Form 10-Q
period 1995-09-30
MINERAL DEVELOPMENT INC
filed 1995-11-14
CIK 316300

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 1995

                               OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______ to ________

                 Commission File Number:  0-9204

                    MINERAL DEVELOPMENT, INC.
     (Exact name of registrant as specified in its charter)

          Texas                                   74-1492779
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

                         9400 N. Central
                       Ste. 1209, L.B. 196
                          Dallas, Texas
                              75231
            (Address of principal executive offices)
                           (Zip Code)

                          (214)368-2084
      (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
   of the Securities Exchange Act of 1934 during the preceding
    12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES  X    NO ___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995.

         Class:  Common stock $0.01 par value per share
      Outstanding at September 30, 1995:  3,375,721 shares

                    MINERAL DEVELOPMENT, INC.

                              INDEX


                                                            Page
                                                           Number
Part I.   Financial Information:

Item 1.   Financial Statements

     Condensed Balance Sheet - September 30, 1995
     (Unaudited) and March 31, 1995                           2

     Condensed Statement of Operations
     Three Months Ended September 30, 1995 and 1994
     and Six Months Ended September 30, 1995 and 1994
     (Unaudited)                                              3

     Condensed Statement of Cash Flows - Three
     Months Ended September 30, 1995 and 1994 (Unaudited)     4

     Notes to Financial Statements                            5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       6

Part II.  Other Information:

Item 6.   Exhibits and Reports on Form 8-K                    7

Signatures                                                    7

                  Part I.  Financial Information
                  Item 1.  Financial Statements

                    MINERAL DEVELOPMENT, INC.
                     CONDENSED BALANCE SHEET

                                      September 30,    March 31,
                                          1995            1995
                                      -------------    ---------
                                       (Unaudited)
                             ASSETS
CURRENT ASSETS:
  Cash                                  $   67,764     $  145,728
  Accounts Receivable                      449,626        430,467
  Other                                      1,193          1,193
                                        ----------     ----------
     TOTAL CURRENT ASSETS                  518,583        577,388

PROPERTY AND EQUIPMENT, AT COST:
  Undeveloped oil and gas properties       100,778        119,352
  Proved developed oil and gas
    properties, based on successful
    efforts method                       5,482,424      5,443,617
  Office and field equipment               363,205        350,728
                                        ----------     ----------
                                         5,946,407      5,913,697

  Allowance for depreciation,
    depletion and amortization          (4,910,406)    (4,849,537)
                                        ----------     ----------
                                         1,036,001      1,064,160
                                        ----------     ----------

     TOTAL ASSETS                       $1,554,584     $1,641,548
                                        ==========     ==========
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                      $  591,602     $  327,959
  Joint interest prepayments                22,763        270,216
  Revenues and royalties payable            52,466         35,729
  Current portion of long-term debt         16,492         18,530

                                        ----------     ----------
     TOTAL CURRENT LIABILITIES             683,323        652,434

LONG TERM DEBT, LESS CURRENT PORTION        16,578         15,675

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value;
    25,000,000 shares authorized,
    3,375,721 shares issued and
    outstanding                             33,757         33,757
  Capital in excess of par value         8,844,005      8,844,005
  Deficit                               (8,023,079)    (7,904,323)
                                        ----------     ----------
     TOTAL STOCKHOLDERS' EQUITY            854,683        973,439
                                        ----------     ----------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY             $1,554,584     $1,641,548
                                        ==========     ==========

         See accompanying notes to financial statements.

                         MINERAL DEVELOPMENT, INC.
               CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

                                Three Months Ended       Six Months Ended
                                   September 30,           September 30,
                                ------------------       -----------------
                                 1995        1994         1995        1994
                                 ----        ----         ----        ----
REVENUES:
  Oil and gas                 $ 179,379   $ 170,532   $ 367,193   $ 353,208
  Management fees and other      68,293      61,225     134,543     112,885
  Gain on disposition of
    properties                     --         3,728         --        5,798
                              ---------   ---------   ---------   ---------
                                247,672     235,485     501,736     471,891

COSTS AND EXPENSES
  Oil and gas production
    costs                       117,057     105,036     217,455     208,535
  Dry hole and abandonment
    costs                        21,533         603      26,115         857
  Depreciation, depletion
    and amortization             30,435      22,482      60,869      46,045
  General and administrative    162,448     120,100     313,719     212,144
  Interest                        1,080         946       2,334       1,965
                              ---------   ---------   ---------   ---------
                                332,553     249,167     620,492     469,546
                              ---------   ---------   ---------   ---------

NET INCOME (LOSS)             $ (84,881)  $ (13,682)  $(118,756)  $   2,345
                              =========   =========   =========   =========
INCOME (LOSS) PER COMMON
  SHARE                       $    (.03)  $     --    $    (.04)  $     --
                              =========   =========   =========   =========
Weighted average shares
  outstanding                 3,375,721   3,175,721   3,375,721   3,125,721




              See accompanying notes to financial statements.

                    MINERAL DEVELOPMENT, INC.
           CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                           Six Months Ended
                                             September 30,
                                           ----------------
                                           1995        1994
                                           ----        ----
Cash flows from operating activities:
  Net income (loss)                     $(118,756)   $  2,345
  Adjustments to reconcile net income
    (loss) to net cash provided (used)
    by operating activities:
      Depreciation, depletion and
        amortization                       60,869      46,045
      Gain on disposition of property
        and equipment                         --       (5,798)
      Net increase in receivables         (19,159)    (18,265)
      Net increase in accounts payable
        and other current liabilities      32,927     317,910
                                        ---------    --------
  Net cash provided (used) by
    operating activities                  (44,119)    342,237

Cash flows from investing activities:
  Additions to property and equipment     (51,869)   (108,301)
  Proceeds from disposition of
    property and equipment                 31,160      17,737
                                        ---------    --------

  Net cash provided (used) by
    investing activities                  (20,709)    (90,564)

Cash used by financing activities:
  Payments of long-term debt              (13,136)    (16,234)
  Proceeds from sale of common
    stock                                     --      125,000
                                        ---------    --------
Net cash provided (used) by
  financing activities                    (13,136)    108,766
                                        ---------    --------

Net increase (decrease) in cash           (77,964)    360,439

Cash at beginning of year                 145,728      83,263
                                        ---------    --------

Cash at end of period                   $  67,764    $443,702
                                        =========    ========
Supplemental information:
  Interest paid                         $   2,334    $  1,965
                                        =========    ========
  Federal income tax paid               $     --     $    --

                                        =========    ========
         See accompanying notes to financial statements.

                    MINERAL DEVELOPMENT, INC.

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1995


1 - Income Per Common Share

     The income per common share was computed by dividing the net income for each period by the weighted average number of common shares outstanding during the quarter. Common stock options are not considered as common stock equivalents as their effect would be anti-dilutive.


2 - Statement by Management Concerning Interim Financial
Information

     The financial information included herein is unaudited and does not include all information and footnotes required by generally accepted accounting principles for complete financial statements; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

                             Item 2.
                    MINERAL DEVELOPMENT, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Financial Condition

     Changes in the Company's financial condition since March 31, 1995 are related primarily to the effects of well completions and workover activities and to increased general and administrative costs. The Company's cash flow is used primarily for property acquisitions, well workovers and capital expenditures on new wells. Management is of the opinion that the Company's cash flow and ability to raise additional capital will be adequate to meet its current obligations as well as fund additional property acquisitions, new projects, and generation and/or participation in new drilling and recompletion work.

Results of Operations

Revenues for the three months ended September 30, 1995 were $247,672 compared with $235,485 for the corresponding period of the prior fiscal year, a 5% increase. This was primarily due to the increase in Oil & Gas revenue from new wells which more than offset normal production declines and somewhat lower oil and gas prices. The $29,845, or 6%, increase in revenues for the six moths ended September 30, 1995 versus the prior period was due primarily to an increase in Management Fees from increased drilling and completion activity for the current period. Costs and expenses for the six months ended September 30, 1995 increased $150,946, or 32%, from $469,546 in the prior period to $620,492 in the current period. This was primarily due to a $101,575 increase in General & Administrative costs as a result of the hiring of the new Chairman of the Board, President and CEO in August, 1994, and to increased engineering consulting work done for the Company. In addition, there was $26,115 in Dry Hole & Abandonment costs for the current period versus $857 in the prior period due primarily to the drilling of an exploratory dry hole in the second quarter of the current fiscal year. The net income for the six months ended September 30, 1995 and 1994, $(118,756) and $2,345, respectively, represent $(.04) and $.00 per share.

                   PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27     Financial Data Schedule

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1995.







                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                              MINERAL DEVELOPMENT, INC.
                                    (Registrant)


Date:  November 14, 1995      /s/ Glenn L. Seitz
                              Glenn L. Seitz, Treasurer