Form 10-K405
period 1995-12-31
MINERAL DEVELOPMENT INC
filed 1996-04-18
CIK 316300

=================================================================
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[ ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Fiscal Year Ended ______________
                               OR
[X]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from April 1, 1995 to December 31, 1995

                  Commission File Number 0-9204

                    MINERAL DEVELOPMENT, INC.
     (Exact name of Registrant as specified in its charter)

            Texas                                 74-1492779
  (State of Incorporation)                     (I.R.S. Employer
                                              Identification No.)

  9400 N. Central Exprwy., Suite 1209
            Dallas, Texas                           75231
(Address of principal executive offices)          (Zip Code)

                         (214) 368-2084
                 (Registrant's telephone number,
                       including area code)

   Securities registered pursuant to Section 12(b) of the Act:
                              None

   Securities registered pursuant to Section 12(g) of the Act:
             Common Stock, Par Value $.01 Per Share
                        (Title of Class)
                 ______________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
                    YES  [X]       NO  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at December 31, 1995, was 3,375,721. The aggregate market value of the voting stock held by nonaffiliates of the Registrant at December 31, 1995, was $974,970 based on the average of the closing bid and asked prices per share of the Common Stock on such date.

               DOCUMENTS INCORPORATED BY REFERENCE
                              None
=================================================================

                    MINERAL DEVELOPMENT, INC.

                            FORM 10-K
FOR THE TRANSITION PERIOD FROM APRIL 1, 1995 TO DECEMBER 31, 1995

                             PART I

     Other than historical and factual statements, the matters and items discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Certain factors that could contribute to such differences are discussed in the forward-looking statements and are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements - Cautionary Statements."

ITEM 1.   BUSINESS

General

     Mineral Development, Inc., a Texas corporation (the "Company"), is engaged in the acquisition of, exploration for and production of oil and natural gas. The Company identifies producing property acquisition candidates with enhancement potential such as infield drilling, recompletions, repairs and equipment changes. The Company focuses on negotiated acquisitions of properties it can operate thus maintaining the maximum control of enhancement activities. The Company generates drilling prospects through its own staff and acquires prospects from independent geologists and geophysicists, other oil and gas operators and other third parties. Prospects generated by outside sources are usually subject to overriding royalties or other retained interests and may require the payment of cash consideration greater than that required for prospects generated internally. The Company continually reviews and evaluates potential oil and gas prospects. In evaluating prospects, the Company sometimes obtains engineering and technical assistance from independent consultants at prevailing industry rates.

     The Company's acquisition, exploration, development and production activities are conducted primarily in Texas, Louisiana and Illinois. At December 31, 1995, the Company owned interests in approximately 17,123 gross (4,002 net) acres of developed oil and gas properties and 5,913 gross (1,075 net) acres of undeveloped oil and gas properties.

Exploration and Development Activities

     Historically, the Company has financed its acquisition, exploration and development expenditures primarily through promoted funds from outside partners and internally generated funds. The Company typically obtains outside participants, generally industry partners, to drill the prospect or to enter into other types of sharing arrangements, such as joint ventures and farmout arrangements, pursuant to which other parties assume the majority or all of the costs of drilling. The involvement of outside participants permits the Company to spread its drilling funds over a larger number of prospects and to reduce the potential amount of loss on any one prospect. Funds required to be expended by the Company will generally be proportionately less than the Company's interest in any production obtained from the wells drilled. From time to time, the Company may sell interests in, or enter into sharing arrangements with respect to, drilling prospects in which the Company has an interest to or with directors, officers, principal shareholders or other affiliates of the Company, provided such transactions are on terms and conditions substantially similar to those offered to nonaffiliated parties. With respect to its acquisition activities, the Company intends to shift its emphasis to larger scale acquisitions. Initially, the Company plans to use a combination of debt and equity financing for larger acquisitions of producing properties.

     The Company's ability to continue to fund its exploration and development activities depends upon its ability to secure the necessary financing for such activities. The Company made exploration and development expenditures of $150,281, $125,247 and $112,212 during fiscal years ended March 31, 1994 and 1995 and the nine months ended December 31, 1995, respectively. The Company made net lease acquisition expenditures of $32,186, $82,743 and $4,430 during the fiscal years ended March 31, 1994 and 1995 and the nine months ended December 31, 1995, respectively.

Operating Activities

     Where possible, the Company prefers to act as operator of the oil and gas prospects in which it owns an interest. The operator of an oil and gas property supervises production, maintains production records, employs field personnel and performs other functions required in the production and administration of such property. The fees for such services customarily vary from well to well, depending on the nature, depth and location of the well being operated. Generally, the operator of an oil and gas prospect is determined by such factors as the size of the working interest held by a participant in the prospect, a participant's knowledge and experience in the geological area in which the prospect is located and geographical considerations. At December 31, 1995, the Company was the operator of 121 gross (87.23 net) wells, which represented approximately 97% of the net wells in which the Company had an interest at such date. The remainder of the wells in which the Company had an interest at such date are operated by third party operators. The wells that the Company operates are located in Texas, Illinois and Louisiana. Although the Company elects to operate and manage most of its properties and drilling activities, its wells are drilled by independent drilling contractors.

Sales of Developed and Undeveloped Acreage

     The Company evaluates properties on an ongoing basis to determine the economic viability of the property and whether such property will enhance the objectives of the Company. During the course of normal business, the Company may dispose of producing properties and undeveloped acreage if the Company believes that such sale is in its best interests. In the nine months ended December 31, 1995, the Company sold a portion of its interest in an undeveloped lease, which reduced the Company's basis in the lease by $28,000. In fiscal year ended March 31, 1995, the Company sold a portion of its interest in an undeveloped lease generating a gain of $5,400. In fiscal 1994, the Company sold a portion of its carried interest in a well in Fayette County, Texas, recognizing a gain of $34,586 and a small interest in a well in Palo Pinto County, Texas for a gain of $3,194.

Products, Markets and Revenues

     Oil and natural gas are the principal products produced by the Company. The Company does not refine or process the oil and natural gas that it produces. The Company sells the oil it produces under short-term contracts at market prices in the areas in which the producing properties are located, generally at F.O.B. field prices posted by the principal purchaser of oil in such areas.

     Natural gas produced from the Company's properties is sold under both short-term and long-term contracts with transmission and utility companies that have pipelines in the vicinity of the producing properties or that will construct pipelines to such properties. The contracts are of a type common within the industry, and a separate contract is usually negotiated for each property. Typically, the Company's contracts are made for terms ranging from day to day up to six months.

     The availability of a ready market for oil and gas and the prices of oil and gas are dependent upon a number of factors that are beyond the control of the Company. These factors include, among other things, the level of domestic production and economic activity generally, the availability of imported oil and gas, actions taken by foreign oil producing nations, the availability of gas pipelines with adequate capacity and other transportation facilities, the availability and marketing of other competitive fuels, fluctuating and seasonal demand for oil, gas and refined products and the extent of governmental regulation and taxation (under both present and future legislation) of the production, refining, transportation, pricing, use and allocation of oil, natural gas, refined products and substitute fuels. Accordingly, in view of the many uncertainties affecting the supply and demand for crude oil, natural gas and refined petroleum products, it is not possible to predict accurately the prices or marketability of the oil and gas from any producing well in which the Company has or may acquire an interest.

     Oil prices have been subject to significant fluctuations over the past decade. Levels of production maintained by the Organization of Petroleum Exporting Countries ("OPEC") member nations and other major oil producing countries are expected to continue to be a major determinant of crude oil price movements in the future. As a result, future oil price movements cannot be predicted with any certainty. Similarly, during the past several years, the market price for natural gas has been subject to significant fluctuations on a monthly basis as well as from year to year. These frequent changes in the market price make it impossible for the Company to predict gas price movements with any certainty.

     The Company cannot provide assurance that it will be able to market all oil or gas that the Company produces or, if such oil or gas can be marketed, that favorable price and contractual terms can be negotiated. Changes in oil and natural gas prices may significantly affect the revenues and cash flow of the Company and the value of its oil and gas properties. Further, significant declines in the prices of oil and natural gas may have a material adverse effect on the business and financial condition of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

     In certain areas in which the Company engages in gas exploration and production activities, the supply of natural gas available for delivery from time to time exceeds the demand.
During such times, companies purchasing gas in such areas reduce the amount of gas that they will purchase or "take." If buyers cannot be readily located for newly discovered gas reserves, newly completed gas wells may be shut-in for various periods of time. As a result, the over-supply of natural gas in certain areas may cause the Company to experience "take" problems or may adversely affect the Company's ability to obtain contracts to market gas discovered in wells in which the Company owns an interest.

     The following table sets forth the amount of the Company's oil sales, gas sales and the percent of oil and gas sales to total revenues for the periods indicated:

                                                                                     Percent of Oil/Gas
                                                                                     Sales to Total
                                                                                     Revenues
                                                                      Total          ------------------
Period Ended                            Oil Sales      Gas Sales      Oil/Gas Sales  (Oil)     (Gas)
- ------------                            ---------      ---------      -------------  -----     -----
Nine Months Ended December 31, 1995     $305,569       $254,275       $559,844       41        34
Nine Months Ended December 31, 1994      246,426        245,117        491,543       36        36
Year Ended March 31, 1995                324,253        301,537        625,790       37        35
Year Ended March 31, 1994                404,814        310,262        715,076       39        30


Delivery Commitments

     The Company is not presently obligated to provide a fixed and determinable quantity of oil or gas under any existing contract or agreement.

Customers

     During the nine months ended December 31, 1995, sales of oil and gas to two purchasers, Scurlock-Permian Corporation and Delhi Gas Marketing Corp. accounted for 17% and 11%, respectively, of the Company's total revenues. During the fiscal year ended March 31, 1995, sales to Pride Pipeline Company and Delhi Gas Marketing Corp. accounted for 15% and 14%, respectively, of the Company's total revenues. During fiscal year ended March 31, 1994, sales to only one purchaser, Pride Pipeline Company with sales of 13% accounted for 10% or more of the Company's total revenues. Although the loss of any one of the Company's oil and gas purchasers could temporarily cease or delay the Company's production and sale of its oil and gas in the purchasers' particular service area, the Company believes it would be able, under current economic circumstances, to contract with other purchasers for its oil and gas production.

Competition

     The oil and gas industry is highly competitive. The Company encounters strong competition from other independent operators and from major oil companies in acquiring properties suitable for exploration, in contracting for drilling equipment and in securing trained personnel. Many of these competitors have financial resources and staffs substantially larger than those available to the Company.

     Exploration for and production of oil and gas is also affected by competition for drilling rigs and the availability of tubular goods and certain other equipment. While the oil and gas industry has experienced shortages of drilling rigs and equipment, pipe and personnel in the past, the Company is not presently experiencing any shortages and does not foresee any such shortages in the near future. The Company is unable to predict how long current market conditions will continue.

     Competition for attractive oil and gas producing properties, undeveloped leases and drilling rights is also strong, and the Company cannot provide assurance that it will be able to compete satisfactorily in the acquisition of such properties. Many major oil companies have publicly indicated their decisions to concentrate on overseas activities and have been actively marketing certain of their existing producing properties for sale to independent producers.

Risks

     The Company's operations are subject to all of the risks normally incident to the exploration for and production of oil and gas, including blowouts, cratering, pollution and fires, each of which could result in damage to or destruction of oil and gas wells or formations or production facilities or damage to persons and property. As is common in the oil and gas industry, the Company is not fully insured against these risks because either insurance is not available or because the Company has elected not to procure insurance due to prohibitive premium costs. The occurrence of such an event not fully insured against could have a material adverse effect on the Company's financial position.

     The Company's oil and gas activities involve in part exploratory drilling, which carries a significant risk that no commercial oil or gas production will be obtained. The cost of drilling, completing and operating wells is often uncertain. Further, drilling may be curtailed or delayed as a result of many factors, including title problems, weather conditions, delivery delays, shortages of pipe and equipment and the unavailability of drilling rigs.

Employees

     As of April 1, 1996, the Company employed six persons of which three were involved in field operations and three were engaged in office and administrative activities. None of the Company's employees are represented by unions or covered by collective bargaining agreements. To date, the Company has not experienced any strikes or work stoppages due to labor problems and considers its relations with its employees to be good. The Company also utilizes the services of independent consultants on a contract basis.

Regulation

     General.   The Company's operations are affected from time to
time in varying degrees by political developments and federal and state laws and regulations. In particular, oil and gas production operations and economics are or have been affected by price control, tax and other laws relating to the oil and gas industry, by changes in such laws and by changing administrative regulations.

     Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and certain of which carry substantial penalties for the failure to comply. The Company cannot predict how existing regulations may be interpreted by enforcement agencies or the courts, nor whether amendments or additional regulations will be adopted, nor what effect such changes may have on the Company's business or financial condition.

     Federal Taxation. The federal government is continually proposing tax initiatives that may effect the oil and gas industry, including the Company. Due to the preliminary nature of these proposals, the Company is unable to determine what effect, if any, the proposals would have on product demand or the Company's results of operations.

     State Regulation. The various states in which the Company conducts activities regulate the drilling, operation and production of oil and gas wells, such as the method of developing new fields, spacing of wells, the prevention and clean-up of pollution, and maximum daily production allowables based on market demand and conservation considerations.

     Environmental Regulation. Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and gas exploration, development and production operations, and consequently may impact the Company's operations and costs. The discharge of oil, gas or other pollutants into the air, soil or water may give rise to claims against the Company brought by either the government or third parties requiring the Company to incur costs to remediate the discharge. Pollution and similar environmental risks generally are not fully insurable. The Company does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. Inasmuch as such laws and regulations are constantly revised, the Company is unable to predict the ultimate cost it may incur as a result of compliance with present and future environmental laws and regulations.

     Other Proposed Legislation. In the past, Congress has been very active in the area of natural gas regulation. Legislative proposals are pending in various states which, if enacted, could significantly affect the petroleum industry. The Company cannot predict which proposals, if any, may actually be enacted by Congress or any of the state legislatures, and what impact, if any, such proposals may have on the Company's operations.


ITEM 2.   PROPERTIES

Location and General Character

     The Company leases approximately 3,485 square feet of office space in Dallas, Texas, for its corporate offices. The lease expires November 30, 1996, and requires a monthly rental payment of approximately $3,125 plus the reimbursement of certain expenses. The Company considers this space adequate for its present needs. The Company also has a small field office and yard in Pecos County, Texas.

     The Company's principal producing areas are in Texas, Illinois and Louisiana. The Company's acquisition and exploration activities are conducted principally in Texas and Louisiana.

Title to Properties

     As is common industry practice, little or no investigation of title is made at the time of acquisition of undeveloped properties, other than a preliminary review of local mineral records. Title investigations are made, and in most cases, a title opinion of local counsel is obtained before commencement of drilling operations. The Company believes that the methods it utilizes for investigating title prior to the acquisition of any properties are consistent with practices customary in the oil and gas industry and that such practices are adequately designed to enable the Company to acquire good title to such properties. Some title risks, however, cannot be avoided, despite the use of customary industry practices.

     The Company's properties are generally subject to customary royalty and overriding royalty interests, liens incident to operating agreements, liens for current taxes and other burdens and minor encumbrances, easements and restrictions, and may be mortgaged to secure indebtedness of the Company. The Company believes that none of these burdens either materially detract from the value of such properties or materially interfere with their use in the operation of the Company's business.

Oil and Gas Reserves

     At December 31, 1995, the Company's oil and gas reserves included direct working interests in 157 wells in the states of Texas, Illinois, North Dakota, Kansas, Oklahoma and Louisiana, as well as overriding royalties in an additional 11 wells in Texas and Michigan. The Company has no reserves offshore or outside of the United States. At December 31, 1995, approximately 71% of the present value of the estimated future net revenues attributable to the Company's properties were attributable to Proved Developed Reserves and approximately 29% was attributable to Proved Undeveloped Reserves. In addition, approximately 15% of the total Proved Reserves were attributable to oil and approximately 85% to gas, based on six mcf of gas being equivalent to one barrel of oil.

     The following table summarizes the Company's proved reserves at December 31, 1995, and was prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the
"Commission"):

                         PROVED RESERVES
                      At December 31, 1995


     Oil and Liquids (Bbls)
       Proved Developed                             140,870
       Proved Undeveloped                             7,116
                                                  ---------
             Total                                  147,986
                                                  =========
     Natural Gas (Mcf)
       Proved Developed                           2,817,700
       Proved Undeveloped                         2,139,184
                                                  ---------
             Total                                4,956,884
                                                  =========


     During the nine months ended December 31, 1995, the Company expended approximately $47,000 to acquire an additional 48% working interest in, and became the operator of, an existing gas well in DeSoto Parish, Louisiana, resulting in the Company owning 51% a working interest in the well and related acreage. The reserve estimates prepared as of December 31, 1995, indicate that the present value of the estimated future net revenues, discounted at 10% per annum, attributable to the Company's interest in this property is approximately $1,550,000 at such date. All of this value is classified as proved reserves, divided almost equally between proved developed (behind pipe) and proved undeveloped. These reserves are in a proved nonproducing category, and there is risk associated with recovery of these reserves. In addition, the Company must incur certain costs and undertake certain risks associated with drilling and workover operations to recover these reserves.

     The reserve estimates presented as of December 31, 1995 have been prepared by Lee Keeling and Associates, Inc., independent petroleum engineers, Tulsa, Oklahoma. Estimates of oil and gas reserves are, of necessity, projections based on engineering data and, thus, are forward-looking in nature. However, because of the uncertainties inherent in the interpretation of such data, the Company cannot insure that the reserves set forth herein will ultimately be realized and the actual results could differ materially. See "Supplementary Oil and Gas Disclosures" included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's oil and gas reserves, including the present value of future net revenues. Previous reserve estimates for other periods reported herein were prepared by Milmac Operating Company, independent petroleum engineers, Lubbock, Texas.

Reserves Reported to Other Agencies

     Estimates of oil and gas reserves have not been filed with or included in reports to any federal authority or agency other than the Commission.

Production

     The following table summarizes for the periods indicated, the Company's revenues, net production of oil and gas sold (including condensate and natural gas liquids) and the average sales price per unit of oil (Bbl) and gas (Mcf):

                                        Nine Months              Fiscal Year
                                        Ended December 31,       Ended March 31,
                                        ------------------       ---------------
                                        1995      1994           1995      1994
                                        ----      ----           ----      ----
     Oil and Condensate:
      Revenue                           $305,569  $246,426       $324,253  $404,814
      Production sold (Bbls)              18,526    16,085         20,733    27,135
      Average sales price per Bbl.      $  16.49  $  15.32       $  15.64  $  14.92



     Natural Gas:
      Revenues                          $254,275  $245,117       $301,537  $310,262
      Production sold (Mcf)              181,121   164,352        210,815   153,809
      Average sales price per Mcf       $   1.40  $   1.49       $   1.43  $   2.02


     Total oil and gas revenues for the nine months ended December 31, 1995 increased 14% over the year earlier period due to increased production of oil and gas and, to a lesser extent, an 8% increase in the price of oil being offset by a 6% decrease in the price of gas. Total oil and gas revenues for the fiscal year ended March 31, 1995 decreased 13% from fiscal 1994 due to lower production of oil and a significant decrease in the price of gas.


     The Company's net production reported in the preceding table only includes production that is owned by the Company and produced to its oil and gas interest, less royalties. Oil production for the nine months ended December 31, 1995 was 15% higher than the nine month period ended December 31, 1994 and gas production was 10% higher. Oil production for fiscal year ended March 31, 1995 was 24% lower than fiscal 1994, but gas production was 34% higher. On the basis of 6 mcf of gas being equivalent to 1 barrel of oil, total production for the nine month period ended December 31, 1995 increased 12% from the nine month period ended December 31, 1994.

     The average production (lifting) costs per barrel-equivalent (gas production being converted to barrel-equivalents at 6,000 cubic feet per barrel of oil) for the fiscal years ended March 31, 1994 and 1995 and for the nine months ended December 31, 1995 were, $8.70, $7.22 and $6.85, respectively. Depreciation, depletion and amortization expense for the fiscal years ended March 31, 1994 and 1995 and for the nine months ended December 31, 1995 were $2.08, $1.91 and $4.80, respectively, per barrel of oil and gas equivalent produced.

Productive Wells

     The following table sets forth the Company's interest in productive wells (producing wells and wells capable of production) at December 31, 1995. The total gross oil and gas wells does not include any multiple completions. At December 31, 1995, the Company did not own an interest in any well that was being completed.

                              Gross Wells(1)                Net Wells(2)
                              --------------                ------------
                              (Oil)     (Gas)     (Total)   (Oil)     (Gas)     (Total)
                              -----     -----     -------   -----     -----     -------
     Illinois                  13        0         13        4.11        0       4.11
     Kansas                     0        1          1           0      .08        .08
     Louisiana                  0        2          2           0      .96        .96
     North Dakota               2        0          2         .08        0        .08
     Oklahoma                   1        2          3         .02      .08        .10
     Texas                    118       18        136       79.46     5.19      84.65
                              ---       --        ---       -----     ----      -----
     Total                    134       23        157       83.67     6.31      89.98
                              ===       ==        ===       =====     ====      =====


- ---------------------
(1) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned. Wells in which only an overriding royalty interest is owned are excluded from this presentation.

(2) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.


Developed Acreage

     The following table sets forth the Company's interest in developed acreage (acreage spaced or assignable to productive wells) at December 31, 1995:

                                   Developed Acreage
                                   -----------------
                                   Gross (1)      Net (2)
                                   ---------      -------
              Illinois                630            98
              Kansas                  640            50
              Louisiana             1,280           615
              North Dakota            320            12
              Oklahoma              1,440            32
              Texas                12,813         3,195
                                   ------         -----
                         Total     17,123         4,002
                                   ======         =====


- ----------------------
(1)  A gross acre is an acre in which a working interest is owned.

(2) A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The total of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.


Undeveloped Acreage

     In addition to its developed oil and gas properties, the Company held interests in 5,913 gross undeveloped acres (1,075 net acres) at December 31, 1995. The following table shows the location of the Company's undeveloped acreage:

                                   Undeveloped Acreage
                                   -------------------
                                   Gross          Net
                                   -----          ---
              Illinois               412            106
              Texas                5,501            969
                                   -----          -----
              Total                5,913          1,075
                                   =====          =====


     The primary terms of the oil and gas leases covering the majority of the Company's undeveloped acreage expire at various dates, generally ranging from one to five years. The Company can retain its interest in undeveloped acreage by drilling activity that establishes commercial reserves sufficient to maintain the lease. Certain of the Company's undeveloped acreage in Illinois and Texas is being "held by production," for which expiration will not occur until production ceases from all wells on the particular leases. As defined by the Commission, undeveloped acreage is considered to be lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

Drilling Activities

     With respect to its drilling operations, the Company plans to concentrate on lower risk development-type properties, generally consisting of drilling to reservoirs from which production is or formerly was being obtained. The drilling of development wells is subject to the normal risk of dry holes, or a failure to produce oil and gas in commercial quantities. The degree of risk varies depending, among other things, on the distance between the well and the nearest producing well, other available geological information and the geological features of the area. In the past, the Company has drilled higher risk exploratory type wells, primarily in geological basins with relatively high levels of drilling density and where adequate subsurface information in the form of well logs and seismic data is generally available to evaluate potential hydrocarbon accumulations. All drilling activities are subject to the risk of encountering unusual or unexpected formations and pressures and other conditions that may result in financial losses or liabilities to third parties or governmental entities, some of which may not be covered by insurance. The number and type of wells drilled by the Company will vary depending on the amount of funds available for drilling, the cost of each well, the size of the fractional working interests acquired by the Company in each well and the estimated recoverable reserves attributable to each well.

     The following table summarizes the Company's approximate gross and net interests in the exploratory and development wells drilled during the periods indicated:

                                             EXPLORATORY WELLS
                                             -----------------
                                   Gross                              Net
Transition Period                  -----                              ---
or Fiscal Year      Productive     Dry       Total     Productive     Dry       Total
- -----------------   ----------     ---       -----     ----------     ---       -----
December 31, 1995   0              2         2         .00            .13       .13
March 31, 1995      0              1         1         .00            .10       .10
March 31, 1994      1              5         6         .04            .22       .26

                                             DEVELOPMENT WELLS
                                             -----------------
                                   Gross                              Net
Transition Period                  -----                              ---
or Fiscal Year      Productive     Dry       Total     Productive     Dry       Total
- -----------------   ----------     ---       -----     ----------     ---       -----
December 31, 1995   1              0         1         .11            .00       .11
March 31, 1995      2              0         2         .26            .00       .26
March 31, 1994      1              0         1         .03            .00       .03


     For purposes of the foregoing table, a dry well (hole) is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion of an oil or gas well. A productive well is an exploratory or a development well that is not a dry hole. The number of wells drilled refers to the number of wells (holes) completed at any time during the fiscal year, regardless of when drilling was initiated. The term "completed" refers to the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency. All drilling activities performed during the nine months ended December 31, 1995 were conducted in the State of Texas.

Present Activities

     At April 1, 1996, the Company was not participating in the drilling of any development or exploratory wells.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not presently party to, nor is any of its property the subject of, any material pending legal proceedings other than routine litigation incidental to the Company's business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the last three months of the transition period ended
December 31, 1995, no matter was submitted by the Company to a vote of its shareholders through the solicitation of proxies or otherwise.

                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

Market Information

     During the past few years, the Company has not met certain of the criteria required for listing on The Nasdaq Stock Market's National Market or Small Cap Market. Since October 1993, certain quotations (high and low bid prices) for the outstanding shares of common stock, par value $0.01 per share (the "Common Stock"), have been published on the OTC Bulletin Board under the symbol "MDVP." Their quotations for the 1994 and 1995 calendar years and for 1996 through April 1, 1996 were as follows:

               Calendar Years                High      Low
               --------------                ----      ---
               1994
               ----
               First Quarter                 $ 3/8     $ 1/4
               Second Quarter                 5/16      3/16
               Third Quarter                   1/2      3/16
               Fourth Quarter                  1/2       3/8

               1995
               ----
               First Quarter                 $ 5/8     $ 3/8
               Second Quarter                  5/8       1/4
               Third Quarter                   1/2       1/4
               Fourth Quarter                  1/2      5/16

               1996
               ----
               First Quarter
               (through April 1)             $ 1/2     $5/16


     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     The Company is attempting to comply with certain listing criteria, including minimum equity, share price, public float and market maker requirements and intends to reapply for inclusion of its Common Stock on The Nasdaq Stock Market's National Market or Small Cap Market when the Company is able to satisfy such requirements. The Company cannot insure that it will be successful in any reapplication to have the Common Stock quoted on The Nasdaq Stock Market's National Market or Small Cap Market. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Shareholders

     According to the records of the Company's transfer agent, there were 1,770 holders of record of the Common Stock at April 1, 1996.

Dividends

     The Company has not paid any cash dividends on its Common Stock, and does not anticipate that dividend payments will be made in the foreseeable future. The Board of Directors of the Company presently plans to retain the Company's earnings, if any, to finance the development and expansion of the Company's operations. Future dividend policy is subject to the discretion of the Board of Directors and will depend on a number of factors, including future earnings, capital requirements and the financial condition of the Company.

ITEM 6.   SELECTED FINANCIAL DATA

     The comparative selected financial data of the Company is presented for the transition period ended December 31, 1995 and the fiscal years ended March 31, 1992, 1993, 1994 and 1995. The information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations" and the Company's Financial Statements and accompanying notes thereto included elsewhere herein.

                                                                 Fiscal Year Ended March 31,
                                        Nine Months Ended        ---------------------------
                                        December 31, 1995        1995           1994           1993           1992
                                        -----------------        ----           ----           ----           ----
Operations
- ----------
Revenues                                $  751,384               $  866,411     $1,040,829     $1,141,627     $  968,298
Net income (loss) before
 extraordinary item                       (343,714)                (167,990)        45,738        120,337        (33,782)
Extraordinary items(1)                           0                        0              0         49,477              0
Net income (loss)                         (343,714)                (167,990)        45,738        169,814        (33,782)

Net income (loss) per share
 before extraordinary item(2)                 (.10)                    (.05)           .02            .04           (.01)
Extraordinary item per share(1)(2)               0                        0              0            .02              0
Net income (loss) per share (2)(3)            (.10)                    (.05)           .02            .06           (.01)

Balance Sheet
- -------------
Current assets                          $  581,524               $  577,388     $  455,945     $  419,447     $  391,786
Current liabilities                        861,414                  652,434        418,221        364,140        445,957
Working capital (deficit)                 (279,890)                 (75,046)        37,724         55,307        (54,171)
Total assets                             1,530,687                1,641,548      1,453,450      1,267,016      1,169,642
Long-term debt                              39,548                   15,675         18,800         18,004          8,627
Shareholders' equity                       629,725                  973,439      1,016,429        884,872        715,058

Current ratio                             .68 to 1                 .88 to 1      1.09 to 1      1.15 to 1       .88 to 1


- ---------------------
(1) The extraordinary gain in fiscal 1993 was due to the utilization of the Company's net operating loss carryforward.

(2) Per share data has been restated to reflect the l-for-10 reverse stock split effective March 2, 1992.

(3) The Company has not declared nor paid any dividends during any of the periods presented.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Comparison of Nine Months Ended December 31, 1995 and 1994 (Unaudited). On February 13, 1996, the Company changed its fiscal year end from March 31 to December 31. Accordingly, the following comparison is for the nine month transition period ended December 31, 1995 and the nine month period ended December 31, 1994.

     The net loss for the nine months ended December 31, 1995 was $343,714, or $.10 per share, compared to a net loss of $59,705, or $.02 per share, in the prior nine month period. This difference of $284,009 was primarily the result of an increase in expenses, as discussed below.

     Oil and gas sales increased $68,301 to $559,844 for the nine months ended December 31, 1995, from $491,543 in the prior nine month period, a 14% increase. Oil production and gas production for the nine months ended December 31, 1995 increased 15% and 10%, respectively, from the prior nine month period. These increases were primarily attributable to the production from several successful workovers and newly completed wells overshadowing the continued depletion of existing properties. Oil prices and gas prices for the nine months ended December 31, 1995 were 8% higher and 6% lower, respectively, than such prices in the comparable prior nine month period.

     Management fees and other income increased $14,403, or 8%, to $191,540 for the nine months ended December 31, 1995 versus
$177,137 in the nine months ended December 31, 1994. Management fees and other income primarily include overhead fees, well supervision and interest income. The increase was due to a slightly higher level of operated drilling and maintenance activities.

     The Company's costs and expenses increased $355,505, or 48%, from $739,593 for the nine months ended December 31, 1994 to $1,095,098 for the nine months ended December 31, 1995. This increase was primarily due to a $166,840 increase in depreciation, depletion and amortization, and to a $129,453 increase in general and administrative expenses. Depreciation, depletion and amortization expenses were $233,958 and $67,118, respectively, for
the nine month periods ended December 31, 1995 and 1994.   This
249% increase was attributable to the significant depletion expense taken on non-producing reserves. General and administrative expenses were $480,446 and $350,993, respectively, for the nine months ended December 31, 1995 and 1994, respectively. The 37% increase between the nine month periods is the result of the current period including nine months of expenses related to the employment of a new Chairman of the Board, President and Chief Executive Officer versus only four months of expenses reflected in the previous nine month period.

Comparison of Fiscal Years Ended March 31, 1995 and 1994

     The net loss for fiscal year ended March 31, 1995 was $167,990, $0.05 per share, compared to net income of $45,738, $0.02 per share in fiscal 1994. This difference of $213,728 was primarily the result of a decrease in revenue, as discussed below.

     Oil and gas sales decreased $89,286, or 12.5%, to $625,790 in fiscal year ended March 31, 1995 from $715,076 in fiscal 1994. Fiscal year ended March 31, 1995 oil production was 24% lower than 1994 as the Company experienced continued depletion of current properties with new wells being added only at year end. However, gas production was 34% higher reflecting the acquisition of new interests and one highly successful workover. On the basis of 6 mcf of gas being equivalent to 1 barrel of oil, total fiscal 1995 production increased 6%. The decline in total oil and gas revenues of 12.5% was due to a 5% increase in oil prices being more than offset by a 29% decrease in gas prices. Had oil and gas prices remained unchanged from fiscal 1994 to fiscal 1995, oil and gas revenues would have increased 3%.

     Management fees and other income decreased $62,526, or 21%, to $232,940 in fiscal 1995. The decrease was due to a combination of a lower level of operated drilling and repair activities and slightly fewer wells operated on average for fiscal 1995 than for fiscal 1994.

     The Company's costs and expenses increased $39,310, or 4%. Most of the $121,179 increase in general and administrative expense was offset by reductions in oil and gas production costs and dryhole and abandonment costs. The increased general and administrative expense was primarily due to the hiring of a new Chairman of the Board, President and Chief Executive Officer in August 1994.

Comparison of Fiscal Years Ended March 31, 1994 and 1993

     The net income for fiscal 1994 was $45,738, $0.02 per share, compared to $169,814, $0.06 per share, in fiscal 1993. The
$124,076 difference was primarily the result of a decrease in oil and gas revenue, as discussed below.

     Oil and gas sales decreased $115,072, or 14%, to $715,076 in fiscal 1994 from $830,148 in fiscal 1993 due mostly to the significant decrease in the average oil price per barrel received by the Company in fiscal 1994 and the normal declines from depletion, dispositions and abandonments, which more than offset revenues received from the acquisition of interests in producing wells and successful workovers on certain of the Company's wells and the increase in the average sales price per Mcf ($2.02 in fiscal 1994 compared to $1.78 in fiscal 1993). The lower price per barrel in fiscal 1994 ($14.92) compared to fiscal 1993 ($19.18) was due to a temporary cyclical fluctuation, which as of the date of this report has been almost completely reversed.

     Management fees and other income decreased $7,781, or only 2.6%, from $303,247 in fiscal 1993 to $295,466 in fiscal 1994.
Management fees and other income primarily include overhead fees, well supervision and interest income. Gain on disposition of property and equipment was $30,287 for fiscal 1994 compared to $8,232 for fiscal 1993. These gains or losses are entirely dependent upon the frequency and magnitude of sales of properties that management determines to sell and the disposition and book value of properties plugged or otherwise disposed.

     The Company's costs and expenses increased by $23,278, or 2%, from $971,813 in fiscal 1993 to $995,091 in fiscal 1994. Oil and gas production costs increased $8,983, or 2%, to $458,891 in fiscal 1994 from $449,908 in fiscal 1993 due to the additional costs related to the acquired interests in producing wells, which more than offset the cost savings efforts during the year. Dry hole and abandonment costs increased to $44,141 in fiscal 1994 from $36,040 in fiscal 1993. Changes in this item are due to the timing and frequency of wells and/or acreage that are drilled and/or abandoned during any particular year. Depreciation, depletion and amortization decreased $30,538, or 22% from $140,350 in fiscal 1993 to $109,812 in fiscal 1994 as a result of a large write-down on several properties for book purposes in fiscal 1993 as well as a decrease in oil production volumes. General and administrative costs were $377,536 for 1994 as compared to $343,341 in 1993, an increase of $34,195, or 10%, due to relatively small increases in a variety of items.

     For the fiscal year ended March 31, 1994, the Company utilized its net operating loss carryforward to offset the charge for federal income tax, and as a result, recorded a $6,861 benefit.

Liquidity and Capital Resources

     The Company's working capital at December 31, 1995 was a negative $279,890 as compared to a negative $75,046 at March 31, 1995. This $204,844 decrease resulted from the utilization of Company funds for property acquisitions, well workovers and capital expenditures on new wells and also from increased general and administrative expenses as discussed above. Historically, the Company has funded its oil and gas activities through cash flow from operations, bank borrowings, equity capital from private sales of stock and agreements with industry participants.

     The Company's increase in cash of $75,057 for the nine months ended December 31, 1995, was due to net borrowings of $181,054 being partially offset by net cash used for property and equipment acquisitions of $101,822 and net cash used in operations of $4,175. Cash decreased $43,157 for the nine months ended December 31, 1994, due to $125,000 in proceeds from Common Stock issued being more than offset by cash used in operations of $27,421, net property and equipment acquisitions of $119,534 and repayments of long-term debt of $21,202. For the fiscal years ended March 31, 1995 and 1994, cash increased $62,465 and $74,348, respectively, due to cash flow from operations and Common Stock issuances exceeding cash used for net property and equipment acquisitions and debt repayments.

     At December 31, 1995, the Company had a short-term bank note payable in the amount of $200,000 and long-term debt (excluding current portion) of approximately $40,000. At the date of this report, the short-term note was paid in full through proceeds received upon the exercise of an outstanding stock option described below. At the date of this report, the Company did not have any significant financing facility.

     On March 29, 1996, William R. Granberry, a director of the Company and former Chairman of the Board, President and Chief Executive Officer, exercised his stock option and purchased 600,000 shares of the Company's Common Stock at $.375 per share, thus generating $225,000 in cash for the Company. Proceeds were primarily used to pay off the short-term bank note mentioned above. During the fiscal year ended March 31, 1995, the Company issued 300,000 shares of Common Stock to two directors, David N. Fitzgerald and William R. Granberry, resulting in $125,000 of new capital.

     Management is of the opinion that the Company's cash flow and funds from the sale of additional equity capital will be adequate to meet its current obligations as well as fund additional property acquisitions, new projects, and generation and/or participation in new drilling and recompletion work.

     The Company has announced its intention to hold its annual meeting of shareholders in June 1996, at which meeting the shareholders will vote on proposals to elect a new slate of directors, to change the name of the Company and to effect a one for five reverse stock split of the Common Stock. The Company also expressed its intention to file a Registration Statement with the Commission relating to the public offering of up to 5,000,000 post-split shares of the Common Stock. The proceeds of this offering, if successful, would be used for the acquisition of producing oil and gas properties as well as further development activities in any acquired properties. The timing and size of any acquisition and the associated capital commitments are unpredictable. Proceeds of the contemplated offering would also assist the Company in meeting certain Nasdaq listing requirements. There is no assurance that the Company will be successful in registering its Common Stock for sale or in selling all or any portion of the Common Stock offered. The offering, if made, will be made only by means of a prospectus.

     In anticipation of its proposed equity offering, the Company has agreed to employ Charles W. Gleeson as President and Chief
Executive Officer effective June 1, 1996, provided the proposed offering is successfully completed.

Inflation and Changing Prices

     The impact of inflation, as always, is difficult to assess. During the three fiscal years ended March 31, 1995 and the nine months ended December 31, 1995, the oil and gas industry remained depressed. As a result, the Company experienced continued weakness in demand and in prices received for its oil and gas production. The general softening of the market has; however, also reduced the cost of labor, materials, contract services and other operating costs. The Company cannot anticipate whether the present trend of low inflation will remain; however, a sudden increase in inflation and/or an increase in operating costs coupled with a continuation of low oil prices could have an adverse effect on the operations of the Company.

Forward-Looking Information - Cautionary Statements

     Other than the historical and factual matters set forth herein, the matters and items set forth in this report are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:

     Certain Industry and Marketing Risks. The Company's operations are subject to the risks and uncertainties associated with drilling for, and production and transport of, oil and gas. The Company must incur significant expenditures for the identification and acquisition of properties and for the drilling and completion of wells. Drilling activities are subject to numerous risks, including the risk that no commercial productive oil or gas reservoirs will be encountered. The Company's operations may be materially curtailed, delayed or cancelled as a result of numerous factors, including the presence of unanticipated pressure or irregularities in formations, accidents, title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. The Company's prospects for future growth and profitability will depend predominately on its ability to replace present reserves through acquisition as well as its ability to successfully develop additional reserves. The Company's ability to market its oil and gas production is dependent upon the availability and capacity of oil and gas gathering systems and pipelines. Federal and state regulation of oil and gas production and transportation, general economic conditions, changes in supply and in demand all could materially adversely affect the Company's ability to market its oil and gas production.

     Uncertainty of Estimates of Oil and Gas Reserves. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, including many factors beyond the control of the Company. This report contains an estimate of the Company's proved oil and gas reserves and the estimated future net revenue therefrom based upon reports of the Company's independent petroleum engineers. Such reports rely upon various assumptions, including assumptions required by the Commission as to constant gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating gas and oil reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, such estimates are inherently an imprecise evaluation of reserve quantities or the future net revenue therefrom. Actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable gas and oil reserves may vary substantially from those assumed in the estimate. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this report. In addition, the Company's reserves may be subject to downward or upward revision, based upon production history, results of future exploration and development, prevailing gas and oil prices and other factors.

     Development of Additional Reserves. The Company's future success, as is generally the case in the industry, depends upon its ability to find, develop and acquire additional gas and oil reserves that are economically recoverable. Except to the extent that the Company conducts successful development activities or acquires properties containing proved reserves, the Company's proved reserves will generally decline as reserves are produced. There can be no assurance that the Company will be able to find additional reserves or that the Company will drill economically productive wells or acquire properties containing proved reserves.

     Effects of Changing Oil and Gas Prices. The future financial condition and results of operations of the Company depend upon the prices it receives for its oil and gas production and the costs of acquiring, developing and producing oil and gas. Oil and gas prices have historically been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of other factors beyond the control of the Company. These factors include, without limitation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports, the level of consumer demand, government regulation and taxes, the price and availability of alternative fuels and general economic conditions. A significant reduction in oil or gas prices can adversely affect both the estimated amount and value of the Company's oil and gas reserves.

     Operating Hazards and Uninsured Risks. The Company's operations are subject to the risks inherent in the oil and gas industry, including the risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental accidents such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. There can be no assurance that any insurance will be adequate to cover any losses or liabilities. The Company cannot predict the continued availability of insurance, or availability at commercially acceptable premium levels.

     Government Regulation. Oil and gas operations are subject to certain federal, state and local laws and regulations that may be changed from time to time in response to economic and political conditions. Such laws and regulations have generally become more stringent in recent years, often imposing greater liability on an increasing number of parties. Because the requirements imposed by such laws and regulations are frequently changed, the Company is unable to predict the effect or cost of compliance with such requirements or their effects on oil and gas use or prices. In addition, a number of legislative proposals have been introduced in Congress and state legislatures which, if enacted, would significantly affect the oil and gas industry. Such proposals involve among other things, the imposition of land use controls and certain measures designed to prevent oil and gas companies from acquiring assets in other energy areas. In view of the many uncertainties which exist with respect to any legislative proposals, the Company cannot predict the effect on the Company of any legislation which might be enacted.

     Substantial Competition. The oil and gas industry is highly competitive and there are many other companies engaged in the oil and gas business. Many of the companies with which the Company competes have substantially greater financial, technical and other resources and may have greater experience in the oil and gas business than the Company.

     Need for Additional Capital. The Company's ability to acquire and exploit oil and gas properties is dependent upon its ability to obtain necessary outside funding or to generate cash flow from operations. The Company anticipates attempting to raise additional capital through a registered public offering although there is no assurance that the Company will be able to raise any additional capital through the proposed offering or otherwise. The Company anticipates that the net proceeds of the proposed offering, together with any funds available from borrowings and potential funds generated from operations, will be adequate for its currently planned activities to develop its proved undeveloped and developed nonproducing oil and gas reserves, but there is no assurance that such funds will be adequate. If additional capital is required for future acquisitions or exploitation activities and the capital available from internal or external sources is insufficient, the Company will be required to curtail its acquisition and exploitation activities and its ability to grow or replace reserves may be adversely affected.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEPENDENT AUDITOR'S REPORT                              18


     FINANCIAL STATEMENTS

     Balance sheets at December 31, 1995 and March 31, 1995
                                                               19

     Statements of operations for the nine months ended
     December 31, 1995 and 1994 and years ended
     March 31, 1995 and 1994                                   20

     Statements of changes in stockholders' equity for the
     nine months ended December 31, 1995 and years ended
     March 31, 1995 and 1994                                   21

     Statements of cash flows for the nine months ended
     December 31, 1995 and 1994 and years ended
     March 31, 1995 and 1994                                22-23

     Notes to financial statements                          24-28


SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)           29-32


FINANCIAL STATEMENT SCHEDULE FOR THE NINE MONTHS ENDED
DECEMBER 31, 1995 AND YEARS ENDED MARCH 31, 1995 AND 1994

     Valuation and qualifying accounts and reserves
     (Schedule "II")                                           33

     All other schedules and historical financial information are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                  INDEPENDENT AUDITOR'S REPORT



The Board of Directors
Mineral Development, Inc.


We have audited the accompanying balance sheets of Mineral Development, Inc. as of December 31, 1995 and March 31, 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the nine months ended December 31, 1995 and the years ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mineral Development, Inc. as of December 31, 1995 and March 31, 1995, and the results of its operations and its cash flows for the nine months ended December 31, 1995 and the years ended March 31, 1995 and 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, as listed in the index to the financial statements, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                   /s/ Belew Averitt LLP


March 22, 1996, except for Note 10
as to which the date is April 17, 1996
Dallas, Texas


                                                MINERAL DEVELOPMENT, INC.
                                                     BALANCE SHEETS
                                          DECEMBER 31, 1995 AND MARCH 31, 1995


                                                                 December 31,   March 31,
                                                                 1995           1995
                                                                 ------------   ---------
ASSETS
Current assets:
  Cash                                                           $  220,785     $  145,728
  Accounts receivable - trade (net of allowance for doubtful
    accounts of $37,056 and $31,830, respectively)                  359,546        430,467
  Other                                                               1,193          1,193
                                                                 ----------     ----------
     Total current assets                                           581,524        577,388
Property and equipment, at cost (Note 3):
  Undeveloped oil and gas properties                                 68,626        119,352
  Proved developed oil and gas properties, based on the
    successful efforts method                                     5,488,225      5,443,617
  Office and field equipment                                        372,248        350,728
                                                                 ----------     ----------
                                                                  5,929,099      5,913,697
  Allowance for depreciation, depletion and amortization         (4,979,936)    (4,849,537)
                                                                 ----------     ----------
                                                                    949,163      1,064,160
                                                                 ----------     ----------
                                                                 $1,530,687     $1,641,548
                                                                 ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $  475,872     $  327,959
  Joint interest prepayments                                         69,188        270,216
  Revenues and royalties payable                                     87,793         35,729
  Note payable (Note 2)                                             200,000              -
  Current portion of long-term debt (Note 3)                         28,561         18,530
                                                                 ----------     ----------
     Total current liabilities                                      861,414        652,434
Long-term debt, less current portion (Note 3)                        39,548         15,675
Commitments and contingencies (Note 7)                                    -              -
Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares authorized,
   3,375,721 shares issued and outstanding (Note 5)                  33,757         33,757
  Capital in excess of par value                                  8,844,005      8,844,005
  Deficit                                                        (8,248,037)    (7,904,323)
                                                                 ----------     ----------
     Total stockholders' equity                                     629,725        973,439
                                                                 ----------     ----------
                                                                 $1,530,687     $1,641,548
                                                                 ==========     ==========

              See accompanying notes to financial statements.


                                                MINERAL DEVELOPMENT, INC.
                                                STATEMENTS OF OPERATIONS
                                    NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994 AND
                                           YEARS ENDED MARCH 31, 1995 AND 1994

                                        Nine Months
                                        Ended December 31,            Year Ended March 31,
                                        ------------------            --------------------
                                        1995           1994           1995           1994
                                        ----           ----           ----           ----
                                                       (Unaudited)
Revenues:
  Oil and gas                           $  559,844     $491,543       $  625,790     $  715,076
  Management fees and other income         191,540      177,137          232,940        295,466
  Gain on disposition of property
    and equipment                                -       11,208            7,681         30,287
                                        ----------     --------       ----------     ----------
                                           751,384      679,888          866,411      1,040,829

Costs and expenses:
  Oil and gas production costs             333,444      302,168          403,541        458,891
  Dry hole and abandonment costs            42,257       16,890           21,555         44,141
  Depreciation, depletion and
    amortization                           233,958       67,118          106,489        109,812
  General and administrative               480,446      350,993          498,715        377,536
  Interest                                   4,993        2,424            4,101          4,711
                                        ----------     --------       ----------     ----------
                                         1,095,098      739,593        1,034,401        995,091
                                        ----------     --------       ----------     ----------
Income (loss) before income taxes         (343,714)     (59,705)        (167,990)        45,738
Income taxes (Note 4)                            -            -                -              -
                                        ----------     --------       ----------     ----------
Net income (loss)                       $ (343,714)    $(59,705)      $ (167,990)    $   45,738
                                        ==========     ========       ==========     ==========
Net income (loss) per share             $     (.10)    $   (.02)      $     (.05)    $      .02


                See accompanying notes to financial statements.


                                                MINERAL DEVELOPMENT, INC.
                                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           NINE MONTHS ENDED DECEMBER 31, 1995
                                         AND YEARS ENDED MARCH 31, 1995 AND 1994


                                        Common Stock
                                        -------------                 Capital in
                                        Number of                     excess of
                                        shares         Amount         par value      Deficit        Total
                                        ------         ------         ----------     -------        -----
Balance at March 31, 1993               2,753,000      $27,530        $8,639,413     $(7,782,071)   $  884,872

Exercise of stock options (Note 5)        230,000        2,300            18,000               -        20,300

Issuance of common stock                   92,721          927            64,592               -        65,519

Net income                                      -            -                 -          45,738        45,738
                                        ---------      -------        ----------     -----------    ----------
Balance at March 31, 1994               3,075,721       30,757         8,722,005      (7,736,333)    1,016,429

Issuance of common stock                  300,000        3,000           122,000               -       125,000

Net loss                                        -            -                 -        (167,990)     (167,990)
                                        ---------      -------        ----------     -----------    ----------
Balance at March 31, 1995               3,375,721       33,757         8,844,005      (7,904,323)      973,439

Net loss                                        -            -                 -        (343,714)     (343,714)
                                        ---------      -------        ----------     -----------    ----------
Balance at December 31, 1995            3,375,721      $33,757        $8,844,005     $(8,248,037)   $  629,725
                                        =========      =======        ==========     ===========    ==========


                See accompanying notes to financial statements.


                                                MINERAL DEVELOPMENT, INC.
                                                STATEMENTS OF CASH FLOWS
                                      NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                         AND YEARS ENDED MARCH 31, 1995 AND 1994


                                                                 Nine months
                                                                 ended December 31,            Year ended March 31,
                                                                 ------------------            --------------------
                                                                 1995           1994           1995           1994
                                                                 ----           ----           ----           ----
                                                                                (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                              $(343,714)     $ (59,705)     $(167,990)     $ 45,738
  Adjustments to reconcile net income
    (loss) to net cash provided (used) by operating activities:
    Depreciation, depletion and amortization                       233,958         67,118        106,489       109,812
    Gain on disposition of property and equipment                        -        (11,208)        (7,681)      (30,287)
    Loss on abandonment of property and equipment                   35,711              -              -             -
    (Increase) decrease in:
      Accounts receivable                                           70,921        143,012        (61,733)       31,390
      Other current assets                                               -              -          2,755         6,460
    Increase (decrease) in accounts payable and other
      current liabilities                                           (1,051)      (166,638)       243,072        72,806
                                                                 ---------      ---------      ---------      --------
  Net cash provided (used) by operating activities                  (4,175)       (27,421)       114,912       235,919

Cash flows from investing activities:
  Additions to property and equipment                             (140,923)      (137,736)      (189,609)     (182,106)
  Proceeds from disposition of property and equipment               39,101         18,202         30,349        52,314
                                                                 ---------      ---------      ---------      --------
  Net cash used by investing activities                           (101,822)      (119,534)      (159,260)     (129,792)

Cash flows from financing activities:
  Payment on line-of-credit                                              -              -              -       (25,000)
  Proceeds from note payable and long-term debt                    300,000              -          9,318             -
  Payments on long-term debt                                      (118,946)       (21,202)       (27,505)      (27,079)
  Proceeds from issuance of common stock                                 -        125,000        125,000        20,300
                                                                 ---------      ---------      ---------      --------
  Net cash provided (used) by financing activities                 181,054        103,798        106,813       (31,779)
                                                                 ---------      ---------      ---------      --------
Net increase (decrease) in cash                                     75,057        (43,157)        62,465        74,348

Cash at beginning of period                                        145,728         83,263         83,263         8,915
                                                                 ---------      ---------      ---------      --------
Cash at end of period                                            $ 220,785      $  40,106      $ 145,728      $ 83,263
                                                                 =========      =========      =========      ========
Supplemental information:
  Interest paid                                                  $   4,993      $   2,424      $   4,101      $  4,711
                                                                 =========      =========      =========      ========
  Income taxes paid                                              $       -      $       -      $       -      $      -
                                                                 =========      =========      =========      ========


Noncash activities -

     The Company acquired property and equipment for debt as follows:


                                             Nine months
                                             ended December 31,       Year ended March 31,
                                             ------------------       --------------------
                                             1995      1994           1995      1994
                                             ----      ----           ----      ----
                                                       (Unaudited)
Assets acquired                              $81,822   $23,203        $23,203   $49,200
Book value of assets traded-in               (28,972)        -              -   (15,050)
                                             -------   -------        -------   -------
     Debt incurred                           $52,850   $23,203        $23,203   $34,150
                                             =======   =======        =======   =======


     During the year ended March 31, 1995, the Company incurred a casualty loss relating to one of its vehicles. The insurance proceeds of $17,000 received for the loss were used to directly repay the related note payable.

     The Company issued 92,721 shares of common stock in the year ended March 31, 1994 for producing oil and gas properties valued at $65,519.

               See accompanying notes to financial statements.

                    MINERAL DEVELOPMENT, INC.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

     Organization. Mineral Development, Inc. (Company), a Texas corporation, was formed in 1955. The Company's operations consist primarily of acquiring interests in producing oil and gas properties located in the continental United States. The Company also acts as the operator on certain of these properties and receives management fee income.

     Year-end change. On February 13, 1996, the Company changed its fiscal year-end from March 31 to December 31 effective December 31, 1995.

     Management estimates. In preparing financial statements in conformity with generally accepted accounting principles, the Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results may differ from management's estimates.

     Cash equivalents. The Company considers time deposits with original maturities of three months or less to be components of cash.

     Property and equipment. The Company accounts for oil and gas properties in accordance with the successful efforts method. Accordingly, costs to acquire mineral interests in oil and gas properties, to drill exploratory wells that find proved reserves and to drill and equip development wells, are capitalized. Geological and geophysical costs and costs to drill exploratory wells that do not find proved reserves are expensed.

     Depletion of proved oil and gas properties is computed on the basis of current gross production in relation to estimated future production of proved oil and gas reserves, based on current economic and operating conditions.

     Upon sale or retirement of depreciable property, the cost and related accumulated depreciation, depletion and amortization are removed and gain or loss is recognized. Maintenance and repairs are expensed as incurred; renewals and replacements that improve or extend the life of existing properties are capitalized.

     Upon determination that an oil or gas property is not commercially productive, the well is plugged and abandoned. Costs associated with plugging a well, including restoration and dismantlement costs, are expensed.

     Allowances are provided for the impairment of value associated with unproved oil and gas leases and for proved oil and gas properties when the carrying value of the properties exceeds the total discounted future net value of oil and gas reserves.

     Depreciation of office and field equipment is provided by the straight-line method over an estimated useful life of five years.

     Income (loss) per share. Income (loss) per share is based on the weighted average number of common shares and common share equivalents outstanding (December 31, 1995 - 3,375,721;
December 31, 1994 - 3,209,054; March 31, 1995 - 3,275,721;
March 31, 1994 - 2,926,254). The effects of common stock equivalents (Note 5) are antidilutive.

     Federal income tax. The Company utilizes the asset and liability method of computing deferred income taxes. In the event differences between the financial reporting bases and the tax bases of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is considered necessary. A valuation allowance is provided for a portion or all of the deferred tax assets when it is more likely than not that such portion, or all of such deferred tax assets, will not be realized.

     Concentration of credit risk. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. The Company has the right to offset certain of its trade receivables with payables related to properties it operates on behalf of joint interest owners. Consequently, management does not anticipate significant credit losses from such financial instruments.

     Advertising. The Company expenses the production costs of advertising and promotion expenditures as incurred. Advertising expense was not significant for the nine months ended December 31, 1995 and 1994 and the years ended March 31, 1995 and 1994.

NOTE 2.  NOTE PAYABLE

     At December 31, 1995, the Company had a $200,000 demand note payable outstanding to a bank. The note bears interest at the bank's prime lending rate adjusted every ninety days (eight and three-quarter percent at December 31, 1995) and is due in full on May 17, 1996. The note is collateralized by assets pledged by a director of the Company. The director also personally guaranteed the note.

NOTE 3.  LONG-TERM DEBT

     Long-term debt at December 31, 1995 and March 31, 1995 consisted of the following:

                                                                           December 31,   March 31,
                                                                           1995           1995
                                                                           ------------   ---------
  Notes payable to a finance company; monthly principal and interest
   payments of $1,423; interest at 9.9%; collateralized by equipment       $39,764        $     -

  Note payable to a finance company; monthly principal and interest
   payments of $762; interest at 10.9%; collateralized by equipment         15,701         20,986

  Note payable to a vendor, monthly principal and interest payments of
   $410, interest at 14%; unsecured                                          9,452              -

  Note payable to a finance company; monthly principal and interest
   payments of $375; interest at 8.9%; collateralized by equipment           3,192          6,267

  Note payable to a finance company; monthly principal and interest
   payments of $1,031; interest at 9.9%; collateralized by equipment             -          6,952
                                                                           -------        -------
                                                                            68,109         34,205
  Less current portion                                                     (28,561)       (18,530)
                                                                           -------        -------
                                                                           $39,548        $15,675
                                                                           =======        =======


     Maturities of long-term debt consist of the following:



     Year ending December 31,
     ------------------------
     1996                          $28,561
     1997                           27,525
     1998                           12,023
                                   -------
                                   $68,109
                                   =======


NOTE 4.  INCOME TAXES

     No tax provision was required for the periods ended
December 31, 1995, December 31, 1994 and March 31, 1995 as the
Company incurred a loss. Income tax expense at March 31, 1994 of $6,861 (fifteen percent effective tax rate) was offset by the utilization of a net operating loss carryforward.

     Deferred taxes resulted from differences between financial statement and tax bases of assets and liabilities as well as unused tax losses and credit carryforwards. Temporary differences and carryforwards that comprise deferred taxes at December 31, 1995 were approximately as follows:


Depreciation, depletion and amortization,
  including percentage
  depletion carryforwards                    $   94,000
Allowance for doubtful accounts                  13,000
Net operating loss carryforward               2,336,000
Investment tax credit carryforward              135,000
                                             ----------
                                              2,578,000
Less:  Valuation allowance                   (2,578,000)
                                             ----------
                                             $        -
                                             ==========


     At December 31, 1995, the Company had net operating loss carryforwards and investment tax credit carryforwards of approximately $6,870,000 and $135,000, respectively, which may be applied against future taxable income. If unused, such carryforwards expire in varying amounts from 1996 to 2011. Under current tax law, the Company could lose substantial future benefit of its carryforwards should there be a significant change in ownership. Due to the uncertainty of utilizing such carryforwards in future years, all of the deferred tax assets resulting from such carryforwards have been included in the valuation allowance.

NOTE 5.  COMMON STOCK OPTIONS

     In August, 1994, the Company approved a stock option plan
(Plan), whereby options may be granted to selected employees to purchase an aggregate of 1,000,000 shares of the Company's authorized common stock. Under the Plan, options to purchase shares will be granted at a price determined by the Company's stock option committee, but in no event will it be less than one hundred percent of the fair market value per share at the time of grant. The Plan terminates in August, 2004.

     In August, 1994, options to purchase 400,000 and 200,000 shares of common stock were granted to an officer/director under a non-qualified stock option agreement and an incentive stock option agreement, respectively. Under both of these agreements, the option price is $.375 per share. Because the Plan and the related incentive stock option grant was not approved within one year of the Plan's adoption, the incentive stock option grant is now a nonqualified option grant. The officer/director options expire March 31, 1996 due to the resignation of the officer/director effective December 31, 1995. Subsequent to December 31, 1995, these options were exercised prior to their expiration.

     The following table sets forth stock option transactions for the nine months ended December 31, 1995 and the years ended March
31, 1995 and 1994:

                                                            Option Price
                                             Number of      --------------
                                             Shares         Per share      Total
                                             ---------      ---------      -----
     Outstanding at March 31, 1993            200,000       $ .10          $ 20,000
     Granted                                   30,000       $ .01               300
     Exercised                               (230,000)                      (20,300)
                                             --------       -----          --------
     Outstanding at March 31, 1994                  -           -                 -
     Granted                                  600,000       $.375           225,000
                                             --------       -----          --------
     Outstanding at March 31, 1995
      and December 31, 1995                   600,000                      $225,000
                                             ========                      ========


NOTE 6.  RELATED PARTY TRANSACTIONS

     Certain directors of the Company, and the companies with which they are affiliated, participate in oil and gas joint ventures with the Company upon substantially the same terms and conditions as unrelated parties. In addition, the Company has purchased certain oil and gas prospects as well as drilling services and oil field supplies and services in the normal course of business from companies in which certain directors have financial interests. For the year ended March 31, 1994, the Company had purchased oil and gas prospects totaling $19,025 from related parties. No significant purchases were made during the periods ended
December 31, 1995, December 31, 1994 or March 31, 1995.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space under an operating lease that expires in November, 1996. Rent expense was approximately $32,000, $26,700, $36,100 and $30,800 for the nine months ended December 31, 1995 and December 31, 1994 and the years ended March 31, 1995 and March 31, 1994, respectively. As of December 31, 1995, the Company's future minimum rental payments required under the operating lease was $34,342 for the year ending December 31, 1996.

     The Company entered into an employment agreement with its former President through August 29, 1996 which provides for a minimum annual salary, adjusted for incentives as determined by the Board of Directors of the Company. Effective December 31, 1995, the agreement was terminated due to the resignation of this individual. No costs will be due under this agreement subsequent to resignation.

NOTE 8.  SIGNIFICANT CUSTOMERS

     The Company sells a portion of its oil and gas production to what is considered significant customers. During the periods ended December 31, 1995, December 31, 1994, March 31, 1995 and March 31, 1994, sales to significant customers accounted for twenty-eight percent, thirty percent, twenty-nine percent and thirteen percent, respectively, of the Company's revenues.

NOTE 9.  ENVIRONMENTAL REGULATION

     Various Federal, state and local laws and regulations covering discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs of oil and gas exploration, development and production operations. It is not anticipated that the Company will be required in the near future to expend amounts material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are constantly being changed, the Company is unable to predict the conditions and other factors, over which the Company does not exercise control, that may give rise to environmental liabilities.

NOTE 10.  SUBSEQUENT EVENT

     The Company is actively seeking additional capital and has announced that it intends to file a registration statement with the Securities and Exchange Commission relating to a public offering of up to 5,000,000 post-split shares of its common stock. The Company also contemplates a one-for-five reverse stock split subject to shareholder approval. The proceeds of the anticipated offering would be used for acquisitions of producing oil and gas properties and would assist the Company in meeting certain Nasdaq listing requirements. Any offering will be made only by means of a prospectus.

     On March 29, 1996, the options to purchase 600,000 shares of common stock were exercised for $225,000. The proceeds were used to repay the $200,000 note payable to bank.

     The Company has entered into an employment agreement with Mr. Charles Gleeson for the position of President and Chief Executive Officer of the Company. The agreement provides for a minimum annual salary, adjusted for incentives, as determined by the Board of Directors for the period June 1, 1996 through June 1, 1999.

     Additionally, the employment agreement stipulates the Company's stock option plan be amended to increase the number of pre-split shares of the Company's common stock subject to the grant of options from 1,000,000 to 2,000,000. Options to purchase 500,000 pre-split shares of the Company's common stock are to be granted to Mr. Gleeson at a purchase price per share of $.60. The options are to have a ten-year term.

     The employment agreement will not become effective unless the Company is successful in raising a minimum of $9,000,000 in its contemplated registered public offering.

                    MINERAL DEVELOPMENT, INC.

              SUPPLEMENTARY OIL AND GAS DISCLOSURES



A.   Capitalized Cost (unaudited)

     The Company's net investment in oil and gas producing properties was as follows:

                                                       December 31,   March 31,      March 31,
                                                       1995           1995           1994
                                                       ------------   ---------      ---------
Capitalized cost of proved properties                  $5,488,225     $5,443,617     $5,459,810

Accumulated depreciation, depletion and amortization   (4,716,768)    (4,575,527)    (4,604,563)
                                                       ----------     ----------     ----------
Net capitalized costs                                  $  771,457     $  868,090     $  855,247
                                                       ==========     ==========     ==========


B. Cost incurred in oil and gas property acquisition, exploration and development activities (unaudited)

     The following table sets forth costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures, for each of the respective periods:

                                             Nine months ended
                                             December 31,             Year ended March 31,
                                             1995                     1995           1994
                                             ------------------       ----           ----
      Unproved property acquisition          $  4,430                 $ 82,743       $ 32,186
      Proved property acquisition              51,397                   64,640        128,539
      Exploration                              36,616                   12,058         65,052
      Development                              71,166                   30,446         53,043
                                             --------                 --------       --------
                                             $163,609                 $189,887       $278,820
                                             ========                 ========       ========


C.   Oil and gas reserve quantities (unaudited)

     The following unaudited information summarizes the Company's net ownership interests in proved oil and gas reserves and related data. Estimates of oil and gas reserves are made annually by the Company's independent petroleum engineers. The determination of these reserves is a complex and highly interpretive process subject to continual revision as additional information becomes available. In most cases, a relatively accurate determination of reserves may not be possible for several years due to the time needed for development, drilling, testing and studies of the reservoirs.

     The quantities of proved crude oil and natural gas reserves presented below include only those amounts which the Company reasonably expects to recover in the future from known oil and gas reservoirs under the existing economic and operating conditions and which are located entirely in the United States. Therefore, proved reserves are limited to those quantities that are recoverable commercially at current prices and costs under existing regulatory practices and with existing technology. Accordingly, any changes in future prices, costs, regulations, technology and other factors could significantly increase or decrease valuation estimates.

                                        Crude Oil and Condensate (Barrels)      Natural Gas (Mcf)
                                        ----------------------------------      -----------------
                                        Nine                                    Nine
                                        Months                                  Months
                                        ended     Year Ended March 31,          ended          Year Ended March 31,
                                        Dec. 31,  --------------------          Dec. 31,       --------------------
                                        1995      1995      1994                1995           1995           1994
                                        ----      ----      ----                ----           ----           ----
Proved developed and undeveloped
  reserves at beginning of year         237,286   224,916   227,464             2,851,198      2,187,366        954,208
Sale of proved reserves                       -         -         -                     -              -         (6,585)
Purchase of proved reserves               7,691       325    26,653             2,152,212        681,915        635,621
Revisions of previous estimates         (91,075)   26,115   (27,034)               16,162        192,732        571,054
New discoveries and extensions           12,610     6,663    24,968               117,535              -        186,877
Production                              (18,526)  (20,733)  (27,135)             (180,223)      (210,815)      (153,809)
                                        -------   -------   -------             ---------      ---------      ---------
Proved developed and undeveloped
 reserves at end of year                147,986   237,286   224,916             4,956,884      2,851,198      2,187,366
                                        =======   =======   =======             =========      =========      =========
Proved developed reserves at end
 of year                                140,870   216,006   180,093             2,817,700      1,515,226      2,093,192
                                        =======   =======   =======             =========      =========      =========


D. Standardized measure of discounted future net cash flows relating to proved reserves (unaudited)

     Certain assumptions used in computing the standardized measure and their inherent limitations are discussed below. The Company believes this discussion is essential for a proper understanding and assessment of the data presented.

     The tables below present the standardized measure of future net cash flows relating to proved reserves and the changes therein computed in accordance with the methodology prescribed by the Financial Accounting Standards Board (FASB). The FASB requires the following specified assumptions be followed when computing the standardized measure:

     Proved reserves: Only "proved" reserves are included in the valuation. The FASB adopted the Securities and Exchange Commission and Department of Energy definition of proved reserves. Excluded from the definition are estimates of potential or possible reserves associated with existing proved or unproved properties, which often are a significant factor in the Company's investment decision-making process.

     Current prices: Expected revenues are based on oil and gas prices representative of actual prices existing at year-end. Expected increases because of inflation or anticipated Federal regulatory changes and actual price changes since year-end are not considered until actually in effect.

     Current costs: Production and development costs related to future production of proved reserves are based on cost levels existing at the end of the year for which those estimates were made and assume continuation of existing economic conditions. Therefore, adjustments for inflation or other anticipated cost changes are not included in these forecasts until the actual cost changes are realized.

     Income taxes: Because it is estimated that the Company will not pay a significant amount of taxes in the foreseeable future, no income tax provision has been made for any year presented.

     Ten percent (10%) discount: Future net cash flows from oil and gas production for December 31, 1995, March 31, 1995 and 1994 have been discounted at ten percent (10%).

     The assumptions used to compute the standardized measure are those required by the FASB and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth.

     The limitations inherent in the reserve quantity estimation process previously described are equally applicable herein because these estimates are the basis for the valuation process. Assigning monetary values to such quantity estimates does not reduce the subjective and ever-changing nature of such reserve estimates.

     Additional subjectivity occurs when determining present values because the rate of producing the reserves must be estimated. In addition to errors inherent in predicting the future, variations from the expected production rate could also result directly or indirectly from factors outside of the Company's control, such as unintentional delays in development, environmental concerns, changes in prices and regulatory controls.

     The standardized measure does not necessarily reflect the amounts that would be incurred to obtain an equivalent amount of oil and gas reserves, nor would the Company necessarily be willing to sell the existing reserves for those amounts. Numerous other factors in addition to those used in the valuation must be considered by the Company when allocating funds to the exploration and development of known and prospective oil and gas reserves.

    Standardized measure of discounted future net cash flows relating to proved reserves (unaudited)

                                                  December 31,   March 31,      March 31,
                                                  1995           1995           1994
                                                  ------------   ---------      ---------
  Future estimated cash inflows                   $11,571,416    $8,002,057     $7,420,781
  Future estimated production and
    development costs                               4,692,741     3,349,010      2,476,827
                                                  -----------    ----------     ----------
  Future estimated net cash flows                   6,878,675     4,653,047      4,943,954

  Discount to reduce estimated net cash flows
    to present value                                2,874,080     1,535,012      1,982,735
                                                  -----------    ----------     ----------
  Standardized measure of discounted future net
    cash flows relating to proved reserves        $ 4,004,595    $3,118,035     $2,961,219
                                                  ===========    ==========     ==========


                                                MINERAL DEVELOPMENT, INC.

                                      SUMMARY OF CHANGES IN STANDARDIZED MEASURE OF
                                        DISCOUNTED FUTURE NET CASH FLOWS RELATING
                                             TO PROVED RESERVES (UNAUDITED)
                                                                 Nine months
                                                                 ended          Year ended March 31,
                                                                 December 31,   --------------------
                                                                 1995           1995           1994
                                                                 ----           ----           ----
Changes in discounted net cash flows:
  Increases (decreases):
    Additions to proved reserves resulting from extensions
      and discoveries less related costs                         $  193,900     $   74,924     $  478,479
    Purchases of proved reserves                                  1,436,568        349,368        567,576
    Accretion of discount                                           233,853        296,122        222,164
    Sales of oil and gas, net of production costs of $333,444,
      $403,541 and $458,891, respectively                          (226,400)      (222,249)      (256,185)
    Revisions of previous estimates:
      Changes in prices and production costs                        136,251       (537,607)      (593,274)
      Changes in quantities                                        (887,612)       196,258        342,073
    Sales of proved reserves                                              -              -         (8,363)
    Other                                                                 -              -        (12,893)
                                                                 ----------     ----------     ----------
Net increase                                                        886,560        156,816        739,577

Beginning of year                                                 3,118,035      2,961,219      2,221,642
                                                                 ----------     ----------     ----------
End of year                                                      $4,004,595     $3,118,035     $2,961,219
                                                                 ==========     ==========     ==========


                                                MINERAL DEVELOPMENT, INC.

                                                       SCHEDULE II
                                     VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                       Additions
                                        Balance at     charged to                    Balance
                                        beginning      costs and      Other          at end
Description                             of year        expenses       changes        of year
- -----------                             ----------     ----------     -------        -------
Year ended March 31, 1994:
  Allowance for doubtful accounts       $38,297        $    -         $(6,467)*      $31,830
                                        =======        ======         =======        =======
Year ended March 31, 1995:
  Allowance for doubtful accounts       $31,830        $    -         $     -        $31,830
                                        =======        ======         =======        =======
Nine months ended December 31, 1995:
  Allowance for doubtful accounts       $31,830        $6,500         $(1,274)*      $37,056
                                        =======        ======         =======        =======


- -------------------------------
* Doubtful accounts written-off.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The directors of the Company at April 1, 1996, were as follows:


                                                                                Year First
Director                 Age       Current Office(s) Held in the Company        Elected Director
- --------                 ---       -------------------------------------        ----------------
David N. Fitzgerald      73        Chairman of the Board,
                                   President and Chief
                                   Executive Officer(1)                         1993(2)

Glenn L. Seitz           39        Treasurer and Director                       1988

Richard D. Collins       63        Secretary and Director(1)                    1993(3)

William R. Granberry     54        Director                                     1994

John A. Schlensker       66        Director                                     1977


- --------------------
(1)  Member of Stock Option Committee.
(2) Mr. Fitzgerald served as a Director of the Company from 1977 to 1985.
(3) Mr. Collins served as a Director of the Company from 1976 to 1985.


     Mr. Fitzgerald, has been Chairman of the Board, Chief Executive Officer and President of the Company since January 1996. Mr. Fitzgerald was Chairman of the Board of Directors of the Company from October 1993 to August 1994. Mr. Fitzgerald is President of Dave Fitzgerald, Inc. and Exit Oilfield Equipment, Inc. and until 1991 was President of Oil Patch Sales and Rentals, Inc., all privately held oilfield investment and equipment companies. He is currently also a director of TMBR/Sharp Drilling, Inc. and Minute Man of America, Inc., a manufacturer of gaming products which is publicly traded on the OTC Bulletin Board.

     Mr. Seitz is Treasurer and a Director of the Company. Mr. Seitz was President of the Company from January 1989 to October 1994. Mr. Seitz was employed by Newport Petroleums, Inc. ("Newport") from 1982 to 1986, when Newport was merged with and into the Company. He became a Director of the Company in May 1988. Mr. Seitz became Treasurer of the Company in October 1994 and was Treasurer of the Company from April 1988 to May 1994.

     Mr. Collins has been a Director of the Company since October 1993 and Secretary of the Company since May 1994. Mr. Collins was Treasurer of the Company from May 1994 to October 1994. Mr. Collins has been an independent financial consultant for the last nine years as well as an investor in several private companies. Since February 1994, Mr. Collins has been a director of International Star Resources, Ltd., a company listed on the Vancouver Stock Exchange and Minute Man of America, Inc., a manufacturer of gaming products which is publicly traded on the OTC Bulletin Board. From 1976 to 1984, he served as President, Chief Financial Officer and Director of the Company. Mr. Collins is a certified public accountant.

     Mr. Granberry was Chairman of the Board and Chief Executive Officer of the Company from August 1994 to December 1995 at which time he resigned to become President of Tom Brown, Inc., a publicly traded oil and gas exploration and production company in Midland, Texas. Mr. Granberry was President of the Company from October 1994 December 1995. Previously, he was Vice President of PG&E Resources Company from May 1989 to July 1994. From September 1985 to May 1989, Mr. Granberry was a General Manager for John H. Hill and from August 1981 to August 1985 he was Vice President of Production for Tom Brown, Inc. Mr. Granberry held various positions with Amoco Production Company from 1966 to 1981, and concluded his employment as Division Production Manager. In January 1995, Mr. Granberry became a director of Tom Brown, Inc.

     Mr. Schlensker, a Director of the Company, is an independent drilling consultant and completion engineer. From 1967 to 1987, he was President of Schlensker Drilling Corporation and, from 1973 to 1987, he was President of Guffey-Schlensker Drilling Corporation. Schlensker Drilling Corporation filed a petition pursuant to Chapter 11 of the Federal Bankruptcy Code on December 13, 1985, and has been liquidated under Chapter 7. Mr. Schlensker was Chairman of the Board of the Company from 1977 through October 1993.

Executive Officers

     The executive officers of the Company at April 1, 1996, were as follows:

                                   Current Offices Held in the
Officers                 Age       Company
- --------                 ---       ---------------------------
David N. Fitzgerald      73        President, Chief Executive
                                   Officer and Chairman of the Board

Glenn L. Seitz           39        Treasurer

Richard D. Collins       63        Secretary

Sharon Figueroa          33        Assistant Secretary


     For information regarding the business experience of Messrs.
Fitzgerald, Seitz and Collins, see the biographies above.

     Ms. Figueroa is the Company's Production Administrator and Assistant Secretary. Ms. Figueroa was Corporate Secretary of the Company from 1988 through May 1994. She joined the Company in August 1986. Since graduating from East Texas State University with a B.S. degree in 1983, she worked for Matrix Energy, Inc. and AOP Operating Corp.

     The term of each director and executive officer expires at the annual meeting of shareholders and directors, respectively, or at such times as their respective successors are duly elected and qualified.


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The table below includes compensation paid by the Company for services rendered during the nine months ended December 1995 and the fiscal years ended March 31, 1995 and 1994 to the named individuals. None of the other executive officers of the Company had total salary and bonus in excess of $100,000 during the nine months ended December 31, 1995.

                                                                                Long Term
                                                       Annual Compensation      Compensation Awards
Name and Principal                                     -------------------      -------------------
Position                           Period Ended        Salary($)                Options(#)
- ------------------                 ------------        ---------                ----------
William R. Granberry               December 31, 1995   $117,000                       0
President from August 1994 to      March 31, 1995        92,696                 600,000
December 1995                      March 31, 1994           N/A                     N/A


Stock Option Plan

     General. On August 28, 1994, the Board of Directors of the Company approved the Mineral Development, Inc. Stock Option Plan (the "Option Plan"). The purpose of the Option Plan is to promote the interests of the Company and its shareholders by attracting, retaining and stimulating the performance of selected employees and giving such employees the opportunity to acquire a proprietary interest in the Company and an increased personal interest in the Company's continued success and progress. The Option Plan provides for the grant of incentive stock options ("ISOs"), under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), and the grant of nonqualified stock options that do not qualify under Section 422A of the Code ("NQSOs"). Under the terms of the Option Plan, as amended by the Board on April 9, 1996, 2,000,000 shares of Common Stock were reserved for the granting of options. At December 31, 1995, options to purchase 400,000 shares remained available for granting under the Option Plan. Stock issued under the Option Plan may be newly issued or treasury shares. If any option granted under the Option Plan expires or terminates for any reason without having been exercised in full, new options may thereafter be granted covering such shares.

     Administration. The Option Plan is administered by a committee (the "Option Plan Committee") of two or more "disinterested persons" (as defined by Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) appointed by the Board. The Option Plan Committee currently consists of two members of the Board, David N. Fitzgerald and Richard D. Collins. The Option Plan grants broad authority to the Option Plan Committee to grant options to any regular salaried officer or key employee of the Company and its affiliates selected by the Option Plan Committee, to determine the number of shares subject to options and the exercise price of the options and to provide for other option features such as the time or date of grant, the appropriate exercise periods and methods of exercise and requirements regarding the vesting of options.

     Terms of Options. The option price per share with respect to ISOs is determined by the Option Plan Committee, but shall in no instance be less than 100% of the fair market value of the Common Stock on the date of grant, or 110% of the fair market value with respect to any ISO issued to a holder of 10% or more of the Company's shares. There is no price requirement for NQSOs, other than the option price must exceed the par value of the Common Stock. The Option Plan Committee oversees the methods of exercise of options, with attention being given to compliance with appropriate securities laws and regulations. The Option Plan permits the use of already owned Common Stock as payment for the exercise price of options. The duration of options granted under the Option Plan cannot exceed ten years (five years with respect to a holder of 10% or more of the Company's shares in the case of an
ISO). Options granted under the Option Plan are not assignable or transferable, other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order. During the lifetime of an optionee, the options granted under the Option Plan are exercisable only by the optionee or his or her guardian or legal representative.

     Adjustments. The Option Plan Committee may make such adjustments in the option price and the number of shares covered by outstanding options that are required to prevent any dilution or enlargement of the rights of the holders of such options that would otherwise result from any reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, consolidation, issuance of rights or any other change in the capital structure of the Company. The Option Plan Committee may also make such adjustments in the aggregate number of shares subject to options which are appropriate to reflect any transaction or event described in the preceding sentence.

     Amendment and Termination. The Board of Directors may at any time suspend or terminate the Option Plan or may amend it from time to time in such respects as the Board of Directors may deem advisable in order that the options granted thereunder may conform to any changes in the law or in any other respect that the Board of Directors may deem to be in the best interests of the Company; provided, however, that without approval by the shareholders of the Company voting the proper percentage of its voting power, no such amendment shall make any change in the Option Plan for which shareholder approval is required of the Company in order to comply with (i) Rule 16b-3, as amended, promulgated under the Exchange Act, (ii) the Code or regulatory provisions dealing with ISOs, or
(iii) any other applicable rule or law. Unless sooner terminated, the Option Plan shall terminate on August 29, 2004. Except in connection with satisfaction of withholding requirements of any federal, state or local withholding tax, no amendment, suspension or termination of the Option Plan shall, without an optionee's consent, impair or negate any of the rights or obligations under any option theretofore granted to such optionee under the Option Plan.

     Stock Option Grants. The following table provides information related to options granted to the named executive officers during the nine months ended December 31, 1995 and the fiscal year ended March 31, 1995. The Company did not grant any other individual stock options (whether or not in tandem with stock appreciation rights ("SAR's")) nor freestanding SAR's during fiscal 1994.

                                             Individual Grants
                                             -----------------                                      Potential Realizable
                                             Number of      % of                                    Value at Assumed Rates
                                             Securities     Total          Exercise                 of Stock Price
                                             Underlying     Options        or Base                  Appreciation for Option
                         Period              Options        Granted to     Price     Expiration     Term(1)
Name                     Ended               Granted        Employees      ($/Sh)    Date           5%($)     10%($)
- ----                     ------              ----------     ----------     --------  ----------     -----     ------
William R. Granberry     December 31, 1995         0          --              --           --             --        --
                         March 31, 1995      600,000(2)     100%           $.375     03/31/96(3)    $243,240  $262,147


_______________
(1) Calculation based on stock option exercise price over period of option assuming annual compounding. The columns present estimates of potential values based on certain mathematical assumptions. The actual value, if any, that an executive officer may realize is dependent upon the market price on the date of option exercise.

(2)  Represents a grant under the Company's Stock Option Plan.
     See "Stock Option Plan."

(3) The expiration date of these options became March 31, 1996 as a result of Mr. Granberry's resignation effective
     December 31, 1995.


     Stock Option Exercised and Fiscal Year End Stock Option Values. The following table provides certain information concerning the number and value of shares of Common Stock acquired upon the exercise of stock options by the named individuals during the nine months ended December 31, 1995 and the fiscal year ended March 31, 1995 and value of stock options held during each period.

                                   Shares                        Number of Securities
                                   Acquired                      Underlying Unexercised        Value of Unexercised
                                   Upon           Value          Options(#)                    In-the-Money Options($)(1)
Name           Period Ended        Exercise(#)    Realized($)    Exercisable    Unexercisable  Exercisable    Unexercisable
- ----           ------------        -----------    -----------    -----------    -------------  -----------    -------------
William R.     December 31, 1995   0              $0             600,000        0              $0             N/A
Granberry      March 31, 1995      0              $0             600,000        0              $150,000       N/A


____________________
(1)  Market value of the underlying Common Stock at December 31,
     1995, minus exercise price.



Employment Contracts

     On August 23, 1994, the Company entered into an employment agreement with William R. Granberry, Chairman of the Board, President and Chief Executive Officer. The agreement provided a two-year term, subject to extension upon mutual agreement of the parties. During the employment term, the Company was required to cause the employee to be nominated for election as a director at each annual or applicable special meeting of shareholders of the Company, and the Company was required to use its best efforts, consistent with its fiduciary responsibilities to the shareholders, to cause the election of Mr. Granberry as a director. The employment agreement was subject to early termination as provided therein, including termination by the Company for "cause" (as defined in the employment agreement).
The employment agreement provided for an annual base salary of $156,000 and such bonuses or other discretionary compensation as the Board may determine. The employment agreement also provided for medical and dental benefits and term life insurance in the amount of $500,000 for beneficiaries of Mr. Granberry's choosing, even if not provided to other employees of the Company. In addition, the employment agreement provided, among other things, for expense reimbursement and the grant of stock options to purchase up to 600,000 shares of Common Stock described under "Stock Option Plan - Stock Option Grants."

     The employment agreement grants certain transferable piggyback registration rights with respect to all shares of Common Stock that Mr. Granberry from time to time beneficially owns even after termination of employment. All costs of registration rights will be borne by the Company and the Company will indemnify Mr. Granberry with respect to certain losses, claims, damages and liabilities arising from such registration. The employment agreement further provided that, except in limited circumstances, if at any time during the employment term, the Company issued or sold to any third party any shares of capital stock, the Company would concurrently with each such issuance or sale, grant to Mr. Granberry additional options to purchase Common Stock as will give Mr. Granberry a percentage ownership, immediately after such issuance or sale, equal as nearly as practicable to the percentage ownership of Mr. Granberry immediately prior to such issuance or sale. The purchase price of the shares covered by the additional options was to have been the fair market value of a share of the Common Stock on the date of grant. Each such option was to have had a ten year term and would have been exercisable in whole at any time and in part from time to time. During the term of the employment agreement and thereafter without limitation of time, the Company is required to indemnify and advance expenses to Mr. Granberry to the fullest extent permitted by the laws of the State of Texas from time to time in effect. Mr. Granberry resigned as Chairman of the Board, President and Chief Executive Officer of the Company effective December 31, 1995 and the employment agreement terminated at that time.

     Effective April 17, 1996, the Company entered into an employment agreement with Charles W. Gleeson to serve as President and Chief Executive Officer of the Company. The agreement provides for a three-year term, subject to extension upon mutual agreement of the parties, provided, however, that the employment agreement shall not become effective until the Company is successful in raising at least $9,000,000 of capital in a contemplated registered public offering. Beginning with the 1996 Annual Meeting and during the employment term, the Company is required to cause the Mr. Gleeson to be nominated for election as a director at each annual or applicable special meeting of shareholders of the Company, and the Company is required to use its best efforts, consistent with its fiduciary responsibilities to the shareholders, to cause the election of Mr. Gleeson as a director. The employment agreement is subject to early termination as provided therein, including termination by the Company for "cause" (as defined in the employment agreement) or termination by Mr. Gleeson for "good reason upon change of
control" (as defined in the employment agreement).   The
employment agreement provides for an annual base salary of $140,000 and such bonuses or other discretionary compensation as the Board may determine. The employment agreement also entitles Mr. Gleeson to participate in employee benefit plans, programs and arrangements provided by the Company including medical and dental benefits. In addition, the employment agreement provides, among other things, for expense reimbursement and the grant of stock options to purchase up to 500,000 shares of Common Stock for an exercise price of $0.60 per share (prior to the Company's contemplated one-for-five reverse stock split).

     The employment agreement provides that if at any time within twelve months of a change of control, the Company terminates the employment agreement without cause or if Mr. Gleeson resigns for "good reason upon change of control," Mr. Gleeson will be entitled to, within 45 days of the severance of employment, a lump-sum payment equal to his base salary for the unexpired term of his employment agreement.

     A change of control is deemed to have occurred if (i) after the consummation of the currently planned registered public offering, more than 30% of the combined voting power of the Company's then outstanding securities is acquired, directly or indirectly, by any person or entity, or (ii) at any time during the 24-month period commencing after a tender offer, merger, consolidation, sale of assets or contested election, or any combination of such transactions, individuals who at the beginning of each period constitute at least a majority of the Company's Board of Directors cease to be "continuing directors" (meaning directors of the Company who either were directors prior to such transaction or who subsequently became directors and whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least two-thirds of the directors then still in office who were directors prior to such transaction), or (iii) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 60% of the total voting power represented by the voting securities of the Company or such surviving entity which are outstanding immediately after such merger or consolidation, or (iv) the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement of sale or disposition by the Company of all or substantially all of the Company's assets.

Compensation of Directors

     Beginning May 18, 1994, the Board of Directors of the
Company adopted a policy whereby non-employee Board members would receive $250 plus expenses for each Board meeting attended.
Prior to May 18, 1994, the outside Board members did not receive any compensation for serving as directors.

Certain Transactions

     During August 1994, the Company sold an aggregate of 100,000 shares of its Common Stock to David N. Fitzgerald, a director, for a price of $.50 per share and 200,000 shares of its Common Stock to William Granberry, former Chairman of the Board, Chief Executive Officer and President, for a price of $.375 per share.

     In October 1995, the Company borrowed, in the form of a short-term note, $100,000 from William Granberry, then Chairman of the Board and President, at an interest rate of 8.75%. The Company pledged certain oil and gas properties to Mr. Granberry to receive this loan. Subsequently, the Company borrowed $200,000 from a bank in the form of a demand note and repaid the loan from Mr. Granberry with the proceeds, at which time the security interest in the Company's oil and gas properties was released. Mr. Granberry pledged certain assets as collateral for the bank note and, in addition, Mr. Granberry personally guaranteed the note. This note was repaid by the Company in April 1996 through proceeds received from Mr. Granberry upon the exercise of his outstanding stock options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The number of shares of the Company Common Stock beneficially owned as of April 1, 1996, by each director, by the named executive officer listed above under "Item 11. Executive Compensation," by all directors and executive officers as a group, and by each person known to management to own beneficially more than 5% of the outstanding Common Stock is set forth in the following table and related notes:

                                   Shares of
                                   Common Stock
Name and Address                   Beneficially        Percent
of Beneficial Owner                Owned(1)            of Class
- -------------------                ------------        --------
Richard D. Collins                   165,983            4.18
  4406 Airport Freeway
  Fort Worth, Texas 76117

David N. Fitzgerald                  717,386(2)        18.04
  3105 Seaboard
  Midland, Texas  79705

William R. Granberry                 400,000           10.06
  508 W. Wall, Suite 500
  Midland, Texas 79702

John A. Schlensker                   103,721(3)         2.61
  1120 Parkhaven Avenue
  Richardson, Texas 75080

Glenn L. Seitz                       358,695            9.02
  9400 N. Central, Suite 1209
  Dallas, Texas 75231

All directors and executive
  officers as a group (5 persons)  1,745,785(3)        43.91


- ----------------------
(1) Unless otherwise indicated, all shares are owned directly, and each person has sole voting and investment power with respect to the shares reported.

(2) Includes 45,623 shares held by Frances Fitzgerald, Mr. Fitzgerald's wife, 102,120 shares held by Dave Fitzgerald, Inc., a company of which Mr. Fitzgerald is president, and 23,059 shares held by Sunsuzli, Ltd., a limited partnership of which Mr. Fitzgerald is the general partner.

(3) Includes 26,400 shares held by Schlensker Drilling Corp., a corporation of which Mr. Schlensker is president and sole owner, and 7,021 shares held by D. Diane Schlensker, Mr.
     Schlensker's wife.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Section 16(a) Reporting

     Paragraph Section 16(a) of the Exchange Act, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations, during the transition period ended December 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1.   Financial Statements (included in Item 8           Page
          at the page indicated)

     Independent Auditor's Report                              18

     Balance sheets at December 31, 1995 and March 31, 1995    19

     Statements of operations for the nine months ended
     December 31, 1995 and 1994 and years ended
     March 31, 1995 and 1994                                   20

     Statements of changes in stockholders' equity for the
     nine months ended December 31, 1995 and years ended
     March 31, 1995 and 1994                                   21

     Statements of cash flows for the nine months ended
     December 31, 1995 and 1994 and years ended
     March 31, 1995 and 1994                                22-23

     Notes to financial statements                          24-28


SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)           29-32


FINANCIAL STATEMENT SCHEDULE FOR THE NINE MONTHS ENDED
DECEMBER 31, 1995 AND YEARS ENDED MARCH 31, 1995 AND 1994

     Valuation and qualifying accounts and reserves
     (Schedule "II")                                           33

     All other schedules and historical financial information are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.   Exhibits:

          3.1       Articles of Incorporation of the Company,
                      as amended (Exhibit 3.1)*

          3.2       Certificate and Articles of Amendment,
                      dated March 2, 1992 (Exhibit 3.2)**

          3.3       Bylaws of the Company, as amended (Exhibit
                      3.2)***

          4.1       Specimen Stock Certificate for the Common
                      Stock of the Company (Exhibit 4.1)***

          10.1      Stock Option Agreement dated July 24,
                      1989, by and between Mineral
                      Development, Inc. and Glenn L. Seitz
                      (Exhibit 10.5)*

          10.2      Mineral Development. Inc. Stock Option Plan
                      (Exhibit 10.2)****; First Amendment to
                      Mineral Development, Inc. Stock Option Plan
                      (filed herewith)

          10.3      Incentive Stock Option Agreement, dated
                      August 29, 1994 by and between the Company and William R. Granberry (Exhibit 10.3)****

          10.4      Nonqualified Stock Option Agreement, dated
                      August 29, 1994 by and between the Company and William R. Granberry (Exhibit 10.4)****

          10.5      Employment Agreement dated as of August 23,
                      1994, by and between the Company and
                      William R. Granberry (Exhibit 10.5)****

          10.6      Employment Agreement dated as of April 17,
                      1996, by and between the Company and
                      Charles W. Gleeson (filed herewith)

          27.1      Financial Data Schedule (filed herewith)

- ----------------------
*    Filed as the Exhibit shown in parenthesis to the Company's
     Annual Report on Form 10-K for the fiscal year ended March
     31, 1989, and incorporated herein by reference.

**   Filed as the Exhibit shown in parenthesis to the Company's
     Annual Report on Form 10-K for the fiscal year ended March
     31, 1992, and incorporated herein by reference.

***  Filed as the Exhibit shown in parenthesis to the Company's
     Registration Statement No. 33-3134 on Form S-4 and incorporated herein by reference.

**** Filed as the Exhibit shown in parenthesis to the Company's
     Annual Report on Form 10-K for the fiscal year ended March
     31, 1995.

(b)  Reports on Form 8-K

     During the last quarter of the transition period ended December 31, 1995 and the Company's first quarter ended March 31, 1996, the Company filed one Current Report on Form 8-K dated February 13, 1996, relating to the change of the Company's fiscal year from March 31 to December 31.

                           Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas, Texas on the 17th of April, 1996.

                              MINERAL DEVELOPMENT, INC.



                              By:  /s/ David N. Fitzgerald
                                   David N. Fitzgerald
                                   President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     April 12, 1996           /s/ David N. Fitzgerald
                              David N. Fitzgerald, Chairman of
                              the Board and President (Chief
                              Executive Officer)


     April 17, 1996           /s/ Glenn L. Seitz
                              Glenn L. Seitz, Director and
                              Treasurer
                              (Chief Financial and Accounting
                              Officer)


     April 17, 1996           /s/ Richard D. Collins
                              Richard D. Collins, Secretary and
                              Director


     April 12, 1996           /s/ W. R. Granberry
                              W. R. Granberry, Director


     April 17, 1996           /s/ John A. Schlensker
                              John A. Schlensker, Director

                        INDEX TO EXHIBITS

Exhibit
No.                      Item

3.1     Articles of Incorporation of the Company, as amended
        (Exhibit 3.1)*

3.2     Certificate and Articles of Amendment, dated March 2,
        1992 (Exhibit 3.2)**

3.3     Bylaws of the Company, as amended (Exhibit 3.2)***

4.1     Specimen Stock Certificate for Common Stock of the
        Company (Exhibit 4.1)***

10.1 Stock Option Agreement dated July 24, 1989, by and between Mineral Development, Inc. and Glenn L. Seitz
        (Exhibit 10.5)*

10.2    Mineral Development. Inc. Stock Option Plan (Exhibit
        10.2)****; First Amendment to Mineral Development, Inc.
        Stock Option Plan (filed herewith)

10.3 Incentive Stock Option Agreement, dated August 29, 1994 by and between the Company and William R. Granberry
        (Exhibit 10.3)****

10.4    Nonqualified Stock Option Agreement, dated August 29,
        1994 by and between the Company and William R. Granberry
        (Exhibit 10.4)****

10.5 Employment Agreement dated as of August 23, 1994, by and between the Company and William R. Granberry (Exhibit
        10.5)****

10.6 Employment Agreement dated as of April 17, 1996, by and between the Company and Charles W. Gleeson (filed herewith)

27.1    Financial Data Schedule (filed herewith)

_______________________
*    Filed as the Exhibit shown in parenthesis to the Company's
     Annual Report on Form 10-K for the fiscal year ended March
     31, 1989, and incorporated herein by reference.

**   Filed as the Exhibit shown in parenthesis to the Company's
     Annual Report on Form 10-K for the fiscal year ended March
     31, 1992, and incorporated herein by reference.

***  Filed as the Exhibit shown in parenthesis to the Company's
     Registration Statement No. 33-3134 on Form S-4 and incorporated herein by reference.

**** Filed as the Exhibit shown in parenthesis to the Company's
     Annual Report on Form 10-K for the fiscal year ended March
     31, 1995.