Form 10-Q
period 1996-03-31
MINERAL DEVELOPMENT INC
filed 1996-05-15
CIK 316300

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 1996

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

                        YES  X    NO ___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996.

         Class:  Common stock, par value $0.01 per share
        Outstanding at March 31, 1996:  3,975,721 shares

                    MINERAL DEVELOPMENT, INC.

                              INDEX


                                                            Page
                                                           Number
Part I.   Financial Information:

Item 1.   Financial Statements                                2

     Condensed Balance Sheets - March 31, 1996
     and December 31, 1995 (Unaudited)                        2

     Condensed Statements of Operations
     Three Months Ended March 31, 1996 and 1995
     (Unaudited)                                              3

     Condensed Statements of Cash Flows - Three
     Months Ended March 31, 1996 and 1995 (Unaudited)         4

     Notes to Financial Statements                            5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       7

Part II.  Other Information:

Item 6.   Exhibits and Reports on Form 8-K                    8

Signatures                                                    8

                 Part I.  Financial Information
                  Item 1. Financial Statements

                    MINERAL DEVELOPMENT, INC.
               CONDENSED BALANCE SHEETS (UNAUDITED)


                                         March 31,     December 31,
                                           1996            1995
                                         ---------     ------------
                             ASSETS
CURRENT ASSETS:
  Cash                                  $  225,627     $  220,785
  Accounts receivable                      367,713        359,546
  Other                                      9,459          1,193
                                        ----------     ----------
     TOTAL CURRENT ASSETS                  602,799        581,524

PROPERTY AND EQUIPMENT, AT COST:
  Undeveloped oil and gas properties        69,181         68,626
  Proved developed oil and gas
    properties, based on successful
    efforts method                       5,495,763      5,488,225
  Office and field equipment               372,248        372,248
                                        ----------     ----------
                                         5,937,192      5,929,099
  Allowance for depreciation,
    depletion and amortization          (5,009,127)    (4,979,936)
                                        ----------     ----------
                                           928,065        949,163
                                        ----------     ----------
                                        $1,530,864     $1,530,687
                                        ==========     ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                      $  264,505     $  475,872
  Joint interest prepayments                35,481         69,188
  Revenues and royalties payable            85,114         87,793
  Current portion of long-term debt         28,190         28,561
  Note payable                             200,000        200,000
                                        ----------     ----------
     TOTAL CURRENT LIABILITIES             613,290        861,414

LONG TERM DEBT, LESS CURRENT PORTION        32,761         39,548

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value;
    25,000,000 shares authorized,
    3,975,721 shares and 3,375,721
    shares issued and outstanding,
    respectively                            39,757         33,757
  Capital in excess of par value         9,063,005      8,844,005
  Deficit                               (8,217,949)    (8,248,037)
                                        ----------     ----------
     TOTAL STOCKHOLDERS' EQUITY            884,813        629,725
                                        ----------     ----------
                                        $1,530,864     $1,530,687
                                        ==========     ==========


         See accompanying notes to financial statements.

                    MINERAL DEVELOPMENT, INC.
          CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                            1996           1995
                                            ----           ----
REVENUES:
  Oil and gas                            $  220,385    $  134,247
  Management fees and other                  52,991        55,803
  Gain (loss) on disposition of
    properties                                  --         (3,527)
                                         ----------    ----------
                                            273,376       186,523
COSTS AND EXPENSES
  Oil and gas production costs              107,522       101,373
  Dry hole and abandonment costs                265         4,665
  Depreciation, depletion and
    amortization                             29,192        39,371
  General and administrative                100,316       147,722
  Interest                                    5,993         1,677
                                         ----------    ----------
                                            243,288       294,808
                                         ----------    ----------
NET INCOME (LOSS)                        $   30,088    $ (108,285)
                                         ==========    ==========
INCOME (LOSS) PER COMMON SHARE           $      .01    $     (.03)
                                         ==========    ==========

Weighted average shares outstanding       3,388,908     3,375,721


         See accompanying notes to financial statements.

                    MINERAL DEVELOPMENT, INC.
          CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                         Three Months Ended
                                               March 31,
                                         ------------------
                                           1996        1995
                                           ----        ----
Cash flows from operating activities:
  Net income (loss)                     $  30,088   $(108,285)
  Adjustments to reconcile net income
    (loss) to net cash provided (used)
    by operating activities:
      Depreciation, depletion and
        amortization                       29,192      39,371
      Loss (gain) on disposition of
        property and equipment                --        3,527
      Net (increase) decrease in:
        Accounts receivable                (8,167)   (204,745)
        Other current assets               (8,266)      2,755
      Net increase (decrease) in
        accounts payable and other
        current liabilities              (247,753)    409,710
                                        ---------   ---------
  Net cash provided (used) by
    operating activities                 (204,906)    142,333

Cash flows from investing activities:
  Additions to property and equipment      (8,093)    (51,873)
  Proceeds from disposition of
    property and equipment                    --       12,147
                                        ---------   ---------
  Net cash provided (used) by
    investing activities                   (8,093)    (39,726)

Cash flows from financing activities:
  Proceeds from long-term dt                  --        9,318
  Payments on long-term debt               (7,159)     (6,303)
  Proceeds from issuance of common
    stock                                 225,000         --
                                        ---------   ---------
  Net cash provided by
    financing activities                  217,841       3,015
                                        ---------   ---------
Net increase (decrease) in cash             4,842     105,622

Cash at beginning of year                 220,785      40,106
                                        ---------   ---------
Cash at end of period                   $ 225,627    $145,728
                                        =========    ========
Supplemental information:
  Interest paid                         $   5,993    $  1,677
                                        =========    ========
  Federal income tax paid               $     --     $    --
                                        =========    ========


         See accompanying notes to financial statements.

                    MINERAL DEVELOPMENT, INC.

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1996


1 - Statement by Management Concerning Interim Financial
Information

     The financial information included herein is unaudited and does not include all information and footnotes required by generally accepted accounting principles for complete financial statements; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results of operation for the interim period. It is recommended that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the nine month transition period ended December 31, 1995.

2 - Income Per Common Share

     The Income per common share was computed by dividing the net income for each period by the weighted average number of common shares outstanding during the quarter. Common stock options are not considered to be common stock equivalents as their effect would be anti-dilutive.


3 - Changes in Stockholders' Equity

     Balances in Common stock and in Capital in excess of par value at March 31, 1996 reflect the issuance of 600,000 shares of common stock to a director of the Company upon the exercise of a stock option during the current quarter. The proceeds were used subsequent to the end of the quarter to repay the $200,000 note payable to a bank.


4 - Subsequent Event

     The Board of Directors has approved, subject to shareholder approval, a one-for-five reverse stock split of the Company's common stock. The Company is actively seeking additional capital and has announced that it intends to file a registration statement with the Securities and Exchange Commission relating to a public offering of up to 5,000,000 post-split shares of its common stock. The proceeds of the anticipated offering would be used for acquisitions of producing oil and gas properties and would assist the Company in meeting certain Nasdaq listing requirements. Any offering will be made only by means of a prospectus.

     The Company has entered into an employment agreement with an individual for the position of President and Chief Executive Officer of the Company. The agreement provides for an annual salary of $140,000 adjusted for incentive, as determined by the Board of Directors for the period June 1, 1996 through June 1, 1999.

     Additionally, the employment agreement requires that the Company's stock option plan be amended to increase the number of pre-split shares of its Company's common stock subject to the grant of options from 1,000,000 to 2,000,000. Pursuant to the employment agreement, options to purchase 500,000 pre-split shares of the Company's common stock are to be granted at a purchase price per share of $.60. The options are to have a ten-year term. The employment agreement will not become effective unless the Company is successful in raising a minimum of $9,000,000 in its contemplated registered public offering.

                             Item 2.
                    MINERAL DEVELOPMENT, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Comparison of Three Months Ended March 31,
1996 and 1995

     Net income for the quarter ended March 31, 1996 was $30,088, compared to a loss of $108,285 for the corresponding quarter of 1995. The net income (loss) per share for the quarters ended March 31, 1996 and 1995, was $.01 and $(.03), respectively.

     Revenues for the three month period ended March 31, 1996 were $273,376 compared with revenues of $186,523 for the corresponding three month period of the prior fiscal year, a 47% increase. The improvement in revenues was primarily due to the increase in oil & gas revenues, which resulted from higher oil and gas prices and oil and gas production from new wells that more than offset normal production declines.

     Costs and expenses for the three month period ended March 31, 1996, decreased $51,520, or 17%, to $243,288 from $294,808 in the three month period ended March 31, 1995, due primarily to a $47,406 decrease in general and administrative costs. This decrease was due to cost savings resulting from the resignation effective December 31, 1995, of the Company's Chairman of the Board, President and CEO, and the assumption by Mr. David N. Fitzgerald of these positions without salary. This executive realignment resulted in cost savings to the Company in the current quarter, which more than offset the extra expenses in the current quarter for accounting, legal and reserve evaluation fees due to the change of the Company's fiscal year from March 31 to December 31.

Liquidity and Capital Resources

     The Company's working capital at March 31, 1996 was a negative $10,491 compared to a negative $279,890 at December 31, 1995. Changes in the Company's working capital position since
December 31, 1995 relate primarily to the effects of the exercise of a stock option by a director of the Company during the quarter ended March 31, 1996. The option exercise resulted in $225,000 in cash for the Company. This addition to working capital [was] utilized primarily to pay off the Company's note payable in the second quarter of the current year. Also impacting the Company's working capital was positive earnings before interest, taxes, depreciation, depletion and amortization ("EBITDDA"). EBITDDA for the quarter ended March 31, 1996 was $65,273 as compared to a negative $67,237 in the quarter ended March 31, 1995. This cash flow was used primarily for property acquisitions, well workovers and capital expenditures on new wells as well as to reduce current liabilities.

     Management is of the opinion that the Company's cash flow and ability to raise additional capital will be adequate to meet its current obligations as well as fund additional property acquisitions, new projects, and generation and/or participation in new drilling and recompletion work.

                   PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b) Reports on Form 8-K - The Company filed one Report on Form 8-K during the three months ended March 31, 1996.
          On February 13, 1996, the Company filed a Report on Form 8-K reporting the change in its fiscal year from March 31 to December 31.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                              MINERAL DEVELOPMENT, INC.
                                    (Registrant)


Date:  May 15, 1996           /s/ Glenn L. Seitz
                              Glenn L. Seitz, Treasurer