Form 10-Q
period 1996-06-30
MINERAL DEVELOPMENT INC
filed 1996-08-14
CIK 316300

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  June 30, 1996

                                    OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______ to ________

                      Commission File Number:  0-9204

                           EXCO RESOURCES, INC.
                   (formerly MINERAL DEVELOPMENT, INC.)
          (Exact name of registrant as specified in its charter)

          Texas                                   74-1492779
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

9400 North Central Suite 1209, L.B. 196
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

                             YES  X    NO
                                 ---      ---

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996.

              Class:  Common stock, par value $0.01 per share
               Outstanding at July 31, 1996:  795,300 shares

                           EXCO RESOURCES, INC.
                   (Formerly MINERAL DEVELOPMENT, INC.)

                                   INDEX


Part I.   Financial Information:

Item 1.   Financial Statements

     Condensed Balance Sheets - June 30, 1996 and December 31, 1995 (Unaudited)

     Condensed Statements of Operations
       Three Month Periods Ended June 30, 1996 and 1995
       and Six Month Periods Ended June 30, 1996 and 1995
       (Unaudited)

     Condensed Statements of Cash Flows - Six
       Month Periods Ended June 30, 1996 and 1995
       (Unaudited)

     Notes to Financial Statements

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Part II.  Other Information:

Item 4.   Submission of Matters to a Vote of Security
            Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

                      Part I.  Financial Information
                       Item 1. Financial Statements

                           EXCO RESOURCES, INC.
                   (formerly MINERAL DEVELOPMENT, INC.)
                   CONDENSED BALANCE SHEETS (UNAUDITED)

                                                June 30,    December 31,
                                                  1996          1995
                                                --------    ------------
                                  ASSETS

CURRENT ASSETS:
  Cash                                         $   29,000    $  221,000
  Accounts receivable                             280,000       360,000
  Other                                             1,000         1,000
                                               ----------    ----------
     TOTAL CURRENT ASSETS                         310,000       582,000

PROPERTY AND EQUIPMENT, AT COST:
  Undeveloped oil and gas properties               70,000        69,000
  Proved developed oil and gas properties,
    based on successful efforts method          5,423,000     5,488,000
  Office and field equipment                      372,000       372,000
                                               ----------    ----------
                                                5,865,000     5,929,000
  Allowance for depreciation,
    depletion and amortization                 (4,968,000)   (4,980,000)
                                               ----------    ----------
                                                  897,000       949,000

DEFERRED FINANCING AND ACQUISITION
 COSTS (Note 5)                                    70,000             0
                                               ----------    ----------

                                               $1,277,000    $1,531,000
                                               ==========    ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $  202,000    $  476,000
  Joint interest prepayments                       36,000        69,000
  Revenues and royalties payable                   87,000        88,000
  Current portion of long-term debt                28,000        28,000
  Note payable                                          0       200,000
                                               ----------    ----------
     TOTAL CURRENT LIABILITIES                    353,000       861,000

LONG TERM DEBT, LESS CURRENT PORTION               26,000        40,000

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 25,000,000
    shares authorized, 795,300 shares and
    675,300 shares issued and outstanding,
    respectively (Note 3)                           8,000         7,000
  Capital in excess of par value                9,095,000     8,871,000
  Deficit                                      (8,205,000)   (8,248,000)
                                               ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY                   898,000       630,000
                                               ----------    ----------

                                               $1,277,000    $1,531,000
                                               ==========    ==========

              See accompanying notes to financial statements.

                           EXCO RESOURCES, INC.
                   (formerly MINERAL DEVELOPMENT, INC.)
              CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                ------------------      ----------------
                                  1996       1995        1996      1995
                                --------   -------      ------    ------
REVENUES:
  Oil and gas                   $222,000   $188,000   $442,000   $ 322,000
  Management fees and other       42,000     66,000     96,000     122,000
  Gain (loss) on disposition
    of properties                  2,000          0      2,000      (4,000)
                                --------   --------   --------   ---------
                                 266,000    254,000    540,000     440,000
COSTS AND EXPENSES
  Oil and gas production costs    96,000    100,000    204,000     202,000
  Dry hole and abandonment
    costs                          1,000      5,000      1,000       9,000
  Depreciation, depletion and
    amortization                  29,000     31,000     59,000      69,000
  General and administrative     125,000    151,000    225,000     299,000
  Interest                         2,000      1,000      8,000       3,000
                                --------   --------   --------   ---------
                                 253,000    288,000    497,000     582,000
                                --------   --------   --------   ---------

NET INCOME (LOSS)               $ 13,000   $(34,000)  $ 43,000   $(142,000)
                                ========   ========   ========   =========

INCOME (LOSS) PER COMMON SHARE  $    .02   $   (.05)  $    .06   $    (.23)
                                ========   ========   ========   =========


Weighted average shares
  outstanding (Note 2)           795,300    635,300    736,463     625,300



              See accompanying notes to financial statements.

                           EXCO RESOURCES, INC.
                   (Formerly MINERAL DEVELOPMENT, INC.)
              CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Six Months Ended
                                                         June 30,
                                                    ----------------
                                                    1996        1995
                                                    ----        ----
Cash flows from operating activities:
  Net income (loss)                               $ 43,000    $(142,000)
  Adjustments to reconcile net income
    (loss) to net cash provided (used)
    by operating activities:
      Depreciation, depletion and amortization      59,000       69,000
      Loss (gain) on disposition of
        property and equipment                      (2,000)       4,000
      Net (increase) decrease in:
        Accounts receivable                         80,000      (87,000)
        Other current assets                           --         3,000
      Net increase (decrease) in accounts
        payable and other current liabilities     (308,000)     315,000
                                                  --------    ---------
  Net cash provided (used) by operating
    activities                                    (128,000)     162,000

Cash flows from investing activities:
  Additions to property and equipment              (10,000)     (92,000)
  Proceeds from disposition of property and
    equipment                                        6,000       12,000
                                                  --------    ---------

  Net cash used by investing
    activities                                      (4,000)     (80,000)

Cash flows from financing activities:
  Proceeds from long-term debt                         --         9,000
  Deferred financing and acquisition costs         (70,000)         --
  Payments on long-term debt                       (15,000)     (13,000)
  Payment on note payable                         (200,000)         --
  Proceeds from issuance of common stock           225,000          --
                                                  --------    ---------
  Net cash used by financing
    activities                                     (60,000)      (4,000)
                                                  --------    ---------

Net increase (decrease) in cash                   (192,000)      78,000

Cash at beginning of year                          221,000       40,000
                                                  --------    ---------

Cash at end of period                             $ 29,000    $ 118,000
                                                  ========    =========

Supplemental information:
  Interest paid                                   $  8,000    $   3,000
                                                  ========    =========

  Federal income tax paid                         $    --     $     --
                                                  ========    =========


              See accompanying notes to financial statements.

                           EXCO RESOURCES, INC.
                   (Formerly MINERAL DEVELOPMENT, INC.)

                       NOTES TO FINANCIAL STATEMENTS

                               JUNE 30, 1996

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

2 - Income Per Common Share

     Income per common share was computed by dividing the net income for each period by the weighted average number of common shares outstanding during the period. Common stock options are not considered to be common stock equivalents as their effect would be anti-dilutive. The weighted average number of common shares outstanding during the periods were retroactively restated to give effect to the one-for-five reverse stock split effective July 19, 1996.

3 - Changes in Stockholders' Equity

     Balances in common stock and in Capital in excess of par value at June 30, 1996 reflect the issuance of 125,000 shares of common stock to a director of the Company upon the exercise of a stock option during the first quarter of 1996. The proceeds were used in the second quarter to repay the $200,000 note payable to a bank.

     On July 11, 1996, the Company's shareholders approved a one-for-five reverse stock split of the Company's common stock. The reverse stock split was effective July 19, 1996. The par value of common stock and the number of authorized shares of common stock remained unchanged. All references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the decreased number of common shares outstanding.

4 - Employment Agreement

     In April 1996, the Company entered into an employment agreement with an individual for the position of President and Chief Executive Officer of the Company. The agreement provides for an annual salary of $140,000, adjusted for incentives, as determined by the Board of Directors for the period June 1, 1996 through June 1, 1999.
Pursuant to the employment agreement, options to purchase 100,000 shares of the Company's common stock are to be granted at a purchase price per share of $3.00. The options are to have a ten-year term. The employment agreement will not become effective unless the Company is successful in raising a minimum of $9,000,000 in its contemplated registered public offering.

5 - Deferred Financing and Acquisition Costs

     The $70,000 balance in deferred financing and acquisition costs at June 30, 1996, represents legal, accounting and other costs attributable to the Company's financing and acquisition activities. See Note 6. Deferred financing costs will be charged against the gross proceeds of the contemplated financing when and if received. Deferred acquisition costs will be capitalized in the cost of the acquisition when and if completed. If the contemplated financing and/or acquisitions are not completed, the related costs will be expensed.

6 - Subsequent Events

     On July 11, 1996, at the Company's Annual Meeting of Shareholders (the "Annual Meeting") the shareholders of the Company approved, a one-for-five reverse stock split of the Company's common stock. The reverse stock split became effective July 19, 1996, upon filing of an amendment to the Company's Articles of Incorporation with the Secretary of State of the State of Texas.

     The shareholders of the Company also approved another amendment to the Company's Articles of Incorporation that authorizes the issuance of up to 10,000,000 shares of preferred stock that the Board of Directors may issue from time to time in one or more series. With respect to each series of preferred stock, the amendment authorizes the Board to fix and determine by resolution the number of shares of each series, the designation thereof and all rights and preferences including voting, dividend, conversion, redemption and liquidation rights.

     At the Annual Meeting, the shareholders also approved the Company's stock option plan. The stock option plan provides for the grant of incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that do not qualify under Section 422 to employees to purchase up to an aggregate of 400,000 shares of the Company's common stock. At the date hereof, options to purchase 280,000 shares remain available for grant, excluding an option to purchase 100,000 shares at $3.00 per share that may be granted under an employment agreement. See Note 4.

     At the Annual Meeting, the shareholders also approved a Director Stock Option Plan, previously adopted by the Board of Directors, whereby up to 1,000,000 post-reverse stock split shares of common stock may be issued to Directors in consideration of the common stock component of their respective Annual Director Fee or upon exercise of their respective Director Options. The Annual Director Fee is $12,000, payable on the first business day following the end of each quarter beginning with the quarter ending September 30, 1996, 50% in cash and 50% in Company common stock. Each Director will be automatically granted a Director Option, at the then current fair market value, to purchase 100,000 shares of common stock on the date the Director is initially elected or appointed as a director, or in the case of directors at the time of approval of the Plan, upon their election or re-election at the Annual Meeting. Each Director Option vests in four equal amounts of 25,000 shares per year over four years, provided that no shares subject to a Director Option will vest in any year in which the Director attends less than 75% of the Board meetings held for that fiscal year. To date, no Director Options have been granted under the 1996 Director Plan.

     On August 13, 1996, the Company entered into a Letter of Intent with Coda Energy, Inc. ("Coda") to purchase all of the stock of Taurus Energy Corp., a wholly owned subsidiary of Coda. Taurus is actively engaged in the gathering, processing and marketing of natural gas and natural gas liquids. At the time of closing, Taurus Energy would own the Hamlin and Shackelford gas gathering systems located in west Texas, as well as certain other assets. Total revenues for these systems were approximately $35 million and $20 million for the year ended December 31, 1995 and the six month period ended June 30, 1996, respectively.

     The consideration for the Taurus shares would be $35,000,000 in cash and that number of shares of unregistered Company common stock equal to the quotient resulting from dividing $10,000,000 by the offering price per share in the Company's contemplated underwritten offering. The transaction is subject to certain conditions, including, among other things, the negotiation, execution and delivery of a definitive purchase agreement, satisfactory due diligence investigations by both parties, the receipt by the Company of $25,000,000 in net proceeds from the sale of Company stock in an underwritten public offering, the establishment by the Company of a credit facility with at least $10,000,000 of borrowing capacity, receipt by the Company's Board of Directors of a satisfactory fairness opinion, the receipt by Coda of any required waivers or approvals under an indenture, the receipt of all necessary governmental approvals and approvals of the Boards of Directors of both the Company and Coda. Any offering of the Company's securities will be made only by means of a prospectus.

     As proposed, Coda would have certain termination rights, certain rights to board representation and certain registration rights with respect to shares of Company common stock received in the proposed transaction.

                                  Item 2.
                           EXCO RESOURCES, INC.
                   (Formerly MINERAL DEVELOPMENT, INC.)
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Comparison of Three Month Periods and Six Month Periods Ended June 30, 1996 and 1995

     Net income for the quarter ended June 30, 1996 was $13,000 compared to a loss of $34,000 for the corresponding quarter of 1995, representing $.02 and $(.05) per share, respectively. Net income for the six month period ended June 30, 1996 was $43,000 compared to a loss of $142,000 for the corresponding six month period of 1995. These amounts represented $.06 and $(.23) per share, respectively. All earnings per share figures are based on restated weighted average shares outstanding after the retroactive effect of the one-for-five reverse stock split approved at the shareholders' meeting held July 11, 1996. The reverse stock split became effective July 1996, upon filing an Amendment to the Company's Articles of Incorporation with the Secretary of State of the State of Texas.

     Revenues for the three month period ended June 30, 1996 were $266,000 compared with $254,000 from the corresponding period in 1995, a 5% increase. Revenues increased 23% for the six month period ended June 30, 1996 to $540,000 from $440,000 for the six month period ended June 30, 1995. These improvements in revenues were primarily due to the increases in oil and gas revenues, which resulted from higher oil and gas prices during the relative periods. Also contributing to the increases in revenues were oil and gas volumes produced from new wells that more than offset normal production declines. Offsetting these increases, management fees and other income were down for both the three and six month periods in 1996 versus the same periods in 1995 due to decreased drilling and completion activity.

     Costs and expenses for the three month period ended June 30, 1996, and the six month period ended June 30, 1996 decreased $35,000 and $85,000, respectively, versus the corresponding periods of 1995. These decreases of 12% and 15% from $288,000 to $253,000 and from $582,000 to $497,000 for the three and six month comparative periods were due primarily to reductions in general and administrative costs. These reductions were primarily related to the elimination of certain executive costs for the first five months of the current year, which more than offset additional expenses in the current six month period for accounting, legal and associated costs related to the change of the Company's fiscal year from March 31 to December 31.

Liquidity and Capital Resources

     The Company's working capital at June 30, 1996 was a negative $43,000 compared to a negative $279,000 at December 31, 1995. This increase in working capital relates primarily to capital received upon the exercise of a stock option by a director of the Company during the first quarter of 1996. The option exercise resulted in $225,000 in cash for the Company. This addition to working capital was utilized primarily to pay off the Company's note payable in the second quarter of the current year.

     Also impacting the Company's working capital was positive earnings before interest, taxes, depreciation, depletion and amortization ("EBITDDA"). EBITDDA for the three month and six month periods ended June 30, 1996 was $44,000, or $.06 per share, and $110,000, or $.15 per share, respectively, as compared to a negative $2,000 and a negative $70,000 for the corresponding periods of the prior year. This cash flow was used primarily for expenditures attributable to the Company's capital raising and acquisition activities. These costs through the second quarter of the current year were $70,000 and are listed as Deferred financing and acquisition costs on the Company's Condensed Balance Sheet dated June 30, 1996. There is no assurance that any financing will be completed.

     Management is of the opinion that the Company's cash flow and ability to raise additional capital will be adequate to meet its current obligations as well as fund additional property acquisitions, new projects, and generation and/or participation in new drilling and recompletion work. The Company is also currently working on a short-term credit facility with a bank to fund additional costs expected to be incurred relative to the Company's finance and acquisition activities. On August 13, 1996, the Company entered into a letter of intent with Coda Energy, Inc. ("Coda") to acquire all of the stock of Taurus Energy Corp., a wholly owned subsidiary of Coda. See Note 6, Subsequent Events, to the Company's financial statements. The sale of common stock by the Company could result in dilution of the percentage ownership of public shareholders to finance a portion of the purchase price. There is no assurance that any acquisition will be consummated.

     At the 1996 Annual Meeting of Shareholders, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock that the Board of Directors may issue from time to time in one or more series. With respect to each series of preferred stock, the amendment authorizes the Board to fix and determine by resolution the number of shares of each series, the designation thereof and all rights and preferences including voting, dividend, conversion, redemption and liquidation rights. The Board of Directors deemed it in the best interest of the Company to provide for a class of series preferred stock in order to provide flexibility for corporate planning and to have shares available for future equity financings through issuance to the general public, future acquisitions, stock dividends or splits, or for other corporate purposes for which the issuance of preferred shares may be advisable.

                        PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of the Company's shareholders held July 11, 1996, the shareholders approved the following items with the number of votes cast (prior to giving effect to the reverse stock split) for, against or withheld, and abstentions:

     (1)  Directors.  All nominees for director were elected.

     (2) Name Change. The shareholders voted to amended the Company's Articles of Incorporation to change the name of the Company from Mineral Development, Inc. to EXCO Resources, Inc. The votes were cast as follows:

               For          Against         Abstain

             3,021,400       3,740           66,293

     (3) Reverse Stock Split. The shareholders voted to amend the Company's Articles of Incorporation to effect a one-for-five reverse stock split of the Company's common stock. The votes were cast as follows:

               For          Against         Abstain

             3,006,771      23,808           70,154

     (4) Preferred Stock. The shareholders voted to amend the Company's Articles of Incorporation to provide for a class of Preferred Stock of up to 10,000,000 shares issuable in series. The votes were cast as follows:

               For          Against         Abstain

             2,783,611      42,455           73,116

     (5) Directors' Liability. The shareholders voted to amend the Company's Articles of Incorporation to eliminate directors' liability for monetary damages in certain situations. The votes were cast as follows:

               For          Against         Abstain

             2,865,277      49,131           72,985

     (6) Stock Option Plan. The shareholders voted to approve the adoption of the Company's Stock Option Plan. The votes were cast as follows:

               For          Against         Abstain

             2,871,564      35,513           91,770

     (7) 1996 Director Plan. The shareholders voted to approve the adoption of the Company's 1996 Director Plan. The votes were cast as follows:

               For          Against         Abstain

             2,763,161      54,485           84,030

     No other matters were considered at the Annual Meeting.

Item 5.   Other Information

     For other information regarding the Company, please see Note 6, Subsequent Events, to the Company's financial statements.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1 Articles of Amendment to the Articles of Incorporation of the Company dated July 19, 1996 (filed herewith)

          10.1 Employment Agreement dated April 17, 1996 between the Company and Charles W. Gleeson (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the Nine Month Transition Period Ended December 31, 1995)

          10.2 Amendment dated April 10, 1996 to the Company's Stock Option Plan (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the Nine Month Transition Period Ended December 31, 1995)

          10.3 1996 Director Plan of the Company (filed herewith)

          27.1 Financial Data Schedule (filed herewith)

     (b)  Reports on Form 8-K

          None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                           EXCO RESOURCES, INC.
                               (Registrant)


Date:  August 14, 1996           /s/ Glenn L. Seitz
                              Glenn L. Seitz, Treasurer


                             INDEX TO EXHIBITS

Exhibit
No.       Item

3.1 Articles of Amendment to the Articles of Incorporation of the Company dated July 19, 1996 (filed herewith)

10.1 Employment Agreement dated April 17, 1996 between the Company and Charles W. Gleeson (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the Nine Month Transition Period Ended December 31, 1995)

10.2 Amendment dated April 10, 1996 to the Company's Stock Option Plan (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the Nine Month Transition Period Ended December 31, 1995)

10.3      1996 Director Plan of the Company (filed herewith)

27.1      Financial Data Schedule (filed herewith)