Form 10-Q
period 1996-09-30
MINERAL DEVELOPMENT INC
filed 1996-11-14
CIK 316300

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  September 30, 1996

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

                                YES  X    NO ___

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996.

                Class:  Common stock, par value $0.01 per share
                Outstanding at October 31, 1996:  795,300 shares

                              EXCO RESOURCES, INC.
                      (Formerly MINERAL DEVELOPMENT, INC.)

                                     INDEX


                                                                       Page
                                                                      Number
                                                                      ------
Part I.  Financial Information:
------------------------------
Item 1.  Financial Statements                                            2

         Condensed Balance Sheets - September 30, 1996
           and December 31, 1995 (Unaudited)                             2

         Condensed Statements of Operations
           Three-Month Periods Ended September 30, 1996 and
           1995 and Nine-Month Periods Ended September 30,
           1996 and 1995 (Unaudited)                                     3

         Condensed Statements of Cash Flows - Nine-
           Month Periods Ended September 30, 1996 and 1995
           (Unaudited)                                                   4

         Notes to Financial Statements                                   5

Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         9

Part II.         Other Information:
----------------------------------

Item 4.  Submission of Matters to a Vote of Security
                   Holders                                              13

Item 5.  Other Information                                              14

Item 6.  Exhibits and Reports on Form 8-K                               14

Signatures                                                              15


                         Part I.  Financial Information
                          Item 1. Financial Statements

                              EXCO RESOURCES, INC.
                      (formerly MINERAL DEVELOPMENT, INC.)
                      CONDENSED BALANCE SHEETS (UNAUDITED)

                                                             September 30,      December 31,
                                                                 1996               1995
                                                             -------------      ------------
                                       ASSETS
                                       ------
CURRENT ASSETS:
  Cash                                                       $   16,000         $  221,000
  Accounts receivable                                           401,000            360,000
  Other                                                           1,000              1,000
                                                             ----------         ----------
        TOTAL CURRENT ASSETS                                    418,000            582,000

PROPERTY AND EQUIPMENT, AT COST:
  Undeveloped oil and gas properties                             70,000             69,000
  Proved developed oil and gas properties,
    based on successful efforts method                        5,414,000          5,488,000
  Office and field equipment                                    375,000            372,000
                                                             ----------         ----------
                                                              5,859,000          5,929,000
  Allowance for depreciation,
    depletion and amortization                               (4,972,000)        (4,980,000)
                                                             ----------         ----------
                                                                887,000            949,000

DEFERRED FINANCING AND ACQUISITION COSTS
  (Note 5)                                                      273,000                  0
                                                             ----------         ----------

                                                             $1,578,000         $1,531,000
                                                             ==========         ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                           $  373,000         $  476,000
  Joint interest prepayments                                     26,000             69,000
  Revenues and royalties payable                                 86,000             88,000
  Current portion of long-term debt                              32,000             28,000
  Note payable                                                  150,000            200,000
                                                             ----------         ----------
        TOTAL CURRENT LIABILITIES                               667,000            861,000

LONG TERM DEBT, LESS CURRENT PORTION                             28,000             40,000

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 25,000,000
    shares authorized, 795,300 shares and
    675,300 shares issued and outstanding,
    respectively (Note 3)                                         8,000              7,000
  Capital in excess of par value                              9,095,000          8,871,000
  Deficit                                                    (8,220,000)        (8,248,000)
                                                             ----------         ----------
        TOTAL STOCKHOLDERS' EQUITY                              883,000            630,000
                                                             ----------         ----------

                                                             $1,578,000         $1,531,000
                                                             ==========         ==========




                See accompanying notes to financial statements.

                              EXCO RESOURCES, INC.
                      (formerly MINERAL DEVELOPMENT, INC.)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      Three Months Ended                     Nine Months Ended
                                                         September 30,                         September 30,
                                                      -------------------                  ----------------------
                                                        1996       1995                       1996        1995
                                                      --------   --------                  ---------    ---------
REVENUES:
  Oil and gas                                        $ 210,000   $180,000                  $652,000     $ 502,000
  Management fees and other                             43,000     68,000                   139,000       190,000
  Gain (loss) on disposition
    of properties                                            0          0                     2,000        (4,000)
                                                     ---------   --------                  --------     ---------
                                                       253,000    248,000                   793,000       688,000
COSTS AND EXPENSES
  Oil and gas production costs                         109,000    117,000                   313,000       319,000
  Dry hole and abandonment
    costs                                                    0     22,000                     1,000        31,000
  Depreciation, depletion and
    amortization                                        29,000     31,000                    88,000       100,000
  General and administrative                           125,000    162,000                   350,000       461,000
  Interest                                               5,000      1,000                    13,000         4,000
                                                     ---------   --------                  --------     ---------
                                                       268,000    333,000                   765,000       915,000
                                                     ---------   --------                  --------     ---------

NET INCOME (LOSS)                                    $ (15,000)  $(85,000)                 $ 28,000     $(227,000)
                                                     =========   ========                  ========     =========

INCOME (LOSS) PER COMMON SHARE                       $    (.02)  $   (.13)                 $    .04     $    (.34)
                                                     =========   ========                  ========     =========


Weighted average shares
  outstanding (Note 2)                                 795,300    675,300                   756,322       675,300


                See accompanying notes to financial statements.

                              EXCO RESOURCES, INC.
                      (Formerly MINERAL DEVELOPMENT, INC.)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Nine Months Ended
                                                                          September 30
                                                                -------------------------------
                                                                   1996                 1995
                                                                ---------             ---------
Cash flows from operating activities:
  Net income (loss)                                              $ 28,000             $(227,000)
  Adjustments to reconcile net income
    (loss) to net cash provided (used)
    by operating activities:
      Depreciation, depletion and amortization                     88,000               100,000
      Loss (gain) on disposition of
        property and equipment                                     (2,000)                4,000
      Net (increase) decrease in:
        Accounts receivable                                       (41,000)             (224,000)
        Other current assets                                           --                 3,000
      Net increase (decrease) in accounts
        payable and other current liabilities                    (148,000)              443,000
                                                                 --------             ---------
  Net cash provided (used) by operating
    activities                                                    (75,000)               99,000

Cash flows from investing activities:
  Additions to property and equipment                             (29,000)             (104,000)
  Proceeds from disposition of property and
    equipment                                                       6,000                43,000
                                                                 --------             ---------
  Net cash used by investing activities                           (23,000)              (61,000)

Cash flows from financing activities:
  Proceeds from long-term debt                                     12,000                 9,000
  Deferred financing and acquisition costs                       (273,000)                  --
  Payments on long-term debt                                      (21,000)              (19,000)
  Payment on note payable                                        (200,000)                  --
  Proceeds from issuance of common stock                          225,000                   --
  Proceeds from short-term note                                   150,000                   --
                                                                 --------             ---------
  Net cash used by financing activities                          (107,000)              (10,000)
                                                                 --------             ---------

Net increase (decrease) in cash                                  (205,000)               28,000

Cash at beginning of year                                         221,000                40,000
                                                                 --------             ---------

Cash at end of period                                            $ 16,000             $  68,000
                                                                 ========             =========

Supplemental information:
  Interest paid                                                  $ 13,000             $   4,000
                                                                 ========             =========

  Federal income tax paid                                        $    --              $     --
                                                                 ========             =========


                See accompanying notes to financial statements.

                              EXCO RESOURCES, INC.
                      (Formerly MINERAL DEVELOPMENT, INC.)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

1 - Statement by Management Concerning Interim Financial Information

         The financial information included herein is unaudited and does not include all information and footnotes required by generally accepted accounting principles for complete financial statements; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results of operation for the interim period. It is recommended that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the nine-month transition period ended December 31, 1995.

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

3 - Changes in Stockholders' Equity

         Balances in common stock and in Capital in excess of par value at September 30, 1996 reflect the issuance of 125,000 shares of common stock to a director of the Company upon the exercise of a stock option during the first quarter of 1996. The proceeds were used in the second quarter to repay the $200,000 note payable to a bank.

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

4 - Employment Agreement

         In April 1996, the Company entered into an employment agreement with an individual for the position of President and Chief Executive Officer of the Company. The agreement provides for an annual salary of $140,000, adjusted for incentives, as determined by the Board of Directors for the period June 1, 1996 through June 1, 1999. Pursuant to the employment agreement, options to purchase 100,000 shares of the Company's common stock are to be granted at a purchase price per share of $3.00. The options are to have a ten-year term. The employment agreement will not become effective unless the Company is successful in raising a minimum of $9,000,000 in a public offering.

5 - Deferred Financing and Acquisition Costs

         The $273,000 balance in deferred financing and acquisition costs at September 30, 1996, represents legal, accounting and other costs attributable to the Company's financing and acquisition activities. See Note 7. Deferred financing costs will be charged against the gross proceeds of the contemplated public offering when and if received. Deferred acquisition costs will be capitalized in the cost of the acquisition when and if completed. If the financing and acquisition are abandoned, such costs will be expensed.

6 - Results of Annual Meeting of Shareholders

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

         At the Annual Meeting, the shareholders also approved a Director Stock Option Plan, previously adopted by the Board of Directors, whereby up to 1,000,000 post-reverse stock split shares of common stock may be issued to Directors in consideration of the common stock component of their respective Annual Director Fee or upon exercise of their respective Director Options. The Annual Director Fee is $12,000, payable on the first business day following the end of each quarter beginning with the quarter ending September 30, 1996, 50% in cash and 50% in Company common stock. Each Director will be automatically granted a Director Option, at the then current fair market value, to purchase 100,000 shares of common stock on the date the Director is initially elected or appointed as a director, or in the case of directors at the time of approval of the Plan, upon their election or re-election at the Annual Meeting. Each Director Option vests in four equal amounts of 25,000 shares per year over four years, provided that no shares subject to a Director Option will vest in any year in which the Director attends less than 75% of the Board meetings held for that fiscal year. The Board has postponed implementation of the 1996 Director Plan, and, to date, no Director Options have been granted under the 1996 Director Plan.

7 - Finance and Acquisition Activities

         On August 13, 1996, the Company entered into a Letter of Intent with Coda Energy, Inc. ("Coda") to purchase all of the stock of Taurus Energy Corp., a wholly owned subsidiary of Coda ("Taurus"). Taurus is actively engaged in the gathering, processing and marketing of natural gas and natural gas liquids. At the time of closing, Taurus would own the Hamlin and Shackelford gas gathering systems located in West Texas, as well as other assets. Total revenues for these systems were approximately $35 million and $32 million for the year ended December 31, 1995 and the nine-month period ended September 30, 1996, respectively.

         The consideration for the Taurus shares would be $35,000,000 in cash and that number of shares of unregistered Company common stock equal to the quotient resulting from dividing $10,000,000 by the offering price per share in the Company's contemplated underwritten offering. Certain shares would be subject to forfeiture upon certain conditions. The transaction is subject to certain conditions, including, among other things, the negotiation, execution and delivery of a definitive purchase agreement, satisfactory due diligence investigations by both parties, the receipt by the Company of $25,000,000 in net proceeds from the sale of Company stock in an underwritten public offering, the establishment by the Company of a credit facility with at least $10,000,000 of borrowing capacity, receipt by the Company's Board of Directors of a satisfactory fairness opinion, the receipt by Coda of any required waivers or approvals under an indenture, the receipt of all necessary governmental approvals and approvals of the Boards of Directors of both the Company and Coda. Any offering of the Company's securities will be made only by means of a prospectus.

         As proposed, Coda would have certain termination rights, certain rights to board representation and certain registration rights with respect to shares of Company common stock received in the proposed transaction.

         To date, the Company has not obtained the required bank or equity financings. Discussions are ongoing with banks and underwriters concerning the financing of the Taurus acquisition, and the Company continues to work towards completion of the acquisition; however, there are no assurances that the required capital will be obtained for the acquisition or that the other conditions to the acquisition will be satisfied or that the acquisition will be completed.

         The Letter of Intent provides that if a definitive agreement has not been executed by September 13, 1996, either Coda or the Company may terminate the Letter of Intent. To date, a definitive agreement has not been executed and there are no assurances that a definitive agreement will be executed. As of the date of this report, neither Coda nor the Company has terminated the Letter of Intent.

8 - Note Payable

         In August, 1996, the Company obtained a $200,000 short-term credit facility with a bank to finance costs related to the Company's finance and acquisition activities. The outstanding principal amount of the loan bears interest at the prime rate plus 2%, and interest is payable monthly. The loan is secured by the pledge of certain of the Company's oil and natural gas properties. The loan restricts the Company's ability to borrow additional funds or guarantee other indebtedness and requires the maintenance of a positive working capital, excluding the loan amount. Currently, as a result of expenses incurred in connection with the Company's finance and acquisition activities, the Company does not meet the loan requirement of maintaining a positive working capital, as defined. (At September 30, 1996, the amount of this deficiency was $99,000). The Company, as a part of its overall refocus, intends to divest certain nonstrategic assets to bring the Company in compliance with this requirement of the credit facility. At September 30, 1996, the Company had borrowed $150,000 on this credit facility.

                                    Item 2.
                              EXCO RESOURCES, INC.
                      (Formerly MINERAL DEVELOPMENT, INC.)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q of EXCO Resources, Inc. (the "Company") contains "forwarding-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, price levels for oil and natural gas, concentration of oil and natural gas reserves and production, drilling risks, uncertainty of oil and gas reserves, risks associated with the development of additional revenues and with the acquisition of oil and gas properties and other energy assets, operating hazards and uninsured risks, general economic conditions, governmental regulation, changes in industry practices, marketing risks, one time events and other factors described herein ("cautionary statements"). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information - Cautionary Statements" included in the Company's Annual Report on Form 10-K for the Nine-Month Transition Period ended December 31, 1995, which is incorporated herein by reference.

Results of Operations - Comparison of Three-Month Periods and Nine-Month Periods Ended September 30, 1996 and 1995

         Revenues. Revenues for the three-month period ended September 30, 1996 were $253,000 compared with $248,000 from the corresponding period in 1995, a 2% increase. Revenues increased 15% for the nine-month period ended September 30, 1996 to $793,000 from $688,000 for the nine-month period ended September 30, 1995. These improvements in revenues were primarily due to the increases in oil and gas revenues, which resulted from higher oil and gas prices during the relative periods. Also contributing to the increases in revenues were oil and gas volumes produced from new wells that more than offset normal production declines. Offsetting these increases, management fees and other income were down for both the three- and nine-month periods in 1996 versus the same periods in 1995 due to decreased drilling and completion activity.

         Costs and Expenses. Costs and expenses for the three-month period ended September 30, 1996, and the nine-month period ended September 30, 1996 decreased $65,000 and $150,000, respectively, versus the corresponding periods of 1995. These decreases of 20% and 16% from $333,000 to $268,000 and from $915,000 to $765,000 for the three- and nine-month comparative periods were due primarily to reductions in general and administrative costs primarily related to the elimination of certain executive costs for the first five months of the current year.

         Net Income (Loss). Net income for the quarter ended September 30, 1996 was a loss of $15,000 compared to a loss of $85,000 for the corresponding quarter of 1995, representing $(.02) and $(.13) per share, respectively. Net income for the nine-month period ended September 30, 1996 was $28,000 compared to a loss of $227,000 for the corresponding nine-month period of 1995. These amounts represented $.04 and $(.34) per share, respectively. All earnings per share figures are based on restated weighted average shares outstanding after the retroactive effect of the one-for-five reverse stock split approved at the Company's shareholders' meeting held July 11, 1996.

Liquidity and Capital Resources

         The Company's working capital at September 30, 1996 was a negative $249,000 compared to a negative $279,000 at December 31, 1995. The exercise of a stock option to purchase 120,000 shares of Common Stock by a director of the Company during the first quarter of 1996 resulted in $225,000 in cash for the Company. This addition to working capital was utilized primarily to pay off the Company's short-term note payable in the second quarter of the current year.

         Subsequently, costs relative to the Company's finance and acquisition activities (see Note 5, Deferred Financing and Acquisition Costs) necessitated that the Company obtain a $200,000 short-term credit facility with a bank. The facility is payable

February 27, 1997, or sooner if demanded. The outstanding principal amount of the loan bears interest at the prime rate plus 2%, and interest is payable monthly. The loan is secured by the pledge of certain of the Company's oil and natural gas properties. The loan restricts the Company's ability borrow additional funds or guarantee other indebtedness and requires the maintenance of a positive working capital, excluding the loan amount. Currently, as a result of expenses incurred in connection with the Company's finance and acquisition activities, the Company does not meet the loan requirement of maintaining a positive working capital, as defined. (At September 30, 1996, the amount of this deficiency was $99,000). The Company, as a part of its overall consolidation and refocus, intends to divest certain nonstrategic assets to bring the Company in compliance with this requirement of the credit facility. At September 30, 1996, the Company had borrowed $150,000 on this credit facility.

         Also impacting the Company's working capital was positive earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA"). EBITDA for the three-month and nine-month periods ended September 30, 1996 was $19,000, or $.02 per share, and $129,000, or $.17 per share, respectively, as compared to a negative $53,000 and a negative $123,000 for the corresponding periods of the prior year. This cash flow was used primarily for expenditures attributable to the Company's finance and related acquisition activities (see
Note 7, Finance and Acquisition Activities). These costs through the third quarter of the current year were $273,000 and are listed as Deferred financing and acquisition costs on the Company's Condensed Balance Sheet dated September 30, 1996. There is no assurance that any financing or acquisition will be completed. In the event the financing and acquisition are abandoned, the costs will be expensed.

         Management is of the opinion that the Company's cash flow, available borrowing capacity and ability to raise additional capital will be adequate to meet its current obligations as well as fund currently anticipated property acquisitions, new projects, and generation and/or participation in new drilling and recompletion work. However, any significant acquisitions, projects or drilling and/or recompletion work will require additional debt and/or equity financing.

         On August 13, 1996, the Company entered into a letter of intent with Coda Energy, Inc. ("Coda") to acquire all of the stock of Taurus Energy Corp., a wholly owned subsidiary of Coda. See Note 7, Finance and Acquisition Activities, to the Company's financial statements. The sale of common stock by the Company to complete this proposed acquisition could result in dilution of the percentage ownership of public shareholders. There is no assurance that any acquisition will be consummated.

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

         (2) Name Change. The shareholders voted to amended the Company's Articles of Incorporation to change the name of the Company from Mineral Development, Inc. to EXCO Resources, Inc. The votes were cast as follows:

                       For                   Against                Abstain
                       ---                   -------                -------

                    3,021,400                 3,740                  66,293

         (3) Reverse Stock Split. The shareholders voted to amend the Company's Articles of Incorporation to effect a one-for-five reverse stock split of the Company's common stock. The votes were cast as follows:

                       For                   Against                Abstain
                       ---                   -------                -------

                    3,006,771                 23,808                 70,154

         (4) Preferred Stock. The shareholders voted to amend the Company's Articles of Incorporation to provide for a class of Preferred Stock of up to 10,000,000 shares issuable in series. The votes were cast as follows:

                       For                   Against                Abstain
                       ---                   -------                -------

                    2,783,611                 42,455                 73,116

         (5) Directors' Liability. The shareholders voted to amend the Company's Articles of Incorporation to eliminate directors' liability for monetary damages in certain situations. The votes were cast as follows:

                       For                   Against                Abstain
                       ---                   -------                -------
                    2,865,277                 49,131                 72,985

         (6) Stock Option Plan. The shareholders voted to approve the adoption of the Company's Stock Option Plan. The votes were cast as follows:

                       For                   Against                Abstain
                       ---                   -------                -------
                    2,871,564                 35,513                 91,770



         (7) 1996 Director Plan. The shareholders voted to approve the adoption of the Company's 1996 Director Plan. The votes were cast as follows:

                       For                   Against                Abstain
                       ---                   -------                -------
                    2,763,161                 54,485                 84,030

         No other matters were considered at the Annual Meeting.

Item 5.  Other Information
--------------------------

         For other information regarding the Company, please see Note 7, Finance and Acquisition Activities, to the Company's financial statements.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits

              27.1 Financial Data Schedule (filed herewith)

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                   EXCO RESOURCES, INC.
                                   --------------------
                                      (Registrant)


Date:  November 14, 1996              /s/ Glenn L. Seitz
                                   ---------------------------------------
                                   Glenn L. Seitz, Treasurer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27.1           Financial Data Schedule (filed herewith)
