Form 10-K
period 1996-12-31
EXCO RESOURCES INC
filed 1997-04-16
CIK 316300

=================================================================
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended December 31, 1996
                               OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____________ to _________________

                 Commission File Number 0-9204

                      EXCO RESOURCES, INC.
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this
Form 10-K.          [ ]

     The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding at December 31, 1996, was 805,300. The aggregate market value of the voting stock held by nonaffiliates of the Registrant at December 31, 1996, was $1,400,649 based on the average of the closing bid and asked prices per share of the Common Stock on such date.

               DOCUMENTS INCORPORATED BY REFERENCE
                              None
=================================================================

                      EXCO RESOURCES, INC.


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

ITEM 1.   BUSINESS

General
-------

     EXCO Resources, Inc., a Texas corporation (the "Company"), is an independent oil and gas company that has engaged in the acquisition of, exploration for and production of oil and natural gas since 1955. In its property acquisition activities, the Company has focused on producing properties with enhancement opportunities from activities such as infill drilling, recompletions, repairs and equipment changes. The Company typically seeks properties it can operate, thus maintaining the maximum control of enhancement activities. The Company generates drilling prospects internally and acquires prospects from independent geologists and geophysicists and other oil and gas operators. Prospects generated by outside sources are usually subject to overriding royalties or other retained interests and may require the payment of cash consideration greater than that required for prospects generated internally. The Company continually reviews and evaluates potential oil and gas prospects. In evaluating prospects, the Company sometimes obtains engineering and technical assistance from independent consultants at prevailing industry rates.

     The Company's acquisition, exploration, development and production activities are conducted primarily in Texas, Louisiana and Illinois. At December 31, 1996, the Company had 5.775 Bcfe (one billion cubic feet equivalent) of proved reserves and owned leasehold interests in a total of 21,482 gross acres (4,901 net acres) of oil and gas properties, 77% of which were developed acreage.

Exploration and Development Activities
--------------------------------------

     Historically, the Company has financed its acquisition, exploration and development expenditures primarily through cash flow from operations, bank borrowings, equity capital from private sales of stock and promoted funds from industry partners. The Company typically obtains industry partners to drill the prospect or to enter into other types of sharing arrangements, such as joint ventures and farmout arrangements, pursuant to which other parties assume the majority or all of the costs of drilling. The involvement of outside participants permits the Company to spread its drilling funds over a larger number of prospects and to reduce the potential amount of loss on any one prospect. Funds required to be expended by the Company will generally be proportionately less than the Company's interest in any production obtained from the wells drilled. From time to time, the Company may sell interests in, or enter into sharing arrangements with respect to, drilling prospects in which the Company has an interest to or with directors, officers, principal shareholders or other affiliates of the Company, provided such transactions are on terms and conditions substantially similar to those offered to nonaffiliated parties. With respect to its acquisition activities, the Company intends to shift its emphasis to larger scale acquisitions of producing properties and/or companies and, initially, plans to use a combination of debt and equity financing to fund these larger acquisitions.

     The Company made exploration and development expenditures of $125,000, $112,000 and $18,000 during the fiscal year ended
March 31, 1995, the nine month transition period ended
December 31, 1995 and the fiscal year ended December 31, 1996, respectively. The Company made net lease acquisition expenditures of $83,000, $4,000 and $1,000 during the fiscal year ended March 31, 1995, the nine month transition period ended December 31, 1995 and the fiscal year ended December 31, 1996, respectively. The Company's ability to continue to fund its exploration and development activities depends upon cash flow and its ability to secure the necessary financing for such activities.

Operating Activities
--------------------

     Where possible, the Company prefers to act as operator of the oil and gas prospects in which it owns an interest. The operator of an oil and gas property supervises production, maintains production records, employs field personnel and performs other functions required in the production and administration of such property. The fees for such services customarily vary from well to well, depending on the nature, depth and location of the well being operated. Generally, the operator of an oil and gas prospect is determined by such factors as the size of the working interest held by a participant in the prospect, a participant's knowledge and experience in the geological area in which the prospect is located and geographical considerations. At December 31, 1996, the Company was the operator of 115 gross (84.99 net) wells, which represented approximately 78% of the gross wells and 97% of the net wells in which the Company had an interest at such date. The remainder of the wells in which the Company had an interest at such date are operated by third party operators. The wells that the Company operates are located in Texas, Louisiana and Illinois. Although the Company elects to operate and manage most of its properties and drilling activities, its wells are drilled by independent drilling contractors.

Sales of Developed and Undeveloped Acreage
------------------------------------------

     The Company evaluates properties on an ongoing basis to determine the economic viability of the property and whether such property will enhance the objectives of the Company. During the course of normal business, the Company may dispose of producing properties and undeveloped acreage if the Company believes that such disposition is in its best interests. In the fiscal year ended December 31, 1996, the Company exchanged its interest in four non-operated producing wells for an interest in each of four operated producing wells. No gain or loss was recognized on this transaction. In the nine month transition period ended December 31, 1995, the Company sold a portion of its interest in an undeveloped lease, which reduced the Company's basis in the lease by $28,000. In fiscal year ended March 31, 1995, the Company sold a portion of its interest in an undeveloped lease generating a gain of $5,000.

Products, Markets and Revenues
------------------------------

     Oil and natural gas are the principal products currently produced by the Company. The Company does not refine or process the oil and natural gas that it produces. The Company sells the oil it produces under short-term contracts at market prices in the areas in which the producing properties are located, generally at F.O.B. field prices posted by the principal purchaser of oil in such areas.

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

     The availability of a ready market for oil and natural gas and the prices of oil and natural gas are dependent upon a number of factors that are beyond the control of the Company. These factors include, among other things, the level of domestic production and economic activity generally, the availability of imported oil and natural gas, actions taken by foreign oil producing nations, the availability of natural gas pipelines with adequate capacity and other transportation facilities, the availability and marketing of other competitive fuels, fluctuating and seasonal demand for oil, natural gas and refined products and the extent of governmental regulation and taxation (under both present and future legislation) of the production, refining, transportation, pricing, use and allocation of oil, natural gas, refined products and substitute fuels. Accordingly, in view of the many uncertainties affecting the supply and demand for oil, natural gas and refined petroleum products, it is not possible to predict accurately the prices or marketability of the oil and natural gas from any producing well in which the Company has or may acquire an interest.

     Oil prices have been subject to significant fluctuations over the past decade. Levels of production maintained by the Organization of Petroleum Exporting Countries ("OPEC") member nations and other major oil producing countries are expected to continue to be a major determinant of oil price movements in the future. As a result, future oil price movements cannot be predicted with any certainty. Similarly, during the past several years, the market price for natural gas has been subject to significant fluctuations on a monthly basis as well as from year to year. These frequent changes in the market price make it impossible for the Company to predict natural gas price movements with any certainty.

     The Company cannot provide assurance that it will be able to market all oil or natural gas that the Company produces or, if such oil or gas can be marketed, that favorable price and contractual terms can be negotiated. Changes in oil and natural gas prices may significantly affect the revenues and cash flow of the Company and the value of its oil and gas properties. Further, significant declines in the prices of oil and natural gas may have a material adverse effect on the business and financial condition of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

     In certain areas in which the Company engages in gas exploration and production activities, the supply of natural gas available for delivery from time to time exceeds the demand. During such times, companies purchasing gas in such areas reduce the amount of gas that they will purchase or "take." If buyers cannot be readily located for newly discovered natural gas reserves, newly completed natural gas wells may be shut-in for various periods of time. As a result, the over-supply of natural gas in certain areas may cause the Company to experience "take" problems or may adversely affect the Company's ability to obtain contracts to market natural gas discovered in wells in which the Company owns an interest.

     The following table sets forth the amount of the Company's oil sales, natural gas sales and the percent of oil and natural gas sales to total revenues for the periods indicated:

                                                                                     Percent of Oil/Gas Sales
                                                                                         to Total Revenues
                                                        Natural          Total       ------------------------
     Period Ended                        Oil Sales     Gas Sales      Oil/Gas Sales      Oil         Gas
----------------------------------      ----------     ----------     -------------  -----------  -----------
Year Ended March 31, 1995               $  324,000     $  302,000     $  626,000         37%         35%
Nine Month Transition Period Ended
  December 31, 1995                        306,000        254,000        560,000         41%         34%
Year Ended December 31, 1996               452,000        420,000        872,000         43%         40%



     In February 1996, the Company changed its fiscal year from a March 31 year end to a December 31 year end, resulting in a short year of nine months for the transition period ended December 31, 1995. The comparability of most of the year to year comparisons in this report is affected by the fact that the nine month transition period ended December 31, 1995 is three months shorter than the full fiscal years ended March 31, 1995 and December 31, 1996.

Delivery Commitments
--------------------

     The Company is not presently obligated to provide a fixed and determinable quantity of oil or natural gas under any existing contract or agreement.

Customers
---------

     During the fiscal year ended December 31, 1996, sales of oil and gas to two purchasers, Scurlock Permian Corporation and Delhi Gas Marketing Corp., accounted for 23% and 13%, respectfully, of the Company's total revenues. During the nine month transition period ended December 31, 1995, sales of oil and natural gas to the same two purchasers accounted for 17% and 11%, respectively, of the Company's total revenues. During the fiscal year ended March 31, 1995, sales to Pride Pipeline Company and Delhi Gas Marketing Corp. accounted for 15% and 14%, respectively, of the Company's total revenues. Although the loss of any one of the Company's oil and natural gas purchasers could temporarily cease or delay the Company's production and sale of its oil and natural gas in the purchasers' particular service area, the Company believes it would be able, under current economic circumstances, to contract with other purchasers for its oil and natural gas production.

Competition
-----------

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

Certain Risks
-------------

     The Company's operations are subject to all of the risks normally incident to the exploration for, and production of, oil and natural gas, including blowouts, cratering, pollution and fires, each of which could result in damage to, or destruction of, oil and gas wells or formations or production facilities or damage to persons and property. As is common in the oil and gas industry, the Company is not fully insured against these risks because either insurance is not available or because the Company has elected not to procure insurance due to prohibitive premium costs. The occurrence of such an event not fully insured against could have a material adverse effect on the Company's financial position.

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

Regulation
----------

     GENERAL.   The Company's operations are affected from time to
time in varying degrees by political developments and federal and state laws and regulations. In particular, oil and natural gas production operations and economics are or have been affected by price control, tax and other laws relating to the oil and gas industry, by changes in such laws and by changing administrative regulations. There are currently no price controls on oil, condensate or natural gas liquids. To the extent price controls remain applicable after the enactment of the Natural Gas Wellhead Decontrol Act of 1989, the Company is of the opinion that such controls will not have a significant impact on the prices received by the Company for natural gas produced in the near future.

     Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and certain of which carry substantial penalties for the failure to comply. The Company cannot predict how existing regulations may be interpreted by enforcement agencies or the courts, nor whether amendments or additional regulations will be adopted, nor what effect such changes may have on the Company's business or financial condition.

     FEDERAL TAXATION. The federal government is continually proposing tax initiatives that may effect the oil and natural gas industry, including the Company. Due to the preliminary nature of these proposals, the Company is unable to determine what effect, if any, the proposals would have on product demand or the Company's results of operations.

     STATE REGULATION. The various states in which the Company conducts activities regulate the drilling, operation and production of oil and gas wells, such as the method of developing new fields, spacing of wells, the prevention and clean-up of pollution and maximum daily production allowables based on market demand and conservation considerations.

     ENVIRONMENTAL REGULATION. Operations of the Company are subject to numerous and constantly changing federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of public health or the environment. These laws and regulations may require the acquisition of certain permits, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment, restrict or prohibit activities that could impact wetlands, endangered or threatened species or other protected natural resources and impose substantial liabilities for pollution resulting from the Company's operations. Such laws and regulations may substantially increase the cost of doing business and may prevent or delay the commencement or continuation of a given project.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Company has no material commitments for capital expenditures to comply with existing environmental requirements.

     The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to claims against the Company brought by either the government or third parties requiring the Company to incur costs to remediate the discharge. Pollution and similar environmental risks generally are not fully insurable. The Company does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. Inasmuch as such laws and regulations are constantly revised, the Company is unable to predict the ultimate cost it may incur as a result of compliance with present and future environmental laws and regulations.

     In the opinion of the Company's management, the Company is in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during the next fiscal year. However, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the operating costs of the Company, as well as the oil and natural gas industry in general.

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

Employees
---------

     As of March 15, 1997, the Company employed five persons of which two were involved in field operations and three were engaged in office and administrative activities. None of the Company's employees are represented by unions or covered by collective bargaining agreements. To date, the Company has not experienced any strikes or work stoppages due to labor problems and considers its relations with its employees to be good. The Company also utilizes the services of independent consultants on a contract basis.


ITEM 2.   PROPERTIES

General
-------

     The Company leases approximately 3,485 square feet of office space in Dallas, Texas, for its corporate offices. The lease is on a month-to-month basis, and requires a monthly rental payment of approximately $4,574 plus the reimbursement of certain expenses. The Company considers this space adequate for its present needs. The Company also has a small field office and yard in Pecos County, Texas.

Oil and Gas Properties
----------------------

     The following table sets forth the fields in which the Company has its principal oil and gas properties, and certain information as of December 31, 1996, with respect to each of such fields.


                                                                                          Fiscal Year Ended
                                                                                          December 31, 1996
                                                     Proved Reserves       Percentage       Net Production
                                   Wells          -------------------          of         -----------------
                              ---------------       Oil        Gas         Equivalent      Oil        Gas
                              Gross      Net       (Bbls)     (Mcf)         Reserves      (Bbls)     (Mcf)
                              -----     -----     -------   ---------      ---------      ------    -------
Logansport, Louisiana           2         .96       4,700   2,387,000         41.8%          200     32,000
Nine Mile Draw, Texas           1         .61           0   1,768,000         30.6             0     86,000
Chapel Hill Field, Texas       10        1.07       4,800     136,000          2.9           800     28,000
Southern Pine Field, Texas      1         .12           0     147,000          2.5             0     18,000
Other                         133       84.52     159,400     324,000         22.2        21,000     60,000
                              ---       -----     -------   ---------      -------        ------    -------
    Total                     147       87.28     168,900   4,762,000        100.0%       22,000    224,000
                              ===       =====     =======   =========      =======        ======    =======


     LOGANSPORT FIELD. In 1995, the Company acquired an additional 48% working interest in, and became the operator of, an existing natural gas well (the "acquired well") in the Logansport field located in DeSoto Parish, Louisiana. As a result of the acquisition, the Company owns a 51% working interest in the acquired well and related acreage. The Logansport field produces from a series of low permeability reservoirs with long life natural gas reserves. The Company's reserves are produced in the Hosston (Travis Peak) and Pettit formations from depths between 6,000 and 7,200 feet. The field is developed with 640 and 320 acre spacing, and wells in the field are expected to have a production life exceeding 30 years.

     The Company has identified, in the acquired well, proved developed nonproducing reserves in the Hosston and Pettit reservoirs with approximately 1,100,000 Mcf of net natural gas and approximately 1,500 Bbls of net oil reserves. The Company plans to recomplete this well at an estimated net cost to the Company of approximately $64,000. In addition, the Company has identified one development well location in the Logansport field with approximately 1,145,000 Mcf of net proved undeveloped natural gas reserves, which the Company plans to drill at an estimated net cost to the Company of approximately $386,000. Reserve estimates indicate that the present value of the estimated future net revenues, discounted at 10% per annum, attributable to the Company's interest in its two current and one planned well in the Logansport field is approximately $4,101,000. All of this value is classified as proved reserves, with 8% attributable to proved producing reserves and 92% to proved nonproducing reserves. See "-- Oil and Gas Reserves" below.

     NINE MILE DRAW FIELD. The Nine Mile Draw field is located in Reeves County, Texas, and production is derived from a low permeability fractured limestone formation. Presently, the Company operates one well in the Fusselman formation, which produces from depths between 13,700 and 14,400 feet and is estimated to have a remaining reserve life of 20 years. In addition, the Company has identified a potential re-entry well in the field with approximately 1,133,000 Mcf of net proved undeveloped natural gas reserves with an estimated cost of re-entry of approximately $303,000. Reserve estimates indicate that the present value of the estimated future net revenues, discounted at 10% per annum, attributable to the Company's interest in the re-entry well is approximately $1,393,000. Total reserves for the Nine Mile Draw field are estimated to have future net revenues, discounted at 10% per annum, of approximately $2,091,000 of which 33% is attributable to proved producing reserves and 67% is attributable to proved undeveloped reserves.

     CHAPEL HILL FIELD. The Chapel Hill field is located in Smith County, Texas. The Company owns nonoperated interests in ten gross (1.07 net) wells and leasehold interests in approximately 820 gross (88 net) acres. The Company's wells in this field are operated by Louis Dreyfus Natural Gas Corp. and Roosth & Genecov Production Co. The Chapel Hill field is characterized by the production of both oil and natural gas from the Rodessa and Travis Peak formations from depths between 7,600 to 8,700 feet. Reserve estimates indicate that the present value of the estimated future net revenues, discounted at 10% per annum, attributable to the Company's interest is approximately $193,000.

     SOUTHERN PINE FIELD. The Company owns a nonoperated interest in one gross (.12 net) well in Cherokee County, Texas. Production is derived from the Travis Peak formation, which has estimated net reserves of approximately 147,000 Mcf of natural gas. Reserve estimates indicate that the present value of estimated future net reserves, discounted at 10% per annum, attributable to the Company's interest is approximately $168,000.

Title to Properties
-------------------

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

Oil and Gas Reserves
--------------------

     At December 31, 1996, the Company's oil and natural gas reserves included direct working interests in 147 wells in the states of Texas, Louisiana, Illinois, North Dakota, Kansas and Oklahoma, as well as overriding royalties in an additional 11 wells in Texas. The Company has no reserves offshore or outside of the United States. At December 31, 1996, approximately 60% of the present value of the estimated future net revenues attributable to the Company's properties were attributable to proved developed reserves and approximately 40% was attributable to proved undeveloped reserves. In addition, approximately 18% of the proved reserves were attributable to oil and approximately 82% were attributable to natural gas, based on six mcf of gas being equivalent to one barrel of oil.

     The following table summarizes the Company's proved reserves at December 31, 1996, and was prepared in accordance with the rules and regulations of the Securities and Exchange Commission:

                         PROVED RESERVES
                      At December 31, 1996

     Oil and Liquids (Bbls)
       Proved Producing............................       126,746
       Proved Behind-Pipe..........................        35,362
                                                          -------
           Total Proved Developed..................       162,108
       Proved Undeveloped..........................         6,778
                                                          -------
               Total...............................       168,886
                                                          =======

     Natural Gas (Mcf)
       Proved Producing............................     1,383,587
       Proved Behind-Pipe..........................     1,099,730
                                                        ---------
           Total Proved Developed..................     2,483,317
       Proved Undeveloped..........................     2,278,374
                                                        ---------
               Total...............................     4,761,691
                                                        =========


     A significant portion of the value of the proved nonproducing reserves are in the Logansport and the Nine Mile Draw fields. The Logansport field represents 85% of total proved behind-pipe reserves and 50% of total proved undeveloped reserves. An aggregate of 49% of the total proved undeveloped reserves is attributed to the Nine Mile Draw field. There are risks associated with recovery of reserves in the nonproducing category. In addition, the Company must incur certain costs and undertake certain risks associated with drilling and workover operations to recover these reserves.

     The reserve estimates presented as of December 31, 1996 and 1995, have been prepared by Lee Keeling and Associates, Inc., independent petroleum engineers, Tulsa, Oklahoma. Estimates of oil and natural gas reserves are, of necessity, projections based on engineering data and thus, are forward-looking in nature. However, because of the uncertainties inherent in the interpretation of such data, the Company cannot ensure that the reserves set forth herein will ultimately be realized and the actual results could differ materially. See "Supplementary Oil and Gas Disclosures" included with the Company's financial statements included elsewhere herein for additional information regarding the Company's oil and gas reserves, including the present value of future net revenues. Previous reserve estimates as of March 31, 1995 were prepared by Milmac Operating Company, independent petroleum engineers, Lubbock, Texas.

Reserves Reported to Other Agencies
-----------------------------------

     Estimates of oil and gas reserves have not been filed with or included in reports to any federal authority or agency other than the Commission.

Production
----------

     The following table summarizes for the periods indicated, the Company's revenues, net production of oil (including condensate) and natural gas sold, the average sales price per unit of oil (Bbl) and natural gas (Mcf) and costs and expenses associated with the production of oil and natural gas:

                                                       Fiscal Year Ended   Nine Months Ended   Fiscal Year Ended
                                                        March 31, 1995     December 31, 1995   December 31, 1996
                                                       -----------------   -----------------   -----------------
Sales:
     Oil and Condensate:
          Revenue..................................... $  324,000          $  306,000          $  452,000
          Production sold (Bbls)......................     21,000              19,000              22,000
          Average sales price per Bbl................. $    15.64          $    16.49          $    20.42
     Natural Gas:
          Revenue..................................... $  302,000          $  254,000          $  420,000
          Production sold (Mcf).......................    211,000             181,000             224,000
          Average sales price per Mcf................. $     1.43          $     1.40          $     1.87
     Costs and Expenses:
          Production costs per Mcfe................... $     1.20          $     1.13          $     1.21
          Depreciation, depletion and amortization
              per Mcfe................................ $      .31          $      .79          $      .33




     Total oil and gas revenues for the fiscal year ended December 31, 1996 increased 56% from the nine month transition period ended December 31, 1995 due to both an increase in oil and gas prices and an increase in production volumes, resulting largely from the three month longer time period of fiscal 1996. The average sales price per barrel of oil increased $3.93, or 24% and the average sales price per mcf of natural gas increased $.47, or 34%, from such prices for the nine month transition period ended December 31, 1995. Total oil and gas revenues for the nine month transition period ended December 31, 1995 decreased 11% over the prior fiscal year due to decreased production of oil and gas (due largely to the three month longer time period of the prior year) and, to a lesser extent, a 5% increase in the price of oil being offset by a 6% decrease in the price of natural gas.

     The Company's net production reported in the preceding table only includes production that is owned by the Company and produced to its oil and gas interest, less royalties. Oil production for the fiscal year ended December 31, 1996 was 16% higher and natural gas production was 24% higher than the nine month transition period ended December 31, 1995. Oil production for the nine month transition period ended December 31, 1995 was 10% lower than the prior fiscal year and gas production was 14% lower due to the three month shorter transition period. On the basis of 6 mcf of gas being equivalent to 1 barrel of oil, total production for the fiscal year ended December 31, 1996 increased 21% from the nine month transition period ended December 31, 1995.

Productive Wells
----------------

     The following table sets forth the Company's interest in productive wells (producing wells and wells capable of production) at December 31, 1996. The total gross oil and gas wells does not include any multiple completions. At December 31, 1996, the Company did not own an interest in any well that was being completed.



                         Gross Wells(1)                  Net Wells(2)
                    ---------------------------   ---------------------------
                    (Oil)     (Gas)     (Total)   (Oil)     (Gas)     (Total)
Illinois             13         0         13       4.11        0        4.11
Kansas                0         1          1          0      .08         .08
Louisiana             0         2          2          0      .96         .96
North Dakota          2         0          2        .07        0         .07
Oklahoma              1         2          3        .02      .08         .10
Texas               108        18        126      76.60     5.36       81.96
                    ---       ---       ----      -----     ----      ------
      Total         124        23        147      80.80     6.48       87.28
                    ===       ===       ====      =====     ====      ======



__________________
(1)  A gross well is a well in which a working interest is owned.
The number of gross wells is the total number of wells in which a working interest is owned.  Wells in which only an overriding royalty interest is owned are excluded from this presentation.

(2) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.


Drilling Activities
-------------------

     With respect to its drilling operations, the Company plans to concentrate on lower risk, development-type properties, generally consisting of drilling to reservoirs from which production is or formerly was being obtained. The drilling of development wells is subject to the normal risk of dry holes, or a failure to produce oil and natural gas in commercial quantities. The degree of risk varies depending, among other things, on the distance between the well and the nearest producing well, other available geological information and the geological features of the area. In the past, the Company has drilled higher risk, exploratory-type wells, primarily in geological basins with relatively high levels of drilling density and where adequate subsurface information in the form of well logs and seismic data was generally available to evaluate potential hydrocarbon accumulations. All drilling activities are subject to the risk of encountering unusual or unexpected formations and pressures and other conditions that may result in financial losses or liabilities to third parties or governmental entities, many of which may not be covered by insurance. The number and type of wells drilled by the Company will vary depending on the amount of funds available for drilling, the cost of each well, the size of the fractional working interests acquired by the Company in each well and the estimated recoverable reserves attributable to each well.

     The following table summarizes the Company's approximate gross and net interests in the exploratory and development wells drilled during the periods indicated which refers to the number of wells (holes) completed at any time during a period, regardless of when drilling was initiated:

                                                                 EXPLORATORY WELLS
                                        -----------------------------------------------------------------
                                                       Gross                              Net
                                        -------------------------------    ------------------------------
                                        Productive     Dry       Total     Productive     Dry       Total
                                        ----------     ---       -----     ----------     ---       -----
Year Ended March 31, 1995                    0          1          1          .00         .10        .10
Nine Month Transition Period
    Ended December 31, 1995                  0          2          2          .00         .13        .13
Year Ended December 31, 1996                 0          0          0          .00         .00        .00

                                                                 DEVELOPMENT WELLS
                                        -----------------------------------------------------------------
                                                       Gross                              Net
                                        ------------------------------     ------------------------------
                                        Productive     Dry       Total     Productive     Dry       Total

Year Ended March 31, 1995                    2          0          2          .26         .00        .26
Nine Month Transition Period
    Ended December 31, 1995                  1          0          1          .11         .00        .11
Year Ended December 31, 1996                 0          0          0          .00         .00        .00



     For purposes of the foregoing table, a dry well (hole) is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion of an oil or gas well. A productive well is an exploratory or a development well that is not a dry hole. The number of wells drilled refers to the number of wells (holes) completed at any time during the fiscal year, regardless of when drilling was initiated. The term "completed" refers to the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency. All drilling activities referenced in the above tables were conducted in the State of Texas. At March 31, 1997, the Company was not participating in the drilling of any development or exploratory wells.

Acreage
-------

     The following table sets forth the Company's interest in developed acreage and undeveloped acreage at December 31, 1996:

                            Developed Acreage            Undeveloped Acreage
                           --------------------        ------------------------
                           Gross(1)      Net(2)        Gross(1)        Net(2)
                           --------     -------        --------        ------
     Illinois............       630          98            412            156
     Kansas..............       640          50              0              0
     Louisiana...........     1,280         616              0              0
     North Dakota........       320          11              0              0
     Oklahoma............     1,440          32              0              0
     Texas...............    11,653       2,980          5,107            958
                           --------      ------        -------         ------
          Total              15,963       3,787          5,519          1,114
                           ========      ======        =======         ======


______________
(1)  A gross acre is an acre in which a working interest is
     owned.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the last three months of the fiscal year ended
December 31, 1996, no matter was submitted by the Company to a vote of its shareholders through the solicitation of proxies or otherwise.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

Market Information
------------------

     The Company's Common Stock is currently quoted on the OTC under the symbol "EXCO," but there is limited trading in the Common Stock. The following table sets forth the high and low bid prices from January 1, 1995 through April 10, 1997, based upon quotations periodically published on the OTC. The price quotations below have been adjusted to estimate the effect of the one-for-five reverse stock split of the Common Stock in the case of quotations for periods prior to July 19, 1996, the effective date of the stock split. All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                      High      Low
                                                     -----     -----

     Calendar Year Ended December 31, 1995
          First Quarter............................  $3.13     $1.88
          Second Quarter...........................   3.13      1.25
          Third Quarter............................   2.50      1.25
          Fourth Quarter...........................   2.50      1.56

     Calendar year Ended December 31, 1996
          First Quarter............................  $2.50     $1.56
          Second Quarter...........................   2.50      1.56
          Third Quarter............................   2.75      2.00
          Fourth Quarter...........................   2.75      2.75

     Calendar Year Ended December 31, 1997
          First Quarter............................  $2.75     $2.75
          Second Quarter (through April 10, 1997)..   2.75      2.75

     The bid price for the Common Stock was $2.75 on April 10, 1997. The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     The Company is attempting to comply with certain listing criteria, including minimum equity, share price, public float and market maker requirements and intends to apply for inclusion of its Common Stock on The Nasdaq Stock Market' National Market ("Nasdaq National Market") or Small Cap Market when the Company is able to satisfy such requirements. The Company cannot insure that it will be successful in any application to have the Common Stock quoted on The Nasdaq National Market or Small Cap Market. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Shareholders
------------

     According to the records of the Company's transfer agent, there were 1,723 holders of record of the Common Stock at April
1, 1997.

Dividends
---------

     The Company has not paid any cash dividends on its Common Stock, and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In addition, the Company's credit agreement currently prohibits it from paying dividends. The Company anticipates that any income generated in the foreseeable future will be retained for the development and expansion of its business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, restrictions in the Company's credit agreement, business conditions, the financial condition of the Company and other factors that the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share data)

     The following table presents selected historical financial data for the Company. The financial data should be read in conjunction with the Company's financial statements, the notes thereto and the other financial information, including pro forma information, included elsewhere herein. In the opinion of management of the Company, the data presented reflect all adjustments considered necessary for a fair presentation of the results for such periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere herein.


                                                                                      Nine Month
                                                                                      Transition    Fiscal Year
                                                       Fiscal  Year Ended March 31,  Period Ended      Ended
                                                       ----------------------------  December 31,   December 31,
                                                         1993     1994       1995        1995           1996
                                                       -------   ------    --------  ------------   ------------
                                                                                (in thousands)
Statement of Operations Data:
Revenues:
     Oil and gas sales.............................    $   830   $   715   $    626  $   560        $   872
     Management fees...............................        303       296        233      191            177
     Other.........................................          9        30          7        0              0
                                                       -------   -------   --------  -------        -------
               Total revenues.....................       1,142     1,041        866      751          1,049
Costs and expenses:
     Oil and gas production costs..................        450       459        404      333            429
     General and administrative....................        343       377        499      481            511
     Depreciation, depletion and amortization......        141       110        106      234            116
     Dry hole and abandonment costs and impairment.         36        44         21       42              1
     Interest expense..............................          2         5          4        5             18
     Other  (1)....................................          0         0          0        0            303
                                                       -------   -------   --------  -------        -------
               Total expenses......................        972       995      1,034    1,095          1,378
                                                       -------   -------   --------  -------        -------
Income (loss) before income taxes and
     extraordinary item.............................       170        46       (168)    (344)          (329)
Income taxes........................................        50         0          0        0              0
                                                       -------   -------   --------  -------        -------
Income (loss) before extraordinary item.............       120        46       (168)    (344)          (329)
Extraordinary item(2)...............................        50         0          0        0              0
                                                       -------   -------   --------  -------        -------
Net income (loss)...................................   $   170   $    46   $   (168) $  (344)       $  (329)
                                                       =======   =======   ========  =======        =======
Net income (loss) per share before
     extraordinary item(3)..........................   $   .21   $   .08   $   (.26) $  (.51)       $  (.43)
                                                       =======   =======   ========  =======        =======
Extraordinary item per share(2)(3)..................   $   .09   $   .00   $    .00  $   .00        $   .00
                                                       =======   =======   ========  =======        =======
Net income (loss) per share(3)(4)...................   $   .30   $   .08   $   (.26) $  (.51)       $  (.43)
                                                       =======   =======   ========  =======        =======
Weighted average common and common
     equivalent shares outstanding.................        575       585        655      675            765



                                                              At March 31,                At             At
                                                       ----------------------------  December 31,   December 31,
                                                        1993      1994       1995        1995           1996
                                                       -------   -------   --------  ------------   ------------
                                                                           (in thousands)
Balance Sheet Data:
     Current assets................................    $   419   $   456   $    577  $   582        $   373
     Property and equipment, net...................        848       998      1,065      949            870
     Total assets..................................      1,267     1,454      1,642    1,531          1,243
     Current liabilities...........................        364       418        652      861            658
     Long-term debt................................         18        19         16       40             36
     Stockholders' equity..........................        885     1,017        974      630            549


__________________
(1)  The $303,000 expense in fiscal 1996 represents the legal, accounting and other expenses associated with the attempted acquisition by the Company of Taurus Energy Corp.
(2)  The extraordinary gain in fiscal 1993 represents an
     extraordinary gain of $50,000, due to the utilization of the
     Company's net operating loss carryforward.
(3)  Per share data has been restated to reflect the one-for-five reverse stock split effective July 19, 1996.
(4)  The Company has not declared nor paid any dividends during any of the periods presented.

                              -14-

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

COMPARISON OF NINE MONTH TRANSITION PERIOD ENDED DECEMBER 31,
1995 AND THE FISCAL YEAR ENDED DECEMBER 31, 1996

     COMPARATIVE PERIODS. On February 13, 1996, the Company changed its fiscal year end from March 31 to December 31. As a result, the following comparison is between the fiscal year ended December 31, 1996 and the nine month transition period ended December 31, 1995.

     REVENUES. Oil and natural gas sales increased $312,000, or 56%, to $872,000 for the fiscal year ended December 31, 1996 from $560,000 for the nine month transition period ended December 31, 1995. The increase in oil and natural gas sales was primarily attributable to higher oil and natural gas prices in fiscal 1996 as well as increased production volumes. Oil and natural gas prices for the fiscal year ended December 31, 1996, were 24% higher and 34% higher, respectively, than such prices in the nine month transition period ended December 31, 1995. Oil and natural gas production for the fiscal year ended December 31, 1996, increased 16% and 24%, respectively, from the nine month transition period ended December 31, 1995. These increases were primarily attributable to the production from several successful workovers and newly completed wells overshadowing the continued depletion of existing properties.

     Management fees and other income decreased $14,000, or 7%, to $177,000 for the fiscal year ended December 31, 1996 from $191,000 in the nine month transition period ended December 31, 1995. Management fees and other income primarily include overhead fees, well supervision fees and interest income. The decrease was due primarily to a lower level of operated drilling and maintenance activities.

     COSTS AND EXPENSES. The Company's costs and expenses increased $283,000, or 26%, to $1,378,000 for the fiscal year ended December 31, 1996 from $1,095,000 for the nine month transition period ended December 31, 1995. This increase was due primarily to the costs, including financing and acquisition costs, incurred in connection with the abandonment of the Company's proposed acquisition of Taurus Energy Corp.

     NET INCOME (LOSS). Net loss for the fiscal year ended
December 31, 1996 was $329,000, or $.43 per share, compared to a loss of $344,000, or $0.51 per share, for the nine month transition period ended December 31, 1995. This $15,000 decrease was primarily the result of an increase in revenues being partially offset by an increase in expenses as more fully described above.

COMPARISON OF NINE MONTH PERIODS ENDED DECEMBER 31, 1994
(UNAUDITED) AND 1995.

     COMPARATIVE PERIODS. On February 13, 1996, the Company changed its fiscal year end from March 31 to December 31. Accordingly, the following comparison is for the nine month transition period ended December 31, 1995 and the nine month period ended December 31, 1994.

     REVENUES. Oil and natural gas sales increased $68,000, or 14%, to $560,000 for the nine month period ended December 31, 1995 from $492,000 in the prior nine month period. The increase in oil and natural gas sales was primarily attributable to increases in production. Oil production and natural gas production for the nine month period ended December 31, 1995 increased 15% and 10%, respectively, from the prior nine month period. These increases were primarily attributable to the production from several successful workovers and newly completed wells overshadowing the continued depletion of existing properties. Also contributing to increased oil and natural gas sales was higher oil prices, which were partially offset by lower prices for natural gas. Oil prices and natural gas prices for the nine month period ended December 31, 1995 were 8% higher and 6% lower, respectively, than such prices in the comparable prior nine month period.

     Management fees and other income increased $14,000, or 8%, to $191,000 for the nine month period ended December 31, 1995 versus $177,000 in the nine months ended December 31, 1994. The increase was due to a slightly higher level of operated drilling and maintenance activities.

     COSTS AND EXPENSES. The Company's costs and expenses increased $355,000, or 48%, to $1,095,000 for the nine month period ended December 31, 1995 from $740,000 for the nine month period ended December 31, 1994. This increase was primarily attributable to a $167,000 increase in depreciation, depletion and amortization expenses, and to a $130,000 increase in general and administrative expenses. Depreciation, depletion and amortization expenses were $234,000 and $67,000, respectively, for the nine month periods ended December 31, 1995 and 1994. This 249% increase was attributable to the significant depletion expense taken on nonproducing reserves. General and administrative expenses were $481,000 and $351,000, respectively, for the nine month periods ended December 31, 1995 and 1994. The 37% increase between the nine month periods was the result of the current period including nine months of expenses related to the employment of a new Chairman of the Board, President and Chief Executive Officer versus only four months of expenses reflected in the previous nine month period.

     NET INCOME. The net loss for the nine month period ended December 31, 1995 was $344,000, or $.51 per share, compared to a net loss of $60,000, or $.09 per share, in the prior nine month period. This difference of $284,000 was primarily the result of an increase in expenses, as discussed above.

COMPARISON OF FISCAL YEAR ENDED MARCH 31, 1995 AND NINE MONTH
TRANSITION PERIOD ENDED DECEMBER 31, 1995.

     COMPARATIVE PERIODS. On February 13, 1996, the Company changed its fiscal year end from March 31 to December 31. Accordingly, the following comparison is between the nine month transition period ended December 31, 1995 and the fiscal year ended March 31, 1995.

     REVENUES. Oil and natural gas sales decreased $66,000, or 11%, to $560,000 for the nine month transition period ended December 31, 1995 from $626,000 for the twelve month period ended March 31, 1995. This decrease was primarily attributable to lower production volumes. Oil and natural gas volumes for the nine month transition period ended December 31, 1995 decreased 10% and 14%, respectively, and oil and natural gas prices were 5% higher and 2% lower, respectively, than such volumes and prices in the fiscal year ended March 31, 1995.

     Management fees and other income decreased $42,000, or 18%, to $191,000 for the nine month transition period ended December 31, 1995 from $233,000 in the fiscal year ended March 31, 1995. This decrease was due to less operated drilling and maintenance activities for the nine month transition period.

     COSTS AND EXPENSES. The Company's costs and expenses increased $61,000, or 6%, to $1,095,000 for the nine month transition period ended December 31, 1995 from $1,034,000 for the fiscal year ended March 31, 1995. This increase was due primarily to a $128,000 increase in depreciation, depletion and amortization, and to a $71,000 decrease in oil and gas production costs. Depreciation, depletion and amortization expenses were $234,000 and $106,000, respectively, for the nine month transition period ended December 31, 1995 and the twelve month period ended March 31, 1995. This 121% increase was attributable to the significant depletion expenses taken on nonproducing reserves. Oil and gas production costs were $333,000 and $404,000, respectively, for the nine month transition period ended December 31, 1995 and the twelve month period ended March 31, 1995. This 18% decrease was primarily a result of the difference in length of the two periods involved.

     NET INCOME (LOSS). The net loss for the nine month transition period ended December 31, 1995 was $344,000, or $.51 per share, compared to a loss of $168,000, or $.26 per share, for the fiscal year ended March 31, 1995. This $176,000 increase was primarily the result of a decrease in revenues as well as an increase in expenses as more fully described above.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital at December 31, 1996 was a negative $285,000 compared to a negative $279,000 at December 31, 1995. This $6,000 decrease in working capital resulted from the utilization of Company funds for the costs associated with the attempted acquisition of Taurus Energy Corp. being partially offset by the capital received upon the exercise of a stock option to purchase 120,000 shares of Common Stock by a director of the Company during the first quarter of 1996. The option exercise resulted in $225,000 in cash for the Company. This addition to working capital was utilized primarily to pay off the Company's short-term note payable in the second quarter of 1996.

     The Company's working capital deficit at December 31, 1995 was $279,000 as compared to a $75,000 at March 31, 1995. This $204,000 increase in the working capital deficit resulted from the utilization of Company funds for property acquisitions, well workovers and capital expenditures on new wells and also from increased general and administrative expenses as discussed above. Historically, the Company has funded its oil and gas activities through cash flow from operations, bank borrowings, equity capital from private sales of stock and agreements with industry participants.

     At December 31, 1996, the Company had long-term debt (excluding current portion) of approximately $36,000. The Company's $200,000 note payable at December 31, 1995, was paid in full in the second quarter of 1996, through proceeds received upon the exercise of an outstanding stock option described above. In June 1996, the Company acquired a short-term $200,000 credit facility with a bank to fund the costs associated with the attempted acquisition of Taurus Energy Corp. At December 31, 1996, the outstanding balance on this short-term note was $150,000. The principal amount of the note was reduced by $25,000 subsequent to year end. The outstanding principal amount of the loan bears interest at the prime rate plus 2%, and interest is payable monthly. The loan is secured by the pledge of certain of the Company's oil and natural gas properties. The loan restricts the Company's ability to borrow additional funds or to guarantee other indebtedness and requires the maintenance of a positive working capital, as defined. At December 31, 1996, the Company was not in compliance with the positive working capital covenant. The bank granted the Company a waiver of compliance with this covenant through maturity. The facility matured on February 27, 1997, and the Company is negotiating a 90 day extension with the lender.

     On March 29, 1996, William R. Granberry, a director of the Company and former Chairman of the Board, President and Chief Executive Officer, exercised his stock option and purchased 120,000 shares of the Company's Common Stock at $1.875 per share, thus generating $225,000 in cash for the Company. Proceeds were primarily used to pay off the short-term bank note mentioned above.

     Management is of the opinion that the Company's cash flow and funds from the sale of additional equity capital will be adequate to meet its current obligations as well as fund small property acquisitions, new projects, and generation and/or participation in new drilling and recompletion work.

Inflation and Changing Prices
-----------------------------

     The impact of inflation, as always, is difficult to assess. Except for a small escalation in prices at year end 1996, the Company has experienced continued weakness in demand and in prices received for its oil and gas production. The general softening of the market has, however, also reduced the cost of labor, materials, contract services and other operating costs. The Company cannot anticipate whether the present trend of low inflation will remain, however, a sudden increase in inflation and/or an increase in operating costs coupled with a continuation of low oil prices could have an adverse effect on the operations of the Company.

Forward-Looking Information - Cautionary Statements
---------------------------------------------------

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

     CERTAIN INDUSTRY AND MARKETING RISKS. The Company's operations are subject to the risks and uncertainties associated with drilling for, and production and transport of, oil and natural gas. The Company must incur significant expenditures for the identification and acquisition of properties and for the drilling and completion of wells. Drilling activities are subject to numerous risks, including the risk that no commercial productive oil or gas reservoirs will be encountered. The Company's operations may be materially curtailed, delayed or canceled as a result of numerous factors, including the presence of unanticipated pressure or irregularities in formations, accidents, title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. The Company's prospects for future growth and profitability will depend predominately on its ability to replace present reserves through acquisition as well as its ability to successfully develop additional reserves. The Company's ability to market its oil and gas production is dependent upon the availability and capacity of oil and gas gathering systems and pipelines. Federal and state regulation of oil and gas production and transportation, general economic conditions, changes in supply and in demand all could materially adversely affect the Company's ability to market its oil and gas production.

     UNCERTAINTY OF ESTIMATES OF OIL AND GAS RESERVES. Numerous uncertainties are inherent in estimating quantities of proved oil and gas reserves, including many factors beyond the control of the Company. This report contains an estimate of the Company's proved oil and gas reserves and the estimated future net revenue therefrom based upon reports of the Company's independent petroleum engineers. Such reports rely upon various assumptions, including assumptions required by the Commission as to constant gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating gas and oil reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, such estimates are inherently an imprecise evaluation of reserve quantities or the future net revenue therefrom.
Actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable gas and oil reserves may vary substantially from those assumed in the estimate. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this report. In addition, the Company's reserves may be subject to downward or upward revision, based upon production history, results of future exploration and development, prevailing oil and gas prices and other factors.

     INABILITY TO DEVELOP ADDITIONAL RESERVES. The Company's future success as an oil and natural gas producer, as is generally the case in the industry, depends upon its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable. Except to the extent that the Company conducts successful development activities or acquires properties containing proved reserves, the Company's proved reserves will generally decline as reserves are produced. There can be no assurance that the Company will be able to locate additional reserves or that the Company will drill economically productive wells or acquire properties containing proved reserves.

     EFFECTS OF CHANGING OIL AND GAS PRICES. The future financial condition and results of operations of the Company depend upon the prices it receives for its oil and natural gas production and the costs of acquiring, developing and producing oil and natural gas. Oil and natural gas prices have historically been volatile and are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are also beyond the control of the Company. These factors include, without limitation, the level of domestic production, the availability of imported oil and natural gas, actions taken by foreign oil and natural gas producing nations, the availability of transportation systems with adequate capacity, the availability of competitive fuels, fluctuating and seasonal demand for oil and natural gas, conservation and the extent of governmental regulation of production and general economic conditions. A substantial or extended decline in oil or natural gas prices could have a material adverse effect on the estimated value of the Company's oil and gas reserves, and on its financial position, results of operations and access to capital.

     OPERATING HAZARDS AND UNINSURED RISKS. The Company's operations are subject to the risks inherent in the oil and gas industry, including the risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental accidents such as oil spills, gas leaks, ruptures or discharges of toxic gases. The occurrence of any of these risks could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. There can be no assurance that any insurance will be adequate to cover any losses or liabilities. Further, the Company cannot predict the continued availability of insurance, or availability at commercially acceptable premium levels.

     GOVERNMENT REGULATION. Oil and gas operations are subject to certain federal, state and local laws and regulations that may be changed from time to time in response to economic and political conditions. Such laws and regulations have generally become more stringent in recent years, often imposing greater environmental operating requirements on an increasing number of parties. Because the requirements imposed by such laws and regulations are frequently changed, the Company is unable to predict the effect or cost of compliance with such requirements or their effects on oil and natural gas usage or prices. In addition, a number of legislative proposals have been introduced in Congress and state legislatures which, if enacted, would significantly affect the oil and gas industry. In view of the many uncertainties which exist with respect to any legislative proposals, the Company cannot predict the effect on the Company of any legislation which might be enacted.

     ENVIRONMENTAL LIABILITIES. The Company's operations could result in liability for oil spills, discharge of hazardous materials and other environmental damages. In addition, the Company may be liable for environmental damages caused by previous owners of property purchased by the Company. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for project investment or result in loss of the Company's properties. Although the Company maintains insurance coverage it considers to be customary in the industry, it is not fully insured against certain of these risks, either because such insurance is not available or because of high premium costs. Accordingly, the Company may be subject to liability or may lose substantial portions of properties due to hazards that cannot be insured against or have not been insured against due to prohibitive premium costs or for other reasons.

     SUBSTANTIAL COMPETITION. The oil and gas industry is highly competitive and there are many other companies engaged in the oil and gas business. Many of the companies with which the Company competes have substantially greater financial, technical and other resources and may have greater experience in the oil and gas business than the Company.

     NEED FOR ADDITIONAL CAPITAL. The Company's ability to acquire and exploit oil and gas properties is dependent upon its ability to obtain necessary outside funding or to generate cash flow from operations. There is no assurance that any such required additional funds would be available on satisfactory terms and conditions, if at all. The amount and timing of the Company's future capital requirements, if any, will depend upon a number of factors, including drilling costs, transportation costs, equipment costs, marketing expenses, staffing levels and competitive conditions, and any purchases or disposition of assets, many of which are not within the Company's control. Failure to obtain any required additional financing could materially adversely affect the growth, cash flow and earnings, of the Company. In addition, the Company's pursuit of additional capital could result in the incurrence of additional debt or potentially dilutive issuances of additional equity securities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                             Page
                                                             ----

     INDEPENDENT AUDITOR'S REPORT..............................21


     FINANCIAL STATEMENTS

     Balance sheets at December 31, 1995 and 1996..............22

     Statements of operations for the fiscal year
     ended March 31, 1995, the nine months ended
     December 31, 1994 and 1995 and the fiscal year
     ended December 31, 1996...................................23

     Statements of cash flows for the fiscal year
     ended March 31, 1995, the nine months ended
     December 31, 1994 and 1995 and the fiscal year
     ended December 31, 1996...................................24

     Statements of changes in stockholders' equity
     for the fiscal year ended March 31, 1995, the
     nine months ended December 31, 1995 and the
     fiscal year ended December 31, 1996.......................25

     Notes to financial statements.............................26


     SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED).........32


     FINANCIAL STATEMENT SCHEDULE FOR THE FISCAL
     YEAR ENDED DECEMBER 31, 1996, THE NINE MONTHS
     ENDED DECEMBER 31, 1995 AND YEAR ENDED
     MARCH 31, 1995

     Valuation and qualifying accounts and reserves
     (Schedule "II")...........................................35

     All other schedules and historical financial information are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                  INDEPENDENT AUDITOR'S REPORT



The Board of Directors
EXCO Resources, Inc.

     We have audited the accompanying balance sheets of EXCO Resources, Inc. (f/k/a Mineral Development, Inc.) as of December 31, 1995 and 1996, and the related statements of operations, cash flows and changes in stockholders' equity for the year ended March 31, 1995, nine months ended December 31, 1995 and year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EXCO Resources, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the year ended March 31, 1995, nine months ended December 31, 1995 and year ended December 31, 1996, in conformity with generally accepted accounting principles.

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

                              BELEW AVERITT LLP

Dallas, Texas
March 13, 1997

                      EXCO RESOURCES, INC.

                         BALANCE SHEETS
                   December 31, 1995 and 1996
         (in thousands, except share and per share data)

                                   ASSETS


                                                                    December 31,   December 31,
                                                                       1995           1996
                                                                    ------------   ------------
Current assets:
  Cash......................................................        $        221   $         46
  Accounts receivable -- trade (net of allowance for
     doubtful accounts of $37 and $20,  respectively).......                 360            326
  Other.....................................................                   1              1
                                                                    ------------   ------------
          Total current assets                                               582            373
Property and equipment, at cost (Note 3):
  Undeveloped oil and gas properties........................                  69             55
  Proved developed oil and gas properties, based on the
     successful efforts method..............................               5,488          5,243
  Office and field equipment................................                 372            375
                                                                    ------------   ------------
                                                                           5,929          5,673
  Allowance for depreciation, depletion and amortization....              (4,980)        (4,803)
                                                                    ------------   ------------
                                                                             949            870
                                                                    ------------   ------------

                                                                    $      1,531   $      1,243
                                                                    ============   ============


                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................        $        476   $        352
  Joint interest prepayments................................                  69             31
  Revenues and royalties payable............................                  88             95
  Note payable (Note 2).....................................                 200            150
  Current portion of long-term debt (Note 3)................                  28             30
                                                                    ------------   ------------
          Total current liabilities.........................                 861            658
Long-term debt, less current portion (Note 3)...............                  40             36

Commitments and contingencies (Note 7)

Stockholders' equity (Note 5):
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized, no shares outstanding......................                   0              0
  Common stock, $.01 par value; 25,000,000 shares
     authorized, 675,300 shares and 805,300
     shares issued and outstanding, respectively............                   7              8
  Capital in excess of par value............................               8,871          9,118
  Deficit...................................................              (8,248)        (8,577)
                                                                    ------------   ------------
          Total stockholders' equity........................                 630            549
                                                                    ------------   ------------
                                                                    $      1,531   $      1,243
                                                                    ============   ============

         See accompanying notes to financial statements.

                      EXCO RESOURCES, INC.
                    STATEMENTS OF OPERATIONS
                    Year Ended March 31, 1995
          Nine Months Ended December 31, 1994 and 1995
                and Year Ended December 31, 1996
              (in thousands, except per share data)



                                                                    Nine Months
                                             Year Ended          Ended December 31,           Year Ended
                                              March 31       ------------------------           December
                                                1995           1994           1995                1996
                                             ----------      ---------      ---------          ----------
                                                                     (Unaudited)
Revenues:
  Oil and gas (Note 8).....................   $    626       $    492        $    560          $    872
  Management fees and other income.........        233            177             191               177
  Gain on disposition of property..........
     and equipment                                   7             11               0                 0
                                              --------       --------        --------          --------
                                                   866            680             751             1,049
Costs and expenses:
  Oil and gas production costs.............        404            302             333               429
  Dry hole and abandonment costs...........         21             17              42                 1
  Depreciation, depletion and amortization.        106             67             234               116
  General and administrative...............        499            351             481               511
  Costs of abandoned acquisition (Note 10).          0              0               0               303
  Interest.................................          4              3               5                18
                                              --------       --------        --------          --------
                                                 1,034            740           1,095             1,378
                                              --------       --------        --------          --------
Loss before income taxes...................       (168)           (60)           (344)            (329)
Income taxes (Note 4)......................          0              0               0                0
Net loss...................................   $   (168)      $    (60)       $   (344)        $   (329)
                                              ========       ========        ========         ========

Net loss per share.........................   $   (.26)      $   (.09)       $   (.51)        $   (.43)
                                              ========       ========        ========         ========


         See accompanying notes to financial statements.

                      EXCO RESOURCES, INC.

                    STATEMENTS OF CASH FLOWS
                    Year Ended March 31, 1995
        Nine Months Ended December 31, 1994 and 1995 and
                  Year Ended December 31, 1996
                         (in thousands)


                                                                           Nine Months Ended
                                                            Year Ended        December 31,          Year Ended
                                                             March 31,     -------------------     December 31,
                                                               1995          1994       1995          1996
                                                            ----------     -------    --------     ------------
                                                                               (Unaudited)
Cash flows from operating activities:
 Net loss                                                   $  (168)       $   (60)  $   (344)      $  (329)
 Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
  Depreciation, depletion and amortization                      106             67        234           116
       Stock compensation expense                                 0              0          0            23
  Loss (gain) on disposition of property and equipment           (7)           (11)         0             2
  Loss (gain) on abandonment of property and  equipment           0              0         36             0
  (Increase) decrease in:
     Accounts receivable                                        (62)           143         71            34
     Other current assets                                         3              0          0             0
  Increase (decrease) in accounts payable and
     other current liabilities                                  243           (166)        (1)         (155)
                                                            -------        -------   --------       -------
 Net cash provided (used) by operating  activities              115            (27)        (4)         (309)
                                                            -------        -------   --------       -------
Cash flows from investing activities:
  Additions to property and equipment                          (190)          (138)      (141)          (26)
  Proceeds from disposition of property and equipment            31             18         39             3
                                                            -------        -------   --------       -------
  Net cash used by investing activities                        (159)          (120)      (102)          (23)
                                                            -------        -------   --------       -------
Cash flows from financing activities:
  Proceeds from note payable and long-term debt                   9              0        300           150
  Payments on long-term debt                                    (27)           (21)      (119)          (18)
  Payments on note payable                                        0              0          0          (200)
  Proceeds from issuance of common stock                        125            125          0           225
                                                            -------        -------   --------       -------
  Net cash provided by financing activities                     107            104        181           157
                                                            -------        -------   --------       -------
Net increase (decrease) in cash                                  63            (43)        75          (175)
Cash at beginning of period                                      83             83        146           221
                                                            -------        -------   --------       -------
Cash at end of period                                       $   146        $    40   $    221       $    46
                                                            =======        =======   ========       =======

Supplemental information:
  Interest paid                                             $     4        $     3   $      5       $    18
                                                            =======        =======   ========       =======
  Income taxes paid                                         $     0        $     0   $      0       $     0
                                                            =======        =======   ========       =======

Noncash activities --
 The Company acquired property and equipment for debt as follows:

 Assets acquired                                            $    23        $    23   $     82       $    79
 Book value of assets traded-in                                   0              0        (29)          (63)
                                                            -------        -------   --------       -------
 Debt incurred                                              $    23        $    23   $     53       $    16
                                                            =======        =======   ========       =======




  During the year ended March 31, 1995, the Company incurred a casualty loss relating to one of its vehicles. The insurance proceeds of $17 received for the loss were used to directly repay the related note payable.

  During the year ended December 31, 1996, the Company had a 1 for 5 reverse stock split.

         See accompanying notes to financial statements.


                      EXCO RESOURCES, INC.

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              Years Ended March 31, 1994 and 1995,
             Nine Months Ended December 31, 1995 and
                  Year Ended December 31, 1996
            (in thousands,  except number of shares)


                                          Common Stock
                                        -----------------        Capital in
                                        Number of                excess of
                                         Shares    Amount        par value       Deficit        Total
                                        -------   -------        ---------      ---------      -------
Balance at March 31, 1994               615,300     $  6         $ 8,747        $ (7,736)      $ 1,017
Issuance of common stock                 60,000        1             124               0           125
Net loss                                      0        0               0            (168)         (168)
                                        -------     ----         -------        --------       -------
Balance at March 31, 1995               675,300        7           8,871          (7,904)          974
Net loss                                      0        0               0            (344)         (344)
                                        -------     ----         -------        --------       -------
Balance at December 31, 1995            675,300        7           8,871          (8,248)          630
Exercise of stock options (Note 5)      120,000        1             224               0           225
Issuance of common stock                 10,000        0              23               0            23
Net loss                                      0        0               0            (329)         (329)
                                        -------     ----         -------        --------       -------
Balance at December 31, 1996            805,300     $  8         $ 9,118        $ (8,577)      $   549
                                        =======     ====         =======        ========       =======


         See accompanying notes to financial statements.

                      EXCO RESOURCES, INC.

                NOTES TO FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

  ORGANIZATION. EXCO Resources, Inc. (f/k/a Mineral Development, Inc.) (the "Company"), a Texas corporation, was formed in 1955. The Company's operations consist primarily of acquiring interests in producing oil and gas properties located in the continental United States. The Company also acts as the operator on certain of these properties and receives management fee income.

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

  INCOME (LOSS) PER SHARE. Income (loss) per share is based on the weighted average number of common shares and common share equivalents outstanding March 31, 1995 -- 655,144; December 31, 1994 -- 641,811; December 31, 1995 -- 675,144; and December 31,
1996 -- 765,300. The effects of common stock equivalents (Note 5) are antidilutive.

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

                      EXCO RESOURCES, INC.

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

  ADVERTISING. The Company expenses the production costs of advertising and promotion expenditures as incurred. Advertising expense was not significant for the year ended March 31, 1995, the nine months ended December 31, 1994 and 1995 and the year ended December 31, 1996.

  REVERSE STOCK SPLIT. At the Company's 1996 Annual Meeting of Shareholders (the "Annual Meeting"), the shareholders of the Company approved an amendment to the Company's Articles of Incorporation (the "Articles of Incorporation"), authorizing a one-for-five reverse stock split of the Company's common stock, which became effective July 19, 1996. All share and per share numbers contained herein have been retroactively adjusted to record the effects of the reverse stock split.

  PREFERRED STOCK. At the Annual Meeting, the shareholders also authorized the issuance of up to 10,000,000 shares of preferred stock, $.01 par value per share (the "Preferred Stock"), that the Board of Directors may issue from time to time in one or more series. With respect to each series of Preferred Stock, the amendment authorizes the Board to fix and determine by resolution the number of shares of each series, the designation thereof and all rights and preferences including voting, dividend, conversion, redemption and liquidation rights. The Board of Directors deemed it in the best interest of the Company to provide for a series of Preferred Stock in order to provide flexibility for corporate planning and to have shares available for future equity financings through issuance to the general public, future acquisitions, stock dividends or splits or for other corporate purposes for which the issuance of preferred shares may be advisable.


NOTE 2. NOTE PAYABLE

  At December 31, 1996, the Company had a $200,000 demand note payable to a bank, of which $150,000 was outstanding. The note bears interest at the bank's prime lending rate plus 2% and matured February 27, 1997. The note is collateralized by certain oil and gas properties of the Company. The Company received a waiver through February 27, 1997, regarding noncompliance with a loan covenant that requires the Company to maintain positive working capital, as defined in the loan agreement. The Company is negotiating a 90-day extension of this note.

                      EXCO RESOURCES, INC.

NOTE 3. LONG-TERM DEBT

  Long-term debt at December 31, 1995 and December 31, 1996 consisted of the following:



                                                            December 31,    December 31,
                                                                1995            1996
                                                            ------------    ------------
Notes payable to a finance company; monthly
principal and interest payments of $1,423;
interest at 9.9%;  collateralized by equipment.........     $    40,000     $     26,000
Note payable to a finance company; monthly
principal and interest payments of $762;
interest at 10.9%;  collateralized by equipment........          16,000                0
Note payable to a vendor, monthly principal
and interest  payments of $410, interest at
14%; unsecured.........................................           9,000            6,000
Note payable to a finance company; monthly
principal and interest payments of $375;
interest at 8.9%; collateralized by equipment..........           3,000                0
Note payable to a finance company; monthly
principal and interest payments of $705;
interest at 8.75%;  collateralized by equipment........               0           22,000
Note payable to a finance company; monthly
principal and interest payments of $414,
interest at 10.2%;  collateralized by equipment........               0           12,000
                                                           ------------     ------------
                                                                 68,000           66,000
Less current portion...................................         (28,000)         (30,000)
                                                           ------------     ------------
                                                           $     40,000     $     36,000
                                                           ============     ============


  Maturities of long-term debt at December 31, 1996 consisted of the following:


Year ending December 31,
        1997...........................  30,000
        1998...........................  25,000
        1999...........................  11,000
                                        -------
                                        $66,000
                                        =======

NOTE 4. INCOME TAXES

  No tax provision was required for the periods ended March 31, 1995, December 31, 1994, December 31, 1995 and December 31, 1996 as the Company incurred a loss or was able to utilize a net operating loss carryforward.

                      EXCO RESOURCES, INC.

  Deferred taxes resulted from differences between financial statement and tax bases of assets and liabilities as well as unused tax losses and credit carryforwards. Temporary differences and carryforwards that comprise deferred taxes were approximately as follows:


                                          December 31,   December 31,
                                              1995           1996
                                          ------------   ------------
Depreciation, depletion and
 amortization, including percentage
 depletion carryforwards..............    $     94,000   $    179,000
Allowance for doubtful accounts.......          13,000          7,000
Net operating loss carryforward.......       2,336,000      2,375,000
Investment tax credit carryforward....         135,000        122,000
                                           -----------    -----------
                                             2,578,000      2,683,000
Less: Valuation allowance.............      (2,578,000)    (2,683,000)
                                           -----------    -----------
                                           $         0    $         0
                                           ===========    ===========


  At December 31, 1996, the Company had net operating loss carryforwards and investment tax credit carryforwards of approximately $6,986,000 and $122,000, respectively, which may be applied against future taxable income. If unused, such carryforwards expire in varying amounts from 1997 to 2011. Due to the uncertainty of utilizing such carryforwards in future years, all of the deferred tax assets resulting from such carryforwards have been included in the valuation allowance.

NOTE 5. COMMON STOCK OPTIONS
  The Company applies APB opinion 25 in accounting for its fixed and performance-based stock compensation plans and disclosure requirements of SFAS 123. Accordingly, no compensation costs have been recognized for either of the plans.

  In August, 1994, the Company approved a stock option plan ("Plan"), whereby options may be granted to selected employees to purchase an aggregate of 400,000 shares of the Company's authorized common stock. Under the Plan, options to purchase shares will be granted at a price determined by the Company's stock option committee, but in no event will it be less than one hundred percent of the fair market value per share at the time of grant. The Plan terminates in August, 2004.

  In August, 1994, options to purchase 80,000 and 40,000 shares of common stock were granted to an officer/director under a non-qualified stock option agreement and an incentive stock option agreement, respectively. Under both of these agreements, the option price was $1.875 per share. Because the Plan and the related incentive stock option grant was not approved within one year of the Plan's adoption, the incentive stock option grant became a non-qualified option grant. These options were exercised in 1996 for $225,000. At December 31, 1996, options for 280,000 shares remained available for grant.

  In June 1996, the Company executed an employment agreement, which provided for the future grant of options to purchase an aggregate of 100,000 shares of common stock to an officer/director under a non-qualified stock option agreement. Under this agreement, as amended, the option price is $2.75 per share. This shares subject to this option will not vest until the Company is successful in raising a minimum of $9,000,000 in a registered public offering or is sold or acquired. The options would have a ten year term and would be exercisable in whole at any time beginning on the date of grant of the options.

  In July 1996, the Company approved an option plan for directors to receive options to purchase 100,000 shares each of common stock on the date that such directors were initially elected or appointed. Subsequent to December 31, 1996, such option plan was terminated without granting any options. In lieu of this plan, the Board granted each director an option to purchase 25,000 shares at an option price of $2.75 per share, the fair market value of the

                      EXCO RESOURCES, INC.

common stock at the date of grant. Options totaling 125,000 shares were granted to the Company's directors. The options automatically terminate 3 months after the optionee ceases to be a director, 12 months if due to permanent disability, 15 months after death or ten years after the option if granted.

  The following table sets forth stock option transactions for the year ended March 31, 1995, the nine months ended December 31, 1995 and the year ended December 31, 1996:

                                                                               Option Price
                                                            Number of      --------------------
                                                             Shares         Per share   Total
                                                            ---------      ----------  --------
Outstanding at March 31, 1994...........................           0                   $      0
Granted.................................................     120,000       $ 1.875      225,000
                                                            --------                   --------
Outstanding at March 31, 1995 and December 31, 1995.....     120,000                    225,000
Exercised...............................................    (120,000)                  (225,000)
                                                            --------                   --------
Outstanding at December 31, 1996........................           0                   $      0
                                                            ========                   ========



NOTE 6. RELATED PARTY TRANSACTIONS

  Certain directors of the Company, and the companies with which they are affiliated, participate in oil and gas joint ventures with the Company upon substantially the same terms and conditions as unrelated parties. In addition, the Company has purchased certain oil and gas prospects as well as drilling services and oil field supplies and services in the normal course of business from companies in which certain directors have financial interests. No significant purchases were made during the periods ended March 31, 1995, December 31, 1994, December 31, 1995 or December 31, 1996.

NOTE 7. COMMITMENTS AND CONTINGENCIES

  The Company leases office space under an operating lease that expired in November, 1996. Rent expense was approximately $36,000, $27,000, $32,000 and $41,000 for the year ended March
31, 1995, the nine months ended December 31, 1994 and December 31, 1995, and the year ended December 31, 1996, respectively. As of December 31, 1996, the Company leases office space on a month to month basis.

  The Company has entered into an employment agreement with Mr. Charles Gleeson for the position of President and Chief Executive Officer of the Company. The agreement provides for a minimum annual salary, adjusted for incentives, as determined by the Board of Directors for the period June 1, 1996 through June 1, 1999. The Company may terminate the employment agreement if the Company is unsuccessful in raising a minimum of $9,000,000 in a registered public offering.


NOTE 8. SIGNIFICANT CUSTOMERS

  The Company sells a portion of its oil and gas production to what is considered significant customers. During the periods ended March 31, 1995, December 31, 1994, December 31, 1995 and December 31, 1996, sales to significant customers accounted for 29%, 30%, 28% and 36%, respectively, of the Company's revenues.

                      EXCO RESOURCES, INC.

NOTE 9. ENVIRONMENTAL REGULATION

  Various Federal, state and local laws and regulations covering discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs of oil and gas exploration, development and production operations. It is not anticipated that the Company will be required in the near future to expend amounts material in relation to its total capital expenditure program by reason of environmental laws and regulations. Because such laws and regulations are constantly being changed, the Company is unable to predict the conditions and other factors, over which the Company does not exercise control, that may give rise to environmental liabilities.

NOTE 10. ABANDONED ACQUISITION AND FOURTH QUARTER ADJUSTMENTS

  In September 1996, the Company entered into a stock purchase agreement to acquire Taurus Energy Corp. (Taurus), a processor and marketer of natural gas. In addition, the Company initiated a public stock offering to raise the $35,000,000 necessary to complete the acquisition.

  In connection with these activities, the Company incurred and capitalized approximately $303,000 of legal, accounting and other costs. In the fourth quarter of 1996, the Company recognized the abandonment of the proposed Taurus acquisition and the Company canceled its planned public offering. As a result, the Company expensed the costs associated with the abandoned acquisition.

NOTE 11. OIL AND GAS COSTS

CAPITALIZED COST

  The Company's net investment in oil and gas producing properties was as follows (in thousands):



                                               March 31,       December 31,   December 31,
                                                 1995              1995           1996
                                             ------------      ------------   ------------
Capitalized cost of proved properties        $      5,444      $      5,488   $      5,243
Accumulated depreciation, depletion and
amortization                                       (4,576)           (4,717)        (4,532)
                                             ------------      ------------   ------------
Net capitalized costs                        $        868      $        771   $        711
                                             ============      ============   ============



COST INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION
AND DEVELOPMENT ACTIVITIES

  The following table sets forth costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures, for each of the respective periods (in thousands):

                                                        Nine
                                     Year Ended      Months Ended    Year Ended
                                     March 31,       December 31,   December 31,
                                       1995             1995           1996
                                   ------------      ------------   ------------
Inproved property acquisition      $         83      $          4   $          1
Proved property acquisition                  65                52              1
Exploration                                  12                37              0
Development                                  30                71             17
                                   ------------      ------------   ------------
                                   $        190      $        164   $         19
                                   ============      ============   ============


              SUPPLEMENTARY OIL AND GAS DISCLOSURES

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

                                      Crude Oil and Condensate (Barrels)                       Natural Gas (Mcf)
                                      ------------------------------------------   ----------------------------------------
                                                    Nine Months         Year                     Nine Months       Year
                                       Year ended       ended           ended       Year ended       ended         ended
                                       March 31,   December 31,    December 31,    March 31,    December 31,  December 31,
                                         1995           1995            1996          1995           1995          1996
                                      ----------    ------------    ------------   ----------    ------------  ------------
                                                  (in thousands)                          (in thousands)
Proved developed and undeveloped
  reserves at beginning of year......   225             237              148           2,187         2,851        4,957
Sale of proved reserves..............     0               0              (25)              0             0          (12)
Purchase of proved reserves..........     0               8                2             682         2,152          263
Revisions of previous estimates......    26             (91)              63             193            16         (222)
New discoveries and extensions.......     7              13                3               0           118            0
Production...........................   (21)            (19)             (22)           (211)         (180)        (224)
                                      -----            ----              ---           -----         -----        -----
Proved developed and undeveloped
  reserves at end of year............   237             148              169           2,851         4,957        4,762
                                      =====            ====              ===           =====         =====        =====
Proved developed reserves at end
   of year...........................   216             141              162           1,515         2,818        2,483
                                      =====            ====             ====           =====         =====        =====




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

     Ten percent (10%) discount: Future net cash flows from oil and gas production for March 31, 1995, December 31, 1995 and
     December 31, 1996, have been discounted at ten percent (10%).

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

    STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
             RELATING TO PROVED RESERVES (UNAUDITED)
                         (in thousands)



                                              March 31,     December 31,   December 31,
                                                1995            1995           1996
                                              ---------     ------------   ------------
Future estimated cash inflows.........        $   8,002     $  11,572      $  20,296
Future estimated production and
  development costs...................            3,349         4,693          5,650
                                              ---------     ---------      ---------
Future estimated net cash flows.......            4,653         6,879         14,646
Discount to reduce estimated
  net cash flows to present value.....            1,535         2,874          6,327
                                              ---------     ---------      ---------
Standardized measure of discounted
  future net cash flows relating to
  proved reserves......................       $   3,118     $   4,005      $   8,319
                                              =========     =========      =========


          SUMMARY OF CHANGES IN STANDARDIZED MEASURE OF
            DISCOUNTED FUTURE NET CASH FLOWS RELATING
                 TO PROVED RESERVES (UNAUDITED)
                         (in thousands)



                                                                                Nine Months
                                                             Year Ended             Ended        Year Ended
                                                              March 31,          December 31,   December 31,
                                                                1995                 1995           1996
                                                             ----------          ------------   ------------
Changes in discounted net cash flows:
  Increases (decreases):
  Additions to proved reserves resulting from
   extensions and discoveries less related costs.........    $     75            $     194      $     47
  Purchases of proved reserves...........................         349                1,437           142
  Accretion of discount..................................         296                  234           400
  Sales of oil and gas, net of production costs
      of $404, $333, and $429, respectively..............        (222)                (227)          (443)
  Revisions of previous estimates:
     Changes in prices and production costs..............        (537)                 136          3,980
     Changes in quantities...............................         196                 (887)           319
  Sales of proved reserves...............................           0                    0           (131)
  Other..................................................           0                    0              0
                                                             --------            ---------      ---------
Net increase.............................................         157                  887          4,314
Beginning of year........................................       2,961                3,118          4,005
                                                             --------            ---------      ---------
End of year..............................................    $  3,118            $   4,005      $   8,319
                                                             ========            =========      =========


                    MINERAL DEVELOPMENT, INC.

                           SCHEDULE II
         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




                                                             Additions
                                              Balance at     charged to                     Balance
                                              beginning      costs and       Other          at end
     Description                               of year       expenses       changes         of year
----------------------------------------     -----------    -----------    ----------     -----------
Year ended March 31, 1995:
  Allowance for doubtful accounts            $    31,830    $         -    $         -    $    31,830
                                             ===========    ===========    ===========    ===========

Reserve for deferred tax assets              $ 2,400,000    $    76,000    $         -    $ 2,476,000
                                             ===========    ===========    ===========    ===========

Nine months ended December 31, 1995:
  Allowance for doubtful accounts            $    31,830    $     6,500    $    (1,274)*  $    37,056
                                             ===========    ===========    ===========    ===========

Reserve for deferred tax assets              $ 2,476,000    $   102,000    $         -    $ 2,578,000
                                             ===========    ===========    ===========    ===========

Year ended December 31, 1996:
  Allowance for doubtful accounts            $    37,056    $     1,961    $   (19,126)*  $    19,891
                                             ===========    ===========    ===========    ===========

Reserve for deferred tax assets              $ 2,578,000    $   105,000    $         -    $ 2,683,000
                                             ===========    ===========    ===========    ===========

* Doubtful accounts written-off.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors
---------

     The directors of the Company at April 10, 1997, were as follows:



                                                                                             Year First
          Name                Age       Current Offices(s) Held                           Elected Director
     -------------------      ---       -----------------------                           ----------------
     David N. Fitzgerald      74        Chairman of the Board (1)                             1993(2)
     Charles W. Gleeson       55        President, Chief Executive Officer and Director       1996
     Glenn L. Seitz           40        Treasurer and Director                                1988
     Richard D. Collins       64        Secretary and Director(1)                             1993(3)
     William R. Granberry     55        Director                                              1994


_______________
(1)  Member of Stock Option Committee.
(2)  Mr. Fitzgerald served as a Director of the Company from 1977 to 1985.
(3)  Mr. Collins served as a Director of the Company from 1976 to
     1985.


     Mr. Fitzgerald has been Chairman of the Board since January 1996. From January 1996 until May 1996, Mr. Fitzgerald was also Chief Executive Officer and President of the Company. Mr. Fitzgerald was Chairman of the Board of Directors of the Company from October 1993 to August 1994. Mr. Fitzgerald is President of Dave Fitzgerald, Inc. and Exit Oilfield Equipment, Inc. and until 1991 was President of Oil Patch Sales and Rentals, Inc., all privately held oilfield investment and equipment companies. He is currently also a director of TMBR/Sharp Drilling, Inc., an independent drilling company.

     Mr. Gleeson has been President and Chief Executive Officer of the Company since June 1996, and has been a director of the Company since July 1996. Mr. Gleeson was an independent oil and gas consultant from 1995 to May 1996. From 1991 to 1995, Mr. Gleeson held various executive positions with Parker & Parsley Petroleum Co. ("P&P"), an independent oil and gas company, including Senior Vice President, Vice President -- Gas Processing, President of Parker & Parsley Gas Processing Co., Managing Director of Bridge Oil Ltd. (P&P's Australian subsidiary) and Senior Vice President -- Permian Production Region. Mr. Gleeson was Vice President -- Production of Damson Oil Company, an independent oil and gas company, from 1983 to 1991. Mr. Gleeson is a Registered Petroleum Engineer in the states of California, New Mexico, Oklahoma and Texas. He has served as a Director of the Society of Petroleum Engineers and the Gas Processors Association.

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

     Mr. Collins has been a Director of the Company since October 1993 and Secretary of the Company since May 1994. Mr. Collins was Treasurer of the Company from May 1994 to October 1994. Mr. Collins has been an independent financial consultant for the last nine years as well as an investor in several private companies. Since February 1994, Mr. Collins has been a director of International Star Resources, Ltd., a company listed on the

Vancouver Stock Exchange.  From 1976 to 1984, he served as
President, Chief Financial Officer and Director of the Company.
Mr. Collins is a certified public accountant.

     Mr. Granberry joined the Company in August 1994 as Chairman of the Board and Chief Executive Officer of the Company, positions he held until December 1995 at which time he resigned to become President of Tom Brown, Inc., a publicly traded oil and gas exploration and production company in Midland, Texas. Mr. Granberry remains a Director of the Company. Mr. Granberry was President of the Company from October 1994 December 1995. Previously, he was Vice President of PG&E Resources Company, an independent oil and gas company, from May 1989 to July 1994. From September 1985 to May 1989, Mr. Granberry was a General Manager for John H. Hill, an independent oil operator, and from August 1981 to August 1985 he was Vice President of Production for Tom Brown, Inc., an independent oil and gas company. Mr. Granberry held various positions with Amoco Production Company from 1966 to 1981, and concluded his employment as Division Production Manager. In January 1995, Mr. Granberry became a director of Tom Brown, Inc.

Executive Officers

     The executive officers of the Company at April 10, 1997, were as follows:

     Name                Age         Current Offices(s) Held
------------------       ---       -----------------------------
Charles W. Gleeson        55       President and Chief Executive
                                   Officer
Glenn L. Seitz            40       Treasurer
Richard D. Collins        64       Secretary

     The term of each director and executive officer expires at the annual meeting of shareholders and directors, respectively, or at such times as their respective successors are duly elected and qualified. If a director should be disqualified or is unable to serve as a director, the vacancy so arising may be filled by the Board of Directors for the unexpired portion of the term.


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

     The table below includes compensation paid by the Company for services rendered during the fiscal year ended December 31, 1996, the nine month transition period ended December 31, 1995 and the fiscal year ended March 31, 1995 to the named individuals. None of the other executive officers of the Company had total salary and bonus in excess of $100,000 during the any such period.


                                                                                                    Long Term
                                                                                               Compensation Awards
                                                                                          ------------------------------
                                                                        Annual            Securities          Restricted
                                                                      Compensation        Underlying            Stock
Name and Principal Position                  Period Ended               Salary ($)        Options (#)          Awards(#)
-------------------------------              ------------             ------------        -----------         ----------
Charles W. Gleeson,
  President and Chief Executive
  Officer (1)                                December 31, 1996        $  81,667(2)              0             2,000(3)

William R. Granberry,
  Chairman of the Board and                  December 31, 1995(5)     $ 117,000                 0                 0
  Chief Executive Officer (4)                March 31, 1995              92,696           120,000                 0

________________
(1)  Mr. Gleeson was elected to these positions in June 1996.
(2)  Represents seven months of compensation.



(3) Represents shares granted under Director Plan in payment of Annual Director Fee for the last two fiscal quarters of 1996.
(4)  Mr. Granberry held these positions from August 1994 to May
     1996.
(5)  Represents nine month transition period.


Director Plan
-------------

     GENERAL. On May 17, 1996, the Board of Directors adopted, and on July 11, 1996, the shareholders approved and ratified, the Company's 1996 Director Plan (the "Director Plan"). The purpose of the Director Plan is to attract and retain qualified and competent directors upon whose efforts and judgment the success of the Company is largely dependent, and to stimulate the active interest of these persons in the development and financial success of the Company by providing for stock ownership in the Company. In furtherance of this purpose, the Director Plan provided for the payment of an Annual Director Fee (as defined below) and the grant of nonincentive stock options ("Director Options") to purchase Common Stock to all of the directors of the Company. Under the Director Plan, the maximum number of shares of Common Stock that may be issued in consideration of the Common Stock component of the Annual Director Fee or subject to Director Options is 1,000,000 shares. If any Director Option granted terminates, expires or is canceled or surrendered as to any shares of Common Stock, such shares will thereafter be available for the payment of the Common Stock component of the Annual Director Fee and for the granting of Director Options.

     ADMINISTRATION. To the extent any administration is required, the Director Plan will be administered by the Board. The Director Plan grants the Board authority to adopt any rules or regulations deemed necessary for carrying out the purpose of the Director Plan.

     ANNUAL DIRECTOR FEE. As initially adopted, the Director Plan provided that each director would receive an annual director fee of $12,000 to be paid 50% in cash and 50% in Common Stock (the "Annual Director Fee"). The Annual Director Fee was to be payable in four equal quarterly amounts on the first business day following the end of each fiscal quarter beginning with the fiscal quarter ended September 30, 1996. For purposes of payment of the Common Stock component of the Annual Director Fee, the value of the Common Stock is the fair market value of the Common Stock on the first business day following the end of each fiscal quarter. In November 1996, the Board amended the Director Plan to provide that the Annual Director Fee would be paid in stock and that it would only be paid for the last two quarters of fiscal 1996. No other Annual Director Fees will be payable with the Director Plan.

     TERMS OF OPTION. The Director Plan initially provided that a Director Option to purchase 100,000 shares of Common Stock would automatically be granted to each director on a nondiscriminatory basis on the date the director is initially elected or appointed as a director of the Company. Each Director Option was to vest in four equal amounts of 25,000 shares per year over four years, provided that no shares subject to a Director Option would vest in any fiscal year in which the director attended less than 75% of the Board meetings held for that fiscal year. In the event a director ceased to serve as such for any reason, the unvested shares subject to the Director Option would not accelerate, and the Director Option would be exercisable only for the number of shares that vested prior to the director ceasing to serve as a director of the Company. A Director Option would automatically expire on the tenth anniversary of the date of grant. The option price per share for all Director Options was required to be equal to 100% of the fair market value per share of the Common Stock on the date of grant.

     TERMINATION OF DIRECTOR PLAN/OPTION GRANTS. In April 1997, the Directors terminated the Director Plan without the granting of any automatic options thereunder. In lieu of the Director Plan automatic grants, the Board granted each Director an option to purchase 25,000 shares at an option exercise price of $2.75 per share, the fair market of the Common Stock on the date of grant. Options to purchase an aggregate of 125,000 shares were granted to the Company's directors. These options are not assignable or transferable other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order. During the lifetime of an optionee, the options are exercisable only by the optionee, his guardian or legal representative. In the event that the number of issued and outstanding shares of Common Stock are increased or decreased as a result of a stock dividend, stock split or any other recapitalization, appropriate adjustments will be made to the number of shares and the option price of any outstanding options. In the event of a merger, consolidation or any other reorganization of the Company, appropriate substitution will be made for the stock subject to each option then outstanding. The unexpired portion of each option will terminate automatically and without notice on the date of the earliest to occur of the following: (i) three months after the date that the optionee ceases to be a director, except for reason of death or permanent disability, (ii) fifteen months after the date the director ceases to be a director by reason of death or six months after the director dies if such death occurred during the three month period described in (i), (iii) twelve months after the date the director ceases to be a director by reason of permanent disability, or (iv) ten years from the date of grant of the option.

Stock Option Plan
-----------------

  GENERAL. On August 28, 1994, the Board of Directors of the Company adopted, and on July 11, 1996, the shareholders approved and ratified, the Company's Stock Option Plan (the "Stock Option Plan"). The purpose of the Stock Option Plan is to promote the interests of the Company and its shareholders by attracting, retaining and stimulating the performance of selected employees and giving such employees the opportunity to acquire a proprietary interest in the Company and an increased personal interest in the Company's continued success and progress. The Stock Option Plan provides for the grant of incentive stock options ("ISOs"), under
Section 422 of the Code, and the grant of nonqualified stock options that do not qualify under Section 422 of the Code ("NQSOs"). Under the terms of the Stock Option Plan, 400,000 shares of Common Stock were reserved for the granting of options under the Stock Option Plan. At December 31, 1996, options to purchase 280,000 shares remained available for granting under the Stock Option Plan. Stock issued under the Stock Option Plan may be newly issued or treasury shares. If any option granted under the Stock Option Plan expires or terminates for any reason without having been exercised in full, new options may thereafter be granted covering such shares.

  ADMINISTRATION. The Stock Option Plan is administered by a committee (the "Option Plan Committee") of two outside members of the Board, David N. Fitzgerald and Richard D. Collins. The
Stock Option Plan grants broad authority to the Option Plan Committee to grant options to any regular salaried officer or key employee of the Company and its affiliates, to determine the number of shares subject to options and the exercise price of the options and to provide for other option features such as the date of grant, the appropriate exercise periods and methods of exercise and requirements regarding the vesting of options.

  TERMS OF OPTIONS. The option price per share with respect to ISOs is determined by the Option Plan Committee, but shall in no instance be less than 100% of the fair market value of the Common Stock on the date of grant, or 110% of the fair market value with respect to any ISO issued to a holder of 10% or more of the Company's shares.
There is no price requirement for NQSOs, other than the option price must exceed the par value of the Common Stock. The Option Plan Committee specifies the methods of exercise of options, with attention being given to compliance with appropriate securities laws and regulations. The
Stock Option Plan permits the use of already owned Common Stock as payment for the exercise price of options. The duration of options granted under the Stock Option Plan cannot exceed ten years (five years with respect to a holder of 10% or more of the Company's shares in the case of an ISO). Options granted under the Stock Option Plan are not assignable or transferable, other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order. During the lifetime of an optionee, the options granted under the Stock Option Plan are exercisable only by the optionee or his or her guardian or legal representative.

  ADJUSTMENTS. The Option Plan Committee may make such adjustments in the option price and the number of shares covered by outstanding options that are required to prevent any dilution or enlargement of the rights of the holders of such options that would otherwise result from any reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, consolidation, issuance of rights or any other change in the capital structure of the Company. The Option Plan Committee may also make such adjustments in the aggregate number of shares subject to options that are appropriate to reflect any transaction or event described in the preceding sentence.

  AMENDMENT AND TERMINATION. The Board of Directors may at any time suspend or terminate the Stock Option Plan or may amend it from time to time in such respects as the Board of Directors may deem advisable in order that the options granted thereunder may conform to any changes in the law or in any other respect that the Board of Directors may deem to be in the best interests of the Company; provided, however, that without approval by the shareholders of the Company voting the proper percentage of its voting power, no such amendment shall make any change in the Stock Option Plan for which shareholder approval is required of the Company in order to comply with

(i) Rule 16b-3, as amended, promulgated under the Exchange Act,
(ii) the Code or regulatory provisions dealing with ISOs, or (iii) any other applicable rule or law. Unless sooner terminated, the Stock Option Plan shall terminate on August 29, 2004. Except in connection with satisfaction of withholding requirements of any federal, state or local withholding tax, no amendment, suspension or termination of the Stock Option Plan shall, without an optionee's consent, impair or negate any of the rights or obligations under any option theretofore granted to such optionee under the Stock Option Plan.

Stock Option Grants
-------------------

     STOCK OPTION GRANTS. The following table provides information related to options granted to the named individuals during the fiscal year ended December 31, 1996.

                                                   Individual Grants
                                             ------------------------------
                                             Number of            % of
                                             Securities           Total               Exercise
                                             Underlying           Options             or Base
                                              Options            Granted to            Price        Expiration
     Name             Period Ended            Granted            Employees            ($/Sh)           Date
------------------  -----------------        ----------          ----------          --------       -----------
Charles W. Gleeson  December 31, 1996           0                   N/A                 N/A            N/A


_______________
(1)  Represents nine month transition period.


     STOCK OPTION EXERCISED AND FISCAL YEAR END STOCK OPTION VALUES. The following table provides certain information concerning the number and value of shares of Common Stock acquired upon the exercise of stock options by the named individuals during the fiscal year ended December 31, 1996 and value of stock options held during at the end of such period.





                                                                     Number of Securities           Value of Unexercised
                                   Shares                           Securities Underlying               In-the Money-
                                   Acquired                         Unexercised Options(#)              Options($)(1)
                                   Upon           Value          ----------------------------  ----------------------------
     Name           Period Ended   Exercise(#)    Realized($)    Exercisable    Unexercisable  Exercisable    Unexercisable
------------------  ------------   -----------    -----------    -----------    -------------  -----------    -------------
Charles W. Gleeson    12/31/96          0             N/A             0              0              N/A             N/A

____________________
(1)  Market value of the underlying Common Stock at December 31,
     1996, minus exercise price.



Employment Contracts
---------------------

     On August 23, 1994, the Company entered into an employment agreement with William R. Granberry for Mr. Granberry to serve as Chairman of the Board, President and Chief Executive Officer of the Company for a two-year term. The employment agreement provided, among other things, for an annual base salary of $156,000 and the grant of stock options under the Company's Stock Option Plan to purchase up to 120,000 shares of Common Stock. The employment agreement grants certain transferable piggyback registration rights with respect to all shares of Common Stock that Mr. Granberry or certain transferees from time to time beneficially own even after termination of Mr. Granberry's employment. All costs of registration rights will be borne by the Company, and the Company agreed to indemnify Mr. Granberry with respect to certain losses, claims, damages and liabilities arising from such registration. During the term of the employment agreement and thereafter without limitation of time, the Company is required to indemnify and advance expenses to Mr. Granberry to the fullest extent permitted by the laws of the State of Texas from time to time in effect. Mr. Granberry resigned as Chairman of the Board, President and Chief Executive Officer of the Company effective December 31, 1995. Mr. Granberry still serves as a director.

     In April 1996, the Company entered into an employment agreement with Charles W. Gleeson to serve as President and Chief Executive Officer of the Company. The agreement provides for a three-year term, subject to extension upon mutual agreement of the parties; provided, however, the employment agreement originally provided that it would not become effective until the Company was successful in raising at least $9,000,000 of capital in a registered public offering (the "Funding Condition"). Beginning with the 1996 Annual Meeting and during the employment term, the Company is required to cause Mr. Gleeson to be nominated for election as a director at each annual or applicable special meeting of shareholders of the Company, and the Company is required to use its best efforts, consistent with its fiduciary responsibilities to the shareholders, to cause the election of Mr. Gleeson as a director. The employment agreement has been amended to provide that it is effective, but that the Board may terminate it at any time if the Company has not satisfied the Funding Condition. The employment agreement is subject to early termination as provided therein, including termination by the Company for "cause" (as defined in the employment agreement) or termination by Mr. Gleeson for "good reason upon change of control" (as defined in the employment agreement). The employment agreement provides for an annual base salary of $140,000 and such bonuses or other discretionary compensation as the Board may determine. In addition, the employment agreement provides, among other things, for expense reimbursement and, as amended, the grant of stock options to purchase up to 100,000 shares of Common Stock for an exercise price of $2.75 per share. This stock option has a ten year term, but will only vest upon the satisfaction of the Funding Condition or upon the sale of the Company.

     The employment agreement provides that if at any time within twelve months of a change of control, the Company terminates the employment agreement without cause or if Mr. Gleeson resigns for "good reason upon change of control," Mr. Gleeson will be entitled to, within 45 days of the severance of employment, a lump-sum payment equal to his base salary for the unexpired term of his employment agreement. A "change of control" is deemed to have occurred if (i) more than 30% of the combined voting power of the Company's then outstanding securities is acquired, directly or indirectly, by any person or entity, or (ii) at any time during the 24-month period commencing after a tender offer, merger, consolidation, sale of assets or contested election, or any combination of such transactions, individuals who at the beginning of each period constitute at least a majority of the Company's Board of Directors cease to be "continuing directors" (meaning directors of the Company who either were directors prior to such transaction or who subsequently became directors and whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least two-thirds of the directors then still in office who were directors prior to such transaction),
(iii) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 60% of the total voting power represented by the voting securities of the Company or such surviving entity which are outstanding immediately after such merger or consolidation, or (iv) the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement of sale or disposition by the Company of all or substantially all of the Company's assets.

Certain Transactions
--------------------

     During August 1994, the Company sold an aggregate of 20,000 shares of its Common Stock to David N. Fitzgerald, a director, for a price of $2.50 per share and 40,000 shares of its Common Stock to William Granberry, former Chairman of the Board, Chief Executive Officer and President, for a price of $1.875 per share.

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

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL
          HOLDERS

     The following table and notes thereto set forth certain information as of April 10, 1997 with respect to the shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director and (iii) all current directors and executive officers of the Company as a group.


                                                        Shares of Common Stock
                                                         Beneficially Owned(1)
                                                       ------------------------
     Name and Address of Beneficial Owner               Number        Percent(2)
     ------------------------------------              ---------      ---------
     Richard D. Collins                                 60,199(3)        7.3%
       4406 Airport Freeway
       Fort Worth, Texas 76117

     David N. Fitzgerald                               170,479(4)       20.5%
       3105 Seaboard
       Midland, Texas  79705

     Charles W. Gleeson                                 27,000(5)        3.3%
       9400 N. Central Expressway, Suite 1209
       Dallas, Texas 75231

     William R. Granberry                              107,000(6)       12.9%
       508 W. Wall, Suite 500
       Midland, Texas  79702

     Glenn L. Seitz                                    123,739(7)       14.5%
       9400 N. Central Expressway, Suite 1209
       Dallas, Texas 75231

     All current directors and executive officers
       as a group (5 persons)                          488,417(8)       51.1%


______________
(1)  Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange
     Act. Unless as otherwise indicated, all shares are owned
     directly, and each person has sole voting and investment power with respect to the shares reported.

(2) The percentage of Common Stock indicated is based on 805,300 shares of Common Stock issued and outstanding at April 10, 1997.

(3) Includes 25,000 shares that Mr. Collins can acquire within 60 days upon exercise of a stock option.

(4) Includes 25,000 shares that Mr. Fitzgerald can acquire within 60 days upon exercise of a stock option. Also includes 9,125 shares held by Frances Fitzgerald, Mr. Fitzgerald's wife, 20,425 shares held by Dave Fitzgerald, Inc., a company of which Mr. Fitzgerald is president, and 4,612 shares held by Sunsuzli, Ltd., a limited partnership of which Mr. Fitzgerald is the general partner.

(5) Includes 25,000 shares that Mr. Gleeson can acquire within 60 days upon exercise of a stock option. Does not include
     100,000 shares that Mr. Gleeson may be able to acquire if and when an option granted pursuant to his Employment Agreement vests. See "Executive Compensation - Employment Contracts."

(6) Includes 25,000 shares that Mr. Granberry can acquire within 60 days upon exercise of a stock option.



(7) Includes 50,000 shares that Mr. Seitz can acquire within 60 days upon exercise of an option.

(8) Includes 150,000 shares that the directors and officer can acquire within 60 days upon exercise of an option. Does not include 100,000 shares that Mr. Gleeson may be able to acquire if and when an option granted pursuant to his Employment
     Agreement vests.  See "Executive Compensation - Employment
     Contracts."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Section 16(a) Reporting
-----------------------

     Paragraph Section 16(a) of the Exchange Act, requires the
Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations, except for Charles W. Gleeson who filed one late report consisting of his initial Form 3, during the fiscal year ended December 31, 1996, all
Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were complied with.



                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS ON
          FORM 8-K

(A)  DOCUMENTS FILED AS PART OF REPORT

1.   Financial Statements                                          Page
     (included in Item 8 at the page indicated)                    ----

     Independent Auditor's Report...................................21

     Balance sheets at December 31, 1996 and 1995
     and March 31, 1995.............................................22

     Statements of operations for the fiscal year
     ended December 31, 1996, the nine months ended
     December 31, 1995 and the fiscal year ended
     March 31, 1995.................................................23

     Statements of changes in stockholders' equity
     for the fiscal year ended December 31, 1996,
     the nine months ended December 31, 1995 and
     the fiscal year ended March 31, 1995...........................24

     Statements of cash flows for the fiscal year
     ended December 31, 1996, the nine months ended
     December 31, 1995 and the fiscal year ended
     March 31, 1995.................................................25

     Notes to financial statements..................................26

     Supplementary Oil and Gas Disclosures (unaudited)..............32

2.   Financial Statement Schedules

     The following financial statement schedule is included in this report at the page indicated. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the Financial Statements or notes thereto.

     Valuation and qualifying accounts and
     reserves ("Schedule II").......................................35


3.   Exhibits:

     3.1       Restated Articles of Incorporation of the Company
               (filed herewith)

     3.2       Bylaws of the Company, as amended (filed herewith)

     10.1 Loan Agreement, dated August 27, 1996, by and between the Company and Comerica Bank - Texas and related Demand Note (filed herewith)

     10.2      Mineral Development, Inc. Stock Option Plan
               (Exhibit 10.2)*; First Amendment to Mineral
               Development, Inc. Stock Option Plan (Exhibit
               10.2)**

     10.3      Incentive Stock Option Agreement, dated August 29,
               1994, by and between the Company and William R.
               Granberry (Exhibit 10.3)*

     10.4      Nonqualified Stock Option Agreement, dated August
               29, 1994, by and between the Company and William R.
               Granberry (Exhibit 10.4)*

     10.5 Employment Agreement, dated as of August 23, 1994, by and between the Company and William R. Granberry
               (Exhibit 10.5)*



     10.6 Employment Agreement, dated as of April 17, 1996, by and between the Company and Charles W. Gleeson
               (Exhibit 10.6)**

     10.7      EXCO Resources, Inc. 1996 Director Plan (Exhibit
               10.3)*** as amended November 15, 1996 (filed herewith)

     27.1      Financial Data Schedule (filed herewith)


*    Filed as the Exhibit shown in parenthesis to the Company's
     Annual Report on Form 10-K for the fiscal year  ended March
     31, 1995.

**   Filed as the Exhibit shown in parentheses to the Company's
     Annual Report on Form 10-K for the nine month transition period ended December 31, 1995.

***  Filed as the Exhibit shown in parentheses to the Company's
     Quarterly Report on Form 10-Q for the fiscal quarter ended
     June 30, 1996.


(b)  REPORTS ON FORM 8-K

     During the last quarter of the fiscal year ended December 31, 1996 and the Company's first quarter ended March 31, 1997, the Company filed one Current Report on Form 8-K, dated January 15,
1997, relating to the abandonment of the proposed acquisition of Taurus Energy Corp.



                           Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas, Texas on the 15th of April, 1997.

                              EXCO RESOURCES, INC.


                              By:  /s/ Charles W. Gleeson
                                   -------------------------
                                   Charles W. Gleeson,
                                   President and Chief Executive
                                   Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     April 15, 1997                /s/ David N. Fitzgerald
                                   ------------------------------
                                   David N. Fitzgerald
                                   Chairman of the Board


     April 15, 1997                /s/ Charles W. Gleeson
                                   ------------------------------
                                   Charles W. Gleeson
                                   President, Chief Executive
                                   Officer and Director
                                   (Chief Executive Officer)


     April 15, 1997                /s/ Glenn L. Seitz
                                   ------------------------------
                                   Glenn L. Seitz
                                   Treasurer and Director
                                   (Chief Financial and Accounting
                                   Officer)


     April 15, 1997                /s/ Richard D. Collins
                                   ------------------------------
                                   Richard D. Collins
                                   Secretary and Director


     April 15, 1997                /s/ W.R. Granberry
                                   ------------------------------
                                   W. R. Granberry,
                                   Director



INDEX TO EXHIBITS

Exhibit
   No.         Item
---------      ----

3.1            Restated Articles of Incorporation of the Company
               (filed herewith)

3.2            Bylaws of the Company, as amended (filed herewith)

10.1 Loan Agreement, dated August 27, 1996, by and between the Company and Comerica Bank - Texas and related Demand Note (filed herewith)

10.2           Mineral Development, Inc. Stock Option Plan
               (Exhibit 10.2)*; First Amendment to Mineral
               Development, Inc. Stock Option Plan (Exhibit
               10.2)**

10.3           Incentive Stock Option Agreement, dated August 29,
               1994, by and between the Company and William R.
               Granberry (Exhibit 10.3)*

10.4           Nonqualified Stock Option Agreement, dated August
               29, 1994, by and between the Company and William R.
               Granberry (Exhibit 10.4)*

10.5 Employment Agreement, dated as of August 23, 1994, by and between the Company and William R. Granberry
               (Exhibit 10.5)*

10.6 Employment Agreement, dated as of April 17, 1996, by and between the Company and Charles W. Gleeson
               (Exhibit 10.6)**

10.7           EXCO Resources, Inc. 1996 Director Plan (Exhibit
               10.3)*** as amended November 15, 1996 (filed herewith)

27.1           Financial Data Schedule (filed herewith)

-----------------------

*    Filed as the Exhibit shown in parenthesis to the Company's
     Annual Report on Form 10-K for the fiscal year  ended March
     31, 1995.

**   Filed as the Exhibit shown in parentheses to the Company's
     Annual Report on Form 10-K for the nine month transition period ended December 31, 1995.

***  Filed as the Exhibit shown in parentheses to the Company's
     Quarterly Report on Form 10-Q for the fiscal quarter ended
     June 30, 1996.


