Form 10-Q
period 1997-03-31
EXCO RESOURCES INC
filed 1997-05-15
CIK 316300

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 1997

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

          9400 N. Central Expressway,
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

                        YES   X      NO
                            -----       -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1997.

         Class:  Common stock, par value $0.01 per share
         Outstanding at April 30, 1997:  805,300 shares

                      EXCO RESOURCES, INC.
               (formerly MINERAL DEVELOPMENT, INC.

                              INDEX


                                                            Page
                                                           Number
                                                           ------
Part I.   Financial Information:
-------   ---------------------

Item 1.   Financial Statements                                2

          Condensed Balance Sheets - March 31, 1997
          and December 31, 1996 (Unaudited)                   2

          Condensed Statements of Operations
          Three Months Ended March 31, 1997 and 1996
          (Unaudited)                                         3

          Condensed Statements of Cash Flows - Three
          Months Ended March 31, 1997 and 1996 (Unaudited)    4

          Notes to Financial Statements                       5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8

Part II.  Other Information:
--------  -----------------

Item 6.   Exhibits and Reports on Form 8-K                   10

Signatures                                                   10

                 Part I.  Financial Information
                  Item 1. Financial Statements

                      EXCO RESOURCES, INC.
              (formerly MINERAL DEVELOPMENT, INC.)
              CONDENSED BALANCE SHEETS (UNAUDITED)

                                                              March 31,         December 31,
                                                                1997                1996
                                                            ------------        ------------
                                        ASSETS
                                        ------
CURRENT ASSETS:
  Cash                                                      $     99,000        $     46,000
  Accounts receivable                                            328,000             326,000
  Other                                                                0               1,000
                                                            ------------        ------------
     TOTAL CURRENT ASSETS                                        427,000             373,000

PROPERTY AND EQUIPMENT, AT COST:
  Undeveloped oil and gas properties                              55,000              55,000
  Proved developed oil and gas properties, based on
    successful efforts method                                  5,182,000           5,243,000
  Office and field equipment                                     375,000             375,000
                                                            ------------        ------------
                                                               5,612,000           5,673,000
  Allowance for depreciation, depletion and amortization      (4,802,000)         (4,803,000)
                                                            ------------        ------------
                                                                 810,000             870,000
                                                            ------------        ------------
                                                            $  1,237,000        $  1,243,000
                                                            ============        ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                          $    390,000        $    352,000
  Joint interest prepayments                                      20,000              31,000
  Revenues and royalties payable                                 121,000              95,000
  Current portion of long-term debt                               31,000              30,000
  Note payable                                                   125,000             150,000
                                                            ------------        ------------
     TOTAL CURRENT LIABILITIES                                   687,000             658,000

LONG TERM DEBT, LESS CURRENT PORTION                              27,000              36,000

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 25,000,000 shares
    authorized, 805,300 shares issued and
    outstanding (Note 3)                                           8,000               8,000
  Capital in excess of par value                               9,118,000           9,118,000
  Deficit                                                     (8,603,000)         (8,577,000)
                                                            ------------        ------------
TOTAL STOCKHOLDERS' EQUITY                                       523,000             549,000
                                                            ------------        ------------
                                                            $  1,237,000        $  1,243,000
                                                            ============        ============


         See accompanying notes to financial statements.


                      EXCO RESOURCES, INC.
              (formerly MINERAL DEVELOPMENT, INC.)
         CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                          Three Months Ended
                                                               March 31,
                                                       ----------------------
                                                          1997           1996
                                                       ---------      ---------
REVENUES:
     Oil and gas                                       $ 219,000      $ 220,000
     Management fees and other                            50,000         53,000
                                                       ---------      ---------
                                                         269,000        273,000

COSTS AND EXPENSES
     Oil and gas production costs                         99,000        108,000
     Depreciation, depletion and amortization             28,000         29,000
     General and administrative                          145,000        100,000
     Interest                                              5,000          6,000
     Loss on disposition of properties                    18,000              0
                                                       ---------      ---------
                                                         295,000        243,000
                                                       ---------      ---------

NET INCOME (LOSS)                                      $ (26,000)     $  30,000
                                                       =========      =========

INCOME (LOSS) PER COMMON SHARE                         $    (.03)     $     .04
                                                       =========      =========

Weighted average shares outstanding (Note 2)             805,300        675,000


         See accompanying notes to financial statements.


                      EXCO RESOURCES, INC.
              (formerly MINERAL DEVELOPMENT, INC.)
         CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                            Three Months Ended
                                                                                 March 31,
                                                                      --------------------------
                                                                          1997           1996
                                                                      -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                                $   (26,000)   $    30,000
     Adjustments to reconcile net income (loss) to net cash provided
      (used) by operating activities:
          Depreciation, depletion and amortization                         28,000         29,000
          Loss on disposition of property and equipment                    18,000              0
          Net (increase) decrease in:
             Accounts receivable                                            2,000         (8,000)
             Other current assets                                           1,000         (8,000)
          Net increase (decrease) in accounts payable and other
             current liabilities                                           53,000       (248,000)
                                                                      -----------    -----------
     Net cash provided (used) by operating activities                      76,000       (205,000)

Cash flows from investing activities:
     Additions to property and equipment                                  (25,000)        (8,000)
     Proceeds from disposition of property and equipment                   35,000              0
                                                                      -----------    -----------
     Net cash provided (used) by investing activities                      10,000         (8,000)

Cash flows from financing activities:
     Payments on long-term debt                                            (8,000)        (7,000)
     Payments on note payable                                             (25,000)             0
     Proceeds from issuance of common stock                                     0        225,000
                                                                      -----------    -----------
     Net cash provided (used) by financing activities                     (33,000)       218,000
                                                                      -----------    -----------

Net increase in cash                                                       53,000          5,000

Cash at beginning of year                                                  46,000        221,000
                                                                      -----------    -----------
Cash at end of period                                                 $    99,000    $   226,000
                                                                      ===========    ===========

Supplemental information:
     Interest paid                                                    $     5,000    $     6,000
                                                                      ===========    ===========

     Federal income tax paid                                          $         0    $         0
                                                                      ===========    ===========


         See accompanying notes to financial statements.



                      EXCO RESOURCES, INC.
              (formerly MINERAL DEVELOPMENT, INC.)

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1997


1 -  Statement by Management Concerning Interim Financial
     Information
---------------------------------------------------------

     The financial information included herein is unaudited and does not include all information and footnotes required by generally accepted accounting principles for complete financial statements; however, such information reflects all adjustments
(consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results of operation for the interim period. It is recommended that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2 - Income Per Common Share
---------------------------

     The Income per common share was computed by dividing the net income for each period by the weighted average number of common shares outstanding during the quarter. Common stock options are not considered to be common stock equivalents as their effect would be anti-dilutive. The weighted average number of common shares outstanding during the period were retroactively restated to give effect to the one-for-five reverse stock split effective
July 19, 1996.


3 - Changes in Stockholders' Equity
-----------------------------------

     On July 11, 1996, the Company's shareholders approved a one-for-five reverse stock split of the Company's common stock. The reverse stock split was effective July 19, 1996. The par value of common stock and the number of authorized shares of common stock remained unchanged. All references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the decreased number of shares outstanding.

4 - Employment Agreement
------------------------

     In April 1996, the Company entered into an employment agreement with an individual to serve as President and Chief
Executive Officer of the Company. The agreement provides for a three-year term, subject to extension upon mutual agreement of the parties; provided, however, the employment agreement originally provided that it would not become effective until the Company was successful in raising at least $9,000,000 of capital in a registered public offering (the "Funding Condition"). During the employment term, the Company is required to cause such individual to be nominated for election as a director at each annual or applicable special meeting of shareholders of the Company, and the Company is required to use its best efforts, consistent with its fiduciary responsibilities to the shareholders, to cause the election of such individual as a director. The employment agreement has been amended to provide that it is effective, but that the Board may terminate it at any time if the Company has not satisfied the Funding Condition. The employment agreement is subject to early termination as provided therein, including termination by the Company for "cause" (as defined in the employment agreement) or termination by such individual for "good reason upon change of control" (as defined in the employment agreement). The employment agreement provides for an annual base salary of $140,000 and such bonuses or other discretionary compensation as the Board may determine. In addition, the employment agreement provides, among other things, for expense reimbursement and, as amended, the grant of stock options to purchase up to 100,000 shares of Common
Stock for an exercise price of $2.75 per share. This stock option has a ten year term, but will only vest upon the satisfaction of the Funding Condition or upon the sale of the Company.

5 - Note Payable
----------------

     In August 1996, the Company obtained a $200,000 short-term credit facility with a bank to finance costs related to the Company's finance and acquisition activities. The outstanding principal amount of the loan is due June 2, 1997, or sooner if demanded, and bears interest at the prime rate plus 2%, and interest is payable monthly. The loan is secured by the pledge of certain of the Company's oil and natural gas properties. The loan restricts the Company's ability to borrow additional funds or guarantee other indebtedness and requires the maintenance of a positive working capital, excluding the loan amount. Currently, as a result of expenses incurred in connection with the Company's finance and acquisition activities, the Company does not meet the loan requirement of maintaining a positive working capital, as defined. At March 31, 1997, the amount of this deficiency was $135,000. The Company, as a part of its overall refocus, intends to divest certain nonstrategic assets to bring the Company in compliance with this requirement of the credit facility. At
March 31, 1997, the Company owed $125,000 on this credit facility.

6 - Recent Accounting Pronouncements
------------------------------------

     In June 1996, the Financial Accounting Standards Board (the
"FASB") issued Statements of Financial Accounting Standards No.
125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"). FAS 125 provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse. FAS 125 is effective for transfers and servicing of financial assets occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In December 1996, the FASB issued Statement of Financial Accounting Standards No.
127, "Deferral of the Effective Date of Certain Provisions of FAS
125" ("FAS 127"). FAS 127 amends the effective date for certain provisions of FAS 125 to December 31, 1997. Management of the
Company does not anticipate the adoption of FAS 125 will have a material impact on the Company's financial position or results of operations.

     In March 1997, the FASB issued Statement of Financial
Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. FAS 128 simplifies the standards for computing earnings per share previously found in Accounting
Principles Board Opinion No. 15, "Earnings per Share," and makes them comparable to international earnings per share standards.
It replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. Management of the Company does not anticipate the adoption of FAS 128 will have a material impact on the Company's financial position or results of operations.

     In February 1997, the FASB issued Statement of Financial
Accounting Standards No. 129, "Disclosure of Information about
Capital Structure" ("FAS 129"), which establishes standards for disclosing information about an entity's capital structure. FAS
129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock, but expands the number of companies subject to portions of its requirements. FAS 129 is effective for fiscal years ending after December 15, 1997. Management of the Company does not anticipate the adoption of FAS 129 will have a material impact on the Company's financial statements or results of operations.




                             Item 2.
                      EXCO RESOURCES, INC.
              (formerly MINERAL DEVELOPMENT, INC.)
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     THIS QUARTERLY REPORT ON FORM 10-Q OF EXCO RESOURCES, INC.
(THE "COMPANY") CONTAINS "FORWARDING-LOOKING STATEMENTS" WITHIN
THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS
AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES
EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT").
SPECIFICALLY, ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL
FACTS INCLUDED IN THIS REPORT REGARDING THE COMPANY'S FINANCIAL
POSITION, BUSINESS STRATEGY AND PLANS AND OBJECTIVES OF
MANAGEMENT OF THE COMPANY FOR FUTURE OPERATIONS ARE FORWARD-
LOOKING STATEMENTS.  THESE FORWARD-LOOKING STATEMENTS ARE BASED
ON THE BELIEFS OF THE COMPANY'S MANAGEMENT AS WELL AS ASSUMPTIONS
MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S
MANAGEMENT.  WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE,"
"BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND WORDS OR PHRASES
OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR COMPANY
MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.
SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY WITH
RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS,
UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS
INCLUDING, WITHOUT LIMITATION, PRICE LEVELS FOR OIL AND NATURAL
GAS, CONCENTRATION OF OIL AND NATURAL GAS RESERVES AND
PRODUCTION, DRILLING RISKS, UNCERTAINTY OF OIL AND GAS RESERVES,
RISKS ASSOCIATED WITH THE DEVELOPMENT OF ADDITIONAL REVENUES AND
WITH THE ACQUISITION OF OIL AND GAS PROPERTIES AND OTHER ENERGY
ASSETS, OPERATING HAZARDS AND UNINSURED RISKS, GENERAL ECONOMIC
CONDITIONS, GOVERNMENTAL REGULATION, CHANGES IN INDUSTRY
PRACTICES, MARKETING RISKS, ONE TIME EVENTS AND OTHER FACTORS
DESCRIBED HEREIN ("CAUTIONARY STATEMENTS").  ALTHOUGH THE COMPANY
BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING
STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH
EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT.  BASED UPON
CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR
UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS
PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE
DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR
INTENDED.  THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-
LOOKING STATEMENTS.  ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-
LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING
ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE
APPLICABLE CAUTIONARY STATEMENTS.  REFERENCE IS MADE TO
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - FORWARD-LOOKING INFORMATION - CAUTIONARY
STATEMENTS" INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 1996, WHICH IS INCORPORATED
HEREIN BY REFERENCE.

Results of Operations - Comparison of Three Month Periods Ended
March 31, 1997 and 1996
---------------------------------------------------------------

     REVENUES.  Revenues for the three month period ended
March 31, 1997 were $269,000 compared with $273,000 for the corresponding period in 1996, a 1% increase. Higher oil and gas prices for the current quarter effectively offset the normal production declines.

     COSTS AND EXPENSES. Costs and expenses for the three month period ended March 31, 1997 increased $52,000, or 21%, to $295,000 versus $243,000 for the corresponding period of 1996.



This increase was due primarily to a $45,000 increase in general and administrative costs resulting from the addition of a new
President and Chief Executive Officer in June 1996 (See Note 4).
Also contributing to the increase was a $18,000 loss on the disposition of properties during the current quarter.

     NET INCOME (LOSS).  Net income for the quarter ended
March 31, 1997 was a loss of $26,000 compared to an income of $30,000 for the corresponding quarter of 1996, representing
$(.03) and $.04 per share, respectively. All earnings per share figures are based on restated weighted average shares outstanding after the retroactive effect of the one-for-five reserve stock split approved at the Company's shareholders meeting held
July 11, 1996.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital at March 31, 1997 was a negative $260,000 compared to a negative $285,000 at December 31, 1996. At March 31, 1997, $125,000 was owed on a short-term credit facility with a bank and is payable June 2, 1997, or sooner if demanded. The outstanding principal amount of the loan bears interest at the prime rate plus 2%, and interest is payable monthly. The loan is secured by the pledge of certain of the Company's oil and gas properties. The loan restricts the Company's ability to borrow additional funds or guarantee other indebtedness and requires the maintenance of a positive working capital, excluding the loan amount Currently, the Company does not meet the loan requirement of maintaining a positive working capital, as defined. At March 31, 1997, the amount of this deficiency was $135,000. The Company, as part of its overall consolidation and refocus, intends to divest certain nonstrategic assets to bring the Company in compliance with this requirement of the credit facility.

     Also impacting the Company's working capital was positive earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA"). EBITDA for the three-month period ended
March 31, 1997 was $7,000 or $.01 per share. Management is of the opinion that the Company's cash flow, available borrowing capacity and ability to raise additional capital will be adequate to meet its current obligations as well as fund currently anticipated property acquisitions, new projects, and generation and/or participation in new drilling and recompletion work.
However, any significant acquisitions, projects or drilling and/or recompletion work will require additional debt and/or equity financing. There is no assurance that the Company will be able to obtain additional debt and/or equity financing for any significant activities.





                   PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K - The Company filed one Report on
          Form 8-K during the three months ended March 31, 1997.
          On January 16, 1997, the Company filed a Report on Form
          8-K reporting the termination of its letter of intent to acquire Taurus Energy Corp.







                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                              EXCO RESOURCES, INC.
                              formerly MINERAL DEVELOPMENT, INC.
                              (Registrant)


Date:  May 15, 1997           /s/ Glenn L. Seitz
                              -----------------------------------
                              Glenn L. Seitz, Treasurer





