Form 10-Q
period 1997-06-30
EXCO RESOURCES INC
filed 1997-08-14
CIK 316300

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 1997

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1997.

         Class:  Common stock, par value $0.01 per share
          Outstanding at July 31, 1997:  805,300 shares

                      EXCO RESOURCES, INC.
              (formerly MINERAL DEVELOPMENT, INC.

                              INDEX


                                                             Page
                                                           Number
                                                           ------
Part I.   Financial Information:
-------   ---------------------

Item 1.   Financial Statements                                2

          Condensed Balance Sheets - June 30, 1997
          and December 31, 1996 (Unaudited)                   2

          Condensed Statements of Operations
          Three Months Ended June 30, 1997 and 1996
          and Six Months Ended June 30, 1997 and 1996
          (Unaudited)                                         3

          Condensed Statements of Cash Flows - Six
          Months Ended June 30, 1997 and 1996 (Unaudited)     4

          Notes to Financial Statements                       5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8

Part II.  Other Information:

Item 6.   Exhibits and Reports on Form 8-K                   10

Signatures                                                   10

                 Part I.  Financial Information
                  Item 1. Financial Statements

                      EXCO RESOURCES, INC.
              (formerly MINERAL DEVELOPMENT, INC.)
              CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                        June 30,     December 31,
                                                                         1997             1996
                                                                      ------------   ------------
                            ASSETS
                            ------
CURRENT ASSETS:
  Cash                                                                $     69,000   $     46,000
  Accounts receivable                                                      210,000        326,000
  Other                                                                          0          1,000
                                                                      ------------   ------------
     TOTAL CURRENT ASSETS                                                  279,000        373,000

PROPERTY AND EQUIPMENT, AT COST:
  Undeveloped oil and gas properties                                        44,000         55,000
  Proved developed oil and gas properties, based on
    successful efforts method                                            3,778,000      5,243,000
  Office and field equipment                                               317,000        375,000
                                                                      ------------   ------------
                                                                         4,139,000      5,673,000
  Allowance for depreciation, depletion and amortization                (3,462,000)    (4,803,000)
                                                                      ------------   ------------
                                                                           677,000        870,000
                                                                      ------------   ------------
                                                                      $    956,000   $  1,243,000
                                                                      ============   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                    $    307,000   $   352,000
  Joint interest prepayments                                                17,000        31,000
  Revenues and royalties payable                                            63,000        95,000
  Current portion of long-term debt                                         17,000        30,000
  Note payable                                                                   0       150,000
                                                                      ------------   -----------
     TOTAL CURRENT LIABILITIES                                             404,000       658,000

LONG TERM DEBT, LESS CURRENT PORTION                                        22,000        36,000

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 25,000,000 shares
    authorized, 805,300 shares issued and outstanding (Note 3)               8,000         8,000
  Capital in excess of par value                                         9,118,000     9,118,000
  Deficit                                                               (8,596,000)   (8,577,000)
                                                                      ------------   -----------
     TOTAL STOCKHOLDERS' EQUITY                                            530,000       549,000
                                                                      ------------   -----------
                                                                      $    956,000   $ 1,243,000
                                                                      ============   ===========


         See accompanying notes to financial statements.

                      EXCO RESOURCES, INC.
              (formerly MINERAL DEVELOPMENT, INC.)
         CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                           Three Months Ended             Six Months Ended
                                                June 30,                       June 30,
                                        ------------------------      ------------------------
                                          1997           1996            1997           1996
                                        ---------      ---------      ---------      ---------
REVENUES:
  Oil and gas                           $ 165,000      $ 222,000      $ 384,000      $ 442,000
  Management fees and other                42,000         42,000         92,000         96,000
                                        ---------      ---------      ---------      ---------
                                          207,000        264,000        476,000        538,000
COSTS AND EXPENSES:
  Oil and gas production costs            100,000         96,000        199,000        204,000
  Depreciation, depletion and
   amortization                            21,000         29,000         49,000         59,000
  General and administrative              165,000        125,000        310,000        225,000
  Interest                                  4,000          2,000          9,000          8,000
Dry hole and abandonment costs                  0          1,000              0          1,000
Gain on disposition of properties         (90,000)        (2,000)       (72,000)        (2,000)
                                        ---------      ---------      ---------      ---------
                                          200,000        251,000        495,000        495,000
                                        ---------      ---------      ---------      ---------

NET INCOME (LOSS)                       $   7,000      $  13,000      $ (19,000)     $  43,000
                                        =========      =========      =========      =========

INCOME (LOSS) PER
  COMMON SHARE                          $     .01      $     .02      $    (.02)     $     .06
                                        =========      =========      =========      =========

Weighted average shares outstanding
  (Note 2)                                805,300        795,300        805,300        736,463




         See accompanying notes to financial statements.

                      EXCO RESOURCES, INC.
              (formerly MINERAL DEVELOPMENT, INC.)
         CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                           Six Months Ended
                                                                                June 30,
                                                                      -------------------------
                                                                         1997           1996
                                                                      ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                                   $  (19,000)    $   43,000
  Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
     Depreciation, depletion and amortization                             49,000         59,000
     Gain on disposition of property and equipment                       (72,000)        (2,000)
     Net decrease in:
       Accounts receivable                                               116,000         80,000
       Other current assets                                                1,000              0
     Net decrease in accounts payable and other
       current liabilities                                               (91,000)      (308,000)
                                                                      ----------     ----------
  Net cash used by operating activities                                  (16,000)      (128,000)

Cash flows from investing activities:
  Additions to property and equipment                                    (29,000)       (10,000)
  Proceeds from disposition of property and equipment                    232,000          6,000
                                                                      ----------     ----------

  Net cash provided (used) by investing activities                       203,000         (4,000)

Cash flows from financing activities:
  Payments on long-term debt                                             (14,000)       (15,000)
  Payments on note payable                                              (150,000)      (200,000)
  Proceeds from issuance of common stock                                       0        225,000
  Deferred financing and acquisitions costs                                    0        (70,000)
                                                                      ----------     ----------
  Net cash used by financing activities                                 (164,000)       (60,000)
                                                                      ----------     ----------

Net increase (decrease) in cash                                           23,000       (192,000)

Cash at beginning of year                                                 46,000        221,000
                                                                      ----------     ----------

Cash at end of period                                                 $   69,000     $   29,000
                                                                      ==========     ==========

Supplemental information:
  Interest paid                                                       $    9,000     $    8,000
                                                                      ==========     ==========

  Federal income tax paid                                             $        0     $        0
                                                                      ==========     ==========


         See accompanying notes to financial statements.

                      EXCO RESOURCES, INC.
              (formerly MINERAL DEVELOPMENT, INC.)

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1997


1 - Statement by Management Concerning Interim Financial Information
--------------------------------------------------------------------

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


3 - Stockholders' Equity
------------------------

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

     In April 1997, the Directors terminated the Company's 1996 Director Plan ("Director Plan") without the granting of any automatic options thereunder. In lieu of the Director Plan automatic grants, the Board granted each Director an option to purchase 25,000 shares at an option exercise price of $2.75 per share, the fair market of the Common Stock on the date of grant. Options to purchase an aggregate of 125,000 shares were granted to the Company's directors. In addition, in April 1997, the Company amended the President's and Chief Executive Officer's Employment Contract to provide for the grant of stock options to purchase up to 100,000 shares of Common Stock and granted stock options to another executive officer to purchase an aggregate of

50,000 shares of Common Stock, both at an exercise price of $2.75 per share, the fair market value of the Common Stock on the date of grant.

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

5 - Note Payable
----------------

     In August 1996, the Company obtained a $200,000 short-term credit facility with a bank to finance costs related to the Company's finance and acquisition activities. The outstanding principal amount of the loan was due June 2, 1997, or sooner if demanded, and bore interest at the prime rate plus 2%, and interest was payable monthly. The loan was secured by the pledge of certain of the Company's oil and natural gas properties. The Company, as a part of its overall refocus, sold certain nonstrategic assets during the current fiscal year and utilized the proceeds to pay off the remaining balance of the note.

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

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTH PERIODS AND SIX
MONTH PERIODS ENDED JUNE 30, 1997 AND 1996


     REVENUES. Revenues for the three month period ended June 30, 1997 were $207,000 compared with $264,000 for the corresponding period in 1996, a 22% decrease. Revenues decreased 12% for the six month period ended June 30, 1997 to $476,000 from $538,000 for the six month period ended June 30, 1996. These decreases in revenues were primarily due to oil and gas production declines and the disposition of various oil and gas properties during the current periods.

     COSTS AND EXPENSES. Costs and expenses for the three month period ended June 30, 1997 decreased $51,000, or 20%, to $200,000 versus $251,000 for the corresponding period of 1996. Costs and expenses for the six month periods ended June 30, 1997 and 1996 were unchanged at $495,000. Impacting these results were gains on the disposition of properties in the current six month period of $72,000 offsetting an increase in general and administrative costs of $85,000 for the current six month period resulting from the addition of a new President and Chief Executive Officer in June 1996 (see Note 4).

     NET INCOME (LOSS). Net income for the quarter ended June 30, 1997 was $7,000 compared to $13,000 for the corresponding quarter of 1996, representing $.01 and $.02 per share, respectively. Net income for the six month period ended June 30, 1997 was a loss of $19,000 compared to a net income of $43,000 for the corresponding six month period of 1996. These amounts represented $(.02) and $.06 per share, respectively. All earnings per share figures are based on restated weighted average shares outstanding after the retroactive effect of the one-for-five reverse stock split approved at the Company's shareholders' meeting held July 11, 1996.

LIQUIDITY AND CAPITAL RESOURCES


     The Company's working capital at June 30, 1997 was a negative $125,000 compared to a negative $285,000 at December 31, 1996. In the six months ended June 30, 1997, the Company paid off the $150,000 note payable balance that was outstanding at December 31, 1996. Funds for the payoff were obtained from the proceeds of the sale of certain nonstrategic assets during the six months ended June 30, 1997.

     As a result of these sales, the historical costs/amounts for these assets as reflected in the Property and equipment balances of Proved developed and Undeveloped oil and gas properties, Office and field equipment and Allowance for depreciation, depletion and amortization were written off and appropriate gains or losses incurred.

     Also impacting the Company's working capital was positive earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA"). EBITDA for the three month and six month periods ended June 30, 1997 was $32,000, or $.04 per share, and $39,000, or $.05 per share, respectively. Management is of the opinion that the Company's cash flow, available borrowing capacity and ability to raise additional capital will be adequate to meet its current obligations as well as fund currently anticipated property acquisitions, new projects, and generation and/or participation in new drilling and recompletion work. However, any significant acquisitions, projects or drilling and/or recompletion work will require additional debt and/or equity financing.

                   PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K - None.







                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                              EXCO RESOURCES, INC.
                              formerly MINERAL DEVELOPMENT, INC.
                              (Registrant)


Date:  August 14, 1997        /s/ Glenn L. Seitz
                              -----------------------------------
                              Glenn L. Seitz, Treasurer