Form 10-Q
period 1997-09-30
EXCO RESOURCES INC
filed 1997-11-14
CIK 316300

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 1997

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1997.

         Class:  Common stock, par value $0.01 per share
         Outstanding at October 31, 1997:  805,300 shares

                      EXCO RESOURCES, INC.
               (formerly MINERAL DEVELOPMENT, INC.

                              INDEX


                                                         Page
                                                        Number
                                                       ----------
Part I.   Financial Information:
-------------------------------

Item 1.   Financial Statements                               2

     Condensed Balance Sheets - September 30, 1997
     and December 31, 1996 (Unaudited)                       2

     Condensed Statements of Operations
     Three Months Ended September 30, 1997 and 1996
     and Nine Months Ended September 30, 1997 and 1996
     (Unaudited)                                             3

     Condensed Statements of Cash Flows - Nine Months
     Ended September 30, 1997 and 1996 (Unaudited)           4

     Notes to Financial Statements                           5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      8

Part II.  Other Information:

Item 6.   Exhibits and Reports on Form 8-K                  10

Signatures                                                  10

                 Part I.  Financial Information
                  Item 1. Financial Statements

                      EXCO RESOURCES, INC.
              (formerly MINERAL DEVELOPMENT, INC.)
              CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                 September 30,       December 31,
                                                                     1997                1996
                                                                 -------------       ------------
ASSETS
CURRENT ASSETS:
  Cash                                                           $      38,000       $     46,000
  Accounts receivable                                                  304,000            326,000
  Other                                                                      0              1,000
                                                                 -------------       ------------
      TOTAL CURRENT ASSETS                                             342,000            373,000

PROPERTY AND EQUIPMENT, AT COST:
  Undeveloped oil and gas properties                                    44,000             55,000
  Proved developed oil and gas properties, based on
     successful efforts method                                       3,609,000          5,243,000
  Office and field equipment                                           317,000            375,000
                                                                 -------------       ------------
                                                                     3,970,000          5,673,000
  Allowance for depreciation, depletion and amortization            (3,273,000)        (4,803,000)
                                                                 -------------       ------------
                                                                       697,000            870,000
                                                                 -------------       ------------
                                                                 $   1,039,000       $  1,243,000
                                                                 =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $     407,000       $    352,000
  Joint interest prepayments                                                 0             31,000
  Revenues and royalties payable                                        69,000             95,000
  Current portion of long-term debt                                     17,000             30,000
  Note payable                                                               0            150,000
                                                                 -------------       ------------
        TOTAL CURRENT LIABILITIES                                      493,000            658,000

LONG TERM DEBT, LESS CURRENT PORTION                                    19,000             36,000

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 25,000,000 shares
     authorized, 805,300 shares issued and outstanding (Note 3)          8,000              8,000
  Capital in excess of par value                                     9,118,000          9,118,000
  Deficit                                                           (8,599,000)        (8,577,000)
                                                                 -------------       ------------
        TOTAL STOCKHOLDERS' EQUITY                                     527,000            549,000
                                                                 -------------       ------------
                                                                 $   1,039,000       $  1,243,000
                                                                 =============       ============


         See accompanying notes to financial statements.

                      EXCO RESOURCES, INC.
              (formerly MINERAL DEVELOPMENT, INC.)
         CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                  Three Months Ended        Nine Months Ended
                                                     September 30,           September 30
                                                  --------------------    ----------------------
                                                    1997         1996        1997         1996
                                                  ---------   ---------   ----------   ---------
REVENUES:
  Oil and gas                                     $ 133,000   $ 210,000   $  517,000   $ 652,000
  Management fees and other                          40,000      43,000      132,000     139,000
                                                  ---------   ---------   ----------   ---------
                                                    173,000     253,000      649,000     791,000
COSTS AND EXPENSES:
  Oil and gas production costs                       71,000     109,000      270,000     313,000
  Depreciation, depletion and
    amortization                                     17,000      29,000       66,000      88,000
  General and administrative                        137,000     125,000      447,000     350,000
  Interest                                            1,000       5,000       10,000      13,000
  Dry hole and abandonment costs                     10,000           0       10,000       1,000
  Gain on disposition of properties                 (60,000)          0     (132,000)     (2,000)
                                                  ---------   ---------   ----------   ---------
                                                    176,000     268,000      671,000     763,000
                                                  ---------   ---------    ---------   ---------

NET INCOME (LOSS)                                 $  (3,000)  $ (15,000)   $ (22,000)  $  28,000
                                                  =========   =========    =========   =========

INCOME (LOSS) PER COMMON SHARE                    $     .00   $    (.02)   $    (.03)  $     .04
                                                  =========   =========    =========   =========

Weighted average shares outstanding
  (Note 2)                                          805,300     795,300      805,300     756,322




         See accompanying notes to financial statements.

                      EXCO RESOURCES, INC.
              (formerly MINERAL DEVELOPMENT, INC.)
         CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                           -----------------------
                                                                              1997          1996
                                                                           ----------   ----------
Cash flows from operating activities:
  Net income (loss)                                                        $  (22,000)  $   28,000
  Adjustments to reconcile net income (loss) to net cash provided
    (used) by operating activities:
       Depreciation, depletion and amortization                                66,000       88,000
       Gain on disposition of property and equipment                         (132,000)      (2,000)
       Net (increase) decrease in:
         Accounts receivable                                                   22,000      (41,000)
         Other current assets                                                   1,000            0
       Net decrease in accounts payable and other
         current liabilities                                                   (2,000)    (148,000)
                                                                           ----------   ----------
  Net cash used by operating activities                                       (67,000)     (75,000)

Cash flows from investing activities:
  Additions to property and equipment                                         (75,000)     (29,000)
  Proceeds from disposition of property and equipment                         302,000        6,000
                                                                           ----------   ----------

  Net cash provided (used) by investing activities                            227,000      (23,000)

Cash flows from financing activities:
  Payments on long-term debt                                                  (18,000)     (21,000)
  Payments on note payable                                                   (150,000)    (200,000)
  Proceeds from short-term note                                                     0      150,000
  Proceeds from issuance of common stock                                            0      225,000
  Proceeds from long-term debt                                                      0       12,000
  Deferred financing and acquisitions costs                                         0     (273,000)
                                                                           ----------   ----------
     Net cash used by financing activities                                   (168,000)    (107,000)
                                                                           ----------   ----------

Net decrease in cash                                                           (8,000)    (205,000)
Cash at beginning of year                                                      46,000      221,000
                                                                           ----------   ----------

Cash at end of period                                                      $   38,000   $   16,000
                                                                           ==========   ==========

Supplemental information:
  Interest paid                                                            $   10,000   $   13,000
                                                                           ==========   ==========

  Federal income tax paid                                                  $        0   $        0
                                                                           ==========   ==========


         See accompanying notes to financial statements.

                      EXCO RESOURCES, INC.
              (formerly MINERAL DEVELOPMENT, INC.)

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997


1 - Statement by Management Concerning Interim Financial
Information
--------------------------------------------------------

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

     In June 1997, the FASB issue Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. FAS is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

    Management believes that the adoption of FAS 130 will not have a material impact on the financial statements of the Company.

                            Item 2.
                     EXCO RESOURCES, INC.
             (formerly MINERAL DEVELOPMENT, INC.)
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     THIS QUARTERLY REPORT ON FORM 10-Q OF EXCO RESOURCES, INC. (THE "COMPANY") CONTAINS "FORWARDING-LOOKING STATEMENTS" WITHIN THE MEANING OF, SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). SPECIFICALLY, ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND PLANS AND OBJECTIVES OF MANAGEMENT OF THE COMPANY FOR FUTURE OPERATIONS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND WORDS OR PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR COMPANY MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO CERTAIN FACTORS INCLUDING, WITHOUT LIMITATION, PRICE LEVELS FOR OIL AND NATURAL GAS, CONCENTRATION OF OIL AND NATURAL GAS RESERVES AND PRODUCTION, DRILLING RISKS, UNCERTAINTY OF OIL AND GAS RESERVES, RISKS ASSOCIATED WITH THE DEVELOPMENT OF ADDITIONAL REVENUES AND WITH THE ACQUISITION OF OIL AND GAS PROPERTIES AND OTHER ENERGY ASSETS, OPERATING HAZARDS AND UNINSURED RISKS, GENERAL ECONOMIC CONDITIONS, GOVERNMENTAL REGULATION, CHANGES IN INDUSTRY PRACTICES, MARKETING RISKS, ONE TIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN ("CAUTIONARY STATEMENTS"). ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE APPLICABLE CAUTIONARY STATEMENTS. REFERENCE IS MADE TO "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD-LOOKING INFORMATION - CAUTIONARY STATEMENTS" INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, WHICH IS INCORPORATED HEREIN BY REFERENCE.

Results of Operations - Comparison of Three Month Periods and
Nine Month Periods Ended September 30, 1997 and 1996
-------------------------------------------------------------

     REVENUES. Revenues for the three month period ended September 30, 1997 were $173,000 compared with $253,000 for the corresponding period in 1996, a 32% decrease. Revenues decreased 18% for the nine month period ended September 30, 1997 to $649,000 from $791,000 for the nine month period ended September 30, 1996. These decreases in revenues were primarily due to oil and gas production declines as a result of the disposition of various oil and gas properties during the current periods.

     COSTS AND EXPENSES. Costs and expenses for the three month period ended September 30, 1997 decreased $92,000, or 34%, to $176,000 versus $268,000 for the corresponding period of 1996. Costs and expenses for the nine month period ended September 30, 1997 were $671,000 which is a $92,000, or 12%, decrease versus $763,000 for the corresponding period of 1996. Impacting these decreases were gains on the disposition of properties in the current three and nine month periods of $60,000 and $132,000, respectively, which offset an increase of $97,000 in general and administrative costs in the current nine month period versus the corresponding nine month period of 1996 resulting from the addition of a new President and Chief Executive Officer in June 1996 (see Note 4).

     NET INCOME (LOSS). The Company had a net loss for the quarter ended September 30, 1997 of $3,000 compared to the net loss of $15,000 for the corresponding quarter of 1996, representing $.00 and $(.02) per share, respectively. The Company had a net loss for the nine month period ended September 30, 1997 of $22,000 compared to net income of $28,000 for the corresponding nine month period of 1996. These amounts represented $(.03) and $.04 per share, respectively. All earnings per share figures are based on restated weighted average shares outstanding after the retroactive effect of the one-for-five reverse stock split approved at the Company's shareholders' meeting held July 11, 1996.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital at September 30, 1997 was a negative $151,000 compared to a negative $285,000 at December 31, 1996. In the quarter ended June 30, 1997, the Company paid off the $150,000 note payable balance that was outstanding at December 31, 1996. Funds for the payoff were obtained from the proceeds of the sale of certain nonstrategic assets during the six months ended June 30, 1997. Additional nonstrategic assets were sold during the quarter ended September 30, 1997. These sales eliminated future abandonment costs related to the disposed properties and provided working capital for the Company.

     As a result of these sales, the historical costs/amounts for these assets as reflected in the Property and equipment balances of Proved developed and Undeveloped oil and gas properties, Office and field equipment and Allowance for depreciation, depletion and amortization were written off and appropriate gains or losses incurred.

     Also impacting the Company's working capital was positive earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA"). EBITDA for the three month and nine month periods ended September 30, 1997 was $15,000, or $.02 per share, and $54,000, or $.07 per share, respectively. Management is of the opinion that the Company's cash flow, available borrowing capacity and ability to raise additional capital will be adequate to meet its current obligations. However, any acquisitions, projects or drilling and/or recompletion work will require additional debt and/or equity financing.

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


                              EXCO RESOURCES, INC.
                              formerly MINERAL DEVELOPMENT, INC.
                              (Registrant)


Date:  November 14, 1997      /s/ Glenn L. Seitz
                              ---------------------------------
                              Glenn L. Seitz, Treasurer