Form 10-K405
period 1997-12-31
EXCO RESOURCES INC
filed 1998-03-17
CIK 316300

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997

                                       OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period from _____________ to _____________

                          Commission File Number 0-9204

                              EXCO RESOURCES, INC.
             (Exact name of Registrant as specified in its charter)

                 Texas                                 74-1492779
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

     5735 Pineland Drive, Suite 235
             Dallas, Texas                                75231
(Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)  (214) 368-2084

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

                         ------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X]NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

         The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding on March 6, 1998, was 1,017,800. The aggregate market value of the voting stock held by nonaffiliates (all directors, officers and 5% or more shareholders are presumed to be affiliates) of the Registrant on March 6, 1998, was $1,434,648 based on the average of the closing bid and asked prices per share of the Common Stock on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders, expected to be filed prior to April 30, 1998, are incorporated by reference into Part III.

================================================================================

                                TABLE OF CONTENTS


                                                                                                                 Page
                                                                                                                 ----
PART I...........................................................................................................  1
              Item 1.      Business..............................................................................  1
              Item 2.      Properties............................................................................ 22
              Item 3.      Legal Proceedings..................................................................... 22
              Item 4.      Submission of Matters to a Vote of Security Holders................................... 23

PART II.......................................................................................................... 24
              Item 5.      Market for the Registrant's Common Equity and Related Shareholder Matters............. 24
              Item 6.      Selected Financial Data............................................................... 25
              Item 7.      Management's Discussion and Analysis of Financial Condition and Results
                             of Operations....................................................................... 26
              Item 7A.     Quantitative and Qualitative Disclosures about Market Risk............................ 31
              Item 8.      Financial Statements and Supplementary Data........................................... 32
              Item 9.      Changes in and Disagreements with Accountants on Accounting and
                             Financial Disclosure................................................................ 59

PART III......................................................................................................... 60
              Item 10.     Directors and Executive Officers of the Registrant.................................... 60
              Item 11.     Executive Compensation................................................................ 60
              Item 12.     Security Ownership of Certain Beneficial Owners and Management........................ 60
              Item 13.     Certain Relationships and Related Transactions........................................ 60

PART IV.......................................................................................................... 61
              Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K ...................... 61

INDEX TO EXHIBITS................................................................................................ 64

                              EXCO RESOURCES, INC.

                                     PART I

FORWARD-LOOKING STATEMENTS

              THIS ANNUAL REPORT ON FORM 10-K INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS, "MAY," "BELIEVE," "EXPECT," "INTEND," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS FORM 10-K, INCLUDING WITHOUT LIMITATION, THE STATEMENTS UNDER "BUSINESS," "PROPERTIES," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES" AND "MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS" LOCATED ELSEWHERE HEREIN REGARDING THE FINANCIAL POSITION AND LIQUIDITY OF EXCO RESOURCES, INC. ("EXCO"), THE VOLUME OR DISCOUNTED PRESENT VALUE OF ITS OIL AND NATURAL GAS RESERVES, ITS ABILITY TO SERVICE ITS INDEBTEDNESS, ITS STRATEGIC PLANS INCLUDING ITS ABILITY TO LOCATE AND COMPLETE ACQUISITIONS OF OIL AND NATURAL GAS ASSETS, ITS ABILITY TO LIST ITS STOCK ON THE NASDAQ NATIONAL MARKET AND OTHER MATTERS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH EXCO BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS WITH RESPECT TO ANY SUCH FORWARD-LOOKING STATEMENTS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXCO'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED IN THIS FORM 10-K, INCLUDING, WITHOUT LIMITATION, IN CONJUNCTION WITH THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN INCLUDE, BUT ARE NOT LIMITED TO, THE TIMING AND EXTENT OF CHANGES IN COMMODITY PRICES FOR OIL AND NATURAL GAS, THE NEED TO DEVELOP AND REPLACE RESERVES, ENVIRONMENTAL RISKS, DRILLING AND OPERATING RISKS, RISKS RELATED TO EXPLOITATION AND DEVELOPMENT, UNCERTAINTIES ABOUT THE ESTIMATES OF RESERVES, COMPETITION, GOVERNMENT REGULATION AND THE ABILITY OF EXCO TO MEET ITS STATED BUSINESS GOALS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO EXCO OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.


ITEM 1.       BUSINESS

GENERAL

              EXCO is an independent oil and natural gas company that has been engaged in the oil and natural gas business since 1955. EXCO's activities are currently conducted primarily in Texas and Louisiana. EXCO's business activity has decreased in recent years due to limited capital resources and cash flow. See "-- Glossary of Selected Oil and Natural Gas Terms" for a definition of certain oil and gas industry terms used in this Form 10-K.

              On December 19, 1997, Douglas H. Miller ("Mr. Miller") acquired 413,423 (approximately 51%) of EXCO's outstanding shares of common stock, par value $.01 per share (the "Common Stock"), at $3.00 per share, from various holders, including certain current and former officers and directors of EXCO. At that time, 3 of EXCO's 5 directors resigned and Mr. Miller and T.W. Eubank ("Mr. Eubank") were elected to the Board of Directors. In addition, Mr. Miller was elected Chairman of the Board and Chief Executive Officer and Mr. Eubank was elected President, Treasurer and Chief Financial Officer. On December 31, 1997, Mr. Eubank and Earl E. Ellis ("Mr. Ellis") each acquired from EXCO 100,000 shares of Common Stock at $3.00 per share. Also, on December 31, 1997, Mr. Eubank resigned as Chief Financial Officer and J. Douglas Ramsey ("Dr. Ramsey") was appointed Chief Financial Officer and Vice President of EXCO. Mr. Miller was formerly Chairman of the Board and Chief Executive Officer of Coda Energy, Inc. ("Coda"). Mr. Eubank was formerly President and a director of Coda and Mr. Ellis was formerly a director of Coda. Dr. Ramsey was formerly Financial Planning Manager of Coda. The new management team intends to commence an aggressive acquisition, development and exploitation program. In executing this strategy, EXCO will focus on producing properties with enhancement opportunities from activities such as infill drilling, recompletions, repairs and equipment changes. EXCO will seek properties it can operate, thus maintaining the maximum control of enhancement activities.

              On February 11, 1998, EXCO acquired certain oil and natural gas working interests from Osborne Oil Company, Gypsy Production Company and certain other sellers (the "Maverick County Acquisition") in Chittim/Barclay Ranch Properties located in Maverick County, Texas (the "Maverick County Properties"). As of December 31, 1997, the Maverick County Properties were estimated to contain 415,975 Boe of proved reserves, 98% of which were natural gas. The Maverick County Properties are comprised of oil and natural gas leasehold interests in a total of 3,744 gross acres (3,123 net acres), 9.6% of gross acres which were developed acres. See "-- Recent Developments."

INVESTMENT CONSIDERATIONS AND RISK FACTORS

              Future Debt Service

              EXCO has arranged a $50 million credit agreement (the "Credit Facility") with NationsBank of Texas, N.A., as agent and lender, to provide an additional source of capital to finance EXCO's acquisition, development and exploitation strategy. EXCO's level of indebtedness in the future would have certain effects on its future operations, including that (i) a substantial portion of EXCO's cash flow from operations could be dedicated to the payment of interest and principal on its indebtedness and will not be available for other purposes, (ii) the covenants contained in the Credit Facility which require EXCO to meet certain financial tests and other restrictions, will limit its ability to borrow additional funds, to grant liens and to dispose of assets and will affect EXCO's flexibility in planning for and reacting to changes in its business, including possible acquisition activities, and (iii) EXCO's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired. The pledge of substantially all of EXCO's assets as collateral for the Credit Facility will make it difficult for the foreseeable future for EXCO to obtain financing on an unsecured basis or to obtain secured financing other than certain "purchase money" indebtedness collateralized by the acquired assets.
See "-- Recent Developments -- Credit Facility."

              EXCO's ability to meet any future debt service obligations will be dependent upon EXCO's future performance, which will be subject to oil and natural gas prices, EXCO's level of production, general economic conditions and financial, business and other factors affecting the operations of EXCO, many of which are beyond its control. There can be no assurance that EXCO's future performance will not be adversely affected by such changes in oil and natural gas prices and/or production nor by such economic conditions and/or financial, business and other factors. In addition, there can be no assurance that EXCO's business will generate sufficient cash flow from operations or that future bank credit will be available in an amount sufficient to enable EXCO to service its indebtedness or make necessary expenditures. In such event, EXCO would be required to obtain such financing from the sale of equity securities or other debt financing. There can be no assurance that any such financing will be available on terms acceptable to EXCO. Should sufficient capital not be available, EXCO may not be able to continue to implement its business strategy. See "Management's Discussion and Analysis of Financial Position and Results of Operations -- Liquidity and Capital Resources."

              History of Losses

              EXCO had net losses of $160,000, $326,000 and $205,000, for the nine months ended December 31, 1995 and the years ended December 31, 1996 and 1997, respectively. EXCO may continue to incur net losses and, to the extent that natural gas and crude oil prices are low, such losses may be substantial.

              Need for Additional Financing for Growth

              The growth of EXCO's business will require substantial capital on a continuing basis. There is no assurance that any such required additional funds would be available on satisfactory terms and conditions, if at all.

There is also no assurance that EXCO will not pursue, from time to time, opportunities to acquire oil and natural gas properties and businesses that may utilize the capital currently expected to be available for its present operations. The amount and timing of EXCO's future capital requirements, if any, will depend upon a number of factors, including drilling costs, transportation costs, equipment costs, marketing expenses, staffing levels and competitive conditions, and any purchases or dispositions of assets, many of which are not within EXCO's control. Failure to obtain any required additional financing could materially adversely affect the growth, cash flow and earnings of EXCO. In addition, EXCO's pursuit of additional capital could result in the incurrence of additional indebtedness or potentially dilutive issuances of additional equity securities. See "Management's Discussion and Analysis of Financial Position on Results of Operations -- Liquidity and Capital Resources."

              Concentration of Production

              EXCO's existing proved oil and natural gas reserves and its production therefrom are highly concentrated in a small number of wells. Accordingly, to the extent that EXCO experiences any operating difficulties in connection with such wells or that the estimated proved reserves attributable thereto are less than those that are currently estimated to exist, EXCO could be adversely affected.

              Geographic Restrictions

              Pursuant to the non-competition provisions of Mr. Miller's employment agreement with Coda, Mr. Miller, and as a result EXCO, is prohibited for a period of 1 year beginning November 26, 1997 from acquiring or seeking to acquire any rights or interest in any of 16 properties in which Coda has an existing interest or which it was studying on November 1997. This restriction also extends to 2 oil and natural gas companies. Some of these locations are in areas in which EXCO might have an interest and generally represent the types of properties EXCO would be interested in acquiring. The non-competition restrictions may adversely effect, at least in the short term, EXCO's ability to execute its growth strategy.

              Inability to Develop Additional Reserves

              EXCO's future success as an oil and natural gas producer, as is generally the case in the industry, depends upon its ability to find, develop and acquire additional oil and natural gas reserves that are economically recoverable. Except to the extent that EXCO conducts successful development activities or acquires properties containing proved reserves, EXCO's proved reserves will generally decline as reserves are produced. There can be no assurance that EXCO will be able to locate additional reserves or that EXCO will drill economically productive wells or acquire properties containing proved reserves. See "-- Oil and Natural Gas Reserves."

              Acquisition Risks

              EXCO's business strategy includes focused acquisitions of producing oil and natural gas properties. Any such future acquisitions will require an assessment of the recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other similar factors. It generally is not feasible to review in detail every individual property involved in an acquisition. Ordinarily, review efforts are focused on the higher-valued properties. However, even a detailed review of all properties and records may not reveal existing or potential problems; nor will it permit EXCO to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections are not always performed on every well, and potential problems, such as mechanical integrity of equipment and environmental conditions that may require significant remedial expenditures, are not necessarily observable even when an inspection is undertaken. Even if problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. There can be no assurance that oil and natural gas properties acquired by EXCO will be successfully integrated into EXCO's operations or will achieve desired profitability objectives.

              Drilling Risks

              EXCO's drilling involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be encountered. EXCO must incur significant expenditures for the identification and acquisition of properties and for the drilling and completion of wells. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. In addition, any use by EXCO of 3-dimensional seismic and other advanced technology requires greater pre-drilling expenditures than traditional drilling strategies. There can be no assurance as to the success of EXCO's future drilling activities.

              Uncertainty of Estimates of Oil and Natural Gas Reserves

              Numerous uncertainties are inherent in estimating quantities of proved oil and natural gas reserves, including many factors beyond the control of EXCO. This Form 10-K contains an estimate of EXCO's proved oil and natural gas reserves and the estimated future net cash flows and revenue therefrom based upon reports of EXCO's independent petroleum engineers. Such reports rely upon various assumptions, including assumptions required by the Securities and Exchange Commission (the "Commission"), as to constant oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds and such reports should not be construed as the current market value of the estimated proved reserves. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, such estimates are inherently an imprecise evaluation of reserve quantities and the future net revenue therefrom. Actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those assumed in the estimate. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this Form 10-K. In addition, EXCO's reserves may be subject to downward or upward revision, based upon production history, results of future exploitation and development, prevailing oil and natural gas prices and other factors. See "-- Oil and Natural Gas Reserves."

              Geographic Concentration of Operations

              Virtually all of EXCO's current operations are located in Texas and Louisiana. Because of this concentration, any regional events that increase costs or competition, reduce availability of equipment or supplies, reduce demand or limit production will impact EXCO more adversely than if EXCO were geographically diversified.

              Certain Industry and Marketing Risks

              EXCO's operations are subject to the risks and uncertainties associated with drilling for, producing and transporting of oil and natural gas. EXCO's future ability to market its natural gas and oil production will depend upon the availability and capacity of natural gas gathering systems and pipelines and other transportation facilities. Federal and state regulation of oil and natural gas production and transportation, general economic conditions, changes in supply and in demand all could materially adversely affect EXCO's ability to market its oil and natural gas production. See "Business -- Products, Markets and Revenues" and "-- Regulation."

              Effects of Changing Prices

              The future financial condition and results of operations of EXCO depend upon the prices it receives for its oil and natural gas and the costs of acquiring, developing and producing oil and natural gas. Oil and natural gas prices have historically been volatile and are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are also beyond EXCO's control. These factors include, without limitation, the level of domestic production, the availability of imported oil and natural gas, actions taken by foreign oil and natural gas producing nations, the availability of transportation systems with adequate capacity, the availability of competitive fuels, fluctuating and seasonal demand for natural gas, conservation and the extent of governmental regulation of production, weather, foreign and domestic government relations, the price of domestic and imported oil and natural gas, and the overall economic environment. A substantial or extended decline in oil and/or natural gas prices could have a material adverse effect on EXCO's estimated value of its natural gas and oil reserves, and on its financial position, results of operations and access to capital. EXCO's ability to maintain or increase its borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms is substantially dependent upon oil and natural gas prices. See "-- Products, Markets and Revenues."

              EXCO uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the SEC PV-10 of estimated future net cash flow from proved reserves of oil and gas, and the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged against earnings. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase.

              Operating Hazards and Uninsured Risks

              EXCO's operations are subject to the risks inherent in the oil and natural gas industry, including the risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental accidents such as oil spills, gas leaks, ruptures or discharges of toxic gases, brine or well fluids into the environment (including groundwater contamination). The occurrence of any of these risks could result in substantial losses to EXCO due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with customary industry practice, EXCO maintains insurance against some, but not all, of the risks described above. There can be no assurance that any insurance maintained by EXCO will be adequate to cover any such losses or liabilities. Further, EXCO cannot predict the continued availability of insurance, or availability at commercially acceptable premium levels. EXCO does not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on the financial condition and operations of EXCO. From time to time, due primarily to contract terms, pipeline interruptions or weather conditions, the producing wells in which EXCO owns an interest have been subject to production curtailments. The curtailments range from production being partially restricted to wells being completely shut-in. The duration of curtailments varies from a few days to several months. In most cases EXCO is provided only limited notice as to when production will be curtailed and the duration of such curtailments. EXCO is not currently experiencing any material curtailment on its production.

              Substantial Competition

              The oil and natural gas industry is highly competitive and there are many other companies engaged in the oil and natural gas business. EXCO is likely to encounter substantial competition from major oil companies, other independent oil and natural gas concerns and individual producers and operators in acquiring oil and natural gas properties suitable for exploitation and development. Many of the companies with which EXCO competes have substantially greater financial, technical and other resources and may have greater experience in the oil and natural gas business than EXCO. Therefore, competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than the financial or personnel resources of EXCO will permit. See "-- Competition."

              Volatility of Stock Price

              The market price for shares of the Common Stock has varied significantly and may be volatile depending on news announcements or changes in general market conditions. In particular, news announcements, quarterly results of operations, competitive developments, litigation or governmental regulatory action impacting EXCO may adversely affect the Common Stock price. In addition, because the number of shares of Common Stock held by the public is relatively small, the sale of a substantial number of shares of the Common Stock in a short period of time could adversely affect the market price of the Common Stock.

              Dividend Policy

              EXCO has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Common Stock is not a suitable investment for persons requiring current income.

              Anti-Takeover Effect of Articles of Incorporation and Possible Issuances of Preferred Stock

              Certain provisions of EXCO's Restated Articles of Incorporation effective September 11, 1996 (the "Articles of Incorporation") may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider to be in such shareholder's best interest, including attempts that might result in a premium over the market price for the stock held by shareholders. The Articles of Incorporation permit the Board to issue up to 10,000,000 shares of preferred stock and to establish by resolution one or more series of preferred stock and to establish the powers, designations, preferences and relative, participating, optional or other special rights of each series of preferred stock. The preferred stock could be issued on terms that are unfavorable to the holders of Common Stock, including the grant of superior voting rights, the grant of preferences in favor of preferred shareholders in the payment of dividends and upon liquidation of EXCO and the designation of conversion rights that entitle holders of preferred stock to convert their shares into Common Stock on terms that are dilutive. The issuance of preferred stock could make a takeover or change in control of EXCO more difficult. EXCO however does not intend to use the provisions of the Articles of Incorporation to delay, defer or prevent a tender offer or takeover attempt.

              Dependence Upon Key Personnel

              EXCO is substantially dependent upon 2 key individuals within its management, Mr. Miller and Mr. Eubank. The loss of the services of either one of these individuals could have a material adverse impact upon EXCO.

              Regulation

              General. EXCO's operations are affected from time to time in varying degrees by political developments and federal and state laws and regulations. In particular, oil and natural gas production, operations and economics are or have been affected by price controls, taxes and other laws relating to the oil and natural gas industry, by changes in such laws and by changes in administrative regulations. EXCO cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on its business or financial condition. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds or other financial responsibility requirements, reports concerning operations, the spacing of wells, unitization and pooling of properties, and taxation. There can be no assurance that new laws or regulations, or modifications of or new interpretations of existing laws and regulations, will not increase substantially the cost of compliance or otherwise adversely affect EXCO's oil and natural gas operations and financial condition or that material indemnity claims will not arise against EXCO with respect to properties acquired by or from EXCO. See "-- Regulation."

              Environmental. EXCO's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution which might result from EXCO's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue.

For instance, legislation has been proposed in Congress from time to time that would reclassify certain crude oil and natural gas exploitation and production wastes as "hazardous wastes" which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of EXCO, as well as the oil and natural gas industry in general. Initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in certain states, and these various initiatives could have a similar impact on EXCO. EXCO could incur substantial costs to comply with environmental laws and regulations. In addition to compliance costs, government entities and other third parties may assert substantial liabilities against owners and operators of oil and natural gas properties for oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages, including damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for project investment or result in loss of EXCO's properties. Although EXCO maintains insurance coverage it considers to be customary in the industry, it is not fully insured against certain of these risks, either because such insurance is not available or because of high premium costs. Accordingly, EXCO may be subject to liability or may lose substantial portions of properties due to hazards that cannot be insured against or have not been insured against due to prohibitive premium costs or for other reasons. The imposition of any such liabilities on EXCO could have a material adverse effect on EXCO's financial condition and results of operations.

              The Oil Pollution Act of 1990 ("OPA") imposes a variety of regulations on "responsible parties" related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated pursuant to the Oil Pollution Act of 1990, could have a material adverse impact on EXCO. While EXCO does not anticipate incurring material costs in connection with environmental compliance and remediation, it cannot guarantee that material costs will not be incurred. See "-- Regulation."

BUSINESS STRATEGY

              EXCO intends to build itself as a leading independent oil and natural gas exploitation and production company by implementing the following business strategies:

              o Growth. Achieve asset, revenue and cash flow growth as a result of the acquisition and further development of other producing oil and natural gas properties. EXCO believes there are numerous opportunities to acquire additional energy assets and to enhance the value of such assets through improved operating practices and by aggressively developing reserve potential.

              o Acquire and Enhance Producing Oil and Natural Gas Properties. EXCO intends to take advantage of opportunities that currently exist in the United States to acquire producing oil and natural gas properties. EXCO plans to continue to focus its acquisition activities onshore in Texas, New Mexico, Oklahoma and Louisiana in order to complement its existing properties and operations; however, EXCO plans to review potential acquisitions in other regions of the United States if they represent a significant concentration of energy-related assets.

              o            Emphasize Exploitation and Development Activities.
                           EXCO plans to exploit its existing oil and natural gas properties and to conduct development evaluation and drilling on its existing and future oil and natural gas properties. EXCO intends to concentrate on enhancement opportunities from activities such as infill drilling, recompletions, repairs and equipment changes.

              o Corporate Efficiencies. Maximize corporate efficiencies through the development and operation of a larger asset base with the potential to limit increases in overhead in the future.

              o Capital Management. Maintain financial strength and flexibility through effective management of debt and equity.

              o Technology. EXCO intends to increase its exploitation efforts, focusing on established geological trends where EXCO can employ geological, geophysical and engineering expertise. EXCO is considering the application of 3-D seismic and advanced drilling technologies.

RECENT DEVELOPMENTS

              Change in Accounting Policy and Quasi-Reorganization

              Effective December 31, 1997, the new EXCO management team adopted a quasi-reorganization. During the fourth quarter of 1997, EXCO changed from the successful efforts method to the full cost method of accounting for its oil and gas operations. See "Management Discussion and Analysis of Financial Conditions and Results of Operations -- Quasi-Reorganization" and "-- Change in Method of Accounting for Oil and Gas Operations."

              Maverick County Acquisition

              On February 11, 1998, EXCO acquired from Osborne Oil Company and other sellers (collectively, the "Sellers") certain oil and natural gas working interests in the Chittim/Barclay Ranch Properties located in Maverick County, Texas. The Maverick County Properties include 9 gross productive wells (7.0 net productive wells) with current net daily production of approximately .7 Bbls of oil and 333 Mcf of natural gas per day, and 2 gross (1.87 net) non-producing wells which may require recompletions, workovers or abandonment. At the present time, 2 gross (1.15 net) development wells are planned to be drilled on these properties. The Maverick County Properties include 360 gross (280 net) developed acres and 3,384 gross (2,843 net) undeveloped acres. Based on independent engineer estimates as of January 1, 1998, the Maverick County Properties are estimated to contain 8,011 Bbls of oil and 2,447,785 Mcf of natural gas of proved reserves. Approximately 66% of the estimated proved reserves of the Maverick County Properties are classified as developed. The acquisition also includes an 86.9% interest in a gas gathering system and an 88% interest in a gas treating facility, both of which were operated by Osborne Oil Company.

              The aggregate purchase price paid for the Maverick County Properties was $760,200. The amount of consideration was determined through arm's length negotiations taking into account estimates of recoverable reserves, further development of proved undeveloped reserves and current oil and natural gas prices, and was calculated by multiplying each Seller's interest in the acquired properties by the allocated value for the property. EXCO obtained a portion of the cash for the purchase price from the Credit Facility and the balance came from working capital. The Maverick County Properties have been mortgaged under the Credit Facility. See "-- Credit Facility."

              1998 Annual Shareholders Meeting

              EXCO intends to hold its Annual Shareholders meeting (the "Meeting") in late March or in April 1998. Several Board proposals, including 2 amendments to the Articles of Incorporation, will be presented to the shareholders for approval at the Meeting. The shareholders will be asked (i) to consider and act upon a proposal to effect a one for two reverse split of the outstanding shares of Common Stock, increase the par value of the Common Stock from $.01 per share to $.02 per share, but leave unchanged the number of authorized shares of EXCO's Common Stock at 25,000,000 shares; (ii) to consider and act upon a proposal to allow the number of directors on the Board of Directors to be fixed and determined by the Board of Directors; (iii) to elect seven directors to hold office until the next Annual Meeting of Shareholders or until their successors have been duly qualified and elected; (iv) to consider and act upon a proposal to approve the EXCO Resources, Inc. 1998 Stock Option Plan; and (v) to consider and act upon a proposal to approve the appointment of Ernst & Young LLP as the independent auditors of EXCO to audit the accounts of EXCO for the fiscal year ending December 31, 1998.

              Credit Facility

              On February 11, 1998, EXCO entered into the Credit Facility. The Credit Facility provides for borrowings up to $50 million, subject to borrowing base limitations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- New Credit Facility."

EXPLOITATION AND DEVELOPMENT ACTIVITIES

              Historically, EXCO has financed its exploitation and development expenditures primarily through cash flow from operations, bank borrowings, equity capital from private sales of stock and promoted funds from industry partners. With respect to its acquisition activities, EXCO intends to shift its emphasis to larger scale acquisitions of producing properties with additional development and exploitation potential. Initially, EXCO plans to use a combination of debt and equity financing to fund these larger acquisitions.

              EXCO made exploitation and development expenditures of $108,000, $17,000 and $74,000 during the nine month transition period ended December 31, 1995, the fiscal year ended December 31, 1996 and the fiscal year ended December 31, 1997, respectively. EXCO made net lease acquisition expenditures of $4,000, $1,000 and $2,000 during the nine month transition period ended December 31, 1995, the fiscal year ended December 31, 1996 and the fiscal year ended December 31, 1997, respectively. EXCO's ability to continue to fund its exploitation and development activities depends upon cash flow and its ability to secure the necessary financing for such activities.

OPERATING ACTIVITIES

              Where possible, EXCO prefers to act as operator of the oil and natural gas properties and prospects in which it owns an interest. The operator of an oil and natural gas property supervises production, maintains production records, employs field personnel and performs other functions required in the production and administration of such property. The fees for such services customarily vary from well to well, depending on the nature, depth and location of the well being operated. Generally, the operator of an oil and natural gas prospect is determined by such factors as the size of the working interest held by a participant in the prospect, a participant's knowledge and experience in the geological area in which the prospect is located and geographical considerations. On December 31, 1997, EXCO was the operator of 24 gross (7.92 net) wells, which represented approximately 51.1% of the gross wells and 81.1% of the net wells in which EXCO had an interest at such date. The remainder of the wells in which EXCO had an interest at such date are operated by third party operators. The wells that EXCO operates are located in Texas and Louisiana. Although EXCO elects to operate and manage most of its properties and drilling activities, its wells are drilled by independent drilling contractors.

OIL AND GAS PROPERTIES

              The following table sets forth the fields in which EXCO has its principal oil and gas properties, and certain information as of December 31, 1997, with respect to each of such fields.

                                                                                                         FISCAL YEAR ENDED
                                                                                                         DECEMBER 31, 1997
                                            WELLS              PROVED RESERVES         PERCENTAGE         NET PRODUCTION
                                     -------------------  --------------------------       OF        -------------------------
                                                                   OIL           GAS   EQUIVALENT        OIL           GAS
                                         GROSS       NET        (Bbls)         (Mcf)    RESERVES        (Bbls)        (Mcf)
                                     --------- ---------  ------------ -------------  -------------  -----------  ------------
Logansport, Louisiana...............         2       .96         4,204     2,198,183           47.6%         211        26,316
Nine Mile Draw, Texas...............         1       .61            --     1,714,619           36.7           --        68,992
Southern Pine Field, Texas..........         1       .12            --       152,453            3.3           --        15,165
Other...............................        43      8.07        53,912       260,950           12.4       14,242        70,618
                                     --------- ---------  ------------ -------------  -------------  -----------  ------------
              Total.................        47      9.76        58,116     4,326,205          100.0%      14,453       181,091
                                     ========= =========  ============ =============  =============  ===========  ============

              Logansport Field

              In 1995, EXCO acquired an additional 48% working interest in, and became the operator of, an existing natural gas well (the "Acquired Well") in the Logansport field located in DeSoto Parish, Louisiana. As a result of the acquisition, EXCO owns a 51% working interest in the Acquired Well and related acreage. The Logansport field produces from a series of low permeability reservoirs with long life natural gas reserves. EXCO's reserves are produced in the Hosston (Travis Peak) and Pettit formations from depths between 6,000 and 7,200 feet. The field is developed with 640 and 320 acre spacing, and wells in the field are typically longer life properties.

              Nine Mile Draw Field

              The Nine Mile Draw field is located in Reeves County, Texas, and production is derived from a low permeability fractured limestone formation. Presently, EXCO operates 1 gross (.61 net) well in the Fusselman formation, which produces from depths between 13,700 and 14,400 feet and is estimated to have a remaining reserve life of approximately 20 years.

              Southern Pine Field

              EXCO owns a nonoperated interest in 1 gross (.12 net) well in Cherokee County, Texas. Production is derived from the Travis Peak formation, which has estimated net reserves of approximately 152,453 Mcf of natural gas. Reserve estimates indicate that the present value of estimated future net reserves, discounted at 10% per annum, attributable to EXCO's interest is approximately $130,615.

TITLE TO PROPERTIES

              As is common industry practice, little or no investigation of title is made at the time of acquisition of undeveloped properties, other than a preliminary review of local mineral records. Title investigations are made, and in most cases, a title opinion of local counsel is obtained before commencement of drilling operations. EXCO believes that the methods it utilizes for investigating title prior to the acquisition of any properties are consistent with practices customary in the oil and gas industry and that such practices are adequately designed to enable EXCO to acquire good title to such properties. Some title risks, however, cannot be avoided, despite the use of customary industry practices.

              EXCO's properties are generally subject to customary royalty and overriding royalty interests, liens incident to operating agreements, liens for current taxes and other burdens and minor encumbrances, easements and restrictions, and may be mortgaged to secure indebtedness of EXCO. EXCO believes that none of these burdens either materially detract from the value of such properties or materially interfere with their use in the operation of EXCO's business. Substantially all of EXCO's properties are pledged as collateral under the Credit Facility.

OIL AND NATURAL GAS RESERVES

              On December 31, 1997, EXCO's oil and natural gas reserves included direct working interests in 47 wells in the states of Texas, Louisiana, North Dakota, Kansas and Oklahoma, as well as overriding royalties in an additional 9 wells in Texas. EXCO has no reserves offshore or outside of the United States. On December 31, 1997, approximately 61% of the present value of the estimated future net revenues attributable to EXCO's properties were attributable to proved developed reserves and approximately 39% was attributable to proved undeveloped reserves. In addition, approximately 7.5% of the proved reserves were attributable to oil and approximately 92.5% were attributable to natural gas, on a Boe basis.

              The following table summarizes EXCO's proved reserves on December 31, 1997, and was prepared in accordance with the rules and regulations of the
Commission:

                                 PROVED RESERVES
                              On December 31, 1997

Oil and Liquids (Bbls)
   Proved Producing................................................................          55,167
   Proved Behind-Pipe..............................................................           1,489
                                                                                    ---------------
         Total Proved Developed....................................................          56,656
   Proved Undeveloped..............................................................           1,460
                                                                                    ---------------
         Total.....................................................................          58,116
                                                                                    ===============

Natural Gas (Mcf)
   Proved Producing................................................................       1,241,054
   Proved Behind-Pipe..............................................................       1,099,730
                                                                                    ---------------
         Total Proved Developed....................................................       2,340,784
   Proved Undeveloped..............................................................       1,985,421
                                                                                    ---------------
         Total.....................................................................       4,326,205
                                                                                    ===============

         A significant portion of the value of the proved nonproducing reserves are in the Logansport and the Nine Mile Draw fields. There are risks associated with recovery of reserves in the nonproducing category. In addition, EXCO must incur certain costs and undertake certain risks associated with drilling and workover operations to recover these reserves.

         The reserve estimates presented as of December 31, 1997 have been prepared by Lee Keeling and Associates, Inc., independent petroleum engineers, Tulsa, Oklahoma, and are a part of their report on EXCO's oil and natural gas properties. Estimates of oil and natural gas reserves are, of necessity, projections based on engineering data and, thus, are forward-looking in nature. However, because of the uncertainties inherent in the interpretation of such data, EXCO cannot ensure that the reserves set forth herein will ultimately be realized and the actual results could differ materially. See "Supplementary Financial Data" included with EXCO's financial statements included elsewhere in this Form 10-K for additional information regarding EXCO's oil and natural gas reserves, including the present value of future net revenues. Previous reserve estimates as of March 31, 1995 reported herein were prepared by Milmac Operating Company, independent petroleum engineers, Lubbock, Texas. Previous reserve estimates as of December 31, 1995 and December 31, 1996 reported herein were prepared by Lee Keeling and Associates, Inc.

RESERVES REPORTED TO OTHER AGENCIES

         Estimates of oil and gas reserves have not been filed with or included in reports to any federal authority or agency other than the Commission.

PRODUCTION

         The following table summarizes for the periods indicated, EXCO's revenues, net production of oil (including condensate) and natural gas sold, the average sales price per unit of oil (Bbl) and natural gas (Mcf) and costs and expenses associated with the production of oil and natural gas:


                                     NINE MONTHS ENDED      FISCAL YEAR ENDED    FISCAL YEAR ENDED
                                     DECEMBER 31, 1995      DECEMBER 31, 1996    DECEMBER 31, 1997
                                    --------------------  --------------------- --------------------
Sales:
      Oil and Condensate:
   Revenue ...................          $   305,569          $   452,229          $   282,642
   Production sold (Bbls) ....               18,526               22,150               14,453
   Average sales price per Bbl                16.49                20.42                19.56
Natural Gas:
   Revenue ...................              254,275              419,719              387,334
   Production sold (Mcf) .....              181,121              224,024              181,091
   Average sales price per Mcf                 1.40                 1.87                 2.14
Costs and Expenses:
   Production costs per Boe ..                 6.84                 7.21                 7.21
   Depreciation, depletion and
     amortization per Boe ....                 1.54                 1.46                 1.41

         Total oil and gas natural revenues for the fiscal year ended December 31, 1997 decreased 23% from the prior fiscal year primarily due to decreases in production volumes resulting from the sale in 1997 of certain properties and the normal depletion of producing wells. The average sales price per barrel of oil decreased $.86, or 4%, and the average sales price per Mcf of natural gas increased $.27, or 14%, from such prices for fiscal year end December 31, 1996.

         Total oil and natural gas revenues for the fiscal year ended December 31, 1996 increased 56% from the nine month transition period ended December 31, 1995 due to both an increase in oil and natural gas prices and an increase in production volumes, resulting largely from the 3 month longer time period of fiscal 1996. The average sales price per barrel of oil increased $3.93, or 24% and the average sales price per Mcf of natural gas increased $.47, or 34%, from such prices for the nine month transition period ended December 31, 1995.

         EXCO's net production reported in the preceding table only includes production that is owned by EXCO and produced to its oil and gas interest, less royalties. Oil production for the fiscal year ended December 31, 1997 was 35% lower and natural gas production was 19% lower than for the fiscal year ended December 31, 1996. Oil production for the fiscal year ended December 31, 1996 was 16% higher and natural gas production was 24% higher than the nine month transition period ended December 31, 1995. On a Boe basis total production for the fiscal year ended December 31, 1997 decreased 25% from the fiscal year ended December 31, 1996 and total production for the fiscal year ended December 31, 1996 increased 22% from the nine month transition period ended December 31, 1995.

PRODUCTIVE WELLS

         The following table sets forth EXCO's interest in productive wells (producing wells and wells capable of production) on December 31, 1997. The total gross oil and gas wells does not include any multiple completions. On December 31, 1997, EXCO did not own an interest in any well that was being completed.


                                                          GROSS WELLS                           NET WELLS
                                              ------------------------------------ ------------------------------------
                                                 (OIL)       (GAS)       (TOTAL)      (OIL)       (GAS)       (TOTAL)
                                              ----------- -----------  ----------- ----------- -----------  -----------
Kansas......................................            0           1            1           0         .08          .08
Louisiana...................................            0           2            2           0         .96          .96
North Dakota................................            2           0            2         .07           0          .07
Oklahoma....................................            1           1            2         .02         .02          .04
Texas.......................................           25          15           40        3.16        5.45         8.61
                                              ----------- -----------  ----------- ----------- -----------  -----------
Total.......................................           28          19           47        3.25        6.51         9.76

DRILLING ACTIVITIES

         With respect to its drilling operations, EXCO plans to concentrate on lower risk, development-type properties, generally consisting of drilling to reservoirs from which production is, or formerly was, being obtained. The drilling of development wells is subject to the normal risk of dry holes, or a failure to produce oil and natural gas in commercial quantities. The degree of risk varies depending, among other things, on the distance between the well and the nearest producing well, other available geological information and the geological features of the area. In the past, EXCO has drilled higher risk, exploratory-type wells, primarily in geological basins with relatively high levels of drilling density and where adequate subsurface information in the form of well logs and seismic data was generally available to evaluate potential hydrocarbon accumulations. All drilling activities are subject to the risk of encountering unusual or unexpected formations and pressures and other conditions that may result in financial losses or liabilities to third parties or governmental entities, many of which may not be covered by insurance. The number and type of wells drilled by EXCO will vary depending on the amount of funds available for drilling, the cost of each well, the size of the fractional working interests acquired by EXCO in each well and the estimated recoverable reserves attributable to each well.

         The following table summarizes EXCO's approximate gross and net interests in the exploratory and development wells drilled during the periods indicated which refers to the number of wells (holes) completed at any time during a period, regardless of when drilling was initiated:


                                                                            EXPLORATORY WELLS
                                             --------------------------------------------------------------------------------
                                                             GROSS                                       NET
                                             -------------------------------------      -------------------------------------
                                              PRODUCTIVE      DRY        TOTAL           PRODUCTIVE      DRY         TOTAL
                                             ------------ -----------  -----------      ------------ -----------  -----------
Nine Month Transition Period
 Ended December 31, 1995...................            --           2            2               .00         .13          .13
Year ended December 31, 1996...............            --          --           --               .00         .00          .00
Year Ended December 31, 1997...............            --          --           --               .00         .00          .00

                                                                            DEVELOPMENT WELLS
                                             --------------------------------------------------------------------------------
                                                             GROSS                                       NET
                                             -------------------------------------      -------------------------------------
                                              PRODUCTIVE      DRY        TOTAL           PRODUCTIVE      DRY        TOTAL
                                             ------------ -----------  -----------      ------------ -----------  -----------
Nine Month Transition Period
 Ended December 31, 1995...................             1          --            1               .11         .00          .11
Year ended December 31, 1996...............            --          --           --               .00         .00          .00
Year Ended December 31, 1997...............             1          --            1               .12         .00          .12


         The number of wells drilled refers to the number of wells (holes) completed at any time during the fiscal year, regardless of when drilling was initiated. All drilling activities referenced in the above tables were conducted in the State of Texas. As of March 9, 1998, EXCO has committed to participate in the drilling of 1 development well in Maverick County, Texas. Drilling of this well is expected to commence by April 15, 1998.

ACREAGE

         The following table sets forth EXCO's interest in developed acreage and undeveloped acreage on December 31, 1997:


                                                  DEVELOPED ACREAGE              UNDEVELOPED ACREAGE
                                             ----------------------------     --------------------------
                                                 GROSS          NET              GROSS          NET
                                             ------------- --------------     ------------ -------------
Kansas.....................................            160             12              640            50
Louisiana..................................          1,280            616                0             0
North Dakota...............................            472             15              320             8
Oklahoma...................................            320              5                0             0
Texas......................................          5,535          2,169            7,061           869
                                             ------------- --------------     ------------ -------------
         Total.............................          7,767          2,817            8,021           927



         The primary terms of the oil and gas leases covering the majority of EXCO's undeveloped acreage expire at various dates, generally ranging from 1 to 5 years. EXCO can retain its interest in undeveloped acreage by drilling activity that establishes commercial reserves sufficient to maintain the lease. Certain of EXCO's undeveloped acreage in Texas is being "held by production," for which expiration will not occur until production ceases from all wells on the particular leases.

SALES OF PRODUCING PROPERTIES AND UNDERDEVELOPED ACREAGE

         EXCO evaluates properties on an ongoing basis to determine the economic viability of the property and whether such property enhances the objectives of EXCO. During the course of normal business, EXCO may dispose of producing properties and undeveloped acreage if EXCO believes that such disposition is in its best interests.

         In the fiscal year ended December 31, 1997, EXCO sold its interest in 3 major groups of producing oil properties in Texas and Illinois for a total of $270,000 which reduced the full cost pool accordingly. In the fiscal year ended December 31, 1996, EXCO exchanged its interest in 4 non-operated producing wells for an interest in each of 4 operated producing wells. In the nine month transition period ended December 31, 1995, EXCO sold a portion of its interest in an undeveloped lease, which reduced EXCO's basis in the lease by $28,000.

PRODUCTS, MARKETS AND REVENUES

         Oil and natural gas are the principal products currently produced by EXCO. EXCO does not refine or process the oil and natural gas that it produces. EXCO sells the oil it produces under short-term contracts at market prices in the areas in which the producing properties are located, generally at F.O.B. field prices posted by the principal purchaser of oil in such areas.

         Natural gas produced from EXCO's properties is sold under both short-term and long-term contracts to transmission and utility companies that have pipelines in the vicinity of the producing properties or that will construct pipelines to such properties. The contracts are of a type common within the industry, and a separate contract is usually negotiated for each property. Typically, EXCO's sales contracts are made for terms ranging from day-to-day up to 6 months.

         The availability of a ready market for oil and natural gas and the prices of oil and natural gas are dependent upon a number of factors that are beyond the control of EXCO. These factors include, among other things, the level of domestic production and economic activity generally, the availability of imported oil and natural gas, actions taken by foreign oil producing nations, the availability of natural gas pipelines with adequate capacity and other transportation facilities, the availability and marketing of other competitive fuels, fluctuating and seasonal demand for oil, natural gas and refined products and the extent of governmental regulation and taxation (under both present and future legislation) of the production, refining, transportation, pricing, use and allocation of oil, natural gas, refined products and substitute fuels. Accordingly, in view of the many uncertainties affecting the supply and demand for oil, natural gas and refined petroleum products, it is not possible to predict accurately the prices or marketability of the oil and natural gas from any producing well in which EXCO has or may acquire an interest.

         Oil prices have been subject to significant fluctuations over the past decade. Levels of production maintained by the Organization of Petroleum Exporting Countries ("OPEC") member nations and other major oil producing countries are expected to continue to be a major determinant of oil price movements in the future. As a result, future oil price movements cannot be predicted with any certainty. Similarly, during the past several years, the market price for natural gas has been subject to significant fluctuations on a monthly basis as well as from year to year. These frequent changes in the market price make it impossible for EXCO to predict natural gas price movements with any certainty.

         EXCO cannot provide assurance that it will be able to market all oil or natural gas that EXCO produces or, if such oil or natural gas can be marketed, that favorable price and contractual terms can be negotiated. Changes in oil and natural gas prices may significantly affect the revenues and cash flow of EXCO and the value of its oil and natural gas properties. Further, significant declines in the prices of oil and natural gas may have a material adverse effect on the business and financial condition of EXCO. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

         In certain areas in which EXCO engages in oil and natural gas production activities, the supply of oil and natural gas available for delivery from time to time exceeds the demand. During such times, companies purchasing oil and natural gas in such areas reduce the amount of oil and natural gas that they will purchase or "take." If buyers cannot be readily located for newly discovered oil and natural gas reserves, newly completed oil and natural gas wells may be shut-in for various periods of time. As a result, the over-supply of oil and natural gas in certain areas may cause EXCO to experience "take" problems or may adversely affect EXCO's ability to obtain contracts to market oil and natural gas discovered in wells in which EXCO owns an interest.

         The following table sets forth the amount of EXCO's oil sales, natural gas sales and the percent of oil and natural gas sales to total revenues for the periods indicated:

                                                                                                         PERCENT OF
                                                                                                    OIL AND GAS SALES TO
                                                                                                       TOTAL REVENUES
                                                                                                   -----------------------
                                                                      NATURAL      TOTAL OIL AND
PERIOD ENDED                                          OIL SALES      GAS SALES       GAS SALES         OIL         GAS
--------------------------------------------------- -------------- -------------  ---------------  ----------- -----------
Nine Month Transition Period  December 31, 1995....     $  306,000    $  254,000       $  560,000      48%         40%
Year Ended December 31, 1996.......................        452,000       420,000          872,000      50%         46%
Year Ended December 31, 1997.......................        283,000       387,000          670,000      41%         55%

         In February 1996, EXCO changed its fiscal year from a March 31 year end to a December 31 year end, resulting in a short year of 9 months for the transition period ended December 31, 1995. The comparability of most of the year to year comparisons in this report is affected by the fact that the nine month transition period ended December 31, 1995 is 3 months shorter than the full fiscal years ended December 31, 1996 and December 31, 1997.

DELIVERY COMMITMENTS

         EXCO is not presently obligated to provide a fixed and determinable quantity of oil or natural gas under any existing contract or agreement.

CUSTOMERS

         During the fiscal year ended December 31, 1997, sales of oil and gas to 3 purchasers, Scurlock Permian Corporation, Delhi Gas Pipeline Corporation, and Aurora Natural Gas, L.L.C., accounted for 22%, 19%, and 14%, respectively, of EXCO's total revenues. During the fiscal year ended December 31, 1996, sales of oil and gas to 2 purchasers, Scurlock Permian Corporation and Delhi Gas Marketing Corp., accounted for 26% and 15%, respectfully, of EXCO's total revenues. During the nine month period ended December 31, 1995, sales of oil and natural gas to 3 purchasers, Scurlock Permian Corporation, Delhi Gas Marketing Corp., and Pride Pipeline Company, accounted for 20%, 13%, and 10%, respectively, of EXCO's total revenues. Although the loss of any one of EXCO's oil and natural gas purchasers could temporarily cease or delay EXCO's production and sale of its oil and natural gas in the purchasers' particular service area, EXCO believes it would be able, under current economic circumstances, to contract with other purchasers for its oil and natural gas production.

COMPETITION

         The oil and natural gas industry is highly competitive. EXCO encounters strong competition from other independent operators and from major oil companies in acquiring properties, in contracting for drilling equipment and in securing trained personnel. Many of these competitors have financial resources and staffs substantially larger than those available to EXCO.

         Exploitation and production of oil and natural gas is also affected by competition for drilling rigs and the availability of tubular goods and certain other equipment. While the oil and natural gas industry has experienced shortages of drilling rigs and equipment, pipe and personnel in the past, EXCO is not presently experiencing any shortages and does not foresee any such shortages in the near future. EXCO is unable to predict how long current market conditions will continue.

         Competition for attractive oil and natural gas producing properties, undeveloped leases and drilling rights is also strong, and EXCO cannot provide assurance that it will be able to compete satisfactorily in the acquisition of such properties. Many major oil companies have publicly indicated their decisions to concentrate on overseas activities and have been actively marketing certain of their existing producing properties for sale to independent producers. There can be no assurance that EXCO will be successful in acquiring any such properties.

REGULATION

         General

         EXCO's operations are affected from time to time in varying degrees by political developments and federal and state laws and regulations. In particular, oil and natural gas production operations and economics are or have been affected by price control, tax and other laws relating to the oil and natural gas industry, by changes in such laws and by changing administrative regulations. There are currently no price controls on oil, condensate or NGLs. To the extent price controls remain applicable after the enactment of the Natural Gas Wellhead Decontrol Act of 1989, EXCO is of the opinion that such controls will not have a significant impact on the prices received by EXCO for natural gas produced in the near future.

         Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual members, compliance with which is often difficult and costly and certain of which carry substantial penalties for the failure to comply. EXCO cannot predict how existing regulations may be interpreted by enforcement agencies or the courts, nor whether amendments or additional regulations will be adopted, nor what effect such interpretations and changes may have on EXCO's business or financial condition.

         Natural Gas Regulation

         Historically, interstate pipeline companies generally acted as wholesale merchants by purchasing natural gas from producers and reselling the natural gas to local distribution companies and large end users. Commencing in late 1985, the Federal Energy Regulatory Commission (the "FERC") issued a series of orders that have had a major impact on interstate natural gas pipeline operations, services, and rates, and thus have significantly altered the marketing and price of natural gas. The FERC's key rule making action, Order No. 636 ("Order 636"), issued in April 1992, required each interstate pipeline to, among other things, "unbundle" its traditional bundled sales services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and standby sales and natural gas balancing services), and to adopt a new rate making methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes natural gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers, such as EXCO; however, pipeline companies and their affiliates were not required to remain "merchants" of natural gas, and most of the interstate pipeline companies have become "transporters only." In subsequent orders, the FERC largely affirmed the major features of Order 636 and denied a stay of the implementation of the new rules pending judicial review. By the end of 1994, the FERC had concluded the Order 636 restructuring proceedings, and, in general, accepted rate filings implementing Order 636 on every major interstate pipeline. However, even through the implementation of Order 636 on individual interstate pipelines is essentially complete, many of the individual pipeline restructuring proceedings, as well as Order 636 itself and the regulations promulgated thereunder, are subject to pending appellate review and could possibly be changed as a result of future court orders. EXCO cannot predict whether the FERC's orders will be affirmed on appeal or what the effects will be on its business.

         In recent years the FERC also has pursued a number of other important policy initiatives which could significantly affect the marketing of natural gas. Some of the more notable of these regulatory initiatives include (i) a series of orders in individual pipeline proceedings articulating a policy of generally approving the voluntary divestiture of interstate pipeline owned gathering facilities by interstate pipelines to their affiliates (the so-called "spin down" of previously regulated gathering facilities to the pipeline's nonregulated affiliate), (ii) the completion of a rule making involving the regulation of pipelines with marketing affiliates under Order No. 497, (iii) the FERC's ongoing efforts to promulgate standards for pipeline electronic bulletin boards and electronic data exchange, (iv) a generic inquiry into the pricing of interstate pipeline capacity, (v) efforts to refine the FERC's regulations controlling operation of the secondary market for released pipeline capacity, and (vi) a policy statement regarding market based rates and other non-cost-based rates for interstate pipeline transmission and storage capacity. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin downs," may have the adverse effect of increasing the cost of doing business on some in the industry as a result of the monopolization of those facilities by their new, unregulated owners. The FERC has attempted to address some of these concerns in its orders authorizing such "spin downs," but it remains to be seen what effect these activities will have on access to markets and the cost to do business. As to all of these recent FERC initiatives, the ongoing, or in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on EXCO's business.

         EXCO owns, directly or indirectly, certain natural gas facilities that it believes meet the traditional tests the FERC has used to establish a company's status as a gatherer not subject to FERC jurisdiction under the Natural Gas Act of 1938 (the "NGA"). Moreover, recent orders of the FERC have been more liberal in their reliance upon or use of the traditional tests, such that in many instances, what was once classified as "transmission" may now be classified as "gathering." EXCO transports its own natural gas through these facilities. EXCO also transports certain of its natural gas through gathering facilities owned by others, including interstate pipelines. With respect to item
(i) in the preceding paragraph, on May 27, 1994, the FERC issued orders in the context of the "spin off" or "spin down" of interstate pipeline owned gathering facilities. A "spin off" is a FERC approved sale of such facilities to a non-affiliate. A "spin down" is the transfer by the interstate pipeline of its gathering facilities to an affiliate. A number of spin offs and spin downs have been approved by the FERC and implemented. The FERC held that it retains jurisdiction over gathering provided by interstate pipelines, but that it generally does not have jurisdiction over pipeline gathering affiliates, except in the event of affiliate abuse (such as actions by the affiliate undermining open and nondiscriminatory access to the interstate pipeline). These orders require nondiscriminatory access for all sources of supply, prohibit the tying of pipeline transportation service to any service provided by the pipeline's gathering affiliate, and require the new gathering company to submit a "default" contract if a satisfactory contract cannot be mutually agreed upon by the interstate pipeline and its existing customers. Several petitions for rehearing of the FERC's May 27, 1994, orders were filed. On November 30, 1994, the FERC issued a series of rehearing orders largely affirming the May 27, 1994, orders. The FERC clarified that "default" contracts are intended to serve only as a transition mechanism to prevent arbitrary termination of gathering service to existing customers. Also, the FERC now requires interstate pipelines to not only seek authority under Section 7(b) of the NGA to abandon certificated facilities, but also to seek authority under Section 4 of the NGA to terminate service from both certificated and uncertificated facilities. On December 31, 1994, an appeal was filed with the U.S. Court of Appeals for the D.C. Circuit to overturn 3 of the FERC's November 30, 1994, orders. EXCO cannot predict what the ultimate effect of the FERC's orders pertaining to gathering will have on its production and marketing, or whether the Appellate Court will affirm the FERC's orders on these matters.

         Federal Taxation

         The federal government may propose tax initiatives that affect the oil and natural gas industry, including EXCO. Due to the preliminary nature of these proposals, EXCO is unable to determine what effect, if any, the proposals would have on product demand or EXCO's results of operations.

         State Regulation

         The various states in which EXCO conducts activities regulate the drilling, operation and production of oil and natural gas wells, such as the method of developing new fields, spacing of wells, the prevention and clean-up of pollution, and maximum daily production allowables based on market demand and conservation considerations.

         Environmental Regulation

         EXCO's exploration, development and production of oil and gas, including its operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. EXCO's domestic activities are subject to a variety of environmental laws and regulations, including, but not limited to, the Oil Pollution Act of 1990 ("OPA"), the Clean Water Act ("CWA"), the Comprehensive Environmental Response,

Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Air Act ("CAA") and the Safe Drinking Water Act ("SDWA"), as well as state regulations promulgated under comparable state statutes. EXCO also is subject to regulations governing the handling, transportation, storage and disposal of naturally occurring radioactive materials that are found in its oil and gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species and impose substantial liabilities for cleanup of pollution.

         Under the OPA, a release of oil into water or other areas designated by the statue could result in EXCO being held responsible for the costs of remediating such a release, certain OPA specified damages and natural resource damages. The extent of that liability could be extensive, as set forth in the statute, depending on the nature of the release. A release of oil in harmful quantities or other materials into water or other specified areas could also result in EXCO being held responsible under the CWA for the cost of remediation, and civil and criminal fines and penalties.

         CERCLA and comparable state statutes, also known as "Superfund" laws, can impose joint and several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a "hazardous substance" into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including, but not limited to, crude oil, gas and natural gas liquids from the definition of hazardous substance, EXCO's operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

         RCRA and comparable state and local requirements impose standards for the management, including treatment, storage and disposal of both hazardous and nonhazardous solid wastes. EXCO generates hazardous and nonhazardous solid waste in connection with its routine operations. From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during pipeline, drilling and production operations, as "hazardous wastes" under RCRA which would make such solid wastes subject to must more stringent handling, transportation, storage, disposal and clean-up requirements. This development could have a significant impact on EXCO's operating costs. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact.

         Because oil and gas exploration and production, and possibly other activities, have been conducted at some of EXCO's properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances require remediation. In addition, EXCO has agreed to indemnify Sellers of producing properties from whom EXCO has acquired reserves against certain liabilities for environmental claims associated with such properties. While EXCO does not believe the costs to be incurred by EXCO for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

         Additionally, in the course of EXCO's routine oil and gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, and EXCO incurs costs for waste handling and environmental compliance. Moreover, EXCO is able to control directly the operations of only those wells for which it acts as the operator. Notwithstanding EXCO's lack of control over wells owned by EXCO but operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributable to EXCO.

         It is not anticipated that EXCO will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, EXCO is unable to predict the ultimate cost of compliance. There can be no assurance that more stringent laws and regulations protecting the environment will not be adopted or that EXCO will not otherwise incur material expenses in connection with environmental laws and regulations in the future.

         Other Proposed Legislation

         In the past, Congress has been very active in the area of natural gas regulation. Legislative proposals are pending in various states which, if enacted, could significantly affect the petroleum industry. EXCO cannot predict which proposals, if any, may actually be enacted by Congress or any of the state legislatures, and what impact, if any, such proposals may have on EXCO's operations.

EMPLOYEES

         As of December 31, 1997, EXCO employed 7 persons of which 1 was involved in field operations and 6 were engaged in office and administrative activities. None of EXCO's employees are represented by unions or covered by collective bargaining agreements. To date, EXCO has not experienced any strikes or work stoppages due to labor problems and considers its relations with its employees to be good. EXCO also utilizes the services of independent consultants on a contract basis.

EXECUTIVE OFFICERS

         Douglas H. Miller, 50, was elected Chairman and Chief Executive Officer of EXCO in December 1997. Mr. Miller was Chairman of the Board and Chief Executive Officer of Coda Energy, Inc. ("Coda") from October 1989 until November 1997 and served as a director of Coda from 1987 until November 1997. Mr. Miller also served as president of a securities broker-dealer which Mr. Miller sold in 1993.

         T.W. Eubank, 55, was elected President, Chief Financial Officer (he resigned as Chief Financial Officer on December 31, 1997), treasurer and a director of EXCO in December 1997. Mr. Eubank was a consultant to various private companies from February 1996 to December 1997. Mr. Eubank was elected President and Chief Operating Officer of Coda in March 1985, Chief Executive Officer in July 1987 (and resigned as Chief Operating Officer at the same time) and Chief Financial Officer in September 1989. He became Chief Operating Officer of Coda in October 1989 and resigned from his position as Chief Executive Officer at the same time. In October 1993, he resigned from his position as Chief Financial Officer. Mr. Eubank served as President of Coda until February 1996. He was a director of Coda from 1981 until February 1996 and served as Vice President and Chief Financial Officer of Coda from 1981 to March 1985.

         J. Douglas Ramsey, 37, was elected Vice President and Chief Financial Officer of EXCO on December 31, 1997. Dr. Ramsey most recently was Financial Planning Manager of Coda and has worked in various capacities for Coda from 1992 until 1997. Dr. Ramsey served as Chief Executive Officer of an auto parts distributor from May 1994 to February 1996. Currently, Dr. Ramsey teaches finance at Southern Methodist University. He has taught as an adjunct professor at various universities over the past 14 years.

         Richard E. Miller, 43, became General Counsel and General Land Manager and was elected Secretary of EXCO in December 1997. Richard E. Miller was a senior partner and head of the Energy Section of Gardere & Wynne, L.L.P. from December 1991 to September 1994. Richard E. Miller practiced law as a sole practitioner from September 1994 to December 1997.

GLOSSARY OF SELECTED OIL AND NATURAL GAS TERMS

         The following are abbreviations and definitions of certain terms commonly used in the oil and natural gas industry and this Prospectus.

         "Bbl." One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

         "Boe." Barrel oil equivalents.

         "COMPLETED WELL." The completion of a well or a completed well refers to the installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

         "DEVELOPED ACREAGE." Acreage spaced or assignable to productive wells.

         "DEVELOPMENT WELL." A well drilled within the proven boundaries of an oil or natural gas reservoir with the intention of completing the stratigraphic horizon known to be productive.

         "DRY HOLE." An exploratory or development well found to be incapable of producing either oil and natural gas in sufficient economic quantities to justify completion of a well.

         "EXPLORATORY WELL." A well drilled within no proven boundaries of an oil or natural gas reservoir.

         "GROSS ACRE." An acre in which a working interest is owned.

         "GROSS WELL(S)." A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which working interests are owned.

         "INFILL DRILLING." Drilling of a well between known producing wells to better exploit the reservoir.

         "Mcf." One thousand cubic feet of natural gas.

         "NET ACRE(S)." A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The total of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and percentages thereof.

         "NET WELL(S)." A net well is deemed to exist when the sum of the fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and percentages thereof.

         "OVERRIDING ROYALTY INTEREST." An interest in an oil and/or natural gas property entitling the owner to a share of oil and natural gas production free of costs of production.

         "PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES." The present value of estimated future net revenues is an estimate of future net revenues from a property at its acquisition date, at December 31, 1997, or as otherwise indicated, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. The future net revenues have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the net revenue stream and should not be construed as being the fair market value of the properties. Estimates have been made using constant oil and natural gas prices and operating costs at the acquisition date, at December 31, 1997, or as otherwise indicated. EXCO believes that the present value of estimated future net revenues before income taxes, while not in accordance with generally accepted accounting principles, is an important financial measure used by investors and independent oil and natural gas producers for evaluating the relative significance of oil and natural gas properties and acquisitions.

         "PRODUCING WELL," "PRODUCTION WELL" OR "PRODUCTIVE WELL." A well that is producing oil or natural gas or that is capable of production.

         "PROVED BEHIND-PIPE." Proved reserves that are currently behind the pipe of an existing well that are expected to be productive due to the wells log characteristics and the analogous production of other wells in the immediate vicinity.

         "PROVED DEVELOPED RESERVES." Proved developed reserves are those quantities of oil, natural gas and NGLs that, upon analysis of geological and engineering data, are expected with reasonable certainty to be recoverable in the future from known oil and natural gas reservoirs under existing economic and operating conditions. This classification includes: (a) proved developed producing reserves, which are those expected to be recovered from currently producing zones under continuation of present operating methods; and (b) proved developed nonproducing reserves, which consist of (i) reserves from wells that have been completed and tested but are not yet producing due to lack of market or minor completion problems that are expected to be corrected, and (ii) reserves currently behind the pipe in existing wells which are expected to be productive due to both the well log characteristics and analogous production in the immediate vicinity of the well.

         "PROVED NONPRODUCING RESERVES." Proved nonproducing reserves include proved behind-pipe reserves and proved undeveloped reserves.

         "PROVED RESERVES." The estimated quantities of crude oil, natural gas and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

         "PROVED UNDEVELOPED RESERVES." Proved reserves that may be expected to be recovered from existing wells that will require a relatively major expenditure to develop or from undrilled acreage adjacent to productive units that are reasonably certain of production when drilled.

         "UNDEVELOPED ACREAGE." As defined by the Commission, undeveloped acreage is considered to be lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

         "WORKING INTEREST." The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and to a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploitation, development and operations and all risks in connection herewith.


ITEM 2.       PROPERTIES

GENERAL

         EXCO leases approximately 5,620 square feet of office space in Dallas, Texas, for its corporate offices. The lease is for 2 years and requires a monthly rental payment of approximately $6,440. EXCO considers this space adequate for its present needs. EXCO also has a small field office and yard in Pecos County, Texas.

OTHER

         For a description of EXCO's oil and natural gas properties, oil and gas reserves, acreage, wells, production and drilling activity, see "Business."


ITEM 3.       LEGAL PROCEEDINGS

         EXCO is not presently party to, nor is any of its property the subject of, any material pending legal proceedings other than routine litigation incidental to EXCO's business.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the last 3 months of the fiscal year ended December 31, 1997, no matter was submitted by EXCO to a vote of its shareholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              SHAREHOLDER MATTERS

MARKET INFORMATION

         EXCO's Common Stock is currently quoted on the OTC under the symbol "EXCO," but there is limited trading in the Common Stock. The following table sets forth the high and low bid prices from January 1, 1996 through December 31, 1997, based upon quotations periodically published on the OTC. The price quotations below have been adjusted to estimate the effect of the one-for-five reverse stock split of the Common Stock in the case of quotations for periods prior to July 19, 1996, the effective date of the stock split. All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.


                                                                                  HIGH        LOW
                                                                               ---------   ---------
Calendar Year ended December 31, 1996
         First Quarter.....................................................    $    2.50   $    1.56
         Second Quarter....................................................         2.50        1.56
         Third Quarter.....................................................         2.75        2.00
         Fourth Quarter....................................................         2.75        2.75

Calendar Year Ended December 31, 1997
         First Quarter.....................................................    $    3.50  $     2.75
         Second Quarter....................................................         2.88        2.75
         Third Quarter.....................................................         2.88        2.75
         Fourth Quarter....................................................         3.13        2.75

         The bid price for the Common Stock was $3.25 on March 6, 1998. The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         EXCO is attempting to comply with certain listing criteria, including minimum equity, share price, public float and market maker requirements and intends to apply for inclusion of its Common Stock on The Nasdaq Stock Market National Market ("Nasdaq National Market") or Small Cap Market when EXCO is able to satisfy such requirements. EXCO cannot insure that it will be successful in any application to have the Common Stock quoted on The Nasdaq National Market or Small Cap Market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

SHAREHOLDERS

         According to the records of EXCO's transfer agent, there were 1,699 holders of record of the Common Stock on March 6, 1998 (including nominee holders such as banks and brokerage firms who hold shares for beneficial holders).

DIVIDENDS

         EXCO has not paid any cash dividends on its Common Stock, and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In addition, EXCO's Credit Facility currently prohibits it from paying dividends. EXCO anticipates that any income generated in the foreseeable future will be retained for the development and expansion of its business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, restrictions in EXCO's Credit Facility, business conditions, the financial condition of EXCO and other factors that the Board of Directors deems relevant.

ITEM 6.       SELECTED FINANCIAL DATA

         The following table presents selected historical financial data for EXCO. The financial data should be read in conjunction with EXCO's financial statements, the notes thereto and the other financial information, including pro forma information, included elsewhere herein. In the opinion of management of EXCO, the data presented reflect all adjustments considered necessary for a fair presentation of the results for such periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere herein.

                                                                                    NINE MONTH
                                                                                    TRANSITION
                                                         FISCAL YEAR ENDED         PERIOD ENDED            FISCAL YEAR ENDED
                                                             MARCH 31,              DECEMBER 31,              DECEMBER 31,
                                                      -----------------------      --------------       ------------------------
                                                      1994 (1)        1995 (1)        1995 (1)          1996 (1)        1997
                                                      --------        --------     --------------       --------        --------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues:
   Oil and natural gas ......................         $   715         $   626          $   560          $   872          $   670
   Other ....................................             127             105               76               39               28
                                                      -------         -------          -------          -------          -------

        Total revenues ......................             842             731              636              911              698

Costs and expenses:
   Oil and natural gas production ...........             459             403              333              429              322
   General and administrative ...............             208             371              366              373              486
   Depreciation, depletion and amortization .              80              81               92              114               84
   Interest expense .........................               5               4                5               18               11
   Other (2) ................................              --              --               --              303               --
                                                      -------         -------          -------          -------          -------

        Total expenses ......................             752             859              796            1,237              903
                                                      -------         -------          -------          -------          -------

Income (loss) before income taxes ...........              90            (128)            (160)            (326)            (205)
Income taxes ................................              --              --               --               --               --
                                                      -------         -------          -------          -------          -------

Net income (loss) ...........................         $    90         $  (128)         $  (160)         $  (326)         $  (205)
                                                      =======         =======          =======          =======          =======

Net income (loss) per share (3)(4) ..........         $   .15         $  (.20)         $  (.24)         $  (.43)         $  (.25)
                                                      =======         =======          =======          =======          =======

Weighted average common and common equivalent
   shares outstanding .......................             585             655              675              765              806


                                              MARCH 31,                          DECEMBER 31,
                                      -----------------------       --------------------------------------
                                        1994           1995           1995           1996           1997
                                      --------       --------       --------       --------       --------
Balance Sheet Data:
   Current assets ............         $  456         $  577         $  582         $  373         $  727
   Oil and gas properties, net            669            785            820            749            473
   Total assets ..............          1,210          1,439          1,511          1,226          1,270
   Current liabilities .......            418            653            861            658            328
   Long-term debt ............             19             16             40             36             15
   Stockholders' equity ......            773            770            610            532            927

------------------
(1) The data for all prior years has been restated to reflect the change in EXCO's method of accounting for oil and gas operations to the full cost method of accounting. See Note 2 to the Company's Financial Statements. As a result of the change in the accounting method, net income has been increased by $44,000 ($0.07 per share) for the year ended March 31, 1994; the net loss for the year ended March 31, 1995, the nine month period ended December 31, 1995, and the year ended December 31, 1996, has been decreased $40,000 ($0.06 per share), $184,000 ($0.27 per share) and by $3,000 ($0.00 per share), respectively.
(2) The $303,000 expense in fiscal 1996 represents the legal, accounting and other expenses associated with the attempted acquisition by EXCO of Taurus Energy Corp.
(3) Per share data has been restated to reflect the one-for-five reverse stock split effective July 19, 1996. The adoption of Financial Accounting Standards Board No. 128, Earnings per Share, did not have a material impact on Earnings per Share amounts.
(4) EXCO has not declared nor paid any dividends during any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Comparison of Year Ended December 31, 1996  and December 31, 1997

         Revenues. Oil and gas sales decreased $202,000, or 23%, to $670,000 for the fiscal year ended December 31, 1997 from $872,000 for the fiscal year ended December 31, 1996. The decrease was due primarily to the sale during 1997 of certain non-strategic oil and gas properties which lead to decreased production volumes. Oil and gas prices for 1997 were 4% lower and 14% higher, respectively, than such prices in 1996. Oil and gas sales volumes for 1997 decreased 35% and 19%, respectively, from 1996 as a result of property sales and the continued depletion of existing properties.

         Other income for the fiscal year ended December 31, 1997 was $38,000 as compared to $39,000 for the fiscal year ended December 31, 1996. This income primarily includes well supervision fees and interest income. Prior years have been restated to reflect a change in classification of fees from overhead charges billed to working interest owners, including EXCO. These overhead charges have previously been recorded as management fee revenue and are now recorded as a reduction in general and administrative expenses.

         Costs and Expenses. EXCO's costs and expenses decreased $334,000, or 27%, to $903,000 for the fiscal year ended December 31, 1997 from $1,237,000 for the fiscal year ended December 31, 1996. This decrease was due primarily to expenses of $303,000 incurred in 1996 in connection with EXCO's attempted acquisition of Taurus Energy Corp. Oil and gas production costs decreased $107,000 to $322,000 for 1997 from $429,000 in 1996 as a result of the property sales, and general and administrative expenses increased $113,000 to $486,000 in 1997 from $373,000 in 1996 due to various increases in office expenses and a reduction in billed salary reimbursement as a result of the disposition of a certain oil property.

         In 1997, EXCO changed its method of accounting for oil and gas properties from successful efforts to the full cost method of accounting. Prior years have been restated to reflect this change in accounting method as though EXCO had been using the full cost method for all periods being compared. Effective December 31, 1997, EXCO effected a quasi-reorganization through the application of $8,799,000 of its additional paid-in capital account to eliminate its accumulated deficit.

         Net Income (Loss). Net loss for the fiscal year ended December 31, 1997 was $205,000, or $.25 per share, compared to a loss of $326,000, or $.43 per share, for the fiscal year ended December 31, 1996. This $121,000 decrease was primarily the result of a decrease in revenues being partially offset by a decrease in expenses as more fully described above.

         Comparison of Nine Month Transition Period Ended December 31, 1995 and the Fiscal Year Ended December 31, 1996

         Comparative Periods. On February 13, 1996, EXCO changed its fiscal year end from March 31 to December 31. As a result, the following comparison is between the fiscal year ended December 31, 1996 and the nine month transition period ended December 31, 1995.

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

         Management fees and other income decreased $37,000, or 49%, to $39,000 for the fiscal year ended December 31, 1996 from $76,000 in the nine month transition period ended December 31, 1995. Management fees and other income primarily include well supervision fees and interest income. The decrease was due primarily to a lower level of operated drilling and maintenance activities.

         Costs and Expenses. EXCO's costs and expenses increased $441,000, or 55%, to $1,237,000 for the fiscal year ended December 31, 1996 from $796,000 for the nine month transition period ended December 31, 1995. This increase was due primarily to the costs, including financing and acquisition costs, incurred in connection with the abandonment of EXCO's proposed acquisition of Taurus Energy Corp.

         Net Income (Loss). Net loss for the fiscal year ended December 31, 1996 was $326,000, or $.43 per share, compared to a loss of $160,000, or $0.24 per share, for the nine month transition period ended December 31, 1995. This $166,000 decrease was primarily the result of an increase in revenues being partially offset by an increase in expenses as more fully described above.

QUASI-REORGANIZATION

         Effective December 31, 1997, EXCO effected a quasi-reorganization through the application of $8,799,000 of its additional paid-in capital account to eliminate its accumulated deficit. EXCO's Board of Directors decided to effect a quasi-reorganization given the change in management in December 1997, the infusion of new equity capital in December 1997 and an expected increase in acquisition, exploitation and development activities. Based on these factors and establishment of a strategic growth plan, EXCO's Board of Directors and management felt that the reflection of prior losses on EXCO's balance sheet would not be meaningful in presenting the financial position of EXCO. EXCO's accumulated deficit was primarily related to past operations and properties that have been disposed of. The historical carrying values of EXCO's assets and liabilities of the Company were not adjusted in connection with the quasi-reorganization.

CHANGE IN METHOD OF ACCOUNTING FOR OIL AND NATURAL GAS OPERATIONS

In the fourth quarter of 1997, the Company changed from the successful efforts method to the full cost method of accounting for its oil and gas operations. All prior year's financial statements presented herein have been restated to reflect the change.

During the past ten years, the Company has incurred minimal exploration and acquisition costs, has liquidated substantially all its properties and completed "out of court" debt restructurings. Recently there was a change in control of ownership of the Company and new management was appointed. New management views the Company as a new company and believes the past operations are insignificant and not relevant to the Company's future plans.

New management believes that the change in accounting for oil and gas properties is to a preferable method because the full cost method will more appropriately reflect the Company's future operations which will result from the significant management changes at the Company. Further, new management does not believe that the use of the successful efforts method of accounting is appropriate for a small to medium size acquisition, development and exploitation company.

and natural gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and natural gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the SEC PV-10 of estimated future net cash flow from proved reserves of oil and natural gas, and the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged against earnings. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date even if oil or gas prices increase.

LIQUIDITY AND CAPITAL RESOURCES

         General

         EXCO's working capital on December 31, 1997 was $399,000 compared to a negative $285,000 on December 31, 1996. This $684,000 increase in working capital resulted primarily from the sale of Common Stock to 2 individuals in 1997 for net proceeds of $600,000. In addition, EXCO sold certain non-strategic oil and natural gas properties in 1997 in order to generate working capital. EXCO's working capital on December 31, 1996 was a negative $285,000 compared to a negative $279,000 on December 31, 1995. This $6,000 decrease in working capital resulted from the utilization of Company funds for the costs associated with the attempted acquisition of Taurus Energy Corp. being partially offset by the capital received upon the exercise of a stock option to purchase 120,000 shares of Common Stock by a director of EXCO during the first quarter of 1996. The option exercise resulted in $225,000 in cash for EXCO. This addition to working capital was utilized primarily to pay off EXCO's short-term note payable in the second quarter of 1996.

         Long-Term Debt

         On December 31, 1997, EXCO had long-term debt (excluding current maturities) of $15,000. EXCO's $150,000 note payable on December 31, 1996 was paid in full in the second quarter of 1997 through the proceeds received from the sale of an oil and natural gas property. This note payable amount had been borrowed from a bank to fund the costs associated with the attempted acquisition of Taurus Energy Corp.

         Sale of Equity

         On December 31, 1997, Messrs. Eubank and Ellis, purchased 200,000 shares (100,000 shares each) of EXCO's Common Stock at $3.00 per share, thus generating $600,000 in cash for EXCO. These proceeds will be primarily used for working capital and general corporate purposes.

         New Credit Facility

         On February 11, 1998, EXCO entered into the Credit Facility. The Credit Facility provides for borrowings up to $50 million, subject to borrowing base limitations.

         The Credit Facility consists of a regular revolver which on February 13, 1998, had a borrowing base of $2.2 million. On February 13, 1998, approximately $1.6 million was available to be borrowed under the Credit Facility. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the Credit Facility are secured by a first lien deed of trust providing a security interest in tangible and intangible assets representing at least 90% of the assessed present value of EXCO's oil and natural gas properties.

         The Credit Facility provides that if EXCO's aggregate outstanding indebtedness is less than $5,000,000, advances will bear interest at 1.5% over the appropriate LIBOR rate. If the aggregate outstanding indebtedness is greater than $5,000,000, then advances will bear interest at 1.0% over LIBOR if the borrowing base usage is less than 50%, 1.25% over LIBOR if the borrowing base usage is between 50-70%, 1.5% over LIBOR if the borrowing base usage is between 70-90%, and 1.75% over LIBOR if the borrowing base usage exceeds 90%. The Credit Facility also permits EXCO to repay and reborrow amounts under the Credit Facility without any penalty, thereby allowing EXCO the flexibility to utilize any available cash to reduce its outstanding indebtedness and thus, its costs of borrowed funds.

         Under the terms of the Credit Facility, EXCO must not permit its Current Ratio (as defined) of Consolidated Current Assets (as defined) to its Consolidated Current Liabilities (as defined) to be less than 1.0 to 1.0 at any time. Furthermore, EXCO must not permit its Consolidated Tangible Net Worth (as defined) to be less than $500,000 at any time between February 11, 1998 and March 31, 1999. In addition, by March 31, 1999, EXCO's Consolidated Tangible Net Worth must increase by 50% of EXCO's Consolidated Net Income (as defined) for the fiscal quarter then ended and for every fiscal quarter thereafter must increase by 50% of EXCO's Consolidated Net Income for the fiscal quarter then ended.

         No principal amortization shall be required during the Credit Facility period as long as the aggregate principal balance does not exceed the borrowing base then in effect. However, if a borrowing base deficiency exists after giving effect to the redetermination, then EXCO must either (a) eliminate such borrowing base deficiency by making a single mandatory prepayment of principal on the revolving loan in an amount equal to the entire amount of such borrowing base deficiency on the first monthly date following the date on which such borrowing base deficiency is determined to exist, (b) eliminate such deficiency by making 6 consecutive mandatory prepayments of principal on the revolving loan each of which shall be in the amount of one sixth (1/6th) of the amount of such borrowing base deficiency commencing on the first monthly date following the date on which such borrowing base deficiency is determined to exist and continuing on each monthly date thereafter, or (c) eliminate such borrowing base deficiency by submitting additional mineral interests to banks on the first monthly date following the date on which such borrowing base deficiency is determined to exist for evaluation as borrowing base properties which banks, in their sole discretion, determine have a value sufficient to increase the borrowing base by at least the amount of the borrowing base deficiency. If by the first scheduled borrowing base redetermination EXCO has not raised a minimum of $10.0 million in additional cash equity, then, beginning July 20, 1998 and on the twentieth day of each month thereafter, EXCO will be required to amortize the then outstanding debt balance by applying 75% of the previous month's net revenues to the Credit Facility. The Credit Facility matures on February 11, 2000.

         EXCO's next borrowing base redetermination is scheduled for no later than July 1, 1998, and semi-annually thereafter. EXCO may seek additional borrowing capacity at that time for its development drilling program. However, there is no assurance that the current development program will result in increased collateral values or that such values will enable EXCO to borrow the funds needed to continue the program.

         The Credit Facility contains a number of covenants affecting EXCO's liquidity and capital resources, including restrictions on EXCO's ability to incur indebtedness at any time in an amount exceeding $100,000 or to pledge assets outside of the Credit Facility, EXCO's maintenance of a minimum net worth and restrictions on the payment of dividends on EXCO's capital stock.

         Need to Raise Additional Capital

         The growth of EXCO's business will require substantial capital on a continuing basis. There is no assurance that any such required additional funds would be available on satisfactory terms and conditions, if at all. There is also no assurance that EXCO will not pursue, from time to time, opportunities to acquire oil and natural gas properties and businesses that may utilize the capital currently expected to be available for its present operations. The amount and timing of EXCO's future capital requirements, if any, will depend upon a number of factors, including drilling costs, transportation costs, equipment costs, marketing expenses, staffing levels and competitive conditions, and any purchases or dispositions of assets, many of which are not within EXCO's control. Failure to obtain any required additional financing could materially adversely affect the growth, cash flow and earnings of EXCO. In addition, EXCO's pursuit of additional capital could result in the incurrence of additional debt or potentially dilutive issuances of additional equity securities.

INFLATION AND CHANGING PRICES

         The impact of inflation, as always, is difficult to assess. In 1997 and through the first quarter of 1998, EXCO has experienced a weakness in prices received for its oil and natural gas production. EXCO cannot anticipate whether the present level of inflation will remain, however, a sudden increase in inflation and/or an increase in operating costs or drilling costs coupled with a continuation of low oil prices could have an adverse effect on the operations of EXCO.

YEAR 2000 COMPLIANCE

         EXCO's management has conducted a review of its information systems and related data-processing activities to assess its exposure to the Year 2000 issue. As a result, EXCO recently purchased an oil and gas based software system which is Year 2000 compliant. The Year 2000 compliant version of this software is in use at other oil and gas companies currently. EXCO expects this software to be installed and operational on or before May 31, 1998.

         EXCO currently uses Year 2000 compliant engineering evaluation software for acquisition analysis, as well as internal engineering applications. EXCO's spreadsheet and word processing software is also Year 2000 compliant.

         EXCO has potential Year 2000 exposure with regard to its third party relationships and services including its bank and bank accounts, payroll processing which is outsourced, and other vendor and/or service providers who utilize computers. Though EXCO has no control over Year 2000 compliance implementation by these parties, EXCO has inquired and been assured that all of EXCO's service providers are currently or will be Year 2000 compliant.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              EXCO RESOURCES, INC.

                              FINANCIAL STATEMENTS

                       Nine Months Ended December 31, 1995
                   and Years Ended December 31, 1996 and 1997


                                    CONTENTS


Audited Financial Statements
     Report of Independent Auditors.......................................................................       33
     Balance Sheets.......................................................................................       35
     Statements of Operations.............................................................................       36
     Statements of Cash Flows.............................................................................       37
     Statements of Changes in Stockholders' Equity........................................................       38
     Notes to Financial Statements........................................................................       39

Pro Forma Combined Condensed Financial Statements (unaudited)
     Pro Forma Combined Condensed Balance Sheets..........................................................       50
     Pro Forma Combined Condensed Statement of Operations.................................................       51
     Notes to Unaudited Pro Forma Combined Condensed Financial Statements.................................       52

Financial Statements of Business Acquired
     Maverick County Properties:
     Report of Independent Auditors.......................................................................       55
     Statements of Operating Revenues and Direct Operating Expenses.......................................       56
     Notes to Statements of Operating Revenues and Direct Operating Expenses..............................       57

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
EXCO Resources, Inc.

We have audited the accompanying balance sheet of EXCO Resources, Inc., as of December 31, 1997, and the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EXCO Resources, Inc., at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As explained in Note 2 to the financial statements, EXCO Resources, Inc. has given retroactive effect to the change in accounting for oil and gas properties from the successful efforts method to the full cost method.




                                                       /s/ ERNST & YOUNG LLP
                                                       -----------------------
                                                       ERNST & YOUNG LLP
Dallas, Texas
February 11, 1998

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
EXCO Resources, Inc.

We have audited the accompanying balance sheet of EXCO Resources, Inc. as of December 31, 1996, and the related statements of operations, cash flows and changes in stockholders' equity for the nine months ended December 31, 1995 and year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EXCO Resources, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the nine months ended December 31, 1995 and year ended December 31, 1996, in conformity with generally accepted accounting principles.

As explained in Note 2 to the financial statements, EXCO Resources, Inc. has given retroactive effect to the change in accounting for all oil and gas properties from the successful efforts method to the full cost method.





                                                       /s/ BELEW AVERITT LLP
                                                       ----------------------
                                                       BELEW AVERITT LLP
Dallas, Texas
March 13, 1997, except Note 2, as to
 which the date is February 11, 1998

                                               EXCO RESOURCES, INC.

                                                  BALANCE SHEETS


                                                                                      DECEMBER 31,
                                                                               ------------------------

                                                                                 1996             1997
                                                                               -------           ------
                                                                        (In thousands, except per share amounts)
ASSETS
Current assets:
     Cash ............................................................         $    46          $   496
     Accounts receivables:
         Oil and gas sales ...........................................             155               71
         Joint interest ..............................................             171              155
         Other .......................................................               1                5
                                                                               -------          -------
              Total current assets ...................................             373              727

Oil and gas properties (full cost accounting method):
     Undeveloped oil and gas properties ..............................              55               36
     Proved developed oil and gas properties .........................           5,997            4,267
                                                                               -------          -------
                                                                                 6,052            4,303
     Allowance for depreciation, depletion, and amortization .........          (5,303)          (3,830)
                                                                               -------          -------
     Oil and gas properties, net .....................................             749              473
     Office and field equipment, net .................................             104               70
                                                                               -------          -------
              Total assets ...........................................         $ 1,226          $ 1,270
                                                                               =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ................................................         $   352          $   262
     Joint interest prepayments ......................................              31                0
     Revenues and royalties payable ..................................              95               50
     Note payable ....................................................             150                0
     Current maturities of long-term debt ............................              30               16
                                                                               -------          -------
              Total current liabilities ..............................             658              328

Long-term debt, less current maturities ..............................              36               15

Stockholders' equity:
     Preferred stock, $.01 par value:
         Authorized shares - 10,000,000
         Outstanding shares - None ...................................              --               --
     Common stock, $.01 par value:
         Authorized shares - 25,000,000
     Issued and outstanding shares - 805,300 and 1,005,300,
         at December 31, 1996 and 1997, respectively .................               8               10
     Additional paid-in capital ......................................           9,118              917
     Retained earnings (deficit), as adjusted for quasi-reorganization
         at December 31, 1997 ........................................          (8,594)               0
                                                                               -------          -------
Total stockholders' equity ...........................................             532              927
                                                                               -------          -------
Total liabilities and stockholders' equity ...........................         $ 1,226          $ 1,270
                                                                               =======          =======

See accompanying notes.

\


                              EXCO RESOURCES, INC.

                            STATEMENTS OF OPERATIONS


                                                                      NINE MONTHS
                                                                         ENDED             YEAR ENDED
                                                                      DECEMBER 31,        DECEMBER 31,
                                                                  -----------------------------------------
                                                                   1995             1996             1997
                                                                  -------          -------          -------
                                                                   (In thousands, except per share amounts)
REVENUES:
     Oil and natural gas ...................................      $   560          $   872          $   670
     Other income ..........................................           76               39               38
     Gain (loss) on disposition of property and equipment...           --               --              (10)
                                                                  -------          -------          -------
              Total revenues ...............................          636              911              698

COST AND EXPENSES:
     Oil and gas production ................................          333              429              322
     Depreciation, depletion and amortization ..............           92              114               84
     General and administrative ............................          366              373              486
     Abandoned acquisition .................................           --              303               --
     Interest ..............................................            5               18               11
                                                                  -------          -------          -------
              Total cost and expenses ......................          796            1,237              903
                                                                  -------          -------          -------

Income (loss) before income taxes ..........................         (160)            (326)            (205)
Income tax expense (benefit) ...............................           --               --               --
Net income (loss) ..........................................      $  (160)         $  (326)         $  (205)
                                                                  =======          =======          =======
Basic and diluted earnings per share .......................      $  (.24)         $  (.43)         $  (.25)
                                                                  =======          =======          =======
Weighted average number of common and
  common equivalent shares outstanding .....................          675              765              806
                                                                  =======          =======          =======

See accompanying notes.

                                               EXCO RESOURCES, INC.

                                             STATEMENTS OF CASH FLOWS


                                                                      NINE MONTHS
                                                                         ENDED              YEAR ENDED
                                                                      DECEMBER 31,         DECEMBER 31,
                                                                    ------------------------------------------
                                                                        1995           1996           1997
                                                                    ------------------------------------------
                                                                                   (In thousands)
OPERATING ACTIVITIES:
Net income (loss) .............................................         $(160)         $(326)         $(205)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
     Depreciation, depletion and amortization .................            92            114             84
     Stock compensation expense ...............................            --             23             --
     Loss (gain) on disposition and abandonment of
       property and equipment .................................            36              2             10
     Effect of changes in:
         Accounts receivable ..................................            71             34            100
         Other current assets .................................            --             --             (4)
         Accounts payable and other current liabilities: ......            (1)          (155)          (166)
                                                                        -----          -----          -----
Net cash provided by (used in) operating activities ...........            38           (308)          (181)

INVESTING ACTIVITIES:
Additions to property and equipment ...........................          (183)           (27)          (100)
Proceeds from disposition of property and equipment ...........            39              3            304
                                                                        -----          -----          -----
Net cash providied by (used in) investing activities ..........          (144)           (24)           204

FINANCING ACTIVITIES:
Proceeds from note payable and long-term debt .................           300            150             --
Payments on long-term debt ....................................          (119)           (18)           (23)
Payments on note payable ......................................            --           (200)          (150)
Proceeds from issuance of common stock ........................            --            225            600
                                                                        -----          -----          -----
Net cash provided by financing activities .....................           181            157            427
                                                                        -----          -----          -----
Net increase (decrease) in cash ...............................            75           (175)           450
Cash at beginning of year .....................................           146            221             46
                                                                        -----          -----          -----
Cash at end of year ...........................................         $ 221          $  46          $ 496
                                                                        =====          =====          =====

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid .................................................         $   5          $  18          $  11
                                                                        =====          =====          =====
Income taxes paid .............................................         $  --          $  --          $  --
                                                                        =====          =====          =====

See accompanying notes.

                              EXCO RESOURCES, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                       COMMON STOCK
                                               ----------------------------
                                                                               ADDITIONAL         RETAINED          TOTAL
                                                NUMBER OF                       PAID-IN           EARNINGS        STOCKHOLDERS'
                                                 SHARES           AMOUNT        CAPITAL           (DEFICIT)         EQUITY
                                               ------------   -------------   ------------       -----------     -------------
                                                                             (In thousands)
Balance on March 31, 1995 ..............             675         $     7         $ 8,871          $(8,108)         $   770
     Net loss ..........................              --              --              --             (160)            (160)
                                                 -------         -------         -------          -------          -------
Balance on December 31, 1995 ...........             675               7           8,871           (8,268)             610
     Shares issued upon exercise
       of stock options ................             120               1             224               --              225
     Common stock issued ...............              10              --              23               --               23
     Net loss ..........................              --              --              --             (326)            (326)
                                                 -------         -------         -------          -------          -------
Balance on December 31, 1996 ...........             805               8           9,118           (8,594)             532
     Common stock issued ...............             200               2             598               --              600
     Net loss ..........................              --              --              --             (205)            (205)
     Adjustment for quasi-reorganization
       as of December 31, 1997 .........              --              --          (8,799)           8,799               --
                                                 -------         -------         -------          -------          -------
Balance on December 31, 1997 ...........           1,005         $    10         $   917          $    --          $   927
                                                 =======         =======         =======          =======          =======


See accompanying notes.

                              EXCO RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

EXCO Resources, Inc., (the "Company"), a Texas corporation, was formed in 1955. The Company's operations consist primarily of acquiring interests in producing oil and gas properties located in the continental United States. The Company also acts as the operator on certain of these properties and receives overhead reimbursement fees as a result.

On December 19, 1997, a new stockholder (the "Buyer") took control of the Company and its management under an option agreement, and a separate stock purchase agreement between the Buyer and certain shareholders of the Company (the "Sellers"), whereby the Buyer purchased certain outstanding common stock from the Sellers.

QUASI-REORGANIZATION

Effective December 31, 1997, the Company effected a quasi-reorganization through the application of $8,799,000 of its additional paid-in capital account to eliminate its accumulated deficit. The Company's Board of Directors decided to effect a quasi-reorganization given the change in management, the infusion of new equity capital and an increase in activities. The Company's accumulated deficit was primarily related to past operations and properties that have been disposed of. The historical carrying values of the assets and liabilities of the Company were not adjusted in connection with the quasi-reorganization.

YEAR-END CHANGE

On February 13, 1996, the Company changed its fiscal year-end from March 31 to December 31 effective December 31, 1995.

MANAGEMENT ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles, the Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results may differ from management's estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of 3 months or less when purchased to be cash equivalents.

CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. The Company sells oil and gas to various customers. In addition, the Company participates with other parties in the drilling, completion, and operation of oil and gas wells. Substantially all of the Company's accounts receivable are due from either purchasers of oil, natural gas, or natural gas liquids or participants in oil and gas wells for which the Company

                              EXCO RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


serves as the operator. Generally, operators of oil and gas properties have the right to offset future revenues against unpaid charges related to operated wells. Oil and gas sales are generally unsecured. Credit losses are provided for in the financial statements and have been within management's expectations. The allowance for doubtful accounts receivable aggregated $20,000 and $18,000 at December 31, 1996 and 1997, respectively.

OIL AND GAS PROPERTIES

Oil and gas properties are recorded at cost using the full cost method of accounting, as prescribed by the Securities and Exchange Commission (the "SEC"). Under the full cost method, all costs associated with the acquisition, exploration or development of oil and gas properties are capitalized as part of the full cost pool.

Depreciation, depletion, and amortization of evaluated oil and gas properties are provided using the unit-of-production method based on total proved reserves, as determined by independent petroleum reservoir engineers.

Sales, dispositions, and other oil and gas property retirements are accounted for as adjustments to the full cost pool, with no recognition of gain or loss unless such disposition would significantly alter the amortization rate.

OVERHEAD REIMBURSEMENT FEES

Fees from overhead charges billed to working interest owners, including the Company, of $115,000, $138,000, and $136,000 for the nine months ended December 31, 1995, and for the years ended December 31, 1996 and 1997, respectively, have been classified as a reduction of general and administrative expenses in the accompanying statements of operations. For the nine months ended December 31, 1995 and the year ended December 31, 1996, these amounts were previously shown as revenues.

INCOME TAXES

Deferred income taxes are accounted for using the liability method in accounting for income taxes.

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated, to conform to the Statement 128 requirements. The effect of the adoption of Statement No. 128 did not have a material impact.

REVERSE STOCK SPLIT

At the Company's 1996 Annual Meeting of Shareholders (the "1996 Annual Meeting"), the shareholders of the Company approved an amendment to the Company's Articles of Incorporation (the "Articles of Incorporation"), authorizing a one-for-five reverse stock split of the Company's common stock, which became effective July 19, 1996. All share and per share numbers contained herein have been retroactively adjusted to record the effects of the reverse stock split.

                              EXCO RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


PREFERRED STOCK

At the 1996 Annual Meeting, the shareholders also authorized the issuance of up to 10,000,000 shares of preferred stock, $.01 par value per share (the "Preferred Stock"), that the Board of Directors may issue from time to time in one or more series. With respect to each series of Preferred Stock, the amendment authorizes the Board to fix and determine by resolution the number of shares of each series, the designation thereof and all rights and preferences including voting, dividend, conversion, redemption and liquidation rights. The Board of Directors deemed it in the best interest of the Company to provide for corporate planning and to have shares available for future equity financings through issuance to the general public, future acquisitions, stock dividends or splits or for other corporate purposes for which the issuance of preferred shares may be advisable.

2.       CHANGE IN METHOD OF ACCOUNTING FOR OIL AND GAS OPERATIONS

In the fourth quarter of 1997, the Company changed from the successful efforts method to the full cost method of accounting for its oil and gas operations. All prior year's financial statements presented herein have been restated to reflect the change.

During the past ten years, the Company has incurred minimal exploration and acquisition costs, has liquidated substantially all its properties and completed "out of court" debt restructurings. Recently there was a change in control of ownership of the Company and new management was appointed. New management views the Company as a new company and believes the past operations are insignificant and not relevant to the Company's future plans.

New management believes that the change in accounting for oil and gas properties is to a preferable method because the full cost method will more appropriately reflect the Company's future operations which will result from the significant management changes at the Company. Further, new management does not believe that the use of the successful efforts method of accounting is appropriate for a small to medium size acquisition, development and exploitation company.

                              EXCO RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


The financial statements have been restated to apply the new accounting method retroactively. The effect of the accounting change on the results of operations for the nine months ended December 31, 1995 and the year ended December 31, 1996 are as follows (in thousands except per share amounts):


                                                                                       NINE MONTHS ENDED          YEAR ENDED
                                                                                       DECEMBER 31, 1995      DECEMBER 31, 1996
                                                                                       -----------------      -----------------
STATEMENTS OF OPERATIONS:
Net loss as previously reported ................................................               $(344)               $(329)
Adjustment for effect of a change in accounting principle
     that is applied  retroactively ............................................                 184                    3
                                                                                               -----                -----
Net loss as adjusted ...........................................................               $(160)               $(326)
                                                                                               =====                =====

PER SHARE AMOUNTS:
Net loss as previously reported ................................................               $(.51)               $(.43)
Adjustment for effect of a change in accounting principle
     that is applied  retroactively ............................................                 .27                   --
                                                                                               -----                -----
Net loss as adjusted ...........................................................               $(.24)               $(.43)
                                                                                               =====                =====

Common shares used in per share calculation ....................................                 675                  765

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY:
Balance at beginning of period as previously reported ..........................               $ 974
Add adjustment to retained earning (deficit) for the cumulative
     effect on prior years of applying retroactively the full cost method ......                (204)
                                                                                               -----
Balance at beginning of period, as adjusted ....................................                 770                $ 610
Net loss .......................................................................                (160)                (326)
Shares issued upon exercise of stock options ...................................                  --                  225
Common stock issued ............................................................                  --                   23
                                                                                               -----                -----
Balance at end of year .........................................................               $ 610                $ 532
                                                                                               =====                =====

3.       LONG-TERM DEBT

Long-term debt is summarized as follows (in thousands):


                                             DECEMBER 31,
                                      ------------------------
                                      1996                1997
                                      ----                ----
Notes payable .........               $ 66                $ 31
Less current maturities                (30)                (16)
                                      ----                ----
Long-term debt ........               $ 36                $ 15
                                      ====                ====


NATIONSBANK CREDIT AGREEMENT

On February 11, 1998, the Company entered into a credit agreement with NationsBank of Texas, N.A., ("NationsBank") (the "Credit Agreement"). The Credit Agreement has a notional amount to $50 million, subject to borrowing base limitations, based on the value of the Company's oil and gas properties, as determined by the lenders from time to time. Under the Credit Agreement, the Company is required to pay a fee equal to .25% on any accepted increase in the borrowing base in excess of the previously determined borrowing base and a commitment fee of .30%

                              EXCO RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


to .425% based on the ratio of outstanding credit to the borrowing base. The maturity date of the Credit Agreement is February 11, 2000.

The Credit Agreement provides that if the Company's outstanding credit is less than $5 million, then the Company's interest rate would be LIBOR plus 1.5%. If the Company's outstanding credit is greater than $5 million, then the Credit Agreement provides that the Company's interest rate would range from NationsBank's prime rate to LIBOR plus between 1% and 1.75% based on the ratio of outstanding credit to the borrowing base.

There are no scheduled principal payments due on the Credit Agreement until maturity. However, the borrowing base will be redetermined on or around April 1 and October 1 of each year. A borrowing base deficiency is created in the event that the outstanding loan balances exceed the borrowing base, as determined by the lenders in their sole discretion. Upon such event the borrowing base deficiency must be repaid by (i) mandatory reductions of the deficiency over a period of not more than 6 months; (ii) making a lump sum payment equal to the deficiency; or (iii) providing additional collateral acceptable to lenders in their sole discretion sufficient to increase the borrowing base and eliminate the deficiency.

Borrowings under the Credit Agreement are secured by first and prior liens covering 90% of the recognized value of all proved mineral interests owned by the Company. The Credit Agreement contains various restrictive covenants, including limitations on the granting of liens, restrictions on the issuance of additional debt, requirements to maintain a net worth of at least $.5 million and to maintain a current ratio of not less than 1.0 to 1.0, and currently prohibits the payment of dividends on the Company's capital stock.

4.       INCOME TAXES

At December 31, 1997, the Company has net operating loss carryforwards ("NOLs") for income tax purposes that expire beginning in 1998. Utilization of the NOLs is significantly restricted because of a change in ownership, as defined by the Tax Reform Act of 1986, of the Company, which occurred December 19, 1997, as described in Note 1. The Company estimates that approximately $1.9 million of the NOLs will become available in the future at the rate of approximately $127,000 per year through 2012. The Company also has available statutory depletion carryforwards of approximately $927,000. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to carryforwards prior to the Company's quasi-reorganization. When realized, the tax benefit for those carryforwards will be credited to additional paid-in capital.

                              EXCO RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                                                                   DECEMBER 31,
                                                                          ----------------------------

                                                                           1996                  1997
                                                                          ------                ------
DEFERRED TAX LIABILITIES:
Book basis of oil and gas properties in excess of tax basis                  136                   189
                                                                          ------                ------
    Total deferred tax liabilities ........................                  136                   189
DEFERRED TAX ASSETS:
Net operating loss carryforwards ..........................                2,375                   649
Credit carryforwards ......................................                  122                    36
Statutory depletion carryforwards .........................                  315                   315
Other .....................................................                    7                     6
Valuation allowance for deferred tax assets ...............               (2,683)                 (817)
                                                                          ------                ------
Net deferred tax assets ...................................                  136                   189
Net deferred tax liabilities ..............................                   --                    --
                                                                          ======                ======

The following is a reconciliation, stated as a percentage of pretax income
(loss) taxable at the corporate level, of the U.S. statutory federal income tax rate to the Company's effective tax rate:


                                                    1995                1996                1997
                                                    ----                ----                ----
U.S. federal statutory rate ..........                34%                 34%                 34%
Adjustments to the valuation allowance               (34%)               (34%)               (34%)
                                                     ---                 ---                 ---
Effective tax rate ...................                --                  --                  --
                                                     ===                 ===                 ===


5.       COMMON STOCK OPTIONS

The Company applies Accounting Principles Board Opinion 25 in accounting for its fixed and performance-based stock compensation plans and disclosure requirements of SFAS 123. Accordingly, no compensation costs have been recognized for either of the plans.

During the nine month period ended December 31, 1995, the Company issued 120,000 options to purchase EXCO Common Stock at $1.875 per share. These options were exercised in 1996. In December 1997, as part of the change in control described in Note 1, all outstanding options under the Company's stock option plan and directors option plan were canceled.

6.       RELATED PARTY TRANSACTIONS

In the past, certain directors of the Company, and the companies with which they are affiliated, participated in oil and gas joint ventures with the Company upon the same terms and conditions as unrelated parties. In addition, the Company had purchased certain oil and gas prospects as well as drilling services and oil field supplies and services in the normal course of business from companies in which certain directors have financial interest. No significant purchases were made during the nine month period ended December 31, 1995, and the years ended December 31, 1996 and 1997.

                              EXCO RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


7.       COMMITMENTS AND CONTINGENCIES

The Company leased office space under an operating lease that expired in November, 1996. Rent expense was approximately $32,000, $41,000 and $63,000 for the nine months ended December 31, 1995, and the years ended December 31, 1996 and 1997, respectively. As of December 31, 1997, the Company moved its offices to a new location under an operating lease that expires in December, 1999. The rent under the new lease is $6,440 per month plus a CPI increase in year two.

The Company had entered into an employment agreement with Mr. Charles Gleeson for the position of President and Chief Executive Officer of the Company. The agreement provided for a minimum annual salary, adjusted for incentives, as determined by the Board of Directors for the period June 1, 1996 through June 1, 1999. The Company had thought to terminate the employment agreement if the Company was unsuccessful in raising a minimum of $9,000,000 in a registered public offering. Mr. Gleeson's employment agreement was terminated in December 1997, as a result of the change in control described in Note 1.

8.       ENVIRONMENTAL REGULATION

Various Federal, state and local laws and regulations covering discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs of oil and gas exploitation, development and production operations. It is not anticipated that the Company will be required in the near future to expend amounts material in relation to its total capital expenditure program by reason of environmental laws and regulations. Because such laws and regulations are constantly being changed, the Company is unable to predict the conditions and other factors, over which the Company does not exercise control, that may give rise to environment liabilities.

9.       ABANDONED ACQUISITION

In September 1996, the Company entered into a stock purchase agreement to acquire Taurus Energy Corp. ("Taurus"), a processor and marketer of natural gas. In addition, the Company initiated a public stock offering to raise the $35,000,000 necessary to complete the acquisition.

In connection with these activities, the Company incurred and capitalized approximately $303,000 of legal, accounting and other costs. In the fourth quarter of 1996, the Company recognized the abandonment of the proposed Taurus acquisition and canceled its planned public offering. As a result, the Company expensed the costs associated with these actions.

10.      SUBSEQUENT EVENTS

In addition to the financing agreement described in Note 3, on February 11, 1998, the Company acquired from Osborne Oil Company, Gypsy Production Company, and other working interest owners, certain oil and gas properties in Maverick County, Texas (the "Maverick County Properties"). The Maverick County Properties include 9 gross (7.0 net) producing wells and 2 gross (1.87 net) non-producing wells which may require recompletions, workovers or abandonment. The Maverick County Properties include 360 gross (280 net) developed acres and 3,384 gross (2,843 net) undeveloped acres. The purchase price consisted of cash of approximately $760,200. Operating revenues for the acquired properties for 1997 were $279,000.

                              EXCO RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


11.      OIL AND GAS PRODUCING ACTIVITIES

The results of operations from the Company's oil and gas producing activities are as follows (in thousands):


                                                         NINE MONTHS
                                                            ENDED                        YEAR ENDED
                                                          DECEMBER 31,                  DECEMBER 31,
                                                       -------------------------------------------------------
                                                             1995                 1996                 1997
                                                       -------------------------------------------------------
Oil and natural gas sales ...................               $ 560                $ 872                $ 670
Production costs ............................                (333)                (429)                (322)
Depreciation, depletion and amortization ....                 (75)                 (87)                 (63)
Income tax expense ..........................                  --                   --                   --
                                                            -----                -----                -----
                                                            $ 152                $ 356                $ 285
                                                            -----                -----                -----

Costs incurred in oil and gas producing activities are as follows (in thousands, except per equivalent barrel amounts):


                                      NINE MONTHS
                                         ENDED                    YEAR ENDED
                                      DECEMBER 31,               DECEMBER 31,
                                      ------------      -------------------------------
                                          1995             1996                 1997
                                      ------------      ------------        -----------
Property acquisition costs ............  $ 56               $  2               $  2
Development costs .....................    71                 17                 74
Exploration costs .....................    37                 --                 --
Production costs ......................   333                429                322
Depreciation, depletion and
  amortization per equivalent barrel...  1.54               1.46               1.41

All of the Company's oil and gas revenues are from proved developed properties located in the United States.

The Company's oil and gas production is sold to various purchasers. During the nine months ended December 31, 1995, sales of oil and gas to 3 purchasers accounted for 20%, 13% and 10% of consolidated gross revenues, respectively. During the year ended December 31, 1996, sales of oil and gas to 2 purchasers accounted for 26% and 15% of consolidated gross revenues, respectively. During the year ended December 31, 1997, sales of oil and gas to 3 purchasers accounted for 22%, 19% and 14% of consolidated gross revenues, respectively. Management believes that the loss of these purchasers would not have a material impact on the Company's consolidated financial condition or results of operations.

In an effort to reduce the effects of the volatility of the price of crude oil and natural gas on the Company's operations, management has adopted a policy of hedging oil and gas prices whenever such prices are in excess of the prices anticipated in the Company's operating budget and profit plan through the use of commodity futures, options, and swap agreements. Hedging transactions require the approval of the Board of Directors. There were no outstanding contracts at December 31, 1997.

12. SUPPLEMENTAL OIL AND GAS RESERVE AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

The Company retains independent engineering firms to provide annual year-end estimates of the Company's future net recoverable oil, gas, and natural gas liquids reserves. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable at prices and costs in effect at the

                              EXCO RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves to be recovered through existing wells. Proved undeveloped reserves include those reserves expected to be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure is required for recompletion.

ESTIMATED QUANTITIES OF PROVED RESERVES


                                                  OIL (Bbl)            GAS (Mcf)               BOE*
                                                 ----------           ----------            ----------
                                                                    (In thousands)
MARCH 31, 1995 ..............................        237                 2,851                   712
    Purchase of reserves in place ...........          8                 2,152                   367
    New discoveries and extensions ..........         13                   118                    32
    Revisions of previous estimates .........        (91)                   16                   (88)
    Production ..............................        (19)                 (180)                  (49)
    Sales of reserves in place ..............         --                    --                    --
                                                  ------                ------                ------
DECEMBER 31, 1995 ...........................        148                 4,957                   974
    Purchase of reserves in place ...........          2                   263                    46
    New discoveries and extensions ..........          3                    --                     3
    Revisions of previous estimates .........         63                  (222)                   26
    Production ..............................        (22)                 (224)                  (59)
    Sales of reserves in place ..............        (25)                  (12)                  (27)
                                                  ------                ------                ------
DECEMBER 31, 1996 ...........................        169                 4,762                   963
    Purchase of reserves in place ...........         --                    --                    --
    New discoveries and extensions ..........         --                    --                    --
    Revisions of previous estimates .........        (16)                 (255)                  (59)
    Production ..............................        (14)                 (181)                  (44)
    Sales of reserves in place ..............        (81)                   --                   (81)
                                                  ------                ------                ------
DECEMBER 31, 1997 ...........................         58                 4,326                   779
                                                  ======                ======                ======

ESTIMATED QUANTITIES OF PROVED DEVELOPED RESERVES


                                                                            OIL (Bbl)        GAS (Mcf)            BOE*
                                                                        ----------------- ---------------- ---------------
                                                                                           (In thousands)
December 31, 1995.................................................                141            2,818              611
December 31, 1996.................................................                162            2,483              576
December 31, 1997.................................................                 57            2,341              447

* Boe - Barrels of oil equivalent calculated by converting 6 Mcf of natural gas to 1 Bbl of oil.


The following is a summary of a standardized measure of discounted net cash flows related to the Company's proved oil, gas, and natural gas liquids reserves. The information presented is based on a valuation of proved reserves using discounted cash flows based on year-end prices, costs, and economic conditions and a 10% discount rate. The additions to proved reserves from new discoveries and extensions could vary significantly from year to year; additionally, the impact of changes to reflect current prices and costs of reserves proved in prior years could also

                              EXCO RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


be significant. Accordingly, the information presented below should not be viewed as an estimate of the fair value of the Company's oil and gas properties, nor should it be considered indicative of any trends.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS


                                                                             DECEMBER 31,
                                                                   ------------------------------
                                                                     1996                  1997
                                                                   --------              --------
                                                                           (In thousands)
Future cash inflows ........................................        $20,296               $10,115
Future production and development costs ....................          5,650                 3,130
                                                                    -------               -------
Future net cash flows before income taxes ..................         14,646                 6,985
Discount of future net cash flows at 10% per annum .........          6,327                 2,957
                                                                    -------               -------
Discounted future net cash flows before income taxes .......          8,319                 4,028
Future income taxes, net of discount at 10% per annum ......             --                   163
                                                                    -------               -------
Discounted future net cash flows after income taxes ........        $ 8,319               $ 3,865
                                                                    =======               =======

During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. This situation has had a destabilizing effect on crude oil's posted prices in the United States, including the posted prices paid by purchasers of the Company's crude oil. The weighted average prices of oil and gas at December 31, 1996 and 1997, used in the above table, were $24.29 and $16.74 per Bbl, respectively, and $3.40 and $2.11 per Mcf, respectively.

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

CHANGES IN STANDARDIZED MEASURE

                                                                                     NINE MONTHS
                                                                                       ENDED                YEAR ENDED
                                                                                     DECEMBER 31,           DECEMBER 31,
                                                                                    -------------------------------------------

                                                                                      1995              1996              1997
                                                                                    -------           -------           -------
                                                                                                  (In thousands)
Sales and transfers of oil and gas produced, net of production costs ...........    $  (227)          $  (443)          $  (348)
Net changes in prices and production costs .....................................        136             3,980            (3,398)
Extensions and discoveries, net of future development and production costs .....        194                47                --
Development costs during the period ............................................         --                --                45
Revisions of previous quantity estimates .......................................       (887)              319              (845)
Sales of reserves in place .....................................................         --              (131)             (577)
Purchases of reserves in place .................................................      1,437               142                --
Accretion of discount before income taxes ......................................        234               400               832
Net change in income taxes .....................................................         --                --              (163)
                                                                                    -------           -------           -------
Net change .....................................................................    $   887           $ 4,314           $(4,454)
                                                                                    =======           =======           =======

                              EXCO RESOURCES, INC.

                PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


On February 11, 1998, EXCO Resources, Inc. (the "Company") acquired from Osborne Oil Company, Gypsy Production Company, and other working interest owners, certain oil and gas properties in Maverick County, Texas (the "Maverick County Properties"). The Maverick County Properties include 9 gross (7.0 net) producing wells, 2 gross (1.87 net) non-producing wells which may require recompletions, workovers or abandonment. The Maverick County Properties include 360 gross (280 net) developed acres and 3,384 gross (2,843 net) undeveloped acres. The purchase price consisted of cash of approximately $760,200.

The acquisition was funded through borrowings made under the Company's credit facility with NationsBank (the "Borrowings"), and cash from working capital.

The accompanying pro forma combined condensed financial statements are based on the historical financial statements of the Company for the year ended December 31, 1997, included elsewhere herein. The pro forma combined condensed financial statements are also based, in part, on the historical statements of operating revenues and direct operating expenses of the Maverick County Properties. Such statements of operating revenues and direct operating expenses are included elsewhere herein.

The Pro Forma Combined Condensed Balance Sheet as of December 31, 1997, assumes the acquisition of the Maverick County Properties and the Borrowings had been consummated on that date. The Pro Forma Combined Condensed Statement of Operations for the year ended December 31, 1997, has been prepared assuming the acquisition of the Maverick County Properties and the Borrowings had been consummated on January 1, 1997.

The pro forma adjustments are based upon available information and assumptions that management of the Company believes are reasonable. The pro forma combined condensed financial statements do not purport to represent the financial position or results of operations of the Company which would have occurred had such transactions been consummated on the dates indicated or the Company's financial position or results of operations for any future date or period. These pro forma combined condensed financial statements and notes thereto should be read in conjunction with the historical financial statements and notes thereto described above.

                              EXCO RESOURCES, INC.

                   PRO FORMA COMBINED CONDENSED BALANCE SHEET
                                DECEMBER 31, 1997
                                   (UNAUDITED)



                                                                        COMPANY              PRO FORMA              PRO FORMA
                                                                       HISTORICAL           ADJUSTMENTS             COMBINED
                                                                    ----------------    --------------------    ----------------
                                                                                (In thousands, except per share data)
ASSETS
Current assets:
    Cash ................................................               $   496               $   600  (1)           $   336
                                                                                                 (760) (2)
    Accounts receivable and other assets ................                   231                    --                    231
                                                                        -------               -------                -------
        Total current assets ............................                   727                  (160)                   567
Net property and equipment ..............................                   543                   760  (2)             1,303
                                                                        -------               -------                -------
                                                                        $ 1,270               $   600                $ 1,870
                                                                        =======               =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities ............               $   312               $    --                $   312
    Current maturities of long-term debt ................                    16                    --                     16
                                                                        -------               -------                -------
        Total current liabilities .......................                   328                                          328
Long-term debt, less current maturities .................                    15                   600  (1)               615
                                                                        -------               -------                -------
Total liabilities .......................................                   343                   600                    943
                                                                        -------               -------                -------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value ....................                    --                    --                     --
     Common stock, $.01 par value .......................                    10                    --                     10
     Additional paid-in capital .........................                   917                    --                    917
     Retained earnings ..................................                    --                    --                     --
                                                                        -------               -------                -------
        Total stockholders' equity ......................                   927                    --                    927
                                                                        -------               -------                -------
                                                                        $ 1,270               $   600                $ 1,870
                                                                        =======               =======                =======
Shares of Common Stock outstanding ......................                 1,005                    --                  1,005
                                                                        =======               =======                =======


See accompanying notes to unaudited pro forma combined condensed financial statements.

                              EXCO RESOURCES, INC.

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997
                                   (UNAUDITED)


                                                                                    MAVERICK
                                                                                     COUNTY
                                                    COMPANY        PROPERTIES       PRO FORMA            PRO FORMA
                                                   HISTORICAL      HISTORICAL      ADJUSTMENTS            COMBINED
                                                ---------------- --------------- --------------- ----- --------------
                                                                         (In thousands)
REVENUES:
Oil and natural gas ........................      $   670           $   279           $    --           $   949
Other ......................................           28                --                --                28
                                                  -------           -------           -------           -------
                                                      698               279                --               977
EXPENSES:
Oil and gas production .....................          322               170                --               492
Depletion, depreciation and amortization ...           84                --                56    (3)        140
General and administrative .................          486                --                --               486
Interest and other .........................           11                --                44    (4)         55
                                                  -------           -------           -------           -------
Income (loss) before income taxes ..........      $  (205)          $   109           $  (100)          $  (196)
                                                  =======           =======           =======           =======
Basic and diluted EPS ......................      $  (.25)                                              $  (.24)
                                                  =======           =======           =======           =======
Weighted average number of common and common
   equivalent shares outstanding ...........          806                --                --               806
                                                  =======           =======           =======           =======

See accompanying notes to unaudited pro forma combined condensed financial statements.

                              EXCO RESOURCES, INC.

                          NOTES TO UNAUDITED PRO FORMA
                     COMBINED CONDENSED FINANCIAL STATEMENTS


A.       PRO FORMA ADJUSTMENTS FOR THE ACQUISITION OF THE MAVERICK COUNTY
         PROPERTIES

The accompanying Pro Forma Combined Condensed Balance Sheet has been prepared as if the acquisition of the Maverick County Properties and the Borrowings had been consummated on December 31, 1997, and reflects the following adjustments:

(1) To record the Company's borrowing of $600,000 under the NationsBank credit facility.

(2) To record the acquisition of the Maverick County Properties in exchange for consideration of approximately $760,200 in cash.

The accompanying Pro Forma Combined Condensed Statement of Operations has been prepared as if the acquisition of the Maverick County Properties and the Borrowings had been consummated on January 1, 1997 and reflects the following adjustments:

(3) To record incremental depletion expense as a result of the acquisition of the Maverick County Properties.

(4) To record interest expense on the Borrowings, based on a 7.30% interest rate. An increase of 1/8 of 1% in the interest rate would increase annual interest expense on the borrowings by $750.

                              EXCO RESOURCES, INC.

                          NOTES TO UNAUDITED PRO FORMA
                     COMBINED CONDENSED FINANCIAL STATEMENTS


B. PRO FORMA COMBINED SUPPLEMENTAL OIL AND GAS RESERVE AND STANDARDIZED MEASURE INFORMATION

RESERVE QUANTITY INFORMATION

The following table presents the Company's estimate of the pro forma combined proved oil and gas reserves of the Company after giving effect to the acquisition of the Maverick County Properties, as of December 31, 1997. All reserves are located in the United States. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared by independent petroleum reservoir engineers.


                                             OIL (Bbls)         GAS (Mcf)             BOE*
                                             ----------         ---------          ---------
Proved reserves ...................             66,126          6,773,990          1,195,124
                                             =========          =========          =========
Proved developed reserves .........             56,656          3,987,494            721,238
                                             =========          =========          =========

* Boe - Barrels of oil equivalent calculated by converting 6 Mcf of natural gas to 1 Bbl of oil.


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

The Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves ("Standardized Measure") is a disclosure requirement under Statement of Financial Accounting Standards No. 69.

The Standardized Measure does not purport to be, nor should it be interpreted to present, the fair value of the Company's oil and gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, the value of unproved properties, and consideration of expected future economic and operating conditions.

Under the Standardized Measure, future cash flows are estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production costs, based on period-end costs, and projected future development costs to determine pre-tax cash inflows. Future income taxes are computed by applying the statutory rate (based on the current tax law adjusted for permanent differences and tax credits) to the excess of pre-tax net cash flows over the Company's income tax basis of its oil and gas properties. Future net cash flows are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

The pro forma Standardized Measure of discounted future net cash flows relating to the Company's proved oil and gas reserves at December 31, 1997, follows (in thousands):

Future cash inflows..............................................................................          $   14,812
Future production and development costs..........................................................               5,363
                                                                                                      ---------------
Future net cash flows before income taxes........................................................               9,449
Discount of future net cash flows at 10% per annum...............................................               3,874
                                                                                                      ---------------
Discounted future net cash flows before income taxes.............................................               5,575
Future income taxes, net of discount at 10% per annum............................................                 329
Pro forma discounted future net cash flows after income taxes....................................               5,246
                                                                                                      ===============

                              EXCO RESOURCES, INC.

                          NOTES TO UNAUDITED PRO FORMA
                     COMBINED CONDENSED FINANCIAL STATEMENTS


The future cash flows shown above include amounts attributable to proved undeveloped reserves requiring approximately $1,054,172 of future development costs. If these reserves are not developed, the standardized measure of discounted future net cash flows as of December 31, 1997, shown above would be reduced significantly.

Estimates of economically recoverable oil and gas reserves and of future net revenues are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Therefore, actual production, revenues, taxes, development and operating expenditures may not occur as estimated. The reserve data are estimates only, are subject to many uncertainties and are based on data gained from production histories and on assumptions as to geologic formations and other matters. Actual quantities of oil and gas may differ materially from the amounts estimated.

The weighted average prices of oil and gas at December 31, 1997, used in the calculation of the pro forma Standardized Measure were $16.77 barrel and $2.02 per Mcf, respectively.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
EXCO Resources, Inc.

We have audited the accompanying statements of operating revenues and direct operating expenses of the Maverick County Properties (as defined in Note 1 to the accompanying statements) for the years ended December 31, 1996 and 1997. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the statements of operating revenues and direct operating expenses are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operating revenues and direct operating expenses. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying statements of operating revenues and direct operating expenses were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission and are not intended to be a complete presentation of revenues and expenses of the Maverick County Properties.

In our opinion, the statements of operating revenues and direct operating expenses referred to above present fairly, in all material respects, the operating revenues and direct operating expenses of Maverick County Properties for the years ended December 31, 1996 and 1997 in conformity with generally accepted accounting principles.



                                                /s/ ERNST & YOUNG LLP
                                                -------------------------
                                                ERNST & YOUNG LLP

Dallas, Texas
February 11, 1998

                           MAVERICK COUNTY PROPERTIES

                    NOTES TO STATEMENTS OF OPERATING REVENUES
                          AND DIRECT OPERATING EXPENSES


STATEMENTS OF OPERATING REVENUES AND DIRECT OPERATING EXPENSES


                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                           1996           1997
                                                         -------       ---------
                                                             (In thousands)
Oil and natural gas sales .......................          $397          $279
Direct operating expenses .......................           206           170
                                                           ----          ----
Excess of revenues over direct operating expenses          $191          $109
                                                           ====          ====


See accompanying notes to statements of operating revenues and direct operating expenses.

                           MAVERICK COUNTY PROPERTIES

                    NOTES TO STATEMENTS OF OPERATING REVENUES
                          AND DIRECT OPERATING EXPENSES


1.       BASIS OF PRESENTATION

On February 11, 1998, EXCO Resources, Inc. (the "Company") acquired from Osborne Oil Company, Gypsy Production Company, and other working interest owners, certain oil and gas properties in Maverick County, Texas (the "Maverick County Properties"). The Maverick County Properties include 9 gross (7.0 net) producing wells and 2 gross (1.87 net) non-producing wells which may require recompletions, workovers or abandonment. The Maverick County Properties include 360 gross (280 net) developed acres and 3,384 gross (2,843 net) undeveloped acres. The purchase price consisted of cash of approximately $760,200.

The acquisition was funded through borrowings made under the Company's credit facility with NationsBank, and cash from working capital.

The accompanying financial statements present the operating revenues and direct operating expenses of the Maverick County Properties. The operating revenues and direct operating expenses presented herein relate only to the interests in the producing oil and gas properties acquired and do not represent all of the oil and gas operations of the sellers. Direct operating expenses include the actual costs of maintaining the producing properties and their production, but do not include charges for depletion, depreciation, and amortization; federal and state income taxes; interest; or general and administrative expenses. Presentation of complete historical financial statements for the years ended December 31, 1996 and 1997 is not practicable because the Maverick County Properties were not accounted for as a separate entity; and therefore, such statements are not available. The operating revenues and direct operating expenses for the periods presented may not be representative of future operations.

Revenues in the accompanying statements of operating revenues and direct operating expenses are recognized on the sales method. Direct operating expenses are recognized on an accrual basis.

2.       SUPPLEMENTAL OIL AND GAS RESERVE AND STANDARDIZED MEASURE INFORMATION

RESERVE QUANTITY INFORMATION

The following table presents the Company's estimate of the proved oil and gas reserves of the Maverick County Properties, all of which are located in the United States, as of December 31, 1997. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared by independent petroleum reservoir engineers.


                                             OIL (Bbls)         GAS (Mcf)             BOE*
                                            -----------        ----------         -----------
Proved reserves ...................              8,011          2,447,785            415,975
                                             =========          =========          =========
Proved developed reserves .........                  0          1,646,710            274,452
                                             =========          =========          =========

* Boe - Barrels of oil equivalent calculated by converting 6 Mcf of natural gas to 1 Bbl of oil.


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

The Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves ("Standardized Measure") is a disclosure requirement under Statement of Financial Accounting Standards No. 69.

                           MAVERICK COUNTY PROPERTIES

                    NOTES TO STATEMENTS OF OPERATING REVENUES
                          AND DIRECT OPERATING EXPENSES


The Standardized Measure does not purport to be, nor should it be interpreted to present, the fair value of the oil and gas reserves of the Maverick County Properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, the value of unproved properties, and consideration of expected future economic and operating conditions.

Under the Standardized Measure, future cash flows are estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash flows are reduced by estimated future production costs, based on period-end costs, and projected future development costs to determine net cash inflows. The Maverick County Properties are not a separate tax paying entity. Accordingly, the Standardized Measure for the Maverick County Properties is presented before deduction of income taxes. Future net cash flows are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

The Standardized Measure of discounted future net cash flows relating to proved oil and gas reserves of the Maverick County Properties at December 31, 1997 follows (in thousands):


Future cash inflows................................................................................             4,697
Future production and development costs............................................................             2,232
                                                                                                        -------------
Future net cash flows before income taxes..........................................................             2,465
Discount of future net cash flows at 10% per annum.................................................               918
                                                                                                        -------------
Discounted future net cash flows before income taxes...............................................             1,547
Future income taxes, net of discount at 10% per annum..............................................               173
                                                                                                        -------------
Pro forma discounted future net cash flows after income taxes......................................             1,374
                                                                                                        =============


Estimates of economically recoverable oil and gas reserves and of future net revenues are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Therefore, actual production, revenues, taxes, development and operating expenditures may not occur as estimated. The reserve data are estimates only, are subject to many uncertainties and are based on data gained from production histories and on assumptions as to geologic formations and other matters. Actual quantities of gas and oil may differ materially from the amounts estimated.

The weighted average prices of oil and gas at December 31, 1997 used in the calculation of the Standardized Measure were $17.00 per barrel and $1.86 per Mcf, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 14, 1998, EXCO dismissed Belew Averitt LLP ("Belew") as its independent auditors and on January 14, 1998 EXCO retained Ernst & Young LLP ("E&Y") as its independent auditors.

         Belew's reports on EXCO's financial statements for the fiscal year ended December 31, 1996, the nine months ended December 31, 1995 and fiscal year ended March 31, 1995 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         The decision to engage E&Y as set forth above and to dismiss Belew was approved by the Board of Directors of EXCO.

         In connection with the audits of the financial statements of EXCO for the fiscal year ended December 31, 1996, the nine months ended December 31, 1995 and fiscal year ended March 31, 1995, there were no disagreements with Belew on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Belew, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item will be set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Executive Officers" of EXCO's proxy statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement") which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The Proxy Statement is expected to be filed prior to April 30, 1998.


ITEM 11.      EXECUTIVE COMPENSATION

         The information required by this item is set forth under the caption "Executive Compensation" of EXCO's Proxy Statement which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of EXCO's Proxy Statement which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is set forth under the captions "Executive Compensation -- Director Compensation" and "Certain Relationships and Related Party Transactions" of EXCO's Proxy Statement which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.       FINANCIAL STATEMENTS

         See Index to Financial Statements on page 32 to this Form 10-K.

2.       FINANCIAL STATEMENT SCHEDULES

         All schedules are omitted because the information is not required under the related instructions or is inapplicable or because the information is included in the Financial Statements or related Notes.

3.       EXHIBITS

         3.1*         Restated Articles of Incorporation of EXCO (Exhibit 3.1)

         3.2*         Bylaws of EXCO, as amended (Exhibit 3.2)

         4.1*         Restated Articles of Incorporation of EXCO (Exhibit 3.1)

         4.2*         Bylaws of EXCO, as amended (Exhibit 3.2)

         10.1** Credit Agreement among EXCO Resources, Inc., as borrower, and NationsBank of Texas, N.A., as agent, and financial institutions listed on Schedule I, dated February 11, 1998

         10.3         ** Purchase and Sale Agreement among EXCO Resources, Inc.
                      and Osborne Oil Company, et al., dated January 27, 1998 (Exhibit 4.1)

         16.1*** Letter from Belew Averitt LLP regarding change in certifying accountant dated January 20, 1998 (Exhibit 16)

         18.1 Letter from Ernst & Young LLP regarding change in accounting principles dated February 11, 1998 (filed herewith).

         23.1 Report of Independent Auditors, Belew Averitt LLP, contained in Part III on page 34 of this Form 10-K.

         23.2 Report of Independent Auditors, Ernst & Young LLP, contained in Part III on page 33 of this Form 10-K.

         23.3 Report of Independent Auditors, Ernst & Young LLP, contained in Part III on page 55 of this Form 10-K.

         27.1         Financial Data Schedule (filed herewith).

         ------------------
         * Filed as the Exhibit shown in parenthesis to EXCO's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
         ** Filed as the Exhibit shown in parentheses to EXCO's Form 8-K filed February 25, 1998.
         *** Filed as the Exhibit shown in parenthesis to EXCO's Form 8-K filed January 21, 1998.

4.       REPORTS ON FORM 8-K

         During the last quarter of the fiscal year ended December 31, 1997, EXCO filed the following reports:

         (i) A Current Report on Form 8-K, dated December 9, 1997, pursuant to Item 5 and relating to the execution of a stock option agreement;

         (ii) A Current Report on Form 8-K, dated December 19, 1997, pursuant to Item 1 and relating to the exercise of the stock option agreement and a stock purchase agreement leading to a change of control;

         (iii) A Current Report on Form 8-K, dated December 31, 1997, pursuant to Item 5 and relating to the private placement of 200,000 shares of EXCO's Common Stock.

                                 SIGNATURE PAGE


         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas, Texas on the 13th of March, 1998.

                              EXCO RESOURCES, INC.


                              By: /s/ DOUGLAS H. MILLER
                                 -----------------------------------------------
                                  Douglas H. Miller
                                  Chairman of the Board of Directors
                                    and Chief Executive Officer


         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



March 13, 1998                  /s/ DOUGLAS H. MILLER
                                ------------------------------------------------
                                    Douglas H. Miller
                                    Chairman of the Board of Directors
                                        and Chief Executive Officer


March 13, 1998                  /s/ T.W. EUBANK
                                ------------------------------------------------
                                    T.W. Eubank
                                    President, Director and Treasurer


March 13, 1998                  /s/ CHARLES W. GLEESON
                                ------------------------------------------------
                                    Charles W. Gleeson
                                    Director


March 13, 1998                  /s/ DAVID N. FITZGERALD
                                ------------------------------------------------
                                    David N. Fitzgerald
                                    Director


March 13, 1998                  /s/ J. DOUGLAS RAMSEY
                                ------------------------------------------------
                                    J. Douglas Ramsey
                                    Chief Financial Officer and Vice President
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


     Exhibit No.      Item
     -----------      ----
         3.1*         Restated Articles of Incorporation of EXCO (Exhibit 3.1)

         3.2*         Bylaws of EXCO, as amended (Exhibit 3.2)

         4.1*         Restated Articles of Incorporation of EXCO (Exhibit 3.1)

         4.2*         Bylaws of EXCO, as amended (Exhibit 3.2)

         10.1** Credit Agreement among EXCO Resources, Inc., as borrower, and NationsBank of Texas, N.A., as agent, and financial institutions listed on Schedule I, dated February 11, 1998

         10.3**       Purchase and Sale Agreement among EXCO Resources, Inc.
                      and Osborne Oil Company, et al., dated January 27, 1998
                      (Exhibit 4.1)

         16.1*** Letter from Belew Averitt LLP regarding change in certifying accountant dated January 20, 1998 (Exhibit 16)

         18.1 Letter from Ernst & Young LLP regarding change in accounting principles dated February 11, 1998 (filed herewith).

         23.1 Report of Independent Auditors, Belew Averitt LLP, contained in Part III on page 34 of this Form 10-K.

         23.2 Report of Independent Auditors, Ernst & Young LLP, contained in Part III on page 33 of this Form 10-K.

         23.3 Report of Independent Auditors, Ernst & Young LLP, contained in Part III on page 55 of this Form 10-K.

         27.1         Financial Data Schedule (filed herewith).

         ------------------

         * Filed as the Exhibit shown in parenthesis to EXCO's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

         ** Filed as the Exhibit shown in parentheses to EXCO's Form 8-K filed February 25, 1998.

         *** Filed as the Exhibit shown in parenthesis to EXCO's Form 8-K filed January 21, 1998.