Form 10-Q
period 1998-03-31
EXCO RESOURCES INC
filed 1998-05-15
CIK 316300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

      5735 Pineland Dr., Suite 235
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

                              YES [X]    NO [ ]

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                 Class: Common Stock, par value $0.02 per share
                  Outstanding at April 30, 1998: 508,900 shares

                              EXCO RESOURCES, INC.

                                      INDEX


                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements                                                                       2

                  Condensed Balance Sheets - December 31, 1997
                  and March 31, 1998 (Unaudited)                                                             2

                  Condensed Statements of Operations
                  Three Months Ended March 31, 1997 and 1998 (Unaudited)                                     3

                  Condensed Statements of Cash Flows  - Three Months
                  Ended March 31, 1997 and 1998 (Unaudited)                                                  4

                  Notes to Financial Statements                                                              5

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                              9

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                 12

PART II.          OTHER INFORMATION

Item 2.           Changes in Securities                                                                     13

Item 4.           Submission of Matters to a Vote of Security Holders                                       13

Item 5.           Other Information                                                                         14

Item 6.           Exhibits and Reports on Form 8-K                                                          14

Signatures                                                                                                  16

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                              EXCO RESOURCES, INC.

                            CONDENSED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)

                                                                                DECEMBER 31,      MARCH 31,
                                                                                   1997            1998
                                                                                ----------      ----------
ASSETS
Current assets:
   Cash and cash equivalents ..............................................     $      496      $       52
   Accounts receivable ....................................................            226             182
   Other ..................................................................              5              22
                                                                                ----------      ----------
            Total current assets ..........................................            727             256

Oil and natural gas properties (full cost accounting method):
   Undeveloped oil and natural gas properties .............................             36              32
   Proved developed oil and natural gas properties ........................          4,267           5,103
                                                                                ----------      ----------
                                                                                     4,303           5,135
   Allowance for depreciation, depletion and amortization .................         (3,830)         (3,860)
                                                                                ----------      ----------
   Oil and natural gas properties, net ....................................            473           1,275
Office and field equipment, net ...........................................             70             134
Deferred financing costs ..................................................             --              89
                                                                                ----------      ----------
            Total assets ..................................................     $    1,270      $    1,754
                                                                                ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .......................................................     $      262      $      330
   Revenues and royalties payable .........................................             50              27
   Current maturities of long-term debt ...................................             16              15
                                                                                ----------      ----------
            Total current liabilities .....................................            328             372

Long-term debt, less current maturities ...................................             15             612

Stockholders' equity:
   Common Stock, $.02 par value:
       Authorized shares - 25,000,000
         Issued and outstanding shares - 502,650 and 508,900 at
         December 31, 1997 and March 31, 1998, respectively ...............             10              10
   Additional paid-in capital .............................................          9,716             954
   Deficit eliminated .....................................................         (8,799)             --
   Retained earnings (deficit), as adjusted for quasi-reorganization
       at December 31, 1997 ...............................................             --            (194)
                                                                                ----------      ----------
            Total stockholder's equity ....................................            927             770
                                                                                ----------      ----------
            Total liabilities and stockholders' equity ....................     $    1,270      $    1,754
                                                                                ==========      ==========



See accompanying notes.

                              EXCO RESOURCES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            --------------------------
                                                               1997            1998
                                                            ----------      ----------
REVENUES:
   Oil and natural gas ................................     $      219      $      173
   Other income .......................................             11              10
                                                            ----------      ----------

            Total revenues ............................            230             183

COSTS AND EXPENSES:
   Oil and natural gas production .....................             99              95
   Depreciation, depletion and amortization ...........             28              36
   General and administrative .........................            106             239
   Interest ...........................................              5               7
                                                            ----------      ----------

            Total costs and expenses ..................            238             377
                                                            ----------      ----------


Income (loss) before income taxes .....................             (8)           (194)
Income tax expense (benefit) ..........................             --              --
                                                            ----------      ----------
Net loss ..............................................     $       (8)     $     (194)
                                                            ==========      ==========
Basic and diluted earnings per share ..................     $     (.02)     $     (.38)
                                                            ==========      ==========

Weighted average number of common and
   common equivalent shares outstanding ...............            403             509
                                                            ==========      ==========


See accompanying notes.

                              EXCO RESOURCES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          --------------------------
                                                                             1997            1998
                                                                          ----------      ----------
OPERATING ACTIVITIES:
   Net loss .........................................................     $       (8)     $     (194)
   Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation, depletion and amortization ..................             28              36
          Effect of changes in:
             Accounts receivable ....................................              2              44
             Other current assets ...................................              1             (17)
             Accounts payable and other current liabilities .........             53              45
                                                                          ----------      ----------

Net cash provided by (used in) operating activities .................             76             (86)

INVESTING ACTIVITIES:
Additions to property and equipment .................................            (25)           (869)
Proceeds from disposition of property and equipment .................             35               4
                                                                          ----------      ----------

Net cash provided by (used in) investing activities .................             10            (865)

FINANCING ACTIVITIES:
Proceeds from long-term debt ........................................             --             600
Payments on long-term debt ..........................................             (8)             (4)
Payments on note payable ............................................            (25)             --
Deferred financing costs ............................................              0             (89)
                                                                          ----------      ----------

Net cash provided by (used in) financing activities .................            (33)            507
                                                                          ----------      ----------

Net increase (decrease) in cash .....................................             53            (444)
Cash at beginning of period..........................................             46             496
                                                                          ----------      ----------

Cash at end of period ...............................................     $       99      $       52
                                                                          ==========      ==========

SUPPLEMENTAL CASH FLOWS INFORMATION:

Interest paid .......................................................     $        5      $        7
                                                                          ==========      ==========

Income taxes paid ...................................................     $       --      $       --
                                                                          ==========      ==========


See accompanying notes.

                              EXCO RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)


1.       BASIS OF PRESENTATION

In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of EXCO Resources, Inc. ("EXCO") as of December 31, 1997 and March 31, 1998, the results of operations for the three month periods ended March 31, 1997 and 1998, and the cash flows for the three month periods ended March 31, 1997 and 1998.

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted principles have been omitted pursuant to those rules and regulations, although EXCO believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in EXCO's Annual Report on Form 10-K for the year ended December 31, 1997.

The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results expected for the full year.

2.       QUASI-REORGANIZATION

Effective December 31, 1997, EXCO effected a quasi-reorganization through the application of $8,799,000 of its additional paid-in capital account to eliminate its accumulated deficit. EXCO's Board of Directors decided to effect a quasi-reorganization given the change in management, the infusion of new equity capital and an increase in activities. EXCO's accumulated deficit was primarily related to past operations and properties that have been disposed of. The historical carrying values of the assets and liabilities of EXCO did not need to be adjusted in connection with the quasi-reorganization.

3.       EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated, to conform to the Statement No. 128 requirements. The effect of the adoption of Statement No. 128 did not have a material impact.

4.       REVERSE STOCK SPLITS

At EXCO's 1998 Annual Meeting of Shareholders, the shareholders of EXCO approved an amendment to EXCO's Restated Articles of Incorporation, authorizing a one-for-two reverse stock split of EXCO's common stock, which became effective March 31, 1998. At EXCO's 1996 Annual Meeting of Shareholders, the shareholders of EXCO approved an amendment to EXCO's Articles of Incorporation (as then in effect), authorizing a one-for-five reverse stock split of EXCO's common stock, which became effective July 19, 1996. All share and per share numbers contained herein have been retroactively adjusted to record the effects of the reverse stock splits.

5.       CHANGE IN METHOD OF ACCOUNTING FOR OIL AND NATURAL GAS OPERATIONS

In the fourth quarter of 1997, EXCO changed from the successful efforts method to the full cost method of accounting for its oil and natural gas operations. All prior year's financial statements presented herein have been restated to reflect the change.

The financial statements have been restated to apply the new accounting method retroactively. The effect of the accounting change on the results of operations for the three months ended March 31, 1997 are as follows (in thousands except per share amounts):

                                                                          ADJUSTMENT FOR
                                                                         EFFECT OF CHANGE IN
                                                      PREVIOUSLY              ACCOUNTING                 AS
                                                       REPORTED               PRINCIPAL               ADJUSTED
                                                      ----------         --------------------         --------
Net Loss.........................................       $  (26)                 $  (18)                $   (8)
Per Share Amounts................................         (.03)                 $ (.01)                  (.02)

6.       NATIONSBANK CREDIT AGREEMENT

On February 11, 1998, EXCO entered into a credit facility (the "Credit Facility") with NationsBank of Texas, N.A. ("NationsBank"). The Credit Facility provides for borrowings up to $50 million, subject to borrowing base limitations.

The Credit Facility consists of a regular revolver which on May 15, 1998, had a borrowing base of $3.5 million. On May 15, 1998, approximately $1,325,000 was available to be borrowed under the Credit Facility. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the Credit Facility are secured by a first lien deed of trust providing a security interest in tangible and intangible assets representing at least 90% of the assessed present value of EXCO's oil and natural gas properties.

The Credit Facility provides that if EXCO's aggregate outstanding indebtedness is less than $5,000,000, advances will bear interest at 1.5% over the appropriate LIBOR rate. If the aggregate outstanding indebtedness is greater than $5,000,000, then advances will bear interest at 1.0% over LIBOR if the borrowing base usage is less than 50%; 1.25% over LIBOR if the borrowing base usage is between 50-70%; 1.5% over LIBOR if the borrowing base usage is between 70-90%; and 1.75% over LIBOR if the borrowing base usage exceeds 90%. The Credit

Facility also permits EXCO to repay and reborrow amounts under the Credit Facility without any penalty, thereby allowing EXCO the flexibility to utilize any available cash to reduce its outstanding indebtedness and thus, its costs of borrowed funds.

Under the terms of the Credit Facility, EXCO must not permit its Current Ratio (as defined) of Consolidated Current Assets (as defined) to its Consolidated Current Liabilities (as defined) to be less than 1.0 to 1.0 at any time. Furthermore, EXCO must not permit its Consolidated Tangible Net Worth (as defined) to be less than $500,000 at any time between February 11, 1998 and March 31, 1999. In addition, by March 31, 1999, EXCO's Consolidated Tangible Net Worth must increase by 50% of EXCO's Consolidated Net Income (as defined) for the fiscal quarter then ended and for every fiscal quarter thereafter must increase by 50% of EXCO's Consolidated Net Income for the fiscal quarter then ended. On December 31, 1997, if the Credit Facility had been outstanding at that time, EXCO would have been in compliance with both the Current Ratio and the Consolidated Tangible Net Worth covenants. On March 31, 1998, EXCO was in compliance with the Consolidated Tangible Net Worth covenant, but was not in compliance with the Current Ratio covenant. On May 15, 1998, NationsBank waived EXCO's noncompliance with the Current Ratio at March 31, 1998. On May 15, 1998, EXCO was in compliance with both the Current Ratio and the Consolidated Tangible Net Worth covenants. EXCO believes, but cannot assure, that it will be able to comply with all restrictive covenants in the future.

7.       ACQUISITIONS

Maverick County Acquisition. On February 11, 1998, EXCO acquired certain properties from Osborne Oil Company and Gypsy Production Company and certain other sellers (the "Maverick County Acquisition") in the Chittim/Barclay Ranch Properties located in Maverick County, Texas (the "Maverick County Properties"). As of December 31, 1997, the Maverick County Properties were estimated to contain 415,975 barrels of oil equivalent (1 barrel to 6 thousand cubic feet) of proved reserves, 98% of which were classified as natural gas, and owned leasehold interests in a total of 3,744 gross acres (3,123 net acres) of oil and natural gas properties, 9.6% of which were developed acres.

8.       SUBSEQUENT EVENTS

Jacobi-Johnson Acquisition. On May 8, 1998, EXCO acquired all of the outstanding common stock (the "Jacobi-Johnson Acquisition") of Jacobi-Johnson Energy, Inc. ("Jacobi-Johnson"). Jacobi-Johnson owns oil and natural gas working interests in Polk, Nacogdoches, Navarro, Smith and Wood Counties, Texas (collectively, the "Jacobi-Johnson Properties"). The Jacobi-Johnson Properties include 34 gross producing (10.80 net producing) wells with current net production of approximately 60.0 barrels ("Bbls") of oil and 171 thousand cubic feet ("Mcf") of natural gas per day. In addition to the producing wells, the Jacobi-Johnson Properties include working interests in two saltwater disposal wells. The Jacobi-Johnson Properties are estimated to contain proved reserves of 234,985 Bbls of oil and 597,880 Mcf of natural gas. Approximately 100% of the estimated proved reserves of the Jacobi-Johnson Properties are classified as developed.

The aggregate purchase price paid for the stock was $1,476,451, subject to post-closing adjustments. The post-closing adjustments may include adjustments if it is determined that the net working capital of Jacobi-Johnson as of January 1, 1998 is different than what was calculated at closing, if determined within 90 days of the closing and for any title problems if the problems are discovered within 60 days of the closing. The Sellers have agreed to indemnify EXCO for amounts arising from any breach by Sellers, including environmental damages, to the extent such amount exceeds $20,000. EXCO has agreed to indemnify the Sellers for amounts arising from any breach by EXCO, to the extent such amount exceeds $20,000. The acquisition was effective January 1, 1998. The amount of consideration was determined through arm's length negotiations taking into account estimates of recoverable reserves, current oil and natural gas prices, the fair market value of other property and equipment, the amount of cash and cash equivalents on hand, the collectibility and estimated payment timing of accounts receivable and the amount of current and long-term liabilities. The consideration consists of $703,035 cash, 85,436 shares of EXCO common stock and EXCO will assume approximately $260,800 of Jacobi-Johnson's indebtedness. EXCO obtained the cash for the purchase price under the Credit Facility with NationsBank. The Jacobi-Johnson Properties have been mortgaged under the Credit Facility.

Gladstone Merger. EXCO entered into an Agreement and Plan of Merger (the "Merger Agreement") on May 1, 1998 with Gladstone Resources, Inc. ("Gladstone"). Gladstone is a Dallas, Texas based oil and natural gas production company with properties in Kent, Stonewall, Schleicher, Pecos and Madison Counties, Texas, and San Juan County, New Mexico. Under the terms of the Merger Agreement, Gladstone stockholders will receive approximately $1.4 million, or $.33 per share, in cash. It is currently anticipated that the transaction will close in the third quarter of 1998, with EXCO being the surviving corporation. The transaction is subject to customary conditions to closing including review by the Securities and Exchange Commission of Gladstone's proxy materials, approval by Gladstone's board of directors and stockholders, approval by EXCO's board of directors and due diligence inspection by EXCO.

In addition to the Merger Agreement, on May 1, 1998, EXCO entered into a Stock Option Agreement with one Gladstone stockholder, E.B. Brooks, Jr. ("Mr. Brooks"), to acquire 1,910,000 shares, or approximately 44.8%, of Gladstone's issued and outstanding common stock at a price of $.33 per share. Mr. Brooks is Chairman and President of Gladstone. On May 1, 1998, EXCO also entered into a Stockholder Agreement whereby three Gladstone stockholders, Deborah Brooks Garrett, Rebecca B. Feldt and Carol Brady, have agreed to vote their shares in favor of the merger with EXCO. These stockholders own 351,000 shares or approximately 8.3% each of Gladstone's common stock.

Dawson County Asset Purchase. On May 13, 1998, EXCO reached an understanding with four parties whereby EXCO has agreed to purchase certain properties in Dawson County, Texas for an aggregate purchase price of $1,364,000 in cash and approximately 12,900 shares of EXCO's common stock subject to Board of Directors' approval, the negotiation of a definitive asset purchase agreement and customary due diligence. EXCO expects to close this purchase on or around June 1, 1998.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as, "may," "believe," "expect," "intend," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-Q, are forward-looking statements. Although EXCO believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from EXCO's expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the timing and extent of changes in commodity prices for oil and natural gas, the need to develop and replace reserves, environmental risks, drilling and operating risks, risks related to exploitation and development, uncertainties about the estimates of reserves, competition, government regulation and the ability of EXCO to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to EXCO or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein.

RESULTS OF OPERATIONS

         Comparison of Three Months Ended March 31, 1997 and 1998

         Revenues. The Company's total revenues for the three month period ended March 31, 1998 decreased $47,000, or 20%, to $183,000 versus $230,000 for the corresponding period of 1997. The decrease in revenues was primarily due to lower oil and gas prices in the current quarter and the fact that revenues from newly acquired properties were partially offset by the absence of revenue from properties that were sold after the first quarter of the prior year.

         The Company sold 2,816 Bbls of crude oil during the quarter ended
March 31, 1998 versus 4,972 Bbls in the corresponding quarter of 1997, a 43% decrease. The Company sold 72,525 Mcf of natural gas during the current quarter versus 43,120 Mcf in the first quarter of 1997, a 68% increase. The decrease in oil volume was attributable to the sale in mid-1997 of several non-strategic oil properties. The increase in gas volume was due to the acquisition of the Maverick County properties effective January 1, 1998.

         The average oil price received during the three months ended March 31, 1998 was $13.66 versus $21.50 for the three months ended March 31, 1997, a $7.84 per barrel or 36% decrease. The average gas price received during the current quarter was $1.86 versus $2.60 for the corresponding quarter of the prior year, a $0.74 per Mcf or 28% decrease.

         Costs and Expenses. Costs and expenses for the three month period ended March 31, 1998 increased by $139,000, or 58%, to $377,000 as compared to $238,000 for the corresponding period of 1997. This was primarily due to a $133,000 increase in general and administrative costs in the current quarter. This increase reflects the Company's increased staffing and new focus on reserve acquisitions. Other variances between the costs and expenses for the first quarters of 1998 and 1997 are minimal.

         Net Loss. The Company had a net loss for the quarter ended March 31, 1998 of $194,000 compared to a net loss of $8,000 for the corresponding quarter of 1997, representing $(.38) and $(.02) per share, respectively. Earnings per share figures are based on restated weighted average shares outstanding after the retroactive effect of the one-for-two reverse stock split approved at the Company's shareholders' meeting held on March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         General

         EXCO's general financial strategy is to use cash from operations to service interest on EXCO's indebtedness, to pay ongoing operating expenses, and to contribute limited amounts toward further development of EXCO's existing proved reserves as well as additional acquisitions. There can be no assurance that cash from operations will be sufficient in the future to cover all of those purposes.

         EXCO will continue to be dependent on external funding sources to carry out its planned development and acquisition program. If such additional funds are not available, EXCO will be required to delay or reduce substantially both of such activities.

         Credit Facility

         On February 11, 1998, EXCO entered into the Credit Facility with NationsBank. The Credit Facility provides for borrowings up to $50 million, subject to borrowing base limitations.

         The Credit Facility consists of a regular revolver which on May 15, 1998, had a borrowing base of $3.5 million. On May 15, 1998, approximately $1,325,000 was available to be borrowed under the Credit Facility. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the Credit Facility are secured by a first lien deed of trust providing a security interest in tangible and intangible assets representing at least 90% of the assessed present value of EXCO's oil and natural gas properties.

         The Credit Facility provides that if EXCO's aggregate outstanding indebtedness is less than $5,000,000, advances will bear interest at 1.5% over the appropriate LIBOR rate. If the aggregate outstanding indebtedness is greater than $5,000,000, then advances will bear interest at 1.0% over LIBOR if the borrowing base usage is less than 50%; 1.25% over LIBOR if the borrowing base usage is between 50-70%; 1.5% over LIBOR if the borrowing base usage is between 70-90%; and 1.75% over LIBOR if the borrowing base usage exceeds 90%. The Credit Facility also permits EXCO to repay and reborrow amounts under the Credit Facility without any penalty, thereby allowing EXCO the flexibility to utilize any available cash to reduce its outstanding indebtedness and thus, its costs of borrowed funds.

         Under the terms of the Credit Facility, EXCO must not permit its Current Ratio (as defined) of Consolidated Current Assets (as defined) to its Consolidated Current Liabilities (as defined) to be less than 1.0 to 1.0 at any time. Furthermore, EXCO must not permit its Consolidated Tangible Net Worth (as defined) to be less than $500,000 at any time between February 11, 1998 and March 31, 1999. In addition, by March 31, 1999, EXCO's Consolidated Tangible Net Worth must increase by 50% of EXCO's Consolidated Net Income (as defined) for the fiscal quarter then ended and for every fiscal quarter thereafter must increase by 50% of EXCO's Consolidated Net Income for the fiscal quarter then ended. On December 31, 1997, if the Credit Facility had been outstanding at that time, EXCO would have been in compliance with both the Current Ratio and the Consolidated Tangible Net Worth covenants. On March 31, 1998, EXCO was in compliance with the Consolidated Tangible Net Worth covenant, but was not in compliance with the Current Ratio covenant. On May 15, 1998, NationsBank waived EXCO's noncompliance with the Current Ratio at March 31, 1998. On May 15, 1998, EXCO was in compliance with both the Current Ratio and the Consolidated
Tangible Net Worth covenants. EXCO believes, but cannot assure, that it will be able to comply with all restrictive covenants in the future.

         The Rights Offering

         On April 1, 1998, EXCO filed a registration statement with the Securities and Exchange Commission to register the issuance of transferrable rights (the "Rights") and 5,089,000 shares of common stock underlying such Rights to EXCO's existing shareholders to purchase such shares of common stock (the "Rights Offering"). The exercise price will be based upon the current trading price at the time of the commencement of the Rights Offering. EXCO is currently negotiating arrangements with a standby purchaser to acquire a portion of the shares of common stock not purchased by EXCO's shareholders pursuant to the Rights Offering. The proceeds of the Rights Offering will be applied to repay the then outstanding indebtedness under EXCO's Credit Facility, the expenses of the Gladstone Merger and future acquisitions and capital expenditures. EXCO currently anticipates that the Rights Offering will commence in June 1998.

YEAR 2000 COMPLIANCE

         EXCO's management has conducted a review of its information systems and related data-processing activities to assess its exposure to the Year 2000 issue. As a result, EXCO purchased an oil and gas based software system which is Year 2000 compliant. The Year 2000 compliant version of this software is in use at other oil and gas companies currently. EXCO expects this software to be operational on or before May 31, 1998.

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

         EXCO does not currently anticipate that it will incur material expenditures, if any at all, to complete modifications for the year 2000.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

                           PART II - OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES

         At EXCO's 1998 Annual Meeting of Shareholders (the "1998 Annual Meeting"), the shareholders of EXCO approved an amendment to EXCO's Restated Articles of Incorporation, authorizing a one-for-two reverse stock split of EXCO's common stock, which became effective March 31, 1998. At EXCO's 1996 Annual Meeting of Shareholders, the shareholders of EXCO approved an amendment to EXCO's Articles of Incorporation, authorizing a one-for-five reverse stock split of EXCO's common stock, which became effective July 19, 1996. All share and per share numbers contained herein have been retroactively adjusted to record the effects of the reverse stock splits.

         During the fiscal year ended December 31, 1997, J. Michael Muckleroy ("Mr. Muckleroy"), now a director of EXCO, owned the following working interests in the following wells operated by EXCO: the Wilbanks #1 (4.18%); the McGarraugh 1-139 (2%); the Perkins #4 (6%); the Mitchell #1 (11.7%); the Mitchell #2 (18%);
and the Coats #5 (11%). Mr. Muckleroy received approximately $2,700 per month as a result of his working interests in wells operated by EXCO. On March 5, 1998 the Board of Directors issued 12,500 shares of common stock to Mr. Muckleroy in exchange for his working interest in the aforementioned wells. The issuance to Mr. Muckleroy was made pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of EXCO was held on March 31, 1998, at which (1) the election of seven directors to hold office until the next Annual Meeting of Shareholders or until their successors have been duly qualified and elected, (2) an amendment to the restated articles of incorporation of EXCO to effect a one-for-two reverse stock split, to maintain the number of authorized shares of common stock at 25,000,000 and to double the par value of the common stock from $0.01 to $0.02 per share effective March 31, 1998, (3) a proposal to allow the number of directors on the Board of Directors to be fixed and determined by the Board of Directors, (4) the adoption of EXCO's 1998 Stock Option Plan, and (5) the appointment of Ernst & Young LLP as EXCO's independent public accountants for 1998 were considered.

         Douglas H. Miller was elected as a director and received 782,717 votes for his election, with 600 votes withheld. T.W. Eubank was elected as a director and received 782,717 votes for his election, with 600 votes withheld. J. Douglas Ramsey was elected as a director and received 782,717 votes for his election, with 600 votes withheld. T. Boone Pickens was elected as a director and received 782,717 votes for his election, with 600 votes withheld. Stephen F. Smith was elected as a director and received 782,717 votes for his election, with 600 votes withheld. Earl E. Ellis was elected as a director and received 782,717 votes for his election, with 600 votes withheld. J. Michael Muckleroy was elected as a director and received 782,717 votes for his election, with 600 votes withheld. The proposal to amend the Restated Articles of Incorporation of EXCO to effect a one-for-two reverse stock split, to maintain the number of authorized shares of common stock at 25,000,000 and to double the par value of the common stock from $0.01 to $0.02 per share effective March 31, 1998 was approved with 769,754 votes in favor of approval, 13,375 votes against and 188 votes abstaining. The adoption of the proposal to allow the number of directors on the Board of Directors to be fixed and determined by the Board of Directors was approved with 782,651 votes in favor of approval, 666 votes against and 0 votes abstaining. The adoption of EXCO's 1998 Stock Option Plan was approved with 772,154 votes in favor of approval, 11,123 votes against and 40 votes abstaining. Ernst & Young LLP was ratified as independent public accountants for EXCO for the fiscal year ending December 31, 1998 and received 746,017 votes for their ratification, 0 votes against and 37,300 votes abstaining.

ITEM 5.           OTHER INFORMATION

         On April 1, 1998, EXCO filed a registration statement with the Securities and Exchange Commission to register the Rights and 5,089,000 shares of common stock underlying such Rights to EXCO's existing shareholders to purchase such shares of common stock. The exercise price will be based upon the current trading price at the time of the commencement of the Rights Offering. EXCO is currently negotiating arrangements with a standby purchaser to acquire a portion of the shares of common stock not purchased by EXCO's shareholders pursuant to the Rights Offering. The proceeds of the Rights Offering will be applied to repay the then-outstanding indebtedness under EXCO's Credit Facility, fund the Gladstone Merger and other general corporate purposes. EXCO currently anticipates that the Rights Offering will commence in June 1998.

         See Part I - Financial Information - Item. 1 Financial Statements, Note 7 for a description of recently completed or pending acquisitions.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     The following exhibits are included herein:

                 10.1 Stock Option Agreement dated May 1, 1998, among EXCO Resources, Inc., on the one hand, and Mr. E.B. Brooks, Jr., on the other, incorporated by reference from the Schedule 13D dated May 8, 1998, filed by EXCO in respect of EXCO's acquisition of beneficial ownership of shares of common stock of Gladstone Resources, Inc.

                 10.2 Shareholder Agreement dated May 1, 1998, among EXCO Resources, Inc., on the one hand, and Ms. Rebecca B. Feldt, on the other, incorporated by reference from the Schedule 13D dated May 8, 1998, filed by EXCO in respect of EXCO's acquisition of beneficial ownership of shares of common stock of Gladstone Resources, Inc.

                 10.3 Shareholder Agreement dated May 1, 1998, among EXCO Resources, Inc., on the one hand, and Ms. Carol
                          Brady, on the other, incorporated by reference from the Schedule 13D dated May 8, 1998, filed by EXCO in respect of EXCO's acquisition of beneficial ownership of shares of common stock of Gladstone Resources, Inc.

                  10.4 Shareholder Agreement dated May 1, 1998, among EXCO Resources, Inc., on the one hand, and Ms. Deborah Brooks Garrett, on the other, incorporated by reference from the Schedule 13D dated May 8, 1998, filed by EXCO in respect of EXCO's acquisition of beneficial ownership of shares of Common Stock of Gladstone Resources, Inc.

                  10.5 Agreement and Plan of Merger dated May 1, 1998, between EXCO Resources, Inc., and Gladstone Resources, Inc., incorporated by reference from the
                           Schedule 13D dated May 8, 1998, filed by EXCO in respect of EXCO's acquisition of beneficial ownership of shares of Common Stock of Gladstone Resources, Inc.

         (b)      Current Reports on Form 8-K:

                  1. Current Report on Form 8-K dated January 14, 1998 pursuant to Item 4.

                  2. Current Report on Form 8-K dated February 11, 1998 pursuant to Item 2, as amended by Form 8-K/A-1 filed April 8, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                EXCO RESOURCES, INC.
                                (Registrant)



Date:  May 15, 1998             By: /s/ J. DOUGLAS RAMSEY
                                    ------------------------------------------
                                    J. Douglas Ramsey
                                    Chief Financial Officer and Vice President

                               INDEX TO EXHIBITS

               EXHIBIT NO.                    DESCRIPTION
               -----------                    -----------
                  10.1     Stock Option Agreement dated May 1, 1998, among EXCO
                           Resources, Inc., on the one hand, and Mr. E.B.
                           Brooks, Jr., on the other, incorporated by reference
                           from the Schedule 13D dated May 8, 1998, filed by
                           EXCO in respect of EXCO's acquisition of beneficial
                           ownership of shares of Common Stock of Gladstone
                           Resources, Inc.

                  10.2     Shareholder Agreement dated May 1, 1998, among EXCO
                           Resources, Inc., on the one hand, and Ms. Rebecca B.
                           Feldt, on the other, incorporated by reference from the Schedule 13D dated May 8, 1998, filed by EXCO in respect of EXCO's acquisition of beneficial ownership of shares of Common Stock of Gladstone Resources, Inc.

                  10.3     Shareholder Agreement dated May 1, 1998, among EXCO
                           Resources, Inc., on the one hand, and Ms. Carol
                           Brady, on the other, incorporated by reference from the Schedule 13D dated May 8, 1998, filed by EXCO in respect of EXCO's acquisition of beneficial ownership of shares of Common Stock of Gladstone Resources, Inc.

             EXHIBIT NO.                    DESCRIPTION
             -----------                    -----------
                10.4     Shareholder Agreement dated May 1, 1998, among EXCO
                         Resources, Inc., on the one hand, and Ms. Deborah
                         Brooks Garrett, on the other, incorporated by
                         reference from the Schedule 13D dated May 8, 1998,
                         filed by EXCO in respect of EXCO's acquisition of
                         beneficial ownership of shares of common stock of
                         Gladstone Resources, Inc.

                10.5 Agreement and Plan of Merger dated May 1, 1998, between EXCO Resources, Inc., and Gladstone
                         Resources, Inc., incorporated by reference from the
                         Schedule 13D dated May 8, 1998, filed by EXCO in respect of EXCO's acquisition of beneficial ownership of shares of common stock of Gladstone Resources, Inc.

                27       Financial Data Schedule, filed herewith.