Form 10-Q
period 1998-06-30
EXCO RESOURCES INC
filed 1998-08-14
CIK 316300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                 Class: Common Stock, par value $0.02 per share
                  Outstanding at July 31, 1998: 594,336 shares

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

Item 1.           Financial Statements.........................................................................2

                  Condensed Consolidated Balance Sheets
                  December 31, 1997 and June 30, 1998 (Unaudited)..............................................2

                  Condensed Consolidated Statements of Operations
                  Three Months and Six Months Ended June 30, 1997
                  and 1998 (Unaudited).........................................................................3

                  Condensed Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1997 and 1998 (Unaudited)..........................................4

                  Notes to Condensed Consolidated Financial Statements.........................................5

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............................................11

Item 3.           Quantitative and Qualitative Disclosure About Market Risk...................................15


PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K............................................................16

Signatures....................................................................................................17

Exhibit Index.................................................................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                              EXCO RESOURCES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)

                                                                           DECEMBER 31,      JUNE 30,
                                                                            ----------      ----------
                                                                               1997            1998
                                                                            ----------      ----------
 ASSETS
 Current assets:
    Cash and cash equivalents .........................................     $      496      $      595
    Accounts receivable ...............................................            226             291
    Other .............................................................              5             130
                                                                            ----------      ----------
             Total current assets .....................................            727           1,016

 Oil and natural gas properties (full cost accounting method):
    Undeveloped oil and natural gas properties ........................             36              32
    Proved developed oil and natural gas properties ...................          4,267          10,320
                                                                            ----------      ----------
                                                                                 4,303          10,352
    Allowance for depreciation, depletion and amortization ............         (3,830)         (3,913)
                                                                            ----------      ----------
    Oil and natural gas properties, net ...............................            473           6,439
 Office and field equipment, net ......................................             70             194
 Deferred financing costs .............................................             --             164
                                                                            ----------      ----------
             Total assets .............................................     $    1,270      $    7,813
                                                                            ==========      ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable ..................................................     $      262      $      619
    Revenues and royalties payable ....................................             50             121
    Current maturities of long-term debt ..............................             16              15
                                                                            ----------      ----------
             Total current liabilities ................................            328             755

 Long-term debt, less current maturities ..............................             15           6,067

 Stockholders' equity:
    Common Stock, $.02 par value:
        Authorized shares - 25,000,000
        Issued and outstanding shares - 502,650 and 594,336 at
        December 31, 1997 and June 30, 1998, respectively .............             10              12
    Additional paid-in capital ........................................          9,716           1,465
    Deficit eliminated ................................................         (8,799)             --
    Retained earnings (deficit), as adjusted for quasi-reorganization
        at December 31, 1997 ..........................................             --            (486)
                                                                            ----------      ----------
             Total stockholder's equity ...............................            927             991
                                                                            ----------      ----------
             Total liabilities and stockholders' equity ...............     $    1,270      $    7,813
                                                                            ==========      ==========



See accompanying notes.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)

                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                               JUNE 30,                  JUNE 30,
                                                        --------------------      --------------------
                                                          1997         1998         1997         1998
                                                        -------      -------      -------      -------
 REVENUES:
    Oil and natural gas ...........................     $   165      $   255      $   384      $   428
    Other income ..................................           6           17           17           27
                                                        -------      -------      -------      -------
             Total revenues .......................         171          272          401          455

 COSTS AND EXPENSES:
    Oil and natural gas production ................         100          147          199          242
    Depreciation, depletion and amortization ......          24           68           52          104
    General and administrative ....................         129          318          235          557
    Interest ......................................           4           31            9           38
    Loss on disposition of properties .............          10           --           10           --
                                                        -------      -------      -------      -------
             Total costs and expenses .............         267          564          505          941
                                                        -------      -------      -------      -------

 Income (loss) before income taxes ................         (96)        (292)        (104)        (486)
 Income tax expense (benefit) .....................          --           --           --           --
                                                        -------      -------      -------      -------
 Net loss .........................................     $   (96)     $  (292)     $  (104)     $  (486)
                                                        =======      =======      =======      =======
 Basic and diluted earnings per share .............     $  (.24)     $  (.52)     $  (.26)     $  (.91)
                                                        =======      =======      =======      =======
 Weighted average number of common and
    common equivalent shares outstanding ..........         403          559          403          534
                                                        =======      =======      =======      =======



See accompanying notes.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                       --------------------------
                                                                          1997            1998
                                                                       ----------      ----------
 OPERATING ACTIVITIES:
    Net loss .....................................................     $     (104)     $     (486)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Depreciation, depletion and amortization ..............             52             104
           Loss on disposition of property .......................             10              --
           Effect of changes in:
              Accounts receivable ................................            116              (8)
              Other current assets ...............................              1            (117)
              Accounts payable and other current liabilities .....            (91)            380
                                                                       ----------      ----------
 Net cash provided by (used in) operating activities .............            (16)           (127)

 INVESTING ACTIVITIES:
 Payment for acquisitions, net of cash ...........................             --            (943)
 Additions to property and equipment .............................            (29)         (4,722)
 Proceeds from disposition of property and equipment .............            232               4
                                                                       ----------      ----------
 Net cash provided by (used in) investing activities .............            203          (5,661)

 FINANCING ACTIVITIES:
 Proceeds from long-term debt ....................................             --           6,060
 Payments on long-term debt ......................................            (14)             (9)
 Payments on note payable ........................................           (150)             --
 Deferred financing costs ........................................             --            (164)
                                                                       ----------      ----------
 Net cash provided by (used in) financing activities .............           (164)          5,887
                                                                       ----------      ----------
 Net increase (decrease) in cash .................................             23              99
 Cash at beginning of period .....................................             46             496
                                                                       ----------      ----------
 Cash at end of period ...........................................     $       69      $      595
                                                                       ==========      ==========

 SUPPLEMENTAL CASH FLOWS INFORMATION:
 Interest paid ...................................................     $        9      $       24
                                                                       ==========      ==========
 Income taxes paid ...............................................     $       --      $       --
                                                                       ==========      ==========



See accompanying notes.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


1.       BASIS OF PRESENTATION

In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of EXCO Resources, Inc. ("EXCO") as of December 31, 1997 and June 30, 1998, the results of operations for the three month and six month periods ended June 30, 1997 and 1998, respectively, and the cash flows for the six month periods ended June 30, 1997 and 1998.

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although EXCO believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with EXCO's financial statements and notes thereto included in EXCO's Annual Report on Form 10-K for the year ended December 31, 1997. The accompanying condensed consolidated financial statements include the separate company financial statements of EXCO Resources, Inc. and Jacobi-Johnson Energy, Inc.

The results of operations for the three month and six month periods ended June 30, 1998, are not necessarily indicative of the results expected for the full year.

Effective January 1, 1998, EXCO adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains for marketable securities and futures contracts, foreign currency translation adjustments and minimum pension liability adjustments.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. Because of EXCO's minimum use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of EXCO.

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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


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

The financial statements have been restated to apply the new accounting method retroactively. The effect of the accounting change on the results of operations for the six months ended June 30, 1997 are as follows (in thousands except per share amounts):

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

                                                             ADJUSTMENT FOR
                                                          EFFECT OF CHANGE IN
                                               PREVIOUSLY     ACCOUNTING          AS
                                                REPORTED      PRINCIPAL        ADJUSTED
                                              ----------- ------------------- ----------
 Net Income (Loss).......................     $       13      $     (117)     $     (104)
 Per Share Amounts ......................            .02            (.28)           (.26)

6.       NATIONSBANK CREDIT AGREEMENT

On February 11, 1998, EXCO entered into a credit facility (the "Credit Facility") with NationsBank of Texas, N.A. ("NationsBank"). The Credit Facility provides for borrowings up to $50 million, subject to borrowing base limitations.

The Credit Facility consists of a regular revolver which on August 14, 1998, had a borrowing base of approximately $6.7 million. On August 14, 1998, approximately $6.4 million was available to be borrowed under the Credit Facility. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the Credit Facility are secured by a first lien deed of trust providing a security interest in tangible and intangible assets representing at least 90% of the assessed present value of EXCO's oil and natural gas properties.

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

Under the terms of the Credit Facility, EXCO must not permit its Current Ratio (as defined) of Consolidated Current Assets (as defined) to its Consolidated Current Liabilities (as defined) to be less than 1.0 to 1.0 at any time. Furthermore, EXCO must not permit its Consolidated Tangible Net Worth (as defined) to be less than $500,000 at any time between February 11, 1998 and March 31, 1999. In addition, by March 31, 1999, EXCO's Consolidated Tangible Net Worth must increase by 50% of EXCO's Consolidated Net Income (as defined) for the fiscal quarter then ended and for every fiscal quarter thereafter must increase by 50% of EXCO's Consolidated Net Income for the fiscal quarter then ended. On June 30, 1998, EXCO was in compliance with both the Consolidated Tangible Net Worth covenant and the Current Ratio covenant.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


7.       ACQUISITIONS

Maverick County Acquisition. On February 11, 1998, EXCO acquired certain properties from Osborne Oil Company and Gypsy Production Company and certain other sellers (the "Maverick County Acquisition") in the Chittim/Barclay Ranch Properties located in Maverick County, Texas (the "Maverick County Properties"). As of December 31, 1997, the Maverick County Properties were estimated to contain 415,975 barrels of oil equivalent (1 barrel to 6 thousand cubic feet) of proved reserves, 98% of which were classified as natural gas, and owned leasehold interests in a total of 3,744 gross acres (3,123 net acres) of oil and natural gas properties, 9.6% of which were developed acres. The aggregate purchase price for the Maverick County Properties was $760,200.

Jacobi-Johnson Acquisition. On May 8, 1998, EXCO acquired all of the outstanding common stock (the "Jacobi-Johnson Acquisition") of Jacobi-Johnson Energy, Inc. ("Jacobi-Johnson"). Jacobi-Johnson owns oil and natural gas working interests in Polk, Nacogdoches, Navarro, Smith and Wood Counties, Texas (collectively, the "Jacobi-Johnson Properties"). The Jacobi-Johnson Properties include 34 gross producing (14.3 net producing) wells with current net production of approximately 59.4 barrels ("Bbls") of oil and 171 thousand cubic feet ("Mcf") of natural gas per day. In addition to the producing wells, the Jacobi-Johnson Properties include working interests in two saltwater disposal wells. As of December 31, 1997, the Jacobi-Johnson Properties are estimated to contain proved reserves of 234,985 Bbls of oil and 597,880 Mcf of natural gas. Approximately 100% of the estimated proved reserves of the Jacobi-Johnson Properties are classified as developed.

The aggregate purchase price paid for the stock was $1,476,451. The Sellers have agreed to indemnify EXCO for amounts arising from any breach by the Sellers, including environmental damages, to the extent such amount exceeds $20,000. EXCO has agreed to indemnify the Sellers for amounts arising from any breach by EXCO, to the extent such amount exceeds $20,000. The acquisition was effective January 1, 1998. The amount of consideration was determined through arm's length negotiations taking into account estimates of recoverable reserves, current oil and natural gas prices, the fair market value of other property and equipment, the amount of cash and cash equivalents on hand, the collectibility and estimated payment timing of accounts receivable and the amount of current and long-term liabilities. The consideration consists of $703,035 cash, 85,436 shares of EXCO common stock and the assumption by EXCO of approximately $260,800 of Jacobi-Johnson's indebtedness. EXCO obtained the cash for the purchase price under the Credit Facility with NationsBank. The Jacobi-Johnson Properties have been mortgaged under the Credit Facility.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


Gladstone Merger. EXCO entered into an Agreement and Plan of Merger (the "Merger Agreement") on May 1, 1998 with Gladstone Resources, Inc. ("Gladstone"). Gladstone is a Dallas, Texas based oil and natural gas production company with properties in Kent, Stonewall, Schleicher, Pecos and Madison Counties, Texas, and San Juan County, New Mexico. Under terms of the Merger Agreement, Gladstone stockholders will receive approximately $1.4 million, or $.33 per share, in cash. It is currently anticipated that the transaction will close in the third quarter of 1998, with EXCO being the surviving corporation. The transaction is subject to customary conditions of closing including review by the Securities and Exchange Commission of Gladstone's proxy materials, approval by Gladstone's board of directors and stockholders, approval by EXCO's board of directors and due diligence inspection by EXCO.

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

Dawson County Acquisition. On June 30, 1998, EXCO completed the acquisition of certain properties from J.M. Hill, J.M. Hill, Trustee, Walter O. Hill, Steven J. Devos, Humphrey Oil Interests, L.P. and other working interest owners, in Dawson and Brazos Counties, Texas (the "Dawson County Properties").

The Dawson County Properties include 11 gross (5.3 net) producing wells and 4 gross (1.5 net) salt water disposal and non-producing wells which may require recompletions, workovers or abandonment. The Dawson County Properties include 645 gross (327 net) developed acres and 627 gross (279 net) undeveloped acres. The purchase price was approximately $3.5 million cash.

The following pro forma data presents the results of EXCO for the six months ended June 30, 1997 and 1998, as if the Maverick County Acquisition, the Jacobi-Johnson Acquisition, the Gladstone Merger and the Dawson County Acquisition had occurred on January 1, 1997. The pro forma results of operations are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The following data reflect pro forma adjustments for oil and gas revenues, production costs, depreciation and depletion related to the properties and businesses acquired, interest on borrowed funds and related income tax effects (in thousands, except per share amounts).

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


                                                                                          PRO FORMA
                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                -------------------------------
                                                                                     1997            1998
                                                                                --------------    -------------
Total Revenues..................................................................     1,596            1,258
Income (loss)...................................................................        86             (448)
Basic and diluted earnings per share............................................       .18             (.75)

8.       SUBSEQUENT EVENTS

RIGHTS OFFERING

On July 16, 1998, EXCO's registration statement was declared effective by the Securities and Exchange Commission authorizing the commencement of a rights offering to its existing stockholders. Each stockholder received 10 rights for each share of EXCO's common stock held. Each right entitled the stockholder to purchase one share of EXCO common stock for $6.00 per share. The rights offering expired on August 12, 1998. EXCO received net proceeds of approximately $35.5 million. The exercise of the rights by some existing stockholders or their assignees has resulted in the dilution of the shares of common stock held by those stockholders who did not exercise their rights. EXCO intends to use the proceeds for future acquisitions, development drilling and recompletions, the repayment of its current bank indebtedness, working capital and general corporate purposes.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as, "may," "believe," "expect," "intend," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-Q, are forward-looking statements. Although EXCO believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward- looking statements, including certain risks and uncertainties that could cause actual results to differ materially from EXCO's expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, and in EXCO's Annual Report on Form 10-K for the year ended December 31, 1997. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the timing and extent of changes in commodity prices for oil and natural gas, the need to develop and replace reserves, environmental risks, drilling and operating risks, risks related to exploitation and development, uncertainties about the estimates of reserves, competition, government regulation and the ability of EXCO to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to EXCO or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein.

RESULTS OF OPERATIONS

         Comparison of Three Months Ended June 30, 1997 and 1998

         Revenues. EXCO's total revenues for the three month period ended June 30, 1998 increased $101,000, or 59%, to $272,000 versus $171,000 for the corresponding period of 1997. The increase in revenues was primarily due to the Maverick County Acquisition and the Jacobi- Johnson Acquisition.

         EXCO sold 4,904 Bbls of crude oil during the three months ended June 30, 1998 versus 4,960 Bbls in the corresponding three months of 1997, a 1% decrease. EXCO sold 99,714 Mcf of natural gas during the current three months versus 43,480 Mcf in the second quarter of 1997, a 129% increase. The nominal decrease in oil volume was attributable to the sale in mid-1997 of several non-strategic oil properties which was offset by volumes from the Jacobi-Johnson Acquisition in May 1998. The increase in gas volume was due to the acquisition of the Maverick County properties effective January 1, 1998.

         The average oil price received during the three months ended June 30, 1998 was $12.34 versus $18.59 for the three months ended June 30, 1997, a $6.25 per barrel or 34% decrease. The average gas price received during the current three months was $1.95 versus $1.66 for the corresponding three months of the prior year, a $0.29 per Mcf or 17% increase.

         Costs and Expenses. Costs and expenses for the three month period ended June 30, 1998 increased by $297,000, or 111%, to $564,000 as compared to $267,000 for the corresponding period of 1997. This was primarily due to a $189,000 increase in general and administrative costs in the current three months. This increase reflects EXCO's increased staffing and new focus on reserve acquisitions. Other variances between the costs and expenses for the second quarter of 1998 and 1997 are minimal.

         Net Loss. EXCO had a net loss for the three months ended June 30, 1998 of $292,000 compared to a net loss of $96,000 for the corresponding three months of 1997, representing $.52 and $.24 per share, respectively. Earnings per share figures are based on restated weighted average shares outstanding after the retroactive effect of the one-for-two reverse stock split approved at EXCO's shareholders' meeting held on March 31, 1998.

         Comparison of Six Months Ended June 30, 1997 and 1998

         Revenues. EXCO's total revenues for the six month period ended June 30, 1998 increased $54,000, or 13%, to $455,000 versus $401,000 for the corresponding period of 1997. The increase in revenues was primarily due to the Maverick County Acquisition and the Jacobi-- Johnson Acquisition.

         EXCO sold 7,720 Bbls of crude oil during the six months ended June 30, 1998 versus 9,932 Bbls in the corresponding six months of 1997, a 22% decrease. EXCO sold 172,239 Mcf of natural gas during the current six months versus 86,600 Mcf in the first six months of 1997, a 99% increase. The decrease in oil volume was attributable to the sale in mid-1997 of several non-strategic oil properties. The increase in gas volume was due to the acquisition of the Maverick County properties effective January 1, 1998.

         The average oil price received during the six months ended June 30, 1998 was $12.82 versus $20.04 for the six months ended June 30, 1997, a $7.22 per barrel or 36% decrease. The average gas price received during the current six months was $1.91 versus $2.13 for the corresponding six months of the prior year, a $0.22 per Mcf or 10% decrease.

         Costs and Expenses. Costs and expenses for the six month period ended June 30, 1998 increased by $436,000, or 86%, to $941,000 as compared to $505,000 for the corresponding period of 1997. This was primarily due to a $322,000 increase in general and administrative costs in the current six months. This increase reflects EXCO's increased staffing and new focus on reserve acquisitions. The increase was also due to a $43,000 increase in oil and natural gas production expenses and a $52,000 increase in depreciation, depletion and amortization expense both due to the Maverick County Acquisition and Jacobi-Johnson Acquisition.

         Net Loss. EXCO had a net loss for the six months ended June 30, 1998 of $486,000 compared to a net loss of $104,000 for the corresponding six months of 1997, representing $0.91 and $0.26 per share, respectively. Earnings per share figures are based on restated weighted average shares outstanding after the retroactive effect of the one-for-two reverse stock split approved at EXCO's shareholders' meeting held on March 31, 1998.

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

         The Credit Facility consists of a regular revolver which on August 14, 1998, had a borrowing base of approximately $6.7 million. On August 14, 1998, approximately $6.4 million was available to be borrowed under the Credit Facility. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the Credit Facility are secured by a first lien deed of trust providing a security interest in tangible and intangible assets representing at least 90% of the assessed present value of EXCO's oil and natural gas properties.

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

         Under the terms of the Credit Facility, EXCO must not permit its Current Ratio (as defined) of Consolidated Current Assets (as defined) to its Consolidated Current Liabilities (as defined) to be less than 1.0 to 1.0 at any time. Furthermore, EXCO must not permit its Consolidated Tangible Net Worth (as defined) to be less than $500,000 at any time between February 11, 1998 and March 31, 1999. In addition, by March 31, 1999, EXCO's Consolidated Tangible Net Worth must increase by 50% of EXCO's Consolidated Net Income (as defined) for the fiscal quarter then ended and for every fiscal quarter thereafter must increase by 50% of

EXCO's Consolidated Net Income for the fiscal quarter then ended. On June 30, 1998, EXCO was in compliance with both the Consolidated Tangible Net Worth covenant and the Current Ratio covenant.

         The Rights Offering

         On July 16, 1998, EXCO's registration statement was declared effective by the Securities and Exchange Commission authorizing the commencement of a rights offering to its existing stockholders. Each stockholder received 10 rights for each share of EXCO's common stock held. Each right entitled the stockholder to purchase one share of EXCO common stock for $6.00 per share. The rights offering expired on August 12, 1998. EXCO received net proceeds of approximately $35.5 million. The exercise of the rights by some existing stockholders or their assignees has resulted in the dilution of the shares of common stock held by those stockholders who did not exercise their rights. EXCO intends to use the proceeds for future acquisitions, development drilling and recompletions, the repayment of its current bank indebtedness, working capital and general corporate purposes.

YEAR 2000 COMPLIANCE

         EXCO's management has conducted a review of its information systems and related data-processing activities to assess its exposure to the Year 2000 issue. As a result, EXCO purchased an oil and gas based software system which is Year 2000 compliant. The Year 2000 compliant version of this software is in use at other oil and gas companies currently. This software to now being used by EXCO.

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

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

                  27       Financial Data Schedule.


         (b)      Current Reports on Form 8-K:

                  1. Current Report on Form 8-K dated May 8, 1998 pursuant to
                     Item 2.

                  2. Current Report on Form 8-K dated May 1, 1998 pursuant to
                     Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                               EXCO RESOURCES, INC.
                               (Registrant)


Date: August 14, 1998          By: /s/ J. DOUGLAS RAMSEY
                                   ------------------------------------------
                                   J. Douglas Ramsey
                                   Chief Financial Officer and Vice President

                                  EXHIBIT INDEX

         NO.          DESCRIPTION OF EXHIBIT
         ---          ----------------------
         27           Financial Data Schedule