Form 10-Q
period 1998-09-30
EXCO RESOURCES INC
filed 1998-11-17
CIK 316300

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

                Class: Common Stock, par value $0.02 per share
               Outstanding at October 31, 1998: 6,687,696 shares

                             EXCO RESOURCES, INC.

                                     INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements............................................. 2

          Condensed Consolidated Balance Sheets
          December 31, 1997 and September 30, 1998 (Unaudited)............. 2

          Condensed Consolidated Statements of Operations
          Three Months and Nine Months Ended September 30, 1997
          and 1998 (Unaudited)............................................. 3

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1997 and 1998 (Unaudited)........ 4

          Notes to Condensed Consolidated Financial Statements............. 5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................13


Item 3.   Quantitative and Qualitative Disclosure About Market Risk........17



PART II.  OTHER INFORMATION

Item 5.   Other Information................................................18

Item 6.   Exhibits and Reports on Form 8-K.................................18


Signatures.................................................................20

Exhibit Index..............................................................21

                        PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             EXCO RESOURCES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Unaudited, in thousands, except per share data)

                                                                     DECEMBER 31,   SEPTEMBER 30,
                                                                     ------------   -------------
                                                                         1997            1998
                                                                     ------------   -------------
ASSETS
Current assets:
 Cash and cash equivalents.......................................... $        496   $      29,266
 Accounts receivable................................................          226             564
 Other..............................................................            5             134
                                                                     ------------   -------------
     Total current assets...........................................          727          29,964

Oil and natural gas properties (full cost accounting method):
 Undeveloped oil and natural gas properties.........................           36              32
 Proved developed oil and natural gas properties....................        4,267          10,768
                                                                     ------------   -------------
                                                                            4,303          10,800
 Allowance for depreciation, depletion and amortization.............       (3,830)         (4,070)
                                                                     ------------   -------------
 Oil and natural gas properties, net................................          473           6,730
Office and field equipment, net.....................................           70             235
Deferred financing costs............................................           --              60
                                                                     ------------   -------------
     Total assets................................................... $      1,270   $      36,989
                                                                     ============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................................... $        262   $         492
 Revenues and royalties payable.....................................           50             157
 Current maturities of long-term debt...............................           16               1
                                                                     ------------   -------------
     Total current liabilities......................................          328             650

Long-term debt, less current maturities.............................           15               0

Stockholders' equity:
 Common Stock, $.02 par value:
   Authorized shares - 25,000,000
   Issued and outstanding shares - 502,650 and 6,687,696 at
   December 31, 1997 and September 30, 1998, respectively...........           10             134
 Additional paid-in capital.........................................        9,716          45,443
 Deficit eliminated.................................................       (8,799)         (8,799)
 Retained earnings (deficit), as adjusted for quasi-reorganization
  at December 31, 1997..............................................           --            (439)
                                                                     ------------   -------------
     Total stockholders' equity.....................................          927          36,339
                                                                     ------------   -------------
     Total liabilities and stockholders' equity..................... $      1,270   $      36,989
                                                                     ============   =============

See accompanying notes.

                              EXCO RESOURCES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited, in thousands, except per share amounts)

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                             ------------------            -----------------
                                               1997      1998                1997     1998
                                             --------  --------            -------  --------
REVENUES:
 Oil and natural gas........................ $    133  $    486            $  517   $   914
 Other income...............................        9       264                26       291
                                             --------  --------            -------  --------
     Total revenues.........................      142       750               543     1,205

COSTS AND EXPENSES:
 Oil and natural gas production.............       71       247               270       489
 Depreciation, depletion and amortization...       19       172                71       276
 General and administrative.................      106       230               341       787
 Interest...................................        1        54                10        92
 Loss on disposition of properties..........       --        --                10        --
                                             --------  --------            -------  --------
     Total costs and expenses...............      197       703               702     1,644
                                             --------  --------            -------  --------

Income (loss) before income taxes...........      (55)       47              (159)     (439)
Income tax expense (benefit)................       --        --                --        --
                                             --------  --------            -------  --------
Net loss.................................... $    (55) $     47            $ (159)  $  (439)
                                             ========  ========            =======  ========
Basic and diluted earnings per share........ $   (.14) $    .01            $ (.39)  $  (.28)
                                             ========  ========            =======  ========
Weighted average number of common and
 common equivalent shares outstanding.......      403     3,655               403     1,584
                                             ========  ========            =======  ========

See accompanying notes.

                              EXCO RESOURCES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                         ------------------
                                                                           1997      1998
                                                                         -------   --------
OPERATING ACTIVITIES:
 Net loss..............................................................  $ (159)   $  (439)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation, depletion and amortization..........................      71        276
     Loss on disposition of property...................................      10         --
     Effect of changes in:
      Accounts receivable..............................................      22       (281)
      Other current assets.............................................       1       (121)
      Accounts payable and other current liabilities...................      (2)       289
                                                                         -------   -------
Net cash provided by (used in) operating activities....................     (57)      (276)

INVESTING ACTIVITIES:
Payment for acquisitions, net of cash..................................      --       (943)
Additions to property and equipment....................................     (85)    (5,226)
Proceeds from disposition of property and equipment....................     302          4
                                                                         -------   -------
Net cash provided by (used in) investing activities....................     217     (6,165)

FINANCING ACTIVITIES:
Proceeds from long-term debt...........................................      --      6,360
Payments on long-term debt.............................................     (18)    (6,390)
Payments on note payable...............................................    (150)        --
Proceeds from issuance of common stock.................................      --     35,735
Deferred financing costs...............................................      --       (494)
                                                                         -------   -------
Net cash provided by (used in) financing activities....................    (168)    35,211
                                                                         -------   -------
Net increase (decrease) in cash........................................      (8)    28,770
Cash at beginning of period............................................      46        496
                                                                         -------   -------
Cash at end of period..................................................  $   38    $29,266
                                                                         =======   =======
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid..........................................................  $   10    $    92
                                                                         =======   =======
Income taxes paid......................................................  $  --     $   --
                                                                         =======   =======

See accompanying notes.

                             EXCO RESOURCES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998
                                  (Unaudited)


1.   BASIS OF PRESENTATION

In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of EXCO Resources, Inc. ("EXCO") as of December 31, 1997 and September 30, 1998, the results of operations for the three month and nine month periods ended September 30, 1997 and 1998, respectively, and the cash flows for the nine month periods ended September 30, 1997 and 1998.

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although EXCO believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with EXCO's financial statements and notes thereto included in EXCO's Annual Report on Form 10-K for the year ended December 31, 1997. The accompanying condensed consolidated financial statements include the financial statements of EXCO Resources, Inc. and Jacobi-Johnson Energy, Inc.

The results of operations for the three month and nine month periods ended September 30, 1998, are not necessarily indicative of the results expected for the full year.

Effective January 1, 1998, EXCO adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains for marketable securities and futures contracts, foreign currency translation adjustments and minimum pension liability adjustments. Currently, adoption of FAS 130 has had no effect on earnings or the financial position of EXCO.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. Because of EXCO's current minimum use of derivatives, at the present time management does not believe the adoption of the new Statement will have a significant effect on earnings or the financial position of EXCO.

                             EXCO RESOURCES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998
                                  (Unaudited)


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

                             EXCO RESOURCES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998
                                  (Unaudited)


The financial statements have been restated to apply the new accounting method retroactively. The effect of the accounting change on the results of operations for the nine months ended September 30, 1997 are as follows (in thousands except per share amounts):

                                     ADJUSTMENT FOR
                                  EFFECT OF CHANGE IN
                     PREVIOUSLY        ACCOUNTING          AS
                      REPORTED         PRINCIPAL        ADJUSTED
                     ----------   -------------------   --------
Net Income (Loss)....  $ (22)           $(137)           $(159)

Per Share Amounts....  $(.05)           $(.34)           $(.39)


6.   NATIONSBANK CREDIT AGREEMENT

On February 11, 1998, EXCO entered into a credit facility (and as subsequently amended, the "Credit Facility") with NationsBank of Texas, N.A. ("NationsBank"). The Credit Facility provided for borrowings up to $50,000,000, subject to borrowing base limitations. On September 21, 1998, EXCO entered into an amendment to the Credit Facility with NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.). The amended Credit Facility provides for borrowings up to $150,000,000, subject to borrowing base limitations.

The Credit Facility consists of a regular revolver which on October 31, 1998, had a borrowing base of approximately $5,500,000. On October 31, 1998, approximately $5,500,000 was available to be borrowed under the Credit Facility. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the Credit Facility are secured by a first lien deed of trust providing a security interest in tangible and intangible assets representing at least 90% of the assessed present value of EXCO's oil and natural gas properties.

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

                             EXCO RESOURCES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998
                                  (Unaudited)


Under the terms of the Credit Facility, EXCO must not permit its Current Ratio (as defined) of Consolidated Current Assets (as defined) to its Consolidated Current Liabilities (as defined) to be less than 1.0 to 1.0 at any time. Furthermore, EXCO must not permit its Consolidated Tangible Net Worth (as defined) to be less than $500,000 at any time between February 11, 1998 and March 31, 1999. In addition, by March 31, 1999, EXCO's Consolidated Tangible Net Worth must increase by 50% of EXCO's Consolidated Net Income (as defined) for the fiscal quarter then ended and for every fiscal quarter thereafter must increase by 50% of EXCO's Consolidated Net Income for the fiscal quarter then ended. EXCO's Consolidated Tangible Net Worth must increase on the date of any issuance of EXCO's equity securities after December 31, 1998, by an amount equal to 75% of the net proceeds received by EXCO from the issuance of such securities. On September 30, 1998, EXCO was in compliance with both the Consolidated Tangible Net Worth covenant and the Current Ratio covenant.

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

Jacobi-Johnson Acquisition. On May 8, 1998, EXCO acquired all of the outstanding common stock (the "Jacobi-Johnson Acquisition") of Jacobi-Johnson Energy, Inc. ("Jacobi-Johnson"). Jacobi-Johnson owns oil and natural gas working interests in Polk, Nacogdoches, Navarro, Smith and Wood Counties, Texas (collectively, the "Jacobi-Johnson Properties"). The Jacobi-Johnson Properties include 34 gross producing (14.3 net producing) wells with current net production of approximately 52.9 barrels ("Bbls") of oil and 159 thousand cubic feet ("Mcf") of natural gas per day. In addition to the producing wells, the Jacobi-Johnson Properties include working interests in two saltwater disposal wells. As of December 31, 1997, the Jacobi-Johnson Properties are estimated to contain proved reserves of 234,985 Bbls of oil and 597,880 Mcf of natural gas. Approximately 100% of the estimated proved reserves of the Jacobi-Johnson Properties are classified as developed.

The aggregate purchase price paid for the stock was $1,476,451. The acquisition was effective January 1, 1998. The amount of consideration was determined through arm's length negotiations

                             EXCO RESOURCES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998
                                  (Unaudited)


taking into account estimates of recoverable reserves, current oil and natural gas prices, the fair market value of other property and equipment, the amount of cash and cash equivalents on hand, the collectibility and estimated payment timing of accounts receivable and the amount of current and long-term liabilities. The consideration consisted of $703,035 cash, 85,436 shares of EXCO common stock and the assumption by EXCO of approximately $260,800 of Jacobi-Johnson's indebtedness. EXCO obtained the cash for the purchase price under the Credit Facility with NationsBank. The Jacobi-Johnson Properties have been mortgaged under the Credit Facility.

Gladstone Merger. EXCO entered into an Agreement and Plan of Merger (the "Merger Agreement") on May 1, 1998 with Gladstone Resources, Inc. ("Gladstone"). Gladstone is a Dallas, Texas based oil and natural gas production company with properties in Kent, Stonewall, Schleicher, Pecos and Madison Counties, Texas, and San Juan County, New Mexico. Under terms of the Merger Agreement, Gladstone stockholders would receive approximately $1.4 million, or $.33 per share, in cash. EXCO intends to fund this transaction from the net cash proceeds from the Rights Offering. The transaction is subject to customary conditions of closing including review by the Securities and Exchange Commission of Gladstone's proxy materials, approval by Gladstone's board of directors and stockholders, approval by EXCO's board of directors and due diligence inspection by EXCO.

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

Since the date of the Merger Agreement and the Stock Option Agreement, the financial and oil and natural gas assets of Gladstone have materially decreased. EXCO can offer no assurance that the merger will be approved or that the transaction will be completed under the terms and conditions of the Merger Agreement.

Dawson County Acquisition. On June 30, 1998, EXCO completed the acquisition of certain properties from J.M. Hill, J.M. Hill, Trustee, Walter O. Hill, Steven J. Devos, Humphrey Oil Interests, L.P. and other working interest owners, in Dawson and Brazos Counties, Texas (the "Dawson County Properties").

                             EXCO RESOURCES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998
                                  (Unaudited)


The Dawson County Properties include 11 gross (5.3 net) producing wells and 4 gross (1.5 net) salt water disposal and non-producing wells which may require recompletions, workovers or abandonment. The Dawson County Properties include 645 gross (327 net) developed acres and 627 gross (279 net) undeveloped acres. The purchase price was approximately $3,500,000 cash.

The following pro forma data presents the results of EXCO for the nine months ended September 30, 1997 and 1998, as if the Maverick County Acquisition, the Jacobi-Johnson Acquisition, the Gladstone Merger and the Dawson County Acquisition had occurred on January 1, 1997. The pro forma results of operations are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The following data reflect pro forma adjustments for oil and gas revenues, production costs, depreciation and depletion related to the properties and businesses acquired, interest on borrowed funds and related income tax effects (in thousands, except per share amounts).

                                            PRO FORMA
                                        NINE MONTHS ENDED
                                          SEPTEMBER 30,
                                        -----------------
                                          1997      1998
                                        --------  -------
Total Revenues.........................   $2,376   $2,073

Income (loss)..........................      154     (432)

Basic and diluted earnings per share...      .32     (.27)


8.   RIGHTS OFFERING

On July 16, 1998, EXCO's registration statement was declared effective by the Securities and Exchange Commission authorizing the commencement of a rights offering to its existing shareholders (the "Rights Offering"). Each shareholder received 10 rights for each share of EXCO's common stock held. Each right entitled the shareholder to purchase one share of EXCO common stock for $6.00 per share. The Rights Offering expired on August 12, 1998. EXCO received net proceeds of approximately $35,500,000. The exercise of the rights by some existing shareholders or their assignees has resulted in the dilution of the shares of common stock held by those shareholders who did not exercise their rights. EXCO has used some of and intends to use the remaining proceeds of the Rights Offering for acquisitions, development drilling and recompletions, the repayment of its bank indebtedness, working capital and general corporate purposes.

                             EXCO RESOURCES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998
                                  (Unaudited)


9.   BOARD OF DIRECTORS

On August 18, 1998, EXCO expanded its Board of Directors from seven to nine members, and two new Board members were elected to fill the newly created Board positions in conjunction with EXCO's Rights Offering. The new members of the Board of Directors are Jeff M. Moore and Jeffrey D. Benjamin, representatives of Ares Management, L.P., and Oaktree Capital Management, LLC, respectively.

10.  NASDAQ NATIONAL MARKET SYSTEM

On September 16, 1998, trading of EXCO's common stock moved from the OTC Bulletin Board to the Nasdaq National Market System. EXCO's trading symbol remains "EXCO".

11.  SUBSEQUENT EVENTS

ACQUISITION JOINT VENTURE

On October 9, 1998, EXCO formed a $50,000,000 joint venture with an institutional investor to acquire oil and gas related assets and securities. Under the terms of the Limited Liablity Company Agreement, EXCO is required to contribute 5% of any capital expenditures. As of October 31, 1998, the joint venture has invested in various debt securities. Through October 31, 1998, EXCO's investment in the joint venture has been approximately $320,000.

ACQUISITION OF PROMISSORY NOTE

On November 2, 1998, EXCO acquired a promissory note from a Texas bank for $6,400,000 which is secured by substantially all of the assets of Rio Grande, Inc., its subsidiaries and affiliated entities (collectively "Rio Grande, Inc."). Rio Grande, Inc. is an oil and gas producer with principal operations in Texas, Oklahoma, Louisiana, and Mississippi. Simultaneously therewith, EXCO entered into an agreement with Rio Grande, Inc. and Rio Grande, Inc.'s sole holder of preferred stock (the "Preferred Holder"), regarding plans for the ultimate satisfaction of the debt, including the proposed acquisition of Rio Grande, Inc. or its assets by EXCO.

Rio Grande, Inc. at January 31, 1998 had a standardized measure of discounted future net cash flows of $14,595,400, total assets of $11,104,542, proved oil reserves of 1,544,118 barrels, and proved gas reserves of 4,982,000 Mcf.

On November 12, 1998, Rio Grande, Inc. announced that it had filed for reorganization under Chapter 11 of the Bankruptcy Code. A plan for a financial restructuring (the "Plan") has been negotiated between EXCO, which is Rio Grande, Inc.'s largest secured creditor, and the Preferred Holder in conjunction with the filing under Chapter 11. Rio Grande, Inc. will seek court

                             EXCO RESOURCES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998
                                  (Unaudited)

approval of the proposed Plan. Pursuant to the terms of the Plan, Rio Grande, Inc. intends to fully repay its trade creditors. The Plan provides that Rio Grande Drilling Company, Rio Grande Offshore, Ltd., and Rio Grande Desert Oil Company, all subsidiaries or affiliates of Rio Grande, Inc. (the "Subsidiaries"), shall merge into Rio Grande, Inc. The outstanding shares of Rio Grande, Inc.'s common and preferred stock would be canceled. EXCO, as the secured creditor of Rio Grande, Inc. in respect of the note acquired by EXCO will be issued new shares of common stock of Rio Grande, Inc., representing all of the then outstanding capital stock of Rio Grande, Inc. in settlement of Rio Grande, Inc.'s $13 million secured indebtedness owed to EXCO. Additionally, the proposed Plan would provide that the Preferred Holder would be afforded the opportunity to acquire a 24.5% working interest in the Righthand Creek field, the Company's principal property. Rio Grande GulfMex, Ltd., an entity of which the Company is an 80% general partner, has also filed Chapter 11 under the proposed plan. Its creditors are likewise expected to be repaid in full.

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

RESULTS OF OPERATIONS

     Comparison of Three Months Ended September 30, 1997 and 1998

     Revenues. EXCO's total revenues for the three month period ended September 30, 1998 increased $608,000, or 428%, to $750,000 versus $142,000 for the corresponding period of 1997. The increase in revenues was primarily due to the Maverick County Acquisition, the Jacobi-Johnson Acquisition, and the Dawson County Acquisition.

     EXCO sold 23,738 Bbls of crude oil during the three months ended September 30, 1998 versus 2,432 Bbls in the corresponding three months of 1997, an 876% increase. EXCO sold 109,346 Mcf of natural gas during the current three months versus 46,931 Mcf in the third quarter of 1997, a 133% increase. The increases in oil and gas volumes were attributable to the Maverick County Acquisition, the Jacobi-Johnson Acquisition, and the Dawson County Acquisition.

     The average oil price received during the three months ended September 30, 1998 was $12.43 versus $18.42 for the three months ended September 30, 1997, a $5.99 per barrel or 33% decrease. The average gas price received during the current three months was $1.74 versus $1.89 for the corresponding three months of the prior year, a $0.15 per Mcf or 8% decrease.

     Costs and Expenses. Costs and expenses for the three month period ended September 30, 1998 increased by $506,000, or 257%, to $703,000 as compared to $197,000 for the corresponding period of 1997. This increase reflects EXCO's increased staffing and new focus on reserve acquisitions.

     Net Income. EXCO had net income for the three months ended September 30, 1998 of $47,000 compared to a net loss of $55,000 for the corresponding three months of 1997, representing $.01 and ($.14) per share, respectively. Earnings per share figures are based on restated weighted average shares outstanding after the retroactive effect of the one-for-two reverse stock split approved at EXCO's shareholders' meeting held on March 31, 1998.

     Comparison of Nine Months Ended September 30, 1997 and 1998

     Revenues. EXCO's total revenues for the nine month period ended September 30, 1998 increased $662,000, or 122%, to $1,205,000 versus $543,000 for the corresponding period of 1997. The increase in revenues was primarily due to the Maverick County Acquisition, the Jacobi-Johnson Acquisition, and the Dawson County Acquisition.

     EXCO sold 31,361 Bbls of crude oil during the nine months ended September 30, 1998 versus 12,364 Bbls in the corresponding nine months of 1997, a 154% increase. EXCO sold 282,104 Mcf of natural gas during the current nine months versus 133,531 Mcf in the first nine months of 1997, a 111% increase. The increases in oil and gas volumes were attributable to the Maverick County Acquisition, the Jacobi-Johnson Acquisition, and the Dawson County Acquisition.

     The average oil price received during the nine months ended September 30, 1998 was $12.57 versus $19.72 for the nine months ended September 30, 1997, a $7.15 per barrel or 36% decrease. The average gas price received during the current nine months was $1.84 versus $2.05 for the corresponding nine months of the prior year, a $0.21 per Mcf or 10% decrease.

     Costs and Expenses. Costs and expenses for the nine month period ended September 30, 1998 increased by $942,000, or 134%, to $1,644,000 as compared to $702,000 for the corresponding period of 1997. This was primarily due to a $446,000 increase in general and administrative costs in the current nine months. This increase reflects EXCO's increased staffing and new focus on reserve acquisitions. The increase was also due to a $219,000 increase in oil and natural gas production expenses and a $205,000 increase in depreciation, depletion and amortization expenses both due to the Maverick County Acquisition, the Jacobi-Johnson Acquisition, and the Dawson County Acquisition.

     Net Loss. EXCO had a net loss for the nine months ended September 30, 1998 of $439,000 compared to a net loss of $159,000 for the corresponding nine months of 1997, representing $.28 and $.39 per share, respectively. Earnings per share figures are based on restated weighted average shares outstanding after the retroactive effect of the one-for-two reverse stock split approved at EXCO's shareholders' meeting held on March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     General

     Consistent with EXCO's strategy of acquiring and developing reserves, EXCO has an objective of maintaining financing flexibility. There can be no assurance that cash from operations will be sufficient in the future to meet its stated strategy. Continuing low oil prices may impact EXCO's general strategy. Since EXCO commenced its oil and natural gas operations, EXCO has utilized a variety of sources of capital to fund its acquisition, development and exploitation programs, and to fund its operations.

     EXCO's general financial strategy is to use cash from operations, bank financing and the issuance of equity securities to service interest when EXCO has outstanding indebtedness, to pay ongoing operating expenses, and to contribute limited amounts toward further development of EXCO's existing proved reserves as well as additional acquisitions. There can be no assurance that cash from operations will be sufficient in the future to cover all of those purposes.

     EXCO has planned development and exploitation activities for its major operating areas. In addition, EXCO is continuing to evaluate oil and natural gas properties for future acquisition. Historically, EXCO has used the proceeds from the issuance of equity securities and borrowings under the Credit Facility to raise cash to fund acquisitions. However, there can be no assurance that such funds will be available to EXCO, in the future, to meet its budgeted capital spending. Furthermore, EXCO's ability to borrow other than under the Credit Facility is subject to restrictions imposed by the Credit Facility. If EXCO cannot secure additional funds for its planned development and exploitation activities, then EXCO will be required to delay or reduce substantially both of these activities.

     Credit Facility

     On February 11, 1998, EXCO entered into the Credit Facility. The Credit Facility provided for borrowings up to $50,000,000, subject to borrowing base limitations. On September 21, 1998, EXCO entered into an amendment to the Credit Facility with NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.). The amended Credit Facility provides for borrowings up to $150,000,000, subject to borrowing base limitations.

     The Credit Facility consists of a regular revolver which on October 31, 1998, had a borrowing base of approximately $5,500,000. On October 31, 1998, approximately $5,500,000 was available to be borrowed under the Credit Facility. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the Credit Facility are secured by a first lien deed of trust providing a security interest in tangible and intangible assets representing at least 90% of the assessed present value of EXCO's oil and natural gas properties.

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

     Under the terms of the Credit Facility, EXCO must not permit its Current Ratio (as defined) of Consolidated Current Assets (as defined) to its Consolidated Current Liabilities (as defined) to be less than 1.0 to 1.0 at any time. Furthermore, EXCO must not permit its Consolidated Tangible Net Worth (as defined) to be less than $500,000 at any time between February 11, 1998 and March 31, 1999. In addition, by March 31, 1999, EXCO's Consolidated Tangible Net Worth must increase by 50% of EXCO's Consolidated Net Income (as defined) for the fiscal quarter then ended and for every fiscal quarter thereafter must increase by 50% of EXCO's Consolidated Net Income for the fiscal quarter then ended. EXCO's Consolidated Tangible Net Worth must increase on the date of any issuance of EXCO's equity securities after December 31, 1998, by an amount equal to 75% of the net proceeds received by EXCO from the issuance of such securities. On September 30, 1998, EXCO was in compliance with both the Consolidated Tangible Net Worth covenant and the Current Ratio covenant.

     The Rights Offering

     On July 16, 1998, EXCO's registration statement was declared effective by the Securities and Exchange Commission authorizing the commencement of the Rights Offering. Each shareholder received 10 rights for each share of EXCO's common stock held. Each right entitled the shareholder to purchase one share of EXCO common stock for $6.00 per share. The Rights Offering expired on August 12, 1998. EXCO received net proceeds of approximately $35,500,000 from the Rights Offering. The exercise of the rights by some existing shareholders or their assignees has resulted in the dilution of the shares of common stock held by those shareholders who did not exercise their rights. EXCO has used $6,400,000 of the proceeds to acquire the Rio Grande, Inc. promissory note, applied approximately $5,700,000 against outstanding borrowings against the Credit Facility, and purchased approximately $320,000 in debt securities in conjunction with the acquisition joint venture and intends to use the remaining proceeds for acquisitions, development drilling and recompletions, the repayment of its bank indebtedness, working capital and general corporate purposes.

     Acquisition Joint Venture

     On October 9, 1998, EXCO formed a $50,000,000 joint venture with an institutional investor to acquire oil and gas related assets and securities. Under the terms of the Limited Liablity Company Agreement, EXCO is required to contribute 5% of any capital expenditures. As of October 31, 1998, the joint venture has invested in various debt securities. Through October 31, 1998, EXCO's investment in the joint venture has been approximately $320,000.

YEAR 2000 COMPLIANCE

     EXCO's management has conducted a review of its information systems and related data-processing activities to assess its exposure to the Year 2000 issue. As a result, EXCO purchased an oil and gas based software system which is Year 2000 compliant. The Year 2000 compliant version of this software is currently in use at other oil and gas companies. This software is now being used by EXCO.

     EXCO currently uses Year 2000 compliant engineering evaluation software for acquisition analysis, as well as internal engineering applications. EXCO's spreadsheet and word processing software is also Year 2000 compliant.

     EXCO has potential Year 2000 exposure with regard to its third party relationships and services including its bank and bank accounts, payroll processing which is outsourced, and other vendor and/or service providers who utilize computers. Though EXCO has no control over Year 2000 compliance implementation by these parties, EXCO has inquired and been assured that all of EXCO's service providers are currently or will be Year 2000 compliant. EXCO believes that it will not be practical to independently verify the third party responses because it does not believe that EXCO would be given access to carry out such verification or that the costs of doing so would be affordable. At this time, the cost of replacing non-compliant or non-responsive third parties will not be possible to determine. EXCO plans to establish contingency plans once the risks have been more fully quantified.

     EXCO does not currently anticipate that it will incur material expenditures, if any at all, to complete modifications for the Year 2000.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

                          PART II -  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

     ACQUISITION OF PROMISSORY NOTE

     On November 2, 1998, EXCO acquired a promissory note from a bank for $6,400,000 which is secured by substantially all of the assets of Rio Grande, Inc., its subsidiaries and affiliated entities (collectively "Rio Grande, Inc."). Rio Grande, Inc. is an oil and gas producer with principal operations in Texas, Oklahoma, Louisiana, and Mississippi. Simultaneously therewith, EXCO entered into an agreement with Rio Grande, Inc. and Rio Grande, Inc.'s sole holder of preferred stock (the "Preferred Holder"), regarding plans for the ultimate satisfaction of the debt, including the proposed acquisition of Rio Grande, Inc. or its assets by EXCO.

     Rio Grande, Inc. at January 31, 1998 had a standardized measure of discounted future net cash flows of $14,595,400, total assets of $11,104,542, proved oil reserves of 1,544,118 barrels, and proved gas reserves of 4,982,000 Mcf.

     On November 12, 1998, Rio Grande, Inc. announced that it had filed for reorganization under Chapter 11 of the Bankruptcy Code. A plan for a financial restructuring (the "Plan") has been negotiated between EXCO, which is Rio Grande, Inc.'s largest secured creditor, and the Preferred Holder in conjunction with the filing under Chapter 11. Rio Grande, Inc. will seek court approval of the proposed Plan. Pursuant to the terms of the Plan, Rio Grande, Inc. intends to fully repay its trade creditors. The Plan provides that Rio Grande Drilling Company, Rio Grande Offshore, Ltd., and Rio Grande Desert Oil Company, all subsidiaries or affiliates of Rio Grande, Inc. (the "Subsidiaries"), shall merge into Rio Grande, Inc. The outstanding shares of Rio Grande, Inc.'s common and preferred stock would be canceled. EXCO, as the secured creditor of Rio Grande, Inc. in respect of the note acquired by EXCO, will be issued new shares of common stock of Rio Grande, Inc., representing all of the then outstanding capital stock of Rio Grande, Inc. in settlement of Rio Grande, Inc.'s $13,000,000 secured indebtedness owed to EXCO. Additionally, the proposed Plan would provide that the Preferred Holder would be afforded the opportunity to acquire a 24.5% working interest in the Righthand Creek field, the Company's principal property. Rio Grande GulfMex, Ltd., an entity of which the Company is an 80% general partner, has also filed Chapter 11 under the proposed plan. Its creditors are likewise expected to be repaid in full.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are included herein:

          No.  Description of Exhibit
          ---  ----------------------
          27   Financial Data Schedule

     (b)  Current Reports on Form 8-K:

          1. Current Report on Form 8-K dated June 30, 1998 pursuant to Item 2 and Item 7.

          2. Current Report on Form 8-K dated August 13, 1998 pursuant to
             Item 1.

          3. Current Report on Form 8-K dated September 21, 1998 pursuant to
             Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                              EXCO RESOURCES, INC.
                              (Registrant)


Date: November 16, 1998       By:   /s/ J. Douglas Ramsey
                                    --------------------------------------------
                                    J. Douglas Ramsey
                                    Chief Financial Officer and Vice President

                                 EXHIBIT INDEX


     NO.    DESCRIPTION OF EXHIBIT
     ---    --------------------------------------------------

     27     Financial Data Schedule