Form 10-Q
period 1999-03-31
EXCO RESOURCES INC
filed 1999-05-17
CIK 316300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                 YES [X] NO [ ]

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class: Common Stock, par value $0.02 per share
                  Outstanding at May 10, 1999: 6,687,696 shares

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

Item 1.           Financial Statements (Unaudited) ............................................................2

                  Condensed Consolidated Balance Sheets
                  December 31, 1998 and March 31, 1999.........................................................2

                  Condensed Consolidated Statements of Operations
                  Three Months Ended March 31, 1998 and 1999...................................................3

                  Condensed Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1998 and 1999...................................................4

                  Notes to Condensed Consolidated Financial Statements.........................................5

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............................................. 10

Item 3.           Quantitative and Qualitative Disclosure About Market Risk.................................. 14


PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders........................................ 15

Item 5.           Other Information.......................................................................... 15

Item 6.           Exhibits and Reports on Form 8-K............................................................16

Signatures....................................................................................................19

Exhibit Index.................................................................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

                              EXCO RESOURCES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)


                                                                      DECEMBER 31,  MARCH 31,
                                                                      ------------  ---------
                                                                        1998          1999
                                                                      --------      --------
ASSETS
Current assets:
   Cash and cash equivalents ....................................     $ 21,493      $ 21,924
   Accounts receivable ..........................................          540         1,001
   Other ........................................................          124           148
                                                                      --------      --------
            Total current assets ................................       22,157        23,073

Oil and natural gas properties (full cost accounting method):
   Proved developed and undeveloped oil and natural
       gas properties ...........................................       11,765        18,088
   Allowance for depreciation, depletion and amortization .......       (4,211)       (4,473)
                                                                      --------      --------
   Oil and natural gas properties, net ..........................        7,554        13,615
Office and field equipment, net .................................          248           276
Deferred financing costs, net ...................................           49            37
Investment in Rio Grande, Inc. ..................................        6,539            --
Investment in EXCO Energy Investors, L.L.C.......................          341           352
Other assets ....................................................           --           264
                                                                      --------      --------
            Total assets ........................................     $ 36,888      $ 37,617
                                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .............................................     $    480      $  1,058
   Revenues and royalties payable ...............................          167           103
   Current maturities of long-term debt .........................            1             1
                                                                      --------      --------
            Total current liabilities ...........................          648         1,162

Long-term debt, less current maturities .........................           --            --
Other long-term liabilities .....................................           --           376

Stockholders' equity:
   Common Stock, $.02 par value:
       Authorized shares - 25,000,000
       Issued and outstanding shares - 6,687,696 at
       December 31, 1998 and March 31, 1999 .....................          134           134
   Additional paid-in capital ...................................       46,241        46,241
    Notes receivable-officers ...................................         (825)         (825)
   Deficit eliminated ...........................................       (8,799)       (8,799)
    Minority interest in limited partnership ....................           --            (8)
   Retained deficit, as adjusted for quasi-reorganization
       at December 31, 1997 .....................................         (511)         (664)
                                                                      --------      --------
            Total stockholder's equity ..........................       36,240        36,079
                                                                      --------      --------
            Total liabilities and stockholders' equity ..........     $ 36,888      $ 37,617
                                                                      ========      ========

See accompanying notes.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)


                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                    --------------------
                                                     1998         1999
                                                    -------      -------
REVENUES:
   Oil and natural gas ........................     $   173      $   669
   Other income ...............................          10          315
                                                    -------      -------
            Total revenues ....................         183          984

COSTS AND EXPENSES:
   Oil and natural gas production .............          95          368
   Depreciation, depletion and amortization ...          36          294
   General and administrative .................         239          474
   Interest ...................................           7            1
                                                    -------      -------
            Total costs and expenses ..........         377        1,137
                                                    -------      -------

Income (loss) before income taxes .............        (194)        (153)
Income tax expense (benefit) ..................          --           --
                                                    -------      -------
Net loss ......................................     $  (194)     $  (153)
                                                    =======      =======
Net loss per share ............................     $  (.38)     $  (.02)
                                                    =======      =======
Weighted average number of common and
   common equivalent shares outstanding .......         509        6,688
                                                    =======      =======

See accompanying notes.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 ----------------------
                                                                   1998          1999
                                                                 --------      --------
OPERATING ACTIVITIES:
Net loss ...................................................     $   (194)     $   (153)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
       Depreciation, depletion and amortization ............           36           294
       Effect of changes in:
          Accounts receivable ..............................           44          (109)
          Other current assets .............................          (17)           46
          Accounts payable and other current liabilities ...           45           149
                                                                 --------      --------
    Net cash provided by (used in) operating activities ....          (86)          227

INVESTING ACTIVITIES:
Additions to property and equipment ........................         (869)         (237)
Investment in EXCO Energy Investors, L.L.C..................           --           (11)
Investment in Rio Grande, Inc. promissory note .............           --         7,451
Acquisition of Rio Grande, Inc. ............................           --        (7,017)
Proceeds from disposition of property and equipment ........            4            28
                                                                 --------      --------
    Net cash provided by (used in) investing activities ....         (865)          214

FINANCING ACTIVITIES:
Proceeds from long-term debt ...............................          600            --
Payments on long-term debt .................................           (4)          (10)
Payments on note payable ...................................           --            --
Proceeds from issuance of common stock .....................           --            --
Deferred financing costs ...................................          (89)           --
                                                                 --------      --------
    Net cash provided by (used in) financing activities ....          507           (10)
                                                                 --------      --------
Net increase (decrease) in cash ............................         (444)          431
Cash at beginning of period ................................          496        21,493
                                                                 --------      --------
Cash at end of period ......................................     $     52      $ 21,924
                                                                 ========      ========

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid ..............................................     $      7      $      1
                                                                 ========      ========
Income taxes paid ..........................................     $     --      $     --
                                                                 ========      ========

See accompanying notes.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of EXCO Resources, Inc. as of December 31, 1998 and March 31, 1999, the results of operations for the three month periods ended March 31, 1998 and 1999, and the cash flows for the three month periods ended March 31, 1998 and 1999.

         We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. You should read these financial statements in conjunction with our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 1998. The accompanying condensed consolidated financial statements include the financial statements of EXCO Resources, Inc. and Rio Grande GulfMex, Ltd.

         The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the results we expect for the full year.

         Effective January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains from marketable securities and futures contracts, foreign currency translation adjustments and minimum pension liability adjustments. For the three months ended March 31, 1998 and 1999, our net loss and comprehensive income were the same.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. Because of our current minimum use of derivatives, at the present time we do not believe the adoption of the new Statement will have a significant effect on our earnings or our financial position.

2.       QUASI-REORGANIZATION

         Effective December 31, 1997, we effected a quasi-reorganization by applying approximately $8.8 million of our additional paid-in capital account to eliminate our accumulated deficit. Our board of directors decided to effect a quasi-reorganization given the change in management, the infusion of new equity capital and the increase in our activities. Our accumulated deficit was primarily related to past operations and properties that have been

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


disposed of. We did not adjust the historical carrying values of our assets and liabilities in connection with the quasi-reorganization.

3.       EARNINGS PER SHARE

         Statement of Financial Accounting Standards No. 128 "Earnings per Share" which became effective in 1997, requires presentation of two calculations of earnings per common share. Basic earnings per common share equals net income divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus any dilutive shares assumed to be issued. Common stock equivalents are shares assumed to be issued if outstanding stock options were exercised. Because our financial statements show a net loss, basic and diluted per share amounts are the same.

4.       REVERSE STOCK SPLITS

         At our 1996 annual meeting of shareholders, our shareholders approved an amendment to our articles of incorporation, authorizing a one-for-five reverse stock split of our common stock, which became effective July 19, 1996. At our 1998 annual meeting of shareholders, our shareholders approved an amendment to our articles of incorporation, authorizing a one-for-two reverse stock split of our common stock, which became effective March 31, 1998. We have adjusted all share and per share numbers retroactively to record the effects of the reverse stock splits.

5.       OIL AND NATURAL GAS PROPERTIES

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

         Depreciation, depletion, and amortization of evaluated oil and natural gas properties is provided using the unit-of-production method based on total proved reserves, as determined by independent petroleum reservoir engineers.

         Sales, dispositions, and other oil and natural gas property retirements are accounted for as adjustments to the full cost pool, with no recognition of gain or loss unless the disposition would significantly alter the amortization rate.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)



6.       NATIONSBANK CREDIT AGREEMENT

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

         Borrowings under the credit facility are secured by first and prior liens covering 90% of the recognized value of all the proved mineral interests we own. The credit facility contains various restrictive covenants, including limitations on the granting of liens, restrictions on the issuance of additional debt, requirements to maintain a net worth of at least $500,000 and to maintain a current ratio of not less than 1.0 to 1.0, and currently prohibits the payment of dividends on our capital stock.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)



7.       ACQUISITIONS

         We have accounted for the following acquisitions in accordance with Accounting Principles Board No. 16, "Business Combinations" where applicable.

         On October 9, 1998, we formed a $50 million joint venture with an institutional investor to acquire oil and natural gas related assets and securities. Under the terms of the joint venture agreement, we are required to contribute 5% of the joint venture's capital expenditures. As of March 31, 1999, the joint venture has invested in various debt securities. Through March 31, 1999, our investment in the joint venture was approximately $352,000.

         Related to an investment made by the joint venture, we presented a restructuring plan to National Energy Group, Inc.'s bondholders' committee on February 24, 1999. The proposal consists of a combination of shares of our common stock and approximately $58 million cash to satisfy all secured and unsecured liabilities and to acquire the assets of National Energy. The plan anticipates no consideration for the preferred or common equity of National Energy. The plan is subject to conditions which include approval by (1) EXCO's board of directors; (2) EXCO's shareholders; (3) EXCO's bank lenders; (4) due diligence and (5) the U. S. Bankruptcy Court. We cannot assure you that this proposal will be acceptable to National Energy, its creditors' constituencies or the U. S. Bankruptcy Court or that any transaction will be completed .

         On November 2, 1998, we acquired a promissory note from a Texas bank for $6.4 million which was secured by substantially all of the assets of Rio Grande, Inc., its subsidiaries and affiliated entities. Rio Grande, Inc. was an oil and natural gas producer with principal operations in Texas, Oklahoma, Louisiana, and Mississippi. At the same time we purchased the note, we also entered into an agreement with Rio Grande, Inc. and Rio Grande, Inc.'s sole holder of preferred stock, regarding plans for the ultimate satisfaction of Rio Grande, Inc.'s debt, including the proposed acquisition of Rio Grande, Inc. or its assets by us.

         On November 12, 1998, Rio Grande, Inc. announced that it had filed for reorganization under Chapter 11 of the Bankruptcy Code. As the largest secured creditor, we had negotiated a plan for financial restructuring with Rio Grande, Inc. and the holder of its preferred stock. On March 5, 1999, the court confirmed the proposed plan. Pursuant to the terms of the plan, Rio Grande, Inc. fully repaid its trade creditors. Several of the subsidiaries or affiliates were merged into Rio Grande, Inc. Then, the outstanding shares of Rio Grande, Inc.'s common and preferred stock were canceled. We were issued new shares of Rio Grande, Inc. as settlement of Rio Grande Inc.'s $13 million secured indebtedness owed to us. The new shares represented all of the outstanding capital stock of Rio Grande, Inc., and we became the owners of Rio Grande, Inc. effective on March 16, 1999. On March 30, 1999 Rio Grande, Inc. was merged into EXCO. As a result, our financial statements for the three month period ended March 31, 1999 include Rio Grande, Inc.'s activity for the month of March 1999.

         Pro forma results of operations. The following table reflects the pro forma results of operations as though the acquisition of Rio Grande, Inc. had occurred on January 1, 1998.


                                       PRO FORMA
                                   THREE MONTHS ENDED
                                       MARCH 31,
                                ------------------------
                                   1998          1999
                                ---------      ---------
                                (In thousands, except per
                                       share data)
                                      (Unaudited)
Revenues ....................     $ 1,760      $ 1,160
Net loss ....................     $  (550)     $  (195)
Net loss per share ..........     $ (0.93)     $ (0.03)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Before you invest in our common stock, you should be aware that there are various risks associated with an investment. Some of the information in this quarterly report may contain forward-looking statements. We use words such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue" or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they: (1) discuss future expectations; (2) contain projections of results of operations or of our financial conditions; or (3) state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or over which we have no control. When considering our forward-looking statements, you should keep in mind the cautionary statements in this quarterly report and the risk factors contained in our other public filings.

         The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and related notes included in this quarterly report.

OUR RESULTS OF OPERATIONS

         Comparison of Three Months Ended March 31, 1998 and 1999

         Revenues. Our total revenues for the three month period ended March 31, 1999 increased $801,000, or 438%, to $984,000 versus $183,000 for the corresponding period of 1998. The increase in revenues was primarily due to the Rio Grande acquisition, the Jacobi-Johnson acquisition, and the Dawson County acquisition.

         We sold 38,033 Bbls of crude oil during the three months ended March 31, 1999 versus 2,816 Bbls in the corresponding three months of 1998, a 1,251% increase. We sold 151,309 Mcf of natural gas during the current three months versus 72,525 Mcf in the first quarter of 1998, a 109% increase. The increases in oil and gas volumes were attributable to the Rio Grande acquisition, the Jacobi-Johnson acquisition, and the Dawson County acquisition.

         The average oil price received during the three months ended March 31, 1999 was $11.64 versus $13.66 for the three months ended March 31, 1998, a $2.02 per barrel or 15% decrease. The average natural gas price received during the current three months was $1.49 versus $1.86 for the corresponding three months of the prior year, a $.37 per Mcf or 20% decrease.

         Costs and Expenses. Costs and expenses for the three month period ended March 31, 1999 increased by $760,000, or 202%, to $1.14 million as compared to $377,000 for the corresponding period of 1998. This increase reflects our increased staffing and new focus on reserve acquisitions, as well as higher expenses due to several acquisitions.

         Net Loss. We had a net loss for the three months ended March 31, 1999 of $153,000 compared to a net loss of $194,000 for the corresponding three months of 1998, representing $.02 and $.38 per share, respectively. Earnings per share figures are based on restated weighted average shares outstanding after the retroactive effect of the one-for-two reverse stock split approved at our annual meeting of stockholders held on March 31, 1998.

OUR LIQUIDITY AND CAPITAL RESOURCES

         General

         Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining financing flexibility. We cannot assure you that cash from operations will be sufficient in the future to meet our stated strategy. Low oil prices may impact our general strategy. In the past, we have utilized a variety of sources of capital to fund our acquisition, development and exploitation programs, and fund our operations.

         Our general financial strategy is to use cash from operations, bank financing and the issuance of equity securities to service interest when we have outstanding indebtedness, to pay ongoing operating expenses, and to contribute limited amounts toward further development of our existing proved reserves as well as additional acquisitions. We cannot assure you that cash from operations will be sufficient in the future to cover all of these purposes.

         We have planned development and exploitation activities for our major operating areas. In addition, we are continuing to evaluate oil and natural gas properties for future acquisition. Historically, we have used the proceeds from the issuance of equity securities and borrowings under the credit facility to raise cash to fund acquisitions. However, we cannot assure you that funds will be available to us in the future to meet our budgeted capital spending. Furthermore, our ability to borrow other than under the credit facility is subject to restrictions imposed by our credit facility. If we cannot secure additional funds for our planned development and exploitation activities, then we will be required to delay or reduce substantially both of these activities.

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

         The credit facility consists of a regular revolver which on March 31, 1999, had a borrowing base of approximately $5.5 million. On March 31, 1999, we had approximately $5.5 million available for borrowing under the credit facility. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the credit facility are secured by a first lien deed of trust providing a security interest in tangible and intangible assets representing at least 90% of the assessed present value of our oil and natural gas properties.

         The credit facility provides that if our aggregate outstanding indebtedness is less than $5 million, advances will bear interest at 1.5% over the appropriate LIBOR rate. If our aggregate outstanding indebtedness is greater than $5 million, then our advances will bear interest at 1.0% over LIBOR if the borrowing base usage is less than 50%, 1.25% over LIBOR if the borrowing base usage is between 50-70%, 1.5% over LIBOR if the borrowing base usage is between 70- 90%, and 1.75% over LIBOR if the borrowing base usage exceeds 90%. The credit facility also permits us to repay and reborrow amounts under the credit facility without any penalty, thereby allowing us the flexibility to utilize any available cash to reduce our outstanding indebtedness and thus, our costs of borrowed funds.

         Under the terms of the credit facility, we must not permit our current ratio of consolidated current assets to our consolidated current liabilities to be less than 1.0 to 1.0 at any time. In addition, for each fiscal quarter beginning January 1, 1999, our consolidated tangible net worth must increase by 50% of our consolidated net income for the fiscal quarter then ended. Our consolidated tangible net worth must increase on the date we issue any equity securities after December 31, 1998, by an amount equal to 75% of the net proceeds we receive from the issuance of these securities. On March 31, 1999, we were in compliance with both the consolidated tangible net worth covenant and the current ratio covenant.

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

         The credit facility matures on February 11, 2000. Our next borrowing base redetermination is scheduled for no later than October 1, 1999, and semi-annually thereafter. We may seek additional borrowing capacity at that time for our development drilling program. However, we cannot assure you that our current development program will result in increased collateral values or that these values will enable us to borrow the funds we need to continue the program.

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

         Other activities which we have started or scheduled to start during the balance of 1999 include testing of desktop PC's, assessment of material business partners, and an inventory of embedded systems in field locations. We have engaged an outside consultant to assist in reviewing equipment used in our oil and natural gas producing operations. We are also seeking written verification from our major operators, suppliers and customers that they will be Year 2000 compliant. We anticipate that the costs of seeking verification will be minimal. We believe that it is not practical to independently verify the responses we receive because we do not believe we will be given access to carry out verification or that the cost will be affordable. The cost of replacing non-compliant or non-responsive operators, suppliers and customers will not be determined until the review has progressed. The following table summarizes the current overall status of the project with anticipated completion dates:

--------------------------------------------------------------------------------------------------------------------
                                                     PHASE
--------------------------------------------------------------------------------------------------------------------
          COMPONENT                     INVENTORY             ASSESSMENT/PRIORITIZATION      REMEDIATION/CONTINGENCY
--------------------------------------------------------------------------------------------------------------------
          Software                      Complete                    May 31, 1999                  June 15, 1999
          Hardware                      Complete                    May 31, 1999                  June 15, 1999
      Business Partners               May 31, 1999                  June 30, 1999                 July 31, 1999
      Embedded Systems                May 31, 1999                  June 30, 1999                 July 31, 1999
      (Non-IT Systems)

         In addition to the above, during the second and third quarters of 1999 we will develop an overall contingency plan designed to provide for continued operations which will include precautionary measures.

         Cost. As of April 30, 1999, we have incurred $3,750 in consulting costs for Year 2000 project planning and scope definition. All software packages requiring an upgrade which have been identified will be upgraded and may require additional out-of-pocket expenses which are expected to be minimal. An accurate cost cannot be determined prior to the conclusion of the assessment/prioritization phase, but it is expected that our total project expenditures including the use of outside consultants, if any, should not exceed $20,000 paid from our working capital. This excludes any costs which may be assessed by joint venture partners on properties not operated by us.

         Risks/Contingency. The failure to remediate critical systems (software, hardware or embedded systems), or the failure of a material business partner to resolve critical Year 2000 issues could have a serious adverse impact on our ability to continue operations and meet obligations. Any Year 2000 problems that do occur will likely manifest themselves in reduced production through equipment shut down or impaired liquidity through an inability of our customers to take delivery or to process payment. At the current time, we believe that any interruption in operation will be minor and short-lived and will pose no safety or environmental risks. However, until all assessment phases have been completed it is impossible to accurately identify the risks, quantify potential impacts or establish a contingency plan. We have not yet clearly identified the most likely worst case scenario if we and our material business partners do not achieve Year 2000 readiness on a timely basis. Because of the acquisition of Rio Grande, Inc., we currently intend to complete our contingency planning by July 31, 1999.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

                           PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended March 31, 1999, we did not submit any matter to a vote by our shareholders through the solicitation of proxies or otherwise.

ITEM 5.           OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our Annual Meeting of Stockholders on April 20, 1999, at which the shareholders considered the following:

         (1) the election of nine directors to hold office until the next Annual Meeting of Shareholders or until their successors have been duly qualified and elected,

         (2) an amendment to the EXCO 1998 Stock Option Plan to increase the number of shares of common stock authorized for option grants from 1,000,000 to 1,600,000 shares and to ratify and confirm options previously granted by the Board of Directors, and

         (3) the adoption of the EXCO 1998 Director Compensation Plan.

         Douglas H. Miller was elected as a director and received 4,561,429 votes for his election, with 7,715 votes withheld. T. W. Eubank was elected as a director and received 4,567,929 votes for his election, with 1,215 votes withheld. J. Douglas Ramsey was elected as a director and received 4,567,929 votes for his election, with 1,215 votes withheld. Jeffrey D. Benjamin was elected as a director and received 4,567,729 votes for his election, with 1,415 votes withheld. Earl E. Ellis was elected as a director and received 4,567,729 votes for his election, with 1,415 votes withheld. Jeff M. Moore was elected as a director and received 4,567,729 votes for his election, with 1,415 votes withheld. J. Michael Muckleroy was elected as a director and received 4,566,729 votes for his election, with 2,415 votes withheld. Boone Pickens was elected as a director and received 4,558,790 votes for his election, with 10,354 votes withheld. Stephen F. Smith was elected as a director and received 4,567,729 votes for his election, with 1,415 votes withheld. The proposal to amend the EXCO Resources, Inc. 1998 Stock Option Plan to increase the number of shares of common stock authorized for option grants from 1,000,000 to 1,600,000 shares and to ratify and confirm options previously granted by the Board of Directors was approved with 2,441,071 votes in favor of approval, 676,976 votes against and 26,336 votes abstaining. The proposal to adopt the EXCO Resources, Inc. 1998 Director Compensation Plan was approved with 3,097,474 votes in favor of approval, 46,590 votes against and 1,258 votes abstaining.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

                  No.      Description of Exhibit

                  2.1 First Amended Joint Chapter 11 Plan of Reorganization of Rio Grande, Inc., Rio Grande Drilling Company, Rio Grande Desert Oil Company, Rio Grande Offshore, Ltd., and Rio Grande GulfMex, Ltd., dated January 25, 1999 and modified March 4, 1999, previously filed as an exhibit to Rio Grande, Inc.'s Form 8-K/A filed March 23, 1999 and incorporated by reference herein

                  2.2 Confirmation Order for the Plan of Reorganization, dated March 4, 1999, previously filed as an exhibit to Rio Grande, Inc.'s Form 8-K/A filed March 23, 1999 and incorporated by reference herein

                  2.3 Findings of Fact and Conclusions of Law regarding Confirmation Order (which set forth the March 4, 1999 modifications to the Plan), previously filed as an exhibit to Rio Grande, Inc.'s Form 8-K/A filed March 23, 1999 and incorporated by reference herein

                  3.1 Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference herein

                  3.2 Bylaws of EXCO, as amended filed as an Exhibit to EXCO's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference herein

                  4.1 Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference herein

                  4.2 Restated Bylaws of EXCO, as amended filed as an Exhibit to EXCO's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference herein

                  4.3 Specimen Stock Certificate for the Common Stock of EXCO filed as an Exhibit to EXCO's Pre-Effective Amendment No. 1 to Form S-2 filed on June 2, 1998 and incorporated by reference herein

                  10.1 Standby Purchase Commitment between EXCO Resources, Inc. on the one hand and Ares Management, L.P. on behalf of Ares Leveraged Investment Fund, L.P. on the other hand dated July 16, 1998 filed as an Exhibit to EXCO's Form 8-K filed August 25, 1998 and incorporated by reference herein

                  10.2 Standby Purchase Commitment between EXCO Resources, Inc. on the one hand and Oaktree Capital Management, LLC on behalf of OCM Principal Opportunities Fund, L.P. on the other hand, dated July 16, 1998 filed as an Exhibit to EXCO's Form 8-K filed August 25, 1998 and incorporated by reference herein

                  10.3 Credit Agreement among EXCO Resources, Inc., as borrower, and NationsBank of Texas, N.A., as agent, and financial institutions listed on Schedule I, dated February 11, 1998 filed as an Exhibit to EXCO's Form 8-K filed February 25, 1998 and incorporated by reference herein

                  10.4 First Amendment to Credit Agreement among EXCO Resources, Inc., as borrower, NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.), as agent, and financial institutions listed on
                           Schedule I, dated September 21, 1998, filed as an Exhibit to EXCO's Form 8-K filed September 28, 1998 and incorporated by reference herein

                  10.5 Purchase and Sale Agreement among EXCO Resources, Inc. and Osborne Oil Company, et al., dated January 27, 1998 filed as an Exhibit to EXCO's Form 8-K filed August 25, 1998 and incorporated by reference herein

                  10.6 EXCO Energy Investors, L.L.C. Operating Agreement, dated October 9, 1998, filed as an Exhibit to EXCO's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference herein

                  10.7 Purchase and Sale Agreement among EXCO Resources, Inc. and Osborne Oil Company, et al., dated January 27, 1998, filed as an Exhibit to EXCO's Form 8-K dated February 25, 1998 and incorporated by reference herein

                  10.8 Stock Purchase Agreement between EXCO Resources, Inc. and Jacobi-Johnson Energy, Inc., dated May 1, 1998, filed as an Exhibit to EXCO's Form 8-K filed May 15, 1998 and incorporated by reference herein

                  10.9 EXCO Resources, Inc. 1998 Stock Option Plan, filed as Appendix A to EXCO's Proxy Statement dated March 17, 1998 and incorporated by reference herein

                  10.10 Amendment No. 1 to the EXCO Resources, Inc. 1998 Stock Option Plan (filed herewith)

                  10.11 EXCO Resources, Inc. 1998 Director Compensation Plan filed as Appendix D to EXCO's Proxy Statement dated March 16, 1999 and incorporated by reference herein

                  10.12 Purchase and Sale Agreement dated June 24, 1998, by and between Humphrey Oil Interests, L.P. on the one hand and EXCO Resources, Inc. on the other, filed as an Exhibit to EXCO's Form 8-K dated June 30, 1998 and incorporated by reference herein

                  10.13 Purchase and Sale Agreement dated June 24, 1998, by and between J. M. Hill, Individually and as Trustee, Walter O. Hill, and Steven J. Devos on the one hand and EXCO Resources, Inc. on the other, filed as an Exhibit to EXCO's Form 8-K dated June 30, 1998 and incorporated by reference herein

                  16.1 Letter from Belew Averitt LLP regarding change in certifying accountant dated January 20, 1998 filed as an Exhibit to EXCO's Form 8-K filed January 21, 1998 and incorporated by reference herein

                  18.1 Letter from Ernst & Young LLP regarding change in accounting principles dated February 11, 1998 filed as an Exhibit to EXCO's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference herein

                  27.1     Financial Data Schedule (filed herewith)

                  99.1 Voting Agreement dated October 30, 1998 between Rio Grande, Inc., Rio Grande Drilling Company, Rio Grande Offshore, Ltd., Rio Grande Desert Oil Company and Rio Grande GulfMex, Ltd. and EXCO Resources, Inc. previously filed as an Exhibit to Rio Grande, Inc.'s Form 8-K dated November 12, 1998 and incorporated by reference herein

         (b)      Reports on Form 8-K:

                  Current Report on Form 8-K dated March 17, 1999 filed April 1, 1999 pursuant to Item 2 and containing Rio Grande, Inc. Financial Statements to be filed by amendment no later than May 31, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  EXCO RESOURCES, INC.
                                  (Registrant)


Date: May 17, 1999          By:   /s/ J. DOUGLAS RAMSEY
                                  ----------------------------------------------
                                  J. Douglas Ramsey
                                  Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


         NO.                    DESCRIPTION OF EXHIBITS
         ---                    ------------------------

         2.1      First Amended Joint Chapter 11 Plan of Reorganization of Rio
                  Grande, Inc., Rio Grande Drilling Company, Rio Grande Desert
                  Oil Company, Rio Grande Offshore, Ltd., and Rio Grande
                  GulfMex, Ltd., dated January 25, 1999 and modified March 4,
                  1999, previously filed as an exhibit to Rio Grande, Inc.'s
                  Form 8-K/A filed March 23, 1999 and incorporated by reference herein

         2.2      Confirmation Order for the Plan of Reorganization, dated March
                  4, 1999, previously filed as an exhibit to Rio Grande, Inc.'s
                  Form 8-K/A filed March 23, 1999 and incorporated by reference herein

         2.3      Findings of Fact and Conclusions of Law regarding Confirmation
                  Order (which set forth the March 4, 1999 modifications to the Plan), previously filed as an exhibit to Rio Grande, Inc.'s
                  Form 8-K/A filed March 23, 1999 and incorporated by reference herein

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

         10.6     EXCO Energy Investors, L.L.C. Operating Agreement, dated
                  October 9, 1998, filed as an Exhibit to EXCO's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference herein

         10.7     Purchase and Sale Agreement among EXCO Resources, Inc. and
                  Osborne Oil Company, et al., dated January 27, 1998, filed as an Exhibit to EXCO's Form 8-K dated February 25, 1998 and incorporated by reference herein

         10.8     Stock Purchase Agreement between EXCO Resources, Inc. and
                  Jacobi-Johnson Energy, Inc., dated May 1, 1998, filed as an
                  Exhibit to EXCO's Form 8-K filed May 15, 1998 and incorporated by reference herein

         10.9     EXCO Resources, Inc. 1998 Stock Option Plan, filed as Appendix
                  A to EXCO's Proxy Statement dated March 17, 1998 and incorporated by reference herein

         10.10    Amendment No. 1 to the EXCO Resources, Inc. 1998 Stock Option
                  Plan (filed herewith)

         10.11    EXCO Resources, Inc. 1998 Director Compensation Plan filed as
                  Appendix D to EXCO's Proxy Statement dated March 16, 1999 and incorporated by reference herein

         10.12 Purchase and Sale Agreement dated June 24, 1998, by and between Humphrey Oil Interests, L.P. on the one hand and EXCO
                  Resources, Inc. on the other, filed as an Exhibit to EXCO's
                  Form 8-K dated June 30, 1998 and incorporated by reference herein

         10.13 Purchase and Sale Agreement dated June 24, 1998, by and between J. M. Hill, Individually and as Trustee, Walter O.
                  Hill, and Steven J. Devos on the one hand and EXCO Resources, Inc. on the other, filed as an Exhibit to EXCO's Form 8-K dated June 30, 1998 and incorporated by reference herein

         16.1 Letter from Belew Averitt LLP regarding change in certifying accountant dated January 20, 1998 filed as an Exhibit to EXCO's Form 8-K filed January 21, 1998 and incorporated by reference herein

         18.1 Letter from Ernst & Young LLP regarding change in accounting principles dated February 11, 1998 filed as an Exhibit to EXCO's Annual Report on Form 10-K for the year ended December
                  31, 1997 and incorporated by reference herein

         27.1     Financial Data Schedule (filed herewith)

         99.1     Voting Agreement dated October 30, 1998 between Rio Grande,
                  Inc., Rio Grande Drilling Company, Rio Grande Offshore, Ltd.,
                  Rio Grande Desert Oil Company and Rio Grande GulfMex, Ltd. and
                  EXCO Resources, Inc. previously filed as an Exhibit to Rio
                  Grande, Inc.'s Form 8-K dated November 12, 1998 and incorporated by reference herein