Form 10-Q
period 1999-06-30
EXCO RESOURCES INC
filed 1999-08-16
CIK 316300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                 Class: Common Stock, par value $0.02 per share
                Outstanding at August 10, 1999: 6,687,696 shares

                              EXCO RESOURCES, INC.

                                      INDEX

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).......................................................      2

           Condensed Consolidated Balance Sheets
           December 31, 1998 and June 30, 1999....................................................      2

           Condensed Consolidated Statements of Operations
           Three Months and Six Months Ended June 30, 1998 and 1999...............................      3

           Condensed Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1998 and 1999................................................      4

           Notes to Condensed Consolidated Financial Statements...................................      5

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..........................................     13

Item 3.    Quantitative and Qualitative Disclosure About Market Risk..............................     18

PART II.   OTHER INFORMATION

Item 4.    Exhibits and Reports on Form 8-K.......................................................     19

Signatures........................................................................................     23

Exhibit Index.....................................................................................     24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                              EXCO RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)

                                                                      DECEMBER 31,      JUNE 30,
                                                                      ------------     ----------
                                                                          1998            1999
                                                                      ------------     ----------
ASSETS
Current assets:
   Cash and cash equivalents .....................................     $   21,493      $    8,906
   Accounts receivable ...........................................            540           1,902
   Other .........................................................            124              91
                                                                       ----------      ----------
            Total current assets .................................         22,157          10,899

Oil and natural gas properties (full cost accounting method):
   Proved developed and undeveloped oil and natural gas
      properties..................................................         11,765          31,319
   Allowance for depreciation, depletion and amortization ........         (4,211)         (4,940)
                                                                       ----------      ----------
   Oil and natural gas properties, net ...........................          7,554          26,379
Office and field equipment, net ..................................            248             256
Deferred financing costs, net ....................................             49              66
Investment in Rio Grande, Inc. promissory note ...................          6,539              --
Investment in EXCO Energy Investors, L.L.C .......................            341             352
Note receivable ..................................................             --           7,000
Other assets .....................................................             --             264
                                                                       ----------      ----------
            Total assets .........................................     $   36,888      $   45,216
                                                                       ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................................     $      480      $    1,188
   Revenues and royalties payable ................................            167             297
   Current maturities of long-term debt ..........................              1               1
                                                                       ----------      ----------
            Total current liabilities ............................            648           1,486

Long-term debt, less current maturities ..........................             --           7,000
Other long-term liabilities ......................................             --             376

Stockholders' equity:
   Common Stock, $.02 par value:
       Authorized shares - 25,000,000
       Issued and outstanding shares - 6,687,696 at
       December 31, 1998 and June 30, 1999 .......................            134             134
    Additional paid-in capital ...................................         46,241          46,241
    Notes receivable-officers ....................................           (825)           (870)
    Deficit eliminated ...........................................         (8,799)         (8,799)
    Minority interest in limited partnership .....................             --             (13)
    Retained deficit, as adjusted for quasi-reorganization
       at December 31, 1997 ......................................           (511)           (339)
                                                                       ----------      ----------
            Total stockholders' equity ...........................         36,240          36,354
                                                                       ----------      ----------
            Total liabilities and stockholders' equity ...........     $   36,888      $   45,216
                                                                       ==========      ==========


See accompanying notes.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)

                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                              JUNE 30,                   JUNE 30,
                                                       ----------------------      ----------------------
                                                         1998          1999          1998          1999
                                                       --------      --------      --------      --------
REVENUES:
   Oil and natural gas ...........................     $    255      $  1,596      $    428      $  2,265
   Other income ..................................           17           315            27           630
                                                       --------      --------      --------      --------
            Total revenues .......................          272         1,911           455         2,895

COSTS AND EXPENSES:
   Oil and natural gas production ................          147           640           242         1,008
   Depreciation, depletion and amortization ......           68           503           104           797
   General and administrative ....................          318           448           557           922
   Interest ......................................           31             0            38             1
                                                       --------      --------      --------      --------
            Total costs and expenses .............          564         1,591           941         2,728
                                                       --------      --------      --------      --------

Income (loss) before income taxes and
 minority interest ...............................         (292)          320          (486)          167
Minority interest in limited partnership .........           --            (5)           --            (5)
                                                       --------      --------      --------      --------
Income (loss) before income taxes ................         (292)          325          (486)          172
Income tax expense (benefit) .....................           --            --            --            --
                                                       --------      --------      --------      --------
Net income (loss) ................................     $   (292)     $    325      $   (486)     $    172
                                                       ========      ========      ========      ========
Basic and diluted  earnings (loss) per share .......   $   (.52)     $    .05      $   (.91)     $    .03
                                                       ========      ========      ========      ========
Weighted average number of common and common
   equivalent shares outstanding:
       Basic .....................................          559         6,688           534         6,688
                                                       ========      ========      ========      ========
       Diluted ...................................          559         6,719           534         6,718
                                                       ========      ========      ========      ========


See accompanying notes.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                       --------------------------
                                                                          1998            1999
                                                                       ----------      ----------
OPERATING ACTIVITIES:
Net income (loss) ................................................     $     (486)     $      172
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
       Depreciation, depletion and amortization ..................            104             797
       Effect of changes in:
          Accounts receivable ....................................             (8)         (1,010)
          Other current assets ...................................           (117)            104
          Accounts payable and other current liabilities .........            380             473
                                                                       ----------      ----------
    Net cash provided by (used in) operating activities ..........           (127)            536

INVESTING ACTIVITIES:
Payment for acquisitions, net of cash ............................           (943)             --
Additions to property and equipment ..............................         (4,722)        (14,788)
Investment in EXCO Energy Investors, L.L.C .......................             --             (12)
Investment in Rio Grande, Inc. promissory note ...................             --           7,451
Acquisition of Rio Grande, Inc. ..................................             --          (7,017)
Purchase of Venus Exploration, Inc. promissory note ..............             --          (7,000)
Proceeds from disposition of property and equipment ..............              4           1,340
                                                                       ----------      ----------
    Net cash provided by (used in) investing activities ..........         (5,661)        (20,026)

FINANCING ACTIVITIES:
Proceeds from long-term debt .....................................          6,060           7,000
Payments on long-term debt .......................................             (9)            (10)
Payments on note payable .........................................             --              --
Proceeds from issuance of common stock ...........................             --              --
Interest income on notes receivable - officers ...................             --             (45)
Deferred financing costs .........................................           (164)            (42)
                                                                       ----------      ----------
    Net cash provided by (used in) financing activities ..........          5,887           6,903
                                                                       ----------      ----------
Net increase (decrease) in cash ..................................             99         (12,587)
Cash at beginning of period ......................................            496          21,493
                                                                       ----------      ----------
Cash at end of period ............................................     $      595      $    8,906
                                                                       ==========      ==========

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid ....................................................     $       24      $        1
                                                                       ==========      ==========
Income taxes paid ................................................     $       --      $       --
                                                                       ==========      ==========


See accompanying notes.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of EXCO Resources, Inc. as of December 31, 1998 and June 30, 1999, the results of operations for the three and six month periods ended June 30, 1998 and 1999, and the cash flows for the six month periods ended June 30, 1998 and 1999.

         We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. You should read these financial statements in conjunction with our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 1998. The accompanying condensed consolidated financial statements include the financial statements of EXCO Resources, Inc., Rio Grande GulfMex, Ltd., and EXUS Energy, LLC.

         The results of operations for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results we expect for the full year.

         Effective January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains from marketable securities and futures contracts, foreign currency translation adjustments and minimum pension liability adjustments. For the three and six month periods ended June 30, 1998 and 1999, our net income
(loss) and comprehensive income were the same.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 2000. Because of our current minimum use of derivatives, at the present time we do not believe the adoption of the new Statement will have a significant effect on our earnings or our financial position.

2.       QUASI-REORGANIZATION

         Effective December 31, 1997, we effected a quasi-reorganization by applying approximately $8.8 million of our additional paid-in capital account to eliminate our accumulated deficit. Our board of directors decided to effect a quasi-reorganization given the change in management, the infusion of new equity capital and the increase in our activities. Our

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


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

         Borrowings under the credit facility are secured by first and prior liens covering 90% of the recognized value of all the proved mineral interests we own. The credit facility contains various restrictive covenants, including limitations on the granting of liens, restrictions on the issuance of additional debt, requirements to maintain a net worth of at least $500,000 plus 50% of each quarter's consolidated net income beginning with the quarter ended March 31, 1999, and to maintain a current ratio of not less than 1.0 to 1.0, and currently prohibits the payment of dividends on our capital stock.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


7.       ACQUISITIONS

         We have accounted for the following acquisitions in accordance with Accounting Principles Board No. 16, "Business Combinations" where applicable.

         EXCO Energy Investors L.L.C.

         On October 9, 1998, we formed a $50 million joint venture with an institutional investor to acquire oil and natural gas related assets and securities. Under the terms of the joint venture agreement, we are required to contribute 5% of the joint venture's capital expenditures. As of June 30, 1999, the joint venture has invested in various debt securities. Through June 30, 1999, our investment in the joint venture was approximately $352,000.

         Related to an investment made by the joint venture, we presented a restructuring plan to National Energy Group, Inc.'s bondholders' committee on February 24, 1999. The proposal consisted of a combination of shares of our common stock and approximately $58 million cash to satisfy all secured and unsecured liabilities and to acquire the assets of National Energy. The plan anticipated no consideration for the preferred or common equity of National Energy. The plan was subject to conditions which included approval by (1) EXCO's board of directors; (2) EXCO's shareholders; (3) EXCO's bank lenders; (4) due diligence and (5) the U. S. Bankruptcy Court. This proposal was not accepted by National Energy, its creditors' constituencies or the U.S. Bankruptcy Court. We are currently pursuing our rights as bondholders of National Energy.

         Rio Grande, Inc. Acquisition

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

         Jackson Parish Properties Acquisition

         On June 30, 1999, we formed a joint venture with Venus Exploration, Inc. called EXUS Energy, LLC. On June 30, 1999, EXUS Energy, LLC, a Delaware limited liability company

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


(EXUS), owned 50% by EXCO Resources, Inc. (EXCO) and 50% by Venus Exploration, Inc. (Venus), completed the acquisition from Apache Corporation of certain oil and natural gas properties located in Jackson Parish, Louisiana (the Jackson Parish Properties). Venus is a publicly-held oil and gas exploration company based in San Antonio, Texas. The Jackson Parish Properties include 17 gross (14.25 net) producing wells. EXCO became the operator of all 17 wells acquired in the transaction. The Jackson Parish Properties include 6,411 gross (5,672 net) developed acres and 1,532 gross (1,148 net) undeveloped acres. As of April 1, 1999, the Jackson Parish Properties were estimated to contain 2,815 barrels of oil (Bbls) and 66.5 billion cubic feet (Bcf) of gas. The purchase price, before closing adjustments, was approximately $28.5 million, and after adjustments (the adjustments principally reflect production since March 1, 1999, the effective date of the acquisition), was $27.6 million cash. The purchase price was funded with $14 million drawn under a new credit facility established by EXUS and $14 million of EXUS equity capital. The purchase price was determined based upon arms-length negotiations between Apache Corporation and Venus taking into account reserve estimates and other items customarily considered in acquisitions of this type.

         EXCO and Venus initially capitalized EXUS with $14 million of equity capital, all of which was applied to fund the purchase of the Jackson Parish Properties. EXUS also arranged a credit facility (discussed in greater detail below) through NationsBank, N.A. to fund a portion of the Jackson Parish Properties acquisition, additional development drilling of the properties and additional acquisitions.

         CONVERTIBLE NOTE. Of the initial $14 million of EXUS equity capital, $7 million was provided by EXCO from its cash on hand, and $7 million was provided by Venus from borrowed funds. On June 30, 1999, Venus borrowed $7 million from EXCO under the terms of an $8 million Convertible Promissory Note (the Note). The Note provides for borrowings up to $8 million, subject to restrictions on the use of proceeds. As stated above, Venus drew $7 million under this Note to fund Venus' capital contribution to EXUS. The Note provides for additional draws beginning after January 1, 2000 not to exceed $1 million solely to fund additional capital contributions to EXUS and/or to fund the expenses of one equity issuance. Venus is not permitted to draw any of the $1 million until it has obtained the stockholder approval described below. All borrowings under the Note are secured by a first priority lien providing a security interest in the membership interest of Venus in EXUS, and the distribution and income rights of Venus in EXUS. The Note provides that advances will bear interest, which can be paid in cash or, at Venus' election, Venus common stock, at a rate of 10% from June 30, 1999 through June 30, 2000, with interest increasing 1% per year through June 30, 2004. Advances will bear interest at a rate of 15% thereafter in the event of default. If interest is paid in Venus common stock, the number of shares to be issued shall be determined by dividing the interest payment due by the average market price of one share of Venus common stock for the twenty trading days immediately preceding the interest payment date. Interest is payable semi-annually commencing on January 1, 2000. The Note matures on July 1, 2004 at which time all of the unpaid principal is due and payable.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


         Beginning on July 1, 2000 and continuing until the payment in full of the Note, EXCO, at its option, may convert all or any portion of the outstanding principal balance and accrued interest into shares of Venus common stock for $1.50 per share, subject to adjustment in certain events. On or before December 15, 1999, Venus is required to obtain approval of its stockholders (as required by the rules of the Nasdaq Smallcap Market) of the issuance of the Venus common stock which may be issued upon the conversion of principal or accrued interest under the terms of the Note. In the event Venus is unable to obtain such stockholder approval, Venus would be required to prepay $3 million of the Note plus accrued interest thereon. (Venus is currently authorized to issue shares of its common stock upon conversion of up to $4 million of the principal of the Note without such stockholder approval; accordingly the $3 million mandatory prepayment equates to the principal amount EXCO would not be able to convert to Venus common stock if stockholder approval was not obtained). Alternatively, Venus may elect to transfer membership interests in EXUS held by Venus equal to 21.43% of the aggregate outstanding interests of EXUS (this approximates 3/7 of Venus' equity interest in EXUS) in exchange for a cancellation of $3 million of principal owed under the Note.

         The Note also requires a mandatory prepayment of principal equal to 50% of the net proceeds of each equity issuance by Venus on or after June 30, 1999 (excluding the first $5 million of aggregate net proceeds of all equity issuances after June 30, 1999). Venus may also voluntarily prepay any or all of the Note (subject to a prepayment penalty of 3.57% of the principal prepaid for any prepayment occurring on or prior to July 1, 2000).

         The Note contains other customary terms including certain representations, affirmative covenants (such as conduct of Venus' business, reports to EXCO, compliance with laws), negative covenants (including no purchase or redemption of Venus' common stock and no sale, transfer, mortgage or pledge of the collateral securing the Note), and events of default (including failure to pay principal or interest as required, violation of covenants in the Note, bankruptcy, change of control of Venus, or default under Venus' secured credit facility). An event of default would occur if Venus is unable to obtain stockholder approval.

         The shares which may be issued under the terms of the Note are subject to a Registration Rights Agreement dated June 30, 1999. The Registration Rights Agreement requires Venus to register with the Securities and Exchange Commission 10,133,333 shares of Venus common stock that may be issuable to EXCO under the Note for resale by EXCO from time to time. The 10,133,333 shares represent (i) 5,333,333 that would be issued if EXCO were to convert $8 million of principal under the Note at $1.50 per share and (ii) 4,800,000 shares assuming Venus were to elect to pay all interest accruing on $8 million principal of the Note at an assumed market price of $1.00 per share. The Registration Rights Agreement provides that a registration statement must be filed with the SEC by September 28, 1999 and effective on or prior to the 120th day following the first issuance of any shares under the Note (which 120 day period may be extended to 210 days if Venus has timely complied with its covenants under the Registration Rights Agreement, but the registration statement is still under review by the Securities and Exchange Commission). The Registration Rights Agreement contains other customary terms

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


and provisions including indemnification for certain facilities under applicable securities laws. A breach of the agreement would constitute an event of default under the Note.

         EXUS CREDIT FACILITY. On June 30, 1999, EXUS entered into a credit facility with NationsBank, N.A. as administrative agent and lender. The credit facility provides for borrowings up to $50 million, subject to borrowing base limitations. The bank has sole discretion to determine the borrowing base based on its valuation of EXUS' reserves valued semi-annually.

         The credit facility consists of a regular revolver, which on July 15, 1999, had a borrowing base of $19.5 million. At July 15, 1999, EXUS had approximately $5.5 million available for borrowing under the credit facility. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the credit facility are secured by a first lien mortgage providing a security interest in substantially all assets owned by EXUS including all mineral interests.

         The credit facility provides that if the aggregate outstanding indebtedness of EXUS is less than 75% of the borrowing base, then advances will bear interest at 1.5% over LIBOR. If the borrowing base usage equals or exceeds 75%, then advances will bear interest at 1.75% over LIBOR.

         Under the terms of the credit facility, EXUS must not permit its consolidated current assets to its consolidated current liabilities to be less than 1.0 to 1.0 at any time. Furthermore, EXUS must not incur or pay general and administrative expenses in an aggregate amount exceeding $100,000 during the period from June 30, 1999 through December 31, 1999, or $200,000 during any fiscal year thereafter. On July 31, 1999, EXUS was in compliance with both the current ratio covenant and the general and administrative expense covenant.

         Commencing on September 25, 1999 and continuing each month thereafter until maturity, EXUS shall make mandatory prepayments on the credit facility in an amount equal to 50% of EXUS' Net Revenues (as defined in the credit facility) for the immediately preceding calendar month. Each such payment shall be applied first to accrued but unpaid interest and then to principal. However, if a borrowing base deficiency were to exist after giving effect to a redetermination, then EXUS would have to do one of the following:

         o eliminate the borrowing base deficiency by making a single mandatory prepayment of principal on the revolving loan in an amount equal to the entire amount of the borrowing base deficiency on the first monthly date following the date on which the borrowing base deficiency is determined to exist;

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


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

         The credit facility matures on June 30, 2002. The next borrowing base redetermination is scheduled for January 1, 2000, and on or about each April 30 and October 31, thereafter. EXUS may seek additional borrowing capacity at that time for its development drilling program. However, we and EXUS cannot assure you that the current development program of EXUS will result in increased collateral values or that these values will enable us to borrow the funds EXUS needs to continue the program.

         The credit facility contains a number of covenants affecting the liquidity and capital resources of EXUS, including restrictions on the ability to incur indebtedness at any time in an amount exceeding $25,000 or to pledge assets outside of the credit facility, the maintenance of a current ratio, limitations on general and administrative expenses, and restrictions on the payment of dividends on the equity capital units of EXUS.

         Pro forma results of operations. The following table reflects the pro forma results of operations as though the acquisitions of Jacobi-Johnson Energy, Inc., the Dawson County Properties (described in EXCO's Form 8-K dated June 30,
1998), Rio Grande, Inc. and the Jackson Parish Properties (described in EXCO's Form 8-K dated June 30, 1999), the related borrowings, and the common stock Rights Offering had occurred on January 1, 1998.

                                                                               PRO FORMA
                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                       --------------------------
                                                                          1998            1999
                                                                       ----------      ----------
                                                                       (In thousands, except per
                                                                               share data)
                                                                               (Unaudited)
Revenues .........................................................     $    5,460      $    4,111
Net income .......................................................     $      350      $      295
Basic and diluted earnings per share .............................     $      .05      $      .04

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

OUR RESULTS OF OPERATIONS

         Comparison of Three Months Ended June 30, 1998 and 1999

         Revenues. Our total revenues for the three month period ended June 30, 1999 increased $1.6 million, or 603%, to $1.9 million versus $272,000 for the corresponding period of 1998. The increase in revenues was primarily due to the Rio Grande acquisition, the Jacobi-Johnson acquisition, and the Dawson County Properties acquisition.

         We sold 62,141 Bbls of crude oil during the three months ended June 30, 1999 versus 4,904 Bbls in the corresponding three months of 1998, a 1,167% increase. We sold 299,406 Mcf of natural gas during the current three months versus 99,714 Mcf in the second quarter of 1998, a 200% increase. The increases in oil and gas volumes were primarily attributable to the Rio Grande acquisition, the Jacobi-Johnson acquisition, and the Dawson County Properties acquisition.

         The average oil price received during the three months ended June 30, 1999 was $14.24 versus $12.34 for the three months ended June 30, 1998, a $1.90 per barrel or 15% increase. The average natural gas price received during the current three months was $2.06 versus $1.95 for the corresponding three months of the prior year, a $.11 per Mcf or 6% increase.

         Costs and Expenses. Costs and expenses for the three month period ended June 30, 1999 increased by $1.0 million, or 182%, to $1.6 million as compared to $564,000 for the corresponding period of 1998. This increase reflects our increased staffing and new focus on reserve acquisitions, as well as higher expenses due to several acquisitions.

         Net Income (Loss). We had net income for the three months ended June 30, 1999 of $325,000 compared to a net loss of $292,000 for the corresponding three months of 1998, representing $.05 and ($.52) per share, respectively. Earnings per share figures are based on restated weighted average shares outstanding after the retroactive effect of the one-for-two reverse stock split approved at our annual meeting of stockholders held on March 31, 1998.

         Comparison of Six Months Ended June 30, 1998 and 1999

         Revenues. EXCO's total revenues for the six month period ended June 30, 1999 increased $2.4 million, or 536%, to $2.9 million versus $455,000 for the corresponding period of 1998. The increase in revenues was primarily due to the Rio Grande acquisition, the Jacobi-Johnson acquisition, and the Dawson County Properties acquisition.

         EXCO sold 100,174 Bbls of crude oil during the six months ended June 30, 1999 versus 7,720 Bbls in the corresponding six months of 1998, a 1,198% increase. EXCO sold 450,715 Mcf of natural gas during the current six months versus 172,239 Mcf in the first six months of 1998, a 162% increase. The increase in gas volume was due to the acquisition of Rio Grande, Jacobi-Johnson, and the Dawson County Properties.

         The average oil price received during the six months ended June 30, 1999 was $12.92 versus $12.82 for the six months ended June 30, 1998, a $.10 per barrel or 1% increase. The average gas price received during the current six months was $1.87 versus $1.91 for the corresponding six months of the prior year, a $.04 per Mcf or 2% decrease.

         Cost and Expenses. Cost and expenses for the six month period ended June 30, 1999 increased by $1.8 million, or 190%, to $2.7 million as compared to $941,000 for the corresponding period of 1998. This was primarily due to an increase in lease operating expenses and depreciation, depletion and amortization costs in the current six months resulting from the acquisition of Rio Grande, Jacobi-Johnson, and the Dawson County Properties. This increase reflects EXCO's increased staffing and new focus on reserve acquisitions.

         Net Income (loss). EXCO had a net income for the six months ended June 30, 1999 of $172,000 compared to a net loss of $486,000 for the corresponding six months of 1998, representing $.03 and ($.91) per share, respectively. Earnings per share figures are based on restated weighted average shares outstanding after the retroactive effect of the one-for-two reverse stock split approved at EXCO's shareholders' meeting held on March 31, 1998.

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

         We have planned development and exploitation activities for our major operating areas. In addition, we are continuing to evaluate oil and natural gas properties and companies for future acquisition. Historically, we have used the proceeds from the issuance of equity securities and borrowings under the credit facility to raise cash to fund acquisitions. However, we cannot assure you that funds will be available to us in the future to meet our budgeted capital spending. Furthermore, our ability to borrow other than under the credit facility is subject to restrictions imposed by our credit facility. If we cannot secure additional funds for our planned development, exploitation and acquisition activities, then we will be required to delay or reduce substantially both of these activities.

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

         The credit facility consists of a regular revolver which on June 30, 1999, had a borrowing base of approximately $5.5 million. On June 30, 1999, we had approximately $5.5 million available for borrowing under the credit facility. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the credit facility are secured by a first lien deed of trust providing a security interest in tangible and intangible assets representing at least 90% of the assessed present value of our oil and natural gas properties.

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

         Under the terms of the credit facility, we must not permit our current ratio of consolidated current assets to our consolidated current liabilities to be less than 1.0 to 1.0 at any time. In addition, for each fiscal quarter beginning January 1, 1999, our consolidated tangible net worth must be at least $500,000 and increase by 50% of our consolidated net income for the fiscal quarter then ended. Our consolidated tangible net worth must increase on the date we issue any equity securities after December 31, 1998, by an amount equal to 75% of the net proceeds we receive from the issuance of these securities. On June 30, 1999, we were in compliance with both the consolidated tangible net worth covenant and the current ratio covenant.

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

                                             PHASE
-----------------------------------------------------------------------------------------------
    COMPONENT          INVENTORY       ASSESSMENT/PRIORITIZATION        REMEDIATION/CONTINGENCY
-----------------      ---------       -------------------------        -----------------------
    Software           Complete                Complete                        Complete
    Hardware           Complete                Complete                        Complete
Business Partners      Complete                Complete                     August 31, 1999
Embedded Systems       Complete            August 31, 1999                  August 31, 1999
(Non-IT Systems)

         In addition to the above, during the third quarter of 1999 we will finish developing an overall contingency plan designed to provide for continued operations which will include precautionary measures.

         Cost. As of July 31, 1999, we have incurred $7,500 in consulting costs for Year 2000 project planning and scope definition. All software packages requiring an upgrade which have been identified will be upgraded and may require additional out-of-pocket expenses which we expect to be minimal. We cannot determine an accurate cost prior to the conclusion of the assessment/prioritization phase, but we expect that our total project expenditures including the use of outside consultants, if any, should not exceed $20,000 paid from our working capital. This excludes any costs which may be assessed by joint venture partners on properties we do not operate.

         Risks/Contingency. The failure to remediate critical systems (software, hardware or embedded systems), or the failure of a material business partner to resolve critical Year 2000 issues could have a serious adverse impact on our ability to continue operations and meet obligations. Any Year 2000 problems that do occur will likely manifest themselves in reduced production through equipment shut down or impaired liquidity through an inability of our customers to take delivery or to process payment. At the current time, we believe that any interruption in operation will be minor and short-lived and will pose no safety or environmental risks. However, until all assessment phases have been completed it is impossible to accurately identify the risks, quantify potential impacts or establish a contingency plan. We have not yet clearly identified the most likely worst case scenario if we and our material business partners do not achieve Year 2000 readiness on a timely basis. Because of the acquisition of Rio Grande, Inc., and the Jackson Parish Properties, we currently intend to complete our contingency planning by August 31, 1999.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

                           PART II - OTHER INFORMATION

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  The following exhibits are included herein:

         No.      Description of Exhibit
         ---      ----------------------
         2.1      First Amended Joint Chapter 11 Plan of Reorganization of Rio
                  Grande, Inc., Rio Grande Drilling Company, Rio Grande Desert
                  Oil Company, Rio Grande Offshore, Ltd., and Rio Grande
                  GulfMex, Ltd., dated January 25, 1999 and modified March 4,
                  1999, previously filed as an exhibit to Rio Grande, Inc.'s
                  Form 8-K/A filed March 23, 1999 and incorporated by reference herein.

         2.2      Confirmation Order for the Plan of Reorganization, dated March
                  4, 1999, previously filed as an exhibit to Rio Grande, Inc.'s
                  Form 8-K/A filed March 23, 1999 and incorporated by reference herein.

         2.3      Findings of Fact and Conclusions of Law regarding Confirmation
                  Order (which set forth the March 4, 1999 modifications to the Plan), previously filed as an exhibit to Rio Grande, Inc.'s
                  Form 8-K/A filed March 23, 1999 and incorporated by reference herein.

         3.1 Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Annual Report on Form 10-K for the year ended
                  December 31, 1996 and incorporated by reference herein.

         3.2      Bylaws of EXCO, as amended filed as an Exhibit to EXCO's
                  Annual Report on Form 10-K for the year ended December 31,
                  1996 and incorporated by reference herein.

         4.1 Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Annual Report on Form 10-K for the year ended
                  December 31, 1996 and incorporated by reference herein.

         4.2 Restated Bylaws of EXCO, as amended filed as an Exhibit to EXCO's Annual Report on Form 10-K for the year ended December
                  31, 1996 and incorporated by reference herein.

         4.3 Specimen Stock Certificate for the Common Stock of EXCO filed as an Exhibit to EXCO's Pre-Effective Amendment No. 1 to Form
                  S-2 filed on June 2, 1998 and incorporated by reference herein.

         10.1 Standby Purchase Commitment between EXCO Resources, Inc. on the one hand and Ares Management, L.P. on behalf of Ares
                  Leveraged Investment Fund, L.P. on the other hand dated July
                  16, 1998 filed as an Exhibit to EXCO's Form 8-K filed August
                  25, 1998 and incorporated by reference herein.

         10.2 Standby Purchase Commitment between EXCO Resources, Inc. on the one hand and Oaktree Capital Management, LLC on behalf of OCM Principal Opportunities Fund, L.P. on the other hand, dated July 16, 1998 filed as an Exhibit to EXCO's Form 8-K filed August 25, 1998 and incorporated by reference herein.

         10.3     Credit Agreement among EXCO Resources, Inc., as borrower, and
                  NationsBank of Texas, N.A., as agent, and financial institutions listed on Schedule I, dated February 11, 1998 filed as an Exhibit to EXCO's Form 8-K filed February 25, 1998 and incorporated by reference herein.

         10.4     First Amendment to Credit Agreement among EXCO Resources,
                  Inc., as borrower, NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.), as agent, and financial institutions listed on Schedule I, dated September 21, 1998, filed as an Exhibit to EXCO's Form 8-K filed September 28,
                  1998 and incorporated by reference herein.

         10.5     Purchase and Sale Agreement among EXCO Resources, Inc. and
                  Osborne Oil Company, et al., dated January 27, 1998 filed as an Exhibit to EXCO's Form 8-K filed August 25, 1998 and incorporated by reference herein.

         10.6     EXCO Energy Investors, L.L.C. Operating Agreement, dated
                  October 9, 1998, filed as an Exhibit to EXCO's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference herein.

         10.7     Purchase and Sale Agreement among EXCO Resources, Inc. and
                  Osborne Oil Company, et al., dated January 27, 1998, filed as an Exhibit to EXCO's Form 8-K dated February 25, 1998 and incorporated by reference herein.

         10.8     Stock Purchase Agreement between EXCO Resources, Inc. and
                  Jacobi-Johnson Energy, Inc., dated May 1, 1998, filed as an
                  Exhibit to EXCO's Form 8-K filed May 15, 1998 and incorporated by reference herein.

         10.9     EXCO Resources, Inc. 1998 Stock Option Plan, filed as Appendix
                  A to EXCO's Proxy Statement dated March 17, 1998 and incorporated by reference herein.

         10.10    Amendment No. 1 to the EXCO Resources, Inc. 1998 Stock Option
                  Plan, filed as Exhibit 10.10 to EXCO's Form 10-Q dated May 17,
                  1999 and incorporated by reference herein.

         10.11    EXCO Resources, Inc. 1998 Director Compensation Plan filed as
                  Appendix D to EXCO's Proxy Statement dated March 16, 1999 and incorporated by reference herein.

         10.12 Purchase and Sale Agreement dated June 24, 1998, by and between Humphrey Oil Interests, L.P. on the one hand and EXCO
                  Resources, Inc.

                  on the other, filed as an Exhibit to EXCO's Form 8-K dated
                  June 30, 1998 and incorporated by reference herein.

         10.13 Purchase and Sale Agreement dated June 24, 1998, by and between J. M. Hill, Individually and as Trustee, Walter O.
                  Hill, and Steven J. Devos on the one hand and EXCO Resources, Inc. on the other, filed as an Exhibit to EXCO's Form 8-K dated June 30, 1998 and incorporated by reference herein.

         10.14 Purchase and Sale Agreement between Apache Corporation as seller, and Venus Exploration, Inc., buyer, dated May 13,
                  1999, filed as an Exhibit to EXCO's Form 8-K filed July 15,
                  1999 and incorporated by reference herein.

         10.15    Credit Agreement among EXUS Energy, LLC, as borrower,
                  NationsBank, N.A., as administrative agent, and financial institutions listed on Schedule I, dated June 30, 1999, filed as an Exhibit to EXCO's Form 8-K filed July 15, 1999 and incorporated by reference herein.

         10.16    Limited Liability Company Agreement of EXUS Energy, LLC dated
                  June 30, 1999, filed as an Exhibit to EXCO's Form 8-K filed
                  July 15, 1999 and incorporated by reference herein.

         10.17 Convertible Promissory Note made by Venus Exploration, Inc. in favor of EXCO Resources, Inc., dated June 30, 1999, filed as an Exhibit to EXCO's Form 8-K filed July 15, 1999 and incorporated by reference herein.

         10.18 Pledge Agreement made by Venus Exploration, Inc. for the benefit of EXCO Resources, Inc., dated June 30, 1999, filed as an Exhibit to EXCO's Form 8-K filed July 15, 1999 and incorporated by reference herein.

         10.19    Registration Rights Agreement between EXCO Resources, Inc. and
                  Venus Exploration, Inc., dated June 30, 1999, filed as an
                  Exhibit to EXCO's Form 8-K filed July 15, 1999 and incorporated by reference herein.

         10.20    Agreement Among Members between EXCO Resources, Inc. and Venus
                  Exploration, Inc., dated June 30, 1999, filed as an Exhibit to
                  EXCO's Form 8-K filed July 15, 1999 and incorporated by reference herein.

         16.1 Letter from Belew Averitt LLP regarding change in certifying accountant dated January 20, 1998 filed as an Exhibit to EXCO's Form 8-K filed January 21, 1998 and incorporated by reference herein.

         18.1 Letter from Ernst & Young LLP regarding change in accounting principles dated February 11, 1998 filed as an Exhibit to EXCO's Annual Report on Form 10-K for the year ended December
                  31, 1997 and incorporated by reference herein.

         23.1 Consent of Ernst & Young LLP, independent auditors (filed herewith).

         23.1 Consent of Ernst & Young LLP, independent auditors (filed herewith).

         27.1     Financial Data Schedule (filed herewith).

         99.1     Voting Agreement dated October 30, 1998 between Rio Grande,
                  Inc., Rio Grande Drilling Company, Rio Grande Offshore, Ltd.,
                  Rio Grande Desert Oil Company and Rio Grande GulfMex, Ltd. and
                  EXCO Resources, Inc. previously filed as an Exhibit to Rio
                  Grande, Inc.'s Form 8-K dated November 12, 1998 and incorporated by reference herein.

    (b)  Reports on Form 8-K:

         Current Report on Form 8-K/A No. 1 dated March 17, 1999, filed June 1, 1999 pursuant to Item 7 and containing Rio Grande, Inc. Financial Statements, amending its Current Report on Form 8-K dated March 17, 1999, filed on April 1, 1999.

         Current Report on Form 8-K dated June 30, 1999, filed July 15, 1999 as amended by Form 8-K/A No. 1 filed August 13, 1999 reporting the Jackson Parish Properties Acquisition pursuant to Items 2 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 EXCO RESOURCES, INC.
                                 (Registrant)


Date: August 16, 1999            By: /s/ J. DOUGLAS RAMSEY
                                     ------------------------------------------
                                     J. Douglas Ramsey
                                     Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
  NO.              DESCRIPTION
-------            -----------
 23.1              Consent of Ernst & Young LLP, independent auditors (filed
                   herewith).

 27.1              Financial Data Schedule (filed herewith).