Form 10-Q
period 1999-09-30
EXCO RESOURCES INC
filed 1999-11-05
CIK 316300

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

                 Class: Common Stock, par value $0.02 per share
                Outstanding at November 5, 1999: 6,687,696 shares

                              EXCO RESOURCES, INC.

                                      INDEX


                                                                                                             Page
                                                                                                             Number
                                                                                                             ------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)..........................................................   2

                  Condensed Consolidated Balance Sheets
                  December 31, 1998 and September 30, 1999..................................................   2

                  Condensed Consolidated Statements of Operations
                  Three Months and Nine Months Ended September
                  30, 1998 and 1999.........................................................................   3

                  Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1998 and 1999.............................................   4

                  Notes to Condensed Consolidated Financial Statements......................................   5

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................................    13

Item 3.           Quantitative and Qualitative Disclosures About Market Risk................................. 18


PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K............................................................19

Signatures....................................................................................................22

Exhibit Index.................................................................................................23

                                          PART I -  FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

                              EXCO RESOURCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)


                                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                               -----------    ------------
                                                                                  1998           1999
                                                                               -----------    ------------
ASSETS
Current assets:
   Cash and cash equivalents ...............................................     $ 21,493      $ 10,428
   Accounts receivable .....................................................          540         2,254
   Other ...................................................................          124            83
                                                                                 --------      --------
            Total current assets ...........................................       22,157        12,765

Oil and natural gas properties (full cost accounting method):
   Proved developed and undeveloped oil and natural gas properties .........       11,765        31,243
   Allowance for depreciation, depletion and amortization ..................       (4,211)       (5,473)
                                                                                 --------      --------
   Oil and natural gas properties, net .....................................        7,554        25,770
Office and field equipment, net ............................................          248           241
Deferred financing costs, net ..............................................           49            59
Investment in Rio Grande, Inc. promissory note .............................        6,539            --
Investment in EXCO Energy Investors, L.L.C .................................          341           344
Note receivable ............................................................           --         7,000
Other assets ...............................................................           --           364
                                                                                 --------      --------
            Total assets ...................................................     $ 36,888      $ 46,543
                                                                                 ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................     $    480      $  1,460
   Revenues and royalties payable ..........................................          167         1,003
   Accrued interest payable ................................................           --           113
   Current maturities of long-term debt ....................................            1             1
                                                                                 --------      --------
            Total current liabilities ......................................          648         2,577

Long-term debt, less current maturities ....................................           --         6,862
Other long-term liabilities ................................................           --           227

Stockholders' equity:
   Common Stock, $.02 par value:
       Authorized shares - 25,000,000
       Issued and outstanding shares - 6,687,696 at
       December 31, 1998 and September 30, 1999 ............................          134           134
    Additional paid-in capital .............................................       46,241        46,237
    Notes receivable-officers ..............................................         (825)         (828)
    Deficit eliminated .....................................................       (8,799)       (8,799)
    Minority interest in limited partnership ...............................           --          (187)
    Retained earnings (deficit), as adjusted for quasi-reorganization
       at December 31, 1997 ................................................         (511)          320
                                                                                 --------      --------
            Total stockholders' equity .....................................       36,240        36,877
                                                                                 --------      --------
            Total liabilities and stockholders' equity .....................     $ 36,888      $ 46,543
                                                                                 ========      ========

See accompanying notes.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)


                                                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                                     -------------------     --------------------
                                                                                       1998        1999        1998         1999
                                                                                     -------     -------     -------      -------
REVENUES:
   Oil and natural gas .........................................................     $   486     $ 2,217     $   914      $ 4,482
   Other income ................................................................         264         339         291          970
                                                                                     -------     -------     -------      -------
            Total revenues .....................................................         750       2,556       1,205        5,452

COSTS AND EXPENSES:
   Oil and natural gas production ..............................................         247         685         489        1,694
   Depreciation, depletion and amortization ....................................         172         584         276        1,382
   General and administrative ..................................................         230         504         787        1,425
   Interest ....................................................................          54         124          92          125
                                                                                     -------     -------     -------      -------
            Total costs and expenses ...........................................         703       1,897       1,644        4,626
                                                                                     -------     -------     -------      -------

Income (loss) before income taxes and
 minority interest .............................................................          47         659        (439)         826
Minority interest in limited partnership .......................................          --          --          --           (5)
                                                                                     -------     -------     -------      -------
Income (loss) before income taxes ..............................................          47         659        (439)         831
Income tax expense (benefit) ...................................................          --          --          --           --
                                                                                     -------     -------     -------      -------
Net income (loss) ..............................................................     $    47     $   659     $  (439)     $   831
                                                                                     =======     =======     =======      =======
Basic and diluted earnings (loss) per share ....................................     $   .01     $   .09     $  (.28)     $   .12
                                                                                     =======     =======     =======      =======
Weighted average number of common and common equivalent shares outstanding:
       Basic ...................................................................       3,655       6,688       1,584        6,688
                                                                                     =======     =======     =======      =======
       Diluted .................................................................       3,655       6,704       1,584        6,698
                                                                                     =======     =======     =======      =======

See accompanying notes.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                 ----------------------
                                                                   1998          1999
                                                                 --------      --------
OPERATING ACTIVITIES:
Net income (loss) ..........................................     $   (439)     $    831
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
       Depreciation, depletion and amortization ............          276         1,382
       Effect of changes in:
          Accounts receivable ..............................         (281)       (1,361)
          Other current assets .............................         (121)          111
          Accounts payable and other current liabilities ...          289         1,564
                                                                 --------      --------
    Net cash provided by (used in) operating activities ....         (276)        2,527

INVESTING ACTIVITIES:
Payment for acquisitions, net of cash ......................         (943)           --
Additions to property and equipment ........................       (5,226)      (15,372)
Investment in EXCO Energy Investors, L.L.C. ................           --            (4)
Realization of Rio Grande, Inc. promissory note ............           --         7,451
Acquisition of Rio Grande, Inc. ............................           --        (7,017)
Purchase of Venus Exploration, Inc. promissory note ........           --        (7,000)
Distributions to limited and joint venture partners ........           --          (448)
Proceeds from disposition of property and equipment ........            4         2,002
                                                                 --------      --------
    Net cash used in investing activities ..................       (6,165)      (20,388)

FINANCING ACTIVITIES:
Proceeds from long-term debt ...............................        6,360         7,000
Payments on long-term debt .................................       (6,390)         (148)
Proceeds from issuance of common stock .....................       35,735            --
Interest income on notes receivable - officers .............           --           (59)
Interest payment on notes receivable - officers ............           --            56
Deferred financing costs ...................................         (494)          (53)
                                                                 --------      --------
    Net cash provided by financing activities ..............       35,211         6,796
                                                                 --------      --------
Net increase (decrease) in cash ............................       28,770       (11,065)
Cash at beginning of period ................................          496        21,493
                                                                 --------      --------
Cash at end of period ......................................     $ 29,266      $ 10,428
                                                                 ========      ========

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid ..............................................     $     92      $     12
                                                                 ========      ========
Income taxes paid ..........................................     $     --      $     --
                                                                 ========      ========

See accompanying notes.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of EXCO Resources, Inc. as of December 31, 1998 and September 30, 1999, the results of operations for the three and nine month periods ended September 30, 1998 and 1999, and the cash flows for the nine month periods ended September 30, 1998 and 1999.

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

         The results of operations for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results we expect for the full year.

         Effective January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains from marketable securities and futures contracts, foreign currency translation adjustments and minimum pension liability adjustments. For the three and nine month periods ended September 30, 1998 and 1999, our net income (loss) and comprehensive income were the same.

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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


7.       ACQUISITIONS

         We have accounted for the following acquisitions in accordance with Accounting Principles Board No. 16, "Business Combinations" where applicable.

         EXCO Energy Investors, L.L.C.

         On October 9, 1998, we formed a $50 million joint venture with an institutional investor to acquire oil and natural gas related assets and securities. Under the terms of the joint venture agreement, we are required to contribute 5% of the joint venture's capital expenditures. As of September 30, 1999, the joint venture has invested in various debt securities. Through September 30, 1999, our investment in the joint venture was approximately $344,000.

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

         On November 1, 1999, we participated in an auction of National Energy's oil and natural gas properties. We were not the winning bidder on these assets. The winner, under terms of court ordered bid procedures, must close this transaction by December 6, 1999. We expect National Energy to file a plan of reorganization after the closing, if completed, describing the proposed distribution of cash and/or securities to the various claimants, including bondholders. We are continuing to pursue our rights as bondholders of National Energy.

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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


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

         Jackson Parish Properties Acquisition

         On June 30, 1999, we formed a joint venture with Venus Exploration, Inc. called EXUS Energy, LLC. On June 30, 1999, EXUS Energy, LLC, a Delaware limited liability company (EXUS), owned 50% by EXCO Resources, Inc. (EXCO) and 50% by Venus Exploration, Inc. (Venus), completed the acquisition from Apache Corporation of certain oil and natural gas properties located in Jackson Parish, Louisiana (the Jackson Parish Properties). Venus is a publicly-held oil and gas exploration company based in San Antonio, Texas. At the time of closing on June 30, 1999, the Jackson Parish Properties included 17 gross (14.25 net) producing wells. EXCO became the operator of all 17 wells acquired in the transaction. The Jackson Parish Properties included 6,411 gross (5,672 net) developed acres and 1,532 gross (1,148 net) undeveloped acres. As of April 1, 1999, the Jackson Parish Properties were estimated to contain 2,815 barrels of oil (Bbls) and 66.5 billion cubic feet (Bcf) of gas. The purchase price, before closing adjustments, was approximately $28.5 million, and after adjustments (the adjustments principally reflect production since March 1, 1999, the effective date of the acquisition), was $27.6 million cash. The purchase price was funded with $14 million drawn under a new credit facility established by EXUS and $14 million of EXUS equity capital. The purchase price was determined based upon arms-length negotiations between Apache Corporation and Venus taking into account reserve estimates and other items customarily considered in acquisitions of this type.

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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


         The shares which may be issued under the terms of the Note are subject to a Registration Rights Agreement dated June 30, 1999. The Registration Rights Agreement requires Venus to register with the Securities and Exchange Commission 10,133,333 shares of Venus common stock that may be issuable to EXCO under the Note for resale by EXCO from time to time. The 10,133,333 shares represent (i) 5,333,333 that would be issued if EXCO were to convert $8 million of principal under the Note at $1.50 per share and (ii) 4,800,000 shares assuming Venus were to elect to pay all interest accruing on $8 million principal of the Note at an assumed market price of $1.00 per share. The Registration Rights Agreement provides that a registration statement must be filed with the SEC by September 28, 1999 and effective on or prior to the 120th day following the first issuance of any shares under the Note (which 120 day period may be extended to 210 days if Venus has timely complied with its covenants under the Registration Rights Agreement, but the registration statement is still under review by the Securities and Exchange Commission). The Registration Rights Agreement contains other customary terms and provisions including indemnification for certain facilities under applicable securities laws. A breach of the agreement would constitute an event of default under the Note.

         EXUS Credit Facility. On June 30, 1999, EXUS entered into a credit facility with NationsBank, N.A. as administrative agent and lender. The credit facility provides for borrowings up to $50 million, subject to borrowing base limitations. The bank has sole discretion to determine the borrowing base based on its valuation of EXUS' reserves valued semi-annually.

         The credit facility consists of a regular revolver, which on October 31, 1999, had a borrowing base of $19.2 million. At October 31, 1999, EXUS had approximately $5.9 million available for borrowing under the credit facility. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the credit facility are secured by a first lien mortgage providing a security interest in substantially all assets owned by EXUS including all mineral interests.

         The credit facility provides that if the aggregate outstanding indebtedness of EXUS is less than 75% of the borrowing base, then advances will bear interest at 1.5% over LIBOR. If the borrowing base usage equals or exceeds 75%, then advances will bear interest at 1.75% over LIBOR.

         Under the terms of the credit facility, EXUS must not permit its consolidated current assets to its consolidated current liabilities to be less than 1.0 to 1.0 at any time. Furthermore, EXUS must not incur or pay general and administrative expenses in an aggregate amount exceeding $100,000 during the period from June 30, 1999 through December 31, 1999, or $200,000 during any fiscal year thereafter. On October 31, 1999, EXUS was in compliance with both the current ratio covenant and the general and administrative expense covenant.

         Commencing on September 25, 1999 and continuing each month thereafter until maturity, EXUS shall make mandatory prepayments on the credit facility in an amount equal to

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                  (Unaudited)


                                                                  PRO FORMA
                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1998       1999
                                                              ------     ------
                                                           (In thousands, except per
                                                                 share data)
                                                                 (Unaudited)
                                                              ------     ------
Revenues .................................................    $8,160     $6,485
Net income ...............................................    $  754     $  822
Basic and diluted earnings per share .....................    $  .11     $  .12

         Western Gas Resources, Inc.

         On September 29, 1999, we reached an agreement in principle to purchase certain oil and natural gas properties and plants located in Natchitoches Parish, Louisiana, from Western Gas Resources, Inc. The proposed purchase price is $7.8 million which will be funded from our surplus cash. The expected closing date is December 1, 1999. The purchase is subject to conditions which include approval by our board of directors and satisfactory results from conducting due diligence.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Before you invest in our common stock, you should be aware that there are various risks associated with an investment. Some of the information in this quarterly report may contain forward-looking statements. We use words such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue" or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they: (1) discuss future expectations; (2) contain projections of results of operations or of our financial conditions; or (3) state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or over which we have no control. When considering our forward- looking statements, you should keep in mind the cautionary statements in this quarterly report and the risk factors contained in our other public filings.

         The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and related notes included in this quarterly report.

OUR RESULTS OF OPERATIONS

         Comparison of Three Months Ended September 30, 1998 and 1999

         Revenues. Our total revenues for the three month period ended September 30, 1999 increased $1.8 million, or 233%, to $2.5 million versus $750,000 for the corresponding period of 1998. The increase in revenues was primarily due to the Rio Grande acquisition, the Jacobi-Johnson acquisition, the Dawson County Properties acquisition, and the Jackson Parish Properties acquisition.

         We sold 52,150 Bbls of crude oil during the three months ended September 30, 1999 versus 23,700 Bbls in the corresponding three months of 1998, a 120% increase. We sold 491,000 Mcf of natural gas during the current three months versus 109,300 Mcf in the third quarter of 1998, a 349% increase. The increases in oil and gas volumes were primarily attributable to the Rio Grande acquisition, the Jacobi-Johnson acquisition, the Dawson County Properties acquisition, and the Jackson Parish Properties acquisition.

         The average oil price received during the three months ended September 30, 1999 was $20.04 versus $12.43 for the three months ended September 30, 1998, a $7.61 per barrel or 61% increase. The average natural gas price received during the current three months was $2.39 versus $1.74 for the corresponding three months of the prior year, a $.65 per Mcf or 37% increase.

         Costs and Expenses. Costs and expenses for the three month period ended September 30, 1999 increased by $1.2 million, or 170%, to $1.9 million as compared to $703,000 for the corresponding period of 1998. This was primarily due to an increase in lease operating expenses and depreciation, depletion and amortization costs in the current three months resulting from the acquisitions of Rio Grande, Jacobi-Johnson, the Dawson County Properties, and the Jackson County Properties.

         Net Income. We had net income for the three months ended September 30, 1999 of $659,000 compared to net income of $47,000 for the corresponding three months of 1998, representing $.09 and $.01 per share, respectively. Earnings per share figures are based on restated weighted average shares outstanding after the retroactive effect of the one-for-two reverse stock split approved at our annual meeting of stockholders held on March 31, 1998.

         Comparison of Nine Months Ended September 30, 1998 and 1999

         Revenues. EXCO's total revenues for the nine month period ended September 30, 1999 increased $4.2 million, or 350%, to $5.4 million versus $1.2 million for the corresponding period of 1998. The increase in revenues was primarily due to the Rio Grande acquisition, the Jacobi-Johnson acquisition, the Dawson County Properties acquisition, and the Jackson Parish Properties acquisition.

         EXCO sold 152,300 Bbls of crude oil during the nine months ended September 30, 1999 versus 31,300 Bbls in the corresponding nine months of 1998, a 387% increase. EXCO sold 941,700 Mcf of natural gas during the current nine months versus 282,100 Mcf in the first nine months of 1998, a 234% increase. The increase in gas volume was due to the acquisition of Rio Grande, Jacobi-Johnson, the Dawson County Properties, and the Jackson Parish Properties.

         The average oil price received during the nine months ended September 30, 1999 was $16.20 versus $12.57 for the nine months ended September 30, 1998, a $3.63 per barrel or 29% increase. The average gas price received during the current nine months was $2.14 versus $1.84 for the corresponding nine months of the prior year, a $.30 per Mcf or 16% increase.

         Cost and Expenses. Cost and expenses for the nine month period ended September 30, 1999 increased by $3.0 million, or 187%, to $4.6 million as compared to $1.6 million for the corresponding period of 1998. This was primarily due to an increase in lease operating expenses and depreciation, depletion and amortization costs in the current nine months resulting from the acquisitions of Rio Grande, Jacobi-Johnson, the Dawson County Properties, and the Jackson County Properties.

         Net Income (loss). EXCO had a net income for the nine months ended September 30, 1999 of $831,000 compared to a net loss of $439,000 for the corresponding nine months of 1998, representing $.12 and ($.28) per share, respectively. Earnings per share figures are based on restated weighted average shares outstanding after the retroactive effect of the one-for-two reverse stock split approved at EXCO's shareholders' meeting held on March 31, 1998.

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

         The credit facility consists of a regular revolver which on September 30, 1999, had a borrowing base of approximately $5.5 million. On September 30, 1999, we had approximately $5.2 million available for borrowing under the credit facility. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the credit facility are secured by a first lien deed of trust providing a security interest in tangible and intangible assets representing at least 90% of the assessed present value of our oil and natural gas properties.

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

         Under the terms of the credit facility, we must not permit our current ratio of consolidated current assets to our consolidated current liabilities to be less than 1.0 to 1.0 at any time. In addition, for each fiscal quarter beginning January 1, 1999, our consolidated tangible net worth must be at least $500,000 and increase by 50% of our consolidated net income for the fiscal quarter then ended. Our consolidated tangible net worth must increase on the date we issue any equity securities after December 31, 1998, by an amount equal to 75% of the net proceeds we receive from the issuance of these securities. On September 30, 1999, we were in compliance with both the consolidated tangible net worth covenant and the current ratio covenant.

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

         The credit facility matures on February 11, 2000. We may seek additional borrowing capacity at the time of renewal for our development drilling program. However, we cannot assure you that our current development program will result in increased collateral values or that these values will enable us to borrow the funds we need to continue the program.

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

         Other activities which we have completed, started or scheduled to start during the balance of 1999 include testing of desktop PC's, assessment of material business partners, and an inventory of embedded systems in field locations. We engaged an outside consultant to assist in reviewing equipment used in our oil and natural gas producing operations. We are also seeking written verification from our major operators, suppliers and customers that they will be Year 2000 compliant. We anticipate that the costs of seeking verification will be minimal. We believe that it is not practical to independently verify the responses we receive because we do not believe we will be given access to carry out verification or that the cost will be affordable. The cost of replacing non-compliant or non-responsive operators, suppliers and customers will not be determined until the review has progressed. The following table summarizes the current overall status of the project with anticipated completion dates:


-----------------------------------------------------------------------------------------------------------------------
                                                         PHASE
-----------------------------------------------------------------------------------------------------------------------
         COMPONENT                 INVENTORY            ASSESSMENT/PRIORITIZATION          REMEDIATION/CONTINGENCY
-----------------------------------------------------------------------------------------------------------------------
         Software                  Complete                     Complete                          Complete
         Hardware                  Complete                     Complete                          Complete
     Business Partners             Complete                     Complete                          Complete
     Embedded Systems              Complete                     Complete                      November 30, 1999
     (Non-IT Systems)

         In addition to the above, during the third quarter of 1999 we substantially completed developing an overall contingency plan designed to provide for continued operations which will include precautionary measures.

         Cost. As of October 31, 1999, we have incurred approximately $7,600 in consulting costs for Year 2000 project planning and scope definition. All software packages requiring an upgrade which have been identified have been upgraded. We expect that our total project expenditures including the use of outside consultants should not exceed $20,000 paid from our working capital. This excludes any costs which may still be assessed by joint venture partners on properties we do not operate.

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


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                  10.8     Stock Purchase Agreement between EXCO Resources, Inc.
                           and Jacobi- Johnson Energy, Inc., dated May 1, 1998, filed as an Exhibit to EXCO's Form 8-K filed May 15,
                           1998 and incorporated by reference herein.

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


                                  EXCO RESOURCES, INC.
                                  (Registrant)


Date: November 5, 1999            By: /s/ J. DOUGLAS RAMSEY
                                      ------------------------------------------
                                      J. Douglas Ramsey
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


         NO.          DESCRIPTION OF EXHIBITS
         ---          -----------------------
         27.1         Financial Data Schedule (filed herewith).