Form 10-K
period 1999-12-31
EXCO RESOURCES INC
filed 2000-03-22
CIK 316300

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

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

                         ------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

         The number of shares of Common Stock, par value $.02 per share, of the Registrant outstanding on February 29, 2000, was 6,817,696. The aggregate market value of the voting stock held by nonaffiliates (all directors, officers and 5% or more shareholders are presumed to be affiliates) of the Registrant on February 29, 2000, was $16,499,000 based on the average of the closing bid and ask prices per share of the Common Stock on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders, filed on March 21, 2000, are incorporated by reference into Part III.

================================================================================

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
PART I .........................................................................................................  1
              Item 1.      Business ............................................................................  1
              Item 2.      Properties .......................................................................... 22
              Item 3.      Legal Proceedings ................................................................... 22
              Item 4.      Submission of Matters to a Vote of Security Holders ................................. 22

PART II ........................................................................................................ 23
              Item 5.      Market for the Registrant's Common Equity and Related Shareholder Matters ........... 23
              Item 6.      Selected Financial Data ............................................................. 24
              Item 7.      Management's Discussion and Analysis of Financial Condition and Results
                             of Operations ..................................................................... 26
              Item 7A.     Quantitative and Qualitative Disclosures about Market Risk .......................... 30
              Item 8.      Financial Statements and Supplementary Data ......................................... 32
              Item 9.      Changes in and Disagreements with Accountants on Accounting and
                             Financial Disclosure .............................................................. 64

PART III ....................................................................................................... 65
              Item 10.     Directors and Executive Officers of the Registrant .................................. 65
              Item 11.     Executive Compensation .............................................................. 65
              Item 12.     Security Ownership of Certain Beneficial Owners and Management ...................... 65
              Item 13.     Certain Relationships and Related Transactions ...................................... 65

PART IV ........................................................................................................ 66
              Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K ..................... 66

                              EXCO RESOURCES, INC.

                                     PART I


ITEM 1. BUSINESS

GENERAL

         EXCO Resources, Inc. is an independent oil and natural gas company. We have been engaged in the oil and natural gas business since 1955. We currently conduct our primary operations in Texas and Louisiana and also operate or own non-operated interests in wells in Kansas, Mississippi, North Dakota, Oklahoma and Wyoming. At the end of 1997 and the beginning of 1998, new management bought a controlling interest in EXCO and redirected its focus. We now focus on acquiring, developing and exploiting properties which already produce oil or natural gas (or are capable of producing oil or natural gas.)

         Historically, we have financed our exploration, exploitation and development expenditures primarily through cash flow from operations, bank borrowings, equity capital from private sales of stock and promoted funds from industry partners. With respect to our acquisition activities, we are focusing on acquisitions of producing properties with additional development and exploitation potential. We expect to use a combination of debt and equity financing to fund these acquisitions.

         We prefer to act as operator of the oil and natural gas properties and prospects in which we own an interest. The operator of oil and natural gas properties:

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

         We use five different terms to describe the status of our oil and natural gas wells. A "development well" is a well drilled within a known oil and natural gas reservoir with the intention of installing permanent equipment to produce oil and natural gas. An "exploratory well" is a well drilled in an area not known to be an oil and natural gas reservoir. A "producing well" (also called a production well or a productive well) is a well that is currently producing oil or natural gas or that is capable of production. A "dry hole" is an exploratory or development well that is incapable of producing oil or natural gas in sufficient quantities to justify completion of the well. Finally, a "completed well" refers to a well in which permanent equipment for oil and natural gas production has been installed, or in the case of a dry hole, reporting the abandonment of the well to the appropriate agency.

         When we count our wells, we use the terms gross wells and net wells. A "gross well" is a well in which we own an interest that gives us the right to drill, produce and conduct operating activities for the well and gives us the right to a share of the oil and natural gas produced from the well. The interest that gives us these rights is called a "working interest." Gross wells means the total number of wells in which we own such an interest. A "net well" exists when the sum of the fractional ownership interests in gross wells equals one. The number of net wells we own equals the sum of the fractional working interests owned in gross wells expressed as whole numbers.

         When we describe the nature of our oil and natural gas properties, we use the terms developed and undeveloped acreage. "Developed acreage" are those acres assignable to producing wells. "Undeveloped acreage" are those acres on which wells have not been drilled or completed to a point that permits the production of commercial quantities of oil and natural gas. When we count the acres in which we own a working interest we use the terms "gross acres" and "net acres." A "gross acre" is an acre in which we own a right to drill, produce and conduct operating activities on the property and to a share of the oil and natural gas production. A "net acre" exists when the sum of the fractional working interests in gross acres equals one. The total net acreage is the sum of the fractional working interests owned in gross acres expressed in whole numbers.

         When we describe our oil or natural gas reservoirs within current developed and undeveloped acreage we use the term "reserves." We obtain geological and engineering information which we use to estimate the amount of reserves contained in our developed and undeveloped acreage. These estimates are known as "proved reserves." We use two terms to describe our proved reserves. "Proved developed" reserves are proved reserves which may be recovered from known oil and natural gas reservoirs under existing economic and operating conditions. "Proved undeveloped" reserves are proved reserves which may be recovered from existing wells but would require a relatively large expense to develop or are proved reserves in current undeveloped acreage.

DEVELOPMENTS DURING 1999

         We Acquired and Subsequently Sold Oil and Natural Gas Properties Through a Joint Venture

         On December 31, 1999, EXUS Energy, LLC, a Delaware limited liability company (EXUS), conveyed 100% of the leasehold and mineral interests it had acquired on June 30, 1999, in Jackson Parish, Louisiana (the Jackson Parish Properties), to its equity members in proportion to their respective membership interests. EXUS was owned 50% by EXCO and 50% by Venus Exploration, Inc. Subsequent to the conveyance of interests, on December 31, 1999 EXCO sold to Anadarko Petroleum Corporation the property interests conveyed to EXCO by EXUS. The gross consideration was approximately $18.7 million cash ($18.2 million cash after adjustments which principally reflect production since October 1, 1999, the effective date of the sale), and oil and natural gas leasehold interests located in Seward and Meade Counties, Kansas, valued by the parties at $800,000. EXCO booked a pre-tax gain from the sale of approximately $5.1 million in the fourth quarter of 1999.

         The Jackson Parish Properties which were owned by EXUS and subsequently conveyed to Venus and EXCO included 17 gross (7.125 net to EXCO's interest) producing wells, for which EXCO was the named operator. The Jackson Parish Properties included approximately 6,410 gross (2,830 net to EXCO's interest) developed acres and approximately 1,530 gross (570 net to EXCO's interest) undeveloped acres. As of October 1, 1999, the Jackson Parish Properties were estimated to contain net total proved reserves to our interest of 1,340 barrels
(Bbls) of oil and 32.7 billion cubic feet (Bcf) of gas. Net production to EXCO's interest as of November 1999, was running approximately 85.7 million cubic feet
(Mmcf) per month of natural gas, and no barrels of oil or condensate. Anadarko took over operations of the Jackson Parish Properties on January 1, 2000.

         EXCO's proceeds were placed in a tax-deferred escrow account with Texas Escrow Company, Inc. (Texas Escrow) of Dallas, Texas, under terms of a Deferred Exchange Agreement (Exchange Agreement) between EXCO and Texas Escrow executed on December 31, 1999. The Exchange Agreement is designed to comply with the like-kind exchange provisions of Section 1031 of the Internal Revenue Code which permits the deferral of gains from a sale of assets if specific like-kind exchange reinvestment criteria are met. If we are successful in meeting the like-kind exchange provisions, some, if not most, of the federal and state tax payments on the gain from the sale of the Jackson Parish Properties will be deferred to future periods. A portion of the assets purchased in Natchitoches Parish, Louisiana, described below and meet the requirements for a like-kind exchange. Therefore, EXCO will be permitted to defer at least some of its gain on the sale of the Jackson Parish Properties.

         We Completed An Acquisition of Oil and Gas Properties

         On December 31, 1999, we purchased oil and gas assets located in Natchitoches Parish, Louisiana from Western Gas Resources, Inc. (the Natchitoches Parish Properties) for consideration of $7.8 million cash (approximately $7.2 million after contractual adjustments). The assets included Western's interest in the Black Lake Unit and the Black Lake processing and treating facilities.

         The Natchitoches Parish Properties include 29 gross (20 net) producing wells out of a total of 75 gross wells. We are the named operator of the Natchitoches Parish Properties and assumed operations of all 75 wells acquired in the transaction. The Natchitoches Parish Properties include approximately 14,250 gross (10,590 net) developed acres and approximately 10,390 gross (8,320 net) undeveloped acres. As of September 1, 1999, the Natchitoches Parish Properties were estimated to contain net reserves of 570,000 Bbls of oil and natural gas liquids (NGLs) and 4.5 Bcf of natural gas. Net production as of December 1999, was running approximately 95 Mmcf per month of net residue gas, 7,100 Bbls per month of NGLs, and 5,400 Bbls of oil and condensate per month. We took over operations on January 7, 2000.

         We Dissolved an Acquisition Joint Venture

         On October 9, 1998, we formed, EXCO Energy Investors, L.L.C., a $50 million joint venture with OCM Principal Opportunities Fund, L.P. to acquire oil and natural gas related assets and securities. Under the terms of the joint venture agreement, we were required to contribute 5% of any capital expenditures. The joint venture had invested in various debt securities of National Energy Group, Inc.

         On November 11, 1999, the debt securities held by the joint venture were sold for a profit. Then, later that month the proceeds were distributed on a pro-rata basis after expenses to OCM and EXCO. On December 3, 1999, the joint venture was dissolved. We recorded a pre-tax gain of approximately $65,000 on our investment in the joint venture.

         We Consummated an Acquisition after Acquiring a Promissory Note

         On November 2, 1998, we acquired a $13 million promissory note from a Texas bank for $6.4 million which was secured by substantially all of the assets of Rio Grande, Inc., its subsidiaries and affiliated entities. Rio Grande, Inc. was an oil and natural gas producer with principal operations in Texas, Oklahoma, Louisiana, and Mississippi. At the same time we purchased the note, we also entered into an agreement with Rio Grande, Inc. and Rio Grande, Inc.'s sole holder of preferred stock regarding plans for the ultimate satisfaction of Rio Grande, Inc.'s debt, including the proposed acquisition of Rio Grande, Inc. or its assets by us through a plan of reorganization in bankruptcy court.

         On November 12, 1998, Rio Grande, Inc., and its subsidiaries and affiliated entities, announced that they filed for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. As the largest secured creditor, we negotiated a plan for financial restructuring with Rio Grande, Inc. and the holder of its preferred stock. On March 5, 1999, the court confirmed the proposed plan. Pursuant to the terms of the plan, Rio Grande, Inc. fully repaid its trade creditors. The plan provided for the merger of several subsidiaries or affiliates into Rio Grande, Inc. After the mergers, the outstanding shares of Rio Grande, Inc.'s common and preferred stock were canceled. We issued new shares of Rio Grande, Inc. as settlement of Rio Grande, Inc.'s $13 million secured indebtedness owed to us. The new shares represented all of the outstanding capital stock of Rio Grande, Inc., and we became the owners of Rio Grande, Inc. effective on March 16, 1999. On March 30, 1999, Rio Grande, Inc. was merged into EXCO.

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

         Some of the information in this annual report may contain forward-looking statements. We use words such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend," or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they: (1) discuss future expectations; (2) contain projections of results of operations or of our financial conditions; or
(3) state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or over which we have no control. When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this annual report. The risk factors noted in this section and other factors noted throughout this annual report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement.

         Our Revenue Depends On Oil and Natural Gas Prices Which Fluctuate

         Our future financial condition and results of operations depend upon the prices we receive for our oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are also beyond our control. Factors that affect the prices we receive for our oil and natural gas include, without limitation:

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

         We Have Incurred Losses in the Past

         We had net losses of $205,000 and $511,000 for the years ended December 31, 1997 and 1998, respectively. We may incur net losses in the future, and these losses may be substantial. Consequently, our liquidity may be reduced, and we may be unable to raise capital. If our ability to raise capital is impaired then we may be unable to implement our current business strategy.

         We May Be Unable to Acquire or Develop Additional Reserves

         Our future success as an oil and natural gas producer, as is generally the case in the industry, depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are profitable. Factors which may hinder our ability to acquire additional oil and natural gas reserves include competition, access to capital, prevailing oil and natural gas prices and the number of properties for sale. If we are unable to conduct successful development activities or acquire properties containing proved reserves, our proved reserves will generally decline as reserves are produced. We cannot assure you that we will be able to locate additional reserves or that we will drill economically productive wells or acquire properties containing proved reserves.

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

         We May Incur Significant Debt in the Future Which We May Be Unable to Repay

          Our level of indebtedness in the future may affect our operations in the following ways:

          o a substantial portion of our cash flow from operations may be dedicated to the payment of interest and principal on our indebtedness and would not be available for other purposes;

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

         We May Need Additional Financing for Growth Which We May Be Unable to Obtain

         The growth of our business will require substantial capital on a continuing basis. The pledge of substantially all of our assets as collateral for our credit facility will make it difficult in the foreseeable future for us to obtain financing on an unsecured basis or to obtain secured financing other than certain "purchase money" indebtedness collateralized by the acquired assets. We may be unable to obtain additional capital on satisfactory terms and conditions. Thus, we may lose opportunities to acquire oil and natural gas properties and businesses. In addition, our pursuit of additional capital may result in the incurrence of additional indebtedness or potentially dilutive issuances of additional equity securities. We also may utilize the capital currently expected to be available for our present operations. The amount and timing of our future capital requirements, if any, will depend upon a number of factors, including:

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

         Our Estimates of Oil and Natural Gas Reserves Involve Inherent Uncertainty

         Numerous uncertainties are inherent in estimating quantities of proved oil and natural gas reserves, including many factors beyond our control. This annual report contains an estimate of our proved oil and natural gas reserves and the estimated future net cash flows and revenue generated by the proved oil and natural gas reserves. These estimates are based upon reports of our independent petroleum engineers. These reports rely upon various assumptions, including assumptions required by the Securities and Exchange Commission, as to constant oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. These reports should not be construed as the current market value of our estimated proved reserves. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, these estimates are inherently an imprecise evaluation of reserve quantities and future net revenue. Our actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those we have assumed in the estimate. Any significant variance in our assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report. In addition, our reserves may be subject to downward or upward revision, based upon production history, results of future exploitation and development activities, prevailing oil and natural gas prices and other factors.

         Our Properties are Geographically Concentrated

         Currently, most of our properties are located in Texas, Oklahoma, Louisiana, and Mississippi. Because of this concentration, we will be impacted more adversely by regional events that increase our costs or level of competition, reduce availability of equipment or supplies, and reduce demand or limit production, than if we were geographically diversified.

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

These events may result in substantial losses to EXCO from:

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

         From time to time, due primarily to contract terms, pipeline interruptions or weather conditions, the producing wells in which we own an interest have been subject to reduced or terminated production. These curtailments may last from a few days to several months, or longer. We are not currently experiencing any material curtailment on our production.

         We May Writedown Our Asset Values

         Under current accounting rules which we follow, we may be required to writedown the value of our oil and natural gas properties if the present value of the future cash flows from our oil and natural gas properties falls below the net book value of these properties. This would affect our net worth which may result in a covenant violation under our credit facility.

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

         Our Articles of Incorporation or a Possible Issuance of Preferred Stock May Prevent a Takeover Attempt

         Provisions in our restated articles of incorporation effective September 11, 1996 may delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider to be in the best interest of our shareholders, including attempts that might result in a premium to be paid over the market price for the stock held by our shareholders. The articles of incorporation permit the board to issue up to 10,000,000 shares of preferred stock and to establish by resolution one or more series of preferred stock and to establish the powers, designations, preferences and relative, participating, optional or other special rights of each series of preferred stock. The preferred stock may be issued on terms that are unfavorable to the holders of our common stock, including the grant of superior voting rights, the grant of preferences in favor of preferred shareholders in the payment of dividends and upon EXCO's liquidation and the designation of conversion rights that entitle holders of preferred stock to convert their shares into common stock on terms that are dilutive. The issuance of preferred stock may make a takeover or change in control of EXCO more difficult. We do not intend to use the provisions of the articles of incorporation to delay, defer or prevent a tender offer or takeover attempt.

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

         We May Encounter Marketing Risks

         Our future ability to market our oil and natural gas production will depend upon the availability and capacity of natural gas gathering systems and pipelines and other transportation facilities. With the exception of a few small gathering systems, we do not currently operate our own pipelines or transportation facilities, thus we are dependent on third parties to transport our products.

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

         We continue to focus our acquisition activities onshore in Texas, New Mexico, Oklahoma and Louisiana in order to complement our existing properties and operations; however, we plan to review potential acquisitions in other regions of the United States if they represent a significant concentration of energy-related assets. We believe that numerous opportunities exist to acquire additional energy assets and to enhance the value of these assets through improved operating practices and by aggressively developing reserve potential.

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

         In 1999, we evaluated approximately 223 acquisition opportunities with an aggregate estimated market value of over $2.4 billion. We made offers on properties totaling more than $970 million and successfully completed the purchase of approximately $29.0 million. Offers varied in amounts from less than $100,000 to $96.0 million. We intend to pursue large acquisitions that will have a significant impact on our growth and smaller projects that have the potential for high levels of profitability. We prefer to acquire properties with shallow production, which offer lower geologic and mechanical risk of operations. In evaluating prospective acquisitions, we generally focus on estimates of future cash flows, rates of return, and net present values expected to be generated by the acquired properties.

RECENT DEVELOPMENTS SINCE DECEMBER 31, 1999

         We are Buying Our Stock from Shareholders Who Own Less Than 100 Shares

         On January 15, 2000, we commenced an odd-lot stock repurchase program. The program was originally scheduled to end on March 15, 2000, but was then extended to May 15, 2000 by our board of directors. We are offering $8.50 per share to any record or beneficial shareholder who owns less than 100 shares of our common stock. The price was determined based upon a number of factors, including trading prices for our common stock over the past 12 months and our desire to maximize the response to this offer in order for us to achieve our goal of reducing shareholder communication expenses. The record date to determine eligible shareholders was December 31, 1999. As of December 31, 1999, EXCO had approximately 1,400 odd-lot shareholders of record who owned 17,215 shares.

         We Executed a Second Amendment to Our Credit Agreement

         On February 11, 2000, we entered into the second amendment to our credit agreement. The credit facility consists of a regular revolver, which on December 31, 1999, had a borrowing base of approximately $5.5 million. Under terms of our credit agreement, on February 17, 2000 our borrowing base was increased to $7.5 million. On February 29, 2000, our borrowing base was increased to $13.0 million, and we had approximately $3.8 million available for borrowing under the credit facility.

         We Acquired Oil and Gas Natural Properties in Val Verde County, Texas

         On February 25, 2000, we purchased certain oil and natural gas assets located in Val Verde County, Texas from an undisclosed seller (the Val Verde County Properties). The assets consist of 21 producing gas wells. Under terms of the acquisition, we will become operator of 18 of the wells. As of September 30, 1999, total proved reserves net to our interest were estimated to include 19.8 Bcf of natural gas. Production for the month of December 1999, net to our interest, was approximately 106 Mmcf of natural gas.

         The purchase price of $12.2 million cash (approximately $11.4 million after contractual adjustments and the waiver of certain preferential rights) was paid from existing working capital and borrowings of $7.1 million under our credit facility. The effective date of the acquisition was October 1, 1999. These assets qualify as eligible replacement properties under our tax-deferred exchange agreement. This use of tax-deferred exchange proceeds is in compliance with the like-kind exchange provisions of Section 1031 of the Internal Revenue Code. The price was determined through arms-length negotiation between the parties.

         We Executed a Letter of Intent to Form a Joint Venture and Acquire Properties in Pecos County, Texas

         On March 10, 2000, we entered into a letter of intent to form a joint venture which will acquire certain natural gas assets located in Pecos County, Texas from an undisclosed seller (the Pecos County Properties). The assets consist of 8 producing gas wells. Under terms of the letter of intent, we will become operator of 5 of the wells. As of January 1, 2000, under terms of the current joint venture structure, total proved reserves net to our interest were estimated to include 12.6 Bcf of natural gas.

         The purchase price of approximately $10.3 million cash ($5.3 million net to our interest) which is subject to contractual adjustments, will be paid from existing working capital and anticipated borrowings of $6.8 million. Borrowings are expected to be made under a new credit facility established for the joint venture. The effective date of the acquisition is January 1, 2000. The price was determined through arms-length negotiation between the parties.

         Formation of the joint venture and acquisition of the Pecos County Properties are subject to due diligence including title, environmental and accounting reviews, as well as negotiation of a credit facility with terms satisfactory to us.

OUR EXPLOITATION AND DEVELOPMENT ACTIVITIES

         We made exploitation and development expenditures of $74,000, $257,000, and $1.1 million during the years ended December 31, 1997, 1998, and 1999, respectively. We made net acquisition expenditures of $2,000, $6.8 million, and $13.6 million during the years ended December 31, 1997, 1998, and 1999, respectively. Our ability to continue to fund our exploitation and development activities depends upon cash flow and our ability to secure the necessary financing for these activities.

OUR OPERATING ACTIVITIES

         As of December 31, 1999, we were the operator of 117 gross (71.0 net) wells, which represented approximately 41.2% of the gross wells and 51.5% of the net wells in which we had an interest on that date. The remainder of the wells in which we had an interest on December 31, 1999 are operated by third party operators. The wells that we currently operate are located in Texas, Louisiana, Mississippi and Kansas. On January 7, 2000, we took over operations of 29 gross (20.0 net) producing wells of the Natchitoches Parish Properties at the Black Lake Field in Louisiana. Although we elect to operate and manage most of our properties and drilling activities, our wells are drilled by independent drilling contractors.

OUR OIL AND NATURAL GAS PROPERTIES

         The following table sets forth the fields in which we have significant oil and natural gas properties, and information as of December 31, 1999, with respect to each of the fields.

                                                                                                   YEAR ENDED
                                                                                                DECEMBER 31, 1999
                                         WELLS            PROVED RESERVES       PERCENTAGE       NET PRODUCTION
                                   ------------------ ------------------------      OF       ------------------------
                                                        OIL(1)        GAS       EQUIVALENT       OIL          GAS
                                    GROSS      NET      (BBLS)       (MCF)       RESERVES       (BBLS)       (MCF)
                                   -------- --------- ----------- ------------ ------------  ------------ -----------
Black Lake Field.................        29     19.99     573,100    5,213,900         24.6%           --          --
Ackerly Field....................         8      4.02     454,900      312,600          8.6%       54,000      31,000
Chittim Field....................         8      6.43       9,300    2,336,400          6.8%        1,100     143,000
Logansport Field.................         2      1.01       3,800    2,053,800          5.9%          200      29,100
Other............................       237    106.50   2,072,600    6,631,300         54.1%      152,900     561,700
                                   -------- --------- ----------- ------------ ------------  ------------ -----------
  TOTAL..........................       284    137.95   3,113,700   16,548,000        100.0%      208,200     764,800
                                   ======== ========= =========== ============ ============  ============ ===========

---------------
(1) Oil includes both oil and NGLs.

         Black Lake Field

         The Black Lake field is a prolific oil and natural gas field which is located in Natchitoches Parish, Louisiana. The field produces oil, condensate, NGLs and natural gas from the Pettit Lime formation at depths between 7,800 and 8,100 feet and is productive in over 19,000 acres. The field was discovered in 1964 and unitized prior to the start of production in 1966. Cumulative production is over 1.1 trillion cubic feet of natural gas and 120 million Bbls of oil. We purchased a 68.8% working interest in the field and currently serve as the unit operator. Field production facilities include gas compression equipment, a natural gas treating plant to remove carbon dioxide from the gas stream and a refrigerated gas plant which recovers NGLs from the gas stream. The field facilities also include a 60 Mmcf per day cryogenic gas plant which is currently idle. Current reservoir pressure is low, but the field still has significant recoverable reserves.

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

         Other

         The other category consists of numerous unconcentrated fields located in Kansas, Louisiana, Mississippi, North Dakota, Oklahoma, Texas and Wyoming.

TITLE TO OUR PROPERTIES

         When we acquire developed properties we conduct a title investigation, however when we acquire undeveloped properties, as is common industry practice, we conduct little or no investigation of title other than a preliminary review of local mineral records. We do conduct title investigations and, in most cases, obtain a title opinion of local counsel before we begin drilling operations. We believe that the methods we utilize for investigating title prior to acquiring any property are consistent with practices customary in the oil and natural gas industry and that our practices are adequately designed to enable us to acquire good title to properties. However, some title risks cannot be avoided, despite the use of customary industry practices.

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

OUR OIL AND NATURAL GAS RESERVES

         On December 31, 1999, our oil and natural gas reserves included direct working interests in 280 wells in the states of Texas, Louisiana, Mississippi, North Dakota, Kansas, Wyoming, and Oklahoma, as well as overriding royalties in an additional 20 wells in Texas, Louisiana, Mississippi, Oklahoma and Michigan. We also have direct working interests in 4 wells located offshore in the Gulf of Mexico. On December 31, 1999, approximately 91.0% of the present value of the estimated future net revenues attributable to our properties were attributable to proved developed reserves and approximately 9.0% were attributable to proved undeveloped reserves. In addition, approximately 53.0% of the proved reserves were attributable to oil and NGLs and approximately 47.0% were attributable to natural gas, on a Boe basis as discussed below.

         The following table summarizes our proved reserves at December 31, 1999, and was prepared in accordance with the rules and regulations of the Securities and Exchange Commission:

                                 PROVED RESERVES
                                DECEMBER 31, 1999
                                 (In thousands)

                                                                  OIL(BBLS)(1)  GAS (MCF)   BOE(2)
                                                                  ------------ ----------- ---------
                                                                             (In thousands)
                 Proved developed.....................                   2,759      14,741     5,216
                 Proved undeveloped...................                     355       1,807       656
                                                                  ------------ ----------- ---------
                                 TOTAL................                   3,114      16,548     5,872
                                                                  ============ =========== =========

                 -----------
                 (1)  Oil includes both oil and NGLs.

                 (2) Boe - Barrels of oil equivalent calculated by converting 6 Mcf of natural gas to 1 Bbl of oil. A Bbl is one stock tank barrel, or 42 U.S. gallons liquid volume, of oil or other liquid hydrocarbons. An Mcf is one thousand cubic feet of natural gas.

         A significant portion of the value of our proved undeveloped reserves are in the Milroy, Palatine Hills, South Timbalier Block 76, Logansport and the Nine Mile Draw fields. We must incur costs and undertake risks associated with drilling and workover operations to recover these reserves.

         The reserve estimates presented as of December 31, 1999 have been prepared by Lee Keeling and Associates, Inc., independent petroleum engineers, Tulsa, Oklahoma, and are a part of their report on our oil and natural gas properties. Estimates of oil and natural gas reserves are, of necessity, projections based on engineering data and, thus, are forward-looking in nature. Moreover, because of the uncertainties inherent in the interpretation of this data, we cannot ensure that the reserves set forth herein will ultimately be realized. Our actual results could differ materially. See Note 14, Supplemental Oil and Natural Gas Reserve and Standardized Measure Information included with our financial statements located elsewhere in this annual report for additional information regarding our oil and natural gas reserves, including the present value of future net revenues. Lee Keeling and Associates, Inc., also prepared our reserve estimates as of December 31, 1996, 1997, and 1998.

WE HAVE NOT REPORTED RESERVES TO OTHER AGENCIES

         As of December 31, 1999 our estimates of oil and natural gas reserves have not been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission.

OUR PRODUCTION

         The following table summarizes for the periods indicated, our revenues, net production of oil (including condensate) and natural gas sold, the average sales price per unit of oil (Bbl) and natural gas (Mcf) and costs and expenses associated with the production of oil and natural gas:

                                                      YEAR ENDED DECEMBER 31,
                                             ---------------------------------------
                                                 1997          1998          1999
                                             -----------   -----------   -----------
Sales:
          Oil:
          Revenue ........................   $   283,000   $   634,000   $ 3,785,000
          Production sold (Bbls) .........        14,453        52,707       208,231
          Average sales price per Bbl ....   $     19.56   $     12.01   $     18.18
          Natural Gas:
          Revenue ........................   $   387,000   $   751,000   $ 1,583,000
          Production sold (Mcf) ..........       181,091       412,124       764,835
          Average sales price per Mcf ....   $      2.14   $      1.82   $      2.07

Costs and Expenses:
          Production costs per Boe .......   $      7.21   $      6.48   $      7.07
          Depreciation, depletion and
           amortization per Boe ..........   $      1.41   $      3.17   $      4.31

         Our total oil and natural gas revenues for the year ended December 31, 1999 increased 288% from the prior year primarily due to increases in production volumes resulting from acquisitions we completed during 1999. Our average sales price per barrel of oil increased $6.17 or 51%, and our average sales price per Mcf of natural gas increased $.25, or 14%, from prices for the year ended December 31, 1998.

         Our total oil and natural gas revenues for the year ended December 31, 1998 increased 107% from the year ended December 31, 1997 due to increases in our production volumes resulting from acquisitions we completed during 1998. The effect of these increased volumes outweighed the decreased sales prices for both oil and natural gas. Our average sales price per barrel of oil decreased $7.55, or 39% and our average sales price per Mcf of natural gas decreased $.32, or 15%, from our prices for the period ended December 31, 1997.

         The net production we reported in the preceding table only includes revenue, production, production costs, and sales prices for our share of the oil and natural gas after payment of royalties, if any. Our oil production for the year ended December 31, 1999 was 295% higher and our natural gas production was 86% higher than for the year ended December 31, 1998. Our oil production for the year ended December 31, 1998 was 265% higher and our natural gas production was 128% higher than the period ended December 31, 1997. On a Boe basis, our total production for the year ended December 31, 1999 increased 177% from the year ended December 31, 1998, and our total production for the year ended December 31, 1998 increased 172% from the period ended December 31, 1997.

OUR INTEREST IN PRODUCTIVE WELLS

         The following table sets forth our interest in productive wells (producing wells and temporarily shut-in wells) on December 31, 1999. The number of total gross oil and natural gas wells excludes any multiple completions. On December 31, 1999, we did not own an interest in any well that was being completed.

                              GROSS WELLS                        NET WELLS
                    ------------------------------   --------------------------------
                      OIL        GAS       TOTAL       OIL        GAS       TOTAL
                    --------   --------   --------   --------   --------   --------
Kansas ..........          1          2          3          1       1.08       2.08
Louisiana .......         11         35         46       5.15      21.11      26.26
Mississippi .....         23         --         23      20.08         --      20.08
North Dakota ....          2         --          2       0.08         --       0.08
Oklahoma ........         37         27         64      34.52       2.31      36.83
Texas ...........         76         64        140      28.39      23.91      52.30
Wyoming .........          6         --          6       0.32         --       0.32
                    --------   --------   --------   --------   --------   --------
TOTAL ...........        156        128        284      89.54      48.41     137.95

OUR DRILLING ACTIVITIES

         We intend to continue concentrating on lower risk, development-type properties by drilling to reservoirs from which production is, or was, being obtained. In the past, we have drilled higher risk, exploratory-type wells. The number and type of wells we drill will vary depending on the amount of funds we have available for drilling, the cost of each well, the size of the fractional working interests we acquire in each well and the estimated recoverable reserves attributable to each well.

         The following table summarizes our approximate gross and net interests in the exploratory and development wells drilled during the periods indicated and refers to the number of wells (holes) completed at any time during a period, regardless of when drilling was initiated:

                                                                       EXPLORATORY WELLS
                                            ------------------------------------------------------------------------
                                                          GROSS                                  NET
                                            ----------------------------------    ----------------------------------
                                             PRODUCTIVE        DRY      TOTAL      PRODUCTIVE        DRY      TOTAL
                                            ------------ ---------- ----------    ------------ ---------- ----------
Year ended December 31, 1997 .............            --         --         --              --         --         --
Year ended December 31, 1998 .............            --         --         --              --         --         --
Year ended December 31, 1999 .............            --          1          1              --        .40        .40

                                                                       DEVELOPMENT WELLS
                                            ------------------------------------------------------------------------
                                                          GROSS                                  NET
                                            ----------------------------------    ----------------------------------
                                             PRODUCTIVE        DRY      TOTAL      PRODUCTIVE        DRY      TOTAL
                                            ------------ ---------- ----------    ------------ ---------- ----------
Year ended December 31, 1997 .............             1         --          1             .12         --        .12
Year ended December 31, 1998 .............             1         --          1             .49         --        .49
Year ended December 31, 1999 .............             2          2          4            1.25       1.41       2.66

         The drilling activities referenced in the above tables were conducted in Texas, Louisiana, Oklahoma and Mississippi. As of February 29, 2000, we were participating in drilling one 10,600 foot development well in Val Verde County, Texas. At this time, we have no additional commitments to drill any wells.

OUR INTEREST IN DEVELOPED AND UNDEVELOPED ACREAGE

         The following table sets forth our interest in developed and undeveloped acreage on December 31, 1999:

                                                           DEVELOPED ACREAGE         UNDEVELOPED ACREAGE
                                                        -------------------------  ------------------------
                                                           GROSS         NET         GROSS         NET
                                                        ------------ ------------  ----------- ------------
         Kansas ......................................           240           93          768          178
         Louisiana ...................................        26,562       12,317       10,604        8,431
         Mississippi .................................         1,562        1,340        1,586        1,265
         North Dakota ................................           472           15          320            8
         Oklahoma ....................................         9,451        1,166          320          283
         Texas .......................................        24,986        8,018       12,652        6,219
         Wyoming .....................................           280           15           40            2
                                                        ------------ ------------  ----------- ------------
           TOTAL .....................................        63,553       22,964       26,290       16,386

         The primary terms of the oil and natural gas leases covering the majority of our undeveloped acreage expire at various dates, generally ranging from one to five years. We can retain our interest in undeveloped acreage by drilling activity that establishes commercial reserves sufficient to maintain these leases. Some of our undeveloped acreage in Texas is being "held by production," meaning these leases are active as long as we produce oil and natural gas from the acreage. Upon ceasing production, these leases will expire.

OUR PAST SALES OF PRODUCING PROPERTIES AND UNDEVELOPED ACREAGE

         We evaluate properties on an ongoing basis to determine the economic viability of the properties and whether these properties enhance our objectives. During the course of normal business, we may dispose of producing properties and undeveloped acreage if we believe that it is in our best interest.

         In the year ended December 31, 1999, we sold our interest in three major groups of producing oil and natural gas properties in Louisiana and the Gulf of Mexico for a total of approximately $20.1 million after adjustments. In the year ended December 31, 1998, we had no material sales of producing properties. In the year ended December 31, 1997, we sold our interest in three major groups of producing oil properties in Texas and Illinois for a total of $270,000.

OUR PRODUCTS, MARKETS AND REVENUES

         We produce oil and natural gas. We do not refine or process the oil and, with the exception of the Natchitoches Parish Properties, the natural gas that we produce. In the past, we sold the oil we produced under short-term contracts at market prices in the areas in which the producing properties were located, generally at F.O.B. field prices posted by the principal purchaser of oil in these areas. In 1999, we switched a majority of our contracts to NYMEX based pricing, which is typically calculated as the average of the daily closing prices of quantities of oil and natural gas to be delivered one month in the future. NYMEX is a commodities exchange where most oil and natural gas futures contracts are traded in the U.S. This allows us to highly correlate changes in the price we get for selling our oil and natural gas to changes in the value of any NYMEX based hedging agreements we may enter into. A high correlation between the product prices we receive and amounts we pay or receive on our hedge agreements is necessary to avoid booking as expenses on our consolidated statement of operations, unrealized hedge losses during the term of the hedge agreements as will be required by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

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

         o  actions taken by foreign oil producing nations;

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

         We engage in oil and natural gas production activities in areas, where from time to time the supply of oil and natural gas available for delivery exceeds the demand. In this situation, companies purchasing oil and natural gas in these areas reduce the amount of oil and natural gas that they may purchase from us. If we cannot locate other buyers for our production or any of our newly discovered oil and natural gas reserves, we may shut-in our oil and natural gas wells for periods of time.

         The following table sets forth the amount of our oil sales, natural gas sales and the percent of these sales to total oil and natural gas revenues for the periods indicated (in thousands):


                                                                                                 PERCENT OF
                                                                                             SALES TO TOTAL OIL
                                                                                              AND GAS REVENUES
                                                                   NATURAL    TOTAL OIL    ---------------------
PERIOD ENDED                                           OIL SALES  GAS SALES  AND GAS SALES     OIL        GAS
-----------------------------------------------------  ---------  ---------  ------------- ---------- ----------
Year ended December 31, 1997 ......................    $     283  $     387     $   670        42%        58%
Year ended December 31, 1998 ......................    $     634  $     751     $ 1,385        46%        54%
Year ended December 31, 1999 ......................    $   3,785  $   1,583     $ 5,368        71%        29%

OUR CURRENT DELIVERY COMMITMENTS

         We are not presently obligated to provide a fixed and determinable quantity of oil or natural gas under any existing contract or agreement.

OUR PRINCIPAL CUSTOMERS

                  During the year ended December 31, 1999, sales of oil and natural gas to 2 purchasers, EOTT Energy Operating Limited Partnership and Plains All American, Inc., accounted for 27% and 36% respectively, of our total oil and natural gas revenues. If we were to lose any one of our oil and natural gas purchasers, then the loss could temporarily cease or delay production and sale of our oil and natural gas in the purchaser's particular service area. We believe we would be able, under current economic circumstances, to contract with other purchasers for our oil and natural gas production if we were to lose any one of our oil and natural gas purchasers.

         During the year ended December 31, 1998, sales of oil and natural gas to two purchasers, EOTT Energy Operating Limited Partnership and Scurlock Permian LLC accounted for 17% and 10%, respectively, of our total revenues. During the year ended December 31, 1997, sales of oil and natural gas to three purchasers, Scurlock Permian Corporation, Delhi Gas Pipeline Corporation, and Aurora Natural Gas, L.L.C., accounted for 22%, 19%, and 14%, respectively, of our total revenues.

WE ENCOUNTER STRONG COMPETITION

         The oil and natural gas industry is highly competitive. We encounter strong competition from other independent operators and from major oil companies in acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than those available to us. As a result, our competitors may be able to pay more for desirable leases and they may pay more to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit.

         We are also affected by competition for drilling rigs and the availability of related equipment. Currently, with relatively high oil prices, the oil and natural gas industry may experience shortages of drilling rigs, equipment, pipe and personnel. We are unable to predict how long current market conditions will continue, or its direct effect on our development and exploitation program.

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

WE ARE AFFECTED BY VARIOUS LAWS AND REGULATIONS

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

         We own, directly or indirectly, certain natural gas facilities that we believe meet the traditional tests the FERC has used to establish a company's status as a gatherer not subject to FERC jurisdiction under the Natural Gas Act of 1938. Moreover, recent orders of the FERC have been more liberal in their reliance upon or use of the traditional tests, such that in many instances, what was once classified as "transmission" may now be classified as "gathering." We transport our own natural gas through these facilities. We also transport a portion of our natural gas through gathering facilities owned by others, including interstate pipelines. Although these FERC orders have created the potential for increasing our natural gas shipping costs on third party gathering facilities, our shipping activities have not been materially affected by these orders.

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

OUR EMPLOYEES

         As of December 31, 1999, we employed 25 persons of which 4 were involved in field operations and 21 were engaged in office and administrative activities. None of our employees are represented by unions or covered by collective bargaining agreements. To date, we have not experienced any strikes or work stoppages due to labor problems, and we consider our relations with our employees to be good. We also utilize the services of independent consultants on a contract basis.

OUR EXECUTIVE OFFICERS

         DOUGLAS H. MILLER, 52, was elected Chairman and Chief Executive Officer of EXCO in December 1997. Mr. Miller was Chairman of the Board and Chief Executive Officer of Coda Energy, Inc., an independent oil and gas company, from October 1989 until November 1997 and served as a director of Coda from 1987 until November 1997.

         T. W. EUBANK, 57, was elected President, Treasurer and a director of EXCO in December 1997. Mr. Eubank was a consultant to various private companies from February 1996 to December 1997. Mr. Eubank served as President of Coda from March 1985 until February 1996. He was a director of Coda from 1981 until February 1996.

         J. DOUGLAS RAMSEY, PH.D., 39, was elected a Vice President and Chief Financial Officer of EXCO in December 1997. Dr. Ramsey has been a director of EXCO since March 1998. Dr. Ramsey most recently was Financial Planning Manager of Coda and has worked in various capacities for Coda from 1992 until 1997. Dr. Ramsey also teaches finance at Southern Methodist University.

         CHARLES R. EVANS, 46, joined EXCO in February 1998 and became a Vice President in March 1998. Mr. Evans graduated from Oklahoma University with a B.S. degree in Petroleum Engineering in 1976. After working for Sun Oil Co., he joined TXO Production Corp. in 1979 and was elected Vice President of Engineering and Evaluation in 1989 and Vice President of Engineering and Project Development for Delhi Gas Pipeline Corporation, a natural gas gathering, processing and marketing company, in 1990. Mr. Evans most recently was Director-Environmental Affairs and Safety for Delhi until December 1997.

         JOHN D. JACOBI, 47, became a Vice President of EXCO in February 1999. Mr. Jacobi received his B.S. degree from West Texas State University. He co-founded Jacobi-Johnson Energy, Inc., an independent oil and natural gas producer, in 1991 and was its President until January 1997. He then served as its Vice President and Treasurer until May 8, 1998, when the company was sold to EXCO.

         DANIEL A. JOHNSON, 48, became a Vice President of EXCO in February 1999. Mr. Johnson graduated from Texas A&M University with a B.S. degree in Petroleum Engineering. In 1991, he co-founded Jacobi-Johnson

Energy, Inc., an independent oil and natural gas producer. He served as its President from January 1997 until the company was sold to EXCO on May 8, 1998.

         RICHARD E. MILLER, 46, became General Counsel and General Land Manager and was elected Secretary of EXCO in December 1997. Mr. Miller was a senior partner and head of the Energy Section of Gardere & Wynne, L.L.P., a Dallas based law firm, from December 1991 to September 1994. Mr. Miller practiced law as a sole practitioner from September 1994 to December 1997.

GLOSSARY OF SELECTED OIL AND NATURAL GAS TERMS

         The following are abbreviations and definitions of certain terms commonly used in the oil and natural gas industry and this annual report.

         "BBL." One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

         "BCF." One billion cubic feet of natural gas.

         "BOE." Barrels oil equivalent. Calculated by converting 6 Mcf of natural gas to 1 Bbl of oil.

         "INFILL DRILLING." Drilling of a well between known producing wells to better exploit the reservoir.

         "MBOE."  One thousand barrels oil equivalent.

         "MCF." One thousand cubic feet of natural gas.

         "NGL." The combination of ethane, propane, butane and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

         "OVERRIDING ROYALTY INTEREST." An interest in an oil and/or natural gas property entitling the owner to a share of oil and natural gas production free of costs of production.

         "PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES." The present value of estimated future net revenues is an estimate of future net revenues from a property at December 31, 1999, at its acquisition date, or as otherwise indicated, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. The future net revenues have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the net revenue stream and should not be construed as being the fair market value of the properties. Estimates have been made using constant oil and natural gas prices and operating costs at December 31, 1999, at its acquisition date, or as otherwise indicated. We believe that the present value of estimated future net revenues before income taxes, while not in accordance with generally accepted accounting principles, is an important financial measure used by investors and independent oil and natural gas producers for evaluating the relative significance of oil and natural gas properties and acquisitions.

         "TCF."  One trillion cubic feet of natural gas.

ITEM 2.  PROPERTIES

GENERAL

         We lease approximately 7,700 square feet of office space in Dallas, Texas, for our corporate offices. The lease expires December 31, 2000 and requires a monthly rental payment of approximately $9,200. We consider this space adequate for our present needs. We also have an office in Tyler, Texas.

OTHER

         We have described our oil and natural gas properties, oil and natural gas reserves, acreage, wells, production and drilling activity in Item 1 beginning on page 1 of this annual report.


ITEM 3.  LEGAL PROCEEDINGS

         During 1999, we were not a party to any material legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the last three months of the year ended December 31, 1999, we did not submit any matter to a vote by our shareholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION FOR OUR COMMON STOCK

          Our common stock is currently quoted on the Nasdaq National Market System (Nasdaq NMS) under the symbol "EXCO", however there is limited trading in our common stock. The following table sets forth the high and low bid prices from January 1, 1997 through December 31, 1999, based upon quotations periodically published on the Nasdaq NMS and the OTC Bulletin Board where our stock was traded until September 16, 1998. The price quotations below have been adjusted to estimate the effect of our one-for-two reverse stock split of the common stock in the case of quotations for periods prior to March 31, 1998, the effective date of the stock split. All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                     HIGH      LOW
                                                   --------  --------
          Year ended December 31, 1998
               First Quarter ...................   $   7.00  $   6.00
               Second Quarter ..................       6.50      6.50
               Third Quarter ...................       7.50      6.00
               Fourth Quarter ..................       7.88      7.00

          Year ended December 31, 1999
               First Quarter ...................   $   7.50  $   6.25
               Second Quarter ..................       6.75      6.00
               Third Quarter ...................       7.75      7.00
               Fourth Quarter ..................       7.00      6.00

         The bid price for our common stock was $6.625 on February 29, 2000.

OUR SHAREHOLDERS

         According to the records of our transfer agent, there were approximately 1,380 holders of record of our common stock on February 29, 2000 (including nominee holders such as banks and brokerage firms who hold shares for beneficial holders).

OUR DIVIDEND POLICY

         We have not paid any cash dividends on our common stock, and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our credit facility currently prohibits us from paying dividends. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Our future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, restrictions in our credit facility, business conditions, our financial condition and other factors that our board of directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents our selected historical financial data. You should read this financial data in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and the other financial information, including pro forma information, included in this annual report. This information does not replace the consolidated financial statements. In our opinion, the data we have presented reflects all adjustments we consider necessary for a fair presentation of the results for such periods.

                                                        NINE MONTH
                                                        TRANSITION
                                                        PERIOD ENDED                          YEAR ENDED
                                                        DECEMBER 31,                         DECEMBER 31,
                                                        -------------     ------------------------------------------------
                                                           1995(1)         1996(1)       1997         1998         1999
                                                        -------------     ---------    ---------    ---------    ---------
                                                                       (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
     Oil and natural gas ..............................   $     560       $     872    $     670    $   1,385    $   5,368
     Other ............................................          76              39           28          690        1,934
     Gain on disposition of properties ................          --              --           --           --        5,102
                                                          ---------       ---------    ---------    ---------    ---------
                           Total revenues .............         636             911          698        2,075       12,404
Costs and expenses:
     Oil and natural gas production ...................         333             429          322          786        2,375
     Depreciation, depletion and
        amortization ..................................          92             114           84          465        1,446
     General and administrative .......................         366             373          486        1,231        1,934
     Interest expense .................................           5              18           11          104           17
     Other (2) ........................................          --             303           --           --           --
                                                          ---------       ---------    ---------    ---------    ---------
                           Total expenses .............         796           1,237          903        2,586        5,772
                                                          ---------       ---------    ---------    ---------    ---------
Income (loss) before income taxes
   and minority interest ..............................        (160)           (326)        (205)        (511)       6,632
Minority interest in limited partnership ..............          --              --           --           --           (7)
                                                          ---------       ---------    ---------    ---------    ---------
Income (loss) before income taxes .....................        (160)           (326)        (205)        (511)       6,639
Income taxes ..........................................          --              --           --           --        2,139
                                                          ---------       ---------    ---------    ---------    ---------
Net income (loss) before extraordinary items ..........        (160)           (326)        (205)        (511)       4,500
Fee income from early extinguishment of debt,
   net of tax .........................................          --              --           --           --          165
                                                          ---------       ---------    ---------    ---------    ---------
Net income (loss) .....................................   $    (160)      $    (326)   $    (205)   $    (511)   $   4,665
                                                          =========       =========    =========    =========    =========
Basic and diluted earnings (loss) per share (3)(4).....   $    (.47)      $    (.85)   $    (.51)   $    (.18)   $     .69
                                                          =========       =========    =========    =========    =========
Weighted average common and common
equivalent shares outstanding:
     Basic ............................................         338             383          403        2,871        6,698
                                                          =========       =========    =========    =========    =========
     Diluted ..........................................         338             383          403        2,874        6,714
                                                          =========       =========    =========    =========    =========

                                                          DECEMBER 31,
                                   ---------------------------------------------------------
                                     1995        1996        1997        1998        1999
                                   ---------   ---------   ---------   ---------   ---------
BALANCE SHEET DATA:                                    (In thousands)
Current assets .................   $     582   $     373   $     727   $  22,157   $  31,599
Oil and gas properties, net ....         820         749         473       7,554      18,674
Total assets ...................       1,511       1,226       1,270      36,888      50,932
Current liabilities ............         861         658         328         648      10,017
Long-term debt .................          40          36          15          --          --
Stockholders' equity ...........         610         532         927      36,240      40,880

---------------

(1) The data for all prior years has been restated to reflect the change in our method of accounting for oil and natural gas operations to the full cost method of accounting. See Note 2 to our Consolidated Financial Statements. As a result of the change in the accounting method, the net loss for the nine month period ended December 31, 1995 and the year ended December 31, 1996, has been decreased by $184,000 ($0.54 per share) and $3,000 ($0.01 per share), respectively. Effective December 31, 1995 we changed our year-end from March 31 to December 31.

(2) The $303,000 expense in 1996 represents the legal, accounting and other expenses associated with our attempted acquisition of Taurus Energy Corp.

(3) Per share data has been restated to reflect the one-for-five reverse stock split effective July 19, 1996, and the one-for-two reverse stock split effective March 31, 1998. The adoption of Financial Accounting Standards Board No. 128, "Earnings per Share", did not have a material impact on earnings per share amounts.

(4) We have not declared nor paid any dividends during any of the periods presented.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR RESULTS OF OPERATIONS

         Comparison of Year Ended December 31, 1998 and December 31, 1999

          Revenues. Oil and natural gas sales increased $4.0 million or 288%, to $5.4 million in 1999 from $1.4 million in 1998. The increase was due primarily to the Rio Grande, Inc. acquisition and other smaller acquisitions as well as higher oil and natural gas prices during 1999.

         We sold 208,231 Bbls of oil in 1999 versus 52,707 Bbls in 1998, a 295% increase. We sold 764,835 Mcf of natural gas in 1999 versus 412,124 Mcf in 1998, a 86% increase. The increases in oil and natural gas volumes were also attributable to our acquisitions.

         During 1999 we received an average oil price of $18.18 per Bbl versus $12.01 per Bbl during 1998, a $6.17 per Bbl or 51% increase. During 1999 we received an average natural gas price of $2.07 per Mcf versus $1.82 per Mcf for 1998, a $.25 per Mcf or 14% increase.

         Our other income in 1999 was $1.4 million compared to $690,000 in 1998. This income primarily includes interest income, salt water disposal income, and well supervision fees. Other income increased primarily due to a $646,000 increase in interest income which we received from cash equivalent investments and the Venus note.

         In 1999, we also recorded a pre-tax gain of approximately $5.1 million from the sale of various oil and natural gas assets.

         Costs and Expenses. Our costs and expenses increased $3.2 million, or 123%, to $5.8 million in 1999 as compared to costs and expenses of $2.6 million in 1998. Our costs and expenses primarily increased due to a $703,000 increase in general and administrative costs. This increase reflects expenses associated with our increased staffing and our focus on reserve acquisitions. Our costs and expenses also increased due to a $1.6 million increase in oil and natural gas production expenses and a $981,000 increase in depreciation, depletion and amortization expenses, both increases due to our 1999 acquisitions. We also had a decrease of $87,000 in interest expense.

         Extraordinary Item. In 1999 we had extraordinary income of $165,000, or $.02 per share, net of income taxes, from the prepayment of a promissory note we purchased on June 30, 1999. There was no extraordinary income in 1998.

         Net Income. We had net income in 1999 of $4.7 million, or $.69 per share, compared to a loss of $511,000, or $.18 per share in 1998. We have based our earnings per share figures on restated weighted average shares outstanding after the retroactive effect of the one-for-two reverse stock split approved at our shareholders' meeting held on March 31,1998.

         Comparison of Year Ended December 31, 1997 and December 31, 1998

         Revenues. Oil and natural gas sales increased $715,000, or 107%, to $1.4 million in 1998 from $670,000 in 1997. The increase was due primarily to the acquisition we made in Maverick County, the Jacobi-Johnson Energy, Inc. acquisition, and the acquisition we made in Dawson County.

         We sold 52,707 Bbls of oil during 1998 versus 14,453 Bbls in 1997, a 265% increase. We sold 412,124 Mcf of natural gas during 1998 versus 181,091 Mcf in 1997, a 128% increase. The increases in oil and natural gas volumes were also attributable to our acquisitions.

         During 1998 we received an average oil price of $12.01 per Bbl versus $19.56 per Bbl during 1997, a $7.55 per Bbl or 39% decrease. During 1998 we received an average natural gas price of $1.82 per Mcf versus $2.14 per Mcf for 1997, a $.32 per Mcf or 15% decrease.

         Our other income in 1998 was $690,000 as compared to $28,000 in 1997. This income primarily includes interest income, salt water disposal income, and well supervision fees. Other income increased due primarily to a

$591,000 increase in interest income which we received from cash equivalent investments and an additional $64,000 in income we received from our two salt water disposal wells. We have reclassified amounts in the prior years' statements of operations to reflect a change in the way we classify fees from overhead charges billed to working interest owners, including ourselves. We previously recorded these overhead charges as management fee revenue, and we now record them as a reduction in general and administrative expenses.

         Costs and Expenses. Our costs and expenses increased $1.7 million, or 186%, to $2.6 million in 1998 as compared to costs and expenses of $903,000 in 1997. Our costs and expenses primarily increased due to a $745,000 increase in general and administrative costs. This increase reflects expenses associated with our increased staffing and our new focus on reserve acquisitions. Our costs and expenses also increased due to a $464,000 increase in oil and natural gas production expenses and a $381,000 increase in depreciation, depletion and amortization expenses, both increases due to our 1998 acquisitions. We also had an increase of $93,000 in interest expense as a result of periodic borrowings against our credit facility.

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

         Net Loss. We had a net loss in 1998 of $511,000, or $.18 per share, compared to a loss of $205,000, or $.51 per share in 1997. We have based our earnings per share figures on restated weighted average shares outstanding after the retroactive effect of the one-for-two reverse stock split approved at our shareholders' meeting held on March 31, 1998.

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

         During the ten years ending in December 1997, we incurred minimal exploration and acquisition costs, liquidated substantially all our properties and completed "out of court" debt restructurings. The "out of court" debt restructurings were completed during 1987 and 1988. During the fourth quarter of 1997, we experienced a change in ownership control and we appointed new management. Our management views us as a new company and believes our past operations are insignificant and not relevant to our future plans.

         Our new management changed the accounting method for oil and natural gas properties because management believes the full cost method more appropriately reflects our change in focus for future operations. Further, our new management does not believe that using the successful efforts method of accounting is appropriate for a small to medium size acquisition, development and exploitation company.

OUR LIQUIDITY AND CAPITAL RESOURCES

         General

         On December 31, 1999 we had working capital of $21.6 million compared to $21.5 million on December 31, 1998. Our working capital at December 31, 1999 includes a receivable of approximately $18.1 million due from an escrow agent as a result of the sale by us of certain oil and natural gas properties located in Jackson Parish, Louisiana. This receivable was subsequently paid on January 6, 2000. The payment consisted of approximately $18.1 million cash. Our working capital on December 31, 1998 was $21.5 million compared to $399,000 on December 31, 1997. The sale of common stock through a rights offering in August 1998 for net proceeds of $35.2 million contributed to this $21.1 million increase in our working capital. Our 2000 budget for capital expenditures is approximately $2.0 million.

         Deferred Income Taxes

         Under applicable Federal and State tax laws, we are able to carry forward, subject to limitations, net operating losses (NOLs) incurred by EXCO and Rio Grande, Inc. in prior years. We are able to apply a portion of these NOLs to reduce the amount of income taxes accrued by us in subsequent years. We account for these NOLs by establishing an off balance sheet deferred tax asset. We believe that some of our NOLs may expire unused and, accordingly, we must reduce the value of the deferred tax asset. We have established a valuation allowance of $1.7 million to reflect this reduction. Additional discussion can be found in "Item 8. Consolidated Financial Statements and Supplementary Data, Note 4. Income Taxes".

         Long-Term Debt

         On December 31, 1999, we had no long-term debt.

         Sale of Equity

         On July 16, 1998, we commenced a rights offering to our existing shareholders. Each shareholder received ten rights for each share of our common stock held. Each right entitled the shareholder to purchase one share of our common stock for $6.00 per share. The rights offering expired on August 12, 1998. We received net proceeds of approximately $35.2 million. The exercise of the rights by some existing shareholders or their assignees has resulted in the dilution of the shares of common stock held by those shareholders who did not exercise their rights. To date, we have used $6.4 million to repay our indebtedness, $6.5 million for the acquisition of Rio Grande, Inc., $341,000 for our share of capital contributions to EXCO Energy Investors, L.L.C., $7.0 million for our share of capital contributions to EXUS Energy, LLC, a loan of $7.0 million to Venus Exploration, Inc. to fund their capital contribution to EXUS Energy, LLC, and $400,000 for general corporate purposes. We intend to use the remaining proceeds of the rights offering for acquisitions, development drilling and recompletions, the repayment of bank indebtedness, working capital and general corporate purposes.

         Credit Facility

         On February 11, 1998, we entered into a credit facility with NationsBank of Texas, N.A. The credit facility provided for borrowings up to $50 million, subject to borrowing base limitations. On September 21, 1998, we entered into the first amendment to the credit facility with NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.). The first amendment provides for borrowings up to $150 million, subject to borrowing base limitations, as determined by the lenders from time to time. On February 11, 2000, we entered into the second amendment to the credit facility with Bank of America, N.A. (successor by merger to NationsBank, N.A.). The second amendment provides for a new termination date, an increase in our borrowing base, subject to certain conditions, and an increase in certain thresholds customary for a growing company. The bank has sole discretion to determine our borrowing base based on its valuation of our reserves valued semi-annually.

         The credit facility consists of a regular revolver which on December 31, 1999, had a borrowing base of approximately $5.5 million. On February 17, 2000 our borrowing base was increased to $7.5 million. On February 29, 2000, our borrowing base was increased to $13.0 million, of which $7.1 million has been drawn and $3.8 million was available for borrowing. The additional $1.8 million of borrowing will become available upon resolving outstanding title description issues. A portion of the borrowing base is available for the issuance of letters of credit.

All borrowings under the credit facility are secured by tangible and intangible assets representing at least 90% of the assessed present value of our oil and natural gas properties.

         The credit facility provides that if our aggregate outstanding indebtedness is less than $5 million, advances will bear interest at 1.5% over the appropriate LIBOR rate. If our aggregate outstanding indebtedness is greater than $5 million, then our advances will bear interest at 1.0% over LIBOR if the borrowing base usage is less than 50%, 1.25% over LIBOR if the borrowing base usage is between 50-70%, 1.5% over LIBOR if the borrowing base usage is between 70-90%, and 1.75% over LIBOR if the borrowing base usage exceeds 90%. At March 17, 2000, the 6 month LIBOR rate was 6.41%, resulting in an interest rate of approximately 7.66% on our outstanding indebtedness. The credit facility also permits us to repay and reborrow amounts under the credit facility without any penalty, thereby allowing us the flexibility to utilize any available cash to reduce our outstanding indebtedness and thus, our costs of borrowed funds.

         Under the terms of the credit facility, we must not permit our current ratio of consolidated current assets to our consolidated current liabilities to be less than 1.0 to 1.0 at any time. In addition, we must maintain a tangible net worth of at least $500,000 plus (i) subsequent to December 31, 1998, 50% of our consolidated cumulative net income and (ii) an amount equal to 75% of the net proceeds we receive from the issuance of any equity securities after December 31, 1998. At December 31, 1999 we were required to maintain a tangible net worth of at least $2.8 million. On December 31, 1999, and February 29, 2000, we were in compliance with both the consolidated tangible net worth covenant and the current ratio covenant.

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

         The credit facility matures on February 11, 2002. Our next borrowing base redetermination is scheduled for no later than April 1, 2000, and semi-annually thereafter. We may seek additional borrowing capacity at that time for our development drilling program. However, we cannot assure you that our current development program will result in increased collateral values or that these values will enable us to borrow the funds we need to continue the program.

         The credit facility contains a number of covenants affecting our liquidity and capital resources, including restrictions on our ability to incur indebtedness at any time in an amount exceeding $100,000 or to pledge assets outside of the credit facility.

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

EFFECT OF INFLATION AND CHANGING PRICES ON OUR BUSINESS

         It is difficult for us to assess the impact of inflation on our business. In 1998 and through the first quarter of 1999, we experienced a weakness in the prices we received for our oil and natural gas production. In the latter half of 1999 we experienced increases in the prices we received for our oil and natural gas. We cannot anticipate whether inflation will remain at its present level. However, a sudden increase in inflation and/or an increase in our operating costs or drilling costs coupled with a reduction in oil or natural gas prices could have an adverse effect on our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS 133 is effective for fiscal years beginning after June 15, 2000; however, beginning June 16, 1998, companies may implement the statement as of the beginning of any fiscal quarter. SFAS 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at our election, before January 1, 1998.) We have not yet quantified the impact of adopting SFAS 133 on the financial statements and have not determined the timing of or method of adoption of SFAS 133.

OUR YEAR 2000 COMPLIANCE

         As of the date of this report, we have not experienced any significant disruptions to financial or operating activities as a result of the Year 2000 issues. We experienced no internal system disruptions and we are not aware of any failures affecting third parties that conduct operations affecting our business. We will continue to monitor the situation for any internal or third party disruptions, but we do not expect any disruptions. As of February 29, 2000, we have incurred approximately $7,600 in consulting costs for Year 2000 project planning. All software packages requiring an upgrade which had been identified were upgraded.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Some of the information below contains forward-looking statements. See
Item 1. "Investment Considerations and Risk Factors - Forward-Looking Statements" for additional factors relating to these statements.

         The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in oil and natural gas prices. The disclosure is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonably possible losses. This forward-looking information provides an indicator of how we view and manage our ongoing market risk exposures. Our market risk sensitive instrument was entered into for hedging purposes, not for trading purposes.

         Commodity Price Risk

         Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas. Pricing for oil and natural gas production is volatile.

         In an effort to reduce the effects of the volatility of the price of oil and natural gas on our operations, management has adopted a policy of hedging oil and natural gas prices whenever such prices are in excess of the prices anticipated in our operating budget and profit plan through the use of commodity futures, options, and swap agreements. Hedging transactions require the approval of the board of directors. We had no outstanding hedging agreements at December 31, 1997 and 1998.

         On September 21, 1999, we entered into an oil commodity swap, accounted for as a derivative commodity instrument, with a counterparty to sell notional volumes of 7,000 Bbls per month at a fixed price of $21.00 per Bbl based on NYMEX pricing. The transaction was effective October 1, 1999, and terminates September 30, 2000. Realized gains or losses from the settlement of the swap are recorded separately in the financial statements as an increase or decrease in total revenues. For a given month when the settlement price exceeds $21.00, then a reduction in total revenues is recorded for the difference between the settlement price and $21.00 multiplied times the notional volume of 7,000 Bbls. Conversely, if the settlement price is less than $21.00, then an increase in total revenues is recorded for the difference between the settlement price and $21.00 multiplied times the notional volume of 7,000 Bbls. For example, for a given month, if the settlement price is $22.00, then total revenues will decrease by $7,000. Conversely, if the settlement price for a given month is $20.00, total revenues will increase by $7,000. The fair value at December 31, 1999 of the commodity swap was a liability of approximately $106,000 and has been estimated from a quote provided by the counterparty. This liability represents the estimated amount that we would expect to pay to terminate the agreement on December 31, 1999.

         We report average oil prices per Bbl including the effects of oil quality, gathering and transportation costs but excluding the net effect of the oil hedge. The following table sets forth our oil prices, both realized before hedge results and realized including hedge results; and the net effects of settlements of oil price hedges to revenue:

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                                     ------------
                                                                          1999
                                                                     ------------
     Average price per Bbl - realized before hedge results .......     $  18.18
     Average price per Bbl - realized including hedge results ....     $  17.83
     Reduction to revenue ........................................     $ 74,000

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              EXCO RESOURCES, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                    CONTENTS


Audited Financial Statements
     Report of Independent Accountants....................................................33
     Consolidated Balance Sheets..........................................................34
     Consolidated Statements of Operations................................................35
     Consolidated Statements of Cash Flows................................................36
     Consolidated Statements of Changes in Stockholders' Equity...........................37
     Notes to Consolidated Financial Statements...........................................38

Pro Forma Combined Condensed Financial Statements (unaudited)
     Pro Forma Combined Condensed Balance Sheet...........................................54
     Pro Forma Combined Condensed Statement of Operations.................................55
     Notes to Unaudited Pro Forma Combined Condensed Financial Statements.................56

Financial Statements of Properties Acquired  - Val Verde County Properties
     Reports of Independent Accountants...................................................60
     Statements of Operating Revenues and Direct Operating Expenses.......................61
     Notes to Statements of Operating Revenues and Direct Operating Expenses..............62

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
EXCO Resources, Inc.

We have audited the accompanying consolidated balance sheets of EXCO Resources, Inc. as of December 31, 1998 and 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EXCO Resources, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



                                             /S/ ERNST & YOUNG LLP

                                             ERNST & YOUNG LLP
Dallas, Texas
March 10, 2000

                              EXCO Resources, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,
                                                                   -----------------------------------
                                                                      1998                     1999
                                                                   ----------               ----------
                                                                     (In thousands, except share data)
Assets
Current assets:
     Cash and cash equivalents ..................................  $   21,493               $    9,972
     Accounts receivables:
          Oil and gas sales .....................................         257                      824
          Joint interest ........................................         206                    1,914
          Funds due from escrow agent ...........................          --                   18,123
          Interest and other ....................................          77                      695
     Other ......................................................         124                       71
                                                                   ----------               ----------
               Total current assets .............................      22,157                   31,599

Oil and gas properties (full cost accounting method):
     Proved developed and undeveloped oil and gas properties ....      11,765                   24,177
     Accumulated depreciation, depletion and amortization .......      (4,211)                  (5,503)
                                                                   ----------               ----------
     Oil and gas properties, net ................................       7,554                   18,674
Office and field equipment, net .................................         248                      264
Deferred financing costs ........................................          49                        8
Investment in Rio Grande, Inc. promissory note ..................       6,539                       --
Investment in EXCO Energy Investors, L.L.C ......................         341                       --
Investment in EXUS Energy, LLC ..................................          --                      257
Other assets ....................................................          --                      130
                                                                   ----------               ----------
               Total assets .....................................  $   36,888               $   50,932
                                                                   ==========               ==========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable ...........................................  $      480               $    3,870
     Revenues and royalties payable .............................         167                    1,136
     Accrued interest payable ...................................          --                       10
     Current maturities of long-term debt .......................           1                    5,001
                                                                   ----------               ----------
               Total current liabilities ........................         648                   10,017

Long-term debt, less current maturities .........................          --                       --
Other long-term liabilities .....................................          --                      227
Minority interest in limited partnership ........................          --                     (192)

Stockholders' equity:

     Preferred stock, $.01 par value:
        Authorized shares - 10,000,000
        Outstanding shares - None ...............................          --                       --

     Common stock, $.02 par value:
        Authorized shares - 25,000,000
        Issued and outstanding shares - 6,687,696 and 6,805,196,
        at December 31, 1998 and 1999, respectively .............         134                      136

     Additional paid-in capital .................................      46,241                   46,941
     Notes receivable-officers ..................................        (825)                  (1,552)
     Deficit eliminated in quasi-reorganization .................      (8,799)                  (8,799)
     Retained earnings (deficit) since December 31, 1997 ........        (511)                   4,154
                                                                   ----------               ----------
               Total stockholders' equity .......................      36,240                   40,880
                                                                   ----------               ----------
               Total liabilities and stockholders' equity .......  $   36,888               $   50,932
                                                                   ==========               ==========

    See accompanying notes.

                              EXCO Resources, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                               --------------------------------------
                                                                                  1997          1998          1999
                                                                               ----------    ----------    ----------
                                                                              (In thousands, except per share amounts)
Revenues:
         Oil and natural gas ................................................. $      670    $    1,385    $    5,368
         Oil hedge ...........................................................         --            --           (74)
         Other income ........................................................         28           690         1,424
         Equity in the earnings of EXUS Energy, LLC ..........................         --            --           584
         Gain on disposition of property .....................................         --            --         5,102
                                                                               ----------    ----------    ----------
                Total revenues ...............................................        698         2,075        12,404

Cost and expenses:
         Oil and gas production ..............................................        322           786         2,375
         Depreciation, depletion and amortization ............................         84           465         1,446
         General and administrative ..........................................        486         1,231         1,934
         Interest ............................................................         11           104            17
                                                                               ----------    ----------    ----------
                Total cost and expenses ......................................        903         2,586         5,772
                                                                               ----------    ----------    ----------

Income (loss) before income taxes and minority interest ......................       (205)         (511)        6,632
Minority interest in limited partnership .....................................         --            --            (7)
                                                                               ----------    ----------    ----------
Income (loss) before income taxes ............................................       (205)         (511)        6,639
Income taxes .................................................................         --            --         2,139
                                                                               ----------    ----------    ----------
Net income (loss) before extraordinary item ..................................       (205)         (511)        4,500
Fee income from early extinguishment of debt, net of tax .....................         --            --           165
                                                                               ----------    ----------    ----------
Net income (loss) ............................................................ $     (205)   $     (511)   $    4,665
                                                                               ==========    ==========    ==========
Basic and diluted earnings (loss) per share .................................. $     (.51)   $     (.18)   $      .69
                                                                               ==========    ==========    ==========
Weighted average number of common and common equivalent shares outstanding:
         Basic ...............................................................        403         2,871         6,698
                                                                               ==========    ==========    ==========
         Diluted .............................................................        403         2,874         6,714
                                                                               ==========    ==========    ==========

   See accompanying notes.

                              EXCO RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                        --------------------------------
                                                                                          1997        1998        1999
                                                                                        --------    --------    --------
                                                                                                  (In thousands)
OPERATING ACTIVITIES:
Net income (loss) ..................................................................... $   (205)   $   (511)   $  4,665
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation, depletion and amortization ...........................................       84         465       1,446
   Loss (gain) on disposition and abandonment of property and equipment ...............       10          --      (5,102)
   Deferred income taxes ..............................................................       --          --       2,139
   Gain on investment in EXCO Energy Investors, L.L.C .................................       --          --         (65)
   Extraordinary item, net of tax .....................................................       --          --        (165)
                                                                                        --------    --------    --------
Cash flow before changes in working capital ...........................................     (111)        (46)      2,918
   Effect of changes in:
         Accounts receivable ..........................................................      100        (257)    (20,663)
         Other current assets .........................................................       (4)       (111)        123
         Accounts payable and other current liabilities ...............................     (166)        287       9,002
                                                                                        --------    --------    --------
Net cash used in operating activities .................................................     (181)       (127)     (8,620)

INVESTING ACTIVITIES:
Payments for oil and gas acquisitions, net of cash ....................................       --      (6,146)     (7,017)
Other additions to property and equipment .............................................     (100)     (1,039)    (23,480)
Investment in EXCO Energy Investors, L.L.C ............................................       --        (341)         (3)
Proceeds from the dissolution of EXCO Energy Investors, L.L.C .........................       --          --         409
Investment in Rio Grande, Inc. promissory note ........................................       --      (6,539)      7,451
Purchase of note from Venus Exploration, Inc. .........................................       --          --      (7,000)
Payment of note from Venus Exploration, Inc. ..........................................       --          --       7,000
Investment in EXUS Energy, LLC ........................................................       --          --        (257)
Distributions to limited partners .....................................................       --          --        (213)
Proceeds from disposition of property and equipment ...................................      304           5      20,248
                                                                                        --------    --------    --------
Net cash provided by (used in) investing activities ...................................      204     (14,060)     (2,862)

FINANCING ACTIVITIES:
Proceeds from note payable and long-term debt .........................................       --       6,360       3,000
Payments on long-term debt ............................................................      (23)     (6,390)     (3,010)
Payments on note payable ..............................................................     (150)         --          --
Interest income on notes receivable - officers ........................................       --          --         (76)
Interest payment on notes receivable - officers .......................................       --          --          56
Deferred financing costs ..............................................................       --          --          (9)
Proceeds from issuance of common stock ................................................      600      35,214          --
                                                                                        --------    --------    --------
Net cash provided by (used in) financing activities....................................      427      35,184         (39)
                                                                                        --------    --------    --------
Net increase (decrease) in cash .......................................................      450      20,997     (11,521)
Cash at beginning of year .............................................................       46         496      21,493
                                                                                        --------    --------    --------
Cash at end of year ................................................................... $    496    $ 21,493    $  9,972
                                                                                        ========    ========    ========

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid ......................................................................... $     11    $    104    $      7
                                                                                        ========    ========    ========
Income taxes paid ..................................................................... $     --    $     --    $     --
                                                                                        ========    ========    ========

                              EXCO RESOURCES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 COMMON STOCK
                                              -------------------

                                               NUMBER             ADDITIONAL    NOTES                   RETAINED      TOTAL
                                                 OF                PAID-IN    RECEIVABLE-   DEFICIT     EARNINGS   STOCKHOLDERS'
                                               SHARES     AMOUNT   CAPITAL     OFFICERS    ELIMINATED   (DEFICIT)     EQUITY
                                              --------- --------- ----------- ------------ ----------  ----------  -------------
                                                                        (In thousands)
Balance on December 31, 1996 ................       403 $       8 $     9,118 $         -- $       --  $   (8,594) $         532
     Common stock issued ....................       100         2         598           --         --          --            600
     Net loss ...............................        --        --          --           --         --        (205)          (205)
     Adjustment for quasi-reorganization
       at December 31, 1997 .................        --        --          --           --     (8,799)      8,799             --
                                              --------- --------- ----------- ------------ ----------  ----------  -------------
Balance on December 31, 1997 ................       503        10       9,716           --     (8,799)         --            927
     Purchase of oil and gas assets .........         6         0          37           --         --          --             37
     Purchase of Jacobi-Johnson
      Energy, Inc. ..........................        85         2         511           --         --          --            513
     Shares issued for rights offering ......     5,944       119      35,080           --         --          --         35,199
     Exercise of options ....................       150         3         897           --         --          --            900
     Notes issued by officers ...............        --        --          --         (825)        --          --           (825)
     Net loss ...............................        --        --          --           --         --        (511)          (511)
                                              --------- --------- ----------- ------------ ----------  ----------  -------------
Balance on December 31, 1998 ................     6,688       134      46,241         (825)    (8,799)       (511)        36,240
     Interest income on notes ...............        --        --          --          (77)        --          --            (77)
      receivable-officers
     Interest payment on notes ..............        --        --          --           56         --          --             56
      receivable-officers
     1998 rights offering expense ...........        --        --          (4)          --         --          --             (4)
     Exercise of options ....................       117         2         704           --         --          --            706
     Notes issued by officers ...............        --        --          --         (706)        --          --           (706)
     Net income .............................        --        --          --           --         --       4,665          4,665
                                              --------- --------- ----------- ------------  ---------  ----------  -------------
BALANCE ON DECEMBER 31, 1999 ................     6,805 $     136 $    46,941 $     (1,552) $  (8,799) $    4,154  $      40,880
                                              ========= ========= =========== ============  =========  ==========  =============


See accompanying notes.

                   Notes to Consolidated Financial Statements

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

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the financial statements of EXCO Resources, Inc. and its subsidiary, Rio Grande Gulfmex, Ltd. All inter-company transactions have been eliminated.

ACCOUNTING FOR UNCONSOLIDATED INVESTMENTS

         We account for our 50% interest in EXUS Energy, LLC (more fully described in Note 11. Acquisitions) using the equity method of accounting for investments. Equity in the pre-tax earnings of EXUS included in our 1999 consolidated statement of operations was $584,000. During 1999, EXCO's share of the EXUS oil and gas revenues, depreciation, depletion, and amortization, direct operating expenses and interest expense were $1.6 million, $449,000, $244,000 and $253,000, respectively.

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

MANAGEMENT ESTIMATES

         In preparing financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results may differ from management's estimates.

CASH EQUIVALENTS

         We consider all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents.

CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE

         Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and trade receivables. We place our cash with high credit quality financial institutions. We sell oil and natural gas to various customers. In addition, we participate with other parties in the drilling, completion, and operation of oil and natural gas wells. Substantially all of our accounts receivable are due from either purchasers of oil, natural gas, or natural gas liquids or participants in oil and natural gas wells for which we serve as the operator. Generally, operators of oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells. Oil and natural gas sales are generally unsecured. We have provided for credit losses in the financial statements and these losses have been within management's expectations. The allowance for doubtful accounts receivable aggregated $9,000 and $34,000 at December 31,1998 and 1999, respectively.

         As more fully described in Note 11. Acquisitions, at December 31, 1999, approximately $18.2 million was due from Texas Escrow Company, Inc. (Texas Escrow) of Dallas, Texas relating to the sale of certain oil and natural gas properties located in Jackson Parish, Louisiana (the Jackson Parish Properties) on December 31, 1999.

HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The financial instruments that we account for as hedging contracts must meet the following criteria: the underlying asset or liability must expose us to price risk that is not offset in another asset or liability, the hedging contract must reduce that price risk, and the instrument must be designated as a hedge at the inception of the contract and throughout the contract period. In order to qualify as a hedge, there must be clear correlation between changes in the fair value of the financial instrument and the fair value of the underlying asset or liability such that changes in the market value of the financial instrument will be offset by the effect of price changes on the exposed items.

         Amounts payable under commodity swap agreements are reflected separately in the financial statements as a reduction of total revenues for the applicable period. When these derivative financial instruments cease to qualify as hedges, these instruments are classified as investments held for trading purposes. Investments held for trading purposes are marked to market at the end of each reporting period and the net balance change is recorded as other income
(loss) in the consolidated statement of operations for the applicable period.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS 133 is effective for fiscal years beginning after June 15, 2000; however, beginning June 16, 1998, companies may implement the statement as of the beginning of any fiscal quarter. SFAS 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998.) We have not yet quantified the impact of adopting SFAS 133 on the financial statements and have not determined the timing of or method of adoption of SFAS 133.


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

OVERHEAD REIMBURSEMENT FEES

         We have classified fees from overhead charges billed to working interest owners, including us, of $136,000, $278,000, and $661,000 for the years ended December 31, 1997, 1998, and 1999, respectively, as a reduction of general and administrative expenses in the accompanying statements of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EARNINGS PER SHARE

         Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires presentation of two calculations of earnings per common share. Basic earnings per common share equals net income divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus any dilutive shares assumed to be issued. Common stock equivalents are shares assumed to be issued if outstanding stock options were exercised.

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

RECLASSIFIED PRIOR YEAR AMOUNTS

         Certain prior year amounts have been reclassified to conform to current year presentation.

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

         We have restated the 1997 financial statements to apply the new accounting method retroactively. The effect of the change in accounting principle on our 1997 net loss and earnings per share data was immaterial due to our relative inactivity in exploration and development activities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       LONG-TERM DEBT

         Long-term debt is summarized as follows (in thousands):

                                                                        DECEMBER 31,
                                                                   ---------------------
                                                                      1998       1999
                                                                   ---------- ----------
                   Notes payable ................................  $        1 $    5,001
                   Less current maturities ......................           1      5,001
                                                                   ---------- ----------
                   Long-term debt ...............................  $       -- $       --
                                                                   ========== ==========

BANK OF AMERICA CREDIT AGREEMENT

         On February 11, 1998, we entered into a credit facility with NationsBank of Texas, N.A. The credit facility provided for borrowings up to $50 million, subject to borrowing base limitations. On September 21, 1998, we entered into the first amendment to the credit facility with NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.). The first amendment provides for borrowings up to $150 million, subject to borrowing base limitations, as determined by the lenders from time to time. On February 11, 2000, we entered into the second amendment to the credit facility with Bank of America, N.A. (successor by merger to NationsBank, N.A.). The second amendment provides for a new termination date, an increase in our borrowing base, subject to certain conditions, and an in increase certain thresholds customary for a growing company. Under the credit facility, we are required to pay a fee equal to .25% on any accepted increase in the borrowing base in excess of the previously determined borrowing base and a commitment fee of .30% to .425% based on the ratio of outstanding credit to the borrowing base. The maturity date of the credit facility is February 11, 2002.

         The credit facility provides that if our outstanding credit is less than $5 million, then our interest rate will be LIBOR plus 1.5%. If our outstanding credit is greater than $5 million, then the credit facility provides that our interest rate will be either Bank of America's prime rate or LIBOR plus between 1% and 1.75% based on the ratio of outstanding credit to the borrowing base.

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

         Borrowings under the credit facility are secured by first and prior liens covering 90% of the recognized value of all proved mineral interests owned by us. The credit facility contains various restrictive covenants, including limitations on the granting of liens, restrictions on the issuance of additional debt, requirements to maintain a net worth of at least $500,000 plus 50% of our consolidated cumulative net income beginning January 1, 1999, and to maintain a current ratio of not less than 1.0 to 1.0, and currently prohibits the payment of dividends on our capital stock.

4.       INCOME TAXES

         During 1999 we recorded a provision for income taxes of $2.2 million. $2.1 million was charged to continuing operations and $85,000 was assessed against extraordinary income. The components of the provision are as follows: current - $0, deferred - $2.2 million.

         At December 31, 1999, we had net operating loss carryforwards (NOLs) for income tax purposes that expire beginning in 2000. Our ability to use the NOLs is significantly restricted because of a change in our ownership, which occurred December 19, 1997, as well as the change in ownership of Rio Grande, Inc. which occurred on March 16, 1999, as described in Note 11. We estimate that approximately $5.6 million of the NOLs will become available in the future at the rate of approximately $460,000 per year. We also have available statutory depletion carryforwards of approximately $16,000. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to carryforwards prior to our quasi-reorganization. When realized,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the tax benefit for those carryforwards will be credited to additional paid-in capital. In addition, a valuation allowance has been recognized to offset deferred tax assets acquired in the Rio Grande transaction. When realized, the tax benefit for those assets will be credited to the acquired properties. $2.2 million of deferred tax assets was realized during 1999 and was credited to the full cost pool.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

                                                                                   DECEMBER 31,
                                                                        -----------------------------------
                                                                          1997         1998         1999
                                                                        ---------    ---------    ---------
     DEFERRED TAX ASSETS:
     Net operating loss carryforwards ...............................   $     649    $     902    $   1,922
     Credit carryforwards ...........................................          36           29           29
     Statutory depletion carryforwards ..............................         315           16           16
     Other ..........................................................           6            4            4
     Valuation allowance for deferred tax assets ....................        (817)        (494)      (1,728)
                                                                        ---------    ---------    ---------
          Total deferred tax assets .................................         189          457          243
     DEFERRED TAX LIABILITIES:
     Book basis of oil and gas properties in excess of tax basis ....         189          457          243
                                                                        ---------    ---------    ---------
          Total deferred tax liabilities ............................         189          457          243
                                                                        ---------    ---------    ---------
          Net deferred tax liabilities ..............................   $      --    $      --    $      --
                                                                        =========    =========    =========

The following is a reconciliation, stated as a percentage of pretax income
(loss) taxable at the corporate level, of the U.S. statutory federal income tax rate to our effective tax rate:

                                               1997      1998      1999
                                              ------    ------    ------
U.S. federal statutory rate ...............       34%       34%       34%
Adjustments to the valuation allowance ....      (34%)     (34%)      --
                                              ------    ------    ------
Tax provision .............................       --        --        34%
                                              ======    ======    ======

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

         On November 29, 1999, several of our executive officers who are also directors exercised stock options covering 117,500 shares of common stock, 112,500 at a strike price of $6.00 per share and 5,000 at a strike price of $6.25 per share. Of the $706,250 in aggregate proceeds, these executive officers who are also directors paid $0 in cash with $706,250 being borrowed from us.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes our stock option activity:

                                                                                         WEIGHTED
                                                                                     AVERAGE EXERCISE
                                                                         STOCK            PRICE PER
                                                                        OPTIONS           SHARE
                                                                    ---------------  ----------------
             Outstanding at December 31, 1996 ...................                --
                  Granted .......................................           125,000        $  5.50
                  Expired or canceled ...........................          (125,000)       $  5.50
                  Exercised .....................................                --
                                                                    ---------------
             Outstanding at December 31, 1997 ...................                --
                  Granted .......................................         1,072,500        $ 6.00
                  Expired or canceled ...........................                --
                  Exercised .....................................          (150,000)       $ 6.00
                                                                    ---------------
             Options outstanding at December 31, 1998 ...........           922,500        $ 6.00
                  Granted .......................................           268,309        $ 6.10
                  Expired or canceled ...........................            (6,600)       $ 6.16
                  Exercised .....................................          (117,500)       $ 6.01
                                                                    ---------------
             OPTIONS OUTSTANDING AT DECEMBER 31, 1999 ...........         1,066,709        $ 6.02
                                                                    ===============
             OPTIONS EXERCISABLE AT DECEMBER 31, 1999 ...........           333,552        $ 6.02
                                                                    ===============

         SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) defines a fair value based method of accounting for employee stock compensation plans, but allows for the continuation of the intrinsic value based method of accounting to measure compensation cost prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). For companies electing not to change their accounting, SFAS 123 requires pro-forma disclosures of earnings and earnings per share as if the change in accounting provision of SFAS 123 has been adopted.

         We have elected to continue to utilize the accounting method prescribed by APB 25, under which no compensation cost has been recognized, and adopt the disclosure requirements of SFAS 123. As a result, SFAS 123 has no effect on our financial condition or our results of operations at December 31, 1997, 1998 and 1999.

         Had compensation costs for these plans been determined consistent with SFAS 123, our net income (loss) and earnings per share (EPS) would have been adjusted to the following pro-forma amounts.

                                                                           DECEMBER 31,
                                                              --------------------------------------
                                                                 1997          1998         1999
                                                              ----------    ----------   -----------
             Net income (loss) .....   As Reported ........   $ (205,000)   $ (511,000)  $ 4,665,000
                                       Pro Forma ..........   $ (205,000)   $ (711,000)  $ 3,889,000
             Basic and Diluted EPS .   As Reported ........   $     (.51)   $     (.18)  $       .69
                                       Pro Forma ..........   $     (.51)   $     (.25)  $       .58


         The present value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used: fair market values of stock at date of grant ranged from $6.00 to $6.25; option exercise prices ranged from $6.00 to $6.25; option term of 10 years; risk-free rate of return is based on 10-year U.S. Treasury Notes; company stock volatility is based on daily stock prices from January 1, 1998 through December 31, 1999; company dividend yield of 0%; and calculated Black-Scholes values ranging from $3.05 to $3.18 per option.

6.       RELATED PARTY TRANSACTIONS

         In the past, certain of our directors, and the companies with which they are affiliated, participated in oil and natural gas joint ventures with us upon the same terms and conditions as unrelated parties. In addition, we have purchased certain oil and natural gas prospects as well as drilling services and oil field supplies and services in the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


normal course of business from directors or from companies in which certain directors have a financial interest. We made no significant purchases during the year ended December 31, 1997. During the year ended December 31, 1998, we purchased working interests from an outside director, in exchange for 6,250 shares of our common stock. During 1999, one of our directors participated under a farmout agreement for an interest in one development well. During 1999, approximately $42,000 in costs associated with this well were paid by the director.

         EXUS Energy, LLC

         During 1999, EXCO operated the wells in which EXUS Energy, LLC (more fully described in Note 11. Acquisitions) owned an interest. Included in 1999 joint interest receivables is $770,000 due from EXUS, representing uncollected operating expenses billed to EXUS by EXCO through December 31, 1999. Also, $504,000 in royalties payable were owed to EXUS on December 31, 1999. During 1999, $94,000 was classified as a reduction of general and administrative expenses for overhead fees. The oil and gas assets of EXUS were sold and EXUS was dissolved effective December 31, 1999.

         EXCO Energy Investors, L.L.C.

         On October 9, 1998, we formed a $50 million joint venture with an institutional investor to acquire oil and natural gas related assets and securities. Under the terms of the joint venture agreement, we were required to contribute 5% of the joint venture's capital expenditures.

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

         On November 1, 1999, we participated in an auction of National Energy's oil and natural gas properties. We were not the winning bidder on these assets. The joint venture sold the debt securities of National Energy it owned on November 11, 1999, and was subsequently dissolved on December 3, 1999. We made a pre-tax gain of approximately $65,000 on our investment in the joint venture.

7.       COMMITMENTS AND CONTINGENCIES

         We lease our offices and certain equipment. Our rental expenses were approximately $63,000, $84,000 and $134,000 for 1997, 1998 and 1999,
respectively. Our future minimum rental payments under operating leases with remaining noncancellable lease terms at December 31, 1999 are as follows (in thousands):

                      2000 ..................   $    162
                      2001 ..................         23
                      2002 ..................          5
                      2003 ..................          1
                      Thereafter ............         --
                                                --------
                                                $    191
                                                ========

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       OIL AND NATURAL GAS PRODUCING ACTIVITIES

         The results of operations from our oil and natural gas producing activities are as follows (in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                                  ----------------------------
                                                                    1997      1998      1999
                                                                  --------  --------  --------
              Oil and natural gas sales ........................  $    670  $  1,385  $  5,368
              Production costs .................................  $   (322) $   (786) $ (2,375)
              Depreciation, depletion and amortization .........  $    (63) $   (385) $ (1,446)
              Income tax expense, net of extraordinary item ....  $     --  $     --  $  2,139

         Costs incurred in oil and natural gas producing activities are as follows (in thousands, except per equivalent barrel amounts):

                                                                     YEAR ENDED DECEMBER 31,
                                                                  ----------------------------
                                                                    1997      1998      1999
                                                                  --------  --------  --------
              Property acquisition costs .......................  $      2  $  6,820  $ 14,803
              Development costs ................................  $     74  $    257  $    940
              Exploration costs ................................  $     --  $     --  $    122
              Production costs .................................  $    322  $    786  $  2,375
              Depreciation, depletion and amortization
               per equivalent barrel ...........................  $   1.41  $   3.17  $   4.31


         Most of our oil and natural gas revenues are produced from a limited number of wells or properties all of which are located in the United States.

         Our oil and natural gas production is sold to various purchasers. During the year ended December 31, 1999, sales of oil and natural gas to two purchasers accounted for 27% and 36%, respectively, of our total revenues. During the year ended December 31, 1998, sales of oil and natural gas to two purchasers, accounted for 17% and 10%, respectively, of our total revenues. During the year ended December 31, 1997, sales of oil and natural gas to three purchasers accounted for 22%, 19% and 14% of gross revenues, respectively. Management believes that the loss of these purchasers would not have a material impact on our financial condition or results of operations.

10.      HEDGING ACTIVITIES

         In an effort to reduce the effects of the volatility of the price of crude oil and natural gas on our operations, management has adopted a policy of hedging oil and natural gas prices whenever such prices are in excess of the prices anticipated in our operating budget and profit plan through the use of commodity futures, options, and swap agreements. Hedging transactions require the approval of the board of directors. We had no outstanding hedging agreements at December 31, 1997 and 1998.

         On September 21, 1999, we entered into an oil commodity swap with a counterparty to sell notional volumes of 7,000 Bbls per month at a fixed price of $21.00 per Bbl based on NYMEX pricing. The transaction was effective October 1, 1999, and terminates September 30, 2000. The fair value at December 31, 1999 of the commodity swap was a liability of approximately $106,000 and has been estimated from a quote provided by the counterparty and represents the estimated amount that we would expect to pay to terminate the agreement on December 31, 1999.

         The following table sets forth our oil prices, both realized before hedge results, and realized including hedge results; and the net effects of settlements of oil price hedges to revenue:

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                                      --------------
                                                                           1999
                                                                      --------------
        Average price per Bbl - realized before hedge results ......      $  18.18
        Average price per Bbl - realized including hedge results ...      $  17.83
        Reduction to revenue .......................................      $ 74,000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      ACQUISITIONS

         We have accounted for the following acquisitions in accordance with APB No. 16, "Business Combinations" where applicable.

         Maverick County Properties Acquisition

         On February 11, 1998, we acquired from Osborne Oil Company, Gypsy Production Company, and other working interest owners oil and natural gas properties in Maverick County, Texas. The purchase price consisted of approximately $760,000 cash partially paid for using funds available under the credit facility.

         Jacobi-Johnson Energy, Inc. Acquisition

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

         Dawson County Properties Acquisition

         On June 30, 1998 we acquired oil and natural gas properties from J. M. Hill, J. M. Hill, Trustee, Walter O. Hill, Steven J. Devos, Humphrey Oil Interests, L.P. and other working interest owners, in Dawson and Brazos Counties, Texas. The purchase price consisted of approximately $3.5 million cash paid for using funds available under our credit facility.

         Carter County Properties Acquisition

         On December 21, 1998, we acquired properties from Colony Petroleum, L.L.C. and Cumulus 2 Limited in Carter County, Oklahoma. The purchase price consisted of approximately $706,000 cash paid from proceeds of our rights offering.

         EXCO Energy Investors, L.L.C.

         On October 9, 1998, we formed a $50 million joint venture with an institutional investor to acquire oil and natural gas related assets and securities. Under the terms of the joint venture agreement, we were required to contribute 5% of the joint venture's capital expenditures.

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

         On November 1, 1999, we participated in an auction of National Energy's oil and natural gas properties. We were not the winning bidder on these assets. The joint venture sold the debt securities of National Energy it owned on November 11, 1999, and was subsequently dissolved on December 3, 1999. We made a pre-tax gain of approximately $65,000 on our investment in the joint venture.

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

         On November 12, 1998, Rio Grande, Inc. announced that it had filed for reorganization under Chapter 11 of the Bankruptcy Code. As the largest secured creditor, we had negotiated a plan for financial restructuring with Rio

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Grande, Inc. and the holder of its preferred stock. On March 5, 1999, the court confirmed the proposed plan. Pursuant to the terms of the plan, Rio Grande, Inc. fully repaid its trade creditors. Several of the subsidiaries or affiliates were merged into Rio Grande, Inc. Then, the outstanding shares of Rio Grande, Inc.'s common and preferred stock were canceled. We were issued new shares of Rio Grande, Inc. as settlement of Rio Grande Inc.'s $13 million secured indebtedness owed to us. The new shares represented all of the outstanding capital stock of Rio Grande, Inc., and we became the owners of Rio Grande, Inc. effective on March 16, 1999. On March 30, 1999, Rio Grande, Inc. was merged into EXCO. The acquisition was recorded as a purchase.

         Jackson Parish Properties Acquisition and Disposition

         On June 30, 1999, we formed a joint venture with Venus Exploration, Inc. called EXUS Energy, LLC. On June 30, 1999, EXUS Energy, LLC, a Delaware limited liability company (EXUS), owned 50% by EXCO Resources, Inc. (EXCO) and 50% by Venus Exploration, Inc. (Venus), completed the acquisition from Apache Corporation of the Jackson Parish Properties. Venus is a publicly-held oil and gas exploration company based in San Antonio, Texas. The purchase price, before closing adjustments, was approximately $28.5 million, and after adjustments (the adjustments principally reflect production since March 1, 1999, the effective date of the acquisition), was $27.6 million cash. EXCO and Venus initially capitalized EXUS with $14 million of equity capital, all of which was applied to fund the purchase of the Jackson Parish Properties. EXUS also arranged a credit facility (discussed in greater detail below) through NationsBank, N.A. to fund $14 million of the Jackson Parish Properties acquisition, additional development drilling of the properties and additional acquisitions. The purchase price was determined based upon arms-length negotiations between Apache Corporation and Venus taking into account reserve estimates and other items customarily considered in acquisitions of this type.

         Of the initial $14 million of EXUS equity capital, $7 million was provided by EXCO from its cash on hand, and $7 million was provided by Venus from borrowed funds. On June 30, 1999 Venus borrowed $7 million from EXCO under the terms of an $8 million convertible promissory note (the Note). A provision of the Note provided for a voluntary prepayment on any or all of the Note by Venus (subject to a prepayment penalty of 3.57% of the principal prepaid for any prepayment occurring on or prior to July 1, 2000).

         On December 31, 1999, EXUS conveyed 100% of the leasehold and mineral interests it held in Jackson Parish, Louisiana, to its equity members in proportion to their respective membership interests.

         Then on December 31, 1999, pursuant to the terms of a Purchase, Sale and Exchange agreement dated December 17, 1999, and subsequent amendment dated December 31, 1999, between EXCO, as seller, and Anadarko Petroleum Corporation (Anakarko), as buyer, EXCO sold to Anadarko the property interests conveyed to it by EXUS. The gross consideration was approximately $18.7 million cash ($18.2 million cash after adjustments which principally reflect production since October 1, 1999, the effective date of the sale), and oil and gas leasehold interests located in Seward and Meade Counties, Kansas, valued by the parties at $800,000. EXCO recorded a pre-tax gain from the sale of approximately $5.1 million. The price was determined through arms-length negotiation between the parties.

         The instruments of conveyance were executed and delivered into escrow on and dated as of December 31, 1999. The cash consideration was paid to the escrow agent on January 6, 2000. The conveyance documents were delivered by the escrow agent to Anadarko on January 6, 2000. The payment of cash was delayed due to the anticipation of the potential for a Y2K disruption to the banking system.

         The Jackson Parish Properties which were sold included 17 gross (7.125 net to EXCO's interest) producing wells. EXCO was the named operator of the Jackson Parish Properties. The Jackson Parish Properties sold included approximately 6,410 gross (2,830 net to EXCO's interest) developed acres and approximately 1,530 gross (570 net to EXCO's interest) undeveloped acres. As of October 1, 1999, the Jackson Parish Properties were estimated to contain net total proved reserves to EXCO's interest of 1,340 barrels of oil and natural gas liquids (Bbls) and 32.7 billion cubic feet (Bcf) of gas. Net production to EXCO's interest as of November 1999, was running approximately 85.7 million cubic feet (Mmcf) per month of natural gas, and no barrels of oil or condensate. Anadarko took over operations on January 1, 2000.

         The proceeds received by EXCO were placed in a tax-deferred escrow account with Texas Escrow under terms of a Deferred Exchange Agreement (Exchange Agreement) between EXCO and Texas Escrow executed on December 31, 1999. The Exchange Agreement is designed to comply with the like-kind exchange provisions of Section 1031 of the Tax Code which permits the deferral of gains from a sale of assets if specific like-kind exchange reinvestment criteria are met. If EXCO is successful in meeting the like-kind exchange provisions, some, if not most, of the federal and state tax payments on the gain from the sale of the Jackson Parish Properties will be deferred to future periods. A portion of the assets purchased in Natchitoches Parish, Louisiana, described below, meet the requirements for a like-kind exchange. Therefore, EXCO will be permitted to defer at least some of its gain on the sale of the Jackson Parish Properties.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Under terms of the Escrow Agreement For Closing Funds and Closing Documents (the Escrow Agreement) dated December 31, 1999, by and among Anadarko, Venus Exploration, Inc. (Venus), EXUS, EXCO, Wells Fargo Bank (Texas), N.A. (Wells Fargo), Texas Escrow and American Escrow Company (American Escrow), the Credit Agreement among EXUS, as borrower, and NationsBank, N.A., as Administrative Agent, was paid in full on January 6, 2000. The payoff amount consisted of $14.2 million of principal, and approximately $28,000 for accrued interest and unused line fees.

         Also, on December 31, 1999, pursuant to the terms of a separate Purchase and Sale Agreement dated December 17, 1999, between Venus, as seller, and Anadarko, as buyer, Venus sold to Anadarko the property interests conveyed to it by EXUS. The gross consideration was approximately $18.9 million cash ($18.4 million cash after adjustments which principally reflect production since October 1, 1999, the effective date of the sale). The proceeds received by Venus were placed in an escrow account with American Escrow.

         Then, under terms of the Escrow Agreement, Venus paid in full $7.0 million of principal, approximately $369,000 of accrued interest, and a $250,000 pre-payment penalty owed to EXCO under terms of an $8 million Convertible Promissory Note made between Venus and EXCO dated June 30, 1999. Income from the prepayment penalty on the Note has been reflected in the financial statements as extraordinary income net of applicable income taxes of $85,000. Per share income from extraordinary item was $.02 per basic and diluted share.

         As a result of the sale, EXUS was dissolved effective December 31, 1999, with a nominal amount of working capital retained to wind-up the affairs of the joint venture.

         Natchitoches Parish Properties Acquisition

         On December 31, 1999, under terms of a Purchase and Sale Agreement dated November 16, 1999, which was subsequently amended on December 21, 1999, between Western Gas Resources, Inc. (Western), as seller, and EXCO Resources, Inc. (EXCO), as buyer, EXCO purchased certain oil and gas assets located in Natchitoches Parish, Louisiana from Western (the Natchitoches Parish Properties) for consideration of $7.8 million cash (approximately $7.2 million after contractual adjustments). All risk of loss and rights associated with the properties were transferred to EXCO on December 31, 1999. The assets include Western's interest in the Black Lake Unit and the Black Lake processing and treating facilities.

         Of the $7.8 million purchase price, a $5.0 million non-refundable cash deposit was paid by EXCO to Western on December 22, 1999, and a current liability in the form of a note payable to Western in the approximate amount of $2.2 million (reflecting contractual adjustments) was booked by EXCO on December 31, 1999. This note was subsequently paid off on January 7, 2000. The payment of the note payable was delayed due to the anticipation of the potential for a Y2K disruption to the banking system. Of the $7.2 million net purchase price, approximately $1.4 million has been allocated to the plants. The plants are not subject to the like-kind exchange treatment as the cash used for this portion of the purchase was paid directly from EXCO. After deducting the value allocated and paid on the plants, approximately $5.8 million was allocated to the leasehold interests, mineral interests, and equipment. This amount was paid with tax-deferred exchange proceeds held by Texas Escrow Company, Inc. This use of tax-deferred exchange proceeds is in compliance with the like-kind exchange provisions of Section 1031 of the Tax Code described in EXCO's Form 8-K filed on January 18, 2000, dated December 31, 1999. The price was determined through arms-length negotiation between the parties.

         The Natchitoches Parish Properties include 29 gross (20.0 net) producing wells out of a total of 75 gross wells. EXCO is the named operator of the Natchitoches Parish Properties and assumed operations of all 75 wells acquired in the transaction. The Natchitoches Parish Properties include approximately 14,250 gross (10,590 net) developed acres and approximately 10,390 gross (8,320 net) undeveloped acres. As of September 1, 1999, the Natchitoches Parish Properties were estimated to contain net reserves of 570,000 barrels of oil and natural gas liquids (Bbls) and 4.5 billion cubic feet (Bcf) of gas. Net production as of December 1999, was running approximately 95,000 mcf per month of net residue gas, 7,100 barrels per month of natural gas liquids, and 5,400 barrels of oil and condensate per month. EXCO took over operations on January 7, 2000.

         Pro forma results of operations.

         The following table reflects the pro forma results of operations as though the acquisition of Jacobi-Johnson, the Dawson County Properties, and Rio Grande, Inc., the related borrowings, the common stock Rights Offering, the disposition of the Jackson Parish Properties, the addition of the Seward/Meade County Properties, and the acquisition of the Natchitoches Parish Properties had been consummated on January 1, 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           YEAR ENDED DECEMBER 31,
                                                                          --------------------------
                                                                              1998         1999
                                                                          ------------- ------------
                                                                          (In thousands, except per
                                                                                 share data)
                                                                                 (Unaudited

             Revenues ...............................................     $ 13,465      $  11,965
             Income (loss) before extraordinary item ................     $ (3,825)     $   1,349
             Income (loss) per share before extraordinary item ......     $  (0.58)     $    0.20

12.      SUBSEQUENT EVENTS

         Odd-Lot Stock Repurchase Program

         On January 15, 2000, we commenced an odd-lot stock repurchase program. We are offering $8.50 per share to any record or beneficial shareholder who owns less than 100 shares of common stock. The price was determined based upon a number of factors, including trading prices for our common stock over the past 12 months and our desire to maximize the response to this offer in order for us to achieve our goal of reducing shareholder communication expenses. The record date to determine eligible shareholders was December 31, 1999. As of December 31, 1999, EXCO had approximately 1,400 odd-lot shareholders of record, who owned 17,215 shares.

         Second Amendment to Credit Agreement

         On February 11, 2000, we entered into the second amendment to our credit agreement. For a more detailed description of the amendment see Note 3. Long-Term Debt.

         Val Verde County Properties Acquisition

         On February 25, 2000, EXCO purchased certain oil and gas assets located in Val Verde County, Texas from an undisclosed seller (the Val Verde County Properties). The assets consist of 21 producing gas wells. Under terms of the acquisition, EXCO will become operator of 18 of the wells. As of September 30, 1999, total proved reserves net to EXCO's interest included 19.8 Bcf of natural gas. Production for December 1999, net to EXCO's interest was approximately 106 Mmcf of natural gas.

         The purchase price of $12.2 million cash (approximately $7.9 million after contractual adjustments and a hold-back for preferential rights) was paid from existing working capital and borrowings of $7.1 million under EXCO's credit facility. The effective date of the acquisition was October 1, 1999. These assets qualify as eligible replacement properties under EXCO's tax-deferred exchange agreement. This use of tax-deferred exchange proceeds is in compliance with the like-kind exchange provisions of Sections 1031 of the Tax Code. The price was determined through arms-length negotiation between the parties.

         We Executed a Letter of Intent to Form a Joint Venture and Acquire Properties in Pecos County, Texas

         On March 10, 2000, we entered into a letter of intent to form a joint venture which will acquire certain natural gas assets located in Pecos County, Texas from an undisclosed seller (the Pecos County Properties). The assets consist of 8 producing gas wells. Under terms of the letter of intent, we will become operator of 5 of the wells. As of January 1, 2000, under terms of the current joint venture structure, total proved reserves net to our interest were estimated to include 12.6 Bcf of natural gas.

         The purchase price of approximately $10.3 million cash ($5.3 million net to our interest) which is subject to contractual adjustments, will be paid from existing working capital and anticipated borrowings of $6.8 million. Borrowings are expected to be made under a new credit facility established for the joint venture. The effective date of the acquisition is January 1, 2000. The price was determined through arms-length negotiation between the parties.
         Formation of the joint venture and acquisition of the Pecos County Properties are subject to due diligence including title, environmental and accounting reviews, as well as negotiation of a credit facility with terms satisfactory to us.

13.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)

         Subsequent to September 30, 1999, we have elected to account for our 50% interest in EXUS using the equity method of accounting for investments because control of EXUS was temporary. We previously accounted for

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXUS using the proportional method of consolidation. The following condensed interim financial information has been restated from the information contained in our Forms 10-Q for the three months ended June 30, 1999, and the three months ended September 30, 1999, as filed with the Securities and Exchange Commission as if the EXUS operations were accounted for using the equity method of accounting for investments.

                                                THREE MONTHS THREE MONTHS
                                                   ENDED        ENDED
                                                  JUNE 30,   SEPTEMBER 30,
                                                ------------ -------------
                                                    1999         1999
                                                ------------ -------------
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:
Oil and gas revenue ..........................    $ 1,381        $ 1,536
Equity in the earnings of EXUS Energy, LLC ...        126            286
Other ........................................        317            339
                                                  -------        -------
Total revenues ...............................      1,824          2,161
Costs and expenses ...........................      1,499          1,502
                                                  -------        -------
Net income ...................................    $   325        $   659
                                                  =======        =======
Basic and diluted earnings per share .........    $   .05        $   .09
                                                  =======        =======

                                                  JUNE 30,     SEPTEMBER 30,
                                                  --------     -------------
                                                   1999            1999
                                                  --------     -------------

CONDENSED CONSOLIDATED BALANCE SHEET:
Current assets ...............................    $10,488        $12,213
Oil and gas properties, net ..................     12,398         11,985
Investment in EXUS Energy, LLC ...............      7,340          7,626
Other assets .................................      7,902          7,727
                                                  -------        -------
Total assets .................................    $38,128        $39,551
                                                  =======        =======

Current liabilities ..........................    $ 1,398        $ 2,448
Other liabilities ............................        375            226
Long-term debt ...............................         --             --
Stockholders' equity .........................     36,355         36,877
                                                  -------        -------
Total liabilities and stockholders' equity        $38,128        $39,551
                                                  =======        =======

14. SUPPLEMENTAL OIL AND NATURAL GAS RESERVE AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ESTIMATED QUANTITIES OF PROVED RESERVES

                                      OIL (BBLS)(1)   GAS (MCF)    BOE(2)
                                      -------------   ---------   -------
                                            (In thousands)

DECEMBER 31, 1996 .................          169        4,762       963
Purchase of reserves in place .....           --           --        --
   New discoveries and extensions .           --           --        --
   Revisions of previous estimates.          (16)        (255)      (59)
   Production .....................          (14)        (181)      (44)
   Sales of reserves in place .....          (81)          --       (81)
                                          ------      -------    ------
DECEMBER 31, 1997 .................           58        4,326       779
   Purchase of reserves in place ..          972        4,019     1,642
   New discoveries and extensions .           --           --        --
   Revisions of previous estimates.          (14)        (221)      (51)
   Production .....................          (53)        (412)     (121)
   Sales of reserves in place .....           --           --        --
                                          ------      -------    ------
DECEMBER 31, 1998 .................          963        7,712     2,249
   Purchase of reserves in place ..        2,392       11,033     4,231
   New discoveries and extensions .           15           --        15
   Revisions of previous estimates.          298         (942)      141
   Production .....................         (208)        (765)     (336)
   Sales of reserves in place .....         (346)        (490)     (428)
                                          ------      -------    ------
DECEMBER 31, 1999 .................        3,114       16,548     5,872
                                          ======      =======    ======

ESTIMATED QUANTITIES OF PROVED DEVELOPED RESERVES

                                      OIL (BBLS)(1)   GAS (MCF)    BOE(2)
                                      -------------   ---------   -------
                                             (In thousands)
December 31, 1997 .................        57          2,341         447
December 31, 1998 .................       830          5,775       1,792
DECEMBER 31, 1999 .................     2,759         14,741       5,216

--------------------

(1) Oil includes both oil and natural gas liquids.

(2) Boe - Barrels of oil equivalent calculated by converting 6 Mcf of natural gas to 1 Bbl of oil. A Bbl is one stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons. An Mcf is one thousand cubic feet of natural gas.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

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

                                                                      DECEMBER 31,
                                                               ----------------------------
                                                                1997      1998       1999
                                                               -------   -------   --------
                                                                      (IN THOUSANDS)

Future cash inflows ........................................   $10,115   $23,407   $106,878
Future production and development costs ....................     3,130     9,028     46,740
Future income taxes ........................................       296        20     12,173
                                                               -------   -------   --------
Future net cash flows ......................................     6,689    14,359     47,965
Discount of future net cash flows at 10% per annum .........     2,824     6,406     19,370
                                                               -------   -------   --------
Standardized measure of discounted future net cash flows ...   $ 3,865   $ 7,953   $ 28,595
                                                               =======   =======   ========

         At December 31, 1999, the standardized measure of discounted future net cash flows before income taxes was approximately $36.9 million.

         During recent years, prices paid for oil in the world markets have fluctuated significantly. This situation has had a destabilizing effect on the posted prices of oil in the United States, including the posted prices paid by purchasers of our oil. The weighted average prices of oil and NGLs, and natural gas at December 31, 1997, 1998 and 1999, used in the above table, were $16.74, $10.41 and $23.58 per Bbl, respectively, and $2.11, $1.74 and $2.00 per Mcf, respectively.

CHANGES IN STANDARDIZED MEASURE

         The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                           ------------------------------
                                                                            1997       1998        1999
                                                                           -------    -------    --------
                                                                                     (In thousands)
Sales and transfers of oil and natural gas produced, net of production .   $  (348)   $  (599)   $ (2,993)
costs
Net changes in prices and production costs .............................    (3,398)    (1,548)      8,411
Extensions and discoveries, net of future development and production ...        --         --         144
costs
Development costs during the period ....................................        45         --         111
Revisions of previous quantity estimates ...............................      (845)      (264)        499
Sales of reserves in place .............................................      (577)        --      (1,968)
Purchases of reserves in place .........................................        --      5,944      27,804
Accretion of discount before income taxes ..............................       832        403         796
Net change in income taxes .............................................      (163)       152     (12,162)
                                                                           -------    -------    --------
Net change .............................................................   $(4,454)   $ 4,088    $ 20,642
                                                                           =======    =======    ========

                              EXCO RESOURCES, INC.

                PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         On February 25, 2000, EXCO acquired from RVC Energy, Inc., certain oil and gas assets located in Val Verde County, Texas (the Val Verde County Properties). The purchase price was $12.2 million cash (approximately $11.4 million after contractual adjustments). On December 31, 1999, EXUS Energy, LLC, a Delaware limited liability company (EXUS), owned 50% by EXCO Resources, Inc.
(EXCO) and 50% by Venus Exploration, Inc. (Venus), completed the disposition of the Jackson Parish Properties on December 31, 1999. Additionally, effective December 31, 1999, EXCO purchased certain oil and gas assets located in Natchitoches Parish, Louisiana (the Natchitoches Parish Properties) from Western Gas Resources, Inc. for $7.2 million cash, after adjustments.

         The accompanying pro forma combined condensed financial statements are based on the historical financial statements of EXCO for the year ended December 31, 1999. The pro forma combined condensed financial statements are also based, in part, on the historical financial statements of Rio Grande, Inc. (Rio Grande or RGI) which was acquired by EXCO effective March 16, 1999, the Seward/Meade County, Kansas properties as partial consideration for the Jackson Parish Properties (the Seward/Meade County Properties), the Natchitoches Parish Properties and the Val Verde County Properties.

         The Pro Forma Combined Condensed Balance Sheet as of December 31, 1999, assumes the acquisition of the Val Verde County Properties, and the related borrowings had been consummated on that date. Because RGI was acquired on March 16, 1999, and the disposition of the Jackson Parish Properties, the addition of the Seward/Meade County Properties and the related repayment of borrowings, and the acquisition of the Natchitoches Parish Properties all had been consummated on December 31, 1999, they are already included in EXCO's December 31, 1999 balance sheet. The Pro Forma Combined Condensed Statements of Operations for the year ended December 31, 1999, has been prepared assuming the acquisition of RGI, the disposition of the Jackson Parish Properties, the addition of the Seward/Meade County Properties, the acquisition of the Natchitoches Parish Properties, and the acquisition of the Val Verde County Properties had been consummated on January 1, 1999.

         The pro forma adjustments are based upon available information and assumptions that management of EXCO believes are reasonable. The pro forma combined condensed financial statements do not purport to represent the financial position or results of operations of EXCO which would have occurred had such transactions been consummated on the dates indicated or EXCO's financial position or results of operations for any future date or period.

                              EXCO RESOURCES, INC.

                   PRO FORMA COMBINED CONDENSED BALANCE SHEET
                                DECEMBER 31, 1999
                                   (Unaudited)

                                                                        PRO FORMA
                                                                       ADJUSTMENTS
                                                                         FOR THE
                                                                       ACQUISITION
                                                         EXCO              AND          PRO FORMA
                                                         HISTORICAL    DISPOSITION      COMBINED
                                                         ----------    -----------      ---------
                                                                      (In thousands)
ASSETS:
Current assets:
    Cash .............................................   $  9,972        $ (4,333)(9)    $  5,639

    Accounts receivable and other assets .............     21,627              --          21,627
                                                         --------        --------        --------
        Total current assets .........................     31,599          (4,333)         27,266

Net property and equipment ...........................     18,938          11,444 (9)      30,382
Investments ..........................................        257              --             257
Other assets .........................................        138              --             138
                                                         --------        --------        --------
        Total assets .................................   $ 50,932        $  7,111        $ 58,043
                                                         ========        ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Accounts payable and accrued liabilities .........   $  5,016        $     --        $  5,016
    Current maturities of long-term debt .............      5,001              --           5,001
                                                         --------        --------        --------
        Total current liabilities ....................     10,017              --          10,017
Long-term debt, less current maturities ..............         --           7,111 (10)      7,111
Other long-term liabilities ..........................        227              --             227
Minority interest in limited partnership .............       (192)             --            (192)

Stockholders' equity:
    Preferred stock ..................................         --              --              --
    Common stock .....................................        136              --             136
    Additional paid-in capital .......................     36,590              --          36,590
    Retained earnings ................................      4,154              --           4,154
                                                         --------        --------        --------
        Total stockholders' equity ...................     40,880              --          40,880
                                                         --------        --------        --------
        Total liabilities and stockholders' equity ...   $ 50,932        $  7,111        $ 58,043
                                                         ========        ========        ========

                              EXCO RESOURCES, INC.

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                                   (Unaudited)

                                                                                                         PRO FORMA
                                                                                                        ADJUSTMENTS
                                                                     SEWARD/                                FOR THE
                                                           RIO        MEADE   NATCHITOCHES  VAL VERDE   ACQUISITIONS
                                               EXCO       GRANDE     COUNTY     PARISH      COUNTY          AND           PRO FORMA
                                             HISTORICAL HISTORICAL HISTORICAL HISTORICAL   HISTORICAL   DISPOSITION       COMBINED
                                             ---------- ---------- ---------- ------------ ----------   -----------       ---------
                                                              (In thousands, except per share amounts)
REVENUES:
    Oil and natural gas ....................  $  5,294     $ 176      $185       $5,357      $2,211     $    --            $ 13,223
    Gain on disposition of property ........     5,102        --        --           --          --      (5,102)(5)              --
    Other ..................................     2,008        23        --           --          --      (1,154)(1)(2)(8)       877
                                              --------     -----      ----       ------      ------     -------            --------
            Total revenues .................    12,404       199       185        5,357       2,211      (6,256)             14,100


EXPENSES:
    Oil and natural gas production .........     2,375       123        45        2,688         319          --               5,550
    Depletion, depreciation and
     amortization ..........................     1,446         9        --           --          --       2,672(3)(7)(11)     4,127
    General and administrative .............     1,934        73        --           --          --          --               2,007
    Interest and other .....................        17         0        --           --          --         295(12)             312
                                              --------     -----      ----       ------      ------     -------            --------
Income (loss) before income taxes and
    minority interest ......................     6,632        (6)      140        2,669       1,892      (9,223)              2,104
Minority interest in limited partnership ...        (7)        1        --           --          --          --                  (6)
                                              --------     -----      ----       ------      ------     -------            --------
Income (loss) before income taxes ..........     6,639        (7)      140        2,669       1,892      (9,223)              2,110
Income tax expense (benefit) ...............     2,139        --        --           --          --      (1,750)(6)             389
                                              --------     -----      ----       ------      ------     -------            --------
Income (loss) before extraordinary item ....     4,500        (7)      140        2,669       1,892      (7,473)              1,721
Fee income from early extinguishment
 of debt, net of tax .......................       165        --        --           --          --        (165)(4)              --
                                              --------     -----      ----       ------      ------     -------            --------
Net income (loss) ..........................  $  4,665     $  (7)     $140       $2,669      $1,892     $(7,638)           $  1,721
                                              ========     =====      ====       ======      ======     =======            ========
Basic and diluted earnings per share .......  $    .69     $  --      $ --       $   --      $   --     $    --            $    .26
                                              ========     =====      ====       ======      ======     =======            ========
Weighted average number of common
 and common equivalent shares
 outstanding:
           Basic ...........................     6,698        --        --           --          --          --               6,698
                                              ========     =====      ====       ======      ======     =======            ========
           Diluted .........................     6,714        --        --           --          --          --               6,714
                                              ========     =====      ====       ======      ======     =======            ========

                              EXCO RESOURCES, INC.

                          NOTES TO UNAUDITED PRO FORMA
                     COMBINED CONDENSED FINANCIAL STATEMENTS

A.       PRO FORMA ADJUSTMENTS FOR THE JACKSON PARISH PROPERTIES

     The accompanying unaudited Pro Forma Combined Condensed Statement of Operations for the year ended December 31, 1999, has been prepared as if EXCO's share of the disposition of the Jackson Parish Properties, the addition of the Seward/Meade County Properties, and the related repayment of debt had been consummated on January 1, 1999 and reflect the following adjustments:

         (1) To record a decrease in interest income as a result of the repayment of the Venus convertible promissory note.

         (2) To eliminate the 1999 equity in the earnings of EXUS Energy, LLC.

         (3) To adjust depreciation, depletion and amortization of the oil and gas properties to reflect the effect of the addition of the Seward/Meade County Properties using the full cost method of accounting on total pro forma proved oil and natural gas reserves.

         (4) To eliminate the fee income, net of tax, on the early extinguishment of the Venus convertible promissory note.

         (5) To eliminate the gain from the sale of EXCO's share of the Jackson Parish Properties.

         (6) To adjust the provision for income taxes for the change in financial taxable income resulting from the disposition of EXCO's share of the Jackson Parish Properties and the inclusion of the historical results of operations of Rio Grande, Inc., the Seward/Meade County Properties, the Natchitoches Parish Properties, and the Val Verde County Properties and adjustments (1), (2), (3), (5), (7), (8),
                  (11), and (12).

B.       PRO FORMA ADJUSTMENTS FOR THE NATCHITOCHES PARISH PROPERTIES

     The accompanying unaudited Pro Forma Combined Condensed Statement of Operations for the year ended December 31, 1999 has been prepared as if EXCO's share of the acquisition of the Natchitoches Parish Properties had been consummated on January 1, 1999 and reflect the following adjustments:

         (7) To adjust depreciation, depletion and amortization of the oil and gas properties to reflect the effect of the acquisition of the Natchitoches Parish Properties using the full cost method of accounting on total pro forma proved oil and natural gas reserves.

         (8) To record a decrease in interest income or invested cash of $7.2 million, based on a 4% per annum interest rate.

C.       PRO FORMA ADJUSTMENTS FOR THE VAL VERDE COUNTY PROPERTIES

     The accompanying unaudited Pro Forma Combined Condensed Balance Sheet as of December 31, 1999 has been prepared as if the acquisition of the Val Verde County Properties had been consummated on that date and reflects the following adjustment:

         (9) To record the acquisition of the Val Verde County Properties in exchange for consideration of approximately $11.4 million in cash.

         (10) To record EXCO's borrowings of approximately $7.1 million under the NationsBank credit facility.


     The accompanying unaudited Pro Forma Combined Statement of Operations for the year ended December 31, 1999 has been prepared as if the acquisition of the Val Verde County Properties had been consummated on January 1, 1999 and reflects the following adjustments:

                              EXCO RESOURCES, INC.

                          NOTES TO UNAUDITED PRO FORMA
                     COMBINED CONDENSED FINANCIAL STATEMENTS

         (11) To adjust depreciation, depletion and amortization of the oil and gas properties to reflect the effect of the acquisition of the Val Verde County Properties using the full cost method of accounting on total pro forma proved oil and natural gas reserves..

         (12) To adjust interest expense on the borrowings of approximately $7.1 million based on a 7.0% per annum interest rate.

D. PRO FORMA COMBINED SUPPLEMENTAL OIL AND NATURAL GAS RESERVE AND STANDARDIZED MEASURE INFORMATION

RESERVE QUANTITY INFORMATION

     The following table presents EXCO's estimate of the pro forma combined proved oil and natural gas reserves of EXCO after giving effect to the acquisition of the Val Verde County Properties. All reserves are located in the United States. EXCO emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and natural gas properties. Accordingly, the estimates are expected to change as future information becomes available.

                                Oil (Bbls)(1)  Gas (Mcf)     Boe(2)
                                -------------  ---------     ------
                                           (In thousands)
Proved reserves .............       3,114        35,284      8,995
                                    =====        ======      =====
Proved developed reserves ...       2,759        27,185      7,290
                                    =====        ======      =====

----------

1    Oil includes both oil and natural gas liquids.

2 Boe - Barrels of oil equivalent calculated by converting 6 Mcf of natural gas to 1 Bbl of oil. A Bbl is one stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons. An Mcf is one thousand cubic feet of natural gas.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND NATURAL GAS RESERVES

     The Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves (Standardized Measure) is a disclosure requirement under Statement of Financial Accounting Standards No. 69.

     The Standardized Measure does not purport to be, nor should it be interpreted to present, the fair value of EXCO's oil and natural gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, the value of unproved properties, and consideration of expected future economic and operating conditions.

     Under the Standardized Measure, future cash flows are estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production costs, based on period-end costs, and projected future development costs to determine pre-tax cash inflows. Future income taxes are computed by applying the statutory rate (based on the current tax law adjusted for permanent differences and tax credits) to the excess of pre-tax net cash flows over EXCO's income tax basis of its oil and natural gas properties. Future net cash flows are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

                              EXCO RESOURCES, INC.

                          NOTES TO UNAUDITED PRO FORMA
                     COMBINED CONDENSED FINANCIAL STATEMENTS

     The pro forma Standardized Measure of discounted future net cash flows relating to EXCO's proved oil and natural gas reserves at December 31, 1999, follows (in thousands):

Future cash inflows ..................................................   $138,695
Future production costs ..............................................     53,761
Future development costs .............................................      5,219
Future income taxes ..................................................     14,849
                                                                         --------
Future net cash flows ................................................     64,866
Discount of future net cash flows at 10% per annum ...................     28,113
                                                                         --------
Pro forma Standardized Measure of discounted future net cash flows ...   $ 36,753
                                                                         ========

     The future cash flows shown above include amounts attributable to non-producing reserves requiring approximately $5.2 million of future development costs. If these reserves are not developed, the Standardized Measure of discounted future net cash flows as of December 31, 1999, shown above would be reduced significantly.

     At December 31, 1999, the pro forma Standardized Measure of discounted future net cash flows before income taxes was approximately $46.1 million.

     Estimates of economically recoverable oil and natural gas reserves and of future net reserves are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Therefore, actual production, revenues, taxes, development and operating expenditures may not occur as estimated. The reserve data are estimates only, are subject to many uncertainties and are based on data gained from production histories and on assumptions as to geologic formations and other matters. Actual quantities of oil and natural gas may differ materially from the amounts estimated.

     The weighted average prices of oil (including NGLs) and natural gas at December 31, 1999 used in the calculation of the Standardized Measure were $23.58 per Bbl and $1.84 per Mcf, respectively.

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
EXCO Resources, Inc.

We have audited the accompanying statements of operating revenues and direct operating expenses of the share of the Val Verde County Properties (as defined in Note 1 to the accompanying statements) acquired by EXCO Resources, Inc. for the six month period ended December 31, 1998, and the year ended December 31, 1999. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

The accompanying statements of operating revenues and direct operating expenses were prepared in connection with the proposed purchase of such properties and, as described in Note 1, do not include charges for depletion, depreciation and amortization, federal and state income taxes, interest expense or general and administrative expenses and are not intended to be a complete presentation of revenues and expenses of the Val Verde County Properties.

In our opinion, the statements of operating revenues and direct operating expenses referred to above present fairly, in all material respects, the operating revenues and direct operating expenses of the share of the Val Verde County Properties acquired by EXCO Resources, Inc. for the six months ended December 31, 1998, and the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


                                                     /s/ ERNST & YOUNG LLP


                                                     ERNST & YOUNG LLP
Oklahoma City, Oklahoma
February 10, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
   EXCO Resources, Inc.:

We have audited the accompanying statements of operating revenues and direct operating expenses of the share of the Val Verde County Properties (as defined in Note 1 to the accompanying statements) acquired by EXCO Resources, Inc. for the year ended December 31, 1997, and the six month period ended June 30, 1998. These statements are the responsibility of the Val Verde County Properties' management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United Stated. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the statements of operating revenues and direct operating expenses are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operating revenues and direct operating expenses. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying statements of operating revenues and direct operating expenses were prepared in connection with the purchase of the Val Verde County Properties and, as described in Note 1, exclude general and administrative expenses, depreciation, depletion and amortization, interest and income taxes and are not intended to be a complete presentation of revenues and expenses of the Val Verde County Properties.

In our opinion, the statements of operating revenues and direct operating expenses referred to above present fairly, in all material respects, the operating revenues and direct operating expenses of the Val Verde County Properties for the year ended December 31, 1997, and the six month period ended June 30, 1998, in conformity with accounting principles generally accepted in the United States.


                                                      /s/ ARTHUR ANDERSEN LLP


                                                      ARTHUR ANDERSEN LLP
Oklahoma City, Oklahoma,
January 8, 1999

                           VAL VERDE COUNTY PROPERTIES

                        STATEMENTS OF OPERATING REVENUES
                          AND DIRECT OPERATING EXPENSES
                                 (In thousands)

                                                                      SIX MONTHS  SIX MONTHS
                                                         YEAR ENDED     ENDED       ENDED            YEAR ENDED
                                                        DECEMBER 31,   JUNE 30,   DECEMBER 31,      DECEMBER 31,
                                                        ------------  ----------  ------------   ------------------
                                                            1997         1998         1998        1998        1999
                                                           ------       ------       ------      ------      ------
Oil and natural gas sales ...........................      $2,910       $1,335       $1,130      $2,465      $2,211
Direct operating expenses ...........................         360          150          196         346         319
                                                           ------       ------       ------      ------      ------
Excess of revenues over direct operating expenses ...      $2,550       $1,185       $  934      $2,119      $1,892
                                                           ======       ======       ======      ======      ======

See accompanying notes.

                           VAL VERDE COUNTY PROPERTIES

                    NOTES TO STATEMENTS OF OPERATING REVENUES
                          AND DIRECT OPERATING EXPENSES

1.   BASIS OF PRESENTATION

     On February 25, 2000, EXCO Resources, Inc. (EXCO), as buyer, purchased certain oil and gas assets located in Val Verde County, Texas from RVC Energy, Inc. (RVC) (the Val Verde County Properties) for consideration of $12.2 million cash (approximately $7.9 million after contractual adjustments and a hold-back for preferential rights). The preferential rights were subsequently waived, and EXCO paid on March 14, 2000, additional consideration of approximately $3.5 million cash. Total cash consideration paid for the Val Verde County Properties was $11.4 million after contractual adjustments.

     The accompanying statements present the interest acquired by EXCO in the operating revenues and direct operating expenses of the Val Verde County Properties. Direct operating expenses include the actual costs of maintaining the producing properties and their production, but do not include charges for depletion, depreciation, and amortization; federal and state income taxes; interest; or general and administrative expenses. Presentation of complete historical financial statements for the years ended December 31, 1997, 1998, and 1999 is not practicable because the Val Verde County Properties were not accounted for as a separate entity by RVC; and therefore, such statements are not available. The operating revenues and direct operating expenses for the periods presented may not be representative of future operations.

     Revenues in the accompanying Statements of Operating Revenues and Direct Operating Expenses are recognized on the sales method. Direct operating expenses are recognized on an accrual basis. Revenues are reflected net of gathering changes of $.145 per Mmbtu.

2. SUPPLEMENTAL OIL AND NATURAL GAS RESERVE AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)


OIL AND NATURAL GAS OPERATIONS

     During the years ended December 31, 1997, 1998 and 1999, no exploration or incremental general and administrative costs were incurred.

RESERVE QUANTITY INFORMATION

     The following table presents EXCO's estimate of its share of the proved oil and natural gas reserves of the Val Verde County Properties, all of which are located in the United States, as of December 31, 1999. EXCO emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and natural gas properties. Accordingly, the estimates are expected to change as future information becomes available.

                                Oil (Bbls)(1)   Gas (Mcf)     Boe(2)
                                -------------  ----------   ----------
                                            (In thousands)
Proved reserves .............         --           19,089        3,182
                                 ==========    ==========   ==========
Proved developed reserves ...         --           12,798        2,133
                                 ==========    ==========   ==========

----------

(1)  Oil includes both oil and natural gas liquids.

(2) Boe - Barrels of oil equivalent calculated by converting 6 Mcf of natural gas to 1 Bbl of oil. A Bbl is one stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons. An Mcf is one thousand cubic feet of natural gas.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

     The Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Standardized Measure) is a disclosure requirement under Statement of Financial Accounting Standards No. 69.

     The Standardized Measure does not purport to be, nor should it be interpreted to present, the fair value of the oil and natural gas reserves of the Val Verde County Properties. An estimate of fair value would also take into

                           VAL VERDE COUNTY PROPERTIES

                    NOTES TO STATEMENTS OF OPERATING REVENUES
                          AND DIRECT OPERATING EXPENSES

account, among other things, the recovery of reserves not presently classified as proved, the value of unproved properties, and consideration of expected future economic and operating conditions.

     Under the Standardized Measure, future cash flows are estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash flows are reduced by estimated future production costs, based on period-end costs, and projected future development costs to determine net cash inflows. The Val Verde County Properties are not a separate tax paying entity. Accordingly, the Standardized Measure for the Val Verde County Properties is presented before deduction of income taxes. Future net cash flows are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

     The Standardized Measure of discounted future net cash flows relating to proved oil and natural gas reserves of EXCO's share of the Val Verde County Properties at December 31, 1999 follows (in thousands):

Future cash inflows ....................................   $32,415
Future production costs ................................     9,141
Future development costs ...............................     3,253
                                                           -------
Future net cash flows ..................................    20,021
Discount of future net cash flows at 10% per annum .....    10,712
                                                           -------
Discounted future net cash flows before income taxes ...   $ 9,309
                                                           =======

     Estimates of economically recoverable oil and natural gas reserves and of future net revenues are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Therefore, actual production, revenues, taxes, development and operating expenditures may not occur as estimated. The reserve data are estimates only, are subject to many uncertainties, and are based on data gained from production histories and on assumptions as to geologic formations and other matters. Actual quantities of natural gas and oil may differ materially from the amounts estimated.

     The weighted average price of natural gas at December 31, 1999 used in the calculation of the Standardized Measure was $1.70 per Mcf.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Certain Relationships Between the Company and Directors, Officers or Shareholders," and "Directors and Executive Officers" of our proxy statement for our 2000 annual meeting of shareholders which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference. The proxy statement was filed on March 21, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth under the caption "Executive Compensation" in Appendix C of our proxy statement which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

1.   FINANCIAL STATEMENTS

     See Index to Financial Statements on page 32 to this annual report.

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

     4.2 Restated Bylaws of EXCO, as amended, filed as an Exhibit to EXCO's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference herein.

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

     10.21 Second Amendment to Credit Agreement among EXCO Resources, Inc., as borrower, Bank of America, N.A. (successor by merger to NationsBank, N.A., successor by merger to NationsBank of Texas, N.A.), as agent, and Bank of America , N.A. (successor by merger to NationsBank, N.A., successor by merger to NationsBank of Texas, N.A.), as the sole bank, dated February 11, 2000 (filed herewith).

     10.22 Purchase, Sale and Exchange Agreement between EXCO Resources, Inc., as seller, and Anadarko Petroleum Corporation, as buyer, dated December 17, 1999, filed as an Exhibit to EXCO's Form 8-K filed January 18, 2000 and incorporated by reference herein.

     10.23 Amendment to Purchase, Sale and Exchange Agreement dated as of December 17, 1999, between EXCO Resources, Inc., as seller, and Anadarko Petroleum Corporation, as buyer, dated December 31, 1999, filed as an Exhibit to EXCO's Form 8-K filed January 18, 2000 and incorporated by reference herein.

     10.24 Purchase and Sale Agreement between Western Gas Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated November 16, 1999, filed as an Exhibit to EXCO's Form 8-K filed January 18, 2000 and incorporated by reference herein.

     10.25 Amendment No. 1 to Purchase and Sale Agreement between Western Gas Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated December 21, 1999, filed as an Exhibit to this Form 8-K filed January 18, 2000 and incorporated by reference herein.

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

     23.1 Consent of Independent Accountants, Ernst & Young LLP (filed herewith).

     23.2 Consent of Independent Public Accountants, Arthur Andersen LLP (filed herewith).

     23.3 Consent of Independent Petroleum Engineers, Lee Keeling and Associates, Inc. (filed herewith).

     27.1     Financial Data Schedule (filed herewith).

     99.1 Voting Agreement dated October 30, 1998 between Rio Grande, Inc., Rio Grande Drilling Company, Rio Grande Offshore, Ltd., Rio Grande Desert Oil Company and Rio Grande GulfMex, Ltd. and EXCO Resources, Inc. filed as an Exhibit to Rio Grande, Inc.'s Form 8-K dated November 12, 1998 and incorporated by reference herein.

----------

4.       REPORTS ON FORM 8-K

         Current Report on Form 8-K dated December 31, 1999 filed January 18, 2000 pursuant to Item 2 reporting the acquisition of the Natchitoches Parish Properties.

         Current Report on Form 8-K/A (Amendment No. 1) dated December 31, 1999 filed March 6, 2000 pursuant to Item 7 and containing the Natchitoches Parish Properties Financial Statements.

                                 SIGNATURE PAGE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized in the City of Dallas, Texas on the 22nd of March, 2000.


                                         EXCO RESOURCES, INC.



                                         By: /s/ DOUGLAS H. MILLER
                                             --------------------------------
                                             Douglas H. Miller
                                             Chairman of the Board of Directors
                                             And Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



March 22, 2000                               /s/ DOUGLAS H. MILLER
                                             ----------------------------------
                                             Douglas H. Miller
                                             Chairman of the Board of Directors
                                             And Chief Executive Officer


March 22, 2000                               /s/ T. W. EUBANK
                                             ----------------------------------
                                             T. W. Eubank
                                             Director, President and Treasurer


March 22, 2000                               /s/ J. DOUGLAS RAMSEY
                                             ----------------------------------
                                             J. Douglas Ramsey, Ph.D.
                                             Director, Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)


March 22, 2000                               /s/ JEFFREY D. BENJAMIN
                                             ----------------------------------
                                             Jeffrey D. Benjamin
                                             Director


March 22, 2000                               /s/ EARL E. ELLIS
                                             ----------------------------------
                                             Earl E. Ellis
                                             Director


March 22, 2000                               /s/ J. MICHAEL MUCKLEROY
                                             ----------------------------------
                                             J. Michael Muckleroy
                                             Director


March 22, 2000                               /s/ BOONE PICKENS
                                             ----------------------------------
                                             Boone Pickens
                                             Director


March 22, 2000                               /s/ STEPHEN F. SMITH
                                             ----------------------------------
                                             Stephen F. Smith
                                             Director

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER     DESCRIPTION
   -------    -----------

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

     4.2      Restated Bylaws of EXCO, as amended, filed as an Exhibit to EXCO's
              Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference herein.

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

   EXHIBIT
   NUMBER     DESCRIPTION
   -------    -----------

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

     10.21 Second Amendment to Credit Agreement among EXCO Resources, Inc., as borrower, Bank of America, N.A. (successor by merger to NationsBank, N.A., successor by merger to NationsBank of Texas, N.A.), as agent, and Bank of America , N.A. (successor by merger to NationsBank, N.A., successor by merger to NationsBank of Texas, N.A.), as the sole bank, dated February 11, 2000 (filed herewith)

   EXHIBIT
   NUMBER     DESCRIPTION
   -------    -----------

     10.22    Purchase, Sale and Exchange Agreement between EXCO Resources,
              Inc., as seller, and Anadarko Petroleum Corporation, as buyer, dated December 17, 1999, filed as an Exhibit to EXCO's Form 8-K filed January 18, 2000 and incorporated by reference herein.

     10.23    Amendment to Purchase, Sale and Exchange Agreement dated as of
              December 17, 1999, between EXCO Resources, Inc., as seller, and
              Anadarko Petroleum Corporation, as buyer, dated December 31, 1999, filed as an Exhibit to EXCO's Form 8-K filed January 18, 2000 and incorporated by reference herein.

     10.24 Purchase and Sale Agreement between Western Gas Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated November 16, 1999, filed as an Exhibit to EXCO's Form 8-K filed January 18,
              2000 and incorporated by reference herein.

     10.25    Amendment No. 1 to Purchase and Sale Agreement between Western Gas
              Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated December 21, 1999, filed as an Exhibit to this Form 8-K filed January 18, 2000 and incorporated by reference herein.

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

     23.1 Consent of Independent Accountants, Ernst & Young LLP (filed herewith).

     23.2     Consent of Independent Public Accountants, Arthur Andersen LLP
              (filed herewith).

     23.3     Consent of Independent Petroleum Engineers, Lee Keeling and
              Associates, Inc. (filed herewith).

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