Form 10-Q
period 2000-03-31
EXCO RESOURCES INC
filed 2000-05-15
CIK 316300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------    -------

                          Commission File Number 0-9204

                              EXCO RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                TEXAS                                    74-1492779
      (State of incorporation)                        (I.R.S. Employer
                                                     Identification No.)

     5735 PINELAND DR., SUITE 235
            DALLAS, TEXAS                                   75231
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

                 Class: Common Stock, par value $0.02 per share
 Outstanding at May 5, 2000: 6,808,906 shares (excludes 8,790 treasury shares)

                              EXCO RESOURCES, INC.

                                      INDEX


                                                                                                             Page
                                                                                                            Number
                                                                                                            ------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)..............................................................2

                  Condensed Consolidated Balance Sheets
                  December 31, 1999 and March 31, 2000..........................................................2

                  Condensed Consolidated Statements of Operations
                  Three Months Ended March 31, 1999 and 2000....................................................3

                  Condensed Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1999 and 2000....................................................4

                  Notes to Condensed Consolidated Financial Statements..........................................5

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................................................18

Item 3.           Quantitative and Qualitative Disclosure About Market Risk....................................23


PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders..........................................25

Item 5.           Other Information............................................................................25

Item 6.           Exhibits and Reports on Form 8-K.............................................................25

Signatures.....................................................................................................30

Exhibit Index..................................................................................................31

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

                              EXCO RESOURCES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                DECEMBER 31,      MARCH 31,
                                                                                ------------    ------------
                                                                                    1999            2000
                                                                                ------------    ------------
                                                                                 (Unaudited, in thousands,
                                                                                   except per share data)
ASSETS
Current assets:
           Cash and cash equivalents ........................................   $      9,972    $     14,393
           Accounts receivables:
               Oil and gas sales ............................................            824           2,617
               Joint interest ...............................................          1,914             612
               Interest and other ...........................................         18,818             631
           Other ............................................................             71             417
                                                                                ------------    ------------
                          Total current assets ..............................         31,599          18,670

Oil and gas properties (full cost accounting method):
           Proved developed and undeveloped oil and gas properties ..........         24,177          42,808
           Allowance for depreciation, depletion and amortization ...........         (5,503)         (6,309)
                                                                                ------------    ------------
           Oil and gas properties, net ......................................         18,674          36,499
Office and field equipment, net .............................................            264             239
Deferred financing costs ....................................................              8             115
Investment in EXUS Energy, LLC ..............................................            257               3
Deferred tax asset ..........................................................             --             130
Other assets ................................................................            130             130
                                                                                ------------    ------------
                          Total assets ......................................   $     50,932    $     55,786
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Accounts payable .................................................   $      3,870    $      1,087
           Revenues and royalties payable ...................................          1,136             651
           Accrued interest payable .........................................             10              48
           Current maturities of long-term debt .............................          5,001              --
                                                                                ------------    ------------
                          Total current liabilities .........................         10,017           1,786

Long-term debt, less current maturities .....................................             --          10,555
Deferred income taxes .......................................................             --             760
Other long-term liabilities .................................................            227             227
Minority interest in limited partnership ....................................           (192)             --

Stockholders' equity:
           Preferred stock, $.01 par value:
              Authorized shares - 10,000,000
              Outstanding shares - None .....................................             --              --
           Common stock, $.02 par value:
              Authorized shares - 25,000,000
              Issued and outstanding shares - 6,805,196 and 6,817,696
              at December 31, 1999 and March 31, 2000, respectively .........            136             136
           Additional paid-in capital .......................................         46,941          47,145
           Notes receivable - officers ......................................         (1,552)         (1,577)
           Deficit eliminated in quasi-reorganization .......................         (8,799)         (8,799)
           Retained earnings since December 31, 1997 ........................          4,154           5,628
           Treasury stock, at cost: 0 and 8,790 shares at
              December 31, 1999 and March 31, 2000, respectively ............             --             (75)
                                                                                ------------    ------------
                          Total stockholders' equity ........................         40,880          42,458
                                                                                ------------    ------------
                          Total liabilities and stockholders' equity ........   $     50,932    $     55,786
                                                                                ============    ============

See accompanying notes.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              --------------------
                                                                                1999        2000
                                                                              --------    --------
                                                                            (Unaudited, in thousands,
                                                                            except per share amounts)
REVENUES:
         Oil and natural gas ..............................................   $    669    $  4,188
         Oil hedge ........................................................         --        (162)
         Other income .....................................................        315         392
         Gain on disposition of property ..................................         --         535
                                                                              --------    --------
            Total revenues ................................................        984       4,953

COST AND EXPENSES:
         Oil and gas production ...........................................        368       1,384
         Depreciation, depletion and amortization .........................        294         847
         General and administrative .......................................        474         417
         Interest .........................................................          1          71
                                                                              --------    --------
            Total cost and expenses .......................................      1,137       2,719
                                                                              --------    --------

Income (loss) before income taxes .........................................       (153)      2,234
Deferred income tax provision .............................................         --         760
                                                                              --------    --------
Net income (loss) .........................................................   $   (153)   $  1,474
                                                                              ========    ========

Basic and diluted earnings (loss) per share ...............................   $   (.02)   $    .21
                                                                              ========    ========
Weighted average number of common and common equivalent shares outstanding:
         Basic ............................................................      6,688       6,815
                                                                              ========    ========
         Diluted ..........................................................      6,697       6,845
                                                                              ========    ========

See accompanying notes.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                --------------------
                                                                  1999        2000
                                                                --------    --------
                                                              (Unaudited, in thousands)
OPERATING ACTIVITIES:
   Net income (loss) ........................................   $   (153)   $  1,474
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation, depletion and amortization ..........        294         847
          Deferred income taxes .............................         --         760
          Gain on disposition of property and equipment......         --        (535)
          Effect of changes in:
             Accounts receivable ............................       (109)     17,697
             Other current assets ...........................         46        (346)
             Accounts payable and other current liabilities..        149      (8,231)
                                                                --------    --------
Net cash provided by operating activities ...................        227      11,666

INVESTING ACTIVITIES:
Additions to property and equipment .........................       (237)    (18,477)
Investment in EXCO Energy Investors, L.L.C. .................        (11)         --
Investment in Rio Grande, Inc. promissory note ..............      7,451          --
Acquisition of Rio Grande, Inc. .............................     (7,017)         --
Proceeds from the dissolution of EXUS Energy, LLC ...........         --         254
Purchase of treasury stock (cost method) ....................         --         (75)
Distribution to limited partners ............................         --          (2)
Proceeds from disposition of property and equipment .........         28         570
                                                                --------    --------
   Net cash provided by (used in) investing activities ......        214     (17,730)

FINANCING ACTIVITIES:
Proceeds from long-term debt ................................         --      10,835
Payments on long-term debt ..................................        (10)       (280)
Proceeds from exercise of stock options .....................         --          75
Interest income on notes receivable - officers ..............         --         (26)
Deferred financing costs ....................................         --        (119)
                                                                --------    --------
   Net cash provided by (used in) financing activities ......        (10)     10,485
                                                                --------    --------
Net increase in cash ........................................        431       4,421
Cash at beginning of period .................................     21,493       9,972
                                                                --------    --------
Cash at end of period .......................................   $ 21,924    $ 14,393
                                                                ========    ========

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid ...............................................   $      1    $     14
                                                                ========    ========
Income taxes paid ...........................................   $     --    $     --
                                                                ========    ========

See accompanying notes.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of EXCO Resources, Inc. as of December 31, 1999 and March 31, 2000, the results of operations for the three month periods ended March 31, 1999 and 2000, and the cash flows for the three month periods ended March 31, 1999 and 2000.

         We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. You should read these financial statements in conjunction with our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 1999. The accompanying condensed consolidated financial statements include the financial statements of EXCO Resources, Inc., Rio Grande Gulfmex, Ltd., and Humphrey-Hill, L.P. renamed Pecos-Gomez, L.P. effective April 14, 2000.

         The results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the results we expect for the full year.

         Effective January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains from marketable securities and futures contracts, foreign currency translation adjustments and minimum pension liability adjustments. For the three months ended March 31, 1999 and 2000, our net income (loss) and comprehensive income (loss) were the same.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results from the hedged item on the income

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS 133 is effective for fiscal years beginning after June 15, 2000; however, beginning June 16, 1998, companies may implement the statement as of the beginning of any subsequent fiscal quarter. SFAS 133, when adopted by us, cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. We may apply, at our election, SFAS 133 to the derivative instruments listed in
(a) and (b) above if they were issued, acquired, or modified before January 1, 1998. We have not yet quantified the impact of adopting SFAS 133 on the financial statements and have not determined the timing of or method of adoption of SFAS 133.

2.       QUASI-REORGANIZATION

         Effective December 31, 1997, we effected a quasi-reorganization by applying approximately $8.8 million of our additional paid-in capital account to eliminate our accumulated deficit. Our board of directors decided to effect a quasi-reorganization given the change in management, the infusion of new equity capital and an increase in our activities. Our accumulated deficit was primarily related to past operations and properties that have been disposed of. We did not adjust the historical carrying values of our assets and liabilities in connection with the quasi-reorganization.

3.       EARNINGS PER SHARE

         Statement of Financial Accounting Standards No. 128, "Earnings per Share" which became effective in 1997, requires presentation of two calculations of earnings per common share. Basic earnings per common share equals net income divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus any dilutive shares assumed to be issued. Common stock equivalents are shares assumed to be issued if outstanding stock options were in-the-money, and exercised.

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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


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

         Depreciation, depletion, and amortization of evaluated oil and natural gas properties is accounted for using the unit-of-production method based on total proved reserves, as determined by independent petroleum reservoir engineers.

         Sales, dispositions, and other oil and natural gas property retirements are accounted for as adjustments to the full cost pool, with no recognition of gain or loss unless the disposition would significantly alter the amortization rate.

6.       BANK OF AMERICA CREDIT AGREEMENTS

         EXCO Resources, Inc.

         On February 11, 1998, we entered into a credit facility with NationsBank of Texas, N.A. The credit facility provided for borrowings up to $50 million, subject to borrowing base limitations. On September 21, 1998, we entered into the first amendment to the credit facility with NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.). The first amendment provides for borrowings up to $150 million, subject to borrowing base limitations, as determined by the lenders from time to time. On February 11, 2000, we entered into the second amendment to the credit facility with Bank of America, N.A. (successor by merger to NationsBank, N.A.). The second amendment provides for a new termination date, an increase in our borrowing base, subject to certain conditions, and an increase in certain thresholds customary for a growing company. Under the credit facility, we are required to pay a fee equal to .25% on any accepted increase in the borrowing base in excess of the previously determined borrowing base and an unused commitment fee of .30% to
 .425% based on the ratio of outstanding credit to the borrowing base. The maturity date of the credit facility is February 11, 2002.

         The credit facility provides that if our outstanding credit is less than $5 million, then our interest rate will be LIBOR plus 1.5%. If our outstanding credit is greater than $5 million, then the credit facility provides that our interest rate will be either Bank of America's prime rate or

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


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

         Pecos-Gomez, L.P.

         See Note 8. Acquisitions - Pecos County Properties Acquisition for a description of the Pecos-Gomez, L.P. credit facility.

7.       HEDGING ACTIVITIES

         In an effort to reduce the effects of the volatility of the price of crude oil and natural gas on our operations, management has adopted a policy of hedging oil and natural gas prices whenever such prices are in excess of the prices anticipated in our operating budget and profit plan through the use of commodity futures, options, and swap agreements. Hedging transactions require the approval of our board of directors.

         On September 21, 1999, we entered into an oil commodity swap with a counterparty to sell notional volumes of 7,000 Bbls per month at a fixed price of $21.00 per Bbl based on NYMEX pricing. The transaction was effective October 1, 1999, and terminates September 30, 2000. The fair value at March 31, 2000 of the commodity swap was a liability of approximately

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


$204,000 and has been estimated from a quote provided by the counterparty. This liability represents the estimated amount that we would expect to pay to terminate the agreement on March 31, 2000.

         The following table sets forth our oil prices, both realized before hedge results, and realized including hedge results; and the net effects of settlements of oil price hedges on revenue:


                                                                         THREE MONTH PERIOD ENDED
                                                                                MARCH 31,
                                                                     --------------------------------
                                                                                   2000
                                                                     --------------------------------
Average price per Bbl - realized before hedge results..............             $   27.38
Average price per Bbl - realized including hedge results...........             $   25.19
Reduction in revenue...............................................             $ 162,000

8.       ACQUISITIONS

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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


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

         Jackson Parish Properties Acquisition and Disposition

         On June 30, 1999, we formed a joint venture with Venus Exploration, Inc. called EXUS Energy, LLC. On June 30, 1999, EXUS Energy, LLC, a Delaware limited liability company, owned 50% by EXCO and 50% by Venus Exploration, Inc., completed the acquisition from Apache Corporation of certain oil and natural gas properties located in Jackson Parish, Louisiana (the Jackson Parish Properties). Venus is a publicly-held oil and gas exploration company based in San Antonio, Texas. The purchase price, before closing adjustments, was approximately $28.5 million cash, (approximately $27.6 million after contractual adjustments). EXCO and Venus initially capitalized EXUS with $14 million of equity capital, all of which was applied to fund the purchase of the Jackson Parish Properties. EXUS also arranged a credit facility through NationsBank, N.A. to fund $14 million of the Jackson Parish Properties acquisition, additional development drilling of the properties and additional acquisitions. The purchase price was determined based upon arms-length negotiations between Apache Corporation and Venus taking into account reserve estimates and other items customarily considered in acquisitions of this type.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


         Of the initial $14 million of EXUS equity capital, $7 million was provided by EXCO from its cash on hand, and $7 million was provided by Venus from borrowed funds. On June 30, 1999 Venus borrowed $7 million from EXCO under the terms of an $8 million convertible promissory note. A provision of the note provided for a voluntary prepayment on any or all of the note by Venus (subject to a prepayment penalty of 3.57% of the principal prepaid for any prepayment occurring on or prior to July 1, 2000).

         On December 31, 1999, EXUS conveyed 100% of the leasehold and mineral interests it held in Jackson Parish, Louisiana, to its equity members in proportion to their respective membership interests.

         Then on December 31, 1999, pursuant to the terms of a Purchase, Sale and Exchange agreement dated December 17, 1999, and subsequent amendment dated December 31, 1999, between EXCO, as seller, and Anadarko Petroleum Corporation, as buyer, EXCO sold to Anadarko the property interests conveyed to it by EXUS. The gross consideration was approximately $18.7 million cash ($18.8 million cash after final adjustments which principally reflect production since October 1, 1999, the effective date of the sale), and oil and gas leasehold interests located in Seward and Meade Counties, Kansas, valued by the parties at $800,000. EXCO recorded a pre-tax gain from the sale of approximately $5.1 million in December 1999, and $535,000 in March 2000. The price was determined through arms-length negotiation between the parties.

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

         The proceeds received by EXCO were placed in a tax-deferred escrow account with Texas Escrow Company, Inc. of Dallas, Texas, under terms of a Deferred Exchange Agreement between EXCO and Texas Escrow executed on December 31, 1999. The Exchange Agreement

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


is designed to comply with the like-kind exchange provisions of Section 1031 of the Internal Revenue Code which permits the deferral of gains from a sale of assets if specific like-kind exchange reinvestment criteria are met. If EXCO is successful in meeting the like-kind exchange provisions, some, if not most, of the federal and state tax payments on the gain from the sale of the Jackson Parish Properties will be deferred to future periods. A portion of the assets purchased in Natchitoches Parish, Louisiana, and Val Verde County, Texas, described below, meet the requirements for a like-kind exchange. Therefore, EXCO will be permitted to defer at least some of its gain on the sale of the Jackson Parish Properties.

         Under terms of the Escrow Agreement For Closing Funds and Closing Documents (the Escrow Agreement) dated December 31, 1999, by and among Anadarko, Venus, EXUS, EXCO, Wells Fargo Bank (Texas), N.A., Texas Escrow and American Escrow Company, the Credit Agreement among EXUS, as borrower, and NationsBank, N.A., as Administrative Agent, was paid in full on January 6, 2000. The payoff amount consisted of $14.2 million of principal, and approximately $28,000 for accrued interest and unused line fees.

         Also, on December 31, 1999, pursuant to the terms of a separate Purchase and Sale Agreement dated December 17, 1999, between Venus, as seller, and Anadarko, as buyer, Venus sold to Anadarko the property interests conveyed to it by EXUS. The gross consideration was approximately $18.9 million cash ($19.0 million cash after final adjustments which principally reflect production since October 1, 1999, the effective date of the sale). The proceeds received by Venus were placed in an escrow account with American Escrow.

         Then, under terms of the Escrow Agreement, Venus paid in full $7.0 million of principal, approximately $369,000 of accrued interest, and a $250,000 pre-payment penalty owed to EXCO under terms of the $8 million convertible promissory note made between Venus and EXCO dated June 30, 1999.

         As a result of the sale, EXUS was dissolved effective December 31, 1999, with a nominal amount of working capital retained to wind-up the affairs of the joint venture.

         Natchitoches Parish Properties Acquisition

         On December 31, 1999, under terms of a Purchase and Sale Agreement dated November 16, 1999, which was subsequently amended on December 21, 1999, between Western Gas Resources, Inc., as seller, and EXCO, as buyer, EXCO purchased certain oil and gas assets located in Natchitoches Parish, Louisiana from Western (the Natchitoches Parish Properties) for consideration of $7.8 million cash (approximately $7.2 million after contractual adjustments). All risk of loss and rights associated with the properties were transferred to EXCO on December 31, 1999. The assets include Western's interest in the Black Lake Unit and the Black Lake processing and treating facilities.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


         Of the $7.8 million purchase price, a $5.0 million non-refundable cash deposit was paid by EXCO to Western on December 22, 1999, and a current liability in the form of a note payable to Western in the approximate amount of $2.2 million (reflecting contractual adjustments) was booked by EXCO on December 31, 1999. This note was subsequently paid off on January 7, 2000. The payment of the note payable was delayed due to the anticipation of the potential for a Y2K disruption to the banking system. Of the $7.2 million net purchase price, approximately $1.4 million has been allocated to the plants. The plants are not subject to the like-kind exchange treatment as the cash used for this portion of the purchase was paid directly from EXCO. After deducting the value allocated and paid on the plants, approximately $5.8 million was allocated to the leasehold interests, mineral interests, and equipment. This amount was paid with tax- deferred exchange proceeds held by Texas Escrow. This use of tax-deferred exchange proceeds is in compliance with the like-kind exchange provisions of
Section 1031 of the Internal Revenue Code described in EXCO's Form 8-K filed on January 18, 2000, dated December 31, 1999. The price was determined through arms-length negotiation between the parties.

         The Natchitoches Parish Properties include 29 gross (20.0 net) producing wells out of a total of 75 gross wells. EXCO is the named operator of the Natchitoches Parish Properties and assumed operations of all 75 wells acquired in the transaction. The Natchitoches Parish Properties include approximately 14,250 gross (10,590 net) developed acres and approximately 10,390 gross (8,320 net) undeveloped acres. As of September 1, 1999, the Natchitoches Parish Properties were estimated to contain net reserves of 570,000 barrels of oil and natural gas liquids (Bbls) and 4.5 billion cubic feet (Bcf) of natural gas. EXCO took over operations on January 7, 2000.

         Val Verde County Properties Acquisition

         On February 25, 2000, EXCO purchased certain oil and gas assets located in Val Verde County, Texas from RVC Energy, Inc. (the Val Verde County Properties). The Val Verde County Properties include 21 gross (9.8 net) producing wells. EXCO is operator of 18 of the wells acquired in the transaction. The Val Verde County Properties include approximately 5,330 gross (3,370 net) developed acres and approximately 2,030 gross (510 net) undeveloped acres. As of December 31, 1999, total proved reserves net to EXCO's interest included 19.1 Bcf of natural gas. Production for December 1999, net to EXCO's interest was approximately 106 Mmcf of natural gas.

         The purchase price of $12.2 million cash (approximately $11.4 million after contractual adjustments) was paid from existing working capital and borrowings of $7.1 million under EXCO's credit facility. The effective date of the acquisition was October 1, 1999. These assets qualify as eligible replacement properties under EXCO's tax-deferred exchange agreement. This use of tax-deferred exchange proceeds is in compliance with the like-kind exchange provisions of

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


Section 1031 of the Internal Revenue Code. The price was determined through arms-length negotiation between the parties.

         Pecos County Properties Acquisition

         On March 24, 2000, under terms of a purchase and sale agreement dated February 22, 2000, Humphrey-Hill, L.P., a Texas limited partnership (the Partnership), completed the acquisition from the Nebraska Public Gas Agency (Seller) of certain oil and natural gas properties located in Pecos County, Texas (the Pecos County Properties). The Partnership is owned 50% by Taurus Acquisition, Inc. as a limited partner (Taurus is a wholly-owned subsidiary of EXCO), 49% by certain private investors as limited partners and 1% by EXCO as general partner. The Pecos County Properties include 8 gross (4.25 net) producing wells. EXCO is the named operator and assumed operations of 5 of the wells acquired in the transaction. As of January 1, 2000, the Pecos County Properties were estimated to contain 25.1 billion cubic feet of natural gas.

         The purchase price, before closing adjustments, was approximately $10.2 million cash (approximately $10.1 million after contractual adjustments). The purchase price was paid with $6.6 million drawn under a new credit facility established by the Partnership and $3.5 million of Partnership equity capital. The effective date of the acquisition was January 1, 2000. The purchase price was determined based upon arms-length negotiations between Seller and the Partnership taking into account reserve estimates and other items customarily considered in acquisitions of this type.

         Limited Partnership Agreement. EXCO, Taurus and the other investors (the Humphrey-Hill Partners) have entered into an Amended and Restated
Agreement of Limited Partnership (the Partnership Agreement). The partners share ratably in the profits and losses of the Partnership, subject to special allocations in certain events. The Partnership's principal business purpose is initially the management and development of the Pecos County Properties. The partners have established an area of mutual interest in respect of the Pecos County Properties which governs any additional acquisitions of properties by any partner within the area.

         Effective April 14, 2000, the Humphrey-Hill Partners entered into a Transfer and Assignment Agreement which transferred Taurus' 50% partnership interest to EXCO (Delaware), Inc., a Delaware corporation. EXCO (Delaware) is a wholly owned subsidiary of EXCO. Also effective April 14, 2000, the partnership name was changed to Pecos-Gomez, L.P. under an Amended and Restated Certificate of Limited Partnership. Subsequently, the Partnership Agreement was amended to reflect the transfer of the Taurus partnership interest and name change.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


         The Partnership is managed by EXCO as general partner. Certain Partnership actions require consent of partners holding 70% of the partnership interests including: merger, sale of all of the Partnership's assets, liquidation, conversion of the legal form of the entity to another form or amending the Partnership Agreement to change any minority partnership interest protection.

         EXCO and Taurus initially capitalized the Partnership with $3.5 million of equity capital, all of which was applied to fund the purchase of the Pecos County Properties. Upon execution of the Partnership Agreement, the partners agreed that the value of the Partnership's Purchase Agreement was approximately $3.4 million. This value was allocated entirely to the capital accounts of the three private investors who initially formed the Partnership and arranged the Purchase Agreement with the Seller. Accordingly, the Partnership's full cost pool has been increased by $3.4 million. This value will be amortized over the economic reserve life of the Pecos County Properties. The Partnership also arranged a credit facility (discussed in greater detail below) through Bank of America, N.A. to fund a portion of the Pecos County Properties acquisition and to fund additional development drilling of the properties.

         The Partnership Agreement permits the general partner to call for additional capital contributions from the partners to fund the capital needs of the Partnership. Furthermore, the general partner or well operator may propose a Subsequent Operation (as that term is defined in the Partnership Agreement) on the Pecos County Properties. A "Subsequent Operation" would encompass significant drilling activities such as a new well, recompletion of an existing well or workover project. In the event a partner fails to fund the project, the contributing Humphrey-Hill Partners may elect to proceed with the Subsequent Operation in the Partnership's name, but the project will be funded solely by the contributing partners. In that event, all expenses, losses, gain or income from the project shall be specially allocated solely to the contributing partners until the contributing partners have recouped a sum equal to 300% of the additional capital contribution that would have been funded by the non-contributing partner had it participated in the project. Thereafter, all losses, expenses, gain or income shall be allocated to the partners pro rata according to their equity interest in the Partnership.

         The Partnership Agreement includes other customary terms including terms governing transfers of partnership interests (including a buy/sell right), voting, meetings and tax matters.

         Partnership Credit Facility

         On March 24, 2000, the Partnership entered into a credit facility with Bank of America, N.A. as administrative agent and lender. The credit facility provides for borrowings up to $25 million, subject to borrowing base limitations.

         All borrowings under the credit facility are secured by a first lien mortgage providing a security interest in substantially all assets owned by the Partnership including all mineral

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


interests. In addition, EXCO has guaranteed the Partnership's obligations under the credit facility. EXCO has pledged its Partnership interest to secure the credit facility.

         The credit facility provides that if the aggregate outstanding indebtedness of the Partnership is less than 75% of the borrowing base, then advances will bear interest at 1.5% over LIBOR. If the borrowing base usage equals or exceeds 75%, then advances will bear interest at 1.75% over LIBOR.

         Commencing on August 15, 2000, and continuing quarterly thereafter until maturity, the Partnership shall make mandatory prepayments on the credit facility in an amount equal to 75% of the Partnership's Net Revenues (as defined in the credit facility) for the immediately preceding calendar quarter if NYMEX gas prices for the immediately preceding calendar quarter averaged $3.00 per mmbtu or less, otherwise, the dedication rate is 60%. Each such payment shall be applied first to accrued but unpaid interest and then to principal. However, if a borrowing base deficiency were to exist after giving effect to a redetermination, then the Partnership would have to do one of the following:

         (1)      make a lump sum payment equal to the deficiency;

         (2) make six consecutive mandatory prepayments of principal on the revolving loan each of which shall be in the amount of one sixth (1/6th) of the amount of the borrowing base deficiency; or

         (3) provide additional collateral acceptable to the banks in their sole discretion sufficient to increase the borrowing base and eliminate the deficiency.

         The credit facility matures on March 24, 2003. The next borrowing base redetermination is scheduled for September 1, 2000, and on or about each March 1 and September 1, thereafter.

         Under the terms of the credit facility, the Partnership must maintain a current ratio of not less than 1.0 to 1.0 at any time. Furthermore, the Partnership must not incur or pay general and administrative expenses in an aggregate amount exceeding $75,000 during the period from March 24, 2000 through December 31, 2000, or $100,000 during any fiscal year thereafter. Additionally, the credit facility contains a number of other covenants affecting the liquidity and capital resources of the Partnership, including restrictions on the ability to incur indebtedness at any time in an amount exceeding $25,000 or to pledge assets outside of the credit facility, and restrictions on the payment of dividends on the equity partnership interests of the Partnership.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


         Pro Forma Results of Operations

         The following table reflects the pro forma results of operations as though the acquisition of Rio Grande, Inc., the disposition of the Jackson Parish Properties, the addition of the Seward/Meade County Properties, and the acquisitions of the Natchitoches Parish Properties, the Val Verde County Properties, and EXCO's share of the Pecos County Properties, and the related borrowings had been consummated on January 1, 1999.


                                                               PRO FORMA
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ------------------
                                                             1999      2000
                                                           -------    -------
                                                              In thousands,
                                                            except per share
                                                                  data)
                                                               (Unaudited)
Revenues..................................................  $3,387    $4,826
Net income ...............................................  $  241    $1,239
Net income per share......................................  $  .03    $  .18


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Before you invest in our common stock, you should be aware that there are various risks associated with an investment. Some of the information in this quarterly report may contain forward-looking statements. We use words such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue" or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they: (1) discuss future expectations; (2) contain projections of results of operations or of our financial conditions; or (3) state other "forward-looking" information. We believe that it is important to communicate our future expectations to out investors. However, there may be events in the future that we are unable to accurately predict or over which we have no control. When considering our forward- looking statements, you should keep in mind the cautionary statements in this quarterly report and the risk factors contained in our other public filings.

         The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and related notes included in this quarterly report.

OUR RESULTS OF OPERATIONS

         Comparison of Three Months Ended March 31, 1999 and 2000

         Revenues. Our revenues (excluding the gain on the disposition of the Jackson Parish Properties) for the three month period ended March 31, 2000, increased $3.4 million or 349%, to $4.4 million versus $984,000 for the corresponding period of 1999. The increase in revenues was primarily due to the Rio Grande, Inc., the Natchitoches Parish Properties, the Val Verde County Properties, and the Pecos County Properties acquisitions.

         We sold 94,200 Bbls of oil during the three months ended March 31, 2000, versus 38,000 Bbls in the corresponding three months of 1999, a 148% increase. We sold 706,200 Mcf of natural gas during the current three months versus 151,300 Mcf in the first quarter of 1999, a 367% increase. The increase in volumes was primarily due to the Rio Grande, Inc., the Natchitoches Parish Properties, the Val Verde County Properties, and the Pecos County Properties acquisitions.

         The average oil price received (excluding the effect of our oil hedge) during the three months ended March 31, 2000, was $27.38 versus $11.64 for the three months ended March 31, 1999, a $15.74 per barrel or 135% increase. The average natural gas price received during the current three months was $2.39 versus $1.49 for the corresponding three months of the prior year, a $.90 per Mcf or 60% increase.

         In March 2000, we recorded an additional pre-tax gain of approximately $535,000 from the sale of the Jackson Parish Properties.

         Costs and Expenses. Costs and expenses for the three month period ended March 31, 2000, increased by $1.6 million, or 139%, to $2.7 million as compared to $1.1 million for the corresponding period of 1999. The increase was primarily due to the Rio Grande, Inc., the Natchitoches Parish Properties, the Val Verde County Properties, and the Pecos County Properties acquisitions.

         Net Income. We had net income for the three months ended March 31, 2000, of approximately $1.5 million compared to a net loss of $153,000 for the corresponding three months of 1999, representing $.21 and ($.02) per basic and diluted share, respectively.

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

         We have planned development and exploitation activities for our major operating areas. We have budgeted approximately $1.0 million for our development and exploitation activities in the year 2000, of which $1.0 million is discretionary. In addition, we are continuing to evaluate oil and natural gas properties for future acquisition. Historically, we have used the proceeds from the issuance of equity securities and borrowings under our credit facilities to raise cash to fund acquisitions. However, we cannot assure you that funds will be available to us in the future to meet our budgeted capital spending. Furthermore, our ability to borrow other than under our credit facilities is subject to restrictions imposed by our credit facilities. If we cannot secure additional funds for our planned development and exploitation activities, then we will be required to delay or reduce substantially both of these activities.

         Credit Facility - EXCO Resources, Inc.

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

         The credit facility consists of a regular revolver which on December 31, 1999, had a borrowing base of approximately $5.5 million. On February 17, 2000 our borrowing base was increased to $7.5 million. On February 29, 2000, our borrowing base was increased to $13.0 million. On May 15, 2000, we had $7.1 million drawn and $3.8 million available for borrowing under our credit facility. An additional $1.8 million of the borrowing base will become available upon resolving outstanding title description issues. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the credit facility are secured by tangible and intangible assets representing at least 90% of the assessed present value of our oil and natural gas properties.

         The credit facility provides that if our aggregate outstanding indebtedness is less than $5 million, advances will bear interest at 1.5% over the appropriate LIBOR rate. If our aggregate outstanding indebtedness is greater than $5 million, then our advances will bear interest at 1.0% over LIBOR if the borrowing base usage is less than 50%, 1.25% over LIBOR if the borrowing base usage is between 50-70%, 1.5% over LIBOR if the borrowing base usage is between 70-90%, and 1.75% over LIBOR if the borrowing base usage exceeds 90%. At May 12, 2000, the 6 month LIBOR rate was 6.94%, which would result in an interest rate of approximately 8.19% on any new indebtedness we may incur. At May 15, 2000, the interest rate on our outstanding indebtedness is approximately 7.4%, and is fixed at this rate through July 10, 2000. The credit facility also permits us to repay and reborrow amounts under the credit facility without any penalty, thereby allowing us the flexibility to utilize any available cash to reduce our outstanding indebtedness and thus, our costs of borrowed funds.

         Under the terms of the credit facility, we must not permit our current ratio of consolidated current assets to our consolidated current liabilities to be less than 1.0 to 1.0 at any time. In addition, we must maintain a tangible net worth of at least $500,000 plus (i) subsequent to December 31, 1998, 50% of our consolidated cumulative net income and (ii) an amount equal to 75% of the net proceeds we receive from the issuance of any equity securities after December 31, 1998. At March 31, 2000 we were required to maintain a tangible net worth of at least $3.6 million. On December 31, 1999, and March 31, 2000, we were in compliance with both the consolidated tangible net worth covenant and the current ratio covenant.

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

           The credit facility matures on February 11, 2002. Our next borrowing base redetermination is scheduled for no later than October 1, 2000, and semi-annually thereafter. We may seek additional borrowing capacity at that time for our development drilling program. However, we cannot assure you that our current development program will result in increased collateral values or that these values will enable us to borrow the funds we need to continue the program.

         The credit facility contains a number of covenants affecting our liquidity and capital resources, including restrictions on our ability to incur indebtedness at any time in an amount exceeding $100,000 or to pledge assets outside of the credit facility.

         Credit Facility - Pecos-Gomez, L.P.

         On March 24, 2000, Pecos-Gomez, L.P. entered into a credit facility with Bank of America, N.A. as administrative agent and lender. The credit facility provides for borrowings up to $25 million, subject to borrowing base limitations. The bank has sole discretion to determine the borrowing base based on its valuation of the Partnership's reserves valued semi-annually.

         The credit facility consists of a regular revolver, which on March 31, 2000, had a borrowing base of $7.0 million. At March 31, 2000, the Partnership had approximately $249,000 available for borrowing under the credit facility. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the credit facility are secured by a first lien mortgage providing a security interest in substantially all assets owned by the Partnership including all mineral interests. In addition, EXCO has guaranteed the Partnership's obligations under the credit facility. EXCO has pledged its Partnership interest to secure the credit facility.

         The credit facility provides that if the aggregate outstanding indebtedness of the Partnership is less than 75% of the borrowing base, then advances will bear interest at 1.5% over LIBOR. If the borrowing base usage equals or exceeds 75%, then advances will bear interest at 1.75% over LIBOR.

         Commencing on August 15, 2000, and continuing quarterly thereafter until maturity, the Partnership shall make mandatory prepayments on the credit facility in an amount equal to 75% of the Partnership's Net Revenues (as defined in the credit facility) for the immediately preceding calendar quarter if NYMEX gas prices for the immediately preceding calendar quarter averaged $3.00 per mmbtu or less, otherwise, the dedication rate is 60%. Each such payment shall be applied first to accrued but unpaid interest and then to principal. However, if a borrowing base deficiency were to exist after giving effect to a redetermination, then the Partnership would have to do one of the following:

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

         The credit facility matures on March 24, 2003. The next borrowing base redetermination is scheduled for September 1, 2000, and on or about each March 1 and September 1, thereafter. The Partnership may seek additional borrowing capacity at that time for its development drilling program. However, there can be no assurance that the current development program of the Partnership will result in increased collateral values or that these values will enable the Partnership to borrow the funds the Partnership needs to continue the program.

         Under the terms of the credit facility, the Partnership must not permit its consolidated current assets to its consolidated current liabilities to be less than 1.0 to 1.0 at any time. Furthermore, the Partnership must not incur or pay general and administrative expenses in an aggregate amount exceeding $75,000 during the period from March 24, 2000 through December 31, 2000, or $100,000 during any fiscal year thereafter. Additionally, the credit facility contains a number of other covenants affecting the liquidity and capital resources of the Partnership, including restrictions on the ability to incur indebtedness at any time in an amount exceeding $25,000 or to pledge assets outside of the credit facility, and restrictions on the payment of dividends on the equity partnership interests of the Partnership.

OUR YEAR 2000 COMPLIANCE

         As of the date of this report, we have not experienced any significant disruptions to financial or operating activities as a result of the Year 2000 issues. We experienced no internal system disruptions and we are not aware of any failures affecting third parties that conduct operations affecting our business. We will continue to monitor the situation for any internal or third party disruptions, but we do not expect any disruptions. As of March 31, 2000, we have incurred approximately $7,600 in consulting costs for Year 2000 project planning. All software packages requiring an upgrade which had been identified were upgraded.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Some of the information below contains forward-looking statements. The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates earned on cash equivalent investments. The disclosure is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonably possible losses. This forward-looking information provides an indicator of how we view and manage our ongoing market risk exposures. Our market risk sensitive instrument was entered into for hedging purposes, not for trading purposes.

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

         On September 21, 1999, we entered into an oil commodity swap, accounted for as a derivative commodity instrument, with a counterparty to sell notional volumes of 7,000 Bbls per month at a fixed price of $21.00 per Bbl based on NYMEX pricing. The transaction was effective October 1, 1999, and terminates September 30, 2000. Realized gains or losses from the settlement of the swap are recorded separately in the financial statements as an increase or decrease in total revenues. For a given month when the settlement price exceeds $21.00, then a reduction in total revenues is recorded for the difference between the settlement price and $21.00 multiplied times the notional volume of 7,000 Bbls. Conversely, if the settlement price is less than $21.00, then an increase in total revenues is recorded for the difference between the settlement price and $21.00 multiplied times the notional volume of 7,000 Bbls. For example, for a given month, if the settlement price is $22.00, then total revenues will decrease by $7,000. Conversely, if the settlement price for a given month is $20.00, total revenues will increase by $7,000. The fair value at March 31, 2000 of the commodity swap was a liability of approximately $204,000 and has been estimated from a quote provided by the counterparty. This liability represents the estimated amount that we would expect to pay to terminate the agreement on March 31, 2000.

         We report average oil prices per Bbl including the effects of oil quality, gathering and transportation costs but excluding the net effect of the oil hedge. The following table sets forth our oil prices, both realized before hedge results and realized including hedge results; and the net effects of settlements of oil price hedges on revenue:

                                                                     QUARTER ENDED
                                                                       MARCH 31,
                                                                     -------------
                                                                         2000
                                                                     -------------
Average price per Bbl - realized before hedge results..............  $       27.38
Average price per Bbl - realized including hedge results...........  $       25.19
Reduction in revenue...............................................  $     162,000


     Interest Rate Risk

     We currently invest a portion of our idle cash in commercial paper which typically mature in 30 to 60 days. Our exposure to changes in the interest rates on these investments is considered to be nominal. As of March 31, 2000, we had $7.5 million face value invested in commercial paper.

                           PART II - OTHER INFORMATION

ITEM 5.           OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our Annual Meeting of Shareholders on April 26, 2000, at which the shareholders considered the following:

         (1) the election of eight directors to hold office until the next Annual Meeting of Shareholders or until their successors have been duly qualified and elected.

         Douglas H. Miller was elected as a director and received 4,693,092 votes for his election, with 6,644 votes withheld. T. W. Eubank was elected as a director and received 4,693,092 votes for his election, with 6,644 votes withheld. J. Douglas Ramsey was elected as a director and received 4,692,092 votes for his election, with 7,644 votes withheld. Jeffrey D. Benjamin was elected as a director and received 4,698,092 votes for his election, with 1,644 votes withheld. Earl E. Ellis was elected as a director and received 4,699,092 votes for his election, with 644 votes withheld. J. Michael Muckleroy was elected as a director and received 4,639,092 votes for his election, with 60,644 votes withheld. Boone Pickens was elected as a director and received 4,692,645 votes for his election, with 7,091 votes withheld. Stephen F. Smith was elected as a director and received 4,699,092 votes for his election, with 644 votes withheld.

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

        10.19 Registration Rights Agreement between EXCO Resources, Inc. and Venus Exploration, Inc., dated June 30, 1999, filed as an Exhibit to EXCO's Form 8- K filed July 15, 1999 and incorporated by reference herein.

        10.20 Agreement Among Members between EXCO Resources, Inc. and Venus Exploration, Inc., dated June 30, 1999, filed as an Exhibit to EXCO's Form 8- K filed July 15, 1999 and incorporated by reference herein.

        10.21 Second Amendment to Credit Agreement among EXCO Resources, Inc., as borrower, Bank of America, N.A. (successor by merger to NationsBank, N.A., successor by merger to NationsBank of Texas, N.A.), as agent, and Bank of America , N.A. (successor by merger to NationsBank, N.A., successor by merger to NationsBank of Texas, N.A.), as the sole bank, dated February 11, 2000 and incorporated by reference herein.

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

        10.26 Purchase and Sale Agreement between Nebraska Public Gas Authority as seller, and Humphrey-Hill, L.P., as buyer, dated February 22, 2000 (filed herewith).

        10.27 Credit Agreement among Humphrey-Hill, L.P., as borrower, Bank of America, N.A., as administrative agent, and financial institutions listed on Schedule I, dated March 24, 2000 (filed herewith).

        10.28 Amended and Restated Agreement of Limited Partnership of Humphrey-Hill, L.P., dated March 24, 2000 (filed herewith).

        10.29 Amendment to Amended and Restated Agreement of Limited Partnership of Humphrey-Hill, L.P., dated April 14, 2000 (filed herewith).

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

             (b)  Reports on Form 8-K:

                  Current Report on Form 8-K dated February 25, 2000 filed March 6, 2000 pursuant to Item 2 reporting the acquisition of the Val Verde County Properties.

                  Current Report on Form 8-K dated March 24, 2000 filed April 10, 2000 pursuant to Item 2 reporting the acquisition of the Pecos County Properties and containing Financial Statements to be filed by amendment no later than June 7, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                   EXCO RESOURCES, INC.
                                   (Registrant)


Date: May 15, 2000                 By: /s/ J. DOUGLAS RAMSEY
                                      ------------------------------------------
                                      J. Douglas Ramsey
                                      Vice President and Chief Financial Officer

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

        10.19      Registration Rights Agreement between EXCO Resources, Inc. and
                   Venus Exploration, Inc., dated June 30, 1999, filed as an
                   Exhibit to EXCO's Form 8- K filed July 15, 1999 and incorporated by reference herein.

        10.20      Agreement Among Members between EXCO Resources, Inc. and Venus
                   Exploration, Inc., dated June 30, 1999, filed as an Exhibit to
                   EXCO's Form 8- K filed July 15, 1999 and incorporated by reference herein.

        10.21      Second Amendment to Credit Agreement among EXCO Resources,
                   Inc., as borrower, Bank of America, N.A. (successor by merger to NationsBank, N.A., successor by merger to NationsBank of Texas, N.A.), as agent, and Bank of America , N.A. (successor by merger to NationsBank, N.A., successor by merger to NationsBank of Texas, N.A.), as the sole bank, dated February
                   11, 2000 and incorporated by reference herein.

        10.22      Purchase, Sale and Exchange Agreement between EXCO Resources,
                   Inc., as seller, and Anadarko Petroleum Corporation, as buyer, dated December 17, 1999, filed as an Exhibit to EXCO's Form
                   8-K filed January 18, 2000 and incorporated by reference herein.

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

        10.26       Purchase and Sale Agreement between Nebraska Public Gas
                    Authority as seller, and Humphrey-Hill, L.P., as buyer, dated
                    February 22, 2000 (filed herewith).

        10.27 Credit Agreement among Humphrey-Hill, L.P., as borrower, Bank of America, N.A., as administrative agent, and financial institutions listed on Schedule I, dated March 24, 2000 (filed herewith).

        10.28       Amended and Restated Agreement of Limited Partnership of
                    Humphrey-Hill, L.P., dated March 24, 2000 (filed herewith).

        10.29       Amendment to Amended and Restated Agreement of Limited
                    Partnership of Humphrey-Hill, L.P., dated April 14, 2000
                    (filed herewith).

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