Form 10-Q
period 2000-06-30
EXCO RESOURCES INC
filed 2000-08-08
CIK 316300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                 Class: Common Stock, par value $0.02 per share
                Outstanding at August 4, 2000: 6,837,250 shares
                       (excludes 10,446 treasury shares)

                              EXCO RESOURCES, INC.

                                      INDEX


                                                                      Page
                                                                     Number
                                                                     ------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)..............................2

            Condensed Consolidated Balance Sheets
            December 31, 1999 and June 30, 2000...........................2

            Condensed Consolidated Statements of Operations
            Three and Six Months Ended June 30, 1999 and 2000.............3

            Condensed Consolidated Statements of Cash Flows
            Six Months Ended June 30, 1999 and 2000.......................4

            Notes to Condensed Consolidated Financial Statements..........5

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations................18

Item 3.     Quantitative and Qualitative Disclosure About Market Risk....23


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.............................26

Signatures...............................................................31

Index to Exhibits........................................................32

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                              EXCO RESOURCES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                (Unaudited, in thousands, except per share data)

                                                                         DECEMBER 31,    JUNE 30,
                                                                         ------------    --------
                                                                             1999          2000
                                                                           --------      --------

ASSETS
Current assets:
   Cash and cash equivalents .........................................     $  9,972      $ 15,961
   Accounts receivables:
           Oil and natural gas sales .................................          824         3,831
           Joint interest ............................................        1,914           448
           Interest and other ........................................       18,818           118
   Other .............................................................           71           259
                                                                           --------      --------
             Total current assets ....................................       31,599        20,617

Oil and natural gas properties (full cost accounting method):
   Proved developed and undeveloped oil and natural gas properties ...       24,177        45,144
   Allowance for depreciation, depletion and amortization ............       (5,503)       (7,288)
                                                                           --------      --------
   Oil and natural gas properties, net ...............................       18,674        37,856
Office and field equipment, net ......................................          264           271
Deferred financing costs .............................................            8           140
Investment in EXUS Energy, LLC .......................................          257            --
Deferred tax asset ...................................................           --           130
Other assets .........................................................          130           157
                                                                           --------      --------
             Total assets ............................................     $ 50,932      $ 59,171
                                                                           ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................................     $  3,870      $  1,237
   Revenues and royalties payable ....................................        1,136         1,404
   Accrued interest payable ..........................................           10           180
   Current maturities of long-term debt ..............................        5,001            --
                                                                           --------      --------
             Total current liabilities ...............................       10,017         2,821

Long-term debt, less current maturities ..............................           --        10,834
Deferred income taxes ................................................           --         1,426
Other long-term liabilities ..........................................          227           227
Minority interest in limited partnership .............................         (192)           --

Stockholders' equity:
   Preferred stock, $.01 par value:
           Authorized shares - 10,000,000
           Outstanding shares - None .................................           --            --
   Common stock, $.02 par value:
           Authorized shares - 25,000,000
           Issued and outstanding shares - 6,805,196 and 6,842,696
           at December 31, 1999 and June 30, 2000, respectively ......          136           137
   Additional paid-in capital ........................................       46,941        47,295
   Notes receivable-officers .........................................       (1,552)       (1,605)
   Deficit eliminated in quasi-reorganization ........................       (8,799)       (8,799)
   Retained earnings since December 31, 1997 .........................        4,154         6,924
   Treasury stock, at cost: 0 and 10,446 shares at
      December 31, 1999 and June 30, 2000, respectively ..............           --           (89)
                                                                           --------      --------
             Total stockholders' equity ..............................       40,880        43,863
                                                                           --------      --------
             Total liabilities and stockholders' equity ..............     $ 50,932      $ 59,171
                                                                           ========      ========


See accompanying notes.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)


                                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   JUNE 30,                JUNE 30,
                                                            --------------------     --------------------
                                                              1999         2000        1999         2000
                                                            -------      -------     -------      -------
REVENUES:
   Oil and natural gas ................................     $ 1,381      $ 5,204     $ 2,050      $ 9,229
   Other income .......................................         317          354         632          747
   Equity in the earnings of EXUS Energy, LLC .........         126           --         126           --
   Gain on disposition of property ....................          --           --          --          535
                                                            -------      -------     -------      -------
          Total revenues ..............................       1,824        5,558       2,808       10,511

COSTS AND EXPENSES:
   Oil and natural gas production .....................         611        1,827         979        3,211
   Depreciation, depletion and amortization ...........         445        1,024         739        1,871
   General and administrative .........................         448          532         922          949
   Interest ...........................................           0          213           1          284
                                                            -------      -------     -------      -------
          Total costs and expenses ....................       1,504        3,596       2,641        6,315
                                                            -------      -------     -------      -------

Income before income taxes and minority interest ......         320        1,962         167        4,196
Minority interest in limited partnership ..............          (5)          --          (5)          --
                                                            -------      -------     -------      -------
Income before income taxes ............................         325        1,962         172        4,196
Deferred income tax provision .........................          --          667          --        1,426
                                                            -------      -------     -------      -------
Net income ............................................     $   325      $ 1,295     $   172      $ 2,770
                                                            =======      =======     =======      =======
Basic and diluted earnings per share ..................     $   .05      $   .19     $   .03      $   .40
                                                            =======      =======     =======      =======
Weighted average number of common and
     common equivalent shares outstanding:
       Basic ..........................................       6,688        6,822       6,688        6,819
                                                            =======      =======     =======      =======
       Diluted ........................................       6,719        6,880       6,718        6,863
                                                            =======      =======     =======      =======


See accompanying notes.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                      ----------------------
                                                                        1999          2000
                                                                      --------      --------
OPERATING ACTIVITIES:
Net income ......................................................     $    172      $  2,770
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation, depletion and amortization .................          739         1,871
       Deferred income taxes ....................................           --         1,426
       Gain on disposition of properties ........................           --          (535)
       Effect of changes in:
           Accounts receivable ..................................         (810)       17,159
           Other current assets .................................          104          (188)
           Accounts payable and other current liabilities .......          384        (2,195)
                                                                      --------      --------
    Net cash provided by operating activities ...................          589        20,308

INVESTING ACTIVITIES:
Additions to property and equipment .............................         (748)      (20,288)
Proceeds from disposition of property and equipment .............        1,340           570
Investment in Rio Grande, Inc. promissory note ..................        7,451            --
Acquisition of Rio Grande, Inc. .................................       (7,017)           --
Investment in EXUS Energy, LLC ..................................       (7,340)          257
Purchase of Venus Exploration, Inc. promissory note .............       (7,000)           --
Other investing activities ......................................          (13)         (340)
                                                                      --------      --------
    Net cash used in investing activities .......................      (13,327)      (19,801)

FINANCING ACTIVITIES:
Proceeds from long-term debt ....................................           --        10,834
Payments on long-term debt ......................................          (10)       (5,280)
Proceeds from exercise of stock options .........................           --           225
Interest income on notes receivable - officers ..................          (46)          (53)
Purchase of treasury stock (cost method) ........................           --           (89)
Deferred financing costs ........................................           (4)         (155)
                                                                      --------      --------
    Net cash provided by (used in) financing activities .........          (60)        5,482
                                                                      --------      --------
Net increase (decrease) in cash .................................      (12,798)        5,989
Cash at beginning of period .....................................       21,493         9,972
                                                                      --------      --------
Cash at end of period ...........................................     $  8,695      $ 15,961
                                                                      ========      ========

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid ...................................................     $      1      $    114
                                                                      ========      ========
Income taxes paid ...............................................     $     --      $     --
                                                                      ========      ========


See accompanying notes.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of EXCO Resources, Inc. as of December 31, 1999 and June 30, 2000, the results of operations for the three and six month periods ended June 30, 1999 and 2000, and the cash flows for the six month periods ended June 30, 1999 and 2000.

         We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. You should read these financial statements in conjunction with our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 1999. The accompanying condensed consolidated financial statements include the financial statements of EXCO Resources, Inc., EXCO (Delaware), Inc., Rio Grande Gulfmex, Ltd., EXUS Energy, LLC, and Pecos-Gomez, L.P. The financial statements of Pecos-Gomez, L.P. have been consolidated proportionally based on EXCO's 55.1% aggregate ownership interest in the partnership. As discussed in Note 13. Quarterly Financial Results to our consolidated financial statements included in our Annual Report filed on Form 10-K for the year ended December 31, 1999, the condensed consolidated balance sheets as of June 30, 1999 and September 30, 1999, the condensed consolidated statements of operations for the three and six month periods ended June 30, 1999, and the three and nine month periods ended September 30, 1999, and the condensed consolidated statements of cash flows for the six month period ended June 30, 1999 and the nine month period ended September 30, 1999, have been restated to reflect a change from the proportional consolidation method to the equity method of accounting for our investment in EXUS Energy, LLC. Any comparisons made in this Form 10-Q to the three and six month periods ended June 30, 1999, use these restated results.

         The results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results we expect for the full year.

         Effective January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains from marketable securities and futures contracts, foreign currency translation adjustments and minimum pension liability adjustments. For the three and six month periods ended June 30, 1999 and 2000, our net income and comprehensive income were the same.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results from the hedged item on the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


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

         There are no scheduled principal payments due on the credit facility until maturity. However, the borrowing base will be redetermined on or around April 1st and October 1st of each year. A borrowing base deficiency is created in the event that the outstanding loan balances exceed the borrowing base, as determined by the lenders in their sole discretion. Upon such event the borrowing base deficiency must be repaid by:

         o mandatory reductions of the deficiency over a period of not more than 6 months;

         o        making a lump sum payment equal to the deficiency; or

         o providing additional collateral acceptable to lenders in their sole discretion sufficient to increase the borrowing base and eliminate the deficiency.

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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


         On September 21, 1999, we entered into an oil commodity swap with a counterparty to sell notional volumes of 7,000 barrels (Bbls) per month at a fixed price of $21.00 per Bbl based on NYMEX pricing. The transaction was effective October 1, 1999, and terminates September 30, 2000. On March 13, 2000, we entered into an oil commodity swap with a counterparty to sell notional volumes of 10,000 Bbls per month at prices ranging from $24.90 to $29.23 per Bbl based on NYMEX pricing. The transaction was effective April 1, 2000, and terminates September 30, 2000. On March 13, 2000, we entered into a natural gas commodity swap with a counterparty to sell notional volumes of 60,000 million British thermal units (Mmbtus) per month at prices ranging from $2.70 to $2.75 per Mmbtu based on NYMEX pricing. The transaction was effective April 1, 2000, and terminates September 30, 2000. The fair value at June 30, 2000, of all of our commodity swaps was a liability of approximately $578,000 and has been estimated from a quote provided by the counterparty. This liability represents the estimated amount that we would expect to pay to terminate the agreements on June 30, 2000.

         The following table sets forth our oil and natural gas prices, both realized before hedge results, and realized including hedge results; and the net effects of settlements of oil and natural gas price hedges on revenue:


                                                                     THREE MONTHS      SIX MONTHS
                                                                         ENDED           ENDED
                                                                        JUNE 30,        JUNE 30,
                                                                     ------------     -----------
                                                                          2000            2000
                                                                      -----------     -----------
Average price per Bbl - realized before hedge results ...........     $     27.41     $     27.39
Average price per Bbl - realized including hedge results ........     $     24.87     $     25.04
Average price per Mcf - realized before hedge results ...........     $      3.12     $      2.82
Average price per Mcf - realized including hedge results ........     $      3.05     $      2.77
Total reduction in revenue ......................................     $   249,000     $   412,000

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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


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

         The Jackson Parish Properties which were sold included 17 gross (7.125 net to EXCO's interest) producing wells. EXCO was the named operator of the Jackson Parish Properties. The

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


Jackson Parish Properties sold included approximately 6,410 gross (2,830 net to EXCO's interest) developed acres and approximately 1,530 gross (570 net to EXCO's interest) undeveloped acres. As of October 1, 1999, the Jackson Parish Properties were estimated to contain net total proved reserves to EXCO's interest of 1,340 Bbls of oil and natural gas liquids, and 32.7 billion cubic feet (Bcf) of natural gas. Net production to EXCO's interest as of November 1999, was running approximately 85.7 million cubic feet (Mmcf) per month of natural gas, and no barrels of oil or condensate. Anadarko took over operations on January 1, 2000.

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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


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

         Of the $7.8 million purchase price, a $5.0 million non-refundable cash deposit was paid by EXCO to Western on December 22, 1999, and a current liability in the form of a note payable to Western in the approximate amount of $2.2 million (reflecting contractual adjustments) was booked by EXCO on December 31, 1999. This note was subsequently paid off on January 7, 2000. The payment of the note payable was delayed due to the anticipation of the potential for a Y2K disruption to the banking system. Of the $7.2 million net purchase price, approximately $1.4 million has been allocated to the plants. The plants are not subject to the like-kind exchange treatment as the cash used for this portion of the purchase was paid directly from EXCO. After deducting the value allocated and paid on the plants, approximately $5.8 million was allocated to the leasehold interests, mineral interests, and equipment. This amount was paid with tax-deferred exchange proceeds held by Texas Escrow. This use of tax-deferred exchange proceeds is in compliance with the like-kind exchange provisions of
Section 1031 of the Internal Revenue Code described in EXCO's Form 8-K filed on January 18, 2000, dated December 31, 1999. The price was determined through arms-length negotiation between the parties.

         The Natchitoches Parish Properties include 29 gross (20.0 net) producing wells out of a total of 75 gross wells. EXCO is the named operator of the Natchitoches Parish Properties and assumed operations of all 75 wells acquired in the transaction. The Natchitoches Parish Properties include approximately 14,250 gross (10,590 net) developed acres and approximately 10,390 gross (8,320 net) undeveloped acres. As of September 1, 1999, the Natchitoches Parish Properties were estimated to contain net reserves of 570,000 Bbls of oil and natural gas liquids and 4.5 Bcf of natural gas. EXCO took over operations on January 7, 2000.

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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


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

         Pecos County Properties Acquisition

         On March 24, 2000, under terms of a purchase and sale agreement dated February 22, 2000, Humphrey-Hill, L.P., a Texas limited partnership (the Partnership), completed the acquisition from the Nebraska Public Gas Agency (Seller) of certain oil and natural gas properties located in Pecos County, Texas (the Pecos County Properties). On March 24, 2000, the Partnership was owned 50% by Taurus Acquisition, Inc. as a limited partner (Taurus is a wholly-owned subsidiary of EXCO), 49% by certain private investors as limited partners and 1% by EXCO as general partner. The Pecos County Properties include 8 gross (4.25 net) producing wells. EXCO is the named operator and assumed operations of 5 of the wells acquired in the transaction. As of January 1, 2000, the Pecos County Properties were estimated to contain 25.1 Bcf of natural gas.

         The purchase price, before closing adjustments, was approximately $10.2 million cash (approximately $10.1 million after contractual adjustments). The purchase price was paid with $6.6 million drawn under a new credit facility established by the Partnership and $3.5 million of Partnership equity capital. The effective date of the acquisition was January 1, 2000. The purchase price was determined based upon arms-length negotiations between Seller and the Partnership, taking into account reserve estimates and other items customarily considered in acquisitions of this type.

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

        Effective April 14, 2000, the Humphrey-Hill Partners entered into a Transfer and Assignment Agreement which transferred Taurus' 50% partnership interest to EXCO

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


(Delaware), Inc., a Delaware corporation. EXCO (Delaware) is a wholly owned subsidiary of EXCO. Also effective April 14, 2000, the partnership name was changed to Pecos-Gomez, L.P. under an Amended and Restated Certificate of Limited Partnership. Subsequently, the Partnership Agreement was amended to reflect the transfer of the Taurus partnership interest and name change. Effective May 16, 2000, under terms of a Transfer and Assignment Agreement dated May 16, 2000, EXCO (Delaware), Inc. purchased an additional 4.13742% limited partnership interest in Pecos-Gomez, L.P., from one of the other limited partners. As a result, as of May 16, 2000, EXCO (Delaware), Inc. now owns a 54.13742% limited partnership interest, and EXCO still owns a 1% general partnership interest in Pecos-Gomez, L.P.

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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

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

         Commencing on August 15, 2000, and continuing quarterly thereafter until maturity, the Partnership shall make mandatory prepayments on the credit facility in an amount equal to 75% of the Partnership's Net Revenues (as defined in the credit facility) for the immediately preceding calendar quarter if NYMEX gas prices for the immediately preceding calendar quarter averaged $3.00 per Mmbtu or less, otherwise, the dedication rate is 60% . Each such payment shall be applied first to accrued but unpaid interest and then to principal. However, if a borrowing base deficiency were to exist after giving effect to a redetermination, then the Partnership would have to do one of the following:

          o    make a lump sum payment equal to the deficiency;

          o make six consecutive mandatory prepayments of principal on the revolving loan each of which shall be in the amount of one sixth (1/6th) of the amount of the borrowing base deficiency; or

          o provide additional collateral acceptable to the banks in their sole discretion sufficient to increase the borrowing base and eliminate the deficiency.

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

                                                               PRO FORMA
                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                    ---------------------------------
                                                         1999                2000
                                                    --------------     --------------
                                                    (Unaudited, in thousands, except
                                                             per share amounts)
Revenues .........................................  $        7,483     $       10,384

Net Income .......................................  $          973     $        2,544
Basic and diluted per share ......................  $          .14     $          .37

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

OUR RESULTS OF OPERATIONS

         Comparison of Three Months Ended June 30, 1999 and 2000

         Revenues. Our total revenues for the three month period ended June 30, 2000, increased $3.7 million, or 205%, to $5.5 million versus $1.8 million for the corresponding period of 1999. The increase in revenues was due to both volume increases as a result of the acquisitions of Rio Grande, Inc., the Natchitoches Parish Properties, the Val Verde County Properties, and the Pecos County Properties, and oil and natural gas price increases.

         We sold 70,400 Bbls of oil during the three months ended June 30, 2000, versus 62,100 Bbls in the corresponding three months of 1999, a 13% increase. We sold 980,000 Mcf of natural gas during the current three months versus 207,800 Mcf in the second quarter of 1999, a 372% increase. We sold 20,900 Bbls of natural gas liquids during the three months ended June 30, 2000 versus 0 Bbls in 1999. The increases in oil and natural gas volumes were primarily attributable to the Rio Grande, Inc., the Natchitoches Parish Properties, the Val Verde County Properties, and the Pecos County Properties acquisitions.

         The average oil price excluding hedge results received during the three months ended June 30, 2000, was $27.41 versus $15.77 for the three months ended June 30, 1999, an $11.64 per barrel or 74% increase. The average natural gas price excluding hedge results received during the current three months was $3.12 versus $1.93 for the corresponding three months of the prior year, a $1.19 per Mcf or 62% increase. The average natural gas liquids price received during the three months ended June 30, 2000, was $22.17. We did not sell any natural gas liquids during the three months ended June 30, 1999.

         Costs and Expenses. Costs and expenses for the three month period ended June 30, 2000, increased by $2.1 million, or 139%, to $3.6 million as compared to $1.5 million for the corresponding period of 1999. The increase was due primarily to the Rio Grande, Inc., the Natchitoches Parish Properties, the Val Verde County Properties, and the Pecos County Properties acquisitions.

         Net Income. We had net income for the three months ended June 30, 2000, of $1.3 million compared to a net income of $325,000 for the corresponding three months of 1999, representing $.19 and $.05 per basic and diluted share, for each respective period.

         Comparison of Six Months Ended June 30, 1999 and 2000

         Revenues. EXCO's total revenues for the six month period ended June 30, 2000, increased $7.7 million, or 274%, to $10.5 million versus $2.8 million for the corresponding period of 1999. The increase in revenues was due to both volume increases as a result of the acquisitions of Rio Grande, Inc., the Natchitoches Parish Properties, the Val Verde County Properties, and the Pecos County Properties, and oil and natural gas price increases.

         EXCO sold 144,400 Bbls of oil during the six months ended June 30, 2000, versus 100,200 Bbls in the corresponding six months of 1999, a 44% increase. EXCO sold 1,686 Mmcf of natural gas during the current six months versus 359 Mmcf in the first six months of 1999, a 370% increase. We sold 41,100 Bbls of natural gas liquids during the six months ended June 30, 2000, versus 0 Bbls in 1999. The increase in volumes was due to the Rio Grande, Inc., the Natchitoches Parish Properties, the Val Verde County Properties, and the Pecos County Properties acquisitions.

         The average oil price excluding hedge results received during the six months ended June 30, 2000, was $27.39 versus $14.20 for the six months ended June 30, 1999, a $13.19 per barrel or 93% increase. The average natural gas price excluding hedge results received during the current six months was $2.82 versus $1.75 for the corresponding six months of the prior year, a $1.07 per Mcf or 61% increase. The average natural gas liquids price received during the six months ended June 30, 2000, was $22.80 per barrel. We did not sell any natural gas liquids during the six months ended June 30, 1999.

         In March 2000, we recorded an additional pre-tax gain of approximately $535,000 from the sale of the Jackson Parish Properties.

         Cost and Expenses. Cost and expenses for the six month period ended June 30, 2000, increased by $3.7 million, or 139%, to $6.3 million as compared to $2.6 million for the corresponding period of 1999. This was primarily due to the Rio Grande, Inc., the Natchitoches Parish Properties, the Val Verde County Properties, and the Pecos County Properties acquisitions.

         Net Income. EXCO had a net income for the six months ended June 30, 2000, of $2.8 million compared to a net income of $172,000 for the corresponding six months of 1999, representing $.40 and $.03 per basic and diluted share, for each respective period.

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

         Credit Facility - EXCO Resources, Inc.

         On February 11, 1998, we entered into a credit facility with NationsBank of Texas, N.A. The credit facility provided for borrowings up to $50 million, subject to borrowing base limitations. On September 21, 1998, we entered into the first amendment to the credit facility with NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.). The first amendment provides for borrowings up to $150 million, subject to borrowing base limitations, as determined by the lenders from time to time. On February 11, 2000, we entered into the second amendment to the credit facility with Bank of America, N.A. (successor by merger to NationsBank, N.A.). The second amendment provides for a new termination date, an increase in our borrowing base, subject to certain conditions, and an increase in certain thresholds customary for a growing company. The bank has sole discretion to determine our borrowing base based on its semi-annual valuation of our reserves.

         The credit facility consists of a regular revolver which on December 31, 1999, had a borrowing base of $5.5 million. On February 17, 2000, our borrowing base was increased to $7.5 million. On February 29, 2000, our borrowing base was increased to $13.0 million. On June 30, 2000, our borrowing base was increased to $18.0 million of which $7.1 million was borrowed, $.3 million was committed to letters of credit, and $10.6 was available for borrowing. All borrowings under the credit facility are secured by tangible and intangible assets representing at least 90% of the assessed present value of our oil and natural gas properties.

         The credit facility provides that if our aggregate outstanding indebtedness is less than $5 million, advances will bear interest at 1.5% over the appropriate LIBOR rate. If our aggregate outstanding indebtedness is greater than $5 million, then our advances will bear interest at 1.0% over LIBOR if the borrowing base usage is less than 50%, 1.25% over LIBOR if the borrowing base usage is between 50-70%, 1.5% over LIBOR if the borrowing base usage is between 70-90%, and 1.75% over LIBOR if the borrowing base usage exceeds 90%. At June 30,2000, the 6 month LIBOR rate was 7.00%, which would result in an interest rate of approximately 8.00% on any new indebtedness we may incur. At June 30, 2000, the interest rate on our outstanding indebtedness was approximately 7.42%, and was fixed at this rate through July 10, 2000. The credit facility also permits us to repay and reborrow amounts under the credit facility without any penalty, thereby allowing us the flexibility to utilize any available cash to reduce our outstanding indebtedness and thus, our costs of borrowed funds.

         Under the terms of the credit facility, we must not permit our current ratio of consolidated current assets to our consolidated current liabilities to be less than 1.0 to 1.0 at any time. In addition, we must maintain a tangible net worth of at least $500,000 plus (i) subsequent to December 31, 1998, 50% of our consolidated cumulative net income and (ii) an amount equal to 75% of the net proceeds we receive from the issuance of any equity securities after December 31, 1998. At June 30, 2000, we were required to maintain a tangible net worth of at least $4.4 million. On December 31, 1999, and June 30, 2000, we were in compliance with both the consolidated tangible net worth covenant and the current ratio covenant.

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

         Credit Facility - Pecos-Gomez, L.P.

         On March 24, 2000, Pecos-Gomez, L.P. entered into a credit facility with Bank of America, N.A. as administrative agent and lender. The credit facility provides for borrowings up to $25 million, subject to borrowing base limitations. The bank has sole discretion to determine the borrowing base based on its semi-annual valuation of the Partnership's reserves.

         The credit facility consists of a regular revolver, which on June 30, 2000, had a borrowing base of $7.0 million. At June 30, 2000, the Partnership had approximately $249,000 available for borrowing under the credit facility. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the credit facility are secured by a first lien mortgage providing a security interest in substantially all assets owned by the Partnership including all mineral interests. In addition, EXCO has guaranteed the Partnership's obligations under the credit facility. EXCO has pledged its Partnership interest to secure the credit facility.

         The credit facility provides that if the aggregate outstanding indebtedness of the Partnership is less than 75% of the borrowing base, then advances will bear interest at 1.5% over LIBOR. If the borrowing base usage equals or exceeds 75%, then advances will bear interest at 1.75% over LIBOR.

         Commencing on August 15, 2000, and continuing quarterly thereafter until maturity, the Partnership shall make mandatory prepayments on the credit facility in an amount equal to 75% of the Partnership's Net Revenues (as defined in the credit facility) for the immediately preceding calendar quarter if NYMEX gas prices for the immediately preceding calendar quarter averaged $3.00 per Mmbtu or less, otherwise, the dedication rate is 60% . Each such payment shall be applied first to accrued but unpaid interest and then to principal. However, if a borrowing base deficiency were to exist after giving effect to a redetermination, then the Partnership would have to do one of the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Some of the information below contains forward-looking statements. The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates earned on cash equivalent investments. The disclosure is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonably possible losses. This forward-looking information provides an indicator of how we view and manage our ongoing market risk exposures. Our market risk sensitive instruments were entered into for hedging purposes, not for trading purposes.

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

         On September 21, 1999, we entered into an oil commodity swap with a counterparty to sell notional volumes of 7,000 Bbls per month at a fixed price of $21.00 per Bbl based on NYMEX pricing. The transaction was effective October 1, 1999, and terminates September 30, 2000. On March 31, 2000, we entered into an oil commodity swap with a counterparty to sell notional volumes of 10,000 Bbls per month at prices ranging from $24.90 to $29.23 per Bbl based on NYMEX pricing. The transaction was effective April 1, 2000, and terminates September 30, 2000. On March 13, 2000, we entered into a natural gas commodity swap with a counterparty to sell notional volumes of 60,000 Mmbtus per month at prices ranging from $2.70 to $2.75 per Mmbtu based on NYMEX pricing. The transaction was effective April 1, 2000, and terminates September 30, 2000. These commodity swap agreements are accounted for as derivative commodity instruments. Realized gains or losses from the settlement of the swaps are recorded separately in the financial statements as increases or decreases in total revenues. For example, using the oil swap entered into on September 21, 1999, for a given month when the settlement price exceeds $21.00, then a reduction in total revenues is recorded for the difference between the settlement price and $21.00 multiplied by the notional volume of 7,000 Bbls. Conversely, if the settlement price is less than $21.00, then an increase in total revenues is recorded for the difference between the settlement price and $21.00 multiplied by the notional volume of 7,000 Bbls. For example, for a given month, if the settlement price is $22.00, then total revenues will decrease by $7,000. Conversely, if the settlement price for a given month is $20.00, total revenues will increase by $7,000. The fair value at June 30, 2000, of the commodity swaps was a liability of approximately $578,000 and has been estimated from a quote provided by the counterparty. This liability represents the estimated amount that we would expect to pay to terminate the agreements on June 30, 2000.

         We report average oil and natural gas prices including the effects of quality, gathering and transportation costs but excluding the net effect of the oil and natural gas hedges. The following table sets forth our oil and natural gas prices, both realized before hedge results and realized including hedge results; and the net effects of settlements of oil price hedges on revenue:

                                                                  THREE MONTHS      SIX MONTHS
                                                                     ENDED            ENDED
                                                                    JUNE 30,         JUNE 30,
                                                                  ------------     ------------
                                                                     2000              2000
                                                                  ------------     ------------
Average price per Bbl - realized before hedge results .......     $      27.41     $      27.39
Average price per Bbl - realized including hedge results ....     $      24.87     $      25.04
Average price per Mcf - realized before hedge results .......     $       3.12     $       2.82
Average price per Mcf - realized including hedge results ....     $       3.05     $       2.77
Total reduction in revenue ..................................     $    249,000     $    412,000


         Interest Rate Risk

         We currently invest a portion of our idle cash in commercial paper which typically mature in 30 to 60 days. Our exposure to changes in the interest rates on these investments is considered to be nominal. As of June 30, 2000, we had $11.6 million face value invested in commercial paper.

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

         10.26 Purchase and Sale Agreement between Nebraska Public Gas Authority as seller, and Humphrey-Hill, L.P., as buyer, dated February 22, 2000, filed as an Exhibit to EXCO's Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference herein.

         10.27 Credit Agreement among Humphrey-Hill, L.P., as borrower, Bank of America, N.A., as administrative agent, and financial institutions listed on Schedule I, dated March 24, 2000, filed as an Exhibit to EXCO's Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference herein.

         10.28 Amended and Restated Agreement of Limited Partnership of Humphrey-Hill, L.P., dated March 24, 2000, filed as an Exhibit to EXCO's Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference herein.

         10.29 Amendment to Amended and Restated Agreement of Limited Partnership of Humphrey-Hill, L.P., dated April 14, 2000, filed as an Exhibit to EXCO's Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference herein.

         10.30 First Amendment to Credit Agreement among Pecos-Gomez, L.P., as borrower, and Bank of America, N.A., as agent and sole bank, dated June 30, 2000 (filed herewith).

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

            (b)   Reports on Form 8-K:

                  Current Report on Form 8-K/A dated February 25, 2000 filed May 17, 2000 pursuant to Item 7 incorporating by reference from EXCO's Form 10-K for the year ended December 31, 1999 Financial Statements of the Val Verde County Properties and the Pro Forma Financial Statements of EXCO, amending its Current Report on Form 8-K dated February 25, 2000 filed March 6, 2000.

                  Current Report on Form 8-K dated March 24, 2000 filed June 7, 2000 pursuant to Item 7 containing Financial Statements of the Pecos County Properties and the Pro Forma Financial Statements of EXCO, amending its Current Report on Form 8-K dated March 24, 2000 filed April 10, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                  EXCO RESOURCES, INC.
                                  (Registrant)


Date: August 8, 2000              By:  /s/ J. DOUGLAS RAMSEY
                                     -----------------------------------------
                                     J. Douglas Ramsey
                                     Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER               DESCRIPTION
------               -----------
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

10.26 Purchase and Sale Agreement between Nebraska Public Gas Authority as seller, and Humphrey-Hill, L.P., as buyer, dated February 22, 2000, filed as an Exhibit to EXCO's Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference herein.

10.27    Credit Agreement among Humphrey-Hill, L.P., as borrower, Bank of
         America, N.A., as administrative agent, and financial institutions listed on Schedule I, dated March 24, 2000, filed as an Exhibit to EXCO's Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference herein.

10.28    Amended and Restated Agreement of Limited Partnership of Humphrey-Hill,
         L.P., dated March 24, 2000, filed as an Exhibit to EXCO's Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference herein.

10.29    Amendment to Amended and Restated Agreement of Limited Partnership of
         Humphrey-Hill, L.P., dated April 14, 2000, filed as an Exhibit to
         EXCO's Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference herein.

10.30 First Amendment to Credit Agreement among Pecos-Gomez, L.P., as borrower, and Bank of America, N.A., as agent and sole bank, dated June
         30, 2000 (filed herewith).

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