Form 10-Q
period 2000-09-30
EXCO RESOURCES INC
filed 2000-11-14
CIK 316300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                 Class: Common Stock, par value $0.02 per share
                Outstanding at November 7, 2000: 6,842,750 shares
                       (excludes 10,446 treasury shares)

                              EXCO RESOURCES, INC.

                                      INDEX

                                                                                                               Page
PART I.  FINANCIAL INFORMATION                                                                                Number
                                                                                                              ------
Item 1.           Financial Statements (Unaudited)..............................................................2

                  Condensed Consolidated Balance Sheets
                  December 31, 1999 and September 30, 2000......................................................2

                  Condensed Consolidated Statements of Operations
                  Three and Nine Months Ended September 30, 1999 and 2000 ......................................3

                  Condensed Consolidated Statements of Cash Flow
                  Nine Months Ended September 30, 1999 and 2000.................................................4

                  Notes to Condensed Consolidated Financial Statements..........................................5

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................................................17

Item 3.           Quantitative and Qualitative Disclosure About Market Risk....................................22

PART II.          OTHER INFORMATION

Item 5.           Other Information............................................................................25

                  Pro Forma Combined Condensed Financial Statements (Unaudited):

                  Pro Forma Combined Condensed Balance Sheet...................................................26

                  Pro Forma Combined Condensed Statements of Operations........................................27

                  Notes to Unaudited Pro Forma Combined Condensed Financial Statements.........................30

                  Financial Statements of Properties Acquired - Central Properties:

                  Report of Independent Public Accountants.....................................................35

                  Statements of Revenues and Direct Operating Expenses.........................................36

                  Notes to Statements of Revenues and Direct Operating Expenses................................37

Item 6.           Exhibits and Reports on Form 8-K.............................................................41

Signatures.....................................................................................................46

Index to Exhibits..............................................................................................47

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                              EXCO RESOURCES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)


                                                                                             DECEMBER 31,   SEPTEMBER 30,
                                                                                             ------------   -------------
                                                                                                 1999          2000
                                                                                             ------------   -------------
ASSETS

Current assets:

           Cash and cash equivalents .....................................................     $  9,972      $  5,616
           Accounts receivables:
                Oil and natural gas sales ................................................          824         6,015
                Joint interest ...........................................................        1,914           528
                Interest and other .......................................................       18,818           177
           Other .........................................................................           71           409
                                                                                               --------      --------
                        Total current assets .............................................       31,599        12,745

Oil and natural gas properties (full cost accounting method):
           Proved developed and undeveloped oil and natural gas properties ...............       24,177        89,877
           Allowance for depreciation, depletion and amortization ........................       (5,503)       (8,472)
                                                                                               --------      --------
           Oil and natural gas properties, net ...........................................       18,674        81,405
Office and field equipment, net ..........................................................          264           269
Deferred financing costs .................................................................            8           315
Investment in EXUS Energy, LLC ...........................................................          257             4
Deferred tax asset .......................................................................           --           130
Other assets .............................................................................          130           295
                                                                                               --------      --------
                        Total assets .....................................................     $ 50,932      $ 95,163
                                                                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

           Accounts payable ..............................................................     $  3,870      $  1,704
           Revenues and royalties payable ................................................        1,136         2,186
           Accrued interest payable ......................................................           10            75
           Current maturities of long-term debt ..........................................        5,001            --
                                                                                               --------      --------
                          Total current liabilities ......................................       10,017         3,965
Long-term debt, less current maturities ..................................................           --        42,874
Deferred income taxes ....................................................................           --         2,356
Other long-term liabilities ..............................................................          227           227
Minority interest in limited partnership .................................................         (192)           --

Stockholders' equity:

           Preferred stock, $.01 par value:
                Authorized shares - 10,000,000
                Outstanding shares - None ................................................           --            --
           Common stock, $.02 par value:
                Authorized shares - 25,000,000
                Issued and outstanding shares - 6,805,196 and 6,852,696
                at December 31, 1999 and September 30, 2000, respectively ................          136           137
           Additional paid-in capital ....................................................       46,941        47,355
           Notes receivable-officers .....................................................       (1,552)       (1,590)
           Deficit eliminated in quasi-reorganization ....................................       (8,799)       (8,799)
           Retained earnings since December 31, 1997 .....................................        4,154         8,727
           Treasury stock, at cost: 0 and 10,446 shares at
               December 31, 1999 and September 30, 2000,  respectively ...................           --           (89)
                                                                                               --------      --------
                          Total stockholders' equity .....................................       40,880        45,741
                                                                                               --------      --------
                          Total liabilities and stockholders' equity .....................     $ 50,932      $ 95,163
                                                                                               ========      ========

See accompanying notes.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)

                                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                               SEPTEMBER 30,            SEPTEMBER 30,
                                                            -------------------     --------------------
                                                              1999        2000        1999         2000
                                                            -------     -------     -------      -------
REVENUES:
   Oil and natural gas ................................     $ 1,536     $ 6,578     $ 3,586      $15,807
   Other income .......................................         339         251         970          997
   Equity in the earnings of EXUS Energy, LLC .........         286          --         412           --
   Gain on disposition of assets ......................          --           3          --          538
                                                            -------     -------     -------      -------
         Total revenues ...............................       2,161       6,832       4,968       17,342

COSTS AND EXPENSES:
   Oil and natural gas production .....................         608       2,191       1,587        5,402
   Depreciation, depletion and amortization ...........         401       1,239       1,139        3,109
   General and administrative .........................         493         475       1,415        1,425
   Interest ...........................................           0         193           1          477
                                                            -------     -------     -------      -------
         Total costs and expenses .....................       1,502       4,098       4,142       10,413
                                                            -------     -------     -------      -------

Income before income taxes and minority interest ......         659       2,734         826        6,929
Minority interest in limited partnership ..............          --          --          (5)          --
                                                            -------     -------     -------      -------
Income before income taxes ............................         659       2,734         831        6,929
Deferred income tax provision .........................          --         930          --        2,356
                                                            -------     -------     -------      -------
Net income ............................................     $   659     $ 1,804     $   831      $ 4,573
                                                            =======     =======     =======      =======

Basic earnings per share ..............................     $   .09     $   .26     $   .12      $   .67
                                                            =======     =======     =======      =======
Diluted earnings per share ............................     $   .09     $   .26     $   .12      $   .66
                                                            =======     =======     =======      =======
Weighted average number of common and
  common equivalent shares outstanding:
       Basic ..........................................       6,688       6,848       6,688        6,828
                                                            =======     =======     =======      =======
       Diluted ........................................       6,704       6,944       6,698        6,894
                                                            =======     =======     =======      =======

See accompanying notes.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (Unaudited, in thousands)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                ----------------------
                                                                                  1999          2000
                                                                                --------      --------
OPERATING ACTIVITIES:
Net income ................................................................     $    831      $  4,573
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion and amortization ...........................        1,139         3,109
       Deferred income taxes ..............................................           --         2,356
       Gain on disposition of properties ..................................           --          (538)
                                                                                --------      --------
Cash flow before changes in working capital ...............................        1,970         9,500
       Effect of changes in:
          Accounts receivable .............................................       (1,153)       14,836
          Other current assets ............................................          118          (338)
          Accounts payable and other current liabilities ..................        1,435        (1,051)
                                                                                --------      --------
Net cash provided by operating activities .................................        2,370        22,947

INVESTING ACTIVITIES:
Additions to property and equipment .......................................       (1,348)      (65,040)
Proceeds from disposition of property and equipment .......................        2,002           585
Investment in Rio Grande, Inc. promissory note ............................        7,451            --
Acquisition of Rio Grande, Inc. ...........................................       (7,017)           --
Investment in EXUS Energy, LLC ............................................       (7,626)          257
Purchase of Venus Exploration, Inc. promissory note .......................       (7,000)           --
Purchase of treasury stock (cost method) ..................................           --           (89)
Other investing activities ................................................         (213)         (506)
                                                                                --------      --------
Net cash used in investing activities .....................................      (13,751)      (64,793)

FINANCING ACTIVITIES:
Proceeds from long-term debt ..............................................           --        50,234
Payments on long-term debt ................................................          (10)      (12,641)
Proceeds from exercise of stock options ...................................           --           285
Interest income on notes receivable - officers ............................          (59)          (79)
Interest payment on notes receivable-officers .............................           56            41
Deferred financing costs ..................................................           (9)         (350)
                                                                                --------      --------
Net cash provided by (used in) financing activities .......................          (22)       37,490
                                                                                --------      --------
Net decrease in cash ......................................................      (11,403)       (4,356)
Cash at beginning of period ...............................................       21,493         9,972
                                                                                --------      --------
Cash at end of period .....................................................     $ 10,090      $  5,616
                                                                                ========      ========

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid .............................................................     $      1      $    412
                                                                                ========      ========
Income taxes paid .........................................................     $     --      $     --
                                                                                ========      ========

See accompanying notes.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


1. BASIS OF PRESENTATION

         In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of EXCO Resources, Inc. as of December 31, 1999 and September 30, 2000, the results of operations for the three and nine month periods ended September 30, 1999 and 2000, and the cash flows for the nine month periods ended September 30, 1999 and 2000.

         We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. You should read these financial statements in conjunction with our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 1999. The accompanying condensed consolidated financial statements include the financial statements of EXCO Resources, Inc., EXCO (Delaware), Inc., Rio Grande Gulfmex, Ltd., EXUS Energy, LLC, and Pecos-Gomez, L.P. The financial statements of Pecos-Gomez, L.P. have been consolidated proportionally based on EXCO's 55.1% aggregate ownership interest in the partnership. As discussed in Note 13. Quarterly Financial Results to our consolidated financial statements included in our Annual Report filed on Form 10-K for the year ended December 31, 1999, the condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1999, and the condensed consolidated statement of cash flows for the nine month period ended September 30, 1999, have been restated to reflect a change from the proportional consolidation method to the equity method of accounting for our investment in EXUS Energy, LLC. Any comparisons made in this Form 10-Q to the three and nine month periods ended September 30, 1999, use these restated results.

         The results of operations for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results we expect for the full year.

         Effective January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains from marketable securities and futures contracts, foreign currency translation adjustments and minimum pension liability adjustments. For the three and nine month periods ended September 30, 1999 and 2000, our net income and comprehensive income were the same.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

         SFAS 133 is effective for fiscal years beginning after June 15, 2000. Based on our current hedge position and the prices of oil and natural gas as of September 30, 2000, the effect of adopting SFAS 133 on other comprehensive income was insignificant.

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

3. EARNINGS PER SHARE

         Statement of Financial Accounting Standards No. 128, "Earnings per Share" which became effective in 1997, requires presentation of two calculations of earnings per common share. Basic earnings per common share equals net income divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus any dilutive shares assumed to be issued. Common stock equivalents are shares assumed to be issued if outstanding stock options or warrants were in-the-money, vested (if subject to vesting requirements) and exercised.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

6. BANK OF AMERICA CREDIT AGREEMENTS

         EXCO Resources, Inc.

         On February 11, 1998, we entered into a credit facility with NationsBank of Texas, N.A. The credit facility provided for borrowings up to $50 million, subject to borrowing base limitations. On September 21, 1998, we entered into the first amendment to the credit facility with NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.). The first amendment provided for borrowings up to $150 million, subject to borrowing base limitations, as determined by the lenders from time to time. On February 11, 2000, we entered into the second amendment to the credit facility with Bank of America, N.A. (successor by merger to NationsBank, N.A.). The second amendment provided for a new termination date, an increase in our borrowing base, subject to certain conditions, and an increase in certain thresholds customary for a growing company. On September 22, 2000, we entered into an Amended and Restated

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

Credit Agreement (the Credit Agreement) with Bank of America, N.A., as administrative agent, Bank One, Texas, N.A., as syndication agent, and a syndicate of banks as lenders. The Credit Agreement provides for borrowings up to $150 million, subject to borrowing base limitations. The banks have sole discretion to determine the borrowing base based on their valuation of our reserves conducted semi-annually.

         The Credit Agreement consists of a regular revolver, which on September 30, 2000, had a borrowing base of $45.0 million. At September 30, 2000, we had approximately $5.0 million available for borrowing under the Credit Agreement. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the Credit Agreement are secured by a first lien mortgage providing a security interest in 80% of our oil and natural gas properties including mineral interests. Under the Credit Agreement, we are required to pay a fee equal to .25% on any accepted increase in the borrowing base in excess of the previously determined borrowing base and an unused commitment fee of .30% to .425% based on the ratio of outstanding credit to the borrowing base.

         The Credit Agreement provides that if our aggregate outstanding indebtedness is less than 50% of the borrowing base, then advances will bear interest at 1.0% over LIBOR. If the borrowing base usage equals or exceeds 50% but is less than or equal to 70%, then advances will bear interest at 1.25% over LIBOR. If the borrowing base usage is greater than 70% but is less than or equal to 90%, then advances will bear interest at 1.5% over LIBOR. If the borrowing base usage exceeds 90%, then advances will bear interest at 1.75%.

         The Credit Agreement matures on September 22, 2003. There are no scheduled principal payments due on the Credit Agreement until maturity. The next borrowing base redetermination is scheduled for April 30, 2001, and on or about each October 31 and April 30, thereafter. A borrowing base deficiency is created in the event that the outstanding loan balances exceed the borrowing base. If a borrowing base deficiency were to exist after giving effect to a redetermination, then we would have to do one of the following:

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

         Under the terms of the Credit Agreement, we must not permit our consolidated current assets to consolidated current liabilities to be less than
1.0 to 1.0 at any time. Furthermore, we

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

must maintain a minimum net worth equal to $35 million plus (i) subsequent to June 30, 2000, 50% of consolidated cumulative net income and (ii) an amount equal to 75% of the net proceeds received from the issuance of any equity securities after June 30, 2000. Additionally, the Credit Agreement contains a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur indebtedness at any time in an amount exceeding $500,000, restrictions to pledge assets outside of the Credit Agreement, and currently prohibits the payment of dividends on our capital stock. The Credit Agreement also requires that we hedge at least 75% but not more than 80% of projected oil production from our total proved producing mineral interests for not less than 30 months following the closing date of the Central Properties acquisition.

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

         The following table sets forth our oil and natural gas hedging activities as of September 30, 2000, and those contracts entered into subsequent to September 30, 2000. All contracts are swap agreements for the sale of oil or natural gas and are based on NYMEX pricing. The market values at September 30, 2000 are estimated from quotes by the counterparties and represent the amounts we would expect to receive to terminate the agreements on September 30, 2000.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                  (Unaudited)


                                                                  NOTIONAL(1,2)                                      MARKET VALUE AT
                                                                  VOLUME/RANGE      AGGREGATE(1,2)        STRIKE      SEPTEMBER 30,
   COMMODITY    CONTRACT DATE   EFFECTIVE DATE  TERMINATION DATE    PER MONTH           VOLUME          PRICE/RANGE       2000
   ---------    -------------   --------------  ----------------  -------------     --------------      -----------  ---------------
      Oil         9/21/1999       10/1/1999         9/30/2000      7,000 Bbls          84,000 Bbls         $21.00         $    --

      Oil         3/13/2000        4/1/2000         9/30/2000      10,000 Bbls         60,000 Bbls    $24.90 - $29.23     $    --

  Natural Gas     3/13/2000        4/1/2000         9/30/2000      60,000 Mmbtus     360,000 Mmbtus     $2.70 - $2.75     $    --

      Oil         9/28/2000       11/1/2000         4/30/2003      29,000 Bbls -     1,083,000 Bbls    $23.96 - 30.84     $36,745
                                                                   46,000 Bbls

  Natural Gas    10/13/2000        1/1/2001        12/31/2001     186,000 Mmbtus -  2,383,500 Mmbtus        $4.915          N/A
                                                                  216,000 Mmbtus

----------

(1)Bbls - Barrels.

(2)Mmbtus - Million British thermal units.

         The following table sets forth our oil, natural gas liquids, and natural gas prices, both realized before hedge results, and realized including hedge results; and the net effects of settlements of oil and natural gas price hedges on revenue:

                                                                                       THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,      SEPTEMBER 30,
                                                                                       ------------------  -----------------
                                                                                               2000              2000
                                                                                       ------------------  -----------------
Average price per Bbl of oil - realized before hedge results ........................     $       30.45     $       28.52

Average price per Bbl of oil - realized including hedge results .....................     $       25.52     $       25.26

Average price per Bbl of natural gas liquids - realized before hedge results ........     $       25.15     $       23.74

Average price per Bbl of natural gas liquids - realized including hedge results .....     $       25.15     $       23.74

Average price per Mcf of natural gas - realized before hedge results ................     $        3.97     $        3.25

Average price per Mcf of natural gas - realized including hedge results .............     $        3.70     $        3.12

Total reduction in revenue ..........................................................     $     674,000     $   1,086,000

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                  (Unaudited)


8. ACQUISITIONS

         We have accounted for the following acquisitions in accordance with APB No. 16, "Business Combinations" where applicable.

Entity                                Transactions in 1998 and 1999                              Event Date
------                                -----------------------------                              ------------
EXCO Resources, Inc.                  Purchased Maverick County Properties                       February 11, 1998

                                      Purchased Jacobi-Johnson Energy, Inc.                      May 8, 1998

                                      Purchased Dawson County Properties                         June 30, 1998

                                      Purchased promissory note of Rio Grande, Inc.              November 2, 1998

                                      Purchased Carter County Properties                         December 21, 1998

                                      Merged Jacobi-Johnson Energy, Inc. into EXCO Resources,    December 30, 1998
                                      Inc.

                                      Exchanged promissory note of Rio Grande, Inc. for 100%     March 16, 1999
                                      of outstanding capital stock of Rio Grande, Inc.

                                      Merged Rio Grande, Inc. into EXCO Resources, Inc.          March 30, 1999

                                      Purchased Natchitoches Parish Properties                   December 31, 1999

EXUS Energy, LLC                      Purchased Jackson Parish Properties                        June 30, 1999

                                      Sold Jackson Parish Properties                             December 31, 1999

EXCO Energy Investors, L.L.C.         Sold debt securities of National Energy Group, Inc.        November 11, 1999

All of the transactions described above are incorporated by reference in EXCO's Form 10-K for the year ended December 31, 1999, filed on March 22, 2000.

Entity                                Transactions in 2000                                       Event Date
------                                --------------------                                       ------------
EXCO Resources, Inc.                  Purchased Val Verde County Properties                      February 25, 2000

                                      Purchased Central Properties                               September 22, 2000

Pecos-Gomez, L.P.                     Purchased Pecos County Properties                          March 24, 2000

Transactions which closed during 2000, are more fully described below.

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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

         The credit facility consists of a regular revolver, which on September 30, 2000, had a borrowing base of $6.6 million. At September 30, 2000, the Partnership had approximately $300,000 available for borrowing under the credit facility. A portion of the borrowing bse is available for the issuance of letters of credit. Under terms of the credit facility, the borrowing base is reduced by $200,000 commencing on June 30, 2000, and on each quarter end thereafter.

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

         The credit facility matures on March 24, 2003. The next borrowing base redetermination is scheduled for April 1, 2001, and on or about each October 1 and April 1, thereafter.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

         Central Properties Acquisition

         On September 22, 2000, EXCO completed the acquisition of certain oil and natural gas properties located in various counties in West, South, North, and Central Texas; Southeast and Northwest New Mexico; Southern Louisiana; Northeastern Colorado; Western Nebraska; Clarke, Jones, and Perry Counties in Mississippi; Beaver and Cleveland Counties in Oklahoma; Meade County in Kansas; and Campbell, Converse, and Niobrara Counties in Wyoming (the Central Properties) from Central Resources, Inc. (the Seller). The properties consist of 1,890 producing oil and natural gas wells. Under terms of the acquisition, effective October 1, 2000, EXCO expects to become operator of 217 of the wells. As of June 1, 2000, estimated total proved reserves net to EXCO's interest included 8.3 million Bbls of oil and natural gas liquids and 37.3 Bcf of natural gas. Production for August 2000, net to EXCO's interest, was approximately 1,440 Bbls of oil per day and 5.2 Mmcf of natural gas per day.

         The purchase price consisted of $48.0 million cash ($44.9 million after contractual adjustments) and warrants to purchase 200,000 shares of EXCO common stock at $11.00 per share. The cash consideration was paid from existing working capital and borrowings of $39.4 million under EXCO's amended and restated credit agreement. The effective date of the acquisition was June 1, 2000. The purchase price was determined through arms-length negotiations between the parties taking into account reserve estimates and other items customarily considered in acquisitions of this type.

         Purchase and Sale Agreement. The Central Properties were acquired pursuant to the terms of a Purchase and Sale Agreement (the Purchase Agreement) dated as of August 31, 2000, entered into between the Seller and EXCO. The Purchase Agreement includes representations, warranties, covenants, indemnities and closing conditions customary for transactions of this type.

         Warrant Agreement and Form of Registration Rights Agreement. As part of the consideration paid for the acquisition of the Central Properties, EXCO (the Issuer) issued a warrant to Central Resources, Inc. (the Registered Holder) to purchase 200,000 shares of EXCO common stock for $11.00 per share. This warrant expires on September 22, 2003. Under terms of the Registration Rights Agreement, a Registered Holder may make one written demand registration request to the Issuer to file a Form S-3 registration statement for the resale of the

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

securities. A Registered Holder may also elect to have the securities included in a registration statement when the Issuer files a public offering of equity securities solely for cash, referred to as piggyback registration rights.

         Pro Forma Results of Operations

         Pro forma results of operations as though the acquisition of Rio Grande, Inc., the disposition of the Jackson Parish Properties, the addition of the Seward/Meade County Properties, and the acquisitions of the Natchitoches Parish Properties, the Val Verde County Properties, EXCO's share of the Pecos County Properties, and the Central Properties and the related borrowings had been consummated on January 1, 1999, are shown in Part II - Other Information,
Item 5. Other Information - Pro Forma Combined Condensed Financial Statements, beginning on page 25.

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

OUR RESULTS OF OPERATIONS

         Comparison of Three Months Ended September 30, 1999 and 2000

         Revenues. Our total revenues for the three month period ended September 30, 2000, increased $4.7 million, or 216%, to $6.8 million versus $2.2 million for the corresponding period of 1999. The increase in revenues was due to both
(1) production increases as a result of the acquisitions of the Natchitoches Parish Properties, the Val Verde County Properties, the Pecos County Properties, and the Central Properties, and (2) oil and natural gas price increases.

         We sold 84,400 Bbls of oil during the three months ended September 30, 2000, versus 52,100 Bbls in the corresponding three months of 1999, a 62% increase. We sold 1.0 Bcf of natural gas during the current three months versus 212 Mmcf in the third quarter of 1999, a 375% increase. We sold 27,300 Bbls of natural gas liquids during the three months ended September 30, 2000, versus 0 Bbls in 1999. The increases in production were primarily attributable to the Natchitoches Parish Properties, the Val Verde County Properties, the Pecos County Properties, and the Central Properties acquisitions.

         The average oil price excluding hedge results received during the three months ended September 30, 2000, was $30.45 versus $20.05 for the three months ended September 30, 1999, a $10.40 per barrel or 52% increase. The average natural gas price, excluding hedge results, received during the current three months was $3.97 versus $2.32 for the corresponding three months of the prior year, a $1.65 per Mcf or 71% increase. The average natural gas liquids price received during the three months ended September 30, 2000, was $25.15 per barrel. We did not sell any natural gas liquids during the three months ended September 30, 1999.

         Costs and Expenses. Costs and expenses for the three month period ended September 30, 2000, increased by $2.6 million, or 173%, to $4.1 million as compared to $1.5 million for the corresponding period of 1999. The increase was due primarily to the Natchitoches Parish Properties, the Val Verde County Properties, the Pecos County Properties and the Central Properties acquisitions.

         Net Income. We had net income for the three months ended September 30, 2000, of $1.8 million compared to a net income of $659,000 for the corresponding three months of 1999, representing $.26 and $.09 per basic and diluted share, respectively.

         Comparison of Nine Months Ended September 30, 1999 and 2000

         Revenues. EXCO's total revenues for the nine month period ended September 30, 2000, increased $12.4 million, or 249%, to $17.3 million versus $5.0 million for the corresponding period of 1999. The increase in revenues was due to both (1) production increases as a result of the acquisitions of the Natchitoches Parish Properties, the Val Verde County Properties, the Pecos County Properties, and the Central Properties, and (2) oil and natural gas price increases.

         EXCO sold 228,800 Bbls of oil during the nine months ended September 30, 2000, versus 152,300 Bbls in the corresponding nine months of 1999, a 50% increase. EXCO sold 2.7 Bcf of natural gas during the current nine months versus 571 Mmcf in the first nine months of 1999, a 372% increase. We sold 68,400 Bbls of natural gas liquids during the nine months ended September 30, 2000, versus 0 Bbls in 1999. The increases in production were due to the Natchitoches Parish Properties, the Val Verde County Properties, the Pecos County Properties and the Central Properties acquisitions.

         The average oil price excluding hedge results received during the nine months ended September 30, 2000, was $28.52 versus $16.20 for the nine months ended September 30, 1999, a $12.32 per barrel or 76% increase. The average natural gas price, excluding hedge results, received during the current nine months was $3.25 versus $1.96 for the corresponding nine months of the prior year, a $1.29 per Mcf or 66% increase. The average natural gas liquids price received during the nine months ended September 30, 2000, was $23.74 per barrel. We did not sell any natural gas liquids during the nine months ended September 30, 1999.

         In March 2000, we recorded an additional pre-tax gain of approximately $523,000 from the sale of the Jackson Parish Properties.

         Cost and Expenses. Cost and expenses for the nine month period ended September 30, 2000, increased by $6.3 million, or 151%, to $10.4 million as compared to $4.1 million for the corresponding period of 1999. This was primarily due to the Natchitoches Parish Properties, the Val Verde County Properties, the Pecos County Properties and the Central Properties acquisitions.

         Net Income. EXCO had a net income for the nine months ended September 30, 2000, of $4.6 million compared to a net income of $831,000 for the corresponding nine months of 1999, representing $.67 and $.12 per basic share, and $.66 and $.12 per diluted share, respectively.

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

         Our general financial strategy is to use cash from operations, bank financing and the issuance of equity securities to service principal and interest when we have outstanding indebtedness, to pay ongoing operating expenses, and to contribute limited amounts toward further development of our existing proved reserves as well as additional acquisitions. We cannot assure you that cash from operations will be sufficient in the future to cover all of these purposes.

         We have planned development and exploitation activities for our major operating areas. We have budgeted approximately $600,000 for our development and exploitation activities in the fourth quarter of this year, all of which is discretionary. In addition, we are continuing to evaluate oil and natural gas properties for future acquisitions. Historically, we have used the proceeds from the issuance of equity securities and borrowings under our credit facilities to raise cash to fund acquisitions. However, we cannot assure you that funds will be available to us in the future to meet our budgeted capital spending. Furthermore, our ability to borrow other than under our credit facilities is subject to restrictions imposed by our credit facilities. If we cannot secure additional funds for our planned development and exploitation activities, then we will be required to delay or reduce substantially both of these activities.

         Credit Agreement - EXCO Resources, Inc.

         On February 11, 1998, we entered into a credit facility with NationsBank of Texas, N.A. The credit facility provided for borrowings up to $50 million, subject to borrowing base limitations. On September 21, 1998, we entered into the first amendment to the credit facility with NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.). The first amendment provided for borrowings up to $150 million, subject to borrowing base limitations, as determined by the lenders from time to time. On February 11, 2000, we entered into the second amendment to the credit facility with Bank of America, N.A. (successor by merger to NationsBank, N.A.). The second amendment provided for a new termination date, an increase in our borrowing base, subject to certain conditions, and an increase in certain thresholds customary for a growing company. On September 22, 2000, we entered into an Amended and Restated Credit Agreement (the Credit Agreement) with Bank of America, N.A., as administrative agent, Bank One, Texas, N.A., as syndication agent, and a syndicate of banks as lenders. The Credit Agreement provides for borrowings up to $150 million, subject to borrowing base limitations. The banks have sole discretion to determine the borrowing base based on their valuation of our reserves conducted semi-annually.

         The Credit Agreement consists of a regular revolver, which on September 30, 2000, had a borrowing base of $45.0 million. At September 30, 2000, we had approximately $5.0 million available for borrowing under the Credit Agreement. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the Credit Agreement are secured by a first lien mortgage providing a security interest in 80% of our oil and natural gas properties including mineral interests. Under the Credit Agreement, we are required to pay a fee equal to .25% on any accepted increase in the borrowing base in excess of the previously determined borrowing base and an unused commitment fee of .30% to .425% based on the ratio of outstanding credit to the borrowing base.

         The Credit Agreement provides that if our aggregate outstanding indebtedness is less than 50% of the borrowing base, then advances will bear interest at 1.0% over LIBOR. If the borrowing base usage equals or exceeds 50% but is less than or equal to 70%, then advances will bear interest at 1.25% over LIBOR. If the borrowing base usage is greater than 70% but is less than or equal to 90%, then advances will bear interest at 1.5% over LIBOR. If the borrowing base usage exceeds 90%, then advances will bear interest at 1.75%. At September 30, 2000, the 6 month LIBOR rate was 6.64%, which would result in an interest rate of approximately 8.14% on any new indebtedness we may incur. At September 30, 2000, the interest rate on our outstanding indebtedness was approximately 8.12%, and is fixed at this rate through November 26, 2000.

         The Credit Agreement matures on September 22, 2003. There are no scheduled principal payments due on the Credit Agreement until maturity. The next borrowing base redetermination is scheduled for April 30, 2001, and on or about each October 31 and April 30, thereafter. A borrowing base deficiency is created in the event that the outstanding loan balances exceed the borrowing base. If a borrowing base deficiency were to exist after giving effect to a redetermination, then we would have to do one of the following:

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

         Under the terms of the Credit Agreement, we must not permit our consolidated current assets to consolidated current liabilities to be less than
1.0 to 1.0 at any time. Furthermore, we must maintain a minimum net worth equal to $35 million plus (i) subsequent to June 30, 2000, 50% of consolidated cumulative net income and (ii) an amount equal to 75% of the net proceeds received from the issuance of any equity securities after June 30, 2000. Additionally, the Credit Agreement contains a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur indebtedness at any time in an amount exceeding $500,000, restrictions to pledge assets outside of the Credit Agreement, and currently prohibits the payment of dividends on our capital stock. The Credit Agreement also requires that we hedge at least 75% but not more than 80% of projected oil production from our existing proved producing mineral interests for not less than 30 months following the closing date of the Central Properties acquisition.

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

         The credit facility consists of a regular revolver, which on September 30, 2000, had a borrowing base of $6.6 million. At September 30, 2000, the Partnership had approximately $300,000 available for borrowing under the credit facility. A portion of the borrowing base is available for the issuance of letters of credit. Under terms of the credit facility, the borrowing base is reduced by $200,000 commencing on June 30, 2000, and on each quarter end thereafter. All borrowings under the credit facility are secured by a first lien mortgage providing a security interest in substantially all assets owned by the Partnership including all mineral interests. In addition, EXCO has guaranteed the Partnership's obligations under the credit facility. EXCO has pledged its Partnership interest to secure the credit facility.

         The credit facility provides that if the aggregate outstanding indebtedness of the Partnership is less than 75% of the borrowing base, then advances will bear interest at 1.5% over LIBOR. If the borrowing base usage equals or exceeds 75%, then advances will bear interest at 1.75% over LIBOR. At September 30, 2000, the 6 month LIBOR rate was 6.64%, which would result in an interest rate of approximately 8.39% on any new indebtedness the Partnership may incur. At September 30, 2000, the interest rate on the Partnership's outstanding indebtedness was approximately 8.43%, and is fixed at this rate through November 14, 2000.

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

         The credit facility matures on March 24, 2003. The next borrowing base redetermination is scheduled for April 1, 2001, and on or about each October 1 and April 1, thereafter. The Partnership may seek additional borrowing capacity at that time for its development drilling program. However, there can be no assurance that the current development program of the Partnership will result in increased collateral values or that these values will enable the Partnership to borrow the funds the Partnership needs to continue the program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Some of the information below contains forward-looking statements. The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in oil and natural gas prices, and interest rates charged on borrowings and earned on cash equivalent investments. The disclosure is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonably possible losses. This forward-looking information provides an indicator of how we view and manage our ongoing market risk exposures. Our market risk sensitive instruments were entered into for hedging purposes, not for trading purposes.

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

         The following table sets forth our oil and natural gas hedging activities as of September 30, 2000, and those contracts entered into subsequent to September 30, 2000. All contracts are swap agreements for the sale of oil or natural gas and are based on NYMEX pricing. The market values at September 30, 2000 are estimated from quotes by the counterparties and represent the amounts we would expect to receive to terminate the agreements on September 30, 2000.


                                                                  NOTIONAL(1,2)                                      MARKET VALUE
                                                  TERMINATION     VOLUME/RANGE      AGGREGATE(1,2)      STRIKE      AT SEPTEMBER 30,
   COMMODITY    CONTRACT DATE   EFFECTIVE DATE       DATE          PER MONTH            VOLUME        PRICE/RANGE        2000
   ---------    -------------   --------------   --------------   -------------     --------------    -----------    ------------
      Oil         9/21/1999       10/1/1999        9/30/2000        7,000 Bbls        84,000 Bbls        $21.00        $       --

      Oil         3/13/2000        4/1/2000        9/30/2000        10,000 Bbls       60,000 Bbls    $24.90 - $29.23   $       --

  Natural Gas     3/13/2000        4/1/2000        9/30/2000       60,000 Mmbtus     360,000 Mmbtus    $2.70 - $2.75   $       --

      Oil         9/28/2000       11/1/2000        4/30/2003        29,000 Bbls -    1,083,000 Bbls   $23.96 - 30.84   $   36,745
                                                                    46,000 Bbls

  Natural Gas    10/13/2000        1/1/2001       12/31/2001      186,000 Mmbtus -  2,383,500 Mmbtus       $4.915             N/A
                                                                  216,000 Mmbtus

----------

(1) Bbls - Barrels.

(2) Mmbtus - Million British thermal units.

         Realized gains or losses from the settlement of the swaps are recorded separately in the financial statements as increases or decreases in total revenues. For example, using the oil swap entered into on September 21, 1999, for a given month when the settlement price exceeded $21.00, then a reduction in total revenues would have been recorded for the difference between the settlement price and $21.00 multiplied by the notional volume of 7,000 Bbls. Conversely, if the settlement price was less than $21.00, then an increase in total revenues would have been recorded for the difference between the settlement price and $21.00 multiplied by the notional volume of 7,000 Bbls. For example, for a given month, if the settlement price was $22.00, then total revenues would have decreased by $7,000. Conversely, if the settlement price for a given month was $20.00, total revenues would have increased by $7,000.

         We report average oil and natural gas prices including the effects of quality, gathering and transportation costs but excluding the net effect of the oil and natural gas hedges. The following table sets forth our oil, natural gas liquids, and natural gas prices, both realized before hedge results and realized including hedge results; and the net effects of settlements of oil and natural gas price hedges on revenue:

                                                                                       THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,     SEPTEMBER 30,
                                                                                       ------------------  -----------------
                                                                                              2000               2000
                                                                                       ------------------  -----------------
Average price per Bbl of oil - realized before hedge results ........................     $       30.45     $       28.52

Average price per Bbl of oil - realized including hedge results .....................     $       25.52     $       25.26

Average price per Bbl of natural gas liquids - realized before hedge results ........     $       25.15     $       23.74

Average price per Bbl of natural gas liquids - realized including hedge results .....     $       25.15     $       23.74

Average price per Mcf of natural gas - realized before hedge results ................     $        3.97     $        3.25

Average price per Mcf of natural gas - realized including hedge results .............     $        3.70     $        3.12

Total reduction in revenue ..........................................................     $     674,000     $   1,086,000

Interest Rate Risk

         At September 30, 2000, our exposure to interest rates relates primarily to borrowings under our credit facilities and interest earned on commercial paper investments. As of September 30, 2000, we are not using any derivatives to manage interest rate risk. Interest is payable on borrowings under the credit facilities based on a floating rate as more fully described in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources, beginning on page 19. If short-term interest rates would have averaged 1% higher during the nine months ended September 30, 2000, our interest expense would have increased by approximately $51,000. This amount was determined by applying the hypothetical interest rate change of 1% to our outstanding borrowings under the credit facilities at September 30, 2000. We currently invest a portion of our idle cash in commercial paper which typically mature in 30 to 60 days. Our exposure to changes in the interest rates on these investments is considered to be nominal. As of September 30, 2000, we had $3.0 million face value invested in commercial paper.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

                              EXCO RESOURCES, INC.

                PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         As discussed in "Item 2. Acquisition or Disposition of Assets," of EXCO's Current Report on Form 8-K filed on October 2, 2000, dated September 22, 2000, EXCO Resources, Inc. purchased certain oil and gas assets located in various counties in West, South, North, and Central Texas; Southeast and Northwest New Mexico; Southern Louisiana; Northeastern Colorado; Western Nebraska; Clarke, Jones, and Perry Counties in Mississippi; Beaver and Cleveland Counties in Oklahoma; Meade County in Kansas; and Campbell, Converse, and Niobrara Counties in Wyoming (the Central Properties) from Central Resources, Inc. for approximately $44.9 million after contractual adjustments.

         The accompanying pro forma combined condensed financial statements are based on the historical financial statements of EXCO for the year ended December 31, 1999, and the nine months ended September 30, 2000. The pro forma combined condensed financial statements are also based, in part, on the historical financial statements of Rio Grande, Inc. (Rio Grande or RGI) which was acquired on March 16, 1999, the Seward/Meade County Properties received as partial consideration from the sale of the Jackson Parish Properties effective December 31, 1999, the Natchitoches Parish Properties acquired effective December 31, 1999, the Val Verde County Properties acquired on February 25, 2000, EXCO's share of the Pecos County Properties acquired on March 24, 2000, and the Central Properties acquired on September 22, 2000.

         Because the acquisition of RGI, the disposition of the Jackson Parish Properties, the addition of the Seward/Meade County Properties, and the acquisition of the Natchitoches Parish Properties all occurred in 1999, the Val Verde County Properties were acquired on February 25, 2000, the Pecos County Properties were acquired on March 24, 2000, and the Central Properties were acquired on September 22, 2000, they are already included in EXCO's September 30, 2000, balance sheet. The Pro Forma Combined Condensed Statements of Operations for the year ended December 31, 1999, and the nine months ended September 30, 2000, have been prepared assuming the acquisition of RGI, the disposition of the Jackson Parish Properties, the addition of the Seward/Meade County Properties, and the acquisitions of the Natchitoches Parish Properties, the Val Verde County Properties, the Pecos County Properties, and the Central Properties had all been consummated on January 1, 1999. The Pecos County Properties historical financial information has been restated from previously filed pro forma financial statements to reflect EXCO's acquisition of approximately an additional 4.1% partnership interest in Pecos-Gomez, L.P. on May 16, 2000.

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

                              EXCO RESOURCES, INC.

                   PRO FORMA COMBINED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (Unaudited)


                                                                EXCO            PRO FORMA        PRO FORMA
                                                             HISTORICAL        ADJUSTMENTS       COMBINED
                                                             ----------     ----------------     ---------
                                                                             (In thousands)
ASSETS:
Current assets:
    Cash ................................................     $  5,616      $             --     $  5,616
    Accounts receivable and other assets ................        7,129                    --        7,129
                                                              --------      ----------------     --------
        Total current assets ............................       12,745                    --       12,745

Net property and equipment ..............................       81,674                    --       81,674
Other assets ............................................          744                    --          744
                                                              --------      ----------------     --------
        Total assets ....................................     $ 95,163      $             --     $ 95,163
                                                              ========      ================     ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Accounts payable and accrued liabilities ............     $  3,965      $             --     $  3,965
    Current maturities of long-term debt ................           --                    --           --
                                                              --------      ----------------     --------
        Total current liabilities .......................        3,965                    --        3,965

Long-term debt, less current maturities .................       42,874                    --       42,874
Deferred income taxes ...................................        2,356                    --        2,356
Other long-term liabilities .............................          227                    --          227

Stockholders' equity:
    Preferred stock .....................................           --                    --           --
    Common stock ........................................          137                    --          137
    Additional paid-in capital ..........................       36,966                    --       36,966
    Retained earnings ...................................        8,727                    --        8,727
    Treasury stock ......................................          (89)                   --          (89)
                                                              --------      ----------------     --------
        Total stockholders' equity ......................       45,741                    --       45,741
                                                              --------      ----------------     --------
        Total liabilities and stockholders' equity ......     $ 95,163      $             --     $ 95,163
                                                              ========      ================     ========

See accompanying notes.

                              EXCO RESOURCES, INC.

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                                   (Unaudited)


                                                                                            SEWARD/MEADE  NATCHITOCHES  VAL VERDE
                                                                     EXCO       RIO GRANDE     COUNTY        PARISH      COUNTY
                                                                  HISTORICAL    HISTORICAL   HISTORICAL    HISTORICAL   HISTORICAL
                                                                  ----------    ----------  ------------  ------------  ----------
                                                                              (In thousands, except per share amounts)
REVENUES:
    Oil and natural gas ......................................     $  5,294      $    176      $    185     $  5,357     $  2,211
    Other ....................................................        2,008            23            --           --           --
    Gain on disposition of property ..........................        5,102            --            --           --           --
                                                                   --------      --------      --------     --------     --------
            Total revenues ...................................       12,404           199           185        5,357        2,211

EXPENSES:
    Oil and natural gas production ...........................        2,375           123            45        2,688          319
    Depletion, depreciation and amortization .................        1,446             9            --           --           --
    General and administrative ...............................        1,934            73            --           --           --
    Interest and other .......................................           17             0            --           --           --
                                                                   --------      --------      --------     --------     --------
Income (loss) before income taxes and minority interest ......        6,632            (6)          140        2,669        1,892
Minority interest in limited partnership .....................           (7)            1            --           --           --
                                                                   --------      --------      --------     --------     --------
Income (loss) before income taxes ............................        6,639            (7)          140        2,669        1,892
Deferred income tax provision ................................        2,139            --            --           --           --
                                                                   --------      --------      --------     --------     --------
Income (loss) before extraordinary item ......................        4,500            (7)          140        2,669        1,892
Fee income from early extinguishment of debt, net of tax .....          165            --            --           --           --
                                                                   --------      --------      --------     --------     --------
Net income (loss) ............................................     $  4,665      $     (7)     $    140     $  2,669     $  1,892
                                                                   ========      ========      ========     ========     ========
Basic and diluted earnings per share .........................     $    .69      $     --      $     --     $     --     $     --
                                                                   ========      ========      ========     ========     ========

Weighted average number of common and
  common equivalent shares outstanding:
           Basic .............................................        6,688            --            --           --           --
                                                                   ========      ========      ========     ========     ========
           Diluted ...........................................        6,714            --            --           --           --
                                                                   ========      ========      ========     ========     ========

See accompanying notes.

                              EXCO RESOURCES, INC.

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                                   (Unaudited)
                                   (Continued)

                                                                                         PRO FORMA
                                                                                        ADJUSTMENTS
                                                                                          FOR THE
                                                                 PECOS       CENTRAL    ACQUISITIONS
                                                                 COUNTY     PROPERTIES      AND                       PRO FORMA
                                                               HISTORICAL   HISTORICAL  DISPOSITION                    COMBINED
                                                               ----------   ----------  ------------  -------------   ---------
                                                                             (In thousands, except per share amounts)
REVENUES:
    Oil and natural gas ....................................    $  1,251     $ 18,474     $     --                     $ 32,948
    Other ..................................................          --           --       (1,334)   (1)(2)(8)(12)         697
                                                                                                        (16)(20)
    Gain on disposition of property ........................          --           --       (5,102)        (5)               --
                                                                --------     --------     --------    -------------    --------
            Total revenues .................................       1,251       18,474       (6,436)                      33,645

EXPENSES:
    Oil and natural gas production .........................         292       10,416           --                       16,258
    Depletion, depreciation and amortization ...............          --           --        6,548      (3)(6)(9)         8,003
                                                                                                        (13)(17)
    General and administrative .............................          --           --         (686)     (7)(10)           1,321
                                                                                                        (14)(18)
    Interest and other .....................................          --           --        3,250    (11)(15)(19)        3,267
                                                                --------     --------     --------    -------------    --------
Income (loss) before income taxes and minority interest ....         959        8,058      (15,548)                       4,796
Minority interest in limited partnership ...................          --           --           --                           (6)
                                                                --------     --------     --------    -------------    --------
Income (loss) before income taxes ..........................         959        8,058      (15,548)                       4,802
Deferred income tax provision ..............................          --           --         (506)       (21)            1,633
                                                                --------     --------     --------    -------------    --------
Income (loss) before extraordinary item ....................          --           --      (15,042)                       3,169
Fee income from early extinguishment of debt, net of tax ...          --           --         (165)        (4)               --
                                                                --------     --------     --------    -------------    --------
Net income (loss) ..........................................    $    959     $  8,058     $(15,207)                    $  3,169
                                                                ========     ========     ========    =============    ========
Basic and diluted earnings per share .......................    $     --     $     --     $     --                     $    .47
                                                                ========     ========     ========    =============    ========
Weighted average number of common and
  common equivalent shares outstanding:
           Basic ...........................................          --           --           --                        6,688
                                                                ========     ========     ========    =============    ========
           Diluted .........................................          --           --           --                        6,714
                                                                ========     ========     ========    =============    ========

See accompanying notes.

                              EXCO RESOURCES, INC.

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)


                                                                                            PRO FORMA
                                                        VAL VERDE    PECOS       CENTRAL   ADJUSTMENTS
                                              EXCO       COUNTY     COUNTY     PROPERTIES    FOR THE                    PRO FORMA
                                           HISTORICAL  HISTORICAL  HISTORICAL  HISTORICAL  ACQUISITIONS                  COMBINED
                                           ----------  ----------  ----------  ----------  ------------  -------------  ---------
                                                                (In thousands, except per share amounts)
REVENUES:
    Oil and natural gas .................   $15,807     $   184     $   242      $17,130     $    --                      $33,363
    Other ...............................       997          --          --           --        (307)    (1)(2)(8)(12)        690
                                                                                                           (16)(20)
    Gain on disposition of assets .......       538          --          --           --        (523)         (5)              15
                                            -------     -------     -------      -------     -------     -------------    -------
            Total revenues ..............    17,342         184         242       17,130        (830)                      34,068

EXPENSES:
    Oil and natural gas production ......     5,402          27          76        6,922          --                       12,427
    Depletion, depreciation and
      amortization.......................     3,109          --          --           --       2,205      (3)(6)(9)         5,314
                                                                                                           (13)(17)
    General and administrative ..........     1,425          --          --           --        (111)      (7)(10)          1,314
                                                                                                           (14)(18)
    Interest and other ..................       477          --          --           --       1,853     (11)(15)(19)       2,330
                                            -------     -------     -------      -------     -------     -------------    -------
Income (loss) before income taxes
  and minority interest .................     6,929         157         166       10,208      (4,777)                      12,683
Deferred income tax provision ...........     2,356          --          --           --       1,956         (21)           4,312
                                            -------     -------     -------      -------     -------     -------------    -------
Net income (loss) .......................   $ 4,573     $   157     $   166      $10,208     $(6,733)                     $ 8,371
                                            =======     =======     =======      =======     =======     =============    =======
Basic earnings per share ................   $   .67     $    --     $    --      $    --     $    --                      $  1.22
                                            =======     =======     =======      =======     =======     =============    =======
Diluted earnings per share ..............   $   .66     $    --     $    --      $    --     $    --                      $  1.21
                                            =======     =======     =======      =======     =======     =============    =======
Weighted average number of common and
  common equivalent shares outstanding:
           Basic ........................     6,828          --          --           --          --                        6,828
                                            =======     =======     =======      =======     =======     =============    =======
           Diluted ......................     6,894          --          --           --          --                        6,894
                                            =======     =======     =======      =======     =======     =============    =======



See accompanying notes.

                              EXCO RESOURCES, INC.

                          NOTES TO UNAUDITED PRO FORMA
                     COMBINED CONDENSED FINANCIAL STATEMENTS

A. PRO FORMA ADJUSTMENTS FOR THE JACKSON PARISH PROPERTIES

         The accompanying unaudited Pro Forma Combined Condensed Statements of Operations for the year ended December 31, 1999, and the nine months ended September 30, 2000, have been prepared as if EXCO's share of the disposition of the Jackson Parish Properties, the addition of the Seward/Meade County Properties, and the related repayment of debt had been consummated on January 1, 1999, and reflect the following adjustments:

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

B. PRO FORMA ADJUSTMENTS FOR THE NATCHITOCHES PARISH PROPERTIES

         The accompanying unaudited Pro Forma Combined Condensed Statements of Operations for the year ended December 31, 1999, and the nine months ended September 30, 2000, have been prepared as if the acquisition of the Natchitoches Parish Properties had been consummated on January 1, 1999, and reflect the following adjustments:

         (6) To adjust depreciation, depletion and amortization of the oil and gas properties to reflect the effect of the acquisition of the Natchitoches Parish Properties using the full cost method of accounting on total pro forma proved oil and natural gas reserves.

         (7) To reduce general and administrative expenses as a result of the reimbursement of COPAS overhead charges.

                              EXCO RESOURCES, INC.

                          NOTES TO UNAUDITED PRO FORMA
                     COMBINED CONDENSED FINANCIAL STATEMENTS

         (8) To record a decrease in interest income on invested cash of $7.2 million, based on a 4% per annum interest rate.

C. PRO FORMA ADJUSTMENTS FOR THE VAL VERDE COUNTY PROPERTIES

         The accompanying unaudited Pro Forma Combined Condensed Statements of Operations for the year ended December 31, 1999, and the nine months ended September 30, 2000, have been prepared as if the acquisition of the Val Verde County Properties had been consummated on January 1, 1999, and reflect the following adjustments:

         (9) To adjust depreciation, depletion and amortization of the oil and gas properties to reflect the effect of the acquisition of the Val Verde County Properties using the full cost method of accounting on total pro forma proved oil and natural gas reserves.

         (10) To reduce general and administrative expenses as a result of the reimbursement of COPAS overhead charges.

         (11) To adjust interest expense on the borrowings of approximately $7.1 million based on a 7.0% per annum interest rate.

         (12) To record a decrease in interest income on invested cash of approximately $4.3 million, based on a 4% per annum interest rate.

D. PRO FORMA ADJUSTMENTS FOR THE PECOS COUNTY PROPERTIES

         The accompanying unaudited Pro Forma Combined Condensed Statements of Operations for the year ended December 31, 1999, and the nine months ended September 30, 2000, have been prepared as if EXCO's share of the acquisition of the Pecos County Properties had been consummated on January 1, 1999, and reflect the following adjustments:

         (13) To adjust depreciation, depletion and amortization of the oil and gas properties to reflect the effect of the acquisition of the Pecos County Properties using the full cost method of accounting on total pro forma proved oil and natural gas reserves.

         (14) To reduce general and administrative expenses as a result of the reimbursement of COPAS overhead charges.

         (15) To adjust interest expense on the borrowings of approximately $3.4 million based on a 7.0% per annum interest rate.

                              EXCO RESOURCES, INC.

                          NOTES TO UNAUDITED PRO FORMA
                     COMBINED CONDENSED FINANCIAL STATEMENTS

         (16) To record a decrease in interest income on invested cash of $3.5 million, based on a 4% per annum interest rate.

E. PRO FORMA ADJUSTMENTS FOR THE CENTRAL PROPERTIES

         The accompanying unaudited Pro Forma Combined Condensed Statements of Operations for the year ended December 31, 1999, and the nine months ended September 30, 2000, have been prepared as if EXCO's share of the acquisition of the Central Properties had been consummated on January 1, 1999, and reflect the following adjustments:

         (17) To adjust depreciation, depletion and amortization of the oil and gas properties to reflect the effect of the acquisition of the Central Properties using the full cost method of accounting on total pro forma proved oil and natural gas reserves.

         (18) To reduce general and administrative expenses as a result of the reimbursement of COPAS overhead charges and increase general and administrative expenses resulting from the addition of a satellite office and employees.

         (19) To adjust interest expense on the borrowings of $39.4 million based on a 7.0% per annum interest rate.

         (20) To record a decrease in interest income on invested cash of $5.5 million, based on a 4% per annum interest rate.

F. PRO FORMA ADJUSTMENTS FOR INCOME TAXES

         The accompanying unaudited Pro Forma Combined Statements of Operations for the year ended December 31, 1999, and the nine months ended September 30, 2000, reflect the following adjustments:

         (21) To adjust the provision for income taxes for the change in financial taxable income resulting from the disposition of EXCO's share of the Jackson Parish Properties and the inclusion of the historical results of operations of Rio Grande, Inc., the Seward/Meade County Properties, the Natchitoches Parish Properties, the Val Verde County Properties, EXCO's share of the Pecos County Properties, and the Central Properties and adjustments (1), (2), (3), (5),
                  (6), (7), (8), (9), (10), (11), (12), (13), (14), (15), (16),
                  (17), (18), (19), and (20).

                              EXCO RESOURCES, INC.

                          NOTES TO UNAUDITED PRO FORMA
                     COMBINED CONDENSED FINANCIAL STATEMENTS

G. PRO FORMA COMBINED SUPPLEMENTAL OIL AND NATURAL GAS RESERVE AND STANDARDIZED MEASURE INFORMATION

RESERVE QUANTITY INFORMATION

         The following table presents EXCO's estimate of the pro forma combined proved oil and natural gas reserves of EXCO as of September 30, 2000. All reserves are located in the United States. EXCO emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and natural gas properties. Accordingly, the estimates are expected to change as future information becomes available.


                                                                            OIL (Bbls)(1)     GAS (Mcf)       Bcfe(2)
                                                                            -------------     ---------       -------
                                                                                            (In thousands)
Proved reserves...................................................             12,840          91,818         168.9
                                                                               ======          ======         =====
Proved developed reserves.........................................              8,625          66,156         117.9
                                                                               ======          ======         =====

----------

(1)  Oil includes both oil and natural gas liquids.

(2) Bcfe - Billion cubic feet equivalent calculated by converting 1 Bbl of oil to 6 Mcf of natural gas. A Bbl is one stock tank barrel, or 42 U.S. gallons liquid volume, of oil or other liquid hydrocarbons. An Mcf is one thousand cubic feet of natural gas.

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

         Under the Standardized Measure, future cash flows are estimated by applying period-end prices, adjusted for fixed and determinable escalations, to the estimated future production of period-end proved reserves. Future cash inflows are reduced by estimated future production costs, based on period-end costs, and projected future development costs to determine pre-tax cash inflows. Future income taxes are computed by applying the statutory rate (based on the current tax law adjusted for permanent differences and tax credits) to the excess of pre-tax net cash flows over EXCO's income tax basis of its oil and natural gas properties. Future net cash flows are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

                              EXCO RESOURCES, INC.

                          NOTES TO UNAUDITED PRO FORMA
                     COMBINED CONDENSED FINANCIAL STATEMENTS

         The pro forma Standardized Measure of discounted future net cash flows relating to EXCO's proved oil and natural gas reserves at September 30, 2000, follows (in thousands):


Future cash inflows ..................................................     $761,189
Future production costs ..............................................      251,231
Future development costs .............................................       37,448
Future income taxes ..................................................      125,041
                                                                           --------
Future net cash flows ................................................      347,469
Discount of future net cash flows at 10% per annum ...................      175,987
                                                                           --------
Pro forma Standardized Measure of discounted future net cash flows ...     $171,482
                                                                           ========
Pro forma Standardized Measure of discounted future net cash flows
   before income taxes ...............................................     $234,439
                                                                           ========

         The future cash flows shown above include amounts attributable to non-producing reserves requiring approximately $37.5 million of future development costs. If these reserves are not developed, the Standardized Measure of discounted future net cash flows as of September 30, 2000, shown above would be reduced significantly.

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

         The weighted average prices of oil (including NGLs) and natural gas at September 30, 2000, used in the calculation of the Standardized Measure were $28.37 per Bbl and $4.32 per Mcf, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
     EXCO Resources, Inc.:

We have audited the accompanying statements of revenues and direct operating expenses for the oil and natural gas properties of Central Resources, Inc. acquired by EXCO Resources, Inc. (the "Central Properties") for each of the three years in the period ended December 31, 1999. These statements are the responsibility of Central Resources, Inc.'s management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of revenues and direct operating expenses are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of revenues and direct operating expenses. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

The accompanying statements of revenues and direct operating expenses were prepared in connection with the purchase of the Central Properties and, as described in Note 1, exclude general and administrative expenses, depreciation, depletion and amortization, interest and income taxes and are not intended to be a complete presentation of revenues and expenses of the Central Properties.

In our opinion, the statements referred to above present fairly, in all material respects, the revenues and direct operating expenses for the Central Properties for the three years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                             /s/ ARTHUR ANDERSEN LLP



Denver, Colorado
October 27, 2000.

                               CENTRAL PROPERTIES

                             STATEMENTS OF REVENUES
                          AND DIRECT OPERATING EXPENSES
                                 (In thousands)

                                                                                             NINE MONTHS ENDED
                                                                 YEAR ENDED DECEMBER 31,       SEPTEMBER 30,
                                                            -------------------------------  -----------------
                                                              1997        1998        1999         2000
                                                            -------     -------     -------  -----------------
                                                                                               (Unaudited)
Oil and natural gas revenues ..........................     $27,868     $16,081     $18,474      $17,755
Direct operating expenses .............................      11,593      10,765      10,416        7,147
                                                            -------     -------     -------      -------
Revenues in excess of direct operating expenses .......     $16,275     $ 5,316     $ 8,058      $10,608
                                                            =======     =======     =======      =======


The accompanying notes are an integral part of these statements.

                               CENTRAL PROPERTIES

                         NOTES TO STATEMENTS OF REVENUES
                          AND DIRECT OPERATING EXPENSES

1. BASIS OF PRESENTATION

         On September 22, 2000, EXCO Resources, Inc. (EXCO) completed the acquisition of certain oil and natural gas properties located in various counties in West, South, North, and Central Texas; Southeast and Northwest New Mexico; Southern Louisiana; Northeastern Colorado; Western Nebraska; Clarke, Jones, and Perry Counties in Mississippi; Beaver and Cleveland Counties in Oklahoma; Meade County in Kansas; and Campbell, Converse, and Niobrara Counties in Wyoming (the Central Properties) from Central Resources, Inc. (the Seller). The properties consist of 1,890 producing oil and natural gas wells. Under terms of the acquisition, effective October 1, 2000, EXCO expects to become operator of 217 of the wells. As of June 1, 2000, estimated total proved reserves net to EXCO's interest included 8.3 million barrels (Bbl) of oil and natural gas liquids and 37.3 billion cubic feet (Bcf) of natural gas. Production for August 2000, net to EXCO's interest was approximately 1,440 Bbls of oil per day and 5.2 million cubic feet (Mmcf) of natural gas per day.

         The purchase price consisted of $48.0 million cash ($44.9 million after contractual adjustments) and warrants to purchase 200,000 shares of EXCO common stock at $11.00 per share. The entire purchase price will be allocated to the oil and gas properties acquired as there were no other assets or liabilities assumed. The cash consideration was paid from existing working capital and borrowings of $39.4 million under EXCO's amended and restated credit agreement. The effective date of the acquisition was June 1, 2000. The purchase price was determined through arms-length negotiations between the parties taking into account reserve estimates and other items customarily considered in acquisitions of this type.

         The accompanying statements present the interest acquired by EXCO in the revenues and direct operating expenses of the Central Properties. Direct operating expenses include the actual costs of maintaining the producing properties and their production, but do not include charges for depletion, depreciation, and amortization, federal and state income taxes, interest, or general and administrative expenses. Presentation of complete historical financial statements for the three years in the period ended December 31, 1999, is not practicable because the Central Properties were not accounted for as a separate entity by the Seller, and therefore, such statements are not available. The revenues and direct operating expenses for the periods presented may not be representative of future operations.

         Revenues in the accompanying Statements of Revenues and Direct Operating Expenses are recognized using the sales method. Direct operating expenses are recognized on an accrual basis.

                               CENTRAL PROPERTIES

                         NOTES TO STATEMENTS OF REVENUES
                          AND DIRECT OPERATING EXPENSES

2. SUPPLEMENTAL OIL AND NATURAL GAS RESERVE AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

RESERVE QUANTITY INFORMATION

         The following tables present EXCO's estimate of its share of the proved oil and natural gas reserves of the Central Properties, all of which are located in the United States, as of December 31, 1996, 1997, 1998 and 1999. EXCO emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and natural gas properties. Accordingly, the estimates are expected to change as future information becomes available.

         The estimated proved net recoverable reserves shown below include only those quantities that we expect to be commercially recoverable at prices and costs in effect at the dates indicated under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves that we may recover through existing wells. Proved undeveloped reserves include those reserves that we may recover from new wells on undrilled acreage or from existing wells on which we must make a relatively major expenditure for recompletion or secondary recovery operations.

ESTIMATED QUANTITIES OF TOTAL PROVED RESERVES


                                                      OIL (Bbls)   GAS (Mcf)     Bcfe(1)
                                                      ----------   ---------     -------
                                                                (In thousands)
December 31, 1996 ................................      16,830       37,333      138.3
         Revisions of previous estimates and
           new discoveries and extensions ........      12,459       27,179      101.9
         Production ..............................      (1,027)      (3,495)      (9.6)
                                                       -------      -------      -----
December 31, 1997 ................................      28,262       61,017      230.6
         Revisions of previous estimates and
           new discoveries and extensions ........      (8,596)      (1,535)     (53.1)
         Production ..............................        (847)      (3,010)      (8.1)
                                                       -------      -------      -----
December 31, 1998 ................................      18,819       56,472      169.4
         Revisions of previous estimates and
           new discoveries and extensions ........      (9,680)     (16,431)     (74.5)
         Production ..............................        (753)      (2,739)      (7.3)
                                                       -------      -------      -----
DECEMBER 31, 1999 ................................       8,386       37,302       87.6
                                                       =======      =======      =====

----------

(1) Bcfe - Billion cubic feet equivalent calculated by converting 1 Bbl of oil to 6 Mcf of natural gas. A Bbl is one stock tank barrel, or 42 U.S. gallons liquid volume, of oil or other liquid hydrocarbons. An Mcf is one thousand cubic feet of natural gas.

                               CENTRAL PROPERTIES

                         NOTES TO STATEMENTS OF REVENUES
                          AND DIRECT OPERATING EXPENSES

ESTIMATED QUANTITIES OF PROVED DEVELOPED RESERVES


                               OIL (Bbls)    GAS (Mcf)     Bcfe(1)
                               ----------    ---------     -------
                                           (In thousands)
December 31, 1997 .......         6,819        21,331        62.2
December 31, 1998 .......         3,655        17,764        39.7
DECEMBER 31, 1999 .......         3,545        13,769        35.0

----------

(1) Bcfe - Billion cubic feet equivalent calculated by converting 1 Bbl of oil to 6 Mcf of natural gas. A Bbl is one stock tank barrel, or 42 U.S. gallons liquid volume, of oil or other liquid hydrocarbons. An Mcf is one thousand cubic feet of natural gas.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

         The Standardized Measure of Discounted Future Net Cash Flows Relating to Total Proved Oil and Gas Reserves (Standardized Measure) is a disclosure requirement under Statement of Financial Accounting Standards No. 69.

         The Standardized Measure does not purport to be, nor should it be interpreted to present, the fair value of the oil and natural gas reserves of the Central Properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, the value of unproved properties, and consideration of expected future economic and operating conditions.

         Under the Standardized Measure, future cash flows are estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash flows are reduced by estimated future production costs, based on period-end costs, and projected future development costs to determine net cash inflows. The Central Properties are not a separate tax paying entity. Accordingly, the Standardized Measure for the Central Properties is presented before deduction of income taxes. Future net cash flows are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

         The Standardized Measure of discounted future net cash flows relating to total proved oil and natural gas reserves of EXCO's share of the Central Properties at December 31, 1997, 1998 and 1999, follows:

                               CENTRAL PROPERTIES

                         NOTES TO STATEMENTS OF REVENUES
                          AND DIRECT OPERATING EXPENSES


                                                                                    DECEMBER 31,
                                                                    ---------------------------------------------
                                                                      1997              1998              1999
                                                                    ---------         ---------         ---------
                                                                                  (In thousands)
Future cash inflows ........................................        $ 555,145         $ 281,334         $ 269,029
Future production costs ....................................         (211,745)         (122,215)         (109,135)
Future development costs ...................................          (57,578)          (55,708)          (31,519)
                                                                    ---------         ---------         ---------
Future net cash flows ......................................          285,822           103,411           128,375
Discount of future net cash flows at 10% per annum .........         (170,014)          (64,287)          (67,678)
                                                                    ---------         ---------         ---------
Discounted future net cash flows before income taxes .......        $ 115,808         $  39,124         $  60,697
                                                                    =========         =========         =========

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

         The weighted average prices of oil and natural gas at December 31, 1997, 1998 and 1999, used in the calculation of the Standardized Measure were $15.93, $10.63 and $23.10 per Bbl and $1.70, $1.44 and $2.03 per Mcf,
respectively.

CHANGES IN STANDARDIZED MEASURE

         The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                         ------------------------------------------
                                                                                           1997             1998             1999
                                                                                         --------         --------         --------
                                                                                                        (In thousands)
    Sales and transfers of oil and natural gas produced, net of production costs ....    $(18,063)        $ (6,323)        $ (9,110)
    Net changes in prices and production costs ......................................     (69,218)         (52,044)          53,955
    Revisions of previous quantity estimates and extensions and
      discoveries, net of future development and production costs ...................      78,503          (20,215)         (51,443)
    Accretion of discount before income taxes .......................................      16,287           11,581            3,912
    Net change in income taxes ......................................................     (54,572)          (9,683)          24,259
                                                                                         --------         --------         --------
    Net change ......................................................................    $(47,063)        $(76,684)        $ 21,573
                                                                                         ========         ========         ========

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

10.31 Purchase and Sale Agreement between Central Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated August 31, 2000, filed as an Exhibit to

               EXCO's Form 8-K filed October 2, 2000 and incorporated by reference herein.

10.32 Amended and Restated Credit Agreement among EXCO Resources, Inc., as borrower, Bank of America, N.A., as administrative agent, Bank One, Texas, N.A., as syndication agent and the financial institutions listed on Schedule I, dated September 22, 2000, filed as an Exhibit to EXCO's Form 8-K filed October 2, 2000 and incorporated by reference herein.

10.33 Warrant Agreement including Exhibit 3, the Form of Registration Rights Agreement among EXCO Resources, Inc., as issuer , and Central Resources, Inc., as registered holder, dated September 22, 2000, as Exhibit E to the Purchase and Sale Agreement between Central Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated August 31, 2000, filed as an Exhibit to EXCO's Form 8-K filed October 2, 2000 and incorporated by reference herein.

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

23.1 Consent of Independent Public Accountants, Arthur Andersen LLP (filed herewith).

27.1           Financial Data Schedule (filed herewith).

99.1 Voting Agreement dated October 30, 1998 between Rio Grande, Inc., Rio Grande Drilling Company, Rio Grande Offshore, Ltd., Rio Grande Desert Oil Company and Rio Grande GulfMex, Ltd. and EXCO Resources, Inc. filed as an Exhibit to Rio Grande, Inc.'s Form 8-K dated November 12, 1998 and incorporated by reference herein.

        (b)    Reports on Form 8-K:

               Current Report on Form 8-K dated September 22, 2000 filed October 2, 2000 pursuant to Item 2 reporting the acquisition of the Central Properties and containing Financial Statements to be filed by amendment no later than December 6, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                  EXCO RESOURCES, INC.
                                  (Registrant)


Date: November 14, 2000           By: /s/ J. DOUGLAS RAMSEY
                                      ------------------------------------------
                                      J. Douglas Ramsey
                                      Vice President and Chief Financial Officer

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

10.31 Purchase and Sale Agreement between Central Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated August 31, 2000, filed as an Exhibit to

               EXCO's Form 8-K filed October 2, 2000 and incorporated by reference herein.

10.32 Amended and Restated Credit Agreement among EXCO Resources, Inc., as borrower, Bank of America, N.A., as administrative agent, Bank
               One, Texas, N.A., as syndication agent and the financial institutions listed on Schedule I, dated September 22, 2000, filed as an Exhibit to EXCO's Form 8-K filed October 2, 2000 and incorporated by reference herein.

10.33          Warrant Agreement including Exhibit 3, the Form of Registration
               Rights Agreement among EXCO Resources, Inc., as issuer , and
               Central Resources, Inc., as registered holder, dated September
               22, 2000, as Exhibit E to the Purchase and Sale Agreement between
               Central Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated August 31, 2000, filed as an Exhibit to EXCO's Form
               8-K filed October 2, 2000 and incorporated by reference herein.

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

23.1           Consent of Independent Public Accountants, Arthur Andersen LLP
               (filed herewith).

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