Form 10-K405
period 2000-12-31
EXCO RESOURCES INC
filed 2001-03-20
CIK 316300

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-9204

                              EXCO RESOURCES, INC.
             (Exact name of Registrant as specified in its charter)

                    TEXAS                                        74-1492779
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

   6500 GREENVILLE AVENUE, SUITE 600, LB 17
                DALLAS, TEXAS                                      75206
   (Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number, including area                 (214) 368-2084
                    code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.02 PER SHARE
                                (TITLE OF CLASS)
                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     The number of shares of Common Stock, par value $.02 per share, of the Registrant outstanding on March 16, 2001, was 6,876,791. The aggregate market value of the voting stock held by non-affiliates (all directors, officers and 5% or more shareholders are presumed to be affiliates) of the Registrant on March 16, 2001, was $71,873,922 based on the average of the closing bid and ask prices per share of the Common Stock on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders, filed on March 20, 2001, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I....................................................................    1
     Item 1.  Business....................................................    1
     Item 2.  Properties..................................................   24
     Item 3.  Legal Proceedings...........................................   24
     Item 4.  Submission of Matters to a Vote of Security Holders.........   25
PART II...................................................................   25
     Item 5.  Market for the Registrant's Common Equity and Related
                Shareholder Matters.......................................   25
     Item 6.  Selected Financial Data.....................................   26
     Item 7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   27
     Item     Quantitative and Qualitative Disclosures about Market
       7A.      Risk......................................................   34
     Item 8.  Financial Statements and Supplementary Data.................   38
     Item 9.  Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................   62
PART III..................................................................   62
     Item     Directors and Executive Officers of the Registrant..........   62
       10.
     Item     Executive Compensation......................................   62
       11.
     Item     Security Ownership of Certain Beneficial Owners and
       12.      Management................................................   62
     Item     Certain Relationships and Related Transactions..............   62
       13.
PART IV...................................................................   63
     Item     Exhibits, Financial Statement Schedules and Reports on Form
       14.      8-K.......................................................   63

                              EXCO RESOURCES, INC.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     EXCO Resources, Inc. is an independent oil and natural gas company. We have been engaged in the oil and natural gas business since 1955. We currently conduct our primary operations in Texas, Louisiana and Mississippi and also operate or own non-operated interests and overriding royalty interests in wells in Colorado, Kansas, Mississippi, Nebraska, New Mexico, North Dakota, Oklahoma and Wyoming. In December 1997, our current management bought a controlling interest in us and redirected our business strategy. We focus on acquiring, developing and exploiting properties which already produce oil or natural gas or are capable of producing oil or natural gas.

     We have financed our acquisition, exploration, exploitation and development expenditures primarily through cash flow from operations, bank borrowings, equity capital from the private sale of stock and funds from industry partners. We concentrate on acquiring producing properties with additional development and exploitation potential. We expect to use a combination of debt and equity financing to fund these acquisitions.

     We prefer to act as operator of the oil and natural gas properties and prospects in which we own an interest. The operator of oil and natural gas properties:

     - supervises production;

     - maintains production records;

     - employs field personnel to oversee the general operations of the properties;

     - performs other functions required for the production of oil and natural gas; and

     - monitors performance, both operating and financial, necessary to optimize cash flows derived from the properties.

     Industry Language

     The oil and natural gas industry uses specialized language to refer to assets and property interests. The following is a brief explanation of industry terms we use in this annual report. We believe this explanation will help you understand our operations, risks and strategies. Other technical terms are defined in a "Glossary" located at page 24.

     We use five different terms to describe the status of our oil and natural gas wells. A "development well" is a well drilled with the intent to install permanent equipment that will produce oil or natural gas in a known oil or natural gas reservoir. An "exploratory well" is a well drilled to find and produce oil or natural gas in an area that is not known to be an oil or natural gas reservoir, or a well drilled to extend a known reservoir. A "producing well" (also called a production well or a productive well) refers to a well that is currently producing oil or natural gas or that is capable of production. A "dry hole" is an exploratory or development well that is incapable of producing oil or natural gas in sufficient quantities to justify completion of the well. Finally, a "completed well" refers to a well with permanent equipment for oil or natural gas production installed, or refers to a dry hole that has been reported to the appropriate agency as abandoned.

     When we count our wells, we use the terms "gross wells" and "net wells." "Gross" refers to the total number of physical wells we hold any working interest in without adjustment to reflect our actual percentage of ownership. A "working interest" refers to a type of operating interest that gives us the right to drill, produce and conduct operating activities on a property and also gives us a right to a share of production, subject to our costs and other parties' interests. "Gross wells" refers to the total number of physical wells that we hold any working interest in, regardless of whether our percentage interest is extremely small or almost exclusive. "Net" refers to our gross interest that has been adjusted downward to reflect only the actual working interests we own. A "net well" is not a physical well, but is actually a concept that reflects the actual total working interests we hold in all wells. We compute the number of net wells we own by totaling the percentage interests we hold in all our gross wells.

     We use the terms "developed" and "undeveloped acreage" to describe the nature of our oil or natural gas properties. "Developed acreage" are those acres spaced or assignable to producing wells. "Undeveloped acreage" are those acres that do not currently have completed wells capable of producing commercial quantities of oil or natural gas, regardless of whether the acreage contains proved reserves. We characterize our working interests in acreage in terms of "gross acres" and "net acres." We have a "gross acre" when we own any working interest in any developed or undeveloped acreage. A "net acre" is not a tangible acre, but is instead a concept that reflects the actual total working interests we hold in our gross acreage after subtracting all other parties' working interests. We determine our net acreage by totaling the percentages of working interests we hold in all our gross acreage.

     "Reserves" describes our oil and natural gas reservoirs within current developed and undeveloped acreage. "Proved reserves" refers to the estimated quantities of oil, natural gas and natural gas liquids (NGLs) that we may be able to recover in the future from known reservoirs.

     Our proved reserves are derived from geological data and engineering data that estimate with reasonable certainty the quantities of oil, natural gas and NGLs that will be recoverable under existing economic and operating conditions. We further characterize our proved reserves as "proved developed reserves" and "proved undeveloped reserves." "Proved developed reserves" are proved reserves that are recoverable from known oil or natural gas reservoirs with existing equipment and operating methods. "Proved undeveloped reserves" are proved reserves requiring a relatively large development expense to make them recoverable from existing wells, or are proved reserves located in our undeveloped acreage.

DEVELOPMENTS DURING 2000

     We bought our stock from shareholders who owned less than 100 shares.

     On January 15, 2000, we commenced an odd-lot stock repurchase program. The program was originally scheduled to end on March 15, 2000, but was then extended to May 15, 2000, by our board of directors. We offered $8.50 per share to any record or beneficial shareholder who owned less than 100 shares of our common stock. The price was determined based upon a number of factors, including trading prices for our common stock over the prior 12 months and our desire to maximize the response to the offer in order for us to achieve our goal of reducing shareholder communication expenses. The record date to determine eligible shareholders was December 31, 1999, and on that date we had approximately 1,400 odd-lot shareholders who owned 17,215 shares. We purchased a total of 10,446 shares for $88,791 from approximately 560 odd-lot shareholders.

     We entered into an amended and restated credit agreement with our banks.

     On September 22, 2000, we entered into an amended and restated credit agreement with Bank of America, N.A., as administrative agent, Bank One, Texas, N.A., as syndication agent, and a syndicate of banks as lenders. For information regarding the September 2000 amended and restated credit agreement please review "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Our Liquidity and Capital Resources."

     We acquired oil and natural gas properties in Val Verde County, Texas.

     On February 25, 2000, we purchased interests in 21 producing natural gas wells located in Val Verde County, Texas from RVC Energy, Inc. We became operator of 18 of the wells. The Val Verde County properties include approximately 5,330 gross and 3,370 net developed acres and approximately 2,030 gross and 510 net undeveloped acres. As of December 31, 2000, total proved reserves net to our interest were estimated to include 19.9 Bcf of natural gas, using year end prices. For more information regarding this acquisition please review Note 10. of the notes to our consolidated financial statements included in this annual report.

     We acquired natural gas properties in Pecos County, Texas.

     On March 24, 2000, Humphrey-Hill, L.P., a Texas limited partnership (renamed Pecos-Gomez, L.P., effective April 14, 2000), acquired oil and natural gas properties located in Pecos County, Texas from the Nebraska Public Gas Agency. On March 24, 2000, the partnership was owned 50% by Taurus Acquisition, Inc. as a limited partner, 49% by private investors as limited partners and 1% by us as general partner. Taurus is our wholly owned subsidiary. The properties include 8 gross and 4.25 net producing wells. We are the operator of 5 of the wells acquired in the transaction. The Pecos County properties include approximately 4,600 gross and 2,220 net developed acres and approximately 640 gross and 540 net undeveloped acres. As of December 31, 2000, the Pecos County properties were estimated to contain total proved reserves net to our interest of 13.1 Bcf of natural gas, using year end prices. For more information regarding this acquisition please review Note 10. of the notes to our consolidated financial statements included in this annual report.

     Limited Partnership Agreement. EXCO, Taurus and the other investors formed the partnership. As of December 31, 2000, the partners have shared ratably in the profits and losses of the partnership. The partnership's principal business purpose is the management and development of the Pecos County properties.

     Effective April 14, 2000, the Humphrey-Hill partners approved the transfer of Taurus' 50% partnership interest to EXCO (Delaware), Inc., a Delaware corporation. EXCO (Delaware) is our wholly owned subsidiary. Also effective April 14, 2000, the partnership name was changed to Pecos-Gomez, L.P. Effective May 16, 2000, EXCO (Delaware), Inc. purchased an additional 4.13742% interest in Pecos-Gomez, L.P., increasing EXCO (Delaware), Inc.'s total limited partnership interest to 54.13742%. We still own a 1% general partnership interest in Pecos-Gomez, L.P.

     We manage Pecos-Gomez, L.P. as general partner. The following actions require consent of partners holding at least 70% of the partnership interests: merger; sale of all of the partnership's assets; liquidation; conversion of the legal form of the entity to another form; or amendment of the partnership agreement to change any minority partnership interest protection.

     We capitalized the partnership with $3.5 million of equity capital, all of which was applied to fund the purchase of the Pecos County properties. Upon execution of the partnership agreement, the partners agreed that the value of the partnership's purchase agreement was approximately $3.4 million. This value was allocated entirely to the capital accounts of the three private investors who initially formed the partnership and arranged the purchase agreement with the Nebraska Public Gas Agency. Accordingly, the partnership's full cost pool has been increased by $3.4 million. This value will be amortized over the economic reserve life of the Pecos County properties. The partnership also arranged the credit facility (discussed in greater detail in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Our Liquidity and Capital Resources)" through Bank of America, N.A. to fund a portion of the Pecos County properties acquisition and to fund additional development drilling of the properties.

     We acquired oil and natural gas properties in various states from Central Resources, Inc.

     On September 22, 2000, we acquired interests in 1,890 wells located in Texas, New Mexico, Louisiana, Colorado, Nebraska, Mississippi, Oklahoma, Kansas and Wyoming from Central Resources, Inc. Of the 1,890 wells, 571 wells were water injection wells involved in secondary recovery waterflood projects. As of October 2000, we operated 190 of these producing oil and natural gas wells. The Central Resources, Inc. properties include approximately 128,200 gross and 57,510 net developed acres and approximately 38,480 gross and 16,630 undeveloped acres. As of December 31, 2000, estimated total proved reserves net to our interest included 9.7 million Bbls of oil and NGLs and 40.7 Bcf of natural gas. For more information regarding this acquisition please review Note 10. of the notes to our consolidated financial statements included in this annual report.

INVESTMENT CONSIDERATIONS AND RISK FACTORS

     Forward-Looking Statements

     The statements regarding our future financial and operating performance and results, and market prices and future hedging activities, and other statements that are not historical facts contained in this report are forward-looking statements. We use the words "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend," "plan," "budget," or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they: discuss future expectations; contain projections of results of operations or of our financial conditions; and/or state other "forward-looking" information. These statements also involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of oil and natural gas, results for future drilling and marketing activity, future production and costs, and other factors discussed in this report and in our other SEC filings. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or over which we have no control. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this annual report. The risk factors noted in this section and other factors noted throughout this annual report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those included in this document.

     Our revenue depends on oil and natural gas prices which fluctuate.

     Our future financial condition and results of operations depend upon the prices we receive for our oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are also beyond our control. Factors that affect the prices we receive for our oil and natural gas include:

     - the level of domestic production;

     - the availability of imported oil and natural gas;

     - actions taken by foreign oil and natural gas producing nations;

     - the availability of transportation systems with adequate capacity;

     - the availability of competitive fuels;

     - fluctuating and seasonal demand for oil and natural gas;

     - conservation and the extent of governmental regulation of production;

     - weather;

     - foreign and domestic government relations;

     - the price of domestic and imported oil and natural gas; and

     - the overall economic environment.

Currently, oil and natural gas prices are at historically high levels and our oil and natural gas reserves have been valued at this pricing. A substantial or extended decline in oil and/or natural gas prices may have a material adverse effect on the estimated value of our oil and natural gas reserves, and on our financial position, results of operations and access to capital. Our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms substantially depends upon oil and natural gas prices.

     Hedging our production may cause us to forego future profits.

     To reduce our exposure to changes in the prices of oil and natural gas, we have entered into and may in the future enter into hedging arrangements for a portion of our oil and natural gas production. The hedges that we have entered into generally provide a fixed price paid for our oil and natural gas production over a period of time. Hedging arrangements may expose us to the risk of financial loss in some circumstances, including the following:

     - the other party to the hedging contract defaults on its contract obligations; or

     - there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

     Reduced revenues resulting from our hedging activities could have an adverse effect on our financial condition and operations. For the year ended December 31, our revenues were reduced by approximately $1.1 million as a result of our existing hedge contracts. We may have to make additional payments under these contracts in the future depending on the difference between actual and hedged prices of oil and natural gas. In addition, these hedging arrangements may limit the benefit we would otherwise receive from increases in the prices for oil and natural gas. For more information about our hedging risks, please review "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

     Our liquidity may be reduced by future net losses.

     We had net losses of $511,000 for the year ended December 31, 1998. Though we have not experienced annual net losses since 1998, we may incur net losses in the future, and these losses may be substantial. Consequently, our liquidity may be reduced, and we may be unable to raise capital. If our ability to raise capital is impaired then we may be unable to implement our current business strategy.

     We may be unable to acquire or develop additional reserves.

     Our future success as an oil and natural gas producer, as is generally the case in the industry, depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are profitable. Factors which may hinder our ability to acquire additional oil and natural gas reserves include competition, access to capital, prevailing oil and natural gas prices and the number of properties for sale. If we are unable to conduct successful development activities or acquire properties containing proved reserves, our proved reserves will generally decline as they are produced. We cannot assure you that we will be able to locate additional reserves or that we will drill economically productive wells or acquire properties containing proved reserves.

     We cannot assure you that we will be successful in managing our growth.

     The success of our future growth will depend on a number of factors, including:

     - our ability to timely explore, develop and exploit acquired properties;

     - our ability to continue to attract and retain skilled personnel;

     - our ability to continue to expand our technical, operational and administrative resources; and

     - the results of our drilling program.

     Our growth could strain our financial, technical and administrative resources. Our failure to successfully manage our growth could adversely affect our operations and net revenues through increased operating costs and revenues that do not meet our expectations.

     We may encounter marketing obstacles.

     Our future ability to market our oil and natural gas production will depend upon the availability and capacity of natural gas gathering systems and pipelines and other transportation facilities. With the exception of a few small gathering systems, we do not currently operate our own pipelines or transportation facilities, thus we are dependent on third parties to transport our products.

     We may not identify all risks associated with the acquisition of oil and natural gas properties.

     Generally, it is not feasible for us to review in detail every individual property involved in an acquisition. Our business strategy includes focused acquisitions of producing oil and natural gas properties. Any future acquisitions will require an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental hazards and other liabilities and other similar factors. Ordinarily, our review efforts are focused on the higher-valued properties. However, even a detailed review of these properties and records may not reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. We do not inspect every well. Potential problems, such as mechanical integrity of equipment and environmental conditions that may require significant remedial expenditures, are not necessarily observable even when we do inspect a well. Even if we identify problems, the seller may be unwilling or unable to provide effective contractual protection against all or part of these problems. We cannot assure you that newly acquired oil and natural gas properties will be successfully integrated into our operations or will achieve desired profitability.

     We may incur significant debt in the future which we may be unable to repay.

     Our level of indebtedness in the future may affect our operations in the following ways:

     - a substantial portion of our cash flow from operations may be dedicated to the payment of interest and principal on our indebtedness and would not be available for other purposes;

     - the covenants contained in our credit agreement require us to meet financial tests and other restrictions, thus limiting our ability to borrow additional funds, to grant liens and to dispose of assets and will affect our flexibility in planning for and reacting to changes in our business, including possible acquisition activities; and

     - our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

     Our ability to meet future debt service obligations depends upon our future economic performance. If we fail to generate sufficient operating cash flow, we may be required to obtain financing from either the sale of assets or equity securities, or from other debt financing in order to repay our debt. We may not be able to obtain financing on terms acceptable to us.

     We may be unable to obtain additional financing to implement our growth strategy.

     The growth of our business will require substantial capital on a continuing basis. Because we pledged substantially all of our assets as collateral for our credit agreement, it may be difficult for us in the foreseeable future to obtain financing on an unsecured basis or to obtain secured financing other than purchase money indebtedness. We may be unable to obtain additional capital on satisfactory terms and conditions. Thus, we may lose opportunities to acquire oil and natural gas properties and businesses. We may incur additional indebtedness or issue potentially dilutive additional equity securities. We also may utilize the capital that we expect to be available for our present operations to implement our growth strategy. Any future capital requirements will depend upon a number of factors, including: drilling, transportation, and equipment costs; marketing expenses; staffing levels and competitive conditions; and any purchases or dispositions of assets. Our failure to obtain any required additional financing may have a material adverse effect on our growth, cash flow and earnings.

     We may be unable to overcome risks associated with our drilling activity.

     Our drilling involves numerous risks, including the risk that we will not encounter commercially productive oil or natural gas reservoirs. We must incur significant expenditures to identify and acquire properties and to drill and complete wells. The cost of drilling and completing wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors that include unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. Because we use 3-D seismic or other advanced technology to explore, we may incur greater pre-drilling expenditures than traditional drilling strategies. We may be unsuccessful in our future drilling activities.

     We cannot control the development of a significant portion of our properties because our interests are in the form of non-operated working interests.

     A portion of our oil and natural gas property interests are in the form of non-operated working interests. As a result, the success and timing of our drilling and development activities on those properties operated by others depends upon a number of factors outside of our control, including:

     - the timing and amount of capital expenditures;

     - the operator's expertise and financial resources;

     - the approval of other participants in drilling wells; and

     - the selection of suitable technology.

     If the operators of these properties do not conduct drilling and development activities on these properties, then our results of operations may be adversely affected.

     Our estimates of oil, natural gas and NGL reserves involve inherent uncertainty.

     Numerous uncertainties are inherent in estimating quantities of proved oil, natural gas and NGL reserves, including many factors beyond our control. This annual report contains an estimate of our proved oil, natural gas and NGL reserves and the estimated future net cash flows and revenue generated by the proved oil, natural gas and NGL reserves. These estimates are based upon reports of our independent petroleum engineers. These reports rely upon various assumptions, including assumptions required by the by the SEC, as to constant oil, natural gas and NGL prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. These reports should not be construed as the current market value of our estimated proved reserves. The process of estimating oil, natural gas and NGL reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, these estimates are an inherently imprecise evaluation of reserve quantities and future net revenue. Our actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil, natural gas and NGL reserves may vary substantially from those we have assumed in the estimate. Any significant variance in our assumptions could materially affect the estimated quantity and value of reserves described in this annual report. In addition, our reserves may be revised downward or upward, based upon production history, results of future exploitation and development activities, prevailing oil and natural gas prices and other factors. Currently, prices for oil and natural gas are at historically high levels, as a result, our reserve estimates may be overstated using year end pricing.

     We are exposed to operating hazards and uninsured risks.

     Our operations are subject to the risks inherent in the oil and natural gas industry, including the risks of:

     - fire, explosions, and blowouts;

     - pipe failure;

     - abnormally pressured formations; and

     - environmental accidents such as oil spills, gas leaks, ruptures or discharges of toxic gases, brine or well fluids into the environment (including groundwater contamination).

     These events may result in substantial losses to us from:

     - injury or loss of life;

     - severe damage to or destruction of property, natural resources and equipment;

     - pollution or other environmental damage;

     - clean-up responsibilities;

     - regulatory investigation; and

     - penalties and suspension of operations.

As is customary in our industry, we maintain insurance against some, but not all, of these risks. We cannot assure you that our insurance will be adequate to cover these losses or liabilities. Further, we cannot predict the continued availability of insurance, or availability of insurance at commercially acceptable premium levels. We do not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events may have a material adverse effect on our financial condition and operations.

     From time to time, the producing wells we own an interest in have experienced reduced or terminated production. These curtailments are due primarily to contract terms, pipeline interruption and weather conditions, and may last from a few days to longer than several months. We are not currently experiencing any material curtailment on our production.

     We may writedown our asset values.

     Under current accounting rules, we may be required to writedown the value of our oil and natural gas properties if the present value of the future cash flows from our oil and natural gas properties falls below the net book value of these properties. This writedown would affect our earnings and net worth, and may result in a covenant violation under our credit agreement.

     Our stock price may be volatile due to small public float.

     Because the number of shares of our common stock held by the public is relatively small, the sale of a substantial number of shares of the common stock, or conversion of another security into a substantial number of shares of our common stock in a short period of time may adversely affect the market price of the common stock. Directors and officers held approximately 20% of our outstanding common stock at March 16, 2001.

     We do not pay dividends on our common stock.

     We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our credit agreement currently prohibits the payment of dividends on our common stock. Our common stock is not a suitable investment for persons requiring current income.

     Our articles of incorporation or a possible issuance of preferred stock may prevent a takeover attempt that you may favor.

     Provisions in our restated articles of incorporation effective September 11, 1996, may delay, defer or prevent a tender offer or takeover attempt that you may consider to be in the best interest of our shareholders, including attempts that might result in a premium to be paid over the market price for the stock held by our shareholders. Our articles of incorporation permit our board to issue up to 10,000,000 shares of preferred stock and to establish, by resolution, one or more series of preferred stock and to establish the powers, designations, preferences and relative, participating, optional or other special rights of each series of preferred stock. The preferred stock may be issued on terms that are unfavorable to the holders of our common stock, including the grant of superior voting rights, the grant of preferences in favor of preferred shareholders in the payment of dividends and upon our liquidation and the designation of conversion rights that entitle holders of our preferred stock to convert their shares into common stock on terms that are dilutive. The issuance of preferred stock may make a takeover or change in control of us more difficult. We do not intend to use the provisions of the articles of incorporation to delay, defer or prevent a tender offer or takeover attempt.

     Our business depends on a limited number of key personnel.

     We are substantially dependent upon the skills of two key individuals within our management, Mr. Douglas H. Miller and Mr. T. W. Eubank. Both individuals have experience in acquisitions, financing and restructuring oil and natural gas companies. The loss of the services of either one of these individuals may adversely impact us.

BUSINESS STRATEGY

     We intend to become a leading independent oil and natural gas acquisition, exploitation and production company. We plan to achieve asset, revenue and cash flow growth as a result of the acquisition and further development of producing oil and natural gas properties by implementing the following business strategies:

     - Acquire and Enhance Producing Oil and Natural Gas Properties. We plan to take advantage of opportunities that currently exist in the United States and Canada to acquire producing oil and natural gas properties. We continue to focus our acquisition activities onshore in the mid-continent region of the United States to complement our existing properties and operations; however, we plan to review potential acquisitions in other regions of the United States and Canada if they represent an opportunity for exploration and development potential. We believe that numerous opportunities exist for us to acquire additional energy assets and to enhance the value of these assets through improved operating practices and by developing reserve potential.

     - Emphasize Exploitation and Development Activities. We plan to exploit existing oil and natural gas properties and to conduct development evaluation and drilling on our oil and natural gas properties. We intend to concentrate on enhancement opportunities from activities such as infill drilling, recompletions, secondary recovery projects, repairs and equipment changes. We may participate, from time to time, in a limited number of exploratory wells.

     - Corporate Efficiencies. We plan to maximize corporate efficiencies through the development and operation of a larger asset base with the potential to limit increases in overhead in the future while operating an expanded asset base.

     - Financial Management. We will continue to analyze our existing capital structure and financing requirements for future acquisitions and development to maintain appropriate levels of debt and equity.

     - Technology. We plan to increase exploitation efforts, focusing on established geological trends where we can employ geological, geophysical and engineering expertise. We utilize 3-D seismic and other drilling technologies.

     In 2000, we evaluated approximately 91 acquisition opportunities with an aggregate estimated market value of over $2.0 billion. We made offers on properties totaling more than $1.1 billion and successfully completed the purchase of approximately $66.3 million of oil and natural gas properties and related assets. Offers varied in amounts from less than $10,000 to $236 million. We intend to pursue large acquisitions that will have a significant impact on our growth and smaller projects that have the potential for high levels of profitability. We prefer to acquire properties with shallow production, which offer lower geologic and mechanical risk of operations. In evaluating prospective acquisitions, we generally focus on estimates of future cash flows, rates of return and net present values expected to be generated by the acquired properties.

RECENT DEVELOPMENTS SINCE DECEMBER 31, 2000

     We entered into the first amendment to our amended and restated credit agreement.

     On March 7, 2001, we entered into the first amendment to our amended and restated credit agreement. The first amendment provides for an increase in our borrowing base from $45 million to $60 million. On March 16, 2001, we had approximately $4.3 million available for borrowing under this credit agreement.

     We acquired oil and natural gas properties in Texas and Oklahoma.

     On March 8, 2001, we acquired oil and natural gas assets from STB Energy, Inc., a wholly owned subsidiary of Hilton Petroleum, Ltd. The assets are principally located in our core production areas of Texas and Oklahoma. As of January 1, 2001, total proved reserves net to our interest included 694,000 Bbls of oil and NGLs, and 9.5 Bcf of natural gas. We paid the adjusted purchase price of approximately $14.8 million cash from borrowings under our credit agreement. The effective date of the acquisition was January 1, 2001.

     We signed a preacquisition agreement regarding our proposed acquisition of Addison Energy, Inc.

     On February 21, 2001, we entered into a preacquisition agreement to acquire Addison Energy, Inc., a private oil and gas company based in Calgary, Alberta, Canada. We currently contemplate initiating a tender bid for all of the outstanding shares of common stock in late March 2001. It is expected that the tender bid will close in April 2001. Should any shares of common stock not be tendered, we will undertake an amalgamation which will cause the remaining shares to be cancelled in exchange for the same cash per share paid in the tender bid. All outstanding options will also be cancelled for cash. Upon completion of these steps, Addison Energy, Inc. will become our indirect wholly-owned subsidiary.

     The completion of the acquisition is subject to further negotiations and the signing of definitive agreements by both parties. The preacquisition agreement includes various representations and warranties of both parties and also includes specific conditions to the completion of the acquisition. In addition, both parties have agreed to pay a break-up fee of Cdn $4.0 million upon the occurrence of specific events.

     Both company's boards have approved the transaction, and shareholders owning approximately 79.7% of Addison's shares have entered into lock-up agreements with us relating to the acquisition. We are also completing negotiations with Addison's management on the terms of their continued participation.

     As of January 1, 2001, we valued Addison's oil and natural gas assets at approximately $51.5 million (Cdn $79.2 million). After adjustments for working capital and long-term debt, Addison's shareholders are expected to receive approximately $45 million (Cdn $68.5 million) for their stock, or approximately Cdn $6.62 per share.

     The Addison properties include 99 gross producing wells, all located in Alberta, with an estimated average working interest of 89%. The Addison properties include approximately 34,790 gross and 29,750 net developed acres and approximately 25,990 gross and 20,630 net undeveloped acres. As of December 31, 2000, the Addison properties were estimated to contain total proved reserves net to Addison's interest of approximately 877,000 barrels of oil, 36.8 Bcf of natural gas, and 1.2 million barrels of NGLs.

     We believe western Canada provides unique opportunities to continue our acquisition and development drilling strategy. We believe that there are not as many companies competing for acquisitions of producing properties in western Canada as is the case in the United States. Addison's management has been successful at executing an acquisition, exploitation and development strategy similar to ours. We intend to use Addison and its management team to implement our strategy in Canada.

OUR EXPLOITATION AND DEVELOPMENT ACTIVITIES

     We made exploitation and development expenditures of $257,000, $1.1 million and $847,000 during the years ended December 31, 1998, 1999 and 2000, respectively. We made net acquisition expenditures of $6.8 million, $13.6 million and $66.3 million during the years ended December 31, 1998, 1999 and 2000, respectively. Our ability to continue to fund our exploitation and development activities depends upon cash flow and our ability to secure the necessary financing for these activities.

OUR OPERATING ACTIVITIES

     As of December 31, 2000, we were the operator of 370 gross (220.8 net) wells, which represented approximately 23% of the gross wells and 52% of the net wells in which we had an interest on that date. The remainder of the wells we had an interest in on December 31, 2000, are operated by third party operators. The wells that we currently operate are located in Texas, Louisiana, Mississippi, New Mexico, Nebraska, Wyoming, Kansas, Colorado and Oklahoma. Although we prefer to operate and manage most of our properties and drilling activities, our wells are drilled by independent drilling contractors.

OUR OIL, NATURAL GAS AND NGL PROPERTIES

     The following table sets forth the fields where we have significant oil, natural gas and NGL properties, and information as of December 31, 2000, with respect to each of the fields (in thousands except well information):

                                                                                                            YEAR ENDED
                                                                                                         DECEMBER 31, 2000
                                     WELLS                        PROVED RESERVES                          NET SALES(1)
                                 ---------------------------------------------------------------------------------------------
                                                                                        PERCENTAGE
                                                                                            OF
                                                  OIL      GAS      NGL       TOTAL     EQUIVALENT    OIL       GAS      NGL
                                 GROSS    NET    (BBLS)   (MCF)    (BBLS)   (MCFE)(2)    RESERVES    (BBLS)    (MCF)    (BBLS)
                                 ---------------------------------------------------------------------------------------------
Vinegarone Field...............    23     10.6       --   19,868     --       19,868       11.6%        --    1,048.6      --
Gomez Field....................     8      2.3       --   13,059     --       13,059        7.6%        --      579.6      --
Black Lake Field...............    35     27.8      231    5,946    465       10,122        5.9%      53.4    1,313.2    89.1
Tiger Field....................     4      3.5    2,053    5,629     --       17,947       10.5%      15.0       42.1      --
West Nancy Field...............     7      5.9    1,474    1,209     --       10,053        5.9%      31.0       25.9      --
South Pecan Lake Field.........     9      8.1       74    3,785     --        4,229        2.5%       3.5       16.0      --
Other..........................  1,514   369.5    8,546   44,948     --       96,224       56.0%     329.6      956.2      --
                                 ---------------------------------------------------------------------------------------------
        TOTAL..................  1,600   427.7   12,378   94,444    465      171,502      100.0%     432.5    3,981.6    89.1
                                 =============================================================================================

---------------

(1) Reflects sales based on production beginning in the month of the acquisition for those properties acquired during the year.

(2) Mcfe -- Thousand cubic feet equivalent calculated by converting 1 Bbl of oil and NGLs to 6 Mcf of natural gas.

     Vinegarone Field

     The Vinegarone Field is a prolific natural gas field located in Val Verde County, Texas. We hold working interests ranging from 25% to 100%. We operate 20 of the 23 producing wells in which we have an interest. The wells produce from the Strawn formation at depths between 10,000 and 10,500 feet.

     Gomez Field

     The Gomez Field is a natural gas field located in Pecos County, Texas. We operate five of the eight producing wells (2.34 net) in which we have a working interest and we hold working interests ranging from 22.6% to 44.7%. The working interests represent our 55% holding in a joint venture. Production is primarily from the Ellenburger formation at depths of approximately 22,000 feet. One well produces from the Devonian formation at 17,000 feet.

     Black Lake Field

     The Black Lake Field is an oil and natural gas field located in Natchitoches Parish, Louisiana. The field produces oil, condensate, natural gas and NGLs from the Pettit Lime formation at depths between 7,800 and 8,100 feet and is productive in over 19,000 acres. The field was discovered in 1964 and unitized prior to the start of production in 1966. Cumulative production is over
1.1 trillion cubic feet of natural gas and 120 million Bbls of oil. We purchased a 79.4% working interest in the field and currently serve as the unit operator. Field production facilities include gas compression equipment, a natural gas treating plant to remove carbon dioxide from the gas stream, and a refrigerated gas plant that recovers NGLs from the gas stream. The field facilities also include a 75 Mmcf per day cryogenic gas plant that is currently idle.

     Tiger Field

     The Tiger Field is a prolific oil and natural gas field located in Jones County, Mississippi. We acquired an 88.3% working interest in this field in 2000. We operate four gross and 3.53 net wells that produce from the Hosston and Cotton Valley formations at depths between 14,300 and 15,400 feet.

     West Nancy Field

     The West Nancy Field is an oil and natural gas field located in Clarke County, Mississippi. We acquired working interests ranging from 68% to 90% in 2000. We operate seven gross and 5.86 net wells in this field. West Nancy Field produces from the Upper Smackover and Buckner formations at depths between 13,700 and 13,950 feet.

     South Pecan Lake Field

     The South Pecan Lake Field is an oil and natural gas field located in Cameron Parish, Louisiana. We acquired a 90% working interest in 2000, and operate nine gross and 8.1 net producing wells in this field. South Pecan Lake Field produces from multiple formations at depths between 7,000 and 16,000 feet.

     Other

     The other category consists of numerous unconcentrated fields located in Colorado, Kansas, Louisiana, Mississippi, Nebraska, New Mexico, North Dakota, Oklahoma, Texas and Wyoming.

TITLE TO OUR PROPERTIES

     When we acquire developed properties, we conduct a title investigation. However, when we acquire undeveloped properties, as is common industry practice, we conduct little or no investigation of title other than a preliminary review of local mineral records. We do conduct title investigations and, in most cases, obtain a title opinion of local counsel before we begin drilling operations. We believe that the methods we utilize for investigating title prior to acquiring any property are consistent with practices customary in the oil and natural gas industry and that our practices are adequately designed to enable us to acquire good title to properties. However, some title risks cannot be avoided, despite the use of customary industry practices.

     Our properties are generally burdened by:

     - customary royalty and overriding royalty interests;

     - liens incident to operating agreements; and

     - liens for current taxes and other burdens and minor encumbrances, easements and restrictions.

We believe that none of these burdens either materially detract from the value of our properties or materially interfere with property use in the operation of our business. Substantially all of our properties are pledged as collateral under our credit facility.

OUR OIL, NATURAL GAS AND NGL RESERVES

     On December 31, 2000, our oil, natural gas and NGL reserves included direct working interests in 1,600 wells in the states of Texas, Louisiana, Oklahoma, Mississippi, New Mexico, Nebraska, Kansas, Wyoming, Colorado and North Dakota, as well as overriding royalties in an additional 27 wells in Texas, Louisiana, Mississippi, Oklahoma and New Mexico. Included in our well count are 4 wells located offshore in the Gulf of Mexico. On December 31, 2000, approximately 73% of the present value of the estimated future net revenues attributable to our properties were attributable to proved developed reserves and approximately 27% were attributable to proved undeveloped reserves. In addition, approximately 43% of the proved reserves were attributable to oil, approximately 55% were attributable to natural gas, and approximately 2% were attributable to NGLs on a Mcfe basis as discussed below.

     The following table summarizes our proved reserves on December 31, 2000, and was prepared according to the rules and regulations of the SEC:

                                PROVED RESERVES
                               DECEMBER 31, 2000

                                                      OIL(BBLS)   GAS(MCF)   NGL(BBLS)   MCFE(1)
                                                      ------------------------------------------
                                                                    (In thousands)
Proved developed....................................     8,148     66,497       465      118,175
Proved undeveloped..................................     4,230     27,947        --       53,327
                                                      ------------------------------------------
          TOTAL.....................................    12,378     94,444       465      171,502
                                                      ==========================================

---------------

(1) Mcfe -- Thousand cubic feet equivalent calculated by converting 1 Bbl of oil and NGLs to 6 Mcf of natural gas.

     A significant portion of the value of our proved undeveloped reserves are in the Tiger, Mikes Draw, West Nancy, Vinegarone, Big Foot, Pecos Slope, South Pecan Lake, Pachuta Creek and Gomez fields. We must incur costs and undertake risks associated with drilling and workover operations to recover these reserves.

     The reserve estimates presented as of December 31, 2000, have been prepared by Lee Keeling and Associates, Inc., independent petroleum engineers, Tulsa, Oklahoma, and are a part of their report on our oil and natural gas properties. Estimates of oil, natural gas and NGL reserves are projections based on engineering data and are forward-looking in nature. Because of the uncertainties inherent in the interpretation of this data, we cannot ensure that the reserves will ultimately be realized. Our actual results could differ materially. See
Note 14. of the notes to our consolidated financial statements included in this annual report for additional information regarding our oil, natural gas and NGL reserves, including the present value of future net revenues. Lee Keeling and Associates, Inc. also prepared our reserve estimates as of December 31, 1996, 1997, 1998 and 1999.

WE HAVE NOT REPORTED RESERVES TO OTHER AGENCIES

     As of December 31, 2000, our estimates of oil, natural gas and NGL reserves have not been filed with or included in reports to any federal authority or agency other than the SEC.

OUR PRODUCTION

     The following table summarizes for the periods indicated, our revenues, net production of oil, natural gas and NGLs sold, the average sales price per unit of oil (Bbl), natural gas (Mcf) and NGLs (Bbl) and costs and expenses associated with the production of oil, natural gas and NGLs:

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                             1998         1999          2000
                                                            -----------------------------------
                                                              (In thousands, except per unit
                                                                         amounts)}
Sales:
  Oil:
     Revenue..............................................  $   634      $ 3,711      $  11,846
     Production sold (Bbls)...............................     52.7        208.2          432.5
     Average sales price per Bbl..........................  $ 12.01      $ 17.83      $   27.39
  Natural Gas:
     Revenue..............................................  $   751      $ 1,583      $  14,830
     Production sold (Mcf)................................    412.1        764.8        3,981.6
     Average sales price per Mcf..........................  $  1.82      $  2.07      $    3.72
  Natural Gas Liquids:
     Revenue..............................................  $    --      $    --      $   2,193
     Production sold (Bbls)...............................       --           --           89.1
     Average sales price per Bbl..........................  $   N/A      $   N/A      $   24.60
Costs and Expenses:
  Production cost per Mcfe................................  $  1.08      $  1.18      $    1.33
  Depreciation, depletion and amortization per Mcfe.......  $  0.64      $  0.72      $    0.70

     Our total oil, natural gas and NGL revenues for the year ended December 31, 2000, increased 445% from the prior year primarily due to increases in production volumes resulting from acquisitions we completed during 2000, as well as higher oil and natural gas prices. Our average sales price per barrel of oil increased $9.56, a 54% increase, and our average sales price per Mcf of natural gas increased $1.65, an 80% increase, from prices for the year ended December 31, 1999. We did not sell any NGLs during 1999.

     Our total oil and natural gas revenues for the year ended December 31, 1999, increased 282% from the prior year primarily because of increases in production volumes resulting from acquisitions we completed during 1999, and higher oil and natural gas prices. Our average sales price per barrel of oil increased $5.81, a 48% increase, and our average sales price per Mcf of natural gas increased $.25, a 14% increase, from prices for the year ended December 31, 1998. We did not sell any NGLs during 1998 or 1999.

     The net production we reported in the preceding table only includes revenue, production, production costs, and sales prices for our share of the oil, natural gas and NGLs after payment of royalties, if any. For the year ended December 31, 2000, our oil production was 108% higher and our natural gas production was 421% higher than for the year ended December 31, 1999. On a Mcfe basis, our total production for the year ended December 31, 2000, increased 253% from the year ended December 31, 1999. Our oil production for the year ended December 31, 1999, was 295% higher and our natural gas production was 86% higher than for the year ended December 31, 1998. On a Mcfe basis, our total production for the year ended December 31, 1999, increased 177% from the year ended December 31, 1998. We did not produce any NGLs in 1998 or 1999.

OUR INTEREST IN PRODUCTIVE WELLS

     The following table sets forth our interest in productive wells (producing wells and temporarily shut-in wells) on December 31, 2000. The number of total gross oil and natural gas wells excludes any multiple completions. On December 31, 2000, we owned a 75% working interest in one well that was being completed.

                                                       GROSS WELLS             NET WELLS
                                                   -------------------   ---------------------
                                                    OIL    GAS   TOTAL    OIL     GAS    TOTAL
                                                   -------------------   ---------------------
Colorado.........................................     27     1      28     8.4     0.6     9.0
Kansas...........................................     15    14      29    11.3     9.4    20.7
Louisiana........................................     37    30      67    26.4    18.5    44.8
Mississippi......................................     51     1      52    35.1     0.9    36.0
Nebraska.........................................     47     2      49    20.7     0.8    21.4
New Mexico.......................................     91    83     174     3.4    26.1    29.5
North Dakota.....................................      2    --       2     0.1      --     0.1
Oklahoma.........................................     38    28      66    33.2     4.0    37.2
Texas............................................    906   126   1,032   165.0    43.6   208.6
Wyoming..........................................     95     6     101    16.3     4.0    20.3
                                                   -------------------   ---------------------
          TOTAL..................................  1,309   291   1,600   319.9   107.9   427.6

OUR DRILLING ACTIVITIES

     We intend to continue concentrating on lower risk, development-type properties by drilling to oil or natural gas reservoirs from which production is, or was, being obtained. In the past, we have drilled higher risk, exploratory-type wells. The number and type of wells we drill will vary depending on the amount of funds we have available for drilling, the cost of each well, the size of the fractional working interests we acquire in each well and the estimated recoverable reserves attributable to each well.

     The following table summarizes our approximate gross and net interests in the exploratory and development wells drilled during the years indicated and refers to the number of wells (holes) completed at any time during the year, regardless of when drilling was initiated:

                                                                  EXPLORATORY WELLS
                                                 ---------------------------------------------------
                                                          GROSS                       NET
                                                 ------------------------   ------------------------
                                                 PRODUCTIVE   DRY   TOTAL   PRODUCTIVE   DRY   TOTAL
                                                 ------------------------   ------------------------
Year ended December 31, 1998...................      --        --    --         --        --    --
Year ended December 31, 1999...................      --         1     1         --        .4    .4
YEAR ENDED DECEMBER 31, 2000...................      --        --    --         --        --    --

                                                                  DEVELOPMENT WELLS
                                                 ----------------------------------------------------
                                                          GROSS                        NET
                                                 ------------------------   -------------------------
                                                 PRODUCTIVE   DRY   TOTAL   PRODUCTIVE   DRY    TOTAL
                                                 ------------------------   -------------------------
Year ended December 31, 1998...................       1       --      1          .5        --     .5
Year ended December 31, 1999...................       2        2      4         1.3       1.4    2.7
YEAR ENDED DECEMBER 31, 2000...................      11       --     11         3.9        --    3.9

     The drilling activities referenced in the above tables were conducted in Texas, Oklahoma and New Mexico. As of March 16, 2001, we were committed to drill two wells in Mississippi and one non-operated well in New Mexico. The completion of these wells is expected to cost us approximately $3.4 million. At this time, we have no additional commitments to drill any wells.

OUR INTEREST IN DEVELOPED AND UNDEVELOPED ACREAGE

     The following table sets forth our interest in developed and undeveloped acreage on December 31, 2000:

                                                                           UNDEVELOPED
                                                    DEVELOPED ACREAGE}      ACREAGE}
                                                    ------------------   ---------------
                                                     GROSS       NET     GROSS     NET
                                                    ------------------   ---------------
Colorado..........................................    6,452     2,654     1,600      567
Kansas............................................    8,051     5,970       928      244
Louisiana.........................................   33,199    17,914    10,794    9,455
Mississippi.......................................    9,078     6,358     4,666    3,496
Montana...........................................    8,054       346        --       --
Nebraska..........................................   21,491     9,195     9,218    2,536
New Mexico........................................   32,551    15,165     8,845    4,761
North Dakota......................................      472        15       320        8
Oklahoma..........................................   11,435     2,709       320      283
Texas.............................................   72,548    27,417    28,457   13,158
Wyoming...........................................    8,551     5,648     5,781    2,740
                                                    ------------------   ---------------
          TOTAL...................................  211,882    93,391    70,929   37,248

     The primary terms of the oil and natural gas leases covering the majority of our undeveloped acreage expire at various dates, generally ranging from one to five years. We can retain our interest in undeveloped acreage by drilling activity that establishes commercial reserves sufficient to maintain these leases. Some of our undeveloped acreage in Texas is "held by production," which means that these leases are active as long as we produce oil or natural gas from the acreage. Upon ceasing production, these leases will expire.

OUR PAST SALES OF PRODUCING PROPERTIES AND UNDEVELOPED ACREAGE

     We evaluate properties on an ongoing basis to determine the economic viability of the properties and whether these properties enhance our objectives. During the course of normal business, we may dispose of producing properties and undeveloped acreage if we believe that it is in our best interest.

     In the year ended December 31, 2000, we sold a portion of our interest in one group of producing oil and natural gas properties in Louisiana for $417,000 and a group of royalty interests in producing oil and natural gas properties located in various states for $491,000. In the year ended December 31, 1999, we sold our interest in three major groups of producing oil and natural gas properties in Louisiana and the Gulf of Mexico for a total of approximately $20.1 million after adjustments. In the year ended December 31, 1998, we had no material sales of producing properties.

OUR PRODUCTS, MARKETS AND REVENUES

     We produce oil, natural gas and NGLs. We do not refine or process the oil we produce. With the exception of the Natchitoches Parish Properties, we do not refine or process the natural gas or NGLs we produce. In the past, we sold the oil we produced under short-term contracts at market prices where the producing properties were located, generally at F.O.B. field prices posted by the principal purchaser of oil in these areas. In 1999, we switched a majority of our contracts to New York Mercantile Exchange (NYMEX) based pricing, which is typically calculated as the average of the daily closing prices of quantities of oil and natural gas to be delivered one month in the future. NYMEX is a commodities exchange where most oil and natural gas futures contracts are traded in the U.S. Using NYMEX based pricing allows us to highly correlate changes in the price we receive for selling our oil and natural gas to changes in the value of any NYMEX based hedging agreements we may enter into. A high correlation between the product prices we receive and the amounts we pay or receive on our hedge agreements is necessary to avoid booking as expenses, on our consolidated statement of operations, unrealized hedge losses during the term of the hedge agreements, as required by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

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

     We sell the NGLs we produce under both short-term and long-term contracts. We sell the NGLs to refiners and processors in the vicinity of our producing properties. Our sales contracts are of a type common within the industry, and we negotiate a separate contract for each property. Typically, the prices we receive are based on the Oil Price Information Service (OPIS) index, less transportation and fractionating fees.

     The availability of a ready market for oil, natural gas and NGLs and the prices of oil, natural gas and NGLs are dependent upon a number of factors that are beyond our control. These factors include, among other things:

     - the level of domestic production and economic activity generally;

     - the availability of imported oil and natural gas;

     - actions taken by foreign oil producing nations;

     - the availability of natural gas pipelines with adequate capacity and other transportation facilities;

     - the availability and marketing of other competitive fuels, fluctuating and seasonal demand for oil, natural gas and refined products; and

     - the extent of governmental regulation and taxation (under both present and future legislation) of the production, refining, transportation, pricing, use and allocation of oil, natural gas, refined products and substitute fuels.

Accordingly, in view of the many uncertainties affecting the supply and demand for oil, natural gas and refined petroleum products, we cannot accurately predict the prices or marketability of the oil, natural gas or NGLs from any producing well in which we have or may acquire an interest.

     Oil prices have significantly fluctuated over the past several decades. Levels of production maintained by the Organization of Petroleum Exporting Countries member nations and other major oil producing countries are expected to continue to be a major determinant of oil price movements in the future. As a result, we cannot predict future oil price movements with any certainty. Similarly, during the past several years, the U.S. market price for natural gas has been subject to significant fluctuations on both monthly and yearly bases. These frequent changes in the market price make it impossible for us to predict natural gas price movements with any certainty.

     We cannot assure you that we will be able to market all the oil, natural gas or NGLs we produce. If our oil, natural gas or NGLs can be marketed, we cannot assure you that we can negotiate favorable price and contractual terms. Changes in oil or natural gas prices may significantly affect our revenues, cash flows and the value of our oil and natural gas properties. Further, significant declines in the prices of oil or natural gas may have a material adverse effect on our business and on our financial condition.

     We engage in oil and natural gas production activities in areas where, from time to time, the supply of oil or natural gas available for delivery exceeds the demand. In this situation, companies purchasing oil or natural gas in these areas reduce the amount of oil or natural gas that they purchase from us. If we cannot locate other buyers for our production or for any of our newly discovered oil or natural gas reserves, we may shut-in our oil or natural gas wells for periods of time.

     The following table sets forth the amount of our oil, natural gas and NGL sales and the percent of these sales to total oil, natural gas and NGL revenues for the periods indicated (in thousands):

                                                                                        PERCENT OF
                                                                                  SALES TO TOTAL OIL, GAS
                                                                    TOTAL OIL,       AND NGL REVENUES
                                                            NGL      GAS AND     -------------------------
PERIOD ENDED                      OIL SALES   GAS SALES    SALES    NGL SALES     OIL      GAS      NGLS
----------------------------------------------------------------------------------------------------------
Year ended December 31, 1998....  $    634    $    751    $    --    $  1,385     46%      54%        --
Year ended December 31, 1999....  $  3,711    $  1,583    $    --    $  5,294     70%      30%        --
YEAR ENDED DECEMBER 31, 2000....  $ 11,846    $ 14,830    $ 2,193    $ 28,869     41%      51%        8%

OUR CURRENT DELIVERY COMMITMENTS

     We are not presently obligated to provide a fixed and determinable quantity of oil, natural gas or NGLs under any existing contract or agreement.

OUR PRINCIPAL CUSTOMERS

     During the year ended December 31, 2000, sales of oil and natural gas to three purchasers, Western Gas Resources, Inc., Plains All American, Inc. and ONEOK Gas Marketing, LLC accounted for 23.6%, 19.9% and 11.9%, respectively, of our total oil and natural gas revenues. If we were to lose any one of our oil and natural gas purchasers, the loss could temporarily cease or delay production and sale of our oil and natural gas in that particular purchaser's service area. Under current economic circumstances, however, if we were to lose a purchaser, we believe we could identify a substitute purchaser.

     During the year ended December 31, 1999, sales of oil and natural gas to two purchasers, Plains All American, Inc. and EOTT Energy Operating Limited Partnership accounted for 36% and 27%, respectively, of our total oil and natural gas revenues. During the year ended December 31, 1998, sales of oil and natural gas to two purchasers, EOTT Energy Operating Limited Partnership and Scurlock Permian LLC accounted for 17% and 10%, respectively, of our total revenues.

WE ENCOUNTER STRONG COMPETITION

     The oil and natural gas industry is highly competitive. We encounter strong competition from other independent operators and from major oil companies in acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than those available to us. As a result, our competitors may be able to pay more for desirable leases, or to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit.

     We are also affected by competition for drilling rigs and the availability of related equipment. Because of relatively high current oil and natural gas prices, the oil and natural gas industry is experiencing shortages of drilling rigs, equipment, pipe and personnel, which may delay development drilling and other exploitation activities. We are unable to predict how long current market conditions will continue or what effect the competition will have on our development and exploitation program.

     Competition is also strong for attractive oil and natural gas producing properties, undeveloped leases and drilling rights, and we cannot assure you that we will be able to compete satisfactorily. Many major oil companies have publicly indicated their decisions to concentrate on overseas activities and have been actively marketing some of their existing producing properties for sale to independent producers. We cannot assure you that we will be successful in acquiring any of these properties.

WE ARE AFFECTED BY VARIOUS LAWS AND REGULATIONS

     The State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Many states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of these wells. Many states restrict production to the market demand for oil and natural gas. Some states have enacted statutes prescribing ceiling prices for natural gas sold within their boundaries.

     The Federal Energy Regulatory Commission, or FERC, regulates interstate natural gas transportation rates and service conditions, which affect the revenues received by us for sales of our production. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B, or Order 636, that have significantly altered the marketing and transportation of natural gas. Order 636 mandates a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services the pipelines previously performed. One of FERC's purposes in issuing the orders is to increase competition within all phases of the natural gas industry. Order 636 and subsequent FERC orders on rehearing have been appealed and are pending judicial review. Because these orders may be modified as a result of the appeals, it is difficult to predict the ultimate impact of the orders on us. Generally, Order 636 has eliminated or substantially reduced the traditional role of intrastate pipelines as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets.

     The price we receive from the sale of oil and NGLs is affected by the cost of transporting products to market. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index these rates to inflation, subject to some conditions and limitations. The Railroad Commission of the State of Texas is considering adopting rules to prevent discriminatory transportation practices by intrastate natural gas gatherers and transporters by requiring the disclosure of rate information under varying conditions of service. We are not able to predict with certainty the effects, if any, of these regulations on our operations. However, the regulations may increase transportation costs or reduce wellhead prices for oil and NGLs.

     Finally, from time to time regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below natural production capacity in order to conserve supplies of oil and natural gas.

     General

     From time to time political developments and federal and state laws and regulations affect our operations in varying degrees. Changes in price controls, taxes and other laws and regulations affect our oil and natural gas production, operations and economics.

     We review legislation affecting the oil and natural gas industry for amendments. The legislative review frequently increases our regulatory burden. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with these laws. We cannot predict how existing regulations may be interpreted by enforcement agencies or the courts, whether amendments or additional regulations will be adopted, or what effect interpretations and changes may have on our business or financial condition.

     Matters subject to regulation include:

     - discharge permits for drilling operations;

     - drilling and abandonment bonds or other financial responsibility requirements;

     - reports concerning operations;

     - the spacing of wells;

     - unitization and pooling of properties; and

     - taxation.

     Natural Gas Regulation and the Effect on Marketing

     Historically, interstate pipeline companies generally acted as wholesale merchants by purchasing natural gas from producers and reselling the natural gas to local distribution companies and large end users. Commencing in late 1985, the Federal Energy Regulatory Commission (or FERC) issued a series of orders that have substantially impacted interstate natural gas pipeline operations, services and rates, and thus have significantly altered the marketing and price of natural gas. Order No. 636, issued in April 1992, is FERC's key rule making action to date. Order No. 636 required each interstate pipeline to unbundle its traditional bundled sales services, to create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and standby sales and natural gas balancing services), and to adopt a new rate making methodology to determine appropriate rates for those services. To the extent a pipeline company or its sales affiliate makes natural gas sales as a merchant in the future, it does so using private contracts in direct competition with all other sellers, such as us. The order did not require pipeline companies and their affiliates to remain merchants of natural gas, and as a result most of the interstate pipeline companies have become transporters only. In subsequent orders, the FERC largely affirmed the major features of Order 636 and denied a stay of the implementation of the new rules pending judicial review. By the end of 1994, the FERC had concluded the Order 636 restructuring proceedings, and, in general, accepted rate filings implementing Order 636 on every major interstate pipeline. However, even though the implementation of Order 636 on individual interstate pipelines is essentially complete, many of the individual pipeline restructuring proceedings, as well as Order 636 itself and the regulations promulgated thereunder, are subject to pending appellate review and could possibly be changed as a result of future court orders. We cannot predict for you whether the FERC's orders will be affirmed on appeal or what the effects will be on our business.

     In recent years the FERC has pursued other important policy initiatives that could significantly affect the marketing of natural gas. Some of the more notable regulatory initiatives include:

     - a series of orders in individual pipeline proceedings that articulate a policy of generally approving the voluntary divestiture of interstate pipeline owned gathering facilities by interstate pipelines to their affiliates (the "spindown" of previously regulated gathering facilities to the pipeline's nonregulated affiliate);

     - the completion of a rule involving the regulation of pipelines with marketing affiliates under Order No. 497;

     - the FERC's ongoing efforts to promulgate standards for pipeline electronic bulletin boards and electronic data exchange;

     - a generic inquiry into the pricing of interstate pipeline capacity;

     - efforts to refine the FERC's regulations that control operation of the secondary market for released pipeline capacity; and

     - a policy statement regarding market based rates and other non-cost-based rates for interstate pipeline transmission and storage capacity.

Several FERC initiatives are intended to enhance competition in natural gas markets, but some may have the adverse effect. For instance, "spindowns," may actually increase the cost of doing business to some in the industry as a result of the monopolization of facilities by their new, unregulated owners. The FERC has attempted to address some of these concerns in its orders authorizing "spindowns," but it remains uncertain what effect these activities will have on access to markets and the cost of doing business. As to all of these recent FERC initiatives, the ongoing, or in some instances, preliminary nature of these regulatory initiatives makes it impossible at this time for us to predict their ultimate impact on our business.

     We directly and indirectly own natural gas facilities that we believe meet the traditional tests FERC has used to establish a company's status as a gatherer not subject to FERC jurisdiction under the Natural Gas Act of 1938. Moreover, recent FERC orders have been more liberal in their reliance upon or use of the traditional tests. In many instances, what was once classified as "transmission" may now be classified as "gathering." We transport our own natural gas through these facilities. We also transport a portion of our natural gas through gathering facilities owned by others, including interstate pipelines. Although these FERC orders have created the potential for increasing our natural gas shipping costs on third party gathering facilities, our shipping activities have not been materially affected by these orders.

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

     Environmental Regulation

     The exploration, development and production of oil and natural gas, including the operation of saltwater injection and disposal wells, is subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, installing and operating oil and natural gas wells. Our domestic activities are subject to federal environmental laws and regulations, including, but not limited to:

     - the Oil Pollution Act of 1990 (OPA);

     - the Clean Water Act (CWA);

     - the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA);

     - the Resource Conservation and Recovery Act (RCRA);

     - the Clean Air Act (CAA); and

     - the Safe Drinking Water Act (SDWA).

     Our domestic activities are also controlled by state regulations promulgated under comparable state statutes. We also are subject to regulations governing the handling, transportation, storage and disposal of naturally occurring radioactive materials that are found in our oil and natural gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for the cleanup of pollution.

     Under OPA and CWA, our release of oil and hazardous substances in harmful quantities into or upon waters of the United States, adjoining shore lines and wetlands, and offshore areas could result in our being held responsible for the
(1) costs of remediating a release, (2) administrative and civil penalties or criminal fines, (3) OPA-specified damages such as loss of use, and for natural resource damages. The extent of liability could be extensive depending upon the circumstances of the release. Liability can be joint and several and without guard to fault, although there may be some limitation on liability under OPA if there is no finding of willful negligence or misconduct related to the release. The CWA also may impose permitting obligations for certain discharges of pollutants and requirements to develop Spill Prevention

Control and Countermeasure Plans and Facility Response Plans to address potential discharges of oil in harmful quantities into or upon waters of the United States and adjoining shorelines.

     CERCLA and comparable state statutes, also known as Superfund laws, can impose joint, several and retroactive liability, without regard to fault or the legality of the original conduct, on specified classes of persons for the release of a "hazardous substance" into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions, and entities that arrange for the disposal of, treatment of, or transport of hazardous substances found at the site. Liability can arise from conditions on properties where operations are conducted and/or from conditions at third party disposal facilities where wastes from operations were sent. Although CERCLA, as amended, currently exempts petroleum, (including oil, natural gas and NGLs) from the definition of hazardous substance, some similar state statutes do not provide such an exemption. Additionally, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA and similar state statutes. We cannot assure you that the exemption will be preserved in any future amendments of the act.

     RCRA and comparable state and local programs impose requirements on the management, including treatment, storage and disposal, of both hazardous and nonhazardous solid wastes. We generate hazardous and nonhazardous solid waste in our routine operations. From time to time, proposals have been made that would reclassify certain oil and natural gas wastes, including wastes generated during pipeline, drilling and production operations, as "hazardous wastes" under RCRA, which would make these solid wastes subject to much more stringent handling, transportation, storage, disposal and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and natural gas wastes could have a similar impact on our operations.

     Oil and natural gas exploration and production, and possibly other activities, have been conducted at some of our properties by previous owners and operators. Materials from these operations remain on some of the properties and in some instances require remediation. In addition, we have agreed to indemnify the sellers of producing properties from whom we have acquired reserves against certain liabilities for environmental claims associated with the properties. We do not believe the costs to be incurred by us for compliance and remediating previously or currently owned or operated properties will be material, but we cannot guarantee that potential costs would not result in material expenditures.

     Additionally, if in the course of our routine oil and natural gas operations, surface spills and leaks, including casing leaks of oil or other materials occur, then we may incur penalties and costs for waste handling, remediation and third party actions for damages. Moreover, we are able to directly control the operations of only the wells that we operate. Notwithstanding our lack of control over wells owned by us but operated by others, the failure of the operator to comply with applicable environmental regulations may be attributable to us.

     We do not anticipate that we will be required in the near future to expend amounts that are material in relation to our total capital expenditures program by reason of environmental laws and regulations, but inasmuch as these laws and regulations are frequently changed and interpreted, we are unable to predict the ultimate cost of compliance. We cannot assure you that more stringent laws and regulations protecting the environment will not be adopted or that we will not incur material expenses in complying with environmental laws and regulations in the future. If substantial liabilities to third parties or governmental entities were incurred, the payment of such claims may reduce or eliminate the funds available for project investment or result in loss of our properties. Although we maintain insurance coverage we consider to be customary in the industry, we are not fully insured against all of these risks, either because insurance is not available or because of high premium costs. Accordingly, we may be subject to liability or may lose substantial portions of properties due to hazards that cannot be insured against or have not been insured against due to prohibitive premium costs or for other reasons. The imposition of any of these liabilities on us may have a material adverse effect on our financial condition and results of operations.

OUR EMPLOYEES

     As of December 31, 2000, we employed 68 persons of which 27 were involved in field operations and 41 were engaged in office and administrative activities. None of our employees are represented by unions or covered by collective bargaining agreements. To date, we have not experienced any strikes or work stoppages due to labor problems, and we consider our relations with our employees to be good. We also utilize the services of independent consultants on a contract basis.

OUR OFFICERS

     DOUGLAS H. MILLER, 53, became our Chairman and Chief Executive Officer in December 1997. Mr. Miller was Chairman of the Board and Chief Executive Officer of Coda Energy, Inc., an independent oil and natural gas company, from October 1989 until November 1997 and served as a director of Coda from 1987 until November 1997.

     T. W. EUBANK, 58, became our President and Treasurer, and a director in December 1997. Mr. Eubank was a consultant to various private companies from February 1996 to December 1997. Mr. Eubank served as President of Coda from March 1985 until February 1996. He was a director of Coda from 1981 until February 1996.

     J. DOUGLAS RAMSEY, PH.D., 40, became our Chief Financial Officer and a Vice President in December 1997. Dr. Ramsey has been a director of EXCO since March 1998. Dr. Ramsey most recently was Financial Planning Manager of Coda and worked in various capacities for Coda from 1992 until 1997. Dr. Ramsey also taught finance at Southern Methodist University.

     CHARLES R. EVANS, 47, joined EXCO in February 1998. He became a Vice President in March 1998 and our Chief Operating Officer in December 2000. Mr. Evans graduated from Oklahoma University with a B.S. degree in Petroleum Engineering in 1976. After working for Sun Oil Co., he joined TXO Production Corp. in 1979 and was elected Vice President of Engineering and Evaluation in 1989 and Vice President of Engineering and Project Development for Delhi Gas Pipeline Corporation, a natural gas gathering, processing and marketing company, in 1990. Mr. Evans most recently was Director-Environmental Affairs and Safety for Delhi until December 1997.

     RICHARD E. MILLER, 47, became our General Counsel, General Land Manager and Secretary in December 1997 and became a Vice President in December 2000. Mr. Miller was a senior partner and head of the Energy Section of Gardere & Wynne, L.L.P., a Dallas based law firm, from December 1991 to September 1994. Mr. Miller practiced law as a sole practitioner from September 1994 to December 1997.

     W. ANDY BRACKEN, CPA, 36, joined EXCO in October 1998 and became our Controller in April 2000. Mr. Bracken was a trust and operational internal auditor for Bank One, Louisiana, N.A. from April 1991 to April 1996 and NationsBank, N.A. from April 1996 to April 1997. He then served as an accounting manager for Bank One, Texas, N.A. from April 1997 to October 1998.

     RICHARD L. HODGES, 49, became a Vice President of EXCO in October 2000. He began his career with Texaco, Inc. and has served in various land management capacities with several independent oil and gas companies during the past 27 years. He most recently served as Vice President of Land for Central Resources, Inc. until our acquisition of the Central Resources, Inc. properties in September 2000.

     JOHN D. JACOBI, 46, became a Vice President of EXCO in February 1999. He co-founded Jacobi-Johnson Energy, Inc., an independent oil and natural gas producer, in 1991 and was its President until January 1997. He then served as its Vice President and Treasurer until May 8, 1998, when the company was sold.

     DANIEL A. JOHNSON, 49, became a Vice President of EXCO in February 1999. In 1991, he co-founded Jacobi-Johnson Energy, Inc., an independent oil and natural gas producer. He served as its President from January 1997 until the company was sold on May 8, 1998.

GLOSSARY OF SELECTED OIL AND NATURAL GAS TERMS

     The following are abbreviations and definitions of terms commonly used in the oil and natural gas industry and this annual report.

     "BBL." One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

     "BCF."  One billion cubic feet of natural gas.

     "INFILL DRILLING." Drilling of a well between known producing wells to better exploit the reservoir.

     "MCF."  One thousand cubic feet of natural gas.

     "MCFE." Thousand cubic feet equivalent calculated by converting 1 Bbl of oil and/or NGLs to 6 Mcf of natural gas.

     "MMCF."  One million cubic feet of natural gas.

     "NGLS." The combination of ethane, propane, butane and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

     "OVERRIDING ROYALTY INTEREST." An interest in an oil and/or natural gas property entitling the owner to a share of oil and natural gas production free of costs of production.

     "PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES." The present value of estimated future net revenues is an estimate of future net revenues from a property at December 31, 2000, at its acquisition date, or as otherwise indicated, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. The future net revenues have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the net revenue stream and should not be construed as being the fair market value of the properties. Estimates have been made using constant oil, natural gas and NGL prices and operating costs at December 31, 2000, at its acquisition date, or as otherwise indicated. We believe that the present value of estimated future net revenues before income taxes, while not in accordance with generally accepted accounting principles, is an important financial measure used by investors and independent oil and natural gas producers for evaluating the relative significance of oil and natural gas properties and acquisitions.

ITEM 2. PROPERTIES

GENERAL

     We lease approximately 13,400 square feet of office space in Dallas, Texas, and 7,450 square feet in Denver, Colorado for our corporate offices. The leases expire December 31, 2005, and September 30, 2001, respectively, and require monthly rental payments of approximately $16,700 and $12,500, respectively. We consider this space adequate for our present needs. We also have an office in Tyler, Texas.

OTHER

     We have described our oil and natural gas properties, oil, natural gas and NGL reserves, acreage, wells, production and drilling activity in "Item 1. Business" beginning on page 1 of this annual report.

ITEM 3. LEGAL PROCEEDINGS

     We are a defendant in various immaterial lawsuits and other natural gas contract issues. In our opinion, the final judgments or settlements, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position. During 2000, we were not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the last three months of the year ended December 31, 2000, we did not submit any matter to a vote by our shareholders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

MARKET INFORMATION FOR OUR COMMON STOCK

     Our common stock is quoted on the Nasdaq National Market System (Nasdaq
NMS) under the symbol "EXCO." The following table sets forth the high and low bid prices from January 1, 1999 through December 31, 2000, based upon quotations periodically published on the Nasdaq NMS. All price quotations represent prices between dealers, without accounting for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                                               HIGH       LOW
                                                              -----------------
Year ended December 31, 1999
  First Quarter.............................................  $  7.50   $  6.25
  Second Quarter............................................     6.75      6.00
  Third Quarter.............................................     7.75      7.00
  Fourth Quarter............................................     7.00      6.00
Year ended December 31, 2000
  First Quarter.............................................  $  7.38   $  6.50
  Second Quarter............................................     9.63      6.50
  Third Quarter.............................................    14.25      8.75
  Fourth Quarter............................................    15.56     13.88

     The bid price for our common stock was $17.38 on March 16, 2001.

OUR SHAREHOLDERS

     According to our transfer agent, Continental Stock Transfer & Trust Company, there were approximately 1,180 holders of record of our common stock on March 16, 2001 (including nominee holders such as banks and brokerage firms who hold shares for beneficial holders).

OUR DIVIDEND POLICY

     We have not paid any cash dividends on our common stock, and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our credit agreement currently prohibits us from paying dividends. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Our future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, restrictions in our credit agreement, business conditions, our financial condition and other factors that our board of directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents our selected historical financial data. You should read this financial data in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and the other financial information included in this annual report, including pro forma information. This information does not replace the consolidated financial statements. In our opinion, the data we have presented reflects all adjustments we consider necessary for a fair presentation of the results for such periods. We have completed numerous acquisitions since 1997 that materially impact the comparability between periods of this data.

                                                                      YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------
                                                          1996(1)    1997      1998      1999       2000
                                                          ------------------------------------------------
                                                              (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Oil and natural gas...................................  $   872   $   670   $ 1,385   $ 5,294   $ 28,869
  Other.................................................       39        28       690     2,008      1,252
  Gain on disposition of properties and equipment.......       --        --        --     5,102        538
                                                          ------------------------------------------------
         Total revenues.................................      911       698     2,075    12,404     30,659
Costs and expenses:
  Oil and natural gas production........................      429       322       786     2,375      9,484
  Depletion and amortization............................      114        84       465     1,446      4,949
  General and administrative............................      373       486     1,231     1,934      2,003
  Interest..............................................       18        11       104        17      1,369
  Other(2)..............................................      303        --        --        --         --
                                                          ------------------------------------------------
         Total costs and expenses.......................    1,237       903     2,586     5,772     17,805
                                                          ------------------------------------------------
Income (loss) before income taxes and minority
  interest..............................................     (326)     (205)     (511)    6,632     12,854
Minority interest in limited partnership................       --        --        --        (7)        --
                                                          ------------------------------------------------
Income (loss) before income taxes.......................     (326)     (205)     (511)    6,639     12,854
Income taxes............................................       --        --        --     2,139      4,400
                                                          ------------------------------------------------
Net income (loss) before extraordinary items............     (326)     (205)     (511)    4,500      8,454
Fee income from early extinguishment of debt,
  net of tax............................................       --        --        --       165         --
                                                          ------------------------------------------------
Net income (loss).......................................  $  (326)  $  (205)  $  (511)  $ 4,665   $  8,454
                                                          ================================================
Basic earnings (loss) per share (3)(4)..................  $  (.85)  $  (.51)  $  (.18)  $   .69   $   1.23
                                                          ================================================
Diluted earnings (loss) per share (3)(4)................  $  (.85)  $  (.51)  $  (.18)  $   .69   $   1.18
                                                          ================================================
Weighted average common and common equivalent shares
  outstanding:
  Basic.................................................      383       403     2,871     6,698      6,835
                                                          ================================================
  Diluted...............................................      383       403     2,874     6,714      7,122
                                                          ================================================

                                                                             DECEMBER 31,
                                                          ---------------------------------------------------
                                                           1996      1997       1998       1999       2000
                                                          ---------------------------------------------------
                                                                            (In thousands)
BALANCE SHEET DATA:
Current assets..........................................  $   373   $   727   $ 22,157   $ 31,599   $  20,262
Oil and natural gas properties, net.....................      749       473      7,554     18,674      80,355
Total assets............................................    1,226     1,270     36,888     50,932     102,372
Current liabilities.....................................      658       328        648     10,017       8,655
Long-term debt..........................................       36        15         --         --      42,488
Stockholders' equity....................................      532       927     36,240     40,880      49,791

---------------

(1) The data for 1996 has been restated to reflect the change in our method of accounting to the full cost method of accounting for oil and natural gas operations. See Note 2. included in our consolidated financial statements. As a result of the change in the accounting method, the net loss for the year ended December 31, 1996, has been decreased by $3,000 ($0.01 per share).

(2) The $303,000 expense in 1996 represents the legal, accounting and other expenses associated with our attempted acquisition of Taurus Energy Corp.

(3) Per share data has been restated to reflect the one-for-five reverse stock split effective July 19, 1996, and the one-for-two reverse stock split effective March 31, 1998. The adoption of Financial Accounting Standards Board No. 128, "Earnings per Share," did not have a material impact on earnings per share amounts.

(4) We have not declared nor paid any dividends during any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Oil and natural gas prices fluctuate widely, and low prices for an extended period of time are likely to have a material adverse impact on our business.

     Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for oil and natural gas. Declines in oil or natural gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil or natural gas prices also may reduce the amount of oil or natural gas that we can produce economically. Historically, oil and natural gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Oil and natural gas prices declined substantially in 1998 and, despite recent improvement, could decline again.

     Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

     - The domestic and foreign supply of oil and natural gas;

     - The level of consumer product demand;

     - Weather conditions;

     - Political conditions in oil producing regions, including the Middle East;

     - The ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

     - The price of foreign imports;

     - Actions of governmental authorities;

     - Domestic and foreign governmental regulations;

     - The price, availability and acceptance of alternative fuels; and

     - Overall economic conditions.

These factors make it impossible to predict with any certainty the future prices of oil and natural gas.

OUR RESULTS OF OPERATIONS

     Comparison of Year Ended December 31, 1999 and December 31, 2000

     Revenues. Our total revenues for the year ended December 31, 2000, increased $18.3 million, a 147% increase, to $30.7 million from $12.4 million. Our oil and natural gas revenues for the year ended December 31, 2000, increased $23.6 million, a 445% increase, to $28.9 million from $5.3 million for the year ended December 31, 1999. The increase in revenues was due to both (1) production increases resulting from the acquisitions of the Natchitoches Parish properties (December 1999), the Val Verde County properties (February 2000), the Pecos County properties (March 2000), and the Central Resources, Inc. properties (September 2000), and (2) oil and natural gas price increases. The oil and natural gas production and revenue data attributable to these acquisitions was included beginning in the month of the acquisitions.

     We sold approximately 432,500 Bbls of oil during the year ended December 31, 2000, versus approximately 208,000 Bbls during the year ended December 31, 1999, a 108% increase. We sold approximately 4.0 Bcf of natural gas in 2000 versus approximately 765 Mmcf in 1999, a 421% increase. We sold approximately 89,100 Bbls of NGLs during the year ended December 31, 2000, versus 0 Bbls in 1999. The increases in production were primarily attributable to the Natchitoches Parish properties, the

Val Verde County properties, the Pecos County properties, and the Central Resources, Inc. properties acquisitions.

     The average oil price received during the year ended December 31, 2000, was $27.39 versus $17.83 for the year ended December 31, 1999, a $9.56 per barrel or 54% increase. The average natural gas price received during 2000 was $3.72 per Mcf versus $2.07 per Mcf for 1999, a $1.65 per Mcf or 80% increase. The average price for NGLs that we received during the year ended December 31, 2000, was $24.60 per barrel. We did not sell any NGLs during the year ended December 31, 1999.

     Our other income for the year ended December 31, 2000, was $1.3 million compared to $1.4 million in 1999. This income primarily consisted of interest income, salt water disposal income and well supervision fees.

     We recorded a pre-tax gain of approximately $5.1 million and $535,000 for 2000 and 1999, respectively, from the sale of the Jackson Parish properties.

     Costs and Expenses. Our total costs and expenses for the year ended December 31, 2000, increased by $12.0 million, a 208% increase, to $17.8 million as compared to $5.8 million for the year ended December 31, 1999.

     Our oil and natural gas production costs for the year ended December 31, 2000, net of $440,000 of ad valorem taxes, increased by $6.8 million to $9.0 million or $1.27 per Mcfe. For the year ended December 31, 1999, our oil and natural gas production costs were $2.3 million, net of $120,000 of ad valorem taxes, or $1.12 per Mcfe. Depreciation, depletion and amortization costs for the year ended December 31, 2000, increased $3.5 million, a 242% increase, to $4.9 million from $1.4 million for the year ended December 31, 1999. The increases in production and depreciation, depletion and amortization costs were primarily attributable to the Natchitoches Parish properties, the Val Verde County properties, the Pecos County properties, and the Central Resources, Inc. properties acquisitions. The costs and expenses attributable to these acquisitions have been recognized beginning in the month of the acquisitions.

     General and administrative costs for the year ended December 31, 2000, were $2.0 million compared to $1.9 million for the year ended December 31, 1999.

     Interest expense for the year ended December 31, 2000, increased to $1.4 million from $17,000 for the year ended December 31, 1999. The increase in interest expense was due to borrowings under our credit agreement to partially fund the acquisitions of the Val Verde County properties and the Central Resources, Inc. properties, and our share of the borrowings under the Pecos-Gomez, L.P. credit facility to partially fund the acquisition of the Pecos County properties.

     Extraordinary Item. For the year ended December 31, 2000, we had no extraordinary income, whereas for the year ended December 31, 1999, we had extraordinary income of $165,000, or $.02 per basic and diluted share, net of income taxes, from the prepayment of a promissory note we purchased on June 30, 1999.

     Net Income. We had net income of $8.4 million for the year ended December 31, 2000, or $1.23 per basic share and $1.18 per diluted share, compared to net income of $4.7 million for the year ended December 31, 1999, or $.69 per basic and diluted share.

     Comparison of Year Ended December 31, 1998 and December 31, 1999

     Revenues. Our total revenues for the year ended December 31, 1999, increased $10.3 million, a 498% increase, to $12.4 million from $2.1 million for the year ended December 31, 1998. Our oil and natural gas revenues for the year ended December 31, 1999, increased $3.9 million, a 288% increase, to $5.3 million from $1.4 million for the year ended December 31, 1998. The increase in revenues was due to both (1) production increases resulting from the Rio Grande, Inc. acquisition and other smaller acquisitions, and (2) oil and natural gas price increases. The oil and natural gas production and revenue data attributable to these acquisitions was included beginning in the month of the acquisitions.

     We sold approximately 208,200 Bbls of oil during the year ended December 31, 1999, versus approximately 52,700 Bbls during the year ended December 31, 1998, a 295% increase. We sold approximately 765 Mmcf of natural gas during the year ended December 31, 1999, versus approximately 412 Mmcf during the year ended December 31, 1998, an 86% increase. We did not sell any NGLs during the years ended December 31, 1999 and 1998. The increases in production were attributable to our acquisitions.

     The average oil price received during the year ended December 31, 1999, was $17.83 versus $12.01 for the year ended December 31, 1998, a $5.82 per barrel or 48% increase. The average natural gas price received during the year ended December 31, 1999, was $2.07 versus $1.82 during the year ended December 31, 1998, a $.25 per Mcf or 14% increase.

     Our other income in 1999 was $1.4 million compared to $690,000 in 1998. This income primarily consisted of interest income, salt water disposal income and well supervision fees. Other income increased primarily due to a $646,000 increase in interest income which was received from cash equivalent investments and the Venus Exploration, Inc. note.

     In 1999, we also recorded equity earnings in Exus Energy, LLC of $584,000 and a pre-tax gain of approximately $5.1 million from the sale of the Vernon properties. There were no equity earnings from unconsolidated subsidiaries or gains recorded from the sale of properties during 1998.

     Costs and Expenses. Total costs and expenses for the year ended December 31, 1999, increased by $3.2 million, a 123% increase, to $5.8 million as compared to $2.6 million for the year ended December 31, 1999.

     Our oil and natural gas production costs for the year ended December 31, 1999, net of $120,000 of ad valorem taxes, increased by $1.5 million to $2.3 million or $1.12 per Mcfe. For the year ended December 31, 1998, our oil and natural gas production costs were $746,000 net of $41,000 of ad valorem taxes, or $1.02 per Mcfe. Depreciation, depletion and amortization costs for the year ended December 31, 1999, increased $981,000, a 211% increase, to $1.4 million from $465,000 for the year ended December 31, 1998. The increases in production and depreciation, depletion and amortization costs were primarily attributable to the Rio Grande, Inc. acquisition and other smaller acquisitions. The costs and expenses attributable to these acquisitions have been recognized beginning in the month of the acquisitions.

     General and administrative costs for the year ended December 31, 1999, were $1.9 million compared to $1.2 million for the year ended December 31, 1998. This increase reflected expenses associated with our increased staffing and our focus on reserve acquisitions.

     Interest expense for the year ended December 31, 1999, decreased to $17,000 from $104,000 for the year ended December 31, 1998. The decrease in interest expense was due to payment of our borrowings under our credit agreement in 1998 from proceeds received from the rights offering.

     Extraordinary Item. For the year ended December 31, 1999, we had extraordinary income of $165,000, or $.02 per basic and diluted share, net of income taxes, from the prepayment of a promissory note we purchased on June 30, 1999. There was no extraordinary income for the year ended December 31, 1998.

     Net Income. We had net income for the year ended December 31, 1999, of $4.7 million, or $.69 per basic and diluted share, compared to a loss of $511,000, or $.18 per basic and diluted share, for the year ended December 31, 1998. We have based our earnings per share figures on restated weighted average shares outstanding after the retroactive effect of the one-for-two reverse stock split approved at our shareholders' meeting held on March 31, 1998.

1997 QUASI-REORGANIZATION

     Effective December 31, 1997, we effected a quasi-reorganization by applying approximately $8.8 million of our additional paid-in capital account to eliminate our accumulated deficit. Our board of directors decided to effect this quasi-reorganization given the change in management in December 1997, the infusion of new equity capital during December 1997 and an expected increase in acquisition, exploitation and development activities. Based on these factors and the establishment of a strategic growth plan, our board of directors and management believed reflecting prior losses on our balance sheet would not be meaningful in presenting our financial position. Our accumulated deficit was primarily related to past operations and properties that had been disposed of; the accumulated deficit was not, in management's view, reflective of our financial condition at that time. We did not adjust the historical carrying values of our assets and liabilities when we completed the quasi-reorganization.

WE CHANGED OUR METHOD OF ACCOUNTING FOR OIL AND NATURAL GAS OPERATIONS

     In the fourth quarter of 1997, we changed from the successful efforts method to the full cost method of accounting for our oil and natural gas operations. All of the prior financial statements presented in this annual report reflect the change.

     Our new management changed the accounting method for oil and natural gas properties because management believed the full cost method more appropriately reflected our change in focus for future operations. Further, our new management did not believe that using the successful efforts method of accounting was appropriate for a small to medium size acquisition, development and exploitation company.

     During the ten years ending in December 1997, we incurred minimal exploration and acquisition costs, liquidated substantially all our properties and completed out of court debt restructurings. The out of court debt restructurings were completed during 1987 and 1988. During the fourth quarter of 1997, we experienced a change in ownership control and we appointed new management. Our management views us as a new company and believes our past operations are insignificant and not relevant to our future plans.

OUR LIQUIDITY AND CAPITAL RESOURCES

     General

     On December 31, 2000, we had working capital of $11.6 million compared to $21.6 million on December 31, 1999. On December 31, 1999, we had working capital of $21.6 million compared to $21.5 million on December 31, 1998. Our working capital at December 31, 1999, included a receivable of approximately $18.1 million due from an escrow agent as a result of the sale by us of oil and natural gas properties located in Jackson Parish, Louisiana. This receivable was paid on January 6, 2000, and the payment consisted of approximately $18.1 million cash. Our 2001 budget for capital expenditures is approximately $18.4 million. Of this entire amount, $15 million is discretionary. We currently intend to use approximately $15.6 million for development drilling and waterflood expansion and $2.8 million for additional equipment and recompletions and workovers of developed reserves.

     Deferred Income Taxes

     Under applicable federal and state tax laws, we are able to carry forward, subject to limitations, net operating losses (NOLs) incurred by us and Rio Grande, Inc. in prior years. We are able to apply a portion of these NOLs to reduce the amount of income taxes accrued by us in subsequent years. We account for these NOLs by establishing an off balance sheet deferred tax asset. We believe that some of our NOLs may expire unused and, accordingly, we must reduce the value of the deferred tax asset. We have established a valuation allowance of $1.3 million to reflect this reduction. Additional discussion can be found in
Note 3. of the notes to our consolidated financial statements included in this annual report.

     Long-Term Debt -- Credit Agreement -- EXCO Resources, Inc.

     On February 11, 1998, we entered into a credit facility with NationsBank of Texas, N.A. The credit facility provided for borrowings up to $50 million, subject to borrowing base limitations. On September 21, 1998, we entered into the first amendment to the credit facility with NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.). The first amendment provided for borrowings up to $150 million, subject to borrowing base limitations, as determined by the lenders from time to time. On February 11,

2000, we entered into the second amendment to the credit facility with Bank of America, N.A. (successor by merger to NationsBank, N.A.). The second amendment provided for a new termination date, an increase in our borrowing base, subject to conditions, and an increase in thresholds customary for a growing company. On September 22, 2000, we entered into an amended and restated credit agreement with Bank of America, N.A., as administrative agent, Bank One, Texas, N.A., as syndication agent, and a syndicate of banks as lenders. Our amended and restated credit agreement provided for borrowings up to $150 million, with a borrowing base of $45.0 million. On March 7, 2001, we entered into the first amendment to our amended and restated credit agreement. This first amendment provides for an increase in our borrowing base to $60.0 million. The banks have sole discretion to determine the borrowing base based on their valuation of our reserves conducted semi-annually.

     At December 31, 2000, we had approximately $5.3 million available for borrowing under our credit agreement. At March 16, 2001, we had borrowed approximately $55.4 million and we had approximately $4.3 million available for borrowing under this amended credit agreement. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 80% of our oil and natural gas properties including mineral interests. Under this credit agreement, we are required to pay a fee equal to
 .25% on any accepted increase in the borrowing base in excess of the previously determined borrowing base and an unused commitment fee of .30% to .425% based on the ratio of outstanding credit to the borrowing base.

     Our credit agreement provides that if our aggregate outstanding indebtedness is less than 50% of the borrowing base, then advances will bear interest at 1.0% over LIBOR. If the borrowing base usage equals or exceeds 50% but is less than or equal to 70%, then advances will bear interest at 1.25% over LIBOR. If the borrowing base usage is greater than 70% but is less than or equal to 90%, then advances will bear interest at 1.5% over LIBOR. If the borrowing base usage exceeds 90%, then advances will bear interest at 1.75%. At December 31, 2000, the 6 month LIBOR rate was 6.08%, which would result in an interest rate of approximately 7.58% on any new indebtedness we may incur. At March 16, 2001, approximately $39.4 million of our outstanding indebtedness bears interest at 7.31% and approximately $16 million of our outstanding indebtedness bears interest at 6.69%.

     This credit agreement matures on September 22, 2003. There are no scheduled principal payments due on this credit agreement until maturity. The next borrowing base redetermination is scheduled for April 30, 2001, and on or about each October 31 and April 30, thereafter. A borrowing base deficiency is created in the event that the outstanding loan balances exceed the borrowing base. If a borrowing base deficiency were to exist after giving effect to a redetermination, then we would have to do one of the following:

     - make a lump sum payment equal to the deficiency;

     - make six consecutive mandatory prepayments of principal on the revolving loan each of which shall be in the amount of one sixth ( 1/6th) of the amount of the borrowing base deficiency; or

     - provide additional collateral acceptable to the banks in their sole discretion sufficient to increase the borrowing base and eliminate the deficiency.

     Under the terms of this credit agreement, we must not permit our consolidated current assets to consolidated current liabilities to be less than
1.0 to 1.0 at any time. Furthermore, we must maintain a minimum net worth equal to $35 million plus (1) after June 30, 2000, 50% of consolidated cumulative net income and (2) an amount equal to 75% of the net proceeds received from the issuance of any equity securities after June 30, 2000. Additionally, our credit agreement contains a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur indebtedness at any time in an amount exceeding $500,000, restrictions to pledge assets outside of this credit agreement, and currently prohibits the payment of dividends on our capital stock. Our credit agreement also requires that we hedge at least 75% but not more than 80% of projected oil production from our existing proved producing mineral interests for not less than 30 months following the closing date of the Central

Resources, Inc. properties acquisition. At December 31, 2000, we were in compliance with all of the covenants under our credit agreement.

     Credit Facility -- Pecos-Gomez, L.P.

     On March 24, 2000, Pecos-Gomez, L.P. entered into a credit facility with Bank of America, N.A. as administrative agent and lender. This credit facility provides for borrowings up to $25 million, subject to borrowing base limitations. The bank has sole discretion to determine the borrowing base based on its semi-annual valuation of the partnership's reserves.

     This credit facility consists of a regular revolver, which on December 31, 2000, had a borrowing base of $6.4 million. At December 31, 2000, the partnership had approximately $700,000 available for borrowing under this credit facility. A portion of the borrowing base is available for the issuance of letters of credit. Under terms of this credit facility, the borrowing base is reduced by $200,000 commencing on June 30, 2000, and on each quarter end thereafter. All borrowings under this credit facility are secured by a first lien mortgage providing a security interest in substantially all assets owned by the partnership including all mineral interests. In addition, we have guaranteed the partnership's obligations under this credit facility. We have pledged our partnership interest to secure this credit facility.

     This credit facility provides that if the aggregate outstanding indebtedness of the partnership is less than 75% of the borrowing base, then advances will bear interest at 1.5% over LIBOR. If the borrowing base usage equals or exceeds 75%, then advances will bear interest at 1.75% over LIBOR. At December 31, 2000, the 6 month LIBOR rate was 6.08%, which would result in an interest rate of approximately 7.83% on any new indebtedness the partnership may incur. On March 16, 2001, the interest rate was 7.14%.

     Commencing on August 15, 2000, and continuing quarterly thereafter until maturity, the partnership shall make mandatory prepayments on this credit facility in an amount equal to 75% of the partnership's Net Revenues (as defined in the credit facility) for the immediately preceding calendar quarter if NYMEX natural gas prices for the immediately preceding calendar quarter averaged $3.00 per Mmbtu or less, otherwise, the dedication rate is 60%. Each such payment shall be applied first to accrued but unpaid interest and then to principal. However, if a borrowing base deficiency were to exist after giving effect to a redetermination, then the partnership would have to do one of the following:

     - eliminate the borrowing base deficiency by making a single mandatory prepayment of principal on the revolving loan in an amount equal to the entire amount of the borrowing base deficiency on the first monthly date following the date on which the borrowing base deficiency is determined to exist;

     - eliminate the deficiency by making six consecutive mandatory prepayments of principal on the revolving loan each of which shall be in the amount of one sixth ( 1/6th) of the amount of the borrowing base deficiency commencing on the first monthly date following the date on which the borrowing base deficiency is determined to exist and continuing on each monthly date thereafter; or

     - eliminate the borrowing base deficiency by submitting additional mineral interests to the banks on the first monthly date following the date on which the borrowing base deficiency is determined to exist for evaluation as borrowing base properties which the banks, in their sole discretion, determine have a value sufficient to increase the borrowing base by at least the amount of the borrowing base deficiency.

     The credit facility matures on March 24, 2003. The next borrowing base redetermination is scheduled for April 1, 2001, and on or about each October 1 and April 1, thereafter. The partnership may seek additional borrowing capacity at that time for its development drilling program. However, we cannot assure you that the current development program of the partnership will result in increased collateral values or that these values will enable the partnership to borrow the funds the partnership needs to continue the program.

     Under the terms of this credit facility, the partnership must not permit its consolidated current assets to its consolidated current liabilities to be less than 1.0 to 1.0 at any time. Furthermore, the partnership must not incur or pay general and administrative expenses in an aggregate amount exceeding $75,000 during the period from March 24, 2000 through December 31, 2000, or $100,000 during any fiscal year thereafter. Additionally, this credit facility contains a number of other covenants affecting the liquidity and capital resources of the partnership, including restrictions on the ability to incur indebtedness at any time in an amount exceeding $25,000 or to pledge assets outside of this credit facility, and restrictions on the payment of dividends on the equity partnership interests of the partnership. At December 31, 2000, the partnership was in compliance with all of the covenants under the credit facility.

     Sale of Equity

     On July 16, 1998, we commenced a rights offering to our existing shareholders. Each shareholder received ten rights for each share of our common stock held. Each right entitled the shareholder to purchase one share of our common stock for $6.00 per share. The rights offering expired on August 12, 1998. We received net proceeds of approximately $35.2 million. The exercise of the rights by some existing shareholders or their assignees has resulted in the dilution of the shares of common stock held by those shareholders who did not exercise their rights. As of March 16, 2001, we had used $6.4 million to repay our indebtedness, $6.5 million for the acquisition of Rio Grande, Inc., $341,000 for our share of capital contributions to EXCO Energy Investors, L.L.C., $7.0 million for our share of capital contributions to EXUS Energy, LLC, a loan of $7.0 million to Venus Exploration, Inc. to fund their capital contribution to EXUS Energy, LLC, $400,000 for general corporate purposes and the remaining proceeds were used to fund the acquisitions we made during 2000.

     Need to Raise Additional Capital

     In order to fund the Addison Energy, Inc. acquisition, we will need to obtain a substantial amount of financing. We are considering our financing options, including additional bank debt, public and private placement of debt securities and the issuance of equity securities. In addition, the growth of our business will require substantial capital on a continuing basis. We cannot assure you that additional funds we may require will be available on satisfactory terms and conditions, if at all. We may pursue, from time to time, opportunities to acquire oil and natural gas properties and businesses that may utilize the capital we currently expect to be available for our present operations. The amount and timing of our future capital requirements, if any, will depend upon a number of factors, including drilling costs, transportation costs, equipment costs, marketing expenses, staffing levels, competitive conditions and any purchases or dispositions of assets. We do not control many of these factors. If we fail to obtain any required additional financing, then our growth, cash flow and earnings may be adversely affected. In addition, we may incur additional debt or engage in potentially dilutive issuances of equity securities in our pursuit of additional capital.

EFFECT OF INFLATION AND CHANGING PRICES ON OUR BUSINESS

     It is difficult for us to assess the impact of inflation on our business. In 1998 and through the first quarter of 1999, we experienced a weakness in the prices we received for our oil and natural gas production. In the latter half of 1999 and throughout 2000, we experienced increases in the prices we received for our oil and natural gas. If oil or natural gas prices suffer a significant decline we may reduce the amount of oil or natural gas we produce and our operations may be adversely affected. We cannot anticipate whether inflation will remain at its present level. However, a sudden increase in inflation and/or an increase in our operating costs or drilling costs coupled with a reduction in oil or natural gas prices could have an adverse effect on our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133).

SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     On January 1, 2001, we adopted SFAS 133, as amended. In accordance with the transition provisions of SFAS 133, we recorded a cumulative-effect loss in Other Comprehensive Income of $1.1 million to recognize at fair value all derivatives that are designated as cash-flow hedging instruments.

     We do not expect to be in violation of any debt covenants or other contracts as a result of implementing SFAS 133.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In order to reduce our exposure to short-term fluctuations in the price of oil and natural gas, we sometimes enter into hedging arrangements. Our hedging arrangements apply to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices. These hedging arrangements may expose us to risk of financial loss and limit the benefit to us of increases in prices. Please read the discussion below related to commodity price swaps and Note 1. and Note 9. of the notes to our consolidated financial statements included in this annual report for a more detailed discussion of our hedging arrangements.

     Commodity Price Risk

     Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for oil and spot market prices for natural gas. Pricing for oil and natural gas production is volatile.

     In an effort to reduce the effects of the volatility of the price of oil and natural gas on our operations, our management has adopted a policy of hedging oil and natural gas prices whenever such prices are in excess of the prices anticipated in our operating budget and profit plan through the use of commodity futures, options and swap agreements. These derivatives are not held for trading purposes. Hedging transactions require the approval of the board of directors. We had no outstanding hedging agreements at December 31, 1998. On September 21, 1999, we entered into an oil commodity swap, accounted for as a derivative commodity instrument, with a counterparty to sell notional volumes of 7,000 Bbls per month at a fixed price of $21.00 per Bbl based on NYMEX pricing. The transaction was effective October 1, 1999, and terminated September 30, 2000.

     The following table sets forth our oil and natural gas hedging activities as of December 31, 2000. All contracts are swap agreements for the sale of oil or natural gas and are based on NYMEX pricing. The market values at December 31, 2000, are estimated from quotes by the counterparties and represent the amounts we would expect to receive or pay to terminate the agreements on December 31, 2000.

                                                                        NOTIONAL
                              CONTRACT    EFFECTIVE   TERMINATION    VOLUME/ RANGE         AGGREGATE         STRIKE
         COMMODITY              DATE        DATE         DATE       PER MONTH(1)(2)       VOLUME(1)(2)    PRICE/RANGE
----------------------------------------------------------------------------------------------------------------------
EXCO RESOURCES, INC.

 Oil.......................   9/28/2000   11/1/2000    4/30/2003      29,000 Bbls-       1,083,000 Bbls   $23.96-30.84
                                                                      46,000 Bbls

 Natural Gas...............  10/13/2000    1/1/2001   12/31/2001    186,000 Mmbtus-          2,383,500      $4.915
                                                                     216,000 Mmbtus             Mmbtus

PECOS-GOMEZ, L.P.(3)

 Natural Gas...............  12/01/2000    2/1/2001   12/31/2002     50,000 Mmbtus           1,150,000       $4.79
                                                                                                Mmbtus

                                MARKET
                               VALUE AT
                             DECEMBER 31,
         COMMODITY               2000
---------------------------  ------------
EXCO RESOURCES, INC.
 Oil.......................  $  3,118,719
 Natural Gas...............  $ (3,863,907)
PECOS-GOMEZ, L.P.(3)
 Natural Gas...............  $   (585,041)

---------------

(1) Bbls -- Barrels.

(2) Mmbtus -- Million British thermal units.

(3) EXCO owns a combined 55.13742% partnership interest. Our exposure to the swap agreement is limited to our partnership interests.

     Realized gains or losses from the settlement of the swaps are recorded in the financial statements as increases or decreases in oil and natural gas revenues. For example, using the oil swap we entered into on September 28, 2000, for the month of November 2000, if the settlement price exceeded $30.84, then a reduction in oil revenues would have been recorded for the difference between the settlement price and $30.84 multiplied by the notional volume of 46,000 Bbls. Conversely, if the settlement price was less than $30.84, then an increase in oil revenues would have been recorded for the difference between the settlement price and $30.84 multiplied by the notional volume of 46,000 Bbls. For example, for a given month, if the settlement price was $32.00, then oil revenues would have decreased by $53,360. Conversely, if the settlement price for a given month was $28.00, oil revenues would have increased by $130,640.

     We report average oil, natural gas and NGL prices including the effects of quality, gathering and transportation costs as well as the net effect of the oil and natural gas hedges. The following table sets forth our oil, natural gas and NGL prices, both realized before hedge results and realized including hedge results; and the net effects of settlements of oil and natural gas price hedges on revenue:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                1999          2000
                                                              ------------------------
Average price per Bbl of oil -- realized before hedge
  results...................................................  $  18.18    $     29.24
Average price per Bbl of oil -- realized including hedge
  results...................................................     17.83          27.39
Average price per Bbl of natural gas liquids -- realized
  before hedge results......................................       N/A          24.60
Average price per Bbl of natural gas liquids -- realized
  including hedge results...................................       N/A          24.60
Average price per Mcf of natural gas -- realized before
  hedge results.............................................      2.07           3.81
Average price per Mcf of natural gas -- realized including
  hedge results.............................................      2.07           3.72
Total reduction in revenue..................................  $ 74,000    $ 1,141,000

     We monitor our hedging instruments regularly to ensure the overall effectiveness of our hedge positions. However, we cannot assure you that our oil and natural gas hedging activities will substantially offset the impact of fluctuations in the pricing of our oil and natural gas production on our results of operations and financial position.

     Interest Rate Risk

     At December 31, 2000, our exposure to interest rates relates primarily to borrowings under our credit facilities and interest earned on commercial paper investments. As of December 31, 2000, we are not using any derivatives to manage interest rate risk. Interest is payable on borrowings under the credit facilities based on a floating rate as more fully described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Our Liquidity and Capital Resources," beginning on page 28. If average short-term interest rates had been 1% higher during the year ended December 31, 2000, our interest expense would have increased by approximately $92,000. This amount was determined by applying the hypothetical interest rate change of 1% to our outstanding borrowings under the credit facilities across the year ended December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              EXCO RESOURCES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

Audited Financial Statements................................    38
  Report of Independent Accountants.........................    39
  Consolidated Balance Sheets...............................    40
  Consolidated Statements of Operations.....................    41
  Consolidated Statements of Cash Flows.....................    42
  Consolidated Statements of Changes in Stockholders'
     Equity.................................................    43
  Notes to Consolidated Financial Statements................    44

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
EXCO Resources, Inc.

     We have audited the accompanying consolidated balance sheets of EXCO Resources, Inc. as of December 31, 1999 and 2000, and the related statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EXCO Resources, Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                            /s/ ERNST & YOUNG LLP
                                            ------------------------------------
                                            ERNST & YOUNG LLP

Dallas, Texas
March 9, 2001

                              EXCO RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         2000
                                                              ----------------------
                                                              (In thousands, except
                                                                   share data)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  9,972    $   8,200
  Accounts receivable:
     Oil and natural gas sales..............................       824        8,591
     Joint interest.........................................     1,914        1,202
     Funds due from escrow agent............................    18,123           --
     Interest and other.....................................       695          286
  Other.....................................................        71        1,983
                                                              ----------------------
          Total current assets..............................    31,599       20,262
Oil and natural gas properties (full cost accounting
  method):
  Proved developed and undeveloped oil and natural gas
     properties.............................................    24,177       90,586
  Accumulated depreciation, depletion and amortization......    (5,503)     (10,231)
                                                              ----------------------
  Oil and natural gas properties, net.......................    18,674       80,355
Office and field equipment, net.............................       264          681
Deferred financing costs....................................         8          310
Investment in EXUS Energy, LLC..............................       257           --
Other assets................................................       130          764
                                                              ----------------------
          Total assets......................................  $ 50,932    $ 102,372
                                                              ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $  3,870    $   2,678
  Revenues and royalties payable............................     1,136        3,652
  Accrued interest payable..................................        10           81
  Current maturities of long-term debt......................     5,001           55
  Income taxes payable......................................        --        2,189
                                                              ----------------------
          Total current liabilities.........................    10,017        8,655
Long-term debt, less current maturities.....................        --       42,488
Deferred abandonment........................................       227          227
Deferred income taxes.......................................        --        1,211
Minority interest in limited partnership....................      (192)          --
Stockholders' equity:
  Preferred stock, $.01 par value:
     Authorized shares -- 10,000,000
     Outstanding shares -- None.............................        --           --
  Common stock, $.02 par value:
     Authorized shares -- 25,000,000
     Issued and outstanding shares -- 6,805,196 and
     6,853,196 at December 31, 1999 and 2000,
     respectively...........................................       136          137
  Additional paid-in capital................................    46,941       47,500
  Notes receivable-officers.................................    (1,552)      (1,551)
  Deficit eliminated in quasi-reorganization................    (8,799)      (8,799)
  Retained earnings since December 31, 1997.................     4,154       12,608
  Treasury stock, at cost: 0 and 11,446 shares at December
     31, 1999 and 2000, respectively........................        --         (104)
                                                              ----------------------
          Total stockholders' equity........................    40,880       49,791
                                                              ----------------------
          Total liabilities and stockholders' equity........  $ 50,932    $ 102,372
                                                              ======================

See accompanying notes.

                              EXCO RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1998       1999        2000
                                                               --------------------------------
                                                               (In thousands, except per share
                                                                           amounts)
REVENUES:
  Oil and natural gas.......................................   $ 1,385    $  5,294    $ 28,869
  Other income..............................................       690       1,424       1,252
  Equity in the earnings of EXUS Energy, LLC................        --         584          --
  Gain on disposition of property and equipment.............        --       5,102         538
                                                               --------------------------------
          Total revenues....................................     2,075      12,404      30,659
COST AND EXPENSES:
  Oil and natural gas production............................       786       2,375       9,484
  Depreciation, depletion and amortization..................       465       1,446       4,949
  General and administrative................................     1,231       1,934       2,003
  Interest..................................................       104          17       1,369
                                                               --------------------------------
          Total cost and expenses...........................     2,586       5,772      17,805
                                                               --------------------------------
Income (loss) before income taxes and minority interest.....      (511)      6,632      12,854
Minority interest in limited partnership....................        --          (7)         --
                                                               --------------------------------
Income (loss) before income taxes...........................      (511)      6,639      12,854
Income tax expense..........................................        --       2,139       4,400
                                                               --------------------------------
Net income (loss) before extraordinary item.................      (511)      4,500       8,454
Fee income from early extinguishment of debt, net of tax....        --         165          --
                                                               --------------------------------
Net income (loss)...........................................   $  (511)   $  4,665    $  8,454
                                                               ================================
Basic earnings (loss) per share.............................   $  (.18)   $    .69    $   1.23
                                                               ================================
Diluted income (loss) per share.............................   $  (.18)   $    .69    $   1.18
                                                               ================================
Weighted average number of common and common equivalent
  shares outstanding:
  Basic.....................................................     2,871       6,698       6,835
                                                               ================================
  Diluted...................................................     2,874       6,714       7,122
                                                               ================================

See accompanying notes.

                              EXCO RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1999        2000
                                                            ---------------------------------
                                                                     (In thousands)
OPERATING ACTIVITIES:
Net income (loss).........................................  $    (511)  $   4,665   $   8,454
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation, depletion and amortization................        465       1,446       4,949
  Loss (gain) on disposition and abandonment of property
     and equipment........................................         --      (5,102)       (538)
  Deferred income taxes...................................         --       2,139       1,283
  Gain on investment in EXCO Energy Investors, L.L.C......         --         (65)         --
  Extraordinary item, net of tax..........................         --        (165)         --
                                                            ---------------------------------
Cash flow before changes in working capital...............        (46)      2,918      14,148
  Effect of changes in:
     Accounts receivable..................................       (257)    (20,663)     11,477
     Other current assets.................................       (111)        123      (1,912)
     Accounts payable and other current liabilities.......        287       9,002       3,584
                                                            ---------------------------------
Net cash provided by (used in) operating activities.......       (127)     (8,620)     27,297
INVESTING ACTIVITIES:
Additions to oil and natural gas properties and
  equipment...............................................     (7,185)    (30,497)    (67,534)
Investment in EXCO Energy Investors, L.L.C. ..............       (341)         (3)         --
Proceeds from the dissolution of EXCO Energy Investors,
  L.L.C. .................................................         --         409          --
Investment in Rio Grande, Inc. promissory note............     (6,539)      7,451          --
Purchase of note from Venus Exploration, Inc. ............         --      (7,000)         --
Payment of note from Venus Exploration, Inc. .............         --       7,000          --
Investment in EXUS Energy, LLC............................         --        (257)        257
Other investing activities................................         --        (213)       (735)
Proceeds from disposition of property and equipment.......          5      20,248       1,493
                                                            ---------------------------------
Net cash used in investing activities.....................    (14,060)     (2,862)    (66,519)
FINANCING ACTIVITIES:
Proceeds from note payable and long-term debt.............      6,360       3,000      50,536
Payments on long-term debt................................     (6,390)     (3,010)    (12,994)
Interest income on notes receivable -- officers...........         --         (76)       (105)
Interest payment on notes receivable -- officers..........         --          56         106
Deferred financing costs..................................         --          (9)       (381)
Proceeds from issuance of common stock....................     35,214          --         288
                                                            ---------------------------------
Net cash provided by (used in) financing activities.......     35,184         (39)     37,450
                                                            ---------------------------------
Net increase (decrease) in cash...........................     20,997     (11,521)     (1,772)
Cash at beginning of year.................................        496      21,493       9,972
                                                            ---------------------------------
Cash at end of year.......................................  $  21,493   $   9,972   $   8,200
                                                            =================================
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid.............................................  $     104   $       7   $   1,300
                                                            =================================
Income taxes paid.........................................  $      --   $      --   $      --
                                                            =================================

See accompanying notes.

                              EXCO RESOURCES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   COMMON STOCK
                                ------------------   ADDITIONAL      NOTES                   RETAINED                   TOTAL
                                 NUMBER               PAID-IN     RECEIVABLE-    DEFICIT     EARNINGS    TREASURY   STOCKHOLDERS'
                                OF SHARES   AMOUNT    CAPITAL      OFFICERS     ELIMINATED   (DEFICIT)    STOCK        EQUITY
                                -------------------------------------------------------------------------------------------------
                                                                         (In thousands)
Balance on December 31,
  1997........................      503     $  10     $  9,716     $     --      $ (8,799)   $     --     $   --      $    927
  Purchase of oil and natural
    gas assets................        6         0           37           --            --          --         --            37
  Purchase of Jacobi-Johnson
    Energy, Inc. .............       85         2          511           --            --          --         --           513
  Shares issued for rights
    offering..................    5,944       119       35,080           --            --          --         --        35,199
  Exercise of options.........      150         3          897           --            --          --         --           900
  Notes issued by officers....       --        --           --         (825)           --          --         --          (825)
  Net loss....................       --        --           --           --            --        (511)        --          (511)
                                -------------------------------------------------------------------------------------------------
Balance on December 31,
  1998........................    6,688       134       46,241         (825)       (8,799)       (511)        --        36,240
  Interest income on notes
    receivable-officers.......       --        --           --          (77)           --          --         --           (77)
  Interest payment on notes
    receivable-officers.......       --        --           --           56            --          --         --            56
  1998 rights offering
    expense...................       --        --           (4)          --            --          --         --            (4)
  Exercise of options.........      117         2          704           --            --          --         --           706
  Notes issued by officers....       --        --           --         (706)           --          --         --          (706)
  Net income..................       --        --           --           --            --       4,665         --         4,665
                                -------------------------------------------------------------------------------------------------
Balance on December 31,
  1999........................    6,805       136       46,941       (1,552)       (8,799)      4,154         --        40,880
  Interest income on notes
    receivable-- officers.....       --        --           --         (105)           --          --         --          (105)
  Interest payment on notes
    receivable-- officers.....       --        --           --          106            --          --         --           106
  Exercise of options.........       48         1          287           --            --          --         --           288
  Realization of deferred tax
    asset.....................       --        --           72           --            --          --         --            72
  Realization of stock warrant
    value.....................       --        --          200           --            --          --         --           200
  Purchase of treasury stock,
    at cost...................       --        --           --           --            --          --       (104)         (104)
  Net income..................       --        --           --           --            --       8,454         --         8,454
                                -------------------------------------------------------------------------------------------------
BALANCE ON DECEMBER 31,
  2000........................    6,853     $ 137     $ 47,500     $ (1,551)     $ (8,799)   $ 12,608     $ (104)     $ 49,791
                                =================================================================================================

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

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the financial statements of EXCO Resources, Inc. and its subsidiaries, EXCO (Delaware), Inc. and Pecos-Gomez, L.P. We account for our investment in Pecos-Gomez, L.P. using the proportional method of consolidation. Under this method, only our combined 55.13742% interest in the partnership is reflected in the financial statements with no recording of minority interest. All inter-company transactions have been eliminated.

ACCOUNTING FOR UNCONSOLIDATED INVESTMENTS

     During 1999 we accounted for our 50% interest in EXUS Energy, LLC (more fully described in Note 10. Acquisitions) using the equity method of accounting for investments because control was temporary. Equity in the pre-tax earnings of EXUS included in our 1999 consolidated statement of operations was $584,000. During 1999, EXCO's share of the EXUS oil and natural gas revenues, depreciation, depletion and amortization, direct operating expenses and interest expense were $1.6 million, $449,000, $244,000 and $253,000, respectively.

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

CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE

     Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and trade receivables. We place our cash with high credit quality financial institutions. We sell oil and natural gas to various customers. In addition, we participate with other parties in the drilling, completion and operation of oil and natural gas wells. Substantially all of our accounts receivable are due from either purchasers of oil, natural gas or NGLs or participants in oil and natural gas wells for which we serve as the operator. Generally, operators of oil and natural gas properties have the right to offset future

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revenues against unpaid charges related to operated wells. Oil, natural gas and NGL sales are generally unsecured. We have provided for credit losses in the financial statements and these losses have been within management's expectations. The allowance for doubtful accounts receivable aggregated $34,000 at December 31, 1999 and 2000.

     As more fully described in Note 10. Acquisitions, at December 31, 1999, approximately $18.2 million was due from Texas Escrow Company, Inc. (Texas Escrow) of Dallas, Texas relating to the sale of certain oil and natural gas properties located in Jackson Parish, Louisiana (the Jackson Parish Properties) on December 31, 1999.

HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

     In an effort to reduce the effects of the volatility of the price of oil and natural gas on our operations, our management has adopted a policy of hedging oil and natural gas prices whenever such prices are in excess of the prices anticipated in our operating budget and profit plan through the use of commodity futures, options, and swap agreements. These derivatives are not held for trading purposes. Hedging transactions require the approval of the board of directors.

     We adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. In accordance with the transition provisions of SFAS 133, we recorded a cumulative-effect loss in Other Comprehensive Income of $1.1 million to recognize the fair value of our derivatives designated as cash-flow hedging instruments at the date of adoption.

     On the date the derivative contract is entered into, we designate the derivative as either a hedge of the fair value of a recognized asset or liability (fair-value hedge), as a hedge of the variability of cash flows to be received (cash-flow hedge), or as a foreign-currency cash-flow hedge (foreign-currency hedge). Changes in the fair value of a derivative that is highly effective as a cash-flow hedge are recorded in Other Comprehensive Income, until earnings are affected by the variability of cash flows. All of our derivative instruments at December 31, 2000, were designated as cash-flow hedges.

     We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively, as discussed below.

     We discontinue hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions; (2) the derivative expires or is sold, terminated or exercised;
(3) the derivative is designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) the hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

     When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in Other Comprehensive Income will be recognized immediately in earnings. In all other situations in which hedge

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounting is discontinued, the derivative will be carried as its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

OIL AND NATURAL GAS PROPERTIES

     We have recorded oil and natural gas properties at cost using the full cost method of accounting, as prescribed by the SEC. Under the full cost method, all costs associated with the acquisition, exploration or development of oil and natural gas properties are capitalized as part of the full cost pool. Capitalized costs are limited to the aggregate of the present value of future net reserves plus the lower of cost or fair market value of unproved properties.

     Depreciation, depletion and amortization of evaluated oil and natural gas properties is provided using the unit-of-production method based on total proved reserves, as determined by independent petroleum reservoir engineers.

     Sales, dispositions and other oil and natural gas property retirements are accounted for as adjustments to the full cost pool, with no recognition of gain or loss unless the disposition would significantly alter the amortization rate.

OFFICE AND FIELD EQUIPMENT

     Office and field equipment are capitalized at cost and depreciated on a straight line basis over their estimated useful lives.

REVENUE RECOGNITION

     We use the sales method of accounting for oil and natural gas revenues. Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers.

OVERHEAD REIMBURSEMENT FEES

     We have classified fees from overhead charges billed to working interest owners, including us, of $278,000, $661,000 and $1.5 million for the years ended December 31, 1998, 1999 and 2000, respectively, as a reduction of general and administrative expenses in the accompanying statements of operations.

EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires presentation of two calculations of earnings per common share. Basic earnings per common share equals net income divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus any dilutive shares assumed to be issued. Common stock equivalents are shares assumed to be issued if outstanding stock options and warrants were exercised.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.   LONG-TERM DEBT

     Long-term debt is summarized as follows (in thousands):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999          2000
                                                              ----------------------
Notes payable...............................................  $  5,001      $ 42,543
Less current maturities.....................................    (5,001)          (55)
                                                              ----------------------
Long-term debt..............................................  $     --      $ 42,488
                                                              ----------------------
                                                              ----------------------

BANK OF AMERICA CREDIT AGREEMENTS

     EXCO Resources, Inc.

     On February 11, 1998, we entered into a credit facility with NationsBank of Texas, N.A. The credit facility provided for borrowings up to $50 million, subject to borrowing base limitations. On September 21, 1998, we entered into the first amendment to the credit facility with NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.). The first amendment provided for borrowings up to $150 million, subject to borrowing base limitations, as determined by the lenders from time to time. On February 11, 2000, we entered into the second amendment to the credit facility with Bank of America, N.A. (successor by merger to NationsBank, N.A.). The second amendment provided for a new termination date, an increase in our borrowing base, subject to certain conditions, and an increase in certain thresholds customary for a growing company. On September 22, 2000, we entered into an Amended and Restated Credit Agreement (the Credit Agreement) with Bank of America, N.A., as administrative agent, Bank One, Texas, N.A., as syndication agent, and a syndicate of banks as lenders. The Credit Agreement provides for borrowings up to $150 million, subject to borrowing base limitations. On March 7, 2001, we entered into the first amendment to the Credit Agreement. The first amendment provides for an increase in our borrowing base to $60.0 million The banks have sole discretion to determine the borrowing base based on their valuation of our reserves conducted semi-annually.

     The Credit Agreement consists of a regular revolver, which on December 31, 2000, had a borrowing base of $45.0 million. At December 31, 2000, we had approximately $5.3 million available for borrowing under the Credit Agreement. A portion of the borrowing base is available for the issuance of letters of credit. All borrowings under the Credit Agreement are secured by a first lien mortgage providing a security interest in 80% of our oil and natural gas properties including mineral interests. Under the Credit Agreement, we are required to pay a fee equal to .25% on any accepted increase in the borrowing base in excess of the previously determined borrowing base and an unused commitment fee of .30% to .425% based on the ratio of outstanding credit to the borrowing base.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Credit Agreement provides that if our aggregate outstanding indebtedness is less than 50% of the borrowing base, then advances will bear interest at 1.0% over LIBOR. If the borrowing base usage equals or exceeds 50% but is less than or equal to 70%, then advances will bear interest at 1.25% over LIBOR. If the borrowing base usage is greater than 70% but is less than or equal to 90%, then advances will bear interest at 1.5% over LIBOR. If the borrowing base usage exceeds 90%, then advances will bear interest at 1.75% over LIBOR.

     The Credit Agreement matures on September 22, 2003. There are no scheduled principal payments due on the Credit Agreement until maturity. The next borrowing base redetermination is scheduled for April 30, 2001, and on or about each October 31 and April 30, thereafter. A borrowing base deficiency is created in the event that the outstanding loan balances exceed the borrowing base. If a borrowing base deficiency were to exist after giving effect to a redetermination, then we would have to do one of the following:

     - make a lump sum payment equal to the deficiency;

     - make six consecutive mandatory prepayments of principal on the revolving loan each of which shall be in the amount of one sixth ( 1/6th) of the amount of the borrowing base deficiency; or

     - provide additional collateral acceptable to the banks in their sole discretion sufficient to increase the borrowing base and eliminate the deficiency.

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

     Pecos-Gomez, L.P.

     See "Note 10. Acquisitions -- Pecos County Properties Acquisition" for a description of the Pecos-Gomez, L.P. credit facility.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   INCOME TAXES

     The income tax provision attributable to the income (loss) before extraordinary item consists of the following (in thousands):

                                                                   DECEMBER 31,
                                                             ------------------------
                                                             1998    1999      2000
                                                             ------------------------
Current:
  U.S. federal.............................................  $ --   $    --   $ 2,022
  U.S. state and local.....................................    --        --       178
                                                             ------------------------
                                                               --        --     2,200
                                                             ------------------------
Deferred:
  U.S. federal.............................................    --     2,139     2,022
  U.S. state and local.....................................    --        --       178
                                                             ------------------------
                                                               --     2,139     2,200
                                                             ------------------------
          Total............................................  $ --   $ 2,139   $ 4,400
                                                             ========================

     At December 31, 2000, we had net operating loss carryforwards (NOLs) for income tax purposes that began to expire in 2000. Our ability to use the NOLs was significantly restricted because of a change in our ownership, which occurred December 19, 1997, as well as the change in ownership of Rio Grande, Inc. which occurred on March 16, 1999. We estimate that approximately $5.4 million of the NOLs will become available in the future at the rate of approximately $460,000 per year. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to carryforwards prior to our quasi-reorganization. When realized, the tax benefit for those carryforwards will be credited to additional paid-in capital, which, in 2000 amounted to $72,000. In addition, a valuation allowance has been recognized to offset deferred tax assets acquired in the Rio Grande transaction.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                          1998      1999       2000
                                                         ----------------------------
DEFERRED TAX ASSETS:
Net operating loss carryforwards......................   $  902   $  1,922   $  1,984
Credit carryforwards..................................       29         29          5
Statutory depletion carryforwards.....................       16         16         --
Other.................................................        4          4         13
Valuation allowance for deferred tax assets...........     (494)    (1,728)    (1,306)
                                                         ----------------------------
          Total deferred tax assets...................      457        243        696
DEFERRED TAX LIABILITIES:
Book basis of oil and natural gas properties in excess
  of tax basis........................................      457        243      1,907
                                                         ----------------------------
          Total deferred tax liabilities..............      457        243      1,907
                                                         ----------------------------
          Net deferred tax liabilities................   $   --   $     --   $  1,211
                                                         ----------------------------
                                                         ----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation, stated as a percentage of pretax income
(loss) taxable at the corporate level, of the U.S. statutory federal income tax rate to our effective tax rate:

                                                              1998      1999     2000
                                                             ------------------------
U.S. federal statutory rate................................   (34.0%)   34.0%    34.0%
State tax rate, net of federal benefit.....................      --       --      3.0%
Adjustments to the valuation allowance.....................    34.0%      --     (2.8%)
                                                             ------------------------
Tax provision..............................................      --     34.0%    34.2%
                                                             ------------------------
                                                             ------------------------

4.   STOCK TRANSACTIONS

     ISSUANCE OF COMMON STOCK

     On March 5, 1998, we issued 6,250 shares of common stock as consideration for the acquisition of working interests from J. Michael Muckleroy, an outside director. On May 8, 1998, we issued 85,436 shares of common stock as partial consideration for the Jacobi-Johnson Energy, Inc. acquisition. On July 16, 1998, the SEC declared our registration statement effective authorizing the commencement of a rights offering to our existing shareholders. Each shareholder received ten rights for each share of our common stock held. Each right entitled the shareholder to purchase one share of our common stock for $6.00 per share. The rights offering expired on August 12, 1998. We received net proceeds of approximately $35.2 million and issued approximately 5.9 million shares. On September 15, 1998, several of our directors and executive officers exercised stock options covering 150,000 shares of common stock at a strike price of $6.00 per share. Of the $900,000 in aggregate proceeds, these directors and executive officers paid $75,000 in cash with $825,000 being borrowed from us.

     On November 29, 1999, several of our executive officers who are also directors exercised stock options covering 117,500 shares of common stock, 112,500 at a strike price of $6.00 per share and 5,000 at a strike price of $6.25 per share. Of the $706,250 in aggregate proceeds, these executive officers who are also directors paid $0 in cash with $706,250 being borrowed from us.

     During the year ended December 31, 2000, two of our directors and three of our employees exercised stock options covering 48,000 shares of our common stock, 46,375 at a strike price of $6.00 per share and 1,625 shares at $6.25 per share. We received net proceeds of $288,406 for these shares.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes our stock option activity:

                                                                        WEIGHTED AVERAGE
                                                              STOCK      EXERCISE PRICE
                                                             OPTIONS       PER SHARE
                                                            ---------   ----------------
Outstanding at December 31, 1997..........................         --
  Granted.................................................  1,072,500       $  6.00
  Expired or canceled.....................................         --
  Exercised...............................................   (150,000)      $  6.00
                                                            ---------
Options outstanding at December 31, 1998..................    922,500       $  6.00
  Granted.................................................    268,309       $  6.10
  Expired or canceled.....................................     (6,600)      $  6.16
  Exercised...............................................   (117,500)      $  6.01
                                                            ---------
Options outstanding at December 31, 1999..................  1,066,709       $  6.02
  Granted.................................................    414,637       $ 13.77
  Expired or canceled.....................................    (34,747)      $  6.01
  Exercised...............................................    (48,000)      $  6.01
                                                            ---------
OPTIONS OUTSTANDING AT DECEMBER 31, 2000..................  1,398,599       $  8.32
                                                            =========
OPTIONS EXERCISABLE AT DECEMBER 31, 2000..................    713,530       $  7.20
                                                            =========

     SFAS No. 123, "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for employee stock compensation plans, but allows for the continuation of the intrinsic value based method of accounting to measure compensation cost prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). For companies electing not to change their accounting, SFAS 123 requires pro-forma disclosures of earnings and earnings per share as if the change in accounting provision of SFAS 123 has been adopted.

     We have elected to continue to utilize the accounting method prescribed by APB 25, under which no compensation cost has been recognized, and adopt the disclosure requirements of SFAS 123. As a result, SFAS 123 has no effect on our financial condition or our results of operations at December 31, 1998, 1999 and 2000.

     Had compensation costs for these plans been determined consistent with SFAS 123, our net income (loss) and earnings per share (EPS) would have been adjusted to the following pro-forma amounts (in thousands, except per share amounts):

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           1998      1999      2000
                                                          ---------------------------
Net income (loss).........................  As Reported   $ (511)  $  4,665   $ 8,454
                                            Pro Forma..   $ (711)  $  3,889   $ 7,776
Basic EPS.................................  As Reported   $ (.18)  $    .69   $  1.23
                                            Pro Forma..   $ (.25)  $    .58   $  1.14
Diluted EPS...............................  As Reported   $ (.18)  $    .69   $  1.18
                                            Pro Forma..   $ (.25)  $    .58   $  1.09

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As part of the consideration paid for the acquisition of the Central Properties, we issued a warrant to Central Resources, Inc. (the Registered Holder) to purchase 200,000 shares of our common stock for $11.00 per share. This warrant expires on September 22, 2003. Under terms of the Registration Rights Agreement, a Registered Holder may make one written demand registration request to us to file a Form S-3 registration statement for the resale of the securities. A Registered Holder may also elect to have the securities included in a registration statement when we file a public offering of equity securities solely for cash, referred to as piggyback registration rights.

5.   RELATED PARTY TRANSACTIONS

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

6.   COMMITMENTS AND CONTINGENCIES

     We lease our offices and certain equipment. Our rental expenses were approximately $84,000, $134,000, and $202,000 for 1998, 1999 and 2000,
respectively. Our future minimum rental payments under operating leases with remaining noncancellable lease terms at December 31, 2000, are as follows (in thousands):

2001......................................................   $   442
2002......................................................       222
2003......................................................       219
2004......................................................       224
Thereafter................................................       223
                                                             -------
                                                             $ 1,330
                                                             =======

7.   ENVIRONMENTAL REGULATION

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   OIL AND NATURAL GAS PRODUCING ACTIVITIES

     The results of operations from our oil and natural gas producing activities are as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1999       2000
                                                        -----------------------------
Oil and natural gas sales.............................  $ 1,385   $  5,294   $ 28,869
Production costs......................................  $  (786)  $ (2,375)  $ (9,484)
Depreciation, depletion and amortization..............  $  (385)  $ (1,446)  $ (4,949)
Income tax expense, net of extraordinary item.........  $    --   $ (2,139)  $ (4,400)

Costs incurred in oil and natural gas producing activities are as follows (in thousands, except per equivalent barrel amounts):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1999       2000
                                                        -----------------------------
Property acquisition costs............................  $ 6,820   $ 14,803   $ 66,270
Development costs.....................................  $   257   $    940   $    847
Exploration costs.....................................  $    --   $    122   $     --
Production costs......................................  $   786   $  2,375   $  9,484
Depreciation, depletion and amortization per Boe of
  oil.................................................  $  3.83   $   4.31   $   4.18
Depreciation, depletion and amortization per Mcfe of
  natural gas.........................................  $  0.64   $   0.72   $   0.70

     Most of our oil and natural gas revenues are produced from a limited number of wells or properties all of which are located in the United States.

     Our oil and natural gas production is sold to various purchasers. During the year ended December 31, 2000, sales of oil and natural gas to three purchasers accounted for 23.6%, 19.9%, and 11.9% respectively, of our total revenues. During the year ended December 31, 1999, sales of oil and natural gas to two purchasers accounted for 36% and 28%, respectively, of our total revenues. During the year ended December 31, 1998, sales of oil and natural gas to two purchasers, accounted for 17% and 10%, respectively, of our total revenues. Management believes that the loss of these purchasers would not have a material impact on our financial condition or results of operations.

9.   HEDGING ACTIVITIES

     In an effort to reduce the effects of the volatility of the price of oil and natural gas on our operations, management has adopted a policy of hedging oil and natural gas prices whenever such prices are in excess of the prices anticipated in our operating budget and profit plan through the use of commodity futures, options and swap agreements. Hedging transactions require the approval of the board of directors. We had no outstanding hedging agreements at December 31, 1998.

     The following table sets forth our oil and natural gas hedging activities as of December 31, 2000, and those contracts entered into subsequent to December 31, 2000. All contracts are swap agreements for the sale of oil or natural gas and are based on NYMEX pricing. The market values at December 31, 2000, are

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated from quotes by the counterparties and represent the amounts we would expect to receive or pay to terminate the agreements on December 31, 2000.

                                                                        NOTIONAL
                              CONTRACT    EFFECTIVE   TERMINATION    VOLUME/ RANGE         AGGREGATE         STRIKE
         COMMODITY              DATE        DATE         DATE       PER MONTH(1)(2)       VOLUME(1)(2)    PRICE/RANGE
----------------------------------------------------------------------------------------------------------------------
EXCO RESOURCES, INC.
 Oil.......................   9/28/2000   11/1/2000    4/30/2003     29,000 Bbls -       1,083,000 Bbls    $23.96 -
                                                                      46,000 Bbls                            30.84
 Natural Gas...............  10/13/2000    1/1/2001   12/31/2001    186,000 Mmbtus -         2,383,500      $4.915
                                                                     216,000 Mmbtus             Mmbtus
PECOS-GOMEZ, L.P.(3)
 Natural Gas...............  12/01/2000    2/1/2001   12/31/2002     50,000 Mmbtus           1,150,000       $4.79
                                                                                                Mmbtus

                                MARKET
                               VALUE AT
                             DECEMBER 31,
         COMMODITY               2000
---------------------------  ------------
EXCO RESOURCES, INC.
 Oil.......................  $  3,118,719
 Natural Gas...............  $ (3,863,907)
PECOS-GOMEZ, L.P.(3)
 Natural Gas...............  $   (585,041)

---------------

(1) Bbls -- Barrels.

(2) Mmbtus -- Million British thermal units.

(3) EXCO owns a combined 55.13742% partnership interest. Our exposure to the swap agreement is limited to our partnership interests.

     The following table sets forth our oil, natural gas and natural gas liquids prices, both realized before hedge results and realized including hedge results; and the net effects of settlements of oil and natural gas price hedges on revenue:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                1999          2000
                                                              ------------------------
Average price per Bbl of oil -- realized before hedge
  results...................................................  $  18.18    $     29.24
Average price per Bbl of oil -- realized including hedge
  results...................................................  $  17.83    $     27.39
Average price per Bbl of natural gas liquids -- realized
  before hedge results......................................       N/A    $     24.60
Average price per Bbl of natural gas liquids -- realized
  including hedge results...................................       N/A    $     24.60
Average price per Mcf of natural gas -- realized before
  hedge
  results...................................................  $   2.07    $      3.81
Average price per Mcf of natural gas -- realized including
  hedge
  results...................................................  $   2.07    $      3.72
Total reduction in revenue..................................  $ 74,000    $ 1,141,000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. ACQUISITIONS

     We have accounted for the following acquisitions in accordance with APB No. 16, "Business Combinations" where applicable.

ENTITY                                       TRANSACTIONS IN 1998 AND 1999             EVENT DATE
------                                       -----------------------------             ----------
EXCO Resources, Inc.                   Purchased Maverick County Properties.....   February 11, 1998
                                       Purchased Jacobi-Johnson Energy, Inc.....   May 8, 1998
                                       Purchased Dawson County Properties.......   June 30, 1998
                                       Purchased promissory note of Rio Grande,
                                       Inc......................................   November 2, 1998
                                       Purchased Carter County Properties.......   December 21, 1998
                                       Merged Jacobi-Johnson Energy, Inc. into
                                       EXCO Resources, Inc......................   December 30, 1998
                                       Exchanged promissory note of Rio Grande,
                                       Inc. for 100% of outstanding capital
                                       stock of Rio Grande, Inc.................   March 16, 1999
                                       Merged Rio Grande, Inc. into EXCO
                                       Resources, Inc...........................   March 30, 1999
                                       Purchased Natchitoches Parish
                                       Properties...............................   December 31, 1999
EXUS Energy, LLC                       Purchased Jackson Parish Properties......   June 30, 1999
                                       Sold Jackson Parish Properties...........   December 31, 1999
EXCO Energy Investors, L.L.C           Sold debt securities of National Energy
                                       Group, Inc...............................   November 11, 1999

ENTITY                                           TRANSACTIONS IN 2000                  EVENT DATE
------                                           --------------------                  ----------
EXCO Resources, Inc.                   Purchased Val Verde County Properties....   February 25, 2000
                                       Purchased Central Properties.............   September 22, 2000
Pecos-Gomez, L.P.                      Purchased Pecos County Properties........   March 24, 2000

Transactions which closed during 2000 are more fully described below.

     Val Verde County Properties Acquisition

     On February 25, 2000, we purchased interests in 21 gross (9.8 net) producing wells located in Val Verde County, Texas from RVC Energy, Inc. (the Val Verde County Properties). We are the named operator of 18 of the wells acquired in the transaction. The Val Verde County Properties include approximately 5,330 gross (3,370 net) developed acres and approximately 2,030 gross (510 net) undeveloped acres. As of December 31, 1999, total proved reserves net to our interest included 19.1 Bcf of natural gas.

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

     Pecos County Properties Acquisition

     On March 24, 2000, under terms of a purchase and sale agreement dated February 22, 2000, Humphrey-Hill, L.P., a Texas limited partnership (the Partnership), completed the acquisition from the Nebraska Public Gas Agency (Seller) of certain oil and natural gas properties located in Pecos County,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Texas (the Pecos County Properties). On March 24, 2000, the Partnership was owned 50% by Taurus Acquisition, Inc. as a limited partner (Taurus is our wholly owned subsidiary), 49% by certain private investors as limited partners and 1% by us as general partner. The Pecos County Properties include 8 gross (4.25 net) producing wells. We are the named operator and assumed operations of 5 of the wells acquired in the transaction. As of January 1, 2000, the Pecos County Properties were estimated to contain 25.1 Bcf of natural gas.

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

     Limited Partnership Agreement. We have entered into an Amended and Restated Agreement of Limited Partnership (the Partnership Agreement with Taurus and the other investors (the Humphrey-Hill Partners)). The partners share ratably in the profits and losses of the Partnership, subject to special allocations in certain events. The Partnership's principal business purpose is initially the management and development of the Pecos County Properties. The partners have established an area of mutual interest in respect of the Pecos County Properties which governs any additional acquisitions of properties by any partner within the area.

     Effective April 14, 2000, the Humphrey-Hill Partners entered into a Transfer and Assignment Agreement which transferred Taurus' 50% partnership interest to EXCO (Delaware), Inc., a Delaware corporation. EXCO (Delaware) is our wholly owned subsidiary. Also effective April 14, 2000, the partnership name was changed to Pecos-Gomez, L.P. under an Amended and Restated Certificate of Limited Partnership. Subsequently, the Partnership Agreement was amended to reflect the transfer of the Taurus partnership interest and name change. Effective May 16, 2000, under terms of a Transfer and Assignment Agreement dated May 16, 2000, EXCO (Delaware), Inc. purchased an additional 4.13742% limited partnership interest in Pecos-Gomez, L.P., from one of the other limited partners. As a result, as of May 16, 2000, EXCO (Delaware), Inc. now owns a 54.13742% limited partnership interest, and we still owns a 1% general partnership interest in Pecos-Gomez, L.P.

     The Partnership is managed by us as general partner. Certain Partnership actions require consent of partners holding 70% of the partnership interests including: merger, sale of all of the Partnership's assets, liquidation, conversion of the legal form of the entity to another form or amending the Partnership Agreement to change any minority partnership interest protection.

     We and Taurus initially capitalized the Partnership with $3.5 million of equity capital, all of which was applied to fund the purchase of the Pecos County Properties. Upon execution of the Partnership Agreement, the partners agreed that the value of the Partnership's Purchase Agreement was approximately $3.4 million. This value was allocated entirely to the capital accounts of the three private investors who initially formed the Partnership and arranged the Purchase Agreement with the Seller. Accordingly, the Partnership's full cost pool has been increased by $3.4 million. This value will be amortized over the economic reserve life of the Pecos County Properties. The Partnership also arranged a credit facility (discussed in greater detail below) through Bank of America, N.A. to fund a portion of the Pecos County Properties acquisition and to fund additional development drilling of the properties.

     The Partnership Agreement includes other customary terms including terms governing transfers of partnership interests (including a buy/sell right), voting, meetings and tax matters.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Partnership Credit Facility

     On March 24, 2000, the Partnership entered into a credit facility with Bank of America, N.A. as administrative agent and lender. The credit facility provides for borrowings up to $25 million, subject to borrowing base limitations.

     The credit facility consists of a regular revolver, which on December 31, 2000, had a borrowing base of $6.4 million. At December 31, 2000, the Partnership had approximately $700,000 available for borrowing under the credit facility. A portion of the borrowing base is available for the issuance of letters of credit. Under terms of the credit facility, the borrowing base is reduced by $200,000 commencing on June 30, 2000, and on each quarter end thereafter. All borrowings under the credit facility are secured by a first lien mortgage providing a security interest in substantially all assets owned by the Partnership including all mineral interests. In addition, EXCO has guaranteed the Partnership's obligations under the credit facility. We have pledged our Partnership interest to secure the credit facility.

     The credit facility provides that if the aggregate outstanding indebtedness of the Partnership is less than 75% of the borrowing base, then advances will bear interest at 1.5% over LIBOR. If the borrowing base usage equals or exceeds 75%, then advances will bear interest at 1.75% over LIBOR.

     Commencing on August 15, 2000, and continuing quarterly thereafter until maturity, the Partnership shall make mandatory prepayments on the credit facility in an amount equal to 75% of the Partnership's Net Revenues (as defined in the credit facility) for the immediately preceding calendar quarter if NYMEX natural gas prices for the immediately preceding calendar quarter averaged $3.00 per Mmbtu or less, otherwise, the dedication rate is 60%. Each such payment shall be applied first to accrued but unpaid interest and then to principal. However, if a borrowing base deficiency were to exist after giving effect to a redetermination, then the Partnership would have to do one of the following:

     - make a lump sum payment equal to the deficiency;

     - make six consecutive mandatory prepayments of principal on the revolving loan each of which shall be in the amount of one sixth ( 1/6th) of the amount of the borrowing base deficiency; or

     - provide additional collateral acceptable to the banks in their sole discretion sufficient to increase the borrowing base and eliminate the deficiency.

     The credit facility matures on March 24, 2003. The next borrowing base redetermination is scheduled for April 1, 2001, and on or about each October 1 and April 1, thereafter.

     Under the terms of the credit facility, the Partnership must maintain a current ratio of not less than 1.0 to 1.0 at any time. Furthermore, the Partnership must not incur or pay general and administrative expenses in an aggregate amount exceeding $75,000 during the period from March 24, 2000 through December 31, 2000, or $100,000 during any fiscal year thereafter. Additionally, the credit facility contains a number of other covenants affecting the liquidity and capital resources of the Partnership, including restrictions on the ability to incur indebtedness at any time in an amount exceeding $25,000 excluding amounts associated with operating in the ordinary course of business or to pledge assets outside of the credit facility, and restrictions on the payment of dividends on the equity partnership interests of the Partnership.

     Central Properties Acquisition

     On September 22, 2000, we completed the acquisition of certain oil and natural gas properties located in various counties in West, South, North, and Central Texas; Southeast and Northwest New Mexico; Southern Louisiana; Northeastern Colorado; Western Nebraska; Clarke, Jones, and Perry Counties in Mississippi; Beaver and Cleveland Counties in Oklahoma; Meade County in Kansas; and Campbell, Converse, and Niobrara Counties in Wyoming (the Central Properties) from Central Resources, Inc. (the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Seller). As of October 2000, the properties consisted of 1,890 wells, including 571 water injection wells involved with secondary recovery water flood projects. Under terms of the acquisition, effective October 1, 2000, we became operator of 190 producing oil and natural gas wells. As of June 1, 2000, estimated total proved reserves net to our interest included 8.3 million Bbls of oil and NGLs and 37.3 Bcf of natural gas.

     The purchase price consisted of $48.0 million cash ($44.9 million after contractual adjustments) and warrants to purchase 200,000 shares of our common stock at $11.00 per share. The cash consideration was paid from existing working capital and borrowings of $39.4 million under our amended and restated credit agreement. The effective date of the acquisition was June 1, 2000. The purchase price was determined through arms-length negotiations between the parties taking into account reserve estimates and other items customarily considered in acquisitions of this type.

     Warrant Agreement and Form of Registration Rights Agreement. As part of the consideration paid for the acquisition of the Central Properties, we issued a warrant to Central Resources, Inc. (the Registered Holder) to purchase 200,000 shares of our common stock for $11.00 per share. See "Note 4. Stock Transactions" for more detailed information.

     Pro Forma Results of Operations

     The following reflects the Pro forma results of operations as though the acquisition of Rio Grande, Inc., the disposition of the Jackson Parish Properties, the addition of the Seward/Meade County Properties, and the acquisitions of the Natchitoches Parish Properties, the Val Verde County Properties, our share of the Pecos County Properties, and the Central Properties and the related borrowings had been consummated on January 1, 1999.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              -----------------------
                                                               (In thousands, except
                                                                per share amounts)
                                                                    (Unaudited)
Revenues....................................................   $ 33,645     $ 47,385
Income before extraordinary item............................   $  3,169     $ 18,607
Income per share before extraordinary item:
  Basic.....................................................   $    .47     $   1.79
  Diluted...................................................   $    .47     $   1.72

11. ADOPTION OF SFAS 133

     On January 1, 2001, we adopted SFAS 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires firms to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

     In accordance with the transition provisions of SFAS 133, we recorded a cumulative-effect loss in Other Comprehensive Income of $1.1 million to recognize at fair value all derivatives that are designated as cash-flow hedging instruments.

     We do not expect to be in violation of any debt covenants or other contracts as a result of implementing SFAS 133.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SUBSEQUENT EVENTS

     Amendment to our Credit Agreement

     On March 7, 2001, we entered into the first amendment to our credit facility. The first amendment provides for an increase in our borrowing base from $45 million to $60 million.

     Acquisition of Oil and Natural Gas Properties in Texas and Oklahoma.

     On March 8, 2001, we acquired oil and natural gas assets from STB Energy, Inc., a wholly owned subsidiary of Hilton Petroleum, Ltd. The assets are principally located in our core production areas of Texas and Oklahoma. As of January 1, 2001, total proved reserves net to our interest included 694,000 barrels of oil and NGLs, and 9.5 Bcf of natural gas. We paid the purchase price of $15 million cash ($14.8 million after contractual adjustments) from borrowings under our credit facility. The effective date of the acquisition was January 1, 2001.

     We signed a preacquisition agreement regarding our proposed acquisition of Addison Energy, Inc.

     On February 21, 2001, we entered into a preacquisition agreement to acquire Addison Energy, Inc., a private oil and gas company based in Calgary, Alberta, Canada. We currently contemplate initiating a tender bid for all of the outstanding shares of common stock in late March 2001. It is expected that the tender bid will close in April 2001. Should any shares of common stock not be tendered, we will undertake an amalgamation which will cause the remaining shares to be cancelled in exchange for the same cash per share paid in the tender bid. All outstanding options will also be cancelled for cash. Upon completion of these steps, Addison Energy, Inc. will become our indirect wholly-owned subsidiary.

     The completion of the acquisition is subject to further negotiations and the signing of definitive agreements by both parties. The preacquisition agreement includes various representations and warranties of both parties and also includes specific conditions to the completion of the acquisition. In addition, both parties have agreed to pay a break-up fee of Cdn $4.0 million upon the occurrence of specific events.

     Both company's boards have approved the transaction, and shareholders owning approximately 79.7% of Addison's shares have entered into lock-up agreements with us relating to the acquisition. We are also completing negotiations with Addison's management on the terms of their continued participation.

     As of January 1, 2001, we valued Addison's oil and natural gas assets at approximately $51.5 million (Cdn $79.2 million). After adjustments for working capital and long-term debt, Addison's shareholders are expected to receive approximately $45 million (Cdn $68.5 million) for their stock, or approximately Cdn $6.62 per share.

     The Addison properties include 99 gross producing wells, all located in Alberta, with an estimated average working interest of 89%. The Addison properties include approximately 34,790 gross and 29,750 net developed acres and approximately 25,990 gross and 20,630 net undeveloped acres. As of December 31, 2000, the Addison properties were estimated to contain total proved reserves net to Addison's interest of approximately 877,000 barrels of oil, 36.8 Bcf of natural gas, and 1.2 million barrels of NGLs.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SUPPLEMENTAL OIL AND NATURAL GAS RESERVE AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

     We retain independent engineering firms to provide annual year-end estimates of our future net recoverable oil, natural gas and NGL reserves. Estimated proved net recoverable reserves we have shown below include only those quantities that you can expect to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves that we may recover through existing wells. Proved undeveloped reserves include those reserves that we may recover from new wells on undrilled acreage or from existing wells on which we must make a relatively major expenditure for recompletion or secondary recovery operations.

ESTIMATED QUANTITIES OF PROVED RESERVES (in thousands)

                                                      OIL(BBLS)   GAS(MCF)   NGL(BBLS)   MCFE(1)
                                                      ------------------------------------------
DECEMBER 31, 1997...................................       58       4,326        --        4,674
  Purchase of reserves in place.....................      972       4,019        --        9,851
  New discoveries and extensions....................       --          --        --           --
  Revisions of previous estimates...................      (14)       (221)       --         (305)
  Production........................................      (53)       (412)       --         (730)
  Sales of reserves in place........................       --          --        --           --
                                                      ------------------------------------------
DECEMBER 31, 1998...................................      963       7,712        --       13,490
  Purchase of reserves in place.....................    2,022      11,033       370       25,385
  New discoveries and extensions....................       15          --        --           90
  Revisions of previous estimates...................      298        (942)       --          846
  Production........................................     (208)       (765)       --       (2,013)
  Sales of reserves in place........................     (346)       (490)       --       (2,566)
                                                      ------------------------------------------
DECEMBER 31, 1999...................................    2,744      16,548       370       35,232
  Purchase of reserves in place.....................   10,043      80,279       126      141,293
  New discoveries and extensions....................       --          --        --           --
  Revisions of previous estimates...................       93       2,543       112        3,773
  Production........................................     (433)     (3,982)      (89)      (7,114)
  Sales of reserves in place........................      (69)       (944)      (54)      (1,682)
                                                      ------------------------------------------
DECEMBER 31, 2000...................................   12,378      94,444       465      171,502
                                                      ------------------------------------------
                                                      ------------------------------------------

ESTIMATED QUANTITIES OF PROVED DEVELOPED RESERVES

                                                      OIL(BBLS)   GAS(MCF)   NGL(BBLS)   MCFE(1)
                                                      ------------------------------------------
December 31, 1998...................................      830       5,775        --       10,755
December 31, 1999...................................    2,389      14,741       370       31,295
DECEMBER 31, 2000...................................    8,148      66,497       465      118,175

---------------

(1) Mcfe -- Thousand cubic feet equivalent calculated by converting 1 Bbl of oil and NGLs to 6 Mcf of natural gas.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

     We have summarized the standardized measure of discounted net cash flows related to our proved oil, natural gas, and NGL reserves. We have based the following summary on a valuation of proved reserves using discounted cash flows based on year-end prices, costs and economic conditions and a 10% discount rate. The additions to proved reserves from purchase of reserves in place and new discoveries and extensions could vary significantly from year to year; additionally, the impact of changes to reflect current prices and costs of reserves proved in prior years could also be significant. Accordingly, you should not view the information presented below as an estimate of the fair value of our oil and natural gas properties, nor should you consider the information indicative of any trends.

                                                               DECEMBER 31,
                                                    ----------------------------------
                                                      1998       1999         2000
                                                    ----------------------------------
                                                              (In thousands)
Future cash inflows...............................  $ 23,407   $ 106,878   $ 1,192,705
Future production and development costs...........     9,028      46,740       344,013
Future income taxes...............................        20      12,173       274,899
                                                    ----------------------------------
Future net cash flows.............................    14,359      47,965       573,793
Discount of future net cash flows at 10% per
  annum...........................................     6,406      19,370       291,357
                                                    ----------------------------------
Standardized measure of discounted future net cash
  flows...........................................  $  7,953   $  28,595   $   282,436
                                                    ----------------------------------
                                                    ----------------------------------

     At December 31, 2000, the present value of our future net cash flows before income taxes discounted at 10% was approximately $396.4 million.

     During recent years, prices paid for oil in the world markets have fluctuated significantly. This situation has had a destabilizing effect on the posted prices of oil in the United States, including the posted prices paid by purchasers of our oil. The prices of oil, natural gas and NGLs at December 31, 1998, 1999 and 2000, used in the above table, were $10.41, $24.17 and $24.82 per
Bbl of oil, respectively, $1.74, $2.00 and $9.26 per Mcf of natural gas, respectively, and N/A, $19.21 and $21.50 per Bbl of NGLs, respectively. We did not have any NGL reserves at December 31, 1998.

CHANGES IN STANDARDIZED MEASURE

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998       1999        2000
                                                     --------------------------------
                                                              (In thousands)
Sales and transfers of oil and natural gas
  produced, net of production costs................  $   (599)  $ (2,993)  $  (20,526)
Net changes in prices and production costs.........    (1,548)     3,601      234,122
Extensions and discoveries, net of future
  development and production costs.................        --        144           --
Development costs during the period................        --        111          352
Revisions of previous quantity estimates...........      (264)       499        9,880
Sales of reserves in place.........................        --     (1,968)      (4,740)
Purchases of reserves in place.....................     5,944     27,804      155,648
Accretion of discount before income taxes..........       403        796        3,595
Net change in income taxes.........................       152     (7,352)    (124,490)
                                                     --------------------------------
Net change.........................................  $  4,088   $ 20,642   $  253,841
                                                     --------------------------------
                                                     --------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Certain Relationships Between the Company and Directors, Officers or Shareholders," and "Directors and Executive Officers" of our proxy statement for our 2001 annual meeting of shareholders which was filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference. The proxy statement was filed on March 20, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth under the caption "Executive Compensation" in Appendix C of our proxy statement which was filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth in Appendix B under the caption "Shareholders" of our proxy statement which was filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under the captions "Certain Relationships Between the Company and Directors, Officers or Shareholders" of our proxy statement which was filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1. FINANCIAL STATEMENTS

     See Index to Financial Statements on page 38 to this annual report.

2. FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because the information is not required under the related instructions or is inapplicable or because the information is included in the Financial Statements or related Notes.

3. EXHIBITS

       2.1      First Amended Joint Chapter 11 Plan of Reorganization of Rio
                Grande, Inc., Rio Grande Drilling Company, Rio Grande Desert
                Oil Company, Rio Grande Offshore, Ltd., and Rio Grande
                GulfMex, Ltd., dated January 25, 1999 and modified March 4,
                1999, previously filed as an exhibit to Rio Grande, Inc.'s
                Form 8-K/A filed March 23, 1999 and incorporated by reference herein.
       2.2      Confirmation Order for the Plan of Reorganization, dated
                March 4, 1999, previously filed as an exhibit to Rio Grande, Inc.'s Form 8-K/A filed March 23, 1999 and incorporated by reference herein.
       2.3      Findings of Fact and Conclusions of Law regarding
                Confirmation Order (which set forth the March 4, 1999 modifications to the Plan), previously filed as an exhibit to Rio Grande, Inc.'s Form 8-K/A filed March 23, 1999 and incorporated by reference herein.
       3.1 Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference herein.
       3.2      Bylaws of EXCO, as amended filed as an Exhibit to EXCO's
                Annual Report on Form 10-K for the year ended December 31,
                1996 and incorporated by reference herein.
       4.1 Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference herein.
       4.2 Restated Bylaws of EXCO, as amended, filed as an Exhibit to EXCO's Annual Report on Form 10-K for the year ended
                December 31, 1996 and incorporated by reference herein.
       4.3 Specimen Stock Certificate for the Common Stock of EXCO filed as an Exhibit to EXCO's Pre-Effective Amendment No. 1 to Form S-2 filed on June 2, 1998 and incorporated by reference herein.
      10.1 Standby Purchase Commitment between EXCO Resources, Inc. on the one hand and Ares Management, L.P. on behalf of Ares
                Leveraged Investment Fund, L.P. on the other hand dated July
                16, 1998 filed as an Exhibit to EXCO's Form 8-K filed August
                25, 1998 and incorporated by reference herein.
      10.2 Standby Purchase Commitment between EXCO Resources, Inc. on the one hand and Oaktree Capital Management, LLC on behalf of OCM Principal Opportunities Fund, L.P. on the other hand, dated July 16, 1998 filed as an Exhibit to EXCO's Form 8-K filed August 25, 1998 and incorporated by reference herein.
      10.3 Credit Agreement among EXCO Resources, Inc., as borrower, and NationsBank of Texas, N.A., as agent, and financial institutions listed on Schedule I, dated February 11, 1998 filed as an Exhibit to EXCO's Form 8-K filed February 25,
                1998 and incorporated by reference herein.
      10.4      First Amendment to Credit Agreement among EXCO Resources,
                Inc., as borrower, NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.), as agent, and financial institutions listed on Schedule I, dated September 21, 1998, filed as an Exhibit to EXCO's Form 8-K filed September 28,
                1998 and incorporated by reference herein.

      10.5      EXCO Resources, Inc. 1998 Stock Option Plan, filed as
                Appendix A to EXCO's Proxy Statement dated March 17, 1998 and incorporated by reference herein.
      10.6      Amendment No. 1 to the EXCO Resources, Inc. 1998 Stock
                Option Plan, filed as Exhibit 10.10 to EXCO's Form 10-Q dated May 17, 1999 and incorporated by reference herein.
      10.7 EXCO Resources, Inc. 1998 Director Compensation Plan filed as Appendix D to EXCO's Proxy Statement dated March 16, 1999 and incorporated by reference herein.
      10.8 Purchase and Sale Agreement between Apache Corporation as seller, and Venus Exploration, Inc., buyer, dated May 13,
                1999, filed as an Exhibit to EXCO's Form 8-K filed July 15,
                1999 and incorporated by reference herein.
      10.9      Credit Agreement among EXUS Energy, LLC, as borrower,
                NationsBank, N.A., as administrative agent, and financial institutions listed on Schedule I, dated June 30, 1999, filed as an Exhibit to EXCO's Form 8-K filed July 15, 1999 and incorporated by reference herein.
      10.10 Limited Liability Company Agreement of EXUS Energy, LLC dated June 30, 1999, filed as an Exhibit to EXCO's Form 8-K filed July 15, 1999 and incorporated by reference herein.
      10.11     Convertible Promissory Note made by Venus Exploration, Inc.
                in favor of EXCO Resources, Inc., dated June 30, 1999, filed as an Exhibit to EXCO's Form 8-K filed July 15, 1999 and incorporated by reference herein.
      10.12 Pledge Agreement made by Venus Exploration, Inc. for the benefit of EXCO Resources, Inc., dated June 30, 1999, filed as an Exhibit to EXCO's Form 8-K filed July 15, 1999 and incorporated by reference herein.
      10.13     Registration Rights Agreement between EXCO Resources, Inc.
                and Venus Exploration, Inc., dated June 30, 1999, filed as an Exhibit to EXCO's Form 8-K filed July 15, 1999 and incorporated by reference herein.
      10.14     Agreement Among Members between EXCO Resources, Inc. and
                Venus Exploration, Inc., dated June 30, 1999, filed as an
                Exhibit to EXCO's Form 8-K filed July 15, 1999 and incorporated by reference herein.
      10.15     Second Amendment to Credit Agreement among EXCO Resources,
                Inc., as borrower, Bank of America, N.A. (successor by merger to NationsBank, N.A., successor by merger to NationsBank of Texas, N.A.), as agent, and Bank of America, N.A. (successor by merger to NationsBank, N.A., successor by merger to NationsBank of Texas, N.A.), as the sole bank, dated February 11, 2000 and incorporated by reference herein.
      10.16     Purchase, Sale and Exchange Agreement between EXCO
                Resources, Inc., as seller, and Anadarko Petroleum
                Corporation, as buyer, dated December 17, 1999, filed as an Exhibit to EXCO's Form 8-K filed January 18, 2000 and incorporated by reference herein.
      10.17 Amendment to Purchase, Sale and Exchange Agreement dated as of December 17, 1999, between EXCO Resources, Inc., as seller, and Anadarko Petroleum Corporation, as buyer, dated
                December 31, 1999, filed as an Exhibit to EXCO's Form 8-K filed January 18, 2000 and incorporated by reference herein.
      10.18     Purchase and Sale Agreement between Western Gas Resources,
                Inc., as seller, and EXCO Resources, Inc., as buyer, dated
                November 16, 1999, filed as an Exhibit to EXCO's Form 8-K filed January 18, 2000 and incorporated by reference herein.
      10.19     Amendment No. 1 to Purchase and Sale Agreement between
                Western Gas Resources, Inc., as seller, and EXCO Resources,
                Inc., as buyer, dated December 21, 1999, filed as an Exhibit to this Form 8-K filed January 18, 2000 and incorporated by reference herein.
      10.20     Purchase and Sale Agreement between Nebraska Public Gas
                Agency as seller, and Humphrey-Hill, L.P., as buyer, dated
                February 22, 2000, filed as an Exhibit to EXCO's Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference herein.

      10.21     Credit Agreement among Humphrey-Hill, L.P., as borrower,
                Bank of America, N.A., as administrative agent, and financial institutions listed on Schedule I, dated March 24, 2000, filed as an Exhibit to EXCO's Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference herein.
      10.22     Amended and Restated Agreement of Limited Partnership of
                Humphrey-Hill, L.P., dated March 24, 2000, filed as an
                Exhibit to EXCO's Form 10-Q for the quarter ended March 31,
                2000 and incorporated by reference herein.
      10.23     Amendment to Amended and Restated Agreement of Limited
                Partnership of Humphrey-Hill, L.P., dated April 14, 2000, filed as an Exhibit to EXCO's Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference herein.
      10.24 First Amendment to Credit Agreement among Pecos-Gomez, L.P., as borrower, and Bank of America, N.A., as agent and sole bank, dated June 30, 2000 and incorporated by reference herein.
      10.25 Purchase and Sale Agreement between Central Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated August
                31, 2000, filed as an Exhibit to EXCO's Form 8-K filed
                October 2, 2000 and incorporated by reference herein.
      10.26     Amended and Restated Credit Agreement among EXCO Resources,
                Inc., as borrower, Bank of America, N.A., as administrative agent, Bank One, Texas, N.A., as syndication agent and the financial institutions listed on Schedule I, dated September
                22, 2000, filed as an Exhibit to EXCO's Form 8-K filed
                October 2, 2000 and incorporated by reference herein.
      10.27     Warrant Agreement including Exhibit 3, the Form of
                Registration Rights Agreement among EXCO Resources, Inc., as issuer, and Central Resources, Inc., as registered holder, dated September 22, 2000, as Exhibit E to the Purchase and
                Sale Agreement between Central Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated August 31, 2000, filed as an Exhibit to EXCO's Form 8-K filed October 2, 2000 and incorporated by reference herein.
      10.28 First Amendment to Amended and Restated Credit Agreement among EXCO Resources, Inc., as borrower, Bank of America,
                N.A., as administrative agent, Bank One, Texas, N.A., as syndication agent and the Financial Institutions listed on
                Schedule I, dated March 7, 2001, (filed herewith).
      18.1 Letter from Ernst & Young LLP regarding change in accounting principles dated February 11, 1998 filed as an Exhibit to EXCO's Annual Report on Form 10-K for the year ended
                December 31, 1997 and incorporated by reference herein.
      23.1 Consent of Independent Accountants, Ernst & Young LLP (filed herewith).
      23.2      Consent of Independent Petroleum Engineers, Lee Keeling and
                Associates, Inc. (filed herewith).

4. REPORTS ON FORM 8-K

     Current report on Form 8-K dated September 22, 2000 filed October 2, 2000 pursuant to Item 2 and Item 7 reporting the acquisition of properties from Central Resources, Inc. and containing the Central Properties Purchase and Sale Agreement and Financial Statements.

     Current report on Form 8-K/A dated September 22, 2000 filed November 14, 2000 pursuant to Item 7 containing the Central Properties Financial Statements.

                                 SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized in the City of Dallas, Texas on the 19th of March, 2001.

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

March 19, 2001                                         /s/ DOUGLAS H. MILLER
                                                       ------------------------------------------------
                                                       Douglas H. Miller
                                                       Chairman of the Board of Directors
                                                       And Chief Executive Officer

March 19, 2001                                         /s/ T.W. EUBANK
                                                       ------------------------------------------------
                                                       T.W. Eubank
                                                       Director, President and
                                                       Treasurer

March 19, 2001                                         /s/ J. DOUGLAS RAMSEY
                                                       ------------------------------------------------
                                                       J. Douglas Ramsey, Ph.D.
                                                       Director, Vice President and
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer)

March 19, 2001                                         /s/ JEFFREY D. BENJAMIN
                                                       ------------------------------------------------
                                                       Jeffrey D. Benjamin
                                                       Director

March 19, 2001                                         /s/ EARL E. ELLIS
                                                       ------------------------------------------------
                                                       Earl E. Ellis
                                                       Director

March 19, 2001                                         /s/ J. MICHAEL MUCKLEROY
                                                       ------------------------------------------------
                                                       J. Michael Muckleroy
                                                       Director

March 19, 2001                                         /s/ BOONE PICKENS
                                                       ------------------------------------------------
                                                       Boone Pickens
                                                       Director

March 19, 2001                                         /s/ STEPHEN F. SMITH
                                                       ------------------------------------------------
                                                       Stephen F. Smith
                                                       Director

                                 EXHIBIT INDEX

     EXHIBIT
       NO.                              DESCRIPTION
     -------                            -----------
       2.1      First Amended Joint Chapter 11 Plan of Reorganization of Rio
                Grande, Inc., Rio Grande Drilling Company, Rio Grande Desert
                Oil Company, Rio Grande Offshore, Ltd., and Rio Grande
                GulfMex, Ltd., dated January 25, 1999 and modified March 4,
                1999, previously filed as an exhibit to Rio Grande, Inc.'s
                Form 8-K/A filed March 23, 1999 and incorporated by
                reference herein.
       2.2      Confirmation Order for the Plan of Reorganization, dated
                March 4, 1999, previously filed as an exhibit to Rio Grande,
                Inc.'s Form 8-K/A filed March 23, 1999 and incorporated by reference herein.
       2.3      Findings of Fact and Conclusions of Law regarding
                Confirmation Order (which set forth the March 4, 1999
                modifications to the Plan), previously filed as an exhibit to Rio Grande, Inc.'s Form 8-K/A filed March 23, 1999 and
                incorporated by reference herein.
       3.1      Restated Articles of Incorporation of EXCO filed as an
                Exhibit to EXCO's Annual Report on Form 10-K for the year
                ended December 31, 1996 and incorporated by reference
                herein.
       3.2      Bylaws of EXCO, as amended filed as an Exhibit to EXCO's
                Annual Report on Form 10-K for the year ended December 31,
                1996 and incorporated by reference herein.
       4.1      Restated Articles of Incorporation of EXCO filed as an
                Exhibit to EXCO's Annual Report on Form 10-K for the year
                ended December 31, 1996 and incorporated by reference
                herein.
       4.2      Restated Bylaws of EXCO, as amended, filed as an Exhibit to
                EXCO's Annual Report on Form 10-K for the year ended
                December 31, 1996 and incorporated by reference herein.
       4.3      Specimen Stock Certificate for the Common Stock of EXCO
                filed as an Exhibit to EXCO's Pre-Effective Amendment No. 1 to Form S-2 filed on June 2, 1998 and incorporated by
                reference herein.
      10.1      Standby Purchase Commitment between EXCO Resources, Inc. on the one hand and Ares Management, L.P. on behalf of Ares
                Leveraged Investment Fund, L.P. on the other hand dated July
                16, 1998 filed as an Exhibit to EXCO's Form 8-K filed August
                25, 1998 and incorporated by reference herein.
      10.2      Standby Purchase Commitment between EXCO Resources, Inc. on the one hand and Oaktree Capital Management, LLC on behalf of OCM Principal Opportunities Fund, L.P. on the other hand, dated July 16, 1998 filed as an Exhibit to EXCO's Form 8-K filed August 25, 1998 and incorporated by reference herein.
      10.3      Credit Agreement among EXCO Resources, Inc., as borrower,
                and NationsBank of Texas, N.A., as agent, and financial
                institutions listed on Schedule I, dated February 11, 1998 filed as an Exhibit to EXCO's Form 8-K filed February 25,
                1998 and incorporated by reference herein.
      10.4      First Amendment to Credit Agreement among EXCO Resources,
                Inc., as borrower, NationsBank, N.A. (successor by merger to
                NationsBank of Texas, N.A.), as agent, and financial
                institutions listed on Schedule I, dated September 21, 1998, filed as an Exhibit to EXCO's Form 8-K filed September 28,
                1998 and incorporated by reference herein.
      10.5      EXCO Resources, Inc. 1998 Stock Option Plan, filed as
                Appendix A to EXCO's Proxy Statement dated March 17, 1998
                and incorporated by reference herein.
      10.6      Amendment No. 1 to the EXCO Resources, Inc. 1998 Stock
                Option Plan, filed as Exhibit 10.10 to EXCO's Form 10-Q
                dated May 17, 1999 and incorporated by reference herein.
      10.7      EXCO Resources, Inc. 1998 Director Compensation Plan filed as Appendix D to EXCO's Proxy Statement dated March 16, 1999 and incorporated by reference herein.
      10.8      Purchase and Sale Agreement between Apache Corporation as
                seller, and Venus Exploration, Inc., buyer, dated May 13,
                1999, filed as an Exhibit to EXCO's Form 8-K filed July 15,
                1999 and incorporated by reference herein.

     EXHIBIT
       NO.                              DESCRIPTION
     -------                            -----------
      10.9      Credit Agreement among EXUS Energy, LLC, as borrower,
                NationsBank, N.A., as administrative agent, and financial
                institutions listed on Schedule I, dated June 30, 1999,
                filed as an Exhibit to EXCO's Form 8-K filed July 15, 1999 and incorporated by reference herein.
      10.10     Limited Liability Company Agreement of EXUS Energy, LLC
                dated June 30, 1999, filed as an Exhibit to EXCO's Form 8-K filed July 15, 1999 and incorporated by reference herein.
      10.11     Convertible Promissory Note made by Venus Exploration, Inc.
                in favor of EXCO Resources, Inc., dated June 30, 1999, filed as an Exhibit to EXCO's Form 8-K filed July 15, 1999 and
                incorporated by reference herein.
      10.12     Pledge Agreement made by Venus Exploration, Inc. for the
                benefit of EXCO Resources, Inc., dated June 30, 1999, filed as an Exhibit to EXCO's Form 8-K filed July 15, 1999 and
                incorporated by reference herein.
      10.13     Registration Rights Agreement between EXCO Resources, Inc.
                and Venus Exploration, Inc., dated June 30, 1999, filed as an Exhibit to EXCO's Form 8-K filed July 15, 1999 and
                incorporated by reference herein.
      10.14     Agreement Among Members between EXCO Resources, Inc. and
                Venus Exploration, Inc., dated June 30, 1999, filed as an
                Exhibit to EXCO's Form 8-K filed July 15, 1999 and
                incorporated by reference herein.
      10.15     Second Amendment to Credit Agreement among EXCO Resources,
                Inc., as borrower, Bank of America, N.A. (successor by
                merger to NationsBank, N.A., successor by merger to
                NationsBank of Texas, N.A.), as agent, and Bank of America,
                N.A. (successor by merger to NationsBank, N.A., successor by merger to NationsBank of Texas, N.A.), as the sole bank,
                dated February 11, 2000 and incorporated by reference
                herein.
      10.16     Purchase, Sale and Exchange Agreement between EXCO
                Resources, Inc., as seller, and Anadarko Petroleum
                Corporation, as buyer, dated December 17, 1999, filed as an
                Exhibit to EXCO's Form 8-K filed January 18, 2000 and
                incorporated by reference herein.
      10.17     Amendment to Purchase, Sale and Exchange Agreement dated as of December 17, 1999, between EXCO Resources, Inc., as
                seller, and Anadarko Petroleum Corporation, as buyer, dated
                December 31, 1999, filed as an Exhibit to EXCO's Form 8-K
                filed January 18, 2000 and incorporated by reference herein.
      10.18     Purchase and Sale Agreement between Western Gas Resources,
                Inc., as seller, and EXCO Resources, Inc., as buyer, dated
                November 16, 1999, filed as an Exhibit to EXCO's Form 8-K
                filed January 18, 2000 and incorporated by reference herein.
      10.19     Amendment No. 1 to Purchase and Sale Agreement between
                Western Gas Resources, Inc., as seller, and EXCO Resources,
                Inc., as buyer, dated December 21, 1999, filed as an Exhibit to this Form 8-K filed January 18, 2000 and incorporated by reference herein.
      10.20     Purchase and Sale Agreement between Nebraska Public Gas
                Agency as seller, and Humphrey-Hill, L.P., as buyer, dated
                February 22, 2000, filed as an Exhibit to EXCO's Form 10-Q for the quarter ended March 31, 2000 and incorporated by
                reference herein.
      10.21     Credit Agreement among Humphrey-Hill, L.P., as borrower,
                Bank of America, N.A., as administrative agent, and
                financial institutions listed on Schedule I, dated March 24,
                2000, filed as an Exhibit to EXCO's Form 10-Q for the
                quarter ended March 31, 2000 and incorporated by reference herein.
      10.22     Amended and Restated Agreement of Limited Partnership of
                Humphrey-Hill, L.P., dated March 24, 2000, filed as an
                Exhibit to EXCO's Form 10-Q for the quarter ended March 31,
                2000 and incorporated by reference herein.
      10.23     Amendment to Amended and Restated Agreement of Limited
                Partnership of Humphrey-Hill, L.P., dated April 14, 2000,
                filed as an Exhibit to EXCO's Form 10-Q for the quarter
                ended March 31, 2000 and incorporated by reference herein.

     EXHIBIT
       NO.                              DESCRIPTION
     -------                            -----------
      10.24     First Amendment to Credit Agreement among Pecos-Gomez, L.P., as borrower, and Bank of America, N.A., as agent and sole
                bank, dated June 30, 2000 and incorporated by reference
                herein.
      10.25     Purchase and Sale Agreement between Central Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated August
                31, 2000, filed as an Exhibit to EXCO's Form 8-K filed
                October 2, 2000 and incorporated by reference herein.
      10.26     Amended and Restated Credit Agreement among EXCO Resources,
                Inc., as borrower, Bank of America, N.A., as administrative agent, Bank One, Texas, N.A., as syndication agent and the financial institutions listed on Schedule I, dated September
                22, 2000, filed as an Exhibit to EXCO's Form 8-K filed
                October 2, 2000 and incorporated by reference herein.
      10.27     Warrant Agreement including Exhibit 3, the Form of
                Registration Rights Agreement among EXCO Resources, Inc., as issuer, and Central Resources, Inc., as registered holder, dated September 22, 2000, as Exhibit E to the Purchase and
                Sale Agreement between Central Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated August 31, 2000, filed as an Exhibit to EXCO's Form 8-K filed October 2, 2000 and incorporated by reference herein.
      10.28     First Amendment to Amended and Restated Credit Agreement
                among EXCO Resources, Inc., as borrower, Bank of America,
                N.A., as administrative agent, Bank One, Texas, N.A., as
                syndication agent and the Financial Institutions listed on
                Schedule I, dated March 7, 2001, (filed herewith).
      18.1      Letter from Ernst & Young LLP regarding change in accounting principles dated February 11, 1998 filed as an Exhibit to
                EXCO's Annual Report on Form 10-K for the year ended
                December 31, 1997 and incorporated by reference herein.
      23.1      Consent of Independent Accountants, Ernst & Young LLP (filed herewith).
      23.2      Consent of Independent Petroleum Engineers, Lee Keeling and
                Associates, Inc. (filed herewith).