Form 10-Q
period 2001-03-31
EXCO RESOURCES INC
filed 2001-05-08
CIK 316300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

         6500 GREENVILLE AVENUE
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

           Class: Common Stock, par value $0.02 per share Outstanding at April 30, 2001: 6,917,651 shares (excludes 11,446 treasury shares)

                              EXCO RESOURCES, INC.


                                      INDEX


                                                                                                              Page
PART I.           FINANCIAL INFORMATION                                                                       Number
                                                                                                              ------
Item 1.           Financial Statements (Unaudited)............................................................   2

                  Condensed Consolidated Balance Sheets
                  December 31, 2000 and March 31, 2001........................................................   2

                  Condensed Consolidated Statements of Operations
                  Three Months Ended March 31, 2000 and 2001..................................................   3

                  Condensed Consolidated Statements of Cash Flow
                  Three Months Ended March 31, 2000 and 2001..................................................   4

                  Notes to Condensed Consolidated Financial Statements........................................   5

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............................................  21

Item 3.           Quantitative and Qualitative Disclosure About Market Risk...................................  27

PART II.          OTHER INFORMATION

Item 5.           Other Information...........................................................................  30

Item 6.           Exhibits and Reports on Form 8-K............................................................  33

Signatures....................................................................................................  37

Index to Exhibits.............................................................................................  38

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

                              EXCO RESOURCES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)


                                                                                                 DECEMBER 31,        MARCH 31,
                                                                                                --------------    --------------
                                                                                                     2000              2001
                                                                                                --------------    --------------
ASSETS
Current assets:
   Cash and cash equivalents ................................................................   $        8,200    $        5,155
   Accounts receivable:
    Oil and natural gas sales ...............................................................            8,591             7,936
    Joint interest ..........................................................................            1,202             1,459
    Interest and other ......................................................................              286               536
    Oil and natural gas hedge derivatives ...................................................               --               443
   Other ....................................................................................            1,983             1,531
                                                                                                --------------    --------------
                          Total current assets ..............................................           20,262            17,060

Oil and natural gas properties (full cost accounting method):
   Proved developed and undeveloped oil and natural gas properties ..........................           90,586           113,164
   Allowance for depreciation, depletion and amortization ...................................          (10,231)          (12,225)
                                                                                                --------------    --------------
   Oil and natural gas properties, net ......................................................           80,355           100,939
Office and field equipment, net .............................................................              681               749
Deferred financing costs ....................................................................              310               348
Oil and natural gas hedge derivatives .......................................................               --               796
Other assets ................................................................................              764             1,529
                                                                                                --------------    --------------
                          Total assets ......................................................   $      102,372    $      121,421
                                                                                                ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities .................................................   $        2,678    $        4,917
   Revenues and royalties payable ...........................................................            3,652             3,382
   Accrued interest payable .................................................................               81                44
   Current maturities of long-term debt .....................................................               55                --
   Income taxes payable .....................................................................            2,189               576
                                                                                                --------------    --------------
                          Total current liabilities .........................................            8,655             8,919

Long-term debt, less current maturities .....................................................           42,488            56,157
Deferred abandonment ........................................................................              227               227
Deferred income taxes .......................................................................            1,211             1,981

Stockholders' equity:
   Preferred stock, $.01 par value:
    Authorized shares - 10,000,000
    Outstanding shares - None ...............................................................               --                --
   Common stock, $.02 par value:
    Authorized shares - 25,000,000
    Issued and outstanding shares - 6,853,196 and 6,878,211
    at December 31, 2000 and March 31, 2001, respectively ...................................              137               138
   Additional paid-in capital ...............................................................           47,500            47,671
   Notes receivable-officers ................................................................           (1,551)           (1,578)
   Deficit eliminated in quasi-reorganization ...............................................           (8,799)           (8,799)
   Retained earnings since December 31, 1997 ................................................           12,608            15,570
   Treasury stock, at cost: 11,446 shares at December 31, 2000 and March 31, 2001 ...........             (104)             (104)
   Accumulated other comprehensive income ...................................................               --             1,239
                                                                                                --------------    --------------
                          Total stockholders' equity ........................................           49,791            54,137
                                                                                                --------------    --------------
                          Total liabilities and stockholders' equity ........................   $      102,372    $      121,421
                                                                                                ==============    ==============


See accompanying notes.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)



                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             -----------------------------
                                                                  2000            2001
                                                             -------------   -------------
REVENUES:
   Oil and natural gas ...................................   $       4,026   $      13,479
   Other income ..........................................             392             184
   Gain on disposition of property and equipment .........             535              --
                                                             -------------   -------------
         Total revenues ..................................           4,953          13,663

COSTS AND EXPENSES:
   Oil and natural gas production ........................           1,384           5,036
   Depreciation, depletion and amortization ..............             847           2,087
   General and administrative ............................             417             943
   Interest ..............................................              71             896
                                                             -------------   -------------
         Total costs and expenses ........................           2,719           8,962
                                                             -------------   -------------

Income before income taxes ...............................           2,234           4,701
Income tax expense .......................................             760           1,739
                                                             -------------   -------------
Net income ...............................................   $       1,474   $       2,962
                                                             =============   =============
Basic earnings per share .................................   $         .21   $         .43
                                                             =============   =============
Diluted earnings per share ...............................   $         .21   $         .40
                                                             =============   =============
Weighted average number of common and
   common equivalent shares outstanding:
       Basic .............................................           6,815           6,871
                                                             =============   =============
       Diluted ...........................................           6,845           7,381
                                                             =============   =============


See accompanying notes.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (Unaudited, in thousands)



                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                    ------------------------------
                                                                         2000            2001
                                                                    -------------    -------------
OPERATING ACTIVITIES:
Net income ......................................................   $       1,474    $       2,962
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation, depletion and amortization .................             847            2,087
       Gain on disposition of property and equipment ............            (535)              --
       Deferred income taxes ....................................             760              770
                                                                    -------------    -------------
Cash flow before changes in working capital .....................           2,546            5,819
       Effect of changes in:
          Accounts receivable ...................................          17,697              148
          Other current assets ..................................            (346)             451
          Accounts payable and other current liabilities ........          (8,231)             320
                                                                    -------------    -------------
Net cash provided by operating activities .......................          11,666            6,738

INVESTING ACTIVITIES:
Additions to oil and natural gas property and equipment .........         (18,477)         (22,703)
Other investing activities ......................................             177             (766)
Proceeds from disposition of property and equipment .............             570               --
                                                                    -------------    -------------
Net cash used in investing activities ...........................         (17,730)         (23,469)

FINANCING ACTIVITIES:
Proceeds from long-term debt ....................................          10,835           16,000
Payments on long-term debt ......................................            (280)          (2,386)
Proceeds from exercise of stock options .........................              75              172
Interest income on notes receivable - officers ..................             (26)             (27)
Deferred financing costs ........................................            (119)             (73)
                                                                    -------------    -------------
Net cash provided by financing activities .......................          10,485           13,686
                                                                    -------------    -------------
Net increase (decrease) in cash .................................           4,421           (3,045)
Cash at beginning of period .....................................           9,972            8,200
                                                                    -------------    -------------
Cash at end of period ...........................................   $      14,393    $       5,155
                                                                    =============    =============

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid ...................................................   $          14    $         933
                                                                    =============    =============
Income taxes paid ...............................................   $          --    $       2,582
                                                                    =============    =============

See accompanying notes.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


1.       Basis of Presentation

         In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of EXCO Resources, Inc. as of December 31, 2000 and March 31, 2001, the results of operations for the three month periods ended March 31, 2000 and 2001, and the cash flows for the three month periods ended March 31, 2000 and 2001.

         We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. You should read these financial statements in conjunction with our financial statements and notes included in our Annual Report on Form 10- K for the year ended December 31, 2000. The accompanying condensed consolidated financial statements include the financial statements of EXCO Resources, Inc., EXCO (Delaware), Inc., and Pecos-Gomez, L.P. The financial statements of Pecos-Gomez, L.P. have been consolidated proportionally based on EXCO's 55.1% aggregate ownership interest in the partnership.

         The results of operations for the three month period ended March 31, 2001, are not necessarily indicative of the results we expect for the full year.

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

         The following table presents comprehensive income for the three month period ended March 31, 2001:

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


                                                  THREE MONTHS
                                                      ENDED
                                                 MARCH 31, 2001
                                                 --------------
                                                 (In thousands)
Net income ...................................   $       2,962
Other comprehensive income:
     Change in value of outstanding hedge
       positions .............................           2,307
                                                 -------------
Comprehensive income .........................   $       5,269
                                                 =============

         For the quarter ended March 31, 2000, there was no difference between our net income and total comprehensive income.

         We adopted on January 1, 2001, Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results from the hedged item on the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         Upon adoption of SFAS 133, we had three open derivative contracts which have been designated as cash flow hedges. See Note 7. Hedging Activities for more information. For derivatives classified as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of any change in the fair value of a derivative designated as a hedge is immediately recognized in earnings. Hedge effectiveness is measured quarterly based on the relative fair value between the derivative contract and the hedged item over time. At adoption, we recognized a net derivative liability and a reduction in other comprehensive income of approximately $1.1 million as a cumulative effect of accounting change for all cash flow hedges. During the three months ended March 31, 2001, we recognized a decrease in the net-derivative liability and an associated increase in accumulated other comprehensive income totaling approximately $2.3 million. No amounts were recognized in earnings for hedging ineffectiveness during the three months ended March 31, 2001.

         Gains and losses from settlements of oil and natural gas hedges are included in our reported oil and natural gas sales.

         Certain prior year amounts have been reclassified to conform to current year presentation.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


2.       QUASI-REORGANIZATION

         Effective December 31, 1997, we effected a quasi-reorganization by applying approximately $8.8 million of our additional paid-in capital account to eliminate our accumulated deficit. Our board of directors decided to effect a quasi-reorganization given the change in management, the infusion of new equity capital and an increase in our activities. Our accumulated deficit was primarily related to past operations and properties which had been sold or abandoned. We did not adjust the historical carrying values of our assets and liabilities in connection with the quasi-reorganization.

3.       EARNINGS PER SHARE

         Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires presentation of two calculations of earnings per common share. Basic earnings per common share equals net income divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus any dilutive common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options or warrants were in-the-money and exercised.

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    -----------------------------
                                                                        2000            2001
                                                                    -------------   -------------
                                                                          (In thousands)
Weighted average number of basic shares outstanding .............           6,815           6,871
Effects of:
     Employee and director stock options ........................              30             310
     Outstanding warrants .......................................              --             200
                                                                    -------------   -------------
Weighted average number of diluted shares outstanding ...........           6,845           7,381
                                                                    =============   =============

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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


5.       OIL AND NATURAL GAS PROPERTIES

         We have recorded oil and natural gas properties at cost using the full cost method of accounting. Under the full cost method, all costs associated with the acquisition, exploration or development of oil and natural gas properties are capitalized as part of the full cost pool. Capitalized costs are limited to the aggregate of the present value of future net reserves plus the lower of cost or fair market value of unproved properties.

         Depreciation, depletion and amortization of evaluated oil and natural gas properties is accounted for using the unit-of-production method based on total proved reserves, as determined by independent petroleum reservoir engineers.

         Sales, dispositions and other oil and natural gas property retirements are accounted for as adjustments to the full cost pool, with no recognition of gain or loss unless the disposition would significantly alter the amortization rate.

6.       CREDIT AGREEMENTS

         EXCO Resources, Inc.

         On September 22, 2000, we entered into an amended and restated credit agreement with Bank of America, N.A., as administrative agent, Bank One, Texas, N.A., as syndication agent, and a syndicate of banks as lenders. Our amended and restated credit agreement provided for borrowings up to $150 million, with a borrowing base of $45.0 million. On March 7, 2001, we entered into the first amendment to our amended and restated credit agreement. This first amendment provided for an increase in our borrowing base to $60.0 million.

         At March 31, 2001, we had borrowed approximately $53.4 million and we had approximately $6.3 million available for borrowing under this amended credit agreement. A portion of the borrowing base was available for the issuance of letters of credit. All borrowings under the credit agreement were secured by a first lien mortgage providing a security interest in 80% of our oil and natural gas properties including mineral interests. Under this credit agreement, we were required to pay a fee equal to .25% on any accepted increase in the borrowing base in excess of the previously determined borrowing base and an unused commitment fee of .30% to .425% based on the ratio of outstanding credit to the borrowing base.

         The credit agreement provided that if our aggregate outstanding indebtedness was less than 50% of the borrowing base, then advances would bear interest at 1.0% over LIBOR. If the borrowing base usage equaled or exceeded 50% but was less than or equal to 70%, then advances would bear interest at 1.25% over LIBOR. If the borrowing base usage was greater than 70% but was less than or equal to 90%, then advances would bear interest at 1.5% over LIBOR. If the borrowing base usage exceeded 90%, then advances would bear interest at 1.75% over LIBOR. At March 31, 2001, the 6 month LIBOR rate was 4.71%, which would have resulted in an interest rate of

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


approximately 6.21% on any new indebtedness we incurred. At March 31, 2001, approximately $53.4 million of our outstanding indebtedness bore interest at 6.58% and was fixed at this rate through April 30, 2001.

         The $53.4 million outstanding indebtedness under this credit agreement was repaid and replaced on April 26, 2001. On April 26, 2001, we entered into a new U.S. credit agreement with Bank One, NA, as administrative agent, Fleet National Bank, as syndication agent, BNP Paribas, as documentation agent, Banc One Capital Markets, Inc., as lead arranger and bookrunner, and a syndicate of banks, as lenders. This new U.S. credit agreement provides for borrowings of up to $124.0 million under a revolving credit facility, and $16.0 million under a bridge loan, with a total borrowing base of $78.0 million.

         At April 30, 2001, we had borrowed approximately $73.4 million and we had approximately $4.6 million available for borrowing under our U.S. credit agreement. A portion of the total borrowing base is available for the issuance of letters of credit. All borrowings under the U.S. credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties including mineral interests. Under this credit agreement, we are required to pay a fee equal to .25% on any accepted increase in the borrowing base in excess of the previously determined borrowing base and an unused commitment fee of .375%.

         While the bridge loan is outstanding, our U.S. credit agreement provides that if our aggregate outstanding U.S. indebtedness is less than 50% of the borrowing base, then advances will bear interest at 1.25% over LIBOR. If the U.S. borrowing base usage equals or exceeds 50% but is less than 70%, then advances will bear interest at 1.50% over LIBOR. If the U.S. borrowing base usage equals or exceeds 70% but is less than 90%, then advances will bear interest at 1.75% over LIBOR. If the U.S. borrowing base usage equals or exceeds 90%, then advances will bear interest at 2.0% over LIBOR.

         Once the bridge loan is paid in full, and at any time our ratio of (1) consolidated funded debt to consolidated earnings before interest, income taxes and depreciation, depletion and amortization (EBITDA) is less than 2.0 to 1.0, and (2) our consolidated total debt to consolidated total capital is less than
 .60 to 1.0, then if our outstanding U.S. indebtedness is less than 50% of the borrowing base, advances will bear interest at 1.00% over LIBOR. If the U.S. borrowing base usage equals or exceeds 50% but is less than 70%, then advances will bear interest at 1.25% over LIBOR. If the U.S. borrowing base usage equals or exceeds 70% but is less than 90%, then advances will bear interest at 1.50% over LIBOR. If the U.S. borrowing base usage equals or exceeds 90%, then advances will bear interest at 1.75% over LIBOR. At April 30, 2001, the 6 month LIBOR rate was 4.30%, which would result in an interest rate of approximately 6.30% on any new indebtedness under the revolver we may incur. At May 1, 2001, approximately $57.4 million of our outstanding indebtedness bears interest at 6.44% and approximately $16.0 million of our outstanding indebtedness bears interest at 7.94%.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


         Under the terms of this credit agreement, the revolving credit facility matures on April 30, 2004, and the bridge loan matures on October 31, 2001. There are no scheduled principal payments due on this credit agreement until maturity. Until the bridge loan is paid in full, the borrowing base shall be redetermined every 90 days beginning July 25, 2001. Once the bridge loan is paid in full, the borrowing base redeterminations are scheduled for each November 1 and May 1, thereafter. A borrowing base deficiency is created in the event that the outstanding loan balances exceed the borrowing base. If a borrowing base deficiency were to exist after giving effect to a redetermination, then we would have to do one of the following:

         o make a lump sum payment equal to the deficiency plus accrued interest thereon;

         o make six equal monthly payments of principal on the revolving loan plus accrued interest thereon, with the combined principal payments totaling the amount of the borrowing base deficiency; or

         o provide additional collateral acceptable to the banks, in their sole discretion, sufficient to increase the borrowing base and eliminate the deficiency.

         Under the terms of this credit agreement, we must not permit our consolidated current assets to consolidated current liabilities to be less than
1.0 to 1.0 as of the end of any fiscal quarter beginning June 30, 2001. We must maintain a minimum consolidated tangible net worth equal to $48 million plus (1) at the end of each fiscal quarter commencing with the quarter ending June 30, 2001, 50% of consolidated net income for each fiscal quarter then ended (but only if positive), and (2) an amount equal to 75% of the net proceeds received from the issuance of any equity securities after April 26, 2001. We must not permit our consolidated funded debt to consolidated EBITDA to be greater than
2.5 to 1.0 as of the end of any fiscal quarter beginning June 30, 2001. Additionally, our U.S. credit agreement contains a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur certain indebtedness at any time in an amount exceeding $500,000, restrictions on our ability to pledge assets outside of this credit agreement, and prohibits the payment of dividends on our common stock. Our credit agreement also requires that we hedge at least 75% of expected natural gas production from our existing proved developed producing mineral interests for not less than 24 months following the effective date of this credit agreement. At December 31, 2000, and March 31, 2001, we were in compliance with all of the covenants under our previous credit agreement.

         Addison Energy Inc.

         On April 26, 2001, we entered into a credit agreement with Bank One Canada, as administrative agent, BNP Paribas (Canada), as documentation agent, Banc One Capital Markets, Inc. as lead arranger and bookrunner, and a syndicate of banks as lenders. Our Canadian credit agreement provides for borrowings up to $50.0 million (Cdn $77.5 million) under a revolving credit facility, with a borrowing base of $25.0 million (Cdn $38.75 million).

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


         At April 30, 2001, we had borrowed approximately $25.0 million (Cdn $38.75 million). All borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and gas properties including mineral interests. Under this credit agreement, we are required to pay a fee equal to .25% on any accepted increase in the borrowing base in excess of the previously determined borrowing base and an unused commitment fee of .375%.

         While the U.S. bridge loan is outstanding, the Canadian credit agreement provides that if our aggregate outstanding Canadian indebtedness is less than 50% of the Canadian borrowing base, then advances will bear interest at 1.25% over the Canadian BA (banker's acceptance) rate. If the Canadian borrowing base usage equals or exceeds 50% but is less than 70%, then advances will bear interest at 1.50% over the BA rate. If the Canadian borrowing base usage equals or exceeds 70% but is less than 90%, then advances will bear interest at 1.75% over the BA rate. If the Canadian borrowing base usage equals or exceeds 90%, then advances will bear interest at 2.0% over the BA rate.

         Once the U.S. bridge loan is paid in full, and at any time our ratio of
(1) consolidated funded debt to consolidated EBITDA is less than 2.0 to 1.0, and
(2) our consolidated total debt to consolidated total capital is less than .60 to 1.0, then if our outstanding Canadian indebtedness is less than 50% of the borrowing base, advances will bear interest at 1.00% over the BA rate. If the Canadian borrowing base usage equals or exceeds 50% but is less than 70%, then advances will bear interest at 1.25% over the BA rate. If the Canadian borrowing base usage equals or exceeds 70% but is less than 90%, then advances will bear interest at 1.50% over the BA rate. If the Canadian borrowing base usage equals or exceeds 90%, then advances will bear interest at 1.75% over the BA rate. At April 30, 2001, the 6 month BA rate was 4.53%, which would result in an interest rate of approximately 6.53% on any new Canadian indebtedness we may incur. At May 3, 2001, our outstanding Canadian indebtedness bears interest at 6.82%.

         This credit agreement matures on April 30, 2004. There are no scheduled principal payments due on this credit agreement until maturity. The borrowing base shall be redetermined every 90 days for the first year the Canadian credit agreement is outstanding, beginning July 25, 2001. Subsequent borrowing base redeterminations are scheduled for each November 1 and May 1, beginning November 1, 2002. A borrowing base deficiency is created in the event that the outstanding loan balance exceeds the borrowing base. If a borrowing base deficiency were to exist after giving effect to a redetermination, then we would have to do one of the following:

         o make a lump sum payment equal to the deficiency plus accrued interest thereon;

         o make six equal monthly payments of principal on the revolving loan plus accrued interest thereon, with the combined principal payments totaling the amount of the borrowing base deficiency; or

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)



         o provide additional collateral acceptable to the banks, in their sole discretion, sufficient to increase the borrowing base and eliminate the deficiency.

         Under the terms of this credit agreement, we must not permit our consolidated current assets to consolidated current liabilities to be less than
1.0 to 1.0 as of the end of any fiscal quarter beginning June 30, 2001. We must maintain a minimum consolidated tangible net worth equal to $48 million plus (1) at the end of each fiscal quarter commencing with the fiscal quarter ending June 30, 2001, 50% of consolidated net income for each fiscal quarter then ended (but only if positive), and (2) an amount equal to 75% of the net proceeds received from the issuance of any equity securities after April 26, 2001. We must not permit our consolidated funded debt to consolidated EBITDA to be greater than
2.5 to 1.0 as of the end of any fiscal quarter beginning June 30, 2001. Additionally, our Canadian credit agreement contains a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur certain indebtedness at any time in an amount exceeding Cdn $25,000, restrictions on our ability to pledge assets outside of this credit agreement, and prohibits the payment of dividends on our common stock.

         Pecos-Gomez, L.P.

         See Note 8. Acquisitions - Pecos County Properties Acquisition for a description of the Pecos-Gomez, L.P. credit facility.

7.       HEDGING ACTIVITIES

         In connection with the incurrence of debt related to our acquisition activities, management has adopted a policy of hedging oil and natural gas prices whenever such prices are in excess of the prices anticipated in our operating budget and profit plan through the use of commodity futures, options and swap agreements. These derivatives are not held for trading purposes.

         The following table sets forth our oil and natural gas hedging activities as of March 31, 2001. All contracts are swap agreements for the sale of oil or natural gas and are based on NYMEX pricing. The market values at March 31, 2001, are estimated from quotes by the counterparty and represent the amounts we would expect to receive or pay to terminate the agreements on March 31, 2001.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)



                                                                    NOTIONAL
                         CONTRACT   EFFECTIVE   TERMINATION     VOLUME/RANGE       AGGREGATE         STRIKE        MARKET VALUE AT
       COMMODITY           DATE        DATE        DATE       PER MONTH (1)(2)    VOLUME (1)(2)     PRICE/RANGE     MARCH 31, 2001
--------------------     --------   --------    -----------   -----------------   --------------    -----------    ---------------
EXCO RESOURCES, INC.

    Oil                 9/28/2000  11/1/2000    4/30/2003     29,000 Bbls -       1,083,000 Bbls   $23.96-30.84      $ 1,273,103
                                                              46,000 Bbls
    Oil                 3/30/2001   4/1/2001    3/31/2003      2,600 Bbls -        55,500 Bbls     $22.64-26.29      $   (18,090)
                                                               1,900 Bbls
Natural Gas            10/13/2000   1/1/2001   12/31/2001    186,000 Mmbtus -       2,383,500         $4.915         $  (467,640)
                                                             216,000 Mmbtus          Mmbtus
Natural Gas             2/27/2001   5/1/2001    9/30/2003    106,300 Mmbtus -       3,884,500        $4.1993-        $   492,503
                                                             168,500 Mmbtus          Mmbtus           5.5323
PECOS-GOMEZ, L.P. (3)
Natural Gas            12/01/2000   2/1/2001   12/31/2002     50,000 Mmbtus         1,150,000         $4.79          $   (75,042)
                                                                                     Mmbtus

----------

(1) Bbls - Barrels.

(2) Mmbtus - Million British thermal units.

(3) EXCO owns a 55.13742% partnership interest. Our exposure to the swap agreement is limited to our partnership interests.

         Realized gains or losses from the settlement of the swaps are recorded in our financial statements as increases or decreases in oil and natural gas revenues. For example, using the oil swap we entered into on September 28, 2000, for the month of March 2001, if the settlement price exceeded the actual $29.83 strike price, then a reduction in oil revenues would have been recorded for the difference between the settlement price and $29.83 multiplied by the actual notional volume of 43,000 Bbls. Conversely, if the settlement price was less than $29.83, then an increase in oil revenues would have been recorded for the difference between the settlement price and $29.83 multiplied by the notional volume of 43,000 Bbls. For example, for the month of March 2001, if the settlement price was $32.00, then oil revenues would have decreased by $93,310. Conversely, if the settlement price for the month of March 2001 was $28.00, oil revenues would have increased by $78,690.

         We report average oil, natural gas and NGL prices including the effects of quality, gathering and transportation costs as well as the net effect of the oil and natural gas hedges. The following table sets forth our oil, natural gas and NGL prices, both realized before hedge results and realized including hedge results, and the net effects of the settlements of our oil and natural gas price hedges on revenue:

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    ----------------------------
                                                                                        2000           2001
                                                                                    -------------  -------------
Average price per Bbl of oil - realized before hedge results......................  $       27.38  $       26.95
Average price per Bbl of oil - realized including hedge results...................          25.18          27.81
Average price per Bbl of natural gas liquids - realized before hedge results......          23.45          25.98
Average price per Bbl of natural gas liquids - realized including hedge results...          23.45          25.98
Average price per Mcf of natural gas - realized before hedge results..............           2.39           6.60
Average price per Mcf of natural gas - realized including hedge results...........           2.39           5.38
Total reduction in revenue........................................................  $     162,000  $   1,402,000

8.       ACQUISITIONS

         We have accounted for the following acquisitions in accordance with APB No. 16, "Business Combinations" where applicable.

Entity                      Transactions in 2000                          Event Date
------                      --------------------                          ----------
EXCO Resources, Inc.        Purchased Val Verde County Properties         February 25, 2000
                            Purchased Central Resources Properties        September 22, 2000
Pecos-Gomez, L.P.           Purchased Pecos County Properties             March 24, 2000


Entity                      Transactions in 2001                          Event Date
------                      --------------------                          ----------
EXCO Resources, Inc.        Purchased STB Energy Properties               March 8, 2001

These transactions are more fully described below.

         Val Verde County Properties Acquisition

         On February 25, 2000, we purchased 21 gross (9.8 net) producing wells located in Val Verde County, Texas from RVC Energy, Inc. (the Val Verde County Properties). We are the named operator of 18 of the wells acquired in the transaction. The Val Verde County Properties include approximately 5,330 gross (3,370 net) developed acres and approximately 2,030 gross (510 net) undeveloped acres. As of December 31, 1999, total proved reserves net to our interest included 19.1 Bcf of natural gas.

         The purchase price of $12.2 million cash (approximately $11.4 million after contractual adjustments) was paid from existing working capital and borrowings of $7.1 million under our credit facility. The effective date of the acquisition was October 1, 1999. These assets qualify as eligible replacement properties under our tax-deferred exchange agreement. This use of tax-

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


deferred exchange proceeds is in compliance with the like-kind exchange provisions of Section 1031 of the Internal Revenue Code. The price was determined through arms-length negotiation between the parties.

         Pecos County Properties Acquisition

         On March 24, 2000, under terms of a purchase and sale agreement dated February 22, 2000, Humphrey-Hill, L.P., a Texas limited partnership (the Partnership), completed the acquisition from the Nebraska Public Gas Agency (Seller) of certain oil and natural gas properties located in Pecos County, Texas (the Pecos County Properties). On March 24, 2000, the Partnership was owned 50% by Taurus Acquisition, Inc. as a limited partner (Taurus is our wholly owned subsidiary), 49% by certain private investors as limited partners and 1% by us as general partner. The Pecos County Properties include 8 gross (4.25 net) producing wells. We are the named operator and assumed operations of 5 of the wells acquired in the transaction. As of January 1, 2000, the Pecos County Properties were estimated to contain total proved reserves of 25.1 Bcf of natural gas.

         The purchase price, before closing adjustments, was approximately $10.2 million cash (approximately $10.1 million after contractual adjustments). The purchase price was paid with $6.6 million drawn under a new credit facility established by the Partnership and $3.5 million of Partnership equity capital. The effective date of the acquisition was January 1, 2000. The purchase price was determined based upon arms-length negotiations between the Seller and the Partnership, taking into account reserve estimates and other items customarily considered in acquisitions of this type.

         Limited Partnership Agreement. We have entered into an Amended and Restated Agreement of Limited Partnership (the Partnership Agreement with Taurus and the other investors (collectively, the Humphrey-Hill Partners)). The partners share ratably in the profits and losses of the Partnership, subject to special allocations in certain events. The Partnership's principal business purpose is initially the management and development of the Pecos County Properties. The partners have established an area of mutual interest in respect of the Pecos County Properties which governs any additional acquisitions of properties by any partner within the area.

         Effective April 14, 2000, the Humphrey-Hill Partners entered into a Transfer and Assignment Agreement which transferred Taurus' 50% partnership interest to EXCO (Delaware), Inc., a Delaware corporation. EXCO (Delaware) is our wholly owned subsidiary. Also effective April 14, 2000, the partnership name was changed to Pecos-Gomez, L.P. under an Amended and Restated Certificate of Limited Partnership. Subsequently, the Partnership Agreement was amended to reflect the transfer of the Taurus partnership interest and name change. Effective May 16, 2000, under terms of a Transfer and Assignment Agreement dated May 16, 2000, EXCO (Delaware), Inc. purchased an additional 4.13742% limited partnership

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


interest in Pecos-Gomez, L.P., from one of the other limited partners. As a result, as of May 16, 2000, EXCO (Delaware), Inc. now owns a 54.13742% limited partnership interest, and we still own a 1% general partnership interest in Pecos-Gomez, L.P.

         The Partnership is managed by us as general partner. Certain Partnership actions require the consent of partners holding 70% of the partnership interests including: merger, sale of all of the Partnership's assets, liquidation, conversion of the legal form of the entity to another form or amending the Partnership Agreement to change any minority partnership interest protection.

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

         The credit facility consists of a regular revolver, which on March 31, 2001, had a borrowing base of $6.2 million. At March 31, 2001, the Partnership had approximately $1.2 million available for borrowing under the credit facility. A portion of the borrowing base is available for the issuance of letters of credit. Under terms of the credit facility, the borrowing base is reduced by $200,000 commencing on June 30, 2000, and on each quarter end thereafter. All borrowings under the credit facility are secured by a first lien mortgage providing a security interest in substantially all assets owned by the Partnership including all mineral interests. In addition, EXCO has guaranteed the Partnership's obligations under the credit facility. We have pledged our Partnership interest to secure the credit facility.

         The credit facility provides that if the aggregate outstanding indebtedness of the Partnership is less than 75% of the borrowing base, then advances will bear interest at 1.5% over

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


LIBOR. If the borrowing base usage equals or exceeds 75%, then advances will bear interest at 1.75% over LIBOR.

         Commencing on August 15, 2000, and continuing quarterly thereafter until maturity, the Partnership must make mandatory prepayments on the credit facility in an amount equal to 75% of the Partnership's Net Revenues (as defined in the credit facility) for the immediately preceding calendar quarter if NYMEX natural gas prices for the immediately preceding calendar quarter averaged $3.00 per Mmbtu or less, otherwise, the dedication rate is 60%. Each such payment must be applied first to accrued but unpaid interest and then to principal. However, if a borrowing base deficiency were to exist after giving effect to a redetermination, then the Partnership would have to do one of the following:

         o        make a lump sum payment equal to the deficiency;

         o make six consecutive monthly mandatory prepayments of principal on the revolving loan each of which shall be in the amount of one sixth (1/6th) of the amount of the borrowing base deficiency; or

         o provide additional collateral acceptable to the bank in its sole discretion sufficient to increase the borrowing base and eliminate the deficiency.

         The credit facility matures on March 24, 2003. The next borrowing base redetermination is scheduled for October 1, 2001, and on or about each April 1 and October 1, thereafter.

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

         Central Resources Properties Acquisition

         On September 22, 2000, we completed the acquisition of certain oil and natural gas properties located in various counties in West, South, North, and Central Texas; Southeast and Northwest New Mexico; Southern Louisiana; Northeastern Colorado; Western Nebraska; Clarke, Jones, and Perry Counties in Mississippi; Beaver and Cleveland Counties in Oklahoma; Meade County in Kansas; and Campbell, Converse, and Niobrara Counties in Wyoming (the Central Resources Properties) from Central Resources, Inc. (the Seller). As of October 2000, the

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


properties consisted of 1,890 active wells, including 571 water injection wells involved with secondary recovery water flood projects. Under terms of the acquisition, effective October 1, 2000, we became operator of 190 producing oil and natural gas wells. As of June 1, 2000, estimated total proved reserves net to our interest included 8.3 million Bbls of oil and NGLs and 37.3 Bcf of natural gas.

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

         Warrant Agreement and Form of Registration Rights Agreement. As part of the consideration paid for the acquisition of the Central Resources Properties, we issued a warrant to Central Resources, Inc. (the Registered Holder) to purchase 200,000 shares of our common stock for $11.00 per share. See "Note 4. Stock Transactions" for more detailed information.

         STB Energy Properties Acquisition

         On March 8, 2001, we completed the acquisition of certain oil and gas properties located in various counties in North and South Louisiana; Central and East Oklahoma; South, North and Central Texas; and Deuel County in Nebraska (the STB Energy properties) from STB Energy, Inc., a wholly owned subsidiary of Hilton Petroleum, LTD. The STB Energy Properties include 125 gross (78.3 net) producing wells. We are the named operator and assumed operations of 79 wells acquired in the transaction. As of January 1, 2001, estimated total proved reserves net to our interest included 694,000 barrels of oil and NGLs and 9.5 Bcf of natural gas.

         The purchase price consisted of $15.0 million cash ($14.8 million after contractual adjustments). The cash consideration was paid from borrowings of $16.0 million under our amended and restated credit agreement. The effective date of the acquisition was January 1, 2001. The purchase price was determined through arms-length negotiations between parties taking into account reserve estimates and other items customarily considered in acquisitions of this type.

         Pro Forma Results of Operations

         The following reflects the pro forma results of operations as though the acquisition of the Val Verde County Properties, the Pecos County Properties, the Central Resources Properties, and the STB Energy Properties and the related borrowings had been consummated on January 1, 2000.

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                      ---------------------------
                                          2000           2001
                                      ------------   ------------
                                       (In thousands, except per
                                              share data)
                                              (Unaudited)
Revenues ..........................   $     12,251   $     14,925
Net income ........................   $      2,858   $      5,244
Net income per share:
     Basic ........................   $        .41   $        .48
     Diluted ......................   $        .41   $        .44


9.       SUBSEQUENT EVENTS

         Addison Energy Inc. Acquisition

         On April 26, 2001, we acquired all of the outstanding common stock of Addison Energy Inc., which is headquartered in Calgary, Alberta, Canada. Addison Energy Inc. owns interests in 95 gross (85.03 net) wells located in Alberta. Addison operates 91 of these wells. The Addison properties include approximately 27,672 gross and 23,994 net developed acres and approximately 38,947 gross and 28,795 net undeveloped acres. As of January 1, 2001, estimated total proved reserves net to our interest acquired in this acquisition included 2.1 million Bbls of oil and NGLs and 36.9 Bcf of natural gas using year end prices. After adjustments for working capital and long-term debt, we paid approximately $44.4 million (Cdn $68.5 million) for Addison. We paid the adjusted purchase price from the proceeds of borrowings under our new U. S. and Canadian credit agreements. The price was determined through arms-length negotiation between the parties.

         We have also entered into employment agreements with the Addison management team to provide incentives for the continued growth of Addison. These incentives include a share appreciation rights plan which rewards the Addison managers for additions to Addison's reserves based upon certain established benchmarks. The incentives are payable in cash or our common stock at the election of the employee.

         The Addison managers also agreed to reinvest through the purchase of our common stock an aggregate of approximately $1.4 million of the proceeds they received from the sale of their common shares of Addison to us. Approximately 24,940 shares worth $455,155 of our common stock are being purchased on the open-market. The remaining 49,880 shares worth approximately $910,310 were issued to the Addison managers in a private placement. The resale of these shares is subject to restriction.

         U.S. Credit Agreement - EXCO Resources, Inc.

         On April 26, 2001, we entered into a new U.S. credit agreement with Bank One, NA, as administrative agent, Fleet National Bank, as syndication agent, BNP Paribas, as documentation agent, Banc One Capital Markets, Inc., as lead arranger and bookrunner, and a syndicate of banks, as lenders. This new U.S. credit agreement provides for borrowings of up to $124.0 million under a revolving credit facility, and $16.0 million under a bridge loan, with a total borrowing base of $78.0 million. At April 30, 2001, we had borrowed approximately $73.4 million and we had approximately $4.6 million available for borrowing under our U.S. credit agreement.

         See Note 6. Credit Agreements - EXCO Resources, Inc. for more information on the U.S. credit agreement.

         Canadian Credit Agreement - Addison Energy Inc.

         On April 26, 2001, we entered into a credit agreement with Bank One Canada, as administrative agent, BNP Paribas (Canada), as documentation agent, Banc One Capital Markets, Inc. as lead arranger and bookrunner, and a syndicate of banks as lenders. Our Canadian credit agreement provides for borrowings up to $50.0 million (Cdn $77.5 million) under a revolving credit facility, with a borrowing base of $25.0 million (Cdn $38.75 million). At April 30, 2001, we had borrowed approximately $25.0 million (Cdn $38.75 million).

         See Note 6. Credit Agreements - Addison Energy Inc. for more information on the Canadian credit agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Before you invest in our common stock, you should be aware that there various risks associated with an investment. The statements regarding our future financial and operating performance and results, and market prices and future hedging activities, and other statements that are not historical facts contained in this quarterly report are forward-looking statements, as defined in Section 27A of the Securities Act. We use the words "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend," "plan," "budget," or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they: discuss future expectations; contain projections of results of operations or of our financial condition; and/or state other "forward-looking" information. These statements also involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of oil and natural gas, results for future drilling and marketing activity, future production and costs, and other factors discussed in this report and in our other SEC filings. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or over which we have no control. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this quarterly report and the risk factors contained in our other public filings including our Form 10-K for the year ended December 31, 2000.

         The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and related notes included in this quarterly report.

OUR RESULTS OF OPERATIONS

  Comparison of Three Months Ended March 31, 2000 and 2001

     Revenues. Our total revenues for the three month period ended March 31, 2001, increased $9.2 million, or 209%, to $13.7 million from $4.4 million (excluding a one-time pre-tax gain of $535,000 from the sale of properties and equipment) for the corresponding period of 2000. Our oil revenues for the three months ended March 31, 2001, increased $4.1 million, or 218%, to $5.9 million from $1.9 million for the three months ended March 31, 2000. For the three months ended March 31, 2001, our oil revenues accounted for 43% of our total revenues as compared to 42% of our total revenues for the corresponding period in 2000. Our natural gas revenues for the three months ended March 31, 2001 increased $5.3 million, or 314%, to $7.0 million from $1.7 million for the three months ended March 31, 2000. For the first quarter of 2001, our natural gas revenues were 52% of our total revenues as compared to 38% of our total revenues for the first quarter of 2000. Our natural gas liquids (NGLs) revenues for the three months ended March 31, 2001, increased $89,000, or 19%, to $563,000 from $474,000 for the three months ended March 31, 2000. NGLs revenues were 4% of our total revenues for the first quarter of 2001 as compared to 11% for the corresponding period of 2000. The increase in revenues was due to both: (1) production increases as a result of the acquisitions of the Val Verde County properties (February 2000), the Pecos County properties (March 2000), the Central Resources properties (September 2000), and the STB Energy properties (March 2001), and (2) oil and natural gas price increases.

     We sold approximately 213,000 Bbls of oil during the three months ended March 31, 2001, as compared to approximately 74,000 Bbls during the three months ended March 31, 2000, an increase of 188%. We sold approximately 1.3 Bcf of natural gas during the first quarter of 2001 as compared to approximately .7 Bcf in the first quarter of 2000, an increase of 84%. We sold approximately 22,000 Bbls of NGLs during the three months ended March 31, 2001, as compared to approximately 20,000 Bbls during the corresponding period of 2000, an increase of 7%. Overall, for the three months ended March 31, 2001, our total production was approximately 2.7 Bcfe as compared to approximately 1.3 Bcfe for the three months ended March 31, 2000, an increase of 1.4 Bcfe or 113%. The increases in production were primarily attributable to the acquisitions of the Val Verde County properties, the Pecos County properties, the Central Resources properties, and the STB Energy properties.

     The average oil price received during the three months ended March 31, 2001, was $27.81 as compared to $25.18 for the three months ended March 31, 2000, an increase of $2.63 per barrel or 10%. The average natural gas price received during the first quarter of 2001 was $5.38 as compared to $2.39 for the first quarter of 2000, an increase of $2.99 per Mcf or 125%. The average NGLs price received during the three months ended March 31, 2001, was $25.98 as compared to $23.45 in the corresponding period of 2000, an increase of $2.53 per barrel or 11%.

     Our other income for the three months ended March 31, 2001, was $184,000 compared to $392,000 for the corresponding three months of the prior year. For the first quarter of 2001, our other income was 1% of our total revenues as compared to 9% of our total revenues for the first quarter of 2000. This income primarily consisted of interest income, salt water disposal income and well supervision fees. The decrease in other income was primarily attributable to decreased interest income from a lower average cash balance during the first quarter of 2001 than the first quarter of 2000.

     We did not record any gains from the sale of properties and equipment for the three months ended March 31, 2001. We recorded a one-time pre-tax gain of approximately $535,000 from the sale of properties and equipment during the three months ended March 31, 2000.

     Costs and Expenses. Our total costs and expenses for the three month period ended March 31, 2001, increased by $6.2 million, or 230%, to $9.0 million as compared to $2.7 million for the corresponding period of 2000. For the first quarter of 2001, our total costs and expenses were 66% of our total revenues as compared to 62% of our total revenues for the first quarter of 2000.

     Our oil and natural gas production costs for the three months ended March 31, 2001, increased by $2.8 million to $3.9 million from $1.1 million for the three months ended March 31, 2000. On an Mcfe basis, our production costs increased by $.58 to $1.44 from $.86 and were 29% of our total revenues for the first quarter of 2001 as compared to 25% of our total revenues for the first quarter of 2000. This increase was mainly attributable to nonrecurring workovers and equipment repairs relating to production enhancement projects on the Central Resources properties we acquired on September 22, 2000. Our ad valorem taxes for the first quarter of 2001 increased by $296,000 to $365,000 from $69,000 for the first quarter of 2000. Our oil and natural gas severance taxes for the first quarter of 2001 increased by $541,000 to $762,000 from $221,000 for the first quarter of 2000. On an Mcfe basis, our total production taxes for the first quarter of 2001 increased by $.20 to $.42 from $.22 for the first quarter of 2000 and were 8% of our total revenues for the first quarter of 2001 as compared to 7% of our total revenues for the first quarter of 2000. This increase was due to the increase in oil and natural gas prices. Our depreciation, depletion and amortization costs for the three months ended March 31, 2001, increased $1.2 million to $2.1 million from $847,000 for the three months ended March 31, 2000. On an Mcfe basis, our depreciation, depletion and amortization for the first quarter of 2001 increased by $.10 to $.77 from $.67 for the first quarter of 2000 and were 15% of our total revenues for the first quarter of 2001 as compared to 19% of our total revenues for the first quarter of 2000. This per Mcfe increase was attributable to our acquisitions of the Val Verde County properties, the Pecos County properties, the Central Resources properties, and the STB Energy properties but decreased as a percentage of our total revenues due to higher oil and natural gas prices.

     General and administrative costs for the three months ended March 31, 2001, were $943,000 as compared to $417,000 for the three months ended March 31, 2000. For the first quarter of 2001 general and administrative costs were 7% of our total revenues as compared to 9% of our total revenues for the first quarter of 2000. The increase in general and administrative costs was primarily attributable to our increased staffing needs as a result of the acquisitions of the Val Verde County properties, the Pecos County properties, the Central Resources properties, and the STB Energy properties.

     Interest expense for the three months ended March 31, 2001, increased to $896,000 from $71,000 for the three months ended March 31, 2000. For the first quarter of 2001 our interest expense was 7% of our total revenues as compared to 2% of our total revenues for the first quarter of 2000. The increase in interest expense was due to borrowings under our credit agreement to partially fund the acquisitions of the Val Verde County properties, the Central Resources properties and the STB Energy properties as well as our share of the borrowings under the Pecos-Gomez, L.P. credit facility to partially fund the acquisition of the Pecos County properties.

     Net Income. We had net income for the three months ended March 31, 2001, of $3.0 million representing $.43 per basic share and $.40 and per diluted share compared to net income of $1.5 million for the corresponding three months of 2000, representing $.21 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         General

         Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining financing flexibility. We cannot assure you that cash from operations will be sufficient in the future to meet our stated strategy. Low oil and natural gas prices may impact our general strategy. In the past, we have utilized a variety of sources of capital to fund our acquisition, development and exploitation programs and to fund our operations.

         Our general financial strategy is to use a combination of cash flow from operations, bank financing and the sale or issuance of equity securities to fund our operations, conduct development and exploitation activities and to fund acquisitions. We have planned development and exploitation activities for our major operating areas. We have budgeted up to $27.0 million for our development and exploitation activities in 2001, of which we are contractually obligated to spend $7.0 million. Through March 31, 2001, we had spent $2.7 million on these activities. In addition, we are continuing to evaluate oil and natural gas properties for future acquisitions. Historically, we have used the proceeds from the issuance of equity securities and borrowings under our credit agreements to raise cash to fund acquisitions. However, we cannot assure you that funds will be available to us in the future to meet our budgeted capital spending or to fund acquisitions. Furthermore, our ability to borrow other than under our credit agreements is subject to restrictions imposed by our lenders. If we cannot secure additional funds for our planned development and exploitation activities or for future acquisitions, then we will be required to delay or reduce substantially these activities.

         Prior Credit Agreement - EXCO Resources, Inc.

         On September 22, 2000, we entered into an amended and restated credit agreement with Bank of America, N.A., as administrative agent, Bank One, Texas, N.A., as syndication agent, and a syndicate of banks as lenders. Our amended and restated credit agreement provided for borrowings up to $150 million, with a borrowing base of $45.0 million. On March 7, 2001, we entered into the first amendment to our amended and restated credit agreement. This first amendment provided for an increase in our borrowing base to $60.0 million.

         At March 31, 2001, we had borrowed approximately $53.4 million and we had approximately $6.3 million available for borrowing under this amended credit agreement. A portion of the borrowing base was available for the issuance of letters of credit. All borrowings under the credit agreement were secured by a first lien mortgage providing a security interest in 80% of our oil and natural gas properties including mineral interests. Under this credit agreement, we were required to pay a fee equal to .25% on any accepted increase in the borrowing base in excess of the previously determined borrowing base and an unused commitment fee of .30% to .425% based on the ratio of outstanding credit to the borrowing base.

         The credit agreement provided that if our aggregate outstanding indebtedness was less than 50% of the borrowing base, then advances would bear interest at 1.0% over LIBOR. If the borrowing base usage equaled or exceeded 50% but was less than or equal to 70%, then advances would bear interest at 1.25% over LIBOR. If the borrowing base usage was greater than 70% but was less than or equal to 90%, then advances would bear interest at 1.5% over LIBOR. If the borrowing base usage exceeded 90%, then advances would bear interest at 1.75% over LIBOR. At March 31, 2001, the 6 month LIBOR rate was 4.71%, which would have resulted in an interest rate of approximately 6.21% on any new indebtedness we incurred. At March 31, 2001, approximately $53.4 million of our outstanding indebtedness bore interest at 6.58% and was fixed at this rate through April 30, 2001.

         The $53.4 million outstanding indebtedness under this credit agreement was repaid and replaced on April 26, 2001. On April 26, 2001, we entered into a new U.S. credit agreement with Bank One, NA, as administrative agent, Fleet National Bank, as syndication agent, BNP Paribas, as documentation agent, Banc One Capital Markets, Inc., as lead arranger and bookrunner, and a syndicate of banks, as lenders. This new U.S. credit agreement provides for borrowings of up to $124.0 million under a revolving credit facility, and $16.0 million under a bridge loan, with a total borrowing base of $78.0 million.

         At April 30, 2001, we had borrowed approximately $73.4 million and we had approximately $4.6 million available for borrowing under our U.S. credit agreement. A portion of the total borrowing base is available for the issuance of letters of credit. All borrowings under the U.S. credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties including mineral interests. Under this credit agreement, we are required to pay a fee equal to .25% on any accepted increase in the borrowing base in excess of the previously determined borrowing base and an unused commitment fee of .375%.

         While the bridge loan is outstanding, our U.S. credit agreement provides that if our aggregate outstanding U.S. indebtedness is less than 50% of the borrowing base, then advances will bear interest at 1.25% over LIBOR. If the U.S. borrowing base usage equals or exceeds 50% but is less than 70%, then advances will bear interest at 1.50% over LIBOR. If the U.S. borrowing base usage equals or exceeds 70% but is less than 90%, then advances will bear interest at 1.75% over LIBOR. If the U.S. borrowing base usage equals or exceeds 90%, then advances will bear interest at 2.0% over LIBOR.

         Once the bridge loan is paid in full, and at any time our ratio of (1) consolidated funded debt to consolidated EBITDA is less than 2.0 to 1.0, and (2) our consolidated total debt to consolidated total capital is less than .60 to 1.0, then if our outstanding U.S. indebtedness is less than 50% of the borrowing base, advances will bear interest at 1.00% over LIBOR. If the U.S. borrowing base usage equals or exceeds 50% but is less than 70%, then advances will bear interest at 1.25% over LIBOR. If the U.S. borrowing base usage equals or exceeds 70% but is less than 90%, then advances will bear interest at 1.50% over LIBOR. If the U.S. borrowing base usage equals or exceeds 90%, then advances will bear interest at 1.75% over LIBOR. At April 30, 2001, the 6 month LIBOR rate was 4.30%, which would result in an interest rate of approximately 6.30% on any new indebtedness under the revolver we may incur. At May 1, 2001, approximately $57.4 million of our outstanding indebtedness bears interest at 6.44% and approximately $16.0 million of our outstanding indebtedness bears interest at 7.94%.

         See Note 6. Credit Agreements - EXCO Resources, Inc. for more information on the U.S. credit agreement.

         Canadian Credit Agreement - Addison Energy Inc.

         On April 26, 2001, we entered into a credit agreement with Bank One Canada, as administrative agent, BNP Paribas (Canada), as documentation agent, Banc One Capital Markets, Inc. as lead arranger and bookrunner, and a syndicate of banks as lenders. Our Canadian credit agreement provides for borrowings up to $50.0 million (Cdn $77.5 million) under a revolving credit facility, with a borrowing base of $25.0 million (Cdn $38.75 million).

         At April 30, 2001, we had borrowed approximately $25.0 million (Cdn $38.75 million). All borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and gas properties including mineral interests. Under this credit agreement, we are required to pay a fee equal to .25% on any accepted increase in the borrowing base in excess of the previously determined borrowing base and an unused commitment fee of .375%.

         While the U.S. bridge loan is outstanding, the Canadian credit agreement provides that if our aggregate outstanding Canadian indebtedness is less than 50% of the Canadian borrowing base, then advances will bear interest at 1.25% over the Canadian BA (banker's acceptance) rate. If the Canadian borrowing base usage equals or exceeds 50% but is less than 70%, then advances will bear interest at 1.50% over the BA rate. If the Canadian borrowing base usage equals or exceeds 70% but is less than 90%, then advances will bear interest at 1.75% over the BA rate. If the Canadian borrowing base usage equals or exceeds 90%, then advances will bear interest at 2.0% over the BA rate.

         Once the U.S. bridge loan is paid in full, and at any time our ratio of
(1) consolidated funded debt to consolidated EBITDA is less than 2.0 to 1.0, and
(2) our consolidated total debt to consolidated total capital is less than .60 to 1.0, then if our outstanding Canadian indebtedness is less than 50% of the borrowing base, advances will bear interest at 1.00% over the BA rate. If the Canadian borrowing base usage equals or exceeds 50% but is less than 70%, then advances will bear interest at 1.25% over the BA rate. If the Canadian borrowing base usage equals or exceeds 70% but is less than 90%, then advances will bear interest at 1.50% over the BA rate. If the Canadian borrowing base usage equals or exceeds 90%, then advances will bear interest at 1.75% over the BA rate. At April 30, 2001, the 6 month BA rate was 4.53%, which would result in an interest rate of approximately 6.53% on any new Canadian indebtedness we may incur. At May 3, 2001, our outstanding Canadian indebtedness bears interest at 6.82%.

         See Note 6. Credit Agreements - Addison Energy Inc. for more information on the Canadian credit agreement.

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

         The credit facility consists of a regular revolver, which on March 31, 2001, had a borrowing base of $6.2 million. At March 31, 2001, the Partnership had approximately $1.2 available for borrowing under the credit facility. A portion of the borrowing base is available for the issuance of letters of credit. Under terms of the credit facility, the borrowing base is reduced by $200,000 commencing on June 30, 2000, and on each quarter end thereafter. All borrowings under the credit facility are secured by a first lien mortgage providing a security interest in substantially all assets owned by the Partnership including all mineral interests. In addition, EXCO has guaranteed the Partnership's obligations under the credit facility. EXCO has pledged its Partnership interest to secure the credit facility.

         The credit facility provides that if the aggregate outstanding indebtedness of the Partnership is less than 75% of the borrowing base, then advances will bear interest at 1.5% over LIBOR. If the borrowing base usage equals or exceeds 75%, then advances will bear interest at 1.75% over LIBOR. At March 31, 2001, the 6 month LIBOR rate was 4.71%, which would result in an interest rate of approximately 6.46% on any new indebtedness the Partnership may incur. At March 31, 2001, the interest rate on the Partnership's outstanding indebtedness was approximately 7.41%, and is fixed at this rate through May 15, 2001.

         Commencing on August 15, 2000, and continuing quarterly thereafter until maturity, the Partnership must make mandatory prepayments on the credit facility in an amount equal to 75% of the Partnership's Net Revenues (as defined in the credit facility) for the immediately preceding calendar quarter if NYMEX gas prices for the immediately preceding calendar quarter averaged $3.00 per Mmbtu or less, otherwise, the dedication rate is 60% . Each such payment must be applied first to accrued but unpaid interest and then to principal. However, if a borrowing base deficiency were to exist after giving effect to a redetermination, then the Partnership would have to do one of the following:

         o eliminate the borrowing base deficiency by making a single mandatory prepayment of principal on the revolving loan in an amount equal to the entire amount of the borrowing base deficiency on the first day of the month following the date on which the borrowing base deficiency is determined to exist;

         o eliminate the deficiency by making six consecutive mandatory prepayments of principal on the revolving loan each of which shall be in the amount of one sixth (1/6th) of the amount of the borrowing base deficiency commencing on the first day of the month following the date on which the borrowing base deficiency is determined to exist and continuing on each monthly date thereafter; or

         o eliminate the borrowing base deficiency by submitting additional mineral interests to the bank on the first day of the month following the date on which the borrowing base deficiency is determined to exist for evaluation as borrowing base properties which the banks, in its sole discretion, determines have a value sufficient to increase the borrowing base by at least the amount of the borrowing base deficiency.

         The credit facility matures on March 24, 2003. Borrowing base redeterminations occur on April 1 and October 1 of each year.

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

         In connection with the incurrence of debt related to our acquisition activities, management has adopted a policy of hedging oil and natural gas prices through the use of commodity futures, options, and swap agreements.

         The following table sets forth our oil and natural gas hedging activities as of March 31, 2001. All contracts are swap agreements for the sale of oil or natural gas and are based on NYMEX pricing. The market values at March 31, 2001, are estimated from quotes by the counterparty and represent the amounts we would expect to receive or pay to terminate the agreements on March 31, 2001.


                                                                  NOTIONAL
                          CONTRACT   EFFECTIVE   TERMINATION    VOLUME/RANGE         AGGREGATE         STRIKE       MARKET VALUE AT
       COMMODITY            DATE        DATE        DATE      PER MONTH (1)(2)    VOLUME (1)(2)     PRICE/RANGE      MARCH 31, 2001
--------------------     ----------  ---------   -----------  -----------------   --------------    -----------     ---------------
EXCO RESOURCES, INC.
   Oil                    9/28/2000   11/1/2000    4/30/2003     29,000 Bbls -    1,083,000 Bbls   $23.96 - 30.84    $  1,273,103
                                                                 46,000 Bbls
   Oil                    3/30/2001    4/1/2001    3/31/2003      2,600 Bbls -      55,500 Bbls    $22.64 - 26.29    $    (18,090)
                                                                  1,900 Bbls
Natural Gas              10/13/2000    1/1/2001   12/31/2001    186,000 Mmbtus -     2,383,500         $4.915        $   (467,640)
                                                                216,000 Mmbtus        Mmbtus
Natural Gas               2/27/2001    5/1/2001    9/30/2003    106,300 Mmbtus -     3,884,500       $4.1993 -       $    492,503
                                                                168,500 Mmbtus        Mmbtus          5.5323
PECOS-GOMEZ, L.P. (3)
Natural Gas              12/01/2000    2/1/2001   12/31/2002     50,000 Mmbtus       1,150,000        $4.79          $    (75,042)
                                                                                      Mmbtus

----------
(1) Bbls - Barrels.

(2) Mmbtus - Million British thermal units.

(3) EXCO owns a 55.13742% partnership interest. Our exposure to the swap agreement is limited to our partnership interests.

         Realized gains or losses from the settlement of the swaps are recorded in our financial statements as increases or decreases in oil and natural gas revenues. For example, using the oil swap we entered into on September 28, 2000, for the month of March 2001, if the settlement price exceeded the actual $29.83 strike price, then a reduction in oil revenues would have been recorded for the difference between the settlement price and $29.83 multiplied by the notional volume of 43,000 Bbls. Conversely, if the settlement price was less than $29.83, then an increase in oil revenues would have been recorded for the difference between the settlement price and $29.83 multiplied by the notional volume of 43,000 Bbls. For example, for the month of March 2001, if the settlement price was $32.00, then oil revenues would have decreased by $93,310. Conversely, if the settlement price for the month of March 2001 was $28.00, oil revenues would have increased by $78,690.

         We report average oil, natural gas and NGL prices including the effects of quality, gathering and transportation costs as well as the net effect of the oil and natural gas hedges. The following table sets forth our oil, natural gas and NGL prices, both realized before hedge results and realized including hedge results, and the net effects of the settlements of our oil and natural gas price hedges on revenue:


                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                         ----------------------------
                                                                                             2000           2001
                                                                                         -------------  -------------
Average price per Bbl of oil - realized before hedge results...........................  $       27.38  $       26.95
Average price per Bbl of oil - realized including hedge results........................          25.18          27.81
Average price per Bbl of natural gas liquids - realized before hedge results...........          23.45          25.98
Average price per Bbl of natural gas liquids - realized including hedge results........          23.45          25.98
Average price per Mcf of natural gas - realized before hedge results...................           2.39           6.60
Average price per Mcf of natural gas - realized including hedge results................           2.39           5.38
Total reduction in revenue.............................................................  $     162,000  $   1,402,000

         Interest Rate Risk

         At March 31, 2001, our exposure to interest rates related primarily to borrowings under our credit agreements and interest earned on commercial paper investments. As of March 31, 2001, we were not using any derivatives to manage interest rate risk. Interest is payable on borrowings under the credit agreements based on a floating rate as more fully described in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. If short-term interest rates would have averaged 1% higher during the three months ended March 31, 2001, our interest expense would have increased by approximately $138,500. This amount was determined by applying the hypothetical interest rate change of 1% to our outstanding borrowings under the credit agreements at March 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         Submission of Matters to a Vote of Security Holders

         We held our Annual Meeting of Shareholders on April 17, 2001, at which the shareholders considered the following:

         (1) the election of eight directors to hold office until the next Annual Meeting of Shareholders or until their successors have been duly qualified and elected, and

         (2) an amendment to the EXCO Resources, Inc. 1998 Stock Option Plan to increase the number of shares of common stock authorized for option grants from 1,600,000 to 2,200,000 and to ratify and confirm options previously granted by the Board of Directors.

         Douglas H. Miller was elected as a director and received 4,923,221 votes for his election, with 84,776 votes withheld. T. W. Eubank was elected as a director and received 4,923,221 votes for his election, with 84,776 votes withheld. J. Douglas Ramsey was elected as a director and received 4,923,121 votes for his election, with 84,876 votes withheld. Jeffrey D. Benjamin was elected as a director and received 5,002,221 votes for his election, with 5,776 votes withheld. Earl E. Ellis was elected as a director and received 5,002,321 votes for his election, with 5,676 votes withheld. J. Michael Muckleroy was elected as a director and received 4,916,521 votes for his election, with 91,476 votes withheld. Boone Pickens was elected as a director and received 5,002,221 votes for his election, with 5,776 votes withheld. Stephen F. Smith was elected as a director and received 5,002,231 votes for his election, with 5,676 votes withheld. The proposal to amend the EXCO Resources, Inc. 1998 Stock Option Plan to increase the number of shares of common stock authorized for option grants from 1,600,000 to 2,200,000 shares and to ratify and confirm all of the options heretofore granted by the Board of Directors was approved with 3,283,935 votes in favor of approval, 304,204 votes against and 1,419,838 votes abstained.

         Addison Energy Inc. Acquisition

         On April 26, 2001, we acquired all of the outstanding common stock of Addison Energy Inc., which is headquartered in Calgary, Alberta, Canada. Addison Energy Inc. owns interests in 95 gross (85.03 net) wells located in Alberta. Addison operates 91 of these wells. The Addison properties include approximately 27,672 gross and 23,994 net developed acres and approximately 38,947 gross and 28,795 net undeveloped acres. As of January 1, 2001, estimated total proved reserves net to our interest acquired in this acquisition included 2.1 million Bbls of oil and NGLs and 36.9 Bcf of natural gas using year end prices. After adjustments for working capital and long-term debt, we paid approximately $44.4 million (Cdn $68.5 million) for Addison. We paid the adjusted purchase price from the proceeds of borrowings under our new U. S. and Canadian credit agreements. The price was determined through arms-length negotiation between the parties.

         See Note 9 to the Condensed Consolidated Financial Statements. Subsequent Events - Addison Energy Inc. Acquisition for more information on this acquisition.

         Long-Term Debt - U.S. Credit Agreement - EXCO Resources, Inc.

         On April 26, 2001, we entered into a new U.S. credit agreement with Bank One, NA, as administrative agent, Fleet National Bank, as syndication agent, BNP Paribas, as documentation agent, Banc One Capital Markets, Inc., as lead arranger and bookrunner, and a syndicate of banks, as lenders. This new U.S. credit agreement provides for borrowings of up to $124.0 million under a revolving credit facility, and $16.0 million under a bridge loan, with a total borrowing base of $78.0 million.

         At April 30, 2001, we had borrowed approximately $73.4 million and we had approximately $4.6 million available for borrowing under our U.S. credit agreement. A portion of the total borrowing base is available for the issuance of letters of credit. All borrowings under the U.S. credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties including mineral interests. Under this credit agreement, we are required to pay a fee equal to .25% on any accepted increase in the borrowing base in excess of the previously determined borrowing base and an unused commitment fee of .375%.

         While the bridge loan is outstanding, our U.S. credit agreement provides that if our aggregate outstanding U.S. indebtedness is less than 50% of the borrowing base, then advances will bear interest at 1.25% over LIBOR. If the U.S. borrowing base usage equals or exceeds 50% but is less than 70%, then advances will bear interest at 1.50% over LIBOR. If the U.S. borrowing base usage equals or exceeds 70% but is less than 90%, then advances will bear interest at 1.75% over LIBOR. If the U.S. borrowing base usage equals or exceeds 90%, then advances will bear interest at 2.0% over LIBOR.

         Once the bridge loan is paid in full, and at any time our ratio of (1) consolidated funded debt to consolidated EBITDA is less than 2.0 to 1.0, and (2) our consolidated total debt to consolidated total capital is less than .60 to 1.0, then if our outstanding U.S. indebtedness is less than 50% of the borrowing base, advances will bear interest at 1.00% over LIBOR. If the U.S. borrowing base usage equals or exceeds 50% but is less than 70%, then advances will bear interest at 1.25% over LIBOR. If the U.S. borrowing base usage equals or exceeds 70% but is less than 90%, then advances will bear interest at 1.50% over LIBOR. If the U.S. borrowing base usage equals or exceeds 90%, then advances will bear interest at 1.75% over LIBOR. At April 30, 2001, the 6 month LIBOR rate was 4.30%, which would result in an interest rate of approximately 6.30% on any new indebtedness under the revolver we may incur. At May 1, 2001, approximately $57.4 million of our outstanding indebtedness bears interest at 6.44% and approximately $16.0 million of our outstanding indebtedness bears interest at 7.94%.

         See Note 6 to the Condensed Consolidated Financial Statements. Credit Agreements - EXCO Resources, Inc. for more information on the U.S. credit agreement.

         Long-Term Debt - Canadian Credit Agreement - Addison Energy Inc.

         On April 26, 2001, we entered into a credit agreement with Bank One Canada, as administrative agent, BNP Paribas (Canada), as documentation agent, Banc One Capital Markets, Inc. as lead arranger and bookrunner, and a syndicate of banks as lenders. Our Canadian credit agreement provides for borrowings up to $50.0 million (Cdn $77.5 million) under a revolving credit facility, with a borrowing base of $25.0 million (Cdn $38.75 million).

         At April 30, 2001, we had borrowed approximately $25.0 million (Cdn $38.75 million). All borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and gas properties including mineral interests. Under this credit agreement, we are required to pay a fee equal to .25% on any accepted increase in the borrowing base in excess of the previously determined borrowing base and an unused commitment fee of .375%.

         While the U.S. bridge loan is outstanding, the Canadian credit agreement provides that if our aggregate outstanding Canadian indebtedness is less than 50% of the Canadian borrowing base, then advances will bear interest at 1.25% over the Canadian BA (banker's acceptance) rate. If the Canadian borrowing base usage equals or exceeds 50% but is less than 70%, then advances will bear interest at 1.50% over the BA rate. If the Canadian borrowing base usage equals or exceeds 70% but is less than 90%, then advances will bear interest at 1.75% over the BA rate. If the Canadian borrowing base usage equals or exceeds 90%, then advances will bear interest at 2.0% over the BA rate.

         Once the U.S. bridge loan is paid in full, and at any time our ratio of
(1) consolidated funded debt to consolidated EBITDA is less than 2.0 to 1.0, and
(2) our consolidated total debt to consolidated total capital is less than .60 to 1.0, then if our outstanding Canadian indebtedness is less than 50% of the borrowing base, advances will bear interest at 1.00% over the BA rate. If the Canadian borrowing base usage equals or exceeds 50% but is less than 70%, then advances will bear interest at 1.25% over the BA rate. If the Canadian borrowing base usage equals or exceeds 70% but is less than 90%, then advances will bear interest at 1.50% over the BA rate. If the Canadian borrowing base usage equals or exceeds 90%, then advances will bear interest at 1.75% over the BA rate. At April 30, 2001, the 6 month BA rate was 4.53%, which would result in an interest rate of approximately 6.53% on any new Canadian indebtedness we may incur. At May 1, 2001, our outstanding Canadian indebtedness bears interest at 6.82%.

         See Note 6 to the Condensed Consolidated Financial Statements. Credit Agreements - Addison Energy Inc. for more information on the Canadian credit agreement.

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

         2.4 Pre-Acquisition Agreement between EXCO Resources, Inc., and EXCO Resources Canada Inc., and Addison Energy, Inc., dated March 22, 2001, filed herewith.

         3.1 Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.

         3.2 Restated Bylaws of EXCO, as amended filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.

         4.1 Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.

         4.2 Restated Bylaws of EXCO, as amended, filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.

         4.3 Specimen Stock Certificate for the Common Stock of EXCO filed as an Exhibit to EXCO's Pre-Effective Amendment No. 1 to Form S-2 filed on June 2, 1998 and incorporated by reference herein.

         4.4 Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed herewith as Exhibit 10.23.

         4.5 Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One

                  Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed herewith as Exhibit 10.24.

         10.1 EXCO Resources, Inc. 1998 Stock Option Plan, filed as Appendix A to EXCO's Proxy Statement dated March 17, 1998 and incorporated by reference herein.

         10.2 Amendment No. 1 to the EXCO Resources, Inc. 1998 Stock Option Plan, filed as Exhibit 10.10 to EXCO's Form 10-Q dated May 17, 1999 and incorporated by reference herein.

         10.3 EXCO Resources, Inc. 1998 Director Compensation Plan filed as Appendix D to EXCO's Proxy Statement dated March 16, 1999 and incorporated by reference herein.

         10.4 Purchase and Sale Agreement between Apache Corporation as seller, and Venus Exploration, Inc., buyer, dated May 13, 1999, filed as an Exhibit to EXCO's Form 8-K filed July 15, 1999 and incorporated by reference herein.

         10.5 Credit Agreement among EXUS Energy, LLC, as borrower, NationsBank, N.A., as administrative agent, and financial institutions listed on Schedule I, dated June 30, 1999, filed as an Exhibit to EXCO's Form 8-K filed July 15, 1999 and incorporated by reference herein.

         10.6 Limited Liability Company Agreement of EXUS Energy, LLC dated June 30, 1999, filed as an Exhibit to EXCO's Form 8-K filed July 15, 1999 and incorporated by reference herein.

         10.7 Convertible Promissory Note made by Venus Exploration, Inc. in favor of EXCO Resources, Inc., dated June 30, 1999, filed as an Exhibit to EXCO's Form 8-K filed July 15, 1999 and incorporated by reference herein.

         10.8 Pledge Agreement made by Venus Exploration, Inc. for the benefit of EXCO Resources, Inc., dated June 30, 1999, filed as an Exhibit to EXCO's Form 8-K filed July 15, 1999 and incorporated by reference herein.

         10.9 Registration Rights Agreement between EXCO Resources, Inc. and Venus Exploration, Inc., dated June 30, 1999, filed as an Exhibit to EXCO's Form 8- K filed July 15, 1999 and incorporated by reference herein.

         10.10 Agreement Among Members between EXCO Resources, Inc. and Venus Exploration, Inc., dated June 30, 1999, filed as an Exhibit to EXCO's Form 8- K filed July 15, 1999 and incorporated by reference herein.

         10.11 Purchase, Sale and Exchange Agreement between EXCO Resources, Inc., as seller, and Anadarko Petroleum Corporation, as buyer, dated December 17, 1999, filed as an Exhibit to EXCO's Form 8-K filed January 18, 2000 and incorporated by reference herein.

         10.12 Amendment to Purchase, Sale and Exchange Agreement dated as of December 17, 1999, between EXCO Resources, Inc., as seller, and Anadarko Petroleum Corporation, as buyer, dated December 31, 1999, filed as an Exhibit to EXCO's Form 8-K filed January 18, 2000 and incorporated by reference herein.

         10.13 Purchase and Sale Agreement between Western Gas Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated November 16, 1999, filed as an Exhibit to EXCO's Form 8-K filed January 18, 2000 and incorporated by reference herein.

         10.14 Amendment No. 1 to Purchase and Sale Agreement between Western Gas Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated December 21, 1999, filed as an Exhibit to this Form 8-K filed January 18, 2000 and incorporated by reference herein.

         10.15 Purchase and Sale Agreement between Nebraska Public Gas Authority as seller, and Humphrey-Hill, L.P., as buyer, dated February 22, 2000, filed as an Exhibit to EXCO's Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference herein.

         10.16 Credit Agreement among Humphrey-Hill, L.P., as borrower, Bank of America, N.A., as administrative agent, and financial institutions listed on Schedule I, dated March 24, 2000, filed as an Exhibit to EXCO's Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference herein.

         10.17 Amended and Restated Agreement of Limited Partnership of Humphrey-Hill, L.P., dated March 24, 2000, filed as an Exhibit to EXCO's Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference herein.

         10.18 Amendment to Amended and Restated Agreement of Limited Partnership of Humphrey-Hill, L.P., dated April 14, 2000, filed as an Exhibit to EXCO's Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference herein.

         10.19 First Amendment to Credit Agreement among Pecos-Gomez, L.P., as borrower, and Bank of America, N.A., as agent and sole bank, dated June 30, 2000, filed as an Exhibit to EXCO's Form 10-Q for the quarter ended June 30, 2000 and incorporated by reference herein.

         10.20 Purchase and Sale Agreement between Central Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated August 31, 2000, filed as an Exhibit to EXCO's Form 8-K filed October 2, 2000 and incorporated by reference herein.

         10.21 Amended and Restated Credit Agreement among EXCO Resources, Inc., as borrower, Bank of America, N.A., as administrative agent, Bank One, Texas, N.A., as syndication agent and the financial institutions listed on Schedule I, dated September 22, 2000, filed as an Exhibit to EXCO's Form 8-K filed October 2, 2000 and incorporated by reference herein.

         10.22 Warrant Agreement including Exhibit 3, the Form of Registration Rights Agreement among EXCO Resources, Inc., as issuer , and Central Resources, Inc., as registered holder, dated September 22, 2000, as Exhibit E to the Purchase and Sale Agreement between Central Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated August 31, 2000, filed as an Exhibit to EXCO's Form 8-K filed October 2, 2000 and incorporated by reference herein.

         10.23 Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed herewith.

         10.24 Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed herewith.

         10.25    First Amendment to Credit Agreement among Addison Energy
                  Inc. and Bank One Canada, and each financial institution which is a party to the Agreement, dated April 26, 2001, filed herewith.

         (b)      Reports on Form 8-K:

                  Current Report on Form 8-K dated January 16, 2001 filed January 16, 2001 pursuant to Item 9 reporting regulation FD disclosure.

                  Current Report on Form 8-K dated February 21, 2001 filed March 2, 2001 pursuant to Items 5 and 7 reporting the acquisition of properties from STB Energy, Inc. and proposed amalgamation of Addison Energy Inc. with a subsidiary of EXCO.

                  Current Report on Form 8-K dated April 9, 2001 filed April 9, 2001 pursuant to Item 9 reporting regulation FD disclosure.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                 EXCO RESOURCES, INC.
                                 (Registrant)


Date: May 8,  2001               By:    /s/ J. DOUGLAS RAMSEY
                                    ------------------------------------------
                                    J. Douglas Ramsey
                                    Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           ----------------------
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

 2.4              Pre-Acquisition Agreement between EXCO Resources, Inc., and
                  EXCO Resources Canada Inc., and Addison Energy, Inc., dated
                  March 22, 2001, filed herewith.

 3.1 Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.

 3.2 Restated Bylaws of EXCO, as amended filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.

 4.1 Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.

 4.2 Restated Bylaws of EXCO, as amended, filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.

 4.3 Specimen Stock Certificate for the Common Stock of EXCO filed as an Exhibit to EXCO's Pre-Effective Amendment No. 1 to Form
                  S-2 filed on June 2, 1998 and incorporated by reference herein.

 4.4              Credit Agreement among EXCO Resources, Inc. as borrower, and
                  Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed herewith as Exhibit
                  10.23.

 4.5 Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP
                  Paribas (Canada) as documentation

                  agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed herewith as Exhibit
                  10.24.

10.1              EXCO Resources, Inc. 1998 Stock Option Plan, filed as Appendix
                  A to EXCO's Proxy Statement dated March 17, 1998 and incorporated by reference herein.

10.2              Amendment No. 1 to the EXCO Resources, Inc. 1998 Stock Option
                  Plan, filed as Exhibit 10.10 to EXCO's Form 10-Q dated May 17,
                  1999 and incorporated by reference herein.

10.3              EXCO Resources, Inc. 1998 Director Compensation Plan filed as
                  Appendix D to EXCO's Proxy Statement dated March 16, 1999 and incorporated by reference herein.

10.4 Purchase and Sale Agreement between Apache Corporation as seller, and Venus Exploration, Inc., buyer, dated May 13,
                  1999, filed as an Exhibit to EXCO's Form 8-K filed July 15,
                  1999 and incorporated by reference herein.

10.5              Credit Agreement among EXUS Energy, LLC, as borrower,
                  NationsBank, N.A., as administrative agent, and financial institutions listed on Schedule I, dated June 30, 1999, filed as an Exhibit to EXCO's Form 8-K filed July 15, 1999 and incorporated by reference herein.

10.6              Limited Liability Company Agreement of EXUS Energy, LLC dated
                  June 30, 1999, filed as an Exhibit to EXCO's Form 8-K filed
                  July 15, 1999 and incorporated by reference herein.

10.7 Convertible Promissory Note made by Venus Exploration, Inc. in favor of EXCO Resources, Inc., dated June 30, 1999, filed as an Exhibit to EXCO's Form 8-K filed July 15, 1999 and incorporated by reference herein.

10.8 Pledge Agreement made by Venus Exploration, Inc. for the benefit of EXCO Resources, Inc., dated June 30, 1999, filed as an Exhibit to EXCO's Form 8-K filed July 15, 1999 and incorporated by reference herein.

10.9              Registration Rights Agreement between EXCO Resources, Inc. and
                  Venus Exploration, Inc., dated June 30, 1999, filed as an
                  Exhibit to EXCO's Form 8- K filed July 15, 1999 and incorporated by reference herein.

10.10             Agreement Among Members between EXCO Resources, Inc. and Venus
                  Exploration, Inc., dated June 30, 1999, filed as an Exhibit to
                  EXCO's Form 8- K filed July 15, 1999 and incorporated by reference herein.

10.11             Purchase, Sale and Exchange Agreement between EXCO Resources,
                  Inc., as seller, and Anadarko Petroleum Corporation, as buyer, dated December 17, 1999, filed as an Exhibit to EXCO's Form
                  8-K filed January 18, 2000 and incorporated by reference herein.

10.12             Amendment to Purchase, Sale and Exchange Agreement dated as of
                  December 17, 1999, between EXCO Resources, Inc., as seller, and Anadarko Petroleum Corporation, as buyer, dated December
                  31, 1999, filed as an Exhibit to EXCO's Form 8-K filed January
                  18, 2000 and incorporated by reference herein.

10.13             Purchase and Sale Agreement between Western Gas Resources,
                  Inc., as seller, and EXCO Resources, Inc., as buyer, dated
                  November 16, 1999, filed as an Exhibit to EXCO's Form 8-K filed January 18, 2000 and incorporated by reference herein.

10.14             Amendment No. 1 to Purchase and Sale Agreement between Western
                  Gas Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated December 21, 1999, filed as an Exhibit to this Form 8-K filed January 18, 2000 and incorporated by reference herein.

10.15             Purchase and Sale Agreement between Nebraska Public Gas
                  Authority as seller, and Humphrey-Hill, L.P., as buyer, dated
                  February 22, 2000, filed as an Exhibit to EXCO's Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference herein.

10.16 Credit Agreement among Humphrey-Hill, L.P., as borrower, Bank of America, N.A., as administrative agent, and financial institutions listed on Schedule I, dated March 24, 2000, filed as an Exhibit to EXCO's Form 10-Q for the quarter ended March
                  31, 2000 and incorporated by reference herein.

10.17             Amended and Restated Agreement of Limited Partnership of
                  Humphrey-Hill, L.P., dated March 24, 2000, filed as an Exhibit to EXCO's Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference herein.

10.18             Amendment to Amended and Restated Agreement of Limited
                  Partnership of Humphrey-Hill, L.P., dated April 14, 2000, filed as an Exhibit to EXCO's Form 10-Q for the quarter ended
                  March 31, 2000 and incorporated by reference herein.

10.19 First Amendment to Credit Agreement among Pecos-Gomez, L.P., as borrower, and Bank of America, N.A., as agent and sole bank, dated June 30, 2000, filed as an Exhibit to EXCO's Form
                  10-Q for the quarter ended June 30, 2000 and incorporated by reference herein.

10.20 Purchase and Sale Agreement between Central Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated August
                  31, 2000, filed as an Exhibit to EXCO's Form 8-K filed October
                  2, 2000 and incorporated by reference herein.

10.21             Amended and Restated Credit Agreement among EXCO Resources,
                  Inc., as borrower, Bank of America, N.A., as administrative agent, Bank One, Texas, N.A., as syndication agent and the financial institutions listed on Schedule I, dated September
                  22, 2000, filed as an Exhibit to EXCO's Form 8-K filed October
                  2, 2000 and incorporated by reference herein.

10.22             Warrant Agreement including Exhibit 3, the Form of
                  Registration Rights Agreement among EXCO Resources, Inc., as issuer , and Central Resources, Inc., as registered holder, dated September 22, 2000, as Exhibit E to the Purchase and
                  Sale Agreement between Central Resources, Inc., as seller, and
                  EXCO Resources, Inc., as buyer, dated August 31, 2000, filed as an Exhibit to EXCO's Form 8-K filed October 2, 2000 and incorporated by reference herein.

10.23             Credit Agreement among EXCO Resources, Inc. as borrower, and
                  Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed herewith.

10.24 Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP
                  Paribas (Canada) as documentation agent and Banc One Capital
                  Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed herewith.

10.25             First Amendment to Credit Agreement among Addison Energy
                  Inc. and Bank One Canada, and each financial institution which is a party to the Agreement, dated April 26, 2001, filed herewith.