Form 10-Q
period 2001-06-30
EXCO RESOURCES INC
filed 2001-08-14
CIK 316300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                 Class: Common Stock, par value $0.02 per share
                 Outstanding at July 31, 2001: 7,158,616 shares
                       (excludes 11,446 treasury shares)

            5% Convertible Preferred Stock, par value $0.01 per share
                 Outstanding at July 31, 2001: 5,004,869 shares

                              EXCO RESOURCES, INC.

                                      INDEX


                                                                                                              Page
PART I.           FINANCIAL INFORMATION                                                                      Number
                                                                                                             ------
Item 1.           Financial Statements (Unaudited)............................................................. 2

                  Condensed Consolidated Balance Sheets
                  December 31, 2000 and June 30, 2001.......................................................... 2

                  Condensed Consolidated Statements of Operations
                  Three and Six Months Ended June 30, 2000 and 2001............................................ 3

                  Condensed Consolidated Statements of Cash Flow
                  Six Months Ended June 30, 2000 and 2001...................................................... 4

                  Notes to Condensed Consolidated Financial Statements......................................... 5

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................................................21

Item 3.           Quantitative and Qualitative Disclosure About Market Risk....................................30

PART II.          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds....................................................33

Item 4.           Submission of Matters to a Vote of Security Holders .........................................33

Item 6.           Exhibits and Reports on Form 8-K.............................................................34

Signatures.....................................................................................................38

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

                              EXCO RESOURCES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands, except per share data)



                                                                                                   DECEMBER 31,         JUNE 30,
                                                                                                   ------------       ------------
                                                                                                       2000               2001
                                                                                                   ------------       ------------

ASSETS
Current assets:
           Cash and cash equivalents ........................................................      $      8,200       $      6,335
           Accounts receivable:
                     Oil and natural gas sales ..............................................             8,591              9,847
                     Joint interest .........................................................             1,202              1,701
                     Interest and other .....................................................               286              1,105
           Oil and natural gas hedge derivatives ............................................                --              8,410
           Other ............................................................................             1,983              4,409
                                                                                                   ------------       ------------
                          Total current assets ..............................................            20,262             31,807

Oil and natural gas properties (full cost accounting method):
           Proved developed and undeveloped oil and natural gas properties ..................            90,586            205,382
           Allowance for depreciation, depletion and amortization ...........................           (10,231)           (18,982)
                                                                                                   ------------       ------------
           Oil and natural gas properties, net ..............................................            80,355            186,400
Office and field equipment, net .............................................................               681                798
Deferred financing costs ....................................................................               310              1,136
Oil and natural gas hedge derivatives .......................................................                --              2,522
Other assets ................................................................................               764              1,577
                                                                                                   ------------       ------------
                          Total assets ......................................................      $    102,372       $    224,240
                                                                                                   ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Accounts payable and accrued liabilities .........................................      $      2,678       $     10,618
           Revenues and royalties payable ...................................................             3,652              3,721
           Accrued interest payable .........................................................                81                  7
           Current maturities of long-term debt .............................................                55                 --
           Income taxes payable .............................................................             2,189                132
                                                                                                   ------------       ------------
                          Total current liabilities .........................................             8,655             14,478

Long-term debt, less current maturities .....................................................            42,488              2,151
Other long-term liabilities .................................................................               227              1,307
Deferred income taxes .......................................................................             1,211             35,482

Stockholders' equity:
           Preferred stock, $.01 par value:
                     Authorized shares - 10,000,000
                     Issued and outstanding shares - 0 and 5,004,869
                     at December 31, 2000 and June 30, 2001, respectively ...................                --            101,631
           Common stock, $.02 par value:
                     Authorized shares - 25,000,000
                     Issued and outstanding shares - 6,853,196 and 7,168,909
                     at December 31, 2000 and June 30, 2001, respectively ...................               137                143
           Additional paid-in capital .......................................................            47,500             51,056
           Notes receivable-employees .......................................................            (1,551)            (1,300)
           Deficit eliminated in quasi-reorganization .......................................            (8,799)            (8,799)
           Retained earnings since December 31, 1997 ........................................            12,608             18,391
           Treasury stock, at cost: 11,446 shares at December 31, 2000 and June 30, 2001 ....              (104)              (104)
           Accumulated other comprehensive income:
                     Deferred hedge gains ...................................................                --              9,628
                     Foreign currency translation adjustment ................................                --                176
                                                                                                   ------------       ------------
                          Total stockholders' equity ........................................            49,791            170,822
                                                                                                   ------------       ------------
                          Total liabilities and stockholders' equity ........................      $    102,372       $    224,240
                                                                                                   ============       ============

See accompanying notes.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)



                                                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                        JUNE 30,               JUNE 30,
                                                                                 ---------------------   ---------------------
                                                                                   2000         2001        2000        2001
                                                                                 ---------   ---------   ---------   ---------
REVENUES:
   Oil and natural gas .......................................................   $   5,204   $  16,364   $   9,229   $  29,843
   Other income ..............................................................         354       1,461         747       1,645
   Gain on disposition of property and other assets ..........................          --          45         535          45
                                                                                 ---------   ---------   ---------   ---------
         Total revenues ......................................................       5,558      17,870      10,511      31,533

COSTS AND EXPENSES:
   Oil and natural gas production ............................................       1,827       6,597       3,211      11,632
   Depreciation, depletion and amortization ..................................       1,024       3,730       1,871       5,817
   General and administrative ................................................         532       1,195         949       2,139
   Interest ..................................................................         213       1,831         284       2,727
                                                                                 ---------   ---------   ---------   ---------
         Total costs and expenses ............................................       3,596      13,353       6,315      22,315
                                                                                 ---------   ---------   ---------   ---------

Income before income taxes ...................................................       1,962       4,517       4,196       9,218
Income tax expense ...........................................................         667       1,696       1,426       3,435
                                                                                 ---------   ---------   ---------   ---------
Net income ...................................................................   $   1,295   $   2,821   $   2,770   $   5,783
                                                                                 =========   =========   =========   =========
Basic earnings per share .....................................................   $     .19   $     .40   $     .40   $     .83
                                                                                 =========   =========   =========   =========
Diluted earnings per share ...................................................   $     .19   $     .37   $     .40   $     .77
                                                                                 =========   =========   =========   =========
Weighted average number of common and common equivalent shares outstanding:
       Basic .................................................................       6,822       7,025       6,819       6,948
                                                                                 =========   =========   =========   =========
       Diluted ...............................................................       6,880       7,629       6,863       7,510
                                                                                 =========   =========   =========   =========

See accompanying notes.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (Unaudited, in thousands)


                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                  -----------------------------
                                                                      2000             2001
                                                                  ------------     ------------
OPERATING ACTIVITIES:
Net income ...................................................    $      2,770     $      5,783
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation, depletion and amortization ..............           1,871            5,817
       Deferred income taxes .................................           1,426            2,319
       Deferred financing costs ..............................              --              369
       Gain from derivative ineffectiveness ..................              --           (1,288)
       Other operating activities ............................            (535)             (42)
                                                                  ------------     ------------
Cash flow before changes in working capital ..................           5,532           12,958
       Effect of changes in:
          Accounts receivable ................................          17,159              747
          Other current assets ...............................            (188)          (2,426)
          Accounts payable and other current liabilities .....          (2,195)              85
                                                                  ------------     ------------
Net cash provided by operating activities ....................          20,308           11,364

INVESTING ACTIVITIES:
Additions to oil and natural gas property and equipment ......         (20,288)         (30,477)
Acquisition of Addison Energy Inc. ...........................              --          (44,864)
Other investing activities ...................................             398             (734)
                                                                  ------------     ------------
Net cash used in investing activities ........................         (19,890)         (76,075)

FINANCING ACTIVITIES:
Proceeds from long-term debt .................................          10,834          116,441
Payments on long-term debt ...................................          (5,280)        (156,833)
Proceeds from issuance of preferred stock ....................              --          101,631
Proceeds from exercise of stock options ......................             225            2,471
Other financing activities ...................................            (208)            (941)
                                                                  ------------     ------------
Net cash provided by financing activities ....................           5,571           62,769
                                                                  ------------     ------------
Net increase (decrease) in cash ..............................           5,989           (1,942)
Effect of exchange rates on cash and cash equivalents ........              --               77
Cash at beginning of period ..................................           9,972            8,200
                                                                  ------------     ------------
Cash at end of period ........................................    $     15,961     $      6,335
                                                                  ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid ................................................    $        114     $      1,619
                                                                  ============     ============
Income taxes paid ............................................    $         --     $      6,599
                                                                  ============     ============

   See accompanying notes.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of EXCO Resources, Inc. as of December 31, 2000 and June 30, 2001, the results of operations for the three and six month periods ended June 30, 2000 and 2001, and the cash flows for the six month periods ended June 30, 2000 and 2001.

         We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. You should read these financial statements in conjunction with our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying condensed consolidated financial statements include the financial statements of EXCO Resources, Inc., EXCO (Delaware), Inc., Pecos-Gomez, L.P., and Addison Energy Inc. The financial statements of Pecos-Gomez, L.P. have been consolidated proportionally based on EXCO's 55.1% aggregate ownership interest in the partnership.

         The results of operations for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results we expect for the full year.

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains from marketable securities and futures contracts, foreign currency translation adjustments and minimum pension liability adjustments. As of June 30, 2001, our company's accumulated other comprehensive income differed from net income by approximately $9.8 million, due primarily to the recognition in comprehensive income of unrealized gains related to our derivative instruments which have been designated as hedges and foreign currency translation adjustments. For the quarter ended June 30, 2001, total comprehensive income was greater than net income by $8.6 million.

         The following table presents comprehensive income for the three and six month periods ended June 30, 2001:

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)



                                                             THREE MONTHS       SIX MONTHS
                                                             ENDED JUNE 30,   ENDED JUNE 30,
                                                            --------------    --------------
                                                                2001               2001
                                                             ------------      ------------
                                                                    (In thousands)
Net income ............................................      $      2,821      $      5,783
Other comprehensive income:
    Foreign currency translation adjustment ...........               176               176
    Deferred hedge gains ..............................             8,388            10,695
                                                             ------------      ------------
Comprehensive income ..................................      $     11,385      $     16,654
                                                             ============      ============

         For the three and six month periods ended June 30, 2000, there were no differences between our net income and total comprehensive income.

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

         Upon adoption of SFAS 133, we had three open derivative contracts which were designated as cash flow hedges. See Note 9. Hedging Activities for more information. For derivatives classified as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of any change in the fair value of a derivative designated as a hedge is immediately recognized in earnings. Hedge effectiveness is measured quarterly based on the relative fair value between the derivative contract and the hedged item over time. At adoption, we recognized a net derivative liability and a reduction in other comprehensive income of approximately $1.1 million as a cumulative effect of accounting change for all cash flow hedges. During the three and six months ended June 30, 2001, we recognized an increase in the net-derivative asset and an associated increase in accumulated other comprehensive income totaling approximately $8.4 million and $10.7 million, respectively. During the three months ended June 30, 2001, we recognized in other income a $1.3 million pre-tax gain for hedging ineffectiveness.

         Gains and losses from settlements of oil and natural gas hedges are included in our reported oil and natural gas sales.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


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

3.       STOCK TRANSACTIONS

         On June 29, 2001, we closed our rights offering to existing shareholders that commenced on May 23, 2001. The rights offering resulted in the sale of 5,004,869 shares of 5% convertible preferred stock at $21.00 per share. We raised a total of approximately $105.1 million in gross proceeds (approximately $101.6 million in net proceeds after fees and commissions), through the exercise of 4,466,869 rights and the sale of 538,000 shares of preferred stock by the dealer managers. We applied approximately $97.6 million of the offering proceeds to pay-off our bank loans and intend to use the remaining proceeds for general corporate purposes. Each share of 5% convertible preferred stock is convertible into one share of our common stock, at the option of the holder, on or before June 30, 2003. Any share of 5% convertible preferred stock still outstanding on June 30, 2001, will be automatically converted into our common stock. The shares of our convertible preferred stock are trading on the NASDAQ National Market under the symbol "EXCOP".

         As part of the consideration paid for the acquisition of the Central Resources Properties, we issued a warrant to Central Resources, Inc. (the Registered Holder) to purchase 200,000 shares of our common stock for $11.00 per share. This warrant was assigned and then exercised by the new Registered Holder on May 21, 2001, for the full 200,000 shares at which time we received $2.2 million cash. We have agreed to file, no later than 90 days after June 29, 2001, the completion date of the rights offering of our 5% convertible preferred stock, a registration statement on Form S-3 with the SEC to register the resale of the 200,000 shares of common stock issued upon the exercise of the warrant, and to use our best efforts to cause the registration statement to be declared effective by the SEC as soon as practicable thereafter.

4.       EARNINGS PER SHARE

         Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires presentation of two calculations of earnings per common share. Basic earnings per common share equals net income divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income divided by the sum of weighted

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


average common shares outstanding during the period plus any dilutive common stock equivalents. Common stock equivalents are shares assumed to be issued if
(1) outstanding stock options or warrants were in-the-money and exercised, and
(2) outstanding convertible preferred stock was converted to common stock.



                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30,                  JUNE 30,
                                                            ----------------------    ----------------------
                                                              2000         2001         2000          2001
                                                            ---------    ---------    ---------    ---------
                                                                            (In thousands)
Weighted average number of basic shares outstanding ....        6,822        7,025        6,819        6,948
Effects of:
     Employee and director stock options ...............           58          518           44          493
     Convertible preferred stock .......................           --           55           --           28
     Outstanding warrants ..............................           --           31           --           41
                                                            ---------    ---------    ---------    ---------
Weighted average number of diluted shares outstanding ..        6,880        7,629        6,863        7,510
                                                            =========    =========    =========    =========

5.       REVERSE STOCK SPLITS

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

6.       OIL AND NATURAL GAS PROPERTIES

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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


7.       GEOGRAPHIC OPERATING SEGMENT INFORMATION

         We have operations in only one industry segment, that being the oil and natural gas exploration and production industry; however, we are organizationally structured along geographic operating segments. We have reportable operations in the United States and Canada. The following tables provide our interim geographic operating segment data. Operating segment data represents Canadian activity beginning April 26, 2001, when we acquired Addison Energy Inc. Geographic operating segment income tax expenses have been determined based on statutory rates existing in the various tax jurisdictions where we have oil and natural gas producing activities.


                                                              THREE MONTHS ENDED          THREE MONTHS ENDED
                                                                JUNE 30, 2000               JUNE 30, 2001
                                                           ------------------------    ------------------------
                                                             UNITED                      UNITED
                                                             STATES        CANADA        STATES        CANADA
                                                           ----------    ----------    ----------    ----------
REVENUES:
   Oil and natural gas ................................    $    5,204    $       --    $   13,877    $    2,487
   Other income .......................................           354            --         1,461            --
   Gain on disposition of property and other assets ...            --            --            45            --
                                                           ----------    ----------    ----------    ----------
         Total revenues ...............................         5,558            --        15,383         2,487

COSTS AND EXPENSES:
   Oil and natural gas production .....................         1,827            --         6,123           474
   Depreciation, depletion and amortization ...........         1,024            --         2,522         1,207
   General and administrative .........................           532            --         1,058           138
   Interest ...........................................           213            --         1,529           302
                                                           ----------    ----------    ----------    ----------
         Total costs and expenses .....................         3,596            --        11,232         2,121
                                                           ----------    ----------    ----------    ----------

Income before income taxes ............................         1,962            --         4,151           366
Income tax expense ....................................           667            --         1,535           161
                                                           ----------    ----------    ----------    ----------
Net income ............................................    $    1,295    $       --    $    2,616    $      205
                                                           ==========    ==========    ==========    ==========



                                                                SIX MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30, 2000                 JUNE 30, 2001
                                                           --------------------------    --------------------------
                                                             UNITED                        UNITED
                                                             STATES          CANADA        STATES          CANADA
                                                           -----------    -----------    -----------    -----------
REVENUES:
   Oil and natural gas ................................    $     9,229    $        --    $    27,356    $     2,487
   Other income .......................................            747             --          1,645             --
   Gain on disposition of property and other assets ...            535             --             45             --
                                                           -----------    -----------    -----------    -----------
         Total revenues ...............................         10,511             --         29,046          2,487

COSTS AND EXPENSES:
   Oil and natural gas production .....................          3,211             --         11,158            474
   Depreciation, depletion and amortization ...........          1,871             --          4,610          1,207
   General and administrative .........................            949             --          2,001            138
   Interest ...........................................            284             --          2,425            302
                                                           -----------    -----------    -----------    -----------
         Total costs and expenses .....................          6,315             --         20,194          2,121
                                                           -----------    -----------    -----------    -----------

Income before income taxes ............................          4,196             --          8,852            366
Income tax expense ....................................          1,426             --          3,274            161
                                                           -----------    -----------    -----------    -----------
Net income ............................................    $     2,770    $        --    $     5,578    $       205
                                                           ===========    ===========    ===========    ===========

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)



8.       CREDIT AGREEMENTS

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

         At April 26, 2001, we had outstanding indebtedness of approximately $53.4 million under this credit agreement. This outstanding indebtedness was repaid and the credit agreement was replaced on April 26, 2001, when we entered into a new U.S. credit agreement with Bank One, NA, as administrative agent, Fleet National Bank, as syndication agent, BNP Paribas, as documentation agent, Banc One Capital Markets, Inc., as lead arranger and bookrunner, and a syndicate of banks, as lenders. This new U.S. credit agreement provides for borrowings of up to $124.0 million under a revolving credit facility, and $16.0 million under a bridge loan, with an initial borrowing base of $78.0 million.

         At June 30, 2001, we had a total borrowing base of $62.0 million, no outstanding indebtedness, and approximately $61.7 million available for borrowing under this new U.S. credit agreement. A portion of the total borrowing base is available for the issuance of letters of credit. All borrowings under the U.S. credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties including mineral interests. Under this credit agreement, we are required to pay a fee equal to .25% on any accepted increase in the borrowing base in excess of the previously determined borrowing base and an unused commitment fee of .375%.

         While the bridge loan was outstanding, our U.S. credit agreement provided that if our aggregate outstanding U.S. indebtedness was less than 50% of the borrowing base, then advances would bear interest at 1.25% over LIBOR. If the U.S. borrowing base usage equaled or exceeded 50% but was less than 70%, then advances would bear interest at 1.50% over LIBOR. If the U.S. borrowing base usage equaled or exceeded 70% but was less than 90%, then advances would bear interest at 1.75% over LIBOR. If the U.S. borrowing base usage equaled or exceeded 90%, then advances would bear interest at 2.0% over LIBOR.

         The bridge loan was paid in full on June 29, 2001, from net proceeds from our 5% convertible preferred stock offering and, warrant and employee stock option exercises. As a result, if at any time our ratio of (1) consolidated funded debt to consolidated earnings before interest, income taxes and depreciation, depletion and amortization (EBITDA) is less than 2.0 to 1.0, and
(2) our consolidated total debt to consolidated total capital is less than .60 to 1.0, and if our outstanding U.S. indebtedness is less than 50% of the borrowing base, then advances will bear interest at 1.00% over LIBOR. If the

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


U.S. borrowing base usage equals or exceeds 50% but is less than 70%, then advances will bear interest at 1.25% over LIBOR. If the U.S. borrowing base usage equals or exceeds 70% but is less than 90%, then advances will bear interest at 1.50% over LIBOR. If the U.S. borrowing base usage equals or exceeds 90%, then advances will bear interest at 1.75% over LIBOR. At June 30, 2001, the 6 month LIBOR rate was 3.91%, which would result in an interest rate of approximately 4.91% on any new indebtedness under the revolver we may incur. At June 30, 2001, we had no outstanding indebtedness under our U.S. credit agreement.

         Under the terms of this credit agreement, the revolving credit facility matures on April 30, 2004. There are no scheduled principal payments due on this credit agreement until maturity. The borrowing base redeterminations are scheduled for each November 1 and May 1. A borrowing base deficiency is created in the event that the outstanding loan balances exceed the borrowing base. If a borrowing base deficiency were to exist after giving effect to a redetermination, then we would have to do one of the following:

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

         Under the terms of this credit agreement, we must not permit our consolidated current assets to consolidated current liabilities to be less than
1.0 to 1.0 as of the end of any fiscal quarter beginning June 30, 2001. We must maintain a minimum consolidated tangible net worth equal to $48 million plus (1) at the end of each fiscal quarter commencing with the quarter ending June 30, 2001, 50% of consolidated net income for each fiscal quarter then ended (but only if positive), and (2) an amount equal to 75% of the net proceeds received from the issuance of any equity securities after April 26, 2001. We must not permit our consolidated funded debt to consolidated EBITDA to be greater than
2.5 to 1.0 as of the end of any fiscal quarter beginning June 30, 2001. Additionally, our U.S. credit agreement contains a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur certain indebtedness at any time in an amount exceeding $500,000, restrictions on our ability to pledge assets outside of this credit agreement, and prohibits the payment of dividends on our common stock. Our credit agreement also requires that we hedge at least 75% of expected natural gas production from our existing proved developed producing mineral interests for not less than 24 months following the effective date of this credit agreement. At June 30, 2001, we were in compliance with all of the covenants under our U.S. credit agreement.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


         Addison Energy Inc. (EXCO's Canadian Subsidiary)

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

         At June 30, 2001, we had a total borrowing base of $25.0 million (Cdn $38.75 million), no outstanding indebtedness, and approximately $25.0 million (Cdn $38.75 million) available for borrowing under this Canadian credit agreement. All borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and gas properties including mineral interests. Under this credit agreement, we are required to pay a fee equal to .25% on any accepted increase in the borrowing base in excess of the previously determined borrowing base and an unused commitment fee of .375%.

         While the U.S. bridge loan was outstanding, the Canadian credit agreement provided that if our aggregate outstanding Canadian indebtedness was less than 50% of the Canadian borrowing base, then advances would bear interest at 1.25% over the Canadian BA (banker's acceptance) rate. If the Canadian borrowing base usage equaled or exceeded 50% but was less than 70%, then advances would bear interest at 1.50% over the BA rate. If the Canadian borrowing base usage equaled or exceeded 70% but was less than 90%, then advances would bear interest at 1.75% over the BA rate. If the Canadian borrowing base usage equaled or exceeded 90%, then advances would bear interest at 2.0% over the BA rate.

         The U.S. bridge loan was paid in full on June 29, 2001, from net proceeds from our 5% convertible preferred stock offering and, warrant and employee stock option exercises. As a result, if at any time our ratio of (1) consolidated funded debt to consolidated EBITDA is less than 2.0 to 1.0, and (2) our consolidated total debt to consolidated total capital is less than .60 to 1.0, and if our outstanding Canadian indebtedness is less than 50% of the borrowing base, then advances will bear interest at 1.00% over the BA rate. If the Canadian borrowing base usage equals or exceeds 50% but is less than 70%, then advances will bear interest at 1.25% over the BA rate. If the Canadian borrowing base usage equals or exceeds 70% but is less than 90%, then advances will bear interest at 1.50% over the BA rate. If the Canadian borrowing base usage equals or exceeds 90%, then advances will bear interest at 1.75% over the BA rate. At June 30, 2001, the 6 month BA rate was 4.54%, which would result in an interest rate of approximately 5.54% on any new Canadian indebtedness we may incur. At June 30, 2001, we had no outstanding indebtedness under our Canadian credit agreement.

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

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


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

         Pecos-Gomez, L.P.

         See Note 10. Acquisitions - Pecos County Properties Acquisition for a description of the Pecos-Gomez, L.P. credit facility, and Note 11. Subsequent Events regarding the pay-off of the Pecos-Gomez, L.P. credit facility.

9.       HEDGING ACTIVITIES

         In connection with the incurrence of debt related to our acquisition activities, management has adopted a policy of hedging oil and natural gas prices whenever such prices are in excess of the prices anticipated in our operating budget and profit plan through the use of commodity futures, options and swap agreements and basis swap agreements. These derivatives are not held for trading purposes.

         The following table sets forth our oil and natural gas hedging activities as of June 30, 2001. All contracts are swap agreements for the sale of oil or natural gas and are based on NYMEX pricing. On February 27, 2001, we entered into a basis swap agreement effective May 2, 2001. The basis swap sets our AECO differential at $.305 less than NYMEX. The market

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


values at June 30, 2001, are estimated from quotes by the counterparty and represent the amounts we would expect to receive or pay to terminate the agreements on June 30, 2001. The stated volumes and strike prices represent the volumes and strike prices on the remaining portions of the individual contracts at June 30, 2001.



                                                                  NOTIONAL
                             CONTRACT  EFFECTIVE  TERMINATION    VOLUME/RANGE      AGGREGATE         STRIKE       MARKET VALUE AT
       COMMODITY               DATE      DATE        DATE      PER MONTH (1) (2) VOLUME (1) (2)    PRICE/RANGE     JUNE 30, 2001
      -----------          ----------  ---------  -----------  ----------------- --------------   --------------  ---------------
EXCO RESOURCES, INC.
             Oil            9/28/2000  11/1/2000   4/30/2003    29,000 Bbls -     739,000 Bbls    $23.96 - 28.55    $    726,829
                                                                40,000 Bbls
             Oil            3/30/2001   4/1/2001   3/31/2003     1,900 Bbls -      47,700 Bbls    $22.64 - 26.13    $    (30,341)
                                                                 2,600 Bbls
             Oil             5/2/2001   6/1/2001  10/30/2002    30,000 Bbls -     510,000 Bbls    $25.45 - 27.97    $    545,130
                                                                35,000 Bbls
         Natural Gas       10/13/2000   1/1/2001  12/31/2001   186,000 Mmbtus -     1,146,000          $4.915       $  1,761,337
                                                               196,500 Mmbtus        Mmbtus
         Natural Gas        2/27/2001   5/1/2001   9/30/2003   104,300 Mmbtus -     3,550,300          $4.1993 -    $  4,328,731
                                                               162,900 Mmbtus        Mmbtus             5.5323
       AECO Basis Swap      2/27/2001   5/1/2001   9/30/2003   104,300 Mmbtus -     3,550,300          $(.305)      $    756,730
                                                               162,900 Mmbtus        Mmbtus
         Natural Gas         5/2/2001   6/1/2001   1/31/2002   230,000 Mmbtus       1,610,000           $4.84       $  2,225,583
                                                                                     Mmbtus
PECOS-GOMEZ, L.P.(3)
         Natural Gas       12/01/2000   2/1/2001  12/31/2002    50,000 Mmbtus        900,000            $4.79       $  1,120,209
                                                                                     Mmbtus

----------
(1) Bbls - Barrels.
(2) Mmbtus - Million British thermal units.
(3) EXCO owns a 55.13742% partnership interest. Our exposure to the swap agreement is limited to our partnership interests. See Note 11. Subsequent Events for additional information.

         Realized gains or losses from the settlement of the swaps are recorded in our financial statements as increases or decreases in oil and natural gas revenues. For example, using the oil swap we entered into on September 28, 2000, for the month of June 2001, if the settlement price exceeded the actual $28.89 strike price, then a reduction in oil revenues would have been recorded for the difference between the settlement price and $28.89 multiplied by the actual notional volume of 40,000 Bbls. Conversely, if the settlement price was less than $28.89, then an increase in oil revenues would have been recorded for the difference between the settlement price and $28.89 multiplied by the notional volume of 40,000 Bbls. For example, for the month of June 2001, if the settlement price was $30.00, then oil revenues would have decreased by $44,400. Conversely, if the settlement price for the month of June 2001 was $27.00, oil revenues would have increased by $75,600.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


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


                                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                          JUNE 30,                JUNE 30,
                                                                                   ---------------------  ------------------------
                                                                                     2000        2001        2000          2001
                                                                                   ----------  ---------  -----------  -----------
Average price per Bbl of oil - realized before hedge results ..................... $    27.41  $   25.29  $     27.39  $     26.08
Average price per Bbl of oil - realized including hedge results ..................      24.87      25.96        25.04        26.84
Average price per Bbl of natural gas liquids - realized before hedge results .....      22.17      20.27        22.81        22.13
Average price per Bbl of natural gas liquids - realized including hedge results ..      22.17      20.27        22.81        22.13
Average price per Mcf of natural gas - realized before hedge results .............       3.12       4.35         2.82         5.22
Average price per Mcf of natural gas - realized including hedge results ..........       3.05       4.59         2.77         4.90
Total increase (reduction) in revenue ............................................ $ (249,000) $ 643,000  $  (412,000) $  (758,000)


10.      ACQUISITIONS

         We have accounted for the following acquisitions in accordance with APB No. 16, "Business Combinations" where applicable.


Entity                               Transactions in 2000                                         Event Date
------                               --------------------                                         ----------
EXCO Resources, Inc.                 Purchased Val Verde County Properties                        February 25, 2000
                                     Purchased Central Resources Properties                       September 22, 2000
Pecos-Gomez, L.P.                    Purchased Pecos County Properties                            March 24, 2000


Entity                               Transactions in 2001                                         Event Date
------                               --------------------                                         ----------
EXCO Resources, Inc.                 Purchased STB Energy Properties                              March 8, 2001
EXCO Resources, Inc.                 Purchased Addison Energy Inc.                                April 26, 2001

These transactions are more fully described below.

         Val Verde County Properties Acquisition

         On February 25, 2000, we purchased 21 gross (9.8 net) producing wells located in Val Verde County, Texas from RVC Energy, Inc. (the Val Verde County Properties). We are the named operator of 18 of the wells acquired in the transaction. The Val Verde County Properties

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


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

         Limited Partnership Agreement. We have entered into an Amended and Restated Agreement of Limited Partnership (the Partnership Agreement) with Taurus and the other investors (collectively, the Humphrey-Hill Partners). The partners share ratably in the profits and losses of the Partnership, subject to special allocations in certain events. The Partnership's principal business purpose is initially the management and development of the Pecos County Properties. The partners have established an area of mutual interest in respect of the Pecos County Properties which governs any additional acquisitions of properties by any partner within the area.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

         The Partnership is managed by us as general partner. Certain Partnership actions require the consent of partners holding 70% of the Partnership interests including: merger, sale of all of the Partnership's assets, liquidation, conversion of the legal form of the entity to another form or amending the Partnership Agreement to change any minority partnership interest protection.

         On March 24, 2000, the Partnership entered into a credit facility with Bank of America, N.A. as administrative agent and lender. The credit facility provided for borrowings up to $25.0 million, subject to borrowing base limitations.

         The credit facility consisted of a regular revolver, which on June 30, 2001, had a borrowing base of $4.5 million. At June 30, 2001, the Partnership had approximately $600,000 available for borrowing under the credit facility. The

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


credit facility was amended on June 1, 2001, reducing the borrowing base to $4.5 million until the next borrowing base redetermination. All borrowings under the credit facility were secured by a first lien mortgage providing a security interest in substantially all assets owned by the Partnership including all mineral interests. In addition, EXCO had guaranteed the Partnership's obligations under the credit facility. We had pledged our Partnership interest to secure the credit facility.

         The credit facility provided that if the aggregate outstanding indebtedness of the Partnership was less than 75% of the borrowing base, then advances would bear interest at 1.5% over LIBOR. If the borrowing base usage equaled or exceeded 75%, then advances would bear interest at 1.75% over LIBOR.

         On July 3, 2001, the respective oil and natural gas property interests were conveyed to the partners, we purchased approximately $8.8 million of those interests from two unaffiliated limited partners, the Pecos-Gomez, L.P. credit facility was paid-off, and we commenced dissolution of the Partnership. See Note
11. Subsequent Events for additional information.

         Central Resources Properties Acquisition

         On September 22, 2000, we completed the acquisition of certain oil and natural gas properties located in various counties in West, South, North, and Central Texas; Southeast and Northwest New Mexico; Southern Louisiana; Northeastern Colorado; Western Nebraska; Clarke, Jones, and Perry Counties in Mississippi; Beaver and Cleveland Counties in Oklahoma; Meade County in Kansas; and Campbell, Converse, and Niobrara Counties in Wyoming (the Central Resources Properties) from Central Resources, Inc. (the Seller). As of October 2000, the properties consisted of 1,890 active wells, including 571 water injection wells involved with secondary recovery water flood projects. Under terms of the acquisition, effective October 1, 2000, we became operator of 190 producing oil and natural gas wells. As of June 1, 2000, estimated total proved reserves net to our interest included 8.3 million Bbls of oil and NGLs and 37.3 Bcf of natural gas.

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

         Warrant Agreement and Form of Registration Rights Agreement. As part of the consideration paid for the acquisition of the Central Resources Properties, we issued a warrant to Central Resources, Inc. (the Registered Holder) to purchase 200,000 shares of our common stock for $11.00 per share. This warrant was assigned and then exercised by the new Registered Holder on May 21, 2001, for the full 200,000 shares at which time we received $2.2 million cash. See
Note 3. Stock Transactions for more detailed information.

         STB Energy Properties Acquisition

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


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

         Addison Energy Inc. Acquisition

         On April 26, 2001, we acquired all of the outstanding common stock of Addison Energy Inc., which is headquartered in Calgary, Alberta, Canada. Addison Energy Inc. owns interests in 95 gross (85.03 net) wells located in Alberta. Addison operates 91 of these wells. The Addison properties include approximately 27,672 gross and 23,994 net developed acres and approximately 38,947 gross and 28,795 net undeveloped acres. As of January 1, 2001, estimated total proved reserves net to our interest acquired in this acquisition included 2.1 million Bbls of oil and NGLs and 36.9 Bcf of natural gas using year end prices. After adjustments for working capital and long-term debt, we paid approximately $44.4 million (Cdn $68.5 million) for Addison. We paid the adjusted purchase price from the proceeds of borrowings under our new U.S. and Canadian credit agreements. The price was determined through arms-length negotiation between the parties.

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

         The Addison managers also agreed to reinvest through the purchase of our common stock an aggregate of approximately $1.4 million of the proceeds they received from the sale of their common shares of Addison to us. Approximately 24,940 shares, worth $455,155, of our common stock were purchased in the open-market. The remaining 49,880 shares, worth approximately $910,310, were issued to the Addison managers in a private placement. The resale of these shares is subject to restriction.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


         Pro Forma Results of Operations

         The following reflects the pro forma results of operations as though the acquisitions of the Val Verde County Properties, the Pecos County Properties, the Central Resources Properties, the STB Energy Properties, and Addison Energy Inc., the related borrowings, and our 5% convertible preferred stock offering had been consummated on January 1, 2000.


                                         SIX MONTHS ENDED
                                            JUNE 30,
                                  ----------------------------
                                       2000            2001
                                  --------------    -------------
                               (In thousands, except per share data)
Revenues........................  $       30,723    $      40,026
                                  --------------    -------------
Net income......................  $        6,941    $      10,003
                                  ==============    =============
Net income per share:
     Basic......................  $          .97    $        1.40
                                  ==============    =============
     Diluted....................  $          .58    $         .80
                                  ==============    =============

11.      SUBSEQUENT EVENTS

         On July 3, 2001, under terms of an assignment and bill of sale, all of the oil and gas property interests held by Pecos-Gomez, L.P., were assigned to its general and limited partners. As a result, we received as general partner of Pecos-Gomez, L.P., 1% of the property interests, and EXCO (Delaware), Inc., our wholly-owned subsidiary, received as a limited partner, approximately 54.1% of the property interests. The partners of Pecos-Gomez, L.P., under terms of a joint resolution then consented to the wind-up and dissolution of the partnership.

         Then, also on July 3, 2001, we purchased from two of the limited partners of Pecos-Gomez, L.P., 80% and approximately 90.2% of their respective oil and natural gas property interests received from Pecos-Gomez, L.P., for approximately $8.8 million cash (approximately $7.5 after contractual adjustments). The purchase price was paid from existing working capital and borrowings of $3.5 million under our U.S. credit agreement. As part of the transaction, the partnership assigned the existing hedge contract to us, for settlements starting July 2001. The credit facility of Pecos-Gomez, L.P., which had a remaining principal balance of $3.9 million, was paid-off as part of the acquisition. The effective date of the acquisition was June 1, 2001. The oil and natural gas property interests qualify as eligible purchase properties under a reverse tax-deferred exchange agreement executed contemporaneously with this transaction. This use of a reverse tax-deferred exchange is in compliance with the like-kind exchange provisions of Section 1031 of the Internal Revenue Code. The price was determined through arms-length negotiation between the parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Before you invest in our common stock, you should be aware that there are various risks associated with an investment. The statements regarding our future financial and operating performance and results, and market prices and future hedging activities, and other statements that are not historical facts contained in this quarterly report are forward-looking statements, as defined in
Section 27A of the Securities Act. We use the words "may", "will", "expect", "anticipate", "estimate", "believe", "continue", "intend", "plan", "budget", or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they: discuss future expectations; contain projections of results of operations or of our financial condition; and/or state other "forward-looking" information. These statements also involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of oil and natural gas, results for future drilling and marketing activity, future production and costs, foreign currency risk, Canadian regulation and taxation, and other factors discussed in this report and in our other SEC filings. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or over which we have no control. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this quarterly report and the risk factors contained in our other public filings including our Form 10-K for the year ended December 31, 2000.

         The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and related notes included in this quarterly report.

OUR RESULTS OF OPERATIONS

         Comparison of Three Months Ended June 30, 2000 and 2001

         Revenues. Our total revenues for the three month period ended June 30, 2001, increased $12.2 million, or 221%, to $17.8 million (excluding a one-time pre-tax gain of $45,000 from the sale of other assets) from $5.6 million for the corresponding period of 2000. Our oil revenues for the three months ended June 30, 2001, increased $4.2 million, or 244%, to $6.0 million from $1.8 million for the three months ended June 30, 2000. For the three months ended June 30, 2001, our oil revenues accounted for 34% of our total revenues as compared to 32% of our total revenues for the corresponding period in 2000. Our natural gas revenues for the three months ended June 30, 2001 increased $6.4 million, or 215%, to $9.4 million from $3.0 million for the three months ended June 30, 2000. For the second quarter of 2001, our natural gas revenues were 53% of our total revenues as compared to 54% of our total revenues for the second quarter of 2000. Our natural gas liquids (NGLs) revenues for the three months ended June 30, 2001, increased $453,000, or 98%, to $916,000 from $463,000 for the three months ended June 30, 2000. NGLs revenues were 5% of our total revenues for the second quarter of 2001 as compared to 8% for the corresponding period of 2000. The increase in revenues was due primarily to both (1) production increases as a result of the acquisitions of the Central Resources properties (September 2000), the STB Energy properties (March 2001), and Addison Energy Inc. (April 2001), and (2) oil and natural gas price increases.

         We sold approximately 232,200 Bbls of oil during the three months ended June 30, 2001, as compared to approximately 70,400 Bbls during the three months ended June 30, 2000, an increase of 230%. We sold approximately 2.1 Bcf of natural gas during the second quarter of 2001 as compared to approximately 1.0 Bcf in the second quarter of 2000, an increase of 109%. We sold approximately 45,200 Bbls of NGLs during the three months ended June 30, 2001, as compared to approximately 20,900 Bbls during the corresponding period of 2000, an increase of 116%. Overall, for the three months ended June 30, 2001, our total production was approximately 3.7 Bcfe as compared to approximately 1.5 Bcfe for the three months ended June 30, 2000, an increase of 2.2 Bcfe or 143%. The increases in production were primarily attributable to the acquisitions of the Central Resources properties, the STB Energy properties, and Addison Energy Inc.

         We report average oil, natural gas and NGLs prices including the effects of quality, gathering and transportation costs as well as the net effect of oil and natural gas hedges. The average oil price received during the three months ended June 30, 2001, was $25.96 as compared to $24.87 for the three months ended June 30, 2000, an increase of $1.09 per barrel or 4%. The average natural gas price received during the second quarter of 2001 was $4.59 as compared to $3.05 for the second quarter of 2000, an increase of $1.54 per Mcf or 50%. The average NGLs price received during the three months ended June 30, 2001, was $20.28 as compared to $22.17 in the corresponding period of 2000, a decrease of $1.89 per barrel or 9%.

         Our other income for the three months ended June 30, 2001, was $1.5 million compared to $354,000 for the corresponding three months of the prior year. For the second quarter of 2001, our other income was 8% of our total revenues as compared to 6% of our total revenues for the second quarter of 2000. This income primarily consisted of interest income, salt water disposal income, well supervision fees and gains from derivative ineffectiveness. The increase in other income for the second quarter of 2001 was primarily attributable to a $1.3 million mark-to-market gain from derivative contracts that were not treated as hedges.

         We recorded a one-time pre-tax gain of approximately $45,000 from the sale of other assets during the three months ended June 30, 2001. We did not record any gains from the sale of properties and equipment for the three months ended June 30, 2000.

         Costs and Expenses. Our total costs and expenses for the three month period ended June 30, 2001, increased by $9.8 million, or 271%, to $13.4 million as compared to $3.6 million for the corresponding period of 2000. For the second quarter of 2001, our total costs and expenses were 75% of our total revenues as compared to 65% of our total revenues for the second quarter of 2000. The increase of our total costs and expenses as a percent of our total revenues was mainly attributable to increases in our oil and natural gas production costs, our depreciation, depletion and amortization costs, and interest expense. These increases were partially offset by the decrease in general and administrative costs as a percent of our total revenues.

         Our oil and natural gas production costs for the three months ended June 30, 2001, increased by $4.0 million to $5.4 million from $1.4 million for the three months ended June 30, 2000. On an Mcfe basis, our production costs increased by $.51 to $1.45 from $.94 and were 30% of our total revenues for the second quarter of 2001 as compared to 26% of our total revenues for the second quarter of 2000. This increase was mainly attributable to nonrecurring workovers and equipment repairs relating to production enhancement projects on the Central Resources properties we acquired on September 22, 2000, and a general increase in field services and production costs. Our ad valorem taxes for the second quarter of 2001 increased by $387,000 to $502,000 from $115,000 for the second quarter of 2000. Our oil and natural gas severance taxes for the second quarter of 2001 increased by $417,000 to $691,000 from $274,000 for the second quarter of 2000. On an Mcfe basis, our total production taxes for the second quarter of 2001 increased by $.07 to $.32 from $.25 for the second quarter of 2000 and were 7% of our total revenues for the second quarter of 2001 as compared to 7% of our total revenues for the second quarter of 2000. This increase on a per Mcfe basis was due to the increase in oil and natural gas prices. Our depreciation, depletion and amortization costs for the three months ended June 30, 2001, increased $2.7 million to $3.7 million from $1.0 million for the three months ended June 30, 2000. On an Mcfe basis, our depreciation, depletion and amortization for the second quarter of 2001 increased by $.33 to $1.00 from $.67 for the second quarter of 2000 and were 21% of our total revenues for the second quarter of 2001 as compared to 18% of our total revenues for the second quarter of 2000. This increase was attributable to our acquisitions of the Central Resources properties, the STB Energy properties, and Addison Energy Inc.

         General and administrative costs for the three months ended June 30, 2001, were $1.2 million compared to $532,000 for the three months ended June 30, 2000. For the second quarter of 2001, general and administrative costs were 7% of our total revenues as compared to 9% of our total revenues for the second quarter of 2000. The increase in general and administrative costs was primarily attributable to our increased staffing needs as a result of the acquisitions of the Central Resources properties, the STB Energy properties, and Addison Energy Inc.

         Interest expense for the three months ended June 30, 2001, increased to $1.8 million from $213,000 for the three months ended June 30, 2000. For the second quarter of 2001 our interest expense was 10% of our total revenues as compared to 4% of our total revenues for the first quarter of 2000. The increase in interest expense was primarily due to borrowings under our credit agreements to partially fund the acquisitions of the Central Resources properties, the STB Energy properties, and Addison Energy Inc. Interest expense for the second quarter of 2001 also included approximately $369,000 of deferred financing costs that were written off as a result of the refinancing of our credit facility.

         Net Income. We had net income for the three months ended June 30, 2001, of $2.8 million representing $.40 per basic share and $.37 and per diluted share compared to net income of $1.3 million for the corresponding three months of 2000, representing $.19 per basic and diluted share.

         Comparison of Six Months Ended June 30, 2000 and 2001

         Revenues. Our total revenues for the six month period ended June 30, 2001, increased $21.5 million, or 216%, to $31.5 million (excluding a one-time pre-tax gain of $45,000 from the sale of other assets) from $10.0 million (excluding a one-time pre-tax gain of $535,000 from the sale of properties and equipment) for the corresponding period of 2000. Our oil revenues for the six months ended June 30, 2001, increased $8.4 million, or 231%, to $12.0 million from $3.6 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, our oil revenues accounted for 38% of our total revenues as compared to 36% of our total revenues for the corresponding period in 2000. Our natural gas revenues for the six months ended June 30, 2001, increased $11.7 million, or 251%, to $16.4 million from $4.7 million for the six months ended June 30, 2000. For the first six months of 2001, our natural gas revenues were 52% of our total revenues as compared to 47% of our total revenues for the first six months of 2000. Our NGLs revenues for the six months ended June 30, 2001, increased $541,000, or 58%, to $1.5 million from $938,000 for the six months ended June 30, 2000. NGLs revenues were 5% of our total revenues for the first six months of 2001 as compared to 9% for the corresponding period of 2000. The increase in revenues was due primarily to both (1) production increases as a result of the acquisitions of the Central Resources properties (September

2000), the STB Energy properties (March 2001), and Addison Energy Inc. (April
2001), and (2) oil and natural gas price increases.

         We sold approximately 445,300 Bbls of oil during the six months ended June 30, 2001, as compared to approximately 144,400 Bbls during the six months ended June 30, 2000, an increase of 208%. We sold approximately 3.4 Bcf of natural gas during the first six months of 2001 as compared to approximately 1.7 Bcf in the first quarter of 2000, an increase of 99%. We sold approximately 66,900 Bbls of NGLs during the six months ended June 30, 2001, as compared to approximately 41,100 Bbls during the corresponding period of 2000, an increase of 63%. Overall, for the six months ended June 30, 2001, our total production was approximately 6.4 Bcfe as compared to approximately 2.8 Bcfe for the three months ended June 30, 2000, an increase of 3.6 Bcfe or 129%. The increases in production were primarily attributable to the acquisitions of the Central Resources properties, the STB Energy properties, and Addison Energy Inc.

         We report average oil, natural gas and NGLs prices including the effects of quality, gathering and transportation costs as well as the net effect of oil and natural gas hedges. The average oil price received during the six months ended June 30, 2001, was $26.84 as compared to $25.04 for the six months ended June 30, 2000, an increase of $1.80 per barrel or 7%. The average natural gas price received during the first six months of 2001 was $4.90 as compared to $2.77 for the first six months of 2000, an increase of $2.13 per Mcf or 77%. The average NGLs price received during the six months ended June 30, 2001, was $22.13 as compared to $22.81 in the corresponding period of 2000, a decrease of $.68 per barrel or 3%.

         Our other income for the six months ended June 30, 2001, was $1.6 million compared to $747,000 for the corresponding six months of the prior year. For the first six months of 2001, our other income was 5% of our total revenues as compared to 8% of our total revenues for the first six months of 2000. This income primarily consisted of interest income, salt water disposal income, well supervision fees and gains from derivative ineffectiveness. The increase in other income was primarily attributable to a $1.3 million mark-to-market gain from derivative contracts that were not treated as hedges.

         We recorded a one-time pre-tax gain of approximately $45,000 from the sale of other assets during the six months ended June 30, 2001. We recorded a one-time pre-tax gain of approximately $535,000 from the sale of properties and equipment during the six months ended June 30, 2000.

         Costs and Expenses. Our total costs and expenses for the six month period ended June 30, 2001, increased by $16.0 million, or 253%, to $22.3 million as compared to $6.3 million for the corresponding period of 2000. For the first six months of 2001, our total costs and expenses were 71% of our total revenues as compared to 64% of our total revenues for the first six months of 2000. The increase of our total costs and expenses as a percent of our total revenues was mainly attributable to increases in our oil and natural gas production costs and interest expense and were partially offset by decreases of our depreciation, depletion, and amortization cost and general and administrative costs as a percent of our total revenues.

         Our oil and natural gas production costs for the six months ended June 30, 2001, increased by $6.8 million to $9.3 million from $2.5 million for the six months ended June 30, 2000. On an Mcfe basis, our production costs increased by $.55 to $1.45 from $.90 and were 30% of our total revenues for the first six months of 2001 as compared to 25% of our total revenues for the first six months of 2000. This increase was mainly attributable to nonrecurring workovers and equipment repairs relating to production enhancement projects on the Central Resources properties we acquired on September 22, 2000, and a general increase in field services and production costs. Our ad valorem taxes for the first six months of 2001 increased by

$682,000 to $866,000 from $184,000 for the first six months of 2000. Our oil and natural gas severance taxes for the first six months of 2001 increased by $959,000 to $1.5 million from $495,000 for the first six months of 2000. On an Mcfe basis, our total production taxes for the first six months of 2001 increased by $.12 to $.36 from $.24 for the first six months of 2000 and were 7% of our total revenues for the first six months of 2001 as compared to 7% of our total revenues for the first six months of 2000. This increase on a per Mcfe basis was due to the increase in oil and natural gas prices. Our depreciation, depletion and amortization costs for the six months ended June 30, 2001, increased $3.9 million to $5.8 million from $1.9 million for the six months ended June 30, 2000. On an Mcfe basis, our depreciation, depletion and amortization for the first six months of 2001 increased by $.24 to $.91 from $.67 for the first six months of 2000 and were 18% of our total revenues for the first six months of 2001 as compared to 19% of our total revenues for the first six months of 2000. This increase was attributable to our acquisitions of the Central Resources properties, the STB Energy properties, and Addison Energy Inc.

         General and administrative costs for the six months ended June 30, 2001, were $2.1 million compared to $949,000 for the six months ended June 30, 2000. For the first six months of 2001, general and administrative costs were 7% of our total revenues as compared to 10% of our total revenues for the first six months of 2000. The increase in general and administrative costs was primarily attributable to our increased staffing needs as a result of the acquisitions of the Central Resources properties, the STB Energy properties, and Addison Energy Inc.

         Interest expense for the six months ended June 30, 2001, increased to $2.7 million from $284,000 for the six months ended June 30, 2000. For the first six months of 2001 our interest expense was 9% of our total revenues as compared to 3% of our total revenues for the first six months of 2000. The increase in interest expense was primarily due to borrowings under our credit agreements to partially fund the acquisitions of the Central Resources properties, the STB Energy properties, and Addison Energy Inc. Interest expense for the first six months of 2001 also included approximately $369,000 of deferred financing costs that were written off as a result of the refinancing of our credit facility.

         Net Income. We had net income for the six months ended June 30, 2001, of $5.8 million representing $.83 per basic share and $.77 and per diluted share compared to net income of $2.8 million for the corresponding six months of 2000, representing $.40 per basic and diluted share.

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

         Our general financial strategy is to use a combination of cash flow from operations, bank financing and the sale or issuance of equity securities to fund our operations, conduct development and exploitation activities and to fund acquisitions. We have planned development and exploitation activities for our major operating areas. We have budgeted up to $27.0 million for our development and exploitation activities in 2001, of which we are contractually obligated to spend $15.3 million. Through June 30, 2001, we have spent $6.9 million on these activities. In addition, we are continuing to evaluate oil and natural gas properties for future acquisitions. We do not have a set budget for acquisitions as these tend to be opportunity driven. Historically, we have used the proceeds from the issuance of equity securities and borrowings under our credit agreements to raise cash to fund acquisitions. However, we cannot assure you that funds will be available to us in the future to meet our budgeted capital spending or to fund acquisitions. Furthermore, our ability to borrow other than under our credit agreements is subject to restrictions imposed by our lenders. If we cannot secure additional funds for our planned development and exploitation activities or for future acquisitions, then we will be required to delay or reduce substantially these activities.

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

         Long-Term Debt - U.S. Credit Agreement - EXCO Resources, Inc.

         Prior Credit Agreement. On September 22, 2000, we entered into an amended and restated credit agreement with Bank of America, N.A., as administrative agent, Bank One, Texas, N.A., as syndication agent, and a syndicate of banks as lenders. Our amended and restated credit agreement provided for borrowings up to $150 million, with a borrowing base of $45.0 million. On March 7, 2001, we entered into the first amendment to our amended and restated credit agreement. This first amendment provided for an increase in our borrowing base to $60.0 million.

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

         The credit agreement provided that if our aggregate outstanding indebtedness was less than 50% of the borrowing base, then advances would bear interest at 1.0% over LIBOR (London InterBank Offered Rate). If the borrowing base usage equaled or exceeded 50% but was less than or equal to 70%, then advances would bear interest at 1.25% over LIBOR. If the borrowing base usage was greater than 70% but was less than or equal to 90%, then advances would bear interest at 1.5% over LIBOR. If the borrowing base usage exceeded 90%, then advances would bear interest at 1.75% over LIBOR. At March 31, 2001, the 6 month LIBOR rate was 4.71%, which would have resulted in an interest rate of approximately 6.21% on any new indebtedness we incurred. At March 31, 2001, approximately $53.4 million of our outstanding indebtedness bore interest at 6.58% and was fixed at this rate through April 30, 2001. All of this indebtedness was incurred to fund our acquisition program. The $53.4 million outstanding indebtedness under the prior credit agreement was repaid and replaced on April 26, 2001.

         U.S. Credit Agreement. On April 26, 2001, we entered into a new U.S. credit agreement with Bank One, NA, as administrative agent, Fleet National Bank, as syndication agent, BNP Paribas, as documentation agent, Banc One Capital Markets, Inc., as lead arranger and bookrunner, and a syndicate of banks, as lenders. This new U.S. credit agreement provides for borrowings of up to $124.0 million under a revolving credit facility, and $16.0 million under a bridge loan, with an initial borrowing base of $78.0 million.

         At June 30, 2001, we had a total borrowing base of $62.0 million, no outstanding indebtedness, and approximately $61.7 million available for borrowing under our U.S. credit agreement. A portion of the total borrowing base is available for the issuance of letters of credit. All borrowings under the U.S. credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties including mineral interests. Under this credit agreement, we are required to pay a fee equal to
 .25% on any accepted increase in the borrowing base in excess of the previously determined borrowing base and an unused commitment fee of .375%. At July 31, 2001, we had $3.5 million of outstanding indebtedness under our U.S. credit agreement.

         While the bridge loan was outstanding, our U.S. credit agreement provided that if our aggregate outstanding U.S. indebtedness was less than 50% of the borrowing base, then advances would bear interest at 1.25% over LIBOR. If the U.S. borrowing base usage equaled or exceeded 50% but was less than 70%, then advances would bear interest at 1.50% over LIBOR. If the U.S. borrowing base usage equaled or exceeded 70% but was less than 90%, then advances would bear interest at 1.75% over LIBOR. If the U.S. borrowing base usage equaled or exceeded 90%, then advances would bear interest at 2.0% over LIBOR.

         The bridge loan was paid in full on June 29, 2001, from net proceeds from our 5% convertible preferred stock and, warrant and employee stock option exercises. As a result, if at any time our ratio of (1) consolidated funded debt to consolidated earnings before interest, taxes and depreciation, depletion and amortization (EBITDA) is less than 2.0 to 1.0, and (2) our consolidated total debt to consolidated total capital is less than .60 to 1.0, and if our outstanding U.S. indebtedness is less than 50% of the borrowing base, then advances will bear interest at 1.00% over LIBOR. If the U.S. borrowing base usage equals or exceeds 50% but is less than 70%, then advances will bear interest at 1.25% over LIBOR. If the U.S. borrowing base usage equals or exceeds 70% but is less than 90%, then advances will bear interest at 1.50% over LIBOR. If the U.S. borrowing base usage equals or exceeds 90%, then advances will bear interest at 1.75% over LIBOR. At June 30, 2001, the 6 month LIBOR rate was 3.91%, which would result in an interest rate of approximately 4.91% on any new indebtedness under the revolver we may incur. At June 30, 2001, we were in compliance with all of the covenants under our U.S. credit agreement.

         See Note 8. Credit Agreements - EXCO Resources, Inc. for more information on the U.S. credit agreement.

         Long-Term Debt - Canadian Credit Agreement - Addison Energy Inc. (EXCO's Canadian Subsidiary)

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

         At June 30, 2001, we had no outstanding indebtedness under our Canadian credit agreement. All borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and gas properties including mineral interests. Under this credit agreement, we are required to pay a fee equal to .25% on any accepted increase in the borrowing base in excess of the previously determined borrowing base and an unused commitment fee of .375%.

         While the U.S. bridge loan was outstanding, the Canadian credit agreement provided that if our aggregate outstanding Canadian indebtedness was less than 50% of the Canadian borrowing base, then advances would bear interest at 1.25% over the Canadian BA (banker's acceptance) rate. If the Canadian borrowing base usage equaled or exceeded 50% but was less than 70%, then advances would bear interest at 1.50% over the BA rate. If the Canadian borrowing base usage equaled or exceeded 70% but was less than 90%, then advances would bear interest at 1.75% over the BA rate. If the Canadian borrowing base usage equaled or exceeded 90%, then advances would bear interest at 2.0% over the BA rate. At July 31, 2001, we had approximately $3.3 million (Cdn $5.1 million) of outstanding indebtedness under our Canadian credit agreement.

         The U.S. bridge loan was paid in full on June 29, 2001, from net proceeds from our 5% convertible preferred stock offering and, warrant and employee stock option exercises. As a result, if at any time our ratio of (1) consolidated funded debt to consolidated EBITDA is less than 2.0 to 1.0, and (2) our consolidated total debt to consolidated total capital is less than .60 to 1.0, and if our outstanding Canadian indebtedness is less than 50% of the borrowing base, then advances will bear interest at 1.00% over the BA rate. If the Canadian borrowing base usage equals or exceeds 50% but is less than 70%, then advances will bear interest at 1.25% over the BA rate. If the Canadian borrowing base usage equals or exceeds 70% but is less than 90%, then advances will bear interest at 1.50% over the BA rate. If the Canadian borrowing base usage equals or exceeds 90%, then advances will bear interest at 1.75% over the BA rate. At June 30, 2001, the 6 month BA rate was 4.54%, which would result in an interest rate of approximately 5.54% on any new Canadian indebtedness we may incur. At June 30, 2001, we were in compliance with all of the covenants under our Canadian credit agreement.

         See Note 8. Credit Agreements - Addison Energy Inc. for more information on the Canadian credit agreement.

         Pecos-Gomez, L.P.

         Limited Partnership Agreement. We are the general partner of Pecos-Gomez, L.P., a Texas limited partnership, which was formed in March 2000 to complete the acquisition of certain oil and natural gas properties located in Pecos County, Texas. The purchase price of approximately $10.2 million cash was paid with $6.6 million drawn under a new credit facility established by the partnership and $3.5 million of partnership equity capital. As of June 30, 2001, we owned approximately a 54.1% limited partnership interest and a 1% general partnership interest in the partnership and we had established an area of mutual interest in respect of the Pecos County Properties which governs any additional acquisitions of properties by any partner within the area.

         Partnership Credit Facility. On March 24, 2000, the partnership entered into a credit facility with Bank of America, N.A. as administrative agent and lender. The credit facility provided for borrowings up to $25 million, subject to borrowing base limitations.

         The credit facility consisted of a regular revolver, which on June 30, 2001, had a borrowing base of $4.5 million. At June 30, 2001, the partnership had approximately $600,000 available for borrowing under the credit facility. The credit facility was amended on June 1, 2001, reducing the borrowing base to $4.5 million until the next borrowing base redetermination. All borrowings under the credit facility were secured by a first lien mortgage providing a security interest in substantially all assets owned by the partnership including all mineral interests. In addition, EXCO had guaranteed the partnership's obligations under the credit facility. We had pledged our partnership interest to secure the credit facility.

         The credit facility provided that if the aggregate outstanding indebtedness of the partnership was less than 75% of the borrowing base, then advances would bear interest at 1.5% over LIBOR. If the borrowing base usage equaled or exceeded 75%, then advances would bear interest at 1.75% over LIBOR. At June 30, 2001, the 6 month LIBOR rate was 4.91%, which would have resulted in an interest rate of approximately 6.41% on any new indebtedness the partnership may incurred. At June 30, 2001, the interest rate on the partnership's outstanding indebtedness was approximately 5.48%, and was fixed at this rate through July 2, 2001. On July 3, 2001, the respective oil and natural gas property interests were conveyed to the partners, we purchased approximately $8.8 million of these interests from two unaffiliated limited partners, the Pecos-Gomez, L.P. credit facility was paid-off, and we commenced dissolution of the partnership. See Note 11. Subsequent Events for additional information.

         Effects of the 5% Convertible Preferred Stock Offering.

         On June 29, 2001, we closed our rights offering to existing shareholders that commenced on May 23, 2001. The rights offering resulted in the sale of 5,004,869 shares of 5% convertible preferred stock at $21.00 per share. We raised a total of approximately $105.1 million in gross proceeds (approximately $101.6 million in net proceeds after fees and commissions), through the exercise of 4,466,869 rights and the sale of 538,000 shares of preferred stock by the dealer managers. We applied approximately $97.6 million of the offering proceeds to pay-off our bank loans and intend to use the remaining proceeds for general corporate purposes. The shares of our convertible preferred stock are trading on the NASDAQ National Market under the symbol "EXCOP".

         Need to Raise Additional Capital.

         We have budgeted up to $27.0 million for capital expenditures during 2001 of which we are contractually obligated to spend $15.3 million. Through the end of June 30, 2001, we have expended $6.9 million. The growth of our business will require substantial capital on a continuing basis. We cannot assure you that additional funds we may require will be available on satisfactory terms and conditions, if at all. We may pursue, from time to time, opportunities to acquire oil and natural gas properties and businesses that may utilize the capital we currently expect to be available for our present operations. The amount and timing of our future capital requirements, if any, will depend upon a number of factors, including drilling costs, transportation costs, equipment costs, marketing expenses, staffing levels, competitive conditions and any purchases or dispositions of assets. We do not control many of these factors. If we fail to obtain any required additional financing, then our growth, cash flow and earnings may be adversely affected. In addition, we may incur additional debt or engage in potentially dilutive issuances of equity securities in our efforts to arrange additional capital.

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

         In connection with the incurrence of debt related to our acquisition activities, management has adopted a policy of hedging oil and natural gas prices through the use of commodity futures, options, and swap agreements whenever such prices are in excess of the prices anticipated in our operating budget and profit plan. Hedging transactions require the approval of our board of directors.

         The following table sets forth our oil and natural gas hedging activities as of June 30, 2001. All contracts are swap agreements for the sale of oil or natural gas and are based on NYMEX pricing. On February 27, 2001, we entered into a basis swap agreement effective May 2, 2001. The basis swap sets our AECO differential at $.305 less than NYMEX. The market values at June 30, 2001, are estimated from quotes by the counterparty and represent the amounts we would expect to receive or pay to terminate the agreements on June 30, 2001.


                                                               NOTIONAL
                          CONTRACT  EFFECTIVE  TERMINATION    VOLUME/RANGE        AGGREGATE         STRIKE       MARKET VALUE AT
      COMMODITY            DATE       DATE        DATE      PER MONTH (1) (2)  VOLUME (1) (2)    PRICE/RANGE      JUNE 30, 2001
-------------------     ----------  ---------  -----------  -----------------  --------------   --------------   ---------------
EXCO RESOURCES, INC.
      Oil                9/28/2000  11/1/2000   4/30/2003     29,000 Bbls -     739,000 Bbls    $23.96 - 28.55     $    726,829
                                                               40,000 Bbls
      Oil                3/30/2001   4/1/2001   3/31/2003     1,900 Bbls -       47,700 Bbls    $22.64 - 26.13     $    (30,341)
                                                               2,600 Bbls
      Oil                 5/2/2001   6/1/2001  10/30/2002     30,000 Bbls -     510,000 Bbls    $25.45 - 27.97     $    545,130
                                                               35,000 Bbls
  Natural Gas           10/13/2000   1/1/2001  12/31/2001   186,000 Mmbtus -      1,146,000         $4.915         $  1,761,337
                                                             196,500 Mmbtus        Mmbtus
  Natural Gas            2/27/2001   5/1/2001   9/30/2003   104,300 Mmbtus -      3,550,300       $4.1993 -        $  4,328,731
                                                             162,900 Mmbtus        Mmbtus           5.5323
AECO Basis Swap          2/27/2001   5/1/2001   9/30/2003   104,300 Mmbtus -      3,550,300        ($.305)         $    756,730
                                                             162,900 Mmbtus        Mmbtus
Natural Gas               5/2/2001   6/1/2001   1/31/2002   230,000 Mmbtus -     1,610,000           $4.84         $  2,225,583
                                                                                   Mmbtus
PECOS-GOMEZ, L.P. (3)
Natural Gas             12/01/2000   2/1/2001  12/31/2002    50,000 Mmbtus -      900,000            $4.79         $  1,120,209
                                                                                   Mmbtus


----------
(1) Bbls - Barrels.
(2) Mmbtus - Million British thermal units.
(3) EXCO owns a 55.13742% partnership interest. Our exposure to the swap agreement is limited to our partnership interests. See Note 11. Subsequent Events for additional information.

         Realized gains or losses from the settlement of the swaps are recorded in our financial statements as increases or decreases in oil and natural gas revenues. For example, using the oil swap we entered into on September 28, 2000, for the month of June 2001, if the settlement price exceeded the actual $28.89 strike price, then a reduction in oil revenues would have been recorded for the difference between the settlement price and $28.89 multiplied by the actual notional volume of 40,000 Bbls. Conversely, if the settlement price was less than $28.89, then an increase in oil revenues would have been recorded for the difference between the settlement price and $28.89 multiplied by the notional volume of 40,000 Bbls. For example, for the month of June 2001, if the settlement price was $30.00, then oil revenues would have decreased by $44,400. Conversely, if the settlement price for the month of June 2001 was $27.00, oil revenues would have increased by $75,600.

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


                                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                           JUNE 30,                 JUNE 30,
                                                                                     ---------------------   ----------------------
                                                                                       2000         2001       2000          2001
                                                                                     ---------    --------   ---------    ---------
Average price per Bbl of oil - realized before hedge results .....................   $   27.41    $  25.29   $   27.39    $   26.08
Average price per Bbl of oil - realized including hedge results ..................       24.87       25.96       25.04        26.84
Average price per Bbl of natural gas liquids - realized before hedge results .....       22.17       20.27       22.81        22.13
Average price per Bbl of natural gas liquids - realized including hedge results ..       22.17       20.27       22.81        22.13
Average price per Mcf of natural gas - realized before hedge results .............        3.12        4.35        2.82         5.22
Average price per Mcf of natural gas - realized including hedge results ..........        3.05        4.59        2.77         4.90
Total increase (reduction) in revenue ............................................   $(249,000)   $643,000   $(412,000)   $(758,000)

         Interest Rate Risk

         At June 30, 2001, our exposure to interest rates related primarily to borrowings under our credit facilities and interest earned on commercial paper investments. As of June 30, 2001, we were not using any derivatives to manage interest rate risk. Interest is payable on borrowings under the credit agreements based on a floating rate as more fully described in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. If short-term interest rates would have averaged 1% higher during the six months ended June 30, 2001, our interest expense would have increased by approximately $319,000. This amount was determined by applying the hypothetical interest rate change of 1% to our outstanding borrowings under the credit agreements during the six months ended June 30, 2001.

         Foreign Currency Exchange Rate Risk

         We account for a significant portion of our business in Canadian dollars and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. We are not yet able to fully assess our exposure to market rate fluctuations related to activities in Canada, where our functional currency is the Canadian dollar.

         Legal Proceedings

         We are a defendant in various legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 22, 2000, we issued a warrant to Central Resources, Inc. (the Registered Holder) to purchase 200,000 shares of our common stock for $11.00 per share as part of the consideration paid for the acquisition of the Central Resources Properties. This warrant was assigned and then exercised by the new Registered Holder on May 21, 2001, for the full 200,000 shares at which time we received $2.2 million cash. We have agreed to file, no later than 90 days after June 29, 2001, the completion date of the rights offering of our 5% convertible preferred stock, a registration statement on Form S-3 with the SEC to register the resale of the 200,000 shares of common stock issued upon the exercise of the warrant, and to use our best efforts to cause the registration statement to be declared effective by the SEC as soon as practicable thereafter. The above securities were not registered under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering since the Registered Holder is an accredited investor and the warrant document reflects the fact that the Registered Holder purchased the securities for its own account without a view to the distribution thereof.

         On June 29, 2001, we issued 5,004,869 shares of our 5% convertible preferred stock. This 5% convertible preferred stock is senior to our common stock on liquidation and has full voting rights with our common stock. To review the terms of our 5% convertible preferred stock, please review our Current Report filed on Form 8-K/A dated June 21, 2001 and filed on June 29, 2001.

         As described in Note 8. Credit Agreements, our U.S. and Canadian credit agreements restrict payments of dividends on our common stock and repurchases of our common and 5% convertible preferred stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The results of the annual meeting of shareholders held April 17, 2001, were reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

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

         2.1 Pre-Acquisition Agreement between EXCO Resources, Inc., and EXCO Resources Canada Inc., and Addison Energy, Inc., dated March 22, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.

         3.1 Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.

         3.2 Bylaws of EXCO, as amended filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.

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

         4.4 Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.

         4.5 Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.

         4.6 Statement of Designation for 5% Convertible Preferred Stock, dated June 21, 2001, filed as an Exhibit to EXCO's Form 8-K/A filed June 29, 2001 and incorporated by reference herein.

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

         10.19 First Amendment to Credit Agreement among Pecos-Gomez, L.P., as borrower, and Bank of America, N.A., as agent and sole bank, dated June 30, 2000, filed as an Exhibit to EXCO's Form 10-Q filed August 8, 2000 and incorporated by reference herein.

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

         10.23 Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.

         10.24 Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001,filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.

         (b)      Reports on Form 8-K:

                  Current Report on Form 8-K dated March 24, 2000 filed June 7, 2000 pursuant to Item 7 containing Financial Statements of the Pecos County Properties and the Pro Forma Financial Statements of EXCO, amending its Current Report on Form 8-K dated March 24, 2000 filed April 10, 2000.

                  Current Report on Form 8-K dated April 26, 2001 filed May 10, 2001 pursuant to Item 2 reporting the acquisition of Addison Energy Inc., and Item 7 incorporating by reference from EXCO's Form S-3 filed May 8, 2001, the Financial Statements of Addison Energy Inc. and the Pro Forma Combined Condensed Financial Statements of EXCO.

                  Current Report on Form 8-K dated June 21, 2001 filed June 22, 2001 pursuant to Item 5 reporting the number of rights exercised to purchase EXCO's 5% convertible preferred stock and commencement of the dealer manager marketing period.

                  Current Report on Form 8-K/A dated June 21, 2001 filed June 29, 2001 pursuant to Item 5 reporting the closing of EXCO's rights offering and the sale of 5,004,869 shares of EXCO's 5% convertible preferred stock as a result.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                             EXCO RESOURCES, INC.
                                             (Registrant)


Date: August 14,  2001                       By: /s/ J. DOUGLAS RAMSEY
                                                 -------------------------------
                                                 J. Douglas Ramsey
                                                 Vice President and Chief
                                                 Financial Officer