Form 10-Q
period 2001-09-30
EXCO RESOURCES INC
filed 2001-11-14
CIK 316300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 YES |X| NO |_|

  The number of shares of common stock, par value $0.02 per share, outstanding at October 31, 2001 was 7,161,141 shares (excludes 11,446 treasury shares)

                              EXCO RESOURCES, INC.

                                      INDEX

                                                                           Page
PART I.  FINANCIAL INFORMATION                                            Number
                                                                          ------

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)................................   3

         Condensed Consolidated Balance Sheets
         December 31, 2000 and September 30, 2001........................   3

         Condensed Consolidated Statements of Operations
         Three and Nine Months Ended September 30, 2000 and 2001.........   4

         Condensed Consolidated Statements of Cash Flow
         Nine Months Ended September 30, 2000 and 2001...................   5

         Notes to Condensed Consolidated Financial Statements............   6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................  18

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.......  26

PART II. OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................  31

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K................................  31

Signatures...............................................................  36

Index to Exhibits........................................................  37

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

                              EXCO RESOURCES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                   December 31,   September 30,
                                                                                                       2000           2001
                                                                                                   -----------    ------------
ASSETS
Current assets:
          Cash and cash equivalents ..............................................................   $   8,200      $   4,409
          Accounts receivable:
                    Oil and natural gas sales ....................................................       8,591          7,519
                    Joint interest ...............................................................       1,202          3,104
                    Interest and other ...........................................................         286          3,496
          Oil and natural gas hedge derivatives ..................................................          --         11,657
          Other ..................................................................................       1,983          2,640
                                                                                                     ---------      ---------
                         Total current assets ....................................................      20,262         32,825

Oil and natural gas properties (full cost accounting method):
          Proved developed and undeveloped oil and natural gas properties ........................      90,586        196,624
          Allowance for depreciation, depletion and amortization .................................     (10,231)       (69,155)
                                                                                                     ---------      ---------
          Oil and natural gas properties, net ....................................................      80,355        127,469
Office and field equipment, net ..................................................................         681            834
Deferred financing costs .........................................................................         310          1,055
Oil and natural gas hedge derivatives ............................................................          --          3,106
Other assets .....................................................................................         764          1,596
                                                                                                     ---------      ---------
                         Total assets ............................................................   $ 102,372      $ 166,885
                                                                                                     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
          Accounts payable and accrued liabilities ...............................................   $   2,678      $  11,092
          Revenues and royalties payable .........................................................       3,652          2,547
          Accrued interest payable ...............................................................          81             83
          Current maturities of long-term debt ...................................................          55             --
          Income taxes payable ...................................................................       2,189            721
                                                                                                     ---------      ---------
                    Total current liabilities ....................................................       8,655         14,443
Long-term debt, less current maturities ..........................................................      42,488          6,729
Other long-term liabilities ......................................................................         227          1,361
Deferred income taxes ............................................................................       1,211         10,982

Stockholders' equity:
          Preferred stock, $.01 par value:
                    Authorized shares - 10,000,000
                    Issued and outstanding shares - 0 and 5,004,869
                    at December 31, 2000 and September 30, 2001, respectively ....................          --        101,175
          Common Stock, $.02 par value
                    Authorized shares - 25,000,000
                    Issued and outstanding shares - 6,853,196 and 7,171,587
                    at December 31, 2000 and September 30, 2001, respectively ....................         137            143
          Additional paid-in capital .............................................................      47,500         51,079
          Notes receivable-employees .............................................................      (1,551)        (1,131)
          Deficit eliminated in quasi-reorganization .............................................      (8,799)        (8,799)
          Retained earnings (deficit) since December 31, 1997 ....................................      12,608        (20,428)
          Treasury stock, at cost: 11,446 shares at December 31, 2000 and September 30, 2001 .....        (104)          (104)
          Accumulated other comprehensive income:
                    Deferred hedge gains .........................................................          --         13,163
                    Foreign currency translation adjustment ......................................          --         (1,728)
                                                                                                     ---------      ---------
                         Total stockholders' equity ..............................................      49,791        133,370
                                                                                                     ---------      ---------
                         Total liabilities and stockholders' equity ..............................   $ 102,372      $ 166,885
                                                                                                     =========      =========

SEE ACCOMPANYING NOTES.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Three Months Ended     Nine Months Ended
                                                           September 30,          September 30,
                                                        -------------------    -------------------
                                                          2000       2001        2000       2001
                                                        --------   --------    --------   --------
REVENUES:
     Oil and natural gas ............................   $  6,578   $ 17,208    $ 15,807   $ 47,051
     Other income ...................................        254        824       1,535      2,513
                                                        --------   --------    --------   --------
                    Total revenues ..................      6,832     18,032      17,342     49,564

COSTS AND EXPENSES:
     Oil and natural gas production .................      2,191      5,983       5,402     17,613
     Depreciation, depletion and amortization .......      1,239      4,726       3,109     10,544
     General and administrative .....................        475      1,205       1,425      3,343
     Interest .......................................        193        199         477      2,927
     Impairment of oil and natural gas properties ...         --     45,942          --     45,942
                                                        --------   --------    --------   --------
                   Total costs and expenses .........      4,098     58,055      10,413     80,369
                                                        --------   --------    --------   --------

Income (loss) before income taxes ...................      2,734    (40,023)      6,929    (30,805)
Income tax expense (benefit) ........................        930     (2,555)      2,356        880
                                                        --------   --------    --------   --------
Net income (loss) ...................................      1,804    (37,468)      4,573    (31,685)
Dividends on preferred stock ........................         --      1,351          --      1,351
                                                        --------   --------    --------   --------
Earnings (loss) on common stock .....................   $  1,804   $(38,819)   $  4,573   $(33,036)
                                                        ========   ========    ========   ========
Basic earnings (loss) per share .....................   $    .26   $  (5.41)   $    .67   $  (4.70)
                                                        ========   ========    ========   ========
Diluted earnings (loss) per share ...................   $    .26   $  (5.41)   $    .66   $  (4.70)
                                                        ========   ========    ========   ========
Weighted average number of common and
   common equivalent shares outstanding:

     Basic ..........................................      6,848      7,171       6,828      7,023
                                                        ========   ========    ========   ========

     Diluted ........................................      6,944      7,171       6,894      7,023
                                                        ========   ========    ========   ========

SEE ACCOMPANYING  NOTES.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (UNAUDITED, IN THOUSANDS)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                           ----------------------
                                                                              2000         2001
                                                                           ---------    ---------
OPERATING ACTIVITIES:
Net income (loss) ......................................................   $   4,573    $ (31,685)
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
          Depreciation, depletion and amortization .....................       3,109       10,544
          Impairment of oil and natural gas properties .................          --       45,942
          Deferred income taxes ........................................       2,356       (1,211)
          Gain from derivative ineffectiveness .........................          --       (1,908)
          Other operating activities ...................................        (538)         633
                                                                           ---------    ---------
Cash flow before changes in working capital ............................       9,500       22,315
          Effect of changes in:
                   Accounts receivable .................................      14,836         (719)
                   Other current assets ................................        (338)        (657)
                   Accounts payable and other current liabilities ......      (1,051)          70
                                                                           ---------    ---------
                   Net cash provided by operating activities ...........      22,947       21,009

INVESTING ACTIVITIES:
Additions to oil and natural gas property and equipment ................     (65,040)     (45,476)
Acquisition of Addison Energy Inc. .....................................          --      (44,864)
Other investing activities .............................................         247          391
                                                                           ---------    ---------
Net cash used in investing activities ..................................     (64,793)     (89,949)

FINANCING ACTIVITIES:
Proceeds from long-term debt ...........................................      50,234      126,767
Payments on long-term debt .............................................     (12,641)    (162,484)
Proceeds from issuance of preferred stock ..............................          --      101,175
Proceeds from exercise of stock options and warrant ....................         285        2,494
Preferred stock dividends ..............................................          --       (1,351)
Deferred financing costs ...............................................        (350)      (1,426)
Other financing activities .............................................         (38)         602
                                                                           ---------    ---------
Net cash provided by financing activities ..............................      37,490       65,777
                                                                           ---------    ---------
Net decrease in cash ...................................................      (4,356)      (3,163)
Effect of exchange rates on cash and cash equivalents ..................          --         (628)
Cash at beginning of period ............................................       9,972        8,200
                                                                           ---------    ---------
Cash at end of period ..................................................   $   5,616    $   4,409
                                                                           =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid ..........................................................   $     412    $   2,517
                                                                           =========    =========
Income taxes paid ......................................................   $      --    $   7,025
                                                                           =========    =========

SEE ACCOMPANYING NOTES.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

1. BASIS OF PRESENTATION

      In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of EXCO Resources, Inc. as of December 31, 2000 and September 30, 2001, the results of operations for the three and nine month periods ended September 30, 2000 and 2001, and the cash flows for the nine month periods ended September 30, 2000 and 2001.

      We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. You should read these financial statements in conjunction with our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying condensed consolidated financial statements include the financial statements of EXCO Resources, Inc., EXCO (Delaware), Inc., Pecos-Gomez, L.P., and Addison Energy Inc. The financial statements of Pecos-Gomez, L.P. have been consolidated proportionally based on EXCO's aggregate ownership interest in the partnership.

      The results of operations for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results we expect for the full year.

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

3. STOCK TRANSACTIONS

      On June 29, 2001, we closed our rights offering to existing shareholders that resulted in the sale of 5,004,869 shares of 5% convertible preferred stock at $21.00 per share. We raised a total of approximately $105.1 million in gross proceeds (approximately $101.2 million in net proceeds after fees and commissions), through the exercise of 4,466,869 rights and the sale of 538,000 shares of preferred stock by dealer managers. We applied approximately $97.6 million

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

of the offering proceeds to pay-off our bank loans and have used the remaining proceeds for general corporate purposes. Each share of 5% convertible preferred stock is convertible into one share of our common stock, at the option of the holder, on or before June 30, 2003. Any share of 5% convertible preferred stock still outstanding on June 30, 2003, will be automatically converted into our common stock.

      As part of the consideration paid for the acquisition of the Central Resources properties, we issued a warrant to Central Resources, Inc. to purchase 200,000 shares of our common stock for $11.00 per share. This warrant was assigned and then exercised by a new registered holder on May 21, 2001, for the full 200,000 shares at which time we received $2.2 million cash. We filed a registration statement on Form S-3 with the SEC to register the resale of the 200,000 shares of common stock issued upon the exercise of the warrant. The registration statement was declared effective by the SEC on October 15, 2001.

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

4. EARNINGS PER SHARE

      Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", requires presentation of two calculations of earnings per common share. Basic earnings per common share equals net income less preferred stock dividends divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus any dilutive common stock equivalents. Common stock equivalents are shares assumed to be issued if
(1) outstanding stock options or warrants were in-the-money and exercised, and
(2) outstanding convertible preferred stock was converted to common stock.

      Since we reported a net loss for the three and nine month periods ended September 30, 2001, our common stock equivalents are considered to be anti-dilutive and are not considered in the earnings per share calculation. For the three months ended September 30, 2001, employee and director stock options and our convertible preferred stock would have increased the weighted average number of shares outstanding by 416,000 shares and 5,005,000 shares. For the nine months ended September 30, 2001, employee and director stock options, our convertible preferred stock and the warrant would have increased the weighted average number of shares outstanding by 469,000 shares, 1,705,000 shares, and 25,000 shares, respectively.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                           -------------------   -------------------
                                                             2000       2001       2000       2001
                                                           --------   --------   --------   --------
                                                                         (In thousands)
Weighted average number of basic shares outstanding ....      6,848      7,171      6,828      7,023

Effects of:

     Employee and director stock options ...............         96         --         66         --

     Convertible preferred stock .......................         --         --         --         --

     Warrant ...........................................          0         --          0         --
                                                           --------   --------   --------   --------

Weighted average number of diluted shares outstanding ..      6,944      7,171      6,894      7,023
                                                           ========   ========   ========   ========

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

      At the end of each quarterly period, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using current period-end prices discounted at 10%, adjusted for related income tax effects (ceiling test). This calculation is done separately for the United States and Canadian full cost pools.

      The calculation of the ceiling test is based upon estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, and plan of development. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

      As a result of low oil and natural gas prices on September 30, 2001, we have recorded a pre-tax non-cash ceiling test write-down of $45.9 million (of which $25.0 million was from the United States full cost pool and $20.9 million was from the Canadian full cost pool).

6. GEOGRAPHIC OPERATING SEGMENT INFORMATION

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

                                                       THREE MONTHS ENDED      THREE MONTHS ENDED
                                                       SEPTEMBER 30, 2000      SEPTEMBER 30, 2001
                                                     ---------------------   ----------------------
                                                       United                  United
                                                       States     Canada       States       Canada
                                                     ---------   ---------   ---------    ---------
REVENUES:
   Oil and natural gas ...........................   $   6,578   $      --   $  13,268    $   3,940
   Other income ..................................         254          --         803           21
                                                     ---------   ---------   ---------    ---------
         Total revenues ..........................       6,832          --      14,071        3,961

COSTS AND EXPENSES:
   Oil and natural gas production ................       2,191          --       5,080          903
   Depreciation, depletion and amortization ......       1,239          --       2,642        2,084
   General and administrative ....................         475          --         980          225
   Interest ......................................         193          --         128           71
   Impairment of oil and natural gas properties ..          --          --      25,013       20,929
                                                     ---------   ---------   ---------    ---------
         Total costs and expenses ................       4,098          --      33,843       24,212
                                                     ---------   ---------   ---------    ---------

Income (loss) before income taxes ................       2,734          --     (19,772)     (20,251)
Income tax expense (benefit) .....................         930          --      (2,555)          --
                                                     ---------   ---------   ---------    ---------
Net income (loss) ................................   $   1,804   $      --   $ (17,217)   $ (20,251)
                                                     =========   =========   =========    =========
Total assets .....................................   $  95,163   $      --   $ 123,613    $  43,272
                                                     =========   =========   =========    =========

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

                                                        NINE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2000      SEPTEMBER 30, 2001
                                                     ---------------------   ----------------------
                                                       United                  United
                                                       States      Canada      States       Canada
                                                     ---------   ---------   ---------    ---------
REVENUES:
   Oil and natural gas ...........................   $  15,807   $      --   $  40,425    $   6,626
   Other income ..................................       1,535          --       2,492           21
                                                     ---------   ---------   ---------    ---------
         Total revenues ..........................      17,342          --      42,917        6,647

COSTS AND EXPENSES:
   Oil and natural gas production ................       5,402          --      16,236        1,377
   Depreciation, depletion and amortization ......       3,109          --       7,253        3,291
   General and administrative ....................       1,425          --       2,981          362
   Interest ......................................         477          --       2,554          373
   Impairment of oil and natural gas properties ..          --          --      25,013       20,929
                                                     ---------   ---------   ---------    ---------
         Total costs and expenses ................      10,413          --      54,037       26,332
                                                     ---------   ---------   ---------    ---------

Income (loss) before income taxes ................       6,929          --     (11,120)     (19,685)
Income tax expense ...............................       2,356          --         720          160
                                                     ---------   ---------   ---------    ---------
Net income (loss) ................................   $   4,573   $      --   $ (11,840)   $ (19,845)
                                                     =========   =========   =========    =========
Total assets .....................................   $  95,163   $      --   $ 123,613    $  43,272
                                                     =========   =========   =========    =========

7. Credit Agreements

      On September 22, 2000, we entered into an amended and restated $150 million credit agreement with Bank of America, N.A., as administrative agent, Bank One, Texas, N.A., as syndication agent, and a syndicate of banks as lenders. The amended and restated credit agreement provided for an initial borrowing base of $45.0 million. On March 7, 2001, we entered into an amendment that increased the borrowing base to $60.0 million.

      On April 26, 2001, as part of the financing of the acquisition of Addison Energy Inc., we repaid and canceled the Bank of America credit agreement and entered into two new credit agreements, a U.S. credit agreement and a Canadian credit agreement.

U.S. CREDIT AGREEMENT

      The U.S. credit agreement is with Bank One, NA, as administrative agent, Fleet National Bank, as syndication agent, BNP Paribas, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and a syndicate of banks as lenders. This credit agreement provides for borrowings of up to $124.0 million under a revolving credit agreement with an initial borrowing base of $62.0 million. At September 30, 2001, we had borrowings outstanding under the U.S. credit agreement totaling $3.5 million and letter of credit commitments of $310,000. The amount available for borrowing under the U.S. credit agreement at September 30, 2001 was $58.2 million.

      The U.S. credit agreement matures on April 30, 2004. There are no scheduled principal payments until maturity. The borrowing base is scheduled to be redetermined every six months, beginning November 1, 2001, or at other times that the lenders or we may request. All

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

borrowings under the U.S. credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties. Borrowings under the U.S. credit agreement may bear interest, at our option, at a rate equal to the greater of the administrative agent's prime rate or the federal funds effective rate plus an applicable margin, or LIBOR plus an applicable margin. The applicable margin for such borrowings will vary depending upon the ratio of outstanding borrowings to the borrowing base as well as the attainment of certain financial ratios.

      The agreement further provided for a bridge loan to us in the amount of $16.0 million. We repaid the $16.0 million borrowed under the bridge loan on June 29, 2001, from net proceeds from our 5% convertible preferred stock offering and from proceeds from the exercise of a 200,000 share warrant, and employee stock options. By the terms of the U.S. credit agreement, we may not make any additional borrowings under the bridge loan after it has been repaid.

CANADIAN CREDIT AGREEMENT

      The Canadian credit agreement is with Bank One Canada, as administrative agent, BNP Paribas (Canada), as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and a syndicate of banks as lenders. This credit agreement provides for borrowings of up to $50.0 million under a revolving credit agreement with an initial borrowing base of $25.0 million. At September 30, 2001, we had borrowings outstanding under the Canadian credit agreement totaling $3.2 million. The amount available for borrowing under the Canadian credit agreement at September 30, 2001, was $21.8 million.

      The Canadian credit agreement matures on April 30, 2004. There are no scheduled principal payments until maturity. The borrowing base is scheduled to be redetermined every 90 days during the first year and then every six months, beginning May 1, 2002, or at other times that the lenders or we may request. All borrowings under the Canadian credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and natural gas properties. Borrowings under the Canadian credit agreement may bear interest, at our option, at a rate equal to the greater of the Canadian prime rate or the Bankers' Acceptance rate plus an applicable margin. The applicable margin for such borrowings will vary depending upon the ratio of outstanding borrowings to the borrowing base as well as the attainment of certain financial ratios.

OTHER TERMS OF CREDIT AGREEMENTS

      The U.S. and the Canadian credit agreements contain certain financial covenants and other restrictions which require that we:

      o maintain a ratio of our consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0 at the end of any fiscal quarter;

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

      o maintain a minimum consolidated tangible net worth of not less than $48 million (adjusted upward by 50% of quarterly net income and 75% of the net proceeds from the issuance of any equity securities after April 26, 2001);

      o not permit the ratio of consolidated debt to consolidated total equity to be less than 70%; and

      o not permit the ratio of indebtedness to earnings before interest expense, state and federal taxes and depreciation, depletion and amortization expense to be more than 2.5 to 1.0 as calculated at the end of each fiscal quarter.

Additionally, the credit agreements contain a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur additional indebtedness, restrictions on our ability to pledge assets, and prohibit the payment of dividends on our common stock. The U.S. credit agreement further required that we hedge at least 75% of our anticipated production from our U.S. proved developed producing reserves, within ten days of the time we entered into the agreement, for a period of up to 24 months.

PECOS-GOMEZ, L.P.

      See Note 9. Acquisitions-Pecos County Properties Acquisitions for a description of the Pecos-Gomez, L.P. credit agreement.

8. COMMODITY DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      In connection with the incurrence of debt related to our acquisition activities and to protect against commodity price fluctuations, management has adopted a policy of hedging oil and natural gas prices through the use of commodity futures, options and swap agreements. Effective January 1, 2001, we adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activity," which established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results from the hedged item on the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivatives classified as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of any change in the fair value of a derivative designated as a hedge is immediately recognized in earnings. Hedge effectiveness is measured quarterly based on the relative fair value between the derivative contract and the hedged item over time. At adoption, we recognized a net derivative liability and a reduction in other comprehensive income of approximately $1.1 million as a cumulative effect of an accounting

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

change for all cash flow hedges. Oil and natural gas revenues for the three months and nine months ending September 30, 2001, include net gains from the settlement of cash flow hedges of $3.8 million and $3.1 million, respectively. During the three months and nine months ended September 30, 2001, we recognized an increase in the net derivative asset and an associated increase in accumulated other comprehensive income totaling approximately $3.8 million and $15.9 million, respectively. During the three months and nine months ended September 30, 2001, we recognized $620,000 and $1.9 million, respectively, in other income for hedging ineffectiveness.

      The following table sets forth our oil and natural gas hedging activities as of September 30, 2001. Our contracts are swap arrangements for (i) the sale of oil and natural gas based on NYMEX pricing and (ii) a basis differential that sets our AECO differential at $.305 less than NYMEX. The market values at September 30, 2001, are estimated from quotes from the counterparty and represent the amounts that we would expect to receive to terminate the agreements on September 30, 2001. The stated volumes and strike prices are for the remaining portions of the individual contracts at September 30, 2001.

                                                                    Notional                                            Market Value
                                                                Volume/Range Per  Aggregate Volume                      at September
   Commodity    Contract Date  Effective Date  Termination Date   Month (1) (2)       (1) (2)       Strike Price/Range    30, 2001
------------------------------------------------------------------------------------------------------------------------------------
      Oil          9/28/2000      11/1/2000        4/30/2003      29,000 Bbls -     622,000 Bbls      $23.96 - 28.55    $ 1,399,604
                                                                   38,000 Bbls

      Oil          3/30/2001       4/1/2001        3/31/2003      1,900 Bbls -      39,900 Bbls       $22.64 - 26.13    $    29,592
                                                                   2,600 Bbls

      Oil           5/2/2001       6/1/2001       10/30/2002      30,000 Bbls -     405,000 Bbls      $25.45 - 27.97    $ 1,017,037
                                                                   35,000 Bbls

  Natural Gas     10/13/2000       1/1/2001       12/31/2001     186,000 Mmbtus       564,000             $4.915        $ 1,500,418
                                                                 -190,500 Mmbtus       Mmbtus

  Natural Gas     12/01/2000       2/1/2001       12/31/2002      50,000 Mmbtus       750,000             $4.79         $ 1,492,334
                                                                                       Mmbtus

  Natural Gas      2/27/2001       5/1/2001        9/30/2003    104,300 Mmbtus -     3,069,900       $4.1993 - 5.5323   $ 5,431,771
                                                                 154,700 Mmbtus        Mmbtus

AECO Basis Swap    2/27/2001       5/1/2001        9/30/2003    104,300 Mmbtus -     3,069,900           ($.305)        $   403,305
                                                                 154,700 Mmbtus        Mmbtus

  Natural Gas       5/2/2001       6/1/2001        1/31/2002     230,000 Mmbtus       920,000             $4.84         $ 2,240,612
                                                                                       Mmbtus

  Natural Gas      9/18/2001       1/1/2002       12/31/2002     425,000 Mmbtus      5,100,000            $3.15         $ 1,249,220
                                                                                       Mmbtus

----------
1    Bbls - Barrels.
2    Mmbtus - Million British thermal units.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

9. ACQUISITIONS

      VAL VERDE COUNTY PROPERTIES ACQUISITION

      In February 2000, we purchased 21 gross (9.8 net) producing wells located in Val Verde County, Texas for $12.2 million (approximately $11.4 million after contractual adjustments). The acquisition included approximately 5,330 gross (3,370 net) developed acres and approximately 2,030 gross (510 net) undeveloped acres. As of December 31, 1999, total proved reserves net to our interest included 19.1 Bcf of natural gas.

      PECOS COUNTY PROPERTIES ACQUISITIONS

      On March 24, 2000, Pecos-Gomez, L.P. (previously known as Humphrey-Hill, L.P.) (the "Partnership") acquired 8 gross (4.25 net) producing wells in Pecos County, Texas for $10.2 million. As of January 1, 2000, the acquired properties were estimated to contain total proved reserves of 25.1 Bcf of natural gas. At the time of the acquisition, EXCO was the general partner of the Partnership and owned a 1% interest in the Partnership as the general partner and a 50% interests as a limited partner. The acquisition price was partially funded from the proceeds of a credit facility established by the Partnership with Bank of America, N.A. On May 16, 2000, EXCO acquired an additional 4.1% limited partnership interest in the Partnership. On July 3, 2001, the Partnership conveyed all of its oil and gas property interests to its partners and began the process to dissolve the partnership. Also on July 3, 2001, EXCO acquired additional interests in the properties from two of the limited partners for $8.8 million (approximately $7.5 million after contractual adjustments). In addition, EXCO received an assignment of the existing Partnership hedge contract. Borrowings under the Partnership credit facility of $3.9 million were also repaid at the time of the acquisition and the credit facility was canceled.

      CENTRAL RESOURCES PROPERTIES ACQUISITION

      In September 2000, we acquired from Central Resources, Inc. oil and natural gas properties located in Texas, New Mexico, Louisiana, Colorado, Nebraska, Mississippi, Oklahoma, Kansas and Wyoming. As of June 1, 2000, estimated total proved reserves net to our interest included 8.3 million Bbls of oil and NGLs and 37.3 Bcf of natural gas. We acquired 1,890 active wells, including 571 water injection wells involved with secondary recovery water flood projects. The purchase price consisted of $48.0 million in cash ($44.9 million after contractual adjustments) and a warrant to acquire 200,000 shares of our common stock at $11.00 per share. (See Note 3. Stock Transactions for more detailed information concerning the warrant.)

      STB ENERGY PROPERTIES ACQUISITION

      In March 2001, we acquired from STB Energy, Inc. oil and natural gas properties located in Louisiana, Oklahoma, Texas and Nebraska. As of January 1, 2001, estimated total proved

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

reserves net to our interest included 694,000 Bbls of oil and 9.5 Bcf of natural gas from 125 gross (78.3 net) wells. The purchase price consisted of $15.0 million in cash ($14.8 million after contractual adjustments).

      ADDISON ENERGY INC. ACQUISITION

      On April 26, 2001, we acquired all of the outstanding common stock of Addison Energy Inc., which is headquartered in Calgary, Alberta, Canada. At the date of acquisition, Addison Energy Inc. owned interests in 95 gross (85.03 net) wells located in Alberta and Addison operated 91 of these wells. The Addison properties included approximately 27,672 gross and 23,994 net developed acres and approximately 38,947 gross and 28,795 net undeveloped acres. As of January 1, 2001, estimated total proved reserves net to our interest acquired in this acquisition included 2.1 million Bbls of oil and NGLs and 36.9 Bcf of natural gas. After adjustments for working capital and long-term debt, we paid approximately $44.4 million (Cdn $68.5 million) for Addison. We paid the adjusted purchase price from the proceeds of borrowings under our new U.S. and Canadian credit agreements. The price was determined through arms-length negotiation between the parties.

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

                                             NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                          ----------------------
                                             2000        2001
                                          ----------  ----------
                                           (IN THOUSANDS, EXCEPT
                                             PER SHARE AMOUNTS)

      Revenues .........................  $   59,271  $   58,057
                                          ----------  ----------
      Earnings (loss) on common stock ..  $   15,316  $  (32,604)
                                          ==========  ==========
      Earnings (loss) per share:

           Basic .......................  $     2.15  $    (4.55)
                                          ==========  ==========
           Diluted .....................  $     1.28  $       --
                                          ==========  ==========

10. COMPREHENSIVE INCOME

      SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains from marketable securities and futures contracts, foreign currency translation adjustments and minimum pension liability adjustments. As of September 30, 2001, our company's accumulated other comprehensive income differed from net income by approximately $11.4 million, due primarily to the recognition in comprehensive income of unrealized gains related to our derivative instruments which have been designated as hedges and foreign currency translation adjustments. For the three months ended September 30, 2001, total comprehensive income was greater than net income by $1.6 million.

      The following table presents comprehensive income (loss) for the three and nine month periods ended September 30, 2001:

                                                   THREE MONTHS   NINE MONTHS
                                                      ENDED          ENDED
                                                   SEPTEMBER 30,  SEPTEMBER 30,
                                                       2001           2001
                                                   ------------   ------------
                                                          (IN THOUSANDS)

Net loss ........................................  $    (37,468)  $    (31,685)

Other comprehensive income (loss):

    Foreign currency translation adjustment .....        (1,904)        (1,728)

    Deferred hedge gains ........................         3,535         13,163
                                                   ------------   ------------

Total comprehensive loss ........................  $    (35,837)  $    (20,250)
                                                   ============   ============

      For the three and nine month periods ended September 30, 2000, there were no differences between our net income and total comprehensive income.

11. RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on our financial position or results of operation.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least annually for impairment. SFAS No. 142 is required to be adopted on January 1, 2002. We do not believe the adoption of these provisions will impact our financial statements.

      SFAS No. 143, "Accounting for Asset Retirement Obligations," which was also issued by the FASB in June 2001, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact SFAS No. 143 will have on our financial position and results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes other accounting pronouncements to eliminate certain exceptions and alternatives. We do not believe the adoption of these provisions will impact our financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

      Any statements herein regarding our future financial and operating performance and results, and market prices and future hedging activities, and other statements that are not historical facts contained in this quarterly report are forward-looking statements, as defined in Section 27A of the Securities Act. We use the words "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend," "plan," "budget," or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they: discuss future expectations; contain projections of results of operations or of our financial condition; and/or state other "forward-looking" information. These statements also involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of oil and natural gas, results of future drilling and marketing activity, future production and costs, foreign currency risk, Canadian regulation and taxation, and other factors discussed in this report and in our other SEC filings. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or over which we have no control. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this quarterly report and the risk factors contained in our other public filings including our Form 10-K for the year ended December 31, 2000.

      The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and related notes included in this quarterly report.

OUR RESULTS OF OPERATIONS

      The following tables present production and average unit prices and costs for the periods and for the geographic segments indicated:

                                                            THREE MONTH ENDED        NINE MONTHS ENDED
                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                           --------------------    --------------------
                                                             2000        2001        2000        2001
                                                           --------    --------    --------    --------
Production:
      Oil (Mbbls)
           U.S ........................................        84.4       225.1       228.8       656.3
           Canada .....................................          --        24.9          --        39.0
           Total ......................................        84.4       250.0       228.8       695.3
      Natural gas (Mmcf)
           U.S ........................................     1,007.1     1,679.7     2,693.3     4,583.2
           Canada .....................................          --       777.8          --     1,225.2
           Total ......................................     1,007.1     2,457.5     2,693.3     5,808.4
      Natural gas liquids (Mbbls)
           U.S ........................................        27.3        25.0        68.4        75.7
           Canada .....................................          --        24.2          --        40.3
           Total ......................................        27.3        49.2        68.4       116.0
      Mcfe
           U.S ........................................     1,676.9     3,180.5     4,476.1     8,975.2
           Canada .....................................          --     1,072.2          --     1,701.3
           Total ......................................     1,676.9     4,252.7     4,476.1    10,676.5

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                           --------------------    --------------------
                                                              2000        2001        2000        2001
                                                           --------    --------    --------    --------
Average Sales Price (including hedge settlements):
      Oil (Per Bbl)
           U.S. (1) ...................................    $  25.52    $  25.72    $  25.26    $  26.49
           Canada .....................................    $     --    $  24.38    $     --    $  24.79
           Total (2) ..................................    $  25.52    $  25.59    $  25.26    $  26.39
      Natural gas (Per Mcf)
           U.S. (3) ...................................    $   3.70    $   4.39    $   3.12    $   4.76
           Canada (4) .................................    $     --    $   3.76    $     --    $   4.01
           Total (5) ..................................    $   3.70    $   4.19    $   3.12    $   4.60
      Natural gas liquids (Per Bbl)
           U.S ........................................    $  25.15    $  16.48    $  23.74    $  20.55
           Canada .....................................    $     --    $  16.99    $     --    $  18.50
           Total ......................................    $  25.15    $  16.73    $  23.74    $  19.84
      Total oil and natural gas revenues (Per Mcfe)
           U.S ........................................    $   3.92    $   4.27    $   3.53    $   4.54
           Canada .....................................    $     --    $   3.67    $     --    $   3.89
           Total ......................................    $   3.92    $   4.12    $   3.53    $   4.44

(1) Reflects the impact of monthly hedge settlements which decreased the U.S. average oil price by $4.93 and $3.26 per Bbl for the three and nine months ended September 30, 2000, respectively, and increased the U.S. average oil price by $1.35 and $.98 per Bbl for the three and nine months ended September 30, 2001, respectively.

(2) Reflects the impact of monthly hedge settlements which decreased the total average oil price by $4.93 and $3.26 per Bbl for the three and nine months ended September 30, 2000, respectively, and increased the total average oil price by $1.22 and $.92 per Bbl for the three and nine months ended September 30, 2001, respectively.

(3) Reflects the impact of monthly hedge settlements which decreased the U.S. average natural gas price by $.27 and $.13 per Mcf for the three and nine months ended September 30, 2000, respectively, and increased the U.S. average natural gas price by $1.59 and $.30 per Mcf for the three and nine months ended September 30, 2001, respectively.

(4) Reflects the impact of monthly hedge settlements which increased the Canadian average natural gas price by $1.49 and $1.11 per Mcf for the three and nine months ended September 30, 2001, respectively.

(5) Reflects the impact of monthly hedge settlements which decreased the total average natural gas price by $.27 and $.13 per Mcf for the three and nine months ended September 30, 2000, respectively, and increased the total average natural gas price by $1.56 and $.47 per Mcf for the three and nine months ended September 30, 2001, respectively.

                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                      --------------------     --------------------
                                                        2000        2001         2000        2001
                                                      --------    --------     --------    --------
Expenses (Per Mcfe):
      Oil and natural gas production
           U.S ...................................    $   1.06    $   1.37     $    .96    $   1.49
           Canada ................................    $     --    $    .51     $     --    $    .49
           Total .................................    $   1.06    $   1.15     $    .96    $   1.33
      Production and ad valorem taxes
           U.S ...................................    $    .25    $    .23     $    .25    $    .32
           Canada ................................    $     --    $    .34     $     --    $    .32
           Total .................................    $    .25    $    .25     $    .25    $    .32
      General and administrative
           U.S ...................................    $    .28    $    .31     $    .32    $    .33
           Canada ................................    $     --    $    .21     $     --    $    .21
           Total .................................    $    .28    $    .28     $    .32    $    .31
      Depreciation, depletion and amortization
           U.S ...................................    $    .74    $    .83     $    .69    $    .81
           Canada ................................    $     --    $   1.94     $     --    $   1.93
           Total .................................    $    .74    $   1.11     $    .69    $    .99

      COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

      REVENUES. Our revenues from the sale of oil, natural gas and NGLs for the three months ended September 30, 2001, increased by $10.6 million, or 160%, to $17.2 million from $6.6 million for the same period in 2000. This increase resulted primarily from production increases of approximately 37,600 Bbls of oil, 1.1 Bcf of natural gas and 30,900 Bbls of NGLs from our acquisition of the STB Energy properties, completed in March 2001, and Addison Energy Inc., completed in April 2001. Additionally, our acquisition of the Central Resources properties, completed in September 2000, was included for the full three month period ended September 30, 2001, as compared to one month during the same period in 2000.

      The increase in revenues was also attributable to higher prices received for oil and natural gas which was partially offset by lower prices received for NGLs. Our average oil, natural gas and NGLs prices include the effects of quality, gathering and transportation costs as well as the effect of monthly oil and natural gas hedge settlements. Our average oil price received during the three months ended September 30, 2001, was $25.59 per Bbl as compared to $25.52 per Bbl for the same period in 2000, which increased revenue by less than $10,000. Our average natural gas price received during the three months ended September 30, 2001, was $4.19 per Mcf as compared to $3.70 per Mcf for the same period in 2000, which increased revenue by $490,000. Our average NGLs price received during the three months ended September 30, 2001, was $16.73 per Bbl as compared to $25.15 per Bbl for the same period in 2000, which decreased revenue by $230,000. Our oil and natural gas revenues during the three months ended September 30, 2001, were reduced by $307,000 of amortization attributable to gains recognized in prior periods from derivative ineffectiveness.

      Our other income for the three months ended September 30, 2001, was $824,000 as compared to $254,000 for the same period in 2000. This income primarily consisted of gains from derivative ineffectiveness, interest income, salt water disposal income and well supervision fees. The increase in other income was primarily attributable to a $620,000 mark-to-market gain from the ineffectiveness of derivative contracts. This gain will be amortized over the remaining life of the derivative contracts and will offset our income from future monthly settlements.

      COSTS AND EXPENSES. Our total costs and expenses for the three months ended September 30, 2001, increased by $54.0 million to $58.1 million from $4.1 million for the same period in 2000. This increase was mainly attributable to
(i) our acquisitions of the Central Resources properties, the STB Energy properties and Addison Energy Inc. and (ii) the non-cash ceiling test limitation write-down of $45.9 million ($41.0 million net of related income taxes).

      Our oil and natural gas production costs for the three months ended September 30, 2001, increased by $3.1 million, or 172%, to $4.9 million from $1.8 million for the same period in 2000. Our acquisitions of the STB Energy properties and Addison Energy Inc. increased oil and natural gas production costs by $1.2 million. Production and ad valorem taxes for the three months ended September 30, 2001, increased by $658,000, or 157%, to $1.1 million from $419,000 for the same period last year. Additionally, oil and natural gas production costs and production and ad valorem taxes related to our acquisition of the Central Resources properties were included for the full three month period ended September 30, 2001, as compared to one month during the same period in 2000.

      Our depreciation, depletion and amortization costs for the three months ended September 30, 2001, increased by $3.5 million, or 292%, to $4.7 million from $1.2 million for the same period in 2000. Our acquisitions of the STB Energy properties and Addison Energy Inc. increased depreciation, depletion and amortization costs by $2.4 million. Additionally, depreciation, depletion and amortization costs related to our acquisition of the Central Resources properties were included for the full three month period ended September 30, 2001, as compared to one month during the same period in 2000.

      A non-cash write-down of our oil and natural gas properties occurred during the three month period ended September 30, 2001. As discussed in Note 5 to our condensed consolidated financial statements, the lower prices for both oil and natural gas at September 30, 2001, resulted in a full-cost ceiling test write-down of $25.0 million for our United States full cost pool ($20.1 million net of related income taxes) and $20.9 million for our Canadian full cost pool.

      Our general and administrative costs for the three months ended September 30, 2001, increased by $730,000, or 153%, to $1.2 million from $475,000 for the same period in 2000. The increase in general and administrative costs was primarily attributable to our increased staffing needs as a result of our acquisitions of the Central Resources properties, the STB Energy properties and Addison Energy Inc.

      Our interest expense for the three months ended September 30, 2001, increased to $199,000 from $193,000 for the same period in 2000.

      We reduced our deferred tax expense by $4.9 million for the tax effect of the write-down of our oil and natural gas properties. As a result, we have a net income tax benefit of $2.5 million for the three months ended September 30, 2001. Our current tax expense during this period is $1.0 million. During the same period in 2000, we recorded an income tax provision of $930,000, all of which was deferred. The increase in the current provision during 2001 has been impacted by the utilization in prior years of tax loss carryforwards previously available to reduce taxes payable in the U.S. and by taxes we expect to pay in Canada by Addison Energy Inc., our Canadian subsidiary.

      NET INCOME (LOSS). We had a net loss for the three months ended September 30, 2001, of $37.5 million representing $5.41 per basic share. This compares to net income during the three months ended September 30, 2000, of $1.8 million representing $0.26 per basic and diluted share.

      COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

      REVENUES. Our revenues from the sale of oil, natural gas and NGLs for the nine months ended September 30, 2001, increased by $31.2 million, or 197%, to $47.0 million from $15.8 million for the same period in 2000. This increase resulted primarily from production increases of approximately 58,000 Bbls of oil, 1.7 Bcf of natural gas and 55,800 Bbls of NGLs as a result of our acquisitions of the STB Energy properties, completed in March 2001 and Addison Energy Inc., completed in April 2001. Additionally, our acquisition of the Central Resources properties, completed in September 2000, was included for the full nine month period ended September 30, 2001, as compared to one month during the same period in 2000.

      The increase in revenues was also attributable to higher prices received for oil and natural gas which was partially offset by lower prices received for NGLs. Our average oil, natural gas and NGLs prices include the effects of quality, gathering and transportation costs as well as the effect of monthly oil and natural gas hedge settlements. Our average oil price received during the nine months ended September 30, 2001, was $26.39 per Bbl as compared to $25.26 per Bbl for the same period in 2000, which increased revenue by $260,000. Our average natural gas price received during the nine months ended September 30, 2001, was $4.60 per Mcf as compared to $3.12 per Mcf for the same period in 2000, which increased revenue by $4.0 million. Our average NGLs price received during the nine months ended September 30, 2001, was $19.84 per Bbl as compared to $23.74 per Bbl for the same period in 2000, which decreased revenue by $270,000. Our oil and natural gas revenues during the nine months ended September 30, 2001, were reduced by $307,000 of amortization attributable to gains recognized in prior periods from derivative ineffectiveness.

      Our other income for the nine months ended September 30, 2001, was $2.5 million as compared to $1.5 million for the same period in 2000. This income primarily consisted of gains from derivative ineffectiveness, gains on property sales, interest income, salt water disposal income and well supervision fees. The increase in other income was primarily attributable to a $1.9 million mark-to-market gain from the ineffectiveness of derivative contracts. This gain will be amortized over the remaining life of the derivative contracts and will offset our income from future monthly settlements. Other income for the nine months ended September 30, 2000, included a pre-tax gain from the sale of properties. There were no property gains or losses during 2001.

      COSTS AND EXPENSES. Our total costs and expenses for the nine months ended September 30, 2001, increased by $70.0 million, to $80.4 million as from $10.4 million for the same period in 2000. This increase was mainly attributable to
(i) our acquisitions of the Central Resources properties, the STB Energy properties and Addison Energy Inc. and (ii) the non-cash ceiling test limitation write down of $45.9 million ($41.0 million, net of related income taxes).

      Our oil and natural gas production costs for the nine months ended September 30, 2001, increased by $9.9 million, or 230%, to $14.2 million from $4.3 million for the same period in 2000. Our acquisitions of the STB Energy properties and Addison Energy Inc. increased oil and natural gas production costs by $2.3 million. Production and ad valorem taxes for the nine months ended September 30, 2001, increased by $2.3 million, or 209%, to $3.4 million from $1.1 million for the same period last year. Additionally, oil and natural gas production costs and production and ad valorem taxes related to our acquisition of the Central Resources properties were included for the full nine month period ended September 30, 2001, as compared to one month during the same period in 2000.

      Our depreciation, depletion and amortization costs for the nine months ended September 30, 2001, increased by $7.4 million, or 239%, to $10.5 million from $3.1 million for the same period in 2000. Our acquisitions of the STB Energy properties and Addison Energy Inc. increased depreciation, depletion and amortization costs by $4.5 million. Additionally, depreciation, depletion and amortization costs related to our acquisition of the Central Resources properties were included for the full nine month period ended September 30, 2001, as compared to one month during the same period in 2000.

      A non-cash write down of our oil and natural gas properties occurred during the nine month period ended September 30, 2001. As discussed in Note 5 to our condensed consolidated financial statements, the lower prices for both oil and natural gas at September 30, 2001, resulted in a full-cost ceiling test write-down of $25.0 million for our United States full cost pool ($20.1 million net of related income taxes) and $20.9 million for our Canadian full cost pool.

      Our general and administrative costs for the nine months ended September 30, 2001, increased by $1.9 million, or 136%, to $3.3 million from $1.4 million for the same period in 2000. The increase in general and administrative costs was primarily attributable to our increased staffing needs as a result of our acquisition of the Central Resources properties, the STB Energy properties and Addison Energy Inc.

      Our interest expense for the nine months ended September 30, 2001, increased by $2.4 million to $2.9 million from $477,000 for the same period in 2000. The increase is attributable to borrowings under our credit agreements to help fund our acquisitions of the Central Resources and STB Energy properties and of Addison Energy Inc.

      We have recorded an income tax provision of $880,000 for the nine months ended September 30, 2001, compared to $2.4 million for the same period in 2000. During 2001, the current portion of the provision was $2.1 million. This was partially offset by a $1.2 million deferred tax benefit which resulted primarily from the tax effect of the write-down of our oil and gas properties. The entire provision recorded for the same period in 2000 was deferred. The current portion estimated to be payable during 2001 has been impacted by the utilization in prior years of tax loss carryforwards previously available to reduce taxes currently payable in the U.S. and by taxes we expect to pay in Canada by Addison Energy Inc., our Canadian subsidiary.

      NET INCOME (LOSS). We had a net loss for the nine months ended September 30, 2001, of $31.7 million representing $4.70 per basic share. This compares to net income during the nine months ended September 30, 2000, of $4.6 million representing $0.67 per basic share and $0.66 per diluted share.

      LIQUIDITY AND CAPITAL RESOURCES

      GENERAL

      Most of our growth has resulted from recent acquisitions and the success of our drilling program. Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining financing flexibility. In the past, we have utilized a variety of sources of capital to fund our acquisition, development and exploitation programs and to fund our operations. Our general financial strategy is to use a combination of cash flow from operations, bank financing and the sale or issuance of equity securities to fund our operations, conduct development and exploitation activities and to fund acquisitions. We do not have a set budget for acquisitions as these tend to be opportunity driven. Historically, we have used the proceeds from the issuance of equity securities and borrowings under our credit agreements to raise cash to fund acquisitions. We cannot assure you that funds will be available to us in the future to meet our budgeted capital spending or to fund acquisitions. Furthermore, our ability to borrow other than under our credit agreements is subject to restrictions imposed by our lenders. If we cannot secure additional funds for our planned development and exploitation activities or for future acquisitions, then we will be required to delay or reduce substantially these activities.

      CAPITAL EXPENDITURES

      We have planned development and exploitation activities for our major operating areas. We have budgeted up to $27.0 million for our development and exploitation activities in 2001, of which $17.0 million is for the United States and $10.0 million is for Canada. Through September 30, 2001, we have spent $16.8 million on these activities. As of September 30, 2001, we are contractually obligated to spend $4.8 million. In addition, we are continuing to evaluate oil and natural gas properties for future acquisitions.

      CREDIT AGREEMENTS

      U.S. CREDIT AGREEMENT. Our new U.S. credit agreement provides for borrowings of up to $124.0 million under a revolving credit facility with a borrowing base of $62.0 million. The borrowing base is to be redetermined as of November 1, 2001, and each May 1 and November 1 thereafter. The November 1, 2001, redetermination is currently being conducted. At September 30, 2001, we had $3.5 million of outstanding indebtedness, letter of credit commitments of $310,000 and approximately $58.2 million available for borrowing under our U.S. credit agreement. The U.S. credit agreement contains certain financial covenants and other restrictions that require us to maintain a minimum consolidated tangible net worth as well as certain financial ratios. As of September 30, 2001, we were in compliance with the covenants contained in the U.S. credit agreement. Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties. At our election, interest on borrowings may be (i) the greater of the administrative agent's prime rate or the federal funds effective rate plus an applicable margin or (ii) LIBOR (London InterBank Offered Rate) plus an applicable margin. At September 30, 2001, the six month LIBOR rate was 2.52%, which would result in an interest rate of approximately 3.52% on any new indebtedness we may incur under the U.S. credit agreement.

      CANADIAN CREDIT AGREEMENT. Our new Canadian credit agreement provides for borrowings of up to $50.0 million under a revolving credit facility with a borrowing base of $25.0 million. The borrowing base is to be redetermined as of November 1, 2001, and each May 1 and November 1 thereafter. The November 1, 2001, redetermination is currently being conducted. At September 30, 2001, we had $3.2 million of outstanding indebtedness and approximately $21.8 million available for borrowing under our Canadian credit agreement. The Canadian credit agreement contains certain financial covenants and other restrictions that require us to maintain a minimum consolidated tangible net worth as well as certain financial ratios. As of September 30, 2001, we were in compliance with the covenants contained in the Canadian credit agreement. Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and natural gas properties. At our election, interest on borrowings may be (i) the Canadian prime rate plus an applicable margin or (ii) the Banker's Acceptance rate plus an applicable margin. At September 30, 2001, the six month Banker's Acceptance rate was 3.07%, which would result in an interest rate of approximately 4.07% on any new indebtedness we incur under the Canadian credit agreement.

      EFFECTS OF THE 5% CONVERTIBLE PREFERRED STOCK OFFERING

      On June 29, 2001, we sold 5,004,869 shares of 5% convertible preferred stock. We raised approximately $105.1 million in gross proceeds (approximately $101.2 million in net proceeds after fees and commissions). We applied approximately $97.6 million of the offering proceeds to pay-off our bank loans and intend to use the remaining proceeds for general corporate purposes.

      Dividends on our preferred stock, which are payable quarterly beginning September 30, 2001, are payable only in cash. Currently, the requirement for such dividend payments is approximately $1.3 million per quarter. The board declared a dividend on September 13, 2001, to shareholders of record as of September 20, 2001. The dividend was paid on September 30, 2001. Each share of our 5% convertible preferred stock is convertible into one share of our common stock on or before June 30, 2003. Any share of 5% convertible preferred stock that has not been converted into our common stock by June 30, 2003, will be automatically converted into our common stock on that date.

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

      In connection with the incurrence of debt related to our acquisition activities and to protect against commodity price fluctuations, management has adopted a policy of hedging oil and natural gas prices through the use of commodity futures, options and swap agreements. Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Accounting Activity," which established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results from the hedged item on the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivatives classified as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of any change in the fair value of a derivative designated as a hedge is immediately recognized as earnings. Hedge effectiveness is measured quarterly based on the relative fair value between the derivative contract and the hedged item over time. At adoption, we recognized a net derivative liability and a reduction in other comprehensive income of approximately $1.1 million as a cumulative effect of an accounting change for all cash flow hedges. Oil and natural gas revenues for the three and nine months ended September 30, 2001, include net gains from the settlement of cash flow hedges of $3.8 million and $3.1 million, respectively. During the three months and nine months ended September 30, 2001, we recognized an increase in the net derivative asset and an associated increase in accumulated other comprehensive income totaling approximately $3.8 million and $15.9 million, respectively. During the three months and nine months ended September 30, 2001, we recognized $620,000 and $1.9 million, respectively, in other income for hedging ineffectiveness.

      The following table sets forth our oil and natural gas hedging activities as of September 30, 2001. Our contracts are swap agreements for (i) the sale of oil or natural gas based on NYMEX pricing and (ii) a basis differential that sets our AECO differential at $.305 less than NYMEX.

                     OIL SWAPS                                               NATURAL GAS SWAPS
-----------------------------------------------------      -----------------------------------------------------
 2001 CONTRACT         VOLUMES       WEIGHTED AVERAGE       2001 CONTRACT        VOLUMES        WEIGHTED AVERAGE
    PERIOD              (BBLS)         STRIKE PRICE            PERIOD            (MMBTUS)         STRIKE PRICE
-----------------------------------------------------      -----------------------------------------------------
Fourth Quarter         223,800        $ 27.52 per Bbl      Fourth Quarter       1,860,300       $ 5.00 per Mmbtu
-----------------------------------------------------      -----------------------------------------------------
 2002 CONTRACT         VOLUMES       WEIGHTED AVERAGE       2002 CONTRACT        VOLUMES        WEIGHTED AVERAGE
    PERIOD              (BBLS)         STRIKE PRICE            PERIOD            (MMBTUS)         STRIKE PRICE
-----------------------------------------------------      -----------------------------------------------------
 First Quarter         199,600        $ 25.91 per Bbl       First Quarter       2,088,300       $ 3.89 per Mmbtu

Second Quarter         196,600        $ 25.56 per Bbl      Second Quarter       1,836,700       $ 3.58 per Mmbtu

 Third Quarter         192,600        $ 25.29 per Bbl       Third Quarter       1,816,000       $ 3.57 per Mmbtu

Fourth Quarter         129,600        $ 24.84 per Bbl      Fourth Quarter       1,796,400       $ 3.58 per Mmbtu

-----------------------------------------------------      -----------------------------------------------------
 2003 CONTRACT         VOLUMES       WEIGHTED AVERAGE       2003 CONTRACT        VOLUMES        WEIGHTED AVERAGE
    PERIOD              (BBLS)         STRIKE PRICE            PERIOD            (MMBTUS)         STRIKE PRICE
-----------------------------------------------------      -----------------------------------------------------
 First Quarter          95,700        $ 25.29 per Bbl       First Quarter        352,800        $ 4.57 per Mmbtu

Second Quarter          29,000        $ 24.84 per Bbl      Second Quarter        335,100        $ 4.22 per Mmbtu

                                                            Third Quarter        318,300        $ 4.28 per Mmbtu

                                AECO BASIS SWAP
              ---------------------------------------------------
               2001 CONTRACT         VOLUMES             NYMEX
                  PERIOD             (MMBTUS)        DIFFERENTIAL
              ---------------------------------------------------
              Fourth Quarter         456,300           ($ 0.305)
              ---------------------------------------------------
               2002 CONTRACT         VOLUMES             NYMEX
                  PERIOD             (MMBTUS)        DIFFERENTIAL
              ---------------------------------------------------
               First Quarter         433,300           ($ 0.305)

              Second Quarter         411,700           ($ 0.305)

               Third Quarter         391,000           ($ 0.305)

              Fourth Quarter         371,400           ($ 0.305)

              ---------------------------------------------------
               2003 CONTRACT         VOLUMES             NYMEX
                  PERIOD             (MMBTUS)        DIFFERENTIAL
              ---------------------------------------------------
               First Quarter         352,800           ($ 0.305)

              Second Quarter         335,100           ($ 0.305)

               Third Quarter         318,300           ($ 0.305)

      An affiliate of Enron Corp. is the counterparty to all of our hedging transactions. Enron Corp. has announced a significant loss for its quarter ended September 30, 2001, along with a considerable reduction in its equity. Since the date of its announcement, Enron Corp. has significantly increased its borrowings while the market value of its publicly traded securities has fallen dramatically. Enron Corp. has subsequently restated its financial statements from 1997 to present. On November 9, 2001, Enron Corp. announced a tentative agreement to be acquired by Dynegy Inc. We are currently reviewing, and will continue to monitor, Enron Corp.'s financial condition and our open hedging positions to determine what, if any, action we need to take concerning these positions. At September 30, 2001, we have total receivables on the balance sheet from oil and natural gas hedge derivatives of approximately $14.8 million, which is estimated based upon quotes by the counterparty. The market value in future periods will depend upon the difference between the settlement (market) price and the stated strike price and the remaining volume under contract.

      Realized gains or losses from the settlement of the swaps are recorded in our financial statements as increases or decreases in oil and natural gas revenues. For example, using the oil swaps in place during the quarter ended September 30, 2001, if the settlement price exceeded the actual weighted average strike price of $28.03, then a reduction in oil revenues would have been recorded for the difference between the settlement price and $28.03 multiplied by the actual notional volume of 229,800 Bbls. Conversely, if the settlement price was less than $28.03, then an increase in oil revenues would have been recorded for the difference between the settlement price and $28.03 multiplied by the notional volume of 229,800 Bbls. For example, for the quarter ended September 2001, if the settlement price was $30.00, then oil revenues would have decreased by $452,706. Conversely, if the settlement price for the month of September 2001 was $27.00, oil revenues would have increased by $236,694.

      We report average oil, natural gas and NGLs prices including the effects of quality, gathering and transportation costs as well as the net effect of monthly oil and natural gas hedge settlements. The following table sets forth our oil, natural gas and NGL prices, both realized before monthly hedge settlements and realized including monthly hedge settlements, the net effects of the monthly settlements of our oil and natural gas price hedges on revenue, and effects of the amortization of gains attributable to gains recognized in prior periods from derivative ineffectiveness:

                                                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                                                        -------------------   -------------------
                                                                                          2000       2001       2000       2001
                                                                                        --------   --------   --------   --------
                                                                                           (IN THOUSANDS, EXCEPT PER UNIT DATA)
Average price per Bbl of oil - realized before monthly hedge settlements .............  $  30.45   $  24.37   $  28.52   $  25.47

Average price per Bbl of oil - realized including monthly hedge settlements ..........     25.52      25.59      25.26      26.39

Average price per Bbl of NGLs - realized before monthly hedge settlements ............     25.15      16.73      23.74      19.84

Average price per Bbl of NGLs - realized including monthly hedge settlements .........     25.15      16.73      23.74      19.84

Average price per Mcf of natural gas - realized before monthly hedge settlements .....      3.97       2.63       3.25       4.13

Average price per Mcf of natural gas - realized including monthly hedge settlements ..      3.70       4.19       3.12       4.60

Increase (reduction) in revenue of monthly hedge settlements .........................  $   (674)  $  4,140   $ (1,086)  $  3,382

Effects of the amortization of (gains) losses from derivative ineffectiveness ........        --       (307)        --       (307)
                                                                                        --------   --------   --------   --------

Total increase (reduction) in revenue of hedging results .............................  $   (674)  $  3,833   $ (1,086)  $  3,075
                                                                                        ========   ========   ========   ========

      INTEREST RATE RISK

      At September 30, 2001, our exposure to interest rates related primarily to borrowings under our credit agreements and interest earned on short-term investments. As of September 30, 2001, we were not using any derivatives to manage interest rate risk. Interest is payable on borrowings under the credit agreements based on a floating rate as more fully described in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. If short-term interest rates would have averaged 1% higher during the three months ended September 30, 2001, our interest expense would have increased by approximately $17,000. This amount was determined by applying the hypothetical interest rate change of 1% to our outstanding borrowings under the credit agreements during the three months ended September 30, 2001.

      FOREIGN CURRENCY EXCHANGE RATE RISK

      We account for a significant portion of our business in Canadian dollars. We are therefore subject to foreign currency exchange rate risk on cash flows of our Canadian operations that are not denominated in Canadian dollars. Presently, a significant portion of the sales of our Canadian oil and natural gas is denominated in U.S. dollars. Foreign currency exchange gains and/or losses related to these transactions have not been significant. The borrowings under our Canadian credit facility are denominated in Canadian dollars. The asset and liability balances of our Canadian business are remeasured using current exchange rates, with any resulting remeasurement differences included in other comprehensive income.

      LEGAL PROCEEDINGS

      We are a defendant in various legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On April 26, 2001, we acquired all of the outstanding common stock of Addison Energy Inc., which is headquartered in Calgary, Alberta, Canada. Under terms of the agreement, the Addison managers (6 persons) agreed to reinvest through the purchase of our common stock an aggregate of approximately $1.4 million of the proceeds they received from the sale of their common shares of Addison to us. Approximately 24,940 shares, worth $455,155, of our common stock were purchased by the Addison managers in the open-market. The remaining 49,880 shares, worth approximately $910,310 cash, were issued by us to the Addison managers in a private placement. The resale of these shares is subject to restriction.

      These privately placed shares were not registered under the Securities Act of 1933 in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering, and alternatively Regulation S promulgated under the Securities Act for issuances to non-U.S. persons outside the United States.

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

      4.7 First Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.

      4.8 First Amendment to Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001 (filed herewith).

      4.9 Second Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001 (filed herewith).

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

      10.25 First Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.

      10.26 First Amendment to Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001 (filed herewith).

      10.27 Second Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001 (filed herewith).

      (b)   Reports on Form 8-K:

            Current Report on Form 8-K dated August 3, 2001 filed August 13, 2001 pursuant to Item 5 reporting regulation FD disclosure.

            Current Report on Form 8-K/A dated August 3, 2001 filed August 20, 2001 pursuant to Item 9 reporting regulation FD disclosure.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                             EXCO RESOURCES, INC.
                             (Registrant)


Date: November 14, 2001      By: /s/ J. DOUGLAS RAMSEY
                                 ------------------------------------------
                                 J. Douglas Ramsey
                                 Vice President and Chief Financial Officer


                             By: /s/ J. DAVID CHOISSER
                                 ------------------------------------------
                                 J. David Choisser
                                 Chief Accounting Officer

                                INDEX TO EXHIBITS

      NO.   DESCRIPTION OF EXHIBIT
      ---   ----------------------

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

      4.7 First Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.

      4.8 First Amendment to Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001 (filed herewith).

      4.9 Second Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001 (filed herewith).

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

      10.25 First Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.

      10.26 First Amendment to Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001 (filed herewith).

      10.27 Second Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001 (filed herewith).