Form 10-Q
period 2002-03-31
EXCO RESOURCES INC
filed 2002-05-14
CIK 316300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 YES /X/  NO / /

          The number of shares of common stock, par value $0.02 per share, outstanding at April 30, 2002 was 7,132,222 shares (excludes 65,662 treasury shares)

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

Item 1.           FINANCIAL STATEMENTS (UNAUDITED).............................................................3

                  Condensed Consolidated Balance Sheets
                  December 31, 2001 and March 31, 2002.........................................................3

                  Condensed Consolidated Statements of Operations
                  Three Months Ended March 31, 2001 and 2002...................................................4

                  Condensed Consolidated Statements of Cash Flow
                  Three Months Ended March 31, 2001 and 2002...................................................5

                  Condensed Consolidated Statements of Comprehensive Income
                  Three Months Ended March 31, 2001 and 2002 ..................................................6

                  Notes to Condensed Consolidated Financial Statements.........................................7

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................................16

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...................................27

PART II.          OTHER INFORMATION

Item 5.           OTHER INFORMATION...........................................................................30

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K............................................................31

Signatures....................................................................................................36

Index to Exhibits.............................................................................................37

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)
                              EXCO RESOURCES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     (UNAUDITED)
                                                                                     ------------   --------------
                                                                                     DECEMBER 31,      MARCH 31,
                                                                                     ------------   --------------
                                                                                         2001            2002
                                                                                     ------------   --------------
ASSETS

Current assets:
     Cash and cash equivalents...................................................... $      1,856   $        2,883
     Accounts receivable:
          Oil and natural gas sales.................................................        6,151            6,012
          Joint interest............................................................        4,156            3,059
          Interest and other........................................................        3,563            2,929
     Oil and natural gas hedge derivatives..........................................          696               --
     Other..........................................................................        4,699            7,703
                                                                                     ------------   --------------
               Total current assets.................................................       21,121           22,586
Oil and natural gas properties (full cost accounting method):
     Unproved oil and natural gas properties........................................        6,647            5,741
     Proved developed and undeveloped oil and natural gas properties................      233,889          243,705
     Allowance for depreciation, depletion and amortization.........................      (75,701)         (79,102)
                                                                                     ------------   --------------
     Oil and natural gas properties, net............................................      164,835          170,344
Office and field equipment, net.....................................................          966            1,040
Deferred financing costs............................................................        1,249            1,178
Other assets........................................................................        2,885            2,885
                                                                                     ------------   --------------
               Total assets......................................................... $    191,056   $      198,033
                                                                                     ============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities....................................... $     11,008   $       12,660
     Revenues and royalties payable.................................................        2,186            2,329
     Accrued interest payable.......................................................          128               66
     Oil and natural gas hedge derivatives..........................................           --            7,034
                                                                                     ------------   --------------
               Total current liabilities............................................       13,322           22,089
Long-term debt......................................................................       44,994           51,945
Deferred abandonment................................................................        1,466            1,606
Deferred income taxes...............................................................       10,895           10,883
Oil and natural gas hedge derivatives...............................................           --              434
Commitments and contingencies.......................................................           --               --
Stockholders' equity:
     Preferred stock, $.01 par value:
          Authorized shares - 10,000,000
          Issued and outstanding shares - 5,004,869
          at December 31, 2001 and March 31, 2002...................................      101,175          101,175
     Common stock, $.02 par value
          Authorized shares - 25,000,000
          Issued and outstanding shares - 7,172,587 and 7,183,882
          at December 31, 2001 and March 31, 2002, respectively.....................          143              144
     Additional paid-in capital.....................................................       51,138           51,268
     Notes receivable-employees.....................................................       (1,117)          (1,136)
     Deficit eliminated in quasi-reorganization.....................................       (8,799)          (8,799)
     Retained earnings (deficit) since December 31, 1997............................      (29,392)         (28,635)
     Accumulated other comprehensive income.........................................        8,096           (2,100)
     Treasury stock, at cost: 67,446 and 65,662 shares at December 31, 2001
       and March 31, 2002, respectively.............................................         (865)            (841)
                                                                                     ------------   --------------
               Total stockholders' equity...........................................      120,379          111,076
                                                                                     ------------   --------------
               Total liabilities and stockholders' equity........................... $    191,056   $      198,033
                                                                                     ============   ==============

SEE ACCOMPANYING NOTES.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     -----------------------------
                                                                                         2001            2002
                                                                                     ------------   --------------
REVENUES:
     Oil and natural gas..........................................................   $     13,479   $       12,490
     Other income.................................................................            184            2,158
                                                                                     ------------   --------------
               Total revenues.....................................................         13,663           14,648

COSTS AND EXPENSES:
     Oil and natural gas production...............................................          5,036            6,410
     Depreciation, depletion and amortization.....................................          2,087            3,792
     General and administrative...................................................            943            1,872
     Interest.....................................................................            896              508
                                                                                     ------------   --------------
               Total costs and expenses...........................................          8,962           12,582
                                                                                     ------------   --------------

Income before income taxes........................................................          4,701            2,066
Income tax expense................................................................          1,739               --
                                                                                     ------------   --------------
Net income........................................................................          2,962            2,066
Dividends on preferred stock......................................................             --            1,314
                                                                                     ------------   --------------
Earnings on common stock..........................................................   $      2,962   $          752
                                                                                     ============   ==============
Basic earnings per share..........................................................   $        .43   $          .10
                                                                                     ============   ==============
Diluted earnings per share........................................................   $        .40   $          .10
                                                                                     ============   ==============
Weighted average number of common and common equivalent shares outstanding:

     Basic........................................................................          6,871            7,115
                                                                                     ============   ==============
     Diluted......................................................................          7,381            7,545
                                                                                     ============   ==============

SEE ACCOMPANYING NOTES.

                              EXCO RESOURCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (UNAUDITED, IN THOUSANDS)

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     -----------------------------
                                                                                         2001            2002
                                                                                     ------------   --------------
OPERATING ACTIVITIES:
Net income .......................................................................   $      2,962   $        2,066
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization.....................................          2,087            3,792
     Deferred income taxes........................................................            770               --
     Income from derivative ineffectiveness and terminated hedges.................             --           (2,020)
     Other operating activities...................................................             --                1
                                                                                     ------------   --------------
Cash flow before changes in working capital.......................................          5,819            3,839
     Effect of changes in:
          Accounts receivable.....................................................            148            1,870
          Other current assets....................................................            451           (3,004)
          Accounts payable and other current liabilities..........................            320            1,733
                                                                                     ------------   --------------
Net cash provided by operating activities.........................................          6,738            4,438

INVESTING ACTIVITIES:
Additions to oil and natural gas property and equipment...........................        (22,703)          (9,218)
Other investing activities........................................................           (766)              29
                                                                                     ------------   --------------
Net cash used in investing activities.............................................        (23,469)          (9,189)

FINANCING ACTIVITIES:
Proceeds from long-term debt......................................................         16,000            8,000
Payments on long-term debt........................................................         (2,386)          (1,000)
Proceeds from exercise of stock options...........................................            172              130
Preferred stock dividends.........................................................             --           (1,314)
Deferred financing costs..........................................................            (27)             (66)
Other financing activities........................................................            (73)             (19)
                                                                                     ------------   --------------
Net cash provided by financing activities.........................................         13,686            5,731
                                                                                     ------------   --------------
Net increase (decrease) in cash...................................................         (3,045)             980
Effect of exchange rates on cash and cash equivalents.............................             --               47
Cash at beginning of period.......................................................          8,200            1,856
                                                                                     ------------   --------------
Cash at end of period.............................................................   $      5,155   $        2,883
                                                                                     ============   ==============

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid.....................................................................   $        933   $          608
                                                                                     ============   ==============
Income taxes paid.................................................................   $      2,582   $           --
                                                                                     ============   ==============

SEE ACCOMPANYING NOTES.

                              EXCO RESOURCES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (UNAUDITED, IN THOUSANDS)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     -----------------------------
                                                                                         2001            2002
                                                                                     ------------   --------------
Net income ......................................................................    $      2,962   $        2,066
Other comprehensive income (loss):
  Foreign currency translation adjustments.......................................              --              (12)

  Hedging activities:
     Cumulative effect of change in accounting principle at January 1, 2001......          (1,068)              --
     Effective changes in fair value.............................................           5,003           (7,580)
     Reclassification adjustments for settled contracts..........................          (2,696)            (469)
     Amortization of terminated contracts........................................              --           (2,135)
                                                                                     ------------   --------------
  Total hedging activities.......................................................           1,239          (10,184)
                                                                                     ------------   --------------
Total comprehensive income (loss)................................................    $      4,201   $       (8,130)
                                                                                     ============   ==============

SEE ACCOMPANYING NOTES.

                              EXCO RESOURCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of EXCO Resources, Inc. as of December 31, 2001 and March 31, 2002, the results of operations and cash flows for the three month periods ended March 31, 2001 and 2002.

     We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. You should read these financial statements in conjunction with our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying condensed consolidated financial statements include the financial statements of EXCO Resources, Inc., and its subsidiaries. The financial statements of Pecos-Gomez, L.P., which ceased operations during 2001 with all remaining assets distributed to the partners, have been consolidated proportionally based on EXCO's aggregate ownership interest in the partnership.

     The results of operations for the three month period ended March 31, 2002, are not necessarily indicative of the results we expect for the full year.

     Certain prior year amounts have been reclassified to conform to current year presentation.

2.   STOCK TRANSACTIONS

     On June 29, 2001, we closed our rights offering to existing shareholders that resulted in the sale of 5,004,869 shares of 5% convertible preferred stock at $21.00 per share. We raised a total of approximately $105.1 million in gross proceeds (approximately $101.2 million in net proceeds after fees and commissions), through the exercise of 4,466,869 rights and the sale of 538,000 shares of preferred stock by dealer managers. We applied approximately $97.6 million of the offering proceeds to payoff acquisition financing, and have used the remaining proceeds for general corporate purposes. Each share of 5% convertible preferred stock is convertible into one share of our common stock, at the option of the holder, on or before June 30, 2003. Any share of 5% convertible preferred stock still outstanding on June 30, 2003, will be automatically converted into our common stock.

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

3.   EARNINGS PER SHARE

     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", requires presentation of two calculations of earnings per common share. Basic earnings per common share equals net income less preferred stock dividends divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus any dilutive common stock equivalents. Common stock equivalents are shares assumed to be issued if
(1) outstanding stock options or warrants were in-the-money and exercised, and
(2) our outstanding convertible preferred stock was converted to common stock.

     For the three months ended March 31, 2002, employee and director stock options would have increased the diluted weighted average number of shares outstanding by 430,000 shares. The assumed conversion of the outstanding convertible preferred stock to common stock is considered to be anti-dilutive for the three month period ended March 31, 2002, and is therefore not included in the diluted earnings per share calculation.

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                     -------------- ----------------
                                                                                           2001           2002
                                                                                     -------------- ----------------
                                                                                               (IN THOUSANDS)
Weighted average number of basic shares outstanding.................................          6,871            7,115
Effects of:
     Employee and director stock options............................................            310              430
     Convertible preferred stock....................................................             --               --
     Warrant........................................................................            200               --
                                                                                     -------------- ----------------
Weighted average number of diluted shares outstanding...............................          7,381            7,545
                                                                                     ============== ================

4.   OIL AND NATURAL GAS PROPERTIES

     We have recorded oil and natural gas properties at cost using the full cost method of accounting. Under the full cost method, all costs associated with the acquisition, exploration or development of oil and natural gas properties are capitalized as part of the full cost pool.

     Unproved oil and natural gas properties are excluded from the calculation of depreciation, depletion and amortization until it is determined whether or not proved reserves can be assigned to such properties. At December 31, 2001 and March 31, 2002, the $6.6 million and $5.7 million, respectively, in unproved oil and natural gas properties resulted from the allocation of the purchase price of Canadian properties to undeveloped acreage and to possible and probable reserves. We assess our unproved oil and natural gas properties on a quarterly basis. During the three months ended March 31, 2002, we reclassified $903,000 from unproved oil and natural gas properties to proved developed and undeveloped oil and natural gas properties.

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

     The calculation of the ceiling test is based upon estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, and plan of development. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision to the estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

5.   GEOGRAPHIC OPERATING SEGMENT INFORMATION

     We have operations in only one industry segment, that being the oil and natural gas exploration and production industry; however, we are organizationally structured along geographic operating segments. We have reportable operations in the United States and Canada. The following tables provide our interim geographic operating segment data. Operating segment data represents Canadian activity beginning April 26, 2001, when we acquired our Canadian subsidiary, Addison Energy Inc. Geographic operating segment income tax expenses have been determined based on statutory rates existing in the various tax jurisdictions where we have oil and natural gas producing activities.

                                                                THREE MONTHS ENDED           THREE MONTHS ENDED
                                                                  MARCH 31, 2001               MARCH 31, 2002
                                                            --------------------------  ----------------------------
                                                               UNITED                      UNITED
                                                               STATES        CANADA        STATES        CANADA
                                                            ------------  ------------  ------------  --------------
REVENUES:
     Oil and natural gas....................................$     13,479  $         --  $      8,097  $        4,393
     Other income...........................................         184            --         2,158              --
                                                            ------------  ------------  ------------  --------------
          Total revenues....................................      13,663            --        10,255           4,393

COSTS AND EXPENSES:
     Oil and natural gas production.........................       5,036            --         4,455           1,955
     Depreciation, depletion and amortization...............       2,087            --         2,239           1,553
     General and administrative.............................         943            --         1,486             386
     Interest...............................................         896            --            98             410
                                                            ------------  ------------  ------------  --------------
          Total costs and expenses..........................       8,962            --         8,278           4,304
                                                            ------------  ------------  ------------  --------------

Income before income taxes..................................       4,701            --         1,977              89
Income tax expense .........................................       1,739            --            --              --
                                                            ------------  ------------  ------------  --------------

Net income .................................................$      2,962  $         --  $      1,977  $           89
                                                            ============  ============  ============  ==============

Total assets................................................$    121,421  $         --  $    106,358  $       91,675
                                                            ============  ============  ============  ==============

6.   CREDIT AGREEMENTS

     On December 18, 2001, as part of the financing of the acquisition of the PrimeWest properties, see "Note 8. Acquisitions - PrimeWest Properties Acquisition", we entered into restated U.S. and Canadian credit agreements. The U.S. credit agreement is with Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and certain financial institutions as lenders. The Canadian credit agreement is with Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and certain financial institutions as lenders. The credit agreements mature on April 30, 2004.

     U.S. CREDIT AGREEMENT. At March 31, 2002, our restated U.S. credit agreement provided for borrowings of up to $124.0 million under a revolving credit facility with a borrowing base of $58.0 million. At March 31, 2002, we had approximately $10.5 million of outstanding indebtedness, letter of credit commitments of $310,000 and approximately $47.2 million available for borrowing under our U.S. credit agreement. The borrowing base was increased to $65.0 million effective as of April 26, 2002. The borrowing base is to be redetermined as of November 1, 2002, and each May 1 and November 1 thereafter. Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties. At our election, interest on borrowings may be either (i) the greater of the administrative agent's prime rate or the federal funds effective rate plus an applicable margin or (ii) LIBOR (London InterBank Offered Rate) plus an applicable margin.

     CANADIAN CREDIT AGREEMENT. At March 31, 2002, our restated Canadian credit agreement provided for borrowings of up to U.S. $48.6 million under a revolving credit facility with a borrowing base of U.S. $45.0 million. At March 31, 2002, we had approximately U.S. $41.4 million of outstanding indebtedness and approximately $3.6 million available for borrowing under our Canadian credit agreement. Effective as of April 26, 2002, the Canadian credit agreement was amended to provide for borrowings of up to U.S. $157.5 million with a borrowing base of U.S. $75.0 million. The borrowing base is to be redetermined as of November 1, 2002, and each May 1 and November 1 thereafter. Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and natural gas properties. At our election, interest on borrowings may be either (i) the Canadian prime rate plus an applicable margin or (ii) the Banker's Acceptance rate plus an applicable margin.

     FINANCIAL COVENANTS AND RATIOS. The U.S. and the Canadian credit agreements contain certain financial covenants and other restrictions which require that we:

     - maintain a ratio of our consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0 at the end of any fiscal quarter;

     - maintain a minimum consolidated tangible net worth of not less than $48.0 million (adjusted upward by 50% of quarterly net income and 75% of the net proceeds from the issuance of any equity securities after April 26, 2001);

     - not permit the ratio of consolidated debt to consolidated total capital to be greater than 65% at the end of each fiscal quarter; and

     - not permit the ratio of indebtedness to earnings before interest expense, state and federal taxes and depreciation, depletion and amortization expense to be more than 2.5 to 1.0 at the end of each fiscal quarter.

     Additionally, the credit agreements contain a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur additional indebtedness, restrictions on our ability to pledge assets, and prohibit the payment of dividends on our common stock. The U.S. credit agreement further required that we hedge at least 75% of our anticipated production from our U.S. proved developed producing reserves, within ten days of the time we entered into the agreement, for a period of up to 24 months. As of March 31, 2002, we were in compliance with the covenants contained in the U.S. and Canadian credit agreements.

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

7.   COMMODITY DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In connection with the incurrence of debt related to our acquisition activities and to protect against commodity price fluctuations, management has adopted a policy of hedging oil and natural gas prices through the use of commodity futures, options and swap agreements. Effective January 1, 2001, we adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activity," which established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results from the hedged item on the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivatives classified as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of any change in the fair value of a derivative designated as a hedge is immediately recognized in earnings. Hedge effectiveness is measured quarterly based on the change in relative fair value between the derivative contract and the hedged item over time. At adoption, we recognized a net derivative liability and a reduction in other comprehensive income of approximately $1.1 million as a cumulative effect of an accounting change for all cash flow hedges. Oil and natural gas revenues for the three months ended March 31, 2001 were decreased $1.4 million while oil and natural gas revenues for the three months ended March 31, 2002 were increased by $645,000 from the settlement of cash flow hedges. During the three months ended March 31, 2001, we recognized an increase in the net derivative asset and an associated increase in accumulated other comprehensive income totaling approximately $2.3 million. For the three months ended March 31, 2002, we recognized an increase in the net derivative liability and an associated decrease in other comprehensive income totaling approximately $8.2 million. During the three months ended March 31, 2002, we recognized $2.1 million in other income for income from derivative ineffectiveness and terminated hedges. There was no such income during the three months ended March 31, 2001.

     The following table sets forth our oil and natural gas hedging activities as of March 31, 2002. Our contracts are swap arrangements for the sale of oil and natural gas based on NYMEX pricing. The market values at March 31, 2002, are estimated from quotes from the counterparty and represent the amounts that we would expect to receive to terminate the agreements on March 31, 2002. The stated volumes and strike prices are for the remaining portions of the individual contracts at March 31, 2002.

                                                                  NOTIONAL                                        MARKET VALUE AT
                        CONTRACT    EFFECTIVE   TERMINATION     VOLUME/RANGE       AGGREGATE                      MARCH 31, 2002
       COMMODITY        DATE (1)      DATE         DATE       PER MONTH (2)(3)   VOLUME (2) (3)   STRIKE PRICE         (4)
----------------------------------------------------------------------------------------------------------------------------------
          Oil           12/3/2001    1/1/2002    12/31/2002      60,000 Bbls -    562,000 Bbls           $20.77   $    (2,793,000)
                                                                 66,000 Bbls

      Natural Gas       12/4/2001    1/1/2002    12/31/2002   300,000 Mmbtus       2,750,000             $ 2.85   $    (1,634,000)
                                                              310,000 Mmbtus        Mmbtus

      Natural Gas       12/7/2001    1/1/2002    12/31/2002   295,000 Mmbtus -     2,760,000             $ 2.80   $    (1,770,000)
                                                              319,000 Mmbtus        Mmbtus

      Natural Gas       3/12/2002    5/1/2002    12/31/2002   150,000 Mmbtus       1,200,000             $3.165   $      (342,000)
                                                                                    Mmbtus

      Natural Gas       3/12/2002    1/1/2003    12/31/2003   455,000 Mmbtus       5,460,000             $ 3.50   $      (929,000)
                                                                                    Mmbtus

----------
(1)The counterparty to these contracts is BNP Paribas, a financial lending institution.
(2)Bbls - Barrels.
(3)Mmbtus - Million British thermal units.
(4)On March 31, 2002, the average forward NYMEX oil price for the remainder of 2002 was $25.77 per Bbl, and the average forward NYMEX natural gas prices for the remainder of 2002 and for calendar 2003 were $3.45 per Mmbtu and $3.68 per Mmbtu, respectively.

     At March 31, 2002, we had approximately $6.9 million in other comprehensive income related to hedges that, as a result of the bankruptcy of Enron North America Corp., were terminated during 2001. This amount will be reclassified into other income as shown in the following table (in thousands):

                                                                                        AMOUNT
                                                                                     ------------
DURING 2002:
Quarter ending June 30, 2002....................................................     $      1,649
Quarter ending September 30, 2002...............................................            1,599
Quarter ending December 31, 2002................................................            1,593
                                                                                     ------------
   Total........................................................................     $      4,841
                                                                                     ============
DURING 2003:
Quarter ending March 31, 2003...................................................     $        976
Quarter ending June 30, 2003....................................................              631
Quarter ending September 30, 2003...............................................              464
                                                                                     ------------
   Total........................................................................     $      2,071
                                                                                     ============

8.   ACQUISITIONS

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

     ADDISON ENERGY INC. ACQUISITION

     On April 26, 2001, we acquired all of the outstanding common stock of Addison Energy Inc., (Addison) which is headquartered in Calgary, Alberta, Canada. At the date of acquisition, Addison Energy Inc. owned interests in 95 gross (85.0 net) wells located in Alberta and Addison operated 91 of these wells. The Addison properties included approximately 27,672 gross and 23,994 net developed acres and approximately 38,947 gross and 28,795 net undeveloped acres. As of January 1, 2001, estimated total proved reserves net to our interest acquired in this acquisition included 2.1 million Bbls of oil and NGLs and 36.9 Bcf of natural gas. After adjustments for working capital and long-term debt, we paid approximately $44.4 million (Cdn $68.5 million) for Addison. We paid the adjusted purchase price from the proceeds of borrowings under our new U.S. and Canadian credit agreements, which were in turn paid off with the proceeds from the issue of our convertible preferred stock.

     PECOS-GOMEZ PROPERTIES ACQUISITION

     On July 3, 2001, Pecos-Gomez, L.P., of which we were the general partner (the Partnership) conveyed all of its oil and natural gas property interests in Pecos County, Texas, to its partners and began the process to dissolve the partnership. Also on July 3, 2001, we acquired additional interests in the properties from two of the limited partners for $8.8 million (approximately $7.5 million after contractual adjustments). In addition, we received an assignment of the existing Partnership hedge contract. Borrowings under the Partnership credit facility of $3.9 million were also repaid at the time of the acquisition and the credit facility was canceled.

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

     PRO FORMA RESULTS OF OPERATIONS

     The following reflects the pro forma results of operations as though the acquisitions during 2001 of the STB Energy Properties, Addison Energy Inc. and the PrimeWest Properties, the related borrowings, and our 5% convertible preferred stock offering had been consummated on January 1, 2001.

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                        ------------------------------------
                                                                              2001                2002
                                                                        ----------------    ----------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                                                      AMOUNTS)
Revenues............................................................... $        23,485     $         14,648
Earnings on common stock............................................... $         5,112     $            752
Earnings per share:
   Basic............................................................... $          0.72     $           0.10
   Diluted............................................................. $          0.51     $           0.10

9.   RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 143, "Accounting for Asset Retirement Obligations," which was issued by the Financial Accounting Standards Board (FASB) in June 2001, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact SFAS No. 143 will have on our financial position and results of operations.

10.  SUBSEQUENT EVENT

     On April 29, 2002, Addison acquired oil and natural gas properties located in Alberta, Canada. As of January 1, 2002, estimated total proved reserves net to our interest included approximately 1.6 million barrels of oil and NGLs, and
19.5 Bcf of natural gas. Estimated daily production from the acquired properties, net to our interest, in December 2001 was approximately 570 barrels of oil and NGLs, and 4,200 Mcf of natural gas. The effective date of this transaction was January 1, 2002. The purchase price was approximately $25.8 million or CDN $40.5 million ($24.7 million or CDN $36.3 million after contractual adjustments), funded with borrowings under our U.S. and Canadian credit agreements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS.

     The statements contained in this report regarding our future financial and operating performance and results, business strategy and market prices and future hedging activities, and other statements, including, in particular statements about our plans and forecasts that are not historical facts are forward-looking statements, as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among these forward-looking statements are statements regarding our anticipated performance in the year 2002, specifically statements relating to our production, production costs, depreciation, depletion and amortization expense, general and administrative expenses, interest expense, and capital expenditures. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

     We use the words "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend," "plan," "budget," or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of results of operations or of our financial conditions, and/or state other "forward-looking" information. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. These statements are not guarantees of future performance and involve risks and uncertainties, that could cause our actual results to differ, perhaps materially, from our expectations in this report, including, but not limited to:

     -    estimates of reserves;

     -    market factors;

     - market prices (including regional basis differentials) of oil and natural gas;

     -    results of future drilling;

     -    marketing activity;

     -    future production and costs;

     - and other factors discussed in this report and in our other SEC filings.

     We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. You are cautioned not to place undue reliance on a forward looking statement. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this quarterly report, and the risk factors in our Form 10-K for the year ended December 31, 2001.

     Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for oil and natural gas. Declines in oil or natural gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil or natural gas prices also may reduce the amount of oil or natural gas that we can produce economically. The valuations and estimated quantities of our oil and natural gas reserves at December 31, 2001, included in our Form 10-K for the year ended December 31, 2001 are based upon prices in effect at December 31, 2001. Current oil and natural gas prices have increased since that time. A decline in oil and/or natural gas prices, could have a material adverse effect on the estimated value and estimated quantities of our oil and natural gas reserves, our ability to fund our operations and our financial condition, cash flow, results of operations and access to capital. Historically, oil and natural gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.

2002 OUTLOOK

     The following discussion reflects our estimates and expectations for 2002, assuming we do not complete any acquisitions or divestitures (other than the Canadian acquisition completed on April 29, 2002) during 2002. This outlook could be materially impacted by any acquisition or disposition we might complete.

     COMMODITY PRICES

     During 2001, commodity prices declined from historically high levels at the beginning of the year to more moderate levels by year end. Our outlook for 2002 commodity prices is uncertain. Significant factors that will impact 2002 commodity prices include the current military activity and political unrest in the Middle East, the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations are able to manage oil supply through export quotas, and the overall North American natural gas supply and demand fundamentals. We will continue to moderate our debt levels, follow cost management measures and strategically hedge oil and natural gas price risk to mitigate the impact of price volatility on our oil, natural gas and NGLs sales. We will continue to review our hedge positions each time we make a material acquisition.

     As of March 31, 2002, we had a hedge in place covering 562,000 Bbls of our remaining 2002 oil production under a swap contract with a weighted average fixed price to be received of $20.77 per Bbl. In April 2002, we increased our 2002 commodity hedge positions by entering into a hedge covering 14,000 Bbls of oil per month with a fixed price to be received of $24.58 per Bbl covering the period May to December 2002. We have now hedged approximately 67-74% of our forecasted oil production for the remainder of 2002. In April 2002, we also entered into a hedge covering 40,000 Bbls of oil per month for all of 2003 with a fixed price to be received of $22.94 per Bbl. We also had hedges in place covering 6,710,000 Mmbtus of our remaining 2002 natural gas production under swap contracts with a weighted average fixed price to be received of $2.89 per Mmbtu. These hedges cover approximately 59-64% of our forecasted natural gas production for the remainder of 2002. We also had a hedge in place covering 455,000 Mmbtus of natural gas per month for all of 2003 with a fixed price to be received of $3.50 per Mmbtu. Additionally, at March 31, 2002, we had approximately $6.9 million remaining in accumulated other comprehensive income related to our terminated hedge contracts with Enron North America. Of this amount, approximately $4.8 million will be reclassified into earnings during the remainder of 2002 and the balance of approximately $2.1 million will be reclassified into earnings in 2003. For more information regarding our hedging contracts, please review "Item 3 - Quantitative and Qualitative Disclosure About Market Risk".

     SECOND QUARTER 2002

     Based on our current estimates, we expect that our second quarter production will be between 5.2 Bcfe and 5.6 Bcfe. We expect second quarter production costs, including production and ad valorem taxes, to average $1.25 to $1.35 per Mcfe. Depreciation, depletion and amortization expense is expected to be between $.80 and $.85 per Mcfe and general and administrative expense is expected to be between $1.9 million and $2.1 million during the second quarter of 2002. Our interest expense is expected to be between $750,000 and $850,000 during the second quarter of 2002.

     PRODUCTION GROWTH

     We currently forecast that our annual 2002 production will be between 23.0 Bcfe and 24.2 Bcfe. This estimate includes approximately 2.3 Bcfe to 2.8 Bcfe of production related to our Canadian acquisition which closed on April 29, 2002.

     ACQUISITIONS AND CAPITAL EXPENDITURES

     For 2002, we have budgeted up to $21 million for development efforts plus related facilities. Approximately 50% of our capital budget is allocated to the U.S. and approximately 50% is allocated to Canada. Our capital expenditures budget is based on an expected range of future oil, natural gas and NGL prices as well as the expected cost of the capital additions. Should our price expectations for our future production or rig availability change sufficiently, we may accelerate some projects or defer some projects and, consequently, may increase or decrease total 2002 and future capital expenditures. In addition, if the actual costs of the budgeted items vary significantly from the anticipated amounts, actual capital expenditures could vary materially from our estimates.

     We funded our April 2002 Canadian acquisition from borrowings under our current credit agreements. As a key element of our growth strategy, we are continuously evaluating and bidding upon potential acquisitions of properties and companies. Although we have completed several major property acquisitions in recent years, these transactions are opportunity driven. Thus, we do not budget, nor can we reasonably predict, the timing or size of any acquisitions we do not describe in this report.

CRITICAL ACCOUNTING POLICIES

     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended March 31, 2002. Please see our annual report on Form 10-K for the year ended December 31, 2001 for a detailed discussion of our critical accounting policies.

OUR RESULTS OF OPERATIONS

     The following tables present production and average unit prices and costs for the periods and for the geographic segments indicated:

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                 ------------------
                                                                                  2001        2002
                                                                                 ------      ------
PRODUCTION:
     Oil (Mbbls)
        U.S....................................................................     213         216
        Canada.................................................................      --          72
                                                                                 ------      ------
        Total..................................................................     213         288
     Natural gas (Mmcf)
        U.S....................................................................   1,299       1,507
        Canada.................................................................      --       1,123
                                                                                 ------      ------
        Total..................................................................   1,299       2,630
     Natural gas liquids (Mbbls)
        U.S....................................................................      22          18
        Canada.................................................................      --          42
                                                                                 ------      ------
        Total..................................................................      22          60
     Mmcfe
        U.S....................................................................   2,709       2,909
        Canada.................................................................      --       1,809
                                                                                 ------      ------
        Total..................................................................   2,709       4,718

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    -------------------------------
                                                                                         2001            2002
                                                                                    --------------  ---------------
AVERAGE SALES PRICE (INCLUDING HEDGE SETTLEMENTS):
     Oil (Per Bbl)
        U.S. (1)...............................................................     $        27.81  $         18.29
        Canada.................................................................     $           --  $         19.62
        Total (2)..............................................................     $        27.81  $         18.63
     Natural gas (Per Mcf)
        U.S. (3)...............................................................     $         5.38  $          2.60
        Canada.................................................................     $           --  $          2.19
        Total (4)..............................................................     $         5.38  $          2.42
     Natural gas liquids (Per Bbl)
        U.S....................................................................     $        25.98  $         13.22
        Canada.................................................................     $           --  $         12.15
        Total..................................................................     $        25.98  $         12.47
     Total oil and natural gas revenues (Per Mcfe)
        U.S....................................................................     $         4.98  $          2.78
        Canada.................................................................     $           --  $          2.43
        Total..................................................................     $         4.98  $          2.65

(1) Reflects the impact of monthly hedge settlements which increased the U.S. average oil price by $0.86 per Bbl for the three months ended March 31, 2001, and decreased the U.S. average oil price by $0.80 per Bbl for the three months ended March 31, 2002.

(2) Reflects the impact of monthly hedge settlements which increased the total average oil price by $0.86 per Bbl for the three months ended March 31, 2001, and decreased the total average oil price by $0.59 per Bbl for the three months ended March 31, 2002.

(3) Reflects the impact of monthly hedge settlements which decreased the U.S. average natural gas price by $1.22 per Mcf for the three months ended March 31, 2001, and increased the U.S. average natural gas price by $0.55 per Mcf for the three months ended March 31, 2002.

(4) Reflects the impact of monthly hedge settlements which decreased the total average natural gas price by $1.22 per Mcf for the three months ended March 31, 2001, and increased the total average natural gas price by $0.31 per Mcf for the three months ended March 31, 2002.

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     ------------------------------
                                                                                         2001            2002
                                                                                     -------------  ---------------
EXPENSES (PER MCFE):
      Oil and natural gas production
         U.S......................................................................   $        1.44   $         1.22
         Canada...................................................................   $          --   $         1.04
         Total....................................................................   $        1.44   $         1.15
      Production and ad valorem taxes
         U.S......................................................................   $        0.42   $         0.31
         Canada...................................................................   $          --   $         0.04
         Total....................................................................   $        0.42   $         0.21
      General and administrative
         U.S......................................................................   $        0.35   $         0.51
         Canada...................................................................   $          --   $         0.21
         Total....................................................................   $        0.35   $         0.40
      Depreciation, depletion and amortization
         U.S......................................................................   $        0.77   $         0.77
         Canada...................................................................   $          --   $         0.86
         Total....................................................................   $        0.77   $         0.80

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2002

     REVENUES. Our revenues from the sale of oil, natural gas and NGLs for the three months ended March 31, 2002, decreased by $1.0 million, or 7%, to $12.5 million from $13.5 million for the same period in 2001. This decrease in revenues is primarily attributable to lower prices received for oil, natural gas and NGLs. Our average oil, natural gas and NGLs prices include the effects of quality, gathering and transportation costs as well as the effect of monthly oil and natural gas hedge settlements. Our average oil price received during the three months ended March 31, 2002, was $18.63 per Bbl as compared to $27.81 per Bbl for the same period in 2001, which decreased revenue by $2.0 million. Our average natural gas price received during the three months ended March 31, 2002, was $2.42 per Mcf as compared to $5.38 per Mcf for the same period in 2001, which decreased revenue by $3.8 million. Our average NGLs price received during the three months ended March 31, 2002, was $12.47 per Bbl as compared to $25.98 per Bbl for the same period in 2001, which decreased revenue by $293,000.

     The decrease in revenue resulting from lower oil, natural gas and natural gas liquids prices was partially offset by increased production. Our production of oil, natural gas and natural gas liquids increased by 75,000 barrels, 1.33 Bcf, and 38,000 barrels, respectively, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. These increases are primarily attributable to our acquisitions of the STB Energy properties, completed in March 2001, Addison Energy Inc., completed in April 2001, and the PrimeWest properties, completed in December 2001.

     Our other income for the three months ended March 31, 2002, was $2.2 million as compared to $184,000 for the same period in 2001. This income primarily consisted of income from derivative ineffectiveness and terminated hedges, interest income, salt water disposal income and well supervision fees. The increase in other income was primarily attributable to $2.1 million in non-cash income from derivative ineffectiveness and terminated hedges.

     COSTS AND EXPENSES. Our total costs and expenses for the three months ended March 31, 2002, increased by $3.6 million to $12.6 million from $9.0 million for the same period in 2001. This increase was mainly attributable to our acquisitions of the STB Energy properties, Addison Energy Inc. and the PrimeWest properties.

     Our oil and natural gas production costs for the three months ended March 31, 2002, increased $1.5 million, or 38%, to $5.4 million from $3.9 million in the same period in 2001. Our acquisitions of the STB Energy properties, Addison Energy Inc. and the PrimeWest properties increased oil and natural gas production costs by $2.1 million. This increase was partially offset by reduced oil and natural gas production costs on properties acquired in September 2000. Operating costs on these properties were unusually high during the three months ended March 31, 2001 as a result of workovers and equipment repairs relating to production enhancement projects on these acquired properties. Oil and natural gas production costs on a unit of production basis decreased $0.29 per Mcfe to $1.15 per Mcfe for the three months ended March 31, 2002 from $1.44 per Mcfe during the same period in 2001. This resulted from the reduced costs from the acquired properties, as discussed above, and to the lower costs, on a unit of production basis, of our Canadian properties, which were not included in our results until April 2001. Production and ad valorem taxes for the three months ended March 31, 2002, decreased by $129,000, or 12%, to $972,000 from $1.1 million for the same period last year. This decrease is primarily attributable to lower production taxes in the United States. These taxes are generally based upon the price received for production. As a result, production taxes paid on the significantly reduced prices received for production during the three months ended March 31, 2002 when compared to the three months ended March 31, 2001 more than offset production taxes paid on the increased production. There are no production taxes paid in Canada.

     Our depreciation, depletion and amortization costs for the three months ended March 31, 2002, increased by $1.7 million, or 81%, to $3.8 million from $2.1 million for the same period in 2001. Our acquisitions of the STB Energy properties, Addison Energy Inc., and the PrimeWest properties increased depreciation, depletion and amortization costs by $1.8 million.

     Our general and administrative costs for the three months ended March 31, 2002, increased by $957,000, or 101%, to $1.9 million from $943,000 for the same period in 2001. The increase in general and administrative costs was primarily attributable to legal costs incurred in pursuing our bankruptcy claim against Enron North America Corp. and our increased staffing needs as a result of our acquisitions of the STB Energy properties, Addison Energy Inc. and the PrimeWest properties.

     Our interest expense for the three months ended March 31, 2002, decreased to $508,000 from $896,000 for the same period in 2001 due primarily to lower average outstanding borrowings during the three months ended March 31, 2002 when compared to the same period in 2001.

     For the three months ended March 31, 2002, we have not recorded any income tax expense. In Canada, our results of operations were approximately break even. In the U.S., it continues to be uncertain whether we will be able to utilize our net deferred tax asset. Accordingly, the tax effects of our U.S. generated income was offset by a reduction in our valuation allowance. Because of the deferred tax asset and resulting valuation allowance in the U.S., management expects tax expense on U.S. operations to be significantly reduced in the near future.

     NET INCOME. We had net income during the three months ended March 31, 2002 of $2.1 million or $0.10 per basic and diluted share. Substantially all of our net income during this period is attributable to the $2.1 million in other income resulting from the amortization of terminated hedges. This income is a non-cash item. For the three months ended March 31, 2001, we had net income of $3.0 million representing $0.43 per basic share and $0.40 per diluted share.

     LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     Most of our growth has resulted from recent acquisitions and the success of our development and exploitation program. Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining financing flexibility. In the past, we have utilized a variety of sources of capital to fund our acquisition, development and exploitation programs and to fund our operations. Our general financial strategy is to use a combination of cash flow from operations, bank financing and the sale or issuance of equity securities to fund our operations, conduct development and exploitation activities and to fund acquisitions. We do not have a set budget for acquisitions as these tend to be opportunity driven. Historically, we have used the proceeds from the issuance of equity securities and borrowings under our credit agreements to raise cash to fund acquisitions. We cannot assure you that funds will be available to us in the future to meet our budgeted capital spending or to fund acquisitions. Furthermore, our ability to borrow other than under our credit agreements is subject to restrictions imposed by our lenders. If we cannot secure additional funds for our planned development and exploitation activities or for future acquisitions, then we will be required to delay or reduce substantially these activities.

     During the three months ended March 31, 2002, we increased our long-term debt by 15% to approximately $51.9 million at March 31, 2002. We generated cash flow from operations before changes in working capital during the three months ended March 31, 2002 of approximately $3.8 million which helped fund our acquisition, development and exploitation activities. At March 31, 2002, our cash and cash equivalents balances increased 55% from December 31, 2001. Working capital at March 31, 2002 decreased significantly from December 31, 2001. This occurred primarily due to changes in the value of our outstanding hedge positions. As product prices at March 31, 2002 were higher than at December 31, 2001, the value of our hedges have changed from a net asset to a net liability. We also entered into new hedge contracts in March 2002 for additional natural gas volumes to be delivered during the remainder of 2002 and in 2003 that also increased our net oil and natural gas hedge derivative liabilities.

     ACQUISITIONS AND CAPITAL EXPENDITURES

     During the three months ended March 31, 2002, we spent approximately $2.6 million on oil and natural gas property acquisitions. We have planned development and exploitation activities for our major operating areas. We have budgeted up to $21.0 million for our development and exploitation activities in 2002, of which $10.5 million is for the United States and $10.5 million is for Canada. Through March 31, 2002, we have spent $1.5 million in the United States and $4.2 million in Canada on these activities. As of March 31, 2002, we are contractually obligated to spend $4.2 million. In addition, we are continuing to evaluate oil and natural gas properties for future acquisitions.

     We expect to continue to utilize cash from operations as well as our available funds under our credit agreements to fund our acquisitions, capital expenditures and working capital during the remainder of 2002. We believe that our capital resources from existing cash balances, cash flow from operating activities and borrowing capacity under our credit agreements are adequate to meet the cash requirements of our business. However, future cash flows are subject to a number of variables including production volumes and oil and natural gas prices. If cash flows decline we would be required to reduce our capital expenditure budget which in turn may effect our production in future periods. We cannot assure you that operations and other capital resources will provide cash in sufficient amounts to maintain or initiate planned levels of capital expenditures.

     On April 29, 2002, Addison, our Canadian subsidiary purchased oil and natural gas assets totaling approximately $25.8 million (CDN $40.5 million) ($24.7 million or CDN $36.3 million after contractual adjustments). The transaction was funded with borrowings under our U.S. and Canadian credit agreements.

     CREDIT AGREEMENTS

     U.S. CREDIT AGREEMENT. At March 31, 2002, our restated U.S. credit agreement provided for borrowings of up to $124.0 million under a revolving credit facility with a borrowing base of $58.0 million. At March 31, 2002, we had $10.5 million of outstanding indebtedness, letter of credit commitments of $310,000 and approximately $47.2 million available for borrowing under our U.S. credit agreement. The borrowing base has been redetermined to be $65.0 million effective as of April 26, 2002. The borrowing base is to be redetermined as of November 1, 2002, and each May 1 and November 1 thereafter. The U.S. credit agreement contains certain financial covenants and other restrictions that require us to maintain a minimum consolidated tangible net worth as well as certain financial ratios. As of March 31, 2002, we were in compliance with the covenants contained in the U.S. credit agreement. Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties. At our election, interest on borrowings may be (i) the greater of the administrative agent's prime rate or the federal funds effective rate plus an applicable margin or (ii) LIBOR (London InterBank Offered Rate) plus an applicable margin. At March 31, 2002, the six month LIBOR rate was 2.33%, which would result in an interest rate of approximately 3.33% on any new indebtedness we may incur under the U.S. credit agreement.

     CANADIAN CREDIT AGREEMENT. At March 31, 2002, our restated Canadian credit agreement provides for borrowings of up to $48.6 million under a revolving credit facility with a borrowing base of $45.0 million. At March 31, 2002, we had $41.4 million of outstanding indebtedness and approximately $3.6 million available for borrowing under our Canadian credit agreement. Effective as of April 26, 2002, the Canadian credit agreement was amended to provide for borrowings of up to $157.5 million with a borrowing base of $75.0 million. The borrowing base is to be redetermined as of November 1, 2002, and each May 1 and November 1 thereafter. The Canadian credit agreement contains certain financial covenants and other restrictions that require us to maintain a minimum consolidated tangible net worth as well as certain financial ratios. As of March 31, 2002, we were in compliance with the covenants contained in the Canadian credit agreement. Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and natural gas properties. At our election, interest on borrowings may be (i) the Canadian prime rate plus an applicable margin or (ii) the Banker's Acceptance rate plus an applicable margin. At March 31, 2002, the six month Banker's Acceptance rate was 2.77%, which would result in an interest rate of approximately 4.27% on any new indebtedness we incur under the Canadian credit agreement. During April 2002, we borrowed an additional $24.3 million to fund the acquisition of oil and natural gas properties and capital expenditures. This increased total outstanding borrowings to $66.5 million and reduced the amount available for borrowing under our Canadian credit agreement to $8.5 million.

     FINANCIAL COVENANTS AND RATIOS. The U.S. and Canadian credit agreements contain financial covenants and other restrictions which require that we:

     - maintain a ratio of our consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0 at the end of any fiscal quarter;

     - maintain a minimum consolidated tangible net worth of not less that $48.0 million (adjusted upward by 50% of quarterly net income and 75% of the net proceeds from the issuance of any equity securities after April 26, 2001);

     - not permit the ratio of consolidated debt to consolidated total capital to be greater than 65% at the end of each fiscal quarter; and

     - not permit the ratio of indebtedness to earnings before interest expense, state and federal taxes and depreciation, depletion and amortization expense to be more than 2.5 to 1.0 at the end of each fiscal quarter.

     Our current assets to current liabilities ratio as defined under our credit agreements was 4.9 to 1.0 at March 31, 2002.

     Our consolidated tangible net worth at March 31, 2002 as defined under our credit agreements was approximately $159.5 million, as compared to approximately $130.1 million required under our credit agreements.

     At March 31, 2002 our consolidated debt to consolidated total capital was 29% and our ratio of indebtedness to earnings before interest expense, state and federal taxes and depreciation, depletion and amortization expense was 1.7 to 1.0.

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

     CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table presents a summary of our contractual obligations at March 31, 2002, with set and determinable payments:

                                                                PAYMENTS DUE BY PERIOD
                                   ----------------------------------------------------------------------------------
                                     REMAINDER OF                                       2007 AND
CONTRACTUAL OBLIGATIONS                  2002         2003-2004        2005-2006       THEREAFTER         TOTAL
---------------------------------- ---------------- --------------- ---------------- --------------- ----------------
                                                                    (IN THOUSANDS)
Long-term debt..................   $             -- $        51,945 $             -- $            -- $         51,945
Operating leases................                572           1,455              934             210            3,171
Drilling/work commitments.......              4,174              --               --              --            4,174
Preferred stock dividends.......              3,941           2,628               --              --            6,569
                                   ---------------- --------------- ---------------- --------------- ----------------
Total contractual cash obligations $          8,687 $        56,028 $            934 $           210 $         65,859
                                   ================ =============== ================ =============== ================

     We also have $310,000 in letters of credit that have been issued to various state regulatory agencies and all of which expire in 2002. See "Item 3 - Quantitative and Qualitative Disclosure About Market Risk," for discussion of our derivative positions.

     EFFECTS OF THE 5% CONVERTIBLE PREFERRED STOCK OFFERING

     On June 29, 2001, we sold 5,004,869 shares of 5% convertible preferred stock. We raised approximately $105.1 million in gross proceeds (approximately $101.2 million in net proceeds after fees and commissions). We applied approximately $97.6 million of the offering proceeds to payoff acquisition financing and used the remaining proceeds for general corporate purposes.

     Dividends on our preferred stock, which are payable quarterly beginning September 30, 2001, are payable only in cash. Currently, the requirement for such dividend payments is approximately $1.3 million per quarter. The board declared a dividend on March 5, 2002, to shareholders of record as of March 15, 2002. The dividend was paid on March 29, 2002. Each share of our 5% convertible preferred stock is convertible into one share of our common stock on or before June 30, 2003. Any share of 5% convertible preferred stock that has not been converted into our common stock by June 30, 2003, will be automatically converted into our common stock on that date.

     COMMON STOCK

     During the three months ended March 31, 2002, employees exercised stock options on a total of 11,295 shares of our common stock resulting in proceeds to us of approximately $130,000.

     We have not paid any dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

     HEDGING TRANSACTIONS

     Our production is generally sold at prevailing market prices. However, we periodically enter into hedging transactions for a portion of our production when market conditions are deemed favorable and oil and natural gas prices exceed our minimum internal price targets. See the discussions in "Item 3 - Quantitative and Qualitative Disclosure About Market Risk."

     Our objective in entering into hedging transactions is to manage price fluctuations and achieve a more predictable cash flow associated with our acquisition activities and borrowings under our credit agreements. These transactions limit exposure to declines in prices, but also limit the benefits we would realize if prices increase. As of March 31, 2002, we had entered into the following swap contracts to hedge our natural gas and oil production under the following terms:

     - 619,000-769,000 Mmbtus per month from April 1, 2002 through December 31, 2002,

     - 455,000 Mmbtus per month from January 1, 2003 through December 31, 2003, and

     -    60,000-66,000 Bbls per month from April 1, 2002 through
        December
31, 2002.

     On April 5, 2002, we entered into an additional swap contract to hedge our oil production under the following terms:

     - 14,000 Bbls per month from May 1, 2002 through December 31, 2003 at $24.58 per barrel, and

     - 40,000 Bbls per month from January 1, 2003 through December 31, 2003 at $22.94 per barrel.

     We may use derivative instruments to manage exposure to commodity prices, foreign currency and interest rate risks. Our objectives for holding derivatives are to minimize risks using the most effective methods to eliminate or reduce the impacts of these exposures.

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

     The following table sets forth our oil and natural gas hedging activities as of April 30, 2002. Our contracts are swap agreements for the sale of oil or natural gas based on NYMEX pricing.

                        OIL SWAPS                                              NATURAL GAS SWAPS
-------------------------------------------------------      -------------------------------------------------------
   2002 CONTRACT         VOLUMES       WEIGHTED AVERAGE       2002 CONTRACT         VOLUMES        WEIGHTED AVERAGE
      PERIOD              (BBLS)         STRIKE PRICE            PERIOD             (MMBTUS)         STRIKE PRICE
-------------------------------------------------------      -------------------------------------------------------
  Second Quarter         224,000        $ 21.25 per Bbl      Second Quarter        2,156,000       $  2.87 per Mmbtu
  Third Quarter          228,000        $ 21.47 per Bbl      Third Quarter         2,285,000       $  2.89 per Mmbtu
  Fourth Quarter         222,000        $ 21.49 per Bbl      Fourth Quarter        2,269,000       $  2.89 per Mmbtu

-------------------------------------------------------      -------------------------------------------------------
   2003 CONTRACT         VOLUMES       WEIGHTED AVERAGE       2003 CONTRACT         VOLUMES        WEIGHTED AVERAGE
      PERIOD              (BBLS)         STRIKE PRICE            PERIOD             (MMBTUS)         STRIKE PRICE
-------------------------------------------------------      -------------------------------------------------------
  First Quarter          120,000        $ 22.94 per Bbl      First Quarter         1,365,000       $  3.50 per Mmbtu
  Second Quarter         120,000        $ 22.94 per Bbl      Second Quarter        1,365,000       $  3.50 per Mmbtu
  Third Quarter          120,000        $ 22.94 per Bbl      Third Quarter         1,365,000       $  3.50 per Mmbtu
  Fourth Quarter         120,000        $ 22.94 per Bbl      Fourth Quarter        1,365,000       $  3.50 per Mmbtu

     Realized gains or losses from the settlement of the swaps are recorded in our financial statements as increases or decreases in oil and natural gas revenues. For example, using the oil swaps in place during the quarter ended March 31, 2002, if the settlement price exceeded the actual weighted average strike price of $20.77, then a reduction in oil revenues would have been recorded for the difference between the settlement price and $20.77 multiplied by the hedged volume of 199,000 Bbls. Conversely, if the settlement price was less than $20.77, then an increase in oil revenues would have been recorded for the difference between the settlement price and $20.77 multiplied by the hedged volume of 199,000 Bbls. For example, for a hedged volume of 199,000 Bbls, if the settlement price was $21.77, then oil revenues would have decreased by $199,000. Conversely, if the settlement price was $19.77, oil revenues would have increased by $199,000.

     We report average oil, natural gas and NGLs prices including the effects of quality, gathering and transportation costs as well as the net effect of monthly oil and natural gas hedge settlements. The following table sets forth our oil, natural gas and NGL prices, both realized before monthly hedge settlements and realized including monthly hedge settlements and the net effects of the monthly settlements of our oil and natural gas price hedges on revenue.

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                    ------------------------------------
                                                                                           2001              2002
                                                                                    -----------------  -----------------
                                                                                    (IN THOUSANDS, EXCEPT PER UNIT DATA)
Average price per Bbl of oil - realized before monthly hedge settlements............$           26.95    $         19.22
Average price per Bbl of oil - realized including monthly hedge settlements.........            27.81              18.63
Average price per Bbl of NGLs - realized before monthly hedge settlements...........            25.98              12.47
Average price per Bbl of NGLs - realized including monthly hedge settlements........            25.98              12.47
Average price per Mcf of natural gas - realized before monthly hedge settlements....             6.60               2.11
Average price per Mcf of natural gas - realized including monthly hedge settlements.             5.98               2.42
Increase (reduction) in revenue from monthly hedge settlements......................$          (1,402)   $           645

     INTEREST RATE RISK

     At March 31, 2002, our exposure to interest rates related primarily to borrowings under our credit agreements and interest earned on short-term investments. As of March 31, 2002, we were not using any derivatives to manage interest rate risk. Interest is payable on borrowings under the credit agreements based on a floating rate as more fully described in "Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." If short-term interest rates would have averaged 1% higher during the three months ended March 31, 2002, our interest expense would have increased by approximately $121,000. This amount was determined by applying the hypothetical interest rate change of 1% to our outstanding borrowings under the credit agreements during the three months ended March 31, 2002.

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

                          PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our Annual Meeting of Shareholders on April 25, 2002, at which meeting the shareholders of our common stock and our convertible preferred stock considered the following:

     (1) the election of eight directors to hold office until the next Annual Meeting of Shareholders or until their successors have been duly qualified and elected,

     (2) an amendment to the EXCO Resources, Inc. 1998 Stock Option Plan to increase the number of shares of common stock authorized for option grants from 2,200,000 to 3,500,000 and to ratify and confirm options previously granted by the Board of Directors and not yet approved by the shareholders, and

     (3) the ratification of the appointment of Ernst & Young LLP as our independent auditors.

     Douglas H. Miller was elected as a director and received 8,187,889 votes for his election, with 25,353 votes withheld. T. W. Eubank was elected as a director and received 8,187,889 votes for his election, with 25,353 votes withheld. J. Douglas Ramsey was elected as a director and received 8,187,889 votes for his election, with 25,353 votes withheld. Jeffrey D. Benjamin was elected as a director and received 8,203,549 votes for his election, with 9,693 votes withheld. Earl E. Ellis was elected as a director and received 8,203,549 votes for his election, with 9,693 votes withheld. J. Michael Muckleroy was elected as a director and received 8,187,989 votes for his election, with 25,253 votes withheld. Boone Pickens was elected as a director and received 8,203,549 votes for his election, with 9,693 votes withheld. Stephen F. Smith was elected as a director and received 8,203,749 votes for his election, with 9,493 votes withheld.

     The proposal to amend the EXCO Resources, Inc. 1998 Stock Option Plan to increase the number of shares of common stock authorized for option grants from 2,200,000 to 3,500,000 shares and to ratify and confirm all of the options heretofore granted by the Board of Directors was approved with 5,356,723 votes in favor of approval, 763,015 votes against and 2,281 votes abstained. The proposal to ratify the appointment of Ernst & Young LLP as our independent auditors was approved with 8,159,183 votes in favor of approval, 52,228 votes against and 1,831 votes abstained.

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

     3.2 Restated Bylaws of EXCO, as amended, filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.

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

     4.8 First Amendment to Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001, filed as an Exhibit to EXCO's Form 10-Q, dated November 14, 2001 and incorporated by reference herein.

     4.9 Second Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001, filed as an Exhibit to EXCO's Form 10-Q, dated November 14, 2001 and incorporated by reference herein.

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

     4.11 Restated Credit Agreement among Addison Energy, Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated December 18, 2001, filed as an Exhibit to EXCO's Form 8-K filed January 2, 2002 and incorporated by reference herein.

     4.12 Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 (filed herewith).

     4.13 Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 (filed herewith).

     10.1* EXCO Resources, Inc. 1998 Stock Option Plan, filed as Appendix A to EXCO's Proxy Statement dated March 17, 1998 and incorporated by reference herein.

     10.2* Amendment No. 1 to the EXCO Resources, Inc. 1998 Stock Option Plan, filed as Exhibit 10.10 to EXCO's Form 10-Q dated May 17, 1999 and incorporated by reference herein.

     10.3* Amendment No. 2 to EXCO Resources, Inc. 1998 Stock Option Plan filed as Exhibit 4.6 to Form S-8 filed April 26, 2001 and incorporated by reference herein.

     10.4* Amendment No. 3 to the EXCO Resources, Inc. 1998 Stock Option Plan filed as Exhibit 4.8 to Form S-8 filed May 10, 2002 and incorporated by reference herein.

     10.5* EXCO Resources, Inc. 1998 Director Compensation Plan filed as Appendix D to EXCO's Proxy Statement dated March 16, 1999 and incorporated by reference herein.

     10.6 Purchase and Sale Agreement between Central Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated August 31, 2000, filed as an Exhibit to EXCO's Form 8-K filed October 2, 2000 and incorporated by reference herein.

     10.7 Amended and Restated Credit Agreement among EXCO Resources, Inc., as borrower, Bank of America, N.A., as administrative agent, Bank One, Texas, N.A., as syndication agent and the financial institutions listed on Schedule I, dated September 22, 2000, filed as an Exhibit to EXCO's Form 8-K filed October 2, 2000 and incorporated by reference herein.

     10.8 Warrant Agreement including Exhibit 3, the Form of Registration Rights Agreement among EXCO Resources, Inc., as issuer , and Central Resources, Inc., as registered holder, dated September 22, 2000, as Exhibit E to the Purchase and Sale Agreement between Central Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated August 31, 2000, filed as an Exhibit to EXCO's Form 8-K filed October 2, 2000 and incorporated by reference herein.

     10.9 Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.

     10.10 Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.

     10.11 First Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.

     10.12 First Amendment to Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001, filed as an Exhibit to EXCO's Form 10-Q filed November 14, 2001 and incorporated by reference herein.

     10.13 Second Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001, filed as an Exhibit to EXCO's Form 10-Q filed November 14, 2001 and incorporated by reference herein.

     10.14 Agreement of Purchase and Sale among PrimeWest Energy Inc. and PrimeWest Oil and Gas Corp., as sellers, and Addison Energy Inc., as buyer, dated November 22, 2001, filed as an Exhibit to EXCO's Form 8-K filed January 2, 2002 and incorporated by reference herein.

     10.15 Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated December

            18, 2001, filed as an Exhibit to EXCO's Form 8-K filed January 2, 2002 and incorporated by reference herein.

     10.16 Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated December 18, 2001, filed as an Exhibit to EXCO's Form 8-K filed January 2, 2002 and incorporated by reference herein.

     10.17* Promissory Note dated September 15, 1998 by and between Douglas H.
            Miller, as maker, and EXCO Resources, Inc., as payee, filed as an Exhibit to Mr. Miller's Schedule 13 D/A filed September 23, 1998 and incorporated by reference herein.

     10.18* Pledge Agreement dated September 15, 1998 by and between Douglas H.
            Miller, as pledgor, and EXCO Resources, Inc., as the secured party, filed as an Exhibit to Mr. Miller's Schedule 13 D/A filed September 23, 1998 and incorporated by reference herein.

     10.19* Promissory Note dated November 29, 1999 by and between Douglas H.
            Miller, as maker, and EXCO Resources, Inc., as payee, filed as an Exhibit to Mr. Miller's Schedule 13 D/A filed February 11, 2002 and incorporated by reference herein.

     10.20* Pledge Agreement dated November 29, 1999 by and between Douglas H.
            Miller, as pledgor, and EXCO Resources, Inc., as the secured party, filed as an Exhibit to Miller's Schedule 13 D/A filed February 11, 2002 and incorporated by reference herein.

     10.21 Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 (filed herewith).

     10.22 Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 (filed herewith).

----------
*These exhibits are management contracts.

       (b)  REPORTS ON FORM 8-K

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

                                     EXCO RESOURCES, INC.
                                     (Registrant)

Date: May 14, 2002                      By: /s/ J. DOUGLAS RAMSEY
                                            -----------------------------------
                                            J. Douglas Ramsey
                                            Vice President and Chief Financial
                                            Officer

                                        By: /s/ J. DAVID CHOISSER
                                            -----------------------------------
                                            J. David Choisser
                                            Vice President and Chief Accounting
                                            Officer

                               INDEX TO EXHIBITS

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

     3.2 Restated Bylaws of EXCO, as amended, filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.

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

     4.8 First Amendment to Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001, filed as an Exhibit to EXCO's Form 10-Q, dated November 14, 2001 and incorporated by reference herein.

     4.9 Second Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001, filed as an Exhibit to EXCO's Form 10-Q, dated November 14, 2001 and incorporated by reference herein.

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

     4.11 Restated Credit Agreement among Addison Energy, Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated December 18, 2001, filed as an Exhibit to EXCO's Form 8-K filed January 2, 2002 and incorporated by reference herein.

     4.12 Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 (filed herewith).

     4.13 Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 (filed herewith).

     10.1* EXCO Resources, Inc. 1998 Stock Option Plan, filed as Appendix A to EXCO's Proxy Statement dated March 17, 1998 and incorporated by reference herein.

     10.2* Amendment No. 1 to the EXCO Resources, Inc. 1998 Stock Option Plan, filed as Exhibit 10.10 to EXCO's Form 10-Q dated May 17, 1999 and incorporated by reference herein.

     10.3* Amendment No. 2 to EXCO Resources, Inc. 1998 Stock Option Plan filed as Exhibit 4.6 to Form S-8 filed April 26, 2001 and incorporated by reference herein.

     10.4* Amendment No. 3 to the EXCO Resources, Inc. 1998 Stock Option Plan filed as exhibit 4.8 to Form S-8 filed May 10, 2002 and incorporated by reference herein.

     10.5* EXCO Resources, Inc. 1998 Director Compensation Plan filed as Appendix D to EXCO's Proxy Statement dated March 16, 1999 and incorporated by reference herein.

     10.6 Purchase and Sale Agreement between Central Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated August 31, 2000, filed as an Exhibit to EXCO's Form 8-K filed October 2, 2000 and incorporated by reference herein.

     10.7 Amended and Restated Credit Agreement among EXCO Resources, Inc., as borrower, Bank of America, N.A., as administrative agent, Bank One, Texas, N.A., as syndication agent and the financial institutions listed on Schedule I, dated September 22, 2000, filed as an Exhibit to EXCO's Form 8-K filed October 2, 2000 and incorporated by reference herein.

     10.8 Warrant Agreement including Exhibit 3, the Form of Registration Rights Agreement among EXCO Resources, Inc., as issuer , and Central Resources, Inc., as registered holder, dated September 22, 2000, as Exhibit E to the Purchase and Sale Agreement between Central Resources, Inc., as seller, and EXCO Resources, Inc., as buyer, dated August 31, 2000, filed as an Exhibit to EXCO's Form 8-K filed October 2, 2000 and incorporated by reference herein.

     10.9 Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.

     10.10 Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.

     10.11 First Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.

     10.12 First Amendment to Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001, filed as an Exhibit to EXCO's Form 10-Q filed November 14, 2001 and incorporated by reference herein.

     10.13 Second Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001, filed as an Exhibit to EXCO's Form 10-Q filed November 14, 2001 and incorporated by reference herein.

     10.14 Agreement of Purchase and Sale among PrimeWest Energy Inc. and PrimeWest Oil and Gas Corp., as sellers, and Addison Energy Inc., as buyer, dated November 22, 2001, filed as an Exhibit to EXCO's Form 8-K filed January 2, 2002 and incorporated by reference herein.

     10.15 Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated December 18, 2001, filed as an Exhibit to EXCO's Form 8-K filed January 2, 2002 and incorporated by reference herein.

     10.16 Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated December 18, 2001, filed as an Exhibit to EXCO's Form 8-K filed January 2, 2002 and incorporated by reference herein.

     10.17* Promissory Note dated September 15, 1998 by and between Douglas H.
            Miller, as maker, and EXCO Resources, Inc., as payee, filed as an Exhibit to Mr. Miller's Schedule 13 D/A filed September 23, 1998 and incorporated by reference herein.

     10.18* Pledge Agreement dated September 15, 1998 by and between Douglas H.
            Miller, as pledgor, and EXCO Resources, Inc., as the secured party, filed as an Exhibit to Mr. Miller's Schedule 13 D/A filed September 23, 1998 and incorporated by reference herein.

     10.19* Promissory Note dated November 29, 1999 by and between Douglas H.
            Miller, as maker, and EXCO Resources, Inc., as payee, filed as an Exhibit to Mr. Miller's Schedule 13 D/A filed February 11, 2002 and incorporated by reference herein.

     10.20* Pledge Agreement dated November 29, 1999 by and between Douglas H.
            Miller, as pledgor, and EXCO Resources, Inc., as the secured party, filed as an Exhibit to Miller's Schedule 13 D/A filed February 11, 2002 and incorporated by reference herein.

     10.21 Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 (filed herewith).

     10.22 Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 (filed herewith).

----------
*These exhibits are management contracts.