Form 10-Q
period 2002-06-30
EXCO RESOURCES INC
filed 2002-08-14
CIK 316300

Use these links to rapidly review the document
EXCO RESOURCES, INC. INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 0-9204

EXCO RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Texas (State of incorporation)	74-1492779 (I.R.S. Employer Identification No.)
6500 Greenville Avenue Suite 600, LB 17 Dallas, Texas (Address of principal executive offices)	75206 (Zip Code)
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

YES ☒        NO ☐

The number of shares of common stock, par value $0.02 per share, outstanding at July 31, 2002 was 7,015,317 shares (excludes 220,258 treasury shares)

EXCO RESOURCES, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2001	June 30, 2002
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,856	$3,383
Accounts receivable:
Oil and natural gas sales	6,151	8,313
Joint interest	4,156	1,852
Interest and other	3,563	3,835
Oil and natural gas hedge derivatives	696	—
Other	4,699	4,555

Total current assets	21,121	21,938
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	6,647	5,666
Proved developed and undeveloped oil and natural gas properties	233,889	284,396
Allowance for depreciation, depletion and amortization	(75,701)	(102,340)

Oil and natural gas properties, net	164,835	187,722
Office and field equipment, net	966	1,093
Deferred financing costs	1,249	1,256
Other assets	2,885	2,755

Total assets	$191,056	$214,764

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,008	$12,700
Revenues and royalties payable	2,186	3,529
Accrued interest payable	128	269
Oil and natural gas hedge derivatives	—	5,941

Total current liabilities	13,322	22,439
Long-term debt	44,994	84,865
Deferred abandonment	1,466	1,598
Deferred income taxes	10,895	3,583
Oil and natural gas hedge derivatives	—	1,464
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares — 10,000,000 Issued and outstanding shares—5,004,869 at December 31, 2001 and June 30, 2002	101,175	101,175
Common stock, $.02 par value
Authorized shares—25,000,000 Issued and outstanding shares—7,172,587 and 7,226,573 at December 31, 2001 and June 30, 2002, respectively	143	145
Additional paid-in capital	51,138	51,797
Notes receivable-employees	(1,117)	(1,147)
Deficit eliminated in quasi-reorganization	(8,799)	(8,799)
Retained earnings (deficit) since December 31, 1997	(29,392)	(37,748)
Accumulated other comprehensive income (loss)	8,096	(2,293)
Treasury stock, at cost: 67,446 and 164,282 shares at December 31, 2001 and June 30, 2002, respectively	(865)	(2,315)

Total stockholders' equity	120,379	100,815

Total liabilities and stockholders' equity	$191,056	$214,764

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenues:
Oil and natural gas	$16,364	$15,435	$29,843	$27,925
Other income	1,506	1,693	1,690	3,851

Total revenues	17,870	17,128	31,533	31,776
Costs and expenses:
Oil and natural gas production	6,597	6,917	11,632	13,327
Depreciation, depletion and amortization	3,730	4,530	5,817	8,322
General and administrative	1,195	2,359	2,139	4,231
Interest	1,831	766	2,727	1,274
Impairment of oil and natural gas properties and marketable securities	—	17,907	—	17,907

Total costs and expenses	13,353	32,479	22,315	45,061

Income (loss) before income taxes	4,517	(15,351)	9,218	(13,285)
Income tax expense (benefit)	1,696	(7,548)	3,435	(7,548)

Net income (loss)	2,821	(7,803)	5,783	(5,737)
Dividends on preferred stock	—	1,314	—	2,628

Earnings (loss) on common stock	$2,821	$(9,117)	$5,783	$(8,365)

Basic earnings (loss) per share	$.40	$(1.28)	$.83	$(1.17)

Diluted earnings (loss) per share	$.37	$(1.28)	$.77	$(1.17)

Weighted average number of common and common equivalent shares outstanding:
Basic	7,025	7,125	6,948	7,120

Diluted	7,629	7,125	7,510	7,120

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Operating Activities:
Net income (loss)	$2,821	$(7,803)	$5,783	$(5,737)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	4,099	4,530	6,186	8,322
Impairment of oil and natural gas properties	—	17,459	—	17,459
Impairment of marketable securities	—	448	—	448
Deferred income taxes	1,549	(7,787)	2,319	(7,787)
Income from derivative ineffectiveness and terminated hedges	(1,288)	(1,671)	(1,288)	(3,691)
Other operating activities	(42)	145	(42)	146

Cash flow before changes in working capital	7,139	5,321	12,958	9,160
Effect of changes in:
Accounts receivable	599	(2,000)	747	(130)
Other current assets	(2,877)	2,834	(2,426)	(170)
Accounts payable and other current liabilities	(235)	1,295	85	3,028

Net cash provided by operating activities	4,626	7,450	11,364	11,888
Investing Activities:
Additions to oil and natural gas property and equipment	(7,774)	(34,772)	(30,477)	(43,990)
Acquisition of Addison Energy Inc.	(44,864)	—	(44,864)	—
Other investing activities	32	(944)	(734)	(915)

Net cash used in investing activities	(52,606)	(35,716)	(76,075)	(44,905)
Financing Activities:
Proceeds from long-term debt	100,441	29,939	116,441	37,939
Payments on long-term debt	(154,447)	—	(156,833)	(1,000)
Proceeds from issuance of preferred stock	101,631	—	101,631	—
Proceeds from exercise of stock options and warrant	2,299	530	2,471	660
Preferred stock dividends	—	(1,314)	—	(2,628)
Deferred financing costs	(1,302)	(234)	(1,375)	(300)
Other financing activities	461	(10)	434	(29)

Net cash provided by financing activities	49,083	28,911	62,769	34,642

Net increase (decrease) in cash	1,103	645	(1,942)	1,625
Effect of exchange rates on cash and cash equivalents	77	(145)	77	(98)
Cash at beginning of period	5,155	2,883	8,200	1,856

Cash at end of period	$6,335	$3,383	$6,335	$3,383

Supplemental Cash Flow Information:
Interest paid	$1,494	$604	$2,427	$1,212

Income taxes paid	$4,017	$—	$6,599	$—

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net income (loss)	$2,821	$(7,803)	$5,783	$(5,737)
Other comprehensive income (loss):
Foreign currency translation adjustments	176	1,511	176	1,499
Unrealized loss on equity investments	—	(97)	—	(97)
Hedging activities:
Cumulative effect of change in accounting principle at January 1, 2001	—	—	(1,068)	—
Effective changes in fair value	9,693	62	14,696	(7,518)
Reclassification adjustments for settled contracts	(196)	2,050	(2,892)	1,581
Amortization of terminated contracts	—	(1,649)	—	(3,784)

Total hedging activities	9,497	463	10,736	(9,721)

Total comprehensive income (loss)	$12,494	$(5,926)	$16,695	$(14,056)

See accompanying notes.

EXCO RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

1.    Basis of Presentation

        In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of EXCO Resources, Inc. as of December 31, 2001 and June 30, 2002 and the results of operations and cash flows for the three and six month periods ended June 30, 2001 and 2002.

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

        The results of operations for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results we expect for the full year.

        Certain prior year amounts have been reclassified to conform to current year presentation.

2.    Stock Transactions

        On June 29, 2001, we closed our rights offering to existing shareholders that resulted in the sale of 5,004,869 shares of 5% convertible preferred stock at $21.00 per share. We raised a total of approximately $105.1 million in gross proceeds (approximately $101.2 million in net proceeds after fees and commissions), through the exercise of 4,466,869 rights and the sale of 538,000 shares of preferred stock by dealer managers. We applied approximately $97.6 million of the offering proceeds to pay off acquisition financing, and have used the remaining proceeds for general corporate purposes. Each share of 5% convertible preferred stock is convertible into one share of our common stock, at the option of the holder, on or before June 30, 2003. Any share of 5% convertible preferred stock still outstanding on June 30, 2003, will be automatically converted into our common stock.

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

        During the three and six month periods ended June 30, 2002, we acquired 100,500 shares of our common stock through several open market transactions. The total amount paid for the shares was approximately $1.5 million, or an average of $14.93 per share. The shares may be reissued in the future through the exercise of stock options, under the Board of Directors compensation plan or for other corporate purposes.

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

        Since we reported a net loss for the three and six month periods ended June 30, 2002, our common stock equivalents are considered to be anti-dilutive and are not considered in the diluted earnings per share calculation. Employee and director stock options and our convertible preferred stock would have increased the diluted weighted average number of shares outstanding by 469,000 shares and 5,004,869 shares for the three month period ended June 30, 2002 and 463,000 shares and 5,004,869 shares for the six month period ended June 30, 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(In thousands)
Weighted average number of basic shares outstanding	7,025	7,125	6,948	7,120
Effects of:
Employee and director stock options	518	—	493	—
Convertible preferred stock	55	—	28	—
Warrant	31	—	41	—

Weighted average number of diluted shares outstanding	7,629	7,125	7,510	7,120

4.    Oil and Natural Gas Properties

        We have recorded oil and natural gas properties at cost using the full cost method of accounting. Under the full cost method, all costs associated with the acquisition, exploration or development of oil and natural gas properties are capitalized as part of the full cost pool.

        Unproved oil and natural gas properties are excluded from the calculation of depreciation, depletion and amortization until it is determined whether or not proved reserves can be assigned to such properties. At December 31, 2001 and June 30, 2002, the $6.6 million and $5.7 million, respectively, in unproved oil and natural gas properties resulted from the allocation of a portion of the purchase price of Canadian properties to undeveloped acreage and to possible and probable reserves. We assess our unproved oil and natural gas properties on a quarterly basis. During the three and six months periods ended June 30, 2002, we reclassified $369,000 and $1.3 million, respectively, from unproved oil and natural gas properties to proved developed and undeveloped oil and natural gas properties.

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

        At the end of each quarterly period, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using current period-end prices discounted at 10%, adjusted for related income tax effects. This ceiling test calculation is done separately for the United States and Canadian full cost pools.

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

        As a result of low natural gas prices for Canadian production on June 30, 2002, we have recorded a non-cash ceiling test write-down of $17.5 million pre-tax ($9.7 million after-tax) to the Canadian full cost pool.

5.    Geographic Operating Segment Information

        The only industry segment in which we operate is the oil and natural gas exploration and production industry; however, we are organizationally structured along geographic operating segments. We have reportable operations in the United States and Canada. The following tables provide our interim geographic operating segment data. Operating segment data represents Canadian activity beginning April 26, 2001, when we acquired our Canadian subsidiary, Addison Energy Inc. Geographic operating segment income tax expenses have been determined based on expected effective tax rates for the various tax jurisdictions where we have oil and natural gas producing activities.

	Three Months Ended June 30, 2001		Three Months Ended June 30, 2002
	United States	Canada	United States	Canada
	(In thousands)
Revenues:
Oil and natural gas	$13,877	$2,487	$7,952	$7,483
Other income	1,506	—	1,693	—

Total revenues	15,383	2,487	9,645	7,483
Costs and expenses:
Oil and natural gas production	6,123	474	4,658	2,259
Depreciation, depletion and amortization	2,523	1,207	2,338	2,192
General and administrative	1,057	138	1,634	725
Interest	1,529	302	133	633
Impairment of oil and natural gas properties and marketable securities	—	—	448	17,459

Total costs and expenses	11,232	2,121	9,211	23,268

Income (loss) before income taxes	4,151	366	434	(15,785)
Income tax expense (benefit)	1,535	161	—	(7,548)

Net income (loss)	$2,616	$205	$434	$(8,237)

Total assets	$137,448	$86,792	$105,769	$108,995

	Six Months Ended June 30, 2001		Six Months Ended June 30, 2002
	United States	Canada	United States	Canada
	(In thousands)
Revenues:
Oil and natural gas	$27,356	$2,487	$16,049	$11,876
Other income	1,690	—	3,851	—

Total revenues	29,046	2,487	19,900	11,876
Costs and expenses:
Oil and natural gas production	11,158	474	9,112	4,215
Depreciation, depletion and amortization	4,610	1,207	4,577	3,745
General and administrative	2,001	138	3,121	1,110
Interest	2,425	302	231	1,043
Impairment of oil and natural gas properties and marketable securities	—	—	448	17,459

Total costs and expenses	20,194	2,121	17,489	27,572

Income (loss) before income taxes	8,852	366	2,411	(15,696)
Income tax expense (benefit)	3,274	161	—	(7,548)

Net income (loss)	$5,578	$205	$2,411	$(8,148)

Total assets	$137,448	$86,792	$105,769	$108,995

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

        U.S. Credit Agreement. Our restated U.S. credit agreement provides for borrowings of up to $124.0 million under a revolving credit facility with a borrowing base of $65 million. At June 30, 2002, we had approximately $12.5 million of outstanding indebtedness, letter of credit commitments of $310,000 and approximately $52.2 million available for borrowing under our U.S. credit agreement. The borrowing base is to be redetermined as of November 1, 2002, and each May 1 and November 1 thereafter. Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties. At our election, interest on borrowings may be either (i) the greater of the administrative agent's prime rate or the federal funds effective rate plus an applicable margin or (ii) LIBOR (London InterBank Offered Rate) plus an applicable margin.

        Canadian Credit Agreement. Our restated Canadian credit agreement provides for borrowings of up to U.S. $157.5 million under a revolving credit facility with a borrowing base of U.S. $75.0 million. At June 30, 2002, we had approximately U.S. $71.4 million of outstanding indebtedness and approximately U.S. $3.6 million available for borrowing under our Canadian credit agreement. The borrowing base is to be redetermined as of November 1, 2002, and each May 1 and November 1 thereafter. Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and natural gas properties. At our election, interest on borrowings may be either (i) the Canadian prime rate plus an applicable margin or (ii) the Banker's Acceptance rate plus an applicable margin.

        Financial Covenants and Ratios. The U.S. and the Canadian credit agreements contain certain financial covenants and other restrictions which require that we:

  •
  maintain a ratio of our consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0 at the end of any fiscal quarter;

  •
  maintain a minimum consolidated tangible net worth of not less than $48.0 million (adjusted upward by 50% of consolidated quarterly net income and 75% of the net proceeds from the issuance of any equity securities after April 26, 2001);

  •
  not permit our ratio of consolidated debt to consolidated total capital to be greater than 65% at the end of each fiscal quarter; and

  •
  not permit our ratio of indebtedness to earnings before interest expense, state and federal taxes and depreciation, depletion and amortization expense, as calculated in accordance with the agreements, to be more than 2.5 to 1.0 at the end of each fiscal quarter.

        Additionally, the credit agreements contain a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur additional indebtedness, restrictions on our ability to pledge assets, and prohibit the payment of dividends on our common stock. The U.S. credit agreement further required that we hedge at least 75% of our anticipated production from our U.S. proved developed producing reserves, within ten days of the time we entered into the agreement, for a period of up to 24 months. As of June 30, 2002, we were in compliance with the covenants contained in the U.S. and Canadian credit agreements.

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

7.    Commodity Derivative Instruments and Hedging Activities

        In connection with the incurrence of debt related to our acquisition activities and to protect against commodity price fluctuations, management has adopted a policy of hedging oil and natural gas prices through the use of commodity futures, options and swap agreements. Effective January 1, 2001, we adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activity," which established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results from the hedged item on the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivatives classified as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of any change in the fair value of a derivative designated as a hedge is immediately recognized in earnings. Hedge effectiveness is measured quarterly based on the change in relative fair value between the derivative contract and the hedged item over time. At adoption, we recognized a net derivative liability and a reduction in other comprehensive income of approximately $1.1 million as a cumulative effect of an accounting change for all of our hedges. Oil and natural gas revenues for the six months ended June 30, 2001 and 2002 were decreased $758,000 and $1.5 million, respectively, from the settlement of cash flow hedges. During the six months ended June 30, 2001, we recognized an increase in the net derivative asset and an associated increase in accumulated other comprehensive income totaling approximately $10.9 million. For the six months ended June 30, 2002, we recognized an increase in the net derivative liability and an associated decrease in other comprehensive income totaling approximately $8.1 million. During the six month periods ended June 30, 2001 and 2002, we recognized $1.3 million and $3.7 million, respectively, in other income for income from derivative ineffectiveness and terminated hedges.

        The following table sets forth our oil and natural gas hedging activities as of June 30, 2002. Our contracts are swap arrangements for the sale of oil and natural gas based on NYMEX pricing. The market values at June 30, 2002 are estimated from quotes from the counterparty and represent the amounts that we would expect to pay to terminate the agreements on June 30, 2002. The stated volumes and strike prices are for the remaining portions of the individual contracts at June 30, 2002.

Commodity	Contract Date(1)	Effective Date	Termination Date	Notional Volume/Range Per Month(2)(3)		Aggregate Volume(2)(3)	Strike Price	Market Value at June 30, 2002(4)
Oil	12/3/2001	1/1/2002	12/31/2002	60,000 Bbls 65,000 Bbls	-	431,000 Bbls	$20.77	$(2,006,000)
Natural Gas	12/4/2001	1/1/2002	12/31/2002	300,000 Mmbtus 310,000 Mmbtus	-	1,840,000 Mmbtus	$2.85	$(1,096,000)
Natural Gas	12/7/2001	1/1/2002	12/31/2002	295,000 Mmbtus 309,000 Mmbtus	-	1,814,000 Mmbtus	$2.80	$(1,168,000)
Natural Gas	3/12/2002	5/1/2002	12/31/2002	150,000 Mmbtus		900,000 Mmbtus	$3.165	$(254,000)
Natural Gas	3/12/2002	1/1/2003	12/31/2003	455,000 Mmbtus		5,460,000 Mmbtus	$3.50	$(2,001,000)
Oil	4/5/2002	5/1/2002	12/31/2002	14,000 Bbls		98,000 Bbls	$24.58	$(142,000)
Oil	4/5/2002	1/1/2003	12/31/2003	40,000 Bbls		480,000 Bbls	$22.94	$(739,000)

(1)
The counterparty to these contracts is BNP Paribas, a financial lending institution and a member of our U.S. and Canadian bank groups.
(2)
Bbls—Barrels.
(3)
Mmbtus—Million British thermal units.
(4)
On June 30, 2002, the average forward NYMEX oil prices for the remainder of 2002 and for calendar 2003 were $26.28 per Bbl and $24.52 per Bbl, respectively, and the average forward NYMEX natural gas prices for the remainder of 2002 and for calendar 2003 were $3.45 per Mmbtu and $3.88 per Mmbtu, respectively.

        At June 30, 2002, we had approximately $5.3 million in other comprehensive income related to hedges that, as a result of the bankruptcy of Enron North America Corp., were terminated during 2001. This amount will be reclassified into other income as shown in the following table (in thousands):

Amount
During 2002:
Quarter ending September 30, 2002	$1,599
Quarter ending December 31, 2002	1,593

Total	$3,192

During 2003:
Quarter ending March 31, 2003	$976
Quarter ending June 30, 2003	631
Quarter ending September 30, 2003	464

Total	$2,071

8.    Acquisitions

  STB Energy Properties Acquisition

        In March 2001, we acquired from STB Energy, Inc. oil and natural gas properties located in Louisiana, Oklahoma, Texas and Nebraska. As of January 1, 2001, estimated total proved reserves net to our interest included 694,000 barrels (Bbls) of oil and 9.5 billion cubic feet (Bcf) of natural gas from 125 gross (78.3 net) wells. The purchase price consisted of $15.0 million in cash ($14.8 million after contractual adjustments).

  Addison Energy Inc. Acquisition

        On April 26, 2001, we acquired all of the outstanding common stock of Addison Energy Inc., (Addison) which is headquartered in Calgary, Alberta, Canada. At the date of acquisition, Addison owned interests in 95 gross (85.0 net) wells located in Alberta and operated 91 of these wells. The properties included approximately 27,672 gross and 23,994 net developed acres and approximately 38,947 gross and 28,795 net undeveloped acres. As of January 1, 2001, estimated total proved reserves net to our interest acquired in this acquisition included 2.1 million Bbls of oil and natural gas liquids (NGLs) and 36.9 Bcf of natural gas. After adjustments for working capital and long-term debt, we paid approximately $44.4 million (Cdn $68.5 million) for Addison. We paid the adjusted purchase price from the proceeds of borrowings under our new U.S. and Canadian credit agreements, which were in turn paid off with the proceeds from the issue of our convertible preferred stock.

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

	Six Months Ended June 30,
	2001	2002
	(In thousands, except per share amounts)
Revenues	$45,332	$31,776
Earnings on common stock	$8,059	$(8,365)
Earnings per share:
Basic	$1.12	$(1.17)
Diluted	$.85	$(1.17)

  Medicine River Properties Acquisition

        In addition, on April 29, 2002, Addison acquired oil and natural gas properties located in the Medicine River, Garrington, Gull Lake and Sylvan Lake areas in Alberta, Canada. The effective date of this transaction was January 1, 2002. As of January 1, 2002, estimated total proved reserves net to our interest included approximately 1.6 million Bbls of oil and NGLs, and 19.5 Bcf of natural gas. Estimated daily production from the acquired properties, net to our interest, in December 2001 was approximately 570 Bbls of oil and NGLs, and 4,200 Mcf of natural gas. The purchase price was approximately $25.8 million or CDN $40.5 million ($24.7 million or CDN $36.3 million after contractual adjustments), funded with borrowings under our U.S. and Canadian credit agreements.

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

10.  Subsequent Events

        We announced on August 7, 2002 that EXCO's Chairman and Chief Executive Officer, Douglas H. Miller, has made an offer to purchase all of the outstanding shares of our stock not already owned by Mr. Miller. Mr. Miller currently owns approximately 8.2% of our outstanding common stock and 1.8% of our outstanding 5% convertible preferred stock.

        Under the terms of the offer, the holders of our outstanding shares of common stock would receive $17.00 per share in cash. The holders of our outstanding 5% convertible preferred stock would receive between $17.00 and $18.05 per share in cash depending upon the closing date of the acquisition transaction, which we have been advised takes into account the remaining stated dividends and the mandatory conversion of the 5% convertible preferred stock on June 30, 2003.

        Our Board of Directors intends to establish a special committee of the board composed of independent directors to consider the proposal, to evaluate, negotiate and make a recommendation to the full board on the proposal. The proposal from Mr. Miller was made subject to the negotiation and execution of a definitive acquisition agreement containing mutually agreeable terms and conditions as are customary in such agreements, including but not limited to customary representations, warranties, covenants and conditions. It is also subject to, among other things, (1) the approval of the transaction by the special committee, the Board of Directors and the shareholders, (2) receipt of satisfactory financing for the transaction, (3) receipt of a fairness opinion by the special committee, and (4) the receipt of all necessary regulatory approvals.

        On August 7, 2002, litigation was filed in connection with Mr. Miller's proposed offer. The litigation was filed in the 160th State District Court in Dallas County, Texas and is captioned Weiser v. EXCO Resources Inc. et al., Cause No. 02-7065. The complaint was purportedly filed on behalf of our public shareholders and alleges that our current directors breached fiduciary duties owed to our shareholders in connection with Mr. Miller's offer. We are named as a defendant in the litigation.

        The litigation seeks declaratory and injunctive relief to enjoin our ability to engage in such a transaction with Mr. Miller and the recovery of any compensatory damages that would allegedly be sustained as a result of the transaction. We believe that the allegations contained in the complaint are without merit, and plan to vigorously contest and defend against the litigation.

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

  •
  results of future drilling;

  •
  marketing activity;

  •
  future production and costs; and

  •
  and other factors discussed in this report and in our other SEC filings.

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

        Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for oil and natural gas. Declines in oil or natural gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil or natural gas prices also may reduce the amount of oil or natural gas that we can produce economically. The valuations and estimated quantities of our oil and natural gas reserves at December 31, 2001, included in our Form 10-K for the year ended December 31, 2001 are based upon prices in effect at December 31, 2001. Current oil and natural gas prices have changed since that time. A decline in oil and/or natural gas prices, could have a material adverse effect on the estimated value and estimated quantities of our oil and natural gas reserves, our ability to fund our operations and our financial condition, cash flow, results of operations and access to capital. Historically, oil and natural gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. As a result of low natural gas prices for Canadian production on June 30, 2002, we have recorded a non-cash ceiling test write-down of $17.5 million pre-tax ($9.7 million after-tax) to the Canadian full cost pool. For a further description of this charge, see "Note 4—Oil and Gas Properties" of Notes to Consolidated Financial Statements contained in this Current Report.

2002 Outlook

        The following discussion reflects our estimates and expectations for 2002, assuming we do not complete any acquisitions (other than the Medicine River properties acquisition completed on April 29, 2002 and more fully described in "Note 8—Acquisitions" of the Notes to Consolidated Financial Statements contained in this Current Report) or divestitures during 2002. This outlook could be materially impacted by any acquisition or disposition we might complete.

  Commodity Prices

        During 2001, commodity prices declined from historically high levels at the beginning of the year to more moderate levels by year end. Our outlook for commodity prices during the remainder of 2002 is uncertain. Significant factors that will impact 2002 commodity prices include the current military activity and political unrest in the Middle East, the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations are able to manage oil supply through export quotas, weather and climate conditions and the overall North American natural gas supply and demand fundamentals. We will continue to moderate our debt levels, follow cost management measures and strategically hedge oil and natural gas price risk to mitigate the impact of price volatility on our oil, natural gas and NGLs sales. We will continue to review our hedge positions each time we make a material acquisition.

        As of June 30, 2002, we had hedges in place covering a total of 450,000 Bbls of our remaining 2002 oil production under swap contracts with a weighted average fixed price to be received of $21.48 per Bbl. We have now hedged approximately 64 - 69% of our forecasted oil production for the remainder of 2002. We have a hedge in place covering 40,000 Bbls of oil per month for all of 2003 with a fixed price to be received of $22.94 per Bbl. We also have hedges in place covering 4,554,000 Mmbtus of our remaining 2002 natural gas production under swap contracts with a weighted average fixed price to be received of $2.89 per Mmbtu. These hedges cover approximately 57 - 60% of our forecasted natural gas production for the remainder of 2002. We have a hedge in place covering 455,000 Mmbtus of natural gas per month for all of 2003 with a fixed price to be received of $3.50 per Mmbtu.

        At June 30, 2002, we had approximately $5.3 million remaining in accumulated other comprehensive income related to our terminated hedge contracts with Enron North America. Of this amount, approximately $3.2 million will be reclassified into earnings during the remainder of 2002 and the balance of approximately $2.1 million will be reclassified into earnings in 2003. For more information regarding our hedging contracts, please review "Part I—Item 3—Quantitative and Qualitative Disclosure About Market Risk".

  Third Quarter 2002

        Based on our current estimates, we expect that our third quarter production will be between 5.8 Bcfe and 6.2 Bcfe. We expect third quarter production costs, including production and ad valorem taxes, to average $1.30 to $1.40 per Mcfe. Depreciation, depletion and amortization expense is expected to be between $0.75 and $0.80 per Mcfe and general and administrative expense is expected to be between $2.0 million and $2.5 million during the third quarter of 2002. Our interest expense is expected to be between $870,000 and $1.0 million during the third quarter of 2002.

  Production Growth

        We currently forecast that our annual 2002 production will be between 22.9 Bcfe and 23.7 Bcfe. This estimate includes approximately 2.5 Bcfe to 2.6 Bcfe of production related to our Medicine River acquisition which closed on April 29, 2002.

  Acquisitions and Capital Expenditures

        For 2002, we have increased our planned spending for development efforts plus related facilities from $21 million to as much as $26 million, of which $11 million is expected to be spent in the U.S. and $15 million in Canada. Our capital expenditures budget is based on an expected range of future oil, natural gas and NGL prices as well as the expected cost of the capital additions. Should our price expectations for our future production or rig availability change sufficiently, we may accelerate some projects or defer some projects and, consequently, may increase or decrease future capital expenditures including the remainder of 2002. In addition, if the actual costs of the budgeted items vary significantly from the anticipated amounts, actual capital expenditures could vary materially from our estimates.

        We funded our April 2002 Medicine River properties acquisition from borrowings under our current credit agreements. As a key element of our growth strategy, we are continuously evaluating and bidding upon potential acquisitions of properties and companies. Although we have completed several major property acquisitions in recent years, these transactions are opportunity driven. Thus, we do not budget, nor can we reasonably predict, the timing or size of any acquisitions we do not describe in this report.

Critical Accounting Policies

        We did not have any changes in our critical accounting policies or in our significant accounting estimates during the six month period ended June 30, 2002 other than our ceiling test write-down on our Canadian full cost pool. Please see our annual report on Form 10-K for the year ended December 31, 2001 for a detailed discussion of our critical accounting policies.

        Under full cost accounting rules, we must compare the amount in our full cost pools (separate pools exist for the United States and Canada) to a ceiling test limit. In calculating future net revenues for the ceiling test limit, current prices and costs are generally held constant indefinitely. As a result of lower prices for Canadian natural gas at the end of the second quarter of 2002, we had a pre-tax, non-cash write-down of our oil and natural gas properties of $17.5 million ($9.7 million after tax) from our Canadian full cost pool. At June 30, 2002, we used realized prices in Canada of $23.76 per Bbl of oil, $1.77 per Mcf of natural gas, and $21.43 per Bbl of NGLs. These assumptions are not indicative of our expectations for future prices. Due to the volatility in oil and natural gas prices, it is possible that we will incur additional non-cash ceiling test write-downs in the future.

Our Results of Operations

        The following tables present production and average unit prices and costs for the periods and for the geographic segments indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Production:
Oil (Mbbls)
U.S.	218	206	431	422
Canada	14	99	14	171

Total	232	305	445	593
Natural gas (Mmcf)
U.S.	1,604	1,611	2,903	3,117
Canada	448	1,567	448	2,691

Total	2,052	3,178	3,351	5,808
Natural gas liquids (Mbbls)
U.S.	29	20	51	38
Canada	16	57	16	99

Total	45	77	67	137
Total Production (Mmcfe)
U.S.	3,087	2,971	5,795	5,880
Canada	629	2,501	629	4,310

Total	3,716	5,472	6,424	10,190

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Average Sales Price (including hedge settlements):
Oil (Per Bbl)
U.S.(1)	$25.99	$18.36	$26.89	$18.33
Canada	$25.51	$24.23	$25.51	$22.28
Total(2)	$25.96	$20.26	$26.84	$19.47
Natural gas (Per Mcf)
U.S.(3)	$4.76	$2.36	$5.03	$2.47
Canada	$4.00	$2.63	$4.00	$2.45
Total(4)	$4.59	$2.49	$4.90	$2.46
Natural gas liquids (Per Bbl)
U.S.	$20.01	$16.80	$22.57	$15.14
Canada	$20.73	$17.12	$20.73	$15.00
Total	$20.27	$17.03	$22.12	$15.04
Total oil and natural gas revenues (Per Mcfe)
U.S.	$4.50	$2.67	$4.72	$2.73
Canada	$3.95	$2.99	$3.95	$2.76
Total	$4.40	$2.82	$4.65	$2.74

(1)
Reflects the impact of monthly hedge settlements which increased the U.S. average oil price by $0.72 and $0.79 per Bbl for the three months and six months ended June 30, 2001, respectively, and decreased the U.S. average oil price by $5.44 and $3.06 for the three months and six months ended June 30, 2002, respectively.

(2)
Reflects the impact of monthly hedge settlements which increased the total average oil price by $0.68 and $0.76 per Bbl for the three months and six months ended June 30, 2001, respectively, and decreased the total average oil price by $3.68 and $2.18 for the three months and six months ended June 30, 2002, respectively.

(3)
Reflects the impact of monthly hedge settlements which increased the U.S. average natural gas price by $0.31 per Mcf for the three months ended June 30, 2001 and decreased the U.S. average natural gas price by $0.38 per Mcf for the six months ended June 30, 2001, $0.66 per Mcf for the three months ended June 30, 2002 and $0.07 per Mcf for the six months ended June 30, 2002.

(4)
Reflects the impact of monthly hedge settlements which increased the total average natural gas price by $0.24 per Mcf for the three months ended June 30, 2001 and decreased the total average natural gas price by $0.32 per Mcf for the six months ended June 30, 2001, $0.33 per Mcf for the three months ended June 30, 2002 and $0.04 per Mcf for the six months ended June 30, 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Expenses (Per Mcfe):
Oil and natural gas production
U.S.	$1.61	$1.24	$1.53	$1.23
Canada	$0.72	$0.87	$0.72	$0.94
Total	$1.46	$1.07	$1.45	$1.11
Production and ad valorem taxes
U.S.	$0.37	$0.33	$0.39	$0.32
Canada	$0.04	$0.03	$0.04	$0.03
Total	$0.32	$0.19	$0.36	$0.20
General and administrative
U.S.	$0.34	$0.55	$0.35	$0.53
Canada	$0.22	$0.26	$0.22	$0.24
Total	$0.32	$0.42	$0.33	$0.41
Depreciation, depletion and amortization
U.S.	$0.82	$0.79	$0.80	$0.78
Canada	$1.92	$0.88	$1.92	$0.87
Total	$1.00	$0.83	$0.91	$0.82

  Comparison of Three Months Ended June 30, 2001 and 2002

        Revenues.    Our revenues from the sale of oil, natural gas and NGLs for the three months ended June 30, 2002, decreased by $1.0 million, or 6%, to $15.4 million from $16.4 million for the same period in 2001. This decrease in revenues is primarily attributable to lower prices received for oil, natural gas and NGLs. Our average oil, natural gas and NGLs prices include the effects of quality, gathering and transportation costs as well as the effect of monthly oil and natural gas hedge settlements. Our average oil price received during the three months ended June 30, 2002, was $20.26 per Bbl as compared to $25.96 per Bbl for the same period in 2001, which decreased revenue by $1.3 million. Our average natural gas price received during the three months ended June 30, 2002, was $2.49 per Mcf as compared to $4.59 per Mcf during the same period in 2001, which decreased revenue by $4.3 million. Our average NGLs price received during the three months ended June 30, 2002, was $17.03 per Bbl as compared to $20.27 per Bbl for the same period in 2001, which decreased revenue by $146,000.

        The decrease in revenue resulting from lower oil, natural gas and NGLs prices was partially offset by increased production. Our production of oil, natural gas and NGLs increased by 73,000 Bbls, 1.1 Bcf, and 32,000 Bbls, respectively, for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. These increases are attributable to our acquisitions of Addison Energy Inc., completed in April 2001, the PrimeWest properties, completed in December 2001, and the Medicine River properties, completed in April 2002.

        Our other income for the three months ended June 30, 2002, was $1.7 million as compared to $1.5 million for the same period in 2001. This income primarily consisted of income from derivative ineffectiveness and terminated hedges, interest income, salt water disposal income and well supervision fees. The increase in other income was primarily attributable to $1.6 million in non-cash income from derivative ineffectiveness and terminated hedges during the three months ended June 30, 2002 compared to $1.3 million during the same period in 2001.

        Costs and Expenses.    Our total costs and expenses for the three months ended June 30, 2002, increased by $19.2 million to $32.5 million from $13.3 million for the same period in 2001. This increase was mainly attributable to:

  •
  a ceiling test write-down of $17.5 million on our Canadian full cost pool;

  •
  our acquisitions of Addison Energy Inc. and the PrimeWest and Medicine River properties; and

  •
  a $448,000 impairment in the value of marketable securities that we acquired in a company with which we were discussing a potential business combination.

        Our oil and natural gas production costs for the three months ended June 30, 2002, increased $500,000, or 9%, to $5.9 million from $5.4 million in the same period in 2001. Our acquisitions of Addison Energy Inc. and the PrimeWest and Medicine River properties increased oil and natural gas production costs by $1.7 million. This increase was partially offset by reduced oil and natural gas production costs on properties acquired from Central Resources, Inc. in September 2000. Operating costs on the Central Resources properties were unusually high during the three months ended June 30, 2001 as a result of workovers and equipment repairs relating to production enhancement projects on these acquired properties. Oil and natural gas production costs on a unit of production basis decreased $0.39 per Mcfe to $1.07 per Mcfe for the three months ended June 30, 2002 from $1.46 per Mcfe during the same period in 2001. This resulted from the reduced costs from the acquired properties, as discussed above, and to the lower costs, on a unit of production basis, of our Canadian properties, which were not included in our results until April 2001. Production and ad valorem taxes for the three months ended June 30, 2002, decreased by $200,000, or 17%, to $1.0 million from $1.2 million for the same period last year. This decrease is primarily attributable to lower production taxes in the United States. These taxes are generally based upon the price received for production. As a result, production taxes paid on the significantly reduced prices received for production during the three months ended June 30, 2002 when compared to the three months ended June 30, 2001 more than offset production taxes paid on the increased production. There are no production taxes paid in Canada.

        Our depreciation, depletion and amortization costs for the three months ended June 30, 2002, increased by $800,000, or 22%, to $4.5 million from $3.7 million for the same period in 2001. Our acquisitions of Addison Energy Inc. and the PrimeWest and Medicine River properties increased depreciation, depletion and amortization costs by $1.0 million, which were partially offset by lower costs in the United States.

        Our general and administrative costs for the three months ended June 30, 2002, increased by $1.1 million, or 92%, to $2.3 million from $1.2 million for the same period in 2001. The increase in general and administrative costs was primarily attributable to legal costs incurred in pursuing our bankruptcy claim against Enron North America Corp. and our increased staffing needs as a result of our acquisitions of Addison Energy Inc. and the STB Energy, PrimeWest and Medicine River properties.

        Our interest expense for the three months ended June 30, 2002, decreased to $800,000 from $1.8 million for the same period in 2001. This decrease was primarily caused by lower average outstanding borrowings and interest rates during the three months ended June 30, 2002 when compared to the same period in 2001.

        Under full cost accounting rules, we must compare the amount in our full cost pools (separate pools exist for the United States and Canada) to a ceiling test limit. In calculating future net revenues for the ceiling test limit, current prices and costs are generally held constant indefinitely. As a result of lower prices for Canadian natural gas at the end of the second quarter of 2002, we had a pre-tax, non-cash write-down of our oil and natural gas properties of $17.5 million ($9.7 million after tax) from our Canadian full cost pool. At June 30, 2002, we used realized prices in Canada of $23.76 per Bbl of oil, $1.77 per Mcf of natural gas, and $21.43 per Bbl of NGLs. These assumptions are not indicative of our expectations for future prices. Due to the volatility in oil and natural prices, it is possible that we will incur additional non-cash ceiling test write-downs in the future.

        Periodically, we invest in the marketable securities of other companies prior to initiating discussions of potential business combinations with those companies. At June 30, 2002, the cost of our investments in marketable securities was $2.8 million, which exceeded the market value of these securities on June 30, 2002 by $545,000. The investments are classified on our balance sheet as other current assets. We consider these investments to be "available for sale", which means that unrealized gains and losses are excluded from earnings and included in other comprehensive income unless the decline in the fair value of the investment is "other than temporary". At June 30, 2002, we believe that a portion of the decline in the fair value of one of our investments in marketable securities is "other than temporary" and, as a result, we have recognized a non-cash pre-tax impairment expense of $448,000. At June 30, 2002, we have a net unrealized loss on marketable securities of $97,000 remaining in other comprehensive income.

        For the three months ended June 30, 2002, we have not recorded any income tax expense in the U.S., as it continues to be uncertain whether we will be able to utilize our net deferred tax asset. Accordingly, the tax effects of our U.S. generated income was offset by a reduction in our valuation allowance. Because of the deferred tax asset and resulting valuation allowance in the U.S., management expects tax expense on U.S. operations to be significantly reduced in the near future. In Canada, we have recorded current tax expense of $239,000 and a deferred income tax benefit of $7.8 million. The deferred income tax benefit is the result of the non-cash ceiling test write-down of our Canadian full cost pool. We expect to continue to provide for taxes in Canada based upon the level of our Canadian income.

  Comparison of Six Months Ended June 30, 2001 and 2002

        Revenues.    Our revenues from the sale of oil, natural gas and NGLs for the six months ended June 30, 2002, decreased by $1.9 million, or 6%, to $27.9 million from $29.8 million for the same period in 2001. This decrease in revenues is primarily attributable to lower prices received for oil, natural gas and NGLs. Our average oil, natural gas and NGLs prices include the effects of quality, gathering and transportation costs as well as the effect of monthly oil and natural gas hedge settlements. Our average oil price received during the six months ended June 30, 2002, was $19.47 per Bbl as compared to $26.84 per Bbl for the same period in 2001, which decreased revenue by $3.3 million. Our average natural gas price received during the six months ended June 30, 2002, was $2.46 per Mcf as compared to $4.90 per Mcf for the same period in 2001, which decreased revenue by $8.2 million. Our average NGLs price received during the six months ended June 30, 2002, was $15.04 per Bbl as compared to $22.12 per Bbl for the same period in 2001, which decreased revenue by $474,000.

        The decrease in revenue resulting from lower oil, natural gas and NGLs prices was partially offset by increased production. Our production of oil, natural gas and NGLs increased by 148,000 Bbls, 2.5 Bcf, and 70,000 Bbls, respectively, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. These increases are primarily attributable to our acquisitions of Addison Energy Inc., completed in April 2001, the PrimeWest properties, completed in December 2001, and the Medicine River properties, completed in April 2002.

        Our other income for the six months ended June 30, 2002, was $3.9 million as compared to $1.7 million for the same period in 2001. This income primarily consisted of income from derivative ineffectiveness and terminated hedges, interest income, salt water disposal income and well supervision fees. The increase in other income was primarily attributable to $3.7 million in non-cash income from derivative ineffectiveness and terminated hedges during the six months ended June 30, 2002 compared to only $1.3 million in non-cash income from derivative ineffectiveness for the same period in 2001.

        Costs and Expenses.    Our total costs and expenses for the six months ended June 30, 2002, increased by $22.8 million to $45.1 million from $22.3 million for the same period in 2001. This increase was mainly attributable to:

  •
  a ceiling test write-down of $17.5 million on our Canadian full cost pool;

  •
  our acquisitions of Addison Energy Inc. and the STB Energy, PrimeWest and Medicine River properties; and

  •
  a $448,000 impairment in the value of marketable securities that we acquired in a company with which we were discussing a potential business combination.

        Our oil and natural gas production costs for the six months ended June 30, 2002, increased $2.0 million, or 22%, to $11.3 million from $9.3 million in the same period in 2001. Our acquisitions of Addison Energy Inc. and the PrimeWest and Medicine River properties increased oil and natural gas production costs by $3.6 million. This increase was partially offset by reduced oil and natural gas production costs on properties acquired from Central Resources, Inc. in September 2000. Operating costs on the Central Resources properties were unusually high during the six months ended June 30, 2001 as a result of workovers and equipment repairs relating to production enhancement projects on these acquired properties. Oil and natural gas production costs on a unit of production basis decreased $0.34 per Mcfe to $1.11 per Mcfe for the six months ended June 30, 2002 from $1.45 per Mcfe during the same period in 2001. This resulted from the reduced costs from the acquired properties, as discussed above, and to the lower costs, on a unit of production basis, of our Canadian properties, which were not included in our results until April 2001. Production and ad valorem taxes for the six months ended June 30, 2002, decreased by $300,000, or 13%, to $2.0 million from $2.3 million for the same period last year. This decrease is primarily attributable to lower production taxes in the United States. These taxes are generally based upon the price received for production. As a result, production taxes paid on the significantly reduced prices received for production during the six months ended June 30, 2002 when compared to the six months ended June 30, 2001 more than offset production taxes paid on the increased production. There are no production taxes paid in Canada.

        Our depreciation, depletion and amortization costs for the six months ended June 30, 2002, increased by $2.5 million, or 43%, to $8.3 million from $5.8 million for the same period in 2001 as a result of our acquisitions of Addison Energy Inc. and the PrimeWest and Medicine River properties.

        Our general and administrative costs for the six months ended June 30, 2002, increased by $2.1 million, or 100%, to $4.2 million from $2.1 million for the same period in 2001. The increase in general and administrative costs was primarily attributable to legal costs incurred in pursuing our bankruptcy claim against Enron North America Corp. and our increased staffing needs as a result of our acquisitions of Addison Energy Inc. and the STB Energy, PrimeWest and Medicine River properties.

        Our interest expense for the six months ended June 30, 2002, decreased to $1.3 million from $2.7 million for the same period in 2001. This increase was primarily caused by lower average outstanding borrowings and interest rates during the six months ended June 30, 2002 when compared to the same period in 2001.

        Under full cost accounting rules, we must compare the amount in our full cost pools (separate pools exist for the United States and Canada) to a ceiling test limit. In calculating future net revenues for the ceiling test limit, current prices and costs are generally held constant indefinitely. As a result of lower prices for Canadian natural gas at the end of the second quarter of 2002, we had a pre-tax, non-cash write-down of our oil and natural gas properties of $17.5 million ($9.7 million after tax) from our Canadian full cost pool. At June 30, 2002, we used realized prices in Canada of $23.76 per Bbl of oil, $1.77 per Mcf of natural gas, and $21.43 per Bbl of NGLs. These assumptions are not indicative of our expectations for future prices. Due to the volatility in oil and natural gas prices, it is possible that we will incur additional non-cash ceiling test write-downs in the future.

        Periodically, we invest in the marketable securities of other companies prior to initiating discussions of potential business combinations with those companies. At June 30, 2002, the cost of our investments in marketable securities was $2.8 million, which exceeded the market value of these securities on June 30, 2002 by $545,000. The investments are classified on our balance sheet as other current assets. We consider these investments to be "available for sale", which means that unrealized gains and losses are excluded from earnings and included in other comprehensive income unless the decline in the fair value of the investment is "other than temporary". At June 30, 2002, we believe that a portion of the decline in the fair value of one of our investments in marketable securities in "other than temporary" and, as a result, we have recognized a non-cash pre-tax impairment expense of $448,000. At June 30, 2002, we have a net unrealized loss on marketable securities of $97,000 remaining in other comprehensive income.

        For the six months ended June 30, 2002, we have not recorded any income tax expense in the U.S., as it continues to be uncertain whether we will be able to utilize our net deferred tax asset. Accordingly, the tax effects of our U.S. generated income was offset by a reduction in our valuation allowance. Because of the deferred tax asset and resulting valuation allowance in the U.S., management expects tax expense on U.S. operations to be significantly reduced in the near future. In Canada we have recorded current tax expense of $239,000 and a deferred tax benefit of $7.8 million. The deferred tax benefit is the result of the non-cash ceiling test write-down on our Canadian full cost pool. We expect to continue to provide for taxes in Canada based upon the level of our Canadian income.

Liquidity and Capital Resources

  General

        Most of our growth has resulted from recent acquisitions and our development and exploitation program. Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining financing flexibility. In the past, we have utilized a variety of sources of capital to fund our acquisition, development and exploitation programs and to fund our operations. Our general financial strategy is to use a combination of cash flow from operations, bank financing and the sale or issuance of equity securities to fund our operations, conduct development and exploitation activities and to fund acquisitions. We do not have a set budget for acquisitions as these tend to be opportunity driven. Historically, we have used the proceeds from the issuance of equity securities and borrowings under our credit agreements to raise cash to fund acquisitions. We cannot assure you that funds will be available to us in the future to meet our budgeted capital spending or to fund acquisitions. Furthermore, our ability to borrow other than under our credit agreements is subject to restrictions imposed by our lenders. If we cannot secure additional funds for our planned development and exploitation activities or for future acquisitions, then we will be required to delay or reduce substantially these activities.

        During the six months ended June 30, 2002, we increased our long-term debt by 89% to approximately $84.9 million at June 30, 2002. We generated cash flow from operations before changes in working capital during the six months ended June 30, 2002 of approximately $9.2 million which helped fund our acquisition, development and exploitation activities. At June 30, 2002, our cash and cash equivalents balances increased 82% from December 31, 2001. Working capital at June 30, 2002 decreased significantly from December 31, 2001. This occurred primarily due to changes in the value of our outstanding hedge positions. As product prices at June 30, 2002 were higher than at December 31, 2001, the value of our hedges have changed from a net asset to a net liability. We also entered into new hedge contracts in March and April 2002 for additional oil volumes to be delivered during the remainder of 2002 and in 2003 that also increased our net oil and natural gas hedge derivative liabilities.

  Acquisitions and Capital Expenditures

        During the six months ended June 30, 2002, we spent approximately $29.2 million on oil and natural gas property acquisitions. On April 29, 2002, Addison, our Canadian subsidiary, purchased oil and natural gas assets totaling approximately $25.8 million (CDN $40.5 million) ($24.7 million or CDN $36.3 million after contractual adjustments). The transaction was funded with borrowings under our U.S. and Canadian credit agreements.

        We have also planned development and exploitation activities for our major operating areas. We have increased our planned spending for our development and exploitation activities in 2002, from $21 million to as much as $26 million. Through June 30, 2002, we have spent $4.2 million in the United States and $8.3 million in Canada on these activities. As of June 30, 2002, we are contractually obligated to spend $5.8 million. In addition, we are continuing to evaluate oil and natural gas properties for future acquisitions.

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

  Credit Agreements

        U.S. Credit Agreement.    Our restated U.S. credit agreement provides for borrowings of up to $124.0 million under a revolving credit facility with a borrowing base of $65.0 million. At June 30, 2002, we had $12.5 million of outstanding indebtedness, letter of credit commitments of $310,000 and approximately $52.2 million available for borrowing under our U.S. credit agreement. The borrowing base is to be redetermined as of November 1, 2002, and each May 1 and November 1 thereafter. The U.S. credit agreement contains certain financial covenants and other restrictions that require us to maintain a minimum consolidated tangible net worth as well as certain financial ratios. As of June 30, 2002, we were in compliance with the covenants contained in the U.S. credit agreement. Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties. At our election, interest on borrowings may be (i) the greater of the administrative agent's prime rate or the federal funds effective rate plus an applicable margin or (ii) LIBOR (London InterBank Offered Rate) plus an applicable margin. At June 30, 2002, the six month LIBOR rate was 1.96%, which would result in an interest rate of approximately 2.96% on any new indebtedness we may incur under the U.S. credit agreement.

        Canadian Credit Agreement.    Our restated Canadian credit agreement provides for borrowings of up to U.S. $157.5 million under a revolving credit facility with a borrowing base of U.S. $75.0 million. At June 30, 2002, we had U.S. $71.4 million of outstanding indebtedness and approximately U.S. $3.6 million available for borrowing under our Canadian credit agreement. The borrowing base is to be redetermined as of November 1, 2002, and each May 1 and November 1 thereafter. The Canadian credit agreement contains certain financial covenants and other restrictions that require us to maintain a minimum consolidated tangible net worth as well as certain financial ratios. As of June 30, 2002, we were in compliance with the covenants contained in the Canadian credit agreement. Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and natural gas properties. At our election, interest on borrowings may be (i) the Canadian prime rate plus an applicable margin or (ii) the Banker's Acceptance rate plus an applicable margin. At June 30, 2002, the six month Banker's Acceptance rate was 3.05%, which would result in an interest rate of approximately 4.80% on any new indebtedness we incur under the Canadian credit agreement.

        Financial covenants and ratios.    The U.S. and Canadian credit agreements contain financial covenants and other restrictions which require that we:

  •
  maintain a ratio of our consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0 at the end of any fiscal quarter;

  •
  maintain a minimum consolidated tangible net worth of not less that $48.0 million (adjusted upward by 50% of consolidated quarterly net income and 75% of the net proceeds from the issuance of any equity securities after April 26, 2001);

  •
  not permit our ratio of consolidated debt to consolidated total capital to be greater than 65% at the end of each fiscal quarter; and

  •
  not permit our ratio of indebtedness to earnings before interest expense, state and federal taxes and depreciation, depletion and amortization expense, as calculated in accordance with the agreements, to be more than 2.5 to 1.0 at the end of each fiscal quarter.

        Our current assets to current liabilities ratio as defined under our credit agreements was 4.7 to 1.0 at June 30, 2002.

        Our consolidated tangible net worth at June 30, 2002 as defined under our credit agreements was approximately $159.2 million, as compared to approximately $131.6 million required under our credit agreements.

        At June 30, 2002 our consolidated debt to consolidated total capital was 36% and our ratio of indebtedness to earnings before interest expense, state and federal taxes and depreciation, depletion and amortization expense was 2.47 to 1.0.

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

  Contractual Obligations and Commercial Commitments

        The following table presents a summary of our contractual obligations at June 30, 2002, with set and determinable payments:

	Payments Due by Period
Contractual Obligations	Remainder of 2002	2003-2004	2005-2006	2007 and thereafter	Total
	(In thousands)
Long-term debt	$—	$84,865	$—	$—	$84,865
Operating leases	444	1,455	934	211	3,044
Drilling/work commitments	5,800	—	—	—	5,800
Preferred stock dividends	2,628	2,628	—	—	5,256

Total contractual cash obligations	$8,872	$88,948	$934	$211	$98,965

        We also have $310,000 in letters of credit that have been issued to various state regulatory agencies and all of which expire by 2003. See "Part I—Item 3—Quantitative and Qualitative Disclosure About Market Risk," for discussion of our derivative positions.

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

        Dividends on our preferred stock, which are payable quarterly beginning September 30, 2001, are payable only in cash. Currently, the requirement for such dividend payments is approximately $1.3 million per quarter. The board declared a dividend of $0.2625 per share on June 5, 2002, to shareholders of record as of June 16, 2002. The dividend was paid on July 1, 2002. Each share of our 5% convertible preferred stock is convertible into one share of our common stock on or before June 30, 2003. Any share of 5% convertible preferred stock that has not been converted into our common stock by June 30, 2003, will be automatically converted into our common stock on that date.

  Common Stock

        During the six months ended June 30, 2002, employees exercised stock options on a total of 53,986 shares of our common stock resulting in proceeds to us of approximately $660,000.

        On September 12, 2001, we announced that our Board of Directors authorized the purchase of a combined total of 1.5 million shares of our common stock and/or 5% of our convertible preferred stock. Through June 30, 2002, we have purchased 156,500 shares of our common stock at a cost of $2.3 million (of which 100,500 shares were purchased in June 2002 at a cost of $1.5 million). During July 2002, we acquired an additional 58,000 shares of our common stock at a cost of $856,000. We have suspended the purchase of shares under this buyback program pending the outcome of our Chairman's announced proposal to acquire all of the outstanding shares of our common and preferred stock that he does not already own.

        We have not paid any dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

  Hedging Transactions

        Our production is generally sold at prevailing market prices. However, we periodically enter into hedging transactions for a portion of our production when market conditions are deemed favorable and oil and natural gas prices exceed our minimum internal price targets. See the discussions in "Part I—Item 3—Quantitative and Qualitative Disclosure About Market Risk."

        Our objective in entering into hedging transactions is to manage price fluctuations and achieve a more predictable cash flow associated with our acquisition activities and borrowings under our credit agreements. These transactions limit exposure to declines in prices, but also limit the benefits we would realize if prices increase. As of June 30, 2002, we had the following open positions under swap contracts to hedge our natural gas and oil production:

  •
  755,000 - 766,000 Mmbtus per month from July 1, 2002 through December 31, 2002;

  •
  455,000 Mmbtus per month from January 1, 2003 through December 31, 2003;

  •
  74,000 - 77,000 Bbls per month from July 1, 2002 through December 31, 2002; and

  •
  40,000 Bbls per month from January 1, 2003 through December 31, 2003.

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

  Related Party Transaction

        We announced on August 7, 2002 that EXCO's Chairman and Chief Executive Officer, Douglas H. Miller, has made an offer to purchase all of the outstanding shares of our stock not already owned by Mr. Miller. Mr. Miller currently owns approximately 8.2% of our outstanding common stock and 1.8% of our outstanding 5% convertible preferred stock.

        Under the terms of the offer, the holders of our outstanding shares of common stock would receive $17.00 per share in cash. The holders of our outstanding 5% convertible preferred stock would receive between $17.00 and $18.05 per share in cash depending upon the closing date of the acquisition transaction, which we have been advised takes into account the remaining stated dividends and the mandatory conversion of the 5% convertible preferred stock on June 30, 2003.

        Our Board of Directors intends to establish a special committee of the board composed of independent directors to consider the proposal, to evaluate, negotiate and make a recommendation to the full board on the proposal. The proposal from Mr. Miller was made subject to the negotiation and execution of a definitive acquisition agreement containing mutually agreeable terms and conditions as are customary in such agreements, including but not limited to customary representations, warranties, covenants and conditions. It is also subject to, among other things, (1) the approval of the transaction by the special committee, the Board of Directors and the shareholders, (2) receipt of satisfactory financing for the transaction, (3) receipt of a fairness opinion by the special committee, and (4) the receipt of all necessary regulatory approvals.

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

        The following table sets forth our oil and natural gas hedging activities as of July 31, 2002. Our contracts are swap agreements for the sale of oil or natural gas based on NYMEX pricing.

Oil Swaps			Natural Gas Swaps
2002 Contract Period	Volumes (Bbls)	Weighted Average Strike Price	2002 Contract Period	Volumes (Mmbtus)	Weighted Average Strike Price
Third Quarter	228,000	$21.47 per Bbl	Third Quarter	2,285,000	$2.89 per Mmbtu
Fourth Quarter	222,000	$21.49 per Bbl	Fourth Quarter	2,269,000	$2.89 per Mmbtu
Oil Swaps			Natural Gas Swaps
2003 Contract Period	Volumes (Bbls)	Weighted Average Strike Price	2003 Contract Period	Volumes (Mmbtus)	Weighted Average Strike Price
First Quarter	120,000	$22.94 per Bbl	First Quarter	1,365,000	$3.50 per Mmbtu
Second Quarter	120,000	$22.94 per Bbl	Second Quarter	1,365,000	$3.50 per Mmbtu
Third Quarter	120,000	$22.94 per Bbl	Third Quarter	1,365,000	$3.50 per Mmbtu
Fourth Quarter	120,000	$22.94 per Bbl	Fourth Quarter	1,365,000	$3.50 per Mmbtu

        Realized gains or losses from the settlement of the swaps are recorded in our financial statements as increases or decreases in oil and natural gas revenues. For example, using the oil swaps in place during the quarter ended June 30, 2002, if the settlement price exceeded the actual weighted average strike price of $21.25, then a reduction in oil revenues would have been recorded for the difference between the settlement price and $21.25 multiplied by the hedged volume of 224,000 Bbls. Conversely, if the settlement price was less than $21.25, then an increase in oil revenues would have been recorded for the difference between the settlement price and $21.25 multiplied by the hedged volume of 224,000 Bbls. For example, for a hedged volume of 224,000 Bbls, if the settlement price was $22.25, then oil revenues would have decreased by $224,000. Conversely, if the settlement price was $20.25, oil revenues would have increased by $224,000.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(In thousands, except per unit data)
Average price per Bbl of oil—realized before monthly hedge settlements	$25.29	$23.94	$26.08	$21.65
Average price per Bbl of oil—realized including monthly hedge settlements	25.96	20.26	26.84	19.47
Average price per Bbl of NGLs—realized before monthly hedge settlements	20.27	17.03	22.12	15.04
Average price per Bbl of NGLs—realized including monthly hedge settlements	20.27	17.03	22.12	15.04
Average price per Mcf of natural gas—realized before monthly hedge settlements	4.35	2.83	5.22	2.50
Average price per Mcf of natural gas—realized including monthly hedge settlements	4.59	2.49	4.90	2.46
Increase (reduction) in revenue from monthly hedge settlements	$643	$(2,189)	$(758)	$(1,544)

  Interest Rate Risk

        At June 30, 2002, our exposure to interest rates related primarily to borrowings under our credit agreements and interest earned on short-term investments. As of June 30, 2002, we were not using any derivatives to manage interest rate risk. Interest is payable on borrowings under the credit agreements based on a floating rate as more fully described in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." If short-term interest rates would have averaged 1% higher during the six months ended June 30, 2002, our interest expense would have increased by approximately $306,000. This amount was determined by applying the hypothetical interest rate change of 1% to our outstanding borrowings under the credit agreements during the six months ended June 30, 2002

  Foreign Currency Exchange Rate Risk

        We account for a significant portion of our business in Canadian dollars. We are therefore subject to foreign currency exchange rate risk on cash flows of our Canadian operations that are not denominated in Canadian dollars. Presently, a significant portion of the sales of our Canadian oil and natural gas is denominated in U.S. dollars. Foreign currency exchange gains and/or losses related to these transactions have not been significant. The borrowings under our Canadian credit facility are denominated in Canadian dollars. The asset and liability balances of our Canadian business are translated monthly using current exchange rates, with any resulting unrealized translation gains or losses included in other comprehensive income. The unrealized foreign translation gain for the three month and six month periods ended June 30, 2002 was $1.5 million and $1.5 million, respectively.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        Refer to the information concerning litigation shown below in "Part II—Item 5—Other Information".

Item 4. Submission of Matters to a Vote of Security Holders

        The results of the annual meeting of shareholders held April 25, 2002, were reported under "Part II—Item 5—Other Information" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and are incorporated herein by this reference.

Item 5. Other Information

        We announced on August 7, 2002 that EXCO's Chairman and Chief Executive Officer, Douglas H. Miller, has made an offer to purchase all of the outstanding shares of our stock not already owned by Mr. Miller. Mr. Miller currently owns approximately 8.2% of our outstanding common stock and 1.8% of our outstanding 5% convertible preferred stock.

        Under the terms of the offer, the holders of our outstanding shares of common stock would receive $17.00 per share in cash. The holders of our outstanding 5% convertible preferred stock would receive between $17.00 and $18.05 per share in cash depending upon the closing date of the acquisition transaction, which we have been advised takes into account the remaining stated dividends and the mandatory conversion of the 5% convertible preferred stock on June 30, 2003.

        Our Board of Directors intends to establish a special committee of the board composed of independent directors to consider the proposal, to evaluate, negotiate and make a recommendation to the full board on the proposal. The proposal from Mr. Miller was made subject to the negotiation and execution of a definitive acquisition agreement containing mutually agreeable terms and conditions as are customary in such agreements, including but not limited to customary representations, warranties, covenants and conditions. It is also subject to, among other things, (1) the approval of the transaction by the special committee, the Board of Directors and the shareholders, (2) receipt of satisfactory financing for the transaction, (3) receipt of a fairness opinion by the special committee, and (4) the receipt of all necessary regulatory approvals.

        On August 7, 2002, litigation was filed in connection with Mr. Miller's proposed offer. The litigation was filed in the 160th State District Court in Dallas County, Texas and is captioned Weiser v. EXCO Resources, Inc. et al., Cause No. 02-7065. The complaint was purportedly filed on behalf of our public shareholders and alleges that our current directors breached fiduciary duties owed to our shareholders in connection with Mr. Miller's offer. We are named as a defendant in the litigation.

        The litigation seeks declaratory and injunctive relief to enjoin our ability to engage in such a transaction with Mr. Miller and the recovery of any compensatory damages that would allegedly be sustained as a result of the transaction. We believe that the allegations contained in the complaint are without merit, and plan to vigorously contest and defend against the litigation.

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
4.12
Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 filed as an Exhibit to EXCO's Form 10-Q filed May 14, 2002 and incorporated by reference herein.
4.13
Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 filed as an Exhibit to EXCO's Form 10-Q filed May 14, 2002 and incorporated by reference herein.
4.14
Second Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated June 24, 2002 (filed herewith).
4.15
Second Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated June 24, 2002 (filed herewith).
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
10.17	*
Promissory Note dated September 15, 1998 by and between Douglas H. Miller, as maker, and EXCO Resources, Inc., as payee, filed as an Exhibit to Mr. Miller's Schedule 13 D/A filed September 23, 1998 and incorporated by reference herein.
10.18	*
Pledge Agreement dated September 15, 1998 by and between Douglas H. Miller, as pledgor, and EXCO Resources, Inc., as the secured party, filed as an Exhibit to Mr. Miller's Schedule 13 D/A filed September 23, 1998 and incorporated by reference herein.
10.19	*
Promissory Note dated November 29, 1999 by and between Douglas H. Miller, as maker, and EXCO Resources, Inc., as payee, filed as an Exhibit to Mr. Miller's Schedule 13 D/A filed February 11, 2002 and incorporated by reference herein.
10.20	*
Pledge Agreement dated November 29, 1999 by and between Douglas H. Miller, as pledgor, and EXCO Resources, Inc., as the secured party, filed as an Exhibit to Miller's Schedule 13 D/A filed February 11, 2002 and incorporated by reference herein.
10.21
Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 filed as an Exhibit to EXCO's Form 10-Q filed May 14, 2002 and incorporated by reference herein.
10.22
Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 filed as an Exhibit to EXCO's Form 10-Q filed May 14, 2002 and incorporated by reference herein.
10.23
Second Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated June 24, 2002 (filed herewith).
10.24
Second Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated June 24, 2002 (filed herewith).

*
These exhibits are management contracts.

(b)
Reports on Form 8-K

        There were no reports on Form 8-K filed during the period April 1, 2002 to June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC. (Registrant)
Date: August 14, 2002	By:	/s/ DOUGLAS H. MILLER Douglas H. Miller Chairman and Chief Executive Officer
	By:	/s/ J. DOUGLAS RAMSEY J. Douglas Ramsey Vice President and Chief Financial Officer
	By:	/s/ J. DAVID CHOISSER J. David Choisser Vice President and Chief Accounting Officer

Index to Exhibits

No.	Description of Exhibit

2.1	Pre-Acquisition Agreement between EXCO Resources, Inc., and EXCO Resources Canada Inc., and Addison Energy, Inc., dated March 22, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.
3.1	Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.
3.2	Restated Bylaws of EXCO, as amended, filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.
4.1	Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.
4.2	Restated Bylaws of EXCO, as amended, filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.
4.3	Specimen Stock Certificate for the Common Stock of EXCO filed as an Exhibit to EXCO's Pre-Effective Amendment No. 1 to Form S-2 filed on June 2, 1998 and incorporated by reference herein.
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
4.12
Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 filed as an Exhibit to EXCO's Form 10-Q filed May 14, 2002 and incorporated herein by reference.
4.13
Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 filed as an Exhibit to EXCO's Form 10-Q filed May 14, 2002 and incorporated by reference herein.
4.14
Second Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 (filed herewith).
4.15
Second Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 (filed herewith).
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
10.17	*
Promissory Note dated September 15, 1998 by and between Douglas H. Miller, as maker, and EXCO Resources, Inc., as payee, filed as an Exhibit to Mr. Miller's Schedule 13 D/A filed September 23, 1998 and incorporated by reference herein.
10.18	*
Pledge Agreement dated September 15, 1998 by and between Douglas H. Miller, as pledgor, and EXCO Resources, Inc., as the secured party, filed as an Exhibit to Mr. Miller's Schedule 13 D/A filed September 23, 1998 and incorporated by reference herein.
10.19	*
Promissory Note dated November 29, 1999 by and between Douglas H. Miller, as maker, and EXCO Resources, Inc., as payee, filed as an Exhibit to Mr. Miller's Schedule 13 D/A filed February 11, 2002 and incorporated by reference herein.
10.20	*
Pledge Agreement dated November 29, 1999 by and between Douglas H. Miller, as pledgor, and EXCO Resources, Inc., as the secured party, filed as an Exhibit to Miller's Schedule 13 D/A filed February 11, 2002 and incorporated by reference herein.
10.21
Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 filed as an Exhibit to EXCO's Form 10-Q filed May 14, 2002 and incorporated by reference herein.
10.22
Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 filed as an Exhibit to EXCO's Form 10-Q filed May 14, 2002 and incorporated by reference herein.
10.23
Second Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 (filed herewith).
10.24
Second Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 (filed herewith).

*
These exhibits are management contracts.