Form 10-Q
period 2002-09-30
EXCO RESOURCES INC
filed 2002-11-14
CIK 316300

Use these links to rapidly review the document
EXCO RESOURCES, INC. INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of common stock, par value $0.02 per share, outstanding at October 31, 2002 was 6,993,420 shares (excludes 248,434 treasury shares)

EXCO RESOURCES, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2001	September 30, 2002
		Unaudited
Assets
Current assets:
Cash and cash equivalents	$1,856	$1,129
Accounts receivable:
Oil and natural gas sales	6,151	8,046
Joint interest	4,156	1,982
Interest and other	3,563	2,662
Oil and natural gas hedge derivatives	696	—
Other	4,699	5,313

Total current assets	21,121	19,132
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	6,647	5,240
Proved developed and undeveloped oil and natural gas properties	233,889	286,167
Allowance for depreciation, depletion and amortization	(75,701)	(104,659)

Oil and natural gas properties, net	164,835	186,748
Office and field equipment, net	966	1,135
Deferred financing costs	1,249	1,104
Other assets	2,885	2,755

Total assets	$191,056	$210,874

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,008	$16,653
Revenues and royalties payable	2,186	3,060
Accrued interest payable	128	70
Oil and natural gas hedge derivatives	—	8,011

Total current liabilities	13,322	27,794
Long-term debt	44,994	80,235
Deferred abandonment	1,466	1,578
Deferred income taxes	10,895	5,053
Oil and natural gas hedge derivatives	—	732
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares—10,000,000
Issued and outstanding shares—5,004,869 at December 31, 2001 and September 30, 2002	101,175	101,175
Common stock, $.02 par value
Authorized shares—25,000,000 Issued and outstanding shares—7,172,587 and 7,241,854 at December 31, 2001 and September 30, 2002, respectively	143	145
Additional paid-in capital	51,138	51,914
Notes receivable-employees	(1,117)	(1,147)
Deficit eliminated in quasi-reorganization	(8,799)	(8,799)
Retained earnings (deficit) since December 31, 1997	(29,392)	(38,255)
Accumulated other comprehensive income (loss)	8,096	(5,962)
Treasury stock, at cost: 67,446 and 250,258 shares at December 31, 2001 and September 30, 2002, respectively	(865)	(3,589)

Total stockholders' equity	120,379	95,482

Total liabilities and stockholders' equity	$191,056	$210,874

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues:
Oil and natural gas	$17,208	$16,253	$47,051	$44,178
Other income	824	1,448	2,513	5,299

Total revenues	18,032	17,701	49,564	49,477
Costs and expenses:
Oil and natural gas production	5,983	8,230	17,613	21,557
Depreciation, depletion and amortization	4,726	4,706	10,544	13,028
General and administrative	1,205	2,639	3,343	6,870
Interest	199	987	2,927	2,261
Impairment of oil and natural gas properties and marketable securities	45,942	419	45,942	18,326

Total costs and expenses	58,055	16,981	80,369	62,042

Income (loss) before income taxes	(40,023)	720	(30,805)	(12,565)
Income tax expense (benefit)	(2,555)	(84)	880	(7,632)

Net income (loss)	(37,468)	804	(31,685)	(4,933)
Dividends on preferred stock	1,351	1,314	1,351	3,942

Earnings (loss) on common stock	$(38,819)	$(510)	$(33,036)	$(8,875)

Basic earnings (loss) per share	$(5.41)	$(0.07)	$(4.70)	$(1.25)

Diluted earnings (loss) per share	$(5.41)	$(0.07)	$(4.70)	$(1.25)

Weighted average number of common and common equivalent shares outstanding:
Basic	7,171	7,008	7,023	7,083

Diluted	7,171	7,008	7,023	7,083

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Operating Activities:
Net income (loss)	$(37,468)	$804	$(31,685)	$(4,933)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	4,727	4,706	10,544	13,028
Impairment of oil and natural gas properties	45,942	—	45,942	17,459
Impairment of marketable securities	—	419	—	867
Deferred income taxes	(3,530)	720	(1,211)	(7,067)
Income from derivative ineffectiveness and terminated hedges	(620)	(1,224)	(1,908)	(4,915)
Other operating activities	306	(50)	633	96

Cash flow before changes in working capital	9,357	5,375	22,315	14,535
Effect of changes in:
Accounts receivable	(1,466)	1,446	(719)	1,316
Other current assets	1,769	(1,252)	(657)	(1,422)
Accounts payable and other current liabilities	(15)	3,272	70	6,300

Net cash provided by operating activities	9,645	8,841	21,009	20,729
Investing Activities:
Additions to oil and natural gas property and equipment	(14,999)	(8,240)	(45,476)	(52,230)
Acquisition of Addison Energy Inc.	—	—	(44,864)	—
Other investing activities	1,125	432	391	(483)

Net cash used in investing activities	(13,874)	(7,808)	(89,949)	(52,713)
Financing Activities:
Proceeds from long-term debt	10,326	3,500	126,767	41,439
Payments on long-term debt	(5,651)	(4,994)	(162,484)	(5,994)
Proceeds from issuance of preferred stock	(456)	—	101,175	—
Proceeds from exercise of stock options and warrant	23	117	2,494	777
Preferred stock dividends	(1,351)	(1,314)	(1,351)	(3,942)
Deferred financing costs	(1,426)	(47)	(1,426)	(347)
Other financing activities	1,543	—	602	(29)

Net cash provided by (used in) financing activities	3,008	(2,738)	65,777	31,904

Net increase (decrease) in cash	(1,221)	(1,705)	(3,163)	(80)
Effect of exchange rates on cash and cash equivalents	(705)	(549)	(628)	(647)
Cash at beginning of period	6,335	3,383	8,200	1,856

Cash at end of period	$4,409	$1,129	$4,409	$1,129

Supplemental Cash Flow Information:
Interest paid	$898	$1,186	$2,517	$2,398

Income taxes paid	$426	$—	$7,025	$—

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net income (loss)	$(37,468)	$804	$(31,685)	$(4,933)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,904)	(1,047)	(1,728)	452
Unrealized loss on equity investments	—	(59)	—	(156)
Hedging activities:
Cumulative effect of change in accounting principle at January 1, 2001	—	—	(1,068)	—
Effective changes in fair value	5,982	(4,769)	20,678	(12,287)
Reclassification adjustments for settled contracts	(3,555)	1,735	(6,447)	3,316
Amortization of terminated contracts	—	(1,599)	—	(5,383)

Total hedging activities	2,427	(4,633)	13,163	(14,354)

Total comprehensive loss	$(36,945)	$(4,935)	$(20,250)	$(18,991)

See accompanying notes.

EXCO RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

1.    Basis of Presentation

        In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of EXCO Resources, Inc. as of December 31, 2001 and September 30, 2002, and the results of operations and cash flows for the three and nine month periods ended September 30, 2001 and 2002.

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

        The results of operations for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results we expect for the full year.

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

        During the three month period ended September 30, 2002, we acquired 88,000 shares of our common stock through several open market transactions. The total amount paid for the shares was approximately $1.3 million, or an average of $14.81 per share. For the nine month period ended September 30, 2002, we have acquired 188,500 shares of our common stock through open market transactions. The total amount paid for the shares was approximately $2.8 million, or an average of $14.87 per share. The shares may be reissued in the future through the exercise of stock options, under the board of directors compensation plan or for other corporate purposes. We made the last purchase of our common shares on July 30, 2002. We have suspended the purchase of shares of our common stock pending the outcome of our chairman's announced proposal to acquire all of the outstanding shares of our common and preferred stock that he does not already own (See Note 10.—Acquisition Proposal).

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

        Since we reported a loss on common stock for the three and nine month periods ended September 30, 2001 and 2002, our common stock equivalents are considered to be anti-dilutive and are not considered in the diluted earnings per share calculation. Employee and director stock options and our convertible preferred stock would have increased the diluted weighted average number of shares outstanding by 447,000 shares and 5,004,869 shares, respectively, for the three month period ended September 30, 2002 and 458,000 shares and 5,004,869 shares, respectively, for the nine month period ended September 30, 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(In thousands)
Weighted average number of basic shares outstanding	7,171	7,008	7,023	7,083
Effects of:
Employee and director stock options	—	—	—	—
Convertible preferred stock	—	—	—	—

Weighted average number of diluted shares outstanding	7,171	7,008	7,023	7,083

4.    Oil and Natural Gas Properties

        We have recorded oil and natural gas properties at cost using the full cost method of accounting. Under the full cost method, all costs associated with the acquisition, exploration or development of oil and natural gas properties are capitalized as part of the full cost pool.

        Unproved oil and natural gas properties are excluded from the calculation of depreciation, depletion and amortization until it is determined whether or not proved reserves can be assigned to such properties. At December 31, 2001 and September 30, 2002, the $6.6 million and $5.2 million, respectively, in unproved oil and natural gas properties resulted from the allocation of a portion of the purchase price of Canadian properties to undeveloped acreage and to possible and probable reserves. We assess our unproved oil and natural gas properties on a quarterly basis. During the three and nine months ended September 30, 2002, we reclassified $178,000 and $1.5 million, respectively, from unproved oil and natural gas properties to proved oil and natural gas properties.

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

        The calculation of the ceiling test is based upon estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and plan of development. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision to the estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

        As a result of low natural gas prices for Canadian production on June 30, 2002, we recorded a non-cash ceiling test write-down of $17.5 million pre-tax ($9.7 million after-tax) to the Canadian full cost pool during the quarter ended June 30, 2002. Natural gas prices were higher at September 30, 2002 so no additional write-down was required. During the three month and nine month periods ended September 30, 2001, we recorded a pre-tax non-cash ceiling test write-down of $45.9 million (of which $25.0 million was from the United States full cost pool and $20.9 million was from the Canadian full cost pool).

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

	Three Months Ended September 30, 2001		Three Months Ended September 30, 2002
	United States	Canada	United States	Canada
		(In thousands)
Revenues:
Oil and natural gas	$13,268	$3,940	$7,818	$8,435
Other income	803	21	1,420	28

Total revenues	14,071	3,961	9,238	8,463
Costs and expenses:
Oil and natural gas production	5,080	903	4,824	3,406
Depreciation, depletion and amortization	2,642	2,084	2,370	2,336
General and administrative	980	225	1,921	718
Interest	128	71	161	826
Impairment of oil and natural gas properties and marketable securities	25,013	20,929	419	—

Total costs and expenses	33,843	24,212	9,695	7,286

Income (loss) before income taxes	(19,772)	(20,251)	(457)	1,177
Income tax expense (benefit)	(2,555)	—	(1,157)	1,073

Net income (loss)	$(17,217)	$(20,251)	$700	$104

Total assets	$123,613	$43,272	$106,995	$103,879

	Nine Months Ended September 30, 2001		Nine Months Ended September 30, 2002
	United States	Canada	United States	Canada
		(In thousands)
Revenues:
Oil and natural gas	$40,425	$6,626	$23,866	$20,312
Other income	2,492	21	5,270	29

Total revenues	42,917	6,647	29,136	20,341
Costs and expenses:
Oil and natural gas production	16,236	1,377	13,937	7,620
Depreciation, depletion and amortization	7,253	3,291	6,948	6,080
General and administrative	2,981	362	5,042	1,828
Interest	2,554	373	391	1,870
Impairment of oil and natural gas properties and marketable securities	25,013	20,929	867	17,459

Total costs and expenses	54,037	26,332	27,185	34,857

Income (loss) before income taxes	(11,120)	(19,685)	1,951	(14,516)
Income tax expense (benefit)	720	160	(1,157)	(6,475)

Net income (loss)	$(11,840)	$(19,845)	$3,108	$(8,041)

Total assets	$123,613	$43,272	$106,995	$103,879

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

        U.S. Credit Agreement.    Our restated U.S. credit agreement provides for borrowings of up to $124.0 million under a revolving credit facility with a borrowing base of $65.0 million. At September 30, 2002, we had approximately $12.3 million of outstanding indebtedness, letter of credit commitments of $310,000 and approximately $52.4 million available for borrowing under our U.S. credit agreement. The borrowing base is to be redetermined as of November 1, 2002, and each May 1 and November 1 thereafter. Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties. At our election, interest on borrowings may be either (i) the greater of the administrative agent's prime rate or the federal funds effective rate plus an applicable margin or (ii) LIBOR (London InterBank Offered Rate) plus an applicable margin.

        Canadian Credit Agreement.    Our restated Canadian credit agreement provides for borrowings of up to U.S. $157.5 million under a revolving credit facility with a borrowing base of U.S. $75.0 million. At September 30, 2002, we had approximately U.S. $70.1 million of outstanding indebtedness and approximately U.S. $4.9 million available for borrowing under our Canadian credit agreement. The borrowing base is to be redetermined as of November 1, 2002, and each May 1 and November 1 thereafter. Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and natural gas properties. At our election, interest on borrowings may be either (i) the Canadian prime rate plus an applicable margin or (ii) the Banker's Acceptance rate plus an applicable margin.

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

  •
  not permit our ratio of consolidated debt to consolidated total capital to be greater than 65% at the end of each fiscal quarter; and

  •
  not permit our ratio of indebtedness to earnings before interest expense, state and federal taxes and depreciation, depletion and amortization expense, as calculated in accordance with the agreements, to be more than 3.0 to 1.0 at the end of each fiscal quarter.

        Additionally, the credit agreements contain a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur additional indebtedness, restrictions on our ability to pledge assets, and prohibit the payment of dividends on our common stock. The U.S. credit agreement further required that we hedge at least 75% of our anticipated production from our U.S. proved developed producing reserves, within ten days of the time we entered into the agreement, for a period of up to 24 months. As of September 30, 2002, we were in compliance with the covenants contained in the U.S. and Canadian credit agreements.

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

7.    Commodity Derivative Instruments and Hedging Activities

        In connection with the incurrence of debt related to our acquisition activities and to protect against commodity price fluctuations, management has adopted a policy of hedging oil and natural gas prices through the use of commodity futures, options and swap agreements. Effective January 1, 2001, we adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activity," which established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results from the hedged item on the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivatives classified as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of any change in the fair value of a derivative designated as a hedge is immediately recognized in earnings. Hedge effectiveness is measured quarterly based on the change in relative fair value between the derivative contract and the hedged item over time. At adoption, we recognized a net derivative liability and a reduction in other comprehensive income of approximately $1.1 million as a cumulative effect of an accounting change for all of our hedges. Oil and natural gas revenues for the three and nine months ended September 30, 2001 were increased $3.8 million and $3.1 million, respectively, from the settlement of cash flow hedges while oil and natural gas revenues for the three and nine month periods ended September 30, 2002 were decreased $2.4 million and $3.9 million, respectively, from the settlement of cash flow hedges. During the nine months ended September 30, 2001, we recognized an increase in the net derivative asset and an associated increase in accumulated other comprehensive income totaling approximately $15.9 million. For the nine months ended September 30, 2002, we recognized an increase in the net derivative liability and an associated decrease in other comprehensive income totaling approximately $9.4 million. During the nine month periods ended September 30, 2001 and 2002, we recognized $1.9 million and $4.9 million, respectively, in other income for income from derivative ineffectiveness and terminated hedges.

        The following table sets forth our oil and natural gas hedging activities as of September 30, 2002. Our contracts are swap arrangements for the sale of oil and natural gas based on NYMEX pricing. The market values at September 30, 2002 are estimated from quotes from the counterparties and represent the amounts that we would expect to pay to terminate the agreements on September 30, 2002. The stated volumes and strike prices are for the remaining portions of the individual contracts at September 30, 2002.

Commodity	Contract Date(1)	Effective Date	Termination Date	Notional Volume/Range Per Month(2)(3)	Aggregate Volume(2)(3)	Strike Price	Market Value at September 30, 2002(4)
Oil	12/3/2001	1/1/2002	12/31/2002	60,000 Bbls	180,000 Bbls	$20.77	$(1,656,000)
Natural Gas	12/4/2001	1/1/2002	12/31/2002	300,000 Mmbtus - 310,000 Mmbtus	920,000 Mmbtus	$2.85	$(1,086,000)
Natural Gas	12/7/2001	1/1/2002	12/31/2002	295,000 Mmbtus - 306,000 Mmbtus	899,000 Mmbtus	$2.80	$(1,107,000)
Natural Gas	3/12/2002	5/1/2002	12/31/2002	150,000 Mmbtus	450,000 Mmbtus	$3.165	$(390,000)
Natural Gas	3/12/2002	1/1/2003	12/31/2003	455,000 Mmbtus	5,460,000 Mmbtus	$3.50	$(3,038.000)
Oil	4/5/2002	5/1/2002	12/31/2002	14,000 Bbls	42,000 Bbls	$24.58	$(227,000)
Oil	4/5/2002	1/1/2003	12/31/2003	40,000 Bbls	480,000 Bbls	$22.94	$(1,417,000)
Oil	9/5/2002	1/1/2003	12/31/2003	22,600 Bbls	271,200 Bbls	$25.95	$4,000
Oil	9/5/2002	1/1/2004	12/31/2004	20,000 Bbls	240,000 Bbls	$23.96	$174,000

(1)
The counterparties to these contracts are BNP Paribas and Bank One, financial lending institutions and members of our U.S. and Canadian bank groups.

(2)
Bbls—Barrels.

(3)
Mmbtus—Million British thermal units.

(4)
On September 30, 2002, the average forward NYMEX oil prices for the remainder of 2002 and for calendar 2003 were $30.00 per Bbl and $25.93 per Bbl, respectively, and the average forward NYMEX natural gas prices for the remainder of 2002 and for calendar 2003 were $4.03 per Mmbtu and $4.06 per Mmbtu, respectively.

        At September 30, 2002, we had approximately $3.7 million in other comprehensive income related to hedges that, as a result of the bankruptcy of Enron North America Corp., were terminated during 2001. This amount will be reclassified into other income as shown in the following table (in thousands):

Amount
During 2002:
Quarter ending December 31, 2002	$1,593

During 2003:
Quarter ending March 31, 2003	$976
Quarter ending June 30, 2003	631
Quarter ending September 30, 2003	464

Total	$2,071

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

  PrimeWest Properties Acquisition

        On December 18, 2001, Addison, our Canadian subsidiary, acquired oil and natural gas properties located in Alberta, Canada. As of December 31, 2001, total proved reserves net to our interest included approximately 3.6 million Bbls of oil and NGLs, and 27.1 Bcf of natural gas. The effective date of this transaction was December 18, 2001. The purchase price was approximately $33.8 million or CDN $53.6 million cash ($33.6 million or CDN $53.3 million after contractual adjustments), funded with borrowings under our Canadian credit agreement.

  Pro Forma Results of Operations

        The following reflects the pro forma results of operations as though the acquisitions during 2001 of the STB Energy Properties, Addison Energy Inc. and the PrimeWest Properties, the related borrowings, and our 5% convertible preferred stock offering had been consummated on January 1, 2001.

	Nine Months Ended September 30,
	2001	2002
	(In thousands, except per share amounts)
Revenues	$65,991	$49,477
Loss on common stock	$(30,042)	$(8,875)
Loss per share:
Basic	$(4.15)	$(1.25)
Diluted	$(4.15)	$(1.25)

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

9.    Recently Issued Accounting Standards

        SFAS No. 143, "Accounting for Asset Retirement Obligations," which was issued by the Financial Accounting Standards Board (FASB) in June 2001, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Due to the significant number of operating facilities that we maintain, and the extensive number of documents that must be reviewed and estimates that must be made to assess the effects of SFAS No. 143, we have not yet determined the expected impact on our financial position of adoption of SFAS No. 143.

10.  Acquisition Proposal

        We announced on August 7, 2002 that our Chairman and Chief Executive Officer, Douglas H. Miller, has made an offer to purchase all of the outstanding shares of our stock not already owned by Mr. Miller. Mr. Miller currently owns approximately 8.2% of our outstanding common stock and 1.8% of our outstanding 5% convertible preferred stock.

        Under the terms of the offer, the holders of our outstanding shares of common stock would receive $17.00 per share in cash. The holders of our outstanding 5% convertible preferred stock would receive between $17.00 and $18.05 per share in cash depending upon the closing date of the acquisition transaction, which we have been advised takes into account the remaining stated dividends at the time the offer was made and the mandatory conversion of the 5% convertible preferred stock on June 30, 2003.

        Our board of directors has established a special committee comprised of J. Michael Muckleroy and Stephen F. Smith to consider the proposal, to evaluate, negotiate and make a recommendation to the full board on the proposal. The special committee has retained Bracewell & Patterson, L.L.P. as its legal advisor and Merrill Lynch & Co. as its financial advisor to assist it in evaluating the proposal from Mr. Miller and other proposals it receives. The proposal from Mr. Miller was made subject to the negotiation and execution of a definitive acquisition agreement containing mutually agreeable terms and conditions as are customary in such agreements, including but not limited to customary representations, warranties, covenants and conditions. It is also subject to, among other things, (1) the approval of the transaction by the special committee, the board of directors and the shareholders, (2) receipt of satisfactory financing for the transaction, (3) receipt of a fairness opinion by the special committee, and (4) the receipt of all necessary regulatory approvals.

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

        On August 12, 2002, litigation was filed in the 162nd State District Court in Dallas County, Texas and is captioned Birnbaum v. EXCO Resources, Inc., et al, Cause No. 02-07396-I. The complaint was purportedly filed on behalf of our public shareholders and alleges that our current directors breached fiduciary duties owed to our shareholders in connection with Mr. Miller's offer. We are named as a defendant in the litigation.

        The litigation seeks declaratory and injunctive relief to enjoin our ability to engage in such a transaction with Mr. Miller and the recovery of any compensatory damages that would allegedly be sustained as a result of the transaction. We believe that the allegations contained in the complaint are without merit, and plan to vigorously contest and defend against the litigation.

        On October 23, 2002, T. W. Eubank executed a Joinder Agreement regarding Mr. Miller's proposal filed as an Exhibit to Mr. Miller's 13D on October 24, 2002. Mr. Miller and Mr. Eubank intend to contact certain shareholders, employees and directors of EXCO to determine if they are interested in participating in the Miller proposal. If Mr. Miller and Mr. Eubank believe that holders of 20% or more of EXCO's currently outstanding voting stock would be interested in participating in the transaction, then they will take steps to form a buyout group (Buyout Group) composed of themselves and such shareholders. If a Buyout Group is formed, the Buyout Group may be deemed to own 20% or more of our currently outstanding voting stock under Article 13 of the Texas Business Corporation Act (Article 13). Article 13 prevents a Texas corporation from engaging in a business combination with a person, or any affiliate or associate of a person, who is deemed under Article 13 to beneficially own 20% or more of such corporation's outstanding voting stock unless: (i) such business combination is approved by the corporation's board of directors prior to such person acquiring beneficial ownership of 20% or more of the corporation's outstanding voting stock; (ii) the acquisition of 20% or more of the corporation's outstanding voting stock is approved by the corporation's board of directors prior to such acquisition; or (iii) the business combination is approved by the affirmative vote of at least two-thirds of the corporation's outstanding voting shares not owned by such person or such person's affiliates or associates. Pursuant to a Share Acquisition Agreement dated October 14, 2002, EXCO has approved the acquisition of 20% or more of EXCO's outstanding voting stock by a Buyout Group for the Miller proposal. Mr. Miller and Mr. Eubank intend to ask each officer, director, or employee of EXCO who they approach about participating in the transaction to join the Share Acquisition Agreement before such persons are invited to participate and before such persons determine if they wish to participate in the Miller proposal.

        In the event the special committee approves a transaction other than the Miller proposal (an Alternate Transaction) on terms that Mr. Miller and Mr. Eubank believe are superior to the Miller proposal, then Mr. Miller and Mr. Eubank currently intend to support such a transaction and sell their EXCO stock in such Alternate Transaction.

        If Mr. Miller or a Buyout Group were to acquire all or a substantial majority of our outstanding shares of common stock and preferred stock held by other shareholders, our common stock and preferred stock could be delisted from trading on the NASDAQ National Market or any other exchange or inter- dealer quotation system. If Mr. Miller or a Buyout Group were to acquire all or a substantial majority of the outstanding shares of common stock and preferred stock held by other shareholders, the common stock and the preferred stock could become eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934.

11.  Subsequent Events

  Loss of well control—Miami Corp. #35 well

        On October 1, 2002, we were conducting workover operations to restore production in our Miami Corp. #35 well in the South Pecan Lake Field, Cameron Parish, Louisiana. A loss of well control occurred resulting in the release of approximately 20.0 Mmcf per day of natural gas and 2,800 barrels per day of formation water. No injuries or fires resulted from the loss of control. We contracted with well control specialists to assist with well control operations.

        Temporary production facilities have been installed on the well and all the natural gas from the well is now being sold. The estimated daily sales volume on November 7, 2002 was approximately 6.0 Mmcf (4.5 Mmcf net to our interest). Natural gas sales have been declining, in part, due to our efforts to restrict the production rates from this well. Produced water, currently estimated at approximately 2,350 barrels per day, is being routed to our disposal wells. We hold a 90.0% working interest and a 74.9% net revenue interest in the well. We cannot predict how long these production volumes will continue. Prior to commencement of the workover, the well had been shut-in for several years due to downhole wellbore problems.

        The condition of the downhole tubulars will not allow the well to be shut-in or safely produced for a long period of time. We are monitoring the flowing conditions of the well and we are reviewing the feasibility of a pump-in procedure to control the well. Our efforts to restrict the production rates from this well should improve our chances of being able to successfully control the well with the pump-in procedure. We are also planning a relief well drilling operation that may be required if the pump-in procedure is not feasible or if it is unsuccessful.

        Through November 7, 2002, our estimated expenditures to control the well have been approximately $1.7 million. The preliminary additional cost to control the well is estimated to be between $500,000 to $1.0 million if a pump-in control procedure is successful and between $4.8 million to $7.1 million if the drilling of a relief well is required. We believe our control of well insurance will reimburse us for up to $4.5 million of the cost to control the well.

        Due to the volumes of water being produced and the possibility that the water volumes will increase over time in these types of reservoirs, the remaining natural gas reserves from this well are uncertain and difficult to predict. Our proved reserves as of January 1, 2002 for this well prior to the loss of well control were 585 Mmcf of natural gas. We are unable to estimate the remaining reserves from this well at this time and the actual reserves could be higher or lower than previously estimated.

  DJ Basin property acquisition

        On November 1, 2002, we acquired oil and natural gas properties located in the DJ Basin in Colorado. As of October 1, 2002, estimated total proved reserves net to our interest included approximately 2.1 Mmbbls of oil and NGLs and 13.5 Bcf of natural gas from 111 gross (103 net) wells. Net daily production in September 2002 was approximately 630 Bbls of oil and NGLs and 3.7 Mmcf of natural gas. The purchase price was approximately $22.0 million cash ($21.1 million after contractual adjustments), funded with $19.7 million of bank debt from our U.S. credit agreement and $1.4 million from surplus cash.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        The statements contained in this report regarding our future financial and operating performance and results, business strategy and market prices and future hedging activities, and other statements, including, in particular, statements about our plans and forecasts that are not historical facts are forward-looking statements, as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among these forward-looking statements are statements regarding our anticipated performance in the year 2002, specifically statements relating to our production, production costs, depreciation, depletion and amortization expense, general and administrative expenses, interest expense, and capital expenditures. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

        We use the words "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend," "plan," "budget," or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of results of operations or of our financial conditions, and/or state other "forward-looking" information. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. These statements are not guarantees of future performance and involve risks and uncertainties that could cause our actual results to differ, perhaps materially, from our expectations in this report, including, but not limited to:

  •
  estimates of reserves;

  •
  market factors;

  •
  market prices (including regional basis differentials) of oil and natural gas;

  •
  results of future drilling;

  •
  marketing activity;

  •
  future production and costs;

  •
  outcome of litigation; and

  •
  and other factors discussed in this report and in our other SEC filings.

        We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. You are cautioned not to place undue reliance on a forward-looking statement. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this Quarterly Report, and the risk factors in our Form 10-K for the year ended December 31, 2001.

        Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for oil and natural gas. Declines in oil or natural gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil or natural gas prices also may reduce the amount of oil or natural gas that we can produce economically. The valuations and estimated quantities of our oil and natural gas reserves at December 31, 2001, included in our Form 10-K for the year ended December 31, 2001, are based upon prices in effect at December 31, 2001. Oil and natural gas prices have changed since that time. A decline in oil and/or natural gas prices could have a material adverse effect on the estimated value and estimated quantities of our oil and natural gas reserves, our ability to fund our operations and our financial condition, cash flow, results of operations and access to capital. Historically, oil and natural gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. As a result of low natural gas prices for Canadian production on June 30, 2002, we recorded a non-cash ceiling test write-down of $17.5 million pre-tax ($9.7 million after-tax) to the Canadian full cost pool during the quarter ended June 30, 2002. Natural gas prices were higher at September 30, 2002, so no additional write-down was required. For a further description of this charge, see "Note 4—Oil and Natural Gas Properties" of Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report.

2002 and 2003 Outlook

        The following discussion reflects our estimates and expectations for 2002, assuming we do not complete any additional acquisitions or divestitures during the remainder of 2002. This outlook could be materially impacted by any acquisition or disposition we might complete.

  Commodity Prices

        During 2001, commodity prices declined from historically high levels at the beginning of the year to more moderate levels by year end. Significant factors that will impact commodity prices during the remainder of 2002 include the current military activity and political unrest in the Middle East, the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations are able to manage oil supply through export quotas, weather and climate conditions and the overall North American natural gas supply and demand fundamentals. We will continue to moderate our debt levels, follow cost management measures and strategically hedge oil and natural gas price risk to mitigate the impact of price volatility on our oil, natural gas and NGL sales. We will continue to review our hedge positions each time we make a material acquisition.

        As of September 30, 2002, we had hedges in place covering a total of 222,000 Bbls of our remaining 2002 oil production under swap contracts with a weighted average fixed price to be received of $21.49 per Bbl. We have now hedged approximately 62 - 65% of our forecasted oil production for the remainder of 2002. We have hedges in place covering 62,600 Bbls of oil per month for all of 2003 with a weighted average fixed price to be received of $24.03 per Bbl and covering 20,000 Bbls of oil per month for all of 2004 with a fixed price to be received of $23.96 per Bbl. We also have hedges in place covering 2,269,000 Mmbtus of our remaining 2002 natural gas production under swap contracts with a weighted average fixed price to be received of $2.89 per Mmbtu. These hedges cover approximately 53 - 55% of our forecasted natural gas production for the remainder of 2002. We have a hedge in place covering 455,000 Mmbtus of natural gas per month for all of 2003 with a fixed price to be received of $3.50 per Mmbtu.

        At September 30, 2002, we had approximately $3.7 million remaining in accumulated other comprehensive income related to our terminated hedge contracts with Enron North America Corp. Of this amount, approximately $1.6 million will be reclassified into earnings during the remainder of 2002 and the balance of approximately $2.1 million will be reclassified into earnings in 2003. For more information regarding our hedging contracts, please review "Part I—Item 3—Quantitative and Qualitative Disclosure About Market Risk".

  Fourth Quarter 2002

        Production during the fourth quarter of 2002 will be impacted by two different events: natural gas sales from the Miami Corp. #35 well and the November 1, 2002 purchase of oil and natural gas properties in the DJ Basin. We expect the range of our fourth quarter production to be:

	From	To
Miami Corp #35	.2 Bcfe	.3 Bcfe
DJ Basin properties	.3 Bcfe	.4 Bcfe
All other properties	6.2 Bcfe	6.4 Bcfe

Total estimated production	6.7 Bcfe	7.1 Bcfe

        We currently estimate that our annual 2002 production will be between 22.9 Bcfe and 23.3 Bcfe and between 33.0 Bcfe and 36.0 Bcfe during 2003.

        The Miami Corp. #35 well experienced a loss of control on October 1, 2002 while workover operations were being conducted. Temporary production facilities were installed and natural gas sales began on October 12, 2002. Our share of natural gas sales volumes during October 2002 are estimated to be 172 Mmcf and we expect that our share of production for November 2002 will be from 60 Mmcf to 100 Mmcf. Daily natural gas sales during October and November 2002 have been declining, in part, due to efforts to restrict the production rates from this well in order to attempt to successfully control the well with a pump-in procedure. Production from this well could vary materially from our estimate due to our lack of ability to control the flow from the well, the uncertainty of the amount of the remaining reserves, as well as the timing of when we can ultimately control the well.

        Estimated production from the DJ Basin properties has been included in the above table beginning on November 1, 2002, which was the date we closed this acquisition.

        Our estimate of certain costs and expenses has been based upon the production estimate shown above. We expect fourth quarter production costs, including production and ad valorem taxes, to be between $1.20 and $1.30 per Mcfe. Depreciation, depletion and amortization expense is expected to be between $.78 and $.83 per Mcfe and general and administrative expense is expected to be between $.35 and $.40 per Mcfe. Our interest expense is expected to be between $1.1 and $1.4 million during the fourth quarter of 2002.

  Acquisitions and Capital Expenditures

        For 2002, we estimate that we will spend between $25.0 million and $31.0 million for development efforts plus related facilities, of which $11 million to $17 million is expected to be spent in the U.S. and $14 million in Canada. We have included $2.0 million to $8.0 million in the U.S. budget for the loss of control on the Miami Corp. #35 well. Any insurance recoveries for the Miami Corp. #35 well control event are not expected to be received until 2003. Our capital expenditures budget is based on an expected range of future oil, natural gas and NGL prices as well as the expected cost of the capital additions. Should our price expectations for our future production or rig availability change sufficiently, we may accelerate some projects or defer some projects and, consequently, may increase or decrease future capital expenditures including the remainder of 2002. In addition, if the actual costs of the budgeted items vary significantly from the anticipated amounts, actual capital expenditures could vary materially from our estimates.

        Our well control insurance policy has expired and our insurance carrier declined to renew our policy. As a result of the claims we have made on our well control insurance policy related to the Miami Corp. #35, the Leon #2 and the drilling of the Leon #3 replacement well, as well as general market conditions for insurance, we have been unable to obtain new well control insurance coverage on terms acceptable to us. We have delayed projects that we believe contain operational risks and we may continue to delay or postpone projects in the future if we are unable to obtain well control insurance on acceptable terms. The project delays could reduce our estimated production for 2003. We further expect that, if we are able to obtain such insurance, that the rates used to determine the premium will be substantially higher and that we will have to accept a higher level of risk through either higher deductibles or co-insurance clauses than provided in our previous policy.

        We funded our April 2002 Medicine River properties and our November 2002 DJ Basin properties acquisitions primarily with borrowings under our credit agreements. As a key element of our growth strategy, we are continuously evaluating and bidding upon potential acquisitions of properties and companies. Although we have completed several major acquisitions in recent years, these transactions are opportunity driven. Thus, we do not budget, nor can we reasonably predict, the timing or size of any acquisitions we do not describe in this report.

Critical Accounting Policies

        We did not have any changes in our critical accounting policies or in our significant accounting estimates during the nine month period ended September 30, 2002, other than our ceiling test write-down on our Canadian full cost pool during the second quarter. Please see our Annual Report on Form 10-K for the year ended December 31, 2001 for a detailed discussion of our critical accounting policies.

        Under full cost accounting rules, we must compare the amount in our full cost pools (separate pools exist for the United States and Canada) to a ceiling test limit. In calculating future net revenues for the ceiling test limit, current prices and costs are generally held constant indefinitely. As a result of lower prices for Canadian natural gas at the end of the second quarter of 2002, we had a pre-tax, non-cash write-down of our oil and natural gas properties of $17.5 million ($9.7 million after-tax) from our Canadian full cost pool. Natural gas prices were higher at the end of the third quarter of 2002 so no additional write-down was required. These assumptions are not indicative of our expectations for future prices. Due to the volatility in oil and natural gas prices, it is possible that we will incur additional non-cash ceiling test write-downs in the future.

        See "Item 3. Quantitative and Qualitative Disclosure about Market Risk-Equity Price Risk" for a discussion of impairment expense that we have recognized on our investments in marketable securities.

Our Results of Operations

        The following tables present production and average unit prices and costs for the periods and for the geographic segments indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Production:
Oil (Mbbls)
U.S.	225	211	656	633
Canada	25	121	39	293

Total	250	332	695	926
Natural gas (Mmcf)
U.S.	1,680	1,564	4,583	4,682
Canada	778	1,905	1,225	4,595

Total	2,458	3,469	5,808	9,277
Natural gas liquids (Mbbls)
U.S.	25	18	76	57
Canada	24	68	40	166

Total	49	86	116	223
Total production (Mmcfe)
U.S.	3,181	2,940	8,975	8,820
Canada	1,072	3,041	1,701	7,351

Total	4,253	5,981	10,676	16,171
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Average Sales Price (including hedge settlements):
Oil (Per Bbl)
U.S.(1)	$25.27	$18.68	$26.33	$18.44
Canada	$24.37	$25.49	$24.78	$23.61
Total(2)	$25.18	$21.17	$26.25	$20.08
Natural gas (Per Mcf)
U.S.(3)	$4.92	$2.29	$4.99	$2.42
Canada	$2.26	$2.17	$2.90	$2.33
Total(4)	$4.08	$2.22	$4.55	$2.37
Natural gas liquids (Per Bbl)
U.S.	$16.47	$16.34	$20.56	$15.53
Canada	$16.98	$17.73	$18.48	$16.11
Total	$16.72	$17.43	$19.83	$15.97
Total oil and natural gas revenues (Per Mcfe)
U.S.	$4.52	$2.66	$4.65	$2.71
Canada	$2.59	$2.77	$3.09	$2.76
Total	$4.03	$2.72	$4.40	$2.73

(1)
Reflects the impact of monthly hedge settlements which increased the U.S. average oil price by $0.90 and $0.82 per Bbl for the three months and nine months ended September 30, 2001,

  respectively, and decreased the U.S. average oil price by $7.34 and $4.49 for the three months and nine months ended September 30, 2002, respectively.

(2)
Reflects the impact of monthly hedge settlements which increased the total average oil price by $0.81 and $0.78 per Bbl for the three months and nine months ended September 30, 2001, respectively, and decreased the total average oil price by $4.65 and $3.07 for the three months and nine months ended September 30, 2002, respectively.

(3)
Reflects the impact of monthly hedge settlements which increased the U.S. average natural gas price by $2.12 and $0.54 per Mcf for the three months and nine months ended September 30, 2001 and decreased the U.S. average natural gas price by $0.52 and $0.22 per Mcf for the three months and nine months ended September 30, 2002.

(4)
Reflects the impact of monthly hedge settlements which increased the total average natural gas price by $1.45 and $0.42 per Mcf for the three months and nine months ended September 30, 2001 and decreased the total average natural gas price by $0.24 and $0.12 per Mcf for the three months and nine months ended September 30, 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Expenses (Per Mcfe):
Oil and natural gas production
U.S.	$1.27	$1.31	$1.44	$1.26
Canada	$0.79	$1.08	$0.77	$1.00
Total	$1.15	$1.19	$1.33	$1.14
Production and ad valorem taxes
U.S.	$0.32	$0.33	$0.37	$0.32
Canada	$0.05	$0.04	$0.04	$0.04
Total	$0.25	$0.18	$0.32	$0.19
General and administrative
U.S.	$0.31	$0.65	$0.33	$0.57
Canada	$0.21	$0.24	$0.21	$0.25
Total	$0.28	$0.44	$0.31	$0.42
Depreciation, depletion and amortization
U.S.	$0.83	$0.81	$0.81	$0.79
Canada	$1.94	$0.77	$1.93	$0.83
Total	$1.11	$0.79	$0.99	$0.81

  Comparison of Three Months Ended September 30, 2001 and 2002

        Revenues. Our revenues from the sale of oil, natural gas and NGLs for the three months ended September 30, 2002, decreased by $1.0 million, or 6%, to $16.2 million from $17.2 million for the same period in 2001. This decrease in revenues is primarily attributable to lower prices received for oil and natural gas, which was partially offset by higher NGL prices. Our average oil, natural gas and NGL prices include the effects of quality, gathering and transportation costs as well as the effect of monthly oil and natural gas hedge settlements. Our average oil price received during the three months ended September 30, 2002, was $21.17 per Bbl as compared to $25.18 per Bbl for the same period in 2001, which decreased revenue by $1.0 million. Our average natural gas price received during the three months ended September 30, 2002, was $2.22 per Mcf as compared to $4.08 per Mcf during the same period in 2001, which decreased revenue by $4.6 million. Our average NGLs price received during the three months ended September 30, 2002, was $17.43 per Bbl as compared to $16.72 per Bbl for the same period in 2001, which increased revenue by $35,000.

        The decrease in revenue resulting from lower oil and natural gas prices was partially offset by increased production and higher NGL prices. Our production of oil, natural gas and NGLs increased by 82,000 Bbls, 1.0 Bcf, and 37,000 Bbls, respectively, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. These increases are attributable to our acquisitions of the PrimeWest properties, completed in December 2001, and of the Medicine River properties, completed in April 2002.

        Our other income for the three months ended September 30, 2002, was $1.4 million as compared to $824,000 for the same period in 2001. This income primarily consisted of income from derivative ineffectiveness and terminated hedges, interest income, salt water disposal income and well supervision fees. The increase in other income was primarily attributable to $1.2 million in non-cash income from derivative ineffectiveness and terminated hedges during the three months ended September 30, 2002 compared to $621,000 during the same period in 2001.

        Costs and Expenses. Our total costs and expenses for the three months ended September 30, 2002, decreased by $41.1 million to $17.0 million from $58.1 million for the same period in 2001. This decrease was mainly attributable to non-cash ceiling test write-downs of $45.9 million for the three months ended September 30, 2001. This was partially offset by expenses related to the PrimeWest and Medicine River properties we acquired in December 2001 and April 2002, respectively.

        Our oil and natural gas production costs for the three months ended September 30, 2002, increased $2.2 million, or 38%, to $8.2 million from $6.0 million in the same period in 2001. Our acquisitions of the PrimeWest and Medicine River properties increased oil and natural gas production costs by $1.7 million. Operating expenses related to other properties acquired through several smaller acquisitions completed during 2002 were approximately $300,000 during the three months ended September 30, 2002. Oil and natural gas production costs on a unit of production basis increased $0.04 per Mcfe to $1.19 per Mcfe for the three months ended September 30, 2002 from $1.15 per Mcfe during the same period in 2001. Production and ad valorem taxes for the three months ended September 30, 2002, increased by $16,000.

        Our depreciation, depletion and amortization costs for the three months ended September 30, 2002, decreased by $20,000 as the additional expense resulting from acquisitions of the PrimeWest and Medicine River properties was offset by lower depletion rates. The lower rates were a result of non-cash ceiling test write-downs taken in previous quarters.

        Our general and administrative costs for the three months ended September 30, 2002, increased by $1.4 million, or 119%, to $2.6 million from $1.2 million for the same period in 2001. The increase in general and administrative costs was primarily attributable to our increased staffing needs as a result of our acquisitions of the PrimeWest and Medicine River properties, legal costs incurred in pursuing our bankruptcy claim against Enron North America Corp., and costs incurred for financial and legal advisers retained to evaluate the offer made by our Chairman to purchase all of the outstanding shares of our stock that he does not already own.

        Our interest expense for the three months ended September 30, 2002, increased to $987,000 from $199,000 for the same period in 2001. This increase was primarily due to higher average outstanding borrowings during the three months ended September 30, 2002 when compared to the same period in 2001. The higher outstanding borrowings are primarily the result of properties purchased in Canada in December 2001 and April 2002.

        Under full cost accounting rules, we must compare the amount in our full cost pools (separate pools exist for the United States and Canada) to a ceiling test limit. In calculating future net revenues for the ceiling test limit, current prices and costs are generally held constant indefinitely. As a result of lower product prices at the end of the third quarter of 2001, we had a pre-tax, non-cash write-down of our oil and natural gas properties of $25.0 million ($20.1 million after-tax) from our United States full cost pool and $20.9 million from our Canadian full cost pool. There were no similar write-downs required for the three months ended September 30, 2002. Due to the volatility in oil and natural prices, it is possible that we will incur additional non-cash ceiling test write-downs in the future.

        Periodically, we invest in the marketable securities of other companies prior to initiating discussions of potential business combinations with those companies. At September 30, 2002, the cost of our investments in marketable securities was $2.7 million, which exceeded the market value of these securities on September 30, 2002 by $1.0 million. The investments are classified on our balance sheet as other current assets. We consider these investments to be "available for sale", which means that unrealized gains and losses are excluded from earnings and included in other comprehensive income unless the decline in the fair value of the investment is "other than temporary". During the three month period ended September 30, 2002, we determined that a portion of the decline in the fair value of one of our investments in marketable securities was "other than temporary" and, as a result, we have recognized a non-cash pre-tax impairment expense of $419,000. At September 30, 2002, we have a net unrealized loss on marketable securities of $156,000 remaining in other comprehensive income.

        We have recorded a current income tax benefit of $1.2 million in the United States for the three months ended September 30, 2002, to reflect a refund of taxes expensed and paid during 2001. For the three months ended September 30, 2002, we have not recorded any deferred income tax expense in the U.S., as it continues to be uncertain whether we will be able to utilize our net deferred tax asset. Accordingly, the tax effects of our U.S. generated income was offset by a reduction in our valuation allowance. Because of the deferred tax asset and resulting valuation allowance in the U.S., management expects tax expense on U.S. operations to be significantly reduced in the near future. In Canada, we have recorded current tax expense of $353,000 and a deferred income tax expense of $720,000. We expect to continue to provide for taxes in Canada based upon the level of our Canadian income.

  Comparison of Nine Months Ended September 30, 2001 and 2002

        Revenues.    Our revenues from the sale of oil, natural gas and NGLs for the nine months ended September 30, 2002, decreased by $2.9 million, or 6%, to $44.2 million from $47.1 million for the same period in 2001. This decrease in revenues is primarily attributable to lower prices received for oil, natural gas and NGLs. Our average oil, natural gas and NGL prices include the effects of quality, gathering and transportation costs as well as the effect of monthly oil and natural gas hedge settlements. Our average oil price received during the nine months ended September 30, 2002, was $20.08 per Bbl as compared to $26.25 per Bbl for the same period in 2001, which decreased revenue by $4.3 million. Our average natural gas price received during the nine months ended September 30, 2002, was $2.37 per Mcf as compared to $4.55 per Mcf for the same period in 2001, which decreased revenue by $12.6 million. Our average NGL price received during the nine months ended September 30, 2002, was $15.97 per Bbl as compared to $19.83 per Bbl for the same period in 2001, which decreased revenue by $448,000.

        The decrease in revenue resulting from lower oil, natural gas and NGL prices was partially offset by increased production. Our production of oil, natural gas and NGLs increased by 230,000 Bbls, 3.5 Bcf, and 107,000 Bbls, respectively, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. These increases are primarily attributable to our acquisitions of Addison Energy Inc., completed in late April 2001, the PrimeWest properties, completed in December 2001, and the Medicine River properties, completed in April 2002.

        Our other income for the nine months ended September 30, 2002, was $5.3 million as compared to $2.5 million for the same period in 2001. This income primarily consisted of income from derivative ineffectiveness and terminated hedges, interest income, salt water disposal income and well supervision fees. The increase in other income was primarily attributable to $4.9 million in non-cash income from derivative ineffectiveness and terminated hedges during the nine months ended September 30, 2002 compared to $1.9 million in non-cash income from derivative ineffectiveness for the same period in 2001.

        Costs and Expenses.    Our total costs and expenses for the nine months ended September 30, 2002, decreased by $18.4 million to $62.0 million from $80.4 million for the same period in 2001. This decrease was mainly attributable to non-cash ceiling test write-downs of $45.9 million during 2001 compared to a ceiling test write-down of $17.5 million during 2002. This decrease was partially offset by increased expenses due to our acquisitions of Addison Energy Inc. and the STB Energy, PrimeWest and Medicine River properties, and $867,000 in impairment charges related to the value of marketable securities that we acquired in a company with which we were discussing a potential business combination.

        Our oil and natural gas production costs for the nine months ended September 30, 2002, increased $4.0 million, or 22%, to $21.6 million from $17.6 million in the same period in 2001. Our acquisitions of the PrimeWest and Medicine River properties increased oil and natural gas production costs by $3.0 million. Operating expenses related to other properties acquired through several smaller acquisitions completed during 2002 were approximately $800,000 during the nine months ended September 30, 2002. These increases were partially offset by reduced oil and natural gas production costs on properties acquired from Central Resources, Inc. in September 2000. Operating costs on the Central Resources properties were unusually high during the nine months ended September 30, 2001 as a result of workovers and equipment repairs relating to production enhancement projects on these acquired properties. Oil and natural gas production costs on a unit of production basis decreased $0.19 per Mcfe to $1.14 per Mcfe for the nine months ended September 30, 2002 from $1.33 per Mcfe during the same period in 2001. This resulted from the reduced costs from the acquired properties, as discussed above, and to the lower costs, on a unit of production basis, of our Canadian properties, which were not included in our results until late April 2001. Production and ad valorem taxes for the nine months ended September 30, 2002, decreased by $269,000, or 8%, to $3.1 million from $3.4 million for the same period last year. This decrease is primarily attributable to lower production taxes in the United States. These taxes are generally based upon the price received for production. As a result, production taxes paid on the significantly reduced prices received for production during the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001 more than offset production taxes paid on the increased production. There are no production taxes paid in Canada.

        Our depreciation, depletion and amortization costs for the nine months ended September 30, 2002, increased by $2.5 million, or 24%, to $13.0 million from $10.5 million for the same period in 2001 as a result of our acquisitions of Addison Energy Inc. and the PrimeWest and Medicine River properties. These increases were partially offset by lower depletion rates due to non-cash ceiling test write-downs taken in the third and fourth quarters in 2001 and the second quarter in 2002.

        Our general and administrative costs for the nine months ended September 30, 2002, increased by $3.6 million, or 106%, to $6.9 million from $3.3 million for the same period in 2001. The increase in general and administrative costs was primarily attributable to our increased staffing needs as a result of our acquisitions of Addison Energy Inc. and the STB Energy, PrimeWest and Medicine River properties, legal costs incurred in pursuing our bankruptcy claim against Enron North America Corp., and costs incurred for financial and legal advisors retained to evaluate the offer made by our chairman to purchase all of the outstanding shares of our stock that he does not already own.

        Our interest expense for the nine months ended September 30, 2002, decreased to $2.3 million from $2.9 million for the same period in 2001. This decrease was primarily caused by lower average outstanding borrowings and interest rates during the nine months ended September 30, 2002 when compared to the same period in 2001.

        Under full cost accounting rules, we must compare the amount in our full cost pools (separate pools exist for the United States and Canada) to a ceiling test limit. In calculating future net revenues for the ceiling test limit, current prices and costs are generally held constant indefinitely. As a result of lower prices for Canadian natural gas at the end of the second quarter of 2002, we had a pre-tax, non-cash write-down of our oil and natural gas properties of $17.5 million ($9.7 million after-tax) from our Canadian full cost pool. We had a pre-tax, non-cash ceiling test write-down of our oil and natural gas properties during the nine months ended September 30, 2001 of $25.0 million ($20.1 million after-tax) from our United States full cost pool and $20.9 million from our Canadian full cost pool. Due to the volatility in oil and natural gas prices, it is possible that we will incur additional non-cash ceiling test write-downs in the future.

        Periodically, we invest in the marketable securities of other companies prior to initiating discussions of potential business combinations with those companies. At September 30, 2002, the cost of our investments in marketable securities was $2.7 million, which exceeded the market value of these securities on September 30, 2002 by $1.0 million. The investments are classified on our balance sheet as other current assets. We consider these investments to be "available for sale", which means that unrealized gains and losses are excluded from earnings and included in other comprehensive income unless the decline in the fair value of the investment is "other than temporary". During the nine month period ended September 30, 2002, we determined that a portion of the decline in the fair value of one of our investments in marketable securities was "other than temporary" and, as a result, we have recognized a non-cash pre-tax impairment expense of $867,000. At September 30, 2002, we have a net unrealized loss on marketable securities of $156,000 remaining in other comprehensive income.

        We have recorded a current income tax benefit of $1.2 million in the United States for the nine months ended September 30, 2002 to reflect a refund of taxes expensed and paid during 2001. For the nine months ended September 30, 2002, we have not recorded any deferred income tax expense in the U.S., as it continues to be uncertain whether we will be able to utilize our net deferred tax asset. Accordingly, the tax effects of our U.S. generated income was offset by a reduction in our valuation allowance. Because of the deferred tax asset and resulting valuation allowance in the U.S., management expects tax expense on U.S. operations to be significantly reduced in the near future. In Canada we have recorded current tax expense of $592,000 and a deferred tax benefit of $7.1 million. The deferred tax benefit is the result of the non-cash ceiling test write-down on our Canadian full cost pool. We expect to continue to provide for taxes in Canada based upon the level of our Canadian income.

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

        During the nine months ended September 30, 2002, we increased our long-term debt by 78% to approximately $80.2 million at September 30, 2002. We generated cash flow from operations before changes in working capital during the nine months ended September 30, 2002 of approximately $14.5 million and approximately $20.7 million after changes in working capital which helped fund our acquisition, development and exploitation activities. At September 30, 2002, our cash and cash equivalents balances decreased 39% from December 31, 2001. Working capital at September 30, 2002 decreased significantly from December 31, 2001. This occurred primarily due to changes in the value of our outstanding hedge positions. As product prices at September 30, 2002 were higher than at December 31, 2001, the value of our hedges have changed from a net asset to a net liability. We have also entered into new hedge contracts in March, April and September 2002 for additional volumes to be delivered during the remainder of 2002 and in 2003 and 2004 that also increased our net oil and natural gas hedge derivative liabilities.

  Acquisitions and Capital Expenditures

        During the nine months ended September 30, 2002, we spent approximately $29.8 million on oil and natural gas property acquisitions. On April 29, 2002, Addison, our Canadian subsidiary, purchased oil and natural gas assets for approximately $25.8 million or CDN $40.5 million ($24.7 million or CDN $36.3 million after contractual adjustments). The transaction was funded with borrowings under our U.S. and Canadian credit agreements. On November 1, 2002, we purchased oil and natural gas properties located in the DJ Basin in Colorado for approximately $22.0 million ($21.1 million after contractual adjustments). The transaction was funded with $19.7 million of bank debt from our U.S. credit agreement and $1.4 million from surplus cash.

        We have also planned development and exploitation activities for our major operating areas. We estimate that we will spend between $25.0 million and $31.0 million for our development and exploitation activities in 2002. Through September 30, 2002, we have spent $6.7 million in the United States and $11.5 million in Canada on these activities. As of September 30, 2002, we are contractually obligated to spend $4.1 million. We anticipate spending between $2 million to $8 million during the fourth quarter of 2002 to regain control of the Miami Corp. #35 well. In addition, we are continuing to evaluate oil and natural gas properties for future acquisitions.

        See "2002 Outlook—Acquisitions and Capital Expenditures" for a discussion of our inability to obtain well control insurance under terms we consider to be economic and the impact that this has had and may continue to have on our development and exploitation activities.

        We expect to continue to utilize cash from operations as well as our available funds under our credit agreements to fund our acquisitions, capital expenditures and working capital during the remainder of 2002. We believe that our capital resources from existing cash balances, cash flow from operating activities and borrowing capacity under our credit agreements are adequate to meet the cash requirements of our business. However, future cash flows are subject to a number of variables including production volumes and oil and natural gas prices. If cash flows decline we would be required to reduce our capital expenditure budget which in turn may affect our production in future periods. We cannot assure you that operations and other capital resources will provide cash in sufficient amounts to maintain or initiate planned levels of capital expenditures.

  Credit Agreements

        U.S. Credit Agreement. Our restated U.S. credit agreement provides for borrowings of up to $124.0 million under a revolving credit facility with a borrowing base of $65.0 million. As of

November 1, 2002, we had $38.7 million of outstanding indebtedness, letter of credit commitments of $310,000 and approximately $26.0 million available for borrowing under our U.S. credit agreement. The borrowing base is to be redetermined as of November 1, 2002, and each May 1 and November 1 thereafter. The November 1, 2002 redetermination has not yet been finalized; however, we anticipate that the U.S. borrowing base will be increased to $82.0 million. The U.S. credit agreement contains certain financial covenants and other restrictions that require us to maintain a minimum consolidated tangible net worth as well as certain financial ratios. As of September 30, 2002, we were in compliance with the covenants contained in the U.S. credit agreement. Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties. At our election, interest on borrowings may be (i) the greater of the administrative agent's prime rate or the federal funds effective rate plus an applicable margin or (ii) LIBOR (London InterBank Offered Rate) plus an applicable margin. At September 30, 2002, the six month LIBOR rate was 1.71%, which would result in an interest rate of approximately 2.96% on any new indebtedness we may incur under the U.S. credit agreement.

        Canadian Credit Agreement.    Our restated Canadian credit agreement provides for borrowings of up to U.S. $157.5 million under a revolving credit facility with a borrowing base of U.S. $75.0 million. As of November 1, 2002, we had U.S. $70.1 million of outstanding indebtedness and approximately U.S. $4.9 million available for borrowing under our Canadian credit agreement. The borrowing base is to be redetermined as of November 1, 2002, and each May 1 and November 1 thereafter. The November 1, 2002 redetermination has not yet been finalized; however, we anticipate that the Canadian borrowing base will be increased to $83.0 million. The Canadian credit agreement contains certain financial covenants and other restrictions that require us to maintain a minimum consolidated tangible net worth as well as certain financial ratios. As of September 30, 2002, we were in compliance with the covenants contained in the Canadian credit agreement. Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and natural gas properties. At our election, interest on borrowings may be (i) the Canadian prime rate plus an applicable margin or (ii) the Banker's Acceptance rate plus an applicable margin. At September 30, 2002, the six month Banker's Acceptance rate was 2.96%, which would result in an interest rate of approximately 4.96% on any new indebtedness we incur under the Canadian credit agreement.

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

  •
  not permit our ratio of consolidated debt to consolidated total capital to be greater than 65% at the end of each fiscal quarter; and

  •
  not permit our ratio of indebtedness to earnings before interest expense, state and federal taxes and depreciation, depletion and amortization expense, as calculated in accordance with the agreements, to be more than 3.0 to 1.0 at the end of each fiscal quarter.

        Our current assets to current liabilities ratio as defined under our credit agreements was 4.0 to 1.0 at September 30, 2002.

        Our consolidated tangible net worth at September 30, 2002 as defined under our credit agreements was approximately $161.5 million, as compared to approximately $137.4 million required under our credit agreements.

        At September 30, 2002, as defined under our credit agreements, our consolidated debt to consolidated total capital was 35% and our ratio of indebtedness to earnings before interest expense, state and federal taxes and depreciation, depletion and amortization expense was 2.95 to 1.0.

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

  Contractual Obligations and Commercial Commitments

        The following table presents a summary of our contractual obligations at September 30, 2002, with set and determinable payments:

	Payments Due by Period
Contractual Obligations	Remainder of 2002	2003-2004	2005-2006	2007 and thereafter	Total
			(In thousands)
Long-term debt	$—	$80,235	$—	$—	$80,235
Operating leases	221	1,458	937	211	2,827
Drilling/work commitments	4,072	—	—	—	4,072
Preferred stock dividends	1,314	2,628	—	—	3,942

Total contractual cash obligations	$5,607	$84,321	$937	$211	$91,076

        We also have $310,000 in letters of credit that have been issued to various state regulatory agencies and all of which expire in 2003. See "Part I—Item 3—Quantitative and Qualitative Disclosure About Market Risk," for a discussion of our derivative positions.

  Effects of the 5% Convertible Preferred Stock Offering

        On June 29, 2001, we sold 5,004,869 shares of 5% convertible preferred stock. We raised approximately $105.1 million in gross proceeds (approximately $101.2 million in net proceeds after fees and commissions). We applied approximately $97.6 million of the offering proceeds to pay off acquisition financing and used the remaining proceeds for general corporate purposes.

        Dividends on our preferred stock, which are payable quarterly beginning September 30, 2001, are payable only in cash. Currently, the requirement for such dividend payments is approximately $1.3 million per quarter. The board declared a dividend of $0.2625 per share on September 5, 2002, to shareholders of record as of September 15, 2002. The dividend was paid on September 30, 2002. Each share of our 5% convertible preferred stock is convertible into one share of our common stock on or before June 30, 2003. Any share of 5% convertible preferred stock that has not been converted into our common stock by June 30, 2003, will be automatically converted into our common stock on that date.

  Common Stock

        During the nine months ended September 30, 2002, employees exercised stock options on a total of 69,267 shares of our common stock resulting in proceeds to us of approximately $791,000.

        On September 12, 2001, we announced that our board of directors authorized the purchase of a combined total of 1.5 million shares of our common stock and/or 5% convertible preferred stock. Through September 30, 2002, we have purchased 244,500 shares of our common stock at a cost of $3.6 million. We have suspended the purchase of shares under this buyback program pending the outcome of our Chairman's announced proposal to acquire all of the outstanding shares of our common and preferred stock that he does not already own.

        We have loaned Douglas H. Miller, our Chairman and Chief Executive Officer, approximately $915,000 in order to enable him to exercise options granted to him under our 1998 stock option plan. Of the outstanding loan balance, approximately $465,000 plus accrued interest is due and payable on November 29, 2002. The remaining balance plus accrued interest is due and payable on September 15, 2004. Mr. Miller has informed us that he intends to pay to us all outstanding amounts owed under these loans by November 29, 2002. Under the terms of the Sarbanes-Oxley Act of 2002, we can no longer loan money to our executive officers or amend the terms of any agreements that were in place at the time the law was enacted.

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

        Our objective in entering into hedging transactions is to manage price fluctuations and achieve a more predictable cash flow associated with our acquisition activities and borrowings under our credit agreements. These transactions limit exposure to declines in prices, but also limit the benefits we would realize if prices increase. As of September 30, 2002, we had the following open positions under swap contracts to hedge our natural gas and oil production:

  •
  755,000 - 758,000 Mmbtus per month from October 1, 2002 through December 31, 2002;

  •
  455,000 Mmbtus per month from January 1, 2003 through December 31, 2003;

  •
  74,000 Bbls per month from October 1, 2002 through December 31, 2002;

  •
  62,600 Bbls per month from January 1, 2003 through December 31, 2003; and

  •
  20,000 Bbls per month from January 1, 2004 through December 31, 2004.

        We may use derivative instruments to manage exposure to commodity prices, foreign currency and interest rate risks. Our objectives for holding derivatives are to minimize risks using the most effective methods to eliminate or reduce the impacts of these exposures.

        We occasionally enter into fixed-price physical delivery contracts as well as commodity price swap derivatives to manage price risk with regard to a portion of our oil and natural gas production. Commodity price swap derivative contracts are designated as cash flow hedges. As a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the associated production occurs and the resulting cash flows are reported as cash flows from operations. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. To qualify as a cash flow hedge, these swap contracts must be designated as cash flow hedges and changes in their fair value must correlate within established limits with changes in the price of anticipated future production such that our exposure to the effects of commodity price changes is reduced.

  Related Party Transaction

        We announced on August 7, 2002 that our Chairman and Chief Executive Officer, Douglas H. Miller, has made an offer to purchase all of the outstanding shares of our stock not already owned by Mr. Miller. Mr. Miller currently owns approximately 8.2% of our outstanding common stock and 1.8% of our outstanding 5% convertible preferred stock.

        Under the terms of the offer, the holders of our outstanding shares of common stock would receive $17.00 per share in cash. The holders of our outstanding 5% convertible preferred stock would receive between $17.00 and $18.05 per share in cash depending upon the closing date of the acquisition transaction, which we have been advised takes into account the remaining stated dividends at the time the offer was made and the mandatory conversion of the 5% convertible preferred stock on June 30, 2003.

        Our board of directors has established a special committee comprised of J. Michael Muckleroy and Stephen F. Smith to consider the proposal, to evaluate, negotiate and make a recommendation to the full board on the proposal. The special committee has retained Bracewell & Patterson, L.L.P. as its legal advisor and Merrill Lynch & Co. as its financial advisor to assist it in evaluating the proposal from Mr. Miller and any other proposal it receives. The proposal from Mr. Miller was made subject to the negotiation and execution of a definitive acquisition agreement containing mutually agreeable terms and conditions as are customary in such agreements, including but not limited to customary representations, warranties, covenants and conditions. It is also subject to, among other things, (1) the approval of the transaction by the special committee, the board of directors and the shareholders, (2) receipt of satisfactory financing for the transaction, (3) receipt of a fairness opinion by the special committee, and (4) the receipt of all necessary regulatory approvals.

        On October 23, 2002, T. W. Eubank executed a Joinder Agreement regarding Mr. Miller's proposal filed as an Exhibit to Mr. Miller's 13D on October 24, 2002. Mr. Miller and Mr. Eubank intend to contact certain shareholders, employees and directors of EXCO to determine if they are interested in participating in the Miller proposal. If Mr. Miller and Mr. Eubank believe that holders of 20% or more of EXCO's currently outstanding voting stock would be interested in participating in the transaction, then they will take steps to form a buyout group (Buyout Group) composed of themselves and such shareholders. If a Buyout Group is formed, the Buyout Group may be deemed to own 20% or more of our currently outstanding voting stock under Article 13 of the Texas Business Corporation Act (Article 13). Article 13 prevents a Texas corporation from engaging in a business combination with a person, or any affiliate or associate of a person, who is deemed under Article 13 to beneficially own 20% or more of such corporation's outstanding voting stock unless: (i) such business combination is approved by the corporation's board of directors prior to such person acquiring beneficial ownership of 20% or more of the corporation's outstanding voting stock; (ii) the acquisition of 20% or more of the corporation's outstanding voting stock is approved by the corporation's board of directors prior to such acquisition; or (iii) the business combination is approved by the affirmative vote of at least two-thirds of the corporation's outstanding voting shares not owned by such person or such person's affiliates or associates. Pursuant to a Share Acquisition Agreement dated October 14, 2002, EXCO has approved the acquisition of 20% or more of EXCO's outstanding voting stock by a Buyout Group for the Miller proposal. Mr. Miller and Mr. Eubank intend to ask each officer, director, or employee of EXCO who they approach about participating in the transaction to join the Share Acquisition Agreement before such persons are invited to participate and before such persons determine if they wish to participate in the Miller proposal.

        In the event the special committee approves a transaction other then the Miller proposal (an Alternate Transaction) on terms that Mr. Miller and Mr. Eubank believe are superior to the Miller proposal, then Mr. Miller and Mr. Eubank currently intend to support such a transaction and sell their EXCO stock in such Alternate Transaction.

        If Mr. Miller or a Buyout Group were to acquire all or a substantial majority of our outstanding shares of common stock and preferred stock held by other shareholders, our common stock and preferred stock could be delisted from trading on the NASDAQ National Market or any other exchange or inter-dealer quotation system. If Mr. Miller or a Buyout Group were to acquire all or a substantial majority of the outstanding shares of common stock and preferred stock held by other shareholders, the common stock and the preferred stock could become eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

        Some of the information below contains forward-looking statements. The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in oil and natural gas prices, interest rates charged on borrowings and earned on cash equivalent investments, and adverse changes in the market value of marketable securities. The disclosure is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonably possible losses. This forward-looking information provides an indicator of how we view and manage our ongoing market risk exposures. Our market risk sensitive instruments were entered into for hedging and investment purposes, not for trading purposes.

  Commodity Price Risk

        Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas. Pricing for oil and natural gas production is volatile.

        The following table sets forth our oil and natural gas hedging activities as of October 31, 2002. Our contracts are swap agreements for the sale of oil or natural gas based on NYMEX pricing.

Oil Swaps			Natural Gas Swaps
2002 Contract Period	Volumes (Bbls)	Weighted Average Strike Price	2002 Contract Period	Volumes (Mmbtus)	Weighted Average Strike Price
Fourth Quarter	222,000	$21.49 per Bbl	Fourth Quarter	2,269,000	$2.89 per Mmbtu
2003 Contract Period	Volumes (Bbls)	Weighted Average Strike Price	2003 Contract Period	Volumes (Mmbtus)	Weighted Average Strike Price
First Quarter	187,800	$24.03 per Bbl	First Quarter	1,365,000	$3.50 per Mmbtu
Second Quarter	187,800	$24.03 per Bbl	Second Quarter	1,365,000	$3.50 per Mmbtu
Third Quarter	187,800	$24.03 per Bbl	Third Quarter	1,365,000	$3.50 per Mmbtu
Fourth Quarter	187,800	$24.03 per Bbl	Fourth Quarter	1,365,000	$3.50 per Mmbtu
2004 Contract Period	Volumes (Bbls)	Weighted Average Strike Price
First Quarter	60,000	$23.96 per Bbl
Second Quarter	60,000	$23.96 per Bbl
Third Quarter	60,000	$23.96 per Bbl
Fourth Quarter	60,000	$23.96 per Bbl

        Realized gains or losses from the settlement of the swaps are recorded in our financial statements as increases or decreases in oil and natural gas revenues. For example, using the oil swaps in place during the quarter ended September 30, 2002, if the settlement price exceeded the actual weighted average strike price of $21.47, then a reduction in oil revenues would have been recorded for the difference between the settlement price and $21.47 multiplied by the hedged volume of 228,000 Bbls. Conversely, if the settlement price was less than $21.47, then an increase in oil revenues would have been recorded for the difference between the settlement price and $21.47 multiplied by the hedged volume of 228,000 Bbls. For example, for a hedged volume of 228,000 Bbls, if the settlement price was $22.47, then oil revenues would have decreased by $228,000. Conversely, if the settlement price was $20.47, oil revenues would have increased by $228,000.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(In thousands, except per unit data)
Average price per Bbl of oil—realized before monthly hedge settlements	$24.37	$25.82	$25.47	$23.15
Average price per Bbl of oil—realized including monthly hedge settlements	25.95	21.17	26.39	20.08
Average price per Bbl of NGLs—realized before monthly hedge settlements	16.73	17.43	19.84	15.97
Average price per Bbl of NGLs—realized including monthly hedge settlements	16.73	17.43	19.84	15.97
Average price per Mcf of natural gas—realized before monthly hedge settlements	2.63	2.46	4.13	2.49
Average price per Mcf of natural gas—realized including monthly hedge settlements	4.19	2.22	4.60	2.37
Increase (reduction) in revenue from monthly hedge settlements	$3,833	$(2,366)	$3,075	$(3,889)

  Interest Rate Risk

        At September 30, 2002, our exposure to interest rates related primarily to borrowings under our credit agreements and interest earned on short-term investments. As of September 30, 2002, we were not using any derivatives to manage interest rate risk. Interest is payable on borrowings under the credit agreements based on a floating rate as more fully described in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." If short-term interest rates would have averaged 1% higher during the nine months ended September 30, 2002, our interest expense would have increased by approximately $500,000. This amount was determined by applying the hypothetical interest rate change of 1% to our outstanding borrowings under the credit agreements during the nine months ended September 30, 2002.

  Equity Price Risk

        Our investments in marketable securities are recorded at market value. We consider these investments to be "available for sale", which means that unrealized gains and losses are excluded from earnings and included in other comprehensive income unless the decline in the fair value of the investments is "other than temporary". During the nine month period ended September 30, 2002, we determined that a portion of the decline in one of our investments in marketable securities was "other than temporary" and, as a result, we recognized a non-cash pre-tax impairment expense of $867,000. At September 30, 2002, the market value of our investments in marketable securities was $1.7 million. A temporary change in value of 10% would result in a $170,000 change in the market value and a corresponding adjustment to other comprehensive income of $170,000. An "other than temporary" decline in value of 10% would result in a $170,000 reduction in the market value and a corresponding non-cash pre-tax impairment expense of $170,000. As of September 30, 2002, we were not using any derivatives to manage equity price risk.

  Foreign Currency Exchange Rate Risk

        We account for a significant portion of our business in Canadian dollars. We are therefore subject to foreign currency exchange rate risk on cash flows of our Canadian operations that are not denominated in Canadian dollars. Presently, a significant portion of the sales of our Canadian oil and natural gas is denominated in U.S. dollars. Foreign currency exchange gains and/or losses related to these transactions have not been significant. The borrowings under our Canadian credit facility are denominated in Canadian dollars. The asset and liability balances of our Canadian business are translated monthly using current exchange rates, with any resulting unrealized translation gains or losses included in other comprehensive income. The unrealized foreign translation loss for the three month period ended September 30, 2002 was $1.0 million and the unrealized foreign translation gain for the nine month period ended September 30, 2002 was $451,000. As of September 30, 2002, we were not using any derivatives to manage foreign currency exchange rate risk.

Item 4.    Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.     The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

        (b)    Changes in Internal Controls.     We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, including any corrective actions with regard to significant and material weaknesses.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Refer to the information concerning litigation shown below in "Part II—Item 5—Other Information".

Item 5.    Other Information

  Offer from our Chairman and Chief Executive Officer

        We announced on August 7, 2002 that our Chairman and Chief Executive Officer, Douglas H. Miller, has made an offer to purchase all of the outstanding shares of our stock not already owned by Mr. Miller. Mr. Miller currently owns approximately 8.2% of our outstanding common stock and 1.8% of our outstanding 5% convertible preferred stock.

        Under the terms of the offer, the holders of our outstanding shares of common stock would receive $17.00 per share in cash. The holders of our outstanding 5% convertible preferred stock would receive between $17.00 and $18.05 per share in cash depending upon the closing date of the acquisition transaction, which we have been advised takes into account the remaining stated dividends at the time the offer was made and the mandatory conversion of the 5% convertible preferred stock on June 30, 2003.

        Our board of directors has established a special committee comprised of J. Michael Muckleroy and Stephen F. Smith to consider the proposal, to evaluate, negotiate and make a recommendation to the full board on the proposal. The special committee has retained Bracewell & Patterson, L.L.P. as its legal advisor and Merrill Lynch & Co. as its financial advisor to assist it in evaluating the proposal from Mr. Miller and any other proposal it receives. The proposal from Mr. Miller was made subject to the negotiation and execution of a definitive acquisition agreement containing mutually agreeable terms and conditions as are customary in such agreements, including but not limited to customary representations, warranties, covenants and conditions. It is also subject to, among other things, (1) the approval of the transaction by the special committee, the board of directors and the shareholders, (2) receipt of satisfactory financing for the transaction, (3) receipt of a fairness opinion by the special committee, and (4) the receipt of all necessary regulatory approvals.

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

        On August 12, 2002, litigation was filed in the 162nd State District Court in Dallas County, Texas and is captioned Birnbaum v. EXCO Resources, Inc., et al, Cause No. 02-07396-I. The complaint was purportedly filed on behalf of our public shareholders and alleges that our current directors breached fiduciary duties owed to our shareholders in connection with Mr. Miller's offer. We are named as a defendant in the litigation.

        The litigation seeks declaratory and injunctive relief to enjoin our ability to engage in such a transaction with Mr. Miller and the recovery of any compensatory damages that would allegedly be sustained as a result of the transaction. We believe that the allegations contained in the complaint are without merit, and plan to vigorously contest and defend against the litigation.

  Loss of well control—Miami Corp. #35 well

        On October 1, 2002, we, along with our contractors, were conducting workover operations to restore production in our Miami Corp. #35 well in the South Pecan Lake Field, Cameron Parish, Louisiana. A loss of well control occurred resulting in the release of approximately 20 million cubic feet per day of natural gas and 2,800 barrels per day of formation water. No injuries or fires resulted from the loss of control. We contracted with well control specialists to assist with well control operations.

        Temporary production facilities have been installed on the well and all the natural gas from the well is now being sold. The estimated daily sales volume on November 7, 2002 was approximately 6.0 Mmcf (4.5 Mmcf net to our interest). Natural gas sales have been declining, in part, due to our efforts to restrict the production rates from this well. Produced water, currently estimated at approximately 2,350 barrels per day, is being routed to our disposal wells. We hold a 90.0% working interest and a 74.9% net revenue interest in the well. We cannot predict how long these production volumes will continue. Prior to commencement of the workover, the well had been shut-in for several years due to downhole wellbore problems.

        The condition of the downhole tubulars will not allow the well to be shut-in or safely produced for a long period of time. We are monitoring the flowing conditions of the well and we are reviewing the feasibility of a pump-in procedure to control the well. Our efforts to restrict the production rates from this well should improve our chances of being able to successfully control the well with the pump-in procedure. We are also planning a relief well drilling operation that may be required if the pump-in procedure is not feasible or if it is unsuccessful.

        Through November 7, 2002, our estimated expenditures to control the well have been approximately $1.7 million. The preliminary additional cost to control the well is estimated to be between $500,000 to $1.0 million if a pump-in control procedure is successful and between $4.8 million to $7.1 million if the drilling of a relief well is required. We believe our control of well insurance will reimburse us for up to $4.5 million of the cost to control the well.

        Due to the volumes of water being produced and the possibility that the water volumes will increase over time in these types of reservoirs, the remaining natural gas reserves from this well are uncertain and difficult to predict. Our proved reserves as of January 1, 2002 for this well prior to the loss of well control were 585 Mmcf of natural gas. We are unable to estimate the remaining reserves from this well at this time and the actual reserves could be higher or lower than previously estimated.

  DJ Basin property acquisition

        On November 1, 2002, we acquired oil and natural gas properties located in the DJ Basin in Colorado. As of October 1, 2002, estimated total proved reserves net to our interest included approximately 2.1 Mmbbls of oil and NGLs and 13.5 Bcf of natural gas from 111 gross (103 net) wells. We became operator of 108 of the wells. Net daily production in September 2002 was approximately 630 Bbls of oil and NGLs and 3.7 Mmcf of natural gas. The purchase price was approximately $22.0 million cash ($21.1 million after contractual adjustments), funded with $19.7 million on bank debt from our U.S. credit agreement and $1.4 million from surplus cash.

Item 6.    Exhibits and Reports on Form 8-K

        (a)    The following exhibits are included herein:

No.	Description of Exhibit
2.1	Pre-Acquisition Agreement between EXCO Resources, Inc., and EXCO Resources Canada Inc., and Addison Energy Inc., dated March 22, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.

3.1	Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.
3.2	Restated Bylaws of EXCO, as amended, filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.
3.3	Amendment to the Restated Bylaws of EXCO, as adopted at a Special Meeting of the Board of Directors held on August 15, 2002 (filed herewith).
4.1	Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.
4.2	Restated Bylaws of EXCO, as amended, filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.
4.3	Specimen Stock Certificate for the Common Stock of EXCO filed as an Exhibit to EXCO's Pre-Effective Amendment No. 1 to Form S-2 filed on June 2, 1998 and incorporated by reference herein.
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
4.14
Second Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated June 24, 2002 filed as an Exhibit to EXCO's Form 10-Q filed August 14, 2002 and incorporated by reference herein.
4.15
Second Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated June 24, 2002 filed as an Exhibit to EXCO's Form 10-Q filed August 14, 2002 and incorporated by reference herein.
4.16
Third Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated September 30, 2002 (filed herewith).
4.17
Third Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc., as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated September 30, 2002 (filed herewith).

4.18		Amendment to the Restated Bylaws of EXCO, as adopted at a Special Meeting of the Board of Directors held on August 15, 2002 (filed herewith).
10.1	*	EXCO Resources, Inc. 1998 Stock Option Plan, filed as Appendix A to EXCO's Proxy Statement dated March 17, 1998 and incorporated by reference herein.
10.2	*	Amendment No. 1 to the EXCO Resources, Inc. 1998 Stock Option Plan, filed as Exhibit 10.10 to EXCO's Form 10-Q dated May 17, 1999 and incorporated by reference herein.
10.3	*	Amendment No. 2 to EXCO Resources, Inc. 1998 Stock Option Plan filed as Exhibit 4.6 to Form S-8 filed April 26, 2001 and incorporated by reference herein.
10.4	*	Amendment No. 3 to the EXCO Resources, Inc. 1998 Stock Option Plan filed as Exhibit 4.8 to Form S-8 filed May 10, 2002 and incorporated by reference herein.
10.5	*	EXCO Resources, Inc. 1998 Director Compensation Plan filed as Appendix D to EXCO's Proxy Statement dated March 16, 1999 and incorporated by reference herein.
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
Pledge Agreement dated September 15, 1998 by and between Douglas H. Miller, as pledger, and EXCO Resources, Inc., as the secured party, filed as an Exhibit to Mr. Miller's Schedule 13 D/A filed September 23, 1998 and incorporated by reference herein.
10.19	*
Promissory Note dated November 29, 1999 by and between Douglas H. Miller, as maker, and EXCO Resources, Inc., as payee, filed as an Exhibit to Mr. Miller's Schedule 13 D/A filed February 11, 2002 and incorporated by reference herein.
10.20	*
Pledge Agreement dated November 29, 1999 by and between Douglas H. Miller, as pledger, and EXCO Resources, Inc., as the secured party, filed as an Exhibit to Mr. Miller's Schedule 13 D/A filed February 11, 2002 and incorporated by reference herein.
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
10.23
Second Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated June 24, 2002 filed as an Exhibit to EXCO's Form 10-Q filed August 14, 2002 and incorporated by reference herein.
10.24
Second Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated June 24, 2002 filed as an Exhibit to EXCO's Form 10-Q filed August 14, 2002 and incorporated by reference herein.
10.25
Third Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated September 30, 2002 (filed herewith).
10.26
Third Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc., as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated September 30, 2002 (filed herewith).
10.27	*	Severance Plan of EXCO Resources, Inc., effective as of August 15, 2002 (filed herewith).
10.28		Agreement of Purchase and Sale between Devon Canada, as vendor, and Addison Energy Inc., as purchaser, dated January 25, 2002 (filed herewith).
10.29
Purchase and Sale Agreement between Southwestern Eagle, L.L.C. and SW Production Company, as sellers, and EXCO Resources, Inc., as buyer, dated October 18, 2002 filed as an Exhibit to EXCO's Form 8-K filed November 12, 2002 and incorporated by reference herein.
99.1
Certification of Douglas H. Miller, Chairman of the Board and Chief Executive Officer of EXCO Resources, Inc., dated November 14, 2002, relating to EXCO's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (filed herewith).
99.2
Certification of J. Douglas Ramsey, Vice President and Chief Financial Officer of EXCO Resources, Inc., dated November 14, 2002, relating to EXCO's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (filed herewith).
99.3
Share Acquisition Agreement between Douglas H. Miller and EXCO Resources, Inc. dated as of October 14, 2002 filed as an Exhibit to Mr. Miller's 13D filed October 24, 2002 and incorporated by reference herein.

99.4
Joinder of T. W. Eubank to that certain Share Acquisition Agreement between Douglas H. Miller and EXCO Resources, Inc. dated as of October 23, 2002 filed as an Exhibit to Mr. Miller's 13D filed October 24, 2002 and incorporated by reference herein.

*
These exhibits are management contracts.

        (b)    Reports on Form 8-K

        Current report on Form 8-K dated August 14, 2002 filed August 14, 2002 pursuant to Item 9 furnishing CEO and CFO certifications of the financial results of EXCO Resources, Inc. for the quarter ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC. (Registrant)
Date: November 14, 2002	By:	/s/ DOUGLAS H. MILLER Douglas H. Miller Chairman and Chief Executive Officer
	By:	/s/ J. DOUGLAS RAMSEY J. Douglas Ramsey Vice President and Chief Financial Officer
	By:	/s/ J. DAVID CHOISSER J. David Choisser Vice President and Chief Accounting Officer

CERTIFICATION

        I, Douglas H. Miller, Chief Executive Officer of EXCO Resources, Inc. certify that:

1.
I have reviewed this quarterly report on Form 10-Q of EXCO Resources, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ DOUGLAS H. MILLER Douglas H. Miller Chief Executive Officer

CERTIFICATION

        I, J. Douglas Ramsey, Chief Financial Officer of EXCO Resources, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of EXCO Resources, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ J. DOUGLAS RAMSEY J. Douglas Ramsey Chief Financial Officer

CERTIFICATION

        I, J. David Choisser, Chief Accounting Officer of EXCO Resources, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of EXCO Resources, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ J. DAVID CHOISSER J. David Choisser Chief Accounting Officer

Index to Exhibits

No.	Description of Exhibit
2.1	Pre-Acquisition Agreement between EXCO Resources, Inc., and EXCO Resources Canada Inc., and Addison Energy Inc., dated March 22, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.
3.1	Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.
3.2	Restated Bylaws of EXCO, as amended, filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.
3.3	Amendment to the Restated Bylaws of EXCO, as adopted at a Special Meeting of the Board of Directors held on August 15, 2002 (filed herewith).
4.1	Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.
4.2	Restated Bylaws of EXCO, as amended, filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.
4.3	Specimen Stock Certificate for the Common Stock of EXCO filed as an Exhibit to EXCO's Pre-Effective Amendment No. 1 to Form S-2 filed on June 2, 1998 and incorporated by reference herein.
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
4.14
Second Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated June 24, 2002 filed as an Exhibit to EXCO's Form 10-Q filed August 14, 2002 and incorporated by reference herein.
4.15
Second Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated June 24, 2002 filed as an Exhibit to EXCO's Form 10-Q filed August 14, 2002 and incorporated by reference herein.

4.16
Third Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated September 30, 2002 (filed herewith).
4.17
Third Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc., as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated September 30, 2002 (filed herewith).
4.18		Amendment to the Restated Bylaws of EXCO, as adopted at a Special Meeting of the Board of Directors held on August 15, 2002 (filed herewith).
10.1	*	EXCO Resources, Inc. 1998 Stock Option Plan, filed as Appendix A to EXCO's Proxy Statement dated March 17, 1998 and incorporated by reference herein.
10.2	*	Amendment No. 1 to the EXCO Resources, Inc. 1998 Stock Option Plan, filed as Exhibit 10.10 to EXCO's Form 10-Q dated May 17, 1999 and incorporated by reference herein.
10.3	*	Amendment No. 2 to EXCO Resources, Inc. 1998 Stock Option Plan filed as Exhibit 4.6 to Form S-8 filed April 26, 2001 and incorporated by reference herein.
10.4	*	Amendment No. 3 to the EXCO Resources, Inc. 1998 Stock Option Plan filed as Exhibit 4.8 to Form S-8 filed May 10, 2002 and incorporated by reference herein.
10.5	*	EXCO Resources, Inc. 1998 Director Compensation Plan filed as Appendix D to EXCO's Proxy Statement dated March 16, 1999 and incorporated by reference herein.
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
Pledge Agreement dated September 15, 1998 by and between Douglas H. Miller, as pledger, and EXCO Resources, Inc., as the secured party, filed as an Exhibit to Mr. Miller's Schedule 13 D/A filed September 23, 1998 and incorporated by reference herein.

10.19	*
Promissory Note dated November 29, 1999 by and between Douglas H. Miller, as maker, and EXCO Resources, Inc., as payee, filed as an Exhibit to Mr. Miller's Schedule 13 D/A filed February 11, 2002 and incorporated by reference herein.
10.20	*
Pledge Agreement dated November 29, 1999 by and between Douglas H. Miller, as pledger, and EXCO Resources, Inc., as the secured party, filed as an Exhibit to Mr. Miller's Schedule 13 D/A filed February 11, 2002 and incorporated by reference herein.
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
10.23
Second Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated June 24, 2002 filed as an Exhibit to EXCO's Form 10-Q filed August 14, 2002 and incorporated by reference herein.
10.24
Second Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated June 24, 2002 filed as an Exhibit to EXCO's Form 10-Q filed August 14, 2002 and incorporated by reference herein.
10.25
Third Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated September 30, 2002 (filed herewith).
10.26
Third Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc., as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated September 30, 2002 (filed herewith).
10.27	*	Severance Plan of EXCO Resources, Inc., effective as of August 15, 2002 (filed herewith).
10.28		Agreement of Purchase and Sale between Devon Canada, as vendor, and Addison Energy Inc., as purchaser, dated January 25, 2002 (filed herewith).

10.29
Purchase and Sale Agreement between Southwestern Eagle, L.L.C. and SW Production Company, as sellers, and EXCO Resources, Inc., as buyer, dated October 18, 2002 filed as an Exhibit to EXCO's Form 8-K filed November 12, 2002 and incorporated by reference herein.
99.1
Certification of Douglas H. Miller, Chairman of the Board and Chief Executive Officer of EXCO Resources, Inc., dated November 14, 2002, relating to EXCO's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (filed herewith).
99.2
Certification of J. Douglas Ramsey, Vice President and Chief Financial Officer of EXCO Resources, Inc., dated November 14, 2002, relating to EXCO's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (filed herewith).
99.3
Share Acquisition Agreement between Douglas H. Miller and EXCO Resources, Inc. dated as of October 14, 2002 filed as an Exhibit to Mr. Miller's 13D filed October 24, 2002 and incorporated by reference herein.
99.4
Joinder of T. W. Eubank to that certain Share Acquisition Agreement between Douglas H. Miller and EXCO Resources, Inc. dated as of October 23, 2002 filed as an Exhibit to Mr. Miller's 13D filed October 24, 2002 and incorporated by reference herein.

*
These exhibits are management contracts.