Form 10-Q
period 2003-03-31
EXCO RESOURCES INC
filed 2003-05-15
CIK 316300

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
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

YES ☒    NO ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒    NO ☐

        The number of shares of common stock, par value $0.02 per share, outstanding at April 30, 2003 was 7,031,993 shares (excludes 248,434 treasury shares).

EXCO RESOURCES, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	March 31,
	2002	2003
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,942	$2,238
Accounts receivable:
Oil and natural gas sales	12,299	17,517
Joint interest	1,889	1,941
Interest and other	7,343	7,902
Oil and natural gas hedge derivatives	—	26
Marketable securities	1,823	1,870
Other	902	1,077

Total current assets	26,198	32,571
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	4,979	5,240
Proved developed and undeveloped oil and natural gas properties	314,517	347,613
Allowance for depreciation, depletion and amortization	(109,545)	(117,221)

Oil and natural gas properties, net	209,951	235,632
Office and field equipment, net	1,030	986
Deferred financing costs	1,100	1,869
Oil and natural gas hedge derivatives	140	26
Other assets	2,755	2,755

Total assets	$241,174	$273,839

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	March 31,
	2002	2003
		(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$21,821	$22,183
Revenues and royalties payable	3,353	3,734
Accrued interest payable	95	169
Income taxes payable	—	2,560
Oil and natural gas hedge derivatives	7,924	11,523

Total current liabilities	33,193	40,169
Long-term debt	97,943	108,173
Asset retirement obligations	2,176	13,151
Deferred income taxes	7,978	9,690
Oil and natural gas hedge derivatives	—	1,099
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares—10,000,000
Issued and outstanding shares—5,004,869 and 4,989,869 at December 31, 2002 and March 31, 2003, respectively	101,175	100,872
Common stock, $.02 par value:
Authorized shares—25,000,000
Issued and outstanding shares—7,262,953 and 7,277,952 at December 31, 2002 and March 31, 2003, respectively	145	146
Additional paid-in capital	53,107	53,410
Deferred compensation	(705)	(649)
Notes receivable—employees	(173)	(175)
Deficit eliminated in quasi-reorganization	(8,799)	(8,799)
Retained earnings (deficit) since December 31, 1997	(35,600)	(32,564)
Accumulated other comprehensive income (loss):
Hedging activities	(5,024)	(8,409)
Foreign currency translation adjustments	(938)	981
Unrealized gain (loss) on equity investments	258	306
Treasury stock, at cost: 248,434 shares at December 31, 2002 and March 31, 2003	(3,562)	(3,562)

Total stockholders' equity	99,884	101,557

Total liabilities and stockholders' equity	$241,174	$273,839

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2003
Revenues:
Oil and natural gas sales, before hedge settlements	$11,845	$34,718
Oil and natural gas hedge settlements	645	(7,708)
Derivative ineffectiveness	(115)	(2,544)
Other income	2,211	847

Total revenues	14,586	25,313
Costs and expenses:
Oil and natural gas production	6,348	8,520
Depreciation, depletion and amortization	3,792	5,079
Accretion of discount on asset retirement obligations	—	295
General and administrative	1,872	3,548
Interest	508	1,108

Total costs and expenses	12,520	18,550

Income before income taxes	2,066	6,763
Income tax expense	—	2,669

Income before cumulative effect of change in accounting principle	2,066	4,094
Cumulative effect of change in accounting principle, net of income tax	—	255

Net income	2,066	4,349
Dividends on preferred stock	1,314	1,311

Earnings on common stock	$752	$3,038

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$.10	$.39
Cumulative effect of change in accounting principle, net of income tax	—	.04

Earnings on common stock	$.10	$.43

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$.10	$.33
Cumulative effect of change in accounting principle, net of income tax	—	.02

Earnings on common stock	$.10	$.35

Weighted average number of common and common equivalent shares outstanding:
Basic	7,115	7,022

Diluted	7,545	12,544

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Three Months Ended March 31,
	2002	2003
Operating Activities:
Net income	$2,066	$4,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,792	5,079
Accretion of discount on asset retirement obligations	—	295
Cumulative effect of change in accounting principle, net of income tax	—	(255)
Deferred income taxes	—	379
(Income) expense from derivative ineffectiveness and terminated hedges	(2,020)	1,396
Other operating activities	1	150

Cash flow before changes in working capital	3,839	11,393
Effect of changes in:
Accounts receivable	1,870	(5,059)
Other current assets	(3,004)	(152)
Accounts payable and other current liabilities	1,733	2,383

Net cash provided by operating activities	4,438	8,565
Investing Activities:
Additions to oil and natural gas property and equipment	(9,218)	(14,374)
Proceeds from dispositions of property and equipment	—	3,050
Other investing activities	—	(32)

Net cash used in investing activities	(9,218)	(11,356)
Financing Activities:
Proceeds from long-term debt	8,000	16,077
Payments on long-term debt	(1,000)	(10,711)
Proceeds from exercise of stock options	130	—
Preferred stock dividends	(1,314)	(1,311)
Deferred financing costs	(66)	(972)
Issuance of treasury stock	29	—
Other financing activities	(19)	(2)

Net cash provided by financing activities	5,760	3,081

Net increase in cash	980	290
Effect of exchange rates on cash and cash equivalents	47	6
Cash at beginning of period	1,856	1,942

Cash at end of period	$2,883	$2,238

Supplemental Cash Flow Information:
Interest paid	$608	$914

Income taxes paid	$—	$—

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2002	2003
Net income	$2,066	$4,349
Other comprehensive income:
Hedging activities:
Effective changes in fair value	(7,580)	123
Reclassification adjustments for settled contracts	(469)	(2,533)
Amortization of terminated contracts	(2,135)	(975)

Total hedging activities	(10,184)	(3,385)

Foreign currency translation adjustment	(12)	1,919
Unrealized gain on equity investments	—	48

Total comprehensive income (loss)	$(8,130)	$2,931

See accompanying notes.

EXCO RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

1. Basis of Presentation

        In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of EXCO Resources, Inc. as of December 31, 2002 and March 31, 2003, and the results of operations and cash flows for the three month periods ended March 31, 2002 and 2003.

        We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. You should read these financial statements in conjunction with our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

        The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results we expect for the full year.

        Certain prior year amounts have been reclassified to conform to current year presentation.

  Stock Options

        Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for employee stock compensation plans, but allows for the continuation of the intrinsic value based method of accounting to measure compensation cost prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). For companies electing not to change their accounting, SFAS 123 requires pro forma disclosures of earnings and earnings per share as if the change in accounting provision of SFAS 123 has been adopted.

        We have elected to continue to utilize the accounting method prescribed by APB 25, under which no compensation cost has been recognized, and adopt the disclosure requirements of SFAS 123. As a result, SFAS 123 has no effect on our financial condition or our results of operations at March 31, 2002 and 2003. Stock based compensation expense reflected in the table below for the three months ended March 31, 2002 and 2003, is a result of options issued under our 1998 Stock Option Plan that were issued subject to our shareholders' approval and, for the three months ended March 31, 2003, options that were issued to the management and key employees of Addison.

        Had compensation costs for these plans been determined consistent with SFAS 123, our net income and earnings per share (EPS) would have been adjusted to the following pro forma amounts:

		March 31,
		2002	2003
		(In thousands, except per share amounts)
Stock based compensation expense (net of taxes)	As Reported	$31	$264
	Pro Forma	$420	$666
Net income	As Reported	$2,066	$4,349
	Pro Forma	$1,677	$3,947
Basic EPS	As Reported	$.10	$.43
	Pro Forma	$.05	$.38
Diluted EPS	As Reported	$.10	$.35
	Pro Forma	$.05	$.31

2. Asset Retirement Obligations

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

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. We adopted the new rules on asset retirement obligations on January 1, 2003, for both our U.S. and Canadian operations. Application of the new rules resulted in an increase in net proved developed and undeveloped oil and natural gas properties of approximately $11.4 million, recognition of an asset retirement obligation liability of approximately $10.4 million, an increase in deferred income tax liability of approximately $690,000, and a cumulative effect of adoption that increased net income and stockholder's equity by approximately $255,000.

        The following pro forma data summarizes our net income and net income per share as if we had adopted the provisions of SFAS 143 on January 1, 2002, including an associated pro forma asset retirement obligation on that date of $7.1 million:

	Three Months Ended March 31,
	2002	2003
	(In thousands, except per share amounts)
Net income, as reported	$2,066	$4,349
Pro forma adjustments to reflect retroactive adoption of SFAS 143	(85)	(255)

Pro forma net income	1,981	4,094
Dividends on preferred stock	1,314	1,311

Pro forma earnings on common stock	$667	$2,783

Earnings on common stock per share:
Basic-as reported	$0.10	$.43

Basic-pro forma	$0.09	$.39

Diluted-as reported	$0.10	$.35

Diluted-pro forma	$0.09	$.33

        The following is a reconciliation of our asset retirement obligations at March 31, 2003 (in thousands of dollars):

Deferred abandonment costs at December 31, 2002	$2,176
Cumulative effect of change in accounting principle	10,434

Asset retirement obligation as of January 1, 2003	12,610
Activity during the three months ended March 31, 2003:
Liabilities incurred during period	120
Liabilities settled during period	(340)
Accretion of discount	295
Effect of foreign exchange differentials	466

Asset retirement obligation at March 31, 2003	$13,151

        We have no assets that are legally restricted for purposes of settling asset retirement obligations.

3. Earnings Per Share

        SFAS No. 128, "Earnings per Share", requires presentation of two calculations of earnings per common share. Basic earnings per common share equals net income less preferred stock dividends divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus any dilutive common stock equivalents. Common stock equivalents are shares assumed to be issued if (1) outstanding stock options or warrants were in-the-money and exercised, and (2) our outstanding 5% convertible preferred stock was converted to common stock.

        The assumed conversion of our 5% convertible preferred stock to common stock is considered to be anti-dilutive for the three month period ended March 31, 2002 and is therefore not included in the diluted earnings per share calculation. Our 5% convertible preferred stock would have increased the diluted weighted average number of shares outstanding by 5,004,869 shares for the three months ended March 31, 2002.

	Three Months Ended March 31,
	2002	2003
	(In thousands)
Weighted average number of basic shares outstanding	7,115	7,022
Effects of:
Employee and director stock options	430	525
Convertible preferred stock	—	4,997

Weighted average number of diluted shares outstanding	7,545	12,544

4. Oil and Natural Gas Properties

        We have recorded oil and natural gas properties at cost using the full cost method of accounting. Under the full cost method, all costs associated with the acquisition, exploration or development of oil and natural gas properties are capitalized as part of the full cost pool.

        Unproved oil and natural gas properties are excluded from the calculation of depreciation, depletion and amortization until it is determined whether or not proved reserves can be assigned to such properties. At December 31, 2002 and March 31, 2003, the $4.9 million and $5.2 million, respectively, in unproved oil and natural gas properties resulted from the allocation of a portion of the purchase price of Canadian properties to undeveloped acreage and to possible and probable reserves. We assess our unproved oil and natural gas properties on a quarterly basis. During the three months ended March 31, 2003, we reclassified $94,000 from unproved oil and natural gas properties to proved oil and natural gas properties; however, due to the increase in the exchange rate of the Canadian dollar to the U.S. dollar, the balance of unproved oil and natural gas properties, expressed in U.S. dollars, has increased since December 31, 2002.

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

	United States	Canada	Corporate and Other	Total
	(In thousands)
Three months ended March 31, 2002:
Oil and natural gas sales, before hedge settlements	$7,452	$4,393	$—	$11,845
Oil and natural gas hedge settlements	645	—	—	645
Income from derivative ineffectiveness and terminated hedges	2,135	—	—	2,135
Other income	—	—	(39)	(39)

	10,232	4,393	(39)	14,586

Production costs	4,392	1,955	—	6,347
Depreciation, depletion and amortization	2,240	1,553	—	3,793
Accretion expense	—	—	—	—
General and administrative	—	—	1,872	1,872
Interest	—	—	508	508

	6,632	3,508	2,380	12,520

Income before income taxes	3,600	885	(2,419)	2,066
Income tax expense (benefit)	1,224	395	(1,619)	—

Net income	$2,376	$490	$(800)	$2,066

Total assets	$106,358	$91,675	$—	$198,033

Three months ended March 31, 2003:
Oil and natural gas sales, before hedge settlements	$16,781	$17,937	$—	$34,718
Oil and natural gas hedge settlements	(7,708)	—	—	(7,708)
Income from derivative ineffectiveness and terminated hedges	(1,569)	—	—	(1,569)
Other income	—	—	(128)	(128)

	7,504	17,937	(128)	25,313

Production costs	4,908	3,612	—	8,520
Depreciation, depletion and amortization	2,375	2,704	—	5,079
Accretion expense	138	157	—	295
General and administrative	—	—	3,548	3,548
Interest	—	—	1,108	1,108

	7,421	6,473	4,656	18,550

Income (loss) before income taxes	83	11,464	(4,784)	6,763
Income tax expense (benefit)	28	4,730	(2,089)	2,669

Net income (loss)	$55	$6,734	$(2,695)	$4,094

Total assets	$130,946	$142,893	$—	$273,839

6. Credit Agreements

       We have a U.S. credit agreement and a Canadian credit agreement. The U.S. credit agreement is with Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and certain financial institutions as lenders. The Canadian credit agreement is with Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and certain financial institutions as lenders. The credit agreements mature on April 30, 2004. The credit agreements were amended on April 24, 2003, to extend the maturity date to July 31, 2004.

        U.S. Credit Agreement.    Our restated U.S. credit agreement provides for borrowings of up to $124.0 million under a revolving credit facility with a borrowing base of $82.0 million. At March 31, 2003, we had approximately $34.0 million of outstanding indebtedness, letter of credit commitments of $310,000 and approximately $47.7 million available for borrowing under our U.S. credit agreement. The borrowing base is to be redetermined as of November 1, 2003, and each May 1 and November 1 thereafter. Borrowings under the U.S. credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties. At our election, interest on borrowings may be either (i) the greater of the administrative agent's prime rate or the federal funds effective rate plus an applicable margin or (ii) LIBOR (London InterBank Offered Rate) plus an applicable margin.

        As a result of our May 1, 2003 semi-annual borrowing base redetermination and in consideration of the merger agreement that we have entered into with EXCO Holdings Inc. and ER Acquisition, Inc., we have received a commitment letter from our lead bank to amend our U.S. credit agreement. The commitment provides for an increase in our U.S. borrowing base to $100.0 million. The U.S. borrowing base will be reduced to $92.5 million 90 days after the effective time of the merger. The borrowing base will be further reduced by $7.5 million every 90 days thereafter until the next scheduled borrowing base redetermination after the effective time of the merger. The amendment will also provide for an extension of the U.S. credit agreement maturity date to the third anniversary of the effective time of the merger. The commitment is subject to certain closing conditions outlined in the commitment letter.

        Canadian Credit Agreement.    Our restated Canadian credit agreement provides for borrowings of up to U.S. $157.5 million under a revolving credit facility with a borrowing base of U.S. $83.0 million. At March 31, 2003, we had approximately U.S. $74.2 million of outstanding indebtedness and approximately U.S. $8.8 million available for borrowing under our Canadian credit agreement. The borrowing base is to be redetermined as of November 1, 2003, and each May 1 and November 1 thereafter. Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and natural gas properties. At our election, interest on borrowings may be either (i) the Canadian prime rate plus an applicable margin or (ii) the Banker's Acceptance rate plus an applicable margin.

        As a result of our May 1, 2003 semi-annual borrowing base redetermination and in consideration of the merger agreement that we have entered into with EXCO Holdings Inc. and ER Acquisition, Inc., we have received a commitment letter from our lead bank to amend our Canadian credit agreement. The commitment provides for an increase in our Canadian borrowing base to U.S. $100.0 million. The Canadian borrowing base will be reduced to U.S. $92.5 million 90 days after the effective time of the merger. The borrowing base will be further reduced by U.S. $7.5 million every 90 days thereafter until the next scheduled borrowing base redetermination after the effective time of the merger. The amendment will also provide for an extension of the Canadian credit agreement maturity date to the third anniversary of the effective time of the merger. The commitment is subject to certain closing conditions outlined in the commitment letter.

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

        Additionally, the credit agreements contain a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur additional indebtedness, restrictions on our ability to pledge assets, and prohibit the payment of dividends on our common stock. As of March 31, 2003, we were in compliance with the covenants contained in our U.S. and Canadian credit agreements.

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

7. Commodity Derivative Instruments and Hedging Activities

        In connection with the incurrence of debt related to our acquisition activities and to protect against commodity price fluctuations, management has adopted a policy of hedging oil and natural gas prices through the use of commodity futures, options and swap agreements. Effective January 1, 2001, we adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activity," which established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results from the hedged item on the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivatives classified as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of any change in the fair value of a derivative designated as a hedge is immediately recognized in earnings. Hedge effectiveness is measured quarterly based on the change in relative fair value between the derivative contract and the hedged item over time. Oil and natural gas revenues for the three months ended March 31, 2002 were increased $645,000 from the settlement of cash flow hedges while oil and natural gas revenues for the three month period ended March 31, 2003 were decreased $7.7 million from the settlement of cash flow hedges. For the three months ended March 31, 2002 and 2003, we recognized an increase in the net derivative liability and an associated decrease in other comprehensive income totaling approximately $8.2 million and $4.8 million, respectively. During the three month period ended March 31, 2002 and 2003, we recognized $2.2 million and $975,000, respectively, in other income for income from terminated hedges. During the three month period ended March 31, 2002 and 2003, we also reduced revenues by $115,000 and $2.5 million for the ineffective portion of the change in the fair value of our hedges.

        The following table sets forth our oil and natural gas hedging activities as of March 31, 2003. Our contracts are swap arrangements for the sale of oil and natural gas based on NYMEX pricing. The market values at March 31, 2003 are estimated from quotes from the counterparties and represent the amounts that we would expect to receive or pay to terminate the agreements on March 31, 2003. The stated volumes and strike prices are for the remaining portions of the individual contracts at March 31, 2003.

Commodity	Contract Date(1)	Effective Date	Termination Date	Notional Volume/Range Per Month(2)(3)	Aggregate Volume (2)(3)	Strike Price		Market Value at March 31, 2003 (3)(4)
Natural Gas	3/12/2002	1/1/2003	12/31/2003	455,000 Mmbtus	4,095,000 Mmbtus	$3.50		$(6,658,000)
Natural Gas	12/13/2002	1/1/2003	12/31/2003	321,000 Mmbtus- 388,000 Mmbtus	3,168,000 Mmbtus	$4.38	(5)	$(2,358,000)
Natural Gas	1/17/2003	1/1/2004	12/31/2004	468,300 Mmbtus- 513,300 Mmbtus	5,880,000 Mmbtus	$4.40	(5)	$(1,364,000)
Oil	4/5/2002	1/1/2003	12/31/2003	40,000 Bbls	360,000 Bbls	$22.94		$(1,648,000)
Oil	9/5/2002	1/1/2003	12/31/2003	22,600 Bbls	203,400 Bbls	$25.95		$(322,000)
Oil	9/5/2002	1/1/2004	12/31/2004	20,000 Bbls	240,000 Bbls	$23.96		$(196,000)
Oil	1/29/2003	1/1/2004	12/31/2004	18,333 Bbls- 22,334 Bbls	241,000 Bbls	$24.50	(5)	$(76,000)
Oil	2/5/2003	1/1/2004	12/31/2004	22,000 Bbls- 25,000 Bbls	282,750 Bbls	$25.00	(5)	$52,000

1
The counterparties to these contracts are BNP Paribas and Bank One, financial lending institutions and members of our U.S. and Canadian bank groups.
2
Bbls-Barrels.
3
Mmbtus-Million British thermal units.

4
On March 31, 2003, the average forward NYMEX oil prices for the remainder of 2003 and for calendar 2004 were $27.54 per Bbl and $24.79 per Bbl, respectively, and the average forward NYMEX natural gas prices for the remainder of 2003 and for calendar 2004 were $5.13 per Mmbtu and $4.63 per Mmbtu, respectively.
5
Weighted average.

        At March 31, 2003, we had approximately a $1.1 million gain in other comprehensive income related to hedges that, as a result of the bankruptcy of Enron North America Corp., were terminated during 2001. This amount will be reclassified into other income as shown in the following table (in thousands):

Amount
During 2003:
Quarter ending June 30, 2003	$631
Quarter ending September 30, 2003	464

Total	$1,095

8. Acquisitions and Dispositions

  Medicine River Properties Acquisition.

        On April 29, 2002, Addison Energy, Inc., our wholly owned subsidiary, acquired oil and natural gas properties located in the Medicine River, Garrington, Gull Lake and Sylvan Lake areas in Alberta, Canada. The effective date of this transaction was January 1, 2002. As of January 1, 2002, estimated total proved reserves net to our interest included approximately 1.6 million Bbls of oil and NGLs, and 19.5 Bcf of natural gas. The purchase price was approximately $25.8 million or CDN $40.5 million ($24.7 million or CDN $36.3 million after contractual adjustments), funded with borrowings under our U.S. and Canadian credit agreements.

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

  Other Acquisitions and Dispositions.

        During the three months ended March 31, 2003, we completed two oil and natural gas property acquisitions, one in Canada and one in the United States. Estimated total proved reserves net to our interest from these acquisitions included approximately 196,000 Bbls of oil and NGLs, and 3.7 Bcf of natural gas from 14 gross (5.8 net) wells. Net daily production from these properties is approximately 38 Bbls of oil and NGLs, and 742 Mcf of natural gas. The total purchase price for the acquisitions was approximately $5.5 million funded with borrowings under our Canadian credit agreement and from surplus cash. In addition, we have also completed ten smaller acquisitions during this period for consideration that totaled approximately $600,000.

        During the first three months of 2003, we have sold six oil and natural gas properties in the United States. As of January 1, 2003, estimated total proved reserves net to our interest from these properties included approximately 565,000 Bbls of oil and NGLs, and 192,000 Mcf of natural gas. The total sales proceeds we received were approximately $3.1 million. During the first quarter of 2002, we recorded revenue of approximately $248,000, oil and natural gas production costs of $150,000 and depletion expense of $70,000 on these properties. During the first quarter of 2003, we recorded revenues of approximately $130,000, oil and natural gas production costs of $40,000 and depletion expense of $20,000.

        We also have two additional oil and natural gas property acquisitions in Canada that we closed in April 2003. As of April 1, 2003, estimated total proved reserves net to our interest from these acquisitions included approximately 139,000 Bbls of oil and NGLs, and 2.8 Bcf of natural gas. Net daily production in January 2003 from these properties was approximately 45 Bbls of oil and NGLs, and 630 Mcf of natural gas. The total purchase price for the acquisitions was approximately $4.1 million, which we funded with borrowings under our Canadian credit agreement and from surplus cash.

        Pro forma financial information has not been provided because these acquisitions and dispositions were less than 20% of our total assets when purchased or sold.

9. Merger Agreement

        On March 11, 2003, we entered into an Agreement and Plan of Merger providing for the merger of ER Acquisition, Inc., a Texas corporation, and a wholly-owned subsidiary of EXCO Holdings Inc., a Delaware corporation, into EXCO Resources, Inc. EXCO Holdings Inc. is a newly formed corporation formed by our chairman and chief executive officer, Douglas H. Miller, and his buying group for the purpose of entering into the merger agreement. The merger agreement provides that holders of our common stock, other than EXCO Holdings Inc. and its subsidiaries, will receive cash of $18.00 per share and holders of our 5% convertible preferred stock will receive cash of $18.2625 per share if the transaction closes on or before June 15, 2003 and $18.00 per share thereafter. The preferred stock price difference is attributable solely to the dividend record date for the preferred stock. A majority of the equity capital for the merger will be provided by Cerberus Capital Management, L.P., a long-term investment based fund manager. Following the completion of the merger, ER Acquisition, Inc. will cease to exist as a separate entity, and we will continue as the surviving corporation of the merger and as a wholly-owned subsidiary of EXCO Holdings Inc. Upon completion of the merger transaction, our common stock and 5% convertible preferred stock would be delisted from trading on the NASDAQ National Market or any other exchange and our common stock and 5% convertible preferred stock would become eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934. The transaction is subject to various conditions to closing. We currently expect to submit the merger agreement to our shareholders for their approval during the second or the third quarter of 2003. There can be no assurance this transaction will be approved or completed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        The statements contained in this report regarding our future financial and operating performance and results, business strategy and market prices and future hedging activities, and other statements, including, in particular, statements about our plans and forecasts that are not historical facts are forward-looking statements, as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among these forward-looking statements are statements regarding our anticipated performance in the year 2003, specifically statements relating to our production, production costs, depreciation, depletion and amortization expense, general and administrative expenses, interest expense, and capital expenditures. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

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

        We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. You are cautioned not to place undue reliance on a forward-looking statement. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this Quarterly Report, and the risk factors in our Form 10-K for the year ended December 31, 2002.

        Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for oil and natural gas. Declines in oil or natural gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil or natural gas prices also may reduce the amount of oil or natural gas that we can produce economically. The valuations and estimated quantities of our oil and natural gas reserves at December 31, 2002, included in our Form 10-K for the year ended December 31, 2002, are based upon prices in effect at December 31, 2002. Oil and natural gas prices have changed since that time. A decline in oil and/or natural gas prices could have a material adverse effect on the estimated value and estimated quantities of our oil and natural gas reserves, our ability to fund our operations and our financial condition, cash flow, results of operations and access to capital.

Historically, oil and natural gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.

Critical Accounting Policies

        We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three month period ended March 31, 2003, other than our adoption of FAS 143, "Accounting for Asset Retirement Obligations." See "Note 2.—Asset Retirement Obligations" of the notes to our condensed consolidated financial statements above for a detailed discussion of this accounting policy and the impact on our financial statement from the adoption of this policy. Please see our Annual Report on Form 10-K for the year ended December 31, 2002 for a detailed discussion of our critical accounting policies.

        See "Part I—Item 3—Quantitative and Qualitative Disclosure about Market Risk—Equity Price Risk" for a discussion of impairment expense that we have recognized on our investments in marketable securities.

Our Results of Operations

        The following tables present production and average unit prices and costs for the periods and for the geographic segments indicated:

	Three Months Ended March 31,
	2002	2003
Production:
Oil (Mbbls)
U.S.	216	212
Canada	72	111

Total	288	323
Natural gas (Mmcf)
U.S.	1,507	1,899
Canada	1,123	2,133

Total	2,630	4,032
Natural gas liquids (Mbbls)
U.S.	18	15
Canada	42	83

Total	60	98
Total production (Mmcfe)
U.S.	2,909	3,259
Canada	1,809	3,295

Total	4,718	6,554
	Three Months Ended March 31,
	2002			2003
	U.S.	Canada	Total	U.S.	Canada	Total
Average sales price:
Oil (Per Bbl)
Price received	$19.09	$19.62	$19.22	$32.18	$32.81	$32.40
Hedge settlements(1)	(0.80)	—	(0.59)	(8.69)	—	(5.71)

Price including hedge settlements	$18.29	$19.62	$18.63	$23.49	$32.81	$26.69

Natural gas (Per Mcf)
Price received	$2.05	$2.19	$2.11	$5.05	$5.60	$5.34
Hedge settlements(1)	0.55	—	0.31	(3.09)	—	(1.46)

Price including hedge settlements	$2.60	$2.19	$2.42	$1.96	$5.60	$3.88

Natural gas liquids (Per Bbl)
Price received	$13.22	$12.16	$12.47	$25.63	$28.46	$28.04
Hedge settlements(1)	—	—	—	—	—	—

Price including hedge settlements	$13.22	$12.16	$12.47	$25.63	$28.46	$28.04

Total oil and natural gas revenues (Per Mcfe)
Price received	$2.56	$2.43	$2.51	$5.15	$5.44	$5.30
Hedge settlements(1)	0.22	—	0.14	(2.37)	—	(1.18)

Price including hedge settlements	$2.78	$2.43	$2.65	$2.78	$5.44	$4.12

(1)
All hedging results are shown in the United States because all hedging contracts have been entered into and all settlements have been received or made by EXCO.

	Three Months Ended March 31,
	2002	2003
Expenses (Per Mcfe):
Oil and natural gas production
U.S.	$1.20	$1.08
Canada	$1.04	$1.09
Total	$1.14	$1.08
Production and ad valorem taxes
U.S.	$0.31	$0.43
Canada	$0.04	$0.01
Total	$0.21	$0.22
General and administrative
U.S.	$0.51	$0.70
Canada	$0.21	$0.39
Total	$0.40	$0.54
Depreciation, depletion and amortization
U.S.	$0.77	$0.73
Canada	$0.86	$0.82
Total	$0.80	$0.77

  Comparison of Three Months Ended March 31, 2002 and 2003

        Revenues.    Our revenues from the sale of oil, natural gas and NGLs, before hedge settlements, for the three months ended March 31, 2003, increased by $22.9 million, or 194%, to $34.7 million from $11.8 million for the same period in 2002. This increase in revenues is primarily attributable to higher prices received for oil, natural gas, and NGLs. Our average oil, natural gas and NGL prices include the effects of quality, gathering and transportation costs. Our average oil price, before hedge settlements, received during the three months ended March 31, 2003, was $32.40 per Bbl as compared to $19.22 per Bbl for the same period in 2002, which increased revenue by $3.8 million. Our average natural gas price, before hedge settlements, received during the three months ended March 31, 2003, was $5.34 per Mcf as compared to $2.11 per Mcf during the same period in 2002, which increased revenue by $8.5 million. Our average NGLs price received during the three months ended March 31, 2003, was $28.04 per Bbl as compared to $12.47 per Bbl for the same period in 2002, which increased revenue by $930,000.

        The increase in revenue was also due to an increase in production volumes. Our production of oil, natural gas and NGLs increased by 34,500 Bbls, 1.4 Bcf, and 37,800 Bbls, respectively, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. These increases contributed approximately $9.7 million to our increase in revenues and are primarily attributable to our acquisitions of the Medicine River properties, completed in April 2002, and the DJ Basin properties, completed in November 2002. Production from these acquisitions during the first quarter of 2003 was 61,700 Bbls of oil, .8 Bcf of natural gas and 19,100 Bbls of NGLs. The increase in oil volumes was partially offset by the sales of two of our Mississippi oil properties, one in November 2002 and the other in January 2003. These properties produced 18,900 Bbls of oil during the first quarter of 2002. The remaining increase in natural gas and NGLs volumes is attributable to other smaller acquisitions and the results of our development and exploitation capital spending, primarily in Canada.

        Our oil and natural gas hedge settlements reduced revenue by $7.7 million during the three months ended March 31, 2003 while oil and natural gas hedge settlements increased revenue by $645,000 during the three months ended March 31, 2002. The NYMEX oil and natural gas prices that are used to settle our hedges increased significantly during the first quarter of 2003 over the oil and natural gas prices of our hedges. The increases in prices resulted in us making significant payments to our counterparties to settle our hedges during the quarter and decreased our revenues as a result.

        We have reduced revenues by $2.5 million for the three month period ended March 31, 2003 for the ineffective portion of the change in the fair value of our hedges. The reduction for the three month period ended March 31, 2002 for the ineffective portion of the change in the fair value of our hedges was $115,000. The ineffectiveness for the three month period ended March 31, 2003 was primarily due to a significant increase in March 2003 in the difference between the NYMEX price for oil and natural gas, which is the price we use to settle our hedges, and the actual price that we receive in the field for the physical delivery of our oil and natural gas production.

        Our other income for the three months ended March 31, 2003, was $847,000 as compared to $2.2 million for the same period in 2002. This income primarily consisted of income from terminated hedges and interest income. The decrease in other income was primarily attributable to $1.0 million in non-cash income from terminated hedges during the three months ended March 31, 2003 compared to $2.2 million during the same period in 2002.

        Costs and Expenses.    Our total costs and expenses for the three months ended March 31, 2003, increased by $6.1 million to $18.6 million from $12.5 million for the same period in 2002. This increase was mainly attributable to expenses related to the Medicine River and DJ Basin properties we acquired in April 2002 and November 2002, respectively. Additionally, our general and administrative and interest expense were both higher during the three months ended March 31, 2003 when compared to the three months ended March 31, 2002.

        Our oil and natural gas production costs for the three months ended March 31, 2003, increased $1.7 million, or 31%, to $7.1 million from $5.4 million in the same period in 2002. Our acquisitions of the Medicine River and DJ Basin properties increased oil and natural gas production costs by $677,000. The remaining increase in oil and natural gas production costs is primarily the result of other, smaller acquisitions and new wells added through our development and exploitation capital program, mainly in Canada. These increases were partially offset by the oil and natural gas production costs incurred during the first quarter of 2002 on the two Mississippi oil properties that were sold in late 2002 and early 2003. Oil and natural gas production costs on a unit of production basis decreased $0.06 per Mcfe to $1.08 per Mcfe for the three months ended March 31, 2003 from $1.14 per Mcfe during the same period in 2002. Production and ad valorem taxes for the three months ended March 31, 2003, increased by $457,000, or 47%, to $1.4 million from $972,000 during the same period last year. This increase is primarily attributable to higher production taxes in the United States as a result of the significantly increased prices received for production and $182,000 in production taxes on the DJ Basin properties. These increases were partially offset by lower production taxes incurred during the first quarter of 2002 on the two Mississippi oil properties that were sold in late 2002 and early 2003. These taxes are generally based upon the price received for production. There are no production taxes paid in Canada.

        Accretion of discount on asset retirement obligations is the result of the adoption, as of January 1, 2003, of SFAS 143, "Accounting for Asset Retirement Obligations." This non-cash expense measures the changes in the liability for an asset retirement obligation due to the passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. See "Note 2.—Asset Retirement Obligations" of Notes to Condensed Consolidated Financial Statements included in "Item 1.—Financial Statements" for additional information regarding our adoption of SFAS 143.

        Our depreciation, depletion and amortization costs for the three months ended March 31, 2003, increased by $1.3 million, or 34%, to $5.1 million from $3.8 million for the same period in 2002. Depreciation, depletion and amortization costs related to our acquisitions of the Medicine River and DJ Basin properties was approximately $1 million. The adoption of SFAS 143, "Accounting for Asset Retirement Obligations" increased our depreciation, depletion and amortization costs by approximately $150,000 during the first quarter of 2003. The remainder of the increase in our depreciation, depletion and amortization costs is due to higher sales volumes during the first quarter of 2003 when compared to the same quarter of 2002. These increases were partially offset by lower volumes from the sale of the two Mississippi oil properties and a lower depletion rate in Canada. The lower rate in Canada is the result of a full cost ceiling test write-down that occurred during the second quarter of 2002.

        Our general and administrative costs for the three months ended March 31, 2003, increased by $1.6 million, or 84%, to $3.5 million from $1.9 million for the same period in 2002. The increase in general and administrative costs was primarily attributable to:

  •
  Approximately $730,000 in legal, printing and other costs that we have incurred to negotiate the merger agreement with EXCO Holdings Inc. and to prepare and make the required regulatory filings;

  •
  Approximately $600,000 in increased salaries, benefits, and office space that resulted primarily from increased staffing needs to manage properties acquired since December 2001; and

  •
  Approximately $380,000 in stock option compensation expense related to the stock option plan of Addison Energy Inc., our wholly-owned Canadian subsidiary.

        These increases were partially offset by lower legal expenses as the first quarter of 2002 contained approximately $115,000 in legal costs related to the pursuit of our claim against Enron Corp. and its affiliates. There were no costs in the first quarter of 2003 related to this claim.

        Our interest expense for the three months ended March 31, 2003, increased $600,000, or 118%, to $1.1 million from $500,000 for the same period in 2002. This increase was primarily due to greater amounts of outstanding borrowings resulting from our acquisitions of the Medicine River and DJ Basin properties. Our long-term debt balance at March 31, 2003 was $108.2 million compared to $51.9 million at March 31, 2002.

        For the three months ended March 31, 2003, we have not recorded any income tax expense in the U.S., as it continues to be uncertain whether we will be able to utilize our net deferred tax asset. Accordingly, the tax effects of our U.S. generated income was offset by a reduction in our valuation allowance. Because of the deferred tax asset and resulting valuation allowance in the U.S., management expects tax expense on U.S. operations to be significantly reduced in the near future. In Canada, we have recorded current tax expense of $2.3 million and a deferred income tax expense of approximately $379,000. The Canadian deferred tax expenses has been reduced by $780,000 as a result of lower Canadian federal and provincial income tax rates. We expect to continue to provide for taxes in Canada based upon the level of our Canadian income.

        The cumulative effect of change in accounting principle, net of income tax, is the result of the adoption of SFAS 143 on January 1, 2003. In accordance with the provisions of SFAS 143, we recognized $255,000, or $0.04 per basic share, benefit from the cumulative effect of change in accounting principle, net of $690,000 of associated deferred income taxes.

Liquidity and Capital Resources

  General

        Most of our growth has resulted from acquisitions and our development and exploitation program. Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining financing flexibility. In the past, we have utilized a variety of sources of capital to fund our acquisition, development and exploitation programs and to fund our operations. Our general financial strategy is to use a combination of cash flow from operations, bank financing and the sale or issuance of equity securities to fund our operations, conduct development and exploitation activities and to fund acquisitions. We do not have a set budget for acquisitions as these tend to be opportunity driven. Historically, we have used the proceeds from the issuance of equity securities and borrowings under our credit agreements to raise cash to fund acquisitions. We cannot assure you that funds will be available to us in the future to meet our budgeted capital spending or to fund acquisitions. Furthermore, our ability to borrow other than under our credit agreements is subject to restrictions imposed by our lenders. If we cannot secure additional funds for our planned development and exploitation activities or for future acquisitions, then we will be required to delay or reduce substantially these activities.

        During the three months ended March 31, 2003, we increased our long-term debt by 11% to approximately $108.2 million at March 31, 2003. We generated cash flow from operations before changes in working capital during the three months ended March 31, 2003 of approximately $11.4 million and approximately $8.6 million after changes in working capital which helped fund our acquisition, development and exploitation activities. At March 31, 2003, our cash and cash equivalents balances increased 15% from December 31, 2002. Our working capital deficit at March 31, 2003 increased to $7.6 million from $7.0 million at December 31, 2002. This occurred primarily due to changes in the value of our outstanding hedge positions. As product prices at March 31, 2003 were higher than at December 31, 2002, the net liability value of our hedges has increased. We also entered into a new hedge contract during the first quarter of 2003 for additional oil and natural gas volumes to be delivered during 2004 that also increased our net hedge derivative liabilities.

  Acquisitions and Capital Expenditures

        During the three months ended March 31, 2003, we spent approximately $6.1 million on oil and natural gas property acquisitions. These transactions were funded with $4.6 million of bank debt from our Canadian credit agreement and $1.5 million from surplus cash.

        We have also planned development and exploitation activities for our major operating areas. We estimate that we will spend up to $34.7 million for our development and exploitation activities in 2003. Through March 31, 2003, we have spent $2.2 million in the United States and $5.6 million in Canada on our activities. As of March 31, 2003, we are contractually obligated to spend $3.0 million. We currently plan to pursue these planned development and exploitation activities whether or not the merger with ER Acquisition, Inc. is completed.

        We expect to continue to utilize cash from operations as well as our available funds under our credit agreements to fund our acquisitions, capital expenditures and working capital during the remainder of 2003. We believe that our capital resources from existing cash balances, cash flow from operating activities and borrowing capacity under our credit agreements are adequate to meet the cash requirements of our business. However, future cash flows are subject to a number of variables including production volumes and oil and natural gas prices. If cash flows decline we would be required to reduce our capital expenditure budget which in turn may affect our production in future periods. We cannot assure you that operations and other capital resources will provide cash in sufficient amounts to maintain or initiate planned levels of capital expenditures.

        Our well control insurance policy, which covered both our United States and Canadian operations, expired in August 2002, and our insurance carrier declined to renew our policy. We obtained well control coverage for our Canadian drilling and workover activities effective as of February 12, 2003. We have also obtained well control coverage for our United States drilling activities effective as of March 7, 2003. We will be paying higher rates and have accepted higher deductibles and other conditions for our new policy in the United States when compared to our old policy. We will self-insure our United States workover activities as we did not believe that it was economical to accept the terms proposed to us to cover those operations. We have delayed some projects in the United States during the period that we did not have well control coverage and we may delay or postpone other workover activity in the United States for projects that we believe contain operational risks. We do not expect that the delayed projects will have a significant impact upon our expected production during 2003.

  Credit Agreements

        U.S. Credit Agreement.    Our restated U.S. credit agreement provides for borrowings of up to $124.0 million under a revolving credit facility with a borrowing base of $82.0 million. As of May 1, 2003, we had $39.0 million of outstanding indebtedness, letter of credit commitments of $310,000 and approximately $42.7 million available for borrowing under our U.S. credit agreement. The borrowing base is to be redetermined as of November 1, 2003, and each May 1 and November 1 thereafter. As of March 31, 2003, we were in compliance with the covenants contained in the U.S. credit agreement. Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties. At our election, interest on borrowings may be (i) the greater of the administrative agent's prime rate or the federal funds effective rate plus an applicable margin or (ii) LIBOR (London InterBank Offered Rate) plus an applicable margin. At March 31, 2003, the six month LIBOR rate was 1.23%, which would result in an interest rate of approximately 2.48% on any new indebtedness we may incur under the U.S. credit agreement.

        As a result of our May 1, 2003 semi-annual borrowing base redetermination and in consideration of the merger agreement that we have entered into with EXCO Holdings Inc., we have received a commitment letter from our lead bank to amend our U.S. credit agreement. The commitment provides for an increase in our U.S. borrowing base to $100.0 million. The U.S. borrowing base will be reduced to $92.5 million 90 days after the effective time of the merger. The borrowing base will be further reduced by $7.5 million every 90 days thereafter until the next scheduled borrowing base redetermination after the effective time of the merger. The amendment will also provide for an extension of the U.S. credit agreement maturity date to the third anniversary of the effective time of the merger. The commitment is subject to certain closing conditions outlined in the commitment letter.

        Canadian Credit Agreement.    Our restated Canadian credit agreement provides for borrowings of up to U.S. $157.5 million under a revolving credit facility with a borrowing base of U.S. $83.0 million. As of May 1, 2003, we had U.S. $80.5 million of outstanding indebtedness and approximately U.S. $2.5 million available for borrowing under our Canadian credit agreement. The borrowing base is to be redetermined as of November 1, 2003, and each May 1 and November 1 thereafter. The Canadian credit agreement contains certain financial covenants and other restrictions that require us to maintain a minimum consolidated tangible net worth as well as certain financial ratios. As of March 31, 2003, we were in compliance with the covenants contained in the Canadian credit agreement. Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and natural gas properties. At our election, interest on borrowings may be (i) the Canadian prime rate plus an applicable margin or (ii) the Banker's Acceptance rate plus an applicable margin. At March 31, 2003, the six month Banker's Acceptance rate was 3.41%, which would result in an interest rate of approximately 5.41% on any new indebtedness we incur under the Canadian credit agreement.

        As a result of our May 1, 2003 semi-annual borrowing base redetermination and in consideration of the merger agreement that we have entered into with EXCO Holdings Inc., we have received a commitment letter from our lead bank to amend our Canadian credit agreement. The commitment provides for an increase in our U.S. borrowing base to U.S. $100.0 million. The Canadian borrowing base will be reduced to U.S. $92.5 million 90 days after the effective time of the merger. The borrowing base will be further reduced by U.S. $7.5 million every 90 days thereafter until the next scheduled borrowing base redetermination after the effective time of the merger. The amendment will also provide for an extension of the Canadian credit agreement maturity date to the third anniversary of the effective time of the merger. The commitment is subject to certain closing conditions outlined in the commitment letter.

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

        As of March 31, 2003, we were in compliance with the covenants contained in the U.S. and Canadian credit agreements.

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

  Contractual Obligations and Commercial Commitments

        The following table presents a summary of our contractual obligations at March 31, 2003, with set and determinable payments:

	Payments Due by Period
Contractual Obligations	Remainder of 2003	2004-2005	2006-2007	2008 and thereafter	Total
	(In thousands)
Long-term debt	$—	$108,173	$—	$—	$108,173
Operating leases	746	1,394	600	—	2,740
Drilling/work commitments	3,019	—	—	—	3,019
Preferred stock dividends	1,310	—	—	—	1,310

Total contractual cash obligations	$5,075	$109,567	$600	$—	$115,242

        We also have $310,000 in letters of credit that have been issued to various state regulatory agencies and all of which expire in 2003. See "Part I—Item 3—Quantitative and Qualitative Disclosure About Market Risk," for a discussion of our derivative positions.

  5% Convertible Preferred Stock

        Dividends on our preferred stock, which are payable quarterly, are payable only in cash. Currently, the requirement for such dividend payments is approximately $1.3 million per quarter. The board declared a dividend of $0.2625 per share on March 6, 2003, to shareholders of record as of March 16, 2003. The dividend was paid on March 31, 2003. Each share of our 5% convertible preferred stock is convertible into one share of our common stock on or before June 30, 2003. Any share of 5%

convertible preferred stock that has not been converted into our common stock by June 30, 2003, will be automatically converted into our common stock on that date.

  Common Stock

        During the three months ended March 31, 2003, there were no stock options on our common stock exercised.

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

        Our objective in entering into hedging transactions is to manage price fluctuations and achieve a more predictable cash flow associated with our acquisition activities and borrowings under our credit agreements. These transactions limit exposure to declines in prices, but also limit the benefits we would realize if prices increase. As of March 31, 2003, we had the following open positions under swap contracts to hedge our natural gas and oil production:

  •
  776,000 - 843,000 Mmbtus per month from April 1, 2003 through December 31, 2003;

  •
  468,300 - 513,300 Mmbtus per month from January 1, 2004 through December 31, 2004;

  •
  62,600 Bbls per month from April 1, 2003 through December 31, 2003; and

  •
  60,333 - 67,334 Bbls per month from January 1, 2004 through December 31, 2004.

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

  Related Party Transaction

        On March 11, 2003, we entered into an Agreement and Plan of Merger providing for the merger of ER Acquisition, Inc., a Texas corporation, and a wholly-owned subsidiary of EXCO Holdings, Inc., a Delaware corporation, into EXCO Resources, Inc. EXCO Holdings Inc. is a newly formed corporation formed by our chairman and chief executive officer, Douglas H. Miller, and his buying group for the purpose of entering into the merger agreement. The merger agreement provides that holders of our common stock, other than EXCO Holdings Inc. and its subsidiaries, will receive cash of $18.00 per share and holders of our 5% convertible preferred stock will receive cash of $18.2625 per share if the transaction closes on or before June 15, 2003 and $18.00 per share thereafter. The preferred stock price difference is attributable solely to the dividend record date for the preferred stock. A majority of the equity capital for the merger will be provided by Cerberus Capital Management, L.P., a long-term investment based fund manager. Following the completion of the merger, ER Acquisition, Inc. will cease to exist as a separate entity, and we will continue as the surviving corporation of the merger and as a wholly-owned subsidiary of EXCO Holdings Inc. Upon completion of the merger transaction, our common stock and 5% convertible preferred stock would be delisted from trading on the NASDAQ National Market or any other exchange and our common stock and 5% convertible preferred stock would become eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934. The transaction is subject to various conditions to closing. We currently expect to submit the merger agreement to our shareholders for their approval during the second or the third quarter of 2003. There can be no assurance this transaction will be approved or completed.

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

        The following table sets forth our oil and natural gas hedging activities as of April 30, 2003. Our contracts are swap agreements for the sale of oil or natural gas based on NYMEX pricing.

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

        Realized gains or losses from the settlement of the swaps are recorded in our financial statements as increases or decreases in oil and natural gas revenues. For example, using the oil swaps in place during the quarter ended March 31, 2003, if the settlement price exceeded the actual weighted average strike price of $24.03, then a reduction in oil revenues would have been recorded for the difference between the settlement price and $24.03 multiplied by the hedged volume of 187,800 Bbls. Conversely, if the settlement price was less than $24.03, then an increase in oil revenues would have been recorded for the difference between the settlement price and $24.03 multiplied by the hedged volume of 187,800 Bbls. For example, for a hedged volume of 187,800 Bbls, if the settlement price was $25.03, then oil revenues would have decreased by $187,800. Conversely, if the settlement price was $23.03, oil revenues would have increased by $187,800.

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

	Three Months Ended March 31,
	2002	2003
	(In thousands, except per unit data)
Average price per Bbl of oil—realized before monthly hedge settlements	$19.22	$32.40
Average price per Bbl of oil—realized including monthly hedge settlements	18.63	26.69
Average price per Bbl of NGLs—realized before monthly hedge settlements	12.47	28.04
Average price per Bbl of NGLs—realized including monthly hedge settlements	12.47	28.04
Average price per Mcf of natural gas—realized before monthly hedge settlements	2.11	5.34
Average price per Mcf of natural gas—realized including monthly hedge settlements	2.42	3.88
Increase (reduction) in revenue from monthly hedge settlements	$645	$(7,708)

  Interest Rate Risk

        At March 31, 2003, our exposure to interest rates related primarily to borrowings under our credit agreements and interest earned on short-term investments. As of March 31, 2003, we were not using any derivatives to manage interest rate risk. Interest is payable on borrowings under the credit agreements based on a floating rate as more fully described in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." If short-term interest rates would have averaged 1% higher during the three months ended March 31, 2003, our interest expense would have increased by approximately $274,000. This amount was determined by applying the hypothetical interest rate change of 1% to our outstanding borrowings under the credit agreements during the three months ended March 31, 2003.

  Equity Price Risk

        Our investments in marketable securities are recorded at market value. We consider these investments to be "available for sale", which means that unrealized gains and losses are excluded from earnings and included in other comprehensive income unless the decline in the fair value of the investments is "other than temporary". At March 31, 2003, the market value of our investments in marketable securities was $1.9 million. A temporary change in value of 10% would result in a $190,000 change in the market value and a corresponding adjustment to other comprehensive income of $190,000. An "other than temporary" decline in value of 10% would result in a $190,000 reduction in the market value and a corresponding non-cash pre-tax impairment expense of $190,000. As of March 31, 2003, we were not using any derivatives to manage equity price risk.

  Foreign Currency Exchange Rate Risk

        We account for a significant portion of our business in Canadian dollars. We are therefore subject to foreign currency exchange rate risk on cash flows of our Canadian operations that are not denominated in Canadian dollars. Presently, a significant portion of the sales of our Canadian oil and natural gas is denominated in U.S. dollars. Foreign currency exchange gains and/or losses related to these transactions have not been significant. The borrowings under our Canadian credit facility are denominated in Canadian dollars. The asset and liability balances of our Canadian business are translated monthly using current exchange rates, with any resulting unrealized translation gains or losses included in other comprehensive income. The unrealized foreign translation gain for the three month period ended March 31, 2003 was $2.0 million. As of March 31, 2003, we were not using any derivatives to manage foreign currency exchange rate risk.

  Other Market Risk

        During 2000 and through September 2001, we entered into several swap transactions with Enron North America Corp., an affiliate of Enron Corp. On December 2, 2001, Enron Corp. and other Enron related entities, including Enron North America, filed for bankruptcy under Chapter 11 of the United States Code in the United States Bankruptcy Court. We terminated our Enron hedges and discontinued hedge accounting for our Enron derivatives effective November 30, 2001. At March 31, 2002 and 2003, we have valued our asset from Enron at $2.8 million, or approximately 20% of the value on the day we terminated our positions. This valuation is based on informal offers we have received for our position with Enron and other market information. We will continue to monitor activities related to Enron and may adjust the value of our derivative in the future based on new developments and market information.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        Refer to the information concerning litigation shown in "Part I—Item 3—Legal Proceedings", contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

        At a status conference held on April 4, 2003, the court extended the stay of the proceedings until May 30, 2003.

        The parties may not be able to complete a mutually acceptable stipulation of settlement, and, if so, the litigation will continue. If the litigation continues, it could have a material adverse impact on our ability to complete the merger.

Item 5. Other Information

  See Note 10. of Notes to Condensed Consolidated Financial Statements found in Part I—Item 1—Financial Statements (Unaudited) for a description of a merger transaction in respect of EXCO.

Item 6. Exhibits and Reports on Form 8-K

  (a)    The following exhibits are included herein:

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of March 11, 2003, among EXCO Resources, Inc., EXCO Holdings Inc. and ER Acquisition, Inc., filed as an Exhibit to EXCO's Form 8-K/A filed March 12, 2003 and incorporated by reference herein.
3.1	Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.
3.2	Statement of Designation for 5% Convertible Preferred Stock, dated June 21, 2001, filed as an Exhibit to EXCO's Form 8-K/A filed June 29, 2001 and incorporated by reference herein.
3.3	Restated Bylaws of EXCO, as amended, filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
4.1	Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.
4.2	Restated Bylaws of EXCO, as amended, filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
4.3	Specimen Stock Certificate for the Common Stock of EXCO filed as an Exhibit to EXCO's Pre-Effective Amendment No. 1 to Form S-2 filed on June 2, 1998 and incorporated by reference herein.
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
4.20
Fifth Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and financial institutions which are or may become Lenders dated April 24, 2003 (filed herewith).
4.21
Fifth Amendment to Restated Credit Agreement among Addison Energy, Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc., as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated April 24, 2003 (filed herewith).
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
10.25*
Promissory Note dated May 18, 2001 by and between Richard E. Miller, as maker, and EXCO Resources, Inc., as payee, filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
10.26*
Pledge Agreement dated May 19, 2001 by and between Richard E. Miller, as pledger, and EXCO Resources, Inc., as the secured party, filed as an Exhibit to EXCO's Form 10- filed March 26, 2003 and incorporated by reference herein.
10.27	Form of Addison Energy Inc. Stock Option Agreement effective as of June 30, 2002 filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
10.28
Agreement, dated as of October 14, 2002, by and between EXCO Resources, Inc. and Douglas H. Miller, filed as an Exhibit to Douglas H. Miller's Schedule 13D filed October 24, 2002 and incorporated by reference herein.
10.29	Joinder Agreement, executed by T. W. Eubank and dated as of October 23, 2002, filed as an Exhibit to Douglas H. Miller's Schedule 13D filed October 24, 2002 and incorporated by reference herein.
10.30
Form of Joinder Agreement (executed by the following parties: J. Douglas Ramsey, Ph.D.; J. David Choisser; Charles R. Evans; Richard E. Miller; James M. Perkins, Jr.; Richard L. Hodges; John D. Jacobi; Daniel A. Johnson; Harold L. Hickey; Stephen E. Puckett; Russell W. Romoser; W. Andy Bracken; Paul B. Rudnicki; Gary M. Nelson; H. Wayne Gifford; Gary L. Parker; Craig F. Hruska; Steve Fagan; Dennis G. McIntyre; Neil Burrows; Gregory Robb; Jonathan Kuhn; James L. Beninger; Terry Pidkowa; Duane Masse; Jennifer M. Perry; Kirstie M. Egan; Wesley E. Roberts; Delwyn C. Dennison; Muharem Mastalic; Terry L. Trudeau; Jeffrey D. Benjamin and Earl E. Ellis) to that certain Agreement by and between EXCO Resources, Inc. and Douglas H. Miller and dated as of October 14, 2002, attached as Appendix B-4 to EXCO's Schedule 14A filed on March 28, 2003 and incorporated by reference herein.
10.31
Confidentiality Agreement, dated as of September 12, 2002, between EXCO Resources, Inc. and Douglas H. Miller, individually and on behalf of the Receiving Party, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed on March 28, 2003 and incorporated by reference herein.

10.32
Fifth Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and financial institutions which are or may become Lenders dated April 24, 2003 (filed herewith).
10.33
Fifth Amendment to Restated Credit Agreement among Addison Energy, Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc., as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated April 24, 2003 (filed herewith).
99.1
Certification of Douglas H. Miller, Chairman of the Board and Chief Executive Officer of EXCO Resources, Inc., dated May 15, 2003, relating to EXCO's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (filed herewith).
99.2
Certification of J. Douglas Ramsey, Ph.D., Vice President and Chief Financial Officer of EXCO Resources, Inc., dated May 15, 2003, relating to EXCO's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (filed herewith).
99.3
Financing Commitment Letter of Cerberus Capital Management, L.P. to ER Acquisition, Inc., Douglas H. Miller and T. W. Eubank, dated December 27, 2002, filed as an Exhibit to Douglas H. Miller's Schedule13D/A filed January 6, 2003 and incorporated by reference herein.
99.4
Amendment to Commitment Letter of Cerberus Capital Management, L.P. to ER Acquisition, Inc., Douglas H. Miller and T. W. Eubank, dated January 23, 2003, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed March 28, 2003 and incorporated by reference herein.
99.5
Amendment to Commitment Letter of Cerberus Capital Management, L.P. to ER Acquisition, Inc., Douglas H. Miller and T. W. Eubank, dated February 28, 2003, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed March 28, 2003 and incorporated by reference herein.
99.6
Amendment to Commitment Letter of Cerberus Capital Management, L.P. to ER Acquisition, Inc., Douglas H. Miller and T. W. Eubank, dated March 10, 2003, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed March 28, 2003 and incorporated by reference herein.
99.7
Loan Commitment, dated March 11, 2003, issued to ER Acquisition, Inc. by Bank One, N.A., filed as an Exhibit to EXCO Holdings Inc., et al's Schedule 13D filed March 21, 2003 and incorporated by reference herein.
99.8
Contribution Agreement, dated as of March 11, 2003, as amended by First Amendment to Contribution Agreement, dated as of May 6, 2003, by and among Douglas H. Miller, T. W. Eubank and EXCO Holdings Inc., attached as Appendix B-1 to EXCO's Schedule 14A filed on May 9, 2003 and incorporated by reference herein.
99.9
Stock Purchase Agreement, dated as of March 11, 2003, by and among EXCO Holdings Inc. and Cerberus Capital Management, L.P., on behalf of one or more funds or affiliates to be designated by it, filed as an Exhibit to EXCO Holdings Inc., et al's Schedule 13D filed March 21, 2003 and incorporated by reference herein.
99.10
Voting Agreement, dated as of March 11, 2003, by and among EXCO Holdings Inc., Douglas H. Miller, T. W. Eubank and EXCO Resources, Inc., attached as Appendix B-2 to EXCO's Schedule 14A filed on May 9, 2003 and incorporated by reference herein.
99.11	Form of Institutional Investor Stock Purchase Agreement, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed March 28, 2003 and incorporated by reference herein.

99.12	Form of Management Purchase Agreement, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed March 28, 2003 and incorporated by reference herein.
99.13	Form of Stock Repurchase Agreement, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed March 28, 2003 and incorporated by reference herein.
99.14	Form of Stockholders' Agreement, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed March 28, 2003 and incorporated by reference herein.
99.15	Form of Registration Rights Agreement, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed March 28, 2003 and incorporated by reference herein.
99.16	Form of EXCO Holdings Inc. and Addison Energy Inc. Employee Bonus Retention Plan, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed March 28, 2003 and incorporated by reference herein.
99.17	Form of EXCO Holdings Inc. Employee Stock Participation Plan, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed March 28, 2003 and incorporated by reference herein.

*
These exhibits are management contracts.

(b)   Reports on Form 8-K

        Current report on Form 8-K/A dated December 27, 2002 filed January 28, 2003 pursuant to Item 5 reporting an extension of the financing commitment previously received by the Douglas H. Miller group for the proposed acquisition of EXCO.

        Current report on Form 8-K/A dated December 27, 2002 filed March 3, 2003 pursuant to Item 5 reporting another extension of the financing commitment previously received by the Douglas H. Miller group for the proposed acquisition of EXCO.

        Current report on Form 8-K/A dated December 27, 2002 filed March 12, 2003 pursuant to Item 5 reporting that EXCO entered into an Agreement and Plan of Merger with EXCO Holdings Inc. and ER Acquisition, Inc. providing for the merger of ER Acquisition, Inc. with and into EXCO, with EXCO as the surviving corporation of the merger and a wholly owned subsidiary of EXCO Holdings Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC. (Registrant)
Date: May 15, 2003	By:	/s/ DOUGLAS H. MILLER Douglas H. Miller Chairman and Chief Executive Officer
	By:	/s/ J. DOUGLAS RAMSEY J. Douglas Ramsey Vice President and Chief Financial Officer
	By:	/s/ J. DAVID CHOISSER J. David Choisser Vice President and Chief Accounting Officer

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

Date: May 15, 2003	/s/ DOUGLAS H. MILLER Douglas H. Miller Chief Executive Officer

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

Date: May 15, 2003	/s/ J. DOUGLAS RAMSEY J. Douglas Ramsey Chief Financial Officer

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

Date: May 15, 2003	/s/ J. DAVID CHOISSER J. David Choisser Chief Accounting Officer

Index to Exhibits

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of March 11, 2003, among EXCO Resources, Inc., EXCO Holdings Inc. and ER Acquisition, Inc., filed as an Exhibit to EXCO's Form 8-K/A filed March 12, 2003 and incorporated by reference herein.
3.1	Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.
3.2	Statement of Designation for 5% Convertible Preferred Stock, dated June 21, 2001, filed as an Exhibit to EXCO's Form 8-K/A filed June 29, 2001 and incorporated by reference herein.
3.3	Restated Bylaws of EXCO, as amended, filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
4.1	Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.
4.2	Restated Bylaws of EXCO, as amended, filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
4.3	Specimen Stock Certificate for the Common Stock of EXCO filed as an Exhibit to EXCO's Pre-Effective Amendment No. 1 to Form S-2 filed on June 2, 1998 and incorporated by reference herein.
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
4.20
Fifth Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and financial institutions which are or may become Lenders dated April 24, 2003 (filed herewith).
4.21
Fifth Amendment to Restated Credit Agreement among Addison Energy, Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc., as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated April 24, 2003 (filed herewith).
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
10.25*
Promissory Note dated May 18, 2001 by and between Richard E. Miller, as maker, and EXCO Resources, Inc., as payee, filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
10.26*
Pledge Agreement dated May 19, 2001 by and between Richard E. Miller, as pledger, and EXCO Resources, Inc., as the secured party, filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
10.27	Form of Addison Energy Inc. Stock Option Agreement effective as of June 30, 2002 filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
10.28
Agreement, dated as of October 14, 2002, by and between EXCO Resources, Inc. and Douglas H. Miller, filed as an Exhibit to Douglas H. Miller's Schedule 13D filed October 24, 2002 and incorporated by reference herein.
10.29	Joinder Agreement, executed by T. W. Eubank and dated as of October 23, 2002, filed as an Exhibit to Douglas H. Miller's Schedule 13D filed October 24, 2002 and incorporated by reference herein.
10.30
Form of Joinder Agreement (executed by the following parties: J. Douglas Ramsey, Ph.D.; J. David Choisser; Charles R. Evans; Richard E. Miller; James M. Perkins, Jr.; Richard L. Hodges; John D. Jacobi; Daniel A. Johnson; Harold L. Hickey; Stephen E. Puckett; Russell W. Romoser; W. Andy Bracken; Paul B. Rudnicki; Gary M. Nelson; H. Wayne Gifford; Gary L. Parker; Craig F. Hruska; Steve Fagan; Dennis G. McIntyre; Neil Burrows; Gregory Robb; Jonathan Kuhn; James L. Beninger; Terry Pidkowa; Duane Masse; Jennifer M. Perry; Kirstie M. Egan; Wesley E. Roberts; Delwyn C. Dennison; Muharem Mastalic; Terry L. Trudeau; Jeffrey D. Benjamin and Earl E. Ellis) to that certain Agreement by and between EXCO Resources, Inc. and Douglas H. Miller and dated as of October 14, 2002, attached as Appendix B-4 to EXCO's Schedule 14A filed on March 28, 2003 and incorporated by reference herein.
10.31
Confidentiality Agreement, dated as of September 12, 2002, between EXCO Resources, Inc. and Douglas H. Miller, individually and on behalf of the Receiving Party, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed on March 28, 2003 and incorporated by reference herein.

10.32
Fifth Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and financial institutions which are or may become Lenders dated April 24, 2003 (filed herewith).
10.33
Fifth Amendment to Restated Credit Agreement among Addison Energy, Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc., as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated April 24, 2003 (filed herewith).
99.1
Certification of Douglas H. Miller, Chairman of the Board and Chief Executive Officer of EXCO Resources, Inc., dated May 15, 2003, relating to EXCO's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (filed herewith).
99.2
Certification of J. Douglas Ramsey, Ph.D., Vice President and Chief Financial Officer of EXCO Resources, Inc., dated May 15, 2003, relating to EXCO's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (filed herewith).
99.3
Financing Commitment Letter of Cerberus Capital Management, L.P. to ER Acquisition, Inc., Douglas H. Miller and T. W. Eubank, dated December 27, 2002, filed as an Exhibit to Douglas H. Miller's Schedule 13D/A filed January 6, 2003 and incorporated by reference herein.
99.4
Amendment to Commitment Letter of Cerberus Capital Management, L.P. to ER Acquisition, Inc., Douglas H. Miller and T. W. Eubank, dated January 23, 2003, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed March 28, 2003 and incorporated by reference herein.
99.5
Amendment to Commitment Letter of Cerberus Capital Management, L.P. to ER Acquisition, Inc., Douglas H. Miller and T. W. Eubank, dated February 28, 2003, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed March 28, 2003 and incorporated by reference herein.
99.6
Amendment to Commitment Letter of Cerberus Capital Management, L.P. to ER Acquisition, Inc., Douglas H. Miller and T. W. Eubank, dated March 10, 2003, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed March 28, 2003 and incorporated by reference herein.
99.7
Loan Commitment, dated March 11, 2003, issued to ER Acquisition, Inc. by Bank One, N.A., filed as an Exhibit to EXCO Holdings Inc., et al's Schedule 13D filed March 21, 2003 and incorporated by reference herein.
99.8
Contribution Agreement, dated as of March 11, 2003, as amended by First Amendment to Contribution Agreement, dated as of May 6, 2003, by and among Douglas H. Miller, T. W. Eubank and EXCO Holdings Inc., attached as Appendix B-1 to EXCO's Schedule 14A filed on May 9, 2003 and incorporated by reference herein.
99.9
Stock Purchase Agreement, dated as of March 11, 2003, by and among EXCO Holdings Inc. and Cerberus Capital Management, L.P., on behalf of one or more funds or affiliates to be designated by it, filed as an Exhibit to EXCO Holdings Inc., et al's Schedule 13D filed March 21, 2003 and incorporated by reference herein.

99.10
Voting Agreement, dated as of March 11, 2003, by and among EXCO Holdings Inc., Douglas H. Miller, T. W. Eubank and EXCO Resources, Inc., attached as Appendix B-2 to EXCO's Schedule 14A filed on May 9, 2003 and incorporated by reference herein.
99.11	Form of Institutional Investor Stock Purchase Agreement, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed March 28, 2003 and incorporated by reference herein.
99.12	Form of Management Purchase Agreement, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed March 28, 2003 and incorporated by reference herein.
99.13	Form of Stock Repurchase Agreement, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed March 28, 2003 and incorporated by reference herein.
99.14	Form of Stockholders' Agreement, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed March 28, 2003 and incorporated by reference herein.
99.15	Form of Registration Rights Agreement, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed March 28, 2003 and incorporated by reference herein.
99.16	Form of EXCO Holdings Inc. and Addison Energy Inc. Employee Bonus Retention Plan, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed March 28, 2003 and incorporated by reference herein.
99.17	Form of EXCO Holdings Inc. Employee Stock Participation Plan, filed as an Exhibit to EXCO, et al's Schedule 13E-3 filed March 28, 2003 and incorporated by reference herein.

*
These exhibits are management contracts.