Form 10-K/A
period 2002-12-31
EXCO RESOURCES INC
filed 2003-06-30
CIK 316300

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE
None

        The Form 10-K of EXCO Resources, Inc. for the year ended December 31, 2002 is being amended to (i) amend Item 6.—Selected Financial Data in response to a comment letter received from the Securities and Exchange Commission (SEC), (ii) amend Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations in response to a comment letter received from the SEC, (iii) amend Item 8.—Financial Statements and Supplementary Data in response to a comment letter received from the SEC, and (iv) amend Item 15.—Exhibits, Financial Statement Schedules and Reports on Form 8-K to update the certifications of certain executive officers as of the date of this amendment. See Note 2. "Intangible Acquired Proved Leaseholds and Lease and Well Equipment" of the Notes to the Consolidated Financial Statements included in Item 8 for a discussion of certain reclassifications made to the Consolidated Balance Sheets. The Form 10-K is hereby amended and restated in its entirety (other than the Exhibits previously filed with Form 10-K).

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

        The reserve estimates presented as of December 31, 2000, 2001 and 2002, have been prepared by Lee Keeling and Associates, Inc., independent petroleum engineers, Tulsa, Oklahoma, and are a part of their report on our oil and natural gas properties. Estimates of oil, natural gas and NGL reserves are projections based on engineering data and are forward-looking in nature. These reports rely upon various assumptions, including assumptions required by the SEC, such as constant oil, natural gas and NGL prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. These reports should not be construed as the current market value of our estimated proved reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, we cannot ensure that the reserves will ultimately be realized. Our actual results could differ materially. See also Note 15 of the notes to our consolidated financial statements included in this annual report for additional information regarding our oil, natural gas and NGL reserves, including the present value of future net revenues and the standardized measure.

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

        We use the full cost method of accounting, which involves capitalizing all acquisitions, exploration, exploitation and development costs. Once we incur costs, they are recorded in the full cost pool or in unevaluated properties. Unevaluated property costs are not subject to depletion. We review our unevaluated costs on an ongoing basis, and we expect these costs to be evaluated in one to three years and transferred to the full cost pool during that time. The full cost pool is comprised of lease and well equipment and exploration and development costs incurred plus intangible acquired proved leaseholds.

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

Recently Issued Accounting Standards

        SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets", were issued in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. When we filed our Annual Report on Form 10-K on March 26, 2003, we did not believe that SFAS No. 141 or SFAS No. 142 applied to oil and natural gas companies as we did not believe the statements changed the authoritative literature specific to oil and natural gas properties which contain specific accounting and disclosure guidance for companies' interests in oil and natural gas properties. As a result, we did not make the disclosures required under SFAS No. 142. In connection with the SEC review process of our proxy materials for the upcoming shareholders meeting, we have determined that these standards require mineral use rights, such as leasehold interests, be separately classified on the balance sheet. Specifically, these standards require that mineral use rights, including intangible acquired proved leaseholds, be classified on the balance sheet as an intangible asset for all leaseholds purchased subsequent to June 30, 2001. Accordingly, we have reclassified on our balance sheets at December 31, 2001 and 2002 mineral use rights, including leasehold interests, acquired subsequent to July 1, 2001 as an intangible asset. We have also determined that lease and well equipment purchased subsequent to June 30, 2001 also be separately classified on the balance sheet. The reclassification of amounts to "intangible acquired proved leaseholds" and "lease and well equipment" from "proved developed oil and natural gas properties" had no effect on depreciation, depletion or amortization for either of the years ended December 31, 2001 or 2002 or on total assets or total accumulated depreciation, depletion and amortization at December 31, 2001 and 2002. We do not believe that our consolidated balance sheets will be comparable to other companies in our industry as we do not believe that other companies in our industry separately classify mineral use rights, including leasehold interests, on their balance sheets as required under SFAS No. 141 and SFAS No. 142.

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

        We had two well control events during 2002. The Leon #3 well control event did not involve the release of any oil or natural gas to the surface and, as a result, we did not record any revenue or expenses during the well control event. The Leon #3 well was later completed as a producing natural gas well. During the period of September through December 2002, as a result of normal operations from the Leon #3, we recorded as revenue approximately $364,000 from the sale of approximately 106,000 Mcf of natural gas. Oil and natural gas production costs and production and ad valorem taxes for the Leon #3 during this period were less than $100,000. We were able to sell some natural gas during the second well control event, the Miami Corp. #35. During November and December, 2002, we sold 254,000 Mcf of natural gas from this well which increased revenue by $1.0 million. Oil and natural gas production costs and production and ad valorem taxes for the Miami Corp. #35 during this period were less than $100,000. There has not been any production from this well since December 2002. The well is currently temporarily abandoned and, at this time, we do not know when, or if, we will be able to complete this well and restore it to production.

        Our well control insurance policy, which covered both our United States and Canadian operations expired in August 2002, and our insurance carrier declined to renew our policy. We have obtained well control coverage for our Canadian drilling and workover activities effective as of February 12, 2003. As a result of the claims we have made under our well control insurance policy, we have been unable to obtain new well control insurance for our United States operations on terms acceptable to us. We have delayed projects that we believe contain operational risks and we may continue to delay or postpone projects in the United States in the future if we are unable to obtain well control insurance in the United States on acceptable terms. The project delays could reduce our estimated production for 2003. We further expect that if we are able to obtain such insurance for our United States operations, that the rates used to determine the premium will be substantially higher than our prior policy and that we will have to accept a higher level of risk through either higher deductibles or co-insurance clauses than provided in our previous policy.

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

        Periodically, we invest in the marketable securities of other companies prior to initiating discussions of potential business combinations with those companies. At December 31, 2002, the cost of our investments in marketable securities was $2.7 million, which exceeded the market value of these securities on December 31, 2002, by $886,000. We consider these investments to be "available for sale", which means that unrealized gains and losses are excluded from earnings and included in other comprehensive income unless the decline in the fair value of the investment is "other than temporary." During the year ended December 31, 2002, we determined that, due to the significant decline in market value of two of our investments, the decline in the fair value of two of our investments in marketable securities was "other than temporary" and, as a result, we have recognized a non-cash pre-tax impairment expense of $1.1 million. At December 31, 2002, we have a net unrealized gain on marketable securities of $258,000 remaining in other comprehensive income. At the present time, we no longer intend to pursue a business combination with either of these two companies.

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

        As discussed in Note 2 to the consolidated financial statements, EXCO Resources, Inc. adopted Statements of Financial Accounting Standards No. 141 "Business Combinations" in 2001 and No. 142 "Goodwill and Intangible Assets" in 2002.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 28, 2003
except for Note 2 and Note 14, as to which the dates are
June 27, 2003 and March 11, 2003, respectively

EXCO RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2002
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$1,856	$1,942
Accounts receivable:
Oil and natural gas sales	6,151	12,299
Joint interest	4,156	1,889
Interest and other	3,563	7,343
Oil and natural gas hedge derivatives	696	—
Marketable securities	2,598	1,823
Other	2,101	902

Total current assets	21,121	26,198
Proved developed oil and natural gas properties (full cost accounting method)	184,837	202,522
Accumulated depreciation, depletion and amortization	(75,110)	(93,203)

Proved developed oil and natural gas properties, net	109,727	109,319

Lease and well equipment (full cost accounting method)	20,116	35,565
Accumulated depreciation, depletion and amortization	(189)	(5,883)

Lease and well equipment, net	19,927	29,682

Unproved intangible oil and natural gas properties	6,647	4,979

Intangible acquired proved leaseholds	28,936	76,430
Accumulated depreciation, depletion and amortization	(402)	(10,459)

Acquired proved leaseholds, net	28,534	65,971

Office and field equipment, net	966	1,030
Deferred financing costs	1,249	1,100
Oil and natural gas hedge derivatives	—	140
Other assets	2,885	2,755

Total assets	$191,056	$241,174

See Note 2. "Intangible Acquired Proved Leaseholds and Lease and Well Equipment" for a discussion of certain reclassifications made to the Consolidated Balance Sheets.

 EXCO RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2002
	(In thousands, except share data)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,008	$21,821
Revenues and royalties payable	2,186	3,353
Accrued interest payable	128	95
Oil and natural gas hedge derivatives	—	7,924

Total current liabilities	13,322	33,193
Long-term debt	44,994	97,943
Deferred abandonment	1,466	2,176
Deferred income taxes	10,895	7,978
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $.01 par value: Authorized shares—10,000,000 Issued and outstanding shares—5,004,869 at December 31, 2001 and 2002	101,175	101,175
Common stock, $.02 par value: Authorized shares—25,000,000 Issued and outstanding shares—7,172,587 and 7,262,953 at December 31, 2001 and 2002, respectively	143	145
Additional paid-in capital	51,138	53,107
Deferred compensation	—	(705)
Notes receivable-employees	(1,117)	(173)
Deficit eliminated in quasi-reorganization	(8,799)	(8,799)
Retained deficit since December 31, 1997	(29,392)	(35,600)
Accumulated other comprehensive income:
Hedging activities	9,742	(5,024)
Foreign currency translation adjustments	(1,646)	(938)
Unrealized gain on equity investments	—	258
Treasury stock, at cost: 67,446 and 248,434 shares at December 31, 2001 and 2002, respectively	(865)	(3,562)

Total stockholders' equity	120,379	99,884

Total liabilities and stockholders' equity	$191,056	$241,174

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

Concentration of Credit Risk and Accounts Receivable

        Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, trade receivables and our hedging and derivative financial instruments. We place our cash with high credit quality financial institutions. We sell oil and natural gas to various customers. In addition, we participate with other parties in the drilling, completion and operation of oil and natural gas wells. Substantially all of our accounts receivable are due from either purchasers of oil, natural gas or NGLs or participants in oil and natural gas wells for which we serve as the operator. Generally, operators of oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells. Oil, natural gas and NGL sales are generally unsecured. We have provided for credit losses in the financial statements and these losses have been within management's expectations. The allowance for doubtful accounts receivable aggregated $111,000 and $220,000 at December 31, 2001 and 2002, respectively. We place our hedging and derivative financial instruments with financial institutions and other firms that we believe have high credit ratings. For a discussion of the credit risks associated with our hedging activities, please see "Note 10. Hedging Activities."

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

        When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings. Amounts previously recognized in other comprehensive income will remain there until the previously hedged item affects earnings. Please see "Note 10. Hedging Activities" for a discussion of certain derivative transactions for which hedge accounting was discontinued during 2001.

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

Oil and Natural Gas Properties

        We have recorded oil and natural gas properties at cost using the full cost method of accounting. Under the full cost method, all costs associated with the acquisition, exploration or development of oil and natural gas properties are capitalized as part of the full cost pool. Capitalized costs are limited to the aggregate of the after-tax present value of future net revenues plus the lower of cost or fair market value of unproved properties. The full cost pool is comprised of lease and well equipment and exploration and development costs incurred, plus intangible acquired proved leaseholds. See Note 2 for further discussion of intangible acquired proved leaseholds.

        Unproved intangible oil and natural gas properties are excluded from the calculation of depreciation, depletion and amortization until it is determined whether or not proved reserves can be assigned to such properties. At December 31, 2001 and 2002, the $6.6 million and $5.0 million, respectively, in unproved intangible oil and natural gas properties resulted from the allocation of the purchase price of Canadian properties to undeveloped acreage and possible and probable reserves. We assess our unproved intangible oil and natural gas properties for impairment on a quarterly basis.

        Depreciation, depletion and amortization of evaluated oil and natural gas properties is provided using the unit-of-production method based on total proved reserves, as determined by independent petroleum reservoir engineers. See Note 2 for the amount of depreciation, depletion and amortization attributed to intangible acquired proved leaseholds.

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

        As a result of low oil and natural gas prices at September 30, 2001 and December 31, 2001, we recorded pre-tax non-cash ceiling test write-downs during the year ended December 31, 2001, totaling approximately $49.6 million (of which $28.7 million was from the United States full cost pool and $20.9 million was from the Canadian full cost pool). As those impairments did not involve leaseholds acquired since June 30, 2001, no amount of these impairments was attributed to acquired proved leaseholds (see Note 2). As a result of lower prices for Canadian natural gas at June 30, 2002, we had a pre-tax non-cash ceiling test write-down of our oil and natural gas properties during the second quarter of 2002 of $17.5 million ($9.7 million after-tax) from our Canadian full cost pool. See Note 2 for the portion of this impairment attributed to intangible acquired proved leaseholds.

Office and Field Equipment

        Office and field equipment are capitalized at cost and depreciated on a straight line basis over their estimated useful lives.

Environmental Costs

        Environmental costs that relate to current operations are expensed as incurred. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based upon evaluations of currently available facts related to each site.

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

Capitalization of Internal Costs

        We capitalize as part of our proved developed oil and natural gas properties a portion of salaries paid to employees who are directly involved in the acquisition and exploitation of oil and natural gas properties. During the years ended December 31, 2000, 2001, and 2002, we have capitalized $500,000, $1.1 million, and $1.1 million, respectively.

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

        We have elected to continue to utilize the accounting method prescribed by APB 25, under which no compensation cost has been recognized, and adopt the disclosure requirements of SFAS 123. As a result, SFAS 123 has no effect on our financial condition or our results of operations at December 31, 2000, 2001 and 2002. Stock based compensation expense reflected in the table below for the year ended December 31, 2002, is a result of options issued under our 1998 Stock Option Plan that were issued subject to our shareholders' approval and options that were issued to the management and key employees of Addison. See "Note 6. Stock Transactions" for a further description of these stock options.

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

        We sponsor a 401(k) plan for our U.S. employees and match up to 100% of employee contributions based on years of service with us. Our matching contributions of $44,000, $100,000 and $151,000 for the years ended December 31, 2000, 2001 and 2002, respectively, have been included as general and administrative expense.

Reclassified Prior Year Amounts

        Certain prior year amounts have been reclassified to conform to current year presentation.

2.    Intangible Acquired Proved Leaseholds and Lease and Well Equipment

        SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets", were issued in June 2001and became effective for us on July 1, 2001and January 1, 2002, respectively. In connection with the SEC review process of our proxy materials for the upcoming shareholders' meeting, we have determined that these standards require that mineral use rights, such as leasehold interests, be separately classified on the balance sheet for all leaseholds purchased subsequent to June 30, 2001. As a result of this, we have also determined that lease and well equipment purchased subsequent to June 30, 2001 also be separately classified on the balance sheet. Leasehold interests and lease and well equipment acquired prior to the adoption of SFAS No. 141 were not separately valued at the time of purchase; therefore, consistent with Emerging Issues Task Force Issue D-100, we were unable to classify leasehold interests and lease and well equipment acquired prior to July 1, 2001 as an intangible asset.

        Under the full cost pool rules these intangible acquired proved leaseholds and lease and well equipment continue to be included in the full cost pool for purposes of depreciation, depletion and amortization (DD&A) as well as impairment. The following table details the activity related to intangible acquired proved leaseholds for acquisitions since June 30, 2001, including the amount of DD&A and impairment allocated to the intangible acquired proved leaseholds in 2001 and 2002 (in thousands):

Acquisition	Cost	Accumulated DD&A
Pecos County Acquisition	$8,814	$—
PrimeWest Acquisition	18,601	—
Other leaseholds acquired since July 1, 2001	1,521	—
Depreciation, depletion and amortization	—	402

Balance at December 31, 2001	28,936	402
Medicine River Acquisition	20,503	—
DJ Basin Acquisition	20,069	—
Other leaseholds acquired in 2002	6,774	—
Depreciation, depletion and amortization	—	3,436
Impairment of leaseholds acquired	—	6,809
Foreign exchange conversion	148	(188)

Balance at December 31, 2002	$76,430	$10,459

        The 2002 impairment charge was allocated to the Canadian tangible assets and intangible acquired proved leaseholds based on original cost. We believe that the 2001 oil and gas property impairments did not involve assets purchased subsequent to June 30, 2001 and thus no portion of the 2001 impairment has been allocated to intangible acquired proved leaseholds. The reclassifications of amounts to intangible acquired proved leaseholds and lease and well equipment from proved developed oil and natural gas properties had no effect on depreciation, depletion or amortization for either of the years ended December 31, 2001 and 2002 or on total assets, equity and working capital at December 31, 2001 and 2002.

        Based on our estimate of future production in the next five years, our estimate of the amortization of intangible acquired proved leaseholds that will be recognized during the next five years is as follows (in thousands):

Year	Amount
2003	$5,060
2004	5,820
2005	5,483
2006	4,777
2007	4,212
Thereafter	40,619

        The amounts assigned to intangible acquired proved leaseholds have been calculated by first calculating the portion of the purchase price to be allocated to oil and natural gas properties, which is generally based on management's estimate of the discounted cash flows of the proved reserves, and then deducting from that the amount that management believes is the fair market value of the lease and well equipment acquired in each purchase.

        Unproved intangible oil and natural gas properties include costs to acquire a lease or other interest representing the right to explore or extract oil or natural gas from an unproved property. Under Regulation S-X of the SEC, the cost of investments in unproved properties may be excluded from costs to be amortized until it is determined whether or not proved reserves can be added to the property. At that time, the cost of the unproved intangible oil and natural gas properties are added to the full cost pool and amortized using the unit-of-production method based on total proved reserves. Until such time as the development work is completed to determine whether or not there are proved reserves that can be added to the property or we determine that we will not perform the necessary development work, we are not able to estimate the amount of amortization that would be incurred over the next five years related to unproved intangible oil and natural gas properties.

3.    Marketable Securities

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

        At December 31, 2002, we had gross unrealized holding gains from available for sale securities of $258,000. We had no gross unrealized holding losses from available for sale securities at December 31, 2002. Investment income is presented in the following table:

	December 31,
	2000	2001	2002
	(In thousands)
Gross proceeds from sales of marketable securities	$39	$993	$—
Gross realized gains from sales of marketable securities	15	107	—
Gross realized losses from sales of marketable securities	—	—	(1)
Unrealized net loss included in other comprehensive income	—	—	(878)
Reclassification adjustment for impairment of marketable securities	—	—	1,136

4.    Long-Term Debt

        Long-term debt is summarized as follows:

	December 31,
	2001	2002
	(In thousands)
Notes payable	$44,994	$97,943
Less current maturities	—	—

Long-term debt	$44,994	$97,943

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

5.    Income Taxes

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

6.    Stock Transactions

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

9.    Geographic Operating Segment Information and Oil and Natural Gas Disclosures

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

10.    Hedging Activities

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

11.    Acquisitions and Dispositions

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

12.    Concentration of Credit Risk

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

13.    Acquisition Proposal

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

14.    Subsequent Event

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

15.    Supplemental Oil and Natural Gas Reserves and Standardized Measure Information (Unaudited)

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

16.    Selected Quarterly Financial Information (Unaudited)

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

*As adjusted for stock splits.

See Note 6 to our consolidated financial statements included in this annual report for information regarding the material features of the above plans. Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of common stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on common stock, and the purchase price per share of outstanding options shall be proportionately revised.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.    Financial Statements

        See Index to Financial Statements on page 57 to this annual report.

2.    Financial Statement Schedules

        All schedules are omitted because the information is not required under the related instructions or is inapplicable or because the information is included in our consolidated financial statements or related notes.

3.     Exhibits

No.	Description of Exhibit
3.1	Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.
3.2	Statement of Designation for 5% Convertible Preferred Stock, dated June 21, 2001, filed as an Exhibit to EXCO's Form 8-K/A filed June 29, 2001 and incorporated by reference herein.
3.3	Restated Bylaws of EXCO, as amended, filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
4.1	Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.
4.2	Restated Bylaws of EXCO, as amended, filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
4.3	Specimen Stock Certificate for the Common Stock of EXCO filed as an Exhibit to EXCO's Pre-Effective Amendment No. 1 to Form S-2 filed on June 2, 1998 and incorporated by reference herein.
4.4	Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.
4.5	Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.
4.6	Statement of Designation for 5% Convertible Preferred Stock, dated June 21, 2001, filed as an Exhibit to EXCO's Form 8-K/A filed June 29, 2001 and incorporated by reference herein.
4.7	First Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.

4.8	First Amendment to Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001, filed as an Exhibit to EXCO's Form 10-Q, dated November 14, 2001 and incorporated by reference herein.
4.9	Second Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001, filed as an Exhibit to EXCO's Form 10-Q, dated November 14, 2001 and incorporated by reference herein.
4.10	Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated December 18, 2001, filed as an Exhibit to EXCO's Form 8-K filed January 2, 2002 and incorporated by reference herein.
4.11	Restated Credit Agreement among Addison Energy, Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated December 18, 2001, filed as an Exhibit to EXCO's Form 8-K filed January 2, 2002 and incorporated by reference herein.
4.12	Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 filed as an Exhibit to EXCO's Form 10-Q filed May 14, 2002 and incorporated by reference herein.
4.13	Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 filed as an Exhibit to EXCO's Form 10-Q filed May 14, 2002 and incorporated by reference herein.
4.14	Second Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated June 24, 2002 filed as an Exhibit to EXCO's Form 10-Q filed August 14, 2002 and incorporated by reference herein.
4.15	Second Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated June 24, 2002 filed as an Exhibit to EXCO's Form 10-Q filed August 14, 2002 and incorporated by reference herein.

4.16	Third Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated September 30, 2002, filed as an Exhibit to EXCO's Form 10-Q filed November 14, 2002 and incorporated by reference herein.
4.17	Third Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc., as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated September 30, 2002, filed as an Exhibit to EXCO's Form 10-Q filed November 14, 2002 and incorporated by reference herein.
4.18	Fourth Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and financial institutions which are or may become Lenders dated November 22, 2002, filed as an Exhibit to EXCO's Form 8-K filed November 22, 2002 and incorporated by reference herein.
4.19	Fourth Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc., as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated November 22, 2002, filed as an Exhibit to EXCO's Form 8-K filed November 22, 2002 and incorporated by reference herein.
10.1*	EXCO Resources, Inc. 1998 Stock Option Plan, filed as Appendix A to EXCO's Proxy Statement dated March 17, 1998 and incorporated by reference herein.
10.2*	Amendment No. 1 to the EXCO Resources, Inc. 1998 Stock Option Plan, filed as Exhibit 10.10 to EXCO's Form 10-Q dated May 17, 1999 and incorporated by reference herein.
10.3*	Amendment No. 2 to EXCO Resources, Inc. 1998 Stock Option Plan filed as Exhibit 4.6 to Form S-8 filed April 26, 2001 and incorporated by reference herein.
10.4*	Amendment No. 3 to the EXCO Resources, Inc. 1998 Stock Option Plan filed as Exhibit 4.8 to Form S-8 filed May 10, 2002 and incorporated by reference herein.
10.5*	EXCO Resources, Inc. 1998 Director Compensation Plan filed as Appendix D to EXCO's Proxy Statement dated March 16, 1999 and incorporated by reference herein.
10.6	Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.
10.7	Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.

10.8	First Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.
10.9	First Amendment to Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001, filed as an Exhibit to EXCO's Form 10-Q filed November 14, 2001 and incorporated by reference herein.
10.10	Second Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001, filed as an Exhibit to EXCO's Form 10-Q filed November 14, 2001 and incorporated by reference herein.
10.11	Agreement of Purchase and Sale among PrimeWest Energy Inc. and PrimeWest Oil and Gas Corp., as sellers, and Addison Energy Inc., as buyer, dated November 22, 2001, filed as an Exhibit to EXCO's Form 8-K filed January 2, 2002 and incorporated by reference herein.
10.12	Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated December 18, 2001, filed as an Exhibit to EXCO's Form 8-K filed January 2, 2002 and incorporated by reference herein.
10.13	Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated December 18, 2001, filed as an Exhibit to EXCO's Form 8-K filed January 2, 2002 and incorporated by reference herein.
10.14	Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 filed as an Exhibit to EXCO's Form 10-Q filed May 14, 2002 and incorporated by reference herein.
10.15	Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 filed as an Exhibit to EXCO's Form 10-Q filed May 14, 2002 and incorporated by reference herein.
10.16	Second Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated June 24, 2002 filed as an Exhibit to EXCO's Form 10-Q filed August 14, 2002 and incorporated by reference herein.

10.17	Second Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated June 24, 2002 filed as an Exhibit to EXCO's Form 10-Q filed August 14, 2002 and incorporated by reference herein.
10.18	Third Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated September 30, 2002 filed as an Exhibit to EXCO's Form 10-Q filed November 14, 2002 and incorporated by reference herein.
10.19	Third Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc., as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated September 30, 2002 filed as an Exhibit to EXCO's Form 10-Q filed November 14, 2002 and incorporated by reference herein.
10.20	Fourth Amendment to Restated Credit Agreement among EXCO Resources, Inc. And EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BPN Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and financial institutions which are or may become Lenders dated November 22, 2002, filed as an Exhibit to EXCO's Form 8-K filed November 22, 2002 and incorporated by reference herein.
10.21	Fourth Amendment to Restated Credit Agreement among Addison Energy, Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc., as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated November 22, 2002, filed as an Exhibit to EXCO's Form 8-K filed November 22, 2002 and incorporated by reference herein.
10.22*	Severance Plan of EXCO Resources, Inc., effective as of August 15, 2002 filed as an Exhibit to EXCO's Form 10-Q filed November 14, 2002 and incorporated by reference herein.
10.23	Agreement of Purchase and Sale between Devon Canada, as vendor, and Addison Energy Inc., as purchaser, dated January 25, 2002 filed as an Exhibit to EXCO's Form 10-Q filed November 14, 2002 and incorporated by reference herein.
10.24	Purchase and Sale Agreement between Southwestern Eagle, L.L.C. and SW Production Company, as sellers, and EXCO Resources, Inc., as buyer, dated October 18, 2002 filed as an Exhibit to EXCO's Form 8-K filed November 12, 2002 and incorporated by reference herein.
10.25*	Promissory Note dated May 18, 2001 by and between Richard E. Miller, as maker, and EXCO Resources, Inc., as payee, filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
10.26*	Pledge Agreement dated May 19, 2001 by and between Richard E. Miller, as pledger, and EXCO Resources, Inc., as the secured party, filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
10.27	Form of Addison Energy Inc. Stock Option Agreement effective as of June 30, 2002, filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.

10.28	Agreement and Plan of Merger among EXCO Resources, Inc., EXCO Holdings Inc. and ER Acquisition, Inc., dated March 11, 2003 filed as an Exhibit to EXCO's Form 8-K filed March 12, 2003 and incorporated by reference herein.
10.29	Agreement dated October 14, 2002, by and between EXCO Resources, Inc. and Douglas H. Miller, and any person who executes a joinder agreement, filed as an exhibit to Douglas H. Miller's Schedule 13D/A filed October 14, 2002 and incorporated by reference herein.
21.1	Subsidiaries of EXCO Resources, Inc., filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
23.1	Consent of Independent Accountants, Ernst & Young LLP, filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
23.2	Consent of Independent Petroleum Engineers, Lee Keeling and Associates, Inc., filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
23.3	Consent of Independent Accountants, Ernst & Young LLP, dated June 30, 2003 (filed herewith).
99.1	Certification of Douglas H. Miller, Chairman of the Board and Chief Executive Officer of EXCO Resources, Inc., dated June 30, 2003, relating to Amendment No. 1 to EXCO's Annual Report on Form 10-K/A and EXCO's Annual Report on Form 10-K originally filed March 26, 2003, for the year ended December 31, 2002 (filed herewith).
99.2	Certification of J. Douglas Ramsey, Vice President and Chief Financial Officer of EXCO Resources, Inc., dated June 30, 2003, relating to Amendment No. 1 to EXCO's Annual Report on Form 10-K/A and EXCO's Annual Report on Form 10-K originally filed March 26, 2003, for the year ended December 31, 2002 (filed herewith).
99.3	Share Acquisition Agreement between Douglas H. Miller and EXCO Resources, Inc. dated as of October 14, 2002 filed as an Exhibit to Mr. Miller's 13D filed October 24, 2002 and incorporated by reference herein.
99.4	Joinder of T. W. Eubank to that certain Share Acquisition Agreement between Douglas H. Miller and EXCO Resources, Inc. dated as of October 23, 2002 filed as an Exhibit to Mr. Miller's 13D filed October 24, 2002 and incorporated by reference herein.

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

SIGNATURE PAGE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, there unto duly authorized in the City of Dallas, Texas on the 30th of June, 2003.

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

Date: June 30, 2003	/s/ DOUGLAS H. MILLER Douglas H. Miller Chief Executive Officer

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

Date: June 30, 2003	/s/ J. DOUGLAS RAMSEY J. Douglas Ramsey Chief Financial Officer

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

Date: June 30, 2003	/s/ J. DAVID CHOISSER J. David Choisser Chief Accounting Officer

INDEX TO EXHIBITS

No.	Description of Exhibit
3.1	Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.
3.2	Statement of Designation for 5% Convertible Preferred Stock, dated June 21, 2001, filed as an Exhibit to EXCO's Form 8-K/A filed June 29, 2001 and incorporated by reference herein.
3.3	Restated Bylaws of EXCO, as amended, filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
4.1	Restated Articles of Incorporation of EXCO filed as an Exhibit to EXCO's Form S-3/A filed June 2, 1998 and incorporated by reference herein.
4.2	Restated Bylaws of EXCO, as amended, filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
4.3	Specimen Stock Certificate for the Common Stock of EXCO filed as an Exhibit to EXCO's Pre-Effective Amendment No. 1 to Form S-2 filed on June 2, 1998 and incorporated by reference herein.
4.4	Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.
4.5	Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.
4.6	Statement of Designation for 5% Convertible Preferred Stock, dated June 21, 2001, filed as an Exhibit to EXCO's Form 8-K/A filed June 29, 2001 and incorporated by reference herein.
4.7	First Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.
4.8	First Amendment to Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001, filed as an Exhibit to EXCO's Form 10-Q, dated November 14, 2001 and incorporated by reference herein.
4.9	Second Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001, filed as an Exhibit to EXCO's Form 10-Q, dated November 14, 2001 and incorporated by reference herein.

4.10	Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated December 18, 2001, filed as an Exhibit to EXCO's Form 8-K filed January 2, 2002 and incorporated by reference herein.
4.11	Restated Credit Agreement among Addison Energy, Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated December 18, 2001, filed as an Exhibit to EXCO's Form 8-K filed January 2, 2002 and incorporated by reference herein.
4.12	Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 filed as an Exhibit to EXCO's Form 10-Q filed May 14, 2002 and incorporated by reference herein.
4.13	Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 filed as an Exhibit to EXCO's Form 10-Q filed May 14, 2002 and incorporated by reference herein.
4.14	Second Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated June 24, 2002 filed as an Exhibit to EXCO's Form 10-Q filed August 14, 2002 and incorporated by reference herein.
4.15	Second Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated June 24, 2002 filed as an Exhibit to EXCO's Form 10-Q filed August 14, 2002 and incorporated by reference herein.
4.16	Third Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated September 30, 2002, filed as an Exhibit to EXCO's Form 10-Q filed November 14, 2002 and incorporated by reference herein.
4.17	Third Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc., as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated September 30, 2002, filed as an Exhibit to EXCO's Form 10-Q filed November 14, 2002 and incorporated by reference herein.

4.18	Fourth Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and financial institutions which are or may become Lenders dated November 22, 2002, filed as an Exhibit to EXCO's Form 8-K filed November 22, 2002 and incorporated by reference herein.
4.19	Fourth Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc., as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated November 22, 2002, filed as an Exhibit to EXCO's Form 8-K filed November 22, 2002 and incorporated by reference herein.
10.1*	EXCO Resources, Inc. 1998 Stock Option Plan, filed as Appendix A to EXCO's Proxy Statement dated March 17, 1998 and incorporated by reference herein.
10.2*	Amendment No. 1 to the EXCO Resources, Inc. 1998 Stock Option Plan, filed as Exhibit 10.10 to EXCO's Form 10-Q dated May 17, 1999 and incorporated by reference herein.
10.3*	Amendment No. 2 to EXCO Resources, Inc. 1998 Stock Option Plan filed as Exhibit 4.6 to Form S-8 filed April 26, 2001 and incorporated by reference herein.
10.4*	Amendment No. 3 to the EXCO Resources, Inc. 1998 Stock Option Plan filed as Exhibit 4.8 to Form S-8 filed May 10, 2002 and incorporated by reference herein.
10.5*	EXCO Resources, Inc. 1998 Director Compensation Plan filed as Appendix D to EXCO's Proxy Statement dated March 16, 1999 and incorporated by reference herein.
10.6	Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.
10.7	Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.
10.8	First Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated April 26, 2001, filed as an Exhibit to EXCO's Form 10-Q filed May 8, 2001 and incorporated by reference herein.
10.9	First Amendment to Credit Agreement among EXCO Resources, Inc. as borrower, and Bank One, NA and the institutions named herein as lenders, Bank One, NA, as administrative agent and Fleet National Bank, as syndication agent and BNP Paribas, as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001, filed as an Exhibit to EXCO's Form 10-Q filed November 14, 2001 and incorporated by reference herein.

10.10	Second Amendment to Credit Agreement among EXCO Resources Canada Inc. as borrower, and Bank One Canada and the institutions named herein as lenders, Bank One Canada, as administrative agent and BNP Paribas (Canada) as documentation agent and Banc One Capital Markets, Inc. as lead arranger and bookrunner, dated November 14, 2001, filed as an Exhibit to EXCO's Form 10-Q filed November 14, 2001 and incorporated by reference herein.
10.11	Agreement of Purchase and Sale among PrimeWest Energy Inc. and PrimeWest Oil and Gas Corp., as sellers, and Addison Energy Inc., as buyer, dated November 22, 2001, filed as an Exhibit to EXCO's Form 8-K filed January 2, 2002 and incorporated by reference herein.
10.12	Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated December 18, 2001, filed as an Exhibit to EXCO's Form 8-K filed January 2, 2002 and incorporated by reference herein.
10.13	Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated December 18, 2001, filed as an Exhibit to EXCO's Form 8-K filed January 2, 2002 and incorporated by reference herein.
10.14	Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 filed as an Exhibit to EXCO's Form 10-Q filed May 14, 2002 and incorporated by reference herein.
10.15	Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated April 26, 2002 filed as an Exhibit to EXCO's Form 10-Q filed May 14, 2002 and incorporated by reference herein.
10.16	Second Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated June 24, 2002 filed as an Exhibit to EXCO's Form 10-Q filed August 14, 2002 and incorporated by reference herein.
10.17	Second Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and the financial institutions which are or may become Lenders, dated June 24, 2002 filed as an Exhibit to EXCO's Form 10-Q filed August 14, 2002 and incorporated by reference herein.

10.18	Third Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated September 30, 2002 filed as an Exhibit to EXCO's Form 10-Q filed November 14, 2002 and incorporated by reference herein.
10.19	Third Amendment to Restated Credit Agreement among Addison Energy Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc., as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated September 30, 2002 filed as an Exhibit to EXCO's Form 10-Q filed November 14, 2002 and incorporated by reference herein.
10.20	Fourth Amendment to Restated Credit Agreement among EXCO Resources, Inc. And EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BPN Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and financial institutions which are or may become Lenders dated November 22, 2002, filed as an Exhibit to EXCO's Form 8-K filed November 22, 2002 and incorporated by reference herein.
10.21	Fourth Amendment to Restated Credit Agreement among Addison Energy, Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc., as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated November 22, 2002, filed as an Exhibit to EXCO's Form 8-K filed November 22, 2002 and incorporated by reference herein.
10.22*	Severance Plan of EXCO Resources, Inc., effective as of August 15, 2002 filed as an Exhibit to EXCO's Form 10-Q filed November 14, 2002 and incorporated by reference herein.
10.23	Agreement of Purchase and Sale between Devon Canada, as vendor, and Addison Energy Inc., as purchaser, dated January 25, 2002 filed as an Exhibit to EXCO's Form 10-Q filed November 14, 2002 and incorporated by reference herein.
10.24	Purchase and Sale Agreement between Southwestern Eagle, L.L.C. and SW Production Company, as sellers, and EXCO Resources, Inc., as buyer, dated October 18, 2002 filed as an Exhibit to EXCO's Form 8-K filed November 12, 2002 and incorporated by reference herein.
10.25*	Promissory Note dated May 18, 2001 by and between Richard E. Miller, as maker, and EXCO Resources, Inc., as payee, filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
10.26*	Pledge Agreement dated May 19, 2001 by and between Richard E. Miller, as pledger, and EXCO Resources, Inc., as the secured party, filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
10.27	Form of Addison Energy Inc. Stock Option Agreement effective as of June 30, 2002, filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
10.28	Agreement and Plan of Merger among EXCO Resources, Inc., EXCO Holdings Inc. and ER Acquisition, Inc., dated March 11, 2003 filed as an Exhibit to EXCO's Form 8-K filed March 12, 2003 and incorporated by reference herein.
10.29	Agreement dated October 14, 2002, by and between EXCO Resources, Inc. and Douglas H. Miller, and any person who executes a joinder agreement, filed as an exhibit to Douglas H. Miller's Schedule 13D/A filed October 14, 2002 and incorporated by reference herein.

21.1	Subsidiaries of EXCO Resources, Inc., filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
23.1	Consent of Independent Accountants, Ernst & Young LLP, filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
23.2	Consent of Independent Petroleum Engineers, Lee Keeling and Associates, Inc., filed as an Exhibit to EXCO's Form 10-K filed March 26, 2003 and incorporated by reference herein.
23.3	Consent of Independent Accountants, Ernst & Young LLP, dated June 30, 2003 (filed herewith).
99.1	Certification of Douglas H. Miller, Chairman of the Board and Chief Executive Officer of EXCO Resources, Inc., dated June 30, 2003, relating to Amendment No. 1 to EXCO's Annual Report on Form 10-K/A and EXCO's Annual Report on Form 10-K originally filed March 26, 2003, for the year ended December 31, 2002 (filed herewith).
99.2	Certification of J. Douglas Ramsey, Vice President and Chief Financial Officer of EXCO Resources, Inc., dated June 30, 2003, relating to Amendment No. 1 to EXCO's Annual Report on Form 10-K/A and EXCO's Annual Report on Form 10-K originally filed March 26, 2003, for the year ended December 31, 2002 (filed herewith).
99.3	Share Acquisition Agreement between Douglas H. Miller and EXCO Resources, Inc. dated as of October 14, 2002 filed as an Exhibit to Mr. Miller's 13D filed October 24, 2002 and incorporated by reference herein.
99.4	Joinder of T. W. Eubank to that certain Share Acquisition Agreement between Douglas H. Miller and EXCO Resources, Inc. dated as of October 23, 2002 filed as an Exhibit to Mr. Miller's 13D filed October 24, 2002 and incorporated by reference herein.

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