Form 10-Q/A
period 2003-03-31
EXCO RESOURCES INC
filed 2003-06-30
CIK 316300

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

        The Form 10-Q of EXCO Resources, Inc. for the three months ended March 31, 2003 is being amended to (i) amend Item 1.—Financial Statements in response to a comment letter received from the SEC, and (ii) amend Item 6.—Exhibits and Reports on Form 8-K to update the certifications of certain executive officers as of the date of this amendment. The Form 10-Q is hereby amended and restated in its entirety (other than the Exhibits previously filed with Form 10-Q).

EXCO RESOURCES, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	March 31,
	2002	2003
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,942	$2,238
Accounts receivable:
Oil and natural gas sales	12,299	17,517
Joint interest	1,889	1,941
Interest and other	7,343	7,902
Oil and natural gas hedge derivatives	—	26
Marketable securities	1,823	1,870
Other	902	1,077

Total current assets	26,198	32,571
Proved developed oil and natural gas properties (full cost accounting method)	202,522	221,976
Accumulated depreciation, depletion and amortization	(93,203)	(97,895)

Proved developed oil and natural gas properties, net	109,319	124,081

Lease and well equipment (full cost accounting method)	35,565	40,543
Accumulated depreciation, depletion and amortization	(5,883)	(6,914)

Lease and well equipment, net	29,682	33,629

Unproved intangible oil and natural gas properties	4,979	5,240

Intangible acquired proved leaseholds	76,430	85,094
Accumulated depreciation, depletion and amortization	(10,459)	(12,412)

Acquired proved leaseholds, net	65,971	72,682

Office and field equipment, net	1,030	986
Deferred financing costs	1,100	1,869
Oil and natural gas hedge derivatives	140	26
Other assets	2,755	2,755

Total assets	$241,174	$273,839

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	March 31,
	2002	2003
		(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$21,821	$22,183
Revenues and royalties payable	3,353	3,734
Accrued interest payable	95	169
Income taxes payable	—	2,560
Oil and natural gas hedge derivatives	7,924	11,523

Total current liabilities	33,193	40,169
Long-term debt	97,943	108,173
Asset retirement obligations	2,176	13,151
Deferred income taxes	7,978	9,690
Oil and natural gas hedge derivatives	—	1,099
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares—10,000,000
Issued and outstanding shares—5,004,869 and 4,989,869 at December 31, 2002 and March 31, 2003, respectively	101,175	100,872
Common stock, $.02 par value:
Authorized shares—25,000,000
Issued and outstanding shares—7,262,953 and 7,277,952 at December 31, 2002 and March 31, 2003, respectively	145	146
Additional paid-in capital	53,107	53,410
Deferred compensation	(705)	(649)
Notes receivable—employees	(173)	(175)
Deficit eliminated in quasi-reorganization	(8,799)	(8,799)
Retained earnings (deficit) since December 31, 1997	(35,600)	(32,564)
Accumulated other comprehensive income (loss):
Hedging activities	(5,024)	(8,409)
Foreign currency translation adjustments	(938)	981
Unrealized gain (loss) on equity investments	258	306
Treasury stock, at cost: 248,434 shares at December 31, 2002 and March 31, 2003	(3,562)	(3,562)

Total stockholders' equity	99,884	101,557

Total liabilities and stockholders' equity	$241,174	$273,839

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

        We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. You should read these financial statements in conjunction with our financial statements and notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

        Unproved intangible oil and natural gas properties are excluded from the calculation of depreciation, depletion and amortization until it is determined whether or not proved reserves can be assigned to such properties. At December 31, 2002 and March 31, 2003, the $4.9 million and $5.2 million, respectively, in unproved oil and natural gas properties resulted from the allocation of a portion of the purchase price of Canadian properties to undeveloped acreage and to possible and probable reserves. We assess our unproved intangible oil and natural gas properties on a quarterly basis. During the three months ended March 31, 2003, we reclassified $94,000 from unproved intangible oil and natural gas properties to proved oil and natural gas properties; however, due to the increase in the exchange rate of the Canadian dollar to the U.S. dollar, the balance of unproved intangible oil and natural gas properties, expressed in U.S. dollars, has increased since December 31, 2002.

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

Critical Accounting Policies

        We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three month period ended March 31, 2003, other than our adoption of FAS 143, "Accounting for Asset Retirement Obligations." See "Note 2.—Asset Retirement Obligations" of the notes to our condensed consolidated financial statements above for a detailed discussion of this accounting policy and the impact on our financial statement from the adoption of this policy. Please see our Annual Report on Form 10-K/A for the year ended December 31, 2002 for a detailed discussion of our critical accounting policies.

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
4.20
Fifth Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and financial institutions which are or may become Lenders dated April 24, 2003, filed as an Exhibit to EXCO's Form 10-Q filed May 15, 2003 and incorporated by reference herein.
4.21
Fifth Amendment to Restated Credit Agreement among Addison Energy, Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc., as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated April 24, 2003, filed as an Exhibit to EXCO's Form 10-Q filed May 15, 2003 and incorporated by reference herein.
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

10.32
Fifth Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and financial institutions which are or may become Lenders dated April 24, 2003, filed as an Exhibit to EXCO's Form 10-Q filed May 15, 2003 and incorporated by reference herein.
10.33
Fifth Amendment to Restated Credit Agreement among Addison Energy, Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc., as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated April 24, 2003, filed as an Exhibit to EXCO's Form 10-Q filed May 15, 2003 and incorporated by reference herein.
99.1
Certification of Douglas H. Miller, Chairman of the Board and Chief Executive Officer of EXCO Resources, Inc., dated June 30, 2003, relating to Amendment No. 1 to EXCO's Quarterly Report on Form 10-Q/A and EXCO's Quarterly Report on Form 10-Q originally filed May 15, 2003, for the quarter ended March 31, 2003 (filed herewith).
99.2
Certification of J. Douglas Ramsey, Ph.D., Vice President and Chief Financial Officer of EXCO Resources, Inc., dated June 30, 2003, relating to Amendment No. 1 to EXCO's Quarterly Report on Form 10-Q/A and EXCO's Quarterly Report on Form 10-Q originally filed May 15, 2003, for the quarter ended March 31, 2003 (filed herewith).
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

EXCO RESOURCES, INC. (Registrant)
Date: June 30, 2003	By:	/s/ DOUGLAS H. MILLER Douglas H. Miller Chairman and Chief Executive Officer

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
4.20
Fifth Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and financial institutions which are or may become Lenders dated April 24, 2003, filed as an Exhibit to EXCO's Form 10-Q filed May 15, 2003 and incorporated by reference herein.
4.21
Fifth Amendment to Restated Credit Agreement among Addison Energy, Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc., as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated April 24, 2003, filed as an Exhibit to EXCO's Form 10-Q filed May 15, 2003 and incorporated by reference herein.
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

10.32
Fifth Amendment to Restated Credit Agreement among EXCO Resources, Inc. and EXCO Operating, LP, as borrowers, Bank One, NA, as administrative agent, BNP Paribas, as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc. as lead arranger and bookrunner, and financial institutions which are or may become Lenders dated April 24, 2003, filed as an Exhibit to EXCO's Form 10-Q filed May 15, 2003 and incorporated by reference herein.
10.33
Fifth Amendment to Restated Credit Agreement among Addison Energy, Inc., as borrower, Bank One, NA, Canada Branch, as administrative agent, BNP Paribas (Canada), as syndication agent, The Bank of Nova Scotia, as documentation agent, Bank One Capital Markets, Inc., as lead arranger and bookrunner, and financial institutions which are or may become Lenders, dated April 24, 2003, filed as an Exhibit to EXCO's Form 10-Q filed May 15, 2003 and incorporated by reference herein.
99.1
Certification of Douglas H. Miller, Chairman of the Board and Chief Executive Officer of EXCO Resources, Inc., dated June 30, 2003, relating to Amendment No. 1 to EXCO's Quarterly Report on Form 10-Q/A and EXCO's Quarterly Report on Form 10-Q originally filed May 15, 2003, for the quarter ended March 31, 2003 (filed herewith).
99.2
Certification of J. Douglas Ramsey, Ph.D., Vice President and Chief Financial Officer of EXCO Resources, Inc., dated June 30, 2003, relating to Amendment No. 1 to EXCO's Quarterly Report on Form 10-Q/A and EXCO's Quarterly Report on Form 10-Q originally filed May 15, 2003, for the quarter ended March 31, 2003 (filed herewith).
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

QuickLinks

EXCO RESOURCES, INC. INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
EXCO RESOURCES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
EXCO RESOURCES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
EXCO RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in thousands, except per share amounts)
EXCO RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited, in thousands)
EXCO RESOURCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited, in thousands)
EXCO RESOURCES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2003 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Index to Exhibits