Form 10-Q
period 2004-03-31
EXCO RESOURCES INC
filed 2004-05-14
CIK 316300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-9204

EXCO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1492779
(State of incorporation)	(I.R.S. Employer Identification No.)

12377 Merit Drive Suite 1700, LB 82 Dallas, Texas	75251
(Address of principal executive offices)	(Zip Code)

(214) 368-2084

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐           NO ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐           NO ☒

The number of shares of common stock, par value $0.01 per share, outstanding at April 30, 2004 was 1,000.

EXCO RESOURCES, INC.

(1)   Financial information for the periods prior to July 29, 2003, the date of the going private transaction, represents predecessor basis financial statements.  See Note 1 to the condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	March 31, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,333	$28,647
Accounts receivable:
Oil and natural gas sales	13,514	21,296
Joint interest	3,857	2,587
Interest and other	1,895	2,026
Oil and natural gas derivatives	705	122
Marketable securities	818	54
Other	3,447	3,077
Total current assets	31,569	57,809
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	9,195	15,057
Proved developed and undeveloped oil and natural gas properties	416,679	629,919
Accumulated depreciation, depletion and amortization	(11,931)	(22,239)
Oil and natural gas properties, net	413,943	622,737
Gas gathering assets, net	—	17,891
Office and field equipment, net	1,101	5,142
Deferred financing costs, net	1,565	10,671
Oil and natural gas derivatives	204	59
Advances to affiliates	46	59
Goodwill	53,346	52,685
Other assets	3,256	3,215
Total assets	$505,030	$770,268

See accompanying notes

	December 31, 2003	March 31, 2004
		(Unaudited)
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accrued liabilities	$25,308	$33,870
Revenues and royalties payable	3,350	6,801
Income taxes payable	3,726	5,228
Current portion of asset retirement obligations	—	1,325
Oil, natural gas and interest rate derivatives	12,804	27,711
Total current liabilities	45,188	74,935
Long-term debt	207,951	445,472
Asset retirement obligations and other long-term liabilities	18,343	25,089
Deferred income taxes	45,899	37,375
Oil and natural gas derivatives	3,780	13,589
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, $.01 par value:
Authorized shares—100,000
Issued and outstanding shares—1,000 at December 31, 2003 and March 31, 2004	1	1
Capital contributed by EXCO Holdings Inc.	172,045	172,045
Retained earnings (deficit)	4,177	(4,889)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	7,680	6,657
Unrealized gain (loss) on equity investments	(34)	(6)
Total stockholder’s equity	183,869	173,808
Total liabilities and stockholder’s equity	$505,030	$770,268

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2004
	(Predecessor)	(Successor)

Revenues:
Oil and natural gas	$27,010	$47,734
Commodity price risk management activities	—	(26,878)
Other income (loss)	(1,697)	645
Total revenues	25,313	21,501
Costs and expenses:
Oil and natural gas production	8,520	10,791
Depreciation, depletion and amortization	5,079	10,756
Accretion of discount on asset retirement obligations	295	416
General and administrative	3,548	4,765
Interest	1,108	8,792
Total costs and expenses	18,550	35,520
Income (loss) before income taxes	6,763	(14,019)
Income tax expense (benefit)	2,669	(4,953)
Income (loss) before cumulative effect of change in accounting principle	4,094	(9,066)
Cumulative effect of change in accounting principle, net of income taxes	255	—
Net income (loss)	4,349	$(9,066)
Dividends on preferred stock	1,311
Earnings on common stock	$3,038

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$.39
Cumulative effect of change in accounting principle, net of income taxes	.04
Earnings on common stock	$.43

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$.33
Cumulative effect of change in accounting principle, net of income taxes	.02
Earnings on common stock	$.35

Weighted average number of common and common equivalent shares outstanding:
Basic	7,022

Diluted	12,544

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited, in thousands)

	Three Months Ended March 31,
	2003	2004
	(Predecessor)	(Successor)

Operating Activities:
Net income (loss)	$4,349	$(9,066)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,079	10,756
Accretion of discount on asset retirement obligations	295	416
Non-cash changes in fair value of derivatives	—	22,863
Cumulative effect of change in accounting principle, net of income taxes	(255)	—
Deferred income taxes	379	(7,254)
Amortization of deferred financing costs	—	2,139
Expense from derivative ineffectiveness and terminated hedges, net	1,396	—
Other operating activities	150	1
Effect of changes in:
Accounts receivable	(5,059)	4,043
Other current assets	(152)	1,068
Accounts payable and other current liabilities	2,383	4,100
Net cash provided by operating activities	8,565	29,066
Investing Activities:
Acquisition of North Coast Energy, Inc., less cash acquired	—	(215,055)
Additions to oil and natural gas properties, gathering systems and equipment	(14,374)	(27,548)
Proceeds from dispositions of property and equipment	3,050	6,846
Other investing activities	(32)	766
Net cash used in investing activities	(11,356)	(234,991)
Financing Activities:
Proceeds from long-term debt	16,077	357,101
Payments on long-term debt	(10,711)	(118,469)
Preferred stock dividends	(1,311)	—
Deferred financing costs	(972)	(11,219)
Other financing activities	(2)	(13)
Net cash provided by financing activities	3,081	227,400
Net increase in cash	290	21,475
Effect of exchange rates on cash and cash equivalents	6	(161)
Cash at beginning of period	1,942	7,333
Cash at end of period	$2,238	$28,647

Supplemental Cash Flow Information:
Interest paid	$914	$1,859

Income taxes paid	$—	$786

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended March 31,
	2003	2004
	(Predecessor)	(Successor)

Net income (loss)	$4,349	$(9,066)
Other comprehensive income:
Hedging activities:
Effective changes in fair value	123	—
Reclassification adjustments for settled contracts	(2,533)	—
Amortization of terminated contracts	(975)	—
Total hedging activities	(3,385)	—
Foreign currency translation adjustment	1,919	(1,023)
Unrealized gain on equity investments	48	28
Total comprehensive income (loss)	$2,931	$(10,061)

See accompanying notes.

EXCO RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

1.              The Merger

On July 29, 2003, pursuant to an Agreement and Plan of Merger, ER Acquisition, Inc., a Texas corporation, and a wholly-owned subsidiary of EXCO Holdings Inc., a Delaware corporation, was merged into EXCO Resources, Inc. (EXCO, the Company, or Resources).  EXCO Holdings Inc. (Holdings or our parent) was formed by our chairman and chief executive officer, Douglas H. Miller, and his buying group for the purpose of entering into the merger agreement. The holders of EXCO’s common stock, other than Holdings and its subsidiaries, received cash of $18.00 per share. The buyout was funded with borrowings from EXCO’s existing credit facilities of approximately $53.6 million and approximately $172.0 million of equity. The equity capital for Holdings was provided by:

• Cerberus Capital Management, L.P., or Cerberus, an investment management firm— $106.5 million in cash;

• Other institutional investors—$34.3 million in cash;

• Certain members of EXCO’s management—$10.5 million in cash and the contribution of EXCO shares; and

• Other institutional and other investors—$20.7 million in cash and the contribution of EXCO shares.

Upon completion of the merger transaction, EXCO’s common stock was delisted from trading on the NASDAQ National Market or any other exchange and EXCO’s common stock registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934 was terminated. Accordingly, earnings per share data is not shown for any of the periods subsequent to July 28, 2003.

The total purchase price for EXCO was $353.5 million representing the purchase of all outstanding common stock and stock options including the amounts contributed to Holdings by management and key employees and other investors, and liabilities assumed as detailed below and has been allocated as follows (dollars in thousands):

Purchase Price Calculations:
Payments for tendered shares including options	$195,327
Value of EXCO shares contributed by management	8,429
Value of EXCO shares contributed by other investors	17,966
Assumption of debt	130,003
Merger related costs	1,819
Total EXCO acquisition costs	$353,544
Allocation of purchase price:
Oil and natural gas properties—proved	358,111
Oil and natural gas properties—unproved	9,967
Goodwill	51,120
Other property and equipment and other assets	3,678
Current assets	36,705
Deferred income taxes (1)	(50,733)
Accounts payable and accrued expenses	(37,757)
Asset retirement obligations	(15,744)
Fair value of oil and natural gas derivatives	(1,803)
Total allocation	$353,544

(1) Represents deferred income taxes recorded at the date of the merger due to differences between the book basis and the tax basis of assets. For book purposes, we had a step-up in basis related to purchase accounting while our existing tax basis carried over.

As a result of the change in control, generally accepted accounting principles (GAAP) requires the acquisition by Holdings to be accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”.  GAAP requires the application of “push down accounting” in situations where the ownership of an entity has changed, meaning that the post-transaction financial statements of the acquired entity (i.e. EXCO) reflect the new basis of accounting in accordance with Staff Accounting Bulletin No. 54 (“SAB 54”). Accordingly, the financial statements as of December 31, 2003 and for the 156 day period then ended reflect Holdings’ stepped up basis resulting from the acquisition that has been pushed down to us. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon the respective estimated fair values at July 29, 2003 (date of acquisition). Carryover basis accounting applies for tax purposes. All financial information presented prior to July 29, 2003 represents predecessor basis of accounting.

The purchase price allocation resulted in $51.1 million of goodwill, $24.2 million in the United States geographic operating segment and $26.9 million in the Canadian geographic operating segment. None of the goodwill is deductible for income tax purposes. Furthermore, in accordance with SFAS No. 142, “Goodwill and Intangible Assets”, goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, are performed annually at the end of our fourth quarter. Losses, if any, resulting from impairment tests will be reflected in operating income in the statement of operations. Changes in the balance of goodwill from the date of acquisition to December 31, 2003 are the result of foreign currency translation adjustments for associated Canadian goodwill.

See “Note 9. Issuance of Senior Unsecured Notes and the Acquisition of North Coast Energy, Inc.” for pro forma condensed consolidated statements of operations.

2.  Basis of Presentation

EXCO Resources, Inc., a Texas corporation, was formed in 1957. Our operations consist primarily of acquiring interests in producing oil and natural gas properties located in the continental United States and Canada. We also act as the operator of some of these properties and receive overhead reimbursement fees as a result.

The accompanying consolidated balance sheets as of December 31, 2003 and March 31, 2004 and the results of operations, cash flows and comprehensive income for the three months ended March 31, 2004 are for EXCO and its subsidiaries and represent the stepped up successor basis of accounting (New EXCO).

The accompanying condensed consolidated results of operations, cash flow and comprehensive income for the three months ended March 31, 2003 are for EXCO and its subsidiaries and represent the predecessor basis of accounting (Old EXCO).  All inter-company transactions have been eliminated.

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of EXCO Resources, Inc. as of December 31, 2003 and March 31, 2004, and the results of operations, cash flow and other comprehensive income for the three month periods ended March 31, 2003 and 2004.

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. You should read these unaudited interim financial statements in conjunction with our audited financial statements and notes included in the Prospectus for our senior notes exchange offer dated April 22, 2004.

The results of operations for the interim periods are not necessarily indicative of the results we expect for the full year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock Options

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” defines a fair value based method of accounting for employee stock compensation plans, but allows for the continuation of the intrinsic value based method of accounting to measure compensation cost prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). For companies electing not to change their accounting, SFAS 123 requires pro forma disclosures of earnings and earnings per share as if the change in accounting provision of SFAS 123 has been adopted.

Old EXCO elected to continue to utilize the accounting method prescribed by APB 25, under which no compensation cost was recognized, and adopt the disclosure requirements of SFAS 123. As a result, SFAS 123 had no effect on our results of operations at March 31, 2003. Stock based compensation expense reflected in the table below for the three months ended March 31, 2003, was a result of options issued under Old EXCO’s 1998 Stock Option Plan that were issued subject to our shareholders’ approval and options that were issued to the management and key employees of Addison.

Had compensation costs for these plans been determined consistent with SFAS 123, Old EXCO’s net income and earnings per share (EPS) would have been adjusted to the following pro forma amounts (New EXCO has not issued any stock options):

		March 31, 2003
		(In thousands, except per share amounts)

Stock based compensation expense (net of taxes)	As Reported	$264
	Pro Forma	$666
Net income	As Reported	$4,349
	Pro Forma	$3,947
Basic EPS	As Reported	$.43
	Pro Forma	$.38
Diluted EPS	As Reported	$.35
	Pro Forma	$.31

3. Asset Retirement Obligations

Prior to 2003, Old EXCO provided for future site restoration costs on its Canadian oil and natural gas properties based upon management’s estimates. The costs were being recognized over the remaining life of proved reserves by a charge to depreciation, depletion and amortization in the statement of operations with a related increase in the non-current deferred abandonment liability. Actual expenditures for site restoration were charged to the deferred abandonment liability when incurred.  Old EXCO did not provide for site restoration on its U.S. properties as it estimated that salvage values would exceed the asset retirement costs.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Old EXCO adopted the new rules on asset retirement obligations on January 1, 2003, for its U.S. and Canadian operations. Application of the new rules resulted in an increase in net proved developed and undeveloped oil and natural gas properties of approximately $11.4 million, recognition of an asset retirement obligation liability of approximately $10.4 million, an increase in deferred income tax liability of approximately $690,000, and a cumulative effect of adoption that increased net income and stockholder’s equity by approximately $255,000.  The increase in net income resulting from the cumulative effect of the change in accounting increased basic earnings per share by $.04 and diluted earnings per share by $.02 for the three month period ended March 31, 2003.

The following pro forma data summarizes Old EXCO’s net income and earnings per share as if it had adopted the provisions of SFAS 143 on January 1, 2003, including an associated pro forma asset retirement obligation on that date of $7.1 million:

Three Months Ended March 31, 2003
(In thousands, expect per share amounts)

Net income, as reported	$4,349
Pro forma adjustments to reflect retroactive adoption of SFAS 143	(255)
Pro forma net income	$4,094

Earnings on common stock per share:
Basic-as reported	$.43

Basic-pro forma	$.39

Diluted-as reported	$.35

Diluted-pro forma	$.33

The following is a reconciliation of our asset retirement obligations as of March 31, 2003 and 2004 (in thousands of dollars):

	March 31
	2003	2004

Deferred abandonment costs at beginning of period	$2,176	$17,742
Cumulative effect of change in accounting principle	10,433	—
Liabilities incurred or assumed during period	120	7,883
Liabilities settled during period	(339)	(128)
Accretion of discount	295	416
Effect of foreign currency conversions	466	(101)
Asset retirement obligation at end of period	13,151	25,812
Less current portion	—	1,325
Long-term obligation	$13,151	$24,488

We have no assets that are legally restricted for purposes of settling asset retirement obligations.

4. Earnings Per Share

SFAS No. 128, “Earnings per Share”, required Old EXCO to present two calculations of earnings per common share for the three month period ended March 31, 2003.  Basic earnings per common share equals net income less preferred stock dividends divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus any dilutive common stock equivalents. Common stock equivalents are shares assumed to be issued if (1) outstanding stock options or warrants were in-the-money and exercised, and (2) the outstanding 5% convertible preferred stock was converted to common stock.

Earnings per share subsequent to July 28, 2003 (after the going private transaction) are not presented since New EXCO is wholly-owned by Holdings, our parent.

Three Months Ended March 31, 2003
(In thousands)

Weighted average number of basic shares outstanding	7,022
Effects of:
Employee and director stock options	525
Convertible preferred stock	4,997
Weighted average number of diluted shares outstanding	12,544

5. Oil and Natural Gas Properties

We have recorded oil and natural gas properties at cost using the full cost method of accounting. Under the full cost method, all costs associated with the acquisition, exploration or development of oil and natural gas properties are capitalized as part of the full cost pool.

Unproved oil and natural gas properties are excluded from the calculation of depreciation, depletion and amortization until it is determined whether or not proved reserves can be assigned to such properties. At December 31, 2003 and March 31, 2004, we had $9.2 million and $15.1 million, respectively, in unproved oil and natural gas properties.  We assess our unproved oil and natural gas properties on a quarterly basis. During the three months ended March 31, 2004, we reclassified $1.7 million from unproved oil and natural gas properties to proved oil and natural gas properties.

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

6. Geographic Operating Segment Information

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

	United States	Canada	Corporate and Other	Total
	(In thousands)

Three months ended March 31, 2003:
Oil and natural gas sales	$9,073	$17,937	$—	$27,010
Other income (loss)	(1,569)	—	(128)	(1,697)
	7,504	17,937	(128)	25,313

Production costs	4,908	3,612	—	8,520
Depreciation, depletion and amortization	2,375	2,704	—	5,079
Accretion expense	138	157	—	295
General and administrative	—	—	3,548	3,548
Interest	—	—	1,108	1,108
	7,421	6,473	4,656	18,550

Income (loss) before income taxes	83	11,464	(4,784)	6,763
Income tax expense (benefit)	28	4,730	(2,089)	2,669
Net income (loss)	$55	$6,734	$(2,695)	$4,094

Total assets	$130,946	$142,893	$—	$273,839

Three months ended March 31, 2004:
Oil and natural gas sales	$28,667	$19,067	$—	$47,734
Commodity price risk management activities	(23,562)	(3,316)	—	(26,878)
Other income	—	—	645	645
	5,105	15,751	645	21,501

Production costs	6,403	4,388	—	10,791
Depreciation, depletion and amortization	6,053	4,703	—	10,756
Accretion expense	198	218	—	416
General and administrative	—	—	4,765	4,765
Interest	—	—	8,792	8,792
	12,654	9,309	13,557	35,520

Income (loss) before income taxes	(7,549)	6,442	(12,912)	(14,019)
Income tax expense (benefit)	(2,552)	2,552	(4,953)	(4,953)
Net income (loss)	$(4,997)	$3,890	$(7,959)	$(9,066)

Total assets	$483,644	$286,624	$—	$770,268
Goodwill	$23,831	$28,854	$—	$52,685

7. Derivative Financial Instruments

In connection with the incurrence of debt related to our acquisition activities, our management has adopted a policy of entering into oil and natural gas derivative financial instruments to protect against commodity price fluctuations and to achieve a more predictable cash flow.  SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activity,” requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value.  SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results from the hedged item on the income statement.  Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.  For derivatives classified as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of any change in the fair value of a derivative designated as a hedge was immediately recognized in earnings in our predecessor basis financial statements.  Prior to July 29, 2003, all of Old EXCO’s derivative financial instruments were designated as cash flow hedges.  Beginning July 29, 2003, the date of the merger, we have not designated our derivative financial instruments as hedging instruments and, as a result, we recognize the change in the derivative’s fair value currently in earnings.

Old EXCO entered into several swap transactions during 2000 and 2001 with Enron North America Corp., an affiliate of Enron Corp. (the Enron Hedges).  On December 2, 2001, Enron Corp. and other Enron related entities, including Enron North America, filed for bankruptcy under Chapter 11 of the United States Code in the United States Bankruptcy Court in the Southern Division of New York.  We terminated all of our hedging contracts with Enron North America, effective as of December 5, 2001.  We believe that we are owed approximately $15.3 million, including settlements already due but not paid, but the exact amount of the claim will be determined pursuant to the terms of the ISDA Master Agreement.  We have valued the Enron derivative asset at $2.8 million, which represented our estimate of the fair market value of our bankruptcy claim against Enron North America, which is shown in the accompanying consolidated balance sheet in other assets.  Our estimate of the value of our bankruptcy claim was based upon informal offers that we received from third parties attempting to purchase those claims as well as management’s best estimate of the financial condition of Enron’s bankruptcy estate as determined from published reports and court filings related to the bankruptcy.  Our claim was sold to a third party in April 2004 for approximately $4.7 million.

The following table sets forth our oil and natural gas derivatives as of March 31, 2004.  The fair values at March 31, 2004 are estimated from quotes from the counterparties and represent the amount that we would expect to receive or pay to terminate the contracts at March 31, 2004.  We have the right to offset amounts we expect to receive or pay among our individual counterparties.  As a result, we have offset amounts for financial statement presentation purposes.

	Volume mmbtu/ bbls	Weighted Average Strike Price	Weighted Average Differential to NYMEX	Fair Value at March 31, 2004
	(In thousands, except prices and differentials)
Natural Gas:

Swaps:
2004	9,730	$4.62		$(13,521)
2005	15,622	4.91		(10,379)
2006	10,403	4.82		(3,574)
2007	6,387	4.60		(2,066)
2008	2,745	4.55		(505)
2009	1,825	4.51		(215)
2010	1,825	4.51		(85)
2011	1,825	4.51		(19)
2012	1,830	4.51		20
2013	1,825	4.51		44
	54,017

Floor Prices:
2004	7,920	4.04		189
2005	1,058	4.25		144
	8,978

Ceiling Prices:
2004	5,500	6.01		(3,651)
	5,500

Basis Protection Swaps:
2004	364		$(0.82)	27
	364

Total Natural Gas				(33,591)

Oil:
Swaps:
2004	561	24.25		(5,289)
2005	329	25.65		(1,668)
	890

Total Oil				(6,957)
Total Oil and Natural Gas				$(40,548)

At March 31, 2004, the average forward NYMEX oil prices per Bbl for the remainder of calendar 2004 and 2005 were $33.68 and $30.83, respectively and the average forward NYMEX natural gas price per Mmbtu for the remainder of calendar 2004 and 2005 were $5.98 and $5.61, respectively.

8.  Credit Agreements

U.S. Credit Agreement.  On January 27, 2004, our U.S. credit agreement was amended and restated to provide for borrowings up to $250.0 million with a borrowing base of $120.0 million. The amendment also provided for an extension of the U.S. credit agreement maturity date to January 27, 2007.  Upon the issuance of the $100.0 million in additional 7¼% senior notes on April 13, 2004, the U.S. credit agreement borrowing base was reduced to $95.0 million. (See “Note 12. Subsequent Event - Additional Debt Offering”).The borrowing base is currently being redetermined for the May 1, 2004 effective date, and will be redetermined each November 1 and May 1 thereafter. Our borrowing base is determined based on a number of factors including commodity prices. We use derivative financial instruments to lessen the impact of volatility in commodity prices. At March 31, 2004, we had $1,000 of outstanding indebtedness and letter of credit commitments of $275,000 and approximately $94.7 million available for borrowing. Borrowings under our amended and restated credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties including North Coast. At our election, interest on borrowings may be (i) the greater of the administrative agent’s prime rate or the federal funds effective rate plus .50% plus an applicable margin or (ii) LIBOR (London InterBank Offered Rate) plus an applicable margin. At March 31, 2004, the six month LIBOR rate was 1.16%, which would result in an interest rate of approximately 2.41% on any new indebtedness we may incur under the U.S. credit agreement.

Canadian Credit Agreement.  On January 27, 2004, our Canadian credit agreement was amended and restated to provide for borrowings up to $189.4 million with a borrowing base of approximately $105.0 million (CDN $138.6 million using the exchange rate on January 26, 2004). The amendment also provided for an extension of the Canadian credit agreement maturity date to January 27, 2007.  The issuance of the $100.0 million in additional 7¼% senior notes on April 13, 2004 did not impact the borrowing base under the Canadian credit agreement. (See “Note 12. Subsequent Event - Additional Debt Offering”). The borrowing base is currently being redetermined for the May 1, 2004 effective date, and will be redetermined each November 1 and May 1 thereafter. Our borrowing base is determined based on a number of factors including commodity prices. We use derivative financial instruments to lessen the impact of volatility in commodity prices. At March 31, 2003, we had approximately $95.5 million of outstanding indebtedness and approximately $9.5 million available for borrowing. On April 8, 2004, we borrowed approximately $5.3 million under the Canadian credit agreement to partially fund an acquisition of oil and natural gas properties. We repaid substantially all of our borrowings under the Canadian credit agreement, approximately $98.8 million, from the net proceeds of the $100.0 million in additional 7¼% senior notes on April 13, 2004.  Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and natural gas properties. At our election, interest on borrowings may be (i) the Canadian prime rate plus an applicable margin or (ii) the Banker’s Acceptance rate plus an applicable margin. At March 31, 2004, the six month Banker’s Acceptance rate was 2.07%, which would result in an interest rate of approximately 4.07% on any new indebtedness we incur under the Canadian credit agreement.

Financial Covenants and Ratios.  Our amended and restated U. S. and Canadian credit agreements contain certain financial covenants and other restrictions which require that we:

•                  maintain a ratio of our consolidated current assets to consolidated current liabilities (as defined under our credit agreements) of at least 1.0 to 1.0 at the end of any fiscal quarter;

•                  not permit our ratio of consolidated funded debt to consolidated EBITDA (as defined under our credit agreements) to be greater than (i) 4.35 to 1.00 at the end of each fiscal quarter ending prior to June 30, 2004 and (ii) 4.00 to 1.00 on June 30, 2004 and at the end of each fiscal quarter thereafter;

•                  not permit our ratio of consolidated funded debt (other than the senior notes) to consolidated EBITDA (as defined under our credit agreements) to be greater than (i) 3.25 to 1.0 at the end of each fiscal quarter ending prior to June 30, 2004 and (ii) 3.00 to 1.00 on June 30, 2004 and at the end of each fiscal quarter thereafter; and

•                  not permit our ratio of consolidated EBITDA (as defined under our credit agreements) to consolidated interest expense to be less than 2.5 to 1.0 at the end of each fiscal quarter.

Additionally, the credit agreements contain a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur additional indebtedness, restrictions on our ability to pledge assets, and prohibit the payment of dividends on our common stock.

As of March 31, 2004, we were in compliance with the covenants contained in our former U.S. and Canadian credit agreements.

Our current assets to current liabilities ratio as defined under our former credit agreements was 4.07 to 1.00 at March 31, 2004.

Our consolidated funded debt to consolidated EBITDA (as defined under our credit agreements) at March 31, 2004 as defined under our credit agreements was 3.22 to 1.00.

Our consolidated funded debt (other than the senior notes) to consolidated EBITDA (as defined under our credit agreements) at March 31, 2004 as defined under our credit agreements was 0.69 to 1.00.

At March 31, 2004, our consolidated EBITDA (as defined under our former credit agreements) to consolidated interest expense was 4.33 to 1.00.

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

9.  Issuance of Senior Unsecured Notes and the Acquisition of North Coast Energy, Inc.

On November 26, 2003, we entered into the North Coast Acquisition Agreement, as amended and restated on December 4, 2003 to acquire all of the issued and outstanding stock of North Coast pursuant to a tender offer and merger.  We acquired all of the outstanding common stock, options and warrants of North Coast on January 27, 2004 for a purchase price of $167.8 million and we assumed $57.0 million of North Coast’s outstanding indebtedness.  As a result, on January 27, 2004, North Coast became a wholly-owned subsidiary and established a new core operating area for us in the Appalachian Basin.  We have accounted for the North Coast acquisition using the purchase method of accounting and have consolidated its operations effective January 27, 2004.

On January 20, 2004, we completed the private placement of $350.0 million aggregate principal amount of 7 ¼% Senior Notes due 2011 pursuant to Rule 144A and Regulation S under the Securities Act at a price of 100% of the principal amount.  The net proceeds of the offering were used to acquire North Coast, pay down debt under our credit facilities and North Coast’s credit facility, repay our senior term loan in full and pay fees and expenses associated with those transactions.

Interest is payable on the senior notes semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2004. The senior notes mature on January 15, 2011. Prior to January 15, 2007, we may redeem all, but not less than all, of the senior notes in cash at a redemption price equal to 100% of the principal amount of the notes plus a premium. We may redeem some or all of the senior notes beginning on January 15, 2007 for the redemption price set forth in the notes. If a change of control occurs, subject to certain conditions, we must offer holders of the notes an opportunity to sell us their notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of the purchase.

The indenture governing the senior notes contains covenants which limit our ability and the ability of certain of our subsidiaries to:

•                  Incur or guarantee additional debt and issue certain types of preferred stock;

•                  Pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated debt;

•                  Make investments;

•                  Create liens on our assets;

•                  Enter into sale/leaseback transactions;

•                  Create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;

•                  Engage in transactions with our affiliates;

•                  Transfer or issue shares of stock of subsidiaries;

•                  Transfer or sell assets; and

•                  Consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries.

As required by the registration rights agreements we entered into in conjunction with the sale of the senior notes, we are offering to exchange the senior notes for a new issue of substantially identical notes registered under the Securities Act.  The exchange offer expires on May 28, 2004.  We have also agreed to file a shelf registration statement to cover resales of the notes under certain circumstances.

Concurrent with the issuance of the senior notes, we wrote-off $938,000 of costs incurred in January 2004 to secure bridge loan financing which was not utilized upon issuance of the senior notes and deferred financing costs of approximately $726,000 related to the senior term loan, which was retired with the proceeds of the senior notes.

The total purchase price for North Coast was $225.5 million representing the purchase of all outstanding common stock and liabilities assumed as detailed below and has been allocated as follows (dollars in thousands):

Purchase Price Calculations:
Payments for tendered shares including options and warrants	$167,781
Assumption of debt including interest	57,149
Merger related costs	554
Total North Coast acquisition costs (before cash acquired)	$225,484

Allocation of purchase price:
Oil and natural gas properties – proved	$192,946
Oil and natural gas properties – unproved	7,258
Gas gathering assets and other equipment	21,454
Cash	10,429
Other assets	22
Deferred income tax asset	942
Other current assets	11,080
Accounts payable and accrued expenses	(10,462)
Asset retirement obligations	(5,639)
Liabilities from commodity price risk management activities	(2,546)
Total Allocation	$225,484

The following unaudited pro forma condensed consolidated statements of operations for the three months ended March 31, 2003 and 2004 have been derived from our unaudited consolidated statement of operations for the three months ended March 31, 2003 and 2004 and North Coast’s unaudited consolidated financial statements for the quarter ended March 31, 2003 and the 27 day period from January 1 to January 27, 2004.  The pro forma statements of operations give effect to the following events as if each occurred on January 1 of each respective year.

•                  Our going private transaction, which occurred on July 29, 2003.  See ”Note 1. The Merger”.

•                  Our acquisition of North Coast for a purchase price of approximately $225.5 million. The North Coast acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Accordingly, EXCO’s historical financial statements reflect the allocation of the purchase price to the underlying assets and liabilities based upon their estimated fair values. For tax purposes we also received a step up in tax basis equal to the purchase price.

•                  Adjustments to conform North Coast’s historical accounting policies related to oil and natural gas properties from successful efforts to full cost accounting.

•                  The issuance of $350.0 million in senior notes.

•                  The assumption of North Coast’s debt and repayment of our and North Coast’s credit facilities.

•                  The payment of our related fees and expenses.

The pro forma information presented herein does not purport to be indicative of the financial position or results of operations that would have actually occurred had the events discussed above occurred on the dates indicated or which may occur in the future.

	EXCO Historical	North Coast Historical			Pro Forma
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2003	Adjustments for the Transactions		Three Months Ended March 31, 2003
	(Dollars in thousands)

Revenues and other income:
Oil and natural gas	$27,010	$13,048	$—		$40,058
Commodity price risk management activities	—	—	—		—
Well operating, gathering and other	—	1,334	(1,334	)(b)	—
Other income (expense)	(1,697)	111	11	(b)	(1,575)
Total revenues and other income	25,313	14,493	(1,323)		38,483
Costs and expenses:
Oil and natural gas production	8,520	2,580	(317	)(b)	10,783
Well operating, gathering and other	—	1,006	(1,006	)(b)	—
Exploration expense	—	522	(522	)(c)	—
Depreciation, depletion and amortization	5,079	2,210	3,929	(d)	11,218
Accretion of asset retirement obligations	295	—	85	(e)	380
General and administrative	3,548	1,289	1,249	(f)	6,086
Interest	1,108	713	5,832	(h)	7,653
Total costs and expenses	18,550	8,320	9,250		36,120
Income (loss) before income taxes	6,763	6,173	(10,573)		2,363
Income tax expense (benefit)	2,669	2,168	(3,771	)(i)	1,066
Net income (loss)	$4,094	$4,005	$(6,802)		$1,297

	EXCO Historical	North Coast Historical			Pro Forma
	Three Months Ended March 31, 2004	27 Day Period from January 1 to January 27, 2004 (a)	Adjustments for the Transaction		Three Months Ended March 31, 2004
	(Dollars in thousands)
Revenues and other income:
Oil and natural gas	$47,734	$6,540	$—		$54,274
Commodity price risk management activities	(26,878)	—	—		(26,878)
Well operating, gathering and other	—	490	(490	)(b)	—
Other income (expense)	645	150	20	(b)	815
Total revenues and other income	21,501	7,180	(470)		28,211
Costs and expenses:
Oil and natural gas production	10,791	878	(108	)(b)	11,561
Well operating, gathering and other	—	362	(362	)(b)	—
Exploration expense	—	200	(200	)(c)	—
Depreciation, depletion and amortization	10,756	851	473	(d)	12,080
Accretion of asset retirement obligations	416	—	30	(e)	446
General and administrative	4,765	11,535	(11,021	)(g)	5,279
Interest	8,792	186	934	(h)	9,912
Total costs and expenses	35,520	14,012	(10,254)		39,278
Income (loss) before income taxes	(14,019)	(6,832)	9,784		(11,067)
Income tax expense (benefit)	(4,953)	(2,448)	3,664	(i)	(3,737)
Net income (loss)	$(9,066)	$(4,384)	$6,120		$(7,330)

(a)	Represents historical information for North Coast for the 27 day period from January 1 to January 27, 2004.

(b)	Represents reclassifications to conform to EXCO’s presentation.

(c)	Represents the adjustment to capitalize exploration expense as required under the full-cost method of accounting employed by EXCO.

(d)

Represents increased depreciation, depletion and amortization primarily relating to the step up in basis of oil and natural gas properties associated with the purchase price allocation for the North Coast transaction as if it occurred on January 1, 2003.

(e)

Represents additional accretion charges resulting from the revaluation of fair value based upon EXCO management’s assessment of certain factors as they relate to North Coast’s asset retirement obligation.

(f)	Represents third party costs incurred by EXCO directly related to the going private transaction and additional contractual management compensation resulting from the going private transaction.

(g)

Represents transaction costs incurred by North Coast and expensed during the 27 day period from January 1 to January 27, 2004 primarily related to investment banking fees, employee bonus and severance payments and other costs incurred in connection with the acquisition of North Coast by EXCO.

(h)

Represents the additional interest expense that would have resulted had the $350.0 million of 7 ¼% senior notes due 2011 been issued on January 1, 2004 net of the reduction in interest expense relating to the repayment of outstanding debt under the bank credit agreements and the senior term loan occurred on January 1, 2004.

(i)	Represents the income tax effect of the pro forma adjustments and adjustment of North Coast’s historical rate to approximate EXCO’s U.S. tax rate.

10.   Acquisitions and Dispositions

Transactions, other than North Coast, that occurred during the three months ended March 31, 2004

During the three months ended March 31, 2004, we completed five oil and natural gas property acquisitions in Canada and one in the United States.  Estimated total proved reserves net to our interest from these acquisitions included approximately 530.3 Mbbls of oil and NGLs and 7,233.0 Mmcf of natural gas.  The total purchase price for the acquisitions was approximately $11.0 million funded with borrowings under our Canadian credit agreement and from surplus cash.

During the three months ended March 31, 2004, we completed three sales of oil and natural gas properties in the United States.  As of January 1, 2004, estimated total proved reserves net to our interest from these properties included approximately 92.6 Mbbls of oil and NGLs and 4,928.3 Mmcf of natural gas.  The total sales proceeds we received were approximately $6.6 million.  During the first quarter of 2003, we recorded revenue of approximately $731,000, oil and natural gas production costs of $134,000 and depletion expense of $98,000 on these properties.  During the first quarter of 2004, we recorded revenue of approximately $297,000, oil and natural gas production costs of $92,000 and depletion expense of $65,000 on these properties.

Transactions that occurred during the three months ended March 31, 2003

During the three months ended March 31, 2003, we completed two oil and natural gas property acquisitions, one in Canada and one in the United States. Estimated total proved reserves net to our interest from these acquisitions included approximately 196.0 Mbbls of oil and NGLs and 3,700 Mmcf of natural gas.  The total purchase price for the acquisitions was approximately $5.5 million funded with borrowings under our Canadian credit agreement and from surplus cash. In addition, we have also completed ten smaller acquisitions during this period for consideration that totaled approximately $600,000.

During the first three months of 2003, we sold six oil and natural gas properties in the United States. As of January 1, 2003, estimated total proved reserves net to our interest from these properties included approximately 565.0 Mbbls of oil and NGLs and 192.0 Mmcf of natural gas. The total sales proceeds we received were approximately $3.1 million.  During the first quarter of 2003, we recorded revenues of approximately $130,000, oil and natural gas production costs of $40,000 and depletion expense of $20,000.

11.   Consolidating Financial Statements

Set forth below are condensed consolidating financial statements of EXCO, the guarantor subsidiaries and the non-guarantor subsidiary.  The senior unsecured notes are jointly and severally guaranteed by our current and some of our future subsidiaries in the United States (referred to as Guarantor Subsidiaries).  Addison is not a guarantor of the senior unsecured notes.  Instead, the notes are secured, subject to specified permitted liens and except as described below, by a second-priority security interest in 65% of the capital stock of Addison.  This share pledge is limited such that, at any time, the aggregate par value, book value as carried by us or market value (whichever is greatest) of such pledged capital stock is not equal to or greater than 20% of then outstanding aggregate principal amount of the notes.  The notes are also secured by a second-priority security interest in 100% of the capital stock of Taurus Acquisition, Inc.

The following financial information presents consolidating financial statements, which include:

•                  Resources;

•                  the guarantor subsidiaries on a combined basis;

•                  the non-guarantor subsidiary;

•                  elimination entries necessary to consolidate Resources, the guarantor subsidiaries and the non-guarantor subsidiary; and

•                  the Company on a consolidated basis.

Taurus Acquisition, Inc., EXCO Investment I, LLC and EXCO Investment II, LLC are guarantors of the senior unsecured notes.  These companies have no material operations and, accordingly, these companies have been omitted from the guarantor financial information.  Investments in subsidiaries are accounted for using the equity method of accounting.  The financial information for the guarantor and non-guarantor subsidiaries is presented on a combined basis.  The elimination entries primarily eliminate investment in subsidiaries and intercompany balances and transactions.  As of January 27, 2004, North Coast Energy, Inc. and North Coast Energy Eastern, Inc. became guarantors of the senior unsecured notes.

EXCO RESOURCES, INC.

CONSOLIDATING BALANCE SHEET (Unaudited)

December 31, 2003

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$3,372	$—	$3,961	$—	$7,333
Other current assets	10,262	—	13,974	—	24,236
Total current assets	13,634	—	17,935	—	31,569
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	2,598	—	6,597	—	9,195
Proved developed and undeveloped oil and natural gas properties	102,955	84,416	229,308	—	416,679
Allowance for depreciation, depletion and amortization	(3,091)	(2,162)	(6,678)	—	(11,931)
Oil and natural gas properties, net	102,462	82,254	229,227	—	413,943
Office and field equipment, net	811	—	290	—	1,101
Goodwill	24,218	—	29,128	—	53,346
Investments in and advances to affiliates	184,520	12,895	—	(197,369)	46
Other assets, net	4,498	—	527	—	5,025

Total assets	$330,143	$95,149	$277,107	$(197,369)	$505,030

Liabilities and Stockholder’s Equity
Current liabilities	$25,644	$—	$19,544	$—	$45,188
Long-term debt	99,470	—	108,481	—	207,951
Deferred income taxes	12,139	—	33,760	—	45,899
Other liabilities	9,021	1,527	11,575	—	22,123
Payable to parent	—	—	48,927	(48,927)	—
Commitments and contingencies	—	—	—	—	—
Stockholder's equity	183,869	93,622	54,820	(148,442)	183,869
Total liabilities and stockholder’s equity	$330,143	$95,149	$277,107	$(197,369)	$505,030

EXCO RESOURCES, INC.

CONSOLIDATING BALANCE SHEET (Unaudited)

March 31, 2004

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$14,445	$9,565	$4,637	$—	$28,647
Other current assets	9,238	7,589	12,335	—	29,162
Total current assets	23,683	17,154	16,972	—	57,809
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	2,598	7,258	5,201	—	15,057
Proved developed and undeveloped oil and natural gas properties	100,337	283,304	246,278	—	629,919
Allowance for depreciation, depletion and amortization	(4,821)	(6,091)	(11,327)	—	(22,239)
Oil and natural gas properties, net	98,114	284,471	240,152	—	622,737
Gas gathering, office and field equipment, net	1,140	21,589	304	—	23,033
Goodwill	23,831	—	28,854	—	52,685
Investments in and advances to affiliates	424,434	16,739	—	(441,114)	59
Other assets, net	13,581	22	342	—	13,945
Total assets	$584,783	$339,975	$286,624	$(441,114)	$770,268

Liabilities and Stockholder’s Equity
Current liabilities	$39,437	$11,564	$23,934	$—	$74,935
Long-term debt	350,001	—	95,471	—	445,472
Deferred income taxes	3,624	867	32,884	—	37,375
Other liabilities	17,913	7,333	13,432	—	38,678
Payable to parent	—	52,133	64,367	(116,500)	—
Commitments and contingencies	—	—	—	—	—
Stockholder's equity	173,808	268,078	56,536	(324,614)	173,808
Total liabilities and stockholder’s equity	$584,783	$339,975	$286,624	$(441,114)	$770,268

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2003

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues:
Oil and natural gas sales	$3,067	$6,006	$17,937	$—	$27,010
Other income (loss)	(1,729)	—	32	—	(1,697)
Equity in earnings of subsidiaries	11,104	—	—	(11,104)	—
Total revenues and other income	12,442	6,006	17,969	(11,104)	25,313
Costs and expenses:
Oil and natural gas production	3,382	1,526	3,612	—	8,520
Depreciation, depletion and amortization	1,495	880	2,704	—	5,079
Accretion of discount on asset retirement obligations	81	57	157	—	295
General and administrative	2,274	—	1,274	—	3,548
Interest	300	—	808	—	1,108
Total costs and expenses	7,532	2,463	8,555	—	18,550
Income before income taxes	4,910	3,543	9,414	(11,104)	6,763
Income tax expense	—	—	2,669	—	2,669
Income before cumulative effect of change in accounting principle	4,910	3,543	6,745	(11,104)	4,094
Cumulative effect of change in accounting principle, net of income taxes	(561)	—	816	—	255
Net income	$4,349	$3,543	$7,561	$(11,104)	$4,349

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2004

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues:
Oil and natural gas sales	$10,595	$18,072	$19,067	$—	$47,734
Commodity price risk management activities	(21,576)	(1,986)	(3,316)	—	(26,878)
Other income (loss)	1,036	144	179	(714)	645
Equity in earnings of subsidiaries	8,348	—	—	(8,348)	—
Total revenues and other income	(1,597)	16,230	15,930	(9,062)	21,501
Costs and expenses:
Oil and natural gas production	3,630	2,773	4,388	—	10,791
Depreciation, depletion and amortization	1,975	4,078	4,703	—	10,756
Accretion of discount on asset retirement obligations	101	97	218	—	416
General and administrative	2,590	718	1,457	—	4,765
Interest	7,549	774	1,183	(714)	8,792
Total costs and expenses	15,845	8,440	11,949	(714)	35,520
Income (loss) before income taxes	(17,442)	7,790	3,981	(8,348)	(14,019)
Income tax expense (benefit)	(8,376)	1,671	1,752	—	(4,953)
Net income (loss)	$(9,066)	$6,119	$2,229	$(8,348)	$(9,066)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW (Unaudited)

For the Three Month Period Ended March 31, 2003

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided (used) by operating activities	$(868)	$4,480	$4,953	$—	8,565
Investing Activities:
Additions to oil and natural gas property and equipment	(2,569)	(658)	(11,147)	—	(14,374)
Proceeds from dispositions of property and equipment	3,050	—	—	—	3,050
Advances/investments with affiliates	3,318	(3,822)	504	—	—
Other investing activities	(1)	—	(31)	—	(32)
Net cash provided (used) in investing activities	3,798	(4,480)	(10,674)	—	(11,356)
Financing Activities:
Proceeds from long-term debt	7,500	—	8,577	—	16,077
Payments on long-term debt	(8,000)	—	(2,711)	—	(10,711)
Deferred financing costs	(533)	—	(439)	—	(972)
Other financing activities	(1,313)	—	—	—	(1,313)
Net cash provided (used) by financing activities	(2,346)	—	5,427	—	3,081
Net increase (decrease) in cash	584		(294)	—	290
Effect of exchange rates on cash and cash equivalents	—	—	6	—	6
Cash at beginning of period	1,867	—	75	—	1,942
Cash at end of period	$2,451	$—	$(213)	$—	$2,238

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW (Unaudited)

For the Three Month Period Ended March 31, 2004

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided by operating activities	$1,375	$14,012	$13,679	$—	$29,066
Investing Activities:
Additions to oil and natural gas property and equipment	(4,387)	(6,292)	(16,869)	—	(27,548)
Acquisition of North Coast Energy, Inc	(225,484)	10,429	—	—	(215,055)
Proceeds from dispositions of property and equipment	6,846	—	—	—	6,846
Other investing activities	781	—	(15)	—	766
Net cash used in investing activities	(222,244)	4,137	(16,884)	—	(234,991)
Financing Activities:
Proceeds from note payable and long-term debt	357,101	—	—	—	357,101
Payments on long-term debt	(106,570)	—	(11,899)	—	(118,469)
Advances/investments with affiliates	(7,376)	(8,584)	15,947	—	(13)
Deferred financing costs	(11,213)	(8,584)	(6)	—	(11,219)
Net cash provided (used) by financing activities	231,942	(8,584)	4,042	—	227,400
Net increase in cash	11,073	9,565	837	—	21,475
Effect of exchange rates on cash and cash equivalents	—	—	(161)	—	(161)
Cash at beginning of period	3,372	—	3,961	—	7,333
Cash at end of period	$14,445	$9,565	$4,637	$—	$28,647

12.  Subsequent Event – Additional Debt Offering

On April 13, 2004, we completed a private placement of an additional $100.0 million aggregate principal amount of 7 ¼% Senior Notes Due 2011 pursuant to Rule 144A, having the same terms and governed by the same indenture as the notes issued on January 20, 2004.  The notes issued on April 13, 2004 were issued at a price of 103.25% of the principal amount plus interest accrued since January 20, 2004.  The net proceeds of the April 13, 2004 offering were used to repay substantially all of our Canadian debt and pay fees and expenses associated therewith.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this report regarding our future financial and operating performance and results, business strategy and market prices and future hedging activities, and other statements, including, in particular, statements about our plans and forecasts that are not historical facts are forward-looking statements, as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among these forward-looking statements are statements regarding our anticipated performance in the year 2004, specifically statements relating to our production, production costs, depreciation, depletion and amortization expense, general and administrative expenses, interest expense, and capital expenditures. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of results of operations or of our financial conditions, and/or state other “forward-looking” information. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. These statements are not guarantees of future performance and involve risks and uncertainties that could cause our actual results to differ, perhaps materially, from our expectations in this report, including, but not limited to:

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

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. You are cautioned not to place undue reliance on a forward-looking statement. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this Quarterly Report, and the risk factors included in the Prospectus for our senior notes exchange offer dated April 22, 2004.

Overview

We are an independent energy company engaged in the acquisition, exploration, development and exploitation of oil and natural gas properties in the United States and Canada. From January 1, 2001 to March 31, 2004, we have spent in excess of $425 million on property and corporate acquisitions. Further, on July 29, 2003, we completed a “going private” transaction that resulted in all of our outstanding common stock being acquired by EXCO Holdings Inc., a holding company owned by certain members of our management and several institutional and other investors. This transaction resulted in a change in the valuation of our assets and liabilities.  On January 27, 2004, we acquired all of the outstanding common stock of North Coast Energy, Inc. (North Coast) for a purchase price of approximately $225.5 million, including the assumption of $57.0 million in outstanding bank debt. Our strategy is to continue to grow primarily through the acquisition of proved oil and natural gas reserves and, to the extent possible, through the exploitation and development of these properties. We funded the acquisition of North Coast through the issuance on January 20, 2004 of $350.0 million in 7¼% senior notes due January 15, 2011. Additionally, on April 13, 2004, we completed a private placement of an additional $100.0 million aggregate principal amount of 7¼% senior notes due January 15, 2011 having the same terms and governed by the same indenture as the notes issued on January 20, 2004.  The notes issued on April 13, 2004 were issued at a price of 103.25% of the principal amount plus interest accrued since January 20, 2004. We used approximately $98.8 million of the proceeds from this offering to repay substantially all of the indebtedness outstanding under our Canadian credit agreement. We expect to continue to use debt, primarily under our bank credit agreements, to make future acquisitions. We also expect to enter into new derivative financial instruments to reduce our exposure to changes in the prices of oil and natural gas.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the most critical accounting principles used in the preparation of our consolidated financial statements. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to our Proved Reserves, derivatives accounting, functional currency assessment, deferred tax asset valuations and our choice of accounting method for oil and natural gas properties.

We prepared our condensed consolidated financial statements for inclusion in this report in accordance with accounting principles that are generally accepted in the United States, or GAAP. GAAP represents a comprehensive set of accounting and disclosure rules and requirements, and applying these rules and requirements requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. Effective July 29, 2003, in connection with the going private transaction, we discontinued hedge accounting for derivative financial instruments. See “—Accounting for Derivatives” for a discussion of this change. The following is a discussion of our most critical accounting policies, judgments and uncertainties that are inherent in our application of GAAP.

Estimates of Proved Reserves

The Proved Reserves data included in the Prospectus, dated April 22, 2004, for our senior notes exchange offer was prepared in accordance with SEC guidelines.  The Proved Reserve data was based upon estimates prepared by our independent petroleum engineers.  The accuracy of a reserve estimate is a function of:

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

Proved Reserves materially impact depletion expense. If the Proved Reserves decline, then the rate at which we record depletion expense increases, reducing net income. A decline in the estimate of Proved Reserves may result from lower market prices, and a decline may make it uneconomical to drill or produce from higher cost fields. In addition, the decline in Proved Reserves may impact the outcome of our assessment of our oil and natural gas properties for impairment.

Accounting for Derivatives

We engage in commodity price risk management activities to protect against commodity price fluctuations and in connection with the incurrence of debt related to our acquisition activities. In connection with the incurrence of debt related to our acquisition activities, our objective in entering into these commodity price risk management transactions is to manage price fluctuations and achieve a more predictable cash flow to fund our development and acquisition activities. These derivatives are not held for trading purposes.

Prior to July 29, 2003, when entering into hedging transactions, we formally documented all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. The process included linking all derivatives that were designated as cash flow hedges to forecasted transactions. We also formally assessed, both at the hedge’s inception and on an ongoing basis, whether the derivatives that were used in hedging transactions were highly effective in offsetting changes in cash flows of hedged items. When it was determined that a derivative was not highly effective as a hedge or that it ceased to be a highly effective hedge, we discontinued hedge accounting prospectively. Under hedge accounting, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings and the ineffective portion of any change in fair value of a derivative designated as a hedge is immediately recognized in earnings.

Effective July 29, 2003, in connection with the going private transaction, we discontinued hedge accounting for all existing derivatives. Currently, we do not designate derivative transactions as hedges for accounting purposes; accordingly, changes in the fair value of derivative financial instruments, including interest rate swaps, will be recognized currently in our statement of operations.

Assessments of Functional Currencies

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

Deferred Tax Asset Valuations

We periodically assess the probability of recovering recorded deferred tax assets based on our assessment of future earnings outlook by tax jurisdiction. These estimates are inherently imprecise because we make many assumptions in the assessment process. For the three months ended March 31, 2003 (predecessor basis), our net deferred tax asset in the U.S. was fully reserved due to the uncertainty of the realization of such benefits. Effective with the going private transaction, as of July 29, 2003, EXCO (successor basis) is now in a deferred tax liability position in the U.S. due to the step-up in basis for book purposes related to purchase accounting and the carryover of tax basis. Accordingly, no valuation allowance relating to deferred tax assets was recognized in our purchase price allocation except for a valuation allowance of approximately $2.6 million for net operating loss carryforwards that are subject to limitations and are expected to expire before being utilized.

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

Goodwill

As a result of a change in control, the going private transaction has been accounted for using the purchase method of accounting pursuant to SFAS No. 141, “Accounting for Business Combinations.” As a result, EXCO Holdings’ cost of acquiring EXCO has been allocated to the assets and liabilities acquired based upon estimated fair values. Under applicable generally accepted accounting principles, the new basis of accounting for EXCO Holdings is “pushed down” to the subsidiary company, EXCO. Therefore, EXCO’s financial position and operating results subsequent to July 28, 2003 reflect a new basis of accounting and are not comparable to prior periods. In addition, tax basis carried over from the formerly public company as a result of the merger. The going private purchase price has been allocated to the assets acquired and liabilities assumed according to the estimated fair values. The purchase price allocation resulted in $51.1 million of goodwill being recorded, $24.2 million in the United States geographic operating segment and $26.9 million in the Canadian geographic operating segment. Changes in the balance of goodwill from the date of acquisition to March 31, 2004 are the result of sales of oil and natural gas properties in the United States and foreign currency translation adjustments for associated Canadian goodwill. None of the goodwill is currently deductible for income tax purposes. Furthermore, in accordance with SFAS No. 142, “Goodwill and Intangible Assets,” goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, are performed annually at the end of our fourth quarter. Losses, if any, resulting from impairment tests will be reflected in operating income in the statement of operations. There was no goodwill recorded as a result of the North Coast acquisition.

Asset Retirement Obligations

Prior to 2003, we provided for future site restoration costs on our Canadian oil and natural gas properties based upon management’s estimates. The costs were being recognized over the remaining life of Proved Reserves by a charge to depreciation, depletion and amortization in the statement of operations with a related increase in the non-current deferred abandonment liability. Actual expenditures for site restoration were charged to the deferred abandonment liability when incurred. We did not provide for site restoration costs on our U.S. properties as we estimated that salvage values would exceed the asset retirement costs.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. We adopted the new rules on asset retirement obligations on January 1, 2003, for both our U.S. and Canadian operations. Application of the new rules resulted in an increase in net proved developed and undeveloped oil and natural gas properties of approximately $11.4 million, recognition of an asset retirement obligation liability of approximately $10.4 million, an increase in deferred income tax liability of approximately $690,000 and a cumulative effect of adoption that increased net income and stockholder’s equity by approximately $255,000.

Accounting for Income Taxes

Income taxes are provided based upon the liability method of accounting. Deferred taxes are recorded to reflect the tax benefit and consequences of future years differences between the tax bases of assets and liabilities and their financial reporting basis. We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We generally consider the earnings of Addison, our Canadian subsidiary, to be permanently reinvested for use in those operations and, consequently, deferred federal income taxes, net of applicable foreign tax credits, are not provided on the undistributed earnings of Addison that are to be so reinvested.

Recently Issued Accounting Standards

SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets,” were issued in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS No. 141 requires companies to disaggregate and report goodwill separately from other intangible assets. SFAS No. 142 established new guidelines for accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets are not amortized but rather are reviewed annually for impairment.

One interpretation relating to these standards is that oil and natural gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds should be classified separately from oil and natural gas properties, as intangible assets on the balance sheet, and the disclosures required by SFAS No. 141 and No. 142 relating to intangibles would be included in the notes to financial statements. On May 3, 2004, the FASB issued an amendment to SFAS No. 141 and No. 142 to clarify and state that oil and natural gas mineral rights held under lease and other contractual arrangements should not be treated as intangible assets. Our balance sheet presentation of these assets conforms to the FASB amendment.

Our Results of Operations

The following is a discussion of our financial condition and results of operations for the three month periods ended March 31, 2003 and 2004.

The comparability of our results of operations from period to period is impacted by:

•                  the acquisition of North Coast on January 27, 2004;

•                  property acquisitions and, to a lesser degree, property dispositions that have occurred during the periods presented;

•                  significant changes in the amount of our long-term debt including the issuance of our $350.0 million 7 ¼% senior notes on January 20, 2004;

•                  significant fluctuations in the prices received for oil and natural gas sales;

•                  the “going private” transaction that occurred on July 29, 2003 and the resulting step-up in basis reflecting the purchase price, and

•     the discontinued use of hedge accounting for all existing derivatives, effective July 29, 2003.

General

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

Accordingly, in light of the many uncertainties affecting the supply and demand for oil, natural gas and refined petroleum products, we cannot accurately predict the prices or marketability of the oil, natural gas or NGLs from any producing well in which we have or may acquire an interest.

United States

We produce oil, natural gas and NGLs. We do not refine or process the oil we produce. With the exception of our Black Lake Field in Louisiana, we do not process a significant portion of the natural gas or NGLs we produce. At the Black Lake Field we operate a natural gas processing plant that is 100% dedicated to production from the field.

We sell the majority of the oil we produce under short-term contracts using market sensitive pricing. The majority of our contracts are based on NYMEX pricing, which is typically calculated as the average of the daily closing prices of oil to be delivered one month in the future. We also sell a portion of our oil at F.O.B. field prices posted by the principal purchaser of oil where our producing properties are located. Our sales contracts are of a type common within the industry, and we usually negotiate a separate contract for each property. Generally, we sell our oil to purchasers and refiners near the areas of our producing properties.

We sell the majority of our natural gas under short-term contracts using market sensitive pricing. Our sales contracts are of a type common within the industry, and we frequently negotiate a separate contract for each property. We sell our natural gas to transmission and utility companies that have pipelines in the vicinity of our producing properties, to companies that will construct pipelines to our properties or to third party natural gas marketing companies.

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

We cannot assure you that we will be able to market all the oil, natural gas or NGLs we produce. If our oil, natural gas or NGLs can be marketed, we cannot assure you that we can negotiate favorable price and contractual terms. Changes in oil or natural gas prices may significantly affect our revenues, cash flows, the value of our oil and natural gas properties and the estimates of recoverable oil, natural gas and NGLs contained in our properties. Further, significant declines in the prices of oil or natural gas may have a material adverse effect on our business and on our financial condition.

We engage in oil and natural gas production activities in geographic regions where, from time to time, the supply of oil or natural gas available for delivery exceeds the demand. In this situation, companies purchasing oil or natural gas in these areas reduce the amount of oil or natural gas that they purchase from us. If we cannot locate other buyers for our production or for any of our newly discovered oil or natural gas reserves, we may shut-in our oil or natural gas wells for periods of time. If this occurs, we may incur additional payment obligations under our oil and natural gas leases and, under certain circumstances, the oil and natural gas leases might be terminated.

Canada

The majority of our Canadian oil is ultimately sold to Plains Marketing Canada, L.P. at market sensitive prices less applicable tariffs, trucking and quality adjustments.

At March 31, 2004, we were selling approximately 12,500 Mmbtus of our Canadian natural gas per day to a purchaser at market sensitive prices. The remainder of our Canadian natural gas is sold to various purchasers at market sensitive prices.

Our NGLs are sold primarily to two different buyers under contracts which provide for index pricing less transportation and fractionation fees.

Revenues

The following tables present our oil and natural gas revenues (before commodity price risk management activities), production and average unit sales price for the three month periods ended March 31, 2003 and 2004.  For the three month period ended March 31, 2003, cash settlements of hedge transactions are included in oil and natural gas revenues in the condensed consolidated statement of operations.  Those settlements are not reflected in the revenue amounts shown below.  The table also shows the changes in these amounts between periods.

	Three months ended March 31,		Quarter to quarter change
	2003	2004	2003-2004
	(Unaudited, in thousands)
Oil and natural gas revenues before commodity price risk management activities:
Oil revenues:
EXCO	$6,819	$5,638	$(1,181)
North Coast	—	618	618
Total U.S.	6,819	6,256	(563)
Canada	3,639	3,563	(76)
Total	$10,458	$9,819	$(639)

Natural gas revenues:
EXCO	$9,585	$10,281	$696
North Coast	—	11,732	11,732
Total U.S.	9,585	22,013	12,428
Canada	11,939	12,209	270
Total	$21,524	$34,222	$12,698

Natural gas liquids revenues:
EXCO	$377	$398	$21
North Coast	—	—	—
Total U.S.	377	398	21
Canada	2,358	3,295	937
Total	$2,735	$3,693	$958

Total oil and natural gas revenues:
EXCO	$16,781	$16,317	$(464)
North Coast	—	12,350	12,350
Total U.S.	16,781	28,667	11,886
Canada	17,936	19,067	1,131
Total	$34,717	$47,734	$13,017

	Three months ended March 31,		Quarter to quarter change
	2003	2004	2003-2004
Production:
Oil (Mbbls):
EXCO	212	169	(43)
North Coast	—	20	20
Total U.S.	212	189	(23)
Canada	111	115	4
Total	323	304	(19)

Natural gas (Mmcf):
EXCO	1,899	2,088	189
North Coast	—	2,009	2,009
Total U.S.	1,899	4,097	2,198
Canada	2,133	2,360	227
Total	4,032	6,457	2,425

Natural gas liquids (Mbbls):
EXCO	15	15	—
North Coast	—	—	—
Total U.S.	15	15	—
Canada	83	143	60
Total	98	158	60

Total production (Mmcfe):
EXCO	3,259	3,191	(68)
North Coast	—	2,129	2,129
Total U.S.	3,259	5,317	2,061
Canada	3,295	3,908	613
Total	6,554	9,225	2,674

	Three months ended March 31,		Quarter to quarter change
	2003	2004	2003-2004
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl):
EXCO	$32.18	$33.35	$1.17
North Coast	—	31.59	31.59
Total U.S.	32.18	33.16	0.98
Canada	32.81	30.96	(1.85)
Total	32.39	32.33	(0.06)
Natural gas (per Mcf):
EXCO	$5.05	$4.92	$(0.13)
North Coast	—	5.84	5.84
Total U.S.	5.05	5.37	0.32
Canada	5.60	5.17	(0.43)
Total	5.34	5.30	(0.04)
Natural gas liquids (per Bbl):
EXCO	$25.63	$27.03	$1.40
North Coast	—	—	—
Total U.S.	25.63	27.03	1.40
Canada	28.46	22.97	(5.49)
Total	28.04	23.35	(4.69)
Total production (per Mcfe):
EXCO	$5.15	$5.11	$(0.04)
North Coast	—	5.81	5.81
Total U.S.	5.15	5.39	0.24
Canada	5.44	4.88	(0.56)
Total	5.30	5.17	(0.13)

Our revenues from the sale of oil, natural gas and NGLs, before cash settlements of derivative financial instruments, for the three months ended March 31, 2004 increased by $13 million, or 37%, over the three months ended March 31, 2003 primarily due to the acquisition of North Coast. Oil and natural gas revenues for North Coast for the period from January 27, 2004 to March 31, 2004 were $12.4 million.  The increase in revenue was also due to a 10% increase in natural gas production volumes, excluding North Coast. This increase in production volumes is due primarily to favorable results from development drilling activity in Canada and the completion in January 2004 of our Miami Corp. 35-1 sidetrack well.   Prices for oil, natural gas and NGLs were down slightly from the first quarter of 2003 which decreased revenues by approximately $600,000.  Oil production and revenues for EXCO have declined due to property sales during 2003 and a general decline in production from our oil producing properties.

	Three months ended March 31,		Quarter to quarter change
	2003	2004	2003-2004
	(Unaudited, in thousands)
Commodity price risk management activities:
Settlements on derivative financial instruments	$(7,707)	$(4,015)	$3,692
Non-cash changes in fair value of derivative financial instruments	—	(22,863)	(22,863)
Total commodity price risk management activities	$(7,707)	$(26,878)	$(19,171)

	Three months ended March 31,		Quarter to quarter change
	2003	2004	2003-2004
	(Unaudited, in thousands)
Other income (expense):
Income from terminated hedges	$975	$—	$(975)
Income (expense) from hedge ineffectiveness	(2,544)	—	2,544
Gain (loss) on foreign currency transactions	(255)	180	435
Other, net	127	465	338
Total other income (expense)	$(1,697)	$645	$2,342

Our cash settlements of derivative financial instruments reduced revenue by $7.7 million and $4.0 million during the three months ended March 31, 2003 and 2004, respectively. The NYMEX oil and natural gas prices that are used to settle our hedges increased significantly over the oil and natural gas prices of our contracts. The increases in prices resulted in us making significant payments to our counterparties to settle our derivative financial instruments during the quarter and decreased our revenues as a result. We also had a significant increase in the volume of natural gas under derivative financial instruments to reflect the increase in our natural gas production as a result of the acquisition of North Coast.

Prior to the completion of the going private transaction, we accounted for our derivative financial instruments as cash flow hedges. During the three month period ended March 31, 2003, we reduced our revenues by $2.5 million for the ineffective portion of the change in the fair value of our hedges. The ineffectiveness was primarily due to a significant increase in March 2003 in the difference between the NYMEX price for oil and natural gas, which is the price we use to settle our derivative financial instruments and the actual price that we receive in the field for the physical delivery of our oil and natural gas production. For the three month period ended March 31, 2004, we have recognized as a reduction of revenue $22.9 million from the change in the fair value of our derivative financial instruments. Previously, the effective portion of this change was reflected in other comprehensive income while the ineffective portion was recognized in current period earnings. We expect that our revenues will continue to be significantly impacted in future periods by the change in the fair value of our derivative financial instruments as a result of the volatility in oil and natural gas prices and the volume of future oil and natural gas sales covered under our commodity price risk management program.

During the three months ended March 31, 2003, we recorded approximately $1 million as non-cash income from terminated hedges as other income. As a result of the going private transaction, we ceased recording such income. During the three month period ended March 31, 2004, we have recorded foreign currency transaction gains of $180,000 while we had foreign currency transaction losses of $255,000 during the three month period ended March 31, 2003.  This increase in income is a result of the relative increase of the U.S. dollar versus the Canadian dollar.

Costs and Expenses

The following tables present our oil and natural gas production costs and average oil and natural gas production cost per Mcfe for the three months ended March 31, 2003 and 2004.

	Three months ended March 31,		Quarter to quarter change
	2003	2004	2003-2004
	(Unaudited, in thousands)
Oil and natural gas production costs:
Oil and natural gas operating costs:
EXCO	$3,507	$3,520	$13
North Coast	—	1,284	1,284
Total U.S.	3,507	4,804	1,297
Canada	3,584	4,173	589
Total	$7,091	$8,977	$1,886

Production and ad valorem taxes:
EXCO	$1,401	$1,081	$(320)
North Coast	—	518	518
Total U.S.	1,401	1,599	198
Canada	28	215	187
Total	$1,429	$1,814	$385

Total oil and natural gas production costs:
EXCO	$4,908	$4,601	$(307)
North Coast	—	1,802	1,802
Total U.S.	4,908	6,403	1,495
Canada	3,612	4,388	776
Total	$8,520	$10,791	$2,271

	Three months ended March 31,		Quarter to quarter change
	2003	2004	2003-2004
	(Unaudited, in thousands)
Oil and natural gas production costs per Mcfe:
Oil and natural gas operating costs:
EXCO	$1.08	$1.10	$0.02
North Coast	—	0.61	0.61
Total U.S.	1.08	0.90	(0.18)
Canada	1.09	1.07	(0.02)
Total	1.08	0.97	(0.11)
Production and ad valorem taxes:
EXCO	$0.43	$0.34	$(0.09)
North Coast	—	0.24	0.24
Total U.S.	0.43	0.30	(0.13)
Canada	0.01	0.05	0.04
Total	0.22	0.20	(0.02)
Total oil and natural gas production costs:
EXCO	$1.51	$1.44	$(0.07)
North Coast	—	0.85	0.85
Total U.S.	1.51	1.20	(0.31)
Canada	1.10	1.12	0.02
Total	1.30	1.17	(0.13)

Our oil and natural gas operating costs for the three months ended March 31, 2004 increased $1.9 million, or 27%, from the same period in 2003. The primary reasons for the increase in oil and natural gas operating costs are:

•                  our acquisition of North Coast which increased oil and natural gas operating costs by $1.3 million;

•                  our acquisitions of additional interests in the Vinegarone properties in the United States and the acquisition of several properties in Canada during 2003; and

•                  other, smaller acquisitions and new wells added through our development and exploitation capital program, mainly in Canada.

These increases were partially offset by the oil and natural gas operating costs incurred on oil and natural gas properties in the United States that were sold in 2003.  Oil and natural gas operating costs in the Appalachian Basin, where North Coast operates, are generally lower on a per unit basis, than in the basins where EXCO operates.

Production and ad valorem taxes for the three months ended March 31, 2004 increased by $385,000, or 27%, over the same period in 2003. This increase is primarily attributable to our acquisition of North Coast which increased production and ad valorem taxes by $518,000 and ad valorem taxes in Canada have increased by $187,000 as a result of property acquisitions.  These increases were partially offset by absence of production taxes from oil and natural gas properties in the United States that were sold in 2003. These taxes are generally based upon the price received for production. No production taxes are paid in Canada.

Our depreciation, depletion and amortization costs for the three months ended March 31, 2004 increased by $5.7 million, or 112%, to $10.8 million from $5.1 million for the same period in 2003. The primary reasons for this increase are:

•                  the increase in basis associated with proved oil and natural gas property value due to the going private transaction;

•                  our acquisitions of North Coast (which accounted for approximately $2.5 million of the increase), the additional interests in the Vinegarone properties and other smaller property acquisitions during 2003 and 2004; and

•                  the higher sales volumes from Canadian properties for the three months ended March 31, 2004 when compared to the three months ended March 31, 2003.

Accretion of discount on asset retirement obligations is the result of the adoption, as of January 1, 2003, of SFAS 143, “Accounting for Asset Retirement Obligations.” This non-cash expense measures the changes in the liability for an asset retirement obligation due to the passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. See “Note 2—Summary of Significant Accounting Policies — Deferred Abandonment and Asset Retirement Obligations” of the notes to our December 31, 2003 consolidated financial statements included in the Prospectus dated April 22, 2004, for our senior notes exchange offer for additional information regarding our adoption of SFAS 143.

	Three months ended March 31,		Quarter to quarter change
	2003	2004	2003-2004
	(Unaudited, in thousands, except per unit and employee count)
General and administrative expenses:
Gross G&A expense	$4,471	$5,824	$1,353
Operator overhead reimbursements	(602)	(690)	(88)
Capitalized exploitation and development charges	(321)	(369)	(48)
Net G&A expense	$3,548	$4,765	$1,217

General and administrative expense per Mcfe	$0.54	$0.52	$(0.02)
Total number of employees at March 31	121	286	165

Our general and administrative costs for the three months ended March 31, 2004 increased by $1.2 million, or 34%, over the same period in 2003 and was primarily attributable to:

•                  the acquisition of North Coast which increased general and administrative costs by $700,000 and the total number of employees at March 31, 2004 by 151;

•                  an increase in salaries, benefits and other personnel related costs of $1.4 million, a significant portion of which is related to compensation and bonus plans as a result of the going private transaction;

•                  a reduction in legal expense of approximately $600,000 primarily due to costs incurred in 2003 for the going private transaction; and

•                  in 2003, we had stock option compensation expense of approximately $400,000 while there was no stock option compensation expense in 2004.

We expect that our general administrative expenses will increase during 2004 as a result of the acquisition of North Coast. The Appalachian Basin, where North Coast operates, represents a new core area for us and, as a result, we have decided at this time to not make significant changes in the operations or staffing of North Coast.

	Three months endedMarch 31,		Quarter to quarter change
	2003	2004	2003-2004
	(Unaudited, in thousands)
Interest expense:
7 1/4% senior notes due 2011	$—	$4,934	$4,934
U.S. and Canadian credit agreements	1,044	1,287	243
$50 million senior term loan	—	222	222
Amortization of deferred financing costs	—	2,142	2,142
Interest expense on interest rate swaps	—	133	133
Other interest expense	64	74	10
Total interest expense	$1,108	$8,792	$7,684

Our interest expense for the three months ended March 31, 2004 increased $7.7 million to $8.8 million from $1.1 million from the same period in 2003. This increase was primarily due to the issuance on January 20, 2004 of $350.0 million aggregate principal amount of 7¼% senior notes due 2011. Additionally, the amortization of deferred financing costs related to the senior notes and the amendment and restatement of our U.S. and Canadian credit facility increased interest expense by $2.1 million.  (Prior to 2004, the amortization of deferred financing costs is reflected in the condensed consolidated statement of operations as part of depreciation, depletion and amortization).  Amortization of deferred financing costs in 2004 includes approximately $1.7 million in costs relating to the senior term loan that was repaid in full in January 2004 and fees incurred on a bridge facility related to the North Coast acquisition.  No funds were borrowed under the bridge facility.  Our long-term debt balance at March 31, 2004 was $445.5 million compared to $207.9 million at December 31, 2003. See “Our Liquidity, Capital Resources and Capital Commitments” for a description of changes in our long-term debt that occurred in April 2004. As a result of the issuance of the senior notes on January 20, 2004 and April 13, 2004, we expect our interest expense to increase significantly in 2004.

Prior to the completion of the going private transaction, we did not record any income tax benefit in the U.S. associated with losses generated in the U.S., as it was uncertain whether we would be able to utilize our net deferred tax asset. Accordingly, the tax effects of our U.S. generated losses were offset by an increase in our valuation allowance. This resulted in an overall higher effective tax rate.

Effective July 29, 2003 and in conjunction with our going private transaction, the deferred tax asset valuation allowance was reduced in the purchase price allocation as EXCO (successor basis) is now in a deferred tax liability position. There is a valuation allowance of approximately $2.6 million for net operating loss carryforwards that are subject to limitations and are expected to expire before being utilized. During the three months ended March 31, 2004, EXCO recognized a tax benefit in the U.S. of $6.7 million relating to U.S. generated losses during this period. During this same time period, we recognized a Canadian tax expense of $1.8 million that consists of a current tax expense of $2.3 million and a deferred income tax benefit of approximately $500,000.  Tax legislation became effective in Canada on November 7, 2003 that will phase-in reduced income tax rates and allow for the deductibility of crown royalties in the determination of federal and provincial income taxes which resulted in a deferred tax benefit in 2003. However, the Province of Alberta has indicated that it is not going to follow the federal government phase-in deduction of crown royalties and it intends to enact legislation during 2004 that will provide for the full deduction of crown royalties beginning in 2007 with no phase-in period. The Province of Alberta has also indicated an intention to lower its income tax rate by 1% for 2004. This legislation has been introduced but has not yet been enacted. As a result, we have not recognized the benefit of a lower Alberta tax rate as of March 31, 2004.

The cumulative effect of change in accounting principle, net of income tax, is the result of the adoption of SFAS 143 on January 1, 2003. In accordance with the provisions of SFAS 143, we recognized a $255,000 benefit from the cumulative effect of change in accounting principle, net of $690,000 of associated deferred income taxes.

Our Liquidity, Capital Resources and Capital Commitments

General

Most of our growth has resulted from acquisitions and our development and exploitation program. Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining financing flexibility. In the past, we have utilized a variety of sources of capital to fund our acquisition, development and exploitation programs and to fund our operations. Our general financial strategy is to use a combination of cash flow from operations, bank financing and the sale or issuance of debt securities to fund our operations, conduct development and exploitation activities and to fund acquisitions. We do not have a set budget for acquisitions as these tend to be opportunity driven. Historically, we have used the proceeds from the issuance of equity and debt securities and borrowings under our credit agreements to raise cash to fund acquisitions.  We are currently highly leveraged.  We may need to raise additional equity capital to allow us to acquire significant oil and natural gas properties in the near future.  We cannot assure you that funds will be available to us in the future to meet our budgeted capital spending or to fund acquisitions. Furthermore, our ability to borrow from sources other than our credit agreements is subject to restrictions imposed by our lenders. In addition, the indenture governing our senior notes contains restrictions on incurring indebtedness and the pledging of our assets. If we cannot secure additional funds for our planned development and exploitation activities or for future acquisitions, then we will be required to delay or substantially reduce these activities.

We have significantly increased the amount of our long-term debt since December 31, 2003. This increase was primarily the result of the issuance on January 20, 2004 of $350.0 million aggregate principal amount of 7¼% senior notes. Additionally, on April 13, 2004, we completed a private placement of an additional $100.0 million aggregate principal amount of our 7¼% senior notes due January 15, 2011 having the same terms and governed by the same indenture as the notes issued on January 20, 2004.  The notes issued April 13, 2004 were issued at a price of 103.25% of the principal amount plus interest accrued since January 20, 2004. We used approximately $98.8 million of the proceeds from this offering to repay substantially all of the indebtedness outstanding under our Canadian credit agreement.

We generated operating cash flow of approximately $29.1 million after changes in working capital for the three months ended March 31, 2004, which helped fund our acquisition, development and exploitation activities. At March 31, 2004, our cash and cash equivalents balance was $28.6 million, an increase of $21.3 million from December 31, 2003. Our working capital deficit at March 31, 2004 increased to $17.1 million from $13.6 million at December 31, 2003. This occurred primarily due to changes in the value of our outstanding derivative financial instruments. Since December 2003, we have entered into several derivative contracts related to the North Coast acquisition. This increase in the volume of oil and natural gas under contract along with the fact that product prices at March 31, 2004 were higher than at December 31, 2003, resulted in an increase in the fair value of our derivative financial instruments liability.

Acquisitions and Capital Expenditures

In November 2003, we entered into the North Coast Acquisition Agreement to acquire all of the issued and outstanding stock of North Coast. On January 27, 2004, we completed the North Coast acquisition. We funded the North Coast acquisition from the net proceeds from the offering of the senior notes on January 20, 2004.

	Three Months Ended March 31,
	2003	2004
	(In thousands)
Capital expenditures:
Property acquisitions	$6,408	$11,047
Acquisition of North Coast Energy, Inc. net of cash acquired	—	215,055
Development capital expenditures	7,606	12,375
Other	574	3,731
Total capital expenditures	$14,588	$242,208

During 2004, we have budgeted approximately $75.6 million for our development, exploitation and exploration activities, including $23.5 million for properties acquired in the North Coast acquisition. For the three months ended March 31, 2004, we spent $3.9 million in the United States and $8.5 million in Canada on our development and exploitation activities. As of March 31, 2004, we were contractually obligated to spend $6.9 million for our development and exploitation activities.

We expect to continue to utilize cash from operations and available funds under our credit agreements to fund our acquisitions, capital expenditures and working capital. We also plan on selling non-strategic assets during 2004.  From January 1, 2004 through April 30, 2004, we have sold non-strategic oil and natural gas properties in the United States for net proceeds of approximately $8.5 million. We anticipate that we may realize up to $50.0 million from the sale of oil and natural gas properties during 2004.  We also sold EXCO’s claim in the Enron bankruptcy to a third party in April 2004 for net proceeds of approximately $4.7 million. We believe that our capital resources from existing cash balances, cash flow from operating activities and borrowing capacity under our amended and restated credit facilities are adequate to meet the cash requirements of our business. However, future cash flows are subject to a number of variables including production volumes and oil and natural gas prices. If cash flows decline we would be required to reduce our capital expenditure budget which in turn may affect our production in future periods. We cannot assure you that operations and other capital resources will provide cash in sufficient amounts to maintain or initiate planned levels of capital expenditures.   We have experienced increased costs for tubular goods and for certain services during 2004.  Further, we have encountered difficulties in contracting for drilling rigs and other services due to high demand.  At this time, we cannot estimate the impact of these factors on our capital expenditures programs or our results of operations.

7 ¼% Senior Notes due January 15, 2011

On January 20, 2004, we issued $350.0 million principal amount of our 7¼% senior notes due January 15, 2011 pursuant to Rule 144A and Regulation S under the Securities Act at a price of 100% of the principal amount.  Approximately $168.3 million of the proceeds of the issuance of the notes was used to finance the acquisition of outstanding common stock, options and warrants of North Coast along with associated fees and expenses. Of the remaining proceeds, $113.8 million was used to repay a portion of our debt under our U.S. credit agreements, North Coast’s credit facility indebtedness and accrued interest and fees, $50.1 million was used to repay in full principal and interest on our senior term loan, approximately $10.6 million was used to pay fees and costs associated with the offering, with the remainder available for general working capital purposes.

On April 13, 2004, we issued an additional $100.0 million principal amount of our 7¼% senior notes due January 15, 2011 pursuant to Rule 144A at a price of 103.25% of the principal amount having the same terms and governed by the same indenture as the notes issued on January 20, 2004. Of the total proceeds of $103.25 million, approximately $98.8 million was used to repay substantially all of our outstanding indebtedness under the Canadian credit agreement, approximately $1.2 million was used for fees and expenses associated with the offering, with the remainder, approximately $3.2 million, available for general working capital purposes.

Interest is payable on the Senior Notes semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2004. The senior notes mature on January 15, 2011. Prior to January 15, 2007, we may redeem all, but not less than all, of the senior notes in cash at a redemption price equal to 100% of the principal amount of the notes plus a premium. We may redeem some or all of the senior notes beginning on January 15, 2007 for the redemption price set forth in the notes. If a change of control occurs, subject to certain conditions, we must offer holders of the notes an opportunity to sell us their notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of the purchase.

The indenture governing the senior notes contains covenants which limit our ability and the ability of certain of our subsidiaries to:

•                  Incur or guarantee additional debt and issue certain types of preferred stock;

•                  Pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated debt;

•                  Make investments;

•                  Create liens on our assets;

•                  Enter into sale/leaseback transactions;

•                  Create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;

•                  Engage in transactions with our affiliates;

•                  Transfer or issue shares of stock of subsidiaries;

•                  Transfer or sell assets; and

•                  Consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries.

As required by the registration rights agreements we entered into in conjunction with the sale of the senior notes, we are offering to exchange the senior notes for a new issue of substantially identical notes registered under the Securities Act.  The exchange offer expires on May 28, 2004.  We have also agreed to file a shelf registration statement to cover resales of the notes under certain circumstances.

Credit Agreements

U.S. Credit Agreement.  On January 27, 2004, our U.S. credit agreement was amended and restated to provide for borrowings up to $250.0 million with a borrowing base of $120.0 million. The amendment also provided for an extension of the U.S. credit agreement maturity date to January 27, 2007.  Upon the issuance of the $100.0 million in additional 7¼% senior notes on April 13, 2004, the U.S. credit agreement borrowing base was reduced to $95.0 million. The borrowing base is currently being redetermined for the May 1, 2004 effective date, and will be redetermined each November 1 and May 1 thereafter. Our borrowing base is determined based on a number of factors including commodity prices. We use derivative financial instruments to lessen the impact of volatility in commodity prices. At March 31, 2004, we had $1,000 of outstanding indebtedness and letter of credit commitments of $275,000. At April 30, 2004, we had $1,000 of outstanding indebtedness, letter of credit commitments of $275,000 and approximately $94.7 million available for borrowing. Borrowings under our amended and restated credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties including North Coast. At our election, interest on borrowings may be (i) the greater of the administrative agent’s prime rate or the federal funds effective rate plus .50% plus an applicable margin or (ii) LIBOR (London InterBank Offered Rate) plus an applicable margin. At March 31, 2004, the six month LIBOR rate was 1.16%, which would result in an interest rate of approximately 2.41% on any new indebtedness we may incur under the U.S. credit agreement. At April 30, 2004, we had $1,000 of outstanding U.S. indebtedness with a weighted average cost of 4.25%.

Canadian Credit Agreement.  On January 27, 2004, our Canadian credit agreement was amended and restated to provide for borrowings up to $189.4 million with a borrowing base of approximately $105.0 million (CDN $138.6 million using the exchange rate on January 26, 2004). The amendment also provided for an extension of the Canadian credit agreement maturity date to January 27, 2007.  The issuance of the $100.0 million in additional 7¼% senior notes on April 13, 2004 did not impact the borrowing base under the Canadian credit agreement. The borrowing base is currently being redetermined for the May 1, 2004 effective date, and will be redetermined each November 1 and May 1 thereafter. Our borrowing base is determined based on a number of factors including commodity prices. We use derivative financial instruments to lessen the impact of volatility in commodity prices. At March 31, 2003, we had approximately $95.5 million of outstanding indebtedness and approximately $9.5 million available for borrowing. On April 8, 2004, we borrowed approximately $5.3 million under the Canadian credit agreement to partially fund an acquisition of oil and natural gas properties. We repaid substantially all of our borrowings under the Canadian credit agreement, approximately $98.8 million, from the net proceeds of the $100.0 million in additional 7¼% senior notes on April 13, 2004.  Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and natural gas properties. At our election, interest on borrowings may be (i) the Canadian prime rate plus an applicable margin or (ii) the Banker’s Acceptance rate plus an applicable margin. At March 31, 2004, the six month Banker’s Acceptance rate was 2.07%, which would result in an interest rate of approximately 4.07% on any new indebtedness we incur under the Canadian credit agreement. At April 30, 2004, we had $729 of outstanding Canadian indebtedness with a weighted average cost of 4.0%.

Financial Covenants and Ratios.  Our amended and restated U. S. and Canadian credit agreements contain certain financial covenants and other restrictions which require that we:

•                  maintain a ratio of our consolidated current assets to consolidated current liabilities (as defined under our credit agreements) of at least 1.0 to 1.0 at the end of any fiscal quarter;

•                  not permit our ratio of consolidated funded debt to consolidated EBITDA (as defined under our credit agreements) to be greater than (i) 4.35 to 1.00 at the end of each fiscal quarter ending prior to June 30, 2004 and (ii) 4.00 to 1.00 on June 30, 2004 and at the end of each fiscal quarter thereafter;

•                  not permit our ratio of consolidated funded debt (other than the senior notes) to consolidated EBITDA (as defined under our credit agreements) to be greater than (i) 3.25 to 1.0 at the end of each fiscal quarter ending prior to June 30, 2004 and (ii)

3.00 to 1.00 on June 30, 2004 and at the end of each fiscal quarter thereafter; and

•                  not permit our ratio of consolidated EBITDA (as defined under our credit agreements) to consolidated interest expense to be less than 2.5 to 1.0 at the end of each fiscal quarter.

Additionally, the credit agreements contain a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur additional indebtedness, restrictions on our ability to pledge assets, and prohibit the payment of dividends on our common stock.

As of March 31, 2004, we were in compliance with the covenants contained in our former U.S. and Canadian credit agreements.

Our current assets to current liabilities ratio as defined under our former credit agreements was 4.07 to 1.00 at March 31, 2004.

Our consolidated funded debt to consolidated EBITDA (as defined under our credit agreements) at March 31, 2004 was 3.22 to 1.00.

Our consolidated funded debt (other than the senior notes) to consolidated EBITDA (as defined under our credit agreements) at March 31, 2004 as defined under our credit agreements was 0.69 to 1.00.

At March 31, 2004, our consolidated EBITDA (as defined under our former credit agreements) to consolidated interest expense was 4.33 to 1.00.

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

U.S. Senior Term Loan.  On October 17, 2003, we entered into a $50.0 million senior term credit agreement. We borrowed all $50.0 million under the senior term agreement and we used the proceeds to repay a portion of our indebtedness under our U.S. credit agreement. The U.S. senior term loan was paid in full on January 27, 2004 from the proceeds of the $350.0 million of 7 1/4% senior notes issued on January 20, 2004.

Debt Service Requirements.  Our debt service requirements, following the issuance of the $100.0 million in senior notes on April 13, 2004, on our amended and restated U.S. credit agreement, our amended and restated Canadian credit agreement and our senior notes are shown in the following table.

	Payments Due by Period
	2004	2005	2006	2007	2008 and thereafter	Total
			(In millions)
U.S. Credit Agreement
Interest	$—	$—	$—	$—	$—	$—
Principal	—	—	—	—	—	—

	—	—	—	—	—	—
Canadian Credit Agreement
Interest	—	—	—	—	—	—
Principal	—	—	—	—	—	—

	—	—	—	—	—	—
7 1/4% Senior Notes
Interest	30.8	32.6	32.6	32.6	99.2	227.8
Principal	—	—	—	—	450.0	450.0

	30.8	32.6	32.6	32.6	549.2	677.8
Total
Interest	30.8	32.6	32.6	32.6	99.2	227.8
Principal	—	—	—	—	450.0	450.0

	$30.8	$32.6	$32.6	$32.6	$549.2	$677.8

Equity Transactions

On March 11, 2003, we entered into an Agreement and Plan of Merger providing for the merger of ER Acquisition, Inc., a wholly-owned subsidiary of EXCO Holdings into EXCO. EXCO Holdings was formed by our chairman and chief executive officer, Douglas H. Miller, and his buyout group for the purpose of completing the going private transaction, which closed on July 29, 2003. In the going private transaction, each outstanding share of our common stock, other than shares held by EXCO Holdings and its affiliates, was converted into the right to receive $18.00 in cash per share. The buyout was funded by borrowing under our former credit facilities and approximately $172.0 million in equity. The equity capital for the going private transaction was provided by investment funds and accounts managed by Cerberus, our management and institutional and other investors. The capital stock of EXCO Holdings is owned by:

•      members of our management and other of our employees, who own in the aggregate approximately 16% of the voting capital stock of EXCO Holdings;

•      EXCO Investors, LLC, a limited liability company formed prior to the going private transaction for the purpose of holding capital stock of EXCO Holdings, the members of which include business acquaintances of Mr. Miller, which owns approximately 11% of the voting capital stock of EXCO Holdings (the vote of which shares is controlled by Mr. Miller);

•      affiliates of Cerberus, who own in the aggregate approximately 55% of the voting capital stock of EXCO Holdings; and

•      other institutional investors, who own in the aggregate approximately 18% of the voting capital stock of EXCO Holdings.

EXCO Holdings’ stepped up basis was pushed down to us in accordance with Staff Accounting Bulletin No. 54. See Note 1 to our December 31, 2003 consolidated financial statements included in the Prospectus for our senior notes exchange offer dated April 22, 2004. Accordingly, EXCO Holdings’ investment in us is reflected as additional paid in capital in the December 31, 2003 consolidated balance sheet.

Derivative Financial Instruments

We may use derivative instruments to manage exposure to commodity prices, foreign currency and interest rate risks. Our objectives for holding derivatives are to minimize risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Commodity Price Risk Management Activities

Our production is generally sold at prevailing market prices. However, we periodically enter commodity price risk management contracts for a portion of our production when market conditions are deemed favorable and oil and natural gas prices exceed our minimum internal price targets.

Our objective in entering into commodity price risk management contracts is to manage price fluctuations and achieve a more predictable cash flow associated with our acquisition activities and borrowings under our credit agreements. These transactions limit exposure to declines in prices, but also limit the benefits we would realize if prices increase. As of April 30, 2004, we had the following open positions in place:

	Swaps				Floors		Ceilings
	Gas- Mmmbtu	Average contract- $/Mmbtu	Oil- Mbbls	Average contract- $/Bbl	Gas- Mmmbtu	Average contract- $/Mmbtu	Gas- Mmmbtu	Average contract- $/Mmbtu

2004	8,645	$4.59	497	$24.20	7,056	$4.04	4,900	$6.01
2005	15,622	4.93	329	25.65	1,059	4.25	—	—
2006	10,403	4.82	—	—	—	—	—	—
2007	6,388	4.60	—	—	—	—	—	—
2008	2,745	4.55	—	—	—	—	—	—
2009	1,825	4.51	—	—	—	—	—	—
2010	1,825	4.51	—	—	—	—	—	—
2011	1,825	4.51	—	—	—	—	—	—
2012	1,830	4.51	—	—	—	—	—	—
2013	1,825	4.51	—	—	—	—	—	—

We occasionally enter into fixed-price physical delivery contracts as well as commodity price swap derivatives to manage price risk with regard to a portion of our oil and natural gas production.

Interest Rate Risk Management Activities

As a result of the North Coast acquisition, we assumed the following interest rate swaps:

Original Term	Notional Amount	LIBOR Rate Fixed	Fair Value at April 30, 2004
			(In thousands)
January 1, 2003 to December 31, 2004	$20,000,000	3.2%	$(305)
January 1, 2001 to December 31, 2004	$20,000,000	3.0%	$(267)

Gains and losses are determined using a 360 day year and based on the 3-month LIBOR rate set quarterly.  The cash settlements on these interest rate swaps are included in interest expense.

Contractual Obligations and Commercial Commitments

The following table presents a summary of our contractual obligations at March 31, 2004, with set and determinable payments following the issuance of the $100.0 million in senior notes on April 13, 2004.

	Payments Due by Period
Contractual Obligations	2004-2005	2006-2007	2008 and thereafter	Total
	(Dollars in thousands)
Long-term debt(1)	$—	$95,472	$450,000	$545,472
Operating leases	4,420	2,768	1,415	8,603
Drilling/work commitments	6,943	—	—	6,943
Property acquisition agreements	15,000	—	—	15,000
Bonus retention program for employee stockholders	3,220	3,220	—	6,440
Total contractual cash obligations	$29,583	$101,460	$451,415	$582,458

(1)                                  The notes, including the new notes, are due on January 15, 2011. The annual interest obligation on the notes, including the new notes, is $32.6 million.

We also have a $275,000 letter of credit that has been issued to a service provider which will expire in 2004.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

 Some of the information below contains forward-looking statements. The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and natural gas prices, interest rates charged on borrowings and earned on cash equivalent investments, and adverse changes in the market value of marketable securities. The disclosure is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonably possible losses. This forward-looking information provides an indicator of how we view and manage our ongoing market risk exposures. Our market risk sensitive instruments were entered into for hedging and investment purposes, not for trading purposes.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas. Pricing for oil and natural gas production is volatile.

The following table sets forth our oil and natural gas hedging activities as of April 30, 2004.

	Volume mmbtu/ bbls	Weighted Average Strike Price	Weighted Average Differential to NYMEX	Fair Value at April 30, 2004
	(In thousands, except prices and differentials)
Natural Gas:

Swaps:
2004	8,645	$4.59		$(12,299)
2005	15,622	4.91		(10,371)
2006	10,403	4.82		(3,588)
2007	6,387	4.60		(2,188)
2008	2,745	4.55		(692)
2009	1,825	4.51		(350)
2010	1,825	4.51		(239)
2011	1,825	4.51		(172)
2012	1,830	4.51		(126)
2013	1,825	4.51		(117)
	52,932

Floor Prices:
2004	7,056	4.04		102
2005	1,058	4.25		125
	8,114

Ceiling Prices:
2004	4,900	6.01		(3,174)
	4,900

Basis Protection Swaps:
2004	1,323		$(0.88)	(26)
	1,323

Total Natural Gas				(33,115)

Oil:
Swaps:
2004	497	24.20		(5,799)
2005	329	25.65		(2,153)
	826

Total Oil				(7,952)
Total Oil and Natural Gas				$(41,067)

At April 30, 2004, the average forward NYMEX oil prices per Bbl for remainder of calendar 2004 and 2005 were $35.90 and $32.37, respectively and the average forward NYMEX natural gas price per Mmbtu for the remainder of calendar 2004 and 2005 were $6.02 and $5.67, respectively.

Realized gains or losses from the settlement of derivative financial instruments are recorded in our financial statements as increases or decreases in commodity price risk management activities. For example, using the oil swaps in place during the quarter ended March 31, 2004, if the settlement price exceeded the actual weighted average strike price of $24.38, then a reduction in commodity price risk management activities revenue would have been recorded for the difference between the settlement price and $24.38 multiplied by the hedged volume of 193,750 Bbls. Conversely, if the settlement price was less than $24.38, then an increase in commodity price risk management activities revenue would have been recorded for the difference between the settlement price and $24.38 multiplied by the hedged volume of 193,750 Bbls. For example, for a hedged volume of 193,750 Bbls, if the settlement price was $25.38, then commodity price risk management activities revenue would have decreased by $193,750. Conversely, if the settlement price was $23.38, commodity price risk management activities revenue would have increased by $193,750.

Interest Rate Risk

At April 30, 2004, our exposure to interest rates related primarily to borrowings under our credit agreements and interest earned on short-term investments.  The interest rate is fixed at 7 ¼% on our $450.0 million in senior notes.  As of March 31, 2004, we were not using any derivatives to manage interest rate risk.  As a result of the North Coast acquisition, we have assumed two interest rate swap agreements.  Under these agreements, North Coast swapped the variable interest rate to be paid under its credit agreements for a fixed interest rate.  Each agreement has a term through December, 31, 2004 and was for a notional amount of $20.0 million.  The effective fixed rates of interest under the agreements are 4.9% and 5.1%.  Interest is payable on borrowings under the credit agreements based on a floating rate as more fully described in “Part I – Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

Equity Price Risk

Our investments in marketable securities are recorded at market value. We consider these investments to be “available for sale”, which means that unrealized gains and losses are excluded from earnings and included in other comprehensive income unless the decline in the fair value of the investments is “other than temporary”. At March 31, 2004, the market value of our investments in marketable securities was $54,000. A temporary change in value of 10% would result in a $5,000 change in the market value and a corresponding adjustment to other comprehensive income of $5,000. An “other than temporary” decline in value of 10% would result in a $5,000 reduction in the market value and a corresponding non-cash pre-tax impairment expense of $5,000.  As of March 31, 2004, we were not using any derivatives to manage equity price risk.

Foreign Currency Exchange Rate Risk

We account for a significant portion of our business in Canadian dollars. We are therefore subject to foreign currency exchange rate risk on cash flows of our Canadian operations that are not denominated in Canadian dollars. Presently, a significant portion of the sales of our Canadian oil and natural gas is denominated in U.S. dollars. Foreign currency exchange gains and/or losses related to these transactions have not been significant. The borrowings under our Canadian credit facility are denominated in Canadian dollars. The asset and liability balances of our Canadian business are translated monthly using current exchange rates, with any resulting unrealized translation gains or losses included in other comprehensive income. The unrealized foreign translation gain for the three month period ended March 31, 2004 was $1.0 million. As of March 31, 2004, we were not using any derivatives to manage foreign currency exchange rate risk.

Other Market Risk

During 2000 and through September 2001, we entered into several swap transactions with Enron North America Corp., an affiliate of Enron Corp. On December 2, 2001, Enron Corp. and other Enron related entities, including Enron North America, filed for bankruptcy under Chapter 11 of the United States Code in the United States Bankruptcy Court. We terminated our Enron hedges and discontinued hedge accounting for our Enron derivatives effective November 30, 2001. At March 31, 2003, we have valued our asset from Enron at $2.8 million, or approximately 20% of the value on the day we terminated our positions. This valuation is based on informal offers we have received for our position with Enron and other market information. In April 2004, we sold this claim to a third party for approximately $4.7 million.

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)           Changes in Internal Controls. There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6 .  Exhibits and Reports on Form 8-K

(a)           The following exhibits are included herein:

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Articles of Incorporation of EXCO Resources, Inc.*

3.2	Restated Bylaws of EXCO Resources, Inc., as amended.**

4.1

Indenture among EXCO Resources, Inc., the Subsidiary Guarantors and Wilmington Trust Company, as Trustee, dated as of January 20, 2004, filed as exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on January 21, 2004 and incorporated by reference herein.

4.2	First Supplemental Indenture by and among EXCO Resources, Inc., North Coast Energy, Inc., North Coast Energy Eastern, Inc. and Wilmington Trust Company, as Trustee, dated as of January 27, 2004.*

4.3	Form of 7¼% Global Note Due 2011.**

4.4

Registration Rights Agreement by and among EXCO Resources, Inc., Credit Suisse First Boston LLC, Banc One Capital Markets, Inc., Banc of America Securities LLC, BNP Paribas Securities Corp., Comerica Securities, Inc., Fleet Securities, Inc., Scotia Capital (USA) Inc. and TD Securities (USA) Inc., dated January 20, 2004.*

4.5

Registration Rights Agreement by and among EXCO Resources, Inc., certain domestic subsidiaries of EXCO Resources, Inc., as guarantors, and Credit Suisse First Boston LLC, Banc One Capital Markets, Inc., BNP Paribas Securities Corp., Comerica Securities, Inc., Scotia Capital (USA) Inc. and TD Securities (USA) Inc, dated April 1, 2004.**

4.6	Pledge Agreement by and between EXCO Resources, Inc. and Wilmington Trust Company, as trustee, dated January 20, 2004.*

10.1

Agreement, dated as of October 14, 2002, by and between EXCO Resources, Inc. and Douglas H. Miller, filed as an Exhibit to Douglas H. Miller’s Schedule 13D filed October 24, 2002 and incorporated by reference herein.

10.2	Joinder Agreement, executed by T. W. Eubank and dated as of October 23, 2002, filed as an Exhibit to Douglas H. Miller’s Schedule 13D filed October 24, 2002 and incorporated by reference herein.

10.3

Form of Joinder Agreement (executed by the following parties: J. Douglas Ramsey, Ph.D.; J. David Choisser; Charles R. Evans; Richard E. Miller; James M. Perkins, Jr.; Richard L. Hodges; John D. Jacobi; Daniel A. Johnson; Harold L. Hickey; Stephen E. Puckett; Russell W. Romoser; W. Andy Bracken; Paul B. Rudnicki; Gary M. Nelson; H. Wayne Gifford; Gary L. Parker; Craig F. Hruska; Steve Fagan; Dennis G. McIntyre; Neil Burrows; Gregory Robb; Jonathan Kuhn; James L. Beninger; Terry Pidkowa; Duane Masse; Jennifer M. Perry; Kirstie M. Egan; Wesley E. Roberts; Delwyn C. Dennison; Muharem Mastalic; Terry L. Trudeau; Jeffrey D. Benjamin and Earl E. Ellis) to that certain Agreement by and between EXCO Resources, Inc. and Douglas H. Miller and dated as of October 14, 2002, attached as Appendix B-4 to EXCO’s Schedule 14A filed on March 28, 2003 and incorporated by reference herein.

10.4

Confidentiality Agreement, dated as of September 12, 2002, between EXCO Resources, Inc. and Douglas H. Miller, individually and on behalf of the Receiving Party, filed as an Exhibit to EXCO, et al’s Schedule 13E-3 filed on March 28, 2003 and incorporated by reference herein.

10.5

Agreement and Plan of Merger among EXCO Resources, Inc., EXCO Holdings Inc. and ER Acquisition, Inc., dated March 11, 2003, filed as an Exhibit to EXCO’s Form 8-K filed March 12, 2003 and incorporated by reference herein.

10.6

Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined therein.*

10.7	First Amendment to the Third Amended and Restated Credit Agreement among

EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined therein, dated March 31, 2004.**

10.8

Second Amendment to the Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined therein, dated March 31, 2004.**

10.9	Third Amended and Restated Credit Agreement between Addison Energy Inc. and Bank One, NA, Canada Branch, as Administrative Agent for itself and the lenders named therein.*

10.10

First Amendment to the Third Amended and Restated Credit Agreement between Addison Energy Inc. and Bank One, NA, Canada Branch, as Administrative Agent for itself and the lenders named therein, dated March 31, 2004.**

10.11

Second Amendment to the Third Amended and Restated Credit Agreement between Addison Energy Inc. and Bank One, NA, Canada Branch, as Administrative Agent for itself and the lenders named therein, dated March 31, 2004.**

10.12

Amended and Restated Agreement and Plan of Merger among NCE Acquisition, Inc., EXCO Resources, Inc., North Coast Energy, Inc. and Nuon Energy & Water Investments, Inc., dated as of December 4, 2003, filed as exhibit (d)(1) to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on December 5, 2003 and incorporated by reference herein.

10.13	Escrow Agreement among Nuon Energy & Water Investments, Inc., EXCO Resources, Inc. and Citibank, N.A., dated as of December 9, 2003.*

10.14	Unconditional Guaranty Agreement by and between EXCO Resources, Inc. and n.v. NUON, dated as of December 9, 2003.*

10.15

Commitment Letter among Credit Suisse First Boston Bank One, NA, Banc One Capital Markets, Inc. and EXCO Resources, Inc., dated November 25, 2003, filed as exhibit (b)(1) to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on December 5, 2003 and incorporated by reference herein.

10.16	Pledge Agreement for Stock dated as of January 27, 2004, by North Coast Energy, Inc. in favor of Bank One, NA, Canada Branch, as Agent.*

10.17	Pledge Agreement for Partnership Interests dated as of January 27, 2004, by EXCO Investment I, LLC and EXCO Investment II, LLC, Inc. in favor of Bank One, NA, Canada Branch, as Agent.*

10.18	Pledge Agreement for Stock dated as of January 27, 2004, by EXCO Resources, Inc. in favor of Bank One, NA, Canada Branch, as agent.*

10.19

Second Restated Unlimited Guaranty dated as of January 27, 2004, by EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc., North Coast Energy Eastern, Inc., EXCO Investment I, LLC, EXCO Investment II, LLC and Taurus Acquisition, Inc. in favor of Bank One, NA, Canada Branch, as Agent.*

10.20	Amended and Restated Pledge Agreement for Partnership Interests dated as of January 27, 2004, by EXCO Investment I, LLC and EXCO Investment II, LLC in favor of Bank One, NA, as Agent.*

10.21	Pledge Agreement for Stock dated as of January 27, 2004, by North Coast Energy, Inc. in favor of Bank One, NA, as Agent.*

10.22	Amended and Restated Pledge Agreement for Stock dated as of January 27, 2004, by EXCO Resources, Inc. in favor of Bank One, NA, as Agent.*

10.23	Amended and Restated Pledge Agreement for Stock dated as of January 27, 2004, by EXCO Holdings Inc. in favor of Bank One, NA, as Agent.*

10.24	Amended and Restated Subsidiary Guaranty dated as of January 27, 2004, by Taurus Acquisition, Inc., EXCO Investment I, LLC and EXCO Investment II, LLC in favor of Bank One, NA, as Agent.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Accounting Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., furnished herewith.

* Filed as an Exhibit to EXCO’s Form S-4 filed March 25, 2004 and incorporated herein by reference.

** Filed as an Exhibit to EXCO’s Pre-effective Amendment No. 1 to the Form S-4 filed April 20, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC. (Registrant)

Date: May 14, 2004	By:	/s/ DOUGLAS H. MILLER
Douglas H. Miller Chairman and Chief Executive Officer

	By:	/s/ J. DOUGLAS RAMSEY
J. Douglas Ramsey Vice President and Chief Financial Officer

	By:	/s/ J. DAVID CHOISSER
J. David Choisser Vice President and Chief Accounting Officer

Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Articles of Incorporation of EXCO Resources, Inc.*

3.2	Restated Bylaws of EXCO Resources, Inc., as amended.**

4.1

Indenture among EXCO Resources, Inc., the Subsidiary Guarantors and Wilmington Trust Company, as Trustee, dated as of January 20, 2004, filed as exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on January 21, 2004 and incorporated by reference herein.

4.2	First Supplemental Indenture by and among EXCO Resources, Inc., North Coast Energy, Inc., North Coast Energy Eastern, Inc. and Wilmington Trust Company, as Trustee, dated as of January 27, 2004.*

4.3	Form of 7¼% Global Note Due 2011.**

4.4

Registration Rights Agreement by and among EXCO Resources, Inc., Credit Suisse First Boston LLC, Banc One Capital Markets, Inc., Banc of America Securities LLC, BNP Paribas Securities Corp., Comerica Securities, Inc., Fleet Securities, Inc., Scotia Capital (USA) Inc. and TD Securities (USA) Inc., dated January 20, 2004.*

4.5

Registration Rights Agreement by and among EXCO Resources, Inc., certain domestic subsidiaries of EXCO Resources, Inc., as guarantors, and Credit Suisse First Boston LLC, Banc One Capital Markets, Inc., BNP Paribas Securities Corp., Comerica Securities, Inc., Scotia Capital (USA) Inc. and TD Securities (USA) Inc, dated April 1, 2004.**

4.6	Pledge Agreement by and between EXCO Resources, Inc. and Wilmington Trust Company, as trustee, dated January 20, 2004.*

10.1

Agreement, dated as of October 14, 2002, by and between EXCO Resources, Inc. and Douglas H. Miller, filed as an Exhibit to Douglas H. Miller’s Schedule 13D filed October 24, 2002 and incorporated by reference herein.

10.2	Joinder Agreement, executed by T. W. Eubank and dated as of October 23, 2002, filed as an Exhibit to Douglas H. Miller’s Schedule 13D filed October 24, 2002 and incorporated by reference herein.

10.3

Form of Joinder Agreement (executed by the following parties: J. Douglas Ramsey, Ph.D.; J. David Choisser; Charles R. Evans; Richard E. Miller; James M. Perkins, Jr.; Richard L. Hodges; John D. Jacobi; Daniel A. Johnson; Harold L. Hickey; Stephen E. Puckett; Russell W. Romoser; W. Andy Bracken; Paul B. Rudnicki; Gary M. Nelson; H. Wayne Gifford; Gary L. Parker; Craig F. Hruska; Steve Fagan; Dennis G. McIntyre; Neil Burrows; Gregory Robb; Jonathan Kuhn; James L. Beninger; Terry Pidkowa; Duane Masse; Jennifer M. Perry; Kirstie M. Egan; Wesley E. Roberts; Delwyn C. Dennison; Muharem Mastalic; Terry L. Trudeau; Jeffrey D. Benjamin and Earl E. Ellis) to that certain Agreement by and between EXCO Resources, Inc. and Douglas H. Miller and dated as of October 14, 2002, attached as Appendix B-4 to EXCO’s Schedule 14A filed on March 28, 2003 and incorporated by reference herein.

10.4

Confidentiality Agreement, dated as of September 12, 2002, between EXCO Resources, Inc. and Douglas H. Miller, individually and on behalf of the Receiving Party, filed as an Exhibit to EXCO, et al’s Schedule 13E-3 filed on March 28, 2003 and incorporated by reference herein.

10.5

Agreement and Plan of Merger among EXCO Resources, Inc., EXCO Holdings Inc. and ER Acquisition, Inc., dated March 11, 2003, filed as an Exhibit to EXCO’s Form 8-K filed March 12, 2003 and incorporated by reference herein.

10.6

Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined therein.*

10.7

First Amendment to the Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined therein, dated March 31, 2004.**

10.8

Second Amendment to the Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined therein, dated March 31, 2004.**

10.9	Third Amended and Restated Credit Agreement between Addison Energy Inc. and Bank One, NA, Canada Branch, as Administrative Agent for itself and the lenders named therein.*

10.10

First Amendment to the Third Amended and Restated Credit Agreement between Addison Energy Inc. and Bank One, NA, Canada Branch, as Administrative Agent for itself and the lenders named therein, dated March 31, 2004.**

10.11

Second Amendment to the Third Amended and Restated Credit Agreement between Addison Energy Inc. and Bank One, NA, Canada Branch, as Administrative Agent for itself and the lenders named therein, dated March 31, 2004.**

10.12

Amended and Restated Agreement and Plan of Merger among NCE Acquisition, Inc., EXCO Resources, Inc., North Coast Energy, Inc. and Nuon Energy & Water Investments, Inc., dated as of December 4, 2003, filed as exhibit (d)(1) to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on December 5, 2003 and incorporated by reference herein.

10.13	Escrow Agreement among Nuon Energy & Water Investments, Inc., EXCO Resources, Inc. and Citibank, N.A., dated as of December 9, 2003.*

10.14	Unconditional Guaranty Agreement by and between EXCO Resources, Inc. and n.v. NUON, dated as of December 9, 2003.*

10.15

Commitment Letter among Credit Suisse First Boston Bank One, NA, Banc One Capital Markets, Inc. and EXCO Resources, Inc., dated November 25, 2003, filed as exhibit (b)(1) to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on December 5, 2003 and incorporated by reference herein.

10.16	Pledge Agreement for Stock dated as of January 27, 2004, by North Coast Energy, Inc. in favor of Bank One, NA, Canada Branch, as Agent.*

10.17	Pledge Agreement for Partnership Interests dated as of January 27, 2004, by EXCO Investment I, LLC and EXCO Investment II, LLC, Inc. in favor of Bank One, NA, Canada Branch, as Agent.*

10.18	Pledge Agreement for Stock dated as of January 27, 2004, by EXCO Resources, Inc. in favor of Bank One, NA, Canada Branch, as agent.*

10.19

Second Restated Unlimited Guaranty dated as of January 27, 2004, by EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc., North Coast Energy Eastern, Inc., EXCO Investment I, LLC, EXCO Investment II, LLC and Taurus Acquisition, Inc. in favor of Bank One, NA, Canada Branch, as Agent.*

10.20	Amended and Restated Pledge Agreement for Partnership Interests dated as of January 27, 2004, by EXCO Investment I, LLC and EXCO Investment II, LLC in favor of Bank One, NA, as Agent.*

10.21	Pledge Agreement for Stock dated as of January 27, 2004, by North Coast Energy, Inc. in favor of Bank One, NA, as Agent.*

10.22	Amended and Restated Pledge Agreement for Stock dated as of January 27, 2004, by EXCO Resources, Inc. in favor of Bank One, NA, as Agent.*

10.23	Amended and Restated Pledge Agreement for Stock dated as of January 27, 2004, by EXCO Holdings Inc. in favor of Bank One, NA, as Agent.*

10.24	Amended and Restated Subsidiary Guaranty dated as of January 27, 2004, by Taurus Acquisition, Inc., EXCO Investment I, LLC and EXCO Investment II, LLC in favor of Bank One, NA, as Agent.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Accounting Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., furnished herewith.

* Filed as an Exhibit to EXCO’s Form S-4 filed March 25, 2004 and incorporated herein by reference.

** Filed as an Exhibit to EXCO’s Pre-effective Amendment No. 1 to the Form S-4 filed April 20, 2004 and incorporated herein by reference.