Form 10-Q
period 2004-06-30
EXCO RESOURCES INC
filed 2004-08-13
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES ☐    NO ☒

The number of shares of common stock, par value $0.01 per share, outstanding at July 31, 2004 was 1,000.

EXCO RESOURCES, INC.

(1)   Financial information for the periods prior to July 29, 2003, the date of the going private transaction, represents predecessor basis financial statements.  See Note 1 to the condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	June 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,333	$42,822
Accounts receivable:
Oil and natural gas sales	13,514	25,438
Joint interest	3,857	2,764
Interest and other	1,895	1,782
Oil and natural gas derivatives	705	41
Marketable securities	818	538
Other	3,447	4,212
Total current assets	31,569	77,597
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	9,195	13,065
Proved developed and undeveloped oil and natural gas properties	416,679	654,116
Accumulated depreciation, depletion and amortization	(11,931)	(33,916)
Oil and natural gas properties, net	413,943	633,265
Gas gathering assets, net	—	17,817
Office and field equipment, net	1,101	5,316
Deferred financing costs, net	1,565	11,779
Oil and natural gas derivatives	204	26
Advances to affiliates	46	—
Goodwill	53,346	50,484
Other assets	3,256	381
Total assets	$505,030	$796,665

See accompanying notes

	December 31, 2003	June 30, 2004
		(Unaudited)
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued liabilities	$25,308	$43,665
Revenues and royalties payable	3,350	7,395
Income taxes payable	3,726	6,278
Current portion of asset retirement obligations	—	1,325
Oil, natural gas and interest rate derivatives	12,804	31,280
Total current liabilities	45,188	89,943
Long-term debt	207,951	2
7 ¼% Senior notes due 2011	—	453,152
Asset retirement obligations and other long-term liabilities	18,343	24,309
Deferred income taxes	45,899	35,498
Oil and natural gas derivatives	3,780	18,957
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, $.01 par value:
Authorized shares—100,000
Issued and outstanding shares—1,000 at December 31, 2003 and June 30, 2004	1	1
Capital contributed by EXCO Holdings Inc.	172,045	172,045
Retained earnings (deficit)	4,177	(2,133)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	7,680	4,927
Unrealized gain (loss) on equity investments	(34)	(36)
Total stockholder’s equity	183,869	174,804
Total liabilities and stockholder’s equity	$505,030	$796,665

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(Predecessor)	(Successor)	(Predecessor)	(Successor)

Revenues:
Oil and natural gas	$25,666	$59,493	$52,676	$107,227
Commodity price risk management activities	—	(17,603)	—	(44,481)
Other income (loss)	296	1,069	(1,401)	1,714
Total revenues	25,962	42,959	51,275	64,460
Costs and expenses:
Oil and natural gas production	8,886	11,907	17,406	22,698
Depreciation, depletion and amortization	5,067	12,335	10,146	23,091
Accretion of discount on asset retirement obligations	330	420	625	836
General and administrative	4,096	5,773	7,644	10,538
Interest	1,287	9,253	2,395	18,045
Total costs and expenses	19,666	39,688	38,216	75,208
Income (loss) before income taxes	6,296	3,271	13,059	(10,748)
Income tax expense (benefit)	2,578	515	5,247	(4,438)
Income (loss) before cumulative effect of change in accounting principle	3,718	2,756	7,812	(6,310)
Cumulative effect of change in accounting principle, net of income taxes	—	—	255	—
Net income (loss)	3,718	$2,756	8,067	$(6,310)
Dividends on preferred stock	1,311		2,622
Earnings on common stock	$2,407		$5,445

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.34		$0.73
Cumulative effect of change in accounting principle, net of income taxes	—		0.04
Earnings on common stock	$0.34		$0.77

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.29		$0.62
Cumulative effect of change in accounting principle, net of income taxes	—		0.02
Earnings on common stock	$0.29		$0.64

Weighted average number of common and common equivalent shares outstanding:
Basic	7,087		7,055

Diluted	12,564		12,555

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(Predecessor)	(Successor)	(Predecessor)	(Successor)

Operating Activities:
Net income (loss)	$3,718	$2,756	$8,067	$(6,310)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,067	12,335	10,146	23,091
Accretion of discount on asset retirement obligations	330	420	625	836
Non-cash changes in fair value of derivatives	—	9,060	—	31,923
Cumulative effect of change in accounting principle, net of income taxes	—	—	(255)	—
Deferred income taxes	975	(1,997)	1,354	(9,251)
Amortization of deferred financing costs	—	817	—	2,956
Proceeds from sale of Enron claim	—	4,750	—	4,750
(Income) expense from derivative ineffectiveness and terminated hedges, net	(1,234)	—	162	—
Other operating activities	55	—	205	1
Effect of changes in:
Accounts receivable	7,580	(4,439)	2,521	(396)
Other current assets	(733)	(1,036)	(885)	32
Accounts payable and other current liabilities	116	11,949	2,499	16,049
Net cash provided by operating activities	15,874	34,615	24,439	63,681
Investing Activities:
Acquisition of North Coast Energy, Inc., less cash acquired	—	(78)	—	(215,133)
Additions to oil and natural gas properties, gathering systems and equipment	(13,218)	(34,624)	(27,592)	(62,172)
Proceeds from dispositions of property and equipment	1,380	6,966	4,430	13,812
Other investing activities	(72)	(100)	(104)	666
Net cash used in investing activities	(11,910)	(27,836)	(23,266)	(262,827)
Financing Activities:
Proceeds from long-term debt	9,389	103,250	25,466	460,351
Payments on long-term debt	(11,888)	(91,094)	(22,599)	(209,563)
Preferred stock dividends	(1,311)	—	(2,622)	—
Deferred financing costs	(35)	(1,963)	(1,007)	(13,182)
Other financing activities	45	73	43	60
Net cash provided (used) by financing activities	(3,800)	10,266	(719)	237,666
Net increase in cash	164	17,045	454	38,520
Effect of exchange rates on cash and cash equivalents	107	(2,870)	113	(3,031)
Cash at beginning of period	2,238	28,647	1,942	7,333
Cash at end of period	$2,509	$42,822	$2,509	$42,822

Supplemental Cash Flow Information:
Interest paid	$1,292	$355	$2,206	$2,214

Income taxes paid	$—	$1,907	$—	$2,693

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(Predecessor)	(Successor)	(Predecessor)	(Successor)

Net income (loss)	$3,718	$2,756	$8,067	$(6,310)
Other comprehensive income:
Hedging activities:
Effective changes in fair value	705	—	828	—
Reclassification adjustments for settled contracts	(3,917)	—	(6,450)	—
Amortization of terminated contracts	(631)	—	(1,606)	—
Total hedging activities	(3,843)	—	(7,228)	—
Foreign currency translation adjustment	2,756	(1,730)	4,675	(2,753)
Unrealized gain (loss) on equity investments	88	(30)	136	(2)
Total comprehensive income (loss)	$2,719	$996	$5,650	$(9,065)

See accompanying notes.

EXCO RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

The total purchase price for EXCO was $353.5 million representing the purchase of all outstanding common stock and stock options including the amounts contributed to Holdings by management and key employees and other investors, and liabilities assumed as detailed below and has been allocated as follows (dollars in thousands):

Purchase Price Calculations:
Payments for tendered shares including options	$195,327
Value of EXCO shares contributed by management	8,429
Value of EXCO shares contributed by other investors	17,966
Assumption of debt	130,003
Merger related costs	1,819
Total EXCO acquisition costs	$353,544
Allocation of purchase price:
Oil and natural gas properties—proved	$358,111
Oil and natural gas properties—unproved	9,967
Goodwill	51,120
Other property and equipment and other assets	3,678
Current assets	36,705
Deferred income taxes (1)	(50,733)
Accounts payable and accrued expenses	(37,757)
Asset retirement obligations	(15,744)
Fair value of oil and natural gas derivatives	(1,803)
Total allocation	$353,544

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

2.     Basis of Presentation

EXCO Resources, Inc., a Texas corporation, was formed in 1955.  Our operations consist primarily of acquiring interests in producing oil and natural gas properties located in the continental United States and Canada.  We also act as the operator of some of these properties and receive overhead reimbursement fees as a result.

The accompanying condensed consolidated balance sheets as of December 31, 2003 and June 30, 2004 and the results of operations, cash flows and comprehensive income for the three and six months ended June 30, 2004 are for EXCO and its subsidiaries and represent the stepped-up successor basis of accounting (New EXCO).

The accompanying condensed consolidated results of operations, cash flow and comprehensive income for the three and six months ended June 30, 2003 are for EXCO and its subsidiaries and represent the predecessor basis of accounting (Old EXCO).  All inter-company transactions have been eliminated.

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of EXCO Resources, Inc. as of December 31, 2003 and June 30, 2004, and the results of operations, cash flow and other comprehensive income for the three and six month periods ended June 30, 2003 and 2004.

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

Old EXCO elected to continue to utilize the accounting method prescribed by APB 25, under which no compensation cost was recognized, and adopt the disclosure requirements of SFAS 123.  As a result, SFAS 123 had no effect on our results of operations at March 31, 2003.  Stock based compensation expense reflected in the table below for the three and six months ended June 30, 2003, was a result of options issued under Old EXCO’s 1998 Stock Option Plan that were issued subject to our shareholders’ approval and options that were issued to employees of Addison.

Had compensation costs for these plans been determined consistent with SFAS 123, Old EXCO’s net income and earnings per share (EPS) would have been adjusted to the following pro forma amounts:

		Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
		(In thousands, except per share amounts)

Stock based compensation expense (net of taxes)	As Reported	$285	$553
	Pro Forma	$686	$1,355
Net income	As Reported	$3,718	$8,067
	Pro Forma	$3,317	$7,265
Basic EPS	As Reported	$0.34	$0.77
	Pro Forma	$0.28	$0.66
Diluted EPS	As Reported	$0.29	$0.64
	Pro Forma	$0.26	$0.58

Certain of our employees have been granted Holdings stock options under Holdings’ 2004 Long-Term Incentive Plan (the Holdings Plan). The Holdings Plan provides for grants of stock options that can be exercised for Class A common shares of Holdings.  The stock options vest upon the earlier of specified events or three years from the date of grant and expire ten years after the date of grant. Holdings has reserved 12,962,968 shares of its Class A common stock for issuance upon the exercise of stock options. As of June 30, 2004 options for 8,801,354 shares of common stock have been granted by Holdings.

Effective with the grant of these options on June 3, 2004, we have elected to continue to utilize the accounting method prescribed by APB 25 under which no compensation expense is required to be recognized upon the issuance of stock options to our employees as the exercise price of the option is equal to or higher than the fair value of the underlying common stock at the date of grant.

Under the minimum value method as prescribed under SFAS 123, no compensation expense was incurred during the three months or six months ended June 30, 2004 from the granting of these stock options and as such no proforma disclosure is required. In addition, we anticipate no additional compensation expense during the remainder of 2004 from the grant of these options and no proforma disclosures of earnings is required.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  The statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred.  Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Old EXCO adopted the new rules on asset retirement obligations on January 1, 2003, for its U.S. and Canadian operations.  Application of the new rules resulted in an increase in net proved developed and undeveloped oil and natural gas properties of approximately $11.4 million, recognition of an asset retirement obligation liability of approximately $10.4 million, an increase in deferred income tax liability of approximately $690,000, and a cumulative effect of adoption that increased net income and stockholder’s equity by approximately $255,000.  The increase in net income resulting from the cumulative effect of the change in accounting increased basic earnings per share by $.04 and diluted earnings per share by $.02 for the six months ended June 30, 2003.

The following pro forma data summarizes Old EXCO’s net income and earnings per share as if it had adopted the provisions of SFAS 143 on January 1, 2003, including an associated pro forma asset retirement obligation on that date of $7.1 million:

Six Months Ended June 30, 2003
(In thousands, expect per share amounts)

Net income, as reported	$8,067
Pro forma adjustments to reflect retroactive adoption of SFAS 143	(255)
Pro forma net income	$7,812

Earnings on common stock per share:
Basic-as reported	$0.77

Basic-pro forma	$0.73

Diluted-as reported	$0.64

Diluted-pro forma	$0.62

The following is a reconciliation of our asset retirement obligations as of June 30, 2003 and 2004 (in thousands of dollars):

	June 30,
	2003	2004

Deferred abandonment costs at beginning of year	$2,176	$17,742
Cumulative effect of change in accounting principle	10,433	—
Liabilities incurred or assumed during period	239	8,545
Liabilities settled during period	(541)	(1,855)
Accretion of discount	625	836
Effect of foreign currency conversions	1,116	(309)
Asset retirement obligation at end of period	14,048	24,959
Less current portion	—	1,325
Long-term obligation	$14,048	$23,634

We have no assets that are legally restricted for purposes of settling asset retirement obligations.

4.     Earnings Per Share

SFAS No. 128, “Earnings per Share”, required Old EXCO to present two calculations of earnings per common share for the three and six month periods ended June 30, 2003.  Basic earnings per common share equals net income less preferred stock dividends divided by weighted average common shares outstanding during the period.  Diluted earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus any dilutive common stock equivalents.  Common stock equivalents are shares assumed to be issued if (1) outstanding stock options or warrants were in-the-money and exercised, and (2) the outstanding 5% convertible preferred stock was converted to common stock.

Earnings per share subsequent to July 28, 2003 (after the going private transaction) are not presented since New EXCO is wholly-owned by Holdings, our parent.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(In thousands)	(In thousands)

Weighted average number of basic shares outstanding	7,087	7,055
Effects of:
Employee and director stock options	543	534
Convertible preferred stock	4,934	4,966
Weighted average number of diluted shares outstanding	12,564	12,555

5.     Oil and Natural Gas Properties

We have recorded oil and natural gas properties at cost using the full cost method of accounting.  Under the full cost method, all costs associated with the acquisition, exploration or development of oil and natural gas properties are capitalized as part of the full cost pool.

Unproved oil and natural gas properties are excluded from the calculation of depreciation, depletion and amortization until it is determined whether or not proved reserves can be assigned to such properties.  At December 31, 2003 and June 30, 2004, we had $9.2 million and $13.1 million, respectively, in unproved oil and natural gas properties.  We assess our unproved oil and natural gas properties on a quarterly basis.  During the six months ended June 30, 2004, we reclassified $3.6 million from unproved oil and natural gas properties to proved oil and natural gas properties.

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

	United States	Canada	Corporate and Other	Total
	(In thousands)

Three months ended June 30, 2003:
Oil and natural gas sales	$10,357	$15,309	$—	$25,666
Other income (loss)	631	—	(335)	296
	10,988	15,309	(335)	25,962

Production costs	5,010	3,876	—	8,886
Depreciation, depletion and amortization	2,341	2,726	—	5,067
Accretion expense	137	193	—	330
General and administrative	—	—	4,096	4,096
Interest	—	—	1,287	1,287
	7,488	6,795	5,383	19,666

Income (loss) before income taxes	3,500	8,514	(5,718)	6,296
Income tax expense (benefit)	1,190	3,797	(2,409)	2,578
Net income (loss)	$2,310	$4,717	$(3,309)	$3,718

Total assets	$129,873	$157,199	$—	$287,072

Three months ended June 30, 2004:
Oil and natural gas sales	$36,205	$23,288	$—	$59,493
Commodity price risk management activities	(15,716)	(1,887)	—	(17,603)
Other income	—	—	1,069	1,069
	20,489	21,401	1,069	42,959

Production costs	7,110	4,797	—	11,907
Depreciation, depletion and amortization	7,135	5,200	—	12,335
Accretion expense	210	210	—	420
General and administrative	—	—	5,773	5,773
Interest	—	—	9,253	9,253
	14,455	10,207	15,026	39,688

Income (loss) before income taxes	6,034	11,194	(13,957)	3,271
Income tax expense (benefit)	2,052	4,435	(5,972)	515
Net income (loss)	$3,982	$6,759	$(7,985)	$2,756

Total assets	$490,998	$305,667	$—	$796,665
Goodwill	$22,139	$28,345	$—	$50,484

	United States	Canada	Corporate and Other	Total
	(In thousands)

Six months ended June 30, 2003:
Oil and natural gas sales	$19,430	$33,246	$—	$52,676
Other income (loss)	1,606	—	(3,007)	(1,401)
	21,036	33,246	(3,007)	51,275

Production costs	9,918	7,488	—	17,406
Depreciation, depletion and amortization	4,716	5,430	—	10,146
Accretion expense	275	350	—	625
General and administrative	—	—	7,644	7,644
Interest	—	—	2,395	2,395
	14,909	13,268	10,039	38,216

Income (loss) before income taxes	6,127	19,978	(13,046)	13,059
Income tax expense (benefit)	2,083	8,243	(5,079)	5,247
Net income (loss)	$4,044	$11,735	$(7,967)	$7,812

Total assets	$129,873	$157,199	$—	$287,072

Six months ended June 30, 2004:
Oil and natural gas sales	$64,872	$42,355	$—	$107,227
Commodity price risk management activities	(39,276)	(5,205)	—	(44,481)
Other income	—	—	1,714	1,714
	25,596	37,150	1,714	64,460

Production costs	13,513	9,185	—	22,698
Depreciation, depletion and amortization	13,188	9,903	—	23,091
Accretion expense	410	426	—	836
General and administrative	—	—	10,538	10,538
Interest	—	—	18,045	18,045
	27,111	19,514	28,583	75,208

Income (loss) before income taxes	(1,515)	17,636	(26,869)	(10,748)
Income tax expense (benefit)	(515)	6,987	(10,910)	(4,438)
Net income (loss)	$(1,000)	$10,649	$(15,959)	$(6,310)

Total assets	$490,998	$305,667	$—	$796,665
Goodwill	$22,139	$28,345	$—	$50,484

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

Old EXCO entered into several swap transactions during 2000 and 2001 with Enron North America Corp., an affiliate of Enron Corp. (the Enron Hedges).  On December 2, 2001, Enron Corp. and other Enron related entities, including Enron North America, filed for bankruptcy under Chapter 11 of the United States Code in the United States Bankruptcy Court in the Southern Division of New York.  We terminated all of our hedging contracts with Enron North America, effective as of December 5, 2001.  We believed that we were owed approximately $15.3 million, including settlements already due but not paid, but the exact amount of the claim was to be determined pursuant to the terms of the ISDA Master Agreement.  At the date of the going private transaction, July 29, 2003, we preliminarily valued the Enron derivative asset at $2.8 million, which represented our conservative estimate of the fair market value of our bankruptcy claim against Enron North America, which was shown in the accompanying consolidated balance sheet in other assets.  Our estimate of the value of our bankruptcy claim was based upon the low range of informal offers that we received from third parties attempting to purchase those claims as well as management’s best estimate of the financial condition of Enron’s bankruptcy estate as determined from published reports and court filings related to the bankruptcy.  Our claim was sold to a third party in April 2004 for approximately $4.7 million.  The difference between the $4.7 million received for the claim and the $2.8 million derivative asset was treated as a purchase price adjustment for the going private transaction.  As a result, we have reduced goodwill by $1.2 million and increased deferred income taxes payable by $700,000.

The following table sets forth our oil and natural gas derivatives as of June 30, 2004.  The fair values at June 30, 2004 are estimated from quotes from the counterparties and represent the amount that we would expect to receive or pay to terminate the contracts at June 30, 2004.  We have the right to offset amounts we expect to receive or pay among our individual counterparties.  As a result, we have offset amounts for financial statement presentation purposes.

	Volume mmbtu/ bbls	Weighted Average Strike Price	Weighted Average Differential to NYMEX	Fair Value at June 30, 2004
	(In thousands, except prices and differentials)
Natural Gas:

Swaps:
2004	6,456	$4.60		$(11,157)
2005	15,622	4.93		(18,293)
2006	10,403	4.82		(7,568)
2007	6,387	4.60		(2,811)
2008	2,745	4.55		(482)
2009	1,825	4.51		(102)
2010	1,825	4.51		64
2011	1,825	4.51		203
2012	1,830	4.51		287
2013	1,825	4.51		325
	50,743

Floor Prices:
2004	5,339	4.04		40
2005	1,058	4.25		84
	6,397

Ceiling Prices:
2004	3,720	6.01		(2,927)
	3,720

Basis Protection Swaps:
2004	884		$(.83)	70
	884

Total Natural Gas				(42,267)

Oil:
Swaps:
2004	368	24.05		(4,666)
2005	329	25.65		(2,980)
	697

Total Oil				(7,646)
Total Oil and Natural Gas				$(49,913)

At June 30, 2004, the average forward NYMEX oil prices per Bbl for the remainder of calendar 2004 and 2005 were $36.80 and $34.96, respectively and the average forward NYMEX natural gas price per Mmbtu for the remainder of calendar 2004 and 2005 were $6.33 and $6.13, respectively.

8.     Credit Agreements

U.S. Credit Agreement.  On January 27, 2004, our U.S. credit agreement was amended and restated to provide for borrowings up to $250.0 million with a borrowing base of $120.0 million.  The amendment also provided for an extension of the U.S. credit agreement maturity date to January 27, 2007.  Upon the issuance of the $100.0 million in additional 7¼% senior notes on April 13, 2004, the U.S. credit agreement borrowing base was reduced to $95.0 million.  (See “Note 9.  Issuance of Senior Unsecured Notes and the Acquisition of North Coast Energy, Inc.”).  Effective June 28, 2004, the borrowing base was redetermined at $145.0 million, and will be redetermined each November 1 and May 1 thereafter.  Our borrowing base is determined based on a number of factors including commodity prices.  We use derivative financial instruments to lessen the impact of volatility in commodity prices.  At June 30, 2004, we had $1,000 of outstanding indebtedness and letter of credit commitments of $275,000 and approximately $144.7 million available for borrowing.  Borrowings under our amended and restated credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties including North Coast.  At our election, interest on borrowings may be (i) the greater of the administrative agent’s prime rate or the federal funds effective rate plus .50% plus an applicable margin or (ii) LIBOR (London InterBank Offered Rate) plus an applicable margin.  At June 30, 2004, the six month LIBOR rate was 1.94%, which would result in an interest rate of approximately 3.19% on any new indebtedness we may incur under the U.S. credit agreement.

Canadian Credit Agreement.  On January 27, 2004, our Canadian credit agreement was amended and restated to provide for borrowings up to $189.4 million with a borrowing base of approximately $105.0 million (CDN $138.6 million using the exchange rate on January 26, 2004). The amendment also provided for an extension of the Canadian credit agreement maturity date to January 27, 2007.  The issuance of the $100.0 million in additional 7¼% senior notes on April 13, 2004 did not impact the borrowing base under the Canadian credit agreement. (See “Note 9. Issuance of Senior Unsecured Notes and the Acquisition of North Coast Energy, Inc.”). Effective June 28, 2004, the borrowing base was redetermined at $105.0 million (CDN $141.7 million using the exchange rate on June 25, 2004), and will be redetermined each November 1 and May 1 thereafter.  Our borrowing base is determined based on a number of factors including commodity prices.  We use derivative financial instruments to lessen the impact of volatility in commodity prices.  At June 30, 2004, we had approximately $1,000 of outstanding indebtedness and approximately $105.0 million available for borrowing.  Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and natural gas properties.  At our election, interest on borrowings may be (i) the Canadian prime rate plus an applicable margin or (ii) the Banker’s Acceptance rate plus an applicable margin.  At June 30, 2004, the six month Banker’s Acceptance rate was 2.29%, which would result in an interest rate of approximately 3.54% on any new indebtedness we incur under the Canadian credit agreement.

Financial Covenants and Ratios.  Our amended and restated U. S. and Canadian credit agreements contain certain financial covenants and other restrictions which require that we:

•      maintain a ratio of our consolidated current assets to consolidated current liabilities (as defined under our credit agreements) of at least 1.0 to 1.0 at the end of any fiscal quarter;

•      not permit our ratio of consolidated funded debt to consolidated EBITDA (as defined under our credit agreements) to be greater than (i) 4.35 to 1.00 at the end of each fiscal quarter ending on or before March 31, 2005 and (ii) 4.00 to 1.00 on June 30, 2005 and at the end of each fiscal quarter thereafter;

•      not permit our ratio of consolidated funded debt (other than the senior notes) to consolidated EBITDA (as defined under our credit agreements) to be greater than (i) 3.25 to 1.0 at the end of each fiscal quarter ending prior to June 30, 2004 and (ii) 3.00 to 1.00 on June 30, 2004 and at the end of each fiscal quarter thereafter; and

•      not permit our ratio of consolidated EBITDA to consolidated interest expense (as defined under our credit agreements) to be less than 2.5 to 1.0 at the end of each fiscal quarter.

Additionally, the credit agreements contain a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur additional indebtedness, restrictions on our ability to pledge assets, and prohibit the payment of dividends on our common stock.

As of June 30, 2004, we were in compliance with the covenants contained in our U.S. and Canadian credit agreements.

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

9.     Issuance of Senior Unsecured Notes and the Acquisition of North Coast Energy, Inc.

On November 26, 2003, we entered into the North Coast Acquisition Agreement, as amended and restated on December 4, 2003, to acquire all of the issued and outstanding stock of North Coast pursuant to a tender offer and merger.  We acquired all of the outstanding common stock, options and warrants of North Coast on January 27, 2004 for a purchase price of $167.8 million and we assumed $57.0 million of North Coast’s outstanding indebtedness.  As a result, on January 27, 2004, North Coast became a wholly-owned subsidiary and established a new core operating area for us in the Appalachian Basin.  We have accounted for the North Coast acquisition using the purchase method of accounting and have consolidated its operations effective January 27, 2004.

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

On April 13, 2004, we completed a private placement of an additional $100.0 million aggregate principal amount of 7 ¼% senior notes due 2011 pursuant to Rule 144A, having the same terms and governed by the same indenture as the notes issued on January 20, 2004.  The notes issued on April 13, 2004 were issued at a price of 103.25% of the principal amount plus interest accrued since January 20, 2004.  The net proceeds of the April 13, 2004 offering were used to repay substantially all of our outstanding indebtness under our Canadian credit agreement and pay fees and expenses associated therewith.

On May 28, 2004, we concluded an exchange offer of $450.0 million aggregate principal amount of our 7 ¼% senior notes due 2011, which were privately placed in January and April 2004, for $450.0 million aggregate principal amount of our 7 ¼% senior notes due 2011 that have been registered under the Securities Act of 1933.  Holders of all but $300,000 of the senior notes elected to accept our exchange offer.

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

The estimated fair value of our 7 ¼% senior notes due 2011 was $455.6 million as compared to the carrying amount of $453.2 million (including $3.2 million of unamortized premium) at June 30, 2004.  The fair value of the senior notes is estimated based on quoted market prices for the senior notes.

Concurrent with the issuance of the senior notes, we wrote-off $938,000 of costs incurred in January 2004 to secure bridge loan financing which was not utilized upon issuance of the senior notes and deferred financing costs of approximately $726,000 related to the senior term loan, which was retired with the proceeds of the senior notes.

The total purchase price for North Coast was $225.6 million representing the purchase of all outstanding common stock and liabilities assumed as detailed below and has been allocated as follows (dollars in thousands):

Purchase Price Calculations:
Payments for tendered shares including options and warrants	$167,781
Assumption of debt including interest	57,149
Merger related costs	632
Total North Coast acquisition costs (before cash acquired)	$225,562

Allocation of purchase price:
Oil and natural gas properties – proved	$192,512
Oil and natural gas properties – unproved	7,258
Gas gathering assets and other equipment	21,454
Cash	10,429
Other assets	412
Deferred income tax asset	942
Other current assets	11,080
Accounts payable and accrued expenses	(10,340)
Asset retirement obligations	(5,639)
Liabilities from commodity price risk management activities	(2,546)
Total Allocation	$225,562

The following unaudited pro forma condensed consolidated statements of operations for the six months ended June 30, 2003 and 2004 have been derived from our unaudited consolidated statement of operations for the six months ended June 30, 2003 and 2004 and North Coast’s unaudited consolidated financial statements for the six months ended June 30, 2003 and the 27 day period from January 1 to January 27, 2004.  The pro forma statements of operations give effect to the following events as if each occurred on January 1 of each respective year.

•      Our going private transaction, which occurred on July 29, 2003.  See “Note 1. The Merger”.

•      Our acquisition of North Coast for a purchase price of approximately $225.6 million.  The North Coast acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.”  Accordingly, EXCO’s historical financial statements reflect the allocation of the purchase price to the underlying assets and liabilities based upon their estimated fair values.  For tax purposes we also received a step up in tax basis equal to the purchase price.

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

	EXCO Historical	North Coast Historical			Pro Forma
	Six Months Ended June 30, 2003	Six Months Ended June 30, 2003	Adjustments for the Transactions		Six Months Ended June 30, 2003
	(In thousands)
Revenues and other income:
Oil and natural gas	$52,676	$27,741	$—		$80,417
Commodity price risk management activities	—	—	—		—
Well operating, gathering and other	—	3,253	(3,253)	(b)	—
Other income (expense)	(1,401)	239	255	(b)	(907)
Total revenues and other income	51,275	31,233	(2,998)		79,510
Costs and expenses:
Oil and natural gas production	17,406	5,234	(361)	(b)	22,279
Well operating, gathering and other	—	2,637	(2,637)	(b)	—
Exploration expense	—	1,261	(1,261)	(c)	—
Depreciation, depletion and amortization	10,146	4,437	7,504	(d)	22,087
Accretion of asset retirement obligations	625	—	170	(e)	795
General and administrative	7,644	3,115	(394)	(f)	10,365
Interest	2,395	1,411	11,689	(h)	15,495
Total costs and expenses	38,216	18,095	14,710		71,021
Income (loss) before income taxes	13,059	13,138	(17,708)		8,439
Income tax expense (benefit)	5,247	4,621	(6,535)	(i)	3,333
Net income (loss)	$7,812	$8,517	$(11,173)		$5,156

	EXCO Historical	North Coast			Pro Forma
	Six	Historical			Six
	Months Ended June 30, 2004	27 Day Period Ended January 27, 2004 (a)	Adjustments for the Transactions		Months Ended June 30, 2004
	(In thousands)
Revenues and other income:
Oil and natural gas	$107,227	$6,540	$—		$113,767
Commodity price risk management activities	(44,481)	—	—		(44,481)
Well operating, gathering and other	—	490	(490)	(b)	—
Other income (expense)	1,714	150	20	(b)	1,884
Total revenues and other income	64,460	7,180	(470)		71,170
Costs and expenses:
Oil and natural gas production	22,698	878	(108)	(b)	23,468
Well operating, gathering and other	—	362	(362)	(b)	—
Exploration expense	—	200	(200)	(c)	—
Depreciation, depletion and amortization	23,091	851	473	(d)	24,415
Accretion of asset retirement obligations	836	—	30	(e)	866
General and administrative	10,538	11,535	(11,021)	(g)	11,052
Interest	18,045	186	934	(h)	19,165
Total costs and expenses	75,208	14,012	(10,254)		78,966
Income (loss) before income taxes	(10,748)	(6,832)	9,784		(7,796)
Income tax expense (benefit)	(4,438)	(2,448)	3,664	(i)	(3,222)
Net income (loss)	$(6,310)	$(4,384)	$6,120		$(4,574)

(a)	Represents historical information for North Coast for the 27 day period from January 1 to January 27, 2004.

(b)	Represents reclassifications to conform to EXCO’s presentation.

(c)	Represents the adjustment to capitalize exploration expense as required under the full-cost method of accounting employed by EXCO.

(d)

Represents increased depreciation, depletion and amortization primarily relating to the step up in basis of oil and natural gas properties associated with the purchase price allocation for the North Coast transaction as if it occurred at the beginning of each respective period.

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

10.  Acquisitions and Dispositions

Transactions, other than the acquisition of North Coast, that occurred during the six months ended June 30, 2004

During the six months ended June 30, 2004, we completed eight oil and natural gas property acquisitions in Canada and three in the United States.  Estimated total proved reserves net to our interest from these acquisitions included approximately 750 Mbbls of oil and NGLs and 22.2 Bcf of natural gas.  The total purchase price for the acquisitions was approximately $30.7 million funded with borrowings under our Canadian credit agreement and from surplus cash.

During the six months ended June 30, 2004, we completed 14 sales of oil and natural gas properties in the United States.  As of January 1, 2004, estimated total proved reserves net to our interest from these properties included approximately 1,693 Mbbls of oil and NGLs and 9.1 Bcf of natural gas.  The total sales proceeds we received were approximately $13.8 million.  During the first six months of 2003, we recorded revenue of approximately $3.7 million and oil and natural gas production costs of $1.6 million on these properties.  During the first six months of 2004, we recorded revenue of approximately $2.7 million and oil and natural gas production costs of $1.1 million on these properties through the date of their respective disposition.

Transactions that occurred during the six months ended June 30, 2003

During the six months ended June 30, 2003, we completed six oil and natural gas property acquisitions, four in Canada and two in the United States.  Estimated total proved reserves net to our interest from these acquisitions included approximately 366 Mbbls of oil and NGLs and 7.8 Bcf of natural gas.  The total purchase price for the acquisitions was approximately $10.9 million funded with borrowings under our Canadian credit agreement and from surplus cash.  In addition, we also completed 20 smaller acquisitions during this period for consideration that totaled approximately $1.0 million.

During the first six months of 2003, we sold 26 oil and natural gas properties in the United States.  As of January 1, 2003, estimated total proved reserves net to our interest from these properties included approximately 1,069 Mbbls of oil and NGLs and 1.1 Bcf of natural gas.  The total sales proceeds we received were approximately $4.4 million.  During the first six months of 2003, revenues, oil and natural gas production costs and depletion expense related to these properties were not significant.

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

•      elimination entries necessary to consolidate Resources, the guarantor subsidiaries and the non-guarantor subsidiary; and

•      the Company on a consolidated basis.

Taurus Acquisition, Inc., EXCO Investment I, LLC and EXCO Investment II, LLC are guarantors of the senior unsecured notes.  These companies have no material operations and, accordingly, these companies have been omitted from the guarantor financial information.  Investments in subsidiaries are accounted for using the equity method of accounting.  The financial information for the guarantor and non-guarantor subsidiaries is presented on a combined basis.  The elimination entries primarily eliminate investment in subsidiaries and intercompany balances and transactions.  As of January 27, 2004, North Coast Energy, Inc. and North Coast Energy Eastern, Inc. became guarantors of our senior unsecured notes.

EXCO RESOURCES, INC.

CONSOLIDATING BALANCE SHEET (Unaudited)

December 31, 2003

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$3,372	$—	$3,961	$—	$7,333
Other current assets	10,262	—	13,974	—	24,236
Total current assets	13,634	—	17,935	—	31,569
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	2,598	—	6,597	—	9,195
Proved developed and undeveloped oil and natural gas properties	102,955	84,416	229,308	—	416,679
Allowance for depreciation, depletion and amortization	(3,091)	(2,162)	(6,678)	—	(11,931)
Oil and natural gas properties, net	102,462	82,254	229,227	—	413,943
Office and field equipment, net	811	—	290	—	1,101
Goodwill	24,218	—	29,128	—	53,346
Investments in and advances to affiliates	184,519	12,895	—	(197,368)	46
Other assets, net	4,498	—	527	—	5,025

Total assets	$330,142	$95,149	$277,107	$(197,368)	$505,030

Liabilities and Stockholder’s Equity
Current liabilities	$25,644	$—	$19,544	$—	$45,188
Long-term debt	99,470	—	108,481	—	207,951
Deferred income taxes	12,139	—	33,760	—	45,899
Other liabilities	9,021	1,527	11,575	—	22,123
Payable to parent	—	—	48,927	(48,927)	—
Commitments and contingencies	—	—	—	—	—
Stockholder’s equity	183,868	93,622	54,820	(148,441)	183,869
Total liabilities and stockholder’s equity	$330,142	$95,149	$277,107	$(197,368)	$505,030

EXCO RESOURCES, INC.

CONSOLIDATING BALANCE SHEET (Unaudited)

June 30, 2004

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$30,571	$10,115	$2,136	$—	$42,822
Other current assets	4,435	9,510	20,830	—	34,775
Total current assets	35,006	19,625	22,966	—	77,597
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	2,078	6,101	4,886	—	13,065
Proved developed and undeveloped oil and natural gas properties	102,201	286,585	265,330	—	654,116
Allowance for depreciation, depletion and amortization	(6,642)	(10,874)	(16,400)	—	(33,916)
Oil and natural gas properties, net	97,637	281,812	253,816	—	633,265
Gas gathering, office and field equipment, net	1,116	21,722	295	—	23,133
Goodwill	22,139	—	28,345		50,484
Investments in and advances to affiliates	535,340	25,018	—	(560,372)	(14)
Other assets, net	11,933	22	245	—	12,200
Total assets	$703,171	$348,199	$305,667	$(560,372)	$796,665

Liabilities and Stockholder’s Equity
Current liabilities	$53,686	$12,327	$23,930	$—	$89,943
Long-term debt	453,153	—	1	—	453,154
Deferred income taxes	(1,293)	4,660	32,131	—	35,498
Other liabilities	22,821	6,523	13,922	—	43,266
Payable to parent	—	47,493	173,690	(221,183)	—
Commitments and contingencies	—	—	—	—	—
Stockholder’s equity	174,804	277,196	61,993	(339,189)	174,804
Total liabilities and stockholder’s equity	$703,171	$348,199	$305,667	$(560,372)	$796,665

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended June 30, 2003

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues:
Oil and natural gas sales	$3,433	$6,924	$15,309	$—	$25,666
Other income (loss)	117	140	39	—	296
Equity in earnings of subsidiaries	8,091	—	—	(8,091)	—
Total revenues and other income	11,641	7,064	15,348	(8,091)	25,962
Costs and expenses:
Oil and natural gas production	3,370	1,640	3,876	—	8,886
Depreciation, depletion and amortization	1,524	817	2,726	—	5,067
Accretion of discount on asset retirement obligations	125	12	193	—	330
General and administrative	2,624	—	1,472	—	4,096
Interest	280	—	1,007	—	1,287
Total costs and expenses	7,923	2,469	9,274	—	19,666
Income before income taxes	3,718	4,595	6,074	(8,091)	6,296
Income tax expense	—	—	2,578	—	2,578
Net income	$3,718	$4,595	$3,496	$(8,091)	$3,718

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended June 30, 2004

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues:
Oil and natural gas sales	$11,246	$24,958	$23,289	$—	$59,493
Commodity price risk management activities	(15,580)	(137)	(1,886)	—	(17,603)
Other income (loss)	2,845	226	586	(2,588)	1,069
Equity in earnings of subsidiaries	15,859	—	—	(15,859)	—
Total revenues and other income	14,370	25,047	21,989	(18,447)	42,959
Costs and expenses:
Oil and natural gas production	3,099	4,011	4,797	—	11,907
Depreciation, depletion and amortization	1,926	5,209	5,200	—	12,335
Accretion of discount on asset retirement obligations	96	114	210	—	420
General and administrative	3,230	1,252	1,291	—	5,773
Interest	8,896	1,150	1,795	(2,588)	9,253
Total costs and expenses	17,247	11,736	13,293	(2,588)	39,688
Income (loss) before income taxes	(2,877)	13,311	8,696	(15,859)	3,271
Income tax expense (benefit)	(5,633)	3,794	2,354	—	515
Net income	$2,756	$9,517	$6,342	$(15,859)	$2,756

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Six Months Ended June 30, 2003

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues:
Oil and natural gas sales	$6,500	$12,930	$33,246	$—	$52,676
Other income (loss)	(1,612)	140	71	—	(1,401)
Equity in earnings of subsidiaries	19,195	—	—	(19,195)	—
Total revenues and other income	24,083	13,070	33,317	(19,195)	51,275
Costs and expenses:
Oil and natural gas production	6,752	3,166	7,488	—	17,406
Depreciation, depletion and amortization	3,019	1,697	5,430	—	10,146
Accretion of discount on asset retirement obligations	206	69	350	—	625
General and administrative	4,898	—	2,746	—	7,644
Interest	580	—	1,815	—	2,395
Total costs and expenses	15,455	4,932	17,829	—	38,216
Income before income taxes	8,628	8,138	15,488	(19,195)	13,059
Income tax expense	—	—	5,247	—	5,247
Income before cumulative effect of change in accounting principle	8,628	8,138	10,241	(19,195)	7,812
Cumulative effect of change in accounting principle, net of income taxes	(561)	—	816	—	255
Net income	$8,067	$8,138	$11,057	$(19,195)	$8,067

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Six Months Ended June 30, 2004

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues:
Oil and natural gas sales	$21,841	$43,030	$42,356	$—	$107,227
Commodity price risk management activities	(37,155)	(2,124)	(5,202)	—	(44,481)
Other income (loss)	3,883	369	765	(3,303)	1,714
Equity in earnings of subsidiaries	24,208	—	—	(24,208)	—
Total revenues and other income	12,777	41,275	37,919	(27,511)	64,460
Costs and expenses:
Oil and natural gas production	6,731	6,782	9,185	—	22,698
Depreciation, depletion and amortization	3,901	9,287	9,903	—	23,091
Accretion of discount on asset retirement obligations	199	209	428	—	836
General and administrative	5,820	1,970	2,748	—	10,538
Interest	16,445	1,925	2,978	(3,303)	18,045
Total costs and expenses	33,096	20,173	25,242	(3,303)	75,208
Income (loss) before income taxes	(20,319)	21,102	12,677	(24,208)	(10,748)
Income tax expense (benefit)	(14,009)	5,465	4,106	—	(4,438)
Net income (loss)	$(6,310)	$15,637	$8,571	$(24,208)	$(6,310)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW (Unaudited)

For the Three Month Period Ended June 30, 2003

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided (used) by operating activities	$(6,299)	$5,424	$16,749	$—	$15,874
Investing Activities:
Additions to oil and natural gas property and equipment	(1,714)	382	(11,886)	—	(13,218)
Proceeds from dispositions of property and equipment	(190)	1,570	—	—	1,380
Advances/investments with affiliates	7,356	(7,376)	20	—	—
Other investing activities	—	—	(72)	—	(72)
Net cash provided (used) in investing activities	5,452	(5,424)	(11,938)	—	(11,910)
Financing Activities:
Proceeds from long-term debt	5,750	—	3,639	—	9,389
Payments on long-term debt	(3,750)	—	(8,138)	—	(11,888)
Deferred financing costs	(18)	—	(17)	—	(35)
Other financing activities	(1,267)	—	1	—	(1,266)
Net cash provided (used) by financing activities	715	—	(4,515)	—	(3,800)
Net increase (decrease) in cash	(132)		296	—	164
Effect of exchange rates on cash and cash equivalents	—	—	107	—	107
Cash at beginning of period	2,451	—	(213)	—	2,238
Cash at end of period	$2,319	$—	$190	$—	$2,509

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW (Unaudited)

For the Three Month Period Ended June 30, 2004

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided by operating activities	$13,248	$17,990	$3,377	$—	$34,615
Investing Activities:
Additions to oil and natural gas property and equipment	(4,728)	(7,865)	(22,031)	—	(34,624)
Acquisition of North Coast Energy, Inc	(78)	—	—	—	(78)
Proceeds from dispositions of property and equipment	3,423	3,543	—	—	6,966
Other investing activities	—	—	(100)	—	(100)
Net cash used in investing activities	(1,383)	(4,322)	(22,131)	—	(27,836)
Financing Activities:
Proceeds from note payable and long-term debt	103,250	—	—	—	103,250
Payments on long-term debt			(91,094)	—	(91,094)
Advances/investments with affiliates	(93,270)	(16,826)	110,169	—	73
Deferred financing costs	(2,011)	—	48	—	(1,963)
Net cash provided (used) by financing activities	7,969	(16,826)	19,123	—	10,266
Net increase (decrease) in cash	19,834	(3,158)	369	—	17,045
Effect of exchange rates on cash and cash equivalents	—	—	(2,870)	—	(2,870)
Cash at beginning of period	14,444	9,566	4,637	—	28,647
Cash at end of period	$34,278	$6,408	$2,136	$—	$42,822

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW (Unaudited)

For the Six Month Period Ended June 30, 2003

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided (used) by operating activities	$(7,167)	$9,904	$21,702	$—	$24,439
Investing Activities:
Additions to oil and natural gas property and equipment	(4,283)	(276)	(23,033)	—	(27,592)
Proceeds from dispositions of property and equipment	2,860	1,570	—	—	4,430
Advances/investments with affiliates	10,672	(11,198)	526	—	—
Other investing activities	—	—	(104)	—	(104)
Net cash provided (used) in investing activities	9,249	(9,904)	(22,611)	—	(23,266)
Financing Activities:
Proceeds from long-term debt	13,250	—	12,216	—	25,466
Payments on long-term debt	(11,750)	—	(10,849)	—	(22,599)
Deferred financing costs	(551)	—	(456)	—	(1,007)
Other financing activities	(2,579)	—	—	—	(2,579)
Net cash provided (used) by financing activities	(1,630)	—	911	—	(719)
Net increase in cash	452	—	2	—	454
Effect of exchange rates on cash and cash equivalents	—	—	113	—	113
Cash at beginning of period	1,867	—	75	—	1,942
Cash at end of period	$2,319	$—	$190	$—	$2,509

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW (Unaudited)

For the Six Month Period Ended June 30, 2004

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided by operating activities	$14,622	$32,003	$17,056	$—	$63,681
Investing Activities:
Additions to oil and natural gas property and equipment	(9,498)	(13,774)	(38,900)	—	(62,172)
Acquisition of North Coast Energy, Inc	(225,562)	10,429	—	—	(215,133)
Proceeds from dispositions of property and equipment	10,652	3,160	—	—	13,812
Other investing activities	781	—	(115)	—	666
Net cash used in investing activities	(223,627)	(185)	(39,015)	—	(262,827)
Financing Activities:
Proceeds from note payable and long-term debt	460,351	—	—	—	460,351
Payments on long-term debt	(106,570)	—	(102,993)	—	(209,563)
Advances/investments with affiliates	(104,353)	(21,703)	126,116	—	60
Deferred financing costs	(13,224)	—	42	—	(13,182)
Net cash provided (used) by financing activities	236,204	(21,703)	23,165	—	237,666
Net increase in cash	27,199	10,115	1,206	—	38,520
Effect of exchange rates on cash and cash equivalents	—	—	(3,031)	—	(3,031)
Cash at beginning of period	3,372	—	3,961	—	7,333
Cash at end of period	$30,571	$10,115	$2,136	$—	$42,822

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

Overview

We are an independent energy company engaged in the acquisition, exploration, development and exploitation of oil and natural gas properties in the United States and Canada.  From January 1, 2001 to June 30, 2004, we have spent in excess of $440.0 million on property and corporate acquisitions.  Further, on July 29, 2003, we completed a “going private” transaction that resulted in all of our outstanding common stock being acquired by EXCO Holdings Inc., a holding company owned by certain members of our management and several institutional and other investors.  This transaction resulted in a change in the valuation of our assets and liabilities.  On January 27, 2004, we acquired all of the outstanding common stock of North Coast Energy, Inc. (North Coast) for a purchase price of approximately $225.6 million, including the assumption of $57.0 million in outstanding bank debt.  Our strategy is to continue to grow primarily through the acquisition of proved oil and natural gas reserves and, to the extent possible, through the exploitation and development of these properties.  We funded the acquisition of North Coast through the issuance on January 20, 2004 of $350.0 million in 7¼% senior notes due January 15, 2011.  Additionally, on April 13, 2004, we completed a private placement of an additional $100.0 million aggregate principal amount of 7¼% senior notes due January 15, 2011 having the same terms and governed by the same indenture as the notes issued on January 20, 2004.  The notes issued on April 13, 2004 were issued at a price of 103.25% of the principal amount plus interest accrued since January 20, 2004.  We used approximately $98.8 million of the proceeds from this offering to repay substantially all of the indebtedness outstanding under our Canadian credit agreement.  We expect to continue to use debt, primarily under our bank credit agreements, to make future acquisitions.  We also expect to enter into new derivative financial instruments to reduce our exposure to changes in the prices of oil and natural gas.

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

We prepared our condensed consolidated financial statements for inclusion in this report in accordance with accounting principles that are generally accepted in the United States, or GAAP.  GAAP represents a comprehensive set of accounting and disclosure rules and requirements, and applying these rules and requirements requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives.  Effective July 29, 2003, in connection with the going private transaction, we discontinued hedge accounting for derivative financial instruments.  See “Accounting for Derivatives” for a discussion of this change.  The following is a discussion of our most critical accounting policies, judgments and uncertainties that are inherent in our application of GAAP.

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

Deferred Tax Asset Valuations

We periodically assess the probability of recovering recorded deferred tax assets based on our assessment of future earnings outlook by tax jurisdiction.  These estimates are inherently imprecise because we make many assumptions in the assessment process.  For the three and six months ended June 30, 2003 (predecessor basis), our net deferred tax asset in the U.S. was fully reserved due to the uncertainty of the realization of such benefits.  Effective with the going private transaction, as of July 29, 2003, EXCO (successor basis) is now in a deferred tax liability position in the U.S. due to the step-up in basis for book purposes related to purchase accounting and the carryover of tax basis.  Accordingly, no valuation allowance relating to deferred tax assets was recognized in our purchase price allocation except for a valuation allowance of approximately $2.6 million for net operating loss carryforwards that are subject to limitations and are expected to expire before being utilized.

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

Goodwill

As a result of a change in control, the going private transaction has been accounted for using the purchase method of accounting pursuant to SFAS No. 141, “Accounting for Business Combinations.”  As a result, EXCO Holdings’ cost of acquiring EXCO has been allocated to the assets and liabilities acquired based upon estimated fair values.  Under applicable generally accepted accounting principles, the new basis of accounting for EXCO Holdings is “pushed down” to the subsidiary company, EXCO.  Therefore, EXCO’s financial position and operating results subsequent to July 28, 2003 reflect a new basis of accounting and are not comparable to prior periods.  In addition, tax basis carried over from the formerly public company as a result of the merger.  The going private purchase price has been allocated to the assets acquired and liabilities assumed according to the estimated fair values.  The purchase price allocation resulted in $51.1 million of goodwill being recorded, $24.2 million in the United States geographic operating segment and $26.9 million in the Canadian geographic operating segment.  Changes in the balance of goodwill from the date of acquisition to June 30, 2004 are the result of sales of oil and natural gas properties in the United States, the sale of our Enron claim and foreign currency translation adjustments for associated Canadian goodwill.  None of the goodwill is currently deductible for income tax purposes.  Furthermore, in accordance with SFAS No. 142, “Goodwill and Intangible Assets,” goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise.  Impairment tests, which involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, are performed annually at the end of our fourth quarter.  Losses, if any, resulting from impairment tests will be reflected in operating income in the statement of operations.  There was no goodwill recorded as a result of the North Coast acquisition.

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

Our Results of Operations

The following is a discussion of our financial condition and results of operations for the three and six month periods ended June 30, 2003 and 2004.

The comparability of our results of operations from period to period is impacted by:

•      the acquisition of North Coast on January 27, 2004;

•      property acquisitions and, to a lesser degree, property dispositions that have occurred during the periods presented;

•      significant changes in the amount of our long-term debt including the issuance of our 7 ¼% senior notes on January 20, 2004 in the amount of $350.0 million and on April 13, 2004 in the amount of $103.3 million (including applicable premium).

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

United States

We produce oil, natural gas and NGLs.  We do not refine or process the oil we produce . With the exception of our Black Lake Field in Louisiana, we do not process a significant portion of the natural gas or NGLs we produce.  At the Black Lake Field we operate a natural gas processing plant that is 100% dedicated to production from the field.

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

We sell the majority of our natural gas under short-term contracts using market sensitive pricing.  Our sales contracts are of a type common within the industry, and we frequently negotiate a separate contract for each property.  We sell our natural gas to transmission and utility companies that have pipelines in the vicinity of our producing properties, to companies that will construct pipelines to our properties, to third party natural gas marketing companies and directly to end users.

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

At June 30, 2004, we were selling approximately 20,000 Mmbtus of our Canadian natural gas per day to a purchaser at market sensitive prices.  The remainder of our Canadian natural gas is sold to various purchasers at market sensitive prices.

Our NGLs are sold primarily to two different buyers under contracts which provide for index pricing less transportation and fractionation fees.

Revenues

The following tables present our oil and natural gas revenues (before commodity price risk management activities), production and average unit sales price for the three month and six month periods ended June 30, 2003 and 2004.  For the three month and six month periods ended June 30, 2003, cash settlements of hedge transactions are included in oil and natural gas revenues in the condensed consolidated statement of operations.  Those settlements are not reflected in the revenue amounts shown below.  The table also shows the changes in these amounts between periods.

	Three months ended June 30,		Quarter to quarter change	Six months ended June 30,		Year to year change
	2003	2004	2003-2004	2003	2004	2003-2004
	(In thousands)
Oil and natural gas revenues before commodity price risk management activities:

Oil revenues:
EXCO	$5,481	$5,339	$(142)	$12,300	$10,977	$(1,323)
North Coast	—	995	995	—	1,613	1,613
Total U.S.	5,481	6,334	853	12,300	12,590	290
Canada	3,013	5,756	2,743	6,652	9,319	2,667
Total	$8,494	$12,090	$3,596	$18,952	$21,909	$2,957

Natural gas revenues:
EXCO	$8,842	$10,839	$1,997	$18,427	$21,120	$2,693
North Coast	—	18,585	18,585	—	30,317	30,317
Total U.S.	8,842	29,424	20,582	18,427	51,437	33,010
Canada	10,473	13,527	3,054	22,412	25,736	3,324
Total	$19,315	$42,951	$23,636	$40,839	$77,173	$36,334

Natural gas liquids revenues:
EXCO	$313	$447	$134	$690	$845	$155
North Coast	—	—	—	—	—	—
Total U.S.	313	447	134	690	845	155
Canada	1,824	4,005	2,181	4,182	7,300	3,118
Total	$2,137	$4,452	$2,315	$4,872	$8,145	$3,273

Total oil and natural gas revenues:
EXCO	$14,636	$16,625	$1,989	$31,417	$32,942	$1,525
North Coast	—	19,580	19,580	—	31,930	31,930
Total U.S.	14,636	36,205	21,569	31,417	64,872	33,455
Canada	15,310	23,288	7,978	33,246	42,355	9,109
Total	$29,946	$59,493	$29,547	$64,663	$107,227	$42,564

	Three months ended June 30,		Quarter to quarter change	Six months ended June 30,		Year to year change
	2003	2004	2003-2004	2003	2004	2003-2004

Production:

Oil (Mbbls):
EXCO	199	144	(55)	411	313	(98)
North Coast	—	29	29	—	49	49
Total U.S.	199	173	(26)	411	362	(49)
Canada	113	167	54	224	282	58
Total	312	340	28	635	644	9

Natural gas (Mmcf):
EXCO	1,895	2,034	139	3,794	4,122	328
North Coast	—	2,842	2,842	—	4,851	4,851
Total U.S.	1,895	4,876	2,981	3,794	8,973	5,179
Canada	1,860	2,615	755	3,993	4,975	982
Total	3,755	7,491	3,736	7,787	13,948	6,161

Natural gas liquids (Mbbls):
EXCO	15	16	1	30	31	1
North Coast	—	—	—	—	—	—
Total U.S.	15	16	1	30	31	1
Canada	76	167	91	159	310	151
Total	91	183	92	189	341	152

Total production (Mmcfe):
EXCO	3,179	2,996	(183)	6,438	6,187	(251)
North Coast	—	3,016	3,016	—	5,142	5,142
Total U.S.	3,179	6,012	2,833	6,438	11,329	4,891
Canada	2,993	4,621	1,628	6,288	8,532	2,244
Total	6,172	10,633	4,461	12,726	19,861	7,135

	Three months ended June 30,		Quarter to quarter change	Six months ended June 30,		Year to year change
	2003	2004	2003-2004	2003	2004	2003-2004

Average sales price (before cash settlements of derivative financial instruments):

Oil (per Bbl):
EXCO	$27.55	$36.97	$9.42	$29.94	$35.02	$5.08
North Coast	—	34.21	34.21	—	33.16	33.16
Total U.S.	27.55	36.61	9.06	29.94	34.78	4.84
Canada	26.60	34.39	7.79	29.67	32.99	3.32
Total	27.21	35.47	8.26	29.84	33.99	4.15

Natural gas (per Mcf):
EXCO	$4.67	$5.33	$0.66	$4.86	$5.12	$0.26
North Coast	—	6.54	6.54	—	6.25	6.25
Total U.S.	4.67	6.03	1.36	4.86	5.73	0.87
Canada	5.63	5.17	(0.46)	5.61	5.17	(0.44)
Total	5.14	5.73	0.59	5.24	5.53	0.29

Natural gas liquids (per Bbl):
EXCO	$20.75	$27.96	$7.21	$23.16	$27.51	$4.35
North Coast	—	—	—	—	—	—
Total U.S.	20.75	27.96	7.21	23.16	27.51	4.35
Canada	24.16	23.98	(0.18)	26.41	23.51	(2.90)
Total	23.59	24.32	0.73	25.90	23.87	(2.03)

Total oil and natural gas revenues (per Mcfe):

EXCO	$4.60	$5.55	$0.95	$4.88	$5.32	$0.44
North Coast	—	6.49	6.49	—	6.21	6.21
Total U.S.	4.60	6.02	1.42	4.88	5.73	0.85
Canada	5.12	5.04	(0.08)	5.29	4.96	(0.33)
Total	4.85	5.59	0.74	5.08	5.40	0.32

Our revenues from the sale of oil, natural gas and NGLs, before cash settlements of derivative financial instruments, for the three months and six months ended June 30, 2004 increased by $29.5 million, and $42.6 million, respectively, or 99% and 66%, respectively, over the three months and six months ended June 30, 2003 primarily due to the acquisition of North Coast.  Oil and natural gas revenues for North Coast for the three month period ended June 30, 2004 and for the period from January 27, 2004 to June 30, 2004 were $19.6 million and $31.9 million, respectively.  The increase in revenue was also due to 23% and 16%, respective increases in oil and natural gas production volumes on an equivalent basis, excluding North Coast.  This increase in production volumes is due primarily to favorable results from development drilling activity in Canada and the completion in January 2004 of our Miami Corp. 35-1 sidetrack well.  For the three month and six month periods ended June 30, 2004, increases in oil, natural gas and NGL prices increased revenues by $4.9 million and $4.5 million respectively.  Oil production and oil revenues for EXCO have declined due to property sales in 2003 and 2004 and a general decline in production from our oil producing properties.

	Three months ended June 30,		Quarter to quarter change	Six months ended June 30,		Year to year change
	2003	2004	2003-2004	2003	2004	2003-2004
	(In thousands)
Commodity price risk management activities:

Cash settlements on derivative financial instruments	$(4,881)	$(8,543)	$(3,662)	$(12,761)	$(12,558)	$203
Non-cash change in fair value of derivative financial instruments	—	(9,060)	(9,060)	—	(31,923)	(31,923)
Total commodity price risk management activities	$(4,881)	$(17,603)	$(12,722)	$(12,761)	$(44,481)	$(31,720)

	Three months ended June 30,		Quarter to quarter change	Six months ended June 30,		Year to year change
	2003	2004	2003-2004	2003	2004	2003-2004
	(In thousands)
Other income (expense):

Income from terminated hedges	$631	$—	$(631)	$1,606	$—	$(1,606)
Income (expense) from hedge ineffectiveness	—	—	—	(2,544)	—	2,544
Gain/(loss) from foreign currency translation	(823)	501	1,324	(1,078)	681	1,759
Interest, dividend, processing and other, net	488	568	80	615	1,033	418
Total other income (expense)	$296	$1,069	$773	$(1,401)	$1,714	$3,115

Our cash settlements of derivative financial instruments reduced revenue by $4.9 million and $8.5 million during the three months ended June 30, 2003 and 2004, respectively, and $12.8 million and $12.6 million, respectively, during the six months ended June 30, 2003 and 2004.  The NYMEX oil and natural gas prices that are used to settle our hedges increased significantly over the oil and natural gas prices of our contracts.  The increases in prices resulted in us making significant payments to our counterparties to settle our derivative financial instruments during the quarter and decreased our revenues as a result.  We also had a significant increase in the volume of natural gas under derivative financial instruments to reflect the increase in our natural gas production as a result of the acquisition of North Coast.

Prior to the completion of the going private transaction, we accounted for our derivative financial instruments as cash flow hedges.  During the six months period ended June 30, 2003, we reduced our revenues by $2.5 million for the ineffective portion of the change in the fair value of our hedges.  The ineffectiveness was primarily due to a significant increase in March 2003 in the difference between the NYMEX price for oil and natural gas, which is the price we use to settle our derivative financial instruments and the actual price that we receive in the field for the physical delivery of our oil and natural gas production. For the three and six month periods ended June 30, 2004, we have recognized as a reduction of revenue $9.1 million and $31.9 million, respectively, from the change in the fair value of our derivative financial instruments.  Previously, the effective portion of this change was reflected in other comprehensive income while the ineffective portion was recognized in current period earnings.  We expect that our revenues will continue to be significantly impacted in future periods by the change in the fair value of our derivative financial instruments as a result of the volatility in oil and natural gas prices and the volume of future oil and natural gas sales covered under our commodity price risk management program.  For the three months ended June 30, 2004, the following percentages of our oil and natural gas production were subject to derivative financial instruments:  57% and 44% of oil and natural gas production were subject to swap agreements; 23% of natural gas production was subject to floor price agreements; and, 12% of natural gas production was subject to costless collar agreements.

During the three and six months ended June 30, 2003, we recorded approximately $600,000 and $1.6 million as non-cash income from terminated hedges as other income.  As a result of the going private transaction, we ceased recording such income. During the three month and six month periods ended June 30, 2004, we have recorded foreign currency transaction gains of $501,000 and $681,000, respectively, while we had foreign currency transaction losses of $823,000 and $1.1 million during the three and six month periods ended June 30, 2003.  This increase in income is a result of the relative increase of the U.S. dollar versus the Canadian dollar.

Costs and Expenses

The following tables present our oil and natural gas production costs and average oil and natural gas production cost per Mcfe for the three and six months ended June 30, 2003 and 2004.

	Three months ended June 30,		Quarter to Quarter change	Six months ended June 30,		Year to year change
	2003	2004	2003-2004	2003	2004	2003-2004
	(In thousands)

Oil and natural gas production costs:

Oil and natural gas operating costs:
EXCO	$3,738	$2,844	$(894)	$7,245	$6,364	$(881)
North Coast	—	2,189	2,189	—	3,473	3,473
Total U.S.	3,738	5,033	1,295	7,245	9,837	2,592
Canada	3,617	4,608	991	7,201	8,781	1,580
Total	$7,355	$9,641	$2,286	$14,446	$18,618	$4,172

Production and ad valorem taxes:
EXCO	$1,272	$1,262	$(10)	$2,673	$2,343	$(330)
North Coast	—	815	815	—	1,333	1,333
Total U.S.	1,272	2,077	805	2,673	3,676	1,003
Canada	259	189	(70)	287	404	117
Total	$1,531	$2,266	$735	$2,960	$4,080	$1,120

Total oil and natural gas production costs:
EXCO	$5,010	$4,106	$(904)	$9,918	$8,707	$(1,211)
North Coast	—	3,004	3,004	—	4,806	4,806
Total U.S.	5,010	7,110	2,100	9,918	13,513	3,595
Canada	3,876	4,797	921	7,488	9,185	1,697
Total	$8,886	$11,907	$3,021	$17,406	$22,698	$5,292

	Three months ended June 30,		Quarter to Quarter change	Six months ended June 30,		Year to year change
	2003	2004	2003-2004	2003	2004	2003-2004

Oil and natural gas production costs per Mcfe:

Oil and natural gas operating costs:
EXCO	$1.18	$0.95	$(0.23)	$1.13	$1.03	$(0.10)
North Coast	—	0.73	0.73	—	0.68	0.68
Total U.S.	1.18	0.84	(0.34)	1.13	0.87	(0.26)
Canada	1.21	1.00	(0.21)	1.15	1.03	(0.12)
Total	1.19	0.91	(0.28)	1.14	0.94	(0.20)

Production and ad valorem taxes:
EXCO	$0.40	$0.42	$0.02	$0.42	$0.38	$(0.04)
North Coast	—	0.27	0.27	—	0.26	0.26
Total U.S.	0.40	0.35	(0.05)	0.42	0.32	(0.10)
Canada	0.09	0.04	(0.05)	0.05	0.05	—
Total	0.25	0.21	(0.04)	0.23	0.21	(0.02)

Total oil and natural gas production:
EXCO	$1.58	$1.37	$(0.21)	$1.54	$1.41	$(0.13)
North Coast	—	1.00	1.00	—	0.93	0.93
Total U.S.	1.58	1.18	(0.40)	1.54	1.19	(0.35)
Canada	1.30	1.04	(0.26)	1.19	1.08	(0.11)
Total	1.44	1.12	(0.32)	1.37	1.14	(0.23)

Our oil and natural gas operating costs for the three and six months ended June 30, 2004 increased $2.3 million and $4.2 million, or 31% and 29%, respectively, from the same periods in 2003.  The primary reasons for the increases in oil and natural gas operating costs are:

•      our acquisition of North Coast which increased oil and natural gas operating costs by $2.2 million and $3.5 million;

•      our acquisitions of additional interests in the Vinegarone properties in the United States and the acquisition of several properties in Canada during 2003 and 2004; and

•      other, smaller acquisitions and new wells added through our development and exploitation capital program, mainly in Canada.

These increases were partially offset by the oil and natural gas operating costs incurred on oil and natural gas properties in the United States that were sold in 2003 and 2004.  Oil and natural gas operating costs in the Appalachian Basin, where North Coast operates, are generally lower on a per unit basis, than in the basins where EXCO operates.

Production and ad valorem taxes for the three and six months ended June 30, 2004 increased by $735,000 and $1.1million, or 48% and 38%, respectively, over the same periods in 2003.  These increases are primarily attributable to our acquisition of North Coast which increased production and ad valorem taxes by $815,000 and $1.3 million.  These increases were partially offset by absence of production taxes from oil and natural gas properties in the United States that were sold in 2003 and 2004.  These taxes are generally based upon the price received for production.  No production taxes are paid in Canada.

Our depreciation, depletion and amortization costs for the three and six months ended June 30, 2004 increased by $7.3 million and $12.9 million, or 143% and 128%, respectively, from the same periods in 2003. The primary reasons for this increase are:

•    the increase in basis associated with proved oil and natural gas property value due to the going private transaction;

•    our acquisitions of North Coast (which accounted for approximately $3.8 million and $6.3 million of the increases), the additional interests in the Vinegarone properties and other smaller property acquisitions during 2003 and 2004; and

•    the higher sales volumes from Canadian properties for the three and six months ended June 30, 2004 when compared to the three and six months ended June 30, 2003.

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

	Three months ended June 30,		Quarter to Quarter change	Six months ended June 30,		Year to year change
	2003	2004	2003-2004	2003	2004	2003-2004
	(In thousands, except per unit and employee count)
General and administrative costs:

Gross G&A expense	$5,022	$7,050	$2,028	$9,493	$12,874	$3,381
Operator overhead charges	(597)	(625)	(28)	(1,199)	(1,315)	(116)
Capitalized acquisition and exploitation charges	(329)	(652)	(323)	(650)	(1,021)	(371)
Net G&A expense	$4,096	$5,773	$1,677	$7,644	$10,538	$2,894

General and administrative expense per Mcfe	$0.66	$0.54	$(0.12)	$0.60	$0.53	$(0.07)
Number of employees at end of period	129	296	167	129	296	167

Our general and administrative costs for the three and six months ended June 30, 2004 increased by $1.7 million and $2.9 million, or 41% and 38%, respectively, over the same periods in 2003 and was primarily attributable to:

•      the acquisition of North Coast which increased general and administrative costs by $1.3 million and $2.0 million and the total number of employees at June 30, 2004 by 151;

•      an increase in salaries, benefits and other personnel related costs of $1.1 million and $2.4 million, a significant portion of which is related to compensation and bonus plans as a result of the going private transaction;

•      a reduction in legal expense of approximately $600,000 and $798,000 primarily due to costs incurred in 2003 for the going private transaction; and

•      in 2003, we had stock option compensation expense of approximately $409,000 and $846,000 while there was no stock option compensation expense in 2004.

We expect that our general administrative expenses will increase during 2004 as a result of the acquisition of North Coast. The Appalachian Basin, where North Coast operates, represents a new core area for us and, as a result, we have decided at this time to not make significant changes in the operations or staffing of North Coast.

	Three months ended June 30,		Quarter to quarter change	Six months ended June 30,		Year to year change
	2003	2004	2003-2004	2003	2004	2003-2004
	(In thousands)

Interest expense:

7 ¼% senior notes due 2011	$—	$7,788	$7,788	$—	$12,722	$12,722
U.S. and Canadian credit agreements	1,287	318	(969)	2,331	1,605	(726)
$50 million senior term loan	—	—	—	—	222	222
Amortization and write off of deferred financing costs	—	914	914	—	3,056	3,056
Interest expense on interest rate swaps	—	208	208	—	341	341
Other interest expense	—	25	25	64	99	35
Total interest expense	$1,287	$9,253	$7,966	$2,395	$18,045	$15,650

Our interest expense for the three and six months ended June 30, 2004 increased $8.0 million and $15.7 million from the same periods in 2003.  These increases are primarily due to the issuance on January 20, 2004 of $350.0 million aggregate principal amount and on April 13, 2004 of $100.0 million, aggregate principal amount of 7¼% senior notes due 2011. Additionally, the amortization of deferred financing costs related to the senior notes and the amendment and restatement of our U.S. and Canadian credit facility increased interest expense by $914,000 and $3.1 million.  (Prior to 2004, the amortization of deferred financing costs is reflected in the condensed consolidated statement of operations as part of depreciation, depletion and amortization).  Amortization of deferred financing costs in 2004 includes approximately $1.7 million in costs relating to the senior term loan that was repaid in full in January 2004 and fees incurred on a bridge facility related to the North Coast acquisition.  No funds were borrowed under the bridge facility.  Our long-term debt balance at June 30, 2004 was $453.2 million compared to $207.9 million at December 31, 2003.  As a result of the issuance of the senior notes on January 20, 2004 and April 13, 2004, we expect our interest expense to be significantly higher in 2004 than it was in 2003.

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

Effective July 29, 2003 and in conjunction with our going private transaction, the deferred tax asset valuation allowance was reduced in the purchase price allocation as EXCO (successor basis) is now in a deferred tax liability position.  There is a valuation allowance of approximately $2.6 million for net operating loss carryforwards that are subject to limitations and are expected to expire before being utilized.  During the three and six months ended June 30, 2004, EXCO recognized tax benefits in the U.S. of $1.8 million and $8.5 million relating to U.S. generated losses during this period.  During the three month period ended June 30, 2004, we recognized Canadian tax expense of $2.4 million that consists of a current tax expense of $2.5 million and a deferred income tax benefit of approximately $150,000.  During the six month period ended June 30, 2004, we recognized Canadian tax expense of $4.1 million that consists of a current tax expense of $4.8 million and a deferred income tax benefit of approximately $700,000.  The deferred tax benefit for the three and six month periods ended June 30, 2004 is primarily the result of tax legislation enacted in May 2004 in the Province of Alberta to lower its income tax rate by 1%.  That resulted in a benefit of approximately $900,000.  There was additional tax legislation that became effective in Canada on November 7, 2003 that will phase-in reduced income tax rates and allow for the deductibility of crown royalties in the determination of federal and provincial income taxes which resulted in a deferred tax benefit of $4.9 million in the fourth quarter of 2003.  However, the Province of Alberta has indicated that it is not going to follow the federal government phase-in deduction of crown royalties and it intends to enact legislation during 2004 that will provide for the full deduction of crown royalties beginning in 2007 with no phase-in period.  This legislation has been introduced but has not yet been enacted. As a result, we have not recognized the impact of these potential tax law changes as of June 30, 2004.

The cumulative effect of change in accounting principle, net of income tax, is the result of the adoption of SFAS 143 on January 1, 2003.  In accordance with the provisions of SFAS 143, we recognized a $255,000 benefit from the cumulative effect of change in accounting principle, net of $690,000 of associated deferred income taxes.

Our Liquidity, Capital Resources and Capital Commitments

General

Most of our growth has resulted from acquisitions and our development and exploitation program. Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining financing flexibility. In the past, we have utilized a variety of sources of capital to fund our acquisition, development and exploitation programs and to fund our operations. Our general financial strategy is to use a combination of cash flow from operations, bank financing and the sale or issuance of debt securities to fund our operations, conduct development and exploitation activities and to fund acquisitions. We do not have a set budget for acquisitions as these tend to be opportunity driven. Historically, we have used the proceeds from the issuance of equity and debt securities and borrowings under our credit agreements to raise cash to fund acquisitions.  We are currently highly leveraged.  We may need to raise additional equity capital to allow us to acquire significant oil and natural gas properties in the future.  We cannot assure you that funds will be available to us in the future to meet our budgeted capital spending or to fund acquisitions. Furthermore, our ability to borrow from sources other than our credit agreements is subject to restrictions imposed by our lenders. In addition, the indenture governing our senior notes contains restrictions on incurring indebtedness and the pledging of our assets. If we cannot secure additional funds for our planned development and exploitation activities or for future acquisitions, then we will be required to delay or substantially reduce these activities.

We have significantly increased the amount of our long-term debt since December 31, 2003. This increase was primarily the result of the issuance on January 20, 2004 of $350.0 million aggregate principal amount of 7¼% senior notes. Additionally, on April 13, 2004, we completed a private placement of an additional $100.0 million aggregate principal amount of our 7¼% senior notes due January 15, 2011 having the same terms and governed by the same indenture as the notes issued on January 20, 2004.  The notes issued April 13, 2004 were issued at a price of 103.25% of the principal amount plus interest accrued since January 20, 2004. We used approximately $98.8 million of the proceeds from the April 2004 offering to repay substantially all of the indebtedness outstanding under our Canadian credit agreement.

We generated operating cash flow of approximately $34.6 million and $63.7 million after changes in working capital for the three and six months ended June 30, 2004, which helped fund our acquisition, development and exploitation activities. At June 30, 2004, our cash and cash equivalents balance was $42.8 million, an increase of $35.5 million from December 31, 2003.  On July 15, 2004, we made the initial interest payment on our 7 ¼% senior notes in the amount of $15.9 million.  Our working capital deficit at June 30, 2004 decreased to $12.3 million from $13.6 million at December 31, 2003.  This occurred primarily due to the accumulation of cash in anticipation of the July 15, 2004 interest payment.

Acquisitions and Capital Expenditures

In November 2003, we entered into the North Coast Acquisition Agreement to acquire all of the issued and outstanding stock of North Coast. On January 27, 2004, we completed the North Coast acquisition.  We funded the North Coast acquisition from the net proceeds from the offering of the senior notes on January 20, 2004.

	Six Months Ended June 30,
	2003	2004
	(In thousands)
Capital expenditures:
Property acquisitions	$12,570	$30,655
Acquisition of North Coast Energy, Inc. net of cash acquired	—	215,133
Development capital expenditures	14,216	25,644
Other	6,610	4,925
Total capital expenditures	$33,396	$276,357

During 2004, we have budgeted approximately $75.6 million for our development, exploitation and exploration activities, including $23.5 million for properties acquired in the North Coast acquisition.  For the six months ended June 30, 2004, we spent $10.6 million in the United States and $15.1 million in Canada on our development and exploitation activities. As of June 30, 2004, we were contractually obligated to spend $2.7 million for our development and exploitation activities.

On July 21, 2004, we entered into an agreement to acquire oil and natural gas properties located in Alberta, Canada for a price of CDN $25.5 million (approximately U.S. $19.1 million).  We anticipate that we will complete this acquisition during August 2004.  We anticipate that this acquisition will be funded with borrowings under our Canadian credit agreement.  We also completed an acquisition of oil and natural gas properties located in Alberta, Canada on July 21, 2004 for a price of CDN $1.8 million (approximately U.S. $1.4 million).  This acquisition was funded with surplus cash.

On July 29, 2004, we acquired natural gas properties located in Rusk County, Texas for a total purchase price of $35.9 million ($35.6 million after contractual adjustments).  Additionally, we have placed $2.3 million in an escrow account to acquire additional interests in certain of the same properties if the seller is able to satisfy certain contractual obligations.  Estimated total proved reserves acquired and to be acquired, net to our interest, include approximately 244,600 Bbls of oil and 25.2 Bcf of natural gas.  We funded the acquisition with $32.0 million in borrowings under our U.S. credit agreement and from surplus cash.  The properties acquired consist of 32 producing natural gas wells, which we now operate, and a significant number of proved undeveloped, probable and possible locations.  The acquisition of these properties may result in an increase in our budgeted capital expenditures for our development, exploitation and exploration activities in 2004.

We expect to continue to utilize cash from operations and available funds under our credit agreements to fund our acquisitions, capital expenditures and working capital.  We also plan on selling non-strategic assets during 2004.  From January 1,

2004 through June 30, 2004, we have sold non-strategic oil and natural gas properties in the United States for net proceeds of approximately $13.8 million.  We anticipate that we may realize up to $50.0 million from the sale of oil and natural gas properties during 2004.  We also sold EXCO’s claim in the Enron bankruptcy to a third party in April 2004 for net proceeds of approximately $4.7 million.  We believe that our capital resources from existing cash balances, cash flow from operating activities and borrowing capacity under our amended and restated credit facilities are adequate to meet the cash requirements of our business.  However, future cash flows are subject to a number of variables including production volumes and oil and natural gas prices.  If cash flows decline we would be required to reduce our capital expenditure budget which in turn may affect our production in future periods.  We cannot assure you that operations and other capital resources will provide cash in sufficient amounts to maintain or initiate planned levels of capital expenditures.  We have experienced increased costs for tubular goods and for certain services during 2004.  Further, we have encountered difficulties in contracting for drilling rigs and other services due to high demand.  Currently, we do not believe that these conditions have had a significant impact upon our capital expenditures programs or our results of operations.  If the conditions continue, however, projects may be delayed due to lack of services or materials or we may have to delay projects to stay within our capital budget.

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

As required by the registration rights agreements we entered into in conjunction with the sale of the senior notes, we exchanged the senior notes for a new issue of substantially identical notes registered under the Securities Act.  The exchange offer expired on May 28, 2004 and holders of all but $300,000 of the senior notes accepted our offer.  The exchange offer was closed on June 1, 2004.

Credit Agreements

U.S. Credit Agreement.  On January 27, 2004, our U.S. credit agreement was amended and restated to provide for borrowings up to $250.0 million with a borrowing base of $120.0 million.  The amendment also provided for an extension of the U.S. credit agreement maturity date to January 27, 2007.  Upon the issuance of the $100.0 million in additional 7¼% senior notes on April 13, 2004, the U.S. credit agreement borrowing base was reduced to $95.0 million.  Effective June 28, 2004, the borrowing base was redetermined at $145.0 million, and will be redetermined each November 1 and May 1 thereafter.  Our borrowing base is determined based on a number of factors including commodity prices.  We use derivative financial instruments to lessen the impact of volatility in commodity prices.  At June 30, 2004, we had $1,000 of outstanding indebtedness, letter of credit commitments of $275,000 and approximately $144.7 million available for borrowing.  Borrowings under our amended and restated credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties including North Coast.  At our election, interest on borrowings may be (i) the greater of the administrative agent’s prime rate or the federal funds effective rate plus .50% plus an applicable margin or (ii) LIBOR (London InterBank Offered Rate) plus an applicable margin.  At June 30, 2004, the six month LIBOR rate was 1.94%, which would result in an interest rate of approximately 3.19% on any new indebtedness we may incur under the U.S. credit agreement.  At July 31, 2004, we had $32.0 million of outstanding U.S. indebtedness with a weighted average cost of 4.50%, which on August 6, 2004 was paid down to $24.0 million of outstanding U.S. indebtedness with a weighted average cost of 2.75%, and approximately $120.7 million available for borrowing.

Canadian Credit Agreement.  On January 27, 2004, our Canadian credit agreement was amended and restated to provide for borrowings up to $189.4 million with a borrowing base of approximately $105.0 million (CDN $138.6 million using the exchange rate on January 26, 2004).  The amendment also provided for an extension of the Canadian credit agreement maturity date to January 27, 2007.  The issuance of the $100.0 million in additional 7¼% senior notes on April 13, 2004 did not impact the borrowing base under the Canadian credit agreement.  Effective June 28, 2004, the borrowing base was redetermined at $105.0 million (CDN $141.7 million using the exchange rate on June 25, 2004), and will be redetermined each November 1 and May 1 thereafter.  Our borrowing base is determined based on a number of factors including commodity prices.  We use derivative financial instruments to lessen the impact of volatility in commodity prices.  At June 30, 2004, we had approximately $1,000 of outstanding indebtedness and approximately $105.0 million available for borrowing.  Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and natural gas properties.  At our election, interest on borrowings may be (i) the Canadian prime rate plus an applicable margin or (ii) the Banker’s Acceptance rate plus an applicable margin.  At June 30, 2004, the six month Banker’s Acceptance rate was 2.29%, which would result in an interest rate of approximately 3.54% on any new indebtedness we incur under the Canadian credit agreement.  At July 31, 2004, we had approximately $1,000 of outstanding Canadian indebtedness with a weighted average cost of 4.00%, and approximately $105.0 million available for borrowing.

Financial Covenants and Ratios.  Our amended and restated U. S. and Canadian credit agreements contain certain financial covenants and other restrictions which require that we:

•      maintain a ratio of our consolidated current assets to consolidated current liabilities (as defined under our credit agreements) of at least 1.0 to 1.0 at the end of any fiscal quarter;

•      not permit our ratio of consolidated funded debt to consolidated EBITDA (as defined under our credit agreements) to be greater than (i) 4.35 to 1.00 at the end of each fiscal quarter ending on or before March 31, 2005 and (ii) 4.00 to 1.00 on June 30, 2005 and at the end of each fiscal quarter thereafter;

•      not permit our ratio of consolidated funded debt (other than the senior notes) to consolidated EBITDA (as defined under our credit agreements) to be greater than (i) 3.25 to 1.0 at the end of each fiscal quarter ending prior to June 30, 2004 and (ii) 3.00 to 1.00 on June 30, 2004 and at the end of each fiscal quarter thereafter; and

•      not permit our ratio of consolidated EBITDA to consolidated interest expense (as defined under our credit agreements) to be less than 2.5 to 1.0 at the end of each fiscal quarter.

Additionally, the credit agreements contain a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur additional indebtedness, restrictions on our ability to pledge assets, and prohibit the payment of dividends on our common stock.

As of June 30, 2004, we were in compliance with the covenants contained in our U.S. and Canadian credit agreements.

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

Debt Service Requirements.  Our debt service requirements as of June 30, 2004 on our amended and restated U.S. credit agreement, our amended and restated Canadian credit agreement and our senior notes are shown in the following table.

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

Our objective in entering into commodity price risk management contracts is to manage price fluctuations and achieve a more predictable cash flow associated with our acquisition activities and borrowings under our credit agreements.  These transactions limit exposure to declines in prices, but also limit the benefits we would realize if prices increase.  As of July 31, 2004, we had the following open positions in place:

	Swaps				Floors		Ceilings
	Gas- Mmmbtu	Average contract- $/Mmbtu	Oil- Mbbls	Average contract- $/Bbl	Gas- Mmmbtu	Average contract- $/Mmbtu	Gas- Mmmbtu	Average contract- $/Mmbtu

2004	5,367	$4.61	329	$25.19	4,406	$4.04	3,060	$6.01
2005	19,272	5.18	602	31.11	1,059	4.25	—	—
2006	12,228	4.95	—	—	—	—	—	—
2007	6,387	4.60	—	—	—	—	—	—
2008	2,745	4.55	—	—	—	—	—	—
2009	1,825	4.51	—	—	—	—	—	—
2010	1,825	4.51	—	—	—	—	—	—
2011	1,825	4.51	—	—	—	—	—	—
2012	1,830	4.51	—	—	—	—	—	—
2013	1,825	4.51	—	—	—	—	—	—

We occasionally enter into fixed-price physical delivery contracts as well as commodity price swap derivatives to manage price risk with regard to a portion of our oil and natural gas production.

Interest Rate Risk Management Activities

As a result of the North Coast acquisition, we assumed the following interest rate swaps:

Original Term	Notional Amount	LIBOR Rate Fixed	Fair Value at July 31, 2004
			(In thousands)
January 1, 2003 to December 31, 2004	$20,000,000	3.2%	$(144)
January 1, 2001 to December 31, 2004	$20,000,000	3.0%	$(120)

Gains and losses are determined using a 360 day year and based on the 3-month LIBOR rate set quarterly.  The cash settlements on these interest rate swaps are included in interest expense.

Contractual Obligations and Commercial Commitments

The following table presents a summary of our contractual obligations at June 30, 2004 with set and determinable payments .

	Payments Due by Period
Contractual Obligations	2004-2005	2006-2007	2008 and thereafter	Total
	(Dollars in thousands)
Long-term debt(1)	$—	$2	$450,000	$450,002
Operating leases	3,221	2,905	1,582	7,708
Drilling/work commitments	2,731	—	—	2,731
Property acquisition agreements(2)	58,673	—	—	58,673
Bonus retention program for employee stockholders	2,760	3,220	—	5,980
Total contractual cash obligations	$67,385	$6,127	$451,582	$525,094

(1)   The senior notes are due on January 15, 2011.  The annual interest obligation on the senior notes is $32.6 million.

(2)   Includes agreements entered into in July 2004.

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

The following table sets forth our oil and natural gas hedging activities as of July 31, 2004.

	Volume mmbtu/ bbls	Weighted Average Strike Price	Weighted Average Differential to NYMEX	Fair Value at July 31, 2004
	(In thousands, except prices and differentials)
Natural Gas:

Swaps:
2004	5,367	$4.61		$(9,205)
2005	19,272	5.18		(22,826)
2006	12,228	4.95		(11,492)
2007	6,387	4.60		(5,254)
2008	2,745	4.55		(1,495)
2009	1,825	4.51		(669)
2010	1,825	4.51		(418)
2011	1,825	4.51		(249)
2012	1,830	4.51		(136)
2013	1,825	4.51		(69)
	55,129

Floor Prices:
2004	4,406	4.04		18
2005	1,059	4.25		74
	5,465

Ceiling Prices:
2004	3,060	6.01		(2,493)
	3,060

Basis Protection Swaps:
2004	662		$(0.83)	(29)
	662

Total Natural Gas				(54,243)

Oil:
Swaps:
2004	329	25.19		(5,627)
2005	602	31.11		(4,754)
	931

Total Oil				(10,381)
Total Oil and Natural Gas				$(64,624)

At July 31, 2004, the average forward NYMEX oil prices per Bbl for remainder of calendar 2004 and 2005 were $42.39 and $39.19, respectively and the average forward NYMEX natural gas price per Mmbtu for the remainder of calendar 2004 and 2005 were $6.34 and $6.39, respectively.

Realized gains or losses from the settlement of derivative financial instruments are recorded in our financial statements as increases or decreases in commodity price risk management activities.  For example, using the oil swaps in place during the quarter ended June 30, 2004, if the settlement price exceeded the actual weighted average strike price of $24.62, then a reduction in commodity price risk management activities revenue would have been recorded for the difference between the settlement price and $24.62 multiplied by the hedged volume of 193,750 Bbls.  Conversely, if the settlement price was less than $24.62, then an increase in commodity price risk management activities revenue would have been recorded for the difference between the settlement price and $24.62 multiplied by the hedged volume of 193,750 Bbls.  For example, for a hedged volume of 193,750 Bbls, if the settlement price was $25.62, then commodity price risk management activities revenue would have decreased by $193,750.  Conversely, if the settlement price was $23.62, commodity price risk management activities revenue would have increased by $193,750.

Interest Rate Risk

At July 31, 2004, our exposure to interest rates related primarily to borrowings under our credit agreements and interest earned on short-term investments.  The interest rate is fixed at 7 ¼% on our $450.0 million in senior notes.  As of June 30, 2004, we were not using any derivatives to manage interest rate risk.  As a result of the North Coast acquisition, we have assumed two interest rate swap agreements.  Under these agreements, North Coast swapped the variable interest rate to be paid under its credit agreements for a fixed interest rate.  Each agreement has a term through December, 31, 2004 and was for a notional amount of $20.0 million.  The effective fixed rates of interest under the agreements are 4.9% and 5.1%.  Interest is payable on borrowings under the Company’s credit agreements based on a floating rate as more fully described in “Part I – Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

Equity Price Risk

Our investments in marketable securities are recorded at market value.  We consider these investments to be “available for sale”, which means that unrealized gains and losses are excluded from earnings and included in other comprehensive income unless the decline in the fair value of the investments is “other than temporary”.  At June 30, 2004, the market value of our investments in marketable securities was $464,000.  A temporary change in value of 10% would result in a $46,000 change in the market value and a corresponding adjustment to other comprehensive income of $46,000.  An “other than temporary” decline in value of 10% would result in a $46,000 reduction in the market value and a corresponding non-cash pre-tax impairment expense of $46,000.  As of June 30, 2004, we were not using any derivatives to manage equity price risk.

Foreign Currency Exchange Rate Risk

We account for a significant portion of our business in Canadian dollars.  We are therefore subject to foreign currency exchange rate risk on cash flows of our Canadian operations that are not denominated in Canadian dollars.  Presently, a significant portion of the sales of our Canadian oil and natural gas is denominated in U.S. dollars. Foreign currency exchange gains and/or losses related to these transactions have not been significant.  The borrowings under our Canadian credit facility are denominated in Canadian dollars.  The asset and liability balances of our Canadian business are translated monthly using current exchange rates, with any resulting unrealized translation gains or losses included in other comprehensive income.  The unrealized foreign translation gain for the six month period ended June 30, 2004 was $4.9 million.  As of June 30, 2004, we were not using any derivatives to manage foreign currency exchange rate risk.

Other Market Risk

During 2000 and through September 2001, we entered into several swap transactions with Enron North America Corp., an affiliate of Enron Corp.  On December 2, 2001, Enron Corp. and other Enron related entities, including Enron North America, filed for bankruptcy under Chapter 11 of the United States Code in the United States Bankruptcy Court.  We terminated our Enron hedges and discontinued hedge accounting for our Enron derivatives effective November 30, 2001.  At July 29, 2003, the date of the going private transaction, we had conservatively valued our asset from Enron at $2.8 million, or approximately 20% of the value on the day we terminated our positions.  This valuation was based on the low range of informal offers we received for our position with Enron and other market information.  In April 2004, we sold this claim to a third party for approximately $4.7 million.

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

10.25

Third Amendment to the Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined therein, dated June 28, 2004 filed herewith.

10.26

Third Amendment to the Third Amended and Restated Credit Agreement between Addison Energy Inc. and Bank One, NA, Canada Branch, as Administrative Agent for itself and the lenders named therein, dated June 28, 2004 filed herewith.

10.27	EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed herewith. ***

10.28	Form of Nonqualified Stock Option Agreement of the EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed herewith.***

10.29	Form of Incentive Stock Option Agreement of the EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed herewith.***

10.30	Severance Plan of EXCO Resources, Inc. effective as of August 15, 2002 filed as an Exhibit to EXCO’s Form 10-Q filed November 14, 2002 and incorporated by reference herein.***

10.31	EXCO Holdings Inc. Employee Bonus Retention Plan, dated July 29, 2003 filed herewith.***

10.32	Addison Energy Inc. Employee Bonus Retention Plan, dated July 29, 2003 filed herewith.***

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Accounting Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed herewith.

* Filed as an Exhibit to EXCO’s Form S-4 filed March 25, 2004 and incorporated herein by reference.

** Filed as an Exhibit to EXCO’s Pre-effective Amendment No. 1 to the Form S-4 filed April 20, 2004 and incorporated herein by reference.

*** These exhibits are management contracts.

(b)           Reports on Form 8-K

During the quarter ended June 30, 2004, we filed the following current reports on Form 8-K:

On May 20, 2004, we filed a current report on Form 8-K, furnishing under Items 9 and 12 a press release we issued on May 19, 2004 announcing financial and operating results for the quarterly period ended March 31, 2004.

On June 1, 2004, we filed a current report on Form 8-K, furnishing under Items 5 and 7 a press release announcing the expiration of our exchange offer for our $450 million of 7 ¼% Senior Notes due 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC. (Registrant)

Date: August 13, 2004	By:	/s/ DOUGLAS H. MILLER
Douglas H. Miller Chairman and Chief Executive Officer

	By:	/s/ J. DOUGLAS RAMSEY
J. Douglas Ramsey Vice President and Chief Financial Officer

	By:	/s/ J. DAVID CHOISSER
J. David Choisser Vice President and Chief Accounting Officer

Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Articles of Incorporation of EXCO Resources, Inc.*

3.2	Restated Bylaws of EXCO Resources, Inc., as amended.**

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

10.25

Third Amendment to the Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined therein, dated June 28, 2004 filed herewith.

10.26

Third Amendment to the Third Amended and Restated Credit Agreement between Addison Energy Inc. and Bank One, NA, Canada Branch, as Administrative Agent for itself and the lenders named therein, dated June 28, 2004 filed herewith.

10.27	EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed herewith.***

10.28	Form of Nonqualified Stock Option Agreement of the EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed herewith.***

10.29	Form of Incentive Stock Option Agreement of the EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed herewith.***

10.30	Severance Plan of EXCO Resources, Inc. effective as of August 15, 2002 filed as an Exhibit to EXCO’s Form 10-Q filed November 14, 2002 and incorporated by reference herein.***

10.31	EXCO Holdings Inc. Employee Bonus Retention Plan, dated July 29, 2003 filed herewith.***

10.32	Addison Energy Inc. Employee Bonus Retention Plan, dated July 29, 2003 filed herewith.***

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Accounting Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed herewith.

* Filed as an Exhibit to EXCO’s Form S-4 filed March 25, 2004 and incorporated herein by reference.

** Filed as an Exhibit to EXCO’s Pre-effective Amendment No. 1 to the Form S-4 filed April 20, 2004 and incorporated herein by reference.

*** These exhibits are management contracts.

(c)           Reports on Form 8-K

During the quarter ended June 30, 2004, we filed the following current reports on Form 8-K:

On May 20, 2004, we filed a current report on Form 8-K, furnishing under Items 9 and 12 a press release we issued on May 19, 2004 announcing financial and operating results for the quarterly period ended March 31, 2004.

On June 1, 2004, we filed a current report on Form 8-K, furnishing under Items 5 and 7 a press release announcing the expiration of our exchange offer for our $450 million of 7 ¼% Senior Notes due 2011.