Form 10-Q
period 2004-09-30
EXCO RESOURCES INC
filed 2004-11-15
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES ☐   NO ☒

The number of shares of common stock, par value $0.01 per share, outstanding at October 31, 2004 was 1,000.

EXCO RESOURCES, INC.

INDEX

PART I.	FINANCIAL INFORMATION (1)
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at December 31, 2003 and September 30, 2004

Condensed Consolidated Statements of Operations for the 28 day period from July 1, 2003 to July 28, 2003 and the 64 day period from July 29, 2003 to September 30, 2003; the 209 day period from January 1, 2003 to July 28, 2003 and the 64 day period from July 29, 2003 to September 30, 2003; and the Three and Nine Months Ended September 30, 2004

Condensed Consolidated Statements of Cash Flow for the 28 day period from July 1, 2003 to July 28, 2003 and the 64 day period from July 29, 2003 to September 30, 2003; the 209 day period from January 1, 2003 to July 28, 2003 and the 64 day period from July 29, 2003 to September 30, 2003; and the Three and Nine Months Ended September 30, 2004

Condensed Consolidated Statements of Comprehensive Income for the 28 day period from July 1, 2003 to July 28, 2003 and the 64 day period from July 29, 2003 to September 30, 2003; the 209 day period from January 1, 2003 to July 28, 2003 and the 64 day period from July 29, 2003 to September 30, 2003; and the Three and Nine Months Ended September 30, 2004

Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Item 4.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 5.	Other Information
Item 6.	Exhibits
Signatures
Index to Exhibits

(1)          Financial information for the periods prior to July 29, 2003, the date of the going private transaction, represents predecessor basis financial statements.  See Note 1 to the condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	September 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,333	$25,704
Accounts receivable:
Oil and natural gas sales	13,514	25,788
Joint interest	3,857	3,980
Interest and other	1,895	1,971
Oil and natural gas derivatives	705	190
Marketable securities	818	63
Other	3,447	3,945
Total current assets	31,569	61,641
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	9,195	20,937
Proved developed and undeveloped oil and natural gas properties	416,679	734,554
Accumulated depreciation, depletion and amortization	(11,931)	(46,892)
Oil and natural gas properties, net	413,943	708,599
Gas gathering assets, net	—	17,731
Office and field equipment, net	1,101	5,800
Deferred financing costs, net	1,565	11,411
Oil and natural gas derivatives	204	7
Goodwill	53,346	51,510
Other assets	3,302	114
Total assets	$505,030	$856,813

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	September 30, 2004
		(Unaudited)
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued liabilities	$25,308	$46,465
Revenues and royalties payable	3,350	7,863
Income taxes payable	3,726	6,958
Current portion of asset retirement obligations	—	1,325
Oil, natural gas and interest rate derivatives	12,804	46,402
Total current liabilities	45,188	109,012
Long-term debt	207,951	29,289
7 1/4% Senior notes due 2011	—	453,051
Asset retirement obligations and other long-term liabilities	18,343	25,778
Deferred income taxes	45,899	35,506
Oil and natural gas derivatives	3,780	32,214
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 1,000 at December 31, 2003 and September 30, 2004	1	1
Capital contributed by EXCO Holdings Inc.	172,045	172,045
Retained earnings (deficit)	4,177	(13,223)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	7,680	13,147
Unrealized loss on equity investments	(34)	(8)
Total stockholder’s equity	183,869	171,962
Total liabilities and stockholder’s equity	$505,030	$856,813

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	For the 28 Day Period From July 1 to July 28, 2003	For the 64 Day Period From July 29 to September 30, 2003	Three Months Ended September 30, 2004	For the 209 Day Period From January 1 to July 28, 2003	For the 64 Day Period From July 29 to September 30, 2003	Nine Months Ended September 30, 2004
	(Predecessor)	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)

Revenues:
Oil and natural gas	$8,740	$19,493	$59,376	$61,416	$19,493	$166,603
Commodity price risk management activities	—	329	(37,518)	—	329	(81,999)
Other income (loss)	368	60	5,784	(1,033)	60	7,498
Total revenues	9,108	19,882	27,642	60,383	19,882	92,102
Costs and expenses:
Oil and natural gas production	2,387	5,034	12,629	19,793	5,034	35,327
Depreciation, depletion and amortization	1,876	4,949	12,427	12,022	4,949	35,518
Accretion of discount on asset retirement obligations	112	201	423	737	201	1,259
General and administrative	11,628	2,308	5,072	19,272	2,308	15,610
Interest	586	1,416	9,099	2,981	1,416	27,144
Total costs and expenses	16,589	13,908	39,650	54,805	13,908	114,858
Income (loss) before income taxes	(7,481)	5,974	(12,008)	5,578	5,974	(22,756)
Income tax expense (benefit)	(446)	2,248	(918)	4,801	2,248	(5,356)
Income (loss) before cumulative effect of change in accounting principle	(7,035)	3,726	(11,090)	777	3,726	(17,400)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	255	—	—
Net income (loss)	(7,035)	$3,726	$(11,090)	1,032	$3,726	$(17,400)
Dividends on preferred stock	—			2,620
Earnings (loss) on common stock	$(7,035)			$(1,588)
Basic earnings (loss) per share	$(0.58)			$(0.20)
Diluted income (loss) per share	$(0.58)			$(0.20)
Weighted average number of common and common equivalent shares outstanding:
Basic	12,144			8,084
Diluted	12,144			8,084

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the 28 Day Period From July 1 to July 28, 2003	For the 64 Day Period From July 29 to September 30, 2003	Three Months Ended September 30, 2004	For the 209 Day Period From January 1 to July 28, 2003	For the 64 Day Period From July 29 to September 30, 2003	Nine Months Ended September 30, 2004
	(Predecessor)	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)

Operating Activities:
Net income (loss)	$(7,035)	$3,726	$(11,090)	$1,032	$3,726	$(17,400)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,876	4,949	12,427	12,022	4,949	35,518
Stock option compensation expense	9,020	—	—	9,020	—	—
Accretion of discount on asset retirement obligations	112	201	423	737	201	1,259
Non-cash changes in fair value of derivatives	—	(2,694)	28,430	—	(2,694)	60,353
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(255)	—	—
Deferred income taxes	1,356	995	(1,872)	2,710	995	(11,123)
Amortization of deferred financing costs	—	—	473	—	—	3,429
Proceeds from sale of Enron claim	—	—	—	—	—	4,750
(Income) expense from derivative ineffectiveness and terminated hedges, net	(349)	—	—	(187)	—	—
Other, net	(245)	—	(15)	(40)	—	(14)
Foreign currency transaction gain	—	—	(5,604)	—	—	(5,827)
Effect of changes in:
Accounts receivable	(2,817)	4,446	(1,124)	(296)	4,446	(1,520)
Other current assets	(688)	424	349	(1,573)	424	381
Accounts payable and other current liabilities	(5,251)	238	2,557	(2,752)	238	18,606
Net cash provided (used) by operating activities	(4,021)	12,285	24,954	20,418	12,285	88,412
Investing Activities:
Acquisition of North Coast Energy, Inc., less cash acquired	—	—	—	—	—	(215,133)
Additions to oil and natural gas properties, gathering systems and equipment	(2,181)	(13,407)	(81,968)	(29,773)	(13,407)	(144,140)
Proceeds from dispositions of property and equipment	1,590	235	9,606	6,020	235	23,418
Advances/investments with affiliates	—	1,995	16	—	1,995	76
Proceeds from sale of marketable securities	—	—	515	—	—	1,296
Other investing activities	337	(389)	538	233	(389)	423
Net cash used in investing activities	(254)	(11,566)	(71,293)	(23,520)	(11,566)	(334,060)
Financing Activities:
Proceeds from long-term debt	20,871	5,735	51,258	46,337	5,735	511,609
Payments on long-term debt	—	(6,100)	(22,653)	(22,599)	(6,100)	(232,216)
Proceeds from exercise of stock options	12,737	—	—	12,737	—	—
Purchase of common stock from employees in connection with the merger	(17,874)	—	—	(17,874)	—	—
Purchase of director and employee stock options in connection with the merger	(3,567)	—	—	(3,567)	—	—
Preferred stock dividends	—	—	—	(2,620)	—	—
Payment of fees and expenses in connection with the merger	(563)	—	—	(563)	—	—
Deferred financing costs	(1,034)	(183)	54	(2,041)	(183)	(13,128)
Other financing activities	131	—	—	172	—	—
Net cash provided (used) by financing activities	10,701	(548)	28,659	9,982	(548)	266,265
Net increase (decrease) in cash	6,426	171	(17,680)	6,880	171	20,617
Effect of exchange rates on cash and cash equivalents	(55)	143	562	58	143	(2,246)
Cash at beginning of period	2,509	8,880	42,822	1,942	8,880	7,333
Cash at end of period	$8,880	$9,194	$25,704	$8,880	$9,194	$25,704

Supplemental Cash Flow Information:

Interest paid	$725	$1,451	$284	$2,931	$1,451	$18,654
Income taxes paid	$—	$—	$771	$245	$—	$3,464

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	For the 28 Day Period From July 1 to July 28, 2003	For the 64 Day Period From July 29 to September 30, 2003	Three Months Ended September 30, 2004	For the 209 Day Period From January 1 to July 28, 2003	For the 64 Day Period From July 29 to September 30, 2003	Nine Months Ended September 30, 2004
	(Predecessor)	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)

Net income (loss)	$(7,035)	$3,726	$(11,090)	$1,032	$3,726	$(17,400)
Other comprehensive income:
Hedging activities:
Effective changes in fair value	13,873	—	—	14,701	—	—
Reclassification adjustments for settled contracts	(8,090)	—	—	(14,540)	—	—
Amortization of terminated contracts	(157)	—	—	(1,763)	—	—
Total hedging activities	5,626	—	—	(1,602)	—	—
Foreign currency translation adjustment	(1,884)	3,562	8,220	2,791	3,562	5,467
Unrealized gain (loss) on equity investments	454	(33)	28	590	(33)	26
Total comprehensive income (loss)	$(2,839)	$7,255	$(2,842)	$2,811	$7,255	$(11,907)

See accompanying notes.

EXCO RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

1.              The Merger

On July 29, 2003, pursuant to an Agreement and Plan of Merger, ER Acquisition, Inc., a Texas corporation and a wholly-owned subsidiary of EXCO Holdings Inc., a Delaware corporation, was merged into EXCO Resources, Inc. (EXCO, the Company, or Resources).  EXCO Holdings Inc. (Holdings or our parent) was formed by our chairman and chief executive officer, Douglas H. Miller, and his buying group for the purpose of entering into the merger agreement.  The holders of EXCO’s common stock, other than Holdings and its subsidiaries, received cash of $18.00 per share.  The buyout was funded with borrowings from EXCO’s existing credit facilities of approximately $53.6 million and approximately $172.0 million of equity.  The equity capital for Holdings was provided by:

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

The total purchase price for EXCO was $353.5 million representing the purchase of all outstanding common stock and stock options including the amounts contributed to Holdings by management and key employees and other investors, and liabilities assumed as detailed below and has been allocated as follows (dollars in thousands):

Purchase price calculations:
Payments for tendered shares including options	$195,327
Value of EXCO shares contributed by management	8,429
Value of EXCO shares contributed by other investors	17,966
Assumption of debt	130,003
Merger related costs	1,819
Total EXCO acquisition costs	$353,544
Allocation of purchase price:
Oil and natural gas properties-proved	$358,111
Oil and natural gas properties-unproved	9,967
Goodwill	51,120
Other property and equipment and other assets	3,678
Current assets	36,705
Deferred income taxes (1)	(50,733)
Accounts payable and accrued expenses	(37,757)
Asset retirement obligations	(15,744)
Fair value of oil and natural gas derivatives	(1,803)
Total allocation	$353,544

(1) Represents deferred income taxes recorded at the date of the merger due to differences between the book basis and the tax basis of assets. For book purposes, we had a step-up in basis related to purchase accounting while our existing tax basis carried over.

As a result of the change in control, generally accepted accounting principles (GAAP) requires the acquisition by Holdings to be accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”.  GAAP requires the application of “push down accounting” in situations where the ownership of an entity has changed, meaning that the post-transaction financial statements of the acquired entity (i.e. EXCO) reflect the new basis of accounting in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 54.  Accordingly, the financial statements as of December 31, 2003 and for the 156 day period then ended reflect Holdings’ stepped up basis resulting from the acquisition that has been pushed down to us.  The aggregate purchase price has been allocated to the underlying assets and liabilities based upon the respective estimated fair values at July 29, 2003 (date of acquisition).  Carryover basis accounting applies for tax purposes.  All financial information presented prior to July 29, 2003 represents predecessor basis of accounting.

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

See “Note 9.  Issuance of Senior Notes and the Acquisition of North Coast Energy, Inc.” for pro forma condensed consolidated statements of operations.

2.              Basis of Presentation

EXCO Resources, Inc., a Texas corporation, was formed in 1955.  Our operations consist primarily of acquiring interests in producing oil and natural gas properties located in the continental United States and Canada.  We also act as the operator of some of these properties and receive overhead reimbursement fees as a result.

The accompanying condensed consolidated balance sheets as of December 31, 2003 and September 30, 2004 and the results of operations, cash flows and comprehensive income for the 64 day period from July 29, 2003 to September 30, 2003 and the three and nine months ended September 30, 2004 are for EXCO and its subsidiaries and represent the stepped-up successor basis of accounting (New EXCO).

The accompanying condensed consolidated results of operations, cash flow and comprehensive income for the 28 day and 209 day periods ended July 28, 2003 are for EXCO and its subsidiaries and represent the predecessor basis of accounting (Old EXCO).  All inter-company transactions have been eliminated.

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of EXCO Resources, Inc. as of December 31, 2003 and September 30, 2004, and the results of operations, cash flow and other comprehensive income for the 28 day and 209 day periods ended July 28, 2003, the 64 day period from July 29, 2003 to September 30, 2003 and the three and nine month periods ended September 30, 2004.

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading.  You should read these unaudited interim financial statements in conjunction with our audited financial statements and notes included in the Prospectus for our senior notes exchange offer dated April 22, 2004.

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

Old EXCO elected to continue to utilize the accounting method prescribed by APB 25, under which no compensation cost was recognized, and adopt the disclosure requirements of SFAS 123.  As a result, SFAS 123 had no effect on our results of operations for the 28 day and 209 day periods ended July 28, 2003.  Stock based compensation expense reflected in the table below for the 28 day and 209 day periods ended July 28, 2003, was a result of (1) the exercise of stock options at the time of our Going Private transaction; (2) options issued under Old EXCO’s 1998 Stock Option Plan that were issued subject to our shareholders’ approval; and, (3) and options that were issued to employees of Addison.

Had compensation costs for these plans been determined consistent with SFAS 123, Old EXCO’s net income and earnings per share (EPS) would have been adjusted to the following pro forma amounts:

		28 Day Period Ended July 28, 2003	209 Day Period Ended July 28, 2003
		(In thousands, except per share amounts)

Stock based compensation expense (net of taxes)	As Reported	$6,416	$6,969
	Pro Forma	$1,223	$2,578
Net income (loss)	As Reported	$(7,035)	$1,032
	Pro Forma	$(1,842)	$5,423
Basic EPS	As Reported	$(0.58)	$(0.20)
	Pro Forma	$(0.15)	$0.35
Diluted EPS	As Reported	$(0.58)	$(0.20)
	Pro Forma	$(0.15)	$0.22

Certain of our employees have been granted Holdings stock options under Holdings’ 2004 Long-Term Incentive Plan (the Holdings Plan).  The Holdings Plan provides for grants of stock options that can be exercised for Class A common shares of Holdings.  The stock options vest upon the earlier of specified events or three years from the date of grant and expire ten years after the date of grant.  Holdings has reserved 12,962,968 shares of its Class A common stock for issuance upon the exercise of stock options.  As of September 30, 2004, options for 8,801,354 shares of common stock have been granted by Holdings.

Effective with the grant of these options on June 3 and June 4, 2004, we have elected to continue to utilize the accounting method prescribed by APB 25 under which no compensation expense is required to be recognized upon the issuance of stock options to our employees as the exercise price of the option is equal to or higher than the fair value of the underlying common stock at the date of grant.

Under the minimum value method as prescribed under SFAS 123, no compensation expense was incurred during the three months or nine months ended September 30, 2004 from the granting of these stock options and as such, no pro forma disclosure is required. In addition, we anticipate no additional compensation expense during the remainder of 2004 from the grant of these options.

Foreign Currency Translation

Addison, our Canadian wholly-owned subsidiary, entered into a long-term note agreement with a U.S. subsidiary of EXCO in the amount of $98.8 million.  Addison used the proceeds of this borrowing to repay virtually all of its outstanding indebtedness under its Canadian credit agreement in April 2004.  The indebtedness is repayable in U.S. dollars on January 15, 2011. It bears interest at 7 ¼ % and contains similar terms and conditions to EXCO’s 7 ¼ % senior notes due January 15, 2011 (see Note 9 - “Issuance of Senior Notes and the Acquisition of North Coast Energy, Inc.”) or upon the sale of substantially all of its oil and gas properties.  Under the provisions of SFAS No. 52 — “Foreign Currency Translation”, Addison is required to recognize any foreign transaction gains or losses in its statement of operations when translating this liability from U.S. dollars to Canadian dollars. Gain or loss recognized by Addison is not eliminated when preparing EXCO’s consolidated statement of operations.  As a result, we have recorded non-cash foreign currency transaction gains of $5.6 million and $5.8 million during the three months and nine months ended September 30, 2004, respectively. These amounts are included in Other Income on the condensed consolidated statements of operations.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  The statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred.  Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  Old EXCO adopted the new rules on asset retirement obligations on January 1, 2003, for its U.S. and Canadian operations.  Application of the new rules resulted in an increase in net proved developed and undeveloped oil and natural gas properties of approximately $11.4 million, recognition of an asset retirement obligation liability of approximately $10.4 million, an increase in deferred income tax liability of approximately $690,000, and a cumulative effect of adoption that increased net income and stockholder’s equity by approximately $255,000.  The increase in net income resulting from the cumulative effect of the change in accounting increased basic earnings per share by $0.04 and diluted earnings per share by $0.02 for the 209 day period ended July 28, 2003.

The following is a reconciliation of our asset retirement obligations as of September 30, 2003 and 2004 (in thousands of dollars):

September 30,
2003
(Unaudited)

Deferred abandonment costs at beginning of year	$2,176
Cumulative effect of change in accounting principle	10,433
Asset retirement obligations at January 1, 2003	12,609
Activity during the 209 day period from January 1, 2003 to July 28, 2003:
Liabilities incurred or assumed during period	239
Liabilities settled during period	(625)
Accretion of discount	737
Effect of foreign currency conversions	786
Asset retirement obligation at July 28, 2003	13,746
Adjustment to liability due to purchase of EXCO by Holdings, timing, and other activity during the 64 day period from July 29, 2003 to September 30, 2003	1,998
Liabilities incurred during period	340
Liabilities settled during period	(148)
Accretion of discount	201
Effect of foreign currency conversions	43
Asset retirement obligation, end of period	16,180
Less current portion	—
Long-term obligation	$16,180

September 30,
2004
(Unaudited)
Asset retirement obligations at January 1, 2004	$17,742
Liabilities incurred or assumed during period	9,472
Liabilities settled during period	(2,449)
Accretion of discount	1,258
Effect of foreign currency conversions	404
Asset retirement obligation, end of period	26,427
Less current portion	1,325
Long-term obligation	$25,102

We have no assets that are legally restricted for purposes of settling asset retirement obligations.

4.              Earnings Per Share

SFAS No. 128, “Earnings per Share”, required Old EXCO to present two calculations of earnings per common share for the 28 day and 209 day periods ended July 28, 2003.  Basic earnings per common share equals net income less preferred stock dividends divided by weighted average common shares outstanding during the period.  Diluted earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus any dilutive common stock equivalents.  Common stock equivalents are shares assumed to be issued if (1) outstanding stock options or warrants were in-the-money and exercised, and (2) the outstanding 5% convertible preferred stock was converted to common stock.

Earnings per share subsequent to July 28, 2003 (after the going private transaction) are not presented since New EXCO is wholly-owned by Holdings, our parent.

	28 Day Period Ended July 28, 2003	209 Day Period Ended July 28, 2003
	(In thousands)

Weighted average number of basic shares outstanding	12,144	8,084
Effects of:
Employee and director stock options	—	535
Convertible preferred stock	—	4,363
Weighted average number of diluted shares outstanding	12,144	12,982

5.                                      Oil and Natural Gas Properties

We have recorded oil and natural gas properties at cost using the full cost method of accounting.  Under the full cost method, all costs associated with the acquisition, exploration or development of oil and natural gas properties are capitalized as part of the full cost pool.

Unproved oil and natural gas properties are excluded from the calculation of depreciation, depletion and amortization until it is determined whether or not proved reserves can be assigned to such properties.  At December 31, 2003 and September 30, 2004, we had $9.2 million and $20.9 million, respectively, in unproved oil and natural gas properties.  We assess our unproved oil and natural gas properties on a quarterly basis.  During the nine months ended September 30, 2004, we reclassified $4.2 million from unproved oil and natural gas properties to proved oil and natural gas properties.

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

In September 2004, the SEC released SAB No. 106 concerning the application of SFAS No. 143 by oil and natural gas producing companies following the full cost method of accounting.  In SAB No. 106, the SEC addressed the impact of SFAS No. 143 on the ceiling test calculation and on the calculation of depreciation, depletion and amortization.  SAB No. 106 will be effective for us on January 1, 2005.

Prior to the issuance of SFAS No. 143, we included expected future cash flows related to the asset retirement obligations from certain properties in our ceiling test calculation.  Under SFAS 143, we must now initially capitalize asset retirement costs by increasing long-lived oil and natural gas assets by the same amount as the asset retirement liability before discount.  After adoption of SFAS No. 143, if we were to continue to calculate the full cost ceiling test by reducing expected future net revenues by the cash flows required to settle the asset retirement obligation, then the effect would be to “double-count” such costs in the ceiling test.  We do not believe the adoption of SAB No. 106 will have a significant impact on our ceiling test calculation for the year ending December 31, 2004.

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

	United States	Canada	Corporate and Other	Total
	(In thousands)

For the 28 day period from July 1, 2003 to July 28, 2003:
Oil and natural gas sales	$2,973	$5,767	$—	$8,740
Other income (loss)	(2,387)	—	2,755	368
	586	5,767	2,755	9,108

Production costs	1,462	925	—	2,387
Depreciation, depletion and amortization	767	1,109	—	1,876
Accretion expense	45	67	—	112
General and administrative	—	—	11,628	11,628
Interest	—	—	586	586
	2,274	2,101	12,214	16,589

Income (loss) before income taxes	(1,688)	3,666	(9,459)	(7,481)
Income tax expense (benefit)	(574)	1,513	(1,385)	(446)
Net income (loss)	$(1,114)	$2,153	$(8,074)	$(7,035)

For the 209 day period from January 1, 2003 to July 28, 2003:
Oil and natural gas sales	$22,403	$39,013	$—	$61,416
Other income (loss)	(781)	—	(252)	(1,033)
	21,622	39,013	(252)	60,383

Production costs	11,380	8,413	—	19,793
Depreciation, depletion and amortization	5,483	6,539	—	12,022
Accretion expense	320	417	—	737
General and administrative	—	—	19,272	19,272
Interest	—	—	2,981	2,981
	17,183	15,369	22,253	54,805

Income (loss) before income taxes	4,439	23,644	(22,505)	5,578
Income tax expense (benefit)	1,509	9,756	(6,464)	4,801
Net income (loss)	$2,930	$13,888	$(16,041)	$777

	United States	Canada	Corporate and Other	Total
	(In thousands)

For the 64 day period from July 29, 2003 to September 30, 2003:
Oil and natural gas sales	$8,825	$10,668	$—	$19,493
Commodity price risk management activities	63	266	—	329
Other income (loss)	—	—	60	60
	8,888	10,934	60	19,882

Production costs	2,750	2,284	—	5,034
Depreciation, depletion and amortization	2,196	2,753	—	4,949
Accretion expense	82	119	—	201
General and administrative	—	—	2,308	2,308
Interest	—	—	1,416	1,416
	5,028	5,156	3,724	13,908

Income (loss) before income taxes	3,860	5,778	(3,664)	5,974
Income tax expense (benefit)	1,312	2,384	(1,448)	2,248
Net income (loss)	$2,548	$3,394	$(2,216)	$3,726

Total assets at end of period	$215,417	$257,884	$—	$473,301
Goodwill at end of period	$24,218	$27,941	$—	$52,159

Three months ended September 30, 2004:
Oil and natural gas sales	$35,250	$24,126	$—	$59,376
Commodity price risk management activities	(29,917)	(7,601)	—	(37,518)
Other income	—	—	5,784	5,784
	5,333	16,525	5,784	27,642

Production costs	7,360	5,269	—	12,629
Depreciation, depletion and amortization	7,773	4,654	—	12,427
Accretion expense	199	224	—	423
General and administrative	—	—	5,072	5,072
Interest	—	—	9,099	9,099
	15,332	10,147	14,171	39,650

Income (loss) before income taxes	(9,999)	6,378	(8,387)	(12,008)
Income tax expense (benefit)	(3,400)	2,527	(45)	(918)
Net income (loss)	$(6,599)	$3,851	$(8,342)	$(11,090)

Total assets at end of period	$504,538	$352,275	$—	$856,813
Goodwill at end of period	$21,558	$29,952	$—	$51,510

	United States	Canada	Corporate and Other	Total
	(In thousands)
Nine months ended September 30, 2004:
Oil and natural gas sales	$100,122	$66,481	$—	$166,603
Commodity price risk management activities	(69,193)	(12,806)	—	(81,999)
Other income			7,498	7,498
	30,929	53,675	7,498	92,102

Production costs	20,873	14,454	—	35,327
Depreciation, depletion and amortization	20,961	14,557	—	35,518
Accretion expense	609	650	—	1,259
General and administrative	—	—	15,610	15,610
Interest	—	—	27,144	27,144
	42,443	29,661	42,754	114,858

Income (loss) before income taxes	(11,514)	24,014	(35,256)	(22,756)
Income tax expense (benefit)	(3,915)	9,514	(10,955)	(5,356)
Net income (loss)	$(7,599)	$14,500	$(24,301)	$(17,400)

Total assets at end of period	$504,538	$352,275	$—	$856,813
Goodwill at end of period	$21,558	$29,952	$—	$51,510

7.              Derivative Financial Instruments

In connection with the incurrence of debt related to our acquisition activities, our management has adopted a policy of entering into oil and natural gas derivative financial instruments to protect against commodity price fluctuations and to achieve a more predictable cash flow.  SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activity,” requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value.  SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results from the hedged item on the income statement.  Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.  For derivatives classified as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of any change in the fair value of a derivative designated as a hedge was immediately recognized in earnings in our predecessor basis financial statements.  Prior to July 29, 2003, all of Old EXCO’s derivative financial instruments were designated as cash flow hedges.  Beginning July 29, 2003, the date of the going private transaction, we have not designated our derivative financial instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the derivative’s fair value currently in earnings.

Old EXCO entered into several swap transactions during 2000 and 2001 with Enron North America Corp., an affiliate of Enron Corp. (the Enron Hedges).  On December 2, 2001, Enron Corp. and other Enron related entities, including Enron North America, filed for bankruptcy under Chapter 11 of the United States Code in the United States Bankruptcy Court in the Southern Division of New York.  We terminated all of our hedging contracts with Enron North America, effective as of December 5, 2001.  We believed that we were owed approximately $15.3 million, including settlements already due but not paid, but the exact amount of the claim was to be determined pursuant to the terms of the ISDA Master Agreement.  At the date of the going private transaction, July 29, 2003, we preliminarily valued the Enron derivative asset at $2.8 million, which represented our conservative estimate of the fair market value of our bankruptcy claim against Enron North America, which was shown in the accompanying consolidated balance sheet in other assets.  Our preliminary estimate of the value of our bankruptcy claim was based upon the low range of informal offers that we received from third parties attempting to purchase those claims as well as management’s best estimate of the financial condition of Enron’s bankruptcy estate as determined from published reports and court filings related to the bankruptcy.  Our claim was sold to a third party in April 2004 for approximately $4.7 million.  The difference between the $4.7 million received for the claim and the $2.8 million derivative asset was treated as a purchase price adjustment for the going private transaction.  As a result, we have reduced goodwill by $1.2 million and increased deferred income taxes payable by $700,000.

The following table sets forth our oil and natural gas derivatives as of September 30, 2004.  The fair values at September 30, 2004 are estimated from quotes from the counterparties and represent the amount that we would expect to receive or pay to terminate the contracts at September 30, 2004.  We have the right to offset amounts we expect to receive or pay among our individual counterparties.  As a result, we have offset amounts for financial statement presentation purposes.

	Volume Mmbtus/ Bbls	Weighted Average Strike Price	Weighted Average Differential to NYMEX	Fair Value at September 30, 2004
	(In thousands, except prices and differentials)
Natural Gas:

Swaps:
2004	3,208	$4.67		$(6,260)
2005	19,272	5.18		(32,309)
2006	12,228	4.95		(14,493)
2007	6,387	4.60		(6,196)
2008	2,745	4.55		(1,955)
2009	1,825	4.51		(944)
2010	1,825	4.51		(656)
2011	1,825	4.51		(484)
2012	1,830	4.51		(356)
2013	1,825	4.51		(262)
	52,970

Floor Prices:
2004	2,650	4.04		1
2005	1,058	4.25		27
	3,708

Ceiling Prices:
2004	1,840	6.01		(2,028)
	1,840

Basis Protection Swaps:
2004	51		$(0.83)	(12)
	51

Total Natural Gas				(65,927)

Oil:
Swaps:
2004	195	25.08		(4,636)
2005	602	31.11		(7,922)
	797

Total Oil				(12,558)
Total Oil and Natural Gas				$(78,485)

At September 30, 2004, the average forward NYMEX oil prices per Bbl for the remainder of calendar 2004 and 2005 were $48.97 and $44.54, respectively and the average forward NYMEX natural gas price per Mmbtu for the remainder of calendar 2004 and 2005 were $6.63 and $6.89, respectively.

8.              Credit Agreements

U.S. Credit Agreement.  On January 27, 2004, our U.S. credit agreement was amended and restated to provide for borrowings up to $250.0 million with a borrowing base of $120.0 million.  The amendment also provided for an extension of the U.S. credit agreement maturity date to January 27, 2007.  Upon the issuance of the $100.0 million in additional 7¼% senior notes on April 13, 2004, the U.S. credit agreement borrowing base was reduced to $95.0 million.  (See “Note 9.  Issuance of Senior Notes and the Acquisition of North Coast Energy, Inc.”).  Effective June 28, 2004, the borrowing base was redetermined at $145.0 million.  Effective October 8, 2004, the borrowing base was redetermined at $145.0 million, and will be redetermined each May 1 and November 1 thereafter.  Our borrowing base is determined based on a number of factors including commodity prices.  We use derivative financial instruments to lessen the impact of volatility in commodity prices.  At September 30, 2004, we had $17.0 million of outstanding indebtedness and letter of credit commitments of $275,000 and approximately $127.7 million available for borrowing.  Borrowings under our amended and restated credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties including North Coast.  At our election, interest on borrowings may be (i) the greater of the administrative agent’s prime rate or the federal funds effective rate plus .50% plus an applicable margin or (ii) LIBOR (London InterBank Offered Rate) plus an applicable margin.  At September 30, 2004, the six month LIBOR rate was 2.20%, which would result in an interest rate of approximately 3.45% on any new indebtedness we may incur under the U.S. credit agreement.

Canadian Credit Agreement.  On January 27, 2004, our Canadian credit agreement was amended and restated to provide for borrowings up to $189.4 million with a borrowing base of approximately $105.0 million (CDN $138.6 million using the exchange rate on January 26, 2004). The amendment also provided for an extension of the Canadian credit agreement maturity date to January 27, 2007.  The issuance of the $100.0 million in additional 7¼% senior notes on April 13, 2004 did not impact the borrowing base under the Canadian credit agreement. (See “Note 9. Issuance of Senior Unsecured Notes and the Acquisition of North Coast Energy, Inc.”). Effective June 28, 2004, the borrowing base was redetermined at $105.0 million (CDN $141.7 million using the exchange rate on June 25, 2004).  Effective October 8, 2004, the borrowing base was redetermined at $105.0 million (CDN $132.4 million using the exchange rate on October 7, 2004), and will be redetermined each May 1 and November 1 thereafter.  Our borrowing base is determined based on a number of factors including commodity prices.  We use derivative financial instruments to lessen the impact of volatility in commodity prices.  At September 30, 2004, we had approximately $12.3 million of outstanding indebtedness and approximately $92.7 million available for borrowing.  Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and natural gas properties.  At our election, interest on borrowings may be (i) the Canadian prime rate plus an applicable margin or (ii) the Banker’s Acceptance rate plus an applicable margin.  At September 30, 2004, the six month Banker’s Acceptance rate was 2.73%, which would result in an interest rate of approximately 3.98% on any new indebtedness we incur under the Canadian credit agreement.

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

As of September 30, 2004, we were in compliance with the covenants contained in our U.S. and Canadian credit agreements.

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

9.              Issuance of Senior Notes and the Acquisition of North Coast Energy, Inc.

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

Interest is payable on the senior notes semi-annually in arrears on January 15 and July 15 of each year.  We made our first interest payment on July 15, 2004.  The senior notes mature on January 15, 2011.  Prior to January 15, 2007, we may redeem all, but not less than all, of the senior notes in cash at a redemption price equal to 100% of the principal amount of the notes plus a premium.  We may redeem some or all of the senior notes beginning on January 15, 2007 for the redemption price set forth in the notes.  If a change of control occurs, subject to certain conditions, we must offer holders of the notes an opportunity to sell us their notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of the purchase.

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

The estimated fair value of our 7 ¼% senior notes due 2011 was $474.8 million as compared to the carrying amount of $453.1 million (including $3.1 million of unamortized premium) at September 30, 2004.  The fair value of the senior notes is estimated based on quoted market prices for the senior notes.

Concurrent with the issuance of the senior notes, we wrote-off $938,000 of costs incurred in January 2004 to secure bridge loan financing which was not utilized upon issuance of the senior notes and deferred financing costs of approximately $726,000 related to the senior term loan, which was retired with the proceeds of the senior notes.

The total purchase price for North Coast was $225.6 million representing the purchase of all outstanding common stock and liabilities assumed as detailed below and has been allocated as follows (in thousands):

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

The following unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 2003 and 2004 have been derived from our unaudited consolidated statements of operations for the 209 day period ended July 28, 2003 and the 64 day period ended September 30, 2003, and the nine months ended September 30, 2004 and North Coast’s unaudited consolidated financial statements for the nine months ended September 30, 2003 and the 27 day period from January 1 to January 27, 2004.  The pro forma statements of operations give effect to the following events as if each occurred on January 1 of each respective year.

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

Unaudited Pro Forma Condensed Consolidated Statement
of Operations for the Nine Months Ended September 30, 2003

	EXCO
	Historical		Pro Forma
	209 Day Period from January 1 to July 28, 2003(a)	64 Day Period from July 29 to September 30, 2003(a)	Adjustments for the Going Private Transaction		Nine Months Ended September 30, 2003	North Coast Historical	Adjustments for the Transactions		Pro Forma
	(In thousands)
Revenues:
Oil and natural gas	$61,416	$19,493	$—		$80,909	$42,187	$—		$123,096
Commodity price risk management activities (b)	—	329	—		329	—	—		329
Well operating, gathering and other	—	—	—		—	5,019	—		5,019
Other income	(1,033)	60	—		(973)	357	—		(616)
Total revenues	60,383	19,882	—		80,265	47,563	—		127,828

Costs and expenses:
Oil and natural gas production	19,793	5,034	—		24,827	7,799	—		32,626
Well operating, gathering and other	—	—	—		—	4,004	—		4,004
Exploration expense	—	—	—		—	2,476	(2,476	)(d)	—
Depreciation, depletion and amortization	12,022	4,949	3,864	(e)	20,835	6,790	4,062	(f)	31,687
Accretion of asset retirement obligations	737	201	—		938	—	230	(g)	1,168
General and administrative	19,272	2,308	(6,483	)(h)	11,530	4,763	—		16,293
Interest	2,981	1,416	1,215	(i)	5,612	2,072	16,659	(j)	24,343
Total costs and expenses	54,805	13,908	(1,404)		63,742	27,904	18,475		110,121
Income (loss) before income taxes	5,578	5,974	1,404		16,523	19,659	(18,475)		17,707
Income tax expense (benefit)	4,801	2,248	(121	)(k)	6,928	6,916	(6,466	)(k)	7,378
Net income (loss)	$777	$3,726	$1,525		$9,595	$12,743	$(12,009)		$10,329

Unaudited Pro Forma Condensed Consolidated Statement
of Operations for the Nine Months Ended September 30, 2004

	EXCO	North Coast			Pro Forma
	Nine				Nine
	Months Ended September 30, 2004	27 Day Period Ended January 27, 2004(a)	Adjustments for the Transactions		Months Ended September 30, 2004
	(In thousands)
Revenues and other income:
Oil and natural gas	$166,603	$6,540	$—		$173,143
Commodity price risk management activities	(81,999)	—	—		(81,999)
Well operating, gathering and other	—	490	(490	)(b)	—
Other income (expense)	7,498	150	20	(b)	7,668
Total revenues and other income	92,102	7,180	(470)		98,812
Costs and expenses:
Oil and natural gas production	35,327	878	(108	)(b)	36,097
Well operating, gathering and other	—	362	(362	)(b)	—
Exploration expense	—	200	(200	)(c)	—
Depreciation, depletion and amortization	35,518	851	473	(d)	36,842
Accretion of asset retirement obligations	1,259	—	30	(e)	1,289
General and administrative	15,610	11,535	(11,021	)(g)	16,124
Interest	27,144	186	934	(h)	28,264
Total costs and expenses	114,858	14,012	(10,254)		118,616
Income (loss) before income taxes	(22,756)	(6,832)	9,784		(19,804)
Income tax expense (benefit)	(5,356)	(2,448)	3,664	(i)	(4,140)
Net income (loss)	$(17,400)	$(4,384)	$6,120		$(15,664)

(a)	Represents historical information for North Coast for the 27 day period from January 1 to January 27, 2004.

(b)	Represents reclassifications to conform to EXCO’s presentation.

(c)	Represents the adjustment to capitalize exploration expense as required under the full-cost method of accounting employed by EXCO.

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

10.       Acquisitions and Dispositions

Transactions, other than the acquisition of North Coast, that occurred during the nine months ended September 30, 2004

During the nine months ended September 30, 2004, we completed 11 oil and natural gas property acquisitions in Canada and four in the United States.  Estimated total proved reserves net to our interest from these acquisitions included approximately 2,026 Mbbls of oil and NGLs and 46.1 Bcf of natural gas.  The total purchase price for the acquisitions was approximately $87.8 million funded with borrowings under our United States and Canadian credit agreements and from surplus cash.

During the nine months ended September 30, 2004, we completed 18 sales of oil and natural gas properties in the United States.  As of January 1, 2004, estimated total proved reserves, net to our interest from these properties included approximately 4,131 Mbbls of oil and NGLs and 14.4 Bcf of natural gas.  The total sales proceeds we received were approximately $23.4 million.  During the first nine months of 2003, we recorded revenue of approximately $7.0 million and oil and natural gas production costs of $3.2 million on these properties.  During the first nine months of 2004, we recorded revenue of approximately $5.3 million and oil and natural gas production costs of $2.0 million on these properties through the date of their respective disposition.

Transactions that occurred during the nine months ended September 30, 2003

During the nine months ended September 30, 2003, we completed seven oil and natural gas property acquisitions, five in Canada and two in the United States.  Estimated total proved reserves net to our interest from these acquisitions included approximately 553 Mbbls of oil and NGLs and 9.9 Bcf of natural gas.  The total purchase price for the acquisitions was approximately $14.9 million funded with borrowings under our Canadian credit agreement and from surplus cash.  In addition, we also completed 27 smaller acquisitions during this period for consideration that totaled approximately $2.4 million.

During the first nine months of 2003, we sold 37 oil and natural gas properties in the United States.  As of January 1, 2003, estimated total proved reserves net to our interest from these properties included approximately 1,683 Mbbls of oil and NGLs and 1.5 Bcf of natural gas.  The total sales proceeds we received were approximately $6.3 million.  During the first nine months of 2003, revenues, oil and natural gas production costs and depletion expense related to these properties were not significant.

11.       Consolidating Financial Statements

Set forth below are condensed consolidating financial statements of EXCO, the guarantor subsidiaries and the non-guarantor subsidiary.  The senior notes are jointly and severally guaranteed by our current and some of our future subsidiaries in the United States (referred to as Guarantor Subsidiaries).  Addison is not a guarantor of the senior unsecured notes.  Instead, the notes are secured, subject to specified permitted liens and except as described below, by a second-priority security interest in 65% of the capital stock of Addison.  This share pledge is limited such that, at any time, the aggregate par value, book value as carried by us or market value (whichever is greatest) of such pledged capital stock is not equal to or greater than 20% of then outstanding aggregate principal amount of the notes.  The notes are also secured by a second-priority security interest in 100% of the capital stock of Taurus Acquisition, Inc.

The following financial information presents consolidating financial statements, which include:

•                  Resources;

•                  the guarantor subsidiaries on a combined basis;

•                  the non-guarantor subsidiary;

•                  elimination entries necessary to consolidate Resources, the guarantor subsidiaries and the non-guarantor subsidiary; and

•                  EXCO on a consolidated basis.

Taurus Acquisition, Inc., EXCO Investment I, LLC and EXCO Investment II, LLC are guarantors of the senior notes.  These companies have no material operations and, accordingly, these companies have been omitted from the guarantor financial information.  Investments in subsidiaries are accounted for using the equity method of accounting.  The financial information for the guarantor and non-guarantor subsidiaries is presented on a combined basis.  The elimination entries primarily eliminate investment in subsidiaries and intercompany balances and transactions.  As of January 27, 2004, North Coast Energy, Inc. and North Coast Energy Eastern, Inc. became guarantors of our senior notes.

EXCO RESOURCES, INC.

CONSOLIDATING BALANCE SHEET (Unaudited)

December 31, 2003

	Resources	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$3,372	$—	$3,961	$—	$7,333
Other current assets	10,262	—	13,974	—	24,236
Total current assets	13,634	—	17,935	—	31,569
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	2,598	—	6,597	—	9,195
Proved developed and undeveloped oil and natural gas properties	102,955	84,416	229,308	—	416,679
Allowance for depreciation, depletion and amortization	(3,091)	(2,162)	(6,678)	—	(11,931)
Oil and natural gas properties, net	102,462	82,254	229,227	—	413,943
Office and field equipment, net	811	—	290	—	1,101
Goodwill	24,218	—	29,128	—	53,346
Investments in and advances to affiliates	184,519	12,895	—	(197,368)	46
Other assets, net	4,498	—	527	—	5,025
Total assets	$330,142	$95,149	$277,107	$(197,368)	$505,030

Liabilities and Stockholder’s Equity
Current liabilities	$25,644	$—	$19,544	$—	$45,188
Long-term debt	99,470	—	108,481	—	207,951
Deferred income taxes	12,139	—	33,760	—	45,899
Other liabilities	9,021	1,527	11,575	—	22,123
Payable to parent	—	—	48,927	(48,927)	—
Commitments and contingencies	—	—	—	—	—
Stockholder’s equity	183,868	93,622	54,820	(148,441)	183,869
Total liabilities and stockholder’s equity	$330,142	$95,149	$277,107	$(197,368)	$505,030

EXCO RESOURCES, INC.

CONSOLIDATING BALANCE SHEET (Unaudited)

September 30, 2004

	Resources	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
			(In thousands)

Assets
Current assets:
Cash and cash equivalents	$7,815	$9,566	$8,323	$—	$25,704
Other current assets	9,924	8,738	17,275	—	35,937
Total current assets	17,739	18,304	25,598	—	61,641
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	1,687	15,952	3,298	—	20,937
Proved developed and undeveloped oil and natural gas properties	95,613	323,823	315,118	—	734,554
Allowance for depreciation, depletion and amortization	(8,462)	(16,293)	(22,137)	—	(46,892)
Oil and natural gas properties, net	88,838	323,482	296,279	—	708,599
Gas gathering, office and field equipment, net	1,659	21,590	282	—	23,531
Goodwill	21,558	—	29,952	—	51,510
Investments in and advances to affiliates	578,481	—	—	(578,481)	(34)
Other assets, net	11,380	22	164	—	11,566
Total assets	$719,621	$363,398	$352,275	$(578,481)	$856,813

Liabilities and Stockholder’s Equity
Current liabilities	$59,548	$13,638	$35,827	$—	$109,013
Long-term debt	470,051	—	12,289	—	482,340
Deferred income taxes	(8,190)	8,190	35,506	—	35,506
Other liabilities	34,737	6,814	16,441	—	57,992
Payable to parent	(8,488)	48,028	179,672	(219,212)	—
Commitments and contingencies	—	—	—	—	—
Stockholder’s equity	171,963	286,728	72,540	(359,269)	171,962
Total liabilities and stockholder’s equity	$719,621	$363,398	$352,275	$(578,481)	$856,813

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the 28 Day Period From July 1, 2003 to July 28, 2003

	Resources	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues:
Oil and natural gas sales	$1,002	$1,971	$5,767	$—	$8,740
Other income (loss)	483	(140)	25	—	368
Equity in earnings of subsidiaries	(1,127)	—	—	1,127	—
Total revenues and other income	358	1,831	5,792	1,127	9,108
Costs and expenses:
Oil and natural gas production	609	853	925	—	2,387
Depreciation, depletion and amortization	497	270	1,109	—	1,876
Accretion of discount on asset retirement obligations	34	11	67	—	112
General and administrative	6,449	—	5,179	—	11,628
Interest	120	—	466	—	586
Total costs and expenses	7,709	1,134	7,746	—	16,589
Income (loss) before income taxes	(7,351)	697	(1,954)	1,127	(7,481)
Income tax expense (benefit)	(181)	—	(265)	—	(446)
Income (loss) before cumulative effect of change in accounting principle	(7,170)	697	(1,689)	1,127	(7,035)
Cumulative effect of change in accounting principle, net of income taxes	(135)	(135)	—	—	—
Net income (loss)	$(7,035)	$562	$(1,689)	$1,127	$(7,035)

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the 64 Day Period From July 29, 2003 to September 30, 2003

	Resources	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues:
Oil and natural gas sales	$5,334	$3,491	$10,668	$—	$19,493
Commodity price risk management activities	63	—	266	—	329
Other income (loss)	(71)	—	131	—	60
Equity in earnings of subsidiaries	4,424	—	—	(4,424)	—
Total revenues and other income	9,750	3,491	11,065	(4,424)	19,882
Costs and expenses:
Oil and natural gas production	1,945	805	2,284	—	5,034
Depreciation, depletion and amortization	1,353	843	2,753	—	4,949
Accretion of discount on asset retirement obligations	49	33	119	—	201
General and administrative	1,506	—	802	—	2,308
Interest	624	—	792	—	1,416
Total costs and expenses	5,477	1,681	6,750	—	13,908
Income before income taxes	4,273	1,810	4,315	(4,424)	5,974
Income tax expense	547	—	1,701	—	2,248
Net income (loss)	$3,726	$1,810	$2,614	$(4,424)	$3,726

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended September 30, 2004

	Resources	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues:
Oil and natural gas sales	$10,039	$25,210	$24,127	$—	$59,376
Commodity price risk management activities	(29,933)	17	(7,602)	—	(37,518)
Other income	2,628	190	5,846	(2,880)	5,784
Equity in earnings of subsidiaries	15,966	—	—	15,966	—
Total revenues and other income	(1,300)	25,417	22,371	(18,846)	27,642
Costs and expenses:
Oil and natural gas production	3,106	4,254	5,269	—	12,629
Depreciation, depletion and amortization	1,942	5,830	4,655	—	12,427
Accretion of discount on asset retirement obligations	36	163	224	—	423
General and administrative	2,741	992	1,339	—	5,072
Interest	8,862	1,116	2,002	(2,881)	9,099
Total costs and expenses	16,687	12,355	13,489	(2,881)	39,650
Income (loss) before income taxes	(17,987)	13,062	8,882	(15,965)	(12,008)
Income tax expense (benefit)	(6,896)	3,531	2,447	—	(918)
Net income (loss)	$(11,091)	$9,531	$6,435	$(15,965)	$(11,090)

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the 209 Day Period From January 1, 2003 to July 28, 2003

	Resources	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues:
Oil and natural gas sales	$7,502	$14,901	$39,013	$—	$61,416
Other income (loss)	(1,129)	—	96	—	(1,033)
Equity in earnings of subsidiaries	18,068	—	—	(18,068)	—
Total revenues and other income	24,441	14,901	39,109	(18,068)	60,383
Costs and expenses:
Oil and natural gas production	7,361	4,019	8,413	—	19,793
Depreciation, depletion and amortization	3,516	1,967	6,539	—	12,022
Accretion of discount on asset retirement obligations	240	80	417	—	737
General and administrative	11,347	—	7,925	—	19,272
Interest	700	—	2,281	—	2,981
Total costs and expenses	23,164	6,066	25,575	—	54,805
Income before income taxes	1,277	8,835	13,534	(18,068)	5,578
Income tax expense (benefit)	(181)	—	4,982	—	$4,801
Income before cumulative effect of change in accounting principle	1,458	8,835	8,552	(18,068)	777
Cumulative effect of change in accounting principle, net of income tax	(426)	(135)	816	—	255
Net income	$1,032	$8,700	$9,368	$(18,068)	$1,032

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the 64 Day Period From July 29, 2003 to September 30, 2003

	Resources	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues:
Oil and natural gas sales	$5,334	$3,491	$10,668	$—	$19,493
Commodity price risk management activities	63	—	266	—	329
Other income (loss)	(71)	—	131	—	60
Equity in earnings of subsidiaries	4,424	—	—	(4,424)	—
Total revenues and other income	9,750	3,491	11,065	(4,424)	19,882
Costs and expenses:
Oil and natural gas production	1,945	805	2,284	—	5,034
Depreciation, depletion and amortization	1,353	843	2,753	—	4,949
Accretion of discount on asset retirement obligations	49	33	119	—	201
General and administrative	1,506	—	802	—	2,308
Interest	624	—	792	—	1,416
Total costs and expenses	5,477	1,681	6,750	—	13,908
Income before income taxes	4,273	1,810	4,315	(4,424)	5,974
Income tax expense	547	—	1,701	—	2,248
Net income	$3,726	$1,810	$2,614	$(4,424)	$3,726

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Nine Months Ended September 30, 2004

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues:
Oil and natural gas sales	$31,879	$68,241	$66,483	$—	$166,603
Commodity price risk management activities	(67,089)	(2,106)	(12,804)	—	(81,999)
Other income (loss)	6,511	559	6,611	(6,183)	7,498
Equity in earnings of subsidiaries	40,175	—	—	(40,175)	—
Total revenues and other income	11,476	66,694	60,290	(46,358)	92,102
Costs and expenses:
Oil and natural gas production	9,836	11,037	14,454	—	35,327
Depreciation, depletion and amortization	5,843	15,117	14,558	—	35,518
Accretion of discount on asset retirement obligations	234	373	652	—	1,259
General and administrative	8,561	2,962	4,087	—	15,610
Interest	25,307	3,040	4,980	(6,183)	27,144
Total costs and expenses	49,781	32,529	38,731	(6,183)	114,858
Income (loss) before income taxes	(38,305)	34,165	21,559	(40,175)	(22,756)
Income tax expense	(20,905)	8,996	6,553	—	(5,356)
Net income (loss)	$(17,400)	$25,169	$15,006	$(40,175)	$(17,400)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW (Unaudited)

For the 28 Day Period from July 1, 2003 to July 28, 2003

	Resources	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided (used) by operating activities	$(2,743)	$978	$(2,256)	$—	$(4,021)
Investing Activities:
Additions to oil and natural gas property and equipment	766	(408)	(2,539)	—	(2,181)
Proceeds from dispositions of property and equipment	(87)	1,677	—	—	1,590
Advances/investments with affiliates	8,872	(2,247)	(6,625)	—	—
Proceeds from sale of marketable securities	422	—	—	—	422
Other investing activities	(1)	—	(84)	—	(85)
Net cash provided (used) in investing activities	9,972	(978)	(9,248)	—	(254)
Financing Activities:
Proceeds from long-term debt	7,388	—	13,483	—	20,871
Payments on long-term debt	—	—	—	—	—
Proceeds from exercise of stock options	12,737	—	—	—	12,737
Purchase of common stock from employees in connection with the merger	(17,874)	—	—	—	(17,874)
Purchase of director and employee stock options in connection with the merger	(3,567)	—	—	—	(3,567)
Payment of fees and expenses in connection with the merger	(563)	—	—	—	(563)
Deferred financing costs	(585)	—	(449)	—	(1,034)
Other financing activities	99	—	32	—	131
Net cash provided (used) by financing activities	(2,365)	—	13,066	—	10,701
Net increase (decrease) in cash	4,864	—	1,562	—	6,426
Effect of exchange rates on cash and cash equivalents	—	—	(55)	—	(55)
Cash at beginning of period	2,319	—	190	—	2,509
Cash at end of period	$7,183	$—	$1,697	$—	$8,880

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW (Unaudited)

For the 64 Day Period From July 29, 2003 to September 30, 2003

	Resources	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided (used) by operating activities	$1,840	$2,686	$7,759	$—	$12,285
Investing Activities:
Additions to oil and natural gas property and equipment	(1,786)	(386)	(11,235)	—	(13,407)
Proceeds from dispositions of property and equipment	55	180	—	—	235
Advances/investments with affiliates	2,090	(2,480)	2,385	—	1,995
Other investing activities	452	—	(841)	—	(389)
Net cash provided (used) in investing activities	811	(2,686)	(9,691)	—	(11,566)
Financing Activities:
Proceeds from long-term debt	—	—	5,735	—	5,735
Payments on long-term debt	(5,025)	—	(1,075)	—	(6,100)
Deferred financing costs	(121)	—	(62)	—	(183)
Net cash provided (used) by financing activities	(5,146)	—	4,598	—	(548)
Net increase (decrease) in cash	(2,495)	—	2,666	—	171
Effect of exchange rates on cash and cash equivalents	—	—	143	—	143
Cash at beginning of period	7,183	—	1,697	—	8,880
Cash at end of period	$4,688	$—	$4,506	$—	$9,194

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW (Unaudited)

For the Three Month Period Ended September 30, 2004

	Resources	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash (used) provided by operating activities	$(19,422)	$21,141	$23,235	$—	$24,954
Investing Activities:
Additions to oil and natural gas property and equipment	(14,129)	(36,158)	(31,681)	—	(81,968)
Proceeds from dispositions of property and equipment	9,586	20	—	—	9,606
Proceeds from sales of marketable securities	515	—	—	—	515
Advances/investments with affiliates	(16,299)	14,448	1,867	—	16
Other investing activities	—	—	538	—	538
Net cash used in investing activities	(20,327)	(21,690)	(29,276)	—	(71,293)
Financing Activities:
Proceeds from note payable and long-term debt	34,499	—	16,759	—	51,258
Payments on long-term debt	(17,500)	—	(5,153)	—	(22,653)
Deferred financing costs	(6)	—	60	—	54
Net cash provided (used) by financing activities	16,993	—	11,666	—	28,659
Net increase (decrease) in cash	(22,756)	(549)	5,625	—	(17,680)
Effect of exchange rates on cash and cash equivalents	—	—	562	—	562
Cash at beginning of period	30,571	10,115	2,136	—	42,822
Cash at end of period	$7,815	$9,566	$8,323	$—	$25,704

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW (Unaudited)

For the 209 Day Period From January 1, 2003 to July 28, 2003

	Resources	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided (used) by operating activities	$(9,910)	$10,882	$19,446	$—	$20,418
Investing Activities:
Additions to oil and natural gas property and equipment	(3,517)	(684)	(25,572)	—	(29,773)
Proceeds from dispositions of property and equipment	2,773	3,247	—	—	6,020
Advances/investments with affiliates	19,544	(13,445)	(6,099)	—	—
Other investing activities	421	—	(188)	—	233
Net cash provided (used) in investing activities	19,221	(10,882)	(31,859)	—	(23,520)
Financing Activities:
Proceeds from long-term debt	20,638	—	25,699	—	46,337
Payments on long-term debt	(11,750)	—	(10,849)	—	(22,599)
Proceeds from exercise of stock options	12,737	—	—	—	12,737
Purchase of common stock from employees in connection with the merger	(17,874)	—	—	—	(17,874)
Purchase of director and employee stock options in connection with the merger	(3,567)	—	—	—	(3,567)
Payment of fees and expenses in connection with the merger	(563)	—	—	—	(563)
Preferred stock dividends	(2,620)	—	—	—	(2,620)
Deferred financing costs	(1,136)	—	(905)	—	(2,041)
Other financing activities	140	—	32	—	172
Net cash provided (used) by financing activities	(3,995)	—	13,977	—	9,982
Net increase in cash	5,316	—	1,564	—	6,880
Effect of exchange rates on cash and cash equivalents	—	—	58	—	58
Cash at beginning of period	1,867	—	75	—	1,942
Cash at end of period	$7,183	$—	$1,697	$—	$8,880

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW (Unaudited)

For the 64 Day Period From July 29, 2003 to September 30, 2003

	Resources	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided (used) by operating activities	$1,840	$2,686	$7,759	$—	$12,285
Investing Activities:
Additions to oil and natural gas property and equipment	(1,786)	(386)	(11,235)	—	(13,407)
Proceeds from dispositions of property and equipment	55	180	—	—	235
Advances/investments with affiliates	2,090	(2,480)	2,385	—	1,995
Other investing activities	452	—	(841)	—	(389)
Net cash provided (used) in investing activities	811	(2,686)	(9,691)	—	(11,566)
Financing Activities:
Proceeds from long-term debt	—	—	5,735	—	5,735
Payments on long-term debt	(5,025)	—	(1,075)	—	(6,100)
Deferred financing costs	(121)	—	(62)	—	(183)
Net cash provided (used) by financing activities	(5,146)	—	4,598	—	(548)
Net increase (decrease) in cash	(2,495)	—	2,666	—	171
Effect of exchange rates on cash and cash equivalents	—	—	143	—	143
Cash at beginning of period	7,183	—	1,697	—	8,880
Cash at end of period	$4,688	$—	$4,506	$—	$9,194

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW (Unaudited)

For the Nine Month Period Ended September 30, 2004

	Resources	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided (used) by operating activities	$(4,802)	$53,146	$40,068	$—	$88,412
Investing Activities:
Additions to oil and natural gas property and equipment	(23,626)	(49,933)	(70,581)	—	(144,140)
Proceeds from dispositions of property and equipment	20,238	3,180	—	—	23,418
Purchase of North Coast Energy	(225,562)	10,429	—	—	(215,133)
Proceeds from sales of marketable securities and other assets	1,296	—	—	—	1,296
Advances/investments with affiliates	(120,651)	(7,256)	127,983	—	76
Other investing activities	—	—	423	—	423
Net cash provided (used) in investing activities	(348,305)	(43,580)	57,825	—	(334,060)
Financing Activities:
Proceeds from note payable and long-term debt	494,850	—	16,759	—	511,609
Payments on long-term debt	(124,070)	—	(108,146)	—	(232,216)
Deferred financing costs	—	—	—	—	—
Other financing costs	(13,230)	—	102	—	(13,128)
Net cash provided (used) by financing activities	357,550	—	(91,285)	—	266,265
Net increase in cash	4,443	9,566	6,608	—	20,617
Effect of exchange rates on cash and cash equivalents	—	—	(2,246)	—	(2,246)
Cash at beginning of period	3,372	—	3,961	—	7,333
Cash at end of period	$7,815	$9,566	$8,323	$—	$25,704

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

Overview

We are an independent energy company engaged in the acquisition, exploration, development and exploitation of oil and natural gas properties in the United States and Canada.  From January 1, 2001 to September 30, 2004, we have spent in excess of $500 million on property and corporate acquisitions.  Further, on July 29, 2003, we completed a “going private” transaction that resulted in all of our outstanding common stock being acquired by EXCO Holdings Inc., a holding company owned by certain members of our management and several institutional and other investors.  This transaction resulted in a change in the valuation of our assets and liabilities.  On January 27, 2004, we acquired all of the outstanding common stock of North Coast Energy, Inc. (North Coast) for a purchase price of approximately $225.6 million, including the assumption of $57.0 million in outstanding bank debt.  Our strategy is to continue to grow primarily through the acquisition of proved oil and natural gas reserves and, to the extent possible, through the exploitation and development of these properties.  We funded the acquisition of North Coast through the issuance on January 20, 2004 of $350.0 million in 7¼% senior notes due January 15, 2011.  Additionally, on April 13, 2004, we completed a private placement of an additional $100.0 million aggregate principal amount of 7¼% senior notes due January 15, 2011 having the same terms and governed by the same indenture as the notes issued on January 20, 2004.  The notes issued on April 13, 2004 were issued at a price of 103.25% of the principal amount plus interest accrued since January 20, 2004.  We used approximately $98.8 million of the proceeds from this offering to repay substantially all of the indebtedness outstanding under our Canadian credit agreement.  We expect to continue to use debt, primarily under our bank credit agreements, to make future acquisitions.  We also expect to enter into new derivative financial instruments to reduce our exposure to changes in the prices of oil and natural gas.

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

When we enter into hedging transactions, we formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions.  The process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions.  We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.  Under hedge accounting, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings and the ineffective portion of any change in fair value of a derivative designated as a hedge is immediately recognized in earnings.

Effective July 29, 2003, in connection with the going private transaction, we discontinued hedge accounting for all existing derivatives.  Currently, we do not designate derivative transactions as hedges for financial accounting purposes; accordingly, changes in the fair value of derivative financial instruments, including interest rate swaps, will be recognized currently in our statement of operations.  We do continue to designate derivative financial instruments as hedges for income tax purposes.

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

Addison entered into a long-term note agreement with a U.S. subsidiary of EXCO in the amount of $98.8 million.   Addison used the proceeds of this borrowing to repay virtually all of its outstanding indebtedness under its Canadian credit agreement in April 2004.  The indebtedness is repayable in U.S. dollars on January 15, 2011.  It bears interest at 7 ¼ % and contains similar terms and conditions to EXCO’s 7 ¼% senior notes due January 15, 2011.  Under the provisions of SFAS No. 52 – “Foreign Currency Translation”, Addison is required to recognize any foreign currency translation gains or losses when translating this liability from U. S. dollars to Canadian dollars currently in its statement of operations.   Gain or loss recognized by Addison is not eliminated when preparing EXCO’s consolidated statement of operations.

Deferred Tax Asset Valuations

We periodically assess the probability of recovering recorded deferred tax assets based on our assessment of future earnings outlook by tax jurisdiction.  These estimates are inherently imprecise because we make many assumptions in the assessment process.  For the 28 day and 209 day periods ended July 28, 2003 (predecessor basis), our net deferred tax asset in the U.S. was fully reserved due to the uncertainty of the realization of such benefits.  Effective with the going private transaction, as of July 29, 2003, EXCO (successor basis) was in a deferred tax liability position in the U.S. due to the step-up in basis for book purposes related to purchase accounting and the carryover of tax basis.  Accordingly, no valuation allowance relating to deferred tax assets was recognized in our purchase price allocation except for a valuation allowance of approximately $2.6 million for net operating loss carryforwards that are subject to limitations and are expected to expire before being utilized.  As of September 30, 2004, EXCO (successor basis) is again in a deferred tax asset position in the U.S.  This net deferred tax asset was fully reserved due to the uncertainty of the realization of such benefits.

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

In September 2004, the SEC released SAB No. 106 concerning the application of SFAS No. 143 by oil and natural gas producing companies following the full cost method of accounting.  In SAB No. 106, the SEC addressed the impact of SFAS No. 143 on the ceiling test calculation and on the calculation of depreciation, depletion and amortization.  SAB No. 106 will be effective for us on January 1, 2005.

Prior to the issuance of SFAS No. 143, we included expected future cash flows related to the asset retirement obligations from certain properties in our ceiling test calculation.  Under SFAS No. 143, we must now initially capitalize asset retirement costs by increasing long-lived oil and natural gas assets by the same amount as the asset retirement liability before discount.  After adoption of SFAS No. 143, if we were to continue to calculate the full cost ceiling test by reducing expected future net revenues by the cash flows required to settle the asset obligation, then the effect would be to “double-count” such costs in the ceiling test.  We do not believe the adoption of SAB No. 106 will have a significant impact on our ceiling test calculation for the year ending December 31, 2004.

Goodwill

As a result of a change in control, the going private transaction has been accounted for using the purchase method of accounting pursuant to SFAS No. 141, “Accounting for Business Combinations.”  As a result, EXCO Holdings’ cost of acquiring EXCO has been allocated to the assets and liabilities acquired based upon estimated fair values.  Under applicable generally accepted accounting principles, the new basis of accounting for EXCO Holdings is “pushed down” to the subsidiary company, EXCO.  Therefore, EXCO’s financial position and operating results subsequent to July 28, 2003 reflect a new basis of accounting and are not comparable to prior periods.  In addition, the tax basis was carried over from the formerly public company as a result of the merger.  The going private purchase price has been allocated to the assets acquired and liabilities assumed according to the estimated fair values.  The purchase price allocation resulted in $51.1 million of goodwill being recorded, $24.2 million in the United States geographic operating segment and $26.9 million in the Canadian geographic operating segment.  Changes in the balance of goodwill from the date of acquisition to September 30, 2004 are the result of sales of oil and natural gas properties in the United States, the sale of our Enron claim and foreign currency translation adjustments for associated Canadian goodwill.  None of the goodwill is currently deductible for income tax purposes.  Furthermore, in accordance with SFAS No. 142, “Goodwill and Intangible Assets,” goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise.  Impairment tests, which involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, are performed annually at the end of our fourth quarter.  Losses, if any, resulting from impairment tests will be reflected in operating income in the statement of operations.  There was no goodwill recorded as a result of the North Coast acquisition.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred.  Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  We adopted the new rules on asset retirement obligations on January 1, 2003, for both our U.S. and Canadian operations.  Application of the new rules resulted in an increase in net proved developed and undeveloped oil and natural gas properties of approximately $11.4 million, recognition of an asset retirement obligation liability of approximately $10.4 million, an increase in deferred income tax liability of approximately $690,000 and a cumulative effect of adoption that increased net income and stockholder’s equity by approximately

$255,000.  The increase in net income resulting from the cumulative effect of the change in accounting increased basic earnings per share by $0.04 and diluted earnings per share by $0.02 for the 209 day period ended July 28, 2003.

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

Our Results of Operations

The following is a discussion of our financial condition and results of operations for the three and nine month periods ended September 30, 2003 and 2004.

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

At September 30, 2004, we were selling approximately 28,800 Mmbtus of our Canadian natural gas per day to several purchasers at market sensitive prices.

Our NGLs are sold primarily to two different buyers under contracts which provide for index pricing less transportation and fractionation fees.

Revenues

The following tables present our oil and natural gas revenues (before commodity price risk management activities), production and average unit sales price for the three month and nine month periods ended September 30, 2003 and 2004.  The information presented below for the three months ended September 30, 2003 represents the total of our activity for the 28 day period from July 1, 2003 to July 28, 2003 and the 64 day period from July 29, 2003 to September 30, 2003.  The information presented below for the nine months ended September represents the total of our activity for the 209 day period from January 1, 2003 to July 28, 2003 and the 64 day period from July 29, 2003 to September 30, 2003.

For the 28 day and 209 day periods ended July 28, 2003, cash settlements of hedge transactions are included in oil and natural gas revenues in the condensed consolidated statement of operations.  Those settlements are not reflected in the oil and natural gas revenues (before commodity price risk management activities), amounts shown below.  The table also shows the changes in these amounts between periods.

	Three months ended September 30,		Quarter to quarter change	Nine months ended September 30,		Year to year change
	2003	2004	2003-2004	2003	2004	2003-2004
	(In thousands)
Oil and natural gas revenues before commodity price risk management activities:

Oil revenues:
EXCO	$4,801	$5,126	$325	$17,101	$16,103	$(998)
North Coast	—	1,237	1,237	—	2,850	2,850
Total U.S.	4,801	6,363	1,562	17,101	18,953	1,852
Canada	3,268	5,178	1,910	9,920	14,497	4,577
Total	$8,069	$11,541	$3,472	$27,021	$33,450	$6,429

Natural gas revenues:
EXCO	$8,248	$10,891	$2,643	$26,675	$32,011	$5,336
North Coast	—	17,399	17,399	—	47,716	47,716
Total U.S.	8,248	28,290	20,042	26,675	79,727	53,052
Canada	11,074	13,967	2,893	33,486	39,703	6,217
Total	$19,322	$42,257	$22,935	$60,161	$119,430	$59,269

Natural gas liquids revenues:
EXCO	$335	$597	$262	$1,025	$1,442	$417
North Coast	—	—	—	—	—	—
Total U.S.	335	597	262	1,025	1,442	417
Canada	2,094	4,981	2,887	6,276	12,281	6,005
Total	$2,429	$5,578	$3,149	$7,301	$13,723	$6,422

Total oil and natural gas revenues:
EXCO	$13,384	$16,614	$3,230	$44,801	$49,556	$4,755
North Coast	—	18,636	18,636	—	50,566	50,566
Total U.S.	13,384	35,250	21,866	44,801	100,122	55,321
Canada	16,436	24,126	7,690	49,682	66,481	16,799
Total	$29,820	$59,376	$29,556	$94,483	$166,603	$72,120

	Three months ended September 30,		Quarter to quarter change	Nine months ended September 30,		Year to year change
	2003	2004	2003-2004	2003	2004	2003-2004

Production:

Oil (Mbbls):
EXCO	164	121	(43)	575	434	(141)
North Coast	—	32	32	—	81	81
Total U.S.	164	153	(11)	575	515	(60)
Canada	118	128	10	342	410	68
Total	282	281	(1)	917	925	8

Natural gas (Mmcf):
EXCO	1,918	2,145	227	5,712	6,267	555
North Coast	—	2,718	2,718	—	7,569	7,569
Total U.S.	1,918	4,863	2,945	5,712	13,836	8,124
Canada	2,364	2,671	307	6,357	7,646	1,289
Total	4,282	7,534	3,252	12,069	21,482	9,413

Natural gas liquids (Mbbls):
EXCO	16	18	2	46	49	3
North Coast	—	—	—	—	—	—
Total U.S.	16	18	2	46	49	3
Canada	91	155	64	250	465	215
Total	107	173	66	296	514	218

Total production (Mmcfe):
EXCO	2,999	2,979	(20)	9,437	9,166	(271)
North Coast	—	2,911	2,911	—	8,053	8,053
Total U.S.	2,999	5,890	2,891	9,437	17,219	7,782
Canada	3,620	4,369	749	9,908	12,901	2,993
Total	6,619	10,259	3,640	19,345	30,120	10,775

	Three months ended September 30,		Quarter to quarter change	Nine months ended September 30,		Year to year change
	2003	2004	2003-2004	2003	2004	2003-2004

Average sales price (before cash settlements of derivative financial instruments):

Oil (per Bbl):
EXCO	$29.24	$42.33	$13.09	$29.74	$37.05	$7.31
North Coast	—	38.50	38.50	—	35.28	35.28
Total U.S.	29.24	41.59	12.35	29.74	36.80	7.06
Canada	27.67	40.38	12.71	28.98	35.30	6.32
Total	28.59	41.01	12.42	29.46	36.12	6.66

Natural gas (per Mcf):
EXCO	$4.30	$5.08	$0.78	$4.67	$5.11	$0.44
North Coast	—	6.40	6.40	—	6.30	6.30
Total U.S.	4.30	5.82	1.52	4.67	5.76	1.09
Canada	4.68	5.23	0.55	5.27	5.19	(0.08)
Total	4.51	5.61	1.10	4.99	5.56	0.57

Natural gas liquids (per Bbl):
EXCO	$20.77	$33.62	$12.85	$22.32	$29.75	$7.43
North Coast	—	—	—	—	—	—
Total U.S.	20.77	33.62	12.85	22.32	29.75	7.43
Canada	22.98	32.17	9.19	25.16	26.39	1.23
Total	22.65	32.32	9.67	24.72	26.71	1.99

Total oil and natural gas revenues (per Mcfe):

EXCO	$4.46	$5.58	$1.12	$4.75	$5.41	$0.66
North Coast	—	6.40	6.40	—	6.28	6.28
Total U.S.	4.46	5.98	1.52	4.75	5.81	1.06
Canada	4.54	5.52	0.98	5.01	5.15	0.14
Total	4.51	5.79	1.28	4.88	5.53	0.65

Our revenues from the sale of oil, natural gas and NGLs, before cash settlements of derivative financial instruments, for the three months and nine months ended September 30, 2004 increased by $29.6 million, and $72.1 million, respectively, or 99.1% and 76.3%, respectively, over the three months and nine months ended September 30, 2003 primarily due to the acquisition of North Coast.  Oil and natural gas revenues for North Coast for the three month period ended September 30, 2004 and for the period from January 27, 2004 to September 30, 2004 were $18.6 million and $50.6 million, respectively.  The increase in revenue was also due to 11.0% and 14.1%, respective increases in oil and natural gas production volumes on an equivalent basis, excluding North Coast.  This increase in production volumes is due primarily to (1) property acquisitions, including the Oak Hill properties that we acquired on July 29, 2004; (2) favorable results from development drilling activity in Canada; and (3) the completion in January 2004 of our Miami Corp. 35-1 sidetrack well.  For the three month and nine month periods ended September 30, 2004, increases in oil, natural gas and NGL prices increased revenues by $6.6 million and $13.4 million respectively.  Oil production and oil revenues for EXCO have declined due to property sales in 2003 and 2004 and a general decline in production from our oil producing properties.

	Three months ended September 30,		Quarter to quarter change	Nine months ended September 30,		Year to year change
	2003	2004	2003-2004	2003	2004	2003-2004
	(In thousands)
Commodity price risk management activities:

Cash settlements on derivative financial instruments	$(4,144)	$(9,088)	$(4,944)	$(16,733)	$(21,646)	$(4,913)
Non-cash change in fair value of derivative financial instruments	2,694	(28,430)	(31,124)	2,694	(60,353)	(63,047)
Total commodity price risk management activities	$(1,450)	$(37,518)	$(36,068)	$(14,039)	$(81,999)	$(67,960)

	Three months ended September 30,		Quarter to quarter change	Nine months ended September 30,		Year to year change
	2003	2004	2003-2004	2003	2004	2003-2004
	(In thousands)
Other income (expense):

Income from terminated hedges	$157	$—	$(157)	$1,763	$—	$(1,763)
Income (expense) from hedge ineffectiveness	—	—	—	(2,544)	—	2,544
Gain/(loss) from foreign currency transactions	4	5,214	5,210	(1,074)	5,895	6,969
Interest, dividend, processing and other, net	275	570	295	890	1,603	713
Total other income (expense)	$436	$5,784	$5,348	$(965)	$7,498	$8,463

Our cash settlements of derivative financial instruments reduced revenue by $4.1 million and $9.1 million during the three months ended September 30, 2003 and 2004, respectively, and $16.7 million and $21.6 million, respectively, during the nine months ended September 30, 2003 and 2004.  The NYMEX oil and natural gas prices that are used to settle our hedges increased significantly over the oil and natural gas prices of our contracts.  The increases in prices resulted in us making significant payments to our counterparties to settle our derivative financial instruments during the quarter and decreased our revenues as a result.  We also had a significant increase in the volume of natural gas under derivative financial instruments to reflect the increase in our natural gas production as a result of the acquisition of North Coast.

Prior to the completion of the going private transaction, we accounted for our derivative financial instruments as cash flow hedges.  During the nine month period ended September 30, 2003, we reduced our revenues by $2.5 million for the ineffective portion of the change in the fair value of our hedges.  The ineffectiveness was primarily due to a significant increase in March 2003 in the difference between the NYMEX price for oil and natural gas, which is the price we use to settle our derivative financial instruments and the actual price that we receive in the field for the physical delivery of our oil and natural gas production. For the three and nine month periods ended September 30, 2004, we have recognized as a reduction of revenue $28.4 million and $60.4 million, respectively, from the change in the fair value of our derivative financial instruments.  Previously, the effective portion of this change was reflected in other comprehensive income while the ineffective portion was recognized in current period earnings.  We expect that our revenues will continue to be significantly impacted in future periods by the change in the fair value of our derivative financial instruments as a result of the volatility in oil and natural gas prices and the volume of future oil and natural gas sales covered under our commodity price risk management program.  For the three months ended September 30, 2004, the following percentages of our oil and natural gas production were subject to derivative financial instruments:  70% and 43% of oil and natural gas production were subject to swap agreements; 11% of natural gas production was subject to floor price agreements; and, 24% of natural gas production was subject to costless collar agreements.

During the three and nine months ended September 30, 2003, we recorded approximately $157,000 and $1.6 million as non-cash income from terminated hedges as other income.  As a result of the going private transaction, we ceased recording such income.

Addison, our Canadian wholly-owned subsidiary, entered into a long-term note agreement with a U.S. subsidiary of EXCO in the amount of $98.8 million.  Addison used the proceeds of this borrowing to repay virtually all of its outstanding indebtedness under its Canadian credit agreement in April 2004.  The indebtedness is repayable in U.S. dollars on January 15, 2011. It bears interest at 7 ¼ % and contains similar terms and conditions to EXCO’s 7 ¼ % senior notes due January 15, 2011 (see Note 9 — “Issuance of Senior Notes and the Acquisition of North Coast Energy, Inc.”) or upon sale of substantially all of its oil and gas properties.  Under the provisions of SFAS No. 52 — “Foreign Currency Translation”, Addison is required to recognize any foreign transaction gains or losses in its statement of operations when translating this liability from U.S. dollars to Canadian dollars. Gain or loss recognized by Addison is not eliminated when preparing EXCO’s consolidated statement of operations.  As a result, we have recorded non-cash foreign currency transaction gains of $5.6 million and $5.8 million during the three months and nine months ended September 30, 2004, respectively. These amounts are included in Other Income on the condensed consolidated statements of operations.

Costs and Expenses

The following tables present our oil and natural gas production costs and average oil and natural gas production cost per Mcfe for the three and nine months ended September 30, 2003 and 2004.

	Three months ended September 30,		Quarter to quarter change	Nine months ended September 30,		Year to year change
	2003	2004	2003-2004	2003	2004	2003-2004
	(In thousands)

Oil and natural gas production costs:

Oil and natural gas operating costs:
EXCO	$3,027	$2,951	$(76)	$10,272	$9,315	$(957)
North Coast	—	2,256	2,256	—	5,729	5,729
Total U.S.	3,027	5,207	2,180	10,272	15,044	4,772
Canada	2,968	5,022	2,054	10,169	13,803	3,634
Total	$5,995	$10,229	$4,234	$20,441	$28,847	$8,406

Production and ad valorem taxes:
EXCO	$1,185	$1,344	$159	$3,858	$3,687	$(171)
North Coast	—	809	809	—	2,142	2,142
Total U.S.	1,185	2,153	968	3,858	5,829	1,971
Canada	241	247	6	528	651	123
Total	$1,426	$2,400	$974	$4,386	$6,480	$2,094

Total oil and natural gas production costs:
EXCO	$4,212	$4,295	$83	$14,130	$13,002	$(1,128)
North Coast	—	3,065	3,065	—	7,871	7,871
Total U.S.	4,212	7,360	3,148	14,130	20,873	6,743
Canada	3,209	5,269	2,060	10,697	14,454	3,757
Total	$7,421	$12,629	$5,208	$24,827	$35,327	$10,500

	Three months ended September 30,		Quarter to quarter change	Nine months ended September 30,		Year to year change
	2003	2004	2003-2004	2003	2004	2003-2004
	(In thousands)

Oil and natural gas production costs (per Mcfe:)

Oil and natural gas operating costs:
EXCO	$1.01	$1.02	$0.01	$1.09	$0.99	$(0.10)
North Coast	—	0.71	0.71	—	0.77	0.77
Total U.S.	1.01	0.87	(0.14)	1.09	0.87	(0.22)
Canada	0.82	1.07	0.25	1.03	1.15	0.12
Total	0.91	0.96	0.05	1.06	1.00	(0.06)

Production and ad valorem taxes:
EXCO	$0.40	$0.40	$—	$0.41	$0.45	$0.04
North Coast	—	0.27	0.27	—	0.28	0.28
Total U.S.	0.40	0.32	(0.08)	0.41	0.37	(0.04)
Canada	0.07	0.05	(0.02)	0.05	0.06	0.01
Total	0.22	0.22	—	0.23	0.23	—

Total oil and natural gas production:
EXCO	$1.40	$1.42	$0.02	$1.50	$1.44	$(0.06)
North Coast	—	0.98	0.98	—	1.05	1.05
Total U.S.	1.40	1.19	(0.21)	1.50	1.25	(0.25)
Canada	0.89	1.12	0.23	1.08	1.21	0.13
Total	1.12	1.17	0.05	1.28	1.23	(0.05)

Our oil and natural gas operating costs for the three and nine months ended September 30, 2004 increased $4.2 million and $8.4 million, or 70.6% and 41.1%, respectively, from the same periods in 2003.  The primary reasons for the increases in oil and natural gas operating costs are:

•                  our acquisition of North Coast which increased oil and natural gas operating costs by $2.3 million and $5.7 million for the three and nine months ended September 30, 2004;

•                  our acquisitions of the Oak Hill properties in east Texas and of additional interests in the Vinegarone properties in the United States and the acquisition of several properties in Canada during 2003 and 2004;

•                  a general increase in the cost of goods and services used in our oil and natural gas operations during 2004; and

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

Our oil and natural gas operating costs in Canada increased on a per unit basis by $0.25 when comparing the third quarter of 2004 to the third quarter of 2003 and by $0.12 for the nine months ended 2004 when compared to the same period of 2003.  There are two primary causes of these increases.  The first is that the third quarter 2004 contained costs related to the repair of casing leaks and certain nonrecurring costs that increased operating costs for the quarter by $0.10 per Mcfe and the nine months by $0.03 per Mcfe.  The second primary cause is a result of the increase of the relative value of the Canadian dollar to the U.S. dollar during both periods.  Approximately $0.06 of the increase during the third quarter and $0.07 for year to date is due to the effects of the increase in value of the Canadian dollar on the foreign currency translation.

Production and ad valorem taxes for the three and nine months ended September 30, 2004 increased by $974,000 and $2.1 million, or 68.3% and 47.7%, respectively, over the same periods in 2003.  These increases are primarily attributable to our acquisition of North Coast which increased production and ad valorem taxes by $809,000 and $2.1 million.  These increases were partially offset by the absence of production taxes from oil and natural gas properties in the United States that were sold in 2003 and 2004.  These taxes are generally based upon the price received for production.  No production taxes are paid in Canada.

Our depreciation, depletion and amortization costs for the three and nine months ended September 30, 2004 increased by $5.6 million and $18.5 million, or 82.1% and 109.3%, respectively, from the same periods in 2003. The primary reasons for this increase are:

•            the increase in basis associated with proved oil and natural gas property values due to the going private transaction;

•             our acquisition of North Coast (which accounted for approximately $3.8 million and $10.1 million of the increases for the three and nine months ended September 30, 2004), and property acquisitions during 2003 and 2004;

•             the higher sales volumes from Canadian properties for the three and nine months ended September 30, 2004 when compared to the three and nine months ended September 30, 2003.

Accretion of discount on asset retirement obligations is the result of the adoption, as of January 1, 2003, of SFAS No.143, “Accounting for Asset Retirement Obligations.”  This non-cash expense measures the changes in the liability for an asset retirement obligation due to the passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period.  See “Note 2—Summary of Significant Accounting Policies — Deferred Abandonment and Asset Retirement Obligations” of the notes to our December 31, 2003 consolidated financial statements included in the Prospectus, dated April 22, 2004, for our senior notes exchange offer for additional information regarding our adoption of SFAS No. 143.

	Three months ended September 30,		Quarter to quarter change	Nine months ended September 30,		Year to year change
	2003	2004	2003-2004	2003	2004	2003-2004
	(In thousands, except per unit and employee count)
General and administrative costs:

Gross G&A expense	$14,875	$6,418	$(8,457)	$24,368	$19,292	$(5,076)
Operator overhead charges	(608)	(683)	(75)	(1,807)	(1,998)	(191)
Capitalized acquisition and exploitation charges	(331)	(663)	(332)	(981)	(1,684)	(703)
Net G&A expense	$13,936	$5,072	$(8,864)	$21,580	$15,610	$(5,970)

General and administrative expense per Mcfe	$2.11	$0.49	$(1.62)	$1.12	$0.52	$(0.60)
Number of employees at end of period	129	292	163	129	292	163

Our general and administrative costs for the three and nine months ended September 30, 2004 decreased by $8.9 million and $5.9 million, or 63.7% and 27.7%, respectively, over the same periods in 2003 and was primarily attributable to stock option compensation expense of approximately $8.6 million and $9.2 million for the three months and nine months ended September 30, 2003.  There has been no stock option compensation expense during 2004.  This decrease was partially offset by:

•                  the acquisition of North Coast which increased general and administrative costs by $992,000 and $2.9 million for the three and nine months ended September 30, 2004 and the total number of employees from September 30, 2003, to September 30, 2004 by 151;

•                  an increase in salaries, benefits and other personnel related costs of $470,000 and $3.0 million for the three and nine months ended September 30, 2004, a significant portion of which is related to compensation and bonus plans as a result of the going private transaction;

•                  a reduction in legal expense for the nine month periods of approximately $647,000 primarily due to costs incurred in 2003 for the going private transaction.

We expect that our general and administrative expenses will increase during 2004 as a result of the acquisition of North Coast. The Appalachian Basin, where North Coast operates, represents a new core area for us and, as a result, we have decided at this time to not make significant changes in the operations or staffing of North Coast.

	Three months ended September 30,		Quarter to quarter change	Nine months ended September 30,		Year to year change
	2003	2004	2003-2004	2003	2004	2003-2004
	(In thousands)

Interest expense:

7 ¼% senior notes due 2011	$—	$7,957	$7,957	$—	$20,679	$20,679
U.S. and Canadian credit agreements	1,999	350	(1,649)	4,330	1,955	(2,375)
$50 million senior term loan	—	—	—	—	222	222
Amortization and write-off of deferred financing costs	—	572	572	—	3,628	3,628
Interest expense on interest rate swaps	—	220	220	—	561	561
Other interest expense	3	—	(3)	67	99	32
Total interest expense	$2,002	$9,099	$7,097	$4,397	$27,144	$22,747

Our interest expense for the three and nine months ended September 30, 2004 increased $7.1 million and $22.7 million from the same periods in 2003.  These increases are primarily due to the issuance on January 20, 2004 of $350.0 million aggregate principal amount and on April 13, 2004 of $100.0 million, aggregate principal amount of 7¼% senior notes due 2011. Additionally, the amortization of deferred financing costs related to the senior notes and the amendment and restatement of our U.S. and Canadian credit facilities increased interest expense by $572,000 and $3.6 million.  (Prior to 2004, the amortization of deferred financing costs is reflected in the condensed consolidated statement of operations as part of depreciation, depletion and amortization).  Amortization of deferred financing costs in 2004 includes approximately $1.7 million in costs relating to the senior term loan that was repaid in full in January 2004 and fees incurred on a bridge facility related to the North Coast acquisition.  No funds were borrowed under the bridge facility.  Our long-term debt balance at September 30, 2004 was $482.3 million compared to $207.9 million at December 31, 2003.  As a result of the issuance of the senior notes on January 20, 2004 and April 13, 2004, we expect our interest expense to be significantly higher in 2004 than it was in 2003.

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

Effective July 29, 2003 and in conjunction with our going private transaction, the deferred tax asset valuation allowance was reduced in the purchase price allocation as EXCO (successor basis) was in a deferred tax liability position.  However, due to our U.S. operating losses attributable to derivative losses, we are now in a deferred tax asset position in the United States as of September 30, 2004.  We have recorded a valuation allowance of $4.2 million as it is uncertain whether we will be able to utilize our net deferred tax asset.  There is an additional valuation allowance of approximately $2.6 million for net operating loss carryforwards that are subject to limitations and are expected to expire before being utilized.  During the three and nine months ended September 30, 2004, EXCO recognized tax benefits in the U.S. of $3.4 million and $11.9 million relating to U.S. generated losses during this period.  During the three month period ended September 30, 2004, we recognized Canadian tax expense of $2.4 million that consists of a current tax expense of $951,000 and a deferred income tax expense of approximately $1.5 million.  During the nine month period ended September 30, 2004, we recognized Canadian tax expense of $6.6 million that consists of a current tax expense of $5.8 million and a deferred income tax expense of approximately $789,000.  Partially offsetting the deferred tax expense is the deferred tax benefit for the nine month period ended September 30, 2004 which has been reduced as a result of tax legislation enacted in May 2004 in the Province of Alberta to lower its income tax rate by 1%.  That resulted in a benefit of approximately $900,000.  There was additional tax legislation that became effective in Canada on November 7, 2003 that will phase-in reduced income tax rates and allow for the deductibility of crown royalties in the determination of federal and provincial income taxes which resulted in a deferred tax benefit of $4.9 million in the fourth quarter of 2003.  However, the Province of Alberta has indicated that it is not going to follow the federal government phase-in deduction of crown royalties and it intends to enact legislation during 2004 that will provide for the full deduction of crown royalties beginning in 2007 with no phase-in period.  This legislation has been introduced but has not yet been enacted. As a result, we have not recognized the impact of these potential tax law changes as of September 30, 2004.

The cumulative effect of change in accounting principle, net of income tax, is the result of the adoption of SFAS 143 on January 1, 2003.  In accordance with the provisions of SFAS 143, we recognized a $255,000 benefit from the cumulative effect of change in accounting principle, net of $690,000 of associated deferred income taxes.

Our Liquidity, Capital Resources and Capital Commitments

General

Most of our growth has resulted from acquisitions and our development and exploitation program. Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining financing flexibility. In the past, we have utilized a variety of sources of capital to fund our acquisition, development and exploitation programs and to fund our operations. Our general financial strategy is to use a combination of cash flow from operations, bank financing and the sale or issuance of equity and debt securities to fund our operations, conduct development and exploitation activities and to fund acquisitions. We do not have a set budget for acquisitions as these tend to be opportunity driven. Historically, we have used the proceeds from the issuance of equity and debt securities and borrowings under our credit agreements to raise cash to fund acquisitions.  We are currently highly leveraged.  We may need to raise additional equity capital to allow us to acquire significant oil and natural gas properties in the future.  We cannot assure you that funds will be available to us in the future to meet our budgeted capital spending or to fund acquisitions. Furthermore, our ability to borrow from sources other than our credit agreements is subject to restrictions imposed by our lenders. In addition, the indenture governing our senior notes contains restrictions on incurring indebtedness and the pledging of our assets. If we cannot secure additional funds for our planned development and exploitation activities or for future acquisitions, then we will be required to delay or substantially reduce these activities.

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

We generated operating cash flow of approximately $24.9 million and $88.4 million after changes in working capital for the three and nine months ended September 30, 2004, which helped fund our acquisition, development and exploitation activities. At September 30, 2004, our cash and cash equivalents balance was $25.7 million, an increase of $18.4 million from December 31, 2003.  On July 15, 2004, we made the initial interest payment on our 7 ¼% senior notes in the amount of $15.9 million.  Our working capital deficit at September 30, 2004 increased to $47.4 million from $13.6 million at December 31, 2003.  This occurred primarily due to changes in the value of our outstanding derivative financial instruments.  Since December 2003, we have entered into several derivative contracts related to the North Coast acquisition.  This increase in the volume of oil and natural gas under contract along with the fact that product prices at September 30, 2004 were higher than at December 31, 2003, resulted in an increase in the fair value of our derivative financial instruments liability.

Acquisitions and Capital Expenditures

In November 2003, we entered into the North Coast Acquisition Agreement to acquire all of the issued and outstanding stock of North Coast. On January 27, 2004, we completed the North Coast acquisition.  We funded the North Coast acquisition from the net proceeds from the offering of the senior notes on January 20, 2004.

	Nine Months Ended September 30,
	2003	2004
	(In thousands)
Capital expenditures:
Property acquisitions	$17,301	$87,808
Acquisition of North Coast Energy, Inc. net of cash acquired	—	215,133
Development capital expenditures	35,736	46,473
Other	1,402	7,387
Total capital expenditures	$54,439	$356,801

On July 29, 2004, we acquired natural gas properties located in Rusk County, Texas for a total purchase price of $35.9 million ($35.6 million after contractual adjustments).  Additionally, in August 2004, we paid $2.3 million to acquire additional interests in certain of the same properties after the seller was able to satisfy certain contractual obligations.  Estimated total proved reserves acquired, net to our interest, include approximately 224 Mbbls of oil and 18.1 Bcf of natural gas.  We funded the acquisition with $32.0 million in borrowings under our U.S. credit agreement and from surplus cash.  The properties acquired consist of 32 producing natural gas wells, which we now operate, and a significant number of proved undeveloped, probable and possible drilling locations.

We completed an acquisition of oil and natural gas properties located in Alberta, Canada on July 21, 2004 for a price of CDN $1.8 million (approximately U.S. $1.4 million).  This acquisition was funded with surplus cash.  In August 2004, we also completed an acquisition of oil and natural gas properties located in Alberta, Canada for a price of CDN $25.5 million (approximately U.S. $19.3 million).  The acquisition was funded with borrowings under our Canadian credit agreement

On November 12, 2004 we acquired working interests in, and became operator of, 221 producing oil and natural gas wells and related natural gas gathering systems in Pennsylvania.  We believe that there are 70 additional proved, probable and possible drilling locations on these properties.  The total purchase price, before contractual adjustments, was approximately $36.2 million and was funded with borrowings under our U.S. credit agreement.

During 2004, we have budgeted approximately $75.6 million for our development, exploitation and exploration activities, including $23.5 million for properties acquired in the North Coast acquisition.  For the nine months ended September 30, 2004, we spent $22.3 million in the United States and $24.2 million in Canada on our development and exploitation activities.  As of September 30, 2004, we were contractually obligated to spend $3.9 million for our development and exploitation activities.

We expect to continue to utilize cash from operations and available funds under our credit agreements to fund our acquisitions, capital expenditures and working capital.  We also plan on selling non-strategic assets during 2004.  From January 1, 2004 through September 30, 2004, we have sold non-strategic oil and natural gas properties in the United States for net proceeds of approximately $23.4 million. We anticipate that we might close on additional property sales of approximately $25 million during the fourth quarter of 2004.  We also sold EXCO’s claim in the Enron bankruptcy to a third party in April 2004 for net proceeds of approximately $4.7 million.  We believe that our capital resources from existing cash balances, cash flow from operating activities and borrowing capacity under our amended and restated credit facilities are adequate to meet the cash requirements of our business.  However, future cash flows are subject to a number of variables including production volumes and oil and natural gas prices.  If cash flows decline we would be required to reduce our capital expenditure budget which in turn may affect our production in future periods.  We cannot assure you that operations and other capital resources will provide cash in sufficient amounts to maintain or initiate planned levels of capital expenditures.  We have experienced increased costs for tubular goods and for certain services during 2004.  Further, we have encountered difficulties in contracting for drilling rigs and other services due to high demand.  Currently, we do not believe that these conditions have had a significant impact upon our capital expenditures programs or our results of operations.  If the conditions continue, however, projects may be delayed due to lack of services or materials or we may have to delay projects to stay within our capital budget.

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

Credit Agreements

U.S. Credit Agreement.  On January 27, 2004, our U.S. credit agreement was amended and restated to provide for borrowings up to $250.0 million with a borrowing base of $120.0 million.  The amendment also provided for an extension of the U.S. credit agreement maturity date to January 27, 2007.  Upon the issuance of the $100.0 million in additional 7¼% senior notes on April 13, 2004, the U.S. credit agreement borrowing base was reduced to $95.0 million.  Effective June 28, 2004, the borrowing base was redetermined at $145.0 million.  Effective October 8, 2004, the borrowing base was redetermined at $145.0 million, and will be redetermined each May 1 and November 1 thereafter.  Our borrowing base is determined based on a number of factors including commodity prices.  We use derivative financial instruments to lessen the impact of volatility in commodity prices.  At September 30, 2004, we had $17.0 million of outstanding indebtedness, letter of credit commitments of $275,000 and approximately $127.7 million available for borrowing.  Borrowings under our amended and restated credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties including North Coast.  At our election, interest on borrowings may be (i) the greater of the administrative agent’s prime rate or the federal funds effective rate plus .50% plus an applicable margin or (ii) LIBOR (London InterBank Offered Rate) plus an applicable margin.  At September 30, 2004, the six month LIBOR rate was 2.20%, which would result in an interest rate of approximately 3.45% on any new indebtedness we may incur under the U.S. credit agreement.  At October 31, 2004, we had $14.0 million of outstanding U.S. indebtedness with a weighted average cost of 3.09%, and approximately $130.7 million available for borrowing.

Canadian Credit Agreement.  On January 27, 2004, our Canadian credit agreement was amended and restated to provide for borrowings up to $189.4 million with a borrowing base of approximately $105.0 million (CDN $138.6 million using the exchange rate on January 26, 2004).  The amendment also provided for an extension of the Canadian credit agreement maturity date to January 27, 2007.  The issuance of the $100.0 million in additional 7¼% senior notes on April 13, 2004 did not impact the borrowing base under the Canadian credit agreement.  Effective June 28, 2004, the borrowing base was redetermined at $105.0 million (CDN $141.7 million using the exchange rate on June 25, 2004).  Effective October 8, 2004, the borrowing base was redetermined at $105.0 million (CDN $132.4 million using the exchange rate on October 7, 2004), and will be redetermined each May 1 and November 1 thereafter.  Our borrowing base is determined based on a number of factors including commodity prices.  We use derivative financial instruments to lessen the impact of volatility in commodity prices.  At September 30, 2004, we had approximately $12.3 million (CDN $15.5 million using the exchange rate on September 30, 2004) of outstanding indebtedness and approximately $92.7 million (CDN $116.9 million using the exchange rate on September 30, 2004) available for borrowing.  Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and natural gas properties.  At our election, interest on borrowings may be (i) the Canadian prime rate plus an applicable margin or (ii) the Banker’s Acceptance rate plus an applicable margin.  At September 30, 2004, the six month Banker’s Acceptance rate was 2.73%, which would result in an interest rate of approximately 3.98% on any new indebtedness we incur under the Canadian credit agreement.  At October 31, 2004, we had approximately $11.1 million of outstanding Canadian indebtedness with a weighted average cost of 3.88%, and approximately $93.9 million available for borrowing.

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

As of September 30, 2004, we were in compliance with the covenants contained in our U.S. and Canadian credit agreements.

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

Commodity Price Risk Management Activities

Our production is generally sold at prevailing market prices.  However, we periodically enter into commodity price risk management contracts for a portion of our production when market conditions are deemed favorable and oil and natural gas prices exceed our minimum internal price targets.

Our objective in entering into commodity price risk management contracts is to manage price fluctuations and achieve a more predictable cash flow associated with our acquisition activities and borrowings under our credit agreements.  These transactions limit exposure to declines in prices, but also limit the benefits we would realize if prices increase.  As of October 31, 2004, we had the following open positions in place:

	Swaps				Floors		Ceilings
	Gas- Mmmbtus	Average contract- $/Mmbtu	Oil- Mbbls	Average contract- $/Bbl	Gas- Mmmbtus	Average contract- $/Mmbtu	Gas- Mmmbtus	Average contract- $/Mmbtu

2004	2,132	$4.71	130	$25.06	1,757	$4.04	1,220	$6.01
2005	19,272	5.18	602	31.11	1,059	4.25	—	—
2006	12,228	4.95	—	—	—	—	—	—
2007	6,387	4.60	—	—	—	—	—	—
2008	2,745	4.55	—	—	—	—	—	—
2009	1,825	4.51	—	—	—	—	—	—
2010	1,825	4.51	—	—	—	—	—	—
2011	1,825	4.51	—	—	—	—	—	—
2012	1,830	4.51	—	—	—	—	—	—
2013	1,825	4.51	—	—	—	—	—	—

We occasionally enter into fixed-price physical delivery contracts as well as commodity price swap derivatives to manage price risk with regard to a portion of our oil and natural gas production.

Interest Rate Risk Management Activities

As a result of the North Coast acquisition, we assumed the following interest rate swaps:

Original Term	Notional Amount	LIBOR Rate Fixed	Fair Value at October 31, 2004
			(In thousands)
January 1, 2003 to December 31, 2004	$20,000,000	2.9%	$(52)
January 1, 2001 to December 31, 2004	$20,000,000	3.2%	$(63)

Gains and losses are determined using a 360 day year and based on the 3-month LIBOR rate set quarterly.  The cash settlements on these interest rate swaps are included in interest expense.

Contractual Obligations and Commercial Commitments

The following table presents a summary of our contractual obligations at September 30, 2004 with set and determinable payments.

	Payments Due by Period
Contractual Obligations	2004-2005	2006-2007	2008 and thereafter	Total
	(In thousands)
Long-term debt - senior notes (1)	$—	$—	$450,000	$450,000
Long-term debt - credit agreements	—	29,289	—	29,289
Operating leases	3,195	3,483	1,582	8,260
Drilling/work commitments	3,861	—	—	3,861
Property acquisition agreements	3,700	—	—	3,700
Bonus retention program for employee stockholders	2,300	3,220	—	5,520
Total contractual cash obligations	$13,056	$35,992	$451,582	$500,630

(1)          The senior notes are due on January 15, 2011.  The annual interest obligation on the senior notes is $32.6 million.

We also have a $275,000 letter of credit that has been issued to a service provider which will expire in 2005.

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

The following table sets forth our oil and natural gas hedging activities as of October 31, 2004.

	Volume Mmbtus/ Bbls	Weighted Average Strike Price	Weighted Average Differential to NYMEX	Fair Value at October 31, 2004
	(In thousands, except prices and differentials)
Natural Gas:

Swaps:
2004	2,132	$4.71		$(7,765)
2005	19,272	5.18		(49,117)
2006	12,228	4.95		(22,508)
2007	6,387	4.60		(10,133)
2008	2,745	4.55		(3,523)
2009	1,825	4.51		(1,808)
2010	1,825	4.51		(1,245)
2011	1,825	4.51		(835)
2012	1,830	4.51		(519)
2013	1,825	4.51		(264)
	51,894

Floor Prices:
2004	1,757	4.04		1
2005	1,058	4.25		7
	2,815

Ceiling Prices:
2004	1,220	6.01		(2,673)
	1,220

Basis Protection Swaps:
2004	75		$(0.98)	84
	75

Total Natural Gas				(100,298)

Oil:
Swaps:
2004	130	25.06		(3,434)
2005	602	31.11		(10,280)
	732

Total Oil				(13,714)
Total Oil and Natural Gas				$(114,012)

At October 31, 2004, the average forward NYMEX oil prices per Bbl for the remainder of calendar 2004 and 2005 were $51.61 and $48.52, respectively and the average forward NYMEX natural gas prices per Mmbtu for the remainder of calendar 2004 and 2005 were 8.35 and $7.77, respectively.

Realized gains or losses from the settlement of derivative financial instruments are recorded in our financial statements as increases or decreases in commodity price risk management activities.  For example, using the oil swaps in place during the quarter ended September 30, 2004, if the settlement price exceeded the actual weighted average strike price of $24.62, then a reduction in commodity price risk management activities revenue would have been recorded for the difference between the settlement price and $24.62 multiplied by the hedged volume of 193,750 Bbls.  Conversely, if the settlement price was less than $24.62, then an increase in commodity price risk management activities revenue would have been recorded for the difference between the settlement price and $24.62 multiplied by the hedged volume of 193,750 Bbls.  For example, for a hedged volume of 193,750 Bbls, if the settlement price was $25.62, then commodity price risk management activities revenue would have decreased by $193,750.  Conversely, if the settlement price was $23.62, commodity price risk management activities revenue would have increased by $193,750.

Interest Rate Risk

At October 31, 2004, our exposure to interest rates related primarily to borrowings under our credit agreements and interest earned on short-term investments.  The interest rate is fixed at 7 ¼% on our $450.0 million in senior notes.  As of September 30, 2004, other than the two interest rate swap agreements we assumed from the North Coast acquisition, we were not using any derivatives to manage interest rate risk.  As a result of the North Coast acquisition, we have assumed two interest rate swap agreements.  Under these agreements, North Coast swapped the variable interest rate to be paid under its credit agreements for a fixed interest rate.  Each agreement has a term through December 31, 2004 and was for a notional amount of $20.0 million.  The effective fixed rates of interest under the agreements are 4.9% and 5.1%.  Interest is payable on borrowings under the Company’s credit agreements based on a floating rate as more fully described in “Part I – Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.  At September 30, 2004, we had $29.3 million in outstanding borrowings under our credit agreements.  The interest we pay on these borrowings is set periodically based upon market rates.  A 1% change in the market value would affect interest on these borrowings by approximately $292,000 per year.

Equity Price Risk

Our investments in marketable securities are recorded at market value.  We consider these investments to be “available for sale”, which means that unrealized gains and losses are excluded from earnings and included in other comprehensive income unless the decline in the fair value of the investments is “other than temporary”.  At September 30, 2004, the market value of our investments in marketable securities was $64,000.  A temporary change in value of 10% would result in a $6,400 change in the market value and a corresponding adjustment to other comprehensive income of $6,400.  An “other than temporary” decline in value of 10% would result in a $6,400 reduction in the market value and a corresponding non-cash pre-tax impairment expense of $6,400.  As of September 30, 2004, we were not using any derivatives to manage equity price risk.

Foreign Currency Exchange Rate Risk

We account for a significant portion of our business in Canadian dollars.  We are therefore subject to foreign currency exchange rate risk on cash flows of our Canadian operations that are not denominated in Canadian dollars.  Presently, a significant portion of the sales of our Canadian oil and natural gas is denominated in U.S. dollars. Foreign currency exchange gains and/or losses related to these transactions have not been significant.  The borrowings under our Canadian credit facility are denominated in Canadian dollars.  The asset and liability balances of our Canadian business are translated monthly using current exchange rates, with any resulting unrealized translation gains or losses included in other comprehensive income.  The unrealized foreign translation gain for the nine month period ended September 30, 2004 was $5.4 million.  As of September 30, 2004, we were not using any derivatives to manage foreign currency exchange rate risk.

Other Market Risk

During 2000 and through September 2001, we entered into several swap transactions with Enron North America Corp., an affiliate of Enron Corp.  On December 2, 2001, Enron Corp. and other Enron related entities, including Enron North America, filed for bankruptcy under Chapter 11 of the United States Code in the United States Bankruptcy Court.  We terminated our Enron hedges and discontinued hedge accounting for our Enron derivatives effective December 5, 2001.  At July 29, 2003, the date of the going private transaction, we had conservatively valued our asset from Enron at $2.8 million, or approximately 20% of the value on the day we terminated our positions.  This valuation was based on the low range of informal offers we received for our position with Enron and other market information.  In April 2004, we sold this claim to a third party for approximately $4.7 million.

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.  The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods.  Our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)           Changes in Internal Controls.  There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5 .  Other Information

On September 29, 2004, we issued a press release announcing our intention to explore strategic alternatives regarding Addison, our wholly-owned Canadian subsidiary.  The strategic alternatives being considered include a possible sale of Addison.  Waterous & Co. has been retained as financial advisor to assist in this process.

Item 6 .  Exhibits

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

10.2	Third Amended and Restated Credit Agreement among EXCO Resources, Inc.,

EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined therein.*

10.3

First Amendment to the Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined therein, dated March 31, 2004.**

10.4

Second Amendment to the Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined therein, dated March 31, 2004.**

10.5	Third Amended and Restated Credit Agreement between Addison Energy Inc. and Bank One, NA, Canada Branch, as Administrative Agent for itself and the lenders named therein.*

10.6

First Amendment to the Third Amended and Restated Credit Agreement between Addison Energy Inc. and Bank One, NA, Canada Branch, as Administrative Agent for itself and the lenders named therein, dated March 31, 2004.**

10.7

Second Amendment to the Third Amended and Restated Credit Agreement between Addison Energy Inc. and Bank One, NA, Canada Branch, as Administrative Agent for itself and the lenders named therein, dated March 31, 2004.**

10.8

Amended and Restated Agreement and Plan of Merger among NCE Acquisition, Inc., EXCO Resources, Inc., North Coast Energy, Inc. and Nuon Energy & Water Investments, Inc., dated as of December 4, 2003, filed as exhibit (d)(1) to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on December 5, 2003 and incorporated by reference herein.

10.9	Escrow Agreement among Nuon Energy & Water Investments, Inc., EXCO Resources, Inc. and Citibank, N.A., dated as of December 9, 2003.*

10.10	Unconditional Guaranty Agreement by and between EXCO Resources, Inc. and n.v. NUON, dated as of December 9, 2003.*

10.11

Commitment Letter among Credit Suisse First Boston Bank One, NA, Banc One Capital Markets, Inc. and EXCO Resources, Inc., dated November 25, 2003, filed as exhibit (b)(1) to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on December 5, 2003 and incorporated by reference herein.

10.12	Pledge Agreement for Stock dated as of January 27, 2004, by North Coast Energy, Inc. in favor of Bank One, NA, Canada Branch, as Agent.*

10.13	Pledge Agreement for Partnership Interests dated as of January 27, 2004, by EXCO Investment I, LLC and EXCO Investment II, LLC, Inc. in favor of Bank One, NA, Canada Branch, as Agent.*

10.14	Pledge Agreement for Stock dated as of January 27, 2004, by EXCO Resources, Inc. in favor of Bank One, NA, Canada Branch, as agent.*

10.15

Second Restated Unlimited Guaranty dated as of January 27, 2004, by EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc., North Coast Energy Eastern, Inc., EXCO Investment I, LLC, EXCO Investment II, LLC and Taurus

Acquisition, Inc. in favor of Bank One, NA, Canada Branch, as Agent.*

10.16	Amended and Restated Pledge Agreement for Partnership Interests dated as of January 27, 2004, by EXCO Investment I, LLC and EXCO Investment II, LLC in favor of Bank One, NA, as Agent.*

10.17	Pledge Agreement for Stock dated as of January 27, 2004, by North Coast Energy, Inc. in favor of Bank One, NA, as Agent.*

10.18	Amended and Restated Pledge Agreement for Stock dated as of January 27, 2004, by EXCO Resources, Inc. in favor of Bank One, NA, as Agent.*

10.19	Amended and Restated Pledge Agreement for Stock dated as of January 27, 2004, by EXCO Holdings Inc. in favor of Bank One, NA, as Agent.*

10.20	Amended and Restated Subsidiary Guaranty dated as of January 27, 2004, by Taurus Acquisition, Inc., EXCO Investment I, LLC and EXCO Investment II, LLC in favor of Bank One, NA, as Agent.*

10.21

Third Amendment to the Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined therein, dated June 28, 2004 filed as an Exhibit to EXCO’s Form 10-Q filed August 13, 2004 and incorporated by reference herein.

10.22

Third Amendment to the Third Amended and Restated Credit Agreement between Addison Energy Inc. and Bank One, NA, Canada Branch, as Administrative Agent for itself and the lenders named therein, dated June 28, 2004 filed as an Exhibit to EXCO’s Form 10-Q filed August 13, 2004 and incorporated by reference herein.

10.23	EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed as an Exhibit to EXCO’s Form 10-Q filed August 13, 2004 and incorporated by reference herein. ***

10.24

Form of Nonqualified Stock Option Agreement of the EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed as an Exhibit to EXCO’s Form 10-Q filed August 13, 2004 and incorporated by reference herein.***

10.25

Form of Incentive Stock Option Agreement of the EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed as an Exhibit to EXCO’s Form 10-Q filed August 13, 2004 and incorporated by reference herein.***

10.26

Severance Plan of EXCO Resources, Inc. effective as of August 15, 2002 filed as an Exhibit to EXCO’s Form 10-Q filed November 14, 2002 and incorporated by reference as an Exhibit to EXCO’s Form 10-Q filed August 13, 2004 and incorporated by reference herein.***

10.27	EXCO Holdings Inc. Employee Bonus Retention Plan, dated July 29, 2003 filed as an Exhibit to EXCO’s Form 10-Q filed August 13, 2004 and incorporated by reference herein.***

10.28	Addison Energy Inc. Employee Bonus Retention Plan, dated July 29, 2003 filed as an Exhibit to EXCO’s Form 10-Q filed August 13, 2004 and incorporated by reference herein.***

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Accounting Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed herewith.

99.1

On September 29, 2004, we issued a press release announcing our intention to explore strategic alternatives regarding Addison, our wholly-owned Canadian subsidiary. The strategic alternatives being considered include a possible sale of Addison. Waterous & Co. has been retained as financial advisor to assist in this process.

*                      Filed as an Exhibit to EXCO’s Form S-4 filed March 25, 2004 and incorporated by reference herein.

**               Filed as an Exhibit to EXCO’s Pre-effective Amendment No. 1 to the Form S-4 filed April 20, 2004 and incorporated by reference herein.

***        These exhibits are management contracts.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC. (Registrant)

Date: November 15, 2004	By:	/s/ DOUGLAS H. MILLER
Douglas H. Miller
Chairman and Chief Executive Officer

	By:	/s/ J. DOUGLAS RAMSEY
J. Douglas Ramsey
Vice President and Chief Financial Officer

	By:	/s/ J. DAVID CHOISSER
J. David Choisser
Vice President and Chief Accounting Officer

Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Articles of Incorporation of EXCO Resources, Inc.*

3.2	Restated Bylaws of EXCO Resources, Inc., as amended.**

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

10.2

Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined therein.*

10.3

First Amendment to the Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined therein, dated March 31, 2004.**

10.4

Second Amendment to the Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative

Agent for itself and the Lenders defined therein, dated March 31, 2004.**

10.5	Third Amended and Restated Credit Agreement between Addison Energy Inc. and Bank One, NA, Canada Branch, as Administrative Agent for itself and the lenders named therein.*

10.6

First Amendment to the Third Amended and Restated Credit Agreement between Addison Energy Inc. and Bank One, NA, Canada Branch, as Administrative Agent for itself and the lenders named therein, dated March 31, 2004.**

10.7

Second Amendment to the Third Amended and Restated Credit Agreement between Addison Energy Inc. and Bank One, NA, Canada Branch, as Administrative Agent for itself and the lenders named therein, dated March 31, 2004.**

10.8

Amended and Restated Agreement and Plan of Merger among NCE Acquisition, Inc., EXCO Resources, Inc., North Coast Energy, Inc. and Nuon Energy & Water Investments, Inc., dated as of December 4, 2003, filed as exhibit (d)(1) to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on December 5, 2003 and incorporated by reference herein.

10.9	Escrow Agreement among Nuon Energy & Water Investments, Inc., EXCO Resources, Inc. and Citibank, N.A., dated as of December 9, 2003.*

10.10	Unconditional Guaranty Agreement by and between EXCO Resources, Inc. and n.v. NUON, dated as of December 9, 2003.*

10.11

Commitment Letter among Credit Suisse First Boston Bank One, NA, Banc One Capital Markets, Inc. and EXCO Resources, Inc., dated November 25, 2003, filed as exhibit (b)(1) to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on December 5, 2003 and incorporated by reference herein.

10.12	Pledge Agreement for Stock dated as of January 27, 2004, by North Coast Energy, Inc. in favor of Bank One, NA, Canada Branch, as Agent.*

10.13	Pledge Agreement for Partnership Interests dated as of January 27, 2004, by EXCO Investment I, LLC and EXCO Investment II, LLC, Inc. in favor of Bank One, NA, Canada Branch, as Agent.*

10.14	Pledge Agreement for Stock dated as of January 27, 2004, by EXCO Resources, Inc. in favor of Bank One, NA, Canada Branch, as agent.*

10.15

Second Restated Unlimited Guaranty dated as of January 27, 2004, by EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc., North Coast Energy Eastern, Inc., EXCO Investment I, LLC, EXCO Investment II, LLC and Taurus Acquisition, Inc. in favor of Bank One, NA, Canada Branch, as Agent.*

10.16	Amended and Restated Pledge Agreement for Partnership Interests dated as of January 27, 2004, by EXCO Investment I, LLC and EXCO Investment II, LLC in favor of Bank One, NA, as Agent.*

10.17	Pledge Agreement for Stock dated as of January 27, 2004, by North Coast Energy, Inc. in favor of Bank One, NA, as Agent.*

10.18	Amended and Restated Pledge Agreement for Stock dated as of January 27, 2004, by EXCO Resources, Inc. in favor of Bank One, NA, as Agent.*

10.19	Amended and Restated Pledge Agreement for Stock dated as of January 27, 2004, by EXCO Holdings Inc. in favor of Bank One, NA, as Agent.*

10.20	Amended and Restated Subsidiary Guaranty dated as of January 27, 2004, by Taurus Acquisition, Inc., EXCO Investment I, LLC and EXCO Investment II, LLC in favor of Bank One, NA, as Agent.*

10.21

Third Amendment to the Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined therein, dated June 28, 2004 filed as an Exhibit to EXCO’s Form 10-Q filed August 13, 2004 and incorporated by reference herein.

10.22

Third Amendment to the Third Amended and Restated Credit Agreement between Addison Energy Inc. and Bank One, NA, Canada Branch, as Administrative Agent for itself and the lenders named therein, dated June 28, 2004 filed as an Exhibit to EXCO’s Form 10-Q filed August 13, 2004 and incorporated by reference herein.

10.23	EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed as an Exhibit to EXCO’s Form 10-Q filed August 13, 2004 and incorporated by reference herein. ***

10.24

Form of Nonqualified Stock Option Agreement of the EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed as an Exhibit to EXCO’s Form 10-Q filed August 13, 2004 and incorporated by reference herein.***

10.25

Form of Incentive Stock Option Agreement of the EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed as an Exhibit to EXCO’s Form 10-Q filed August 13, 2004 and incorporated by reference herein.***

10.26

Severance Plan of EXCO Resources, Inc. effective as of August 15, 2002 filed as an Exhibit to EXCO’s Form 10-Q filed November 14, 2002 and incorporated by reference as an Exhibit to EXCO’s Form 10-Q filed August 13, 2004 and incorporated by reference herein.***

10.27	EXCO Holdings Inc. Employee Bonus Retention Plan, dated July 29, 2003 filed as an Exhibit to EXCO’s Form 10-Q filed August 13, 2004 and incorporated by reference herein.***

10.28	Addison Energy Inc. Employee Bonus Retention Plan, dated July 29, 2003 filed as an Exhibit to EXCO’s Form 10-Q filed August 13, 2004 and incorporated by reference herein.***

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Accounting Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed herewith.

99.1

On September 29, 2004, we issued a press release announcing our intention to explore strategic alternatives regarding Addison, our wholly-owned Canadian subsidiary. The strategic alternatives being considered include a possible sale of Addison. Waterous & Co. has been retained as financial advisor to assist in this process.

*                      Filed as an Exhibit to EXCO’s Form S-4 filed March 25, 2004 and incorporated by reference herein.

**               Filed as an Exhibit to EXCO’s Pre-effective Amendment No. 1 to the Form S-4 filed April 20, 2004 and incorporated by reference herein.

***        These exhibits are management contracts.