Form 10-K
period 2004-12-31
EXCO RESOURCES INC
filed 2005-03-31
CIK 316300

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 0-9204

EXCO RESOURCES, INC.
(Exact name of Registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-1492779 (I.R.S. Employer Identification No.)
12377 Merit Drive, Suite 1700, LB 82 Dallas, Texas (Address of principal executive offices)	75251 (Zip Code)
Registrant's telephone number, including area code: (214) 368-2084
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None (Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

        As of March 15, 2005, the Registrant had outstanding 1,000 shares of common stock, par value $.01 per share, which is its only class of stock. The Registrant's common stock is not traded on any exchange and, therefore, its aggregate market value and the value of shares held by non-affiliates cannot be determined as of the last business day of the Registrant's most recently completed fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXCO RESOURCES, INC.

PART I

ITEM 1. BUSINESS

General

        EXCO Resources, Inc. (EXCO or the Company) is an independent energy company engaged in the acquisition, exploration, development and exploitation of oil and natural gas properties. Our primary areas of operations are onshore in Texas, Colorado, Ohio, Pennsylvania, West Virginia and, until February 10, 2005, Alberta, Canada. As of December 31, 2004, our Proved Reserves were approximately 686.0 Bcfe, of which 77% were natural gas and 90% were Proved Developed Reserves. As of December 31, 2004, the related PV-10 of our Proved Reserves was $1.2 billion, and the Standardized Measure of our Proved Reserves was $833.2 million. For the twelve months ended December 31, 2004, we produced 40.5 Bcfe of oil and natural gas, which translates to a Reserve Life of approximately 16.9 years. For the twelve month period ended December 31, 2004, we generated $178.0 million of revenues and other income.

        On July 29, 2003, we completed a "going private" transaction that resulted in all of our outstanding common stock being acquired by EXCO Holdings Inc., or EXCO Holdings, a holding company owned by certain members of our management and several institutional and other investors. This transaction resulted in a change in the valuation of our assets.

        On January 27, 2004, we acquired all of the outstanding common stock, options and warrants of North Coast Energy, Inc. (North Coast) for a purchase price of $167.8 million, and we assumed $57.0 million of North Coast's outstanding indebtedness. As a result, North Coast became one of our wholly-owned subsidiaries and continues to be an energy company focused on the acquisition, exploration, exploitation, development and production of natural gas reserves in the Appalachian Basin. The North Coast acquisition established a new core operating area for us in the Appalachian Basin, which positions us to benefit from the attractive qualities of the basin and to capitalize on consolidation opportunities in the area.

        On February 10, 2005, 1143928 Alberta Ltd., a wholly-owned subsidiary of NAL Oil & Gas Trust, an Alberta trust, purchased all of the issued and outstanding shares of common stock of Addison Energy Inc. (Addison), our wholly-owned subsidiary through which all of our Canadian operations were conducted, and two promissory notes that Addison owed to our wholly-owned subsidiary, Taurus Acquisition, Inc. (Taurus). The aggregate purchase price was Cdn. $553.3 million (U.S. $442.7 million) less the payment of the outstanding balance under Addison's credit facility of Cdn. $90.1 million (U.S. $72.1 million) and other adjustments as specified in the purchase agreement. See "—Developments Since December 31, 2004" and "Note 17. Subsequent Events" to our Consolidated Financial Statements for additional information.

        The following table sets forth a summary of our Proved Reserves, the PV-10 of our Proved Reserves and Standardized Measure of our Proved Reserves as of December 31, 2004:

	Proved Reserves(1)				PV-10(1)(2)	Standardized Measure(1)(2)
Area	Natural Gas (Bcf)	Crude Oil (Mmbbl)	NGLs (Mmbbl)	Total (Bcfe)(3)	Amount (in millions)	Amount (in millions)
United States:
EXCO(4)	136.5	5.8	0.2	172.9	$274.8	$190.8
North Coast	224.6	1.4	—	232.9	423.1	282.6

Total U.S. Proved	361.1	7.2	0.2	405.8	697.9	473.4

Canada:
Alberta	167.2	9.3	9.5	280.2	498.5	359.8

Total U.S. and Canada Proved	528.3	16.5	9.7	686.0	$1,196.4	$833.2

Proved Developed	473.1	14.8	9.5	618.9	$1,112.7	N/A

(1)
The Proved Reserves and the PV-10 of the Proved Reserves for EXCO and North Coast as of December 31, 2004 as used in this table were prepared by Lee Keeling and Associates, Inc., an independent petroleum engineering firm in Tulsa, Oklahoma, while the amount of estimated future abandonment costs, the PV-10 of those costs and the Standardized Measure used in this table were determined by EXCO. The Proved Reserves, the PV-10 and the Standardized Measure of the Proved Reserves for our Alberta, Canada properties and the amount of estimated future abandonment costs and the PV-10 of those costs used in this table were determined by EXCO.
(2)
The PV-10 data is based on December 31, 2004 NYMEX spot prices of $6.15 per Mmbtu for natural gas and $43.45 per Bbl for oil adjusted for historical differentials between NYMEX and local prices.
(3)
Mmbbl converted to Bcfe on a one Bbl to six Mcf conversion ratio.
(4)
EXCO includes our U.S. properties other than those held by North Coast.

        Our Present Value of Estimated Future Net Revenues, or PV-10, is an estimate of future net revenues from a property at the date indicated, after deducting production and ad valorem taxes, future capital costs, abandonment costs and operating expenses, but before deducting federal income taxes. The future net revenues have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the net revenue stream and should not be construed as being the fair market value of the properties. Estimates have been made using constant oil, natural gas and NGL prices and operating costs at the date indicated. The prices used do not reflect any adjustments for derivatives. We believe that the PV-10 before income taxes, while not in accordance with GAAP, is an important financial measure used by investors and independent oil and natural gas producers for evaluating the relative significance of oil and natural gas properties and acquisitions.

        The Standardized Measure represents the PV-10, after giving effect to income taxes, and is calculated in accordance with FAS 69.

Business Strategy

        We intend to become a leading independent oil and natural gas acquisition, exploitation and production company. We plan to achieve reserve, production and cash flow growth by focusing on our competitive strengths and executing our business strategy as highlighted below.

        Quality asset base.    We own and plan to maintain a geographically diversified reserve base. Our primary areas of operations are onshore in Texas, Colorado, Ohio, Pennsylvania, West Virginia and, until February 10, 2005, Alberta, Canada. Our reserves in these areas are generally characterized by:

  •
  established histories of production;

  •
  long reserve lives;

  •
  low finding and development expenditures;

  •
  high drilling success rates; and

  •
  a high concentration of natural gas.

        We seek to improve the overall quality of our asset base by exploiting our properties that have potential for value enhancement and growth, while disposing of marginal or non-strategic properties.

        Acquisition and exploitation of strategic assets.    We maintain a disciplined acquisition process to seek and acquire quality producing properties that have value enhancement potential through low-risk development drilling and exploitation projects, such as infill drilling, workovers, recompletions and secondary recovery projects. From time to time, we may also participate in drilling exploratory wells. From December 1997 to December 31, 2004, we completed 128 acquisitions for total consideration of approximately $664.2 million, of which $616.2 million was allocated to acquisition of Proved Reserves. We plan to focus our acquisition activities onshore in North America and target natural gas properties with established histories of production, low-risk drilling and exploitation opportunities and long reserve lives, such as the properties in the Appalachian Basin that were acquired in the North Coast acquisition. In addition, our extensive knowledge of our operating areas and our acquisition expertise position us to capitalize on and integrate strategic acquisition opportunities in our core areas. Due to industry trends of consolidation and asset rationalization, we believe we will continue to have opportunities to acquire oil and natural gas properties at attractive rates of return.

        Cost-focused operations.    At December 31, 2004, we operate properties that contain approximately 92%, or 94% pro forma for the sale of Addison, of our Proved Reserves. Having operating rights with respect to our properties permits us to manage our operating costs, capital expenditures and the timing of development and exploitation of our properties. Using our estimate of Proved Reserves at the time of the acquisitions, we acquired 657.8 Bcfe of Proved Reserves in 128 acquisitions between December 1997 and December 31, 2004. Between January 1, 2000 and December 31, 2004, we invested approximately $776.1 million in acquisition, development, exploitation and exploration activities, adding 840.9 Bcfe to our Proved Reserves. During the same period we drilled 261 developmental wells and 7 exploratory wells, achieving a drilling success rate of 93% and 86%, respectively. We expect further improvement of our corporate efficiencies through the development and operation of a larger asset base from acquisitions, the disposition of high operating cost properties and further development of and exploitation of our existing asset base.

        Experienced, incentivized management team.    With an average industry work experience in excess of 24 years, our management team has considerable experience in acquiring and operating oil and natural gas properties. Since our management team first purchased a significant ownership interest in EXCO in December 1997 and assumed its current position as our senior management, we have achieved substantial growth in our reserves, production and cash flow through a strategy of acquiring producing properties with development and exploitation potential. From December 31, 1997 to December 31, 2004, we increased our Proved Reserves from 4.7 Bcfe to 686.0 Bcfe. In addition, members of our management team and key employees own approximately 16% of the voting capital stock of our parent company, EXCO Holdings.

        Comprehensive commodity price risk management program.    We employ a comprehensive commodity price risk management program which better enables us to execute our business plan over an entire commodity price cycle. In connection with the incurrence of debt related to our acquisition activities, our objective in entering into these commodity price risk management transactions is to manage price fluctuations and achieve more predictable cash flows. For example, in connection with the additional reserves that we acquired in the North Coast acquisition, we entered into additional commodity price risk management contracts during 2004.

Developments During 2004

        North Coast Acquisition.    On January 27, 2004, we acquired all of the outstanding common stock, options and warrants of North Coast Energy for a purchase price of $167.8 million, and we assumed $57.0 million of North Coast's outstanding indebtedness. As a result, North Coast became one of our wholly-owned subsidiaries and continues to be an energy company focused on the acquisition, exploration, exploitation, development and production of natural gas reserves in the Appalachian Basin. The North Coast acquisition established a new core operating area for us in the Appalachian Basin, which positions us to benefit from the attractive qualities of the basin and to capitalize on consolidation opportunities in the area.

        Private Placements.    On January 20, 2004, we completed the private placement of $350.0 million aggregate principal amount of 7 1/4% senior notes due 2011, or senior notes, pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, or the Securities Act, at a price of 100% of the principal amount. The net proceeds of this offering were used to acquire North Coast, pay down debt under our credit facilities and North Coast's credit facility, repay our senior term loan in full and pay fees and expenses associated with these transactions.

        On April 13, 2004, we completed a private placement of an additional $100.0 million aggregate principal amount of 7 1/4% senior notes due 2011 pursuant to Rule 144A, having the same terms and governed by the same indenture as the senior notes issued on January 20, 2004. The senior notes issued on April 13, 2004 were issued at a price of 103.25% of the principal amount plus interest accrued since January 20, 2004. The net proceeds of this offering were used to repay substantially all of our Canadian debt under the Canadian credit facility and pay fees and expenses associated with the offering.

        Amended and Restated Credit Facilities.    Concurrent with the closing of the North Coast acquisition, we amended and restated our credit facilities. The amended and restated credit facilities provided for a maximum committed amount of $439.4 million and an initial borrowing base of $225.0 million. Our April 2004 amendment to the amended and restated credit facilities permitted, among other things, the issuance of an additional $100.0 million of senior notes on April 13, 2004 and provided for a reduction in the borrowing base under the amended and restated credit facilities to $200.0 million. In June 2004, our borrowing base was increased to $250.0 million.

        Acquisitions and Dispositions (other than North Coast).    During the year ended December 31, 2004, we completed 11 oil and natural gas property acquisitions in Canada and 6 in the United States, not including North Coast. Estimated total Proved Reserves net to our interest from these acquisitions included approximately 2.1 Mmbbls of oil and NGLs and 69.2 Bcf of natural gas. The total purchase price for the acquisitions was approximately $131.8 million funded with borrowings under our U.S. and Canadian credit agreements and from surplus cash.

        During the year ended December 31, 2004, we completed 21 sales of oil and natural gas properties in the United States. As of January 1, 2004, estimated total Proved Reserves, net to our interest from these properties included approximately 5.2 Mmbbls of oil and NGLs and 27.9 Bcf of natural gas. The total sales proceeds we received were approximately $51.9 million. During 2003, we recorded revenue of approximately $16.3 million and oil and natural gas production costs of $6.9 million on these properties. During 2004, we recorded revenue of approximately $12.1 million and oil and natural gas production costs of $4.6 million on these properties through the date of their respective disposition.

        Pro forma financial information has not been provided because management believes the acquisitions, other than North Coast, and dispositions were not material.

Developments Since December 31, 2004

        Sale of Addison.    On January 17, 2005, our board of directors approved the Share and Debt Purchase Agreement (the Addison Purchase Agreement), dated effective January 12, 2005, among 1143928 Alberta Ltd., a corporation organized under the laws of the Province of Alberta (Purchaser) and a wholly-owned subsidiary of NAL Oil & Gas Trust, an Alberta trust, EXCO and Taurus. The Addison Purchase Agreement provided that EXCO would sell to Purchaser all of the issued and outstanding shares of common stock of Addison. The Addison Purchase Agreement also provided that Taurus would sell to Purchaser a promissory note in the amount of U.S. $98.8 million and a promissory note in the amount of Cdn. $108.3 million (U.S. $79.3 million) (collectively, the Addison Notes), each of which were issued by Addison in favor of Taurus. This transaction closed on February 10, 2005.

        The aggregate purchase price for the Addison stock and the Addison Notes was Cdn. $553.3 million (U.S. $442.7 million). Of this amount, Cdn. $90.1 million (U.S. $72.1 million) was used to repay in full all outstanding balances under Addison's credit facility, while Cdn. $56.2 million (U.S. $45.0 million) was withheld and will be remitted to the Canadian government for potential income taxes that we may owe resulting from the sale of the stock. The net cash proceeds may only be utilized by us in accordance with the terms of the indenture governing the senior notes. In addition, $120.6 million of these proceeds are pledged as collateral under the senior notes. The purchase price is subject to further adjustment based upon, among other items, the final determination of Addison's working capital balance as of February 1, 2005.

        Addison Dividend.    On February 9, 2005, Addison made an earnings and profits dividend (as calculated under U.S. tax law) to EXCO in an amount of Cdn. $74.5 million (U.S. $59.6 million). Addison funded this dividend by an additional drawdown on its bank credit facility. The dividend was subject to Canadian tax withholding of Cdn. $3.7 million (U.S. $3.0 million). See "Note 17. Subsequent Events" to the Consolidated Financial Statements for additional information.

        Commodity Price Risk Management Activities.    In January and March 2005, we closed several of our commodity price risk management contracts upon the payment of $67.6 million to our counterparties, of which $15.0 million was related to the sale of Addison and $52.6 million was related to our U.S. production. We also entered into new commodity price risk management contracts at higher prices. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—Our Liquidity, Capital Resources and Capital Commitments—Commodity Price Risk Management Activities" for more information on these new contracts.

        Strategic Alternatives We are Considering.    We are evaluating a number of strategic alternatives in light of the recent sale of Addison. We sold Addison for approximately $442.7 million, of which EXCO, as of March 29, 2005, holds approximately $273.3 million in cash after, among other things, the payment of taxes, the repayment of secured bank debt and payments related to the closing of several commodity price risk management contracts.

        The strategic alternatives being evaluated include, among other things: (1) an issuance of EXCO Holdings' equity securities; (2) a leveraged recapitalization of EXCO Holdings, which would include an equity buyout; (3) a spin-off of EXCO's Appalachian properties into a master limited partnership; (4) payment of a dividend to EXCO Holdings' shareholders; or (5) no restructuring or recapitalization and retention of the cash from the sale of Addison to continue our acquisition and development program. We caution, however, that no assurance can be given that any of these strategic alternatives, or any transaction, will be pursued or, if a transaction is pursued, that it will be consummated.

Forward-Looking Statements

        The statements contained in this annual report regarding our future financial and operating performance and results, business strategy, market prices, future commodity price risk management activities, plans and forecasts and other statements that are not historical facts are forward-looking statements, as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

        We use the words "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend," "plan," "budget" and other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other "forward-looking" information. We do not undertake any obligation to update or revise publicly any forward-looking statements. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this annual report, including, but not limited to:

  •
  estimates of reserves;

  •
  market factors, including demand for our production;

  •
  market prices, including regional basis differentials, of oil and natural gas;

  •
  results of future drilling and acquisitions;

  •
  marketing and commodity price risk management activities;

  •
  future production and costs;

  •
  our ability to arrange financing;

  •
  our ability to service our indebtedness; and

  •
  all the other factors described herein under "Risk Factors."

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

Risk Factors

        The risk factors noted in this section and other factors noted throughout this annual report, including those risks identified in "Item 7. Management's Discussion and Analysis of Financial

Condition and Results of Operation," describe examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those included in this annual report.

Our reduced operating cash flow resulting from the Addison disposition may put a strain on our cash flow from operations.

        Our reduced operating cash flow following the Addison disposition may cause us to reduce capital expenditures including exploitation and development projects. These reductions may limit our ability to replenish our depleting reserves, which could negatively impact our cash flow from operations and results of operations in the future. The effects of our reduced operating cash flow will be exacerbated by our high level of debt. See "Risks Relating To Our Indebtedness—We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt, including our senior notes."

Our revenue depends on oil and natural gas prices, which fluctuate.

        Our future financial condition, access to capital, cash flow and results of operations depend upon the prices we receive for our oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. The NYMEX spot prices for crude oil and natural gas at the close of business on December 31, 2003 were $32.52 per Bbl and $6.19 per Mmbtu and at December 31, 2004 were $43.45 per Bbl and $6.15 per Mmbtu. In addition, natural gas prices in the DJ Basin in Colorado, which accounted for approximately 5% of our natural gas production during the twelve months ended December 31, 2004, have been and may continue to be subject to lower market prices primarily due to higher transportation costs and capacity restraints. For the twelve months ended December 31, 2004, natural gas constituted 72%, or 82% pro forma for the sale of Addison, of our total production. Factors that affect the prices we receive for our oil and natural gas include:

  •
  the level of domestic production;

  •
  the availability of imported oil and natural gas;

  •
  actions taken by foreign oil and natural gas producing nations;

  •
  the cost and availability of transportation and pipeline systems with adequate capacity;

  •
  the cost and availability of other competitive fuels;

  •
  fluctuating and seasonal demand for oil and natural gas;

  •
  conservation and the extent of governmental price controls and regulation of production;

  •
  weather;

  •
  foreign and domestic government relations; and

  •
  overall economic conditions.

        Our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms depends substantially upon oil and natural gas prices.

Our commodity price risk management program may cause us to forego additional future profits or result in our making cash payments.

        To reduce our exposure to changes in the prices of oil and natural gas, we have entered into and may in the future enter into commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Commodity price risk management arrangements may expose us to the risk of financial loss in some circumstances, including the following:

  •
  the counterparty to the commodity price risk management contract may default on its contractual obligations to us;

  •
  there is a change in the expected differential between the underlying price in the commodity price risk management agreement and actual prices received; or

  •
  market prices may exceed the prices which we are contracted to receive, resulting in our need to make significant cash payments.

        Our commodity price risk management activities could have the effect of reducing our revenues. During 2004, we made cash settlement payments on our commodity price risk management contracts totaling $35.9 million. As of December 31, 2004, the net unrealized loss on our commodity price risk management contracts was $54.2 million. See "Item 1. Business—Developments Since December 31, 2004—Commodity Price Rise Management Activities" and see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—Our Liquidity, Capital Resources and Capital Commitments—Derivative Financial Instruments" for more information about our commodity price risk management arrangements.

We may be unable to acquire or develop additional reserves.

        As is generally the case in the oil and natural gas industry, our success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are profitable to produce. Factors that may hinder our ability to acquire additional oil and natural gas reserves include competition, access to capital, prevailing oil and natural gas prices and the number of properties for sale. If we are unable to conduct successful development activities or acquire properties containing Proved Reserves, our total Proved Reserves will generally decline as a result of production. Also, our production will generally decline. In addition, if our reserves and production decline, then the amount we are able to borrow under our credit agreement will also decline. We may not be able to locate additional reserves, drill economically productive wells or acquire properties containing Proved Reserves.

We have joint and several liability for tax and ERISA liabilities attributable to members of Nuon Energy & Water's tax group.

        Prior to our acquisition of North Coast, North Coast was controlled by Nuon Energy & Water Investments, Inc. (Nuon Energy & Water), a subsidiary of n.v. NUON, a Dutch company with limited liability.

        North Coast and its subsidiaries are part of Nuon Energy & Water's consolidated, combined or unitary group for tax and ERISA purposes for tax years 2003 and 2004, and as a result, North Coast and its subsidiaries are jointly and severally liable for the taxes and ERISA liabilities of all members within that group. There is a risk that a federal, state, local or foreign taxing or other governmental authority may file a claim against North Coast and its subsidiaries for taxes and/or ERISA liabilities attributable to Nuon Energy & Water's consolidated, combined or unitary group for 2003 or 2004. Such taxes and/or ERISA liabilities may be significant and may include taxes associated with the North Coast acquisition. As set forth in the North Coast acquisition agreement, if such a claim is asserted, Nuon Energy & Water has agreed to be responsible for, and to indemnify us for, all taxes or ERISA liabilities attributable to Nuon Energy & Water and any of its affiliates other than North Coast and its subsidiaries, for any liability imposed on North Coast and its subsidiaries due to their inclusion in Nuon Energy & Water's consolidated, combined or unitary group, including any tax liability of North Coast as a result of North Coast making an election under Section 338(h)(10) of the Internal Revenue Code. Nuon Energy & Water's parent, n.v. NUON, has entered into an unconditional, unsecured guaranty agreement with us to guaranty Nuon Energy & Water's performance of its obligations under the North Coast acquisition agreement (specifically the tax indemnification provisions), the stock tender agreement and the escrow agreement. Both Nuon Energy & Water's indemnity and n.v. NUON's guaranty are unsecured obligations. There is a risk that neither entity will honor its obligations. Furthermore, neither entity may have any assets in the United States against which we could collect any final judgment we might be awarded.

We may not identify all risks associated with the acquisition of oil and natural gas properties.

        Generally, it is not feasible for us to review in detail every individual property involved in an acquisition. Our business strategy focuses on acquisitions of producing oil and natural gas properties. Any future acquisitions will require an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental hazards and other liabilities and other similar factors. Ordinarily, our review efforts are focused on the higher-valued properties. However, even a detailed review of these properties and records may not reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. We do not inspect every well that we acquire. Potential problems, such as deficiencies in the mechanical integrity of equipment or environmental conditions that may require significant remedial expenditures, are not necessarily observable even when we inspect a well. Even if we were able to identify problems with an acquisition, the seller may be unwilling or unable to provide effective contractual protection or indemnity against all or part of these problems. Even if a seller agrees to provide indemnity, the indemnity may not be fully enforceable. We were not indemnified for these types of risks in the North Coast acquisition.

We may be unable to obtain additional financing to implement our growth strategy.

        The growth of our business will require substantial capital on a continuing basis. Because of our issuance of the senior notes and the pledge of substantially all of our assets as collateral under our credit facilities, it may be difficult for us in the foreseeable future to obtain financing on an unsecured basis or to obtain additional secured financing other than purchase money indebtedness. If we are unable to obtain additional capital on satisfactory terms and conditions, we may lose opportunities to acquire oil and natural gas properties and businesses.

We may not be successful in managing our growth.

        The pursuit of additional acquisitions is a key part of our strategy. Our growth could strain our managerial, financial, technical, operational and administrative resources. Failure to manage our growth successfully could adversely affect our operations and net revenues through increased operating costs and revenues that do not meet our expectations. We may not be able to successfully integrate acquired oil and natural gas properties into our operations or achieve desired profitability.

We may encounter marketing obstacles.

        Our ability to market our oil and natural gas production will depend upon the availability and capacity of natural gas gathering systems, pipelines and other transportation facilities. We are primarily dependent upon third parties to transport our products. Transportation space on the gathering systems and pipelines we utilize is occasionally limited or unavailable due to repairs or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements. Our access to transportation options can also be affected by U.S. federal and state regulation and, prior to our disposition of Addison, Canadian regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. These factors and the availability of markets are beyond our control. If market factors dramatically change, the financial impact on our revenues could be substantial and could adversely affect our ability to produce and market oil and natural gas.

We may have purchase price adjustments related to the sale of Addison in future years.

        We have agreed with 1143928 Alberta Ltd., the purchaser of the Addison stock and the Addison Notes, to make adjustments to the purchase price in the future if any of the following adjustments affect periods prior to February 1, 2005:

  •
  an adjustment arises from a Crown royalty audit commenced not later than December 31, 2009 and certain notice requirements are satisfied;

  •
  an adjustment arises from a joint venture audit commenced not later than February 28, 2007 and certain notice requirements are satisfied; or

  •
  an adjustment arises from a Thirteen Month Adjustment (as defined in the Addison Purchase Agreement) if claimed by February 10, 2006, and certain notice requirements are satisfied.

We agreed to indemnify 1143928 Alberta Ltd. for any breaches of the representations and warranties we made in the Addison Purchase Agreement.

        We may become liable for losses that 1143928 Alberta Ltd. incurs as a result of our breach of any of the representations and warranties we made in the Addison Purchase Agreement. We may not have sufficient cash available to implement our growth strategy if we are required to indemnify 1143928 Alberta Ltd. pursuant to the terms of the Addison Purchase Agreement.

We may be unable to overcome risks associated with our drilling activity.

        Our drilling involves numerous risks, including the risk that we will not encounter commercially productive oil or natural gas reservoirs. We must incur significant expenditures to identify and acquire properties and to drill and complete wells. The costs of drilling and completing wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. While we use advanced technology in our operations, this technology does not allow us to know conclusively prior to drilling a well that oil or natural gas is present or economically producible.

We may not correctly evaluate reserve data or the exploitation potential of properties as we engage in our acquisition, development, exploration and exploitation activities.

        Our future success will depend on the success of our acquisition, development, exploration and exploitation activities. Our decisions to purchase, develop or otherwise exploit properties or prospects will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations.

We cannot control the development of the properties we own but do not operate.

        As of December 31, 2004, we do not operate wells that represent approximately 8%, or 6% pro forma for the sale of Addison, of the PV-10 of our Proved Reserves. As a result, the success and timing of our drilling and development activities on those properties depend upon a number of factors outside of our control, including:

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

        Numerous uncertainties are inherent in estimating quantities of proved oil, natural gas and NGL reserves, including many factors beyond our control. This annual report contains estimates of our proved oil, natural gas and NGL reserves and the PV-10 of our proved oil, natural gas and NGL reserves. These estimates are based upon reports of our own engineers and our independent petroleum engineers. These reports rely upon various assumptions, including assumptions required by the Securities and Exchange Commission (SEC), as to constant oil, natural gas and NGL prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. These estimates should not be construed as the current market value of our estimated Proved Reserves. The process of estimating oil, natural gas and NGL reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, the estimates are inherently imprecise evaluations of reserve quantities and future net revenue. Our actual future production, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil, natural gas and NGL reserves may vary substantially from those we have assumed in the estimates. Any significant variance in our assumptions could materially affect the quantity and value of reserves described in this annual report. In addition, our reserves may be revised downward or upward, based upon production history, results of future exploitation and development activities, prevailing oil and natural gas prices and other factors. A material decline in prices paid for our production can adversely impact the estimated volumes of our reserves.

We are exposed to operating hazards and uninsured risks.

        Our operations are subject to the risks inherent in the oil and natural gas industry, including the risks of:

  •
  fires, explosions and blowouts;

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

  •
  environmental clean-up responsibilities;

  •
  regulatory investigation;

  •
  penalties and suspension of operations; or

  •
  attorney's fees and other expenses incurred in the prosecution or defense of litigation.

        As is customary in our industry, we maintain insurance against some, but not all, of these risks. Our insurance may not be adequate to cover these losses or liabilities. Furthermore, insurance coverage may not continue to be available at commercially acceptable premium levels or at all. We do not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could require us to make large unbudgeted cash expenditures that could materially impact our cash flow.

        Our well control insurance policy, which covered drilling and workovers on our U.S. properties, excluding the North Coast properties, expired on March 10, 2005, and we have decided not to renew this policy. The terms quoted, including the premiums and deductibles, were not acceptable based on the types of wells that we are currently planning to drill or workover during the next policy year. We believe that the rates quoted are higher than rates quoted to other companies as a result of claims made on our well control insurance policy during 2001 and 2002. We plan to continue our current drilling and workover plans without well control insurance at this time.

        North Coast maintains a separate well control policy which is in effect through May 9, 2005 and applies only on the wells that we anticipate encountering high pressure formations. We may not be able to renew North Coast's well control policy at commercially acceptable premiums or at all.

We may experience production curtailments.

        Some of the producing wells that we own an interest in have, from time to time, experienced reduced or terminated production. These curtailments may result from mechanical failures, contract terms, pipeline and processing plant interruptions, market conditions and weather conditions. These curtailments may last from a few days to many months.

Repercussions from terrorist activities or armed conflict could harm our business.

        Terrorist activities, anti-terrorist efforts and other armed conflict involving the United States or its interests abroad may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If events of this nature occur and persist, the attendant political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on prevailing oil and natural gas prices and causing a reduction in our revenues. Oil and natural gas production facilities, transportation systems and storage facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our operations is destroyed or damaged by such an attack. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

Our business exposes us to liability and extensive regulation on environmental matters.

        Our operations are subject to numerous U.S. federal, state and local laws and regulations relating to the protection of the environment, including those governing the discharge of materials into the water and air, the generation, management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. We could incur material costs, including clean-up costs, fines and civil and criminal sanctions and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations. Such laws and regulations not only expose us to liability for our own activities, but may also expose us to liability for the conduct of others or for actions by us that were in compliance with all applicable laws at the time those actions were taken. In addition, we could incur substantial expenditures complying with environmental laws and regulations, including future environmental laws and regulations which may be more stringent.

Our business depends on Douglas H. Miller, our CEO.

        We are substantially dependent upon the skills of Mr. Douglas H. Miller. Mr. Miller has extensive experience in acquiring, financing and restructuring oil and natural gas companies. We do not have an employment agreement with Mr. Miller or maintain key man insurance. The loss of the services of Mr. Miller could hinder our ability to successfully implement our business strategy.

Our principal shareholder is in a position to affect our ongoing operations, corporate transactions and other matters.

        EXCO Holdings, as our sole shareholder, has the right to elect our board of directors. For so long as EXCO Acquisition LLC, an affiliate of Cerberus Capital Management, LP, owns at least 20% of the issued and outstanding shares of EXCO Holdings, it has the right to elect a majority of the board of directors of EXCO Holdings. The interests of EXCO Acquisition LLC and its affiliates may conflict with the interests of the holders of our senior notes. In particular, EXCO Acquisition LLC may cause a change of control at a time when we do not have sufficient funds to repurchase our senior notes under the terms of our indenture.

We may have write-downs of our asset values.

        Prior to our going private transaction, we recorded pre-tax, non-cash ceiling test write-downs as follows: (a) during 2001, $28.7 million of our United States full cost pool and $20.9 million of our Canadian full cost pool and (b) during the second quarter of 2002, $17.5 million of our Canadian full cost pool. Depending upon oil and natural gas prices in the future, we may be required to write-down the value of our oil and natural gas properties and may have to impair goodwill if the present value of the after-tax future cash flows from our oil and natural gas properties falls below the net book value of these properties. Future non-cash ceiling test write-downs would negatively affect our earnings and net worth.

We may experience a financial loss if any of our significant customers fail to pay us for our oil or natural gas.

        Our ability to collect the proceeds from the sale of oil and natural gas from our customers depends on the payment ability of our customer base, which includes several significant customers. See "—Our Principal Customers" for more information on our customers. If any one or more of our significant customers fails to pay us for any reason, we could experience a material loss. In addition, in recent years, a number of energy marketing and trading companies have discontinued their marketing and trading operations, which has significantly reduced the number of potential purchasers for our oil and natural gas production. This reduction in potential customers has reduced market liquidity and, in some cases, has made it difficult for us to identify creditworthy customers. We also sell a portion of our natural gas directly to end users. While we monitor the creditworthiness of our customers and, from time to time, demand adequate assurances of performance if the creditworthiness of our customers is in question, we may experience a material loss as a result of the failure of our customers to pay us for prior purchases of our oil or natural gas.

Competition in our industry is intense, and many of our competitors have greater financial, technological and other resources than we have.

        The oil and natural gas industry is highly competitive. We encounter strong competition from other independent operators and from major oil companies in acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than ours. As a result, our competitors may be able to pay more for desirable leases, or to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit. The oil and natural gas industry has periodically experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and other exploitation activities and has caused significant price increases. We are currently experiencing difficulties in obtaining drilling rigs and other services in certain areas as well as an increase in the cost for these services and related material and equipment. We are unable to predict how such shortages and price increases will affect our development and exploitation program. Competition is also strong for attractive oil and natural gas producing properties, undeveloped leases and drilling rights, and, as a result, we may not be able to compete satisfactorily. Many large oil companies have been actively marketing some of their existing producing properties for sale to independent producers. We may not be successful in acquiring any of these properties.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

        While we continue to take action to assure compliance with the internal control, disclosure control and other requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC implementing these requirements, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Risks Relating to Our Indebtedness

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt, including our senior notes.

        As of March 15, 2005, we had total debt of approximately $452.9 million, including $2.9 million of premium related to our senior notes issued on April 13, 2004.

        Our level of debt could have important consequences, including the following:

  •
  it may be more difficult for us to satisfy our obligations with respect to our senior notes, and any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under the indenture governing our senior notes and the agreements governing our other indebtedness;

  •
  we may have difficulty borrowing money in the future for acquisitions, capital expenditures or to meet our operating expenses or other general corporate obligations;

  •
  the amount of our interest expense may increase because certain of our borrowings are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

  •
  we will need to use a substantial portion of our cash flows to pay principal and interest on our debt, which will reduce the amount of money we have for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other business activities;

  •
  we may have a higher level of debt than some of our competitors, which may put us at a competitive disadvantage;

  •
  we may be more vulnerable to economic downturns and adverse developments in our industry or the economy in general, especially declines in oil and natural gas prices; and

  •
  our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

        Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt, including our senior notes, and meet our other obligations. If we do not have enough money to service our debt, we may be required but unable to refinance all or part of our existing debt, including our senior notes, sell assets, borrow more money or raise equity on terms acceptable to us, if at all. Further, failing to comply with the financial and other restrictive covenants in our U.S. credit agreement and the indenture governing our senior notes could result in an event of default, which could adversely affect our business, financial condition and results of operations.

We may incur substantially more debt, which may intensify the risks described above, including our ability to service our indebtedness.

        Together with our subsidiaries, we may be able to incur substantially more debt in the future in connection with our acquisition, development, exploitation and exploration of oil and natural gas producing properties. Although the indenture governing our senior notes contains restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. On March 15, 2005, we had approximately $144.7 million of additional borrowing capacity under our U.S. credit facility, subject to specific requirements, including compliance with financial covenants. To the extent new indebtedness is added to our current indebtedness levels, the risks described above could substantially increase.

We have invested a substantial amount of cash received from the sale of Addison in short-term commercial paper that is subject to interest rate risk and default risk.

        As of March 29, 2005, we had approximately $273.3 million of cash. After the sale of Addison and in compliance with the indenture governing our senior notes, we invested approximately $255.5 million of cash from the sale of Addison in short-term commercial paper having an average maturity of 30 days or in overnight funds at JPMorgan Securities Inc. These investments are subject to interest rate risks and default risks.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition and results of operations.

        Our ability to make payments on and to refinance our indebtedness, including our senior notes, and to fund planned capital expenditures will depend on our ability to generate cash from operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the prices that we receive for oil and natural gas.

        Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness, including our senior notes, or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. None of these remedies may, if necessary, be effected on commercially reasonable terms, or at all. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future, including payments on our senior notes, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and could impair our liquidity.

Restrictive debt covenants could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

        Our credit facility and the indenture governing our senior notes contain a number of significant covenants that, among other things, restrict our ability to:

  •
  dispose of assets;

  •
  incur or guarantee additional indebtedness and issue certain types of preferred stock;

  •
  pay dividends on our capital stock;

  •
  create liens on our assets;

  •
  enter into sale or leaseback transactions;

  •
  enter into specified investments or acquisitions;

  •
  repurchase, redeem or retire our capital stock or subordinated debt;

  •
  merge or consolidate, or transfer all or substantially all of our assets and the assets of our subsidiaries;

  •
  engage in specified transactions with subsidiaries and affiliates; or

  •
  pursue other corporate activities.

        Also, our credit facility requires us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control, and, as a result, we may not be able to meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our credit facility and the indenture governing our senior notes.

        A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our credit facility and our senior notes. A default, if not cured or waived, could result in acceleration of all indebtedness outstanding under our credit facility and our senior notes. The accelerated debt would become immediately due and payable. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

We conduct a material portion of our operations through our subsidiaries and may be limited in our ability to access funds from these subsidiaries to service our debt, including our senior notes.

        We conduct a material portion of our operations through our subsidiaries and depend to some degree upon dividends and other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, including our senior notes. In addition, the ability of our subsidiaries to pay dividends and make other payments to us may be restricted by, among other things, applicable corporate and other laws, transfer pricing regulations, potentially adverse tax consequences and agreements of our subsidiaries. Although the indenture governing our senior notes limits the ability of our subsidiaries to enter into consensual restrictions on their ability to pay dividends and make other payments, the limitations are subject to a number of significant qualifications and exceptions. If we are unable to access the cash flow of our subsidiaries, we may have difficulty meeting our debt obligations.

Our Oil, Natural Gas and NGL Reserves

        The following table summarizes our Proved Reserves at the dates shown, and was prepared in accordance with the rules and regulations of the SEC:

	At December 31,
	2002			2003			2004
	United States	Canada	Total	United States	Canada	Total	EXCO(1)	North Coast	Total U.S.	Canada	Total
Oil (Mbbls)
Developed	9,067	5,425	14,492	7,750	6,529	14,279	4,710	1,312	6,022	8,825	14,847
Undeveloped	3,214	329	3,543	2,740	257	2,997	1,135	76	1,211	514	1,725

Total	12,281	5,754	18,035	10,490	6,786	17,276	5,845	1,388	7,233	9,339	16,572

Natural Gas (Mmcf)
Developed	115,222	92,512	207,734	123,897	117,030	240,927	115,382	202,662	318,044	155,012	473,056
Undeveloped	26,376	15,183	41,559	32,165	9,362	41,527	21,152	21,915	43,067	12,160	55,227

Total	141,598	107,695	249,293	156,062	126,392	282,454	136,534	224,577	361,111	167,172	528,283

Natural Gas Liquids (Mbbls)
Developed	985	3,432	4,417	724	6,377	7,101	211	—	211	9,250	9,461
Undeveloped	112	562	674	103	597	700	—	—	—	252	252

Total	1,097	3,994	5,091	827	6,974	7,801	211	—	211	9,502	9,713

Total (Mmcfe)(2)	221,866	166,183	388,049	223,964	208,952	432,916	172,870	232,905	405,775	280,218	685,993

Pre-tax Present Value, discounted at 10% (PV-10) (in thousands)(3)
Developed	$219,399	$218,013	$437,412	$274,244	$282,590	$556,834	$241,113	$399,751	$640,864	$471,809	$1,112,673
Undeveloped	64,433	28,178	92,611	69,473	17,056	86,529	33,701	23,299	57,000	26,662	83,662

Total	$283,832	$246,191	$530,023	$343,717	$299,646	$643,363	$274,814	$423,050	$697,864	$498,471	$1,196,335

Standardized Measure (in thousands)(4)	$152,923	$157,417	$310,340	$234,085	$219,019	$453,104	$190,837	$282,553	$473,390	$359,836	$833,226

(1)
EXCO includes our U.S. properties other than those held by North Coast.
(2)
Mbbl converted to Mmcfe on a one Bbl to six Mcf conversion ratio.
(3)
The PV-10 data is based on December 31, 2004 NYMEX spot prices of $6.15 per Mmbtu for natural gas and $43.45 per Bbl for oil adjusted for historical differentials between NYMEX and local prices.
(4)
The Standardized Measure represents the PV-10, after giving effect to income taxes, and is calculated in accordance with FAS 69.

        The reserve estimates presented as of December 31, 2002, 2003 and 2004 for the United States and the reserve estimates as of December 31, 2002 and 2003 for Canada have been prepared by Lee Keeling and Associates, Inc., an independent petroleum engineering firm in Tulsa, Oklahoma. The reserve estimates for Canada as of December 31, 2004 have been prepared by our engineers. For 2002, the estimate of our PV-10 and Standardized Measure is based upon the report on our Canadian and U.S. Proved Reserves as prepared by Lee Keeling and Associates, Inc. For 2003, the estimate of our PV-10 and Standardized Measure is based upon our estimate of future abandonment costs and the report on our Canadian and U.S. Proved Reserves as prepared by Lee Keeling and Associates, Inc. For 2004, the estimate of our PV-10 and Standardized Measure is based upon our estimate of future abandonment costs, the Canadian reserve estimates prepared by our engineers and the report on our U.S. Proved Reserves as prepared by Lee Keeling and Associates, Inc. Estimates of oil, natural gas and NGL reserves are projections based on engineering data and are forward-looking in nature. These reports rely upon various assumptions, including assumptions required by the SEC, such as constant oil, natural gas and NGL prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. These reports should not be construed as the current market value of our Proved Reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, we cannot ensure that the reserves will ultimately be realized. Our actual results could differ materially. See also "Note 18. Supplemental Information Relating to Oil and Natural Gas Producing Activities" to our Consolidated Financial Statements for additional information regarding our oil, natural gas and NGL reserves, including the PV-10 and our Standardized Measure.

Our Production, Prices and Expenses

        The following table summarizes for the periods indicated, our revenues (before cash settlements of derivative financial instruments), net production of oil, natural gas and NGLs sold, average sales price per unit of oil, natural gas and NGLs and costs and expenses associated with the production of oil, natural gas and NGLs. Revenues shown in this table do not reflect the impact of derivatives that were treated as hedges for the year ended December 31, 2002 and for the 209 day period from January 1, 2003 to July 28, 2003 in order to show revenues on a consistent basis for the three years presented. Oil and natural gas revenues for the year ended December 31, 2002 and for the 209 day period from January 1, 2003 to July 28, 2003 as shown on the consolidated statements of operations have been reduced by $7.7 million and by $14.5 million, respectively, for cash settlements paid on hedges.

	Year ended December 31,
	2002			2003			2004
	United States	Canada	Total	United States	Canada	Total	EXCO(1)	North Coast	Total U. S.	Canada	Total
	(in thousands, except production and per unit amounts)
Sales:
Oil:
Revenue(2)	$20,648	$9,661	$30,309	$22,351	$12,802	$35,153	$20,966	$3,728	$24,694	$20,833	$45,527
Production sold (Mbbl)	869	399	1,268	755	448	1,203	538	100	638	549	1,187
Average sales price per Bbl(2)	$23.75	$24.23	$23.90	$29.59	$28.58	$29.22	$38.97	$37.28	$38.69	$37.90	$38.32
Natural Gas:
Revenue(2)	$20,083	$18,077	$38,160	$34,051	$42,228	$76,279	$44,193	$71,262	$115,455	$55,857	$171,312
Production sold (Mmcf)	6,878	6,565	13,443	7,551	8,360	15,911	8,355	10,505	18,860	10,345	29,205
Average sales price per Mcf(2)	$2.92	$2.75	$2.84	$4.51	$5.05	$4.79	$5.29	$6.78	$6.12	$5.40	$5.87
Natural Gas Liquids:
Revenue	$1,227	$4,454	$5,681	$1,342	$8,348	$9,690	$1,844	$—	$1,844	$18,071	$19,915
Production sold (Mbbl)	74	242	316	59	332	391	60	—	60	643	703
Average sales price per Bbl	$16.66	$18.38	$17.98	$22.58	$25.11	$24.73	$30.78	$—	$30.78	$28.12	$28.34
Costs and Expenses:
Average production cost per Mcfe	$1.52	$0.98	$1.27	$1.50	$1.20	$1.35	$1.41	$0.98	$1.21	$1.17	$1.19
General and administrative expense per Mcfe	$0.54	$0.40	$0.48	$1.22	$0.76	$0.99	$0.96	$0.38	$0.68	$0.32	$0.52
Depreciation, depletion and amortization per Mcfe	$0.76	$0.87	$0.81	$0.88	$1.00	$0.94	$1.19	$1.29	$1.24	$1.14	$1.20

(1)
EXCO includes our U.S. properties other then those held by North Coast.
(2)
Excludes the effects of derivative cash settlements.

Our Interest in Productive Wells

        The following table quantifies as of December 31, 2004 our productive wells (wells that are currently producing oil or natural gas or are capable of production), including temporarily shut-in wells. The number of total gross oil and natural gas wells excludes any multiple completions. Gross wells refers to the total number of physical wells that we hold any working interest in, regardless of our percentage interest. A net well is not a physical well, but is a concept that reflects the actual total working interests we hold in all wells. We compute the number of net wells we own by totaling the percentage interests we hold in all our gross wells.

	Gross Wells(1)			Net Wells
	Oil	Gas	Total	Oil	Gas	Total
United States:
EXCO:
Colorado	6	121	127	4.8	111.8	116.6
Kansas	112	44	156	47.3	23.6	70.9
Louisiana	8	10	18	5.1	6.9	12.0
Nebraska	43	4	47	19.3	1.7	21.0
New Mexico	—	30	30	—	22.0	22.0
Oklahoma	1	4	5	0.8	1.9	2.7
Texas	182	173	355	36.8	106.1	142.9
Wyoming	20	10	30	12.5	7.1	19.6
North Coast:
Kentucky	—	136	136	—	132.5	132.5
Ohio	—	1,198	1,198	—	1,006.3	1,006.3
Pennsylvania	41	663	704	39.9	625.0	664.9
Virginia	—	1	1	—	0.5	0.5
West Virginia	367	1,489	1,856	363.5	1,402.2	1,765.7

Total United States	780	3,883	4,663	530.0	3,447.6	3,977.6
Canada:
Alberta	148	1,021	1,169	108.0	383.8	491.8

Total U.S. and Canada	928	4,904	5,832	638.0	3,831.4	4,469.4

(1)
As of December 31, 2004, we owned interests in 12 gross wells with multiple completions.

        As of December 31, 2004, we were the operator of 4,627 gross (4,199.8 net) wells, which represented approximately 92% of the PV-10 (as of December 31, 2004) of our Proved Reserves.

Our Drilling Activities

        We intend to concentrate our drilling activity on lower risk, development-type properties. The number and types of wells we drill will vary depending on the amount of funds we have available for drilling, the cost of each well, the size of the fractional working interests we acquire in each well, the estimated recoverable reserves attributable to each well and accessibility to the well site.

        The following table summarizes our approximate gross and net interests in the wells we drilled during the periods indicated and refers to the number of wells completed at any time during the period, regardless of when drilling was initiated:

	Exploratory Wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2002	—	—	—	—	—	—
Year ended December 31, 2003	—	—	—	—	—	—
Year ended December 31, 2004
United States:
EXCO	—	—	—	—	—	—
North Coast	6	1	7	6.0	1.0	7.0

Total United States	6	1	7	6.0	1.0	7.0
Canada	—	—	—	—	—	—

Total	6	1	7	6.0	1.0	7.0

	Development Wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2002
United States	9	1	10	5.4	0.3	5.7
Canada	12	1	13	7.5	1.0	8.5

Total	21	2	23	12.9	1.3	14.2

Year ended December 31, 2003
United States	12	3	15	8.9	1.3	10.2
Canada	36	5	41	20.7	4.3	25.0

Total	48	8	56	29.6	5.6	35.2

Year ended December 31, 2004
United States:
EXCO	20	2	22	15.4	1.3	16.7
North Coast	71	—	71	70.0	—	70.0

Total United States	91	2	93	85.4	1.3	86.7
Canada	31	1	32	15.0	0.1	15.1

Total	122	3	125	100.4	1.4	101.8

        The drilling activities in the United States referenced in the above table were primarily conducted in Texas, Colorado, Louisiana, Kansas, Ohio, Pennsylvania and West Virginia. The drilling activities in Canada referenced in the above table were conducted in Alberta. As of December 31, 2004, we owned a 100% working interest in two wells being drilled in Pennsylvania and working interests of 99.6% and 100% in two wells being drilled in Texas. As of February 28, 2005, we owned a 100% working interest in two wells being drilled in Pennsylvania, an 87.3% working interest in one well being drilled in Texas and a 100% working interest in one well being drilled in Colorado.

Summary of Our Development and Exploitation Projects

        We are currently pursuing an active development and exploitation strategy in the United States. For the year 2005, we have budgeted up to $55.9 million for development drilling, exploration, recompletions, production facilities and other exploitation related projects to implement this strategy, of which $25.8 million is for North Coast activities.

        Set forth below are highlights of our planned activities for 2005.

EXCO Fields

  Wattenberg Field

        The Wattenberg Field is a natural gas field located in Weld County, Colorado. We acquired these properties during 2002. We hold working interests ranging from less than 3% to 100% in 115 producing wells, of which we operate 111 wells. The wells produce primarily from the Codell formation at a depth of approximately 7,000 feet. We currently plan to drill 8 wells and perform workover operations on 4 wells during 2005.

  Oak Hill Field

        The Oak Hill Field is a natural gas field located in Rusk County, Texas. We acquired these properties during 2004. We hold working interests ranging from 74% to 100% in 35 producing operated wells. The wells produce primarily from the Cotton Valley formation at a depth ranging from 10,400 to 11,100 feet. We currently plan to drill 9 wells during 2005.

  Minden Field

        The Minden Field is a natural gas field located in Rusk County, Texas. We acquired these properties in January 2005. We hold working interests of 100% in 14 producing operated wells. The wells produce primarily from the Upper Cotton Valley formation at a depth ranging from 9,100 to 10,800 feet. We currently plan to drill 6 wells during 2005.

North Coast Areas/Fields

  Ravenswood Area

        The Ravenswood Area is located in West Virginia. We operate 579 wells, which represent 99% of our reserves at Ravenswood. Production in the Ravenswood area is primarily from Mississippian and Devonian formations at depths of 2,500 to 4,400 feet. We currently plan to drill 15 wells during 2005.

  Maben Area

        The Maben Area is located in southwest West Virginia. We operate 311 wells, which represent 99% of our reserves in the Maben area. Maben produces from Mississippian and Devonian formations at depths ranging from 1,500 to 5,500 feet. We currently plan to drill 6 wells during 2005.

  Adamsville Area

        The Adamsville Area is located in southern Ohio. We operate 214 wells, which represent 99% of the reserves we own in the Adamsville area. Adamsville produces from the Clinton reservoir and the Knox series at depths from 3,000 to 6,200 feet. We currently plan to drill 11 wells during 2005.

  Northwest Pennsylvania Area

        The Northwest Pennsylvania Area of the Appalachia Basin includes the Jamestown, Corry and Allegheny National Forest fields. We operate 461 wells, which represent 100% of the reserves we have in the area. Production is from the Medina and Devonian formations at depths from 1,600 to 4,900 feet. We currently plan to drill 42 development wells during 2005.

  Pine Glen Field

        The Pine Glen Field is located in central Pennsylvania. We operate 228 wells which represent 100% of our reserves in the field. Production is primarily from the Venango, Bradford, and Elk formation at depths from 1,800 to 4,600 feet. We currently plan to drill 24 wells during 2005.

Our Developed and Undeveloped Acreage

        Developed acreage are those acres spaced or assignable to producing wells. Undeveloped acreage are those acres that do not currently have completed wells capable of producing commercial quantities of oil or natural gas, regardless of whether the acreage contains Proved Reserves. The following table sets forth the developed and undeveloped acreage for us at December 31, 2004:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
United States:
EXCO:
Colorado	10,899	7,483	2,667	1,971
Kansas	22,745	12,007	2,084	660
Louisiana	6,589	4,212	1,508	693
Nebraska	23,167	9,668	6,217	2,162
New Mexico	4,482	2,101	321	147
Oklahoma	1,926	1,015	327	327
Texas	67,596	39,423	17,066	12,125
Wyoming	8,234	5,734	5,141	2,732
North Coast:
Kentucky	14,884	14,884	17,998	17,454
Ohio	104,192	100,672	44,249	41,863
Pennsylvania	68,703	68,470	57,332	55,430
Tennessee	—	—	3,520	3,520
Virginia	107	107	—	—
West Virginia	91,705	88,984	146,848	142,387

Total United States	425,229	354,760	305,278	281,471
Canada:
Alberta	228,836	116,880	196,962	119,530

Total U.S. and Canada	654,065	471,640	502,240	401,001

        The primary terms of our oil and natural gas leases expire at various dates, generally ranging from one to five years. Almost all of our undeveloped acreage is "held by production," which means that these leases are active as long as we produce oil or natural gas from the acreage. Upon ceasing production, these leases will expire.

        The undeveloped "held by production" acreage in many cases represents potential additional drilling opportunities through down spacing and drilling of proved undeveloped and probable locations in the same formation(s) already producing in a given oil or natural gas field without the necessity of purchasing additional leases or producing properties.

Sales of Producing Properties and Undeveloped Acreage

        We evaluate our portfolio of properties on an ongoing basis to determine the economic viability of the properties and whether these properties enhance our objectives. During the course of normal business, we may dispose of producing properties and undeveloped acreage if we believe that it is in our best interest. During 2004, we received proceeds of $51.9 million from the sale of non-core properties in the United States.

Our Principal Customers

        During the year ended December 31, 2004, no single purchaser accounted for 10% or more of our total oil and natural gas revenues. Our top eight purchasers accounted for approximately 36% of our total oil and natural gas revenues. During the year ended December 31, 2003, sales of oil to Plains All American, Inc. and affiliates and sales of natural gas to Nexen Marketing U.S.A., Inc. and to Coral Canada U.S. Inc. accounted for 16.6%, 12.9% and 11.4%, respectively, of our total oil and natural gas revenues. In most of our operating areas, if we were to lose any one of our oil and natural gas purchasers, the loss could temporarily cease or delay production and sale of our oil and natural gas in that particular purchaser's service area. If we were to lose a purchaser, we believe we could identify a substitute purchaser.

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

Applicable Laws and Regulations

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

        Our sales of natural gas are affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of natural gas by pipelines are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act, as well as under Section 311 of the Natural Gas Policy Act. Since 1985, the FERC has implemented regulations intended to increase competition within the natural gas industry by making natural gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis. The FERC has announced several important transportation-related policy statements and rule changes, including a statement of policy and final rule issued February 25, 2000, concerning alternatives to its traditional cost-of-service rate-making methodology to establish the rates interstate natural gas pipelines may charge for their services. The final rule revises FERC's pricing policy and current regulatory framework to improve the efficiency of the market and further enhance competition in natural gas markets.

        Our sales of oil are also affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of oil by pipelines are regulated by the FERC under the Interstate Commerce Act. FERC has implemented a simplified and generally applicable rate-making methodology for interstate oil pipelines to fulfill the requirements of Title VII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil pipeline rates.

        In the event we conduct operations on federal, state or Indian oil and natural gas leases, these operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and certain of these operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management (BLM) or Minerals Management Service (MMS) or other appropriate federal or state agencies.

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

        The Pipeline Safety Act of 1992 (the Pipeline Safety Act) amends the HLPSA in several important respects. The Pipeline Safety Act requires the Research and Special Programs Administration (RSPA) of DOT to consider environmental impacts, as well as its traditional public safety mandate, when developing pipeline safety regulations. In addition, the Pipeline Safety Act mandates the establishment by DOT of pipeline operator qualification rules requiring minimum training requirements for operators and requires that pipeline operators provide maps and records to RSPA. It also authorizes RSPA to require certain pipeline modifications as well as operational and maintenance changes. We believe our pipelines are in substantial compliance with the HLPSA and the Pipeline Safety Act and their regulations and comparable state laws and regulations where such laws and regulations are applicable. However, we could incur significant expenses if new or additional safety measures are required.

  U.S. Federal Taxation

        The federal government may propose tax initiatives that affect us. We are unable to determine what effect, if any, future proposals would have on product demand or our results of operations.

  U.S. Environmental Regulations

        The exploration, development and production of oil and natural gas, including the operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, installing and operating oil and natural gas wells. Our domestic activities are subject to federal environmental laws and regulations, including, but not limited to:

  •
  the Oil Pollution Act of 1990 (OPA);

  •
  the Clean Water Act (CWA);

  •
  the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA);

  •
  the Resource Conservation and Recovery Act (RCRA);

  •
  the Clean Air Act (CAA); and

  •
  the Safe Drinking Water Act (SDWA).

        Our domestic activities are also controlled by state regulations promulgated under comparable state statutes. We also are subject to regulations governing the handling, transportation, storage and disposal of naturally occurring radioactive materials that are found in our oil and natural gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain of our activities, limit or prohibit other activities because of protected areas or species, can impose certain substantial liabilities for the clean-up of pollution, impose certain reporting requirements, regulate remedial plugging operations to prevent future contamination and can require substantial expenditures for compliance. We cannot predict what effect future regulaton or legislation, enforcement policies, and claims for damages to property, employees, other persons and the environment resulting from our operations could have on our activities.

        Under CWA, which was amended and augmented by OPA, our release or threatened release of oil or hazardous substances into or upon waters of the United States, adjoining shorelines and wetlands and offshore areas could result in our being held responsible for: (1) the costs of removing or remediating a release; (2) administrative, civil or criminal fines or penalties; or (3) OPA specified damages, such as loss of use, and natural resource damages. The extent of our liability could be extensive depending upon the circumstances of the release. Liability can be joint and several and without regard to fault. The CWA also may impose permitting requirements for certain discharges of pollutants and requirements to develop Spill Prevention Control and Countermeasure Plans and Facility Response Plans to address potential discharges of oil into or upon waters of the United States and adjoining shorelines. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters.

        CERCLA and comparable state statutes, also known as Superfund laws, can impose joint, several and retroactive liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on specified classes of persons for the release of a "hazardous substance" into the environment. In practice, clean-up costs are usually allocated among various persons. These classes of persons, or so-called potentially responsible parties (PRPs), include the current and certain past owners and operators of a facility where there has been a release or threat of release of a hazardous substance and persons who disposed of or arranged for the disposal of hazardous substances found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the PRPs the costs of such action. Liability can arise from conditions on properties where operations are conducted and/or from conditions at third party disposal facilities where wastes from operations were sent. Although CERCLA, as amended, currently exempts petroleum (including oil, natural gas and NGLs) from the definition of hazardous substance, some similar state statutes do not provide such an exemption. We cannot assure you that the exemption will be preserved in any future amendments of the act. Such amendments could have a significant impact on our costs or operations. Additionally, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA and similar state statutes at a future date. We may also be the owner or operator of sites on which hazardous substances have been released. To our knowledge, neither we nor our predecessors have been designated as a PRP by the EPA under CERCLA. We also do not know of any prior owners or operators of our properties that are named as PRPs related to their ownership or operation of such properties. Certain states have comparable statutes. In the event contamination is discovered at a site on which we are or have been an owner or operator, we could be liable for costs of investigation and remediation and natural resource damages.

        RCRA and comparable state and local programs impose requirements on the management, treatment, storage and disposal of both hazardous and nonhazardous solid wastes. Although we believe we have utilized operating and waste disposal practices that were standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed or released on or under the properties we own or lease or the locations where such wastes have been taken for disposal. In addition, many of these properties have been owned or operated by third parties. We have not had control over such parties' treatment of hydrocarbons or other solid wastes and the manner in which such substances may have been disposed or released. We also generate hazardous and nonhazardous solid waste in our routine operations. From time to time, proposals have been made that would reclassify certain oil and natural gas wastes, including wastes generated during pipeline, drilling and production operations, as "hazardous wastes" under RCRA, which would make these solid wastes subject to much more stringent handling, transportation, storage, disposal and clean-up requirements. Adoption of these proposals could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and natural gas wastes could have a similar impact on our operations.

        Our operations are subject to local, state and federal regulations for the control of emissions from sources of air pollution. Federal and state laws require new and modified sources of air pollutants to obtain permits prior to commencing construction. Smaller sources may qualify for exemption from permit requirement or existing authorizations such as permits by rule or general permits. Major sources of air pollutants are subject to more stringent, federally imposed requirements including additional permits. Federal and state laws designed to control hazardous (toxic) air pollutants might require installation of additional controls. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could bring lawsuits for civil penalties or require us to forego construction, modification or operation of certain air emission sources.

        Oil and natural gas exploration and production, and possibly other activities, have been conducted at the majority of our properties by previous owners and operators. Materials from these operations remain on some of the properties and in some instances may require remediation. In some instances, we have agreed to indemnify the sellers of producing properties from whom we have acquired reserves against certain liabilities for environmental claims associated with the properties. We do not believe the costs to be incurred by us for compliance and remediating previously or currently owned or operated properties will be material, but we cannot guarantee that result.

        If in the course of our routine oil and natural gas operations surface spills and leaks occur, including casing leaks of oil or other materials, we may incur penalties and costs for waste handling, remediation and third party actions for damages. Moreover, we are only able to directly control the operations of the wells that we operate. Notwithstanding our lack of control over wells owned by us but operated by others, the failure of the operator to comply with applicable environmental regulations may be attributable to us and may create legal liabilities for us.

        In 2003, DOT through RSPA adopted new requirements for certain shippers of hazardous materials. These have both training and security planning requirements that may apply to our operations. We do not believe that the costs that will be incurred by us for compliance will be significant, but cannot guarantee that result or predict the ultimate cost to us.

        There are various federal and state programs that regulate the conservation and development of coastal resources. The federal Coastal Zone Management Act was passed in 1972 to preserve and, where possible, restore the natural resources of the Nation's coastal zone. The CZMA provides for federal grants for state management programs that regulate land use, water use and coastal development. States, such as Texas, also have coastal management programs, which provide for, among other things, the coordination among local and state authorities to protect coastal resources through regulating land use, water, and coastal development. Coastal management programs also may provide for the review of state and federal agency rules and agency actions for consistency with the goals and policies of the state coastal management plan. In the event our activities trigger these programs, this review may impact agency permitting and review activities and add an additional layer of review to certain activities undertaken by us.

        We do not anticipate that we will be required in the near future to expend amounts that are material in relation to our total capital expenditures program complying with environmental laws and regulations, but inasmuch as these laws and regulations are frequently changed and are subject to interpretation, we are unable to predict the ultimate cost of compliance or the extent of liability risks. We are also unable to assure you that more stringent laws and regulations protecting the environment will not be adopted and that we will not incur material expenses in complying with environmental laws and regulations in the future. If substantial liabilities to third parties or governmental entities are incurred, the payment of such claims may reduce or eliminate the funds available for project investment or result in loss of our properties. Although we maintain insurance coverage we consider to be customary in the industry, we are not fully insured against all of these risks, either because insurance is not available or because of high premiums. Accordingly, we may be subject to liability or may lose substantial portions of properties due to hazards that cannot be insured against or have not been insured against due to prohibitive premiums or for other reasons. The imposition of any of these liabilities or compliance obligations on us may have a material adverse effect on our financial condition and results of operations.

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

  Pricing and Marketing—Natural Gas

        In Canada, the price of natural gas sold in intraprovincial, interprovincial and international trade is determined by negotiations between buyers and sellers. The price we receive depends, in part, on natural gas quality, prices of competing natural gas and other fuels, distance to market, access to downstream transportation, length of contract term, weather conditions, the supply/demand balance and other contractual terms. Natural gas exported from Canada is subject to regulation by the NEB and the government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts must continue to meet certain criteria prescribed by the NEB and the government of Canada. Natural gas exports for a term of less than two years or for a term of two to 20 years (in quantities of not more than 30,000 cubic meters per day) must be made pursuant to an NEB order. Any natural gas export to be made pursuant to a contract of longer duration (to a maximum of 25 years) or a larger quantity requires an exporter to obtain an export license from the NEB, which requires governmental approval.

        The provincial government of Alberta also regulates the volume of natural gas that may be removed from Alberta for consumption elsewhere, based on such factors as reserve availability, transportation arrangements and market considerations.

  Pipeline Capacity

        Although pipeline expansions are ongoing, the lack of firm natural gas pipeline capacity continues to affect the ability to produce and market natural gas production. The prorating of capacity on the interprovincial pipeline systems may also affect the ability to export oil.

  The North American Free Trade Agreements

        The North American Free Trade Agreement, NAFTA, among the governments of Canada, the U.S. and Mexico became effective on January 1, 1994. NAFTA carries forward most of the material energy terms contained in the Canada-U.S. Free Trade Agreement. In the context of energy resources, Canada continues to remain free to determine whether exports to the U.S. or Mexico will be allowed, provided that any export restrictions do not:

  •
  reduce the proportion of energy resources exported relative to domestic use (based upon the proportion prevailing in the most recent 36 month period);

  •
  impose an export price higher than the domestic price; or

  •
  disrupt normal channels of supply.

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

  Royalties and Incentives

        In addition to federal regulation, each province in Canada has legislation and regulations that govern land tenure, production rates, environmental protection and other matters. The royalty regime is a significant factor in the profitability of oil and natural gas production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the mineral owner and the lessee, although production from such lands is also subject to certain provincial taxes and royalties. Crown royalties are determined by governmental regulation and are generally calculated as a percentage of the value of the gross production. The rate of royalties payable depends in part on prescribed reference prices, the type of product being produced, well productivity, geographical location and field discovery date.

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

        In Alberta, the royalty reserved to the Crown in respect of natural gas production, subject to various incentives, is between 15% and 30%, in the case of new natural gas, and between 15% and 35%, in the case of old natural gas, depending upon a prescribed or corporate average reference price.

        In Alberta, certain producers of oil or natural gas are also entitled to a credit against the royalties payable to the Alberta Crown by virtue of the Alberta royalty tax credit program (ARTC). The ARTC program is based on a price-sensitive formula, and the ARTC rate varies between 75%, at prices for oil below Cdn. $100 per cubic meter, and 25%, at prices above Cdn. $210 per cubic meter. The ARTC rate is applied to a maximum of Cdn. $2.0 million of Alberta Crown royalties payable for each producer or associated group of producers. Crown royalties on production from producing properties acquired from companies claiming maximum entitlement to ARTC will generally not be eligible for

ARTC. The ARTC rate is established quarterly based on the average "par price," as determined by the Alberta Resource Development Department for the previous quarterly period.

        Oil and natural gas royalty holidays for specific wells and royalty reduction reduce the amount of Crown royalties paid by us to the provincial governments. The ARTC provides a rebate on Alberta Crown royalties paid in respect of eligible producing properties.

  Canadian Environmental Regulation

        Prior to February 10, 2005, our operations included the exploration, production and development of oil and natural gas in Alberta, Canada. As a result, we may continue to be subject to environmental regulation, including provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced or utilized in association with certain oil and natural gas industry operations. In addition, legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities. In addition, applicable environmental laws may impose remediation obligations with respect to property designated as a contaminated site upon certain responsible persons, which include persons responsible for the substance causing the contamination, persons who caused the release of the substance and any past or present owner, tenant or other person in possession of the site. Compliance with such legislation can require significant expenditures. We could incur material fines and penalties or liabilities for pollution damage and clean-up costs as a result of violations of, or liabilities under, environmental laws and regulations.

        In Alberta, environmental compliance is governed by the Alberta Environmental Protection and Enhancement Act (AEPEA). In addition to replacing a variety of older statutes which related to environmental matters, the AEPEA imposes certain new environmental responsibilities on oil and natural gas operators in Alberta and in certain instances also imposes greater penalties for violations.

        On December 17, 2002, Canada ratified the Kyoto Protocol, thereby committing to a 6% reduction in greenhouse gas emissions below 1990 levels within the 2008-2012 commitment periods. The Climate Change Plan for Canada was released in November 2002, outlining the approach the Government of Canada intends to take to implement its emissions reduction commitment. Natural Resources Canada, an arm of the federal government, established the Large Final Emitters Group to serve as the focal point for government discussions with industry sectors in the implementation of the Climate Change Plan for Canada. In addition to other targeted measures set out in the Plan, it established a three-pronged approach to address emissions from large industrial emitters: targets for reductions established through covenant with a regulatory or financial backstop (55 megatonne (Mt) reduction); access to a domestic emissions trading system, domestic offsets and international permits to provide flexibility; and complementary measures (an additional 11 Mt reduction). The Large Final Emitters Group will negotiate agreements with large industrial emitters to reduce greenhouse gas emissions through 2012, using the mechanisms described above. As a result of Canada's ratification of the Kyoto Protocol, reductions in greenhouse gases from our operations may be required, which could result in increased capital expenditures and/or reductions in the production of oil and natural gas.

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

Our Employees

        As of December 31, 2004, we employed 284 persons (238 in the United States and 46 in Canada) of which 131 were involved in field operations and 153 were engaged in technical, office or administrative activities. None of our employees are represented by unions or covered by collective bargaining agreements. To date, we have not experienced any strikes or work stoppages due to labor problems, and we consider our relations with our employees to be good. We also utilize the services of independent consultants on a contract basis.

Certain Financial Information Regarding Our Former Canadian Operations

        See "Note 10. Geographic Operating Segment Information and Oil and Natural Gas Disclosures" to our Consolidated Financial Statements for certain information regarding our former Canadian operations.

Glossary of Selected Oil and Natural Gas Terms

        The following are abbreviations and definitions of terms commonly used in the oil and natural gas industry and this annual report.

        Bbl.    One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

        Bcf.    One billion cubic feet of natural gas.

        Bcfe.    One billion cubic feet equivalent calculated by converting one Bbl of oil or NGLs to six Mcf of natural gas.

        Btu.    British thermal unit, which is the heat required to raise the temperature of a one pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

        Completion.    The installation of permanent equipment for the production of oil or natural gas, or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.

        Infill Drilling.    Drilling of a well between known producing wells to better exploit the reservoir.

        Mbbl.    One thousand stock tank barrels.

        Mcf.    One thousand cubic feet of natural gas.

        Mcfe.    One thousand cubic feet equivalent calculated by converting one Bbl of oil or NGLs to six Mcf of natural gas.

        Mmbbl.    One million stock tank barrels.

        Mmbtu.    One million British thermal units.

        Mmcf.    One million cubic feet of natural gas.

        Mmcfe/d.    One million cubic feet equivalent calculated by converting one Bbl of oil or NGLs to six Mcf of natural gas per day.

        Mmmbtu.    One billion British thermal units.

        NGLs.    The combination of ethane, propane, butane and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

        NYMEX.    New York Mercantile Exchange.

        Overriding Royalty Interest.    An interest in an oil and/or natural gas property entitling the owner to a share of oil and natural gas production free of costs of production.

        Present Value of Estimated Future Net Revenues or PV-10.    The present value of estimated future net revenues is an estimate of future net revenues from a property at the date indicated, after deducting production and ad valorem taxes, future capital costs, abandonment costs and operating expenses, but before deducting federal income taxes. The future net revenues have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the net revenue stream and should not be construed as being the fair market value of the properties. Estimates have been made using constant oil, natural gas and NGL prices and operating costs at the date indicated, at its acquisition date, or as otherwise indicated. We believe that the present value of estimated future net revenues before income taxes, while not in accordance with generally accepted accounting principles, is an important financial measure used by investors and independent oil and natural gas producers for evaluating the relative significance of oil and natural gas properties and acquisitions.

        Proved Developed Reserves.    Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

        Proved Reserves.    The estimated quantities of oil, natural gas and natural gas liquids which geological engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

        Proved Undeveloped Reserves.    Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

        Reserve Life.    The estimated productive life of a proved reservoir based upon the economic limit of such reservoir producing hydrocarbons in paying quantities assuming certain price and cost parameters. For purposes of this annual report, reserve life is calculated by dividing the Proved Reserves (on a Mcfe basis) at the end of the period by production volumes for the previous 12 months.

        Royalty Interest.    An interest in an oil and/or natural gas property entitling the owner to a share of oil and natural gas production free of costs of production.

        Standardized Measure of Discounted Future Net Cash Flows or the Standardized Measure.    Under the Standardized Measure, future cash flows are estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end Proved Reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end costs to determine pre-tax cash inflows. Future income taxes are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the associated properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

Available Information

        We do not currently maintain an active Internet website. Accordingly, we do not make our filings with the SEC available on or through a website. We will provide paper copies of our filings (excluding exhibits) free of charge upon request. Please mail your request to: EXCO Resources, Inc., 12377 Merit Drive, Suite 1700, LB 82, Dallas, TX 75251, Attention: Investor Relations. You may also call us at (214) 368-2084 and ask to speak to Investor Relations.

ITEM 2. PROPERTIES

Corporate Offices

        We lease approximately 33,500 square feet of office space in Dallas, Texas, for our corporate offices. The lease expires December 31, 2011, and requires monthly rental payments of approximately $33,200. We own a building in Twinsburg, Ohio that houses North Coast's corporate offices. The building contains approximately 12,000 square feet of office and warehouse space. We also have small offices for technical and field operations in Texas, Oklahoma, Colorado, Ohio and West Virginia. We have omitted information related to Addison's office lease in Calgary, Alberta due to the sale of Addison in February 2005.

Other

        We have described our oil and natural gas properties, oil, natural gas and NGL reserves, acreage, wells, production and drilling activity in "Item 1. Business" beginning on page 1 of this annual report.

ITEM 3. LEGAL PROCEEDINGS

        In the ordinary course of business, we are periodically a party to lawsuits. We do not believe that any resulting liability from existing legal proceedings, individually or in the aggregate, will have a materially adverse effect on our results of operations or financial condition. However, future costs associated with legal proceedings may be material to our operating results and liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On November 18, 2004, our sole shareholder, EXCO Holdings, executed a written consent electing Messrs. Vincent J. Cebula, Jeffrey Serota and Robert H. Niehaus to our board of directors. Messrs. Cebula, Serota and Niehaus joined Messrs. Douglas H. Miller, Stephen F. Smith, T. W. Eubank, J. Douglas Ramsey, Richard E. Miller and Lenard Tessler on our board of directors.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        There is no established public trading market for our equity securities.

        We are 100% owned by EXCO Holdings. As a result, EXCO Holdings is the only record holder of our common stock at March 15, 2005.

        We have not paid any cash dividends on our common stock, and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our credit agreement currently prohibits us from paying dividends on our common stock. Even if our credit agreement permitted us to pay cash dividends, we can make those payments only from our surplus (the excess of the fair value of our total assets over the sum of our liabilities plus our total paid-in share capital). In addition, we can pay cash dividends only if after paying those dividends we would be able to pay our liabilities as they become due.

        See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information" for a discussion of our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

        The following table presents our selected historical financial and operating data. You should read this financial data in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operation," our Consolidated Financial Statements, the notes to our Consolidated Financial Statements and the other financial information, included in this annual report. This information does not replace the Consolidated Financial Statements. We have completed numerous acquisitions and dispositions since 2000 that materially impact the comparability of this data between periods.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	Year ended December 31,			209 Day Period from January 1 to July 28,	156 Day Period from July 29 to December 31,	Year ended December 31,
	2000	2001	2002	2003(1)	2003(1)	2004
	(In thousands, except per share amounts)
Statement of Operations Data:(2)
Revenues and other income:
Oil and natural gas	$28,869	$61,237	$66,446	$61,416	$46,133	$236,754
Commodity price risk management activities	—	—	—	—	(11,160)	(71,891)
Other	1,252	5,567	6,654	(1,033)	239	13,147
Gain on disposition of properties, equipment and other assets	538	136	3	—	—	—

Total revenues and other income	30,659	66,940	73,103	60,383	35,212	178,010

Costs and expenses:
Oil and natural gas production	9,484	23,914	29,223	19,793	14,524	48,475
Depreciation, depletion and amortization	4,949	14,244	17,855	11,476	11,903	48,534
Accretion of discount on asset retirement obligations(3)	—	—	—	737	528	1,678
General and administrative	2,003	4,806	10,968	19,272	5,847	21,246
Interest expense	1,369	3,133	4,111	3,527	4,080	36,432
Impairment of oil and natural gas properties	—	49,575	17,459	—	—	—
Impairment of marketable securities	—	—	1,136	—	—	—
Uncollectible value of Enron hedges	—	10,669	—	—	—	—

Total costs and expenses	17,805	106,341	80,752	54,805	36,882	156,365

Income (loss) before income taxes	12,854	(39,401)	(7,649)	5,578	(1,670)	21,645
Income tax expense (benefit)	4,400	(54)	(6,682)	4,801	(5,847)	15,484

Income (loss) before extraordinary items and accounting change	8,454	(39,347)	(967)	777	4,177	6,161
Cumulative effect of change in accounting principle, net of income tax(3)	—	—	—	255	—	—

Net income (loss)	8,454	(39,347)	(967)	1,032	$4,177	$6,161

Dividends on preferred stock	—	2,653	5,256	2,620

Earnings (loss) on common stock	$8,454	$(42,000)	$(6,223)	$(1,588)

Basic earnings (loss) per share	$1.23	$(5.96)	$(0.88)	$(0.20)

Diluted earnings (loss) per share	$1.18	$(5.96)	$(0.88)	$(0.20)

Weighted average common and common equivalent shares outstanding:
Basic	6,835	7,046	7,061	8,084

Diluted	7,122	7,046	7,061	8,084

Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$27,297	$25,916	$31,660	$20,418	$21,720	$118,633
Investing activities	(66,519)	(133,771)	(76,937)	(23,520)	(38,528)	(381,325)
Financing activities	37,450	102,130	45,928	9,982	14,964	283,452

	December 31,
	2000	2001	2002	2003(1)	2004
	(In thousands)
Balance Sheet Data:(2)
Current assets	$20,262	$21,121	$26,198	$31,569	$75,848
Total assets	102,372	191,056	241,174	505,030	922,023
Current liabilities	8,655	13,322	33,193	45,188	105,695
Long-term debt, less current maturities	42,488	44,994	97,943	207,951	500,349
Shareholder's equity	49,791	120,379	99,884	183,869	203,751
Total liabilities and shareholder's equity	102,372	191,056	241,174	505,030	922,023

(1)
The going private transaction was accounted for as a change in control resulting from the acquisition of us by EXCO Holdings, our parent. GAAP requires the application of "push down accounting" in situations where the ownership of an entity has changed, meaning that the post-transaction financial statements of the acquired entity reflect a new basis of accounting in accordance with Staff Accounting Bulletin No. 54 (SAB 54). Accordingly, EXCO Holdings applied purchase accounting in recording the buyout of shares to effect the going private transaction and its basis has been "pushed down" to us. In accordance with GAAP, we have allocated the purchase price to the assets acquired and liabilities assumed based upon estimated fair values at the date of acquisition. Consequently, our financial position and operating results subsequent to July 29, 2003 reflect a new basis of accounting (successor basis) and are not comparable to prior periods (predecessor basis).

In connection with the going private transaction, we no longer account for derivative financial instruments using hedge accounting. Instead, any change in fair value is recognized directly through the statement of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies—Accounting for Derivatives" for a description of this accounting method.

(2)
We have completed numerous acquisitions and dispositions since January 1, 2000 that materially impact the comparability of this data between periods.

(3)
We adopted SFAS 143, "Accounting for Asset Retirement Obligations" on January 1, 2003. See "Note 2. Summary of Significant Accounting Policies—Deferred Abandonment and Asset Retirement Obligations" of the notes to our December 31, 2004 consolidated financial statements included elsewhere in this annual report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following information should be read in conjunction with our historical consolidated financial statements and related notes, and other financial information included elsewhere in this annual report.

Overview

        We are an independent energy company engaged in the acquisition, exploration, development and exploitation of oil and natural gas properties in the United States and, until February 10, 2005, Canada. Our strategy is to grow primarily through the acquisition of proved oil and natural gas reserves and, to the extent possible, through the exploitation and development of these properties. We expect to continue to use debt, primarily under our credit agreement, to make future acquisitions. We also expect to enter into new derivative financial instruments to reduce our exposure to changes in the prices of oil and natural gas. For the three year period ended December 31, 2004, we have spent in excess of $433.0 million on property and corporate acquisitions.

        On July 29, 2003, we completed a "going private" transaction that resulted in all of our outstanding common stock being acquired by EXCO Holdings, a holding company owned by certain members of our management and several institutional and other investors. This transaction resulted in a change in the valuation of our assets.

        On January 27, 2004, we acquired all of the outstanding common stock of North Coast for a purchase price of approximately $225.6 million, including the assumption of $57.0 million in outstanding bank debt. We funded the acquisition of North Coast through the issuance of $350.0 million in 7 1/4% senior unsecured notes on January 20, 2004. On April 13, 2004 we issued an additional $100.0 million in 7 1/4% senior unsecured notes, of which approximately $98.8 million was used to repay substantially all of the indebtedness outstanding under our Canadian credit facility.

        On February 10, 2005, 1143928 Alberta Ltd., a wholly-owned subsidiary of NAL Oil & Gas Trust, an Alberta trust, purchased all of the issued and outstanding shares of common stock of Addison and two intercompany notes that Addison owed to Taurus. The aggregate purchase price was Cdn. $553.3 million (U.S. $442.7 million) less the payment of the outstanding balance under Addison's credit facility of Cdn. $90.1 million (U.S. $72.1 million) and other adjustments as specified in the purchase agreement. See "Note 17. Subsequent Events" to the Consolidated Financial Statements and "Item 1. Business—Developments Since December 31, 2004—Sale of Addison" for additional information.

Critical Accounting Policies

        In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles used in the preparation of our consolidated financial statements. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to our Proved Reserves, derivatives accounting, functional currency assessment, deferred tax asset valuations and our choice of accounting method for oil and natural gas properties.

        We prepared our consolidated financial statements for inclusion in this report in accordance with accounting principles that are generally accepted in the United States, or GAAP. GAAP represents a comprehensive set of accounting and disclosure rules and requirements, and applying these rules and requirements requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. Effective July 29, 2003, in connection with our going private transaction, we discontinued hedge accounting for derivative financial instruments. See "—Accounting for Derivatives" for a discussion of this change. The following is a discussion of our most critical accounting policies, judgments and uncertainties that are inherent in our application of GAAP.

Estimates of Proved Reserves

        The Proved Reserves data included in this annual report was prepared in accordance with SEC guidelines. The accuracy of a reserve estimate is a function of:

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

        Proved Reserves materially impact depletion expense. If the Proved Reserves decline, then the rate at which we record depletion expense increases, reducing net income. A decline in the estimate of Proved Reserves may result from lower market prices, and a decline may make it uneconomical to drill or produce from higher cost fields. In addition, a decline in Proved Reserves may impact the outcome of our assessment of our oil and natural gas properties for impairment.

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

        Prior to our going private transaction, when we entered into hedging transactions, we formally documented all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. The process included linking all derivatives that were designated as cash flow hedges to forecasted transactions. We also formally assessed, both at the hedge's inception and on an ongoing basis, whether the derivatives that were used in hedging transactions were highly effective in offsetting changes in cash flows of hedged items. When it was determined that a derivative was not highly effective as a hedge or that it ceased to be a highly effective hedge, we discontinued hedge accounting prospectively. Under hedge accounting, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings and the ineffective portion of any change in fair value of a derivative designated as a hedge is immediately recognized in earnings.

        Effective July 29, 2003, in connection with our going private transaction, we discontinued hedge accounting for all existing derivatives. Currently, we do not designate derivative transactions as hedges for financial accounting purposes; accordingly, changes in the fair value of derivative financial instruments, including interest rate swaps, are recognized currently in our statement of operations. We do continue to designate derivative financial instruments as hedges for income tax purposes.

        Effective as of November 30, 2001, we ceased hedge accounting for our hedge transactions then in place with Enron North America Corp., the counterparty to our swap agreements, due to its bankruptcy filing.

Assessments of Functional Currencies

        We determine the functional currencies of our subsidiaries by assessing the currency of the economic environment in which a subsidiary primarily realizes and expends its operating revenues, costs and expenses. We determined that the Canadian dollar was the functional currency of our international operations in Canada. Our assessment of functional currencies can have a significant impact on our periodic results of operations and on our financial position.

        Effective April 13, 2004, Addison entered into a long-term note agreement with Taurus in the amount of $98.8 million. Addison used the proceeds of this borrowing to repay virtually all of its outstanding indebtedness under its Canadian credit agreement in April 2004. The indebtedness was repayable in U.S. dollars on January 15, 2011. It accrued interest at 7 1/4% and contained similar terms and conditions to our senior notes. Under the provisions of SFAS No. 52—"Foreign Currency Translation", Addison was required to recognize a foreign currency transaction gain or loss when translating this liability from U.S. dollars to Canadian dollars currently in its statement of operations. Gain or loss recognized by Addison was not eliminated when preparing EXCO's consolidated statement of operations.

Deferred Tax Asset Valuations

        We periodically assess the probability of recovering recorded deferred tax assets based on our assessment of future earnings outlooks by tax jurisdiction. These estimates are inherently imprecise because we make many assumptions in the assessment process. For the year ended December 31, 2002 (predecessor basis), our net deferred tax asset in the U.S. of $3.5 million, was fully reserved due to the uncertainty of the realization of such benefits. Effective with the going private transaction, as of July 29, 2003, EXCO (successor basis) is now in a deferred tax liability position in the U.S. due to the step-up in basis for book purposes related to purchase accounting and the carryover of tax basis. Accordingly, no valuation allowance relating to the deferred tax asset was recognized in the purchase price allocation at July 29, 2003, at December 31, 2003 or at December 31, 2004, except for a valuation allowance that has been provided in the U.S. in the amount of $2.6 million and is related to net operating loss carryforwards that are expected to expire without utilization.

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

        We calculate depletion using the unit-of-production method. Under this method, the sum of the full cost pool and all estimated future development costs are divided by the total amount of Proved Reserves. This rate is applied to our total production for the period, and the appropriate expense is recorded. We capitalize the portion of general and administrative costs that is attributable to our acquisition, exploration, exploitation and development activities.

        To the extent that total capitalized oil and natural gas property costs (net of related deferred income taxes and accumulated depreciation, depletion and amortization) exceed the estimated future net revenues from proved properties using current period-end prices discounted at 10%, adjusted for related income tax effects, plus the lower of cost or fair value of unproved properties, excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. We could be required to write down our oil and natural gas properties if there is a decline in oil or natural gas prices, or downward adjustments are made to our Proved Reserves. During 2002, we recognized an impairment charge of $17.5 million, with respect to our properties located in Canada. This charge was the result of low prices for natural gas at June 30, 2002.

        In September 2004, the SEC released SAB No. 106 concerning the application of SFAS No. 143 "Accounting for Asset Retirement Obligations" by oil and natural gas producing companies following the full cost method of accounting. In SAB No. 106, the SEC addressed the impact of SFAS No. 143 on the ceiling test calculation and on the calculation of depreciation, depletion and amortization. SAB No. 106 will be effective for us on January 1, 2005.

        As a result of SAB No. 106, effective January 1, 2005, we will include the estimated asset retirement obligation that will result from future development activity in our calculation of depreciation, depletion and amortization. This change will not have a significant impact on our depreciation, depletion and amortization expense.

        Prior to the issuance of SFAS No. 143, we included expected future cash flows related to the asset retirement obligations from certain properties in our ceiling test calculation. Under SFAS No. 143, we must now initially capitalize asset retirement costs by increasing long-lived oil and natural gas assets by the same amount as the asset retirement liability before discount. After adoption of SFAS No. 143, if we were to continue to calculate the full cost ceiling test by reducing expected future net revenues by the cash flows required to settle the asset obligation, then the effect would be to "double-count" such costs in the ceiling test.

Goodwill

        As a result of a change in control, the going private transaction has been accounted for using the purchase method of accounting pursuant to SFAS No. 141, "Accounting for Business Combinations." As a result, EXCO Holdings' cost of acquiring EXCO has been allocated to the assets and liabilities acquired based upon estimated fair values. Under applicable generally accepted accounting principles, the new basis of accounting for EXCO Holdings is "pushed down" to the subsidiary company, EXCO. Therefore, EXCO's financial position and operating results subsequent to July 28, 2003 reflect a new basis of accounting and are not comparable to prior periods. In addition, tax basis carried over from the formerly public company as a result of the merger. The going private purchase price has been allocated to the assets acquired and liabilities assumed according to their estimated fair values. The purchase price allocation resulted in $51.1 million of goodwill being recorded, $24.2 million in the United States geographic operating segment and $26.9 million in the Canadian geographic operating segment. Changes in the balance of goodwill from the date of acquisition to December 31, 2004 are the result of sales of oil and natural gas properties in the United States (based upon the relative fair value of our oil and natural gas properties prior to and after the sales), the sale of our Enron claim and foreign currency translation adjustments for associated Canadian goodwill. In a recent letter to oil and natural gas companies, the SEC has provided guidance concerning the treatment of goodwill in situations when a company sells less than 25% of its proved oil and natural gas reserves in a cost pool. The guidance indicates that such dispositions may trigger a need to evaluate goodwill for impairment under SFAS No. 142. As a result of this guidance, beginning January 1, 2005, we no longer reduce the balance of goodwill for property dispositions of less than 25% of our oil and natural gas reserves unless there is an indication that our goodwill is impaired as a result of the sale.

        None of the goodwill is currently deductible for income tax purposes. Furthermore, in accordance with SFAS No. 142, "Goodwill and Intangible Assets," goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, are performed at the end of our fourth quarter. Losses, if any, resulting from impairment tests will be reflected in operating income in the statement of operations. There was no goodwill recorded as a result of the North Coast acquisition.

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

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. We adopted the new rules on asset retirement obligations on January 1, 2003, for both our U.S. and Canadian operations. Application of the new rules resulted in an increase in net proved developed and undeveloped oil and natural gas properties of approximately $11.4 million, recognition of an asset retirement obligation liability of approximately $10.4 million, an increase in deferred income tax liability of approximately $696,000 and a cumulative effect of adoption that increased net income and stockholder's equity by approximately $255,000.

Accounting for Income Taxes

        Income taxes are provided based upon the liability method of accounting. Deferred taxes are recorded to reflect the tax benefit and consequences of future years differences between the tax basis of assets and liabilities and their financial reporting basis. We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Prior to the disposition of Addison on February 10, 2005, we considered Addison's earnings to be permanently reinvested for use in those operations and, consequently, deferred federal income taxes, net of applicable foreign tax credits, had not been provided on the undistributed earnings of Addison that were reinvested. As a result of the sale of Addison, we have provided for deferred federal income taxes in the fourth quarter of 2004 on the undistributed earnings of Addison.

Recent Accounting Pronouncements

        On December 16, 2004, FASB issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No.123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in our consolidated statements of operations based on their estimated fair values. Pro forma disclosure is no longer an alternative.

        SFAS No. 123(R) must be adopted no later than July 1, 2005 and permits public companies to adopt its requirements using one of two methods:

  •
  A "modified prospective" method in which compensation cost is recognized based on the requirements of SFAS No. 123 (R) for all share-based payments granted prior to the effective date of SFAS No. 123(R) that remain unvested on the adoption date.

  •
  A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures.

        As permitted by SFAS No.123, we currently account for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations. As such, we generally do not recognize compensation expense associated with employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method could have a significant impact on our future results of operations, although it will have no impact on our overall financial position. We currently plan to adopt the provisions of SFAS No. 123(R), but we have not completed evaluating the impact the adoption of SFAS No. 123(R) will have on our future results of operations.

Our Results of Operations

        The following is a discussion of our financial condition and results of operations for the years ended December 31, 2002, 2003 and 2004. The information presented below for the year ended December 31, 2003 represents the total of our activity for the 209 day period from January 1, 2003 to July 28, 2003 and the 156 day period from July 29, 2003 to December 31, 2003.

        The comparability of our results of operations from year to year is impacted by:

  •
  the acquisition of North Coast on January 27, 2004;

  •
  property acquisitions and, to a lesser degree, property dispositions that have occurred during the three years presented;

  •
  significant changes in the amount of our long-term debt including the issuance of our senior notes on January 20, 2004 in the amount of $350.0 million and on April 13, 2004 in the amount of $103.3 million (including applicable premium);

  •
  significant fluctuations in the prices received for oil and natural gas sales;

  •
  the "going private" transaction that occurred on July 29, 2003 and the resulting step-up in basis reflecting the purchase price; and

  •
  the discontinued use of hedge accounting for all derivatives effective July 29, 2003.

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

United States

        We produce oil, natural gas and NGLs. We do not refine or process the oil we produce. With the exception of our Black Lake Field in Louisiana, which we sold in November 2004, we do not process a significant portion of the natural gas or NGLs we produce. At the Black Lake Field, we operated a natural gas processing plant that was 100% dedicated to production from the field.

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

        We sell the majority of our natural gas under individually negotiated gas purchase contracts using market sensitive pricing. Our sales contracts vary in length from spot market sales of a single day to term agreements that may extend for a year or more. Our natural gas customers include utilities, natural gas marketing companies and a variety of commercial and industrial end users. The natural gas purchase contracts define the terms and conditions unique to each of these sales. The price received for natural gas sold on the spot market varies daily, reflecting changing market conditions. We also gather natural gas for other producers for which we are compensated.

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

        We may not be able to market all the oil, natural gas or NGLs we produce. If our oil, natural gas or NGLs can be marketed, we may not be able to negotiate favorable price and contractual terms. Changes in oil or natural gas prices may significantly affect our revenues, cash flows, the value of our oil and natural gas properties and the estimates of recoverable oil, natural gas and NGLs contained in our properties. Further, significant declines in the prices of oil or natural gas may have a material adverse effect on our business and on our financial condition.

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

Canada

        The majority of our Canadian oil was ultimately sold to Plains Marketing Canada, L.P. at market sensitive prices less applicable tariffs, trucking and quality adjustments. Our Canadian natural gas was sold to various purchasers at market sensitive prices. Our NGLs were sold primarily to two different buyers under contracts which provided for index pricing less transportation and fractionation fees.

        As a result of the sale of Addison on February 10, 2005, we no longer have operations in Canada.

Revenues and Production

        The following tables present our oil and natural gas revenues (before commodity price risk management activities), production and average unit sales price for the three years ended December 31, 2002, 2003 and 2004. The tables also show the changes in these amounts between years. The information presented below for the year ended December 31, 2003 represents the total of our activity for the 209 day period from January 1, 2003 to July 28, 2003 and for the 156 day period from July 29, 2003 to December 31, 2003. For purposes of these tables, EXCO includes all of our U.S. oil and natural gas properties other than those properties owned by North Coast. The data presented for North Coast only reflects revenues and production since the date of our acquisition of North Coast.

        For the year ended December 31, 2002 and for the 209 day period ended July 28, 2003, cash settlements of hedge transactions are included in oil and natural gas revenues in the consolidated statement of operations. These settlements, which totaled $7.7 million for the year ended December 31, 2002 and $14.5 million for the 209 day period from January 1, 2003 to July 28, 2003, are not reflected in the amounts shown below for oil and natural gas revenues (before commodity price risk management activities).

	Year ended December 31,			Year to year change
	2002	2003	2004	2002-2003	2003-2004
	(In thousands)
Oil and natural gas revenues before commodity price risk management activities:
Oil revenues:
United States:
EXCO	$20,648	$22,351	$20,966	$1,703	$(1,385)
North Coast	—	—	3,728	—	3,728

Total U.S.	20,648	22,351	24,694	1,703	2,343
Canada	9,661	12,802	20,833	3,141	8,031

Total	$30,309	$35,153	$45,527	$4,844	$10,374

Natural gas revenues:
United States:
EXCO	$20,083	$34,051	$44,193	$13,968	$10,142
North Coast	—	—	71,262	—	71,262

Total U.S.	20,083	34,051	115,455	13,968	81,404
Canada	18,077	42,228	55,857	24,151	13,629

Total	$38,160	$76,279	$171,312	$38,119	$95,033

Natural gas liquids revenues:
United States:
EXCO	$1,227	$1,342	$1,844	$115	$502
North Coast	—	—	—	—	—

Total U.S.	1,227	1,342	1,844	115	502
Canada	4,454	8,348	18,071	3,894	9,723

Total	$5,681	$9,690	$19,915	$4,009	$10,225

Total oil and natural gas revenues:
United States:
EXCO	$41,958	$57,744	$67,003	$15,786	$9,259
North Coast	—	—	74,990	—	74,990

Total U.S.	41,958	57,744	141,993	15,786	84,249
Canada	32,192	63,378	94,761	31,186	31,383

Total	$74,150	$121,122	$236,754	$46,972	$115,632

	Year ended December 31,			Year to year change
	2002	2003	2004	2002-2003	2003-2004
Production:
Oil (Mbbls):
United States:
EXCO	869	755	538	(114)	(217)
North Coast	—	—	100	—	100

Total U.S.	869	755	638	(114)	(117)
Canada	399	448	549	49	101

Total	1,268	1,203	1,187	(65)	(16)

Natural gas (Mmcf):
United States:
EXCO	6,878	7,551	8,355	673	804
North Coast	—	—	10,505	—	10,505

Total U.S.	6,878	7,551	18,860	673	11,309
Canada	6,565	8,360	10,345	1,795	1,985

Total	13,443	15,911	29,205	2,468	13,294

Natural gas liquids (Mbbls):
United States:
EXCO	74	59	60	(15)	1
North Coast	—	—	—	—	—

Total U.S.	74	59	60	(15)	1
Canada	242	332	643	90	311

Total	316	391	703	75	312

Total production (Mmcfe):
United States:
EXCO	12,536	12,435	11,943	(101)	(492)
North Coast	—	—	11,105	—	11,105

Total U.S.	12,536	12,435	23,048	(101)	10,613
Canada	10,411	13,040	17,497	2,629	4,457

Total	22,947	25,475	40,545	2,528	15,070

	Year ended December 31,			Year to year change
	2002	2003	2004(1)	2002-2003	2003-2004(1)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl):
United States:
EXCO	$23.75	$29.59	$38.97	$5.84	$9.38
North Coast	—	—	37.28	—	N/A
Total U.S.	23.75	29.59	38.69	5.84	9.10
Canada	24.23	28.58	37.90	4.35	9.32
Total	23.90	29.22	38.32	5.32	9.10
Natural gas (per Mcf):
United States:
EXCO	$2.92	$4.51	$5.29	$1.59	$0.78
North Coast	—	—	6.78	—	N/A
Total U.S.	2.92	4.51	6.12	1.59	1.61
Canada	2.75	5.05	5.40	2.30	0.35
Total	2.84	4.79	5.87	1.95	1.08
Natural gas liquids (per Bbl):
United States:
EXCO	$16.66	$22.58	$30.78	$5.92	$8.20
North Coast	—	—	—	—	—
Total U.S.	16.66	22.58	30.78	5.92	8.20
Canada	18.38	25.11	28.12	6.73	3.01
Total	17.98	24.73	28.34	6.75	3.61
Total average sales price (per Mcfe):
United States:
EXCO	$3.35	$4.64	$5.61	$1.29	$0.97
North Coast	—	—	6.75	—	N/A
Total U.S.	3.35	4.64	6.16	1.29	1.52
Canada	3.09	4.86	5.42	1.77	0.56
Total	3.23	4.75	5.84	1.52	1.09

(1)
Data provided for Total U.S. average sales price includes North Coast.

        Our revenues from the sale of oil, natural gas and NGLs, before cash settlements of derivative financial instruments, for the year ended December 31, 2004 increased by $115.6 million, or 96% over the year ended December 31, 2003 primarily due to the acquisition of North Coast. Oil and natural gas revenues for North Coast for the period from January 27, 2004 to December 31, 2004 were $75.0 million. The increase in revenue was also due to a 15% increase in oil and natural gas production volumes on an equivalent basis, excluding North Coast. This increase in production volumes is due primarily to (1) property acquisitions, including the Oak Hill properties that we acquired on July 29, 2004; (2) favorable results from development drilling activity in Canada; and (3) the completion in January 2004 of our Miami Corp. 35-1 sidetrack well. For the year ended December 31, 2004, increases in oil, natural gas and NGL prices increased revenues by $29.3 million. Oil production and oil revenues for EXCO declined in 2004 due to property sales in 2003 and 2004 and a general decline in production from our oil producing properties.

        Our revenues from the sale of oil, natural gas and NGLs, before cash settlements of derivative financial instruments, for the year ended December 31, 2003 increased by $47.0 million, or 63%, over the year ended December 31, 2002 primarily due to higher prices received for oil, natural gas and NGLs. The increase in revenue resulting from higher average oil, natural gas and NGL prices was approximately $34.8 million. Our average oil and natural gas price, before cash settlements of derivative financial instruments, received during the year ended December 31, 2003, were 22% and 69%, respectively, greater than received during the prior year.

        The increase in revenue for the year ended December 31, 2003 was also due to an increase in production volumes. Our increased production of natural gas and NGLs for the year ended December 31, 2003 compared to the year ended December 31, 2002 increased revenues by $13.7 million. This increase is primarily attributable to our acquisition of the DJ Basin properties in November 2002, the additional interests in the Vinegarone properties in October 2003 and several property acquisitions in Canada during 2002 and 2003. The increase in production from these acquisitions for the year ended December 31, 2003 over the year ended 2002 was 2.3 Bcf of natural gas and 53.0 Mbbls of NGLs. The remaining increase in natural gas and NGL volumes is attributable to other smaller acquisitions and the results of our development and exploitation capital spending, primarily in Canada. Oil volumes overall decreased 65.0 Mbbls during these same periods, which decreased revenue by $1.5 million. Oil volumes decreased primarily due to a general decline in production from our oil producing properties.

        During 2002 we had one well control event that directly impacted revenues. During November and December 2002, we sold 254.0 Mmcf of natural gas from the Miami Corp. #35 well while it was experiencing an uncontrolled flow from the wellbore. These sales increased revenue by $1.0 million. Oil and natural gas production costs and production and ad valorem taxes for the Miami Corp. #35 during this period were less than $100,000. There was no production from this well during 2003 as the well was temporarily abandoned. In December 2003, we commenced sidetrack drilling operations on this well and, in January 2004, the well was completed and placed on production as a producing natural gas well.

        The following table presents our commodity price risk management activities and our other income (expense) for the years ended December 31, 2002, 2003 and 2004. The table also shows changes in these amounts between periods.

	Year ended December 31,			Year to year change
	2002	2003	2004	2002-2003	2003-2004
	(In thousands)
Commodity price risk management activities:
Cash settlements on derivative financial instruments	$(7,704)	$(19,915)	$(35,942)	$(12,211)	$(16,027)
Non-cash changes in fair value of derivative financial instruments	—	(5,783)	(35,949)	(5,783)	(30,166)

Total commodity price risk management activities	$(7,704)	$(25,698)	$(71,891)	$(17,994)	$(46,193)

Other income (expense):
Income from terminated hedges	$6,976	$1,763	$—	$(5,213)	$(1,763)
Income (expense) from hedge ineffectiveness	(886)	(2,544)	—	(1,658)	2,544
Gain (loss) on foreign currency transactions	(208)	(1,405)	10,781	(1,197)	12,186
Interest, dividends, processing and other, net	775	1,392	2,366	617	974

Total other income (expense)	$6,657	$(794)	$13,147	$(7,451)	$13,941

        Our cash settlements of derivative financial instruments reduced revenue by $35.9 million during the year ended December 31, 2004. The NYMEX oil and natural gas prices that are used to settle our hedges increased significantly over the oil and natural gas prices of our contracts. The increases in prices resulted in us making significant payments to our counterparties to settle our derivative financial instruments during the year and our revenues decreased as a result. We also had a significant increase in the volume of natural gas under derivative financial instruments to reflect the increase in our natural gas production as a result of the acquisition of North Coast.

        Prior to the completion of the going private transaction, we accounted for our derivative financial instruments as cash flow hedges. During the 209 day period from January 1 to July 28, 2003, we reduced our revenues by $2.5 million for the ineffective portion of the change in the fair value of our hedges. The ineffectiveness was primarily due to a significant increase in March 2003 in the difference between the NYMEX price for oil and natural gas, which is the price we use to settle our derivative financial instruments and the actual price that we receive in the field for the physical delivery of our oil and natural gas production. For the year ended December 31, 2004, we recognized as a reduction of revenue $35.9 million from the change in the fair value of our derivative financial instruments. Previously, the effective portion of this change was reflected in other comprehensive income while the ineffective portion was recognized in current period earnings. We expect that our revenues will continue to be significantly impacted in future periods by changes in the fair value of our derivative financial instruments as a result of the volatility in oil and natural gas prices and the volume of future oil and natural gas sales covered under our commodity price risk management program. For the year ended December 31, 2004, the following percentages of our oil and natural gas production were subject to derivative financial instruments: 51% and 45% of oil and natural gas production, respectively, were subject to swap agreements and 36% of natural gas production was subject to floor price agreements.

        During the 209 day period from January 1 to July 28, 2003, we recorded approximately $1.8 million as non-cash income from terminated hedges as other income. As a result of the going private transaction, we ceased recording such income.

        Effective April 13, 2004, Addison entered into a long-term note agreement with Taurus in the amount of $98.8 million. Addison used the proceeds of this borrowing to repay virtually all of its outstanding indebtedness under its Canadian credit agreement in April 2004. The indebtedness was repayable in U.S. dollars on January 15, 2011 or upon sale of substantially all of its oil and gas properties. It accrued interest at 7 1/4% per annum and contained similar terms and conditions to our senior notes (See "Note 5. Issuance of Senior Notes and the Acquisition of North Coast Energy, Inc." to our Consolidated Financial Statements). On February 10, 2005, we sold this intercompany note in the Addison disposition. Under the provisions of SFAS No 52—"Foreign Currency Translation", Addison is required to recognize any foreign transaction gains or losses in its statement of operations when translating this liability from U.S. dollars to Canadian dollars. Gain or loss recognized by Addison is not eliminated when preparing EXCO's consolidated statement of operations. As a result, we have recorded a non-cash foreign currency transaction gain of $10.8 million during the year ended December 31, 2004. This amount is included in other income on the consolidated statements of operations.

Costs and Expenses

        The following tables present our oil and natural gas production costs and average oil and natural gas production cost per Mcfe for the three years ended December 31, 2002, 2003 and 2004. The data presented for North Coast only reflects costs and expenses since the date of our acquisition of North Coast. Results for the predecessor and successor periods in 2003 are combined as the going private transaction had no impact on 2003 production costs. The table also shows the changes in these amounts between years.

	Year ended December 31,			Year to year change
	2002	2003	2004	2002-2003	2003-2004
	(In thousands)
Oil and natural gas production costs:
Oil and natural gas operating costs:
United States:
EXCO(1)	$15,034	$13,688	$11,636	$(1,346)	$(2,052)
North Coast	—	—	7,816	—	7,816

Total U.S.	15,034	13,688	19,452	(1,346)	5,764
Canada	9,776	14,826	19,680	5,050	4,854

Total	$24,810	$28,514	$39,132	$3,704	$10,618

Production and ad valorem taxes:
United States:
EXCO(1)	$3,986	$5,023	$5,257	$1,037	$234
North Coast	—	—	3,165	—	3,165

Total U.S.	3,986	5,023	8,422	1,037	3,399
Canada	427	780	921	353	141

Total	$4,413	$5,803	$9,343	$1,390	$3,540

Total oil and natural gas production costs:
United States:
EXCO(1)	$19,020	$18,711	$16,893	$(309)	$(1,818)
North Coast	—	—	10,981	—	10,981

Total U.S.	19,020	18,711	27,874	(309)	9,163
Canada	10,203	15,606	20,601	5,403	4,995

Total	$29,223	$34,317	$48,475	$5,094	$14,158

	Year ended December 31,			Year to year change
	2002	2003	2004(2)	2002-2003	2003-2004(1)
Oil and natural gas production costs per Mcfe:
Oil and natural gas operating costs:
United States:
EXCO(1)	$1.20	$1.10	$0.97	$(0.10)	$(0.13)
North Coast	—	—	0.70	—	N/A
Total U.S.	1.20	1.10	0.84	(0.10)	(0.26)
Canada	0.94	1.14	1.12	0.20	(0.02)
Total	1.08	1.12	0.96	0.04	(0.16)
Production and ad valorem taxes:
United States:
EXCO(1)	$0.32	$0.40	$0.44	$0.08	$0.04
North Coast	—	—	0.28	—	N/A
Total U.S.	0.32	0.40	0.37	0.08	(0.03)
Canada	0.04	0.06	0.05	0.02	(0.01)
Total	0.19	0.23	0.23	0.04	—
Total oil and natural gas production costs:
United States:
EXCO(1)	$1.52	$1.50	$1.41	$(0.02)	$(0.09)
North Coast	—	—	0.98	—	N/A
Total U.S.	1.52	1.50	1.21	(0.02)	(0.29)
Canada	0.98	1.20	1.17	0.22	(0.03)
Total	1.27	1.35	1.19	0.08	(0.16)

(1)
EXCO includes our U.S. properties other than those held by North Coast.

(2)
Data provided for Total U.S. oil and natural gas production costs per Mcfe includes North Coast.

        Our oil and natural gas operating costs for the year ended December 31, 2004 increased $10.6 million, or 37%, from the same period in 2003. The primary reasons for the increases in oil and natural gas operating costs are:

  •
  our acquisition of North Coast which increased oil and gas operating costs by $7.8 million for the year ended December 31, 2004;

  •
  our acquisitions of the Oak Hill properties in east Texas, additional interests in the Vinegarone properties in the United States and the acquisition of several other properties in the United States and Canada during 2003 and 2004;

  •
  a general increase in the cost of goods and services used in our oil and natural gas operations during 2004; and

  •
  other, smaller acquisitions and new wells added through our development and exploitation capital program, mainly in Canada.

These increases were partially offset by the oil and natural gas operating costs incurred on oil and natural gas properties in the United States that were sold by EXCO in 2003 and 2004. The properties sold generally had high per unit operating costs. Oil and natural gas operating costs in the Appalachian Basin, where North Coast operates, are generally lower on a per unit basis, than in the basins where EXCO operates.

        Our oil and natural gas operating costs for the year ended December 31, 2003 increased $3.7 million, or 13%, from the same period in 2002. Our acquisitions of the DJ Basin and the additional interests in the Vinegarone properties in the United States and the acquisition of several properties in Canada during 2002 and 2003 increased oil and natural gas operating costs by $2.8 million. The remaining increase in oil and natural gas operating costs is primarily the result of other, smaller acquisitions and new wells added through our development and exploitation capital program, mainly in Canada. These increases were partially offset by the oil and natural gas operating costs incurred on oil and natural gas properties in the United States that were sold in late 2002 and in 2003. Oil and natural gas production costs on a unit of production basis increased $0.04 per Mcfe to $1.12 per Mcfe for the year ended December 31, 2003. This increase is primarily due to higher per unit operating costs on non-operated properties acquired by Addison.

        Production and ad valorem taxes for the year ended December 31, 2004 increased by $3.5 million, or 61%, over the same period in 2003. These increases are primarily attributable to our acquisition of North Coast which increased production and ad valorem taxes by $3.2 million and were partially offset by the absence of production taxes from oil and natural gas properties in the United States that were sold in 2003 and 2004. Production taxes are set by the state governments and vary as to the tax rate and the value to which that rate is applied. Further, ad valorem taxes in Texas and other states are based partially on the value of oil and natural gas reserves, which have increased as a result of the higher oil and natural gas prices. These taxes are generally based upon the price received for production. No production taxes are paid in Canada.

        Production and ad valorem taxes for the year ended December 31, 2003 increased by $1.4 million, or 31%, over 2002. This increase is primarily attributable to higher production taxes in the United States as a result of the significantly increased prices received for production and $399,000 in production taxes on the DJ Basin and additional interest in the Vinegarone properties. Production taxes are set by the state governments and vary as to the tax rate and the value to which that rate is applied. Further, ad valorem taxes in Texas and other states are based partially on the value of oil and natural gas reserves, which have increased as a result of the higher oil and natural gas prices. Additionally, ad valorem taxes in Canada have increased by $351,000 as a result of property acquisitions. These increases were partially offset by lower production taxes incurred on oil and natural gas properties in the United States that were sold in late 2002 and in 2003. These taxes are generally based upon the price received for production. No production taxes are paid in Canada.

        Our depreciation, depletion and amortization costs for the year ended December 31, 2004 increased by $24.5 million, or 102%, from the same period in 2003. The primary reasons for this increase are:

  •
  the increase in basis associated with proved oil and natural gas property values due to the going private transaction;

  •
  our acquisition of North Coast (which accounted for approximately $14.3 million of the increase for the year ended December 31, 2004), and other property acquisitions during 2003 and 2004; and

  •
  the higher sales volumes from Canadian properties for the year ended December 31, 2004 when compared to the year ended December 31, 2003.

        Our depreciation, depletion and amortization costs for the year ended December 31, 2003 increased by $5.5 million, or 29%, to $24.0 million from $18.6 million for the same period in 2002. The primary reasons for this increase are:

  •
  the increase in proved oil and natural gas property value due to the going private transaction;

  •
  our acquisitions of the Medicine River, DJ Basin, and other smaller properties as well as the additional interests in the Vinegarone properties during 2002 and 2003;

  •
  the adoption of SFAS 143, "Accounting for Asset Retirement Obligations"; and

  •
  the higher sales volumes for the year ended December 31, 2003 when compared to the year ended December 31, 2002.

        Accretion of discount on asset retirement obligations is the result of the adoption, as of January 1, 2003, of SFAS No. 143, "Accounting for Asset Retirement Obligations." This non-cash expense measures the changes in the liability for an asset retirement obligation due to the passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. See "Note 2. Summary of Significant Accounting Policies—Deferred Abandonment and Asset Retirement Obligations" of the notes to our December 31, 2004 consolidated financial statements included in this annual report.

        The following table presents our general and administrative costs for the three years ended December 31, 2002, 2003 and 2004. Results for the predecessor and successor periods in 2003 are combined as the going private transaction had no impact on the accounting for our 2003 general and administrative costs. The table also shows the changes in these amounts between years.

	Year ended December 31,			Year to year change
	2002	2003	2004	2002-2003	2003-2004
	(In thousands, except per unit and employee count)
General and administrative costs:
Gross G&A expense	$15,258	$29,175	$26,498	$13,917	$(2,677)
Operator overhead reimbursements	(2,891)	(2,489)	(2,686)	402	(197)
Capitalized acquisition, development and exploitation charges	(1,399)	(1,567)	(2,566)	(168)	(999)

Net G&A expense	$10,968	$25,119	$21,246	$14,151	$(3,873)

General and administrative expense per Mcfe	$0.48	$0.99	$0.52	$0.51	$(0.47)

Number of employees at end of period	119	132	284	13	152

        Our general and administrative costs for the year ended December 31, 2004 decreased by $3.9 million, or 15.4%, over the same period in 2003 and was primarily attributable to stock option compensation expense of approximately $9.1 million for the year ended December 31, 2003. There was no stock option compensation expense during 2004. Further, there were $1.8 million in financial advisory and other costs incurred in connection with the going private transaction for the year ended December 31, 2003. These decreases were partially offset by:

  •
  the acquisition of North Coast which increased general and administrative costs by $4.2 million for the year ended December 31, 2004 and the total number of employees from December 31, 2003, to December 31, 2004 by 152;

  •
  a net increase in salaries, benefits and other personnel related costs after the capitalization of internal costs of $2.6 million for the year ended December 31, 2004, a significant portion of which is related to compensation and bonus plans as a result of the going private transaction; and

  •
  a reduction in legal expense of approximately $550,000 in 2004 primarily due to costs incurred in 2003 for the going private transaction.

        Our general and administrative costs for the year ended December 31, 2003 increased by $14.2 million, or 130%, over the same period in 2002 and was primarily attributable to:

  •
  approximately $3.0 million in legal, financial advisory, printing and other costs that we incurred in connection with the going private transaction and to prepare and make the required regulatory filings during the year ended December 31, 2003 compared to $336,000 during the year ended December 31, 2002;

  •
  approximately $4.2 million in increased salaries, benefits and office space that resulted primarily from increased staffing needs to manage properties acquired since December 2001 as well as higher salary and bonuses for our employees; and

  •
  approximately $9.1 million in stock option compensation expense for the year ended December 31, 2003 related to the stock option plan of Addison and the buyout of employee stock options as part of the going private transaction compared to $1.4 million during 2002.

        The following table presents our interest expense for the three years ended December 31, 2002, 2003 and 2004. Results for the predecessor and successor periods in 2003 are combined as the going private transaction had no impact on the accounting for 2003 interest expense. The table also shows the changes in these amounts between years.

	Year ended December 31,			Year to year change
	2002	2003	2004	2002-2003	2003-2004
	(In thousands)
Interest expense:
7 1/4% senior notes due 2011	$—	$—	$28,638	$—	$28,638
U.S. and Canadian credit agreements	3,408	6,142	2,587	2,734	(3,555)
$50 million senior term loan	—	647	222	647	(425)
Amortization and write-off of deferred financing costs	703	655	4,201	(48)	3,546
Interest rate swaps	—	—	685	—	685
Other interest expense	—	163	99	163	(64)

Total interest expense	$4,111	$7,607	$36,432	$3,496	$28,825

        Our interest expense for the year ended December 31, 2004 increased $28.8 million from 2003. The increase is primarily due to the issuance on January 20, 2004 of $350.0 million aggregate principal amount and on April 13, 2004 of $100.0 million aggregate principal amount of 7 1/4% senior notes due

2011. Additionally, the amortization of deferred financing costs related to the senior notes and the amendment and restatement of our U.S. and Canadian credit facilities increased interest expense by $3.5 million. Amortization of deferred financing costs in 2004 includes approximately $1.7 million in costs relating to the senior term loan that was repaid in full in January 2004 and fees incurred on a bridge facility related to the North Coast acquisition. No funds were borrowed under the bridge facility. Our long-term debt balance at December 31, 2004 was $500.3 million compared to $208.0 million at December 31, 2003. As a result of the issuance of the senior notes on January 20, 2004 and April 13, 2004, our interest expense was significantly higher in 2004 than it was in 2003.

        Our interest expense for the year ended December 31, 2003 increased $3.5 million, or 104%, to $7.6 million from $4.1 million for the same period in 2002. This increase was primarily due to greater amounts of outstanding borrowings resulting from the going private transaction, our acquisitions of the Medicine River and DJ Basin properties, the acquisition of the additional interests in the Vinegarone properties, other smaller property acquisitions and borrowings for working capital needs. Our long-term debt balance at December 31, 2003 was $208.0 million compared to $97.9 million at December 31, 2002.

        Under full cost accounting rules, we must compare the amount in our full cost pools (separate pools exist for the United States and Canada) to a ceiling test limit. In calculating future net revenues for the ceiling test limit, current prices and costs are generally held constant indefinitely. As a result of lower prices for Canadian natural gas at the end of the second quarter of 2002, we had a pre-tax, non-cash write-down of our oil and natural gas properties of $17.5 million ($9.7 million after-tax) from our Canadian full cost pool. We did not have any write-downs of our full cost pools during the years ended December 31, 2003 or 2004. Due to the volatility of oil and natural gas prices, it is possible that we will incur additional non-cash ceiling test write-downs in the future.

        Periodically, we invest in the marketable securities of other companies prior to initiating discussions of potential business combinations with those companies. We consider these investments to be "available for sale", which means that unrealized gains and losses are excluded from earnings and included in other comprehensive income unless the decline in the fair value of the investment is "other than temporary." During the year ended December 31, 2002, we determined that, due to the significant decline in market value of two of our investments, the decline in the fair value of those two investments was "other than temporary" and, as a result, we recognized a non-cash pre-tax impairment expense of $1.1 million. We did not have similar impairment charges during 2003 or 2004.

        Prior to the completion of the going private transaction, we did not record any income tax benefit in the U.S. associated with losses generated in the U.S., as it was uncertain whether we would be able to utilize our net deferred tax asset. Accordingly, the tax effects of our U.S. generated losses were offset by an increase in our valuation allowance. This resulted in an overall higher effective tax rate for the 209 day period ended July 28, 2003, as we increased our U.S. valuation allowance by approximately $2.5 million.

        Effective July 29, 2003 and in conjunction with our going private transaction, the deferred tax asset valuation allowance was reduced in the purchase price allocation as EXCO (successor basis) was in a deferred tax liability position; however, we have maintained a valuation allowance of approximately $2.6 million for net operating loss carryforwards that are subject to limitations and are expected to expire before being utilized.

        Our effective tax rate for 2004 approximates 72% which is due to the following factors:

  •
  The recognition of $8.2 million in deferred tax expense in the U.S. related to the undistributed earnings of Addison, our Canadian subsidiary. We can no longer assert that our Canadian earnings will be permanently reinvested in Canada since Addison was sold in February 2005 so we provided U.S. taxes on the amount of Addison's earnings and profits as determined pursuant to U.S. federal income tax law.

  •
  Higher state taxes as a result of our acquisition of North Coast which operates in states with higher state taxes than the states in which EXCO operates.

These increases were partially offset by a reduction in deferred taxes resulting from tax legislation enacted in May 2004 in the Province of Alberta to lower its income tax rate by 1%. This resulted in a benefit of approximately $909,000.

        Our tax benefit for the 156 day period ended December 31, 2003 was impacted by the phase in of a reduced income tax rate enacted in Canada effective November 7, 2003 which allows for the deductiblity of crown royalties in the determination of federal and provincial income taxes which resulted in a deferred tax benefit of $4.9 million in the fourth quarter of 2003.

        The cumulative effect of the change in accounting principle, net of income tax, is the result of the adoption of SFAS No. 143 on January 1, 2003. In accordance with the provisions of SFAS No. 143, we recognized a $255,000 benefit from the cumulative effect of change in accounting principle, net of $696,000 of associated deferred income taxes.

Our Liquidity, Capital Resources and Capital Commitments

General

        Most of our growth has resulted from recent acquisitions and our development and exploitation program. Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining financing flexibility. In the past, we have utilized a variety of sources of capital to fund our acquisition, development and exploitation programs and to fund our operations. Our general financial strategy is to use a combination of cash flow from operations, bank financing and the sale or issuance of equity and debt securities to fund our operations, conduct development and exploitation activities and to fund acquisitions. We do not have a set budget for acquisitions as these tend to be opportunity driven. Historically, we have used the proceeds from the issuance of equity and debt securities and borrowings under our credit agreements to raise cash to fund acquisitions. Our ability to borrow from sources other than our credit agreement is subject to restrictions imposed by our lenders. In addition, our indenture governing our senior notes contains restrictions on incurring indebtedness and pledging our assets.

        On February 10, 2005, we sold Addison for approximately $442.7 million. As of March 29, 2005, we had approximately $273.3 million in cash after, among other things, the payment of taxes, payments related to the closing of several commodity price risk management contracts and the repayment of secured bank debt resulting in a nominal amount of outstanding debt under our U.S. credit agreement. The net cash proceeds may only be utilized by us in accordance with the terms of the indenture governing the senior notes. In addition, $120.6 million of these proceeds are pledged as collateral under the senior notes.

        We are evaluating a number of strategic alternatives in light of the recent sale of Addison. The strategic alternatives being evaluated include, among other things: (1) an issuance of EXCO Holdings' equity securities; (2) a leveraged recapitalization of EXCO Holdings, which would include an equity buyout; (3) a spin-off of EXCO's Appalachian properties into a master limited partnership; (4) payment of a dividend to EXCO Holdings' shareholders; or (5) no restructuring or recapitalization and retention of the cash from the sale of Addison to continue EXCO's acquisition and development program. EXCO cautions, however, that no assurance can be given that any of these strategic alternatives, or any transaction, will be pursued or, if a transaction is pursued, that it will be consummated.

        We have significantly increased the amount of our long-term debt since December 31, 2003. This increase was primarily the result of the issuance on January 20, 2004 of $350.0 million aggregate principal amount of 7 1/4% senior notes due January 15, 2011. Additionally, on April 13, 2004, we completed a private placement of an additional $100.0 million aggregate principal amount of our 7 1/4% senior notes due January 15, 2011 having the same terms and governed by the same indenture as the notes issued on January 20, 2004. The notes issued April 13, 2004 were issued at a price of 103.25% of the principal amount plus interest accrued since January 20, 2004. We used approximately $98.8 million of the proceeds from the April 2004 offering to repay substantially all of the indebtedness outstanding under our Canadian credit agreement.

        We generated operating cash flow after changes in working capital of approximately $118.6 million for the year ended December 31, 2004, of which approximately $49.7 million was attributable to Addison, which helped fund our acquisition, development and exploitation activities. At December 31, 2004, our cash and cash equivalents balance was $26.4 million, an increase of $19.1 million from December 31, 2003. On July 15, 2004 and January 18, 2005, we made interest payments on our 7 1/4% senior notes in the amount of $15.9 million and $16.3 million, respectively. Our working capital deficit at December 31, 2004 increased to $29.8 million from $13.6 million at December 31, 2003. This occurred primarily due to changes in the value of our outstanding derivative financial instruments. Since December 2003, we have entered into several derivative contracts related to the North Coast acquisition. This increase in the volume of oil and natural gas under contract along with the fact that product prices at December 31, 2004 were higher than at December 31, 2003, resulted in an increase in the fair value of our derivative financial instruments liability. See "—Commodity Price Risk Management Activities" below for a discussion of various transactions completed since December 31, 2004 with respect to our derivative contracts.

Acquisitions and Capital Expenditures

        On January 27, 2004, we completed the North Coast acquisition. We funded the North Coast acquisition from the net proceeds from the $350.0 million offering of our 7 1/4% senior notes.

        The following table presents our capital expenditures for the three years ended December 31, 2002, 2003 and 2004. Results for the predecessor and successor periods in 2003 are combined as the going private transaction had no impact on the accounting for our 2003 capital expenditures.

	Year ended December 31,
	2002	2003	2004
	(In thousands)
Capital expenditures:
Property acquisitions	$55,832	$31,448	$131,525
Acquisition of North Coast Energy, Inc., net of cash acquired	—	—	215,133
Development capital expenditures	26,022	41,139	70,000
Other	—	1,402	18,289

Total capital expenditures	$81,854	$73,989	$434,947

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

        In November and December 2004 we acquired working interests in, and became operator of, 228 oil and natural gas wells and related natural gas gathering systems in Centre and Clearfield Counties, Pennsylvania. Estimated total Proved Reserves acquired, net to our interests, include approximately 23.3 Bcf of natural gas. We believe that there are 54 additional probable and possible drilling locations on these properties. The total purchase price, before contractual adjustments, was approximately $43.4 million and was funded with borrowings under our U.S. credit agreement.

        During 2005, we have budgeted approximately $55.9 million for our development, exploitation and exploration activities in the United States. For the year ended December 31, 2004, we spent $36.8 million in the United States and $33.3 million in Canada on our exploration, development, and exploitation activities. As of December 31, 2004, we were contractually obligated to spend $4.2 million for our development and exploitation activities.

        We expect to utilize our current cash balance, cash flow from operations and available funds under our credit agreement to fund our acquisitions, capital expenditures and working capital. During 2004, we sold non-strategic oil and natural gas properties in the United States for net proceeds of approximately $51.9 million. We also plan on selling additional non-strategic assets during 2005. We also sold our claim in the Enron bankruptcy to a third party in April 2004 for net proceeds of approximately $4.7 million.

        We believe that our capital resources from existing cash balances, cash flow from operating activities and borrowing capacity under our U.S. credit facility are adequate to meet the cash requirements of our business. However, future cash flows are subject to a number of variables including production volumes and oil and natural gas prices. If cash flows decline we would be required to reduce our capital expenditure budget which in turn may affect our production in future periods. We cannot assure you that operations and other capital resources will provide cash in sufficient amounts to maintain or initiate planned levels of capital expenditures. We have experienced increased costs for tubular goods and for certain services during 2004. Further, we have encountered difficulties in contracting for drilling rigs and other services due to high demand. Currently, we do not believe that these conditions have had a significant impact upon our capital expenditures programs or our results of operations. If the conditions continue, however, projects may be delayed due to lack of services or materials or we may have to delay projects to stay within our capital budget.

7 1/4% Senior Notes Due January 15, 2011

        On January 20, 2004, we issued $350.0 million principal amount of our 7 1/4% senior notes due January 15, 2011 pursuant to Rule 144A and Regulation S under the Securities Act at a price of 100% of the principal amount. Approximately $168.3 million of the proceeds of the issuance of the senior notes was used to finance the acquisition of outstanding common stock, options and warrants of North Coast along with associated fees and expenses. Of the remaining proceeds, $113.8 million was used to repay a portion of our debt under our U.S. credit agreement, North Coast's credit facility indebtedness and accrued interest and fees, $50.1 million was used to repay in full principal and interest on our senior term loan, approximately $10.6 million was used to pay fees and costs associated with the offering, with the remainder, approximately $7.2 million, available for general working capital purposes.

        On April 13, 2004, we issued an additional $100.0 million principal amount of our 7 1/4% senior notes due January 15, 2011 pursuant to Rule 144A at a price of 103.3% of the principal amount having the same terms and governed by the same indenture as the senior notes issued on January 20, 2004. Of the total proceeds of $103.25 million, approximately $98.8 million was used to repay substantially all of our outstanding indebtedness under the Canadian credit agreement, approximately $1.2 million was used for fees and expenses associated with the offering, with the remainder, approximately $3.3 million, available for general working capital purposes.

        Interest is payable on the senior notes semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2004. The senior notes mature on January 15, 2011. Prior to January 15, 2007, we may redeem all, but not less than all, of the senior notes in cash at a redemption price equal to 100% of the principal amount of the senior notes plus a premium. We may redeem some or all of the senior notes beginning on January 15, 2007 for the redemption price set forth in the senior notes. If a change of control occurs, subject to certain conditions, we must offer holders of the senior notes an opportunity to sell us their senior notes at a purchase price of 101% of the principal amount of the senior notes, plus accrued and unpaid interest to the date of the purchase.

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

Credit Agreements

        U.S. Credit Agreement.    On January 27, 2004, our U.S. credit agreement was amended and restated to provide for borrowings up to $250.0 million with a borrowing base of $120.0 million. The amendment also provided for an extension of the U.S. credit agreement maturity date to January 27, 2007. Upon the issuance of the $100.0 million in additional 7 1/4% senior notes on April 13, 2004, the U.S. credit agreement borrowing base was reduced to $95.0 million. Effective June 28, 2004, the borrowing base was redetermined at $145.0 million. Effective October 8, 2004, the borrowing base was redetermined at $145.0 million, and will be redetermined each May 1 and November 1 thereafter. Our borrowing base is determined based on a number of factors including the impact of commodity prices. We use derivative financial instruments to lessen the impact of volatility in commodity prices. At December 31, 2004, we had $34.5 million of outstanding indebtedness, letter of credit commitments of $275,000 and approximately $110.2 million available for borrowing. Borrowings under our credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties including North Coast. At our election, interest on borrowings may be (i) the greater of the administrative agent's prime rate or the federal funds effective rate plus 0.50% plus an applicable margin or (ii) LIBOR (London InterBank Offered Rate) plus an applicable margin. At December 31, 2004, the six month LIBOR rate was 2.78%, which would result in an interest rate of approximately 4.03% on any new indebtedness we may incur under the U.S. credit agreement. At March 15, 2005, we had $1,000 of outstanding indebtedness under our U.S. credit agreement and approximately $144.7 million available for borrowing.

        Canadian Credit Agreement.    On January 27, 2004, our Canadian credit agreement was amended and restated to provide for borrowings up to $189.4 million with a borrowing base of approximately $105.0 million (Cdn. $138.6 million using the exchange rate on January 26, 2004). The amendment also provided for an extension of the Canadian credit agreement maturity date to January 27, 2007. The issuance of the $100.0 million in additional 7 1/4% senior notes on April 13, 2004 did not impact the borrowing base under the Canadian credit agreement. Effective June 28, 2004, the borrowing base was redetermined at $105.0 million (Cdn. $141.7 million using the exchange rate on June 25, 2004). Effective October 8, 2004, the borrowing base was redetermined at $105.0 million (Cdn. $132.4 million using the exchange rate on October 7, 2004). Our borrowing base was determined based on a number of factors including the impact of commodity prices. We use derivative financial instruments to lessen the impact of volatility in commodity prices. At December 31, 2004, we had approximately $12.9 million (Cdn. $15.5 million using the exchange rate on December 31, 2004) of outstanding indebtedness and approximately $92.1 million (Cdn. $110.7 million using the exchange rate on December 31, 2004) available for borrowing. Borrowings under the credit agreement were secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and natural gas properties. At our election, interest on borrowings could be (i) the Canadian prime rate plus an applicable margin or (ii) the Banker's Acceptance rate plus an applicable margin. At December 31, 2004, the six month Banker's Acceptance rate was 2.66%, which would result in an interest rate of approximately 3.91% on any new indebtedness we would have incurred under our Canadian credit agreement. On February 10, 2005, we repaid all outstanding borrowings under our Canadian credit agreement from part of the proceeds from the sale of Addison, and terminated the Canadian credit agreement.

        Financial Covenants and Ratios.    Our amended and restated U.S. credit agreement contains, and our Canadian credit agreement contained as of December 31, 2004, certain financial covenants and other restrictions which require that we:

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

        Additionally, the credit agreements contain a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur additional indebtedness, restrictions on our ability to pledge assets, and a prohibition on the payment of dividends on our common stock.

        As of December 31, 2003 and 2004, we were in compliance with the covenants contained in our U.S. and Canadian credit agreements.

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

        Dividend Restrictions.    We have not paid any cash dividends on our common stock, and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our U.S. credit agreement currently prohibits us from paying dividends on our common stock. Even if our U.S. credit agreement permitted us to pay cash dividends, we can make those payments only from our surplus (the excess of the fair value of our total assets over the sum of our liabilities plus our total paid-in share capital). In addition, we can pay cash dividends only if after paying those dividends we would be able to pay our liabilities as they become due.

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

  •
  EXCO Investors, LLC, a limited liability company formed prior to the going private transaction for the purpose of holding capital stock of EXCO Holdings, the members of which include business acquaintances of Mr. Miller, which own approximately 11% of the voting capital stock of EXCO Holdings (the vote of which shares is controlled by Mr. Miller);

  •
  affiliates of Cerberus, who own in the aggregate approximately 55% of the voting capital stock of EXCO Holdings; and

  •
  other institutional investors, who own in the aggregate approximately 18% of the voting capital stock of EXCO Holdings.

        EXCO Holdings' stepped up basis was pushed down to us in accordance with SEC Staff Accounting Bulletin No. 54. See "Note 1. The Merger" to our Consolidated Financial Statements included in this annual report. Accordingly, EXCO Holdings' investment in us is reflected as additional paid-in capital in the December 31, 2003 and 2004 consolidated balance sheets.

Derivative Financial Instruments

        We may use derivative financial instruments to manage exposure to commodity prices, foreign currency and interest rate risks. Our objectives for holding derivatives are to minimize risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Commodity Price Risk Management Activities

        Our production is generally sold at prevailing market prices. However, we periodically enter into commodity price risk management contracts for a portion of our production when market conditions are deemed favorable and oil and natural gas prices exceed our minimum internal price targets.

        Our objective in entering into commodity price risk management contracts is to manage price fluctuations and achieve a more predictable cash flow associated with our acquisition activities and borrowings under our credit agreement. These transactions limit exposure to declines in prices, but also limit the benefits we would realize if prices increase. Since December 31, 2004, we have closed several of our commodity price risk management contracts upon the payment of $67.6 million to our counterparties, of which $15.0 million was related to the sale of Addison and $52.6 million was related to our U.S. production. We also entered into new commodity price risk management contracts at higher prices. As of March 15, 2005, we had contracts in place for the volumes and prices shown in the table below. In addition, the data presented below includes contracts that have settled since January 1, 2005, related to EXCO's and North Coast's production:

		Swaps				Floors
		Gas- Mmmbtus	Average contract- $/Mmbtu	Oil-Mbbls	Average contract- $/Bbl	Gas- Mmmbtus	Average contract- $/Mmbtu
Q1	2005	2,998	$5.46	72	$32.70	261	$4.25
Q2	2005	3,777	$6.74	55	$52.84	264	$4.25
Q3	2005	3,818	$6.84	55	$52.84	267	$4.25
Q4	2005	3,818	$7.08	55	$52.84	267	$4.25
	2006	13,323	$6.78	—	—	—	—
	2007	11,680	$6.47	—	—	—	—
	2008	2,745	$4.55	—	—	—	—
	2009	1,825	$4.51	—	—	—	—
	2010	1,825	$4.51	—	—	—	—
	2011	1,825	$4.51	—	—	—	—
	2012	1,830	$4.51	—	—	—	—
	2013	1,825	$4.51	—	—	—	—

        We occasionally enter into fixed-price physical delivery contracts as well as commodity price swap derivatives to manage price risk with regard to a portion of our oil and natural gas production.

Off-Balance Sheet Arrangements

        None.

Contractual Obligations and Commercial Commitments

        The following table presents a summary of our contractual obligations at December 31, 2004 with set and determinable payments. We also have a $275,000 letter of credit that has been issued to a service provider which will expire in 2005 and is currently being canceled as a result of the sale of Addison.

	Payments Due by Period
	2005	2006-2007	2008-2009	2010 and thereafter	Total
	(In thousands)
Contractual Obligations
Long-term debt—senior notes(1)	$—	$—	$—	$450,000	$450,000
Long-term debt—credit agreements(2)	—	47,396	—	—	47,396
Derivative financial instruments(3)	27,401	22,155	3,481	1,160	54,197
Operating leases	2,843	2,715	1,496	2,319	9,373
Drilling/work commitments	4,224	—	—	—	4,224
Property acquisition agreements	18,604	—	—	—	18,604
Bonus retention program for employee stockholders	2,540	1,440	1,080	—	5,060

Total contractual cash obligations	$55,612	$73,706	$6,057	$453,479	$588,854

(1)
Our senior notes are due on January 15, 2011. The annual interest obligation on our senior notes is $32.6 million.

(2)
Our U.S. and Canadian bank credit facilities are due on January 27, 2007. With the sale of Addison on February 10, 2005, the outstanding principal balance of $72.1 million ($12.5 million of which was outstanding at December 31, 2004) on our Canadian bank credit facility was paid off and terminated and substantially all of our U.S. bank credit facility was paid down.

(3)
Derivative financial instruments represent net liabilities for oil and natural gas commodity derivatives that were valued as of December 31, 2004. The ultimate settlement amounts of our derivative financial instruments are unknown because they are subject to continuing market risk. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and "Note 11. Derivative Financial Instruments" to our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding our derivative financial instruments.

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

        The following table sets forth our oil and natural gas hedging activities as of March 15, 2005.

	Volume Mmbtus/ Bbls	Weighted Average Strike Price per Mmbtu/Bbl	Fair Value at March 15, 2005
	(In thousands, except prices and differentials)
Natural Gas:
Swaps:
Remainder of 2005	11,413	$6.89	$(6,607)
2006	13,323	6.78	(5,513)
2007	11,680	6.47	(1,821)
2008	2,745	4.55	(3,913)
2009	1,825	4.51	(1,959)
2010	1,825	4.51	(1,427)
2011	1,825	4.51	(1,015)
2012	1,830	4.51	(697)
2013	1,825	4.51	(437)

	48,291

Floor Prices:
Remainder of 2005	798	4.25	3

	798

Total Natural Gas			(23,386)

Oil:
Swaps:
Remainder of 2005	184	52.84	(438)

	184

Total Oil			(438)

Total Oil and Natural Gas			$(23,824)

        At March 15, 2005, the average forward NYMEX oil prices per Bbl for the remainder of 2005 and for calendar 2006 were $55.29 and $51.95, respectively, and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2005 and for calendar 2006 were $7.47 and $7.21, respectively.

        Realized gains or losses from the settlement of derivative financial instruments are recorded in our financial statements as increases or decreases in commodity price risk management activities. For example, using the oil swaps in place at March 15, 2005, if the settlement price exceeded the actual weighted average strike price of $52.84, then a reduction in commodity price risk management activities revenue would have been recorded for the difference between the settlement price and $52.84 multiplied by the hedged volume of 184,000 Bbls. Conversely, if the settlement price was less than $52.84, then an increase in commodity price risk management activities revenue would have been recorded for the difference between the settlement price and $52.84 multiplied by the hedged volume of 184,000 Bbls. For example, for a hedged volume of 184,000 Bbls, if the settlement price was $53.84, then commodity price risk management activities revenue would have decreased by $184,000. Conversely, if the settlement price was $51.84, commodity price risk management activities revenue would have increased by $184,000.

Interest Rate Risk

        At March 15, 2005, our exposure to interest rates related primarily to borrowings under our U.S. credit agreement and interest earned on short-term investments. The interest rate is fixed at 7 1/4% on our $450.0 million in senior notes. As of December 31, 2004, we were not using any derivatives to manage interest rate risk. Interest is payable on borrowings under our U.S. credit agreement based on a floating rate as more fully described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources". At December 31, 2004, we had $47.4 million in outstanding borrowings under our U.S. and Canadian credit agreements. The interest we pay on these borrowings is set periodically based upon market rates. A 1% change in the market value would affect interest on these borrowings by approximately $474,000 per year.

Marketable Securities Risk

        As a result of our sale of Addison, we have a substantial cash position as of March 29, 2005. In addition, we only have a nominal amount of indebtedness outstanding under our U.S. credit facility. As of March 29, 2005, we had approximately $273.3 million of cash. In compliance with the indenture governing our senior notes, we have invested our cash in short-term commercial paper having an average maturity of 30 days or in overnight funds at JPMorgan Securities Inc. The commercial paper is issued by issuers having a credit rating of A1/P1 or better. Our principal risks with respect to these investments are interest rate risk and default risk. A 1% change in market value would affect interest on these investments by approximately $2.7 million per year.

Equity Price Risk

        Our investments in marketable equity securities are recorded at market value. We consider these investments to be "available for sale", which means that unrealized gains and losses are excluded from earnings and included in other comprehensive income unless the decline in the fair value of the investments is "other than temporary". At December 31, 2004, the market value of our investments in marketable securities was $69,000. A temporary change in value of 10% would result in a $6,900 change in the market value and a corresponding adjustment to other comprehensive income of $6,900. An "other than temporary" decline in value of 10% would result in a $6,900 reduction in the market value and a corresponding non-cash pre-tax impairment expense of $6,900. As of December 31, 2004, we were not using any derivatives to manage equity price risk.

Foreign Currency Exchange Rate Risk

        Until February 10, 2005, we accounted for a significant portion of our business in Canadian dollars. We were therefore subject to foreign currency exchange rate risk on cash flows of our Canadian operations that were not denominated in Canadian dollars. A significant portion of the sales of our Canadian oil and natural gas was denominated in U.S. dollars. Foreign currency exchange gains and/or losses related to these transactions have not been significant. The borrowings under our Canadian credit facility were denominated in Canadian dollars. The asset and liability balances of our Canadian business were translated monthly using current exchange rates, with any resulting unrealized transaction gains or losses included in other comprehensive income. The unrealized foreign transaction gain for the twelve month period ended December 31, 2004 was $10.8 million. As of December 31, 2004, we were not using any derivatives to manage foreign currency exchange rate risk.

Other Market Risk

        During 2000 and through September 2001, we entered into several swap transactions with Enron North America Corp., an affiliate of Enron Corp. On December 2, 2001, Enron Corp. and other Enron related entities, including Enron North America, filed for bankruptcy under Chapter 11 of the United States Code in the United States Bankruptcy Court. We terminated our Enron hedges and discontinued hedge accounting for our Enron derivatives effective December 5, 2001. At July 29, 2003, the date of the going private transaction, we had valued our asset from Enron at $2.8 million, or approximately 20% of the value on the day we terminated our positions. This valuation was based on the low range of informal offers we received for our position with Enron and other market information. In April 2004, we sold this claim to a third party for approximately $4.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EXCO RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

Contents

Report of Independent Registered Public Accounting Firm	65
Reports of Independent Registered Public Accounting Firm	66
Consolidated Balance Sheets at December 31, 2003 and 2004	68
Consolidated Statements of Operations for the year ended December 31, 2002, the 209 day period from January 1, 2003 to July 28, 2003, the 156 day period from July 29, 2003 to December 31, 2003, and the year ended December 31, 2004	70
Consolidated Statements of Cash Flows for the year ended December 31, 2002, the 209 day period from January 1, 2003 to July 28, 2003, the 156 day period from July 29, 2003 to December 31, 2003, and the year ended December 31, 2004	71
Consolidated Statements of Changes in Shareholder's Equity for the year ended December 31, 2002, the 209 day period from January 1, 2003 to July 28, 2003, the 156 day period from July 29, 2003 to December 31, 2003, and the year ended December 31, 2004	72
Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2002, the 209 day period from January 1, 2003 to July 28, 2003, the 156 day period from July 29, 2003 to December 31, 2003, and the year ended December 31, 2004	73
Notes to Consolidated Financial Statements	74

Financial information for the periods prior to July 29, 2003, the date of our going private transaction, represents predecessor basis financial statements. See Note 1 to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
EXCO Resources, Inc.

        We have audited the accompanying consolidated statements of operations, cash flows, changes in shareholders' equity, and comprehensive income (loss) of EXCO Resources, Inc and subsidiaries for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of EXCO Resources, Inc. for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

                      /s/ ERNST & YOUNG LLP

Dallas, Texas
February 28, 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of EXCO Resources, Inc.:

        In our opinion, the accompanying consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of EXCO Resources, Inc. and its subsidiaries (Predecessor Company) for the 209 day period from January 1, 2003 to July 28, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003 and changed the manner in which it accounts for asset retirement costs.

/s/ PricewaterhouseCoopers LLP
March 18, 2004
Dallas, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of EXCO Resources, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of EXCO Resources, Inc. and its subsidiaries (Successor Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and the 156 day period from July 29, 2003 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        Subsequent to December 31, 2004 the Company sold its Canadian operating segment, see Note 17.

/s/ PricewaterhouseCoopers LLP
March 31, 2005
Dallas, Texas

EXCO RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$7,333	$26,408
Accounts receivable:
Oil and natural gas sales	13,514	32,752
Joint interest.	3,857	4,539
Interest and other	1,895	1,630
Deferred tax asset	—	3,121
Oil and natural gas derivatives	705	273
Marketable securities	818	69
Other	3,447	7,056

Total current assets	31,569	75,848

Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	9,195	22,199
Proved developed and undeveloped oil and natural gas properties	416,679	794,844
Accumulated depreciation, depletion and amortization	(11,931)	(60,449)

Oil and natural gas properties, net	413,943	756,594

Gas gathering, office and field equipment, net	1,101	27,281
Deferred financing costs, net	1,565	10,862
Oil and natural gas derivatives	204	—
Goodwill	53,346	51,416
Other assets	3,302	22

Total assets	$505,030	$922,023

See accompanying notes.

EXCO RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
	(In thousands, except share data)
Liabilities and Shareholder's Equity
Current liabilities:
Accounts payable and accrued liabilities	$24,946	$42,871
Accrued interest payable	362	14,959
Revenues and royalties payable	3,350	8,641
Income taxes payable	3,726	8,665
Deferred income taxes	—	710
Current portion of asset retirement obligations	—	2,418
Oil and natural gas derivatives	12,804	27,431

Total current liabilities	45,188	105,695

Long-term debt	207,951	47,396
7 1/4% senior notes due 2011	—	452,953
Asset retirement obligations and other long-term liabilities	18,343	26,330
Deferred income taxes	45,899	59,102
Oil and natural gas derivatives	3,780	26,796
Commitments and contingencies	—	—
Shareholder's equity:
Common stock, $.01 par value: Authorized shares—100,000; Issued and outstanding shares—1,000 at December 31, 2003 and 2004	1	1
Additional paid-in capital	—	—
Capital contributed by EXCO Holdings Inc.	172,045	172,045
Retained earnings	4,177	10,338
Accumulated other comprehensive income:
Foreign currency translation adjustments	7,680	21,384
Unrealized loss on equity investments	(34)	(17)

Total shareholder's equity	183,869	203,751

Total liabilities and shareholder's equity	$505,030	$922,023

See accompanying notes.

EXCO RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor		Successor
	Year ended December 31, 2002	For the 209 Day Period From January 1, 2003 to July 28, 2003	For the 156 Day Period From July 29, 2003 to December 31, 2003	Year ended December 31, 2004
	(In thousands, except per share amounts)
Revenues and other income:
Oil and natural gas	$66,446	$61,416	$46,133	$236,754
Commodity price risk management activities	—	—	(11,160)	(71,891)
Other income (loss)	6,657	(1,033)	239	13,147

Total revenues and other income	73,103	60,383	35,212	178,010

Cost and expenses:
Oil and natural gas production	29,223	19,793	14,524	48,475
Depreciation, depletion and amortization	17,855	11,476	11,903	48,534
Accretion of discount on asset retirement obligations	—	737	528	1,678
General and administrative	10,968	19,272	5,847	21,246
Interest	4,111	3,527	4,080	36,432
Impairment of oil and natural gas properties	17,459	—	—	—
Impairment of marketable securities	1,136	—	—	—

Total cost and expenses	80,752	54,805	36,882	156,365

Income (loss) before income taxes	(7,649)	5,578	(1,670)	21,645
Income tax expense (benefit)	(6,682)	4,801	(5,847)	15,484

Income (loss) before cumulative effect of change in accounting principle	(967)	777	4,177	6,161
Cumulative effect of change in accounting principle, net of income taxes of $696,000	—	255	—	—

Net income (loss)	(967)	1,032	$4,177	$6,161

Dividends on preferred stock	5,256	2,620

Loss on common stock	$(6,223)	$(1,588)

Basic loss per share	$(0.88)	$(0.20)

Diluted loss per share	$(0.88)	$(0.20)

Weighted average number of common and common equivalent shares outstanding:
Basic	7,061	8,084

Diluted	7,061	8,084

See accompanying notes.

EXCO RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor		Successor
	Year ended December 31, 2002	For the 209 Day Period From January 1, 2003 to July 28, 2003	For the 156 Day Period From July 29, 2003 to December 31, 2003	Year ended December 31, 2004
	(In thousands)
Operating Activities:
Net income (loss)	$(967)	$1,032	$4,177	$6,161
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	17,855	11,476	11,903	48,534
Stock option compensation expense	—	9,020	—	—
Accretion of discount on asset retirement obligations	—	737	528	1,678
Non-cash change in fair value of derivatives	—	—	5,783	35,949
Cumulative effect of change in accounting principle, net of income tax	—	(255)	—	—
Deferred income taxes	(4,011)	2,710	(7,141)	8,367
Amortization of deferred financing costs	703	546	109	3,905
Proceeds from sale of Enron claim	—	—	—	4,750
Foreign currency transaction gain	—	—	—	(10,781)
Impairment of oil and natural gas properties	17,459	—	—	—
Impairment of marketable securities	1,136	—	—	—
Income from derivative ineffectiveness and terminated hedges	(6,291)	(187)	—	—
(Gains) losses from sales of marketable securities	—	(245)	30	(14)
Other, net	444	205	(11)	—
Effect of changes in:
Accounts receivable	(7,562)	(296)	5,975	(7,968)
Other current assets	1,310	(1,573)	(1,160)	(1,661)
Accounts payable and other current liabilities	11,584	(2,752)	1,527	29,713

Net cash provided by operating activities	31,660	20,418	21,720	118,633

Investing Activities:
Acquisition of North Coast Energy, Inc. less cash acquired	—	—	—	(215,133)
Additions to oil and natural gas properties, gathering systems and equipment	(81,854)	(29,773)	(44,216)	(219,814)
Proceeds from disposition of property and equipment	5,089	6,020	2,303	51,865
Advances/investments with affiliates	—	—	1,995	146
Proceeds from sales of marketable securities	—	422	1,393	1,296
Other investing activities	(172)	(189)	(3)	315

Net cash used in investing activities	(76,937)	(23,520)	(38,528)	(381,325)

Financing Activities:
Proceeds from long-term debt	70,356	46,337	73,700	564,793
Payments on long-term debt	(17,910)	(22,599)	(57,075)	(267,859)
Proceeds from exercise of stock options	1,027	12,737	—	—
Purchase of common stock from employees in connection with the merger	—	(17,874)	—	—
Purchase of director and employee stock options in connection with the merger	—	(3,567)	—	—
Payment of fees and expenses in connection with the merger	—	(563)	—	—
Principal and interest on notes receivable-employees	944	—	—	—
Purchases of treasury stock	(2,802)	—	—	—
Issuance of treasury stock	120	—	—	—
Preferred stock dividends	(5,256)	(2,620)	—	—
Deferred financing costs	(551)	(2,041)	(1,662)	(13,482)
Other financing activities	—	172	1	—

Net cash provided by financing activities	45,928	9,982	14,964	283,452

Net increase (decrease) in cash	651	6,880	(1,844)	20,760
Effect of exchange rates on cash and cash equivalents	(565)	58	297	(1,685)
Cash at beginning of period	1,856	1,942	8,880	7,333

Cash at end of period	$1,942	$8,880	$7,333	$26,408

Supplemental Cash Flow Information:
Interest paid	$3,520	$2,931	$3,645	$19,008

Income taxes paid	$—	$245	$322	$3,464

See accompanying notes.

EXCO RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

	Predecessor				Successor
	For the year ended December 31, 2002		For the 209 day period ended July 28, 2003		For the 156 day period ended December 31, 2003		For the year ended December 31, 2004
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount
	(In thousands)
5% Preferred shares
Balance at beginning of the period	5,005	$101,175	5,005	$101,175
Issuance of 5% preferred stock	—	—	—	—
Conversion of 5% preferred stock	—	—	(5,005)	(101,175)

Balance at end of period	5,005	$101,175	—	$—

Common stock
Balance at beginning of the period	7,173	$143	7,263	$145	1	$1	1	$1
Exercise of stock options and warrants	90	2	1,133	23	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—	—
Conversion of 5% preferred stock	—	—	5,005	100	—	—	—	—

Balance at end of period	7,263	$145	13,401	$268	1	$1	1	$1

Additional paid-in capital
Balance at beginning of the period		$51,138		$53,107
Exercise of stock options and warrants		1,025		12,716
Issuance of restricted stock		—		—
Realization of deferred tax asset		—		—
Deferred compensation		944		(594)
Conversion of 5% preferred stock		—		101,074

Balance at end of period		$53,107		$166,303

Capital contributed by EXCO Holdings Inc.
Balance at beginning of the period		$—		$—		$—		$172,045
Capital contributed by parent		—		—		172,045		—

Balance at end of period		$—		$—		$172,045		$172,045

Deferred compensation
Balance at beginning of the period		$—		$(705)
Stock based compensation expense		239		—
Deferred compensation		(944)		705

Balance at end of period		$(705)		$—

Notes receivable-Officers and employees
Balance at beginning of the period		$(1,117)		$(173)
Principal and interest payments		1,007		173
Notes issued by officers and employees		(63)		—

Balance at end of period		$(173)		$—

Retained earnings (deficit)
Balance at beginning of the period		$(38,191)		$(44,399)		$—		$4,177
Net income (loss)		(967)		1,032		4,177		6,161
Dividends on preferred shares		(5,256)		(2,620)		—		—
Purchase of treasury stock		15		—		—		—

Balance at end of period		$(44,399)		$(45,987)		$4,177		$10,338

Treasury stock
Balance at beginning of the period		$(865)		$(3,562)
Purchase of treasury stock		(2,802)		(17,874)
Issuance of treasury stock		105		—

Balance at end of period		$(3,562)		$(21,436)

Accumulated other comprehensive income (loss)
Balance at beginning of the period		$8,096		$(5,704)		$—		$7,646
Foreign currency translation adjustments		708		2,791		7,680		13,704
Equity investments		258		590		(34)		17
Hedging activities		(14,766)		(1,602)		—		—

Balance at end of period		$(5,704)		$(3,925)		$7,646		$21,367

Total shareholder's equity
Balance at beginning of period		$120,379		$99,884		$95,223		$183,869

Balance at end of period		$99,884		$95,223		$183,869		$203,751

See accompanying notes.

EXCO RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Predecessor		Successor
	Year ended December 31, 2002	For the 209 Day Period From January 1, 2003 to July 28, 2003	For the 156 Day Period From July 29, 2003 to December 31, 2003	Year ended December 31, 2004
	(In thousands)
Net income (loss)	$(967)	$1,032	$4,177	$6,161
Other comprehensive income (loss):
Hedging activities:
Effective changes in fair value	(15,987)	14,701	—	—
Reclassification adjustments for settled contracts	8,197	(14,540)	—	—
Amortization of terminated contracts	(6,976)	(1,763)	—	—

Total hedging activities	(14,766)	(1,602)	—	—
Foreign currency translation adjustment	708	2,791	7,680	13,704
Reclassification adjustment for impairment of marketable securities	1,136	—	—	—
Unrealized gain (loss) on equity investments	(878)	590	(34)	17

Total comprehensive income (loss)	$(14,767)	$2,811	$11,823	$19,882

See accompanying notes.

EXCO RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Merger

        On July 29, 2003, pursuant to an Agreement and Plan of Merger, ER Acquisition, Inc., a Texas corporation, and a wholly-owned subsidiary of EXCO Holdings Inc., a Delaware corporation, was merged into EXCO Resources, Inc. (EXCO). EXCO Holdings Inc. (Holdings or our parent) was formed by our chairman and chief executive officer, Douglas H. Miller, and his buying group for the purpose of entering into the merger agreement. The holders of EXCO's common stock, other than Holdings and its subsidiaries, received cash of $18.00 per share. The buyout was funded with borrowings from EXCO's existing credit facilities of approximately $53.6 million and approximately $172.0 million of equity. The equity capital for Holdings was provided by:

  •
  Cerberus Capital Management, L.P., or Cerberus, an investment management firm—$106.5 million in cash;

  •
  other institutional investors—$34.3 million in cash;

  •
  certain members of EXCO's management—$10.5 million in cash and the contribution of EXCO shares; and

  •
  other institutional and other investors—$20.7 million in cash and the contribution of EXCO shares.

        Upon completion of the merger transaction, EXCO's common stock was delisted from trading on the NASDAQ National Market or any other exchange and EXCO's common stock registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934 was terminated. Accordingly, earnings per share data is not shown for any of the periods subsequent to July 28, 2003.

        The total purchase price for EXCO was $353.5 million representing the purchase of all outstanding common stock and stock options including the amounts contributed to Holdings by management and key employees and other investors, and liabilities assumed as detailed below and has been allocated as follows (dollars in thousands):

Purchase Price Calculations:
Payments for tendered shares including options	$195,327
Value of EXCO shares contributed by management	8,429
Value of EXCO shares contributed by other investors	17,966
Assumption of debt	130,003
Merger related costs	1,819

Total EXCO acquisition costs	$353,544

Allocation of purchase price:
Oil and natural gas properties—proved	$358,111
Oil and natural gas properties—unproved	9,967
Goodwill	51,120
Other property and equipment and other assets	3,678
Current assets	36,705
Deferred income taxes(1)	(50,733)
Accounts payable and accrued expenses	(37,757)
Asset retirement obligations	(15,744)
Fair value of oil and natural gas derivatives	(1,803)

Total allocation	$353,544

(1)
Represents deferred income taxes recorded at the date of the merger due to differences between the book basis and the tax basis of assets. For book purposes, we had a step-up in basis related to purchase accounting while our existing tax basis carried over.

        As a result of the change in control, generally accepted accounting principles (GAAP) requires the acquisition by Holdings to be accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". GAAP requires the application of "push down accounting" in situations where the ownership of an entity has changed, meaning that the post-transaction financial statements of the acquired entity (i.e. EXCO) reflect the new basis of accounting in accordance with Staff Accounting Bulletin No. 54 (SAB 54). Accordingly, the financial statements for periods subsequent to July 28, 2003, reflect Holdings' stepped-up basis resulting from the acquisition that has been pushed down to us. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon the respective estimated fair values at July 29, 2003 (date of acquisition). Carryover basis accounting applies for tax purposes. All financial information presented prior to July 29, 2003 represents predecessor basis of accounting.

        The purchase price allocation resulted in $51.1 million of goodwill, $24.2 million in the EXCO operating segment and $26.9 million in the Canadian geographic operating segment. None of the goodwill is deductible for income tax purposes. Furthermore, in accordance with SFAS No. 142, "Goodwill and Intangible Assets", goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, are performed at the end of our fourth quarter. Losses, if any, resulting from impairment tests will be reflected in operating income in the statement of operations. In a recent letter to oil and natural gas companies, the SEC has provided guidance concerning the treatment of goodwill in situations when a company sells less than 25% of its proved oil and natural gas reserves in a cost pool. The guidance indicates that such dispositions may trigger a need to evaluate goodwill for impairment under SFAS No. 142. As a result of this guidance, beginning January 1, 2005, we no longer reduce the balance of goodwill for property dispositions of less than 25% of our oil and natural gas reserves unless there is an indication that our goodwill is impaired as a result of the sale.

        The following table reflects our balances for goodwill as of July 29, 2003, December 31, 2003 and December 31, 2004:

	EXCO	Addison	Total
	(In thousands)
Balance as of July 29, 2003	$24,218	$26,902	$51,120
Activity during the 156 day period from July 29, 2003 to December 31, 2003:
Effect of foreign currency conversions	—	2,226	2,226

Balance as of December 31, 2003	24,218	29,128	53,346
Activity during the year ended December 31, 2004:
Sales of oil and natural gas properties	(2,954)	—	(2,954)
Sale of the Enron claim	(1,280)	—	(1,280)
Effect of foreign currency conversions	—	2,304	2,304

Balance as of December 31, 2004	$19,984	$31,432	$51,416

Pro Forma Results of Operations

        The following table reflects the pro forma results of operations as though the merger had been consummated at the beginning of each respective period.

	Year Ended December 31, 2002	Year Ended December 31, 2003
	(In thousands, unaudited)
Revenues and other income.	$73,103	$95,595
Income (loss) before cumulative effect of change in accounting principle	(9,519)	10,169
Net income (loss)	(9,519)	10,424
Basic loss per share	$(1.35)	N/A
Diluted loss per share	$(1.35)	N/A

2. Summary of Significant Accounting Policies

Organization

        EXCO Resources, Inc., (the Company), a Texas corporation, was formed in October 1955 and became a wholly-owned subsidiary of Holdings on July 29, 2003 pursuant to the merger transaction described in Note 1 above. Our operations consist primarily of acquiring interests in producing oil and natural gas properties located in the continental United States and Canada. We also act as the operator of some of these properties and receive overhead reimbursement fees as a result.

Principles of Consolidation

        The accompanying consolidated balance sheets as of December 31, 2003 and 2004 and the results of operations, cash flows and comprehensive income for the 156 day period from July 29, 2003 to December 31, 2003 and for the year ended December 31, 2004 are for EXCO and its subsidiaries and represent the stepped up successor basis of accounting (New EXCO).

        The accompanying consolidated statements of operations, cash flows and comprehensive income for the year ended December 31, 2002 and for the 209 day period from January 1, 2003 to July 28, 2003 are for EXCO and its subsidiaries and represent the predecessor basis of accounting (Old EXCO).

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

        We have evaluated our investment policies in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and determined that all of our investment securities, other than cash equivalents, are to be classified as available for sale. Available for sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income. Realized gains and losses are included in other income on the consolidated statement of operations. Declines in value that are considered to be "other than temporary" on available for sale securities are shown separately on the consolidated statement of operations. Realized gains and losses are determined using the first-in, first-out method.

Concentration of Credit Risk and Accounts Receivable

        Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, trade receivables and our derivative financial instruments. We place our cash with high credit quality financial institutions. We sell oil and natural gas to various customers. In addition, we participate with other parties in the drilling, completion and operation of oil and natural gas wells. The majority of our accounts receivable are due from either purchasers of oil, natural gas or NGLs or participants in oil and natural gas wells for which we serve as the operator. Generally, operators of oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells. Oil, natural gas and NGL sales are generally unsecured. We have provided for credit losses in the financial statements and these losses have been within management's expectations. The allowance for doubtful accounts receivable aggregated $198,000 and $1.5 million at December 31, 2003 and 2004, respectively. We place our derivative financial instruments with financial institutions and other firms that we believe have high credit ratings. For a discussion of the credit risks associated with our commodity price risk management activities, please see "Note 11. Derivative Financial Instruments."

Derivative Financial Instruments

        We engage in commodity price risk management activities to protect against commodity price fluctuations and in connection with the incurrence of debt related to our acquisition activities. In conjunction with the incurrence of debt related to our acquisition activities, our objective in entering into these commodity price risk management transactions is to manage price fluctuations and achieve a more predictable cash flow for our development and acquisition activities. These derivatives are not held for trading purposes.

        Prior to July 28, 2003, Old EXCO's derivative financial instruments were designated as cash flow hedges under adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." On the date the derivative contract was entered into, it designated the derivative as a hedge. Changes in the fair value of a derivative that were highly effective as a cash flow hedge were recorded in other comprehensive income, until earnings were affected by the variability of cash flows.

        Old EXCO formally documented all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process included linking all derivatives that were designated as cash flow hedges to forecasted transactions. Old EXCO also formally assessed, both at the hedge's inception and on an ongoing basis, whether the derivatives that were used in hedging transactions were highly effective in offsetting changes in cash flows of hedged items. When it was determined that a derivative was not highly effective as a hedge or that it has ceased to be a highly effective hedge, Old EXCO discontinued hedge accounting prospectively, as discussed below.

        Old EXCO discontinued hedge accounting prospectively when: (1) it was determined that the derivative was no longer highly effective in offsetting changes in cash flows of a hedged item; (2) the derivative expired or was sold, terminated or exercised; (3) the derivative was not designated as a hedge instrument, because it was unlikely that a forecasted transaction would occur; or (4) management determined that designation of the derivative as a hedge instrument was no longer appropriate.

        Effective as of November 30, 2001, Old EXCO ceased hedge accounting for its hedge transactions then in place with Enron North America Corp., the counterparty to its swap agreements, due to Enron North America's bankruptcy filing. See "Note 11. Derivative Financial Instruments" for a discussion of these derivative transactions.

        Effective July 29, 2003, in connection with the going private transaction, we discontinued hedge accounting for all existing derivatives. Currently, we do not designate derivative transactions as hedges for accounting purposes; accordingly, all derivatives are recorded at fair value on our consolidated balance sheet and changes in the fair value of derivative financial instruments including interest rate swaps are recognized currently in our consolidated statement of operations. We do continue to designate derivative financial instruments as hedges for income tax purposes.

        For the year ended December 31, 2002 and for the 209 day period from January 1, 2003 to July 28, 2003, Old EXCO recorded as other income in the statement of operations, a loss of $886,000 and a loss of $2.5 million, respectively, from hedge ineffectiveness. For the year ended December 31, 2002 and for the 209 day period from January 1, 2003 to July 28, 2003, Old EXCO also recorded as other income in the statement of operations $7.0 million and $1.8 million, respectively, from derivative transactions for which hedge accounting was discontinued.

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

        Unproved oil and natural gas properties are excluded from the calculation of depreciation, depletion and amortization until it is determined whether or not Proved Reserves can be assigned to such properties. At December 31, 2003 and 2004, the $9.2 million and $22.2 million, respectively, in unproved oil and natural gas properties resulted from the allocation of the estimated fair value of undeveloped acreage and possible and probable reserves. We assess our unproved oil and natural gas properties for impairment on a quarterly basis.

        Depreciation, depletion and amortization of evaluated oil and natural gas properties is calculated separately for the United States and Canadian full cost pools using the unit-of-production method based on total Proved Reserves, as determined by independent petroleum reservoir engineers.

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

        The calculation of the ceiling test is based upon estimates of Proved Reserves. There are numerous uncertainties inherent in estimating quantities of Proved Reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

        As a result of lower prices for Canadian natural gas at June 30, 2002, Old EXCO had a pre-tax non-cash ceiling test write-down of our oil and natural gas properties during the second quarter of 2002 of $17.5 million ($9.7 million after-tax) from the Canadian full cost pool.

        In September 2004, the SEC issued Staff Accounting Bulletin No. 106 (SAB 106), which clarifies the calculation of the full cost ceiling and depreciation, depletion, and amortization of oil and natural gas properties in conjunction with accounting for asset retirement obligations under SFAS No. 143. The guidance in SAB 106 will not have a significant impact on our Consolidated Financial Statements.

Gas Gathering, Office and Field Equipment

        Gas gathering, office and field equipment are capitalized at cost and depreciated on a straight line basis over their estimated useful lives.

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

Deferred Abandonment and Asset Retirement Obligations

        Prior to 2003, Old EXCO provided for future site restoration costs on its Canadian oil and natural gas properties based upon management's estimates. The costs were being recognized over the remaining life of Proved Reserves by a charge to depreciation, depletion and amortization in the statement of operations with a related increase in the non-current deferred abandonment liability. Actual expenditures for site restoration were charged to deferred abandonment liability when incurred. Old EXCO did not provide for site restoration costs on its United States properties as it estimated that salvage values would exceed the asset retirement costs.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Old EXCO adopted the new rules on asset retirement obligations on January 1, 2003, for both its U.S. and Canadian operations. Application of the new rules resulted in an increase in net proved developed and undeveloped oil and natural gas properties of approximately $11.4 million, recognition of an asset retirement obligation liability of approximately $10.4 million, an increase in deferred income tax liability of approximately $696,000, and a cumulative effect of adoption that increased net income and stockholder's equity by approximately $255,000. The increase in net income resulting from the cumulative effect of the change in accounting principle increased basic and diluted earnings per share by $0.03 for the 209 day period from January 1 to July 28, 2003.

        The following pro forma data summarizes our net income as if the provisions of SFAS 143 had been applied as of January 1, 2002:

Year Ended December 31, 2002
Net income (loss), as reported	$(967)
Pro forma adjustments to reflect adoption of SFAS 143	21
Pro forma net income (loss)	$(946)

        The following is a reconciliation of our asset retirement obligations at December 31, 2004 (in thousands of dollars):

Deferred abandonment costs at December 31, 2002	$2,176
Cumulative effect of change in accounting principle	10,433

Asset retirement obligation as of January 1, 2003	12,609
Activity during the 209 day period from January 1, 2003 to July 28, 2003:
Liabilities incurred or assumed during period	239
Liabilities settled during period	(625)
Accretion of discount	737
Effect of foreign currency conversions	786

Asset retirement obligation at July 28, 2003	13,746
Adjustment to liability due to purchase of EXCO by Holdings, timing and other	1,998
Activity during the 156 day period from July 29, 2003 to December 31, 2003:
Liabilities incurred or assumed during period	1,028
Liabilities settled during period	(334)
Accretion of discount	528
Effect of foreign currency conversions	776

Asset retirement obligation at December 31, 2003	17,742
Activity during the year ended December 31, 2004:
Liabilities incurred or assumed during period	10,851
Liabilities settled during period	(3,326)
Accretion of discount	1,678
Effect of foreign currency conversions	1,098

Asset retirement obligation as of December 31, 2004	28,043
Less current portion	2,418

Long-term portion	$25,625

        We have no assets that are legally restricted for purposes of settling asset retirement obligations.

Revenue Recognition and Gas Imbalances

        We use the sales method of accounting for oil and natural gas revenues. Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers. Gas imbalances at December 31, 2003 and 2004 were not significant; however, we have recorded a liability of $92,000 at December 31, 2003, for those wells where there were insufficient reserves to retire the imbalance. There was no liability recorded at December 31, 2004.

Capitalization of Internal Costs

        We capitalize as part of our proved developed oil and natural gas properties a portion of salaries paid to employees who are directly involved in the acquisition and exploitation of oil and natural gas properties. During the year ended December 31, 2002, the 209 day period from January 1, 2003 to July 28, 2003, the 156 day period from July 29, 2003 to December 31, 2003, and the year ended December 31, 2004, we have capitalized $1.1 million, $760,000, $807,000, and $2.6 million, respectively.

Overhead Reimbursement Fees

        We have classified fees from overhead charges billed to working interest owners, including ourselves, of $2.9 million, $1.4 million, $1.1 million and $2.7 million for the year ended December 31, 2002, the 209 day period from January 1, 2003 to July 28, 2003, the 156 day period from July 29, 2003 to December 31, 2003, and the year ended December 31, 2004, respectively, as a reduction of general and administrative expenses in the accompanying statements of operations. Our share of these charges was $1.8 million, $1.1 million, $830,000 and $2.2 million for the year ended December 31, 2002, for the 209 day period from January 1, 2003 to July 28, 2003, the 156 day period from July 29, 2003 to December 31, 2003, and the year ended December 31, 2004, respectively, and are classified as oil and natural gas production costs.

Income Taxes

        Income taxes are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at year-end. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

Earnings Per Share

        SFAS No. 128, "Earnings per Share," required Old EXCO to present two calculations of earnings per common share for the year ended December 31, 2002 and for the 209 day period from January 1, 2003 to July 28, 2003. Basic earnings per common share equals net income less preferred stock dividends divided by weighted average common shares outstanding during the period. Diluted earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus any dilutive common stock equivalents assumed to be issued. Common stock equivalents are shares assumed to be issued if (1) outstanding stock options or warrants were in-the-money and exercised, and (2) the outstanding 5% convertible preferred stock was converted to common stock.

        Since Old EXCO reported a net loss for the year ended December 31, 2002, its common stock equivalents are considered to be anti-dilutive and are not considered in the earnings per share calculation. For the year ended December 31, 2002, employee and director stock options, and the 5% convertible preferred stock would have increased the weighted average number of shares outstanding by approximately 467,000 shares and 5,004,869 shares, respectively. For the 209 day period from January 1, 2003 to July 28, 2003, the common stock equivalents of employee and director stock options and the 5% convertible preferred stock, which would have increased the weighted average number of shares outstanding by approximately 535,000 shares and 4,363,000 shares, respectively, are considered to be anti-dilutive and are not considered in the earnings per share calculation.

        Earnings per share subsequent to July 28, 2003 (after the going private transaction) are not presented since we are wholly-owned by Holdings, our parent.

Stock Options and Benefit Plan

        SFAS No. 123, "Accounting for Stock—Based Compensation" defines a fair value based method of accounting for employee stock compensation plans, but allows for the continuation of the intrinsic value based method of accounting to measure compensation cost prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). For companies electing not to change their accounting, SFAS 123 requires pro forma disclosures of earnings and earnings per share as if the change in accounting provision of SFAS 123 has been adopted.

        Old EXCO elected to continue to utilize the accounting method prescribed by APB 25, under which no compensation cost was recognized, and adopted the disclosure requirements of SFAS 123. As a result, SFAS 123 had no effect on Old EXCO's financial condition or results of operations at December 31, 2002 and the year then ended and for the 209 day period from January 1, 2003 to July 28, 2003. Stock based compensation expense reflected in the table below for the year ended December 31, 2002 and for the 209 day period from January 1, 2003 to July 28, 2003, is a result of options issued under Old EXCO's 1998 Stock Option Plan that were issued subject to shareholders' approval and options that were issued to the management and key employees of Addison. See "Note 7. Stock Transactions" for a further description of these stock options.

        Had compensation costs for these plans been determined consistent with SFAS No. 123, Old EXCO's net income (loss) and earnings per share (EPS) would have been adjusted to the following pro forma amounts:

		December 31, 2002			For the 209 Day Period From January 1, 2003 to July 28, 2003
(In thousands, except per share amounts)
Stock based compensation expense (net of taxes)	As Reported Pro Forma	$ $	991 2,487		$ $	6,969 2,578
Net income (loss)	As Reported Pro Forma	$ $	(967 (2,463	) )	$ $	1,032 5,423
Basic EPS	As Reported Pro Forma	$ $	(0.88 (1.09	) )	$ $	(0.20 0.35)
Diluted EPS	As Reported Pro Forma	$ $	(0.88 (1.09	) )	$ $	(0.20 0.33)

        We sponsor a 401(k) plan for our U.S. employees and match up to 100% of employee contributions based on years of service with us. Our matching contributions of $151,000, $155,000,

$59,000, and $404,000 for the year ended December 31, 2002, for the 209 day period from January 1, 2003 to July 28, 2003, for the 156 day period from July 29, 2003 to December 31, 2003, and for the year ended December 31, 2004, respectively, have been included as general and administrative expense.

        Certain of our employees have been granted Holdings stock options under Holdings' 2004 Long-Term Incentive Plan (the Holdings Plan). The Holdings Plan provides for grants of stock options that can be exercised for Class A common shares of Holdings. The stock options vest upon the earlier of a change in control of EXCO Holdings, the consummation of an initial public offering or three years from the date of grant, and expire ten years after the date of grant. Holdings has reserved 12,962,968 shares of its Class A common stock for issuance upon the exercise of stock options. As of December 31, 2004, options for 8,801,354 shares of common stock have been granted by Holdings.

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

        Under the minimum value method as prescribed under SFAS 123, no compensation expense was incurred during the year ended December 31, 2004 from the granting of these stock options and as such, no pro forma disclosure is required.

        On December 16, 2004, FASB issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No.123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in our consolidated statements of operations based on their estimated fair values. Pro forma disclosure is no longer an alternative.

        SFAS No. 123(R) must be adopted no later than July 1, 2005 and permits public companies to adopt its requirements using one of two methods:

  •
  A "modified prospective" method in which compensation cost is recognized based on the requirements of SFAS No. 123(R) for all share-based payments granted prior to the effective date of SFAS No. 123(R) that remain unvested on the adoption date.

  •
  A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures.

        As permitted by SFAS No.123, we currently account for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations. As such, we generally do not recognize compensation expense associated with employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method could have a significant impact on our future results of operations, although it will have no impact on our overall financial position. We currently plan to adopt the provisions of SFAS No. 123(R), but we have not completed evaluating the impact the adoption of SFAS No. 123(R) will have on our future results of operations.

Foreign Currency Translation

        Addison, our Canadian wholly-owned subsidiary, entered into a long-term note agreement with a U.S. subsidiary of EXCO in the amount of $98.8 million. Addison used the proceeds of this borrowing to repay virtually all of its outstanding indebtedness under its Canadian credit agreement in April 2004. The indebtedness is repayable in U.S. dollars on January 15, 2011 or upon the sale of substantially all of its oil and natural gas properties. It bears interest at 7 1/4% per annum and contains similar terms and conditions to EXCO's 7 1/4% senior notes due January 15, 2011 (see "Note 5. Issuance of Senior Notes and the Acquisition of North Coast Energy, Inc."). Under the provisions of SFAS No. 52—"Foreign Currency Translation", Addison is required to recognize any foreign transaction gains or losses in its statement of operations when translating this liability from U.S. dollars to Canadian dollars. Gain or loss recognized by Addison is not eliminated when preparing EXCO's consolidated statement of operations. As a result, we have recorded a non-cash foreign currency transaction gain of $10.8 million during the year ended December 31, 2004. This amount is included in other income in the accompanying consolidated statements of operations.

Reclassified Prior Year Amounts

        Certain prior year amounts have been reclassified to conform to current year presentation.

3. Marketable Securities

        Marketable securities at December 31, 2003 and 2004, are common stock investments in public corporations, which are classified as available for sale securities. At December 31, 2003, our cost basis of marketable securities was $784,000 while the aggregate fair value was $818,000. At December 31, 2004, our cost basis of marketable securities was $37,000 while the aggregate fair value was $69,000.

        In May 2004, we received common stock of a public corporation valued at approximately $500,000 as a portion of the proceeds from the sale of oil and natural gas properties. We sold all of these shares in September 2004 for approximately $515,000.

        At December 31, 2004, we had gross unrealized holding gains from available for sale securities of $32,000. Investment income is presented in the following table:

	December 31, 2002	For the 209 Day Period From January 1, 2003 to July 28, 2003	For the 156 Day Period From July 29, 2003 to December 31, 2003	December 31, 2004
Gross proceeds from sales of marketable securities	$—	$442	$1,393	$1,296
Gross realized gains from sales of marketable securities	—	245	—	14
Gross realized losses from sales of marketable securities	(1)	—	(30)	—
Unrealized net gain (loss) included in other comprehensive income	(878)	590	(34)	17
Impairment of marketable securities	1,136	—	—	—

4. Long-Term Debt

        Long-term debt is summarized as follows:

	December 31,
	2003	2004
	(In thousands)
Notes payable	$157,951	$47,396
Senior term loan	50,000	—
7 1/4% senior notes due 2011	—	452,953
Less current maturities	—	—

Long-term debt	$207,951	$500,349

Credit Agreements

        U.S. Credit Agreement.    On January 27, 2004, our U.S. credit agreement was amended and restated to provide for borrowings up to $250.0 million with a borrowing base of $120.0 million. The amendment also provided for an extension of the U.S. credit agreement maturity date to January 27, 2007. Upon the issuance of the $100.0 million in additional 7 1/4% senior notes on April 13, 2004, the U.S. credit agreement borrowing base was reduced to $95.0 million. (See "Note 5. Issuance of Senior Notes and the Acquisition of North Coast Energy, Inc."). Effective June 28, 2004, the borrowing base was redetermined at $145.0 million. Effective October 8, 2004, the borrowing base was redetermined at $145.0 million, and will be redetermined each May 1 and November 1 thereafter. Our borrowing base is determined based on a number of factors including commodity prices. We use derivative financial instruments to lessen the impact of volatility in commodity prices. At December 31, 2004, we had $34.5 million of outstanding indebtedness and letter of credit commitments of $275,000 and approximately $110.2 million available for borrowing. Borrowings under our amended and restated credit agreement are secured by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties including North Coast. At our election, interest on borrowings may be (i) the greater of the administrative agent's prime rate or the federal funds effective rate plus .50% plus an applicable margin or (ii) LIBOR (London InterBank Offered Rate) plus an applicable margin. At December 31, 2004, the six month LIBOR rate was 2.78%, which would result in an interest rate of approximately 4.03% on any new indebtedness we may incur under the U.S. credit agreement.

        Canadian Credit Agreement.    On January 27, 2004, our Canadian credit agreement was amended and restated to provide for borrowings up to $189.4 million with a borrowing base of approximately $105.0 million (Cdn. $138.6 million using the exchange rate on January 26, 2004). The amendment also provided for an extension of the Canadian credit agreement maturity date to January 27, 2007. The issuance of the $100.0 million in additional 7 1/4% senior notes on April 13, 2004 did not impact the borrowing base under the Canadian credit agreement. (See "Note 5. Issuance of Senior Unsecured Notes and the Acquisition of North Coast Energy, Inc."). Effective June 28, 2004, the borrowing base was redetermined at $105.0 million (Cdn. $141.7 million using the exchange rate on June 25, 2004). Effective October 8, 2004, the borrowing base was redetermined at $105.0 million (Cdn. $132.4 million using the exchange rate on October 7, 2004), and will be redetermined each May 1 and November 1 thereafter. Our borrowing base is determined based on a number of factors including the impact of commodity prices. We use derivative financial instruments to lessen the impact of volatility in commodity prices. At December 31, 2004, we had approximately $12.9 million of outstanding indebtedness and approximately $92.1 million available for borrowing. Borrowings under the credit agreement are secured by a first lien mortgage providing a security interest in 90% of our Canadian oil and natural gas properties. At our election, interest on borrowings may be (i) the Canadian prime rate plus an applicable margin or (ii) the Banker's Acceptance rate plus an applicable margin. At December 31, 2004, the six month Banker's Acceptance rate was 2.66%, which would result in an interest rate of approximately 3.91% on any new indebtedness we would have incurred under our Canadian credit agreement.

        Financial Covenants and Ratios.    Our amended and restated U.S. and Canadian credit agreements contain certain financial covenants and other restrictions which require that we:

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

        Additionally, the credit agreements contain a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur additional indebtedness, restrictions on our ability to pledge assets, and prohibit the payment of dividends on our common stock. At December 31, 2003 and 2004, we were in compliance with the covenants contained in our U.S. and Canadian credit agreements.

        U.S. Senior Term Loan.    On October 17, 2003, we entered into a $50.0 million senior term credit agreement. We borrowed all $50.0 million under the senior term credit agreement and we used the proceeds to repay a portion of our indebtedness under our U.S. credit agreement. The U.S. senior term loan was paid in full on January 27, 2004 from the proceeds of the $350 million 7 1/4% senior notes issued on January 20, 2004. See "Note 5. Issuance of Senior Notes and the Acquisition of North Coast Energy, Inc."

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

5. Issuance of Senior Notes and the Acquisition of North Coast Energy, Inc.

        On November 26, 2003, we entered into the North Coast Acquisition Agreement, as amended and restated on December 4, 2003, to acquire all of the issued and outstanding stock of North Coast pursuant to a tender offer and merger. We acquired all of the outstanding common stock, options and warrants of North Coast on January 27, 2004 for a purchase price of $167.8 million and we assumed $57.0 million of North Coast's outstanding indebtedness. As a result, on January 27, 2004, North Coast became a wholly-owned subsidiary and established a new core operating area for us in the Appalachian Basin. We have accounted for the North Coast acquisition using the purchase method of accounting and have consolidated its operations effective January 27, 2004.

        On January 20, 2004, we completed the private placement of $350.0 million aggregate principal amount of 7 1/4% senior notes due 2011 pursuant to Rule 144A and Regulation S under the Securities Act at a price of 100% of the principal amount. The net proceeds of the offering were used to acquire North Coast, pay down debt under our credit facilities and North Coast's credit facility, repay our senior term loan in full and pay fees and expenses associated with those transactions.

        On April 13, 2004, we completed a private placement of an additional $100.0 million aggregate principal amount of 7 1/4% senior notes due 2011 pursuant to Rule 144A, having the same terms and governed by the same indenture as the notes issued on January 20, 2004. The notes issued on April 13, 2004 were issued at a price of 103.25% of the principal amount plus interest accrued since January 20, 2004. The net proceeds of the April 13, 2004 offering were used to repay substantially all of our outstanding indebtedness under our Canadian credit agreement and pay fees and expenses associated therewith.

        On May 28, 2004, we concluded an exchange offer of $450.0 million aggregate principal amount of our 7 1/4% senior notes due 2011, which were privately placed in January and April 2004, for $450.0 million aggregate principal amount of our 7 1/4% senior notes due 2011 that have been registered under the Securities Act. Holders of all but $300,000 of the senior notes elected to accept our exchange offer.

        Interest is payable on the senior notes semi-annually in arrears on January 15 and July 15 of each year. We made interest payments on July 15, 2004 and January 18, 2005 in the amounts of $15.9 million and $16.3 million, respectively. The senior notes mature on January 15, 2011. Prior to January 15, 2007, we may redeem all, but not less than all, of the senior notes in cash at a redemption price equal to 100% of the principal amount of the notes plus a premium. We may redeem some or all of the senior notes beginning on January 15, 2007 for the redemption price set forth in the notes. If a change of control occurs, subject to certain conditions, we must offer holders of the notes an opportunity to sell us their notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of the purchase.

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

        The estimated fair value of our 7 1/4% senior notes due 2011 was $483.8 million as compared to the carrying amount of $453.0 million (including $3.0 million of unamortized premium) at December 31, 2004. The fair value of the senior notes is estimated based on quoted market prices for the senior notes.

        Concurrent with the issuance of the senior notes, we wrote-off $938,000 of costs incurred in January 2004 to secure bridge loan financing which was not utilized upon issuance of the senior notes and deferred financing costs of approximately $726,000 related to the senior term loan, which was retired with the proceeds of the senior notes. These amounts are reflected in the Consolidated Statement of Operations as interest expense.

        If the net cash proceeds, as defined in the indenture, from the sale of Addison are not reinvested in oil and natural gas assets within 12 months from the date of sale, then we are required to offer to buy back the senior notes up to the amount of the net cash that was not reinvested. The purchase price would be equal to 101% of the principal amount of each senior note.

        The total purchase price for North Coast was $225.6 million representing the purchase of all outstanding common stock and liabilities assumed as detailed below and has been allocated as follows (in thousands):

Purchase price calculations:
Payments for tendered shares including options and warrants	$167,781
Assumption of debt including interest	57,149
Merger related costs	632

Total North Coast acquisition costs (before cash acquired)	$225,562

Allocation of purchase price:
Oil and natural gas properties—proved	$192,512
Oil and natural gas properties—unproved	7,258
Gas gathering assets and other equipment	21,454
Cash	10,429
Other assets	412
Deferred income tax asset	942
Other current assets	11,080
Accounts payable and accrued expenses	(10,340)
Asset retirement obligations	(5,639)
Liabilities from commodity price risk management activities	(2,546)

Total allocation	$225,562

        The following unaudited pro forma condensed consolidated statements of operations for the years ended December 31, 2003 and 2004 have been derived from our consolidated statements of operations for the 209 day period ended July 28, 2003 and the 156 day period ended December 31, 2003, and the year ended December 31, 2004 and North Coast's audited consolidated financial statements for the year ended December 31, 2003 and unaudited for the 26 day period from January 1 to January 27, 2004. The pro forma statements of operations give effect to the following events as if each occurred on January 1 of each respective year:

  •
  our going private transaction, which occurred on July 29, 2003. See "Note 1. The Merger";

  •
  our acquisition of North Coast for a purchase price of approximately $225.6 million. The North Coast acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." Accordingly, EXCO's historical financial statements reflect the allocation of the purchase price to the underlying assets and liabilities based upon their estimated fair values. For tax purposes we also received a step up in tax basis equal to the purchase price;

  •
  adjustments to conform North Coast's historical accounting policies related to oil and natural gas properties from successful efforts to full cost accounting;

  •
  the issuance of $350.0 million in senior notes;

  •
  the assumption of North Coast's debt and repayment of our and North Coast's credit facilities; and

  •
  the payment of our related fees and expenses.

        The pro forma information presented herein does not purport to be indicative of the results of operations that would have actually occurred had the events discussed above occurred on the dates indicated or which may occur in the future.

Unaudited Pro Forma Condensed Consolidated Statement
of Operations for the Year Ended December 31, 2003

	EXCO
	Historical		Pro Forma
	For the 209 Day Period from January 1 to July 28, 2003(a)	For the 156 Day Period from July 29 to December 31, 2003(a)	Adjustments for the Going Private Transaction		Year Ended December 31, 2003	North Coast Historical(b)	Adjustments for the Transactions		Pro Forma
	(In thousands)
Revenues:
Oil and natural gas	$61,416	$46,133	$—		$107,549	$58,415	$—		$165,964
Commodity price risk management activities(c)	—	(11,160)	—		(11,160)	—	—		(11,160)
Well operating, gathering, and other	—	—	—		—	6,881	(3,637	)(d)	3,244
Other income (expense)	(1,033)	239	—		(794)	478	737	(d)	421

Total revenues and other income	60,383	35,212	—		95,595	65,774	(2,900)		158,469

Costs and expenses:
Oil and natural gas production	19,793	14,524	—		34,317	10,220	(641	)(d)	43,896
Well operating, gathering, and other	—	—	—		—	5,211	(2,259	)(d)	2,952
Exploration expense	—	—	—		—	3,271	(3,271	)(e)	—
Depreciation, depletion and amortization	11,476	11,903	4,331	(f)	27,710	9,215	4,889	(g)	41,814
Accretion of asset retirement obligations	737	528	—		1,265	—	339	(h)	1,604
General and administrative	19,272	5,847	(10,050	)(i)	15,069	7,302	(1,501	)(j)	20,870
Interest	3,527	4,080	1,215	(k)	8,822	2,757	21,146	(l)	32,725

Total costs and expenses	54,805	36,882	(4,504)		87,183	37,976	18,702		143,861

Income (loss) before income taxes	5,578	(1,670)	4,504		8,412	27,798	(21,602)		14,608
Income tax expense (benefit)	4,801	(5,847)	(711	)(m)	(1,757)	9,791	(5,546	)(m)	2,488

Net income (loss)	$777	$4,177	$5,215		$10,169	$18,007	$(16,056)		$12,120

(a)
A change in control of EXCO occurred on July 29, 2003 as a result of the going private transaction. Subsequent to this change in control, the financial statements reflect a new basis of accounting. See "Note 1. The Merger."

(b)
Represents historical information for North Coast as of December 31, 2003, as reported in or derived from its audited consolidated financial statements at December 31, 2003.

(c)
Following the going private transaction, EXCO (successor basis) adopted the same accounting policies as EXCO (predecessor basis). Effective July 29, 2003, we no longer account for derivative financial instruments using hedge accounting. Instead, any change in fair value is recognized directly through the statement of operations. See "Note 2. Summary of Significant Accounting Policies—Derivative Financial Instruments." The pro forma statements of operations reflect the historical accounting treatment in effect for all periods presented.

(d)
Represents reclassifications to conform to EXCO's presentation.

(e)
Represents the adjustment to capitalize exploration expense as required under the full-cost method of accounting employed by EXCO.

(f)
Represents increased depreciation, depletion and amortization primarily relating to the step up in basis of oil and natural gas properties associated with the purchase price allocation for the going private transaction as if it occurred on January 1, 2003.

(g)
Represents increased depreciation, depletion and amortization primarily relating to the step up in basis of oil and natural gas properties associated with the purchase price allocation for the North Coast transaction as if it occurred on January 1, 2003 and utilizing the report on Proved Reserves prepared by Lee Keeling and Associates, Inc. as of December 31, 2003.

(h)
Represents additional accretion charges resulting from the revaluation of fair value based upon EXCO management's assessment of certain factors as they relate to North Coast's asset retirement obligation.

(i)
General and administrative pro forma expense adjustments include the following:

Year Ended December 31, 2003
(In thousands)
Accelerated stock compensation(1)	$(8,157)
Management retention bonuses(2)	1,080
Going private costs(3)	(2,973)

Total G&A pro forma adjustment	$(10,050)

    (1)
    Represents stock compensation expense attributable to the acceleration of stock option vesting in connection with the going private transaction.

    (2)
    Represents additional contractual management compensation resulting from the going private transaction.

    (3)
    Represents third party costs incurred by EXCO directly related to the going private transaction.

(j)
Represents transaction costs incurred by North Coast and expensed during the year ended December 31, 2003 primarily related to employee retention payments and investment banking fees in connection with the acquisition of North Coast by EXCO.

(k)
EXCO borrowed an additional $53.6 million under its former credit facilities to fund a portion of the going private transaction. This adjustment reflects the additional interest expense resulting from this borrowing in prior periods as if the borrowing was outstanding at January 1, 2003:

Year Ended December 31, 2003
(In thousands)
Interest expense from the $53.6 million increase in former credit facilities borrowings in the going private transaction at 3.85% at July 29, 2003	$1,215
(l)
Represents the adjustment to historical interest expense on debt to be retired and interest expense on debt assumed and issued in connection with the North Coast acquisition, at rates assumed to be in effect at the time of the transactions, as presented in the following table. Total pro forma interest expense includes the additional interest expense resulting from the going private acquisition discussed in (i) above.

Year Ended December 31, 2003
(In thousands)
Historical interest expense	$10,364
Interest expense resulting from the senior notes issued on January 20, 2004	25,375
Increase in interest expense from the $53.6 million increase in credit facility borrowings in the going private transaction	1,215
Reduction in interest expense from the $156.5 million pay down of our and North Coast's credit facilities	(6,073)
Amortization of $8.7 million deferrred financing costs related to the senior notes—7 years	1,246
Amortization of additional deferred financing costs of $1.7 million to amend and restate our credit facilities—3 years	598

Total pro forma interest expense	$32,725

At December 31, 2003, on a pro forma basis, no indebtedness was outstanding under the U.S. credit facility. Interest on the credit facility is variable at Libor plus 1.25%-2.00% under our U.S. credit agreement and the Banker's Acceptance rate plus 1.25%-2.00% under our Canadian credit agreement.

(m)
Represents the income tax effect of the pro forma adjustments, the elimination of EXCO's tax valuation increases or decreases recognized during the 209 day period from January 1, 2003 to July 28, 2003 (as EXCO is now in a net deferred tax liability position) and adjustment of North Coast's historical rate to approximate EXCO's U.S. tax rate.

Unaudited Pro Forma Condensed Consolidated Statement
of Operations for the Year Ended December 31, 2004

	EXCO	North Coast			Pro Forma
	Year Ended December 31, 2004	For The 26 Day Period from January 1, to January 26, 2004(a)	Adjustments for the Transactions		Year Ended December 31, 2004
	(In thousands)
Revenues:
Oil and natural gas	$236,754	$6,910	$—		$243,664
Commodity price risk management activities	(71,891)	(370)	—		(72,261)
Well operating, gathering, and other	—	490	(490	)(b)	—
Other income	13,147	150	20	(b)	13,317

Total revenues and other income	178,010	7,180	(470)		184,720

Costs and expenses:
Oil and natural gas production	48,475	878	(108	)(b)	49,245
Well operating, gathering, and other	—	362	(362	)(b)	—
Exploration expense	—	200	(200	)(c)	—
Depreciation, depletion and amortization	48,534	851	473	(d)	49,858
Accretion of asset retirement obligations	1,678	—	30	(e)	1,708
General and administrative	21,246	11,535	(11,021	)(f)	21,760
Interest	36,432	186	934	(g)	37,552

Total costs and expenses	156,365	14,012	(10,254)		160,123

Income (loss) before income taxes	21,645	(6,832)	9,784		24,597
Income tax expense (benefit)	15,484	(2,801)	4,011	(h)	16,694

Net income (loss)	$6,161	$(4,031)	$5,773		$7,903

(a)
Represents historical information for North Coast for the 26 day period from January 1 to January 26, 2004.

(b)
Represents reclassifications to conform to EXCO's presentation.

(c)
Represents the adjustment to capitalize exploration expense as required under the full-cost method of accounting employed by EXCO.

(d)
Represents increased depreciation, depletion and amortization primarily relating to the step up in basis of oil and natural gas properties associated with the purchase price allocation for the North Coast transaction as if it occurred at the beginning of the period.

(e)
Represents additional accretion charges resulting from the revaluation of fair value based upon EXCO management's assessment of certain factors as they relate to North Coast's asset retirement obligation.

(f)
Represents transaction costs incurred by North Coast and expensed during the 26 day period from January 1 to January 26, 2004 primarily related to investment banking fees, employee bonus and severance payments and other costs incurred in connection with the acquisition of North Coast by EXCO.

(g)
Represents the additional interest expense that would have resulted had the $350.0 million of 7 1/4% senior notes due 2011 been issued on January 1, 2004 net of the reduction in interest expense relating to the repayment of outstanding debt under the bank credit agreements and the senior term loan occurred on January 1, 2004.

(h)
Represents the income tax effect of the pro forma adjustments.

6. Income Taxes

        The sources of income (loss) before income taxes were as follows:

	For the Year Ended December 31, 2002	For the 209 Day Period from January 1 to July 28, 2003	For the 156 Day Period from July 29 to December 31, 2003	For the Year Ended December 31, 2004
	(In thousands)
United States	$3,731	$(7,956)	$(7,887)	$(9,513)
Canada	(11,380)	13,534	6,217	31,158

Total	$(7,649)	$5,578	$(1,670)	$21,645

        The income tax provision attributable to our income (loss) before income taxes consists of the following:

	December 31, 2002	For the 209 Day Period from January 1 to July 28, 2003	For the 156 Day Period from July 29 to December 31, 2003	December 31, 2004
	(In thousands)
Current:
U.S.
Federal	$(2,672)	$—	$—	$—
State	—	(181)	—	1,445
Canadian	—	2,272	1,294	5,672

Total current income tax (benefit)	(2,672)	2,091	1,294	7,117

Deferred:
U.S.
Federal	—	—	(2,692)	4,681
State	—	—	(131)	(91)
Canadian	(4,010)	2,710	(4,318)	3,777

Total deferred income tax (benefit)	(4,010)	2,710	(7,141)	8,367

Total income tax (benefit)	$(6,682)	$4,801	$(5,847)	$15,484

        We have net operating loss carryforwards (NOLs) for United States income tax purposes that have either been generated from our operations or were purchased in our acquisitions. Our ability to use the purchased NOLs has been restricted by Section 382 of the Internal Revenue Code due to ownership changes which occurred on December 19, 1997 and July 29, 2003, as well as the change in ownership of Rio Grande, Inc. which occurred on March 16, 1999. We estimate that approximately $7.4 million of the NOLs limited by Section 382 may expire prior to their utilization. Expiration is expected to occur from 2005 through 2019. Accordingly, a valuation allowance of $2.6 million exists to reserve the portion of NOLs in excess of the Section 382 limitation which we believe will more likely than not expire unutilized.

        Old EXCO recognized a valuation allowance to offset its U.S. deferred tax assets. During the 209 day period from January 1, 2003 to July 28, 2003, we had a U.S. operating loss and we accordingly increased our valuation allowance to reflect that loss. Effective with the merger, we are now in a deferred tax liability position in the United States due to the step up in basis for book purposes related to purchase accounting and the carryover of tax basis. Except for the valuation allowance against NOLs limited by Section 382 described above, no valuation allowance was recognized in the purchase price allocation at the acquisition date, at December 31, 2003 or December 31, 2004.

        Prior to the fourth quarter of 2004, we had not provided for any U.S. deferred income taxes on the undistributed earnings of Addison, our Canadian subsidiary, based upon the determination that those earnings would be indefinitely reinvested in Canada. On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Although the deduction is subject to a number of limitations and, as of today, significant uncertainty remains as to how to interpret numerous provisions in the Act, we decided to repatriate Cdn. $74.5 million (U.S. $59.6 million) in an extraordinary dividend, as defined in the Act, from Addison on February 9, 2005 (See "Note 17. Subsequent Events"). Accordingly, we have recognized a tax liability of $8.2 million as of December 31, 2004 related to the extraordinary dividend. This dividend represented all of the undistributed earnings of Addison, based upon its earnings and profits as determined under U.S. federal income tax law, as of December 31, 2004.

        For the 156 day period ended December 31, 2003 and for the year ended December 31, 2004, we recognized a deferred income tax benefit of approximately $4.9 million and $909,000, respectively, related to Canadian legislation which became effective in November 2003 and May 2004, respectively, to phase in reduced income tax rates and allow for deductibility of crown royalties.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows:

	December 31,
	2003	2004
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards—United States	$15,916	$17,807
Basis difference in fair value of derivative financial instruments	2,007	16,248
Credit carryforwards	5	5
Other	530	1,050
Valuation allowance for deferred tax assets	(2,673)	(2,673)

Total deferred tax assets	15,785	32,437

Deferred tax liabilities:
Book basis of oil and natural gas properties in excess of tax basis—United States	27,924	37,583
Taxes on undistributed earnings of foreign subsidiary—United States	—	8,237
Book basis of oil and natural gas properties in excess of tax basis—Canada	33,760	43,308

Total deferred tax liabilities	61,684	89,128

Net deferred tax liabilities	$45,899	$56,691

        A reconciliation of our income tax provision (benefit) computed by applying the statutory United States federal income tax rate to our income (loss) before income taxes for the year ended

December 31, 2002, the 209 day period from January 1, 2003 to July 28, 2003, the 156 day period from July 29, 2003 to December 31, 2003, and for the year ended December 31, 2004, is presented in the following table:

	2002	For the 209 Day Period from January 1 to July 28, 2003	For the 156 Day Period from July 29 to December 31, 2003	2004
	(In thousands)
United States federal income taxes (benefit) at statutory rate of 34% in 2002 and 35% in 2003 and 2004	$(2,601)	$1,895	$(567)	$7,575
Increases (reductions) resulting from:
Undistributed earnings of foreign subsidiary	—	—	—	8,237
Adjustments to the valuation allowance	(4,126)	2,447	—	—
Rate difference on foreign taxes	(860)	382	(208)	202
Adjustment due to enacted tax rate reductions in Canada	—	—	(4,941)	(909)
Non-deductible charges (non-taxable income)	675	195	—	58
State taxes net of federal benefit and other	230	(118)	(131)	321

Tax provision before cumulative effect of change in accounting principles	$(6,682)	$4,801	$(5,847)	$15,484

7. Stock Transactions

Issuance of Common Stock

        During the year ended December 31, 2002, 24 employees exercised stock options covering 90,366 shares of Old EXCO's common stock at strike prices ranging from $6.00 per share to $15.50 per share. Old EXCO received aggregate proceeds of approximately $1,026,200 for these shares, all of which was paid in cash.

        In 1998 and 1999, Old EXCO loaned Douglas H. Miller, its Chairman and Chief Executive Officer, a total of $915,625 in order to enable him to exercise stock options granted to him under Old EXCO's 1998 stock option plan. Of the outstanding balance, $465,625 plus accrued interest was due and payable on November 29, 2002, and $450,000 plus accrued interest was due and payable on September 15, 2004. Mr. Miller paid all outstanding amounts owed under these loans on November 29, 2002. Under the terms of the Sarbanes-Oxley Act of 2002, we can no longer loan money to our executive officers or amend the terms of any agreements that were in place at the time the law was enacted. At December 31, 2002, Old EXCO had one executive officer with an outstanding loan balance of $60,000. This loan was used to exercise stock options granted under our 1998 stock option plan and was paid in full at the time of the going private transaction.

        The following table summarizes Old EXCO's stock option activity:

	Stock Options	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2001	2,049,780	$10.55
Granted	172,668	$16.10
Expired or canceled	(82,251)	$13.64
Exercised	(90,366)	$11.36

Options outstanding at December 31, 2002	2,049,831	$10.85
Granted	—	—
Expired or canceled	(916,446)	$10.37
Exercised	(1,133,385)	$11.24

Options outstanding at December 31, 2003	—	—

        The present value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the Old EXCO options:

Fair market value of stock at date of grant	$6.00 to $20.62
Option exercise prices	$6.00 to $20.62
Option term	10 years
Risk-free rate of return	10-year U.S. Treasury Notes
Company stock volatility	Based upon daily stock prices from January 1, 2000 through December 31, 2002
Company dividend yield	0%
Calculated Black-Scholes values	$2.60 to $8.94 per option

        See "Note 2. Summary of Significant Accounting Policies—Stock Options and Benefit Plan" for a comparison of our net income/(loss) and net income/(loss) per share as reported and as adjusted for the pro forma effects of determining compensation expense in accordance with SFAS 123. All outstanding stock options were either exercised prior to or cashed out as a result of the going private transaction.

        During the 209 day period from January 1, 2003 to July 28, 2003, Old EXCO recognized $3.6 million of stock-based compensation expense in general and administrative expense. This amount was paid to option holders at the time of the going private transaction to cancel all unexercised stock options outstanding at that time. The amount represented the cumulative difference between the $18.00 per share proceeds and the exercise price of the outstanding stock options times the number of stock options outstanding.

        As an incentive to the management and certain key employees of Addison, the board of directors of Addison established the Addison Energy Inc. stock option plan effective June 30, 2002. Addison stock options were issued as of June 30, 2002, under the plan that, if fully exercised, would allow the participants to own in the aggregate 1,000 shares of Addison common stock, approximately 10% of the shares of common stock in Addison on a fully-diluted basis. The Addison stock options were exercisable for a term of five years from the date of the grant. The Addison stock options were subject to vesting. The vesting schedule is as follows:

Vesting Date	Cumulative Percent Vested
Prior to April 26, 2003	None
April 26, 2003	50%
April 26, 2004	75%
April 26, 2005	100%

        The exercise price under the Addison stock option plan as of June 30, 2002 was Cdn. $1,031.61 per share. The price was determined by using a formula as set forth in the Addison stock option agreement. The formula was based upon:

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

        This formula was to be calculated as of December 31 of each year, beginning December 31, 2002, to determine the value of each share of Addison's common stock.

        If an Addison stock option were exercised, we would be obligated to purchase the shares of Addison common stock from the employee six months later at the then-current price as calculated using the above formula. Each employee receiving an Addison stock option entered into an agreement that restricts their ability to sell or transfer any Addison common stock acquired under the Addison stock option plan to any party other than to us.

        The Addison stock options become fully vested and exercisable if any of the following occurs:

  •
  a person, or a group of people acting together, has the right to cast more than 50% of the votes when electing our directors;

  •
  our shareholders approve a merger or other transaction that would result in our shareholders owning less than 50% of the combined entity; or

  •
  we sell the shares of Addison or substantially all of its assets.

        The Merger (See "Note 1. The Merger") was a triggering event under the Addison stock option plan. We calculated the value of each share of Addison common stock as of the date of the event to be Cdn. $10,014.50 per share. We paid approximately Cdn. $9.0 million in cash to the holders of the Addison stock options, which represented the difference between the calculated value per share and the

Addison stock option exercise price times the number of shares of Addison common stock that the participant had the right to purchase under the Addison stock option plan.

        The value of a share of Addison common stock was calculated to be Cdn. $7,013.94 per share as of December 31, 2002. The following table summarizes our Addison stock option activity:

	Stock Options	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2001	—	—
Granted	1,000	Cdn. $1,031.61
Expired or canceled	—	—
Exercised	—	—

Options outstanding at December 31, 2002	1,000	Cdn. $1,031.61
Granted	—	—
Expired or canceled	1,000	Cdn. $1,031.64
Exercised	—	—

Options outstanding at December 31, 2003	—	—

        During the year ended December 31, 2002 and for the 209 day period from January 1, 2003 to July 28, 2003, U.S. $1.4 million and U.S. $5.5 million of stock-based compensation expense for the Addison stock option plan has been recognized in general and administrative expense.

        As discussed in "Note 2. Summary of Significant Accounting Policies", certain of our employees have been granted Holdings stock options under the Holdings Plan. The following table summarizes Holdings stock option activity:

	Stock Options	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2003	—	—
Granted	8,801,354	$3.00
Expired or canceled	—	—
Exercised	—	—

Options outstanding at December 31, 2004	8,801,354	$3.00

Options exerciseable at December 31, 2004	—	—

Issuance of Preferred Stock

        Old EXCO was authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. On June 29, 2001, Old EXCO closed its rights offering to existing shareholders that resulted in the sale of 5,004,869 shares of 5% convertible preferred stock at $21.00 per share. Old EXCO raised a total of approximately $105.1 million in gross proceeds (approximately $101.2 million in net proceeds after fees and commissions), through the exercise of 4,466,869 rights and the sale of 538,000 shares of 5% convertible preferred stock by dealer managers. Old EXCO applied approximately $97.6 million of the offering proceeds to pay-off its bank loans and used the remaining proceeds for general corporate purposes. Dividends on the 5% convertible preferred stock were payable quarterly in cash and the dividend payment was approximately $1.3 million per quarter beginning September 30, 2001. Preferred stock dividends of approximately $2.7 million, $5.3 million and $2.6 million were paid during the years ended December 31, 2001 and 2002 and for the 209 day period from January 1, 2003 to July 28, 2003. Each share of 5% convertible preferred stock was converted into one share of Old EXCO's common stock on or before June 30, 2003.

8. Commitments and Contingencies

        We lease our offices and certain equipment. Our rental expenses were approximately $728,000, $544,000, $382,000 and $1.2 million for 2002, for the 209 day period from January 1, 2003 to July 28, 2003, for the 156 day period from July 29, 2003 to December 31, 2003, and for the year ended December 31, 2004, respectively. Our future minimum rental payments under operating leases with remaining noncancellable lease terms at December 31, 2004, are as follows:

Amount
(In thousands)
2005	$2,843
2006	2,715
2007	1,496
2008	921
2009	568
Thereafter	830

$9,373

        In the ordinary course of business, we are periodically a party to lawsuits. We do not believe that any resulting liability from existing legal proceedings, individually or in the aggregate, will have a materially adverse effect on our results of operations or financial condition. However, future costs associated with legal proceedings may be material to our operating results and liquidity.

9. Environmental Regulation

        Various federal, state and local laws and regulations covering discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect our operations and the costs of our oil and natural gas exploitation, development and production operations. We do not anticipate that we will be required in the foreseeable future to expend amounts material in relation to the financial statements taken as a whole by reason of environmental laws and regulations. Because these laws and regulations are constantly being changed, we are unable to predict the conditions and other factors, over which we do not exercise control, that may give rise to environmental liabilities affecting us.

10. Geographic Operating Segment Information and Oil and Natural Gas Disclosures

        We have operations in only one industry segment, that being the oil and natural gas exploration and production industry; however, we are organizationally structured along geographic operating segments. We have geographic operating segments in the United States and Canada which during the periods during 2002 and 2003 were EXCO and Canada. Upon the acquisition of North Coast during 2004, our geographic operating segments were EXCO, North Coast and Canada. The following tables provide our geographic operating segment data.

        The following table presents total capitalized costs of proved and unproved properties, accumulated depreciation, depletion and amortization related to oil and natural gas production, and total assets:

	EXCO	North Coast	Total United States	Canada	Total
	(In thousands)
As of December 31, 2002:
Oil and natural gas properties, including proved and unproved leasehold	$165,058	$—	$165,058	$154,438	$319,496
Accumulated depreciation, depletion and amortization	(56,581)	—	(56,581)	(52,964)	(109,545)

Oil and natural gas properties, net	$108,477	$—	$108,477	$101,474	$209,951

Total assets	$130,829	$—	$130,829	$110,345	$241,174

As of December 31, 2003:
Oil and natural gas properties, including proved and unproved leasehold	$189,969	$—	$189,969	$235,905	$425,874
Accumulated depreciation, depletion and amortization	(5,253)	—	(5,253)	(6,678)	(11,931)

Oil and natural gas properties, net	$184,716	$—	$184,716	$229,227	$413,943

Total assets	$227,923	$—	$227,923	$277,107	$505,030

As of December 31, 2004:
Oil and natural gas properties, including proved and unproved leasehold	$206,356	$266,801	$473,157	$343,886	$817,043
Accumulated depreciation, depletion and amortization	(18,689)	(13,018)	(31,707)	(28,742)	(60,449)

Oil and natural gas properties, net	$187,667	$253,783	$441,450	$315,144	$756,594

Total assets	$241,032	$299,258	$540,290	$381,733	$922,023

        The results of operations from our oil and natural gas producing activities are as follows:

	EXCO	Canada	Corporate and Other	Total
	(In thousands)
Year ended December 31, 2002:
Oil and natural gas sales	$34,254	$32,192	$—	$66,446
Other income	6,090	—	567	6,657

	40,344	32,192	567	73,103

Production costs	19,020	10,203	—	29,223
Depreciation, depletion and amortization	9,032	8,823	—	17,855
General and administrative	—	—	10,968	10,968
Interest	—	—	4,111	4,111
Impairment of oil and natural gas properties	—	17,459	—	17,459
Impairment of marketable securities	—	—	1,136	1,136

	28,052	36,485	16,215	80,752

Income (loss) before income taxes	12,292	(4,293)	(15,648)	(7,649)
Income tax expense (benefit)	4,179	(1,915)	(8,946)	(6,682)

Net income (loss)	$8,113	$(2,378)	$(6,702)	$(967)

For the 209 Day Period From January 1, 2003 to July 28, 2003:
Oil and natural gas sales, before hedge settlements	$22,403	$39,013	$—	$61,416
Other income	(781)	—	(252)	(1,033)

	21,622	39,013	(252)	60,383

Production costs	11,380	8,413	—	19,793
Depreciation, depletion and amortization	5,125	6,351	—	11,476
Accretion expense	320	417	—	737
General and administrative	—	—	19,272	19,272
Interest	—	—	3,527	3,527

	16,825	15,181	22,799	54,805

Income (loss) before income taxes	4,797	23,832	(23,051)	5,578
Income tax expense (benefit)	1,631	9,833	(6,663)	4,801

Net income (loss)	$3,166	$13,999	$(16,388)	$777

	EXCO	Canada	Corporate and Other	Total
	(In thousands)
For the 156 Day Period From July 29, 2003 to December 31, 2003:
Oil and natural gas sales	$21,767	$24,366	$—	$46,133
Commodity price risk management activities	(10,800)	(360)	—	(11,160)
Other income	—	—	239	239

	10,967	24,006	239	35,212

Production costs	7,331	7,193	—	14,524
Depreciation, depletion and amortization	5,413	6,490	—	11,903
Accretion expense	205	323	—	528
General and administrative	—	—	5,847	5,847
Interest	—	—	4,080	4,080

	12,949	14,006	9,927	36,882

Income (loss) before income taxes	(1,982)	10,000	(9,688)	(1,670)
Income tax expense (benefit)	(674)	4,126	(9,299)	(5,847)

Net income (loss)	$(1,308)	$5,874	$(389)	$4,177

Total assets at end of period	$227,923	$277,107	$—	$505,030

Goodwill at end of period	$24,218	$29,128	$—	$53,346

	EXCO	North Coast	Total United States	Canada	Total
	(In thousands)
Year ended December 31, 2004:
Oil and natural gas sales	$67,003	$74,990	$141,993	$94,761	$236,754
Commodity price risk management activities	(18,055)	(32,288)	(50,343)	(21,548)	(71,891)
Other income	402	739	1,141	12,006	13,147

	49,350	43,441	92,791	85,219	178,010

Production costs	16,893	10,981	27,874	20,601	48,475
Depreciation, depletion and amortization	13,941	14,578	28,519	20,015	48,534
Accretion expense	425	375	800	878	1,678
General and administrative	11,413	4,242	15,655	5,591	21,246
Interest	25,320	4,136	29,456	6,976	36,432

	67,992	34,312	102,304	54,061	156,365

Income (loss) before income taxes	(18,642)	9,129	(9,513)	31,158	21,645
Income tax expense (benefit)	1,412	4,624	6,036	9,448	15,484

Net income (loss)	$(20,054)	$4,505	$(15,549)	$21,710	$6,161

Total assets at end of period	$241,032	$299,258	$540,290	$381,733	$922,023

Goodwill at end of period	$19,984	$—	$19,984	$31,432	$51,416

11. Derivative Financial Instruments

       In connection with the incurrence of debt related to our acquisition activities, our management has adopted a policy of entering into oil and natural gas derivative financial instruments to protect against commodity price fluctuations and to achieve a more predictable cash flow. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activity," requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results from the hedged item on the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivatives classified as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of any change in the fair value of a derivative designated as a hedge is immediately recognized in earnings in our predecessor basis financial statements. Prior to July 29, 2003, all of Old EXCO's derivative financial instruments were designated as cash flow hedges. Beginning July 29, 2003, the date of the merger, we have not designated our derivative financial instruments as hedging instruments and, as a result, we recognize the change in the derivative's fair value currently in earnings (See "Note 2. Summary of Significant Accounting Policies").

        Old EXCO entered into several swap transactions during 2000 and 2001 with Enron North America Corp., an affiliate of Enron Corp. (the Enron Hedges). On December 2, 2001, Enron Corp. and other Enron related entities, including Enron North America, filed for bankruptcy under Chapter 11 of the United States Code in the United States Bankruptcy Court in the Southern District of New York. We terminated all of our hedging contracts with Enron North America, effective as of December 5, 2001. We believe that we were owed approximately $15.3 million, including settlements already due but not paid, but the exact amount of the claim was determined pursuant to the terms of the ISDA Master Agreement. We valued the Enron derivative asset at $2.8 million, which represented our estimate of the fair market value of our bankruptcy claim against Enron North America, which is shown in the accompanying consolidated balance sheet at December 31, 2003 in other assets. Our estimate of the value of our bankruptcy claim was based upon informal offers that we received from third parties attempting to purchase those claims as well as management's best estimate of the financial condition of Enron's bankruptcy estate as determined from published reports and court filings related to the bankruptcy. Our claim was sold to a third party in April 2004 for approximately $4.7 million. The difference between the $4.7 million received for the claim and the $2.8 million derivative asset was treated as a purchase price adjustment for the going private transaction. As a result, we reduced goodwill by $1.2 million and increased deferred income taxes payable by $715,000.

        The following table sets forth our oil and natural gas derivatives as of December 31, 2004. The fair values at December 31, 2004 are estimated from quotes from the counterparties and represent the amount that we would expect to receive or pay to terminate the contracts at December 31, 2004. We have the right to offset amounts we expect to receive or pay among our individual counterparties. As a result, we have offset amounts for financial statement presentation purposes.

	Volume Mmbtus/Bbls	Weighted Average Strike Price per Mmbtu/Bbl	Weighted Average Differential to NYMEX	Fair Value at December 31, 2004
	(In thousands, except prices and differentials)
Natural Gas:
Swaps:
2005	19,272	$5.18		$(20,657)
2006	12,228	4.95		(14,845)
2007	6,388	4.60		(7,310)
2008	2,745	4.55		(2,371)
2009	1,825	4.51		(1,110)
2010	1,825	4.51		(782)
2011	1,825	4.51		(397)
2012	1,830	4.51		(105)
2013	1,825	4.51		124

	49,763

Floor Prices:
2005	1,059	4.25		59

	1,059

Basis Protection Swaps:
2005	31		$(0.83)	3

	31

Total Natural Gas				(47,391)

Oil:
Swaps:
2005	602	31.11		(6,806)

	602

Total Oil				(6,806)

Total Oil and Natural Gas				$(54,197)

        At December 31, 2004, the average forward NYMEX oil prices per Bbl for calendar 2005 and 2006 were $42.60 and $40.42, respectively, and the average forward NYMEX natural gas prices per Mmbtu for calendar 2005 and 2006 were $6.27 and $6.23, respectively.

        Since December 31, 2004, we have closed several of our commodity price risk management contracts upon the payment of $67.6 million to our counterparties, of which $15.0 million was related to the sale of Addison. We also entered into new commodity price risk management contracts at higher prices.

        Oil and natural gas revenues for the year ended December 31, 2002 include a net loss of $7.7 million from the settlement of cash flow hedges. For the year ended December 31, 2002, other income included a loss of $886,000, from hedge ineffectiveness.

12. Acquisitions and Dispositions

        We have accounted for acquisitions in accordance with APB No. 16, "Business Combinations" and SFAS No. 141 "Business Combinations" where applicable.

        Significant transactions which closed during 2002:

  Medicine River Properties Acquisition.

        On April 29, 2002, Addison acquired oil and natural gas properties located in the Medicine River, Garrington, Gull Lake and Sylvan Lake areas in Alberta, Canada. The effective date of this transaction was January 1, 2002. As of January 1, 2002, estimated total Proved Reserves net to our interest included approximately 1.6 Mmbbls of oil and NGLs, and 19.5 Bcf of natural gas. The purchase price was approximately $25.8 million or Cdn. $40.5 million ($24.7 million or Cdn. $36.3 million after contractual adjustments), funded with borrowings under our U.S. and Canadian credit agreements.

  DJ Basin Properties Acquisition

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

        Significant transactions that occurred during 2003:

        During the 209 day period from January 1, 2003 to July 28, 2003, we completed several oil and natural gas property acquisitions in the United States and Canada. The total purchase price for the acquisitions was approximately $12.3 million funded primarily with borrowings under our Canadian credit agreement and from surplus cash. During this period, we sold our interest in several oil and natural gas properties in the United States for total sales proceeds of approximately $6.1 million.

        During the 156 day period from July 29, 2003 to December 31, 2003, we completed several oil and natural gas property acquisitions in the United States and Canada. The total purchase price for the acquisitions was approximately $19.1 million funded with borrowings under our Canadian credit agreement and from surplus cash. The most significant purchase during this period was the acquisition of additional interests in certain natural gas properties that we operate in the United States that we closed in October 2003. As of October 1, 2003, estimated total Proved Reserves net to our interest from these properties included approximately 19.8 Bcf of natural gas. The total purchase price for the properties was approximately $13.9 million (after contractual adjustments).

        Transactions, other than the acquisition of North Coast, that occurred during 2004:

        During the year ended December 31, 2004, we completed 11 oil and natural gas property acquisitions in Canada and 6 in the United States. Estimated total Proved Reserves net to our interest from these acquisitions included approximately 2.1 Mmbbls of oil and NGLs and 69.2 Bcf of natural gas. The total purchase price for the acquisitions was approximately $131.8 million funded with borrowings under our U.S. and Canadian credit agreements and from surplus cash. During 2004, since the date of the respective acquisitions, we recorded revenue of approximately $5.4 million and oil and natural gas production costs of $823,000 on these properties.

        During the year ended December 31, 2004, we completed 21 sales of oil and natural gas properties in the United States. As of January 1, 2004, estimated total Proved Reserves, net to our interest from these properties included approximately 5.2 Mmbbls of oil and NGLs and 27.9 Bcf of natural gas. The total sales proceeds we received were approximately $51.9 million. During 2003, we recorded revenue of approximately $16.3 million and oil and natural gas production costs of $6.9 million on these properties. During 2004, we recorded revenue of approximately $12.1 million and oil and natural gas production costs of $4.6 million on these properties through the date of their respective disposition.

        Pro forma financial information has not been provided because management believes the acquisitions, other than North Coast, and dispositions were not material.

13. Bonus Retention Program

        In connection with the merger, Holdings has established a bonus retention program to provide an incentive for the employee stockholders of Holdings to remain employed with the company and its subsidiaries. The program provides for equal quarterly payments to the employee stockholders totaling $1.8 million on an annual basis. The first payments under the program were made on October 29, 2003. During the 156 day period from July 29, 2003 to December 31, 2003, and for the year ended December 31, 2004, we have included approximately $767,000 and $1.8 million, respectively, in general and administrative expense related to this program.

        The payments to employee stockholders will continue for four years unless the employee stockholder voluntarily terminates employment or is dismissed for cause, at which time the payments will cease. Upon a change of control of Holdings, as defined in the agreement, any amounts not yet paid will be paid to the employee stockholder as a lump sum payment. On February 10, 2005, in conjunction with the sale of Addison, the Addison employee bonus retention plan was terminated and all bonus retention amounts payable thereunder, aggregating approximately $1.0 million, were accelerated and paid in full pursuant to the terms of the plan.

14. Concentration of Credit Risk

        During 2004, we did not have any purchaser that accounted for 10% or more of our total oil and natural gas revenues. If we were to lose any one of our oil and natural gas purchasers, the loss could temporarily cease or delay production and sale of our oil and natural gas in that particular purchaser's service area. If we were to lose a purchaser, we believe we could identify a substitute purchaser.

        During 2003, sales of oil to Plains All American, Inc. and affiliates and sales of natural gas to Nexen Marketing U.S.A., Inc. and to Coral Canada U.S. Inc. accounted for 16.6%, 12.9% and 11.4%, respectively, of our total oil and natural gas reserves.

        During 2002, sales of oil to Plains All American, Inc. and affiliates and sales of natural gas to Engage Energy America, LLC accounted for 21.6% and 14.5%, respectively, of our total oil and natural gas revenues.

15. Related Party Transactions

        We have chartered for company business a jet aircraft from a company owned by Douglas H. Miller, our chairman and chief executive officer. During the year ended December 31, 2002 and for the 209 day period from January 1, 2003 to July 28, 2003, we did not charter any aircraft services from

Mr. Miller's company. During the 156 day period from July 29, 2003 to December 31, 2003, and for the year ended December 31, 2004, we paid Mr. Miller's company approximately $100,000 and $484,000, respectively, for the use of the jet aircraft. During the year ended December 31, 2004, we were reimbursed a total of $93,000 of the charter fees by the underwriters of our senior notes offering.

16. Consolidating Financial Statements

        Set forth below are condensed consolidating financial statements of EXCO, the guarantor subsidiaries and the non-guarantor subsidiary. The senior unsecured notes are jointly and severally guaranteed by our current and some of our subsidiaries in the United States (referred to as Guarantor Subsidiaries). Addison is not a guarantor of the senior unsecured notes. Instead, the notes are secured, subject to specified permitted liens and except as described below, by a second-priority security interest in 65% of the capital stock of Addison. This share pledge is limited such that, at any time, the aggregate par value, book value as carried by us or market value (whichever is greatest) of such pledged capital stock is not equal to or greater than 20% of then outstanding aggregate principal amount of the notes.

        The following financial information presents consolidating financial statements, which include:

  •
  Resources;

  •
  the guarantor subsidiaries on a combined basis;

  •
  the non-guarantor subsidiary;

  •
  elimination entries necessary to consolidate Resources, the guarantor subsidiaries and the non-guarantor subsidiary; and

  •
  EXCO on a consolidated basis.

        Taurus Acquisition, Inc., EXCO Investment I, LLC, and EXCO Investment II, LLC are guarantors of the senior unsecured notes. These companies have no material operations and, accordingly, these companies have been omitted from the guarantor financial information. Investments in subsidiaries are accounted for using the equity method of accounting. The financial information for the guarantor and non-guarantor subsidiaries are presented on a combined basis. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions.

EXCO RESOURCES, INC.

CONSOLIDATING BALANCE SHEET (Unaudited)

December 31, 2003

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$3,372	$—	$3,961	$—	$7,333
Other current assets	10,262	—	13,974	—	24,236

Total current assets	13,634	—	17,935	—	31,569

Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	2,598	—	6,597	—	9,195
Proved developed and undeveloped oil and natural gas properties	102,955	84,416	229,308	—	416,679
Allowance for depreciation, depletion and amortization	(3,091)	(2,162)	(6,678)	—	(11,931)

Oil and natural gas properties, net	102,462	82,254	229,227	—	413,943

Office and field equipment, net	811	—	290	—	1,101
Goodwill	24,218	—	29,128	—	53,346
Investments in and advances to affiliates	184,519	12,895	—	(197,368)	46
Other assets, net	4,498	—	527	—	5,025

Total assets	$330,142	$95,149	$277,107	$(197,368)	$505,030

Liabilities and Stockholder's Equity
Current liabilities	$25,644	$—	$19,544	$—	$45,188
Long-term debt	99,470	—	108,481	—	207,951
Deferred income taxes	12,139	—	33,760	—	45,899
Other liabilities	9,021	1,527	11,575	—	22,123
Payable to parent.	—	—	48,927	(48,927)	—
Commitments and contingencies	—	—	—	—	—
Stockholder's equity	183,868	93,622	54,820	(148,441)	183,869

Total liabilities and stockholder's equity	$330,142	$95,149	$277,107	$(197,368)	$505,030

EXCO RESOURCES, INC.

CONSOLIDATING BALANCE SHEET (Unaudited)

December 31, 2004

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$8,535	$7,472	$10,401	$—	$26,408
Other current assets	12,132	12,902	24,406	—	49,440

Total current assets	20,667	20,374	34,807	—	75,848

Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	783	18,046	3,370	—	22,199
Proved developed and undeveloped oil and natural gas properties	70,569	383,759	340,516	—	794,844
Allowance for depreciation, depletion and amortization	(9,592)	(22,115)	(28,742)	—	(60,449)

Oil and natural gas properties, net	61,760	379,690	315,144	—	756,594

Gas gathering, office and field equipment, net	1,935	25,079	267	—	27,281
Goodwill	19,984	—	31,432	—	51,416
Investments in and advances to affiliates	658,198	—	—	(658,198)	—
Other assets, net	10,779	22	83	—	10,884

Total assets	$773,323	$425,165	$381,733	$(658,198)	$922,023

Liabilities and Stockholder's Equity
Current liabilities	$60,807	$10,284	$34,604	$—	$105,695
Long-term debt	487,453	—	12,896	—	500,349
Deferred income taxes	7,448	8,346	43,308	—	59,102
Other liabilities	30,532	6,963	15,631	—	53,126
Payable to parent	(16,668)	118,564	191,702	(293,598)	—
Commitments and contingencies	—	—	—	—	—
Stockholder's equity	203,751	281,008	83,592	(364,600)	203,751

Total liabilities and stockholder's equity	$773,323	$425,165	$381,733	$(658,198)	$922,023

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the 209 Day Period Ended July 28, 2003

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues and other income:
Oil and natural gas sales	$7,502	$14,901	$39,013	$—	$61,416
Other income (loss)	(1,129)	—	96	—	(1,033)
Equity in earnings of subsidiaries	18,068	—	—	(18,068)	—

Total revenues and other income	24,441	14,901	39,109	(18,068)	60,383

Costs and expenses:
Oil and natural gas production	7,361	4,019	8,413	—	19,793
Depreciation, depletion and amortization	3,158	1,967	6,351	—	11,476
Accretion of discount on asset retirement obligations	240	80	417	—	737
General and administrative	11,347	—	7,925	—	19,272
Interest	1,058	—	2,469	—	3,527

Total costs and expenses	23,164	6,066	25,575	—	54,805

Income (loss) before income taxes	1,277	8,835	13,534	(18,068)	5,578
Income tax expense (benefit)	(181)	—	4,982	—	4,801

Income (loss) before cumulative effect of change in accounting principle	1,458	8,835	8,552	(18,068)	777
Cumulative effect of change in accounting principle, net of income tax	(426)	(135)	816	—	255

Net income (loss)	$1,032	$8,700	$9,368	$(18,068)	$1,032

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the 156 Day Period Ended December 31, 2003

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues and other income:
Oil and natural gas sales.	$13,939	$7,828	$24,366	$—	$46,133
Commodity price risk management activities	(10,800)	—	(360)	—	(11,160)
Other income (loss)	(181)	—	420	—	239
Equity in earnings of subsidiaries	12,746	—	—	(12,746)	—

Total revenues and other income	15,704	7,828	24,426	(12,746)	35,212

Costs and expenses:
Oil and natural gas production	5,219	2,112	7,193	—	14,524
Depreciation, depletion and amortization	3,251	2,162	6,490	—	11,903
Accretion of discount on asset retirement obligations	158	47	323	—	528
General and administrative	3,803	—	2,044	—	5,847
Interest	1,921	—	2,159	—	4,080

Total costs and expenses	14,352	4,321	18,209	—	36,882

Income (loss) before income taxes	1,352	3,507	6,217	(12,746)	(1,670)
Income tax expense (benefit)	(2,825)	—	(3,022)	—	(5,847)

Net income (loss)	$4,177	$3,507	$9,239	$(12,746)	$4,177

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the Year Ended December 31, 2004

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues and other income:
Oil and natural gas sales	$39,993	$102,000	$94,761	$—	$236,754
Commodity price risk management activities	(18,055)	(32,288)	(21,548)	—	(71,891)
Other income (loss)	9,376	877	12,006	(9,112)	13,147
Equity in earnings of subsidiaries	41,162	—	—	(41,162)	—

Total revenues and other income	72,476	70,589	85,219	(50,274)	178,010

Costs and expenses:
Oil and natural gas production	11,561	16,313	20,601	—	48,475
Depreciation, depletion and amortization	7,148	21,371	20,015	—	48,534
Accretion of discount on asset retirement obligations	348	452	878	—	1,678
General and administrative	11,412	4,243	5,591	—	21,246
Interest	34,432	4,136	6,976	(9,112)	36,432

Total costs and expenses	64,901	46,515	54,061	(9,112)	156,365

Income (loss) before income taxes	7,575	24,074	31,158	(41,162)	21,645
Income tax expense (benefit)	1,414	4,622	9,448	—	15,484

Net income (loss)	$6,161	$19,452	$21,710	$(41,162)	$6,161

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the 209 Day Period Ended July 28, 2003

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided by operating activities	$(9,910)	$10,882	$19,446	$—	$20,418

Investing Activities:
Additions to oil and natural gas property and equipment	(3,517)	(684)	(25,572)	—	(29,773)
Proceeds from dispositions of property and equipment	2,773	3,247	—	—	6,020
Advances/investments with affiliates	19,544	(13,445)	(6,099)	—	—
Proceeds from sales of marketable securities	422	—	—	—	422
Other investing activities	(1)	—	(188)	—	(189)

Net cash provided by (used in) investing activities	19,221	(10,882)	(31,859)	—	(23,520)

Financing Activities:
Proceeds from long-term debt	20,638	—	25,699	—	46,337
Payments on long-term debt	(11,750)	—	(10,849)	—	(22,599)
Proceeds from exercise of stock options	12,737	—	—	—	12,737
Purchase of common stock from employees in connection with the merger	(17,874)	—	—	—	(17,874)
Purchase of director and employee stock options in connection with the merger	(3,567)	—	—	—	(3,567)
Payment of fees and expenses in connection with the merger	(563)	—	—	—	(563)
Preferred stock dividends	(2,620)	—	—	—	(2,620)
Deferred financing costs	(1,136)	—	(905)	—	(2,041)
Other financing costs	140	—	32	—	172

Net cash provided by (used in) financing activities	(3,995)	—	13,977	—	9,982

Net increase in cash.	5,316	—	1,564	—	6,880
Effect of exchange rates on cash and cash equivalents	—	—	58	—	58
Cash at beginning of period	1,867	—	75	—	1,942

Cash at end of period	$7,183	$—	$1,697	$—	$8,880

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the 156 Day Period Ended December 31, 2003

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided by operating activities	$4,633	$5,716	$11,371	$—	$21,720

Investing Activities:
Additions to oil and natural gas property and equipment	(6,282)	(15,440)	(22,494)	—	(44,216)
Proceeds from dispositions of property and equipment	508	1,795	—	—	2,303
Advances/investments with affiliates	(5,444)	7,929	(490)	—	1,995
Proceeds from sales of marketable securities	1,393	—	—	—	1,393
Other investing activities	452	—	(455)	—	(3)

Net cash used in investing activities	(9,373)	(5,716)	(23,439)	—	(38,528)

Financing Activities:
Proceeds from long-term debt	58,520	—	15,180	—	73,700
Payments on long-term debt	(56,000)	—	(1,075)	—	(57,075)
Deferred financing costs and other	(1,591)	—	(70)	—	(1,661)

Net cash provided by financing activities	929	—	14,035	—	14,964

Net increase in cash	(3,811)	—	1,967	—	(1,844)
Effect of exchange rates on cash and cash equivalents	—	—	297	—	297
Cash at beginning of period	7,183	—	1,697	—	8,880

Cash at end of period	$3,372	$—	$3,961	$—	$7,333

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the Year Ended December 31, 2004

	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided by (used in) operating activities	$219	$68,758	$49,656	$—	$118,633

Investing Activities:
Additions to oil and natural gas property and equipment	(15,547)	(123,974)	(80,293)	—	(219,814)
Proceeds from dispositions of property and equipment	47,364	4,501	—	—	51,865
Purchase of North Coast Energy, Inc.	(225,562)	10,429	—	—	(215,133)
Advances/investments with affiliates	(177,456)	47,758	129,844	—	146
Proceeds from sales of marketable securities	1,296	—	—	—	1,296
Other investing activities	—	—	315	—	315

Net cash provided by (used in) investing activities	(369,905)	(61,286)	49,866	—	(381,325)

Financing Activities:
Proceeds from long-term debt	546,350	—	18,443	—	564,793
Payments on long-term debt	(158,070)	—	(109,789)	—	(267,859)
Deferred financing costs and other	(13,431)	—	(51)	—	(13,482)

Net cash provided by (used in) financing activities	374,849	—	(91,397)	—	283,452

Net increase (decrease) in cash	5,163	7,472	8,125	—	20,760
Effect of exchange rates on cash and cash equivalents	—	—	(1,685)	—	(1,685)
Cash at beginning of period	3,372	—	3,961	—	7,333

Cash at end of period	$8,535	$7,472	$10,401	$—	$26,408

17. Subsequent Events

  Sale of Addison Energy Inc.

        On January 17, 2005, our directors approved the Share and Debt Purchase Agreement (the Addison Purchase Agreement), dated effective January 12, 2005, among 1143928 Alberta Ltd., a corporation organized under the laws of the Province of Alberta (Purchaser) and a wholly-owner subsidiary of NAL Oil & Gas Trust, an Alberta trust, EXCO and Taurus Acquisition, Inc. (Taurus), our wholly-owned subsidiary. The Addison Purchase Agreement provided that EXCO would sell to Purchaser all of the issued and outstanding shares of common stock of Addison. The Addison Purchase Agreement also provided that Taurus would sell to Purchaser a promissory note in the amount of U.S. $98.8 million and a promissory note in the amount of Cdn. $108.3 million (U.S. $79.3 million) (collectively, the Addison Notes), each of which were issued by Addison in favor of Taurus. This transaction closed on February 10, 2005.

        The aggregate purchase price for the stock and the Addison Notes was Cdn. $553.3 million (U.S. $442.7 million). Of this amount, Cdn. $90.1 million (U.S. $72.1 million) was used to repay in full all outstanding balances under Addison's credit facility while Cdn. $56.2 million (U.S. $45.0 million) was withheld and will be remitted to the Canadian government for potential income taxes that we may owe resulting from the sale of the stock. The purchase price is subject to further adjustment based upon, among other items, the final determination of Addison's working capital balance as of February 1, 2005. The purchase price is also subject to additional adjustments based upon the outcome of Crown royalty and joint venture audits, if any, that may occur in the future that cover periods prior to February 1, 2005.

        All severance payments paid or payable in respect of employees terminated up to May 31, 2005 will be borne by EXCO. If Purchaser or its affiliates makes an employment offer to a terminated employee and the employee accepts the offer, Purchaser is obligated to pay EXCO an amount equal to all severance payments paid to that employee. This obligation is in effect for a period of six months for any employee terminated at closing and for an indefinite period for any employee terminated after closing but prior to May 31, 2005. At closing, Cdn. $2.1 million (U.S. $1.7 million) was deducted from the sales proceeds for severance payments made to Addison employees who were terminated at closing.

        We will recognize a gain from the sale of Addison; however, the calculation of the gain cannot be computed as the amount is subject to the determination of Addison's working capital as of February 1, 2005. Further, the calculation of our cost is subject to foreign currency fluctuations between December 31, 2004 and the date of sale.

        The net carrying value of Addison's assets and liabilities as of December 31, 2004 are as follows (in thousands of U.S. dollars):

Cash	$10,401
Other current assets	24,406
Oil and natural gas properties, net	315,144
Gas gathering, office and field equipment, net	267
Goodwill	31,432
Other assets	83

Total assets	381,733

Current Liabilities	34,604
Long-term debt	12,896
Deferred income taxes	43,308
Other liabilities	15,631

Total liabilities	106,439

Net investment in Addison	$275,294

  Addison Energy Inc. Dividend

        On February 9, 2005 Addison made an earnings and profits dividend (as calculated under U.S. tax law) to EXCO in an amount of Cdn. $74.5 million (U.S. $59.6 million). This dividend was funded by Addison by an additional drawdown on its bank credit facility. The dividend was subject to Canadian tax withholding of 5% or Cdn. $3.7 million (U.S. $3.0 million), which amount has been included in the 2004 tax provision.

18. Supplemental Information Relating to Oil and Natural Gas Producing Activities (Unaudited)

        Presented below are costs incurred in oil and natural gas property acquisition, exploration and development activities:

	United States	Canada	Total
	(In thousands, except per unit amounts)
2002:
Property acquisition costs	$23,049	$32,783	$55,832
Development costs	10,554	15,468	26,022
Depreciation, depletion and amortization per Boe	$4.32	$5.09	$4.67
Depreciation, depletion and amortization per Mcfe	$0.76	$0.85	$0.78
For the 209 day period from January 1, 2003 to July 29, 2003:
Property acquisition costs	$1,474	$10,837	$12,311
Development costs	2,622	14,705	17,327
Capitalized asset retirement costs	36	203	239
Depreciation, depletion and amortization per Boe	$4.16	$5.10	$4.63
Depreciation, depletion and amortization per Mcfe	$0.69	$0.85	$0.77
For the 156 day period from July 29, 2003 to December 31, 2003:
Property acquisition costs	$14,183	$4,954	$19,137
Development costs	6,326	17,486	23,812
Capitalized asset retirement costs	48	980	1,028
Depreciation, depletion and amortization per Boe	$6.45	$6.99	$6.73
Depreciation, depletion and amortization per Mcfe	$1.07	$1.17	$1.12
2004:
Property acquisition costs(1)	$303,480	$43,178	$346,658
Development and exploration costs	36,742	33,258	70,000
Capitalized asset retirement costs	8,463	2,388	10,851
Depreciation, depletion and amortization per Boe	$7.42	$6.86	$7.18
Depreciation, depletion and amortization per Mcfe	$1.24	$1.14	$1.20

(1)
Includes $199,770 that was allocated to oil and natural gas properties in the North Coast purchase price allocation.

        We generally retain independent engineering firms to provide annual year-end estimates of our future net recoverable oil, natural gas and NGL reserves; however, the December 31, 2004 estimates for Canada were prepared by our employees. The estimated proved net recoverable reserves we show below include only those quantities that we expect to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved Developed Reserves represent only those reserves that we may recover through existing wells. Proved Undeveloped Reserves include those reserves that we may recover from new wells on undrilled acreage or from existing wells on which we must make a relatively major expenditure for recompletion or secondary recovery operations.

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

Estimated Quantities of Proved Reserves

	United States			Canada			Total
	Oil (Bbls)	Natural Gas (Mcf)	NGLs (Bbls)	Oil (Bbls)	Natural Gas (Mcf)	NGLs (Bbls)	Oil (Bbls)	Natural Gas (Mcf)	NGLs (Bbls)	Mcfe(1)
	(In thousands)
December 31, 2001	11,053	110,256	787	3,800	73,404	2,829	14,853	183,660	3,616	294,474
Purchase of reserves in place	1,781	18,844	—	1,201	25,839	1,002	2,982	44,683	1,002	68,587
New discoveries and extensions	339	7,774	105	323	17,867	643	662	25,641	748	34,101
Revisions of previous estimates	502	12,777	299	829	(2,850)	(238)	1,331	9,927	61	18,279
Production	(869)	(6,878)	(74)	(399)	(6,565)	(242)	(1,268)	(13,443)	(316)	(22,947)
Sales of reserves in place	(525)	(1,175)	(20)	—	—	—	(525)	(1,175)	(20)	(4,445)

December 31, 2002	12,281	141,598	1,097	5,754	107,695	3,994	18,035	249,293	5,091	388,049
Purchase of reserves in place	153	22,133	45	115	9,563	354	268	31,696	399	35,698
New discoveries and extensions	528	5,810	—	724	21,459	973	1,252	27,269	973	40,619
Revisions of previous estimates	(93)	(2,164)	(205)	641	(3,965)	1,985	548	(6,129)	1,780	7,839
Production	(755)	(7,551)	(59)	(448)	(8,360)	(332)	(1,203)	(15,911)	(391)	(25,475)
Sales of reserves in place	(1,624)	(3,764)	(51)	—	—	—	(1,624)	(3,764)	(51)	(13,814)

December 31, 2003	10,490	156,062	827	6,786	126,392	6,974	17,276	282,454	7,801	432,916
Purchase of reserves in place	1,651	229,837	—	1,378	17,105	455	3,029	246,942	455	267,846
New discoveries and extensions	537	21,109	18	656	19,570	1,130	1,193	40,679	1,148	54,725
Revisions of previous estimates	(381)	432	39	1,068	14,450	1,586	687	14,882	1,625	28,754
Production	(638)	(18,860)	(60)	(549)	(10,345)	(643)	(1,187)	(29,205)	(703)	(40,545)
Sales of reserves in place	(4,426)	(27,469)	(613)	—	—	—	(4,426)	(27,469)	(613)	(57,703)

December 31, 2004	7,233	361,111	211	9,339	167,172	9,502	16,572	528,283	9,713	685,993

Estimated Quantities of Proved Developed Reserves

	United States			Canada			Total
	Oil (Bbls)	Natural Gas (Mcf)	NGLs (Bbls)	Oil (Bbls)	Natural Gas (Mcf)	NGLs (Bbls)	Oil (Bbls)	Natural Gas (Mcf)	NGLs (Bbls)	Mcfe(1)
	(In thousands)
December 31, 2002	9,067	115,222	985	5,425	92,512	3,432	14,492	207,734	4,417	321,188
December 31, 2003	7,750	123,897	724	6,529	117,030	6,377	14,279	240,927	7,101	369,207
December 31, 2004	6,022	318,044	211	8,825	155,012	9,250	14,847	473,056	9,461	618,904

(1)
Mcfe-One thousand cubic feet equivalent calculated by converting one Bbl of oil or NGLs to six Mcf of natural gas.

Standardized Measure of Discounted Future Net Cash Flows

        We have summarized the Standardized Measure related to our proved oil, natural gas, and NGL reserves. We have based the following summary on a valuation of Proved Reserves using discounted cash flows based on year-end prices, costs and economic conditions and a 10% discount rate. The additions to Proved Reserves from the purchase of reserves in place, and new discoveries and extensions could vary significantly from year to year; additionally, the impact of changes to reflect current prices and costs of reserves proved in prior years could also be significant. Accordingly, you should not view the information presented below as an estimate of the fair value of our oil and natural gas properties, nor should you consider the information indicative of any trends.

	United States	Canada	Total
	(In thousands)
Year ended December 31, 2002:
Future cash inflows	$997,524	$683,969	$1,681,493
Future production and development costs	375,879	223,372	599,251
Future income taxes	294,387	175,700	470,087

Future net cash flows	327,258	284,897	612,155
Discount of future net cash flows at 10% per annum	174,335	127,480	301,815

Standardized measure of discounted future net cash flows	$152,923	$157,417	$310,340

Year ended December 31, 2003:
Future cash inflows	$1,214,803	$953,165	$2,167,968
Future production, development and abandonment costs	413,968	364,305	778,273
Future income taxes	254,719	165,069	419,788

Future net cash flows	546,116	423,791	969,907
Discount of future net cash flows at 10% per annum	312,031	204,772	516,803

Standardized measure of discounted future net cash flows	$234,085	$219,019	$453,104

Year ended December 31, 2004:
Future cash inflows	$2,573,281	$1,525,346	$4,098,627
Future production, development and abandonment costs	792,906	502,980	1,295,886
Future income taxes	582,480	295,697	878,177

Future net cash flows	1,197,895	726,669	1,924,564
Discount of future net cash flows at 10% per annum	724,505	366,833	1,091,338

Standardized measure of discounted future net cash flows	$473,390	$359,836	$833,226

        During recent years, prices paid for oil and natural gas have fluctuated significantly. The prices of oil, natural gas and NGLs at December 31, 2002, 2003 and 2004 used in the above table, were $29.56, $32.52 and $43.45 per Bbl of oil, respectively, $4.12, $6.19 and $6.15 per Mmbtu of natural gas, respectively, and $21.96, $24.41 and $26.92 per Bbl of NGLs, respectively.

Changes in Standardized Measure

        The following are the principal sources of change in the Standardized Measure:

	United States	Canada	Total
	(In thousands)
Year ended December 31, 2002:
Sales and transfers of oil and natural gas produced, net of production costs	$(22,971)	$(21,954)	$(44,925)
Net changes in prices and production costs	90,164	31,336	121,500
Extensions and discoveries, net of future development and production costs	23,415	35,888	59,303
Development costs during the period	7,063	16,121	23,184
Changes in estimated future development costs	2,979	24,281	27,260
Revisions of previous quantity estimates	25,806	981	26,787
Sales of reserves in place	(1,705)	—	(1,705)
Purchase of reserves in place	29,228	50,908	80,136
Accretion of discount before income taxes	28,384	24,595	52,979
Net change in income taxes	(112,525)	(65,183)	(177,708)

Net change	$69,838	$96,973	$166,811

Year ended December 31, 2003:
Sales and transfers of oil and natural gas produced, net of production costs	$(39,032)	$(47,773)	$(86,805)
Net changes in prices and production costs	77,635	(7,053)	70,582
Extensions and discoveries, net of future development and production costs	11,126	47,518	58,644
Development costs during the period	8,669	25,478	34,147
Changes in estimated future development costs	(6,025)	(16,614)	(22,639)
Revisions of previous quantity estimates	(8,673)	18,054	9,381
Sales of reserves in place	(19,806)	—	(19,806)
Purchase of reserves in place	25,619	21,509	47,128
Accretion of discount before income taxes	28,384	24,595	52,979
Changes in timing, foreign currency translation and other	(16,982)	(28,329)	(45,311)
Net change in income taxes	20,247	24,217	44,464

Net change	$81,162	$61,602	$142,764

Year ended December 31, 2004:
Sales and transfers of oil and natural gas produced, net of production costs	$(114,116)	$(74,160)	$(188,276)
Net changes in prices and production costs	68,474	79,167	147,641
Extensions and discoveries, net of future development and production costs	34,433	55,950	90,383
Development costs during the period	36,793	33,258	70,051
Changes in estimated future development costs	17,798	(20,516)	(2,718)
Revisions of previous quantity estimates	(23,751)	56,311	32,560
Sales of reserves in place	(81,485)	—	(81,485)
Purchase of reserves in place	320,788	61,904	382,692
Accretion of discount before income taxes	56,033	30,119	86,152
Changes in timing, foreign currency translation and other	(42,019)	(31,253)	(73,272)
Net change in income taxes	(33,643)	(49,963)	(83,606)

Net change	$239,305	$140,817	$380,122

19. Selected Quarterly Financial Information (Unaudited)

	2004
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Total revenues	$21,501	$42,959	$27,642	$85,908
Earnings (loss) on common stock	(9,066)	2,756	(11,090)	23,561
Basic earnings (loss) per share	N/A	N/A	N/A	N/A
Diluted earnings (loss) per share	N/A	N/A	N/A	N/A
Total assets	768,989	796,665	856,813	922,023
Long-term debt, less current maturities	445,472	453,154	482,340	500,349
Stockholder's equity	173,808	174,804	171,962	203,751

	2003
	March 31	June 30	28 Day Period from July 1 to July 28	64 Day Period from July 29 to September 30	December 31
	(In thousands, except per share amounts)
Total revenues	$25,313	$25,666	$9,108	$19,882	$15,626
Earnings (loss) on common stock	4,349	3,718	(7,035)	3,726	451
Basic earnings (loss) per share	0.43	0.34	(0.58)	N/A	N/A
Diluted earnings (loss) per share	0.35	0.29	(0.58)	N/A	N/A
Total assets	273,839	287,072	N/A	473,281	505,030
Long-term debt, less current maturities	108,173	112,582	N/A	186,744	207,951
Stockholder's equity	101,557	103,067	N/A	179,281	183,869

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), collectively referred to as the disclosure committee, of the effectiveness and the design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). This evaluation included consideration of the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

        Based upon this evaluation, our CEO and CFO concluded that, as of December 31, 2004, as a result of the material weakness discussed below, our disclosure controls and procedures were not effective. Due to this material weakness in preparing our financial statements at and for the year ended December 31, 2004, we performed additional procedures to ensure that our financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected. After the completion of our fourth fiscal quarter and in connection with the audit of our consolidated financial statements for the year ended December 31, 2004 by PricewaterhouseCoopers LLP (PwC), our independent registered public accounting firm, PwC informed members of our senior management and the Audit Committee of our board of directors that our processes, procedures and controls related to the preparation and review of quarterly and annual tax provisions were not adequate to ensure that the deferred tax provision and the classification of deferred tax balances were prepared in accordance with generally accepted accounting principles. This control deficiency resulted in year end audit adjustments to the tax provision and deferred tax balance. The errors resulted in an increase in the deferred tax liability accounts, an increase in the federal income tax provision and a decrease in the deferred state income tax provision. The errors did not affect the reported results of operations or disclosures in any prior interim or annual period. The control deficiency could result in a misstatement in the aforementioned tax accounts that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this deficiency in internal control over financial reporting is a material weakness.

Changes in Internal Controls

        There were no changes to our internal control over financial reporting during our last fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        Accounting for deferred income tax liabilities is a critical accounting policy that requires our management to make various judgments.    We will continue to evaluate and monitor our efforts to remediate the material weakness and will take all appropriate action when and as necessary to ensure we have effective internal controls over financial reporting.

        As a result of the errors in preparing the tax provision, we have implemented more stringent levels of review of the tax provision and related tax liabilities and plan to add additional staff to our accounting and tax departments in the next few months. In addition, we will expand the scope of work of the outside tax consulting firm that we used during 2004 to review our quarterly and annual income tax provisions and liabilities. We believe that these measures should be adequate to address the material weakness that existed at December 31, 2004 in the determination of our income tax provision and related tax liabilities.

        At the end of fiscal 2006, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accountants will be required to audit management's assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

        Douglas H. Miller, 57, became our Chairman and Chief Executive Officer in December 1997. Mr. Miller also serves as Chairman and Chief Executive Officer of EXCO Holdings. Mr. Miller was Chairman of the Board and Chief Executive Officer of Coda Energy, Inc., an independent oil and natural gas company, from October 1989 until November 1997 and served as a director of Coda from 1987 until November 1997.

        Stephen F. Smith, 63, joined EXCO in June 2004 as Vice Chairman. Prior to joining EXCO, Mr. Smith was co-founder and Executive Vice President of Sandefer Oil and Gas, Inc., an independent oil and gas exploration and production company. Prior to 1980, Mr. Smith was an Audit Partner with Arthur Andersen LLP.

        T. W. Eubank, 62, became our President, Treasurer and a director in December 1997. Mr. Eubank also serves as President and Treasurer of EXCO Holdings. Mr. Eubank was a consultant to various private companies from February 1996 to December 1997. Mr. Eubank served as President of Coda from March 1985 until February 1996. He was a director of Coda from 1981 until February 1996.

        J. Douglas Ramsey, Ph.D., 44, became our Chief Financial Officer and a Vice President in December 1997. Dr. Ramsey has been one of our directors since March 1998. Dr. Ramsey also serves as Chief Financial Officer of EXCO Holdings. Dr. Ramsey most recently was Financial Planning Manager of Coda and worked in various capacities for Coda from March 1992 to December 1997. Dr. Ramsey also taught finance at Southern Methodist University.

        Richard E. Miller, 51 became our General Counsel, General Land Manager and Secretary in December 1997, became a Vice President in July 2000 and became a director in July 2003. Mr. Miller was a senior partner and head of the Energy Section of Gardere & Wynne, L.L.P., a Dallas based law firm, from December 1991 to September 1994. Mr. Miller practiced law as a sole practitioner from September 1994 to December 1997.

        Charles R. Evans, 51, joined us in February 1998, became a Vice President in March 1998 and was named our Chief Operating Officer in December 2000. Mr. Evans graduated from Oklahoma University with a B.S. degree in Petroleum Engineering in 1976. After working for Sun Oil Co., he joined TXO Production Corp. in 1979 and was appointed Vice President of Engineering and Evaluation in 1989. In 1990, he was named Vice President of Engineering and Project Development for Delhi Gas Pipeline Corporation, a natural gas gathering, processing and marketing company. Mr. Evans served as Director-Environmental Affairs and Safety for Delhi until December 1997.

        J. David Choisser, CPA, 54, joined us in October 2001 and became our Chief Accounting Officer in November 2001 and a Vice President in February 2002. He began his career in 1972 with Deloitte Haskins & Sells (now Deloitte & Touche). During the past 25 years, he has served in various financial and accounting management capacities with several energy and energy-related companies, including Delhi Gas Pipeline Corporation, Coda Energy, Inc., Belco Oil & Gas Corp. and The Meridian Resource Corporation. He most recently served as Vice President-Finance of Noble Denton & Associates, Inc., an offshore engineering and marine consulting company.

        Vincent J. Cebula, 41, became one of our directors in November 2004. Mr. Cebula also serves as a director of EXCO Holdings. For the past five years, Mr. Cebula has been a Managing Director of Oaktree Capital Management, LLC. Mr. Cebula is a director of several private companies.

        Robert H. Niehaus, 49, became one of our directors in November 2004. Mr. Niehaus also serves as a director of EXCO Holdings. Mr. Niehaus is the Chairman and Managing Partner of Greenhill Capital Partners, LLC, a private equity investment firm, and a Managing Director of Greenhill & Co., LLC. Prior to joining Greenhill in January 2000 to start its private equity business, Mr. Niehaus was a Managing Director in Morgan Stanley's private equity investment department from 1990 to 1999. Mr. Niehaus is a director of the American Italian Pasta Company, Global Signal Inc., Waterford Wedgewood plc and several private companies.

        Jeffrey Serota, 39, became one of our directors in November 2004. Mr. Serota also serves as a director of EXCO Holdings. For the past five years, Mr. Serota has been a Managing Director of Ares Management, LLC and its related entities.

        Lenard Tessler, 52, became one of our directors in July 2003. Mr. Tessler also serves as a director of EXCO Holdings. Mr. Tessler is a Managing Director of Cerberus, which he joined in May 2001. Prior to joining Cerberus, he was a founding partner of TGV Partners, a private investment partnership formed in April 1990. Mr. Tessler served as Chairman of the Board of Empire Kosher Poultry from 1994 to 1997, after serving as its President and Chief Executive Officer from 1992 to 1994.

        Messrs. Cebula, Niehaus and Serota serve on our Audit Committee. We do not have an audit committee financial expert. We believe that our Audit Committee, taken as a whole, have the financial, accounting and other relevant education and experience necessary to qualify as an audit committee financial expert under Item 401(h) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

        We do not have equity securities registered pursuant to Section 12 of the Exchange Act. As a result, the reporting and other requirements of Section 16 of the Exchange Act do not apply to us.

Code of Ethics

        We have adopted a Code of Ethics that applies to our Chief Executive Officer and our senior financial officers, including our principal financial officer and principal accounting officer. Our Code of Ethics is filed as Exhibit 14.1 to this annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table provides compensation information for the fiscal years 2002, 2003 and 2004 for EXCO's Chief Executive Officer, Douglas H. Miller, and the four most highly compensated executive officers other than Mr. D. H. Miller: T. W. Eubank, J. Douglas Ramsey, Richard E. Miller and Charles R. Evans.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
		($)	($)	($)	($)	(# of shares)(1)	($)	($)(2)
Douglas H. Miller Chairman and Chief Executive Officer	2004 2003 2002	475,000 431,250 300,000	914,980 291,245 30,000	— — —	— — —	2,657,407 — —	— — —	16,000 14,257,044 9,600
T. W. Eubank President and Treasurer	2004 2003 2002	300,000 275,000 200,000	160,000 80,000 20,000	— — —	— — —	324,074 — —	— — —	16,000 4,006,445 8,800
J. Douglas Ramsey, Ph.D. Vice President and Chief Financial Officer	2004 2003 2002	175,000 168,750 150,000	75,000 43,750 15,000	— — —	— — —	150,000 — —	— — —	16,000 2,519,270 8,800
Richard E. Miller Vice President, Secretary and General Counsel	2004 2003 2002	175,000 168,750 150,000	75,000 43,750 15,000	— — —	— — —	129,630 — —	— — —	16,000 863,021 8,800
Charles R. Evans Vice President and Chief Operating Officer	2004 2003 2002	250,000 225,000 150,000	130,000 65,000 15,000	— — —	— — —	259,259 — —	— — —	16,000 1,037,080 8,800

(1)
Represents stock options granted under the EXCO Holdings 2004 Long-Term Incentive Plan.

(2)
Includes (i) for 2003, in conjunction with the going private transaction, the gross cash amounts received upon the sale of common stock or for each non-qualified stock option held in an amount equal to the amount by which $18.00 exceeded the exercise price of the option, reduced by applicable withholding and employment taxes and (ii) for all years shown, EXCO's matching contributions under EXCO's 401(k) plan. All incentive stock options the holder owned where the exercise price of the option was less than $18.00 were exercised. The common stock received upon exercise was then sold for $18.00 per share upon completion of the going private transaction and/or exchanged for Class A common stock of EXCO Holdings.

        The compensation described in this table does not include medical, group life insurance or other benefits that are available generally to all of EXCO's salaried employees. It also does not include certain perquisites and other personal benefits, securities or property received by these executive officers that are not material in amount.

Option Grants of Common Stock in Fiscal 2004

        We did not grant any stock options during 2004 other than the stock options EXCO Holdings granted under its 2004 Long-Term Incentive Plan discussed in the table above.

Option Exercises in Fiscal Year 2004 and Value at Fiscal Year End 2004

        Since we are 100% owned by EXCO Holdings, the equity securities of EXCO Holdings are used to incentivize our management and our employees. The following table shows the number of shares of EXCO Holdings common stock acquired upon exercise of stock options, or, if no shares were received, the number of securities, if any, with respect to which stock options were exercised and the aggregate dollar value realized, if any, upon such exercise during fiscal 2004. This table also shows the number of shares of EXCO Holdings common stock, if any, covered by both exercisable and non-exercisable stock options held by Messrs. D. H. Miller, Eubank, Ramsey, R. E. Miller, and Evans as of December 31, 2004.

	Shares Acquired on Exercise	Value Realized (Loss)	Number of Securities Underlying Unexercised Options at Fiscal Year-End(1)		Value of unexercised In-the-Money Options at Fiscal Year-End(2)
	(#)(1)	($)	(#)		($)
Name
			Exercisable	Unexercisable	Exercisable	Unexercisable
Douglas H. Miller	—	—	—	2,657,407	—	—
T. W. Eubank	—	—	—	324,074	—	—
J. Douglas Ramsey, Ph.D.	—	—	—	150,000	—	—
Richard E. Miller	—	—	—	129,630	—	—
Charles R. Evans	—	—	—	259,259	—	—

(1)
Represents stock options granted under the EXCO Holdings 2004 Long-Term Incentive Plan.
(2)
Since EXCO Holdings is a privately held company and there is not an established market for its equity securities, the value of unexercised in-the-money stock options at fiscal year end is not readily determinable.

Compensation of Directors

        Our directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the board of directors and committee meetings. We pay no additional remuneration to our employees or to executives of our affiliates for serving as directors.

2004 Long-Term Incentive Plan

        In June 2004, EXCO Holdings adopted the 2004 Long-Term Incentive Plan. The stated purpose of the stock option plan is to provide financial incentives to selected employees and to promote our long-term growth and financial success by:

  •
  attracting and retaining employees of outstanding ability;

  •
  strengthening our capability to develop, maintain and direct a competent management team;

  •
  providing an effective means for selected employees to acquire an ownership interest in us;

  •
  motivating key employees to achieve long-range performance goals and objectives; and

  •
  providing incentive compensation competitive with other similar companies.

        The EXCO Holdings board of directors administers the stock option plan and the awards granted under the plan. Awards under the stock option plan can consist of incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights and other awards.

        In 2004, we granted options covering 8,801,354 shares of Class A common stock and Class B common stock to employees, including executive officers, under the terms of the option plan. No stock options were exercised during 2004.

        Pursuant to the terms of the stock option agreements that EXCO Holdings entered into with its option holders, the stock options granted become fully vested and exercisable upon, subject to earlier termination as provided in the option agreements, the earlier to occur of:

  •
  three years after the date of grant;

  •
  immediately prior to a change in control of EXCO Holdings; or

  •
  the completion of an initial public offering.

Severance Plan

        EXCO's Amended and Restated Severance Plan provides for severance pay to eligible employees in the event they are terminated on the effective date of a change of control of EXCO or within six months following the effective date of a change of control. Eligible employees under this plan include regular full-time EXCO employees, except those employees who own Class A or Class B common stock of EXCO Holdings. The severance pay for each eligible employee is equal to one year's salary, before deductions and excluding bonuses and overtime, less any amounts due the eligible employee from the exercise of EXCO Holdings stock options. None of Messrs. Douglas H. Miller, T. W. Eubank, J. Douglas Ramsey, Richard E. Miller or Charles R. Evans are eligible to receive payments under this plan.

Employee Bonus Retention Plan

        The board of directors of EXCO Holdings and the board of directors of Addison adopted identical employee bonus retention plans effective upon the completion of the going private transaction in order to provide certain employees with an incentive to remain employed with us and Addison after the going private transaction. On February 10, 2005, the Addison employee bonus retention plan was terminated and all bonus retention amounts payable thereunder, aggregating approximately $1.0 million, were accelerated and paid in full.

        The EXCO Holdings employee bonus retention plan is governed, managed and controlled by its board of directors. Under the EXCO Holdings employee bonus retention plan, participants who remain employed with us will receive, until the fourth anniversary of the closing date of the going private transaction a portion of their total retention bonus after each three month anniversary of the closing date of the going private transaction and a lump sum payment of all unpaid retention bonus payments upon a change of control of EXCO Holdings, except for a change of control that may occur upon an initial public offering of any class of equity securities of EXCO Holdings. The participants in the plan agreed to customary confidentiality and nonsolicitation provisions. Messrs. Miller and Eubank, together with other of our continuing shareholders, agreed to customary non-compete provisions in connection with the EXCO Holdings employee bonus retention plan. The executive officers who are continuing shareholders will receive the following annual payments until July 29, 2007: Douglas H. Miller—$820,000; T.W. Eubank—$100,000; J. Douglas Ramsey—$40,000; J. David Choisser—$60,000; Charles R. Evans—$80,000; Richard E. Miller—$40,000. Currently, none of Messrs. Douglas H. Miller, T.W. Eubank, J. Douglas Ramsey, J. David Choisser, Richard E. Miller or Charles R. Evans is a party to an employment agreement.

Compensation Committee Interlocks and Insider Participation

        We do not have a compensation committee. Our board of directors as a whole acts as our compensation committee. No executive officer of the Company was a director or member of a compensation committee of any entity of which a member of the Company's board of directors was or is an executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        We own 100% of the outstanding capital stock of all of our subsidiaries. EXCO Holdings owns 100% of our capital stock.

        The following table sets forth as of February 28, 2005 the number and percentage of shares of common stock of EXCO Holdings beneficially owned by (i) each person known by us to beneficially own more than 5% of the outstanding shares of EXCO Holdings common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all our directors and executive officers as a group.

        Notwithstanding the beneficial ownership of common stock presented below, a stockholders' agreement governs the exercise of voting rights for stockholders of EXCO Holdings with respect to election of directors of EXCO Holdings and certain other material events. EXCO Holdings, as our sole stockholder, has the right to elect our board of directors. For so long as EXCO Acquisition LLC, an affiliate of Cerberus, owns at least 20% of the issued and outstanding shares of EXCO Holdings, it has the right to elect a majority of the board of directors of EXCO Holdings. See "Item 1. Business Risk Factors—Our principal stockholder is in a position to affect our ongoing operations, corporate transactions and other matters." The parties agreed in the stockholders' agreement that the managing member of EXCO Investors, LLC, Douglas H. Miller or any subsequent managing member as elected pursuant to the Operating Agreement of EXCO Investors, LLC, would be elected to the board of directors of EXCO Holdings at each election of directors during the term of the stockholders' agreement.

        Except as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o EXCO Resources, Inc., 12377 Merit Drive, Suite 1700, Dallas, Texas 75251.

	Shares of Common Stock
Name and Address			Percent of Common Stock(1)
	Class A	Class B
Cerberus Capital Management, L.P.(2) 450 Park Avenue, 28th Floor New York, New York 10022	71,000,000	—	55.5%
Ares Corporate Opportunities Fund, L.P. 1999 Avenue of the Stars, Suite 1900 Los Angeles, California	6,766,667	—	5.3%
OCM Principal Opportunities Fund II, L.P. c/o Oaktree Capital Management, LLC 333 South Grand Avenue, 28th Floor Los Angeles, CA 90071	6,666,667	—	5.2%
Greenhill Capital Partners, L.P. Greenhill Capital Partners (Cayman), L.P. Greenhill Capital Partners (Executives), L.P. Greenhill Capital, L.P. 300 Park Avenue, 23rd Floor New York, New York 10022	6,766,667	—	5.3%
EXCO Investors, LLC	13,800,000	—	10.8%
Douglas H. Miller(3)	3,690,000	5,314,815	7.0%
T.W. Eubank(4)	450,000	648,148	*
J. Douglas Ramsey, Ph.D.(5)	180,000	259,259	*
Charles R. Evans(6)	360,000	518,518	*
Richard E. Miller(7)	180,000	259,259	*
Lenard Tessler(8)	—	—	—
Vincent J. Cebula(9)	—	—	—
Robert H. Niehaus(10)	—	—	—
Jeffrey Serota(11)	—	—	—
Stephen F. Smith(12)	—	—	—
All directors and executive officers as a group (11 people)	5,130,000	7,388,888	9.8%

*
Indicates less than 1% of our common stock.

(1)
Represents the aggregate ownership of the Class A and Class B Common Stock of EXCO Holdings.

(2)
Cerberus Capital Management, L.P., a Delaware limited partnership, and/or entities directly or indirectly controlled by it and/or its affiliates, or Cerberus, own 100% of the issued and outstanding equity securities of EXCO Acquisition LLC, which in turn owns approximately 55.5% of the Class A common stock of EXCO Holdings. Cerberus is an investment management firm, which, together with its affiliates, has in excess of $14.0 billion of equity capital under management. Stephen A. Feinberg, through one or more intermediate entities, exercises ultimate discretion and control over Cerberus.

(3)
Mr. Douglas H. Miller is a Director and the Chief Executive Officer of EXCO Holdings, EXCO, North Coast Energy, Inc. and North Coast Energy Eastern, Inc. Does not include options to acquire 2,657,407 shares of Class A common stock of EXCO Holdings which are not currently vested or exercisable.

(4)
Mr. Eubank is a Director of EXCO, ROJO Pipeline, Inc. (formerly known as Taurus Acquisition, Inc.), North Coast Energy, Inc. and North Coast Energy Eastern, Inc. and is a Manager of EXCO Investment I, LLC, and Pinestone Resources, LLC. Mr. Eubank holds the following executive offices: President and Secretary of EXCO Holdings, President and Treasurer of EXCO, President of ROJO Pipeline, Inc., President of EXCO Investment I, LLC and President of EXCO Investment II, LLC. Does not include options to acquire 324,074 shares of Class A common stock of EXCO Holdings which are not currently vested or exercisable.

(5)
Dr. Ramsey holds the following executive offices: Chief Financial Officer of EXCO Holdings, Vice President and Chief Financial Officer of EXCO, Vice President of ROJO Pipeline, Inc., Vice President and Chief Financial Officer of EXCO Investment I, LLC, Vice President and Chief Financial Officer of EXCO Investment II, LLC, Vice President of North Coast Energy, Inc., Vice President of North Coast Energy Eastern, Inc. and Vice President and Chief Financial Officer of Pinestone Resources, LLC. Dr. Ramsey's Class A and Class B common stock of EXCO Holdings was assigned to a limited partnership in which Dr. Ramsey holds a 98.0% limited partnership interest. Does not include options to acquire 150,000 shares of Class A common stock of EXCO Holdings which are not currently vested or exercisable.

(6)
Mr. Evans holds the following executive offices: Vice President and Chief Operating Officer of EXCO, Vice President of North Coast Energy, Inc. and Vice President of North Coast Energy Eastern, Inc. Does not include options to acquire 259,259 shares of Class A common stock of EXCO Holdings which are not currently vested or exercisable.

(7)
Mr. Richard E. Miller holds the following executive offices: Vice President, General Counsel and Secretary of EXCO, Vice President and Secretary of ROJO Pipeline, Inc., Vice President and Secretary of EXCO Investment I, LLC, Vice President and Secretary of EXCO Investment II, LLC, Vice President and Assistant Secretary of North Coast Energy, Inc., Vice President and Assistant Secretary of North Coast Energy Eastern, Inc. and Vice President and Assistant Secretary of Pinestone Resources, LLC. Does not include options to acquire 129,630 shares of Class A common stock of EXCO Holdings which are not currently vested or exercisable.

(8)
Mr. Tessler is a Director of EXCO Holdings and EXCO. Mr. Tessler is a Managing Director of Cerberus Capital Management, L.P.

(9)
Mr. Cebula is a Director of EXCO Holdings and EXCO. Mr. Cebula is a Managing Director of Oaktree Capital Management, LLC.

(10)
Mr. Niehaus is a Director of EXCO Holdings and EXCO. Mr. Niehaus is the Chairman and Managing Partner of Greenhill Capital Partners, LLC and a Managing Director of Greenhill & Co., LLC.

(11)
Mr. Serota is a Director of EXCO Holdings and EXCO. Mr. Serota is a Managing Director of Ares Management, LLC.

(12)
Mr. Smith is Vice Chairman of EXCO.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,801,354	$3.00	4,161,614
Equity compensation plans not approved by security holders	—	—	—

Total	8,801,354	$3.00	4,161,614

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Historically, we have reimbursed a company owned by Mr. Douglas H. Miller for our use of his jet on corporate business. In 2004, the reimbursement totaled approximately $484,000, and does not reflect $93,000 in reimbursements that we received from the underwriters of our senior notes offering for the use of Mr. Miller's jet.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        PricewaterhouseCoopers LLP served as the Company's independent registered public accounting firm for the year ended December 31, 2004. Aggregate fees for professional services provided to the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2003 and 2004 were as follows:

	December 31,
	2003	2004
	(In thousands)
Audit fees	$151	$274
Audit related fees	55	110
Tax fees	—	—
All other fees	—	—

Total	$206	$384

Fees for audit services include fees associated with the annual audit and the reviews of EXCO's quarterly reports on Form 10-Q. Audit-related fees principally included accounting consultation. Tax fees, when incurred, include tax compliance and tax planning. Other fees include research materials.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

        The Audit Committee has adopted a policy that requires advance approval of all audit services and non-audit services performed by the independent registered public accounting firm or other public accounting firms. Audit services approved by the Audit Committee within the scope of the engagement of the independent registered public accounting firm are deemed to have been pre-approved. The policy further provides that pre-approval of non-audit services by the independent registered public accounting firm will not be required if:

  •
  the aggregate amount of all such non-audit services provided by the independent registered public accounting firm to EXCO does not constitute more than 5% of the total amount of revenues paid by EXCO to the independent auditor during that fiscal year;

  •
  such non-audit services were not recognized by EXCO at the time of the independent registered public accounting firm's engagement to be non-audit services; and

  •
  such non-audit services are promptly brought to the attention of the Audit Committee and approved by the Audit Committee prior to the completion of the audit.

        The Audit Committee may delegate to one or more members of the Audit Committee the authority to grant pre-approval of non-audit services provided that such member or members reports any decision to the Committee at its next scheduled meeting.

        The Audit Committee pre-approved all of the aggregate audit fees and the audit related fees set forth in the table.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.     Financial Statements

        See Index to Financial Statements on page 64 to this annual report.

2.     Financial Statement Schedules

        All schedules are omitted because the information is not required under the related instructions or is inapplicable or because the information is included in our consolidated financial statements or related notes.

3.     Exhibits

EXHIBIT NUMBER	Description Of Exhibit
3.1	Second Amended and Restated Articles of Incorporation of EXCO Resources, Inc., filed herewith.
3.2	Bylaws of EXCO Resources, Inc., as amended, filed herewith.
4.1
Indenture among EXCO Resources, Inc., the Subsidiary Guarantors and Wilmington Trust Company, as Trustee, dated as of January 20, 2004, filed as exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on January 21, 2004 and incorporated by reference herein.
4.2	First Supplemental Indenture by and among EXCO Resources, Inc., North Coast Energy, Inc., North Coast Energy Eastern, Inc. and Wilmington Trust Company, as Trustee, dated as of January 27, 2004.*
4.3	Second Supplemental Indenture by and among EXCO Resources, Inc., Pinestone Resources, LLC and Wilmington Trust Company, as Trustee, dated as of December 21, 2004, filed herewith.

4.4	Form of 7 1/4% Global Note Due 2011.**
4.5
Registration Rights Agreement by and among EXCO Resources, Inc., Credit Suisse First Boston LLC, Banc One Capital Markets, Inc., Banc of America Securities LLC, BNP Paribas Securities Corp., Comerica Securities, Inc., Fleet Securities, Inc., Scotia Capital (USA) Inc. and TD Securities (USA) Inc., dated January 20, 2004.*
4.6
Registration Rights Agreement by and among EXCO Resources, Inc., certain domestic subsidiaries of EXCO Resources, Inc., as guarantors, and Credit Suisse First Boston LLC, Banc One Capital Markets, Inc., BNP Paribas Securities Corp., Comerica Securities, Inc., Scotia Capital (USA) Inc. and TD Securities (USA) Inc, dated April 1, 2004.**
4.7	Pledge Agreement by and between EXCO Resources, Inc. and Wilmington Trust Company, as trustee, dated January 20, 2004.*
4.8
Securities Account Control Agreement, dated as of February 10, 2005, among EXCO Resources, Inc., JPMorgan Chase Bank, N.A., Wilmington Trust Company and JPMorgan Securities Inc., filed as an Exhibit to EXCO's Form 8-K/A Amendment No. 1 filed February 16, 2005 and incorporated by reference herein.
4.9
Securities Account Control Agreement, dated as of February 10, 2005, among EXCO Resources, Inc., Wilmington Trust Company and J.P. Morgan Securities Inc., filed as an Exhibit to EXCO's Form 8-K/A Amendment No. 1 filed February 16, 2005 and incorporated by reference herein.
10.1
Agreement and Plan of Merger among EXCO Resources, Inc., EXCO Holdings Inc. and ER Acquisition, Inc., dated March 11, 2003, filed as an Exhibit to EXCO's Form 8-K filed March 12, 2003 and incorporated by reference herein.
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

10.21
Third Amendment to the Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined therein, dated June 28, 2004 filed as an Exhibit to EXCO's Form 10-Q filed August 13, 2004 and incorporated by reference herein.
10.22
Third Amendment to the Third Amended and Restated Credit Agreement between Addison Energy Inc. and Bank One, NA, Canada Branch, as Administrative Agent for itself and the lenders named therein, dated June 28, 2004 filed as an Exhibit to EXCO's Form 10-Q filed August 13, 2004 and incorporated by reference herein.
10.23	EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed as an Exhibit to EXCO's Form 10-Q filed August 13, 2004 and incorporated by reference herein. ***
10.24	First Amendment to the EXCO Holdings Inc. 2004 Long-term Incentive Plan, filed as an Exhibit to EXCO's Form 8-K filed November 24, 2004 and incorporated by reference herein.***
10.25
Form of Nonqualified Stock Option Agreement of the EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed as an Exhibit to EXCO's Form 10-Q filed August 13, 2004 and incorporated by reference herein.***
10.26
Form of Incentive Stock Option Agreement of the EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed as an Exhibit to EXCO's Form 10-Q filed August 13, 2004 and incorporated by reference herein.***
10.27	EXCO Resources, Inc. Amended and Restated Severance Plan effective as of August 17, 2004 filed as an Exhibit to EXCO's Form 8-K filed November 24, 2004 and incorporated by reference herein.***
10.28	EXCO Holdings Inc. Employee Bonus Retention Plan, dated July 29, 2003 filed as an Exhibit to EXCO's Form 10-Q filed August 13, 2004 and incorporated by reference herein.***
10.29	Addison Energy Inc. Employee Bonus Retention Plan, dated July 29, 2003 filed as an Exhibit to EXCO's Form 10-Q filed August 13, 2004 and incorporated by reference herein.***
10.30	Unlimited Guaranty dated as of December 21, 2004 made by Pinestone Resources, LLC in favor of Bank One, NA, Canada Branch, as Agent, filed herewith.
10.31	Subsidiary Guaranty dated as of December 21, 2004 made by Pinestone Resources, LLC in favor of Bank One, NA, as Agent, filed herewith.
10.32
Share and Debt Purchase Agreement, dated effective January 12, 2005, among 1143928 Alberta Ltd., EXCO Resources, Inc. and Taurus Acquisition, Inc. filed as an Exhibit to EXCO's Form 8-K filed January 21, 2005 and incorporated by reference herein.
10.33
First Amending Agreement to the Share and Debt Purchase Agreement, dated effective February 8, 2005, among 1143928 Alberta Ltd., EXCO Resources, Inc. and Taurus Acquisition, Inc., filed as an Exhibit to EXCO's Form 8-K/A Amendment No. 1 filed February 16, 2005 and incorporated by reference herein.

10.34
Securities Account Control Agreement, dated as of February 10, 2005, among EXCO Resources, Inc., JPMorgan Chase Bank, N.A., Wilmington Trust Company and JPMorgan Securities Inc., filed as an Exhibit to EXCO's Form 8-K/A Amendment No. 1 filed February 16, 2005 and incorporated by reference herein.
10.35
Securities Account Control Agreement, dated as of February 10, 2005, among EXCO Resources, Inc., Wilmington Trust Company and J.P. Morgan Securities Inc., filed as an Exhibit to EXCO's Form 8-K/A Amendment No. 1 filed February 16, 2005 and incorporated by reference herein.
10.36
Indenture among EXCO Resources, Inc., the Subsidiary Guarantors and Wilmington Trust Company, as Trustee, dated as of January 20, 2004, filed as exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on January 21, 2004 and incorporated by reference herein.
10.37	First Supplemental Indenture by and among EXCO Resources, Inc., North Coast Energy, Inc., North Coast Energy Eastern, Inc. and Wilmington Trust Company, as Trustee, dated as of January 27, 2004.*
10.38	Second Supplemental Indenture by and among EXCO Resources, Inc., Pinestone Resources, LLC and Wilmington Trust Company, as Trustee, dated as of December 21, 2004, filed herewith as exhibit 4.3.
10.39	Form of 7 1/4% Global Note Due 2011.**
10.40
Registration Rights Agreement by and among EXCO Resources, Inc., Credit Suisse First Boston LLC, Banc One Capital Markets, Inc., Banc of America Securities LLC, BNP Paribas Securities Corp., Comerica Securities, Inc., Fleet Securities, Inc., Scotia Capital (USA) Inc. and TD Securities (USA) Inc., dated January 20, 2004.*
14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officers, filed as an Exhibit to EXCO's Form 8-K filed November 24, 2004 and incorporated by reference herein.
14.2	Code of Business Conduct and Ethics for Directors, Officers and Employees, filed as an Exhibit to EXCO's Form 8-K filed November 24, 2004 and incorporated by reference herein.
21.1	Subsidiaries of the registrant, filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Accounting Officer of EXCO Resources, Inc., filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed herewith.

99.1	Audit Committee Charter, filed as an Exhibit to EXCO's Form 8-K filed November 24, 2004 and incorporated by reference herein.

*
Filed as an Exhibit to EXCO's Form S-4 filed March 25, 2004 and incorporated by reference herein.
**
Filed as an Exhibit to EXCO's Pre-effective Amendment No. 1 to the Form S-4 filed April 20, 2004 and incorporated by reference herein.
***
These exhibits are management contracts.

SIGNATURE PAGE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCO RESOURCES, INC. (Registrant)
Date: March 31, 2005	By:	/s/ DOUGLAS H. MILLER Douglas H. Miller Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 31, 2005	/s/ DOUGLAS H. MILLER Douglas H. Miller Director, Chairman and Chief Executive Officer
/s/ STEPHEN F. SMITH Stephen F. Smith Director, Vice Chairman
/s/ T. W. EUBANK T. W. Eubank Director, President and Treasurer
/s/ J. DOUGLAS RAMSEY J. Douglas Ramsey Director, Vice President and Chief Financial Officer
/s/ RICHARD E. MILLER Richard E. Miller Director
/s/ VINCENT J. CEBULA Vincent J. Cebula Director
/s/ ROBERT H. NIEHAUS Robert H. Niehaus Director
/s/ JEFFREY SEROTA Jeffrey Serota Director
/s/ LENARD TESSLER Lenard Tessler Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

(a)(i)	No annual report has been sent to security holders.
(a)(ii)	No proxy statement, form of proxy or other proxy soliciting material has been sent to any security holders with respect to any annual or other meeting of security holders.

Index to Exhibits

EXHIBIT NUMBER	Description Of Exhibit
3.1	Second Amended and Restated Articles of Incorporation of EXCO Resources, Inc., filed herewith.
3.2	Bylaws of EXCO Resources, Inc., as amended, filed herewith.
4.1
Indenture among EXCO Resources, Inc., the Subsidiary Guarantors and Wilmington Trust Company, as Trustee, dated as of January 20, 2004, filed as exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on January 21, 2004 and incorporated by reference herein.
4.2	First Supplemental Indenture by and among EXCO Resources, Inc., North Coast Energy, Inc., North Coast Energy Eastern, Inc. and Wilmington Trust Company, as Trustee, dated as of January 27, 2004.*
4.3	Second Supplemental Indenture by and among EXCO Resources, Inc., Pinestone Resources, LLC and Wilmington Trust Company, as Trustee, dated as of December 21, 2004, filed herewith.
4.4	Form of 7 1/4% Global Note Due 2011.**
4.5
Registration Rights Agreement by and among EXCO Resources, Inc., Credit Suisse First Boston LLC, Banc One Capital Markets, Inc., Banc of America Securities LLC, BNP Paribas Securities Corp., Comerica Securities, Inc., Fleet Securities, Inc., Scotia Capital (USA) Inc. and TD Securities (USA) Inc., dated January 20, 2004.*
4.6
Registration Rights Agreement by and among EXCO Resources, Inc., certain domestic subsidiaries of EXCO Resources, Inc., as guarantors, and Credit Suisse First Boston LLC, Banc One Capital Markets, Inc., BNP Paribas Securities Corp., Comerica Securities, Inc., Scotia Capital (USA) Inc. and TD Securities (USA) Inc, dated April 1, 2004.**
4.7	Pledge Agreement by and between EXCO Resources, Inc. and Wilmington Trust Company, as trustee, dated January 20, 2004.*
4.8
Securities Account Control Agreement, dated as of February 10, 2005, among EXCO Resources, Inc., JPMorgan Chase Bank, N.A., Wilmington Trust Company and JPMorgan Securities Inc., filed as an Exhibit to EXCO's Form 8-K/A Amendment No. 1 filed February 16, 2005 and incorporated by reference herein.
4.9
Securities Account Control Agreement, dated as of February 10, 2005, among EXCO Resources, Inc., Wilmington Trust Company and J.P. Morgan Securities Inc., filed as an Exhibit to EXCO's Form 8-K/A Amendment No. 1 filed February 16, 2005 and incorporated by reference herein.
10.1
Agreement and Plan of Merger among EXCO Resources, Inc., EXCO Holdings Inc. and ER Acquisition, Inc., dated March 11, 2003, filed as an Exhibit to EXCO's Form 8-K filed March 12, 2003 and incorporated by reference herein.
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
10.21
Third Amendment to the Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined therein, dated June 28, 2004 filed as an Exhibit to EXCO's Form 10-Q filed August 13, 2004 and incorporated by reference herein.
10.22
Third Amendment to the Third Amended and Restated Credit Agreement between Addison Energy Inc. and Bank One, NA, Canada Branch, as Administrative Agent for itself and the lenders named therein, dated June 28, 2004 filed as an Exhibit to EXCO's Form 10-Q filed August 13, 2004 and incorporated by reference herein.
10.23	EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed as an Exhibit to EXCO's Form 10-Q filed August 13, 2004 and incorporated by reference herein. ***
10.24	First Amendment to the EXCO Holdings Inc. 2004 Long-term Incentive Plan, filed as an Exhibit to EXCO's Form 8-K filed November 24, 2004 and incorporated by reference herein.***
10.25
Form of Nonqualified Stock Option Agreement of the EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed as an Exhibit to EXCO's Form 10-Q filed August 13, 2004 and incorporated by reference herein.***
10.26
Form of Incentive Stock Option Agreement of the EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed as an Exhibit to EXCO's Form 10-Q filed August 13, 2004 and incorporated by reference herein.***
10.27	EXCO Resources, Inc. Amended and Restated Severance Plan effective as of August 17, 2004 filed as an Exhibit to EXCO's Form 8-K filed November 24, 2004 and incorporated by reference herein.***
10.28	EXCO Holdings Inc. Employee Bonus Retention Plan, dated July 29, 2003 filed as an Exhibit to EXCO's Form 10-Q filed August 13, 2004 and incorporated by reference herein.***
10.29	Addison Energy Inc. Employee Bonus Retention Plan, dated July 29, 2003 filed as an Exhibit to EXCO's Form 10-Q filed August 13, 2004 and incorporated by reference herein.***
10.30	Unlimited Guaranty dated as of December 21, 2004 made by Pinestone Resources, LLC in favor of Bank One, NA, Canada Branch, as Agent, filed herewith.
10.31	Subsidiary Guaranty dated as of December 21, 2004 made by Pinestone Resources, LLC in favor of Bank One, NA, as Agent, filed herewith.
10.32
Share and Debt Purchase Agreement, dated effective January 12, 2005, among 1143928 Alberta Ltd., EXCO Resources, Inc. and Taurus Acquisition, Inc. filed as an Exhibit to EXCO's Form 8-K filed January 21, 2005 and incorporated by reference herein.

10.33
First Amending Agreement to the Share and Debt Purchase Agreement, dated effective February 8, 2005, among 1143928 Alberta Ltd., EXCO Resources, Inc. and Taurus Acquisition, Inc., filed as an Exhibit to EXCO's Form 8-K/A Amendment No. 1 filed February 16, 2005 and incorporated by reference herein.
10.34
Securities Account Control Agreement, dated as of February 10, 2005, among EXCO Resources, Inc., JPMorgan Chase Bank, N.A., Wilmington Trust Company and JPMorgan Securities Inc., filed as an Exhibit to EXCO's Form 8-K/A Amendment No. 1 filed February 16, 2005 and incorporated by reference herein.
10.35
Securities Account Control Agreement, dated as of February 10, 2005, among EXCO Resources, Inc., Wilmington Trust Company and J.P. Morgan Securities Inc., filed as an Exhibit to EXCO's Form 8-K/A Amendment No. 1 filed February 16, 2005 and incorporated by reference herein.
10.36
Indenture among EXCO Resources, Inc., the Subsidiary Guarantors and Wilmington Trust Company, as Trustee, dated as of January 20, 2004, filed as exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on January 21, 2004 and incorporated by reference herein.
10.37	First Supplemental Indenture by and among EXCO Resources, Inc., North Coast Energy, Inc., North Coast Energy Eastern, Inc. and Wilmington Trust Company, as Trustee, dated as of January 27, 2004.*
10.38	Second Supplemental Indenture by and among EXCO Resources, Inc., Pinestone Resources, LLC and Wilmington Trust Company, as Trustee, dated as of December 21, 2004, filed herewith as exhibit 4.3.
10.39	Form of 7 1/4% Global Note Due 2011.**
10.40
Registration Rights Agreement by and among EXCO Resources, Inc., Credit Suisse First Boston LLC, Banc One Capital Markets, Inc., Banc of America Securities LLC, BNP Paribas Securities Corp., Comerica Securities, Inc., Fleet Securities, Inc., Scotia Capital (USA) Inc. and TD Securities (USA) Inc., dated January 20, 2004.*
14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officers, filed as an Exhibit to EXCO's Form 8-K filed November 24, 2004 and incorporated by reference herein.
14.2	Code of Business Conduct and Ethics for Directors, Officers and Employees, filed as an Exhibit to EXCO's Form 8-K filed November 24, 2004 and incorporated by reference herein.
21.1	Subsidiaries of the registrant, filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Accounting Officer of EXCO Resources, Inc., filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed herewith.
99.1	Audit Committee Charter, filed as an Exhibit to EXCO's Form 8-K filed November 24, 2004 and incorporated by reference herein.

*
Filed as an Exhibit to EXCO's Form S-4 filed March 25, 2004 and incorporated by reference herein.

**
Filed as an Exhibit to EXCO's Pre-effective Amendment No. 1 to the Form S-4 filed April 20, 2004 and incorporated by reference herein.
***
These exhibits are management contracts.

QuickLinks

TABLE OF CONTENTS
EXCO RESOURCES, INC. PART I
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EXCO RESOURCES, INC. INDEX TO FINANCIAL STATEMENTS Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EXCO RESOURCES, INC. CONSOLIDATED BALANCE SHEETS
EXCO RESOURCES, INC. CONSOLIDATED BALANCE SHEETS
EXCO RESOURCES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
EXCO RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
EXCO RESOURCES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
EXCO RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
EXCO RESOURCES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Year Ended December 31, 2003
Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Year Ended December 31, 2004
EXCO RESOURCES, INC. CONSOLIDATING BALANCE SHEET (Unaudited) December 31, 2003
EXCO RESOURCES, INC. CONSOLIDATING BALANCE SHEET (Unaudited) December 31, 2004
EXCO RESOURCES, INC. CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited) For the 209 Day Period Ended July 28, 2003
EXCO RESOURCES, INC. CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited) For the 156 Day Period Ended December 31, 2003
EXCO RESOURCES, INC. CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited) For the Year Ended December 31, 2004
EXCO RESOURCES, INC. CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited) For the 209 Day Period Ended July 28, 2003
EXCO RESOURCES, INC. CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited) For the 156 Day Period Ended December 31, 2003
EXCO RESOURCES, INC. CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited) For the Year Ended December 31, 2004
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURE PAGE
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
Index to Exhibits