Form 10-Q
period 2005-06-30
EXCO RESOURCES INC
filed 2005-08-15
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

YES ☐   NO ☒

The number of shares of common stock, par value $0.01 per share, outstanding at July 31, 2005 was 1,000.

EXCO RESOURCES, INC.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at December 31, 2004 and June 30, 2005
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2005
Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2004 and 2005
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2004 and 2005
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION
Item 6.	Exhibits

Signatures
Index to Exhibits

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	June 30,
	2004	2005
		(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$26,408	$290,935
Accounts receivable:
Oil and natural gas sales	32,752	15,331
Joint interest	4,539	1,105
Income taxes and other	1,630	12,567
Deferred tax asset	3,121	14,426
Oil and natural gas derivatives	273	—
Marketable securities	69	—
Other	7,056	5,005
Total current assets	75,848	339,369
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	22,199	20,327
Proved developed and undeveloped oil and natural gas properties	794,844	497,688
Accumulated depreciation, depletion and amortization	(60,449)	(46,033)
Oil and natural gas properties, net	756,594	471,982
Gas gathering, office and field equipment, net	27,281	29,382
Goodwill	51,416	19,984
Deferred financing costs, net and other assets	10,884	9,435
Total assets	$922,023	$870,152

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	June 30,
	2004	2005
		(Unaudited)

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable and accrued liabilities	$42,871	$22,912
Accrued interest payable	14,959	14,632
Revenues and royalties payable	8,641	7,266
Income taxes payable	8,665	21,723
Deferred income taxes	710	—
Current portion of asset retirement obligations	2,418	1,713
Oil and natural gas derivatives	27,431	11,664
Total current liabilities	105,695	79,910
Long-term debt	47,396	1
7¼% senior notes due 2011	452,953	452,749
Asset retirement obligations and other long-term liabilities	26,330	12,116
Deferred income taxes	59,102	3,674
Oil and natural gas derivatives	26,796	43,547
Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, $.01 par value: Authorized shares-100,000; Issued and outstanding shares-1,000 at December 31, 2004 and June 30, 2005	1	1
Additional paid-in capital	—	—
Capital contributed by EXCO Holdings Inc.	172,045	172,045
Retained earnings	10,338	106,109
Accumulated other comprehensive income:
Foreign currency translation adjustments	21,384	—
Unrealized loss on equity investments	(17)	—
Total shareholder’s equity	203,751	278,155
Total liabilities and shareholder’s equity	$922,023	$870,152

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005

Revenues and other income:
Oil and natural gas	$36,204	$40,769	$64,871	$79,698
Commodity price risk management activities	(15,717)	(12,358)	(39,279)	(69,748)
Interest and other income	483	3,242	949	3,624
Total revenues and other income	20,970	31,653	26,541	13,574
Costs and expenses:
Oil and natural gas production	7,203	7,594	13,668	14,383
Depreciation, depletion and amortization	7,135	7,859	13,188	15,715
Accretion of discount on asset retirement obligations	210	202	408	405
General and administrative	4,389	6,006	7,635	11,174
Interest	8,990	8,565	16,599	17,316
Total costs and expenses	27,927	30,226	51,498	58,993
Income (loss) from continuing operations before income taxes	(6,957)	1,427	(24,957)	(45,419)
Income tax benefit	(1,839)	(950)	(8,544)	(19,157)
Income (loss) from continuing operations	(5,118)	2,377	(16,413)	(26,262)
Discontinued operations:
Income (loss) from operations	10,228	—	14,209	(4,402)
Gain on disposition of Addison Energy Inc.	—	1,631	—	175,717
Income tax expense	2,354	482	4,106	49,282
Income from discontinued operations	7,874	1,149	10,103	122,033
Net income (loss)	$2,756	$3,526	$(6,310)	$95,771

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Operating Activities:
Net income (loss)	$2,756	$3,526	$(6,310)	$95,771
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of Addison Energy Inc.	—	(1,631)	—	(175,717)
Foreign currency transaction loss	—	—	—	3,461
Depreciation, depletion and amortization	12,335	7,859	23,091	18,040
Accretion of discount on asset retirement obligations	420	202	836	535
Non-cash change in fair value of derivatives	9,060	12,007	31,923	1,013
Deferred income taxes	(1,997)	(2,929)	(9,251)	(28,275)
Amortization of deferred financing costs	817	437	2,956	957
Proceeds from sale of Enron claim	4,750	—	4,750	—
Other operating activities	—	3	1	3
Effect of changes in:
Accounts receivable	(4,439)	2,527	(396)	(6,898)
Other current assets	(1,036)	(2,069)	32	(778)
Accounts payable and other current liabilities	11,949	11,459	16,049	7,999
Net cash provided by (used in) operating activities	34,615	31,391	63,681	(83,889)
Investing Activities:
Acquisition of North Coast Energy, Inc., less cash acquired	(78)	—	(215,133)	—
Additions to oil and natural gas properties, gathering systems and equipment	(34,624)	(22,138)	(62,172)	(55,532)
Proceeds from disposition of oil and natural gas properties	6,966	3,380	13,812	7,294
Proceeds from sale of Addison Energy Inc., net of cash sold of $1,415	—	(252)	—	443,397
Advances/investments with affiliates	73	189	60	239
Proceeds from sales of marketable securities	—	59	781	59
Other investing activities	(100)	—	(115)	—
Net cash provided by (used in) investing activities	(27,763)	(18,762)	(262,767)	395,457
Financing Activities:
Proceeds from long-term debt	103,250	—	460,351	100,901
Payments on long-term debt	(91,094)	—	(209,563)	(148,247)
Deferred financing costs	(1,963)	—	(13,182)	305
Net cash provided by (used in) financing activities	10,193	—	237,606	(47,041)
Net increase in cash	17,045	12,629	38,520	264,527
Cash at beginning of period	28,647	278,306	7,333	26,408
Effect of exchange rates on cash and cash equivalents	(2,870)	—	(3,031)	—
Cash at end of period	$42,822	$290,935	$42,822	$290,935

Supplemental Cash Flow Information:
Interest paid	$355	$955	$2,214	$17,650
Income taxes paid	$1,907	$835	$2,693	$38,125

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005

Net income (loss)	$2,756	$3,526	$(6,310)	$95,771
Other comprehensive income (loss):
Reclassification of foreign currency translation adjustment	(1,730)	—	(2,753)	—
Reclassification of equity investment adjustment	—	16	—	17
Unrealized loss on equity investments	(30)	—	(2)	—
Total comprehensive income (loss)	$996	$3,542	$(9,065)	$95,788

See accompanying notes.

EXCO RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

1.                      Basis of Presentation

EXCO Resources, Inc., a Texas corporation (EXCO), was formed in 1955.  Our operations consist primarily of acquiring interests in producing oil and natural gas properties located in the continental United States and, until February 10, 2005, in Canada.  We also act as the operator of most of these properties and receive overhead reimbursement fees as a result.

The accompanying condensed consolidated balance sheets as of December 31, 2004 and June 30, 2005 and the results of operations, cash flows and comprehensive income for the three and six months ended June 30, 2004 and 2005 are for EXCO and its subsidiaries.  All intercompany transactions have been eliminated.  Our results of operations for the three and six months ended June 30, 2004 have been reclassified to reflect the results of our former Canadian subsidiary, Addison Energy Inc. (Addison), as discontinued operations.  Certain prior year amounts have been reclassified to conform to the current year presentation.

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading.  You should read these unaudited interim financial statements in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Certain of our employees have been granted stock options under our parent company’s (EXCO Holdings Inc., or Holdings) 2004 Long-Term Incentive Plan (the Holdings Plan).  The Holdings Plan provides for grants of stock options that can be exercised for Class A common shares of Holdings.  The stock options vest upon the earlier of specified events or three years from the date of grant and expire ten years after the date of grant.  Holdings has reserved 12,962,968 shares of its Class A common stock for issuance upon the exercise of stock options.  As of June 30, 2005, options to purchase 8,606,906 shares of Holdings’ common stock were outstanding.

Effective with the grant of the Holdings’ options on June 3 and June 4, 2004, we elected to continue to utilize the accounting method prescribed by APB No. 25 under which no compensation expense is required to be recognized upon the issuance of stock options to our employees as the exercise price of the option is equal to or higher than the fair value of the underlying common stock at the date of grant.

Under the minimum value method as prescribed under SFAS No. 123, no compensation expense would have been incurred under SFAS No. 123 during the three and six month periods ended June 30, 2004 and 2005 from the granting of these stock options and as such, no pro forma disclosure is required.

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

SFAS No. 123(R) must be adopted by us effective January 1, 2006 and permits public companies to adopt its requirements using one of two methods:

•                  A “modified prospective” method in which compensation cost is recognized based on the requirements of SFAS No. 123 ( R ) for all share-based payments granted prior to the effective date of SFAS No. 123(R) that remain unvested on the adoption date.

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

Foreign Currency Translation

In April 2004, Addison, our Canadian wholly-owned subsidiary, entered into a long-term note agreement with a U.S. subsidiary of EXCO in the amount of $98.8 million.  Addison used the proceeds of this borrowing to repay virtually all of its then outstanding indebtedness under its Canadian credit agreement in April 2004.  The Addison note, which was denominated in U.S. dollars, was repaid in full on February 10, 2005 upon the sale of Addison (See “Note 2. Sale of Addison Energy Inc.”).  Under the provisions of SFAS No. 52, “Foreign Currency Translation”, Addison was required to recognize any foreign transaction gains or losses in its statement of operations when translating this liability from U.S. dollars to Canadian dollars. Gain or loss recognized by Addison was not eliminated when preparing EXCO’s consolidated statement of operations.  As a result, the loss from discontinued operations in the condensed consolidated statements of operations for the six months ended June 30, 2005 includes non-cash foreign currency transaction gains of $3.5 million.

2.             Sale of Addison Energy Inc.

On January 17, 2005, our directors approved the Share and Debt Purchase Agreement (the Addison Purchase Agreement), dated effective January 12, 2005, among 1143928 Alberta Ltd., a corporation organized under the laws of the Province of Alberta (Purchaser) and a wholly-owned subsidiary of NAL Oil & Gas Trust, an Alberta trust, EXCO and our wholly-owned subsidiary, Taurus Acquisition, Inc. (Taurus), now known as ROJO Pipeline, Inc.  The Addison Purchase Agreement provided that EXCO would sell to Purchaser all of the issued and outstanding shares of common stock of Addison, our wholly-owned subsidiary through which all of our Canadian operations were conducted.  The Addison Purchase Agreement also provided that Taurus would sell to Purchaser a promissory note in the amount of U.S. $98.8 million and a promissory note in the amount of Cdn. $108.3 million (U.S. $79.3 million) (collectively, the Addison Notes), each of which were issued by Addison in favor of Taurus.  This transaction closed on February 10, 2005.

The aggregate purchase price, before contractual adjustments, for the stock and the Addison Notes was Cdn. $553.3 million (U.S. $445.1 million).  Of this amount, Cdn. $90.1 million (U.S. $72.1 million) was used to repay in full all outstanding balances under Addison’s credit facility while Cdn. $56.2 million (U.S. $45.2 million)

was withheld and remitted to the Canadian government for potential income taxes that we may owe resulting from the sale of the stock.  We have recorded a receivable in the amount of Cdn. $14.6 million (U.S. $11.9 million) for our estimate of the excess of the amount withheld for Canadian income taxes from the sales proceeds over the estimated amount of Canadian income taxes that are actually owed on the gain from the sale.  The purchase price is subject to further adjustment based upon, among other items, the final determination of Addison’s working capital balance as of February 1, 2005.  This working capital balance adjustment has not yet occurred as of the filing of this quarterly report.  We have, however, adjusted the current liability that we established to reflect our estimate of the potential adjustment.  As of June 30, 2005, we have adjusted the liability for our estimate of the working capital adjustment to Cdn. $1.6 million (U.S. $1.3 million).  The purchase price is also subject to additional adjustments based upon the outcome of Crown royalty and joint venture audits, if any, which may occur in the future for periods prior to February 1, 2005.

All severance payments paid or payable in respect of employees terminated up to May 31, 2005 were borne by EXCO.  If Purchaser or its affiliates makes an employment offer to a terminated employee and the employee accepts the offer, Purchaser is obligated to pay EXCO an amount equal to all severance payments paid to that employee.  This obligation is in effect for a period of six months for any employee terminated at closing and for an indefinite period for any employee terminated after closing but prior to May 31, 2005.  At closing, Cdn. $2.1 million (U.S. $1.7 million) was paid for severance payments made to Addison employees who were terminated at closing.  There were no additional employee terminations between closing and May 31, 2005.

We have recognized a gain from the sale of Addison in the amount of U.S. $175.7 million before income tax expense of U.S. $50.1 million related to the gain.  The cumulative adjustment resulting from the translation of Addison’s financial statements has been eliminated.  These amounts were considered in the determination of the gain on the sale.

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

In accordance with the terms of the indenture governing our senior notes (see “Note 8. Issuance of Senior Notes and the Acquisition of North Coast Energy, Inc.”), at the time of the closing of the Addison disposition, the security interest of the holders of our senior notes in two-thirds of the common stock of Addison was released and a second lien security interest (behind the first lien security interest under our U.S. credit agreement) was effected in U.S. $120.6 million of cash equivalents, which represents two-thirds of the net cash proceeds from the sale of the Addison stock.  An additional U.S. $75.8 million of proceeds from the Addison disposition were applied to temporarily pay down borrowings under our U.S. credit agreement to a nominal amount.  The remaining Addison disposition proceeds of U.S. $130.3 million have been invested in short-term investments as permitted under our U.S. credit agreement and our senior notes.  The net cash proceeds from the Addison disposition as determined under the indenture governing our senior notes was U.S. $326.8 million and may be used only in accordance with the terms of the indenture.  Section 4.07 of the indenture provides that the net cash proceeds from an asset disposition must be used to permanently reduce debt, reinvest in our business or make an offer to the holders to repurchase their senior notes.  Since the sale of Addison, we have been evaluating a number of strategic alternatives.  The strategic alternatives being evaluated include, among other things:  (1) the acquisition of oil and natural gas assets or companies; (2) an issuance of EXCO Holdings’ or our equity securities; (3) a leveraged recapitalization of EXCO Holdings, which would include an equity buyout; (4) a spin-off of our Appalachian properties into a master limited partnership; or (5) payment of a dividend to EXCO Holdings’ shareholders.  There can be no assurance that any of these strategic alternatives, or any transaction, will be pursued or, if a transaction is pursued, that it will be consummated.

3.             Asset Retirement Obligations

The following is a reconciliation of our asset retirement obligations as of June 30, 2004 and 2005 (in thousands of dollars):

	Six Months Ended
	June 30,
	2004	2005
	(Unaudited)

Asset retirement obligation at January 1	$17,742	$28,043
Activity during the six months ended June 30:
Sale of Addison Energy Inc.	—	(14,796)
Liabilities incurred during period	8,545	390
Liabilities settled during period	(1,855)	(1,156)
Accretion of discount	836	405
Effect of foreign currency conversions	(309)	—
Asset retirement obligation as of June 30	24,959	12,886
Less current portion	1,325	1,713
Long-term portion	$23,634	$11,173

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

Unproved oil and natural gas properties are excluded from the calculation of depreciation, depletion and amortization until it is determined whether or not Proved Reserves can be assigned to such properties.  At December 31, 2004, $22.2 million in unproved oil and natural gas properties, of which $3.4 million was for Addison properties, and at June 30, 2005, $20.3 million in unproved oil and natural gas properties were excluded from our full cost pool in calculating our depreciation, depletion and amortization.  We assess our unproved oil and natural gas properties for impairment on a quarterly basis.

Depreciation, depletion and amortization of evaluated oil and natural gas properties is calculated separately for the United States and, until February 10, 2005, for the Canadian full cost pools using the unit-of-production method based on total Proved Reserves, as determined by independent petroleum reservoir engineers or by our internal engineers for our Canadian Proved Reserves at December 31, 2004.

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

In September 2004, the SEC released Staff Accounting Bulletin (SAB) No. 106 concerning the application of SFAS No. 143 by oil and natural gas producing companies following the full cost method of accounting.  In SAB No. 106, the SEC addressed the impact of SFAS No. 143 on the ceiling test calculation and on the calculation of depreciation, depletion and amortization.  Our adoption of SAB No. 106 effective January 1, 2005 did not have a significant impact upon our ceiling test calculation or on our calculation of depreciation, depletion and amortization.

5.             Segment Information

The only industry segment in which we operate is the oil and natural gas exploration and production industry; however, we are organizationally structured along geographic operating segments.  Our operating segments are EXCO and North Coast in the United States and, until February 10, 2005, Addison in Canada.  The following tables provide our interim operating segment data.

			Total
		North	United
	EXCO	Coast	States	Addison	Total
	(In thousands)
Three months ended June 30, 2004:
Revenues and other income:
Oil and natural gas	$16,625	$19,579	$36,204	$—	$36,204
Commodity price risk management activities	(10,827)	(4,890)	(15,717)	—	(15,717)
Other income	342	141	483	—	483
Total revenues and other income	6,140	14,830	20,970	—	20,970

Costs and expenses:
Oil and natural gas production	4,105	3,098	7,203	—	7,203
Depreciation, depletion and amortization	3,405	3,730	7,135	—	7,135
Accretion of discount on asset retirement obligations	108	102	210	—	210
General and administrative	3,230	1,159	4,389	—	4,389
Interest	8,896	94	8,990	—	8,990
Total costs and expenses	19,744	8,183	27,927	—	27,927
Income (loss) from continuing operations before income taxes	(13,604)	6,647	(6,957)	—	(6,957)
Income tax expense (benefit)	(3,874)	2,035	(1,839)	—	(1,839)
Income (loss) from continuing operations	(9,730)	4,612	(5,118)	—	(5,118)
Discontinued operations:
Income from operations	—	—	—	10,228	10,228
Income tax expense	—	—	—	2,354	2,354
Income from discontinued operations	—	—	—	7,874	7,874
Net income (loss)	$(9,730)	$4,612	$(5,118)	$7,874	$2,756
Total assets at end of period	$243,074	$247,924	$490,998	$305,667	$796,665
Goodwill at end of period	$22,139	$—	$22,139	$28,345	$50,484

			Total
		North	United
	EXCO	Coast	States	Addison	Total
	(In thousands)
Three months ended June 30, 2005:
Revenues and other income:
Oil and natural gas	$17,527	$23,242	$40,769	$—	$40,769
Commodity price risk management activities	(1,258)	(11,100)	(12,358)	—	(12,358)
Interest and other income	2,908	334	3,242	—	3,242
Total revenues and other income	19,177	12,476	31,653	—	31,653

Costs and expenses:
Oil and natural gas production	4,121	3,473	7,594	—	7,594
Depreciation, depletion and amortization	3,823	4,036	7,859	—	7,859
Accretion of discount on asset retirement obligations	92	110	202	—	202
General and administrative	4,874	1,132	6,006	—	6,006
Interest	8,565	—	8,565	—	8,565
Total costs and expenses	21,475	8,751	30,226	—	30,226
Income (loss) from continuing operations before income taxes	(2,298)	3,725	1,427	—	1,427
Income tax expense (benefit)	6,160	(7,110)	(950)	—	(950)
Income (loss) from continuing operations	(8,458)	10,835	2,377	—	2,377
Discontinued operations:
Loss from discontinued operations	—	—	—	—	—
Gain on disposition of Addison Energy Inc.	—	—	—	1,631	1,631
Income tax expense	—	—	—	482	482
Income from discontinued operations	—	—	—	1,149	1,149
Net income (loss)	$(8,458)	$10,835	$2,377	$1,149	$3,526
Total assets at end of period	$537,328	$332,824	$870,152	$—	$870,152
Goodwill at end of period	$19,984	$—	$19,984	$—	$19,984

	EXCO	North Coast	Total United States	Addison	Total
	(In thousands)
Six months ended June 30, 2004:
Revenues and other income:
Oil and natural gas	$32,942	$31,929	$64,871	$—	$64,871
Commodity price risk management activities	(22,928)	(16,351)	(39,279)	—	(39,279)
Other income	665	284	949	—	949
Total revenues and other income	10,679	15,862	26,541	—	26,541

Costs and expenses:
Oil and natural gas production	8,708	4,960	13,668	—	13,668
Depreciation, depletion and amortization	6,935	6,253	13,188	—	13,188
Accretion of discount on asset retirement obligations	242	166	408	—	408
General and administrative	5,820	1,815	7,635	—	7,635
Interest	16,445	154	16,599	—	16,599
Total costs and expenses	38,150	13,348	51,498	—	51,498
Income (loss) from continuing operations before income taxes	(27,471)	2,514	(24,957)	—	(24,957)
Income tax expense (benefit)	(8,745)	201	(8,544)	—	(8,544)
Income (loss) from continuing operations	(18,726)	2,313	(16,413)	—	(16,413)
Discontinued operations:
Income from operations	—	—	—	14,209	14,209
Income tax expense	—	—	—	4,106	4,106
Income from discontinued operations	—	—	—	10,103	10,103
Net income (loss)	$(18,726)	$2,313	$(16,413)	$10,103	$(6,310)
Total assets at end of period	$243,074	$247,924	$490,998	$305,667	$796,665
Goodwill at end of period	$22,139	$—	$22,139	$28,345	$50,484

	EXCO	North Coast	Total United States	Addison	Total
	(In thousands)
Six months ended June 30, 2005:
Revenues and other income:
Oil and natural gas	$33,714	$45,984	$79,698	$—	$79,698
Commodity price risk management activities	(20,856)	(48,892)	(69,748)	—	(69,748)
Interest and other income	3,130	494	3,624	—	3,624
Total revenues and other income	15,988	(2,414)	13,574	—	13,574

Costs and expenses:
Oil and natural gas production	7,598	6,785	14,383	—	14,383
Depreciation, depletion and amortization	7,581	8,134	15,715	—	15,715
Accretion of discount on asset retirement obligations	187	218	405	—	405
General and administrative	8,830	2,344	11,174	—	11,174
Interest	17,316	-	17,316	—	17,316
Total costs and expenses	41,512	17,481	58,993	—	58,993
Loss from continuing operations before income taxes	(25,524)	(19,895)	(45,419)	—	(45,419)
Income tax benefit	(1,668)	(17,489)	(19,157)	—	(19,157)
Loss from continuing operations	(23,856)	(2,406)	(26,262)	—	(26,262)
Discontinued operations:
Loss from discontinued operations	—	—	—	(4,402)	(4,402)
Gain on disposition of Addison Energy Inc.	—	—	—	175,717	175,717
Income tax expense	—	—	—	49,282	49,282
Income from discontinued operations	—	—	—	122,033	122,033
Net income (loss)	$(23,856)	$(2,406)	$(26,262)	$122,033	$95,771
Total assets at end of period	$537,328	$332,824	$870,152	$—	$870,152
Goodwill at end of period	$19,984	$—	$19,984	$—	$19,984

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

In January and March 2005, we closed several of our commodity price risk management contracts upon payments to our counterparties totaling $67.6 million, of which $15.0 million was related to the sale of Addison and $52.6 million was related to our U.S. production.  We also entered into new commodity price risk management contracts for increased volumes and with higher underlying product prices.  The following table sets forth our oil and natural gas derivatives as of June 30, 2005.  The fair values at June 30, 2005 are estimated from quotes from the counterparties and represent the amount that we would expect to receive or pay to terminate the contracts at June 30, 2005.  We have the right to offset amounts we expect to receive or pay among our individual counterparties.  As a result, we have offset amounts for financial statement presentation purposes.

	Volume Mmbtus/Bbls	Weighted Average Strike Price per Mmbtu/Bbl	Weighted Average Differential to NYMEX	Fair Value at June 30, 2005
	(In thousands, except prices and differentials)
Natural Gas:
Swaps:
Remainder of 2005	7,636	$6.96		$(3,188)
2006	13,323	6.78		(15,615)
2007	11,680	6.47		(13,839)
2008	2,745	4.55		(6,883)
2009	1,825	4.51		(3,936)
2010	1,825	4.51		(3,344)
2011	1,825	4.51		(2,956)
2012	1,830	4.51		(2,658)
2013	1,825	4.51		(2,370)
	44,514			(54,789)
Basis Protection Swaps:
Remainder of 2005	1,518		$(0.34)	188
	1,518			188
Floor Prices:
Remainder of 2005	534	4.25		—
	534			—
Total Natural Gas				(54,601)

Oil:
Swaps:
Remainder of 2005	110	52.84		(610)
Total Oil	110			(610)
Total Oil and Natural Gas				$(55,211)

At June 30, 2005, the average forward NYMEX oil price per Bbl for the remainder of calendar 2005 was $58.44 and the average forward NYMEX natural gas prices per Mmbtu for the remainder of calendar 2005 and for 2006 were $7.38 and $7.99, respectively.

7.             Credit Agreements

U.S. Credit Agreement.  On January 27, 2004, our U.S. credit agreement was amended and restated to provide for borrowings up to $250.0 million with a borrowing base of $120.0 million.  The amendment also provided for an extension of the U.S. credit agreement maturity date to January 27, 2007.  Upon the issuance of the $100.0 million in additional 7¼% senior notes on April 13, 2004, the U.S. credit agreement borrowing base was reduced to $95.0 million.  (See “Note 8. Issuance of Senior Notes and the Acquisition of North Coast Energy, Inc.”).  Effective June 28, 2004, the borrowing base was redetermined at $145.0 million.  Effective October 8, 2004, the borrowing base was reaffirmed at $145.0 million.  Effective August 12, 2005, the borrowing base was reaffirmed at $145.0 million.  The borrowing base will be redetermined each November 1 and May 1 thereafter.  Our borrowing base is determined based on a number of factors including commodity prices.  We use derivative financial instruments to lessen the impact of volatility in commodity prices.  At June 30, 2005, we had $1,000 of outstanding indebtedness and approximately $144.9 million available for borrowing.  Borrowings under our amended and restated U.S. credit agreement are collateralized by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties including North Coast Energy, Inc. (North Coast).  In addition, a first lien security interest was effected in $120.6 million of cash equivalents, which represents two-thirds of the net cash proceeds from the sale of the Addison stock.  At our election, interest on borrowings may be (i) the greater of the administrative agent’s prime rate or the federal funds effective rate plus 0.50% plus an applicable margin or (ii) LIBOR (London InterBank Offered Rate) plus an applicable margin.  At June 30, 2005, the six month LIBOR rate was 3.71%, which would result in an interest rate of approximately 4.96% on any new indebtedness we may incur under the U.S. credit agreement.

Canadian Credit Agreement.  On January 27, 2004, our Canadian credit agreement was amended and restated to provide for borrowings up to $189.4 million with a borrowing base of approximately $105.0 million (Cdn. $138.6 million using the exchange rate on January 26, 2004).  The amendment also provided for an extension of the Canadian credit agreement maturity date to January 27, 2007.  The issuance of the $100.0 million in additional 7¼% senior notes on April 13, 2004 did not impact the borrowing base under the Canadian credit agreement.  (See “Note 8. Issuance of Senior Notes and the Acquisition of North Coast Energy, Inc.”). Effective June 28, 2004, the borrowing base was redetermined at $105.0 million (Cdn. $141.7 million using the exchange rate on June 25, 2004).  Effective October 8, 2004, the borrowing base was reaffirmed at $105.0 million (Cdn. $132.4 million using the exchange rate on October 7, 2004). This facility was repaid in full and terminated on February 10, 2005 in conjunction with the sale of Addison.

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

As of June 30, 2005, we were in compliance with the covenants contained in our U.S. credit agreement.

U.S. Senior Term Loan.  On October 17, 2003, we entered into a $50.0 million senior term credit agreement. We borrowed all $50.0 million under the senior term credit agreement and we used the proceeds to repay a portion of our indebtedness under our U.S. credit agreement.  The U.S. senior term loan was paid in full on January 27, 2004 from the proceeds of the $350.0 million 7¼% senior notes issued on January 20, 2004.  See “Note 8. Issuance of Senior Notes and the Acquisition of North Coast Energy, Inc.”

Dividend Restrictions. We have not paid any cash dividends on our common stock.  In addition, our U.S. credit agreement and the indenture governing our senior notes (see “Note 8. Issuance of Senior Notes and the Acquisition of North Coast Energy, Inc.”) currently prohibit us from paying dividends on our common stock.  Even if our U.S. credit agreement and the indenture governing our senior notes permitted us to pay cash dividends, we can make those payments only from our surplus (the excess of the fair value of our total assets over the sum of our liabilities plus our total paid-in share capital).  In addition, we can pay cash dividends only if after paying those dividends we would be able to pay our liabilities as they become due.

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

Interest is payable on the senior notes semi-annually in arrears on January 15 and July 15 of each year.  We made interest payments on July 15, 2004, January 18, 2005 and July 15, 2005 in the amounts of $15.9 million, $16.3 million and $16.3 million, respectively.  The senior notes mature on January 15, 2011.  Prior to January 15, 2007, we may redeem all, but not less than all, of the senior notes in cash at a redemption price equal to 100% of the principal amount of the notes plus a premium.  We may redeem some or all of the senior notes beginning on January 15, 2007 for the redemption price set forth in the notes.  If a change of control occurs, subject to certain conditions, we must offer holders of the notes an opportunity to sell us their notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of the purchase.

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

The estimated fair value of our 7¼% senior notes due 2011 was $450.0 million as compared to the carrying amount of $452.7 million (including $2.7 million of unamortized premium) at June 30, 2005.  The fair value of the senior notes is estimated based on quoted market prices for the senior notes.

Concurrent with the issuance of the senior notes, we wrote-off $938,000 of costs incurred in January 2004 to secure bridge loan financing which was not utilized upon issuance of the senior notes and deferred financing costs of approximately $726,000 related to the senior term loan, which was retired with the proceeds of the senior notes. These amounts are reflected in the condensed consolidated statements of operations as interest expense.

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

The following table reflecting the pro forma results of operations for the six months ended June 30, 2004 has been derived from our unaudited consolidated statement of operations for the six months ended June 30, 2004 and North Coast’s unaudited consolidated financial statement of operations for the 26 day period from January 1 to January 26, 2004.  The pro forma results of operations give effect to the following events as if each occurred on January 1, 2004.

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

During North Coast’s 26 day period from January 1, 2004 to January 26, 2004, there were $11.9 million in investment banking fees, employee bonus and severance payments and other costs incurred in connection with the merger with EXCO that have been recognized as an increase in net loss in the following table.

Six Months Ended June 30, 2004
(Unaudited, in thousands)

Revenues and other income	$33,251
Net loss	(14,331)

The pro forma information presented herein does not purport to be indicative of the financial position or results of operations that would have actually occurred had the events discussed above occurred on the dates indicated or which may occur in the future.

9.             Acquisitions and Dispositions

Transactions, other than the sale of Addison, that occurred during the six months ended June 30, 2005

During the six months ended June 30, 2005, we completed two oil and natural gas property acquisitions.  Estimated total proved reserves net to our interest from the acquisitions included approximately 35.8 Mbbls of oil and 9.4 Bcf of natural gas.  The total purchase price for the acquisitions was approximately $19.7 million (approximately $19.5 million after contractual adjustments), funded with borrowings under our U.S. credit agreement and from surplus cash.  In addition, we acquired a small natural gas gathering system for $700,000 as part of one of the acquisitions.

During the six months ended June 30, 2005, we sold five oil and natural gas properties.  As of January 1, 2005, estimated total proved reserves net to our interest from these properties included approximately 348.8 Mbbls of oil and NGLs and 3.7 Bcf of natural gas.  The total sales proceeds we received were approximately $7.3 million.  During the six months ended June 30, 2004 and 2005, revenues, oil and natural gas production costs and depletion expense related to these properties were not significant.

Transactions, other than the acquisition of North Coast, that occurred during the six months ended June 30, 2004

During the six months ended June 30, 2004, we completed three natural gas property acquisitions in the

United States.  Estimated total proved reserves net to our interest from these acquisitions included approximately 18.9 Mbbls of oil and NGLs and 6.8 Bcf of natural gas.  The purchase price for the acquisitions was approximately $8.0 million funded from surplus cash.

During the six months ended June 30, 2004, we completed 14 sales of oil and natural gas properties in the United States.  As of January 1, 2004, estimated total proved reserves, net to our interest from these properties included approximately 1.7 Mmbbls of oil and NGLs and 9.1 Bcf of natural gas.  The total sales proceeds we received were approximately $13.8 million.  During the first six months of 2004, we recorded revenue of approximately $2.7 million and oil and natural gas production costs of $1.1 million on these properties through the date of their respective dispositions.

10.               Consolidating Financial Statements

Set forth below are condensed consolidating financial statements of EXCO, the guarantor subsidiaries and the non-guarantor subsidiary.  The senior notes are jointly and severally and unconditionally guaranteed by our current and some of our future subsidiaries in the United States (referred to as Guarantor Subsidiaries).  All of our subsidiaries are wholly-owned.  Addison was not a guarantor of the senior unsecured notes.  Instead, the notes were collateralized, subject to specified permitted liens and except as described below, by a second-priority security interest in 65% of the capital stock of Addison.  This share pledge was limited such that, at any time, the aggregate par value, book value as carried by us or market value (whichever was greatest) of such pledged capital stock was not equal to or greater than 20% of the then outstanding aggregate principal amount of the senior notes.  The senior notes were also collateralized by a second-priority security interest in 100% of the capital stock of Taurus, which was the payee on two intercompany promissory notes made by Addison.  These notes were sold to the purchaser in the Addison sale transaction.  As required by the indenture governing the senior notes, a second-priority security interest was established through a pledge of two-thirds of the net cash proceeds from the sale of the Addison stock.  The remaining net cash proceeds, which are not required to be pledged under the indenture, are subject to the indenture’s reinvestment provisions.

The following financial information presents consolidating financial statements, which include:

•                  EXCO Resources;

•                  the guarantor subsidiaries on a combined basis;

•                  the non-guarantor subsidiary;

•                  elimination entries necessary to consolidate EXCO Resources, the guarantor subsidiaries and the non-guarantor subsidiary; and

•                  EXCO on a consolidated basis.

EXCO Investment I, LLC and EXCO Investment II, LLC are guarantors of the senior notes.  These companies have no material operations and, accordingly, these companies have been omitted from the guarantor financial information.  Investments in subsidiaries are accounted for using the equity method of accounting.  The financial information for the guarantor subsidiaries is presented on a combined basis.  The elimination entries primarily eliminate investment in subsidiaries and intercompany balances and transactions.  As of January 27, 2004, North Coast Energy, Inc. and North Coast Energy Eastern, Inc. became guarantors of our senior notes.  As of December 21, 2004, Pinestone Resources, LLC became a guarantor of our senior notes.

EXCO RESOURCES, INC.

CONSOLIDATING BALANCE SHEETS (Unaudited)

December 31, 2004

	EXCO Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$8,535	$7,472	$10,401	$—	$26,408
Other current assets	12,132	12,902	24,406	—	49,440
Total current assets	20,667	20,374	34,807	—	75,848
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	783	18,046	3,370	—	22,199
Proved developed and undeveloped oil and natural gas properties	70,569	383,759	340,516	—	794,844
Allowance for depreciation, depletion and amortization	(9,592)	(22,115)	(28,742)	—	(60,449)
Oil and natural gas properties, net	61,760	379,690	315,144	—	756,594
Gas gathering, office and field equipment, net	1,935	25,079	267	—	27,281
Goodwill	19,984	—	31,432	—	51,416
Investments in and advances to affiliates	658,198	—	—	(658,198)	—
Other assets, net	10,779	22	83	—	10,884
Total assets	$773,323	$425,165	$381,733	$(658,198)	$922,023

Liabilities and Shareholder’s Equity
Current liabilities	$60,807	$10,284	$34,604	$—	$105,695
Long-term debt	487,453	—	12,896	—	500,349
Deferred income taxes	7,448	8,346	43,308	—	59,102
Other liabilities	30,532	6,963	15,631	—	53,126
Payable to parent	(16,668)	286,500	191,702	(461,534)	—
Commitments and contingencies	—	—	—	—	—
Shareholder’s equity	203,751	113,072	83,592	(196,664)	203,751
Total liabilities and shareholder’s equity	$773,323	$425,165	$381,733	$(658,198)	$922,023

EXCO RESOURCES, INC.

CONSOLIDATING BALANCE SHEETS (Unaudited)

June 30, 2005

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$262,729	$28,206	$—	$—	$290,935
Other current assets	28,379	20,055	—	—	48,434
Total current assets	291,108	48,261	—	—	339,369
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	—	20,327	—	—	20,327
Proved developed and undeveloped oil and natural gas properties	66,870	430,818	—	—	497,688
Allowance for depreciation, depletion and amortization	(11,947)	(34,086)	—	—	(46,033)
Oil and natural gas properties, net	54,923	417,059	—	—	471,982
Gas gathering, office and field equipment, net	1,893	27,489	—	—	29,382
Goodwill	19,984	—	—	—	19,984
Investments in and advances to affiliates	458,226	(38,384)	—	(419,842)	—
Other assets, net	9,398	37	—	—	9,435
Total assets	$835,532	$454,462	$—	$(419,842)	$870,152

Liabilities and Shareholder’s Equity
Current liabilities	$58,361	$21,549	$—	$—	$79,910
Long-term debt	452,750	—	—	—	452,750
Other liabilities	46,266	13,071	—	—	59,337
Payable to parent	—	317,986	—	(317,986)	—
Commitments and contingencies	—	—	—	—	—
Shareholder’s equity	278,155	101,856	—	(101,856)	278,155
Total liabilities and shareholder’s equity	$835,532	$454,462	$—	$(419,842)	$870,152

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended June 30, 2004

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(In thousands)
Revenues and other income:
Oil and natural gas sales	$11,246	$24,958	$—	$—	$36,204
Commodity price risk management activities	(10,827)	(4,890)	—	—	(15,717)
Other income	2,845	226	—	(2,588)	483
Equity in earnings of subsidiaries	12,865	—	—	(12,865)	—
Total revenues and other income	16,129	20,294	—	(15,453)	20,970

Costs and expenses:
Oil and natural gas production	3,099	4,104	—	—	7,203
Depreciation, depletion and amortization	1,926	5,209	—	—	7,135
Accretion of discount on asset retirement obligations	96	114	—	—	210
General and administrative	3,230	1,159	—	—	4,389
Interest	8,896	1,150	—	(1,056)	8,990
Total costs and expenses	17,247	11,736	—	(1,056)	27,927
Income (loss) from continuing operations before income taxes	(1,118)	8,558	—	(14,397)	(6,957)
Income tax expense (benefit)	(3,874)	2,035	—	—	(1,839)
Income (loss) from continuing operations	2,756	6,523	—	(14,397)	(5,118)
Discontinued operations:
Income from operations	—	—	8,696	1,532	10,228
Income tax expense	—	—	2,354	—	2,354
Income from discontinued operations	—	—	6,342	1,532	7,874
Net income (loss)	$2,756	$6,523	$6,342	$(12,865)	$2,756

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended June 30, 2005

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(In thousands)
Revenues and other income:
Oil and natural gas sales	$7,380	$33,389	$—	$—	$40,769
Commodity price risk management activities	(1,258)	(11,100)	—	—	(12,358)
Interest and other income	21,918	627	—	(19,303)	3,242
Equity in earnings of subsidiaries	(2,732)	—	—	2,732	—
Total revenues and other income	25,308	22,916	—	(16,571)	31,653

Costs and expenses:
Oil and natural gas production	2,154	5,440	—	—	7,594
Depreciation, depletion and amortization	1,295	6,564	—	—	7,859
Accretion of discount on asset retirement obligations	78	124	—	—	202
General and administrative	4,873	1,133	—	—	6,006
Interest	8,385	19,483	—	(19,303)	8,565
Total costs and expenses	16,785	32,744	—	(19,303)	30,226
Income (loss) from continuing operations before income taxes	8,523	(9,828)	—	2,732	1,427
Income tax expense (benefit)	6,146	(7,096)	—	—	(950)
Income (loss) from continuing operations	2,377	(2,732)	—	2,732	2,377
Discontinued operations:
Loss from operations	—	—	—	—	—
Gain on disposition of Addison Energy Inc.	1,631	—	—	—	1,631
Income tax expense	482	—	—	—	482
Income from discontinued operations	1,149	—	—	—	1,149
Net income (loss)	$3,526	$(2,732)	$—	$2,732	$3,526

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Six Months Ended June 30, 2004

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(In thousands)
Revenues and other income:
Oil and natural gas sales	$21,841	$43,030	$—	$—	$64,871
Commodity price risk management activities	(22,928)	(16,351)	—	—	(39,279)
Other income	3,883	369	—	(3,303)	949
Equity in earnings of subsidiaries	15,245	—	—	(15,245)	—
Total revenues and other income	18,041	27,048	—	(18,548)	26,541

Costs and expenses:
Oil and natural gas production	6,731	6,937	—	—	13,668
Depreciation, depletion and amortization	3,901	9,287	—	—	13,188
Accretion of discount on asset retirement obligations	199	209	—	—	408
General and administrative	5,820	1,815	—	—	7,635
Interest	16,445	1,925	—	(1,771)	16,599
Total costs and expenses	33,096	20,173	—	(1,771)	51,498
Income (loss) from continuing operations before income taxes	(15,055)	6,875	—	(16,777)	(24,957)
Income tax expense (benefit)	(8,745)	201	—	—	(8,544)
Income (loss) from continuing operations	(6,310)	6,674	—	(16,777)	(16,413)
Discontinued operations:
Income from operations	—	—	12,677	1,532	14,209
Gain on disposition of Addison Energy Inc.	—	—	—	—	—
Income tax expense	—	—	4,106	—	4,106
Income from discontinued operations	—	—	8,571	1,532	10,103
Net income (loss)	$(6,310)	$6,674	$8,571	$(15,245)	$(6,310)

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Six Months Ended June 30, 2005

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(In thousands)
Revenues and other income:
Oil and natural gas sales	$13,631	$66,067	$—	$—	$79,698
Commodity price risk management activities	(20,856)	(48,892)	—	—	(69,748)
Interest and other income	23,930	906	—	(21,212)	3,624
Equity in earnings of subsidiaries	(14,456)	—	—	14,456	—
Total revenues and other income	2,249	18,081	—	(6,756)	13,574

Costs and expenses:
Oil and natural gas production	4,425	9,958	—	—	14,383
Depreciation, depletion and amortization	2,614	13,101	—	—	15,715
Accretion of discount on asset retirement obligations	158	247	—	—	405
General and administrative	8,829	2,345	—	—	11,174
Interest	17,238	21,290	—	(21,212)	17,316
Total costs and expenses	33,264	46,941	—	(21,212)	58,993
Income (loss) from continuing operations before income taxes	(31,015)	(28,860)	—	14,456	(45,419)
Income tax benefit	(1,682)	(17,475)	—	—	(19,157)
Income (loss) from continuing operations	(29,333)	(11,385)	—	14,456	(26,262)
Discontinued operations:
Loss from operations	—	—	(4,402)	—	(4,402)
Gain on disposition of Addison Energy Inc.	175,717	—	—	—	175,717
Income tax expense	50,613	—	(1,331)	—	49,282
Income (loss) from discontinued operations	125,104	—	(3,071)	—	122,033
Net income (loss)	$95,771	$(11,385)	$(3,071)	$14,456	$95,771

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended June 30, 2004

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided by operating activities	$13,248	$17,990	$3,377	$—	$34,615
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(4,728)	(7,865)	(22,031)	—	(34,624)
Proceeds from disposition of oil and natural gas properties	3,423	3,543	—	—	6,966
Advances/investments with affiliates	(96,977)	(13,119)	110,169	—	73
Other investing activities	(78)	—	(100)	—	(178)
Net cash provided by (used in) investing activities	(98,360)	(17,441)	88,038	—	(27,763)
Financing Activities:
Proceeds from long-term debt	103,250	—	—	—	103,250
Payments on long-term debt	—	—	(91,094)	—	(91,094)
Deferred financing costs	(2,011)	—	48	—	(1,963)
Net cash provided by (used in) financing activities	101,239	—	(91,046)	—	10,193
Net increase in cash	16,127	549	369	—	17,045
Cash at beginning of period	14,444	9,566	4,637	—	28,647
Effect of exchange rates on cash and cash equivalents	—	—	(2,870)	—	(2,870)
Cash at end of period	$30,571	$10,115	$2,136	$—	$42,822

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended June 30, 2005

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided by operating activities	$22,908	$8,484	$—	$—	$31,391
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(2,298)	(19,840)	—	—	(22,138)
Proceeds from disposition of oil and natural gas properties	782	2,598	—	—	3,380
Proceeds from sale of Addison Energy Inc., net of cash sold	(252)	—	—	—	(252)
Advances/investments with affiliates	(20,191)	20,380	—	—	189
Other investing activities	59	—	—	—	59
Net cash provided by (used in) investing activities	(21,900)	3,138	—	—	(18,762)
Financing Activities:
Proceeds from long-term debt	—	—	—	—	—
Payments on long-term debt	—	—	—	—	—
Deferred financing costs	—	—	—	—	—
Other financing activities	—	—	—	—	—
Net cash provided by (used in) financing activities	—	—	—	—	—
Net increase in cash	1,007	11,622	—	—	12,629
Cash at beginning of period	261,722	16,584	—	—	278,306
Cash at end of period	$262,729	$28,206	$—	$—	$290,935

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2004

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided by operating activities	$14,622	$32,003	$17,056	$—	$63,681
Investing Activities:
Acquisition of North Coast Energy, Inc. less cash acquired	(225,562)	10,429	—	—	(215,133)
Additions to oil and natural gas properties, gathering systems and equipment	(9,498)	(13,774)	(38,900)	—	(62,172)
Proceeds from disposition of oil and natural gas properties	10,652	3,160	—	—	13,812
Advances/investments with affiliates	(104,353)	(21,703)	126,116	—	60
Other investing activities	781	—	(115)	—	666
Net cash provided by (used in) investing activities	(327,980)	(21,888)	87,101	—	(262,767)
Financing Activities:
Proceeds from long-term debt	460,351	—	—	—	460,351
Payments on long-term debt	(106,570)	—	(102,993)	—	(209,563)
Deferred financing costs	(13,224)	—	42	—	(13,182)
Net cash provided by (used in) financing activities	340,557	—	(102,951)	—	237,606
Net increase in cash	27,199	10,115	1,206	—	38,520
Effect of exchange rates on cash and cash equivalents	—	—	(3,031)	—	(3,031)
Cash at beginning of period	3,372	—	3,961	—	7,333
Cash at end of period	$30,571	$10,115	$2,136	$—	$42,822

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2005

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash used by operating activities	$(61,623)	$(3,108)	$(19,158)	$—	$(83,889)
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(21,427)	(33,661)	(444)	—	(55,532)
Proceeds from disposition of oil and natural gas properties	4,696	2,598	—	—	7,294
Proceeds from sale of Addison Energy Inc., net of cash sold	444,812	—	(1,415)	—	443,397
Advances/investments with affiliates	(5,681)	54,905	(48,985)	—	239
Other investing activities	59	—	—	—	59
Net cash provided by (used in) investing activities	422,459	23,842	(50,844)	—	395,457
Financing Activities:
Proceeds from long-term debt	41,300	—	59,601	—	100,901
Payments on long-term debt	(148,247)	—	—	—	(148,247)
Deferred financing costs	305	—	—	—	305
Net cash provided by (used in) financing activities	(106,642)	—	59,601	—	(47,041)
Net increase (decrease) in cash	254,194	20,734	(10,401)	—	264,527
Cash at beginning of period	8,535	7,472	10,401	—	26,408
Cash at end of period	$262,729	$28,206	$—	$—	$290,935

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this quarterly report regarding our future financial and operating performance and results, business strategy, market prices, future commodity price risk management activities, plans and forecasts and other statements that are not historical facts are forward-looking statements, as defined in Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act.  We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

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

We believe that it is important to communicate our expectations of future performance to our investors.  However, events may occur in the future that we are unable to accurately predict, or over which we have no control.  You are cautioned not to place undue reliance on a forward-looking statement.  When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this Quarterly Report, and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Overview

We are an independent energy company engaged in the acquisition, exploration, development and exploitation of oil and natural gas properties in the United States and, until February 10, 2005, Canada.  Our strategy is to grow primarily through the acquisition of proved oil and natural gas reserves and, to the extent possible, through the exploitation and development of these properties.  We expect to continue to use our cash proceeds from the sale of Addison Energy Inc. (Addison), surplus cash and debt, primarily under our credit agreement, to make future acquisitions.  We also expect to continue to enter into new derivative financial instruments to reduce our exposure to changes in the prices of oil and natural gas.  For the three year period ended December 31, 2004, we have spent in excess of $433.0 million on property and corporate acquisitions.  We spent an additional $20.3 million on property acquisitions during the first six months of 2005.

On January 27, 2004, we acquired all of the outstanding common stock of North Coast Energy, Inc. (North Coast) for a purchase price of approximately $225.1 million, including the assumption of $57.0 million in outstanding bank debt.  We funded the acquisition of North Coast through the issuance of $350.0 million in 7¼% senior unsecured notes on January 20, 2004.  On April 13, 2004 we issued an additional $100.0 million in 7¼% senior unsecured notes, of which approximately $98.8 million was used to repay substantially all of the indebtedness outstanding under our Canadian credit facility.

On February 10, 2005, 1143928 Alberta Ltd., a wholly-owned subsidiary of NAL Oil & Gas Trust, an Alberta trust, purchased all of the issued and outstanding shares of common stock of Addison, our wholly-owned subsidiary through which all of our Canadian operations were conducted, and two intercompany notes that Addison owed to our wholly-owned subsidiary, Taurus Acquisition, Inc. (Taurus), now known as ROJO Pipeline, Inc.  The aggregate purchase price was Cdn. $553.3 million (U.S. $445.1 million) less the payment of the outstanding balance under Addison’s credit facility of Cdn. $90.1 million (U.S. $72.1 million) and other adjustments as specified in the purchase agreement.  See “Note 2. Sale of Addison Energy Inc.” to the condensed consolidated financial statements for additional information.

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

Effective April 13, 2004, Addison entered into a long-term note agreement with Taurus in the amount of $98.8 million.  Addison used the proceeds of this borrowing to repay virtually all of its outstanding indebtedness under its Canadian credit agreement in April 2004.  The indebtedness, which was repayable in U.S. dollars, was repaid in full on February 10, 2005 upon the sale of Addison.  Under the provisions of SFAS No. 52—”Foreign Currency Translation”, Addison was required to recognize a foreign currency transaction gain or loss when translating this liability from U.S. dollars to Canadian dollars currently in its statement of operations.  Gain or loss recognized by Addison was not eliminated when preparing EXCO’s consolidated statement of operations.

Deferred Tax Asset Valuations

We periodically assess the probability of recovering recorded deferred tax assets based on our assessment of future earnings outlooks by tax jurisdiction.  These estimates are inherently imprecise because we make many assumptions in the assessment process.  At December 31, 2004 and June 30, 2005, we have provided for a valuation allowance in the amount of $2.6 million that is related to net operating loss carryforwards that are expected to expire without utilization.

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

Goodwill

As a result of a change in control, the going private transaction that occurred on July 29, 2003 was accounted for using the purchase method of accounting pursuant to SFAS No. 141, “Accounting for Business Combinations.”  As a result, EXCO Holdings’ cost of acquiring EXCO was allocated to the assets and liabilities acquired based upon estimated fair values.  Under applicable generally accepted accounting principles, the new basis of accounting for EXCO Holdings was “pushed down” to the subsidiary company, EXCO.  Therefore, EXCO’s financial position and operating results subsequent to July 28, 2003 reflect a new basis of accounting and are not comparable to prior periods. In addition, tax basis was carried over from the formerly public company as a result of the merger.  The going private purchase price was allocated to the assets acquired and liabilities assumed according to their estimated fair values.  The purchase price allocation resulted in $51.1 million of goodwill being recorded, $24.2 million in the United States EXCO geographic operating segment and $26.9 million in the Canadian geographic operating segment.  The goodwill amount related to the Canadian geographic operating segment has been removed from the condensed consolidated balance sheet at June 30, 2005, as a result of the sale of Addison on

February 10, 2005.  Changes in the balance of goodwill in the EXCO geographic operating segment from the date of acquisition to December 31, 2004 were the result of sales of oil and natural gas properties (based upon the relative fair value of our oil and natural gas properties prior to and after the sales) and the sale of a bankruptcy claim related to Enron Corp.  In a recent letter to oil and natural gas companies, the SEC has provided guidance concerning the treatment of goodwill in situations when a company sells less than 25% of its proved oil and natural gas reserves in a cost pool.  The guidance indicates that such dispositions may trigger a need to evaluate goodwill for impairment under SFAS No. 142.  As a result of this guidance, beginning January 1, 2005, we no longer reduce the balance of goodwill for property dispositions of less than 25% of our oil and natural gas reserves unless there is an indication that our goodwill is impaired as a result of the sale.

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

Our Results of Operations

The following is a discussion of our financial condition and results of operations for the three and six month periods ended June 30, 2004 and 2005.

The comparability of our results of operations from year to year is impacted by:

•                  the acquisition of North Coast on January 27, 2004;

•                  the sale of Addison on February 10, 2005;

•                  property acquisitions and, to a lesser degree, property dispositions that have occurred during the periods presented;

•                  significant changes in the amount of our long-term debt including the issuance of our senior notes on January 20, 2004 in the amount of $350.0 million and on April 13, 2004 in the amount of $103.3 million (including applicable premium); and

•                  significant fluctuations in oil and natural gas prices which impact our oil and natural gas revenues and our commodity price risk management activities.

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

We sell the majority of our natural gas under individually negotiated natural gas purchase contracts using market sensitive pricing.  Our sales contracts vary in length from spot market sales of a single day to term agreements that may extend for a year or more.  Our natural gas customers include utilities, natural gas marketing companies and a variety of commercial and industrial end users.  The natural gas purchase contracts define the terms and conditions unique to each of these sales.  The price received for natural gas sold on the spot market varies daily, reflecting changing market conditions.  We also gather natural gas for other producers for which we are compensated.

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

As a result of the sale of Addison on February 10, 2005, we no longer have operations in Canada. (See “Note 2. Sale of Addison Energy Inc.” included in “Item 1. Financial Statements (Unaudited)”).  As a result, we have treated Addison’s operating results as discontinued operations on the condensed consolidated statements of operations for the three and six month periods ended June 30, 2004 and 2005.

Revenues and Production

The following tables present our oil and natural gas revenues (before commodity price risk management activities), production and average unit sales price for the three and six month periods ended June 30, 2004 and

2005.  The tables also show the changes in these amounts between periods.  For purposes of these tables, EXCO includes all of our U.S. oil and natural gas properties other than those properties owned by North Coast.  The 2004 data presented for North Coast only reflects revenues and production since the date of our acquisition of North Coast on January 27, 2004.

	Three months ended June 30,		Quarter to quarter change	Six months ended June 30,		Year to year change
	2004	2005	2004-2005	2004	2005	2004-2005
	(Unaudited, in thousands)
Oil and natural gas revenues before commodity price risk management activities:
Oil revenues:
EXCO	$5,339	$4,838	$(501)	$10,977	$9,664	$(1,313)
North Coast	995	1,335	340	1,613	2,443	830
Total	$6,334	$6,173	$(161)	$12,590	$12,107	$(483)
Natural gas revenues:
EXCO	$10,839	$12,513	$1,674	$21,120	$23,693	$2,573
North Coast	18,584	21,907	3,323	30,316	43,541	13,225
Total	$29,423	$34,420	$4,997	$51,436	$67,234	$15,798
Natural gas liquids revenues:
EXCO	$447	$176	$(271)	$845	$357	$(488)
North Coast	—	—	—	—	—	—
Total	$447	$176	$(271)	$845	$357	$(488)
Total oil and natural gas revenues:
EXCO	$16,625	$17,527	$902	$32,942	$33,714	$772
North Coast	19,579	23,242	3,663	31,929	45,984	14,055
Total	$36,204	$40,769	$4,565	$64,871	$79,698	$14,827

	Three months ended June 30,		Quarter to quarter change	Six months ended June 30,		Year to year change
	2004	2005	2004-2005	2004	2005	2004-2005
	(Unaudited)
Production:
Oil (Mbbls):
EXCO	144	97	(47)	313	199	(114)
North Coast	29	27	(2)	49	51	2
Total	173	124	(49)	362	250	(112)
Natural gas (Mmcf):
EXCO	2,034	2,110	76	4,122	4,199	77
North Coast	2,842	2,893	51	4,851	5,924	1,073
Total	4,876	5,003	127	8,973	10,123	1,150
Natural gas liquids (Mbbls):
EXCO	16	6	(10)	31	12	(19)
North Coast	—	—	—	—	—	—
Total	16	6	(10)	31	12	(19)
Total production (Mmcfe):
EXCO	2,994	2,728	(266)	6,185	5,465	(720)
North Coast	3,016	3,055	39	5,145	6,230	1,085
Total	6,010	5,783	(227)	11,330	11,695	365

	Three months ended June 30,		Quarter to quarter change	Six months ended June 30,		Year to year change
	2004	2005	2004-2005	2004	2005	2004-2005
	(Unaudited)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl):
EXCO	$37.08	$49.88	$12.80	$35.07	$48.56	$13.49
North Coast	34.31	49.44	15.13	32.92	47.90	14.98
Total	36.61	49.78	13.17	34.78	48.43	13.65
Natural gas (per Mcf):
EXCO	$5.33	$5.93	$0.60	$5.12	$5.64	$0.52
North Coast	6.54	7.57	1.03	6.25	7.35	1.10
Total	6.03	6.88	0.85	5.73	6.64	0.91
Natural gas liquids (per Bbl):
EXCO	$27.94	$29.33	$1.39	$27.26	$29.75	$2.49
North Coast	—	—	—	—	—	—
Total	27.94	29.33	1.39	27.26	29.75	2.49
Total production (per Mcfe):
EXCO	$5.55	$6.42	$0.87	$5.33	$6.17	$0.84
North Coast	6.49	7.61	1.12	6.21	7.38	1.17
Total	6.02	7.05	1.03	5.73	6.81	1.08

Our revenues from the sale of oil, natural gas and NGLs, before cash settlements of derivative financial instruments, for the three and six month periods ended June 30, 2005 increased by $4.6 million and $14.8 million, respectively, or 13% and 23%, respectively, over the three and six month periods ended June 30, 2004 primarily due to an increase of $1.03 per equivalent Mcf for the three month period ended June 30, 2005 and $1.08 for the six month period ended June 30, 2005 in our average sales price.

The increases in our weighted average sales prices increased our revenues by $5.8 million and $11.6 million, respectively, for the three and six month periods ended June 30, 2005 over the comparable periods during 2004.

Oil production and oil revenues for EXCO declined during the three and six month periods ended June 30, 2005 compared to the same periods in 2004 due to property sales in 2004 and 2005 and a general decline in production from our oil producing properties.  The decline in production volumes was partially offset by an increase in EXCO’s average oil price received of $12.80 per barrel and $13.49 per barrel for the three and six month periods ended June 30, 2005, respectively.

At EXCO, natural gas production increased by 76 Mmcf and 77 Mmcf during the three and six months ended June 30, 2005 compared to the same periods during 2004.  For the three months ended June 30, 2005 compared to 2004, production from the Oak Hill Field (acquired in July 2004) and from the Minden Field (acquired in January 2005) increased production by 619 Mmcf.  This increase was partially offset by the absence of the production from properties sold during 2004 and 2005 of 242 Mmcf, an expected decline in production from our Miami Corp #35-1 well of 266 Mmcf and other changes of 35 Mmcf.  For the six months ended June 30, 2005 compared to 2004, production from the Oak Hill and Minden Fields increased production by 1,123 Mmcf.  This increase was partially offset by the absence of the production from properties sold during 2004 and 2005 of 491 Mmcf, an expected decline in production from our Miami Corp. #35-1 well of 475 Mmcf and other changes of 80 Mmcf.

At North Coast, natural gas production increased by 51 Mmcf and 1,073 Mmcf during the three and six months ended June 30, 2005 compared to the same periods during 2004.  For the three months ended June 30, 2005 compared to 2004, production from the Pinestone properties, acquired during the fourth quarter of 2004, increased production by 299 Mmcf.  This increase was partially offset by the expected decline in production and some production curtailment from our Knox trend wells of 171 Mmcf.  Production for the three months ended June 30, 2005 was further impacted by production curtailments imposed upon us by natural gas pipeline companies resulting from capacity restraints and short-term shut downs of certain pipelines for maintenance purposes.  For the six months ended June 30, 2005 compared to 2004, production increased as a result of having 26 additional days of production during the 2005 period as we acquired North Coast on January 27, 2004.  Production was further increased by 628 Mmcf from the Pinestone properties.  These increases were offset by reduced production from the Knox trend wells of 186 Mmcf and the curtailments as discussed above.

The following tables present our commodity price risk management activities and our other income (expense) for the three and six month periods ended June 30, 2004 and 2005.  The tables also show changes in these amounts between periods.

	Three months ended		Quarter to	Six months ended		Year to year
	June 30,		quarter change	June 30,		change
	2004	2005	2004-2005	2004	2005	2004-2005
	(Unaudited, in thousands)
Commodity price risk management activities:
Cash settlements on derivative financial instruments	$(7,793)	$(351)	$7,442	$(11,159)	$(56,676)	$(45,517)
Non-cash change in fair value of derivative financial instruments.	(7,924)	(12,007)	(4,083)	(28,120)	(13,072)	15,048
Total commodity price risk management activities.	$(15,717)	$(12,358)	$3,359	$(39,279)	$(69,748)	$(30,469)

	Three months ended		Quarter to	Six months ended		Year to year
	June 30,		quarter change	June 30,		change
	2004	2005	2004-2005	2004	2005	2004-2005
	(Unaudited, in thousands)
Other income, net:
Gain (loss) from foreign currency transactions	$209	$(105)	$(314)	$370	$80	$(290)
Interest, dividend and other, net	274	3,347	3,073	579	3,544	2,965
Total other income, net.	$483	$3,242	$2,759	$949	$3,624	$2,675

Our commodity price risk management activities reduced revenue by $15.7 million and $39.3 million during the three and six month periods ended June 30, 2004, respectively.  Included in cash settlements on derivative financial instruments for the six months ended June 30, 2005 are payments totaling $52.6 million made in January and March 2005 to the counterparties of certain of our contracts to terminate these contracts.  In January and March 2005, we entered into new commodity price risk management contracts for increased volumes at higher underlying product prices.  There have been significant increases in the NYMEX oil and natural gas prices that are used to settle our derivative financial instruments over the oil and natural gas prices of our contracts.  The increases in prices resulted in us making significant payments to our counterparties to settle our derivative financial instruments during the three and six month periods ended June 30, 2004 and 2005 and our revenues decreased as a result.  We also had a significant increase in the volume of natural gas under derivative financial instruments to reflect the increase in our natural gas production as a result of the acquisition of North Coast.

For the three months ended June 30, 2004 and 2005, we recognized as a reduction of revenue $7.9 million and $12.0 million, respectively, from the change in the fair value of our derivative financial instruments.  For the six months ended June 30, 2004 and 2005, we recognized as a reduction of revenue $28.1 million and $13.1 million, respectively, from the change in the fair value of our derivative financial instruments.  We expect that our revenues will continue to be significantly impacted in future periods by changes in the fair value of our derivative financial instruments as a result of the volatility in oil and natural gas prices and the volume of future oil and natural gas sales covered under our commodity price risk management program.  For the six months ended June 30, 2005, the following percentages of our oil and natural gas production were subject to derivative financial instruments: 51% and 67% of oil and natural gas production, respectively, were subject to swap agreements and 5% of natural gas production was subject to floor price agreements.

The increase in other income during the three and six month periods ended June 30, 2005 when compared to the same periods in 2004 is primarily the result of interest income earned on the investment of the proceeds received from the sale of Addison.

Costs and Expenses

The following tables present our oil and natural gas production costs and average oil and natural gas production cost per Mcfe for the three and six month periods ended June 30, 2004 and 2005.  The 2004 data presented for North Coast only reflects costs and expenses since the date of our acquisition of North Coast.  The table also shows the changes in these amounts between the periods.

	Three months ended		Quarter to	Six months ended		Year to year
	June 30,		quarter change	June 30,		change
	2004	2005	2004-2005	2004	2005	2004-2005
	(Unaudited, in thousands)
Oil and natural gas production costs:
Oil and natural gas operating costs:
EXCO	$2,844	$2,613	$(231)	$6,364	$4,596	$(1,768)
North Coast	2,282	2,563	281	3,628	4,998	1,370
Total	$5,126	$5,176	$50	$9,992	$9,594	$(398)
Production and ad valorem taxes:
EXCO	$1,262	$1,508	$246	$2,343	$3,002	$659
North Coast	815	910	95	1,333	1,787	454
Total	$2,077	$2,418	$341	$3,676	$4,789	$1,113
Total oil and natural gas production costs:
EXCO	$4,106	$4,121	$15	$8,707	$7,598	$(1,109)
North Coast	3,097	3,473	376	4,961	6,785	1,824
Total	$7,203	$7,594	$391	$13,668	$14,383	$715

	Three months ended June 30,		Quarter to quarter change	Six months ended June 30,		Year to year change
	2004	2005	2004-2005	2004	2005	2004-2005
	(Unaudited)
Oil and natural gas production costs (per Mcfe):
Oil and natural gas operating costs:
EXCO	$0.95	$0.96	$0.01	$1.03	$0.84	$(0.19)
North Coast	0.76	0.84	0.08	0.71	0.80	0.09
Total	0.85	0.90	0.05	0.88	0.82	(0.06)
Production and ad valorem taxes:
EXCO	$0.42	$0.55	$0.13	$0.38	$0.55	$0.17
North Coast	0.27	0.30	0.03	0.26	0.29	0.03
Total	0.35	0.42	0.07	0.32	0.41	0.09
Total oil and natural gas production costs:
EXCO	$1.37	$1.51	$0.14	$1.41	$1.39	$(0.02)
North Coast	1.03	1.14	0.11	0.97	1.09	0.12
Total	1.20	1.32	0.12	1.21	1.23	0.02

Our oil and natural gas operating costs for the three month period ended June 30, 2005 increased $50,000, or 1% from the same period in 2004.  The primary reasons for the increase in oil and natural gas operating costs were:

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

These increases were partially offset by the absence of lease operating costs from high operating cost properties sold by EXCO during 2004 and 2005.

Our oil and natural gas operating costs for the six month period ended June 30, 2005 decreased $398,000, or 4% from the same period in 2004.  The primary reason for the decrease in oil and natural gas operating costs was the sale by EXCO during 2004 and 2005 of oil and natural gas properties with high operating costs.  This decrease was partially offset by:

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

The oil and natural gas operating cost per unit for EXCO increased by $0.01 to $0.96 per Mcfe for the three months ended June 30, 2005 over the same period in 2004.  EXCO’s oil and natural gas operating cost per unit for the six months ended June 30, 2005 decreased $0.19 to $0.84 per Mcfe compared to 2004 as the properties sold by EXCO discussed above had relatively high per unit operating costs.  The oil and natural gas operating cost per unit for North Coast increased from $0.76 and $0.71 per Mcfe for the three and six month periods ended June 30, 2004 to $0.84 and $0.80 per Mcfe for the three and six month periods ended June 30, 2005.  The increase is primarily a result of higher actual oil and natural gas operating costs (excluding the effect of the additional 26 days of operating results in 2005) without a comparable increase in oil and natural gas production volumes.  Oil and natural gas operating costs increased primarily due to higher personnel related costs as discussed above, an increase in repair and maintenance costs and a general increase in the costs of goods and services used in our operations.

Production and ad valorem taxes for the three and six month periods ended June 30, 2005 increased by $341,000 and $1.1 million, or 16% and 30%, over the same periods in 2004.  These increases are primarily attributable to the increase in oil and natural gas revenues resulting from increased sales volumes of natural gas and higher oil and natural gas sales prices.  The increases were partially offset by the absence of production taxes from oil and natural gas properties that were sold by EXCO in 2004 and 2005.  Production taxes are set by the state and local governments and vary as to the tax rate and the value to which that rate is applied.  Further, ad valorem taxes in Texas and other states are based partially on the value of oil and natural gas reserves, which have increased as a result of the higher oil and natural gas prices.

Our depreciation, depletion and amortization costs for the three and six month periods ended June 30, 2005 increased by $724,000 and $2.5 million, or 10% and 19%, from the same periods in 2004.  The primary reasons for this increase result from an increase in the per unit depletion rate and, for the six months ended June 30, 2005, an increase in the equivalent sales volume during the period.  The increase in the rate is due primarily to the average per unit prices paid for property acquisitions made during 2004 and 2005 being in excess of the prior period per unit depletion rate.

Accretion of discount on asset retirement obligations is a non-cash expense that measures the changes in the liability for an asset retirement obligation due to the passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period.

The following table presents our general and administrative costs for the three and six month periods ended June 30, 2004 and 2005.  The table also shows the changes in these amounts between periods.

	Three months ended		Quarter to	Six months ended		Year to year
	June 30,		quarter change	June 30,		change
	2004	2005	2004-2005	2004	2005	2004-2005
	(Unaudited, in thousands, except per unit and employee count)
General and administrative costs:
Gross G&A expense	$5,249	$6,838	$1,589	$9,344	$12,789	$3,445
Operator overhead charges	(506)	(458)	48	(1,101)	(881)	220
Capitalized acquisition and exploitation charges	(354)	(374)	(20)	(608)	(734)	(126)
Net G&A expense	$4,389	$6,006	$1,617	$7,635	$11,174	$3,539

General and administrative expense per Mcfe	$0.73	$1.04	$0.31	$0.67	$0.96	$0.29
Total number of employees at end of period	244	242	(2)	244	242	(2)

Our general and administrative costs for the three months ended June 30, 2005 increased by $1.6 million, or 37% over the same period in 2004 and was attributable to costs incurred in evaluating the tax and legal implications of the various strategic alternatives being considered in light of the sale of Addison.

Our general and administrative costs for the six months ended June 30, 2005 increased by $3.5 million, or 46% over the same period in 2004, and the increase was primarily attributable to:

•                  an increase of $2.4 million in our legal and accounting expenses resulting primarily from:

•                  costs incurred of approximately $1.8 million in evaluating the tax and legal implications of the various strategic alternatives being considered in light of the sale of Addison;

•                  costs incurred of approximately $364,000 to comply with the provisions of the Sarbanes-Oxley Act; and

•      costs incurred of approximately $200,000 for the sale of Addison;

•                  an increase of $555,000 in salaries and related benefits of which $81,000 is the result of an additional 26 days of expenses resulting from our acquisition of North Coast on January 27, 2004.  The remaining increase in salaries and related benefits is the result of an increase in the number of administrative employees and a general increase in salaries after the first quarter of 2004;

•                  an increase of $220,000 resulting from a reduction in overhead reimbursements received as a result of EXCO property sales during 2004 and 2005; and

•                  an increase of approximately $340,000 resulting primarily from increased franchise taxes of $207,000, increased bad debt expense of $146,000 and other items of $13,000.

The following table presents our interest expense for the three and six month periods ended June 30, 2004 and 2005.  The table also shows the changes in these amounts between periods.

	Three months ended		Quarter to	Six months ended		Year to year
	June 30,		quarter change	June 30,		change
	2004	2005	2004-2005	2004	2005	2004-2005
	(Unaudited, in thousands)
Interest expense:
7¼% senior notes due 2011	$7,788	$8,156	$368	$12,722	$16,108	$3,386
U.S. credit agreement	91	91	—	205	342	137
$50 million senior term loan	—	—	—	222	—	(222)
Amortization and write-off of deferred financing costs	903	318	(585)	3,036	866	(2,170)
Interest rate swaps and other	208	—	(208)	414	—	(414)
Total interest expense	$8,990	$8,565	$(425)	$16,599	$17,316	$717

Our interest expense for the three months ended June 30, 2005 decreased $425,000 from the same period in 2004.  The decrease is primarily a result of a write-off in April 2004 of $408,000 in deferred financing costs related to our bank credit facility.  The write-off resulted from the reduction in our credit facility borrowing base upon the issuance of the additional $100.0 million aggregate principal amount of 7¼% senior notes due 2011.  Our interest expense for the six months ended June 30, 2005 increased $717,000 from the same period in 2004 due to the issuance on January 20, 2004 of $350.0 million aggregate principal amount and on April 13, 2004 of $100.0 million aggregate principal amount of 7¼% senior notes due 2011.  Amortization of deferred financing costs in 2004 includes approximately $1.7 million in costs relating to the senior term loan that was repaid in full in January 2004 and fees incurred on a bridge facility related to the North Coast acquisition.  No funds were borrowed under the bridge facility.  Our long-term debt balance under our U.S. credit agreement was $1,000 at June 30, 2005 compared to $47.4 million at December 31, 2004.

In June 2005, the state of Ohio enacted new legislation that significantly changed the method of taxing businesses that operate in Ohio.  We have significant operations in the state of Ohio through our North Coast subsidiary.  As a result of the new tax legislation in Ohio, we recognized a deferred income tax benefit in the amount of $730,000 during the three months ended June 30, 2005.  The remaining income tax benefit for the three month period ended June 30, 2005 on income from continuing operations is primarily the result of state income tax benefits on our North Coast operations.  Our effective tax rate on losses from continuing operations for the three month period ended June 30, 2004 approximated 26%.

Our effective tax rate on losses from continuing operations for the six month period ended June 30, 2005 approximated 42.2% as compared to an effective tax rate that approximated 34.2% for the six month period ended June 30, 2004.  The increase in the effective tax rate is a result of the deferred income tax benefit recognized for changes in the Ohio tax laws as discussed above and the result of higher state taxes in states in which North Coast operates.

On February 10, 2005, we sold all of the issued and outstanding shares of common stock of Addison and two intercompany notes that Addison owed to Taurus.  The aggregate purchase price before contractual adjustments was Cdn. $553.3 million (U.S. $445.1 million) less the payment of the outstanding balance under Addison’s credit facility of Cdn. $90.1 million (U.S. $72.1 million) and other adjustments as specified in the purchase agreement.  We have recognized a gain from the sale of Addison of U.S. $175.7 million before income tax expense of U.S. $50.1 million related to the gain.  The income tax is composed of:

Six months ended
June 30, 2005
(Unaudited,
in thousands)
U.S. income tax before foreign tax credits	$50,128
Canadian income tax on the gain	33,717
U.S. foreign tax credit	(33,788)
Total income tax on gain	$50,057

Income taxes from discontinued operations for the six months ended June 30, 2005 reflects the income tax on the gain of $50.1 million as discussed above, an income tax benefit of $1.3 million from Addison’s operations during the period January 1, 2005 to February 10, 2005, and approximately $500,000 of Canadian income taxes withheld on interest paid by Addison in 2005 on the intercompany notes.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act).  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  We repatriated Cdn. $74.5 million (U.S. $59.6 million) in an extraordinary dividend, as defined in the Act, from Addison on February 9, 2005.  As of the date of filing of this report on Form 10-Q, some uncertainty remains as to how to interpret numerous provisions in the Act.  We recognized a tax liability of $8.2 million as of December 31, 2004 related to the extraordinary dividend; however, it is possible that the ultimate amount of income taxes to be paid on this dividend may be different than the amount that we have provided depending upon what actions that Congress may take in the future, if any.

The loss from discontinued operations of $4.4 million before the gain on the sale of Addison and income taxes from discontinued operations for the six months ended June 30, 2005 includes:

•                  approximately $3.8 million in losses from commodity price risk management activities, and

•                  approximately $2.7 million in severance for employees not hired by the purchaser and management retention bonus payments to certain Addison employees that were accelerated as a result of the sale.

Our Liquidity, Capital Resources and Capital Commitments

General

        Most of our growth has resulted from recent acquisitions and our development and exploitation program.   Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining financing flexibility.  In the past, we have utilized a variety of sources of capital to fund our acquisition, development and exploitation programs and to fund our operations.  Our general financial strategy is to use a combination of cash received from the sales of oil and natural gas properties, cash flow from operations, bank financing and the sale or issuance of equity and debt securities to fund our operations, conduct development and exploitation activities and to fund acquisitions.  We do not have a set budget for acquisitions as these tend to be opportunity driven.  Historically, we have used the proceeds from the issuance of equity and debt securities and borrowings under our credit agreements to raise cash to fund acquisitions.  Our ability to borrow from sources other than our credit agreement is subject to restrictions imposed by our lenders.  In addition, our indenture governing our senior notes contains restrictions on incurring indebtedness and pledging our assets.

On February 10, 2005, we sold Addison for approximately $445.1 million before contractual adjustments.  The net cash proceeds may only be utilized by us in accordance with the terms of the indenture governing the senior notes and our U.S. credit facility.  In addition, $120.6 million of these proceeds are pledged as collateral under the U.S. credit facility and the senior notes.

Since the sale of Addison, we have been evaluating a number of strategic alternatives.  The strategic alternatives being evaluated include, among other things:  (1) the acquisition of oil and natural gas assets or companies; (2) an issuance of EXCO Holdings’ or our equity securities; (3) a leveraged recapitalization of EXCO Holdings, which would include an equity buyout; (4) a spin-off of our Appalachian properties into a master limited partnership; or (5) payment of a dividend to EXCO Holdings’ shareholders.  There can be no assurance that any of these strategic alternatives, or any transaction, will be pursued or, if a transaction is pursued, that it will be consummated.

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

We had negative operating cash flow after changes in working capital of approximately $82.3 million for the six months ended June 30, 2005.  This was primarily the result of $67.6 million paid in January and March 2005 to terminate certain of our commodity price risk management contracts, of which $15.0 million was related to the sale of Addison and $52.6 million was related to our U.S. production, and approximately $50.1 million in U.S. and Canadian taxes incurred on the gain from the sale of Addison. These payments were funded by cash received from the sale of Addison.  At June 30, 2005, our cash and cash equivalents balance was $290.9 million, an increase of

$264.5 million from December 31, 2004 primarily as a result of the sale of Addison on February 10, 2005.  On January 18, 2005, we made an interest payment on our 7¼% senior notes in the amount of $16.3 million.  Our working capital at June 30, 2005 increased to $259.5 million from a working capital deficit of $29.8 million at December 31, 2004 primarily as a result of the sale of Addison.  See “—Commodity Price Risk Management Activities” below for a discussion of various transactions completed during the six months ended June 30, 2005 with respect to our derivative contracts.

Acquisitions and Capital Expenditures

On January 27, 2004, we completed the North Coast acquisition.  We funded the North Coast acquisition from the net proceeds from the $350.0 million offering of our 7¼% senior notes.

The following table presents our capital expenditures for the six months ended June 30, 2004 and 2005:

	Six months ended June 30,
	2004	2005
	(Unaudited, in thousands)
Capital expenditures:
Property acquisitions	$8,086	$20,275
Acquisition of North Coast, net of cash acquired	215,133	—
Development capital expenditures	11,409	28,615
Other	2,912	3,420
Total capital expenditures	$237,540	$52,310

On January 21, 2005, we acquired natural gas properties located in the Minden Field in East Texas for a total purchase price of $17.9 million, (approximately $17.7 million net of contractual adjustments).  Estimated total Proved Reserves acquired, net to our interest, includes approximately 35 Mbbls of oil and 8.8 Bcf of natural gas.  We funded the acquisition with $13.3 million in borrowings under our U.S. credit agreement and from surplus cash.  The properties acquired consist of 13 producing natural gas wells, which we now operate. We also acquired a small natural gas gathering system as part of this acquisition for an additional $700,000.

For the year 2005, we have budgeted approximately $55.9 million for our development, exploitation and exploration activities in the United States.  As of June 30, 2005, we had incurred $28.6 million and we were contractually obligated to spend $3.1 million for our development and exploitation activities.

We expect to utilize our current cash balance, cash flow from operations and available funds under our credit agreement to fund our acquisitions, capital expenditures and working capital.  During the first six months of 2005, we sold non-strategic oil and natural gas properties (excluding the sale of Addison) for net proceeds of approximately $7.3 million.  We also plan on selling additional non-strategic assets during the remainder of 2005.

We believe that our capital resources from existing cash balances, cash flow from operating activities and borrowing capacity under our U.S. credit facility are adequate to meet the cash requirements of our business.  However, future cash flows are subject to a number of variables including production volumes and oil and natural gas prices.  If cash flows decline we would be required to reduce our capital expenditure budget which in turn may affect our production in future periods.  Cash flow from operations and other capital resources may not provide cash in sufficient amounts to maintain or initiate planned levels of capital expenditures.  We have experienced increased costs for tubular goods and for certain services during 2004 and 2005.  Further, we have encountered difficulties in contracting for drilling rigs and other services due to high demand.  Currently, we do not believe that these conditions have had a significant impact upon our capital expenditures programs or our results of operations.  If these conditions continue, however, projects may be delayed due to lack of services or materials or we may have to delay projects to stay within our capital budget.

In accordance with the terms of the indenture governing our senior notes, at the time of the closing of the Addison disposition, the security interest of the holders of our senior notes in two-thirds of the common stock of

Addison was released and a second lien security interest (behind the first lien security interest under our U.S. credit agreement) was effected in U.S. $120.6 million of cash equivalents, which represents two-thirds of the net cash proceeds from the sale of the Addison stock.  An additional U.S. $75.8 million of proceeds from the Addison disposition were applied to temporarily pay down borrowings under our U.S. credit agreement to a nominal amount.  The remaining Addison disposition proceeds of U.S. $130.3 million have been invested in short-term investments as permitted under our U.S. credit agreement and the indenture governing our senior notes.  The net cash proceeds from the Addison disposition as determined under the indenture governing our senior notes was U.S. $326.8 million and may be used only in accordance with the terms of the indenture.  Section 4.07 of the indenture provides that the net cash proceeds from an asset disposition must be used to permanently reduce debt, reinvest in our business or make an offer to the holders to repurchase their senior notes.

7¼% Senior Notes Due January 15, 2011

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

U.S. Credit Agreement

On January 27, 2004, our U.S. credit agreement was amended and restated to provide for borrowings up to $250.0 million with a borrowing base of $120.0 million.  The amendment also provided for an extension of the U.S. credit agreement maturity date to January 27, 2007.  Upon the issuance of the $100.0 million in additional 7¼% senior notes on April 13, 2004, the U.S. credit agreement borrowing base was reduced to $95.0 million.  Effective June 28, 2004, the borrowing base was redetermined at $145.0 million.  Effective October 8, 2004, the borrowing base was reaffirmed at $145.0 million.  Effective August 12, 2005, the borrowing base was reaffirmed at $145.0 million.  The borrowing base will be redetermined each November 1 and May 1 thereafter.  Our borrowing base is determined based on a number of factors including commodity prices.  We use derivative financial instruments to lessen the impact of volatility in commodity prices.  At June 30, 2005, we had $1,000 of outstanding indebtedness and approximately $144.9 million available for borrowing.  Borrowings under our amended and restated U.S. credit agreement are collateralized by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties including North Coast.  In addition, a first lien security interest was effected in $120.6 million of cash equivalents, which represents two-thirds of the net cash proceeds from the sale of the Addison stock.  At our election, interest on borrowings may be (i) the greater of the administrative agent’s prime rate or the federal funds effective rate plus 0.50% plus an applicable margin or (ii) LIBOR (London InterBank Offered Rate) plus an applicable margin.  At June 30, 2005, the six month LIBOR rate was 3.71%, which would result in an interest rate of approximately 4.96% on any new indebtedness we may incur under the U.S. credit agreement.

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

As of June 30, 2005, we were in compliance with the covenants contained in our U.S. credit agreement.

U.S. Senior Term Loan.  On October 17, 2003, we entered into a $50.0 million senior term credit agreement.  We borrowed all $50.0 million under the senior term agreement, and we used the proceeds to repay a portion of our indebtedness under our U.S. credit agreement.  The U.S. senior term loan was paid in full on January 27, 2004 from the proceeds of the $350.0 million of 7¼% senior notes issued on January 20, 2004.

Dividend Restrictions.  We have not paid any cash dividends on our common stock.  In addition, our U.S. credit agreement and the indenture governing our senior notes currently prohibit us from paying dividends on our common stock.  Even if our U.S. credit agreement and the indenture governing our senior notes permitted us to pay cash dividends, we can make those payments only from our surplus (the excess of the fair value of our total assets over the sum of our liabilities plus our total paid-in share capital).  In addition, we can pay cash dividends only if after paying those dividends we would be able to pay our liabilities as they become due.

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

Our objective in entering into commodity price risk management contracts is to manage price fluctuations and achieve a more predictable cash flow associated with our acquisition activities and borrowings under our U.S. credit agreement.  These transactions limit exposure to declines in prices, but also limit the benefits we would realize if prices increase.  During January and March 2005, we closed several of our commodity price risk management contracts upon the payment of $67.6 million to our counterparties, of which $15.0 million was related to the sale of Addison and $52.6 million was related to our U.S. production.  We also entered into new commodity price risk management contracts at higher prices.  As of July 31, 2005, we had contracts in place for the volumes and prices shown in the table below:

			Swaps				Floors
				Average		Average		Average
			Gas -	contract-		contract-	Gas -	contract-
			Mmbtus	$/Mmbtu	Oil-Bbls	$/Bbl	Mmbtus	$/Mmbtu
			(In thousands, except average contract prices)
Remainder of	Q3	2005	2,532	$6.85	37	$52.84	177	$4.25
	Q4	2005	3,818	7.08	55	52.84	267	4.25
		2006	13,323	6.78	—	—	—	—
		2007	11,680	6.47	—	—	—	—
		2008	2,745	4.55	—	—	—	—
		2009	1,825	4.51	—	—	—	—
		2010	1,825	4.51	—	—	—	—
		2011	1,825	4.51	—	—	—	—
		2012	1,830	4.51	—	—	—	—
		2013	1,825	4.51	—	—	—	—

We occasionally enter into fixed-price physical delivery contracts as well as commodity price swap derivatives to manage price risk with regard to a portion of our oil and natural gas production.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commercial Commitments

The following table presents a summary of our contractual obligations at June 30, 2005 with set and determinable payments.

	Payments Due by Period
				2010 and
	2005	2006-2007	2008-2009	thereafter	Total
	(In thousands)
Contractual Obligations
Long-term debt - senior notes (1)	$—	$—	$—	$450,000	$450,000
Long-term debt - credit agreement (2)	—	1	—	—	1
Derivative financial instruments (3)	3,610	29,454	10,819	11,328	55,211
Operating leases	1,630	2,921	1,549	830	6,930
Drilling/work commitments	3,113	—	—	—	3,113
Property acquisition agreement	10,818	—	—	—	10,818
Bonus retention program for employee stockholders	720	2,160	—	—	2,880
Total contractual cash obligations	$19,891	$34,536	$12,368	$462,158	$528,953

(1)               Our senior notes are due on January 15, 2011.  The annual interest obligation on our senior notes is $32.6 million.

(2)               Our U.S. bank credit facility is due on January 27, 2007.

(3)               Derivative financial instruments represent net liabilities for oil and natural gas commodity derivatives that were valued as of June 30, 2005.  The ultimate settlement amounts of our derivative financial instruments are unknown because they are subject to continuing market risk.  See “Item 3. Quantitative and Qualitative Disclosure About Market Risk” and “Note 6. Derivative Financial Instruments” to our condensed consolidated financial statements included in “Item 1. Financial Statements (Unaudited)” for additional information regarding our derivative financial instruments.

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

The following table sets forth our commodity price risk management activities as of July 31, 2005.

	Volume Mmbtus/Bbls	Weighted Average Strike Price Per Mmbtu/Bbl	Weighted Average Differential to NYMEX	Fair Value at July 31, 2005
	(In thousands, except prices and differentials)
Natural Gas:
Swaps:
Remainder of 2005	6,350	$6.99		$(7,394)
2006	13,323	6.78		(20,396)
2007	11,680	6.47		(15,464)
2008	2,745	4.55		(7,195)
2009	1,825	4.51		(4,101)
2010	1,825	4.51		(3,537)
2011	1,825	4.51		(3,135)
2012	1,830	4.51		(2,824)
2013	1,825	4.51		(2,525)
	43,228			(66,571)

Basis Protection Swaps:
Remainder of 2005	547		$(0.75)	209
	547			209
Floor Prices:
Remainder of 2005	444	4.25		—
	444			—
Total Natural Gas				(66,362)

Oil:
Swaps:
Remainder of 2005	92	52.84		(862)
Total Oil	92			(862)
Total Oil and Natural Gas				$(67,224)

At July 31, 2005, the average forward NYMEX oil prices per Bbl for the remainder of 2005 was $62.32 and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2005 and for calendar 2006 were $8.15 and $8.37, respectively.

Realized gains or losses from the settlement of derivative financial instruments are recorded in our financial statements as increases or decreases in commodity price risk management activities.  For example, using the oil swaps in place at July 31, 2005, if the settlement price exceeded the actual weighted average strike price of $52.84, then a reduction in commodity price risk management activities revenue would have been recorded for the difference between the settlement price and $52.84 multiplied by the hedged volume of 92,000 Bbls.  Conversely, if the settlement price was less than $52.84, then an increase in commodity price risk management activities revenue would have been recorded for the difference between the settlement price and $52.84 multiplied by the hedged volume of 92,000 Bbls.  For example, for a hedged volume of 92,000 Bbls, if the settlement price was $53.84, then commodity price risk management activities revenue would have decreased by $92,000.  Conversely, if the settlement price was $51.84, commodity price risk management activities revenue would have increased by $92,000.

Interest Rate Risk

At June 30, 2005, our exposure to interest rates related primarily to borrowings under our U.S. credit agreement and interest earned on short-term investments.  The interest rate is fixed at 7¼% on our $450.0 million in senior notes.  As of June 30, 2005, we were not using any derivatives to manage interest rate risk.  Interest is payable on borrowings under our U.S. credit agreement based on a floating rate as more fully described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Liquidity, Capital

Resources and Capital Commitments”.  At June 30, 2005, we had $1,000 in outstanding borrowings under our U.S. credit agreement.  The interest we pay on these borrowings is set periodically based upon market rates.  A 1% change in the market value would not have a significant effect on interest on these borrowings.

Marketable Securities Risk

As a result of our sale of Addison, we have a substantial cash position as of June 30, 2005.  In addition, we only have a nominal amount of indebtedness outstanding under our U.S. credit facility.  In compliance with the indenture governing our senior notes, we have invested our cash in short-term commercial paper having an average maturity of 30 days or in overnight funds at J.P. Morgan Securities Inc.  The commercial paper is issued by issuers having a credit rating of A1/P1 or better.  Our principal risks with respect to these investments are interest rate risk and default risk. At June 30, 2005, we had approximately $246.5 million of such cash equivalent investments.  A 1% change in market value would affect interest on these investments by approximately $2.5 million per year.

Foreign Currency Exchange Rate Risk

At June 30, 2005, we had a current receivable in the amount of Cdn. $14.6 million (U.S. $11.9 million) and a current payable in the amount of Cdn. $1.6 million (U.S. $1.3 million) related to the sale of Addison that are denominated in Canadian dollars.  Foreign currency exchange gains and/or losses related to these amounts have not been significant.  The receivable and payable are translated monthly using current exchange rates, with any resulting unrealized transaction gain or loss being recognized as other income (expense) in our statement of operations.  As of June 30, 2005, we were not using any derivatives to manage foreign currency exchange rate risk.

Equity Price Risk

Our investments in marketable equity securities are recorded at market value.  We consider these investments to be “available for sale”, which means that unrealized gains and losses are excluded from earnings and included in other comprehensive income unless the decline in the fair value of the investments is “other than temporary”.  During the three month period ended June 30, 2005, we sold all of our remaining investments in marketable equity securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer (CEO), our Chief Financial Officer (CFO) and our Chief Accounting Officer (CAO), collectively referred to as the disclosure committee, of the effectiveness and the design and operation of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Exchange Act).  This evaluation included consideration of the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to management, including the CEO, CFO and CAO, to allow timely decisions regarding required disclosures.

Based upon this evaluation, our CEO, CFO and CAO concluded that, as of the end of the period covered by this report, as a result of the material weakness identified as of December 31, 2004 and discussed below, our disclosure controls and procedures were not effective.  Due to the material weakness discussed below, in preparing our financial statements as of and for the three and six month periods ended June 30, 2005, we performed additional procedures relating to the tax provision designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

Material Weakness

As discussed in Item 9A. Controls and Procedures beginning on page 125 of our Annual Report on Form 10-K for the period ended December 31, 2004, there was a material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual tax provisions.  In 2005, through the date of this report, we have begun implementing additional controls including more stringent reviews of the quarterly tax provision and expanding the scope of work of the outside consulting firm that we use to review our quarterly tax provision.

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

Item 6 .  Exhibits

EXHIBIT NUMBER	Description Of Exhibit
3.1

Second Amended and Restated Articles of Incorporation of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2004 filed March 31, 2005 and incorporated by reference herein.

3.2	Bylaws of EXCO Resources, Inc., as amended, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2004 filed March 31, 2005 and incorporated by reference herein.

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

4.8

Securities Account Control Agreement, dated as of February 10, 2005, among EXCO Resources, Inc., JPMorgan Chase Bank, N.A., Wilmington Trust Company and J.P. Morgan Securities Inc., filed as an Exhibit to EXCO’s Form 8-K/A Amendment No. 1 dated February 10, 2005 and filed February 16, 2005 and incorporated by reference herein.

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

10.11

Commitment Letter among Credit Suisse First Boston, Bank One, NA, Banc One Capital Markets, Inc. and EXCO Resources, Inc., dated November 25, 2003, filed as exhibit (b)(1) to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on December 5, 2003 and incorporated by reference herein.

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

10.24	First Amendment to the EXCO Holdings Inc. 2004 Long-term Incentive Plan, filed as an Exhibit to EXCO’s Form 8-K dated November 18, 2004 filed November 24, 2004 and incorporated by reference herein.***

10.25

Form of Nonqualified Stock Option Agreement of the EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed as an Exhibit to EXCO’s Form 10-Q for the Quarter ended June 30, 2004 filed August 13, 2004 and incorporated by reference herein.***

10.26

Form of Incentive Stock Option Agreement of the EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed as an Exhibit to EXCO’s Form 10-Q for the Quarter ended June 30, 2004 filed August 13, 2004 and incorporated by reference herein.***

10.27

EXCO Resources, Inc. Amended and Restated Severance Plan effective as of August 17, 2004 filed as an Exhibit to EXCO’s Form 8-K dated November 18, 2004 filed November 24, 2004 and incorporated by reference herein.***

10.28

EXCO Holdings Inc. Employee Bonus Retention Plan, dated July 29, 2003 filed as an Exhibit to EXCO’s Form 10-Q for the Quarter ended June 30, 2004 filed August 13, 2004 and incorporated by reference herein.***

10.29

Addison Energy Inc. Employee Bonus Retention Plan, dated July 29, 2003 filed as an Exhibit to EXCO’s Form 10-Q for the Quarter ended June 30, 2004 filed August 13, 2004 and incorporated by reference herein.***

10.30

Unlimited Guaranty dated as of December 21, 2004 made by Pinestone Resources, LLC in favor of Bank One, NA, Canada Branch, as Agent, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2004 filed March 31, 2005 and incorporated by reference herein.

10.31

Subsidiary Guaranty dated as of December 21, 2004 made by Pinestone Resources, LLC in favor of Bank One, NA, as Agent, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2004 filed March 31, 2005 and incorporated by reference herein.

10.32

Share and Debt Purchase Agreement, dated effective January 12, 2005, among 1143928 Alberta Ltd., EXCO Resources, Inc. and Taurus Acquisition, Inc. filed as an Exhibit to EXCO’s Form 8-K dated January 17, 2005 filed January 21, 2005 and incorporated by reference herein.

10.33

First Amending Agreement to the Share and Debt Purchase Agreement, dated effective February 8, 2005, among 1143928 Alberta Ltd., EXCO Resources, Inc. and Taurus Acquisition, Inc., filed as an Exhibit to EXCO’s Form 8-K/A Amendment No. 1 dated January 17, 2005 and filed February 16, 2005 and incorporated by reference herein.

10.34

Securities Account Control Agreement, dated as of February 10, 2005, among EXCO Resources, Inc., JPMorgan Chase Bank, N.A., Wilmington Trust Company and J.P. Morgan Securities Inc., filed as an Exhibit to EXCO’s Form 8-K/A Amendment No. 1 dated January 17, 2005 filed February 16, 2005 and incorporated by reference herein.

10.35

Securities Account Control Agreement, dated as of February 10, 2005, among EXCO Resources, Inc., Wilmington Trust Company and J.P. Morgan Securities Inc., filed as an Exhibit to EXCO’s Form 8-K/A Amendment No. 1 dated January 17, 2005 filed February 16, 2005 and incorporated by reference herein.

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

10.38

Second Supplemental Indenture by and among EXCO Resources, Inc., Pinestone Resources, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2004 filed March 31, 2005 and incorporated by reference herein.

10.39	Form of 7¼% Global Note Due 2011.**

10.40

Registration Rights Agreement by and among EXCO Resources, Inc., Credit Suisse First Boston LLC, Banc One Capital Markets, Inc., Banc of America Securities LLC, BNP Paribas Securities Corp., Comerica Securities, Inc., Fleet Securities, Inc., Scotia Capital (USA) Inc. and TD Securities (USA) Inc., dated January 20, 2004.*

10.41

Registration Rights Agreement by and among EXCO Resources, Inc., certain domestic subsidiaries of EXCO Resources, Inc., as guarantors, and Credit Suisse First Boston LLC, Banc One Capital Markets, Inc., BNP Paribas Securities Corp., Comerica Securities, Inc., Scotia Capital (USA) Inc. and TD Securities (USA) Inc, dated April 1, 2004.**

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Accounting Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed herewith.

99.1	Audit Committee Charter, filed as an Exhibit to EXCO’s Form 8-K dated November 18, 2004 filed November 24, 2004 and incorporated by reference herein.

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

EXCO RESOURCES, INC. (Registrant)

Date: August 15, 2005	By:	/s/ DOUGLAS H. MILLER
Douglas H. Miller
Chairman and Chief Executive Officer

	By:	/s/ J. DOUGLAS RAMSEY
J. Douglas Ramsey
Vice President and Chief Financial Officer

	By:	/s/ J. DAVID CHOISSER
J. David Choisser
Vice President and Chief Accounting Officer

Index to Exhibits

EXHIBIT NUMBER	Description Of Exhibit
3.1

Second Amended and Restated Articles of Incorporation of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2004 filed March 31, 2005 and incorporated by reference herein.

3.2	Bylaws of EXCO Resources, Inc., as amended, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2004 filed March 31, 2005 and incorporated by reference herein.

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

4.8

Securities Account Control Agreement, dated as of February 10, 2005, among EXCO Resources, Inc., JPMorgan Chase Bank, N.A., Wilmington Trust Company and J.P. Morgan Securities Inc., filed as an Exhibit to EXCO’s Form 8-K/A Amendment No. 1 dated February 10, 2005 and filed February 16, 2005 and incorporated by reference herein.

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

10.11

Commitment Letter among Credit Suisse First Boston, Bank One, NA, Banc One Capital Markets, Inc. and EXCO Resources, Inc., dated November 25, 2003, filed as exhibit (b)(1) to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on December 5, 2003 and incorporated by reference herein.

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

10.24	First Amendment to the EXCO Holdings Inc. 2004 Long-term Incentive Plan, filed as an Exhibit to EXCO’s Form 8-K dated November 18, 2004 filed November 24, 2004 and incorporated by reference herein.***

10.25

Form of Nonqualified Stock Option Agreement of the EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed as an Exhibit to EXCO’s Form 10-Q for the Quarter ended June 30, 2004 filed August 13, 2004 and incorporated by reference herein.***

10.26

Form of Incentive Stock Option Agreement of the EXCO Holdings Inc. 2004 Long-term Incentive Plan, dated June 3, 2004 filed as an Exhibit to EXCO’s Form 10-Q for the Quarter ended June 30, 2004 filed August 13, 2004 and incorporated by reference herein.***

10.27

EXCO Resources, Inc. Amended and Restated Severance Plan effective as of August 17, 2004 filed as an Exhibit to EXCO’s Form 8-K dated November 18, 2004 filed November 24, 2004 and incorporated by reference herein.***

10.28

EXCO Holdings Inc. Employee Bonus Retention Plan, dated July 29, 2003 filed as an Exhibit to EXCO’s Form 10-Q for the Quarter ended June 30, 2004 filed August 13, 2004 and incorporated by reference herein.***

10.29

Addison Energy Inc. Employee Bonus Retention Plan, dated July 29, 2003 filed as an Exhibit to EXCO’s Form 10-Q for the Quarter ended June 30, 2004 filed August 13, 2004 and incorporated by reference herein.***

10.30

Unlimited Guaranty dated as of December 21, 2004 made by Pinestone Resources, LLC in favor of Bank One, NA, Canada Branch, as Agent, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2004 filed March 31, 2005 and incorporated by reference herein.

10.31

Subsidiary Guaranty dated as of December 21, 2004 made by Pinestone Resources, LLC in favor of Bank One, NA, as Agent, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2004 filed March 31, 2005 and incorporated by reference herein.

10.32

Share and Debt Purchase Agreement, dated effective January 12, 2005, among 1143928 Alberta Ltd., EXCO Resources, Inc. and Taurus Acquisition, Inc. filed as an Exhibit to EXCO’s Form 8-K dated January 17, 2005 filed January 21, 2005 and incorporated by reference herein.

10.33

First Amending Agreement to the Share and Debt Purchase Agreement, dated effective February 8, 2005, among 1143928 Alberta Ltd., EXCO Resources, Inc. and Taurus Acquisition, Inc., filed as an Exhibit to EXCO’s Form 8-K/A Amendment No. 1 dated January 17, 2005 and filed February 16, 2005 and incorporated by reference herein.

10.34

Securities Account Control Agreement, dated as of February 10, 2005, among EXCO Resources, Inc., JPMorgan Chase Bank, N.A., Wilmington Trust Company and J.P. Morgan Securities Inc., filed as an Exhibit to EXCO’s Form 8-K/A Amendment No. 1 dated January 17, 2005 filed February 16, 2005 and incorporated by reference herein.

10.35

Securities Account Control Agreement, dated as of February 10, 2005, among EXCO Resources, Inc., Wilmington Trust Company and J.P. Morgan Securities Inc., filed as an Exhibit to EXCO’s Form 8-K/A Amendment No. 1 dated January 17, 2005 filed February 16, 2005 and incorporated by reference herein.

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

10.38

Second Supplemental Indenture by and among EXCO Resources, Inc., Pinestone Resources, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2004 filed March 31, 2005 and incorporated by reference herein.

10.39	Form of 7¼% Global Note Due 2011.**

10.40

Registration Rights Agreement by and among EXCO Resources, Inc., Credit Suisse First Boston LLC, Banc One Capital Markets, Inc., Banc of America Securities LLC, BNP Paribas Securities Corp., Comerica Securities, Inc., Fleet Securities, Inc., Scotia Capital (USA) Inc. and TD Securities (USA) Inc., dated January 20, 2004.*

10.41

Registration Rights Agreement by and among EXCO Resources, Inc., certain domestic subsidiaries of EXCO Resources, Inc., as guarantors, and Credit Suisse First Boston LLC, Banc One Capital Markets, Inc., BNP Paribas Securities Corp., Comerica Securities, Inc., Scotia Capital (USA) Inc. and TD Securities (USA) Inc, dated April 1, 2004.**

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Accounting Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed herewith.

99.1	Audit Committee Charter, filed as an Exhibit to EXCO’s Form 8-K dated November 18, 2004 filed November 24, 2004 and incorporated by reference herein.

*                      Filed as an Exhibit to EXCO’s Form S-4 filed March 25, 2004 and incorporated by reference herein.

**               Filed as an Exhibit to EXCO’s Pre-effective Amendment No. 1 to the Form S-4 filed April 20, 2004 and incorporated by reference herein.

***        These exhibits are management contracts.