Form 10-Q/A
period 2005-06-30
EXCO RESOURCES INC
filed 2005-11-23
CIK 316300

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

The Quarterly Report on Form 10-Q (Form 10-Q) of EXCO Resources, Inc. for the six months ended June 30, 2005 is being amended to (i) amend and restate Part I. Item 1. Financial Statements (Unaudited) to recognize, in the three months and six months ended June 30, 2005, a tax benefit attributable to clarifications of the American Jobs Creation Act of 2004 in respect of an extraordinary dividend received from Addison Energy Inc., our former wholly-owned Canadian subsidiary, to reclassify a Canadian tax rate reduction benefit for the three and six months ended June 30, 2004 from discontinued to continuing operations, and to insert additional disclosures concerning income taxes, (ii) amend and restate Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect the same changes described in clause (i) above, (iii) amend and restate Part I. Item 4. Controls and Procedures to update our disclosure in light of this restatement and (iv) amend and restate Part II. Item 6. Exhibits to update the certifications of the Chief Executive Officer and Chief Financial Officer/Chief Accounting Officer as of the date of this Amendment No. 1.

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
		(Unaudited)
		(As Restated)
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
		(Unaudited)
		(As Restated)
Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable and accrued liabilities	$42,871	$22,912
Accrued interest payable	14,959	14,632
Revenues and royalties payable	8,641	7,266
Income taxes payable	8,665	19,648
Deferred income taxes	710	—
Current portion of asset retirement obligations	2,418	1,713
Oil and natural gas derivatives	27,431	11,664
Total current liabilities	105,695	77,835
Long-term debt	47,396	1
7¼% senior notes due 2011	452,953	452,749
Asset retirement obligations and other long-term liabilities	26,330	12,116
Deferred income taxes	59,102	3,674
Oil and natural gas derivatives	26,796	43,547
Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, $.01 par value: Authorized shares-100,000; Issued and outstanding shares-1,000 at December 31, 2004 and June 30, 2005	1	1
Additional paid-in capital	—	—
Capital contributed by EXCO Holdings Inc.	172,045	172,045
Retained earnings	10,338	108,184
Accumulated other comprehensive income:
Foreign currency translation adjustments	21,384	—
Unrealized loss on equity investments	(17)	—
Total shareholder’s equity	203,751	280,230
Total liabilities and shareholder’s equity	$922,023	$870,152

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues and other income:
Oil and natural gas	$36,204	$40,769	$64,871	$79,698
Commodity price risk management activities	(15,717)	(12,358)	(39,279)	(69,748)
Interest and other income	483	3,242	949	3,624
Total revenues and other income	20,970	31,653	26,541	13,574
Costs and expenses:
Oil and natural gas production	7,203	7,594	13,668	14,383
Depreciation, depletion and amortization	7,135	7,859	13,188	15,715
Accretion of discount on asset retirement obligations	210	202	408	405
General and administrative	4,389	6,006	7,635	11,174
Interest	8,990	8,565	16,599	17,316
Total costs and expenses	27,927	30,226	51,498	58,993
Income (loss) from continuing operations before income taxes	(6,957)	1,427	(24,957)	(45,419)
Income tax benefit	(2,748)	(3,025)	(9,453)	(21,232)
Income (loss) from continuing operations	(4,209)	4,452	(15,504)	(24,187)
Discontinued operations:
Income (loss) from operations	10,228	—	14,209	(4,402)
Gain on disposition of Addison Energy Inc.	—	1,631	—	175,717
Income tax expense	3,263	482	5,015	49,282
Income from discontinued operations	6,965	1,149	9,194	122,033
Net income (loss)	$2,756	$5,601	$(6,310)	$97,846

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
		(As Restated)		(As Restated)
Operating Activities:
Net income (loss)	$2,756	$5,601	$(6,310)	$97,846
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of Addison Energy Inc.	—	(1,631)	—	(175,717)
Foreign currency transaction loss	—	—	—	3,461
Depreciation, depletion and amortization	12,335	7,859	23,091	18,040
Accretion of discount on asset retirement obligations	420	202	836	535
Non-cash change in fair value of derivatives	9,060	12,007	31,923	1,013
Deferred income taxes	(1,997)	(2,929)	(9,251)	(28,275)
Amortization of deferred financing costs	817	437	2,956	957
Proceeds from sale of Enron claim	4,750	—	4,750	—
Other operating activities	—	3	1	3
Effect of changes in:
Accounts receivable	(4,439)	2,527	(396)	(6,898)
Other current assets	(1,036)	(2,069)	32	(778)
Accounts payable and other current liabilities	11,949	9,384	16,049	5,924
Net cash provided by (used in) operating activities	34,615	31,391	63,681	(83,889)
Investing Activities:
Acquisition of North Coast Energy, Inc., less cash acquired	(78)	—	(215,133)	—
Additions to oil and natural gas properties, gathering systems and equipment	(34,624)	(22,138)	(62,172)	(55,532)
Proceeds from disposition of oil and natural gas properties	6,966	3,380	13,812	7,294
Proceeds from sale of Addison Energy Inc., net of cash sold of $1,415	—	(252)	—	443,397
Advances/investments with affiliates	73	189	60	239
Proceeds from sales of marketable securities	—	59	781	59
Other investing activities	(100)	—	(115)	—
Net cash provided by (used in) investing activities	(27,763)	(18,762)	(262,767)	395,457
Financing Activities:
Proceeds from long-term debt	103,250	—	460,351	100,901
Payments on long-term debt	(91,094)	—	(209,563)	(148,247)
Deferred financing costs	(1,963)	—	(13,182)	305
Net cash provided by (used in) financing activities	10,193	—	237,606	(47,041)
Net increase in cash	17,045	12,629	38,520	264,527
Cash at beginning of period	28,647	278,306	7,333	26,408
Effect of exchange rates on cash and cash equivalents	(2,870)	—	(3,031)	—
Cash at end of period	$42,822	$290,935	$42,822	$290,935

Supplemental Cash Flow Information:
Interest paid	$355	$955	$2,214	$17,650
Income taxes paid	$1,907	$835	$2,693	$38,125

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
		(As Restated)		(As Restated)
Net income (loss)	$2,756	$5,601	$(6,310)	$97,846
Other comprehensive income (loss):
Reclassification of foreign currency translation adjustment	(1,730)	—	(2,753)	—
Reclassification of equity investment adjustment	—	16	—	17
Unrealized loss on equity investments	(30)	—	(2)	—
Total comprehensive income (loss)	$996	$5,617	$(9,065)	$97,863

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

The aggregate purchase price, before contractual adjustments, for the stock and the Addison Notes was Cdn. $553.3 million (U.S. $445.1 million).  Of this amount, Cdn. $90.1 million (U.S. $72.1 million) was used to repay in full all outstanding balances under Addison’s credit facility while Cdn. $56.2 million (U.S. $45.2 million)

was withheld and remitted to the Canadian government for potential income taxes that we may owe resulting from the sale of the stock.  We have recorded a receivable in the amount of Cdn. $14.6 million (U.S. $11.9 million) for our estimate of the excess of the amount withheld for Canadian income taxes from the sales proceeds over the estimated amount of Canadian income taxes that are actually owed on the gain from the sale.  The purchase price is subject to further adjustment based upon, among other items, the final determination of Addison’s working capital balance as of February 1, 2005.  This working capital balance adjustment has not yet occurred as of the filing of this quarterly report.  We have, however, adjusted the current liability that we established to reflect our estimate of the potential adjustment.  As of June 30, 2005, we have adjusted the liability for our estimate of the working capital adjustment to Cdn. $1.6 million (U.S. $1.3 million). In addition, we reduced our tax expense from continuing operations during the quarter in the amount of $2.1 million to reflect tax benefit to be recognized by us for repatriated dividends from Addison that we received on February 9, 2005. The tax benefit is the result of clarifications to the American Jobs Creation Act of 2004 (the Act) issued by the Department of Treasury on May 10, 2005. As a result of these clarifications, the Company believes its estimate of the tax benefit from the dividend can be reasonably estimated.  The purchase price is also subject to additional adjustments based upon the outcome of Crown royalty and joint venture audits, if any, which may occur in the future for periods prior to February 1, 2005.

In the three and six months ended June 30, 2004, we have recognized a deferred tax benefit of $909,000 related to Canadian legislation which was enacted in May 2004 to phase in reduced income tax rates and allow for deductibility of crown royalties. SFAS No. 109 and EITF 93-13 require that the tax effect of a change in enacted tax rates be allocated to continuing operations without regard to whether the item giving rise to the effect is a component of discontinued operations.

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

			Total
		North	United
	EXCO	Coast	States	Addison	Total
			(In thousands)
				(As Restated)	(As Restated)
Three months ended June 30, 2004:
Revenues and other income:
Oil and natural gas	$16,625	$19,579	$36,204	$—	$36,204
Commodity price risk management activities	(10,827)	(4,890)	(15,717)	—	(15,717)
Other income	342	141	483	—	483
Total revenues and other income	6,140	14,830	20,970	—	20,970

Costs and expenses:
Oil and natural gas production	4,105	3,098	7,203	—	7,203
Depreciation, depletion and amortization	3,405	3,730	7,135	—	7,135
Accretion of discount on asset retirement obligations	108	102	210	—	210
General and administrative	3,230	1,159	4,389	—	4,389
Interest	8,896	94	8,990	—	8,990
Total costs and expenses	19,744	8,183	27,927	—	27,927
Income (loss) from continuing operations before income taxes	(13,604)	6,647	(6,957)	—	(6,957)
Income tax expense (benefit)	(3,874)	2,035	(1,839)	(909)	(2,748)
Income (loss) from continuing operations	(9,730)	4,612	(5,118)	909	(4,209)
Discontinued operations:
Income from operations	—	—	—	10,228	10,228
Income tax expense	—	—	—	3,263	3,263
Income from discontinued operations	—	—	—	6,965	6,965
Net income (loss)	$(9,730)	$4,612	$(5,118)	$7,874	$2,756
Total assets at end of period	$243,074	$247,924	$490,998	$305,667	$796,665
Goodwill at end of period	$22,139	$—	$22,139	$28,345	$50,484

			Total
		North	United
	EXCO	Coast	States	Addison	Total
			(In thousands)
	(As Restated)		(As Restated)		(As Restated)
Three months ended June 30, 2005:
Revenues and other income:
Oil and natural gas	$17,527	$23,242	$40,769	$—	$40,769
Commodity price risk management activities	(1,258)	(11,100)	(12,358)	—	(12,358)
Interest and other income	2,908	334	3,242	—	3,242
Total revenues and other income	19,177	12,476	31,653	—	31,653

Costs and expenses:
Oil and natural gas production	4,121	3,473	7,594	—	7,594
Depreciation, depletion and amortization	3,823	4,036	7,859	—	7,859
Accretion of discount on asset retirement obligations	92	110	202	—	202
General and administrative	4,874	1,132	6,006	—	6,006
Interest	8,565	—	8,565	—	8,565
Total costs and expenses	21,475	8,751	30,226	—	30,226
Income (loss) from continuing operations before income taxes	(2,298)	3,725	1,427	—	1,427
Income tax expense (benefit)	4,085	(7,110)	(3,025)	—	(3,025)
Income (loss) from continuing operations	(6,383)	10,835	4,452	—	4,452
Discontinued operations:
Loss from discontinued operations	—	—	—	—	—
Gain on disposition of Addison Energy Inc.	—	—	—	1,631	1,631
Income tax expense	—	—	—	482	482
Income from discontinued operations	—	—	—	1,149	1,149
Net income (loss)	$(6,383)	$10,835	$4,452	$1,149	$5,601
Total assets at end of period	$537,328	$332,824	$870,152	$—	$870,152
Goodwill at end of period	$19,984	$—	$19,984	$—	$19,984

	EXCO	North Coast	Total United States	Addison	Total
			(In thousands)
				(As Restated)	(As Restated)
Six months ended June 30, 2004:
Revenues and other income:
Oil and natural gas	$32,942	$31,929	$64,871	$—	$64,871
Commodity price risk management activities	(22,928)	(16,351)	(39,279)	—	(39,279)
Other income	665	284	949	—	949
Total revenues and other income	10,679	15,862	26,541	—	26,541

Costs and expenses:
Oil and natural gas production	8,708	4,960	13,668	—	13,668
Depreciation, depletion and amortization	6,935	6,253	13,188	—	13,188
Accretion of discount on asset retirement obligations	242	166	408	—	408
General and administrative	5,820	1,815	7,635	—	7,635
Interest	16,445	154	16,599	—	16,599
Total costs and expenses	38,150	13,348	51,498	—	51,498
Income (loss) from continuing operations before income taxes	(27,471)	2,514	(24,957)	—	(24,957)
Income tax expense (benefit)	(8,745)	201	(8,544)	(909)	(9,453)
Income (loss) from continuing operations	(18,726)	2,313	(16,413)	909	(15,504)
Discontinued operations:
Income from operations	—	—	—	14,209	14,209
Income tax expense	—	—	—	5,015	5,015
Income from discontinued operations	—	—	—	9,194	9,194
Net income (loss)	$(18,726)	$2,313	$(16,413)	$10,103	$(6,310)
Total assets at end of period	$243,074	$247,924	$490,998	$305,667	$796,665
Goodwill at end of period	$22,139	$—	$22,139	$28,345	$50,484

	EXCO	North Coast	Total United States	Addison	Total
			(In thousands)
	(As Restated)		(As Restated)		(As Restated)
Six months ended June 30, 2005:
Revenues and other income:
Oil and natural gas	$33,714	$45,984	$79,698	$—	$79,698
Commodity price risk management activities	(20,856)	(48,892)	(69,748)	—	(69,748)
Interest and other income	3,130	494	3,624	—	3,624
Total revenues and other income	15,988	(2,414)	13,574	—	13,574

Costs and expenses:
Oil and natural gas production	7,598	6,785	14,383	—	14,383
Depreciation, depletion and amortization	7,581	8,134	15,715	—	15,715
Accretion of discount on asset retirement obligations	187	218	405	—	405
General and administrative	8,830	2,344	11,174	—	11,174
Interest	17,316	-	17,316	—	17,316
Total costs and expenses	41,512	17,481	58,993	—	58,993
Loss from continuing operations before income taxes	(25,524)	(19,895)	(45,419)	—	(45,419)
Income tax benefit	(3,743)	(17,489)	(21,232)	—	(21,232)
Loss from continuing operations	(21,781)	(2,406)	(24,187)	—	(24,187)
Discontinued operations:
Loss from discontinued operations	—	—	—	(4,402)	(4,402)
Gain on disposition of Addison Energy Inc.	—	—	—	175,717	175,717
Income tax expense	—	—	—	49,282	49,282
Income from discontinued operations	—	—	—	122,033	122,033
Net income (loss)	$(21,781)	$(2,406)	$(24,187)	$122,033	$97,846
Total assets at end of period	$537,328	$332,824	$870,152	$—	$870,152
Goodwill at end of period	$19,984	$—	$19,984	$—	$19,984

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

10.          Income Taxes

Income taxes are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at year end.  The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

For the six months ended June 30, 2005 and 2004, the effective income tax benefit rate on losses from continuing operations was 46.7% and 37.9%, respectively. The three months ended June 30, 2005 included tax benefits of $730,000 resulting from new tax legislation in the State of Ohio, where North Coast conducts substantial business operations. In addition, we recognized a $2.1 million tax benefit related to an extraordinary dividend received from Addison, formerly our wholly-owned Canadian subsidiary which was sold in February 2005. This benefit was the result of clarification issued by the Department of the Treasury on May 10, 2005 to the American Jobs Creation Act of 2004 (the Act). The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. This additional $2.1 million benefit is recognized as a component of taxes from continuing operations pursuant to SFAS No. 109 and EITF 93-13, which require that a tax effect of a change in enacted tax rates be allocated to continuing operations without regard to whether the item giving rise to the effect is a component of discontinued operations.

The three and six months ended June 30, 2004 include $909,000 of tax benefit attributable to Canadian legislation which was enacted in May 2004 and phased in reduced income tax rates and provided for the deduction of crown royalties. Although the results of Addison are reflected as discontinued operations, this benefit is reflected as a component of continuing operations as required by SFAS No. 109 and EITF 93-13.

The combination of the Ohio benefit and the benefit from the extraordinary dividend from Addison increased the effective benefit rate on losses from continuing operations by 6.2% for the six months ended June 30, 2005.

The following table provides a reconciliation of the income tax benefit computed by applying the statutory United States federal income tax rate to our income (loss) from continuing operations before income taxes for the three and six months ended June 30, 2004 and 2005, respectively.

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(in thousands)
United States federal income taxes (benefit) at statutory rate of 35%	$(2,435)	$499	$(8,735)	$(15,897)

Increases (reductions) resulting from:

Non-deductible charges (non-taxable income)	(12)	(22)	(37)	(45)

Percentage depletion in excess of basis	—	(177)	—	(345)

Changes in tax legislation in the State of Ohio	—	(730)	—	(730)

Change in U.S. tax law related to dividend from Canadian subsidiary	—	(2,075)	—	(2,075)

Change in Canadian tax rates	(909)	—	(909)	—

State taxes net of federal benefit and other	608	(520)	228	(2,140)

Income tax benefit, as restated	$(2,748)	$(3,025)	$(9,453)	$(21,232)

11.                               Restatement

On November 14, 2005, as part of EXCO’s review of its third quarter financial statements, EXCO reviewed a possible misapplication of Statement of Financial Accounting Standards No. 109, Accounting for Income Tax (SFAS No. 109) relating to the recording of an income tax benefit on a dividend received in February 2005 from Addison Energy Inc. (Addison), EXCO’s former wholly-owned Canadian subsidiary.  On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was enacted into law.  The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  EXCO repatriated Cdn. $74.5 millions (U.S. $59.6 million) in an extraordinary dividend, as defined in the Act, from Addison on February 9, 2005.  At December 31, 2004, certain technical corrections to the Act had been identified and legislation to effect the corrections had been proposed to be enacted.  On May 10, 2005, the Treasury Department issued Notice 2005-38 in which it stated that the Treasury Department would follow the proposed corrective legislation.  The Treasury Department further stated that another technical release would be issued at a later date discussing the methodology for making certain computations in regard to the Act.  However, EXCO believed that there still remained substantial questions as to whether or not the application of Notice 2005-38 provided sufficient clarification of an uncertain tax position as required under SFAS No. 109 to recognize the income tax benefit arising from the technical corrections and questions remained regarding calculation of the tax benefit thereunder.

There was further administrative guidance issued by the Treasury Department under Notice 2005-64 on August 19, 2005. EXCO believed that this additional guidance provided sufficient evidence as required under SFAS No. 109. As a result, EXCO planned to recognize the benefit of $2.1 million during the three months ended September 30, 2005. However, after reconsideration of Notice 2005-38, EXCO management concluded that this benefit should have been recognized in the quarter ended June 30, 2005. SFAS No. 109 requires that the entire tax effect of a change in enacted tax rates be allocated to continuing operations without regard to whether the item giving rise to the effect is a component of discontinued operations. The impact of this restatement to the three and six months ended June 30, 2005 is presented in the following tables:

	June 30, 2005
Condensed Consolidated Balance Sheet:	As Previously Reported	Adjustments	As Restated

Assets
Total current assets	$339,369	$—	$339,369
Oil and natural gas properties, net	471,982	—	471,982
Gas gathering, office and field equipment, net	29,382	—	29,382
Goodwill and other non-current assets	29,419	—	29,419
Total assets	$870,152	$—	$870,152

Liabilities and Shareholder’s Equity
Total current liabilities	$79,910	$(2,075)	$77,835
Long-term debt	452,750	—	452,750
Other non-current liabilities	59,337	—	59,337
Total shareholder’s equity	278,155	2,075	280,230
Total liabilities and shareholder’s equity	$870,152	$—	$870,152

	Three Months Ended June 30, 2005
Condensed Consolidated Statements of Operations:	As Previously Reported	Adjustments	As Restated
Income (loss) from continuing operations before income taxes	$1,427	$—	$1,427
Income tax benefit	(950)	(2,075)	(3,025)
Income from continuing operations	2,377	2,075	4,452
Income from discontinued operations	1,149	—	1,149
Net income	$3,526	$2,075	$5,601

	Six Months Ended June 30, 2005
	As Previously Reported	Adjustments	As Restated
Income (loss) from continuing operations before income taxes	$(45,419)	$—	$(45,419)
Income tax benefit	(19,157)	(2,075)	(21,232)
Income (loss) from continuing operations	(26,262)	2,075	(24,187)
Income from discontinued operations	122,033	—	122,033
Net income	$95,771	$2,075	$97,846

In addition, in the three and six months ended June 30, 2004, a tax benefit had been recorded, as a component of discontinued operations, for changes in Canadian legislation which reduced income tax rates and allowed for the deductibility of crown royalties. Our financial statements have been restated to reclassify this benefit as a component of continuing operations pursuant to SFAS No. 109 and EITF 93-13. The impact of this restatement is as follows:

	Three Months Ended June 30, 2004
Condensed Consolidated Statement of Operations:	As Previously Reported	Adjustments	As Restated
Loss from continuing operations before income taxes	(6,957)	$—	(6,957)
Income tax benefit	(1,839)	(909)	(2,748)
Loss from continuing operations	(5,118)	909	(4,209)
Income from discontinued operations	7,874	(909)	6,965
Net income (loss)	$2,756	$—	$2,756

	Six Months Ended June 30, 2004
Condensed Consolidated Statement of Operations:	As Previously Reported	Adjustments	As Restated
Loss from continuing operations before income taxes	(24,957)	$—	(24,957)
Income tax benefit	(8,544)	(909)	(9,453)
Loss from continuing operations	(16,413)	909	(15,504)
Income from discontinued operations	10,103	(909)	9,194
Net income (loss)	$(6,310)	$—	$(6,310)

12.                               Consolidating Financial Statements

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

EXCO RESOURCES, INC.

CONSOLIDATING BALANCE SHEETS (Unaudited)

December 31, 2004

	EXCO Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$8,535	$7,472	$10,401	$—	$26,408
Other current assets	12,132	12,902	24,406	—	49,440
Total current assets	20,667	20,374	34,807	—	75,848
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	783	18,046	3,370	—	22,199
Proved developed and undeveloped oil and natural gas properties	70,569	383,759	340,516	—	794,844
Allowance for depreciation, depletion and amortization	(9,592)	(22,115)	(28,742)	—	(60,449)
Oil and natural gas properties, net	61,760	379,690	315,144	—	756,594
Gas gathering, office and field equipment, net	1,935	25,079	267	—	27,281
Goodwill	19,984	—	31,432	—	51,416
Investments in and advances to affiliates	658,198	—	—	(658,198)	—
Other assets, net	10,779	22	83	—	10,884
Total assets	$773,323	$425,165	$381,733	$(658,198)	$922,023

Liabilities and Shareholder’s Equity
Current liabilities	$60,807	$10,284	$34,604	$—	$105,695
Long-term debt	487,453	—	12,896	—	500,349
Deferred income taxes	7,448	8,346	43,308	—	59,102
Other liabilities	30,532	6,963	15,631	—	53,126
Payable to parent	(16,668)	286,500	191,702	(461,534)	—
Commitments and contingencies	—	—	—	—	—
Shareholder’s equity	203,751	113,072	83,592	(196,664)	203,751
Total liabilities and shareholder’s equity	$773,323	$425,165	$381,733	$(658,198)	$922,023

EXCO RESOURCES, INC.

CONSOLIDATING BALANCE SHEETS (Unaudited)

June 30, 2005

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
			(In thousands)
	(As Restated)				(As Restated)
Assets
Current assets:
Cash and cash equivalents	$262,729	$28,206	$—	$—	$290,935
Other current assets	28,379	20,055	—	—	48,434
Total current assets	291,108	48,261	—	—	339,369
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	—	20,327	—	—	20,327
Proved developed and undeveloped oil and natural gas properties	66,870	430,818	—	—	497,688
Allowance for depreciation, depletion and amortization	(11,947)	(34,086)	—	—	(46,033)
Oil and natural gas properties, net	54,923	417,059	—	—	471,982
Gas gathering, office and field equipment, net	1,893	27,489	—	—	29,382
Goodwill	19,984	—	—	—	19,984
Investments in and advances to affiliates	458,226	(38,384)	—	(419,842)	—
Other assets, net	9,398	37	—	—	9,435
Total assets	$835,532	$454,462	$—	$(419,842)	$870,152

Liabilities and Shareholder’s Equity
Current liabilities	$56,286	$21,549	$—	$—	$77,835
Long-term debt	452,750	—	—	—	452,750
Other liabilities	46,266	13,071	—	—	59,337
Payable to parent	—	317,986	—	(317,986)	—
Commitments and contingencies	—	—	—	—	—
Shareholder’s equity	280,230	101,856	—	(101,856)	280,230
Total liabilities and shareholder’s equity	$835,532	$454,462	$—	$(419,842)	$870,152

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended June 30, 2004

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
			(In thousands) (As Restated)		(As Restated)
Revenues and other income:
Oil and natural gas sales	$11,246	$24,958	$—	$—	$36,204
Commodity price risk management activities	(10,827)	(4,890)	—	—	(15,717)
Other income	2,845	226	—	(2,588)	483
Equity in earnings of subsidiaries	12,865	—	—	(12,865)	—
Total revenues and other income	16,129	20,294	—	(15,453)	20,970

Costs and expenses:
Oil and natural gas production	3,099	4,104	—	—	7,203
Depreciation, depletion and amortization	1,926	5,209	—	—	7,135
Accretion of discount on asset retirement obligations	96	114	—	—	210
General and administrative	3,230	1,159	—	—	4,389
Interest	8,896	1,150	—	(1,056)	8,990
Total costs and expenses	17,247	11,736	—	(1,056)	27,927
Income (loss) from continuing operations before income taxes	(1,118)	8,558	—	(14,397)	(6,957)
Income tax expense (benefit)	(3,874)	2,035	(909)	—	(2,748)
Income (loss) from continuing operations	2,756	6,523	909	(14,397)	(4,209)
Discontinued operations:
Income from operations	—	—	8,696	1,532	10,228
Income tax expense	—	—	3,263	—	3,263
Income from discontinued operations	—	—	5,433	1,532	6,965
Net income (loss)	$2,756	$6,523	$6,342	$(12,865)	$2,756

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended June 30, 2005

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
			(In thousands)
	(As Restated)				(As Restated)
Revenues and other income:
Oil and natural gas sales	$7,380	$33,389	$—	$—	$40,769
Commodity price risk management activities	(1,258)	(11,100)	—	—	(12,358)
Interest and other income	21,918	627	—	(19,303)	3,242
Equity in earnings of subsidiaries	(2,732)	—	—	2,732	—
Total revenues and other income	25,308	22,916	—	(16,571)	31,653

Costs and expenses:
Oil and natural gas production	2,154	5,440	—	—	7,594
Depreciation, depletion and amortization	1,295	6,564	—	—	7,859
Accretion of discount on asset retirement obligations	78	124	—	—	202
General and administrative	4,873	1,133	—	—	6,006
Interest	8,385	19,483	—	(19,303)	8,565
Total costs and expenses	16,785	32,744	—	(19,303)	30,226
Income (loss) from continuing operations before income taxes	8,523	(9,828)	—	2,732	1,427
Income tax expense (benefit)	4,071	(7,096)	—	—	(3,025)
Income (loss) from continuing operations	4,452	(2,732)	—	2,732	4,452
Discontinued operations:
Loss from operations	—	—	—	—	—
Gain on disposition of Addison Energy Inc.	1,631	—	—	—	1,631
Income tax expense	482	—	—	—	482
Income from discontinued operations	1,149	—	—	—	1,149
Net income (loss)	$5,601	$(2,732)	$—	$2,732	$5,601

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Six Months Ended June 30, 2004

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
			(In thousands) (As Restated)		(As Restated)
Revenues and other income:
Oil and natural gas sales	$21,841	$43,030	$—	$—	$64,871
Commodity price risk management activities	(22,928)	(16,351)	—	—	(39,279)
Other income	3,883	369	—	(3,303)	949
Equity in earnings of subsidiaries	15,245	—	—	(15,245)	—
Total revenues and other income	18,041	27,048	—	(18,548)	26,541

Costs and expenses:
Oil and natural gas production	6,731	6,937	—	—	13,668
Depreciation, depletion and amortization	3,901	9,287	—	—	13,188
Accretion of discount on asset retirement obligations	199	209	—	—	408
General and administrative	5,820	1,815	—	—	7,635
Interest	16,445	1,925	—	(1,771)	16,599
Total costs and expenses	33,096	20,173	—	(1,771)	51,498
Income (loss) from continuing operations before income taxes	(15,055)	6,875	—	(16,777)	(24,957)
Income tax expense (benefit)	(8,745)	201	(909)	—	(9,453)
Income (loss) from continuing operations	(6,310)	6,674	909	(16,777)	(15,504)
Discontinued operations:
Income from operations	—	—	12,677	1,532	14,209
Gain on disposition of Addison Energy Inc.	—	—	—	—	—
Income tax expense	—	—	5,015	—	5,015
Income from discontinued operations	—	—	7,662	1,532	9,194
Net income (loss)	$(6,310)	$6,674	$8,571	$(15,245)	$(6,310)

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Six Months Ended June 30, 2005

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
			(In thousands)
	(As Restated)				(As Restated)
Revenues and other income:
Oil and natural gas sales	$13,631	$66,067	$—	$—	$79,698
Commodity price risk management activities	(20,856)	(48,892)	—	—	(69,748)
Interest and other income	23,930	906	—	(21,212)	3,624
Equity in earnings of subsidiaries	(14,456)	—	—	14,456	—
Total revenues and other income	2,249	18,081	—	(6,756)	13,574

Costs and expenses:
Oil and natural gas production	4,425	9,958	—	—	14,383
Depreciation, depletion and amortization	2,614	13,101	—	—	15,715
Accretion of discount on asset retirement obligations	158	247	—	—	405
General and administrative	8,829	2,345	—	—	11,174
Interest	17,238	21,290	—	(21,212)	17,316
Total costs and expenses	33,264	46,941	—	(21,212)	58,993
Income (loss) from continuing operations before income taxes	(31,015)	(28,860)	—	14,456	(45,419)
Income tax benefit	(3,757)	(17,475)	—	—	(21,232)
Income (loss) from continuing operations	(27,258)	(11,385)	—	14,456	(24,187)
Discontinued operations:
Loss from operations	—	—	(4,402)	—	(4,402)
Gain on disposition of Addison Energy Inc.	175,717	—	—	—	175,717
Income tax expense (benefit)	50,613	—	(1,331)	—	49,282
Income (loss) from discontinued operations	125,104	—	(3,071)	—	122,033
Net income (loss)	$97,846	$(11,385)	$(3,071)	$14,456	$97,846

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended June 30, 2004

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided by operating activities	$13,248	$17,990	$3,377	$—	$34,615
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(4,728)	(7,865)	(22,031)	—	(34,624)
Proceeds from disposition of oil and natural gas properties	3,423	3,543	—	—	6,966
Advances/investments with affiliates	(96,977)	(13,119)	110,169	—	73
Other investing activities	(78)	—	(100)	—	(178)
Net cash provided by (used in) investing activities	(98,360)	(17,441)	88,038	—	(27,763)
Financing Activities:
Proceeds from long-term debt	103,250	—	—	—	103,250
Payments on long-term debt	—	—	(91,094)	—	(91,094)
Deferred financing costs	(2,011)	—	48	—	(1,963)
Net cash provided by (used in) financing activities	101,239	—	(91,046)	—	10,193
Net increase in cash	16,127	549	369	—	17,045
Cash at beginning of period	14,444	9,566	4,637	—	28,647
Effect of exchange rates on cash and cash equivalents	—	—	(2,870)	—	(2,870)
Cash at end of period	$30,571	$10,115	$2,136	$—	$42,822

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended June 30, 2005

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided by operating activities	$22,907	$8,484	$—	$—	$31,391
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(2,298)	(19,840)	—	—	(22,138)
Proceeds from disposition of oil and natural gas properties	782	2,598	—	—	3,380
Proceeds from sale of Addison Energy Inc., net of cash sold	(252)	—	—	—	(252)
Advances/investments with affiliates	(20,191)	20,380	—	—	189
Other investing activities	59	—	—	—	59
Net cash provided by (used in) investing activities	(21,900)	3,138	—	—	(18,762)
Financing Activities:
Proceeds from long-term debt	—	—	—	—	—
Payments on long-term debt	—	—	—	—	—
Deferred financing costs	—	—	—	—	—
Other financing activities	—	—	—	—	—
Net cash provided by (used in) financing activities	—	—	—	—	—
Net increase in cash	1,007	11,622	—	—	12,629
Cash at beginning of period	261,722	16,584	—	—	278,306
Cash at end of period	$262,729	$28,206	$—	$—	$290,935

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2004

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided by operating activities	$14,622	$32,003	$17,056	$—	$63,681
Investing Activities:
Acquisition of North Coast Energy, Inc. less cash acquired	(225,562)	10,429	—	—	(215,133)
Additions to oil and natural gas properties, gathering systems and equipment	(9,498)	(13,774)	(38,900)	—	(62,172)
Proceeds from disposition of oil and natural gas properties	10,652	3,160	—	—	13,812
Advances/investments with affiliates	(104,353)	(21,703)	126,116	—	60
Other investing activities	781	—	(115)	—	666
Net cash provided by (used in) investing activities	(327,980)	(21,888)	87,101	—	(262,767)
Financing Activities:
Proceeds from long-term debt	460,351	—	—	—	460,351
Payments on long-term debt	(106,570)	—	(102,993)	—	(209,563)
Deferred financing costs	(13,224)	—	42	—	(13,182)
Net cash provided by (used in) financing activities	340,557	—	(102,951)	—	237,606
Net increase in cash	27,199	10,115	1,206	—	38,520
Effect of exchange rates on cash and cash equivalents	—	—	(3,031)	—	(3,031)
Cash at beginning of period	3,372	—	3,961	—	7,333
Cash at end of period	$30,571	$10,115	$2,136	$—	$42,822

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2005

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash used by operating activities	$(61,623)	$(3,108)	$(19,158)	$—	$(83,889)
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(21,427)	(33,661)	(444)	—	(55,532)
Proceeds from disposition of oil and natural gas properties	4,696	2,598	—	—	7,294
Proceeds from sale of Addison Energy Inc., net of cash sold	444,812	—	(1,415)	—	443,397
Advances/investments with affiliates	(5,681)	54,905	(48,985)	—	239
Other investing activities	59	—	—	—	59
Net cash provided by (used in) investing activities	422,459	23,842	(50,844)	—	395,457
Financing Activities:
Proceeds from long-term debt	41,300	—	59,601	—	100,901
Payments on long-term debt	(148,247)	—	—	—	(148,247)
Deferred financing costs	305	—	—	—	305
Net cash provided by (used in) financing activities	(106,642)	—	59,601	—	(47,041)
Net increase (decrease) in cash	254,194	20,734	(10,401)	—	264,527
Cash at beginning of period	8,535	7,472	10,401	—	26,408
Cash at end of period	$262,729	$28,206	$—	$—	$290,935

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

As discussed in “Note 11. Restatement” to the Condensed Consolidated Financial Statements, we restated our unaudited financial statements for the three and six months ended June 30, 2004 and 2005, respectively.

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

Accounting for Income Taxes

Income taxes are provided based upon the liability method of accounting.  Deferred taxes are recorded to reflect the tax benefit and consequences of future years’ differences between the tax basis of assets and liabilities and their financial reporting basis.  We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Prior to the planned disposition of Addison, we considered Addison’s earnings to be permanently reinvested for use in those operations and, consequently, deferred federal income taxes, net of applicable foreign tax credits, had not been provided on the undistributed earnings of Addison that were reinvested.  As a result of the sale of Addison, we provided for deferred federal income taxes in the fourth quarter of 2004 on the undistributed earnings of Addison.

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

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act).  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  We repatriated Cdn. $74.5 million (U.S. $59.6 million) in an extraordinary dividend, as defined in the Act, from Addison on February 9, 2005.  We recognized a tax liability of $8.2 million as of December 31, 2004 related to the extraordinary dividend.  During the three months ended June 30, 2005, we recognized $2.1 million of additional U.S. tax benefit related to clarifications to the Act issued on May 10, 2005 by the Department of the Treasury on such extraordinary dividends and our ability to utilize them as deductions in our consolidated Federal Tax return.  This additional $2.1 million of tax benefit is recognized as a component of taxes from continuing operations pursuant to SFAS No. 109 and EITF 93-13, which require that a tax effect of a change in enacted tax rates be allocated to continuing operations without regard to whether the item giving rise to the effect is a component of discontinued operations.

In June 2005, the state of Ohio enacted new legislation that significantly changed the method of taxing businesses that operate in Ohio.  We have significant operations in the state of Ohio through our North Coast subsidiary.  As a result of the new tax legislation in Ohio, we recognized a deferred income tax benefit in the amount of $730,000 during the three months ended June 30, 2005.  The remaining income tax benefit for the three month period ended June 30, 2005 on income from continuing operations is primarily the result of state income tax benefits on our North Coast operations.  Our effective tax rate on losses from continuing operations for the three month period ended June 30, 2004 approximated 39%.

The six months ended June 30, 2004 includes $909,000 of a tax benefit attributable to Canadian legislation which was enacted in May 2004 and phased in reduced income tax rates and provided for the deduction of crown royalties.  Although the results of Addison are reflected as discontinued operations, this benefit is reflected as a component of continuing operations as required by SFAS No. 109 and EITF 93-13.

Our effective tax rate on losses from continuing operations for the six month period ended June 30, 2005 approximated 46.7% as compared to an effective tax rate that approximated 37.9% for the six month period ended June 30, 2004.  The increase in the effective tax rate is the result of the benefit of $2.1 million related to clarification of the Act, the deferred income tax benefit of $730,000 recognized for changes in Ohio tax laws and higher state taxes in states in which North Coast operates, partially offset by the deferred income tax benefit of $909,000 during the six months ended June 30, 2004 as a result of the enacted changes in Canadian tax laws.  The combination of the Ohio benefit and the benefit from the extraordinary dividend from Addison increased the effective benefit rate on losses from continuing operations by 6.2% for the six months ended June 30, 2005. Excluding these items the effective tax rate for the six months ended June 30, 2005 would have been 40.5% compared with 34.2% for the same period in the prior year, excluding the impact of the Canadian tax rate change in 2004.

The following table provides a reconciliation of the income tax benefit computed by applying the statutory United States federal income tax rate to our income (loss) from continuing operations before income taxes for the three and six months ended June 30, 2004 and 2005, respectively:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(in thousands)
United States federal income taxes (benefit) at statutory rate of 35%	$(2,435)	$499	$(8,735)	$(15,897)

Increases (reductions) resulting from:

Non-deductible charges (non-taxable income)	(12)	(22)	(37)	(45)

Percentage depletion in excess of basis	—	(177)	—	(345)

Changes in tax legislation in the State of Ohio	—	(730)	—	(730)

Change in U.S. tax law related to dividend from Canadian subsidiary	—	(2,075)	—	(2,075)

Change in Canadian tax rates	(909)	—	(909)	—

State taxes net of federal benefit and other	608	(520)	228	(2,140)

Income tax benefit, as restated	$(2,748)	$(3,025)	$(9,453)	$(21,232)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), who is also Chief Accounting Officer (CAO), collectively referred to as the disclosure committee, of the effectiveness and the design and operation of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Exchange Act).  This evaluation included consideration of the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to management, including the CEO and CFO/CAO, to allow timely decisions regarding required disclosures.

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

Material Weakness

As discussed in Item 9A. Controls and Procedures beginning on page 125 of our Annual Report on Form 10-K for the period ended December 31, 2004, there was a material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual tax provisions.  In connection with the preparation of our quarterly report on Form 10-Q for the third quarter ended September 30, 2005, we reconsidered our position with respect to technical correction notices from the IRS related to the tax provision made on an extraordinary dividend received from our former wholly-owned Canadian subsidiary. Accordingly, we restated our financial statements for the quarter ended June 30, 2005 and September 30, 2005, to reflect the tax benefit in the June 30, 2005 quarter and to classify the benefit as a component of continuing rather than discontinued operations in the September 30, 2005 quarter. We also reclassified a Canadian tax benefit resulting from a tax rate change in the three and six month periods ended June 30, 2004 and the nine months ended September 30, 2004 from discontinued to continuing operations.  We do not believe these restatements resulted from a new material weakness in our internal controls; however, we continue to evaluate the effectiveness of our processes, procedures and controls, with continued emphasis on accounting for income taxes.  In 2005, through the date of this report, we have begun implementing additional controls including more stringent reviews of the quarterly tax provision, hiring of additional finance and accounting personnel, and expanding the scope of work of the outside consulting firm that we use to review our quarterly tax provision.  In connection with our documentation and testing procedures to be performed to comply with Section 404 of the Sarbanes-Oxley Act of 2002, accounting for federal and state income taxes will be an area of significant emphasis.

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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer and Chief Accounting Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer/Chief Accounting Officer of EXCO Resources, Inc., filed herewith.

99.1	Audit Committee Charter, filed as an Exhibit to EXCO’s Form 8-K dated November 18, 2004 filed November 24, 2004 and incorporated by reference herein.

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

EXCO RESOURCES, INC. (Registrant)

Date: November 23, 2005	By:	/s/ DOUGLAS H. MILLER
Douglas H. Miller
Chairman and Chief Executive Officer

	By:	/s/ J. DOUGLAS RAMSEY
J. Douglas Ramsey
Vice President, Chief Financial Officer and Chief Accounting Officer

Index to Exhibits

EXHIBIT NUMBER	Description Of Exhibit
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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer and Chief Accounting Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer/Chief Accounting Officer of EXCO Resources, Inc., filed herewith.

99.1	Audit Committee Charter, filed as an Exhibit to EXCO’s Form 8-K dated November 18, 2004 filed November 24, 2004 and incorporated by reference herein.

*                      Filed as an Exhibit to EXCO’s Form S-4 filed March 25, 2004 and incorporated by reference herein.

**               Filed as an Exhibit to EXCO’s Pre-effective Amendment No. 1 to the Form S-4 filed April 20, 2004 and incorporated by reference herein.

***        These exhibits are management contracts.