Form 10-Q/A
period 2005-09-30
EXCO RESOURCES INC
filed 2005-11-23
CIK 316300

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

The Form 10-Q (Form 10-Q) of EXCO Resources, Inc. for the nine months ended September 30, 2005 is being amended to (i) amend and restate Part I. Item 1. Financial Statements (Unaudited) to reclassify a tax benefit attributable to clarifications of the American Jobs Creation Act of 2004 in respect of an extraordinary dividend received from Addison Energy Inc., our former wholly-owned Canadian subsidiary, from discontinued operations to current taxes from continuing operations for the nine month period ended September 30, 2005, to reclassify a Canadian tax rate reduction benefit recognized in the nine month period ended September 30, 2004 from discontinued to continuing operations, to insert additional disclosures concerning income taxes, to insert revised disclosure related to the acquisition of our parent, EXCO Holdings Inc., and to insert conforming disclosure included elsewhere in the Form 10-Q as well as to correct certain minor drafting and other typographical errors, (ii) amend and restate Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect the same changes described in clause (i) above and to correct a numerical error as well as certain minor drafting and other typographical errors, (iii) amend and restate Part I. Item 4 Controls and Procedures to update our disclosure in light of this restatement, and (iv) amend and restate Part II. Item 6. Exhibits to (x) update the certifications of certain executive officers as of the date of this amendment, (y) incorporate by reference certain exhibits filed with the Form 10-Q and (z) file Exhibit 10.28, which was inadvertently omitted from the exhibits filed with the Form 10-Q.  The Form 10-Q is hereby amended and restated in its entirety (other than exhibits previously filed with the Form 10-Q) as follows:

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

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
			(As Restated)	(As Restated)

Revenues and other income:
Oil and natural gas	$35,249	$51,771	$100,120	$131,469
Commodity price risk management activities	(29,916)	(107,505)	(69,195)	(177,253)
Interest and other income (loss)	(62)	3,401	887	7,025
Total revenues and other income (loss)	5,271	(52,333)	31,812	(38,759)
Costs and expenses:
Oil and natural gas production	7,453	7,596	21,121	21,979
Depreciation, depletion and amortization	7,772	8,775	20,960	24,490
Accretion of discount on asset retirement obligations	199	207	607	612
General and administrative	3,640	4,396	11,275	15,570
Interest	8,888	9,186	25,487	26,502
Total costs and expenses	27,952	30,160	79,450	89,153
Loss from continuing operations before income taxes	(22,681)	(82,493)	(47,638)	(127,912)
Income tax benefit	(3,365)	(32,778)	(12,818)	(54,010)
Loss from continuing operations	(19,316)	(49,715)	(34,820)	(73,902)
Discontinued operations:
Income (loss) from operations	10,673	—	24,882	(4,402)
Gain on disposition of Addison Energy Inc.	—	—	—	175,717
Income tax expense	2,447	—	7,462	49,282
Income from discontinued operations	8,226	—	17,420	122,033
Net income (loss)	$(11,090)	$(49,715)	$(17,400)	$48,131

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

Certain of our employees have been granted stock options under the Holdings 2004 Long-Term Incentive Plan (the Holdings Plan).  The Holdings Plan provides for grants of stock options that can be exercised for Class A common stock of Holdings.  The stock options vest upon the earlier of specified events or three years from the date of grant and expire ten years after the date of grant.  Holdings has reserved 12,962,968 shares of its Class A common stock for issuance upon the exercise of stock options.  As of September 30, 2005, options to purchase 8,671,906 shares of Holdings’ common stock were outstanding.

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

As permitted by SFAS No. 123, we accounted for share-based payments to employees using the intrinsic value method prescribed by APB No. 25 and related interpretations.  As such, we generally did not recognize compensation expense associated with employee stock options.  However, as a result of the change of control of Holdings that occurred on October 3, 2005, all of the outstanding stock options under the Holdings Plan were cashed out which will result in a charge to stock option compensation expense during the fourth quarter of 2005.  For additional information, see “Note 10. Equity Buyout, ONEOK Energy Acquisition and Other Transactions.”

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

In the nine months ended September 30, 2004, we have recognized a deferred tax benefit of $909,000 related to Canadian legislation which was enacted in May 2004 to phase in reduced income tax rates and allow for deductibility of crown royalties. SFAS No. 109 and EITF 93-13 require that the tax effect of a change in enacted tax rates be allocated to continuing operations without regard to whether the item giving rise to the effect is a component of discontinued operations.

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

In accordance with the terms of the indenture governing our 7¼% senior notes due 2011 (senior notes) (see “Note 8. Issuance of Senior Notes and the Acquisition of North Coast Energy, Inc.”), at the time of the closing of the Addison disposition, the security interest of the holders of our senior notes in two-thirds of the common stock of Addison was released and a second lien security interest (behind the first lien security interest under our U.S. credit agreement) was effected in U.S. $120.6 million of cash equivalents, which represents two-thirds of the net cash proceeds from the sale of the Addison stock.  An additional U.S. $75.8 million of proceeds from the Addison disposition were applied to temporarily pay down borrowings under our U.S. credit agreement to a nominal amount.  The remaining Addison disposition proceeds of U.S. $130.3 million were invested in short-term investments as permitted under our U.S. credit agreement and our senior notes.  The net cash proceeds from the Addison disposition as determined under the indenture governing our senior notes was U.S. $326.8 million and may be used only in accordance with the terms of the indenture.  Section 4.07 of the indenture governing our senior notes provides that the net cash proceeds from an asset disposition must be used to permanently reduce debt, reinvest in our business or make an offer to the holders to repurchase their senior notes.  See “Note 7. Credit Agreements,” “Note 8. Issuance of Senior Notes and the Acquisition of North Coast Energy, Inc.” and "Note 10. Equity Buyout, ONEOK Energy Acquisition and Other Transactions" for information concerning an offer made to repurchase up to $120.6 million in senior notes in accordance with Section 4.07 of the indenture.

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

			Total
		North	United	Discontinued
	EXCO	Coast	States	Operations	Total
	(In thousands)
Three months ended September 30, 2004:
Revenues and other income:
Oil and natural gas	$16,614	$18,635	$35,249	$—	$35,249
Commodity price risk management activities	(13,226)	(16,690)	(29,916)	—	(29,916)
Other income (expense)	(235)	173	(62)	—	(62)
Total revenues and other income	3,153	2,118	5,271	—	5,271

Costs and expenses:
Oil and natural gas production	4,295	3,158	7,453	—	7,453
Depreciation, depletion and amortization	3,783	3,989	7,772	—	7,772
Accretion of discount on asset retirement obligations	97	102	199	—	199
General and administrative	2,741	899	3,640	—	3,640
Interest	8,862	26	8,888	—	8,888
Total costs and expenses	19,778	8,174	27,952	—	27,952
Loss from continuing operations before income taxes	(16,625)	(6,056)	(22,681)	—	(22,681)
Income tax benefit	(714)	(2,651)	(3,365)	—	(3,365)
Loss from continuing operations	(15,911)	(3,405)	(19,316)	—	(19,316)
Discontinued operations:
Income from operations	1,791	—	1,791	8,882	10,673
Income tax expense	—	—	—	2,447	2,447
Income from discontinued operations	1,791	—	1,791	6,435	8,226
Net income (loss)	$(14,120)	$(3,405)	$(17,525)	$6,435	$(11,090)
Total assets at end of period	$253,596	$250,942	$504,538	$352,275	$856,813
Goodwill at end of period	$21,558	$—	$21,558	$29,952	$51,510

			Total
		North	United	Discontinued
	EXCO	Coast	States	Operations	Total
	(In thousands)
Three months ended September 30, 2005:
Revenues and other income:
Oil and natural gas	$20,928	$30,843	$51,771	$—	$51,771
Commodity price risk management activities	(35,848)	(71,657)	(107,505)	—	(107,505)
Interest and other income	2,733	668	3,401	—	3,401
Total revenues and other income (loss)	(12,187)	(40,146)	(52,333)	—	(52,333)

Costs and expenses:
Oil and natural gas production	3,731	3,865	7,596	—	7,596
Depreciation, depletion and amortization	3,696	5,079	8,775	—	8,775
Accretion of discount on asset retirement obligations	88	119	207	—	207
General and administrative	2,891	1,505	4,396	—	4,396
Interest	9,186	—	9,186	—	9,186
Total costs and expenses	19,592	10,568	30,160	—	30,160
Loss from continuing operations before income taxes	(31,779)	(50,714)	(82,493)	—	(82,493)
Income tax benefit	(10,506)	(22,272)	(32,778)	—	(32,778)
Loss from continuing operations	(21,273)	(28,442)	(49,715)	—	(49,715)
Discontinued operations:
Income from discontinued operations	—	—	—	—	—
Gain on disposition of Addison Energy Inc.	—	—	—	—	—
Income tax benefit	—	—	—	—	—
Income from discontinued operations	—	—	—	—	—
Net loss	$(21,273)	$(28,442)	$(49,715)	$—	$(49,715)
Total assets at end of period	$463,849	$446,615	$910,464	$—	$910,464
Goodwill at end of period	$19,984	$—	$19,984	$—	$19,984

			Total
		North	United	Discontinued
	EXCO	Coast	States	Operations	Total
	(In thousands)
				(As Restated)	(As Restated)
Nine months ended September 30, 2004:
Revenues and other income:
Oil and natural gas	$49,555	$50,565	$100,120	$—	$100,120
Commodity price risk management activities	(36,155)	(33,040)	(69,195)	—	(69,195)
Other income	430	457	887	—	887
Total revenues and other income	13,830	17,982	31,812	—	31,812

Costs and expenses:
Oil and natural gas production	13,002	8,119	21,121	—	21,121
Depreciation, depletion and amortization	10,718	10,242	20,960	—	20,960
Accretion of discount on asset retirement obligations	338	269	607	—	607
General and administrative	8,561	2,714	11,275	—	11,275
Interest	25,307	180	25,487	—	25,487
Total costs and expenses	57,926	21,524	79,450	—	79,450
Loss from continuing operations before income taxes	(44,096)	(3,542)	(47,638)	—	(47,638)
Income tax benefit	(9,459)	(2,450)	(11,909)	(909)	(12,818)
Income (loss) from continuing operations	(34,637)	(1,092)	(35,729)	909	(34,820)
Discontinued operations:
Income from operations	3,323	—	3,323	21,559	24,882
Income tax expense	—	—	—	7,462	7,462
Income from discontinued operations	3,323	—	3,323	14,097	17,420
Net income (loss)	$(31,314)	$(1,092)	$(32,406)	$15,006	$(17,400)
Total assets at end of period	$253,596	$250,942	$504,538	$352,275	$856,813
Goodwill at end of period	$21,558	$—	$21,558	$29,952	$51,510

			Total
		North	United	Discontinued
	EXCO	Coast	States	Operations	Total
	(In thousands)
	(As Restated)		(As Restated)	(As Restated)	(As Restated)
Nine months ended September 30, 2005:
Revenues and other income:
Oil and natural gas	$54,642	$76,827	$131,469	$—	$131,469
Commodity price risk management activities	(56,704)	(120,549)	(177,253)	—	(177,253)
Interest and other income	5,762	1,263	7,025	—	7,025
Total revenues and other income (loss)	3,700	(42,459)	(38,759)	—	(38,759)

Costs and expenses:
Oil and natural gas production	11,329	10,650	21,979	—	21,979
Depreciation, depletion and amortization	11,277	13,213	24,490	—	24,490
Accretion of discount on asset retirement obligations	275	337	612	—	612
General and administrative	11,721	3,849	15,570	—	15,570
Interest	26,502	—	26,502	—	26,502
Total costs and expenses	61,104	28,049	89,153	—	89,153
Loss from continuing operations before income taxes	(57,404)	(70,508)	(127,912)	—	(127,912)
Income tax benefit	(14,249)	(39,761)	(54,010)	—	(54,010)
Loss from continuing operations	(43,155)	(30,747)	(73,902)	—	(73,902)
Discontinued operations:
Loss from discontinued operations	—	—	—	(4,402)	(4,402)
Gain on disposition of Addison Energy Inc.	—	—	—	175,717	175,717
Income tax expense	—	—	—	49,282	49,282
Income from discontinued operations	—	—	—	122,033	122,033
Net income (loss)	$(43,155)	$(30,747)	$(73,902)	$122,033	$48,131
Total assets at end of period	$463,849	$446,615	$910,464	$—	$910,464
Goodwill at end of period	$19,984	$—	$19,984	$—	$19,984

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

		Weighted Average	Weighted Average	Fair Value at
	Volume	Strike Price per	Differential to	September 30,
	Mmbtus/Bbls	Mmbtu/Bbl	NYMEX	2005
	(In thousands, except prices and differentials)
Natural Gas:
Swaps:
Remainder of 2005	3,818	$7.08		$(26,187)
2006	14,418	6.93		(66,769)
2007	12,410	6.58		(37,195)
2008	9,150	7.52		(9,016)
2009	1,825	4.51		(4,973)
2010	1,825	4.51		(3,801)
2011	1,825	4.51		(3,201)
2012	1,830	4.51		(2,820)
2013	1,825	4.51		(2,508)
	48,926			(156,470)
Basis Protection Swaps:
Remainder of 2005	226		$(0.57)	547
	226			547
Floor Prices:
Remainder of 2005	267	4.25		—
	267			—
Total Natural Gas				(155,923)

Oil:
Swaps:
Remainder of 2005	55	52.84		(743)
2006	237	67.04		72
2007	201	64.99		36
2008	183	63.00		9
Total Oil	676			(626)
Total Oil and Natural Gas				$(156,549)

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

Because the Equity Buyout constituted a change of control under the indenture governing our senior notes, on November 2, 2005 we also commenced an offer to purchase the senior notes at a price of 101% of the principal amount of senior notes.  The change of control offer will be funded with cash on hand, funds held by the indenture trustee after the expiration of the Addison senior notes purchase offer, and funds to be provided under a new credit facility.  The Addison senior notes purchase offer expires on December 2, 2005 and the change of control purchase offer expires on December 9, 2005.

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

Interest is payable on the senior notes semi-annually in arrears on January 15 and July 15 of each year.  We made interest payments on July 15, 2004, January 18, 2005 and July 15, 2005 in the amounts of $15.9 million, $16.3 million and $16.3 million, respectively.  The senior notes mature on January 15, 2011.  Prior to January 15, 2007, we may redeem all, but not less than all, of the senior notes in cash at a redemption price equal to 100% of the principal amount of the notes plus a premium.  We may redeem some or all of the senior notes beginning on January 15, 2007 for the redemption price set forth in the notes.  If a change of control occurs, subject to certain conditions, we must offer holders of the notes an opportunity to sell us their notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of the purchase.  As a result of the Equity Buyout, on October 3, 2005 a change of control purchase offer was commenced on November 2, 2005 and will expire on December 9, 2005.  On November 2, 2005, we also commenced the Addison senior notes purchase offer to the holders of our senior notes to purchase their senior notes at 100% of the principal amount of the senior notes plus accrued and unpaid interest. The Addison sale senior notes purchase offer will expire on December 2, 2005.  See “Note 10. Equity Buyout, ONEOK Energy Acquisition and Other Transactions” for additional information about this offer.

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

GAAP requires the application of “push down accounting” in situations where the ownership of an entity has changed.  Holdings II is deemed to be the accounting acquirer of Holdings.  The assets and liabilities of Holdings II will be recorded at their fair value and, under SAB No. 54, that fair value will be pushed down to us.  Accordingly, the financial statements for periods subsequent to October 2, 2005, will reflect Holdings' (as successor by merger to Holdings II) stepped-up basis resulting from the acquisition which has been pushed down to us.  The aggregate purchase price will be allocated to the underlying assets and liabilities based upon the estimated values at October 3, 2005 (date of acquisition and merger).  Carryover basis applies for tax purposes.

The table below shows the estimated preliminary allocation of the pushed down acquisition cost.  The amounts are based upon estimated fair value information available as of September 30, 2005 and will be adjusted to reflect values at the acquisition date (in thousands):

Acquisition cost calculations:
Payments for shares including options	$504,216
Exchange of Holdings II shares for EXCO Holdings shares	166,884
Assumption of 7¼% senior notes ($452,643 aggregate book value plus $15,357 premium to fair value)	468,000
Assumption of long-term debt	1
Less cash assumed of $236,371, less the payment of $10,834 of cash compensation related to the Equity Buyout	(225,537)
Total acquisition cost to be pushed down	$913,564

Allocation of acquisition cost:
Oil and natural gas properties-proved	$852,196
Oil and natural gas properties-unproved	58,573
Total oil and natural gas properties	910,769
Gas gathering assets and other equipment	33,246
Other assets, reflecting the reduction of deferred debt issuance costs of $8,862 to zero	285
Goodwill	249,363
Other current assets	88,231
Accounts payable and accrued expenses	(135,303)
Asset retirement obligations and other long-term liabilities	(15,243)
Oil and natural gas derivative liabilities	(77,780)
Deferred income taxes	(140,004)
Total allocation	$913,564

We have revised our estimates of the acquisition cost and the allocation of the cost in these financial statements.

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

•                  A charge of $17.8 million for payments made to holders of options to purchase Class A shares of Holdings less options held by the ESPP. This amount was paid to option holders at the time of the Equity Buyout by Holdings to purchase all stock options outstanding at that time.  The amount represents the cumulative difference between the $5.197 per share purchase price for the Equity Buyout for the Class A shares and the exercise price of outstanding stock options times the number of stock options outstanding.

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

•                  A charge of $2.6 million for accelerated payments to certain employees of EXCO under the Holdings Bonus Retention Plan (the Retention Plan).  The Retention Plan was accelerated, paid in full and terminated upon consummation of the Equity Buyout.

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

Subsequent to the Holdings II Merger, EXCO intends to pursue an equity capital transaction, the net proceeds of which will be applied to repay indebtedness incurred to fund the Equity Buyout and the ONEOK Energy acquisition.  Assuming this equity capital transaction is successful, Holdings will merge with and into us.

ONEOK Energy Acquisition

On September 16, 2005, Holdings II incorporated TXOK Acquisition, Inc. (TXOK), a Delaware corporation, with a $1,000 investment in TXOK common stock.  TXOK was formed to acquire (i) all of the issued and outstanding shares of common stock of ONEOK Energy Resources Company (ONEOK Energy) and (ii) all of the issued and outstanding membership interests of ONEOK Energy Resources Holdings, LLC (ONEOK Energy LLC) (collectively, ONEOK Energy).  ONEOK Energy was wholly-owned by ONEOK, Inc., a Tulsa-based public utility company.

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

Other Transactions

Offers to Purchase Senior Notes

As a result of the Equity Buyout, EXCO must offer holders of our senior notes an opportunity to sell us their senior notes at a purchase price of 101% of the principal amount of the senior notes, plus accrued and unpaid interest to the date of the purchase.  As a result of this change of control, on November 2, 2005, we commenced an offer to purchase the senior notes at 101% of the principal amount plus accrued and unpaid interest on the senior notes.  On November 2, 2005, we also commenced an offer to purchase up to $120.6 million of outstanding senior notes at 100% of the principal amount plus accrued and unpaid interest in connection with the asset sale provision contained in the indenture as a result of the Addison sale.  The $120.6 million sum represents the proceeds remaining from the Addison sale that have not previously been applied to the permanent repayment of indebtedness or used in our business for acquisitions and capital expenditures pursuant to Section 4.07 of the indenture.  Upon completion of the Addison senior notes purchase offer, the security interest in $120.6 million of the proceeds from the sale and the general restrictions under Section 4.07 of the indenture on the entire amount of proceeds shall terminate.

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

For the nine months ended September 30, 2005 and 2004, the effective income tax benefit rate on losses from continuing operations was 42.2% and 26.8%, respectively. The nine months ended September 30, 2005 included tax benefits of $132,000 resulting from new tax legislation in the State of Ohio, where North Coast conducts substantial business operations. The nine months ended September 30, 2005 also includes a $2.1 million tax benefit related to an extraordinary dividend received from Addison, formerly our wholly-owned Canadian subsidiary which was sold in February 2005. This benefit was the result of clarification issued by the Department of the Treasury on May 10, 2005 to the American Jobs Creation Act of 2004 (the Act). The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. This additional $2.1 million benefit is recognized as a component of taxes from continuing operations pursuant to SFAS No. 109 and EITF 93-13, which require that a tax effect of a change in enacted tax rates be allocated to continuing operations without regard to whether the item giving rise to the effect is a component of discontinued operations.

The nine months ended September 30, 2004 includes $909,000 of a tax benefit attributable to Canadian legislation which was enacted in May 2004 and phased in reduced income tax rates and provided for the deduction of crown royalties.  Although the results of Addison are reflected as discontinued operations, this benefit is reflected as a component of continuing operations as required by SFAS No. 109 and EITF 93-13.

The following table presents a reconciliation of our income tax benefit computed by applying the statutory United States federal income tax rate to our income (loss) before taxes from continuing operations for the three and nine months ended September 30, 2004 and 2005, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(in thousands)
United States federal income taxes (benefit) at statutory rate of 35%	$(7,938)	$(28,873)	$(16,673)	$(44,769)

Increases (reductions) resulting from:

Non-deductible charges (non-taxable income)	(14)	(25)	(51)	(70)

Percentage depletion in excess of basis	—	(482)	—	(827)

Changes in tax legislation in the State of Ohio	—	598	—	(132)

Change in U.S. tax law related to dividend from Canadian subsidiary	—	—	—	(2,075)

Change in Canadian tax rates	—	—	(909)	—

Adjustment to the valuation allowance	4,182	—	4,182	—

State taxes net of federal benefit and other	405	(3,996)	633	(6,137)

Income tax benefit, as restated	$(3,365)	$(32,778)	$(12,818)	$(54,010)

12.          Restatement

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

There was further administrative guidance issued by the Treasury Department under Notice 2005-64 on August 19, 2005. EXCO believed that this additional guidance provided sufficient evidence as required under SFAS No. 109. As a result, EXCO planned to recognize the benefit of $2.1 million during the three months ended September 30, 2005.  However, after reconsideration of Notice 2005-38, EXCO management concluded that this benefit should have been recognized in the quarter ended June 30, 2005. SFAS No. 109 requires that the entire tax effect of a change in enacted tax rates be allocated to continuing operations without regard to whether the item giving rise to the effect is a component of discontinued operations.  The impact of this restatement to the nine months ended September 30, 2005 condensed consolidated financial statements is presented in the following table.

	Nine Months Ended September 30, 2005
	As Previously Reported	Adjustments	As Restated
Loss from continuing operations before income taxes	$(127,912)	$—	$(127,912)
Income tax benefit	(51,935)	(2,075)	(54,010)
Income (loss) from continuing operations	(75,977)	2,075	(73,902)
Income (loss) from discontinued operations	124,108	(2,075)	122,033
Net income	$48,131	$—	$48,131

In addition, in the nine months ended September 30, 2004, a tax benefit had been recorded, as a component of discontinued operations, for changes in Canadian legislation which reduced income tax rates and allowed for the deductibility of crown royalties.  Our financial statements have been restated to reclassify this benefit as a component of continuing operations pursuant to SFAS No. 109 and EITF 93-13. The impact of this restatement is as follows:

	Nine Months Ended September 30, 2004
Condensed Consolidated Statements of Operations:	As Reported	Adjustments	As Restated
Income (loss) from continuing operations before income taxes	$(47,638)	$—	$(47,638)
Income tax benefit	(11,909)	(909)	(12,818)
Income (loss) from continuing operations	(35,729)	909	(34,820)
Income from discontinued operations	18,329	(909)	17,420
Net income (loss)	$(17,400)	$—	$(17,400)

13.          Consolidating Financial Statements

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

EXCO RESOURCES, INC.

CONSOLIDATING BALANCE SHEETS (Unaudited)

December 31, 2004

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$8,535	$7,472	$10,401	$—	$26,408
Other current assets	12,132	12,902	24,406	—	49,440
Total current assets	20,667	20,374	34,807	—	75,848
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	783	18,046	3,370	—	22,199
Proved developed and undeveloped oil and natural gas properties	70,569	383,759	340,516	—	794,844
Allowance for depreciation, depletion and amortization	(9,592)	(22,115)	(28,742)	—	(60,449)
Oil and natural gas properties, net	61,760	379,690	315,144	—	756,594
Gas gathering, office and field equipment, net	1,935	25,079	267	—	27,281
Goodwill	19,984	—	31,432	—	51,416
Investments in and advances to affiliates	658,198	—	—	(658,198)	—
Other assets, net	10,779	22	83	—	10,884
Total assets	$773,323	$425,165	$381,733	$(658,198)	$922,023

Liabilities and Shareholder’s Equity
Current liabilities	$60,807	$10,284	$34,604	$—	$105,695
Long-term debt	487,453	—	12,896	—	500,349
Deferred income taxes	7,448	8,346	43,308	—	59,102
Other liabilities	30,532	6,963	15,631	—	53,126
Payable to parent	(16,668)	286,500	191,702	(461,534)	—
Commitments and contingencies	—	—	—	—	—
Shareholder’s equity	203,751	113,072	83,592	(196,664)	203,751
Total liabilities and shareholder’s equity	$773,323	$425,165	$381,733	$(658,198)	$922,023

EXCO RESOURCES, INC.

CONSOLIDATING BALANCE SHEETS (Unaudited)

September 30, 2005

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$215,856	$20,515	$—	$—	$236,371
Other current assets	40,757	47,474	—	—	88,231
Total current assets	256,613	67,989	—	—	324,602
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	—	22,026	—	—	22,026
Proved developed and undeveloped oil and natural gas properties	67,548	487,020	—	—	554,568
Allowance for depreciation, depletion and amortization	(13,012)	(41,055)	—	—	(54,067)
Oil and natural gas properties, net	54,536	467,991	—	—	522,527
Gas gathering, office and field equipment, net	2,499	28,234	—	—	30,733
Goodwill	19,984	—	—	—	19,984
Investments in and advances to affiliates	468,912	2,600	—	(471,512)	—
Other assets, net	3,201	9,417	—	—	12,618
Total assets	$805,745	$576,231	$—	$(471,512)	$910,464

Liabilities and Shareholder’s Equity
Current liabilities	$72,292	$63,011	$—	$—	$135,303
Long-term debt	452,644	—	—	—	452,644
Other liabilities	50,294	41,708	—	—	92,002
Payable to parent	—	395,196	—	(395,196)	—
Commitments and contingencies	—	—	—	—	—
Shareholder’s equity	230,515	76,316	—	(76,316)	230,515
Total liabilities and shareholder’s equity	$805,745	$576,231	$—	$(471,512)	$910,464

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended September 30, 2004

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(In thousands)
Revenues and other income:
Oil and natural gas sales	$10,039	$25,210	$—	$—	$35,249
Commodity price risk management activities	(13,226)	(16,690)	—	—	(29,916)
Other income (loss)	2,628	190	—	(2,880)	(62)
Equity in earnings of subsidiaries	5,441	—	—	(5,441)	—
Total revenues and other income (loss)	4,882	8,710	—	(8,321)	5,271

Costs and expenses:
Oil and natural gas production	3,106	4,347	—	—	7,453
Depreciation, depletion and amortization	1,942	5,830	—	—	7,772
Accretion of discount on asset retirement obligations	36	163	—	—	199
General and administrative	2,741	899	—	—	3,640
Interest	8,861	1,116	—	(1,089)	8,888
Total costs and expenses	16,686	12,355	—	(1,089)	27,952
Loss from continuing operations before income taxes	(11,804)	(3,645)	—	(7,232)	(22,681)
Income tax benefit	(714)	(2,651)	—	—	(3,365)
Loss from continuing operations	(11,090)	(994)	—	(7,232)	(19,316)
Discontinued operations:
Income from operations	—	—	8,883	1,790	10,673
Income tax expense	—	—	2,447	—	2,447
Income from discontinued operations	—	—	6,436	1,790	8,226
Net income (loss)	$(11,090)	$(994)	$6,436	$(5,442)	$(11,090)

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended September 30, 2005

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(In thousands)
Revenues and other income:
Oil and natural gas sales	$8,695	$43,076	$—	$—	$51,771
Commodity price risk management activities	(35,848)	(71,657)	—	—	(107,505)
Interest and other income	7,727	757	—	(5,083)	3,401
Equity in earnings of subsidiaries	(25,500)	—	—	25,500	—
Total revenues and other income (loss)	(44,926)	(27,824)	—	20,417	(52,333)

Costs and expenses:
Oil and natural gas production	1,879	5,717	—	—	7,596
Depreciation, depletion and amortization	1,271	7,504	—	—	8,775
Accretion of discount on asset retirement obligations	77	130	—	—	207
General and administrative	2,892	1,504	—	—	4,396
Interest	9,186	5,083	—	(5,083)	9,186
Total costs and expenses	15,305	19,938	—	(5,083)	30,160
Income (loss) from continuing operations before income taxes	(60,231)	(47,762)	—	25,500	(82,493)
Income tax benefit	(10,516)	(22,262)	—	—	(32,778)
Income (loss) from continuing operations	(49,715)	(25,500)	—	25,500	(49,715)
Discontinued operations:
Loss from operations	—	—	—	—	—
Gain on disposition of Addison Energy Inc.	—	—	—	—	—
Income tax expense	—	—	—	—	—
Income from discontinued operations	—	—	—	—	—
Net income (loss)	$(49,715)	$(25,500)	$—	$25,500	$(49,715)

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Nine Months Ended September 30, 2004

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
			(In thousands)
			(As Restated)		(As Restated)
Revenues and other income:
Oil and natural gas sales	$31,879	$68,241	$—	$—	$100,120
Commodity price risk management activities	(36,155)	(33,040)	—	—	(69,195)
Other income	6,511	559	—	(6,183)	887
Equity in earnings of subsidiaries	20,687	—	—	(20,687)	—
Total revenues and other income	22,922	35,760	—	(26,870)	31,812

Costs and expenses:
Oil and natural gas production	9,836	11,285	—	—	21,121
Depreciation, depletion and amortization	5,843	15,117	—	—	20,960
Accretion of discount on asset retirement obligations	234	373	—	—	607
General and administrative	8,561	2,714	—	—	11,275
Interest	25,307	3,040	—	(2,860)	25,487
Total costs and expenses	49,781	32,529	—	(2,860)	79,450
Income (loss) from continuing operations before income taxes	(26,859)	3,231	—	(24,010)	(47,638)
Income tax benefit	(9,459)	(2,450)	(909)	—	(12,818)
Income (loss) from continuing operations	(17,400)	5,681	909	(24,010)	(34,820)
Discontinued operations:
Income from operations	—	—	21,559	3,323	24,882
Gain on disposition of Addison Energy Inc.	—	—	—	—	—
Income tax expense	—	—	7,462	—	7,462
Income from discontinued operations	—	—	14,097	3,323	17,420
Net income (loss)	$(17,400)	$5,681	$15,006	$(20,687)	$(17,400)

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the Nine Months Ended September 30, 2005

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
			(In thousands)
	(As Restated)				(As Restated)
Revenues and other income:
Oil and natural gas sales	$22,326	$109,143	$—	$—	$131,469
Commodity price risk management activities	(56,704)	(120,549)	—	—	(177,253)
Interest and other income (loss)	31,657	1,663	—	(26,295)	7,025
Equity in earnings of subsidiaries	(39,956)	—	—	39,956	—
Total revenues and other income (loss)	(42,677)	(9,743)	—	13,661	(38,759)

Costs and expenses:
Oil and natural gas production	6,304	15,675	—	—	21,979
Depreciation, depletion and amortization	3,885	20,605	—	—	24,490
Accretion of discount on asset retirement obligations	235	377	—	—	612
General and administrative	11,721	3,849	—	—	15,570
Interest	26,424	26,373	—	(26,295)	26,502
Total costs and expenses	48,569	66,879	—	(26,295)	89,153
Loss from continuing operations before income taxes	(91,246)	(76,622)	—	39,956	(127,912)
Income tax benefit	(14,273)	(39,737)	—	—	(54,010)
Loss from continuing operations	(76,973)	(36,885)	—	39,956	(73,902)
Discontinued operations:
Loss from operations	—	—	(4,402)	—	(4,402)
Gain on disposition of Addison Energy Inc.	175,717	—	—	—	175,717
Income tax expense (benefit)	50,613	—	(1,331)	—	49,282
Income (loss) from discontinued operations	125,104	—	(3,071)	—	122,033
Net income (loss)	$48,131	$(36,885)	$(3,071)	$39,956	$48,131

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended September 30, 2004

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided by (used in) operating activities	$(19,422)	$21,141	$23,235	$—	$24,954
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(14,129)	(36,158)	(31,681)	—	(81,968)
Proceeds from disposition of oil and natural gas properties	9,586	20	—	—	9,606
Advances/investments with affiliates	(16,299)	14,448	1,867	—	16
Other investing activities	515	—	538	—	1,053
Net cash used in investing activities	(20,327)	(21,690)	(29,276)	—	(71,293)
Financing Activities:
Proceeds from long-term debt	34,499	—	16,759	—	51,258
Payments on long-term debt	(17,500)	—	(5,153)	—	(22,653)
Deferred financing costs	(6)	—	60	—	54
Net cash provided by financing activities	16,993	—	11,666	—	28,659
Net increase (decrease) in cash	(22,756)	(549)	5,625	—	(17,680)
Cash at beginning of period	30,571	10,115	2,136	—	42,822
Effect of exchange rates on cash and cash equivalents	—	—	562	—	562
Cash at end of period	$7,815	$9,566	$8,323	$—	$25,704

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended September 30, 2005

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided by (used in) operating activities	$(15,011)	$17,853	$—	$—	$2,842
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(2,896)	(93,198)	—	—	(96,094)
Proceeds from disposition of oil and natural gas properties	3,018	35,071	—	—	38,089
Proceeds from sale of Addison Energy Inc., net of cash sold	—	—	—	—
Advances/investments with affiliates	(32,006)	31,978	—	—	(28)
Other investing activities	—	627	—	—	627
Net cash used in investing activities	(31,884)	(25,522)	—	—	(57,406)
Financing Activities:
Proceeds from long-term debt	—	—	—	—	—
Payments on long-term debt	—	—	—	—	—
Deferred financing costs	—	—	—	—	—
Other financing activities	—	—	—	—	—
Net cash provided by financing activities	—	—	—	—	—
Net decrease in cash	(46,895)	(7,669)	—	—	(54,564)
Cash at beginning of period	262,729	28,206	—	—	290,935
Cash at end of period	$215,834	$20,537	$—	$—	$236,371

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2004

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided by (used in) operating activities	$(4,802)	$53,146	$40,068	$—	$88,412
Investing Activities:
Acquisition of North Coast Energy, Inc., less cash acquired	(225,562)	10,429	—	—	(215,133)
Additions to oil and natural gas properties, gathering systems and equipment	(23,626)	(49,933)	(70,581)	—	(144,140)
Proceeds from disposition of oil and natural gas properties	20,238	3,180	—	—	23,418
Advances/investments with affiliates	(120,651)	(7,256)	127,983	—	76
Other investing activities	1,296	—	423	—	1,719
Net cash provided by (used in) investing activities	(348,305)	(43,580)	57,825	—	(334,060)
Financing Activities:
Proceeds from long-term debt	494,850	—	16,759	—	511,609
Payments on long-term debt	(124,070)	—	(108,146)	—	(232,216)
Deferred financing costs	(13,230)	—	102	—	(13,128)
Net cash provided by (used in) financing activities	357,550	—	(91,285)	—	266,265
Net increase in cash	4,443	9,566	6,608	—	20,617
Effect of exchange rates on cash and cash equivalents	—	—	(2,246)	—	(2,246)
Cash at beginning of period	3,372	—	3,961	—	7,333
Cash at end of period	$7,815	$9,566	$8,323	$—	$25,704

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2005

	EXCO	Guarantor	Non-Guarantor
	Resources	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating Activities:
Net cash provided by (used in) operating activities	$(76,636)	$14,747	$(19,158)	$—	$(81,047)
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(24,323)	(126,859)	(444)	—	(151,626)
Proceeds from disposition of oil and natural gas properties	7,714	37,669	—	—	45,383
Proceeds from sale of Addison Energy Inc., net of cash sold	444,812	—	(1,415)	—	443,397
Advances/investments with affiliates	(37,663)	86,859	(48,985)	—	211
Other investing activities	59	627	—	—	686
Net cash provided by (used in) investing activities	390,599	(1,704)	(50,844)	—	338,051
Financing Activities:
Proceeds from long-term debt	41,300	—	59,601	—	100,901
Payments on long-term debt	(148,247)	—	—	—	(148,247)
Deferred financing costs and other financing activities	305	—	—	—	305
Net cash provided by (used in) financing activities	(106,642)	—	59,601	—	(47,041)
Net increase (decrease) in cash	207,321	13,043	(10,401)	—	209,963
Cash at beginning of period	8,535	7,472	10,401	—	26,408
Cash at end of period	$215,856	$20,515	$—	$—	$236,371

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

As discussed in “Note 12. Restatement” to the condensed consolidated financial statements, we restated our unaudited financial statements for the nine months ended September 30, 2004 and 2005, respectively.

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

The table below shows the estimated preliminary allocation of the pushed down acquisition cost.  The amounts are based upon estimated fair value information available as of September 30, 2005 and will be adjusted to reflect values at the acquisition date (in thousands):

Acquisition cost calculations:
Payments for shares including options	$504,216
Exchange of Holdings II shares for EXCO Holdings shares	166,884
Assumption of 7¼% senior notes ($452,643 aggregate book value plus $15,357 premium to fair value)	468,000
Assumption of long-term debt	1
Less cash assumed of $236,371, less the payment of $10,834 of cash compensation related to the Equity Buyout	(225,537)
Total acquisition cost to be pushed down	$913,564

Allocation of acquisition cost:
Oil and natural gas properties-proved	$852,196
Oil and natural gas properties-unproved	58,573
Total oil and natural gas properties	910,769
Gas gathering assets and other equipment	33,246
Other assets, reflecting the reduction of deferred debt issuance costs of $8,862 to zero	285
Goodwill	249,363
Other current assets	88,231
Accounts payable and accrued expenses	(135,303)
Asset retirement obligations and other long-term liabilities	(15,243)
Oil and natural gas derivative liabilities	(77,780)
Deferred income taxes of $143,475 at an average marginal tax rate of 39.1%(1), net of $3,471 reclass of historical deferred tax assets	(140,004)
Total allocation	$913,564

(1) Marginal tax rate includes federal income taxes at 35.0% plus a blended state tax rate of 4.1%

We have revised our estimates of the cost and the allocation of the cost in these financial statements.

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

As a result of the Equity Buyout and the push down accounting described above, we will be recording stock based and other compensation expense for the following items during the fourth quarter of 2005:

•                  A non-cash charge of approximately $44.1 million as a result of the acquisition by Holdings II of all of the shares of Class B common stock of Holdings held by members of our management and other employees.  The offset to this expense will be to shareholders’ equity as additional paid-in capital.  The shareholder agreements governing the Class A and Class B shares of Holdings provided that, upon the occurrence of certain specified events, including a change of control as occurred upon the Equity Buyout:

•                 the holders of the Class A shares were to receive the first $175.0 million in proceeds, and

•                 the remaining proceeds in excess of the $175.0 million were to be allocated on a pro-rata basis to the holders of Class A and Class B shares.

                        For financial accounting purposes, the Class B shares were considered to be a “variable” plan since a holder of the shares had to be employed on the date of a participation event, such as a change of control to receive fair value for the Class B shares.

•                  A charge of $17.8 million for payments made to holders of options to purchase Class A shares of Holdings less options held by the ESPP.  This amount was paid to option holders at the time of the Equity Buyout by Holdings to purchase all stock options outstanding at that time.  The amount represents the cumulative difference between the $5.197 per share purchase price for the Equity Buyout for the Class A shares and the exercise price of the outstanding stock options times the number of stock options outstanding.

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

Deferred Tax Asset Valuations

We periodically assess the probability of recovering recorded deferred tax assets based on our assessment of future earnings outlooks by tax jurisdiction.  These estimates are inherently imprecise because we make many assumptions in the assessment process.  At December 31, 2004, we had provided for a valuation allowance in the amount of $2.6 million that is related to net operating loss carryforwards that are expected to expire without utilization.  As of September 30, 2005, this valuation allowance and its associated deferred tax asset have been written off because it was deemed worthless.

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

Goodwill

As a result of a change in control, the going private transaction that occurred on July 29, 2003 was accounted for using the purchase method of accounting pursuant to SFAS No. 141, “Accounting for Business Combinations.”  As a result, Holdings’ cost of acquiring EXCO was allocated to the assets and liabilities acquired based upon estimated fair values.  Under applicable generally accepted accounting principles, the new basis of accounting for Holdings was “pushed down” to the subsidiary company, EXCO.  Therefore, EXCO’s financial position and operating results subsequent to July 28, 2003 reflect a new basis of accounting and are not comparable to prior periods. In addition, tax basis was carried over from the formerly public company as a result of the merger.  The going private purchase price was allocated to the assets acquired and liabilities assumed according to their estimated fair values.  The purchase price allocation resulted in $51.1 million of goodwill being recorded, $24.2 million in the United States EXCO geographic operating segment and $26.9 million in the Canadian geographic operating segment.  The goodwill amount related to the Canadian geographic operating segment has been removed from the condensed consolidated balance sheet at September 30, 2005, as a result of the sale of Addison on February 10, 2005.  Changes in the balance of goodwill in the EXCO geographic operating segment from the date of the going private transaction to December 31, 2004 were the result of sales of oil and natural gas properties (based upon the relative fair value of our oil and natural gas properties prior to and after the sales) and the sale of a bankruptcy claim related to Enron Corp.  In a recent letter to oil and natural gas companies, the SEC has provided guidance concerning the treatment of goodwill in situations when a company sells less than 25% of its proved oil and natural gas reserves in a cost pool.  The guidance indicates that such dispositions may trigger a need to evaluate goodwill for impairment under SFAS No. 142.  As a result of this guidance, beginning January 1, 2005, we no longer reduce the balance of goodwill for property dispositions of less than 25% of our oil and natural gas reserves unless there is an indication that our goodwill is impaired as a result of the sale.

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

At North Coast, natural gas production increased by 264 Mmcf and 1,337 Mmcf during the three and nine months ended September 30, 2005 compared to the same periods during 2004.  For the three months ended September 30, 2005 compared to 2004, production from the Pinestone properties, and other properties acquired since the fourth quarter of 2004, increased production by 538 Mmcf.  These increases were partially offset by the expected decline in production and some production curtailment from our Knox trend wells of 235 Mmcf.  Production for the three months ended September 30, 2005 was further impacted by production curtailments of approximately 39 Mmcf imposed upon us by natural gas pipeline companies resulting from capacity restraints and short-term shut downs of certain pipelines for maintenance purposes.  For the nine months ended September 30, 2005 compared to 2004, production increased as a result of having 26 additional days of production during the 2005 period as we acquired North Coast on January 27, 2004.  Production was further increased by 997 Mmcf from the Pinestone properties and the production from North Coast acquisitions closed during the third quarter of 2005 of 176 Mmcf.  These increases were offset by reduced production from the Knox trend wells of 280 Mmcf and the curtailments as discussed above.

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

Our interest expense for the three months ended September 30, 2005 increased $298,000 from the same period in 2004.  The increase is primarily due to an adjustment of $503,000 to interest expense related to $100.0 million aggregate principal amount of our senior notes issued in April 2004 at a price of 103.25% of the principal amount.  This increase is partially offset by reduced interest expense under our U.S. credit agreement, amortization of deferred financing costs, and the absence of interest rate swaps in 2005 that we assumed in 2004 upon the acquisition of North Coast.  Our interest expense for the nine months ended September 30, 2005 increased $1.0 million from the same period in 2004 due to increases in interest expense of $3.6 million attributable to $100.0 million of senior notes issued on April 13, 2004 and by $309,000 of the adjustment to interest expense attributable to the prior year. The increases of $3.9 million in 2005 are partially offset by lower interest costs associated with (i) $2.3 million of amortization and write-offs of deferred financing costs related to a bridge facility incurred in connection with the North Coast acquisition, (ii) the absence of $631,000 of expense from interest rate swaps we assumed in 2004 upon the acquisition of North Coast, and (iii) reduced interest expense from the U.S. credit facility of $222,000. No funds were borrowed under the bridge facility related to the North Coast acquisition.

Income Taxes

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act).  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  We repatriated Cdn. $74.5 million (U.S. $59.6 million) in an extraordinary dividend, as defined in the Act, from Addison on February 9, 2005.  We recognized a tax liability of $8.2 million as of December 31, 2004 related to the extraordinary dividend.  As a result of the proposed Tax Technical Correction Act of 2005 and certain Treasury Department notices, we reduced our current tax expense from continuing operations by $2.1 million in the second quarter of 2005.  This tax benefit was reported as a component of income taxes from continuing operations pursuant to SFAS No. 109 and EITF 93-13, which require that tax effects of changes in enacted tax rates be allocated to continuing operations without regard to whether the item giving rise to the effect is a component of discontinued operations.

In June 2005, the state of Ohio enacted new legislation that changed the method of taxing businesses that operate in Ohio.  We have significant operations in the state of Ohio through our North Coast subsidiary.  As a result of the new tax legislation in Ohio, we recognized a deferred income tax benefit in the amount of $132,000 during the nine months ended September 30, 2005.  The remaining income tax benefit for the three month period ended September 30, 2005 on income from continuing operations is primarily the result of state income tax benefits on our North Coast operations.  The nine months ended September 30, 2005 also includes a $2.1 million tax benefit related to an extraordinary dividend received from Addison, our former wholly-owned Canadian subsidiary, and the $132,000 tax benefit from the State of Ohio tax legislation changes.  These tax benefits increased the effective tax rate by 1.7% for the nine months ended September 30, 2005.

The nine months ended September 30, 2004 includes $909,000 of a tax benefit attributable to Canadian legislation which was enacted in May 2004 and phased in reduced income tax rates and provided for the deduction of crown royalties. Although the results of Addison are reflected as discontinued operations, this benefit is reflected as a component of continuing operations as required by SFAS No. 109 and EITF 93-13.

Our effective tax rate on losses from continuing operations for the nine month period ended September 30, 2005 approximated 42.2% as compared to an effective tax rate that approximated 26.8% for the nine month period ended September 30, 2004.  The increase in the effective tax rate is a result of the benefit of $2.1 million related to the clarification of the Act, the deferred income tax benefit of $132,000 recognized for changes in Ohio tax laws and the result of higher state taxes in states in which North Coast operates, partially offset by the deferred income tax benefit of $909,000 during the nine months ended September 30, 2004 as a result of enacted changes in Canadian tax laws. Excluding the $2.2 million of credits in 2005 and the $909,000 credit in 2004 our effective tax rates would have been 37.3% and 25.0% for the nine month periods ended September 30, 2005 and 2004, respectively.

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

The following table presents a reconciliation of our income tax benefit computed by applying the statutory United States federal income tax rate to our income (loss) from continuing operations for the three and nine months ended September 30, 2004 and 2005, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(in thousands)
United States federal income taxes (benefit) at statutory rate of 35%	$(7,938)	$(28,873)	$(16,673)	$(44,769)

Increases (reductions) resulting from:

Non-deductible charges (non-taxable income)	(14)	(25)	(51)	(70)

Percentage depletion in excess of basis	—	(482)	—	(827)

Changes in tax legislation in the State of Ohio	—	598	—	(132)

Change in U.S. tax law related to dividend from Canadian subsidiary	—	—	—	(2,075)

Change in Canadian tax rates	—	—	(909)	—

Adjustment to the valuation allowance	4,182	—	4,182	—

State taxes net of federal benefit and other	405	(3,996)	633	(6,137)

Income tax benefit, as restated	$(3,365)	$(32,778)	$(12,818)	$(54,010)

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

On February 10, 2005, we sold Addison for approximately $443.3 million after contractual adjustments.  The net cash proceeds may only be utilized by us in accordance with the terms of the indenture governing the senior notes and our U.S. credit facility.  In addition, $120.6 million of these proceeds are pledged as collateral under the U.S. credit facility and the senior notes.  The U.S. credit facility security interest was released in conjunction with the commencement of the senior notes purchase offer on November 2, 2005 related to the sale of Addison (the Addison senior notes purchase offer).

After the sale of Addison, we evaluated a number of strategic alternatives.  On October 3, 2005, Holdings II, an entity formed by our management, completed the Equity Buyout by purchasing 100% of the outstanding equity of Holdings, our parent company, for an aggregate purchase price of approximately $700.0 million.  To fund the Equity Buyout, Holdings II incurred $350.0 million of indebtedness under an Interim Bank Loan and raised $183.1 million of equity financing.  Current management and other stockholders of Holdings exchanged Holdings capital stock for $166.9 million of Holdings II common stock.  Immediately following the completion of these transactions, Holdings II merged with and into Holdings.  We currently intend to pursue an equity capital transaction, the net proceeds of which will be applied to repay indebtedness incurred to fund the Equity Buyout and the TXOK transaction.  Assuming this equity transaction is successful, Holdings will merge with and into us.  The $350.0 million of indebtedness incurred by Holdings II is not part of our consolidated debt as of September 30, 2005.

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

In accordance with the terms of the indenture governing our senior notes, at the time of the closing of the Addison disposition, the security interest of the holders of our senior notes in two-thirds of the common stock of Addison was released and a second lien security interest (behind the first lien security interest under our U.S. credit agreement) was effected in U.S. $120.6 million of cash equivalents, which represents two-thirds of the net cash proceeds from the sale of the Addison stock.  An additional U.S. $75.9 million of proceeds from the Addison disposition were applied to temporarily pay down borrowings under our U.S. credit agreement to a nominal amount.  The remaining Addison disposition proceeds of U.S. $130.3 million were invested in short-term investments as permitted under our U.S. credit agreement and the indenture governing our senior notes.  The net cash proceeds from the Addison disposition as determined under the indenture governing our senior notes was U.S. $326.8 million and may be used only in accordance with the terms of the indenture governing our senior notes.  Section 4.07 of the indenture governing our senior notes provides that the net cash proceeds from an asset disposition must be used to permanently reduce debt, reinvest in our business or make an offer to the holders to repurchase their senior notes.  As of the date of this report on Form 10-Q, all but $120.6 million of net proceeds have been used to permanently reduce debt or have been reinvested in our business.

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

Interest is payable on the senior notes semi-annually in arrears on January 15 and July 15 of each year.  The senior notes mature on January 15, 2011.  Prior to January 15, 2007, we may redeem all, but not less than all, of the senior notes in cash at a redemption price equal to 100% of the principal amount of the senior notes plus a premium.  We may redeem some or all of the senior notes beginning on January 15, 2007 for the redemption price set forth in the senior notes.  On November 2, 2005, we commenced two offers to the holders of our senior notes to purchase their senior notes at 100% and 101%, respectively, of the principal amount of the senior notes plus accrued and unpaid interest.  The offer at 100% of the principal amount of the senior notes (the Addison sale offer) is being made pursuant to Section 4.07 of the indenture governing the senior notes.  Section 4.07 restricts our use of the net proceeds from the sale of Addison. The Addison sale offer is for up to $120.6 million of senior notes, which sum represents the net proceeds remaining from the sale of Addison. These proceeds are being held in escrow by the trustee for the senior notes pending completion of this offer. This offer expires on December 2, 2005. Upon expiration of the Addison sale offer the trustee will release from escrow any proceeds not used to purchase senior notes and such proceeds will no longer be restricted as to their use under Section 4.07.

The Equity Buyout constitutes a change of control under the indenture. As required by the indenture, we have commenced an offer to purchase all $450.0 million of senior notes outstanding at 101% of the principal amount plus accrued and unpaid interest through the date of purchase (the change of control offer). The change of control expires on December 9, 2005. In the event holders of senior notes tender any of their senior notes for purchase, we will fund any purchases first with available cash on hand, including the remaining net proceeds from the sale of Addison. If the tendered amount of senior notes exceeds our available cash on hand, we will fund any additional purchases with funds drawn under a new credit facility.

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

		Swaps				Floors
			Average		Average		Average
		Gas -	contract-		contract-	Gas -	contract-
		Mmbtus	$/Mmbtu	Oil-Bbls	$/Bbl	Mmbtus	$/Mmbtu
		(In thousands, except average contract prices)
Remainder of Q4	2005	2,532	7.19	37	52.84	177	4.25
	2006	14,418	6.93	237	67.04	—	—
	2007	12,410	6.58	201	64.99	—	—
	2008	10,980	7.62	183	63.00	—	—
	2009	1,825	4.51	—	—	—	—
	2010	1,825	4.51	—	—	—	—
	2011	1,825	4.51	—	—	—	—
	2012	1,830	4.51	—	—	—	—
	2013	1,825	4.51	—	—	—	—

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

Contractual Obligations and Commercial Commitments

The following table presents a summary of our contractual obligations at September 30, 2005 with set and determinable payments.

	Payments Due by Period
				2010 and
	2005	2006-2007	2008-2009	thereafter	Total
	(In thousands)
Contractual Obligations
Long-term debt - senior notes (1)	$—	$—	$—	$450,000	$450,000
Long-term debt - credit agreement (2)	—	1	—	—	1
Derivative financial instruments (3)	26,383	103,856	13,980	12,330	156,549
Operating leases	916	5,002	4,210	1,436	11,564
Drilling/work commitments	4,171	—	—	—	4,171
Contract drilling commitment (4)	1,350	12,592	12,592	—	26,534
Management retention payments (5)	2,800	—	—	—	2,800
Total contractual cash obligations	$35,620	$121,451	$30,782	$463,766	$651,619

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

The following table sets forth our commodity price risk management activities as of October 31, 2005.

		Weighted Average	Fair Value at
	Volume	Strike Price Per	October 31,
	Mmbtus/Bbls	Mmbtu/Bbl	2005
	(In thousands, except prices)
Natural Gas:
Swaps:
Remainder of 2005	2,532	$7.19	$(14,805)
2006	14,418	6.93	(56,944)
2007	12,410	6.58	(35,322)
2008	10,980	7.62	(8,290)
2009	1,825	4.51	(4,781)
2010	1,825	4.51	(3,689)
2011	1,825	4.51	(3,063)
2012	1,830	4.51	(2,632)
2013	1,825	4.51	(2,300)
	49,470		(131,826)

Floor Prices:
Remainder of 2005	177	4.25	—
	177		—
Total Natural Gas			(131,826)

Oil:
Swaps:
Remainder of 2005	37	52.84	(268)
2006	237	67.04	1,378
2007	201	64.99	956
2008	183	63.00	771
Total Oil	658		2,837
Total Oil and Natural Gas			$(128,989)

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

Foreign Currency Exchange Rate Risk

At September 30, 2005, we had a current receivable in the amount of Cdn. $14.6 million (U.S. $12.1 million) and a current payable in the amount of Cdn. $1.6 million (U.S. $1.4 million) related to the sale of Addison that are denominated in Canadian dollars.  Foreign currency exchange gains and/or losses related to these amounts have not been significant.  The receivable and payable are translated monthly using current exchange rates, with any resulting unrealized transaction gain or loss being recognized as other income (expense) in our statement of operations.  As of September 30, 2005, we were not using any derivatives to manage foreign currency exchange rate risk.  The liability was paid on October 11, 2005.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), who is also our Chief Accounting Officer (CAO), collectively referred to as the disclosure committee, of the effectiveness and the design and operation of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act).  This evaluation included consideration of the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to management, including the CEO and CFO/CAO, to allow timely decisions regarding required disclosures.

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

10.48

Letter Agreement, dated October 3, 2005, between EXCO Resources, Inc. and JPMorgan Chase Bank, N.A., as agent for certain lenders under the Credit Agreement by and among EXCO Holdings II, Inc. (EXCO Holdings Inc. as successor by merger) as Borrower and JPMorgan Chase Bank, N.A. as Administrative Agent for itself and the Lenders defined therein, dated October 3, 2005, filed as an Exhibit to EXCO's Form 10-Q for the Quarter ended September 30, 2005 filed November 14, 2005 and incorporated by reference herein.

10.49

Promissory Note in the maximum amount of $10,000,000, dated October 7, 2005, made by EXCO Holdings Inc., payable to EXCO Resources, Inc., filed  as an Exhibit to EXCO's Form 10-Q for the Quarter ended September 30, 2005 filed November 14, 2005 and incorporated by reference herein.

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

10.48

Letter Agreement, dated October 3, 2005, between EXCO Resources, Inc. and JPMorgan Chase Bank, N.A., as agent for certain lenders under the Credit Agreement by and among EXCO Holdings II, Inc. (EXCO Holdings Inc. as successor by merger) as Borrower and JPMorgan Chase Bank, N.A. as Administrative Agent for itself and the Lenders defined therein, dated October 3, 2005, filed  as an Exhibit to EXCO's Form 10-Q for the Quarter ended September 30, 2005 filed November 14, 2005 and incorporated by reference herein.

10.49

Promissory Note in the maximum amount of $10,000,000, dated October 7, 2005, made by EXCO Holdings Inc., payable to EXCO Resources, Inc., filed  as an Exhibit to EXCO's Form 10-Q for the Quarter ended September 30, 2005 filed November 14, 2005 and incorporated by reference herein.

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