Form 10-K/A
period 2005-12-31
EXCO RESOURCES INC
filed 2006-04-05
CIK 316300

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

        The Form 10-K (Original Form 10-K) of EXCO Resources, Inc. for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 31, 2006, is being amended to (i) amend and restate Part III. Item 11. Executive Compensation to correct a spacing error that occurred during the EDGAR conversion process in the Summary Compensation Table under the column "All other compensation" for Douglas H. Miller and (ii) amend and restate Part IV. Item 15. Exhibits and Financial Statement Schedules to (x) update the certifications of certain executive officers as of the date of this amendment in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and (y) incorporate by reference certain exhibits filed with the Original Form 10-K.

        Except for the matters described above, this amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K.

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
10.2
Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined herein.*
10.3
First Amendment to the Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined therein, dated March 31, 2004.**
10.4
Second Amendment to the Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined therein, dated March 31, 2004.**
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
21.1	Subsidiaries of the registrant, filed as an Exhibit to EXCO's Annual Report on Form 10-K for 2005 filed March 31, 2006 and incorporated by reference herein.
23.1	Consent of PricewaterhouseCoopers LLP, filed as an Exhibit to EXCO's Annual Report on Form 10-K for 2005 filed March 31, 2006 and incorporated by reference herein.
23.2	Consent of Lee Keeling and Associates, Inc., filed as an Exhibit to EXCO's Annual Report on Form 10-K for 2005 filed March 31, 2006 and incorporated by reference herein.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed herewith.
99.1	Audit Committee Charter, filed as an Exhibit to EXCO's Form 8-K filed November 24, 2004 and incorporated by reference herein.

*
Filed as an Exhibit to EXCO's Form S-4 filed March 25, 2004 and incorporated by reference herein.

**
Filed as an Exhibit to EXCO's Pre-effective Amendment No. 1 to the Form S-4 filed April 20, 2004 and incorporated by reference herein.

***
These exhibits are management contracts.

SIGNATURE PAGE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCO RESOURCES, INC. (Registrant)
Date: April 5, 2006	By:	/s/ DOUGLAS H. MILLER Douglas H. Miller Chairman and Chief Executive Officer

Index to Exhibits

EXHIBIT NUMBER	Description Of Exhibit
3.1	Third Amended and Restated Articles of Incorporation of EXCO Resources, Inc., filed as an Exhibit to EXCO's Current Report on Form 8-K filed on February 14, 2006 and incorporated by reference herein.
3.2	Amended and Restated Bylaws of EXCO Resources, Inc., filed as an Exhibit to EXCO's current report on Form 8-K filed on February 14, 2006 and incorporated by reference herein.
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
10.2
Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined herein.*
10.3
First Amendment to the Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined therein, dated March 31, 2004.**
10.4
Second Amendment to the Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc. and North Coast Energy Eastern, Inc., as Borrowers, and Bank One, NA, as Administrative Agent for itself and the Lenders defined therein, dated March 31, 2004.**
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
21.1	Subsidiaries of the registrant, filed as an Exhibit to EXCO's Annual Report on Form 10-K for 2005 filed March 31, 2006 and incorporated by reference herein.

23.1	Consent of PricewaterhouseCoopers LLP, filed as an Exhibit to EXCO's Annual Report on Form 10-K for 2005 filed March 31, 2006 and incorporated by reference herein.
23.2	Consent of Lee Keeling and Associates, Inc., filed as an Exhibit to EXCO's Annual Report on Form 10-K for 2005 filed March 31, 2006 and incorporated by reference herein.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed herewith.
99.1	Audit Committee Charter, filed as an Exhibit to EXCO's Form 8-K filed November 24, 2004 and incorporated by reference herein.

*
Filed as an Exhibit to EXCO's Form S-4 filed March 25, 2004 and incorporated by reference herein.

**
Filed as an Exhibit to EXCO's Pre-effective Amendment No. 1 to the Form S-4 filed April 20, 2004 and incorporated by reference herein.

***
These exhibits are management contracts.

QuickLinks

EXPLANATORY NOTE
  ITEM 11. EXECUTIVE COMPENSATION
PART IV
Index to Exhibits