Form 10-Q
period 2006-03-31
EXCO RESOURCES INC
filed 2006-05-15
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒

The number of shares of common stock, par value $0.001 per share, outstanding at May 11, 2006 was 104,007,064.

EXCO RESOURCES, INC.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at December 31, 2005 and March 31, 2006
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2006
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2006
Condensed Consolidated Statements of Changes in Shareholders’ Equity For the Three Months Ended March 31, 2005 and 2006
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
Signatures
Index to Exhibits

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2005	2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$226,953	$35,422
Accounts receivable:
Oil and natural gas sales	36,895	41,887
Joint interest	1,081	7,650
Canadian income tax receivable	18,483	—
Interest and other	12,189	15,240
Oil and natural gas hedge derivatives	—	10,093
Related party	2,621	—
Deferred income taxes	29,968	44,515
Deferred costs of intial public offering	3,380	—
Other	10,955	7,022
Total current assets	342,525	161,829
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	53,121	110,009
Proved developed and undeveloped oil and natural gas properties	873,595	1,400,508
Accumulated depreciation, depletion and amortization	(13,281)	(32,892)
Oil and natural gas properties, net	913,435	1,477,625
Gas gathering, office and field equipment, net	33,271	54,042
Investment in TXOK Acquisition, Inc.	20,837	—
Other assets	419	1,571
Goodwill	220,006	285,961
Total assets	$1,530,493	$1,981,028

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2005	2006
		(Unaudited)

Liabilities and Shareholders’ Equity
Current liabilities:
Interim bank loan	$350,000	$—
Accounts payable and accrued liabilities	25,182	39,817
Accrued interest payable	23,779	7,135
Revenues and royalties payable	11,266	28,823
Income taxes payable	901	692
Current portion of asset retirement obligations	1,408	1,407
Oil and natural gas derivatives	53,189	26,382
Total current liabilities	465,725	104,256
Long-term debt	1	108,500
7¼% senior notes due 2011	461,801	461,075
Asset retirement obligations and other long-term liabilities	15,766	23,681
Deferred income taxes	134,912	143,355
Oil and natural gas derivatives	81,406	70,401
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $.001 par value: Authorized shares-10,000; none issued	—	—
Common stock, $.001 par value: Authorized shares-250,000;
Issued and outstanding shares-50,000 and 104,004 at December 31, 2005 and March 31, 2006, respectively	50	104
Additional paid-in capital	354,482	1,016,154
Retained earnings	16,350	53,502
Total shareholders’ equity	370,882	1,069,760
Total liabilities and shareholders’ equity	$1,530,493	$1,981,028

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except per share amounts)

	Three months ended
	March 31,
	2005	2006
	Predecessor	Successor
Revenues and other income:
Oil and natural gas	$38,929	$70,340
Commodity price risk management activities	(57,390)	40,775
Other income	389	2,031
Total revenues and other income	(18,072)	113,146
Cost and expenses:
Oil and natural gas production	6,789	11,485
Depreciation, depletion and amortization	7,856	20,677
Accretion of discount on asset retirement obligations	203	302
General and administrative	5,204	5,909
Interest	8,751	16,345
Total cost and expenses	28,803	54,718
Equity in net income of TXOK Acquisition, Inc.	—	1,593
Income (loss) from continuing operations before income taxes	(46,875)	60,021
Income tax expense (benefit)	(18,207)	22,869
Income (loss) from continuing operations	(28,668)	37,152
Discontinued operations:
Loss from discontinued operations	(4,402)	—
Gain on disposition of Addison Energy Inc.	174,086	—
Income tax expense	48,800	—
Income from discontinued operations	120,884	—
Net income	$92,216	$37,152
Earnings per share:
Basic
Net income (loss) from continuing operations	$(0.25)	$0.46
Net income	$0.79	$0.46
Weighted average common shares outstanding	115,947	80,099
Diluted
Net income (loss) from continuing operations	$(0.25)	$0.45
Net income	$0.79	$0.45
Weighted average common and common equivalent shares outstanding	115,947	81,815

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended
	March 31,
	2005	2006
	Predecessor	Successor
Operating Activities:
Net income	$92,216	$37,152
Income from discontinued operations	(120,884)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of TXOK Acquisition, Inc.	—	(1,593)
Gain on sale of other assets	3,461	—
Depreciation, depletion and amortization	7,856	20,677
Stock option compensation expense	—	598
Accretion of discount on asset retirement obligations	203	302
Non-cash change in fair value of derivatives	1,065	(43,570)
Deferred income taxes	(24,327)	22,176
Amortization of deferred financing costs	444	5,877
Effect of changes in:
Accounts receivable	(9,423)	47,421
Other current assets	1,320	(1,939)
Accounts payable and other current liabilities	(3,155)	(24,221)
Net cash used in operating activities of discontinued operations	(63,750)	—
Net cash provided by (used in) operating activities	(114,974)	62,880
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(32,953)	(32,649)
Advance to TXOK Acquisition, Inc.	—	(158,750)
Cash acquired in acquisition of TXOK Acquisition, Inc.	—	32,261
Proceeds from disposition of property and equipment and other	3,964	(608)
Proceeds from sale of Addison Energy Inc., net of cash sold of $1,415 (discontinued operations)	443,649	—
Net cash used in investing activities of discontinued operations	(442)	—
Net cash provided by (used) in investing activities	414,218	(159,746)
Financing Activities:
Borrowings under credit agreement	41,300	184,500
Repayments under credit agreement	—	(76,000)
Payments on interim bank loan	—	(350,000)
Payments on TXOK term loan	—	(200,000)
Payments on TXOK credit facility	—	(308,751)
Payments on long-term debt	(148,247)	—
Proceeds from issuance of common stock, net of underwriter commissions and initial public offering costs	—	656,331
Deferred financing costs	—	(745)
Net cash provided by financing activities of discontinued operations	59,601	—
Net cash provided by (used in) financing activities	(47,346)	(94,665)
Net increase (decrease) in cash	251,898	(191,531)
Cash at beginning of period	26,408	226,953
Cash at end of period	$278,306	$35,422

Supplemental Cash Flow Information:
Interest paid	$16,695	$27,398
Income taxes paid	$37,290	$—
Value of shares issued in connection with redemption of TXOK preferred stock	$—	$4,667
Long-term debt assumed in TXOK acquisition	$—	$508,750
Elimination of deferred income taxes related to equity in net income of TXOK Acquisition, Inc. due to step acquisition	$—	$899

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, in thousands)

								Accumulated
	Class A		Class B		Additional	Notes		other	Total
	Common Stock		Common Stock		paid-In	receivable -	Retained	comprehensive	shareholders’
	Shares	Amount	Shares	Amount	capital	Officers	earnings	income (loss)	equity
Predecessor:
Balance at December 31, 2004	115,947	$116	11,926	$12	$173,804	$(15,730)	$10,159	$21,367	$189,728
Principal and interest payments	—	—	—	—	—	65	—	—	65
Reclassification of foreign currency translation adjustment	—	—	—	—	—	—	—	(21,384)	(21,384)
Unrealized gain on equity investments	—	—	—	—	—	—	—	1	1
Net income	—	—	—	—	—	—	92,216	—	92,216
Balance at March 31, 2005	115,947	$116	11,926	$12	$173,804	$(15,665)	$102,375	$(16)	$260,626

Successor:
Balance at December 31, 2005	50,000	$50	—	$—	$354,482	$—	$16,350	$—	$370,882
Issuance of common stock, net of expenses	54,004	54	—	—	666,760	—	—	—	666,814
Initial public offering costs	—	—	—	—	(5,892)	—	—	—	(5,892)
Share-based compensation	—	—	—	—	804	—	—	—	804
Net income	—	—	—	—	—	—	37,152	—	37,152
Balance at March 31, 2006	104,004	$104	—	$—	$1,016,154	$—	$53,502	$—	$1,069,760

See accompanying notes.

EXCO RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1.             Organization and basis of presentation

EXCO Resources, Inc., a Texas corporation incorporated in 1955, or EXCO Resources, is an independent oil and natural gas company engaged in the acquisition, development and exploitation of onshore properties located in the continental United States and, until February 10, 2005, in Canada.  Our operations are focused in key North American oil and natural gas areas including Appalachia, East Texas, Mid-Continent, Permian and the Rockies. Our assets are characterized by long reserve lives, a multi-year inventory of development drilling and exploitation projects, high drilling success rates, and a high natural gas concentration.

Unless the context requires otherwise, references in this quarterly report to “EXCO,” “we,” “us,” and “our” are to EXCO Resources, its consolidated subsidiaries and EXCO Holdings Inc., or EXCO Holdings, our former parent company, which was acquired by and into which EXCO Holdings II, Inc., or Holdings II, merged on October 3, 2005. On February 14, 2006, EXCO Holdings merged with and into EXCO Resources.

Our previously filed reports exclude the financial position and results of operations of our parent, EXCO Holdings, and Holdings II for the periods prior to October 2, 2005 and subsequent to October 3, 2005, respectively. Due to the merger of our parent, EXCO Holdings (formerly EXCO Holdings II) into EXCO Resources on February 14, 2006 concurrent with the closing of our initial public offering, or IPO (See Note 2. “Significant recent transactions”), all financial information in this quarterly report contains the consolidated financial position and results of EXCO Resources and our parent pursuant to presentation requirements contained in Statement of Financial Accounting Standards No. 141, “Business Combinations”, or SFAS No. 141, for transactions between entities under common control. For comparative purposes pursuant to SFAS No. 141, the prior period financial statements of EXCO Resources present the consolidated operations of EXCO Resources and our parent for all periods. Accordingly, financial statements contain two separate and distinct bases of accounting which are defined below:

Predecessor – For the three months ended March 31, 2005, financial information presented in our condensed consolidated statements of operations, condensed consolidated statements of cash flows and condensed consolidated statements of changes in shareholders’ equity reflects the consolidated information of EXCO Resources and EXCO Holdings, our parent company until October 2, 2005.

Successor – For the three months ended March 31, 2006, financial information presented in our condensed consolidated statements of operations, condensed consolidated statements of cash flows and condensed consolidated statements of changes in shareholders’ equity reflects the consolidated information of EXCO Resources and Holdings II, which became our parent company on October 3, 2005 effective with the consummation of the Equity Buyout and the acquisition by and merger of Holdings II into EXCO Holdings (see Note 2. “Significant recent transactions”). The Equity Buyout was accounted for as a purchase pursuant to SFAS No. 141 and resulted in a new basis of accounting.

In addition, as a result of the redemption of TXOK Acquisition, Inc. preferred stock (see Note 2. “Significant recent transactions – TXOK acquisition”) on February 14, 2006, our investment in TXOK Acquisition, Inc. which would have been accounted for using the cost method of accounting is now a wholly-owned subsidiary which requires the use of the equity method of accounting for our investment in TXOK Acquisition, Inc. until February 14, 2006.

The condensed consolidated balance sheet as of December 31, 2005 reflects the consolidated financial position of EXCO and Holdings II (being the successor for accounting purposes after its merger with EXCO Holdings) prior to our IPO of our common stock on February 9, 2006, which is more fully described below. The condensed consolidated balance sheet as of March 31, 2006 reflects our consolidated financial position after the IPO and the merger of EXCO Holdings into EXCO Resources.

On February 8, 2006, our registration statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission, or SEC, pursuant to which we offered 50,000,000 shares of our common stock, par value $.001 per share, at an initial offering price of $13.00 per share, or a net price after underwriting discount of $12.35 per share. Net proceeds from the offering after underwriting discount, but before other expenses, were approximately $617.5 million. Concurrent with the February 14, 2006 closing of the IPO, EXCO Holdings, our parent company, was merged into and with EXCO Resources and EXCO Resources became the surviving company. Shares of stock and stock options of EXCO Holdings were automatically converted into an equal number of like securities of EXCO Resources. Subsequently, the underwriters of our IPO exercised their over-allotment option to purchase an additional 3,615,200 shares of our common stock at $12.35 per share which yielded additional net proceeds of approximately $44.6 million.

The accompanying condensed consolidated balance sheets as of December 31, 2005 and March 31, 2006, the results of operations and cash flows for the three months ended March 31, 2005 and 2006 and the changes in shareholders’ equity for the three months ended March 31, 2005 and 2006, are for EXCO, its subsidiaries, and prior to the IPO, and its parent. All intercompany transactions have been eliminated. Our results of operations for the three months ended March 31, 2005 have been reclassified to reflect the results of our former Canadian subsidiary, Addison Energy Inc., or Addison, as discontinued operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the SEC. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. You should read these unaudited interim financial statements in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The results of operations for the interim periods are not necessarily indicative of the results we expect for the full year.

2.             Significant recent transactions

TXOK acquisition

On September 16, 2005, Holdings II formed TXOK Acquisition, Inc., or TXOK, for the purpose of acquiring ONEOK Energy Resources Company and ONEOK Energy Resources Holdings, L.L.C., or collectively, ONEOK Energy. Prior to TXOK’s acquisition of ONEOK Energy, EXCO Holdings owned all of the issued and outstanding common stock of TXOK and BP EXCO Holdings LP, an entity controlled by Mr. Boone Pickens, one of our directors, held all of the outstanding shares of TXOK preferred stock. On September 27, 2005, TXOK completed the acquisition of ONEOK Energy for an aggregate purchase price of approximately $642.9 million, or $633.0 million after contractual adjustments. Effective upon closing, ONEOK Energy Resources Company and ONEOK Energy Resources Holdings, L.L.C. became wholly-owned subsidiaries of TXOK. EXCO Holdings purchased an additional $20.0 million of Class B common stock of TXOK on October 7, 2005, which investment represented an 11% equity interest and a 10% voting interest in TXOK. The preferred stock of TXOK held by BP EXCO Holdings LP represented the remaining 89% equity interest and 90% voting interest of TXOK.

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

Prior to TXOK’s redemption of the preferred stock concurrently with the IPO, we held an 11% economic interest in TXOK and would have used the cost method of accounting for that investment until the merger. However, since the redemption of the preferred stock resulted in TXOK becoming a wholly-owned subsidiary on February 14, 2006, we are required to use the equity method of accounting for our investment in TXOK until the February 14, 2006 effective date of the acquisition.

The TXOK preferred stock was redeemed on February 14, 2006. The redemption price for the TXOK preferred stock was cash in the amount of $150.0 million plus $8.8 million of unpaid dividends at a rate of 15% and 388,889 shares of our common stock. The EXCO common stock issued in connection with the preferred redemption represented the value necessary to produce an overall 23% annualized rate of return on the state value of the TXOK preferred stock as of the date of redemption pursuant to the terms of the preferred stock agreements. For purposes of calculating the rate of return, the common stock of EXCO was valued at $12.00.

Equity Buyout

On October 3, 2005, Holdings II, an entity formed by our management, purchased 100% of the outstanding equity securities of EXCO Holdings in an equity buyout, or Equity Buyout, for an aggregate price of approximately $699.3 million, resulting in a change of control and a new basis of accounting. To fund the Equity Buyout, Holdings II raised $350.0 million in interim debt financing, including $0.7 million for working capital, from a group of lenders and $183.1 million of equity financing from new institutional and other investors as well as stockholders of EXCO Holdings. In addition, current management and other stockholders of EXCO Holdings exchanged $166.9 million of their EXCO Holdings common stock for Holdings II common stock. EXCO Holdings’ majority stockholder sold all of its EXCO Holdings common stock for cash. Promptly following the completion of the Equity Buyout, Holdings II merged with and into EXCO Holdings. As a result of the merger, each outstanding share of Holdings II common stock was cancelled and exchanged for one share of EXCO Holdings common stock and all shares of EXCO Holdings common stock held by Holdings II were cancelled.

Initial public offering

On February 14, 2006, we closed our IPO and subsequently issued 53.6 million shares of our common stock, including shares subsequently issued pursuant to an exercise by the underwriters of their over-allotment option, for net proceeds of $662.1 million. Concurrent with the consummation of the IPO, we advanced $158.8 million to TXOK to redeem the preferred stock of TXOK and issued an additional 388,889 shares of our common stock as a redemption premium (see —TXOK acquisition). The redemption of this preferred stock caused TXOK to become our wholly-owned subsidiary. In addition to the redemption of the preferred stock of TXOK, we used proceeds from the IPO, together with cash on hand to repay the interim bank loan, repay the TXOK term loan, repay a portion of TXOK’s revolving credit facility and pay fees and expenses incurred in connection with the IPO. Concurrently with the closing of the IPO, EXCO Holdings merged with and into EXCO Resources and the shares of stock and stock options of EXCO Holdings were automatically converted into an equal number of like securities of EXCO Resources. As a result, EXCO Resources became the surviving company. The following table presents sources and uses of the proceeds from the IPO (in thousands):

Sources:
Issuance of common stock, net of underwriting discounts and commissions	$662,147
Cash on hand	217,430
Borrowings under our credit facility	20,500
Total sources	$900,077

Uses:
Repayment of interim bank loan and accrued interest	$359,965
Redemption of TXOK preferred stock, including accrued and unpaid dividends	158,750
Payment of TXOK term loan and accrued interest	202,755
Payment of a portion of TXOK credit facility	172,715
Fees and expenses of IPO	5,892
Total uses	$900,077

On February 14, 2006, we redeemed all of the outstanding TXOK preferred stock, which represented 90% of the voting rights and an 89% economic interest in TXOK. The redemption price for the TXOK preferred stock was (a) cash in the amount of approximately $158.8 million and (b) 388,889 shares of common stock of EXCO Resources. Once the TXOK preferred stock was redeemed, our acquisition of TXOK, or the TXOK acquisition, was complete and it became our wholly-owned subsidiary. We accounted for the acquisition of TXOK as a step acquisition using the purchase method of accounting and began consolidating its operations effective February 14, 2006. As a result, 89% of the fair value of the assets and liabilities of TXOK was recorded at the redemption date and the remaining 11% was recorded as an adjustment to book value as of the date of the initial investment. The total purchase price of TXOK was $665.1 million representing the redemption of the TXOK preferred stock, the initial investment in TXOK common stock and the assumption of liabilities as detailed below. The allocation of the purchase price to the assets and liabilities acquired are also presented (in thousands).

Purchase price calculations:
Carrying value of initial investment in TXOK	$21,531
Acquisition of preferred stock, including accrued and unpaid dividends	158,750
Value of preferred stock redemption premium	4,667
Assumption of debt:
Term loan, plus accrued interest	202,755
Revolving credit facility plus accrued interest	309,701
Less cash acquired	(32,261)
Total TXOK Acquisition, Inc. purchase cost	$665,143

Allocation of purchase price:
Oil and natural gas properties - proved	$489,076
Oil and natural gas properties - unproved	60,840
Other fixed assets	20,079
Goodwill	65,955
Current and non-current assets	38,673
Deferred income taxes	27,379
Accounts payable and other accrued expenses	(33,254)
Asset retirement obligations	(8,203)
Fair value of oil and natural gas derivatives	4,598
Total purchase price allocation	$665,143

Pro forma results of operations

The following table reflects the pro forma results of operations as though the acquisition of TXOK had occurred at the beginning of each respective period.

	Three months ended March 31,
(in thousands, except per share data, unaudited)	2005	2006
Revenues and other income	$10,091	$154,660
Income (loss) from continuing operations	(32,098)	57,005
Net income	88,786	57,005
Basic earnings per share	$0.77	$0.71
Diluted earnings per share	$0.77	$0.70

3.             Sale of Addison Energy Inc.

On January 17, 2005, our directors approved the Share and Debt Purchase Agreement, or the Addison Purchase Agreement, dated effective January 12, 2005, among 1143928 Alberta Ltd., a corporation organized under the laws of the Province of Alberta or Purchaser, and a wholly-owned subsidiary of NAL Oil & Gas Trust, an Alberta trust, EXCO and Taurus Acquisition, Inc. or Taurus, our wholly-owned subsidiary that has since been renamed ROJO Pipeline, Inc., or ROJO. The Addison Purchase Agreement provided that EXCO would sell to Purchaser all of the issued and outstanding shares of common stock of Addison, which was at that time our wholly-owned Canadian subsidiary. The Addison Purchase Agreement also provided that Taurus would sell to Purchaser a promissory note in the amount of U.S. $98.8 million and a promissory note in the amount of Cdn. $108.3 million (U.S. $79.3 million), collectively, the Addison Notes, each of which were issued by Addison in favor of Taurus. This transaction closed on February 10, 2005.

The aggregate purchase price for the stock and the Addison Notes was Cdn. $551.3 million (U.S. $443.4 million). Of this amount, Cdn. $90.1 million (U.S. $72.1 million) was used to repay in full all outstanding balances under Addison’s credit facility while Cdn. $56.2 million (U.S. $45.2 million) was withheld and has been remitted to the Canadian government for potential income taxes that we may owe resulting from the sale of the stock. As of December 31, 2005, we had recorded a receivable in the amount of Cdn. $21.5 million (U.S. $18.9 million) for our estimate of the excess of the amount withheld for Canadian income taxes from the sales proceeds over the estimated amount of Canadian income taxes that are actually owed on the gain from the sale. This receivable was collected in March 2006. As of March 31, 2006, the purchase price remains subject to additional adjustments based upon the outcome of Crown royalty and joint venture audits, if any, that may occur in the future that cover periods prior to February 1, 2005.

All severance payments paid or payable in respect of employees terminated up to May 31, 2005 were borne by EXCO, unless the Purchaser or its affiliates made an employment offer to a terminated employee and the employee accepted the offer, Purchaser was obligated to pay EXCO an amount equal to all severance payments paid to that employee. This obligation was in effect for a period of six months for any employee terminated at closing and for an indefinite period for any employee terminated after closing but prior to May 31, 2005. At closing, Cdn. $2.1 million (U.S. $1.7 million) was deducted from the sales proceeds for severance payments made to Addison employees who were terminated at closing.

During the first quarter of 2005, we recognized a gain from the sale of Addison in the amount of U.S. $174.1 million before income tax expense of U.S. $48.8 million related to the gain. The cumulative adjustment resulting from the translation of Addison’s financial statements was eliminated. These amounts were considered in the determination of the gain on the sale.

On February 9, 2005 Addison made an earnings and profits dividend (as calculated under U.S. tax law) to EXCO in an amount of Cdn. $74.5 million (U.S. $59.6 million). This dividend was funded by Addison by an additional drawdown on its bank credit facility.

4.             Asset retirement obligations

The following is a reconciliation of our asset retirement obligations as of March 31, 2005 and 2006 (in thousands):

	Three months ended March 31,
(Unaudited)	2005	2006

Asset retirement obligation at January 1	$28,043	$15,823
Activity during the three months ended March 31:
Acquisition of TXOK	—	8,204
Sale of Addison Energy Inc	(14,796)	—
Liabilities incurred during period	194	159
Liabilities settled during period	(845)	—
Accretion of discount	203	302
Asset retirement obligation as of March 31	12,799	24,488
Less current portion	1,781	1,407
Long-term portion	$11,018	$23,081

We have no assets that are legally restricted for purposes of settling asset retirement obligations.

5.             Oil and natural gas properties

We have recorded oil and natural gas properties at cost using the full cost method of accounting. Under the full cost method, all costs associated with the acquisition, exploration or development of oil and natural gas properties are capitalized as part of the full cost pool. Capitalized costs are limited to the aggregate of the present value of future net revenues plus the lower of cost or fair market value of unproved properties less the income effects related to book and tax basis of the oil and natural gas properties involved. The full cost pool is comprised of lease and well equipment and exploration and development costs incurred, plus intangible acquired proved leaseholds.

Unproved oil and natural gas properties are excluded from the calculation of depreciation, depletion and amortization until it is determined whether or not Proved Reserves can be assigned to such properties. At December 31, 2005 and March 31, 2006, $53.1 million and $110.0 million, respectively, in unproved oil and natural gas properties were excluded from our full cost pool in calculating our depreciation, depletion and amortization. We assess our unproved oil and natural gas properties for impairment on a quarterly basis.

Depreciation, depletion and amortization of evaluated oil and natural gas properties are calculated separately for the United States and, until February 10, 2005, Canadian full cost pools using the unit-of-production method based on total Proved Reserves, as determined by independent petroleum reservoir engineers or by our internal engineers for our Canadian Proved Reserves at December 31, 2004.

Sales, dispositions and other oil and natural gas property retirements are accounted for as adjustments to the full cost pool, with no recognition of gain or loss unless the disposition would significantly alter the amortization rate.

At the end of each quarterly period, the unamortized cost of proved oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using current period-end prices discounted at 10%, adjusted for related income tax effects (ceiling test). Until February 10, 2005, this ceiling test calculation was done separately for the United States and for the Canadian full cost pools.

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

6.             Earnings per share

We account for earnings per share in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per share”. SFAS No. 128 requires companies to present two calculations of earnings per share (EPS); basic and diluted. Basic earnings (loss) per common share for the three months ended March 31, 2005 and 2006 equals the net income divided by the weighted average common shares outstanding during the period. Diluted earnings per common share for the three months ended March 31, 2005 and 2006 equals net income divided by the sum of weighted average common shares outstanding during the period plus any dilutive common stock equivalents assumed to be issued. Common stock equivalents for the three months ended March 31, 2005 and 2006 are shares assumed to be issued if EXCO’s outstanding stock options were in-the-money and exercised. As a result of the loss from continuing operations at March 31, 2005, the potential common stock equivalents from the assumed conversion of stock options of approximately 8,801,351 have been excluded from the diluted EPS calculation.

The following table presents the basic and diluted earnings (loss) per share computations for the three months ended March 31, 2005 and 2006 (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2006

Basic earnings per share:

Income (loss) from continuing operations	$(28,668)	$37,152
Income from discontinued operations	120,884	—
Net income	$92,216	$37,152

Shares:
Weighted average common shares outstanding	115,947	80,099

Basic earnings (loss) per share:
Continuing operations	$(0.25)	$0.46
Discontinued operations	1.04	—
Total basic earnings per share	$0.79	$0.46

Diluted earnings per share:

Income (loss) from continuing operations	$(28,668)	$37,152
Income from discontinued operations	120,884	—
Net income	$92,216	$37,152

Shares:
Weighted average number of common shares outstanding	115,947	80,099
Diluted effect of stock options	—	1,716
Weighted average common and common equivalent shares outstanding	115,947	81,815

Diluted earnings (loss) per share:
Continuing operations	$(0.25)	$0.45
Discontinued operations	1.04	—
Total diluted earnings per share	$0.79	$0.45

7.             Stock options

In August 2005, Holdings II adopted the 2005 Long-Term Incentive Plan, or the 2005 Incentive Plan. As a result of the merger of Holdings II with and into EXCO Holdings in connection with the Equity Buyout, the 2005 Incentive Plan was assumed by EXCO Holdings. As a result of the merger of EXCO Holdings with and into EXCO Resources in connection with the IPO, the 2005 Incentive Plan was assumed by EXCO Resources effective February 14, 2006. All awards previously granted under the 2005 Incentive Plan were then converted into awards in EXCO Resources common stock pursuant to the requirements of Treasury Regulation section 1.424-1.

We adopted SFAS No. 123(R), “Share-Based Compensation” on October 3, 2005. As required by SFAS 123(R), the granting of options to our employees under the 2005 Incentive Plan are share-based payment transactions and are to be treated as compensation expense by us with a corresponding increase to additional paid-in capital. Volatility was determined based on the weighted average of volatility of our common stock from October 1, 2001 to December 31, 2002 and the daily closing prices from five comparable public companies. For the three months ended March 31, 2006, total share-based compensation was $0.8 million, of which $0.6 million is included in general and administrative expense and $0.2 million was capitalized as part of proved developed and undeveloped oil and natural gas properties. Total share-based compensation to be recognized on unvested awards as of March 31,

2006 is $7.7 million over a weighted average period of 2.7 years.

During the three months ended March 31, 2006, options to purchase 131,300 shares were granted by EXCO under the 2005 Incentive Plan at prices ranging from $12.60 to $13.00 per share. The options expire ten years following the date of grant. Pursuant to the 2005 Incentive Plan, 25% of the options vest immediately with an additional 25% to vest on each of the next three anniversaries of the date of the grant. As of December 31, 2005 and March 31, 2006, there were 5,026,925 and 4,911,025 shares available to be granted under the 2005 Incentive Plan, respectively.

Prior to October 3, 2005, as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”, we elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and provide pro forma disclosures of earnings and earnings per share as if a fair value based method of accounting for employee stock compensation plans were adopted. Under APB 25, no compensation expense is recognized upon the issuance of stock options to our employees as the exercise price of the option is equal to or higher than the fair value of the underlying common stock at the date of grant.

8.             Segment information

We have operations in only one industry segment, that being the oil and natural gas exploration and production industry; however, we are organizationally structured along geographic operating segments. We have geographic operating segments in the United States and, until February 10, 2005, in Canada. Upon the acquisition of TXOK at the closing of the IPO, our geographic operating segments in the United States were the U.S., excluding Appalachia, which includes the properties of EXCO (excluding Appalachia) and the TXOK properties, and the Appalachian segment, which includes the properties of North Coast Energy, Inc., our wholly-owned subsidiary. The following tables provide our geographic operating segment data:

	U.S. (excluding
(in thousands)	Appalachia)	Appalachia	Total

Three months ended March 31, 2006:
Revenues and other income:
Oil and natural gas	$36,046	$34,294	$70,340
Commodity price risk management activities	9,826	30,949	40,775
Other income	1,493	538	2,031
Total revenues and other income	47,365	65,781	113,146

Cost and expenses:
Oil and natural gas production	7,234	4,251	11,485
Depreciation, depletion and amortization	12,033	8,644	20,677
Accretion of discount on asset retirement obligations	160	142	302
General and administrative	4,704	1,205	5,909
Interest	10,147	6,198	16,345
Total cost and expenses	34,278	20,440	54,718
Equity in net income of TXOK Acquisition, Inc.	1,593	—	1,593
Income before income taxes	14,680	45,341	60,021
Income tax expense	5,316	17,553	22,869
Net income	9,364	27,788	37,152
Goodwill at end of period	$142,741	$143,220	$285,961
Total assets at end of period	$1,175,085	$805,943	$1,981,028

	U.S. (excluding
(in thousands)	Appalachia)	Appalachia	Total

Three months ended March 31, 2005:
Revenues and other income:
Oil and natural gas	$16,186	$22,743	$38,929
Commodity price risk management activities	(19,600)	(37,790)	(57,390)
Other income	232	157	389
Total revenues and other income	(3,182)	(14,890)	(18,072)

Cost and expenses:
Oil and natural gas production	3,477	3,312	6,789
Depreciation, depletion and amortization	3,758	4,098	7,856
Accretion of discount on asset retirement obligations	95	108	203
General and administrative	3,992	1,212	5,204
Interest	8,751	—	8,751
Total cost and expenses	20,073	8,730	28,803
Loss from continuing operations before income taxes	(23,255)	(23,620)	(46,875)
Income tax benefit	(7,830)	(10,377)	(18,207)
Loss from continuing operations	(15,425)	(13,243)	(28,668)
Goodwill at end of period	$19,984	$—	$19,984
Total assets at end of period	$527,532	$319,812	$847,344

9.             Derivative financial instruments

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

The following table sets forth our oil and natural gas derivatives as of March 31, 2006. The fair values at March 31, 2006 are estimated from quotes from the counterparties and represent the amount that we would expect to receive or pay to terminate the contracts at March 31, 2006. We have the right to offset amounts we expect to receive or pay among our individual counterparties. As a result, we have offset amounts for financial statement presentation purposes.

(in thousands, except prices and differentials)	Volume Mmbtu/Bbls	Weighted average strike price	Weighted average differential to NYMEX	Fair value at March 31, 2006

Natural Gas:
Swaps NYMEX:
Remainder of 2006	14,515	$7.84		$(4,925)
2007	20,570	7.84		(34,043)
2008	17,820	8.06		(16,962)
2009	7,705	7.14		(8,752)
2010	6,985	6.63		(6,721)
2011	1,825	4.51		(3,806)
2012	1,830	4.51		(3,201)
2013	1,825	4.51		(2,727)
	73,075

Floor:
2006	4,125	6.15		550
	4,125

Ceiling:
2006	4,125	10.00		(1,870)
	4,125

Basis Protection Swaps:
2006	4,125		$(0.32)	2,077
	4,125

Total Natural Gas				(80,380)

Oil:
Swaps:
Remainder of 2006	247	66.65		(568)
2007	369	64.63		(1,735)
2008	327	62.67		(1,708)
2009	120	60.80		(673)
2010	108	59.85		(574)
	1,171

Floor:
2006	81	50.35		11
	81

Ceiling:
2006	81	60.00		(799)
	81

Total Oil				(6,046)

Total Oil and Natural Gas				$(86,426)

At March 31, 2006, the average forward NYMEX oil prices per Bbl for the remainder of calendar 2006 and for 2007 was $68.56 and $69.19, respectively, and the average forward NYMEX natural gas price per Mmbtu for the remainder of calendar 2006 and for 2007 were $8.04 and $9.60, respectively.

10.          Long-term debt and interim bank loan

Long-term debt is summarized as follows:

	December 31,	March 31,
(in thousands)	2005	2006

Interim bank loan	$350,000	$—
Borrowings under our credit agreement	$1	$108,500
7 1/4% senior notes due 2011	444,720	444,720
Unamortized premium on 7 1/4% senior notes due 2011	17,081	16,355
Total long-term debt	$461,802	$569,575

Credit agreement

On March 17, 2006, we entered into an amended and restated credit agreement, or credit agreement, with certain lenders, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities Inc., as sole bookrunner and lead arranger.  This amendment established a new borrowing base of $750.0 million under our credit agreement reflecting the addition of the assets of TXOK.  TXOK and its subsidiaries became guarantors of our credit agreement.  The amendment also provided for an extension of the credit agreement maturity date to December 31, 2010.  The borrowing base will be redetermined each November 1 and May 1, beginning November 1, 2006.  Our borrowing base is determined based on a number of factors including commodity prices.  We use derivative financial instruments to lessen the impact of volatility in commodity prices.  Financial covenants under this credit agreement require that we:

•      maintain a consolidated current ratio (as defined under our credit agreement) of at least 1.0 to 1.0 at the end of any fiscal quarter; and

•      not permit our ratio of consolidated indebtedness to consolidated EBITDAX (as defined under our credit agreement) to be greater than 3.5 to 1.0 at the end of each fiscal quarter.

Borrowings under our credit agreement are collateralized by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties including TXOK and North Coast Energy, Inc., or North Coast. As of March 17, 2006, our borrowings are collateralized by a first lien mortgage providing a security interest in the value of our Proved Reserves which is at least 125% of the aggregate commitment.  The aggregate commitment is the lesser of (i) $1.25 billion and (ii) the borrowing base; however, the initial aggregate commitment is $300.0 million.  This aggregate commitment minimum of $300.0 million can be raised, from time to time, up to the borrowing base of $750.0 million at our sole discretion. Effective May 11, 2006, we increased the aggregate commitment to $500.0 million.

At our option, borrowings under our credit agreement accrue interest at one of the following rates:

•        the sum of (i) the greatest of the administrative agent’s prime rate, the base CD rate plus 1.0% or the federal funds effective rate plus 0.50% and (ii) an applicable margin, which ranges from 0.0% up to 0.75% depending on our borrowing base usage; or

•        the sum of (i) LIBOR multiplied by the statutory reserve rate and (ii) an applicable margin, which ranges from 1.0% up to 1.75% depending on our borrowing usage.

Additionally, the credit agreement contains a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur additional indebtedness, restrictions on our ability to pledge assets, and a prohibition on the payment of dividends on our common stock.

At December 31, 2005 and March 31, 2006, the six month LIBOR rates were 4.70% and 5.14% which would result in interest rates of approximately 5.95% and 6.14%, respectively, on any new indebtedness we may incur under the credit agreement. At December 31, 2005 and March 31, 2006, we had $1,000 and $108.5 million respectively, of outstanding indebtedness under our credit agreement.

7¼% senior notes due January 15, 2011

On January 20, 2004, EXCO completed the private placement of $350.0 million aggregate principal amount of 7¼% senior notes due January 15, 2011 pursuant to Rule 144A and Regulation S under the Securities Act of 1933, or Securities Act, at a price of 100% of the principal amount. The net proceeds of the offering were used to acquire North Coast, pay down debt under our credit facilities and North Coast’s credit facility, repay a senior term loan in full and pay fees and expenses associated with those transactions.

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

The Equity Buyout was a change of control under the indenture governing the senior notes. As a result of this change of control and also in connection with the sale of Addison, on November 2, 2005, we commenced an offer to the holders of senior notes to repurchase up to $120.6 million of senior notes at 100% of the principal amount plus accrued and unpaid interest of the notes pursuant to the indenture. Simultaneously therewith, we commenced an offer to repurchase all outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest in connection with the change in control provision contained in the indenture as a result of the Equity Buyout. Holders of $5.3 million in aggregate principal amount of the senior notes were tendered to and purchased by us in December 2005 as a result of these offers for total consideration of $5.5 million including accrued and unpaid interest and the applicable premium. Upon completion of the offer to repurchase related to the Addison sale, the second lien security interest on $120.6 million of the proceeds from the sale and the general restrictions under the indenture on the entire proceeds were terminated. As of March 31, 2006, $444.7 million in principal remained outstanding on the senior notes.

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

As part of the “pushdown accounting” resulting from the Equity Buyout, the senior notes were recorded at their fair value of $468.0 million on October 3, 2005. The resulting premium of $18.0 million in excess of the aggregate principal amount will be amortized over the remaining life of the senior notes. The unamortized premium was $16.4 million at March 31, 2006.

The indenture governing the senior notes contains covenants which limit our ability and the ability of our subsidiaries to:

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

The estimated fair value of our senior notes at March 31, 2006 was $442.5 million as compared to the carrying amount of $461.1 million (including $16.4 million of unamortized premium). The fair value of the senior notes is estimated based on quoted market prices for the senior notes.

Interim bank loan

In order to fund the Equity Buyout on October 3, 2005, Holdings II borrowed $350.0 million in interim debt financing under a credit agreement dated October 3, 2005 with JP Morgan. The interim bank loan was collateralized by a first priority lien on all of the common stock of EXCO. The maturity date of the interim bank loan was July 3, 2006, with an interest rate of 10%. The loan agreement contained representations and warranties, covenants and conditions usual for a transaction of this type.

The interim bank loan was initially legally in the name of Holdings II. Upon completion of the Equity Buyout and the merger of Holdings II into EXCO Holdings, the interim bank loan became an obligation of EXCO Holdings. The Equity Buyout resulted in a change of control. GAAP requires the acquisition by Holdings II to be accounted for as a purchase transaction in accordance with SFAS No. 141. In addition, GAAP requires the application of “push down accounting” in situations where the ownership of an entity has changed, meaning that the post transaction financial statements of the acquired entity (EXCO) reflect the new basis of accounting in accordance with SAB 54. In addition to the stepped-up basis resulting from the Equity Buyout, the interim bank loan was “pushed- down” to EXCO and was presented as a component of consolidated debt.

On February 14, 2006, upon closing of the IPO, the interim bank loan, together with accrued interest, was paid in full.

11.          Acquisitions and dispositions

For the three months ended March 31, 2006, we did not acquire or sell any assets that were significant to our operations, other than the acquisition of TXOK.

Transactions, other than the sale of Addison, that occurred during the three months ended March 31, 2005

During the three months ended March 31, 2005, we completed one oil and natural gas property acquisition. Estimated total Proved Reserves net to our interest from the acquisition included approximately 35 Mbbls of oil and 8.8 Bcf of natural gas. The total purchase price for the acquisition was approximately $17.9 million (approximately $17.7 million after contractual adjustments), funded with borrowings under our credit agreement and from surplus cash. In addition, we also acquired a small natural gas gathering system for $0.7 million as part of this acquisition.

During the first three months of 2005, we sold two oil and natural gas properties. As of January 1, 2005, estimated total Proved Reserves net to our interest from these properties included approximately 225 Mbbls of oil and NGLs and 2.4 Bcf of natural gas. The total sales proceeds we received were approximately $3.9 million.

12.          Subsequent events

On April 5, 2006 we announced that we closed the acquisition of a 50% interest in approximately 19,000 acres of leasehold interests and 38 producing wells in West Texas for $85.7 million from an undisclosed seller. We funded this purchase with indebtedness drawn under our credit agreement. Average daily net production at the date of acquisition was approximately 4.4 Mmcf/d. Our interest in the Proved Reserves is approximately 33.0 Bcfe. EXCO and the seller will conduct a joint development program on the properties over the next several years with an estimated 70 wells to be drilled in 2006 and early 2007. It is estimated that in excess of 200 wells will be necessary to fully develop the acreage.

On April 28, 2006, EXCO announced that it closed the acquisition of 100% of the common stock of Power Gas Marketing & Transmission, Inc., or PGMT, for $115.0 million, including the repayment of debt and outstanding commodity hedges and before contractual adjustments. We funded this purchase with indebtedness drawn under our credit agreement. PGMT is a private producer of oil and natural gas which owns and operates assets in the Appalachia region, particularly in Pennsylvania, Ohio, New York and West Virginia. Net production at the acquisition date totaled approximately 5.0 Mmcfe per day from 1,187 producing wells. The net Proved Reserves are estimated at 161.6 Bcfe, of which 96% are natural gas. The PGMT acreage held by production includes approximately 178,000 acres containing over 2,000 drilling locations, of which approximately 68% of such locations are proved. In addition to the oil and natural gas assets, we acquired 358 miles of gathering lines, ten compressor stations along those gathering lines, and other miscellaneous assets.

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

•      elimination entries necessary to consolidate EXCO Resources, the guarantor subsidiaries and the non-guarantor subsidiary; and

•      EXCO on a consolidated basis.

ROJO Pipeline, Inc., EXCO Investment I, LLC and EXCO Investment II, LLC are guarantors of the senior notes. These companies have no material operations and, accordingly, these companies have been omitted from the guarantor financial information. Investments in subsidiaries are accounted for using the equity method of accounting. The financial information for the guarantor and non-guarantor subsidiaries is presented on a combined basis. The elimination entries primarily eliminate investment in subsidiaries and intercompany balances and transactions. On February 14, 2006, TXOK became a guarantor of our senior notes. On April 28, 2006, PGMT became a guarantor of our senior notes (See Note 12. “Subsequent events”).

EXCO RESOURCES, INC.

CONSOLIDATING BALANCE SHEET (Unaudited)

December 31, 2005

		Guarantor	Non-guarantor
(In thousands)	Resources	subsidiaries	subsidiary	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$191,499	$35,454	$—	$—	$226,953
Other current assets	67,834	47,738	—	—	115,572
Total current assets	259,333	83,192	—	—	342,525

Investment in TXOK Acquisition, Inc.	20,837	—	—	—	20,837
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	49	53,072	—	—	53,121
Proved developed and undeveloped	94,872	778,723	—	—	873,595
Allowance for depreciation, depletion and amortization	(1,650)	(11,631)	—	—	(13,281)
Oil and natural gas properties, net	93,271	820,164	—	—	913,435
Gas gathering, office and field equipment, net	2,423	30,848	—	—	33,271
Goodwill	76,786	143,220	—	—	220,006
Investments in and advances to affiliates	891,817	—	—	(891,817)	—
Other assets, net	—	419	—	—	419
Total assets	$1,344,467	$1,077,843	$—	$(891,817)	$1,530,493

Liabilities and Stockholder’s Equity
Current liabilities	769,235	52,546	—	(356,056)	$465,725
Long-term debt	461,802	—	—	—	461,802
Deferred income taxes	34,151	100,761	—	—	134,912
Other liabilities	56,975	40,197	—	—	97,172
Payable to parent	(348,578)	371,199	—	(22,621)	—
Commitments and contingencies	—	—	—	—	—
Stockholder’s equity	370,882	513,237	—	(513,237)	370,882

Total liabilities and stockholder’s equity	$1,344,467	$1,077,940	$—	$(891,914)	$1,530,493

EXCO RESOURCES, INC.

CONSOLIDATING BALANCE SHEET (Unaudited)

March 31, 2006

			Non-
		Guarantor	guarantor
(In thousands)	Resources	subsidiaries	subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$8,690	$26,732	$—	$—	$35,422
Other current assets	35,097	91,310	—	—	126,407
Total current assets	43,787	118,042	—	—	161,829
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	(475)	110,484	—	—	110,009
Proved developed and undeveloped oil and natural gas properties	100,895	1,299,613	—	—	1,400,508
Allowance for depreciation, depletion and amortization	(3,434)	(29,458)	—	—	(32,892)
Oil and natural gas properties, net	96,986	1,380,639	—	—	1,477,625
Gas gathering, office and field equipment, net	1,814	52,228	—	—	54,042
Goodwill	78,316	207,645	—	—	285,961
Investments in and advances to affiliates	1,547,843	33,609	—	(1,581,452)	—
Other assets, net	743	804	—	24	1,571
Total assets	$1,769,489	$1,792,967	$—	$(1,581,428)	$1,981,028

Liabilities and Shareholders’ Equity
Current liabilities	$37,633	$66,623	$—	$—	$104,256
Long-term debt	569,575	—	—	—	569,575
Deferred income taxes	33,947	109,408	—	—	143,355
Other liabilities	49,083	44,999	—	—	94,082
Payable to parent	9,491	329,633	—	(339,124)	—
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity	1,069,760	1,242,304	—	(1,242,304)	1,069,760
Total liabilities and shareholders’ equity	$1,769,489	$1,792,967	—	$(1,581,428)	$1,981,028

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the three months ended March 31, 2005

		Guarantor	Non-guarantor
(In thousands)	Resources	subsidiaries	subsidiariy	Eliminations	Consolidated

Revenues and other income:
Oil and natural gas sales	$6,250	$32,679	$—	—	$38,929
Commodity price risk management activities	(19,600)	(37,790)	—	—	(57,390)
Other income	2,019	280	—	(1,910)	389
Equity in earnings of subsidiaries	(11,724)	—	—	11,724	—
Total revenues and other income	(23,055)	(4,831)	—	9,814	(18,072)

Costs and expenses:
Oil and natural gas production	2,271	4,518	—	—	6,789
Depreciation, depletion and amortization	1,319	6,537	—	—	7,856
Accretion of discount on asset retirement obligations	80	123	—	—	203
General and administrative	3,991	1,213	—	—	5,204
Interest	8,854	1,807	—	(1,910)	8,751
Total costs and expenses	16,515	14,198	—	(1,910)	28,803
Income (loss) from continuing operations before income taxes	(39,570)	(19,029)	—	11,724	(46,875)
Income tax benefit	(7,831)	(10,376)	—	—	(18,207)
Income (loss) from continuing operations	(31,739)	(8,653)	—	11,724	(28,668)
Discontinued operations:
Loss from operations	—	—	(4,402)	—	(4,402)
Gain on disposition of Addison Energy Inc	174,086	—	—	—	174,086
Income tax expense	50,131	—	(1,331)	—	48,800
Income from discontinued operations	123,955	—	(3,071)	—	120,884
Net income (loss)	$92,216	$(8,653)	$(3,071)	$11,724	$92,216

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the three months ended March 31, 2006

			Non-
		Guarantor	guarantor
(In thousands)	Resources	subsidiaries	subsidiary	Eliminations	Consolidated

Revenues and other income:
Oil and natural gas sales	$7,320	$63,020	$—	$—	$70,340
Commodity price risk management activities	11,946	28,829	—	—	40,775
Other income (loss)	7,375	854	—	(6,198)	2,031
Equity in earnings of subsidiaries	36,998	—	—	(36,998)	—
Total revenues and other income	63,639	92,703	—	(43,196)	113,146

Costs and expenses:
Oil and natural gas production	2,506	8,979	—	—	11,485
Depreciation, depletion and amortization	2,053	18,624	—	—	20,677
Accretion of discount on asset retirement obligations	29	273	—	—	302
General and administrative	4,118	1,791	—	—	5,909
Interest	15,670	6,873	—	(6,198)	16,345
Total costs and expenses	24,376	36,540	—	(6,198)	54,718
Equity in net income of TXOK Acquisition, Inc.	1,593	—	—	—	1,593
Income (loss) before income taxes	40,856	56,163	—	(36,998)	60,021
Income tax expense (benefit)	3,704	19,165	—	—	22,869
Net income (loss)	$37,152	$36,998	$—	$(36,998)	$37,152

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2005

		Guarantor	Non-guarantor
(In thousands)	Resources	subsidiaries	subsidiary	Eliminations	Consolidated

Operating Activities:
Net cash used by operating activities	$(84,254)	$(11,562)	$(19,158)	$—	$(114,974)
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(19,132)	(13,821)	—	—	(32,953)
Proceeds from disposition of property and equipment	3,964	—	—	—	3,964
Proceeds from sale of Addison Energy Inc., net of cash sold	443,649	—	—	—	443,649
Advances/investments with affiliates	(442)	—	—	—	(442)
Net cash provided by (used in) investing activities	428,039	(13,821)	—	—	414,218
Financing Activities:
Proceeds from long-term debt	41,300	—	—	—	41,300
Payments on long-term debt	(148,247)	—	—	—	(148,247)
Deferred financing costs	—	—	—	—	—
Net cash provided by financing activities of	—	—	—	—	—
discontinued operations	59,601	—	—	—	59,601
Other financing activities	—	—	—	—	—
Net cash provided by (used in) financing activities	(47,346)	—	—	—	(47,346)
Net increase (decrease) in cash	296,439	(25,383)	(19,158)	—	251,898
Cash at beginning of period	8,535	7,472	10,401	—	26,408
Cash at end of period	$304,974	$(17,911)	$(8,757)	$—	$278,306

Supplemental Cash Flow Information:
Interest paid	$16,695	$—	$—	$—	$16,695
Income taxes paid	$37,025	$265	$—	$—	$37,290

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2006

		Guarantor	Non-guarantor
(In thousands)	Resources	subsidiaries	subsidiary	Eliminations	Consolidated

Operating activities:
Net cash provided by operating activities	$723	$62,157	$—	$—	$62,880
Investing activities:
Additions to oil and natural gas properties, gathering systems and equipment	(3,510)	(29,139)	—	—	(32,649)
Proceeds from disposition of property and equipment	—	(608)	—	—	(608)
Advance to TXOK Acquisition, Inc., net of cash acquired	(126,489)	—	—	—	(126,489)
Net cash used in investing activities	(129,999)	(29,747)	—	—	(159,746)
Financing activities:
Borrowings under revolving credit agreement	184,500	—	—	—	184,500
Repayments under revolving credit agreement	(76,000)	—	—	—	(76,000)
Payments on long-term debt	(858,751)	—	—	—	(858,751)
Proceeds from issuance of common stock, net	656,331	—	—	—	656,331
Deferred financing costs	(745)	—	—	—	(745)
Net cash used in financing activities	(94,665)	—	—	—	(94,665)
Net increase (decrease) in cash	(223,941)	32,410	—	—	(191,531)
Cash at beginning of period	191,500	35,453	—	—	226,953
Cash at end of period	$(32,441)	$67,863	$—	$—	$35,422

Supplemental cash flow information:
Interest paid	$27,398	$—	$—	$—	$27,398
Value of shares issued in connection with redemption of TXOK Acquisition, Inc. preferred stock	$4,667	$—	$—	$—	$4,667
Long-term debt assumed in TXOK acquisition	$508,750	—	—	—	$508,750

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

We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise publicly any forward-looking statements, except as required by law. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this quarterly report, including, but not limited to:

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

•             actions of third party co-owners of interests in properties in which we also own an interest; and

•             fluctuations in interest rates.

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. You are cautioned not to place undue reliance on a forward-looking statement. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this quarterly report, and the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2005.

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

Overview

We are an independent oil and natural gas company engaged in the acquisition, development and exploitation of onshore North American oil and natural gas properties and until February 10, 2005, in Canada. We expect to continue to grow by leveraging our management team’s experience, exploiting our multi-year inventory of development drilling locations and exploitation projects, and selectively pursuing acquisitions that meet our strategic and financial objectives. We employ the use of debt along with a comprehensive commodity price risk management program to support our acquisition strategy. This approach enhances our ability to execute our business plan over the entire commodity price cycle, protect our returns on investment, and manage our capital structure. For the four year period ended December 31, 2005, we spent in excess of $445.4 million on property and corporate acquisitions, excluding acquisitions in Canada. On February 14, 2006, we acquired TXOK Acquisition, Inc., or TXOK, for approximately $665.1 million. In April 2006, we spent in excess of $200.0 million on property and corporate acquisitions of oil and natural gas properties.

As oil and natural gas prices have increased, we have seen an increase in demand for drilling rigs, field supplies and other related field services. This has resulted in increases in the costs of these goods and services and some difficulty in timely scheduling of drilling rigs and other field services required to perform operations on our properties. To date, however, we have not encountered any significant operational problems or delays as a result of the difficulty in scheduling these services. We have budgeted approximately $159.1 million in 2006, including TXOK capital projects, for our drilling, exploitation and operational expenditures. We have also budgeted approximately $7.0 million in 2006 for our additional corporate and acquisition-related expenditures and approximately $1.6 million for information technology expenditures. We do not budget for property acquisitions as these transactions are opportunistic in nature. Our future earnings and cash flows are dependent upon our ability to manage our overall cost structure to a level that allows for profitable production. As a result of acquisitions closed in April 2006, we expect our 2006 capital budget for drilling and exploitation to increase by more than $30.0 million.

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

We also face the challenge of financing future acquisitions. Following completion of our initial public offering, or IPO, in February 2006, we amended our credit agreement with our banking syndicate. Our credit agreement provides for a borrowing base of $750.0 million with a current aggregate commitment of $500.0 million. At this point, we believe we will have adequate unused borrowing capacity under our credit agreement, in addition to cash flow from operations, to fund capital development and working capital needs for the next 12 months. Funding for future acquisitions may require additional sources of financing, which may not be available.

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

On August 12, 2005, our management formed a new entity, Holdings II, to consummate a purchase of all of the shares of capital stock of EXCO Holdings, our parent company at that time, hereinafter referred to as the Equity Buyout. On October 3, 2005, Holdings II purchased 100% of the outstanding equity of EXCO Holdings for an aggregate purchase price of approximately $699.3 million, which resulted in a change of control at EXCO Holdings and a change in its board of directors. To fund this purchase, Holdings II incurred $350.0 million in indebtedness, including $0.7 million for working capital, under an interim bank loan and raised $183.1 million of equity financing from institutional and other investors. Current management and other stockholders of EXCO Holdings, who had an option to take cash or equity in Holdings II, exchanged EXCO Holdings capital stock for $166.9 million of Holdings II common stock. Promptly following the completion of these transactions, Holdings II merged with and into EXCO Holdings. This transaction resulted in a change in the valuation of our assets.

On September 27, 2005, TXOK, a wholly-owned subsidiary of Holdings II, our former parent company, acquired all of the issued and outstanding equity interests of ONEOK Energy for a purchase price of $633.0 million after contractual adjustments. On February 14, 2006, upon closing of our IPO, we acquired TXOK by redeeming its preferred stock and assuming its debt. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Accounting for Business Combinations.” The purchase price was $665.1 million. The TXOK acquisition significantly increased our multi-year inventory of development drilling locations and exploitation projects, and strengthened our position in the East Texas and Oklahoma areas.

On February 14, 2006, EXCO Resources completed its IPO of 50,000,000 shares of its common stock for aggregate net proceeds to EXCO Resources of $617.5 million, after underwriters’ discount. J.P. Morgan Securities Inc., Bear, Stearns & Co. Inc. and Goldman, Sachs & Co. acted as joint book running managers for the IPO.

The net proceeds from the IPO, together with cash on hand and additional borrowings under EXCO’s credit agreement, were used as follows:

•                          $360.0 million to repay $350.0 million in principal plus accrued and unpaid interest under the interim bank loan incurred in connection with the Equity Buyout;

•                          $158.8 million to fund the redemption of the $150.0 million of TXOK preferred stock, plus accumulated and unpaid dividends in connection with the acquisition of ONEOK Energy;

•                          $375.5 million to repay $171.8 million in principal plus accrued and unpaid interest of $0.9 million under the TXOK credit facility and $200.0 million in principal plus accrued and unpaid interest of $2.8 million under the TXOK term loan, both loans having been incurred in connection with the acquisition of

ONEOK Energy; and

•                          $5.9 million to pay fees and expenses in connection with the IPO.

Concurrent with the consummation of the IPO, including the redemption of the TXOK preferred stock, EXCO Holdings merged with and into EXCO Resources, with EXCO Resources as the surviving corporation. The outstanding shares of EXCO Holdings common stock were cancelled as a result of the merger and such shares were exchanged for the same number of shares of EXCO Resources common stock. As a result of the merger, TXOK became a wholly-owned subsidiary of EXCO Resources and TXOK and its subsidiaries became guarantors under the indenture governing our senior notes. EXCO Resources also became a guarantor under the TXOK credit facility and TXOK likewise became a guarantor under EXCO’s credit agreement.

On February 21, 2006, we issued 3,615,200 additional shares of our common stock pursuant to an exercise by the underwriters of their over-allotment option for net proceeds to us of approximately $44.6 million. The net proceeds were used to reduce outstanding indebtedness under EXCO’s credit agreement.

Critical accounting policies

We consider accounting policies related to estimates of Proved Reserves, accounting for derivatives, assessments of functional currencies, share-based payments, accounting for oil and natural gas properties, goodwill, asset retirement obligations and accounting for income taxes as critical accounting policies. When we acquire oil and natural gas properties, the application of purchase accounting is also a critical accounting policy. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2005.

Recent accounting pronouncements

On June 1, 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.

Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Management does not anticipate any material impact from implementation of this accounting standard.

Our results of operations

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2005 and 2006.

The comparability of our results of operations from year to year is impacted by:

•                  the sale of Addison on February 10, 2005;

•                  the Equity Buyout that occurred on October 3, 2005, the significant amount of debt incurred to finance the Equity Buyout and the resulting step-up in accounting basis;

•                  the acquisition of TXOK, which became a consolidated subsidiary on February 14, 2006;

•                  property acquisitions and dispositions;

•                  the IPO that closed on February 14, 2006;

•                  fluctuations due to the use of mark-to-market accounting for our commodity price risk management activities; and

•                  significant fluctuations for oil and natural gas prices which impact our oil and natural gas reserves and revenues and our commodity price risk management activities.

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

NGLs are not a significant component of our total revenues. When we do sell NGLs, they are sold under both short-term and long-term contracts. We sell the NGLs to refiners and processors in the vicinity of our producing properties. Our sales contracts are of a type common within the industry, and we usually negotiate a separate contract for each property. Typically, the prices we receive for NGLs are based on the Oil Price Information Service (OPIS) index, less transportation and fractionating fees.

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

Revenues and production

The following tables present our oil and natural gas revenues (before commodity price risk management activities), production and average unit sales price for the three months ended March 31, 2005 and 2006. The tables also show the changes in these amounts between periods.

	Three months ended March 31,		Quarter to quarter change
(Unaudited, in thousands)	2005	2006	2005-2006

Oil and natural gas revenues before commodity price risk management activities:
Oil revenues:
U.S. (excluding Appalachia)	$4,825	$7,661	$2,836
Appalachia	1,108	1,332	224
Total	$5,933	$8,993	$3,060
Natural gas revenues:
U.S. (excluding Appalachia)	$11,362	$28,385	$17,023
Appalachia	21,634	32,962	11,328
Total	$32,996	$61,347	$28,351
Total oil and natural gas revenues:
U.S. (excluding Appalachia)	$16,187	$36,046	$19,859
Appalachia	22,742	34,294	11,552
Total	$38,929	$70,340	$31,411

	Three months ended March 31,		Quarter to quarter change
(Unaudited)	2005	2006	2005-2006

Production:
Oil (Mbbls):
U.S. (excluding Appalachia)	102	125	23
Appalachia	24	23	(1)
Total	126	148	22
Natural gas (Mmcf):
U.S. (excluding Appalachia)	2,125	3,935	1,810
Appalachia	3,031	3,270	239
Total	5,156	7,205	2,049
Total production (Mmcfe):
U.S. (excluding Appalachia)	2,737	4,685	1,948
Appalachia	3,175	3,408	233
Total	5,912	8,093	2,181

	Three months ended March 31,		Quarter to quarter change
(Unaudited)	2005	2006	2005-2006

Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl):
U.S. (excluding Appalachia)	$47.30	$61.29	$13.99
Appalachia	46.17	57.91	11.74
Total	47.09	60.76	13.67
Natural gas (per Mcf):
U.S. (excluding Appalachia)	$5.35	$7.21	$1.86
Appalachia	7.14	10.08	2.94
Total	6.40	8.51	2.11
Total oil and natural gas revenues (per Mcfe):
U.S. (exlcuding Appalachia)	$5.91	$7.69	$1.78
Appalachia	7.16	10.06	2.90
Total	6.58	8.69	2.11

Our revenues from the sale of oil and natural gas, before cash settlements of derivative financial instruments, for the three months ended March 31, 2006 increased by $31.4 million, or 80.7% over the three months ended March 31, 2005 primarily due the combination of an increase of $2.11 per equivalent Mcf in our average sales price which increased revenues by $12.6 million and higher equivalent production volumes, which increased by 2,181 Mmcfe, or 36.9% from the March 31, 2005 quarter. These higher volumes increased revenues by $18.8 million. This increase in the March 31, 2006 production volumes is due primarily to:

•                  the February 14, 2006 acquisition of TXOK which contributed 2,167 Mmcfe to the three months ended March 31, 2006; and

•                  impact of North Coast property acquisitions completed in the third quarter of 2005.

Partially offsetting the higher volumes and prices was a general decline in production from our oil producing properties.

In our Appalachia segment, oil and natural gas production volumes for the three months ended March 31, 2006, increased approximately 233 Mmcfe from the comparable period last year. This increase is the result of additional natural gas production of 472 Mmcf from producing property acquisitions which closed during the third quarter of 2005. These volumes were partially offset by natural gas production curtailments of approximately 47 Mmcf imposed upon us by natural gas pipelines and production declines of 144 Mmcf from our Knox trend wells. We currently anticipate pipeline curtailments of approximately 3.0 Mmcf per day in Appalachia for the second and third quarters of 2006.

The following tables present our commodity price risk management activities and our other income (expense) for the three months ended March 31, 2005 and 2006. The tables also show changes in these amounts between periods.

(Unaudited, in thousands)	Three months ended March 31,		Quarter to quarter change
	2005	2006	2005-2006

Commodity price risk management activities:
Cash settlements on derivative financial instruments	$(56,325)	$(2,795)	$53,530
Non-cash change in fair value of derivative financial instruments.	(1,065)	43,570	44,635
Total commodity price risk management activities	$(57,390)	$40,775	$98,165

(Unaudited, in thousands)	Three months ended March 31,		Quarter to quarter change
	2005	2006	2005-2006

Other income, net:
Interest income	$90	$1,424	$1,334
Gain (loss) from foreign currency transactions	185	(11)	(196)
Transportation and other	114	618	504
Total other income, net	$389	$2,031	$1,642

Our commodity price risk management activities increased revenue by $40.8 million during the three months ended March 31, 2006, and include payments totaling $2.8 million made to settle existing contracts. The three months ended March 31, 2005 include payments totaling $52.6 million to terminate certain contracts. In January and March 2005, we entered into new commodity price risk management contracts for increased volumes at higher underlying product prices. The remaining $3.7 million of cash settlements of derivative financial instruments during the three months ended March 31, 2005, are a result of the significant increases in the NYMEX oil and natural gas prices that are used to settle our contracts over the oil and natural gas prices of our contracts.

For the three months ended March 31, 2005 and 2006, we recognized as a reduction of revenue $1.1 million and an increase in revenue of $43.6 million, respectively, from the change in the fair value of our derivative financial instruments. We expect that our revenues will continue to be significantly impacted in future periods by changes in the fair value of our derivative financial instruments as a result of the volatility in oil and natural gas prices and the volume of future oil and natural gas sales covered under our commodity price risk management program. For the three months ended March 31, 2006, 64% and 74% of oil and natural gas production, respectively, were subject to derivative contracts.

Our other income (loss) increased to $2.0 million for the three months ended March 31, 2006 from $0.4 million in the previous year’s quarter. The increase is primarily due to higher interest income in the three months ended March 31, 2006 as a result of higher interest rates as compared to the three months ended March 31, 2005. Our income from transportation activities also increased by approximately $0.5 million as a result of increased third-party gathering throughput in our East Texas facilities.

Costs and expenses

The following tables present our oil and natural gas production costs and average oil and natural gas production cost per Mcfe for the three months ended March 31, 2005 and 2006. The 2006 data presented for the U.S. (excluding Appalachia) segment includes costs and expenses since the February 14, 2006 acquisition of TXOK, which became a consolidated subsidiary on that date. The tables also show the changes in these amounts between the periods.

	Three months ended March 31,		Quarter to quarter change
(Unaudited, in thousands)	2005	2006	2005-2006

Oil and natural gas production costs:
Oil and natural gas operating costs:
U.S. (excluding Appalachia)	$1,983	$4,040	$2,057
Appalachia	2,435	2,995	560
Total	$4,418	$7,035	$2,617
Production and ad valorem taxes:
U.S. (excluding Appalachia)	$1,494	$3,195	$1,701
Appalachia	877	1,255	378
Total	$2,371	$4,450	$2,079
Total oil and natural gas production costs:
U.S. (excluding Appalachia)	$3,477	$7,235	$3,758
Appalachia	3,312	4,250	938
Total	$6,789	$11,485	$4,696

	Three months ended March 31,		Quarter to quarter change
(Unaudited)	2005	2006	2005-2006

Oil and natural gas production costs (per Mcfe):
Oil and natural gas operating costs:
U.S. (excluding Appalachia)	$0.72	$0.86	$0.14
Appalachia	0.77	0.88	0.11
Total	0.75	0.87	0.12
Production and ad valorem taxes:
U.S. (excluding Appalachia)	$0.55	$0.68	$0.13
Appalachia	0.28	0.37	0.09
Total	0.40	0.55	0.15
Total oil and natural gas production costs:
U.S. (excluding Appalachia)	$1.27	$1.54	$0.27
Appalachia	1.05	1.25	0.20
Total	1.15	1.42	0.27

Our oil and natural gas operating costs for the three months ended March 31, 2006 increased $2.6 million, or 59%, from the same period in 2005. The increase in oil and natural gas operating costs was primarily attributable to:

•                  the February 14, 2006 acquisition of TXOK which added $1.7 million of operating costs in 2006;

•                  impact of North Coast property acquisitions completed in the third quarter of 2005;

•                  an increase in salaries and related benefits due to an increase in the number of field employees related to the additional properties at North Coast;

•                  a general increase in the cost of goods and services used in our oil and natural gas operations during 2006; and

•                  new wells added through our development and exploitation capital program.

The oil and natural gas operating cost per unit for the U.S. (excluding Appalachia) segment increased from $0.72 per Mcfe for the three months ended March 31, 2005 to $0.86 per Mcfe, or 19.4% for the three months ended March 31, 2006 which reflects the general increase in the costs of goods and services used in our operations and an increase in workover activities in the segment. The oil and natural gas operating cost per unit for Appalachia increased from $0.77 per Mcfe for the three months ended March 31, 2005 to $0.88, or 14.3% per Mcfe for the three months ended March 31, 2006. Oil and natural gas operating costs increased primarily due to higher personnel related costs as discussed above, an increase in repair and maintenance costs and a general increase in the costs of goods and services used in our operations.

Production and ad valorem taxes for the three months ended March 31, 2006 increased by $2.1 million, or 87.7%, over the same period in 2005. These increases are primarily attributable and correspond to the increase in oil and natural gas revenues resulting from increased sales volumes and higher oil and natural gas sales prices. Production taxes are set by the state and local governments and vary as to the tax rate and the value to which that rate is applied. Further, ad valorem taxes in Texas and other states are based partially on the value of oil and natural gas reserves, which have increased significantly in 2006 as compared with 2005 due to higher oil and natural gas prices. These taxes are generally based upon the price received for production.

Our depreciation, depletion and amortization costs for the three months ended March 31, 2006 increased by $12.8 million, or 163%, from the same period in 2005. The primary reasons for this increase were from a 36.9% increase in oil and natural gas sales volumes and an increase in the per unit depletion rate from $1.33 per Mcfe for the three months ended March 31, 2005 to $2.55 Mcfe for the three months ended March 31, 2006. The higher rate for the three months ended March 31, 2006 reflects the impact of a stepped-up basis for our oil and natural gas properties from the Equity Buyout and the February 14, 2006 acquisition of TXOK. The three months ended March 31, 2005 depreciation, depletion and amortization is based on lower predecessor basis for our properties, resulting in lower per unit rates.

The following table presents our general and administrative costs for the three months ended March 31, 2005 and 2006. The table also shows the changes in these amounts between periods.

	Three months ended March 31,		Quarter to quarter change
(unaudited, in thousands)	2005	2006	2005-2006

General and administrative costs:
Gross G&A expense	$5,987	$7,675	$1,688
Operator overhead charges	(423)	(1,178)	(755)
Capitalized acquisition and exploitation charges	(360)	(588)	(228)
Net G&A expense	$5,204	$5,909	$705

General and administrative expense per Mcfe	$0.88	$0.73	$(0.15)

Our general and administrative costs for the three months ended March 31, 2006 increased by $0.7 million, or 13.5%, over the same period in 2005 and was primarily attributable to:

•                  increased personnel costs of $0.8 million from increased level of acquisition activity and the consolidation of TXOK;

•                  stock-based compensation costs of $0.6 million;

•                  increased audit fees of approximately $0.2 million; and

•                  increased occupancy costs of $0.2 million resulting from expansion of corporate facilities.

Partially offsetting the above increases in general and administrative costs were:

•                  decreased legal costs for the three months ended March 31, 2006 versus the same period in 2005 as a result of extraordinarily high legal costs in the 2005 period resulting from approximately $0.5 million of legal fees incurred to consider an alternative business structure for us following the sale of Addison; and

•                  increased operator overhead recoveries of $0.7 million primarily resulting from the acquisition of TXOK.

The following table presents our interest expense for the three months ended March 31, 2005 and 2006. The table also shows the changes in these amounts between periods.

	Three months ended March 31,		Quarter to quarter change
(Unaudited, in thousands)	2005	2006	2005-2006

Interest expense:
7¼% senior notes due 2011	$7,952	$7,336	$(616)
Credit agreement	251	1,179	928
Amortization and write-off of deferred financing costs	548	6,614	6,066
Interim bank loan	—	1,216	1,216
Total interest expense	$8,751	$16,345	$7,594

Our interest expense for the three months ended March 31, 2006 increased $7.6 million from the same period in 2005. The increase is primarily due to interest expense associated with the $350.0 million interim bank loan for the period of January 1, 2006 through February 14, 2006, and the related write-off of deferred financing costs when the debt was paid in full. Additional interest expense was incurred under our credit agreement reflecting borrowings used to fund the acquisition of TXOK. Our long-term debt balance under our credit agreement was $108.5 million at March 31, 2006 compared to $1,000 at March 31, 2005.

Income taxes

Our effective tax rate on income from continuing operations for the three months ended March 31, 2006 was 38.1%. Our effective tax rate on losses from continuing operations for the three months ended March 31, 2005 approximates 38.8%. A substantial portion of our stock-based compensation included in our quarter ended March 31, 2006 results are in the form of incentive stock options which are not deductible for tax purposes until a disqualifying event occurs. The non-deductible portion of stock compensation increased our effective rate by approximately 1.4% during the three months ended March 31, 2006. This increase was offset by phased-in reduced tax rates in Ohio and an increased presence in Texas and Oklahoma where state income tax rates are lower than in our Appalachia region.

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

Our liquidity, capital resources and capital commitments

General

Most of our growth has resulted from recent acquisitions and our development and exploitation program. Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining financing flexibility. In the past, we have utilized a variety of sources of capital to fund our acquisition, development and exploitation programs and to fund our operations. Our general financial strategy is to use a combination of cash flow from operations, bank financing, cash received from the sale of oil and natural gas properties and the sale or issuance of equity and debt securities to fund our operations, conduct development and exploitation activities and to fund acquisitions. Our credit agreement is a $1.25 billion facility with a $750.0 million borrowing base and a $500.0 million aggregate commitment. We do not have a set budget for acquisitions as these tend to be opportunity driven. Historically, we have used the proceeds from the issuance of equity and debt securities and borrowings under our credit agreements to raise cash to fund acquisitions. Our ability to borrow from sources other than our credit agreement is subject to restrictions imposed by our lenders. In addition, our indenture governing our senior notes contains restrictions on incurring indebtedness and pledging our assets.

On February 14, 2006, EXCO Resources completed its IPO of 50,000,000 shares of its common stock for aggregate net proceeds to EXCO Resources of $617.5 million after underwriters’ discount. The net proceeds from the IPO, together with cash on hand of $215.3 million and additional borrowings of $65.0 million under EXCO’s credit agreement, were used as follows:

•                  $360.0 million to repay $350.0 million in principal plus accrued and unpaid interest under the interim bank loan incurred in connection with the Equity Buyout;

•                  $158.8 million to fund the redemption of the $150.0 million of TXOK preferred stock, plus accumulated and unpaid dividends in connection with the acquisition of ONEOK Energy;

•                  $375.5 million to repay $171.8 million in principal plus accrued and unpaid interest of $0.9 million under the TXOK credit facility ($137.0 remained outstanding under this facility following the IPO) and $200.0 million in principal plus accrued and unpaid interest of $2.8 million under the TXOK term loan, both loans having been incurred in connection with the acquisition of ONEOK Energy; and

•                  $5.9 million to pay fees and expenses in connection with the IPO.

On February 21, 2006, we issued 3,615,200 additional shares of its common stock pursuant to an exercise by the underwriters of their over-allotment option for net proceeds to EXCO Resources of approximately $44.7 million. The net proceeds were used to reduce outstanding indebtedness under EXCO Resources’ credit agreement.

On February 10, 2005, we sold Addison for $443.3 million after contractual adjustments. The net cash proceeds could only be utilized by us in accordance with the terms of the indenture governing the senior notes and our credit agreement. In addition, $120.6 million of these proceeds were pledged as collateral under our credit agreement and the senior notes. The credit agreement security interest on these proceeds was released in conjunction with the commencement of the senior notes purchase offer on November 2, 2005 related to the sale of Addison, or the Addison senior notes purchase offer. Upon completion of the Addison senior notes purchase offer on December 7, 2005, the senior notes security interest was released.

Net cash provided by operating activities was $62.9 million for the three months ended March 31, 2006, which reflects the impact of the TXOK acquisition and collections of income tax refunds from Canada attributable to our sale of Addison. At March 31, 2006, our cash and cash equivalents balance was $35.4 million, a decrease of $191.5 million from December 31, 2005 primarily as a result of the repayment of indebtedness incurred in connection with the Equity Buyout and acquisition of TXOK. On January 17, 2006, we made an interest payment on our 7¼% senior notes in the amount of $16.1 million.

Acquisitions and capital expenditures

The following table presents our capital expenditures for the three months ended March 31, 2005 and 2006. Our acquisition of TXOK did not result in any property acquisition expenditures as the acquisition was consummated by the redemption of TXOK’s preferred stock and for the assumption of TXOK’s debt. The capital expenditures for the three months ended March 31, 2006 include capital expenditures of TXOK during the February 14, 2006 to March 31, 2006 period.

	Three months ended March 31,
(Unaudited, in thousands)	2005	2006

Capital expenditures:
Property acquisitions (excluding TXOK)	$17,479	$(169)
Lease purchases	—	451
Development capital expenditures	14,464	31,990
Other	3,453	1,792
Total capital expenditures	$35,396	$34,064

On January 21, 2005, we acquired the Minden field natural gas properties located in East Texas for a total purchase price of $17.9 million (approximately $17.7 million, net of contractual adjustments). Estimated total Proved Reserves acquired, net to our interest, include approximately 35 Mbbls of oil and 8.8 Bcf of natural gas. We funded the acquisition with $13.3 million in borrowings under our credit agreement and from surplus cash. The properties acquired consist of 13 producing natural gas wells, which we now operate. We also acquired a small natural gas gathering system as part of this acquisition for an additional $0.7 million.

For the year 2006 we have budgeted approximately $159.1 million, excluding acquisitions, for our development, exploitation and exploration activities in the United States, including TXOK capital projects. As of March 31, 2006, we were contractually obligated to spend $23.7 million for our development and exploitation activities for the remainder of 2006. As a result of acquisitions closed in April 2006, we expect our capital budget for drilling and exploitation to increase by more than $30.0 million.

We expect to utilize our current cash balance, cash flow from operations and available funds under our credit agreement to fund our acquisitions, capital expenditures and working capital. During the first quarter of 2005, we sold non-strategic oil and natural gas properties (excluding the sale of Addison) for net proceeds of approximately $3.9 million. We also plan on selling additional non-strategic assets during the remainder of 2006.

We believe that our capital resources from existing cash balances, cash flow from operating activities and borrowing capacity under our credit agreement are adequate to meet the cash requirements of our business. However, future cash flows are subject to a number of variables including production volumes and oil and natural gas prices. If cash flows decline we would be required to reduce our capital expenditure budget which in turn may affect our production in future periods. Our operations and other capital resources may not provide cash in sufficient amounts to maintain or initiate planned levels of capital expenditures. We have experienced increased costs for tubular goods and for certain services during 2005 and 2006. Further, we have encountered difficulties in contracting for drilling rigs and other services due to high demand. Currently, we do not believe that these conditions have had a significant impact upon our capital expenditures programs or our results of operations. If the conditions continue, however, projects may be delayed due to lack of services or materials or we may have to delay projects to stay within our capital budget.

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

Credit agreement

On March 17, 2006, EXCO Resources, Inc. and certain of its subsidiaries entered into an amended and restated credit agreement, or credit agreement, with certain lenders, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities Inc., as sole bookrunner and lead arranger.  This amendment established a new borrowing base of $750.0 million under our credit agreement reflecting the addition of the assets of TXOK.  TXOK and its subsidiaries became guarantors of our credit agreement.  The amendment also provided for an extension of the credit agreement maturity date to December 31, 2010.  The borrowing base will be redetermined each November 1 and May 1, beginning November 1, 2006.  Our borrowing base is determined based on a number of factors including commodity prices.  We use derivative financial instruments to lessen the impact of volatility in commodity prices.  Financial covenants under the amended credit agreement require that we:

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

Borrowings under our credit agreement are collateralized by a first lien mortgage providing a security interest in 90% of our oil and natural gas properties including TXOK and North Coast Energy, Inc.  As of March 17, 2006, our borrowings are collateralized by a first lien mortgage providing a security interest in the value of our Proved Reserves which is at least 125% of the aggregate commitment.  The aggregate commitment is the lesser of (i) $1.25 billion and (ii) the borrowing base, however, the initial aggregate commitment was $300.0 million.  This aggregate commitment increased to $500.0 million on May 11, 2006.

At our option, borrowings under our credit agreement accrue interest at one of the following rates:

•                                               the sum of (i) the greatest of the administrative agent’s prime rate, the base CD rate plus 1.0% or the federal funds effective rate plus 0.50% and (ii) an applicable margin, which ranges from 0.0% up to 0.75% depending on our borrowing usage; or

•                                               the sum of (i) LIBOR multiplied by the statutory reserve rate and (ii) an applicable margin, which ranges from 1.0% up to 1.75% depending on our borrowing usage.

At December 31, 2005 and March 31, 2006, the six month LIBOR rates were 4.70% and 5.14% which would result in interest rates of approximately 5.95% and 6.14%, respectively, on any new indebtedness we may incur under the credit agreement. At May 11, 2006, the six month LIBOR rate was 5.28% which would result in an interest rate of approximately 6.53% on any new indebtedness. At December 31, 2005 and March 31, 2006, we had $1,000 and $108.5 million, respectively, of outstanding indebtedness under our credit agreement. As of May 11, 2006, we had $283.5 million of outstanding indebtedness under our credit agreement with $216.5 million available to be drawn for future acquisitions or liquidity needs.

Additionally, the credit agreement contains a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur additional indebtedness, restrictions on our ability to pledge assets, and a prohibition on the payment of dividends on our common stock. As of May 12, 2006, we were in compliance with the covenants contained in our credit agreement.

Derivative financial instruments

We may use derivative financial instruments to manage exposure to commodity prices and interest rate risks. Our objectives for holding derivatives are to minimize risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Commodity price risk management activities

Our production is generally sold at prevailing market prices. However, we periodically enter into commodity price risk management contracts for a portion of our production when market conditions are deemed favorable and oil and natural gas prices exceed our minimum internal price targets.

Our objective in entering into commodity price risk management contracts is to manage price fluctuations and achieve a more predictable cash flow associated with our acquisition activities and borrowings under our credit agreement. These transactions limit exposure to declines in prices, but also limit the benefits we would realize if prices increase. During the three months ended March 31, 2005, we closed several of our commodity price risk management contracts upon the payment of $67.6 million to our counterparties, of which $15.0 million was related to the sale of Addison and $52.6 million was related to our U.S. production. We also entered into new commodity price risk management contracts at higher prices. As of May 11, 2006, we had contracts in place for the volumes and prices shown in the table below, which includes contracts we entered into since April 30, 2006.

	Swaps
		Weighted				Weighted
		average	Basis	Weighted		average
	NYMEX gas	contract	protection	average	NYMEX oil	contract
(in thousands, except	volume -	price per	volume -	differential to	volume -	price per
average contract prices)	Mmbtus	Mmbtu	Mmbtus	NYMEX	Bbls	Bbl
Q2 2006	5,580	$7.67	1,365	$(0.32)	114	$68.61
Q3 2006	6,274	7.63	1,380	(0.32)	174	70.81
Q4 2006	6,134	8.21	1,380	(0.32)	173	71.02
2007	26,140	8.34	—	—	734	69.53
2008	21,480	8.32	—	—	348	63.85
2009	7,705	7.14	—	—	120	60.80
2010	6,985	6.63	—	—	108	59.85
2011	1,825	4.51	—	—	—	—
2012	1,830	4.51	—	—	—	—
2013	1,825	4.51	—	—	—	—

	Floor				Ceiling
		Weighted		Weighted		Weighted		Weighted
		average		average		average		average
		contract		contract		contract		contract
(in thousands, except	Gas volume -	price per	Oil volume -	price per	Gas volume -	price per	Oil volume -	price per
average contract prices)	Mmbtus	Mmbtu	Bbls	Bbl	Mmbtus	Mmbtu	Bbls	Bbl
Q2 2006	1,365	$6.15	27	$50.35	1,365	$10.00	27	$60.00
Q3 2006	1,380	6.15	27	50.35	1,380	10.00	27	60.00
Q4 2006	1,380	6.15	27	50.35	1,380	10.00	27	60.00

We occasionally enter into fixed-price physical delivery contracts as well as commodity price swap derivatives to manage price risk with regard to a portion of our oil and natural gas production.

Off-balance sheet arrangements

None.

Contractual obligations and commercial commitments

The following table presents a summary of our contractual obligations at March 31, 2006:

(in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total

Contractual Obligations:
7¼% senior notes	$—	$—	$444,720	$—	$444,720
Revolving credit agreement	—	—	108,500		108,500
Operating leases	3,628	7,556	5,810	1,046	18,040
Derivative financial instruments	5,134	54,448	16,719	9,734	86,035
Drilling/work commitments	23,657	12,592	—	—	36,249
Total contractual cash obligations	$32,419	$74,596	$575,749	$10,780	$693,544

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

The following table sets forth our commodity price risk management activities as of April 30, 2006.

(in thousands, except prices and differentials)	Volume mmbtu/bbls	Weighted average strike price	Weighted average differential to NYMEX	Fair value at April 30, 2006

Natural Gas:
Swaps NYMEX:
2006	14,793	$8.00		$417
2007	22,490	8.06		(43,378)
2008	17,820	8.06		(26,592)
2009	7,705	7.14		(12,718)
2010	6,985	6.63		(10,095)
2011	1,825	4.51		(4,448)
2012	1,830	4.51		(3,605)
2013	1,825	4.51		(2,932)
	75,273
Floor:
2006	3,675	6.15		981
	3,675
Ceiling:
2006	3,675	10.00		(1,958)
	3,675
Basis Protection Swaps:
2006	3,675		$(0.32)	2,328
	3,675
Total Natural Gas				(102,000)

Oil:
Swaps:
2006	218	66.61		(1,687)
2007	369	64.63		(3,489)
2008	327	62.67		(2,933)
2009	120	60.80		(1,048)
2010	108	59.85		(874)
	1,142
Floor:
2006	72	50.35		3
	72
Ceiling:
2006	72	60.00		(1,056)
	72
Total Oil.				(11,084)

Total Oil and Natural Gas				$(113,084)

At March 31, 2006, the average forward NYMEX oil prices per Bbl for the remainder of 2006 was $68.56 and $69.19 for 2007 and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2006 and for calendar 2007 were $8.04 and $9.60, respectively.

Realized gains or losses from the settlement of derivative financial instruments are recorded in our financial statements as increases or decreases in commodity price risk management activities. For example, using the oil swaps in place at March 31, 2006, if the settlement price exceeded the actual weighted average strike price of $63.67, then a reduction in commodity price risk management activities revenue would have been recorded for the difference between the settlement price and $63.67 multiplied by the hedged volume of 1,171 Mbbls. Conversely, if the settlement price was less than $63.67, then an increase in commodity price risk management activities revenue would have been recorded for the difference between the settlement price and $63.67 multiplied by the hedged volume of 1,171 Mbbls. For example, for a hedged volume of 1,171 Mbbls, if the settlement price was $62.67, then commodity price risk management activities revenue would have decreased by $1.2 million. Conversely, if the settlement price was $64.67, commodity price risk management activities revenue would have increased by $1.2 million.

Interest rate risk

At March 31, 2006, our exposure to interest rates related primarily to borrowings under our credit agreement. The interest rate is fixed at 7¼% on our $444.7 million in senior notes. As of March 31, 2006, we were not using any derivatives to manage interest rate risk. Interest is payable on aggregate principal amount in borrowings under our credit agreement based on a floating rate as more fully described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. At May 11, 2006, we had $283.5 million in outstanding borrowings under our credit agreement. The interest we pay on these borrowings is set periodically based upon market rates. A 1% change in interest rates would affect interest on these borrowings by approximately $2.8 million per year.

Marketable securities and equity price risk

At December 31, 2005 and March 31, 2006, we no longer had any marketable securities, and accordingly were not subject to marketable securities or equity price risk.

Item 4.          Controls and procedures

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, under the supervision and with the participation of our CEO and our CFO who is also our Chief Accounting Officer, collectively referred to as the disclosure committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006.

Based upon this evaluation and solely because of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2006. Notwithstanding the material weakness described below, we believe our consolidated financial statements included in this quarterly report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.

Material weakness in internal control over financing reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management has previously concluded that we did not maintain effective controls over the preparation and review of the quarterly and annual tax provision and the related financial statement presentation and disclosure of income tax matters. Specifically, our controls were not adequate to ensure the completeness and accuracy of the tax provision and the deferred tax balances, including the timing and classification of recording the tax impact of an extraordinary dividend. This control deficiency resulted in the restatement of our consolidated financial statements for the quarters ended June 30, 2005 and September 30, 2005 and audit adjustments to the consolidated financial statements for the years ended December 31, 2004 and 2005, affecting income tax expense and the deferred tax liability accounts. Additionally, this control deficiency could result in a misstatement in the aforementioned tax accounts that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this deficiency in internal control over financial reporting is a material weakness.

Remediation of material weakness

During 2005 and 2006, the following remedial activities have been undertaken to address the material weakness described above:

•                   we added additional staff to our tax department.

•                   we expanded the scope of the work of the outside consulting firm that we use to review our quarterly and annual tax provisions and related deferred taxes.

•                   we implemented more stringent reviews of the quarterly tax provision.

We believe that once fully implemented, these steps will be adequate to address all open matters related to the material weakness described above.

Changes in internal control over financial reporting

We acquired TXOK on February 14, 2006 and began consolidating their operating results. This acquisition represents a significant expansion in our internal controls over financial reporting.

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accountants will be required to audit management’s assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

PART II—OTHER INFORMATION

Item 2.         Unregistered sales of equity securities and use of proceeds.

(a)                                 Sales of unregistered securities.

See Item 3.02 of our Current Report on Form 8-K/A –Amendment No. 1 filed on February 9, 2006 (the “IPO Form 8-K”) for certain information regarding issuances of our unregistered securities during the quarter ended March 31, 2006.

(b)                                 Use of proceeds from registered securities.

Our common stock has been traded on the New York Stock Exchange under the symbol “XCO” since February 9, 2006. Prior to that time there was no established public trading market for our common stock.

In connection with our initial public offering, we registered shares of our common stock, par value $0.001 per share, under the Securities Act of 1933, as amended. Our registration statement on Form S-1 (Reg. No. 333-129935) was declared effective by the SEC on February 8, 2006. The offering commenced as of February 9, 2006. We sold 53,615,200 shares of our common stock in the offering. The offering did not terminate before any securities were sold. We completed the offering on February 21, 2006. See Items 1.01 and 2.01 of the IPO Form 8-K for additional information with regard to this offering, which disclosures are hereby incorporated by reference, except to the extent disclosure therein has been updated, supplemented or superseded by the disclosures herein.

We registered an aggregate of $825.0 million of common stock and sold an aggregate of approximately $697.0 million of common stock. We paid aggregate underwriters’ discounts of approximately $34.9 million and incurred aggregate fees and expenses of approximately $5.9 million. The aggregate net proceeds to us were approximately $656.3 million. No expenses were paid to our directors, officers, ten percent shareholders or affiliates, other than $1.1 million of fees paid to the law firm, Haynes and Boone, LLP, of which our Vice President, General Counsel and Secretary, William L. Boeing, was formerly a partner. Haynes and Boone, LLP was our legal counsel for the IPO. Mr. Boeing joined EXCO on April 1, 2006. As more fully described in the IPO Form 8-K, approximately $158.9 million of the net proceeds were paid to BP EXCO Holdings LP, an entity controlled by Mr. Boone Pickens, one of our directors. This payment was made to effect the redemption of all of the outstanding preferred stock of TXOK, upon which TXOK became our wholly-owned subsidiary. See the IPO Form 8-K for a more complete description of the use of proceeds from the IPO and Note 2. Significant recent transactions to our financial statements included in Part I – “Item 1- Financial Statements (unaudited)” of the Quarterly Report on Form 10-Q.

(c)                                  Not applicable.

Item 6. Exhibits

EXHIBIT NUMBER	Description Of Exhibit
3.1

Third Amended and Restated Articles of Incorporation of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K dated February 8, 2006, filed on February 14, 2006 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of EXCO Resources, Inc., filed as an Exhibit to EXCO’s current report on Form 8-K dated February 8, 2006, filed on February 14, 2006 and incorporated by reference herein.

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

10.1

Third Supplemental Indenture by and among EXCO Resources, Inc., TXOK Acquisition, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Amendment No. 1 to its Current Report on Form 8-K dated February 8, 2006, filed on February 21, 2006 and incorporated by reference herein

10.2

First Amended and Restated Registration Rights Agreement, by and among EXCO Holdings Inc. and the Initial Holders (as defined therein), effective January 5, 2006, filed as an Exhibit to EXCO’s Amendment No. 1 to the Form
S-1 (File No. 333-129935) filed on January 6, 2006 and incorporated by reference herein.

10.3

Fifth Amendment to the Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc., North Coast Energy Eastern, Inc., as Borrowers, and JPMorgan Chase Bank, NA (successor by merger to Bank One, N.A. (Illinois), as Administrative Agent for itself and the Lenders defined therein, dated December 15, 2005, filed as an Exhibit to EXCO’s Amendment No. 2 to the Form S-1 (File No.
333-129935) filed on January 27, 2006 and incorporated by reference herein.

10.4

Agreement and Plan of Merger between EXCO Holdings Inc. and EXCO Resources, Inc., dated February 9, 2006, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 8, 2006, filed February 14, 2006 and incorporated by reference herein.

10.5	Sixth Amendment to Third Amended and Restated Credit Agreement, dated February 14, 2006,

among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc., North Coast Energy Eastern, Inc., as Borrowers, and JPMorgan Chase Bank, NA, as Administrative Agent for itself and the Lenders defined therein, filed as an Exhibit to EXCO’s Amendment No. 1 to its Form 8-K, dated February 8, 2006, filed on February 21, 2006 and incorporated by reference herein.

10.6

Guarantee, dated February 14, 2006, among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc., North Coast Energy Eastern, Inc., ROJO Pipeline, Inc., EXCO Investment I, LLC, EXCO Investment II, LLC and Pinestone Resources, L.L.C., as Guarantors, and JPMorgan Chase Bank, NA, as Administrative Agent for itself and the Lenders defined herein, filed as an Exhibit to EXCO’s Amendment No. 1 to its Form 8-K dated February 8, 2006, filed on February 21, 2006 and incorporated by reference herein.

10.7

Credit Agreement for Senior Secured Revolving Credit Facility, dated as of September 27, 2005, by and among TXOK Acquisition, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Bookrunner and Lead Arranger, filed as an Exhibit to EXCO’s Amendment No. 1 to its Form 8-K dated February 8, 2006, filed on February 21, 2006 and incorporated by reference herein.

10.8

First Amendment to Revolving Credit Agreement, dated as of December 15, 2005, by and among TXOK Acquisition, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the Lenders (as defined herein), and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Amendment No. 1 to its Form 8-K dated February 8, 2006, Form 8-K filed on February 21, 2006 and incorporated by reference herein.

10.9

Second Amendment to Revolving Credit Agreement, dated as of February 6, 2006, by and among TXOK Acquisition, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the Lenders (as defined therein), and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Amendment No. 1 to its Form 8-K dated February 8, 2006, filed on February 21, 2006 and incorporated by reference herein.

10.10

Subsidiary Guaranty, dated February 14, 2006, among TXOK Acquisition, Inc., TXOK Energy Resources Company, TXOK Energy Holdings, L.L.C., TXOK Texas Energy Holdings, LLC and TXOK Texas Energy Resources, L.P., as Subsidiary Guarantors, in favor of JPMorgan Chase Bank, NA, as agent for itself and the Lenders defined therein, filed as an Exhibit to EXCO’s Amendment No. 1 to its Form 8-K dated February 8, 2006, filed on February 21, 2006 and incorporated by reference herein.

10.11

Amended and Restated Credit Agreement, dated as of March 17, 2006, among EXCO Resource, Inc. as Borrower, certain of its subsidiaries, as Guarantors, the Lenders defined therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Bookrunner and Lead Manager, filed as an Exhibit to EXCO’s Current Report on Form 8-K dated March 17, 2006, filed on March 23, 2006 and incorporated by reference herein.

10.12

EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.***

10.13

Form of Incentive Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.***

10.14

Form of Nonqualified Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.***

10.15

Form of Restricted Stock Award Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.***

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer and Chief Accounting Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer of EXCO Resources, Inc., filed herewith.

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

EXCO RESOURCES, INC.
(Registrant)

Date: May 15, 2006	By:	/s/ DOUGLAS H. MILLER
Douglas H. Miller
Chairman and Chief Executive Officer

	By:	/s/ J. DOUGLAS RAMSEY
J. Douglas Ramsey, Ph.D.
Vice President, Chief Financial Officer and Chief Accounting Officer

Index to Exhibits

EXHIBIT NUMBER	Description Of Exhibit
3.1	Third Amended and Restated Articles of Incorporation of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K filed on February 14, 2006 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of EXCO Resources, Inc., filed as an Exhibit to EXCO’s current report on Form 8-K dated February 8, 2006, filed on February 14, 2006 and incorporated by reference herein.

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

10.1

Third Supplemental Indenture by and among EXCO Resources, Inc., TXOK Acquisition, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Amendment No. 1 to its Current Report on Form 8-K dated February 8, 2006, filed on February 21, 2006 and incorporated by reference herein

10.2

First Amended and Restated Registration Rights Agreement, by and among EXCO Holdings Inc. and the Initial Holders (as defined therein), effective January 5, 2006, filed as an Exhibit to EXCO’s Amendment No. 1 to the Form S-1 (File No. 333-129935) filed on January 6, 2006 and incorporated by reference herein.

10.3

Fifth Amendment to the Third Amended and Restated Credit Agreement among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc., North Coast Energy Eastern, Inc., as Borrowers, and JPMorgan Chase Bank, NA (successor by merger to Bank One, N.A. (Illinois), as Administrative Agent for itself and the Lenders defined therein, dated December 15, 2005, filed as an Exhibit to EXCO’s Amendment No. 2 to the Form S-1 (File No.
333-129935) filed on January 27, 2006 and incorporated by reference herein.

10.4

Agreement and Plan of Merger between EXCO Holdings Inc. and EXCO Resources, Inc., dated February 9, 2006, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 8, 2006, filed February 14, 2006 and incorporated by reference herein.

10.5

Sixth Amendment to Third Amended and Restated Credit Agreement, dated February 14, 2006, among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc., North Coast Energy Eastern, Inc., as Borrowers, and JPMorgan Chase Bank, NA, as Administrative Agent for itself and the Lenders defined therein, filed as an Exhibit to EXCO’s Amendment No. 1 to its Form 8-K, dated February 8, 2006, filed on February 21, 2006 and incorporated by reference herein.

10.6

Guarantee, dated February 14, 2006, among EXCO Resources, Inc., EXCO Operating, LP, North Coast Energy, Inc., North Coast Energy Eastern, Inc., ROJO Pipeline, Inc., EXCO Investment I, LLC, EXCO Investment II, LLC and Pinestone Resources, L.L.C., as Guarantors, and JPMorgan Chase Bank, NA, as Administrative Agent for itself and the Lenders defined herein, filed as an Exhibit to EXCO’s Amendment No. 1 to its Form 8-K dated February 8, 2006, filed on February 21, 2006 and incorporated by reference herein.

10.7

Credit Agreement for Senior Secured Revolving Credit Facility, dated as of September 27, 2005, by and among TXOK Acquisition, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Bookrunner and Lead Arranger, filed as an Exhibit to EXCO’s Amendment No. 1 to its Form 8-K dated February 8, 2006, filed on February 21, 2006 and incorporated by reference herein.

10.8

First Amendment to Revolving Credit Agreement, dated as of December 15, 2005, by and among TXOK Acquisition, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the Lenders (as defined herein), and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Amendment No. 1 to its Form 8-K dated February 8, 2006, Form 8-K filed on February 21, 2006 and incorporated by reference herein.

10.9

Second Amendment to Revolving Credit Agreement, dated as of February 6, 2006, by and among TXOK Acquisition, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the Lenders (as defined therein), and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Amendment No. 1 to its Form 8-K dated February 8, 2006, filed on February 21, 2006 and incorporated by reference herein.

10.10

Subsidiary Guaranty, dated February 14, 2006, among TXOK Acquisition, Inc., TXOK Energy Resources Company, TXOK Energy Holdings, L.L.C., TXOK Texas Energy Holdings, LLC and TXOK Texas Energy Resources, L.P., as Subsidiary Guarantors, in favor of JPMorgan Chase Bank, NA, as agent for itself and the Lenders defined therein, filed as an Exhibit to EXCO’s Amendment No. 1 to its Form 8-K dated February 8, 2006, filed on February 21, 2006 and incorporated by reference herein.

10.11

Amended and Restated Credit Agreement, dated as of March 17, 2006, among EXCO Resource, Inc. as Borrower, certain of its subsidiaries, as Guarantors, the Lenders defined therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Bookrunner and Lead Manager, filed as an Exhibit to EXCO’s Current Report on Form 8-K dated March 17, 2006, filed on March 23, 2006 and incorporated by reference herein.

10.12

EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.***

10.13

Form of Incentive Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.***

10.14

Form of Nonqualified Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.***

10.15

Form of Restricted Stock Award Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.***

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer and Chief Accounting Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer of EXCO Resources, Inc., filed herewith.

*                      Filed as an Exhibit to EXCO’s Form S-4 filed March 25, 2004 and incorporated by reference herein.

**               Filed as an Exhibit to EXCO’s Pre-effective Amendment No. 1 to the Form S-4 filed April 20, 2004 and incorporated by reference herein.

***   These exhibits are management contracts.