Form 10-Q
period 2006-06-30
EXCO RESOURCES INC
filed 2006-08-09
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

YES ☐   NO ☒

The number of shares of common stock, par value $0.001 per share, outstanding at August 7, 2006 was 104,053,451.

EXCO RESOURCES, INC.
INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2005	2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$226,953	$39,447
Accounts receivable:
Oil and natural gas sales	36,895	36,410
Joint interest	1,081	7,785
Canadian income tax receivable	18,483	—
Interest and other	12,189	2,027
Oil and natural gas derivatives	—	21,103
Related party	2,621	—
Deferred income taxes	29,968	35,784
Deferred costs of initial public offering	3,380	—
Other	10,955	7,089
Total current assets	342,525	149,645
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	53,121	134,310
Proved developed and undeveloped oil and natural gas properties	873,595	1,681,418
Accumulated depreciation, depletion and amortization	(13,281)	(60,972)
Oil and natural gas properties, net	913,435	1,754,756
Gas gathering, office and field equipment, net	33,271	57,641
Investment in TXOK Acquisition, Inc.	20,837	—
Oil and natural gas derivatives	—	8,707
Other assets	419	1,541
Goodwill	220,006	306,142
Total assets	$1,530,493	$2,278,432

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	June 30,
	2005	2006
		(Unaudited)

Liabilities and Shareholders' Equity
Current liabilities:
Interim bank loan	$350,000	$—
Accounts payable and accrued liabilities	25,182	41,797
Accrued interest payable	23,779	15,874
Revenues and royalties payable	11,266	31,385
Income taxes payable	901	113
Current portion of asset retirement obligations	1,408	1,407
Oil and natural gas derivatives	53,189	23,771
Total current liabilities	465,725	114,347
Long-term debt	1	324,000
7 1/4% senior notes due 2011	461,801	460,340
Asset retirement obligations and other long-term liabilities	15,766	25,962
Deferred income taxes	134,912	189,029
Oil and natural gas derivatives	81,406	62,457
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $.001 par value; Authorized shares - 10,000; none issued	—	—
Common stock, $.001 par value: Authorized shares-250,000;
Issued and outstanding shares-50,000 and 104,035 at December 31, 2005 and June 30, 2006, respectively	50	104
Additional paid-in capital	354,482	1,017,668
Retained earnings	16,350	84,525
Total shareholders' equity	370,882	1,102,297
Total liabilities and shareholders' equity	$1,530,493	$2,278,432

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2006	2005	2006
	Predecessor	Successor	Predecessor	Successor
Revenues and other income:
Oil and natural gas	$40,769	$80,984	$79,698	$151,324
Derivative financial instruments	(12,358)	35,232	(69,748)	76,007
Other income	3,251	896	3,640	2,927
Total revenues and other income	31,662	117,112	13,590	230,258
Costs and expenses:
Oil and natural gas production	7,594	16,387	14,383	27,872
Depreciation, depletion and amortization	7,859	29,298	15,715	49,975
Accretion of discount on asset retirement obligations	203	382	406	684
General and administrative	6,054	6,530	11,258	12,439
Interest	8,565	11,660	17,316	28,005
Total costs and expenses	30,275	64,257	59,078	118,975
Equity in net income of TXOK Acquisition, Inc.	—	—	—	1,593
Income (loss) from continuing operations before income taxes	1,387	52,855	(45,488)	112,876
Income tax expense (benefit)	(3,025)	21,832	(21,232)	44,701
Income (loss) from continuing operations	4,412	31,023	(24,256)	68,175
Discontinued operations:
Loss from discontinued operations	—	—	(4,402)	—
Gain on disposition of Addison Energy Inc.	1,631	—	175,717	—
Income tax expense	482	—	49,282	—
Income from discontinued operations	1,149	—	122,033	—
Net income	$5,561	$31,023	$97,777	$68,175
Earnings per share:
Basic
Net income (loss) from continuing operations	$0.04	$0.30	$(0.21)	$0.74
Net income	$0.05	$0.30	$0.84	$0.74
Weighted average common shares outstanding	115,947	104,014	115,947	92,634
Diluted
Net income (loss) from continuing operations	$0.04	$0.29	$(0.21)	$0.73
Net income	$0.05	$0.29	$0.84	$0.73
Weighted average common and common equivalent shares outstanding	115,947	105,270	115,947	94,020

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2006	2005	2006
	Predecessor	Successor	Predecessor	Successor
Operating Activities:
Net income	$5,561	$31,023	$97,777	$68,175
Income from discontinued operations	(1,149)	—	(122,033)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of TXOK Acquisition, Inc.	—	—	—	(1,593)
Foreign currency transaction loss	—	—	3,461	—
Gain on sale of other assets	—	(50)	—	(50)
Depreciation, depletion and amortization	7,859	29,298	15,715	49,975
Stock option compensation expense	—	1,131	—	1,729
Accretion of discount on asset retirement obligations	203	382	406	684
Non-cash change in fair value of derivatives	12,007	(30,009)	13,072	(73,579)
Deferred income taxes	(2,929)	22,525	(27,256)	44,701
Amortization of deferred financing costs and premium on 7 1/4% senior notes due 2011	440	(683)	884	5,194
Effect of changes in:
Accounts receivable	828	16,951	(8,595)	64,372
Other current assets	(1,882)	3,618	(562)	1,679
Accounts payable and other current liabilities	19,882	5,608	16,727	(18,613)
Net cash used in operating activities of discontinued operations	(9,535)	—	(73,285)	—
Net cash provided by (used in) operating activities	31,285	79,794	(83,689)	142,674
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(22,135)	(179,183)	(55,088)	(211,832)
Advance to TXOK Acquisition, Inc. for preferred stock redemptions	—	—	—	(158,750)
Cash acquired in acquisition of TXOK Acquisition, Inc.	—	—	—	32,261
Acquisition of Power Gas Marketing & Transmission, Inc., net of cash acquired	—	(61,776)	—	(61,776)
Proceeds from disposition of property and equipment and other	3,330	1,217	7,294	609
Proceeds from sale of marketable securities	59	—	59	—
Advances/investments with affiliates	342	—	342	—
Proceeds from sale of Addison Energy Inc., net of cash sold of $1,415 (discontinued operations)	(252)	—	443,397	—
Net cash used in investing activities of discontinued operations	—	—	(442)	—
Net cash provided by (used in) investing activities	(18,656)	(239,742)	395,562	(399,488)
Financing Activities:
Borrowings under credit agreement	—	233,500	41,300	418,000
Payments on interim bank loan	—	—	—	(350,000)
Payments on long-term debt	—	(31,096)	(148,247)	(615,847)
Settlement of derivative financial instruments on Power Gas Marketing & Transmission, Inc. acquisition	—	(38,098)	—	(38,098)
Proceeds from issuance of common stock, net of underwriter commissions and initial public offering costs	—	28	—	656,305
Deferred financing costs and other	—	(361)	—	(1,052)
Net cash provided by financing activities of discontinued operations	—	—	59,601	—
Net cash provided by (used in) financing activities	—	163,973	(47,346)	69,308
Net increase (decrease) in cash	12,629	4,025	264,527	(187,506)
Cash at beginning of period	278,306	35,422	26,408	226,953
Cash at end of period	$290,935	$39,447	$290,935	$39,447

Supplemental Cash Flow Information:
Interest paid	$—	$3,537	$16,695	$29,971
Income taxes paid	$835	$—	$38,125	$—
Value of shares issued in connection with redemption of TXOK Acquisition, Inc. preferred stock	$—	$—	$—	$4,667
Long-term debt assumed in TXOK Acquisition, Inc. acquisition	$—	$—	$—	$508,750

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, in thousands)

								Accumulated
	Class A		Class B		Notes	Additional		other	Total
	Common Stock		Common Stock		receivable -	paid-in	Retained	comprehensive	shareholders'
	Shares	Amount	Shares	Amount	officers	capital	earnings	income (loss)	equity
Predecessor:
Balance at December 31, 2004	115,947	$116	11,926	$12	$(1,573)	$173,804	$10,159	$21,367	203,885
Principal and interest payments	—	—	—	—	281	—	—	—	281
Reclassification of foreign currency translation adjustment	—	—	—	—	—	—	—	(21,399)	(21,399)
Unrealized gain on equity investments	—	—	—	—	—	—	—	32	32
Net income	—	—	—	—	—	—	97,777	—	97,777
Balance at June 30, 2005	115,947	$116	11,926	$12	$(1,292)	$173,804	$107,936	$—	$280,576

								Accumulated
	Class A		Class B		Notes	Additional		other	Total
	Common Stock		Common Stock		Receivable -	paid-In	Retained	comprehensive	shareholders'
	Shares	Amount	Shares	Amount	Officers	capital	earnings	income (loss)	equity
Successor:
Balance at December 31, 2005	50,000	$50	—	$—	$—	$354,482	$16,350	$—	$370,882
Issuance of common stock, net of expenses	54,004	54	—	—	—	666,760	—	—	666,814
Issuance of common stock, exercise of options	31	—	—	—	—	239	—	—	239
Initial public offering costs	—	—	—	—	—	(6,027)	—	—	(6,027)
Share-based compensation	—	—	—	—	—	2,214	—	—	2,214
Net income	—	—	—	—	—	—	68,175	—	68,175
Balance at June 30, 2006	104,035	$104	$—	$—	$—	$1,017,668	$84,525	$—	$1,102,297

See accompanying notes.

EXCO RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006
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

Our previously filed reports exclude the financial position and results of operations of our parent, EXCO Holdings, and Holdings II for the periods prior to October 2, 2005 and subsequent to October 3, 2005, respectively. Due to the merger of our parent, EXCO Holdings (formerly EXCO Holdings II) into EXCO Resources on February 14, 2006 concurrent with the closing of our initial public offering, or IPO (See Note 4. “Significant recent transactions”), all financial information in this quarterly report contains the consolidated financial position and results of EXCO Resources and our parent pursuant to presentation requirements contained in Statement of Financial Accounting Standards No. 141, “Business Combinations”, or SFAS No. 141, for transactions between entities under common control. For comparative purposes pursuant to SFAS No. 141, the prior period financial statements of EXCO Resources present the consolidated operations of EXCO Resources and our parent for all periods. Accordingly, financial statements contain two separate and distinct bases of accounting which are defined below:

Predecessor — For the three and six months ended June 30, 2005, financial information presented in our condensed consolidated statements of operations and condensed consolidated statements of cash flows reflects the consolidated information of EXCO Resources and EXCO Holdings, our parent company until October 2, 2005.  The condensed consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2005 also reflects the consolidated activities of EXCO Resources and EXCO Holdings.

Successor — For the three and six months ended June 30, 2006, financial information presented in our condensed consolidated statements of operations, condensed consolidated statements of cash flows and the six months ended June 30, 2006 condensed consolidated statements of changes in shareholders’ equity reflects the consolidated information of EXCO Resources and Holdings II, which became our parent company on October 3, 2005 effective with the consummation of the Equity Buyout and the acquisition by and merger of Holdings II into EXCO Holdings (see Note 4. “Significant recent transactions”). The Equity Buyout was accounted for as a purchase pursuant to SFAS No. 141 and resulted in a new basis of accounting.

In addition, as a result of the redemption of TXOK Acquisition, Inc. preferred stock (see Note 4. “Significant recent transactions — TXOK acquisition”) on February 14, 2006, our investment in TXOK Acquisition, Inc. which would have been accounted for using the cost method of accounting is now a wholly-owned subsidiary which requires the use of the equity method of accounting for our investment in TXOK Acquisition, Inc. from October 7, 2005 until February 14, 2006.

The condensed consolidated balance sheet as of December 31, 2005 reflects the consolidated financial position of EXCO and Holdings II (being the successor for accounting purposes after its merger with EXCO Holdings) prior to the IPO of our common stock on February 9, 2006, which is more fully described below. The condensed consolidated balance sheet as of June 30, 2006 reflects our consolidated financial position after the IPO and the merger of EXCO Holdings into EXCO Resources.

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

The accompanying condensed consolidated balance sheets as of December 31, 2005 and June 30, 2006, results of operations and cash flows for the three and six months ended June 30, 2005 and 2006 and changes in shareholders’ equity for the six months ended June 30, 2005 and 2006, are for EXCO, its subsidiaries, and prior to the IPO, its parent. All intercompany transactions have been eliminated. Our results of operations for the three and six months ended June 30, 2005 reflect the results of our former Canadian subsidiary, Addison Energy Inc., or Addison, as discontinued operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the SEC. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. You should read these unaudited interim financial statements in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 and with the audited financial statements of EXCO Resources, Inc. filed with our Current Report on Form 8-K, dated May 15, 2006 and filed on May 16, 2006.

The results of operations for the interim periods are not necessarily indicative of the results we expect for the full year.

2.             Recent accounting pronouncement

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”.  FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return.  FIN 48 is effective as of January 1, 2007.  We are currently assessing the impact, if any, of FIN 48 on our financial statements.

3.             Significant accounting policy

As a result of our increased activities in acquisitions, we consider business combinations and purchase accounting as a significant accounting policy.  We follow SFAS No. 141 to account for these transactions. The policy requires significant estimates to be made by management using information available at the time. Since these estimates require the use of significant judgement, actual results could vary as the estimates are subject to changes as new information becomes available.

4.             Significant recent transactions

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

TXOK funded the acquisition of ONEOK Energy with (i) $20.0 million in private debt financing, $15.0 million of which was provided by Mr. Boone Pickens, one of our directors, which was subsequently repaid; (ii) the issuance of $150.0 million of 15% Series A Convertible Preferred Stock of TXOK, or the TXOK preferred stock, to BP EXCO Holdings LP, an entity controlled by Mr. Pickens; (iii) approximately $308.8 million of borrowings under the revolving credit facility of TXOK, or the TXOK credit facility; and (iv) $200.0 million of borrowings under the second lien term loan facility of TXOK, or the TXOK term loan.

Prior to TXOK’s redemption of the preferred stock concurrently with the IPO, we held an 11% economic interest in TXOK and would have used the cost method of accounting for that investment until the merger. However, since the redemption of the preferred stock resulted in TXOK becoming a wholly-owned subsidiary on February 14, 2006, we applied the equity method of accounting for our investment in TXOK for the period of October 7, 2005 until the February 14, 2006 effective date of the acquisition.

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

Initial public offering

On February 14, 2006, we closed our IPO and subsequently issued 53.6 million shares of our common stock, including shares subsequently issued pursuant to an exercise by the underwriters of their over-allotment option, for net proceeds of $662.1 million. Concurrent with the consummation of the IPO, we advanced $158.8 million to TXOK to redeem the TXOK preferred stock and issued an additional 388,889 shares of our common stock as a redemption premium (see “TXOK acquisition”). The redemption of this preferred stock caused TXOK to become our wholly-owned subsidiary. In addition to the redemption of the preferred stock of TXOK, we used proceeds from the IPO, together with cash on hand to repay the interim bank loan, repay the TXOK term loan, repay a portion of TXOK’s revolving credit facility and pay fees and expenses incurred in connection with the IPO. Concurrently with the closing of the IPO, EXCO Holdings merged with and into EXCO Resources and the shares of stock and stock options of EXCO Holdings were automatically converted into an equal number of like securities of EXCO Resources. As a result, EXCO Resources became the surviving company.

Redemption of preferred stock and consolidation of TXOK

On February 14, 2006, we redeemed all of the outstanding TXOK preferred stock, which represented 90% of the voting rights and an 89% economic interest in TXOK. The redemption price for the TXOK preferred stock was cash in the amount of $150.0 million plus $8.8 million of unpaid dividends at a rate of 15% and 388,889 shares of our common stock. The EXCO common stock issued in connection with the preferred redemption represented the value necessary to produce an overall 23% annualized rate of return on the stated value of the TXOK preferred stock as of the date of redemption pursuant to the terms of the preferred stock agreement. For purposes of calculating the rate of return, the common stock of EXCO was valued at $12.00 as required by the terms of the preferred stock.  Once the TXOK preferred stock was redeemed, our acquisition of TXOK, or the TXOK acquisition, was complete and it became our wholly-owned subsidiary. We accounted for the acquisition of TXOK as a step acquisition using the purchase method of accounting and began consolidating its operations effective February 14, 2006. As a result, 89% of the fair value of the assets and liabilities of TXOK was recorded at the redemption date and the remaining 11% was recorded as an adjustment to book value as of the date of the initial investment. The total purchase price of TXOK was $665.1 million representing the redemption of the TXOK preferred stock, the initial investment in TXOK common stock and the assumption of liabilities as detailed below. Goodwill resulting from the acquisition of TXOK was allocated to our U.S. (excluding Appalachia) business segment. The allocation of the purchase price to the assets and liabilities acquired, which reflect certain second quarter adjustments to the original fair values assigned to certain current assets, current liabilities and deferred income taxes, are also presented (in thousands).

Purchase price calculations:
Carrying value of initial investment in TXOK Acquisition, Inc.	$21,531
Acquisition of preferred stock, including accrued and unpaid dividends	158,750
Value of preferred stock redemption premium	4,667
Assumption of debt:
Term loan, plus accrued interest	202,755
Revolving credit facility plus accrued interest	309,701
Less cash acquired	(32,261)
Total TXOK Acquisition, Inc. purchase price	$665,143

Allocation of purchase price:
Oil and natural gas properties - proved	$489,076
Oil and natural gas properties - unproved	60,840
Other fixed assets	20,079
Goodwill	64,887
Current and non-current assets	37,460
Deferred income taxes	26,783
Accounts payable and other accrued expenses	(30,377)
Asset retirement obligations	(8,203)
Fair value of oil and natural gas derivatives	4,598
Total purchase price allocation	$665,143

Acquisition of Power Gas Marketing & Transmission, Inc.

On April 28, 2006, our wholly-owned subsidiary, North Coast Energy, Inc., or North Coast, closed an acquisition of 100% of the common stock of Power Gas Marketing & Transmission, Inc., or PGMT, for a purchase price of $115.0 million before contractual adjustments, and a net purchase price of $113.0 million (see Note 14. “Acquisitions and dispositions”). The purchase price included the assumption of $13.1 million of debt and $38.1 million of derivative financial instruments.  Upon closing of the transaction, which was funded with indebtedness drawn under our credit facility, we paid the assumed debt and terminated the assumed derivative financial instruments.  The acquisition was accounted for as a purchase in accordance with SFAS No. 141.  Goodwill resulting from the acquisition of PGMT was allocated to our Appalachia business segment. The allocation of the purchase price to the assets and liabilities of PGMT, which is preliminary and subject to change, are presented on the following table (in thousands).

Purchase price calculations:
Cash payments for acquired shares and contractual payments	$63,615
Assumption of debt, including accrued interest	13,096
Assumption of derivative financial instruments	38,098
Less cash acquired	(1,839)
Net purchase price	$112,970

Allocation of purchase price:
Proved properties	$122,972
Unproved properties	421
Deferred taxes, net	(31,424)
Current assets	2,024
Land, field equipment and other assets	2,573
Current liabilities	(3,267)
Asset retirement obligations	(1,527)
Other liabilities	(51)
Goodwill	21,249
Total allocation of purchase price	$112,970

Pro forma results of operations

The following table reflects the pro forma results of operations as though the acquisitions of TXOK and PGMT had occurred at the beginning of each respective period.

	Six months ended
	June 30,
(in thousands except per share data, unaudited)	2005	2006
Revenues and other income	$74,161	$278,142
Income (loss) from continuing operations	$(24,580)	$89,525
Net income	$97,453	$89,525
Basic earnings per share	$0.84	$0.97
Diluted earnings per share	$0.84	$0.95

Other acquisitions

In April and May 2006, we acquired producing properties and undeveloped acreage in West Texas and the Cotton Valley trend in East Texas in two separate acquisitions.  The aggregate purchase price of these assets was $137.3 million, which was funded with indebtedness drawn under our credit agreement.

5.             Sale of Addison Energy Inc.

On January 17, 2005, our directors approved the Share and Debt Purchase Agreement, or the Addison Purchase Agreement, dated effective January 12, 2005, among 1143928 Alberta Ltd., a corporation organized under the laws of the Province of Alberta or Purchaser, and a wholly-owned subsidiary of NAL Oil & Gas Trust, an Alberta trust, EXCO and Taurus Acquisition, Inc. or Taurus, our wholly-owned subsidiary that has since been renamed ROJO Pipeline, Inc., or ROJO. The Addison Purchase Agreement provided that EXCO would sell to Purchaser all of the issued and outstanding shares of common stock of Addison Energy Inc., or Addison, which was at that time our wholly-owned Canadian subsidiary. The Addison Purchase Agreement also provided that Taurus would sell to Purchaser a promissory note in the amount of U.S. $98.8 million and a promissory note in the amount of Cdn. $108.3 million (U.S. $79.3 million), collectively, the Addison Notes, each of which were issued by Addison in favor of Taurus. This transaction closed on February 10, 2005.

The aggregate purchase price for the stock and the Addison Notes was Cdn. $551.3 million (U.S. $443.4 million). Of this amount, Cdn. $90.1 million (U.S. $72.1 million) was used to repay in full all outstanding balances under Addison’s credit facility while Cdn. $56.2 million (U.S. $45.2 million) was withheld and remitted to the Canadian government for income taxes resulting from the sale of the stock. As of December 31, 2005, we had recorded a receivable in the amount of Cdn. $21.5 million (U.S. $18.5 million) for our estimate of the excess of the amount withheld for Canadian income taxes from the sales proceeds over the estimated amount of Canadian income taxes that are actually owed on the gain from the sale. This receivable was collected in March 2006. As of June 30, 2006, the purchase price remains subject to additional adjustments based upon the outcome of Crown royalty and joint venture audits, if any, that may occur in the future that cover periods prior to February 1, 2005.

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

During the six months ended June 30, 2005, we recognized a gain from the sale of Addison in the amount of U.S. $175.7 million before income tax expense of U.S. $49.3 million related to the gain. The cumulative adjustment resulting from the translation of Addison’s financial statements was eliminated. These amounts were considered in the determination of the gain on the sale.

On February 9, 2005 Addison made an earnings and profits dividend (as calculated under U.S. tax law) to EXCO in an amount of Cdn. $74.5 million (U.S. $59.6 million). This dividend was funded by Addison by an additional drawdown on its bank credit facility.

6.             Asset retirement obligations

The following is a reconciliation of our asset retirement obligations as of June 30, 2005 and 2006 (in thousands):

	Six months ended
	June 30,
(Unaudited)	2005	2006
Asset retirement obligation at January 1	$28,043	$15,823
Activity during the six months ended June 30:
Acquisition of TXOK Acquisition, Inc.	—	8,203
Acquisition of Power Gas Marketing & Transmission, Inc.	—	1,527
Sales of Addison Energy Inc.	(14,797)	—
Liabilities incurred during the period	200	531
Liabilities settled during the period	(966)	—
Accretion of discount	406	684
Asset retirement obligations as of June 30	12,886	26,768
Less current portion	1,713	1,407
Long-term portion	$11,173	$25,361

We have no assets that are legally restricted for purposes of settling asset retirement obligations.

7.             Oil and natural gas properties

We have recorded oil and natural gas properties at cost using the full cost method of accounting. Under the full cost method, all costs associated with the acquisition, exploration or development of oil and natural gas properties are capitalized as part of the full cost pool. Capitalized costs are limited to the aggregate of the present value of future net revenues plus the lower of cost or fair market value of unproved properties less the income tax effects related to book and tax basis of the oil and natural gas properties involved. The full cost pool is comprised of lease and well equipment and exploration and development costs incurred, plus intangible acquired proved leaseholds.

Unproved oil and natural gas properties are excluded from the calculation of depreciation, depletion and amortization until it is determined whether or not Proved Reserves can be assigned to such properties. At December 31, 2005 and June 30, 2006, $53.1 million and $134.3 million, respectively, in unproved oil and natural gas properties were excluded from our full cost pool in calculating our depreciation, depletion and amortization. We assess our unproved oil and natural gas properties for impairment on a quarterly basis. We use a combination of individual assessment for impairment on our significant unproved assets and aggregate assessments for less significant groupings of unproved properties.

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

As of June 30, 2006, due primarily to a decline of approximately 15.4% in NYMEX natural gas prices from March 31, 2006, our carrying costs of unamortized proved oil and natural gas properties, net of deferred taxes, exceeded the June 30, 2006 present value of future net revenues calculated on a constant price basis by $45.0 million, after tax.  Subsequent to June 30, 2006, prices for oil and natural gas increased. As of  August 9, 2006, the requirement to record a ceiling test write-down was eliminated as a result of these price increases.  Accordingly, we have not recorded a ceiling test write-down as of June 30, 2006.

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

8.             Goodwill

We test goodwill annually, as of December 31, for impairment, unless an impairment indicator arises.  As a result of the potential ceiling test write-down described in Note 6 above, we performed a goodwill impairment test as of June 30, 2006.  The results indicated no impairment was required. Goodwill resulting from the acquisition of TXOK was allocated to our U.S. (excluding Appalachia) business segment while goodwill arising from our PGMT acquisition was allocated to our Appalachia business segment. As of June 30, 2006, goodwill was $141.6 million and $164.5 million for our U.S. (excluding Appalachia) business segment and Appalachia segment, respectively. The following table presents the activity for our goodwill balances from the acquisition of TXOK and PGMT (in thousands):

Balance as of December 31, 2005	$220,006
Acquisition of TXOK Acquisition, Inc.	64,887
Acquisition of Power Gas Marketing & Transmission, Inc.	21,249
Balance as of June 30, 2006	$306,142

9.             Earnings per share

We account for earnings per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per share”, or SFAS No. 128. SFAS No. 128 requires companies to present two calculations of earnings per share (EPS); basic and diluted. Basic earnings (loss) per common share for the three and six months ended June 30, 2005 and 2006 equals the net income divided by the weighted average common shares outstanding during the period. Diluted earnings per common share for the three and six months ended June 30, 2005 and 2006 equals net income divided by the sum of weighted average common shares outstanding during the period plus any dilutive common stock equivalents assumed to be issued. Common stock equivalents for the three and six months ended June 30, 2005 and 2006 are shares assumed to be issued if EXCO’s outstanding stock options were in-the-money and exercised. As a result of the loss from continuing operations for the six months ended June 30, 2005, the potential common stock equivalents from the assumed conversion of stock options of 8,801,351 have been excluded from the diluted EPS calculation.  For the three months ended June 30, 2005, 8,801,351 potential common stock equivalents from the assumed conversion of stock options have been excluded from the diluted EPS calculation as they were deemed to be antidilutive.

The following table presents the basic and diluted earnings (loss) per share computations for the three and six months ended June 30, 2005 and 2006 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006

Basic earnings per share:

Income (loss) from continuing operations	$4,412	$31,023	$(24,256)	$68,175
Income from discontinued operations	1,149	—	122,033	—
Net income	$5,561	$31,023	$97,777	$68,175

Shares:
Weighted average number of common shares outstanding	115,947	104,014	115,947	92,634

Basic earnings (loss) per share:
Continuing operations	$0.04	$0.30	$(0.21)	$0.74
Discontinued operations	0.01	—	1.05	—
Total basic earnings per share	$0.05	$0.30	$0.84	$0.74

Diluted earnings per share:

Income (loss) from continuing operations	$4,412	$31,023	$(24,256)	$68,175
Income from discontinued operations	1,149	—	122,033	—
Net income	$5,561	$31,023	$97,777	$68,175

Shares:
Weighted average number of common shares outstanding	115,947	104,014	115,947	92,634
Diluted effect of stock options	—	1,256	—	1,386
Weighted average common shares and common stock equivalents	115,947	105,270	115,947	94,020

Diluted earnings (loss) per share:
Continuing operations	$0.04	$0.29	$(0.21)	$0.73
Discontinued operations	0.01	—	1.05	—
Total diluted earnings per share	$0.05	0.29	$0.84	$0.73

10.          Stock options

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

We adopted SFAS No. 123(R), “Share-Based Compensation”, or SFAS No. 123(R), on October 3, 2005. As required by SFAS 123(R), the granting of options to our employees under the 2005 Incentive Plan are share-based payment transactions and are to be treated as compensation expense by us with a corresponding increase to additional paid-in capital. Volatility was determined based on the weighted average of volatility of our common stock from October 1, 2001 to December 31, 2002 and the daily closing prices from five comparable public companies. For the three and six months ended June 30, 2006, total share-based compensation was $1.4 million and $2.2 million, respectively.  A portion of our share-based compensation is capitalized to oil and natural gas properties.  The capitalized amounts for the three months ended June 30, 2006 were $0.2 million and $0.4 million for the six months ended June 30, 2006. Total share-based compensation to be recognized on unvested awards as of June 30, 2006 is $7.8 million over a weighted average period of 2.6 years.

During the six months ended June 30, 2006, options to purchase 714,900 shares were granted by EXCO under the 2005 Incentive Plan at prices ranging from $12.36 to $13.00 per share. The options expire ten years following the date of grant. Pursuant to the 2005 Incentive Plan, 25% of the options vest immediately with an additional 25% to vest on each of the next three anniversaries of the date of the grant. As of December 31, 2005 and June 30, 2006, there were 5,026,925 and 4,377,325 shares available to be granted under the 2005 Incentive Plan, respectively.

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

11.          Segment information

We have operations in only one industry segment, that being the oil and natural gas exploration and production industry; however, we are organizationally structured along geographic operating segments. We have geographic operating segments in the United States and, until February 10, 2005, in Canada. Upon the acquisition of TXOK at the closing of the IPO, our geographic operating segments in the United States were the U.S., excluding Appalachia, which includes the properties of EXCO (excluding Appalachia) and the TXOK properties, and the Appalachian segment, which includes the properties of North Coast. The following tables provide our geographic operating segment data:

	U.S. (excluding
(in thousands)	Appalachia)	Appalachia	Total

Three months ended June 30, 2005:
Revenues and other income:
Oil and natural gas	$17,527	$23,242	$40,769
Derivative financial instruments	(1,258)	(11,100)	(12,358)
Other income	2,917	334	3,251
Total revenues and other income	19,186	12,476	31,662

Costs and expenses:
Oil and natural gas production	4,121	3,473	7,594
Depreciation, depletion and amortization	3,823	4,036	7,859
Accretion of discount on asset retirement obligations	92	111	203
General and administrative	4,922	1,132	6,054
Interest	6,671	1,894	8,565
Total costs and expenses	19,629	10,646	30,275
Income before income taxes	(443)	1,830	1,387
Income tax expense (benefit)	4,085	(7,110)	(3,025)
Income (loss) from continuing operations	(4,528)	8,940	4,412
Discontinued operations:
Income from operations	1,631	—	1,631
Income tax expense	482	—	482
Net income from discontinued operations	1,149	—	1,149
Net income (loss)	$(3,379)	$8,940	$5,561
Goodwill at end of period	$19,984	$—	$19,984
Total assets at end of period	$537,674	$332,824	$870,498

	U.S. (excluding
(in thousands)	Appalachia)	Appalachia	Total

Three months ended June 30, 2006:
Revenues and other income:
Oil and natural gas	$52,449	$28,535	$80,984
Derivative financial instruments	18,345	16,887	35,232
Other income	480	416	896
Total revenues and other income	71,274	45,838	117,112

Costs and expenses:
Oil and natural gas production	11,309	5,078	16,387
Depreciation, depletion and amortization	20,205	9,093	29,298
Accretion of discount on asset retirement obligations	221	161	382
General and administrative	5,082	1,448	6,530
Interest	4,706	6,954	11,660
Total costs and expenses	41,523	22,734	64,257
Income before income taxes	29,751	23,104	52,855
Income tax expense	12,767	9,065	21,832
Net income	$16,984	$14,039	$31,023
Goodwill at end of period	$141,673	$164,469	$306,142
Total assets at end of period	$1,312,629	$965,803	$2,278,432

	U.S. (excluding
(in thousands)	Appalachia)	Appalachia	Total

Six months ended June 30, 2005:
Revenues and other income:
Oil and natural gas	$33,713	$45,985	$79,698
Derivative financial instruments	(20,858)	(48,890)	(69,748)
Other income	3,045	595	3,640
Total revenues and other income	15,900	(2,310)	13,590

Costs and expenses:
Oil and natural gas production	7,598	6,785	14,383
Depreciation, depletion and amortization	7,581	8,134	15,715
Accretion of discount on asset retirement obligations	188	218	406
General and administrative	8,914	2,344	11,258
Interest	13,615	3,701	17,316
Total costs and expenses	37,896	21,182	59,078
Income before income taxes	(21,996)	(23,492)	(45,488)
Income tax benefit	(3,744)	(17,488)	(21,232)
Loss from continuing operations	(18,252)	(6,004)	(24,256)
Discontinued operations:
Loss from operations	(4,402)	—	(4,402)
Gain on sale of Addison Energy Inc.	175,717	—	175,717
Income tax expense	49,282	—	49,282
Net income from discontinued operations	122,033	—	122,033
Net income (loss)	$103,781	$(6,004)	$97,777
Goodwill at end of period	$19,984	$—	$19,984
Total assets at end of period	$537,674	$332,824	$870,498

	U.S. (excluding
(in thousands)	Appalachia)	Appalachia	Total

Six months ended June 30, 2006:
Revenues and other income:
Oil and natural gas	$88,495	$62,829	$151,324
Derivative financial instruments	28,170	47,837	76,007
Other income	1,974	953	2,927
Total revenues and other income	118,639	111,619	230,258

Costs and expenses:
Oil and natural gas production	18,542	9,330	27,872
Depreciation, depletion and amortization	32,239	17,736	49,975
Accretion of discount on asset retirement obligations	381	303	684
General and administrative	9,786	2,653	12,439
Interest	14,853	13,152	28,005
Total costs and expenses	75,801	43,174	118,975
Equity in net income of TXOK Acquisition, Inc.	1,593	—	1,593
Income before income taxes	44,431	68,445	112,876
Income tax expense	18,083	26,618	44,701
Net income	26,348	41,827	68,175
Goodwill at end of period	$141,673	$164,469	$306,142
Total assets at end of period	$1,312,629	$965,803	$2,278,432

12.          Derivative financial instruments

In connection with the incurrence of debt related to our acquisition activities, our management has adopted a policy of entering into oil and natural gas derivative financial instruments to protect against commodity price fluctuations and to achieve a more predictable cash flow. SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activity,” or SFAS No. 133, requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results from the hedged item on the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. For derivatives classified as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

We do not designate our derivative financial instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the derivative’s fair value currently in earnings.

In January and March 2005, we closed several of our derivative financial instrument contracts and made payments to our counterparties totaling $67.6 million, of which $15.0 million was related to the sale of Addison and $52.6 million was related to our U.S. production. We also entered into new derivative financial instrument contracts for increased volumes and with higher underlying product prices.

In April 2006, we closed all of the hedge positions of PGMT we assumed in that acquisition and replaced those hedges with derivative contracts at higher prices.

The fair values at June 30, 2006 are estimated from quotes from the counterparties and represent the amount that we would expect to receive or pay to terminate the contracts at June 30, 2006. We have the right to offset amounts we expect to receive or pay among our individual counterparties. As a result, we have offset amounts for financial statement presentation purposes. The following table sets forth our oil and natural gas derivatives as of June 30, 2006.

(in thousands, except prices and differentials)	Volume Mmbtu/Bbls	Weighted average strike price	Weighted average differential to NYMEX	Fair value at June 30, 2006 gain (loss)

Natural gas:
Swaps
Remainder of 2006	12,265	$7.90		$9,557
2007	29,790	8.52		(18,341)
2008	25,140	8.51		(9,188)
2009	7,705	7.14		(8,658)
2010	6,985	6.63		(7,954)
2011	1,825	4.51		(4,311)
2012	1,830	4.51		(3,632)
2013	1,825	4.51		(3,044)
	87,365

Floor:
Remainder of 2006	2,760	6.15		918
	2,760

Ceiling:
Remainder of 2006	2,760	10.00		(1,033)
	2,760

Basis protection swaps:
Remainder of 2006	2,760		$(0.32)	1,466
	2,760

Total natural gas				(44,220)

Oil:
Swaps:
Remainder of 2006	347	70.92		(1,602)
2007	734	69.53		(4,493)
2008	327	62.67		(3,257)
2009	120	60.80		(1,107)
2010	108	59.85		(900)
	1,636

Floor:
Remainder of 2006	54	50.35		0
	54

Ceiling:
Remainder of 2006	54	60.00		(839)
	54

Total oil				(12,198)

Total oil and natural gas				$(56,418)

At June 30, 2006, the average forward NYMEX oil prices per Bbl for the remainder of calendar 2006 and for 2007 were $75.54 and $75.99, respectively, and the average forward NYMEX natural gas prices per Mmbtu for the remainder of calendar 2006 and for 2007 were $7.15 and $9.18, respectively.

13.          Long-term debt and interim bank loan

Long-term debt is summarized as follows:

	December 31,	June 30,
(in thousands)	2005	2006

Short-term debt:
Interim bank loan	$350,000	$—
Long-term debt:
Borrowings under our credit agreement	$1	$324,000
7 1/4% senior notes due 2011	444,720	444,720
Unamortized premium on 7 1/4% senior notes due 2011	17,081	15,620
Total long-term debt	$461,802	$784,340

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

Borrowings under our credit agreement are collateralized by a first lien mortgage providing a security interest in 90% of our U.S. oil and natural gas properties including TXOK and North Coast Energy, Inc., or North Coast and PGMT. As of March 17, 2006, our borrowings are collateralized by a first lien mortgage providing a security interest in the value of our Proved Reserves which is at least 125% of the aggregate commitment.  The aggregate commitment is the lesser of (i) $1.25 billion and (ii) the borrowing base; however, the initial aggregate commitment was $300.0 million and was raised to $500.0 million on May 11, 2006.  This aggregate commitment minimum remained at $500.0 million as of June 30, 2006.

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

We typically elect to borrow funds using the LIBOR interest rate option described above. At December 31, 2005 and June 30, 2006, the six month LIBOR rates were 4.70% and 5.59% which would result in interest rates of approximately 5.95% and 6.59%, respectively, on any new indebtedness we may incur under the credit agreement. At December 31, 2005 and June 30, 2006, we had $1,000 and $324.0 million respectively, of outstanding indebtedness under our credit agreement. As of June 30, 2006, we had $176.0 million available under our credit agreement based on the current aggregate commitment of $500.0 million. Management believes its cash flows from operations will provide sufficient cash to service our debt.

Additionally, the credit agreement contains a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur additional indebtedness, restrictions on our ability to pledge assets, and a prohibition on the payment of dividends on our common stock.  As of June 30, 2006, we were in compliance with our debt covenants.

7¼% senior notes due January 15, 2011

The estimated fair value of our 7 ¼% senior notes due January 15, 2011, or senior notes, at June 30, 2006 was $429.2 million as compared to the carrying amount of $460.3 million (including $15.6 million of unamortized premium). The fair value of the senior notes is estimated based on quoted market prices for the senior notes.

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

14.                               Acquisitions and dispositions

On April 5, 2006 we announced that we closed the acquisition of a 50% interest in approximately 19,000 acres of leasehold interests and 38 producing wells in West Texas for $85.7 million, before contractual adjustments. We funded this purchase with indebtedness drawn under our credit agreement. Net production at the date of acquisition was approximately 4.4 Mmcfe per day. Our interest in the Proved Reserves was approximately 33.0 Bcfe (77% natural gas and 27% proved developed). EXCO and the seller will conduct a joint development program on the properties over the next several years with an estimated 70 wells to be drilled in 2006 and early 2007. It is estimated that in excess of 200 wells will be necessary to fully develop the acreage.

On April 28, 2006, EXCO announced that it closed the acquisition of 100% of the common stock of PGMT for $115.0 million, before contractual adjustments, including the repayment of debt and outstanding commodity hedges. We funded this purchase with indebtedness drawn under our credit agreement. PGMT is a private producer of oil and natural gas which owns and operates assets in the Appalachia region, particularly in Pennsylvania, Ohio, New York and West Virginia. Net production at the acquisition date totaled approximately 5.0 Mmcfe per day from 1,187 producing wells. The net Proved Reserves were estimated at 161.6 Bcfe (96% natural gas and 25% proved developed). The PGMT acreage held by production includes approximately 178,000 acres containing over 2,000 drilling locations, of which approximately 68% of such locations are proved. In addition to the oil and natural gas assets, we acquired 358 miles of gathering lines, ten compressor stations along those gathering lines, and other miscellaneous assets.

On May 25, 2006, we announced the acquisition of producing and undeveloped oil and natural gas properties in the Cotton Valley trend in East Texas from a privately held company.  The properties were acquired for a purchase price of $51.6 million ($52.3 million after contractual adjustments), consisting of approximately 2,000 net acres of leasehold and estimated proved reserves of 28.3 Bcfe (99% natural gas and 51% proved developed).  Net production at the date of acquisition from the wells acquired was approximately 4.3 Mmcfe per day.  Also included in the purchase was approximately 10,500 net undeveloped acres in the general area of the production.  EXCO will operate the properties and will own 100% of the working interest.

Transactions, other than the sale of Addison, that occurred during the three months ended June 30, 2005

During the six months ended June 30, 2005, we completed one oil and natural gas property acquisition. Estimated total Proved Reserves net to our interest from the acquisition included approximately 35 Mbbls of oil and 8.8 Bcf of natural gas. The total purchase price for the acquisition was approximately $17.9 million (approximately $17.7 million after contractual adjustments), funded with borrowings under our credit agreement and from surplus cash. In addition, we also acquired a small natural gas gathering system for $0.7 million as part of this acquisition.

During the first six months of 2005, we sold two oil and natural gas properties. As of January 1, 2005, estimated total Proved Reserves net to our interest from these properties included approximately 225 Mbbls of oil and NGLs and 2.4 Bcf of natural gas. The total sales proceeds we received were approximately $3.9 million.

15.          Subsequent events

On July 24, 2006, we announced an agreement to acquire Winchester Energy Company, Ltd., or Winchester, and its affiliated entities from Progress Energy, Inc. for $1.2 billion in cash, subject to purchase price adjustments.  The acquisition consists of producing and undeveloped natural gas properties with current production of approximately 75 Mmcfe per day from 588 producing wells, of which 89% are operated. The average acquired working interest is 87% with an average 68% net revenue interest. The properties are located in the Cotton Valley, Hosston and Travis Peak trends in East Texas and North Louisiana. Proved reserves to be acquired are approximately 400 Bcfe. The properties include approximately 775 drilling locations, 33% of which are proved, and 106,000 net acres of leasehold of which 63% is held by production. The acquisition also includes six gathering systems with 300 miles of pipe and a 54 mile, 16 inch pipeline with throughput of 115 Mmcf per day, 35% of which represents Winchester production.  It is anticipated that this acquisition will close on October 2, 2006.

The acquisition will be financed with a $750 million term loan facility and a new revolving credit facility.  We have formed a new subsidiary to purchase Winchester and its affiliates, and that subsidiary will be classified as an Unrestricted Subsidiary as defined in the indenture governing our senior notes.  The subsidiary will not be a guarantor of EXCO debt obligations nor will EXCO guarantee the debt of the subsidiary. We currently intend to execute an equity offering by the subsidiary, through the sale of units representing limited partner interests, to repay this indebtedness.

On August 4, 2006, we acquired producing properties and undeveloped acreage in Wyoming.  The purchase price of these assets was $27.5 million, subject to post-closing contractual adjustments, and was funded by $20.0 million of indebtedness drawn under our credit agreement and $7.5 million of available cash.

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

•                  elimination entries necessary to consolidate EXCO Resources, the guarantor subsidiaries and the non-guarantor subsidiary; and

•                  EXCO on a consolidated basis.

ROJO Pipeline, Inc., EXCO Investment I, LLC and EXCO Investment II, LLC are guarantors of the senior notes. These companies have no material operations and, accordingly, these companies have been omitted from the guarantor financial information. Investments in subsidiaries are accounted for using the equity method of accounting. The financial information for the guarantor and non-guarantor subsidiaries is presented on a combined basis. The elimination entries primarily eliminate investment in subsidiaries and intercompany balances and transactions. On February 14, 2006, TXOK became a guarantor of our senior notes. On April 28, 2006, PGMT became a guarantor of our senior notes.

EXCO RESOURCES, INC.

CONSOLIDATING BALANCE SHEET (Unaudited)

December 31, 2005

(In thousands)	EXCO Resources	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$191,499	$35,454	$—	$—	$226,953
Other current assets	67,649	47,923	—	—	115,572
Total current assets	259,148	83,377	—	—	342,525
Investment in TXOK Acquisition, Inc.	20,837	—	—	—	20,837
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	49	53,072	—	—	53,121
Proved developed and undeveloped oil and natural gas properties	94,872	778,723	—	—	873,595
Allowance for depreciation, depletion and amortization	(1,650)	(11,631)	—	—	(13,281)
Oil and natural gas properties, net	93,271	820,164	—	—	913,435
Gas gathering, office and field equipment, net	1,745	31,526	—	—	33,271
Goodwill	76,786	143,220	—	—	220,006
Investments in and advances to affiliates	892,653	(742)	—	(891,911)	—
Other assets, net	—	419	—	—	419
Total assets	$1,344,440	$1,077,964	$—	$(891,911)	$1,530,493

Liabilities and Shareholders' Equity
Current liabilities	$769,209	$52,569	$—	$(356,053)	$465,725
Long-term debt	461,802	—	—	—	461,802
Deferred income taxes	34,151	100,761	—	—	134,912
Other liabilities	56,974	40,198	—	—	97,172
Payable to parent	(348,578)	371,199	—	(22,621)	—
Commitments and contingencies	—	—	—	—	—
Shareholders' equity	370,882	513,237	—	(513,237)	370,882
Total liabilities and shareholders' equity	$1,344,440	$1,077,964	$—	$(891,911)	$1,530,493

EXCO RESOURCES, INC.

CONSOLIDATING BALANCE SHEET (Unaudited)

June 30, 2006

(In thousands)	EXCO Resources	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$9,569	$29,878	$—	$—	$39,447
Other current assets	27,464	82,734	—	—	110,198
Total current assets	37,033	112,612	—	—	149,645
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	6,778	127,532	—	—	134,310
Proved developed and undeveloped oil and natural gas properties	109,846	1,571,572	—	—	1,681,418
Allowance for depreciation, depletion and amortization	(5,276)	(55,696)	—	—	(60,972)
Oil and natural gas properties, net	111,348	1,643,408	—	—	1,754,756
Gas gathering, office and field equipment, net	1,701	55,940	—	—	57,641
Deferred financing costs	—	—	—	—	—
Oil and natural gas hedge derivatives	2,781	5,926	—	—	8,707
Goodwill	78,317	227,825	—	—	306,142
Investments in and advances to affiliates	1,638,245	52,877	—	(1,691,122)	—
Other assets, net	1,054	487	—	—	1,541
Total assets	$1,870,479	$2,099,075	$—	$(1,691,122)	$2,278,432
			—
Liabilities and Shareholders' Equity
Current liabilities	$45,006	$69,337	$—	$4	$114,347
Long-term debt	784,340	—	—	—	784,340
Deferred income taxes	38,232	150,797	—	—	189,029
Other liabilities	14,140	74,279	—	—	88,419
Payable to parent	(113,720)	529,509	—	(415,789)	—
Commitments and contingencies	—	—	—	—	—
Shareholders' equity	1,102,481	1,275,153	—	(1,275,337)	1,102,297
Total liabilities and shareholders' equity	$1,870,479	$2,099,075	$—	$(1,691,122)	$2,278,432

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the three months ended June 30, 2005

(In thousands)	EXCO Resources	Guarantor subsidiaries	Non- guarantor subsidiary	Eliminations	Consolidated

Revenues and other income:
Oil and natural gas sales	$7,380	$33,389	$—	$—	$40,769
Derivative financial instruments	(1,259)	(11,099)	—	—	(12,358)
Other income (loss)	22,106	448	—	(19,303)	3,251
Equity in earnings of subsidiaries	(2,655)	—	—	2,655	—
Total revenues and other income	25,572	22,738	—	(16,648)	31,662

Costs and expenses:
Oil and natural gas production	2,273	5,321	—	—	7,594
Depreciation, depletion and amortization	1,290	6,569	—	—	7,859
Accretion of discount on asset retirement obligations	78	125	—	—	203
General and administrative	4,923	1,131	—	—	6,054
Interest	8,565	19,303	—	(19,303)	8,565
Total costs and expenses	17,129	32,449	—	(19,303)	30,275
Income (loss) before income taxes	8,443	(9,711)	—	2,655	1,387
Income tax expense (benefit)	4,071	(7,096)	—	—	(3,025)
Income (loss) from continuing operations	4,372	(2,615)	—	2,655	4,412

Discontinued operations:
Income from operations	—	—	—	—	—
Gain on sale of Addison Energy Inc	1,631	—	—	—	1,631
Income tax expense	—	—	482	—	482
Net income (loss) from discontinued operations	1,631	—	(482)	—	1,149
Net income (loss)	$6,003	$(2,615)	$(482)	$2,655	$5,561

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the three months ended June 30, 2006

(In thousands)	EXCO Resources	Guarantor subsidiaries	Non- guarantor subsidiary	Eliminations	Consolidated

Revenues and other income:
Oil and natural gas sales	$7,080	$73,904	$—	$—	$80,984
Derivative financial instruments	9,359	25,873	—	—	35,232
Other income (loss)	7,111	740	—	(6,955)	896
Equity in earnings of subsidiaries	32,841	—	—	(32,841)	—
Total revenues and other income	56,391	100,517	—	(39,796)	117,112

Costs and expenses:
Oil and natural gas production	2,484	13,903	—	—	16,387
Depreciation, depletion and amortization	2,104	27,194	—	—	29,298
Accretion of discount on asset retirement obligations	28	354	—	—	382
General and administrative	4,796	1,734	—	—	6,530
Interest	11,661	6,954	—	(6,955)	11,660
Total costs and expenses	21,073	50,139	—	(6,955)	64,257
Income (loss) before income taxes	35,318	50,378	—	(32,841)	52,855
Income tax expense	4,295	17,537	—	—	21,832
Income (loss) from continuing operations	31,023	32,841	—	(32,841)	31,023

Discontinued operations:
Income from operations	—	—	—	—	—
Gain on sale of Addison Energy Inc.	—	—	—	—	—
Income tax expense (benefit)	—	—	—	—	—
Net income from discontinued operations	—	—	—	—	—
Net income (loss)	$31,023	$32,841	$—	$(32,841)	$31,023

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the six months ended June 30, 2005

(In thousands)	EXCO Resources	Guarantor subsidiaries	Non- guarantor subsidiary	Eliminations	Consolidated

Revenues and other income:
Oil and natural gas sales	$13,630	$66,068	$—	$—	$79,698
Derivative financial instruments	(20,859)	(48,889)	—	—	(69,748)
Other income (loss)	24,125	727	—	(21,212)	3,640
Equity in earnings of subsidiaries	(15,175)	—	—	15,175	—
Total revenues and other income	1,721	17,906	—	(6,037)	13,590

Costs and expenses:
Oil and natural gas production	4,544	9,841	—	(2)	14,383
Depreciation, depletion and amortization	2,609	13,106	—	—	15,715
Accretion of discount on asset retirement obligations.	156	250	—	—	406
General and administrative	8,915	2,343	—	—	11,258
Interest	17,419	21,109	—	(21,212)	17,316
Total costs and expenses	33,643	46,649	—	(21,214)	59,078
Income (loss) before income taxes	(31,922)	(28,743)	—	15,177	(45,488)
Income tax benefit	(3,744)	(17,488)	—	—	(21,232)
Income (loss) from continuing operations	(28,178)	(11,255)	—	15,177	(24,256)

Discontinued operations:
Loss from discontinued operations	—	—	(4,402)	—	(4,402)
Gain on sale of Addison Energy Inc.	175,717	—	—	—	175,717
Income tax expense (benefit)	49,762	—	(480)	—	49,282
Net income (loss) from discontinued operations	125,955	—	(3,922)	—	122,033
Net income (loss)	$97,777	$(11,255)	$(3,922)	$15,177	$97,777

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

For the six months ended June 30, 2006

(In thousands)	EXCO Resources	Guarantor subsidiaries	Non- guarantor subsidiary	Eliminations	Consolidated

Revenues and other income:
Oil and natural gas sales	$14,421	$136,903	$—	$—	$151,324
Derivative financial instruments	21,307	54,700	—	—	76,007
Other income (loss)	14,463	1,617	—	(13,153)	2,927
Equity in earnings of subsidiaries	70,021	—	—	(70,021)	—
Total revenues and other income	120,212	193,220	—	(83,174)	230,258

Costs and expenses:
Oil and natural gas production	4,990	22,882	—	—	27,872
Depreciation, depletion and amortization	4,180	45,795	—	—	49,975
Accretion of discount on asset retirement obligations	36	648	—	—	684
General and administrative	8,915	3,524	—	—	12,439
Interest	27,330	13,828	—	(13,153)	28,005
Total costs and expenses	45,451	86,677	—	(13,153)	118,975
Equity in net income of TXOK Acquisition, Inc.	1,593	—	—	—	1,593
Income (loss) before income taxes	76,354	106,543	—	(70,021)	112,876
Income tax expense	7,995	36,706	—	—	44,701
Income (loss) from continuing operations	68,359	69,837	—	(70,021)	68,175

Discontinued operations:
Income from operations	—	—	—	—	—
Gain on sale of Addison Energy Inc.	—	—	—	—	—
Income tax expense (benefit)	—	—	—	—	—
Net income from discontinued operations	—	—	—	—	—
Net income (loss)	$68,359	$69,837	$—	$(70,021)	$68,175

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended June 30, 2005

(In thousands)	EXCO Resources	Guarantor subsidiaries	Non-guarantor subsidiary	Eliminations	Consolidated

Operating Activities:
Net cash provided by operating activities	$22,826	$8,459	$—	$—	$31,285
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	16,002	(38,137)	—	—	(22,135)
Proceeds from disposition of property and equipment	3,322	8	—	—	3,330
Proceeds from sale of marketable securities	59	—	—	—	59
Proceeds from sale of Addison Energy Inc., net of cash sold	(252)	—	—	—	(252)
Advances/investments with affiliates	(75,638)	75,980	—	—	342
Net cash provided by (used in) investing activities	(56,507)	37,851	—	—	(18,656)
Financing Activities:
Proceeds from long-term debt	—	—	—	—	—
Payments on long-term debt	—	—	—	—	—
Deferred financing costs	—	—	—	—	—
Other financing activities	—	—	—	—	—
Net cash used in financing activities	—	—	—	—	—
Net increase in cash	(33,681)	46,310	—	—	12,629
Cash at beginning of period	261,722	16,584	—	—	278,306
Cash at end of period	$228,041	$62,894	$—	$—	$290,935

Supplemental Cash Flow Information:
Interest paid	$—	$—	$—	$—	$—
Income taxes paid	$235	$600	$—	$—	$835

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended June 30, 2006

(In thousands)	EXCO Resources	Guarantor subsidiaries	Non-guarantor subsidiary	Eliminations	Consolidated

Operating Activities:
Net cash used in operating activities	$11,442	$68,352	$—	$—	$79,794
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(14,276)	(164,907)	—	—	(179,183)
Proceeds from disposition of property and equipment.	1,152	65	—	—	1,217
Acquisition of Power Gas Marketing & Transmission, Inc., net of cash acquired	—	(61,776)	—	—	(61,776)
Advances/investments with affiliates	(212,458)	212,458	—	—	—
Net cash used in investing activities	(225,582)	(14,160)	—	—	(239,742)
Financing Activities:
Proceeds from long-term debt	233,500	—	—	—	233,500
Payments on long-term debt	(18,000)	(13,096)	—	—	(31,096)
Settlement of derivative financial instruments on Power Gas Marketing & Transmission, Inc. acquisition	—	(38,098)	—	—	(38,098)
Deferred financing costs	28	—	—	—	28
Other financing activities	(500)	139	—	—	(361)
Net cash provided by financing activities	215,028	(51,055)	—	—	163,973
Net increase in cash	888	3,137	—	—	4,025
Cash at beginning of period	8,691	26,731	—	—	35,422
Cash at end of period	$9,579	$29,868	$—	$—	$39,447

Supplemental Cash Flow Information:
Interest paid	$3,537	$—	$—	$—	$3,537
Income taxes paid	$—	$—	$—	$—	$—

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2005

(In thousands)	EXCO Resources	Guarantor subsidiaries	Non-guarantor subsidiary	Eliminations	Consolidated

Operating Activities:
Net cash used in operating activities	$(80,586)	$(3,103)	$—	$—	$(83,689)
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(3,130)	(51,958)	—	—	(55,088)
Proceeds from disposition of property and equipment	7,286	8	—	—	7,294
Proceeds from sale of Addison Energy Inc., net of cash sold	453,798	—	(10,401)	—	443,397
Proceeds from the sale of marketable securities	59	—	—	—	59
Advances/investments with affiliates	(75,638)	75,980	—	—	342
Net cash used in investing activities of discontinued operations	(442)	—	—	—	(442)
Net cash provided by (used in) investing activities	381,933	24,030	(10,401)	—	395,562
Financing Activities:
Proceeds from long-term debt	41,300	—	—	—	41,300
Payments on long-term debt	(148,247)	—	—	—	(148,247)
Net cash provided by financing activities of discontinued operations	59,601	—	—	—	59,601
Net cash used in financing activities	(47,346)	—	—	—	(47,346)
Net increase (decrease) in cash	254,001	20,927	(10,401)	—	264,527
Cash at beginning of period	8,535	7,472	10,401	—	26,408
Cash at end of period	$262,536	$28,399	$—	$—	$290,935

Supplemental Cash Flow Information:
Interest paid	$16,695	$—	$—	$—	$16,695
Income taxes paid	$36,960	$1,165	$—	$—	$38,125

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2006

(In thousands)	EXCO Resources	Guarantor subsidiaries	Non-guarantor subsidiary	Eliminations	Consolidated

Operating Activities:
Net cash provided by operating activities	$12,315	$130,359	$—	$—	$142,674
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(18,444)	(193,388)	—	—	(211,832)
Proceeds from disposition of property and equipment	1,109	(500)	—	—	609
Cash acquired in acquisition of TXOK Acquisition, Inc.	—	32,261	—	—	32,261
Advance to TXOK Acquisition, Inc. for preferred stock redemption	(158,750)	—	—		(158,750)
Advances/investments with affiliates	(138,711)	138,711	—	—	—
Acquisition of Power Gas Marketing & Transmission, Inc., net of cash acquired	—	(61,776)	—	—	(61,776)
Net cash used in investing activities	(314,796)	(84,692)	—	—	(399,488)
Financing Activities:
Proceeds from long-term debt	418,000	—	—	—	418,000
Payments on long-term debt	(602,751)	(13,096)	—	—	(615,847)
Settlement of derivative financial instruments on Power Gas Marketing & Transmission, Inc. acquisition	—	(38,098)	—	—	(38,098)
Payments on interim bank loan	(350,000)	—	—	—	(350,000)
Proceeds from issuance of common stock, net of underwriters commissions and initial public offering costs	656,305	—	—	—	656,305
Deferred financing costs and other	(1,191)	139	—	—	(1,052)
Net cash provided by (used in) financing activities	120,363	(51,055)	—	—	69,308
Net decrease in cash	(182,118)	(5,388)	—	—	(187,506)
Cash at beginning of period	191,500	35,453	—	—	226,953
Cash at end of period	$9,382	$(30,065)	$—	$—	$39,447

Supplemental Cash Flow Information:
Interest paid	$29,971	$—	$—	$—	$29,971
Income taxes paid	$—	$—	$—	$—	$—

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

•    our business strategy;

•    market prices;

•    our future derivative financial instrument activities; and

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

•    competition;

•    general economic conditions;

•    governmental regulations;

•             receipt of amounts owed to us by purchasers of our production and counterparties to our derivative financial instrument contracts;

•    hedging decisions, including whether or not to enter into derivative financial instruments;

•    events similar to those of September 11, 2001;

•    actions of third party co-owners of interests in properties in which we also own an interest;

•    fluctuations in interest rates; and

•    our ability to effectively integrate companies and properties that we acquire.

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

Overview

We are an independent oil and natural gas company engaged in the acquisition, development and exploitation of onshore North American oil and natural gas properties and, until February 10, 2005, in Canada. We expect to continue to grow by leveraging our management team’s experience, exploiting our multi-year inventory of development drilling locations and exploitation projects, and selectively pursuing acquisitions that meet our strategic and financial objectives. We employ the use of debt along with a comprehensive derivative financial instrument program to support our acquisition strategy. This approach enhances our ability to execute our business plan over the entire commodity price cycle, protect our returns on investment, and manage our capital structure. On February 14, 2006, we acquired TXOK Acquisition, Inc., or TXOK, for approximately $665.1 million. In April and May 2006, we spent in excess of $250.0 million on property and corporate acquisitions of oil and natural gas properties.

As oil and natural gas prices have increased, we have seen an increase in demand for drilling rigs, field supplies and other related field services. This has resulted in increases in the costs of these goods and services and some difficulty in timely scheduling of drilling rigs and other field services required to perform operations on our properties. To date, however, we have not encountered any significant operational problems or delays as a result of the difficulty in scheduling these services. At the beginning of 2006, we budgeted approximately $159.1 million, including TXOK capital projects, for our drilling, exploitation and operational expenditures. We also budgeted approximately $7.0 million in 2006 for our additional corporate and acquisition-related expenditures and approximately $1.6 million for information technology expenditures. We do not budget for property acquisitions as these transactions are opportunistic in nature. Our future earnings and cash flows are dependent upon our ability to manage our overall cost structure to a level that allows for profitable production. As a result of acquisitions closed in April and May 2006, we expect our 2006 capital budget for drilling and exploitation to increase by approximately $59.7 million.

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

•                          $375.5 million to repay $171.8 million in principal plus accrued and unpaid interest of $0.9 million under the TXOK credit facility and $200.0 million in principal plus accrued and unpaid interest of $2.8 million under the TXOK term loan, both loans having been incurred in connection with the acquisition of ONEOK Energy; and

•                          $6.0 million to pay fees and expenses in connection with the IPO.

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

As a result of our increased activities in acquisitions, we consider business combinations and purchase accounting as a significant accounting policy.  We follow SFAS No. 141, “Business Combinations” to account for these transactions. The policy requires significant estimates to be made by management using information available at the time. Since the estimates require the use of significant judgement, actual results could vary as the estimates are subject to changes as new information becomes available. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2005.

Recent accounting pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or FIN 48.

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”.  FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return.  FIN 48 is effective as of January 1, 2007.  We are currently assessing the impact, if any, of FIN 48 on our financial statements.

Our results of operations

The following is a discussion of our financial condition and results of operations for the three and six months ended June 30, 2005 and 2006.

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

•                  the acquisition of PGMT, which became a consolidated subsidiary on April 28, 2006;

•                  property acquisitions and dispositions;

•                  the IPO that closed on February 14, 2006;

•                  fluctuations due to the use of mark-to-market accounting for our derivative financial instrument activities; and

•                  significant fluctuations for oil and natural gas prices which impact our oil and natural gas reserves, revenues, our derivative financial instruments and the carrying costs of our oil and natural gas properties.

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

Revenues and production

The following tables present our oil and natural gas revenues (excluding the impact of derivative financial instruments), production and average unit sales price for the three and six months ended June 30, 2005 and 2006. The tables also show the changes in these amounts between periods.

	Three months ended June 30,		Quarter to quarter change	Six months ended June 30,		Year to year change
(Unaudited, in thousands)	2005	2006	2005-2006	2005	2006	2005-2006

Oil and natural gas revenues before derivative financial instruments:
Oil revenues:
U.S. (excluding Appalachia)	$4,838	$12,829	$7,991	$9,664	$20,490	$10,826
Appalachia	1,335	2,006	671	2,443	3,338	895
Total	$6,173	$14,835	$8,662	$12,107	$23,828	$11,721
Natural gas revenues:
U.S. (excluding Appalachia)	$12,689	$39,620	$26,931	$24,050	$68,005	$43,955
Appalachia	21,907	26,529	4,622	43,541	59,491	15,950
Total	$34,596	$66,149	$31,553	$67,591	$127,496	$59,905
Total oil and natural gas revenues:
U.S. (excluding Appalachia)	$17,527	$52,449	$34,922	$33,714	$88,495	$54,781
Appalachia	23,242	28,535	5,293	45,984	62,829	16,845
Total	$40,769	$80,984	$40,215	$79,698	$151,324	$71,626

	Three months ended June 30,		Quarter to quarter change	Six months ended June 30,		Year to year change
(Unaudited)	2005	2006	2005-2006	2005	2006	2005-2006

Production:
Oil (Mbbls):
U.S. (excluding Appalachia)	97	191	94	199	316	117
Appalachia	27	31	4	51	54	3
Total	124	222	98	250	370	120
Natural gas (Mmcf):
U.S. (excluding Appalachia)	2,146	6,457	4,311	4,271	10,393	6,122
Appalachia	2,893	3,515	622	5,924	6,784	860
Total	5,039	9,972	4,933	10,195	17,177	6,982
Total production (Mmcfe):
U.S. (excluding Appalachia)	2,728	7,603	4,875	5,465	12,289	6,824
Appalachia	3,055	3,701	646	6,230	7,108	878
Total	5,783	11,304	5,521	11,695	19,397	7,702

	Three months ended June 30,		Quarter to quarter change	Six months ended June 30,		Year to year change
(Unaudited)	2005	2006	2005-2006	2005	2006	2005-2006

Average sales price (excluding derivative financial instrument activities):
Oil (per Bbl):
U.S. (excluding Appalachia)	$49.88	$67.17	$17.29	$48.56	$64.84	$16.28
Appalachia	49.44	64.71	15.27	47.90	61.81	13.91
Total	49.78	66.82	17.04	48.43	64.40	15.97
Natural gas (per Mcf):
U.S. (excluding Appalachia)	$5.91	$6.14	$0.23	$5.63	$6.54	$0.91
Appalachia	7.57	7.55	(0.02)	7.35	8.77	1.42
Total	6.87	6.63	(0.24)	6.63	7.42	0.79
Total oil and natural gas revenues (per Mcfe):
U.S. (excluding Appalachia)	$6.42	$6.90	$0.48	$6.17	$7.20	$1.03
Appalachia	7.61	7.71	0.10	7.38	8.84	1.46
Total	7.05	7.16	0.11	6.81	7.80	0.99

Our revenues from the sale of oil and natural gas, before the impacts of derivative financial instruments, for the three and six months ended June 30, 2006 increased by $40.2 million and $71.6 million, respectively, or 98.6% and 89.9%, respectively, over the three and six months ended June 30, 2005.  For the three months ended June 30, 2006, compared with the three months ended June 30, 2005, higher production volumes increased total revenues $39.5 million while higher equivalent Mcf prices increased revenues by $0.6 million.  For the six months ended June 30, 2006 compared with the same prior year period, higher volumes and Mcf equivalent prices increased revenues by $60.1 million and $11.5 million, respectively. The increases in the June 30, 2006 production volumes are due primarily to:

•                  the February 14, 2006 acquisition of TXOK which contributed 6.6 Bcfe to the six months ended June 30, 2006;

•                  new acquisitions in West Texas and East Texas, which added 0.6 Bcfe;

•                  impact of North Coast property acquisitions completed in the third quarter of 2005 and the PGMT acquisition which closed on April 28, 2006; and

•                  the addition of 188 new wells drilled and completed since June 30, 2005.

Partially offsetting the higher volumes and prices was a general decline in production from our existing oil producing properties.

In our Appalachia segment, oil and natural gas production volumes for the six months ended June 30, 2006, increased approximately 878 Mmcfe from the comparable period last year. This increase is the result of additional natural gas production of 812 Mmcfe from producing property acquisitions which closed during the third quarter of 2005 and the addition of 272 Mmcfe from the acquisition of PGMT. These volumes were partially offset by natural gas production curtailments imposed upon us by natural gas pipelines and production declines from our Knox trend wells. We currently anticipate pipeline curtailments of approximately 3.0 Mmcf per day in Appalachia for the third quarter of 2006.

The following tables present our derivative financial instrument activities and our other income (expense) for the three and six months ended June 30, 2005 and 2006. The tables also show changes in these amounts between periods.

(Unaudited, in thousands)	Three months ended June 30,		Quarter to quarter change	Six months ended June 30, 2005		Year to year change
	2005	2006	2005-2006	2005	2006	2005-2006

Derivative financial instrument activities:
Cash settlements on derivative financial instruments	$(351)	$5,223	$5,574	$(56,676)	$2,428	$59,104
Non-cash change in fair value of derivative financial instruments	$(12,007)	30,009	42,016	(13,072)	73,579	86,651
Total derivative financial instrument activities	$(12,358)	$35,232	$47,590	$(69,748)	$76,007	$145,755

Other income, net:
Gain (loss) from foreign currency transactions	$(105)	$—	$105	$80	$—	$(80)
Interest, dividend and other, net	3,356	896	(2,460)	3,560	2,927	(633)
Total other income, net	$3,251	$896	$(2,355)	$3,640	$2,927	$(713)

Our derivative financial instrument activities increased revenue by $35.2 million and $76.0 million, respectively during the three and six months ended June 30, 2006, and include payments received totaling $2.4 million to settle existing contracts for the six months ended June 30, 2006. The six months ended June 30, 2005 include payments made by EXCO totaling $52.6 million to terminate certain contracts. In January and March 2005, we entered into new derivative financial instrument contracts for increased volumes at higher underlying product prices. The remaining $4.1 million of cash settlements of derivative financial instruments during the six months ended June 30, 2005, are a result of the significant increases in the NYMEX oil and natural gas prices that are used to settle our contracts over the oil and natural gas prices of our contracts.

For the three months ended June 30, 2005 and 2006, we recognized a decrease to revenue of $12.0 million and an increase in revenue of $30.0 million, respectively, from the change in the fair value of our derivative financial instruments. We expect that our revenues will continue to be significantly impacted in future periods by changes in the fair value of our derivative financial instruments as a result of the volatility in oil and natural gas prices and the volume of future oil and natural gas sales covered under our derivative financial instrument program.  For the three and six months ended June 30, 2006, 69% of our total production, for each period, was subject to derivative contracts.

Our other income decreased to $0.9 million for the three months ended June 30, 2006 from $3.3 million in the previous year’s quarter. The decrease is primarily due to lower interest income in the three months ended June 30, 2006 as a result of reduced cash balances as compared to the three months ended June 30, 2005.

Other income for the six months ended June 30, 2006 was $2.9 million compared with $3.6 million during the prior year period.  The decrease reflects lower interest income of $1.8 million, again due primarily to lower cash balances, which is partially offset by increased transportation revenue of $0.5 million.

Costs and expenses

The following tables present our oil and natural gas production costs and average oil and natural gas production cost per Mcfe for the three and six months ended June 30, 2005 and 2006. The 2006 data presented for the U.S. (excluding Appalachia) segment includes costs and expenses since the February 14, 2006 acquisition of TXOK, which became a consolidated subsidiary on that date. The tables also show the changes in these amounts between the periods.

	Three months ended June 30,		Quarter to quarter change	Six months ended June 30, 2005		Year to year change
(Unaudited, in thousands)	2005	2006	2005-2006	2005	2006	2005-2006

Oil and natural gas production costs:
Oil and natural gas operating costs:
U.S. (excluding Appalachia)	$2,613	$7,502	$4,889	$4,596	$11,541	$6,945
Appalachia	2,563	4,111	1,548	4,998	7,107	2,109
Total	$5,176	$11,613	$6,437	$9,594	$18,648	$9,054
Production and ad valorem taxes:
U.S. (excluding Appalachia)	1,508	$3,807	$2,299	$3,002	$7,002	$4,000
Appalachia	910	967	57	1,787	2,222	435
Total	$2,418	$4,774	$2,356	$4,789	$9,224	$4,435
Total oil and natural gas production costs:
U.S. (excluding Appalachia)	$4,121	$11,309	$7,188	$7,598	$18,543	$10,945
Appalachia	3,473	5,078	1,605	6,785	9,329	2,544
Total	$7,594	$16,387	$8,793	$14,383	$27,872	$13,489

	Three months ended June 30,		Quarter to quarter change	Six months ended June 30, 2005		Year to year change
(Unaudited)	2005	2006	2005-2006	2005	2006	2005-2006

Oil and natural gas production costs (per Mcfe):
Oil and natural gas operating costs:
U.S. (excluding Appalachia)	$0.96	$0.99	$0.03	$0.84	$0.94	$0.10
Appalachia	0.84	1.11	0.27	0.80	1.00	0.20
Total	0.90	1.03	0.13	0.82	0.96	0.14
Production and ad valorem taxes:
U.S. (excluding Appalachia)	$0.55	$0.50	$(0.05)	$0.55	$0.57	$0.02
Appalachia.	0.30	0.26	(0.04)	0.29	0.31	0.02
Total	0.42	0.42	—	0.41	0.48	0.07
Total oil and natural gas production costs:
U.S. (excluding Appalachia)	$1.51	$1.49	$(0.02)	$1.39	$1.51	$0.12
Appalachia	1.14	1.37	0.23	1.09	1.31	0.22
Total	1.31	1.45	0.14	1.23	1.44	0.21

Our oil and natural gas operating costs for the three and six months ended June 30, 2006 increased $6.4 million and $9.1 million, respectively, or 124.4% and 94.4%, respectively, from the same periods in 2005. The increase in oil and natural gas operating costs was primarily attributable to:

•                  the February 14, 2006 acquisition of TXOK which added $1.7 million and $6.3 million of operating costs for the three and six months ended June 30, 2006, respectively;

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

The oil and natural gas operating cost per unit for the U.S. (excluding Appalachia) segment increased from $0.90 and $0.82, respectively, per Mcfe for the three and six months ended June 30, 2005 to $1.03 and $0.96, respectively, per Mcfe, or 14.4% and 17.1%, respectively, for the three and six months ended June 30, 2006 which reflects the general increase in the costs of goods and services used in our operations and an increase in workover activities in the segment. The oil and natural gas operating cost per unit for Appalachia increased from $0.84 to $1.11, respectively, per Mcfe for the three months ended June 30, 2005 and 2006. For the six months ended June 30, 2005, operating costs per unit for Appalachia were $0.80 per equivalent Mcf, or 25% lower than the six months ended June 30, 2006 rate of $1.00 per equivalent Mcf. Overall, oil and natural gas operating costs increased due to higher personnel related costs as discussed above, an increase in repair and maintenance costs and a general increase in the costs of goods and services used in our operations.

Production and ad valorem taxes for the three and six months ended June 30, 2006 increased by $2.4 million and $4.4 million, respectively, or 97.4% and 92.6%, respectively, over the three and six months ended June 30, 2005. These increases are primarily attributable and correspond to the increase in oil and natural gas revenues resulting from increased sales volumes and higher oil and natural gas sales prices. Production taxes are set by the state and local governments and vary as to the tax rate and the value to which that rate is applied. Further, ad valorem taxes in Texas and other states are based partially on the value of oil and natural gas reserves, which have increased significantly in 2006 as compared with 2005 due to higher oil and natural gas prices. These taxes are generally based upon the price received for production.

Our depreciation, depletion and amortization costs for the three and six months ended June 30, 2006 increased by $21.4 million and $34.3 million, or 272.8% and 218.0%, respectively, from the same periods in 2005. The primary reasons for these increases were from increases in oil and natural gas sales volumes and an increase in the per unit depletion rate.   Oil and natural gas volumes increased 95.5% and 65.9% for the three and six months ended June 30, 2006, respectively.  The per unit depletion rate increased from $1.36 per Mcfe for the three months ended June 30, 2005 to $2.59 per Mcfe for the three months ended June 30, 2006 and from $1.34 per Mcfe for the six months ended June 30, 2005 to $2.58 per Mcfe for the six months ended June 30, 2006, respectively.

The higher rate for the six months ended June 30, 2006 reflects the impact of the stepped-up basis for our oil and natural gas properties from the Equity Buyout and the February 14, 2006 acquisition of TXOK. The six months ended June 30, 2005 depreciation, depletion and amortization is based on lower predecessor basis for our properties, resulting in lower per unit rates.

The following table presents our general and administrative costs for the three and six months ended June 30, 2005 and 2006. The table also shows the changes in these amounts between periods.

	Three months ended June 30,		Quarter to quarter change
(unaudited, in thousands)	2005	2006	2005-2006

General and administrative costs:
Gross general and administrative expense	$6,886	$9,319	$2,433
Operator overhead charges	(458)	(2,005)	(1,547)
Capitalized acquisition and exploitation charges	(374)	(784)	(410)
Net general and administrative expense	$6,054	$6,530	$476

General and administrative expense per Mcfe	$1.05	$0.58	$0.47

	Six months ended June 30,		Quarter to quarter change
(unaudited, in thousands)	2005	2006	2005-2006

General and administrative costs:
Gross general and administrative expense	$12,873	$16,994	$4,121
Operator overhead charges	(881)	(3,183)	(2,302)
Capitalized acquisition and exploitation charges	(734)	(1,372)	(638)
Net general and administrative expense	$11,258	$12,439	$1,181

General and administrative expense per Mcfe	$0.96	$0.64	$0.32

Our general and administrative costs for the three and six months ended June 30, 2006 increased by $0.5 million, or 7.9% and $1.2 million, or 10.5%, respectively, over the same periods in 2005.  The increases for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 were due primarily to:

•                  increased personnel costs of $2.8 million from increased level of acquisition activity and the consolidation of TXOK and PGMT;

•                  expensed  stock-based compensation costs of $1.7 million; and

•                  increased occupancy costs of $0.3 million resulting from expansion of corporate facilities.

Partially offsetting the above increases in general and administrative costs were:

•                  decreased legal and other professional services costs for the six months ended June 30, 2006 versus the same period in 2005 of $1.6 million as a result of extraordinarily high legal costs in the 2005 period resulting from fees incurred to consider an alternative business structure for us following the sale of Addison; and

•                  increased operator overhead recoveries of $2.3 million primarily resulting from the acquisition of TXOK.

The following table presents our interest expense for the three and six months ended June 30, 2005 and 2006. The table also shows the changes in these amounts between periods.

	Three months ended June 30,		Quarter to quarter change	Six months ended June 30,		Year to year
(Unaudited, in thousands)	2005	2006	2005-2006	2005	2006	2005-2006

Interest expense:
7¼% senior notes due 2011.	$8,156	$7,325	$(831)	$16,108	$14,661	$(1,447)
Credit agreements	91	4,282	4,191	342	5,461	5,119
Amortization and write-off of deferred financing costs	318	53	(265)	866	6,667	5,801
Interim bank loan	—	—	—	—	1,216	1,216
Total interest expense	$8,565	$11,660	$3,095	$17,316	$28,005	$10,689

Our interest expense for the three months ended June 30, 2006 increased $3.1 million from the same period in 2005. The increase is primarily due to interest expense associated with borrowings from our credit facility to finance property and corporate acquisitions.  Interest expense for the six months ended June 30, 2006 increased by $10.7 million from the same period in 2005. This increase was primarily due to borrowings under our credit facility, $1.2 million of interest expense attributable to an interim bank loan used to fund the Equity Buyout and $6.7 million of deferred loan costs written off as a result of the early pay off of the interim bank loan.  The interim bank loan was paid in full on February 14, 2006. Our long-term debt balance under our credit agreement was $324.0 million at June 30, 2006 compared to $1,000 at June 30, 2005.

Income taxes

Our effective tax rate on income from continuing operations for the three and six months ended June 30, 2006 was 41.3% and 39.6%, respectively. Our effective tax rate on losses from continuing operations for the three months ended June 30, 2005 approximates 218.1%, including a one time adjustment relating to foreign taxes from the sale of our Canadian subsidiary in the amount of $2.1 million. A substantial portion of our stock-based compensation included in our quarter ended June 30, 2006 results are in the form of incentive stock options which are not deductible for tax purposes until a disqualifying event occurs. The non-deductible portion of stock compensation increased our effective rate by approximately 0.4% during the three months ended June 30, 2006. This increase was partly offset by phased-in reduced tax rates in Ohio.  Although we had an increased presence in Texas and Oklahoma where state income tax rates are lower than in our Appalachia region, our net income was higher in Appalachia which increased our effective state rate for the quarter. On May 18, 2006, the Texas governor signed into law a Texas margin tax that replaces the current franchise tax effective January 1, 2007.  We have recorded the effect of the change in the tax rate on our existing deferred tax balances in the current quarter. During the three months ended June 30, 2006, we recorded deferred income taxes relating to the Texas margin tax in the amount of $0.8 million.

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

The loss from discontinued operations of $4.4 million before the gain on the sale of Addison and income taxes from discontinued operations for the six months ended June 30, 2005 includes:

•                  approximately $3.8 million in losses from derivative financial instrument activities, and

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

•                  $375.5 million to repay $171.8 million in principal plus accrued and unpaid interest of $0.9 million under the TXOK credit facility ($137.0 remained outstanding under this facility following the IPO) and $200.0 million in principal plus accrued and unpaid interest of $2.8 million under the TXOK term loan, both loans having been incurred in connection with the acquisition of ONEOK Energy; and

•                  $6.0 million to pay fees and expenses in connection with the IPO.

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

Net cash provided by operating activities was $142.7 million for the six months ended June 30, 2006, which reflects the impact of the TXOK acquisition and collections of income tax refunds from Canada attributable to our sale of Addison. At June 30, 2006, our cash and cash equivalents balance was $39.4 million, a decrease of $187.5 million from December 31, 2005 primarily as a result of the repayment of indebtedness incurred in connection with the Equity Buyout, the acquisition of TXOK and our second quarter asset and corporate acquisitions. On July 17, 2006, we made an interest payment on our 7¼% senior notes in the amount of $16.1 million.

Acquisitions and capital expenditures

The following table presents our capital expenditures for the six months ended June 30, 2005 and 2006. Our acquisition of TXOK did not result in any property acquisition expenditures as the acquisition was consummated by the redemption of TXOK’s preferred stock and for the assumption of TXOK’s debt. The capital expenditures for the six months ended June 30, 2006 include capital expenditures of TXOK during the February 14, 2006 to June 30, 2006 period.

	Six months ended
	June 30,
	2005	2006
	(Unaudited, in thousands)
Capital expenditures:
Property acquisitions (excluding TXOK Acquisition, Inc.)	$20,275	$137,016
Acquisition of Power Gas Marketing & Transmission, Inc., net of cash acquired, excluding debt and derivative financial instruments assumed	—	61,776
Lease purchases	751	1,444
Development capital expenditures	28,615	73,730
Other	2,669	4,060
Total capital expenditures	$52,310	$278,026

On January 21, 2005, we acquired the Minden field natural gas properties located in East Texas for a total purchase price of $17.9 million (approximately $17.7 million, net of contractual adjustments). Estimated total Proved Reserves acquired, net to our interest, included approximately 35 Mbbls of oil and 8.8 Bcf of natural gas. We funded the acquisition with $13.3 million in borrowings under our credit agreement and from surplus cash. The properties acquired consisted of 13 producing natural gas wells, which we now operate. We also acquired a small natural gas gathering system as part of this acquisition for an additional $0.7 million.

At the beginning of  2006, we budgeted approximately $159.1 million, excluding acquisitions, for our development, exploitation and exploration activities in the United States, including TXOK capital projects. As of June 30, 2006, we were contractually obligated to spend $18.4 million for our development and exploitation activities for the remainder of 2006. As a result of acquisitions closed in April and May 2006, we expect our capital budget for drilling and exploitation to increase by more than $59.7 million in 2006.

In April and May 2006, we acquired producing properties and undeveloped acreage in West Texas and the Cotton Valley trend in East Texas.  The purchase price of these assets was $137.3 million, which was funded with indebtedness drawn under our credit agreement.

On April 28, 2006, we closed an acquisition and acquired 100% of the common stock of Power Gas Marketing & Transmission, Inc., or PGMT, for a net purchase price of $113.0 million (see Note 14. “Acquisitions and dispositions”). The purchase price included the assumption of $13.1 million of debt and $38.1 million outstanding derivative financial instruments.  Upon closing of the transaction, which was funded with indebtedness drawn under our credit facility, we paid the assumed debt and terminated the assumed commodity hedges.  The acquisition was accounted for as a purchase in accordance with SFAS No. 141.

On July 24, 2006, we announced an agreement to acquire Winchester and its affiliated entities from Progress Energy, Inc. for $1.2 billion in cash, subject to purchase price adjustments.  The assets include producing and undeveloped acreage located in the Cotton Valley, Hosston and Travis Peak trends in East Texas and North Louisiana.  The assets also include six gathering systems with 300 miles of pipe and a 54 mile, 16 inch pipeline.  The acquisition is expected to close on or about October 2, 2006.  The acquisition will be financed with a $750 million term loan facility and a new revolving credit facility.  We have formed a new subsidiary to purchase Winchester and that subsidiary will be classified as an Unrestricted Subsidiary as defined under our indenture governing our senior notes and our credit agreement.  Concurrent with the closing of the purchase of Winchester, we currently intend to contribute to our acquisition subsidiary substantially all of our East Texas properties, with an estimated value of approximately $500 million, and related indebtedness of approximately $200 million.  The subsidiary will not be a guarantor of our debt obligations nor will we guarantee the debt of this subsidiary.  We currently intend to execute an equity offering by the subsidiary, through the sale of units representing limited partner interests, to repay this indebtedness.

On August 4, 2006, we acquired producing properties and undeveloped acreage in Wyoming.  The purchase price of these assets was $27.5 million , subject to post-closing contractual adjustments, and was funded by $20.0 million of indebtedness drawn under our credit agreement and $7.5 million of available cash.

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

On February 14, 2006, concurrent with the closing of our IPO, TXOK and its subsidiaries became restricted subsidiaries under and guarantors of the senior notes.  On May 4, 2006, PGMT became a guarantor of the senior notes.

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

We typically elect to borrow funds using the LIBOR interest rate option described above. At December 31, 2005 and June 30, 2006, the six month LIBOR rates were 4.70% and 5.59% which would result in interest rates of approximately 5.95% and 6.59%, respectively, on any new indebtedness we may incur under the credit agreement. At December 31, 2005 and June 30, 2006, we had $1,000 and $324.0 million respectively, of outstanding indebtedness under our credit agreement. As of June 30, 2006, we had $176.0 million available under our credit agreement based on the current aggregate commitment of $500.0 million. As of August 7, 2006, we had $354.0 million of outstanding indebtedness under our credit agreement and $146.0 million was available to be drawn for future capital spending, including acquisitions, or other liquidity needs, based on our current aggregate commitment of $500.0 million.

Additionally, the credit agreement contains a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur additional indebtedness, restrictions on our ability to pledge assets, and a prohibition on the payment of dividends on our common stock. As of June 30, 2006, we were in compliance with the covenants contained in our credit agreement.

Derivative financial instruments

We may use derivative financial instruments to manage exposure to commodity prices and interest rate risks. Our objectives for holding derivatives are to minimize risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Our production is generally sold at prevailing market prices. However, we periodically enter into derivative financial instrument contracts for a portion of our production when market conditions are deemed favorable and oil and natural gas prices exceed our minimum internal price targets.

Our objective in entering into derivative financial instrument contracts is to manage price fluctuations and achieve a more predictable cash flow associated with our acquisition activities and borrowings under our credit agreement. These transactions limit exposure to declines in prices, but also limit the benefits we would realize if prices increase. During the six months ended June 30, 2005, we closed several of our derivative financial instrument contracts upon the payment of $67.6 million to our counterparties, of which $15.0 million was related to the sale of Addison and $52.6 million was related to our U.S. production. We also entered into new derivative financial instrument contracts at higher prices. As of June 30, 2006, we had contracts in place for the volumes and prices shown in the table below, which includes contracts we entered into since June 30, 2006.

	Swaps
	NYMEX gas volume - Mmbtus	Weighted average contract price per Mmbtu	Basis protection volume - Mmbtus	Weighted average differential to NYMEX	NYMEX oil volume - Bbls	Weighted average contract price per Bbl
	(in thousands, except average contract prices)
Q3 2006	7,189	$7.50	1,380	$(0.32)	174	$70.81
Q4 2006	7,514	8.25	1,380	(0.32)	173	71.02
2007	29,790	8.52	—	—	734	69.53
2008	25,140	8.51	—	—	327	62.67
2009	7,705	7.14	—	—	120	60.80
2010	6,985	6.63	—	—	108	59.85
2011	1,825	4.51	—	—	—	—
2012	1,830	4.51	—	—	—	—
2013	1,825	4.51	—	—	—	—

	Floor				Ceiling
		Weighted		Weighted		Weighted		Weighted
		average		average		average		average
	NYMEX gas	contract	Oil	contract	NYMEX gas	contract	Oil	contract
	volume -	price per	volume -	price per	volume -	price per	volume -	price per
	Mmbtus	Mmbtu	Bbls	Bbl	Mmbtus	Mmbtu	Bbls	Bbl
(in thousands, except average contract prices)
Q3 2006	465	$6.15	27	$50.35	465	$10.00	27	$60.00
Q4 2006	—	—	27	50.35	—	—	27	60.00

We occasionally enter into fixed-price physical delivery contracts as well as commodity price swap derivatives to manage price risk with regard to a portion of our oil and natural gas production.

Off-balance sheet arrangements

None.

Contractual obligations and commercial commitments

The following table presents a summary of our contractual obligations at June 30, 2006:

	Less than one year	One to three years	Three to five years	More than five years	Total
	(in thousands)
Contractual Obligations:
7 1/4% senior notes due 2011	$—	$—	$444,720	$—	$444,720
Revolving credit agreement	—	—	324,000	—	324,000
Operating leases	3,533	6,864	3,245	395	14,036
Derivative financial instruments	(8,467)	35,279	18,619	10,987	56,418
Drilling/work commitments	25,023	6,657	—	—	31,680
Total contractual cash obligations	$20,089	$48,800	$790,584	$11,382	$870,854

Item 3. Quantitative and qualitative disclosures about market risk

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

The following table sets forth our derivative financial instrument activities as of July 31, 2006.

	Volume Mmbtu/Bbls	Weighted average strike price	Weighted average differential to NYMEX	Fair value at July 31, 2006 gain (loss)
	(in thousands, except prices and differentials)
Natural gas:
Swaps
Remainder of 2006	12,726	$7.97		$(11,986)
2007	29,790	8.52		(36,347)
2008	25,140	8.51		(13,940)
2009	7,705	7.14		(9,216)
2010	6,985	6.63		(8,060)
2011	1,825	4.51		(4,412)
2012	1,830	4.51		(3,726)
2013	1,825	4.51		(3,130)
	87,826

Basis protection swaps:
Remainder of 2006	2,295		$(0.32)	1,489
	2,295

Total natural gas				(89,328)

Oil:
Swaps:
Remainder of 2006	287	70.98		(1,547)
2007	734	69.53		(6,033)
2008	327	62.67		(4,134)
2009	120	60.80		(1,419)
2010	108	59.85		(1,137)
	1,576

Floor:
Remainder of 2006	45	50.35		0
	45

Ceiling:
Remainder of 2006	45	60.00		(734)
	45

Total oil				(15,004)

Total oil and natural gas				$(104,332)

At July 31, 2006, the average forward NYMEX oil prices per Bbl for the remainder of 2006 was $76.45 and $78.18 for 2007 and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2006 and for calendar 2007 were $8.93 and $9.82, respectively.

Realized gains or losses from the settlement of derivative financial instruments are recorded in our financial statements as increases or decreases in derivative financial instrument activities. For example, using the oil swaps in place at June 30, 2006, if the settlement price exceeded the actual weighted average strike price of $67.21, then a reduction in derivative financial instrument activities revenue would have been recorded for the difference between the settlement price and $67.21 multiplied by the hedged volume of 1,635 Mbbls. Conversely, if the settlement price was less than $67.21, then an increase in derivative financial instrument activities revenue would have been recorded for the difference between the settlement price and $67.21 multiplied by the hedged volume of 1,635 Mbbls. For example, for a hedged volume of 1,635 Mbbls, if the settlement price was $66.21, then derivative financial instrument activities revenue would have decreased by $1.6 million. Conversely, if the settlement price was $68.21, derivative financial instrument activities revenue would have increased by $1.6 million.

Interest rate risk

At June 30, 2006, our exposure to interest rates related primarily to borrowings under our credit agreement. The interest rate is fixed at 7¼% on our $444.7 million in senior notes. As of June 30, 2006, we were not using any derivatives to manage interest rate risk. Interest is payable on aggregate principal amount in borrowings under our credit agreement based on a floating rate as more fully described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. At August 7, 2006, we had $354.0 million in outstanding borrowings under our credit agreement. The interest we pay on these borrowings is set periodically based upon market rates. A 1% change in interest rates would affect interest on these borrowings by approximately $3.5 million per year.

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

Our management, under the supervision and with the participation of our CEO and our CFO who is also our Chief Accounting Officer, collectively referred to as the disclosure committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006.

Due to the material weakness described below, our CEO and CFO continue to conclude that our disclosure controls and procedures were not effective as of June 30, 2006. As noted below, we believe we have taken the necessary steps to address the matters related to the material weakness.  However, before concluding that the material weakness has been remediated, management believes that the new internal controls should be implemented and operational for a sufficient period of time to demonstrate that the controls are operating effectively. We believe our consolidated financial statements included in this quarterly report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.

Material weakness in internal control over financing reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management had previously concluded that we did not maintain effective controls over the preparation and review of the quarterly and annual tax provision and the related financial statement presentation and disclosure of income tax matters. Specifically, our controls were not adequate to ensure the completeness and accuracy of the tax provision and the deferred tax balances, including the timing and classification of recording the tax impact of an extraordinary dividend. This control deficiency resulted in the restatement of our consolidated financial statements for the quarters ended June 30, 2005 and September 30, 2005 and audit adjustments to the consolidated financial statements for the years ended December 31, 2004 and 2005, affecting income tax expense and the deferred tax liability accounts.  We undertook numerous remedial actions, as described below, to enhance controls.

Remediation of material weakness

During 2005 and 2006, the following remedial activities were undertaken to strengthen internal controls to address the material weakness described above:

•                   we added additional staff to our tax department, as well as a new tax director.

•                   we changed the process in calculating our quarterly and annual tax provisions and related deferred taxes that streamline and simplify the process, thereby increasing the effectiveness of the Company’s tax calculation process.

•                   we added staff to our financial reporting function with technical expertise to strengthen our deferred tax calculation and reviews.

•                   we implemented more stringent reviews of the quarterly tax provision.

We believe we have taken the necessary steps to address the matters related to the material weakness described above.  However, before concluding that the material weakness has been remediated, management believes that the new internal controls should be implemented and operational for a sufficient period of time to demonstrate that the controls are operating effectively.

Changes in internal control over financial reporting

Other than the remedial actions taken to address the material weakness as noted above, there have been no changes in internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.6

Securities Account Control Agreement, dated as of February 10, 2005, among EXCO Resources, Inc., Wilmington Trust Company and J.P. Morgan Securities Inc., filed as an Exhibit to EXCO’s Form 8-K/A Amendment No. 1 dated February 10, 2005 and filed February 16, 2005 and incorporated by reference herein.

4.7

Third Supplemental Indenture by and among EXCO Resources, Inc., TXOK Acquisition, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Amendment No. 1 to its Current Report on Form 8-K dated February 8, 2006, filed on February 21, 2006 and incorporated by reference herein.

4.8

Fourth Supplemental Indenture by and among EXCO Resources, Inc., Power Gas Marketing & Transmission, Inc. and Wilmington Trust Company, as trustee, filed as an Exhibit to EXCO’s Form 8-K dated May 4, 2006, filed on May 10, 2006 and incorporated by reference herein.

10.1

Indenture among EXCO Resources, Inc., the Subsidiary Guarantors and Wilmington Trust Company, as Trustee, dated as of January 20, 2004, filed as exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on January 21, 2004 and incorporated by reference herein.

10.2	First Supplemental Indenture by and among EXCO Resources, Inc., North Coast Energy, Inc., North Coast Energy Eastern, Inc. and Wilmington Trust Company, as Trustee, dated as of January 27, 2004.*

10.3

Second Supplemental Indenture by and among EXCO Resources, Inc., Pinestone Resources, LLC and Wilmington Trust Company, as Trustee, dated as of December 21, 2004, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2004 filed March 31, 2005 and incorporated by reference herein.

10.4

Third Supplemental Indenture by and among EXCO Resources, Inc., TXOK Acquisition, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Amendment No. 1 to its Current Report on Form 8-K dated February 8, 2006, filed on February 21, 2006 and incorporated by reference herein

10.5	Form of 7¼% Global Note Due 2011.**

10.6

First Amended and Restated Registration Rights Agreement, by and among EXCO Holdings Inc. and the Initial Holders (as defined therein), effective January 5, 2006, filed as an Exhibit to EXCO’s Amendment No. 1 to the Form S-1 (File No. 333-129935) filed on January 6, 2006 and incorporated by reference herein.

10.7

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

10.8

Agreement and Plan of Merger between EXCO Holdings Inc. and EXCO Resources, Inc., dated February 9, 2006, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 8, 2006, filed February 14, 2006 and incorporated by reference herein.

10.9

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

10.12

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

10.13

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

10.14

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

10.15

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

10.16

EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.***

10.17

Form of Incentive Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.***

10.18

Form of Nonqualified Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.***

10.19

Form of Restricted Stock Award Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.***

10.20

Fourth Supplemental Indenture by and among EXCO Resources, Inc., Power Gas Marketing & Transmission, Inc. and Wilmington Trust Company, as trustee, filed as an Exhibit to EXCO’s Form 8-K dated May 4, 2006, filed on May 10, 2006 and incorporated by reference herein.

10.21

Agreement and Plan of Merger, dated July 22, 2006, by and among Winchester Energy Company, Ltd., Progress Fuels Corporation, WGC Holdco, LLC, and Winchester Acquisition, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 22, 2006, filed on July 24, 2006, and incorporated herein by reference.

10.22

Payment Performance Guaranty, dated July 22, 2006, by and between Progress Fuels Corporation and EXCO Resources, Inc., filed as an exhibit to EXCO’s Current Report on Form 8-K, dated July 22, 2006, filed on July 24, 2006, and incorporated by reference herein.

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

EXCO RESOURCES, INC.
(Registrant)

Date: August 9, 2006	By:	/s/ DOUGLAS H. MILLER
Douglas H. Miller
Chairman and Chief Executive Officer

	By:	/s/ J. DOUGLAS RAMSEY
J. Douglas Ramsey, Ph.D.
Vice President, Chief Financial Officer and Chief Accounting Officer

Index to Exhibits

EXHIBIT NUMBER	Description Of Exhibit
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

4.6

Securities Account Control Agreement, dated as of February 10, 2005, among EXCO Resources, Inc., Wilmington Trust Company and J.P. Morgan Securities Inc., filed as an Exhibit to EXCO’s Form 8-K/A Amendment No. 1 dated February 10, 2005 and filed February 16, 2005 and incorporated by reference herein.

4.7

Third Supplemental Indenture by and among EXCO Resources, Inc., TXOK Acquisition, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Amendment No. 1 to its Current Report on Form 8-K dated February 8, 2006, filed on February 21, 2006 and incorporated by reference herein.

4.8

Fourth Supplemental Indenture by and among EXCO Resources, Inc., Power Gas Marketing & Transmission, Inc. and Wilmington Trust Company, as trustee, filed as an Exhibit to EXCO’s Form 8-K dated May 4, 2006, filed on May 10, 2006 and incorporated by reference herein.

10.1

Indenture among EXCO Resources, Inc., the Subsidiary Guarantors and Wilmington Trust Company, as Trustee, dated as of January 20, 2004, filed as exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on January 21, 2004 and incorporated by reference herein.

10.2	First Supplemental Indenture by and among EXCO Resources, Inc., North Coast Energy, Inc., North Coast Energy Eastern, Inc. and Wilmington Trust Company, as Trustee, dated as of January 27, 2004.*

10.3

Second Supplemental Indenture by and among EXCO Resources, Inc., Pinestone Resources, LLC and Wilmington Trust Company, as Trustee, dated as of December 21, 2004, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2004 filed March 31, 2005 and incorporated by reference herein.

10.4

Third Supplemental Indenture by and among EXCO Resources, Inc., TXOK Acquisition, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Amendment No. 1 to its Current Report on Form 8-K dated February 8, 2006, filed on February 21, 2006 and incorporated by reference herein.

10.5	Form of 7¼% Global Note Due 2011.**

10.6

First Amended and Restated Registration Rights Agreement, by and among EXCO Holdings Inc. and the Initial Holders (as defined therein), effective January 5, 2006, filed as an Exhibit to EXCO’s Amendment No. 1 to the Form S-1 (File No. 333-129935) filed on January 6, 2006 and incorporated by reference herein.

10.7

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

10.8

Agreement and Plan of Merger between EXCO Holdings Inc. and EXCO Resources, Inc., dated February 9, 2006, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 8, 2006, filed February 14, 2006 and incorporated by reference herein.

10.9

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

10.12

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

10.13

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

10.14

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

10.15

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

10.16

EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.***

10.17

Form of Incentive Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.***

10.18

Form of Nonqualified Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.***

10.19

Form of Restricted Stock Award Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.***

10.20

Fourth Supplemental Indenture by and among EXCO Resources, Inc., Power Gas Marketing & Transmission, Inc. and Wilmington Trust Company, as trustee, filed as an Exhibit to EXCO’s Form 8-K dated May 4, 2006, filed on May 10, 2006 and incorporated by reference herein .

10.21

Agreement and Plan of Merger, dated July 22, 2006, by and among Winchester Energy Company, Ltd., Progress Fuels Corporation, WGC Holdco, LLC, and Winchester Acquisition, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 22, 2006, filed on July 24, 2006, and incorporated herein by reference.

10.22

Payment Performance Guaranty, dated July 22, 2006, by and between Progress Fuels Corporation and EXCO Resources, Inc., filed as an exhibit to EXCO’s Current Report on Form 8-K, dated July 22, 2006, filed on July 24, 2006, and incorporated by reference herein.

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