Form 10-K/A
period 2005-12-31
EXCO RESOURCES INC
filed 2006-12-07
CIK 316300

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note—Restatement of supplemental information related to oil and natural gas producing activities (unaudited)

        EXCO Resources, Inc. discovered an error in unaudited data contained in Note 20.—"Supplemental information relating to oil and natural gas producing activities—continuing operations (unaudited)" of the Notes to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2005 (the Original 10-K). As a result, we are restating our previously reported supplemental oil and gas disclosures for the years ended December 31, 2003, 2004 and 2005 prepared pursuant to Statement of Financial Accounting Standards No. 69 ("FAS 69"). The amendment is due to our historical use of near month NYMEX futures prices for calculating oil and natural gas reserves and the standardized measure instead of using the physical spot price at the end of each reporting period. The amended amounts of the standardized measure, quantities and PV-10 are located in the following sections of this Amendment No. 2 to the Original 10-K:

  •
  Part I. Item 1—"Business" and

  •
  Part II. Item 8—"Financial Statements and Supplementary Data".

        The supplemental information relating to oil and natural gas properties is located in an unaudited footnote to our audited consolidated financial statements. This footnote is prepared in accordance with the guidelines of FAS 69. Historically, we used the near month NYMEX futures oil and natural gas prices. The Company has determined that the use of the near month NYMEX price is not correct and is amending the price to physical spot prices. Typically, the near month NYMEX futures price and physical spot price for both oil and natural gas are closely aligned as shown in the table below. However, as shown below, the differential for natural gas was much larger at December 31, 2005 exacerbated by a temporary increase in the geographic market differences which had a negative impact on the calculation of the standardized measure.

        Prices for each of the years ended December 31, 2003, 2004 and 2005 were as follows:

	NYMEX	WTI Cushing Spot	% difference
Oil prices:
December 31, 2003	$32.52	$32.47	-0.15%
December 31, 2004	$43.45	$43.33	-0.28%
December 31, 2005	$61.04	$61.03	-0.02%
	NYMEX	Henry Hub Spot	% difference
Natural gas prices:
December 31, 2003	$6.19	$5.97	-3.55%
December 31, 2004	$6.15	$6.18	0.49%
December 31, 2005	$11.23	$10.08	-10.24%

        This amendment to the supplemental oil and natural gas information had no impact on our consolidated balance sheets, consolidated statements of operations, consolidated statements of changes in stockholders' equity or consolidated statements of cash flows for the years ended December 31, 2003, 2004 and 2005. The Company evaluated impacts of revised computations of depreciation, depletion and amortization reported in the Original 10-K and determined that the impacts were not material due to the changes to the estimated total proved reserves being impacted by less than 1% for each of the years affected by this Amendment No. 2. The only restated amounts in Item 8—"Financial Statements and Supplementary Data" are to the standardized measure and quantities in Note 20 and in Item 1.—"Business" to the standardized measure, quantities and PV-10 of this Amendment No. 2. A summary of the changes to estimated total proved reserves, estimated quantities of proved developed reserves and the standardized measure for the periods affected is presented in the following tables:

	As reported on Original 10-K (NYMEX futures)
(dollars in thousands)	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
Estimated total proved reserves (Mmcfe)	223,964	405,775	444,614
Estimated quantities of proved developed reserves (Mmcfe)	174,741	355,442	357,530
Standardized measure of discounted future net cash flows	$234,085	$473,390	$930,327
	As restated using spot pricing
(dollars in thousands)	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
Estimated total proved reserves (Mmcfe)	223,400	406,068	441,962
Estimated quantities of proved developed reserves (Mmcfe)	174,195	355,678	354,878
Standardized measure of discounted future net cash flows	$226,006	$473,737	$823,299
	Percentage changes
	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
Estimated total proved reserves (Mmcfe)	-0.3%	0.1%	-0.6%
Estimated quantities of proved developed reserves (Mmcfe)	-0.3%	0.1%	-0.7%
Standardized measure of discounted future net cash flows	-3.5%	0.1%	-11.5%

        We are also amending Part IV. Item 15—Exhibits and Financial Statement Schedules to update the certifications of the Chief Executive Offer, Chief Financial Officer and Chief Accounting Officer.

        Other than as specified above, this amendment does not modify or affect the financial statements or the notes thereto in the Original 10-K. This amendment does not reflect events occurring after the filing of the Original 10-K nor modify or update the disclosures contained therein in any way other than as required to reflect the amendments as described above. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the complete text of each affected item, as amended, is included herein. Sections not affected by this amendment have not been repeated.

EXCO RESOURCES, INC.

PART I

ITEM 1. BUSINESS

General

        EXCO Resources, Inc., a Texas corporation incorporated in October 1955, is an independent oil and natural gas company engaged in the acquisition, development and exploitation of onshore North American oil and natural gas properties. Our operations are focused in key North American oil and natural gas areas including Appalachia, East Texas, Mid-Continent, Permian and the Rockies. As of December 31, 2005, our Proved Reserves were approximately 442.0 Bcfe, of which 91% were natural gas and 80% were Proved Developed Reserves. As of December 31, 2005, the related PV-10 of our Proved Reserves was $1.3 billion, and the Standardized Measure of our Proved Reserves was $823.3 million. For the twelve months ended December 31, 2005, we produced 23.6 Bcfe of oil and natural gas, which translates to a Reserve Life of approximately 18.8 years. For the twelve month period ended December 31, 2005, we generated $202.9 million of oil and natural gas revenues. On February 14, 2006, as more fully described below, we acquired TXOK Acquisition, Inc., or TXOK. Our pro forma Proved Reserves as of December 31, 2005, including those of TXOK are 663.4 Bcfe with a PV-10 of Proved Reserves of $1.9 billion and a Standardized Measure of Proved Reserves of $1.4 billion.

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

  •
  Experienced management team with significant employee ownership

  Our management team has led both public and private oil and natural gas companies over the past 20 years and has an average of over 26 years of industry experience in acquiring, developing, and exploiting oil and natural gas properties. Our management team first purchased a significant ownership interest in us in December 1997, and since then we have achieved substantial growth in reserves and production. Since the beginning of 1998, we have increased our Proved Reserves from 4.7 Bcfe to 663.4 Bcfe on a pro forma basis, and our average daily production increased from less than 1 Mmcfe per day in 1997 to 117.1 Mmcfe per day in December 2005, on a pro forma basis. Importantly, as of March 15, 2006, our management team and employees (excluding our outside directors) own approximately 12.4% of our fully-diluted capital stock, which aligns their objectives with those of our shareholders.

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

        On February 14, 2006, we redeemed all of the outstanding TXOK preferred stock, which represented 90% of the voting rights of TXOK. The redemption price for the TXOK preferred stock was (a) cash in the amount of approximately $163.4 million and (b) 388,889 shares of common stock of EXCO Resources. Once the TXOK preferred stock was redeemed, our acquisition of TXOK, or the TXOK acquisition, was complete and it became our wholly-owned subsidiary. The properties TXOK acquired in the TXOK acquisition included 1,057 gross (453.1 net) producing oil and natural gas wells in Texas and Oklahoma at December 31, 2005. TXOK has Proved Reserves, estimated as of December 31, 2005, of approximately 221.4 Bcfe of oil and natural gas, and 151 miles of natural gas gathering lines. The acquired properties produced an average of 970 Bbls of oil per day and 46.9 Mmcf of natural gas per day during 2005. For more information about the TXOK acquisition, see "Item 13. Certain relationships and related transactions—TXOK acquisition."

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

Summary of geographic areas of operation

        The following tables set forth summary operating information attributable to our principal geographic areas of operation as of December 31, 2005 on a pro forma basis:

Areas	Total proved reserves (Bcfe)(1)	PV-10 (in millions) (1)(2)	Average December daily net production (Mmcfe/d)	Reserve life (years)(8)
Appalachia	279.4	$848.5	39.0	19.6
East Texas(3)	160.5	420.6	35.4	12.4
Mid-Continent(3)	114.1	377.2	27.0	11.6
Permian	57.4	133.2	7.5	21.0
Rockies	46.8	114.4	6.7	19.1
Other	5.2	13.4	1.5	9.1

Total	663.4	$1,907.3	117.1	15.5

Areas	Identified drilling locations(4)	Identified exploitation projects(5)	Total gross acreage	Total net acreage(6)
Appalachia	1,089	123	664,450	626,628
East Texas(7)	260	169	56,509	31,841
Mid-Continent(7)	187	188	179,065	105,150
Permian	80	32	47,755	27,395
Rockies	53	65	56,440	29,978
Other	5	8	7,543	4,055

Total	1,674	585	1,011,762	825,047

(1)
The total Proved Reserves and PV-10 of the Proved Reserves as used in this table were prepared by Lee Keeling and Associates. The Proved Reserves and PV-10 for each area were determined by our internal engineers.

(2)
The PV-10 data used in this table is based on December 31, 2005 spot prices of $10.08 per Mmbtu for natural gas and $61.03 per Bbl for oil, in each case adjusted for historical differentials. Market prices for oil and natural gas are volatile. See "Item 1A. Risk factors—Risks relating to our business." We believe that PV-10 before income taxes, while not a financial measure in accordance with generally accepted accounting principles, is an important financial measure used by investors and independent oil and natural gas producers for evaluating the relative significance of oil and natural gas properties and acquisitions because the tax characteristics of comparable companies can differ materially. The total Standardized Measure for our Proved Reserves as of December 31, 2005 was $1.4 billion on a pro forma basis. The Standardized Measure represents the PV-10 after giving effect to income taxes, and is calculated in accordance with SFAS 69. The amount of estimated future abandonment costs, the PV-10 of these costs and the Standardized Measure were determined by us.

        The following table provides a reconciliation of our PV-10 to our Standardized Measure as of December 31, 2005 on a pro forma basis:

(in millions)
PV-10	$1,907.3
Future income taxes	(1,331.3)
Discount of future income taxes at 10% per annum	780.9

Standardized Measure	$1,356.9

(3)
The table above includes the following information for TXOK:

Areas	Total Proved Reserves (Bcfe)	PV-10 (in millions)	Average December daily net production (Mmcfe/d)	Reserve Life (years)(8)
East Texas	125.8	$328.0	26.2	13.2
Mid-Continent	95.6	330.7	25.0	10.5

Total	221.4	$658.7	51.2	11.8

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

	At December 31,		At December 31, 2005(2)
	2003	2004	EXCO	TXOK	Pro forma
Oil (Mmbbls)
Developed	7.8	6.0	5.5	3.0	8.5
Undeveloped	2.7	1.2	1.3	1.1	2.4

Total	10.5	7.2	6.8	4.1	10.9

Natural gas (Bcf)
Developed	123.5	318.3	321.7	162.3	484.0
Undeveloped	32.1	43.1	79.5	34.5	114.0

Total	155.6	361.4	401.2	196.8	598.0

Natural Gas Liquids (Mmbbls)
Developed	0.7	0.2	—	—	—
Undeveloped	0.1	—	—	—	—

Total	0.8	0.2	—	—	—

Total equivalent reserves (Bcfe)	223.4	406.1	442.0	221.4	663.4

Pre-tax Present Value, discounted at 10% (PV-10) (in millions)(1)
Developed	$265.4	$642.2	$1,046.7	$550.8	$1,597.5
Undeveloped	66.5	58.2	201.9	107.9	309.8

Total	$331.9	$700.4	$1,248.6	$658.7	$1,907.3

Standardized Measure (in millions)	$226.0	$473.7	$823.3	$533.6	$1,356.9

(1)
The PV-10 data does not include the effects of income taxes or commodity price risk management activities, and is based on the following NYMEX spot prices, in each case adjusted for historical differentials.

	Spot price
Date	Natural gas (per Mmbtu)	Oil (per Bbl)
December 31, 2003	$5.97	$32.47
December 31, 2004	$6.19	$43.33
December 31, 2005	$10.08	$61.03
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

	At December 31,		At December 31, 2005
(in millions)
	2003	2004	EXCO	TXOK	Pro forma
PV-10	$331.9	$700.4	$1,248.6	$658.7	$1,907.3
Future income taxes	(243.1)	(588.9)	(1,097.6)	(233.7)	(1,331.3)
Discount of future income taxes at 10% per annum	137.2	362.2	672.3	108.6	780.9

Standardized Measure	$226.0	$473.7	$823.3	$533.6	$1,356.9

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

/s/  PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
March 31, 2006

EXCO Resources, Inc.
Consolidated balance sheets

	December 31,
	2004	2005
(in thousands, except per share amounts)	Private predecessor	Successor
Assets
Current assets:
Cash and cash equivalents	$16,007	$224,991
Accounts receivable:
Oil and natural gas sales	18,130	36,895
Joint interest	2,213	1,081
Canadian income taxes receivable	—	18,483
Interest and other	418	12,189
Related party	—	2,621
Deferred income taxes	—	29,968
Deferred costs of initial public offering	—	3,380
Oil and natural gas derivatives	242	—
Marketable securities	69	—
Other	3,962	10,898
Current assets of discontinued operations	34,807	—

Total current assets	75,848	340,506

Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	18,829	53,121
Proved developed and undeveloped oil and natural gas properties	454,328	873,595
Accumulated depreciation, depletion and amortization	(31,707)	(13,281)

Oil and natural gas properties, net	441,450	913,435

Gas gathering, office and field equipment, net	27,014	33,271
Assets of discontinued operations	346,926	—
Deferred financing costs, net	10,779	—
Goodwill	19,984	220,006
Other assets	22	419

Total assets	$922,023	$1,507,637

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

        On February 14, 2006, upon closing of the initial public offering (IPO), the interim bank loan, together with accrued interest was paid in full.

7. Income taxes

        The income tax provision attributable to our income (loss) before income taxes consists of the following:

	Public Predecessor	Private Predecessor			Successor
(in thousands)	For the 209 day period from January 1, 2003 to July 28, 2003	For the 156 day period from July 29, 2003 to December 31, 2003	Year ended December 31, 2004	For the 275 day period from January 1, 2005 to October 2, 2005	For the 90 day period from October 3, 2005 to December 31, 2005
Current expenses (benefit):
U.S.
Federal	$—	$—	$—	$(3,563)	$(7,020)
State	(181)	—	1,445	(668)	(1,315)

Total current income tax (benefit)	(181)	—	1,445	(4,231)	(8,335)

Deferred:
U.S.
Federal	—	(2,692)	4,681	(49,881)	12,656
State	—	(131)	(91)	(9,586)	3,000
Canadian	—	(4,941)	(909)	—	—

Total deferred income tax (benefit)	—	(7,764)	3,681	(59,467)	15,656

Total income tax (benefit)	$(181)	$(7,764)	$5,126	$(63,698)	$7,321

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

        As required by SFAS 123(R), the granting of options under the 2005 Incentive Plan by Holdings to our employees are share-based payment transactions and are to be treated as compensation expense by us with a corresponding increase to additional paid-in capital. Volatility was determined based on the weighted average of historical volatility of the common stock of the Public Predecessor for 1.25 years and the daily closing prices from five comparable public companies. Total share-based compensation for the 90 day period from October 3, 2005 to December 31, 2005 was $3.2 million, of which $2.2 million is included in general and administrative expense and $1.0 million was capitalized as part of proved developed and undeveloped oil and natural gas properties, as discussed in "Note 2. Summary of significant accounting policies." Total share-based compensation to be recognized on unvested awards is $7.5 million over a weighted average period of 2.83 years.

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

EXCO RESOURCES, INC.

CONSOLIDATING BALANCE SHEET (Unaudited)

December 31, 2004

(in thousands)	Resources	Guarantor subsidiaries	Non-guarantor subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,535	$7,472	$—	$—	$16,007
Other current assets	12,132	12,902	—	—	25,034
Current assets of discontinued operations	—	—	34,807	—	34,807

Total current assets	20,667	20,374	34,807	—	75,848

Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	783	18,046	—	—	18,829
Proved developed and undeveloped oil and natural gas properties	70,569	383,759	—	—	454,328
Allowance for depreciation, depletion and amortization	(9,592)	(22,115)	—	—	(31,707)

Oil and natural gas properties, net	61,760	379,690	—	—	441,450
Gas gathering, office and field equipment, net	1,935	25,079	—	—	27,014
Goodwill	19,984	—	—	—	19,984
Investments in and advances to affiliates	658,198	—	—	(658,198)	—
Assets of discontinued operations	—	—	346,926	—	346,926
Other assets, net	10,779	22	—	—	10,801

Total assets	$773,323	$425,165	$381,733	$(658,198)	$922,023

Liabilities and Stockholder's Equity
Current liabilities	$60,807	$10,284	$—	$—	$71,091
Current liabilities of discontinued operations	—	—	34,604	—	34,604
Long-term debt	487,453	—	—	—	487,453
Deferred income taxes	7,448	8,346	—	—	15,794
Other liabilities	30,532	6,963	—	—	37,495
Payable to parent	(16,668)	118,564	191,702	(293,598)	—
Liabilities of discontinued operations	—	—	71,835	—	71,835
Commitments and contingencies	—	—	—	—	—
Stockholder's equity	203,751	281,008	83,592	(364,600)	203,751

Total liabilities and stockholder's equity	$773,323	$425,165	$381,733	$(658,198)	$922,023

EXCO RESOURCES, INC.

CONSOLIDATING BALANCE SHEET (Unaudited)

December 31, 2005

(in thousands)	Resources	Guarantor subsidiaries	Non-guarantor subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$189,537	$35,454	$—	$—	$224,991
Other current assets	67,777	47,738	—	—	115,515

Total current assets	257,314	83,192	—	—	340,506

Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	49	53,072	—	—	53,121
Proved developed and undeveloped oil and natural gas properties	94,872	778,723	—	—	873,595
Allowance for depreciation, depletion and amortization	(1,650)	(11,631)	—	—	(13,281)

Oil and natural gas properties, net	93,271	820,164	—	—	913,435
Gas gathering, office and field equipment, net	2,423	30,848	—	—	33,271
Goodwill	76,786	143,220	—	—	220,006
Investments in and advances to affiliates	891,817	—	—	(891,817)	—
Other assets, net	—	419	—	—	419

Total assets	$1,321,611	$1,077,843	$—	$(891,817)	$1,507,637

Liabilities and Stockholder's Equity
Current liabilities	$418,833	$52,546	$—	$—	$471,379
Long term debt	461,802	—	—	—	461,802
Deferred income taxes	33,842	100,761	—	—	134,603
Other liabilities	56,975	40,197	—	—	97,172
Payable to Parent	7,478	371,199	—	(378,677)	—
Commitments and contingencies	—	—	—	—	—
Stockholder's equity	342,681	513,140	—	(513,140)	342,681

Total liabilities and stockholder's equity	$1,321,611	$1,077,843	$—	$(891,817)	$1,507,637

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the 209 day period ended July 28, 2003

(in thousands)	Resources	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Revenues and other income:
Oil and natural gas sales	$7,502	$14,901	$—	$—	$22,403
Other income (loss)	(1,129)	—	—	—	(1,129)
Equity in earnings of subsidiaries	18,068	—	—	(18,068)	—

Total revenues and other income	24,441	14,901	—	(18,068)	21,274

Costs and expenses:
Oil and natural gas production	7,361	4,019	—	—	11,380
Depreciation, depletion and amortization	3,158	1,967	—	—	5,125
Accretion of discount on asset retirement obligations	240	80	—	—	320
General and administrative	11,347	—	—	—	11,347
Interest	1,058	—	—	—	1,058

Total costs and expenses	23,164	6,066	—	—	29,230

Income (loss) before income taxes	1,277	8,835	—	(18,068)	(7,956)
Income tax expense (benefit)	(181)	—	—	—	(181)

Income (loss) before discontinued operations and cumulative effect of change in accounting principles	1,458	8,835	—	(18,068)	(7,775)

Discontinued operations:
Income from operations	—	—	13,534	—	13,534
Income tax expense	—	—	4,982	—	4,982

Income from discontinued operations, net of tax	—	—	8,552	—	8,552

Income before cumulative effect of change in accounting principle	1,458	8,835	8,552	(18,068)	777
Cumulative effect of change in accounting principle, net of income tax	(426)	(135)	816	—	255

Net income	$1,032	$8,700	$9,368	$(18,068)	$1,032

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the 156 day period ended December 31, 2003

(in thousands)	Resources	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Revenues and other income:
Oil and natural gas sales	$13,939	$7,828	$—	$—	$21,767
Commodity price risk management activities	(10,800)	—	—	—	(10,800)
Other loss	(161)	—	—	—	(161)
Equity in earnings of subsidiaries	7,807	—	—	(7,807)	—

Total revenues and other income	10,785	7,828	—	(7,807)	(7,807)

Costs and expenses:
Oil and natural gas production	5,219	2,112	—	—	7,331
Depreciation, depletion and amortization	3,251	2,162	—	—	5,413
Accretion of discount on asset retirement obligations	158	47	—	—	205
General and administrative	3,823	—	—	—	3,823
Interest	1,921	—	—	—	1,921

Total costs and expenses	14,372	4,321	—	—	18,693

Income (loss) before income taxes	(3,587)	3,507	—	(7,807)	(7,887)
Income tax benefit	(7,764)	—	—	—	(7,764)

Income before discontinued operations:	4,177	3,507	—	(7,807)	(123)

Discontinued operations:
Income from operations	—	—	6,217	—	6,217
Income tax expense	—	—	1,917	—	1,917

Income from discontinued operations, net of tax	—	—	4,300	—	4,300

Net income	$4,177	$3,507	$4,300	$(7,807)	$4,177

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the year ended December 31, 2004

(in thousands)	Resources	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Revenues and other income:
Oil and natural gas sales	$39,993	$102,000	$—	$—	$141,993
Commodity price risk management activities	(18,055)	(32,288)	—	—	(50,343)
Other income (loss)	4,262	877	—	(3,998)	1,141
Equity in earnings of subsidiaries	41,164	—	—	(41,164)	—

Total revenues and other income	67,364	70,589	—	(45,162)	92,791

Costs and expenses:
Oil and natural gas production	11,563	16,693	—	—	28,256
Depreciation, depletion and amortization	7,148	21,371	—	—	28,519
Accretion of discount on asset retirement obligations	348	452	—	—	800
General and administrative	11,412	3,863	—	—	15,275
Interest	34,432	4,136	—	(3,998)	34,570

Total costs and expenses	64,903	46,515	—	(3,998)	107,420

Income (loss) before income taxes	2,461	24,074	—	(41,164)	(14,629)
Income tax expense	504	4,622	—	—	5,126

Income before discontinued operations	1,957	19,452	—	(41,164)	(19,755)

Discontinued operations:
Income from operations	5,114	—	31,160	—	36,274
Income tax expense	910	—	9,448	—	10,358

Income from discontinued operations, net of tax	4,204	—	21,712	—	25,916

Net income	$6,161	$19,452	$21,712	$(41,164)	$6,161

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the 275 day period ended October 2, 2005

(in thousands)	Resources	Guarantor subsidiaries	Non-guarantor subsidiary	Eliminations	Consolidated
Revenues:
Oil and natural gas sales	$22,861	$109,960	$—	$—	$132,821
Commodity price risk management activities	(56,705)	(120,548)	—	—	(177,253)
Other income (loss)	32,052	1,349	—	(26,326)	7,075
Equity in earnings of subsidiaries	(43,080)	—	—	43,080	—

Total revenues	(44,872)	(9,239)	—	16,754	(37,357)

Costs and expenses:
Oil and natural gas production	6,772	15,385	—	—	22,157
Depreciation, depletion and amortization	3,978	20,709	—	—	24,687
Accretion of discount on asset retirement obligations	235	382	—	—	617
General and administrative	79,219	10,125	—	—	89,344
Interest	26,673	26,328	—	(26,326)	26,675

Total costs and expenses	116,877	72,929	—	(26,326)	163,480

Loss before income taxes	(161,749)	(82,168)	—	43,080	(200,837)
Income tax benefit	(21,538)	(42,160)	—	—	(63,698)

Loss before discontinued operations	(140,211)	(40,008)	—	43,080	(137,139)

Discontinued operations:
Loss from operations	—	—	(4,403)	—	(4,403)
Gain on disposition of Addison Energy Inc	175,717	—	—	—	175,717
Income tax (benefit) expense	50,613	—	(1,331)	—	49,282

Income from discontinued operations, net of tax	125,104	—	(3,072)	—	122,032

Net loss	$(15,107)	$(40,008)	$(3,072)	$43,080	$(15,107)

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

For the 90 day period ended December 31, 2005

(in thousands)	Resources	Guarantor subsidiaries	Non-guarantor subsidiary	Eliminations	Consolidated
Revenues:
Oil and natural gas sales	$8,463	$61,598	$—	$—	$70,061
Commodity price risk management activities	2,856	(3,112)	—	—	(256)
Other income (loss)	7,920	520	—	(6,075)	2,365
Equity in earnings of subsidiaries	21,217	—	—	(21,217)	—

Total revenues	40,456	59,006	—	(27,292)	72,170

Costs and expenses:
Oil and natural gas production	1,784	7,165	—	—	8,949
Depreciation, depletion and amortization	1,869	12,202	—	—	14,071
Accretion of discount on asset retirement obligations	70	156	—	—	226
General and administrative	4,798	1,427	—	—	6,225
Interest	19,413	6,076	—	(6,075)	19,414

Total costs and expenses	27,934	27,026	—	(6,075)	48,885

Income before income taxes	12,522	31,980	—	(21,217)	23,285
Income tax expense (benefit)	(3,442)	10,763	—	—	7,321

Net income (loss)	$15,964	$21,217	$—	$(21,217)	$15,964

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the 209 day period ended July 28, 2003

(in thousands)	Resources	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(9,910)	$10,882	$19,446	$—	$20,418

Investing Activities:
Additions to oil and natural gas property and equipment	(3,517)	(684)	—	—	(4,201)
Proceeds from dispositions of property and equipment	2,773	3,247	—	—	6,020
Advances/investments with affiliates	19,544	(13,445)	—	(6,099)	—
Proceeds from sales of marketable securities	422	—	—	—	422
Net cash used in investing activities of discontinued operations	—	—	(31,859)	6,099	(25,760)
Other investing activities	(1)	—	—	—	(1)

Net cash provided by (used in) investing activities	19,221	(10,882)	(31,859)	—	(23,520)

Financing Activities:
Proceeds from long-term debt	20,638	—	—	—	20,638
Payments on long-term debt	(11,750)	—	—	—	(11,750)
Proceeds from exercise of stock options	12,737	—	—	—	12,737
Purchase of common stock from employees in connection with the merger	(17,874)	—	—	—	(17,874)
Purchase of director and employee stock options in connection with the merger	(3,567)	—	—	—	(3,567)
Payment of fees and expenses in connection with the merger	(563)	—	—	—	(563)
Preferred stock dividends	(2,620)	—	—	—	(2,620)
Deferred financing costs	(1,136)	—	—	—	(1,136)
Net cash provided by financing activities of discontinued operations	(32)	—	13,977	—	13,945
Other financing costs	172	—	—	—	172

Net cash provided by (used in) financing activities	(3,995)	—	13,977	—	9,982

Net increase in cash	5,316	—	1,564	—	6,880
Effect of exchange rates on cash and cash equivalents	—	—	58	—	58
Cash at beginning of period	1,867	—	75	—	1,942

Cash at end of period	$7,183	$—	$1,697	$—	$8,880

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the 156 day period ended December 31, 2003

(in thousands)	Resources	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$4,633	$5,716	$11,371	$—	$21,720

Investing Activities:
Additions to oil and natural gas property and equipment	(6,282)	(15,440)	—	—	(21,722)
Proceeds from dispositions of property and equipment	508	1,795	—	—	2,303
Advances/investments with affiliates	(5,980)	7,929	—	—	1,949
Proceeds from sales of marketable securities	1,393	—	—	—	1,393
Net cash used in investing activities of discontinued operations	521	—	(23,439)	—	(22,918)
Other investing activities	467	—	—	—	467

Net cash used in investing activities	(9,373)	(5,716)	(23,439)	—	(38,528)

Financing Activities:
Proceeds from long-term debt	58,520	—	—	—	58,520
Payments on long-term debt	(56,000)	—	—	—	(56,000)
Net cash provided by operating activities of discontinued operations	—	—	14,035	—	14,035
Deferred financing costs and other	(1,591)	—	—	—	(1,591)

Net cash provided by financing activities	929	—	14,035	—	14,964

Net increase (decrease) in cash	(3,811)	—	1,967	—	(1,844)
Effect of exchange rates on cash and cash equivalents	—	—	297	—	297
Cash at beginning of period	7,183	—	1,697	—	8,880

Cash at end of period	$3,372	$—	$3,961	$—	$7,333

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the year ended December 31, 2004

(in thousands)	Resources	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$219	$63,643	$54,771	$—	$118,633

Investing Activities:
Additions to oil and natural gas property and equipment	(15,547)	(123,974)	—	—	(139,521)
Proceeds from dispositions of property and equipment	47,364	4,501	—	—	51,865
Purchase of North Coast Energy, Inc	(225,562)	10,429	—	—	(215,133)
Advances/investments with affiliates	(177,456)	52,873	124,734	—	151
Proceeds from sales of marketable securities	1,296	—	—	—	1,296
Net cash used in investing activities of discontinued operations	—	—	(79,983)	—	(79,983)
Other investing activities	—	—	—	—	—

Net cash provided by (used in) investing activities	(369,905)	(56,171)	44,751	—	(381,325)

Financing Activities:
Proceeds from long-term debt	546,350	—	—	—	546,350
Payments on long-term debt	(158,070)	—	—	—	(158,070)
Net cash used in financing activities of discontinued operations	—	—	(91,397)	—	(91,397)
Deferred financing costs and other	(13,431)	—	—	—	(13,431)

Net cash provided by (used in) financing activities	374,849	—	(91,397)	—	283,452

Net increase in cash	5,163	7,472	8,125	—	20,760
Effect of exchange rates on cash and cash equivalents	—	—	(1,685)	—	(1,685)
Cash at beginning of period	3,372	—	3,961	—	7,333

Cash at end of period	$8,535	$7,472	$10,401	$—	$26,408

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the 275 day period ended October 2, 2005

(in thousands)	Resources	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities)	$(76,147)	$14,285	$(19,158)	$—	$(81,020)

Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	3,983	(155,131)	—	—	(151,144)
Proceeds from dispositions of non-oil and natural gas properties	—	—	—	—	—
Proceeds from dispositions of oil and natural gas properties	(160)	46,170	—	—	46,010
Advances/investments with affiliates	(58,523)	107,719	(48,987)	—	209
Proceeds from the sale of Addison	444,812	—	(1,415)	—	443,397
Proceeds from sales of marketable securities	59	—	—	—	59
Net cash used in investing activities of discontinued operations	—	—	(442)	—	(442)
Other investing activities	—	—	—	—	—

Net cash provided by (used in) investing activities	390,175	(1,242)	(50,844)	—	338,089

Financing Activities:
Proceeds from long-term debt	41,300	—	—	—	41,300
Payments on long-term debt	(148,247)	—	—	—	(148,247)
Deferred financing costs and other	—	—	—	—	—
Net cash used in financing of discontinued operations	—	—	59,601	—	59,601

Net cash provided by (used in) financing activities	(106,947)	—	59,601	—	(47,346)

Net increase (decrease) in cash	207,081	13,043	(10,401)	—	209,723
Cash at the beginning of the period	8,535	7,472	10,401	—	26,408

Cash at end of period	$215,616	$20,515	$—	$—	$236,131

EXCO RESOURCES, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the 90 day period ended December 31, 2005

(in thousands)	Resources	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(19,500)	$27,240	$—	$—	$7,740

Investing Activities:
Additions to oil and natural gas property, gathering systems and equipment	(1,153)	(12,054)	—	—	(13,207)
Proceeds from dispositions of property and equipment	(145)	(248)	—	—	(393)

Net cash used in investing activities	(1,298)	(12,302)	—	—	(13,600)

Financing Activities:
Proceeds from long-term debt	9,999	—	—	—	9,999
Payments on long-term debt	(15,279)	—	—	—	(15,279)

Net cash used in financing activities	(5,280)	—	—	—	(5,280)

Net increase (decrease) in cash	(26,078)	14,938	—	—	(11,140)
Effect of exchange rates on cash and cash equivalents	—	—	—	—	—
Cash at the beginning of the period	215,616	20,515	—	—	236,131

Cash at end of period	$189,538	$35,453	$—	$—	$224,991

20. Supplemental information relating to oil and natural gas producing activities—continuing operations (unaudited)

        Presented below are costs incurred in oil and natural gas property acquisition, exploration and development activities (excluding all amounts related to Addison, our former Canadian subsidiary):

(in thousands, except per unit amounts)
For the 209 day period from January 1, 2003 to July 28, 2003:
Proved property acquisition costs	$1,474
Development costs	2,622
Capitalized asset retirement costs	37
Depreciation, depletion and amortization per Boe	$4.16
Depreciation, depletion and amortization per Mcfe	$0.69
For the 156 day period from July 29, 2003 to December 31, 2003:
Proved property acquisition costs	$14,183
Development costs	6,326
Capitalized asset retirement costs	49
Depreciation, depletion and amortization per Boe	$6.45
Depreciation, depletion and amortization per Mcfe	$1.07
2004:
Proved property acquisition costs	$285,811
Unproved property acquisition costs	17,669

Total property acquisition costs(1)	303,480
Development and exploration costs(2)	36,742
Capitalized asset retirement costs	8,462
Depreciation, depletion and amortization per Boe	$7.42
Depreciation, depletion and amortization per Mcfe	$1.24
For the 275 day period from January 1, 2005 to October 2, 2005:
Proved property acquisition costs	$103,222
Development and exploration costs(2)	39,900
Capitalized asset retirement costs	1,686
Depreciation, depletion and amortization per Boe	$8.35
Depreciation, depletion and amortization per Mcfe	$1.39
For the 90 day period from October 3, 2005 to December 31, 2005:
Development and exploration costs(2)	$13,194
Capitalized asset retirement costs	51
Depreciation, depletion and amortization per Boe	$14.54
Depreciation, depletion and amortization per Mcfe	$2.42

(1)
Includes $199.3 million that was allocated to oil and natural gas properties in the North Coast purchase price allocation.

(2)
Exploration costs are not considered material.

        Certain unaudited supplemental information related to oil and natural gas producing activities have been restated to reflect the impact of using spot prices for oil and natural gas as of December 31, 2003, 2004 and 2005 in determining volumes of proved oil and natural gas reserves and in the computations of discounted future cash flows and the standardized measure of future net cash flows. Prior to this restatement, such amounts were calculated using near month NYMEX futures prices. This restatement had no impact to our consolidated balance sheets, consolidated statements of operations, consolidated statements of changes in stockholders equity or consolidated statements of cash flows. The effects of the restatement to our estimated quantities and standardized measure of discounted future net cash flows are shown herein.

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

Estimated quantities of proved reserves

(In thousands)	Oil (Bbls)	Natural Gas (Mcf)	NGLs (Bbls)(1)	Mcfe(2)

December 31, 2002	12,281	141,598	1,097	221,866
Purchase of reserves in place	153	22,133	45	23,321
New discoveries and extensions	396	5,196	—	7,572
Revisions of previous estimates	22	(1,982)	(210)	(3,110)
Production	(755)	(7,551)	(59)	(12,435)
Sales of reserves in place	(1,624)	(3,764)	(51)	(13,814)

December 31, 2003(3)	10,473	155,630	822	223,400
Purchase of reserves in place	1,651	229,837	—	239,743
New discoveries and extensions	545	20,807	18	24,185
Revisions of previous estimates	(369)	1,447	43	(509)
Production	(638)	(18,860)	(60)	(23,048)
Sales of reserves in place	(4,426)	(27,469)	(613)	(57,703)

December 31, 2004(3)	7,236	361,392	210	406,068
Purchase of reserves in place	60	59,780	—	60,140
New discoveries and extensions	349	30,834	—	32,928
Revisions of previous estimates	11	(12,608)	(190)	(13,682)
Production	(491)	(20,482)	(20)	(23,548)
Sales of reserves in place	(343)	(17,886)	—	(19,944)

December 31, 2005(3)	6,822	401,030	—	441,962

Estimated quantities of proved developed reserves

(In thousands)	Oil (Bbls)	Natural Gas (Mcf)	NGLs (Bbls)(1)	Mcfe(2)
December 31, 2003(4)	7,733	123,483	719	174,195
December 31, 2004(4)	6,021	318,292	210	355,678
December 31, 2005(4)	5,527	321,716	—	354,878

(1)
Beginning December 31, 2005, NGL's are no longer tracked separately as they are considered immaterial.

(2)
Mcfe-One thousand cubic feet equivalent calculated by converting one Bbl of oil or NGLs to six Mcf of natural gas.

(3)
Prior to the restatement referred to above, estimated quantities of proved reserves (Mcfe) were 223,964, 405,775 and 444,614 as of December 31, 2003, 2004 and 2005, respectively.

(4)
Prior to the restatement referred to above, estimated quantities of proved developed reserves (Mcfe) were 174,741, 355,442 and 357,530 as of December 31, 2003, 2004 and 2005, respectively.

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

(in thousands)
Year ended December 31, 2003:
Future cash inflows	$1,177,506
Future production, development and abandonment costs	408,093
Future income taxes	243,098

Future net cash flows	526,315
Discount of future net cash flows at 10% per annum	300,309

Standardized measure of discounted future net cash flows(1)	$226,006

Year ended December 31, 2004:
Future cash inflows	$2,589,656
Future production, development and abandonment costs	795,140
Future income taxes	588,897

Future net cash flows	1,205,619
Discount of future net cash flows at 10% per annum	731,882

Standardized measure of discounted future net cash flows(1)	$473,737

Year ended December 31, 2005:
Future cash inflows	$4,334,629
Future production, development and abandonment costs	1,148,283
Future income taxes	1,097,606

Future net cash flows	2,088,740
Discount of future net cash flows at 10% per annum	1,265,441

Standardized measure of discounted future net cash flows(1)	$823,299

(1)
Prior to the restatement referred to above, the standardized measure of discounted future net cash flows were previously reported as $234,085, $473,390 and $930,327 as of December 31, 2003, 2004 and 2005, respectively.

        During recent years, prices paid for oil and natural gas have fluctuated significantly. The spot prices at December 31, 2003, 2004 and 2005 used in the above table, were $32.47, $43.33 and $61.03 per Bbl of oil, respectively, and $5.97, $6.18 and $10.08 per Mmbtu of natural gas, respectively, in each case adjusted for historical differentials. Prior to this restatement, we used near month NYMEX futures prices.

Changes in standardized measure

        The following are the principal sources of change in the Standardized Measure:

(in thousands)
Year ended December 31, 2003:
Sales and transfers of oil and natural gas produced, net of production costs	$(39,032)
Net changes in prices and production costs	64,514
Extensions and discoveries, net of future development and production costs	11,126
Development costs during the period	8,669
Changes in estimated future development costs	(6,025)
Revisions of previous quantity estimates	(8,673)
Sales of reserves in place	(19,806)
Purchase of reserves in place	25,619
Accretion of discount before income taxes	28,384
Changes in timing, foreign currency translation and other	(16,719)
Net change in income taxes	25,026

Net change(1)	$73,083

Year ended December 31, 2004:
Sales and transfers of oil and natural gas produced, net of production costs	$(114,116)
Net changes in prices and production costs	84,388
Extensions and discoveries, net of future development and production costs	34,433
Development costs during the period	36,793
Changes in estimated future development costs	11,624
Revisions of previous quantity estimates	(22,714)
Sales of reserves in place	(81,485)
Purchase of reserves in place	320,788
Accretion of discount before income taxes	62,096
Changes in timing, foreign currency translation and other	(48,243)
Net change in income taxes	(35,833)

Net change(1)	$247,731

Year ended December 31, 2005:
Sales and transfers of oil and natural gas produced, net of production costs	$(171,775)
Net changes in prices and production costs	511,666
Extensions and discoveries, net of future development and production costs	87,239
Development costs during the period	53,094
Changes in estimated future development costs	(58,997)
Revisions of previous quantity estimates	(21,895)
Sales of reserves in place	(29,363)
Purchase of reserves in place	117,572
Accretion of discount before income taxes	69,849
Changes in timing, foreign currency translation and other	(7,344)
Net change in income taxes	(200,484)

Net change(1)	$349,562

(1)
Amounts reflect the restatement of the standardized measure information as discussed above. Changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2003, 2004 and 2005 were previously reported as $81,162, $239,305 and $456,937, respectively.

20. Supplemental information relating to oil and natural gas producing activities—discontinued operations (unaudited)

        Presented below are costs incurred in oil and natural gas property acquisition, exploration and development activities of our discontinued operations, which relate to Addison, our former Canadian subsidiary: The Company has determined that the impact of prices to the standardized measure, quantities and PV-10 for discontinued operations is not material and therefore are not being restated in this Amendment No. 2.

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

        Near month NYMEX futures prices at December 31, 2003 and 2004 used in the above table, were $32.52 and $43.45 per Bbl of oil, respectively, and $6.19 and $6.15 per Mmbtu of natural gas, respectively, in each case adjusted for historical differentials.

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

1.     Financial Statements

        See Index to Financial Statements on page 27 to this 10-K/A.

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
21.1	Subsidiaries of the registrant, filed herewith previously filed.
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.
23.2	Consent of Lee Keeling and Associates, Inc., filed herewith.
23.3	Consent of Lee Keeling and Associates, Inc., filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Accounting Officer of EXCO Resources, Inc., filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed herewith.

99.1	Audit Committee Charter, filed as an Exhibit to EXCO's Form 8-K filed November 24, 2004 and incorporated by reference herein.

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

EXCO RESOURCES, INC. (Registrant)
Date: December 7, 2006	By:	/s/ DOUGLAS H. MILLER Douglas H. Miller Chairman and Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NUMBER	Description Of Exhibit
3.1	Third Amended and Restated Articles of Incorporation of EXCO Resources, Inc., filed as an Exhibit to EXCO's Current Report on Form 8-K filed on February 14, 2006 and incorporated by reference herein.
3.2	Amended and Restated Bylaws of EXCO Resources, Inc., filed as an Exhibit to EXCO's current report on Form 8-K filed on February 14, 2006 and incorporated by reference herein.
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
21.1	Subsidiaries of the registrant previously filed.
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.
23.2	Consent of Lee Keeling and Associates, Inc., filed herewith.
23.3	Consent of Lee Keeling and Associates, Inc., filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Accounting Officer of EXCO Resources, Inc., filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed herewith.
99.1	Audit Committee Charter, filed as an Exhibit to EXCO's Form 8-K filed November 24, 2004 and incorporated by reference herein.

*
Filed as an Exhibit to EXCO's Form S-4 filed March 25, 2004 and incorporated by reference herein.

**
Filed as an Exhibit to EXCO's Pre-effective Amendment No. 1 to the Form S-4 filed April 20, 2004 and incorporated by reference herein.

***
These exhibits are management contracts.

QuickLinks

EXCO RESOURCES, INC. PART I
  ITEM 1. BUSINESS
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
EXCO RESOURCES, INC. CONSOLIDATING BALANCE SHEET (Unaudited) December 31, 2005
EXCO RESOURCES, INC. CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited) For the 209 day period ended July 28, 2003
EXCO RESOURCES, INC. CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited) For the 156 day period ended December 31, 2003
EXCO RESOURCES, INC. CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited) For the year ended December 31, 2004
EXCO RESOURCES, INC. CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited) For the 275 day period ended October 2, 2005
EXCO RESOURCES, INC. CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited) For the 90 day period ended December 31, 2005
EXCO RESOURCES, INC. CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited) For the 209 day period ended July 28, 2003
EXCO RESOURCES, INC. CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited) For the 156 day period ended December 31, 2003
EXCO RESOURCES, INC. CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited) For the year ended December 31, 2004
EXCO RESOURCES, INC. CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited) For the 275 day period ended October 2, 2005
EXCO RESOURCES, INC. CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited) For the 90 day period ended December 31, 2005
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBIT INDEX