Form 10-K/A
period 2006-12-31
EXCO RESOURCES INC
filed 2007-04-17
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 0-9204

EXCO RESOURCES, INC.
(Exact name of Registrant as specified in its charter)

Texas
(State or other jurisdiction of	74-1492779
incorporation or organization)	(I.R.S. Employer Identification No.)
12377 Merit Drive, Suite 1700, LB 82
Dallas, Texas	75251
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 368-2084

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange

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
YES ☐  NO ☒

As of April 3, 2007, the registrant had 104,241,415 outstanding shares of common stock, par value $.001 per share, which is its only class of common stock. As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of our common stock held by non-affiliates was $809,940,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

EXCO Resources, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on March 19, 2007, for the purpose of including the information required by Part III of Form 10-K. In addition, we are also including as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

i

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Common Stock Directors

The following table and text set forth the name, age and positions of each of our directors elected by our common stockholders:

Name	Age	Position
Douglas H. Miller	59	Chairman and Chief Executive Officer
Stephen F. Smith	65	Vice Chairman and President
Jeffrey D. Benjamin(1)(2)(3)	45	Director
Earl E. Ellis(1)(2)(3)	65	Director
Robert H. Niehaus(1)(2)(3)	51	Director
Boone Pickens	78	Director
Robert L. Stillwell(2)(3)	70	Director

(1)          Member of the audit committee.

(2)          Member of the compensation committee.

(3)          Member of the nominating and corporate governance committee.

Douglas H. Miller became the Chairman of our Board of Directors and our Chief Executive Officer in December 1997. Mr. Miller was Chairman of the Board of Directors and Chief Executive Officer of Coda Energy, Inc., or Coda, an independent oil and natural gas company, from October 1989 until November 1997 and served as a director of Coda from 1987 until November 1997.

Stephen F. Smith joined us in June 2004 as Vice Chairman of our Board of Directors and was appointed President and Secretary in October 2005. He served as our Secretary until April 2006. Prior to joining us, Mr. Smith was co-founder and Executive Vice President of Sandefer Oil and Gas, Inc., an independent oil and gas exploration and production company, from January 1980 to June 2004. Mr. Smith was one of our directors from March 1998 to July 2003. Prior to 1980, Mr. Smith was an Audit Partner with Arthur Andersen LLP.

Jeffrey D. Benjamin became one of our directors in October 2005 and was previously one of our directors from August 1998 through July 2003 and a director of our parent holding company from July 2003 through its merger into us. Mr. Benjamin has been a Senior Advisor to Apollo Management, LP since September 2002. He had previously been a Managing Director of Libra Securities LLC, an investment banking firm, from January 2002 to September 2002 and served as Co-Chief Executive Officer of Libra Securities from January 1999 to December 2001. Mr. Benjamin is also a director of Dade Behring Holdings Inc., NTL Incorporated and Goodman Global, Inc.

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

Robert H. Niehaus became one of our directors in November 2004 and was a director of our parent holding company from July 2003 through its merger into us. Mr. Niehaus is the Chairman and Managing Partner of Greenhill Capital Partners, LLC, a private equity investment firm, and a Managing Director of Greenhill & Co., LLC. Prior to joining Greenhill in January 2000 to start its private equity business,

Mr. Niehaus was a Managing Director in Morgan Stanley’s private equity investment department from 1990 to 1999. Mr. Niehaus is a director of the American Italian Pasta Company, Global Signal Inc., Heartland Payment Systems, Inc. and several private companies.

Boone Pickens became one of our directors in October 2005 and was previously one of our directors from March 1998 through July 2003. Mr. Pickens has served as the Chairman and CEO of BP Capital LP since September 1996 and Mesa Water, Inc. since August 2000 and is a board member of Clean Energy. BP Capital LP or affiliates is the general partner and an investment advisor of private funds investing in energy commodities (BP Capital Energy Fund) and publicly-traded energy equities (BP Capital Equity Fund and its offshore counterpart). Clean Energy is the largest provider of natural gas (CNG and LNG) and related services in North America. He was the founder of Mesa Petroleum Co., an independent oil and natural gas exploration and production company. He served as CEO and Chairman of the Board of Mesa from its inception until his departure in 1996. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—TXOK acquisition” for a description of certain related party transactions involving Mr. Pickens.

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

Preferred Stock Directors

The following table and text set forth the name, age and positions of each of our directors appointed in accordance with the terms of our 7.0% Cumulative Convertible Perpetual Preferred Stock, or our Convertible Preferred Stock:

Name	Age	Position
Vincent J. Cebula	43	Director
Jeffrey S. Serota	41	Director

Vincent J. Cebula became one of our directors on March 30, 2007. Mr. Cebula previously served as a director of EXCO Resources and EXCO Holdings from July 2003 until October 2005. For the past five years, Mr. Cebula has been a Managing Director of Oaktree Capital Management, LLC. Mr. Cebula is a director of Cherokee International Corporation, a designer and manufacturer of custom and standard power supplies, and privately-held Pegasus Aviation Finance Company.

Jeffrey S. Serota became one of our directors on March 30, 2007. Mr. Serota previously served as a director of EXCO Resources and EXCO Holdings from July 2003 until October 2005. For the past five years, Mr. Serota has been a Managing Director of Ares Management, LLC and its related entities.

Mr. Cebula was designated by Oaktree Capital Management, LLC, or Oaktree, which beneficially owns 8.5% of our common stock (including shares issuable upon conversion of our Series B Convertible Preferred Stock), all 11,700 shares of our outstanding Series B Convertible Preferred Stock and 48,300 shares of our Series A-1 Hybrid Preferred Stock. Pursuant to the Statement of Designation of the Series B Convertible Preferred Stock, the holders of a majority of Series B Convertible Preferred Stock have the right to elect one director to serve on our Board of Directors for so long as Oaktree beneficially owns an aggregate of at least 10,000 shares of our Series B Convertible Preferred Stock, Series A-1 Hybrid Preferred Stock and/or Series A-2 Hybrid Preferred Stock. We have also entered into a letter agreement with Oaktree pursuant to which we agreed to cause an individual designated by Oaktree to be nominated to serve on our board of directors following such time as (i) Oaktree ceases to have the right to elect a director to serve on our board of directors pursuant to the Statement of Designation for the Series B

Convertible Preferred Stock and (ii) less than 25% of the shares of Convertible Preferred Stock and Hybrid Preferred Stock originally issued on March 30, 2007 remain outstanding, for so long as Oaktree owns at least 10,000,000 shares of our common stock (including for this purpose shares of common stock into which any preferred stock then held by Oaktree is convertible).

Mr. Serota was designated by Ares Management LLC, or Ares, which owns 7.6% of our common stock (including shares issuable upon conversion of our Series C Convertible Preferred Stock), all 2,925 shares of our outstanding Series C Convertible Preferred Stock and 12,075 shares of our Series A-1 Hybrid Preferred Stock. Pursuant to the Statement of Designation of the Series C Convertible Preferred Stock, the holders of a majority of the Series C Convertible Preferred Stock have the right to elect one director to serve on our Board of Directors for so long as Ares beneficially owns an aggregate of at least 10,000 shares of our Series C Convertible Preferred Stock, Series A-1 Hybrid Preferred Stock and/or Series A-2 Hybrid Preferred Stock. We have also entered into a letter agreement with Ares pursuant to which we agreed to cause an individual designated by Ares to be nominated to serve on our board of directors following such time as (i) Ares ceases to have the right to elect a director to serve on our board of directors pursuant to the Statement of Designation for the Series C Convertible Preferred Stock and (ii) less than 25% of the shares of Convertible Preferred Stock and Hybrid Preferred Stock originally issued on March 30, 2007 remain outstanding, for so long as Ares owns at least 10,000,000 shares of our common stock (including for this purpose shares of common stock into which any preferred stock then held by Ares is convertible).

Pursuant to the Statement of Designation of the Series A-1 Convertible Preferred Stock, for so long as there is outstanding a number of shares of Convertible Preferred Stock and Hybrid Preferred Stock that is equal to 25% or more of such shares currently outstanding, collectively referred to herein as the initial preferred shares, the holders of at least 60% of the then-outstanding shares of the Series A-1, Series B and Series C Convertible Preferred Stock have the right to elect four directors to serve on our Board of Directors; provided that the right to elect those four directors is to be reduced by the number of directors that may then be elected by the Series B and Series C Convertible Preferred Stock. If less than 25% but 10% or more of the initial preferred shares are outstanding, the number of directors that may be elected by the Series A-1, Series B and Series C Convertible Preferred Stock will decrease to two, which number is to be further reduced by the number of directors that may then be elected by the Series B and Series C Convertible Preferred Stock. If  less than 10% of the initial preferred shares are outstanding, the holders of Series A-1 Convertible Preferred Stock will not have the right to elect any preferred directors. Accordingly, the holders of at least 60% of the outstanding shares of the Series A-1, Series B and Series C Convertible Preferred Stock currently have the right to elect two additional preferred stock directors. These holders have not yet exercised their right to elect the two additional preferred stock directors, but plan to do so in conjunction with the next annual meeting of our holders of common stock.

There are no family relationships between any of our directors or executive officers.

Executive Officers

The following table sets forth certain information with respect to our executive officers, other than Messrs. Douglas H. Miller and Stephen F. Smith, whose information is set forth above under the caption “—Common Stock Directors.”

Name	Age	Position
J. Douglas Ramsey, Ph.D.	46	Vice President, Chief Financial Officer and Treasurer
Harold L. Hickey	51	Vice President and Chief Operating Officer
William L. Boeing	52	Vice President, General Counsel and Secretary
Mark E. Wilson	47	Vice President, Chief Accounting Officer and Controller

J. Douglas Ramsey, Ph.D., became our Chief Financial Officer and a Vice President in December 1997. Dr. Ramsey was one of our directors from March 1998 until October 5, 2005. From March 1992 to December 1997, Dr. Ramsey worked for Coda Energy, Inc. as Financial Analyst and Assistant to the President and then as Financial Planning Manager. Dr. Ramsey also taught finance at Southern Methodist University in their undergraduate and professional MBA programs.

Harold L. Hickey became our Vice President and Chief Operating Officer in October 2005. Prior to then and beginning in January 2004, Mr. Hickey served as President of our wholly-owned subsidiary, North Coast Energy, Inc. Mr. Hickey was our Production and Asset Manager from February 2001 to January 2004. From April 2000 until he joined us, Mr. Hickey was Chief Operating Officer of Inca Natural Resources Group, L.P., an independent oil and natural gas exploration company. Prior to that, Mr. Hickey worked at Mobil Oil Corporation from 1979 to March 2000.

William L. Boeing became our Vice President, General Counsel and Secretary in April 2006. From October 1980 to March 2006, Mr. Boeing was initially an associate and later a partner at our outside law firm, Haynes and Boone, LLP, in Dallas, Texas.

Mark E. Wilson became our Controller and one of our Vice Presidents in August 2005. Mr. Wilson then became our Chief Accounting Officer in November 2006. He began his career in 1980 with Diamond Shamrock Corporation. Since that time, he has served in Controller roles with Maxus Energy Corporation, Snyder Oil Corporation and Repsol-YPF International. From 1993 to 1997, Mr. Wilson held managerial positions with Coopers & Lybrands’ Utility Industry Consulting practice. From September 2000 until August 2005, Mr. Wilson served as Vice President and Controller and Chief Financial Officer of Epoch Holding Corporation, a publicly traded investment management and advisory firm and registered investment adviser.

Other Officers of Our Company

Michael R. Chambers Sr., age 51, became our Vice President of Operations in February 2007. Prior to joining EXCO Resources, Mr. Chambers was the Operations General Manager for Anadarko’s Eastern Region Operations from August 2006 to February 2007 and Rockies Production Manager from August 2000 to August  2006. Mr. Chambers joined Anadarko in January 2000. Mr. Chambers worked at Mobil Oil Corporation from 1979 to January 2000.

Charles R. Evans, age 53, joined us in February 1998, became one of our Vice Presidents in March 1998 and was our Chief Operating Officer from December 2000 until October 2005. He currently serves as one of our Vice Presidents. After working for Sun Oil Co., he joined TXO Production Corp. in 1979 and was appointed Vice President of Engineering and Evaluation in 1989. In 1990, he was named Vice President of Engineering and Project Development for Delhi Gas Pipeline Corporation, a natural gas gathering, processing and marketing company. Mr. Evans served as Director-Environmental Affairs and Safety for Delhi until December 1997.

Richard L. Hodges, age 55, became one of our Vice Presidents in October 2000. He began his career with Texaco, Inc. and has served in various land management capacities with several independent oil and gas companies during the past 27 years. He served as Vice President of Land for Central Resources, Inc. until we acquired the Central properties in September 2000.

John D. Jacobi, age 53, became one of our Vice Presidents in February 1999. In 1991, he co-founded Jacobi-Johnson Energy, Inc., an independent oil and natural gas producer, and served as its President until January 1997. He served as the Vice President and Treasurer of Jacobi-Johnson from January 1997 until May 8, 1998, when the company was sold to us.

Daniel A. Johnson, age 55, became one of our Vice Presidents in February 1999. In 1991, he co-founded Jacobi-Johnson Energy, Inc., an independent oil and natural gas producer. He served as its President from January 1997 until the company was sold to us on May 8, 1998.

Steve Puckett, age 48, became our Vice President of Reservoir Engineering in December 2006. Mr. Puckett was our Manager of Engineering and Operations from April 2000 until December 2006. From January 1998 until April 2000 he served as a petroleum engineering consultant for Petra Resources, Inc. From March 1993 until January 1998 he worked for Enserch Exploration, Inc. as a reservoir engineer. From May 1981 until January 1993 he was employed by Oryx Energy Company as an operations engineer and reservoir engineer. He is a registered professional engineer in Texas and a member of the Society of Petroleum Engineers.

Paul B. Rudnicki, age 29, became our Vice President of Financial Planning and Analysis in August 2006. Prior to that and beginning in July 2003, Mr. Rudnick served as Financial Planning Manager. Mr. Rudnicki was a Financial Analyst and Assistant to the CFO from June 2000 to July 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission, or SEC. Our officers, directors and 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms so filed. Based solely on review of copies of such forms received, we believe that, during the last fiscal year, all filing requirements under Section 16(a) applicable to our officers, directors and 10% shareholders were timely met, except for the following: one Form 4 filed by each of Messrs. Miller, Smith, Ramsey and Hickey, related to the purchase of our common stock through our 401(k) plan.

Codes of Business Conduct and Ethics

We have adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics, and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers. Copies of the codes can be obtained free of charge from our web site, www.excoresources.com, or by contacting us at the address appearing on the first page of this Amendment to the attention of Secretary or by telephone at (214) 368-2084. We intend to post any amendments to, or waivers from, our Code of Ethics that apply to our chief executive officer or senior financial officers on our web site at www.excoresources.com.

Shareholders Nominations for Director Nominees

No material changes have been made to the procedures by which our shareholders may recommend nominees to our board of directors since we described the procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Our nominating and corporate governance committee will propose the slate of directors to be put up for election at our annual shareholders meeting. See “—Preferred Stock Directors” for a discussion of how our preferred stock directors are appointed.

Audit Committee

We currently maintain an audit committee. The audit committee recommends the appointment of our independent registered public accountants, reviews our internal accounting procedures and financial statements and consults with and reviews the services provided by our independent registered public accountants, including the results and scope of their audit. The audit committee is currently comprised of Messrs. Benjamin (chair), Ellis and Niehaus, each of whom are independent, within the meaning of applicable SEC and New York Stock Exchange, or NYSE, rules. Mr. Benjamin has been designated as an audit committee financial expert, as currently defined under the SEC rules implementing the Sarbanes-Oxley Act of 2002. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Director Independence.” We believe that the composition and functioning of our audit committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002, as well as NYSE and SEC rules and regulations.

ITEM 11.         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

The compensation committee of our Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. The compensation committee reviews and recommends to our Board of Directors the compensation and benefits for our executive officers, administers our stock plans and assists with the establishment of general policies relating to compensation and benefits for all of our employees. The compensation committee ensures that the total compensation paid to our officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to our executive officers are similar to those provided to our other officers and employees. We do not have compensation plans that are solely for executive officers.

Throughout this report, the individuals who served as our chief executive officer and chief financial officer during fiscal 2006, as well as the other individuals included in the Summary Compensation Table, are referred to as “Named Executive Officers.”

Compensation Philosophy and Objectives

We believe that the most effective compensation program is one that is designed to reward all employees, not just executives, for the achievement of our short-term and long-term strategic goals. As a result, our compensation philosophy is to provide all employees with both cash and stock-based incentives that foster the continued growth and overall success of our Company and encourage employees to maximize shareholder value. Under this philosophy, all of our employees, from the most senior executives of our organization to entry level, have aligned interests.

When establishing total compensation for Named Executive Officers, our compensation committee has the following objectives:

•       to attract, retain and motivate highly qualified and experienced individuals;

•       to ensure that a significant portion of their total compensation is “at risk” in the form of equity compensation; and

•       to offer competitive compensation packages that are consistent with our core values.

Role of Executive Officers in Compensation Decisions

Prior to our initial public offering, or IPO, in February of 2006, our Board of Directors, with input from our chief executive officer, president and chief financial officer, approved the compensation packages for our executive officers. After the IPO, our Board of Directors delegated authority to the compensation committee to make all compensation decisions for our executive officers and approve all grants of equity awards to our executive officers.

The compensation committee annually reviews the performance of our chief executive officer and our president. Our chief executive officer and our president annually review the performance of each other executive officer. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual bonus award amounts, are presented to the compensation committee. The compensation committee can exercise its discretion in modifying any recommended adjustments or awards to our executives.

Setting Executive Compensation

Based on the foregoing objectives, the compensation committee structured our annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve our business goals and reward the executives for achieving those goals. In September 2006, we engaged an outside consulting firm to conduct an annual review of our total compensation program for our Named Executive Officers as well as for other key executives. This consulting firm provided the compensation committee with relevant market data and alternatives to consider when making compensation decisions for our executive officers.

In making compensation decisions, the compensation committee compares each element of total compensation against a peer group of publicly-traded oil and natural gas companies with similar operations and revenue. The peer group consists of companies against which the compensation committee believes we compete for talent and for shareholder investment.

We compete with many larger companies for top executive-level talent. As a result, the compensation committee generally sets cash compensation for executive officers at or near the median percentile of compensation paid to similarly situated executives of the companies comprising the peer group. Variations to this objective may occur as dictated by the experience level of the individual and market factors. These objectives recognize the compensation committee’s expectation that, over the long term, we will continue to generate shareholder returns in excess of the average of our peer group.

A significant percentage of total compensation is allocated to equity incentives as a result of the philosophy mentioned above. There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation for our executive officers. Rather, the compensation committee relies on each committee member’s knowledge and experience as well as information provided by management and an outside consulting firm to determine the appropriate level and mix of compensation. Income from equity incentive compensation is realized only as a result of the successful performance of our company over time.

Executive Compensation Components

For the fiscal year ended December 31, 2006, the principal components of compensation for Named Executive Officers were:

•       base salary;

•       cash bonus;

•       long-term incentive compensation;

•       retirement and other benefits; and

•       perquisites and other personal benefits.

Base Salary

We provide Named Executive Officers with a base salary to compensate them for services rendered during the fiscal year. Base salary ranges for Named Executive Officers are determined for each executive based on position and responsibility by using market and other data. Base salary ranges are designed so that salary opportunities for a given position will be at or above the 50% percentile of the base salary of our peer group.

During its review of base salaries for executives, the compensation committee primarily considers:

•       market data provided by our outside consultants;

•       internal review of the executive’s compensation, both individually and relative to other officers; and

•       individual performance of the executive.

Executive salary levels are typically considered annually. Merit based increases to salaries of executive officers are based on the compensation committee’s assessment of each individual’s performance.

In accordance with the philosophy, objectives and procedures set forth in this Compensation Discussion and Analysis, our compensation committee reviewed the annual base salaries for our Named Executive Officers and established the following 2007 base salaries effective April 1, 2007 for our Named Executive Officers:

•       Douglas H. Miller—$800,000

•       Stephen F. Smith—$600,000

•       William L. Boeing—$400,000

•       J. Douglas Ramsey, Ph.D.—$350,000

•       Harold L. Hickey—$350,000

Cash Bonus

Although we do not have a formal cash bonus plan, we have historically paid year-end cash bonuses in the range of 10% to 20% of each employee’s annual base salary. Consistent with our compensation philosophy, all employees, from the most senior executives of our organization to entry level, have historically received the same percentage level bonuses, pro-rated for any partial period of service, as those received by our Named Executive Officers. Exceptions are made from time to time, including in 2006, to provide additional cash bonuses to certain employees who are not Named Executive Officers and who make extraordinary contributions to our success. In 2006, we paid cash bonuses to each employee and each Named Executive Officer in an amount equal to 20% of their respective annual base salary, subject to some merit based exceptions for certain employees that are not Named Executive Officers. The payment of any cash bonus to Named Executive Officers must be approved by our compensation committee, whose determination is based on the overall success of our company. Each of the Named Executive Officers received the following cash bonus payments in December 2006 for fiscal 2006 performance.

Name	2006 Cash Bonus
Douglas H. Miller	$120,000
Stephen F. Smith	$80,000
J. Douglas Ramsey, Ph.D.	$60,000
Harold L. Hickey	$60,000
William L. Boeing	$52,500

Long-Term Incentive Compensation

2005 Long-Term Incentive Plan.   In many cases, incentives granted under the EXCO Resources, Inc. 2005 Long-Term Incentive Plan comprise the largest portion of our Named Executive Officers’ total compensation package. This incentive plan was originally adopted by the Holdings II Board of Directors and approved by Holdings II stockholders in September 2005 and ultimately assumed by us in connection with our initial public offering. A total of 10,000,000 shares of our common stock have been authorized for issuance under the incentive plan. The stated purpose of this plan is to provide financial incentives to selected employees and to promote our long-term growth and financial success by:

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

Our compensation committee administers the incentive plan and the awards granted under the incentive plan. Awards under the incentive plan can consist of incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights and other awards. However, in accordance with our compensation philosophy, we have historically only used stock options as incentives for our employees. An important objective of our long-term incentive compensation is to strengthen the relationship between the long-term value of our stock price and the potential financial gain for employees. Stock options provide all employees with the opportunity to purchase our common stock at a price fixed on the grant date regardless of the future market price.

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

A stock option becomes valuable only if our common stock price increases above the option exercise price and the holder of the option remains employed during the period required for the option to “vest,” thus providing an incentive for an option holder to remain our employee. In addition, stock options link a portion of an employee’s compensation to shareholders’ interests by providing an incentive to increase the market price of our stock.

Currently, all new employees are awarded stock options on the first business day of the month following an employee’s hire date and after that only when stock option bonuses are paid, if approved by our compensation committee. Historically, we have awarded stock option bonuses to our employees in December. Consistent with our compensation philosophy, these stock option bonuses are granted at the same ratable percentage for all employees, including Named Executive Officers, based on each employee’s annual base salary. In December 2006, we granted stock option bonuses to our employees, including Named Executive Officers, such that each employee received an option for that number of shares equal to 10% of such employee’s annual base salary earned during the year, pro rata for any partial year of service. Options are awarded at the NYSE’s closing price of our common stock on the date of the grant. The compensation committee has never granted options with an exercise price that is less than the closing price of our common stock on the grant date, nor has it granted options which are priced on a date other than the grant date.

The exercise prices of the stock options granted to our Named Executive Officers during fiscal year 2006 are shown in the Grants of Plan-Based Awards Table below. Additional information on these grants, including the number of shares subject to each grant, also is shown in the Grants of Plan-Based Awards Table. Previous awards and grants, whether vested or unvested, have no impact on the current year’s awards and grants unless otherwise determined by our compensation committee.

Founders Shares.   On October 3, 2005, prior to our IPO, Holdings II acquired all the capital stock of EXCO Holdings and subsequently merged into EXCO Holdings pursuant to the terms of an equity buyout, or Equity Buyout. Upon its formation in September 2005, Holdings II issued 3,333,330 shares of common stock to its founders, which only included members of our management and certain other employees at the time of issuance, for $0.01 per share. This group of founders included all but one of our Named Executive Officers, including Mr. Douglas H. Miller, who purchased 1,655,000 shares, Mr. Stephen F. Smith, who purchased 333,330 shares, Dr. J. Douglas Ramsey, who purchased 166,670 shares (these shares were issued to a limited partnership in which Dr. Ramsey owns a 97.2% limited partnership interest), and Mr. Harold L. Hickey, who purchased 166,670 shares. Each of these Named

Executive Officers and many of our employees also exchanged shares of EXCO Holdings common stock for Holdings II common stock or purchased additional shares of Holdings II common stock for cash in the Equity Buyout. This issuance of shares to the founders of Holdings II was part of our compensation philosophy to encourage our key employees to maximize shareholder value by ensuring that a significant portion of their total compensation was “at risk” in the form of equity compensation.

Retirement and Other Benefit Plans

401(k) Plans.   All of our employees are eligible to participate in a 401(k) plan, either the EXCO Resources, Inc. Employees Savings Trust or the North Coast Energy, Inc. Employees’ Profit Sharing Trust and Plan. We match up to 100% of employee contributions to the 401(k) plans based on years of service with us. In addition, our employees may select our common stock as an investment option under the 401(k) plans, up to a maximum of 50% of their contribution.

Severance Plan.   The Second Amended and Restated Severance Plan, or the Severance Plan, is applicable to all of our employees in the event of a change of control. The Severance Plan provides for the payment of severance equal to one year of an employee’s base salary in the event the employee’s employment is terminated or there is an adverse change in the employee’s job or compensation within six months following a change of control, as defined in the Severance Plan.

Other Benefits Plans.   We offer a variety of health and benefit programs to all employees, including medical, dental, vision, life insurance and disability insurance. Our Named Executive Officers are generally eligible to participate in these employee benefit plans on the same basis as the rest of our employees.

Perquisites and Other Personal Benefits

We provide our Named Executive Officers with perquisites and other personal benefits that the compensation committee believes are reasonable and consistent with our overall compensation program. Mr. Douglas H. Miller’s administrative assistant spends approximately 5% of her time on Mr. Miller’s personal matters. Mr. Stephen F. Smith is a resident of Houston, Texas. We provide a corporate apartment for Mr. Smith in Dallas, Texas and we reimburse all of his business commuting expenses for travel between Houston and Dallas. On limited occasions, executives authorized to use a chartered aircraft for business travel are allowed to bring family members or guests along on the trip. Since we reimburse for use of the aircraft only for business travel and we pay for the aircraft based on the flight hours regardless of the passenger load, there is no incremental direct operating cost to us for the additional passengers. The compensation committee periodically reviews the levels of perquisites and other personal benefits provided to Named Executive Officers.

Attributed costs of the personal benefits described above for the Named Executive Officers for the fiscal year ended December 31, 2006, are included in the Summary Compensation Table under the heading “All Other Compensation.”

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the compensation committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals. We believe that compensation paid under our incentive plans is generally fully deductible for federal income tax purposes. However, in the future, the compensation committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for our executive officers.

Nonqualified Deferred Compensation

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. While the final regulations have not yet become effective, we believe we are operating in good faith compliance with the statutory provisions which were effective January 1, 2005.

Accounting for Stock-Based Compensation

Holdings II adopted the provisions of SFAS No. 123(R) upon its formation in August 2005. Upon closing of the merger of Holdings II with and into EXCO Holdings, we adopted SFAS No. 123(R).

Compensation of Executive Officers

The total compensation paid for the 2006 fiscal year to the Chief Executive Officer, Mr. Douglas H. Miller, Chief Financial Officer, Mr. J. Douglas Ramsey, Ph.D., and the other three most highly paid executive officers who received cash compensation in excess of $100,000 for the fiscal year ended December 31, 2006 (collectively, the “Named Executive Officers”), is set forth below in the following Summary Compensation Table:

2006 FISCAL YEAR SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)(3)		Total ($)
Douglas H. Miller	2006	600,000	120,000	—	1,055,116		—	—	20,000		1,795,116
Chairman and Chief Executive Officer
Stephen F. Smith	2006	400,000	80,000	—	274,043		—	—	43,191	(4)	797,234
Vice Chairman and President
J. Douglas Ramsey, Ph.D.	2006	300,000	60,000	—	136,783		—	—	15,000		511,783
Vice President, Chief Financial Officer and Treasurer
Harold L. Hickey	2006	300,000	60,000	—	136,783		—	—	16,000		512,783
Vice President and Chief Operating Officer
William L. Boeing(5)	2006	262,500	52,500	—	910,827	(6)	—	—	—		1,225,827
Vice President, General Counsel and Secretary

(1)              Reflects the dollar amount expensed for financial statement reporting for the year ended December 31, 2006 in accordance with SFAS No. 123(R), with the exception that the amount shown on the Summary Compensation Table assumes no forfeitures. Share-based compensation expense consists of stock options granted in and prior to 2006. Assumptions used in the calculation of these amounts are included in “Note 2. Summary of significant accounting policies—stock options” and “Note 14. Stock transactions” to our audited financial statements for the fiscal year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2007.

(2)              The amounts shown in this column reflect, for each Named Executive Officer, matching contributions allocated by us to each of the Named Executive Officers pursuant to the EXCO Resources, Inc. Employees Savings Trust as follows: Mr. Miller—$20,000; Mr. Smith—$4,000; Mr. Ramsey—$15,000; and Mr. Hickey—$16,000. Mr. Boeing was not eligible for a matching contribution in 2006. He will be eligible for an initial matching contribution in 2007. We maintain suites at the American Airlines Center in Dallas, Texas and at the Rangers Ballpark in Arlington, Texas for sporting events and other entertainment purposes. We have not included any amounts related to the suites as a perquisite because tickets to the suites are available to all of our employees on a non-discriminatory basis, with business entertainment purposes having priority as to use. We also did not include any amounts related to the use by Mr. Miller of his administrative assistant for personal matters because the incremental cost to us of the estimated 5% of Mr. Miller’s administrative assistant’s time spent on his personal matters, together with the value of any other perquisites received by Mr. Miller, is less than $10,000.

(3)              Mr. Miller owns an aircraft through DHM Aviation, LLC. During 2006, we reimbursed DHM Aviation for our corporate use of the aircraft. We have not included any amounts related to the aircraft as a perquisite because all travel that is reimbursed by us is restricted to travel that is integrally and directly related to performing the executive’s job and the amounts paid to DHM Aviation are below the market rate for the charter of similar aircraft. On limited occasions, employees authorized to use the aircraft for business travel are allowed to bring family members or guests along on the trip provided they have the prior approval of our president and our chief financial officer. Since we reimburse for use of the aircraft only for business travel and we pay for the aircraft based on the flight hours regardless of the passenger load, there is no incremental direct operating cost to us for the additional passengers. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Corporate use of personal aircraft” for additional information on amounts paid to DHM Aviation.

(4)              Mr. Smith is a resident of Houston, Texas. We provide a corporate apartment for Mr. Smith in Dallas, Texas and we reimburse all of his business commuting expenses for travel between Houston and Dallas. During 2006, we paid an aggregate of $32,121 to Mr. Smith for the corporate apartment and $7,070 for commuting expenses.

(5)              Mr. Boeing joined us as Vice President, General Counsel and Secretary in April 2006. Mr. Boeing’s yearly salary is $350,000. The salary and cash bonus amounts for 2006 reflect his partial year of service. Prior to joining us, Mr. Boeing was a partner at Haynes and Boone, LLP. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Haynes and Boone, LLP” for information regarding our relationship with Haynes and Boone.

(6)              Includes $875,343 for 500,000 option shares granted to Mr. Boeing when he joined us as Vice President, General Counsel and Secretary in April 2006 and $35,484 for 26,200 option shares granted in conjunction with our year-end 10% option bonus grant made to all company employees, which represent the amounts recognized for each of these awards for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123(R).

See “—Compensation Discussion and Analysis—Executive Compensation Components—Base Salary” for a discussion of the 2007 base salaries of our Named Executive Officers.

Equity Incentive Awards

The following table sets forth information regarding the plan-based awards under the EXCO Resources, Inc. 2005 Long-Term Incentive Plan granted to each Named Executive Officer during the fiscal year ended December 31, 2006:

2006 FISCAL YEAR GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	Awards ($/ Share)	Option Awards(3)

Douglas H. Miller	12/1/2006	—	—	—	—	—	—	—	60,000	(1)	$14.62	$300,600
Chairman and Chief Executive Officer
Stephen F. Smith	12/1/2006	—	—	—	—	—	—	—	40,000	(1)	$14.62	$200,400
Vice Chairman and President
J. Douglas Ramsey, Ph.D.	12/1/2006	—	—	—	—	—	—	—	30,000	(1)	$14.62	$150,300
Vice President, Chief Financial Officer and Treasurer
Harold L. Hickey	12/1/2006	—	—	—	—	—	—	—	30,000	(1)	$14.62	$150,300
Vice President and Chief Operating Officer
William L. Boeing	4/5/2006	—	—	—	—	—	—	—	500,000	(2)	$12.36	$2,015,000
Vice President, General Counsel and Secretary	12/1/2006	—	—	—	—	—	—	—	26,200	(1)	$14.62	$131,262

(1)        This grant was made in conjunction with our year-end 10% option bonus grant made to all company employees. See “—Compensation Discussion and Analysis—2006 Executive Compensation Components—Long-Term Incentive Compensation—2005 Long-Term Incentive Plan” for a discussion of this option bonus grant.

(2)        The 500,000 option shares were granted to Mr. Boeing when he joined us as Vice President, General Counsel and Secretary in April 2006.

(3)        The amounts included in the “Grant Date Fair Value of Stock and Option Awards’’ column represent the grant date fair value of the awards computed in accordance with SFAS No. 123(R). Assumptions used in the calculation of these amounts are included in “Note 2. Summary of significant accounting policies—stock options” and “Note 14. Stock transactions” to our audited financial statements for the fiscal year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2007. The value ultimately realized by the executive upon the actual exercise of the stock options may or may not be equal to the SFAS No. 123(R) determined value.

The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of December 31, 2006:

2006 FISCAL YEAR OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Douglas H. Miller	852,500	852,500	—	$7.50	10/5/2015	—	—	—	—
Chairman and Chief Executive Officer	15,000	45,000	—	$14.62	12/1/2016	—	—	—	—
Stephen F. Smith	191,650	191,650	—	$7.50	10/5/2015	—	—	—	—
Vice Chairman and President	10,000	30,000	—	$14.62	12/1/2016	—	—	—	—
J. Douglas Ramsey, Ph.D.	83,350	83,350	—	$7.50	10/5/2015	—	—	—	—
Vice President, Chief Financial Officer and Treasurer	7,500	22,500	—	$14.62	12/1/2016	—	—	—	—
Harold L. Hickey	83,350	83,350	—	$7.50	10/5/2015	—	—	—	—
Vice President and Chief Operating Officer	7,500	22,500	—	$14.62	12/1/2016	—	—	—	—
William L. Boeing	125,000	375,000	—	$12.36	4/5/2016	—	—	—	—
Vice President, General Counsel and Secretary	6,550	19,650	—	$14.62	12/1/2016	—	—	—	—

None of our Named Executive Officers exercised any stock options during 2006. As a result, we have not included a table showing 2006 option exercises.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not provide any nonqualified defined contribution or other deferred compensation plans for our Named Executive Officers.

Potential Payments Upon Termination or Change-in-Control

On November 8, 2006, the Board of Directors approved the Second Amended and Restated EXCO Resources, Inc. Severance Plan, which we refer to as the “Severance Plan.”  The Severance Plan provides for the payment of severance in the event the employee’s employment is terminated or there is an adverse change in the employee’s job or compensation, as more specifically described in the Severance Plan, within six months following a change of control of EXCO. The plan is administered by our compensation committee, which has the sole discretion to determine whether an employee’s termination of employment is eligible for payment of severance. All of our regular, full-time employees are eligible to participate in and receive benefits under the Severance Plan.

A change of control is defined as the occurrence of any of the following: (i) we are merged or consolidated into or with another entity, and as a result less than a majority of the combined voting power of the surviving entity is held by the holders of our voting stock prior to the merger; (ii) we sell or otherwise transfer all or substantially all of our assets to any person or entity if less than a majority of the combined voting power of such person or entity immediately after such sale or transfer is held by the holders of our voting stock prior to such sale or transfer; (iii) any person is or becomes the beneficial owner, directly or indirectly, of more than 50% of our total voting power; (iv) individuals who on the effective date of the Severance Plan constituted our Board of Directors and their successors that are appointed by the Board of Directors, cease for any reason to constitute a majority of the Board of Directors; or (v) the adoption of a plan relating to the liquidation or dissolution of us. The definition of “change of control” specifically excludes an event in which any subsidiary of EXCO is spun off by means of a rights offering to EXCO’s shareholders or an underwritten public offering, or any combination thereof, even where less than a majority of the voting equity ownership is retained by EXCO.

Severance payment will be made only if the employee fully executes a release form with the plan administrator, to release and forever discharge us from any and all liability which the employee may have against us as a result of employment with or subsequent termination from us. Severance payment is equal to one year of an employee’s base salary, offset by any other severance pay or other income replacement, to be paid in cash in a lump sum within fourteen days following receipt by us of an executed release form.

Mr. Boeing’s offer letter related to his employment with us included a reference to a severance arrangement for him with the details to be mutually agreed upon at a later time. Mr. Boeing subsequently agreed to relinquish any rights to severance under such letter, other than in accordance with the terms of the Severance Plan. Mr. Boeing is still eligible to participate in the Severance Plan.

The following tables show, as of December 31, 2006, potential payments to our Named Executive Officers for various scenarios involving a change of control, death or disability, using, where applicable, the closing price of our common stock of $16.91 (as reported on the NYSE as of December 29, 2006). The footnotes listed below the tables apply to all of the tables in this section.

Douglas H. Miller
Chairman and Chief Executive Officer

Executive Benefits and Payments Upon Termination	Termination for Cause or Misconduct Within Six Months After a Change of Control ($)	Termination Not for Cause or Misconduct Within Six Months After a Change of Control ($)(1)	Change of Control (No Termination) ($)	Death ($)	Disability ($)
Compensation
Severance(2)	—	600,000	—	—	—
Long-term Equity Incentives—Stock Options(3)	8,125,075	8,125,075	8,125,075	8,125,075	8,125,075
Total	8,125,075	8,725,075	8,125,075	8,125,075	8,125,075

Stephen F. Smith
Vice Chairman and President

Executive Benefits and Payments Upon Termination	Termination for Cause or Misconduct Within Six Months After a Change of Control ($)	Termination Not for Cause or Misconduct Within Six Months After a Change of Control ($)(1)	Change of Control (No Termination) ($)	Death ($)	Disability ($)
Compensation
Severance(2)	—	400,000	—	—	—
Long-term Equity Incentives—Stock Options(3)	1,872,127	1,872,127	1,872,127	1,872,127	1,872,127
Total	1,872,127	2,272,127	1,872,127	1,872,127	1,872,127

J. Douglas Ramsey, Ph.D.
Vice President, Chief Financial Officer and Treasurer

Executive Benefits and Payments Upon Termination	Termination for Cause or Misconduct Within Six Months After a Change of Control ($)	Termination Not for Cause or Misconduct Within Six Months After a Change of Control ($)(1)	Change of Control (No Termination) ($)	Death ($)	Disability ($)
Compensation
Severance(2)	—	300,000	—	—	—
Long-term Equity Incentives—Stock Options(3)	835,849	835,849	835,849	835,849	835,849
Total	835,849	1,135,849	835,849	835,849	835,849

Harold L. Hickey
Vice President and Chief Operating Officer

Executive Benefits and Payments Upon Termination	Termination for Cause or Misconduct Within Six Months After a Change of Control ($)	Termination Not for Cause or Misconduct Within Six Months After a Change of Control ($)(1)	Change of Control (No Termination) ($)	Death ($)	Disability ($)
Compensation
Severance(2)	—	300,000	—	—	—
Long-term Equity Incentives—Stock Options(3)	835,849	835,849	835,849	835,849	835,849
Total	835,849	1,135,849	835,849	835,849	835,849

William L. Boeing
Vice President, General Counsel and Secretary

Executive Benefits and Payments Upon Termination	Termination for Cause or Misconduct Within Six Months After a Change of Control ($)	Termination Not for Cause or Misconduct Within Six Months After a Change of Control ($)(1)	Change of Control (No Termination) ($)	Death ($)	Disability ($)
Compensation
Severance(2)	—	350,000	—	—	—
Long-term Equity Incentives—Stock Options(3)	1,751,249	1,751,249	1,751,249	1,751,249	1,751,249
Total	1,751,249	2,101,249	1,751,249	1,751,249	1,751,249

(1)          The officer shall not be eligible to receive a severance payment if either (i) he receives a comparable offer of employment from any other operation of EXCO or any of its affiliate organizations, regardless of whether he accepts such offer or (ii) he receives and accepts a transfer of employment to any other operation of EXCO or any of its affiliate organizations.

(2)          Assumes a payment equal to 100% of the officer’s annual base salary.

(3)          Pursuant to the terms of each stock option award, all options become fully vested automatically upon a change of control or upon the death or the total and permanent disability of the officer.

Director Compensation

The following table provides compensation information for the one year period ended December 31, 2006 for each non-employee member of our Board of Directors:

2006 FISCAL YEAR DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey D. Benjamin	85,000	—	—	—	—	—	85,000
Earl E. Ellis	45,000	—	—	—	—	—	45,000
Robert H. Niehaus	40,000	—	—	—	—	—	40,000
Boone Pickens	25,000	—	—	—	—	—	25,000
Robert L. Stillwell	40,000	—	—	—	—	—	40,000

Cash Compensation.   Our non-employee directors are paid a retainer of $25,000 per year. The chair of each committee is paid an additional $10,000 per year, other than the chair of the audit committee who is paid an additional $50,000 per year. Each other committee member is paid an additional $5,000 per year. We pay no additional remuneration to our employees serving as directors. All directors, including our employee directors, are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings. We anticipate that cash compensation to directors in fiscal 2007 will be the same as that described above.

At its November 8, 2006 meeting, the Board of Directors adopted the 2007 Director Plan of EXCO Resources, Inc. (as amended, we refer to this plan as the “Payment Plan”). The Payment Plan permits the non-employee directors who receive fees for their service on the Board of Directors and its committees to make an annual election to receive their fees (i) entirely in cash, (ii) 50% in cash and 50% in our common stock, or (iii) entirely in our common stock. Due to certain regulatory reasons, Mr. Pickens will be paid in cash. All of our other non-employee directors have elected to receive their fees for service during 2007 entirely in our common stock. All director fees are paid on a quarterly basis on the first business day following the end of each fiscal quarter. Payments in the form of our common stock are issued as of the payment date, which is the first business day following the end of the fiscal quarter, at the closing price of the our common stock on the NYSE on that date.

The Payment Plan also permits non-employee directors to defer the payment of his or her director fees (employee directors do not receive fees in their capacity as directors), beginning with director fees earned in 2007. Directors may defer the payment of director fees, whether payable in the form of cash or our common stock, to (i) a specified date, (ii) his or her termination of service, (iii) the occurrence of a change of control, or (iv) the earlier of two or more of those events. This deferral is qualified to satisfy the requirements of Section 409A of the Internal Revenue Code of 1986.

The Payment Plan also provides that upon the appointment or election to the Board of Directors of a new director, the new director will receive an automatic one-time grant of an option to purchase 50,000 shares of our common stock, in addition to the other fees they will earn as a director. The grant date will be the date of appointment or election and the exercise price will be set at the closing price of our common stock on the NYSE. The option will have a term of ten years, with 25% of the shares subject to the option (12,500 shares) vesting immediately and the balance vesting in equal proportions on the next three anniversary dates. No shares will vest, and such shares will be forfeited, in any fiscal year in which the director attends less than 75% of the Board of Directors meetings held for that fiscal year. In the event a director ceases to serve for any reason, the unvested shares subject to the option shall be forfeited. However, this option will be subject to acceleration upon a change of control as defined under the EXCO Resources, Inc. 2005 Long-Term Incentive Plan. All shares issuable under the Payment Plan, including pursuant to any option granted thereunder, shall be deemed issued under the terms of the EXCO Resources, Inc. 2005 Long-Term Incentive Plan.

Compensation Committee Report on Executive Compensation

Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A.

The foregoing report is provided by the following directors, who constitute the compensation committee.

COMPENSATION COMMITTEE

Robert L. Stillwell, Chairman
Jeffrey D. Benjamin
Earl E. Ellis
Robert H. Niehaus

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2006, the compensation committee was comprised of Messrs. Stillwell (chair), Benjamin, Ellis and Niehaus.

No member of our compensation committee is or has been an officer or employee of us or any of our subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K during the fiscal year ended December 31, 2006. None of our executive officers served as a director or member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our compensation committee or as one of our directors.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2006 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,267,373	$10.32	1,574,475
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
Total	8,267,373	$10.32	1,574,475

Principal Shareholders

The following tables set forth as of April 3, 2007 the number and percentage of shares of our common stock and Convertible Preferred Stock of the Company beneficially owned by:

•       each person known by us to beneficially own more than 5% of the outstanding shares of our common stock or 5% of the outstanding shares of Convertible Preferred Stock;

•       each of our directors;

•       each of our named executive officers; and

•       all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Beneficial ownership information is based on the most recent Forms 3, 4 and 5 and Schedules 13D and 13G filings with the SEC and reports made directly to us. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 3, 2007 and shares of common stock issuable upon conversion of Convertible Preferred Stock are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership of our common stock is based upon 104,241,415 shares of common stock outstanding as of

April 3, 2007. Percentage of beneficial ownership of Convertible Preferred Stock is based upon 39,008 shares of Convertible Preferred Stock outstanding as of April 3, 2007. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o EXCO Resources, Inc., 12377 Merit Drive, Suite 1700, Dallas, Texas 75251.

Beneficial owner	Shares of Common Stock(1)	Percentage of Common Stock outstanding	Shares of Convertible Preferred Stock	Percentage of Convertible Preferred Stock outstanding
Holders of more than 5%
BP EXCO Holdings II LP(2)	13,193,722	12.7%	—	—
8117 Preston Road Suite 260W Dallas, TX 75225
Oaktree Capital Management, LLC(3)	9,370,394	8.5%	11,700	30.0%
333 S. Grand Avenue, 28th Floor Los Angeles, CA 90071
FMR Corp.(4)	9,328,867	8.9%	1,952	5.0%
82 Devonshire Street Boston, MA 02109
Ares Corporate Opportunities Fund(5)	8,085,307	7.6%	2,925	7.5%
Ares Corporate Opportunities Fund II, L.P. c/o Ares Management LLC 1999 Avenue of the Stars Suite 1900 Los Angeles, CA 90067
Cyrus Capital Partners, LP(6)	1,026,842	1.0%	1,951	5.0%
390 Park Avenue, 21st Floor New York, NY 10022
American International Group, Inc.(7)	1,026,842	1.0%	1,951	5.0%
70 Pine Street New York, New York 10270

(1)          Includes the shares of our common stock into which the shares of Convertible Preferred Stock shown in the “Shares of Convertible Preferred Stock” column are convertible. The Convertible Preferred Stock is convertible at any time at the holder’s election into a number of shares of our common stock equal to the quotient of the then-current liquidation preference divided by the then-current conversion price. Initially, the liquidation preference is $10,000 per share and the conversion price is $19.00 per share, which equates to each share of Convertible Preferred Stock being initially convertible into approximately 526.3 shares of our common stock, subject to adjustment for fractional shares. The Convertible Preferred Stock also votes with our common stock on all matters, other than the election of directors, on an as converted basis.

(2)          Includes 388,889 shares of our common stock held by BP EXCO Holdings, LP.

(3)          Includes 3,142,400 shares of our common stock held by OCM Principal Opportunities Fund III, L.P. (“Fund III”), 57,600 shares of our common stock held by OCM Principal Opportunities Fund IIIA,

L.P. (“Fund IIIA”), 5,850 shares of Convertible Preferred Stock held by OCM Principal Opportunities Fund IV, L.P. (“Fund IV”) and 5,850 shares of Convertible Preferred Stock held by OCM EXCO Holdings, LLC (“OCM EXCO”). Oaktree Capital Management, LLC (“Oaktree”) is (i) managing member of OCM Principal Opportunities Fund III GP, LLC (“Fund III GP”), (ii) sole director of OCM Principal Opportunities Fund IV GP Ltd. (“Fund IV GP Ltd.”), (iii) manager of OCM EXCO and (iv) investment manager of Fund III, Fund VI A and Fund IV. Fund III GP is the general partner of Fund III and Fund IIIA. Fund IV GP Ltd. is the general partner of OCM Principal Opportunities Fund IV GP, L.P., which is the general partner of Fund IV.

Oaktree is a limited liability company managed by an executive committee, the members of which are Howard S. Marks, Bruce A. Karsh, Sheldon M. Stone, D. Richard Masson, Larry W. Keele, Stephen A. Kaplan, John B. Frank, David Kirchheimer and Kevin L. Clayton. Each such person disclaims beneficial ownership of the securities listed, except to the extent of any pecuniary interest therein.

Also includes 12,500 shares which represent the vested portion of a stock option to purchase 50,000 shares of our common stock issued to Mr. Cebula, a Managing Director of Oaktree, as an initial grant upon becoming one of our directors in March 2007 pursuant to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc. This stock option is held directly by Mr. Cebula for the benefit of the Oaktree Funds. Pursuant to the policies of Oaktree, Mr. Cebula must hold this stock option on behalf of and for the sole benefit of the Oaktree Funds and is assigning all economic, pecuniary, and voting rights to the Oaktree Funds. Mr. Cebula disclaims beneficial ownership of these securities, except to the extent of any indirect pecuniary interest therein.

(4)          Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 8,398,815 shares, or 8.0%, of our outstanding common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The number of shares of our common stock owned by the investment companies includes 1,027,367 shares of Common Stock resulting from the assumed conversion of 1,952 shares of Convertible Preferred Stock. The number of shares of our common stock owned by the investment companies does not include 4,235,788 shares of common stock resulting from the conversion of 8,048 shares of Hybrid Preferred Stock. If such shares of common stock issuable upon conversion of the Hybrid Preferred Stock were included, then Fidelity would be the beneficial owner of 1,264,603 shares, or 11.5%, of our outstanding common stock.

Edward C. Johnson 3d and FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 8,398,815 shares owned by the funds.

Members of the family of Edward C. Johnson 3d, Chairman of FMR Corp., are the predominant owners, directly or through trusts, of Series B shares of common stock of FMR Corp., representing 49% of the voting power of FMR Corp. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees.

Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of  109,200 shares of our outstanding common stock as a result of its serving as investment manager of the institutional account(s). Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive power and sole power to vote or to direct the voting of these shares.

Pyramis Global Advisors Trust Company (“PGATC”), 53 State Street, Boston, Massachusetts, 02109, an indirect wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 591,105 shares, or 0.6%, of our outstanding common stock as a result of its serving as investment manager of institutional accounts owning such shares. The number of shares of our common stock owned by the institutional account(s) includes 82,105 shares of our common stock resulting from the assumed conversion of 156 shares of Convertible Preferred Stock. The number of shares of our common stock owned by the institutional accounts does not include 338,947 shares of common stock resulting from the conversion of 644 shares of Hybrid Preferred Stock. If such shares of common stock issuable upon conversion of the Hybrid Preferred Stock were included, then PGATC would be the beneficial owner of 930,052 shares, or 0.8%, of our outstanding common stock. Edward C. Johnson 3d and FMR Corp., through its control of PGATC, each has sole dispositive power and sole power to vote or to direct the voting of these shares.

(5)          Includes 6,533,333 shares of our common stock held by Ares Corporate Opportunities Fund, L.P. (“ACOF”) and an aggregate of 1,539,474 shares of our common stock initially issuable upon conversion of 2,925 shares of Convertible Preferred Stock held by ACOF (together with certain affiliated co-investing entities) and Ares Corporate Opportunities Fund II, L.P. (together with certain affiliated co-investing entities) (collectively, the “ACOF Investors”). ACOF Management, L.P. (“ACOF Management”) is the general partner of ACOF (and its affiliated co-investing entities). ACOF Management II, L.P. (“ACOF Management II”) is the general partner of ACOF II (and its affiliated co-investing entities). ACOF Operating Manager, L.P. (“ACOF Operating”) is the general partner of ACOF Management and the manager of ACOF. ACOF Operating Manager II, L.P., (“ACOF Operating II”) is the general partner of ACOF Management II and the manager of ACOF II. Ares Inc. is the general partner of ACOF Operating and ACOF Operating II. Ares Management LLC (“Ares Management”) indirectly owns 100% of the limited partnership interests of  ACOF Operating Manager and ACOF Operating Manager II. Ares Partners Management Company, LLC (“Ares Partners”), directly or indirectly owns all of the outstanding capital stock of Ares Inc. and Ares Management. Each of the members of Ares Partners has the right to receive distributions in respect of the sale of investments by the entities named above, including the shares of our common stock and the Convertible Preferred Stock, in accordance with their membership interests in Ares Partners. Under applicable law, certain of these members and their respective spouses (where applicable) may be deemed to be beneficial owners having indirect ownership of the securities owned of record by the ACOF Investors by virtue of such status. Each of the entities named above (other than the ACOF Investors) and the members of Ares Partners and their respective spouses (where applicable) disclaim beneficial ownership of all securities reported herein.

Also includes 12,500 shares of our common stock, which represents the vested portion of stock options to acquire 50,000 shares of our common stock which were issued to one of our directors, Jeffrey Serota, as an initial grant pursuant to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc. upon becoming one of our directors in March 2007. These stock options are held by Mr. Serota for the benefit of Ares Management and certain funds managed by or affiliated with Ares Management (collectively, the “Ares Entities”). Pursuant to the policies of the Ares Entities, Mr. Serota holds these stock options as a nominee for the sole benefit of the Ares Entities and has assigned all economic, pecuniary and voting rights to the Ares Entities. Mr. Serota disclaims beneficial ownership of these securities.

(6)          Cyrus Capital Partners LP, a registered investment advisor, is the investment manager for the following shareholders: 1,648 shares of Convertible Preferred Stock held by Cyrus Opportunities Master Fund II, Ltd., 49 shares of Convertible Preferred Stock held by Cyrus Short Credit Master Fund, Ltd. and 254 shares of Convertible Preferred Stock held by CRS Fund, Ltd.

(7)          Includes 137 shares of Convertible Preferred Stock held by AIG Annuity Insurance Company, 49 shares of Convertible Preferred Stock held by Merit Life Insurance Co., 156 shares of Convertible Preferred Stock held by AIG Life Insurance Company, 156 shares of Convertible Preferred Stock held by American International Life Assurance Company of New York, 59 shares of Convertible Preferred Stock held by American General Assurance Company, 105 shares of Convertible Preferred Stock held by The United States Life Insurance Company, 16 shares of Convertible Preferred Stock held by American International Group, Inc. Retirement Plan, 316 shares of Convertible Preferred Stock held by The Variable Annuity Life Insurance Company and 758 shares of Convertible Preferred Stock held by American General Life Insurance Company, each an affiliate of American International Group, Inc. Additionally, 199 shares of Convertible Preferred Stock are owned by certain open ended management investment companies for which AIG Global Investment Corp. (“AIGGIC”) or AIG SunAmerica Asset Management Corp. (each a direct or indirect wholly owned subsidiary of American International Group, Inc.) acts as investment adviser or sub-adviser. AIGGIC, an SEC registered investment adviser, is a part of AIG Global Investment Group (“AIGGIG”). AIGGIG is comprised of a group of international companies (including AIGGIC), which provide investment advice and market asset management products and services to clients around the world.

Beneficial owner	Shares(1)	Options exercisable within 60 days	Percentage of shares outstanding
Named Executive Officers
Douglas H. Miller(2)	5,429,473	867,500	5.2%
Stephen F. Smith(3)	791,116	201,650	*
J. Douglas Ramsey, Ph.D.(4)	774,125	90,850	*
William L. Boeing	256,550	256,550	*
Harold L. Hickey	348,525	90,850	*
Directors
Jeffrey D. Benjamin(5)	488,284	25,000	*
Vincent D. Cebula(6)	12,500	12,500	*
Earl E. Ellis(7)	487,681	25,000	*
Robert H. Niehaus(8)	3,140,085	25,000	3.0%
Boone Pickens(9)	13,354,715	25,000	12.8%
Jeffrey S. Serota(10)	—	—	*
Robert L. Stillwell(11)	52,822	25,000	*
All executive officers and directors as a group (13 persons)	25,193,793	1,666,150	23.6%

(1)          Includes the options exercisable within 60 days shown in the options column.

(2)          Includes 562,916 shares of our common stock held in six trusts for the benefit of immediate family members.

(3)          Includes 39,142 shares of our common stock held in two trusts for the benefit of immediate family members.

(4)          Includes 614,309 shares of our common stock held by a limited partnership in which Dr. Ramsey holds a 97.2% limited partnership interest.

(5)          Includes the right to acquire 1,281 shares of our common stock pursuant to the Payment Plan granted to Mr. Benjamin as deferred compensation in lieu of cash for his service on our board of directors and committees for the quarter ended March 31, 2007. These shares vest immediately and are to be settled in our common stock upon the earlier to occur of (1) as soon as administratively feasible after the date on which Mr. Benjamin incurs a “Termination of Service” under the Payment Plan and (2) upon the occurrence of a “Change in Control” under the Payment Plan. The number of shares are equal to the amount of compensation deferred under the Payment Plan divided by $16.60 which was the closing price for our common stock on April 2, 2007. See “Item 11. Executive Compensation—Director Compensation” for a discussion of the Payment Plan.

(6)          These 12,500 shares represent the vested portion of a stock option to purchase 50,000 shares of our common stock issued to Mr. Cebula, a Managing Director of Oaktree, as an initial grant upon becoming one of our directors in March 2007 pursuant to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc. This stock option is held directly by Mr. Cebula for the benefit of the Oaktree Funds. Pursuant to the policies of Oaktree, Mr. Cebula must hold this stock option on behalf of and for the sole benefit of the Oaktree Funds and is assigning all economic, pecuniary, and voting rights to the Oaktree Funds. Mr. Cebula disclaims beneficial ownership of these securities, except to the extent of any indirect pecuniary interest therein. The shares reported for Mr. Cebula do not include 3,200,000 shares of our common stock, 11,700 shares of Series B Convertible Preferred Stock and 48,300 shares of Series A-1 Hybrid Preferred Stock, in each case, held directly by certain of the Oaktree Funds. Mr. Cebula disclaims beneficial ownership of these securities, except to the extent of any indirect pecuniary interest therein.

(7)          Includes 678 shares of our common stock issued pursuant to the Payment Plan to Mr. Ellis in lieu of cash as compensation for his service on our board of directors and committees for the quarter ended March 31, 2007. See “Item 11. Executive Compensation—Director Compensation” for a discussion of the Payment Plan.

(8)          Beneficial ownership consists of 1,450,018 shares of our common stock owned by Greenhill Capital Partners, L.P., 207,189 shares of our common stock owned by Greenhill Capital Partners (Cayman), L.P., 228,860 shares of our common stock owned by Greenhill Capital Partners (Executives), L.P., 458,415 shares of our common stock owned by Greenhill Capital, L.P., 753 shares of Convertible Preferred Stock owned by Greenhill Capital Partners II, L.P., 295 shares of Convertible Preferred Stock owned by Greenhill Capital Partners (Cayman) II, L.P., 52 shares of Convertible Preferred Stock owned by Greenhill Capital Partners (Executives) II, L.P., and 363 shares of Convertible Preferred Stock owned by Greenhill Capital Partners (Employees) II, L.P. By virtue of his ownership and management positions at the entities which control the Greenhill funds referred to in the preceding sentence, Mr. Niehaus may be deemed to beneficially own these shares. Mr. Niehaus disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Beneficial ownership also includes options held by Mr. Niehaus to purchase 25,000 shares of our common stock pursuant to the 2005 Long-Term Incentive Plan and 603 shares of our common stock directly held by Mr. Niehaus and issued pursuant to the Payment Plan to Mr. Niehaus in lieu of cash as compensation for his service on our board of directors and committees for the quarter ended March 31, 2007. See “Item 11. Executive Compensation—Director Compensation” for a discussion of the Payment Plan.

(9)          Includes 388,889 shares of our common stock held by BP EXCO Holdings LP, 13,193,722 shares of our common stock held by BP EXCO Holdings II LP and 135,993 shares of our common stock held by his wife, Madeleine Pickens. Mr. Pickens is the controlling member of BP EXCO Holdings GP, LLC, the general partner of BP EXCO Holdings II LP.

(10) In connection with Mr. Serota’s appointment to our board of directors in March 2007, Mr. Serota was granted options to acquire 50,000 shares of our common stock. Options to acquire 12,500 of these shares vested on March 30, 2007. These stock options are held by Mr. Serota for the benefit of the Ares Entities. Pursuant to the policies of the Ares Entities, Mr. Serota holds these stock options as a nominee for the sole benefit of the Ares Entities and has assigned all economic, pecuniary and voting rights to the Ares Entities. Mr. Serota disclaims beneficial ownership of these securities.  Amounts reported do not include the shares of our common stock and Convertible Preferred Stock referred to in note 5 to the beneficial ownership table for “holders of more than 5%” above, with respect to which Mr. Serota disclaims beneficial ownership.

(11) Includes the right to acquire 603 shares of our common stock pursuant to the Payment Plan granted to Mr. Stillwell as deferred compensation in lieu of cash for his service on our board of directors and committees for the quarter ended March 31, 2007. These shares vest immediately and are to be settled in our common stock upon the earlier to occur of (1) as soon as administratively feasible after the date on which Mr. Stillwell incurs a “Termination of Service” under the Payment Plan and (2) upon the occurrence of a “Change in Control” under the Payment Plan. The number of shares are equal to the amount of compensation deferred under the Payment Plan divided by $16.60 which was the closing price for our common stock on April 2, 2007. See “Item 11. Executive Compensation—Director Compensation” for a discussion of the Payment Plan.

*                    Less than 1%.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

TXOK acquisition

On September 27, 2005, BP EXCO Holdings LP acquired 150,000 shares of preferred stock of TXOK Acquisition, Inc., or TXOK, an affiliate of EXCO Holdings, for $150.0 million to partially fund our acquisition of ONEOK Energy Resources Company and ONEOK Energy Resources Holdings, L.L.C. Mr. Boone Pickens, one of our directors, is the controlling member of BP EXCO Holdings GP, LLC, the general partner of BP EXCO Holdings LP. In connection with the sale of the TXOK preferred stock, each of TXOK and EXCO Holdings agreed, if the proceeds of an initial public offering of its or its subsidiary’s capital stock were not sufficient to redeem all of the TXOK preferred stock, to use its reasonable best efforts to redeem all of the TXOK preferred stock with available cash and borrowings under its credit facilities. On February 14, 2006, TXOK redeemed the TXOK preferred stock for $158.7 million in cash. In addition, the Company issued 388,889 shares of its common stock, or redemption shares, to an entity controlled by Mr. Pickens, as the redemption premium under the terms of the Amended and Restated Certificate of Incorporation of TXOK. The redemption shares were issued at a price of $12.00 per share in accordance with the redemption terms. Mr. Pickens holds over 98% of the partnership interests in BP EXCO Holdings LP. The terms of the TXOK preferred stock were negotiated on terms believed to be fair to EXCO Holdings in order to arrange interim equity financing pending completion of the IPO. The redemption shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. As a result of the redemption of the TXOK preferred stock, TXOK became a wholly-owned subsidiary of the Company.

TXOK also entered into a credit facility with an initial borrowing base of $325.0 million, and a second lien term loan facility of $200.0 million to fund the ONEOK acquisition. Approximately $308.8 million was drawn at the closing of the ONEOK acquisition. Neither EXCO Holdings nor EXCO Resources were an obligor or guarantor with respect to these financings; however, EXCO Holdings pledged its stock in TXOK as collateral security for payment of the TXOK credit facility and the TXOK term loan. On February 14, 2006, in connection with our IPO, the Company advanced TXOK $158.8 million to redeem its preferred stock and TXOK became a wholly-owned subsidiary.

Effective October 15, 2005, the Company entered into an intercompany agreement with TXOK to manage TXOK’s business affairs. Prior to the IPO and the redemption of the TXOK preferred stock, Mr. Pickens controlled TXOK through BP EXCO Holdings LP’s ownership of the TXOK preferred stock. The agreement provides that we will provide TXOK with general management, treasury, finance, legal, audit, tax, information technology, and payroll and benefit administration services. TXOK has agreed to reimburse us on a monthly basis for the total amount of compensation, taxes and benefits we provide to employees providing services to TXOK. TXOK has also agreed to pay us $25,000 per month for the additional services we provide, as well as reimbursement of all costs directly related to the operations of TXOK.

Equity Buyout

On October 3, 2005, Holdings II acquired all the capital stock of EXCO Holdings and subsequently merged into EXCO Holdings. Upon its formation, Holdings II issued 3,333,330 shares of common stock to its founders for $0.01 per share. This group of founders included Mr. Douglas H. Miller, who purchased 1,655,000 shares, Mr. Stephen F. Smith, who purchased 333,330 shares, Dr. J. Douglas Ramsey, who purchased 166,670 shares (these shares were issued to a limited partnership in which Dr. Ramsey owns a 97.2% limited partnership interest), and Mr. Harold L. Hickey, who purchased 166,670 shares, as well as a number of our employees. Each of these persons and many of our employees also exchanged shares of

EXCO Holdings common stock for Holdings II common stock or purchased additional shares of Holdings II common stock for cash pursuant to the terms of two stock purchase agreements.

The registration rights agreement

Overview.   Each stockholder of Holdings II on October 3, 2005 entered into a registration rights agreement with Holdings II. These stockholders include Douglas H. Miller, Stephen F. Smith, J. Douglas Ramsey, Ph.D., Harold L. Hickey, Jeffrey D. Benjamin, Earl E. Ellis, Robert H. Niehaus, Boone Pickens and Robert L. Stillwell. The registration rights agreement was amended and restated pursuant to the terms and conditions of the First Amended and Restated Registration Rights Agreement, or the registration rights agreement. As a result of the merger of Holdings II with and into EXCO Holdings and upon consummation of the merger of EXCO Holdings into us, the registration rights agreement was assumed by us. The registration rights agreement entitles the EXCO Holdings stockholders to certain rights with respect to the registration of shares of our common stock for resale under the Securities Act.

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

At any time on or after 180 days after the completion of the IPO, any holder of unregistered shares of our common stock who is party to the registration rights agreement may request that we register up to one-third of the holder’s registrable securities in a resale registration statement. At any time on or after 365 days after the completion of the IPO, any holder of registrable securities may again require us to register up to an additional one-third of the holder’s registrable securities initially covered by the registration rights agreement in the same manner as the initial resale registration was made. A similar demand right will be invocable by any holder with respect to its remaining registrable securities commencing 540 days after completion of the IPO. Upon any such request for registration, we would then be required to give notice of the requested registration to all other holders of registrable securities to allow such other holders to register up to one-third of their registrable securities on the same registration statement. We may request in writing that J.P. Morgan Securities Inc. (or the lead underwriter and sole stabilization agent of the IPO, if other than J.P. Morgan Securities Inc.) waive the registration waiting periods and registration volume limitations on resale registrations described in this paragraph. Upon or without such a request, J.P. Morgan Securities Inc. (or such other underwriter), in its sole discretion and based upon its evaluation of market conditions, the historical trading activity and liquidity of our common shares and other considerations it deems relevant, may waive continued application of the registration waiting periods and registration volume limitations described in this paragraph.

If EXCO Holdings (or, after the merger of EXCO Holdings into us, we) at any time or from time to time proposes to register any of its securities under the Securities Act of 1933, as amended, or the Securities Act, other than in an initial public offering or registrations on Form S-4 or Form S-8, then all holders, or all former holders, of EXCO Holdings registrable securities, if such shares have not been previously registered, will be entitled to piggyback registration rights, allowing them to have their shares included in the registration. These piggyback registrations are subject to delay or termination of the registration in certain circumstances.

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

Founders common stock.   The registration rights agreement provides, until the third anniversary of the registration rights agreement, that the holders of our common stock representing common stock of Holdings II issued prior to the Equity Buyout, or the founders, may only sell their common stock pursuant to an effective registration statement covering the resale of such founder’s shares and may not sell their shares pursuant to Rule 144 or any other exemption from registration or otherwise.

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

On January 17, 2007, our registration statement covering one-third of the shares that were subject to the registration statement was declared effective by the SEC. On January 11, 2007, J.P. Morgan Securities Inc. and EXCO executed a waiver letter that allows selling shareholders to request that we register for resale the remaining two-thirds of their shares at any time after February 14, 2007. On February 15, 2007, we received a request from one of our shareholders to register the remaining two-thirds of his shares in accordance with the registration rights agreement.

Corporate use of personal aircraft

We periodically charter, for company business, a jet aircraft from DHM Aviation, LLC, a company owned by Douglas H. Miller, our chairman and chief executive officer. The Board of Directors has adopted a written policy covering the use of this aircraft. We believe that prudent use of a chartered private airplane by our senior management while on company business can promote efficient use of management time. Such usage can allow for unfettered, confidential communications among management during the course of the flight and minimize airport commuting and waiting time, thereby promoting maximum use of management time for company business. However, we restrict the use of the aircraft to priority company business being conducted by senior management in a manner that is cost effective to us and our shareholders. As a result, reimbursed use of the aircraft is restricted to travel that is integrally and directly related to performing senior management’s jobs. Such use must be approved in advance by our President and Chief Financial Officer. We maintain a detailed written log of such usage specifying the personnel (and others, if any) that fly on the aircraft, the travel dates and destination(s), and the company business being conducted. In addition, the log contains a detail of all charges paid or reimbursed by us with supporting written documentation.

At least annually, and more frequently if requested by the audit committee or our Director of Internal Audit, our Director of Internal Audit surveys fixed base operators and other charter operators located at Dallas Love Field, Dallas, Texas to ascertain hourly flight rates for aircraft of comparable size and equipment in relation to the aircraft. This survey also ascertains other charges (including fuel surcharges) invoiced by such charter operators as well as out-of-pocket reimbursement policies. Such survey is supplied to the audit committee in order for the audit committee to establish an hourly rate and other charges we shall pay for the upcoming calendar year for the use of the aircraft. The present hourly rate paid by EXCO to DHM Aviation, LLC is less than market rate for similar aircraft. In addition, DHM Aviation, LLC is reimbursed for customary out-of-pocket catering expenses invoiced for a flight and any reimbursement of out-of-pocket expenses for pilots.

We reimburse DHM Aviation, LLC at a rate of $3,600 per hour, including fuel surcharges, for use of the aircraft, plus expenses related to catering, crew meals and accommodations. During 2006, we reimbursed $532,253 to DHM Aviation, LLC for use of the aircraft.

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

American Airlines Center suite

We maintain a suite at the American Airlines Center in Dallas, Texas. We share the suite with and are reimbursed for 50% of our expenses relative to the suite by an entity affiliated with Boone Pickens, one of our directors, pursuant to an arrangement entered into in 2006 between us and such entity. During the year ended December 31, 2006, we paid a total of $350,000 to maintain the suite for a one year lease from August 2006 to August 2007, of which $175,000 was reimbursed by the entity affiliated with Mr. Pickens.

Private placement of preferred stock

On March 30, 2007, we completed a private placement of an aggregate of 39,008 shares of 7.0% Preferred Stock for $390 million and 160,992 shares of Hybrid Preferred Stock for $1.61 billion to accredited investors. We refer to this transaction as the “private placement.” In the private placement, we issued and sold 23,408 shares of Series A-1 7.0% Preferred Stock, 975 shares of Series A-2 7.0% Preferred Stock, 11,700 shares of Series B 7.0% Preferred Stock, 2,925 shares of Series C 7.0% Preferred Stock, 149,441 shares of Series A-1 Hybrid Preferred Stock and 11,551 shares of Series A-2 Hybrid Preferred Stock. The purchase price for each share of all series of preferred stock was $10,000 (which equaled the liquidation preference per share on March 30, 2007). The issuance and sale of the shares in the private placement was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

The $2.0 billion in cash proceeds from the private placement were used to make a $1.67 billion contribution to EXCO Partners, LP to close the acquisition of substantially all of the oil and natural gas properties, acreage and related assets, including hedges in respect of a significant portion of estimated production for 2007, 2008 and 2009, of Anadarko Petroleum Corporation and Anadarko Gathering Company in the Vernon and Ansley Fields located in Jackson Parish, Louisiana, to repay $262.5 million of indebtedness at EXCO Partners, LP, and, when combined with surplus cash, to reduce our outstanding revolving credit facility by $352.0 million and to pay offering expenses.

Several related parties participated in the transaction:

•       Entities affiliated with Ares purchased 2,925 shares of Series C 7.0% Cumulative Convertible Perpetual Preferred Stock, or Series C Convertible Preferred Stock, and 12,075 shares of Series A-1 Hybrid Preferred Stock for $150 million. Prior to the private placement, Ares beneficially owned approximately 6.3% of our outstanding common stock. The private placement increased Ares’ beneficial ownership to approximately 7.6% (or 12.9% if the shareholders approve the convertibility of the shares of Hybrid Preferred Stock). Jeffrey S. Serota, one of our directors, is a Managing Director of Ares. Mr. Serota was designated to our board of directors by Ares pursuant to the terms of the Series C Convertible Preferred Stock, as more fully described in “Item 10. Directors, Executive Officers and Corporate Governance—Preferred Stock Directors.”

•       Entities affiliated with Oaktree purchased 11,700 shares of Series B 7.0% Cumulative Convertible Perpetual Preferred Stock, or Series B Convertible Preferred Stock, and 48,300 shares of Series A-1 Hybrid Preferred Stock for $600 million. Prior to the private placement, Oaktree beneficially owned approximately 3.1% of our outstanding common stock. The private placement increased Oaktree’s beneficial ownership to approximately 8.5% (or 25.6% if the shareholders approve the convertibility of the shares of Hybrid Preferred Stock). Vincent J. Cebula, one of our directors, is a Managing Director of Oaktree. Mr. Cebula was designated to our board of directors by Oaktree pursuant to the terms of the Series B Convertible Preferred Stock, as more fully described in “Item 10. Directors, Executive Officers and Corporate Governance—Preferred Stock Directors.”

•       Entities affiliated with Greenhill Capital Partners, LLC purchased 1,463 shares of Series A-1 7.0% Cumulative Convertible Perpetual Preferred Stock, or Series A-1 Convertible Preferred Stock, and 6,037 shares of Series A-1 Hybrid Preferred Stock shares for $75 million. Prior to the private placement, Greenhill beneficially owned approximately 2.3% of our outstanding common stock. The private placement increased Greenhill’s beneficial ownership to approximately 3.0% (or 5.8% if the shareholders approve the convertibility of the shares of Hybrid Preferred Stock). Robert H. Neihaus, one of our directors, is a Senior Member of GCP 2000, LLC and Managing Director of Greenhill Capital Partners, LLC, which control the general partners of Greenhill Capital Partners, L.P. and its affiliated investment funds.

•       Entities affiliated with FMR Corp. purchased 1,952 shares of Series A-1 7.0% Convertible Preferred Stock and 8,048 shares of Series A-1 Hybrid Preferred Stock shares for $100 million. Prior to the private placement, FMR Corp. beneficially owned approximately 7.0% of our outstanding common stock. The private placement increased FMR Corp.’s beneficial ownership to approximately 7.9% (or 11.4% if the shareholders approve the convertibility of the shares of Hybrid Preferred Stock).

In connection with the private placement, we entered into the following agreements:

Preferred Stock Purchase Agreement

On March 28, 2007, we entered into a Preferred Stock Purchase Agreement, which we refer to as the Stock Purchase Agreement, with the investors in the private placement, pursuant to which we issued and sold to the investors (a) an aggregate of $390 million of shares of our Series A-1 Convertible Preferred Stock, Series A-2 7.0% Cumulative Convertible Perpetual Preferred Stock, or Series A-2 Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock and (b) an aggregate of $1.61 billion of shares of our Series A-1 Hybrid Preferred Stock and Series A-2 Hybrid Preferred Stock. The Stock Purchase Agreement included representations, warranties, covenants and indemnities customary for a transaction of this type. We covenanted to seek the approval of our common shareholders of the (i) designations, preferences, limitations and rights set forth in Annex III of the statement of designations of the Hybrid Preferred Stock, including the convertibility of the Hybrid Preferred Stock into our common stock, (ii) the issuance of all of the shares of common stock issuable upon conversion of the Hybrid Preferred Stock, and (iii) removal of the restriction on adjustments of the conversion price of the Convertible Preferred Stock, each in accordance with the rules of the New York Stock Exchange (“NYSE”). We refer to this approval as the NYSE shareholder approval and to all the items to be approved, collectively, as the NYSE approval proposal. We agreed to prepare and distribute proxy materials as promptly as possible to solicit proxies for approval of the NYSE approval proposal and to hold a meeting of shareholders no later than September 26, 2007, to vote upon the NYSE approval proposal. We also granted holders of the Convertible Preferred Stock and Hybrid Preferred Stock a right of first offer with respect to any subsequent issuances of shares by us of common stock (or other securities convertible into or exchangeable for common stock) at a price per share less than the then-effective conversion price of the Convertible Preferred Stock and, after the NYSE shareholder approval, the Hybrid Preferred Stock, subject to customary exceptions.

Registration Rights Agreements

In connection with the Stock Purchase Agreement, on March 28, 2007, we entered into a Registration Rights Agreement with the investors, which we refer to as the 7.0% Registration Rights Agreement, with respect to the registration of the resale of the shares of common stock underlying the Convertible Preferred Stock and the Hybrid Preferred Stock, the shares of Series A-1 Convertible Preferred Stock and, after the NYSE shareholder approval, the shares of Series A-1 Hybrid Preferred Stock that were issued and sold pursuant to the Stock Purchase Agreement. The 7.0% Registration Rights Agreement contains customary terms and conditions for a transaction of this type. We have agreed to file with the SEC, not later than September 26, 2007, a registration statement to register the offer and sale of the common shares issuable upon conversion of the Convertible Preferred Stock and to use our best efforts to have the registration statement declared effective by March 24, 2008. If any shares of Convertible Preferred Stock are outstanding on March 30, 2011, we have agreed to file a registration statement with the SEC by June 28, 2011 registering such shares for resale and to use our best efforts to have such registration statement declared effective by September 26, 2011. If we are unable to meet the deadlines described above, or if a registration statement ceases to remain effective or if we restrict sales under a registration statement under certain “blackout provisions” for longer than the contractually permitted period, we must pay liquidated damages at a rate of 0.50% per annum of the Convertible Preferred Stock liquidation preference for the first 90 days and thereafter for each subsequent 90-day period at an additional rate of 0.25% up to a maximum of 2.00% per annum during any default period. We have also agreed to indemnify holders against certain liabilities under the Securities Act in respect of any such resale registration.

In connection with the Stock Purchase Agreement, on March 28, 2007, we also entered into a Registration Rights Agreement with the investors, which we refer to as the Hybrid Registration Rights Agreement, with respect to the registration of the resale of the shares of Series A-1 Hybrid Preferred Stock that were issued and sold pursuant to the Stock Purchase Agreement. If we have not obtained the NYSE shareholder approval by September 26, 2007, we have agreed to file a registration statement with the SEC by December 24, 2007, covering the resale prior to the NYSE shareholder approval of shares of Hybrid Preferred Stock and to use our best efforts to have the registration statement declared effective by March 24, 2008. The Hybrid Registration Right Agreement contains liquidated damages payment provisions similar to the 7.0% Registration Rights Agreement and similar indemnification obligations.

Director Nomination Letter Agreements

In connection with the Stock Purchase Agreement, we entered into a letter agreement, dated March 28, 2007, with certain investors affiliated with Oaktree pursuant to which we agreed to cause an individual designated by Oaktree to be nominated to serve on our board of directors following such time as (i) Oaktree ceases to have the right to elect a director to serve on our board of directors pursuant to the Statement of Designation for the Series B Convertible Preferred Stock and (ii) less than 25% of the shares of Convertible Preferred Stock and Hybrid Preferred Stock originally issued on March 30, 2007 remain outstanding, and for so long as Oaktree owns at least 10,000,000 shares of our common stock (including for this purpose shares of common stock into which any preferred stock then held by Oaktree is convertible).

In connection with the Stock Purchase Agreement, we also entered into a letter agreement, dated March 28, 2007, with certain investors affiliated with Ares pursuant to which we agreed to cause an individual designated by Ares to be nominated to serve on our board directors following such time as (i) Ares ceases to have the right to elect a director to serve on our board of directors pursuant to the Statement of Designation for the Series C Convertible Preferred Stock and (ii) less than 25% of the shares of Convertible Preferred Stock and Hybrid Preferred Stock originally issued on March 30, 2007 remain outstanding, for so long as Ares owns at least 10,000,000 shares of our common stock (including for this purpose shares of common stock into which any preferred stock then held by Ares is convertible).

The terms of each class and series of preferred stock issued in the private placement are described below:

Convertible Preferred Stock

Series A-1 Convertible Preferred Stock.   The Series A-1 Convertible Preferred Stock is convertible into our common stock at a price of $19 per share, as may be adjusted in accordance with the terms of the Series A-1 Convertible Preferred Stock, and we may force the conversion of the Series A-1 Convertible Preferred Stock at any time if our common stock trades for 20 days within a period of 30 consecutive days at a price above 175% of the then effective conversion price ($33.25 per share at the current conversion price of $19 per share) at any time during the 24 months after issuance, above 150% of the then effective conversion price ($28.50 per share at the current conversion price of $19 per share) thereafter through the 48th month after issuance and above 125% of the then effective conversion price ($23.75 per share at the current conversion price of $19 per share) at any time thereafter. Cash dividends will accrue at the rate of 7.0% per annum prior to March 30, 2013 and at the rate of 9.0% thereafter. In lieu of paying cash dividends, we may, under certain circumstances prior to March 30, 2013, pay a dividend by adding the dividend at a rate of 9.0% per annum to the liquidation preference of the shares of Series A-1 Convertible Preferred Stock. Upon the occurrence of a change of control, holders of the Series A-1 Convertible Preferred Stock may require us to repurchase their shares for cash at the liquidation preference plus accumulated dividends. Holders of the Series A-1 Convertible Preferred Stock have the right to vote with the holders of common stock, the other holders of Convertible Preferred Stock and, after the NYSE Shareholder Approval, the holders of Hybrid Preferred Stock, together as a single class, on all matters submitted to the shareholders of EXCO, except the election of directors and the NYSE approval proposal, on an as-converted basis. Holders of the Series A-1 Convertible Preferred Stock, the Series B Convertible Preferred Stock, the Series C Convertible Preferred Stock and, after the NYSE shareholder approval, the Series A-1 Hybrid Preferred Stock, have the right to separately elect up to four directors, referred to as the “preferred stock directors,” subject to the rights of the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock to vote as separate classes to each elect one of such preferred stock directors. In addition, upon the occurrence of specified defaults in the Statements of Designation for the Convertible Preferred Stock and the Hybrid Preferred Stock, the holders of the Convertible Preferred Stock and Hybrid Preferred Stock, voting together as a class, have the right to elect four additional directors, referred to as the “default directors,” until such default is cured.

Series A-2 Convertible Preferred Stock.   The Series A-2 Convertible Preferred Stock has substantially the same rights as the Series A-1 Convertible Preferred Stock, except that holders of Series A-2 Convertible Preferred Stock do not have the right to elect directors (other than the default directors) and do not have registration rights under the 7.0% Registration Rights Agreement. Shares of Series A-2 Convertible Preferred Stock automatically convert into shares of Series A-1 Convertible Preferred Stock when the holder thereof has provided us with a certificate certifying that either no filing is required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, with respect to such holder’s acquisition of the shares of Series A-1 Convertible Preferred Stock or the waiting period applicable to such holder under the HSR Act has expired.

Series B Convertible Preferred Stock.   The Series B Convertible Preferred Stock was issued to Oaktree and has substantially the same rights as the Series A-1 Convertible Preferred Stock, except that the holders of Series B Convertible Preferred Stock will have the right to designate one of the preferred directors and do not have registration rights under the 7.0% Registration Rights Agreement. The Series B Convertible Preferred Stock is convertible into Series A-1 Convertible Preferred Stock at any time at the election of the holder and will automatically convert into Series A-1 Convertible Preferred Stock when Oaktree ceases to own an aggregate of 10,000 shares of Series B Convertible Preferred Stock and/or Hybrid Preferred Stock.

Series C Convertible Preferred Stock.   The Series C Convertible Preferred Stock was issued to Ares and has substantially the same rights as the Series A-1 Convertible Preferred Stock, except that the holders of Series C Convertible Preferred Stock will have the right to designate one of the preferred directors and do not have registration rights under the 7.0% Registration Rights Agreement. The Series C Convertible Preferred Stock is convertible into Series A-1 Convertible Preferred Stock at any time at the election of the holder and will automatically convert into Series A-1 Convertible Preferred Stock when Ares ceases to own an aggregate of 10,000 shares of Series C Convertible Preferred Stock and/or Hybrid Preferred Stock.

Hybrid Preferred Stock

Initially the Hybrid Preferred Stock is not convertible into common stock. If the NYSE shareholder approval is obtained in accordance with the rules and regulations of the NYSE, then the terms of the Series A-1 Hybrid Preferred Stock and the Series A-2 Hybrid Preferred Stock will transform into the same designations, preferences, limitations and relative voting rights as the Series A-1 Convertible Preferred Stock and the Series A-2 Convertible Preferred Stock, respectively, including the dividend rights and the right to convert into common stock. We have covenanted to seek the NYSE shareholder approval under the Stock Purchase Agreement.

Series A-1 Hybrid Preferred Stock.   Prior to the NYSE shareholder approval, dividends will accrue on the Series A-1 Hybrid Preferred Stock at a rate of 11.0% per annum and are payable in cash. If the NYSE shareholder approval has not been obtained by September 26, 2007, the annual dividend rate will increase by 0.50% per quarter (up to a maximum rate of 18% per annum) until the NYSE shareholder approval has been obtained. Prior to the earlier of September 26, 2007 and the date that the NYSE shareholder approval is obtained, the Series A-1 Hybrid Preferred Stock may be redeemed only with the consent of the holders of the Hybrid Preferred Stock at a redemption price equal to 100% of the liquidation preference plus accrued dividends. After September 26, 2007 and prior to NYSE shareholder approval, the Series A-1 Hybrid Preferred Stock is redeemable at our option at any time, and must be redeemed following the maturity of our 7.0% Senior Notes due 2011, for cash at 125% of the liquidation premium plus accrued dividends. Upon the occurrence of a change of control, holders of the Series A-1 Hybrid Preferred Stock may require us to repurchase their shares for cash at 101% of the liquidation preference plus accrued dividends. In addition, upon the occurrence of specified defaults in the Statements of Designation for the Hybrid Preferred Stock, the holders of the Convertible Preferred Stock and Hybrid Preferred Stock, voting together as a class, have the right to elect four default directors until such default is cured. In addition, prior to the NYSE shareholder approval, the Series A-1 Hybrid Preferred Stock contains covenants restricting our incurrence of additional indebtedness and requiring us to repurchase the shares following certain asset dispositions.

Series A-2 Hybrid Preferred Stock.   The Series A-2 Hybrid Preferred Stock has substantially the same rights as the Series A-1 Hybrid Preferred Stock, except that holders of Series A-2 Hybrid Preferred Stock do not have the right to elect directors other than the default directors and have no registration rights. Shares of Series A-2 Hybrid Preferred Stock automatically convert into shares of Series A-1 Hybrid Preferred Stock when the holder thereof has provided us with a certificate certifying that either no filing is required under the HSR Act with respect to such holder’s acquisition of the shares of Series A-1 Hybrid Preferred Stock or the waiting period applicable to such holder under the HSR Act has expired.

Haynes and Boone, LLP

William L. Boeing, our Vice President, General Counsel and Secretary, was a partner at Haynes and Boone, LLP, which serves as our outside corporate counsel, before he joined us on April 1, 2006. From January 1, 2006 to March 31, 2006, we paid legal fees of approximately $780,000 to Haynes and Boone, LLP. Mr. Boeing’s interest in such fees was less than $10,000.

In accordance with our audit committee charter, our audit committee is responsible for reviewing and approving the terms and conditions of all related party transactions. Any material financial transaction with any director, executive officer, nominee or holder of five percent or more of our securities, or immediate family member of any of the foregoing, would need to be approved by our audit committee prior to our entering into such transaction.

The audit committee did not review and approve the sharing of the suite at the American Airlines Center with Boone Pickens, as the sharing of the suite was viewed as a simple expense sharing arrangement where costs and use were split 50/50 between the Company and Mr. Pickens. In addition, while the preferred stock transaction was not approved by the audit committee independently (firms associated with two of the three members of the audit committee participated in the private placement), it was approved by the entire board of directors, including a majority of the disinterested directors, and the relationships with and participation by all related parties was discussed.

Director Independence

The standards relied upon by the Board of Directors in affirmatively determining whether a director is “independent” in compliance with the rules of NYSE are comprised, in part, of those objective standards set forth in NYSE rules. In addition, no director will qualify as “independent” unless the Board affirmatively determines that the director has no material relationship with the EXCO (either directly or as a partner, shareholder or officer of an organization that has a relationship with us). The following commercial or charitable relationships, although not exclusive, will not be considered to be material relationships that would impair a director’s independence: (a) the director is an executive officer or owns beneficially or of record more than a ten percent equity interest of another company that does business with us or its subsidiaries and the annual sales to, or purchases from, us or our subsidiaries are less than five percent of the annual revenues of the company he or she serves as an executive officer of; (b) the director is an executive officer or owns beneficially or of record more than a ten percent equity interest of another company which is indebted to us or our subsidiaries, or to which we or our subsidiaries is indebted, and the total amount of either company’s indebtedness to the other is less than five percent of the total consolidated assets of the company he or she serves as an executive officer of; and (c) the director serves as an officer, director or trustee of a charitable organization, and our discretionary charitable contributions to the organization are less than five percent of that organization’s total annual charitable receipts. Any automatic matching by us of employee charitable contributions will not be included in the amount of our contributions for this purpose.

The Board of Directors, in applying the above-referenced standards, has affirmatively determined that our current “independent” directors are: Jeffrey D. Benjamin, Vincent D. Cebula, Earl E. Ellis, Robert H. Niehaus, Jeffrey S. Serota and Robert L. Stillwell. As part of the Board’s process in making such determination, each such director provided written assurances that (a) all of the above-cited objective criteria for independence are satisfied and (b) he has no other “material relationship” with us that could interfere with his ability to exercise independent judgment.

In addition to the transactions, relationships and arrangements described under the heading “—Transactions with Related Persons,” in determining that the directors above are “independent,” the Board considered the relationships described below.

Robert L. Stillwell’s son worked for us from 2002-2005. In 2005, Mr. Stillwell’s son received a payment of over $60,000 for stock options he held of EXCO Holdings. This does not disqualify Mr. Stillwell from being deemed independent for NYSE purposes under the objective criteria. However, for 2006, this relationship disqualified him from being a “non-employee” director under Rule 16b-3. He is not disqualified from being a “non-employee” director in 2007. In addition, Mr. Stillwell is not independent for purposes of serving on our audit committee under Rule 10A-3(a)(3) because he is employed by BP Capital

LP, an entity owned by Mr. Boone Pickens. BP Capital LP is likely an affiliate of us by virtue of the two entities being under common control. The Board has determined that none of the above relationships interfere with Mr. Stillwell’s ability to exercise independent judgment.

Jeffrey D. Benjamin holds a working interest in certain wells managed by Woolsey Petroleum in which we also hold a working interest. We do not operate these wells, and we and Mr. Benjamin are not parties to a common agreement. Furthermore, Mr. Benjamin’s annual distributions from such wells during each of the last three fiscal years is not a material amount. Additionally, Mr. Benjamin in a non-employee, senior advisor to Apollo Management, LP, or Apollo. An entity affiliated with Apollo, Apollo Investment Corporation, purchased 975 shares of Series A-1 7.0% Preferred Stock and 4,025 shares of Series A-1 Hybrid Preferred Stock shares for $50 million in the private placement described under “—Transactions with Related Persons—Private placement of preferred stock.” These interests do not disqualify Mr. Benjamin from being deemed independent for NYSE purposes under the objective criteria and the Board of Directors has determined that these interests do not interfere with his ability to exercise independent judgment.

Earl E. Ellis serves as an executive officer and is a significant stockholder of company of which Messrs. Miller and Smith were directors until November 2, 2005. We sought guidance from the NYSE regarding a potential disqualification from independence based upon these relationships. Given that Mr. Ellis received no compensation for his service as an executive officer and that Messrs. Miller and Smith were not on the compensation committee of the private company, we were told that Mr. Ellis could be deemed to be independent for NYSE purposes. Effective November 2, 2005, Messrs. Miller and Smith resigned from the board of the private company to avoid any possible future conflicts. Messrs. Miller and Smith also own equity interests in this same company, but their interests represent less than 5% of the total equity ownership. The Board determined that these relationships do not interfere with Mr. Ellis’s ability to exercise his independent judgment.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services provided to us by KPMG LLP, or KPMG, and PricewaterhouseCoopers LLP, or PWC, for the years ended December 31, 2005 and 2006 were as follows:

		2006
	2005	PWC	KPMG	Total
	(in thousands)
Audit Fees(a)	$1,692	$1,514	$1,446	$2,960
Audit-Related Fees(b)	3	400	1,717	2,117
Tax Fees(c)	—	10	108	118
All Other Fees	—	1	—	1
Total	$1,695	$1,925	$3,271	$5,196

(a)           Fees for audit services include fees associated with the annual audit, the reviews of EXCO’s quarterly reports on Form 10-Q and our Form S-1 registration statement filed with the SEC in connection with our initial public offering that was completed on February 14, 2006.

(b)          Audit-related fees principally included accounting consultations and fees incurred related to our 2006 acquisitions, our Form S-1 registration statement filed with the SEC in connection with the resale of shares of our common stock acquired in the Equity Buyout and Sarbanes-Oxley compliance testwork. Excludes fees incurred in 2006 for services provided by PWC after PWC was dismissed as our principal accountant.

(c)           Tax fees, when incurred, include tax compliance and tax planning.

In considering the nature of the services provided by KPMG and PWC, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with KPMG and PWC and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval of Independent Registered Public Accounting Firm Fees and Services Policy

The audit committee has adopted a policy that requires advance approval of all audit services and non-audit services performed by the independent registered public accounting firm or other public accounting firms. Audit services approved by the audit committee within the scope of the engagement of the independent registered public accounting firm are deemed to have been pre-approved. The policy further provides that pre-approval of non-audit services by the independent registered public accounting firm will not be required if:

•       the aggregate amount of all such non-audit services provided by the independent registered public accounting firm to us does not constitute more than 5% of the total amount of revenues paid by us to the independent auditor during that fiscal year;

•       such non-audit services were not recognized by us at the time of the independent registered public accounting firm’s engagement to be non-audit services; and

•       such non-audit services are promptly brought to the attention of the audit committee and approved by the audit committee prior to the completion of the audit.

The audit committee may delegate to one or more members of the audit committee the authority to grant pre-approval of non-audit services provided that such member or members reports any decision to the audit committee at its next scheduled meeting.

The audit committee pre-approved all of the aggregate audit fees, audit-related fees, tax fees and other fees set forth in the table.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)              Exhibits

EXHIBIT NUMBER	Description Of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Accounting Officer of EXCO Resources, Inc., filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to its annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCO RESOURCES, INC. (Registrant)
Date: April 16, 2007	By:	/s/ DOUGLAS H. MILLER
Douglas H. Miller
Chairman and Chief Executive Officer

Index to Exhibits

EXHIBIT NUMBER	Description Of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Accounting Officer of EXCO Resources, Inc., filed herewith.