Form 10-Q
period 2007-03-31
EXCO RESOURCES INC
filed 2007-05-14
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

YES ☐   NO ☒

The number of shares of common stock, par value $0.001 per share, outstanding as of May 10, 2007 was 104,308,965.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
(in thousands)	2006	2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,822	$169,678
Accounts receivable:
Oil and natural gas sales	84,078	76,709
Joint interest	14,902	15,550
Interest and other	12,199	12,256
Oil and natural gas derivatives	91,614	30,829
Deferred income taxes	—	37,996
Other	11,095	10,419
Total current assets	236,710	353,437
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	297,919	350,813
Proved developed and undeveloped oil and natural gas properties	2,492,863	3,841,474
Accumulated depreciation, depletion and amortization	(142,591)	(191,007)
Oil and natural gas properties, net	2,648,191	4,001,280
Gas gathering assets	203,537	323,264
Accumulated depreciation, depletion and amortization	(4,181)	(6,021)
Gas gathering assets, net	199,356	317,243
Office and field equipment, net	14,805	14,926
Advance on pending acquisition	80,000	43,000
Oil and natural gas derivatives	41,469	10,650
Deferred financing costs, net	15,929	16,353
Other assets	520	471
Goodwill	470,077	470,077
Total assets	$3,707,057	$5,227,437

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
(in thousands, except per share and share data)	2006	2007
		(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$54,402	$80,356
Accrued interest payable	36,000	7,684
Revenues and royalties payable	53,994	51,926
Income taxes payable	89	87
Deferred income taxes payable	32,639	—
Current portion of asset retirement obligations	1,579	1,577
Current portion of long-term debt	6,500	—
Oil and natural gas derivatives	5,721	68,599
Total current liabilities	190,924	210,229
Long-term debt, net of current portion	2,081,653	1,613,061
Asset retirement obligations and other long-term liabilities	57,570	70,481
Deferred income taxes	166,136	182,563
Oil and natural gas derivatives	30,924	64,551
Commitments and contingencies	—	—

7.0% Cumulative Convertible Perpetual Preferred Stock, par value $0.001 per share, 39,008 shares outstanding at March 31, 2007, liquidation preference of $390,232 at March 31, 2007	—	388,606
Hybrid Preferred Stock, par value $0.001 per share, 160,992 shares outstanding at March 31, 2007, liquidation preference of $1,610,904 at March 31, 2007	—	1,603,835

Shareholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized at March 31, 2007, of which 39,008 shares have been designated as 7.0% Cumulative Convertible Perpetual Preferred Stock and 160,992 shares have been designated as Hybrid Preferred Stock; no shares of preferred stock other than the 7.0% Cumulative Convertible Perpetual and Hybrid Preferred Stock (presented above) are issued and outstanding at March 31, 2007	—	—
Common stock, $.001 par value; Authorized shares - 250,000,00 issued and outstanding shares - 104,162,241 at December 31, 2006 and 104,240,840 at March 31, 2007	104	104
Additional paid-in capital	1,024,442	1,027,536
Retained earnings	155,304	66,471
Total shareholders’ equity	1,179,850	1,094,111
Total liabilities and shareholders’ equity	$3,707,057	$5,227,437

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
(in thousands, except per share and share data)	2006	2007
Revenues and other income:
Oil and natural gas	$69,738	$117,811
Gain (loss) on derivative financial instruments	40,775	(96,019)
Other income	2,276	6,725
Total revenues and other income	112,789	28,517
Costs and expenses:
Oil and natural gas production	11,128	30,215
Depreciation, depletion and amortization	20,677	51,324
Accretion of discount on asset retirement obligations	302	943
General and administrative	5,909	14,175
Interest	16,345	76,709
Total costs and expenses	54,361	173,366
Equity in net income of TXOK Acquisition, Inc.	1,593	—
Income (loss) before income taxes	60,021	(144,849)
Income tax expense (benefit)	22,869	(57,152)
Net income (loss)	37,152	(87,697)
Preferred stock dividends	—	1,136
Net income (loss) available to common shareholders	$37,152	$(88,833)
Net income (loss) per common share:
Net income (loss) per common share - basic	$0.46	$(0.85)
Net income (loss) per common share - diluted	$0.45	$(0.85)
Weighted average shares:
Basic	80,098,873	104,201,768
Diluted	81,814,515	104,201,768

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
(in thousands)	2006	2007

Operating Activities:
Net income (loss)	$37,152	$(87,697)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net income of TXOK Acquisition, Inc.	(1,593)	—
Depreciation, depletion and amortization	20,677	51,324
Stock option compensation expense	598	1,910
Accretion of discount on asset retirement obligations	302	943
Non-cash change in fair value of derivatives	(43,570)	128,092
Deferred income taxes	22,176	(56,037)
Amortization of deferred financing costs, premium on 7 1/4% senior notes due 2011 and discount on long-term debt	5,877	9,355
Effect of changes in:
Accounts receivable	47,421	8,494
Other current assets	(1,939)	361
Accounts payable and other current liabilities	(24,221)	(24,194)
Net cash provided by operating activities	62,880	32,551
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(32,649)	(1,489,950)
Advance to TXOK Acquisition, Inc.	(158,750)	—
Cash acquired in acquisition of TXOK Acquisition, Inc.	32,261	—
Advance on pending acquisition	—	(43,000)
Proceeds from disposition of property and equipment and other	(608)	131,594
Net cash used in investing activities	(159,746)	(1,401,356)
Financing Activities:
Borrowings under credit agreements	184,500	1,198,000
Repayments under credit agreements	(584,751)	(1,672,532)
Payments on interim bank loan	(350,000)	—
Proceeds from issuance of common stock, net of underwriter commissions and initial public offering costs	656,331	817
Proceeds from issuance of preferred stock	—	2,000,000
Payments for preferred stock issuance costs	—	(525)
Deferred financing costs	(745)	(10,099)
Net cash provided by (used in) financing activities	(94,665)	1,515,661
Net increase (decrease) in cash	(191,531)	146,856
Cash at beginning of period	226,953	22,822
Cash at end of period	$35,422	$169,678

Supplemental Cash Flow Information:
Interest paid	$27,398	$92,695
Value of shares issued in connection with redemption of TXOK Acquisition, Inc. preferred stock	$4,667	$—
Long-term debt assumed in TXOK Acquisition, Inc. acquisition	$508,750	$—
Elimination of deferred income taxes related to equity in net income of TXOK Acquisition, Inc. due to step acquisition	$899	$—
Derivative financial instruments assumed in Vernon Acquisition	$—	$60,015

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		paid-in	Retained	shareholders’
(in thousands)	Shares	Amount	capital	earnings	equity

Balance at December 31, 2005	50,000	$50	$354,482	$16,350	$370,882
Issuance of common stock, net of expenses	54,004	54	666,760	—	666,814
Deferred initial public offering costs	—	—	(5,892)	—	(5,892)
Share-based compensation	—	—	804	—	804
Net income	—	—	—	37,152	37,152
Balance at March 31, 2006	104,004	$104	$1,016,154	$53,502	$1,069,760

Balance at December 31, 2006	104,162	$104	$1,024,442	$155,304	$1,179,850
Issuance of common stock, net of expenses	79	—	817	—	817
Preferred stock dividends	—	—	—	(1,136)	(1,136)
Share-based compensation	—	—	2,277	—	2,277
Net loss	—	—	—	(87,697)	(87,697)
Balance at March 31, 2007	104,241	$104	$1,027,536	$66,471	$1,094,111

See accompanying notes.

EXCO RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Organization and basis of presentation

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

EXCO Resources, Inc., a Texas corporation, or EXCO Resources, is an independent oil and natural gas company engaged in the acquisition, development and exploitation of onshore North American oil and natural gas properties. We expect to continue to grow by leveraging our management team’s experience, exploiting our multi-year inventory of development drilling locations and exploitation projects, and selectively pursuing acquisitions that meet our strategic and financial objectives. We employ the use of debt and equity along with a comprehensive derivative financial instrument program to support our acquisition strategy. This approach enhances our ability to execute our business plan over the entire commodity price cycle, protect our returns on investment, and manage our capital structure.

During 2006, we completed acquisitions of oil and natural gas properties, acreage and related gathering facilities totaling in excess of $2.0 billion, the largest of which was Winchester Energy Company, Ltd., or Winchester, for approximately $1.1 billion.  The Winchester acquisition, which consisted of oil and natural gas properties, gathering facilities and acreage located in the East Texas/North Louisiana area, was completed within our subsidiary, EXCO Partners, LP, or EXCO Partners.  Concurrent with the acquisition of Winchester, EXCO Resources contributed all of its assets and subsidiaries that conducted business in the East Texas/North Louisiana area to EXCO Partners.  Organizationally, EXCO Partners and its subsidiaries are indirect wholly-owned subsidiaries of EXCO Resources.  EXCO Partners’ debt is not guaranteed by EXCO Resources and EXCO Partners does not guarantee EXCO Resources’ debt.

During the first quarter of 2007, we completed a significant acquisition in the East Texas/North Louisiana area, completed a private placement of preferred stock and amended one of our credit agreements.  See –“Significant recent transactions – Amended and restated credit agreement of EPOP.”

The accompanying condensed consolidated balance sheets as of December 31, 2006 and March 31, 2007, the results of operations and cash flows for the three months ended March 31, 2006 and 2007 and the changes in shareholders’ equity for the three months ended March 31, 2006 and 2007, are for EXCO, its subsidiaries, and prior to the IPO, its parent.  All intercompany transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the current year presentation.

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and in the opinion of management, reflect all adjustments necessary to present fairly the consolidated financial position of EXCO at March 31, 2007 and its results of operations and cash flows for the periods presented.  We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading.  These unaudited interim financial statements should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the interim periods are not necessarily indicative of the results we expect for the full year.

2.             Significant recent transactions

Private placement of preferred stock

On March 30, 2007, we completed a private placement, or Private Placement, of an aggregate of $390.0 million of 7.0% Cumulative Convertible Perpetual Preferred Stock, or 7.0% Preferred Stock, and $1.61 billion of Hybrid Preferred Stock, or Hybrid Preferred Stock, to accredited investors pursuant to the terms and conditions of a Preferred Stock Purchase Agreement dated March 28, 2007.  The purchase price for each share was $10,000 (which equals the liquidation preference per share on March 30, 2007).  The issuance and sale of the shares in the Private Placement was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

The net proceeds of the Private Placement were used to fund the purchase price of approximately $1.5 billion for the acquisition on March 30, 2007 of substantially all of the oil and natural gas properties, acreage and related assets, including hedges in respect of a significant portion of estimated production for 2007, 2008 and 2009, from entities affiliated with Anadarko Petroleum Corporation, or Anadarko, in the Vernon and Ansley Fields located in Jackson Parish, Louisiana, or the Vernon Acquisition, and to repay certain outstanding indebtedness.

The 7.0% Preferred Stock is convertible into shares of our common stock at an initial conversion price of $19.00 per share, subject to anti-dilution adjustments, which equates to each share of 7.0% Preferred Stock being initially convertible into approximately 526.3 shares of our common stock, subject to adjustment for fractional shares.  The Hybrid Preferred Stock is not currently convertible into shares of our common stock.  Under applicable New York Stock Exchange, or NYSE, rules, shareholder approval is required to issue common stock, or securities convertible into or exercisable for common stock, if (i) such common stock has, or will have upon issuance, 20.0% or more of the voting power outstanding before the issuance, (ii) the number of shares of common stock to be issued is, or will be upon issuance, equal to 20.0% or more of the number of shares of common stock outstanding before the issuance, (iii) such common stock, or securities convertible into or exercisable for common stock, will be issued to a director, officer or substantial security holder of a company and such securities exceed either a threshold of one percent or, if issued to a substantial security holder who is not a director or officer at a price that is not less than the book and market value of the common stock, five percent of the number of shares of common stock or the voting power outstanding before the issuance or (iv) such issuance will result in a change of control of a company.

Absent NYSE rules, we likely would have issued 200,000 shares of 7.0% Preferred Stock to fund the Vernon Acquisition and to repay certain outstanding indebtedness.  As a result of the limited time period to fund the Vernon Acquisition and the time required to organize a special meeting of shareholders, we were unable to hold a special meeting of our shareholders to approve the issuance of 200,000 shares of 7.0% Preferred Stock prior to the Vernon Acquisition.  Therefore, in the interim, we issued (i) 39,008 shares of 7.0% Preferred Stock, consisting of 23,408 shares of Series A-1 7.0% Preferred Stock, 975 shares of Series A-2 7.0% Preferred Stock, 11,700 shares of Series B 7.0% Preferred Stock and 2,925 shares of Series C 7.0% Preferred Stock, which shares by their terms are convertible into 19.7% of the number of shares of common stock outstanding before the preferred stock issuance and (ii) 160,992 shares of Hybrid Preferred Stock, consisting of 149,441 shares of Series A-1 Hybrid Preferred Stock and 11,551 shares of Series A-2 Hybrid Preferred Stock, which shares are not currently convertible into common stock and which do not have general voting rights.

We agreed with the preferred stock investors to seek the shareholder approval required by the NYSE, or NYSE Shareholder Approval, to transform the terms of the Hybrid Preferred Stock into the same terms as the 7.0% Preferred Stock.  If NYSE Shareholder Approval is obtained, the designations, preferences, limitations and relative voting rights of the Series A-1 Hybrid Preferred Stock and Series A-2 Hybrid Preferred Stock will become identical to the designations, preferences, limitations and relative voting rights of the Series A-1 7.0% Preferred Stock and the Series A-2 7.0% Preferred Stock, respectively, including the right to dividends and the right to convert into shares of our common stock at an initial conversion price of $19.00 per share, subject to anti-dilution adjustments.

If NYSE Shareholder Approval is not obtained prior to September 26, 2007, the Hybrid Preferred Stock will remain outstanding and the 11.0% per annum dividend rate will be increased by 0.5% per annum for the first 90-day period thereafter and by an additional rate of 0.5% per annum for each subsequent 90-day period thereafter, up to a maximum rate of 18.0% per annum until NYSE Shareholder Approval is obtained.  In addition, the Hybrid Preferred Stock will continue to have the terms described below under “—Principal Terms of the Hybrid Preferred Stock,” including restrictive covenants on our right to incur additional indebtedness, the requirement for us to repurchase the shares following certain asset dispositions and a mandatory redemption by us on April 18, 2011 at 125% of the liquidation preference plus accumulated dividends.

Principal terms of the 7.0% Preferred Stock

The following summarizes the principal terms of the 7.0% Preferred Stock.

Series A-1 7.0% Preferred Stock

The Series A-1 7.0% Preferred Stock has an initial liquidation preference equal to $10,000 per share and is convertible into common stock at a price of $19.00 per share, as may be adjusted in accordance with the terms of the Series A-1 7.0% Preferred Stock. We may force the conversion of the Series A-1 7.0% Preferred Stock at any time if the common stock trades for 20 days within a period of 30 consecutive days at a price, above 175% of the then effective conversion price ($33.25 per share at the current conversion price of $19.00 per share) at any time during the 24 months after issuance, above 150% of the then effective conversion price ($28.50 per share at the current conversion price of $19.00 per share) thereafter through the 48th month after issuance and above 125% of the then effective conversion price ($23.75 per share at the current conversion price of $19.00 per share) at any time thereafter.  Cash dividends will accrue at the rate of 7.0% per annum prior to March 30, 2013 and at the rate of 9.0% per annum thereafter.  In lieu of paying cash dividends, we may, under certain circumstances prior to March 30, 2013, pay such dividend at a rate of 9.0% per annum by adding the dividend to the liquidation preference of the shares of Series A-1 7.0% Preferred Stock.  Upon the occurrence of a change of control, holders of the Series A-1 7.0% Preferred Stock may require us to repurchase their shares for cash at the liquidation preference plus accumulated dividends.  Holders of the Series A-1 7.0% Preferred Stock have the right to vote with the holders of common stock, the holders of other series of 7.0% Preferred Stock and, if NYSE Shareholder Approval is obtained, the holders of Hybrid Preferred Stock, together as a single class, on all matters submitted to our shareholders (except the election of directors) on an as-converted basis.  Holders of Series A-1 7.0% Preferred Stock, Series B 7.0% Preferred Stock, Series C 7.0% Preferred Stock and, if NYSE Shareholder Approval is obtained, Series A-1 Hybrid Preferred Stock have the right to separately elect up to four directors, subject to the rights of the holders of Series B 7.0% Preferred Stock and Series C 7.0% Preferred Stock to vote as separate classes to each elect one of such preferred directors.  In addition, upon the occurrence of specified defaults in the Statements of Designation for the 7.0% Preferred Stock and the Hybrid Preferred Stock, the holders of the 7.0% Preferred Stock and Hybrid Preferred Stock, voting together as a class, have the right to elect four additional directors, or Default Directors, until such default is cured.

Series A-2 7.0% Preferred Stock

The Series A-2 7.0% Preferred Stock has substantially the same rights as the Series A-1 7.0% Preferred Stock, except that holders of Series A-2 7.0% Preferred Stock do not have the right to elect directors (other than the Default Directors) and do not have any registration rights under the 7.0% Registration Rights Agreement.  Shares of Series A-2 7.0% Preferred Stock automatically convert into shares of Series A-1 7.0% Preferred Stock when the holder thereof has provided the Company with a certificate certifying that either no filing is required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR Act, with respect to such holder’s acquisition of the shares of Series A-1 7.0% Preferred Stock or the waiting period applicable to such holder under the HSR Act has expired.

Series B 7.0% Preferred Stock

The Series B 7.0% Preferred Stock has substantially the same rights as the Series A-1 7.0% Preferred Stock, except that the holders of Series B 7.0% Preferred Stock have the right to designate one of the preferred directors and do not have registration rights under the registration rights agreement with the 7.0% Preferred Stock investors, or 7.0% Registration Rights Agreement.  The Series B 7.0% Preferred Stock is convertible into Series A-1 7.0% Preferred Stock at any time at the election of the holder and will automatically convert into Series A-1 7.0% Preferred Stock when such holder ceases to own an aggregate of 10,000 shares of Series B 7.0% Preferred Stock and/or Hybrid Preferred Stock.

Series C 7.0% Preferred Stock

The Series C 7.0% Preferred Stock has substantially the same rights as the Series A-1 7.0% Preferred Stock, except that the holders of Series C 7.0% Preferred Stock have the right to designate one of the preferred directors and do not have any registration rights under the 7.0% Registration Rights Agreement.  The Series C 7.0% Preferred Stock is convertible into Series A-1 7.0% Preferred Stock at any time at the election of the holder and will automatically convert into Series A-1 7.0% Preferred Stock when such holder ceases to own an aggregate of 10,000 shares of Series C 7.0% Preferred Stock and/or Hybrid Preferred Stock.

Principal terms of the Hybrid Preferred Stock

The following summarizes the principal terms of the Hybrid Preferred Stock.

Series A-1 Hybrid Preferred Stock

Initially, the Series A-1 Hybrid Preferred Stock is not convertible into common stock.  If NYSE Shareholder Approval is obtained, then the designations, preferences, limitations and relative voting rights of the Series A-1 Hybrid Preferred Stock will become identical to the designations, preferences, limitations and relative voting rights of the Series A-1 7.0% Preferred Stock, including the right to dividends and the right to convert into our common stock.

If NYSE Shareholder Approval is not obtained prior to September 26, 2007, cash dividends will continue to accrue on the Series A-1 Hybrid Preferred Stock at a rate of 11.0% per annum and the annual dividend rate will increase by 0.5% per quarter thereafter (up to a maximum rate of 18% per annum) until NYSE Shareholder Approval is obtained.  Prior to the earlier of September 26, 2007 and the date that NYSE Shareholder Approval is obtained, the Series A-1 Hybrid Preferred Stock may be redeemed only with the consent of the holders of the Hybrid Preferred Stock at a redemption price equal to 100.0% of the liquidation preference plus accrued dividends.  After September 26, 2007 and prior to the date that NYSE Shareholder Approval is obtained, the Series A-1 Hybrid Preferred Stock is redeemable at our option at any time, and must be redeemed on April 18, 2011, for cash at 125.0% of the liquidation preference plus accrued dividends.  Upon the occurrence of a change of control, holders of Series A-1 Hybrid Preferred Stock may require us to repurchase their shares for cash at 101% of the liquidation preference plus accrued dividends.  In addition, upon the occurrence of specified defaults in the Statements of Designation for the Hybrid Preferred Stock, the holders of 7.0% Preferred Stock and Hybrid Preferred Stock, voting together as a class, have the right to elect four default directors until such default is cured.  Prior to obtaining NYSE Shareholder Approval, the Series A-1 Hybrid Preferred Stock contains covenants that restrict our ability to incur additional indebtedness and require us to repurchase the shares following certain asset dispositions.

Series A-2 Hybrid Preferred Stock

The Series A-2 Hybrid Preferred Stock has substantially the same rights as the Series A-1 Hybrid Preferred Stock, except that holders of Series A-2 Hybrid Preferred Stock do not have any registration rights.  Initially the Series A-1 Hybrid Preferred Stock is not convertible into our common stock.  If NYSE Shareholder Approval is obtained, then the designations, preferences, limitations and relative voting rights of the Series A-2 Hybrid Preferred Stock will become identical to the designations, preferences, limitations and relative voting rights of the Series A-2 7.0% Preferred Stock, including the right to dividends and the right to convert into our common stock.  Shares of Series A-2 Hybrid Preferred Stock automatically convert into shares of Series A-1 Hybrid Preferred Stock when the holder thereof has provided us with a certificate certifying that either no filing is required under the HSR Act with respect to such holder’s acquisition of the shares of Series A-1 Hybrid Preferred Stock or the waiting period applicable to such holder under the HSR Act has expired.

7.0% Preferred Stock Registration Rights Agreement

In connection with the Private Placement, we entered into the 7.0% Registration Rights Agreement with the 7.0% Preferred Stock investors. The 7.0% Registration Rights Agreement contemplates the registration of the resale of the shares of common stock underlying the 7.0% Preferred Stock and, if NYSE Shareholder Approval is obtained, the Hybrid Preferred Stock. The 7.0% Registration Rights Agreement contains customary terms and conditions for a transaction of this type.  We agreed to file with the SEC, not later than September 26, 2007, a registration statement to register the offer and sale of the common shares issuable upon conversion of the 7.0% Preferred Stock and to use our best efforts to have the registration statement declared effective by March 24, 2008.  If any shares of 7.0% Preferred Stock are outstanding on March 30, 2011, we agreed to file a registration statement with the SEC by June 28, 2011 registering such shares for resale and to use our best efforts to have such registration statement declared effective by September 26, 2011.  If we are unable to meet the deadlines described above, if a registration statement ceases to remain effective or if we restrict sales under a registration statement under certain “blackout provisions” for longer than the contractually permitted period, we must pay liquidated damages at a rate of 0.5% per annum of the 7.0% Preferred Stock liquidation preference for the first 90 days and thereafter for each subsequent 90-day period at an additional rate of 0.25% up to a maximum of 2.0% per annum during any default period.  We also agreed to indemnify holders against certain liabilities under the Securities Act of 1933 in respect of any such resale registration.

Hybrid Preferred Stock Registration Rights Agreement

In connection with the Private Placement, we entered into a registration rights agreement, or Hybrid Registration Rights Agreement, with the Hybrid Preferred Stock investors. The Hybrid Registration Rights Agreement contemplates the registration of the resale of the shares of Series A-1 Hybrid Preferred Stock.  If NYSE Shareholder Approval is not obtained by September 26, 2007, we agreed to file a registration statement with the SEC by December 24, 2007, covering the resale prior to such shareholder approval of shares of Hybrid Preferred Stock and to use our best efforts to have the registration statement declared effective by March 24, 2008.  The Hybrid Registration Right Agreement contains liquidated damages payment provisions and indemnification obligations similar to those contained in the 7.0% Registration Rights Agreement.

Amended and restated credit agreement of EPOP

On March 30, 2007, EXCO Partners Operating Partnership, or EPOP, entered into an Amended and Restated Credit Agreement, or the EPOP Credit Agreement, among EPOP, as borrower, certain subsidiaries of EPOP, as guarantors, and certain lenders, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities Inc., as sole book runner and lead arranger. The initial interest rate is LIBOR plus 150 basis points with a maximum rate of LIBOR plus 175 basis points.  The material changes reflected in the EPOP Credit Agreement include an increase in the borrowing base from $750.0 million to $1.3 billion, principally to reflect the assets acquired in the Vernon Acquisition.  EPOP applied $416.2 million (plus $252.5 of EXCO’s capital contribution) to repay its Senior Term Credit Facility plus accrued interest of $5.7 million and a prepayment premium of $13.0 million.  Upon consummation of the transactions, approximately $1.1 billion is outstanding under the EPOP Credit Agreement.  Financial covenants contained within the EPOP Credit Agreement include a Consolidated Current Ratio (as defined) as of the end of any fiscal quarter ending on or after June 30, 2007 to be at least 1.00 to 1.00.  For any fiscal quarter ending June 30, 2007 and thereafter, the ratio of Consolidated Funded Indebtedness (as defined) to Consolidated EBITDAX (as defined) must be no greater than 3.50 to 1.00.  For any quarter beginning June 30, 2007 and thereafter, the ratio of Consolidated EBITDAX to Consolidated Interest Expense (as defined) must be at least 2.50 to 1.00.  EPOP has also agreed to have in place commodity derivative contracts covering no more than 80% of its “forecasted production from total proved reserves” (as defined) for the next two years and 70% in the third, fourth and fifth years.  EPOP shall have in place mortgages covering 80% of its proved reserve value.  Finally, EPOP is permitted to dividend to its parent EXCO Partners up to $200.0 million per annum provided that (i) EPOP is not in default under the EPOP Credit Agreement and (ii) the amount borrowed under the EPOP Credit Agreement does not exceed 90% of the then-permitted borrowing base.

Vernon Acquisition

On March 30, 2007, EPOP completed the purchase of substantially all of the oil and natural gas properties and related assets related to the Vernon and Ansley fields located in Jackson Parish, Louisiana from Anadarko Petroleum Corporation and Anadarko Gathering Company, or Anadarko, for approximately $1.5 billion in cash, net of preliminary purchase price adjustments.  The Vernon Acquisition was funded by a $1.75 billion capital contribution from EXCO to EPOP.  The capital contribution consisted of $1.67 billion in cash and an $80.0 million deposit made by EXCO in December 2006. Our preliminary allocation of value to the Vernon Acquisition, which includes the assumption of derivative financial contracts covering a significant portion of estimated production for 2007, 2008 and 2009, was approximately $1.39 billion to proved properties, $57.0 million to unproved properties and $117.0 million to gathering and treating facilities, respectively.  The fair value of the assumed derivative financial instruments was a liability of approximately $60.0 million.

Pro forma results of operations

The following table reflects the unaudited pro forma results of operations as though the acquisitions of TXOK Acquisition, Inc., Power Gas Marketing & Transmission, Inc., Winchester Acquisition, Inc. (see our annaul report on Form 10-K filed on March 19, 2007 for discussion of these acquisitions) and the Vernon Acquisition had occurred on January 1, 2006.

	For the three months ended March 31,
(in thousands, except per share data)	2006	2007

Revenues and other income	$364,821	$130,303
Net income (loss)	$159,708	$(46,727)
Preferred stock dividends	(51,099)	(51,099)
Net income (loss) available to common shareholders	$108,609	$(97,826)
Basic earnings per share	$1.36	$(0.94)
Diluted earnings per share	$0.91	$(0.94)

Sale of Colorado oil and natural gas properties

On January 5, 2007, we completed the sale of oil and natural gas properties and undeveloped drilling locations in the Wattenberg field area of the Denver Julesburg Basin for approximately $129.6 million in cash, net of contractual adjustments.  The transaction included substantially all of the assets EXCO held in the area.  Proceeds from the sale were deposited with a third party intermediary pending closing of an acquisition to facilitate a like-kind exchange for federal income tax purposes.

3.             Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.

The Financial Accounting Standards Board (FASB) issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements” (FSP 00-19-2) on December 21, 2006.  FSP 00-19-2 requires contingent obligations to make future payments under a registration payment arrangement to be recognized separately in accordance with Statement of Financial Accounting

Standards No. 5, “Accounting for Contingencies” (SFAS No. 5).  SFAS No. 5 requires that an estimated loss from a loss contingency be accrued if the loss is probable and can reasonably be estimated.  Our 7.0% Preferred Stock and Hybrid Preferred Stock contain requirements for EXCO to register shares on behalf of the preferred stockholders.  If such registration dates are not met, or a prior registration statement ceases to remain effective, we may be obligated to pay liquidation damages in the form of increased dividend rates.  The maximum liquidation damages that can be incurred on the 7.0% Preferred Stock is 2.0% per year, or an increase of approximately $7.8 million.  The 11.0% dividend obligation on the Hybrid Preferred Stock increases by 0.5% per quarter beginning on September 26, 2007 if Exco has not obtained shareholder approval, and increases 0.5% per quarter up to a maximum of 18.0%.  Assuming the full additional dividend obligation is incurred on the Hybrid Preferred Stock, the annual dividend obligation would increase from $177.1 million per year to $289.8 million, an increase of $112.7 million.  We adopted FSP 00-19-2 upon issuance of the 7.0% Preferred Stock and the Hybrid Preferred Stock.  We do not believe any of the contingencies associated with the registration rights of the preferred stockholders exist as of March 31, 2007 and therefore are not valued separately at March 31, 2007.

4.             Significant accounting policies

We consider accounting policies related to estimates of Proved Reserves, accounting for derivatives, business combinations, share-based payments, accounting for oil and natural gas properties, goodwill, asset retirement obligations and accounting for income taxes as significant accounting policies. When we acquire oil and natural gas properties, the application of purchase accounting is also a significant accounting policy. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in our annual report on Form 10-K for the year ended December 31, 2006.

5.             Asset retirement obligations

The following is a reconciliation of our asset retirement obligations as of March 31, 2006 and 2007 (in thousands):

	Three months ended
	March 31,
(Unaudited)	2006	2007
Asset retirement obligation at January 1	$15,823	$56,149
Activity during the three months ended March 31:
Acquisition of TXOK Acquisition, Inc	8,204	—
Liabilities incurred during the period	159	465
Liabilities settled during the period	—	(1,674)
Adjustment to liability due to Vernon Acquisition	—	10,726
Accretion of discount	302	943
Asset retirement obligations as of March 31	24,488	66,609
Less current portion	(1,407)	(1,577)
Long-term portion	$23,081	$65,032

We have no assets that are legally restricted for purposes of settling asset retirement obligations.

6.             Oil and natural gas properties

We record oil and natural gas properties at cost using the full cost method of accounting. Under the full cost method, all costs associated with the acquisition, exploration or development of oil and natural gas properties are capitalized as part of the full cost pool. Capitalized costs are limited to the aggregate of the present value of future net revenues plus the lower of cost or fair market value of unproved properties less the income tax effects related to book and tax basis of the oil and natural gas properties involved. The full cost pool is comprised of lease and well equipment and exploration and development costs incurred, plus intangible acquired proved leaseholds.

Unproved oil and natural gas properties are excluded from the calculation of depreciation, depletion and amortization until it is determined whether or not Proved Reserves can be assigned to such properties. At December 31, 2006 and March 31, 2007, $297.9 million and $350.8 million, respectively, in unproved oil and natural gas properties were excluded from our full cost pool in calculating our depreciation, depletion and amortization. We assess our unproved oil and natural gas properties for impairment on a quarterly basis.

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

7.             Earnings (loss) per share

We account for earnings per share in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per share”. SFAS No. 128 requires companies to present two calculations of earnings per share (EPS); basic and diluted. Basic earnings (loss) per common share for the three months ended March 31, 2006 and 2007 equals the net income (loss) divided by the weighted average common shares outstanding during the period.  Diluted earnings (loss) per common share for the three months ended March 31, 2006 and 2007 equals net income (loss) divided by the sum of weighted average common shares outstanding during the period plus any dilutive common stock equivalents assumed to be issued.  Common stock equivalents for the three months ended March 31, 2006 and 2007 are shares assumed to be issued if EXCO’s outstanding stock options were in-the-money and exercised.   We have excluded 2,245,500 stock options from the computation of earnings per share as they are antidilutive due to the net loss for the three months ended March 31, 2007

The following table presents the basic and diluted earnings (loss) per share computations for the three months ended March 31, 2006 and 2007:

	Three months ended March 31,
(in thousands, except per share amounts)	2006	2007

Basic earnings (loss) per common share

Net income (loss)	$37,152	$(87,697)
Preferred stock dividends	—	1,136
Net income (loss) available to common shareholders	$37,152	$(88,833)

Shares:
Weighted average number of common shares outstanding	80,098,873	104,201,768

Basic earnings (loss) per share:
Net income (loss) available to common shareholders per common share	$0.46	$(0.85)

Diluted earnings (loss) per share

Net income (loss) available to common shareholders	$37,152	$(88,833)

Shares:
Weighted average number of common shares outstanding.	80,098,873	104,201,768
Dilutive effect of stock options	1,715,642	—
Weighted average common shares and common stock equivalent shares outstanding	81,814,515	104,201,768

Diluted earnings (loss) per share:
Net income (loss) available to common shareholders per common share	$0.45	$(0.85)

8.             Stock options

We adopted SFAS No. 123(R), “Share-Based Compensation” on October 3, 2005. As required by SFAS 123(R), the granting of options to our employees under the 2005 Long-Term Incentive Plan, or the 2005 Incentive Plan, are share-based payment transactions and are to be treated as compensation expense by us with a corresponding increase to additional paid-in capital. Volatility was determined based on the weighted average of volatility of our common stock from October 1, 2001 to December 31, 2002 and the daily closing prices from five comparable public companies. For the three months ended March 31, 2007, total share-based compensation was $2.3 million, of which $1.9 million is included in general and administrative expense and $0.4 million was capitalized as part of proved developed and undeveloped oil and natural gas properties. Total share-based compensation to be recognized on unvested awards as of March 31, 2007 is $14.8 million over a weighted average period of 2.0 years.

During the three months ended March 31, 2007, options to purchase 468,500 shares were granted under the 2005 Incentive

Plan at prices ranging from $16.00 to $17.24 per share with fair values ranging from $5.60 to $6.01 per share. The options expire ten years following the date of grant. Pursuant to the 2005 Incentive Plan, 25% of the options vest immediately with an additional 25% to vest on each of the next three anniversaries of the date of the grant. As of December 31, 2006 and March 31, 2007, there were 1,574,475 and 1,215,825 shares available to be granted under the 2005 Incentive Plan, respectively.

9.             Geographic operating segment information

We follow Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”, or SFAS No. 131. We have operations in only one industry segment, that being the oil and natural gas exploration and production industry.   In prior periods, the Company provided geographic segment financial information for the following regions within the United States: EXCO (excluding Appalachia) and Appalachia.  Effective in the fourth quarter of 2006, we no longer present separate financial information for geographic regions within a country.  We now present industry segment information on a basis consistent with the determination of our full cost pools.

10.          Derivative financial instruments

We do not designate our derivative financial instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the derivative’s fair value currently in earnings.

The following table sets forth our oil and natural gas derivatives as of March 31, 2007 and includes the assumed derivative contracts acquired in connection with the Vernon Acquisition. The fair values at March 31, 2007 are estimated from quotes from the counterparties and represent the amount that we would expect to receive or pay to terminate the contracts at March 31, 2007. We have the right to offset amounts we expect to receive or pay among our individual counterparties. As a result, we have offset amounts for financial statement presentation purposes.

		Weighted
	Volume	average strike	Fair value at
(in thousands, except prices)	Mmbtu/Bbls	price	March 31, 2007

Natural Gas:
Swaps NYMEX:
Remainder of 2007	74,410	$7.92	$(22,697)
2008	81,570	8.41	(22,172)
2009	58,555	7.92	(22,275)
2010	6,985	6.63	(8,062)
2011	1,825	4.51	(4,753)
2012	1,830	4.51	(4,295)
2013	1,825	4.51	(3,957)
Total Natural Gas	227,000		(88,211)

Oil:
Swaps:
Remainder of 2007	552	69.37	323
2008.	327	62.67	(2,229)
2009	120	60.80	(865)
2010	108	59.85	(689)
Total Oil	1,107		(3,460)
Total Oil and Natural Gas			$(91,671)

At March 31, 2007, the average forward NYMEX oil prices per Bbl for the remainder of 2007 and for 2008 was $68.80 and $69.95, respectively, and the average forward NYMEX natural gas price per Mmbtu for the remainder of calendar 2007 and for 2008 were $8.24 and $8.70, respectively.

11.          Long-term debt

Long-term debt is summarized as follows:

	December 31,	March 31,
(in thousands)	2006	2007

Short-term debt:
Current portion of long-term debt	$6,500	$—
Long-term debt:
EPOP Credit Agreement	643,500	1,100,000
EPOP Senior Term Credit Agreement	643,500	—
EXCO Resources Credit Agreement	339,000	55,000
Unamortized discount on EPOP Senior Term Credit Agreement	(3,180)	—
7 1/4% senior notes due 2011	444,720	444,720
Unamortized premium on 7 1/4% senior notes due 2011	14,113	13,341
Total	$2,081,653	$1,613,061

Credit agreements

EPOP Credit Agreement

The EPOP Credit Agreement has an initial borrowing base of $1.3 billion and $1.1 billion drawn as of March 31, 2007. The borrowing base will be redetermined on a semi-annual basis, with EPOP and the lenders having the right to interim unscheduled redeterminations in certain circumstances. Scheduled redeterminations will be made on or about April 1 and October 1 of each year, beginning October 1, 2007.  The EPOP Credit Agreement is secured by a first priority lien on the assets of EPOP, including 100% of the equity of EPOP’s subsidiaries, and is guaranteed by all existing and future subsidiaries of EPOP. Financial covenants under the EPOP Credit Agreement require that we:

•      maintain a consolidated current ratio (as defined under the EPOP Credit Agreement) of at least 1.0 to 1.0 at the end of any fiscal quarter, beginning with the quarter ending June 30, 2007;

•      not permit our ratio of consolidated indebtedness to consolidated EBITDAX (as defined under the EPOP Credit Agreement) to be greater than 3.5 to 1.0 at the end of each fiscal quarter, beginning with the quarter ending June 30, 2007; and

•      not permit our interest coverage ratio (as defined under the EPOP Credit Agreement) to be less than 2.5 to 1.0 at the end of each fiscal quarter, beginning with the quarter ending June 30, 2007.

The EPOP Credit Agreement contains representations, warranties, covenants, events of default, and indemnities customary for agreements of this type. The EPOP Credit Agreement matures March 30, 2012 and has an initial drawn interest rate of LIBOR + 150 basis points (“bps”) and an undrawn commitment fee of 37.5 bps.

EPOP Senior Term Credit Agreement

In connection with the Winchester acquisition, EPOP entered into the EPOP Senior Term Credit Agreement dated October 2, 2006 (as amended and restated as of October 13, 2006) with JPMorgan Chase Bank, N.A., as administrative agent.  On March 30, 2007, in connection with the $1.75 billion capital contribution from EXCO and the amendments to the EPOP Credit Agreement, the EPOP Senior Term Credit Agreement was paid in full. Total costs to retire the debt was $668.7 million consisting of $650.0 million of principal, $5.7 million of accrued interest and $13.0 million representing a 2.0% redemption premium pursuant to terms of the EPOP Senior Term Credit Agreement.  The $13.0 million redemption premium is reported as a component of interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2007.  Unamortized deferred financing costs of $9.0 million, an unamortized original issue discount of $3.0 million associated with the EPOP Senior Term Credit Agreement and $6.9 million of bank fees associated with a commitment letter arrangement entered into to ensure sufficient financing to complete acquisitions from Anadarko were also written off and reported as a component of interest expense as a result of the retirement of this debt.

EXCO Resources Credit Agreement

On March 17, 2006, EXCO Resources and certain of its subsidiaries entered into an amended and restated credit agreement, or the EXCO Resources Credit Agreement, with certain lenders, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities Inc., as sole book runner and lead arranger.  This amendment established a new borrowing base of $750.0 million under the EXCO Resources Credit Agreement reflecting the addition of the assets of TXOK.  TXOK and its subsidiaries became guarantors of the EXCO Resources Credit Agreement.  The amendment also provided for an extension of the credit agreement maturity date to December 31, 2010.  The borrowing base will be re-determined each November 1 and May 1, beginning November 1, 2006.  The borrowing base is determined based on a number of factors including commodity prices.  We use derivative financial instruments to lessen the impact of volatility in commodity prices.  Financial covenants under the EXCO Resources Credit Agreement require that we:

•      maintain a consolidated current ratio (as defined under the EXCO Resources Credit Agreement) of at least 1.0 to 1.0 at the end of any fiscal quarter; and

•      not permit our ratio of consolidated indebtedness to consolidated EBITDAX (as defined under the EXCO Resources Credit Agreement) to be greater than 3.5 to 1.0 at the end of each fiscal quarter.

Borrowings under the EXCO Resources Credit Agreement are collateralized by a first lien mortgage providing a security interest in 90% of our oil and natural gas properties. None of the assets of EXCO Partners, including EPOP can be used as collateral for the EXCO Resources Credit Agreement. As of March 17, 2006, our borrowings are collateralized by a first lien mortgage providing a security interest in the value of our Proved Reserves which is at least 125% of the aggregate commitment.  The aggregate commitment is the lesser of (i) $1.25 billion and (ii) the borrowing base; however, the initial aggregate commitment is $300.0 million.  This aggregate commitment minimum of $300.0 million can be raised, from time to time, up to the borrowing base of $750.0 million at our sole discretion. Effective May 11, 2006, we increased the aggregate commitment to $500.0 million.

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

Additionally, the EXCO Resources Credit Agreement contains a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur additional indebtedness, restrictions on our ability to pledge assets, and a prohibition on the payment of dividends on our common stock.  As of March 31, 2007, we were in compliance with the covenants contained in the EXCO Resources Credit Agreement.

At December 31, 2006 and March 31, 2007, the six month LIBOR rates were 5.37% and 5.33%, respectively, which would result in interest rates of approximately 6.62% and 6.58%, respectively, on any new indebtedness we may incur under the credit agreement. At December 31, 2006 and March 31, 2007, we had $339.0 and $55.0 million respectively, of outstanding indebtedness under the EXCO Resources Credit Agreement.

7¼% senior notes due January 15, 2011

On January 20, 2004, EXCO completed the private placement of $350.0 million aggregate principal amount of 7¼% senior notes due January 15, 2011, or senior notes, pursuant to Rule 144A and Regulation S under the Securities Act of 1933, or Securities Act, at a price of 100% of the principal amount. The net proceeds of the offering were used to acquire North Coast, pay down debt under our credit facilities and North Coast’s credit facility, repay a senior term loan in full and pay fees and expenses associated with those transactions.

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

On October 3, 2005, EXCO Holdings, then our privately held parent, closed on an equity buyout transaction that resulted in a change of control.  As a result of this change in control, the senior notes were recorded at their fair value which resulted in a premium of $18.0 million in excess of the aggregate principal amount.

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

As of March 31, 2007, $444.7 million in principal remained outstanding on the senior notes and the unamortized premium was $13.3 million.  The estimated fair value of our senior notes at March 31, 2007 was $446.4 million.  The fair value of the senior notes is estimated based on quoted market prices for the senior notes.

12.          Preferred stock

The following table presents the carrying value for each of the series of our 7.0% Preferred Stock and the Hybrid Preferred Stock:

(in thousands, except shares)

Series	Number of issued shares	Purchase price	Issuance costs	Balance as of March 31, 2007
7.0% Preferred Stock:
Series A-1	23,408	$234,080	$(884)	$233,196
Series A-2	975	9,750	(37)	9,713
Series B	11,700	117,000	(443)	116,557
Series C	2,925	29,250	(110)	29,140
Subtotal	39,008	390,080	(1,474)	388,606
Hybrid Preferred Stock:
Series A-1	149,441	1,494,410	(5,648)	1,488,762
Series A-2	11,551	115,510	(437)	115,073
Subtotal	160,992	1,609,920	(6,085)	1,603,835
Total preferred stock	200,000	$2,000,000	$(7,559)	$1,992,441

In addition, accrued dividends of $1.1 million are included with other long-term liabilities at March 31, 2007.

13.          Subsequent events

Effective May 2, 2007, we completed the purchase of oil and natural gas properties and related assets, including derivative financial instruments covering a significant portion of estimated production for 2007, 2008 and 2009 from entities affiliated with Anadarko in multiple fields primarily located in Oklahoma, Texas and Louisiana for approximately $748.9 million in cash, net of preliminary purchase price adjustments, or the Southern Gas Acquisition.

Effective May 2, 2007, in connection with the Southern Gas Acquisition, we amended and restated our existing EXCO Resources Credit Agreement. The amended and restated EXCO Resources Credit Agreement increased the borrowing base from $750.0 million to $1.0 billion. The borrowing base will be redetermined on a semi-annual basis, with EXCO Resources and the lenders having the right to interim unscheduled redeterminations in certain circumstances.  Scheduled redeterminations will be made on March 1 and September 1 of each year, beginning September 1, 2007.  Borrowings under the EXCO Resources Credit Agreement will be collateralized by a first lien mortgage providing a security interest in our oil and natural gas properties.  The financial covenants under the amended and restated EXCO Resources Credit Agreement are similar to those contained in the previous EXCO Resources Credit Agreement.

In connection with the Southern Gas Acquisition, the following derivative financial instruments covering estimated production for 2007, 2008 and 2009 were entered into by the seller and were assumed by us:

(in thousands, except prices)	Natural gas volume Mmbtus	Weighted average strike price per Mmbtu	Oil volume Bbls	Weighted average strike price per Bbl
Swaps NYMEX:
Q2 2007	4,270	7.43	183	56.03
Q3 2007	5,520	7.58	184	57.51
Q4 2007	5,520	8.28	184	58.67
2008	18,300	8.14	732	59.60
2009	14,600	7.83	730	59.98

On May 8, 2007, we completed the sale of oil and natural gas properties and related assets in multiple fields primarily located in South Texas and South Louisiana to an entity affiliated with Crimson Exploration Inc., or Crimson, for an aggregate sale price of $245.4 million in cash, net of preliminary purchase price adjustments, and 750,000 shares of Crimson’s common stock.  In connection with the closing of the Crimson sale, the borrowing base on our amended and restated EXCO Resources Credit Agreement was reduced from $1.0 billion to $900.0 million.

14.          Condensed consolidating financial statements

Set forth below are condensed consolidating financial statements of EXCO, the guarantor subsidiaries and the non-guarantor subsidiaries. The senior notes are jointly and severally guaranteed by some of our subsidiaries (referred to as guarantor subsidiaries). Each of the guarantor subsidiaries are wholly-owned subsidiaries of EXCO Resources, or Resources, and the guarantees are unconditional as it relates to the assets of the guarantor subsidiaries. On February 14, 2006, concurrent with the closing of our IPO, TXOK and its subsidiaries became restricted subsidiaries under and guarantors of the senior notes. On May 4, 2006, PGMT became a guarantor of the senior notes. In conjunction with the formation of EXCO Partners and the Winchester acquisition on October 2, 2006, certain of our existing subsidiaries, specifically ROJO Pipeline, Inc. and those TXOK subsidiaries that hold direct or indirect interests in certain of our East Texas assets were released from their guaranties under the senior notes and are now deemed unrestricted subsidiaries thereunder. EXCO Resources itself also contributed all of its directly held East Texas assets to EXCO Partners. EXCO Partners, its direct and indirect partners, which are also subsidiaries of EXCO Resources, and all of EXCO Partners’ subsidiaries are deemed unrestricted subsidiaries under the Indenture governing the senior notes and are not guarantors of the senior notes.

In connection with the formation of EXCO Partners on October 2, 2006 and the resulting contribution of EXCO’s assets in East Texas, its ROJO subsidiary and the East Texas subsidiaries of TXOK (collectively, the non-guarantor subsidiaries), the consolidating statements of operations and consolidating statements of cash flows for the three months ended March 31, 2006 have been restated to reflect the non-guarantor subsidiaries as if they had been non-guarantor subsidiaries for all periods presented.

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

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006

(in thousands)	Resources	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$(3,031)	$15,786	$10,067	$—	$22,822
Other current assets	21,040	59,494	133,354	—	213,888
Total current assets	18,009	75,280	143,421	—	236,710
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	18,576	89,644	189,699	—	297,919
Proved developed and undeveloped oil and natural gas properties	129,925	1,296,394	1,066,544	—	2,492,863
Allowance for depreciation, depletion and amortization	(9,932)	(77,191)	(55,468)	—	(142,591)
Oil and natural gas properties, net	138,569	1,308,847	1,200,775	—	2,648,191
Gas gathering, office and field equipment, net	5,193	34,085	174,883	—	214,161
Deferred financing costs	946	—	14,983	—	15,929
Deferred tax asset	—	—	—	—	—
Oil and natural gas hedge derivatives	1,868	9,522	30,079	—	41,469
Goodwill	78,317	196,952	194,808	—	470,077
Investments in and advances to affiliates	1,771,588	(308,606)	—	(1,462,982)	—
Advance on probable acquisition	80,000	—	—	—	80,000
Other assets, net	—	488	32	—	520
Total assets	$2,094,490	$1,316,568	$1,758,981	$(1,462,982)	$3,707,057

Liabilities and shareholders’ equity
Current liabilities	$56,691	$35,266	$98,967	$—	$190,924
Long-term debt	797,832	—	1,283,821	—	2,081,653
Deferred income taxes	14,395	151,741	—	—	166,136
Other liabilities	9,616	68,182	10,696	—	88,494
Payable to parent	36,106	(36,106)	16,385	(16,385)	—
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity	1,179,850	1,097,485	349,112	(1,446,597)	1,179,850
Total liabilities and shareholder’ equity	$2,094,490	$1,316,568	$1,758,981	$(1,462,982)	$3,707,057

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

March 31, 2007

(in thousands)	Resources	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$139,874	$11,601	$18,203	$—	$169,678
Other current assets	40,695	61,697	81,367	—	183,759
Total current assets	180,569	73,298	99,570	—	353,437
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	19,847	88,693	242,273	—	350,813
Proved developed and undeveloped oil and natural gas properties	(3,421)	1,336,390	2,508,505	—	3,841,474
Allowance for depreciation, depletion and amortization	(10,787)	(97,204)	(83,016)	—	(191,007)
Oil and natural gas properties, net	5,639	1,327,879	2,667,762	—	4,001,280
Gas gathering, office and field equipment, net	4,934	34,158	293,077	—	332,169
Deferred financing costs	1,233	—	15,120	—	16,353
Deferred tax asset	—	—	—	—	—
Oil and natural gas hedge derivatives	777	2,909	6,964	—	10,650
Goodwill	78,317	196,952	194,808	—	470,077
Investments in and advances to affiliates	2,993,142	7,298	—	(3,000,440)	—
Advance on probable acquisition	43,000	—	—	—	43,000
Other assets, net	—	471	—	—	471
Total assets	$3,307,611	$1,642,965	$3,277,301	$(3,000,440)	$5,227,437

Liabilities and stockholders’ equity
Current liabilities	$37,856	$40,849	$131,524	$—	$210,229
Long-term debt	513,061	—	1,100,000	—	1,613,061
Deferred income taxes	14,507	168,056	—	—	182,563
Other liabilities	9,234	77,943	47,855	—	135,032
Payable to parent	(353,599)	346,282	6,001	1,316	—
Commitments and contingencies	—	—	—	—	—
Preferred stock	1,992,441	—	—	—	1,992,441
Stockholders’ equity	1,094,111	1,009,835	1,991,921	(3,001,756)	1,094,111
Total liabilities and stockholders’ equity	$3,307,611	$1,642,965	$3,277,301	$(3,000,440)	$5,227,437

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended March 31, 2006

			Non-
		Guarantor	guarantor
(In thousands)	Resources	subsidiaries	subsidiaries	Eliminations	Consolidated

Revenues and other income:
Oil and natural gas sales	$7,320	$47,717	$14,701	$—	$69,738
Derivative financial instruments	11,946	28,829	—	—	40,775
Other income (loss)	7,375	569	530	(6,198)	2,276
Equity in earnings of subsidiaries	36,998	—	—	(36,998)	—
Total revenues and other income	63,639	77,115	15,231	(43,196)	112,789

Costs and expenses:
Oil and natural gas production	2,506	5,887	2,735	—	11,128
Depreciation, depletion and amortization	2,053	12,884	5,740	—	20,677
Accretion of discount on asset retirement obligations	29	243	30	—	302
General and administrative	4,118	1,080	711	—	5,909
Interest	15,670	3,892	2,981	(6,198)	16,345
Total costs and expenses	24,376	23,986	12,197	(6,198)	54,361
Equity in earnings of TXOK Acquisition, Inc	1,593	—	—	—	1,593
Income (loss) before income taxes	40,856	53,129	3,034	(36,998)	60,021
Income tax expense (benefit)	3,704	19,165	—	—	22,869
Net income (loss)	$37,152	$33,964	$3,034	$(36,998)	$37,152

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended March 31, 2007

			Non-
		Guarantor	guarantor
(In thousands)	Resources	subsidiaries	subsidiaries	Eliminations	Consolidated

Revenues and other income:
Oil and natural gas sales	$3,498	$54,584	$59,729	$—	$117,811
Derivative financial instruments	(6,103)	(30,155)	(59,761)	—	(96,019)
Other income (loss)	9,664	(7,314)	4,375	—	6,725
Equity in earnings of subsidiaries	(115,421)	—	—	115,421	—
Total revenues and other income	(108,362)	17,115	4,343	115,421	28,517

Costs and expenses:
Oil and natural gas production	2,322	9,971	17,922	—	30,215
Depreciation, depletion and amortization	1,155	20,885	29,284	—	51,324
Accretion of discount on asset retirement obligations	20	702	221	—	943
General and administrative	5,941	4,132	4,102	—	14,175
Interest	16,699	3	60,007	—	76,709
Total costs and expenses	26,137	35,693	111,536	—	173,366
Income (loss) before income taxes	(134,499)	(18,578)	(107,193)	115,421	(144,849)
Income tax expense (benefit)	(46,802)	(10,350)	—	—	(57,152)
Net loss	(87,697)	(8,228)	(107,193)	115,421	(87,697)
Preferred stock dividends	1,136	—	—	—	1,136
Net income (loss) available to stockholders	$(88,833)	$(8,228)	$(107,193)	$115,421	$(88,833)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

For the three months ended March 31, 2006

(in thousands)	Resources	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash provided by operating activities	$744	$49,241	$12,895	$—	$62,880
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(3,939)	(16,663)	(12,047)	—	(32,649)
Advance to TXOK Acquisition, Inc	(158,750)	—	—	—	(158,750)
Cash acquired in acquisition of TXOK Acquisition, Inc	—	8,882	23,379	—	32,261
Proceeds from dispositions of property and equipment	92	(700)	—	—	(608)
Advances/investments with affiliates	73,705	(77,511)	3,806	—	—
Net cash provided by (used in) investing activities	(88,892)	(85,992)	15,138	—	(159,746)
Financing Activities:
Borrowings under credit agreement	184,500	—	—	—	184,500
Repayments under credit agreement	(584,751)	—	—	—	(584,751)
Payments on interm bank loan	(350,000)	—	—	—	(350,000)
Proceeds from issuance of common stock, net	656,331	—	—	—	656,331
Deferred financing costs and other	(745)	—	—	—	(745)
Net cash provided by (used in) financing activities	(94,665)	—	—	—	(94,665)
Net increase (decrease) in cash	(182,813)	(36,751)	28,033	—	(191,531)
Cash at the beginning of the period	191,500	35,453	—	—	226,953
Cash at end of period	$8,687	$(1,298)	$28,033	$—	$35,422

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

For the three months ended March 31, 2007

(in thousands)	Resources	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash provided by (used in) operating activities	$(16,508)	$42,110	$6,949	$—	$32,551
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	2,846	(32,718)	(1,460,078)	—	(1,489,950)
Proceeds from dispositions of property and equipment	129,561	—	2,033	—	131,594
Advance on pending acquisition	(43,000)	—	—	—	(43,000)
Advances/investments with affiliates	(1,645,930)	(13,581)	1,659,511		—
Net cash provided by (used in) investing activities	(1,556,523)	(46,299)	201,466	—	(1,401,356)
Financing Activities:
Proceeds from long-term debt	68,000	—	1,130,000	—	1,198,000
Payments on long-term debt	(352,000)	—	(1,320,532)	—	(1,672,532)
Proceeds from issuance of common stock, net	817	—	—	—	817
Proceeds from issuance of preferred stock, net	2,000,000	—	—		2,000,000
Payments for preferred stock issuance costs	(525)	—	—	—	(525)
Deferred financing costs and other	(349)	—	(9,750)	—	(10,099)
Net cash provided by (used in) financing activities	1,715,943	—	(200,282)	—	1,515,661
Net increase (decrease) in cash	142,912	(4,189)	8,133	—	146,856
Cash at the beginning of the period	(3,031)	15,786	10,067	—	22,822
Cash at end of period	$139,881	$11,597	$18,200	$—	$169,678

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

•      cash flow and liquidity;

•      impacts of our recent private placement of preferred stock and the impact of dividends on our resources and liquidity;

•      timing and amount of future production of oil and natural gas;

•      availability of drilling and production equipment;

•      marketing of oil and natural gas;

•      developments in oil-producing and natural gas-producing countries;

•      title to our properties;

•      litigation;

•      competition;

•      general economic conditions, including costs associated with drilling and operations of our properties;

•      governmental regulations;

•      receipt of amounts owed to us by purchasers of our production and counterparties to our derivative financial instruments management contracts;

•      hedging decisions, including whether or not to enter into derivative financial instruments;

•      events similar to those of September 11, 2001;

•      actions of third party co-owners of interests in properties in which we also own an interest;

•      fluctuations in interest rates; and

•      our ability to effectively integrate companies and properties that we acquire.

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. You are cautioned not to place undue reliance on a forward-looking statement. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this quarterly report, and the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2006.

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

As oil and natural gas prices have increased, we have seen an increase in demand for drilling rigs, field supplies and other related field services.  This has resulted in increases in the costs of these goods and services and some difficulty in timely scheduling of drilling rigs and other field services required to perform operations on our properties.  To date, however, we have not encountered any significant operational problems or delays as a result of the difficulty in scheduling these services.  We have budgeted approximately $314.7 million in 2007, excluding the acquisitions of Vernon and Southern Gas. We have also budgeted approximately $10.0 million for our additional corporate and acquisition-related expenditures.  We do not budget for property acquisitions as these transactions are opportunistic in nature.  Our future earnings and cash flows are dependent upon our ability to manage our overall cost structure to a level that allows for profitable production.  As a result of our 2007 acquisition activity to date, we expect our capital budget for drilling and exploration and midstream operations will increase to approximately $500.0 million.

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

On March 30, 2007, we completed a private placement, or Private Placement, of an aggregate of $390.0 million of 7.0% Cumulative Convertible Perpetual Preferred Stock, or 7.0% Preferred Stock, and $1.61 billion of Hybrid Preferred Stock, or Hybrid Preferred Stock, to accredited investors pursuant to the terms and conditions of a Preferred Stock Purchase Agreement dated March 28, 2007.  The purchase price for each share was $10,000 (which equals the liquidation preference per share on March 30, 2007).  The net proceeds of the Private Placement were used to fund the purchase price of approximately $1.5 billion for the Vernon Acquisition and to repay certain outstanding indebtedness. The issuance and sale of the shares in the Private Placement was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. For more information about the Private Placement and the terms of the 7.0% Preferred Stock and the Hybrid Preferred Stock, see “—Our liquidity, capital resources and capital commitments—Preferred Stock.”

On March 30, 2007, EXCO Partners Operating Partnership, LP, or EPOP, a wholly-owned subsidiary of EXCO Partners LP, completed the purchase of substantially all of the oil and gas properties and related assets related to the Vernon and Ansley Fields located in Jackson Parish, Louisiana from entities affiliated with Anadarko for approximately $1.5 billion in cash, net of preliminary purchase price adjustments, or the Vernon Acquisition.  Our preliminary allocation of value to the Vernon Acquisition, which includes the assumption of derivative financial contracts covering a significant portion of estimated production for 2007, 2008 and 2009 was approximately $1.39 billion to proved properties, $57.0 million to unproved properties and $117.0 million to gathering and treating facilities, respectively.  The fair value of the assumed derivative financial instruments was a liability of approximately $60.0 million.

Effective May 2, 2007, we completed the purchase of oil and natural gas properties and related assets, including derivative financial instruments in respect of a significant portion of estimated production for 2007, 2008 and 2009 from entities affiliated with Anadarko in multiple fields primarily located in Oklahoma, Texas and Louisiana for approximately $748.9 million in cash, net of preliminary purchase price adjustments, or the Southern Gas Acquisition.

Effective May 8, 2007, we completed the sale of oil and natural gas properties and related assets in multiple fields primarily located in South Texas and South Louisiana to an entity affiliated with Crimson Exploration Inc., or Crimson, for an aggregate sale price of $245.4 million in cash, net of preliminary purchase price adjustments, and 750,000 shares of Crimson’s common stock.

We also face the challenge of financing future acquisitions.  In connection with the Vernon Acquisition and issuance of the 7.0% Preferred Stock and Hybrid Preferred Stock, we amended our borrowing capacity through various facilities from $2.1 billion to an aggregate of $2.2 billion as of May 10, 2007.  EPOP’s credit agreement, as amended, provides for an aggregate borrowing base of $1.3 billion, of which $1.1 billion is drawn as of March 31, 2007.  The EXCO Resources Credit Agreement was amended and restated on May 2, 2007 to reflect the Southern Gas Acquisition which increased the borrowing base to $1.0 billion. On May 8, 2007, in connection with the sale of assets to Crimson, the borrowing base on the amended and restated EXCO Resources Credit Agreement was reduced from $1.0 billion to $900.0 million.  As of May 10, 2007, outstanding borrowings on the amended and restated EXCO Resources Credit Agreement were $394.0 million. With these credit agreements, we believe we will have adequate unused borrowing capacity in addition to cash flow from operations, to fund capital development and working capital needs for the next 12 months.  Funding for future acquisitions may require additional sources of financing, which may not be available.

Critical accounting policies

We consider accounting policies related to estimates of Proved Reserves, accounting for derivatives, business combinations, share-based payments, accounting for oil and natural gas properties, goodwill, asset retirement obligations and accounting for income taxes as critical accounting policies. When we acquire oil and natural gas properties, the application of purchase accounting is also a critical accounting policy. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2006.

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.

The Financial Accounting Standards Board (FASB) issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements” (FSP 00-19-2) on December 21, 2006.  FSP 00-19-2 requires contingent obligations to make future payments under a registration payment arrangement to be recognized separately in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS No. 5).  SFAS No. 5 requires that an estimated loss from a loss contingency be accrued if the loss is probable and can reasonably be estimated.  Our 7.0% Preferred Stock and Hybrid Preferred Stock contain requirements for EXCO to register shares on behalf of the preferred stockholders.  If such registration dates are not met, or a prior registration statement ceases to remain effective, we may be obligated to pay liquidation damages in the form of increased dividend rates.  We adopted FSP 00-19-2 upon issuance of the 7.0% Preferred Stock and the Hybrid Preferred Stock.  We do not believe any of the contingencies associated with the registration rights of the preferred stockholders exist as of March 31, 2007 and therefore are not valued separately at March 31, 2007.

Our results of operations

A summary of key financial data for the three months ended March 31, 2006 and 2007 related to our results of operations is presented below:

	Three months ended		Quarter to
	March 31,		quarter change
(dollars in thousands)	2006	2007	2006 - 2007
Production:
Oil (Mbbls)	148	275	127
Natural gas (Mmcf)	7,205	15,663	8,458
Total production (Mmcfe)	8,093	17,313	9,220
Oil and natural gas revenues before derivative financial instrument activities:
Oil revenues	$8,992	$15,105	$6,113
Natural gas sales	60,746	102,706	41,960
Total oil and natural gas sales	$69,738	$117,811	$48,073
Derivative financial instruments:
Cash settlements on derivative financial instruments	$(2,795)	$32,073	$34,868
Non-cash change in fair value of derivative financial instruments	43,570	(128,092)	(171,662)
Total derivative financial instrument activities	$40,775	$(96,019)	$(136,794)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$60.76	$54.93	$(5.83)
Natural gas (per Mcf)	8.43	6.56	(1.87)
Natural gas equivalent (per Mcfe)	8.62	6.80	(1.82)
Oil and natural gas production costs:
Oil and natural gas operating costs	$6,928	$21,839	$14,911
Production and ad valorem taxes	4,200	8,376	4,176
Depreciation, depletion and amortization	20,677	51,324	30,647
General and administrative	5,909	14,175	8,266
Interest expense	16,345	76,709	60,364
Expenses (per Mcfe):
Operating costs	$0.86	$1.26	$0.40
Production and ad valorem taxes	0.52	0.48	(0.04)
Depreciation, depletion and amortization	2.55	2.96	0.41
General and administrative	0.73	0.82	0.09
Income (loss) from continuing operations	$37,152	$(87,697)	$(124,849)

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2006 and 2007.

The comparability of our results of operations from period to period is impacted by:

•      the acquisitions of TXOK on February 14, 2006, Winchester on October 2, 2006 and Vernon on March 30, 2007;

•      property acquisitions and dispositions including the sale of Wattenberg in January 2007;

•      significant changes in the amount of our long-term debt and the issuance of $2.0 billion of preferred stock related to the acquisitions of Winchester and Vernon;

•      changes in Proved Reserves and their impact on depreciation, depletion and amortization;

•      fluctuations due to the use of mark-to-market accounting for our derivative financial instruments; and

•      significant fluctuations for oil and natural gas prices which impact our oil and natural gas reserves and revenues and our derivative financial instruments.

General

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

We may not be able to market all of the oil and natural gas we produce. If our oil and natural gas can be marketed, we may not be able to negotiate favorable price and contractual terms. Changes in oil or natural gas prices may significantly affect our revenues, cash flows, the value of our oil and natural gas properties and the estimates of recoverable oil and natural gas contained in our properties. Further, significant declines in the prices of oil or natural gas may have a material adverse effect on our business and on our financial condition.

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

Summary

For the three months ended March 31, 2007, we reported a net loss of $87.7 million compared with net income of $37.2 million for the quarter ended March 31, 2006.  Oil and natural gas revenues, before the impact of derivative financial instruments increased from $69.7 million to $117.8 million, an increase of 68.9%, for the three months ended March 31, 2006 and 2007, respectively.  Our equivalent production of natural gas was 8.1 Bcfe for the quarter ended March 31, 2006, while equivalent natural gas production for the quarter ended March 31, 2007 increased to 17.3 Bcfe.  Our operating costs also increased from $6.9 million ($0.85 per Mcfe) for the three months ended March 31, 2006 to $21.8 million ($1.26 per Mcfe) for the three months ended March 31, 2007.  The increases from the prior year’s quarter in revenues, production and operating costs are attributable to our significant 2006 acquisitions, primarily TXOK and Winchester.  Derivative financial instruments also had a significant impact on our results of operations as we do not designate our derivative financial instruments as hedges.  As a result, we mark the change in the fair value of our derivatives to market at the end of each reporting period.  For the three months ended March 31, 2006, we recognized gains from our derivative financial instruments of $40.8 million, of which $43.6 million was unrealized.  For the three months ended March 31, 2007, we incurred losses on our derivative financial instruments of $96.0 million, representing income from cash settlements of $32.1 million and $128.1 million of unrealized losses.

Oil and natural gas sales, production and prices

Total oil and natural gas sales, excluding the impact of derivative financial instruments, for the three months ended March 31, 2007 increased by $48.1 million, or 68.9% over the three months ended March 31, 2006 due to higher equivalent production volumes, which increased by 9,220 Mmcfe, or 113.9%, offset by a decrease of $1.82 per equivalent Mmcfe in our average sales price, which decreased revenues by $14.6 million.  The higher volumes resulted in increased revenues of $62.7 million.  Our TXOK, PGMT and Winchester acquisitions accounted for 8,358 Mmcfe, or 90.7% of the increase in volumes.  The increase in the March 31, 2007 quarter production volumes is due primarily to:

•      the acquisition of TXOK on February 14, 2006 which contributed a full quarter of production for three months ended March 31, 2007 compared to only a partial quarter for the same period in 2006, resulting in an increase of 1,938 Mmcfe;

•      the acquisition of Winchester on October 2, 2006 which accounted for a 6,005 Mmcfe increase from the same period in 2006; and

•      other acquisitions completed in 2006 which accounted for a 415 Mmcfe increase from the same period in 2006.

Prices, excluding the impact of derivative financial instruments, for both oil and natural gas decreased during the three months ended March 31, 2007 compared to the prior year’s quarter.  The oil prices decreased by $5.83 per Bbl (to $54.93 from $60.76) or 9.6%.  Natural gas prices averaged $6.56 per Mcf for the three months ended March 31, 2007 compared with $8.43 per Mcf for the three months ended March 31, 2006, a decrease of $1.87 per Mcf, or 22.2%.

Derivative financial instruments

Our cash settlements from derivative financial instruments increased revenue by $32.1 million for the three months ended March 31, 2007 compared with $2.8 million of cash payments, which decreased revenue for the three months ended March 31, 2006.

For the three months ended March 31, 2007 and 2006, we recognized a decrease in revenue of $128.1 million and an increase in revenue of $43.6 million, respectively, from the change in the fair value of our derivative financial instruments.  We expect that our revenues will continue to be significantly impacted in future periods by changes in the fair value of our derivative financial instruments as a result of the volatility in oil and natural gas prices and the volume of future oil and natural gas sales covered under our derivative financial instrument program.  For the three months ended March 31, 2007, 66.0% and 76.0% of oil and natural gas production, respectively, were subject to derivative contracts.

Other income

Our other income increased to $6.7 million for the three months ended March 31, 2007 from $2.3 million in the previous year’s quarter. The increase is primarily due to transportation activities related to the Winchester acquisition and higher interest income in the three months ended March 31, 2007 as a result of higher cash balances, reflecting the proceeds received from the sale of our Colorado properties, as compared to the three months ended March 31, 2006.  Our income from transportation activities increased approximately $4.6 million when compared to prior year, which is due primarily to mid-stream activities from the Winchester acquisition in October 2006.

Oil and natural gas production costs

Our oil and natural gas operating costs for the three months ended March 31, 2007 increased $14.9 million, or 215.7%, from the same period in 2006. The increase in oil and natural gas operating costs was primarily attributable to:

•      the acquisition of TXOK on February 14, 2006 which contributed a full quarter of production expenses for the three months ended March 31, 2007 and only a partial quarter for the same period in 2006;

•      the acquisition of Winchester on October 2, 2006 which contributed a full quarter of production expenses for the three months ended March 31, 2007 when compared to the same period in 2006;

•      the Vernon Acquisition on March 30, 2007, which contributed two days of production expenses for the three months ended March 31, 2007 when compared to the same period in 2006;

•      a general increase in the cost of goods and services used in our oil and natural gas operations during 2007; and

•      new wells added through our development and exploitation capital program.

The oil and natural gas operating cost per unit increased from $0.86 per Mcfe for the three months ended March 31, 2006 to $1.26 per Mcfe, or 48.2%, for the three months ended March 31, 2007 which reflects the general increase in the costs of goods and services used in our operations and an increase in workover activities. Oil and natural gas operating costs increased primarily due to acquisitions made during 2006 and 2007 that were not included in first quarter 2006 operations.  During the three months ended March 31, 2007, notable increases in operating expenses occurred in sub-surface repair and maintenance costs, saltwater disposal fees (particularly in assets acquired in the Winchester Acquisition), compression expenses and road repairs.

Production and ad valorem taxes

Production and ad valorem taxes for the three months ended March 31, 2007 increased by $4.2 million, or 99.4%, over the same period in 2006. These increases are primarily attributable and correspond to the increase in oil and natural gas revenues resulting from 2006 and 2007 acquisitions and the related increase in sales volumes.  On a percentage of revenue basis, production and ad valorem taxes were 7.1% of gross oil and natural gas sales for the three months ended March 31, 2007 compared with 6.0% during the prior year’s quarter.  The increase in the overall rate is the result of higher percentages of our revenues being derived from properties in Texas and Louisiana and a lower percentage of total sales being derived from our Appalachia region production.  Production and ad valorem taxes tend to be lower in Appalachia than in the Texas and Louisiana areas. Production taxes are set by the state and local governments and vary as to the tax rate and the value to which that rate is applied. Further, ad valorem taxes in Texas and other states are based partially on the value of oil and natural gas reserves, which have increased significantly in 2007 as compared with 2006 due to acquisitions made during 2006 and 2007.  These taxes are generally based upon the price received for production.

Depreciation, depletion and amortization

Our depreciation, depletion and amortization costs for the three months ended March 31, 2007 increased by $30.6 million, or 148.2%, from the same period in 2006.  The primary reasons for this increase were from a 113.9% increase in oil and natural gas sales volumes, directly related to the acquisitions made during 2006 and 2007, and an increase in the per unit depletion rate from $2.55 per Mcfe for the three months ended March 31, 2006 to $2.96 per Mcfe for the three months ended March 31, 2007.

General and administrative

Our general and administrative costs for the three months ended March 31, 2007 increased by $8.3 million, or 139.9%, over the same period in 2006, which was primarily attributable to:

•      increased personnel costs of $3.3 million due to additional headcount of 130 employees related primarily to our acquisitions and an overall increase in our accounting activities due to being a public company;

•      an increase in stock-based compensation costs of $1.3 million;

•      increased consulting and contract labor costs of $1.2 million due to the acquisitions and systems conversion discussed above;

•      increased IT related costs of $1.0 million due to our information systems conversion and training costs that do not qualify for capital treatment;

•      increased legal fees of $1.0 million;

•      increased audit and tax fees of approximately $0.6 million;

•      increased occupancy costs of $0.2 million resulting from expansion of corporate facilities; and

•      other increases totaling $1.4 million due to the increase in our business resulting from our acquisitions.

Partially offsetting the above increases in general and administrative costs were increased operator overhead recoveries of $2.9 million, a $1.7 million increase from the same period in the prior year, primarily resulting from the acquisitions mentioned above.

Interest expense

Our interest expense for the three months ended March 31, 2007 increased $60.4 million from the same period in 2006. The increase is primarily due to interest expense associated with the amended credit agreements used to fund the acquisitions of TXOK, Winchester, PGMT and Vernon, which increased our outstanding debt, excluding our senior notes, from $108.5 million at March 31, 2006 to $1.2 billion at March 31, 2007.  Interest expense for the three months ended March 31, 2007 includes non-recurring charges totaling $32.1 million attributable to (a) redemption premium of $13.0 million from retirement of the EPOP Senior Term Credit Agreement, (b) write-off of $12.2 million for deferred financing costs and unamortized original issue discount on the EPOP Senior Term Credit Agreement and (c) expensed fees of $6.9 million associated with commitment letters from members of our banking group which were not utilized as a result of the Private Placement on March 30, 2007.

Income taxes

Our effective tax rate on income from continuing operations for the three months ended March 31, 2007 was 39.5%.  Our effective tax rate on net income from continuing operations for the three months ended March 31, 2006 was 38.1%. A substantial portion of our stock-based compensation included in our quarter ended March 31, 2007 results are in the form of incentive stock options which are not deductible for tax purposes until a disqualifying event occurs. The non-deductible portion of stock compensation decreased our effective rate benefit by approximately 0.3% during the three months ended March 31, 2007.  This decrease is due to a net benefit from a book loss for the three months ended March 31, 2007.  The remainder of the tax rate increase over the prior year is a result of the state tax rate increase resulting from the increased presence in Louisiana.

Our liquidity, capital resources and capital commitments

General

Most of our growth has resulted from acquisitions and our development and exploitation program. Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining financing flexibility.  In the past, we have utilized a variety of sources of capital to fund our acquisition, development and exploitation programs and to fund our operations.  Our general financial strategy is to use a combination of cash flow from operations, bank financing, cash received from the sale of oil and natural gas properties and the sale or issuance of equity and debt securities to fund our operations, conduct development and exploitation activities and to fund acquisitions.  As of May 10, 2007, the aggregate of our credit facilities total a $2.2 billion borrowing base. We do not have a set budget for acquisitions as these tend to be opportunity driven.  Historically, we have used the proceeds from the issuance of equity and debt securities and borrowings under our credit agreements to raise cash to fund acquisitions.  Our ability to borrow from sources other than our credit agreement is subject to restrictions imposed by our lenders. In addition, our indenture governing our senior notes and the terms of our preferred stock contain restrictions on incurring indebtedness and pledging our assets.

On March 30, 2007, we issued 200,000 shares of preferred stock for $2.0 billion in cash in connection with the Vernon Acquisition.  Additionally, in conjunction with the Vernon Acquisition and in preparation for the Southern Gas Acquisition, we initiated new credit facilities and amended existing credit facilities to increase our aggregate borrowing base to $2.3 billion. On May 8, 2007, as a result of the sale of oil and natural gas assets, our borrowing base was reduced to $2.2 billion.

Net cash provided by operating activities was $32.6 million for the three months ended March 31, 2007, which is attributable primarily to the non-cash change in fair value of our derivatives of $128.1 million.  At March 31, 2007, our cash and cash equivalents balance was $169.7 million, an increase of $146.9 million from December 31, 2006 primarily as a result of proceeds from the sale of our Wattenberg fields.  On January 16, 2007, we made an interest payment on our 7¼% senior notes in the amount of $16.1 million.

Acquisitions and capital expenditures

The following table presents our capital expenditures for the three months ended March 31, 2006 and 2007.  Our acquisition of TXOK did not result in any property acquisition expenditures as the acquisition was consummated by the redemption of TXOK’s preferred stock and for the assumption of TXOK’s debt.  The capital expenditures for the three months ended March 31, 2006 include capital expenditures of TXOK during the February 14, 2006 to March 31, 2006 period.

	Three months ended
	March 31,
(unaudited, in thousands)	2006	2007
Capital expenditures:
Property acquisitions excluding TXOK Acquisition, Inc	$(169)	$1,447,281
Acquisition of TXOK Acquisition, Inc. preferred stock, net of cash acquired	126,489	—
Lease purchases	451	7,619
Development capital expenditures	31,990	75,892
Other	1,792	3,037
Total capital expenditures	$160,553	$1,533,829

On March 30, 2007, we finalized the purchase of substantially all of the oil and gas properties and related assets related to the Vernon and Ansley Fields located in Jackson Parish, Louisiana from Anadarko.

We acquired substantially all of the oil and gas properties and related assets at the Vernon and Ansley Fields properties in exchange for $1.5 billion in cash, net of preliminary purchase price adjustments.  The assets include producing and undeveloped acreage in Jackson Parish, Louisiana.  The acquisition was financed by our private placement of preferred stock along with EPOP’s amended and restated credit agreement, or EPOP Credit Agreement, with certain lenders, JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities Inc., as sole book runner and lead arranger.

For the year 2007, we have budgeted approximately $314.7 million, excluding recent acquisitions from Anadarko, for our development, exploitation and exploration activities.  As of March 31, 2007, we were contractually obligated to spend $98.2 million for our development and exploitation activities for the remainder of 2007.  As a result of acquisitions closed in the first quarter of 2007 and the Southern Gas Acquisition on May 2, 2007, we expect our 2007 capital budget for drilling and exploitation to increase to more than $500.0 million.

We expect to utilize our current cash balance, cash flow from operations and available funds under our credit agreements to fund our acquisitions, capital expenditures and working capital.  In order to meet strategic objectives, we may sell non-strategic assets during the remainder of 2007.

We believe that our capital resources from existing cash balances, cash flow from operating activities and borrowing capacity under our credit agreements are adequate to meet the cash requirements of our business.  However, future cash flows are subject to a number of variables including production volumes and oil and natural gas prices.  If cash flows decline we may be required to reduce our capital expenditure budget which in turn may affect our production in future periods.  Our operations and other capital resources may not provide cash in sufficient amounts to maintain or initiate planned levels of capital expenditures. We have experienced increased costs for tubular goods and for certain services during 2006 and 2007.  Further, we have encountered difficulties in contracting for drilling rigs and other services due to high demand. Currently, we do not believe that these conditions have had a significant impact upon our capital expenditures programs or our results of operations. If the conditions continue, however, projects may be delayed due to lack of services or materials or we may have to delay projects to stay within our capital budget.

Private placement of preferred stock

On March 30, 2007, we completed the private placement, or Private Placement, of an aggregate of $390.0 million of 7.0% Cumulative Convertible Perpetual Preferred Stock and $1.61 billion of Hybrid Preferred Stock to accredited investors pursuant to the terms and conditions of a Preferred Stock Purchase Agreement dated March 28, 2007.  The purchase price for each share was $10,000 (which equals the liquidation preference per share on March 30, 2007).  The issuance and sale of the shares in the Private Placement was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. The net proceeds of the Private Placement were used to fund the net purchase price of approximately $1.5 billion for the Vernon Acquisition and to repay certain outstanding indebtedness.

The 7.0% Preferred Stock is convertible into shares of our common stock at an initial conversion price of $19.00 per share, subject to anti-dilution adjustments, which equates to each share of 7.0% Preferred Stock being initially convertible into approximately 526.3 shares of our common stock, subject to adjustment for fractional shares.  The Hybrid Preferred Stock is not currently convertible into shares of our common stock.  Under applicable New York Stock Exchange, or NYSE, rules, shareholder approval is required to issue common stock, or securities convertible into or exercisable for common stock, if (i) such common stock has, or will have upon issuance, 20.0% or more of the voting power outstanding before the issuance, (ii) the number of shares of common stock to be issued is, or will be upon issuance, equal to 20.0% or more of the number of shares of common stock outstanding before the issuance, (iii) such common stock, or securities convertible into or exercisable for common stock, will be issued to a director, officer or substantial security holder of a company and such securities exceed either a threshold of one percent or, if issued to a substantial security holder who is not a director or officer at a price that is not less than the book and market value of the common stock, five percent of the number of shares of common stock or the voting power outstanding before the issuance or (iv) such issuance will result in a change of control of a company.

Absent NYSE rules, we likely would have issued 200,000 shares of 7.0% Preferred Stock to fund the Vernon Acquisition and to repay certain outstanding indebtedness.  As a result of the limited time period to fund the Vernon Acquisition and the time required to organize a special meeting of shareholders, we were unable to hold a special meeting of our shareholders to approve the issuance of 200,000 shares of 7.0% Preferred Stock prior to the Vernon Acquisition.  Therefore, in the interim, we issued (i) 39,008 shares of 7.0% Preferred Stock, consisting of 23,408 shares of Series A-1 7.0% Preferred Stock, 975 shares of Series A-2 7.0% Preferred Stock, 11,700 shares of Series B 7.0% Preferred Stock and 2,925 shares of Series C 7.0% Preferred Stock, which shares by their terms are convertible into 19.7% of the number of shares of common stock outstanding before the preferred stock issuance and (ii) 160,992 shares of Hybrid Preferred Stock, consisting of 149,441 shares of Series A-1 Hybrid Preferred Stock and 11,551 shares of Series A-2 Hybrid Preferred Stock, which shares are not currently convertible into common stock and which do not have general voting rights.

We agreed with the preferred stock investors to seek the shareholder approval required by the NYSE, or NYSE Shareholder Approval, to transform the terms of the Hybrid Preferred Stock into the same terms as the 7.0% Preferred Stock.  If NYSE Shareholder Approval is obtained, the designations, preferences, limitations and relative voting rights of the Series A-1 Hybrid Preferred Stock and Series A-2 Hybrid Preferred Stock will become identical to the designations, preferences, limitations and relative voting rights of the Series A-1 7.0% Preferred Stock and the Series A-2 7.0% Preferred Stock, respectively, including the right to dividends and the right to convert into shares of our common stock at an initial conversion price of $19.00 per share, subject to anti-dilution adjustments.

If NYSE Shareholder Approval is not obtained prior to September 26, 2007, the Hybrid Preferred Stock will remain outstanding and the 11.0% per annum dividend rate will be increased by 0.5% per annum for the first 90-day period thereafter and by an additional rate of 0.5% per annum for each subsequent 90-day period thereafter, up to a maximum rate of 18.0% per annum until NYSE Shareholder Approval is obtained.  In addition, the Hybrid Preferred Stock will continue to have the terms described below under “—Principal Terms of the Hybrid Preferred Stock,” including restrictive covenants on our right to incur additional indebtedness, the requirement for us to repurchase the shares following certain asset dispositions and a mandatory redemption by us on April 18, 2011 at 125% of the liquidation preference plus accumulated dividends.

Principal terms of the 7.0% Preferred Stock

The following summarizes the principal terms of the 7.0% Preferred Stock. This discussion is not complete and is qualified in its entirety by, and should be read in conjunction with, the Statements of Designation establishing each series of the 7.0% Preferred Stock, which are filed as exhibits to our Current Report on Form 8-K dated March 28, 2007 and filed with the SEC on April 2, 2007 and are incorporated by reference herein.

Series A-1 7.0% Preferred Stock

The Series A-1 7.0% Preferred Stock has an initial liquidation preference equal to $10,000 per share and is convertible into common stock at a price of $19.00 per share, as may be adjusted in accordance with the terms of the Series A-1 7.0% Preferred Stock. We may force the conversion of the Series A-1 7.0% Preferred Stock at any time if the common stock trades for 20 days within a period of 30 consecutive days at a price, above 175% of the then effective conversion price ($33.25 per share at the current conversion price of $19.00 per share) at any time during the 24 months after issuance, above 150% of the then effective conversion price ($28.50 per share at the current conversion price of $19.00 per share) thereafter through the 48th month after issuance and above 125% of the then effective conversion price ($23.75 per share at the current conversion price of $19.00 per share) at any time thereafter.  Cash dividends will accrue at the rate of 7.0% per annum prior to March 30, 2013 and at the rate of 9.0% per annum thereafter.  In lieu of paying cash dividends, we may, under certain circumstances prior to March 30, 2013, pay such dividend at a rate of 9.0% per annum by adding the dividend to the liquidation preference of the shares of Series A-1 7.0% Preferred Stock.  Upon the occurrence of a change of control, holders of the Series A-1 7.0% Preferred Stock may require us to repurchase their shares for cash at the liquidation preference plus accumulated dividends.  Holders of the Series A-1 7.0% Preferred Stock have the right to vote with the holders of common stock, the holders of other series of 7.0% Preferred Stock and, if NYSE Shareholder Approval is obtained, the holders of Hybrid Preferred Stock, together as a single class, on all matters submitted to our shareholders (except the election of directors) on an as-converted basis.  Holders of Series A-1 7.0% Preferred Stock, Series B 7.0% Preferred Stock, Series C 7.0% Preferred Stock and, if NYSE Shareholder Approval is obtained, Series A-1 Hybrid Preferred Stock have the right to separately elect up to four directors, subject to the rights of the holders of Series B 7.0% Preferred Stock and Series C 7.0% Preferred Stock to vote as separate classes to each elect one of such preferred directors.  In addition, upon the occurrence of specified defaults in the Statements of Designation for the 7.0% Preferred Stock and the Hybrid Preferred Stock, the holders of the 7.0% Preferred Stock and Hybrid Preferred Stock, voting together as a class, have the right to elect four additional directors, or Default Directors, until such default is cured.

Series A-2 7.0% Preferred Stock

The Series A-2 7.0% Preferred Stock has substantially the same rights as the Series A-1 7.0% Preferred Stock, except that holders of Series A-2 7.0% Preferred Stock do not have the right to elect directors (other than the Default Directors) and do not have any registration rights under the 7.0% Registration Rights Agreement.  Shares of Series A-2 7.0% Preferred Stock automatically convert into shares of Series A-1 7.0% Preferred Stock when the holder thereof has provided the Company with a certificate certifying that either no filing is required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR Act, with respect to such holder’s acquisition of the shares of Series A-1 7.0% Preferred Stock or the waiting period applicable to such holder under the HSR Act has expired.

Series B 7.0% Preferred Stock

The Series B 7.0% Preferred Stock has substantially the same rights as the Series A-1 7.0% Preferred Stock, except that the holders of Series B 7.0% Preferred Stock have the right to designate one of the preferred directors and do not have registration rights under the registration rights agreement with the 7.0% Preferred Stock investors, or 7.0% Registration Rights Agreement.  The Series B 7.0% Preferred Stock is convertible into Series A-1 7.0% Preferred Stock at any time at the election of the holder and will automatically convert into Series A-1 7.0% Preferred Stock when such holder ceases to own an aggregate of 10,000 shares of Series B 7.0% Preferred Stock and/or Hybrid Preferred Stock.

Series C 7.0% Preferred Stock

The Series C 7.0% Preferred Stock has substantially the same rights as the Series A-1 7.0% Preferred Stock, except that the holders of Series C 7.0% Preferred Stock have the right to designate one of the preferred directors and do not have any registration rights under the 7.0% Registration Rights Agreement.  The Series C 7.0% Preferred Stock is convertible into Series A-1 7.0% Preferred Stock at any time at the election of the holder and will automatically convert into Series A-1 7.0% Preferred Stock when such holder ceases to own an aggregate of 10,000 shares of Series C 7.0% Preferred Stock and/or Hybrid Preferred Stock.

Principal terms of the Hybrid Preferred Stock

The following summarizes the principal terms of the Hybrid Preferred Stock. This discussion is not complete and is qualified in its entirety by, and should be read in conjunction with, the Statements of Designation establishing each series of the Hybrid Preferred Stock, which are filed as exhibits to our Current Report on Form 8-K dated March 28, 2007 and filed with the SEC on April 2, 2007 and are incorporated by reference herein.

Series A-1 Hybrid Preferred Stock

Initially, the Series A-1 Hybrid Preferred Stock is not convertible into common stock.  If NYSE Shareholder Approval is obtained, then the designations, preferences, limitations and relative voting rights of the Series A-1 Hybrid Preferred Stock will become identical to the designations, preferences, limitations and relative voting rights of the Series A-1 7.0% Preferred Stock, including the right to dividends and the right to convert into our common stock.

If NYSE Shareholder Approval is not obtained prior to September 26, 2007, cash dividends will continue to accrue on the Series A-1 Hybrid Preferred Stock at a rate of 11.0% per annum and the annual dividend rate will increase by 0.5% per quarter (up to a maximum rate of 18.0% per annum) until NYSE Shareholder Approval is obtained.  Prior to the earlier of September 26, 2007 and the date that NYSE Shareholder Approval is obtained, the Series A-1 Hybrid Preferred Stock may be redeemed only with the consent of the holders of the Hybrid Preferred Stock at a redemption price equal to 100.0% of the liquidation preference plus accrued dividends.  After September 26, 2007 and prior to the date that NYSE Shareholder Approval is obtained, the Series A-1 Hybrid Preferred Stock is redeemable at our option at any time, and must be redeemed on April 18, 2011, for cash at 125.0% of the liquidation preference plus accrued dividends.  Upon the occurrence of a change of control, holders of Series A-1 Hybrid Preferred Stock may require us to repurchase their shares for cash at 101.0% of the liquidation preference plus accrued dividends.  In addition, upon the occurrence of specified defaults in the Statements of Designation for the Hybrid Preferred Stock, the holders of 7.0% Preferred Stock and Hybrid Preferred Stock, voting together as a class, have the right to elect four default directors until such default is cured.  Prior to obtaining NYSE Shareholder Approval, the Series A-1 Hybrid Preferred Stock contains covenants that restrict our ability to incur additional indebtedness and require us to repurchase the shares following certain asset dispositions.

Series A-2 Hybrid Preferred Stock

The Series A-2 Hybrid Preferred Stock has substantially the same rights as the Series A-1 Hybrid Preferred Stock, except that holders of Series A-2 Hybrid Preferred Stock do not have any registration rights.  Initially the Series A-1 Hybrid Preferred Stock is not convertible into our common stock.  If NYSE Shareholder Approval is obtained, then the designations, preferences, limitations and relative voting rights of the Series A-2 Hybrid Preferred Stock will become identical to the designations, preferences, limitations and relative voting rights of the Series A-2 7.0% Preferred Stock, including the right to dividends and the right to convert into our common stock.  Shares of Series A-2 Hybrid Preferred Stock automatically convert into shares of Series A-1 Hybrid Preferred Stock when the holder thereof has provided us with a certificate certifying that either no filing is required under the HSR Act with respect to such holder’s acquisition of the shares of Series A-1 Hybrid Preferred Stock or the waiting period applicable to such holder under the HSR Act has expired.

7.0% Preferred Stock Registration Rights Agreement

In connection with the Private Placement, we entered into the 7.0% Registration Rights Agreement with the 7.0% Preferred Stock investors. The 7.0% Registration Rights Agreement contemplates the registration of the resale of the shares of common stock underlying the 7.0% Preferred Stock and, if NYSE Shareholder Approval is obtained, the Hybrid Preferred Stock. The 7.0% Registration Rights Agreement contains customary terms and conditions for a transaction of this type.  We agreed to file with the SEC, not later than September 26, 2007, a registration statement to register the offer and sale of the common shares issuable upon conversion of the 7.0% Preferred Stock and to use our best efforts to have the registration statement declared effective by March 24, 2008.  If any shares of 7.0% Preferred Stock are outstanding on March 30, 2011, we agreed to file a registration statement with the SEC by June 28, 2011 registering such shares for resale and to use our best efforts to have such registration statement declared effective by September 26, 2011.  If we are unable to meet the deadlines described above, if a registration statement ceases to remain effective or if we restrict sales under a registration statement under certain “blackout provisions” for longer than the contractually permitted period, we must pay liquidated damages at a rate of 0.5% per annum of the 7.0% Preferred Stock liquidation preference for the first 90 days and thereafter for each subsequent 90-day period at an additional rate of 0.25% up to a maximum of 2.0% per annum during any default period.  We also agreed to indemnify holders against certain liabilities under the Securities Act of 1933 in respect of any such resale registration.

Hybrid Preferred Stock Registration Rights Agreement

In connection with the Private Placement, we entered into a registration rights agreement, or Hybrid Registration Rights Agreement, with the Hybrid Preferred Stock investors. The Hybrid Registration Rights Agreement contemplates the registration of the resale of the shares of Series A-1 Hybrid Preferred Stock.  If NYSE Shareholder Approval is not obtained by September 26, 2007, we agreed to file a registration statement with the SEC by December 24, 2007, covering the resale prior to such shareholder approval of shares of Hybrid Preferred Stock and to use our best efforts to have the registration statement declared effective by March 24, 2008.  The Hybrid Registration Right Agreement contains liquidated damages payment provisions and indemnification obligations similar to those contained in the 7.0% Registration Rights Agreement.

7¼% senior notes due January 15, 2011

On January 20, 2004, EXCO completed the private placement of $350.0 million aggregate principal amount of 7¼% senior notes due January 15, 2011, or senior notes, pursuant to Rule 144A and Regulation S under the Securities Act of 1933, or Securities Act, at a price of 100% of the principal amount. The net proceeds of the offering were used to acquire North Coast, pay down debt under our credit facilities and North Coast’s credit facility, repay a senior term loan in full and pay fees and expenses associated with those transactions.

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

On October 3, 2005, EXCO Holdings, then our privately held parent, closed on an equity buyout transaction that resulted in a change of control.  As a result of this change in control, the senior notes were recorded at their fair value which resulted in a premium of $18.0 million in excess of the aggregate principal amount.

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

As of March 31, 2007, $444.7 million in principal remained outstanding on the senior notes and the unamortized premium was $13.3 million. The estimated fair value of our senior notes at March 31, 2007 was $446.4 million.  The fair value of the senior notes is estimated based on quoted market prices for the senior notes.

Credit agreements

In connection with the Private Placement of $2.0 billion of preferred stock, we contributed $1.75 billion of the net proceeds to EPOP, of which approximately $1.5 billion was used to close the Vernon Acquisition and approximately $150.0 million was used to refinance EPOP’s debt agreements.  The EPOP Senior Term Credit Agreement was paid in full and terminated in connection with the recapitalization.  We used the remaining $250.0 million of the net proceeds of the preferred stock to restructure and repay indebtedness under the EXCO Resources Credit Agreement and pay fees and expenses associated with the offering.

EPOP Credit Agreement

The amended and restated EPOP Credit Agreement has an initial borrowing base of $1.3 billion and $1.1 billion drawn as of March 31, 2007. The borrowing base will be redetermined on a semi-annual basis, with EPOP and the lenders having the right to interim unscheduled redeterminations in certain circumstances. Scheduled redeterminations will be made on or about April 1 and October 1 of each year, beginning October 1, 2007.  The EPOP Credit Agreement is secured by a first priority lien on the assets of EPOP, including 100% of the equity of EPOP’s subsidiaries, and is guaranteed by all existing and future subsidiaries of EPOP. Financial covenants under this credit agreement require that we:

•      maintain a consolidated current ratio (as defined under the EPOP Credit Agreement) of at least 1.0 to 1.0 at the end of any fiscal quarter, beginning with the quarter ending June 30, 2007;

•      not permit our ratio of consolidated indebtedness to consolidated EBITDAX (as defined under the EPOP Credit Agreement) to be greater than 3.5 to 1.0 at the end of each fiscal quarter, beginning with the quarter ending June 30, 2007; and

•      not permit our interest coverage ratio (as defined under the EPOP Credit Agreement) to be less than 2.5 to 1.0 at the end of each fiscal quarter, beginning with the quarter ending June 30, 2007.

The EPOP Credit Agreement contains representations, warranties, covenants, events of default, and indemnities customary for agreements of this type. The EPOP Credit Agreement matures March 30, 2012 and has an initial drawn interest rate of LIBOR + 150 basis points (“bps”) and an undrawn commitment fee of 37.5 bps.

EPOP Senior Term Credit Agreement

In connection with the Winchester acquisition, EPOP entered into the EPOP Senior Term Credit Agreement dated October 2, 2006 (as amended and restated as of October 13, 2006) with JPMorgan Chase Bank, N.A., as administrative agent.  On March 30, 2007, in connection with the $1.75 billion capital contribution from EXCO and the amendments to the EPOP Credit Agreement, the EPOP Senior Term Credit Agreement was paid in full. Total costs to retire the debt was $668.7 million consisting of $650.0 million of principal, $5.7 million of accrued interest and $13.0 million representing a 2.0% redemption premium pursuant to terms of the EPOP Senior Term Credit Agreement.  The $13.0 million redemption premium is reported as a component of interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2007.  Unamortized deferred financing costs of $9.0 million and an unamortized original issue discount of $3.0 million associated with the EPOP Senior Term Credit Agreement were also written off and reported as a component of interest expense as a result of the retirement of this debt.

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

Borrowings under the EXCO Resources Credit Agreement are collateralized by a first lien mortgage providing a security interest in 90% of our oil and natural gas properties. None of the assets of EXCO Partners, including EPOP can be used as collateral for the EXCO Resources Credit Agreement. As of March 17, 2006, our borrowings are collateralized by a first lien mortgage providing a security interest in the value of our Proved Reserves which is at least 125% of the aggregate commitment.  The aggregate commitment is the lesser of (i) $1.25 billion and (ii) the borrowing base; however, the initial aggregate commitment is $300.0 million.  This aggregate commitment minimum of $300.0 million can be raised, from time to time, up to the borrowing base of $750.0 million at our sole discretion. Effective May 11, 2006, we increased the aggregate commitment to $500.0 million.

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

Additionally, the EXCO Resources Credit Agreement contains a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur additional indebtedness, restrictions on our ability to pledge assets, and a prohibition on the payment of dividends on our common stock. As of March 31, 2007, we were in compliance with the covenants contained in the EXCO Resources Credit Agreement.

At December 31, 2006 and March 31, 2007, the six month LIBOR rates were 5.37% and 5.33% which would result in interest rates of approximately 6.62% and 6.58%, respectively, on any new indebtedness we may incur under the credit agreement. At December 31, 2006 and March 31, 2007, we had $339.0 million and $55.0 million respectively, of outstanding indebtedness under the EXCO Resources Credit Agreement.

Effective May 2, 2007, in connection with the Southern Gas Acquisition, we amended the existing EXCO Resources Credit Agreement, which increased the face amount and borrowing base from $750.0 million to $1.0 billion.  On May 8, 2007, as a result of the sale of oil and natural gas assets to Crimson, the borrowing base on the EXCO Resources Credit Agreement, as amended, was reduced to $900.0 million, of which $394.0 million was drawn as of May 10, 2007.  The borrowing base will be re-determined on a semi-annual basis, with EXCO Resources and the lenders having the right to interim unscheduled re-determinations in certain circumstances. Scheduled re-determinations will be made on March 1 and September 1 of each year, beginning September 1, 2007.  Borrowings under the amended EXCO Resources Credit Agreement are collateralized by a first lien mortgage providing a security interest in our oil and natural gas properties. The financial covenants under the amended EXCO Resources Credit Agreement are similar to those contained in the previous EXCO Resources Credit Agreement, including:

•      maintain a consolidated current ratio (as defined under the amended EXCO Resources Credit Agreement) to be less than 1.0 to 1.0 at the end of any fiscal quarter, beginning with the quarter ending September 30, 2007;

•      not permit our ratio of consolidated indebtedness to consolidated EBITDAX (as defined under the amended EXCO Resources credit agreement) to be greater than 3.5 to 1.0 at the end of each fiscal quarter, beginning with the quarter ending September 30, 2007; and

•      not permit our interest coverage ratio (as defined under the amended EXCO Resources Credit Agreement) to be less than 2.5 to 1.0 at the end of each fiscal quarter, beginning with the quarter ending September 30, 2007.

On May 8, 2007, in connection with the sale of oil and natural gas properties located primarily in South Texas and Louisiana to Crimson, the borrowing base of the amended EXCO Resources Credit Agreement was reduced from $1.0 billion to $900.0 million.

The amended and restated EXCO Resources Credit Agreement contains representations, warranties, covenants, events of default, and indemnities customary for agreements of this type. The amended EXCO Resources Credit Agreement matures five years from the closing date and has an initial drawn interest rate of LIBOR + 125 basis points (“bps”) and an undrawn commitment fee of 30.0 bps.

Additionally, the amended and restated EXCO Resources Credit Agreement contains a number of other covenants regarding our liquidity and capital resources, including restrictions on our ability to incur additional indebtedness, restrictions on our ability to pledge assets, and a prohibition on the payment of dividends on our common stock.

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

Our objective in entering into derivative financial instruments is to manage price fluctuations and achieve a more predictable cash flow associated with our acquisition activities and borrowings under our credit agreements. These transactions limit exposure to declines in prices, but also limit the benefits we would realize if prices increase.

As of May 10, 2007, we had contracts in place for the volumes and prices shown in the table below, which includes contracts we entered into or assumed since March 31, 2007, including contracts assumed related to the Southern Gas Acquisition.

(in thousands, except prices)	Natural gas volume Mmbtus	Weighted average strike price per Mmbtu	Oil volume Bbls	Weighted average strike price per Bbl
Swaps NYMEX:
Q2 2007	28,944	$7.80	366	$62.89
Q3 2007	30,388	7.83	369	63.46
Q4 2007	30,388	8.06	369	63.83
2008	99,870	8.36	1,059	60.55
2009	73,155	7.90	850	60.09
2010	6,985	6.63	108	59.85
2011	1,825	4.51	—	—
2012	1,830	4.51	—	—
2013	1,825	4.51	—	—

We occasionally enter into fixed-price physical delivery contracts as well as commodity price swap derivatives to manage price risk with regard to a portion of our oil and natural gas production.

Off-balance sheet arrangements

None.

Contractual obligations and commercial commitments

The following table presents a summary of our contractual obligations at March 31, 2007:

	Less than one	One to three	Three to five	More than five
(in thousands)	year	years	years	years	Total
Contractual obligations:
Long-term debt - senior notes (1)	$—	$—	$444,720	$—	$444,720
Long-term debt - EXCO Resources Credit Agreement (2)	—	—	55,000	—	55,000
EPOP Credit Agreement (3)	—	—	—	1,100,000	1,100,000
Operating leases	8,275	20,174	13,725	1,999	44,173
Deferred compensation (4)	—	1,200	1,200	—	2,400
Hybrid Preferred Stock (5)	—	—	—	1,609,920	1,609,920
Drilling/work commitments	35,986	37,981	—	—	73,967
Total contractual cash obligations	$44,261	$59,355	$514,645	$2,711,919	$3,330,180

(1)   Our senior notes are due on January 15, 2011.  The annual interest obligation is $32.2 million.

(2)   The amended EXCO Resources Credit Agreement executed on May 2, 2007, matures on March 30, 2012.

(3)   The EPOP Credit Agreement matures on October 2, 2012.

(4)   Deferred compensation represents a Rabbi Trust for an officer of one of our subsidiaries.  This obligation vests 20% each year and will fully vest on December 31, 2011.

(5)   Accrued dividends of $1.1 million are included with other long-term liabilities at March 31, 2007.  Annual dividends for the 7.0% Preferred Stock and Hybrid Preferred Stock are $27.3 and $177.1 million, respectively.

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

The following table sets forth our commodity price risk management activities as of March 31, 2007.

		Weighted
	Volume	average strike	Fair value at
(in thousands, except prices)	Mmbtu/Bbls	price	March 31, 2007

Natural Gas:
Swaps NYMEX:
Remainder of 2007	74,410	$7.92	$(22,697)
2008	81,570	8.41	(22,172)
2009	58,555	7.92	(22,275)
2010	6,985	6.63	(8,062)
2011	1,825	4.51	(4,753)
2012	1,830	4.51	(4,295)
2013	1,825	4.51	(3,957)
Total Natural Gas	227,000		(88,211)

Oil:
Swaps:
Remainder of 2007	552	69.37	323
2008	327	62.67	(2,229)
2009	120	60.80	(865)
2010	108	59.85	(689)
Total Oil	1,107		(3,460)
Total Oil and Natural Gas			$(91,671)

At March 31, 2007, the average forward NYMEX oil prices per Bbl for the remainder of 2007 was $68.80 and $69.95 for 2008 and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2007 and for calendar 2008 were $8.24 and $8.70, respectively.

Realized gains or losses from the settlement of derivative financial instruments are recorded in our financial statements as increases or decreases in derivative financial instrument activities.  For example, using the oil swaps in place at March 31, 2007, for the remainder of 2007, if the settlement price exceeded the actual weighted average strike price of $69.37, then a reduction in derivative financial instrument activities revenue would have been recorded for the difference between the settlement price and $69.37 multiplied by the hedged volume of 552 Mbbls.  Conversely, if the settlement price was less than $69.37, then an increase in derivative financial instrument activities revenue would have been recorded for the difference between the settlement price and $69.37 multiplied by the hedged volume of 552 Mbbls.  For example, for a hedged volume of 552 Mbbls, if the settlement price was $70.37, then derivative financial instrument activities revenue would have decreased by $0.6 million.  Conversely, if the settlement price was $68.37, derivative financial instrument activities revenue would have increased by $0.6 million.

Interest rate risk

At March 31, 2007, our exposure to interest rate changes related primarily to borrowings under our credit agreements and interest earned on our short-term investments.  The interest rate is fixed at 7 1/4% on the $444.7 million in senior notes we have outstanding.  As of March 31, 2007, we were not using any derivatives to manage interest rate risk.  Interest is payable on borrowings under our credit agreements based on a floating rate as more fully described in “Management’s discussion and analysis of financial condition and results of operations—our liquidity, capital resources and capital commitments.”  At March 31, 2007, we had $1.2 billion in outstanding borrowings under our credit agreements. A 1% change in interest rates based on the borrowings as of March 31, 2007 would result in an increase or decrease in our interest costs of $12.0 million per year. The interest we pay on these borrowings is set periodically based upon market rates.

Preferred stock dividend risk

We agreed to file with the SEC, not later than September 26, 2007, a registration statement to register the offer and sale of the common shares issuable upon conversion of the 7.0% Preferred Stock and to use our best efforts to have the registration statement declared effective by March 24, 2008.  If any shares of 7.0% Preferred Stock are outstanding on March 30, 2011, we agreed to file a registration statement with the SEC by June 28, 2011 registering such shares for resale and to use our best efforts to have such registration statement declared effective by September 26, 2011.  If we are unable to meet the deadlines described above, if a registration statement ceases to remain effective or if we restrict sales under a registration statement under certain “blackout provisions” for longer than the contractually permitted period, we must pay liquidated damages at a rate of 0.5% per annum of the 7.0% Preferred Stock liquidation preference for the first 90 days and thereafter for each subsequent 90-day period at an additional rate of 0.25% up to a maximum of 2.0% per annum during any default period.  The annual dividend obligation on the 7.0% Preferred Stock is $27.3 million.  In the event we become obligated to pay the aforementioned liquidated damages associated with registration rights, the initial 0.5% increase of liquidated damages would be approximately $0.5 million for the first 90 days and an additional $0.2 million for each successive 90 day period.  The maximum increase in the annual dividend obligation would total $7.8 million.

The Hybrid Preferred Stock accrues dividends at a rate of 11.0% per annum, which computes to an annual dividend obligation of $177.1 million.  Under terms of the Preferred Stock Purchase Agreement, the dividend rate increases by 0.5% on September 26, 2007 if EXCO has not obtained shareholder approval pursuant to NYSE requirements for the Hybrid Preferred Stock to transform into Series A-1 7.0% Preferred Stock.  The dividend rate will continue to increase by 0.5% per quarter until such time that (i) shareholder approval has been obtained, or (ii) the dividend rate reaches 18.0%.  Assuming that shareholder approval is not received by September 26, 2007, the dividend accrual will increase by approximately $2.0 million per quarter until such approval is received.

Item 4.   Controls and procedures

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Chief Accounting Officer (CAO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management evaluated, under the supervision and with the participation of our CEO, CFO and CAO, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007 and concluded our controls were effective.

Changes in internal control over financial reporting

There have been no changes during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Vernon Acquisition and Southern Gas Acquisition will significantly increase our number of properties that we operate and assets that we manage.  Management believes its controls are adequate to effectively integrate these assets into our existing control environment.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information with respect to the case styled PRC Holdings, LLC, et al. v. North Coast Energy, Inc. set forth under Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the SEC on March 19, 2007 is incorporated herein by reference in response to this item. As of the date of filing of this quarterly report, there have been no material developments in this legal proceeding.

In the ordinary course of business, we are periodically a party to lawsuits and claims. We do not believe that any resulting liability from existing legal proceedings, individually or in the aggregate, will have a materially adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

Our business has many risks. The risk factors noted in this section and other factors noted throughout this report, including those risks identified in “Item 2. Management’s discussion and analysis of financial condition and results of operations,” describe examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those included in this report. Additional factors that could materially and adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 19, 2007. This information should be considered carefully, together with other information in this report and other reports and materials we file with the Securities and Exchange Commission.

Risks relating to our preferred stock

The holders of 7.0% Preferred Stock and Hybrid Preferred Stock have rights that could adversely affect an investment in our common stock.

On March 30, 2007, we completed the Private Placement of an aggregate of $390.0 million of 7.0% Preferred Stock and $1.61 billion of Hybrid Preferred Stock to accredited investors pursuant to the terms and conditions of a Preferred Stock Purchase Agreement dated March 28, 2007. The purchase price for each share was $10,000 (which equals the liquidation preference per share on March 30, 2007). The 7.0% Preferred Stock is convertible into shares of our common stock at an initial conversion price of $19.00 per share, subject to adjustment.  The Hybrid Preferred Stock is not convertible into shares of our common stock until NYSE Shareholder Approval is obtained.  If NYSE Shareholder Approval is obtained, the designations, preferences, limitations and relative voting rights of the Hybrid Preferred Stock will become identical to the designations, preferences, limitations and relative voting rights of the 7.0% Preferred Stock, including the right to dividends and the right to convert into shares of our common stock.

The initial $19.00 per share conversion price of the 7.0% Preferred Stock equates to each share of 7.0% Preferred Stock being initially convertible into approximately 526.3 shares of our common stock, subject to adjustment for fractional shares.  The Statement of Designation for each series of the 7.0% Preferred Stock contains weighted average anti-dilution provisions that provide for an adjustment to the conversion price of the 7.0% Preferred Stock upon (i) the issuance of stock, convertible securities or options at a price below the then-current conversion price, (ii) the issuance of options to holders of common stock at less than the current market price, (iii) a dividend or distribution to holders of common stock in excess of $0.06 per share in any quarter or (iv) an equity tender offer or share repurchase by us at a price in excess of the current market price. The exact number of shares of common stock into which the 7.0% Preferred Stock and, if NYSE Shareholder Approval is obtained, the Hybrid Preferred Stock may ultimately be converted may vary over time as a result of the effects of these anti-dilutive adjustments to the conversion price.  Assuming no adjustment to the $19.00 conversion price, the 7.0% Preferred Stock is convertible into a total of 20,530,487 shares of our common stock and, if NYSE Shareholder Approval is obtained, the Hybrid Preferred Stock will be convertible into a total of 84,732,595 shares of our common stock.

The holders of 7.0% Preferred Stock also have the right to receive cash dividends at the rate of 7.0% per annum prior to March 30, 2013 and at the rate of 9.0% per annum thereafter.  In lieu of paying cash dividends, we may, under certain circumstances prior to March 30, 2013, pay such dividend at a rate of 9.0% per annum by adding the dividend to the liquidation preference of the shares of 7.0% Preferred Stock.  Upon the occurrence of a change of control, holders of 7.0% Preferred Stock may require us to repurchase their shares for cash at the liquidation preference plus accumulated dividends.  These anti-dilution, dividend and liquidation provisions could substantially dilute our common shareholders’ interest and may otherwise adversely affect an investment in our common stock.

The holders of 7.0% Preferred Stock and Hybrid Preferred Stock could restrict our ability to enter into various corporate transactions that may be beneficial to our business strategy.

Without the prior consent of the holders of our 7.0% Preferred Stock and/or Hybrid Preferred Stock, we are generally prohibited from, among other things, the following:

•      issuing shares of senior, parity or disqualified junior stock;

•      amending our charter if the amendment would adversely affect any holder of 7.0% Preferred Stock or Hybrid Preferred Stock;

•      increasing the size of our board of directors;

•      entering into any merger or consolidation that is not permitted by our charter;

•      effecting a change of control;

•      distributing property or issuing dividends (other than as permitted by our charter) or engaging in an equity self-tender offer or share repurchase program; and

•      effecting a sale or transfer of substantially all of our assets.

In addition, the terms of the Hybrid Preferred Stock contain various restrictive covenants that are similar to certain covenants contained in the indenture governing our senior notes.  These covenants generally restrict us from, among other things, the following:

•      engaging in any business other than the oil and gas business;

•      incurring or guaranteeing additional indebtedness;

•      creating liens on our assets;

•      transferring or issuing shares of stock of subsidiaries; and

•      transferring or selling assets.

These restrictions may limit our ability to engage in activities which could expand our business, including obtaining future financing, making needed capital expenditures, or taking advantage of business opportunities such as strategic acquisitions and dispositions.

If NYSE Shareholder Approval is not timely obtained, the designations, preferences, limitations and relative rights of the Hybrid Preferred Stock will become increasingly burdensome, which will likely have a material adverse effect on our cash flows and our ability to pursue our growth strategy.

Cash dividends accrue on the Hybrid Preferred Stock at a rate of 11.0% per annum until September 26, 2007, at which time the annual dividend rate will increase by 0.5% per quarter (up to a maximum rate of 18.0% per annum) until NYSE Shareholder Approval has been obtained.  Prior to the earlier of September 26, 2007 and the date NYSE Shareholder Approval is obtained, the Hybrid Preferred Stock may be redeemed only with the consent of the holders of the Hybrid Preferred Stock at a redemption price equal to 100.0% of the liquidation preference plus accrued dividends.  After September 26, 2007 and prior to obtaining NYSE Shareholder Approval, the Hybrid Preferred Stock is redeemable at the our option at any time, and must be redeemed on April 18, 2011, for cash at 125.0% of the liquidation preference plus accrued dividends. Upon the occurrence of a change of control, holders of Hybrid Preferred Stock may require us to repurchase their shares for cash at 101.0% of the liquidation preference plus accrued dividends. If NYSE Shareholder Approval is not obtained, the covenants contained in the Hybrid Preferred Stock will continue to restrict our ability to, among other things, incur additional indebtedness and transfer or sell assets. These rights and restrictions will likely have a material adverse effect on our cash flows and our ability to pursue our growth strategy.

The 7.0% Registration Rights Agreement and the Hybrid Registration Rights Agreement contain liquidated damages, indemnity and other provisions that could adversely affect our cash flows or otherwise cause our stock price to decline.

In connection with the Private Placement, we entered into the 7.0% Registration Rights Agreement with the 7.0% Preferred Stock investors. The 7.0% Registration Rights Agreement contemplates the registration of the resale of the shares of common stock underlying the 7.0% Preferred Stock and, if NYSE Shareholder Approval is obtained, the Hybrid Preferred Stock. We agreed to file with the SEC, not later than September 26, 2007, a registration statement to register the offer and sale of the common shares issuable upon conversion of the 7.0% Preferred Stock and to use our best efforts to have the registration statement declared effective by March 24, 2008.  If any shares of 7.0% Preferred Stock are outstanding on March 30, 2011, we agreed to file a registration statement with the SEC by June 28, 2011 registering such shares for resale and to use our best efforts to have such registration statement declared effective by September 26, 2011.  If we are unable to meet the deadlines described above, if a registration statement ceases to remain effective or if we restrict sales under a registration statement under certain “blackout provisions” for longer than the contractually permitted period, we must pay liquidated damages at a rate of 0.5% per annum of the 7.0% Preferred Stock liquidation preference for the first 90 days and thereafter for each subsequent 90-day period at an additional rate of 0.25% up to a maximum of 2.0% per annum during any default period.  We also agreed to indemnify holders against certain liabilities under the Securities Act of 1933 in respect of any such resale registration.

In connection with the Private Placement, we also entered the Hybrid Registration Rights Agreement with the Hybrid Preferred Stock investors. The Hybrid Registration Rights Agreement contemplates the registration of the resale of the shares of Hybrid Preferred Stock.  If NYSE Shareholder Approval is not obtained by September 26, 2007, we agreed to file a registration statement with the SEC by December 24, 2007, covering the resale prior to such shareholder approval of shares of Hybrid Preferred Stock and to use our best efforts to have the registration statement declared effective by March 24, 2008.  The Hybrid Registration Right Agreement contains liquidated damages payment provisions and indemnification obligations similar to those contained in the 7.0% Registration Rights Agreement.

The sale of a significant amount of shares in the open market as a result of registering the resale of shares under the 7.0% Registration Rights Agreement or the Hybrid Registration Rights Agreement, or the perception that these sales may occur, could cause the trading price of our common stock to decline or become highly volatile.

Item 2.    Unregistered sales of equity securities and use of proceeds.

(a)           Sales of unregistered securities.

On March 30, 2007, we completed the Private Placement of an aggregate of $390.0 million of 7.0% Preferred Stock and $1.61 billion of Hybrid Preferred Stock to accredited investors pursuant to the terms and conditions of a Preferred Stock Purchase Agreement dated March 28, 2007.  The purchase price for each share was $10,000 (which equals the liquidation preference per share on March 30, 2007).  In connection with the Private Placement, we contributed $1.75 billion of the net proceeds to EPOP, of which approximately $1.5 billion was used to close the Vernon Acquisition and approximately $150.0 million of which was used to refinance EPOP’s debt agreements.  The EPOP Senior Term Credit Agreement was paid in full and terminated in connection with the Private Placement.  We used the remaining $250.0 million of the net proceeds of from the Private Placement to restructure and repay indebtedness under the EXCO Resources Credit Agreement and pay fees and expenses associated with the offering.

The issuance and sale of the shares in the Private Placement was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. For more information about the Private Placement and the terms of the 7.0% Preferred Stock and the Hybrid Preferred Stock, see “—Our liquidity, capital resources and capital commitments—Preferred Stock.”

Item 6. Exhibits

Exhibit Number	Description of Exhibits

2.1

Agreement and Plan of Merger between EXCO Holdings Inc. and EXCO Resources, Inc., dated February 9, 2006, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 8, 2006 and filed February 14, 2006 and incorporated by reference herein.

2.2

Merger Agreement, dated July 22, 2006, by and among Winchester Acquisition, LLC, Progress Fuels Corporation, Winchester Energy Company, Ltd., and WGC Holdco, LLC., filed as an Exhibit to EXCO’s Current Report on Form
8-K, dated July 22, 2006 and filed on July 25, 2006 and incorporated by reference herein.

2.3

First Amendment to Agreement and Plan of Merger, dated as of September 28, 2006, by and among Winchester Acquisition, LLC, Progress Fuels Corporation, Winchester Energy Company, Ltd., and WGC Holdco, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8- K/A-Amendment No. 2, dated July 22, 2006 and filed on October 4, 2006 and incorporated by reference herein.

2.4

Purchase and Sale Agreement by and among Anadarko Petroleum Corporation and Anadarko Gathering Company, as Seller, and Vernon Holdings, LLC, as Purchaser, dated December 22, 2006, filed as an Exhibit to EXCO’s Pre-Effective Amendment No. 1 to Form S-1, dated January 16, 2007, and filed on January 16, 2007 and incorporated by reference herein.

2.5

Purchase and Sale Agreement by and among EXCO Resources, Inc., as Purchaser, Anadarko Petroleum Corporation, Anadarko E&P Company, LP, Howell Petroleum Corporation and Kerr-McGee Oil & Gas Onshore LP, as Seller, dated February 1, 2007, filed as an Exhibit to EXCO’s Annual Report on Form 10-K filed on March 19, 2007 and incorporated by reference herein.

2.6	First Amendment to Purchase and Sale Agreement and Assignment of Partial Interest in the Purchase and Sale

Agreement by and among Anadarko Petroleum Corporation, Anadarko Gathering Company, EXCO Partners Operating Partnership, LP (successor by merger to Vernon Holdings, LLC) and Vernon Gathering, LLC, dated March 30, 2007, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

2.7

First Amendment Letter Agreement by and among EXCO Resources, Inc., Southern G Holdings, LLC, Anadarko Petroleum Corporation, Anadarko E&P Company, LP, Howell Petroleum Corporation, and Kerr-McGee Oil & Gas Onshore LP, dated May 2, 2007, filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

2.8

Second Amendment to Purchase and Sale Agreement, effective as of February 1, 2007, by and among Anadarko Petroleum Corporation, Anadarko E&P Company LP, Howell Petroleum Corporation, Kerr-McGee Oil & Gas Onshore LP, EXCO Resources, Inc. and Southern G Holdings, LLC, filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

2.9

Third Amendment to Purchase and Sale Agreement and Assignment of Partial Interest in the Purchase and Sale Agreement, effective as of February 1, 2007, by and among Anadarko Petroleum Corporation, Anadarko E&P Company LP, Howell Petroleum Corporation, Kerr-McGee Oil & Gas Onshore LP, EXCO Resources, Inc. and Southern G Holdings, LLC, filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

2.10

Membership Interest Purchase and Sale Agreement, dated May 8, 2007, by and among EXCO Resources, Inc., Southern G Holdings, LLC and Crimson Exploration Inc. and Crimson Exploration Operating, Inc., filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

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

3.3

Statement of Designation of Series A-1 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.4

Statement of Designation of Series A-2 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.5

Statement of Designation of Series B 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.6

Statement of Designation of Series C 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.7

Statement of Designation of Series A-1 Hybrid Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.8

Statement of Designation of Series A-2 Hybrid Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

4.1

Indenture among EXCO Resources, Inc., the Subsidiary Guarantors and Wilmington Trust Company, as Trustee, dated as of January 20, 2004, filed as exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on January 21, 2004 and incorporated by reference herein.

4.2

First Supplemental Indenture by and among EXCO Resources, Inc., North Coast Energy, Inc., North Coast Energy Eastern, Inc. and Wilmington Trust Company, as Trustee, dated as of January 27, 2004, filed as an Exhibit to EXCO’s Registration Statement on Form S-4 filed March 25, 2004 and incorporated by reference herein.

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

4.5	Form of 7 1/4% Global Note Due 2011, filed as an Exhibit to EXCO’s Pre-effective Amendment No. 1 to its Registration Statement on Form S-4 filed April 20, 2004 and incorporated by reference herein.

4.6	Specimen Stock Certificate for EXCO’s common stock, filed as an Exhibit to EXCO’s Amendment No. 2 to the Form S-1 (File No. 333- 129935) filed on January 27, 2006 and incorporated by reference herein.

4.7

Fourth Supplemental Indenture, dated as of May 4, 2006, by and among EXCO Resources, Inc., Power Gas Marketing & Transmission, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 4, 2006 and filed on May 10, 2006 and incorporated by reference herein.

4.8

Fifth Supplemental Indenture, dated as of May 2, 2007, by and among EXCO Resources, Inc., Southern G Holdings, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

4.9

First Amended and Restated Registration Rights Agreement, by and among EXCO Holdings Inc. and the Initial Holders (as defined therein), effective January 5, 2006, filed as an Exhibit to EXCO’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-129935) filed on January 6, 2006 and incorporated by reference herein.

4.10

Registration Rights Agreement, dated March 28, 2007, by and among EXCO Resources, Inc. and the other parties thereto with respect to the 7.0% Cumulative Convertible Perpetual Preferred Stock and the Hybrid Preferred Stock, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

4.11

Registration Rights Agreement, dated March 28, 2007, by and among EXCO Resources, Inc. and the other parties thereto with respect to the Hybrid Preferred Stock, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.1

Indenture among EXCO Resources, Inc., the Subsidiary Guarantors and Wilmington Trust Company, as Trustee, dated as of January 20, 2004, filed as exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on January 21, 2004 and incorporated by reference herein.

10.2

First Supplemental Indenture by and among EXCO Resources, Inc., North Coast Energy, Inc., North Coast Energy Eastern, Inc. and Wilmington Trust Company, as Trustee, dated as of January 27, 2004, filed as an Exhibit to EXCO’s Registration Statement on Form S-4 filed March 25, 2004 and incorporated by reference herein.

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

10.5

Fourth Supplemental Indenture, dated as of May 4, 2006, by and among EXCO Resources, Inc., Power Gas Marketing & Transmission, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 4, 2006 and filed on May 10, 2006 and incorporated by reference herein.

10.6	Form of 7 1/4% Global Note Due 2011, filed as an Exhibit to EXCO’s Pre-effective Amendment No. 1 to its Registration Statement on Form S-4 filed April 20, 2004 and incorporated by reference herein.

10.7

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

10.8

Promissory Note in the maximum amount of $10,000,000, dated October 7, 2005, made by EXCO Holdings Inc., payable to EXCO Resources, Inc., filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2005 filed November 14, 2005 and incorporated by reference herein.

10.9

First Amended and Restated Registration Rights Agreement, by and among EXCO Holdings Inc. and the Initial Holders (as defined therein), effective January 5, 2006, filed as an Exhibit to EXCO’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-129935) filed on January 6, 2006 and incorporated by reference herein.

10.10	Agreement and Plan of Merger between EXCO Holdings Inc. and EXCO Resources, Inc., dated February 9, 2006, filed

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

10.16

EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.*

10.17

Form of Incentive Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Annual Report on Form 10-K filed on March 19, 2007 and incorporated by reference herein.*

10.18

Form of Nonqualified Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Annual Report on Form 10-K filed on March 19, 2007 and incorporated by reference herein.*

10.19

Form of Restricted Stock Award Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.*

10.20

Merger Agreement, dated July 22, 2006, by and among Winchester Acquisition, LLC, Progress Fuels Corporation, Winchester Energy Company, Ltd., and WGC Holdco, LLC., filed as an Exhibit to EXCO’s Current Report on Form
8-K, dated July 22, 2006 and filed on July 25, 2006 and incorporated by reference herein.

10.21

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

10.23

Senior Revolving Credit Agreement, dated October 2, 2006, among EXCO Partners Operating Partnership, LP, certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, filed as an Exhibit to EXCO’s Current Report on Form 8-K/A-Amendment No. 2, dated July 22, 2006 and filed on October 4, 2006 and incorporated by reference herein.

10.24

Senior Term Credit Agreement, dated October 2, 2006, among EXCO Partners Operating Partnership, LP, certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, filed as an Exhibit to EXCO’s Current Report on Form 8-K/A-Amendment No. 2, dated July 22, 2006 and filed on October 4, 2006 and incorporated by reference herein.

10.25

First Amendment to Credit Agreement, dated October 2, 2006, among EXCO Resources, Inc., certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, filed as an Exhibit to EXCO’s Current Report on Form 8-K/A-Amendment No. 2, dated July 22, 2006 and filed on October 4, 2006 and incorporated by reference herein.

10.26

Amended and Restated Equity Contribution Agreement, dated October 4, 2006, among EXCO Resources, Inc., EXCO Partners Operating Partnership, LP, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K/A-Amendment No. 2, dated July 22, 2006 and filed on October 4, 2006 and incorporated by reference herein.

10.27

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

10.28

Second Amended and Restated Equity Contribution Agreement, dated October 13, 2006, among EXCO Resources, Inc., EXCO Partners Operating Partnership, LP, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K/A-Amendment No. 3, dated July 22, 2006 and filed on October 19, 2006 and incorporated by reference herein.

10.29

Second Amended and Restated EXCO Resources, Inc. Severance Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 8, 2006 and filed on November 9, 2006 and incorporated by reference herein.*

10.30

Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated January 15, 2007 and filed on January 16, 2007 and incorporated by reference herein.

10.31

Purchase and Sale Agreement by and among Anadarko Petroleum Corporation and Anadarko Gathering Company, as Seller, and Vernon Holdings, LLC, as Purchaser, dated December 22, 2006, filed as an Exhibit to EXCO’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-139568) filed on January 16, 2007 and incorporated by reference herein.

10.32

First Amendment to Purchase and Sale Agreement and Assignment of Partial Interest in the Purchase and Sale Agreement by and among Anadarko Petroleum Corporation, Anadarko Gathering Company, EXCO Partners Operating Partnership, LP (successor by merger to Vernon Holdings, LLC) and Vernon Gathering, LLC, dated March 30, 2007, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.33

Guaranty dated December 22, 2006 by EXCO Resources, Inc. in favor of Anadarko Petroleum Corporation and Anadarko Gathering Company, filed as an Exhibit to EXCO’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-139568) filed on January 16, 2007 and incorporated by reference herein.

10.34

Purchase and Sale Agreement by and among EXCO Resources, Inc., Anadarko Petroleum Corporation, Anadarko E&P Company, LP, Howell Petroleum Corporation, and Kerr-McGee Oil & Gas Onshore LP, dated February 1, 2007, filed as an Exhibit to EXCO’s Annual Report on Form 10-K filed on March 19, 2007 and incorporated by reference herein.

10.35

First Amendment to Credit Agreement effective as of December 31, 2006 among EXCO Partners Operating Partnership, LP, certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated March 8, 2007 and filed March 13, 2007 and incorporated by reference herein.

10.36

Preferred Stock Purchase Agreement, dated March 28, 2007, by and among EXCO Resources, Inc. and the other parties thereto filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.37

Letter Agreement, dated March 28, 2007, with OCM Principal Opportunities Fund IV, L.P. and OCM EXCO Holdings, LLC, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.*

10.38

Letter Agreement, dated March 28, 2007, with Ares Corporate Opportunities Fund, ACOF EXCO, L.P., ACOF EXCO 892 Investors, L.P., Ares Corporate Opportunities Fund II, L.P., Ares EXCO, L.P. and Ares EXCO 892 Investors, L.P, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.39

Amended and Restated Credit Agreement, dated as of March 30, 2007, among EXCO Partners Operating Partnership, LP, as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Bookrunner and Lead Arranger, filed as an Exhibit to

EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.40

Registration Rights Agreement, dated March 28, 2007, by and among EXCO Resources, Inc. and the other parties thereto with respect to the 7.0% Cumulative Convertible Perpetual Preferred Stock and the Hybrid Preferred Stock, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.41

Registration Rights Agreement, dated March 28, 2007, by and among EXCO Resources, Inc. and the other parties thereto with respect to the Hybrid Preferred Stock, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.42

First Amendment to Letter Agreement by and among EXCO Resources, Inc., Southern G. Holdings, LLC, Anadarko Petroleum Corporation, Anadarko E&P Company, LP, Howell Petroleum Corporation, and Kerr-McGee Oil & Gas Onshore LP, dated May 2, 2007, filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

10.43

Second Amended and Restated Credit Agreement, dated as of May 2, 2007, among EXCO Resource, Inc. as Borrower, certain of its subsidiaries, as Guarantors, the Lenders defined therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Bookrunner and Lead Arranger, filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

10.44

Fifth Supplemental Indenture, dated as of May 2, 2007, by and among EXCO Resources, Inc., Southern G Holdings, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

10.45

Second Amendment to Purchase and Sale Agreement, effective as of February 1, 2007, by and among Anadarko Petroleum Corporation, Anadarko E&P Company LP, Howell Petroleum Corporation, Kerr-McGee Oil & Gas Onshore LP, EXCO Resources, Inc. and Southern G Holdings, LLC, filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

10.46

Third Amendment to Purchase and Sale Agreement and Assignment of Partial Interest in the Purchase and Sale Agreement, effective as of February 1, 2007, by and among Anadarko Petroleum Corporation, Anadarko E&P Company LP, Howell Petroleum Corporation, Kerr-McGee Oil & Gas Onshore LP, EXCO Resources, Inc. and Southern G Holdings, LLC, filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

10.47

Membership Interest Purchase and Sale Agreement, dated May 8, 2007, by and among EXCO Resources, Inc., Southern G Holdings, LLC and Crimson Exploration Inc. and Crimson Exploration Operating, Inc., filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

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

*  These exhibits are management contracts.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC.
(Registrant)

Date: May 14, 2007	By:	/s/ DOUGLAS H. MILLER
Douglas H. Miller
Chairman and Chief Executive Officer

	By:	/s/ J. DOUGLAS RAMSEY
J. Douglas Ramsey, Ph.D.
Vice President and Chief Financial Officer

	By:	/s/ MARK E. WILSON
Mark E. Wilson Vice President, Chief Accounting Officer and Controller

Index to Exhibits

Exhibit Number	Description of Exhibits

2.1

Agreement and Plan of Merger between EXCO Holdings Inc. and EXCO Resources, Inc., dated February 9, 2006, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 8, 2006 and filed February 14, 2006 and incorporated by reference herein.

2.2

Merger Agreement, dated July 22, 2006, by and among Winchester Acquisition, LLC, Progress Fuels Corporation, Winchester Energy Company, Ltd., and WGC Holdco, LLC., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 22, 2006 and filed on July 25, 2006 and incorporated by reference herein.

2.3

First Amendment to Agreement and Plan of Merger, dated as of September 28, 2006, by and among Winchester Acquisition, LLC, Progress Fuels Corporation, Winchester Energy Company, Ltd., and WGC Holdco, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8- K/A-Amendment No. 2, dated July 22, 2006 and filed on October 4, 2006 and incorporated by reference herein.

2.4

Purchase and Sale Agreement by and among Anadarko Petroleum Corporation and Anadarko Gathering Company, as Seller, and Vernon Holdings, LLC, as Purchaser, dated December 22, 2006, filed as an Exhibit to EXCO’s Pre-Effective Amendment No. 1 to Form S-1, dated January 16, 2007, and filed on January 16, 2007 and incorporated by reference herein.

2.5

Purchase and Sale Agreement by and among EXCO Resources, Inc., as Purchaser, Anadarko Petroleum Corporation, Anadarko E&P Company, LP, Howell Petroleum Corporation and Kerr-McGee Oil & Gas Onshore LP, as Seller, dated February 1, 2007, filed as an Exhibit to EXCO’s Annual Report on Form 10-K filed on March 19, 2007 and incorporated by reference herein.

2.6

First Amendment to Purchase and Sale Agreement and Assignment of Partial Interest in the Purchase and Sale Agreement by and among Anadarko Petroleum Corporation, Anadarko Gathering Company, EXCO Partners Operating Partnership, LP (successor by merger to Vernon Holdings, LLC) and Vernon Gathering, LLC, dated March 30, 2007, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

2.7

First Amendment Letter Agreement by and among EXCO Resources, Inc., Southern G Holdings, LLC, Anadarko Petroleum Corporation, Anadarko E&P Company, LP, Howell Petroleum Corporation, and Kerr-McGee Oil & Gas Onshore LP, dated May 2, 2007, filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

2.8

Second Amendment to Purchase and Sale Agreement, effective as of February 1, 2007, by and among Anadarko Petroleum Corporation, Anadarko E&P Company LP, Howell Petroleum Corporation, Kerr-McGee Oil & Gas Onshore LP, EXCO Resources, Inc. and Southern G Holdings, LLC, filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

2.9

Third Amendment to Purchase and Sale Agreement and Assignment of Partial Interest in the Purchase and Sale Agreement, effective as of February 1, 2007, by and among Anadarko Petroleum Corporation, Anadarko E&P Company LP, Howell Petroleum Corporation, Kerr-McGee Oil & Gas Onshore LP, EXCO Resources, Inc. and Southern G Holdings, LLC, filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

2.10

Membership Interest Purchase and Sale Agreement, dated May 8, 2007, by and among EXCO Resources, Inc., Southern G Holdings, LLC and Crimson Exploration Inc. and Crimson Exploration Operating, Inc., filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

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

3.3

Statement of Designation of Series A-1 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.4

Statement of Designation of Series A-2 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.5

Statement of Designation of Series B 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.6

Statement of Designation of Series C 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.7

Statement of Designation of Series A-1 Hybrid Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.8

Statement of Designation of Series A-2 Hybrid Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

4.1

Indenture among EXCO Resources, Inc., the Subsidiary Guarantors and Wilmington Trust Company, as Trustee, dated as of January 20, 2004, filed as exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on January 21, 2004 and incorporated by reference herein.

4.2

First Supplemental Indenture by and among EXCO Resources, Inc., North Coast Energy, Inc., North Coast Energy Eastern, Inc. and Wilmington Trust Company, as Trustee, dated as of January 27, 2004, filed as an Exhibit to EXCO’s Registration Statement on Form S-4 filed March 25, 2004 and incorporated by reference herein.

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

4.5	Form of 7 1/4% Global Note Due 2011, filed as an Exhibit to EXCO’s Pre-effective Amendment No. 1 to its Registration Statement on Form S-4 filed April 20, 2004 and incorporated by reference herein.

4.6	Specimen Stock Certificate for EXCO’s common stock, filed as an Exhibit to EXCO’s Amendment No. 2 to the Form S-1 (File No. 333- 129935) filed on January 27, 2006 and incorporated by reference herein.

4.7

Fourth Supplemental Indenture, dated as of May 4, 2006, by and among EXCO Resources, Inc., Power Gas Marketing & Transmission, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 4, 2006 and filed on May 10, 2006 and incorporated by reference herein.

4.8

Fifth Supplemental Indenture, dated as of May 2, 2007, by and among EXCO Resources, Inc., Southern G Holdings, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

4.9

First Amended and Restated Registration Rights Agreement, by and among EXCO Holdings Inc. and the Initial Holders (as defined therein), effective January 5, 2006, filed as an Exhibit to EXCO’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-129935) filed on January 6, 2006 and incorporated by reference herein.

4.10

Registration Rights Agreement, dated March 28, 2007, by and among EXCO Resources, Inc. and the other parties thereto with respect to the 7.0% Cumulative Convertible Perpetual Preferred Stock and the Hybrid Preferred Stock, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

4.11

Registration Rights Agreement, dated March 28, 2007, by and among EXCO Resources, Inc. and the other parties thereto with respect to the Hybrid Preferred Stock, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.1

Indenture among EXCO Resources, Inc., the Subsidiary Guarantors and Wilmington Trust Company, as Trustee, dated as of January 20, 2004, filed as exhibit (b)(2) to Amendment No. 4 to the Schedule TO filed by NCE Acquisition, Inc. and EXCO Resources, Inc. on January 21, 2004 and incorporated by reference herein.

10.2

First Supplemental Indenture by and among EXCO Resources, Inc., North Coast Energy, Inc., North Coast Energy Eastern, Inc. and Wilmington Trust Company, as Trustee, dated as of January 27, 2004, filed as an Exhibit to EXCO’s Registration Statement on Form S-4 filed March 25, 2004 and incorporated by reference herein.

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

10.5

Fourth Supplemental Indenture, dated as of May 4, 2006, by and among EXCO Resources, Inc., Power Gas Marketing & Transmission, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 4, 2006 and filed on May 10, 2006 and incorporated by reference herein.

10.6	Form of 7 1/4% Global Note Due 2011, filed as an Exhibit to EXCO’s Pre-effective Amendment No. 1 to its Registration Statement on Form S-4 filed April 20, 2004 and incorporated by reference herein.

10.7

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

10.8

Promissory Note in the maximum amount of $10,000,000, dated October 7, 2005, made by EXCO Holdings Inc., payable to EXCO Resources, Inc., filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2005 filed November 14, 2005 and incorporated by reference herein.

10.9

First Amended and Restated Registration Rights Agreement, by and among EXCO Holdings Inc. and the Initial Holders (as defined therein), effective January 5, 2006, filed as an Exhibit to EXCO’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-129935) filed on January 6, 2006 and incorporated by reference herein.

10.10

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

10.16

EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.*

10.17

Form of Incentive Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Annual Report on Form 10-K filed on March 19, 2007 and incorporated by reference herein.*

10.18

Form of Nonqualified Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Annual Report on Form 10-K filed on March 19, 2007 and incorporated by reference herein.*

10.19

Form of Restricted Stock Award Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.*

10.20

Merger Agreement, dated July 22, 2006, by and among Winchester Acquisition, LLC, Progress Fuels Corporation, Winchester Energy Company, Ltd., and WGC Holdco, LLC., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 22, 2006 and filed on July 25, 2006 and incorporated by reference herein.

10.21

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

10.23

Senior Revolving Credit Agreement, dated October 2, 2006, among EXCO Partners Operating Partnership, LP, certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, filed as an Exhibit to EXCO’s Current Report on Form 8-K/A-Amendment No. 2, dated July 22, 2006 and filed on October 4, 2006 and incorporated by reference herein.

10.24

Senior Term Credit Agreement, dated October 2, 2006, among EXCO Partners Operating Partnership, LP, certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, filed as an Exhibit to EXCO’s Current Report on Form 8-K/A-Amendment No. 2, dated July 22, 2006 and filed on October 4, 2006 and incorporated by reference herein.

10.25

First Amendment to Credit Agreement, dated October 2, 2006, among EXCO Resources, Inc., certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, filed as an Exhibit to EXCO’s Current Report on Form 8-K/A-Amendment No. 2, dated July 22, 2006 and filed on October 4, 2006 and incorporated by reference herein.

10.26

Amended and Restated Equity Contribution Agreement, dated October 4, 2006, among EXCO Resources, Inc., EXCO Partners Operating Partnership, LP, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K/A-Amendment No. 2, dated July 22, 2006 and filed on October 4, 2006 and incorporated by reference herein.

10.27

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

10.28

Second Amended and Restated Equity Contribution Agreement, dated October 13, 2006, among EXCO Resources, Inc., EXCO Partners Operating Partnership, LP, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K/A-Amendment No. 3, dated July 22, 2006 and filed on October 19, 2006 and incorporated by reference herein.

10.29

Second Amended and Restated EXCO Resources, Inc. Severance Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 8, 2006 and filed on November 9, 2006 and incorporated by reference herein.*

10.30

Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated January 15, 2007 and filed on January 16, 2007 and incorporated by reference herein.

10.31

Purchase and Sale Agreement by and among Anadarko Petroleum Corporation and Anadarko Gathering Company, as Seller, and Vernon Holdings, LLC, as Purchaser, dated December 22, 2006, filed as an Exhibit to EXCO’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-139568) filed on January 16, 2007 and incorporated by reference herein.

10.32

First Amendment to Purchase and Sale Agreement and Assignment of Partial Interest in the Purchase and Sale Agreement by and among Anadarko Petroleum Corporation, Anadarko Gathering Company, EXCO Partners Operating Partnership, LP (successor by merger to Vernon Holdings, LLC) and Vernon Gathering, LLC, dated March 30, 2007, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.33

Guaranty dated December 22, 2006 by EXCO Resources, Inc. in favor of Anadarko Petroleum Corporation and Anadarko Gathering Company, filed as an Exhibit to EXCO’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-139568) filed on January 16, 2007 and incorporated by reference herein.

10.34

Purchase and Sale Agreement by and among EXCO Resources, Inc., Anadarko Petroleum Corporation, Anadarko E&P Company, LP, Howell Petroleum Corporation, and Kerr-McGee Oil & Gas Onshore LP, dated February 1, 2007, filed as an Exhibit to EXCO’s Annual Report on Form 10-K filed on March 19, 2007 and incorporated by reference herein.

10.35

First Amendment to Credit Agreement effective as of December 31, 2006 among EXCO Partners Operating Partnership, LP, certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated March 8, 2007 and filed March 13, 2007 and incorporated by reference herein.

10.36

Preferred Stock Purchase Agreement, dated March 28, 2007, by and among EXCO Resources, Inc. and the other parties thereto filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.37

Letter Agreement, dated March 28, 2007, with OCM Principal Opportunities Fund IV, L.P. and OCM EXCO Holdings, LLC, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.*

10.38

Letter Agreement, dated March 28, 2007, with Ares Corporate Opportunities Fund, ACOF EXCO, L.P., ACOF EXCO 892 Investors, L.P., Ares Corporate Opportunities Fund II, L.P., Ares EXCO, L.P. and Ares EXCO 892 Investors, L.P, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.39

Amended and Restated Credit Agreement, dated as of March 30, 2007, among EXCO Partners Operating Partnership, LP, as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Bookrunner and Lead Arranger, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.40

Registration Rights Agreement, dated March 28, 2007, by and among EXCO Resources, Inc. and the other parties thereto with respect to the 7.0% Cumulative Convertible Perpetual Preferred Stock and the Hybrid Preferred Stock, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.41

Registration Rights Agreement, dated March 28, 2007, by and among EXCO Resources, Inc. and the other parties thereto with respect to the Hybrid Preferred Stock, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.42

First Amendment to Letter Agreement by and among EXCO Resources, Inc., Southern G. Holdings, LLC, Anadarko Petroleum Corporation, Anadarko E&P Company, LP, Howell Petroleum Corporation, and Kerr-McGee Oil & Gas Onshore LP, dated May 2, 2007, filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

10.43

Second Amended and Restated Credit Agreement, dated as of May 2, 2007, among EXCO Resource, Inc. as Borrower, certain of its subsidiaries, as Guarantors, the Lenders defined therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Bookrunner and Lead Arranger, filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

10.44

Fifth Supplemental Indenture, dated as of May 2, 2007, by and among EXCO Resources, Inc., Southern G Holdings, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

10.45

Second Amendment to Purchase and Sale Agreement, effective as of February 1, 2007, by and among Anadarko Petroleum Corporation, Anadarko E&P Company LP, Howell Petroleum Corporation, Kerr-McGee Oil & Gas Onshore LP, EXCO Resources, Inc. and Southern G Holdings, LLC, filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

10.46

Third Amendment to Purchase and Sale Agreement and Assignment of Partial Interest in the Purchase and Sale Agreement, effective as of February 1, 2007, by and among Anadarko Petroleum Corporation, Anadarko E&P Company LP, Howell Petroleum Corporation, Kerr-McGee Oil & Gas Onshore LP, EXCO Resources, Inc. and Southern G Holdings, LLC, filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

10.47

Membership Interest Purchase and Sale Agreement, dated May 8, 2007, by and among EXCO Resources, Inc., Southern G Holdings, LLC and Crimson Exploration Inc. and Crimson Exploration Operating, Inc., filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

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

*  These exhibits are management contracts.