Form 10-Q
period 2007-06-30
EXCO RESOURCES INC
filed 2007-08-09
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

YES ☐   NO ☒

The number of shares of common stock, par value $0.001 per share, outstanding as of August 7, 2007 was 104,400,470.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(in thousands)	2006	2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,822	$53,281
Accounts receivable:
Oil and natural gas	84,078	181,757
Joint interest	14,902	16,312
Interest and other	12,199	4,198
Oil and natural gas derivatives	91,614	67,655
Deferred income taxes	—	37,996
Other	11,095	10,974
Total current assets	236,710	372,173
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	297,919	352,052
Proved developed and undeveloped oil and natural gas properties	2,492,863	4,522,720
Accumulated depreciation, depletion and amortization	(142,591)	(291,795)
Oil and natural gas properties, net	2,648,191	4,582,977
Gas gathering assets	203,537	326,581
Accumulated depreciation, depletion and amortization	(4,181)	(9,073)
Gas gathering assets, net	199,356	317,508
Office and field equipment, net	14,805	16,033
Advance on pending acquisition	80,000	—
Oil and natural gas derivatives	41,469	11,640
Deferred financing costs, net	15,929	22,711
Other assets	520	4,529
Goodwill	470,077	470,077
Total assets	$3,707,057	$5,797,648

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(in thousands, except per share and share data)	2006	2007
		(Unaudited)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$54,402	$101,598
Accrued interest payable	36,000	24,690
Revenues and royalties payable	53,994	88,763
Income taxes payable	89	87
Deferred income taxes payable	32,639	—
Current portion of asset retirement obligations	1,579	1,576
Current portion of long-term debt	6,500	—
Oil and natural gas derivatives	5,721	40,252
Total current liabilities	190,924	256,966
Long-term debt, net of current portion	2,081,653	1,991,277
Asset retirement obligations and other long-term liabilities	57,570	88,300
Deferred income taxes	166,136	236,963
Oil and natural gas derivatives	30,924	101,650
Commitments and contingencies	—	—

7.0% Cumulative Convertible Perpetual Preferred Stock, par value $0.001 per share, 39,008 shares outstanding at June 30, 2007, liquidation preference of $391,218 at June 30, 2007	—	388,542
Hybrid Preferred Stock, par value $0.001 per share, 160,992 shares outstanding at June 30, 2007, liquidation preference of $1,617,299 at June 30, 2007	—	1,603,571

Shareholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized at June 30, 2007, of which 39,008 shares have been designated as 7.0% Cumulative Convertible Perpetual Preferred Stock and 160,992 shares have been designated as Hybrid Preferred Stock; no shares of preferred stock other than the 7.0% Cumulative Convertible Perpetual and Hybrid Preferred Stock (presented above) are issued and outstanding at June 30, 2007	—	—
Common stock, $.001 par value; Authorized shares - 250,000,000; issued and outstanding shares - 104,162,241 at December 31, 2006 and 104,383,980 at June 30, 2007	104	104
Additional paid-in capital	1,024,442	1,032,017
Retained earnings	155,304	98,258
Total shareholders' equity	1,179,850	1,130,379
Total liabilities and shareholders' equity	$3,707,057	$5,797,648

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share and share data)	2006	2007	2006	2007
Revenues and other income:
Oil and natural gas	$80,004	$253,073	$149,733	$370,884
Gain (loss) on derivative financial instruments	35,232	77,897	76,007	(18,122)
Other income	628	9,415	2,903	16,140
Total revenues and other income	115,864	340,385	228,643	368,902
Costs and expenses:
Oil and natural gas production	15,139	47,330	26,257	77,545
Depreciation, depletion and amortization	29,298	105,148	49,975	156,472
Accretion of discount on asset retirement obligations	382	1,267	684	2,210
General and administrative	6,530	14,990	12,439	29,165
Interest	11,660	33,543	28,005	110,252
Total costs and expenses	63,009	202,278	117,360	375,644
Equity in net income of TXOK Acquisition, Inc.	—	—	1,593	—
Income (loss) before income taxes	52,855	138,107	112,876	(6,742)
Income tax expense (benefit)	21,832	55,221	44,701	(1,931)
Net income (loss)	31,023	82,886	68,175	(4,811)
Preferred stock dividends	—	(51,099)	—	(52,235)
Net income (loss) available to common shareholders	$31,023	$31,787	$68,175	$(57,046)
Net income (loss) per common share:
Net income (loss) available to common shareholders per common share - basic	$0.30	$0.30	$0.74	$(0.55)
Net income (loss) available to common shareholder per common share - diluted	$0.29	$0.30	$0.73	$(0.55)
Weighted average shares:
Basic	104,014,259	104,313,580	92,634,465	104,257,983
Diluted	105,271,160	106,909,382	94,020,033	104,257,983

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(in thousands)	2006	2007

Operating Activities:
Net income (loss)	$68,175	$(4,811)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net income of TXOK Acquisition, Inc.	(1,593)	—
Settlements of derivative financial instruments with a financing element	—	3,678
Gain on sale of other assets	(50)	—
Depreciation, depletion and amortization	49,975	156,472
Stock option compensation expense	1,729	4,465
Accretion of discount on asset retirement obligations	684	2,210
Non-cash change in fair value of derivatives	(73,579)	56,824
Deferred income taxes	44,701	(1,931)
Amortization of deferred financing costs, premium on 7 1/4% senior notes due 2011 and discount on long-term debt	5,194	9,916
Effect of changes in:
Accounts receivable	64,372	(91,091)
Other current assets	1,679	(755)
Accounts payable and other current liabilities	(18,613)	34,149
Net cash provided by operating activities	142,674	169,126
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(211,832)	(188,359)
Acquisitions, including corporate acquisitions	(188,265)	(2,165,348)
Advance on pending disposition	—	5,000
Proceeds from disposition of property and equipment and other	609	376,041
Net cash used in investing activities	(399,488)	(1,972,666)
Financing Activities:
Borrowings under credit agreements	418,000	1,928,000
Repayments under credit agreements	(615,847)	(2,023,532)
Payments on interim bank loan	(350,000)	—
Settlements of derivative financial instruments with a financing element	(38,098)	(3,678)
Proceeds from issuance of common stock, net of underwriter commissions and initial public offering costs	656,305	2,228
Proceeds from issuance of preferred stock	—	2,000,000
Payments for preferred stock issuance costs	—	(7,498)
Payment of preferred stock dividends	—	(43,717)
Deferred financing costs	(1,052)	(17,804)
Net cash provided by financing activities	69,308	1,833,999
Net increase (decrease) in cash	(187,506)	30,459
Cash at beginning of period	226,953	22,822
Cash at end of period	$39,447	$53,281

Supplemental Cash Flow Information:
Interest paid	$29,971	$108,662
Value of shares issued in connection with redemption of TXOK Acquisition, Inc. preferred stock	$4,667	$—
Long-term debt assumed in TXOK Acquisition, Inc. acquisition	$508,750	$—
Derivative financial instruments assumed in Vernon Acquisition	$—	$(60,015)
Derivative financial instruments assumed in Southern Gas Acquisition	$—	$(42,204)
Value of shares received for sale of properties	$—	$3,431

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		paid-in	Retained	shareholders’
(in thousands)	Shares	Amount	capital	earnings	equity

Balance at December 31, 2005	50,000	$50	$354,482	$16,350	$370,882
Issuance of common stock, net of expenses	54,004	54	666,760	—	666,814
Issuance of common stock, exercise of options	31	—	239	—	239
Deferred initial public offering costs	—	—	(6,027)	—	(6,027)
Share-based compensation	—	—	2,214	—	2,214
Net income	—	—	—	68,175	68,175
Balance at June 30, 2006	104,035	$104	$1,017,668	$84,525	$1,102,297

Balance at December 31, 2006	104,162	$104	$1,024,442	$155,304	$1,179,850
Issuance of common stock, net of expenses	222	—	2,228	—	2,228
Preferred stock dividends	—	—	—	(52,235)	(52,235)
Share-based compensation	—	—	5,347	—	5,347
Net loss	—	—	—	(4,811)	(4,811)
Balance at June 30, 2007	104,384	$104	$1,032,017	$98,258	$1,130,379

See accompanying notes.

EXCO RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Organization and basis of presentation

Unless the context requires otherwise, references in this quarterly report to “EXCO,” “EXCO Resources,” “Company,” “we,” “us,” and “our” are to EXCO Resources, Inc., its consolidated subsidiaries and EXCO Holdings Inc., or EXCO Holdings, our former parent company. On February 14, 2006, EXCO Holdings merged with and into EXCO Resources.

EXCO Resources, Inc., a Texas corporation, is an independent oil and natural gas company engaged in the acquisition, development and exploitation of onshore North American oil and natural gas properties.  During 2006, we completed acquisitions of oil and natural gas properties, acreage and related gathering facilities totaling in excess of $2.0 billion, the largest of which was Winchester Energy Company, Ltd., or Winchester, for approximately $1.1 billion.  The Winchester acquisition, which consisted of oil and natural gas properties, gathering facilities and acreage located in the East Texas/North Louisiana area, was completed within our subsidiary, EXCO Partners, LP, or EXCO Partners.  Concurrent with the acquisition of Winchester, EXCO Resources contributed all of its assets and subsidiaries that conducted business in the East Texas/North Louisiana area to EXCO Partners.  Organizationally, EXCO Partners and its subsidiaries are indirect wholly-owned subsidiaries of EXCO Resources.  EXCO Partners’ debt is not guaranteed by EXCO Resources and EXCO Partners does not guarantee EXCO Resources’ debt.

The accompanying condensed consolidated balance sheets as of December 31, 2006 and June 30, 2007, the results of operations for the three and six months ended June 30, 2006 and 2007, cash flows for the six months ended June 30, 2006 and 2007 and the changes in shareholders’ equity for the six months ended June 30, 2006 and 2007, are for EXCO, its subsidiaries, and prior to the initial public offering, its parent.  All intercompany transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the current year presentation.

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and in the opinion of management, such financial statements reflect all adjustments necessary to present fairly the consolidated financial position of EXCO at June 30, 2007 and its results of operations and cash flows for the periods presented.  We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading.  These unaudited interim financial statements should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The net proceeds of the Private Placement were used to fund the purchase price of approximately $1.5 billion for the acquisition on March 30, 2007 of substantially all of the oil and natural gas properties, acreage and related assets, including derivative financial instruments in respect of a significant portion of estimated production for 2007, 2008 and 2009, from Anadarko Petroleum Corporation, or Anadarko, in the Vernon and Ansley Fields located in Jackson Parish, Louisiana, or the Vernon Acquisition, and to repay certain outstanding indebtedness.

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

Absent NYSE rules, we likely would have issued 200,000 shares of 7.0% Preferred Stock to fund the Vernon Acquisition and to repay certain outstanding indebtedness.  As a result of the limited time period to fund the Vernon Acquisition and the time required to organize a special meeting of shareholders, we were unable to hold a special meeting of our shareholders to approve the issuance of 200,000 shares of 7.0% Preferred Stock prior to the Vernon Acquisition.  Therefore, in the interim, we issued (i) 39,008 shares of 7.0% Preferred Stock, consisting of 23,408 shares of Series A-1 7.0% Preferred Stock, 975 shares of Series A-2 7.0% Preferred Stock, 11,700 shares of Series B 7.0% Preferred Stock and 2,925 shares of Series C 7.0% Preferred Stock, which shares by their terms were convertible into 19.7% of the number of shares of common stock outstanding before the preferred stock issuance and (ii) 160,992 shares of Hybrid Preferred Stock, consisting of 149,441 shares of Series A-1 Hybrid Preferred Stock and 11,551 shares of Series A-2 Hybrid Preferred Stock, which shares are not currently convertible into common stock and which do not have general voting rights.

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

If NYSE Shareholder Approval is not obtained at our annual meeting to be held on August 30, 2007, the Hybrid Preferred Stock will remain outstanding and the 11.0% per annum dividend rate will be increased by 0.5% per annum for the first 90-day period thereafter and by an additional rate of 0.5% per annum for each subsequent 90-day period thereafter, up to a maximum rate of 18.0% per annum until NYSE Shareholder Approval is obtained.  In addition, the Hybrid Preferred Stock will continue to have the terms described below under “Principal terms of the Hybrid Preferred Stock,” including restrictive covenants on our right to incur additional indebtedness, the requirement for us to repurchase the shares following certain asset dispositions and a mandatory redemption by us on April 18, 2011 at 125% of the liquidation preference plus accumulated dividends.

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

Series A-1 7.0% Preferred Stock

The Series A-1 7.0% Preferred Stock has an initial liquidation preference equal to $10,000 per share and is convertible into common stock at a price of $19.00 per share, as may be adjusted in accordance with the terms of the Series A-1 7.0% Preferred Stock. We may force the conversion of the Series A-1 7.0% Preferred Stock at any time if the common stock trades for 20 days within a period of 30 consecutive days at a price (i) above 175% of the then effective conversion price ($33.25 per share at the current conversion price of $19.00 per share) at any time during the 24 months after issuance, (ii) above 150% of the then effective conversion price ($28.50 per share at the current conversion price of $19.00 per share) thereafter through the 48th month after issuance and (iii) above 125% of the then effective conversion price ($23.75 per share at the current conversion price of $19.00 per share) at any time thereafter.  Cash dividends will accrue at the rate of 7.0% per annum prior to March 30, 2013 and at the rate of 9.0% per annum thereafter.  In lieu of paying cash dividends, we may, under certain circumstances prior to March 30, 2013, pay dividends at a rate of 9.0% per annum by adding the dividends to the liquidation preference of the shares of Series A-1 7.0% Preferred Stock.  Upon the occurrence of a change of control, holders of the Series A-1 7.0% Preferred Stock may require us to repurchase their shares for cash at the liquidation preference plus accumulated dividends.  Holders of the Series A-1 7.0% Preferred Stock have the right to vote with the holders of common stock, the holders of other series of 7.0% Preferred Stock and, if NYSE Shareholder Approval is obtained, the holders of Hybrid Preferred Stock, together as a single class, on all matters submitted to our shareholders (except the election of directors) on an as-converted basis.  Holders of Series A-1 7.0% Preferred Stock, Series B 7.0% Preferred Stock, Series C 7.0% Preferred Stock and, if NYSE Shareholder Approval is obtained, Series A-1 Hybrid Preferred Stock have the right to separately elect up to four directors, subject to the rights of the holders of Series B 7.0% Preferred Stock and Series C 7.0% Preferred Stock to vote as separate classes to each elect one of such preferred directors.  In addition, upon the occurrence of specified defaults in the Statements of Designation for the 7.0% Preferred Stock and the Hybrid Preferred Stock, the holders of the 7.0% Preferred Stock and Hybrid Preferred Stock, voting together as a class, have the right to elect four additional directors, or Default Directors, until such default is cured.

Series A-2 7.0% Preferred Stock

The Series A-2 7.0% Preferred Stock has substantially the same rights as the Series A-1 7.0% Preferred Stock, except that holders of Series A-2 7.0% Preferred Stock do not have the right to elect directors (other than the Default Directors) and do not have any registration rights under the registration rights agreement with the 7.0% Preferred Stock investors, or 7.0% Registration Rights Agreement.  Shares of Series A-2 7.0% Preferred Stock automatically convert into shares of Series A-1 7.0% Preferred Stock when the holder thereof has provided the Company with a certificate certifying that either no filing is required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR Act, with respect to such holder’s acquisition of the shares of Series A-1 7.0% Preferred Stock or the waiting period applicable to such holder under the HSR Act has expired.

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

Series A-2 Hybrid Preferred Stock

The Series A-2 Hybrid Preferred Stock has substantially the same rights as the Series A-1 Hybrid Preferred Stock, except that holders of Series A-2 Hybrid Preferred Stock do not have any registration rights.  Initially the Series A-2 Hybrid Preferred Stock is not convertible into our common stock.  If NYSE Shareholder Approval is obtained, then the designations, preferences, limitations and relative voting rights of the Series A-2 Hybrid Preferred Stock will become identical to the designations, preferences, limitations and relative voting rights of the Series A-2 7.0% Preferred Stock, including the right to dividends and the right to convert into our common stock.  Shares of Series A-2 Hybrid Preferred Stock automatically convert into shares of Series A-1 Hybrid Preferred Stock when the holder thereof has provided us with a certificate certifying that either no filing is required under the HSR Act with respect to such holder’s acquisition of the shares of Series A-1 Hybrid Preferred Stock or the waiting period applicable to such holder under the HSR Act has expired.

7.0% Preferred Stock Registration Rights Agreement

In connection with the Private Placement, we entered into the 7.0% Registration Rights Agreement with the Preferred Stock investors. The 7.0% Registration Rights Agreement contemplates the registration of the resale of the shares of common stock underlying the 7.0% Preferred Stock and, if NYSE Shareholder Approval is obtained, the Hybrid Preferred Stock. The 7.0% Registration Rights Agreement contains customary terms and conditions for a transaction of this type.  We agreed to file with the SEC, not later than September 26, 2007, a registration statement to register the offer and sale of the common shares issuable upon conversion of the 7.0% Preferred Stock and to use our best efforts to have the registration statement declared effective by March 24, 2008.  If any shares of 7.0% Preferred Stock are outstanding on March 30, 2011, we agreed to file a registration statement with the SEC by June 28, 2011 registering such shares for resale and to use our best efforts to have such registration statement declared effective by September 26, 2011.  If we are unable to meet the deadlines described above, if a registration statement ceases to remain effective or if we restrict sales under a registration statement under certain “blackout provisions” for longer than the contractually permitted period, we must pay liquidated damages at a rate of 0.5% per annum of the 7.0% Preferred Stock liquidation preference for the first 90 days and thereafter for each subsequent 90-day period at an additional rate of 0.25% up to a maximum of 2.0% per annum during any default period.  We also agreed to indemnify holders against certain liabilities under the Securities Act in respect of any such resale registration.

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

Amended and restated credit agreement of EPOP

On March 30, 2007, EXCO Partners Operating Partnership, LP, or EPOP, entered into an Amended and Restated Credit Agreement, or the EPOP Credit Agreement, among EPOP, as borrower, certain subsidiaries of EPOP, as guarantors, and certain lenders, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities Inc., as sole book runner and lead arranger. The initial interest rate was LIBOR plus 150 basis points with a maximum rate of LIBOR plus 175 basis points.  The material changes reflected in the EPOP Credit Agreement include an increase in the borrowing base from $750.0 million to $1.3 billion, principally to reflect the assets acquired in the Vernon Acquisition.  EPOP applied $416.2 million (plus $252.5 million of EXCO’s capital contribution) to repay its Senior Term Credit Facility plus accrued interest of $5.7 million and a prepayment premium of $13.0 million.  Upon consummation of the transactions, approximately $1.1 billion was outstanding under the EPOP Credit Agreement.  Financial covenants contained within the EPOP Credit Agreement include a Consolidated Current Ratio (as defined) as of the end of any fiscal quarter ending on or after June 30, 2007 to be at least 1.00 to 1.00.  For any fiscal quarter ending June 30, 2007 and thereafter, the ratio of Consolidated Funded Indebtedness (as defined) to Consolidated EBITDAX (as defined) must be no greater than 3.50 to 1.00.  For any quarter beginning June 30, 2007 and thereafter, the ratio of Consolidated EBITDAX to Consolidated Interest Expense (as defined) must be at least 2.50 to 1.00.  EPOP has also agreed to have in place commodity derivative contracts covering no more than 80% of its “forecasted production from total proved reserves” (as defined) for the next two years and 70% in the third, fourth and fifth years.  EPOP shall have in place mortgages covering 80% of its proved reserve value.  Finally, EPOP is permitted to dividend to its parent, EXCO Partners, up to $200.0 million per annum provided that (i) EPOP is not in default under the EPOP Credit Agreement and (ii) the amount borrowed under the EPOP Credit Agreement does not exceed 90% of the then-permitted borrowing base.

Vernon Acquisition

On March 30, 2007, EPOP completed the purchase of substantially all of the oil and natural gas properties and assets related to the Vernon and Ansley fields located in Jackson Parish, Louisiana from Anadarko for approximately $1.5 billion in cash, net of preliminary purchase price adjustments.  Pursuant to the purchase and sale agreement, the purchase price and resulting allocation is to be finalized during the third quarter of 2007. The Vernon Acquisition was funded by a $1.75 billion capital contribution from EXCO to EPOP.  The capital contribution consisted of $1.67 billion in cash and an $80.0 million deposit made by EXCO in December 2006. Our preliminary allocation of value to the Vernon Acquisition is presented on the following table:

(in thousands)
Acquisition cost:
Preliminary purchase price	$1,487,599
Acquisition related expenses	1,100
Total acquisition cost	$1,488,699

Allocation of acquisition cost:
Proved oil and natural gas properties	$1,386,643
Unproved oil and natural gas properties	56,990
Gas gathering and related facilities	117,000
Fair value (liability) of assumed derivative financial instruments	(60,015)
Asset retirement obligations	(10,726)
Other liabilities, net	(1,193)
Total allocation of acquisition cost	$1,488,699

Southern Gas Acquisition

On May 2, 2007, we completed the purchase of oil and natural gas properties and related assets, including derivative financial instruments, covering a significant portion of estimated production for 2007, 2008 and 2009 from entities affiliated with Anadarko in multiple fields primarily located in Oklahoma, Texas and Louisiana for approximately $750.2 million in cash, including acquisition related expenses, net of preliminary purchase price adjustments, or the Southern Gas Acquisition. Pursuant to the purchase and sale agreement, the purchase price and resulting allocation is to be finalized during the fourth quarter of 2007. The acquisition was funded with cash on hand of $134.3 million, including $133.0 million from escrow accounts from prior sales, borrowings under the EXCO Resources credit agreement of $572.9 million and the application of a $43.0 million deposit paid by EXCO to Anadarko in February 2007.

The preliminary allocation of the purchase price to the assets and liabilities of the Southern Gas Acquisition is presented in the following table:

(in thousands)
Acquisition cost:
Preliminary purchase price	$748,936
Acquisition related expenses	1,252
Total acquisition cost	$750,188

Allocation of acquisition cost:
Proved oil and natural gas properties	$554,650
Unproved oil and natural gas properties	4,469
Gulf Coast Sale	245,405
Fair value (liability) of assumed derivative financial instruments	(42,204)
Asset retirement obligations	(12,566)
Other, net	434
Total allocation of acquisition cost	$750,188

On May 2, 2007, in connection with the Southern Gas Acquisition, EXCO entered into the Second Amended and Restated Credit Agreement, or the EXCO Resources Credit Agreement, among EXCO, as borrower, certain subsidiaries of EXCO, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities Inc., as sole bookrunner and lead arranger. The EXCO Resources Credit Agreement increased the borrowing base from $750.0 million to $1.0 billion. The borrowing base will be redetermined on a semi-annual basis, with EXCO Resources and the lenders having the right to interim unscheduled redeterminations in certain circumstances.  Scheduled redeterminations will be made on March 1 and September 1 of each year, beginning September 1, 2007.  Borrowings under the EXCO Resources Credit Agreement will be collateralized by a first lien mortgage providing a security interest in our oil and natural gas properties.

Sale of South and Gulf Coast oil and natural gas properties in Texas and Louisiana

On May 8, 2007, we completed the sale of oil and natural gas properties and related assets in multiple fields primarily located in South Texas and South Louisiana to an entity affiliated with Crimson Exploration Inc., or Crimson, for an aggregate sale price of $245.4 million in cash, net of preliminary purchase price adjustments, and 750,000 shares of unregistered restricted Crimson common stock, or the Gulf Coast Sale.  The stock may only be registered after a 12-month waiting period.  The stock was valued at $3.8 million at June 30, 2007 and is included in other long-term assets on the accompanying condensed consolidated balance sheet as of June 30, 2007.  In connection with the closing of the Gulf Coast Sale, the borrowing base on the EXCO Resources Credit Agreement was reduced from $1.0 billion to $900.0 million.

Pro forma results of operations

The following table reflects the unaudited pro forma results of operations as though the acquisitions of TXOK Acquisition, Inc., Power Gas Marketing & Transmission, Inc., Winchester Acquisition, Inc. (see our Annual Report on Form 10-K filed on March 19, 2007 for a discussion of these acquisitions), the Vernon Acquisition, the Southern Gas Acquisition and the Gulf Coast Sale had occurred on January 1, 2006.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2006	2007	2006	2007
Revenues and other income	$315,142	$350,248	$721,808	$510,139
Net income	$105,978	$97,847	$282,996	$99,666
Preferred stock dividends	(51,099)	(51,099)	(102,198)	(102,198)
Net income available to common shareholders	$54,879	$46,748	$180,798	$(2,532)
Basic earnings per share	$0.53	$0.45	$1.95	$(0.02)
Diluted earnings per share	$0.49	$0.42	$1.49	$(0.02)

Sale of Colorado oil and natural gas properties

On January 5, 2007, we completed the sale of oil and natural gas properties and undeveloped drilling locations in the Wattenberg field area of the DJ Basin, or the Wattenberg Field, for approximately $129.6 million in cash, net of contractual adjustments.  The transaction included substantially all of the assets EXCO held in the area. No gain or loss was recognized from this sale as we use the full cost method of accounting.  Proceeds from the sale were deposited with a third party intermediary pending closing of the Southern Gas Acquisition to facilitate a like-kind exchange for federal income tax purposes.

3.             Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.

The FASB issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements,” or FSP 00-19-2, on December 21, 2006.  FSP 00-19-2 requires contingent obligations to make future payments under a registration payment arrangement to be recognized separately in accordance with SFAS No. 5, “Accounting for Contingencies,” or SFAS No. 5.  SFAS No. 5 requires that an estimated loss from a loss contingency be accrued if the loss is probable and can reasonably be estimated.  Our 7.0% Preferred Stock and Hybrid Preferred Stock contain requirements for EXCO to register shares on behalf of the preferred stockholders.  If such registration deadlines are not met, or a prior registration statement ceases to remain effective, we may be obligated to pay liquidated damages.  We adopted FSP 00-19-2 upon issuance of the 7.0% Preferred Stock and the Hybrid Preferred Stock.  We do not believe any of the contingencies associated with the registration rights of the preferred stockholders are probable as of June 30, 2007 and therefore are not valued separately at June 30, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and as such, will be adopted by us on January 1, 2008.  The effect of adopting SFAS No. 159 is not expected to have a significant effect on our reported financial position or earnings.

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

5.             Asset retirement obligations

The following is a reconciliation of our asset retirement obligations as of June 30, 2006 and 2007 (in thousands):

	Six months ended
	June 30,
(Unaudited)	2006	2007
Asset retirement obligation at January 1	$15,823	$56,149
Activity during the six months ended June 30:
Acquisition of TXOK Acquisition, Inc.	8,203	—
Acquisition of Power Gas Marketing & Transmission, Inc.	1,527	—
Liabilities incurred during the period	531	918
Liabilities settled during the period	—	(1,955)
Adjustment to liability due to Vernon Acquisition	—	10,726
Adjustment to liability due to Southern Gas Acquisition	—	12,566
Accretion of discount	684	2,210
Asset retirement obligations as of June 30	26,768	80,614
Less current portion	1,407	1,576
Long-term portion	$25,361	$79,038

We have no assets that are legally restricted for purposes of settling asset retirement obligations.

6.     Oil and natural gas properties

We record oil and natural gas properties at cost using the full cost method of accounting. Under the full cost method, all costs associated with the acquisition, exploration or development of oil and natural gas properties are capitalized as part of the full cost pool. Capitalized costs are limited to the aggregate of the present value of future net revenues plus the lower of cost or fair market value of unproved properties less the income tax effects related to the book and tax basis of the oil and natural gas properties involved. The full cost pool is comprised of lease and well equipment and exploration and development costs incurred, plus intangible acquired proved leaseholds.

Unproved oil and natural gas properties are excluded from the calculation of depreciation, depletion and amortization until it is determined whether or not Proved Reserves can be assigned to such properties. At December 31, 2006 and June 30, 2007, $297.9 million and $352.1 million, respectively, in unproved oil and natural gas properties were excluded from our full cost pool in calculating our depreciation, depletion and amortization. We assess our unproved oil and natural gas properties for impairment on a quarterly basis.

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

As of June 30, 2007, pursuant to Rule 4-10(c)(4)(i)(A) of Regulation S-X, the Company was required to compute its ceiling test using the June 30, 2007 spot prices for oil and natural gas. The computation resulted in the carrying costs of our unamortized proved oil and natural gas properties, net of deferred taxes, exceeding the June 30, 2007 present value of future net revenues by approximately $189.4 million. As a result of a temporary exemption received from the SEC to exclude Winchester, the Vernon Acquisition and the Southern Gas Acquisition from our ceiling test, the need to recognize an impairment for the quarter ended June 30, 2007 was eliminated.

Winchester, the Vernon Acquisition and the Southern Gas Acquisition represent approximately 58.6% of EXCO’s consolidated full cost pool and are all recent acquisitions. Our pricing for these acquisitions are based on models which incorporate, among other things, market prices based on NYMEX futures. The ceiling test requires companies using the full cost accounting method to price period ending Proved Reserves at the period end spot price, which may not be indicative of actual market values. Given the significance of Winchester, the Vernon Acquisition and the Southern Gas Acquisition and the short passage of time between closing of these acquisitions and the required ceiling test computation, the Company requested, and received, an exemption from the SEC to exclude the Winchester, Vernon and Southern Gas acquisitions from the full cost pool ceiling test assessments for a period of twelve months following the corresponding acquisition dates.

The book value of the proved properties of Winchester, the Vernon Acquisition and the Southern Gas Acquisition totaled approximately $2.7 billion, which represents over half of our consolidated oil and natural gas assets. The request for exemption was made because the Company believes the fair value of the aforementioned acquisitions can be demonstrated beyond a reasonable doubt to exceed their unamortized costs. The Company’s expectation of future prices is principally based on NYMEX futures contracts, adjusted for basis differentials, for a period of five years. After a five year period we have historically elected to use flat pricing as the NYMEX futures contracts become more thinly traded. Generally, the flat price used for the sixth year through the economic life of the property is management’s internal long-term price estimate, which is, in part, based on an extension of the NYMEX pricing.  EXCO believes the NYMEX futures contract reflects an independent proxy for fair value.  Management’s internal valuation model demonstrated that the fair value of Winchester, the Vernon Acquisition and the Southern Gas Acquisition clearly exceeded the carrying costs as of June 30, 2007 beyond a reasonable doubt.

We recognize that, due to the volatility associated with oil and natural gas prices, a downward trend in market prices could occur.  If such a case were to occur and is deemed to be other than a temporary trend, we would assess these acquisitions for impairment during the requested exemption period.  Further, if we cannot demonstrate that fair value exceeds the unamortized carrying costs during the requested exemption periods prior to issuance of our financial statements, we will recognize an impairment related to these acquisitions.

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

7.             Earnings (loss) per share

We account for earnings per share in accordance with SFAS No. 128, “Earnings per share,” or SFAS No. 128.  SFAS No. 128 requires companies to present two calculations of earnings per share; basic and diluted. Basic earnings (loss) per common share for the three and six months ended June 30, 2006 and 2007 equals the net income (loss) divided by the weighted average common shares outstanding during the period.  Diluted earnings (loss) per common share for the three and six months ended June 30, 2006 and 2007 equals net income (loss) divided by the sum of weighted average common shares outstanding during the period plus any dilutive common stock equivalents assumed to be issued.  Common stock equivalents for the three and six months ended June 30, 2006 and 2007 are shares assumed to be issued if our outstanding stock options were in-the-money and exercised.   We have excluded 2,487,983 stock options from the computation of earnings per share as they are antidilutive due to the net loss for the six months ended June 30, 2007. The assumed conversion of the 7.0% Preferred Stock has been excluded from the three and six months ended June 30, 2007 as they are anti-dilutive.

The following table presents the basic and diluted earnings (loss) per share computations for the three and six months ended June 30, 2006 and 2007:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share and share amounts)	2006	2007	2006	2007

Basic earnings (loss) per common share:
Net income (loss)	$31,023	$82,886	$68,175	$(4,811)
Preferred stock dividends	—	51,099	—	52,235
Net income (loss) available to common shareholders	$31,023	$31,787	$68,175	$(57,046)

Shares:
Weighted average number of common shares outstanding	104,014,259	104,313,580	92,634,465	104,257,983

Basic earnings (loss) per share:
Net income (loss) available to common shareholders per common share	$0.30	$0.30	$0.74	$(0.55)

Diluted earnings (loss) per share:
Net income (loss) available to common shareholders	$31,023	$31,787	$68,175	$(57,046)

Shares:
Weighted average number of common shares outstanding	104,014,259	104,313,580	92,634,465	104,257,983
Dilutive effect of stock options	1,256,901	2,595,802	1,385,568	—
Weighted average common shares and common stock equivalent shares outstanding	105,271,160	106,909,382	94,020,033	104,257,983

Diluted earnings (loss) per share:
Net income (loss) available to common shareholders per common share	$0.29	$0.30	$0.73	$(0.55)

8.             Stock options

We adopted SFAS No. 123(R), “Share-Based Compensation,” or SFAS No. 123(R), on October 3, 2005. As required by SFAS 123(R), the granting of options to our employees under the 2005 Long-Term Incentive Plan, or the 2005 Incentive Plan, are share-based payment transactions and are to be treated as compensation expense by us with a corresponding increase to additional paid-in capital. Volatility was determined based on the combination of the weighted average volatility of our common stock and the daily closing prices from five comparable public companies during the period when we were privately held. For the three and six months ended June 30, 2007, total share-based compensation was $3.1 million and $5.3 million, respectively, of which $2.6 million and $4.5 million is included in general administrative and lease operating expense and $0.5 million and $0.8 million was capitalized as part of proved developed and undeveloped oil and natural gas properties. Total share-based compensation to be recognized on unvested awards as of June 30, 2007 is $15.8 million over a weighted average period of 1.8 years.

During the six months ended June 30, 2007, options to purchase 1,189,700 shares were granted under the 2005 Incentive Plan at prices ranging from $16.00 to $18.44 per share with fair values ranging from $5.60 to $6.53 per share. The options expire ten years following the date of grant. Pursuant to the 2005 Incentive Plan, 25% of the options vest immediately with an additional 25% to vest on each of the next three anniversaries of the date of the grant. As of December 31, 2006 and June 30, 2007, there were 1,574,475 and 531,900 shares available to be granted under the 2005 Incentive Plan, respectively.

9.             Geographic operating segment information

We follow SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” or SFAS No. 131. We have operations in only one industry segment, that being the oil and natural gas exploration and production industry.   In prior periods, the Company provided geographic segment financial information for the following regions within the United States: EXCO (excluding Appalachia) and Appalachia.  Effective in the fourth quarter of 2006, we no longer present separate financial information for geographic regions within a country.  We now present industry segment information on a basis consistent with the determination of our full cost pools.

10.          Derivative financial instruments

We do not designate our derivative financial instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the derivative’s fair value currently in earnings.

The following table sets forth our oil and natural gas derivatives as of June 30, 2007 and includes the assumed derivative contracts acquired in connection with the Vernon Acquisition and the Southern Gas Acquisition. The fair values at June 30, 2007 are estimated from quotes from public market sources and represent the amount that we would expect to receive or pay to terminate the contracts at June 30, 2007. We have the right to offset amounts we expect to receive or pay among our individual counterparties. As a result, we have offset amounts for financial statement presentation purposes.

(in thousands, except prices)	Volume Mmbtus/Bbls	Weighted average strike price	Fair value at June 30, 2007

Natural Gas:
Swaps NYMEX:
Remainder of 2007	60,776	$7.95	$37,215
2008	99,870	8.36	(4,348)
2009	73,155	7.89	(43,324)
2010	6,985	6.63	(10,318)
2011	1,825	4.51	(5,270)
2012	1,830	4.51	(4,624)
2013	1,825	4.51	(4,141)
Total Natural Gas	246,266		(34,810)

Oil:
Swaps NYMEX:
Remainder of 2007	738	63.65	(5,507)
2008.	1,059	60.55	(11,823)
2009	850	60.09	(9,371)
2010	108	59.85	(1,096)
Total Oil	2,755		(27,797)
Total Oil and Natural Gas			$(62,607)

At June 30, 2007, the average forward NYMEX oil prices per Bbl for the remainder of 2007 and for 2008 were $71.23 and $72.36, respectively, and the average forward NYMEX natural gas price per Mmbtu for the remainder of calendar 2007 and for 2008 were $7.33 and $8.41, respectively.

11.          Long-term debt

Long-term debt is summarized as follows:

	December 31,	June 30,
(in thousands)	2006	2007

Short-term debt:
Current portion of long-term debt	$6,500	$—
Long-term debt:
EPOP Credit Agreement	$643,500	$1,090,000
EPOP Senior Term Credit Agreement	643,500	—
EXCO Resources Credit Agreement	339,000	444,000
Unamortized discount on EPOP Senior Term Credit Agreement	(3,180)	—
7 1/4% senior notes due 2011.	444,720	444,720
Unamortized premium on 7 1/4 % senior notes due 2011	14,113	12,557
Total	$2,081,653	$1,991,277

Credit agreements

EPOP Credit Agreement

The EPOP Credit Agreement has a borrowing base of $1.3 billion and approximately $1.1 billion drawn as of June 30, 2007. The borrowing base will be redetermined on a semi-annual basis, with EPOP and the lenders having the right to interim unscheduled redeterminations in certain circumstances. Scheduled redeterminations will be made on or about April 1 and October 1 of each year, beginning October 1, 2007.  The EPOP Credit Agreement is secured by a first priority lien on the assets of EPOP, including 100% of the equity of EPOP’s subsidiaries, and is guaranteed by all existing and future subsidiaries of EPOP. EPOP has agreed to have in place derivative financial instruments covering no more than 80.0% of the forecasted production from total proved reserves (as defined) for the next two years and 70.0% in the third, fourth and fifth years.  The foregoing description is not complete and is qualified in its entirety by the EPOP Credit Agreement. Financial covenants under the EPOP Credit Agreement, with which EPOP was in compliance as of June 30, 2007, require that EPOP:

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

The EPOP Credit Agreement contains representations, warranties, covenants, events of default, and indemnities customary for agreements of this type. The EPOP Credit Agreement matures March 30, 2012.  Interest under the EPOP Credit Agreement ranges from LIBOR plus 100 basis points (bps) to 175 bps or an Alternate Base Rate (ABR), as defined, ranging from ABR plus 0 bps to ABR plus 75 bps.

At December 31, 2006 and June 30, 2007, the six month LIBOR rates were 5.37% and 5.39%, respectively, which resulted in interest rates of approximately 7.19% and 6.89%, respectively.  At December 31, 2006 and June 30, 2007, we had $643.5 million and $1.1 billion, respectively, of outstanding indebtedness under the EPOP Credit Agreement.

EXCO Resources Credit Agreement

The EXCO Resources Credit Agreement has a borrowing base of $900.0 million. The interest rate ranges from LIBOR plus 100 bps to LIBOR plus 175 bps depending upon borrowing base usage.  The facility also includes an ABR pricing alternative ranging from ABR plus 0 bps to ABR plus 75 bps depending upon borrowing base usage.  Borrowings under the EXCO Resources Credit Agreement are collateralized by a first lien mortgage providing a security interest in our oil and natural gas properties.  EXCO has also agreed to have in place commodity derivative contracts covering no more than 80% of its forecasted production from total proved reserves (as defined) for the next two years and 70% in the third, fourth and fifth years.  EXCO will have in place mortgages covering 80% of the Engineered Value of its Borrowing Base Properties (as defined).  The foregoing description is not complete and is qualified in its entirety by the EXCO Resources Credit Agreement.  Financial covenants under the EXCO Resources Credit Agreement require that we:

•      maintain a Consolidated Current Ratio (as defined) of at least 1.00 to 1.00 as of the end of any fiscal quarter ending on or after September 30, 2007;

•      not permit our ratio of Consolidated Funded Indebtedness (as defined) to Consolidated EBITDAX (as defined) to be greater than 3.50 to 1.00 at the end of any fiscal quarter ending on or after September 30, 2007; and

•      maintain a Consolidated EBITDAX to Consolidated Interest Expense (as defined) ratio of at least 2.50 to 1.00 at the end of any fiscal quarter ending on or after September 30, 2007.

At December 31, 2006 and June 30, 2007, the six month LIBOR rates were 5.37% and 5.39%, respectively, which resulted in interest rates of approximately 6.62% and 6.39%, respectively.  At December 31, 2006 and June 30, 2007, we had $339.0 million and $444.0 million, respectively, of outstanding indebtedness under the EXCO Resources Credit Agreement.

7¼% senior notes due January 15, 2011

As of June 30, 2007, $444.7 million in principal was outstanding on our 7 ¼% senior notes due January 15, 2011, or senior notes.  Unamortized premium on the senior notes was $12.6 million at June 30, 2007.  The estimated fair value of the senior notes, based on quoted market prices for the senior notes, was $444.2 million on June 30, 2007.

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

12.          Preferred stock

The 7.0% Preferred Stock and Hybrid Preferred Stock were issued in several series at a purchase price of $10,000 per share.  The Series A-2 7.0% Preferred Stock and the Series A-2 Hybrid Preferred Stock automatically convert to Series A-1 7.0% Preferred Stock and Series A-1 Hybrid Preferred Stock, respectively, upon the holders providing assurance to EXCO that such holders have satisfied any necessary filing requirements under the HSR Act or are able to avail themselves of an exemption therefrom.  During the quarter, all of the shares of the Series A-2 7.0% Preferred Stock were converted to Series A-1 7.0% Preferred Stock, as all of the holders of that series provided assurance to us that the necessary requirements under the HSR Act were satisfied.  None of the holders of the Series A-2 Hybrid Preferred Stock provided assurance to us that the requirements of the HSR Act were satisfied during the quarter.  The following table accounts for these automatic conversions and presents the carrying value, net of issuance costs, for each series of our 7.0% Preferred Stock and Hybrid Preferred Stock at June 30, 2007:

(in thousands, except shares) Series	Number of issued shares	Purchase price	Balance as of June 30, 2007
7.0% Preferred Stock:
Series A-1	24,383	$243,830	$242,868
Series B	11,700	117,000	116,539
Series C	2,925	29,250	29,135
Subtotal	39,008	390,080	388,542
Hybrid Preferred Stock:
Series A-1	149,441	1,494,410	1,488,517
Series A-2	11,551	115,510	115,054
Subtotal	160,992	1,609,920	1,603,571
Total preferred stock	200,000	$2,000,000	$1,992,113

We paid dividends of $43.7 million on June 15, 2007.  In addition, accrued dividends of $8.5 million are included in current liabilities at June 30, 2007.

13.          Subsequent events

On July 13, 2007, we completed the sale of certain oil and natural gas properties in Oklahoma for $102.3 million in cash after preliminary contractual purchase price adjustments. These proceeds will be recorded as a reduction to our full cost pool in the third quarter of 2007. No gain or loss will be recognized from this sale as we follow the full cost method of accounting.

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

On April 30, 2007, TXOK and its subsidiary, previously guarantor subsidiaries, were merged into and with Resources.  As a result, the consolidating balance sheets, the consolidating statements of operations and consolidating statements of cash flows for the respective periods in 2006 have been restated to reflect these guarantor subsidiaries as if they had been merged into and with Resources for all periods presented.

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

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006

(in thousands)	Resources	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$6,522	$6,233	$10,067	$—	$22,822
Other current assets	44,050	36,484	133,354	—	213,888
Total current assets	50,572	42,717	143,421	—	236,710
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	88,299	19,921	189,699	—	297,919
Proved developed and undeveloped oil and natural gas properties	607,892	818,427	1,066,544	—	2,492,863
Allowance for depreciation, depletion and amortization	(43,863)	(43,260)	(55,468)	—	(142,591)
Oil and natural gas properties, net	652,328	795,088	1,200,775	—	2,648,191
Gas gathering, office and field equipment, net	5,911	33,367	174,883	—	214,161
Deferred financing costs	946	—	14,983	—	15,929
Deferred tax asset	—	—	—	—	—
Oil and natural gas derivatives	4,950	6,440	30,079	—	41,469
Goodwill	110,800	164,469	194,808	—	470,077
Investments in and advances to affiliates	1,167,846	(465,797)	—	(702,049)	—
Advance on probable acquisition	80,000	—	—	—	80,000
Other assets, net	17	471	32	—	520
Total assets	$2,073,370	$576,755	$1,758,981	$(702,049)	$3,707,057

Liabilities and shareholders’ equity
Current liabilities	$66,859	$25,098	$98,967	$—	$190,924
Long-term debt	797,832	—	1,283,821	—	2,081,653
Deferred income taxes	11,147	154,989	—	—	166,136
Other liabilities	17,682	60,116	10,696	—	88,494
Payable to parent	—	—	16,385	(16,385)	—
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity	1,179,850	336,552	349,112	(685,664)	1,179,850
Total liabilities and shareholders’ equity	$2,073,370	$576,755	$1,758,981	$(702,049)	$3,707,057

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

June 30, 2007

(in thousands)	Resources	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$12,237	$11,450	$29,594	$—	$53,281
Other current assets	86,775	48,847	183,270	—	318,892
Total current assets	99,012	60,297	212,864	—	372,173
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	93,488	18,365	240,199	—	352,052
Proved developed and undeveloped oil and natural gas properties	1,079,435	848,618	2,594,667	—	4,522,720
Allowance for depreciation, depletion and amortization	(69,012)	(62,024)	(160,759)	—	(291,795)
Oil and natural gas properties, net	1,103,911	804,959	2,674,107	—	4,582,977
Gas gathering, office and field equipment, net	6,175	33,187	294,179	—	333,541
Deferred financing costs	8,596	—	14,115	—	22,711
Deferred tax asset	—	—	—	—	—
Oil and natural gas derivatives	1,065	1,666	8,909	—	11,640
Goodwill	110,800	164,469	194,808	—	470,077
Investments in and advances to affiliates	2,416,037	—	—	(2,416,037)	—
Advance on probable acquisition	—	—	—	—	—
Other assets, net	4,061	468	—	—	4,529
Total assets	$3,749,657	$1,065,046	$3,398,982	$(2,416,037)	$5,797,648

Liabilities and shareholders’ equity
Current liabilities	$74,409	$30,765	$151,792	$—	$256,966
Long-term debt	901,277	—	1,090,000	—	1,991,277
Deferred income taxes	62,507	174,456	—	—	236,963
Other liabilities	64,241	66,049	59,660	—	189,950
Payable to parent	(475,269)	460,629	14,640	—	—
Commitments and contingencies	—	—	—	—	—
Preferred stock	1,992,113	—	—	—	1,992,113
Shareholders’ equity	1,130,379	333,147	2,082,890	(2,416,037)	1,130,379
Total liabilities and shareholders’ equity	$3,749,657	$1,065,046	$3,398,982	$(2,416,037)	$5,797,648

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended June 30, 2006

(in thousands)	Resources	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Revenues and other income:
Oil and natural gas sales	$29,405	$28,535	$22,064	$—	$80,004
Derivative financial instruments	18,345	16,887	—	—	35,232
Other income (loss)	7,115	(6,538)	51	—	628
Equity in earnings of subsidiaries	17,269	—	—	(17,269)	—
Total revenues and other income	72,134	38,884	22,115	(17,269)	115,864

Costs and expenses:
Oil and natural gas production	6,014	5,079	4,046	—	15,139
Depreciation, depletion and amortization	11,275	9,093	8,930	—	29,298
Accretion of discount on asset retirement obligations	171	161	50	—	382
General and administrative	5,112	1,448	(30)	—	6,530
Interest	5,772	—	5,888	—	11,660
Total costs and expenses	28,344	15,781	18,884	—	63,009
Income (loss) before income taxes	43,790	23,103	3,231	(17,269)	52,855
Income tax expense	12,767	9,065	—	—	21,832
Net income (loss)	$31,023	$14,038	$3,231	$(17,269)	$31,023

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

For the six months ended June 30, 2006

(in thousands)	Resources	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Revenues and other income:
Oil and natural gas sales	$50,699	$62,829	$36,205	$—	$149,733
Derivative financial instruments	28,171	47,836	—	—	76,007
Other income (loss)	14,520	(12,199)	582	—	2,903
Equity in earnings of subsidiaries	56,634	—	—	(56,634)	—
Total revenues and other income	150,024	98,466	36,787	(56,634)	228,643

Costs and expenses:
Oil and natural gas production	10,240	9,330	6,687	—	26,257
Depreciation, depletion and amortization	17,691	17,736	14,548	—	49,975
Accretion of discount on asset retirement obligations	301	303	80	—	684
General and administrative	9,123	2,653	663	—	12,439
Interest	28,005	—	—	—	28,005
Total costs and expenses	65,360	30,022	21,978	—	117,360
Equity in earnings of TXOK Acquisition, Inc.	1,593	—	—	—	1,593
Income (loss) before income taxes	86,257	68,444	14,809	(56,634)	112,876
Income tax expense	18,082	26,619	—	—	44,701
Net income (loss)	$68,175	$41,825	$14,809	$(56,634)	$68,175

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended June 30, 2007

(in thousands)	Resources	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Revenues and other income:
Oil and natural gas sales	$57,879	$32,756	$162,438	$—	$253,073
Derivative financial instruments	14,795	8,165	54,937	—	77,897
Other income (loss)	8,476	(7,251)	8,190	—	9,415
Equity in earnings of subsidiaries	99,428	—	—	(99,428)	—
Total revenues and other income	180,578	33,670	225,565	(99,428)	340,385

Costs and expenses:
Oil and natural gas production	12,726	6,406	28,198	—	47,330
Depreciation, depletion and amortization	13,938	10,473	80,737	—	105,148
Accretion of discount on asset retirement obligations	387	480	400	—	1,267
General and administrative	8,130	2,293	4,567	—	14,990
Interest	12,847	—	20,696	—	33,543
Total costs and expenses	48,028	19,652	134,598	—	202,278
Income before income taxes	132,550	14,018	90,967	(99,428)	138,107
Income tax expense	49,664	5,557	—	—	55,221
Net income (loss)	82,886	8,461	90,967	(99,428)	82,886
Preferred stock dividends	(51,099)	—	—	—	(51,099)
Net income (loss) available to common shareholders	$31,787	$8,461	$90,967	$(99,428)	$31,787

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

For the six months ended June 30, 2007

(in thousands)	Resources	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Revenues and other income:
Oil and natural gas sales	$86,661	$62,056	$222,167	$—	$370,884
Derivative financial instruments	1,208	(14,506)	(4,824)	—	(18,122)
Other income (loss)	18,214	(14,639)	12,565	—	16,140
Equity in earnings of subsidiaries	(19,628)	—	—	19,628	—
Total revenues and other income	86,455	32,911	229,908	19,628	368,902

Costs and expenses:
Oil and natural gas production	19,428	11,998	46,119	—	77,545
Depreciation, depletion and amortization	26,081	20,371	110,020	—	156,472
Accretion of discount on asset retirement obligations	636	953	621	—	2,210
General and administrative	15,165	5,332	8,668	—	29,165
Interest	29,550	—	80,702	—	110,252
Total costs and expenses	90,860	38,654	246,130	—	375,644
Income (loss) before income taxes	(4,405)	(5,743)	(16,222)	19,628	(6,742)
Income tax expense (benefit)	406	(2,337)	—	—	(1,931)
Net (income) loss	(4,811)	(3,406)	(16,222)	19,628	(4,811)
Preferred stock dividends	(52,235)	—	—	—	(52,235)
Net income (loss) available to common shareholders	$(57,046)	$(3,406)	$(16,222)	$19,628	$(57,046)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

For the six months ended June 30, 2006

(in thousands)	Resources	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash provided by operating activities	$75,270	$43,628	$23,776	$—	$142,674
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(122,804)	(23,887)	(65,141)	—	(211,832)
Corporate acquisitions	(149,868)	(61,776)	23,379	—	(188,265)
Proceeds from dispositions of property and equipment	49	524	36	—	609
Advances/investments with affiliates	(61,345)	71,428	(10,083)	—	—
Net cash used in investing activities	(333,968)	(13,711)	(51,809)	—	(399,488)
Financing Activities:
Borrowings under credit agreement	418,000	—	—	—	418,000
Repayments under credit agreement	(602,749)	(13,098)	—	—	(615,847)
Payments on interim bank loan	(350,000)	—	—	—	(350,000)
Settlements of derivative financial instruments with a financing element	—	(38,098)	—	—	(38,098)
Proceeds from issuance of common stock, net	656,305	—	—	—	656,305
Deferred financing costs and other	(1,052)	—	—	—	(1,052)
Net cash provided by (used in) financing activities	120,504	(51,196)	—	—	69,308
Net decrease in cash	(138,194)	(21,279)	(28,033)	—	(187,506)
Cash at beginning of period	191,500	35,453	—	—	226,953
Cash at end of period	$53,306	$14,174	$(28,033)	$—	$39,447

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

For the six months ended June 30, 2007

(in thousands)	Resources	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash provided by operating activities	$33,521	$32,540	$103,065	$—	$169,126
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(40,975)	(21,123)	(126,261)	—	(188,359)
Acquisitions, including corporate acquisitions	(751,012)	—	(1,414,336)	—	(2,165,348)
Proceeds from dispositions of property and equipment	374,008	—	2,033	—	376,041
Advance received on property sale	5,000	—	—	—	5,000
Advances/investments with affiliates	(1,661,810)	(6,200)	1,668,010	—	—
Net cash provided by (used in) investing activities	(2,074,789)	(27,323)	129,446	—	(1,972,666)
Financing Activities:
Proceeds from long-term debt	758,000	—	1,170,000	—	1,928,000
Payments on long-term debt	(653,000)	—	(1,370,532)	—	(2,023,532)
Settlements of derivative financial instruments with a financing element	(1,041)	—	(2,637)	—	(3,678)
Proceeds from issuance of common stock, net	2,228	—	—	—	2,228
Proceeds from issuance of preferred stock, net	2,000,000	—	—	—	2,000,000
Payment of preferred stock dividends	(43,717)	—	—	—	(43,717)
Issuance costs	(7,498)	—	—	—	(7,498)
Deferred financing costs and other	(7,989)	—	(9,815)	—	(17,804)
Net cash provided by (used in) financing activities	2,046,983	—	(212,984)	—	1,833,999
Net increase (decrease) in cash	5,715	5,217	19,527	—	30,459
Cash at beginning of period	6,522	6,233	10,067	—	22,822
Cash at end of period	$12,237	$11,450	$29,594	$—	$53,281

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

•      cash flow and liquidity;

•                  impacts of our recent private placement of preferred stock and the impact of dividends on our capital resources and liquidity;

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

•      governmental regulations;

•                  receipt of amounts owed to us by purchasers of our production and counterparties to our derivative financial instruments;

•      deciding whether or not to enter into derivative financial instruments;

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

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for oil and natural gas. Declines in oil or natural gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil or natural gas prices also may reduce the amount of oil or natural gas that we can produce economically. A decline in oil or natural gas prices could have a material adverse effect on the estimated value and estimated quantities of our oil and natural gas reserves, our ability to fund our operations and our financial condition, cash flow, results of operations and access to capital. Historically, oil and natural gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.

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

As oil and natural gas prices have increased, we have seen an increase in demand for drilling rigs, field supplies and other related field services.  This has resulted in increases in the costs of these goods and services and some difficulty in timely scheduling of drilling rigs and other field services required to perform operations on our properties.  To date, however, we have not encountered any significant operational problems or delays as a result of the difficulty in scheduling these services.  Our 2007 budget, as amended to reflect the Vernon acquisition and the Southern Gas acquisition, totals $502.9 million, which includes $443.3 million for drilling, exploitation and production operations, $48.6 million for midstream projects and $11.0 million for corporate projects. We do not budget for property acquisitions as these transactions are opportunistic in nature.  Our future earnings and cash flows are dependent upon our ability to manage our overall cost structure to a level that allows for profitable production.

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

On March 30, 2007, we completed a private placement, or Private Placement, of an aggregate of $390.0 million of 7.0% Cumulative Convertible Perpetual Preferred Stock, or 7.0% Preferred Stock, and $1.61 billion of Hybrid Preferred Stock, or Hybrid Preferred Stock, to accredited investors pursuant to the terms and conditions of a Preferred Stock Purchase Agreement dated March 28, 2007.  The purchase price for each share was $10,000.  The liquidation preference equals the purchase price plus accrued dividends at June 30, 2007.  The net proceeds of the Private Placement were used to fund the purchase price of approximately $1.5 billion for the Vernon Acquisition and to repay certain outstanding indebtedness. The issuance and sale of the shares in the Private Placement were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

On March 30, 2007, EXCO Partners Operating Partnership, LP, or EPOP, a wholly-owned subsidiary of EXCO Partners, LP, completed the purchase of substantially all of the oil and natural gas properties and related assets related to the Vernon and Ansley Fields located in Jackson Parish, Louisiana from entities affiliated with Anadarko for approximately $1.5 billion in cash, net of preliminary purchase price adjustments, or the Vernon Acquisition.  Our preliminary allocation of value to the Vernon Acquisition, which includes the assumption of derivative financial instruments covering a significant portion of estimated production for 2007, 2008 and 2009 was approximately $1.39 billion to proved properties, $57.0 million to unproved properties and $117.0 million to gathering and treating facilities, respectively.  The fair value of the assumed derivative financial instruments was a liability of approximately $60.0 million.

On May 2, 2007, we completed the purchase of oil and natural gas properties and related assets, including derivative financial instruments in respect of a significant portion of estimated production for 2007, 2008 and 2009 from entities affiliated with Anadarko in multiple fields primarily located in Oklahoma, Texas and Louisiana for approximately $750.2 million in cash, net of preliminary purchase price adjustments, or the Southern Gas Acquisition.

On May 8, 2007, we completed the sale of oil and natural gas properties and related assets in multiple fields primarily located in South Texas and South Louisiana, or the Gulf Coast Sale, to an entity affiliated with Crimson Exploration Inc., or Crimson, for an aggregate sale price of $245.4 million in cash, net of preliminary purchase price adjustments, and 750,000 shares of unregistered restricted Crimson common stock, initially valued at $3.4 million.  Our preliminary allocation of value to the Southern Gas Acquisition, excluding the value of properties sold in the Gulf Coast Sale, was approximately $554.6 million to proved properties and $4.5 million to unproved properties.

We also face the challenge of financing future acquisitions.  In connection with the Vernon Acquisition, the Southern Gas Acquisition and the issuance of the 7.0% Preferred Stock and Hybrid Preferred Stock, we amended our credit agreements to increase our borrowing capacity from $2.1 billion to an aggregate of $2.2 billion as of June 30, 2007.  EPOP’s credit agreement, as amended, provides for an aggregate borrowing base of $1.3 billion, of which $1.1 billion is drawn as of June 30, 2007.  The EXCO Resources credit agreement was amended and restated on May 2, 2007 to reflect the Southern Gas Acquisition which increased the borrowing base to $1.0 billion. On May 8, 2007, in connection with the Gulf Coast Sale, the borrowing base on the amended and restated EXCO Resources Credit Agreement was reduced from $1.0 billion to $900.0 million.  As of June 30, 2007, outstanding borrowings on the EXCO Resources Credit Agreement were $444.0 million. With these credit agreements, we believe we will have adequate unused borrowing capacity in addition to cash flow from operations, to fund capital development and working capital needs for the next 12 months.  Funding for future acquisitions may require additional sources of financing, which may not be available.

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

The FASB issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements,” or FSP 00-19-2, on December 21, 2006.  FSP 00-19-2 requires contingent obligations to make future payments under a registration payment arrangement to be recognized separately in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” or SFAS No. 5.  SFAS No. 5 requires that an estimated loss from a loss contingency be accrued if the loss is probable and can reasonably be estimated.  Our 7.0% Preferred Stock and Hybrid Preferred Stock contain requirements for EXCO to register shares on behalf of the preferred stockholders.  If such registration deadlines are not met, or a prior registration statement ceases to remain effective, we may be obligated to pay liquidated damages.  We adopted FSP 00-19-2 upon issuance of the 7.0% Preferred Stock and the Hybrid Preferred Stock.  We do not believe any of the contingencies associated with the registration rights of the preferred stockholders exist as of June 30, 2007 and therefore are not valued separately at June 30, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” or SFAS No. 159.  SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and as such, will be adopted by us on January 1, 2008.  The effect of adopting SFAS No. 159 is not expected to have a significant effect on our reported financial position or earnings.

Our results of operations

A summary of key financial data for the three and six months ended June 30, 2006 and 2007 related to our results of operations is presented below:

	Three months ended June 30,		Quarter to quarter change	Six months ended June 30,		Year to year change
(in thousands, except production volumes, prices and expenses)	2006	2007	2006 - 2007	2006	2007	2006 - 2007
Production:
Oil (Mbbls)	222	426	204	370	701	331
Natural gas (Mmcf)	9,972	32,320	22,348	17,177	47,983	30,806
Total production (Mmcfe)	11,304	34,876	23,572	19,397	52,189	32,792
Oil and natural gas revenues before derivative financial instrument activities:
Oil revenues	$14,831	$26,057	$11,226	$23,826	$41,162	$17,336
Natural gas revenues	65,173	227,016	161,843	125,907	329,722	203,815
Total oil and natural gas revenues	$80,004	$253,073	$173,069	$149,733	$370,884	$221,151
Derivative financial instruments:
Cash settlements on derivative financial instruments	$5,223	$6,630	$1,407	$2,428	$38,702	$36,274
Non-cash change in fair value of derivative financial instruments	30,009	71,267	41,258	73,579	(56,824)	(130,403)
Total derivative financial instrument activities	$35,232	$77,897	$42,665	$76,007	$(18,122)	$(94,129)
Average sales price (before cash settlements of derivative financial instruments)
Oil (Bbl)	$66.81	$61.17	$(5.64)	$64.39	$58.72	$(5.67)
Natural gas (per Mcf)	6.54	7.02	0.48	7.33	6.87	(0.46)
Natural gas equivalent (per Mcfe)	7.08	7.26	0.18	7.72	7.11	(0.61)
Oil and natural gas production costs:
Oil and natural gas operating costs	$10,365	$30,331	$19,966	$17,283	$52,170	$34,887
Production and ad valorem taxes	4,774	16,999	12,225	8,974	25,375	16,401
Depreciation, depletion and amortization	29,298	105,148	75,850	49,975	156,472	106,497
General and administrative	6,530	14,987	8,457	12,439	29,165	16,726
Interest expense	11,660	33,543	21,883	28,005	110,252	82,247
Expenses (per Mcfe):
Operating costs	$0.92	$0.87	$(0.05)	$0.89	$1.00	$0.11
Production and ad valorem taxes	0.42	0.49	0.07	0.46	0.49	0.03
Depreciation, depletion and amortization	2.59	3.01	0.42	2.58	3.00	0.42
General and administrative	0.58	0.43	(0.15)	0.64	0.56	(0.08)
Net income (loss) available to common shareholders	$31,023	$31,787	$764	$68,175	$(57,046)	$(125,221)

The following is a discussion of our financial condition and results of operations for the three and six months ended June 30, 2006 and 2007.

The comparability of our results of operations from period to period is impacted by:

•                  the acquisitions of TXOK Acquisition, Inc., or TXOK, on February 14, 2006, Winchester Energy Company, Ltd., or Winchester, on October 2, 2006, the Vernon Acquisition on March 30, 2007 and the Southern Gas Acquisition on May 2, 2007;

•                  dispositions including the Wattenberg field area of the DJ Basin, or the Wattenberg Field, in January 2007, but excluding the Gulf Coast Sale as results of operations from those properties are not included in either period;

•                  significant changes in the amount of our long-term debt and the issuance of $2.0 billion of preferred stock related to the acquisitions of Winchester, Vernon and Southern Gas;

•                  changes in Proved Reserves and their impact on depreciation, depletion and amortization;

•                  fluctuations due to the use of mark-to-market accounting for our derivative financial instruments; and

•                  significant fluctuations for oil and natural gas prices which impact our oil and natural gas reserves, revenues and ceiling test results and our derivative financial instruments.

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

Summary

For the three months ended June 30, 2007, we reported net income available to common shareholders of $31.8 million compared to net income of $31.0 million for the quarter ended June 30, 2006.  For the six months ended June 30, 2007, we reported a net loss available to common shareholders of $57.0 million compared with net income of $68.2 million for the six months ended June 30, 2006.   For the three months ended June 30, 2007, our oil and natural gas revenues, before the impact of derivative financial instruments increased from $80.0 million to $253.1 million, an increase of 216.3%, when compared to the same period in 2006.  For the six months ended June 30, 2007, our oil and natural gas revenues, before the impact of derivative financial instruments increased from $149.7 million to $370.9 million, an increase of 147.7%, when compared to the same period in 2006.  Our equivalent production of natural gas was 11.3 Bcfe for the quarter ended June 30, 2006, while equivalent natural gas production for the quarter ended June 30, 2007 increased to 34.9 Bcfe.  Our equivalent production of natural gas was 19.4 Bcfe for the six months ended June 30, 2006, while equivalent natural gas production for the same period ended June 30, 2007 increased to 52.2 Bcfe.  Our operating costs, including production and ad valorem taxes, also increased from $15.1 million ($1.34 per Mcfe) for the three months ended June 30, 2006 to $47.3 million ($1.36 per Mcfe) for the three months ended June 30, 2007.  Our operating costs, including production and ad valorem taxes, also increased from $26.3 million ($1.35 per Mcfe) for the six months ended June 30, 2006 to $77.5 million ($1.49 per Mcfe) for the six months ended June 30, 2007.  The increases from the prior year’s revenues, production and operating costs are attributable to our significant 2006 and 2007 acquisitions, primarily TXOK, Winchester, Vernon and Southern Gas.  Derivative financial instruments also had a significant impact on our results of operations as we do not designate our derivative financial instruments as hedges.  As a result, we mark the change in the fair value of our derivatives to market at the end of each reporting period.  For the three and six months ended June 30, 2006, we recognized gains from our derivative financial instruments of $35.2 million and $76.0 million, respectively, of which $30.0 million and $73.6 million was unrealized.  For the three months ended June 30, 2007, we recognized gains of $77.9 million on our derivative financial instruments, representing income from cash settlements of $6.6 million and $71.3 million of unrealized gains.  For the six months ended June 30, 2007, we incurred losses of $18.1 million on our derivative financial instruments, representing income from cash settlements of $38.7 million and $56.8 million of unrealized losses.

Oil and natural gas revenues, production and prices

Total oil and natural gas revenues, excluding the impact of derivative financial instruments increased by $173.1 million, or 216.3% for the three months ended June 30, 2007 over the same period in the prior year due to higher equivalent production volumes and an increase in our average sales price.  Production volumes when compared to the same period in 2006, increased by 23.6 Mmcfe, or 208.5% and our average sales price for the three months ended June 30, 2007 increased $0.18 per Mmcfe. Total oil and natural gas revenues, excluding the impact of derivative financial instruments, increased $221.1 million, or 147.7%, for the six months ended June 30, 2007 over the same period in the prior year due to higher equivalent production volumes.  Production volumes increased by 32.8 Mmcfe, or 169.1%, but were partially offset by a decrease in our average sales price of $0.61 per equivalent Mmcfe for the six months ended June 30, 2007 compared so the same period in 2006. The higher volumes resulted in increased revenues of $169.4 million and $231.1 million for the three and six month periods ended June 30, 2007.  Our TXOK, Power Gas Marketing & Transmission, Inc., or PGMT, Winchester, Vernon and Southern Gas acquisitions accounted for 32.1 Bcfe, or 165.3%, increase in volumes for the six months ended June 30, 2007.  The increase in production volumes is due primarily to:

•                  the acquisition of TXOK on February 14, 2006, which contributed a full six months of production for the period ended June 30, 2007 compared to four and a half months for the period ended June 30, 2006, resulted in an increase of 1.9 Bcfe;

•                  the acquisition of PGMT on April 28, 2006, which contributed a full six months of production to the results ended June 30, 2007 compared to only two months for the period ended June 30, 2006, resulted in an increase of 617 Mmcfe;

•                  the acquisition of Winchester on October 2, 2006, which accounted for a 12.5 Bcfe increase from the same period in 2006;

•                  the acquisition of Vernon on March 30, 2007, which contributed a full quarter to the results ended June 30, 2007 resulting in an increase of 14.2 Bcfe; and

•                   the acquisition of Southern Gas on May 2, 2007, which contributed two full months to the results ended June 30, 2007 resulting in an increase of 2.8 Bcfe. We do not include any production or revenues attributable to properties included in the Gulf Coast Sale.

Prices, excluding the impact of derivative financial instruments, decreased for oil during the three and six months ended June 30, 2007 compared to the same periods in the prior year.  The oil prices decreased by $5.64 per Bbl (to $61.17 from $66.81) or 8.4%, and $5.67 per Bbl (to $58.72 from $64.39) or 8.8%, respectively.  Natural gas prices averaged $7.02, an increase of 10.4%, and $6.87 per Mcf, a decrease of 6.3%, for the three and six months ended June 30, 2007 compared with $6.54 and $7.33 per Mcf for the three and six months ended June 30, 2006.

Derivative financial instruments

Our cash settlements from derivative financial instruments increased revenue by $6.6 million and $38.7 million for the three and six months ended June 30, 2007 compared with $5.2 million and $2.4 million of cash settlements, which increased revenue for the three and six months ended June 30, 2006.

For the three months ended June 30, 2007, we recognized an increase in revenue of $71.3 million from the change in the fair value of our derivative financial instruments. For the six months ended June 30, 2007, we recognized a decrease in revenue of $56.8 million from the change in the fair value of our derivative financial instruments.   For the three and six months ended June 30, 2006, we recognized an increase in revenue of $30.0 million and $73.6 million, respectively, from the change in the fair value of our derivative financial instruments.  We expect that our revenues will continue to be significantly impacted in future periods by changes in the fair value of our derivative financial instruments as a result of the volatility in oil and natural gas prices and the volume of future oil and natural gas sales covered under our derivative financial instrument program.  For the three and six months ended June 30, 2007, 66.0% and 78.1% of oil production and 75.8% and 85.1% of natural gas production, respectively, were subject to derivative financial instruments.

Other income

Our other income increased to $9.4 million and $16.1 million for the three and six months ended June 30, 2007 from $0.6 million and $2.9 million for the same periods in the prior year. The increase is primarily due to natural gas gathering and transportation activities related to the Winchester acquisition and the Vernon acquisition and higher interest income due to higher cash balances during 2007, reflecting the proceeds received from the sale of the Wattenberg Field.  Our income from natural gas gathering and transportation activities for the three and six month periods ended June 30, 2007 increased approximately $6.7 million and $11.3 million when compared to the same periods in the prior year, which is due primarily to mid-stream activities from the Winchester acquisition in October 2006 and the Vernon acquisition in March 2007.

Oil and natural gas operating costs

Our oil and natural gas operating costs for the three and six months ended June 30, 2007 increased $20.0 million and $34.9 million, or 192.6% and 201.9%, from the same periods in 2006. The increase in oil and natural gas operating costs was primarily attributable to:

•                  the acquisition of TXOK on February 14, 2006, which contributed a full six months of production expenses for the period ending June 30, 2007 compared to only four and a half months for the period ended June 30, 2006;

•                    the acquisition of PGMT on April 28, 2006, which contributed a full six months of production expenses to the results ended June 30, 2007 compared to only two months for the period ended June 30, 2006;

•                  the acquisition of Winchester on October 2, 2006 which contributed a full six months of production expenses when compared to the same period in 2006;

•                  the acquisition of Vernon on March 30, 2007, which contributed a full quarter of production expenses for the six months ended June 30, 2007 when compared to the same period in 2006;

•                  the acquisition of Southern Gas on May 2, 2007, which contributed two full months of production expenses for the six months ended June 30, 2007 when compared to the same period in 2006. We do not include any production or revenues attributable to properties included in the Gulf Coast Sale;

•                  a general increase in the cost of goods and services used in our oil and natural gas operations during 2007; and

•                  new wells added through our development and exploitation capital program.

The oil and natural gas operating cost per unit decreased from $0.92 per Mcfe for the three months ended June 30, 2006 to $0.87 per Mcfe, or 5.4%, for the three months ended June 30, 2007.   The oil and natural gas operating cost per unit increased from $0.89 per Mcfe for the six months ended June 30, 2006 to $1.00 per Mcfe, or 12.4%, for the six months ended June 30, 2007.   This increase for the six months ended June 30, 2007 in operating costs per unit reflects the general increase in the costs of goods and services used in our operations and an increase in workover activities. Oil and natural gas operating costs increased primarily due to acquisitions made during 2006 and 2007 that were not included in 2006 operations.  During the six months ended June 30, 2007, notable increases in operating expenses occurred in sub-surface repair and maintenance costs, saltwater disposal fees, compression expenses and road repairs. While our 2007 operating expenses reflect increases from the aforementioned services, the operating cost per unit of $0.87 per Mcfe for the three months ended June 30, 2007 was 31% less than the operating cost per unit for the three months ended March 31, 2007 of $1.26 per Mcfe. The reduction in the unit rate reflects the impact of significant volumes from the Vernon Acquisition, which has low operating expenses.

Production and ad valorem taxes

Production and ad valorem taxes for the three and six months ended June 30, 2007 increased by $12.2 million, or 256.1%, and $16.4 million, or 182.8%, respectively, over the same periods in 2006. These increases are primarily attributable and correspond to the increase in oil and natural gas revenues resulting from 2006 and 2007 acquisitions and the related increase in sales volumes.  On a percentage of revenue basis, production and ad valorem taxes were 6.7% and 6.8% of gross oil and natural gas sales for the three and six months ended June 30, 2007 compared with 6.0% and 6.0% during the same periods in the prior year.  The increase in the overall tax rate is the result of higher percentages of our revenues being derived from properties in Texas and Louisiana and a lower percentage of total sales being derived from our Appalachia region production.  Production and ad valorem taxes tend to be lower in Appalachia than in the Texas and Louisiana areas. Production taxes are set by the state and local governments and vary as to the tax rate and the value to which that rate is applied. Further, ad valorem taxes in Texas and other states are based partially on the value of oil and natural gas reserves, which have increased significantly in 2007 as compared with 2006 due to acquisitions made during 2006 and 2007.  These taxes are generally based upon the price received for production.

Depreciation, depletion and amortization

Our depreciation, depletion and amortization costs for the three and six months ended June 30, 2007 increased by $75.9 million, or 258.9%, and $106.5 million, or 213.1%, from the same periods in 2006.  The primary reasons for the increases were from a 208.5% and 169.1% increase in oil and natural gas sales volumes for the three and six months ended June 30, 2007, respectively, directly related to the acquisitions made during 2006 and 2007, and an increase in the per unit depletion rate from $2.59 per Mcfe and $2.58 per Mcfe for the three and six months ended June 30, 2006 to $3.01 per Mcfe and $3.00 per Mcfe for the three and six months ended June 30, 2007.

General and administrative

Our general and administrative costs for the three and six months ended June 30, 2007 increased by $8.5 million, or 129.5%, and $16.7 million, or 134.5%, over the same periods in 2006. Significant components of the increase for the six months ended June 30, 2007 include the following items:

•                  increased personnel costs of $7.8 million over the six month period due to additional headcount of 201 employees related primarily to our acquisitions and an overall increase in our accounting activities due to being a public company;

•                  an increase in share-based compensation costs for the six month period of $2.0 million due primarily to additional headcount;

•                  increased consulting and contract labor costs over the six month period of $2.2 million due to the acquisitions and systems conversion discussed above;

•                  increased IT related costs over the six month period of $2.6 million due to our information systems conversion and training costs that do not qualify for capital treatment;

•                  increased legal fees over the six month period of $1.1 million;

•                  increased audit and tax fees over the six month period of approximately $2.3 million;

•                  increased occupancy costs over the six month period of $0.4 million resulting from expansion of corporate facilities; and

•                    the remaining increase in expenses is related to the overall growth of our business.

Partially offsetting the above increases in general and administrative costs were increased operator overhead recoveries of $7.5 million for the six months ending June 30, 2007, a $4.3 million increase from the same period in the prior year, primarily resulting from the acquisitions mentioned above.

The following table presents the components of our general and administrative expenses:

	For the six months ended June 30,
(in thousands)	2006	2007
Gross general and administrative expenses	$16,995	$38,981
Capitalized general and administrative expenses	(1,373)	(2,319)
Reimbursed general and administrative expenses	(3,183)	(7,497)
Net general and administrative expenses	$12,439	$29,165

Interest expense

Our interest expense for the three and six months ended June 30, 2007 increased $21.9 million and $82.2 million from the same periods in 2006. The increase is primarily due to interest expense associated with the amended credit agreements used to fund the acquisitions of TXOK, Winchester, PGMT, Vernon and Southern Gas, which increased our outstanding debt, excluding our senior notes, from $324.0 million at June 30, 2006 to $1.5 billion at June 30, 2007.  Interest expense for the six months ended June 30, 2007 includes non-recurring charges totaling $32.1 million attributable to (a) redemption premium of $13.0 million from retirement of the EPOP Senior Term Credit Agreement, (b) write-off of $12.2 million for deferred financing costs and unamortized original issue discount on the EPOP Senior Term Credit Agreement and (c) expensed fees of $6.9 million associated with commitment letters from members of our banking group which were not utilized as a result of the Private Placement on March 30, 2007.

Income taxes

Our effective income tax rate for the three and six months ended June 30, 2007 was 40.0% and a benefit of 28.6%, respectively.  Our effective tax rate on net income (loss) from continuing operations for the three and six months ended June 30, 2006 was 41.3% and 39.6%, respectively.  A substantial portion of our stock-based compensation included in our results of operations for the three and six months ended June 30, 2007 are in the form of incentive stock options which are not deductible for tax purposes until a disqualifying event occurs. The non-deductible portion of stock compensation decreased our effective benefit rate by approximately 7.5% for the six months ended June 30, 2007.  The remainder of the tax rate change over the prior year is a result of the state tax rate increase resulting from the increased applicable taxable income to Louisiana and Texas Margin Tax primarily offset by percentage depletion deductions.

Our liquidity, capital resources and capital commitments

General

Most of our growth has resulted from acquisitions and our development and exploitation program. Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining financing flexibility.  In the past, we have utilized a variety of sources of capital to fund our acquisition, development and exploitation programs and to fund our operations.  Our general financial strategy is to use a combination of cash flow from operations, bank financing, cash received from the sale of oil and natural gas properties and the sale or issuance of equity and debt securities to fund our operations, conduct development and exploitation activities and to fund acquisitions.  As of August 1, 2007, the aggregate borrowing base under our credit agreements totaled $2.2 billion. We do not have a set budget for acquisitions as these tend to be opportunity driven.  Historically, we have used the proceeds from the issuance of equity and debt securities and borrowings under our credit agreements to raise cash to fund acquisitions.  Our ability to borrow from sources other than our credit agreements is subject to restrictions imposed by our lenders. In addition, our indenture governing our senior notes and the terms of our preferred stock contain restrictions on incurring indebtedness and pledging our assets.

On March 30, 2007, we issued 200,000 shares of preferred stock for $2.0 billion in cash in connection with the Vernon Acquisition.  In conjunction with the Vernon Acquisition, the Southern Gas Acquisition and the Gulf Coast Sale, we amended our credit agreements which increased our aggregate borrowing base to $2.2 billion. Additional liquidity totaling approximately $478.0 million has been generated from the sale of oil and natural gas properties through July 2007.

Net cash provided by operating activities was $169.1 million for the six months ended June 30, 2007, which is attributable primarily to the non-cash change in fair value of our derivatives of $56.8 million.  At June 30, 2007, our cash and cash equivalents balance was $53.3 million, an increase of $30.5 million from December 31, 2006 primarily as a result of proceeds from the sale of our Wattenberg fields.  On July 16, 2007, we made an interest payment on our 7¼% senior notes of $16.1 million and we made a dividend payment to our preferred shareholders of $43.7 million on June 15, 2007.

Acquisitions and capital expenditures

The following table presents our capital expenditures for the six months ended June 30, 2006 and 2007.  Our acquisition of TXOK did not result in any property acquisition expenditures as the acquisition was consummated by the redemption of TXOK’s preferred stock and for the assumption of TXOK’s debt.  The capital expenditures for the six months ended June 30, 2006 include capital expenditures of TXOK during the period from February 14, 2006 to June 30, 2006.

	Six months ended June 30,
(unaudited, in thousands)	2006	2007
Capital expenditures:
Property acquisitions excluding TXOK Acquisition, Inc.	$137,016	$—
Acquisition of Power Gas Marketing & Transmission, Inc., net of cash acquired, excluding debt and derivative financial instruments assumed	61,776	—
Property purchases including Vernon and Southern Gas	—	2,260,964
Lease purchases	1,444	11,498
Development capital expenditures	73,730	180,032
Other	4,060	9,768
Total capital expenditures	$278,026	$2,462,262

On March 30, 2007, we completed the purchase of substantially all of the oil and natural gas properties and related assets related to the Vernon and Ansley Fields located in Jackson Parish, Louisiana from Anadarko in exchange for $1.5 billion in cash, net of preliminary purchase price adjustments.  Pursuant to the purchase and sale agreement, the final purchase price, and resulting final allocation is to be finalized during the third quarter of 2007. The assets include producing and undeveloped acreage in Jackson Parish, Louisiana.  The acquisition was financed by our Private Placement of preferred stock along with EPOP’s amended and restated credit agreement, or EPOP Credit Agreement, with certain lenders, JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities Inc., as sole bookrunner and lead arranger.

On May 2, 2007, we completed the purchase of oil and natural gas properties and related assets from Anadarko in multiple fields primarily located in Oklahoma, Texas and Louisiana for approximately $750.2 million in cash, net of preliminary purchase price adjustments.  Pursuant to the purchase and sale agreement, the final purchase price, and resulting final allocation is to be finalized during the fourth quarter of 2007.In connection with the Southern Gas Acquisition, we amended and restated our existing EXCO Resources Credit Agreement and increased the borrowing base from $750.0 million to $1.0 billion.  In connection with the sale of oil and natural gas properties and related assets in multiple fields primarily located in South Texas and South Louisiana to Crimson for $245.4 million in cash, net of preliminary purchase adjustments, and 750,000 shares of Crimson’s unregistered restricted common stock, the borrowing base under the EXCO Resources Credit Agreement was reduced from $1.0 billion to $900.0 million.

For the year 2007, we have budgeted approximately $502.9 million for our development, exploitation and exploration activities.  As of June 30, 2007, we were contractually obligated to spend $151.9 million for our development and exploitation activities for the remainder of 2007.

We expect to utilize our current cash balance, cash flow from operations and available funds under our credit agreements to fund our acquisitions, capital expenditures and working capital.  In order to meet strategic objectives, we may sell non-strategic assets during the remainder of 2007.

We believe that our capital resources from existing cash balances, cash flow from operating activities and borrowing capacity under our credit agreements are adequate to meet the cash requirements of our business.  However, future cash flows are subject to a number of variables including production volumes and oil and natural gas prices.  If cash flows decline we may be required to reduce our capital expenditure budget, which in turn may affect our production in future periods.  Our operations and other capital resources may not provide cash in sufficient amounts to maintain or initiate planned levels of capital expenditures. We have experienced increased costs for tubular goods and for certain services during 2006 and 2007.  Further, we have encountered difficulties in contracting for drilling rigs and other services due to high demand. Currently, we do not believe that these conditions have had a significant impact upon our capital expenditures programs or our results of operations. If the conditions continue, however, projects may be delayed due to lack of services or materials or we may have to delay projects to stay within our capital budget.

Master Limited Partnership

On July 30, 2007, we announced our intention to pursue an initial public offering of units representing limited partner interests of a master limited partnership, or MLP, subsidiary to be formed by us to own a substantial portion of our mature producing oil and natural gas properties located in the Appalachian, East Texas/North Louisiana, Mid-Continent and Permian Basin areas. We currently expect that a registration statement for the initial public offering will be filed in the third quarter of 2007 and that the offering will close during the first quarter of 2008. Approximately $1.5 billion of the MLP’s common units are expected to be offered to the public, subject to market conditions. We will own the general partner of the MLP and expect to retain a substantial portion of the MLP’s common units. The common units retained by us will have terms identical to those offered to the public.

The purpose of the MLP offering is to provide us with the opportunity to enhance the valuation of a substantial portion of our mature producing properties by contributing these assets to a tax-efficient vehicle that can subsequently pursue the acquisition of additional mature producing properties, either from us or from third parties.  The MLP intends to use the proceeds from its initial public offering to retire debt associated with the contributed assets and to provide working capital.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any securities. Any offers, solicitations of offers to buy, or any sales of securities will only be made in accordance with the registration requirements of the Securities Act of 1933 or an exemption therefrom.

7¼% senior notes due January 15, 2011

As of June 30, 2007, $444.7 million in principal was outstanding on our 7 ¼% senior notes due January 15, 2011, or senior notes.  Unamortized premium on the senior notes was $12.6 million.  The estimated fair value of the senior notes, based on quoted market prices for the senior notes, was $444.2 million on June 30, 2007.

Interest is payable on the senior notes semi-annually in arrears on January 15 and July 15 of each year. The senior notes mature on January 15, 2011. We may redeem some or all of the senior notes beginning on January 15, 2007 for the redemption price set forth in the senior notes.

The indenture governing the senior notes contains covenants, which limit our ability and the ability of our subsidiaries to:

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

Credit agreements

EPOP Credit Agreement

The EPOP Credit Agreement has an initial borrowing base of $1.3 billion. The borrowing base will be redetermined on a semi-annual basis, with EPOP and the lenders having the right to interim unscheduled redeterminations in certain circumstances. Scheduled redeterminations will be made on or about April 1 and October 1 of each year, beginning October 1, 2007.  The EPOP Credit Agreement is secured by a first priority lien on the assets of EPOP, including 100% of the equity of EPOP’s subsidiaries, and is guaranteed by all existing and future subsidiaries of EPOP. EPOP has agreed to have in place derivative financial instruments covering no more than 80.0% of the “forecasted production from total proved reserves” (as defined) for the next two years and 70.0% of the forecasted production from total Proved Reserves in the third, fourth and fifth years.  The foregoing description is not complete and is qualified in its entirety by the EPOP Credit Agreement. Financial covenants under the EPOP Credit Agreement, with which EPOP was in compliance as of June 30, 2007, require that EPOP:

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

The EPOP Credit Agreement contains representations, warranties, covenants, events of default, and indemnities customary for agreements of this type. The EPOP Credit Agreement matures March 30, 2012.  Interest under the EPOP Credit Agreement ranges from LIBOR plus 100 basis points (bps) to 175 bps or an Alternate Base Rate (ABR), as defined, ranging from ABR plus 0 bps to ABR plus 75 bps.

At June 30, 2007, the six month LIBOR rate was 5.39%, which would result in an interest rate of approximately 6.89% on any new indebtedness we may incur under the EPOP Credit Agreement.   At June 30, 2007 and August 1, 2007, we had $1,090.0 million and $1,065.0 million, respectively of outstanding indebtedness under the EPOP Credit Agreement.

EXCO Resources Credit Agreement

The EXCO Resources Credit Agreement has a borrowing base of $900.0 million. The interest rate ranges from LIBOR plus 100 bps to LIBOR plus 175 bps depending upon borrowing base usage.  The facility also includes an ABR pricing alternative ranging from ABR plus 0 bps to ABR plus 75 bps depending upon borrowing base usage.  Borrowings under the EXCO Resources Credit Agreement are collateralized by a first lien mortgage providing a security interest in our oil and natural gas properties.  EXCO has also agreed to have in place commodity derivative contracts covering no more than 80% of its “forecasted production from total proved reserves” (as defined) for the next two years and 70% in the third, fourth and fifth years.  EXCO will have in place mortgages covering 80% of the Engineered Value of its Borrowing Base Properties (as defined).  The foregoing description is not complete and is qualified in its entirety by the EXCO Resources Credit Agreement.  Financial covenants under the EXCO Resources Credit Agreement require that we:

•                  maintain a Consolidated Current Ratio (as defined) of at least 1.00 to 1.00 as of the end of any fiscal quarter ending on or after September 30, 2007;

•                  not permit our ratio of Consolidated Funded Indebtedness (as defined) to Consolidated EBITDAX (as defined) to be greater than 3.50 to 1.00 at the end of any fiscal quarter ending on or after September 30, 2007; and

•                  maintain a Consolidated EBITDAX to Consolidated Interest Expense (as defined) ratio of at least 2.50 to 1.00 at the end of any fiscal quarter ending on or after September 30, 2007.

At June 30, 2007, the six month LIBOR rate was 5.39%, which would result in an interest rate of approximately 6.39%, on any new indebtedness we may incur under the EXCO Resources Credit Agreement. At June 30, 2007 and August 1, 2007, we had $444.0 and $474.0 million, respectively, of outstanding indebtedness under the EXCO Resources Credit Agreement.

Preferred stock

The 7.0% Preferred Stock and Hybrid Preferred Stock were issued in several series at a purchase price of $10,000 per share.  The Series A-2 7.0% Preferred Stock and the Series A-2 Hybrid Preferred Stock automatically convert to Series A-1 7.0% Preferred Stock and Series A-1 Hybrid Preferred Stock, respectively, upon the holders providing assurance to EXCO that such holders have satisfied any necessary filing requirements under the HSR Act or are able to avail themselves of an exemption therefrom.  During the quarter, all of the shares of the Series A-2 7.0% Preferred Stock were converted to Series A-1 7.0% Preferred Stock, as all of the holders of that series provided assurance to us that the necessary requirements under the HSR Act were satisfied.  None of the holders of the Series A-2 Hybrid Preferred Stock provided assurance to us that the requirements of the HSR Act were satisfied during the quarter.  These conversions had no impact on the carrying value of the 7% Preferred Stock and the Hybrid Preferred Stock when taken as a collective group at June 30, 2007.

As of June 30, 2007, the liquidation preference of the 7.0% Preferred Stock and Hybrid Preferred Stock was $391.2 million and $1.6 billion, respectively.

We paid dividends totaling $43.7 million on June 15, 2007 and dividends of $8.5 million have accrued at June 30, 2007. EXCO is holding its annual meeting of shareholders on August 30, 2007.  During this meeting, shareholders will be voting on allowing the Hybrid Preferred Stock to transform to terms identical to the certificates of designation of the 7.0% Preferred Stock. If EXCO’s shareholders approve this proposal, the annual dividend requirement on the Hybrid Preferred Stock will be reduced from $177.1 million to $112.7 million, a reduction of $64.4 million per annum.

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

As of August 1, 2007, we had contracts in place for the volumes and prices shown in the table below.

(in thousands, except prices)	NYMEX gas volume - Mmbtus/Bbls	Weighted average contract price per Mmbtu	NYMEX oil volume - Bbls	Weighted average contract price per Bbl
Swaps NYMEX:
Remainder of Q3 2007	20,174	$7.83	245	$63.43
Q4 2007	30,388	8.06	369	63.83
2008	99,870	8.36	1,059	60.55
2009	73,155	7.90	850	60.09
2010	6,985	6.63	108	59.85
2011	1,825	4.51	—	—
2012	1,830	4.51	—	—
2013	1,825	4.51	—	—

We occasionally enter into fixed-price physical delivery contracts as well as commodity price swap derivatives to manage price risk with regard to a portion of our oil and natural gas production.

Off-balance sheet arrangements

None.

Contractual obligations and commercial commitments

The following table presents a summary of our contractual obligations at June 30, 2007:

(in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Contractual obligations:
Long-term debt - senior notes (1)	$—	$—	$444,720	$—	$444,720
Long-term debt - EXCO Resources Credit Agreement (2)	—	—	444,000	—	444,000
Long-term debt - EPOP Credit Agreement (3)	—	—	1,090,000	—	1,090,000
Operating leases	12,957	24,127	14,111	1,085	52,280
Deferred compensation (4)	—	1,200	1,200	—	2,400
Hybrid Preferred Stock (5)	—	—	—	1,609,920	1,609,920
Drilling/work commitments	39,981	26,615	—	—	66,596
Total contractual obligations	$52,938	$51,942	$1,994,031	$1,611,005	$3,709,916

(1)   Our senior notes are due on January 15, 2011.  The annual interest obligation is $32.2 million.

(2)   The EXCO Resources Credit Agreement matures on March 30, 2012.

(3)   The EPOP Credit Agreement matures on October 2, 2012.

(4)   Deferred compensation represents a Rabbi Trust for an officer of one of our subsidiaries.  This obligation vests 20% each year and will fully vest on December 31, 2011.

(5)   After September 26, 2007 and prior to the date that NYSE Shareholder Approval is obtained, the Hybrid Preferred Stock is redeemable at our option at any time, and must be redeemed on April 18, 2011, for cash at 125.0% of the liquidation preference.  The above schedule presents the Hybrid Preferred Stock at face value.  Dividends and any redemption premiums are not included.

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

The following table sets forth our derivative financial instruments management activities as of June 30, 2007.

(in thousands, except prices)	Volume - Mmbtus/Bbls	Weighted average strike price	Fair value at June 30, 2007

Natural Gas:
Swaps NYMEX:
Remainder of 2007	60,776	$7.95	$37,215
2008	99,870	8.36	(4,348)
2009	73,155	7.89	(43,324)
2010	6,985	6.63	(10,318)
2011	1,825	4.51	(5,270)
2012	1,830	4.51	(4,624)
2013	1,825	4.51	(4,141)
Total Natural Gas	246,266		(34,810)

Oil:
Swaps NYMEX:
Remainder of 2007	738	63.65	(5,507)
2008	1,059	60.55	(11,823)
2009	850	60.09	(9,371)
2010	108	59.85	(1,096)
Total Oil	2,755		(27,797)
Total Oil and Natural Gas			$(62,607)

At June 30, 2007, the average forward NYMEX oil prices per Bbl for the remainder of 2007 were $71.23 and $72.36 for 2008 and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2007 and for calendar 2008 were $7.33 and $8.41, respectively.

Realized gains or losses from the settlement of derivative financial instruments are recorded in our financial statements as increases or decreases in derivative financial instrument activities.  For example, using the oil swaps in place at June 30, 2007, for the remainder of 2007, if the settlement price exceeded the actual weighted average strike price of $63.65, then a reduction in derivative financial instrument activities revenue would have been recorded for the difference between the settlement price and $63.65, multiplied by the hedged volume of 738 Mbbls.  Conversely, if the settlement price was less than $63.65, then an increase in derivative financial instrument activities revenue would have been recorded for the difference between the settlement price and $63.65, multiplied by the hedged volume of 738 Mbbls.  For example, for a hedged volume of 738 Mbbls, if the settlement price was $64.65, then derivative financial instrument activities revenue would have decreased by $0.7 million.  Conversely, if the settlement price was $62.65, derivative financial instrument activities revenue would have increased by $0.7 million.

Interest rate risk

At June 30, 2007, our exposure to interest rate changes related primarily to borrowings under our credit agreements and interest earned on our short-term investments.  The interest rate is fixed at 7 1/4% on the $444.7 million in senior notes we have outstanding.  As of June 30, 2007, we were not using any derivatives to manage interest rate risk.  Interest is payable on borrowings under our credit agreements based on a floating rate as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our liquidity, capital resources and capital commitments.”  At June 30, 2007, we had $1.5 billion in outstanding borrowings under our credit agreements. A 1% change in interest rates based on the borrowings as of June 30, 2007 would result in an increase or decrease in our interest costs of $15.0 million per year. The interest we pay on these borrowings is set periodically based upon market rates.

Hybrid Preferred Stock dividend risk

We agreed with the preferred stock investors to seek the shareholder approval required by the New York Stock Exchange, or NYSE Shareholder Approval, to transform the terms of the Hybrid Preferred Stock into the same terms as the 7.0% Preferred Stock.  The Hybrid Preferred Stock accrues dividends at a rate of 11.0% per annum, which computes to an annual dividend obligation of $177.1 million.  The dividend rate increases by 0.5% per annum for the first 90 day period after September 26, 2007 if EXCO does not obtain NYSE Shareholder Approval at its annual meeting of shareholders on August 30, 2007.  The dividend rate will continue to increase by 0.5% per each subsequent 90 day period thereafter until such time that (i) NYSE Shareholder Approval has been obtained or (ii) the dividend rate reaches 18.0%.  Assuming that NYSE Shareholder Approval is not received by September 26, 2007, the dividend accrual will increase by approximately $2.0 million per quarter until such approval is received.

Preferred stock liquidated damages risk

In connection with the Private Placement, we entered into a registration rights agreement, or 7.0% Registration Rights Agreement, with the Preferred Stock investors. Pursuant to the 7.0% Registration Rights Agreement, we agreed to file with the SEC, not later than September 26, 2007, a registration statement to register the offer and sale of the common shares issuable upon conversion of the 7.0% Preferred Stock and, if NYSE Shareholder Approval has been obtained, the Hybrid Preferred Stock, and to use our best efforts to have the registration statement declared effective by March 24, 2008.  If any shares of 7.0% Preferred Stock are outstanding on March 30, 2011, we also agreed to file a registration statement with the SEC by June 28, 2011 registering such shares for resale and to use our best efforts to have such registration statement declared effective by September 26, 2011. In connection with the Private Placement, we also entered into a registration rights agreement, or Hybrid Registration Rights Agreement, with the Hybrid Preferred Stock investors. The Hybrid Registration Rights Agreement contemplates the registration of the resale of the shares of Series A-1 Hybrid Preferred Stock.  If NYSE Shareholder Approval is not obtained by September 26, 2007, we agreed pursuant to the Hybrid Registration Rights Agreement to file a registration statement with the SEC by December 24, 2007, covering the resale prior to such shareholder approval of shares of Hybrid Preferred Stock and to use our best efforts to have the registration statement declared effective by March 24, 2008.

If we are unable to meet the registration deadlines described above, if a registration statement ceases to remain effective or if we restrict sales under a registration statement under certain “blackout provisions” for longer than the contractually permitted period, we must pay liquidated damages at a rate of 0.5% per annum of the Preferred Stock liquidation preference for the first 90 days and thereafter for each subsequent 90-day period at an additional rate of 0.25% up to a maximum of 2.0% per annum during any default period.  In the event that NYSE Shareholder Approval is obtained and we become obligated to pay the aforementioned liquidated damages under the 7.0% Registration Rights Agreement, the initial 0.5% increase of liquidated damages would be approximately $2.5 million for the first 90 days and an additional $1.3 million for each successive 90 day period.  The maximum amount of potential liquidated damages under the 7.0% Registration Rights Agreement would total $40.0 million per annum. In the event that NYSE Shareholder Approval is not obtained and we become obligated to pay the aforementioned liquidated damages under the Hybrid Registration Rights Agreement, the initial 0.5% increase of liquidated damages would be approximately $2.0 million for the first 90 days and an additional $1.0 million for each successive 90 day period. The maximum amount of potential liquidated damages under the Hybrid Registration Rights Agreement would total $32.2 million per annum.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Chief Accounting Officer (CAO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management evaluated, under the supervision and with the participation of our CEO, CFO and CAO, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007 and concluded our controls were effective.

Changes in internal control over financial reporting

There have been no changes during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Vernon Acquisition and Southern Gas Acquisition have significantly increased our number of properties that we operate and assets that we manage.  Management believes its controls are adequate to effectively integrate these assets into our existing control environment.

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accountants will be required to audit management’s assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. We have not completed this process or assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

Our business has many risks. The risk factors noted in this section and other factors noted throughout this report, including those risks identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those included in this report. Additional factors that could materially and adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 19, 2007. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

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

Cash dividends accrue on the Hybrid Preferred Stock at a rate of 11.0% per annum until September 26, 2007, at which time the annual dividend rate will increase by 0.5% per quarter (up to a maximum rate of 18.0% per annum) until NYSE Shareholder Approval has been obtained.  Prior to the earlier of September 26, 2007 and the date NYSE Shareholder Approval is obtained, the Hybrid Preferred Stock may be redeemed only with the consent of the holders of the Hybrid Preferred Stock at a redemption price equal to 100.0% of the liquidation preference plus accrued dividends.  After September 26, 2007 and prior to obtaining NYSE Shareholder Approval, the Hybrid Preferred Stock is redeemable at our option at any time and must be redeemed on April 18, 2011, for cash at 125.0% of the liquidation preference plus accrued dividends. Upon the occurrence of a change of control, holders of Hybrid Preferred Stock may require us to repurchase their shares for cash at 101.0% of the liquidation preference plus accrued dividends. If NYSE Shareholder Approval is not obtained, the covenants contained in the Hybrid Preferred Stock will continue to restrict our ability to, among other things, incur additional indebtedness and transfer or sell assets. These rights and restrictions will likely have a material adverse effect on our cash flows and our ability to pursue our growth strategy.

The 7.0% Registration Rights Agreement and the Hybrid Registration Rights Agreement contain liquidated damages, indemnity and other provisions that could adversely affect our cash flows or otherwise cause our stock price to decline.

In connection with the Private Placement, we entered into the 7.0% Registration Rights Agreement with the 7.0% Preferred Stock investors. The 7.0% Registration Rights Agreement contemplates the registration of the resale of the shares of common stock underlying the 7.0% Preferred Stock and, if NYSE Shareholder Approval is obtained, the Hybrid Preferred Stock. We agreed to file with the SEC, not later than September 26, 2007, a registration statement to register the offer and sale of the common shares issuable upon conversion of the 7.0% Preferred Stock and, if applicable, the Hybrid Preferred Stock and to use our best efforts to have the registration statement declared effective by March 24, 2008.  If any shares of 7.0% Preferred Stock are outstanding on March 30,

2011, we agreed to file a registration statement with the SEC by June 28, 2011 registering such shares for resale and to use our best efforts to have such registration statement declared effective by September 26, 2011.  If we are unable to meet the deadlines described above, if a registration statement ceases to remain effective or if we restrict sales under a registration statement under certain “blackout provisions” for longer than the contractually permitted period, we must pay liquidated damages at a rate of 0.5% per annum of the Preferred Stock liquidation preference for the first 90 days and thereafter for each subsequent 90-day period at an additional rate of 0.25% up to a maximum of 2.0% per annum during any default period.  We also agreed to indemnify holders against certain liabilities under the Securities Act in respect of any such resale registration.

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

Item 6. Exhibits

See “Index to Exhibits” for a description of our exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC.
(Registrant)

Date: August 9, 2007	By:	/s/ DOUGLAS H. MILLER
Douglas H. Miller
Chairman and Chief Executive Officer

	By:	/s/ J. DOUGLAS RAMSEY
J. Douglas Ramsey, Ph.D.
Vice President and Chief Financial Officer

	By:	/s/ MARK E. WILSON
Mark E. Wilson Vice President, Chief Accounting Officer and Controller

Index to Exhibits

Exhibit Number	Description of Exhibits

2.1

Agreement and Plan of Merger between EXCO Holdings Inc. and EXCO Resources, Inc., dated February 9, 2006, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 8, 2006 and filed February 14, 2006 and incorporated by reference herein.

2.2

Merger Agreement, dated July 22, 2006, by and among Winchester Acquisition, LLC, Progress Fuels Corporation, Winchester Energy Company, Ltd., and WGC Holdco, LLC, filed as an Exhibit to EXCO’s Current Report on Form     8-K, dated July 22, 2006 and filed on July 25, 2006 and incorporated by reference herein.

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

2.7

First Amendment Letter Agreement by and among EXCO Resources, Inc., Southern G Holdings, LLC, Anadarko Petroleum Corporation, Anadarko E&P Company, LP, Howell Petroleum Corporation, and Kerr-McGee Oil & Gas Onshore LP, dated April 13, 2007, filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

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

10.42

First Amendment to Letter Agreement by and among EXCO Resources, Inc., Southern G Holdings, LLC, Anadarko Petroleum Corporation, Anadarko E&P Company, LP, Howell Petroleum Corporation, and Kerr-McGee Oil & Gas Onshore LP, dated April 13, 2007, filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

10.43

Second Amended and Restated Credit Agreement, dated as of May 2, 2007, among EXCO Resources, Inc. as Borrower, certain of its subsidiaries, as Guarantors, the Lenders defined therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Bookrunner and Lead Arranger, filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

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

10.47

Membership Interest Purchase and Sale Agreement, dated May 8, 2007, by and among EXCO Resources, Inc., Southern G Holdings, LLC, Crimson Exploration Inc. and Crimson Exploration Operating, Inc., filed as an Exhibit to EXCO’s Form     8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

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