Form 10-Q
period 2007-09-30
EXCO RESOURCES INC
filed 2007-11-06
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

YES ☐   NO ☒

The number of shares of common stock, par value $0.001 per share, outstanding as of November 1, 2007 was 104,496,484.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
(in thousands)	2006	2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,822	$146,797
Accounts receivable:
Oil and natural gas	84,078	139,073
Joint interest	14,902	17,954
Interest and other	12,199	12,179
Oil and natural gas derivatives	91,614	80,471
Deferred income taxes	—	37,996
Other	11,095	11,816
Total current assets	236,710	446,286
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	297,919	327,862
Proved developed and undeveloped oil and natural gas properties	2,492,863	4,612,481
Accumulated depreciation, depletion and amortization	(142,591)	(395,969)
Oil and natural gas properties, net	2,648,191	4,544,374
Gas gathering assets	203,537	332,201
Accumulated depreciation, depletion and amortization	(4,181)	(12,743)
Gas gathering assets, net	199,356	319,458
Office and field equipment, net	14,805	17,422
Advance on pending acquisition	80,000	—
Oil and natural gas derivatives	41,469	12,566
Deferred financing costs, net	15,929	20,748
Other assets	520	763
Goodwill	470,077	470,077
Total assets	$3,707,057	$5,831,694

See accompanying notes.

	December 31,	September 30,
(in thousands, except per share and share data)	2006	2007
		(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$54,402	$117,313
Accrued interest payable	36,000	14,787
Revenues and royalties payable	53,994	89,621
Income taxes payable	89	87
Deferred income taxes payable	32,639	—
Current portion of asset retirement obligations	1,579	1,617
Current portion of long-term debt	6,500	—
Oil and natural gas derivatives	5,721	28,373
Total current liabilities	190,924	251,798
Long-term debt, net of current portion	2,081,653	1,980,480
Asset retirement obligations and other long-term liabilities	57,570	85,700
Deferred income taxes	166,136	301,569
Oil and natural gas derivatives	30,924	75,267
Commitments and contingencies	—	—

7.0% Cumulative Convertible Perpetual Preferred Stock, par value $0.001 per share, 39,008 shares outstanding at September 30, 2007, liquidation preference of $391,218 at September 30, 2007	—	388,542
Hybrid Preferred Stock (7.0% dividend), par value $0.001 per share, 160,992 shares outstanding at September 30, 2007, liquidation preference of $1,614,616 at September 30, 2007	—	1,603,571

Shareholders’ equity:

Preferred stock, par value $0.001 per share; 10,000,000 shares authorized at September 30, 2007, of which 39,008 shares have been designated as 7.0% Cumulative Convertible Perpetual Preferred Stock and 160,992 shares have been designated as Hybrid Preferred Stock (7.0% dividend); no shares of preferred stock other than the 7.0% Cumulative Convertible Perpetual and Hybrid Preferred Stock (presented above) are issued and outstanding at September 30, 2007	—	—

Common stock, $.001 par value; Authorized shares - 350,000,000; issued and outstanding shares - 104,162,241 at December 31, 2006 and 104,460,070 at September 30, 2007	104	104
Additional paid-in capital	1,024,442	1,035,676
Retained earnings	155,304	108,987
Total shareholders’ equity	1,179,850	1,144,767
Total liabilities and shareholders’ equity	$3,707,057	$5,831,694

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2006	2007	2006	2007
Revenues and other income:
Oil and natural gas	$84,890	$218,925	$234,634	$589,809
Gain on derivative financial instruments	99,761	98,252	175,768	80,130
Other income	678	9,052	3,572	25,192
Total revenues and other income	185,329	326,229	413,974	695,131
Costs and expenses:
Oil and natural gas production	15,683	44,811	41,942	122,356
Depreciation, depletion and amortization	31,354	109,325	81,329	265,797
Accretion of discount on asset retirement obligations	394	1,324	1,078	3,534
General and administrative	8,389	17,010	20,828	46,175
Interest	13,280	36,523	41,285	146,775
Total costs and expenses	69,100	208,993	186,462	584,637
Equity in net income of TXOK Acquisition, Inc.	—	—	1,593	—
Income before income taxes	116,229	117,236	229,105	110,494
Income tax expense	44,484	60,774	89,185	58,843
Net income	71,745	56,462	139,920	51,651
Preferred stock dividends	—	(45,733)	—	(97,968)
Net income (loss) available to common shareholders	$71,745	$10,729	$139,920	$(46,317)
Net income (loss) per common share:
Net income (loss) available to common shareholders per common share - basic	$0.69	$0.10	$1.46	$(0.44)
Net income (loss) available to common shareholders per common share - diluted	$0.68	$0.10	$1.43	$(0.44)
Weighted average shares:
Basic	104,056	104,415	96,144	104,311
Diluted	105,424	106,683	97,571	104,311

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
(in thousands)	2006	2007

Operating Activities:
Net income	$139,920	$51,651
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of TXOK Acquisition, Inc.	(1,593)	—
Settlements of derivative financial instruments with a financing element	—	8,020
Gain on sale of other assets	(89)	(653)
Depreciation, depletion and amortization	81,329	265,797
Stock option compensation expense	2,427	6,728
Accretion of discount on asset retirement obligations	1,078	3,534
Non-cash change in fair value of derivatives	(164,618)	4,821
Deferred income taxes	89,185	64,918
Amortization of deferred financing costs, premium on 7 1/4% senior notes due 2011 and discount on long-term debt	4,505	10,800
Effect of changes in:
Accounts receivable	42,944	(62,522)
Other current assets	(773)	(2,547)
Accounts payable and other current liabilities	(21,421)	29,751
Net cash provided by operating activities	172,894	380,298
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(342,634)	(323,907)
Acquisitions, including corporate acquisitions	(188,265)	(2,189,956)
Advance on pending disposition	—	1,500
Proceeds from sale of Crimson stock	—	5,228
Proceeds from disposition of property and equipment and other	4,613	478,583
Net cash used in investing activities	(526,286)	(2,028,552)
Financing Activities:
Borrowings under credit agreements	498,000	2,008,000
Repayments under credit agreements	(615,849)	(2,113,532)
Payments on interim bank loan	(350,000)	—
Settlements of derivative financial instruments with a financing element	(38,098)	(8,020)
Proceeds from issuance of common stock, net of underwriter commissions and initial public offering costs	656,598	3,175
Proceeds from issuance of preferred stock	—	2,000,000
Payments for preferred stock issuance costs	—	(7,501)
Payment of preferred stock dividends	—	(92,134)
Deferred financing costs	(1,521)	(17,759)
Net cash provided by financing activities	149,130	1,772,229
Net increase (decrease) in cash	(204,262)	123,975
Cash at beginning of period	226,953	22,822
Cash at end of period	$22,691	$146,797

Supplemental Cash Flow Information:
Interest paid	$49,983	$154,200
Value of shares issued in connection with redemption of TXOK Acquisition, Inc. preferred stock	$4,667	$—
Long-term debt assumed in TXOK Acquisition, Inc. acquisition	$508,750	$—
Derivative financial instruments assumed in Vernon Acquisition	$—	$(60,015)
Derivative financial instruments assumed in Southern Gas Acquisition	$—	$(42,204)
Value of shares received for sale of properties	$—	$4,575

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		paid-in	Retained	shareholders’
(in thousands)	Shares	Amount	capital	earnings	equity

Balance at December 31, 2005	50,000	$50	$354,482	$16,350	$370,882
Issuance of common stock, net of expenses	54,004	54	666,760	—	666,814
Issuance of common stock, exercise of options	63	—	476	—	476
Deferred initial public offering costs	—	—	(6,027)	—	(6,027)
Share-based compensation	—	—	3,217	—	3,217
Net income	—	—	—	139,920	139,920
Balance at September 30, 2006	104,067	$104	$1,018,908	$156,270	$1,175,282

Balance at December 31, 2006	104,162	$104	$1,024,442	$155,304	$1,179,850
Issuance of common stock, exercise of options	298	—	3,175	—	3,175
Preferred stock dividends	—	—	—	(97,968)	(97,968)
Share-based compensation	—	—	8,059	—	8,059
Net income	—	—	—	51,651	51,651
Balance at September 30, 2007	104,460	$104	$1,035,676	$108,987	$1,144,767

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

EXCO Resources, Inc., a Texas corporation, is an independent oil and natural gas company engaged in the acquisition, development and exploitation of onshore North American oil and natural gas properties. Our principal operations are located in the East Texas/North Louisiana, Appalachia, Mid-Continent and Permian producing areas. Our assets in East Texas/North Louisiana are owned by our subsidiary, EXCO Partners Operating Partnership, LP and its subsidiaries and are collectively referred to as EPOP. Organizationally, EPOP is an indirect wholly-owned subsidiary of EXCO Resources. EPOP’s debt is not guaranteed by EXCO Resources and EPOP does not guarantee EXCO Resources’ debt.

The accompanying condensed consolidated balance sheets as of December 31, 2006 and September 30, 2007, the results of operations for the three and nine months ended September 30, 2006 and 2007, cash flows for the nine months ended September 30, 2006 and 2007 and the changes in shareholders’ equity for the nine months ended September 30, 2006 and 2007, are for EXCO, its subsidiaries, and prior to the initial public offering, its parent. All intercompany transactions have been eliminated.

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and in the opinion of management, such financial statements reflect all adjustments necessary to present fairly the consolidated financial position of EXCO at September 30, 2007 and its results of operations and cash flows for the periods presented. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the interim periods are not necessarily indicative of the results we expect for the full year.

2.             Significant recent transactions

Private placement of preferred stock

On March 30, 2007, we completed a private placement, or Private Placement, of an aggregate of $390.0 million of 7.0% Cumulative Convertible Perpetual Preferred Stock, or 7.0% Preferred Stock, and $1.61 billion of Hybrid Preferred Stock, or Hybrid Preferred Stock, to accredited investors pursuant to the terms and conditions of a Preferred Stock Purchase Agreement dated March 28, 2007. The purchase price for each share was $10,000 (which equals the liquidation preference per share on March 30, 2007).  The issuance and sale of the shares in the Private Placement was exempt from registration under the Securities Act of 1933, or Securities Act, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

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

The 7.0% Preferred Stock is convertible into shares of our common stock at an initial conversion price of $19.00 per share, subject to anti-dilution adjustments, which equates to each share of 7.0% Preferred Stock being initially convertible into approximately 526.3 shares of our common stock, subject to adjustment for fractional shares. The Hybrid Preferred Stock was not initially convertible into shares of our common stock. Under applicable New York Stock Exchange, or NYSE, rules, shareholder approval is required to issue common stock, or securities convertible into or exercisable for common stock, if (i) such common stock has, or will have upon issuance, 20.0% or more of the voting power outstanding before the issuance, (ii) the number of shares of common stock to be issued is, or will be upon issuance, equal to 20.0% or more of the number of shares of common stock outstanding before the issuance, (iii) such common stock, or securities convertible into or exercisable for common stock, will be issued to a director, officer or substantial security holder of a company and such securities exceed either a threshold of one percent or, if issued to a substantial security holder who is not a director or officer at a price that is not less than the book and market value of the common stock, five percent of the number of shares of common stock or the voting power outstanding before the issuance or (iv) such issuance will result in a change of control of a company.

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

We agreed with the preferred stock investors to seek the shareholder approval required by the NYSE, or NYSE Shareholder Approval, to transform the terms of the Hybrid Preferred Stock into the same terms as the 7.0% Preferred Stock. On August 30, 2007, NYSE Shareholder Approval was obtained and the designations, preferences, limitations and relative voting rights of the Series A-1 Hybrid Preferred Stock and Series A-2 Hybrid Preferred Stock became identical to the designations, preferences, limitations and relative voting rights of the Series A-1 7.0% Preferred Stock and the Series A-2 7.0% Preferred Stock, respectively, including the right to receive dividends at an annual rate of 7.0% and the right to convert into shares of our common stock at an initial conversion price of $19.00 per share, subject to anti-dilution adjustments.

Principal terms of the Preferred Stock

The following summarizes the principal terms of the 7.0% Preferred Stock and the Hybrid Preferred Stock. This discussion is not complete and is qualified in its entirety by, and should be read in conjunction with, the Statements of Designation establishing each series of the 7.0% Preferred Stock and the Hybrid Preferred Stock, which are filed as exhibits to our Current Report on Form 8-K dated March 28, 2007 and filed with the SEC on April 2, 2007 and are incorporated by reference herein.

Series A-1 7.0% Preferred Stock

The Series A-1 7.0% Preferred Stock has an initial liquidation preference equal to $10,000 per share and is convertible into common stock at a price of $19.00 per share, as may be adjusted in accordance with the terms of the Series A-1 7.0% Preferred Stock. We may force the conversion of the Series A-1 7.0% Preferred Stock at any time if the common stock trades for 20 days within a period of 30 consecutive days at a price (i) above 175% of the then effective conversion price ($33.25 per share at the current conversion price of $19.00 per share) at any time during the 24 months after issuance, (ii) above 150% of the then effective conversion price ($28.50 per share at the current conversion price of $19.00 per share) thereafter through the 48th month after issuance and (iii) above 125% of the then effective conversion price ($23.75 per share at the current conversion price of $19.00 per share) at any time thereafter. Cash dividends will accrue at the rate of 7.0% per annum prior to March 30, 2013 and at the rate of 9.0% per annum thereafter. In lieu of paying cash dividends, we may, under certain circumstances prior to March 30, 2013, pay dividends at a rate of 9.0% per annum by adding the dividends to the liquidation preference of the shares of Series A-1 7.0% Preferred Stock. Upon the occurrence of a change of control, holders of the Series A-1 7.0% Preferred Stock may require us to repurchase their shares for cash at the liquidation preference plus accumulated dividends. Holders of the Series A-1 7.0% Preferred Stock have the right to vote with the holders of common stock, the holders of other series of 7.0% Preferred Stock and the holders of Hybrid Preferred Stock, together as a single class, on all matters submitted to our shareholders (except the election of directors) on an as-converted basis. Holders of Series A-1 7.0% Preferred Stock, Series B 7.0% Preferred Stock, Series C 7.0% Preferred Stock and Series A-1 Hybrid Preferred Stock have the right to separately elect up to four directors, subject to the rights of the holders of Series B 7.0% Preferred Stock and Series C 7.0% Preferred Stock to vote as separate classes to each elect one of such preferred directors. In addition, upon the occurrence of specified defaults in the Statements of Designation for the 7.0% Preferred Stock and the Hybrid Preferred Stock, the holders of the 7.0% Preferred Stock and Hybrid Preferred Stock, voting together as a class, have the right to elect four additional directors, or Default Directors, until such default is cured.

Series A-2 7.0% Preferred Stock

The Series A-2 7.0% Preferred Stock has substantially the same rights as the Series A-1 7.0% Preferred Stock, except that holders of Series A-2 7.0% Preferred Stock do not have the right to elect directors (other than the Default Directors) and do not have any registration rights under the registration rights agreement with the 7.0% Preferred Stock investors, or 7.0% Registration Rights Agreement. Shares of Series A-2 7.0% Preferred Stock automatically convert into shares of Series A-1 7.0% Preferred Stock when the holder thereof has provided assurance to the Company that either no filing is required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR Act, with respect to such holder’s acquisition of the shares of Series A-1 7.0% Preferred Stock or the waiting period applicable to such holder under the HSR Act has expired.

The holders of the Series A-2 7.0% Preferred Stock have provided assurance to EXCO that all criteria required by the HSR Act had been satisfied. As a result, all Series A-2 7.0% Preferred Stock were automatically converted into Series A-1 7.0% Preferred Stock.

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

Series A-1 Hybrid Preferred Stock

Since NYSE Shareholder Approval was obtained on August 30, 2007, the designations, preferences, limitations and relative voting rights of the Series A-1 Hybrid Preferred Stock became identical to the designations, preferences, limitations and relative voting rights of the Series A-1 7.0% Preferred Stock, including the right to dividends and the right to convert into our common stock.

Series A-2 Hybrid Preferred Stock

The Series A-2 Hybrid Preferred Stock has substantially the same rights as the Series A-1 Hybrid Preferred Stock, except that holders of Series A-2 Hybrid Preferred Stock do not have any registration rights or the right to elect directors (other than the Default Directors). Since NYSE Shareholder Approval was obtained on August 30, 2007, the designations, preferences, limitations and relative voting rights of the Series A-2 Hybrid Preferred Stock became identical to the designations, preferences, limitations and relative voting rights of the Series A-2 7.0% Preferred Stock, including the right to dividends and the right to convert into our common stock. Shares of Series A-2 Hybrid Preferred Stock automatically convert into shares of Series A-1 Hybrid Preferred Stock when the holder thereof has provided assurance to the Company that either no filing is required under the HSR Act with respect to such holder’s acquisition of the shares of Series A-1 Hybrid Preferred Stock or the waiting period applicable to such holder under the HSR Act has expired.

The holders of all the Series A-2 Hybrid Preferred Stock have provided assurance to EXCO that all criteria required by the HSR Act had been satisfied. As a result, all shares of the Series A-2 Hybrid Preferred Stock were automatically converted to Series A-1 Hybrid Preferred Stock.

7.0% Preferred Stock Registration Rights Agreement

In connection with the Private Placement, we entered into the 7.0% Registration Rights Agreement with the Preferred Stock investors. The 7.0% Registration Rights Agreement contemplates the registration of the resale of the shares of common stock underlying the 7.0% Preferred Stock and the Hybrid Preferred Stock. The 7.0% Registration Rights Agreement contains customary terms and conditions for a transaction of this type.  We agreed to file with the SEC, not later than September 26, 2007, a registration statement to register the offer and sale of the common shares issuable upon conversion of the 7.0% Preferred Stock and the Hybrid Preferred Stock and to use our best efforts to have the registration statement declared effective by March 24, 2008.  If any shares of 7.0% Preferred Stock or Hybrid Preferred are outstanding on March 30, 2011, we agreed to file a registration statement with the SEC by June 28, 2011 registering such shares for resale and to use our best efforts to have such registration statement declared effective by September 26, 2011.  If we are unable to meet the deadlines described above, if a registration statement ceases to remain effective or if we restrict sales under a registration statement under certain “blackout provisions” for longer than the contractually permitted period, we must pay liquidated damages at a rate of 0.5% per annum of the liquidation preference applicable to the 7.0% Preferred Stock and the Hybrid Preferred Stock for the first 90 days and thereafter for each subsequent 90-day period at an additional rate of 0.25% up to a maximum of 2.0% per annum during any default period.  We also agreed to indemnify holders against certain liabilities under the Securities Act in respect of any such resale registration. On September 5, 2007, we filed an automatically effective registration statement on Form S-3 with the SEC to register for resale the shares of common stock issuable upon conversion of the Series A-1 Hybrid Preferred Stock and the Series A-1 7.0% Preferred Stock.

Hybrid Preferred Stock Registration Rights Agreement

In connection with the Private Placement, we entered into a registration rights agreement, or Hybrid Registration Rights Agreement, with the Hybrid Preferred Stock investors. The Hybrid Registration Rights Agreement contemplates the registration of the resale of the shares of Series A-1 Hybrid Preferred Stock.  If NYSE Shareholder Approval had not been obtained by September 26, 2007, we would have been required to file a registration statement with the SEC by December 24, 2007, covering the resale prior to such shareholder approval of shares of Hybrid Preferred Stock and to use our best efforts to have the registration statement declared effective by March 24, 2008.  The Hybrid Registration Rights Agreement and the obligation of the parties thereunder terminated on August 30, 2007 because NYSE Shareholder Approval was obtained.

Amended and restated credit agreement of EPOP

On March 30, 2007, EPOP, entered into an Amended and Restated Credit Agreement, or the EPOP Credit Agreement, among EPOP, as borrower, certain subsidiaries of EPOP, as guarantors, and certain lenders. The initial interest rate was LIBOR plus 150 basis points (bps) with a maximum rate of LIBOR plus 175 bps.  The material changes reflected in the EPOP Credit Agreement include an increase in the borrowing base from $750.0 million to $1.3 billion, principally to reflect the assets acquired in the Vernon Acquisition.  EPOP applied $416.2 million (plus $252.5 million of EXCO’s capital contribution) to repay its Senior Term Credit Facility plus accrued interest of $5.7 million and a prepayment premium of $13.0 million.  Upon consummation of the transactions, approximately $1.1 billion was outstanding under the EPOP Credit Agreement.  Financial covenants contained within the EPOP Credit Agreement include a Consolidated Current Ratio (as defined) as of the end of any fiscal quarter ending on or after June 30, 2007 to be at least 1.00 to 1.00.  For any fiscal quarter ending June 30, 2007 and thereafter, the ratio of Consolidated Funded Indebtedness (as defined) to Consolidated EBITDAX (as defined) must be no greater than 3.50 to 1.00.  For any quarter beginning June 30, 2007 and thereafter, the ratio of Consolidated EBITDAX to Consolidated Interest Expense (as defined) must be at least 2.50 to 1.00.  EPOP has also agreed to have in place commodity derivative contracts covering on a rolling basis no more than 80% of its forecasted production from total proved reserves for the first two years and 70% in the third, fourth and fifth years.  EPOP shall have in place mortgages covering 80% of its proved reserve value.  Finally, EPOP is permitted to pay dividends to EXCO up to $200.0 million per annum provided that (i) EPOP is not in default under the EPOP Credit Agreement and (ii) the amount borrowed under the EPOP Credit Agreement does not exceed 90% of the then-permitted borrowing base.

Vernon Acquisition

On March 30, 2007, EPOP completed the purchase of substantially all of the oil and natural gas properties and assets related to the Vernon and Ansley fields located in Jackson Parish, Louisiana from Anadarko for approximately $1.5 billion in cash, net of purchase price adjustments. Pursuant to the purchase and sale agreement, the purchase price and resulting allocation was finalized during the third quarter of 2007. The Vernon Acquisition was funded by a $1.75 billion capital contribution from EXCO to EPOP. The capital contribution consisted of $1.67 billion in cash and an $80.0 million deposit made by EXCO in December 2006. Our final allocation of value to the Vernon Acquisition is presented on the following table:

(in thousands)
Acquisition cost:
Purchase price	$1,520,183
Acquisition related expenses	1,755
Total acquisition cost	$1,521,938

Allocation of acquisition cost:
Proved oil and natural gas properties	$1,417,823
Unproved oil and natural gas properties	58,192
Gas gathering and related facilities	119,409
Fair value (liability) of assumed derivative financial instruments	(60,015)
Asset retirement obligations	(10,726)
Other liabilities, net	(2,745)
Total allocation of acquisition cost	$1,521,938

Southern Gas Acquisition

On May 2, 2007, we completed the purchase of oil and natural gas properties and related assets, including derivative financial instruments, covering a significant portion of estimated production for 2007, 2008 and 2009 from entities affiliated with Anadarko in multiple fields primarily located in Oklahoma, Texas and Louisiana for approximately $750.2 million in cash, including acquisition related expenses, net of preliminary purchase price adjustments, or the Southern Gas Acquisition. Pursuant to the purchase and sale agreement, the purchase price and resulting allocation will be finalized during the fourth quarter of 2007. The acquisition was funded with cash on hand of $134.3 million, including $133.0 million from escrow accounts from prior sales, borrowings under the EXCO Resources credit agreement of $572.9 million and the application of a $43.0 million deposit paid by EXCO to Anadarko in February 2007.

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

On May 2, 2007, in connection with the Southern Gas Acquisition, EXCO entered into the Second Amended and Restated Credit Agreement, or the EXCO Resources Credit Agreement, among EXCO, as borrower, certain subsidiaries of

EXCO, as guarantors, and a group of lenders. As a result of the Southern Gas Acquisition, EXCO and the lenders agreed to increase the borrowing base from $750.0 million to $1.0 billion.

Gulf Coast Sale

On May 8, 2007, we completed the sale of a portion of the oil and natural gas properties and related assets in multiple fields primarily located in South Texas and South Louisiana acquired in the Southern Gas Acquisition to an entity affiliated with Crimson Exploration Inc., or Crimson, for an aggregate sale price of $245.4 million in cash, net of preliminary purchase price adjustments, and 750,000 shares of unregistered restricted Crimson common stock, or the Gulf Coast Sale. In connection with the closing of the Gulf Coast Sale, the borrowing base on the EXCO Resources Credit Agreement was reduced from $1.0 billion to $900.0 million.

On August 15, 2007, we sold the 750,000 shares of unregistered restricted common stock of Crimson for an aggregate sales price of approximately $5.2 million. We recorded a gain of $0.7 million on the sale, which is included in other income for the three and nine months ended September 30, 2007.

Pro forma results of operations

The following table reflects the unaudited pro forma results of operations as though the acquisitions of TXOK Acquisition, Inc., Power Gas Marketing & Transmission, Inc., Winchester Acquisition, Inc., or Winchester, (see our Annual Report on Form 10-K filed on March 19, 2007 for a discussion of these acquisitions), the Vernon Acquisition, the Southern Gas Acquisition and the Gulf Coast Sale had occurred on January 1, 2006.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2006	2007	2006	2007
Revenues and other income	$384,718	$326,228	$1,104,914	$831,906
Net income	$141,073	$56,438	$424,165	$93,887
Preferred stock dividends	(35,288)	(35,288)	(104,712)	(104,712)
Net income (loss) available to common shareholders	$105,785	$21,150	$319,453	$(10,825)
Basic earnings (loss) per share	$1.02	$0.20	$3.32	$(0.10)
Diluted earnings (loss) per share	$0.67	$0.20	$2.09	$(0.10)

Sales of oil and natural gas properties

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

On July 13, 2007, we completed the sale of substantially all of our interest in the Cement Field, located in Caddo and Grady Counties Oklahoma in our Mid-Continent area for approximately $100.8 million, after contractual purchase price adjustments. Proceeds from this sale were deposited with a third party intermediary pending closing of assets purchased in West Texas in October 2007 in a like-kind exchange transaction for federal tax purposes (see Note 14. Subsequent events).

No gain or loss was recognized from these sales as we use the full cost method of accounting.

3.             Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. We adopted FIN

48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.

The FASB issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements,” or FSP 00-19-2, on December 21, 2006. FSP 00-19-2 requires contingent obligations to make future payments under a registration payment arrangement to be recognized separately in accordance with SFAS No. 5, “Accounting for Contingencies,” or SFAS No. 5. SFAS No. 5 requires that an estimated loss from a loss contingency be accrued if the loss is probable and can reasonably be estimated. Our 7.0% Preferred Stock and Hybrid Preferred Stock contain requirements for EXCO to register shares on behalf of the preferred stockholders. If such registration deadlines are not met, or a prior registration statement ceases to remain effective, we may be obligated to pay liquidated damages. We adopted FSP 00-19-2 upon issuance of the 7.0% Preferred Stock and the Hybrid Preferred Stock. We do not believe any of the contingencies associated with the registration rights of the preferred stockholders are probable as of September 30, 2007 and therefore are not valued separately at September 30, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. The effect of adopting SFAS No. 157 is not expected to have a significant effect on our reported financial position or earnings.

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

5.             Asset retirement obligations

The following is a reconciliation of our asset retirement obligations for the nine months ended September 30, 2006 and 2007 (in thousands):

	Nine months ended
	September 30,
(unaudited)	2006	2007
Asset retirement obligation at January 1	$15,823	$56,149
Activity during the nine months ended September 30:
Acquisition of TXOK Acquisition, Inc	8,203	—
Acquisition of Power Gas Marketing & Transmission, Inc	1,527	—
Liabilities incurred during the period	2,174	1,901
Liabilities settled during the period	(238)	(3,321)
Adjustment to liability due to Vernon Acquisition	—	10,726
Adjustment to liability due to Southern Gas Acquisition	—	12,566
Accretion of discount	1,078	3,534
Asset retirement obligations as of September 30	28,567	81,555
Less current portion	1,428	1,617
Long-term portion	$27,139	$79,938

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

Unproved oil and natural gas properties are excluded from the calculation of depreciation, depletion and amortization until it is determined whether or not Proved Reserves can be assigned to such properties. At December 31, 2006 and September 30, 2007, $297.9 million and $327.9 million, respectively, in unproved oil and natural gas properties were excluded from our full cost pool in calculating our depreciation, depletion and amortization. We assess our unproved oil and natural gas properties for impairment on a quarterly basis.

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

As of September 30, 2007, pursuant to Rule 4-10(c)(4)(i)(A) of Regulation S-X, we were required to compute our ceiling test using the September 30, 2007 spot prices for oil and natural gas. The computation resulted in the carrying costs of our unamortized proved oil and natural gas properties, net of deferred taxes, exceeding the September 30, 2007 present value of future net revenues by approximately $541.1 million. As a result of increases in spot prices combined with the temporary exemption received from the SEC to exclude Winchester, the Vernon Acquisition and the Southern Gas Acquisition from our ceiling test discussed below, the need to recognize an impairment for the quarter ended September 30, 2007 was eliminated.

Winchester, the Vernon Acquisition and the Southern Gas Acquisition represent approximately 59.3% of EXCO’s consolidated full cost pool and are all recent acquisitions. Our pricing for these acquisitions are based on models which incorporate, among other things, market prices based on NYMEX futures. The ceiling test requires companies using the full cost accounting method to price period ending Proved Reserves at the period end spot price, which may not be indicative of actual market values. Given the significance of Winchester, the Vernon Acquisition and the Southern Gas Acquisition and the short passage of time between closing of these acquisitions and the required ceiling test computation, the Company requested, and received, an exemption from the SEC to exclude the Winchester, Vernon and Southern Gas acquisitions from the full cost pool ceiling test assessments for a period of twelve months following the corresponding acquisition dates.

The book value of the proved properties of Winchester, the Vernon Acquisition and the Southern Gas Acquisition totaled approximately $2.7 billion, which represents over half of our consolidated oil and natural gas assets. The request for exemption was made because the Company believes the fair value of the aforementioned acquisitions can be demonstrated beyond a reasonable doubt to exceed their unamortized costs. The Company’s expectation of future prices is principally based on NYMEX futures contracts, adjusted for basis differentials, for a period of five years. After a five year period we have historically elected to use flat pricing as the volume on NYMEX futures contracts traded on the public exchanges decreases significantly. Generally, the flat price used for the sixth year through the economic life of the property is management’s internal long-term price estimate, which is, in part, based on an extension of the NYMEX pricing. EXCO believes the NYMEX futures contract reflects an independent proxy for fair value. Management’s internal valuation model demonstrated that the fair value of Winchester, the Vernon Acquisition and the Southern Gas Acquisition clearly exceeded the carrying costs as of September 30, 2007 beyond a reasonable doubt.

We recognize that, due to the volatility associated with oil and natural gas prices, a downward trend in market prices could occur. If such a case were to occur and is deemed to be other than a temporary trend, we would assess these acquisitions for impairment during the requested exemption period. Further, if we cannot demonstrate that fair value exceeds the unamortized carrying costs during the requested exemption periods prior to issuance of our financial statements, we will recognize impairment related to these acquisitions.

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

7.             Earnings (loss) per share

We account for earnings per share in accordance with SFAS No. 128, “Earnings per share,” or SFAS No. 128. SFAS No. 128 requires companies to present two calculations of earnings per share; basic and diluted. Basic earnings (loss) per common share for the three and nine months ended September 30, 2006 and 2007 equals the net income (loss) divided by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share for the three and nine months ended September 30, 2006 and 2007 equals net income (loss) divided by the sum of weighted average common shares outstanding during the period plus any dilutive common stock equivalents assumed to be issued. Common stock equivalents for the three and nine months ended September 30, 2006 and 2007 are shares assumed to be issued if our outstanding stock options were in-the-money and exercised. We have excluded 2,541,801 stock options from the computation of earnings per share as they are antidilutive due to the net loss available to common shareholders for the nine months ended September 30, 2007. The assumed conversion of the 7.0% Preferred Stock and the Hybrid Preferred Stock have been excluded from the three and nine months ended September 30, 2007 as they are anti-dilutive.

The following table presents the basic and diluted earnings (loss) per share computations for the three and nine months ended September 30, 2006 and 2007:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2006	2007	2006	2007

Basic earnings (loss) per common share:
Net income	$71,745	$56,462	$139,920	$51,651
Preferred stock dividends	—	(45,733)	—	(97,968)
Net income (loss) available to common shareholders	$71,745	$10,729	$139,920	$(46,317)

Shares:
Weighted average number of common shares outstanding	104,056	104,415	96,144	104,311

Basic earnings (loss) per share:
Net income (loss) available to common shareholders per common share	$0.69	$0.10	$1.46	$(0.44)

Diluted earnings (loss) per share:
Net income (loss) available to common shareholders	$71,745	$10,729	$139,920	$(46,317)

Shares:
Weighted average number of common shares outstanding	104,056	104,415	96,144	104,311
Dilutive effect of stock options	1,369	2,268	1,427	—
Weighted average common shares and common stock equivalent shares outstanding	105,425	106,683	97,571	104,311

Diluted earnings (loss) per share:
Net income (loss) available to common shareholders per common share	$0.68	$0.10	$1.43	$(0.44)

8.             Stock options

We adopted SFAS No. 123(R), “Share-Based Compensation,” or SFAS No. 123(R), on October 3, 2005. As required by SFAS No. 123(R), the granting of options to our employees under the 2005 Long-Term Incentive Plan, or the 2005 Incentive Plan, are share-based payment transactions and are to be treated as compensation expense by us with a corresponding increase to additional paid-in capital. Volatility was determined based on the combination of the weighted average volatility of our common stock and the daily closing prices from five comparable public companies during the period when we were privately held. For the three and nine months ended September 30, 2007, total share-based compensation was $2.7 million and $8.1 million, respectively, of which $2.3 million and $6.7 million is included in general administrative and lease operating expense and $0.4 million and 1.4 million was capitalized as part of proved developed and undeveloped oil and natural gas properties. Total share-based compensation to be recognized on unvested awards as of September 30, 2007 is $15.2 million over a weighted average period of 1.6 years.

During the nine months ended September 30, 2007, options to purchase 1,576,700 shares were granted under the 2005 Incentive Plan at prices ranging from $16.00 to $18.44 per share with fair values ranging from $5.57 to $6.53 per share. The options expire ten years following the date of grant. Pursuant to the 2005 Incentive Plan, 25% of the options vest immediately with an additional 25% to vest on each of the next three anniversaries of the date of the grant. On August 30, 2007, shareholder approval was obtained to increase the number of shares authorized to be issued under the 2005 Long-Term Incentive Plan by an additional 10,000,000 shares to a total of 20,000,000 shares. Therefore, as of December 31, 2006 and September 30, 2007, there were 1,574,475 and 10,276,150 shares available to be granted under the 2005 Incentive Plan, respectively.

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

The following table sets forth our oil and natural gas derivatives as of September 30, 2007 and includes the assumed derivative contracts acquired in connection with the Vernon Acquisition and the Southern Gas Acquisition. The fair values at September 30, 2007 are estimated from quotes from public market sources and represent the amount that we would expect to receive or pay to terminate the contracts at September 30, 2007. We have the right to offset amounts we expect to receive or pay among our individual counterparties. As a result, we have offset amounts for financial statement presentation purposes.

		Weighted
	Volume	average strike	Fair value at
(in thousands, except prices)	Mmbtu/Bbls	price	September 30, 2007

Natural Gas:
Swaps NYMEX:
Remainder of 2007	30,428	$8.06	$32,182
2008	100,110	8.36	39,124
2009	73,395	7.90	(25,204)
2010	11,548	7.18	(9,308)
2011	1,825	4.51	(5,105)
2012	1,830	4.51	(4,503)
2013	1,825	4.51	(3,993)
Total Natural Gas	220,961		23,193

Oil:
Swaps:
Remainder of 2007	375	64.08	(6,004)
2008	1,095	61.09	(16,150)
2009	886	60.68	(10,480)
2010	108	59.85	(1,162)
Total Oil	2,464		(33,796)
Total Oil and Natural Gas			$(10,603)

At September 30, 2007, the average forward NYMEX oil prices per Bbl for the remainder of 2007 and for 2008 were $80.26 and $76.41, respectively, and the average forward NYMEX natural gas price per Mmbtu for the remainder of 2007 and for 2008 were $7.00 and $7.95, respectively.

11.          Long-term debt

Long-term debt is summarized as follows:

	December 31,	September 30,
(in thousands)	2006	2007

Short-term debt:
Current portion of long-term debt	$6,500	$—
Long-term debt:
EPOP Credit Agreement	$643,500	$1,040,000
EPOP Senior Term Credit Agreement	643,500	—
EXCO Resources Credit Agreement	339,000	484,000
Unamortized discount on EPOP Senior Term Credit Agreement	(3,180)	—
7 1/4% senior notes due 2011	444,720	444,720
Unamortized premium on 7 1/4% senior notes due 2011	14,113	11,760
Total	$2,081,653	$1,980,480

Credit agreements

EPOP Credit Agreement

The EPOP Credit Agreement has a borrowing base of $1.3 billion and approximately $1.0 billion drawn as of September 30, 2007. The borrowing base is scheduled to be redetermined on a semi-annual basis, with EPOP and the lenders having the right to interim unscheduled redeterminations in certain circumstances. Scheduled redeterminations will be made on or about April 1 and October 1 of each year, beginning October 1, 2007. EPOP has scheduled a semi-annual redetermination with the lending group during November 2007 and expects to have an updated borrowing base established prior to December 2007. The EPOP Credit Agreement is secured by a first priority lien on the assets of EPOP, including 100% of the equity of EPOP’s subsidiaries, and is guaranteed by all existing and future subsidiaries of EPOP. EPOP has agreed to have in place derivative financial instruments covering on a rolling basis no more than 80% of the forecasted production from total proved reserves (as defined) for the first two years and 70% in the third, fourth and fifth years. The foregoing description is not complete and is qualified in its entirety by the EPOP Credit Agreement. As of September 30, 2007, EPOP was in compliance with the financial covenants contained in the EPOP Credit Agreement which require that EPOP:

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

The EPOP Credit Agreement contains representations, warranties, covenants, events of default, and indemnities customary for agreements of this type. The EPOP Credit Agreement matures March 30, 2012. Interest under the EPOP Credit Agreement ranges from LIBOR plus 100 bps to 175 bps or an Alternate Base Rate (ABR), as defined, ranging from ABR plus 0 bps to 75 bps.

At December 31, 2006 and September 30, 2007, the six month LIBOR rates were 5.37% and 5.13%, respectively, which resulted in interest rates of approximately 7.19% and 6.63%, respectively. At December 31, 2006 and September 30, 2007, we had $643.5 million and $1.0 billion, respectively, of outstanding indebtedness under the EPOP Credit Agreement.

EXCO Resources Credit Agreement

The EXCO Resources Credit Agreement has a borrowing base of $900.0 million. The borrowing base is redetermined semi-annually with EXCO and the lenders having the right to interim unscheduled redeterminations in certain circumstances. Scheduled redeterminations are on or about April 1 and October 1 of each year beginning on September 1, 2007. EXCO has scheduled a semi-annual redetermination with the lending group during November 2007 and expects to have an updated borrowing base established prior to December 2007. The interest rate ranges from LIBOR plus 100 bps to LIBOR plus 175 bps depending upon borrowing base usage.  The facility also includes an ABR pricing alternative ranging from ABR plus 0 bps to ABR plus 75 bps depending upon borrowing base usage.  Borrowings under the EXCO Resources Credit Agreement are collateralized by a first lien mortgage providing a security interest in our oil and natural gas properties. EXCO has also agreed to have in place commodity derivative contracts covering no more than 80% of its forecasted production from total proved reserves (as defined) for the next two years and 70% in the third, fourth and fifth years.  EXCO will have in place mortgages covering 80% of the engineered value of its Borrowing Base Properties (as defined).  The foregoing description is not complete and is qualified in its entirety by the EXCO Resources Credit Agreement. As of September 30, 2007, EXCO was in compliance with the financial covenants contained in the EXCO Resources Credit Agreement which require that we:

•      maintain a Consolidated Current Ratio (as defined) of at least 1.0 to 1.0 as of the end of any fiscal quarter ending on or after September 30, 2007;

•      not permit our ratio of Consolidated Funded Indebtedness (as defined) to Consolidated EBITDAX (as defined) to be greater than 3.5 to 1.0 at the end of any fiscal quarter ending on or after September 30, 2007; and

•      maintain a Consolidated EBITDAX to Consolidated Interest Expense (as defined) ratio of at least 2.5 to 1.0 at the end of any fiscal quarter ending on or after September 30, 2007.

At December 31, 2006 and September 30, 2007, the six month LIBOR rates were 5.37% and 5.13%, respectively, which resulted in interest rates of approximately 6.62% and 6.38%, respectively. At December 31, 2006 and September 30, 2007, we had $339.0 million and $484.0 million, respectively, of outstanding indebtedness under the EXCO Resources Credit Agreement.

7¼% senior notes due January 15, 2011

As of September 30, 2007, $444.7 million in principal was outstanding on our 7 ¼% senior notes due January 15, 2011, or senior notes. Unamortized premium on the senior notes was $11.8 million at September 30, 2007. The estimated fair value of the senior notes, based on quoted market prices for the senior notes, was $444.7 million on September 30, 2007.

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

12.          Preferred stock

The 7.0% Preferred Stock and Hybrid Preferred Stock were issued in several series at a purchase price of $10,000 per share. All of the shares of Series A-2 7.0% Preferred Stock and Series A-2 Hybrid Preferred Stock have automatically converted into Series A-1 7.0% Preferred Stock and Series A-1 Hybrid Preferred Stock, respectively, as the holders provided assurance to EXCO that such holders have satisfied any necessary filing requirements under the HSR Act or are able to avail themselves of an exemption therefrom. The following table accounts for these automatic conversions and presents the carrying value, net of issuance costs, for each series of our 7.0% Preferred Stock and Hybrid Preferred Stock at September 30, 2007:

(in thousands, except shares)

Series	Number of issued shares	Purchase price	Balance as of September 30, 2007
7.0% Preferred Stock:
Series A-1	24,383	$243,830	$242,868
Series B	11,700	117,000	116,539
Series C	2,925	29,250	29,135
Subtotal	39,008	390,080	388,542
Hybrid Preferred Stock:
Series A-1	160,992	1,609,920	1,603,571
Subtotal	160,992	1,609,920	1,603,571
Total preferred stock	200,000	$2,000,000	$1,992,113

We paid dividends of $42.6 million on September 4, 2007 for dividends accrued from June 16, 2007 through August 30, 2007. During that period, the Hybrid Preferred Stock accrued dividends at 11.0% per annum and the 7.0% Preferred Stock accrued dividends at 7.0% per annum. We also paid dividends of $5.8 million on September 15, 2007 for the period from August 31, 2007 through September 15, 2007. During that period, all preferred stock dividends were accrued at a rate of 7.0% per annum. In addition, accrued dividends of $5.8 million are included in current liabilities at September 30, 2007.

13.          Master Limited Partnership

EXCO Partners, LP, or EXCO Partners, is a Delaware limited partnership recently formed by us to acquire, exploit and develop oil and natural gas properties. On September 13, 2007, a registration statement relating to the initial public offering, or IPO, of common units representing limited partner interests of EXCO Partners was filed with the SEC but has not yet become effective.  In connection with the proposed IPO, we expect to contribute proved developed producing oil and natural gas wellbores to EXCO Partners in our East Texas/North Louisiana, Mid-Continent and Permian operating areas. We also expect to contribute to EXCO Partners all of our properties, including our undeveloped properties, in our Appalachian operating area.

EXCO Partners expects to sell 51% (before underwriters’ over-allotment option) of its common units to the public in the IPO and receive estimated net proceeds of approximately $1.43 billion from the IPO, net of underwriting discounts and estimated offering expenses.

A registration statement relating to common units of EXCO Partners has been filed with the SEC but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This quarterly report shall not constitute an offer to sell or the solicitation of an offer to buy any securities.

Any offering of common units will be made only by means of a prospectus. A copy of the final prospectus, when available, may be obtained by submitting requests to Goldman, Sachs & Co., 85 Broad Street, New York, NY 10004, via fax at 212-902-9316 or via e-mail at prospectus-ny@ny.email.gs.com.

14.          Subsequent events

On October 9, 2007, we completed the acquisition of an additional 45.0% interest in 28,000 acres of leasehold interests and 135 producing wells in our Canyon Sand field in West Texas for $156.6 million, subject to customary post-closing purchase price adjustments.

15.          Condensed consolidating financial statements

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

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

September 30, 2007

(in thousands)	Resources	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$116,105	$11,229	$19,463	$—	$146,797
Other current assets	99,638	46,354	153,497	—	293,824
Total current assets	215,743	57,583	172,960	—	446,286
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	77,054	17,753	233,055	—	327,862
Proved developed and undeveloped oil and natural gas properties	1,019,320	865,937	2,727,224	—	4,612,481
Allowance for depreciation, depletion and amortization	(87,969)	(71,903)	(236,097)	—	(395,969)
Oil and natural gas properties, net	1,008,405	811,787	2,724,182	—	4,544,374
Gas gathering, office and field equipment, net	7,174	32,740	296,966	—	336,880
Deferred financing costs	7,853	—	12,895	—	20,748
Oil and natural gas hedge derivatives	2,041	1,274	9,251	—	12,566
Goodwill	110,800	164,469	194,808	—	470,077
Investments in and advances to affiliates	2,497,388	—	—	(2,497,388)	—
Other assets, net	295	468	—	—	763
Total assets	$3,849,699	$1,068,321	$3,411,062	$(2,497,388)	$5,831,694

Liabilities and shareholders’ equity
Current liabilities	$81,553	$31,705	$138,540	$—	$251,798
Long-term debt	940,480	—	1,040,000	—	1,980,480
Deferred income taxes	116,722	184,847	—	—	301,569
Other liabilities	54,152	62,698	44,117	—	160,967
Payable to parent	(480,088)	455,866	24,222	—	—
Commitments and contingencies	—	—	—	—	—
Preferred stock	1,992,113	—	—	—	1,992,113
Shareholders’ equity	1,144,767	333,205	2,164,183	(2,497,388)	1,144,767
Total liabilities and shareholders’ equity	$3,849,699	$1,068,321	$3,411,062	$(2,497,388)	$5,831,694

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended September 30, 2006

			Non-
		Guarantor	guarantor
(in thousands)	Resources	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues and other income:
Oil and natural gas sales	$35,895	$28,669	$20,326	$—	$84,890
Derivative financial instruments	62,954	36,807	—	—	99,761
Other income (loss)	13,311	369	425	(13,427)	678
Equity in earnings of subsidiaries	23,060	—	—	(23,060)	—
Total revenues and other income	135,220	65,845	20,751	(36,487)	185,329

Costs and expenses:
Oil and natural gas production	6,187	5,411	4,085	—	15,683
Depreciation, depletion and amortization	11,274	9,743	10,337	—	31,354
Accretion of discount on asset retirement obligations	171	173	50	—	394
General and administrative	3,758	1,833	2,798	—	8,389
Interest	13,280	7,474	5,953	(13,427)	13,280
Total costs and expenses	34,670	24,634	23,223	(13,427)	69,100
Income (loss) before income taxes	100,550	41,211	(2,472)	(23,060)	116,229
Income tax expense	28,805	15,679	—	—	44,484
Net income (loss)	$71,745	$25,532	$(2,472)	$(23,060)	$71,745

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

For the nine months ended September 30, 2006

			Non-
		Guarantor	guarantor
(in thousands)	Resources	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues and other income:
Oil and natural gas sales	$86,605	$91,498	$56,531	$—	$234,634
Derivative financial instruments	91,124	84,644	—	—	175,768
Other income (loss)	36,688	1,324	1,008	(35,448)	3,572
Equity in earnings of subsidiaries	70,825	—	—	(70,825)	—
Total revenues and other income	285,242	177,466	57,539	(106,273)	413,974

Costs and expenses:
Oil and natural gas production	16,429	14,741	10,772	—	41,942
Depreciation, depletion and amortization	28,963	27,481	24,885	—	81,329
Accretion of discount on asset retirement obligations	471	477	130	—	1,078
General and administrative	12,879	4,488	3,461	—	20,828
Interest	41,285	20,626	14,822	(35,448)	41,285
Total costs and expenses	100,027	67,813	54,070	(35,448)	186,462
Equity in earnings of TXOK Acquisition, Inc.	1,593	—	—	—	1,593
Income (loss) before income taxes	186,808	109,653	3,469	(70,825)	229,105
Income tax expense	46,888	42,297	—	—	89,185
Net income (loss)	$139,920	$67,356	$3,469	$(70,825)	$139,920

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended September 30, 2007

			Non-
		Guarantor	guarantor
(in thousands)	Resources	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues and other income:
Oil and natural gas sales	$58,944	$27,974	$132,007	$—	$218,925
Derivative financial instruments	16,528	9,620	72,104	—	98,252
Other income (loss)	9,180	(7,104)	6,976	—	9,052
Equity in earnings of subsidiaries	81,349	—	—	(81,349)	—
Total revenues and other income	166,001	30,490	211,087	(81,349)	326,229

Costs and expenses:
Oil and natural gas production	12,924	6,274	25,613	—	44,811
Depreciation, depletion and amortization	19,504	10,768	79,053	—	109,325
Accretion of discount on asset retirement obligations	439	486	399	—	1,324
General and administrative	10,442	2,068	4,500	—	17,010
Interest	16,293	—	20,230	—	36,523
Total costs and expenses	59,602	19,596	129,795	—	208,993
Income before income taxes	106,399	10,894	81,292	(81,349)	117,236
Income tax expense	49,937	10,837	—	—	60,774
Net income (loss)	56,462	57	81,292	(81,349)	56,462
Preferred stock dividends	(45,733)	—	—	—	(45,733)
Net income (loss) available to common shareholders	$10,729	$57	$81,292	$(81,349)	$10,729

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

For the nine months ended September 30, 2007

			Non-
		Guarantor	guarantor
(in thousands)	Resources	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues and other income:
Oil and natural gas sales	$145,605	$90,030	$354,174	$—	$589,809
Derivative financial instruments	17,736	(4,886)	67,280	—	80,130
Other income (loss)	27,394	(21,743)	19,541	—	25,192
Equity in earnings of subsidiaries	61,721	—	—	(61,721)	—
Total revenues and other income	252,456	63,401	440,995	(61,721)	695,131

Costs and expenses:
Oil and natural gas production	32,352	18,272	71,732	—	122,356
Depreciation, depletion and amortization	45,585	31,139	189,073	—	265,797
Accretion of discount on asset retirement obligations	1,075	1,439	1,020	—	3,534
General and administrative	25,607	7,400	13,168	—	46,175
Interest	45,843	—	100,932	—	146,775
Total costs and expenses	150,462	58,250	375,925	—	584,637
Income (loss) before income taxes	101,994	5,151	65,070	(61,721)	110,494
Income tax expense (benefit)	50,343	8,500	—	—	58,843
Net (income) loss	51,651	(3,349)	65,070	(61,721)	51,651
Preferred stock dividends	(97,968)	—	—	—	(97,968)
Net income (loss) available to common shareholders	$(46,317)	$(3,349)	$65,070	$(61,721)	$(46,317)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

For the nine months ended September 30, 2006

(in thousands)	Resources	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$79,531	$57,346	$36,017	$—	$172,894
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(143,649)	(86,416)	(112,569)	—	(342,634)
Corporate acquisitions	—	(61,776)	—	—	(61,776)
Advance to TXOK Acquisition, Inc.	(158,750)	—	—	—	(158,750)
Proceeds from dispositions of property and equipment	3,834	761	18	—	4,613
Advances/investments with affiliates	(152,592)	117,924	34,668	—	—
Cash acquired in acquisition of TXOK Acquisition, Inc.	8,882	—	23,379	—	32,261
Net cash used in investing activities	(442,275)	(29,507)	(54,504)	—	(526,286)
Financing Activities:
Borrowings under credit agreement	498,000	—	—	—	498,000
Repayments under credit agreement	(602,749)	(13,100)	—	—	(615,849)
Payments on interim bank loan	(350,000)	—	—	—	(350,000)
Settlements of derivative financial instruments with a financing element	—	(38,098)	—	—	(38,098)
Proceeds from issuance of common stock, net	656,598	—	—	—	656,598
Deferred financing costs and other	(1,521)	—	—	—	(1,521)
Net cash provided by (used in) financing activities	200,328	(51,198)	—	—	149,130
Net decrease in cash	(162,416)	(23,359)	(18,487)	—	(204,262)
Cash at beginning of period	191,500	35,453	—	—	226,953
Cash at end of period	$29,084	$12,094	$(18,487)	$—	$22,691

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

For the nine months ended September 30, 2007

(in thousands)	Resources	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$66,699	$52,806	$260,793	$—	$380,298
Investing Activities:
Additions to oil and natural gas properties, gathering systems andequipment	(59,486)	(36,295)	(228,126)	—	(323,907)
Acquisitions, including corporate acquisitions	(750,318)	—	(1,439,638)	—	(2,189,956)
Proceeds from dispositions of property and equipment	476,516	34	2,033	—	478,583
Proceeds from sale of Crimson stock	5,228	—	—	—	5,228
Advance received on property sale	1,500	—	—	—	1,500
Advances/investments with affiliates	(1,665,863)	(11,549)	1,677,412	—	—
Net cash provided by (used in) investing activities	(1,992,423)	(47,810)	11,681	—	(2,028,552)
Financing Activities:
Proceeds from long-term debt	838,000	—	1,170,000	—	2,008,000
Payments on long-term debt	(693,000)	—	(1,420,532)	—	(2,113,532)
Settlements of derivative financial instruments with a financing element	(5,383)	—	(2,637)	—	(8,020)
Proceeds from issuance of common stock, net	3,175	—	—	—	3,175
Proceeds from issuance of preferred stock, net	2,000,000	—	—	—	2,000,000
Payment of preferred stock dividends	(92,134)	—	—	—	(92,134)
Issuance costs	(7,501)	—	—	—	(7,501)
Deferred financing costs and other	(7,850)	—	(9,909)	—	(17,759)
Net cash provided by (used in) financing activities	2,035,307	—	(263,078)	—	1,772,229
Net increase in cash	109,583	4,996	9,396	—	123,975
Cash at beginning of period	6,522	6,233	10,067	—	22,822
Cash at end of period	$116,105	$11,229	$19,463	$—	$146,797

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

•             imports of foreign oil and natural gas, including LNG;

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

On average, oil and natural gas prices have increased significantly since the beginning of 2004, but remain volatile. Significant factors that will impact near-term commodity prices include political developments in Iraq, Iran and other oil producing countries, the extent to which members of the OPEC and other oil exporting nations are able to manage oil supply through export quotas and variations in key North American natural gas and refined products supply and demand indicators. A substantial portion of our estimated production is currently covered by derivative financial instruments through 2009, and we have adopted a commodity price risk management program under which we intend to enter into additional derivative financial instruments that will cover substantial percentages of our estimated production for the next three years to mitigate the impact of price volatility on our oil and natural gas reserves.

The increase in commodity prices has resulted in increased drilling activity and demand for drilling and operating services and equipment in our operating areas. Due to the expected continued favorable commodity price environment and related demand pressures, we anticipate drilling service and labor costs, as well as costs of equipment and raw materials, to remain at or exceed the levels experienced in 2007.

Our 2007 budget, as amended to reflect our acquisitions in 2007, totals $502.9 million, which includes $443.3 million for drilling, exploitation and production operations, $48.6 million for midstream projects and $11.0 million for corporate projects. We do not budget for property acquisitions as these transactions are opportunistic in nature. Our future earnings and cash flows are dependent upon our ability to manage our overall cost structure to a level that allows for profitable production.

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

On March 30, 2007, we completed a private placement, or Private Placement, of an aggregate of $390.0 million of 7.0% Cumulative Convertible Perpetual Preferred Stock, or 7.0% Preferred Stock, and $1.61 billion of Hybrid Preferred Stock, or Hybrid Preferred Stock, to accredited investors pursuant to the terms and conditions of a Preferred Stock Purchase Agreement dated March 28, 2007. The purchase price for each share was $10,000. The liquidation preference equals the purchase price plus any accrued but unpaid dividends.  The net proceeds of the Private Placement were used to fund the purchase price of approximately $1.5 billion for the Vernon acquisition and to repay certain outstanding indebtedness. The issuance and sale of the shares in the Private Placement were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

On March 30, 2007, EXCO Partners Operating Partnership, LP, or EPOP, a wholly-owned subsidiary of EXCO, completed the purchase of substantially all of the oil and natural gas properties and related assets related to the Vernon and Ansley Fields located in Jackson Parish, Louisiana from entities affiliated with Anadarko Petroleum Corporation, or Anadarko, for approximately $1.5 billion in cash, net of purchase price adjustments, or the Vernon Acquisition. Our allocation of value to the Vernon Acquisition, which includes the assumption of derivative financial instruments covering a significant portion of estimated production for 2007, 2008 and 2009 was $1.4 billion to proved properties, $58.2 million to unproved properties and $119.4 million to gathering and treating facilities, respectively. The fair value of the assumed derivative financial instruments was a liability of approximately $60.0 million.

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

On May 8, 2007, we completed the sale of a portion of the oil and natural gas properties and related assets acquired in the Southern Gas Acquisition in multiple fields primarily located in South Texas and South Louisiana, or the Gulf Coast Sale, to an entity affiliated with Crimson Exploration Inc., or Crimson, for an aggregate sale price of $245.4 million in cash, net of preliminary purchase price adjustments, and 750,000 shares of unregistered restricted Crimson common stock, initially valued at $4.5 million and later sold for approximately $5.2 million. Our preliminary allocation of value to the Southern Gas Acquisition, excluding the value of properties sold in the Gulf Coast Sale, was approximately $554.6 million to proved properties and $4.5 million to unproved properties.

For the nine months ended September 30, 2007, we have completed additional sales of oil and natural gas properties totaling approximately $232.4 million.

We also face the challenge of financing future acquisitions. In connection with the Vernon Acquisition, the Southern Gas Acquisition and the Private Placement, we amended our credit agreements to increase our borrowing capacity to an aggregate of $2.2 billion as of September 30, 2007. EPOP’s credit agreement, as amended, or the EPOP Credit

Agreement, provides for an aggregate borrowing base of $1.3 billion, of which $1.0 billion is drawn as of September 30, 2007. The EXCO Resources credit agreement as amended and restated on May 2, 2007, or the EXCO Resources Credit Agreement, reflects the Southern Gas Acquisition which increased the borrowing base to $1.0 billion. On May 8, 2007, in connection with the Gulf Coast Sale, the borrowing base on the amended and restated EXCO Resources Credit Agreement was reduced from $1.0 billion to $900.0 million. As of September 30, 2007, outstanding borrowings on the EXCO Resources Credit Agreement were $484.0 million. With these credit agreements, we believe our unused borrowing capacity of approximately $671.7 million will be sufficient to meet our commitments. Funding for future acquisitions may require additional sources of financing, which may not be available.

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

The FASB issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements,” or FSP 00-19-2, on December 21, 2006. FSP 00-19-2 requires contingent obligations to make future payments under a registration payment arrangement to be recognized separately in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” or SFAS No. 5. SFAS No. 5 requires that an estimated loss from a loss contingency be accrued if the loss is probable and can reasonably be estimated. Our 7.0% Preferred Stock and Hybrid Preferred Stock contain requirements for EXCO to register shares on behalf of the preferred stockholders. If such registration deadlines are not met, or a prior registration statement ceases to remain effective, we may be obligated to pay liquidated damages. We adopted FSP 00-19-2 upon issuance of the 7.0% Preferred Stock and the Hybrid Preferred Stock. We do not believe any of the contingencies associated with the registration rights of the preferred stockholders exist as of September 30, 2007 and therefore are not valued separately at September 30, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. The effect of adopting SFAS No. 157 is not expected to have a significant effect on our reported financial position or earnings.

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

Our results of operations

A summary of key financial data for the three and nine months ended September 30, 2006 and 2007 related to our results of operations is presented below:

	Three months ended		Quarter to	Nine months ended		Year to
	September 30,		quarter change	September 30,		year change
(in thousands, except production volumes, prices and expenses)	2006	2007	2006 - 2007	2006	2007	2006 - 2007
Production:
Oil (Mbbls)	241	475	234	611	1,176	565
Natural gas (Mmcf)	10,460	31,608	21,148	27,637	79,591	51,954
Total production (Mmcfe)	11,906	34,458	22,552	31,303	86,647	55,344
Oil and natural gas revenues before derivative financial instrument activities:
Oil revenues	$16,437	$34,520	$18,083	$40,265	$75,682	$35,417
Natural gas revenues	68,453	184,405	115,952	194,369	514,127	319,758
Total oil and natural gas revenues	$84,890	$218,925	$134,035	$234,634	$589,809	$355,175
Derivative financial instruments:
Cash settlements on derivative financial instruments	$8,722	$46,249	$37,527	$11,150	$84,951	$73,801
Non-cash change in fair value of derivative financial instruments	91,039	52,003	(39,036)	164,618	(4,821)	(169,439)
Total derivative financial instrument activities	$99,761	$98,252	$(1,509)	$175,768	$80,130	$(95,638)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$68.20	$72.67	$4.47	$65.90	$64.36	$(1.54)
Natural gas (per Mcf)	6.54	5.83	(0.71)	7.03	6.46	(0.57)
Natural gas equivalent (per Mcfe)	7.13	6.35	(0.78)	7.50	6.81	(0.69)
Oil and natural gas production costs:
Oil and natural gas operating costs	$10,492	$30,507	$20,015	$27,778	$82,677	$54,899
Production and ad valorem taxes	5,191	14,304	9,113	14,164	39,679	25,515
Depletion	30,121	104,174	74,053	77,812	253,378	175,566
General and administrative	8,389	17,010	8,621	20,828	46,175	25,347
Interest expense	13,280	36,523	23,243	41,285	146,775	105,490
Expenses (per Mcfe):
Operating costs	$0.88	$0.89	$0.01	$0.89	$0.95	$0.06
Production and ad valorem taxes	0.44	0.42	(0.02)	0.45	0.46	0.01
Depletion	2.53	3.02	0.49	2.49	2.92	0.43
General and administrative	0.70	0.49	(0.21)	0.67	0.53	(0.14)

The following is a discussion of our financial condition and results of operations for the three and nine months ended September 30, 2006 and 2007.

The comparability of our results of operations from period to period is impacted by:

•                  the acquisitions of TXOK Acquisition, Inc., or TXOK, on February 14, 2006, Winchester Energy Company, Ltd., or Winchester, on October 2, 2006, the Vernon Acquisition on March 30, 2007 and the Southern Gas Acquisition on May 2, 2007;

•                  dispositions including the Wattenberg field area of the DJ Basin, or the Wattenberg Field, in January 2007 and sale of our non-operating interests in the Cement Field in Oklahoma in July 2007. The Gulf Coast Sale in May 2007 does not impact comparability from period to period as results of operations from those properties have never been included in our consolidated results of operations;

•                  significant changes in the amount of our long-term debt and the issuance of $2.0 billion of preferred stock related to the acquisitions of Winchester, Vernon and Southern Gas;

•                  changes in Proved Reserves and their impact on depletion;

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

Summary

For the three months ended September 30, 2007, we reported net income available to common shareholders of $10.7 million compared to net income of $71.7 million for the quarter ended September 30, 2006. For the nine months ended September 30, 2007, we reported a net loss available to common shareholders of $46.3 million compared with net income of $139.9 million for the nine months ended September 30, 2006. For the three months ended September 30, 2007, our oil and natural gas revenues, before the impact of derivative financial instruments increased from $84.9 million to $218.9 million, an increase of 157.9%, when compared to the same period in 2006. For the nine months ended September 30, 2007, our oil and natural gas revenues, before the impact of derivative financial instruments increased from $234.6 million to $589.8 million, an increase of 151.4%, when compared to the same period in 2006. Our equivalent production of natural gas was 11.9 Bcfe for the quarter ended September 30, 2006, while equivalent natural gas production for the quarter ended September 30, 2007 increased to 34.5 Bcfe. Our equivalent production of natural gas was 31.3 Bcfe for the nine months ended September 30,

2006, while equivalent natural gas production for the same period ended September 30, 2007 increased to 86.6 Bcfe. Our operating costs, including production and ad valorem taxes, also increased from $15.7 million ($1.32 per Mcfe) for the three months ended September 30, 2006 to $44.8 million ($1.30 per Mcfe) for the three months ended September 30, 2007. Our operating costs, including production and ad valorem taxes, also increased from $41.9 million ($1.34 per Mcfe) for the nine months ended September 30, 2006 to $122.4 million ($1.41 per Mcfe) for the nine months ended September 30, 2007. The increases from the prior year’s revenues, production and operating costs are attributable to our significant 2006 and 2007 acquisitions, primarily TXOK, Winchester, Vernon and Southern Gas. Derivative financial instruments also had a significant impact on our results of operations as we do not designate our derivative financial instruments as hedges. As a result, we mark the change in the fair value of our derivatives to market at the end of each reporting period. For the three and nine months ended September 30, 2006, we recognized gains from our derivative financial instruments of $99.8 million and $175.8 million, respectively, of which $91.0 million and $164.6 million were unrealized. For the three months ended September 30, 2007, we recognized gains of $98.3 million on our derivative financial instruments, representing income from cash settlements of $46.3 million and $52.0 million of unrealized gains. For the nine months ended September 30, 2007, we recognized gains of $80.1 million on our derivative financial instruments, representing income from cash settlements of $84.9 million and $4.8 million of unrealized losses.

Oil and natural gas revenues, production and prices

For the three months ended September 30, 2007, total oil and natural gas revenues, excluding the impact of derivative financial instruments, were $218.9 million, a 157.9% increase over the three months ended September 30, 2006 total oil and natural gas revenues of $84.9 million. Total equivalent production volumes were 34.5 Bcfe for the three months ended September 30, 2007, a 190.0% increase over the prior years comparable period production of 11.9 Bcfe. The increased volumes are primarily attributable to the impacts of Winchester, the Vernon Acquisition and the Southern Gas Acquisition. Partially offsetting the increased volumes from these acquisitions were decreased volumes resulting from the sale of our Wattenberg Field assets in January 2007 of approximately 5.6 Mmcfe per day and the sale of our Cement field of approximately 8.0 Mmcfe per day in July 2007. In addition, production for the three months ended September 30, 2007 was negatively impacted by shut-in of a third party pipeline due to flooding in our Mid-Continent producing area. Overall, the net increase in total oil and natural gas revenues, excluding the impact of derivative financial instruments of $134.0 million for the three months ended September 30, 2007 compared to the prior year three month period, was due to favorable impacts from higher volumes of $143.2 million, which was partially offset by the impact of lower prices of $0.78 per Mcfe from the prior years three month period totaling $9.2 million

Total oil and natural gas revenues, excluding the impact of derivative financial instruments, increased $355.2 million, or 151.4%, for the nine months ended September 30, 2007 over the same period in the prior year due to higher equivalent production volumes. Production volumes increased by 55.3 Bcfe, or 176.8%, reflecting the favorable impact of acquisitions partially offset by lower volumes from the sale of our Wattenberg Field in January of 2007 and Cement Field in July 2007, which decreased total volumes by 1.4 Bcfe, or 5.1 Mmcfe per day, and a decrease in our average sales price of $0.69 per equivalent Mmcfe for the nine months ended September 30, 2007 compared so the same period in 2006. The remaining increase in volumes in 2007 reflects the impacts of our development drilling activities which have more than offset normal declines. The increase in production volumes for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is primarily due to the following transactions:

•                  the acquisition of TXOK on February 14, 2006, which contributed a full nine months of production for the period ended September 30, 2007 compared to seven and a half months for the period ended September 30, 2006, resulted in an increase of 1.9 Bcfe;

•                  the acquisition of Power Gas Marketing & Transmission, Inc., or PGMT, on April 28, 2006, which contributed a full nine months of production to the results ended September 30, 2007 compared to only five months for the period ended September 30, 2006, resulted in an increase of 617 Mmcfe;

•                  the Winchester Acquisition on October 2, 2006, which accounted for a 19.6 Bcfe increase from the same period in 2006;

•                  the Vernon Acquisition on March 30, 2007, which contributed six months to the results ended September 30, 2007 resulting in an increase of 27.0 Bcfe; and

•                   the Southern Gas Acquisition on May 2, 2007, which contributed five full months to the results ended September 30, 2007 resulting in an increase of 6.3 Bcfe. We do not include any production or revenues attributable to properties included in the Gulf Coast Sale.

Prices, excluding the impact of derivative financial instruments, decreased for oil during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 by $1.54 per Bbl (to $64.36 from $65.90) or 2.3%. Natural gas prices averaged $6.46, a decrease of 8.1% for the nine months ended September 30, 2007 compared with $7.03 per Mcf for the nine months ended September 30, 2006. Overall, the net increase in total oil and natural gas revenues, excluding the impact of derivative financial instruments for the nine months ended September 30, 2007 compared to the prior years nine month period of $355.2 million was due to favorable impacts from higher production volumes of $376.8 million, which was partially offset by the impact of lower prices of $0.69 per Mcfe from the prior year totaling $21.6 million.

Derivative financial instruments

Our cash settlements from derivative financial instruments increased revenue by $46.3 million and $84.9 million for the three and nine months ended September 30, 2007 compared with $8.7 million and $11.2 million of cash settlements, which increased revenue for the three and nine months ended September 30, 2006.

For the three months ended September 30, 2007, we recognized an increase in revenue of $52.0 million from the change in the fair value of our derivative financial instruments. For the nine months ended September 30, 2007, we recognized a decrease in revenue of $4.8 million from the change in the fair value of our derivative financial instruments. For the three and nine months ended September 30, 2006, we recognized an increase in revenue of $91.0 million and $164.6 million, respectively, from the change in the fair value of our derivative financial instruments. We expect that our revenues will continue to be significantly impacted in future periods by changes in the fair value of our derivative financial instruments as a result of the volatility in oil and natural gas prices. The volume of expected future oil and natural gas sales covered under our derivative financial instrument program for the three and nine months ended September 30, 2007 was 77.6% and 77.9%, respectively, of oil production and 96.1% and 89.5%, respectively, of natural gas production.

Other income

Our other income increased to $9.1 million and $25.2 million for the three and nine months ended September 30, 2007 from $0.7 million and $3.6 million, respectively, for the same periods in the prior year. The increase is primarily due to natural gas gathering and transportation activities related to the Winchester acquisition and the Vernon Acquisition and higher interest income due to higher cash balances during 2007. The increased cash balances are the result of the proceeds received from asset sales placed in like-kind exchange escrow accounts and our recent sale of 750,000 shares of unregistered restricted Crimson common stock, which yielded a $0.7 million gain. Our income from natural gas gathering and transportation activities for the three and nine month periods ended September 30, 2007 increased approximately $6.1 million and $17.4 million, respectively, when compared to the same periods in the prior year, which is due primarily to mid-stream activities from the Winchester acquisition in October 2006 and the Vernon Acquisition in March 2007.

Oil and natural gas operating costs

Our oil and natural gas operating costs for the three and nine months ended September 30, 2007 increased $20.0 million and $54.9 million, or 190.8% and 197.6%, from the same periods in 2006. The increase in oil and natural gas operating costs was primarily attributable to:

•                  the acquisition of TXOK on February 14, 2006, which contributed a full nine months of production expenses for the period ending September 30, 2007 compared to only seven and a half months for the period ended September 30, 2006;

•                    the acquisition of PGMT on April 28, 2006, which contributed a full nine months of production expenses to the results ended September 30, 2007 compared to only 5 months for the period ended September 30, 2006;

•                  the Winchester Acquisition on October 2, 2006 which contributed a full nine months of production expenses when compared to the same period in 2006;

•                  the Vernon Acquisition on March 30, 2007, which contributed a full six months of production expenses for the nine months ended September 30, 2007 when compared to the same period in 2006;

•                  the Southern Gas Acquisition on May 2, 2007, which contributed five full months of production expenses for the nine months ended September 30, 2007 when compared to the same period in 2006. We do not include any production or revenues attributable to properties included in the Gulf Coast Sale;

•                  a general increase in the cost of goods and services used in our oil and natural gas operations during 2007; and

•                  new wells added through our development and exploitation capital program.

The oil and natural gas operating cost per unit increased from $0.88 per Mcfe for the three months ended September 30, 2006 to $0.89 per Mcfe, or 1.1%, for the three months ended September 30, 2007. The oil and natural gas operating cost per unit increased from $0.89 per Mcfe for the nine months ended September 30, 2006 to $0.95 per Mcfe, or 6.7%, for the nine months ended September 30, 2007. This increase for the nine months ended September 30, 2007 in operating costs per unit reflects the general increase in the costs of goods and services used in our operations and an increase in workover activities. During the nine months ended September 30, 2007, notable increases in operating expenses occurred in sub-surface repair and maintenance costs, saltwater disposal fees, compression expenses and road repairs. While our 2007 operating expenses reflect increases from the aforementioned services, the operating cost per unit of $0.89 per Mcfe for the three months ended September 30, 2007 was 29.4% less than the operating cost per unit for the three months ended March 31, 2007 of $1.26 per Mcfe, which did not include the Vernon Acquisition. The reduction in the unit rate reflects the impact of significant volumes from the Vernon Acquisition, which has low operating expenses.

Production and ad valorem taxes

Production and ad valorem taxes for the three and nine months ended September 30, 2007 increased by $9.1 million, or 175.6%, and $25.5 million, or 180.1%, respectively, over the same periods in 2006. These increases are primarily attributable and correspond to the increase in oil and natural gas revenues resulting from 2006 and 2007 acquisitions and the related increase in sales volumes. On a percentage of revenue basis, production and ad valorem taxes were 6.5% and 6.7% of gross oil and natural gas sales for the three and nine months ended September 30, 2007 compared with 6.1% and 6.0% during the same periods in the prior year. The increase in the overall tax rate is the result of higher percentages of our revenues being derived from properties in Texas and Louisiana and a lower percentage of total sales being derived from our Appalachia region production. Production and ad valorem taxes tend to be lower in Appalachia than in the Texas and Louisiana areas. Production taxes are set by the state and local governments and vary as to the tax rate and the value to which that rate is applied. Further, ad valorem taxes in Texas and other states are based partially on the value of oil and natural gas reserves, which have increased significantly in 2007 as compared with 2006 due to acquisitions made during 2006 and 2007. These taxes are generally based upon the price received for production.

Depletion

Our depletion costs for the three and nine months ended September 30, 2007 increased by $74.1 million, or 245.9%, and $175.6 million, or 225.6%, from the same periods in 2006. The primary reasons for the increases were from a 189.4% and 176.8% increase in oil and natural gas sales volumes for the three and nine months ended September 30, 2007, respectively, directly related to the acquisitions made during 2006 and 2007, and an increase in the per unit depletion rate from $2.53 per Mcfe and $2.49 per Mcfe for the three and nine months ended September 30, 2006 to $3.02 per Mcfe and $2.92 per Mcfe for the three and nine months ended September 30, 2007.

General and administrative

Our general and administrative costs for the three and nine months ended September 30, 2007 increased by $8.6 million, or 102.8%, and $25.3 million, or 121.7%, over the same periods in 2006. Significant components of the increase for the nine months ended September 30, 2007 include the following items:

•                  increased personnel costs of $15.2 million over the nine month period due to additional headcount of 216 employees related primarily to our acquisitions and an overall increase in our accounting activities due to being a public company;

•                  an increase in share-based compensation costs for the nine month period of $2.8 million due primarily to additional headcount;

•                  increased consulting and contract labor costs over the nine month period of $3.5 million due primarily to acquisitions and Sarbanes-Oxley compliance;

•                  increased IT related costs over the nine month period of $3.8 million due to our information systems conversion and training costs that do not qualify for capital treatment;

•                  increased legal fees over the nine month period of $1.5 million;

•                  increased audit and tax fees over the nine month period of approximately $2.4 million reflecting incremental fees attributable to compliance with the Sarbanes-Oxley audits and fees incurred in connection with audited financial statements of our Vernon Acquisition and Southern Gas Acquisition;

•                  increased occupancy costs over the nine month period of $0.6 million resulting from expansion of corporate facilities; and

•                    the remaining increase in expenses is related to the overall growth of our business.

Partially offsetting the above increases in general and administrative costs were increased operator overhead recoveries of $12.8 million for the nine months ending September 30, 2007, a $7.6 million increase from the same period in the prior year, primarily resulting from the acquisitions mentioned above.

The following table presents the components of our general and administrative expenses:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2006	2007	2006	2007
Gross general and administrative expenses	$11,228	$23,957	$28,221	$62,938
Capitalized general and administrative expenses	(824)	(1,674)	(2,196)	(3,993)
Reimbursed general and administrative expenses	(2,015)	(5,273)	(5,197)	(12,770)
Net general and administrative expenses	$8,389	$17,010	$20,828	$46,175

Interest expense

Our interest expense for the three and nine months ended September 30, 2007 increased $23.2 million and $105.5 million, respectively, from the same periods in 2006. The increase is primarily due to interest expense associated with the amended credit agreements used to fund the acquisitions of TXOK, Winchester, PGMT, Vernon and Southern Gas, which increased our outstanding debt, excluding our senior notes, from $404.0 million at September 30, 2006 to $1.5 billion at September 30, 2007. Interest expense for the nine months ended September 30, 2007 includes non-recurring charges totaling $32.1 million attributable to (a) redemption premium of $13.0 million from retirement of the EPOP Senior Term Credit Agreement, (b) write-off of $12.2 million for deferred financing costs and unamortized original issue discount on the EPOP Senior Term Credit Agreement and (c) expensed fees of $6.9 million associated with commitment letters from members of our banking group which were not utilized as a result of the Private Placement on March 30, 2007.

Income taxes

Our effective income tax rate for the three and nine months ended September 30, 2007 was 51.8% and 53.2%, respectively. Our effective tax rate on net income from operations for the three and nine months ended September 30, 2006 was 38.3% and 38.9%, respectively. A substantial portion of our stock-based compensation included in our results of operations for the three and nine months ended September 30, 2007 are in the form of incentive stock options which are not deductible for tax purposes until a disqualifying event occurs. The non-deductible portion of stock compensation increased our effective rate by approximately 0.4% and 1.3% for the three and nine months ended September 30, 2007, respectively. The rate differential from the tax return true-up is related to a valuation allowance required on foreign tax credits attributable to a gain on the sale of our Canadian subsidiary in 2005 and an election made in the third quarter of 2007 to carryback a net operating loss instead of carrying the net operating loss forward creating an effective rate impact of 9.4% and 9.9% for the three and nine months ended September 30, 2007, respectively. The remainder of the tax rate change over the prior year is a result of the state tax rate increase resulting from the increased taxable income in Louisiana, Pennsylvania and Texas partially offset by percentage depletion deductions.

Our liquidity, capital resources and capital commitments

General

Most of our growth has resulted from acquisitions and our development and exploitation program. Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining financing flexibility. In the past, we have utilized a variety of sources of capital to fund our acquisition, development and exploitation programs and to fund our operations. Our general financial strategy is to use a combination of cash flow from operations, bank financing, cash received from the sale of oil and natural gas properties and the sale or issuance of equity and debt securities to fund our operations, conduct development and exploitation activities and to fund acquisitions. As of November 1, 2007, the aggregate borrowing base under our credit agreements totaled $2.2 billion. We do not have a set budget for acquisitions as these tend to be opportunity driven. Historically, we have used the proceeds from the issuance of equity and debt securities and borrowings under our credit agreements to raise cash to fund acquisitions. Our ability to borrow from sources other than our credit agreements is subject to restrictions imposed by our lenders. In addition, our indenture governing our senior notes contain restrictions on incurring indebtedness and pledging our assets.

On March 30, 2007, we issued 200,000 shares of preferred stock for $2.0 billion in cash in connection with the Vernon Acquisition. In conjunction with the Vernon Acquisition, the Southern Gas Acquisition and the Gulf Coast Sale, we amended our credit agreements which increased our aggregate borrowing base to $2.2 billion. Additional liquidity totaling approximately $474.4 million, net of contractual purchase price adjustments, has been generated from the sale of oil and natural gas properties through October 2007.

Net cash provided by operating activities was $380.3 million for the nine months ended September 30, 2007 compared with $172.9 million for the nine months ended September 30, 2006. The increase is attributable primarily to the cash provided from the operations of 2006 and 2007 acquisitions which are partially offset by higher interest costs and lower product prices. At September 30, 2007, our cash and cash equivalents balance was $146.8 million, an increase of $124.0 million from December 31, 2006 primarily as a result of proceeds from the sale of our Cement field. On July 15, 2007, we made an interest payment on our 7¼% senior notes of $16.1 million and we made a dividend payment to our preferred shareholders of $42.6 million on September 4, 2007 and another payment of $5.8 million on September 12, 2007.

Acquisitions and capital expenditures

The following table presents our capital expenditures for the nine months ended September 30, 2006 and 2007. Our acquisition of TXOK did not result in any property acquisition expenditures as the acquisition was consummated by the redemption of TXOK’s preferred stock and for the assumption of TXOK’s debt. The capital expenditures for the nine months ended September 30, 2006 include capital expenditures of TXOK during the period from February 14, 2006 to September 30, 2006.

	Nine months ended
	September 30,
(unaudited, in thousands)	2006	2007
Capital expenditures:
Property acquisitions excluding TXOK Acquisition, Inc.	$215,438	$—
Acquisition of TXOK Acquisition, Inc. preferred stock, net of cash acquired	126,489	—
Acquisition of Power Gas Marketing & Transmission, Inc., net of cash acquired, excluding debt and derivative financial instruments assumed	61,776	—
Property purchases including the Vernon Acquisition and the Southern Gas Acquisiton	—	2,288,003
Lease purchases	2,926	17,310
Development capital expenditures	120,173	304,404
Other	6,735	14,205
Total capital expenditures	$533,537	$2,623,922

On March 30, 2007, we completed the purchase of substantially all of the oil and natural gas properties and related assets related to the Vernon and Ansley Fields located in Jackson Parish, Louisiana from Anadarko in exchange for $1.5 billion in cash, net of purchase price adjustments. The assets include producing and undeveloped acreage in Jackson Parish, Louisiana. The acquisition was financed by our Private Placement of preferred stock along with EPOP’s amended and restated credit agreement, or EPOP Credit Agreement, with certain lenders.

On May 2, 2007, we completed the purchase of oil and natural gas properties and related assets from Anadarko in multiple fields primarily located in Oklahoma, Texas and Louisiana for approximately $750.2 million in cash, net of preliminary purchase price adjustments. Pursuant to the purchase and sale agreement, the final purchase price, and resulting final allocation is expected to be finalized during the fourth quarter of 2007. In connection with the Southern Gas Acquisition, we amended and restated our existing EXCO Resources Credit Agreement and increased the borrowing base from $750.0 million to $1.0 billion. In connection with the sale of oil and natural gas properties and related assets in multiple fields primarily located in the Gulf Coast area to Crimson for $245.4 million in cash, net of preliminary purchase adjustments, and 750,000 shares of Crimson’s unregistered restricted common stock, which was sold for approximately $5.2 million during the third quarter of 2007, the borrowing base under the EXCO Resources Credit Agreement was reduced from $1.0 billion to $900.0 million.

For the year 2007, we have budgeted approximately $502.9 million for our development, exploitation and exploration activities. As of September 30, 2007, we were contractually obligated to spend $141.9 million for our development and exploitation activities for the remainder of 2007.

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

Master Limited Partnership

EXCO Partners, LP, or EXCO Partners, is a Delaware limited partnership recently formed by EXCO Resources to acquire, exploit and develop oil and natural gas properties. On September 13, 2007, a registration statement relating to the initial public offering, or IPO, of common units representing limited partner interests of EXCO Partners was filed with the Securities and Exchange Commission but has not yet become effective.  In connection with the proposed IPO, EXCO Resources expects to contribute proved developed producing oil and natural gas wellbores to EXCO Partners in its East Texas/North Louisiana, Mid-Continent and Permian operating areas. EXCO Resources also expects to contribute to EXCO Partners all of its properties, including its undeveloped properties, in its Appalachian operating area.

EXCO Partners expects to sell 51% (before underwriters’ over-allotment option) of its common units to the public in the IPO and receive estimated net proceeds of approximately $1.43 billion from the IPO, net of underwriting discounts and estimated offering expenses.

A registration statement relating to common units of EXCO Partners has been filed with the SEC but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This quarterly report shall not constitute an offer to sell or the solicitation of an offer to buy any securities.

Any offering of common units will be made only by means of a prospectus. A copy of the final prospectus, when available, may be obtained by submitting requests to Goldman, Sachs & Co., 85 Broad Street, New York, NY 10004, via fax at 212-902-9316 or via e-mail at prospectus-ny@ny.email.gs.com.

7¼% senior notes due January 15, 2011

As of September 30, 2007, $444.7 million in principal was outstanding on our 7 ¼% senior notes due January 15, 2011, or senior notes. Unamortized premium on the senior notes was $11.8 million. The estimated fair value of the senior notes, based on quoted market prices for the senior notes, was $444.7 million on September 30, 2007.

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

Credit agreements

EPOP Credit Agreement

The EPOP Credit Agreement has a borrowing base of $1.3 billion. The borrowing base is scheduled to be redetermined on a semi-annual basis, with EPOP and the lenders having the right to interim unscheduled redeterminations in certain circumstances. Scheduled redeterminations will be made on or about April 1 and October 1 of each year, beginning October 1, 2007. EPOP has scheduled a semi-annual redetermination with the lending group during November 2007 and expects to have an updated borrowing base established prior to December 2007.The EPOP Credit Agreement is secured by a first priority lien on the assets of EPOP, including 100% of the equity of EPOP’s subsidiaries, and is guaranteed by all existing and future subsidiaries of EPOP. EPOP has agreed to have in place derivative financial instruments covering no more than 80.0% of the “forecasted production from total proved reserves” (as defined) for the next two years and 70.0% of the forecasted production from total Proved Reserves in the third, fourth and fifth years. The foregoing description is not complete and is qualified in its entirety by the EPOP Credit Agreement. As of September 30, 2007, EPOP was in compliance with the financial covenants contained in the EPOP Credit Agreement, which require that EPOP:

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

At September 30, 2007, the six month LIBOR rate was 5.13%, which would result in an interest rate of approximately 6.63% on any new indebtedness we may incur under the EPOP Credit Agreement. At September 30, 2007 and November 1, 2007, we had $1.0 billion and $1.0 billion, respectively of outstanding indebtedness under the EPOP Credit Agreement.

EXCO Resources Credit Agreement

The EXCO Resources Credit Agreement has a borrowing base of $900.0 million. The borrowing base is redetermined semi-annually with EXCO and the lenders having the right to interim unscheduled redeterminations in certain circumstances. Scheduled rederminations are on April 1 and October 1 of each year beginning on September 1, 2007. EXCO has scheduled the semi-annual redetermination with the lending group during November 2007 and expects to have an updated borrowing base established prior to December 2007.The interest rate ranges from LIBOR plus 100 bps to LIBOR plus 175 bps depending upon borrowing base usage.  The facility also includes an ABR pricing alternative ranging from ABR plus 0 bps to ABR plus 75 bps depending upon borrowing base usage.  Borrowings under the EXCO Resources Credit Agreement are collateralized by a first lien mortgage providing a security interest in our oil and natural gas properties. EXCO has also agreed to have in place commodity derivative contracts covering no more than 80% of its “forecasted production from total proved reserves” (as defined) for the next two years and 70% in the third, fourth and fifth years.  EXCO will have in place mortgages covering 80% of the Engineered Value of its Borrowing Base Properties (as defined).  The foregoing description is not complete and is qualified in its entirety by the EXCO Resources Credit Agreement. As of September 30, 2007, EXCO was in compliance with the financial covenants contained in the EXCO Resources Credit Agreement, which require that we:

•                  maintain a Consolidated Current Ratio (as defined) of at least 1.0 to 1.0 as of the end of any fiscal quarter ending on or after September 30, 2007;

•                  not permit our ratio of Consolidated Funded Indebtedness (as defined) to Consolidated EBITDAX (as defined) to be greater than 3.5 to 1.0 at the end of any fiscal quarter ending on or after September 30, 2007; and

•                  maintain a Consolidated EBITDAX to Consolidated Interest Expense (as defined) ratio of at least 2.5 to 1.0 at the end of any fiscal quarter ending on or after September 30, 2007.

At September 30, 2007, the six month LIBOR rate was 5.13%, which would result in an interest rate of approximately 6.38%, on any new indebtedness we may incur under the EXCO Resources Credit Agreement. At September 30, 2007 and November 1, 2007, we had $484.0 million and $549.0 million, respectively, of outstanding indebtedness under the EXCO Resources Credit Agreement.

Preferred stock

The 7.0% Preferred Stock and Hybrid Preferred Stock were issued in several series at a purchase price of $10,000 per share. The Series A-2 7.0% Preferred Stock and the Series A-2 Hybrid Preferred Stock automatically convert into Series A-1 7.0% Preferred Stock and Series A-1 Hybrid Preferred Stock, respectively, upon the holders providing assurance to EXCO that such holders have satisfied any necessary filing requirements under the HSR Act or are able to avail themselves of an exemption therefrom. All of the shares of the Series A-2 7.0% Preferred Stock and Series A-2 Hybrid Preferred Stock have been converted into Series A-1 7.0% Preferred Stock and Series A-1 Hybrid Preferred Stock, respectively, as all of the holders of those series provided assurance to us that the necessary requirements under the HSR Act were satisfied. These conversions had no impact on the carrying value of the 7% Preferred Stock and the Hybrid Preferred Stock when taken as a collective group at September 30, 2007.

As of September 30, 2007, the liquidation preference of the 7.0% Preferred Stock and the Hybrid Preferred Stock was $0.4 billion and $1.6 billion, respectively.

We paid dividends totaling $42.6 million on September 4, 2007 and dividends totaling $5.8 million on September 15, 2007. We have accrued dividends of $5.8 million as of September 30, 2007. EXCO held its annual meeting of shareholders on August 30, 2007. During this meeting, shareholders voted in favor of the transformation of the Hybrid Preferred Stock into terms identical to the 7.0% Preferred Stock. As a result, the annual dividend requirement on the Hybrid Preferred Stock is reduced from $177.1 million to $112.7 million, a reduction of $64.4 million per annum.

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

As of November 1, 2007, we had contracts in place for the volumes and prices shown in the table below.

	NYMEX gas	Weighted		Weighted
	volume -	average contract	NYMEX oil	average contract
(in thousands, except prices)	Mmbtu	price per Mmbtu	volume - Bbls	price per Bbl
Swaps NYMEX:
Q4 2007	20,214	$8.11	251	$64.17
2008	100,110	8.36	1,095	61.09
2009	80,695	7.94	886	60.68
2010	29,798	7.79	108	59.85
2011	1,825	4.51	—	—
2012	1,830	4.51	—	—
2013	1,825	4.51	—	—

We occasionally enter into fixed-price physical delivery contracts as well as commodity price swap derivatives to manage price risk with regard to a portion of our oil and natural gas production.

Off-balance sheet arrangements

None.

Contractual obligations and commercial commitments

The following table presents a summary of our contractual obligations at September 30, 2007:

	Less than one	One to three	Three to five	More than five
(in thousands)	year	years	years	years	Total
Contractual obligations:
Long-term debt - senior notes (1)	$—	$—	$456,480	$—	$456,480
Long-term debt - EXCO Resources Credit Agreement (2)	—	—	484,000	—	484,000
Long-term debt - EPOP Credit Agreement (3)	—	—	1,040,000	—	1,040,000
Operating leases	14,304	27,015	15,439	543	57,301
Drilling/work commitments	31,692	20,932	—	—	52,624
Total contractual cash obligations(4)	$45,996	$47,947	$1,995,919	$543	$2,090,405

(1)          Our senior notes are due on January 15, 2011. The annual interest obligation is $32.2 million.

(2)          The EXCO Resources Credit Agreement matures on March 30, 2012.

(3)          The EPOP Credit Agreement matures on October 2, 2012.

(4)   Excludes annual dividends of $140.0 million on our 7.0% Preferred and Hybrid Preferred Stock. Such dividends are payable when, and as declared, by the Board of Directors.

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

The following table sets forth our derivative financial instruments management activities as of September 30, 2007.

		Weighted
	Volume	average strike	Fair value at
(in thousands, except prices)	Mmbtu/Bbls	price	September 30, 2007

Natural Gas:
Swaps NYMEX:
Remainder of 2007	30,428	$8.06	$32,182
2008	100,110	8.36	39,124
2009	73,395	7.90	(25,204)
2010	11,548	7.18	(9,308)
2011	1,825	4.51	(5,105)
2012	1,830	4.51	(4,503)
2013	1,825	4.51	(3,993)
Total Natural Gas	220,961		23,193

Oil:
Swaps:
Remainder of 2007	375	64.08	(6,004)
2008.	1,095	61.09	(16,150)
2009	886	60.68	(10,480)
2010	108	59.85	(1,162)
Total Oil	2,464		(33,796)
Total Oil and Natural Gas			$(10,603)

At September 30, 2007, the average forward NYMEX oil prices per Bbl for the remainder of 2007 were $80.26 and $76.41 for 2008 and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2007 and for calendar 2008 were $7.00 and $7.95, respectively.

Realized gains or losses from the settlement of derivative financial instruments are recorded in our financial statements as increases or decreases in derivative financial instrument activities. For example, using the oil swaps in place at September 30, 2007, for the remainder of 2007, if the settlement price exceeded the actual weighted average strike price of $64.08, then a reduction in derivative financial instrument activities revenue would have been recorded for the difference between the settlement price and $65.08, multiplied by the hedged volume of 375 Mbbls. Conversely, if the settlement price was less than $64.08, then an increase in derivative financial instrument activities revenue would have been recorded for the difference between the settlement price and $63.08, multiplied by the hedged volume of 375 Mbbls. For example, for a hedged volume of 375 Mbbls, if the settlement price was $65.08, then derivative financial instrument activities revenue would have decreased by $0.4 million. Conversely, if the settlement price was $63.08, derivative financial instrument activities revenue would have increased by $0.4 million.

Interest rate risk

At September 30, 2007, our exposure to interest rate changes related primarily to borrowings under our credit agreements and interest earned on our short-term investments. The interest rate is fixed at 7 1/4% on the $444.7 million in senior notes we have outstanding. As of September 30, 2007, we were not using any derivatives to manage interest rate risk. Interest is payable on borrowings under our credit agreements based on a floating rate as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our liquidity, capital resources and capital commitments.”  At September 30, 2007, we had $1.5 billion in outstanding borrowings under our credit agreements. A 1% change in interest rates based on the borrowings as of September 30, 2007 would result in an increase or decrease in our interest costs of $15.0 million per year. The interest we pay on these borrowings is set periodically based upon market rates.

Preferred stock liquidated damages risk

In connection with the Private Placement, we entered into a registration rights agreement, or 7.0% Registration Rights Agreement, with the Preferred Stock investors. If any shares of 7.0% Preferred Stock or Hybrid Preferred Stock are outstanding on March 30, 2011, we agreed to file a registration statement with the SEC by June 28, 2011 registering such shares for resale and to use our best efforts to have such registration statement declared effective by September 26, 2011. In connection with the Private Placement, we also entered into a registration rights agreement, or Hybrid Registration Rights Agreement, with the Hybrid Preferred Stock investors. The Hybrid Registration Rights Agreement and the obligation of the parties thereunder terminated on August 30, 2007.

If we are unable to meet the registration deadlines described above, if a registration statement ceases to remain effective or if we restrict sales under a registration statement under certain “blackout provisions” for longer than the contractually permitted period, we must pay liquidated damages at a rate of 0.5% per annum of the Preferred Stock liquidation preference for the first 90 days and thereafter for each subsequent 90-day period at an additional rate of 0.25% up to a maximum of 2.0% per annum during any default period.  Since NYSE Shareholder Approval was obtained, we may become obligated to pay the aforementioned liquidated damages under the 7.0% Registration Rights Agreement, the initial 0.5% increase of liquidated damages would be approximately $2.5 million for the first 90 days and an additional $1.3 million for each successive 90 day period. The maximum amount of potential liquidated damages under the 7.0% Registration Rights Agreement would total $40.0 million per annum.

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

Our management evaluated, under the supervision and with the participation of our CEO, CFO and CAO, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007 and concluded our controls were effective.

Changes in internal control over financial reporting

There have been no changes during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Vernon Acquisition and Southern Gas Acquisition have significantly increased our number of properties that we operate and assets that we manage. Management believes its controls are adequate to effectively integrate these assets into our existing control environment.

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accountants will also be required to report on the effectiveness of our internal control over financing reporting. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. We have not completed this process or assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

Risks relating to the master limited partnership

On September 13, 2007, a registration statement relating to the initial public offering, or IPO, of common units representing limited partner interests of EXCO Partners was filed with the Securities and Exchange Commission but has not yet become effective.  Completion of the registration is subject to market conditions and numerous other risks beyond the control of the Company and therefore it is possible that the master limited partnership will not complete an offering of securities, will not raise the planned amount of capital even if an offering of securities is completed, and will not be able to complete its proposed actions on the timetable indicated. Furthermore, the structure, nature, purpose, proposed assets and liabilities, and proposed manner of offering of the master limited partnership may change materially from those anticipated. In addition, the master limited partnership, and therefore the Company’s retained investment in the partnership, will be subject to the risks normally attendant in the oil and gas industry, including most of the same risks to which the Company is subject.

A registration statement relating to common units of EXCO Partners has been filed with the SEC but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This quarterly report shall not constitute an offer to sell or the solicitation of an offer to buy any securities.

Risks relating to our preferred stock

The holders of 7.0% Preferred Stock and Hybrid Preferred Stock have rights that could adversely affect an investment in our common stock.

On March 30, 2007, we completed the Private Placement of an aggregate of $390.0 million of 7.0% Preferred Stock and $1.61 billion of Hybrid Preferred Stock to accredited investors pursuant to the terms and conditions of a Preferred Stock Purchase Agreement dated March 28, 2007. The purchase price for each share was $10,000 (which equals the liquidation preference per share on March 30, 2007). The 7.0% Preferred Stock and the Hybrid Preferred Stock are convertible into shares of our common stock at an initial conversion price of $19.00 per share, subject to adjustment. Since NYSE Shareholder Approval was obtained, the designations, preferences, limitations and relative voting rights of the Hybrid Preferred Stock are identical to the designations, preferences, limitations and relative voting rights of the 7.0% Preferred Stock, including the right to dividends and the right to convert into shares of our common stock.

The initial $19.00 per share conversion price of the 7.0% Preferred Stock and the Hybrid Preferred Stock equates to each share of 7.0% Preferred Stock and the Hybrid Preferred Stock being initially convertible into approximately 526.3 shares of our common stock, subject to adjustment for fractional shares. The Statement of Designation for each series of the 7.0% Preferred Stock and the Hybrid Preferred Stock contain weighted average anti-dilution provisions that provide for an adjustment to the conversion price of the 7.0% Preferred Stock and the Hybrid Preferred Stock upon (i) the issuance of stock, convertible securities or options at a price below the then-current conversion price, (ii) the issuance of options to holders of common stock at less than the current market price, (iii) a dividend or distribution to holders of common stock in excess of $0.06 per share in any quarter or (iv) an equity tender offer or share repurchase by us at a price in excess of the current market price. The exact number of shares of common stock into which the 7.0% Preferred Stock and the Hybrid Preferred Stock may ultimately be converted may vary over time as a result of the effects of these anti-dilutive adjustments to the conversion price. Assuming no adjustment to the $19.00 conversion price, the 7.0% Preferred Stock and the Hybrid Preferred Stock are convertible into a total of 105,263,115 shares of our common stock.

The holders of 7.0% Preferred Stock and the Hybrid Preferred Stock also have the right to receive cash dividends at the rate of 7.0% per annum prior to March 30, 2013 and at the rate of 9.0% per annum thereafter. In lieu of paying cash dividends, we may, under certain circumstances prior to March 30, 2013, pay such dividend at a rate of 9.0% per annum by adding the dividend to the liquidation preference of the shares of 7.0% Preferred Stock and the Hybrid Preferred Stock. Upon the occurrence of a change of control, holders of 7.0% Preferred Stock and the Hybrid Preferred Stock may require us to repurchase their shares for cash at the liquidation preference plus accumulated dividends. These anti-dilution, dividend and liquidation provisions could substantially dilute our common shareholders’ interest and may otherwise adversely affect an investment in our common stock.

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

In connection with the Private Placement, we entered into the 7.0% Registration Rights Agreement with the Preferred Stock investors. The 7.0% Registration Rights Agreement contemplates the registration of the resale of the shares of common stock underlying the 7.0% Preferred Stock and the Hybrid Preferred Stock. We agreed to file with the SEC, not later than September 26, 2007, a registration statement to register the offer and sale of the common shares issuable upon conversion of the 7.0% Preferred Stock and the Hybrid Preferred Stock and to use our best efforts to have the registration statement declared effective by March 24, 2008.  If any shares of 7.0% Preferred Stock or Hybrid Preferred Stock are outstanding on March 30, 2011, we agreed to file a registration statement with the SEC by June 28, 2011 registering such shares for resale and to use our best efforts to have such registration statement declared effective by September 26, 2011.  If we are unable to meet the deadlines described above, if a registration statement ceases to remain effective or if we restrict sales under a registration statement under certain “blackout provisions” for longer than the contractually permitted period, we must pay liquidated damages at a rate of 0.5% per annum of the Preferred Stock liquidation preference for the first 90 days and thereafter for each subsequent 90-day period at an additional rate of 0.25% up to a maximum of 2.0% per annum during any default period.  We also agreed to indemnify holders against certain liabilities under the Securities Act in respect of any such resale registration.

On September 5, 2007, we filed an automatically effective registration statement on Form S-3 with the SEC to register for resale the shares of common stock issuable upon conversion of the Series A-1 Hybrid Preferred Stock and the Series A-1 7.0% Preferred Stock. The sale of a significant amount of shares in the open market as a result of registering the resale of shares under the 7.0% Registration Rights Agreement or the Hybrid Registration Rights Agreement, or the perception that these sales may occur, could cause the trading price of our common stock to decline or become highly volatile.

Item 4.           Submission of matters to a vote of security holders

For a description of the matters submitted to a vote of our security holders, please see our Current Report on Form 8-K dated August 30, 2007 and filed September 5, 2007 and incorporated by reference herein.

Item 6. Exhibits

See “Index to Exhibits” for a description of our exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC.
(Registrant)

Date: November 6, 2007	By:	/s/ DOUGLAS H. MILLER
Douglas H. Miller
Chairman and Chief Executive Officer

	By:	/s/ J. DOUGLAS RAMSEY
J. Douglas Ramsey, Ph.D.
Vice President and Chief Financial Officer

	By:	/s/ MARK E. WILSON
Mark E. Wilson Vice President, Chief Accounting Officer
and Controller

Index to Exhibits

Exhibit Number	Description of Exhibits

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

3.2

Articles of Amendment to the Third Amended and Restated Articles of Incorporation of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 30, 2007 and filed on September 5, 2007 and incorporated by reference herein.

3.3	Amended and Restated Bylaws of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 8, 2007 and filed on August 10, 2007 and incorporated by reference herein.

3.4

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

3.9

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

4.5	Form of 71/4% Global Note Due 2011, filed as an Exhibit to EXCO’s Pre-effective Amendment No. 1 to its Registration Statement on Form S-4 filed April 20, 2004 and incorporated by reference herein.

4.6	Specimen Stock Certificate for EXCO’s common stock, filed as an Exhibit to EXCO’s Amendment No. 2 to the Form S-1 (File No. 333- 129935) filed on January 27, 2006 and incorporated by reference herein.

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

10.6	Form of 71/4% Global Note Due 2011, filed as an Exhibit to EXCO’s Pre-effective Amendment No. 1 to its Registration Statement on Form S-4 filed April 20, 2004 and incorporated by reference herein.

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

10.16

EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.*

10.17

Amendment to the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 30, 2007 and filed on September 5, 2007 and incorporated by reference herein.*

10.18

Form of Incentive Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Annual Report on Form 10-K filed on March 19, 2007 and incorporated by reference herein.*

10.19

Form of Nonqualified Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Annual Report on Form 10-K filed on March 19, 2007 and incorporated by reference herein.*

10.20

Form of Restricted Stock Award Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.*

10.21

Merger Agreement, dated July 22, 2006, by and among Winchester Acquisition, LLC, Progress Fuels Corporation, Winchester Energy Company, Ltd., and WGC Holdco, LLC., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 22, 2006 and filed on July 25, 2006 and incorporated by reference herein.

10.22

First Amendment to Agreement and Plan of Merger, dated as of September 28, 2006, by and among Winchester Acquisition, LLC, Progress Fuels Corporation, Winchester Energy Company, Ltd., and WGC Holdco, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K/A-Amendment No. 2, dated July 22, 2006 and filed on October 4, 2006 and incorporated by reference herein.

10.23

Payment Performance Guaranty, dated July 22, 2006, by and between Progress Fuels Corporation and EXCO Resources, Inc., filed as an exhibit to EXCO’s Current Report on Form 8-K, dated July 22, 2006 and filed on July 24, 2006 and incorporated by reference herein.

10.24

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

10.28

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

10.30

Second Amended and Restated EXCO Resources, Inc. Severance Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 8, 2006 and filed on November 9, 2006 and incorporated by reference herein.*

10.31

Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated January 15, 2007 and filed on January 16, 2007 and incorporated by reference herein.

10.32

Purchase and Sale Agreement by and among Anadarko Petroleum Corporation and Anadarko Gathering Company, as Seller, and Vernon Holdings, LLC, as Purchaser, dated December 22, 2006, filed as an Exhibit to EXCO’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-139568) filed on January 16, 2007 and incorporated by reference herein.

10.33

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

10.34

Guaranty dated December 22, 2006 by EXCO Resources, Inc. in favor of Anadarko Petroleum Corporation and Anadarko Gathering Company, filed as an Exhibit to EXCO’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-139568) filed on January 16, 2007 and incorporated by reference herein.

10.35

Purchase and Sale Agreement by and among EXCO Resources, Inc., Anadarko Petroleum Corporation, Anadarko E&P Company, LP, Howell Petroleum Corporation, and Kerr-McGee Oil & Gas Onshore LP, dated February 1, 2007, filed as an Exhibit to EXCO’s Annual Report on Form 10-K filed on March 19, 2007 and incorporated by reference herein.

10.36

First Amendment to Credit Agreement effective as of December 31, 2006 among EXCO Partners Operating Partnership, LP, certain of its subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated March 8, 2007 and filed March 13, 2007 and incorporated by reference herein.

10.37

Preferred Stock Purchase Agreement, dated March 28, 2007, by and among EXCO Resources, Inc. and the other parties thereto filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.38

Letter Agreement, dated March 28, 2007, with OCM Principal Opportunities Fund IV, L.P. and OCM EXCO Holdings, LLC, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.*

10.39

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

10.43

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

10.48

Membership Interest Purchase and Sale Agreement, dated May 8, 2007, by and among EXCO Resources, Inc., Southern G Holdings, LLC, Crimson Exploration Inc. and Crimson Exploration Operating, Inc., filed as an Exhibit to EXCO’s Form     8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

10.49

Purchase Agreement, effective August 15, 2007, between OCM GW Holdings, LLC and EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 15, 2007 and filed on August 21, 2007 and incorporated by reference herein.

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