Form 10-Q
period 2008-09-30
EXCO RESOURCES INC
filed 2008-11-06
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

YES ☐ NO ☒

The number of shares of common stock, par value $0.001 per share, outstanding as of November 3, 2008 was 210,928,017.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands)	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,135	$55,510
Accounts receivable:
Oil and natural gas	181,011	146,297
Joint interest	12,349	21,614
Interest and other	4,576	2,151
Derivative financial instruments	60,259	66,632
Deferred income taxes	—	6,764
Inventory	33,527	3,686
Other	13,214	8,646
Total current assets	400,071	311,300
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	541,892	334,803
Proved developed and undeveloped oil and natural gas properties	4,919,404	4,926,053
Accumulated depletion	(829,372)	(500,493)
Oil and natural gas properties, net	4,631,924	4,760,363
Gas gathering assets	470,720	340,706
Accumulated depreciation and amortization	(28,034)	(16,142)
Gas gathering assets, net	442,686	324,564
Office and field equipment, net	23,851	20,844
Advance on pending acquisition	—	39,500
Derivative financial instruments	28,324	2,491
Deferred financing costs, net	17,458	20,406
Other assets	880	6,226
Goodwill	470,077	470,077
Total assets	$6,015,271	$5,955,771

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands, except per share data)	2008	2007
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$162,510	$106,305
Accrued interest payable	15,452	21,835
Revenues and royalties payable	136,927	100,978
Income taxes payable	202	87
Senior unsecured term credit agreement	300,000	—
Current portion of asset retirement obligations	1,787	1,656
Derivative financial instruments	51,064	47,306
Total current liabilities	667,942	278,167
Long-term debt	2,685,649	2,099,171
Asset retirement obligations and other long-term liabilities	109,149	89,810
Deferred income taxes	—	271,398
Derivative financial instruments	65,903	109,205
Commitments and contingencies	—	—

7.0% Cumulative Convertible Perpetual Preferred Stock, $0.001 par value, 39,008 shares outstanding at December 31, 2007, liquidation preference of $391,218	—	388,574
Hybrid Preferred Stock, $0.001 par value, 160,992 shares outstanding at December 31, 2007, liquidation preference of $1,614,616	—	1,603,704
Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 10,000,000; issued and outstanding shares - 200,000 presented above	—	—
Common stock, $0.001 par value; authorized shares - 350,000,000; issued and outstanding shares -210,926,742 at September 30, 2008 and 104,578,941 at December 31, 2007	211	105
Additional paid-in capital	3,063,504	1,043,645
Retained earnings (deficit)	(577,087)	71,992
Total shareholders’ equity	2,486,628	1,115,742
Total liabilities and shareholders’ equity	$6,015,271	$5,955,771

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share and share data)	2008	2007	2008	2007
Revenues and other income:
Oil and natural gas	$402,384	$228,316	$1,155,978	$610,227
Midstream	27,004	4,432	61,852	14,189
Gain (loss) on derivative financial instruments	900,313	98,252	(103,534)	80,130
Other income	1,820	2,417	5,496	7,579
Total revenues and other income	1,331,521	333,417	1,119,792	712,125
Costs and expenses:
Oil and natural gas production	62,979	44,376	177,518	121,349
Midstream operating expenses	28,820	4,236	59,671	11,339
Gathering and transportation	3,672	3,387	10,503	6,662
Depreciation, depletion and amortization	126,207	109,325	346,705	265,797
Write-down of oil and natural gas properties	1,193,105	—	1,193,105	—
Accretion of discount on asset retirement obligations	1,482	1,324	4,271	3,534
General and administrative	21,002	17,010	63,286	46,175
Interest	44,874	36,523	101,167	146,775
Total costs and expenses	1,482,141	216,181	1,956,226	601,631
Income (loss) before income taxes	(150,620)	117,236	(836,434)	110,494
Income tax expense (benefit)	(4,291)	60,774	(264,352)	58,843
Net income (loss)	(146,329)	56,462	(572,082)	51,651
Preferred stock dividends	6,997	45,733	76,997	97,968
Net income (loss) available to common shareholders	$(153,326)	$10,729	$(649,079)	$(46,317)
Net income (loss) per common share:
Net income (loss) per common share - basic	$(0.80)	$0.10	$(4.84)	$(0.44)
Net income (loss) per common share - diluted	$(0.80)	$0.10	$(4.84)	$(0.44)
Weighted average shares:
Basic	191,452	104,415	134,006	104,311
Diluted	191,452	106,683	134,006	104,311

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
(in thousands)	2008	2007
Operating Activities:
Net (loss) income	$(572,082)	$51,651
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (gain) on sale of other assets	20	(653)
Depreciation, depletion and amortization	346,705	265,797
Stock option compensation expense	10,842	6,728
Accretion of discount on asset retirement obligations	4,271	3,534
Write-down of oil and natural gas properties	1,193,105	—
Non-cash change in fair value of derivatives	(59,004)	4,821
Cash settlements of assumed derivatives	96,504	8,020
Deferred income taxes	(264,657)	64,918
Amortization of deferred financing costs and premium on 7 1/4% senior notes due 2011 and discount on long-term debt	6,527	10,800
Effect of changes in:
Accounts receivable	(27,569)	(62,522)
Other current assets	570	(2,547)
Accounts payable and other current liabilities	76,785	29,751
Net cash provided by operating activities	812,017	380,298
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(741,654)	(319,122)
Property and midstream acquisitions	(745,219)	(2,194,741)
Advance on pending acquisition	—	1,500
Proceeds from disposition of property and equipment and other	1,736	483,811
Net cash used in investing activities	(1,485,137)	(2,028,552)
Financing Activities:
Borrowings under credit agreements	1,065,185	2,008,000
Repayments under credit agreements	(476,200)	(2,113,532)
Borrowings under senior unsecured credit term agreement	300,000	—
Settlements of derivative financial instruments with a financing element	(96,504)	(8,020)
Proceeds from issuance of common stock	14,465	3,175
Proceeds from issuance of preferred stock	—	2,000,000
Payment of preferred stock dividends	(82,827)	(92,134)
Payments for preferred stock issuance costs	—	(7,501)
Deferred financing costs	(11,374)	(17,759)
Net cash provided by financing activities	712,745	1,772,229
Net increase in cash	39,625	123,975
Cash at beginning of period	55,510	22,822
Cash at end of period	$95,135	$146,797

Supplemental Cash Flow Information:
Interest paid	$109,017	$154,200
Derivative financial instruments assumed in Vernon Acquisition	$—	$(60,015)
Derivative financial instruments assumed in Southern Gas Acquisition	$—	$(42,204)
Supplemental non-cash investing and financing activities:
Capitalized stock compensation	$2,263	$1,332
Capitalized interest	$1,925	$—
Issuance of common stock for director services	$120	$—
Value of shares received for sale of properties	$—	$4,575

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Retained	Total
	Common Stock		paid-in	earnings	shareholders’
(in thousands)	Shares	Amount	capital	(deficit)	equity
Balance at December 31, 2007	104,579	$105	$1,043,645	$71,992	$1,115,742
Issuance of common stock	1,084	1	14,584	—	14,585
Preferred stock conversion	105,263	105	1,992,170	—	1,992,275
Preferred stock dividends	—	—	—	(76,997)	(76,997)
Share-based compensation	—	—	13,105	—	13,105
Net loss	—	—	—	(572,082)	(572,082)
Balance at September 30, 2008	210,926	$211	$3,063,504	$(577,087)	$2,486,628

Balance at December 31, 2006	104,162	$104	$1,024,442	$155,304	$1,179,850
Issuance of common stock	298	—	3,175	—	3,175
Preferred stock dividends	—	—	—	(97,968)	(97,968)
Share-based compensation	—	—	8,059	—	8,059
Net income	—	—	—	51,651	51,651
Balance at September 30, 2007	104,460	$104	$1,035,676	$108,987	$1,144,767

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

The accompanying condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007, the results of operations for the three and nine months ended September 30, 2008 and 2007, the statements of cash flows for the nine months ended September 30, 2008 and 2007 and the changes in shareholders’ equity for the nine months ended September 30, 2008 and 2007, are for EXCO and its subsidiaries. All intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and in the opinion of management, such financial statements reflect all adjustments necessary to present fairly the consolidated financial position of EXCO at September 30, 2008 and its results of operations and cash flows for the periods presented. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures. The results of operations for the interim periods are not necessarily indicative of the results we expect for the full year.

2.             Significant recent activities

Preferred Stock conversion

On July 18, 2008, we converted all outstanding shares of our 7.0% Cumulative Convertible Perpetual Preferred Stock and Hybrid Preferred Stock, or the Preferred Stock, into a total of approximately 105.2 million shares of our common stock. The conversion of the Preferred Stock had the effect of increasing the book value of shareholders’ equity by approximately $2.0 billion. We also paid all accrued dividends in cash totaling approximately $12.8 million to the holders of the converted shares of Preferred Stock. After July 18, 2008, dividends ceased to accrue on the Preferred Stock and all rights of the holders with respect to the Preferred Stock terminated, except for the right to receive the whole shares of common stock issuable upon conversion, accrued dividends through July 18, 2008 and cash in lieu of any fractional shares. The conversion of all outstanding shares of Preferred Stock into common stock eliminated our obligation to pay quarterly cash dividends of $35.0 million, resulting in annual dividend savings of $140.0 million.

Appalachian Acquisition

On February 20, 2008, EXCO acquired shallow natural gas properties from EOG Resources, Inc. located primarily in EXCO’s central Pennsylvania operating area, or the Appalachian Acquisition. The purchase price was $387.4 million and was financed with funds drawn under the EXCO Resources credit agreement. Our final purchase price allocation to the Appalachian Acquisition is presented in the following table:

(in thousands)
Purchase price calculation:
Purchase price	$386,703
Acquisition related expenses	741
Total purchase price	$387,444

Allocation of purchase price:
Oil and natural gas properties - proved	$334,308
Oil and natural gas properties - unproved	44,797
Gas gathering, compression facilities and other	19,876
Other property and equipment	2,517
Asset retirement obligations	(12,647)
Other liabilities assumed	(1,407)
Total purchase price allocation	$387,444

Southern Gas Acquisition

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

Danville Acquisition

On July 15, 2008, we acquired producing oil and natural gas properties, acreage and other assets in Gregg, Rusk and Upshur counties of Texas, or the Danville Acquisition, for approximately $249.5 million, net of preliminary closing adjustments. Funding for this acquisition was provided by a senior unsecured term loan, which matures on December 15, 2008. We expect to finalize the purchase price allocation in the fourth quarter of 2008. The preliminary purchase price allocation of $249.5 million is presented in the following table:

(in thousands)
Purchase price calculation:
Preliminary purchase price	$249,368
Acquisition related expenses	178
Total preliminary purchase price	$249,546

Allocation of purchase price:
Oil and natural gas properties - proved	$199,510
Oil and natural gas properties - unproved	42,045
Gas gathering, compression facilities and other	10,974
Other property and equipment	660
Asset retirement obligations	(1,123)
Other liabilites assumed	(2,520)
Total preliminary purchase price allocation	$249,546

Pro forma results of operations

The following table reflects the unaudited pro forma results of operations as though the Danville Acquisition, Appalachian Acquisition, the conversion of our Preferred Stock and the acquisitions and dispositions during 2007, including proved and unproved oil and natural gas properties in North Louisiana, or the Vernon Acquisition, the Southern Gas Acquisition and the Gulf Coast Sale, had occurred on January 1, 2007 (see our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of our 2007 acquisitions and sales).

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Revenues and other income	$1,334,659	$354,419	$1,158,472	$921,921
Net income (loss) available to common shareholders	$(142,986)	$50,523	$(543,467)	$94,005
Basic earnings (loss) per share	$(0.68)	$0.24	$(2.58)	$0.45
Diluted earnings (loss) per share	$(0.68)	$0.24	$(2.58)	$0.44

3.             Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for financial instruments. FASB Financial Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” or FAS 157-2, deferred implementation for other non-financial assets and liabilities for one year. Examples of non-financial assets and liabilities are asset retirement obligations and non-financial assets and liabilities initially measured at fair value in a business combination. We adopted SFAS No. 157 on January 1, 2008. See “Note 10.Derivative financial instruments and fair value measurements” for a discussion of the impacts of the adoption of SFAS No. 157.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The effective date of SFAS No. 162 is November 15, 2008.  We do not expect SFAS No. 162 to have an impact on our financial statements.

On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, or FSP 157-3. The purpose of FSP 157-3 is to clarify the application of SFAS No. 157 in a market that that is not active and provides an example which illustrates key considerations on determining fair value of a financial asset when a market for that financial asset is not active.

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

5.             Asset retirement obligations

The following is a reconciliation of our asset retirement obligations for the nine months ended September 30, 2008:

(in thousands)
Asset retirement obligation at January 1, 2008	$84,370
Activity during the nine months ended September 30, 2008:
Liabilities incurred during the period	3,319
Liabilities settled during the period	(2,683)
Additions to retirement obligations due to acquisitions	15,222
Accretion of discount	4,271
Asset retirement obligations as of September 30, 2008	104,499
Less current portion	1,787
Long-term portion	$102,712

We have no assets that are legally restricted for purposes of settling asset retirement obligations.

6.             Inventory

Inventory, which is included in current assets, includes tubular goods and other lease and well equipment which we plan to utilize in our ongoing exploration and development activities and is carried at the lower of cost or market.

7.             Oil and natural gas properties

We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs. Once we incur costs, they are recorded in the depletable pool of proved properties or unproved properties, or the full cost pool. Unproved property costs, which totaled $541.9 million and $334.8 million as of September 30, 2008 and December 31, 2007, respectively, are not subject to depletion. We review our unproved oil and natural gas property costs on a quarterly basis, and we expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. The full cost pool is comprised of intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds.

We calculate depletion using the unit-of-production method. Under this method, the sum of the proved properties and all estimated future development costs are divided by the total quantities of proved reserves. This rate is applied to our total production for the period and the appropriate expense is recorded. We capitalize the portion of general and administrative costs, including share-based compensation that is attributable to our acquisition, exploration, exploitation and development activities.

Sales, dispositions and other oil and natural gas property retirements are accounted for as adjustments to the full cost pool, with no recognition of gain or loss unless the disposition would significantly alter both the relationship between capitalized costs and proved reserves.

At the end of each quarterly period, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from our oil and natural gas properties using current period-end prices discounted at 10%, adjusted for related income tax effects (ceiling test). When computing our ceiling test, we evaluate the limitation at the end of each reporting period date. In the event our capitalized costs exceed the ceiling limitation at the end of the reporting date, we subsequently evaluate the limitation for price changes that occur after the balance sheet date to assess impairment as permitted by Staff Accounting Bulletin Topic 12—Oil and Gas Producing Activities. Subsequent to September 30, 2008, prices for oil and natural gas have continued to decline. Accordingly, we may be subject to additional ceiling test write-downs if prices do not increase above their September 30, 2008 levels. At September 30, 2008, the carrying costs of our unamortized proved oil and natural gas properties, net of deferred taxes, exceeded the September 30, 2008 present value of future net revenues. As a result, we recognized a pretax non-cash write-down of our oil and natural gas properties of approximately $1.2 billion, or $723.3 million after tax, at September 30, 2008. Under full cost accounting rules, any ceiling test write-downs of oil and natural gas properties may not be reversed in subsequent periods. Since we do not designate our derivative financial instruments as hedges, we are not allowed to use the impacts of the derivative financial instruments in our ceiling test computation. As a result, decreases in commodity prices which contribute to ceiling test write-downs may be offset by mark-to-market gains which are not reflected in our ceiling test results.

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

8.             Earnings (loss) per share

We account for earnings per share in accordance with SFAS No. 128, “Earnings per share,” or SFAS No. 128. SFAS No. 128 requires companies to present two calculations of earnings per share; basic and diluted. Basic earnings (loss) per share for the three and nine months ended September 30, 2008 and 2007 equals the net income (loss) available to common shareholders divided by the weighted average common shares outstanding during the period. Common shares resulting from the conversion of our Preferred Stock on July 18, 2008 are included in the weighted average common shares for the three and nine months ended September 30, 2008. Diluted earnings (loss) per common share for the three and nine months ended September 30, 2008 and 2007 is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive common stock equivalents, including our Preferred Stock, whether exercisable or not. Since we incurred net losses for the three and nine months ended September 30, 2008 and the nine months ended September 30, 2007, we have excluded the potential common stock equivalents from the assumed conversion of stock options of 5,320,954, 4,833,503 and 2,541,801, respectively. Antidilutive options representing 785,125 shares for the three months ended September 30, 2007 were excluded from the computation of diluted earnings per share due to the options exercise price being lower than the weighted average stock price for the quarter. We have also excluded 19,439,891, 76,336,899, 105,260,000, and 105,260,000 shares of common stock equivalents from the assumed conversion of the Preferred Stock from the computation of earnings per share for the three and nine months ended September 30, 2008 and the three and nine months ended September 30, 2007, respectively, as they are antidilutive.

The following table presents the basic and diluted income (loss) per share computations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Basic income (loss) per common share:
Net income (loss)	$(146,329)	$56,462	$(572,082)	$51,651
Preferred stock dividends	6,997	45,733	76,997	97,968
Net income (loss) available to common shareholders	$(153,326)	$10,729	$(649,079)	$(46,317)

Shares:
Weighted average number of common shares outstanding	191,452	104,415	134,006	104,311

Basic income (loss) per common share:
Net income (loss) available to common shareholders per common share	$(0.80)	$0.10	$(4.84)	$(0.44)

Diluted income (loss) per share:
Net income (loss) available to common shareholders	$(153,326)	$10,729	$(649,079)	$(46,317)

Shares:
Weighted average number of common shares outstanding	191,452	104,415	134,006	104,311
Dilutive effect of stock options	—	2,268	—	—
Weighted average common shares and common stock equivalent shares outstanding	191,452	106,683	134,006	104,311

Diluted income (loss) per share:
Net income (loss) available to common shareholders per common share	$(0.80)	$0.10	$(4.84)	$(0.44)

9.             Stock options

We account for stock options in accordance with SFAS No. 123(R), “Share-Based Compensation,” or SFAS No. 123(R). As required by SFAS No. 123(R), the granting of options to our employees under our 2005 Long-Term Incentive Plan, or the 2005 Incentive Plan, are share-based payment transactions and are to be treated as compensation expense by us with a corresponding increase to additional paid-in capital. Volatility is determined based on the combination of the weighted average volatility of our common stock price and the daily closing prices from five comparable public companies during the period when we were privately held. For the three and nine months ended September 30, 2008, total share-based compensation was $5.1 million and $13.1 million, respectively, of which $4.1 million and $10.8 million, respectively, is included in general and administrative and lease operating expense and $1.0 million and $2.3 million, respectively, was capitalized as part of proved developed and undeveloped oil and natural gas properties. For the three and nine months ended September 30, 2007, total share-based compensation was $2.7 million and $8.1 million, respectively, of which $2.3 million and $6.7 million, respectively, is included in general and administrative and lease operating expense and $0.4 million and $1.4 million, respectively, was capitalized as part of proved developed and undeveloped oil and natural gas properties. Total share-based compensation to be recognized on unvested awards as of September 30, 2008 is $21.6 million over a weighted average period of 0.92 years.

During the nine months ended September 30, 2008, options to purchase 1,360,600 shares were granted under the 2005 Incentive Plan at prices ranging from $15.15 to $38.01 per share with fair values ranging from $5.39 to $14.27 per share. The options expire ten years following the date of grant. Pursuant to the 2005 Incentive Plan, 25% of the options vest immediately with an additional 25% to vest on each of the next three anniversaries of the date of the grant. As of September 30, 2008 and December 31, 2007, there were 5,927,675 and 7,022,375 shares available to be granted under the 2005 Incentive Plan, respectively.

10.          Derivative financial instruments and fair value measurements

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

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This fair value may be different than the settlement value based on company-specific inputs, such as credit rating, futures markets and forward curves, and readily available buyers or sellers for such assets or liabilities. Prior to January 1, 2008, our derivative financial instruments were recorded at their expected settlement value.

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

As of September 30, 2008, our oil and natural gas derivative financial instruments and interest rate swaps are required to be measured at their estimated fair value pursuant to SFAS No. 157. The following presents a summary of the estimated fair value of our derivative financial instruments at September 30, 2008:

(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$(33,539)	$—	$(33,539)
Interest rate swaps	—	5,155	—	5,155
	$—	$(28,384)	$—	$(28,384)

Oil and natural gas derivatives

The following table presents our financial assets and liabilities for oil and natural gas derivative financial instruments measured at fair value subject to the disclosure requirements of SFAS No. 157 as of September 30, 2008:

		Weighted
	Volume	average strike	Fair value at
(in thousands, except prices)	Mmbtu/Bbl	price	September 30, 2008
Natural Gas:
Swaps (NYMEX):
Remainder of 2008	26,910	$8.39	$22,458
2009	100,530	8.18	5,968
2010	44,397	8.10	(17,452)
2011	9,125	7.97	(3,504)
2012	1,830	4.51	(5,088)
2013	1,825	4.51	(4,701)
Total Natural Gas	184,617		(2,319)

Oil:
Swaps (NYMEX):
Remainder of 2008	450	78.60	(9,065)
2009	1,580	80.64	(30,940)
2010	1,568	104.64	967
2011	1,095	112.99	7,539
2012	92	109.30	279
Total Oil	4,785		(31,220)
Total Oil and Natural Gas			$(33,539)

In measuring fair value of financial assets and liabilities pursuant to SFAS No. 157, we utilize quoted NYMEX futures for period prices applicable to our derivatives and other relevant information generated by market transactions. Our derivative financial instruments and their related fair value tier have been classified as Level 2. The significant observable inputs for our oil and natural gas derivatives are based principally on NYMEX strip prices, London Inter Bank Offered Rate, or LIBOR, and credit risk assessment which affects the discount rate to be utilized to compute fair value. To adjust for credit risk, we use a factor based on management’s estimated credit rating of the applicable institution. This factor is applied to each transaction, based on whether it is an asset or liability. For a liability, we use our credit rating factor, which was 627 basis points, or bps, at September 30, 2008. For an asset, we use the credit rating factor for the significant institutional counterparties, which ranged from approximately 60 bps to 625 bps at September 30, 2008.

At September 30, 2008, the average forward NYMEX oil prices per Bbl for the remainder of 2008 and for 2009 were $100.49 and $102.46, respectively, and the average forward NYMEX natural gas price per Mmbtu for the remainder of 2008 and for 2009 was $7.57 and $8.15, respectively.

Interest rate swaps

In January 2008, we entered into interest rate swaps to mitigate our exposure to fluctuations in interest rates on $700.0 million in principal through February 14, 2010 at LIBO rates ranging from 2.45% to 2.8%. During the three and nine months ended September 30, 2008, we recognized $2.0 million as an increase to interest expense on our interest rate swaps and $6.1 million as a reduction to interest expense on our interest rate swaps, respectively. The impact of SFAS No. 157 was not material to our interest rate swaps. As of September 30, 2008, the fair value of our interest rate swaps was an asset of $5.2 million.

11.          Current and long-term debt

Our total debt is summarized as follows:

	September 30,	December 31,
(in thousands)	2008	2007
Current debt:
Senior unsecured term credit agreement	$300,000	$—
Long-term debt:
EXCO credit agreement.	1,014,000	560,500
EXCO Operating credit agreement.	1,218,485	1,083,000
7 1/4% senior notes due 2011	444,720	444,720
Unamortized premium on 7 1/4 % senior notes due 2011	8,444	10,951
Total long-term debt	$2,685,649	$2,099,171
Total debt	$2,985,649	$2,099,171

Credit agreements

Senior Unsecured Term Credit Agreement

On July 15, 2008, EXCO Operating entered into a senior unsecured term credit agreement, or the Term Credit Agreement, and drew $300.0 million, resulting in net proceeds of $289.4 million after transaction fees and administrative expenses. Proceeds from the Term Credit Agreement were used to fund the Danville Acquisition from private sellers for approximately $224.5 million, net of a $25.0 million deposit paid early in the second quarter of 2008 and preliminary closing adjustments, provide working capital to EXCO Operating and reduce debt on the EXCO Operating credit agreement.

The Term Credit Agreement balance of $300.0 million was borrowed in a single draw on July 15, 2008. Thereafter through October 15, 2008, EXCO Operating could have requested additional term loans of up to $200.0 million in the aggregate, but the lenders had no obligation to provide the requested additional funding. EXCO Operating did not request any additional borrowings under the Term Credit Agreement. The Term Credit Agreement is due and payable on December 15, 2008 and is guaranteed by all existing and future direct or indirect subsidiaries of EXCO Operating, including any guarantor of the EXCO Operating credit agreement.

Financial covenants governing the Term Credit Agreement include a minimum current ratio of 1.00 to 1.00, a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00. At the borrower’s election, term loans under the Term Credit Agreement may bear interest at a rate per annum equal to: (a) the Alternate Base Rate, or ABR (defined as the higher of (i) the rate of interest publicly announced by JPMorgan as its prime rate in effect at its principal office in New York City and (ii) the federal funds effective rate from time to time plus 0.50%), plus 4.75% or

(b) the LIBO Rate (defined as the greater of (i) the rate at which Eurodollar deposits in the London interbank market for one, two or three months, as selected by the borrower, are quoted on the Telerate screen and (ii) 3.50%) as adjusted for actual statutory reserve requirements for Eurocurrency liabilities, plus 6.0%. In the case of term loans bearing interest based upon ABR, interest is payable quarterly in arrears. In the case of term loans bearing interest based upon the LIBO rate, interest is payable on the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period. The Term Credit Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type and are substantially the same as the terms included in the EXCO Operating credit agreement.

At September 30, 2008, the interest rate on the Term Credit Agreement was 9.5% using the 3.50% LIBO rate floor. At September 30, 2008 we had $300.0 million of outstanding indebtedness under the Term Credit Agreement.

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

The borrowing base is redetermined semi-annually with EXCO and the lenders having the right to interim unscheduled redeterminations in certain circumstances, such as asset acquisitions or sales. Scheduled redeterminations are on or about April 1 and October 1 of each year. The interest rate ranges from LIBOR plus 100 bps to LIBOR plus 175 bps depending upon borrowing base usage. The facility also includes an ABR pricing alternative ranging from ABR plus 0 bps to ABR plus 75 bps depending upon borrowing base usage. Borrowings under the EXCO Resources Credit Agreement are collateralized by a first lien mortgage providing a security interest in our oil and natural gas properties. EXCO has also agreed to have in place derivative financial instruments covering no more than 80% of its forecasted production from total proved reserves (as defined) for each of the first two years of the forthcoming five year period and 70% for each of the third through fifth years of the forthcoming five year period. EXCO is required to have in place mortgages covering 80% of the engineered value of its Borrowing Base Properties (as defined). The foregoing description is not complete and is qualified in its entirety by the EXCO Resources Credit Agreement. As of September 30, 2008, EXCO was in compliance with the financial covenants contained in the EXCO Resources Credit Agreement which require that we:

•      maintain a consolidated current ratio (as defined) of at least 1.0 to 1.0 as of the end of any fiscal quarter ending on or after September 30, 2007;

•      not permit our ratio of consolidated funded indebtedness (as defined) to consolidated EBITDAX (as defined) to be greater than (i) 4.0 to 1.0 at the end of any fiscal quarter ending on or after September 30, 2008 and on or before December 31, 2008, (ii) 3.75 to 1.0 at the end of the fiscal quarter ending on March 31, 2009 and (iii) 3.5 to 1.0 beginning with the quarter ending June 30, 2009 and each quarter thereafter; and

•      maintain a consolidated EBITDAX to consolidated interest expense (as defined) ratio of at least 2.5 to 1.0 at the end of any fiscal quarter ending on or after September 30, 2007.

At September 30, 2008 and December 31, 2007, the six month LIBO rates were 4.3% and 4.6%, respectively, which resulted in interest rates of approximately 5.8% and 5.8%, respectively. At September 30, 2008 and December 31, 2007, we had $1.0 billion and $560.5 million, respectively, of outstanding indebtedness under the EXCO Resources Credit Agreement. The next scheduled borrowing base redetermination date is April 1, 2009.

EXCO Operating Credit Agreement

The EXCO Operating Credit Agreement has a borrowing base of $1.3 billion. The borrowing base is scheduled to be redetermined on a semi-annual basis, with EXCO Operating and the lenders having the right to interim unscheduled redeterminations in certain circumstances. Scheduled redeterminations will be made on or about April 1 and October 1 of each year. The EXCO Operating Credit Agreement is secured by a first priority lien on the assets of EXCO Operating, including 100% of the equity of EXCO Operating’s subsidiaries, and is guaranteed by all existing and future subsidiaries of EXCO Operating. EXCO Operating has agreed to have in place derivative financial instruments covering no more than 80% of the “forecasted production from total proved reserves” (as defined) for 2008 and 70% of the forecasted production from total proved reserves for 2009 through 2011. On July 14, 2008, EXCO Operating entered into a second amendment to the EXCO Operating Credit Agreement to (i) allow EXCO Operating to incur up to $500.0 million of indebtedness under the Term Credit Agreement and (ii) exclude drawings under the Term Credit Agreement from the consolidated current ratio, as defined in the EXCO Operating Credit Agreement through December 31, 2008. The foregoing description is not complete and is qualified in its entirety by the EXCO Operating Credit Agreement. As of September 30, 2008, EXCO Operating was in compliance with the financial covenants contained in the EXCO Operating Credit Agreement, which require that EXCO Operating:

•      maintain a consolidated current ratio (as defined) of at least 1.0 to 1.0 at the end of any fiscal quarter, beginning with the quarter ended September 30, 2007;

•      not permit our ratio of consolidated indebtedness to consolidated EBITDAX (as defined) to be greater than 3.5 to 1.0 at the end of each fiscal quarter, beginning with the quarter ended September 30, 2007; and

•      not permit our interest coverage ratio (as defined) to be less than 2.5 to 1.0 at the end of each fiscal quarter, beginning with the quarter ended September 30, 2007.

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

At September 30, 2008 and December 31, 2007, the six month LIBO rates were 4.3% and 4.6%, respectively, which resulted in interest rates of approximately 6.1% and 6.1%, respectively. At September 30, 2008 and December 31, 2007, we had $1.2 billion and $1.1 billion, respectively, of outstanding indebtedness under the EXCO Operating Credit Agreement. The next scheduled borrowing base redetermination date is April 1, 2009.

7 1/4% senior notes due January 15, 2011

As of September 30, 2008 and December 31, 2007, $444.7 million and $444.7 million, respectively, in principal were outstanding on our 7 1/4% senior notes due January 15, 2011, or Senior Notes. The unamortized premium on the Senior Notes at September 30, 2008 and December 31, 2007 was $8.4 million and $11.0 million, respectively. The estimated fair value of the Senior Notes, based on quoted market prices for the Senior Notes, was $435.8 million on September 30, 2008.

12.          Income Taxes

Each quarter we evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws. We apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. For the nine months ended September 30, 2008 our cumulative financial operating losses increased due to the third quarter ceiling test write-down of the carrying value of our oil and natural gas properties. As a result of the cumulative financial operating losses, measured in accordance with GAAP, we have provided a valuation allowance of approximately $63.3 million to reduce our net deferred tax asset balance at September 30, 2008 to zero. The valuation allowance does not impact future utilization of the underlying tax attributes.

13.          Operating segments

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

Summarized financial information concerning our reportable segments is shown in the following table:

	Exploration and		Intercompany	Consolidated
(in thousands)	production	Midstream	eliminations	total
For the three months ended September 30, 2008:
Total revenues	$404,204	$49,258	$(22,254)	$431,208
Intersegment revenues	—	(22,254)	22,254	—
Third party revenues	$404,204	$27,004	$—	$431,208

Segment profit	$337,553	$7,848	$(9,664)	$335,737

For the three months ended September 30, 2007:
Total revenues	$230,733	$12,274	$(7,842)	$235,165
Intersegment revenues	—	(7,842)	7,842	—
Third party revenues	$230,733	$4,432	$—	$235,165

Segment profit	$182,970	$6,634	$(6,438)	$183,166

For the nine months ended September 30, 2008:
Total revenues	$1,161,474	$105,915	$(44,063)	$1,223,326
Intersegment revenues	—	(44,063)	44,063	—
Third party revenues	$1,161,474	$61,852	$—	$1,223,326

Segment profit	$973,453	$26,915	$(24,734)	$975,634

For the nine months ended September 30, 2007:
Total revenues	$617,806	$33,603	$(19,414)	$631,995
Intersegment revenues	—	(19,414)	19,414	—
Third party revenues	$617,806	$14,189	$—	$631,995

Segment profit	$489,795	$17,615	$(14,765)	$492,645

As of September 30, 2008:
Total assets	$5,594,388	$420,883	$—	$6,015,271

As of December 31, 2007:
Total assets	$5,640,034	$315,737	$—	$5,955,771

The following table reconciles the segment profits reported above to income (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Segment profits	$335,737	$183,166	$975,634	$492,645
Gain (loss) on derivative financial instruments	900,313	98,252	(103,534)	80,130
Depreciation, depletion and amortization	(126,207)	(109,325)	(346,705)	(265,797)
Write-down of oil and natural gas properties	(1,193,105)	—	(1,193,105)	—
Accretion of discount on asset retirement obligations	(1,482)	(1,324)	(4,271)	(3,534)
General and administrative	(21,002)	(17,010)	(63,286)	(46,175)
Interest	(44,874)	(36,523)	(101,167)	(146,775)
Income (loss) before income taxes	$(150,620)	$117,236	$(836,434)	$110,494

14.          Subsequent events

On October 20, 2008, the respective group of banks reaffirmed the borrowing base of $1.2 billion and $1.3 billion under the EXCO Resources Credit Agreement and the EXCO Operating Credit Agreements, respectively.

15.          Condensed consolidating financial statements

Set forth below are condensed consolidating financial statements of EXCO, the guarantor subsidiaries and the non-guarantor subsidiaries. The Senior Notes are jointly and severally guaranteed by some of our subsidiaries (referred to as Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned subsidiaries of EXCO Resources, or Resources, and the guarantees are unconditional as it relates to the assets of the Guarantor Subsidiaries. In 2007, certain subsidiaries, previously Guarantor Subsidiaries, were merged into and with Resources.

In connection with the 2007 mergers discussed above, the condensed consolidating balance sheet as of December 31, 2007 and the condensed consolidating statements of operations for the three and nine months ended September 30, 2007 and condensed consolidating statements of cash flows for the nine months ended September 30, 2007 have been restated to reflect the Guarantor Subsidiaries as if they had been part of Resources for all periods presented. In addition, we have adjusted the 2007 consolidating financial information to reflect our designation of a midstream business segment in the second quarter of 2008 and certain prior year amounts have been reclassified to conform to the current year presentation. All of the entities comprising our midstream segment are subsidiaries of EXCO Operating, which is a non-guarantor subsidiary. The columns designated as “Non-guarantor subsidiaries” in the accompanying condensed consolidating financial statements represent EXCO Operating and its subsidiaries. There are no other non-guarantor subsidiaries.

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

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

September 30, 2008

(in thousands)	Resources	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$19,430	$4,959	$70,746	$—	$95,135
Other current assets	81,993	42,586	180,357	—	304,936
Total current assets	101,423	47,545	251,103	—	400,071
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	101,906	142,389	297,597	—	541,892
Proved developed and undeveloped oil and natural gas properties	1,172,068	968,075	2,779,261	—	4,919,404
Allowance for depreciation, depletion and amortization	(202,126)	(129,915)	(497,331)	—	(829,372)
Oil and natural gas properties, net	1,071,848	980,549	2,579,527	—	4,631,924
Gas gathering, office and field equipment, net	8,826	54,045	403,666	—	466,537
Deferred financing costs	20,366	—	7,958	—	28,324
Derivative financial instruments	6,907	—	10,551	—	17,458
Goodwill	110,800	164,469	194,808	—	470,077
Investments in and advances to affiliates	1,918,893	—	—	(1,918,893)	—
Other assets, net	—	680	200	—	880
Total assets	$3,239,063	$1,247,288	$3,447,813	$(1,918,893)	$6,015,271

Liabilities and stockholders’ equity
Current liabilities	$119,716	$64,628	$483,598	$—	$667,942
Long-term debt	1,467,164	—	1,218,485	—	2,685,649
Deferred income taxes	(43,267)	43,267	—	—	—
Other liabilities	59,772	73,649	41,631	—	175,052
Payable to parent	(850,950)	924,413	(73,463)	—	—
Commitments and contingencies	—	—	—	—	—
Preferred stock	—	—	—	—	—
Stockholders’ equity	2,486,628	141,331	1,777,562	(1,918,893)	2,486,628
Total liabilities and stockholders’ equity	$3,239,063	$1,247,288	$3,447,813	$(1,918,893)	$6,015,271

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007

(in thousands)	Resources	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23,069	$7,250	$25,191	$—	$55,510
Other current assets	76,261	31,601	147,928	—	255,790
Total current assets	99,330	38,851	173,119	—	311,300
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	92,680	17,142	224,981	—	334,803
Proved developed and undeveloped oil and natural gas properties	1,192,337	899,745	2,833,971	—	4,926,053
Allowance for depreciation, depletion and amortization	(112,548)	(84,288)	(303,657)	—	(500,493)
Oil and natural gas properties, net	1,172,469	832,599	2,755,295	—	4,760,363
Gas gathering, office and field equipment, net	7,449	32,665	305,294	—	345,408
Advance on pending acquisition	39,500	—	—	—	39,500
Deferred financing costs	7,619	—	12,787		20,406
Derivative financial instruments	851	—	1,640	—	2,491
Goodwill	110,800	164,469	194,808	—	470,077
Investments in and advances to affiliates	2,525,487	—	—	(2,525,487)	—
Other assets, net	—	668	5,558	—	6,226
Total assets	$3,963,505	$1,069,252	$3,448,501	$(2,525,487)	$5,955,771

Liabilities and shareholders’ equity
Current liabilities	$118,522	$35,959	$123,686	$—	$278,167
Long-term debt	1,016,171	—	1,083,000	—	2,099,171
Deferred income taxes	105,531	165,867	—	—	271,398
Other liabilities	77,189	67,197	54,629	—	199,015
Payable to parent	(461,928)	468,607	(6,679)	—	—
Commitments and contingencies	—	—	—	—	—
Preferred stock	1,992,278	—	—	—	1,992,278
Shareholders’ equity	1,115,742	331,622	2,193,865	(2,525,487)	1,115,742
Total liabilities and shareholders’ equity	$3,963,505	$1,069,252	$3,448,501	$(2,525,487)	$5,955,771

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended September 30, 2008

			Non-
		Guarantor	guarantor
(in thousands)	Resources	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues and other income:
Oil and natural gas	$116,326	$58,473	$227,585	$—	$402,384
Midstream	—	—	27,004	—	27,004
Gain on derivative financial instruments	385,132	50,456	464,725	—	900,313
Other income (loss)	7,157	(6,217)	880	—	1,820
Equity in earnings of subsidiaries	(255,828)	—	—	255,828	—
Total revenues and other income	252,787	102,712	720,194	255,828	1,331,521

Costs and expenses:
Oil and natural gas production	19,625	9,473	33,881	—	62,979
Midstream operating expenses	—	—	28,820		28,820
Gathering and transportation	56	832	2,784	—	3,672
Depreciation, depletion and amortization	39,919	16,856	69,432	—	126,207
Writedown of oil and natural gas properties	198,440	359,350	635,315	—	1,193,105
Accretion of discount on asset retirement obligations	417	723	342	—	1,482
General and administrative	11,688	4,814	4,500	—	21,002
Interest	19,530	—	25,344	—	44,874
Total costs and expenses	289,675	392,048	800,418	—	1,482,141
Income (loss) before income taxes	(36,888)	(289,336)	(80,224)	255,828	(150,620)
Income tax expense (benefit)	109,441	(113,732)	—	—	(4,291)
Net income (loss)	(146,329)	(175,604)	(80,224)	255,828	(146,329)
Preferred stock dividends	6,997	—	—	—	6,997
Net income (loss) available to common shareholders	$(153,326)	$(175,604)	$(80,224)	$255,828	$(153,326)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

For the nine months ended September 30, 2008

			Non-
		Guarantor	guarantor
(in thousands)	Resources	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues and other income:
Oil and natural gas	$336,290	$167,819	$651,869	$—	$1,155,978
Midstream	—	—	61,852	—	61,852
Loss on derivative financial instruments	(28,618)	(9,478)	(65,438)	—	(103,534)
Other income (loss)	22,294	(18,865)	2,067	—	5,496
Equity in earnings of subsidiaries	(606,593)	—	—	606,593	—
Total revenues and other income	(276,627)	139,476	650,350	606,593	1,119,792

Costs and expenses:
Oil and natural gas production	57,734	26,653	93,131	—	177,518
Midstream operating expenses	—	—	59,671		59,671
Gathering and transportation	173	2,246	8,084	—	10,503
Depreciation, depletion and amortization	91,456	48,966	206,283	—	346,705
Writedown of oil and natural gas properties	198,440	359,350	635,315	—	1,193,105
Accretion of discount on asset retirement obligations	1,232	2,014	1,025	—	4,271
General and administrative	36,543	13,243	13,500	—	63,286
Interest	51,525	—	49,642	—	101,167
Total costs and expenses	437,103	452,472	1,066,651	—	1,956,226
Income (loss) before income taxes	(713,730)	(312,996)	(416,301)	606,593	(836,434)
Income tax benefit	(141,648)	(122,704)	—	—	(264,352)
Net income (loss)	(572,082)	(190,292)	(416,301)	606,593	(572,082)
Preferred stock dividends	76,997	—	—	—	76,997
Net income (loss) available to common shareholders	$(649,079)	$(190,292)	$(416,301)	$606,593	$(649,079)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended September 30, 2007

			Non-
		Guarantor	guarantor
(in thousands)	Resources	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues and other income:
Oil and natural gas	$59,102	$27,974	$141,240	$—	$228,316
Midstream	—	—	4,432	—	4,432
Gain on derivative financial instruments	16,528	9,620	72,104	—	98,252
Other income (loss)	9,180	(7,104)	341	—	2,417
Equity in earnings of subsidiaries	81,349	—	—	(81,349)	—
Total revenues and other income	166,159	30,490	218,117	(81,349)	333,417

Costs and expenses:
Oil and natural gas production	12,924	5,839	25,613	—	44,376
Midstream operating expenses	—	—	4,236	—	4,236
Gathering and transportation	158	435	2,794	—	3,387
Depreciation, depletion and amortization	19,504	10,768	79,053	—	109,325
Accretion of discount on asset retirement obligations	439	486	399	—	1,324
General and administrative	10,442	2,068	4,500	—	17,010
Interest	16,293	—	20,230	—	36,523
Total costs and expenses	59,760	19,596	136,825	—	216,181
Income (loss) before income taxes	106,399	10,894	81,292	(81,349)	117,236
Income tax expense	49,937	10,837	—	—	60,774
Net income (loss)	56,462	57	81,292	(81,349)	56,462
Preferred stock dividends	45,733	—	—	—	45,733
Net income (loss) available to common shareholders	$10,729	$57	$81,292	$(81,349)	$10,729

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

For the nine months ended September 30, 2007

			Non-
		Guarantor	guarantor
(in thousands)	Resources	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues and other income:
Oil and natural gas	$146,066	$90,030	$374,131	$—	$610,227
Midstream	—	—	14,189	—	14,189
Gain (loss) on derivative financial instruments	17,736	(4,886)	67,280	—	80,130
Other income (loss)	27,394	(21,743)	1,928	—	7,579
Equity in earnings of subsidiaries	61,721	—	—	(61,721)	—
Total revenues and other income	252,917	63,401	457,528	(61,721)	712,125

Costs and expenses:
Oil and natural gas production	32,352	17,265	71,732	—	121,349
Midstream operating expenses	—	—	11,339	—	11,339
Gathering and transportation	461	1,007	5,194	—	6,662
Depreciation, depletion and amortization	45,585	31,139	189,073	—	265,797
Accretion of discount on asset retirement obligations	1,075	1,439	1,020	—	3,534
General and administrative	25,607	7,400	13,168	—	46,175
Interest	45,843	—	100,932	—	146,775
Total costs and expenses	150,923	58,250	392,458	—	601,631
Income (loss) before income taxes	101,994	5,151	65,070	(61,721)	110,494
Income tax expense	50,343	8,500	—	—	58,843
Net income (loss)	51,651	(3,349)	65,070	(61,721)	51,651
Preferred stock dividends	97,968	—	—	—	97,968
Net loss available to common shareholders	$(46,317)	$(3,349)	$65,070	$(61,721)	$(46,317)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

For the nine months ended September 30, 2008

(in thousands)	Resources	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$219,779	$89,856	$502,382	$—	$812,017
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(160,259)	(156,431)	(424,964)	—	(741,654)
Property and midstream acquisitions	(400,660)	(437)	(344,122)	—	(745,219)
Proceeds from dispositions of property and equipment	1,288	282	166		1,736
Advance on pending acquisition	—	—	—	—	—
Advances/investments with affiliates	3,179	64,439	(67,618)	—	—
Net cash used in investing activities	(556,452)	(92,147)	(836,538)	—	(1,485,137)
Financing Activities:
Borrowings under credit agreements	750,000	—	315,185	—	1,065,185
Repayments under credit agreements	(296,500)	—	(179,700)	—	(476,200)
Borrowings under senior unsecured credit term agreement	—	—	300,000	—	300,000
Settlements of derivative financial instruments with a financing element	(51,399)	—	(45,105)	—	(96,504)
Proceeds from issuance of common stock	14,465	—	—	—	14,465
Payment of preferred stock dividends	(82,827)	—	—	—	(82,827)
Deferred financing costs and other	(707)	—	(10,667)	—	(11,374)
Net cash provided by financing activities	333,032	—	379,713	—	712,745
Net (decrease) increase in cash	(3,641)	(2,291)	45,557	—	39,625
Cash at beginning of the period	23,069	7,250	25,191	—	55,510
Cash at end of period	$19,428	$4,959	$70,748	$—	$95,135

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

For the nine months ended September 30, 2007

(in thousands)	Resources	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$66,699	$52,806	$260,793	$—	$380,298
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(809,804)	(36,295)	(1,667,764)	—	(2,513,863)
Proceeds from dispositions of property and equipment	481,744	34	2,033	—	483,811
Advance on pending sale	1,500	—		—	1,500
Advances/investments with affiliates	(1,665,863)	(11,549)	1,677,412	—	—
Net cash provided by (used in) investing activities	(1,992,423)	(47,810)	11,681	—	(2,028,552)
Financing Activities:
Borrowings under credit agreements	838,000	—	1,170,000	—	2,008,000
Repayments under credit agreements	(693,000)	—	(1,420,532)	—	(2,113,532)
Settlement of derivative financial instrument with a financing element	(5,383)	—	(2,637)	—	(8,020)
Proceeds from issuance of common stock	3,175	—	—	—	3,175
Proceeds from issuance of preferred stock	2,000,000	—	—	—	2,000,000
Payments for preferred stock issuance costs	(7,501)	—	—	—	(7,501)
Payment of preferred stock dividends	(92,134)	—	—	—	(92,134)
Deferred financing costs and other	(7,850)	—	(9,909)	—	(17,759)
Net cash provided by (used in) financing activities	2,035,307	—	(263,078)	—	1,772,229
Net increase in cash	109,583	4,996	9,396	—	123,975
Cash at the beginning of the period	6,522	6,233	10,067	—	22,822
Cash at end of period	$116,105	$11,229	$19,463	$—	$146,797

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

•      continued disruption of credit and capital markets and the ability of financial institutions to honor their commitments, such as the events which occurred during the third quarter of 2008 and thereafter, for an extended period of time;

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

•      governmental regulations;

•      receipt and collectability of amounts owed to us by purchasers of our production and counterparties to our derivative financial instruments;

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

During the third quarter of 2008, and thereafter, substantial volatility occurred in global credit, securities and oil and natural gas markets. The federal government, the Securities and Exchange Commission, or SEC, and the Financial Accounting Standards Board, or FASB, have implemented measures to attempt to reduce this volatility and provide liquidity to financial institutions. Our exposure to these disruptions and the duration of this global economic crisis could have a material impact on our results of operations and capital resources and liquidity.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for oil and natural gas, the availability of capital from our revolving credit facilities and liquidity from capital markets. Declines in oil or natural gas prices may have a material adverse affect on our financial condition, liquidity, ability to obtain financing and operating results. Lower oil or natural gas prices also may reduce the amount of oil or natural gas that we can produce economically. A decline in oil or natural gas prices could have a material adverse effect on the estimated value and estimated quantities of our oil and natural gas reserves, our ability to fund our operations and our financial condition, cash flow, results of operations and access to capital. Historically, oil and natural gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.

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

Historically, oil and natural gas prices have been volatile. Significant factors that will impact near-term commodity prices include political developments in Iraq, Iran and other oil producing countries, the extent to which members of the OPEC and other oil exporting nations are able to manage oil supply through export quotas and variations in key North American natural gas and refined products supply and demand indicators, including the slowing of the worldwide economy and unpredictable weather conditions. A substantial portion of our estimated production is currently covered by derivative financial instruments through 2009, and we have adopted a commodity price risk management program under which we intend to enter into additional derivative financial instruments that will cover substantial percentages of our estimated production to mitigate the impact of price volatility on our oil and natural gas reserves.

The increases in commodity prices in recent years has resulted in increased drilling activity and demand for drilling, oil country tubular goods and operating services and equipment in our operating areas. In addition, the costs of leasing acreage in our East Texas/North Louisiana and Appalachia operating areas have increased significantly during the past year. Competition for this acreage was intense through the first half of 2008, which resulted in increased demands from land owners for higher royalties or other forms of compensation. The volatility in oil and natural gas prices, particularly in the third quarter of 2008 and thereafter, may have an impact on such costs if these economic conditions continue.

We estimate 2008 capital expenditures to be approximately $941.0 million which includes $837.0 million for leasing, drilling, development and exploitation expenditures, $51.0 million in midstream operations and $53.0 million in corporate and other. The exploration and production segment’s operations capital expenditure budget reflects significant acreage acquisitions and drilling in the Haynesville/Bossier shales in East Texas and North Louisiana and the Marcellus and Huron shales in Appalachia. As of September 30, 2008, our significant leasehold acquisition program is effectively complete. We do not budget for acquisitions as these transactions are opportunistic in nature. In response to recent economic conditions, we reallocated some capital originally planned for drilling conventional wells to focus on our shale plays. We expect our fourth quarter capital expenditures to be in the $200.0 million range, a decrease of approximately $100.0 million from the third quarter. These reductions reflect reduced leasing expenditures and lower drilling expenditures. We anticipate presenting to our Board of Directors a 2009 capital budget program that will be fully funded within our 2009 expected cash flow. The expected activity level in 2009 will differ from 2008 with an emphasis on horizontal shale development, a reduced conventional drilling program, minimal leasing and continued midstream development in East Texas/North Louisiana and Appalachia. We also expect to focus our conventional technical teams on exploitation projects to minimize the base decline of our properties.

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

On February 20, 2008, we acquired oil and natural gas properties including approximately 2,500 producing wells, 2,000 shallow undrilled locations and 16 Mmcfe/d of net production in the Appalachian Acquisition. The purchase price, after preliminary closing adjustments, was $387.4 million and was financed with the EXCO Resources credit agreement.

On March 11, 2008, we acquired a gathering system in East Texas, or the New Waskom Acquisition, for approximately $55.6 million, net of preliminary purchase price adjustments.

On July 15, 2008, we acquired producing oil and natural gas properties, acreage and other assets in Gregg, Rusk and Upshur counties of Texas, or the Danville Acquisition, for approximately $249.5 million, net of preliminary closing adjustments. Funding for this acquisition was provided by a senior unsecured term loan, which matures on December 15, 2008. We expect to finalize the purchase price allocation in the fourth quarter of 2008.

We face the challenge of financing future acquisitions. In connection with our 2007 and 2008 acquisitions, we amended our credit agreements in February 2008 to increase our borrowing capacity to an aggregate of approximately $2.5 billion. On July 14, 2008, we revised certain covenant provisions and amended our credit agreements to allow for up to $500.0 million of senior unsecured term loans. The credit agreement of our wholly-owned unrestricted subsidiary, EXCO Operating Company, LP, or EXCO Operating (formerly EXCO Partners Operating Partnership, LP), which holds all of our assets located in East Texas/North Louisiana, or the EXCO Operating Credit Agreement, as amended on July 14, 2008, provides for an aggregate borrowing base of $1.3 billion, of which approximately $1.2 billion and $1.2 billion was drawn as of September 30, 2008 and November 3, 2008, respectively. The EXCO Resources credit agreement, as amended on July 14, 2008, but effective on June 30, 2008 has a borrowing base of approximately $1.2 billion, of which approximately $1.0 billion and $1.0 billion was drawn as of September 30, 2008 and November 3, 2008, respectively. The senior unsecured term loan entered into on July 15, 2008 has $300.0 million outstanding as of both September 30, 2008 and November 3, 2008. With these credit agreements and the unsecured loan, we believe our unused borrowing capacity as of November 3, 2008 of approximately $238.0 million will be sufficient to meet our commitments. Funding for future acquisitions may require additional sources of financing, which may not be available.

As of November 3, 2008, we were negotiating with our lenders to refinance, renew and extend the Term Credit Agreement, which is subject to approval of the banking group of the EXCO Operating Credit Agreement. If the refinancing, renewal and extension is not successful, we believe that our available borrowings under our existing credit facilities and operating cash flows will be sufficient to pay the Term Credit Agreement. However, future compliance with certain debt covenants under our existing credit agreements may not be met if we are required to draw on those facilities. The ultimate outcome of these negotiations could further impact our ability to fund our capital and development programs.

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

We adopted FASB Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS No. 157 on January 1, 2008.SFAS No. 157 defines fair value, establishes a framework for measuring fair value and provides for expanded disclosure of information about fair value measurements. Beginning with the first quarter of 2008, we revised our computations of the fair value of our derivative financial instruments related to oil and natural gas sales to reflect the requirements outlined in SFAS No. 157.

Recent accounting pronouncements

In September 2006, FASB issued SFAS, No. 157 which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for financial instruments. FASB Financial Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” or FAS 157-2, deferred implementation for other non-financial assets and liabilities for one year. Examples of non-financial assets and liabilities are asset retirement obligations and non-financial assets and liabilities initially measured at fair value in a business combination. We adopted SFAS No. 157 on January 1, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” or SFAS No. 160. SFAS No. 160 amends Accounting Research Bulletin 51, or ARB 51. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R).SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and as such, will be adopted by us on January 1, 2009. We are currently evaluating the effect of adopting SFAS No. 160 on our financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the frame work for selecting the principles to be used in the preparation of financial statements. SFAS No. 162 is effective on November 15, 2008. We do not expect SFAS No. 162 to have an impact on our financial statements.

On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, or FSP 157-3. The purpose of FSP 157-3 is to clarify the application of SFAS No. 157 in a market that that is not active and provides an example which illustrates key considerations on determining fair value of a financial asset when a market for that financial asset is not active.

Our results of operations

A summary of key financial data for the three and nine months ended September 30, 2008 and 2007 related to our results of operations is presented below:

	Three months ended		Quarter to	Nine months ended		Year to
	September 30,		quarter change	September 30,		year change
(dollars in thousands, except prices and per unit expenses)	2008	2007	2008 - 2007	2008	2007	2008 - 2007
Production:
Oil (Mbbls)	590	475	115	1,643	1,176	467
Natural gas (Mmcf)	33,017	31,608	1,409	97,687	79,591	18,096
Total production (Mmcfe)	36,557	34,458	2,099	107,545	86,647	20,898

Oil and natural gas revenues before derivative financial instrument activities:
Oil revenues	$68,456	$34,520	$33,936	$183,454	75,682	$107,772
Natural gas sales	333,928	193,796	140,132	972,524	534,545	437,979
Total oil and natural gas sales	$402,384	$228,316	$174,068	$1,155,978	$610,227	$545,751

Midstream operations:
Midstream revenues (before intercompany eliminations)	$49,258	$12,274	$36,984	$105,915	$33,603	$72,312
Midstream operating expenses (before intercompany eliminations)	41,410	5,640	35,770	79,000	15,988	63,012
Midstream operating profit (before intercompany eliminations)	7,848	6,634	1,214	26,915	17,615	9,300
Intercompany eliminations	(9,664)	(6,438)	(3,226)	(24,734)	(14,765)	(9,969)
Midstream operating profit (after intercompany eliminations)	$(1,816)	$196	$(2,012)	$2,181	$2,850	$(669)

Oil and natural gas derivative financial instruments:
Cash settlements on derivative financial instruments	$(70,019)	$46,249	$(116,268)	$(157,383)	$84,951	$(242,334)
Non-cash change in fair value of derivative financial instruments	970,332	52,003	918,329	53,849	(4,821)	58,670
Total derivative financial instrument activities	$900,313	$98,252	$802,061	$(103,534)	$80,130	$(183,664)

Average sales price (before cash settlements of derivative financial instruments):
Oil (Bbl)	$116.03	$72.67	$43.36	$111.66	$64.36	$47.30
Natural gas (per Mcf)	10.11	6.13	3.98	9.96	6.72	3.24
Natural gas equivalent (per Mcfe)	11.01	6.63	4.38	10.75	7.04	3.71

Oil and natural gas production costs:
Oil and natural gas operating costs	$42,290	$30,072	$12,218	$116,086	$81,670	$34,416
Gathering and transportation	3,672	3,387	285	10,503	6,662	3,841
Production and ad valorem taxes	20,689	14,304	6,385	61,432	39,679	21,753
Depletion	119,800	104,174	15,626	328,879	253,378	75,501
Depreciation and amortization	6,407	5,151	1,256	17,826	12,419	5,407
General and administrative	21,002	17,010	3,992	63,286	46,175	17,111
Interest expense, including impacts of interest rate swaps	44,874	36,523	8,351	101,167	146,775	(45,608)

Oil and natural gas production costs (per Mcfe):
Oil and natural gas operating costs	$1.16	$0.87	$0.29	$1.08	$0.94	$0.14
Gathering and transportation	0.10	0.10	0.00	0.10	0.08	0.02
Production and ad valorem taxes	0.57	0.42	0.15	0.57	0.46	0.11
Depletion	3.28	3.02	0.26	3.06	2.92	0.14
Depreciation and amortization	0.18	0.15	0.03	0.17	0.14	0.03
General and administrative	0.57	0.49	0.08	0.59	0.53	0.06

Net income (loss)	$(146,329)	$56,462	$(202,791)	$(572,082)	$51,651	$(623,733)

The following is a discussion of our financial condition and results of operations for the three and nine months ended September 30, 2008 and 2007.

The comparability of our results of operations from period to period is impacted by:

•                  properties acquired in the Vernon Field of Louisiana, or the Vernon Acquisition, on March 30, 2007, properties acquired in the Mid-Continent region in May 2007, or the Southern Gas Acquisition, the additional 45% interest acquired in the Canyon Sand field in West Texas on October 9, 2007, or the Canyon Sand Acquisition, the Appalachian Acquisition in February 2008, the New Waskom Acquisition in March 2008 and the Danville Acquisition in July 2008;

•                  dispositions of oil and natural gas properties, primarily the sale of our non-operating interests in the Cement Field in Oklahoma in July 2007;

•                  significant changes in the amount of our long-term debt and the issuance of $2.0 billion of preferred stock, which was converted to common stock in July 2008, related to our acquisition efforts;

•                  changes in proved reserves and their impact on depletion;

•                  fluctuations in oil and natural gas prices which impact our oil and natural gas reserves, revenues, net income or loss;

•                  mark-to-market accounting used for our derivative financial instruments gains or losses; and

•                  the impact of a ceiling test write-down in the third quarter of 2008.

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

We engage in oil and natural gas production activities in geographic regions where, from time to time, the supply of oil or natural gas available for delivery exceeds the demand. In this situation, companies purchasing oil or natural gas in these areas reduce the amount of oil or natural gas that they purchase from us. If we cannot locate other buyers for our production or for any of our newly discovered oil or natural gas reserves, we may shut-in our oil or natural gas wells for periods of time. If this occurs, we may incur additional payment obligations under our oil and natural gas leases and, under certain circumstances, the oil and natural gas leases might be terminated. Recent economic conditions related to the liquidity and creditworthiness of our purchasers may expose us to risk with respect to the ability to collect payments for the oil and natural gas we deliver.

Summary

For the three months ended September 30, 2008, we reported a net loss available to common shareholders of $153.3 million, compared to a net income available to common shareholders of $10.7 million for the quarter ended September 30, 2007. For the nine months ended September 30, 2008, we reported a net loss available to common shareholders of $649.1 million, compared to a net loss available to common shareholders of $46.3 million for the nine months ended September 30, 2007.

The impact of our Appalachian Acquisition and our Danville Acquisition in 2008 and the Vernon Acquisition, the Southern Gas Acquisition and other acquisitions in 2007 have increased our production, revenues, operating expenses and also general and administrative expenses when compared to the prior year. Derivative financial instruments have a significant impact, both on our revenues and on our results of operations, since we do not designate our derivative financial instruments as hedges and are required to mark the non-cash changes in the fair value of our derivatives to market at the end of each reporting period. As further discussed below, this can cause our reported oil and natural gas revenues, total revenue and net income to decline, as was the case for the first six months of 2008, or increase significantly when oil and natural gas prices experience significant decreases, as occurred in the third quarter of 2008.

Total revenues

Total revenues for the three months ended September 30, 2008 and 2007 were $1.3 billion and $333.4 million, respectively. Excluding the impact on revenues from derivative financial instruments, total revenues for such three-month periods would have been $431.2 million and $235.2 million. The revenue adjustment due to derivative financial instruments was $900.3 million and $98.3 million for the three months ended September 30, 2008 and 2007, respectively.

Our revenues are comprised of sales of oil and natural gas, revenues from our midstream operations, cash settlements and changes in the fair value of our derivative financial instruments and other income. Our total revenues for the nine months ended September 30, 2008 and 2007 were $1.1 billion and $712.1 million, respectively. Excluding the impact of derivative financial instruments, our total revenues for the nine month-periods would have been $1.2 billion and $632.0 million, respectively.

The increases in the prices of oil and natural gas during the first eight months of 2008 and changes in the fair value of our derivative financial instruments resulted in negative revenue adjustments of $103.5 million for the nine months ended September 30, 2008. We recognized gains of $80.1 million on our derivative financial instruments for the nine months ended September 30, 2007.

Oil and natural gas revenues, production and prices

For the three months ended September 30, 2008, total oil and natural gas revenues, excluding the impact of derivative financial instruments, were $402.4 million, a 76.2% increase over the three months ended September 30, 2007 total oil and natural gas revenues of $228.3 million. Total equivalent production volumes were 36.6 Bcfe for the three months ended September 30, 2008, a 6.1% increase over the prior year’s comparable period production of 34.5 Bcfe. Increased volumes attributable to the Canyon Sand Acquisition in November 2007 of 1.2 Bcfe, the Appalachian Acquisition in February 2008 of 1.4 Bcfe, and the Danville Acquisition in July 2008 of 1.4 Bcfe were offset by a loss of production of approximately 0.3 Bcfe due to Hurricane Ike, which hit the Texas coast in August 2008. Additionally, production was partially offset by normal production declines, particularly in the Vernon field where production declined by approximately 2.1 Bcfe from the prior year’s comparable quarter. While the decline of 2.1 Bcfe from our Vernon field for the three months ended September 30, 2008 compared to the prior year’s period is offsetting other production increases, we have been successful in mitigating production decline which has resulted in our current production rate from the Vernon field exceeding our original expectations.

For the nine months ended September 30, 2008, total oil and natural gas revenues, excluding the impact of derivative financial instruments, were $1.2 billion, an 89.4% increase over the nine months ended September 30, 2007 total oil and natural gas revenues of $610.2 million. Total equivalent production volumes were 107.6 Bcfe for the nine months ended September 30, 2008, a 24.2% increase over the prior year’s comparable period production of 86.6 Bcfe. The increased volumes are primarily attributable to the Vernon Acquisition and the Southern Gas Acquisition, with additional contributions from the Canyon Sand Acquisition, the Appalachian Acquisition and the Danville Acquisition. The increased volumes from development drilling activities and acquisitions were partially offset by property sales of our Cement field and other divestitures. The increase in production volumes for the nine months ended September 30, 2008 compared to the same period in 2007 is presented below:

•                  the Vernon Acquisition which closed on March 30, 2007, produced 33.2 Bcfe for the nine months ended September 30, 2008 compared with 27.0 Bcfe in the prior year period, an increase of 6.2 Bcfe;

•                  the Southern Gas Acquisition which closed on May 2, 2007, contributed an increase of 5.8 Bcfe for the nine months ended September 30, 2008;

•                  increased volumes of 3.7 Bcfe from our Canyon Sand Acquisition;

•                  the Appalachian Acquisition on February 20, 2008, which increased production by 3.3 Bcfe in our Appalachian region; and

•                  The Danville Acquisition on July 15, 2008, which increased production by 1.4 Bcfe.

These increases were partially offset by reduced volumes relating to normal declines and sales of producing properties during 2007, particularly from the Cement field in Oklahoma, which had net production of 1.5 Bcfe during the nine months ended September 30, 2007.

The average sales price per Bbl, excluding the impact of derivative financial instruments, increased for oil during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 from $64.36 per Bbl to $111.66 per Bbl, or 73.5%. The average natural gas sales price, excluding the impact of derivative financial instruments, was $9.96 per Mcf, an increase of 48.2% for the nine months ended September 30, 2008 compared with $6.72 per Mcf for the nine months ended September 30, 2007.

Midstream revenues

Our Midstream assets are principally comprised of gathering systems and an intrastate pipeline system. The principle assets are discussed below:

•                  TGG Pipeline, or TGG, is a 110-mile intrastate pipeline. TGG has access to 12 markets for natural gas and transports natural gas for third-party producers. During 2008, we expanded our TGG Pipeline in East Texas, adding 57 miles of pipeline to the original TGG system at a cost of approximately $37.6 million. Upon completion of this expansion in August 2008, TGG has 110 miles of pipeline and current throughput capacity of 390 Mmcf per day without compression. With compression, incremental throughput capacity could exceed 530 Mmcf per day. Current throughput volumes are approximately 150 Mmcf per day, of which approximately 20% was natural gas delivered from our exploration and production operating segment.

•                  Our Talco midstream gathering system, or Talco, is a network of eight natural gas gathering systems comprised of approximately 607 miles of pipeline and gathers natural gas produced from the Holly/Caspiana, Longwood/Waskom fields and other fields in East Texas and North Louisiana. The assets of Talco include the New Waskom Acquisition and the gathering assets associated with the Danville Acquisition. Average throughput in Talco, including the New Waskom Acquisition volumes, is approximately 204 Mmcf per day, of which approximately 63% is natural gas produced by our exploration and production operating segment.

•                  A gathering system and treating facility in the area of our Vernon field operations, or Vernon Gathering, gathers and transports gas from our Vernon field and, to a lesser extent, gas from third-party producers. The gathering system transports natural gas to our Caney Lake treating facility where the natural gas is sweetened and delivered to interstate pipeline systems. Average throughput in Vernon Gathering is approximately 160 Mmcf per day, of which 96% was natural gas produced by our exploration and production operating segment.

We evaluate our midstream operations as if they were a stand alone operation. Accordingly, the results of operations discussed below are prior to intercompany eliminations.

For the three months ended September 30, 2008, midstream revenues were $49.3 million, a 301.3% increase over the three months ended September 30, 2007 midstream revenues of $12.3 million. Increases in the sales of natural gas account for 89.0% of the increase in the midstream revenues and are primarily attributable to the 2008 acquisitions. These assets, which were not in our portfolio in 2007, have several contracts whereby we purchase and resell natural gas produced by third-parties. The remaining increase in revenues was attributable to increases in drip sales and gathering fees associated with the 2008 acquisitions, as well as increased throughput on our midstream assets.

For the nine months ended September 30, 2008, midstream revenues were $105.9 million, a 215.2% increase over the nine months ended September 30, 2007 midstream revenues of $33.6 million. Increases in the sales of natural gas account for 78.6% of the increase in midstream revenues and are primarily attributable to increased throughput from the 2008 acquisitions and the remaining 21.4% of the increase is attributable to increases in drip sales and gathering fees.

Derivative financial instruments

We use oil and natural gas derivatives and financial risk management instruments to manage our exposures to commodity price and interest rate fluctuations. We do not designate these instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the respective instrument’s fair value currently in earnings, as a gain or loss on oil and natural gas derivatives and as interest expense on financial risk management instruments. To illustrate the volatility of oil and natural gas prices and the impact of derivative financial instruments, we had unrealized mark-to-market losses in excess of $916.5 million for the six months ended June 30, 2008 due to rapidly increasing prices for both oil and natural gas. During the third quarter of 2008, commodity prices decreased and we recorded unrealized mark-to-market gains of $970.3 million.

A significant portion of the revenue and net earnings impact of our derivative financial instruments relates to non-cash mark-to-market adjustments, which do not affect our cash flows, capital resources or liquidity. The non-cash portion of the impact on revenues and results of operations of derivative financial instruments increased revenues by $970.3 million and $53.8 million, respectively, for the three and nine months ended September 30, 2008, compared to $52.0 million and negative $4.8 million for the three and nine months ended September 30, 2007, respectively.

We expect that our revenues will continue to be significantly impacted in future periods by changes in the fair value of our derivative financial instruments as a result of the volatility in oil and natural gas prices. In addition, prices for oil and natural gas have been decreasing during the third quarter of 2008 and have continued to decrease subsequent to September 30, 2008.Therefore, in the upcoming months we expect our cash settlements on our derivatives to increase revenues as a result of decreases in oil and natural gas prices that have occurred during the third quarter of 2008. For the remainder of 2008, approximately 80% of our expected production volumes are subject to oil and natural gas derivative contracts. In addition to our oil and natural gas derivative financial instruments, we entered into interest rate swaps in February 2008. The impact of these derivative financial instruments is presented on the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Oil and natural gas derivative financial instruments:
Cash settlements on derivative financial instruments	$(70,019)	$46,249	$(157,383)	$84,951
Non-cash change in fair value of derivative financial instruments	970,332	52,003	53,849	(4,821)
Total oil and natural gas derivative gain (loss) on financial instruments	$900,313	$98,252	$(103,534)	$80,130

Interest rate swaps:
Interest rate swaps settlement receipts	$163	$—	$924	$—
Fair market value adjustment on interest rate swaps	(2,215)	—	5,155	—
Total gain (loss) on interest rate swaps	$(2,052)	$—	$6,079	$—

Other income

Other income consists of interest earned on our cash balances, miscellaneous gathering income which is not designated as a component of our midstream segment and income or losses resulting from periodic re-evaluation from natural gas imbalances. Our other income decreased to $1.8 million for the three months ended September 30, 2008 from $2.4 million for the same period in the prior year. For the nine months ended September 30, 2008, our other income decreased to $5.5 million compared with $7.6 million in the same period in 2007. The decrease in other income for the three and nine months ended September 30, 2008 compared to the same periods in 2007 is related to slightly lower than average cash balances and lower interest rates on our invested cash.

Oil and natural gas operating costs

Our oil and natural gas operating costs for the three and nine months ended September 30, 2008 were $42.3 million and $116.1 million, respectively, and represent increases of $12.2 million and $34.4 million, respectively, or 40.6% and 42.1%, from the same periods in 2007. Absolute increases in total dollar value are due primarily to operating expenses incurred from our acquisitions. Management believes that analyses on a per Mcfe basis provide more meaningful measure than the absolute dollar increases since the acquisitions in 2007 were so significant. The following tables summarize direct operating expenses and unit rates per Mcfe for the three and nine months ended September 30, 2008 and 2007:

	Three months ended		Quarter to	Nine months ended		Year to
	September 30,		quarter change	September 30,		year change
(in thousands)	2008	2007	2008 - 2007	2008	2007	2008 - 2007
Direct lease operating expense	$37,781	$26,998	$10,783	$106,181	$72,633	$33,548
Workovers	3,340	2,344	996	6,616	7,540	(924)
Stock-based compensation (non-cash)	1,169	730	439	3,289	1,497	1,792
Total oil and gas operating costs	$42,290	$30,072	$12,218	$116,086	$81,670	$34,416

	Three months ended		Quarter to	Nine months ended		Year to
	September 30,		quarter change	September 30,		year change
(per Mcfe)	2008	2007	2008 - 2007	2008	2007	2008 - 2007
Direct lease operating expense	$1.04	$0.78	$0.26	$0.99	$0.83	$0.16
Workovers.	0.09	0.07	0.02	0.06	0.09	(0.03)
Stock-based compensation (non-cash)	0.03	0.02	0.01	0.03	0.02	0.01
Total oil and natural gas operating costs	$1.16	$0.87	$0.29	$1.08	$0.94	$0.14

On a per Mcfe basis, oil and natural gas operating expenses for the three and nine months ended September 30, 2008 increased $0.29 and $0.14, respectively, from the same periods in 2007. Direct lease operating expenses per unit increased by $0.26 per Mcfe, or 33.3%, and $0.16 per Mcfe, or 19.3%, for the three and nine months ended September 30, 2008, respectively, from the same periods in 2007. These increases are primarily the result of increases in chemicals, labor, utilities, and the general increase in the costs of goods and services used in our operations. Workover expenses for the three months ended September 30, 2008 increased $0.02 per Mcfe from the prior years’ quarter while such expenses decreased for the nine months ended September 30, 2008 by $0.03 per Mcfe from the same period in the prior year.

The overall increase in oil and natural gas operating costs for the nine months ended September 30, 2008 was primarily attributable to:

•                  the Vernon Acquisition, which closed on March 30, 2007 and added direct production expenses of $7.9 million for the nine months ended September 30, 2008 when compared to the same period in 2007;

•                  the Southern Gas Acquisition, which closed on May 2, 2007 and added $6.7 million of production expenses for the nine months ended September 30, 2008;

•                  the Appalachian Acquisition, which closed on February 20, 2008, added $3.5 million of production expenses for the nine months ended September 30, 2008;

•                  the Danville Acquisition, which closed on July 15, 2008 and added $0.6 million of production expenses for the nine months ended September 30, 2008;

•                  increased direct production expenses of approximately $3.5 million in our Sugg Ranch area primarily due to the acquisition of incremental working interests in that area and incremental operating costs resulting from our development of this field;

•                  increases of $1.8 million of non-cash stock-based compensation costs;

•                  a general increase in the cost of goods and services used in our oil and natural gas operations, most notably motor fuel and utility costs during the second quarter of 2008; and

•                  increases from new well additions through our development and exploitation capital program.

Midstream operating expenses

Our midstream operating expenses for the three and nine months ended September 30, 2008 increased $35.8 million and $63.0 million, respectively, from the same periods in 2007. The increase in midstream operating expenses for the nine months ended September 30, 2008 was primarily attributable to:

•                  increased cost of purchased gas of approximately $54.5 million due primarily to purchased natural gas for resale from our March 2008 New Waskom Acquisition; and

•                  increased operating expenses of approximately $6.5 million related to the March 2008 New Waskom Acquisition and increased Vernon Gathering operating expenses due to 2008 containing nine months of operating costs and 2007 containing only three months of operating costs.

Gathering and transportation

We generally sell oil and natural gas under two types of agreements which are common in our industry. Both types of agreements include a transportation charge. One is a netback arrangement, under which we sell oil or natural gas at the wellhead and collect a price, net of the transportation incurred by the purchaser. In this case, we record sales at the price received from the purchaser, net of the transportation costs. Under the other arrangement, we sell oil or natural gas at a specific delivery point, pay transportation to a third party and receive proceeds from the purchaser with no transportation deduction. In this case, we record the transportation cost as gathering and transportation expense. Due to these two distinct selling arrangements, our computed realized prices, before the impact of derivative financial instruments, contain revenues which are reported under two separate bases. Gathering and transportation expenses totaled $3.7 million and $10.5 million for the three and nine months ended September 30, 2008, respectively, compared to $3.4 million and $6.7 million for the three and nine months ended September 30, 2007, respectively. As our marketing efforts expand, we expect our gathering and transportation expenses will also increase.

Production and ad valorem taxes

Production and ad valorem taxes for the three months ended September 30, 2008 increased by $6.4 million, or 44.6%, over the same period in 2007. Production and ad valorem taxes for the nine months ended September 30, 2008 increased by $21.8 million, or 54.8%, over the same period in 2007. These increases are primarily attributable to higher oil and natural gas volumes and prices resulting from acquisitions and our development drilling. On a percentage of revenue basis, before the impact of derivative financial instruments, production and ad valorem taxes were 5.1% and 5.3% of gross oil and natural gas sales for the three and nine months ended September 30, 2008, compared with 6.3% and 6.5% during the same periods in the prior year. The decrease in the overall tax rate is primarily the result of a statutory severance tax rate reduction in the state of Louisiana, which lowered the rate from $0.37 per Mcf for 2007 to $0.27 per Mcf for 2008. The lower severance tax rate in Louisiana contributed to our consolidated decreased severance tax rate in 2008 when measured as a percentage of revenue due to a significant increase in Louisiana production volume resulting from the Vernon Acquisition and development drilling in North Louisiana. Production taxes are set by state and local governments and vary as to the tax rate and the value to which that rate is applied. Further, ad valorem taxes in Texas and other states are based partially on the value of oil and natural gas reserves, which have increased significantly since the beginning of 2007 due to acquisitions. These taxes are generally based upon the price received for production.

Depletion

Our depletion expense for the three and nine months ended September 30, 2008 increased by $15.6 million and $75.5 million, or 15.0% and 29.8%, from the same periods in 2007. The primary reason for the increases were from increases in equivalent oil and natural gas sales volumes for the three months and nine months ended September 30, 2008 of 6.1% and 24.1%, respectively. This increase in equivalent sales volumes for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007 is largely due to our acquisitions of producing oil and natural gas properties. These acquisitions also increased our per unit depletion rate from $3.02 and $2.92 per Mcfe for the three and nine months ended September 30, 2007 to $3.28 and $3.06 per Mcfe for the three and nine months ended September 30, 2008. As a result of the ceiling test write-down discussed below, our depletion rate will decrease to approximately $2.75 per Mcfe assuming prices do not decrease.

Depreciation and amortization

Our depreciation and amortization costs for the three and nine months ended September 30, 2008 increased by $1.3 million and $5.4 million, or 24.4% and 43.5%, from the same periods in 2007. The primary reasons for the increases were from the increases in our depreciable asset base for the three and nine months ended September 30, 2008, which was directly related to our 2007 acquisition of Vernon gathering assets and the March 2008 New Waskom Acquisition gathering assets.

Write-down of oil and natural gas properties

We recognized a pre-tax write-down of our oil and natural gas properties of $1.2 billion ($723.2 million after-tax) for the three months ended September 30, 2008. Under full cost accounting, we are required to compute the after-tax present value of our proved oil and natural gas properties using spot market prices for oil and natural gas at our balance sheet date. The base for our spot prices for natural gas is Henry Hub. On September 30, 2008, the spot price for natural gas at Henry Hub was $7.12 per Mmbtu. Natural gas, which is sold at other natural gas marketing hubs where we conduct operations, is subject to prices which reflect variables that can increase or decrease spot natural gas prices at these hubs such as market demand, transportation costs and quality of the natural gas being sold. Those differences are referred to as the basis differentials. Typically, basis differentials result in natural gas prices which are lower than Henry Hub, except in Appalachia, where we have historically received a premium to Henry Hub.

On September 30, 2008, the basis differentials at our significant geographic hubs widened significantly from their historical ranges. The following table represents the September 30, 2008 basis differentials from Henry Hub for our significant geographic hubs compared to the average year-to-date average differentials as of September 30, 2008 for each of those hubs. The impact of these widening basis differentials was significant which increased the amount of the write-down.

				Average
				September 30, 2008	September 30, 2008
		September 30, 2008	September 30, 2008	year to date	deviation from average
	EXCO	spot natural	differential	differential	basis
Sales Hub	operating region	gas prices (per Mmbtu)	to Henry Hub	to Henry Hub	differential
Henry Hub	East Texas/North Louisiana	$7.12	n/a	n/a	n/a
Houston Ship Channel	East Texas/North Louisiana	6.70	$(0.42)	$(0.31)	$(0.11)
Panhandle Eastern Pipeline	Mid-Continent	3.69	(3.43)	(1.55)	(1.88)
Waha	Permian	4.81	(2.31)	(1.07)	(1.24)
Columbia	Appalachia	7.18	0.06	0.38	(0.32)
Dominion	Appalachia	7.15	0.03	0.54	(0.51)

Subsequent to September 30, 2008, prices for oil and natural gas have continued to decline. Accordingly, we may be subject to additional ceiling test write-downs if prices or basis differentials do not increase. Finally, since we do not designate our derivative financial instruments as hedges, we are not allowed to use the impacts of derivative financial instruments in our ceiling test computation. As a result, declines in commodity prices which contribute to ceiling test write-downs may be offset by mark-to-market gains which are not reflected in our ceiling test results.

General and administrative

Our general and administrative costs for the three months ended September 30, 2008 were $21.0 million, or $0.57 per Mcfe compared to $17.0 million, or $0.49 per Mmcfe for the same period in 2007. Our general and administrative costs for the nine months ended September 30, 2008 were $63.3 million, or $0.59 per Mcfe, compared to $46.2 million, or $0.53 per Mcfe, for the same period in 2007, an increase of $17.1 million, or 37.1%. Significant components of the increase for the nine months ended September 30, 2008, include the following items:

•                  increased personnel costs of $13.8 million due to hiring 232 employees related primarily to our acquisitions and expanding our technical and managerial staff to fully exploit our asset base;

•                  an increase in share-based compensation costs of $2.3 million due primarily to additional headcount;

•                  increased consulting and contract labor costs of $1.0 million due primarily to acquisitions and information technology-related support;

•                  increased information technology related costs of $2.1 million primarily due to the information technology requirements attributable to our increased headcount;

•                  increased legal fees of $2.5 million, including $3.7 million attributable to a write-off of our proposed master limited partnership offering, which was withdrawn in January 2008. The increase associated with this write-off was partially offset by lower external legal fees of approximately $1.2 million during the nine months ended September 30, 2008 when compared with the prior year;

•                  increased occupancy costs of $0.5 million resulting from expansion of corporate facilities;

•                  increased franchise tax of $1.4 million due, primarily, to changes in the jurisdictional make-up of our properties; and

•                  other expenses related to the overall growth of our business.

Partially offsetting the above increases in general and administrative costs were operator overhead recoveries of $18.3 million for the nine months ended September 30, 2008, a $5.5 million increase from the same period in the prior year. Additionally, we capitalized approximately $8.0 million in salary costs to our full cost pool, which was $4.0 million higher than the amount capitalized in the same period in 2007. These increases from the same period in the prior year are the result of the increased personnel, primarily attributable to the acquisitions in 2007 and 2008.

The following table presents the components of our general and administrative expenses:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Gross general and administrative expenses	$31,047	$23,957	$89,613	$62,938
Capitalized general and administrative expenses	(3,441)	(1,674)	(8,022)	(3,993)
Reimbursed general and administrative expenses	(6,604)	(5,273)	(18,305)	(12,770)
Net general and administrative expenses	$21,002	$17,010	$63,286	$46,175

Interest expense

Our interest expense increased approximately $8.4 million for the three months ended September 30, 2008 from the same period in 2007. The increase is primarily due to the Term Credit Agreement that was entered into and drawn on in July 2008. The interest on this facility represents $6.3 million of the increase. The remaining increase is due to a higher outstanding balance on the EXCO Resources Credit Agreement at September 30, 2008 compared to September 30, 2007. Our interest expense for the nine months ended September 30, 2008 decreased $45.6 million from the same period in 2007. The decrease is primarily due to $32.1 million of interest-related charges taken in the first quarter of 2007 associated with the amendment of the EXCO Operating Credit Agreement and costs attributable to early pay down on the EXCO Operating term loan, a loan which was initiated in October 2006 and paid in full in March 2007. The following table presents the components of our interest expense:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Interest expense:
7 1/4% senior notes due 2011	$7,212	$7,264	$21,675	$21,829
EXCO Resources Credit Agreement	11,528	8,420	32,190	20,095
EXCO Operating Credit Agreement	12,848	19,155	39,979	50,696
EXCO Operating term loan	—	—	—	18,140
EXCO Operating Senior Unsecured Term Credit Agreement	6,286	—	6,286	—
Amortization of deferred financing costs on
EXCO Resources Credit Agreement	493	604	1,463	914
Amortization and write-off of deferred
financing costs on EXCO Operating loan	754	1,075	2,260	2,981
Amortization and write-off of deferred
financing costs on EXCO Operating term loan	—	—	—	32,100
Amortization of deferred financing costs on EXCO
Operating Senior Unsecured Term Credit Agreement	5,312	—	5,312	—
Interest rate swaps settlements	(163)	—	(924)	—
Fair market value adjustment on interest rate swaps	2,215	—	(5,155)	—
Capitalized interest	(1,609)	—	(1,925)	—
Other interest expense	(2)	5	6	20
Total interest expense	$44,874	$36,523	$101,167	$146,775

Income taxes

Our effective income tax rate for the nine months ended September 30, 2008 and 2007 was a benefit of 31.6% and an expense of 53.2%, respectively. For the three months ended September 30, 2008, we recognized a valuation allowance of $63.3 million against future deferred tax benefits. The valuation allowance was primarily the result of the ceiling test write-down, which decreased the book basis of our proved oil and natural gas properties. Our effective income tax rate for the three months ended September 30, 2008 excluding the valuation allowance would have been 39.2% tax expense. A substantial portion of our stock-based compensation included in our results of operations for the nine months ended September 30, 2008 and 2007 are in the form of incentive stock options which are not deductible for tax purposes until a disqualifying event occurs. The change in the tax rate from the prior year is mainly a result of a state rate change last year in our state income taxes and prior year recording of a valuation allowance for foreign tax credits.

Our liquidity, capital resources and capital commitments

General

Most of our growth has resulted from acquisitions and our development and exploitation program. Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining financing flexibility. In the past, we have utilized a variety of sources of capital to fund our acquisition, development and exploitation programs and to fund our operations. Our general financial strategy is to use a combination of cash flow from operations, bank financing, cash received from the sale of oil and natural gas properties and the sale or issuance of equity and debt securities to fund our operations, conduct development and exploitation activities and to fund acquisitions. As of November 3, 2008, the aggregate borrowing base under our revolving credit agreements totaled approximately $2.5 billion, of which $2.2 billion was outstanding. We do not establish a budget for acquisitions, as these tend to be opportunity driven. On July 15, 2008, we entered into the Term Credit Agreement, of which $300.00 million was outstanding as of November 3, 2008. We are currently negotiating to refinance, renew and extend the Term Credit Agreement. The borrowings under the Term Credit Agreement were used to close a producing oil and natural gas property acquisition, provide working capital for general operations of EXCO Operating and reduce debt under the EXCO Operating Credit Agreement. Historically, we have used the proceeds from the issuance of equity and debt securities and borrowings under our credit agreements to raise cash to fund acquisitions. Our ability to borrow from sources other than our credit agreements is subject to restrictions imposed by our lenders. In addition, our indenture governing our Senior Notes contains restrictions on incurring indebtedness and pledging our assets.

Net cash provided by operating activities was $812.0 million for the nine months ended September 30, 2008 compared with $380.3 million for the nine months ended September 30, 2007. The increase is attributable primarily to net cash provided from oil and natural gas property acquisitions. At September 30, 2008, our cash and cash equivalents balance was $95.1 million, an increase of $39.6 million from December 31, 2007 primarily as a result of our results from operations and borrowings under our credit agreements. On November 3, 2008, our cash was $53.1 million. On January 15 and July 15, 2008, we made an interest payment on our Senior Notes of $16.1 million. We made dividend payments to our preferred shareholders of $35.0 million on March 14, 2008, $35.0 million on June 16, 2008, and $12.8 million on July 18, 2008.

Recent events affecting liquidity

On October 3, 2008, the United States government signed into law the Emergency Economic Stabilization Act of 2008, or EESA, in response to deterioration of worldwide credit markets. The deterioration of the credit markets impacted several significant financial institutions, some of which were either acquired or filed for bankruptcy. While we are not able to assess the total impact of the EESA on our business, the constraints in credit markets creates substantial uncertainty regarding our ability to access capital to fund our growth plans and execute our business strategies. We cannot determine the length of time that credit markets will remain constrained, and the ultimate impact on our ability to access capital is expected to be equally uncertain. Should these conditions continue, our short-term and long-term liquidity and results of operations could be impacted by requiring us to reduce capital spending which will impact our production volumes. Additionally, the borrowing base of our revolving credit facilities, compliance with debt covenants and status with credit rating agencies could be affected.

In addition to the credit market issues, prices for oil and natural gas began to decline significantly during the third quarter of 2008 and thereafter. The spot price for oil and natural gas on November 3, 2008 was $62.80 per Bbl and $6.20 per Mmbtu compared with $100.67 per Bbl and $7.12 per Mmbtu on September 30, 2008. Each of the aforementioned events could impact our near-term and perhaps long-term liquidity and operating revenues resulting in changes to business plans or operations. As discussed in greater detail under “Item 3. Quantitative and Qualitative Disclosures About Market Risk”, we use derivative financial instruments to mitigate commodity price fluctuations and interest rate fluctuations to manage our debt service requirements. Lehman Brothers and its affiliates were lenders under our revolving credit agreements and a counterparty to one derivative financial instrument. Lehman Brothers’ aggregate commitments under our revolving credit agreements were less than $2.7 million. Our derivative financial instrument exposure was less than $0.5 million. Substantially all of the counterparties to our derivative financial instruments are lenders under our revolving credit agreements. The remaining derivative counterparties are affiliates of lenders under our revolving credit agreements.

In response to the uncertainties arising from the capital and credit markets and declines in commodity prices, management is assessing its current plans for capital expenditures, re-computing drilling economics with lower prices and evaluating certain funding alternatives, including, but not limited to, sales of non-strategic assets, joint ventures and timing of certain capital projects.

During the second and third quarters of 2008, we initiated aggressive leasing of undeveloped acreage in two of our core operating areas, East Texas/North Louisiana and Appalachia, to exploit the Haynesville, Marcellus and Huron shales. In Appalachia, our existing production areas and newly acquired leasehold interests hold deep rights in the Marcellus and Huron shales. Similarly, in East Texas and North Louisiana, our existing production areas and newly acquired leasehold interests hold deep rights in the Haynesville/Bossier shale. As of September 30, 2008, our program of leasing undeveloped acreage in Appalachia and East Texas/North Louisiana was essentially complete. While further leasing in these areas will continue, these activities will generally be limited to leasing required to create drilling units.

Our expected 2008 capital expenditures are approximately $941.0 million. During the third and fourth quarters of 2008, we have reallocated certain capital expenditures in East Texas and North Louisiana and Appalachia and decreased the number of conventional wells originally planned to be drilled in the second half of 2008 to focus more time and capital on our shale assets. We have also reduced our shale leasing activities by only leasing acreage which enhances our existing positions. As a result of these recent actions, we expect our fourth quarter capital expenditures to be approximately $192.0 million, a substantial decrease from the prior quarters where we were actively leasing acreage.

The 2008 capital expenditures have differed from our spending in the past and have had the following impacts on our liquidity and capital resources:

•                  the acquisition of the shale acreage differs from our traditional acquisitions of producing oil and natural gas assets since the acquisitions cause an increase in borrowings under our credit agreements, but do not provide immediate cash flows with which to service the debt;

•                  the EXCO Resources Credit Agreement was used to fund approximately $88.4 million of Marcellus acreage purchases during the second and third quarters of 2008. We also have acreage acquisition commitments totaling $4.7 million as of September 30, 2008. As a result of the anticipated increase in indebtedness, without the corresponding immediate cash flows, we requested and received from our lenders a temporary increase in the leverage ratio covenant (from not greater than 3.5 to 1.0 to not greater than 4.0 to 1.0);

•                  the EXCO Operating Credit Agreement was similarly impacted by acreage acquisitions in the Haynesville/Bossier shale play, where we spent $60.6 million on acreage acquisitions during the second and third quarters of 2008. We also have acreage acquisition commitments totaling approximately $3.4 million as of September 30, 2008;

•                  we incurred $300.0 million of unsecured debt to fund the Danville Acquisition on July 15, 2008; and

•                  our decision to exploit the shale plays has resulted in increases to our drilling and leasehold acquisition expenditures. Consequently, substantial cash flows from operations that were previously used to reduce debt or fund acquisitions have been redeployed to these capital projects.

Our expected capital expenditures for the remainder of 2008 are approximately $200.0 million which represents a substantial reduction from the third quarter. On a year-to-date basis, our expected capital spending is expected to be close to our amended 2008 budget. However, the total 2008 budget includes approximately $30.0 million of carried-in 2007 capital costs for midstream construction projects. Overall, our 2008 spending for development and midstream operations will be approximately $25.0 to $30.0 million less due primarily to reallocation and reductions of drilling activities. We are also re-evaluating our 2009 capital budget in light of recent commodity price decreases and economic capital market conditions. We anticipate presenting to our Board of Directors a 2009 capital budget program that will be fully funded within our 2009 expected cash flow. The expected activity level in 2009 will differ from 2008 with an emphasis on horizontal shale development, a reduced conventional drilling program, minimal leasing and continued midstream development in East Texas/North Louisiana and Appalachia. We also expect to focus our conventional technical teams on exploitation projects to minimize the base decline of our properties.

Oil and natural gas prices increased significantly during the first nine months of 2008 and we paid approximately $157.4 million to settle oil and natural gas derivatives for the nine months ended September 30, 2008. While our revenues benefit from the increased prices, we do not receive full benefit as approximately 80% of our sold volumes are subject to derivative financial instruments. Beginning in September 2008, oil and natural gas prices began to decline significantly. As a result, we expect to receive cash payments from our counterparties in the fourth quarter of 2008 if price trends do not reverse. In addition, we are required to settle our derivative financial contracts prior to receiving the payments for production, which is typically collected 30 to 60 days after our derivative settlements are closed. This timing between settlement of the derivative financial instruments and actual collection of the physical proceeds can create short-term borrowing requirements. Although commodity prices decreased during the third quarter, we did not experience significant changes in our cash settlements as the declines occurred primarily in September.

Finally, on July 18, 2008, we converted all outstanding shares of our preferred stock into our common stock, which will result in dividend savings of $35.0 million per quarter, or $140.0 million annually.

Despite the recent negative events in capital markets, we believe that our capital resources from existing cash balances, cash flow from operating activities, including savings from dividends previously associated with our preferred stock and remaining borrowing capacity under our credit agreements are adequate to meet the cash requirements to fund our operations and capital expenditure programs. However, future cash flows are subject to a number of variables including production volumes, oil and natural gas prices and our ability to refinance our Term Credit Agreement. If cash flows decline, or we are unsuccessful in refinancing our Term Credit Agreement, we may be required to reduce our capital expenditure budget, which in turn may affect our liquidity and results of operations in future periods and impact our ability to maintain our borrowing base under our revolving credit agreements or comply with existing bank covenants. Our operations and other capital resources may not provide cash in sufficient amounts to maintain or initiate planned levels of capital expenditures. We have experienced increased costs for personnel, tubular goods and other services during 2008. Further, we have encountered increased demand for drilling rigs, tubular goods, fuel, utilities and other services. Currently, we do not believe that these conditions have had a significant impact upon our capital expenditure programs or our results of operations. If the conditions continue, however, projects may be delayed due to lack of services or materials or we may have to delay projects to stay within our capital budget.

Acquisitions and capital expenditures

The following table presents our capital expenditures for the three and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Capital expenditures:
Property acquisitions	$245,069	$27,039	$722,247	$2,288,003
Midstream acquisitions	10,974	2,278	66,641	119,730
Lease purchases	74,696	5,812	177,353	17,310
Development capital expenditures	201,356	124,372	489,693	304,404
Midstream capital additions	15,112	3,318	40,770	8,910
Corporate and other	16,284	7,113	41,407	20,651
Total capital expenditures	$563,491	$169,932	$1,538,111	$2,759,008

On February 20, 2008, we closed the Appalachian Acquisition for $387.4 million in cash, net of preliminary purchase price adjustments. The assets include producing oil and natural gas properties, undeveloped oil and natural gas properties, undeveloped acreage and related facilities in the Appalachia region. The Appalachian Acquisition was financed by the EXCO Resources Credit Agreement.

In March 2008 we closed the New Waskom Acquisition, which contained 230 miles of pipeline and a gathering system at a cost of approximately $55.6 million. The New Waskom system is located primarily in Harrison and Panola Counties in East Texas and Caddo Parish in North Louisiana. The system has access to one plant and three interstate pipelines.

During 2008 we expanded our TGG pipeline, adding 57 miles of predominantly 20-inch diameter pipe at a cost of approximately $37.6 million. Upon completion of this expansion in August 2008, TGG has 110 miles of pipeline with an incremental throughput capacity of 100 Mmcf per day without compression. With compression, incremental throughput volumes could exceed 200 Mmcf per day.

On July 15, 2008, we acquired producing oil and natural gas properties, acreage and other assets in Gregg, Rusk and Upshur counties of Texas, known as the Danville Acquisition, for approximately $249.5 million, including a $25.0 million deposit paid early in the second quarter of 2008 and net of preliminary closing adjustments. Funding for this acquisition was provided by the Term Credit Agreement.

Additionally, we are contemplating other midstream projects in East Texas and North Louisiana to expand our transport capabilities for our own production as well as production from unaffiliated producers.

Beginning with the second quarter of 2008, we initiated aggressive acreage acquisition programs and spent approximately $60.6 million in the Haynesville/Bossier shale plays in East Texas and North Louisiana and approximately $88.4 million in the Marcellus and Huron shale plays in the Appalachia region of the United States. These acreage acquisition programs have significantly increased our capital expenditures for leaseholds and resulted in increases to our 2008 capital expenditures budget. In addition to our acreage acquisition program, we plan to drill three horizontal wells and 17 vertical wells in the Haynesville/Bossier shale area. We plan to drill four horizontal wells and seven vertical wells in the Marcellus shale area and approximately eight horizontal wells in the Huron shale area during 2008.

Our expected 2008 capital expenditures are approximately $941.0 million for our development, exploitation, exploration, midstream and corporate activities, of which $307.4 million and $749.2 million was spent during the three and nine months ended September 30, 2008, respectively, exclusive of property and midstream acquisitions. For the fourth quarter of 2008, we are reducing some of our budgeted drilling activity to both preserve capital and focus on shale opportunities. We have also reduced our leasing activity by only leasing acreage which enhances our existing positions. While we expect our total annual 2008 capital expenditures to be very close to the 2008 budget, actual expenditures include approximately $30.0 million of carried-in 2007 capital costs for midstream construction projects. Excluding these carried-in amounts, our reallocations and reductions in drilling activities will take effect during the fourth quarter. As of September 30, 2008, we were contractually obligated to spend approximately $94.1 million for our development, exploitation and exploration activities for the remainder of 2008 and approximately $8.1 million for additional Haynesville and Marcellus acreage acquisitions. The increase in the capital expenditures budget is largely the result of acreage acquisitions and drilling in the Haynesville and Marcellus shale plays, additional drilling in our Vernon Field and capital expenditures associated with our Appalachian Acquisition and East Texas acquisition.

7 1/4% senior notes due January 15, 2011

As of September 30, 2008, $444.7 million in principal was outstanding on our 7 1/4% senior notes due January 15, 2011, or Senior Notes. The unamortized premium on the Senior Notes at September 30, 2008 was $8.4 million. The estimated fair value of the Senior Notes, based on quoted market prices for the Senior Notes, was $435.8 million on September 30, 2008.

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

The borrowing base is redetermined semi-annually with EXCO and the lenders having the right to interim unscheduled redeterminations in certain circumstances. Scheduled redeterminations are on or about April 1 and October 1 of each year. On October 20, 2008, our banking group reaffirmed the existing borrowing base. The interest rate ranges from LIBOR plus 100 basis points, or bps, to LIBOR plus 175 bps depending upon borrowing base usage. The facility also includes an Alternate Base Rate, or ABR, pricing alternative ranging from ABR plus 0 bps to ABR plus 75 bps depending upon borrowing base usage. Borrowings under the EXCO Resources Credit Agreement are collateralized by a first lien mortgage providing a security interest in our oil and natural gas properties. EXCO has also agreed to have in place derivative financial instruments covering no more than 80% of its forecasted production from total proved reserves (as defined) for each of the first two years of the forthcoming five year period and 70% for each of the third through fifth years of the forthcoming five year period. EXCO is required to have in place mortgages covering 80% of the engineered value of its Borrowing Base Properties (as defined). The foregoing description is not complete and is qualified in its entirety by the

EXCO Resources Credit Agreement. As of September 30, 2008, EXCO was in compliance with the financial covenants contained in the EXCO Resources Credit Agreement which require that we:

•                  maintain a consolidated current ratio (as defined) of at least 1.0 to 1.0 as of the end of any fiscal quarter ending on or after September 30, 2007;

•                  not permit our ratio of consolidated funded indebtedness (as defined) to consolidated EBITDAX (as defined) to be greater than (i) 4.0 to 1.0 at the end of any fiscal quarter ending on or after September 30, 2008 and on or before December 31, 2008, (ii) 3.75 to 1.0 at the end of the fiscal quarter ending on March 31, 2009 and (iii) 3.5 to 1.0 beginning with the quarter ending June 30, 2009 and each quarter thereafter; and

•                  maintain a consolidated EBITDAX to consolidated interest expense (as defined) ratio of at least 2.5 to 1.0 at the end of any fiscal quarter ending on or after September 30, 2007.

At November 3, 2008, the six month LIBO rate was 3.1%, which would result in an interest rate of approximately 4.6% on any new indebtedness we may incur under the EXCO Resources Credit Agreement. At November 3, 2008 we had $1.0 billion of outstanding indebtedness under the EXCO Resources Credit Agreement.

EXCO Operating Credit Agreement

The EXCO Operating Credit Agreement has a borrowing base of $1.3 billion. The borrowing base is scheduled to be redetermined on a semi-annual basis, with EXCO Operating and the lenders having the right to interim unscheduled redeterminations in certain circumstances. Scheduled redeterminations will be made on or about April 1 and October 1 of each year. On October 20, 2008, our banking group reaffirmed the existing borrowing rate. The EXCO Operating Credit Agreement is secured by a first priority lien on the assets of EXCO Operating, including 100% of the equity of EXCO Operating’s subsidiaries, and is guaranteed by all existing and future subsidiaries of EXCO Operating. EXCO Operating has agreed to have in place derivative financial instruments covering no more than 80% of the “forecasted production from total proved reserves” (as defined) for each of the first two years of the forthcoming five year period and 70% of the forecasted production from total proved reserves for each of the third through fifth years of the forthcoming five year period. On July 14, 2008, EXCO Operating entered into a second amendment to the EXCO Operating Credit Agreement to (i) allow EXCO Operating to incur up to $500.0 million of indebtedness under a senior unsecured term credit agreement, or Term Credit Agreement, and (ii) exclude drawings under the Term Credit Agreement from the consolidated current ratio, as defined in the EXCO Operating Credit Agreement through December 31, 2008. The foregoing description is not complete and is qualified in its entirety by the EXCO Operating Credit Agreement. As of September 30, 2008, EXCO Operating was in compliance with the financial covenants contained in the EXCO Operating Credit Agreement, which require that EXCO Operating:

•                  maintain a consolidated current ratio (as defined) of at least 1.0 to 1.0 at the end of any fiscal quarter, beginning with the quarter ended September 30, 2007;

•                  not permit our ratio of consolidated indebtedness to consolidated EBITDAX (as defined) to be greater than 3.5 to 1.0 at the end of each fiscal quarter, beginning with the quarter ended September 30, 2007; and

•                  not permit our interest coverage ratio (as defined) to be less than 2.5 to 1.0 at the end of each fiscal quarter, beginning with the quarter ended September 30, 2007.

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

At November 3, 2008, the six month LIBO rate was 3.1%, which would result in an interest rate of approximately 4.9% on any new indebtedness we may incur under the EXCO Operating Credit Agreement. At November 3, 2008 we had $1.2 billion of outstanding indebtedness under the EXCO Operating Credit Agreement.

Senior Unsecured Term Credit Agreement

On July 15, 2008, EXCO Operating entered into a Term Credit Agreement, and drew $300.0 million, resulting in net proceeds of $289.4 million after transaction fees and administrative expenses. Proceeds from the Term Credit Agreement were used to fund an acquisition of developed and undeveloped oil and natural gas properties and gathering and treating facilities located in East Texas from private sellers for approximately $224.5 million, net of a $25.0 million deposit paid early in the second quarter of 2008 and preliminary purchase price adjustments, provide working capital for general corporate purposes and to reduce indebtedness under the EXCO Operating Credit Agreement.

The Term Credit Agreement balance of $300.0 million was borrowed in a single draw on July 15, 2008. Thereafter through October 15, 2008, EXCO Operating could have requested additional term loans of up to $200.0 million in the aggregate, but the lenders had no obligation to provide the requested additional funding. EXCO Operating did not request any additional borrowings under the Term Credit Agreement. The Term Credit Agreement is due and payable on December 15, 2008 and is guaranteed by all existing and future direct or indirect subsidiaries of EXCO Operating, including any guarantor of the EXCO Operating credit agreement.

Financial covenants governing the Term Credit Agreement include a minimum current ratio of 1.00 to 1.00, a maximum leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00. At the borrower’s election, term loans under the Term Credit Agreement may bear interest at a rate per annum equal to: (a) the Alternate Base Rate, or ABR (defined as the higher of (i) the rate of interest publicly announced by JPMorgan as its prime rate in effect at its principal office in New York City and (ii) the federal funds effective rate from time to time plus 0.50%), plus 4.75% or (b) the LIBO Rate (defined as the greater of (i) the rate at which Eurodollar deposits in the London interbank market for one, two or three months, as selected by the borrower, are quoted on the Telerate screen and (ii) 3.50%), as adjusted for actual statutory reserve requirements for Eurocurrency liabilities, plus 6.00%. In the case of term loans bearing interest based upon ABR, interest is payable quarterly in arrears. In the case of terms loans bearing interest based upon the LIBO Rate, interest is payable on the last day of each relevant interest period and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period. The Term Credit Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type and are substantially the same as the terms included in the EXCO Operating Credit Agreement.

As of November 3, 2008, we were negotiating with our lenders to refinance, renew and extend the Term Credit Agreement, which is subject to approval of the banking group of the EXCO Operating Credit Agreement. If the refinancing, renewal and extension is not successful, we believe that our available borrowings under our existing credit facilities and operating cash flows will be sufficient to pay the Term Credit Agreement. However, future compliance with certain debt covenants under our existing credit agreements may not be met if we are required to draw on those facilities. The ultimate outcome of these negotiations could further impact our ability to fund our capital and development programs.

Preferred stock

The Series A-1, Series B and Series C 7.0% Cumulative Convertible Perpetual Preferred Stock, or the 7.0% Preferred Stock and Series A-1 Hybrid Preferred Stock, or the Hybrid Preferred Stock, and together with the 7.0% Preferred Stock, the Preferred Stock, were issued in several series at a purchase price of $10,000 per share on March 30, 2007. The Preferred Stock was convertible into common stock at any time by the holder at a price of $19.00 per common share. We were entitled to force the conversion of the Preferred Stock at any time if the common stock traded for 20 days within a period of 30 consecutive days at a price (i) above 175% of the then effective conversion price ($33.25 per share at the final conversion price of $19.00 per share) at any time during the 24 months after issuance, (ii) above 150% of the then effective conversion price ($28.50 per share at the final conversion price of $19.00 per share) thereafter through the 48th month after issuance and (iii) above 125% of the then effective conversion price ($23.75 per share at the final conversion price of $19.00 per share) at any time thereafter. Cash dividends accrued at the rate of 7.0% per annum prior to March 30, 2013 and at the rate of 9.0% per annum thereafter. Upon the occurrence of a change of control, holders of our Preferred Stock were able to force us to repurchase their shares for cash at the liquidation preference plus accumulated dividends. Holders of our Preferred Stock had the right to vote with the holders of common stock as a single class on all matters submitted to our shareholders (except the election of directors) on an as-converted basis. Holders of Preferred Stock had the right to separately elect up to four directors, subject to the rights of the holders of Series B 7.0% Preferred Stock and Series C 7.0% Preferred Stock to vote as separate classes to each elect one of such preferred directors. In addition, upon the occurrence of specified defaults in the Statements of Designation for the Preferred Stock, the holders of the Preferred Stock, voting together as a class, had the right to elect four additional directors, or default directors, until such default was cured. In connection with the mandatory conversion of our Preferred Stock into common stock on July 18, 2008, the right to designate Preferred Stock directors terminated. However, pursuant to letter agreements entered into with each of Ares Management, LLC and Oaktree Capital

Management, L.P. each of those entities continue to have the right to nominate one director for election at any annual meeting of shareholders so long as each entity beneficially owns at least 10,000,000 shares of common stock. The remaining two Preferred Stock directors currently serving on our Board of Directors are entitled to serve until the next annual meeting of shareholders.

We paid cash dividends totaling $82.8 million to the holders of our Preferred Stock between January 1, 2008 and July 18, 2008, the date upon which the preferred stock was converted into our common stock.

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

Our objective in entering into oil and natural gas contracts is to manage price fluctuations and achieve a more predictable cash flow associated with our acquisition activities and borrowings under our credit agreements. These transactions limit exposure to declines in prices, but also limit the benefits we would realize if prices increase. As of September 30, 2008, we had contracts in place for the volumes and prices shown below:

	Natural gas	Weighted		Weighted
	volume/	average strike	Oil	average strike
(in thousands, except prices)	Mmbtu	price per Mmbtu	volume/Bbl	price per Bbl
Natural Gas:
Swaps (NYMEX):
Q4 2008	26,910	$8.39	450	$78.60
2009	100,530	8.18	1,580	80.64
2010	44,397	8.10	1,568	104.64
2011	9,125	7.97	1,095	112.99
2012	1,830	4.51	92	109.30
2013	1,825	4.51	—	—

Interest rate swaps

In January 2008, we entered into interest rate swaps to mitigate our exposure to fluctuations in interest rates on $700.0 million in principal through February 14, 2010 at LIBO rates ranging from 2.45% to 2.8%. For the nine months ended September 30, 2008, we had $5.2 million of non-cash unrealized gains attributable to our interest rate swaps.

Off-balance sheet arrangements

None.

Contractual obligations and commercial commitments

The following table presents a summary of our contractual obligations at September 30, 2008:

	Less than one	One to three	Three to five	More than five
(in thousands)	year	years	years	years	Total
Contractual obligations:
Long-term debt - senior notes (1)	$—	$444,720	$—	$—	$444,720
Long-term debt - EXCO Resources Credit Agreement (2)	—	—	1,014,000	—	1,014,000
Long-term debt - EXCO Operating Credit Agreement (3)	—	—	1,218,485	—	1,218,485
Term Credit Agreement (4)	300,000	—	—	—	300,000
Tubular and other commitments	30,659	—	—	—	30,659
Operating leases (5)	7,558	11,665	10,651	2,021	31,895
Drilling/work commitments	57,047	81,096	23,134	—	161,277
Total contractual cash obligations	$395,264	$537,481	$2,266,270	$2,021	$3,201,036

(1)	Our Senior Notes are due on January 15, 2011. The annual interest obligation is $32.2 million.
(2)	The EXCO Resources Credit Agreement matures on March 30, 2012.
(3)	The EXCO Operating Credit Agreement matures on March 30, 2012.
(4)	The Term Credit Agreement matures on December 15, 2008.
(5)	Excludes month-to-month rental expense on compressors.

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

Commodity price risk

We use oil and natural gas derivatives and financial risk management instruments to manage our exposures to commodity price and interest rate fluctuations. We do not designate these instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the respective instrument’s fair value currently in earnings, as a gain or loss on oil and natural gas derivatives and as interest expense on financial risk management instruments. To illustrate the volatility of oil and natural gas prices and the impact of derivative financial instruments, we had unrealized mark-to-market losses in excess of $916.5 million for the six months ended June 30, 2008 due to rapidly increasing prices for both oil and natural gas. During the third quarter of 2008, commodity prices decreased and we recorded unrealized mark-to-market gains of $970.3 million.

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas. Pricing for oil and natural gas production is volatile.

The following table sets forth our oil and natural gas derivatives management activities as of September 30, 2008.

		Weighted
	Volume	average strike
(in thousands, except prices)	Mmbtu/Bbl	price	Fair value
Natural Gas:
Swaps (NYMEX):
Remainder of 2008	26,910	$8.39	$22,458
2009	100,530	8.18	5,968
2010	44,397	8.10	(17,452)
2011	9,125	7.97	(3,504)
2012	1,830	4.51	(5,088)
2013	1,825	4.51	(4,701)
Total Natural Gas	184,617		(2,319)

Oil:
Swaps (NYMEX):
Remainder of 2008	450	78.60	(9,065)
2009	1,580	80.64	(30,940)
2010	1,568	104.64	967
2011	1,095	112.99	7,539
2012	92	109.30	279
Total Oil	4,785		(31,220)
Total Oil and Natural Gas			$(33,539)

At September 30, 2008, the average forward NYMEX oil prices per Bbl for the remainder of 2008 and for calendar year 2009 were $100.49 and $102.46, respectively, and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2008 and for calendar 2009 were $7.57 and $8.15, respectively.

During October 2008, the average forward NYMEX oil and natural gas prices decreased. At October 31, 2008, the average forward NYMEX oil prices per barrel for the remainder of 2008 and calendar year 2009 decreased by $29.33 per barrel and $29.83 per barrel, respectively. The natural gas prices for the same periods decreased by $0.66 per Mcf and $0.82 per Mcf, respectively. The impact on our mark-to-market liability, as of September 30, 2008, using these October 31, 2008 NYMEX strip prices would result in a net asset of $202.3 million, or an increase of $235.9 million. Our reported earnings and assets or liabilities for derivative financial instruments will continue to be subject to significant fluctuations in value due to price volatility.

Realized gains or losses from the settlement of our oil and natural gas derivatives are recorded in our financial statements as increases or decreases in oil and gas revenue. For example, using the oil swaps in place at September 30, 2008, for the remainder of 2008, if the settlement price exceeds the actual weighted average strike price of $78.60 per Bbl, then a reduction in oil and natural gas revenue would be recorded for the difference between the settlement price and $78.60 per Bbl, multiplied by the hedged volume of 450 Mbbls. Conversely, if the settlement price is less than $78.60 per Bbl, then an increase in oil and natural gas revenue would be recorded for the difference between the settlement price and $78.60 per Bbl, multiplied by the hedged volume of 450 Mbbls. For example, for a hedged volume of 450 Mbbls, if the settlement price is $79.60 per Bbl then oil and natural gas revenue would decrease by $0.5 million. Conversely, if the settlement price is $77.60 per Bbl, oil and natural gas revenue would increase by $0.5 million.

Interest rate risk

At September 30, 2008, our exposure to interest rate changes related primarily to borrowings under our credit agreements and interest earned on our short-term investments. The interest rate is fixed at 7 1/4% on the $444.7 million in Senior Notes we have outstanding. Interest is payable on borrowings under our credit agreements and the Term Credit Agreement is based on a floating rate as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our liquidity, capital resources and capital commitments.” At September 30, 2008, we had $2.5 billion in outstanding borrowings under our current and non-current credit agreements. A 1% change in interest rates based on the variable borrowings as of September 30, 2008 would result in an increase or decrease in our interest costs of $25.3 million per year. The interest we pay on these borrowings is set periodically based upon market rates.

In January 2008, we entered into financial risk management instruments to mitigate our exposure to fluctuations in interest rates on $700.0 million in principal through February 14, 2010 at LIBO rates ranging from 2.45% to 2.8%. As of September 30, 2008, we had $5.2 million of unrealized gains on our interest rate swaps.

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

Our management evaluated, under the supervision and with the participation of our CEO, CFO and CAO, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008 and concluded our controls were effective.

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

Item 1A.     Risk factors

Our business has many risks. The risk factors noted in this section and other factors noted throughout this report, including those risks identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those included in this report. Additional factors that could materially and adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on February 29, 2008. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

The global financial and credit crisis and any associated prolonged decline in the price of oil and natural gas similar to the conditions that existed in the third quarter of 2008 and thereafter will likely limit our access to liquidity and credit and curtail our ability to fund our planned exploration, development, and production activity, which could adversely affect our business, financial condition and results of operations.

The global financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. Significant write-offs in the financial services sector, the repricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding. As a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates and enacted tighter lending standards. As a result of the current credit environment, we may be unable to obtain adequate funding under our existing credit agreements because (i) our lending counterparties may be unwilling or unable to meet their funding obligations or (ii) our borrowing bases under our existing credit agreements, which are redetermined at least twice a year, may decrease as a result of lower oil or natural gas prices, operating difficulties, declines in reserves, lending requirements or regulations, or for any other reason. In addition, the Term Credit Agreement is scheduled to mature on December 15, 2008. We are negotiating with our lenders to refinance, renew and extend the Term Credit Agreement, but we may not be able to successfully negotiate a renewal or extension or such renewal or extension may be on terms and conditions less favorable than currently exist in the Term Credit Agreement.

The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for energy and result in lower oil and natural gas prices. Our revenues, cash flow and profitability and our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms depend substantially upon oil and natural gas prices. Prolonged decline in the price of oil and natural gas similar to the conditions that existed in the third quarter of 2008 and thereafter will likely limit our access to liquidity and credit and curtail our ability to fund our planned exploration, development, and production activity, which could adversely affect our business, financial condition and results of operations.

Item 6.        Exhibits

See “Index to Exhibits” for a description of our exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC.
(Registrant)

Date: November 6, 2008	By:	/s/ DOUGLAS H. MILLER
Douglas H. Miller
Chairman and Chief Executive Officer

	By:	/s/ J. DOUGLAS RAMSEY
J. Douglas Ramsey, Ph.D.
Vice President and Chief Financial Officer

	By:	/s/ MARK E. WILSON
Mark E. Wilson Vice President, Chief Accounting Officer
and Controller

Index to Exhibits

Exhibit Number	Description of Exhibits
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

10.44

Seventh Supplemental Indenture, dated as of September 30, 2008, by and among EXCO Resources, Inc., EXCO-North Coast Energy, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q filed on August 6, 2008 and incorporated by reference herein.

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

10.47

Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 14, 2008 and effective as of September 30, 2008, among EXCO Resources, Inc., as borrower, and certain of its subsidiaries, as guarantors, and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K dated July 14, 2008 and filed on July 16, 2008 and incorporated by reference herein.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Accounting Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed herewith.

99.1	Audit Committee Charter, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q filed on August 6, 2008 and incorporated by reference herein.

* These exhibits are management contracts.