Form 10-Q
period 2009-06-30
EXCO RESOURCES INC
filed 2009-08-06
CIK 316300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of common stock, par value $0.001 per share, outstanding as of July 31, 2009 was 211,189,766.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$131,358	$57,139
Restricted cash	37,500	—
Accounts receivable:
Oil and natural gas	97,706	130,970
Joint interest	30,074	22,807
Interest and other	4,358	5,895
Inventory	62,804	42,479
Derivative financial instruments	265,625	247,614
Deferred income taxes	—	—
Other	7,466	6,136

Total current assets	636,891	513,040

Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	458,541	481,596
Proved developed and undeveloped oil and natural gas properties	2,484,693	3,578,344
Accumulated depletion	(1,059,165)	(936,088)

Oil and natural gas properties, net	1,884,069	3,123,852

Gas gathering assets	519,519	485,201
Accumulated depreciation and amortization	(41,540)	(32,232)

Gas gathering assets, net	477,979	452,969

Office and field equipment, net	28,952	25,647
Derivative financial instruments	120,858	173,003
Deferred financing costs, net	42,819	62,884
Other assets	2,653	880
Goodwill	470,077	470,077

Total assets	$3,664,298	$4,822,352

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)	June 30, 2009	December 31, 2008
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$111,582	$172,400
Accrued interest payable	17,597	28,746
Revenues and royalties payable	84,227	108,130
Income taxes payable	160	160
Current portion of asset retirement obligations	1,105	1,830
Current maturities of long term debt	300,000	—
Derivative financial instruments	13,751	11,607

Total current liabilities	528,422	322,873

Long-term debt, net of current maturities	2,748,181	3,019,738
Asset retirement obligations and other long-term liabilities	183,464	125,279
Deferred income taxes	11,482	9,371
Derivative financial instruments	22,508	12,590
Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares - 10,000,000; issued and outstanding shares - 200,000 presented above none issued and outstanding	—	—
Common stock, $0.001 par value; authorized shares - 350,000,000; issued and outstanding shares - 211,176,453 at June 30, 2009 and 210,968,931 at December 31, 2008	211	211
Additional paid-in capital	3,080,109	3,070,766
Accumulated deficit	(2,910,079)	(1,738,476)

Total shareholders’ equity	170,241	1,332,501

Total liabilities and shareholders’ equity	$3,664,298	$4,822,352

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Revenues:
Oil and natural gas	$146,252	$428,736	$318,460	$753,579
Midstream	12,942	26,956	29,955	34,848

Total revenues	159,194	455,692	348,415	788,427

Costs and expenses:
Oil and natural gas production	48,394	62,143	101,512	114,524
Midstream operating expenses	11,719	22,824	30,169	30,851
Gathering and transportation	4,055	3,700	7,952	6,831
Depreciation, depletion and amortization	55,180	111,281	136,974	220,498
Write-down of oil and natural gas properties	—	—	1,293,579	—
Accretion of discount on asset retirement obligations	2,018	1,473	4,089	2,789
General and administrative	22,488	19,657	43,035	42,284

Total costs and expenses	143,854	221,078	1,617,310	417,777

Operating income (loss)	15,340	234,614	(1,268,895)	370,650
Other income (expense):
Interest expense	(46,891)	(20,273)	(83,023)	(56,293)
Gain (loss) on derivative financial instruments	(31,017)	(662,653)	190,367	(1,003,847)
Other income (expense)	(8,369)	2,249	(7,942)	3,676

Total other income (expense)	(86,277)	(680,677)	99,402	(1,056,464)

Loss before income taxes	(70,937)	(446,063)	(1,169,493)	(685,814)
Income tax expense (benefit)	1,055	(183,149)	2,110	(260,061)

Net loss	(71,992)	(262,914)	(1,171,603)	(425,753)
Preferred stock dividends	—	(35,000)	—	(70,000)

Net loss available to common shareholders	$(71,992)	$(297,914)	$(1,171,603)	$(495,753)

Earnings (loss) per common share:
Basic and diluted
Net loss available to common shareholders	$(0.34)	$(2.83)	$(5.55)	$(4.72)

Weighted average number of common shares outstanding	211,089	105,253	211,042	104,968

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(in thousands)	2009	2008
Operating Activities:
Net loss	$(1,171,603)	$(425,753)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	136,974	220,498
Stock option compensation expense	6,480	6,688
Write-down of oil and natural gas properties	1,293,579	—
Accretion of discount on asset retirement obligations	4,089	2,789
Non-cash change in fair value of derivatives	46,196	909,111
Cash settlements of assumed derivatives	(90,294)	62,099
Deferred income taxes	2,110	(260,244)
Amortization of deferred financing costs and premium on 7 1/4% senior notes due 2011 and discount on long-term debt	23,767	817
Effect of changes in:
Accounts receivable	27,300	(83,688)
Other current assets	(3,497)	(13,829)
Accounts payable and other current liabilities	(48,168)	93,746

Net cash provided by operating activities	226,933	512,234

Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(267,405)	(910,485)
Property and midstream acquisitions	(62,963)	—
Advance on pending acquisition	—	(25,205)
Restricted cash	(37,500)	—
Deposit on pending divestitures	57,688	—
Proceeds from disposition of property and equipment and other	55,783	1,532

Net cash used in investing activities	(254,397)	(934,158)

Financing Activities:
Borrowings under credit agreements	52,949	812,200
Repayments under credit agreements	(22,740)	(291,700)
Proceeds from issuance of common stock	1,648	12,929
Payment of preferred stock dividends	—	(70,000)
Settlements of derivative financial instruments with a financing element	90,294	(62,099)
Deferred financing costs	(20,468)	(774)

Net cash provided by financing activities	101,683	400,556

Net increase (decrease) in cash	74,219	(21,368)
Cash at beginning of period	57,139	55,510

Cash at end of period	$131,358	$34,142

Supplemental Cash Flow Information:
Interest paid	$72,718	$63,651

Supplemental non-cash investing and financing activities:
Capitalized stock option compensation	$1,180	$1,276

Capitalized interest	$2,797	$316

Issuance of common stock for director services	$35	$102

See accompanying notes.

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional paid-in capital	Retained earnings (deficit)	Total shareholders’ equity
	Common Stock
(in thousands)	Shares	Amount
Balance at December 31, 2008	210,969	$211	$3,070,766	$(1,738,476)	$1,332,501
Issuance of common stock	207	—	1,683	—	1,683
Share-based compensation	—	—	7,660	—	7,660
Net loss	—	—	—	(1,171,603)	(1,171,603)

Balance at June 30, 2009	211,176	$211	$3,080,109	$(2,910,079)	$170,241

Balance at December 31, 2007	104,579	$105	$1,043,645	$71,992	$1,115,742
Issuance of common stock	977	1	13,030	—	13,031
Preferred stock dividends	—	—	—	(70,000)	(70,000)
Share-based compensation	—	—	7,964	—	7,964
Net loss	—	—	—	(425,753)	(425,753)

Balance at June 30, 2008	105,556	$106	$1,064,639	$(423,761)	$640,984

See accompanying notes.

EXCO RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and basis of presentation

Unless the context requires otherwise, references in this quarterly report on Form 10-Q to “EXCO,” “EXCO Resources,” “Company,” “we,” “us,” and “our” are to EXCO Resources, Inc. and its consolidated subsidiaries.

EXCO Resources, Inc., a Texas corporation, is an independent oil and natural gas company engaged in the acquisition, development and exploitation of onshore North American oil and natural gas properties. Our principal operations are located in the East Texas/North Louisiana, Appalachia, Mid-Continent and Permian producing areas. In addition to our oil and natural gas producing operations, we have midstream operations in the East Texas/North Louisiana area. Our assets in East Texas/North Louisiana are owned by our subsidiary, EXCO Operating Company, LP, and its subsidiaries and together they are collectively referred to as EXCO Operating. Organizationally, EXCO Operating is an indirect wholly-owned subsidiary of EXCO Resources. EXCO Operating’s debt is not guaranteed by EXCO Resources and EXCO Operating does not guarantee EXCO Resources’ debt.

The accompanying condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, the statements of operations for the three and six months ended June 30, 2009 and 2008, the statements of cash flows for the six months ended June 30, 2009 and 2008 and the changes in shareholders’ equity for the six months ended June 30, 2009 and 2008, are for EXCO and its subsidiaries. The condensed consolidated financial statements and related footnotes are presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, and therefore, all intercompany transactions have been eliminated.

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and in the opinion of management, such financial statements reflect all adjustments necessary to present fairly the consolidated financial position of EXCO at June 30, 2009 and its results of operations and cash flows for the periods presented. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Beginning in the fourth quarter of 2008, we reclassified our derivative financial instrument activities and other income items to the other income (expense) caption on our consolidated statements of operations. Previously, we reported these items as a component of revenues. We have reclassified prior year amounts to conform to current year reporting.

In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures. The results of operations for the interim periods are not necessarily indicative of the results we expect for the full year.

2.	Significant recent activities

On June 29, 2009 we entered into a definitive agreement with an affiliate of BG Group plc, or BG Group, for the sale of an undivided 50% of our interest in an area of mutual interest, or AMI, which includes most of our oil and natural gas assets in East Texas/North Louisiana (excluding the Vernon Field, Gladewater area, Overton Field and Redland Field), and for the joint development and operation of our Haynesville shale and certain other related natural gas assets located in the AMI. We will receive $655.0 million in cash at closing, subject to customary closing and post-closing adjustments, pursuant to this transaction. BG Group will also fund $400.0 million of capital development attributable to our 50% interest, with BG Group paying 75% of our share of drilling and completion costs on the deep rights (Haynesville and Bossier shales) until the $400.0 million commitment is satisfied. Under the terms of the agreement, we will not be required to repay any of this funding. The joint development transaction is expected to close in August 2009 and will have an effective date of January 1, 2009. In addition, on August 5, 2009, we entered into a definitive agreement with BG Group regarding the sale of 50% of our midstream assets in the AMI. Proceeds from the sale of the midstream assets will be $249.0 million subject to customary closing and post-closing adjustments.

On June 28, 2009, EXCO Operating entered into a Purchase and Sale Agreement, or the East Texas Agreement, with Encore Operating, LP, or Encore. Pursuant to the East Texas Agreement, upon the terms and subject to the conditions set forth therein, EXCO Operating has agreed to sell all of its interests in certain oil and natural gas properties located in its Overton Field and Gladewater area of East Texas, and Encore has agreed to purchase such interests, for a purchase price of $165.0 million, in cash, subject to certain customary closing and post-closing adjustments.

Also on June 28, 2009, EXCO entered into a Purchase and Sale Agreement, or the Mid-Continent Agreement, with Encore. Pursuant to the Mid-Continent Agreement, upon the terms and subject to the conditions set forth therein, EXCO has agreed to sell all of its interests in certain oil and gas properties located in its Mid-Continent operating area, and Encore has agreed to purchase such interests, for a purchase price of $210.0 million, in cash, subject to certain customary closing and post-closing adjustments.

Both the East Texas Agreement and the Mid-Continent Agreement (together, the Encore Agreements) contain customary representations, warranties, covenants, indemnities and termination provisions and are subject to customary closing conditions with an effective date of April 1, 2009 and are expected to close in August 2009. The closing of each Encore Agreement is conditioned upon the closing of the other Encore Agreement.

During the second quarter of 2009 we closed sales of certain non strategic assets, resulting in net cash proceeds of approximately $51.4 million after customary preliminary closing and post-closing adjustments. In addition to the closed sales, during the second quarter of 2009, we received deposits on pending asset sales totaling $57.7 million, of which $37.5 million is in escrow and reported as restricted cash on our condensed consolidated balance sheets.

In connection with the asset sales closed in the second quarter of 2009, we liquidated certain of our derivatives contracts to stay in compliance with certain terms set forth in our credit agreements, resulting in gains of approximately $17.4 million. These gains are recorded in “Gain (loss) on derivative financial instruments” on our condensed consolidated statements of operations. A portion of the proceeds from the asset sales and derivative liquidations were used to pay down debt under our revolving credit agreements.

3.	Recent accounting pronouncements

On June 29, 2009, the Financial Accounting Standards Board, or the FASB, issued FASB Statement No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162,” or SFAS No. 168. SFAS No. 168 establishes “The FASB Accounting Standards Codification,” or Codification, which will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.

On June 12, 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R),” or SFAS No. 167. SFAS No. 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The statement will be effective for the first fiscal year beginning after November 15, 2009. As of June 30, 2009, we do not have any variable interest entities and as such, the final rule does not have an effect on our financial statements and disclosures.

On June 12, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” or SFAS No. 166. SFAS No. 166 is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The statement will be effective for the first fiscal year beginning after November 15, 2009. We do not believe the adoption of this pronouncement will have a material impact on our financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events,” or SFAS No. 165. SFAS No. 165 establishes general standards of accounting for and disclosure of transactions and events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.

On April 9, 2009, the FASB issued Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4. FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 also requires disclosures on inputs and valuation techniques used to measure fair value, along with any changes in valuation techniques and related inputs, and to define the major category for debt and equity securities to be majority security types as described in paragraph 19 of FASB SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” FSP FAS 157-4 is effective for interim periods ending after June 15, 2009. See “–Note 9. Derivative financial instruments and fair value measurements” for the impact to our disclosures.

On April 9, 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 amend Statement of Financial Accounting Standards, or SFAS, No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements. The staff position also amends APB Opinion No. 28, “Interim Financial Reporting” to require fair value disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 was effective for interim periods ending after June 15, 2009. See “–Note 9. Derivative financial instruments and fair value measurements” for the impact of our disclosures.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS No. 161. SFAS No. 161 requires enhanced disclosure about the fair value of derivative instruments and their gains or losses in tabular format and information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and as such, was adopted by us on January 1, 2009. See “–Note 9. Derivative financial instruments and fair value measurements” for the impact to our disclosures.

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

5.	Asset retirement obligations

The following is a reconciliation of our asset retirement obligations for the six months ended June 30, 2009:

(in thousands)
Asset retirement obligation at January 1, 2009	$120,671
Activity during the six months ended June 30, 2009:
Liabilities incurred during the period	637
Liabilities settled during the period	(3,161)
Reduction to retirement obligations due to divestitures	(1,794)
Accretion of discount	4,089

Asset retirement obligations at June 30, 2009	120,442
Less current portion	1,105

Long-term portion	$119,337

We have no assets that are legally restricted for purposes of settling asset retirement obligations.

6.	Oil and natural gas properties

The accounting for, and disclosure of, oil and natural gas producing activities requires that we choose between two GAAP alternatives; the full cost method or the successful efforts method. We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Unproved property costs, which totaled $458.5 million and $481.6 million as of June 30, 2009 and December 31, 2008, respectively, are not subject to depletion. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment or the need to transfer unproved costs to the depletable full cost pool as a result of extensions or discoveries from drilling operations. We expect these costs to be evaluated in one to ten years and transferred to the depletable portion of the full cost pool during that time. The full cost pool is comprised of intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds.

We calculate depletion using the unit-of-production method. Under this method, the sum of the full cost pool, excluding the book value of unproved properties, and all estimated future development costs related to Proved Reserves are divided by the total quantities of Proved Reserves to determine the unit amortization rate. This rate is applied to our total production for the period, and the appropriate expense is recorded. We capitalize the portion of general and administrative costs, including share-based compensation, which is attributable to our acquisition, exploration, exploitation and development activities.

Sales, dispositions and other oil and natural gas property retirements are accounted for as adjustments to the full cost pool, with no recognition of gain or loss, unless the disposition would significantly alter the amortization rate and/or Proved Reserves.

At the end of each quarterly period, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the full cost ceiling, computed as the sum of the estimated future net revenues from our Proved Reserves using current period-end prices, discounted at 10%, and adjusted for related income tax effects (ceiling test). When computing our ceiling test, we evaluate the limitation at the end of each reporting period. In the event our capitalized costs exceed the ceiling limitation at the end of the reporting period, we subsequently evaluate the limitation based on price changes that occur after the balance sheet date to assess impairment as currently permitted by Staff Accounting Bulletin Topic 12—Oil and Gas Producing Activities. Under full cost accounting rules, any ceiling test write-downs of oil and natural gas properties may not be reversed in subsequent periods. Since we do not designate our derivative financial instruments as hedges, we are not allowed to use the impacts of the derivative financial instruments in our ceiling test computation. As a result, decreases in commodity prices which contribute to ceiling test write-downs may be offset by mark-to-market gains which are not reflected in our ceiling test results.

For the six months ended June 30, 2009, we recognized a ceiling test write-down of $1.3 billion to our proved oil and natural gas properties. This write-down was taken during the first quarter of 2009. There was no ceiling test write-down for the second quarter of 2009.

Under the present full cost accounting rules, we are required to compute the after-tax present value of our proved oil and natural gas properties using spot market prices for oil and natural gas at our balance sheet date. The base for our spot prices for natural gas is Henry Hub and for oil is Cushing, Oklahoma. On June 30, 2009, the spot price for natural gas at Henry Hub was $3.89 per Mmbtu and the spot oil price at Cushing, Oklahoma was $69.79 per Bbl. Natural gas, which is sold at other natural gas marketing hubs where we conduct operations, is subject to prices which reflect variables that can increase or decrease spot natural gas prices at these hubs such as market demand, transportation costs and quality of the natural gas being sold. Those differences are referred to as the basis differentials. Typically, basis differentials result in natural gas prices which are lower than Henry Hub, except in Appalachia, where we have typically received a premium to Henry Hub. There can be no assurance that basis premiums in Appalachia will continue. We may face further ceiling test write-downs in future periods, depending on level of commodity prices, drilling results and well performance.

The pre-tax ceiling test write-down of $1.3 billion would have resulted in income tax benefits of $507.0 million for the six months ended June 30, 2009. However, we are required to establish a deferred tax valuation allowance against this tax benefit as a result of the operating losses which have resulted from such write-downs. As a result, no income tax benefit was recognized.

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

We account for earnings per share in accordance with SFAS No. 128, “Earnings per share,” or SFAS No. 128. SFAS No. 128 requires companies to present two calculations of earnings per share; basic and diluted. Basic earnings (loss) per share for the three and six months ended June 30, 2009 and 2008 equals the net income (loss) available to common shareholders divided by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share for the three and six months ended June 30, 2009 and 2008 is computed in the same manner as basic earnings (loss) per share after assuming issuance of common stock for all potentially dilutive common stock equivalents, including our preferred stock outstanding during the first half of 2008, whether exercisable or not. Since we incurred net losses for the three and six months ended June 30, 2009 and 2008, we have excluded the potential common stock equivalents from the assumed conversion of stock options of 14,687,706 and 14,790,302 for the three and six months ended June 30, 2009, respectively, and 12,292,758 and 12,404,029 for the three and six months ended June 30, 2008, respectively, as they were antidilutive. We have also excluded 105,263,158 shares of common stock equivalents from the assumed conversion of the preferred stock from the computation of loss per share for the three and six months ended June 30, 2008, as they were antidilutive.

The following table presents the basic and diluted loss per share computations:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Basic and diluted loss per share:
Net loss available to common shareholders	$(71,992)	$(297,914)	$(1,171,603)	$(495,753)
Shares:
Weighted average number of common shares outstanding	211,089	105,253	211,042	104,968
Basic and diluted loss per share:

Total basic and diluted loss per share	$(0.34)	$(2.83)	$(5.55)	$(4.72)

8.	Stock options

We account for stock options in accordance with SFAS No. 123(R), “Share-Based Compensation,” or SFAS No. 123(R). As required by SFAS No. 123(R), the granting of options to our employees under our 2005 Long-Term Incentive Plan, or the 2005 Incentive Plan, are share-based payment transactions and are to be treated as compensation expense by us with a corresponding increase to additional paid-in capital. Volatility is determined based on the combination of the weighted average volatility of our common stock price and the daily closing prices from five comparable public companies during the period when we were privately held. Total share-based compensation to be recognized on unvested awards as of June 30, 2009 is $21.6 million over a weighted average period of 1.10 years.

The following is a reconciliation of our stock option expense for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008
General and administrative expense	$2,575	$2,555	$5,101	$4,568

Lease operating expense	682	1,129	1,379	2,120

Total share-based compensation expense	3,257	3,684	6,480	6,688

Share-based compensation capitalized	673	601	1,180	1,276

Total share-based compensation	$3,930	$4,285	$7,660	$7,964

During the six months ended June 30, 2009, options to purchase 178,600 shares were granted under the 2005 Incentive Plan at prices ranging from $7.89 to $16.29 per share with fair values ranging from $4.89 to $10.44 per share. During the six months ended June 30, 2008, options to purchase 832,000 shares were granted under the 2005 Incentive Plan at prices ranging from $15.15 to $27.00 per share with fair values ranging from $5.39 to $10.04 per share. The options expire ten years following the date of grant. Pursuant to the 2005 Incentive Plan, 25% of the options vest immediately with an additional 25% to vest on each of the next three anniversaries of the date of the grant. On June 4, 2009, our shareholders approved an amendment to the 2005 Incentive Plan to increase the number of shares authorized for issuance by an additional 3,000,000 shares. The number of shares available to be granted under the 2005 Incentive Plan as of June 30, 2009 was 6,514,575 shares. At December 31, 2008, there were 3,342,450 shares available to be granted under the 2005 Incentive Plan.

9.	Derivative financial instruments and fair value measurements

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

Fair Value of Derivative Financial Instruments

(in thousands)	Balance Sheet location	June 30, 2009	December 31, 2008
Commodity contracts	Derivative financial instruments - Current assets	$265,625	$247,614
Commodity contracts	Derivative financial instruments - Long-term assets	120,858	173,003
Commodity contracts	Derivative financial instruments - Current liabilities	(7,878)	(2,734)
Commodity contracts	Derivative financial instruments - Long-term liabilities	(22,508)	(11,585)
Interest rate contracts	Derivative financial instruments - Current liabilities	(5,873)	(8,873)
Interest rate contracts	Derivative financial instruments - Long-term liabilities	—	(1,005)

Net derivatives		$350,224	$396,420

The Effect of Derivative Financial Instruments

		Three months ended June 30,		Six months ended June 30,
(in thousands)	Statement of Operations location	2009	2008	2009	2008
Commodity contracts (1)	Gain (loss) on derivative financial instruments	$(31,017)	$(662,653)	$190,367	$(1,003,847)
Interest rate contracts (2)	Interest (expense) income	(4,597)	11,384	(481)	8,131

Net gain (loss)		$(35,614)	$(651,269)	$189,886	$(995,716)

(1)	Included in these amounts are cash settlements, including net cash receipts of $142,139 and $240,568 for the three and six months ended June 30, 2009, respectively, and net cash payments of $90,380 and $87,365 for the three and six months ended June 30, 2008, respectively.
(2)	Included in these amounts are cash settlements, including net cash payments of $2,816 and $4,486 for the three and six months ended June 30, 2009, respectively, and net cash receipts of $382 and $760 for the three and six months ended June 30, 2008, respectively.

Settlements in the normal course of maturities of our derivative financial instrument contracts result in cash receipts from or cash disbursement to our derivative contract counterparties. Changes in the fair value of our derivative financial instrument contracts are included in income currently with a corresponding increase or decrease in the balance sheet fair value amounts. Unrealized fair value adjustments included in “Gain (loss) on derivative financial instruments” on the condensed consolidated statement of operations, which do not impact cash flows, were losses of $173.2 million and $572.3 million for the three months ended June 30, 2009 and 2008, respectively, and were losses of $50.2 million and $916.5 million for the six months ended June 30, 2009 and 2008, respectively. Unrealized fair value adjustments included in “Interest expense” on the condensed consolidated statement of operations, which do not impact cash flows, were losses of $1.8 million and gains of $11.0 million for the three months ended June 30, 2009 and 2008, respectively, and were gains of $4.0 million and losses of $7.4 million for the six months ended June 30, 2009 and 2008, respectively.

We place our derivative financial instruments with financial institutions and other firms that we believe have high credit ratings. To mitigate our risk of loss due to default, we have entered into master netting agreements with our counterparties on our derivative financial instruments that allow us to offset our asset position with our liability position in the event of a default by the counterparty. As of June 30, 2009 and December 31, 2008, we had a net asset position of $350.2 million and $396.4 million, respectively.

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

The following presents a summary of the estimated fair value of our derivative financial instruments for the six months ended June 30, 2009 and the year ended December 31, 2008:

	For the six months ended June 30, 2009
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$356,097	$—	$356,097
Interest rate swaps	—	(5,873)	—	(5,873)

	$—	$350,224	$—	$350,224

	For the year ended December 31, 2008
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$406,298	$—	$406,298
Interest rate swaps	—	(9,878)	—	(9,878)

	$—	$396,420	$—	$396,420

In accordance with FASB Interpretation 39 “Offsetting of Amounts Related to Certain Contracts—an interpretation of APB Opinion No. 10 and FASB Statement No. 105,” or FIN 39, we evaluate derivative assets and liabilities in accordance with master netting agreements with the derivative counterparties, but report them gross on the condensed consolidated balance sheets. Net derivative asset values are determined, in part by utilization of the derivative counterparties’ credit-adjusted risk-free rate curves and net derivative liabilities are determined, in part, by utilization of our credit-adjusted risk-free rate curve. The credit-adjusted risk-free rates of our counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties’ debt plus the London Interbank Offered Rate, or LIBOR, curve as of the end of the reporting period. Our credit-adjusted risk-free rate is based on the blended rate of independent market-quoted credit default swap rate curves for companies that have the same credit rating as us plus the LIBOR curve as of the end of the reporting period.

Oil and natural gas derivatives

Our commodity price derivatives represent oil and natural gas swap and natural gas basis swap contracts. We have classified our oil and natural gas swaps and their related fair value tier as Level 2.

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

The following table presents our financial assets and liabilities for oil and natural gas derivative financial instruments measured at fair value as of June 30, 2009:

(in thousands, except prices)	Volume Mmbtus/Bbls	Weighted average strike price per Mmbtu/Bbl	Fair value June 30, 2009
Natural gas:
Swaps:
Remainder of 2009	46,900	$8.07	$169,393
2010	66,298	7.62	101,431
2011	12,775	7.48	7,712
2012	5,490	5.91	(5,805)
2013	5,475	5.99	(5,954)

Total natural gas	136,938		266,777

Basis swaps:
Remainder of 2009	1,840	(1.10)	(774)

Total basis swaps	1,840		(774)

Oil:
Swaps:
Remainder of 2009	796	80.66	6,881
2010	1,568	104.64	44,534
2011	1,095	112.99	36,214
2012	92	109.30	2,465

Total oil	3,551		90,094

Total oil and natural gas and basis swaps			$356,097

At December 31, 2008, we had outstanding derivative contracts to mitigate price volatility covering 168,658 Mmcf of natural gas and 4,335 Mbbls of oil. At June 30, 2009, the average forward NYMEX oil prices per Bbl for the remainder of 2009 and for 2010 were $71.93 and $75.35, respectively, and the average forward NYMEX natural gas price per Mmbtu for the remainder of 2009 and for 2010 were $4.39 and $6.06, respectively.

Our derivative financial instruments used to mitigate price volatility covered 75.2% and 75.0% of our total equivalent Mcfe production for the three and six months ended June 30, 2009, respectively, and 80.3% and 79.5% of our total equivalent Mcfe production for the three and six months ended June 30, 2008, respectively.

Interest rate swaps

In January 2008, we entered into interest rate swaps to mitigate our exposure to fluctuations in interest rates on $700.0 million in principal of our credit agreements through February 14, 2010 at LIBOR ranging from 2.45% to 2.8%. The net derivative liability value attributable to our interest rate derivative contracts as of the end of the reporting period are based on (i) the contracted notional amounts, (ii) forward active market-quoted LIBOR yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve. We have classified our interest rate swaps and their related fair value tier as Level 2.

During the three and six months ended June 30, 2009, we recognized increases of $4.6 million and $0.5 million, respectively, in interest expense related to our interest rate swaps. For the three and six months ended June 30, 2008, we recognized decreases of $11.4 million and $8.1 million, respectively, in interest expense related to our interest rate swaps. As of June 30, 2009 and December 31, 2008, the fair value of our interest rate swaps was a liability of $5.9 million and $9.9 million, respectively.

Fair value of other financial instruments

Effective April 1, 2009, we adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim as well as in annual financial statements.

Our financial instruments include cash and equivalents, accounts receivable and payable, current portion of debt and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of our 7 1/4% senior notes due January 15, 2011, or Senior Notes, is $429.2 million with a carrying amount of $450.5 million as of June 30, 2009. The estimated fair value has been calculated based on market quotes.

10.	Current and long-term debt

Our total debt is summarized as follows:

(in thousands)	June 30, 2009	December 31, 2008
EXCO Resources Credit Agreement	$1,046,430	$1,048,951
EXCO Operating Credit Agreement	1,251,215	1,218,485
Term Credit Agreement	300,000	300,000
7 1/4% senior notes due 2011	444,720	444,720
Unamortized premium on 7 1/4% senior notes due 2011	5,816	7,582

Total debt	3,048,181	3,019,738
Less current maturities	300,000	—

Total long term debt	$2,748,181	$3,019,738

Credit agreements

EXCO Resources Credit Agreement

The EXCO Resources credit agreement, as amended, or the EXCO Resources Credit Agreement, has a borrowing base of $1.175 billion with commitments spread among 33 banks, none of which have commitments exceeding 10% of the aggregate commitment amount. At June 30, 2009, the one month LIBOR was 0.31%, which resulted in an interest rate of approximately 2.56% under the EXCO Resources Credit Agreement. At June 30, 2009, we had $1.046 billion of outstanding indebtedness and $125.3 million of available borrowing capacity under the EXCO Resources Credit Agreement.

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

On July 29, 2009, the lenders agreed to certain hedging adjustments and acknowledgements of borrowing base within the EXCO Resources Credit Agreement in conjunction with the pending Mid-Continent Agreement wherein (i) the borrowing base will be $950.0 million upon closing of the Mid-Continent Agreement, (ii) the borrowing base will be $850.0 million upon closing of additional planned asset sales, assuming those transactions close, (iii) requirements to unwind a portion of derivatives within 10 days of certain dispositions will be waived and (iv) consents to the unwinding of derivatives, at EXCO’s option, were granted until the next regularly scheduled borrowing base redetermination on or about October 1, 2009.

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

As of June 30, 2009, EXCO was in compliance with the financial covenants contained in the EXCO Resources Credit Agreement, which require that we:

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

EXCO Operating Credit Agreement

The EXCO Operating credit agreement, as amended, or the EXCO Operating Credit Agreement, has a borrowing base of $1.3 billion with commitments spread among 33 banks, none of which have commitments exceeding 10% of the aggregate commitment amount. At June 30, 2009, the one month LIBOR was 0.31%, which resulted in an interest rate of approximately 2.81% under the EXCO Operating Credit Agreement. At June 30, 2009, we had $1.251 billion of outstanding indebtedness and $47.3 million of available borrowing capacity under the EXCO Operating Credit Agreement.

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

On July 29, 2009, the lenders agreed to consents to certain asset sales, hedge adjustments and acknowledgement of borrowing base under the EXCO Operating Credit Agreement. Among other things, the lenders (i) consented to contemplated pending transactions with BG Group for the upstream and midstream sales, including the contribution of our TGG and Talco entities to a newly formed unrestricted subsidiary, (ii) agreed the borrowing base will be $850.0 million following the sales to BG Group and the closing of the pending East Texas Agreement, (iii) agreed that requirements to unwind a portion of derivatives within 10 days upon closing of certain asset dispositions are waived and (iv) agreed that unwinding of derivatives, at EXCO’s option will be granted, until the next regularly scheduled borrowing base redetermination on or about October 1, 2009.

The EXCO Operating Credit Agreement is secured by a first priority lien on the assets of EXCO Operating, including 100% of the equity of EXCO Operating’s subsidiaries, and is guaranteed by all existing and future subsidiaries of EXCO Operating. EXCO Operating may enter into derivative financial instruments covering no more than 80% of the “forecasted production from total proved reserves” (as defined) for each of the first two years of the five year period commencing on the date of incurrence on each new derivative financial instrument and 70% of the forecasted production from total proved reserves for each of the third through fifth years of the five year period thereafter. EXCO Operating is required to have mortgages in place covering 80% of the Engineered Value of its Borrowing Base Properties (as defined). The EXCO Operating Credit Agreement matures on March 30, 2012.

As of June 30, 2009, EXCO Operating was in compliance with the financial covenants contained in the EXCO Operating Credit Agreement, which require that EXCO Operating:

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

Term Credit Agreement

On December 8, 2008, EXCO Operating entered into a $300.0 million senior unsecured term credit agreement, or the Term Credit Agreement. Net proceeds from the loan of $274.4 million, after bank fees and expenses, were used to repay and terminate an original $300.0 million senior unsecured term credit agreement that was scheduled to mature on December 15, 2008. In addition to the fees incurred upon the closing of the Term Credit Agreement, EXCO Operating may incur additional fees on unpaid principal amounts, or duration fees, as defined in the agreement. These additional fees include a 5% fee on the unpaid principal on June 15, 2009 and an additional 3% fee on the unpaid outstanding balance on September 15, 2009. On June 15, 2009, we remitted the first duration fee payment of $15.0 million. The Term Credit Agreement is due and payable on January 15, 2010 and is guaranteed by all existing and future direct or indirect subsidiaries of EXCO Operating, including any guarantor of the EXCO Operating Credit Agreement.

As of June 30, 2009, EXCO Operating was in compliance with the financial covenants contained in the Term Credit Agreement, which require during the period any amounts are outstanding under the Term Credit Agreement, that EXCO Operating:

•	maintain a minimum current ratio (as defined) of 1.00 to 1.00 as of the end of any calendar quarter;

•	not permit the maximum leverage ratio (as defined) to be greater than 3.50 to 1.00 as of the end of any calendar quarter; and

•	not permit our minimum interest coverage ratio (as defined) to be less than 2.50 to 1.00 as of the end of any calendar quarter.

At the borrower’s election, the Term Credit Agreement may bear interest at a rate per annum equal to (A) the ABR, defined as the highest of (i) the rate of interest publicly announced by JPMorgan as its prime rate in effect at its principal office in New York City, (ii) the federal funds effective rate from time to time plus 0.50%, and (iii) the Adjusted LIBO Rate (defined as the greater of (x) the rate at which Eurodollar deposits in the London interbank market for one month are quoted on Reuters BBA Libor Rates Page 3750, as adjusted for actual statutory reserve requirements for Eurocurrency liabilities, and (y) 4.0%) plus 1.0%, plus 5.0% or (B) the Adjusted LIBO Rate plus 6.0%. In all cases, the minimum interest rate on the Term Credit Agreement is 10.0%. At June 30, 2009, the interest rate on the $300.0 million outstanding on the Term Credit Agreement was 10.0%.

The foregoing descriptions are not complete and are qualified in their entirety by the Term Credit Agreement.

7 1/4% senior notes due January 15, 2011

As of June 30, 2009 and December 31, 2008, $444.7 million in principal was outstanding on our Senior Notes. The unamortized premium on the Senior Notes at June 30, 2009 and December 31, 2008 was $5.8 million and $7.6 million, respectively. The estimated fair value of the Senior Notes, based on quoted market prices for the Senior Notes, was $429.2 million on June 30, 2009. Interest is payable on the Senior Notes semi-annually in arrears on January 15 and July 15 of each year.

11.	Income taxes

Each quarter we evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws. We apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. We have accumulated financial operating losses primarily due to ceiling test write-downs to the carrying value of our oil and natural gas properties. As a result of these cumulative financial operating losses, we have provided valuation allowances of approximately $994.3 million until the realization of future deferred tax benefits are more likely than not to become utilized. The valuation allowance does not impact future utilization of the underlying tax attributes.

12.	Operating segments

We follow SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” or SFAS No. 131. Our reportable segments currently consist of exploration and production and midstream. Our exploration and production operational segment and midstream segment are managed separately because of the nature of their products and services. The exploration and production segment is responsible for acquisition, development and production of oil and natural gas. The midstream segment is responsible for purchasing, gathering, transporting, processing and treating natural gas. We evaluate the performance of our operating segments based on segment profits, which includes segment revenues, excluding the gain (loss) on derivative financial instruments, from external and internal customers and segment costs and expenses.

Summarized financial information concerning our reportable segments is shown in the following table:

(in thousands)	Exploration and production	Midstream	Intercompany eliminations	Consolidated total
For the three months ended June 30, 2009:
Third party revenues	$146,252	$12,942	$—	$159,194
Intersegment revenues	(8,050)	16,676	(8,626)	—

Total revenues	$138,202	$29,618	$(8,626)	$159,194

Segment profit	$85,753	$9,273	$—	$95,026

For the three months ended June 30, 2008:
Third party revenues	$428,736	$26,956	$—	$455,692
Intersegment revenues	(7,818)	12,618	(4,800)	—

Total revenues	$420,918	$39,574	$(4,800)	$455,692

Segment profit	$355,075	$11,950	$—	$367,025

For the six months ended June 30, 2009:
Third party revenues	$318,460	$29,955	$—	$348,415
Intersegment revenues	(16,032)	32,252	(16,220)	—

Total revenues	$302,428	$62,207	$(16,220)	$348,415

Segment profit	$192,964	$15,818	$—	$208,782

For the six months ended June 30, 2008:
Third party revenues	$753,579	$34,848	$—	$788,427
Intersegment revenues	(15,070)	21,809	(6,739)	—

Total revenues	$738,509	$56,657	$(6,739)	$788,427

Segment profit	$617,154	$19,067	$—	$636,221

As of June 30, 2009:
Total assets	$3,187,506	$476,792	$—	$3,664,298

As of December 31, 2008:
Total assets	$4,392,218	$430,134	$—	$4,822,352

The following table reconciles the segment profits reported above to income (loss) before income taxes:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008
Segment profits	$95,026	$367,025	$208,782	$636,221
Depreciation, depletion and amortization	(55,180)	(111,281)	(136,974)	(220,498)
Write-down of oil and natural gas properties	—	—	(1,293,579)	—
Accretion of discount on asset retirement obligations	(2,018)	(1,473)	(4,089)	(2,789)
General and administrative	(22,488)	(19,657)	(43,035)	(42,284)
Interest expense	(46,891)	(20,273)	(83,023)	(56,293)
Gain (loss) on derivative financial instruments	(31,017)	(662,653)	190,367	(1,003,847)
Other income (expense)	(8,369)	2,249	(7,942)	3,676

Income (loss) before income taxes	$(70,937)	$(446,063)	$(1,169,493)	$(685,814)

13.	Subsequent events

We evaluated our activity after June 30, 2009 until the date of issuance, August 6, 2009, for recognized and unrecognized subsequent events not discussed elsewhere in these footnotes and determined there were none.

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

EXCO Operating and its subsidiaries are designated as “Non-Guarantor Subsidiaries” in the accompanying condensed consolidating financial statements. There are no other Non-Guarantor Subsidiaries.

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

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

June 30, 2009

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$123,322	$2,498	$5,538	$—	$131,358
Restricted cash	21,000	—	16,500	—	37,500
Other current assets	156,096	22,424	289,513	—	468,033

Total current assets	300,418	24,922	311,551	—	636,891

Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	80,212	116,621	261,708	—	458,541
Proved developed and undeveloped oil and natural gas properties	656,312	415,770	1,412,611	—	2,484,693
Accumulated depletion	(261,636)	(162,139)	(635,390)	—	(1,059,165)

Oil and natural gas properties, net	474,888	370,252	1,038,929	—	1,884,069

Gas gathering, office and field equipment, net	8,674	54,502	443,755	—	506,931
Investments in and advances to affiliates	(157,461)	—	—	157,461	—
Derivative financial instruments	90,689	—	30,169	—	120,858
Deferred financing costs, net	10,103	—	32,716	—	42,819
Other assets	2	1,050	1,601	—	2,653
Goodwill	110,800	164,469	194,808	—	470,077

Total assets	$838,113	$615,195	$2,053,529	$157,461	$3,664,298

Liabilities and shareholders’ equity
Current liabilities	$59,498	$36,851	$432,073	$—	$528,422
Long-term debt	1,496,966	—	1,251,215	—	2,748,181
Deferred income taxes	11,482	—	—	—	11,482
Other liabilities	79,378	73,404	53,190	—	205,972
Payable to parent	(979,452)	962,124	17,328	—	—
Total shareholders’ equity	170,241	(457,184)	299,723	157,461	170,241

Total liabilities and shareholders’ equity	$838,113	$615,195	$2,053,529	$157,461	$3,664,298

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,618	$12,360	$36,161	$—	$57,139
Other current assets	162,607	29,935	263,359	—	455,901

Total current assets	171,225	42,295	299,520	—	513,040

Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	85,061	119,940	276,595	—	481,596
Proved developed and undeveloped oil and natural gas properties	940,529	673,814	1,964,001	—	3,578,344
Accumulated depletion	(232,261)	(145,103)	(558,724)	—	(936,088)

Oil and natural gas properties, net	793,329	648,651	1,681,872	—	3,123,852

Gas gathering, office and field equipment, net	8,582	55,404	414,630	—	478,616
Investments in and advances to affiliates	802,902	—	—	(802,902)	—
Derivative financial instruments	120,097	—	52,906	—	173,003
Deferred financing costs, net	6,414	—	56,470	—	62,884
Other assets	2	678	200	—	880
Goodwill	110,800	164,469	194,808	—	470,077

Total assets	$2,013,351	$911,497	$2,700,406	$(802,902)	$4,822,352

Liabilities and shareholders’ equity
Current liabilities	$66,871	$50,256	$205,746	$—	$322,873
Long-term debt	1,501,253	—	1,518,485	—	3,019,738
Deferred income taxes	9,371	—	—	—	9,371
Other liabilities	27,065	78,316	32,488	—	137,869
Payable to parent	(923,710)	948,463	(24,753)	—	—
Commitments and contingencies	—	—	—	—	—
Total shareholders’ equity	1,332,501	(165,538)	968,440	(802,902)	1,332,501

Total liabilities and shareholders’ equity	$2,013,351	$911,497	$2,700,406	$(802,902)	$4,822,352

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended June 30, 2009

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$41,543	$21,930	$82,779	$—	$146,252
Midstream	—	—	12,942	—	12,942

Total revenues	41,543	21,930	95,721	—	159,194

Costs and expenses:
Oil and natural gas production	13,169	8,203	27,022	—	48,394
Midstream operating expenses	—	—	11,719	—	11,719
Gathering and transportation	35	825	3,195	—	4,055
Depreciation, depletion and amortization	12,073	7,781	35,326	—	55,180
Write-down of oil and natural gas properties	—	—	—	—	—
Accretion of discount on asset retirement obligations	505	901	612	—	2,018
General and administrative	3,886	5,102	13,500	—	22,488

Total costs and expenses	29,668	22,812	91,374	—	143,854

Operating income (loss)	11,875	(882)	4,347	—	15,340
Other income (expense):
Interest expense	(17,194)	—	(29,697)	—	(46,891)
Gain (loss) on derivative financial instruments	(35,214)	(2,179)	6,376	—	(31,017)
Other income (expense)	6,678	(12,216)	(2,831)	—	(8,369)
Equity in earnings of subsidiaries	(37,082)	—	—	37,082	—

Total other income (expense)	(82,812)	(14,395)	(26,152)	37,082	(86,277)

Income (loss) before income taxes	(70,937)	(15,277)	(21,805)	37,082	(70,937)
Income tax expense	1,055	—	—	—	1,055

Net income (loss)	(71,992)	(15,277)	(21,805)	37,082	(71,992)
Preferred stock dividends	—	—	—	—	—

Net income (loss) available to common shareholders	$(71,992)	$(15,277)	$(21,805)	$37,082	$(71,992)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

For the three months ended June 30, 2008

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$120,175	$64,731	$243,830	$—	$428,736
Midstream	—	—	26,956	—	26,956

Total revenues	120,175	64,731	270,786	—	455,692

Costs and expenses:
Oil and natural gas production	19,868	9,367	32,908	—	62,143
Midstream operating expenses	—	—	22,824	—	22,824
Gathering and transportation	58	808	2,834	—	3,700
Depreciation, depletion and amortization	26,451	16,926	67,904	—	111,281
Accretion of discount on asset retirement obligations	419	712	342	—	1,473
General and administrative	10,657	4,460	4,540	—	19,657

Total costs and expenses	57,453	32,273	131,352	—	221,078

Operating income	62,722	32,458	139,434	—	234,614
Other income (expense):
Interest expense	(12,194)	—	(8,079)	—	(20,273)
Loss on derivative financial instruments	(302,263)	(33,362)	(327,028)	—	(662,653)
Other income (expense)	7,695	(6,097)	651	—	2,249
Equity in earnings of subsidiaries	(198,395)	—	—	198,395	—

Total other income (expense)	(505,157)	(39,459)	(334,456)	198,395	(680,677)

Income (loss) before income taxes	(442,435)	(7,001)	(195,022)	198,395	(446,063)
Income tax benefit	(179,521)	(3,628)	—	—	(183,149)

Net income (loss)	(262,914)	(3,373)	(195,022)	198,395	(262,914)
Preferred stock dividends	(35,000)	—	—	—	(35,000)

Net income (loss) available to common shareholders	$(297,914)	$(3,373)	$(195,022)	$198,395	$(297,914)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

For the six months ended June 30, 2009

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$79,625	$51,959	$186,876	$—	$318,460
Midstream	—	—	29,955	—	29,955

Total revenues	79,625	51,959	216,831	—	348,415

Costs and expenses:
Oil and natural gas production	27,375	16,739	57,398	—	101,512
Midstream operating expenses	—	—	30,169	—	30,169
Gathering and transportation	87	2,038	5,827	—	7,952
Depreciation, depletion and amortization	30,963	19,538	86,473	—	136,974
Write-down of oil and natural gas properties	279,632	282,073	731,874	—	1,293,579
Accretion of discount on asset retirement obligations	1,022	1,808	1,259	—	4,089
General and administrative	5,714	10,321	27,000	—	43,035

Total costs and expenses	344,793	332,517	940,000	—	1,617,310

Operating income (loss)	(265,168)	(280,558)	(723,169)	—	(1,268,895)
Other income (expense):
Interest expense	(28,136)	—	(54,887)	—	(83,023)
Gain on derivative financial instruments	71,006	7,099	112,262	—	190,367
Other income (expense)	13,168	(18,187)	(2,923)	—	(7,942)
Equity in earnings of subsidiaries	(960,363)	—	—	960,363	—

Total other income (expense)	(904,325)	(11,088)	54,452	960,363	99,402

Income (loss) before income taxes	(1,169,493)	(291,646)	(668,717)	960,363	(1,169,493)
Income tax expense	2,110	—	—	—	2,110

Net income (loss)	(1,171,603)	(291,646)	(668,717)	960,363	(1,171,603)
Preferred stock dividends	—	—	—	—	—

Net income (loss) available to common shareholders	$(1,171,603)	$(291,646)	$(668,717)	$960,363	$(1,171,603)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

For the six months ended June 30, 2008

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$219,963	$109,346	$424,270	$—	$753,579
Midstream	—	—	34,848	—	34,848

Total revenues	219,963	109,346	459,118	—	788,427

Costs and expenses:
Oil and natural gas production	38,108	17,180	59,236	—	114,524
Midstream operating expenses	—	—	30,851	—	30,851
Gathering and transportation	117	1,414	5,300	—	6,831
Depreciation, depletion and amortization	51,537	32,110	136,851	—	220,498
Write-down of oil and natural gas properties	—	—	—	—	—
Accretion of discount on asset retirement obligations	815	1,291	683	—	2,789
General and administrative	24,855	8,429	9,000	—	42,284

Total costs and expenses	115,432	60,424	241,921	—	417,777

Operating income (loss)	104,531	48,922	217,197	—	370,650
Other income (expense):
Interest expense	(31,995)	—	(24,298)	—	(56,293)
Loss on derivative financial instruments	(413,750)	(59,934)	(530,163)	—	(1,003,847)
Other income (expense)	15,137	(12,648)	1,187	—	3,676
Equity in earnings of subsidiaries	(350,765)	—	—	350,765	—

Total other income (expense)	(781,373)	(72,582)	(553,274)	350,765	(1,056,464)

Income (loss) before income taxes	(676,842)	(23,660)	(336,077)	350,765	(685,814)
Income tax benefit	(251,089)	(8,972)	—	—	(260,061)

Net income (loss)	(425,753)	(14,688)	(336,077)	350,765	(425,753)
Preferred stock dividends	(70,000)	—	—	—	(70,000)

Net income (loss) available to common shareholders	$(495,753)	$(14,688)	$(336,077)	$350,765	$(495,753)

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

For the six months ended June 30, 2009

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$121,583	$15,079	$90,271	$—	$226,933

Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(34,436)	(36,691)	(259,241)	—	(330,368)

Restricted cash	(21,000)	—	(16,500)	—	(37,500)
Deposit on pending property divestitures	41,188	—	16,500	—	57,688
Proceeds from dispositions of property and equipment	35,733	(35)	20,085	—	55,783
Advances/investments with affiliates	(53,187)	11,785	41,402	—	—

Net cash used in investing activities	(31,702)	(24,941)	(197,754)	—	(254,397)

Financing Activities:
Borrowings under credit agreements	14,979	—	37,970	—	52,949
Repayments under credit agreements	(17,500)	—	(5,240)	—	(22,740)
Proceeds from issuance of common stock, net	1,648	—	—	—	1,648
Settlement of derivative financial instruments with a financing element	31,082	—	59,212	—	90,294
Deferred financing costs and other	(5,386)	—	(15,082)	—	(20,468)

Net cash provided by financing activities	24,823	—	76,860	—	101,683

Net increase (decrease) in cash	114,704	(9,862)	(30,623)	—	74,219
Cash at the beginning of the period	8,617	12,360	36,162	—	57,139

Cash at end of period	$123,321	$2,498	$5,539	$—	$131,358

EXCO RESOURCES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

For the six months ended June 30, 2008

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$138,381	$61,773	$312,080	$—	$512,234

Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(494,608)	(75,396)	(340,481)	—	(910,485)
Advance on pending acquisition	—	—	(25,205)	—	(25,205)
Proceeds from dispositions of property and equipment	1,287	95	150	—	1,532
Advances/investments with affiliates	(1,479)	16,258	(14,779)		—

Net cash used in investing activities	(494,800)	(59,043)	(380,315)	—	(934,158)

Financing Activities:
Borrowings under credit agreements	635,000	—	177,200	—	812,200
Repayments under credit agreements	(201,500)	—	(90,200)	—	(291,700)
Proceeds from issuance of common stock	12,929	—	—	—	12,929
Payment of preferred stock dividends	(70,000)	—	—	—	(70,000)
Settlements of derivative financial instruments with a financing element	(31,532)	—	(30,567)	—	(62,099)
Deferred financing costs and other	(749)	—	(25)		(774)

Net cash provided by financing activities	344,148	—	56,408	—	400,556

Net decrease in cash	(12,271)	2,730	(11,827)	—	(21,368)
Cash at beginning of the period	23,069	7,250	25,191	—	55,510

Cash at end of period	$10,798	$9,980	$13,364	$—	$34,142

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references to “EXCO,” “EXCO Resources,” “Company,” “we,” “us,” and “our” are to EXCO Resources, Inc. and its consolidated subsidiaries.

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

We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise publicly any forward-looking statements, except as required by law. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this quarterly report, including, but not limited to:

•	fluctuations in prices of oil and natural gas;

•	imports of foreign oil and natural gas, including liquefied natural gas;

•	future capital requirements and availability of financing;

•	continued disruption of credit and capital markets and the ability of financial institutions to honor their commitments;

•	estimates of reserves and economic assumptions;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	exploratory risks, including our Haynesville/Bossier shale play in East Texas/North Louisiana and the Marcellus and Huron shale plays in Appalachia;

•	risks associated with the operation of natural gas pipelines and gathering systems;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	cash flow and liquidity;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	marketing of oil and natural gas;

•	developments in oil-producing and natural gas-producing countries;

•	title to our properties;

•	litigation;

•	competition;

•	general economic conditions, including costs associated with drilling and operations of our properties;

•	environmental or other governmental regulations, including legislation to reduce emissions of greenhouse gases;

•	receipt and collectability of amounts owed to us by purchasers of our production and counterparties to our derivative financial instruments;

•	decisions whether or not to enter into derivative financial instruments;

•	events similar to those of September 11, 2001;

•	actions of third party co-owners of interests in properties in which we also own an interest;

•	fluctuations in interest rates; and

•	our ability to effectively integrate companies and properties that we acquire.

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

Overview

We are an independent oil and natural gas company engaged in the acquisition, development and exploitation of onshore North American oil and natural gas properties. Our principal operations are located in the East Texas/North Louisiana, Appalachia, Mid-Continent and Permian producing areas. In addition to our oil and natural gas producing operations, we have midstream operations in the East Texas/North Louisiana area. Our assets in East Texas/North Louisiana are owned by our subsidiary, EXCO Operating Company, LP, and its subsidiaries and together they are collectively referred to as EXCO Operating. Organizationally, EXCO Operating is an indirect wholly-owned subsidiary of EXCO Resources. EXCO Operating’s debt is not guaranteed by EXCO Resources and EXCO Operating does not guarantee EXCO Resources’ debt. This structure allows us to maintain two credit agreements: one at EXCO Resources, or the EXCO Resources Credit Agreement, which currently has a borrowing base of $1.175 billion and one at EXCO Operating, or the EXCO Operating Credit Agreement, which currently has a borrowing base of $1.3 billion. We expect to continue to grow by leveraging our management team’s experience, developing our shale resource plays, exploiting our multi-year inventory of development drilling locations and exploitation projects, entering into beneficial joint development agreements, and selectively pursuing acquisitions that meet our strategic and financial objectives. We employ the use of debt along with a comprehensive derivative financial instrument program to support our strategy. At times, we also look at strategic asset sales and joint development agreements to support our strategy of growth. These approaches enhance our ability to execute our business plan over the entire commodity price cycle, protect our returns on investments, and manage our capital structure.

Oil and natural gas prices have historically been volatile. On June 30, 2009, the spot market price for natural gas at Henry Hub was $3.89 per Mmbtu, a 70.3% decrease from June 30, 2008. The price of oil has also shown significant volatility, with a $69.79 per Bbl spot market price for oil at Cushing, Oklahoma at June 30, 2009, a 50.1% decrease from June 30, 2008. During the six months ended June 30, 2009, our average realized prices (before the impact of derivative financial instruments) for oil and natural gas were $46.34 per Bbl and $4.07 per Mcf, respectively, compared with the six months ended June 30, 2008 average realized prices of $109.21 per Bbl and $9.87 per Mcf, respectively. It is impossible to predict the duration or outcome of these price declines or the long-term impact on drilling and operating costs and the impacts, whether favorable or unfavorable, to our results of operations and liquidity.

Like all oil and natural gas production companies, we face the challenge of natural production declines. Oil and natural gas production from a given well naturally decreases over time. We attempt to overcome this natural decline by drilling to identify and develop additional reserves and adding additional reserves through acquisitions.

At the end of the first quarter of 2009, we revised our expected capital expenditure estimate to approximately $500.0 million. We do not budget for acquisitions as these transactions are opportunistic in nature. In light of our drilling and completion results in our Haynesville shale area, we expect to increase our development drilling and leasing activities in East Texas/North Louisiana. Although our level of activity will increase, our expected capital expenditures will remain at approximately $500.0 million for 2009 as a result of the pending sale to an affiliate of BG Group, plc, or BG Group, as discussed below, which contains a provision in which BG Group will fund 75% of our capital expenditures on certain drilling and completion activities up to $400.0 million.

While we are actively pursuing the sale of additional non-strategic assets, our future growth will depend upon our ability to continue to identify and add oil and natural gas reserves in excess of production at a reasonable cost. We plan to maintain our focus on the costs of adding reserves through drilling and acquisitions as well as the costs necessary to produce such reserves.

In line with management’s goals for 2009, during the second quarter of 2009 we completed the sale of certain non-strategic assets, resulting in net cash proceeds of approximately $51.4 million after customary closing and post closing adjustments. We have an active, ongoing program to sell additional non-strategic assets and have reached agreements to close on certain asset sales in the third quarter of 2009 for total proceeds of approximately $390.0 million, subject to customary closing and post-closing adjustments.

The largest dispositions we expect to close in the third quarter were announced in June. On June 28, 2009 we entered into two definitive agreements for the sale of our Norge Marchand Unit in Grady County, Oklahoma, other selected Oklahoma, Kansas and Texas Panhandle assets, or the Mid-Continent Agreement, and our Gladewater area and Overton Field assets in Gregg, Upshur and Smith Counties, Texas, or the East Texas Agreement, to Encore Operating, L.P., or Encore, totaling $375.0 million. The sales are expected to close in August 2009, subject to customary closing and post closing adjustments, and will be effective as of April 1, 2009. Net proceeds will be used to pay down our outstanding debt.

On June 29, 2009 we entered into a definitive agreement with BG Group for the sale of an undivided 50% of our interest in an area of mutual interest, or AMI, which includes most of our oil and natural gas assets in East Texas/North Louisiana (excluding the Vernon Field, Gladewater area, Overton Field and Redland Field), and for the joint development and operation of our Haynesville shale and certain other related natural gas assets located in the AMI. We will receive $655.0 million in cash at closing, subject to customary closing and post-closing adjustments, pursuant to this transaction. BG Group will also fund $400.0 million of capital development attributable to our 50% interest, with BG Group paying 75% of our share of drilling and completion costs on the deep rights (Haynesville and Bossier shales) until the $400.0 million commitment is satisfied. Under the terms of the agreement, we will not be required to repay any of this funding. The joint development transaction is expected to close in August 2009 and will have an effective date of January 1, 2009. In addition, on August 5, 2009, we entered into a definitive agreement regarding the sale of 50% of our midstream assets within the AMI. Proceeds from the sale of the midstream assets will be $249.0 million subject to customary closing and post-closing adjustments. We expect to use the net proceeds from the transactions with BG Group to pay off our $300.0 million senior unsecured term credit agreement, or Term Credit Agreement, and use the remaining proceeds to pay down outstanding debt under our revolving credit agreements.

In connection with the asset sales closed in the second quarter of 2009, we liquidated certain of our derivative contracts to stay in compliance with our debt agreements, resulting in gains of approximately $17.4 million. These gains are recorded in “Gain (loss) on derivative financial instruments” on our condensed consolidated statements of operations. We applied these receipts, along with a portion of the net receipts of the assets sales, to pay down outstanding debt under our revolving credit agreements.

In connection with our divestiture transactions, we received cash deposits of $57.7 million, of which $37.5 million was deposited into an escrow account and is included in “Restricted cash” on the condensed consolidated balance sheets. These funds will be released upon the closing of the sales.

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

Recent accounting pronouncements

On June 29, 2009, the Financial Accounting Standards Board, or the FASB, issued FASB Statement No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162,” or SFAS No. 168. SFAS No. 168 establishes “The FASB Accounting Standards Codification,” or Codification, which will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.

On June 12, 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R),” or SFAS No. 167. SFAS No. 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The statement will be effective for the first fiscal year beginning after November 15, 2009. As of June 30, 2009, we do not have any variable interest entities and as such, the final rule will not have an effect on our financial statements and disclosures.

On June 12, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” or SFAS No. 166. SFAS No. 166 is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The statement will be effective for the first fiscal year beginning after November 15, 2009. We do not believe the adoption of this pronouncement will have a material impact on our financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events,” or SFAS No. 165. SFAS No. 165 establishes general standards of accounting for and disclosure of transactions and events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.

On April 9, 2009, the FASB issued Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4. FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 also requires disclosures on inputs and valuation techniques used to measure fair value, along with any changes in valuation techniques and related inputs, and to define the major category for debt and equity securities to be majority security types as described in paragraph 19 of FASB SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” FSP FAS 157-4 is effective for interim periods ending after June 15, 2009. See “–Note 9. Derivative financial instruments and fair value measurements” to our Notes to Condensed Consolidated Financial Statements for the impact to our disclosures.

On April 9, 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 amend Statement of Financial Accounting Standards, or SFAS, No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements. The staff position also amends APB Opinion No. 28, “Interim Financial Reporting” to require fair value disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 was effective for interim periods ending after June 15, 2009. See “–Note 9. Derivative financial instruments and fair value measurements” to our Notes to Condensed Consolidated Financial Statements for the impact to our disclosures.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS No. 161. SFAS No. 161 requires enhanced disclosure about the fair value of derivative instruments and their gains or losses in tabular format and information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and as such, was adopted by us on January 1, 2009. See “–Note 9. Derivative financial instruments and fair value measurements” in our Notes to Condensed Consolidated Financial Statements for the impact to our disclosures.

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

Our results of operations

A summary of key financial data for the three and six months ended June 30, 2009 and 2008 related to our results of operations is presented below:

	Three months ended June 30,		Quarter change	Six months ended June 30,		Year to date change
(dollars in thousands, except per unit prices)	2009	2008	2009-2008	2009	2008	2009-2008
Production:
Oil (Mbbls)	485	545	(60)	1,012	1,053	(41)
Natural gas (Mmcf)	33,608	32,621	987	66,792	64,670	2,122
Total production (Mmcfe) (1)	36,518	35,891	627	72,864	70,988	1,876
Oil and natural gas revenues before derivative financial instrument activities:
Oil	$27,197	$65,981	$(38,784)	$46,893	$114,998	$(68,105)
Natural gas	119,055	362,755	(243,700)	271,567	638,581	(367,014)

Total oil and natural gas	$146,252	$428,736	$(282,484)	$318,460	$753,579	$(435,119)

Midstream operations:
Midstream revenues (before intersegment eliminations)	$29,618	$39,574	$(9,956)	$62,207	$56,657	$5,550
Midstream operating expenses (before intersegment eliminations)	20,345	27,624	(7,279)	46,389	37,590	8,799

Midstream operating profit (before intersegment eliminations)	9,273	11,950	(2,677)	15,818	19,067	(3,249)
Intersegment eliminations	(8,050)	(7,818)	(232)	(16,032)	(15,070)	(962)

Midstream operating income (loss) (after intersegment eliminations)	$1,223	$4,132	$(2,909)	$(214)	$3,997	$(4,211)

Oil and natural gas derivative financial instruments:
Cash settlements (payments) on derivative financial instruments	$142,139	$(90,380)	$232,519	$240,568	$(87,365)	$327,933
Non-cash change in fair value of derivative financial instruments	(173,156)	(572,273)	399,117	(50,201)	(916,482)	866,281

Total derivative financial instrument activities	$(31,017)	$(662,653)	$631,636	$190,367	$(1,003,847)	$1,194,214

Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$56.08	$121.07	$(64.99)	$46.34	$109.21	$(62.87)
Natural gas (per Mcf)	3.54	11.12	(7.58)	4.07	9.87	(5.80)
Natural gas equivalent (per Mcfe)	4.00	11.95	(7.95)	4.37	10.62	(6.25)
Costs and expenses:
Oil and natural gas operating costs (2)	$39,032	$40,710	$(1,678)	$79,718	$73,781	$5,937
Production and ad valorem taxes	9,362	21,433	(12,071)	21,794	40,743	(18,949)
Gathering and transportation	4,055	3,700	355	7,952	6,831	1,121
Depletion	48,093	105,166	(57,073)	123,077	209,079	(86,002)
Depreciation and amortization	7,087	6,115	972	13,897	11,419	2,478
General and administrative (3)	22,488	19,657	2,831	43,035	42,284	751
Interest expense, net, including impacts of interest rate swaps	46,891	20,273	26,618	83,023	56,293	26,730
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$1.07	$1.13	$(0.06)	$1.09	$1.04	$0.05
Production and ad valorem taxes	0.26	0.60	(0.34)	0.30	0.57	(0.27)
Gathering and transportation	0.11	0.10	0.01	0.11	0.10	0.01
Depletion	1.32	2.93	(1.61)	1.69	2.95	(1.26)
Depreciation and amortization	0.19	0.17	0.02	0.19	0.16	0.03
General and administrative	0.62	0.55	0.07	0.59	0.60	(0.01)

Net loss	$(71,992)	$(262,914)	$190,922	$(1,171,603)	$(425,753)	$(745,850)
Preferred Stock dividends	—	(35,000)	35,000	—	(70,000)	70,000

Loss available to common shareholders	$(71,992)	$(297,914)	$225,922	$(1,171,603)	$(495,753)	$(675,850)

1)	Mmcfe is calculated by converting one barrel of oil into six Mcf of natural gas.
2)	Share-based compensation included in oil and natural gas operating costs is $0.7 million, $1.4 million, $1.1 million and $2.1 million for the three and six months ended June 30, 2009 and 2008, respectively.
3)	Share-based compensation included in general and administrative expenses is $2.6 million, $5.1 million, $2.6 million and $4.6 million for the three and six months ended June 30, 2009 and 2008, respectively.

The following is a discussion of our financial condition and results of operations for the three and six months ended June 30, 2009 and 2008.

The comparability of our results of operations from period to period is impacted by:

•	fluctuations in oil and natural gas prices, which impact our oil and natural gas reserves, revenues and net income or loss;

•	the impact of our 2009 natural gas production volumes from our horizontal drilling activities in the Haynesville shale;

•	mark-to-market accounting used for our derivative financial instruments gains or losses;

•	changes in proved reserves and production volumes and their impact on depletion;

•	the impact of a ceiling test write-down in the first quarter of 2009 and third and fourth quarters of 2008;

•	properties acquired in the Appalachian acquisition in February 2008, the New Waskom acquisition in March 2008 and the Danville acquisition in July 2008;

•	significant changes in the amount of our long-term debt and the conversion of $2.0 billion of preferred stock into common stock in July 2008.

General

The availability of a ready market for oil and natural gas and the prices of oil and natural gas are dependent upon a number of factors that are beyond our control. These factors include, among other things:

•	the level of domestic production and economic activity, particularly the recent worldwide economic recession which continues to put downward pressure on oil and natural gas prices and demand;

•	the level of domestic and international industrial demand for manufacturing operations;

•	the availability of imported oil and natural gas;

•	actions taken by foreign oil producing nations;

•	the cost and availability of natural gas pipelines with adequate capacity and other transportation facilities;

•	the cost and availability of other competitive fuels;

•	fluctuating and seasonal demand for oil, natural gas and refined products;

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

Marketing arrangements

We produce oil and natural gas. We do not refine or process the oil or natural gas we produce. We sell the majority of the oil we produce under short-term contracts using market sensitive pricing. The majority of our contracts are based on NYMEX pricing, which is typically calculated as the average of the daily closing prices of oil to be delivered one month in the future. We also sell a portion of our oil at F.O.B. field prices posted by the principal purchaser of oil where our producing properties are located. Our sales contracts are of a type common within the industry, and we usually negotiate a separate contract for each property. Generally, we sell our oil to purchasers and refiners near the areas of our producing properties.

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

We may be unable to market all of the oil and natural gas we produce. If our oil and natural gas can be marketed, we may be unable to negotiate favorable price and contractual terms. Changes in oil or natural gas prices may significantly affect our revenues, cash flows, the value of our oil and natural gas properties and the estimates of recoverable oil and natural gas reserves. Further, significant declines in the prices of oil or natural gas may have a material adverse effect on our business and on our financial condition.

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

Summary

For the three months ended June 30, 2009, we reported a net loss available to common shareholders of $72.0 million, compared to a net loss available to common shareholders of $297.9 million for the quarter ended June 30, 2008. For the six months ended June 30, 2009, we reported a net loss available to common shareholder of $1.172 billion, compared to a net loss available to common shareholders of $495.8 million for the six months ended June 30, 2008.

During the first half of 2009, natural gas production volumes from our horizontal drilling activities in the Haynesville shale, along with the full period impacts of acquisitions closed during 2008, resulted in increased production volumes that did not exist during the same period in the prior year. These positive production impacts were overshadowed by significant declines in oil and natural gas prices and resulting revenues in 2009 compared with 2008. For the three months ended June 30, 2009, our average realized prices (before the impact of derivative financial instruments) for oil and natural gas were $56.08 per Bbl and $3.54 per Mcf, respectively, compared with three months ended June 30, 2008 average realized prices of $121.07 per Bbl and $11.12 per Mcf, respectively. For the six months ended June 30, 2009, our average realized prices (before the impact of derivative financial instruments) for oil and natural gas were $46.34 per Bbl and $4.07 per Mcf, respectively, compared with the six months ended June 30, 2008 average realized prices of $109.21 per Bbl and $9.87 per Mcf, respectively. Derivative financial instruments, which we use to mitigate price volatility, also have a significant impact on our results of operations, since we do not designate our derivative financial instruments as hedges and are required to mark the non-cash changes in the fair value of our derivatives to market at the end of each reporting period.

During the second quarter of 2009, we also divested a number of our non-strategic assets, resulting in cash proceeds of $51.4 million after customary closing and post-closing adjustments. These divestures did not significantly alter our full cost pool depletion rate, therefore all proceeds were applied against our full cost pool. We expect these sales to reduce our production by approximately 9.0 Mmcfe per day, or approximately 2% of our 2009 production as of June 30, 2009. We also have pending asset dispositions with BG Group and Encore that will reduce our existing production by approximately 103 Mmcfe per day based on production rates during the second quarter of 2009. Our agreement to sell 50% of most of our midstream assets to BG Group will also impact future operating margins in that business segment.

Oil and natural gas revenues, production and prices

The following table presents our revenues, production and prices by major producing areas for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,
	2009			2008			Quarter change
(in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mmcfe	Production (Mmcfe)	Revenue	$/Mmcfe	Production (Mmcfe)	Revenue	$/Mmcfe
Producing region:
East Texas/North Louisiana	23,341	$82,778	$3.55	21,471	$243,830	$11.36	1,870	$(161,052)	$(7.81)
Mid-Continent	5,750	26,359	4.58	6,128	74,322	12.13	(378)	(47,963)	(7.55)
Appalachia	5,025	21,930	4.36	5,325	64,731	12.16	(300)	(42,801)	(7.80)
Permian and other	2,402	15,185	6.32	2,967	45,853	15.45	(565)	(30,668)	(9.13)

Total	36,518	$146,252	$4.00	35,891	$428,736	$11.95	627	$(282,484)	$(7.95)

	Six months ended June 30,
	2009			2008			Year to date change
(in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mmcfe	Production (Mmcfe)	Revenue	$/Mmcfe	Production (Mmcfe)	Revenue	$/Mmcfe
Producing region:
East Texas/North Louisiana	45,957	$186,875	$4.07	43,052	$424,270	$9.85	2,905	$(237,395)	$(5.78)
Mid-Continent	11,502	50,798	4.42	12,067	136,525	11.31	(565)	(85,727)	(6.89)
Appalachia	10,150	51,960	5.12	10,041	109,345	10.89	109	(57,385)	(5.77)
Permian and other	5,255	28,827	5.49	5,828	83,439	14.32	(573)	(54,612)	(8.83)

Total	72,864	$318,460	$4.37	70,988	$753,579	$10.62	1,876	$(435,119)	$(6.25)

For the three months ended June 30, 2009, total oil and natural gas revenues were $146.3 million, a 65.9% decrease from the three months ended June 30, 2008 total oil and natural gas revenues of $428.7 million. For the second quarter of 2009, natural gas represented 81.4% of our oil and natural gas revenues and 92.0% of equivalent production, compared with the second quarter of 2008, where natural gas represented 84.6% of our oil and natural gas revenues and 90.9% of equivalent production. Total equivalent production volumes were 36.5 Bcfe for the three months ended June 30, 2009, a 1.7% increase over the prior year’s comparable period production of 35.9 Bcfe. The net increase in volumes were attributable to our East Texas/North Louisiana area, where new production from our Haynesville shale drilling activities totaled 3.8 Bcfe (42.3 Mmcfe per day) and production from our Danville acquisition added 1.9Bcfe (21.3 Mmcfe per day), which were offset by decreased volumes from our Vernon field of 2.1 Bcfe (23.4 Mmcfe per day), decreased Cotton Valley drilling activity and natural declines from existing wells. In our Appalachian region, production volumes decreased by 0.3 Bcfe (3.3 Mmcfe per day) due to natural production declines, decreased drilling activity and certain 2009 curtailments from industrial users in Appalachia. In our Mid-Continent, Permian and other regions, production volumes decreased by 0.9 Bcfe (10.4 Mmcfe per day) due primarily to reduced drilling activity, natural production declines, and the divestures discussed above.

For the six months ended June 30, 2009, total oil and natural gas revenues were $318.5 million, a 57.7% decrease from the six months ended June 30, 2008 total oil and natural gas revenues of $753.6 million. For the six months ended June 30, 2009, natural gas represented 85.3% of our oil and natural gas revenues and 91.7% of equivalent production, compared with the six months ended June 30, 2008, where natural gas represented 84.7% of our oil and natural gas revenues and 91.1% of equivalent production. Total equivalent production volumes were 72.9 Bcfe for the six months ended June 30, 2009, a 2.6% increase over the prior year’s comparable period production of 71.0 Bcfe. As discussed above, these increases were attributable to our East Texas/North Louisiana area, where new production from our Haynesville shale drilling activities totaled 5.7Bcfe (31.6 Mmcfe per day) and production from our Danville acquisition added 3.5 Bcfe (19.4 Mmcfe per day). The increased volumes in the region were mostly offset by decreased volumes from our Vernon field of 3.5 Bcfe (19.1 Mmcfe per day), decreased Cotton Valley drilling activity and natural declines from existing wells. In our Appalachian region, production volumes increased by 0.1 Bcfe (0.60 Mmcfe per day) as the six months ended June 30, 2009 included a full 181 days of production from the Appalachian acquisition in February 2008, while the prior year’s quarter included only 131days of production from that acquisition. This increased production was, again, offset by natural production declines, decreased drilling activity and certain 2009 curtailments from industrial users in Appalachia. In our Mid-Continent, Permian and other regions, production volumes decreased by 1.1 Bcfe (6.3 Mmcfe per day) due primarily to reduced drilling activity, natural production declines, and the divestures discussed above.

The average sales price of oil per Bbl, excluding the impact of derivative financial instruments, decreased from $121.07 per Bbl for the three months ended June 30, 2008 to $56.08 per Bbl, or 53.7%, for the three months ended June 30, 2009 and decreased from $109.21 per Bbl for the six months ended June 30, 2008 to $46.34 per Bbl, or 57.6%, for the six months ended June 30, 2009. The average sales price of natural gas per Mcf, excluding the impact of derivative financial instruments, decreased from $11.12 per Mcf for the three months ended June 30, 2008 to $3.54 per Mcf, or 68.2%, for the three months ended June 30, 2009 and decreased from $9.87 per Mcf for the six months ended June 30, 2008 to $4.07 per Mcf, or 58.8%, for the six months ended June 30, 2009. The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand. Demand is impacted by general economic conditions, estimates of oil and natural gas in storage, weather and other seasonal conditions, including hurricanes and tropical storms. Market conditions involving over or under supply of natural gas can result in substantial price volatility. Historically, commodity prices have been volatile and we expect the volatility to continue in the future. Changes in oil and natural gas prices have a significant impact on our oil and natural gas revenues, cash flows, quantities of estimated Proved Reserves and related liquidity. Assuming we maintain our six months ended June 30, 2009 production levels for the remainder of the year, a change of $0.10 per Mcf of natural gas sold would result in an annual increase or decrease in revenues and cash flow of approximately $13.4 million and a change of $1.00 per Bbl of oil sold would result in an annual increase or decrease in revenues and cash flow of approximately $2.0 million without considering the effects of derivative financial instruments.

Midstream revenues

Our Midstream revenues are principally derived from three of our wholly-owned subsidiaries: TGG Pipeline, Ltd., which owns an intrastate pipeline in East Texas/North Louisiana, and Talco Midstream Assets, Ltd. and Vernon Gathering, LLC, which own gathering assets in East Texas/North Louisiana. Revenues in our midstream segment are derived from sales of natural gas purchased for resale and fees earned from gathering, transportation and compression of natural gas. We do not own any natural gas processing facilities.

We evaluate our midstream operations as if they were a stand alone operation. Accordingly, the results of operations discussed below are prior to intercompany eliminations.

For the three months ended June 30, 2009, midstream revenues were $29.6 million compared with $39.6 million for the three months ended June 30, 2008. The decrease in sales is due primarily to a decline in revenues attributable to sales of natural gas purchased for resale and drip revenues, both of which were due to lower prices for oil and natural gas. The price decreases were partially offset by increases in compression and transportation fees associated with higher throughput on our midstream assets, including volumes from our new Haynesville shale wells, and the addition of the Danville acquisition to our portfolio in July 2008.

For the six months ended June 30, 2009, midstream revenues were $62.2 million compared with $56.7 million for the six months ended June 30, 2008. The increase in sales for the six months ended June 30, 2009 is due primarily to increased revenues resulting from the New Waskom acquisition in March 2008 and gathering assets acquired in the Danville acquisition in July 2008. These acquisitions had contracts in place whereby we purchase and resell natural gas produced by third-parties. These purchase for resale contracts have increased revenues as well as related gas purchase costs (see Midstream operating expenses). The remaining increase in revenues was attributable to increases in compression fees associated with increased throughput related to the 2008 acquisitions and Haynesville shale volumes on our midstream assets. While the total midstream revenues increased for the six months ended June 30, 2009, compared with the prior year six month period, the increases reflect new revenues which are largely offset by decreased oil and natural gas prices associated with drip sales and sales of natural gas purchased for resale.

Oil and natural gas operating costs

Our oil and natural gas operating costs for the three and six months ended June 30, 2009 were $39.0 million and $79.7 million, respectively, and represent a decrease of $1.7 million, or 4.1%, and an increase of $5.9 million, or 8.0%, respectively, from the same periods in 2008. The decrease in total dollar value for the three months ended June 30, 2009 from June 30, 2008 is due primarily to lower oilfield service costs, resulting from lower oil and natural gas commodity prices, and lower operating costs in our Mid-Continent region due to a decline in activity. In addition, we had lower workover expense due to the timing of workovers being performed and a decline in stock based compensation due to less options being awarded when compared to the prior year. The second quarter 2009 decreases were offset by increases due primarily to operating expenses incurred from our 2008 acquisitions and increases in the number of wells drilled during 2008. Management believes that analyses on a per Mcfe basis provide a more meaningful measure than the absolute dollar increases since the acquisitions in 2008 were significant. The following tables summarize direct operating expenses and unit rates per Mcfe for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Quarter change	Six months ended June 30,		Year to date change
(in thousands)	2009	2008	2009 - 2008	2009	2008	2009 - 2008
Lease operating expense	$35,797	$36,785	$(988)	$73,391	$68,386	$5,005
Workovers	2,553	2,796	(243)	4,948	3,275	1,673
Stock-based compensation (non-cash)	682	1,129	(447)	1,379	2,120	(741)

Total oil and natural gas operating costs	$39,032	$40,710	$(1,678)	$79,718	$73,781	$5,937

	Three months ended June 30,		Quarter change	Six months ended June 30,		Year change
(per Mcfe)	2009	2008	2009 - 2008	2009	2008	2009 - 2008
Lease operating expense	$0.98	$1.02	$(0.04)	$1.00	$0.96	0.04
Workovers	0.07	0.08	(0.01)	0.07	0.05	0.02
Stock-based compensation (non-cash)	0.02	0.03	(0.01)	0.02	0.03	(0.01)

Total oil and natural gas operating costs	$1.07	$1.13	$(0.06)	$1.09	$1.04	$0.05

On a per Mcfe basis, oil and natural gas operating expenses for the three months ended June 30, 2009 decreased $0.06 per Mcfe from the same period in 2008. Lease operating expenses per unit decreased by $0.04 per Mcfe, or 3.9%, for the three months ended June 30, 2009 from the same period in 2008. As discussed above, these decreases are primarily the result a of decrease in costs in our East Texas/North Louisiana region related to oil field services used in our operations, specifically fuel surcharges charged by our suppliers in the prior year that are no longer being charged, and a decline in activity in our Mid-Continent region as a result of a decline in commodity prices. These decreases were further lowered also as a result of the benefit of our Haynesville production increases of 3.8 Bcfe from the second quarter of 2008. Workover expenses for the three months ended June 30, 2009 decreased $0.01 per Mcfe from the prior years’ quarter primarily due to the timing of when workovers are being performed along with the decrease in activity resulting from lower oil and natural gas commodity prices.

These decreases were offset by increases in oil and natural gas operating costs for the three months ended June 30, 2009 related to the Danville acquisition, which closed on July 15, 2008 and added $1.8 million of production expenses for the three months ended June 30, 2009.

Oil and natural gas operating expenses for the six months ended June 30, 2009 increased to $79.7 million from $73.8 million in the same period in 2008, or 8.0%. Lease operating expenses per unit increased by $0.04 per Mcfe, or 4.2%, for the six months ended June 30, 2009 from the same period in 2008. These increases are primarily the result of the Appalachian acquisition, which closed on February 20, 2008 and added $1.1 million of incremental production expenses for the six months ended June 30, 2009, the Danville acquisition, which closed on July 15, 2008 and added $4.0 million of production expenses for the six months ended June 30, 2009, and increases from the 475 new well additions added during 2008 through our development and exploitation capital program. On a per Mcfe basis, oil and natural gas operating expenses for the six months ended June 30, 2009 was $1.09 per Mcfe compared with $1.04 per Mcfe in the prior year six month period. The six month period ended June 30, 2009 reflects high unit operating costs in the first quarter. We began seeing lower costs during the second quarter. We expect our unit costs to decrease as service costs continue to decline and our low-cost Haynesville volumes increase.

Midstream operating expenses

Our midstream operating expenses for the three and six months ended June 30, 2009 decreased $7.3 million and increased $8.8 million from the same periods in 2008, respectively. The decrease in midstream operating expenses for the three months ended June 30, 2009 was primarily attributable to a decline in the prices we paid for the natural gas we purchased for resale. The increase in midstream operating expenses for the six months ended June 30, 2009 was primarily attributable to increases in both operating expenses and gas purchases resulting from the 2008 New Waskom and Danville acquisitions as well as the expansion of our gathering and transportation facilities in the East Texas/North Louisiana operating area in support of our Haynesville projects.

Gathering and transportation

We report gathering and transportation costs in accordance with Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” or EITF 00-10. We generally sell oil and natural gas under two types of agreements which are common in our industry. Both types of agreements include a transportation charge. One is a netback arrangement, under which we sell oil or natural gas at the wellhead and collect a price, net of the transportation incurred by the purchaser. In this case, we record sales at the price received from the purchaser, net of the transportation costs. Under the other arrangement, we sell oil or natural gas at a specific delivery point, pay transportation to a third party and receive proceeds from the purchaser with no transportation deduction. In this case, we record the transportation cost as gathering and transportation expense. Due to these two distinct selling arrangements, our computed realized prices, before the impact of derivative financial instruments, contain revenues which are reported under two separate bases. Gathering and transportation expenses totaled $4.1 million and $8.0 million for the three and six months ended June 30, 2009, respectively, compared to $3.7 million and $6.8 million for the three and six months ended June 30, 2008, respectively.

Production and ad valorem taxes

Production and ad valorem taxes for the three months ended June 30, 2009 decreased by $12.1million, or 56.3%, over the same period in 2008. Production and ad valorem taxes for the six months ended June 30, 2008 decreased by $18.9 million, or 46.5%, over the same period in 2008. However, on a percentage of revenue basis, before the impact of derivative financial instruments, production and ad valorem taxes were 6.4% of gross oil and natural gas sales for the three months ended June 30, 2009, compared with 5.0% for the same period in the prior year, and 6.8% of gross oil and natural gas sales for the six months ended June 30, 2009, compared with 5.4% for the same period in the prior year. The increase in the percentage of revenue basis is primarily the result of the different taxing jurisdictions in which we operate. Production taxes are set by state and local governments and vary as to the tax rate and the value to which that rate is applied. In Louisiana, where a substantial percentage of our production is derived, severance taxes are levied on a per Mcf basis and ad valorem taxes are assessed on tangible assets and therefore, the resulting dollar value of severance and ad valorem taxes are not sensitive to changes in prices for natural gas. In our other operating areas, severance taxes are predominantly price dependent, while ad valorem assessments vary widely.

In addition to our existing production and ad valorem taxes on current properties, we may be subject to new taxes or changes to existing rates in the future. The State of Louisiana has raised its severance tax rate to $0.33 per Mcf from $0.29 per Mcf effective July 1, 2009. In addition, the Commonwealth of Pennsylvania, which does not currently have ad valorem or severance taxes on oil and natural gas reserves or production, is currently studying different tax proposals impacting the oil and natural gas industry.

Overall, our severance and ad valorem tax rates per Mcfe were $0.26 per Mcfe for the three months ended June 30, 2009 compared with $0.60 per Mcfe for the three months ended June 30, 2008 and $0.30 per Mcfe for the six months ended June 30, 2009 compared with $0.57 per Mcfe for the six months ended June 30, 2008. The decrease is largely due to price. The following tables present our severance and ad valorem taxes on a per Mcfe basis and percentage of revenue basis for our significant producing regions.

	Three months ended June 30,
	2009					2008
(in thousands, except per unit rate)	Revenue	Production (Mmcfe)	Severance and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe	Revenue	Production (Mmcfe)	Severance and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe
Producing region:
East Texas/North Louisiana	$82,778	23,341	$4,956	6.0%	$0.21	$243,830	21,471	$10,511	4.3%	$0.49
Mid-Continent	26,359	5,750	2,098	8.0%	$0.36	74,322	6,128	5,719	7.7%	$0.93
Appalachia	21,930	5,025	590	2.7%	$0.12	64,731	5,325	1,685	2.6%	$0.32
Permian and other	15,185	2,402	1,718	11.3%	$0.72	45,853	2,967	3,518	7.7%	$1.19

Total	$146,252	36,518	$9,362	6.4%	$0.26	$428,736	35,891	$21,433	5.0%	$0.60

	Six months ended June 30,
	2009					2008
(in thousands, except per unit rate)	Revenue	Production (Mmcfe)	Severance and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe	Revenue	Production (Mmcfe)	Severance and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe
Producing region:
East Texas/North Louisiana	$186,875	45,957	$13,286	7.1%	$0.29	$424,270	43,052	$20,632	4.9%	$0.48
Mid-Continent	50,798	11,502	3,983	7.8%	$0.35	136,525	12,067	10,364	7.6%	$0.86
Appalachia	51,960	10,150	1,370	2.6%	$0.13	109,345	10,041	2,966	2.7%	$0.30
Permian and other	28,827	5,255	3,155	10.9%	$0.60	83,439	5,828	6,781	8.1%	$1.16

Total	$318,460	72,864	$21,794	6.8%	$0.30	$753,579	70,988	$40,743	5.4%	$0.57

Depletion

Our depletion expense for the three and six months ended June 30, 2009 decreased by $57.1 million and $86.0 million, or 54.3% and 41.1%, respectively, from the same periods in 2008. The primary reason for the decrease was the lower full cost pool amortization base resulting from $4.1 billion of ceiling test write-downs during the last nine months. These write-downs decreased our per unit depletion rate from $2.93 per Mcfe and $2.95 per Mcfe for the three and six months ended June 30, 2008, respectively, to $1.32 per Mcfe and $1.69 per Mcfe for the three and six months ended June 30, 2009, respectively.

Depreciation and amortization

Our depreciation and amortization costs for the three and six months ended June 30, 2009 increased by $1.0 million and $2.5 million, or 15.9% and 21.7%, respectively, from the same periods in 2008. The primary reason for the increase was the increase in our gas gathering asset base related to our July 2008 Danville acquisition.

Accretion of discount on asset retirement obligations for the three and six months ended June 30, 2009 increased by $0.5 million and $1.3 million, or 37.0% and 46.6%, from the same periods in 2008. The increase is due to the combination of significant well additions and related plugging liabilities in connection with our 2008 acquisitions, revisions to previous estimates, and increased estimates for the costs to plug and abandon properties. The increased estimates for plugging and abandoning properties reflect increased costs for labor, rig rates and materials used in those operations.

Write-down of oil and natural gas properties

We recognized a write-down of our oil and natural gas properties of $1.3 billion for the six months ended June 30, 2009. This write-down was taken during the first quarter of 2009. There was no ceiling test write-down for the three months ended June 30, 2009.

Under full cost accounting, we are required to compute the after-tax present value of our proved oil and natural gas properties using spot market prices for oil and natural gas at our balance sheet date. The base for our spot prices for natural gas is Henry Hub and for oil is Cushing, Oklahoma. On June 30, 2009, the spot price for natural gas at Henry Hub was $3.89 per Mmbtu and the spot oil price at Cushing, Oklahoma was $69.79 per Bbl. Natural gas, which is sold at other natural gas marketing hubs where we conduct our operations, is subject to prices which reflect variables that can increase or decrease spot natural gas prices at these hubs such as market demand, transportation costs and quality of the natural gas being sold. Those differences are referred to as the basis differentials. Typically, basis differentials result in natural gas prices which are lower than Henry Hub, except in Appalachia, where we typically have received a premium to Henry Hub. There can be no assurance that positive basis differentials in Appalachia will continue.

The pre-tax ceiling test write-down of $1.3 billion would have resulted in income tax benefits of $507.0 million. We are required to establish a deferred tax valuation allowance against this tax benefit as a result of the operating losses which have resulted from such write-downs. As a result, no income tax benefit is recognized.

General and administrative

The following table presents our general and administrative expenses for the three months ended June 30, 2009 and 2008, and changes for the quarters then ended.

	Three months ended June 30,		Quarter to quarter change	Six months ended June 30,		Year to date change
(in thousands, except per unit rate)	2009	2008	2009-2008	2009	2008	2009-2008
General and administrative costs:
Gross general and administrative expense	$32,207	$28,045	$4,162	$62,730	$58,566	$4,164
Operator overhead reimbursements	(6,231)	(6,026)	(205)	(12,719)	(11,701)	(1,018)
Capitalized acquisition and development charges	(3,488)	(2,362)	(1,126)	(6,976)	(4,581)	(2,395)

Net general and administrative expense	$22,488	$19,657	$2,831	$43,035	$42,284	$751

General and administrative expense per Mcfe	$0.62	$0.55	$0.07	$0.59	$0.60	$(0.01)

Our general and administrative costs for the three months ended June 30, 2009 were $22.5 million, or $0.62 per Mcfe, compared to $19.7 million, or $0.55 per Mcfe, for the same period in 2008, an increase of $2.8 million, or 14.4%. Our general and administrative costs for the six months ended June 30, 2009 were $43.0 million, or $0.59 per Mcfe, compared to $42.3 million, or $0.60 per Mcfe, for the same period in 2008, an increase of $0.7 million, or 1.8%.

The primary components of the overall increase for the three months ended June 30, 2009 was increased personnel costs of $3.9 million due to additional employees related to our 2008 acquisitions and expansion of our technical and managerial staff in 2008 to exploit our shale resource asset base through horizontal drilling, along with increased rent of $0.5 million resulting from this expansion. This increase was offset by a $0.9 million decline in information technology costs due to the prior year costs incurred for the 2008 acquisitions along with increased capitalized salary costs to our full cost pool of $1.1 million due to expansion of technical personnel attributable to the acquisitions in 2008.

The primary components of the overall increase for the six months ended June 30, 2009 was higher personnel costs of $8.0 million due to additional employees related primarily to our 2008 acquisitions and expansion of our technical and managerial staff to exploit our shale resource asset base through horizontal drilling, increased share-based compensation costs of $0.5 million due primarily to additional headcount and increased rent of $0.7 million resulting from this expansion.

These increases were offset by the following items:

•	decreased legal fees of $3.0 million due to the first quarter 2008 cancellation of a proposed master limited partnership;

•	decreased franchise and property taxes of $1.5 million due primarily to lower equity as a result of 2008 ceiling test write-downs and recapitalization of our corporate structure;

•	decreased information and technology costs of $0.9 million due primarily to prior year costs incurred in connection with additional personnel;

•	increased operator overhead recoveries of $1.0 million due to the 2008 acquisitions; and

•	increased capitalized salary costs to our full cost pool of $2.4 million due to expansion of technical personnel attributable to our shale development activities in 2008.

Interest expense

Our interest expense for the three and six months ended June 30, 2009 increased by $26.6 million and $26.7 million, or 131.3% and 47.5%, from the same periods in 2008. The increases are primarily due to the $300.0 million drawn on the Term Credit Agreement, along with our interest rate swaps changing from as asset position to a net liability position due to the decline in the LIBOR. These increases were substantially offset by lower interest rates on our EXCO Resources and EXCO Operating credit agreements due to the decline in the LIBOR from the prior year, along with capitalized interest costs. The following table presents the components of our interest expense:

	Three months ended June 30,		Quarter change	Six months ended June 30,		Year to date change
(in thousands)	2009	2008	2009-2008	2009	2008	2009-2008
Interest expense:
7 1/4% senior notes due 2011	$7,170	$7,225	$(55)	$14,354	$14,463	$(109)
EXCO Resources Credit Agreement	7,269	11,140	(3,871)	13,693	20,662	(6,969)
EXCO Operating Credit Agreement	8,772	12,362	(3,590)	16,626	27,131	(10,505)
Term Credit Agreement	7,583	—	7,583	15,083	—	15,083
Amortization of deferred financing costs on EXCO Resources Credit Agreement	918	494	424	1,695	970	725
Amortization and write-off of deferred financing costs on EXCO Operating Credit Agreement	754	—	754	1,508	—	1,508
Amortization of deferred financing costs on Term Credit Agreement	11,226	753	10,473	22,329	1,506	20,823
Interest rate swaps settlements	2,816	(382)	3,198	4,486	(760)	5,246
Fair market value adjustment on interest rate swaps	1,781	(11,002)	12,783	(4,005)	(7,371)	3,366
Capitalized interest	(1,436)	(316)	(1,120)	(2,797)	(316)	(2,481)
Other interest expense	38	(1)	39	51	8	43

Total interest expense	$46,891	$20,273	$26,618	$83,023	$56,293	$26,730

Derivative financial instruments

Our objective in entering into derivative financial instruments is to manage our exposure to commodity price and interest rate fluctuations, protect our returns on investments, service debt and achieve a more predictable cash flow in connection with our activities. These transactions limit exposure to declines in prices, but also limit the benefits we would realize if prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of our derivative financial instrument management activities consists of non-cash income or expenses due to changes in the fair value of our derivative financial instrument contracts. Cash charges or gains only arise from payments made or received on monthly settlements of contracts or if we terminate a contract prior to its expiration.

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

	Three months ended June 30,		Quarter change	Six months ended June 30,		Year to date change
(in thousands)	2009	2008	2009-2008	2009	2008	2009-2008
Derivative financial instrument activities:
Cash settlements on derivative financial instruments	$142,139	$(90,380)	$232,519	$240,568	$(87,365)	$327,933
Non-cash change in fair value of derivative financial instruments	(173,156)	(572,273)	399,117	(50,201)	(916,482)	866,281

Total derivative financial instrument activities	$(31,017)	$(662,653)	$631,636	$190,367	$(1,003,847)	$1,194,214

The use of derivative financial instruments allows us to limit the impacts of volatile price fluctuations associated with oil and natural gas. The following table presents our natural gas prices, before the impact of derivative financial instruments, where average realized prices per Mcfe dropped from $10.62 during the six months ended June 30, 2008 to $4.37 during the six months ended June 30, 2009. This volatility was offset somewhat from realized settlements of our derivatives, where average realized prices per Mcfe after the impact of our derivative financial instruments increased our price from $4.37 to $7.67 per Mcfe during the six months ended June 30, 2009 and decreased our price from $10.62 to $9.39 per Mcfe for the six months ended June 30, 2008. This decreased our year to date change from $6.25 per Mcfe before cash settlements on derivatives to $1.72 per Mcfe after cash settlements on derivatives. Using the same calculations, our quarter to quarter change decreased from $7.95 per Mcfe before cash settlements on derivatives to $1.54 per Mcfe after cash settlements on derivatives.

	Three months ended June 30,		Quarter change	Six months ended June 30,		Year to date change
Realized pricing:	2009	2008	2009-2008	2009	2008	2009-2008
Oil per Bbl	$56.08	$121.07	$(64.99)	$46.34	$109.21	$(62.87)
Natural gas per Mcf	3.54	11.12	(7.58)	4.07	9.87	(5.80)

Natural gas equivalent per Mcfe	$4.00	$11.95	$(7.95)	$4.37	$10.62	$(6.25)
Effect of cash settlements on derivatives	3.89	(2.52)	6.41	3.30	(1.23)	4.53

Net price per Mcfe, including derivative financial instruments	$7.89	$9.43	$(1.54)	$7.67	$9.39	$(1.72)

Our cash settlements for the three months ended June 30, 2009 increased income by $142.1 million, or $3.89 per Mcfe, compared to cash settlements decreasing income by $90.4 million, or $2.52 per Mcfe, for the same period in 2008. Our cash settlements for the six months ended June 30, 2009 increased income by $240.6 million, or $3.30 per Mcfe, compared to cash settlements decreasing income by $87.4 million, or $1.23 per Mcfe, for the same period in 2008. As noted above, the significant fluctuations between settlements of receipts on our derivative financial instruments demonstrate the volatility in prices.

Our non-cash mark-to-market changes in the value of our oil and natural gas derivative financial instruments for the three and six months ended June 30, 2009 resulted in a loss of $173.2 million and $50.2 million, respectively, compared to a loss of $572.3 million and $916.5 million for the same periods in the prior year. The significant fluctuation was, again, attributable to high volatility in the prices for oil and natural gas between each of the years. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.

We expect to continue our comprehensive derivative financial instrument program as part of our overall acquisition and financing strategy to enhance our ability to execute our business plan over the entire commodity price cycle, protect our returns on investment, and manage our capital structure. In connection with our acquisitions, we typically hedge a portion of future production acquired in order to lessen the variability of our returns on shareholders’ equity and to protect our shareholders’ equity by supporting our ability to meet our debt service obligations and stabilize cash flows. During the three months ended June 30, 2009, near term commodity prices decreased, which resulted in cash settlements increasing from the first quarter of 2009. However, the non-cash mark-to-market changes created a $173.2 million loss from the derivative financial instruments for the three months ended June 30, 2009. This loss was the result of increases in futures commodity prices in years beyond 2009. This volatility in oil and natural gas prices creates significant fluctuations in our unrealized gains or losses from our derivative financial instruments.

In January 2008, we entered into interest rate swaps to mitigate our exposure to fluctuations in interest rates on $700.0 million in principal through February 14, 2010 at LIBO rates ranging from 2.45% to 2.8%. For the three months ended June 30, 2009, we had realized losses from payments of $2.8 million and $1.8 million of non-cash unrealized losses attributable to our interest rate swaps, compared to realized gains from settlements of $0.4 million and non-cash unrealized gains of $11.0 million for the same period in 2008. For the six months ended June 30, 2009, we had realized losses from payments of $4.5 million and $4.0 million of non-cash unrealized gains attributable to our interest rate swaps, compared to realized gains from settlements of $0.8 million and non-cash unrealized gains of $7.4 million for the same period in 2008.

Other income

Other income consists of interest earned on our cash balances, miscellaneous gathering income which is not designated as a component of our midstream segment, income or losses resulting from periodic re-evaluation from natural gas imbalances and non-recurring items that do not impact our operations. For the six months ended June 30, 2009, net other expense was $7.9 million compared with $3.7 million net other income in the same period in 2008. For the three months ended June 30, 2009, we recognized $8.4 million of net other expense compared to $2.2 million of other net income for the three months ended June 30, 2008. The net other expense for the three and six months ended June 30, 2009 is due to two rig cancellations during the second quarter of 2009 that totaled $6.2 million.

Income taxes

Our effective income tax rate for the three and six months ended June 30, 2009 was an expense of 1.5% and 0.2%, respectively, and for the three and six months ended June 30, 2008, a benefit of 41.1% and 37.9%. For the three and six months ended June 30, 2009, we recognized a valuation allowance of $29.4 million and $458.6, respectively, against future deferred tax benefits. The valuation allowance is primarily attributable to the ceiling test write-downs, which occurred in the last half of 2008 and the first quarter of 2009, which has resulted in recognition of operating losses and caused the book basis of our proved oil and natural gas properties to be less than the tax basis of those properties. We will continue to recognize deferred tax valuation allowances until the realization of deferred benefits become likely. The effective income tax rate excluding the impact of the valuation allowance for the three and six months ended June 30, 2009 would have been a benefit of 40.0% and 39.0%, respectively. A substantial portion of our stock-based compensation included in our results of operations for the three and six months ended June 30, 2009 and 2008 are in the form of incentive stock options which are not deductible for tax purposes until a disqualifying event occurs. The change in the tax rate from the prior year, without giving consideration to the impact of the deferred income tax valuation allowance, is mainly a result of a state rate change last year in our state income taxes.

Our liquidity, capital resources and capital commitments

Overview

Our financial strategy is to use a combination of cash flow from operations, bank financing, cash received from the sale of oil and natural gas properties and the issuance of equity and debt securities to fund our operations, conduct development and exploitation activities and to fund acquisitions. Historically, we have used acquisitions and vertical drilling as our primary vehicles for growth. Any near-term acquisitions will more than likely be focused on supplementing our shale resource holdings in our East Texas/North Louisiana and Appalachia areas as economic conditions permit. As a result of the contemplated sale of 50% of our East Texas/North Louisiana assets to BG Group within the AMI, we expect to increase our drilling and leasing activities. We expect the increased capital spending associated with these activities to be offset by the drilling and completion carry component contained within our agreement with BG Group. Accordingly, we expect our 2009 capital expenditures to remain at approximately $500.0 million.

Cash flows from operations represent the primary source of liquidity to fund our operations and our capital expenditure programs. The primary factors impacting our cash flow from operations include (i) levels of production from our oil and natural gas properties, (ii) prices we receive for sales of oil and natural gas production, including settlement proceeds or payments related to our oil and natural gas derivatives, (iii) operating costs of our oil and natural gas properties, (iv) costs for our general and administrative activities and (v) interest expense and other financing related costs.

Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining financing flexibility and using derivative financial instruments to mitigate price fluctuations. During the last half of 2008 and through the first half of 2009, prices for natural gas have declined significantly. As a result of these price declines, many of our vertical drilling economics no longer meet our internal rate of return objectives. In response to the price declines, we reduced our expected capital spending for 2009 to $500.0 million.

In the fourth quarter of 2008, we commenced a program to divest various non-strategic assets across our entire portfolio. We have engaged several different brokers to assist with these divestitures. Through July 31, 2009, we have completed the sale of certain oil and natural gas properties totaling approximately $55.1 million in net proceeds after customary closing and post-closing adjustments. We expect to complete additional divestitures in the last six months of 2009, including sales to BG Group and Encore discussed below. These asset divestitures will provide substantial cash at closing and we will use these net sales proceeds to pay down debt. However, after closing, our results of operations and future liquidity will be reduced as a result of the 50% sale of assets to BG Group and the reduced production resulting from other asset sales.

We generally do not establish a budget for acquisitions, as these tend to be opportunity driven. Historically, we have used the proceeds from the issuance of equity and debt securities and borrowings under our credit agreements to raise cash to fund acquisitions. Our ability to borrow from sources other than our credit agreements is subject to restrictions imposed by our lenders and the indenture governing our Senior Notes contains restrictions on incurring indebtedness and pledging our assets. In addition, disruptions in the credit and capital markets have limited the availability of financing to fund acquisitions. For 2009, our primary focus is on drilling our shale projects.

As of July 31, 2009, the aggregate borrowing bases under our credit agreements totaled $2.475 billion, of which $2.297 billion was drawn. In addition, we have $300.0 million outstanding under our Term Credit Agreement, which matures on January 15, 2010, and $444.7 million of Senior Notes due on January 11, 2011. We expect to close asset sales to BG Group and Encore during the third quarter of 2009. Assuming these sales close, our lenders have agreed to an aggregate borrowing base of $1.8 billion. As noted above, upon the closing of our asset sales and the joint development agreement, we anticipate the funds to be applied against our outstanding debt, including paying off the entire $300.0 million Term Credit Agreement.

Recent events affecting liquidity

On June 28, 2009, we entered into the Mid-Continent Agreement and the East Texas Agreement to sell oil and natural gas properties to Encore for an aggregate of $375.0 million, subject to customary closing and post-closing adjustments. On June 29, 2009, we entered into an agreement with BG Group to sell a 50% undivided interest in our developed and undeveloped oil and natural gas properties in a large area of mutual interest in East Texas and North Louisiana which will result in $655.0 million in cash, subject to closing and post-closing adjustments, which will include a revenue, operating expense and capital expenditure adjustments at closing since the effective date is January 1, 2009. In addition, we entered into a definitive agreement with BG Group to sell and jointly operate 50% of our TGG and Talco midstream assets located in East Texas and North Louisiana which will result in an additional $249.0 million of cash. All of these transactions are expected to close during the third quarter of 2009. Assuming these closings, the proceeds will provide significant cash to pay down debt and create additional borrowing capacity under our credit agreements.

On July 29, 2009, our lenders agreed to provide certain consents related to our credit agreements in anticipation of closings of the asset sales. Assuming the closings of these sales, our aggregated borrowing base will be $1.8 billion. These consents also include provisions which, at our option, delay the requirements to unwind derivatives associated with asset dispositions until the next regularly scheduled borrowing base redetermination on or about October 1, 2009.

Beginning in the fourth quarter of 2008, the United States government and the Federal Reserve implemented various programs and enacted legislation designed to provide liquidity to financial institutions, stabilize credit markets and provide other forms of economic stimulation to the economy. The impacts of these actions, many of which have yet to be fully implemented, on our industry and on us, cannot be determined at this time, nor can we determine the length of time that credit markets will remain constrained, and the ultimate impact on our ability to access capital is expected to be equally uncertain. As further discussed below, our capital budget for 2009 reflects reduced and more targeted capital expenditures for development and exploitation than in 2008 and prior years. The significant reduction in our overall drilling, especially conventional wells, combined with our asset sales, will impact our production volumes in future periods. Should these conditions continue, the borrowing base of our credit agreements, compliance with debt covenants and status with credit rating agencies could be affected.

In addition to the continuing turmoil in the credit markets and related uncertainties, prices for natural gas have suffered a precipitous decline, which began in the third quarter of 2008 and appeared to hit a low during the first half of 2009. Prices for oil and natural gas have continued to show significant volatility after the end of the second quarter of 2009. As of July 31, 2009 the spot price for oil and natural gas were $69.23 per Bbl and $3.34 per Mmbtu compared with $69.79 per Bbl and $3.89 per Mmbtu on June 30, 2009 and $44.60 per Bbl and $5.71 per Mmbtu on December 31, 2008. The oil and gas market is still down from where it was on June 30, 2008, where the spot price for oil and natural gas was $139.93 per Bbl and $13.10 per Mmbtu, respectively. NYMEX future prices for oil and natural gas have also declined significantly since the third quarter of 2009, reflecting anticipated decreasing domestic and worldwide demand for oil and natural gas as a result of the global recession and uncertainties about the depth and length of the recession and the timing of a recovery. Each of the aforementioned events could impact our near-term, and perhaps long-term, liquidity and operating revenues resulting in changes to business plans or operations. As discussed in greater detail under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” we use derivative financial instruments to mitigate commodity price fluctuations and interest rate fluctuations to manage our debt service requirements.

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

While our cash provided from operations benefits from the use of derivative financial instruments, approximately 30% of our expected 2009 sales volumes are not subject to derivative financial instruments. Accordingly, in periods where prices increase above the fixed price contained in our derivative contracts, we will not receive full benefit from those increases. Conversely, when prices decrease below the fixed price in our derivative contracts, we are also impacted negatively on the portion of our production not covered by derivative contracts. Beginning in the second half of 2008 and into 2009, oil and natural gas prices declined significantly. As a result, we received cash settlements from our oil and natural gas derivative counterparties during the quarter and six months ended June 30, 2009 totaling $142.1 million and $240.6 million, respectively. We are required to settle our derivative financial instruments prior to receiving the payments for production, which is typically collected 30 to 60 days after our derivative settlements are closed. This timing between settlement of the derivative financial instruments and actual collection of the proceeds can create short-term borrowing requirements in periods of increasing prices. In periods of declining prices, we may experience temporary cash and liquidity increases from settlements of our derivative financial instruments.

Historical sources and uses of funds

Cash flows from operations

Our operating cash flows are driven by the quantities of our production of oil and natural gas and the prices received from the sale of this production and revenue generated from our midstream operating activities. Prices of oil and natural gas have historically been volatile and can significantly impact the cash from the sale our oil and natural gas production. Use of derivative financial instruments help mitigate this price volatility. Cash expenses also impact our operating cash flow and consist primarily of oil and natural gas property operating costs, severance and ad valorem taxes, interest on our indebtedness, general and administrative expenses and taxes on income.

Net cash provided by operating activities was $226.9 million for the six months ended June 30, 2009 compared with $512.2 million for the six months ended June 30, 2008. The 57.7% decrease is attributable primarily to lower average oil and natural gas prices in the first quarter of 2009 compared with average prices during the same period in 2008, offset by increases in cash settlements of our oil and natural gas derivatives. At June 30, 2009, our cash and cash equivalents balance was $131.4 million, a 129.9% increase from December 31, 2008. On July 31, 2009, our cash and cash equivalent balance was $140.9 million. On July 15, 2009, we made the scheduled interest payment on our Senior Notes of $16.1 million. We generally pay interest on our other credit agreements on a monthly basis.

Investing activities and transactions

In recent years, a significant amount of our growth has been through acquisitions of existing producing and non-producing oil and natural gas properties and related assets, including our midstream assets. These acquisitions have been funded to a great extent by borrowings under credit agreements and term loan agreements, as well as issuance of equity. As discussed above, the deterioration in the U.S. and worldwide credit and equity markets has significantly diminished our ability to fund additional growth in the near term through these capital sources. However, as discussed above, the contemplated closings of asset sales to BG Group and Encore is expected to provide significant liquidity. In addition, pursuant to a joint development agreement, BG Group will pay 75% of our drilling and completion costs on the deep rights at our Haynesville and Bossier shales until a $400.0 million commitment is satisfied. This will greatly increase our opportunities to expand our drilling and production opportunities and expand our midstream activities in the Haynesville and Bossier shale areas.

Acquisitions and capital expenditures

The following table presents our capital expenditures for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008
Capital expenditures:
Property acquisitions	$386	$62,659	$393	$477,178
Midstream acquisitions	—	—	—	55,667
Lease purchases	7,256	92,369	18,246	102,657
Development capital expenditures	84,691	136,178	197,717	288,337
Midstream capital additions	19,699	14,479	33,143	25,658
Corporate and other	12,202	14,774	26,635	25,123

Total capital expenditures	$124,234	$320,459	$276,134	$974,620

The 2009 capital expenditures have an emphasis on horizontal shale drilling and completion and expansion of our midstream facilities. In light of the significant price declines in 2009, we reduced our vertical well drilling program from our original 2009 expectations and minimized acreage leasing, except for leasing activities required to complete the formation of drilling units. We will continue our exploitation projects to minimize the base decline of our production on properties.

We expect our capital expenditures to be approximately $500.0 million in 2009, of which we are contractually obligated to spend $39.3 million as of June 30, 2009. We expect to utilize our current cash balances, cash flow generated from operations and available funds under our credit agreements in 2009 to fund capital expenditures and acquisitions, if any. We continue to monitor the economics of drilling projects in light of the current commodity price environment, which we believe will result in reductions from our budgeted capital expenditures.

Future cash flows are subject to a number of variables including production volumes, fluctuations in oil and natural gas prices, future asset sales and servicing of debt incurred. If cash flows decline we may be required to further reduce our capital expenditure budget, which in turn may affect our production in future periods. Our cash flow from operations and other capital resources may not provide cash in sufficient amounts to maintain or initiate planned levels of capital expenditures.

Credit agreements and long-term debt

As of July 31, 2009, we have total debt outstanding aggregating $3.042 billion consisting of the Term Credit Agreement due in January 2010 ($300.0 million), two credit agreements maturing in March 2012 ($2.297 billion) and Senior Notes due in January 2011 ($444.7 million). Terms and considerations of each of the debt obligations are discussed below.

EXCO Resources Credit Agreement

The EXCO Resources Credit Agreement, as amended, has a borrowing base of $1.175 billion with commitments spread among 33 banks, none of which have commitments exceeding 10% of the aggregate commitment amount. On February 4, 2009, EXCO entered into the third amendment to the EXCO Resources Credit Agreement. Pursuant to the third amendment, the leverage ratio covenant, as defined in the agreement, was modified to provide that EXCO will maintain the current maximum leverage ratio of less than 4.00 to 1.00 as of the end of each quarter during 2009. The leverage ratio will decrease as of March 31, 2010 to 3.75 to 1.00 and further decrease as of June 30, 2010 to 3.50 to 1.00. The other financial covenants and all other terms, including the maturity date and borrowing base were not changed.

On April, 17, 2009, we entered into the fourth amendment to the EXCO Resources Credit Agreement which, among other things, reaffirmed a borrowing base of $1.175 billion and increased the interest rate margin by 75 bps. At July 31, 2009, we had $1.046 billion of outstanding indebtedness and $125.3 million of available borrowing capacity under the EXCO Resources Credit Agreement. The borrowing base is redetermined semi-annually with EXCO and the lenders having the right to interim unscheduled redeterminations in certain circumstances. Scheduled redeterminations are on or about April 1 and October 1 of each year. The interest rate now ranges from LIBOR plus 175 bps to LIBOR plus 250 bps depending upon borrowing base usage. The facility also includes an Alternate Base Rate, or ABR, pricing alternative ranging from ABR plus 75 bps to ABR plus 150 bps depending upon borrowing base usage. At July 31, 2009, the one month LIBO rate was 0.28%, which would result in an interest rate of approximately 2.53% on any new indebtedness we may incur under the EXCO Resources Credit Agreement.

On July 29, 2009, the lenders agreed to consents to certain hedging adjustments and adjustments to the borrowing base under the EXCO Resources Credit Agreement in conjunction with the Mid-Continent Agreement wherein (i) the borrowing base will be $950.0 million upon closing of the pending Mid-Continent Agreement, (ii) the borrowing base will be $850.0 million upon closing of additional planned asset sales, assuming those transactions close, (iii) requirements to unwind a portion of derivatives within 10 days of certain dispositions will be waived and (iv) unwinding of derivatives, at EXCO’s option, were granted until the next regularly scheduled borrowing base redetermination on or about October 1, 2009.

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

As of June 30, 2009, EXCO was in compliance with the financial covenants contained in the EXCO Resources Credit Agreement, which require that we:

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

EXCO Operating Credit Agreement

The EXCO Operating Credit Agreement, as amended, has a borrowing base of $1.3 billion with commitments spread among 33 banks, none of which have commitments exceeding 10% of the aggregate commitment amount. At July 31, 2009 we had $1.251 billion of outstanding indebtedness and $47.3 million of available borrowing capacity under the EXCO Operating Credit Agreement.

The borrowing base is redetermined semi-annually, with EXCO Operating and the lenders having the right to interim unscheduled redeterminations in certain circumstances. Scheduled redeterminations are made on or about April 1 and October 1 of each year. On April 17, 2009, we entered into the fourth amendment to the EXCO Operating Credit Agreement, whereby our banking group reaffirmed the existing borrowing base of $1.3 billion and increased our interest rate margins by 75 bps. The interest rate now ranges from LIBOR plus 175 bps to LIBOR plus 250 bps depending on borrowing base usage. The facility also includes an ABR pricing alternative ranging from ABR plus 75 bps to ABR plus 150 bps, depending upon borrowing base usage. At July 31, 2009, the one month LIBO rate was 0.28%, which would result in an interest rate of approximately 2.78% on any new indebtedness we may incur under the EXCO Operating Credit Agreement.

On July 29, 2009, the lenders agreed to consents to certain asset sales, hedge adjustments and acknowledgement of the borrowing base under the EXCO Operating Credit Agreement wherein, among other things, the lenders (i) consented to contemplated pending transactions with BG Group for the upstream and midstream sales, including the contribution of our TGG and Talco entities to a newly formed unrestricted subsidiary, (ii) agreed the borrowing base will be $850.0 million following the sales to BG Group and the closing of the pending East Texas Agreement, (iii) agreed that requirements to unwind a portion of derivatives within 10 days upon closing of certain asset dispositions will be waived and (iv) agreed that unwinding of derivatives, at EXCO’s option, will be granted until the next regularly scheduled borrowing base redetermination on or about October 1, 2009.

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

As of June 30, 2009, EXCO Operating was in compliance with the financial covenants contained in the EXCO Operating Credit Agreement, which require that EXCO Operating:

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

Term Credit Agreement

On December 8, 2008, EXCO Operating entered into a senior unsecured term credit agreement with an aggregate balance of $300.0 million. Net proceeds from the loan of $274.4 million, after bank fees and expenses, were used to repay and terminate an original $300.0 million senior unsecured term credit agreement that was scheduled to mature on December 15, 2008. In addition to the fees incurred upon the closing of the Term Credit Agreement, EXCO Operating may incur additional fees on unpaid principal amounts, or duration fees, as defined in the agreement. These include a 5% fee on the unpaid principal on June 15, 2009 and an additional 3% fee on the unpaid outstanding balance on September 15, 2009. On June 15, 2009 we remitted the first duration fee payment of $15.0 million. Assuming successful closing of BG Group transaction, we plan to repay and terminate the Term Credit Agreement. As a result we would avoid the requirement to pay the 3% duration fee of $9.0 million. If we are unable to close with BG Group, we expect to incur some or all of the remaining duration fee unless cash flow from operations or proceeds from additional asset sales are sufficient to pay down the loan. All of the duration fees were previously accrued and are currently being amortized over the term of the loan. The Term Credit Agreement is due and payable on January 15, 2010 and is guaranteed by all existing and future direct or indirect subsidiaries of EXCO Operating, including any guarantor of the EXCO Operating Credit Agreement.

At our election, the Term Credit Agreement may bear interest at a rate per annum equal to (A) the ABR, defined as the highest of (i) the rate of interest publicly announced by JPMorgan as its prime rate in effect at its principal office in New York City, (ii) the federal funds effective rate from time to time plus 0.50%, and (iii) the Adjusted LIBO Rate (defined as the greater of (x) the rate at which Eurodollar deposits in the London interbank market for one month are quoted on Reuters BBA Libor Rates Page 3750, as adjusted for actual statutory reserve requirements for Eurocurrency liabilities, and (y) 4.0%) plus 1.0%, plus 5.0% or (B) the Adjusted LIBO Rate plus 6.0%. In all cases, the minimum interest rate on the Term Credit Agreement is 10.0%. The Term Credit Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type and are substantially the same as the terms included in the EXCO Operating Credit Agreement. At July 31, 2009, the interest rate on the $300.0 million outstanding on the Term Credit Agreement was 10.0%.

As of June 30, 2009, EXCO Operating was in compliance with the financial covenants contained in the Term Credit Agreement, which require during the period any amounts our outstanding under the Term Credit Agreement, that EXCO Operating:

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

7 1/4% senior notes due January 15, 2011

As of June 30, 2009, $444.7 million in principal was outstanding on our Senior Notes. The unamortized premium on the Senior Notes at June 30, 2009 was $5.8 million. The estimated fair value of the Senior Notes, based on quoted market prices for the Senior Notes, was $429.2 million on June 30, 2009.

Interest is payable on the Senior Notes semi-annually in arrears on January 15 and July 15 of each year. Effective January 15, 2007, we may redeem some or all of the Senior Notes for the redemption price set forth in the Senior Notes. On July 15, 2009, we paid $16.1 million of interest on the Senior Notes.

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

Our objective in entering into oil and natural gas derivative contracts is to mitigate the impact of price fluctuations and achieve a more predictable cash flow associated with our acquisition activities and related borrowings under our credit agreements. These transactions limit our exposure to declines in prices, but also limit the benefits we would realize if oil and natural gas prices increase. As of June 30, 2009, we had derivative financial instrument contracts in place for the volumes and prices shown below:

(in thousands, except prices)	NYMEX gas volume - Mmbtu	Weighted average contract price per Mmbtu	PEPL gas volume - Mmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Bbls	Weighted average contract price per Bbl
Swaps:
Q3 2009	23,450	8.05	920	(1.10)	398	80.66
Q4 2009	23,450	8.08	920	(1.10)	398	80.66
2010	66,298	7.62	—	—	1,568	104.64
2011	12,775	7.48	—	—	1,095	112.99
2012	5,490	5.91	—	—	92	109.30
2013	5,475	5.99	—	—	—	—

Interest rate swaps

In January 2008, we entered into interest rate swaps to mitigate our exposure to fluctuations in interest rates on $700.0 million in principal through February 14, 2010 at LIBO rates ranging from 2.45% to 2.8%. For the three months and six months ended June 30, 2009, we had realized losses from settlements of $2.8 million and $4.5 million, respectively, and $1.8 million of non-cash unrealized losses and $4.0 million of non-cash unrealized gains, respectively, attributable to our interest rate swaps.

Off-balance sheet arrangements

None.

Contractual obligations and commercial commitments

The following table presents a summary of our contractual obligations at June 30, 2009:

	Payments due by period
(in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Long-term debt - Senior Notes (1)	$—	$444,720	$—	$—	$444,720
Long-term debt - EXCO Resources Credit Agreement (2)	—	1,046,430	—	—	1,046,430
Long-term debt - EXCO Operating Credit Agreement (3)	—	1,251,215	—	—	1,251,215
Term Credit Agreement (4)	300,000	—	—	—	300,000
Tubular commitment	2,400	—	—	—	2,400
Firm transportation services (5)	13,377	11,436	3,757	297	28,867
Operating leases and construction commitments	17,141	12,208	7,446	2,563	39,358
Drilling contracts	45,925	63,481	7,385	—	116,791

Total contractual obligations	$378,843	$2,829,490	$18,588	$2,860	$3,229,781

(1)	Our Senior Notes are due on January 15, 2011. The annual interest obligation is $32.2 million.
(2)	The EXCO Resources Credit Agreement matures on March 30, 2012.
(3)	The EXCO Operating Credit Agreement matures on March 30, 2012.
(4)	The Term Credit Agreement matures on January 15, 2010.

(5)	Firm transportation services reflect contracts whereby EXCO commits to transport a minimum quantity of natural gas on a shippers’ pipeline. Whether or not EXCO delivers the minimum quantity, we pay the fee as if the quantities were delivered.

The above table does not include a commitment for a new firm transportation agreement entered into during the first quarter of 2009 with a shipper in the Haynesville shale producing region, which commits us to ship 300,000 Mmbtus per day for a ten year period. The annual commitment is approximately $33.0 million. This commitment is not effective until the shipper’s pipeline construction is completed. We expect this project to be completed by late 2009 or early 2010. In connection with the sale of 50% of our midstream transaction, we expect BG Group will assume one-half of this commitment.

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

Pricing for oil and natural gas is volatile. We do not designate our derivative financial instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the respective instrument’s fair value currently in earnings, with respect to commodity derivatives, gains or losses on derivative financial instruments and with respect to interest rate swaps, as interest expense on financial risk management instruments. To illustrate the volatility of oil and natural gas prices and the impact of derivative financial instruments, we had unrealized mark-to-market losses in excess of $916.5 million for the first six months of 2008 on our oil and natural gas derivative financial instruments due to rapidly increasing prices for both oil and natural gas during that period. By the end of the third quarter of 2008 and through the end of 2008, commodity prices decreased substantially and our unrealized mark-to-market gains between July 2008 and December 2008 more than offset the unrealized losses incurred in the first half of the year which resulted in total net unrealized gains in 2008 of $493.7 million on our oil and natural gas derivative financial instruments. Natural gas prices have continued their decline into 2009. We expect that volatility in commodity prices will continue.

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas. Pricing for oil and natural gas production is volatile.

The following table sets forth our oil and natural gas derivative financial instruments measured at fair value as of June 30, 2009.

(in thousands, except prices)	Volume Mmbtus/Bbls	Weighted average strike price per Mmbtu/Bbl	Fair value June 30, 2009
Natural gas:
Swaps:
Remainder of 2009	46,900	$8.07	$169,393
2010	66,298	7.62	101,431
2011	12,775	7.48	7,712
2012	5,490	5.91	(5,805)
2013	5,475	5.99	(5,954)

Total natural gas	136,938		266,777

Basis swaps:
Remainder of 2009	1,840	(1.10)	(774)

Total basis swaps	1,840		(774)

Oil:
Swaps:
Remainder of 2009	796	80.66	6,881
2010	1,568	104.64	44,534
2011	1,095	112.99	36,214
2012	92	109.30	2,465

Total oil	3,551		90,094

Total oil and natural gas and basis swaps			$356,097

At June 30, 2009, the average forward NYMEX oil prices per Bbl for the remainder of 2009 and for 2010 were $71.93 and $75.35, respectively, and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2009 and for 2010 were $4.39 and $6.06, respectively. Our reported earnings and assets or liabilities for derivative financial instruments will continue to be subject to significant fluctuations in value due to price volatility.

Realized gains or losses from the settlement of our oil and natural gas derivatives are recorded in our financial statements as gains or losses in other income or loss. For example, using the oil swaps in place as of June 30, 2009, for the remainder of 2009, if the settlement price exceeds the actual weighted average strike price of $80.66 per Bbl, then a reduction in other income would be recorded for the difference between the settlement price and $80.66 per Bbl, multiplied by the hedged volume of 796 Mbbls. Conversely, if the settlement price is less than $80.66 per Bbl, then an increase in other income would be recorded for the difference between the settlement price and $80.66 per Bbl, multiplied by the hedged volume of 796 Mbbls. For example, for a hedged volume of 796 Mbbls, if the settlement price is $81.66 per Bbl then other income would decrease by $0.8 million. Conversely, if the settlement price is $79.66 per Bbl, other income would increase by $0.8 million.

Interest rate risk

At June 30, 2009, our exposure to interest rate changes related primarily to borrowings under our credit agreements and interest earned on our short-term investments. The interest rate is fixed at 7 1/4 % on the $444.7 million outstanding on our Senior Notes. Interest is payable on borrowings under our credit agreements and the Term Credit Agreement based on a floating rate as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our liquidity, capital resources and capital commitments.” At June 30, 2009, we had approximately $2.6 billion in outstanding borrowings under our credit agreements. A 1% change in interest rates based on the variable borrowings as of June 30, 2009 would result in an increase or decrease in our interest costs of $26.0 million per year. The interest we pay on these borrowings is set periodically based upon market rates.

In January 2008, we entered into interest rate swaps to mitigate our exposure to fluctuations in interest rates on $700.0 million in principal of our credit agreements through February 14, 2010 at LIBO rates ranging from 2.45% to 2.8%. As of June 30, 2009, the fair value of our interest rate swaps was a liability of $5.9 million.

Item 4.	Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Exchange Act, management has evaluated,

under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that EXCO’s disclosure controls and procedures were effective as of June 30, 2009 to ensure that information that is required to be disclosed by EXCO in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to EXCO’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in EXCO’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, EXCO’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

President Obama’s Proposed Fiscal Year 2010 Budget includes proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas we produce.

On June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or ACESA. The purpose of ACESA is to control and reduce emissions of “greenhouse gases,” or “GHGs,” in the United States. GHGs are certain gases, including carbon dioxide and methane, that may be contributing to warming of the Earth’s atmosphere and other climatic changes. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require an overall reduction in GHG emissions of 17% (from 2005 levels) by 2020, and by over 80% by 2050. Under ACESA, most sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet ACESA’s overall emission reduction goals. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas.

The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. If the Senate adopts GHG legislation that is different from ACESA, the Senate legislation would need to be reconciled with ACESA and both chambers would be required to approve identical legislation before it could become law. President Obama has indicated that he is in support of the adoption of legislation to control and reduce emissions of GHGs through an emission allowance permitting system that results in fewer allowances being issued each year but that allows parties to buy, sell and trade allowances as needed to fulfill their GHG emission obligations. Although it is not possible at this time to predict whether or when the Senate may act on climate change legislation or how any bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs, and could have an adverse effect on demand for the oil and natural gas we produce.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

Congress is currently considering legislation to impose restrictions on certain transactions involving derivatives, which could affect the use of derivatives in hedging transactions. ACESA contains provisions that would prohibit private energy commodity derivative and hedging transactions. ACESA would expand the power of the Commodity Futures Trading Commission, or CFTC, to regulate derivative transactions related to energy commodities, including oil and natural gas, and to mandate clearance of such derivative contracts through registered derivative clearing organizations. Under ACESA, the CFTC’s expanded authority over energy derivatives would terminate upon the adoption of general legislation covering derivative regulatory reform. The Chairman of the CFTC has announced that the CFTC intends to conduct hearings to determine whether to set limits on trading and positions in commodities with finite supply, particularly energy commodities, such as crude oil, natural gas and other energy products. The CFTC also is evaluating whether position limits should be applied consistently across all markets and participants. In addition, the Treasury Department recently has indicated that it intends to propose legislation to subject all OTC derivative dealers and all other major OTC derivative market participants to substantial supervision and regulation, including by imposing conservative capital and margin requirements and strong business conduct standards. Derivative contracts that are not cleared through central clearinghouses and exchanges may be subject to substantially higher capital and margin requirements. Although it is not possible at this time to predict whether or when Congress may act on derivatives legislation or how any climate change bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our trading and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of bills currently pending before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, these bills, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 4, 2009, EXCO held its annual meeting of shareholders. At the annual meeting, shareholders acted upon the matters outlined in EXCO’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 23, 2009. The matters voted upon and approved by the holders of our common stock were as follows:

1.	The election of nine directors to the Board of Directors, each for a one-year term;

2.	The proposal to amend the Amended and Restated EXCO Resources, Inc. 2005 Long-Term Incentive Plan to increase the total number of shares of common stock authorized for issuance under such plan by 3,000,000 shares, to require that each share subject to a full-value award granted pursuant to the plan count as 1.17 shares against the total number of shares we have reserved for issuance under the plan and to impose limitations on the share reuse provisions in the plan; and

3.	The ratification of the appointment of KPMG LLP as our independent registered public accounting firm.

Our shareholders approved all of the directors nominated for election at the annual meeting pursuant to the following voting results:

Name	Votes Cast For	Votes Withheld
Douglas H. Miller	196,026,948	736,461
Stephen F. Smith	196,061,978	701,431
Jeffrey D. Benjamin	195,762,281	1,001,128
Vincent J. Cebula	195,788,895	974,514
Earl E. Ellis	195,777,513	985,896
James Ford	195,737,053	1,026,356
Boone Pickens	145,884,222	50,879,187
Jeffrey S. Serota	195,705,855	1,057,554
Robert L. Stillwell	179,555,753	17,207,656

Our shareholders approved the proposal to amend the Amended and Restated EXCO Resources, Inc. 2005 Long Term Incentive Plan and the proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm at the annual meeting pursuant to the following voting results:

Proposal	Number of Votes Cast For	Number of Votes Cast Against	Number of Abstentions
Amend the Amended and Restated EXCO Resources, Inc. 2005 Long Term Incentive Plan	154,986,784	5,935,976	2,233,997

Ratification of KPMG LLP	196,248,005	347,960	167,444

Item 6.	Exhibits

See “Index to Exhibits” for a description of our exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC.
(Registrant)

Date: August 6, 2009	By:	/s/ DOUGLAS H. MILLER
Douglas H. Miller
Chairman and Chief Executive Officer

	By:	/s/ STEPHEN F. SMITH
Stephen F. Smith
President and Chief Financial Officer

	By:	/s/ MARK E. WILSON
Mark E. Wilson
Vice President, Chief Accounting Officer and Controller

Index to Exhibits

Exhibit Number	Description of Exhibits
2.1	Asset Purchase Agreement, dated December 7, 2007, between EXCO Appalachia, Inc., as purchaser, and EOG Resources, Inc., EOG Resources Appalachian LLC and Energy Search, Incorporated, as sellers, filed as an Exhibit to EXCO’s Current Report on Form 8-K dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

2.2	First Amendment to Asset Purchase Agreement, dated February 20, 2008, between EXCO Appalachia, Inc., as purchaser, and EOG Resources, Inc., EOG Resources Appalachian LLC, and Energy Search, incorporated, as sellers, filed as an exhibit to EXCO’s Current Report on Form 8-K dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

2.3	Purchase and Sale Agreement, dated June 28, 2009, by and between EXCO Operating Company, LP, as seller, and Encore Operating, LP, as buyer, filed herewith.

2.4	Purchase and Sale Agreement, dated June 28, 2009, by and between EXCO Resources, Inc., as seller, and Encore Operating, LP, as buyer, filed herewith.

2.5	Purchase and Sale Agreement, dated June 29, 2009, by and among EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production, LLC, as buyer, filed herewith.

2.6	First Amendment, dated July 13, 2009, to Purchase and Sale Agreement by and between EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production Company, LLC, as buyer, filed herewith.

3.1	Third Amended and Restated Articles of Incorporation of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 8, 2006 and filed on February 14, 2006 and incorporated by reference herein.

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 30, 2007 and filed on September 5, 2007 and incorporated by reference herein.

3.3	Second Amended and Restated Bylaws of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 4, 2009 and filed on March 6, 2009 and incorporated by reference herein.

3.4	Statement of Designation of Series A-1 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.5	Statement of Designation of Series A-2 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.6	Statement of Designation of Series B 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.7	Statement of Designation of Series C 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.8	Statement of Designation of Series A-1 Hybrid Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.9	Statement of Designation of Series A-2 Hybrid Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

4.1	Indenture among EXCO Resources, Inc., the Subsidiary Guarantors and Wilmington Trust Company, as Trustee, dated as of January 20, 2004, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2008 filed February 26, 2009 and incorporated by reference herein.

4.2	First Supplemental Indenture by and among EXCO Resources, Inc., North Coast Energy, Inc., North Coast Energy Eastern, Inc. and Wilmington Trust Company, as Trustee, dated as of January 27, 2004, filed as an Exhibit to EXCO’s Registration Statement on Form S-4 filed March 25, 2004 and incorporated by reference herein.

4.3	Second Supplemental Indenture by and among EXCO Resources, Inc., Pinestone Resources, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2004 filed March 31, 2005 and incorporated by reference herein.

4.4	Third Supplemental Indenture by and among EXCO Resources, Inc., TXOK Acquisition, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K filed on February 21, 2006 and incorporated by reference herein.

4.5	Form of 7 1/4% Global Note Due 2011, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on May 6, 2009 and incorporated by reference herein.

4.6	Specimen Stock Certificate for EXCO’s common stock, filed as an Exhibit to EXCO’s Amendment No. 2 to the Form S-1 (File No. 333- 129935) filed on January 27, 2006 and incorporated by reference herein.

4.7	Fourth Supplemental Indenture, dated as of May 4, 2006, by and among EXCO Resources, Inc., Power Gas Marketing & Transmission, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 4, 2006 and filed on May 10, 2006 and incorporated by reference herein.

4.8	Fifth Supplemental Indenture, dated as of May 2, 2007, by and among EXCO Resources, Inc., Southern G Holdings, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

4.9	Sixth Supplemental Indenture, dated as of February 12, 2008, by and among EXCO Resources, Inc., EXCO Services, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2007 filed February 29, 2008 and incorporated by reference herein.

4.10	First Amended and Restated Registration Rights Agreement, by and among EXCO Holdings Inc. and the Initial Holders (as defined therein), effective January 5, 2006, filed as an Exhibit to EXCO’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-129935) filed on January 6, 2006 and incorporated by reference herein.

4.11	Registration Rights Agreement, dated March 28, 2007, by and among EXCO Resources, Inc. and the other parties thereto with respect to the 7.0% Cumulative Convertible Perpetual Preferred Stock and the Hybrid Preferred Stock, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

4.12	Registration Rights Agreement, dated March 28, 2007, by and among EXCO Resources, Inc. and the other parties thereto with respect to the Hybrid Preferred Stock, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

4.13	Seventh Supplemental Indenture, dated as of June 30, 2008, by and among EXCO Resources, Inc., EXCO-North Coast Energy, Inc. and Wilmington Trust Company, as Trustee, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2008 and incorporated by reference herein.

4.14	Eighth Supplemental Indenture, dated as of December 31, 2008, by and among EXCO Resources, Inc., EXCO Mid-Continent MLP, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2008 filed February 26, 2009 and incorporated by reference herein.

10.1	Indenture among EXCO Resources, Inc., the Subsidiary Guarantors and Wilmington Trust Company, as Trustee, dated as of January 20, 2004, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2008 filed February 26, 2009 and incorporated by reference herein.

10.2	First Supplemental Indenture by and among EXCO Resources, Inc., North Coast Energy, Inc., North Coast Energy Eastern, Inc. and Wilmington Trust Company, as Trustee, dated as of January 27, 2004, filed as an Exhibit to EXCO’s Registration Statement on Form S-4 filed March 25, 2004 and incorporated by reference herein.

10.3	Second Supplemental Indenture by and among EXCO Resources, Inc., Pinestone Resources, LLC and Wilmington Trust Company, as Trustee, dated as of December 21, 2004, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2004 filed March 31, 2005 and incorporated by reference herein.

10.4	Third Supplemental Indenture by and among EXCO Resources, Inc., TXOK Acquisition, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K/A-Amendment No. 1, dated February 8, 2006 and filed on February 21, 2006 and incorporated by reference herein.

10.5	Fourth Supplemental Indenture, dated as of May 4, 2006, by and among EXCO Resources, Inc., Power Gas Marketing & Transmission, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 4, 2006 and filed on May 10, 2006 and incorporated by reference herein.

10.6	Form of 7 1/4% Global Note Due 2011, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on May 6, 2009 and incorporated by reference herein.

10.7	Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.8	Form of Incentive Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.9	Form of Nonqualified Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.10	Form of Restricted Stock Award Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.*

10.11	Third Amended and Restated EXCO Resources, Inc. Severance Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.12	Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.

10.13	Letter Agreement, dated March 28, 2007, with OCM Principal Opportunities Fund IV, L.P. and OCM EXCO Holdings, LLC, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.*

10.14	Letter Agreement, dated March 28, 2007, with Ares Corporate Opportunities Fund, ACOF EXCO, L.P., ACOF EXCO 892 Investors, L.P., Ares Corporate Opportunities Fund II, L.P., Ares EXCO, L.P. and Ares EXCO 892 Investors, L.P, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.15	Amended and Restated Credit Agreement, dated as of March 30, 2007, among EXCO Partners Operating Partnership, LP, as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Book runner and Lead Arranger, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.16	Registration Rights Agreement, dated March 28, 2007, by and among EXCO Resources, Inc. and the other parties thereto with respect to the 7.0% Cumulative Convertible Perpetual Preferred Stock and the Hybrid Preferred Stock, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.17	Registration Rights Agreement, dated March 28, 2007, by and among EXCO Resources, Inc. and the other parties thereto with respect to the Hybrid Preferred Stock, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.18	Second Amended and Restated Credit Agreement, dated as of May 2, 2007, among EXCO Resources, Inc. as Borrower, certain of its subsidiaries, as Guarantors, the Lenders defined therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Book runner and Lead Arranger, filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

10.19	Fifth Supplemental Indenture, dated as of May 2, 2007, by and among EXCO Resources, Inc., Southern G Holdings, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

10.20	Purchase Agreement, effective August 15, 2007, between OCM GW Holdings, LLC and EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 15, 2007 and filed on August 21, 2007 and incorporated by reference herein.

10.21	Asset Purchase Agreement, dated December 7, 2007, between EXCO Appalachia, Inc., as purchaser, and EOG Resources, Inc., EOG Resources Appalachian LLC and Energy Search, Incorporated, as sellers, filed as an Exhibit to EXCO’s Current Report on Form 8-K dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

10.22	Sixth Supplemental Indenture, dated as of February 12, 2008, by and among EXCO Resources, Inc., EXCO Services, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2007 filed February 29, 2008 and incorporated by reference herein.

10.23	Counterpart Agreement, dated February 4, 2008, to that Certain Second Amended and Restated Credit Agreement, dated May 2, 2007, among EXCO Resources, Inc., as Borrower, and certain subsidiaries of Borrower and the lender parties thereto, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2007 filed February 29, 2008 and incorporated by reference herein.

10.24	First Amendment to Second Amended and Restated Credit Agreement, dated as of February 20, 2008, by and among EXCO Resources, Inc., as Borrower, certain of its subsidiaries, as Guarantors, the Lenders defined herein, and JP Morgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

10.25	First Amendment to Amended and Restated Credit Agreement, dated as of February 20, 2008, by and among EXCO Partners Operating Partnership, LP, as Borrower, certain of its subsidiaries, as Guarantors, the Lenders defined therein and JP Morgan Chase Bank, N.A., as Administrative Agent, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

10.26	First Amendment to Asset Purchase Agreement, dated February 20, 2008, between EXCO Appalachia, Inc., as purchaser, and EOG Resources, Inc., EOG Resources Appalachian LLC, and Energy Search, Incorporated, as sellers, filed as an exhibit to EXCO’s Current Report on Form 8-K dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

10.27	Seventh Supplemental Indenture, dated as of September 30, 2008, by and among EXCO Resources, Inc., EXCO-North Coast Energy, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q filed on August 6, 2008 and incorporated by reference herein.

10.28	Second Amendment to Amended and Restated Credit Agreement, dated as of July 14, 2008, among EXCO Operating Company, LP, as borrower, and certain of its subsidiaries as guarantors, and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K dated July 14, 2008 and filed on July 16, 2008 and incorporated by reference herein.

10.29	Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 14, 2008 and effective as of June 30, 2008, among EXCO Resources, Inc., as borrower, and certain of its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated July 14, 2008 and filed on July 16, 2008 and incorporated by reference herein.

10.30	Seventh Supplemental Indenture, dated as of June 30, 2008, by and among EXCO Resources, Inc., EXCO-North Coast Energy, Inc. and Wilmington Trust Company, as Trustee, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2008 and incorporated by reference herein.

10.31	Third Amendment to Amended and Restated Credit Agreement, dated as of December 1, 2008, among EXCO Operating Company, LP, as borrower, and certain of its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated December 1, 2008 and filed on December 5, 2008 and incorporated by reference herein.

10.32	Senior Unsecured Term Credit Agreement, dated as of December 8, 2008, among EXCO Operating Company, LP, as borrower, and certain of its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc., as sole book runner and lead arranger, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated December 8, 2008 and filed on December 8, 2008 and incorporated by reference herein.

10.33	Third Amendment to Second Amended and Restated Credit Agreement, dated as of February 4, 2009, among EXCO Resources, Inc., as borrower, and certain of its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated February 4, 2009 and filed on February 5, 2009 and incorporated by reference herein.

10.34	Eighth Supplemental Indenture, dated as of December 31, 2008, by and among EXCO Resources, Inc., EXCO Mid-Continent MLP, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2008 filed February 26, 2009 and incorporated by reference herein.

10.35	Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of April 17, 2009, among EXCO Resources, Inc., as borrower, certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated April 17, 2009 and filed on April 20, 2009 and incorporated by reference herein.

10.36	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 17, 2009, among EXCO Operating Company, LP, as borrower, certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated April 17, 2009 and filed on April 20, 2009 and incorporated by reference herein.

10.37	Purchase and Sale Agreement, dated June 28, 2009, by and between EXCO Operating Company, LP, as seller, and Encore Operating, LP, as buyer, filed herewith as Exhibit 2.3.

10.38	Purchase and Sale Agreement, dated June 28, 2009, by and between EXCO Operating Company, LP, as seller, and Encore Operating, LP, as buyer, filed herewith as Exhibit 2.4.

10.39	Purchase and Sale Agreement, dated June 29, 2009, by and among EXCO Resources, Inc. and EXCO Production Company, LP, as sellers, and BG US Production, LLC, as buyer, filed herewith as Exhibit 2.5.

10.40	Amendment Number One to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated June 4, 2009 and filed on June 10, 2009 and incorporated by reference herein.

10.41	Form of Joint Development Agreement, by and among BG US Production Company, LLC, EXCO Operating Company, LP and EXCO Production Company, LP, filed herewith.

10.42	First Amendment, dated July 13, 2009, to Purchase and Sale Agreement by and between EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production Company, LLC, as buyer, filed herewith as Exhibit 2.6.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Accounting Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed herewith.

*	These exhibits are management contracts.