Form 10-K
period 2009-12-31
EXCO RESOURCES INC
filed 2010-02-24
CIK 316300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 12, 2010, the registrant had 212,054,805 outstanding shares of common stock, par value $.001 per share, which is its only class of common stock. As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $1,803,590,000.

For purposes of this calculation only, affiliates include all shares held by all officers, directors and 10% or greater shareholders.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2010 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

i

EXCO RESOURCES, INC.

PART I

ITEM 1.	BUSINESS

General

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “EXCO,” “EXCO Resources,” “Company,” “we,” “us,” and “our” are to EXCO Resources, Inc. and its consolidated subsidiaries.

We have provided definitions of terms commonly used in the oil and natural gas industry in the “Glossary of selected oil and natural gas terms” beginning on page 29.

EXCO Resources, a Texas corporation incorporated in October 1955, is an independent oil and natural gas company engaged in the exploration, exploitation, development and production of onshore North American oil and natural gas properties. Our principal operations are conducted in key North American oil and natural gas areas including East Texas, North Louisiana, Appalachia and the Permian. In addition to our oil and natural gas producing operations, we own a 50% interest in a midstream joint venture in the East Texas/North Louisiana area. As of December 31, 2009, our Proved Reserves were approximately 1.0 Tcfe, of which 96.5% were natural gas and 67.1% were Proved Developed Reserves. As of December 31, 2009, the PV-10 and the Standardized Measure of our Proved Reserves was $747.7 million (see “—Summary of geographic areas of operations” for a reconciliation of PV-10 to Standardized Measure of Proved Reserves). For the year ended December 31, 2009, we produced 128.2 Bcfe of oil and natural gas. Based on December 2009 average daily production of 224.0 Mmcfe per day, this translates to a reserve life of approximately 11.7 years.

Our business strategy

Historically, we used acquisitions of producing properties with additional development drilling and workover opportunities and vertical drilling of development wells in established producing areas as our vehicle for growth. As a result of our acquisitions, we have accumulated an inventory of drilling locations and acreage holdings with significant potential in the Haynesville/Bossier and Marcellus shale resource plays. This shale potential has allowed us to shift our focus to exploit these shales primarily through horizontal drilling. Future acquisitions are likely to be focused on increasing our shale resource holdings in the East Texas/North Louisiana and Appalachian areas. We will continue to develop certain vertical drilling opportunities in East Texas, North Louisiana, Appalachia and Permian as economic conditions permit.

We plan to achieve reserve, production and cash flow growth by executing our strategy as highlighted below:

•	Develop our shale resource plays

We hold significant acreage positions in prominent shale plays in the United States. In East Texas and North Louisiana, we own approximately 53,900 net acres in the Haynesville/Bossier shale plays. During 2008, we conducted our initial technical evaluations and drilling of test wells in the Haynesville shale. In the fourth quarter of 2008, we drilled and completed our first horizontal well in the play. In 2009, we spud 43 operated horizontal wells and entered into a joint venture with affiliates of BG Group plc, or BG Group, to jointly develop this area. In addition to our operated drilling, we participated in 20 Haynesville horizontal wells operated by others.

Our operational focus has yielded significant improvements in drilling and completion efficiencies in our Haynesville program. Our initial horizontal wells in the program required 72 days from spud to rig release. The amount of time to drill these wells has continued to improve and our most recent wells have averaged 37 days from spud to rig release, a 50% reduction over a one-year period. By utilizing dedicated fracture stimulation fleets, the consistency in and efficiency of our fracturing operations has improved. We continue to work very closely with our midstream operations to plan the drilling and completion timing of our new wells, which allows us to flow new completions to sales promptly after fracture stimulation.

In our Appalachia region, we hold approximately 343,000 net acres in the Marcellus and Huron shale resource plays. Our principal activities to date have been focused on technical evaluations of our acreage holdings, expansion of our technical staff, evaluation of test wells and our acreage position. Our significant held-by-production position allows us to dictate our continued enhancement of the pace of development in the Marcellus and Huron shales. We have commenced with a horizontal drilling program and plan to run one horizontal drilling rig during 2010 while continuing our technical evaluations in this large geographic area.

•	Pursue joint venture opportunities

The shale resource plays are capital intensive and require significant expenditures for drilling, completing, treating and pipeline take-away capacity. In our Haynesville/Bossier shale play, we entered into joint venture transactions with BG Group to jointly develop the upstream assets and expand our midstream infrastructure. The Marcellus and Huron shale areas cover a geographic area which is significantly larger than the Haynesville/Bossier shale area. We intend to seek joint venture partners in these areas to enhance our financial flexibility while developing these assets at an accelerated pace.

•	Expand our midstream assets

We jointly own a midstream company in our East Texas/North Louisiana operating area with BG Group. These assets enhance our ability to promptly hook-up our wells for delivery of our production to markets. We are presently completing construction of a 36-inch diameter 29-mile header system in DeSoto Parish, Louisiana and expanding our other gathering systems in East Texas and North Louisiana to facilitate the rapid production growth resulting from our Haynesville shale drilling program. In Appalachia, we intend to pursue similar midstream expansions as part of our operating strategy. These expansions will also provide opportunities to transport third party gas and generate incremental gathering and transportation fee income.

•	Exploit our multi-year development inventory

Our prior strategy of acquiring producing properties created a portfolio with a multi-year inventory of shale and conventional drilling locations and exploitation projects. This inventory consists of step-out drilling, infill drilling, exploratory drilling, workovers and recompletions. In 2009, we drilled and completed 41 horizontal wells with a 100% drilling success rate. Despite reducing our vertical drilling program in 2009 from prior years due to low commodity prices, we still participated in the drilling and completion of 62 vertical wells with a 96.8% success rate. As of December 31, 2009, we have identified 11,856 drilling locations and 1,497 exploitation projects across our portfolio.

•	Maintain financial flexibility

We employ the use of debt and equity, along with a comprehensive derivative financial instrument program, to support our business strategy. This approach enhances our ability to execute our business plan over the entire commodity price cycle, protect our returns on investments and manage our capital structure. Our derivative financial instruments contributed $478.5 million of cash settlements which offset low commodity prices during 2009. During 2009, our joint venture strategy and divestiture program resulted in a reduction of debt from $3.0 billion at the beginning of 2009 to $1.2 billion by the end of 2009 (prior to receipt of $53.8 million of acreage reimbursements from our joint venture partner subsequent to December 31, 2009).

•	Actively manage our portfolio and associated costs

We periodically review our properties to identify cost savings opportunities and divestiture candidates. We actively seek to dispose of properties with higher operating costs, properties that are not within our core geographic operating areas and properties that are not strategic. We also seek to opportunistically divest properties in areas in which acquisitions and investment economics no longer meet our objectives. During 2009, we completed asset divestitures, excluding the joint venture transactions with BG Group, totaling approximately $1.1 billion of proceeds. The divestiture program resulted in our exiting a number of areas, including the Mid-Continent operating area and our operations in the state of Ohio.

•	Seek acquisitions that meet our strategic and financial objectives in our core operating areas

Historically, we have maintained a disciplined acquisition process to identify and acquire properties in our core operating areas that have established production histories and value enhancement potential through development drilling and exploitation projects. Our shale resource plays have created a shift in our acquisition focus from producing properties to opportunistic acreage acquisitions with additional shale potential. Acreage acquisitions differ from our prior strategy of acquiring producing properties as the acreage does not result in immediate production and cash flows or provide an incremental borrowing base increase under our credit agreements. As a result, our acreage acquisition strategy will be dependent on our available borrowing base.

•	Identify and exploit upside opportunities on our acquired properties

Our acquisitions and their resulting shale upside have led to significant reserve addition opportunities above those identified at the date of acquisition. In our East Texas/North Louisiana area, we plan to aggressively drill horizontal wells, implement down spacing of wells, and recomplete existing wells to enhance our production and reserve position. In Appalachia, our focus will be directed toward unconventional drilling and exploitation of the Marcellus shale resource play. We continue to exploit our Permian assets, which have resulted in higher oil production than originally expected.

Our strengths

We have a number of strengths that we believe will help us successfully execute our strategy.

•	High quality asset base in attractive regions

We own, and plan to maintain, a geographically diversified reserve base. Our principal operations are in the East Texas/North Louisiana, Appalachia and Permian areas. Our properties are generally characterized by:

•	long reserve lives;

•	exploration opportunities;

•	a multi-year inventory of development drilling and exploitation projects;

•	high drilling success rates;

•	a high natural gas concentration; and

•	significant unproved reserves and resources.

•	Skilled technical personnel with supplemental support and expertise from our joint venture partner

Our acquisitions and hiring programs have provided us with skilled multi-disciplined technical and operational personnel who have allowed us to rapidly ramp up our horizontal drilling program. In addition, our access to BG Group’s personnel in the East Texas/North Louisiana area supplement our execution strategy.

•	Shale resource plays

Our Haynesville, Bossier, Marcellus and Huron shale resource plays present significant opportunities to grow our reserves with low finding and development costs. Since the majority of the acreage in these areas is held-by-production, we are not forced to commit large amounts of capital over a short period of time to avoid lease expirations.

•	Experienced management team with significant employee ownership

Our management team has led both public and private oil and natural gas companies over the past 20 years and has an average of over 26 years of industry experience in exploring, acquiring, developing and exploiting oil and natural gas properties. Our management team first purchased a significant ownership interest in us in December 1997, and since then we have achieved substantial growth in reserves and production. Since the beginning of 1998, we have increased our Proved Reserves from approximately 4.7 Bcfe to approximately 1.0 Tcfe for December 2009, and our average daily production increased from less than 1 Mmcfe per day in 1997 to 224.0 Mmcfe per day for December 31, 2009. As of February 10, 2010, our named executives (excluding our outside directors) own approximately 4.6% of our issued and outstanding common stock and exercisable stock options and our outside directors and/or their affiliated investment funds own approximately 28.1% of our issued and outstanding common stock and exercisable stock options, which aligns their objectives with those of our shareholders.

•	Operational control

We operate a significant portion of our properties, coupled with significant held-by-production acreage, which permits us to manage our operating costs and better control capital expenditures as well as the timing of development and exploitation activities. As of December 31, 2009, we operated 7,416 gross wells which represented approximately 97.0% of our Proved Reserves.

Plans for 2010

Our efforts in 2009 were primarily focused on ramping up our drilling activities in the Haynesville shale, de-leveraging our balance sheet and executing our divestiture program to allow for increased attention on exploitation of our shale play assets. Commodity prices were substantially lower in 2009 compared with 2008 and presented significant challenges to economically develop our portfolio. However, the impacts of these lower commodity prices were substantially mitigated by our derivative financial instruments program.

The closing of our upstream and midstream joint venture transactions with BG Group, coupled with our successful divestiture program, provided us with cash to execute our horizontal drilling program in East Texas/North Louisiana, strategically add to our acreage position and reduce our debt by $1.8 billion. In addition to the cash received from BG Group in connection with the upstream joint venture transaction, BG Group also agreed to fund $400.0 million of capital development attributable to our 50% interest in the venture, or the BG Carry, with BG Group paying 75% of our share of drilling and completion costs in the Haynesville/Bossier shales until the $400.0 million funding is satisfied. The BG Carry applies only to drilling and completion activities below the Cotton Valley formation, particularly focusing on the Haynesville/Bossier shales. Other expenditures are shared equally between EXCO and BG Group.

Our plans for 2010 are focused on the Haynesville/Bossier and Marcellus shales. Budgeted capital expenditures for 2010 total $471.4 million, of which $409.4 million, or 86.8%, is allocated to our East Texas/North Louisiana and Appalachia regions. In East Texas and North Louisiana, capital expenditures in the area of mutual interest with BG Group, or BG AMI, are expected to total $740.8 million, with EXCO’s share being approximately $165.3 million, which reflects the favorable impact of $205.1 million to be funded pursuant to the BG Carry. In Appalachia, our planned capital expenditures total $154.2 million.

The 2010 capital budget includes $39.1 million for midstream activities, which includes a $7.8 million contribution to TGGT Holdings, LLC, or TGGT. TGGT is the newly formed midstream joint venture owned equally by EXCO and BG Group. TGGT owns the midstream assets located within the BG AMI in East Texas and North Louisiana. The TGGT capital budget for 2010 is $101.0 million, $50.5 million net to EXCO’s interest. This budget will be mostly funded by internal TGGT cash flow. In addition, the management of TGGT is evaluating several expansion projects which, if approved, will require additional capital contributions.

We expect commodity prices, particularly for natural gas, to be volatile and this volatility may have an impact on our drilling activities. We have consistently used derivative financial instruments as a strategy to mitigate commodity price volatility and we expect to continue to enter into derivative financial instruments as opportunities arise.

Significant activities during 2009

Haynesville shale

In the fourth quarter of 2008, we completed our first horizontal well in the Haynesville shale. In 2009, we significantly expanded our activities in this area, both internally during the first and second quarters and jointly with BG Group beginning in the third quarter, to become a significant operator in the play. We spud 43 operated horizontal wells in 2009 and completed and turned to sales 25 wells. We are presently operating 13 drilling rigs in the area. In DeSoto Parish, Louisiana, where we have focused our 2009 drilling, our average initial production rate per well has averaged 22.8 Mmcf per day. The addition of BG Group as a strategic partner will allow us to accelerate drilling in the area in 2010 and beyond. Another strategic component in the Haynesville area is our ownership interest in TGGT. The integration with TGGT provides us with timely well connections and priority pipeline space to deliver our production to market.

Marcellus shale

Our efforts in 2009 in the Marcellus shale were focused on testing and evaluating our shale holdings to determine the best areas and techniques for development. This consisted of drilling and coring vertical test wells, analyzing cores and logs, testing stimulation methods and solving future marketing, logistics and regulatory issues associated with this shale play. As a result of these efforts, we have shifted our focus to horizontal well drilling primarily in central Pennsylvania, where we are beginning a horizontal drilling program. We are also planning expansion of our midstream assets in the area to accommodate the expected future natural gas production from both EXCO and third party development.

Joint ventures and divestiture program

A summary of our joint venture and divestiture activities during 2009 is presented on the following table. Proceeds from the transactions were used to reduce our debt and fund our capital program.

(in thousands)	Proceeds(1)
Operating division
East Texas/North Louisiana
BG Upstream Transaction	$713,779
BG Midstream Transaction	269,237
East Texas Transaction	154,299
Other East Texas/North Louisiana	22,327
Mid-Continent
Mid-Continent Transaction	197,730
Sheridan Transaction(2)	531,351
Other Mid-Continent	5,482
Appalachia
EnerVest Transaction(2)(3)	129,737
Permian	40,042

Total joint ventures and divestitures	$2,063,984

(1)	Net of selling expenses.

(2)	Subject to final closing adjustments.

(3)	Pending receipt of an additional $13.1 million of consents.

On August 11, 2009, we closed a sale of properties located in East Texas, or the East Texas Transaction, with Encore Operating, LP, or Encore. Pursuant to the East Texas Transaction, we sold all of our interests in certain oil and natural gas properties located in our Overton Field and Gladewater area of East Texas. We received $154.3 million in cash, after final closing adjustments.

On August 11, 2009, we closed a sale of properties located in Texas and Oklahoma, or the Mid-Continent Transaction, with Encore. Pursuant to the Mid-Continent Transaction, we sold all of our interests in certain oil and natural gas properties located in our Mid-Continent operating area. We received $197.7 million in cash, after final closing adjustments.

On August 14, 2009, we closed a sale and joint development transaction with BG Group for the sale of an undivided 50% of our interest in the BG AMI, which included most of our oil and natural gas assets in East Texas and North Louisiana (excluding the Vernon Field, Gladewater area, Overton Field and Redland Field), or the BG Upstream Transaction. The BG Upstream Transaction includes agreements for the joint development and operation of our Haynesville and Bossier shales as well as the shallow Cotton Valley and other formations located in the BG AMI. We received $713.8 million in cash, after final closing adjustments necessary to reflect the January 1, 2009 effective date. Pursuant to this transaction, BG Group will also fund $400.0 million of capital development attributable to our 50% interest, with BG Group paying 75% of our share of drilling and completion costs on the deep rights (Haynesville and Bossier shales) until the $400.0 million commitment is satisfied. Under the terms of the agreement, BG Group’s funding of the $400.0 million commitment will be satisfied solely through drilling of deep right wells as defined in the agreement. As of December 31, 2009, the remaining balance of the BG Carry was approximately $367.7 million.

In addition, on August 14, 2009, we closed the sale of 50% of our membership interest in TGGT to an affiliate of BG Group which now holds most of our East Texas and North Louisiana midstream assets, or the BG Midstream Transaction. Our Vernon Field midstream assets were excluded from the BG Midstream Transaction. Pursuant to the contribution agreement, we contributed TGG Pipeline, Ltd., or TGG, which owns an intrastate pipeline in East Texas and a gathering system in North Louisiana and Talco Midstream Assets, Ltd., or Talco, which owns gathering assets in East Texas and North Louisiana, to TGGT. BG Group contributed $269.2 million in cash, after final closing adjustments, to TGGT and we received those funds from TGGT as a special distribution at closing. EXCO Operating Company, LP, or EXCO Operating, now owns 50% of TGGT and the affiliate of BG Group owns 50% of TGGT. The effective date of this transaction was also January 1, 2009.

The total cash proceeds of $983.0 million from the BG Upstream Transaction and the BG Midstream Transaction were used to repay EXCO Operating’s $300.0 million senior unsecured term credit agreement, or the Term Credit Agreement, create an evergreen escrow funding account to develop the Haynesville operations, and provide a working capital contribution to TGGT, with the remainder applied to the outstanding balances under EXCO Operating’s credit agreement.

On November 10, 2009, we closed the sale of our remaining assets in our Mid-Continent operating area to Sheridan Holding Company I, LLC, or the Sheridan Transaction, for $531.4 million, subject to final closing adjustments. The sale was effective as of October 1, 2009.

On November 24, 2009, we closed the sale of certain Ohio and Northwestern Pennsylvania producing assets to EV Energy Partners, L.P., along with certain institutional partnerships managed by EnerVest, Ltd., or the EnerVest Transaction, for $129.7 million, subject to final closing adjustments. In connection with the closing, the parties agreed to hold back approximately $13.1 million of the properties pending the receipt of required consents from third parties necessary to transfer such properties. The sale was effective as of September 1, 2009.

During the year, we also closed sales of other non-strategic assets across all of our operating areas, resulting in net cash proceeds of approximately $67.9 million after final closing adjustments.

Acreage acquisitions

As part of our ongoing shale-focused strategy, we acquired acreage within the BG AMI in the Haynesville/Bossier shale play throughout 2009. A substantial amount of this acreage was acquired in the fourth quarter, where we completed acquisitions of undeveloped acreage and other assets for approximately $251.5 million. Pursuant to terms contained within the agreement in the BG Upstream Transaction, we offered BG Group 50% of these acquisitions under terms identical to our acquisition agreements. BG Group has 60 days to elect to participate for their share of acquisitions. BG has elected to acquire their 50% interest in all cases in which the election period has been completed.

In our Appalachia region, we completed acreage acquisitions totaling $6.6 million in 2009.

Debt reduction

During 2009, we reduced our consolidated debt to $1.2 billion as of December 31, 2009 from $3.0 billion as of December 31, 2008. The reductions were the result of our successful joint venture transactions with BG Group and our divestiture program. The joint ventures and divestitures also affected the borrowing bases in our two revolving credit agreements. A summary of our outstanding long-term debt as of December 31, 2009 and 2008 is as follows:

	December 31,
(in thousands)	2009	2008
EXCO Resources Credit Agreement	$81,486	$1,048,951
EXCO Operating Credit Agreement	666,078	1,218,485
Term Credit Agreement	—	300,000
7 1/4% Senior Notes due January 15, 2011	444,720	444,720
Unamortized premium on 7 1/4% Senior Notes due January 15, 2011	3,993	7,582

Total debt	$1,196,277	$3,019,738

As of December 31, 2009, we had cash and cash equivalents of $68.4 million and $58.9 million of restricted cash. The restricted cash is principally comprised of our share of an evergreen escrow account with BG Group which is used to fund our share of operations and development within the BG AMI.

A summary of each of our revolving credit agreements, senior notes and other debt is presented below.

EXCO Resources credit agreement.    The EXCO Resources credit agreement, as amended, or the EXCO Resources Credit Agreement, matures on March 30, 2012 and had a borrowing base of $450.0 million as of December 31, 2009.

EXCO Operating credit agreement.    The EXCO Operating credit agreement, as amended, or the EXCO Operating Credit Agreement, matures on March 30, 2012 and had a borrowing base of $850.0 million as of December 31, 2009.

7 1/4% senior notes due January 15, 2011.     EXCO has issued 7 1/4% senior notes due January 15, 2011, or the Senior Notes, totaling $444.7 million as of December 31, 2009. Interest is payable semi-annually on January 15 and July 15 of each year. We presently have sufficient borrowing capacity under the EXCO Resources Credit Agreement and the EXCO Operating Credit Agreement to pay the Senior Notes.

Term Credit Agreement.    In connection with the closings of the BG Upstream Transaction and the BG Midstream Transaction, the Term Credit Agreement was paid in full on August 14, 2009. The Term Credit Agreement was due and payable on January 15, 2010. As a result of the early payment of the Term Credit Agreement, EXCO Operating avoided payment of a $9.0 million duration fee that would have been due on September 15, 2009.

Summary of geographic areas of operations

The following tables set forth summary operating information attributable to our principal geographic areas of operation:

Areas	Total Proved Reserves (Bcfe)(1)	PV-10 (in millions)(1)(2)	Average December daily net production (Mmcfe)	Reserve life (years)(3)
East Texas/North Louisiana	630.0	$562.7	168.0	10.3
Appalachia	264.8	107.3	38.0	19.1
Permian and other	64.0	77.7	18.0	9.7

Total	958.8	$747.7	224.0	11.7

Areas	Identified drilling locations(4)	Identified exploitation projects(5)	Total gross acreage	Total net acreage(6)
East Texas/North Louisiana	3,798	930	266,047	155,945
Appalachia	7,592	537	726,499	654,168
Permian and other	466	30	190,059	137,420

Total	11,856	1,497	1,182,605	947,533

(1)	The total Proved Reserves and PV-10 for non-shale properties, excluding future plugging and abandonment costs, of the Proved Reserves, as used in this table, were prepared by Lee Keeling and Associates, Inc., or Lee Keeling, an independent petroleum engineering firm located in Tulsa, Oklahoma. The total Proved Reserves and PV-10 for our shale properties, excluding future plugging and abandonment costs, as used in the table, were prepared by Haas Petroleum Engineering Services, Inc., or Haas Engineering, an independent petroleum engineering firm located in Dallas, Texas. For each area set forth in the table, the Proved Reserves were extracted from the reports from Lee Keeling and Haas Engineering by our internal engineers. The estimated future plugging and abandonment costs necessary to compute PV-10 were computed internally.

(2)	The PV-10 data used in this table is based on the simple average spot prices for the trailing twelve month period using the first day of each month beginning on January 1, 2009 and ended on December 1, 2009, of $3.87 per Mmbtu for natural gas and $61.18 per Bbl for oil, in each case adjusted for geographical and historical differentials. Market prices for oil and natural gas are volatile. See “Item 1A. Risk factors—Risks relating to our business.” We believe that PV-10 before income taxes, while not a financial measure in accordance with generally accepted accounting principles, or GAAP, is an important financial measure used by investors and independent oil and natural gas producers for evaluating the relative significance of oil and natural gas properties and acquisitions because the tax characteristics of comparable companies can differ materially. The total Standardized Measure, a measure recognized under GAAP, for our Proved Reserves as of December 31, 2009 was $747.4 million. The Standardized Measure represents the PV-10 after giving effect to income taxes, and is calculated in accordance with Accounting Standards Codification Topic 932, “Extractive Activities—Oil and Gas,” or ASC 932. The 32.2% decrease in the natural gas price at December 31, 2009 compared with December 31, 2008 resulted in significantly lower future net revenues and future net cash flows. Our existing net operating loss carry-forwards combined with reduced cash flows eliminated estimated future taxable income. The amount of estimated future plugging and abandonment costs, the PV-10 of these costs and the Standardized Measure were determined by us. We do not designate our derivative financial instruments as hedges and accordingly, do not include the impact of derivative financial instruments when computing the Standardized Measure. The following table provides a reconciliation of our PV-10 to our Standardized Measure as of December 31, 2009.

	At December 31,
(in millions)	2009	2008	2007
PV-10	$747.7	$2,473.5	$3,945.9
Future income taxes	—	(649.8)	(1,857.5)
Discount of future income taxes at 10% per annum	—	412.6	1,030.5

Standardized Measure	$747.7	$2,236.3	$3,118.9

(3)	For purposes of this table, the reserve life is calculated by dividing the Proved Reserves (on an Mmcfe basis) by the annualized daily production volumes for December 2009.

(4)	Identified drilling locations represent total gross drilling locations identified and scheduled by our management as an estimation of our multi-year drilling activities on existing acreage. Of the total locations shown in the table, 1,726 are classified as proved. Our actual drilling activities may change depending on the availability of capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, drilling results and other factors. See “Item 1A. Risk factors—Risks relating to our business.”

(5)	Identified exploitation projects represent total gross exploitation projects, such as workovers, recompletions, and other non-drilling activities, identified and scheduled by our management as an estimation of our multi-year exploitation projects on existing acreage. Of the total exploitation projects shown in the table, 874 are classified as proved. Our actual exploitation projects may change depending on the availability of capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs and other factors. See “Item 1A. Risk factors—Risks relating to our business.”

(6)	Includes 38,638, 95,851 and 25,557 net acres with leases expiring in 2010, 2011 and 2012, respectively. Net acreage at December 31, 2009 reflects a reduction of 7,341 acres that BG Group elected to acquire after December 31, 2009, pursuant to the BG AMI.

Our development and exploitation project areas

East Texas/North Louisiana

The East Texas/North Louisiana area is comprised of the Cotton Valley Sand trend, which covers portions of the East Texas Basin and the Northern Louisiana Salt Basin, and the Haynesville shale play that rapidly developed in northwest Louisiana and East Texas beginning in 2008. EXCO operates or participates in over 1,300 total wells in the area and has significant operations base and infrastructure in East Texas and North Louisiana. We are targeting tight gas sand reservoirs along the Cotton Valley Sand trend at depths of approximately 6,500 to 15,000 feet. Operations in the area are generally characterized by long-lived reserves, high drilling success rates and wells with relatively high initial production rates. Due to the tight nature of the reservoirs, development programs are mostly focused on infill development drilling and extension of field limits. The Haynesville/Bossier shale plays lie beneath the Cotton Valley. Our Haynesville shale targets are approximately 12,000 feet true vertical depth and developed with horizontal wells that are typically approximately 16,500 feet measured depth. Based on our 2009 results we have realized in the shale play, the majority of our focus in this area will be on horizontal shale development drilling.

Haynesville/Bossier shale

In the Haynesville/Bossier shale resource play in the East Texas/Northwest Louisiana area we hold approximately 53,900 net acres. The core area of the Haynesville shale is located in Desoto and Caddo Parishes in Louisiana and Harrison and Panola Counties in Texas. A large percentage of our core area acreage is held by our existing Cotton Valley, Hosston and Travis Peak production. During the fourth quarter of 2009, we acquired 14,700 net acres in several transactions, all located in the core area of the shale play. This additional acreage is complementary to our existing acreage, operations and pipeline infrastructure and provides significant additional development potential in the play.

Our development program in the Haynesville shale play has transitioned from a vertical testing and data acquisition program to a full horizontal development drilling program. In early 2009 we were running 4 operated horizontal rigs in the play and we exited 2009 with 12 operated horizontal rigs. In 2009, we spud 43 operated horizontal wells and by year end had 25 of those wells completed and flowing to sales. Our first horizontal well, the Oden 30H #6 in DeSoto Parish, Louisiana has performed exceptionally well, having produced 3.2 Bcf of natural gas during its first year of production. EXCO operated wells in the DeSoto Parish have averaged initial production rates of approximately 23 Mmcf per day. We also participated in 12 outside operated horizontal Haynesville wells that were completed and turned to sales in 2009. At year end 2009, we had 12 operated horizontal rigs drilling. We are adding two additional horizontal drilling rigs in the first quarter of 2010, which will bring our operated rig count to 14. We plan to drill 102 operated horizontal wells and participate in 23 non-operated horizontal wells in 2010. At year end 2009, we had Proved Reserves of 153.8 Bcfe and 38 gross producing wells in the Haynesville shale. As of February 12, 2010, our operated Haynesville shale production was approximately 318.2 Mmcf per day gross (85.0 Mmcf per day net). We expect significant production and reserve growth with our Haynesville shale development program in 2010 and beyond.

The Bossier shale section overlies the Haynesville shale. In 2009, we initiated a Bossier shale testing program. We have acquired core in the Bossier shale in different wells and have rock mechanics testing and other reservoir engineering studies ongoing. We have completed testing of the Bossier shale across our acreage by utilizing the vertical Haynesville test wells drilled during 2008. The Bossier shale has up to five times the thickness of the Haynesville shale in the DeSoto Parish area, and may hold significant reserve potential. Based on the test results acquired to date in these vertical wells, we are now drilling our first Bossier horizontal test and expect to complete it in the first quarter of 2010. We are planning a total of seven Bossier horizontal tests across our acreage in East Texas and North Louisiana in our 2010 development plan. These seven Bossier horizontal tests are included in the total of 102 horizontals shale wells planned for the year.

We have a strong commitment to technical evaluations to improve our understanding of these shale plays, and have made appropriate investments to reduce risks. We are members of a major shale consortium, reservoir engineering consortium and several other engineering and geoscience study projects. We are acquiring 2-D seismic data over a regional area, are currently shooting a 168 square mile 3-D seismic survey and have initiated a 20 section microseismic fracture stimulation monitoring project.

Vernon/Kelleys Fields

The Vernon Field, located in Jackson Parish, Louisiana, is our largest producing field, accounting for approximately 27.4% of our company production at year end 2009. The field produces from the Lower Cotton Valley and Bossier Sand formations at depths ranging from 12,000 to 15,000 feet. At year end 2009, we had Proved Reserves of 316.3 Bcfe and 402 gross producing wells. A focus on maintaining base production levels and lowering our operating expenses is a priority. We gather and treat our own natural gas and have access to numerous transmission lines in the area. The Kelleys Field is located north of the Vernon Field. In 2009, we drilled and completed seven gross wells in the two fields. We have plans to drill seven wells in 2010.

East Texas/North Louisiana Cotton Valley Area

Within our Cotton Valley Area, we are active in Harrison, Panola, Rusk, Upshur and Gregg Counties in Texas, primarily across four fields—Danville, Waskom, Oak Hill and Minden. We are also active in Caddo and DeSoto Parishes Louisiana, primarily in four fields—Holly, Kingston, Caspiana and Longwood. At year end 2009, we had Proved Reserves in the Cotton Valley and shallower horizons of 157.1 Bcfe and 903 gross producing wells. We are primarily focused on developing Cotton Valley sands at depths ranging from approximately 10,400 to 11,000 feet and the Travis Peak and Hosston Sands at approximately 7,800 to 10,000 feet. Our natural gas is gathered through gathering lines operated by TGGT. We drilled and completed 19 wells in 2009 across the Cotton Valley area. Our plans for 2010 include a horizontal testing program in the Cotton Valley including six tests across our acreage to evaluate the feasibility of a larger scale horizontal program for 2011 and beyond. We are also planning to conduct 28 recompletions in the area, primarily targeting the Hosston interval.

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

Although the Appalachian Basin has sedimentary formations indicating the potential for deposits of oil and natural gas reserves up to depths of 30,000 feet or more, most production in this area has traditionally been derived from relatively shallow, low porosity and permeability sand and shale formations at depths of 1,000 to 8,000 feet. Operations in the area are generally characterized by long reserve lives, high drilling success rates and a large number of low productivity wells in these shallow formations. In the Appalachian Basin, there are over 200,000 producing wells and more than 5,000 operators with most being relatively small, private enterprises. Our operations in the area have included maintaining our existing production base from our shallow wells. We believe that the number of wells and operators presents a significant consolidation opportunity. We also believe the Marcellus shale development presents a significant growth opportunity for us.

Marcellus Shale Resource Play

During 2009, we focused on testing and evaluating our Marcellus fairway acreage, which we define as being geologically over-pressured. Our net acreage in the play totals approximately 343,000 acres, all of which is located in Pennsylvania and West Virginia. Of our total acreage, approximately 186,000 acres are located in the over-pressured fairway. Approximately 70% of our Marcellus shale fairway acreage is held by shallow production. Testing of the Marcellus shale has been conducted on 6 vertical wells and 2 horizontal wells. In the fourth quarter, we began the early stages of development drilling of the Marcellus shale play in central Pennsylvania with the spudding of a horizontal well. We continue to hire technical personnel to support the development of this play in five distinct team areas covering our entire Marcellus shale fairway acreage position.

Pennsylvania Area

The Pennsylvania Area encompasses 23 of the counties in the state. At December 31, 2009 we had Proved Reserves of 153.2 Bcfe and 3,776 gross producing wells. Drilling, completion and production activities target the Marcellus shale and the Upper Devonian Venango, Bradford and Elk sandstone groups at depths of 1,800 to 8,100 feet. We plan to use one operated horizontal drilling rig to drill and complete 11 gross (11.0 net) horizontal wells. We also plan to drill and complete 5 gross (5.0 net) vertical wells targeting the Marcellus shale and 6 gross (6.0 net) wells in 2010 targeting the shallower Upper Devonian reservoirs.

West Virginia Area

The West Virginia Area includes 29 counties stretching from the northern to the southern areas of the state. At December 31, 2009 we had Proved Reserves of 104.7 Bcfe and 2,273 gross producing wells. Drilling, completion and production activities target the Marcellus shale and the multiple, laterally stratified reservoirs of the Mississippian and Devonian formations found at depths ranging from 1,500 to 8,100 feet. During 2010, we currently plan to drill 1 gross (1.0 net) operated vertical well and participate in 4 gross (0.6 net) horizontal wells operated by others targeting the Marcellus Shale.

Permian

The Permian Basin, located in West Texas and the adjoining area of southeastern New Mexico, is best known as a mature oil focused basin exploited with waterflood and other enhanced oil recovery techniques. Our activities are focused on conventional oil and natural gas properties. With the use of 3-D seismic, we are targeting prolific reservoirs with potential for multi-pay horizons. The properties are characterized by long reserve lives and low operating costs.

Sugg Ranch Field

The Sugg Ranch Field is located primarily in Irion County, Texas. We have a total working interest of 97% in the property. At December 31, 2009, we had Proved Reserves of 57.7 Bcfe and 281 gross producing wells. Production is primarily from the Canyon Sand from depths of 6,700 to 7,900 feet. We currently plan to use one operated, vertical rig to drill 36 wells in 2010.

Our oil and natural gas reserves

Changes in our Proved Reserves for the year ended December 31, 2009 were impacted by the following significant factors and events:

•

significant additions of new Proved Reserves arising from our drilling of horizontal wells in the Haynesville shale. After the impact of the BG Upstream Transaction discussed below, we have 153.8 Bcfe of Proved Reserves in the Haynesville shale play as of December 31, 2009 compared with 14.1 Bcfe at December 31, 2008;

•

our BG Upstream Transaction resulted in the sale of an undivided 50% of our oil land natural gas assets in East Texas/North Louisiana, with the exception of our Vernon Field in Jackson Parish, Louisiana. The BG Upstream Transaction also included an undivided 50% of our Haynesville/Bossier shale play and the BG Carry, which will reduce development costs by $400.0 million;

•

our 2009 divestiture activities, including the BG Upstream Transaction and included sales resulting in an exit from our Mid-Continent and Ohio regions, reduced Proved Reserves by approximately 790.4 Bcfe; and

•	a 32.2% decrease in the price of natural gas used in determining Proved Reserves at December 31, 2009 compared with December 31, 2008.

The following table summarizes Proved Reserves at December 31, 2009, 2008 and 2007. This information was prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC.

	At December 31,
	2009	2008	2007
Oil (Mmbbls)
Developed	3.5	14.8	15.2
Undeveloped	2.0	6.0	5.7

Total	5.5	20.8	20.9

Natural Gas (Bcf)
Developed	622.2	1,354.8	1,228.8
Undeveloped	303.6	460.3	510.9

Total	925.8	1,815.1	1,739.7

Equivalent reserves (Bcfe)
Developed	643.2	1,443.6	1,320.0
Undeveloped	315.6	496.3	545.1

Total	958.8	1,939.9	1,865.1

PV-10 (in millions)(1)
Developed	$649.8	$2,375.7	$3,369.2
Undeveloped	97.9	97.8	576.7

Total	$747.7	$2,473.5	$3,945.9

Standardized Measure (in millions)(2)	$747.7	$2,236.3	$3,118.9

(1)	The PV-10 data does not include the effects of income taxes or derivative financial instruments, and is based on the following average and spot prices, in each case adjusted for historical differentials.

(2)	There is no difference in Standardized Measure and PV-10 as of December 31, 2009 as the impacts of lower natural gas prices, net cash flows and net operating loss carry-forwards eliminated estimated future income taxes.

	Average and spot price(a)
Date	Natural gas (per Mmbtu)	Oil (per Bbl)
December 31, 2009	$3.87	$61.18
December 31, 2008	5.71	44.60
December 31, 2007	6.80	95.92

(a)	The prices for 2009 are the average spot prices for the trailing twelve month period per Mmbtu at Henry Hub and per Bbl at Cushing, Oklahoma, using the first day of each month beginning on January 1, 2009 and ended December 1, 2009. The prices for 2008 and 2007 represent the December 31 spot price per Mmbtu at Henry Hub and per Bbl at Cushing, Oklahoma in each respective year.

We believe that PV-10 before income taxes, while not a financial measure in accordance with GAAP, is an important financial measure used by investors and independent oil and natural gas producers for evaluating the relative significance of oil and natural gas properties and acquisitions due to tax characteristics, which can differ significantly, among comparable companies. The Standardized Measure represents the PV-10 after giving effect to income taxes, and is calculated in accordance with ASC 932. The following table provides a reconciliation of our PV-10 to our Standardized Measure:

(in millions)
PV-10	$747.7
Future income taxes	—
Discount of future income taxes at 10% per annum	—

Standardized Measure	$747.7

Management has established, and is responsible for, internal controls designed to provide reasonable assurance that the estimates of Proved Reserves are computed and reported in accordance with rules and regulations promulgated by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls include documented process workflows, qualified professional engineering and geological personnel with specific reservoir experience and investment in on-going education with emphasis on emerging technologies. These emerging technologies are of particular importance as they relate to our shale plays. We also retain outside independent engineering firms to prepare estimates of our Proved Reserves. We work closely with these firms and management is responsible for providing accurate operating, economic and technical data to these outside firms. Our internal audit function routinely tests our processes and controls and estimated Proved Reserve computations. Senior management reviews and approves our reserve estimates, whether prepared internally or by third parties.

The estimates of Proved Reserves and future net cash flow attributable to our interests, presented as of December 31, 2009, 2008 and 2007 have been prepared by Lee Keeling, our external engineers for our non-shale properties, and Haas Engineering our external engineers for our shale properties for 2009. Lee Keeling and Haas Engineering are independent petroleum engineering firms that perform a variety of reserve engineering and valuation assessments for public and private companies, financial institutions and institutional investors. Lee Keeling has performed these services for over 50 years and Haas Engineering was founded in 1980. We selected Haas Engineering to prepare our estimates of Proved Reserves for our shale properties based upon their specific experience in performing services to industry peers with shale operations. Our internal technical employees responsible for reserve estimates and interaction with our independent engineers include corporate officers with petroleum and other engineering degrees, professional certifications and industry experience similar to those of our independent engineering firms. The estimates of future plugging and abandonment costs necessary to compute PV-10 and Standardized Measure were computed internally. Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm’s extensive visits, collection of any and all required geologic, geophysical, engineering and economic data, and such firm’s complete external preparation of all required estimates and are forward-looking in nature. These reports rely on various assumptions, including definitions and economic assumptions required by the SEC, including the use of constant oil and natural gas pricing, use of current and constant operating costs and future capital costs. We also make assumptions relating to availability of funds and timing of capital expenditures for development of our proved undeveloped reserves. The production profiles in the Haynesville shale are in their early stages. As a result, the assumptions used for our Haynesville well and reservoir characteristics and performance are subject to further refinement as more production history is accumulated. These reports should not be construed as the current market value of our Proved Reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, we cannot ensure that the reserves will ultimately be realized. Our actual results could differ materially. See “Note 21. Supplemental information relating to oil and natural gas producing activities (unaudited)” of the notes to our consolidated financial statements for additional information regarding our oil and natural gas reserves and our Standardized Measure.

Lee Keeling and Haas Engineering also examined our estimates with respect to reserve categorization, using the definitions for Proved Reserves set forth in SEC Regulation S-X Rule 4-10(a) and SEC staff interpretations and guidance. In preparing an estimate of our Proved Reserves and future net cash flows attributable to our interests, Lee Keeling and Haas Engineering did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil and natural gas production, well test data, historical costs of operation and development, product prices, or any agreements relating to current and future operations of the properties and sales of production. However, if in the course of the examination something came to the attention of Lee Keeling or Haas Engineering which brought into question the validity or sufficiency of any such information or data, Lee Keeling or Haas Engineering did not rely on such information or data until they had satisfactorily resolved their questions relating thereto or had independently verified such information or data. Lee Keeling and Haas Engineering determined that our estimates of Proved Reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of Proved Reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4-10(a)(24) of SEC Regulation S-X.

Management’s discussion and analysis of oil and natural gas reserves

The following discussion and analysis of our proved oil and natural gas reserves and changes in our Proved Reserves is intended to provide additional guidance on the operational activities, transactions, economic and other factors which significantly impacted the determination of our estimate of Proved Reserves as of December 31, 2009 and changes in our Proved Reserves during 2009. This discussion and analysis should be read in conjunction with our supplemental oil and gas disclosures relating to oil and natural gas producing activities included in Note 21. Supplemental information relating to oil and natural gas producing activities (unaudited) of the notes to our consolidated financial statements and the uncertainties inherent in the estimation of oil and natural gas reserves discussed under “risk factors” included elsewhere in this Annual Report on Form 10-K. The following table summarizes the significant changes in our Proved Reserves from January 1, 2009 to December 31, 2009.

(in thousands)	Oil (Bbls)	Natural gas (Mcf)	Equivalent natural gas (Mcfe)
Proved developed	3,505	622,160	643,190
Proved undeveloped	2,013	303,568	315,646

Total	5,518	925,728	958,836

The changes in reserves for the year are as follows:
January 1, 2009	20,801	1,815,138	1,939,944
Purchase of reserves in place	—	8,065	8,065
Extensions and discoveries	202	240,844	242,056
Revisions of previous estimates:
Changes in price	(1,482)	(249,948)	(258,840)
Changes in performance	124	(54,613)	(53,869)
Sales of reserves in place	(12,556)	(715,023)	(790,359)
Production	(1,571)	(118,735)	(128,161)

December 31, 2009	5,518	925,728	958,836

Current year oil and natural gas production

Total oil and natural gas production in 2009 was 128.2 Bcfe, which includes approximately 14.3 Bcfe in production from 2009 extensions and discoveries that were not reflected in our beginning of the year Proved Reserves.

Sales of reserves in place

During 2009, we implemented a program to divest certain non-strategic oil and natural gas assets and to seek a joint venture partner to facilitate more rapid development of our shale resources in East Texas/North Louisiana. These divestitures, including the BG Upstream Transaction significantly reduced our Proved Reserves. A total of 790.4 Bcfe were sold in these transactions, representing approximately 40% of our beginning of the year total Proved Reserves. The divestiture program, which included an exit from several operating areas, including our Mid-Continent region and operations in the state of Ohio, provided substantial liquidity to fund our Haynesville development program and Marcellus testing program. The BG Upstream Transaction provided additional liquidity with which to further develop our streamlined asset portfolio.

New discoveries and extensions

EXCO had extensions and discoveries of 242.1 Bcfe of Proved Reserves additions in 2009. Approximately 204.7 Bcfe, or 84.6%, of the extensions and discoveries, were from our Haynesville shale play efforts. The majority of EXCO’s Haynesville shale development has been concentrated in 89 contiguous sections in DeSoto Parish, Louisiana, where our drilling results have been the most successful. We have booked an average of two and one-half proved undeveloped offsetting locations adjacent to each producing horizontal well drilled in the

Haynesville shale play. EXCO’s Proved Undeveloped Reserves, or PUD Reserves, represent 32.9% of our total Proved Reserves with the Haynesville shale representing about 38.1% of our total PUD Reserves at year end.

Revisions of previous estimates

Revisions in 2009 include negative revisions due to prices and other economic factors of 258.8 Bcfe. Net negative revisions resulting from performance issues totaled 53.9 Bcfe, primarily due to decreases of 65.0 Bcfe in our Appalachia division, which were partially offset by positive revisions in East Texas/North Louisiana and Permian of 11.1 Bcfe. The primary factor in the revisions due to prices was the use at December 31, 2009 of the simple average of the trailing twelve month spot price (using the price on the first day of the month) for natural gas pursuant to the new SEC rules. Such average gas price of $3.87 per Mmbtu represented a 32.2% decrease from the December 31, 2008 spot natural gas price of $5.71 per Mmbtu.

Proved undeveloped reserves

The following table summarizes the changes in our proved undeveloped reserves for the year ended December 31, 2009:

Mmcfe
Proved undeveloped reserves at beginning of year	496,325
Purchases of proved undeveloped reserves in place	7,431
Sales of proved undeveloped reserves in place	(191,419)
New discoveries and extensions(1)	167,858
Undeveloped reserves transferred to developed	(21,619)
Revisions of previous estimates or proved undeveloped reserves(2)	(142,930)

Proved undeveloped reserves at end of year	315,646

(1)	Substantially all of the discoveries and extensions of proved undeveloped reserves in 2009 occurred in our East Texas/North Louisiana region, primarily in our Haynesville shale play.

(2)	Negative revisions in our proved undeveloped reserves resulted from pricing and costs (94.4%) and from performance and other factors (5.6%) with over 75% of the revisions occurring in our East Texas/North Louisiana region.

During 2009, we incurred a total of $299.8 million in various development and exploration activities which resulted in total discoveries and extensions of approximately 242.1 Bcfe. Most of these additions were in the Haynesville shale play in East Texas/North Louisiana in areas in which minimal proved undeveloped reserves were attributed as of the beginning of the year, but which became proved during the year.

Impacts of 2009 changes in reserves on depletion rate and statements of operations

For the year ended December 31, 2009, a combination of factors resulted in significant impact on our full cost pool and our depreciation, depletion and amortization rate for the year.

Prices and costs

Prices for oil and natural gas used in determining Proved Reserves at December 31, 2009 using the new SEC rules based on the simple average of spot prices on the first day of the trailing twelve months beginning January 1, 2009 and ending on December 1, 2009, were down 32.2% for natural gas and up 37.2% for oil when compared with the year-end December 31, 2008 spot prices. The overall impact of prices and costs resulted in a decrease in our reserves by approximately 287.1 Bcfe, primarily resulting from the decrease in the natural gas prices. Our oil reserves at December 31, 2009 represent only 3.5% of our total reserves, therefore the increase in oil prices did not have a significant impact on our overall reserves.

Between December 31, 2008 and March 31, 2009, the spot price for natural gas fell from $5.71 to $3.63 per Mmbtu, a $2.08 decrease, or 36.4%. As a result of this decrease, we incurred a ceiling test write-down of $1.3 billion for the quarter ended March 31, 2009. This ceiling write-down reduced the amortizable full cost pool and the depletion rate at March 31, 2009 by 37.5% to approximately $1.30 per Mcfe. No other ceiling test write-downs were incurred in 2009.

2009 divestitures and related gains on sales

As previously discussed, we had divestitures, including our BG Upstream Transaction, of Proved Reserves totaling approximately 790.4 Bcfe. On four of these sales transactions, aggregating 622.8 Bcfe, we recognized gains since reflecting the sales proceeds as a reduction in the full cost pool would have resulted in a significant alteration to the full cost pool. Divestitures in 2009 did not have a significant impact on our depletion rate after the first quarter ceiling test write-down. Our depletion rate for the last three quarters of 2009 averaged $1.32 per Mcfe.

BG Upstream Transaction—BG Carry

The impact from the BG Carry on our depletion rate began during the fourth quarter of 2009, where our depletion rate for the quarter decreased to $1.23 per Mcfe. Continued application of the remaining balance of $367.7 million of the BG Carry in 2010 and 2011 will reduce our capital requirements in the Haynesville/Bossier shale play exploitation and development and should continue to have a favorable impact on our overall full cost pool amortization rate.

Our production, prices and expenses

The following table summarizes revenues, net production of oil and natural gas sold, average sales price per unit of oil and natural gas and costs and expenses associated with the production of oil and natural gas.

(in thousands, except production and per unit amounts)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Revenues, production and prices:
Oil:
Revenue(1)	$84,397	$216,727	$117,073
Production sold (Mbbl)	1,571	2,236	1,645
Average sales price per Bbl(1)	$53.72	$96.93	$71.17
Natural gas:
Revenue(1)	$466,108	$1,188,099	$758,714
Production sold (Mmcf)	118,736	131,159	111,419
Average sales price per Mcf(1)	$3.93	$9.06	$6.81
Costs and expenses:
Average production cost per Mcfe	$1.38	$1.64	$1.39
General and administrative expense per Mcfe	$0.77	$0.61	$0.53
Depreciation, depletion and amortization per Mcfe	$1.72	$3.18	$3.10

(1)	Excludes the effects of derivative cash settlements and derivative financial instruments.

Our interest in productive wells

The following table quantifies information regarding productive wells (wells that are currently producing oil or natural gas or are capable of production), including temporarily shut-in wells. The number of total gross oil and natural gas wells excludes any multiple completions. Gross wells refer to the total number of physical wells in which we hold a working interest, regardless of our percentage interest. A net well is not a physical well, but is a concept that reflects the actual total working interests we hold in all wells. We compute the number of net wells by totaling the percentage interests we hold in all our gross wells.

	At December 31, 2009
	Gross wells(1)			Net wells
Areas	Oil	Gas	Total	Oil	Gas	Total
East Texas/North Louisiana	62	1,264	1,326	30.6	707.8	738.4
Appalachia	365	5,793	6,158	359.2	5,234.2	5,593.4
Permian and other	270	89	359	242.0	50.5	292.5

Total	697	7,146	7,843	631.8	5,992.5	6,624.3

(1)	As of December 31, 2009, we held interests in 23 gross wells with multiple completions.

As of December 31, 2009, we were the operator of 7,416 gross (6,524.7 net) wells, which represented approximately 97.0% of our Proved Reserves as of December 31, 2009.

Our drilling activities

In 2009, we shifted our drilling emphasis toward horizontal drilling in shale plays. Prior to 2009, our drilling emphasis was vertical development projects. The number and types of wells we drill will vary depending on the amount of funds we have available for drilling, the cost of each well, the size of the fractional working interests in each well, commodity prices, the estimated recoverable reserves attributable to each well and accessibility to the well site.

The following tables summarize our approximate gross and net interests in the wells we drilled during the periods indicated and refer to the number of wells completed at any time during the period, regardless of when drilling was initiated. At December 31, 2009, we had 15 gross (6.8 net) wells being drilled and 13 gross (6.6 net) wells being completed.

	Development Wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2009	82	1	83	40.8	0.9	41.7
Year ended December 31, 2008	447	4	451	374.2	2.5	376.7
Year ended December 31, 2007	487	7	494	394.7	4.6	399.3

	Exploratory Wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2009(1)	19	1	20	12.2	1.0	13.2
Year ended December 31, 2008	20	4	24	19.3	3.5	22.8
Year ended December 31, 2007	8	4	12	2.5	3.4	5.9

(1)	Our classifications of exploratory wells for 2009 include Haynesville shale wells located outside of DeSoto Parish, Louisiana and all East Texas counties and all Marcellus shale wells. We also classify our Bossier shale test wells as exploratory projects. Haynesville shale drilling in DeSoto Parish, Louisiana has been classified as development.

Our developed and undeveloped acreage

Developed acreage includes those acres spaced or assignable to producing wells. Undeveloped acreage represents those acres that do not currently have completed wells capable of producing commercial quantities of oil or natural gas, regardless of whether the acreage contains Proved Reserves. The definitions of gross acres and net acres conform to how we determine gross wells and net wells. The following table sets forth our developed and undeveloped acreage at December 31, 2009:

	At December 31, 2009
	Developed acreage		Undeveloped acreage
Areas	Gross	Net(1)	Gross	Net(1)
East Texas/North Louisiana	166,219	88,469	99,828	67,476
Appalachia	376,705	335,351	349,794	318,817
Permian and other	28,532	18,829	161,527	118,591

Total	571,456	442,649	611,149	504,884

(1)	Net acreage at December 31, 2009 reflects a reduction of 7,341 acres that BG Group elected to acquire after December 31, 2009, pursuant to the BG AMI.

The primary terms of our oil and natural gas leases expire at various dates. Much of our undeveloped acreage is held-by-production, which means that these leases are active as long as we produce oil or natural gas from the acreage. Upon ceasing production, these leases will expire. We have 38,638, 95,851 and 25,557 net acres with leases expiring in 2010, 2011 and 2012, respectively.

The undeveloped held-by-production acreage in many cases represents potential additional drilling opportunities through down-spacing and drilling of proved undeveloped and unproved locations in the same formation(s) already producing, as well as other non-producing formations, in a given oil or natural gas field without the necessity of purchasing additional leases or producing properties.

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

Equity investment in midstream operations

On August 14, 2009, we closed the sale to an affiliate of BG Group of a 50% interest in TGGT, which now holds most of our previously owned East Texas/North Louisiana midstream assets. Pursuant to the contribution agreement, we contributed TGG, which owns an intrastate pipeline in East Texas and a gathering system in North Louisiana and Talco, which owns gathering assets in East Texas/North Louisiana, to TGGT. BG Group contributed $269.2 million in cash to TGGT and we received those funds from TGGT as a special distribution at closing. EXCO Operating now owns 50% of TGGT and the affiliate of BG Group owns 50% of TGGT. The effective date of this transaction was January 1, 2009. We adopted the equity method of accounting for our interest in TGGT upon its formation. Prior to August 14, 2009, we treated our midstream operations as a separate segment of our business.

TGGT’s midstream operations are principally designed to facilitate delivery of natural gas produced in the East Texas/North Louisiana region to markets. Revenues are derived from sales of natural gas purchased for resale and fees earned from gathering, transportation, treating and compression of natural gas. TGGT does not own any natural gas processing facilities.

In 2009, TGGT undertook a major expansion of its TGG system in North Louisiana in order to take advantage of the increasing opportunities for gathering of Haynesville/Bossier shale natural gas. The first phase of the expansion was the installation of a header system comprised of approximately 29 miles of 36-inch diameter pipe through the Holly field area, which is south of Shreveport. The header will primarily gather EXCO and BG Group produced natural gas but will also seek opportunities to gather natural gas from other producers in the area. The system provides producers with dehydration and amine treating facilities and has connections to major third party interstate pipelines. The majority of the system was completed in the fourth quarter of 2009, and the remaining pipe segment is scheduled to be completed in the first quarter of 2010. TGGT is currently in the process of evaluating additional opportunities associated with the expansion of this 29-mile pipeline system.

The East Texas TGG system, which gathers natural gas, has access to 12 interstate pipeline markets. The TGG system in East Texas has approximately 110 miles of pipeline comprised of 12, 16, and 20-inch diameter pipe with a current throughput capacity of approximately 390.0 Mmcf per day without compression. With compression, TGG throughput capacity in East Texas is estimated to be approximately 530.0 Mmcf per day.

TGGT also owns and operates Talco, a network of eight natural gas gathering systems comprised of approximately 615 miles of pipeline in their East Texas/North Louisiana area of operation, which gathers natural gas produced from the Holly/Caspiana field, Longwood/Waskom fields and other fields in East Texas and North Louisiana and transports the natural gas to TGG and larger gathering systems and intrastate, interstate and local distribution pipelines owned by third parties. Talco gathers natural gas through fixed fee arrangements pursuant to which the fee income represents an agreed rate per unit of throughput. The revenues earned from these arrangements are directly related to the volume of natural gas that flows through the systems and are not directly dependent on commodity prices.

Other gas gathering systems

A gathering system and treating facility in the area of our Vernon Field operations, or Vernon Gathering, gathers and transports natural gas from our Vernon Field and, to a lesser extent, natural gas from third-party producers. The gathering system transports natural gas to our Caney Lake facility where the natural gas is treated and delivered to interstate pipeline systems. During December 2009, average throughput in Vernon Gathering was approximately 113.0 Mmcf per day.

Our principal customers

For the year ended December 31, 2009, there were no sales to any individual customer which exceeded 10% of our consolidated revenues or was considered material to our operations. The loss of any significant customer may cause a temporary interruption in sales of, or lower price for, our oil and natural gas, but we believe that the loss of any one customer would not have a material adverse effect on our results of operations or financial condition.

Competition

The oil and natural gas industry is highly competitive. We encounter strong competition from other independent operators and from major oil companies in acquiring properties, contracting for drilling equipment and other services and securing trained personnel. Competition has also been strong in hiring experienced personnel, particularly in petroleum engineering, geoscience, accounting and financial reporting, tax and land professions. Many of our competitors have financial, technical and personnel resources substantially larger than ours. As a result, our competitors may be able to pay more for desirable leases, or to evaluate, bid for and purchase a greater number of properties or prospects than our resources will permit.

We are also affected by competition for drilling rigs and the availability of related equipment. In the past, the oil and natural gas industry has experienced shortages of drilling rigs, equipment, proppant, pipe and personnel, which have delayed development drilling and other exploitation activities and have caused significant price increases. We are unable to predict when, or if, shortages may occur or how they will affect our development and exploitation program.

Competition is also strong for attractive oil and natural gas producing properties and for undeveloped leases and drilling rights, and we cannot provide assurance that we will be able to compete satisfactorily.

Applicable laws and regulations

General

The oil and natural gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, which could increase the regulatory burden and the potential for financial sanctions for noncompliance. Although the regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect others in our industry with similar types, quantities and locations of production.

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

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements requiring production in a prorated, equitable system. These laws and regulations may limit the amount of oil and natural gas we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production, ad valorem or severance tax with respect to the production and sale of oil and natural gas within its jurisdiction. States do not generally regulate wellhead prices or engage in other, similar direct economic regulation, but there can be no assurance they will not do so in the future.

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

Surface Damage Acts

In addition, eleven states and some tribal nations have enacted surface damage statutes (“SDAs”). These laws are designed to compensate for damage caused by mineral development. Most SDAs contain entry notification and negotiation requirements to facilitate contact between operators and surface owners/users. Most also contain bonding requirements and specific expenses for exploration and activities. Costs and delays associated with SDAs could impair operational effectiveness and increase development costs.

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

U.S. environmental regulations

The exploration, development and production of oil and natural gas, including the operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, installing and operating oil and natural gas wells. Federal environmental statutes to which our domestic activities are subject include, but are not limited to:

•	the Oil Pollution Act of 1990, or OPA;

•	the Clean Water Act, or CWA;

•	the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA;

•	the Resource Conservation and Recovery Act, or RCRA;

•	the Clean Air Act, or CAA; and

•	the Safe Drinking Water Act, or SDWA.

Our domestic activities are subject to regulations promulgated under these statutes and comparable state statutes. We also are subject to regulations governing the handling, transportation, storage and disposal of naturally occurring radioactive materials that are found in our oil and natural gas operations. Administrative, civil and criminal penalties may be imposed for non-compliance with environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before we undertake certain activities, limit or prohibit other activities because of protected areas or species, impose certain substantial liabilities for the clean-up of pollution, impose certain reporting requirements, regulate remedial plugging operations to prevent future contamination, and require substantial expenditures for compliance. We cannot predict what effect future regulation or legislation, enforcement policies, and claims for damages to property, employees, other persons and the environment resulting from our operations could have on our activities.

Under the CWA, which was amended and augmented by OPA, our release or threatened release of oil or hazardous substances into or upon waters of the United States, adjoining shorelines and wetlands and offshore areas could result in our being held responsible for: (1) the costs of removing or remediating a release; (2) administrative, civil or criminal fines or penalties; or (3) specified damages, such as loss of use, property damage and natural resource damages. The scope of our liability could be extensive depending upon the circumstances of the release. Liability can be joint and several and without regard to fault. The CWA also may impose permitting requirements for certain discharges into waters of the United States, including certain wetlands, of dredged materials, which may apply to various of our construction activities, as well as requirements to develop Spill Prevention Control and Countermeasure Plans and Facility Response Plans to address potential discharges of oil into or upon waters of the United States and adjoining shorelines. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters.

CERCLA, as amended, and comparable state Superfund statutes, impose liability that is generally joint and several and that is retroactive for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on specified classes of persons for the release of a “hazardous substance” or under state law, other specified substances, into the environment. So-called potentially responsible parties, or PRPs, include the current and certain past owners and operators of a facility where there has been a release or threat of release of a hazardous substance and persons who disposed of or arranged for the disposal of hazardous substances found at a site. CERCLA also authorizes the Environmental Protection Agency, or EPA, and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the PRPs the cost of such action. Liability can arise from conditions on properties where operations are conducted, even under circumstances where such operations were performed by third parties not under our control, and/or from conditions at third party disposal facilities where wastes from operations were sent. Although CERCLA currently exempts petroleum (including oil, natural gas and NGLs) from the definition of hazardous substance, some similar state statutes do not provide such an exemption. We cannot assure you that this exemption will be preserved in any future amendments of the act. Such amendments could have a material impact on our costs or operations. Additionally, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA or regulated under similar state statutes. We may also be the owner or operator of sites on which hazardous substances have been released. To our knowledge, neither we nor our predecessors have been designated as a PRP by the EPA under CERCLA. We also do not know of any prior owners or operators of our properties that are named as PRPs related to their ownership or operation of such properties. In the event hazardous substance contamination is discovered at a site on which we are or have been an owner or operator, we could be liable for costs of investigation and remediation and natural resource damages.

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

RCRA and comparable state and local programs impose requirements on the management, treatment, storage and disposal of both hazardous and nonhazardous solid wastes. Although we believe we have utilized operating and waste disposal practices that were standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed or released on or under the properties we own or lease, in addition to the locations where such wastes have been taken for disposal. In addition, many of these properties have been owned or operated by third parties. We have not had control over such parties’ treatment of hydrocarbons or other solid wastes and the manner in which such substances may have been disposed or released. We also generate hazardous and non-hazardous solid waste in our routine operations. It is possible that certain wastes generated by our operations, which are currently exempt from “hazardous waste” regulations under RCRA, may in the future be designated as “hazardous waste” under RCRA or other applicable state statutes and become subject to more rigorous and costly management and disposal requirements.

Our operations are subject to local, state and federal regulations for the control of emissions from sources of air pollution. The CAA and analogous state laws require certain new and modified sources of air pollutants to obtain permits prior to commencing construction. Smaller sources may qualify for exemption from permit requirements through qualifications for permits by rule or general permits. Major sources of air pollutants are subject to more stringent, federally imposed requirements including additional operating permits. Federal and state laws designed to control hazardous (i.e., toxic) air pollutants might require installation of additional controls. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could bring lawsuits for civil penalties or require us to forgo construction, modification or operation of certain air emission sources.

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

We are also unable to assure you that more stringent laws and regulations protecting the environment will not be adopted and that we will not incur material expenses in complying with them in the future. For example, on June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or ACES. The purpose of ACES is to control and reduce emissions of “greenhouse gases,” or “GHGs,” in the United States. GHGs are certain gases, including carbon dioxide, a product of the combustion of natural gas, and methane, a primary component of natural gas, that may be contributing to warming of the Earth’s atmosphere resulting in climatic changes. ACES would establish a cap on total emissions of GHGs from certain categories of emission sources in the United States and would require an overall reduction in GHG emissions of 17% (from 2005 levels) by 2020, and by over 80% by 2050. Under ACES, those categories of sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet ACES’s overall emission reduction goals. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The net effect of ACES will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas.

The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. If the Senate adopts GHG legislation that is different from ACES, the Senate legislation would need to be reconciled with ACES, and both chambers would be required to approve identical legislation before it could become law. President Obama has indicated that he is in support of the adoption of legislation to control and reduce emissions of GHGs through an emission allowance system that results in fewer allowances being issued over time, but that allows parties to buy, sell and trade allowances as needed to fulfill their GHG emission obligations. Although it is not possible at this time to predict whether or when the Senate may act on climate change legislation or how any bill approved by the Senate would be reconciled with ACES, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs, and could have an adverse effect on demand for the oil and natural gas we produce.

The Environmental Protection Agency has also taken recent action related to greenhouse gases. On December 7, 2009, the U.S. Environmental Protection Agency, or “EPA,” issued a notice of its finding and determination that emissions of carbon dioxide, methane, and other GHGs may reasonably be anticipated to endanger human health and the environment by, among other things, increasing ground-level ozone, altering the climate, contributing to a rise in sea levels, and harming water resources, agriculture, wildlife, and ecosystems. Once EPA promulgates regulations controlling GHG emissions, for example, regarding emissions from motor vehicles, which EPA has indicated may occur in 2010, EPA will be required to begin regulating emissions of GHGs under existing permitting provisions of the federal Clean Air Act. Those permitting provisions could require controls or other measures to reduce GHG emissions from new or modified sources, and we could incur additional costs to satisfy those permitting requirements. EPA has proposed a “Tailoring Rule” to regulate the permitting of GHG sources under the Clean Air Act’s PSD and Title V programs. Although it may take EPA several years to adopt and impose regulations limiting stationary source emissions of GHGs, any limitation on emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. On September 22, 2009, EPA finalized a GHG reporting rule that will require large sources of GHG emissions to monitor, maintain records on, and annually report their GHG emissions. Although this rule does not limit the amount of GHGs that can be emitted, it could require us to incur costs to monitor, recordkeep and report emissions of GHGs associated with our operations.

Congress is currently considering legislation to amend the federal Safe Drinking Water Act to remove the exemption for hydraulic fracturing operations and require reporting and disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of bills pending before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. These bills, if adopted, could increase the possibility of litigation and establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens, making it more difficult to perform hydraulic fracturing and increasing our costs of compliance.

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

Our employees

As of December 31, 2009, we employed 802 persons. None of our employees are represented by unions or covered by collective bargaining agreements. To date, we have not experienced any strikes or work stoppages due to labor problems, and we consider our relations with our employees to be good. We also utilize the services of independent consultants and contractors.

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

•	estimates of reserves and economic assumptions used in connection with our acquisitions;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	exploratory risks, including our Marcellus shale play in Appalachia and the Haynesville/Bossier shale play in East Texas/North Louisiana;

•	risks associated with the operation of natural gas pipelines and gathering systems;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	cash flow and liquidity;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	marketing of oil and natural gas;

•	developments in oil-producing and natural gas-producing countries;

•	title to our properties;

•	litigation;

•	competition;

•	general economic conditions, including costs associated with drilling and operations of our properties;

•	environmental or other governmental regulations, including legislation to reduce emissions of greenhouse gases;

•	receipt and collectability of amounts owed to us by purchasers of our production and counterparties to our derivative financial instruments;

•	decisions whether or not to enter into derivative financial instruments;

•	potential acts of terrorism;

•	actions of third party co-owners of interests in properties in which we also own an interest;

•	fluctuations in interest rates; and

•	our ability to effectively integrate companies and properties that we acquire.

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

2-D seismic.    Geophysical data that depict the subsurface strata in two dimensions

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

Deterministic estimate.    The method of estimating reserves or resources when a single value for each parameter (from the geoscience, engineering, or economic data) in the reserves calculation is used in the reserves estimation procedure.

Developed Acreage.    The number of acres which are allocated or assignable to producing wells or wells capable of production.

Developed Reserves.    Developed oil and gas reserves are reserves of any category that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate.

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

Economically producible.    As it relates to a resource, a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation.

Exploitation.    The continuing development of a known producing formation in a previously discovered field. To maximize the ultimate recovery of oil or natural gas from the field by development wells, secondary recovery equipment or other suitable processes and technology.

Exploratory Well.    A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir.

Farmout.    An assignment of an interest in a drilling location and related acreage conditional upon the drilling of a well on that location.

Formation.    A succession of sedimentary beds that were deposited under the same general geologic conditions.

Fracture Stimulation.    A stimulation treatment routinely performed involving the injection of water, sand and chemicals under pressure to stimulate hydrocarbon production in low-permeability reservoirs.

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

Held-by-production.    A provision in an oil, gas and mineral lease that perpetuates a company’s right to operate a property or concession as long as the property or concession produces a minimum paying quantity of oil or gas.

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

Present value of estimated future net revenues or PV-10.    The present value of estimated future net revenues is an estimate of future net revenues from a property at the date indicated, without giving effect to derivative financial instrument activities, after deducting production and ad valorem taxes, future capital costs, abandonment costs and operating expenses, but before deducting future federal income taxes. The future net revenues have been discounted at an annual rate of 10% to determine their “present value.” The present value is shown to indicate the effect of time on the value of the net revenue stream and should not be construed as being the fair market value of the properties. Estimates have been made using constant oil and natural gas prices and operating and capital costs at the date indicated, at its acquisition date, or as otherwise indicated. We believe that the present value of estimated future net revenues before income taxes, while not a financial measure in accordance with GAAP, is an important financial measure used by investors and independent oil and natural gas producers for evaluating the relative significance of oil and natural gas properties and acquisitions because the tax characteristics of comparable companies can differ materially.

Probabilistic estimate.    The method of estimation of reserves or resources when the full range of values that could reasonably occur for each unknown parameter (from the geoscience and engineering data) is used to generate a full range of possible outcomes and their associated probabilities of occurrence.

Productive Well.    A productive well is a well that is not a dry well.

Proved Reserves.    Those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

The area of the reservoir considered as proved includes: (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities.

Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

Recompletion.    An operation within an existing well bore to make the well produce oil and/or gas from a different, separately producible zone other than the zone from which the well had been producing.

Reasonable certainty.    If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to estimated ultimate recovery (EUR) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease.

Reserve Life.    The estimated productive life, in years, of a proved reservoir based upon the economic limit of such reservoir producing hydrocarbons in paying quantities assuming certain price and cost parameters. For purposes of this Annual Report on Form 10-K, reserve life is calculated by dividing the Proved Reserves (on a Mmcfe basis) at the end of the period by the annualized average daily production volumes for December 2009.

Reservoir.    A porous and permeable underground formation containing a natural accumulation of producible oil or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reserves.

Resources.    All quantities of petroleum naturally occurring on or within the Earth’s crust, discovered and undiscovered (recoverable and unrecoverable), plus those quantities already produced. It also includes all types of petroleum whether currently considered “conventional” or “unconventional.”

Royalty interest.    An interest in an oil and/or natural gas property entitling the owner to a share of oil and natural gas production free of costs of production.

Shale.    Fine-grained sedimentary rock composed mostly of consolidated clay or mud. Shale is the most frequently occurring sedimentary rock.

Spud.    To start the well drilling process.

Standardized Measure of discounted future net cash flows or the Standardized Measure.    Under the Standardized Measure, future cash flows for the year ended December 31, 2009 are estimated by applying the simple average spot prices for the trailing twelve month period using the first day of each month beginning on January 1, 2009 and ended December 1, 2009, adjusted for fixed and determinable escalations, to the estimated future production of year-end Proved Reserves. Spot prices used to compute estimated future cash flows for the years ended December 31, 2008 and 2007 were based on year-end spot prices for each respective year. Future cash inflows are reduced by estimated future production and development costs based on period-end and future plugging and abandonment costs to determine pre-tax cash inflows. Future income taxes are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the associated properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

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

Undeveloped Reserves.    Reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time.

Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology establishing reasonable certainty.

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

Our future financial condition, access to capital, cash flow and results of operations depend upon the prices we receive for our oil and natural gas. We are particularly dependent on prices for natural gas. As of December 31, 2009, 96.5% of our Proved Reserves were natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Factors that affect the prices we receive for our oil and natural gas include:

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

In the past, prices of oil and natural gas have been extremely volatile, and we expect this volatility to continue. During 2009, the NYMEX price for natural gas has fluctuated from a high of $6.07 per Mmbtu to a low of $2.51 per Mmbtu, while the NYMEX West Texas Intermediate crude oil price ranged from a high of $81.37 per Bbl to a low of $33.98 per Bbl. For the five years ended December 31, 2009, the NYMEX Henry Hub natural gas price ranged from a high of $15.38 per Mmbtu to a low of $2.51 per Mmbtu, while the NYMEX West Texas Intermediate crude oil price ranged from a high of $145.29 per Bbl to a low of $33.87 per Bbl. On December 31, 2009, the spot market price for natural gas at Henry Hub was $5.79 per Mmbtu, a 1.4% increase from December 31, 2008. On December 31, 2009, the spot market price for crude oil at Cushing was $79.36 per Bbl, a 77.9% increase from December 31, 2008. In 2009, our average realized prices (before the impact of derivative financial instruments) for oil and natural gas were $53.72 per Bbl and $3.93 per Mcf compared with 2008 average realized prices of $96.93 per Bbl and $9.06 per Mcf, respectively.

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

Our drilling involves numerous risks, including the risk that we will not encounter commercially productive oil or natural gas reservoirs. We must incur significant expenditures to identify and acquire properties and to drill and complete wells. Additionally, seismic technology does not allow us to know conclusively prior to drilling a well that oil or natural gas is present or economically producible. The costs of drilling and completing wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. We have experienced some delays in contracting for drilling rigs, obtaining fracture stimulation crews and materials, and increasing costs to drill wells. All of these risks could adversely affect our results of operations and financial condition.

Part of our strategy involves acquiring acreage and drilling in new or emerging shale resource plays. As a result, our drilling results in these areas are subject to more uncertainties than our drilling program in the more established shallower formations and may not meet our expectations for reserves or production.

The results of our drilling in new or emerging shale resource plays, such as the Haynesville/Bossier shale and the Marcellus shale, are more uncertain than drilling results in areas that are developed and have established production. Since new or emerging plays and new formations have limited or no production history, we are less able to use past drilling results in those areas to help predict our future drilling results. In addition, part of our drilling strategy to maximize recoveries from the shale resource plays involves the drilling of horizontal wells using completion techniques that have proven to be successful in other shale formations. Our experience with horizontal drilling of the Haynesville/Bossier shale and the Marcellus shale to date, as well as the industry’s drilling and production history in these formations, is limited. In the past, we acquired producing oil and natural gas properties with established production histories which generated cash flow immediately upon closing the acquisition. Since we shifted our acquisition strategy to focus on acreage acquisitions in shale areas with Haynesville/Bossier and Marcellus potential, we now invest significant capital for acreage generally without any meaningful production or immediate cash flow. We must then incur significant additional costs to drill and properly develop the acreage we acquire in these shale areas. We may use bank debt to fund these acquisitions but we do not receive credit for borrowing base purposes until we drill wells and generate production.

Increased drilling in the Haynesville/Bossier shale formation may cause pipeline and gathering system capacity constraints that may limit our ability to sell natural gas and/or receive market prices for our gas.

The Haynesville shale wells we have drilled to date in and around our core area have reported very high initial production rates, implying potentially large reserves. If drilling in the Haynesville/Bossier shale continues to be successful, the amount of natural gas being produced in the area from these new wells, as well as natural gas produced from other existing wells, may exceed the capacity of the various gathering and intrastate or interstate transportation pipelines currently available. If this occurs it will be necessary for new interstate and intrastate pipelines and gathering systems to be built.

Because of the current economic climate, certain pipeline projects that are planned for the Haynesville/Bossier shale area may not occur because the prospective owners of these pipelines may be unable to secure the necessary financing. In addition, capital constraints could limit our ability to build intrastate gathering systems necessary to transport our natural gas to interstate pipelines. In such event, this could result in wells being shut-in awaiting a pipeline connection or capacity and/or natural gas being sold at much lower prices than those quoted on NYMEX or than we currently project, which would adversely affect our results of operations.

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

Our use of derivative financial instruments could have the effect of reducing our revenues and the value of our common stock. During the year ended December 31, 2009, we received cash payments to settle our derivative financial instrument contracts totaling $478.5 million. During the year ended December 31, 2008, we made cash payments to settle our oil and natural gas derivative financial instrument contracts totaling $109.3 million. For the year ended December 31, 2009, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $96.9 million. As of December 31, 2009, the net unrealized gains on our oil and natural gas derivative financial instrument contracts were $159.9 million. The ultimate settlement amount of these unrealized derivative financial instrument contracts is dependent on future commodity prices. In connection with acquisitions which included producing properties, we have, in certain instances, assumed derivative financial instruments covering a significant portion of estimated future production. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place. See “—Item 7. Management’s discussion and analysis of financial condition and results of operations—Our results of operations—Derivative financial instruments.”

We have incurred a substantial amount of indebtedness to fund our acquisitions, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.

As of December 31, 2009, our consolidated indebtedness was approximately $1.2 billion, a substantial reduction from our December 31, 2008 consolidated debt of approximately $3.0 billion as a result of proceeds received from our 2009 divestiture program and joint venture transactions. While our consolidated debt has been substantially reduced, our reserves, borrowing base, production and cash flows have also been reduced as a result of our divestitures and joint venture transactions. To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition and results of operations. In addition, we expect to fund acreage acquisitions with debt, which may increase our outstanding debt without any corresponding borrowing base increases. If our operating cash flow and other capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. None of these remedies may, if necessary, be effected on commercially reasonable terms, or at all. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt under our credit facilities, which could cause us to default on our obligations and could impair our liquidity.

We may be unable to acquire or develop additional reserves, which would reduce our revenues and access to capital.

Our success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are profitable to produce. Factors that may hinder our ability to acquire or develop additional oil and natural gas reserves include competition, access to capital, prevailing oil and natural gas prices and the number and attractiveness of properties for sale. If we are unable to conduct successful development activities or acquire properties containing Proved Reserves, our total Proved Reserves will generally decline as a result of production. Also, our production will generally decline. In addition, if our reserves and production decline, then the amount we are able to borrow under our credit agreements will also decline. We may be unable to locate additional reserves, drill economically productive wells or acquire properties containing Proved Reserves.

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

The growth of our business will require substantial capital on a continuing basis. Due to the amount of debt we have incurred, it may be difficult for us in the foreseeable future to obtain additional debt financing or to obtain additional secured financing other than purchase money indebtedness. If we are unable to obtain additional capital on satisfactory terms and conditions, we may lose opportunities to acquire oil and natural gas properties and businesses and, therefore, be unable to implement our growth strategy.

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

Our ability to market our oil and natural gas production will depend upon the availability and capacity of natural gas gathering systems, pipelines and other transportation facilities. We are primarily dependent upon third parties to transport our products. Transportation space on the gathering systems and pipelines we utilize is occasionally limited or unavailable due to repairs, outages caused by accidents or other events, or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements. We experienced production curtailments in East Texas/North Louisiana during 2009 and the Appalachian Basin during 2007, 2008 and 2009 resulting from capacity restraints and short term shutdowns of certain pipelines for maintenance purposes. Our access to transportation options can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. These factors and the availability of markets are beyond our control. If market factors dramatically change, the impact on our revenues could be substantial and could adversely affect our ability to produce and market oil and natural gas, the value of our common stock and our ability to pay dividends on our company stock.

We may not correctly evaluate reserve data or the exploitation potential of properties as we engage in our acquisition, exploration, development and exploitation activities.

Our future success will depend on the success of our acquisition, exploration, development and exploitation activities. Our decisions to purchase, explore, develop or otherwise exploit properties or prospects will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations, which could significantly reduce our ability to generate cash needed to service our debt and fund our capital program and other working capital requirements.

We cannot control the development of the properties we own but do not operate, which may adversely affect our production, revenues and results of operations.

As of December 31, 2009, third parties operate wells that represent approximately 3.0% of our Proved Reserves. As a result, the success and timing of our drilling and development activities on those properties depend upon a number of factors outside of our control, including:

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

New SEC and GAAP reserve reporting requirements may affect the results of our reserve estimates and could change our relative positioning in the industry with regard to reserve estimates.

On December 31, 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” amending and expanding its disclosure requirements for oil and natural gas producing companies. The new rules and disclosure requirements are effective as of December 31, 2009. On January 16, 2010, the Financial Accounting Standards Board adopted rules conforming GAAP to the new SEC definitions and rules. These changes are the first major modifications to the accounting-based reserve reporting requirements since 1982. Among other things, the new SEC rules modify various definitions impacting categories of oil and natural gas reserves and replace the previous pricing mechanism of using the last day of our fiscal year by using an average price mechanism based on the first day of the last twelve months for purposes of computing reserve quantities as of December 31, 2009 and subsequent periods. In addition, these new requirements not only require oil and gas companies to report Proved Reserves, but also permit voluntary disclosure of ‘probable’ and ‘possible’ reserves. While the new rules are intended to provide investors with a more complete picture of the reserves of reporting companies, and were made with an eye towards continuing to recognize new technologies and knowledge about the geometry and extent of oil and natural gas fields, these changes will potentially affect the results of our reserve estimates and application of these new reserve reporting rules by competitors may change our relative positioning in the industry as a whole with regards to reserve estimates.

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

We have in the past experienced some of these events during our drilling, production and midstream operations. These events may result in substantial losses to us from:

•	injury or loss of life;

•	severe damage to or destruction of property, natural resources and equipment;

•	pollution or other environmental damage;

•	environmental clean-up responsibilities;

•	regulatory investigation;

•	penalties and suspension of operations; or

•	attorneys’ fees and other expenses incurred in the prosecution or defense of litigation.

As is customary in our industry, we maintain insurance against some, but not all, of these risks. Our insurance may not be adequate to cover these potential losses or liabilities. Furthermore, insurance coverage may not continue to be available at commercially acceptable premium levels or at all. Due to cost considerations, from time to time we have declined to obtain coverage for certain drilling activities. We do not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could require us to make large unbudgeted cash expenditures that could adversely impact our results of operations and cash flow.

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

President Obama’s proposed Fiscal Year 2011 Budget included proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the manufacturing deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas we produce.

On June 26, 2009, the U.S. House of Representatives approved adoption of the American Clean Energy and Security Act of 2009, also known as the Waxman-Markey cap-and-trade legislation, or ACES. The purpose of ACES is to control and reduce emissions of greenhouse gases, or GHGs, in the United States. GHGs are certain gases, including carbon dioxide, a product of the combustion of natural gas, and methane, a primary component of natural gas, that may be contributing to warming of the Earth’s atmosphere resulting in climatic changes. ACES would establish a cap on total emissions of GHGs from certain categories of emission sources in the United States and require an overall reduction in GHG emissions of 17% (from 2005 levels) by 2020, and by over 80% by 2050. Under ACES, those categories of sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet ACES’s overall emission reduction goals. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. If enacted, the net effect of ACES would be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas.

The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. If the Senate adopts GHG legislation that is different from ACES, the Senate legislation would need to be reconciled with ACES, and both chambers would be required to approve identical legislation before it could become law. President Obama has indicated that he is in support of the adoption of legislation to control and reduce emissions of GHGs through an emission allowance system that results in fewer allowances being issued over time, but that allows parties to buy, sell and trade allowances as needed to fulfill their GHG emission obligations. Although it is not possible at this time to predict whether or when the Senate may act on climate change legislation or how any bill approved by the Senate would be reconciled with ACES, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs, and could have an adverse effect on demand for the oil and natural gas we produce.

The U.S. Environmental Protection Agency, or “EPA,” has also taken recent action related to greenhouse gases. On December 7, 2009, the EPA issued a notice of its finding and determination that emissions of carbon dioxide, methane, and other GHGs may reasonably be anticipated to endanger the public health and public welfare by, among other things, increasing ground-level ozone, altering the climate, contributing to a rise in sea levels, and harming water resources, agriculture, wildlife, and ecosystems. Once EPA promulgates regulations controlling GHG emissions, for example, regarding emissions from motor vehicles, which EPA has indicated may occur in 2010, EPA will be required to begin regulating emissions of GHGs under existing permitting provisions of the federal Clean Air Act. Those permitting provisions could require controls or other measures to reduce GHG emissions from new or modified sources, and we could incur additional costs to satisfy those permitting requirements. EPA has proposed a “Tailoring Rule” to regulate the permitting of GHG sources under the Clean Air Act’s PSD and Title V programs. Although it may take EPA several years to adopt and impose regulations limiting stationary source emissions of GHGs, any limitation on emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. On September 22, 2009, EPA finalized a GHG reporting rule that will require large sources of GHG emissions to monitor, maintain records on, and annually report their GHG emissions. Although this rule does not limit the amount of GHGs that can be emitted, it could require us to incur costs to monitor, recordkeep and report emissions of GHGs associated with our operations.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

Legislation has been proposed in Congress and by the Treasury Department to impose restrictions on certain transactions involving derivatives, which could affect the use of derivatives in hedging transactions. Under proposed legislation, OTC derivative dealers and other major OTC derivative market participants could be subjected to substantial supervision and regulation. The legislation generally would expand the power of the Commodity Futures Trading Commission, or CFTC, to regulate derivative transactions related to energy commodities, including oil and natural gas, to mandate clearance of derivative contracts through registered derivative clearing organizations, and to impose conservative capital and margin requirements and strong business conduct standards on OTC derivative transactions. The CFTC has proposed regulations that would implement speculative limits on trading and positions in certain commodities. Although it is not possible at this time to predict whether or when Congress may act on derivatives legislation or the CFTC may issue new regulations, any laws or regulations that may be adopted that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our trading and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Congress is currently considering legislation to amend the federal Safe Drinking Water Act to remove the exemption for hydraulic fracturing operations and require reporting and disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of bills pending before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. These bills, if adopted, could increase the possibility of litigation and establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens, making it more difficult to perform hydraulic fracturing and increasing our costs of compliance.

Our business exposes us to liability and extensive regulation on environmental matters, which could result in substantial expenditures.

Our operations are subject to numerous U.S. federal, state and local laws and regulations relating to the protection of the environment, including those governing the discharge of materials into the water and air, the generation, management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. We could incur material costs, including clean-up costs, fines and civil and criminal sanctions and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations. Such laws and regulations not only expose us to liability for our own activities, but may also expose us to liability for the conduct of others or for actions by us that were in compliance with all applicable laws at the time those actions were taken. In addition, we could incur substantial expenditures complying with environmental laws and regulations, including future environmental laws and regulations which may be more stringent, for example, the regulation of GHG emissions under new federal legislation, the federal Clean Air Act, or state or regional regulatory programs. Regulation of GHG emissions by Congress, EPA, or various states in the United States in areas in which we conduct business could have an adverse effect on our operations and demand for the oil and natural gas that we produce.

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

We follow the full cost method of accounting for our oil and natural gas properties. Depending upon oil and natural gas prices in the future, and at the end of each quarterly and annual period when we are required to test the carrying value of our assets using full cost accounting rules, we may be required to write-down the value of our oil and natural gas properties if the present value of the after-tax future cash flows from our oil and natural gas properties falls below the net book value of these properties. We have in the past, including 2008 and the first quarter of 2009, experienced ceiling test write-downs with respect to our oil and natural gas properties. Future non-cash ceiling test write-downs could negatively affect our results of operations and net worth.

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

During 2009, there were no sales to any individual customer which exceeded more than 10% of our consolidated revenues. However, during 2008 and in previous years, sales to Crosstex Gulf Coast Marketing and Atmos Energy have exceeded a 10% threshold. We continue to sell substantial quantities of natural gas to these customers. As our volumes in the Haynesville shale grow, these customers and others are expected to become more significant. The loss of any significant customer may cause a temporary interruption in sales of, or a lower price for, our oil and natural gas.

We have entered into significant natural gas firm transportation contracts primarily in East Texas and North Louisiana which require us to pay fixed amounts of money to the shippers regardless of quantities actually shipped. If we are unable to deliver the necessary quantities of natural gas to the shippers, our results of operations and liquidity could be adversely affected.

As of February 12, 2010, we were contractually committed to spend approximately $33.5 million in 2010 and over $300.0 million over the next ten years for firm transportation services. We may enter into additional firm transportation agreements as our development of our Haynesville, Bossier and Marcellus shale plays expand. We expect our production volumes, as well as our competitors, to increase significantly in the Haynesville and Marcellus shale areas. The use of firm transportation allows us priority space in a shippers’ pipeline which we believe is a strategic advantage. In the event we encounter delays due to construction, interruptions of operations or delays in connecting new volumes to gathering systems or pipelines for an extended period of time, the requirements to pay for quantities not delivered could have a material impact on our results of operations and liquidity.

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

We depend upon third party pipelines and other facilities that provide delivery options from our transportation and gathering pipelines for the benefit of our customers. Much of the natural gas transported by our pipelines must be treated or processed before delivery into a pipeline for natural gas. If the processing and treating plants to which we deliver natural gas were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines, reduced operating pressures, lack of capacity or other causes, our customers would be unable to deliver natural gas to end markets. Either of such events could materially and adversely affect our business, results of operations and financial condition.

Risks relating to our indebtedness

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.

As of February 12, 2010, we had approximately $1.2 billion of indebtedness, including $747.6 million of indebtedness which is subject to variable interest rates and $444.7 million of senior notes with a near-term maturity of January 15, 2011. Our total interest expense, excluding amortization of deferred financing costs, on an annual basis based on current available interest rates would be approximately $50.3 million and would change by approximately $7.5 million for every 1% change in interest rates.

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

Together with our subsidiaries, we may incur substantially more debt in the future in connection with our exploration, exploitation, development, acquisitions of undeveloped acreage and production of oil and natural gas producing properties. The restrictions in our debt agreements on our incurrence of additional indebtedness are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. To the extent new indebtedness is added to our current indebtedness levels, the risks described above could substantially increase. Significant additions of undeveloped acreage financed with debt may result in increased indebtedness without any corresponding increase in borrowing base, which could curtail drilling and development of this acreage or could cause us to not comply with our debt covenants.

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

As of December 31, 2009, we had 211,905,509 shares of common stock outstanding. All shares are freely tradable by persons other than our affiliates. Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common or preferred stock.

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

We may reduce or discontinue paying our quarterly cash dividend if our board of directors determines that paying a dividend is no longer appropriate.

In October 2009, we commenced a $0.025 quarterly cash dividend program on shares of our common stock. Any future dividend payments will depend on our earnings, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant. At any time, our board of directors may decide to reduce or discontinue paying our quarterly cash dividend. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. In addition, our credit agreements and the Indenture governing our senior notes restrict our ability to pay dividends.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Corporate offices

We lease office space in Dallas, Texas; Akron, Ohio; Cranberry Township, Pennsylvania; Warrendale, Pennsylvania and The Woodlands, Texas. We also have small offices for technical and field operations in Texas,

Louisiana, Ohio, Pennsylvania and West Virginia. The table below summarizes our material corporate leases. We plan to close our offices in The Woodlands, Texas and Akron, Ohio during 2010 and will consolidate functions into our Dallas, Texas and Warrendale, Pennsylvania locations.

Location	Approximate square footage	Approximate monthly payment	Expiration
Dallas, Texas	152,600	$207,300	June 30, 2015
Warrendale, Pennsylvania	56,000	$102,700	October 31, 2016
Cranberry Township, Pennsylvania	22,400	$27,900	February 28, 2013
Akron, Ohio	17,500	$49,500	February 28, 2010
The Woodlands, Texas	13,800	$28,700	June 30, 2012

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

Market information for our common stock

Our common stock trades on the NYSE under the symbol “XCO.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the NYSE:

	Price Per Share		Dividends declared
	High	Low
2009
First Quarter	$12.52	$7.68	$—
Second Quarter	16.66	9.28	—
Third Quarter	19.38	10.57	—
Fourth Quarter	22.52	14.91	0.050
2008
First Quarter	$19.33	$13.94	$—
Second Quarter	39.00	18.51	—
Third Quarter	40.93	14.00	—
Fourth Quarter	16.10	4.08	—

Our shareholders

According to our transfer agent, Continental Stock Transfer & Trust Company, there were approximately 86 holders of record of our common stock on December 31, 2009 (including nominee holders such as banks and brokerage firms who hold shares for beneficial holders).

Our dividend policy

On October 1, 2009 our Board of Directors approved the commencement of a dividend program at an initial quarterly cash dividend rate of $0.025 per share of EXCO’s common stock. The first quarterly dividend of $0.025 per share was paid on October 26, 2009 to holders of record on October 12, 2009. The second quarterly dividend of $0.025 per share was paid on December 15, 2009 to holders of record on November 30, 2009. Any future declaration of dividends, as well as the establishment of record and payment dates, is subject to the approval of EXCO’s Board of Directors.

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

The selected financial data for the 275 day period from January 1, 2005 to October 2, 2005 is referred to as Predecessor and represents the period of time when EXCO was privately held and owned by a different group of equity holders. On October 3, 2005, a group of investors and EXCO management completed an equity buyout of EXCO, which resulted in a change of control and a change in accounting basis. All periods subsequent to October 3, 2005 are referred to as Successor. We became a publicly traded company on February 14, 2006.

Selected consolidated financial and operating data

	Successor					Predecessor
(in thousands, except per share amounts)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	90 day period from October 3 to December 31, 2005	275 day period from January 1 to October 2, 2005

Statement of operations data(1):
Revenues:
Oil and natural gas	$550,505	$1,404,826	$875,787	$359,235	$70,061	$132,821
Midstream(2)	35,330	85,432	18,817	8,139	—	—

Total revenues	585,835	1,490,258	894,604	367,374	70,061	132,821

Costs and expenses:
Oil and natural gas production(3)	177,629	238,071	168,999	68,517	8,949	22,157
Midstream operating expenses(2)	35,580	82,797	16,289	7,797	—	—
Gathering and transportation	18,960	14,206	10,210	1,615	—	—
Depreciation, depletion and amortization	221,438	460,314	375,420	135,722	14,071	24,687
Write-down of oil and natural gas properties	1,293,579	2,815,835	—	—	—	—
Accretion of discount on asset retirement obligations	7,132	6,703	4,878	2,014	226	617
General and administrative(4)	99,177	87,568	64,670	41,206	6,375	89,442
Gain on divestitures and other operating items	(676,434)	(2,692)	(3,997)	—	—	—

Total costs and expenses	1,177,061	3,702,802	636,469	256,871	29,621	136,903

Operating income (loss)	(591,226)	(2,212,544)	258,135	110,503	40,440	(4,082)
Other income (expense):
Interest expense	(147,161)	(161,638)	(181,350)	(84,871)	(19,414)	(26,675)
Gain (loss) on derivative financial instruments(5)	232,025	384,389	26,807	198,664	(256)	(177,253)
Other income	126	1,289	6,160	2,466	2,374	7,096
Equity method loss in TGGT Holdings, LLC	(69)	—	—	—	—	—
Other equity method investment	—	—	—	1,593	837	—

Total other income (expense)	84,921	224,040	(148,383)	117,852	(16,459)	(196,832)

Income (loss) before income taxes	(506,305)	(1,988,504)	109,752	228,355	23,981	(200,914)
Income tax expense (benefit)	(9,501)	(255,033)	60,096	89,401	7,631	(63,698)

Income (loss) before discontinued operations	(496,804)	(1,733,471)	49,656	138,954	16,350	(137,216)

Discontinued operations:
Income (loss) from discontinued operations	—	—	—	—	—	(4,403)
Gain on disposition of Addison Energy, Inc	—	—	—	—	—	175,717
Income tax expense	—	—	—	—	—	49,282

Income from discontinued operations	—	—	—	—	—	122,032

Net income (loss)	(496,804)	(1,733,471)	49,656	138,954	16,350	(15,184)
Preferred stock dividends	—	(76,997)	(132,968)	—	—	—

Net income (loss) available to common shareholders	$(496,804)	$(1,810,468)	$(83,312)	$138,954	$16,350	$(15,184)

Basic income (loss) per share from discontinued operations	$—	$—	$—	$—	$—	$1.05

Basic income (loss) per share available to common shareholder	$(2.35)	$(11.81)	$(0.80)	$1.44	$0.35	$(0.13)

Diluted income (loss) per share from discontinued operations	$—	$—	$—	$—	$—	$1.05

Diluted income (loss) per share available to common shareholders	$(2.35)	$(11.81)	$(0.80)	$1.41	$0.35	$(0.13)

Weighted average common and common equivalent shares outstanding:
Basic	211,266	153,346	104,364	96,727	47,222	116,504
Diluted	211,266	153,346	104,364	98,453	47,222	116,504

Selected consolidated financial and operating data (continued)

	Successor					Predecessor
	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	90 day period from October 3 to December 31, 2005	275 day period from January 1 to October 2, 2005
Statement of cash flow data:
Net cash provided by (used in):
Operating activities	$433,605	$974,966	$577,829	$227,659	$8,177	$(81,122)
Investing activities	1,235,275	(1,708,579)	(2,396,437)	(1,791,517)	(13,337)	337,880
Financing activities	(1,657,612)	735,242	1,851,296	1,359,727	(4,018)	(47,035)
Balance sheet data:
Current assets	$402,088	$513,040	$311,300	$236,710	$342,525	n/a
Total assets	2,358,894	4,822,352	5,955,771	3,707,057	1,530,493	n/a
Current liabilities	212,914	322,873	278,167	190,924	465,725	n/a
Long-term debt, less current maturities	1,196,277	3,019,738	2,099,171	2,081,653	461,802	n/a
Shareholders’ equity	859,588	1,332,501	1,115,742	1,179,850	370,882	n/a
Total liabilities and shareholders’ equity	2,358,894	4,822,352	5,955,771	3,707,057	1,530,493	n/a

(1)	We have completed numerous acquisitions and dispositions which impacts the comparability of the selected financial data between periods. See Note 4. Divestitures and acquisitions in our notes to consolidated financial statements.

(2)	We designated a midstream segment during 2008. Upon closing of the BG Midstream Transaction on August 14, 2009 of 50% of our interest in our East Texas/North Louisiana midstream operations (excluding the Vernon Field midstream assets), our Midstream operations no longer meet the criteria to be designated as a separate business segment. Effective August 14, 2009, net operating activity for the Vernon Field midstream assets, including intercompany eliminations are reported as a component of “Gathering and transportation” expense.

(3)	Share-based compensation pursuant to Financial Accounting Standards Board, or FASB, ASC Topic 718 Compensation—Stock Compensation, included in oil and natural gas production is $2.8 million, $4.2 million and $3.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(4)	Share-based compensation pursuant to FASB ASC Topic 718 Compensation—Stock Compensation, included in general and administrative expenses is $16.2 million, $11.8 million and $9.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(5)	We do not designate our derivative financial instruments as hedges and as a result the changes in the fair value of our derivative financial instruments are recognized directly in our statement of operations. See “Item 7. Managements’ discussion and analysis of financial condition and results of operations—Critical accounting policies—Accounting for derivatives” for a description of this accounting method.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “risk factors” and elsewhere in this Annual Report on Form 10-K.

Overview and history

We are an independent oil and natural gas company engaged in the exploration, exploitation, development and production of onshore North American oil and natural gas properties. Our principal operations are conducted in the East Texas/North Louisiana, Appalachia and Permian producing areas. In addition to our oil and natural gas producing operations, we hold a 50% equity interest in a joint venture which owns gathering systems and pipelines in East Texas/North Louisiana. Our assets in East Texas/North Louisiana, including our equity interest in midstream operations, are owned by our subsidiary, EXCO Operating. Organizationally, EXCO Operating is an indirect wholly-owned subsidiary of EXCO Resources. EXCO Operating’s debt is not guaranteed by EXCO Resources and EXCO Operating does not guarantee EXCO Resources’ debt.

Historically, we used acquisitions and vertical drilling as our vehicle for growth. As a result of our acquisitions, we accumulated an inventory of drilling locations and acreage holdings with significant potential in the Haynesville/Bossier and Marcellus shale resource plays. This shale potential has allowed us to shift our focus to exploit these shales, primarily through horizontal drilling. Future acquisitions are likely to be focused on supplementing our shale resource holdings in the East Texas/North Louisiana and Appalachian areas. We will continue to develop certain vertical drilling opportunities in our East Texas/North Louisiana, Appalachia and Permian areas as industry economic conditions permit.

We currently have two credit agreements with a combined borrowing base of $1.3 billion, of which $747.6 million was drawn as of December 31, 2009. The EXCO Resources Credit Agreement has a borrowing base of $450.0 million and the EXCO Operating Credit Agreement has a borrowing base of $850.0 million. We expect to continue to grow by leveraging our management and technical team’s experience, developing our shale resource plays, exploiting our multi-year inventory of development drilling locations, accumulating undeveloped acreage in shale areas, exploitation projects and entering into joint venture transactions. We employ the use of debt along with a comprehensive derivative financial instrument program to mitigate commodity price volatility to support our strategy.

As of December 31, 2009, the PV-10 and the Standardized Measure of our Proved Reserves was approximately $747.7 million (see “Item 1. Summary of geographic areas of operations” for a reconciliation of PV-10 to Standardized Measure of Proved Reserves). For the year ended December 31, 2009, we produced 128.2 Bcfe of oil and natural gas. Based on our December 2009 average daily production of 224.0 Mmcfe, this translates to a reserve life of approximately 11.7 years.

In 2009, we drilled 103 wells and completed 101 gross (53.0 net) wells with 98.1% drilling success rate. Our 2009 development, exploitation and other oil and natural gas property capital expenditures totaled $299.8 million. In addition, we leased $106.0 million of undeveloped acreage primarily in the Haynesville/Bossier shale resource play in East Texas/North Louisiana. Midstream capital expenditures, prior to the formation of TGGT, were $53.1 million and corporate capital expenditures totaled an additional $52.5 million. In addition, we completed $233.6 million of acquisitions, which were mostly undeveloped acreage in the Haynesville shale resource play.

During 2009, we also completed sales of certain non-strategic assets pursuant to a previously announced divestiture program and entered into joint venture transactions with BG Group, resulting in net cash proceeds of approximately $2.1 billion after closing adjustments.

The following table summarizes our 2009 divestitures and joint venture transactions:

(in thousands)	Proceeds (1)
Operating division
East Texas/North Louisiana
BG Upstream Transaction	$713,779
BG Midstream Transaction	269,237
East Texas Transaction	154,299
Other East Texas/North Louisiana	22,327

Mid-Continent
Mid-Continent Transaction	197,730
Sheridan Transaction(2)	531,351
Other Mid-Continent	5,482

Appalachia
EnerVest Transaction(2)(3)	129,737
Permian	40,042

Total joint ventures and divestitures	$2,063,984

(1)	Net of selling expenses.

(2)	Subject to final closing adjustments.

(3)	Pending receipt of an additional $13.1 million of consents.

Our plans for 2010 are focused on the Haynesville/Bossier and Marcellus shales. Our budgeted capital expenditures total $471.4 million, of which $409.4 million is allocated to our East Texas/North Louisiana and Appalachia regions. In East Texas and North Louisiana, our capital expenditures in the BG AMI are expected to total $740.8 million, with EXCO’s share being only $165.3 million, which reflects the favorable impact of the BG Carry. In Appalachia, our planned capital expenditures total $154.2 million.

The 2010 capital budget includes $39.1 million for midstream activities, including a $7.8 million equity contribution to TGGT. TGGT is the newly formed midstream joint venture owned equally by EXCO and BG Group. TGGT owns the midstream assets located within the BG AMI in East Texas and North Louisiana. The TGGT capital budget for 2010 is $101.0 million, $50.5 million net to EXCO’s interest. This budget will be mostly funded by internal TGGT cash flow. The management of TGGT is also evaluating several expansion projects which, if approved, will require additional capital contributions.

Like all oil and natural gas production companies, we face the challenge of natural production declines. Oil and natural gas production from a given well naturally decreases over time. We attempt to overcome this natural decline by drilling to identify and develop additional reserves and add additional reserves through acquisitions. As of December 31, 2009, 96.5% of our estimated Proved Reserves were natural gas. Consequently, our results of operations are particularly impacted by natural gas markets.

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

Estimates of Proved Reserves

The Proved Reserves data included in this Annual Report on Form 10-K was prepared in accordance with SEC guidelines. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;

•	the interpretation of that data;

•	the accuracy of various mandated economic assumptions; and

•	the technical qualifications, experience and judgment of the persons preparing the estimates.

Because these estimates depend on many assumptions, all of which may substantially differ from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate. The assumptions used for our Haynesville well and reservoir characteristics and performance are subject to further refinement as more production history is accumulated.

You should not assume that the present value of future net cash flows represents the current market value of our estimated Proved Reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from Proved Reserves according to the requirements in the SEC’s Release No. 33-8995 Modernization of Oil and Gas Reporting, or Release No. 33-8995. Actual future prices and costs may be materially higher or lower than the prices and costs used in the preparation of the estimate. Further, the mandated discount rate of 10% may not be an accurate assumption of future interest rates.

Proved Reserves quantities directly and materially impact depletion expense. If the Proved Reserves decline, then the rate at which we record depletion expense increases, reducing net income. A decline in the estimate of Proved Reserves may result from lower market prices, making it uneconomical to drill or produce from higher cost fields. In addition, a decline in Proved Reserves may impact the outcome of our assessment of our oil and natural gas properties and require an impairment of the carrying value of our oil and natural gas properties.

Proved Reserves are defined as those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether the estimates is a deterministic estimate or probabilistic estimate. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project, within a reasonable time.

The area of the reservoir considered as proved includes both the area identified by drilling and limited by fluid contacts, if any, and adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil and gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establish a lower contact with reasonable certainty.

Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

Reserves that can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based, and the project has been approved for development by all necessary parties and entities, including governmental entities.

Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.

Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period before the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

Business combinations

For the periods covered by this Annual Report on Form 10-K, we use FASB ASC Subtopic 805-10 for Business Combinations to record our acquisitions of oil and natural gas properties or entities which we acquire beginning January 1, 2009. ASC 805-10 requires that acquired assets, identifiable intangible assets and liabilities be recorded at their fair value, with any excess purchase price being recognized as goodwill. Application of ASC 805-10 requires significant estimates to be made by management using information available at the time of acquisition. Since these estimates require the use of significant judgment, actual results could vary as the estimates are subject to changes as new information becomes available.

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

Share-based payments

We account for share-based payments to employees using the methodology prescribed in FASB ASC Topic 718 for Compensation—Stock Compensation Topic. At December 31, 2009, our employees and directors held options under EXCO’s 2005 Long-Term Incentive Plan, or the 2005 Incentive Plan, to purchase 16,454,294 shares of EXCO common stock at prices ranging from $6.33 per share to $38.01 per share. The options expire ten years from the date of grant. Pursuant to the 2005 Incentive Plan, 25% of the options vest immediately with an additional 25% to vest on each of the next three anniversaries of the date of grant. We use the Black-Scholes model to calculate the fair value of issued options. The gross fair value of the granted options using the Black-Scholes model range from $2.28 per share to $14.27 per share. ASC Topic 718 requires share-based compensation be recorded with cost classifications consistent with cash compensation. EXCO uses the full cost method to account for its oil and natural gas properties. As a result, part of our share-based payments are capitalized. Total share-based compensation for 2009 was $24.1 million, of which $5.1 million was capitalized as part of our oil and natural gas properties. In 2008 and 2007, a total of $20.0 million and $15.0 million, respectively, of share-based compensation was incurred, of which $4.0 million and $2.4 million, respectively, was capitalized.

Accounting for oil and natural gas properties

The accounting for, and disclosure of, oil and natural gas producing activities require that we choose between two GAAP alternatives; the full cost method or the successful efforts method.

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

During April 2008 we initiated leasing projects to acquire shale drilling rights in both our Appalachia and East Texas/North Louisiana operating areas. In accordance with our policy and FASB ASC Subtopic 835-20 for Capitalization of Interest, we began capitalizing interest on unproved properties.

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

Under the full cost method of accounting, sales, dispositions and other oil and natural gas property retirements are generally accounted for as adjustments to the full cost pool, with no recognition of gain or loss unless the disposition would significantly alter the relationship between capitalized costs and Proved Reserves. During 2009, our BG Upstream Transaction, Mid-Continent Transaction, East Texas Transaction and Sheridan Transaction resulted in significant alterations to our full cost depletion pool and we determined that gain recognition was appropriate for these transactions. Gain or loss recognition on divestiture or abandonment of oil and natural gas properties where disposition would result in a significant alteration of the depletion rate requires allocation of a portion of the amortizable full cost pool based on the relative estimated fair value of the disposed oil and natural gas properties to the estimated fair value of total Proved Reserves. As discussed under “Estimates of Proved Reserves,” estimating oil and natural gas reserves involves numerous assumptions.

Prior to our December 31, 2009 adoption of Release No. 33-8995, at the end of each quarterly period the unamortized cost of oil and natural gas properties, net of related deferred income taxes, was limited to the full cost ceiling, computed as the sum of the estimated future net revenues from our Proved Reserves using period-end prices, discounted at 10%, and adjusted for related income tax effects (ceiling test). In the event our capitalized costs exceeded the ceiling limitation at the end of the reporting period, we subsequently evaluated the limitation for price changes occurring after the balance sheet date to assess impairment. Beginning December 31, 2009, Release No. 33-8995 requires that the full cost ceiling be computed as the sum of the estimated future net revenues from Proved Reserves using the average, first-day-of-the-month price during the previous 12-month period, discounted at 10% and adjusted for related income tax effects. The new rule no longer allows a company to subsequently evaluate the limitation for subsequent prices changes. Under full cost accounting rules, any ceiling test write-downs of oil and natural gas properties may not be reversed in subsequent periods. Since we do not designate our derivative financial instruments as hedges, we are not allowed to use the impacts of the derivative financial instruments in our ceiling test computation. As a result, decreases in commodity prices which contribute to ceiling test write-downs may be offset by mark-to-market gains which are not reflected in our ceiling test results.

For the year 2007, we sought and received exemptions from the Securities and Exchange Commission, or the SEC, in July 2007 to exclude three significant proved oil and natural gas property acquisitions which closed in late 2006 and during the first half of 2007 from our ceiling test computation for a period of 12 months from the closing date of each acquisition. There were no ceiling test exemptions in effect for any acquisitions for the years ended December 31, 2009 and 2008.

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

Goodwill

A change in control transaction involving an equity buyout on October 3, 2005, required the application of the purchase method of accounting pursuant to ASC 805-10 and goodwill of $220.0 million was recognized. Additional goodwill of $250.1 million was recognized from our 2006 acquisitions.

The BG Upstream Transaction, the East Texas Transaction, the Mid-Continent Transaction and the Sheridan Transaction each caused significant alterations to our depletion rate and we therefore evaluated the goodwill associated with these properties. As a result of our analysis, we eliminated $177.6 million of goodwill by reducing the gains associated with these transactions. In addition, the BG Midstream Transaction triggered the write off of $11.4 million of goodwill against the associated gain and the transfer of $11.4 million of goodwill to the TGGT investment.

As of December 31, 2009, our consolidated goodwill totals $269.7 million. Not all of our goodwill is currently deductible for income tax purposes. Furthermore, in accordance with FASB ASC Topic 350-Intangibles —Goodwill and Other, goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, are subject to various assumptions and judgments. We use a combination of valuation techniques, including discounted cash flow projections and market comparable analyses to evaluate our goodwill for possible impairment. Actual future results of these assumptions could differ as a result of economic changes which are not within our control. Losses, if any, resulting from impairment tests will be reflected in operating income in the statement of operations. As of December 31, 2009, we did not have any impairment of our goodwill.

Asset retirement obligations

We follow FASB ASC Subtopic 410-20 for Asset Retirement Obligations to account for legal obligations associated with the retirement of long-lived assets. ASC 410-20 requires these obligations be recognized at their estimated fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The costs of plugging and abandoning oil and natural gas properties fluctuate with costs associated with the industry. We periodically assess the estimated costs of our asset retirement obligations and adjust the liability according to these estimates.

Accounting for income taxes

Income taxes are accounted for using the liability method of accounting in accordance FASB ASC Topic 740 for Income Taxes. We must make certain estimates related to the reversal of temporary differences, and actual results could vary from those estimates. Deferred taxes are recorded to reflect the tax benefits and consequences of future years’ differences between the tax basis of assets and liabilities and their financial reporting basis. We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent accounting pronouncements

On January 21, 2010, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2010-06—Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 requires transfers, and the reasons for the transfers, between Levels 1 and 2 be disclosed, Level 3 reconciliations for fair value measurements using significant unobservable inputs should be presented on a gross basis, the fair value measurement disclosure should be reported for each class of asset and liability, and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring will be required for fair value measurements that fall in either Level 2 or 3. The update will be effective for interim and annual reporting periods beginning after December 15, 2009. This update will require us to update our disclosures on derivatives, but will have no impact to our financial position.

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

On December 31, 2008, the SEC issued Release No. 33-8995, amending its oil and natural gas reporting requirements for oil and natural gas producing companies. On January 16, 2010, the Financial Accounting Standards Board, or the FASB, issued Update No. 2010-03—Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures, or Update No. 2010-03, to align the oil and gas reserve estimation and disclosure requirements of the Codification with Release No. 33-8995.

The effective date of the new accounting and disclosure requirements is for annual reports filed for fiscal years ending on or after December 31, 2009. Companies are not permitted to comply at an earlier date.

Among other things, Release No. 33-8995 and the Update No. 2010-03:

•

Revises a number of definitions relating to oil and natural gas reserves to make them consistent with the Petroleum Resource Management System, which includes certain non-traditional resources in proved reserves;

•	Permits the use of new technologies for determining oil and natural gas reserves;

•

Requires the use of the simple average spot prices for the trailing twelve month period using the first day of each month in the estimation of oil and natural gas reserve quantities and, for companies using the full cost method of accounting, in computing the ceiling limitation test, in place of a single day price as of the end of the fiscal year;

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

The impact of the adoption of this statement can be seen in our disclosures in Item 1. Business. The change in the calculation of pricing resulted in prices of $3.87 per Mmbtu for Henry Hub and $61.18 per Bbl for Cushing, Oklahoma instead of the December 31, 2009 spot price of $5.79 per Mmbtu for Henry Hub and $79.36 per Bbl for Cushing, Oklahoma.

Our results of operations

A summary of key financial data for 2009, 2008 and 2007 related to our results of operations for the years then ended is presented below.

(dollars in thousands, except per unit price)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year to year change
				2009- 2008	2008- 2007
Production:
Oil (Mbbls)	1,571	2,236	1,645	(665)	591
Natural gas (Mmcf)	118,736	131,159	111,419	(12,423)	19,740
Total production (Mmcfe)(1)	128,162	144,575	121,289	(16,413)	23,286
Oil and natural gas revenues before derivative financial instrument activities:
Oil	$84,397	$216,727	$117,073	$(132,330)	$99,654
Natural gas	466,108	1,188,099	758,714	(721,991)	429,385

Total oil and natural gas	$550,505	$1,404,826	$875,787	$(854,321)	$529,039

Midstream operations:(2)
Midstream revenues (before intersegment eliminations)	$76,478	$147,636	$45,763	$(71,158)	$101,873
Midstream operating expenses (before intersegment eliminations)	56,372	112,705	22,276	(56,333)	90,429

Midstream operating profit (before intersegment eliminations)	20,106	34,931	23,487	(14,825)	11,444
Intersegment eliminations	(20,356)	(32,296)	(20,959)	11,940	(11,337)

Midstream operating profit (after intersegment eliminations)	$(250)	$2,635	$2,528	$(2,885)	$107

Oil and natural gas derivative financial instruments:
Cash settlements on derivative financial instruments	$478,463	$(109,300)	$108,413	$587,763	$(217,713)
Non-cash change in fair value of derivative financial instruments	(246,438)	493,689	(81,606)	(740,127)	575,295

Total derivative financial instrument activities	$232,025	$384,389	$26,807	$(152,364)	$357,582

Average sales price (before cash settlements of derivative financial instruments):
Oil (Bbl)	$53.72	$96.93	$71.17	$(43.21)	$25.76
Natural gas (per Mcf)	3.93	9.06	6.81	(5.13)	2.25
Natural gas equivalent (per Mcfe)	4.30	9.72	7.22	(5.42)	2.50
Costs and expenses:
Oil and natural gas operating costs(3)	$138,659	$161,172	$115,719	$(22,513)	$45,453
Production and ad valorem taxes	38,970	76,899	53,280	(37,929)	23,619
Gathering and transportation	18,960	14,206	10,210	4,754	3,996
Depletion	196,515	435,595	357,902	(239,080)	77,693
Depreciation and amortization	24,923	24,719	17,518	204	7,201
General and administrative(4)	99,177	87,568	64,670	11,609	22,898
Interest expense, including impacts of interest rate swaps	147,161	161,638	181,350	(14,477)	(19,712)
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$1.08	$1.11	$0.95	$(0.03)	$0.16
Production and ad valorem taxes	0.30	0.53	0.44	(0.23)	0.09
Gathering and transportation	0.15	0.10	0.08	0.05	0.02
Depletion	1.53	3.01	2.95	(1.48)	0.06
Depreciation and amortization	0.19	0.17	0.15	0.02	0.02
General and administrative	0.77	0.61	0.53	0.16	0.08
Net income (loss)	$(496,804)	$(1,733,471)	$49,656	$1,236,667	$(1,783,127)
Preferred Stock dividends	—	(76,997)	(132,968)	76,997	55,971

Income (loss) available to common shareholders	$(496,804)	$(1,810,468)	$(83,312)	$1,313,664	$(1,727,156)

(1)	Mmcfe is calculated by converting one barrel of oil into six Mcf of natural gas.

(2)	Upon closing the BG Midstream Transaction on August 14, 2009, our midstream operations no longer met the criteria to be designated as a separate business segment. Our 50% interest in TGGT is accounted for using the equity method of accounting. Effective August 14, 2009, all operating activity, including intersegment eliminations, for the Vernon Field midstream assets is reported as a component in “Gathering and transportation” expense.

(3)	Share-based compensation, pursuant to FASB ASC Topic 718, included in oil and natural gas operating costs, is $2.8 million, $4.2 million and $3.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(4)	Share-based compensation, pursuant to FASB ASC Topic 718, included in general and administrative expenses is $16.2 million, $11.8 million and $9.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. See “Note 2. Summary of significant accounting policies—Stock options” in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2009, 2008 and 2007.

The comparability of our results of operations for 2009, 2008 and 2007 is impacted by:

•	the BG Upstream Transaction;

•	2009 divestures;

•	other dispositions of oil and natural gas properties;

•	fluctuations in oil and natural gas prices, which impact our oil and natural gas reserves, revenues, cash flows and net income or loss;

•	the impact of our 2009 natural gas production volumes from our horizontal drilling activities in the Haynesville shale;

•	mark-to-market accounting used for our derivative financial instruments gains or losses;

•	changes in Proved Reserves and production volumes, including the impact of the 2009 SEC rules, and their impact on depletion;

•	the impact of ceiling test write-downs in 2009 and 2008;

•	gains on sales of assets in 2009;

•	the impact of the BG Midstream Transaction and related adoption of the equity method of accounting for our investment in TGGT;

•	significant changes in the amount of our long-term debt and the conversion of $2.0 billion of preferred stock into common stock in July 2008; and

•	significant acquisitions of producing oil and natural gas properties acquired in 2007 and 2008.

General

The availability of a ready market for oil and natural gas and the prices of oil and natural gas are dependent upon a number of factors that are beyond our control. These factors include, among other things:

•	the level of domestic production and economic activity, particularly the recent worldwide economic recession which continues to affect oil and natural gas prices and demand;

•	the level of domestic and international industrial demand for manufacturing operations;

•	the availability of imported oil and natural gas;

•	actions taken by foreign oil producing nations;

•	the cost and availability of natural gas pipelines with adequate capacity and other transportation facilities;

•	the cost and availability of other competitive fuels;

•	fluctuating and seasonal demand for oil, natural gas and refined products;

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

For the year ended December 31, 2009, there were no sales to any individual customer which exceeded 10% of our consolidated revenues or were considered material to our operations. For the year ended December 31, 2008, sales to a natural gas marketing company, Crosstex Gulf Coast Marketing, and to a regulated natural gas utility company, Atmos Energy Marketing L.L.C. and its affiliates, accounted for approximately 12.0% and 11.2%, respectively, of total consolidated revenues. For the year ended December 31, 2007, sales to a regulated natural gas utility company, Atmos Energy Marketing L.L.C. and its affiliates, and an independent oil and natural gas company, Anadarko and its affiliates, accounted for approximately 18.9% and 11.4%, respectively, of total consolidated revenues. The loss of any significant customer may cause a temporary interruption in sales of, or a lower price for, our oil and natural gas, but we believe that the loss of any one customer would not have a material adverse effect on our results of operations or financial condition.

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

Summary

For the years ended December 31, 2009, 2008 and 2007, we had net losses available to common shareholders of $496.8 million, $1.8 billion and $83.3 million, respectively.

During 2009, we closed divestiture and joint venture transactions totaling approximately $2.1 billion. Upon closing these transactions, we no longer operate in the Mid-Continent, Rockies and Ohio regions. Our current primary focus is the exploration and exploitation of the Haynesville/Bossier shales in East Texas/North Louisiana and the Marcellus shale in Appalachia.

Our results of operations for 2009 were impacted by the BG Upstream Transaction, the BG Midstream Transaction, the East Texas Transaction, the Mid-Continent Transaction, the Sheridan Transaction and the EnerVest Transaction. The impacts of these transactions include the following:

•	we recognized gains from our joint venture transactions with BG Group, the East Texas Transaction, the Mid-Continent Transaction and the Sheridan Transaction in 2009 of $691.9 million.

•

production, revenues, operating expenses and related severance and ad valorem taxes for 2009 reflect the significant joint ventures and divestitures with BG Group, Encore, and Sheridan, as well as other smaller sales completed during 2009. The significant divestitures and joint ventures occurred during the third and fourth quarters of 2009. The combination of these transactions had significant impacts on our operating statistics. Our average daily production volumes for December 2009, the first month in which we had operations which excluded these transactions, was 224.0 Mmcfe per day, which would result in annualized production of 81.8 Bcfe compared with reported 2009 production of 128.2 Bcfe and 2008 production of 144.6 Bcfe; and

•

we discontinued reporting our midstream operations as a separate business segment on August 14, 2009 as a result of the BG Midstream Transaction. We now report our 50% equity in net income or loss from TGGT in Equity method loss in TGGT Holdings, LLC in our Condensed Consolidated Statements of Operations.

In addition, the impact of acquisitions, fluctuations in oil and natural gas prices, ceiling test write-downs and derivative financial instruments are significant to our results of operations. Acquisitions of producing oil and natural gas properties in 2008 and 2007 significantly increased our production, revenues and operating costs. There were large fluctuations in oil and natural gas prices during 2008 and 2009. In 2008, we received average oil prices of $96.93 per Bbl compared to $53.72 per Bbl in 2009 and in 2008 average natural gas prices of $9.06 per Mcfe compared to $3.93 per Mcfe in 2009. As a result of the decrease in natural gas prices from the end of 2008 and into 2009, we recognized write-downs to our full cost pool of $2.8 billion in 2008 and $1.3 billion in 2009. There were no write-downs required in 2007. In addition, we do not designate our derivative financial instruments as hedges. Therefore, we mark the non-cash changes in the fair value of our unsettled derivative financial instruments to market at the end of each reporting period. Due to significant fluctuations in the price of oil and natural gas during 2009, 2008 and 2007, the impacts of derivative financial instruments, including cash settlements or receipts with our counterparties and the non-cash mark-to-market impacts, totaled net gains of $232.0 million, $384.4 million and $26.8 million for 2009, 2008 and 2007, respectively.

Oil and natural gas revenues, production and prices

The following table presents our revenues, production and prices by major producing areas for the years ended December 31, 2009, 2008, 2007:

	Year ended December 31,
	2009			2008			Year to date change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mmcfe	Production (Mmcfe)	Revenue	$/Mmcfe	Production (Mmcfe)	Revenue	$/Mmcfe
Producing region:
East Texas/North Louisiana	82,138	$315,710	$3.84	87,540	$802,579	$9.17	(5,402)	$(486,869)	$(5.33)
Mid-Continent	18,013	84,179	4.67	24,239	243,148	10.03	(6,226)	(158,969)	(5.36)
Appalachia	19,184	91,832	4.79	20,899	209,221	10.01	(1,715)	(117,389)	(5.22)
Permian and other	8,827	58,784	6.66	11,897	149,878	12.60	(3,070)	(91,094)	(5.94)

Total	128,162	$550,505	$4.30	144,575	$1,404,826	$9.72	(16,413)	$(854,321)	$(5.42)

	Year ended December 31,
	2008			2007			Year to date change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mmcfe	Production (Mmcfe)	Revenue	$/Mmcfe	Production (Mmcfe)	Revenue	$/Mmcfe
Producing region:
East Texas/North Louisiana	87,540	$802,579	$9.17	78,312	$528,947	$6.75	9,228	$273,632	$2.42
Mid-Continent	24,239	243,148	10.03	19,271	148,586	7.71	4,968	94,562	2.32
Appalachia	20,899	209,221	10.01	15,661	121,994	7.79	5,238	87,227	2.22
Permian and other	11,897	149,878	12.60	8,045	76,260	9.48	3,852	73,618	3.12

Total	144,575	$1,404,826	$9.72	121,289	$875,787	$7.22	23,286	$529,039	$2.50

Total oil and natural gas revenues for 2009 were $550.5 million compared with $1.4 billion for 2008 and $875.8 million for 2007. For 2009, natural gas represented 84.7% of our oil and natural gas revenues and 92.6% of equivalent production. For 2008, natural gas represented 84.6% of our oil and natural gas revenues and 90.7% of equivalent production and for 2007, natural gas represented 86.6% of our oil and natural gas revenues and 91.9% of equivalent production.

Our equivalent production volumes for 2009 were 128.2 Bcfe compared with 144.6 Bcfe for 2008, a decrease of 11.4% due primarily to our 2009 divestitures, including the BG Upstream Transaction, which were partially offset by increased production volumes from Haynesville drilling results.

Production in our East Texas/North Louisiana region for 2009 was 82.1 Bcfe compared with 87.5 Bcfe in 2008. Divestures in 2009 impacting our East Texas/North Louisiana region included our East Texas Transaction and the BG Upstream Transaction. Our East Texas/North Louisiana production was also impacted as a result of production declines in our Vernon Field due to suspension of vertical drilling operations in the area. These decreases were almost offset, however, by increased production in our Haynesville area, which we began actively drilling in late 2008, and the addition of the Danville Field in East Texas, which we acquired in July 2008.

Our Mid-Continent region was sold in 2009. Our production in Appalachia in 2009 of 19.2 Bcfe compared with 20.9 Bcfe in 2008, was the result of normal declines impacted by suspension of drilling operations and the EnverVest Transaction. Our production declines in Permian were a result of normal declines, suspension of drilling operations and the divesture of our Vinegarone Field.

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

For 2009, our average price received for natural gas was $3.93 per Mcf compared with $9.06 per Mcf in 2008 and $6.81 per Mcf in 2007. The 2009 average price received for oil was $53.72 per Bbl compared to $96.93 per Bbl for 2008. The average price per Bbl for 2007 was $71.17. The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand. Demand is impacted by general economic conditions, estimates of oil and natural gas in storage, weather and other seasonal conditions, including hurricanes and tropical storms. Market conditions involving over or under supply of natural gas can result in substantial price volatility. Historically, commodity prices have been volatile and we expect the volatility to continue in the future. Changes in oil and natural gas prices have a significant impact on our oil and natural gas revenues, cash flows, quantities of estimated Proved Reserves and related liquidity. The decline from the 2008 prices to the 2009 prices was a result of a commodity price decline that started at end of the third quarter of 2008 and continued through 2009. Assuming our 2009 production levels, a change of $0.10 per Mcf of natural gas sold would result in an annual increase or decrease in revenues and cash flow of approximately $11.9 million and a change of $1.00 per Bbl of oil sold would result in an annual increase or decrease in revenues and cash flow of approximately $1.6 million without considering the effects of derivative financial instruments.

In 2008, our revenues (before the impact of derivative financial instruments) increased to $1.4 billion from $875.8 million for 2007. The total increase of $529.0 million was attributable to an increase of $236.0 million from increased volumes primarily due to 2008 and 2007 acquisitions along with an increase in our realized price per Mcfe, which increased revenue by $293.0 million.

During 2008 we closed the Appalachian Acquisition, which included shallow natural gas properties located primarily in our central Pennsylvania operating area and the Danville Acquisition, which included producing oil and natural gas properties, acreage and other assets in Gregg, Rusk and Upshur counties of Texas. The Appalachian Acquisition and the Danville Acquisition increased our production in our Appalachia and East Texas/North Louisiana areas by 4.6 Bcfe and 3.1 Bcfe, respectively, during 2008. In addition, the impact of a full year of production in 2008 compared with a partial year in 2007 from the Vernon Acquisition increased volumes in East Texas/North Louisiana by 4.4 Bcfe. Volumes in the Mid-Continent area from the Southern Gas Acquisition increased by 5.7 Bcfe during 2008.

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

Midstream revenues

Until our adoption of the equity method of accounting in connection with the BG Midstream Transaction in August 2009, our midstream revenues were principally derived from three of our wholly-owned subsidiaries: TGG, which owns an intrastate pipeline in East Texas and a gathering system in North Louisiana, Talco, which owns gathering systems in East Texas and North Louisiana and Vernon Gathering. Revenues in our midstream segment were derived from sales of natural gas purchased for resale and fees earned from gathering, transportation, treating and compression of natural gas. We do not own any natural gas processing facilities.

On August 14, 2009, we closed the BG Midstream Transaction. TGGT now holds our East Texas/North Louisiana midstream assets, exclusive of the Vernon Field midstream assets. TGGT is accounted for using the equity method of accounting. The net operations of Vernon Gathering are now reflected in “Gathering and transportation” on our Condensed Consolidated Statements of Operations.

Prior to the sale on August 14, 2009, we evaluated our midstream operations as if they were a stand alone operation. Accordingly, the results of operations discussed below are prior to intersegment eliminations.

For the year ended December 31, 2009, midstream revenues were $76.5 million compared with $147.6 million for year ended December 31, 2008. The decrease in sales for 2009 is due to the combination of lower prices received in 2009 from the sales of natural gas we purchased for resale, lower condensate prices and the adoption of the equity method of accounting for TGGT’s operations on August 14, 2009.

For the year ended December 31, 2008, midstream revenues were $147.6 million, a 222.6% increase over the year ended December 31, 2007 midstream revenues of $45.8 million. Increases in the sales of natural gas account for 80.9% of the increase in the midstream revenues and are primarily attributable to the New Waskom Acquisition and gathering assets acquired in the Danville Acquisition. These assets, which were not owned in 2007, contained several contracts whereby we purchase and resell natural gas produced by third-parties. The remaining increase in revenues was attributable to increases in drip sales and gathering fees associated with the 2008 acquisitions, as well as increased throughput on our midstream assets.

Oil and natural gas operating costs

Our oil and natural gas operating costs for 2009, 2008, and 2007 were $138.7 million, $161.2 million and $115.7 million, respectively. Absolute increases or decreases in total dollar value from year to year are due primarily to operating expenses incurred from our acquisitions or divestitures. Management believes that analyses on a per Mcfe basis provide a more meaningful measure than the absolute dollar increases since the divestures in 2009 and the acquisitions in 2008 and 2007 significantly impacted the absolute dollar amounts. The following tables summarize direct operating expenses and unit rates per Mcfe for 2009, 2008, and 2007:

(in thousands)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year to year change	Year to year change

				2009-2008	2008-2007
Lease operating expense	$124,703	$144,171	$104,002	$(19,468)	$40,169
Workovers	11,125	12,827	8,126	(1,702)	4,701
Stock-based compensation (non-cash)	2,831	4,174	3,591	(1,343)	583

Total oil and natural gas operating costs	$138,659	$161,172	$115,719	$(22,513)	$45,453

(per Mcfe)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year to year change	Year to year change

				2009-2008	2008-2007
Lease operating expense	$0.97	$0.99	$0.85	$(0.02)	$0.14
Workovers	0.09	0.09	0.07	—	0.02
Stock-based compensation (non-cash)	0.02	0.03	0.03	(0.01)	—

Total oil and natural gas operating costs	$1.08	$1.11	$0.95	$(0.03)	$0.16

On a per Mcfe basis, oil and natural gas operating costs for the year ended December 31, 2009 decreased by $0.03 per Mcfe from year ended December 31, 2008. Direct lease operating expenses per unit decreased by $0.02 per Mcfe, or 2.0%, for the year ended December 31, 2009, from the year ended December 31, 2008. These decreases are principally the result of divestitures in 2009 and lower operating costs in our East Texas/North Louisiana area where increasing volumes from Haynesville wells benefit the unit rate. Benefits from the Haynesville results are partially offset by declining volumes from our base production that tend to increase the unit rate.

On a per Mcfe basis, oil and natural gas operating expenses for the year ended December 31, 2008 increased $0.16 per Mcfe from year ended December 31, 2007. Direct lease operating expenses increased by $0.14 per Mcfe, or 16.5%, for the year ended December 31, 2008 from the year ended December 31, 2007. These increases were primarily the result of our acquisitions in 2008 and the general increase in the costs of goods and services used in our oil and natural gas operations, most notably chemicals, labor, utilities, motor fuel and utility costs. Workover expenses for the year ended December 31, 2008, on a Mcfe basis, increased $0.02 per Mcfe from the year ended December 31, 2007 due primarily to higher costs for rigs and services.

Midstream operating expenses

Our midstream operating expenses before intersegment elimination, which includes the cost of natural gas purchased and then resold, for the year ended December 31, 2009 decreased $56.3 million from the year ended December 31, 2008. The decrease in midstream operating expenses was primarily attributable to a decline in the prices we paid for the natural gas we purchased for resale along with the August 14, 2009 BG Midstream Transaction and related adoption of the equity method of accounting for TGGT’s operations. These decreases were offset by increases in both operating expenses and gas purchases resulting from the 2008 New Waskom and Danville acquisitions as well as the expansion of our gathering and transportation facilities in the East Texas/North Louisiana operating area in support of our Haynesville projects.

Our midstream operating expenses before intersegment eliminations for the year ended December 31, 2008 increased $90.4 million, or 406.0%, respectively, from the year ended December 31, 2007. The increase in midstream operating expenses for the year ended December 31, 2008 was primarily attributable to:

•	increased cost of purchased gas of approximately $78.3 million due primarily to contracts assumed to purchase natural gas from our March 2008 New Waskom Acquisition; and

•

increased operating expenses of approximately $10.2 million related to the March 2008 New Waskom Acquisition and increased Vernon Gathering operating expenses due to 2008 reflecting twelve months of operating costs and 2007 reflecting only nine months of operating costs.

Gathering and transportation

We report gathering and transportation costs in accordance with FASB Section 605-45-05 of Subtopic 605-45 for Revenue Recognition. We generally sell oil and natural gas under two types of agreements which are common in our industry. Both types of agreements include a transportation charge. One is a netback arrangement, under which we sell oil or natural gas at the wellhead and collect a price, net of the transportation incurred by the purchaser. In this case, we record sales at the price received from the purchaser, net of the transportation costs. Under the other arrangement, we sell oil or natural gas at a specific delivery point, pay transportation to a third party and receive proceeds from the purchaser with no transportation deduction. In this case, we record the transportation cost as gathering and transportation expense. Due to these two distinct selling arrangements, our computed realized prices, before the impact of derivative financial instruments, contain revenues which are reported under two separate bases. Gathering and transportation expenses totaled $19.0 million for year ended December 31, 2009, compared to $14.2 million for the year ended December 31, 2008 and $10.2 million for the year ended December 31, 2007.

As a result of the BG Midstream Transaction on August 14, 2009 our gathering system in Louisiana that supports our Vernon Field operations, which was previously reported within our midstream segment, is now reported net in “Gathering and transportation” on the Consolidated Statements of Operations.

We have entered into firm transportation agreements with pipeline companies to facilitate sales as we expand our Haynesville volumes. We expect our gathering and transportation expenses to increase significantly in 2010 and beyond.

Production and ad valorem taxes

Production and ad valorem taxes were $39.0 million, $76.9 million and $53.3 million for 2009, 2008, and 2007, respectively. However, on a percentage of revenue basis, before the impact of derivative financial instruments, production and ad valorem taxes were 7.1% of oil and natural gas sales, compared with 5.5% and 6.1% for 2007 and 2006, respectively. The increase in the percentage of revenue basis is primarily the result of the different taxing jurisdictions in which we operate. Production taxes are set by state and local governments and vary as to the tax rate and the value to which that rate is applied. In Louisiana, where a substantial percentage of our production is derived, severance taxes are levied on a per Mcf basis. Therefore, the resulting dollar value of production is not sensitive to changes in prices for natural gas. The rate in Louisiana, whether stated on a per Mcfe basis or as a percentage of revenues, is also complicated by certain severance tax holidays on deep wells. Approval of these holidays is on a well by well basis, and credits are not recognized until approvals are received. Accordingly, a 50% decline in the average sales price per Mcf in Louisiana would double the effective production tax rate as a percentage of revenue. In our other operating areas, production taxes are predominantly price dependent. Ad valorem assessments also vary widely.

In addition to our existing production and ad valorem taxes on current properties, we may be subject to new taxes or changes to existing rates in the future. The state of Louisiana raised its severance tax rate to $0.33 per Mcf from $0.29 per Mcf effective July 1, 2009. In addition, the Commonwealth of Pennsylvania, which does not currently have ad valorem or severance taxes on oil and natural gas reserves or production, is currently studying different tax proposals impacting the oil and natural gas industry.

Overall, our production and ad valorem tax rates per Mcfe were $0.30 per Mcfe for 2009, $0.53 per Mcfe for 2008 and $0.44 per Mcfe for 2007. The following tables present our severance and ad valorem taxes on a per Mcfe basis and percentage of revenue basis for our significant producing regions.

	Year ended December 31,
	2009					2008
(dollars in thousands, except per unit rate)	Revenue	Production (Mmcfe)	Production and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe	Revenue	Production (Mmcfe)	Production and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe
Producing region:
East Texas/North Louisiana	$315,710	82,138	$24,162	7.7%	$0.29	$802,579	87,540	$40,227	5.0%	$0.46
Mid-Continent	84,179	18,013	6,588	7.8%	0.37	243,148	24,239	18,415	7.6%	0.76
Appalachia	91,832	19,184	2,562	2.8%	0.13	209,221	20,899	5,545	2.7%	0.27
Permian and other	58,784	8,827	5,658	9.6%	0.64	149,878	11,897	12,712	8.5%	1.07

Total	$550,505	128,162	$38,970	7.1%	$0.30	$1,404,826	144,575	$76,899	5.5%	$0.53

	Year ended December 31,
	2008					2007
(dollars in thousands, except per unit rate)	Revenue	Production (Mmcfe)	Production and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe	Revenue	Production (Mmcfe)	Production and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe
Producing region:
East Texas/North Louisiana	$802,579	87,540	$40,227	5.0%	$0.46	$528,947	78,312	$32,375	6.1%	$0.41
Mid-Continent	243,148	24,239	18,415	7.6%	0.76	148,586	19,271	10,469	7.0%	0.54
Appalachia	209,221	20,899	5,545	2.7%	0.27	121,994	15,661	4,099	3.4%	0.26
Permian and other	149,878	11,897	12,712	8.5%	1.07	76,260	8,045	6,337	8.3%	0.79

Total	$1,404,826	144,575	$76,899	5.5%	$0.53	$875,787	121,289	$53,280	6.1%	$0.44

Depreciation, depletion and amortization

The following table presents our depreciation, depletion and amortization expenses for the years ended December 31, 2009, 2008 and 2007. The depreciation, depletion and amortization rate per Mcfe produced varies significantly for each of the periods presented due to the various divestures, acquisitions and ceiling test write-downs incurred in 2008 and 2009. The 2007 Vernon Acquisition and the Southern Gas Acquisition, both of which included significant proved developed producing properties, increased the depreciation, depletion and amortization rate to $3.10 per Mcfe in 2007. The Appalachian Acquisition and the Danville Acquisition, along with a full year of activity related to the 2007 acquisitions, initially increased the depreciation, depletion and amortization rate in 2008; however, these acquisitions were offset by the ceiling test write-downs in 2008. The annual 2008 depreciation, depletion and amortization rate was $3.18 per Mcfe, approximately 2.6% higher than 2007. The depletion rate was further reduced in 2009 by the first quarter 2009 ceiling test write-downs and the divestures during year, resulting in an annual depreciation, depletion and amortization rate of $1.72 per Mcfe in 2009, approximately 45.9% lower than 2008.

(dollars in thousands, except per unit rate)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year to year change 2009-2008	Year to year change 2008-2007
Depreciation, depletion and amortization costs:
Depletion expense	$196,515	$435,595	$357,902	$(239,080)	$77,693
Depreciation and amortization expense	$24,923	$24,719	$17,518	$204	$7,201
Depletion calculated rate per Mcfe	$1.53	$3.01	$2.95	$(1.48)	$0.06
Depreciation and amortization calculated rate per Mcfe	$0.19	$0.17	$0.15	$0.02	$0.02
Consolidated depreciation, depletion and amortization rate per Mcfe	$1.72	$3.18	$3.10	$(1.46)	$0.08

Accretion of discount on asset retirement obligations increased to $7.1 million in 2009 from $6.7 million in 2008 and $4.9 million in 2007. The increase in 2009 from 2008 and in 2008 from 2007 is due to the combination of significant well additions and related plugging liabilities in connection with our 2008 and 2007 acquisitions and increased estimates for the costs to plug and abandon properties. The increased estimates for plugging and abandoning properties reflect increased costs for labor, rig rates and materials used in those operations. The impact of our 2009 divestitures on accretion expenses in not significant as the divestitures occurred throughout 2009.

Write-down of oil and natural gas properties

For the year ended December 31, 2009, we recognized a ceiling test write-down of $1.3 billion. For the year ended December 31, 2008, we recognized ceiling test write-downs of $2.8 billion to our proved oil and natural gas properties. There were no ceiling test write-downs in 2007.

As discussed above, prior to our December 31, 2009 adoption of Release No. 33-8995, we were required by the SEC to compute the after-tax present value of our proved oil and natural gas properties using spot market prices for oil and natural gas at our balance sheet date. The prices used to compute our first quarter write-down were $3.63 per Mmbtu for natural gas and $49.64 per Bbl of oil as of March 31, 2009. Beginning December 31, 2009, Release No. 33-8995 states that we are required to compute the present value of our proved oil and natural gas properties using the simple average spot price for the trailing twelve month period using the first day of each month. The average prices used to compute the present value of our properties were $3.87 per Mmbtu for natural gas and $61.18 per Bbl of oil for 2009. Natural gas, which is sold at other natural gas marketing hubs where we conduct operations, is subject to prices which reflect variables that can increase or decrease natural gas prices at these hubs such as market demand, transportation costs and quality of the natural gas being sold. Those differences are referred to as the basis differentials. Typically, basis differentials result in natural gas prices which are lower than Henry Hub, except in Appalachia, where we have typically received a premium to Henry Hub. We may face further ceiling test write-downs in future periods, depending on level of commodity prices, drilling results and well performance.

General and administrative expenses

The following table presents our general and administrative expenses for the years ended December 31, 2009, 2008 and 2007 and changes for each of the years then ended.

(in thousands, except per unit amounts)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year to year change 2009-2008	Year to year change 2008-2007
General and administrative costs:
Gross general and administrative expense	$137,038	$123,981	$88,778	$13,057	$35,203
Operator overhead reimbursements	(24,600)	(24,902)	(18,413)	302	(6,489)
Capitalized acquisition and development charges	(13,261)	(11,511)	(5,695)	(1,750)	(5,816)

Net general and administrative expense	$99,177	$87,568	$64,670	$11,609	$22,898

General and administrative expense per Mcfe	$0.77	$0.61	$0.53	$0.16	$0.08

Net general and administrative expenses for the year ended December 31, 2009 were $99.2 million, or $0.77 per Mcfe, compared with $87.6 million, or $0.61 per Mcfe, in 2008, an increase of $11.6 million.

The primary components of the net increase of $11.6 million for the year ended December 31, 2009 were higher personnel costs of $16.4 million due to additional employees related to expansion of technical staff to exploit our shale resource asset base, $2.6 million in employee relocation and severance costs associated with our divestitures and office closures, $4.4 million in additional stock compensation expense related primarily to the acceleration of vesting of certain employees impacted by the divestitures and the impact the increase in our stock price had on the valuation of our December 2009 grants compared to the December 2008 grants and increased rent of $1.6 million resulting from our 2008 expansion.

These increases were offset by the following items:

•	decreased legal fees of $4.4 million due to the first quarter 2008 cancellation of a proposed master limited partnership and reduced reserves for claims;

•	decreased franchise and property taxes of $1.5 million due primarily to lower equity as a result of 2008 and 2009 ceiling test write-downs and recapitalization of our corporate structure;

•	decreased information and technology costs of $1.6 million due primarily to prior year costs incurred in connection with additional personnel;

•	recovery of $4.6 million of technical service costs from our service agreement with BG Group; and

•	increased capitalized salary costs of $1.8 million due to the previously discussed expansion of technical personnel.

Net general and administrative expenses for the year ended December 31, 2008 were $87.6 million, or $0.61 per Mcfe, compared with $64.7 million, or $0.53 per Mcfe, in 2007, an increase of $22.9 million. Significant components of the increase for the year ended December 31, 2008 include the following items:

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

Partially offsetting the increases in general and administrative expenses were operator overhead recoveries of $24.9 million and $18.4 million for the years ended December 31, 2008 and 2007, respectively. Additional offsets to general and administrative expenses were capitalized costs of $11.5 million and $5.7 million for the years ended December 31, 2008 and 2007, respectively.

Interest expense

Interest expense for the year ended December 31, 2009 was $147.2 million compared to $161.6 million for the same period in 2008. The decreased interest expense of $14.5 million is a result of $46.1 million decreased interest costs from our credit agreements due to the combination of significant reductions in outstanding debt beginning in the third quarter of 2009 and lower LIBO rates in 2009 compared to 2008, a $5.0 million decrease related to our interest rate swaps and a $2.0 million decrease related to a full year of capitalized interest. The decrease was offset by an increase of $9.0 million resulting primarily from the write-off of deferred financing fees related to the reduction of our debt on the credit agreements and $29.7 million of interest and deferred financing costs related to the Term Credit Agreement, which included a $15.0 million duration fee. We repaid the Term Credit Agreement in August 2009.

Interest expense for the year ended December 31, 2008 was $161.6 million compared to $181.3 million for the same period in 2007. The decrease of $19.7 million in 2008 when compared to 2007 reflects higher 2008 interest costs for the Term Credit Agreement of $26.9 million and settlements and non-cash changes in the fair value of interest swaps of $9.9 million which were more than offset by reductions of $50.2 million of prior year write-offs of deferred financing costs arising from early debt terminations, reduced interest on credit agreements of $1.7 million and $3.9 million of capitalized interest in 2008. There was no interest capitalized in 2007.

(in thousands)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year to year change 2009-2008	Year to year change 2008-2007
Interest expense:
7 1/4% senior notes due 2011	$28,653	$28,874	$28,922	$(221)	$(48)
EXCO Resources Credit Agreement	22,778	42,628	29,415	(19,850)	13,213
EXCO Operating Credit Agreement	26,456	52,717	68,462	(26,261)	(15,745)
Term Credit Agreement	18,833	13,337	—	5,496	13,337
Amortization and write-off of deferred financing costs on EXCO Resources Credit Agreement	8,632	1,956	1,519	6,676	437
Amortization of deferred financing costs on EXCO Operating Credit Agreement	5,362	3,014	2,619	2,348	395
Amortization of deferred financing costs on Term Credit Agreement	37,754	13,598	—	24,156	13,598
Amortization and write-off of deferred financing costs on EXCO Operating term loan	—	—	32,100	—	(32,100)
EXCO Operating term loan	—	—	18,140	—	(18,140)
Capitalized interest	(5,840)	(3,861)	—	(1,979)	(3,861)
Interest rate swaps settlements	12,180	(588)	—	12,768	(588)
Fair market value adjustment on interest rate swaps	(7,861)	9,878	—	(17,739)	9,878
Other interest expense	214	85	173	129	(88)

Total interest expense	$147,161	$161,638	$181,350	$(14,477)	$(19,712)

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

(in thousands)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year to year change 2009-2008	Year to year change 2008-2007
Derivative financial instrument activities:
Cash settlements on derivative financial instruments	$478,463	$(109,300)	$108,413	$587,763	$(217,713)
Non-cash change in fair value of derivative financial instruments	(246,438)	493,689	(81,606)	(740,127)	575,295

Total derivative financial instrument activities	$232,025	$384,389	$26,807	$(152,364)	$357,582

Our non-cash mark-to-market changes in the fair value of our oil and natural gas derivative financial instruments for the year ended December 31, 2009 resulted in a loss of $246.4 million compared to a gain of $493.7 million and a loss of $81.6 million for the years ended December 31, 2008 and 2007, respectively. The significant fluctuation was, again, attributable to high volatility in the prices for oil and natural gas between each of the years. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.

The use of derivative financial instruments allows us to limit the impacts of volatile price fluctuations associated with oil and natural gas. The following table presents our natural gas prices, before the impact of derivative financial instruments where average realized prices per Mcfe ranged from a high of $9.72 during the year end December 31, 2008 to a low of $4.30 during the year ended December 31, 2009 while the impact of cash settlements on derivatives decreased our price volatility from a high of $8.96 per Mcfe during the year ended December 31, 2008 to a low of $8.03 per Mcfe for the year ended December 31, 2009, respectively.

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year to year change 2009-2008	Year to year change 2008-2007
Realized pricing:
Oil per Bbl	$53.72	$96.93	$71.17	$(43.21)	$25.76
Natural gas per Mcf	3.93	9.06	6.81	(5.13)	2.25
Natural gas equivalent per Mcfe	4.30	9.72	7.22	(5.42)	2.50
Effect of cash settlements on derivatives	3.73	(0.76)	0.89	4.49	(1.65)
Net price per Mcfe, including derivative financial instruments	$8.03	$8.96	$8.11	$(0.93)	$0.85

Our cash settlements for 2009 increased our other income by $478.5 million, or $3.73 per Mcfe compared to cash settlements decreasing our other income by $109.3 million, or $0.76 per Mcfe, in 2008. The significant fluctuations between settlements of receipts on our derivative financial instruments demonstrates the aforementioned volatility in prices.

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

In January 2008, we entered into interest rate swaps to mitigate our exposure to fluctuations in interest rates on $700.0 million in principal through February 14, 2010 at LIBO rates ranging from 2.45% to 2.8%. For the year ended December 31, 2009, we had realized losses from settlements of $12.2 million and $2.0 million of cumulative non-cash unrealized losses attributable to our interest rate swaps. For the year ended December 31, 2008, we had realized gains from settlements of $0.6 million and $9.9 million of non-cash unrealized losses attributable to our interest rate swaps. Our interest rate derivative financial instruments terminated as of February 14, 2010.

Income taxes

The following table presents a reconciliation of our income tax provision (benefit) for the years ended December 31, 2009, 2008 and 2007.

(in thousands)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
United States federal income taxes (benefit) at statutory rate of 35%	$(177,207)	$(695,977)	$38,413
Increases (reductions) resulting from:
Goodwill	43,455	—	—
Adjustments to the valuation allowance	141,975	526,372	9,336
Non-deductible compensation	2,808	2,321	3,144
State tax rate change	—	—	3,078
State taxes net of federal benefit	(20,606)	(88,266)	4,423
Other	74	517	1,702

Total income tax provision	$(9,501)	$(255,033)	$60,096

During 2009, our income tax rate was impacted by the recognition of valuation allowances against deferred tax assets, which were primarily due to ceiling test write-downs that caused previous book basis and tax basis differences to change from deferred tax liabilities to deferred tax assets and divestitures of properties.

During 2008, our income tax rate was impacted by the establishment of valuation allowances against deferred tax assets, which were primarily due to ceiling test write-downs that caused previous book basis and tax basis differences to change from deferred tax liabilities to deferred tax assets. Our deferred tax assets were offset by valuation allowances after testing to determine if the asset would meet a more likely than not criteria for realization pursuant to FASB ASC Topic 740- Income Taxes.

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

The Company adopted the provisions of FASB ASC Subtopic 740-10 for Income Taxes on January 1, 2007. As a result of ASC Subtopic 740-10, the Company recognized zero liabilities for unrecognized tax benefits. As of December 31, 2009, 2008 and 2007, the Company’s policy is to recognize interest related to unrecognized tax benefits of interest expense and penalties in operating expenses. The Company has not accrued any interest or penalties relating to unrecognized tax benefits in the current financials.

Liquidity, capital resources and capital commitments

Overview

Our financial strategy is to use a combination of cash flow from operations, bank financing, cash received from joint ventures, proceeds from sales of oil and natural gas properties and the issuance of equity and debt securities to fund our operations, conduct development and exploitation activities and to fund acquisitions. Prior to 2009, we used acquisitions of producing properties and vertical drilling of development wells in established basins as our primary vehicle for growth. These acquisitions provided us with substantial acreage with deep rights in shale resource plays, and our recent success using horizontal drilling in the Haynesville shale in East Texas/North Louisiana has created significant growth opportunities in the area, as well as in the Bossier shale play in East Texas/North Louisiana and the Marcellus shale play in Appalachia. These additional opportunities have resulted in a shift in our focus from an acquisition-oriented strategy to horizontal drilling, development and exploitation activities. As a result of the BG Upstream Transaction in August 2009, we increased our drilling and leasing activities within the BG AMI. Pursuant to the Joint Development Agreement, or JDA, with BG Group, BG Group also agreed to fund 75% of our 50% interest in deep drilling projects up to a total of $400.0 million. As a result of this carried amount, our required capital expenditures will be substantially reduced during the carried period, which we project will extend through 2011. As of December 31, 2009, approximately $367.7 million remains unfunded by BG Group under the carry provisions of the JDA.

Cash flows from operations and unused borrowing capacity under our revolving credit agreements represent the primary source of liquidity to fund our operations and our capital expenditure programs. The primary factors impacting our cash flow from operations include (i) levels of production from our oil and natural gas properties, (ii) prices we receive for sales of oil and natural gas production, including settlement proceeds or payments related to our oil and natural gas derivatives, (iii) operating costs of our oil and natural gas properties, (iv) costs for our general and administrative activities and (v) interest expense and other financing related costs. The following table presents our liquidity and financial position as of December 31, 2009 and February 12, 2010:

(in thousands)	December 31, 2009	February 12, 2010
Cash(1) .	$127,316	$142,825

Borrowings under credit agreements	747,564	747,564
Senior Notes(2) .	444,720	444,720

Total debt .	1,192,284	1,192,284

Net debt	$1,064,968	$1,049,459

Consolidated borrowing base	$1,300,000	$1,300,000
Unused borrowing base(3)	$537,235	$537,235
Unused borrowing base plus cash(3)	$664,551	$680,060

(1)	Includes restricted cash of $58.9 million at December 31, 2009 and $71.4 million at February 12, 2010.

(2)	Excludes unamortized bond premium of $4.0 million.

(3)	Net of $15.2 million in letters of credit.

Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining financing flexibility and the use of derivative financial instruments to mitigate price fluctuations Prices for natural gas experienced significant declines beginning in the third quarter of 2008 and remained at low levels throughout 2009. As a result of these low prices, we suspended many of our vertical drilling projects as economics did not meet our internal rate of return objectives. The following table presents a comparison of our existing 2010 capital budget to our 2009 activities.

(in thousands, except wells)	2010 planned gross wells	2010 capital budget	2009 actual spending	Year to year change 2010-2009
East Texas/North Louisiana	138	$255,133	$371,065	$(115,932)
Appalachia	27	154,246	32,173	122,073
Mid-Continent	—	—	8,282	(8,282)
Permian and other	40	29,163	20,692	8,471
Midstream	—	7,800	53,122	(45,322)
Corporate	—	25,044	26,198	(1,154)

Total	205	$471,386	$511,532	$(40,146)

In the fourth quarter of 2008, we commenced a program to divest various oil and natural gas assets across our entire portfolio and engaged several different brokers to assist with these divestitures. This divestiture program, combined with the BG Upstream Transaction and the BG Midstream Transaction, resulted in cash proceeds of approximately $2.1 billion, after customary closing and post-closing adjustments and provided us with substantial liquidity. We used these proceeds to pay down debt on both of our revolving credit facilities and pay off our Term Credit Agreement. As of December 31, 2009, we had reduced our consolidated outstanding debt to $1.2 billion, a reduction of $1.8 billion from the December 31, 2008 debt levels. However, our oil and natural gas production, results of operations and future liquidity from operations will be reduced in the near term as a result of asset sales and the reduced interest in properties sold to the BG Group.

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

As of December 31, 2009, the aggregate borrowing bases under our credit agreements, after the October 2009 borrowing base redeterminations, totaled $1.3 billion, of which $747.6 million was drawn. In addition, we have $444.7 million outstanding under our Senior Notes due on January 11, 2011.

The U.S. House of Representatives has adopted legislation to control and reduce GHGs. The U.S. Senate is working on similar legislation. Although it is not possible at this time to predict whether or when any such legislation will emerge from Congress, any laws or regulations that may be adopted to restrict or reduce GHGs would likely require us to incur increased operating costs, and could have an adverse effect on demand for the oil and natural gas we produce. The EPA has also taken recent action related to GHGs that would require large sources of GHG emissions to monitor, maintain records on, and annually report their GHG emissions. Although this rule does not limit the amount of GHGs that can be emitted, it could require us to incur costs to monitor, recordkeep and report emissions of GHGs associated with our operations.

Recent events affecting liquidity

The capital and credit markets remained constrained and unpredictable throughout 2009. Actions taken by the United States government and Federal Reserve in 2008 and 2009 through enacted legislation and implementation of various programs have had only limited impact in stabilizing the credit markets and promoting liquidity in financial institutions. The impacts of these actions, some of which have not yet been fully implemented, on our industry and on us, are not determinable at this time, nor can we determine the length of time that credit markets will remain constrained, and the ultimate impact on our ability to access capital is expected to be equally uncertain.

In addition to the turmoil in the credit markets and related uncertainties, prices for natural gas suffered a precipitous decline beginning in the third quarter of 2008 and has continued throughout 2009. As of February 12, 2010, the spot prices for oil and natural gas were $74.13 per Bbl and $5.53 per Mmbtu compared with $79.36 per Bbl and $5.79 per Mmbtu as of December 31, 2009. NYMEX future prices for oil and natural gas have also remained depressed throughout 2009, reflecting anticipated decreased domestic and worldwide demand for oil and natural gas as a result of the global recession and uncertainties about the depth and length of the recession and the timing of a recovery. Each of the aforementioned events could impact our near-term, and perhaps long-term, liquidity and operating revenues resulting in changes to business plans or operations. As discussed in greater detail under “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” we use derivative financial instruments to mitigate commodity price fluctuations and interest rate fluctuations to manage our debt service requirements.

Our proposed capital budget for 2010 reflects targeted capital expenditures. As in 2009, our 2010 capital program will focus on Haynesville/Bossier shale plays in East Texas/North Louisiana and we will begin to exploit the Marcellus shale play in Appalachia. Our 2009 asset sales and reduced ownership interest in East Texas/North Louisiana properties arising from the BG Upstream Transaction, will impact our production volumes in future periods. However, the provision in the JDA for the BG Group to fund 75% of our share of drilling and development costs on new Haynesville and other deep rights wells spud after closing, up to a total of $400.0 million, will allow us to accelerate our development of the Haynesville shale play while continuing to reduce our development cost per Mcf. While our recent debt reduction combined with the value created by the carried portion of capital expenditures are favorable as they relate to our reliance on available credit, the credit markets remain an area of concern.

Our 7 1/4% senior notes with a principal balance of $444.7 million mature on January 15, 2011. We believe that our cash flows from operations and amounts available to us under our credit facilities will provide us with sufficient liquidity to pay-off the 7 1/4 % senior notes at maturity. Alternatively, we believe current market conditions may provide an opportunity to refinance the Senior Notes if necessary.

Despite the ongoing problems and uncertainties existing in the capital and credit markets and commodity prices, we believe that our capital resources from existing cash balances, anticipated cash flow from operating activities, reduced capital expenditures and remaining borrowing capacity under our credit agreements will be adequate to meet the cash requirements to fund our operations, debt service obligations and our 2010 capital expenditure programs As discussed above, our 2009 divestiture program and BG Group joint venture transactions, generated approximately $2.1 billion is cash proceeds, which enabled us to reduce our bank debt by $1.8 billion during 2009 and will substantially reduce our debt service requirements in 2010. Our future cash flows are subject to a number of variables including production volumes, oil and natural gas prices and drilling and service costs.

Significant acreage acquisitions may also have an impact on our near term liquidity as these types of acquisitions may cause an increase in our outstanding debt without any immediate cash flows or increases in our borrowing base in our credit agreements.

Divestitures and related transactions

During 2009, we implemented our previously announced asset divestiture program to sell certain non-strategic oil and natural gas assets and pursue a potential joint venture to accelerate development of our considerable acreage holdings in East Texas/North Louisiana in the Haynesville and Bossier shale plays. The following table summarizes the results of our 2009 divestitures and joint venture transactions:

(in thousands)	Proceeds(1)
Operating division
East Texas/North Louisiana
BG Upstream Transaction	$713,779
BG Midstream Transaction	269,237
East Texas Transaction	154,299
Other East Texas / North Louisiana	22,327

Mid-Continent
Mid-Continent Transaction	197,730
Sheridan Transaction(2)	531,351
Other Mid-Continent	5,482

Appalachia
EnerVest Transaction(2)(3)	129,737

Permian	40,042

Total joint ventures and divestitures	$2,063,984

(1)	Net of selling expenses.

(2)	Subject to final closing adjustments.

(3)	Pending receipt of an additional $13.1 million of consents.

Encore transactions

On August 11, 2009, we closed on sales of assets contained within the East Texas Transaction and the Mid-Continent Transaction with Encore for aggregate cash proceeds of approximately $352.0 million, after final closing adjustments. The oil and natural gas properties sold included (i) all of EXCO’s interests in its Gladewater area and Overton field in Gregg, Upshur and Smith counties in East Texas, or the East Texas Properties, and (ii) certain oil and natural gas properties in the Mid-Continent region of Oklahoma, Kansas and the Texas Panhandle, or the Mid-Continent Sale, collectively the Encore Transactions.

BG Group transactions

On August 14, 2009, we closed on the BG Upstream Transaction and the BG Midstream Transaction representing the sale of an undivided 50% interest in certain oil and natural gas properties in East Texas/North Louisiana and a 50% interest in certain midstream operations, respectively, in East Texas/North Louisiana for aggregate proceeds of approximately $983.0 million, after final closing adjustments.

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

Sheridan Transaction

On November 10, 2009 we closed on the sale of most of our remaining oil and natural gas assets located in the Mid-Continent region to Sheridan Holding Company I, LLC for cash proceeds of $531.4 million, subject to final closing adjustments. Proceeds from the sale were primarily used to reduce balance outstanding under the EXCO Resources Credit Agreement.

EnerVest Transaction

On November 24, 2009, we consummated the sale of certain Ohio and Northwestern Pennsylvania shallow producing oil and natural gas properties to EV Energy Partners, L.P. and related entities. Total cash proceeds from the sale were $129.7 million, subject to final closing adjustments and receipt of $13.1 million of properties sold subject to receipt of required consents. Proceeds from the sale were primarily used to reduce the balances outstanding under the EXCO Resources Credit Agreement.

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

Net cash provided by operating activities was $433.6 million for the year ended December 31, 2009 compared with $975.0 million for the year ended December 31, 2008. The 55.5% decrease is attributable primarily to net cash from decreased production resulting from oil and natural gas property divestitures in 2009 and from lower average oil and natural gas prices in 2009 compared with average prices for the 2008 year. At December 31, 2009, our cash and cash equivalents balance was $68.4 million and our evergreen escrow account, which is principally used for Haynesville development operations, was $58.9 million. On February 12, 2010, our cash, cash equivalent and restricted cash balance was $142.8 million.

We began paying quarterly dividends of $0.025 per share on our common stock in the fourth quarter of 2009. During the fourth quarter we paid two dividends to our common shareholders which totaled $10.6 million.

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

Acquisitions and capital expenditures

The following table presents our capital expenditures and acquisitions for the years ended December 31, 2009, 2008 and 2007.

(in thousands)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Capital expenditures:
Oil and natural gas property acquisitions(1)	$233,634	$700,174	$2,343,829
Midstream acquisitions	—	66,172	119,409
Lease purchases(1)	106,040	187,134	21,415
Development capital expenditures	299,837	693,173	446,675
Midstream capital additions	53,122	54,993	16,980
Corporate and other .	52,533	53,834	31,419

Total capital expenditures	$745,166	$1,755,480	$2,979,727

(1)	The year ended December 31, 2009 includes $251.5 million of lease purchases and property acquisitions included in the BG AMI. We offered BG Group 50% of those acquisitions which BG Group will reimburse us upon acceptance of these offers. As of December 31, 2009, BG Group had pending outstanding offers totaling $125.8 million for their 50% share of this acreage. In 2010, BG Group paid $53.8 million to us for those assets.

Our 2009 acquisitions emphasized undeveloped acreage. Our 2008 and 2007 acquisitions were principally producing and undeveloped oil and natural gas properties.

During 2008, we completed the acquisitions of oil and natural gas properties, undeveloped acreage and other oil and natural gas assets totaling $766.3 million. These acquisitions included the Appalachian Acquisition, the New Waskom Acquisition and the Danville Acquisition.

In addition to these acquisitions of producing oil and natural gas properties and midstream assets, during the second and third quarters of 2008, we conducted two leasing programs of undeveloped acreage in East Texas/North Louisiana and Appalachia to exploit the Haynesville, Marcellus and Huron shales. In Appalachia, our existing shallow production areas and newly acquired leasehold interests hold deep rights in the Marcellus and Huron shale formations. Similarly, in East Texas/ North Louisiana, our existing production areas and newly acquired leasehold interests hold deep rights in the Haynesville/Bossier shale play. We spent approximately $64.9 million in the Haynesville/Bossier shale plays in East Texas/North Louisiana and approximately $92.1 million in the Marcellus and Huron shale plays in the Appalachia region of the United States during 2008.

During 2007, we consummated acquisitions of oil and natural gas properties and undeveloped acreage totaling $2.47 billion, including the Vernon Acquisition and the Southern Gas Acquisition.

2010 Capital budget

Our capital expenditures budget for 2010 will continue to emphasize development of our significant shale resources in the Haynesville Shale play in East Texas/North Louisiana in conjunction with our joint venture with BG Group and increased emphasis of our significant acreage holdings covering the Marcellus Shale play in Appalachia.

The 2010 capital expenditures emphasize horizontal shale development in East Texas/North Louisiana and in Appalachia. Presently, we have budgeted approximately $471.4 million for capital expenditures in 2010, of which we are contractually obligated to spend $70.7 million as of December 31, 2009. We expect to utilize our current cash balances, including funds which we have already placed in our restricted accounts to fund Haynesville development, cash flow generated from operations and available funds under our credit agreements in 2010 to fund capital expenditures and acquisitions, if any. The capital budget for 2010 reflects a 7.8% decrease from 2009 actual capital expenditures, excluding acquisitions of approximately $233.6 million. The 2010 capital budget of $471.4 million is net of approximately $205.1 million of BG Carry covering our interests in certain drilling and completion costs in East Texas/North Louisiana.

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

Credit agreements and long-term debt

As of February 12, 2010, we have total debt outstanding aggregating $1.2 billion consisting of two credit agreements and Senior Notes of $444.7 million due in January 2011. Terms and considerations of each of the debt obligations are discussed below. We are presently in discussions with our banking group to consolidate our two credit agreements into one facility.

EXCO Resources Credit Agreement

The EXCO Resources Credit Agreement, pursuant to the fifth amendment effective on October 2, 2009, has a borrowing base of $450.0 million with commitments spread among a consortium of banks, none of which have commitments exceeding 10% of the aggregate commitment amount. The borrowing base is redetermined semi-annually, with EXCO and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. Scheduled redeterminations are made on or about April 1 and October 1 of each year. Borrowings under the EXCO Resources Credit Agreement are collateralized by a first lien mortgage providing a security interest in our oil and natural gas properties. EXCO may have in place derivative financial instruments covering no more than 80% of its forecasted production from total Proved Reserves (as defined) for each of the first two years of the five year period commencing on the date of incurrence on each new derivative financial instrument and 70% of the forecasted production from total Proved Reserves for each of the third through fifth years of the five year period thereafter. EXCO is required to have mortgages in place covering 80% of the Engineered Value of its Borrowing Base Properties (as defined). The EXCO Resources Credit Agreement matures on March 30, 2012.

The fifth amendment to the EXCO Resources Credit Agreement, among other things, modified the terms and conditions under which EXCO is permitted to pay a cash dividend on its common stock. Pursuant to the fifth amendment, EXCO may declare and pay cash dividends on its common stock in an amount not to exceed $50.0 million in any four consecutive fiscal quarters, provided that as of each payment date and after giving effect to the dividend payment date, (i) no default has occurred and is continuing, (ii) EXCO has at least 10% of its borrowing base available under the EXCO Resources Credit Agreement, and (iii) payment of such dividend is permitted under EXCO’s 7 1 /4% Senior Notes Indenture.

The EXCO Resources Credit Agreement contains representations, warranties, covenants, events of default and indemnities customary for agreements of this type. The interest rate ranges from LIBOR plus 175 basis points, or bps, to LIBOR plus 250 bps depending upon borrowing base usage. The facility also includes an Alternate Base Rate, or ABR, pricing alternative ranging from ABR plus 75 bps to ABR plus 150 bps depending upon borrowing base usage.

On February 12, 2010, we had $81.5 million of outstanding indebtedness and $353.3 million of available borrowing capacity under the EXCO Resources Credit Agreement. On February 12, 2010, the one month LIBOR was 0.23%, which would result in an interest rate of approximately 1.98% on any new indebtedness we may incur under the EXCO Resources Credit Agreement.

As of December 31, 2009, EXCO was in compliance with the financial covenants contained in the EXCO Resources Credit Agreement, which require that we:

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

EXCO Operating Credit Agreement

The EXCO Operating Credit Agreement, as amended, currently has a borrowing base of $850.0 million with commitments spread among a consortium of banks, none of which have commitments exceeding 10% of the aggregate commitment amount. The borrowing base is redetermined semi-annually, with EXCO Operating and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. Scheduled redeterminations are made on or about April 1 and October 1 of each year. The EXCO Operating Credit Agreement is secured by a first priority lien on the assets of EXCO Operating, including 100% of the equity of EXCO Operating’s subsidiaries, and is guaranteed by all existing and future subsidiaries of EXCO Operating. EXCO Operating may have in place derivative financial instruments covering no more than 80% of the forecasted production from total Proved Reserves (as defined) for each of the first two years of the five year period commencing on the date of incurrence on each new derivative financial instrument and 70% of the forecasted production from total Proved Reserves for each of the third through fifth years of the five year period thereafter. EXCO Operating is required to have mortgages in place covering 80% of the Engineered Value of its Borrowing Base Properties (as defined). The EXCO Operating Credit Agreement matures on March 30, 2012.

On October 16, 2009, the lenders agreed to consents which (i) confirmed the borrowing base under the EXCO Operating Credit Agreement at $850.0 million until the next borrowing base redetermination date, (ii) provided for EXCO Operating to grant to lenders a first priority lien and security interest in all of its equity interest in TGGT, representing EXCO Operating’s retained 50% interest in the midstream assets contributed in connection with the BG Midstream Transaction, and (iii) by November 30, 2009, consummate transactions to unwind oil and natural gas derivatives with respect to notional volumes of oil and natural gas with respect to sold production volumes which had been waived by a July 29, 2009 consent.

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

On February 12, 2010, we had $666.1 million of outstanding indebtedness and $183.9 million available borrowing capacity under the EXCO Operating Credit Agreement. On February 12, 2010, the one month LIBO rate was 0.23%, which would result in an interest rate of approximately 2.48% on any new indebtedness we may incur under the EXCO Operating Credit Agreement.

As of December 31, 2009, EXCO Operating was in compliance with the financial covenants contained in the EXCO Operating Credit Agreement, which require that EXCO Operating:

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

Term Credit Agreement

On December 8, 2008, EXCO Operating entered into a $300.0 million senior unsecured term credit agreement with an aggregate balance of $300.0 million. Net proceeds from the loan of $274.4 million, after bank fees and expenses, were used to repay and terminate an original $300.0 million senior unsecured term credit agreement that was scheduled to mature on December 15, 2008. In addition to the fees incurred upon the closing of the Term Credit Agreement, EXCO Operating provided for additional fees on unpaid principal amounts, or duration fees, as defined in the agreement. These included a 5% fee on the unpaid principal on June 15, 2009 and an additional 3% fee on any unpaid outstanding balance as of September 15, 2009. On June 15, 2009 we remitted the first duration fee payment of $15.0 million

In connection with the closings of the BG Upstream Transaction and the BG Midstream Transaction on August 14, 2009 and the East Texas Transaction on August 11, 2009, EXCO Operating repaid the Term Credit Agreement. As a consequence of the early payment of the unsecured term loan, EXCO Operating avoided payment of a $9.0 million duration fee that would have been due on September 15, 2009.

The unamortized balance of deferred financing costs attributable to the Term Credit Agreement of approximately $9.9 million was written off and is included in interest expense in the year ended December 31, 2009.

7 1/4% senior notes due January 15, 2011

As of December 31, 2009, $444.7 million in principal was outstanding on our Senior Notes. The unamortized premium on the Senior Notes at December 31, 2009 was $4.0 million. The estimated fair value of the Senior Notes, based on quoted market prices for the Senior Notes, was $445.8 million on December 31, 2009.

Interest is payable on the Senior Notes semi-annually in arrears on January 15 and July 15 of each year. Effective January 15, 2007, we may redeem some or all of the Senior Notes for the redemption price set forth in the Senior Notes. On January 15, 2010, we paid $16.1 million of interest on the Senior Notes. Another interest payment of $16.1 million will be due on July 15, 2010. We presently have sufficient borrowing capacity under the EXCO Resources Credit Agreement and the EXCO Operating Credit Agreement to pay the Senior Notes.

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

Our objective in entering into oil and natural gas derivative contracts is to mitigate the impact of price fluctuations and achieve a more predictable cash flow associated with our acquisition activities and borrowings under our credit agreements. These transactions limit exposure to declines in prices, but also limit the benefits we would realize if prices increase. As of December 31, 2009, we had contracts in place for the volumes and prices shown below:

(in thousands, except prices)	NYMEX gas volume— Mmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume— Bbls	Weighted average contract price per Bbl
Swaps:
Q1 2010	15,915	$7.80	110	$114.96
Q2 2010	16,078	7.67	111	114.96
Q3 2010	16,240	7.67	113	114.96
Q4 2010	16,240	7.70	113	114.96
2011	12,775	7.48	456	116.00
2012	5,490	5.91	92	109.30
2013	5,475	5.99	—	—
2014	—	—	—	—

Interest rate swaps

In January 2008, we entered into interest rate swaps to mitigate our exposure to fluctuations in interest rates on $700.0 million in principal through February 14, 2010 at LIBO rates ranging from 2.45% to 2.8%. For the year ended December 31, 2009, we had realized losses from settlements of $12.2 million. The fair value of our interest rate swaps was a liability of $2.0 million as of December 31, 2009.

Off-balance sheet arrangements

None.

Contractual obligations and commercial commitments

The following table presents a summary of our contractual obligations at December 31, 2009:

	Payments due by period
(in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Long-term debt—Senior Notes(1)	$—	$444,720	$—	$—	$444,720
Long-term debt—EXCO Resources Credit Agreement(2)	—	81,486	—	—	81,486
Long-term debt—EXCO Operating Credit Agreement(3)	—	666,078	—	—	666,078
Firm transportation services and other fixed commitments(4)	40,570	69,548	71,666	199,515	381,299
Operating leases	7,357	11,461	10,063	4,329	33,210
Drilling contracts	51,438	37,655	—	—	89,093

Total contractual obligations	$99,365	$1,310,948	$81,729	$203,844	$1,695,886

(1)	Our Senior Notes are due on January 15, 2011. The annual interest obligation is $32.2 million.

(2)	The EXCO Resources Credit Agreement matures on March 30, 2012.

(3)	The EXCO Operating Credit Agreement matures on March 30, 2012.

(4)	Firm transportation services reflect contracts whereby EXCO commits to transport a minimum quantity of natural gas on a shippers’ pipeline. Other fixed commitments include salt water disposal arrangements. Whether or not EXCO delivers the minimum quantity, we pay the fee as if the quantities were delivered.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas. Pricing for oil and natural gas production is volatile. The following table sets forth our oil and natural gas derivatives management activities as of December 31, 2009.

(in thousands, except prices)	Volume Mmbtus/Bbls	Weighted average strike price per Mmbtu/Bbl	Fair value at December 31, 2009
Natural gas:
Swaps:
2010	64,473	$7.71	$122,432
2011	12,775	7.48	14,305
2012	5,490	5.91	(3,153)
2013	5,475	5.99	(3,350)
2014	—		—

Total natural gas	88,213		130,234

Oil:
Swaps:
2010	447	114.96	14,442
2011	456	116.00	13,337
2012	92	109.30	1,850
2013	—	—	—
2014	—	—	—

Total oil	995		29,629

Total oil and natural gas derivatives			$159,863

At December 31, 2009, the average forward NYMEX oil prices per Bbl for calendar year 2010 and 2011 were $82.32 and $86.10, respectively, and the average forward NYMEX natural gas prices per Mmbtu for calendar 2010 and 2011 were $5.79 and $6.34, respectively. Our reported earnings and assets or liabilities for derivative financial instruments will continue to be subject to significant fluctuations in value due to price volatility.

Realized gains or losses from the settlement of our oil and natural gas derivatives are recorded in our financial statements as increases or decreases in other income or loss. For example, using the oil swaps in place as of December 31, 2009 for 2010, if the settlement price exceeds the actual weighted average strike price of $114.96 per Bbl, then a reduction in other income (expense) would be recorded for the difference between the settlement price and $114.96 per Bbl, multiplied by the hedged volume of 447 Mbbls. Conversely, if the settlement price is less than $114.96 per Bbl, then an increase in other income (expense) would be recorded for the difference between the settlement price and $114.96 per Bbl, multiplied by the hedged volume of 447 Mbbls. For example, for a hedged volume of 447 Mbbls, if the settlement price is $115.96 per Bbl then other income (expense) would decrease by $0.4 million. Conversely, if the settlement price is $113.96 per Bbl, oil and natural gas revenue would increase by $0.4 million.

Interest rate risk

At December 31, 2008, our exposure to interest rate changes related primarily to borrowings under our credit agreements and interest earned on our short-term investments. The interest rate is fixed at 7 1/4% on the $444.7 million outstanding on our Senior Notes. Interest is payable on borrowings under our credit agreements and the New Term Credit Agreement is based on a floating rate as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our liquidity, capital resources and capital commitments.” At December 31, 2009, we had $747.6 million in outstanding borrowings under our credit agreements. A 1% change in interest rates based on the variable borrowings as of December 31, 2009 would result in an increase or decrease in our interest costs of $7.5 million per year. The interest we pay on these borrowings is set periodically based upon market rates.

In January 2008, we entered into financial risk management instruments to mitigate our exposure to fluctuations in interest rates on $700.0 million in principal through February 14, 2010 at LIBO rates ranging from 2.45% to 2.8%. The fair value of our interest rate swaps was a liability of $2.0 million as of December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EXCO RESOURCES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of

EXCO Resources, Inc.:

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment, management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

The effectiveness of EXCO Resources, Inc.’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

By:	/s/ DOUGLAS H. MILLER	By:	/s/ STEPHEN F. SMITH
Title:	Chief Executive Officer	Title:	President and Chief Financial Officer

Dallas, Texas

February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

EXCO Resources, Inc.:

We have audited EXCO Resources, Inc.’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EXCO Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, EXCO Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EXCO Resources, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Dallas, Texas

February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

EXCO Resources, Inc.:

We have audited the accompanying consolidated balance sheets of EXCO Resources, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EXCO Resources, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EXCO Resources, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Dallas, Texas

February 24, 2010

EXCO Resources, Inc.

Consolidated balance sheets

	December 31,
(in thousands)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$68,407	$57,139
Restricted cash.	58,909	—
Accounts receivable, net:
Oil and natural gas	56,485	130,970
Joint interest	47,104	22,807
Interest and other	10,832	5,895
Inventory.	15,830	42,479
Derivative financial instruments	138,120	247,614
Other	6,401	6,136

Total current assets	402,088	513,040

Equity investment in TGGT Holdings, LLC	216,987	—
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	492,882	481,596
Proved developed and undeveloped oil and natural gas properties	1,875,749	3,578,344
Accumulated depletion	(1,132,604)	(936,088)

Oil and natural gas properties, net	1,236,027	3,123,852

Gas gathering assets	180,506	485,201
Accumulated depreciation and amortization.	(22,841)	(32,232)

Gas gathering assets, net	157,665	452,969

Office and field equipment, net	31,771	25,647
Deferred financing costs, net	7,602	62,884
Derivative financial instruments	34,677	173,003
Goodwill	269,656	470,077
Other assets	2,421	880

Total assets	$2,358,894	$4,822,352

See accompanying notes.

EXCO Resources, Inc.

Consolidated balance sheets

	December 31,
(in thousands, except per share and share data)	2009	2008
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$112,991	$172,400
Revenues and royalties payable	79,356	108,130
Accrued interest payable.	16,193	28,746
Current portion of asset retirement obligations.	900	1,830
Income taxes payable	210	160
Derivative financial instruments.	3,264	11,607

Total current liabilities	212,914	322,873

Long-term debt	1,196,277	3,019,738
Deferred income taxes	—	9,371
Derivative financial instruments	11,688	12,590
Asset retirement obligations and other long-term liabilities	78,427	125,279
Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $0.001 par value; authorized shares—10,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized shares—350,000,000; issued and outstanding shares—211,905,509 at December 31, 2009 and 210,968,931 at December 31, 2008	212	211
Additional paid-in capital.	3,105,238	3,070,766
Accumulated deficit.	(2,245,862)	(1,738,476)

Total shareholders’ equity	859,588	1,332,501

Total liabilities and shareholders’ equity	$2,358,894	$4,822,352

See accompanying notes.

EXCO Resources, Inc.

Consolidated statements of operations

	Year ended December 31,
(in thousands, except per share data)	2009	2008	2007
Revenues:
Oil and natural gas	$550,505	$1,404,826	$875,787
Midstream	35,330	85,432	18,817

Total revenues	585,835	1,490,258	894,604

Costs and expenses:
Oil and natural gas production	177,629	238,071	168,999
Midstream operating	35,580	82,797	16,289
Gathering and transportation	18,960	14,206	10,210
Depreciation, depletion and amortization	221,438	460,314	375,420
Write-down of oil and natural gas properties	1,293,579	2,815,835	—
Accretion of discount on asset retirement obligations	7,132	6,703	4,878
General and administrative	99,177	87,568	64,670
Gain on divestitures and other operating items	(676,434)	(2,692)	(3,997)

Total cost and expenses	1,177,061	3,702,802	636,469

Operating income (loss)	(591,226)	(2,212,544)	258,135
Other income (expense):
Interest expense	(147,161)	(161,638)	(181,350)
Gain on derivative financial instruments	232,025	384,389	26,807
Other income	126	1,289	6,160
Equity method loss in TGGT Holdings, LLC	(69)	—	—

Total other income (expense)	84,921	224,040	(148,383)

Income (loss) before income taxes	(506,305)	(1,988,504)	109,752
Income tax expense (benefit)	(9,501)	(255,033)	60,096

Net income (loss)	(496,804)	(1,733,471)	49,656
Preferred stock dividends	—	(76,997)	(132,968)

Net loss available to common shareholders	$(496,804)	$(1,810,468)	$(83,312)

Earnings (loss) per common share:
Basic
Net loss available to common shareholders	$(2.35)	$(11.81)	$(0.80)

Weighted average common shares outstanding	211,266	153,346	104,364

Diluted
Net loss available to common shareholders	$(2.35)	$(11.81)	$(0.80)

Weighted average common and common equivalent shares outstanding	211,266	153,346	104,364

See accompanying notes.

EXCO Resources, Inc.

Consolidated statements of cash flows

	Year ended December 31,
(in thousands)	2009	2008	2007
Operating Activities:
Net income (loss)	$(496,804)	$(1,733,471)	$49,656
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on sale of other assets	—	39	(941)
Depreciation, depletion and amortization	221,438	460,314	375,420
Stock option compensation expense	18,987	15,978	12,632
Accretion of discount on asset retirement obligations	7,132	6,703	4,878
Write-down of oil and natural gas properties	1,293,579	2,815,835	—
Gain on divestitures	(691,932)	—	—
Loss from equity investment in TGGT Holdings, LLC	69	—	—
Non-cash change in fair value of derivatives	238,577	(483,811)	81,606
Cash settlements of assumed derivatives	(182,952)	83,603	14,214
Deferred income taxes	(9,371)	(255,285)	66,171
Amortization of deferred financing costs, premium on 7 1/4% senior notes due 2011 and discount on long-term debt and Term Credit Agreement	48,159	15,195	10,332
Effect of changes, net of acquisition effects, in:
Accounts receivable	34,998	7,884	(59,290)
Other current assets	(2,325)	1,734	(3,092)
Accounts payable and other current liabilities	(45,950)	40,248	26,243

Net cash provided by operating activities	433,605	974,966	577,829

Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(664,292)	(1,004,792)	(654,982)
Property and midstream acquisitions	(68,404)	(719,330)	(2,191,987)
Proceeds from disposition of property and equipment	2,074,380	15,543	490,362
Restricted cash	(58,909)	—	—
Equity investment in TGGT Holdings, LLC	(47,500)	—	—
Advance payment on pending acquisition	—	—	(39,500)
Proceeds from sales of marketable securities	—	—	5,228
Other investing activities	—	—	(5,558)

Net cash provided by (used in) investing activities	1,235,275	(1,708,579)	(2,396,437)

Financing Activities:
Borrowings under credit agreements	247,799	1,700,136	2,235,500
Repayments under credit agreements	(2,067,671)	(776,200)	(2,221,532)
Proceeds from issuance of common stock	10,361	14,777	4,162
Proceeds from issuance of Preferred Stock, net of underwriter’s commissions and issuance costs	—	—	1,992,273
Payment of preferred stock dividends	—	(82,831)	(127,134)
Payment of common stock dividends	(10,582)	—	—
Settlements of derivative financial instruments with a financing element	182,952	(83,603)	(14,214)
Deferred financing costs and other	(20,471)	(37,037)	(17,759)

Net cash provided by (used in) financing activities	(1,657,612)	735,242	1,851,296

Net increase in cash	11,268	1,629	32,688
Cash at beginning of period	57,139	55,510	22,822

Cash at end of period	$68,407	$57,139	$55,510

Supplemental Cash Flow Information:
Interest paid	$112,560	$134,087	$182,192

Income taxes received	$—	$—	$(6,075)

Derivative financial instruments assumed in acquisitions	$—	$—	$(102,219)

Supplemental non-cash investing:
Capitalized stock compensation	$5,066	$4,060	$2,410

Capitalized interest	$5,840	$3,861	$—

Issuance of common stock for director services	$59	$137	$—

Value of shares received for sale of properties	$—	$—	$4,575

See accompanying notes.

EXCO Resources, Inc.

Consolidated statements of changes in shareholders’ equity

	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Total shareholders’ equity
(in thousands)	Shares	Amount
Balance at December 31, 2006	104,162	$104	$1,024,442	$155,304	$1,179,850

Issuance of common stock	417	1	4,161	—	4,162
Preferred stock dividends	—	—	—	(132,968)	(132,968)
Share-based compensation	—	—	15,042	—	15,042
Net income	—	—	—	49,656	49,656

Balance at December 31, 2007	104,579	$105	$1,043,645	$71,992	$1,115,742

Issuance of common stock	1,127	1	14,913	—	14,914
Preferred stock dividends	—	—	—	(76,997)	(76,997)
Conversion of preferred stock	105,263	105	1,992,170	—	1,992,275
Share-based compensation	—	—	20,038	—	20,038
Net loss	—	—	—	(1,733,471)	(1,733,471)

Balance at December 31, 2008	210,969	$211	$3,070,766	$(1,738,476)	$1,332,501

Issuance of common stock	936	1	10,419	—	10,420
Share-based compensation	—	—	24,053	—	24,053
Common stock dividends	—	—	—	(10,582)	(10,582)
Net loss	—	—	—	(496,804)	(496,804)

Balance at December 31, 2009	211,905	$212	$3,105,238	$(2,245,862)	$859,588

See accompanying notes.

EXCO Resources, Inc.

Notes to consolidated financial statements

1.	Organization

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “EXCO,” “EXCO Resources,” “Company,” “we,” “us,” and “our” are to EXCO Resources, Inc., and its consolidated subsidiaries.

We are an independent oil and natural gas company engaged in the exploration, exploitation, development and production of onshore North American oil and natural gas properties. Our principal operations are conducted in the East Texas, North Louisiana, Appalachia, and Permian producing areas. In addition to our oil and natural gas producing operations, as of August 14, 2009, we hold a 50% equity interest in a midstream joint venture in the East Texas/North Louisiana area.

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

The accompanying consolidated balance sheets as of December 31, 2009 and 2008, results of operations, cash flows and changes in shareholders’ equity for the years ended December 31, 2009, 2008 and 2007 are for EXCO and its subsidiaries. The consolidated financial statements and related footnotes are presented in accordance with generally accepted accounting principles, or GAAP, and therefore, all intercompany transactions have been eliminated.

On August 14, 2009, we closed the sale to an affiliate of BG Group plc, or BG Group, of a 50% interest in a newly formed company, TGGT Holdings, LLC, or TGGT, which now holds most of our East Texas/North Louisiana midstream assets, or the BG Midstream Transaction. As a result of the BG Midstream Transaction we no longer report our midstream operations as a separate business segment. Effective August 14, 2009, we account for the jointly-held midstream operations as an equity method investment. The net operations of our gathering system in Louisiana that supports our Vernon Field operations, which was previously reported within our midstream segment and was not included in the BG Midstream Transaction, is now reported in “Gathering and transportation” on the Consolidated Statement of Operations.

Beginning December 31, 2009, we reclassified certain items that relate to our operations from “Other income (expense)” into “Gain on divestiture and other operating items.” Prior year amounts have been reclassified to conform to current year reporting.

2.	Summary of significant accounting policies

Principles of consolidation

We consolidate all of our subsidiaries in the accompanying consolidated balance sheets as of December 31, 2009 and 2008 and the consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2009, 2008 and 2007. Investments in unconsolidated affiliates in which we are able to exercise significant influence are accounted for using the equity method. All intercompany transactions and accounts have been eliminated.

Management estimates

In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods. The more significant estimates pertain to proved oil and natural gas reserve volumes, future development costs, dismantlement and abandonment costs, share-based compensation expenses, estimates relating to oil and natural gas revenues and expenses, the fair market value of assets and liabilities acquired in business combinations, derivatives, goodwill and equity securities. Actual results may differ from management’s estimates.

Cash equivalents

We consider all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents.

Restricted Cash

The restricted cash on our balance sheet is comprised principally of our share of an evergreen escrow account with BG Group which is used to fund our share of operations and development within the area of mutual interest, or the BG AMI. Funds within the escrow account are restricted solely to drilling and operations within the BG AMI.

Concentration of credit risk and accounts receivable

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, trade receivables and our derivative financial instruments. We place our cash with financial institutions which we believe have sufficient credit quality to minimize risk of loss. We sell oil and natural gas to various customers. In addition, we participate with other parties in the drilling, completion and operation of oil and natural gas wells. The majority of our accounts receivable are due from either purchasers of oil or natural gas or participants in oil and natural gas wells for which we serve as the operator. We have the right to offset future revenues against unpaid charges related to wells which we operate. Oil and natural gas receivables are generally uncollateralized. The allowance for doubtful accounts receivable aggregated $3.2 million and $2.5 million at December 31, 2009 and 2008, respectively. We place our derivative financial instruments with financial institutions and other firms that we believe have high credit ratings. To mitigate our risk of loss due to default, we have entered into master netting agreements with our counterparties on our derivative financial instruments that allow us to offset our asset position with our liability position in the event of a default by the counterparty. As of December 31, 2009, the estimated fair value of our derivative financial instruments had a net asset position of $157.8 million.

For the year ended December 31, 2009 there were no sales to any individual customer which exceeded 10% of our consolidated revenues. For the year ended December 31, 2008, sales to a natural gas marketing company, Crosstex Gulf Coast Marketing, and to a regulated natural gas utility company, Atmos Energy Marketing L.L.C. and its affiliates, accounted for approximately 12.0% and 11.2%, respectively, of total consolidated revenues. For the year ended December 31, 2007, sales to a regulated natural gas utility company, Atmos Energy Marketing L.L.C. and its affiliates, and an independent oil and natural gas company, Anadarko and its affiliates, accounted for approximately 18.9% and 11.4%, respectively, of total consolidated revenues.

Derivative financial instruments

In connection with the incurrence of debt related to our exploration, exploitation, development, acquisition and producing activities, our management has adopted a policy of entering into oil and natural gas derivative financial instruments to mitigate the impacts of commodity price fluctuations and to achieve a more predictable cash flow. Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its estimated fair value. ASC 815 requires that changes in the derivative’s estimated fair value be recognized currently in earnings unless specific hedge accounting criteria are met, or exemptions for normal purchases and normal sales as permitted by ASC 815 exist. We do not designate our derivative financial instruments as hedging instruments and, as a result, recognize the change in a derivative’s estimated fair value currently in earnings as a component of other income or expense.

Oil and natural gas properties

The accounting for, and disclosure of, oil and natural gas producing activities require that we choose between two GAAP alternatives; the full cost method or the successful efforts method. We use the full cost method of accounting, which involves capitalizing all exploration, exploitation, development and acquisition costs. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Unproved property costs, which totaled $492.9 million and $481.6 million as of December 31, 2009 and 2008, respectively, are not subject to depletion. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extension or discoveries from drilling operations. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. The full cost pool is comprised of intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds.

When we acquire significant amounts of undeveloped acreage, we capitalize interest on the acquisition costs in accordance with FASB ASC Subtopic 835-20 for Capitalization of Interest. We began capitalizing interest in April 2008, upon identification and development of shale resource opportunities in the Haynesville and Marcellus areas. The cost of these projects, net of any amortized or transferred amounts into the depletable full cost pool was $280.6 million as of December 31, 2009. When the balance is moved to proved developed and undeveloped oil and natural gas properties, we will cease capitalizing interest.

We calculate depletion using the unit-of-production method. Under this method, the sum of the full cost pool, excluding the book value of unproved properties, and all estimated future development costs are divided by the total estimated quantities of Proved Reserves. This rate is applied to our total production for the period, and the appropriate expense is recorded. We capitalize the portion of general and administrative costs, including share-based compensation, that is attributable to our exploration, exploitation and development activities.

Sales, dispositions and other oil and natural gas property retirements are accounted for as adjustments to the full cost pool, with no recognition of gain or loss, unless the disposition would significantly alter the amortization rate and/or the relationship between capitalized costs and Proved Reserves. The impacts on our depletion rate from the BG Upstream Transaction, Encore Transactions, and Sheridan Transaction in 2009, as discussed in Note 4. Divestures and acquisitions, were considered significant and we recognized gains on these sales of $691.9 million.

Prior to our December 31, 2009 adoption of the SEC’s Release No. 33-8995 Modernization of Oil and Gas Reporting, or Release No. 33-8995, at the end of each quarterly period the end of quarter unamortized cost of oil and natural gas properties, net of related deferred income taxes, was limited to the full cost ceiling, computed as the sum of the estimated future net revenues from our Proved Reserves using current period-end prices, discounted at 10%, and adjusted for related income tax effects (ceiling test). In the event our capitalized costs exceeded the ceiling limitation at the end of the reporting period, we subsequently evaluated the limitation for price changes that occurred after the balance sheet date to assess impairment. Beginning December 31, 2009, Release No. 33-8995 requires that the full cost ceiling be computed as the sum of the estimated future net revenues from Proved Reserves using the simple average spot price for the trailing month period using the first day of each month. The new rule no longer allows a company to use subsequent price increases to eliminate ceiling test write-downs based on prices used at year end. Under full cost accounting rules, any ceiling test write-downs of oil and natural gas properties may not be reversed in subsequent periods. Since we do not designate our derivative financial instruments as hedges, we are not allowed to use the impacts of the derivative financial instruments in our ceiling test computation. As a result, decreases in commodity prices which contribute to ceiling test write-downs may be offset by mark-to-market gains which are not reflected in our ceiling test results.

For the year 2007, we sought and received exemptions from the Securities and Exchange Commission, or the SEC to exclude three significant proved oil and natural gas property acquisitions from our ceiling test computation for a period of twelve months from the closing date of each acquisition. There were no exemptions in effect for any acquisitions for the years ended December 31, 2009 and 2008 ceiling test computations.

The ceiling test calculation is based upon estimates of Proved Reserves. There are numerous uncertainties inherent in estimating quantities of Proved Reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

Write-down of oil and natural gas properties

For the year ended December 31, 2009, we recognized a ceiling test write-down in the first quarter of 2009 of $1.3 billion to our proved oil and natural gas properties. For the twelve months ended December 31, 2008, we recognized ceiling test write-downs of $2.8 billion to our proved oil and natural gas properties. There were no ceiling test write-downs in 2007.

As discussed above, prior to our December 31, 2009 adoption of the SEC’s Release No. 33-8995, we were required by the SEC to compute the after-tax present value of our proved oil and natural gas properties using spot market prices for oil and natural gas at our balance sheet date. The prices used to compute our first quarter write-down were the March 31, 2009 spot natural gas price at Henry Hub of $3.63 per Mmbtu of natural gas and the spot oil price at Cushing, Oklahoma of $49.64 per Bbl of oil. Beginning December 31, 2009, Release No. 33-8995 requires the present value of estimated Proved Reserves be computed using the simple average spot price for the trailing twelve month period using the first day of each month. These prices were $3.87 per Mmbtu for natural gas and $61.18 per Bbl of oil.

Gas gathering assets

Gas gathering assets are capitalized at cost and depreciated on a straight line basis over their estimated useful lives of 25 to 40 years.

Inventory

Inventory includes tubular goods and other lease and well equipment which we plan to utilize in our ongoing exploration and development activities and is carried at the lower of cost or market. The inventory is capitalized to our full cost pool or gathering system assets once it has been placed into service.

Office and field equipment

Office and field equipment are capitalized at cost and depreciated on a straight line basis over their estimated useful lives. Office and field equipment useful lives range from 3 to 15 years.

Goodwill

In accordance with FASB ASC Subtopic 350-20 for Intangibles-Goodwill and Other, goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, are performed as of December 31 of each year. Losses, if any, resulting from impairment tests will be reflected in operating income in the statement of operations. In a February 2005 letter to oil and natural gas companies, the SEC provided guidance concerning the treatment of goodwill in situations when a full cost company sells less than 25% of its proved oil and natural gas reserves in a cost pool, unless there is a significant alteration to the depletion rate as a result of the disposition. The guidance indicated that such dispositions may trigger a need to evaluate goodwill for impairment under ASC 350-20.

The BG Upstream Transaction, Encore Transactions, and Sheridan Transaction, as discussed in Note 4. Divestitures and acquisitions, caused significant alterations to our full cost pool and we therefore evaluated the goodwill associated with these properties. As a result of our analysis, we reduced $177.6 million of goodwill and computed gains on those transactions. In addition, the BG Midstream Transaction, as discussed in Note 4. Divestures and acquisitions, resulted in a reduction of $11.4 million of goodwill against the associated gain and the transfer of $11.4 million of goodwill to the equity investment in TGGT.

The balance of goodwill as of December 31, 2009 and 2008 was $269.7 million and $470.1 million, respectively.

Deferred abandonment and asset retirement obligations

We apply FASB ASC Subtopic 410-20 for Asset Retirement and Environmental Obligations to account for estimated future plugging and abandonment costs. ASC 410-20 requires legal obligations associated with the retirement of long-lived assets to be recognized at their estimated fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Our asset retirement obligations primarily represents the present value of the estimated amount we will incur to plug, abandon and remediate our proved producing properties at the end of their productive lives, in accordance with applicable state laws.

The following is a reconciliation of our asset retirement obligations for the periods indicated:

(in thousands)	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007
Asset retirement obligations at beginning of period	$120,671	$84,370	$56,149
Activity during the period:
Adjustment to liability due to acquisitions	389	15,128	23,293
Revisions in estimated assumptions	—	14,960	—
Reduction to retirement obligations due to divestitures	(58,501)	—	—
Liabilities incurred during period	879	4,222	5,127
Liabilities settled during period	(5,455)	(4,712)	(5,077)
Accretion of discount	7,132	6,703	4,878

Asset retirement obligations at end of period	65,115	120,671	84,370
Less current portion	900	1,830	1,656

Long-term portion	$64,215	$118,841	$82,714

We have no assets that are legally restricted for purposes of settling asset retirement obligations.

Revenue recognition and gas imbalances

We use the sales method of accounting for oil and natural gas revenues. Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers. A majority of our gas imbalances were concentrated in our Mid-Continent properties, which we sold during 2009, as discussed in Note 4. Divestitures and acquisitions. Gas imbalances at December 31, 2009, 2008, and 2007 were not significant.

Gathering and transportation

We generally sell oil and natural gas under two types of agreements which are common in our industry. Both types of agreements include a transportation charge. One is a netback arrangement, under which we sell oil or natural gas at the wellhead and collect a price, net of the transportation incurred by the purchaser. In this case, we record sales at the price received from the purchaser, net of the transportation costs. Under the other arrangement, we sell oil or natural gas at a specific delivery point, pay transportation to a third party and receive proceeds from the purchaser with no transportation deduction. In this case, we record the transportation cost as gathering and transportation expense. Due to these two distinct selling arrangements, our computed realized prices, before the impact of derivative financial instruments, include revenues which are reported under two separate bases.

As a result of the BG Midstream Transaction, the net operating results from our gathering system in North Louisiana that supports our Vernon Field operations, which was previously reported within our midstream segment, is now reported as a component of “Gathering and transportation” in the Consolidated Statement of Operations.

Gathering and transportation expenses totaled $19.0 million, $14.2 million and $10.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Capitalization of internal costs

We capitalize as part of our proved developed oil and natural gas properties a portion of salaries and related share-based compensation for employees who are directly involved in the acquisition and development of oil and natural gas properties. During the years ended December 31, 2009, 2008 and 2007, we capitalized $18.3 million, $15.5 million and $8.1 million, respectively. The capitalized amounts include $5.1 million, $4.0 million and $2.4 million of share-based compensation for the years ended December 31, 2009, 2008 and 2007, respectively. See Note 12. Stock options.

Overhead reimbursement fees

We have classified fees from overhead charges billed to working interest owners, including ourselves, of $24.6 million, $24.9 million and $18.4 million, for the years ended December 31, 2009, 2008 and 2007, respectively, as a reduction of general and administrative expenses in the accompanying Consolidated Statements of Operations. Our share of these charges was $16.6 million, $17.0 million and $13.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, and are classified as oil and natural gas production costs.

Environmental costs

Environmental costs that relate to current operations are expensed as incurred. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based upon evaluations of currently available facts related to each site.

Income taxes

Income taxes are accounted for using the liability method of accounting in accordance with FASB ASC Topic 740 for Income Taxes, under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at year-end. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

Earnings per share

We account for earnings per share in accordance with FASB ASC Subtopic 260-10 for Earnings Per Share. ASC 260-10 requires companies to present two calculations of earnings per share, or EPS; basic and diluted. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares, whether exercisable or not.

Stock options

We account for our stock-based compensation in accordance with FASB ASC Topic 718 for Compensation—Stock Compensation Topic. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in our consolidated statements of operations based on their estimated fair values. We recognize expense on a straight-line basis over the vesting period of the option.

Our 2005 Long-Term Incentive Plan, as amended, or the 2005 Incentive Plan, provides for the granting of options and other equity incentive awards to purchase up to 23,000,000 shares of our common stock. New shares will be issued for any awards exercised. Since the adoption of the 2005 Incentive Plan, EXCO has issued only stock options, although the plan allows for other share-based awards.

3.	Recent accounting pronouncements

On January 21, 2010, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2010-06—Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 requires transfers, and the reasons for the transfers, between Levels 1 and 2 be disclosed, Level 3 reconciliations for fair value measurements using significant unobservable inputs should be presented on a gross basis, the fair value measurement disclosure should be reported for each class of asset and liability, and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring will be required for fair value measurements that fall in either Level 2 or 3. The update will be effective for interim and annual reporting periods beginning after December 15, 2009. This update will require us to update our disclosures on derivatives, but will have no impact to our financial position.

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

On December 31, 2008, the SEC issued Release No. 33-8995, amending its oil and natural gas reporting requirements for oil and natural gas producing companies. On January 16, 2010, the Financial Accounting Standards Board, or the FASB, issued Update No. 2010-03—Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures, or Update No. 2010-03, to align the oil and gas reserve estimation and disclosure requirements of the Codification with Release No. 33-8995.

The effective date of the new accounting and disclosure requirements is for annual reports filed for fiscal years ending on or after December 31, 2009. Companies are not permitted to comply at an earlier date. Among other things, Release No. 33-8995 and the Update No. 2010-03:

•

Revises a number of definitions relating to oil and natural gas reserves to make them consistent with the Petroleum Resource Management System, which includes certain non-traditional resources in proved reserves;

•	Permits the use of new technologies for determining oil and natural gas reserves;

•

Requires the use of the simple average spot price for the trailing twelve month period using the first day of each month the estimation of oil and natural gas reserve quantities and, for companies using the full cost method of accounting, in computing the ceiling limitation test, in place of a single day price as of the end of the fiscal year;

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

The change in the calculation of pricing resulted in $3.87 per Mmbtu for Henry Hub and $61.18 per Bbl for Cushing, Oklahoma instead of the spot price of $5.79 per Mmbtu for Henry Hub and $79.36 per Bbl for Cushing, Oklahoma, which would have been applied using the old SEC rules.

4.	Divestures and acquisitions

2009 Divestures and acquisitions

The following summarizes our 2009 divestitures:

(in thousands)	Proceeds(1)
Operating division
East Texas/North Louisiana
BG Upstream Transaction	$713,779
BG Midstream Transaction	269,237
East Texas Transaction	154,299
Other East Texas / North Louisiana	22,327

Mid-Continent
Mid-Continent Transaction	197,730
Sheridan Transaction(2)	531,351
Other Mid-Continent	5,482

Appalachia
EnerVest Transaction(2)(3)	129,737

Permian	40,042

Total joint ventures and divestitures	$2,063,984

(1)	Net of selling expenses.

(2)	Subject to final closing adjustments.

(3)	Pending receipt of an additional $13.1 million of consents.

On August 11, 2009, we closed a sale of properties located in East Texas, or the East Texas Transaction, with Encore Operating, LP, or Encore. Pursuant to the East Texas Transaction, we sold all of our interests in certain oil and natural gas properties located in our Overton Field and Gladewater area of East Texas. We received $154.3 million in cash, after final closing adjustments.

On August 11, 2009, we closed a sale of properties located in Texas and Oklahoma, or the Mid-Continent Transaction, with Encore. Pursuant to the Mid-Continent Transaction, we sold all of our interests in certain oil and gas properties located in our Mid-Continent operating area. We received $197.7 million in cash, after final closing adjustments.

On August 14, 2009, we closed a sale and joint development transaction with BG Group for the sale of an undivided 50% of our interest in the BG AMI which included most of our oil and natural gas assets in East Texas/North Louisiana (excluding the Vernon Field, Gladewater area, Overton Field and Redland Field), or the BG Upstream Transaction. The BG Upstream Transaction includes agreements for the joint development and operation of our Haynesville and Bossier shales and certain other related natural gas assets located in the BG AMI. We received $713.8 million in cash, after final closing adjustments and adjustments necessary to reflect the January 1, 2009 effective date. Pursuant to this transaction, BG Group will also fund $400.0 million of capital development attributable to our 50% interest, with BG Group paying 75% of our share of drilling and completion costs on the deep rights (Haynesville and Bossier shales) until the $400.0 million commitment is satisfied. Under the terms of the agreement, BG Group funding of the $400.0 million commitment will be satisfied solely through drilling of deep right wells as defined in the agreement. As of December 31, 2009, BG Group’s remaining obligation was approximately $367.7 million.

On August 14, 2009 we closed the sale to an affiliate of BG Group of a 50% interest in a newly formed company, TGGT Holdings, LLC, or TGGT, which now holds most of our East Texas/North Louisiana midstream assets, or the BG Midstream Transaction. Our Vernon Field midstream assets were excluded from the BG Midstream Transaction. Pursuant to a contribution agreement, we contributed TGG Pipeline, Ltd., or TGG, which owns an intrastate pipeline in East Texas and a gathering system in North Louisiana, and Talco Midstream Assets, Ltd., or Talco, which owns gathering assets in East Texas/North Louisiana, to TGGT. BG Group contributed $269.2 million in cash to TGGT and we received those funds from TGGT as a special distribution at closing. EXCO Operating now owns 50% of TGGT and an affiliate of BG Group owns 50% of TGGT. The effective date of this transaction was also January 1, 2009. We adopted the equity method of accounting for our interest in TGGT upon its formation. The BG Midstream Transaction resulted in recognition of a gain of $98.3 million, net of an allocated reduction of goodwill previously ascribed to our midstream business segment.

The total cash proceeds of $983.0 million from the BG Upstream Transaction and the BG Midstream Transaction were used to repay EXCO Operating’s $300.0 million senior unsecured term credit agreement, or the Term Credit Agreement, creation of an evergreen escrow funding account to develop the Haynesville operations, and a working capital contribution to TGGT, with the remainder applied to the outstanding balances under the EXCO Operating credit agreement.

The BG Upstream Transaction, BG Midstream Transaction and the Encore Transactions resulted in a gain of $460.4 million, net of a reduction in goodwill, was recognized in connection with these transactions.

On November 10, 2009, we closed the sale of our remaining assets in our Mid-Continent operating area to Sheridan Holding Company I, LLC, or the Sheridan Transaction, for $531.4 million, subject to final closing adjustments. The sale was effective on October 1, 2009.

The Sheridan Transaction caused a significant alteration to our full cost pool and a gain, net of a reduction in goodwill, of $231.5 million was recognized.

On November 24, 2009, we closed the sale of our Ohio and certain Northwestern Pennsylvania producing assets to EV Energy Partners, L.P., or the EnerVest Transaction, along with certain institutional partnerships managed by EnerVest, Ltd., for $129.7 million, subject to final closing adjustments. In connection with the closing, the parties agreed to hold back approximately $13.1 million of the properties pending the receipt of required consents from third parties necessary to transfer such properties. The sale was effective on September 1, 2009. This transaction did not significantly alter our full cost pool, therefore all proceeds reduced the full cost pool.

During the year we also closed sales of certain non strategic assets, resulting in net cash proceeds of approximately $67.9 million after customary preliminary closing and post-closing adjustments. These transactions did not significantly alter our full cost pool, therefore all proceeds reduced the full cost pool.

During the fourth quarter of 2009 we completed acquisitions totaling $251.5 million. While the acquisitions contained a minor amount of proved oil and gas properties, the strategic objective of the acquisitions was for the expansion of acreage in our shale resource plays. Due to their location within the BG AMI, we offered BG Group the opportunity to participate for 50% of these acquisitions pursuant to our joint development agreement.

2008 Acquisitions

During 2008, we completed acquisitions of proved and unproved oil and natural gas properties, undeveloped acreage and other assets. A summary of these acquisitions and the values allocated to oil and natural gas properties and gathering facilities, net of contractual adjustments, is presented on the following table.

(in thousands)	Appalachian Acquisition	New Waskom Acquisition	Danville Acquisition	Other acquisitions	Total acquisitions

Purchase price calculations:
Purchase price	$386,703	$55,198	$249,451	$74,075	$765,427
Acquisition related expenses	741	—	178	—	919

Total purchase price	$387,444	$55,198	$249,629	$74,075	$766,346

Allocation of purchase price:
Proved oil and natural gas properties	$334,308	$—	$199,183	$71,232	$604,723
Unproved oil and natural gas properties	44,797	—	42,391	(18)	87,170
Other property and equipment	2,517	—	656	—	3,173
Gulf Coast sale		—	—	6,471	6,471
Gas gathering and related facilities	19,876	55,198	11,042	—	86,116
Asset retirement obligations	(12,647)	—	(1,029)	—	(13,676)
Other liabilities, net	(1,407)	—	(2,614)	(3,610)	(7,631)

Total purchase price allocation	$387,444	$55,198	$249,629	$74,075	$766,346

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

In addition to the acquisitions detailed above, the following sales transactions occurred during 2007:

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

No gain or loss was recognized from these sales since we use the full cost method of accounting and the sales did not represent a significant divestiture resulting in a significant alteration to our depletion rate or Proved Reserves.

5.	Derivative financial instruments

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

Fair Value of Derivative Financial Instruments

(in thousands)	Balance Sheet location	December 31, 2009	December 31, 2008
Commodity contracts	Derivative financial instruments—Current assets	$138,120	$247,614
Commodity contracts	Derivative financial instruments—Long-term assets	34,677	173,003
Commodity contracts	Derivative financial instruments—Current liabilities	(1,246)	(2,734)
Commodity contracts	Derivative financial instruments—Long-term liabilities	(11,688)	(11,585)
Interest rate contracts	Derivative financial instruments—Current liabilities	(2,018)	(8,873)
Interest rate contracts	Derivative financial instruments—Long-term liabilities	—	(1,005)

Net derivatives		$157,845	$396,420

The Effect of Derivative Financial Instruments

		Year ended December 31,
(in thousands)	Statement of Operations location	2009	2008	2007
Commodity contracts(1)	Gain on derivative financial instruments	$232,025	$384,389	$26,807
Interest rate contracts(2)	Interest expense	(4,319)	(9,290)	—

Net gain		$227,706	$375,099	$26,807

(1)	Included in these amounts are cash settlements, including net cash receipts of $478.5 million and $108.4 million for the year ended December 31, 2009 and 2007, respectively and net cash payments of $109.3 million for the year ended December 31, 2008.

(2)	Included in these amounts are cash settlements, including net cash payments of $12.2 million for the year ended December 31, 2009, and net cash receipts of $0.6 million for the year ended December 31, 2008.

Settlements in the normal course of maturities of our derivative financial instrument contracts result in cash receipts from or cash disbursement to our derivative contract counterparties. Changes in the fair value of our derivative financial instrument contracts are included in income currently with a corresponding increase or decrease in the balance sheet fair value amounts. Unrealized fair value adjustments included in Gain (loss) on derivative financial instruments on the Consolidated Statements of Operations, which do not impact cash flows, were losses of $246.5 million and $81.6 million for the years ended December 31, 2009 and December 31, 2007, respectively, and a gain of $493.7 million for the year ended December 31, 2008. Unrealized fair value adjustments included in Interest expense on the Consolidated Statements of Operations, which do not impact cash flows, were a gain of $7.9 million for the year ended December 31, 2009 and a loss of $9.9 million for the year ended December 31, 2008.

We place our derivative financial instruments with financial institutions and other firms that we believe have high credit ratings. To mitigate our risk of loss due to default, we have entered into master netting agreements with our counterparties on our derivative financial instruments that allow us to offset our asset position with our liability position in the event of a default by the counterparty. As of December 31, 2009 and December 31, 2008, we had a net asset position of $157.8 million and $396.4 million, respectively.

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

The following presents a summary of the estimated fair value of our derivative financial instruments for the years ended December 31, 2009 and 2008:

	For the year ended December 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$159,863	$—	$159,863
Interest rate swaps	—	(2,018)	—	(2,018)

	$—	$157,845	$—	$157,845

	For the year ended December 31, 2008
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$406,298	$—	$406,298
Interest rate swaps	—	(9,878)	—	(9,878)

	$—	$396,420	$—	$396,420

In accordance with FASB ASC Section 815-10-45 for the Scope Section of Subtopic 815-10 for Derivatives and Hedging, we value derivative assets and liabilities considering the effects of master netting agreements with the derivative counterparties, but report them gross on the Condensed Consolidated Balance Sheets. Net derivative asset values are determined, in part by utilization of the derivative counterparties’ credit-adjusted risk-free rate curves and net derivative liabilities are determined, in part, by utilization of our credit-adjusted risk-free rate curve. The credit-adjusted risk-free rates of our counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties’ debt plus the London Interbank Offered Rate, or LIBOR, curve as of the end of the reporting period. Our credit-adjusted risk-free rate is based on the blended rate of independent market-quoted credit default swap rate curves for companies that have the same credit rating as us plus the LIBOR curve as of the end of the reporting period.

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

Natural gas derivatives.    Our natural gas derivatives are swap contracts for notional Mmbtus of gas at posted price indexes, including NYMEX Henry Hub (HH) swap contracts. The asset and liability values attributable to our natural gas derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH for natural gas swaps and PEPL index quotes for our existing basis swaps and (iii) the applicable credit-adjusted risk-free rate curve, as described above.

The following table presents our financial assets and liabilities for oil and natural gas derivative financial instruments measured at fair value as of December 31, 2009:

(in thousands, except prices)	Volume Mmbtus/Bbls	Weighted average strike price per Mmbtu/Bbl	Fair value at December 31, 2009
Natural gas:
Swaps:
2010	64,473	$7.71	$122,432
2011	12,775	7.48	14,305
2012	5,490	5.91	(3,153)
2013	5,475	5.99	(3,350)
2014	—		—

Total natural gas	88,213		130,234

Oil:
Swaps:
2010	447	114.96	14,442
2011	456	116.00	13,337
2012	92	109.30	1,850
2013	—	—	—
2014	—	—	—

Total oil	995		29,629

Total oil and natural gas derivatives			$159,863

At December 31, 2008, we had outstanding derivative contracts covering 168,658 Mmcf of natural gas and 4,335 Mbbls of oil. At December 31, 2009, the average forward NYMEX natural gas price per Mmbtu for calendar 2010 and 2011 was $5.79 and $6.34, respectively, and the average forward NYMEX oil prices per Bbl for calendar 2010 and 2011 was $82.32 and $86.10, respectively.

Our derivative financial instruments covered approximately 83.0% and 79.7% of our total equivalent Mcfe production for the years ended December 31, 2009 and December 31, 2008, respectively.

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

During the twelve months ended December 31, 2009 and 2008, we recognized increases of $4.3 million and $9.3 million in interest expense related to our interest rate swaps. As of December 31, 2009 and December 31, 2008, the fair value of our interest rate swaps was a liability of $2.0 million and $9.9 million, respectively.

Fair value of other financial instruments

Our financial instruments include cash and cash equivalents, accounts receivable and payable, current portion of debt and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of our 7  1/4% senior notes due January 15, 2011, or Senior Notes, is $445.8 million with a carrying amount of $448.7 million as of December 31, 2009. The estimated fair value was $344.7 million with a carrying amount of $452.3 million as of December 31, 2008. The estimated fair value has been calculated based on market quotes.

6.	Long-term debt

	December 31,
(in thousands)	2009	2008
EXCO Resources Credit Agreement	$81,486	$1,048,951
EXCO Operating Credit Agreement	666,078	1,218,485
Term Credit Agreement	—	300,000
7 1/4% senior notes due 2011	444,720	444,720
Unamortized premium on 7 1/4% senior notes due 2011	3,993	7,582

Total debt	$1,196,277	$3,019,738

Credit agreements

EXCO Resources Credit Agreement

The EXCO Resources Credit Agreement, pursuant to the fifth amendment effective on October 2, 2009, has a borrowing base of $450.0 million with commitments spread among a consortium of banks, none of which have commitments exceeding 10% of the aggregate commitment amount. The borrowing base is redetermined semi-annually, with EXCO and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. Scheduled redeterminations are made on or about April 1 and October 1 of each year. Borrowings under the EXCO Resources Credit Agreement are collateralized by a first lien mortgage providing a security interest in our oil and natural gas properties. EXCO may have in place derivative financial instruments covering no more than 80% of its forecasted production from total Proved Reserves (as defined) for each of the first two years of the five year period commencing on the date of incurrence on each new derivative financial instrument and 70% of the forecasted production from total Proved Reserves for each of the third through fifth years of the five year period thereafter. EXCO is required to have mortgages in place covering 80% of the Engineered Value of its Borrowing Base Properties (as defined). The EXCO Resources Credit Agreement matures on March 30, 2012.

The fifth amendment to the EXCO Resources Credit Agreement, among other things, modified the terms and conditions under which EXCO is permitted to pay a cash dividend on its common stock. Pursuant to the fifth amendment, EXCO may declare and pay cash dividends on its common stock in an amount not to exceed $50.0 million in any four consecutive fiscal quarters, provided that as of each payment date and after giving effect to the dividend payment date, (i) no default has occurred and is continuing, (ii) EXCO has at least 10% of its borrowing base available under the EXCO Resources Credit Agreement, and (iii) payment of such dividend is permitted under EXCO’s 7 1/4% Senior Notes Indenture.

The EXCO Resources Credit Agreement contains representations, warranties, covenants, events of default and indemnities customary for agreements of this type. The interest rate ranges from LIBOR plus 175 basis points, or bps, to LIBOR plus 250 bps depending upon borrowing base usage. The facility also includes an Alternate Base Rate, or ABR, pricing alternative ranging from ABR plus 75 bps to ABR plus 150 bps depending upon borrowing base usage.

On December 31, 2009, we had $81.5 million of outstanding indebtedness and $353.3 million of available borrowing capacity under the EXCO Resources Credit Agreement. On December 31, 2009, the one month LIBOR was 0.23%, which would result in an interest rate of approximately 1.98% on any new indebtedness we may incur under the EXCO Resources Credit Agreement.

As of December 31, 2009, EXCO was in compliance with the financial covenants contained in the EXCO Resources Credit Agreement, which require that we:

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

EXCO Operating Credit Agreement

The EXCO Operating Credit Agreement, as amended, currently has a borrowing base of $850.0 million with commitments spread among a consortium of banks, none of which have commitments exceeding 10% of the aggregate commitment amount. The borrowing base is redetermined semi-annually, with EXCO Operating and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. Scheduled redeterminations are made on or about April 1 and October 1 of each year. The EXCO Operating Credit Agreement is secured by a first priority lien on the assets of EXCO Operating, including 100% of the equity of EXCO Operating’s subsidiaries, and is guaranteed by all existing and future subsidiaries of EXCO Operating. EXCO Operating may have in place derivative financial instruments covering no more than 80% of the forecasted production from total Proved Reserves (as defined) for each of the first two years of the five year period commencing on the date of incurrence on each new derivative financial instrument and 70% of the forecasted production from total Proved Reserves for each of the third through fifth years of the five year period thereafter. EXCO Operating is required to have mortgages in place covering 80% of the Engineered Value of its Borrowing Base Properties (as defined). The EXCO Operating Credit Agreement matures on March 30, 2012.

On October 16, 2009, the lenders agreed to consents which (i) confirmed the borrowing base under the EXCO Operating Credit Agreement at $850.0 million until the next borrowing base redetermination date, (ii) provided for EXCO Operating to grant to lenders a first priority lien and security interest in all of its equity interest in TGGT, representing EXCO Operating’s retained 50% interest in the midstream assets contributed in connection with the BG Midstream Transaction, and (iii) by November 30, 2009, consummate transactions to unwind oil and natural gas derivatives with respect to notional volumes of oil and natural gas with respect to sold production volumes which had been waived by a July 29, 2009 consent, and with regard to items (ii) and (iii) have been completed as required.

The EXCO Operating Credit Agreement contains representations, warranties, covenants, events of default and indemnities customary for agreements of this type. The interest rate under the EXCO Operating Credit Agreement ranges from LIBOR plus 175 bps to LIBOR plus 250 bps depending upon borrowing base usage. The facility also includes an ABR pricing alternative ranging from ABR plus 75 bps to ABR plus 150 bps depending upon borrowing base usage.

On December 31, 2009, we had $666.1 million of outstanding indebtedness and $183.9 million available borrowing capacity under the EXCO Operating Credit Agreement. At December 31, 2009, the one month LIBO rate was 0.23%, which would result in an interest rate of approximately 2.48% on any new indebtedness we may incur under the EXCO Operating Credit Agreement.

As of December 31, 2009, EXCO Operating was in compliance with the financial covenants contained in the EXCO Operating Credit Agreement, which require that EXCO Operating:

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

Term Credit Agreement.

On December 8, 2008, EXCO Operating entered into the Term Credit Agreement with an aggregate balance of $300.0 million. Net proceeds from the loan of $274.4 million, after bank fees and expenses, were used to repay and terminate an original $300.0 million senior unsecured term credit agreement that was scheduled to mature on December 15, 2008. In addition to the fees incurred upon the closing of the Term Credit Agreement, EXCO Operating provided for additional fees on unpaid principal amounts, or duration fees, as defined in the agreement. These included a 5% fee on the unpaid principal on June 15, 2009 and an additional 3% fee on any unpaid outstanding balance as of September 15, 2009. On June 15, 2009 we remitted the first duration fee payment of $15.0 million.

In connection with the closings of the BG Upstream Transaction, the BG Midstream Transaction and the East Texas Transaction, EXCO Operating repaid the outstanding $300.0 million under the Term Credit Agreement. As a consequence of the early payment of the Term Credit Agreement, EXCO Operating avoided payment of a $9.0 million duration fee that would have been due on September 15, 2009.

The unamortized balance of deferred financing costs attributable to the Term Credit Agreement of approximately $9.9 million was written off and is included in interest expense in the year ended December 31, 2009.

7 1/4% senior notes due January 15, 2011

As of December 31, 2009, $444.7 million in principal was outstanding on our Senior Notes. The unamortized premium on the Senior Notes at December 31, 2009 was $4.0 million. The estimated fair value of the Senior Notes, based on quoted market prices for the Senior Notes, was $445.8 million on December 31, 2009.

Interest is payable on the Senior Notes semi-annually in arrears on January 15 and July 15 of each year. Effective January 15, 2007, we may redeem some or all of the Senior Notes for the redemption price set forth in the Senior Notes. On January 15, 2010, we paid $16.1 million of interest on the Senior Notes. Another interest payment of $16.1 million will be due on July 15, 2010.

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

On March 30, 2007, we issued Series A-1, Series B and Series C 7.0% Cumulative Convertible Perpetual Preferred Stock, or the 7.0% Preferred Stock and Series A-1 Hybrid Preferred Stock, or the Hybrid Preferred Stock, and together with the 7.0% Preferred Stock, the Preferred Stock, in several series at a purchase price of $10,000 per share. On July 18, 2008, we converted all outstanding shares of our Preferred Stock into a total of approximately 105.2 million shares of our common stock. The conversion of the Preferred Stock had the effect of increasing the book value of shareholders’ equity by approximately $2.0 billion. We paid all accrued but unpaid dividends in cash totaling approximately $12.8 million to the holders of the converted shares of Preferred Stock as of July 18, 2008. After July 18, 2008, dividends ceased to accrue on the Preferred Stock and all rights of the holders with respect to the Preferred Stock terminated, except for the right to receive the whole shares of common stock issuable upon conversion, accrued dividends through July 18, 2008 and cash in lieu of any fractional shares.

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

We lease our offices and certain equipment. Our rental expenses were approximately $28.1 million, $21.3 million and $8.8 million for the years ended December 31, 2009, 2008, and 2007, respectively. Our future minimum rental payments under operating leases with remaining noncancellable lease terms at December 31, 2009, are as follows:

(in thousands)	Firm Transportation and other	Operating Leases	Drilling Contracts	Total
2010	$40,570	$7,357	$51,438	$99,365
2011	35,300	6,173	27,830	69,303
2012	34,248	5,288	9,825	49,361
2013	36,075	5,041	—	41,116
2014	35,591	5,022	—	40,613
Thereafter	199,515	4,329	—	203,844

Total	$381,299	$33,210	$89,093	$503,602

We entered into firm transportation agreements in August 2009 with an independent pipeline company which commits us to ship 237,500 Mmbtu’s per day for a period of ten years in the East Texas/North Louisiana area. The commitment becomes effective upon completion of the construction of the shipper’s pipeline.

In the ordinary course of business, we are periodically a party to lawsuits. We do not believe that any resulting liability from existing legal proceedings, individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition.

10.	Employee benefit plans

At December 31, 2009, we sponsored a 401(k) plan for our employees and matched 100% of employee contributions. Our matching contributions were $7.0 million, $6.1 million and $2.6 million for the years ended December 31, 2009, 2008 and 2007. Prior to 2008, we sponsored two 401(k) plans with different matching terms. Our separate plans were combined effective January 1, 2008.

11.	Earnings per share

We account for earnings per share in accordance with FASB ASC Subtopic 260-10 for Earnings Per Share. ASC 260-10 requires companies to present two calculations of earnings per share; basic and diluted. Basic loss per share for the years ended December 31, 2009, 2008 and 2007 equals the net loss available to common shareholders divided by the weighted average common shares outstanding during the period. Common shares resulting from the conversion of our Preferred Stock on July 18, 2008 are included in the weighted average common shares for the years ended December 31, 2009 and 2008. Diluted loss per common share for the year ended December 31, 2009, 2008 and 2007 is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive common stock equivalents, including our Preferred Stock for the years ended 2008 and 2007, whether exercisable or not. Since we incurred net losses for the years ended 2009, 2008 and 2007, we have excluded the potential common stock equivalents from the assumed conversion of stock options of 14,729,424, 12,578,968, and 9,206,970 respectively. We have also excluded 57,097,494 and 105,263,158 shares of common stock equivalents from the assumed conversion of the Preferred Stock from the computation of earnings per share for the years ended December 31, 2008 and 2007, respectively, as they were antidilutive.

The following table presents basic and diluted earnings (loss) per share for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share amounts):

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Basic and diluted loss per share:
Net loss available to common shareholders	$(496,804)	$(1,810,468)	$(83,312)
Shares:
Weighted average number of common shares outstanding	211,266	153,346	104,364
Basic and diluted loss per share:

Total basic earnings per share	$(2.35)	$(11.81)	$(0.80)

12.	Stock options

We account for stock options in accordance with FASB ASC Topic 718 for Compensation—Stock Compensation. As required by ASC 718, the granting of options to our employees under our 2005 Incentive Plan are share-based payment transactions and are treated as compensation expense by us with a corresponding increase to additional paid-in capital.

The 2005 Incentive Plan, as amended, provides for the granting of options to purchase up to 23,000,000 shares of EXCO’s common stock. The options expire ten years following the date of grant and have a weighted average remaining life of 7.6 years. Pursuant to the 2005 Incentive Plan, 25% of the options vest immediately with an additional 25% to vest on each of the next three anniversaries of the date of the grant. We generally grant incentive stock options.

On June 4, 2009, our shareholders approved an amendment to the 2005 Incentive Plan to increase the number of shares authorized for issuance by an additional 3,000,000 shares. As of December 31, 2009 and 2008, there were 3,920,100 and 3,342,450 shares available to be granted under the 2005 Incentive Plan, respectively.

The following table summarizes stock option activity related to our employees under the 2005 Incentive Plan:

	Stock options	Weighted average exercise price per share	Weighted average remaining terms (in years)	Aggregate intrinsic value
Options outstanding at December 31, 2006	8,267,373	$10.32
Granted	4,951,700	14.94
Forfeitures	399,600	13.83
Exercised	416,700	9.99

Options outstanding at December 31, 2007	12,402,773	12.06

Granted	4,079,000	13.21
Forfeitures	399,075	15.57
Exercised	1,119,383	13.20

Options outstanding at December 31, 2008	14,963,315	12.20

Granted	3,072,650	17.05
Forfeitures	650,300	15.32
Exercised	931,371	11.12

Options outstanding at December 31, 2009	16,454,294	$13.04	7.63	$139,077,030

Options exercisable at December 31, 2009	11,521,563	$12.14	7.01	$107,116,729

The weighted average grant date fair value of stock options granted during the years 2009, 2008 and 2007 were $9.67, $6.02 and $5.43, respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2009, 2008 and 2007 was $5.3 million, $11.4 million and $2.9 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options are granted at the fair market value of the common stock on the date of grant. The following assumptions were used for the options included in the table below:

	2009	2008	2007
Expected life	7.5–8.5 years	5–8.5 years	4–6 years
Risk-free rate of return	2.33%–3.57%	1.71%–3.33%	3.28%–4.97%
Volatility	53.87%–55.61%	34.17%–55.26%	35.67%–37.72%
Dividend yield	0.568%–0.652%	0%	0%

In connection with certain divestures, we accelerated the vesting of a number of employee stock options on the date of the employee’s termination and extended their exercise terms to one year from date of termination. We recognized $1.5 million in additional compensation expense related to the modification of options terms, $1.2 million of which would have been recognized over the remaining life of the options had they not be accelerated. The underlying stock price on the dates of modification ranged from $16.35 to $17.13 and the exercise prices of the options accelerated ranged from $6.33 to $38.01.

Expected life was determined based on EXCO’s exercise history, as well as comparable public companies. Risk-free rate of return is a rate of a similar term U.S. Treasury zero coupon bond. Volatility was determined based on the weighted average of historical volatility of our common stock and the daily closing prices from comparable public companies.

The following is a reconciliation of our stock option expense for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
(in thousands)	2009	2008	2007
General and administrative expense	$16,156	$11,804	$9,041
Lease operating expense	2,831	4,174	3,591

Total share-based compensation expense	18,987	15,978	12,632
Share-based compensation capitalized	5,066	4,060	2,410

Total share-based compensation	$24,053	$20,038	$15,042

The total tax benefit for the years ended December 31, 2009, 2008 and 2007 was $1.1 million, $1.7 million and $1.1 million, respectively. Total share-based compensation to be recognized on unvested awards is $30.5 million over a weighted average period of 1.45 years as of December 31, 2009.

13.	Income taxes

The income tax provision attributable to our income (loss) before income taxes consists of the following:

(in thousands)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Current:
U.S.
Federal	$—	$—	$(6,075)
State	(130)	252	—

Total current income tax (benefit)	(130)	252	(6,075)

Deferred:
U.S.
Federal	(130,740)	(693,391)	61,748
State	(20,606)	(88,266)	4,423
Valuation allowance	141,975	526,372	—

Total deferred income tax (benefit)	(9,371)	(255,285)	66,171

Total income tax (benefit)	$(9,501)	$(255,033)	$60,096

We have net operating loss carryforwards, or NOLs, for United States income tax purposes that have either been generated from our operations or were purchased in our acquisitions. Our NOLs are scheduled to expire if not utilized between 2010 and 2029. Our ability to use the purchased NOLs has been restricted by Section 382 of the Internal Revenue Code due to ownership changes which occurred on various dates between December 19, 1997 and October 3, 2005. In addition, we experienced a change in control on August 30, 2007 based upon the transformation of the Hybrid Preferred Stock to the same terms as the 7.0% Preferred Stock, but the result was no limitation on 2007 NOLs. We estimate that approximately $9.7 million of the NOLs limited by Section 382 and $9.3 million of foreign tax credit carryforwards will expire prior to their utilization. Our total NOL available for utilization at December 31, 2009 is approximately $808.9 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows:

	December 31,
(in thousands)	2009	2008
Current deferred tax assets (liabilities):
Basis difference in fair value of derivative financial instruments	$—	$—

Total current deferred tax assets (liabilities)	—	—

Non-current deferred tax assets:
Net operating loss and AMT credits carryforwards—U.S	316,867	161,574
Purchase accounting adjustment to bond premium	3,206	6,314
Share-based compensation	6,592	4,150
Foreign tax credit carryforwards	9,336	9,336
Tax basis of oil and natural gas properties in excess of book basis	770,598	706,166
Tax basis of deductible tax goodwill in excess of book basis	11,783	—
Other	84	103

Total long-term deferred tax assets	1,118,466	887,643

Valuation allowance	(677,683)	(535,708)

Net total non-current deferred tax assets	440,783	351,935

Non-current deferred tax liabilities:
Book basis of gathering and other properties in excess of tax basis	(331,000)	(216,591)
Book basis of investment in partnership in excess of tax basis	(60,557)	—
Basis difference in fair value of derivative financial instruments	(49,226)	(135,344)
Basis of temporary goodwill	—	(9,371)

Total non-current deferred liabilities	(440,783)	(361,306)

Net total non-current deferred tax assets (liabilities)	$—	$(9,371)

A reconciliation of our income tax provision (benefit) computed by applying the statutory United States federal income tax rate to our income (loss) before income taxes for the years ended December 31, 2009, 2008 and 2007 is presented in the following table:

(in thousands)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
United States federal income taxes (benefit) at statutory rate of 35%	$(177,207)	$(695,977)	$38,413
Increases (reductions) resulting from:
Goodwill	43,455	—	—
Adjustments to the valuation allowance	141,975	526,372	9,336
Non-deductible compensation	2,808	2,321	3,144
State tax rate change	—	—	3,078
State taxes net of federal benefit	(20,606)	(88,266)	4,423
Other	74	517	1,702

Total income tax provision (benefit)	$(9,501)	$(255,033)	$60,096

During 2009, our income tax rate was impacted by the recognition of valuation allowances against deferred tax assets, which were primarily due to ceiling test write-downs that caused previous book basis and tax basis differences to change from deferred tax liabilities to deferred tax assets and divestitures of properties.

During 2008, our income tax rate was impacted by the establishment of a valuation allowances against deferred tax assets, which were primarily due to ceiling test write-downs that caused previous book basis and tax basis differences to change from deferred tax liabilities to deferred tax assets. Our deferred tax assets were offset by valuation allowances after testing to determine if the asset would meet a more likely than not criteria for realization pursuant to FASB ASC Topic 740- Income Taxes.

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

The Company adopted the provisions of FASB ASC Subtopic 740-10 for Income Taxes on January 1, 2007. As a result of the implementation of ASC Subtopic 740-10, the Company recognized zero liabilities for unrecognized tax benefits. As of December 31, 2009, 2008 and 2007, the Company’s policy is to recognize interest related to unrecognized tax benefits of interest expense and penalties in operating expenses. The Company has not accrued any interest or penalties relating to unrecognized tax benefits in the current financials.

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

During 2007, DHM Aviation, LLC purchased an additional, larger used jet aircraft. Based upon a national survey of corporate aircraft charter rates, in August 2007, the Board of Directors approved a rate of $5,700 per flight hour plus $600 per flight hour fuel surcharge for the larger aircraft, which was utilized in 2008 and 2007. In August 2009, the Audit Committee approved a rate of $5,400 per flight hour plus a $400 per flight hour surcharge. The Audit Committee also approved an hourly rate on the smaller aircraft of $3,700 per flight hour plus a $400 per flight hour surcharge. The rate for the smaller aircraft was $3,600 per hour, including fuel surcharges, in 2008 and 2007.

Payments to DHM Aviation, LLC for the year ended December 31, 2009, 2008 and 2007 aggregated $1.1 million, $0.8 million and $0.5 million, respectively, for use of these aircraft.

Private Placement of Preferred Stock

As discussed in Note 7. Preferred stock, on March 30, 2007, we completed the Private Placement of an aggregate of $390.0 million of 7.0% Preferred Stock and $1.61 billion of Hybrid Preferred Stock to accredited investors pursuant to the terms and conditions of a Preferred Stock Purchase Agreement dated March 28, 2007. The following related persons participated in the transaction:

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

•

Entities affiliated with Oaktree Capital Management, L.P., or Oaktree, purchased 11,700 shares of Series B 7.0% Preferred Stock and 48,300 shares of Series A-1 Hybrid Preferred Stock for $600.0 million. Prior to the Private Placement, Oaktree beneficially owned approximately 3.1% of our outstanding common stock. Vincent J. Cebula, one of our directors, was a Managing Director of Oaktree until October 31, 2007. Mr. Cebula was originally designated to our Board of Directors by Oaktree pursuant to the terms of the Series B 7.0% Preferred Stock. On October 31, 2007, Mr. Cebula resigned from Oaktree and subsequently joined Jefferies Capital Partners. Since Mr. Cebula resigned from Oaktree, he also resigned as the Series B Preferred Stock director effective December 1, 2007 and was replaced by B. James Ford, a Managing Director of Oaktree. Mr. Cebula remains on our Board of Directors and served in one of the four board seats reserved for the Preferred Stock.

•

Entities affiliated with Greenhill Capital Partners, LLC purchased 1,463 shares of Series A-1 7.0% Preferred Stock and 6,037 shares of Series A-1 Hybrid Preferred Stock for $75.0 million. Prior to the Private Placement, Greenhill beneficially owned approximately 2.2% of our outstanding common stock. Robert H. Niehaus, one of our directors at the time, is a Senior Member of GCP 2000, LLC and Managing Director of Greenhill Capital Partners, LLC, which control the general partners of Greenhill Capital Partners, L.P. and its affiliated investment funds.

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

For more information about the Private Placement, see “Note 7. Preferred stock.”

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

Jeff Smith, the son of Stephen F. Smith, our Vice Chairman, President, Chief Financial Officer and one of our directors, owns a 50% interest in S&S Directional Drilling, LLC (“S&S”). One of EXCO’s vendors, Select Energy Services, LLC (“Select”), and/or its affiliates subcontracts with S&S to provide equipment for use in connection with services provided by Select and/or its affiliates to EXCO. During 2009, S&S was paid approximately $0.8 million by Select and/or its affiliates for the use of equipment in connection with services provided to EXCO.

15.	Segment information

We follow FASB ASC Topic 280 for Segment Reporting when reporting operating segments. Prior to the August 14, 2009 sale of a 50% interest in our midstream investment, as discussed below and in “Note 4. Divestures and Acquisitions,” our reportable segments consisted of exploration and production and midstream. Our exploration and production operational segment and midstream segment were managed separately because of the nature of their products and services. The exploration and production segment is responsible for acquisition, development and production of oil and natural gas. The midstream segment was responsible for purchasing, gathering, transporting, processing and treating natural gas. We evaluated the performance of our operating segments based on segment profits, which included segment revenues, excluding the gain (loss) on derivative financial instruments, from external and internal customers and segment costs and expenses. Segment profit generally excluded income taxes, interest income, interest expense, unallocated corporate expenses, depreciation and depletion, asset retirement obligations, and gains and losses associated with ceiling test write-downs and asset sales, other income and expense, and income from equity investments.

As discussed in “Note 4. Divestures and Acquisitions,” on August 14, 2009 we closed the BG Midstream Transaction and contributed TGG and Talco to TGGT. We received net sales proceeds of $269.2 million at closing, including preliminary closing adjustments. We own 50% of TGGT and now account for our interest using the equity method (see “Note 16. Equity investment”).

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

Summarized financial information concerning our reportable segments is shown in the following table:

(in thousands)	Exploration and production	Midstream	Intersegment eliminations	Consolidated total
For the year ended December 31, 2009:
Third Party revenues	$550,505	$35,330	$—	$585,835
Intersegment revenues	(20,356)	41,148	(20,792)	—

Total revenues	$530,149	$76,478	$(20,792)	$585,835

Segment profit	$333,560	$20,106	$—	$353,666

For the year ended December 31, 2008:
Third Party revenues	$1,404,826	$85,432	$—	$1,490,258
Intersegment revenues	(32,296)	62,204	(29,908)	—

Total revenues	$1,372,530	$147,636	$(29,908)	$1,490,258

Segment profit	$1,120,253	$34,931	$—	$1,155,184

For the year ended December 31, 2007:
Third Party revenues	$875,787	$18,817	$—	$894,604
Intersegment revenues	(20,959)	26,946	(5,987)	—

Total revenues	$854,828	$45,763	$(5,987)	$894,604

Segment profit	$675,619	$23,487	$—	$699,106

As of December 31, 2009:
Capital Expenditures	$458,410	$53,122	$—	$511,532

Goodwill	$269,656	$—	$—	$269,656

Total assets	$2,358,894	$—	$—	$2,358,894

As of December 31, 2008:
Capital Expenditures	$934,141	$54,993	$—	$989,134

Goodwill	$441,872	$28,205	$—	$470,077

Total assets	$4,392,218	$430,134	$—	$4,822,352

The following table reconciles the segment profits reported above to income (loss) before income taxes:

	Year ended December 31,
(in thousands)	2009	2008	2007
Segment profits	$353,666	$1,155,184	$699,106
Depreciation, depletion and amortization	(221,438)	(460,314)	(375,420)
Write-down of oil and natural gas properties	(1,293,579)	(2,815,835)	—
Gain on divestures and other operating items	676,434	2,692	3,997
Accretion of discount on asset retirement obligations	(7,132)	(6,703)	(4,878)
General and administrative	(99,177)	(87,568)	(64,670)
Interest expense	(147,161)	(161,638)	(181,350)
Gain on derivative financial instruments	232,025	384,389	26,807
Other income	126	1,289	6,160
Equity method loss on TGGT Holdings, LLC	(69)	—	—

Income (loss) before income taxes	$(506,305)	$(1,988,504)	$109,752

16.	Equity investment

In connection with the sale of 50% of our interest in our midstream assets to BG Group, as discussed in Note 4. Divestitures and acquisitions and Note 15. Operating segments, TGGT now holds substantially all of our East Texas/North Louisiana midstream assets. Our 50% ownership interest in TGGT is accounted for under the equity method. As of December 31, 2009, our proportionate 50% interest in the $521.0 million of TGGT’s equity, or $260.5 million, consists of our contribution of $158.2 million of net assets, representing 50% of the historical cost basis of net assets, plus $47.5 million of working capital contributions, a $55.5 million basis adjustment discussed below and our proportionate 50% share of TGGT’s inception to date loss of $0.7 million. Our equity investment in TGGT exceeds our book value of assets by $44.1 million represented by a $55.5 million difference in the historical basis of our contribution and the fair value of BG Group’s contribution offset by $11.4 million of goodwill included in our investment. The $55.5 million basis difference is being amortized over the estimated life of TGGT’s assets.

The following table presents summarized financial information of TGGT:

(in thousands)	As of December 31, 2009

Assets
Total current assets	$54,818
Property and equipment, net	509,501

Total assets	$564,319

Liabilities and members’ equity
Total current liabilities	$40,915
Total long term liabilities	2,393
Members’ equity:
Total members’ equity	521,011

Total liabilities and members’ equity	$564,319

For the period of August 14, 2009 to December 31, 2009
Revenues
Gas sales	$19,059
Condensate, shrinkage and loss revenues	3,762
Gathering, compression and other services	15,083

Total revenues	37,904

Costs and expenses:
Gas purchases	18,556
Operating expenses	12,506
Depreciation expense	5,350
Other expenses	2,753

Total costs and expenses	39,165

Loss before taxes	(1,261)
Income tax expense	110

Net loss	$(1,371)

EXCO’s equity in TGGT loss before amortization	$(686)

Amortization of the difference in the historical basis of our contribution	$617

EXCO’s equity in TGGT loss after amortization	$(69)

17.	Dividends

On October 1, 2009 our Board of Directors approved the commencement of a dividend program with an initial quarterly cash dividend rate of $0.025 per share of EXCO’s common stock. The first quarterly dividend of $0.025 per share was paid on October 26, 2009 to holders of record on October 12, 2009. The second quarterly dividend of $0.025 per share was paid on December 15, 2009 to holders of record on November 30, 2009. Any future declaration of dividends, as well as the establishment of record and payment dates, is subject to the approval of EXCO’s Board of Directors.

18.	Subsequent events

We have evaluated our activity after December 31, 2009 until the date of issuance, February 24, 2010, for recognized and unrecognized subsequent events not discussed elsewhere in these footnotes.

Pursuant to our joint development agreement with BG Group pursuant to the BG Upstream Transaction, we received $53.8 million in January 2010 representing reimbursements from BG Group for their 50% proportionate share of acreage and acquisitions within the BG AMI.

19.	Consolidating financial statements

Set forth below are condensed consolidating financial statements of EXCO, the guarantor subsidiaries and the non-guarantor subsidiaries. The Senior Notes, which were issued by EXCO Resources, Inc., are jointly and severally guaranteed by some of our subsidiaries in the U.S. (referred to as Guarantor Subsidiaries). Each of the Guarantor Subsidiaries are wholly-owned subsidiaries of Resources, and the guarantees are unconditional as it relates to the assets of the Guarantor Subsidiaries. For purposes of this footnote, EXCO Resources, Inc. is referred to as Resources to distinguish us from the Guarantor Subsidiaries. The Non-Guarantor Subsidiaries, as defined in this footnote represent the consolidated financials of EXCO Operating. In 2007, certain subsidiaries, previously guarantor subsidiaries, were merged into and with Resources. We have presented the 2007 consolidating financial statements to reflect these changes as if they were in place at the beginning of the year.

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

EXCO Resources, Inc.

Consolidating balance sheet

December 31, 2009

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$47,412	$(4,154)	$25,149	$—	$68,407
Restricted cash	—	—	58,909	—	58,909
Other current assets	69,449	20,922	184,401		274,772

Total current assets	116,861	16,768	268,459	—	402,088

Equity investment in TGGT Holdings, LLC	—	—	216,987	—	216,987
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	54,570	99,812	338,500	—	492,882
Proved developed and undeveloped oil and natural gas properties	328,135	302,323	1,245,291	—	1,875,749
Accumulated depletion	(274,275)	(174,268)	(684,061)	—	(1,132,604)

Oil and natural gas properties, net	108,430	227,867	899,730	—	1,236,027

Gas gathering, office and field equipment, net	8,175	46,558	134,703	—	189,436
Investments in and advances to affiliates	198,661	—	—	(198,661)	—
Deferred financing costs, net	3,166	—	4,436	—	7,602
Derivative financial instruments	31,312	—	3,365	—	34,677
Goodwill	38,100	164,469	67,087	—	269,656
Other assets	3	818	1,600	—	2,421

Total assets	$504,708	$456,480	$1,596,367	$(198,661)	$2,358,894

Liabilities and shareholders’ equity
Current liabilities	$39,917	$16,376	$156,621	$—	$212,914
Long-term debt	530,199	—	666,078	—	1,196,277
Deferred income taxes	—	—	—	—	—
Other liabilities	5,998	46,963	37,154	—	90,115
Payable to parent	(930,994)	862,536	68,458	—	—
Total shareholders’ equity	859,588	(469,395)	668,056	(198,661)	859,588

Total liabilities and shareholders’ equity	$504,708	$456,480	$1,596,367	$(198,661)	$2,358,894

EXCO Resources, Inc.

Consolidating balance sheet

December 31, 2008

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,618	$12,360	$36,161	$—	$57,139
Other current assets	162,607	29,935	263,359	—	455,901

Total current assets	171,225	42,295	299,520	—	513,040

Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	85,061	119,940	276,595	—	481,596
Proved developed and undeveloped oil and natural gas properties	940,529	673,814	1,964,001	—	3,578,344
Accumulated depletion	(232,261)	(145,103)	(558,724)	—	(936,088)

Oil and natural gas properties, net	793,329	648,651	1,681,872	—	3,123,852

Gas gathering, office and field equipment, net	8,582	55,404	414,630	—	478,616
Investments in and advances to affiliates	802,902	—	—	(802,902)	—
Derivative financial instruments	120,097	—	52,906	—	173,003
Deferred financing costs, net	6,414	—	56,470	—	62,884
Other assets	2	678	200	—	880
Goodwill	110,800	164,469	194,808	—	470,077

Total assets	$2,013,351	$911,497	$2,700,406	$(802,902)	$4,822,352

Liabilities and shareholders’ equity
Current liabilities	$66,871	$50,256	$205,746	$—	$322,873
Long-term debt	1,501,253	—	1,518,485	—	3,019,738
Deferred income taxes	9,371	—	—	—	9,371
Other liabilities	27,065	78,316	32,488	—	137,869
Payable to parent	(923,710)	948,463	(24,753)	—	—
Commitments and contingencies	—	—	—	—	—
Total shareholders’ equity	1,332,501	(165,538)	968,440	(802,902)	1,332,501

Total liabilities and shareholders’ equity	$2,013,351	$911,497	$2,700,406	$(802,902)	$4,822,352

EXCO Resources, Inc.

Consolidating statement of operations

For the year ended December 31, 2009

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$142,963	$91,832	$315,710	$—	$550,505
Midstream	—	—	35,330	—	35,330

Total revenues	142,963	91,832	351,040	—	585,835

Costs and expenses:
Oil and natural gas production	44,158	33,263	100,208	—	177,629
Midstream operating expenses	—	—	35,580	—	35,580
Gathering and transportation	86	3,451	15,423	—	18,960
Depreciation, depletion and amortization	45,555	34,476	141,407	—	221,438
Write-down of oil and natural gas properties	279,632	282,073	731,874	—	1,293,579
Accretion of discount on asset retirement obligations	1,628	3,328	2,176	—	7,132
General and administrative	26,319	20,158	52,700	—	99,177
Gain on divestitures and other operating items	(332,327)	5,075	(349,182)	—	(676,434)

Total costs and expenses	65,051	381,824	730,186	—	1,177,061

Operating income (loss)	77,912	(289,992)	(379,146)	—	(591,226)

Other income (expense):
Interest expense	(58,927)	—	(88,234)	—	(147,161)
Gain on derivative financial instruments	54,286	10,726	167,013	—	232,025
Other income (expense)	24,845	(24,771)	52	—	126
Equity method loss in TGGT Holdings, LLC	—	—	(69)	—	(69)
Equity in earnings of subsidiaries	(604,241)	—	—	604,241	—

Total other income (expense)	(584,037)	(14,045)	78,762	604,241	84,921

Income (loss) before income taxes	(506,125)	(304,037)	(300,384)	604,241	(506,305)
Income tax expense	(9,321)	(180)	—	—	(9,501)

Net income (loss)	(496,804)	(303,857)	(300,384)	604,241	(496,804)
Preferred stock dividends	—	—	—	—	—

Net income (loss) available to common shareholders	$(496,804)	$(303,857)	$(300,384)	$604,241	$(496,804)

EXCO Resources, Inc.

Consolidating statement of operations

For the year ended December 31, 2008

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$393,026	$209,221	$802,579	$—	$1,404,826
Midstream	—	—	85,432	—	85,432

Total revenues	393,026	209,221	888,011	—	1,490,258

Costs and expenses:
Oil and natural gas production	74,025	37,149	126,897	—	238,071
Midstream operating expenses	—	—	82,797	—	82,797
Gathering and transportation	233	3,238	10,735	—	14,206
Depreciation, depletion and amortization	122,328	65,461	272,525	—	460,314
Write-down of oil and natural gas properties	485,468	717,628	1,612,739	—	2,815,835
Accretion of discount on asset retirement obligations	1,853	2,921	1,929	—	6,703
General and administrative	15,266	18,302	54,000	—	87,568
Other operating items	(2,176)	(1,465)	949	—	(2,692)

Total costs and expenses	696,997	843,234	2,162,571	—	3,702,802

Operating income (loss)	(303,971)	(634,013)	(1,274,560)	—	(2,212,544)

Other income (expense):
Interest expense	(77,563)	—	(84,075)	—	(161,638)
Gain on derivative financial instruments	254,756	(3,028)	132,661	—	384,389
Other income	26,829	(26,090)	550	—	1,289
Equity in earnings of subsidiaries	(1,722,584)	—	—	1,722,584	—

Total other income (expense)	(1,518,562)	(29,118)	49,136	1,722,584	224,040

Income (loss) before income taxes	(1,822,533)	(663,131)	(1,225,424)	1,722,584	(1,988,504)
Income tax benefit	(89,062)	(165,971)	—	—	(255,033)

Net income (loss)	(1,733,471)	(497,160)	(1,225,424)	1,722,584	(1,733,471)
Preferred stock dividends	(76,997)	—	—	—	(76,997)

Net income (loss) available to common shareholders	$(1,810,468)	$(497,160)	$(1,225,424)	$1,722,584	$(1,810,468)

EXCO Resources, Inc.

Consolidating statement of operations

For the year ended December 31, 2007

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$224,846	$121,994	$528,947	$—	$875,787
Midstream	—	—	18,817	—	18,817

Total revenues	224,846	121,994	547,764	—	894,604

Costs and expenses:
Oil and natural gas production	50,755	24,838	93,406	—	168,999
Midstream operating expenses	—	—	16,289	—	16,289
Gathering and transportation	610	1,441	8,159	—	10,210
Depreciation, depletion and amortization	70,767	44,427	260,226	—	375,420
Accretion of discount on asset retirement obligations	1,512	1,946	1,420	—	4,878
General and administrative	36,040	10,962	17,668	—	64,670
Other operating items	(1,263)	(2,216)	(518)	—	(3,997)

Total costs and expenses	158,421	81,398	396,650	—	636,469

Operating income	66,425	40,596	151,114	—	258,135

Other income (expense):
Interest expense	(62,540)	—	(118,810)	—	(181,350)
Gain (loss) on derivative financial instruments	(25,788)	(8,612)	61,207	—	26,807
Other income (loss)	34,311	(29,393)	1,242	—	6,160
Equity in earnings of subsidiaries	89,823	—	—	(89,823)	—

Total other income (expense)	35,806	(38,005)	(56,361)	(89,823)	(148,383)

Income before income taxes	102,231	2,591	94,753	(89,823)	109,752
Income tax expense	52,575	7,521	—	—	60,096

Net income (loss)	49,656	(4,930)	94,753	(89,823)	49,656
Preferred stock dividends	(132,968)	—	—	—	(132,968)

Net income (loss) available to common shareholders	$(83,312)	$(4,930)	$94,753	$(89,823)	$(83,312)

EXCO Resources, Inc.

Consolidating statement of cash flow

For the year ended December 31, 2009

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$226,012	$6,283	$201,310	$—	$433,605

Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(44,434)	(61,313)	(626,949)	—	(732,696)
Restricted cash	—	—	(58,909)	—	(58,909)
Equity investment in TGGT Holdings, LLC	—	—	(47,500)	—	(47,500)
Deposit on pending property divestitures	—	—	—	—	—
Proceeds from dispositions	910,891	13,064	1,150,425	—	2,074,380
Advances/investments with affiliates	(137,305)	25,452	111,853	—	—

Net cash provided by (used in) investing activities	729,152	(22,797)	528,920	—	1,235,275

Financing Activities:
Borrowings under credit agreements	14,979	—	232,820	—	247,799
Repayments under credit agreements	(982,444)	—	(1,085,227)	—	(2,067,671)
Proceeds from issuance of common stock, net	10,361	—	—	—	10,361
Payment of common stock dividends	(10,582)	—	—	—	(10,582)
Settlement of derivative financial instruments with a financing element	56,701	—	126,251	—	182,952
Deferred financing costs and other	(5,385)	—	(15,086)	—	(20,471)

Net cash used in financing activities	(916,370)	—	(741,242)	—	(1,657,612)

Net increase (decrease) in cash	38,794	(16,514)	(11,012)	—	11,268
Cash at the beginning of the period	8,618	12,360	36,161	—	57,139

Cash at end of period	$47,412	$(4,154)	$25,149	$—	$68,407

EXCO Resources, Inc.

Consolidating statement of cash flow

For the year ended December 31, 2008

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$286,804	$116,991	$571,171	$—	$974,966

Investing Activities:
Property and Midstream acquisitions and additions to oil and natural gas properties, gathering systems and equipment	(604,235)	(212,185)	(907,702)	—	(1,724,122)
Proceeds from dispositions of property and equipment	1,315	13,425	803	—	15,543
Advances/investments with affiliates	(67,897)	86,879	(18,982)	—	—

Net cash used in investing activities	(670,817)	(111,881)	(925,881)	—	(1,708,579)

Financing Activities:
Borrowings under credit agreements	784,951	—	915,185	—	1,700,136
Repayments under credit agreements	(296,500)	—	(479,700)	—	(776,200)
Settlement of derivative financial instruments with a financing element	(50,135)	—	(33,468)	—	(83,603)
Proceeds from issuance of common stock, net	14,777	—	—	—	14,777
Dividends on preferred stock	(82,827)	—	—	—	(82,827)
Deferred financing costs and other	(704)	—	(36,337)	—	(37,041)

Net cash provided by financing activities	369,562	—	365,680	—	735,242

Net increase (decrease) in cash	(14,451)	5,110	10,970	—	1,629
Cash at the beginning of the period	23,069	7,250	25,191	—	55,510

Cash at end of period	$8,618	$12,360	$36,161	$—	$57,139

EXCO Resources, Inc.

Consolidating statement of cash flow

For the year ended December 31, 2007

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$141,403	$69,223	$367,203	$—	$577,829

Investing Activities:
Property and Midstream acquisitions and additions to oil and natural gas properties, gathering systems and equipment	(999,434)	(68,154)	(1,779,381)	—	(2,846,969)
Proceeds from dispositions of property and equipment	485,714	354	4,294	—	490,362
Advance payment on pending acquisition	(39,500)	—	—	—	(39,500)
Proceeds from sales of marketable securities	5,228	—	—	—	5,228
Other investing activities	—	—	(5,558)	—	(5,558)
Advances/investments with affiliates	(1,648,245)	(406)	1,648,651	—	—

Net cash used in investing activities	(2,196,237)	(68,206)	(131,994)	—	(2,396,437)

Financing Activities:
Borrowings under credit agreements	972,500	—	1,263,000	—	2,235,500
Repayments under credit agreements	(751,000)	—	(1,470,532)	—	(2,221,532)
Settlement of derivative financial instruments with a financing element	(11,578)	—	(2,636)	—	(14,214)
Proceeds from issuance of common stock, net	4,162	—	—	—	4,162
Proceeds from issuance of preferred stock, net	1,992,273	—	—	—	1,992,273
Payment of preferred stock dividend	(127,134)	—	—	—	(127,134)
Deferred financing costs and other	(7,842)	—	(9,917)	—	(17,759)

Net cash provided by (used in) financing activities	2,071,381	—	(220,085)	—	1,851,296

Net increase in cash	16,547	1,017	15,124	—	32,688
Cash at the beginning of the period	6,522	6,233	10,067	—	22,822

Cash at end of period	$23,069	$7,250	$25,191	$—	$55,510

20.	Quarterly financial data (unaudited)

The following are summarized quarterly financial data for the years ended December 31, 2009 and 2008:

	Quarter
(in thousands)	1st	2nd	3rd	4th
2009
Total revenues	$189,221	$159,194	$130,868	$106,552
Operating income (loss)	(1,283,830)	6,958	464,022	221,624
Net income (loss) available to common shareholders	$(1,099,611)	$(71,992)	$433,330	$241,469
Basic earnings (loss) per share:
Net income (loss)	$(5.21)	$(0.34)	$2.05	$1.14
Weighted average shares	210,995	211,089	211,266	211,707
Diluted earnings (loss) per share:
Net income (loss)	$(5.21)	$(0.34)	$2.03	$1.13
Weighted average shares	210,995	211,089	213,235	214,553
2008
Total revenues	$332,735	$455,692	$429,411	$272,420
Operating income (loss)	136,943	236,546	(1,006,470)	(1,579,563)
Net loss available to common shareholders	$(197,839)	$(297,914)	$(153,326)	$(1,161,389)
Basic earnings (loss) per share:
Net loss	$(1.89)	$(2.83)	$(0.80)	$(5.51)
Weighted average shares	104,683	105,253	191,452	210,944
Diluted earnings (loss) per share:
Net loss	$(1.89)	$(2.83)	$(0.80)	$(5.51)
Weighted average shares	104,683	105,253	191,452	210,944

21.	Supplemental information relating to oil and natural gas producing activities (unaudited)

For the year ended December 31, 2009, the SEC issued Release No. 33-8995, which amended oil and natural gas reporting requirements. The FASB also issued Topic 932, to align oil and natural gas reserve estimation and disclosures with the SEC’s release. The following information has been prepared in accord with these revised rules for 2009.

Presented below are costs incurred in oil and natural gas property acquisition, exploration and development activities:

(in thousands, except per unit amounts)	Amount
2009:
Proved property acquisition costs	$6,473
Unproved property acquisition costs(1)	227,161

Total property acquisition costs	233,634
Development	262,786
Exploration costs(2)	37,051
Lease acquisitions and other(3)	106,040
Capitalized asset retirement costs	879
Depreciation, depletion and amortization per Boe	$10.37
Depreciation, depletion and amortization per Mcfe	$1.72
2008:
Proved property acquisition costs(4)	$604,723
Unproved property acquisition costs(5)	87,170

Total property acquisition costs	691,893
Development	581,747
Exploration costs(6)	111,426
Lease acquisitions and other(7)	187,134
Capitalized asset retirement costs	19,182
Depreciation, depletion and amortization per Boe	$19.10
Depreciation, depletion and amortization per Mcfe	$3.18
2007:
Proved property acquisition costs(8)	$2,356,354
Unproved property acquisition costs(9)	117,893

Total property acquisition costs	2,474,247
Development and exploration costs(6)	446,675
Lease acquisitions and other	21,415
Capitalized asset retirement costs	5,127
Depreciation, depletion and amortization per Boe	$18.57
Depreciation, depletion and amortization per Mcfe	$3.10

(1)	Reflects fourth quarter acquisitions, consisting primarily of undeveloped acreage in the Haynesville shale play in DeSoto Parish, Louisiana and Caddo Parish, Louisiana.

(2)	Exploration costs incurred in 2009 included approximately $27.5 million incurred in the Haynesville shale play in Caddo Parish, Louisiana and Gregg County, Texas, approximately $5.5 million in Appalachia and approximately $1.7 million in Permian.

(3)	Lease acquisitions in 2009 include approximately $98.7 million and $6.6 million in the Haynesville/Bossier and Marcellus shale plays, respectively.

(4)	Includes $334.3 million and $199.2 million allocated to proved oil and natural gas properties in connection with the Appalachian Acquisition and the Danville Acquisition, respectively.

(5)	Includes $44.8 million and $42.4 million allocated to unproved oil and natural gas properties in connection with the Appalachian Acquisition and the Danville Acquisition, respectively.

(6)	Exploration costs incurred in 2008 included approximately $52.2 million in Appalachia (Marcellus shale resource play) and approximately $51.2 million in the Haynesville shale resource play in East Texas/North Louisiana. Exploration costs in 2007 were not material.

(7)	Lease acquisitions in 2008 include approximately $84.0 million and $55.8 million to lease in the Marcellus and Haynesville shale resource plays, respectively.

(8)	Includes $1,417.8 million and $577.9 million allocated to proved oil and natural gas properties in connection with the Vernon and Southern Gas acquisitions, respectively. In addition, $201.2 million of proved property acquisitions have been included to reflect the purchase of the Southern Gas properties on May 2, 2007 which were sold to Crimson on May 8, 2007.

(9)	Includes $58.2 million and $4.7 million allocated to unproved oil and natural gas properties in connection with the Vernon and Southern Gas acquisitions, respectively. In addition, $34.3 million of unproved property acquisitions resulting from the purchase of Southern Gas properties on May 2, 2007 which were sold to Crimson on May 8, 2007.

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

Estimated Quantities of Proved Reserves

(in thousands)	Oil (Bbls)	Natural Gas (Mcf)	Mcfe(1)
December 31, 2006	16,155	1,126,602	1,223,532
Purchase of reserves in place	10,500	770,567	833,567
New discoveries and extensions(2)	2,469	178,248	193,062
Revisions of previous estimates(3):
Due to changes in price	139	58,716	59,550
Due to other factors	(327)	(137,363)	(139,325)
Production	(1,645)	(111,419)	(121,289)
Sales of reserves in place	(6,361)	(145,801)	(183,967)

December 31, 2007	20,930	1,739,550	1,865,130
Purchase of reserves in place	635	175,679	179,489
New discoveries and extensions(4)	5,040	259,801	290,041
Revisions of previous estimates(5):
Due to changes in price	(2,407)	(93,015)	(107,457)
Due to other factors	(1,060)	(130,605)	(136,965)
Production	(2,236)	(131,159)	(144,575)
Sales of reserves in place	(101)	(5,113)	(5,719)

December 31, 2008	20,801	1,815,138	1,939,944
Purchase of reserves in place	—	8,065	8,065
New discoveries and extensions(6)	202	240,844	242,056
Revisions of previous estimates(7):
Due to changes in price	(1,482)	(249,948)	(258,840)
Due to other factors	124	(54,613)	(53,869)
Production	(1,571)	(118,735)	(128,161)
Sales of reserves in place(8)	(12,556)	(715,023)	(790,359)

December 31, 2009	5,518	925,728	958,836

Estimated Quantities of Proved Developed Reserves

(in thousands)	Oil (Bbls)	Natural Gas (Mcf)	Mcfe(1)
December 31, 2009	3,505	622,160	643,190
December 31, 2008	14,815	1,354,729	1,443,619
December 31, 2007	15,180	1,228,736	1,319,816

(1)	Mcfe—one thousand cubic feet equivalent calculated by converting on Bbl of oil to six Mcf of natural gas.

(2)	New discoveries and extensions between December 31, 2006 and December 31, 2007 include 114,980 Mmcfe in East Texas/North Louisiana, 43,271 Mmcfe in Appalachia, 28,608 Mmcfe in Permian and 6,203 Mmcfe in our other areas.

(3)	Total revisions between December 31, 2006 and December 31, 2007 include a positive revision of 59,550 Mmcfe due to price changes and negative revisions totaling 139,325 Mmcfe due primarily to performance issues in Appalachia and East Texas/North Louisiana and cost increases, particularly in Appalachia.

(4)	New discoveries and extension between December 31, 2007 and December 31, 2008 include 167,381 Mmcfe in East Texas/North Louisiana, 67,161 Mmcfe in Appalachia, 34,833 Mmcfe in Permian and 20,666 Mmcfe in other areas.

(5)	Total revisions between December 31, 2007 and December 31, 2008 include negative revisions of 107,457 Mmcfe due to price changes and negative revisions of 136,965 Mmcfe due to changes other than price, particularly in our Appalachia and Permian regions.

(6)	New discoveries and extensions between December 31, 2008 and December 31, 2009 include 238,475 Mmcfe in East Texas/North Louisiana (primarily in the Haynesville shale play), 2,303 Mmcfe in Appalachia and 1,279 Mmcfe in Permian.

(7)	Total revisions of 312,709 Mmcfe reflect negative revisions attributable to price of 258,840 Mmcfe and 65,008 Mmcfe of downward performance revisions, which occurred primarily in our Appalachia region. The other than price downward revisions were offset by positive performance revisions of 11,139 Mmcfe, which occurred primarily in our East Texas/North Louisiana region.

(8)	Sales of reserves in place in 2009 reflect 346,283 Mmcfe in East Texas/North Louisiana (including the BG Upstream Transaction), 292,158 Mmcfe in the Mid-Continent area, 121,578 Mmcfe in Appalachia and 30,340 Mmcfe in Permian.

Standardized measure of discounted future net cash flows

We have summarized the Standardized Measure related to our proved oil, natural gas, and NGL reserves. We have based the following summary on a valuation of Proved Reserves using discounted cash flows based on prices as prescribed by the SEC, costs and economic conditions and a 10% discount rate. The additions to Proved Reserves from the purchase of reserves in place, and new discoveries and extensions could vary significantly from year to year; additionally, the impact of changes to reflect current prices and costs of reserves proved in prior years could also be significant. Accordingly, you should not view the information presented below as an estimate of the fair value of our oil and natural gas properties, nor should you consider the information indicative of any trends.

(in thousands)	Amount
Year ended December 31, 2009:
Future cash inflows	$3,509,227
Future production costs	1,337,898
Future development costs	695,174
Future income taxes(1)	—

Future net cash flows	1,476,155
Discount of future net cash flows at 10% per annum	728,452

Standardized measure of discounted future net cash flows	$747,703

Year ended December 31, 2008:
Future cash inflows	$11,045,544
Future production costs	3,650,402
Future development costs	1,732,321
Future income taxes	649,807

Future net cash flows	5,013,014
Discount of future net cash flows at 10% per annum	2,776,720

Standardized measure of discounted future net cash flows	$2,236,294

Year ended December 31, 2007:
Future cash inflows	$13,562,925
Future production costs	3,624,057
Future development costs	1,491,801
Future income taxes	1,857,530

Future net cash flows	6,589,537
Discount of future net cash flows at 10% per annum	3,470,650

Standardized measure of discounted future net cash flows	$3,118,887

(1)	Due to a 32.2% reduction in price for natural gas in 2009 from 2008, estimated future net cash flows, combined with available net operating loss carry-forwards resulted in no estimated future taxable income as of December 31, 2009.

During recent years, prices paid for oil and natural gas have fluctuated significantly. The prices at December 31, 2009, 2008 and 2007 used in the above table, were $61.18, $44.60 and $95.92 per Bbl of oil, respectively, and $3.87, $5.71 and $6.80 per Mmbtu of natural gas, respectively, in each case adjusted for historical differentials. The prices for 2008 and 2007 were based on the spot price as of December 31 of each year for oil and natural gas. The price for oil and natural gas used at December 31, 2009 reflects the new SEC rules effective December 31, 2009 requiring the use of simple average of the first day of the month price for the previous twelve month period. The principle change in our 2009 reserve estimates arising from the revised rules were in our Haynesville shale properties, where we had 25 operated proved developed wells and 12 proved developed outside operated wells as of December 31, 2009. We added an average of 2.5 offsetting proved undeveloped locations with average gross reserves of 6.6 Bcfe for each producing well drilled. The most significant impacts to the changes in the value of Standardized Measure during 2009 are attributable to lower prices and significant sales of reserves in place.

The following are the principal sources of change in the Standardized Measure:

(in thousands)
Year ended December 31, 2009:
Sales and transfers of oil and natural gas produced	$(356,746)
Net changes in prices and production costs	(915,030)
Extensions and discoveries, net of future development and production costs	275,622
Development costs during the period	80,218
Changes in estimated future development costs	373,336
Revisions of previous quantity estimates	(329,573)
Sales of reserves in place	(1,028,622)
Purchase of reserves in place	472
Accretion of discount before income taxes	240,507
Changes in timing and other	(66,011)
Net change in income taxes	237,236

Net change	$(1,488,591)

Year ended December 31, 2008:
Sales and transfers of oil and natural gas produced, net of production costs	$(1,156,723)
Net changes in prices and production costs	(857,254)
Extensions and discoveries, net of future development and production costs	243,912
Development costs during the period	287,975
Changes in estimated future development costs	(191,993)
Revisions of previous quantity estimates	(393,359)
Sales of reserves in place	(8,490)
Purchase of reserves in place	203,707
Accretion of discount before income taxes	388,395
Changes in timing and other	11,460
Net change in income taxes	589,777

Net change	$(882,593)

Year ended December 31, 2007:
Sales and transfers of oil and natural gas produced, net of production costs	$(679,211)
Net changes in prices and production costs	513,856
Extensions and discoveries, net of future development and production costs	461,961
Development costs during the period	446,675
Changes in estimated future development costs	(125,395)
Revisions of previous quantity estimates	(175,857)
Sales of reserves in place	(298,328)
Purchase of reserves in place	1,923,731
Accretion of discount before income taxes	156,736
Changes in timing and other	126,192
Net change in income taxes	(543,248)

Net change	$1,807,112

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures.    Pursuant to Rule 13a-15(b) under the Exchange Act, management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that EXCO’s disclosure controls and procedures were effective as of December 31, 2009 to ensure that information that is required to be disclosed by EXCO in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to EXCO’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting.    EXCO’s management assessed the effectiveness of EXCO’s internal control over financial reporting as there were no changes in EXCO’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, EXCO’s internal control over financial reporting.

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

Date: February 24, 2010	EXCO RESOURCES, INC. (Registrant)

	By:	/s/ DOUGLAS H. MILLER
Douglas H. Miller
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. *

Date: February 24, 2010	/s/ DOUGLAS H. MILLER
Douglas H. Miller Director, Chairman and Chief Executive Officer

/s/ STEPHEN F. SMITH
Stephen F. Smith Director, Vice Chairman, President and Chief Financial Officer

/s/ MARK E. WILSON
Mark E. Wilson Vice President, Chief Accounting Officer and Controller

/s/ JEFFREY D. BENJAMIN
Jeffrey D. Benjamin Director

/s/ VINCENT J. CEBULA
Vincent J. Cebula Director

/s/ EARL E. ELLIS
Earl E. Ellis
Director

/s/ B. JAMES FORD
B. James Ford Director

/s/ BOONE PICKENS
Boone Pickens Director

/s/ JEFFREY S. SEROTA
Jeffrey S. Serota Director

/s/ ROBERT L. STILLWELL
Robert L. Stillwell Director

*	Mr. Mark Mulhern was not a director during 2009. He joined the Board of Directors on February 1, 2010.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE

NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
2.1	Asset Purchase Agreement, dated December 7, 2007, between EXCO Appalachia, Inc., as purchaser, and EOG Resources, Inc., EOG Resources Appalachian LLC and Energy Search, Incorporated, as sellers, filed as an Exhibit to EXCO’s Current Report on Form 8-K dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

2.2	First Amendment to Asset Purchase Agreement, dated February 20, 2008, between EXCO Appalachia, Inc., as purchaser, and EOG Resources, Inc., EOG Resources Appalachian LLC, and Energy Search, incorporated, as sellers, filed as an exhibit to EXCO’s Current Report on Form 8-K dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

2.3	Purchase and Sale Agreement, dated June 28, 2009, by and between EXCO Operating Company, LP, as seller, and Encore Operating, LP, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

2.4	Purchase and Sale Agreement, dated June 28, 2009, by and between EXCO Resources, Inc., as seller, and Encore Operating, LP, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

2.5	Purchase and Sale Agreement, dated June 29, 2009, by and among EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production, LLC, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

2.6	Contribution Agreement, dated August 5, 2009, by and among Vaughan Holding Company, LLC, EXCO Operating Company, LP and BG US Gathering Company, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 5, 2009 and filed on August 11, 2009 and incorporated by reference herein.

2.7	First Amendment, dated July 13, 2009, to Purchase and Sale Agreement by and between EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production Company, LLC, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

2.8	Second Amendment, dated August 5, 2009, to Purchase and Sale Agreement by and between EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production Company, LLC, as buyer, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 5, 2009 and filed on August 11, 2009 and incorporated by reference herein.

2.9	Purchase and Sale Agreement, dated September 29, 2009, by and between EXCO—North Coast Energy, Inc., Inc., as seller, and EnerVest Energy Institutional Fund XI-A, L.P., EnerVest Energy Institutional Fund XI-WI, L.P., and EV Properties, L.P., as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on November 4, 2009 and incorporated by reference herein.

2.10	Purchase and Sale Agreement, dated September 30, 2009, by and between EXCO Resources, Inc., as seller, and Sheridan Holding Company I, LLC, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on November 4, 2009 and incorporated by reference herein.

3.1	Third Amended and Restated Articles of Incorporation of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 8, 2006 and filed on February 14, 2006 and incorporated by reference herein.

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 30, 2007 and filed on September 5, 2007 and incorporated by reference herein.

Exhibit Number	Description of Exhibits
3.3	Second Amended and Restated Bylaws of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 4, 2009 and filed on March 6, 2009 and incorporated by reference herein.

3.4	Statement of Designation of Series A-1 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.5	Statement of Designation of Series A-2 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.6	Statement of Designation of Series B 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.7	Statement of Designation of Series C 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.8	Statement of Designation of Series A-1 Hybrid Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.9	Statement of Designation of Series A-2 Hybrid Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

4.1	Indenture among EXCO Resources, Inc., the Subsidiary Guarantors and Wilmington Trust Company, as Trustee, dated as of January 20, 2004, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2008 filed February 26, 2009 and incorporated by reference herein.

4.2	First Supplemental Indenture by and among EXCO Resources, Inc., North Coast Energy, Inc., North Coast Energy Eastern, Inc. and Wilmington Trust Company, as Trustee, dated as of January 27, 2004, filed as an Exhibit to EXCO’s Registration Statement on Form S-4 filed March 25, 2004 and incorporated by reference herein.

4.3	Second Supplemental Indenture by and among EXCO Resources, Inc., Pinestone Resources, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2004 filed March 31, 2005 and incorporated by reference herein.

4.4	Third Supplemental Indenture by and among EXCO Resources, Inc., TXOK Acquisition, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K filed on February 21, 2006 and incorporated by reference herein.

4.5	Form of 7 1/4% Global Note Due 2011, filed as an Exhibit to EXCO’s Quarterly Report on From 10-Q, filed on May 6, 2009 and incorporated by reference herein.

4.6	Specimen Stock Certificate for EXCO’s common stock, filed as an Exhibit to EXCO’s Amendment No. 2 to the Form S-1 (File No. 333-129935) filed on January 27, 2006 and incorporated by reference herein.

4.7	Fourth Supplemental Indenture, dated as of May 4, 2006, by and among EXCO Resources, Inc., Power Gas Marketing & Transmission, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 4, 2006 and filed on May 10, 2006 and incorporated by reference herein.

Exhibit Number	Description of Exhibits
4.8	Fifth Supplemental Indenture, dated as of May 2, 2007, by and among EXCO Resources, Inc., Southern G Holdings, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

4.9	Sixth Supplemental Indenture, dated as of February 12, 2008, by and among EXCO Resources, Inc., EXCO Services, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2007 filed February 29, 2008 and incorporated by reference herein.

4.10	First Amended and Restated Registration Rights Agreement, by and among EXCO Holdings Inc. and the Initial Holders (as defined therein), effective January 5, 2006, filed as an Exhibit to EXCO’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-129935) filed on January 6, 2006 and incorporated by reference herein.

4.11	Seventh Supplemental Indenture, dated as of June 30, 2008, by and among EXCO Resources, Inc., EXCO-North Coast Energy, Inc. and Wilmington Trust Company, as Trustee, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2008 and incorporated by reference herein.

4.12	Eighth Supplemental Indenture, dated as of December 31, 2008, by and among EXCO Resources, Inc., EXCO Mid-Continent MLP, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2008 filed February 26, 2009 and incorporated herein by reference.

10.1	Indenture among EXCO Resources, Inc., the Subsidiary Guarantors and Wilmington Trust Company, as Trustee, dated as of January 20, 2004, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2008 filed February 26, 2009 and incorporated by reference herein.

10.2	First Supplemental Indenture by and among EXCO Resources, Inc., North Coast Energy, Inc., North Coast Energy Eastern, Inc. and Wilmington Trust Company, as Trustee, dated as of January 27, 2004, filed as an Exhibit to EXCO’s Registration Statement on Form S- 4 filed March 25, 2004 and incorporated by reference herein.

10.3	Second Supplemental Indenture by and among EXCO Resources, Inc., Pinestone Resources, LLC and Wilmington Trust Company, as Trustee, dated as of December 21, 2004, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2004 filed March 31, 2005 and incorporated by reference herein.

10.4	Third Supplemental Indenture by and among EXCO Resources, Inc., TXOK Acquisition, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K/A-Amendment No. 1, dated February 8, 2006 and filed on February 21, 2006 and incorporated by reference herein.

10.5	Fourth Supplemental Indenture, dated as of May 4, 2006, by and among EXCO Resources, Inc., Power Gas Marketing & Transmission, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 4, 2006 and filed on May 10, 2006 and incorporated by reference herein.

10.6	Form of 7 1/4% Global Note Due 2011, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q, filed May 6, 2009 and incorporated by reference herein.

10.7	Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

Exhibit Number	Description of Exhibits

10.8	Form of Incentive Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.9	Form of Nonqualified Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.10	Form of Restricted Stock Award Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.*

10.11	Third Amended and Restated EXCO Resources, Inc. Severance Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.12	Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.

10.13	Amendment Number One to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed herewith.

10.14	Letter Agreement, dated March 28, 2007, with OCM Principal Opportunities Fund IV, L.P. and OCM EXCO Holdings, LLC, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.*

10.15	Letter Agreement, dated March 28, 2007, with Ares Corporate Opportunities Fund, ACOF EXCO, L.P., ACOF EXCO 892 Investors, L.P., Ares Corporate Opportunities Fund II, L.P., Ares EXCO, L.P. and Ares EXCO 892 Investors, L.P, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.16	Amended and Restated Credit Agreement, dated as of March 30, 2007, among EXCO Partners Operating Partnership, LP, as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Book runner and Lead Arranger, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.17	Second Amended and Restated Credit Agreement, dated as of May 2, 2007, among EXCO Resources, Inc. as Borrower, certain of its subsidiaries, as Guarantors, the Lenders defined therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Book runner and Lead Arranger, filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

10.18	Fifth Supplemental Indenture, dated as of May 2, 2007, by and among EXCO Resources, Inc., Southern G Holdings, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

10.19	Asset Purchase Agreement, dated December 7, 2007, between EXCO Appalachia, Inc., as purchaser, and EOG Resources, Inc., EOG Resources Appalachian LLC and Energy Search, Incorporated, as sellers, filed as an Exhibit to EXCO’s Current Report on Form 8-K dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

10.20	Sixth Supplemental Indenture, dated as of February 12, 2008, by and among EXCO Resources, Inc., EXCO Services, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2007 filed February 29, 2008 and incorporated by reference herein.

Exhibit Number	Description of Exhibits

10.21	Counterpart Agreement, dated February 4, 2008, to that Certain Second Amended and Restated Credit Agreement, dated May 2, 2007, among EXCO Resources, Inc., as Borrower, and certain subsidiaries of Borrower and the lender parties thereto, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2007 filed February 29, 2008 and incorporated by reference herein.

10.22	First Amendment to Second Amended and Restated Credit Agreement, dated as of February 20, 2008, by and among EXCO Resources, Inc., as Borrower, certain of its subsidiaries, as Guarantors, the Lenders defined herein, and JP Morgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

10.23	First Amendment to Amended and Restated Credit Agreement, dated as of February 20, 2008, by and among EXCO Partners Operating Partnership, LP, as Borrower, certain of its subsidiaries, as Guarantors, the Lenders defined therein and JP Morgan Chase Bank, N.A., as Administrative Agent, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

10.24	First Amendment to Asset Purchase Agreement, dated February 20, 2008, between EXCO Appalachia, Inc., as purchaser, and EOG Resources, Inc., EOG Resources Appalachian LLC, and Energy Search, Incorporated, as sellers, filed as an exhibit to EXCO’s Current Report on Form 8-K dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

10.25	Seventh Supplemental Indenture, dated as of September 30, 2008, by and among EXCO Resources, Inc., EXCO-North Coast Energy, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q filed on August 6, 2008 and incorporated by reference herein.

10.26	Second Amendment to Amended and Restated Credit Agreement, dated as of July 14, 2008, among EXCO Operating Company, LP, as borrower, and certain of its subsidiaries as guarantors, and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K dated July 14, 2008 and filed on July 16, 2008 and incorporated by reference herein.

10.27	Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 14, 2008 and effective as of June 30, 2008, among EXCO Resources, Inc., as borrower, and certain of its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated July 14, 2008 and filed on July 16, 2008 and incorporated by reference herein.

10.28	Seventh Supplemental Indenture, dated as of June 30, 2008, by and among EXCO Resources, Inc., EXCO-North Coast Energy, Inc. and Wilmington Trust Company, as Trustee, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2008 and incorporated by reference herein.

10.29	Third Amendment to Amended and Restated Credit Agreement, dated as of December 1, 2008, among EXCO Operating Company, LP, as borrower, and certain of its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated December 1, 2008 and filed on December 5, 2008 and incorporated by reference herein.

10.30	Senior Unsecured Term Credit Agreement, dated as of December 8, 2008, among EXCO Operating Company, LP, as borrower, and certain of its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc., as sole book runner and lead arranger, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated December 8, 2008 and filed on December 8, 2008 and incorporated by reference herein.

Exhibit Number	Description of Exhibits
10.31	Third Amendment to Second Amended and Restated Credit Agreement, dated as of February 4, 2009, among EXCO Resources, Inc., as borrower, and certain of its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated February 4, 2009 and filed on February 5, 2009 and incorporated by reference herein.

10.32	Eighth Supplemental Indenture, dated as of December 31, 2008, by and among EXCO Resources, Inc., EXCO Mid-Continent MLP, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2008 filed February 26, 2009 and incorporated by reference herein.

10.33	Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of April 17, 2009, among EXCO Resources, Inc., as borrower, certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated April 17, 2009 and filed on April 20, 2009 and incorporated by reference herein.

10.34	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 17, 2009, among EXCO Operating Company, LP, as borrower, certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated April 17, 2009 and filed on April 20, 2009 and incorporated by reference herein.

10.35	Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of October 1, 2009, among EXCO Resources, Inc., as borrower, certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated September 29, 2009 and filed on October 5, 2009 and incorporated by reference herein.

10.36	Purchase and Sale Agreement, dated June 28, 2009, by and between EXCO Operating Company, LP, as seller, and Encore Operating, LP, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

10.37	Purchase and Sale Agreement, dated June 28, 2009, by and between EXCO Resources, Inc., as seller, and Encore Operating, LP, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

10.38	Purchase and Sale Agreement, dated June 29, 2009, by and among EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production, LLC, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

10.39	Amendment Number One to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated June 4, 2009 and filed on June 10, 2009 and incorporated by reference herein.

10.40	Joint Development Agreement, dated August 14, 2009, by and among BG US Production Company, LLC, EXCO Operating Company, LP and EXCO Production Company, LP, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 11, 2009 and filed on August 17, 2009 and incorporated by reference herein.

10.41	Contribution Agreement, dated August 5, 2009, by and among Vaughan Holding Company, LLC, EXCO Operating Company, LP and BG US Gathering Company, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 5, 2009 and filed on August 11, 2009 and incorporated by reference herein.

Exhibit Number	Description of Exhibits
10.42	Amended and Restated Limited Liability Company Agreement of TGGT Holdings, LLC, dated August 14, 2009, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 11, 2009 and filed on August 17, 2009 and incorporated by reference herein.

10.43	First Amendment, dated July 13, 2009, to Purchase and Sale Agreement by and between EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production Company, LLC, as buyer, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

10.44	Second Amendment, dated August 5, 2009, to Purchase and Sale Agreement by and between EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production Company, LLC, as buyer, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 5, 2009 and filed on August 11, 2009 and incorporated by reference herein.

10.45	Purchase and Sale Agreement, dated September 29, 2009, by and between EXCO – North Coast Energy, Inc., Inc., as seller, and EnerVest Energy Institutional Fund XI-A, L.P., EnerVest Energy Institutional Fund XI-WI, L.P., and EV Properties, L.P., as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on November 4, 2009 and incorporated by reference herein.

10.46	Purchase and Sale Agreement, dated September 30, 2009, by and between EXCO Resources, Inc., as seller, and Sheridan Holding Company I, LLC, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on November 4, 2009 and incorporated by reference herein.

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officers, filed as an Exhibit to EXCO’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-129935) filed January 6, 2006 and incorporated by reference herein.

14.2	Code of Business Conduct and Ethics for Directors, Officers and Employees, filed as an Exhibit to EXCO’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-129935) filed January 6, 2006 and incorporated by reference herein.

14.3	Amendment No. 1 to EXCO Resources, Inc. Code of Business Conduct and Ethics for Directors, Officers and Employees, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 8, 2006 and filed on November 9, 2006 and incorporated by reference herein.

21.1	Subsidiaries of the registrant, filed herewith.

23.1	Consent of KPMG LLP, filed herewith

23.2	Consent of Lee Keeling and Associates, Inc., filed herewith.

23.3	Consent of Haas Petroleum Engineering Services, Inc., filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Accounting Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed herewith.

*	These exhibits are management contracts.