Form 10-K/A
period 2009-12-31
EXCO RESOURCES INC
filed 2010-03-03
CIK 316300

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

EXPLANATORY NOTE

EXCO Resources, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed on February 24, 2010, for the purpose of filing Exhibits 99.1 and 99.2 to be included as part of the exhibits under Item 15 of Part IV of the Annual Report on Form 10-K. In addition, we are including as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

i

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

Date: March 3, 2010	EXCO RESOURCES, INC. (Registrant)

	By:	/s/ DOUGLAS H. MILLER
Douglas H. Miller
Chairman and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
2.1	Asset Purchase Agreement, dated December 7, 2007, between EXCO Appalachia, Inc., as purchaser, and EOG Resources, Inc., EOG Resources Appalachian LLC and Energy Search, Incorporated, as sellers, filed as an Exhibit to EXCO’s Current Report on Form 8-K dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

2.2	First Amendment to Asset Purchase Agreement, dated February 20, 2008, between EXCO Appalachia, Inc., as purchaser, and EOG Resources, Inc., EOG Resources Appalachian LLC, and Energy Search, incorporated, as sellers, filed as an exhibit to EXCO’s Current Report on Form 8-K dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

2.3	Purchase and Sale Agreement, dated June 28, 2009, by and between EXCO Operating Company, LP, as seller, and Encore Operating, LP, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

2.4	Purchase and Sale Agreement, dated June 28, 2009, by and between EXCO Resources, Inc., as seller, and Encore Operating, LP, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

2.5	Purchase and Sale Agreement, dated June 29, 2009, by and among EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production, LLC, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

2.6	Contribution Agreement, dated August 5, 2009, by and among Vaughan Holding Company, LLC, EXCO Operating Company, LP and BG US Gathering Company, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 5, 2009 and filed on August 11, 2009 and incorporated by reference herein.

2.7	First Amendment, dated July 13, 2009, to Purchase and Sale Agreement by and between EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production Company, LLC, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

2.8	Second Amendment, dated August 5, 2009, to Purchase and Sale Agreement by and between EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production Company, LLC, as buyer, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 5, 2009 and filed on August 11, 2009 and incorporated by reference herein.

2.9	Purchase and Sale Agreement, dated September 29, 2009, by and between EXCO—North Coast Energy, Inc., Inc., as seller, and EnerVest Energy Institutional Fund XI-A, L.P., EnerVest Energy Institutional Fund XI-WI, L.P., and EV Properties, L.P., as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on November 4, 2009 and incorporated by reference herein.

2.10	Purchase and Sale Agreement, dated September 30, 2009, by and between EXCO Resources, Inc., as seller, and Sheridan Holding Company I, LLC, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on November 4, 2009 and incorporated by reference herein.

Exhibit Number	Description of Exhibits
3.1	Third Amended and Restated Articles of Incorporation of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 8, 2006 and filed on February 14, 2006 and incorporated by reference herein.

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 30, 2007 and filed on September 5, 2007 and incorporated by reference herein.

3.3	Second Amended and Restated Bylaws of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 4, 2009 and filed on March 6, 2009 and incorporated by reference herein.

3.4	Statement of Designation of Series A-1 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.5	Statement of Designation of Series A-2 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.6	Statement of Designation of Series B 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.7	Statement of Designation of Series C 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.8	Statement of Designation of Series A-1 Hybrid Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.9	Statement of Designation of Series A-2 Hybrid Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

4.1	Indenture among EXCO Resources, Inc., the Subsidiary Guarantors and Wilmington Trust Company, as Trustee, dated as of January 20, 2004, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2008 filed February 26, 2009 and incorporated by reference herein.

4.2	First Supplemental Indenture by and among EXCO Resources, Inc., North Coast Energy, Inc., North Coast Energy Eastern, Inc. and Wilmington Trust Company, as Trustee, dated as of January 27, 2004, filed as an Exhibit to EXCO’s Registration Statement on Form S-4 filed March 25, 2004 and incorporated by reference herein.

4.3	Second Supplemental Indenture by and among EXCO Resources, Inc., Pinestone Resources, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2004 filed March 31, 2005 and incorporated by reference herein.

4.4	Third Supplemental Indenture by and among EXCO Resources, Inc., TXOK Acquisition, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K filed on February 21, 2006 and incorporated by reference herein.

4.5	Form of 7 1/4% Global Note Due 2011, filed as an Exhibit to EXCO’s Quarterly Report on From 10-Q, filed on May 6, 2009 and incorporated by reference herein.

Exhibit Number	Description of Exhibits
4.6	Specimen Stock Certificate for EXCO’s common stock, filed as an Exhibit to EXCO’s Amendment No. 2 to the Form S-1 (File No. 333-129935) filed on January 27, 2006 and incorporated by reference herein.

4.7	Fourth Supplemental Indenture, dated as of May 4, 2006, by and among EXCO Resources, Inc., Power Gas Marketing & Transmission, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 4, 2006 and filed on May 10, 2006 and incorporated by reference herein.

4.8	Fifth Supplemental Indenture, dated as of May 2, 2007, by and among EXCO Resources, Inc., Southern G Holdings, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

4.9	Sixth Supplemental Indenture, dated as of February 12, 2008, by and among EXCO Resources, Inc., EXCO Services, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2007 filed February 29, 2008 and incorporated by reference herein.

4.10	First Amended and Restated Registration Rights Agreement, by and among EXCO Holdings Inc. and the Initial Holders (as defined therein), effective January 5, 2006, filed as an Exhibit to EXCO’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-129935) filed on January 6, 2006 and incorporated by reference herein.

4.11	Seventh Supplemental Indenture, dated as of June 30, 2008, by and among EXCO Resources, Inc., EXCO-North Coast Energy, Inc. and Wilmington Trust Company, as Trustee, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2008 and incorporated by reference herein.

4.12	Eighth Supplemental Indenture, dated as of December 31, 2008, by and among EXCO Resources, Inc., EXCO Mid-Continent MLP, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2008 filed February 26, 2009 and incorporated herein by reference.

10.1	Indenture among EXCO Resources, Inc., the Subsidiary Guarantors and Wilmington Trust Company, as Trustee, dated as of January 20, 2004, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2008 filed February 26, 2009 and incorporated by reference herein.

10.2	First Supplemental Indenture by and among EXCO Resources, Inc., North Coast Energy, Inc., North Coast Energy Eastern, Inc. and Wilmington Trust Company, as Trustee, dated as of January 27, 2004, filed as an Exhibit to EXCO’s Registration Statement on Form S- 4 filed March 25, 2004 and incorporated by reference herein.

10.3	Second Supplemental Indenture by and among EXCO Resources, Inc., Pinestone Resources, LLC and Wilmington Trust Company, as Trustee, dated as of December 21, 2004, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2004 filed March 31, 2005 and incorporated by reference herein.

10.4	Third Supplemental Indenture by and among EXCO Resources, Inc., TXOK Acquisition, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K/A-Amendment No. 1, dated February 8, 2006 and filed on February 21, 2006 and incorporated by reference herein.

Exhibit Number	Description of Exhibits
10.5	Fourth Supplemental Indenture, dated as of May 4, 2006, by and among EXCO Resources, Inc., Power Gas Marketing & Transmission, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 4, 2006 and filed on May 10, 2006 and incorporated by reference herein.

10.6	Form of 7 1/4% Global Note Due 2011, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q, filed May 6, 2009 and incorporated by reference herein.

10.7	Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.8	Form of Incentive Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.9	Form of Nonqualified Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.10	Form of Restricted Stock Award Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.*

10.11	Third Amended and Restated EXCO Resources, Inc. Severance Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.12	Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.

10.13	Amendment Number One to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2009 filed February 24, 2010 and incorporated by reference herein.

10.14	Letter Agreement, dated March 28, 2007, with OCM Principal Opportunities Fund IV, L.P. and OCM EXCO Holdings, LLC, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.*

10.15	Letter Agreement, dated March 28, 2007, with Ares Corporate Opportunities Fund, ACOF EXCO, L.P., ACOF EXCO 892 Investors, L.P., Ares Corporate Opportunities Fund II, L.P., Ares EXCO, L.P. and Ares EXCO 892 Investors, L.P, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.16	Amended and Restated Credit Agreement, dated as of March 30, 2007, among EXCO Partners Operating Partnership, LP, as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Book runner and Lead Arranger, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

Exhibit Number	Description of Exhibits
10.17	Second Amended and Restated Credit Agreement, dated as of May 2, 2007, among EXCO Resources, Inc. as Borrower, certain of its subsidiaries, as Guarantors, the Lenders defined therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Book runner and Lead Arranger, filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

10.18	Fifth Supplemental Indenture, dated as of May 2, 2007, by and among EXCO Resources, Inc., Southern G Holdings, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

10.19	Asset Purchase Agreement, dated December 7, 2007, between EXCO Appalachia, Inc., as purchaser, and EOG Resources, Inc., EOG Resources Appalachian LLC and Energy Search, Incorporated, as sellers, filed as an Exhibit to EXCO’s Current Report on Form 8-K dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

10.20	Sixth Supplemental Indenture, dated as of February 12, 2008, by and among EXCO Resources, Inc., EXCO Services, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2007 filed February 29, 2008 and incorporated by reference herein.

10.21	Counterpart Agreement, dated February 4, 2008, to that Certain Second Amended and Restated Credit Agreement, dated May 2, 2007, among EXCO Resources, Inc., as Borrower, and certain subsidiaries of Borrower and the lender parties thereto, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2007 filed February 29, 2008 and incorporated by reference herein.

10.22	First Amendment to Second Amended and Restated Credit Agreement, dated as of February 20, 2008, by and among EXCO Resources, Inc., as Borrower, certain of its subsidiaries, as Guarantors, the Lenders defined herein, and JP Morgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

10.23	First Amendment to Amended and Restated Credit Agreement, dated as of February 20, 2008, by and among EXCO Partners Operating Partnership, LP, as Borrower, certain of its subsidiaries, as Guarantors, the Lenders defined therein and JP Morgan Chase Bank, N.A., as Administrative Agent, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

10.24	First Amendment to Asset Purchase Agreement, dated February 20, 2008, between EXCO Appalachia, Inc., as purchaser, and EOG Resources, Inc., EOG Resources Appalachian LLC, and Energy Search, Incorporated, as sellers, filed as an exhibit to EXCO’s Current Report on Form 8-K dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

10.25	Seventh Supplemental Indenture, dated as of September 30, 2008, by and among EXCO Resources, Inc., EXCO-North Coast Energy, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q filed on August 6, 2008 and incorporated by reference herein.

10.26	Second Amendment to Amended and Restated Credit Agreement, dated as of July 14, 2008, among EXCO Operating Company, LP, as borrower, and certain of its subsidiaries as guarantors, and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K dated July 14, 2008 and filed on July 16, 2008 and incorporated by reference herein.

10.27	Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 14, 2008 and effective as of June 30, 2008, among EXCO Resources, Inc., as borrower, and certain of its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated July 14, 2008 and filed on July 16, 2008 and incorporated by reference herein.

10.28	Seventh Supplemental Indenture, dated as of June 30, 2008, by and among EXCO Resources, Inc., EXCO-North Coast Energy, Inc. and Wilmington Trust Company, as Trustee, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2008 and incorporated by reference herein.

Exhibit Number	Description of Exhibits
10.29	Third Amendment to Amended and Restated Credit Agreement, dated as of December 1, 2008, among EXCO Operating Company, LP, as borrower, and certain of its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated December 1, 2008 and filed on December 5, 2008 and incorporated by reference herein.

10.30	Senior Unsecured Term Credit Agreement, dated as of December 8, 2008, among EXCO Operating Company, LP, as borrower, and certain of its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc., as sole book runner and lead arranger, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated December 8, 2008 and filed on December 8, 2008 and incorporated by reference herein.

10.31	Third Amendment to Second Amended and Restated Credit Agreement, dated as of February 4, 2009, among EXCO Resources, Inc., as borrower, and certain of its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated February 4, 2009 and filed on February 5, 2009 and incorporated by reference herein.

10.32	Eighth Supplemental Indenture, dated as of December 31, 2008, by and among EXCO Resources, Inc., EXCO Mid-Continent MLP, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2008 filed February 26, 2009 and incorporated by reference herein.

10.33	Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of April 17, 2009, among EXCO Resources, Inc., as borrower, certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated April 17, 2009 and filed on April 20, 2009 and incorporated by reference herein.

10.34	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 17, 2009, among EXCO Operating Company, LP, as borrower, certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated April 17, 2009 and filed on April 20, 2009 and incorporated by reference herein.

10.35	Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of October 1, 2009, among EXCO Resources, Inc., as borrower, certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated September 29, 2009 and filed on October 5, 2009 and incorporated by reference herein.

10.36	Purchase and Sale Agreement, dated June 28, 2009, by and between EXCO Operating Company, LP, as seller, and Encore Operating, LP, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

10.37	Purchase and Sale Agreement, dated June 28, 2009, by and between EXCO Resources, Inc., as seller, and Encore Operating, LP, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

10.38	Purchase and Sale Agreement, dated June 29, 2009, by and among EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production, LLC, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

Exhibit Number	Description of Exhibits
10.39	Amendment Number One to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated June 4, 2009 and filed on June 10, 2009 and incorporated by reference herein.

10.40	Joint Development Agreement, dated August 14, 2009, by and among BG US Production Company, LLC, EXCO Operating Company, LP and EXCO Production Company, LP, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 11, 2009 and filed on August 17, 2009 and incorporated by reference herein.

10.41	Contribution Agreement, dated August 5, 2009, by and among Vaughan Holding Company, LLC, EXCO Operating Company, LP and BG US Gathering Company, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 5, 2009 and filed on August 11, 2009 and incorporated by reference herein.

10.42	Amended and Restated Limited Liability Company Agreement of TGGT Holdings, LLC, dated August 14, 2009, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 11, 2009 and filed on August 17, 2009 and incorporated by reference herein.

10.43	First Amendment, dated July 13, 2009, to Purchase and Sale Agreement by and between EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production Company, LLC, as buyer, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

10.44	Second Amendment, dated August 5, 2009, to Purchase and Sale Agreement by and between EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production Company, LLC, as buyer, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 5, 2009 and filed on August 11, 2009 and incorporated by reference herein.

10.45	Purchase and Sale Agreement, dated September 29, 2009, by and between EXCO – North Coast Energy, Inc., Inc., as seller, and EnerVest Energy Institutional Fund XI-A, L.P., EnerVest Energy Institutional Fund XI-WI, L.P., and EV Properties, L.P., as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on November 4, 2009 and incorporated by reference herein.

10.46	Purchase and Sale Agreement, dated September 30, 2009, by and between EXCO Resources, Inc., as seller, and Sheridan Holding Company I, LLC, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on November 4, 2009 and incorporated by reference herein.

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officers, filed as an Exhibit to EXCO’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-129935) filed January 6, 2006 and incorporated by reference herein.

14.2	Code of Business Conduct and Ethics for Directors, Officers and Employees, filed as an Exhibit to EXCO’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-129935) filed January 6, 2006 and incorporated by reference herein.

14.3	Amendment No. 1 to EXCO Resources, Inc. Code of Business Conduct and Ethics for Directors, Officers and Employees, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 8, 2006 and filed on November 9, 2006 and incorporated by reference herein.

21.1	Subsidiaries of the registrant, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2009 filed February 24, 2010 and incorporated by reference herein.

23.1	Consent of KPMG LLP, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2009 filed February 24, 2010 and incorporated by reference herein.

23.2	Consent of Lee Keeling and Associates, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2009 filed February 24, 2010 and incorporated by reference herein.

23.3	Consent of Haas Petroleum Engineering Services, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2009 filed February 24, 2010 and incorporated by reference herein.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Accounting Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2009 filed February 24, 2010 and incorporated by reference herein.

99.1	2009 Reports of Lee Keeling and Associates, Inc., filed herewith.

99.2	2009 Report of Haas Petroleum Engineering Services, Inc., filed herewith.

*	These exhibits are management contracts.