Form 10-K/A
period 2009-12-31
EXCO RESOURCES INC
filed 2011-01-25
CIK 316300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note

EXCO Resources, Inc. is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (the “Commission”) on February 24, 2010, and amended by Amendment No. 1 on Form 10-K/A filed with the Commission on March 3, 2010 (the “2009 Form 10-K”), for the purpose of addressing comments received from the staff of the Commission relating to the 2009 Form 10-K.

This Amendment revises the 2009 Form 10-K as follows:

Item 1. Business.

•	Adds additional information clarifying who selects and receives the reports of our third-party engineering firms.

•	Updates the information presented in the table captioned “Revenues, production and prices” to add separate disclosure for certain fields.

•	Adds language clarifying our methodology for reserve life calculation.

•	Adds additional information regarding the qualifications of the technical person primarily responsible for overseeing the preparation of our reserve estimates.

•	Adds disclosure regarding capital costs incurred as footnote (2) to the proved undeveloped reserve reconciliation table.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Adds disclosure of the impact of our 2009 divestiture and joint venture transactions under “Overview and history.”

•	Inserts a table containing production costs by geographic area in the “Oil and natural gas operating costs” section.

Item 8. Exhibits, Financial Statement Schedules.

•	Includes revised Exhibit 99.1 to clarify the price used in making the reserves estimation.

•

Includes revised Exhibit 99.2 to clarify the price used in making the reserves estimation, to remove certain cross references and to add additional assurances regarding methods and procedures used to prepare the report.

In addition, in connection with filing this Amendment and pursuant to the rules of the Commission, the company’s Chief Executive Officer and Chief Financial Officer have reissued their certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002, attached as Exhibits 31.1 and 31.2 to this Amendment. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

EXCO Resources, a Texas corporation incorporated in October 1955, is an independent oil and natural gas company engaged in the exploration, exploitation, development and production of onshore North American oil and natural gas properties. Our principal operations are conducted in key North American oil and natural gas areas including East Texas, North Louisiana, Appalachia and the Permian. In addition to our oil and natural gas producing operations, we own a 50% interest in a midstream joint venture in the East Texas/North Louisiana area. As of December 31, 2009, our Proved Reserves were approximately 1.0 Tcfe, of which 96.5% were natural gas and 67.1% were Proved Developed Reserves. As of December 31, 2009, the PV-10 and the Standardized Measure of our Proved Reserves was $747.7 million (see “—Summary of geographic areas of operations” for a reconciliation of PV-10 to Standardized Measure of Proved Reserves). For the year ended December 31, 2009, we produced 128.2 Bcfe of oil and natural gas. Based on December 2009 average daily production of 224.0 Mmcfe per day, this translates to a reserve life of approximately 11.7 years. We used annualized December 2009 production, rather than actual 2009 production, to calculate our reserve life as of December 31, 2009 due to the significant reduction in production resulting from divestitures of proved producing reserves during 2009.

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

Management has established, and is responsible for, internal controls designed to provide reasonable assurance that the estimates of Proved Reserves are computed and reported in accordance with rules and regulations promulgated by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls include documented process workflows, qualified professional engineering and geological personnel with specific reservoir experience and investment in on-going education with emphasis on emerging technologies. These emerging technologies are of particular importance as they relate to our shale plays. We also retain outside independent engineering firms to prepare estimates of our Proved Reserves. Our Vice President of Engineering oversees Lee Keeling and Haas Engineering in connection with the preparation of estimates of our Proved Reserves. Our Vice President of Engineering is a registered Professional Engineer and has served in various leadership roles with the Gas Research Institute, the Society of Petroleum Engineers and the Society of Women Engineers over her 32 years in the oil and gas industry. She is a graduate of Pennsylvania State University (1978) with a degree in Petroleum and Natural Gas Engineering. During her career, our Vice President of Engineering has been involved in oil and natural gas reserves analysis and estimation for both major oil companies and independents. Our internal audit function routinely tests our processes and controls and estimated Proved Reserve computations. Senior management reviews and approves our reserve estimates, whether prepared internally or by third parties. Our Chief Operating Officer and our Vice President of Engineering, with input from other members of senior management, are responsible for the selection of our third-party engineering firms and receive the reports generated by such firms. The third-party engineering reports are provided to our audit committee, which meets periodically with the engineering firms to review and discuss the procedures for determining the estimates of our oil and natural gas reserves.

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

Proved undeveloped reserves

The following table summarizes the changes in our proved undeveloped reserves for the year ended December 31, 2009:

Mmcfe
Proved undeveloped reserves at beginning of year	496,325
Purchases of proved undeveloped reserves in place	7,431
Sales of proved undeveloped reserves in place during year	(191,419)
New discoveries and extensions(1)	167,858
Undeveloped reserves transferred to developed(2)	(21,619)
Revisions of previous estimates or proved undeveloped reserves(3)	(142,930)

Proved undeveloped reserves at end of year	315,646

(1)	Substantially all of the discoveries and extensions of proved undeveloped reserves in 2009 occurred in our East Texas/North Louisiana region, primarily in our Haynesville shale play.

(2)	Capital cost incurred to convert these proved undeveloped reserves to proved developed reserves were $64.9 million.

(3)	Negative revisions in our proved undeveloped reserves resulted from pricing and costs (94.4%) and from performance and other factors (5.6%) with over 75% of the revisions occurring in our East Texas/North Louisiana region.

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

(in thousands, except production and per unit amounts)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Revenues, production and prices:
Oil:
Revenue(1)	$84,397	$216,727	$117,073
Production sold (Mbbl)(2)	1,571	2,236	1,645
Average sales price per Bbl(1)	$53.72	$96.93	$71.17
Natural gas:
Revenue(1)	$466,108	$1,188,099	$758,714
Production sold (Mmcf)(2)	118,736	131,159	111,419
Average sales price per Mcf(1)	$3.93	$9.06	$6.81
Costs and expenses:
Average production cost per Mcfe	$1.08	$1.11	$0.95
General and administrative expense per Mcfe	$0.77	$0.61	$0.53
Depreciation, depletion and amortization per Mcfe	$1.72	$3.18	$3.10

(1)	Excludes the effects of derivative cash settlements and derivative financial instruments.

(2)	Includes the following significant fields representing 15% or more of our total Proved Reserves at end of each year:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Vernon Field:
Oil production sold (Mbbls)	4	7	12
Natural gas production sold (Mmcf)	35,146	43,519	39,039
Average price per Bbl(1)	$58.95	$105.64	$73.78
Average price per Mcf(1)	$3.57	$8.45	$6.42
Average production cost per Mcfe	$0.83	$0.62	$0.34
Haynesville Shale:
Natural gas production sold (Mmcf)	14,917	*	*
Average price per Mcf(1)	$3.21	*	*
Average production cost per Mcfe	$0.10	*	*

*	Less than 15% of total Proved Reserves.

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

As of December 31, 2009, the PV-10 and the Standardized Measure of our Proved Reserves was approximately $747.7 million (see “Item 1. Summary of geographic areas of operations” for a reconciliation of PV-10 to Standardized Measure of Proved Reserves). For the year ended December 31, 2009, we produced 128.2 Bcfe of oil and natural gas. Based on our December 2009 average daily production of 224.0 Mmcfe, this translates to a reserve life of approximately 11.7 years. We used annualized December 2009 production, rather than actual 2009 production, to calculate our reserve life as of December 31, 2009 due to the significant reduction in production resulting from divestitures of proved producing reserves during 2009

In 2009, we drilled 103 wells and completed 101 gross (53.0 net) wells with 98.1% drilling success rate. Our 2009 development, exploitation and other oil and natural gas property capital expenditures totaled $299.8 million. In addition, we leased $106.0 million of undeveloped acreage primarily in the Haynesville/Bossier shale resource play in East Texas/North Louisiana. Midstream capital expenditures, prior to the formation of TGGT, were $53.1 million and corporate capital expenditures totaled an additional $52.5 million. In addition, we completed $233.6 million of acquisitions, which were mostly undeveloped acreage in the Haynesville shale resource play.

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

The impact of our 2009 divestitures and joint ventures with BG Group resulted in significant reductions to our Proved Reserves, production volumes, revenue and operating expenses. While the reductions will have a near-term impact on our results of operations, we believe the benefits from the liquidity provided by these transactions and the BG Carry will allow us to accelerate development of our reserves and resources including our shale development and will more than compensate for these reductions.

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

Oil and natural gas revenues, production and prices

The following table presents our revenues, production and prices by major producing areas for the years ended December 31, 2009, 2008, 2007:

	Year ended December 31,						Year to year change
	2009			2008			2009 - 2008
(in thousands)	Lease operating expense	Workovers and other	Total	Lease operating expense	Workovers and other	Total	Lease operating expense	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$65,827	$10,220	$76,047	$74,720	$11,950	$86,670	$(8,893)	$(1,730)	$(10,623)
Appalachia	29,244	1,455	30,699	29,548	2,056	31,604	(304)	(601)	(905)
Permian and other	10,091	1,521	11,612	10,916	1,941	12,857	(825)	(420)	(1,245)
Mid-Continent	19,541	760	20,301	28,987	1,054	30,041	(9,446)	(294)	(9,740)

Total	$124,703	$13,956	$138,659	$144,171	$17,001	$161,172	$(19,468)	$(3,045)	$(22,513)

	Year ended December 31,						Year to year change
	2009			2008			2009 - 2008
(per Mcfe)	Lease operating expense	Workovers and other	Total	Lease operating expense	Workovers and other	Total	Lease operating expense	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$0.80	$0.12	$0.92	$0.85	$0.14	$0.99	$(0.05)	$(0.02)	$(0.07)
Appalachia	1.52	0.08	1.60	1.41	0.10	1.51	0.11	(0.02)	0.09
Permian and other	1.14	0.17	1.31	0.92	0.16	1.08	0.22	0.01	0.23
Mid-Continent	1.08	0.04	1.12	1.20	0.04	1.24	(0.12)	(0.00)	(0.12)
Operating costs	0.97	0.11	1.08	0.99	0.12	1.11	(0.02)	(0.01)	(0.03)

	Year ended December 31,						Year to year change
	2008			2007			2008 - 2007
(in thousands)	Lease operating expense	Workovers and other	Total	Lease operating expense	Workovers and other	Total	Lease operating expense	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$74,720	$11,950	$86,670	$54,529	$6,501	$61,030	$20,191	$5,449	$25,640
Appalachia	29,548	2,056	31,604	18,878	1,860	20,738	10,670	196	10,866
Permian and other	10,916	1,941	12,857	9,197	2,351	11,548	1,719	(410)	1,309
Mid-Continent	28,987	1,054	30,041	21,398	1,005	22,403	7,589	49	7,638

Total	$144,171	$17,001	$161,172	$104,002	$11,717	$115,719	$40,169	$5,284	$45,453

	Year ended December 31,						Year to year change
	2008			2007			2008 - 2007
(per Mcfe)	Lease operating expense	Workovers and other	Total	Lease operating expense	Workovers and other	Total	Lease operating expense	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$0.85	$0.14	$0.99	$0.70	$0.08	$0.78	$0.15	$0.06	$0.21
Appalachia	1.41	0.10	1.51	1.21	0.12	1.33	0.20	(0.02)	0.18
Permian and other	0.92	0.16	1.08	1.14	0.29	1.43	(0.22)	(0.13)	(0.35)
Mid-Continent	1.20	0.04	1.24	1.11	0.05	1.16	0.09	(0.01)	0.08
Operating costs	0.99	0.12	1.11	0.85	0.10	0.95	0.14	0.02	0.16

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

(in thousands)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year to year change	Year to year change

				2009-2008	2008-2007
Lease operating expense	$124,703	$144,171	$104,002	$(19,468)	$40,169
Workovers	11,125	12,827	8,126	(1,702)	4,701
Stock-based compensation (non-cash)	2,831	4,174	3,591	(1,343)	583

Total oil and natural gas operating costs	$138,659	$161,172	$115,719	$(22,513)	$45,453

(per Mcfe)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year to year change	Year to year change

				2009- 2008	2008- 2007
Lease operating expense	$0.97	$0.99	$0.85	$(0.02)	$0.14
Workovers	0.09	0.09	0.07	—	0.02
Stock-based compensation (non-cash)	0.02	0.03	0.03	(0.01)	—

Total oil and natural gas operating costs	$1.08	$1.11	$0.95	$(0.03)	$0.16

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

	Year ended December 31,
	2009					2008
(dollars in thousands, except per unit rate)	Revenue	Production (Mmcfe)	Production and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe	Revenue	Production (Mmcfe)	Production and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe
Producing region:
East Texas/North Louisiana	$315,710	82,138	$24,162	7.7%	$0.29	$802,579	87,540	$40,227	5.0%	$0.46
Mid-Continent	84,179	18,013	6,588	7.8%	0.37	243,148	24,239	18,415	7.6%	0.76
Appalachia	91,832	19,184	2,562	2.8%	0.13	209,221	20,899	5,545	2.7%	0.27
Permian and other	58,784	8,827	5,658	9.6%	0.64	149,878	11,897	12,712	8.5%	1.07

Total	$550,505	128,162	$38,970	7.1%	$0.30	$1,404,826	144,575	$76,899	5.5%	$0.53

	Year ended December 31,
	2008					2007
(dollars in thousands, except per unit rate)	Revenue	Production (Mmcfe)	Production and ad valorem taxes	Taxes % of revenue	Taxes $/ Mcfe	Revenue	Production (Mmcfe)	Production and ad valorem taxes	Taxes % of revenue	Taxes $/ Mcfe
Producing region:
East Texas/North Louisiana	$802,579	87,540	$40,227	5.0%	$0.46	$528,947	78,312	$32,375	6.1%	$0.41
Mid-Continent	243,148	24,239	18,415	7.6%	0.76	148,586	19,271	10,469	7.0%	0.54
Appalachia	209,221	20,899	5,545	2.7%	0.27	121,994	15,661	4,099	3.4%	0.26
Permian and other	149,878	11,897	12,712	8.5%	1.07	76,260	8,045	6,337	8.3%	0.79

Total	$1,404,826	144,575	$76,899	5.5%	$0.53	$875,787	121,289	$53,280	6.1%	$0.44

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

Our 7 1/4% senior notes with a principal balance of $444.7 million mature on January 15, 2011. We believe that our cash flows from operations and amounts available to us under our credit facilities will provide us with sufficient liquidity to pay-off the 7 1/4% senior notes at maturity. Alternatively, we believe current market conditions may provide an opportunity to refinance the Senior Notes if necessary.

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

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 24, 2011	EXCO RESOURCES, INC. (Registrant)

	By:	/s/ DOUGLAS H. MILLER
Douglas H. Miller
Chairman and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
2.1	Asset Purchase Agreement, dated December 7, 2007, between EXCO Appalachia, Inc., as purchaser, and EOG Resources, Inc., EOG Resources Appalachian LLC and Energy Search, Incorporated, as sellers, filed as an Exhibit to EXCO’s Current Report on Form 8-K dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

2.2	First Amendment to Asset Purchase Agreement, dated February 20, 2008, between EXCO Appalachia, Inc., as purchaser, and EOG Resources, Inc., EOG Resources Appalachian LLC, and Energy Search, incorporated, as sellers, filed as an exhibit to EXCO’s Current Report on Form 8-K dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

2.3	Purchase and Sale Agreement, dated June 28, 2009, by and between EXCO Operating Company, LP, as seller, and Encore Operating, LP, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

2.4	Purchase and Sale Agreement, dated June 28, 2009, by and between EXCO Resources, Inc., as seller, and Encore Operating, LP, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

2.5	Purchase and Sale Agreement, dated June 29, 2009, by and among EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production, LLC, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

2.6	Contribution Agreement, dated August 5, 2009, by and among Vaughan Holding Company, LLC, EXCO Operating Company, LP and BG US Gathering Company, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 5, 2009 and filed on August 11, 2009 and incorporated by reference herein.

2.7	First Amendment, dated July 13, 2009, to Purchase and Sale Agreement by and between EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production Company, LLC, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

2.8	Second Amendment, dated August 5, 2009, to Purchase and Sale Agreement by and between EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production Company, LLC, as buyer, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 5, 2009 and filed on August 11, 2009 and incorporated by reference herein.

2.9	Purchase and Sale Agreement, dated September 29, 2009, by and between EXCO—North Coast Energy, Inc., Inc., as seller, and EnerVest Energy Institutional Fund XI-A, L.P., EnerVest Energy Institutional Fund XI-WI, L.P., and EV Properties, L.P., as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on November 4, 2009 and incorporated by reference herein.

2.10	Purchase and Sale Agreement, dated September 30, 2009, by and between EXCO Resources, Inc., as seller, and Sheridan Holding Company I, LLC, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on November 4, 2009 and incorporated by reference herein.

3.1	Third Amended and Restated Articles of Incorporation of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 8, 2006 and filed on February 14, 2006 and incorporated by reference herein.

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 30, 2007 and filed on September 5, 2007 and incorporated by reference herein.

Exhibit Number	Description of Exhibits
3.3	Second Amended and Restated Bylaws of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 4, 2009 and filed on March 6, 2009 and incorporated by reference herein.

3.4	Statement of Designation of Series A-1 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.5	Statement of Designation of Series A-2 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.6	Statement of Designation of Series B 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.7	Statement of Designation of Series C 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.8	Statement of Designation of Series A-1 Hybrid Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.9	Statement of Designation of Series A-2 Hybrid Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

4.1	Indenture among EXCO Resources, Inc., the Subsidiary Guarantors and Wilmington Trust Company, as Trustee, dated as of January 20, 2004, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2008 filed February 26, 2009 and incorporated by reference herein.

4.2	First Supplemental Indenture by and among EXCO Resources, Inc., North Coast Energy, Inc., North Coast Energy Eastern, Inc. and Wilmington Trust Company, as Trustee, dated as of January 27, 2004, filed as an Exhibit to EXCO’s Registration Statement on Form S-4 filed March 25, 2004 and incorporated by reference herein.

4.3	Second Supplemental Indenture by and among EXCO Resources, Inc., Pinestone Resources, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2004 filed March 31, 2005 and incorporated by reference herein.

4.4	Third Supplemental Indenture by and among EXCO Resources, Inc., TXOK Acquisition, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K filed on February 21, 2006 and incorporated by reference herein.

4.5	Form of 7 1/4% Global Note Due 2011, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on May 6, 2009 and incorporated by reference herein.

4.6	Specimen Stock Certificate for EXCO’s common stock, filed as an Exhibit to EXCO’s Amendment No. 2 to the Form S-1 (File No. 333-129935) filed on January 27, 2006 and incorporated by reference herein.

4.7	Fourth Supplemental Indenture, dated as of May 4, 2006, by and among EXCO Resources, Inc., Power Gas Marketing & Transmission, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 4, 2006 and filed on May 10, 2006 and incorporated by reference herein.

Exhibit Number	Description of Exhibits
4.8	Fifth Supplemental Indenture, dated as of May 2, 2007, by and among EXCO Resources, Inc., Southern G Holdings, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

4.9	Sixth Supplemental Indenture, dated as of February 12, 2008, by and among EXCO Resources, Inc., EXCO Services, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2007 filed February 29, 2008 and incorporated by reference herein.

4.10	First Amended and Restated Registration Rights Agreement, by and among EXCO Holdings Inc. and the Initial Holders (as defined therein), effective January 5, 2006, filed as an Exhibit to EXCO’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-129935) filed on January 6, 2006 and incorporated by reference herein.

4.11	Seventh Supplemental Indenture, dated as of June 30, 2008, by and among EXCO Resources, Inc., EXCO-North Coast Energy, Inc. and Wilmington Trust Company, as Trustee, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2008 and incorporated by reference herein.

4.12	Eighth Supplemental Indenture, dated as of December 31, 2008, by and among EXCO Resources, Inc., EXCO Mid-Continent MLP, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2008 filed February 26, 2009 and incorporated herein by reference.

10.1	Indenture among EXCO Resources, Inc., the Subsidiary Guarantors and Wilmington Trust Company, as Trustee, dated as of January 20, 2004, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2008 filed February 26, 2009 and incorporated by reference herein.

10.2	First Supplemental Indenture by and among EXCO Resources, Inc., North Coast Energy, Inc., North Coast Energy Eastern, Inc. and Wilmington Trust Company, as Trustee, dated as of January 27, 2004, filed as an Exhibit to EXCO’s Registration Statement on Form S- 4 filed March 25, 2004 and incorporated by reference herein.

10.3	Second Supplemental Indenture by and among EXCO Resources, Inc., Pinestone Resources, LLC and Wilmington Trust Company, as Trustee, dated as of December 21, 2004, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2004 filed March 31, 2005 and incorporated by reference herein.

10.4	Third Supplemental Indenture by and among EXCO Resources, Inc., TXOK Acquisition, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K/A-Amendment No. 1, dated February 8, 2006 and filed on February 21, 2006 and incorporated by reference herein.

10.5	Fourth Supplemental Indenture, dated as of May 4, 2006, by and among EXCO Resources, Inc., Power Gas Marketing & Transmission, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 4, 2006 and filed on May 10, 2006 and incorporated by reference herein.

10.6	Form of 7 1/4% Global Note Due 2011, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q, filed May 6, 2009 and incorporated by reference herein.

10.7	Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

Exhibit Number	Description of Exhibits
10.8	Form of Incentive Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.9	Form of Nonqualified Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.10	Form of Restricted Stock Award Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.*

10.11	Third Amended and Restated EXCO Resources, Inc. Severance Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.12	Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.

10.13	Amendment Number One to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2009 filed February 24, 2010 and incorporated by reference herein.

10.14	Letter Agreement, dated March 28, 2007, with OCM Principal Opportunities Fund IV, L.P. and OCM EXCO Holdings, LLC, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.*

10.15	Letter Agreement, dated March 28, 2007, with Ares Corporate Opportunities Fund, ACOF EXCO, L.P., ACOF EXCO 892 Investors, L.P., Ares Corporate Opportunities Fund II, L.P., Ares EXCO, L.P. and Ares EXCO 892 Investors, L.P, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.16	Amended and Restated Credit Agreement, dated as of March 30, 2007, among EXCO Partners Operating Partnership, LP, as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Book runner and Lead Arranger, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.17	Second Amended and Restated Credit Agreement, dated as of May 2, 2007, among EXCO Resources, Inc. as Borrower, certain of its subsidiaries, as Guarantors, the Lenders defined therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Book runner and Lead Arranger, filed as an Exhibit to EXCO’s Form 8-K dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

10.18	Fifth Supplemental Indenture, dated as of May 2, 2007, by and among EXCO Resources, Inc., Southern G Holdings, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 2, 2007 and filed on May 8, 2007 and incorporated by reference herein.

10.19	Asset Purchase Agreement, dated December 7, 2007, between EXCO Appalachia, Inc., as purchaser, and EOG Resources, Inc., EOG Resources Appalachian LLC and Energy Search, Incorporated, as sellers, filed as an Exhibit to EXCO’s Current Report on Form 8-K dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

Exhibit Number	Description of Exhibits
10.20	Sixth Supplemental Indenture, dated as of February 12, 2008, by and among EXCO Resources, Inc., EXCO Services, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2007 filed February 29, 2008 and incorporated by reference herein.

10.21	Counterpart Agreement, dated February 4, 2008, to that Certain Second Amended and Restated Credit Agreement, dated May 2, 2007, among EXCO Resources, Inc., as Borrower, and certain subsidiaries of Borrower and the lender parties thereto, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2007 filed February 29, 2008 and incorporated by reference herein.

10.22	First Amendment to Second Amended and Restated Credit Agreement, dated as of February 20, 2008, by and among EXCO Resources, Inc., as Borrower, certain of its subsidiaries, as Guarantors, the Lenders defined herein, and JP Morgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

10.23	First Amendment to Amended and Restated Credit Agreement, dated as of February 20, 2008, by and among EXCO Partners Operating Partnership, LP, as Borrower, certain of its subsidiaries, as Guarantors, the Lenders defined therein and JP Morgan Chase Bank, N.A., as Administrative Agent, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

10.24	First Amendment to Asset Purchase Agreement, dated February 20, 2008, between EXCO Appalachia, Inc., as purchaser, and EOG Resources, Inc., EOG Resources Appalachian LLC, and Energy Search, Incorporated, as sellers, filed as an exhibit to EXCO’s Current Report on Form 8-K dated February 20, 2008 and filed on February 26, 2008 and incorporated by reference herein.

10.25	Seventh Supplemental Indenture, dated as of September 30, 2008, by and among EXCO Resources, Inc., EXCO-North Coast Energy, Inc. and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q filed on August 6, 2008 and incorporated by reference herein.

10.26	Second Amendment to Amended and Restated Credit Agreement, dated as of July 14, 2008, among EXCO Operating Company, LP, as borrower, and certain of its subsidiaries as guarantors, and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K dated July 14, 2008 and filed on July 16, 2008 and incorporated by reference herein.

10.27	Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 14, 2008 and effective as of June 30, 2008, among EXCO Resources, Inc., as borrower, and certain of its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated July 14, 2008 and filed on July 16, 2008 and incorporated by reference herein.

10.28	Seventh Supplemental Indenture, dated as of June 30, 2008, by and among EXCO Resources, Inc., EXCO-North Coast Energy, Inc. and Wilmington Trust Company, as Trustee, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2008 and incorporated by reference herein.

10.29	Third Amendment to Amended and Restated Credit Agreement, dated as of December 1, 2008, among EXCO Operating Company, LP, as borrower, and certain of its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated December 1, 2008 and filed on December 5, 2008 and incorporated by reference herein.

Exhibit Number	Description of Exhibits
10.30	Senior Unsecured Term Credit Agreement, dated as of December 8, 2008, among EXCO Operating Company, LP, as borrower, and certain of its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc., as sole book runner and lead arranger, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated December 8, 2008 and filed on December 8, 2008 and incorporated by reference herein.

10.31	Third Amendment to Second Amended and Restated Credit Agreement, dated as of February 4, 2009, among EXCO Resources, Inc., as borrower, and certain of its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated February 4, 2009 and filed on February 5, 2009 and incorporated by reference herein.

10.32	Eighth Supplemental Indenture, dated as of December 31, 2008, by and among EXCO Resources, Inc., EXCO Mid-Continent MLP, LLC and Wilmington Trust Company, as Trustee, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2008 filed February 26, 2009 and incorporated by reference herein.

10.33	Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of April 17, 2009, among EXCO Resources, Inc., as borrower, certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated April 17, 2009 and filed on April 20, 2009 and incorporated by reference herein.

10.34	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 17, 2009, among EXCO Operating Company, LP, as borrower, certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated April 17, 2009 and filed on April 20, 2009 and incorporated by reference herein.

10.35	Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of October 1, 2009, among EXCO Resources, Inc., as borrower, certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders signatories thereto, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated September 29, 2009 and filed on October 5, 2009 and incorporated by reference herein.

10.36	Purchase and Sale Agreement, dated June 28, 2009, by and between EXCO Operating Company, LP, as seller, and Encore Operating, LP, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

10.37	Purchase and Sale Agreement, dated June 28, 2009, by and between EXCO Resources, Inc., as seller, and Encore Operating, LP, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

10.38	Purchase and Sale Agreement, dated June 29, 2009, by and among EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production, LLC, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

10.39	Amendment Number One to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated June 4, 2009 and filed on June 10, 2009 and incorporated by reference herein.

10.40	Joint Development Agreement, dated August 14, 2009, by and among BG US Production Company, LLC, EXCO Operating Company, LP and EXCO Production Company, LP, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 11, 2009 and filed on August 17, 2009 and incorporated by reference herein.

Exhibit Number	Description of Exhibits
10.41	Contribution Agreement, dated August 5, 2009, by and among Vaughan Holding Company, LLC, EXCO Operating Company, LP and BG US Gathering Company, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 5, 2009 and filed on August 11, 2009 and incorporated by reference herein.

10.42	Amended and Restated Limited Liability Company Agreement of TGGT Holdings, LLC, dated August 14, 2009, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 11, 2009 and filed on August 17, 2009 and incorporated by reference herein.

10.43	First Amendment, dated July 13, 2009, to Purchase and Sale Agreement by and between EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production Company, LLC, as buyer, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

10.44	Second Amendment, dated August 5, 2009, to Purchase and Sale Agreement by and between EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production Company, LLC, as buyer, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 5, 2009 and filed on August 11, 2009 and incorporated by reference herein.

10.45	Purchase and Sale Agreement, dated September 29, 2009, by and between EXCO – North Coast Energy, Inc., Inc., as seller, and EnerVest Energy Institutional Fund XI-A, L.P., EnerVest Energy Institutional Fund XI-WI, L.P., and EV Properties, L.P., as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on November 4, 2009 and incorporated by reference herein.

10.46	Purchase and Sale Agreement, dated September 30, 2009, by and between EXCO Resources, Inc., as seller, and Sheridan Holding Company I, LLC, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on November 4, 2009 and incorporated by reference herein.

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officers, filed as an Exhibit to EXCO’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-129935) filed January 6, 2006 and incorporated by reference herein.

14.2	Code of Business Conduct and Ethics for Directors, Officers and Employees, filed as an Exhibit to EXCO’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-129935) filed January 6, 2006 and incorporated by reference herein.

14.3	Amendment No. 1 to EXCO Resources, Inc. Code of Business Conduct and Ethics for Directors, Officers and Employees, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 8, 2006 and filed on November 9, 2006 and incorporated by reference herein.

21.1	Subsidiaries of the registrant, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2009 filed February 24, 2010 and incorporated by reference herein.

23.1	Consent of KPMG LLP, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2009 filed February 24, 2010 and incorporated by reference herein.

23.2	Consent of Lee Keeling and Associates, Inc., filed herewith.

23.3	Consent of Haas Petroleum Engineering Services, Inc., filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.

Exhibit Number	Description of Exhibits

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2009 filed February 24, 2010 and incorporated by reference herein.

99.1	2009 Reports of Lee Keeling and Associates, Inc., filed herewith.

99.2	2009 Report of Haas Petroleum Engineering Services, Inc., filed herewith.

*	These exhibits are management contracts.