Form 10-K
period 2010-12-31
EXCO RESOURCES INC
filed 2011-02-24
CIK 316300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                             to

Commission File Number 0-9204

EXCO RESOURCES, INC.

(Exact name of Registrant as specified in its charter)

Texas	74-1492779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12377 Merit Drive, Suite 1700, LB 82 Dallas, Texas	75251 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (214) 368-2084

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of February 17, 2011, the registrant had 213,575,593 outstanding shares of common stock, par value $.001 per share, which is its only class of common stock. As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $2,158,830,000.

For purposes of this calculation only, affiliates include all shares held by all officers, directors and 10% or greater shareholders.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2011 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

1

EXCO RESOURCES, INC.

PART I

ITEM 1.	BUSINESS

General

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “EXCO,” “EXCO Resources,” “Company,” “we,” “us,” and “our” are to EXCO Resources, Inc. and its consolidated subsidiaries.

We have provided definitions of terms commonly used in the oil and natural gas industry in the “Glossary of selected oil and natural gas terms” beginning on page 31.

We are an independent oil and natural gas company engaged in the exploration, exploitation, development and production of onshore North American oil and natural gas properties with a focus on shale resource plays. Our principal operations are conducted in key North American oil and natural gas areas including East Texas, North Louisiana, Appalachia and the Permian Basin in West Texas. In addition to our oil and natural gas producing operations, we own 50% interests in two midstream joint ventures located in East Texas/North Louisiana and Appalachia, respectively. As of December 31, 2010, our Proved Reserves were approximately 1.5 Tcfe, of which 97.1% were natural gas and 54.8% were Proved Developed Reserves. As of December 31, 2010, the related PV-10 of our Proved Reserves was approximately $1.4 billion, and the Standardized Measure of our Proved Reserves was $1.2 billion (see “—Summary of geographic areas of operations” for a reconciliation of PV-10 to Standardized Measure of Proved Reserves). For the year ended December 31, 2010, we produced 112.0 Bcfe of oil and natural gas resulting in a Reserve Life of approximately 13.4 years.

On October 29, 2010, our Chairman and Chief Executive Officer, Douglas H. Miller presented a letter to our board of directors indicating an interest in acquiring all of the outstanding shares of our stock not already owned by Mr. Miller for a cash purchase price of $20.50 per share. The proposal does not represent a definitive offer and there is no assurance that a definitive offer will be made or accepted, that any agreement will be executed or that any transaction will be consummated.

Our board of directors established a special committee on November 4, 2010 comprised of two of our independent directors to, among other things, evaluate and determine the Company’s response to the October 29, 2010 proposal. The special committee retained Kirkland & Ellis LLP and Jones Day as its counsel and Barclays Capital, Inc. and Evercore Partners as its financial advisors to assist it in, among other things, evaluating and determining the Company’s response to the proposal. See “Note 19. Acquisition Proposal” of the notes to our consolidated financial statements for further information regarding the proposal.

Our business strategy

Prior to 2009, we used acquisitions of producing properties with vertical development drilling and workover opportunities in established producing areas as our primary vehicle for growth. As a result of those acquisitions, we accumulated an inventory of drilling locations and acreage holdings with significant potential in the Haynesville/Bossier and Marcellus shale resource plays. During 2008, we shifted our focus to exploit these shales primarily through horizontal drilling. Currently, our acquisition strategy is focused on increasing our shale resource holdings in the East Texas/North Louisiana and Appalachian areas. We continue to develop our conventional Permian assets and certain vertical drilling opportunities in East Texas, North Louisiana and Appalachia as economic conditions permit. Our 2011 development strategy is focused on the Haynesville/Bossier shale area in East Texas/North Louisiana and we have increased our activities in the Marcellus shale, principally in Pennsylvania.

We plan to achieve reserve, production and cash flow growth by executing our strategy as highlighted below:

•	Develop our shale resource plays

We hold significant acreage positions in two prominent shale plays in the United States. In East Texas and North Louisiana, we currently hold approximately 76,000 net acres in the Haynesville/Bossier shales and in Appalachia we currently hold approximately 140,000 net acres in the Marcellus shale. Our Haynesville operations began in 2008 when we commenced with technical evaluations and drilling of test wells. In 2008, we drilled and completed our first horizontal well in the play. Since we commenced our horizontal drilling program in the Haynesville shale, we have spud 164 operated horizontal wells through December 31, 2010, entered into a joint venture with affiliates of BG Group plc, or BG Group, and in 2010, jointly acquired with BG Group approximately 48,000 net acres (24,000 net to EXCO) in Shelby, Nacogdoches and San Augustine Counties in East Texas, or the Shelby Area. We own working interests in 77 Haynesville horizontal wells operated by others. We continue to work closely with our midstream operations to coordinate drilling and completion timing of our wells, which allows us to flow new completions to sales promptly after fracture stimulation.

In our Appalachia region, we entered into another joint venture with BG Group in June 2010 covering our holdings in the Appalachia basin, including the Marcellus shale resource play. We plan to use a similar process in Marcellus development that was used in the Haynesville shale, with principal activities focused on technical evaluations of our acreage holdings, expansion of our technical staff, evaluation of test wells and a disciplined appraisal drilling program. Our significant held-by-production position allows us to dictate our pace of development in the Marcellus shale. We have commenced a horizontal drilling program with an objective to appraise our existing fields by mid 2011. During 2011, we plan to operate an average of four horizontal drilling rigs in the Marcellus shale. We are currently using two of the rigs to continue appraisal of our acreage and we plan to use two additional rigs to begin development in west central and Northeast Pennsylvania.

•	Leverage our joint ventures

The shale resource plays are capital intensive and require significant expenditures for drilling, completing, treating and pipeline take-away capacity. We have entered into joint venture transactions with BG Group in our shale resource areas. These joint ventures allow us to accelerate development and appraisal programs in our upstream business. Because our midstream joint ventures are also with BG Group, our upstream and midstream objectives are aligned.

•	Expand our midstream assets

We jointly own midstream companies in our East Texas/North Louisiana and Appalachia operating areas with BG Group. These assets enhance our ability to promptly hook-up our wells for delivery of our production to markets. We completed construction of a 36-inch diameter 27-mile header system in DeSoto Parish, Louisiana in 2010 and are completing construction of facilities in the Shelby Area. In Appalachia, we intend to pursue similar midstream expansions as part of our operating strategy. In addition to ensuring delivery of our production, these expansions provide opportunities to gather third party gas and generate incremental gathering and transportation fee income.

•	Exploit our multi-year development inventory

Our prior strategy of acquiring producing properties created a portfolio with a multi-year inventory of shale and conventional drilling locations and exploitation projects. This inventory consists of infill drilling, exploratory drilling, workovers and recompletions. In 2010, we drilled and completed 205 wells with a 99.0% drilling success rate. Our natural gas vertical drilling program remains suspended due to low commodity prices, except in our Permian region as these wells contain high oil and natural gas liquids content. As of December 31, 2010, we have identified 11,933 drilling locations and 1,107 exploitation projects across our portfolio.

•	Maintain financial flexibility

We employ the use of debt and equity, joint ventures with BG Group and a comprehensive derivative financial instrument program to support our business strategy. This approach enhances our ability to execute our business plan over the entire commodity price cycle, protect our returns on investments and manage our capital structure.

On September 15, 2010, we closed an underwritten offering of $750.0 million aggregate principal amount of 7.5% Senior Notes due 2018, or the 2018 Notes. We received proceeds of approximately $724.1 million from the offering, after deducting an original issue discount of $11.0 million and commissions, offering fees and expenses of $14.9 million. We used a portion of the net proceeds from the offering to redeem all of our outstanding 71/4% Senior Notes due 2011 for $444.7 million, or the 2011 Notes, in accordance with the terms of the indenture under which those notes were issued.

We added derivative financial instruments to our portfolio in 2011 and plan to add to the portfolio as opportunities arise.

•	Actively manage our portfolio and associated costs

We periodically review our properties to identify cost savings opportunities and divestiture candidates. We actively seek to dispose of properties with higher operating costs, properties that are not within our core geographic operating areas and properties that are not strategic. We also seek to opportunistically divest properties in areas in which acquisitions and investment economics no longer meet our objectives. We completed a significant divestiture program in 2009 when we divested significant non-core conventional assets in East Texas and substantially all of our holdings in the state of Ohio and the Mid-Continent region.

•	Seek acquisitions that meet our strategic and financial objectives in our core operating areas

Our shale resource plays have created a shift in our acquisition focus from producing properties to opportunistic acreage acquisitions with additional shale potential. Acreage acquisitions differ from our prior strategy of acquiring producing properties as the acreage does not result in immediate production and cash flows or provide an incremental borrowing base increase under our credit agreement. As a result, our acreage acquisition strategy will be dependent on our available borrowing base. Acreage acquisitions within the areas covered by our joint ventures with BG Group are offered to BG Group and provide an additional source of funds to pay for these acquisitions.

•	Identify and exploit upside opportunities on our acquired properties

Our acquisitions and their resulting shale upside have led to significant reserve addition opportunities above those identified at the date of acquisition. In our East Texas/North Louisiana area, we plan to aggressively drill horizontal wells, implement down spacing of wells, and recomplete existing wells to enhance our production and reserve position. In Appalachia, our focus will be directed toward appraisal drilling programs in several areas and development drilling in west central and Northeast Pennsylvania. We continue to exploit our Permian assets, which have resulted in higher oil production than originally expected.

Our strengths

We have a number of strengths that we believe will help us successfully execute our strategy.

•	High quality asset base in attractive regions

We own, and plan to maintain, a geographically diversified reserve base. Our principal operations are in the East Texas/North Louisiana, Appalachia and Permian areas. Our properties are generally characterized by:

•	long reserve lives;

•	exploration opportunities;

•	a multi-year inventory of development drilling and exploitation projects;

•	high drilling success rates;

•	a high natural gas concentration; and

•	significant unproved reserves and resources.

•	Joint ventures with BG Group

Our joint ventures with BG Group in our shale plays allow us to share the development risk and costs of these capital intensive projects with a large, investment grade partner. We have received $1.8 billion of net proceeds from BG Group from the formation of four separate joint ventures. In addition, BG Group agreed to fund an aggregate of $550.0 million of our share of deep drilling costs in our Haynesville/Bossier and Marcellus shale resource plays. The funds received from our joint venture partner allow us to accelerate development of the shale plays, while affording us the opportunity to evaluate and fund additional shale acreage acquisitions in our focus areas.

A brief description of each of our joint ventures with BG Group follows:

•

On August 14, 2009, we entered into a joint venture with BG Group covering an undivided 50% interest in our identified assets in the East Texas/North Louisiana area, including the Haynesville/Bossier shale, or the East Texas/North Louisiana JV. The East Texas/North Louisiana JV is governed by a joint development agreement. Our subsidiary, EXCO Operating Company, serves as operator of the East Texas/North Louisiana JV. In addition to a cash purchase price of $713.8 million, our drilling costs in the East Texas/North Louisiana JV benefited from a $400.0 million carry for drilling costs, or the East Texas/North Louisiana Carry, during 2009 and 2010. As of December 31, 2010, we estimate that $30.2 million of the East Texas/North Louisiana Carry was unused.

•	On August 14, 2009, we closed the sale to BG Group of a 50% interest in a newly formed company, TGGT Holdings, LLC, or TGGT, which now holds most of our East Texas/North Louisiana midstream assets.

•

On June 1, 2010, we entered into another upstream joint venture with BG Group in the Appalachia region, or the Appalachia JV. EXCO and BG Group jointly operate the Appalachia JV operations through a 50/50 owned operating entity, EXCO Resources (PA), LLC, or OPCO, which holds a 0.5% working interest in all of the shallow conventional assets and deep rights in Appalachia, including the Marcellus shale. The remaining 99.5% of these assets are owned equally by us and BG Group. In addition to estimated net cash proceeds of $790.2 million, subject to final adjustments in 2011, the Appalachia JV also provides us with a $150.0 million carry on drilling costs, or the Appalachia Carry. As of December 31, 2010, we estimate that $126.8 million of the Appalachia Carry is unused, after estimated final post-closing adjustments.

•	On June 1, 2010, we formed a jointly-owned midstream company, or the Appalachia Midstream JV, to provide take-away capacity in the Marcellus shale.

•	Skilled technical personnel with supplemental support and expertise from our joint venture partner

Over the past three years, we have hired skilled, multi-disciplined technical and operational personnel who have allowed us to increase our horizontal drilling program. In addition, our access to BG Group’s personnel in our shale joint ventures complements our execution strategy.

•	Shale resource plays

Our Haynesville, Bossier and Marcellus shale resource plays present significant opportunities to grow our reserves with low finding and development costs. Because a significant portion of the acreage in these areas is held-by-production we have the flexibility to concentrate our drilling activities in higher return areas rather than having our drilling program dictated by the location of expiring leases.

•	Operational control

We operate a significant portion of our properties, coupled with significant held-by-production acreage, which permits us to manage our operating costs and better control capital expenditures as well as the timing of development and exploitation activities. As of December 31, 2010, we operated 7,276 of our 7,730 gross wells, or wells representing approximately 96.8% of our Proved Developed Reserves.

•	Experienced management team

Our management team has led both public and private oil and natural gas companies and has an average of over 27 years of industry experience in exploring, acquiring, developing and exploiting oil and natural gas properties. Since acquiring a controlling interest in us in December 1997, the management team has increased our Proved Reserves from approximately 4.7 Bcfe in the beginning of 1998 to approximately 1.5 Tcfe in December 2010.

Plans for 2011

Our 2011 strategy focuses in three areas. Our Haynesville and Bossier shale plans are characterized by development activities based on our past performance coupled with the maturity of our midstream infrastructure. In the Marcellus shale, our emphasis is centered on increasing the technical understanding of the play and conducting development and appraisal drilling programs. As we gain a more robust understanding of the Marcellus shale play, our midstream strategy will become more clearly defined. The Permian Basin region provides superior returns driven by crude oil and high natural gas liquids content. As a result, we plan to continue our two rig Permian drilling program throughout 2011.

Our business strategy in 2011 also includes significant flexibility due to the high concentration of natural gas associated with our shale plays. At current natural gas price levels of $4.00-$5.00 per Mcf, we plan to balance our drilling programs with selective acquisitions. In a low natural gas price environment, which we presently define as under $4.00 per Mcf, we have flexibility to reduce our drilling program beginning in the third quarter of 2011, as term drilling contracts begin to expire, and shift our focus to acquisition opportunities. In an increasing natural gas price environment, we can accelerate drilling. We expect commodity prices, particularly for natural gas, to remain volatile in 2011 and this volatility may have an impact on our drilling activities. We have consistently used derivative financial instruments as a strategy to mitigate commodity price volatility and we expect to continue to enter into derivative financial instruments as opportunities arise.

Budgeted capital expenditures for 2011 total $976.2 million, of which $781.8 million, or 80.0%, are allocated to our East Texas/North Louisiana area and $82.8 million, or 8.5%, are allocated to our Appalachia region. In East Texas and North Louisiana, capital expenditures in the East Texas/North Louisiana JV are expected to total $757.0 million compared with 2010 capital expenditures of approximately $224.3 million. The increase between 2011 expected capital expenditures and 2010 reflects the expiration of the East Texas/North Louisiana Carry on drilling costs within the East Texas/North Louisiana JV. We expect the Appalachia Carry will be utilized in 2011. The impact of the Appalachia Carry is reflected in the $82.8 million 2011 capital budget in Appalachia.

We anticipate that the 2011 capital expenditures for TGGT will be funded with internally generated cash flow and borrowings under a new $500.0 million credit facility, of which an affiliate of BG Group is a 50% lender, or the TGGT Credit Agreement, which closed on January 31, 2011. This credit facility will be used to fund TGGT’s continued expansion program. Accordingly, our 2011 capital budget does not contemplate capital contributions to TGGT.

During the fourth quarter of 2010, we entered into two transactions that we expect will significantly expand our presence in the Appalachia region. On December 15, 2010, we funded an escrow account to purchase certain oil and natural gas assets in the Marcellus shale from Chief Oil & Gas LLC, or the Chief Transaction, for approximately $459.4 million, subject to receipt of consents from a third party, post-closing adjustments and completion of title diligence. At the time of acquisition, the acquired properties were producing a net of approximately 16 Mmcf per day from 15 wells and 11 wells were awaiting completion. The Chief Transaction includes approximately 56,000 net acres prospective for the Marcellus shale development. On January 11, 2011, the necessary consents from the third party were received and escrow funds were released. On February 7, 2011, BG Group funded $229.7 million to acquire their 50% share of the Chief Transaction. In addition, we entered into a purchase and sale agreement to purchase additional Marcellus shale prospective acreage and shallow wells that hold the Marcellus deep rights from a private producer for $95.0 million, subject to further due diligence and post-closing adjustments. We anticipate that BG Group will participate in 50% of this acquisition.

Our midstream operations complement our upstream development plans. In 2010, TGGT completed construction of a 36-inch header system and treating facility to facilitate timely delivery of produced volumes from our Haynesville operations in DeSoto Parish, Louisiana. In the fourth quarter of 2010 and into 2011, TGGT’s efforts have been dedicated to construction of facilities in our second core Haynesville area located in the Shelby area in East Texas. Appalachia Midstream is presently evaluating alternatives for gathering and treating of Marcellus volumes.

Significant activities during 2010

Haynesville shale

During 2010, we spud 119 horizontal Haynesville shale wells, primarily in our core DeSoto Parish, Louisiana area. Our 2010 activities were characterized by improving our drilling efficiencies, collaborating with other producers in the area to achieve best-practices, reducing costs and implementing new technologies and processes such as micro-seismic, pad drilling and simultaneous fracture stimulation of wells within a unit. As discussed below, we completed two significant acquisitions with BG Group of prospective acreage in Shelby, Nacogdoches and San Augustine Counties in East Texas, or the Shelby Area. The Shelby Area is our second focus area in the Haynesville/Bossier shale. By December 31, 2010, we were running 21 operated horizontal drilling rigs in our two focus areas and expect to run 22 operated drilling rigs throughout 2011.

On May 14, 2010, we jointly closed with BG Group the purchase of Common Resources, L.L.C., or the Common Transaction, consisting of properties in Shelby, San Augustine and Nacogdoches Counties, Texas in the Haynesville and Bossier shales. The total purchase price paid at closing was approximately $442.1 million ($221.0 million net to EXCO). Our share of the acquisition price was financed with borrowings under our credit agreement, or the EXCO Resources Credit Agreement.

On June 30, 2010, we jointly closed with BG Group the purchase of properties in Shelby, San Augustine and Nacogdoches Counties, Texas in the Haynesville and Bossier shales from Southwestern Energy Company, or the Southwestern Transaction. The purchase price paid at the closing was $357.8 million ($178.9 million net to EXCO). Our share of the acquisition price was financed with borrowings under the EXCO Resources Credit Agreement. The development of these assets is governed by the East Texas/North Louisiana JV. The majority of the assets acquired in the Southwestern Transaction represent additional working interests in properties that EXCO and BG Group acquired in the Common Transaction.

Marcellus shale

During 2010, our key accomplishments in the Marcellus shale include the Appalachia JV, drilling 15 appraisal wells and improvements in drilling days and completion metrics. The appraisal wells have allowed us to rank our acreage in the area and in 2011 we will further confirm the acreage and identify key acquisition targets. Our 2011 plans involve further analyses to increase our technical understanding of the shale play, evaluate seismic data and evolve into an accelerated development program. In December 2010, we entered into the Chief Transaction which closed in January 2011. We have a pending acquisition prospective of Marcellus shale development which we expect to close during the first quarter of 2011.

Appalachia JV

On June 1, 2010, we closed the Appalachia JV, which resulted in the sale of a 50% undivided interest in substantially all of our Appalachian oil and natural gas proved and unproved properties and related assets to BG Group. Using our current estimated post closing adjustments of $45.0 million due to BG Group, the net cash consideration is approximately $790.2 million. We expect the final purchase price adjustments to be completed in 2011. In addition to the cash consideration received at closing, BG Group agreed to fund the Appalachia Carry, which is equal to 75% of our share of deep drilling and completion costs within the Appalachia JV until the carry amount is satisfied up to a total of $150.0 million. As of December 31, 2010, the unused balance of the Appalachia Carry is estimated to be approximately $126.8 million after giving consideration to estimated contractual reductions of $10.6 million to the carry for estimated post closing adjustments. In conjunction with the Appalachia JV, we entered into a joint development agreement with BG Group. The effective date of the transaction was January 1, 2010.

EXCO and BG Group each own a 50% interest in OPCO, which operates the properties located within the Appalachia JV, subject to oversight from a management board having equal representation from EXCO and BG Group. During 2010, we advanced $48.0 million to OPCO to provide working capital for our share of the Appalachia JV operations. We will continue to fund OPCO with advances to develop the Appalachia properties.

In addition to the upstream Appalachia properties, certain midstream assets were transferred to the Appalachia Midstream JV through which both EXCO and BG Group will pursue the construction and expansion of gathering systems, pipeline systems and treating facilities for anticipated future production from the Marcellus shale.

Debt summary

A summary of our outstanding long-term debt as of February 17, 2011 and December 31, 2010 and a brief description of our credit agreement and senior notes is presented below.

(in thousands)	February 17, 2011	December 31, 2010
EXCO Resources Credit Agreement	$549,000	$849,000
2018 Notes	750,000	750,000
Unamortized discount on 2018 Notes	(10,594)	(10,731)

Total debt	$1,288,406	1,588,269

EXCO Resources Credit Agreement

The EXCO Resources Credit Agreement, as amended, matures on March 30, 2014 and has a borrowing base of $1.0 billion as of December 31, 2010.

The outstanding balance under the EXCO Resources Credit Agreement as of February 17, 2011 reflects a reduction of $300.0 million due primarily to a distribution from TGGT and BG Group’s election to participate for their 50% share of the Chief Transaction.

2018 Notes

On September 15, 2010 we closed an underwritten offering of $750.0 million aggregate principal amount of 7.5% senior unsecured notes maturing on September 15, 2018. We received proceeds of approximately $724.1 million from the offering after deducting an original issue discount, commissions and offering fees and expenses. The net proceeds from the offering were used to redeem the 2011 Notes with the remaining balance being used to pay a portion of the outstanding balance under the EXCO Resources Credit Agreement. The 2018 Notes are guaranteed on a senior unsecured basis by EXCO’s consolidated subsidiaries, which excludes EXCO Water Resources, LLC and all of our jointly-held equity investments with BG Group. All of our non-guarantor subsidiaries are considered unrestricted subsidiaries under the 2018 Notes, with the exception of our equity investment in OPCO.

Summary of geographic areas of operations

The following tables set forth summary operating information attributable to our principal geographic areas of operation as of December 31, 2010:

Areas	Total Proved Reserves (Bcfe)(1)	PV-10 (in millions)(1)(2)	Annual daily net production (Mmcfe)	Reserve Life (years)
East Texas/North Louisiana	1,289.1	$1,035.7	261.5	13.5
Appalachia	114.5	79.1	25.8	12.1
Permian and other	95.5	241.7	19.6	13.3

Total	1,499.1	$1,356.5	306.9	13.4

Areas	Identified drilling locations(3)	Identified exploitation projects(4)	Total gross acreage	Total net acreage(5)
East Texas/North Louisiana	5,956	984	291,419	146,073
Appalachia	5,619	102	814,843	376,384
Permian and other	358	21	162,381	126,340

Total	11,933	1,107	1,268,643	648,797

(1)	The total Proved Reserves and PV-10 for non-shale properties, excluding future plugging and abandonment costs, of the Proved Reserves, as used in this table, were prepared by Lee Keeling and Associates, Inc., or Lee Keeling, an independent petroleum engineering firm located in Tulsa, Oklahoma. The total Proved Reserves and PV-10 for shale properties, excluding future plugging and abandonment costs, as used in the table, were prepared by Haas Petroleum Engineering Services, Inc., or Haas Engineering, an independent petroleum engineering firm located in Dallas, Texas. For each area set forth in the table, the Proved Reserves were extracted from the reports from Lee Keeling and Haas Engineering by our internal engineers. The estimated future plugging and abandonment costs necessary to compute PV-10 were computed internally.

(2)	The PV-10 data used in this table is based on the simple average of the spot prices for the trailing twelve month period using the first day of each month beginning on January 1, 2010 and ended on December 1, 2010, of $4.38 per Mmbtu for natural gas and $79.43 per Bbl for oil, in each case adjusted for geographical and historical differentials. Market prices for oil and natural gas are volatile. See “Item 1A. Risk factors—Risks relating to our business.” We believe that PV-10 before income taxes, while not a financial measure in accordance with generally accepted accounting principles, or GAAP, is an important financial measure used by investors and independent oil and natural gas producers for evaluating the relative significance of oil and natural gas properties and acquisitions because the tax characteristics of comparable companies can differ materially. The total Standardized Measure, a measure recognized under GAAP, for our Proved Reserves as of December 31, 2010 was $1.2 billion. The Standardized Measure represents the PV-10 after giving effect to income taxes, and is calculated in accordance with Accounting Standards Codification Topic 932, “Extractive Activities—Oil and Gas,” or ASC 932. The amount of estimated future plugging and abandonment costs, the PV-10 of these costs and the Standardized Measure were determined by us. We do not designate our derivative financial instruments as hedges and accordingly, do not include the impact of derivative financial instruments when computing the Standardized Measure. The following table provides a reconciliation of our PV-10 to our Standardized Measure.

	At December 31,
(in millions)	2010	2009	2008
PV-10	$1,356.5	$747.7	$2,473.5
Future income taxes	(305.1)	—	(649.8)
Discount of future income taxes at 10% per annum	172.0	—	412.6

Standardized Measure	$1,223.4	$747.7	$2,236.3

(3)	Identified drilling locations represent total gross drilling locations identified and scheduled by our management as an estimation of our multi-year drilling activities on existing acreage. Of the total locations shown in the table, 1,303 are classified as proved. Our actual drilling activities may change depending on the availability of capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, drilling results and other factors. See “Item 1A. Risk factors—Risks relating to our business.”

(4)	Identified exploitation projects represent total gross exploitation projects, such as workovers, recompletions, and other non-drilling activities, identified and scheduled by our management as an estimation of our multi-year exploitation projects on existing acreage. Of the total exploitation projects shown in the table, 405 are classified as proved. Our actual exploitation projects may change depending on the availability of capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs and other factors. See “Item 1A. Risk factors—Risks relating to our business.”

(5)	Includes 72,320, 24,752 and 10,714 net acres with leases expiring in 2011, 2012 and 2013, respectively.

Our development and exploitation project areas

East Texas/North Louisiana

The East Texas/North Louisiana area is comprised of the Haynesville and Bossier shale plays and the Cotton Valley sand trend, which covers portions of the East Texas Basin and the Northern Louisiana Salt Basin. East Texas/North Louisiana is our largest division in terms of production and reserves and our primary targets include the Haynesville and Bossier shales. We also have production from the Cotton Valley, Travis Peak, Pettet and Hosston formations. We continue to seek additional acreage that is complementary to our existing acreage, operations and pipeline infrastructure.

Currently, our emphasis is on exploitation of our acreage in the Haynesville shale play where we hold approximately 76,000 net acres. The Haynesville shale is at depths of 12,000 to 14,000 feet and is being developed with horizontal wells that typically have 4,000 to 5,000-foot laterals resulting in 16,000 to 19,000 feet of total depth.

We continue to produce from tight gas sand reservoirs in the Cotton Valley sand trend at depths of 6,500 to 15,000 feet. Operations in the area are generally characterized by long-life reserves and high drilling success rates.

Haynesville shale

The Haynesville shale play is one of the most active natural gas plays in the United States. Our Haynesville shale acreage is primarily located in DeSoto and Caddo Parishes in Louisiana and in Harrison, Panola, Shelby, San Augustine and Nacogdoches Counties in Texas. A substantial portion of our acreage is held by our existing Haynesville, Cotton Valley, Hosston and Travis Peak production.

Our development program in the Haynesville shale play is concentrated in DeSoto Parish, Louisiana and the recently acquired in the Shelby Area. We are developing our core DeSoto Parish position on 80-acre spacing in a manufacturing mode utilizing multi-well pad development. In the Shelby Area, our efforts are focused on delineating our position, establishing units and holding our acreage. Although we will be developing some units in 2011, we expect to transition the development of the Shelby Area acreage to full manufacturing mode in 2012.

In early 2010, we operated 12 horizontal drilling rigs in the play and we ended 2010 with 21 operated horizontal drilling rigs. In January 2011 we added one rig bringing our total operated horizontal rig count to 22 rigs. We plan to drill approximately 163 operated horizontal wells in 2011 with our 22 rig fleet. From late 2008 to year end 2010, we have spud 164 operated horizontal wells and produced more than 200 Bcf of gross natural gas to sales. At year end 2010, we averaged a gross operated daily shale gas production rate of approximately 722 Mmcf per day. Including non-operated volumes, we exited 2010 with a net Haynesville production rate of 236.8 Mmcf per day.

In DeSoto Parish our development program has made a transformation from a testing and delineation program to a full field development program. In mid 2010 we initiated a manufacturing process with full unit development on 80-acre spacing. In June 2010 we completed our first four well, 80-acre spacing test across 320 acres, and we completed our first eight well, 80-acre spacing test across a full 640 acre unit in October 2010. Our manufacturing process typically involves four drilling rigs per 640 acre unit to simultaneously drill all wells in the unit, followed by two to three fracture stimulation fleets to simultaneously complete all wells in the unit. We believe this approach to full field development maximizes value and recovery of the resource. At year end 2010, we had 12 units in progress for full 80-acre development and plan to target an additional 15 units in 2011. The multi-well pad design minimizes surface impact and provides for a more capital efficient gathering and production system layout than can be achieved with single well locations. In late 2010 we commissioned a 12 mile, 24 inch diameter water distribution line which utilizes effluent water from a local paper mill to support our completion operations. We recently used this line to simultaneously provide the necessary water to three fracture stimulation fleets located in the same section as we completed seven wells.

In 2010, we acquired a significant acreage position in Shelby, San Augustine and Nacogdoches Counties, Texas and we now hold 24,000 net acres in this second core area of the Haynesville shale play. By year end 2010 we had six drilling rigs running in the area and a total of 19 horizontal wells flowing to sales with a total gross production rate of approximately 100 Mmcf per day (34 Mmcf per day net). At the time of the initial acquisition, gross production in this area was 34 Mmcf per day (7 Mmcf per day net). Some of our recent Haynesville shale wells have yielded results comparable to our DeSoto Parish area. In the fourth quarter 2010, we turned seven new wells to sales in this area. Notable highlights for the quarter included completing and turning to sales two wells with initial rates of 23 and 28 Mmcf per day. Our 2011 development plan for this area has a strong focus on evaluation and delineation. By year end 2011 we expect all of our core San Augustine and Nacogdoches acreage to be held by production.

Our operational focus has resulted in significant improvements in drilling and completion efficiencies. In late 2010, in our DeSoto Parish area, we achieved our best drilling time performance to date of 28 days from spud to rig release. This was accomplished by the most consistent and experienced modern flex rig in our fleet, the same rig that drilled our first horizontal well in 2008. We have recently set several drilling records in the play including single bit runs from surface to intermediate hole depth and single bit runs from intermediate to production hole total depth, typically 16,500 ft.

We continue to use the latest technologies to enhance our shale development. We recently completed 168 square miles of 3-D seismic in DeSoto Parish and acquired another 126 square miles in the Shelby Area. In 2010, we monitored five wells with micro-seismic and another 19 wells with our buried array monitoring system. In our completion evaluation process, we gathered production logs on 10 horizontal wells and conducted tracer evaluations on 17 horizontal wells. In 2010, we also drilled a dedicated vertical pressure monitoring well and installed permanent down hole gauges to measure and monitor the reservoir pressure in the Haynesville shale.

In addition to our success in reducing well costs with drilling time improvements and efficiencies, we are also focused on optimizing completions. Almost 50% of our well cost is incurred during the completion phase. We plan to implement cost effective and efficient design changes as part of our manufacturing program. We are utilizing four dedicated fracture stimulation fleets and continue to see greater consistency and efficiencies in our fracturing operations. These commitments have provided consistent availability of completion equipment and personnel available to us, and we have maintained a proper alignment with our drilling to keep a low inventory of wells waiting on completion. At December 31, 2010, we had 17 wells in our completion inventory which is low considering our drilling activity level and pad development process. We target a minimum working inventory of completions and design our program to flow gas directly to the sales line once the well is completed. We have no wells currently waiting on pipeline. This is possible due to close coordination with our jointly-held midstream company, TGGT, which installs the gathering lines in concert with our drilling operations in most of our development areas.

Bossier shale

The Bossier shale that overlies the Haynesville shale is a significant resource that is present across most of our acreage. We drilled and tested two horizontal Bossier wells in our core DeSoto Parish area during 2010 with initial flow rates of 11 and 13 Mmcf per day. We will continue to monitor well performance of these two wells before we begin additional testing in this area. In the Shelby Area we drilled our first EXCO operated Bossier well in the fourth quarter 2010 and are presently testing the well. Additional Bossier testing for the Shelby Area will be conducted during 2011.

Cotton Valley, Hosston, Travis Peak, Pettet

The Vernon Field in Jackson Parish, Louisiana produces from the lower Cotton Valley and Bossier Sand formations at depths ranging from 12,000 to 15,000 feet. For 2010, the Vernon Field represented 24.2% of our company wide net production. The technical expertise obtained in the development of the Vernon Field and the exploitation of these high-pressure, high-temperature reservoirs greatly assisted in the rapid development of the Haynesville shale. The current focus in the Vernon Field is maintaining production and minimizing our operating expense. Within the past year, we have reduced our production decline rate.

We have acreage and production in Caddo and DeSoto Parishes, Louisiana, primarily in four fields—Holly, Kingston, Caspiana and Longwood. We also have acreage and production in Harrison, Panola, Gregg and Rusk Counties in Texas, primarily across five fields—Carthage, Waskom, Oak Hill, Minden and Danville. We are focused on producing primarily from Cotton Valley sands at depths ranging from 10,400 to 11,000 feet and the Travis Peak and Hosston Sands at 7,800 to 10,000 feet.

Due to low commodity prices, we are not actively drilling in these formations. We plan to conduct 25 recompletions in the DeSoto Parish area in 2011, primarily targeting the upper Cotton Valley and Hosston intervals. We maintain a strong emphasis on base production performance and focus on operating expense reductions. We typically run multiple service rigs replacing tubing, changing pumps, cleaning out fill and implementing general repairs to maintain optimum production levels.

Appalachia

The Appalachian Basin includes portions of the states of Kentucky, New York, Ohio, Pennsylvania, Virginia, West Virginia and Tennessee and covers an area of over 185,000 square miles. The Appalachian Basin is strategically located near the high energy demand markets of the northeast United States and, as a result, the natural gas produced from the area has typically commanded a higher wellhead price relative to other North American natural gas areas.

Most production in the Appalachian Basin has been traditionally derived from relatively shallow, low porosity and low permeability sand and shale formations at depths from approximately 1,000 to over 8,000 feet. Assets in the area are typically characterized by long reserve lives, high drilling success rates, and a large number of low productivity wells with shallow decline rates. Our operations in the area have primarily included maintaining our existing production from shallow wells and testing our Marcellus shale acreage.

The emergence of the Marcellus shale play over the last several years resulted in a shift in our focus from the traditional shallow development to exploration and development of the Marcellus shale. We currently hold approximately 350,000 net acres in the Appalachian Basin.

Marcellus shale

In June 2010, we closed our Appalachian joint venture with BG Group. Subsequently, the joint venture has positioned itself with key staff and resources to execute an appraisal and development program. During 2010, we spud 15 wells and completed 10 gross (4.9 net), with a 100% success rate. The 2010 program was a combination of appraisal and development wells in our east central and west central Pennsylvania areas. The development wells in west central Pennsylvania had initial production rates ranging from 3.7 to 6.3 Mmcf per day from lateral lengths varying from 2,500 to 5,700 feet. The east central Pennsylvania area had lower initial production rates ranging from 1.5 to 4.0 Mmcf per day from lateral lengths varying from 2,500 to 4,900 feet. A significant amount of data was collected and is being used to formulate a development plan based on these preliminary performance results in each area.

We continue to build our core positions in west central and northeast Pennsylvania. Concurrently, development capital will be focused in these areas, particularly where we have realized strong results, have significant acreage, and have market access that is either existing or currently under construction. We are adding to both positions with the acquisition of approximately 56,000 net acres in northeast Pennsylvania from Chief Oil & Gas LLC and the pending acquisition of approximately 32,000 net acres in west central Pennsylvania. These acquisitions are significant additions to our existing portfolio and provide years of multi-rig development inventory. The most recent completion on our northeast Pennsylvania acquired acreage is the best well in our Marcellus shale portfolio, and it recently produced to sales at a rate of approximately 10 Mmcf per day at 3,900 psi.

We continue to see improvement in all cost performance metrics. Total well costs are down 20% for 2010 with meaningful reductions in both drilling and completion costs. Improvements in drilling times, water management infrastructure, efficiencies due to multi-well pad drilling and single sourcing are among the key drivers to our cost reductions in 2010. These metrics will continue to improve as infrastructure is added, development activity is increased, and key findings from our 2010 program are implemented.

We currently have two horizontal drilling rigs operating in the basin with plans to exit 2011 with 4-5 operated rigs. The 2011 drilling plan includes both an appraisal program across parts of our acreage position and a three rig program in our development areas. We plan to drill 12 gross (6.0 net) operated appraisal wells, 52 gross (17.9 net) operated development wells and participate in 4 gross (0.3 net) outside operated wells during 2011, while spending net drilling and completion capital totaling $38 million. All of our planned 2011 drilling activity is located in areas which have sufficient gas markets and immediate take away capacity or a defined strategy to be sales ready by year end 2011.

Pennsylvania area

Our Pennsylvania area encompasses 27 counties. Drilling, completion and production activities target the Marcellus shale as well as the Upper Devonian, Venanago, Bradford and Elk sandstone groups at depths from 1,800 to 8,100 feet. We plan to drill 64 gross operated Marcellus shale wells in the Pennsylvania area during 2011.

West Virginia area

Our West Virginia area includes 30 counties and stretches from the northern to the southern areas of the state. Drilling, completion and production activities target the Marcellus shale and multiple reservoirs of the Mississippian and Devonian formations found at depths ranging from 1,500 to 8,100 feet. During 2011, we plan to participate in 4 gross (0.3 net) outside operated horizontal Marcellus wells.

Permian

The Permian Basin, located in West Texas and the adjoining area of southeastern New Mexico, is best known as a mature oil-focused basin exploited with waterflood and other enhanced oil recovery techniques. Our activities are focused on conventional oil and natural gas properties. With the use of 3-D seismic, we are targeting prolific reservoirs with potential for multi-pay horizons. The properties are characterized by long reserve lives and low operating costs.

Sugg Ranch Field

The Sugg Ranch Field is located primarily in Irion County, Texas. We have a total working interest of 96.0% in the property. At December 31, 2010, we had Proved Reserves of 93.8 Bcfe and 334 gross producing wells. Production is primarily from the Canyon Sand from depths of 6,700 to 7,900 feet. We currently plan to use two operated vertical rigs to drill 72 gross (69.8 net) wells in 2011.

Our oil and natural gas reserves

Changes in our Proved Reserves for the year ended December 31, 2010 were impacted by the following significant factors and events:

•

significant additions of new Proved Reserves, particularly Proved Undeveloped Reserves, arising from our drilling of horizontal wells in the Haynesville shale and the transition from 160-acre spacing to 80-acre spacing development in our core DeSoto Parish area. As a result of the successful development drilling in this area, we have 706.8 Bcfe of Proved Reserves in the Haynesville shale play as of December 31, 2010 compared with 153.8 Bcfe at December 31, 2009; and

•

our Appalachia JV resulted in the sale of an undivided 50% interest in our oil and natural gas assets in Appalachia, which included approximately 133.1 Bcfe of Proved Reserves which were largely represented by shallow wells.

The following table summarizes Proved Reserves at December 31, 2010, 2009 and 2008. This information was prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC.

	At December 31,
	2010	2009	2008
Oil (Mmbbls)
Developed	4.6	3.5	14.8
Undeveloped	2.7	2.0	6.0

Total	7.3	5.5	20.8

Natural Gas (Bcf)
Developed	794.0	622.2	1,354.8
Undeveloped	661.3	303.6	460.3

Total	1,455.3	925.8	1,815.1

Equivalent reserves (Bcfe)
Developed	821.6	643.2	1,443.6
Undeveloped	677.5	315.6	496.3

Total	1,499.1	958.8	1,939.9

PV-10 (in millions)(1)
Developed	$1,187.2	$649.8	$2,375.7
Undeveloped	169.3	97.9	97.8

Total	$1,356.5	$747.7	$2,473.5

Standardized Measure (in millions)(2)	$1,223.4	$747.7	$2,236.3

(1)	The PV-10 data does not include the effects of income taxes or derivative financial instruments, and is based on the following average and spot prices, in each case adjusted for historical differentials.

	Average and spot price(a)
Date	Natural gas (per Mmbtu)	Oil (per Bbl)
December 31, 2010	$4.38	$79.43
December 31, 2009	3.87	61.18
December 31, 2008	5.71	44.60

(a)	The prices for 2010 and 2009 are the average spot prices for the trailing twelve month periods per Mmbtu at Henry Hub and per Bbl at Cushing, Oklahoma, using the first day of each month beginning on January 1 and ending on December 1 of each respective year. The prices for 2008 represent the December 31, 2008 spot price per Mmbtu at Henry Hub and per Bbl at Cushing, Oklahoma.

(2)	There is no difference in Standardized Measure and PV-10 as of December 31, 2009 as the impacts of lower natural gas prices, net cash flows and net operating loss carry-forwards eliminated estimated future income taxes.

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

(in millions)
PV-10	$1,356.5
Future income taxes	(305.1)
Discount of future income taxes at 10% per annum	172.0

Standardized Measure	$1,223.4

Management has established, and is responsible for, internal controls designed to provide reasonable assurance that the estimates of Proved Reserves are computed and reported in accordance with rules and regulations promulgated by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls include documented process workflows, qualified professional engineering and geological personnel with specific reservoir experience and investment in on-going education with emphasis on emerging technologies. These emerging technologies are of particular importance as they relate to our shale plays. Our internal audit function routinely tests our processes and controls and estimated Proved Reserve computations. We also retain outside independent engineering firms to prepare estimates of our Proved Reserves. Senior management reviews and approves our reserve estimates, whether prepared internally or by third parties. Our Vice President of Engineering oversees our outside independent engineering firms, Lee Keeling and Haas Engineering, in connection with the preparation of estimates of our Proved Reserves. Our Vice President of Engineering is a registered Professional Engineer and has served in various leadership roles with the Gas Research Institute, the Society of Petroleum Engineers and the Society of Women Engineers over her 32 years in the oil and gas industry. She is a graduate of Pennsylvania State University (1978) with a degree in Petroleum and Natural Gas Engineering. During her career, our Vice President of Engineering has been involved in oil and natural gas reserves analysis and estimation for both major oil companies and independents. Our Chief Operating Officer and our Vice President of Engineering, with input from other members of senior management, are responsible for the selection of our third-party engineering firms and receive the reports generated by such firms. The third-party engineering reports are provided to our audit committee, which meets routinely with the engineering firms to review and discuss the procedures for determining the estimates of our oil and natural gas reserves.

The estimates of Proved Reserves and future net cash flow for our non-shale properties as of December 31, 2010, 2009 and 2008 have been prepared by Lee Keeling. Our estimated Proved Reserves and future net cash flows for our shale properties were prepared by Haas Engineering for 2010 and 2009. Lee Keeling and Haas Engineering are independent petroleum engineering firms that perform a variety of reserve engineering and valuation assessments for public and private companies, financial institutions and institutional investors. Lee Keeling has performed these services for over 50 years and Haas Engineering was founded in 1980. We selected Haas Engineering to prepare our estimates of Proved Reserves for our shale properties based upon its specific experience in performing services for industry peers with shale operations. Our internal technical employees responsible for reserve estimates and interaction with our independent engineers include corporate officers with petroleum and other engineering degrees, professional certifications and industry experience similar to those of our independent engineering firms. The estimates of future plugging and abandonment costs necessary to compute PV-10 and Standardized Measure were computed internally. Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm’s extensive visits, collection of any and all required geological, geophysical, engineering and economic data, and such firm’s complete external preparation of all required estimates and are forward-looking in nature. These reports rely on various assumptions, including definitions and economic assumptions required by the SEC, including the use of constant oil and natural gas pricing, use of current and constant operating costs and current capital costs. We also make assumptions relating to availability of funds and timing of capital expenditures for development of our

Proved Undeveloped Reserves. These reports should not be construed as the current market value of our Proved Reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, we cannot ensure that the reserves will ultimately be realized. Our actual results could differ materially. See “Note 23. Supplemental information relating to oil and natural gas producing activities (unaudited)” of the notes to our consolidated financial statements for additional information regarding our oil and natural gas reserves and our Standardized Measure.

Lee Keeling and Haas Engineering also examined our estimates with respect to reserve categorization, using the definitions for Proved Reserves set forth in SEC Regulation S-X Rule 4-10(a) and SEC staff interpretations and guidance. In preparing an estimate of our Proved Reserves and future net cash flows attributable to our interests, Lee Keeling and Haas Engineering did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil and natural gas production, well test data, historical costs of operation and development, product prices, or any agreements relating to current and future operations of the properties and sales of production. However, if in the course of the examination something came to the attention of Lee Keeling or Haas Engineering which brought into question the validity or sufficiency of any such information or data, Lee Keeling or Haas Engineering did not rely on such information or data until they had satisfactorily resolved their questions relating thereto or had independently verified such information or data. Lee Keeling and Haas Engineering determined that their estimates of Proved Reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of Proved Reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4-10(a)(24) of SEC Regulation S-X.

Management’s discussion and analysis of oil and natural gas reserves

The following discussion and analysis of our proved oil and natural gas reserves and changes in our Proved Reserves is intended to provide additional guidance on the operational activities, transactions, economic and other factors which significantly impacted the determination of our estimate of Proved Reserves as of December 31, 2010 and changes in our Proved Reserves during 2010. This discussion and analysis should be read in conjunction with “Note 23. Supplemental information relating to oil and natural gas producing activities (unaudited)” and in “Risk factors” addressing the uncertainties inherent in the estimation of oil and natural gas reserves elsewhere in this Annual Report on Form 10-K. The following table summarizes the significant changes in our Proved Reserves from January 1, 2010 to December 31, 2010.

(in thousands)	Oil (Bbls)	Natural gas (Mcf)	Equivalent natural gas (Mcfe)
Proved developed	4,633	793,777	821,575
Proved undeveloped	2,725	661,176	677,526

Total	7,358	1,454,953	1,499,101

The changes in reserves for the year are as follows:
January 1, 2010	5,518	925,728	958,836
Purchase of reserves in place	—	30,047	30,047
Extensions and discoveries	1,631	635,841	645,627
Revisions of previous estimates:
Changes in price	751	48,630	53,136
Changes in performance	549	63,089	66,383
Sales of reserves in place	(403)	(140,504)	(142,922)
Production	(688)	(107,878)	(112,006)

December 31, 2010	7,358	1,454,953	1,499,101

Current year oil and natural gas production

Total oil and natural gas production in 2010 was 112.0 Bcfe, which includes approximately 29.4 Bcfe in production from 2010 extensions and discoveries that were not reflected in our beginning of the year Proved Reserves.

Sales of reserves in place

During 2010, we entered into the Appalachia JV which resulted in the sale of an undivided 50% interest in our oil and natural gas assets in Appalachia of approximately 133.1 Bcfe of Proved Reserves.

New discoveries and extensions

EXCO had additions to Proved Reserves through extensions and discoveries in 2010 of 645.6 Bcfe. Of this total, 592.7 Bcfe, or 91.8%, of the extensions and discoveries, were predominantly from our Haynesville shale play activities, including 565.1 Bcfe in our core DeSoto Parish area and 27.6 Bcfe in the Shelby Area. During 2010, we began developing our core DeSoto Parish area on 80-acre spacing in a manufacturing mode utilizing multi-pad development. This area has demonstrated consistent well performance and EXCO has 63 contiguous operated sections under development. By the end of 2010, we had 14 wells on 80-acre spacing patterns and we expect to have 11 sections fully developed in the first quarter of 2011. Estimated ultimate recovery, or EUR, is based on production performance analysis and supported with reliable technologies such as seismic, microseismic, reservoir simulation, pressure transient and volumetric analysis. Our core DeSoto Parish area proved undeveloped locations were booked using a probabilistic approach as of December 31, 2010, resulting in an average of 2.7 offsetting proved undeveloped locations, each having an average EUR of 6.1 Bcfe, for each producing well drilled. As a result, the gross EUR from these Haynesville wells on a 640-acre unit increased to 48.8 Bcfe at year end 2010 compared with 26.4 Bcfe at year end 2009. As of December 31, 2010, our Proved Undeveloped Reserves represent 45.2% of our Proved Reserves with the Haynesville shale representing approximately 71.9% of our total Proved Undeveloped Reserves at year end.

Revisions of previous estimates

Revisions in 2010 include positive revisions due to prices and other economic factors of 53.1 Bcfe. Net positive revisions resulting from performance factors were 66.4 Bcfe. In East Texas/North Louisiana we had positive revisions of 75.0 Bcfe, primarily due to an improvement in the decline rate in our Vernon Field. We also had positive performance revisions in our Permian division of 13.7 Bcfe resulting from better than expected well performance. These positive revisions were partially offset by decreases of approximately 22.3 Bcfe in our Appalachia area, primarily in Proved Undeveloped Reserves.

Proved Undeveloped Reserves

The following table summarizes the changes in our Proved Undeveloped Reserves, all of which are expected to be developed within five years, for the year ended December 31, 2010:

(all amounts are in Mmcfe)
Proved Undeveloped Reserves at January 1, 2010	315,646
Purchases of Proved Undeveloped reserves in place	—
Sales of Proved Undeveloped Reserves in place during year	(52,557)
New discoveries and extensions(1)	440,239
Proved Undeveloped Reserves transferred to developed(2)	(32,386)
Revisions of previous estimates of Proved Undeveloped Reserves(3)	6,584

Proved Undeveloped Reserves at December 31, 2010	677,526

(1)	Approximately 95.5% of the discoveries and extensions of Proved Undeveloped Reserves in 2010 occurred in our East Texas/North Louisiana region, primarily in our Haynesville shale play.

(2)	29.4 Bcfe of Proved Undeveloped Reserves transferred to Proved Developed Reserves in 2010 related to our Haynesville shale reserves in East Texas/North Louisiana. Capital costs incurred to convert Proved Undeveloped Reserves to Proved Developed Reserves were $85.2 million.

(3)	Net positive revisions in our Proved Undeveloped Reserves resulted from pricing and costs of 22.8 Bcfe and were partially offset by net negative performance revisions of 16.2 Bcfe, primarily associated with conventional shallow Appalachia undeveloped locations.

Impacts of 2010 changes in reserves on depletion rate and statements of operations

For the year ended December 31, 2010, there were no transactions or other Proved Reserve changes that had a significant impact on depreciation, depletion and amortization.

East Texas/North Louisiana Carry

We received a positive impact on our full cost pool amortization rate in 2010 from the East Texas/North Louisiana Carry. However, the impact of future development costs for proved undeveloped reserve additions, which are not subject to a carry, more than offset the 2010 benefits. As a result, our depletion rate increased during 2010. With the completion of carry commitment in East Texas/North Louisiana, we would anticipate an increase in our depletion rate in 2011 and subsequent periods.

Our production, prices and expenses

The following table summarizes revenues, net production of oil and natural gas sold, average sales price per unit of oil and natural gas and costs and expenses associated with the production of oil and natural gas.

	Year ended December 31,
(in thousands, except production and per unit amounts)	2010	2009	2008
Revenues, production and prices:
Oil:
Revenue(1)	$52,411	$84,397	$216,727
Production sold (Mbbl)(2)	688	1,571	2,236
Average sales price per Bbl(1)	$76.18	$53.72	$96.93
Natural gas:
Revenue(1)	$462,815	$466,108	$1,188,099
Production sold (Mmcf)(2)	107,878	118,736	131,159
Average sales price per Mcf(1)	$4.29	$3.93	$9.06
Costs and expenses:
Average production cost per Mcfe (excluding severance and ad valorem taxes)	$0.75	$1.08	$1.11
General and administrative expense per Mcfe	$0.94	$0.77	$0.61
Depreciation, depletion and amortization per Mcfe	$1.75	$1.72	$3.18

(1)	Excludes the effects of derivative cash settlements and derivative financial instruments.

(2)	Significant fields representing 15% or more of our total Proved Reserves at end of year:

	Year ended December 31,
	2010	2009	2008
Vernon Field:
Oil production sold (Mbbls)	5	4	7
Natural gas production sold (Mmcf)	27,122	35,146	43,519
Average price per Bbl	$78.68	$58.95	$105.64
Average price per Mcf	$4.31	$3.57	$8.45
Average production cost per Mcfe (excluding severance and ad valorem taxes)	$1.06	$0.83	$0.62

Haynesville shale:
Natural gas production sold (Mmcf)	55,298	14,917	*
Average price per Mcf	$3.96	$3.21	*
Average production cost per Mcfe (excluding severance and ad valorem taxes)	$0.09	$0.10	*

*	Less than 15% of total reserves.

Our interest in productive wells

The following table quantifies information regarding productive wells (wells that are currently producing oil or natural gas or are capable of production), including temporarily shut in wells. The number of total gross oil and natural gas wells excludes any multiple completions. Gross wells refer to the total number of physical wells in which we hold a working interest, regardless of our percentage interest. A net well is not a physical well, but is a concept that reflects the actual total working interests we hold in all wells. We compute the number of net wells by totaling the percentage interests we hold in all our gross wells.

	At December 31, 2010
	Gross wells(1)			Net wells
Areas	Oil	Gas	Total	Oil	Gas	Total
East Texas/North Louisiana	59	1,407	1,466	28.7	745.1	773.8
Appalachia	358	5,534	5,892	174.9	2,553.0	2,727.9
Permian and other	305	67	372	285.7	46.3	332.0

Total	722	7,008	7,730	489.3	3,344.4	3,833.7

(1)	As of December 31, 2010, we held interests in 10 gross wells with multiple completions.

As of December 31, 2010, we were the operator of 7,276 gross (3,774.3 net) wells, which represented approximately 96.8% of our proved developed producing reserves as of December 31, 2010.

Our drilling activities

In 2010 and 2009, our drilling activities were primarily focused on horizontal drilling in shale plays, particularly in the Haynesville/Bossier and Marcellus shales.

The following tables summarize our approximate gross and net interests in the wells we drilled during the periods indicated and refer to the number of wells completed at any time during the period, regardless of when drilling was initiated. At December 31, 2010, we had 26 gross (11.3 net) wells being drilled and 11 gross (5.6 net) wells being completed. In addition to the wells being completed, at December 31, 2010, we had 37 gross (18.0 net) wells waiting to be completed.

	Development Wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2010	171	0	171	83.4	0	83.4
Year ended December 31, 2009	82	1	83	40.8	0.9	41.7
Year ended December 31, 2008	447	4	451	374.2	2.5	376.7

	Exploratory Wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2010(1)	34	2	36	13.8	2.0	15.8
Year ended December 31, 2009	19	1	20	12.2	1.0	13.2
Year ended December 31, 2008	20	4	24	19.3	3.5	22.8

(1)	Our 2010 exploratory wells include Haynesville shale wells located outside of our DeSoto Parish and southern Caddo Parish, Louisiana areas, all East Texas counties and all Marcellus shale wells. We also classify our Bossier shale test wells as exploratory projects. Haynesville shale drilling in DeSoto Parish and southern Caddo Parish, Louisiana has been classified as development.

Our developed and undeveloped acreage

Developed acreage includes those acres spaced or assignable to producing wells. Undeveloped acreage represents those acres that do not currently have completed wells capable of producing commercial quantities of oil or natural gas, regardless of whether the acreage contains Proved Reserves. The definitions of gross acres and net acres conform to how we determine gross wells and net wells. The following table sets forth our developed and undeveloped acreage at December 31, 2010:

	At December 31, 2010
	Developed acreage		Undeveloped acreage
Areas	Gross	Net	Gross	Net
East Texas/North Louisiana	194,720	98,272	96,699	47,801
Appalachia	355,815	161,660	459,028	214,724
Permian and other	26,749	25,811	135,632	100,529

Total	577,284	285,743	691,359	363,054

The primary terms of our oil and natural gas leases expire at various dates. Much of our undeveloped acreage is held-by-production, which means that these leases are active as long as we produce oil or natural gas from the acreage or comply with certain lease terms. Upon ceasing production, these leases will expire. We have 72,320, 24,752 and 10,714 net acres with leases expiring in 2011, 2012 and 2013, respectively.

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

Equity investments

Midstream operations

EXCO and BG Group each own a 50% interest in TGGT, which provides midstream services to natural gas producers. TGGT’s operations are principally designed to facilitate delivery of natural gas produced in the East Texas/North Louisiana region to markets. Revenues are primarily derived from sales of natural gas purchased for resale and fixed fees earned from gathering, treating and compression of natural gas. TGGT does not own any natural gas processing facilities.

Due to the rapid natural gas production growth in the Haynesville/Bossier shale, TGGT has increased its throughput dramatically in its core areas of operation within East Texas and North Louisiana. TGGT’s primary customers are EXCO and BG Group. TGGT owns and operates TGG Pipeline, Ltd., or TGG, and Talco Midstream Assets, Ltd., or Talco. The assets of TGG include treating facilities and gathering pipelines that connect to downstream pipelines. Talco’s assets primarily consist of gathering pipelines that provide well hookups and lateral connections. Current throughput totals approximately 1.2 Bcf per day.

In 2010, TGG completed a 27 mile, 36–inch diameter header for gathering natural gas from Haynesville/Bossier shale and Cotton Valley wells, principally in DeSoto Parish, Louisiana. TGG operates amine, glycol, and H2S facilities, which treat natural gas in order to meet pipeline quality specifications for downstream transportation. TGGT’s system has access to 13 interstate and intrastate pipeline markets. TGG has approximately 126 miles of pipeline comprised of 12, 16, and 20-inch diameter pipe in its legacy East Texas area with a current throughput capacity of approximately 460 Mmcf per day. TGG continues to see growth in throughput in both its existing East Texas gathering system area as well as in its new shale-focused systems in the North Louisiana area.

Additionally, TGG has initiated major midstream expansion efforts in the Shelby Area in East Texas. Certain pipelines and facilities were completed in 2010 and upon completion in 2011, TGGT estimates it will operate approximately 72 miles of gathering systems. The current throughput capacity is approximately 190 Mmcf per day, and the throughput capacity is planned to increase to approximately 740 Mmcf per day by the third quarter of 2011. In addition, the gathering systems are expected to have treating capacity in excess of 500 Mmcf per day by year end 2011.

Through Talco, TGGT owns and operates a network of gas gathering systems comprised of over 800 miles of pipeline located in East Texas and North Louisiana. These gathering pipelines primarily service Cotton Valley production in East Texas/North Louisiana and Haynesville/Bossier production in North Louisiana. Approximately 200 miles of Talco’s gathering lines are located in the core area of the Haynesville/Bossier shale in North Louisiana. Natural gas is gathered through fixed fee arrangements pursuant to which the fee income represents an agreed rate per unit of throughput. The revenues earned from these arrangements are directly related to the volume of natural gas that flows through the systems and are not directly dependent on commodity prices.

The increase in throughput across TGGT’s operations has generated increases in operating cash flows in 2010. The projected drilling programs by producers targeting the Haynesville/Bossier shale areas of East Texas and North Louisiana are expected to generate continued growth for TGGT.

Our Appalachia midstream operations are jointly owned with BG Group. The near term focus is to maximize take-away from existing infrastructure and leverage the TGGT personnel and practices as the Marcellus shale region develops. The current plans, which are largely dependent on the results of the Appalachia

JV’s development and appraisal drilling results, will likely be a combination of built facilities, joint ventures with third parties or outsourcing in certain areas.

Appalachia upstream operations

OPCO serves as the operator of our Appalachia producing and development operations and owns a 0.5% working interest in our Appalachia joint venture properties. EXCO and BG Group each own 50% of OPCO.

Other gas gathering systems

A gathering system and treating facility in the area of our Vernon Field operations, or Vernon Gathering, gathers and transports natural gas from our Vernon Field and, to a lesser extent, natural gas from third-party producers. The gathering system transports natural gas to our Caney Lake facility where the natural gas is treated and delivered to interstate pipeline systems. During 2010, average throughput in Vernon Gathering was approximately 100 Mmcf per day.

Our principal customers

For the year ended December 31, 2010, sales to BG Energy Merchants LLC and Louis Dreyfus Energy Services LP, accounted for approximately 21.5% and 10.1%, respectively, of total consolidated revenues. The loss of any significant customer may cause a temporary interruption in sales of, or lower price for, our oil and natural gas, but we believe that the loss of any one customer would not have a material adverse effect on our results of operations or financial condition.

Competition

The oil and natural gas industry is highly competitive, particularly with respect to capturing prospective oil and natural gas properties and oil and natural gas reserves. We encounter strong competition from other independent operators and from major oil companies in acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources and headcount substantially larger than ours. Many of these companies not only engage in the acquisition, exploration, development, and production of oil and natural gas reserves, but also have refining operations, market refined products, own drilling rigs, and generate electricity.

The oil and natural gas industry has periodically experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and other exploitation activities and has caused significant price increases. Depending on the region, we may experience difficulties in obtaining drilling rigs and other services in certain areas as well as an increase in the cost for these services and related material and equipment. We are unable to predict when, or if, such shortages may again occur or how such shortages and price increases will affect our development and exploitation program. Competition has also been strong in hiring experienced personnel, particularly in petroleum engineering, geoscience, accounting and financial reporting, tax and land professions. In addition, competition is strong for attractive oil and natural gas producing properties, oil and natural gas companies, and undeveloped leases and drilling rights. We are often outbid by competitors in our attempts to acquire properties or companies. The oil and natural gas industry also faces competition from alternative fuel sources, including other fossil fuels such as coal and imported liquefied natural gas. Competitive conditions may be affected by future legislation and regulations as the U.S. develops new energy and climate-related policies. All of these challenges could make it more difficult to execute our growth strategy and increase our costs.

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

Our Pennsylvania operations are subject to numerous stringent federal and state statutes and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection, some of which carry substantial administrative, civil and criminal penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transporting through pipelines, govern the sourcing, storage and disposal of water used in the drilling and completion process, restrict or prohibit drilling activities in certain areas and on certain lands lying within wetlands and other protected areas, require closing earthen impoundments and impose liabilities for pollution resulting from operations or failure to comply with regulatory filings.

Statutes, rules and regulations affecting exploration and production undergo constant review and often are amended, expanded and reinterpreted, making the prediction of future costs or the impact of regulatory compliance to new laws and statute difficult. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability.

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

U.S. environmental regulations

The exploration, development and production of oil and natural gas, including the operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, installing and operating oil and natural gas wells. Federal environmental statutes to which our domestic activities are subject include, but are not limited to:

•	the Oil Pollution Act of 1990, or OPA;

•	the Clean Water Act, or CWA;

•	Rivers and Harbors Act of 1899;

•	the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA;

•	the Resource Conservation and Recovery Act, or RCRA;

•	the Clean Air Act, or CAA; and

•	the Safe Drinking Water Act, or SDWA.

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

CERCLA, as amended, often referred to as Superfund, and comparable state Superfund statutes, impose liability that is generally joint and several and that is retroactive for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on specified classes of persons for the release of a “hazardous substance” or under state law, other specified substances, into the environment. So-called potentially responsible parties, or PRPs, include the current and certain past owners and operators of a facility where there has been a release or threat of release of a hazardous substance and persons who disposed of or arranged for the disposal of hazardous substances found at a site. CERCLA also authorizes the Environmental Protection Agency, or EPA, and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the PRPs the cost of such action. Liability can arise from conditions on properties where operations are conducted, even under circumstances where such operations were performed by third parties not under our control, and/or from conditions at third party disposal facilities where wastes from operations were sent. Although CERCLA currently exempts petroleum (including oil, natural gas and NGLs) from the definition of hazardous substance, some similar state statutes do not provide such an exemption. We also cannot assure you that this exemption will be preserved in any future amendments of the act. Such amendments could have a material impact on our costs or operations. Additionally, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA or regulated under similar state statutes. We may also be the owner or operator of sites on which hazardous substances have been released. To our knowledge, neither we nor our predecessors have been designated as a PRP by the EPA under CERCLA. We also do not know of any prior owners or operators of our properties that are named as PRPs related to their ownership or operation of such properties. In the event hazardous substance contamination is discovered at a site on which we are or have been an owner or operator, we could be liable for costs of investigation and remediation and natural resource damages.

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

Our operations are subject to local, state and federal regulations for the control of emissions from sources of air pollution. The CAA and analogous state laws require certain new and modified sources of air pollutants to obtain permits prior to commencing construction. Smaller sources may qualify for exemption from permit requirements, for example, through qualifications for permits by rule or general permits. Major sources of air pollutants are subject to more stringent, federally imposed requirements including additional operating permits. Federal and state laws designed to control hazardous (i.e., toxic) air pollutants might require installation of additional controls. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could bring lawsuits for civil penalties or require us to forgo construction, modification or operation of certain air emission sources.

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

We are also unable to assure you that more stringent laws and regulations protecting the environment will not be adopted and that we will not incur material expenses in complying with them in the future. For example, although federal legislation regarding the control of emissions of greenhouse gases or GHGs, for the present, appears unlikely, EPA has been implementing regulatory measures under existing CAA authority and some of those regulations may affect our operations. GHGs are certain gases, including carbon dioxide, a product of the combustion of natural gas, and methane, a primary component of natural gas, that may be contributing to warming of the Earth’s atmosphere resulting in climatic changes. These GHG regulations could require us to incur increased operating costs and could have an adverse effect on demand for the oil and natural gas we produce.

On June 3, 2010, EPA published its so-called GHG tailoring rule that will phase in federal prevention of significant deterioration (PSD) and Title V operating permit requirements for new sources and modifications with the potential to emit specific quantities of GHGs. Those permitting provisions, when they become applicable to our operations, could require controls or other measures to reduce GHG emissions from new or modified sources, and we could incur additional costs to satisfy those requirements. On November 30, 2010, EPA published a rule establishing GHG reporting requirements for sources in the petroleum and natural gas industry, requiring those sources to monitor, maintain records on, and annually report their GHG emissions, with the first annual report—for 2010—being due in March of 2011. Although this rule does not limit the amount of

GHGs that can be emitted, it could require us to incur costs to monitor, recordkeep and report GHG emissions associated with our operations.

Many of the company’s exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells. This technology involves the injection of fluids—usually consisting mostly of water but typically including small amounts of several chemical additives—as well as sand and other proppants into a well under high pressure in order to create fractures in the rock that allow oil or gas to flow more freely to the wellbore. Many of our wells would not be economical without the use of hydraulic fracturing to stimulate production from the well.

In addition, Congress has periodically considered legislation to amend the federal Safe Drinking Water Act to remove the exemption enjoyed by hydraulic fracturing operations and to require reporting and disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of bills pending before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. These bills, if adopted, could increase the possibility of litigation and establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens, making it more difficult to perform hydraulic fracturing and increasing our costs of compliance.

In addition, state, local and river basin conservancy districts have all previously exercised their various regulatory powers to curtail and, in some cases, place moratoriums on hydraulic fracturing. State regulations include express inclusion of hydraulic fracturing into existing regulations covering other aspects of exploration and production and specifically may include, but not be limited to, the following:

•	requirement that logs and pressure test results are included in disclosures to state authorities

•	disclosure of hydraulic fracturing fluids, chemicals, proppants and the ratios of same used in operations

•	specific disposal regimens for hydraulic fracturing fluid

•	replacement/remediation of contaminated water assets

•	minimum depth of hydraulic fracturing

Local regulations, which may by preempted by state and federal regulations, have included the following which, while prompted by hydraulic fracturing, may extend to all operations:

•	noise control ordinances

•	traffic control ordinances

•	limitations on the hours of operations

•	mandatory reporting of accidents, spills and pressure test failures

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

Operational Factors

Oil and natural gas exploration and development involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. In the event of exploration failures, environmental damage, or other accidents such as well fires, blowouts, equipment failure, human error, substantial liabilities to third parties or governmental entities may be incurred, the satisfaction of which could substantially reduce available cash and possibly result in loss of oil and natural gas properties. As is common in the oil and natural gas industry, we will not insure fully against all risks associated with our business either because such insurance is not available or because we believe the premium costs are prohibitive. A loss not fully covered by insurance could have a materially adverse effect on our operating results, financial position or cash flows. For further discussion on risks see Item 1A. Risk Factors.

Our employees

As of December 31, 2010, we employed 927 persons. None of our employees are represented by unions or covered by collective bargaining agreements. To date, we have not experienced any strikes or work stoppages due to labor problems, and we consider our relations with our employees to be good. We also utilize the services of independent consultants and contractors.

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

•	receipt and collectability of amounts owed to us by purchasers of our production and counterparties to our derivative financial instruments;

•	decisions whether or not to enter into derivative financial instruments;

•	potential acts of terrorism;

•	actions of third party co-owners of interests in properties in which we also own an interest;

•	risks associated with the proposal by Mr. Miller to acquire our common stock;

•	fluctuations in interest rates; and

•	our ability to effectively integrate companies and properties that we acquire.

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

Appraisal wells.    Wells drilled to convert an area or sub-region from the resource to the reserves category

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

Net Acres or Net Wells.    The sum of the fractional working interests owned in gross acres or gross wells.

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

Pad drilling.    The drilling of multiple wells from the same site.

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

Proved Undeveloped Reserves.    Reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

Reserve Life.    The estimated productive life, in years, of a proved reservoir based upon the economic limit of such reservoir producing hydrocarbons in paying quantities assuming certain price and cost parameters. For purposes of this Annual Report on Form 10-K, reserve life is calculated by dividing the Proved Reserves (on an Mmcfe basis) at the end of the period by production volumes for 2010.

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

Standardized Measure of discounted future net cash flows or the Standardized Measure.    Under the Standardized Measure, future cash flows for the years ended December 31, 2010 and 2009 are estimated by applying the simple average spot prices for the trailing twelve month period using the first day of each month beginning on January 1 and ending on December 1 of each respective year, adjusted for fixed and determinable escalations, to the estimated future production of year-end Proved Reserves. Spot prices used to compute estimated future cash flows for the year ended December 31, 2008 are based on year-end spot prices for such year. Future cash inflows are reduced by estimated future production and development costs based on period-end and future plugging and abandonment costs to determine pre-tax cash inflows. Future income taxes are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the associated properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

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

Our future financial condition, access to capital, cash flow and results of operations depend upon the prices we receive for our oil and natural gas. We are particularly dependent on prices for natural gas. As of December 31, 2010, 97.1% of our Proved Reserves were natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Factors that affect the prices we receive for our oil and natural gas include:

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

In the past, prices of oil and natural gas have been extremely volatile, and we expect this volatility to continue. During 2010, the NYMEX price for natural gas has fluctuated from a high of $6.01 per Mmbtu to a low of $3.29 per Mmbtu, while the NYMEX West Texas Intermediate crude oil price ranged from a high of $91.51 per Bbl to a low of $68.01 per Bbl. For the five years ended December 31, 2010, the NYMEX Henry Hub natural gas price ranged from a high of $15.38 per Mmbtu to a low of $2.51 per Mmbtu, while the NYMEX West Texas Intermediate crude oil price ranged from a high of $145.29 per Bbl to a low of $33.87 per Bbl. On December 31, 2010, the spot market price for natural gas at Henry Hub was $4.16 per Mmbtu, a 28.2% decrease from December 31, 2009. On December 31, 2010, the spot market price for crude oil at Cushing was $89.84 per Bbl, a 13.2% increase from December 31, 2009. In 2010, our average realized prices (before the impact of derivative financial instruments) for oil and natural gas were $76.18 per Bbl and $4.29 per Mcf compared with 2009 average realized prices of $53.72 per Bbl and $3.93 per Mcf, respectively.

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

Our drilling involves numerous risks, including the risk that we will not encounter commercially productive oil or natural gas reservoirs. We must incur significant expenditures to identify and acquire properties and to drill and complete wells. Additionally, seismic and other technology does not allow us to know conclusively prior to drilling a well that oil or natural gas is present or economically producible. The costs of drilling and completing wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. We have experienced some delays in contracting for drilling rigs, obtaining fracture stimulation crews and materials, and increasing costs to drill wells. All of these risks could adversely affect our results of operations and financial condition.

Part of our strategy involves acquiring acreage and drilling in new or emerging shale resource plays. As a result, our drilling results in these areas are subject to more uncertainties than our drilling program in the more established shallower formations and may not meet our expectations for reserves or production.

The results of our drilling in new or emerging shale resource plays, such as the Haynesville/Bossier shale and the Marcellus shale, may be more uncertain than drilling results in areas that are developed and have established production. Since new or emerging plays and new formations have limited or no production history, we are less able to use past drilling results in those areas to help predict our future drilling results. In addition, part of our drilling strategy to maximize recoveries from the shale resource plays involves the drilling of horizontal wells using completion techniques that have proven to be successful in other shale formations. Our experience with horizontal drilling of the Haynesville/Bossier shale and the Marcellus shale to date, as well as the industry’s drilling and production history in these formations, is limited. In the past, we acquired producing oil and natural gas properties with established production histories which generated cash flow immediately upon closing the acquisition. Since we shifted our acquisition strategy to focus on acreage acquisitions in shale areas with Haynesville/Bossier and Marcellus potential, we now invest significant capital for acreage generally without any meaningful production or immediate cash flow. We must then incur significant additional costs to drill and properly develop the acreage we acquire in these shale areas. We may use bank debt to fund these acquisitions but we do not receive credit for borrowing base purposes until we drill wells and generate production.

Increased drilling in the shale formations may cause pipeline and gathering system capacity constraints that may limit our ability to sell natural gas and/or receive market prices for our gas.

The Haynesville/Bossier shale wells we have drilled to date have reported very high initial production rates, implying potentially large reserves. If drilling in the Haynesville/Bossier shale continues to be successful, the amount of natural gas being produced in the area from these new wells, as well as natural gas produced from other existing wells, may exceed the capacity of the various gathering and intrastate or interstate transportation pipelines currently available. If this occurs it will be necessary for new interstate and intrastate pipelines and gathering systems to be built. While development in the Marcellus shale is in its early stages, the geography in the Appalachia area will present similar, if not greater, gathering system challenges.

Because of the current economic climate, certain planned pipeline projects for the Haynesville/Bossier and Marcellus shale areas may not occur because the prospective owners of these pipelines may be unable to secure the necessary financing. In addition, capital constraints could limit our ability to build intrastate gathering systems necessary to transport our natural gas to interstate pipelines. In such event, this could result in wells being shut in awaiting a pipeline connection or capacity and/or natural gas being sold at much lower prices than those quoted on NYMEX or than we currently project, which would adversely affect our results of operations.

We conduct a substantial portion of our operations through joint ventures, and our failure to continue such joint ventures or resolve any material disagreements with our partners could have a material adverse effect on the success of these operations, our financial condition and our results of operations.

We conduct a substantial portion of our operations through joint ventures with third parties, principally BG Group, and as a result, the continuation of such joint ventures is vital to our continued success. We may also enter into other joint venture arrangements in the future. In many instances we depend on these third parties for elements of these arrangements that are important to the success of the joint venture, such as agreed payments of substantial carried costs pertaining to the joint venture and their share of capital and other costs of the joint venture. The performance of these third party obligations or the ability of third parties to meet their obligations under these arrangements is outside our control. If these parties do not meet or satisfy their obligations under these arrangements, the performance and success of these arrangements, and their value to us, may be adversely affected. If our current or future joint venture partners are unable to meet their obligations, we may be forced to undertake the obligations ourselves and/or incur additional expenses in order to have some other party perform such obligations. In such cases we may also be required to enforce our rights, which may cause disputes among our joint venture parties and us. If any of these events occur, they may adversely impact us, our financial performance and results of operations, these joint ventures and/or our ability to enter into future joint ventures. In addition, BG Group has the right to elect to participate in all acreage and other acquisitions in defined areas of mutual interest. If they elect not to participate in a particular transaction or transactions, we would bear the entire cost of the acquisition and all development costs of the acquired properties.

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

On June 1, 2010, we closed our Appalachian joint venture with BG Group. Pursuant to the agreements governing the joint venture, EXCO and BG Group agreed to jointly explore and develop their Appalachian properties, particularly the Marcellus shale. EXCO and BG Group each own a 50% interest in OPCO which operates the properties, subject to oversight from a management board having equal representation from EXCO and BG Group. In addition, certain midstream assets owned by EXCO were transferred to a newly formed, jointly owned entity, Appalachia Midstream, LLC, through which EXCO and BG Group will pursue the construction and expansion of gathering systems, pipeline systems and treating facilities for anticipated future production from the Marcellus shale.

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

To reduce our exposure to changes in the prices of oil and natural gas, we have entered into and may in the future enter into derivative financial instrument arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our derivative financial instruments are subject to mark-to-market accounting treatment. The change in the fair market value of these instruments is reported as a non-cash item in our statement of operations each quarter, which typically results in significant variability in our net income. Derivative financial instruments expose us to the risk of financial loss and may limit our ability to benefit from increases in oil and natural gas prices in some circumstances, including the following:

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

Our use of derivative financial instruments could have the effect of reducing our revenues and the value of our common stock. During the year ended December 31, 2010 and 2009, we received cash payments to settle our derivative financial instrument contracts totaling $217.5 million and $478.5 million, respectively. For the year ended December 31, 2010, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $59.5 million. As of December 31, 2010, the net unrealized gains on our oil and natural gas derivative financial instrument contracts were $88.9 million. The ultimate settlement amount of these unrealized derivative financial instrument contracts is dependent on future commodity prices. In connection with acquisitions which included producing properties, we have, in certain instances, assumed derivative financial instruments covering a significant portion of estimated future production. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place. See “—Item 7. Management’s discussion and analysis of financial condition and results of operations—Our results of operations—Derivative financial instruments.”

We have incurred a substantial amount of indebtedness to fund our acquisitions, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.

As of December 31, 2010, our consolidated indebtedness was approximately $1.6 billion, an increase from our December 31, 2009 consolidated debt of approximately $1.2 billion, primarily the result of borrowings to fund the Common Transaction, the Southwestern Transaction, the Chief Transaction and capital contributions to TGGT. Proceeds received from our Appalachia JV and other reimbursements from BG Group partially offset these borrowings. While we believe our consolidated debt is manageable, our reserves, borrowing base, production and cash flows were reduced as a result of our divestitures and joint venture transactions. To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition and results of operations. In addition, we expect to fund additional acquisitions with debt, which may increase our outstanding debt without any corresponding borrowing base increases. If our operating cash flow and other capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. These remedies may not be available on commercially reasonable terms, or at all. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt under our credit agreement and the indenture governing our 2018 Notes, or the Indenture, which could cause us to default on our obligations and could impair our liquidity.

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

Our ability to market our oil and natural gas production will depend upon the availability and capacity of natural gas gathering systems, pipelines and other transportation facilities. We are primarily dependent upon third parties to transport our products. Transportation space on the gathering systems and pipelines we utilize is occasionally limited or unavailable due to repairs, outages caused by accidents or other events, or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements. We experienced production curtailments in East Texas/North Louisiana during 2009 and 2010 and in the Appalachian Basin during 2008, 2009 and 2010 resulting from capacity restraints and short term shutdowns of certain pipelines for maintenance purposes. As we have increased our knowledge of the Haynesville/Bossier reservoirs, we have begun to shut in production on adjacent wells when conducting completion operations. Due to the high production capabilities of these wells, these volumes can be significant. Our access to transportation options can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. These factors and the availability of markets are beyond our control. If market factors dramatically change, the impact on our revenues could be substantial and could adversely affect our ability to produce and market oil and natural gas, the value of our common stock and our ability to pay dividends on our company stock.

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

As of December 31, 2010, third parties operate wells that represent approximately 3.2% of our proved developed producing reserves. As a result, the success and timing of our drilling and development activities on those properties depend upon a number of factors outside of our control, including:

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

Our estimates of oil and natural gas reserves involve inherent uncertainty, which could materially affect the quantity and value of our reported reserves, our financial condition and the value of our common stock.

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

President Obama’s proposed Fiscal Year 2011 and Fiscal Year 2012 Budgets included proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the manufacturing deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

EPA’s implementation of climate change regulations could result in increased operating costs and reduced demand for the oil and natural gas we produce.

Although federal legislation regarding the control of emissions of greenhouse gases or GHGs, for the present, appears unlikely, EPA has been implementing regulatory measures under existing CAA authority and some of those regulations may affect our operations. GHGs are certain gases, including carbon dioxide, a product of the combustion of natural gas, and methane, a primary component of natural gas, that may be contributing to warming of the Earth’s atmosphere resulting in climatic changes. These GHG regulations could require us to incur increased operating costs and could have an adverse effect on demand for the oil and natural gas we produce.

On June 3, 2010, EPA published its so-called GHG tailoring rule that will phase in federal prevention of significant deterioration (PSD) permit requirements for new sources and modifications, and Title V operating permits for all sources, that have the potential to emit specific quantities of GHGs. Those permitting provisions, when they become applicable to our operations, could require controls or other measures to reduce GHG emissions from new or modified sources, and we could incur additional costs to satisfy those requirements. On November 30, 2010, EPA published a rule establishing GHG reporting requirements for sources in the petroleum and natural gas industry, requiring those sources to monitor, maintain records on, and annually report their GHG emissions, with the first annual report—for 2010—being due in March of 2011. Although this rule does not limit the amount of GHGs that can be emitted, it could require us to incur costs to monitor, recordkeep and report GHG emissions associated with our operations.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, that, among other provisions, establishes federal oversight and regulation of the over-the-counter (OTC) derivatives market and entities that participate in that market. The new legislation requires the Commodities Futures Trading Commission, or the CFTC, and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment that will clarify the Dodd-Frank Act and its exceptions. Under the Dodd-Frank Act legislation, OTC derivative dealers and other major OTC derivative market participants could be subjected to substantial supervision and regulation. The legislation expands the power of the CFTC to regulate derivative transactions related to energy commodities, including oil and natural gas, to mandate clearance of derivative contracts through registered derivative clearing organizations, and to impose conservative capital and margin requirements and strong business conduct standards on OTC derivative transactions. The CFTC has proposed regulations that would implement speculative limits on trading and positions in certain commodities. Although it is not possible at this time to predict whether or when Congress may act on derivatives legislation or the CFTC may issue new regulations, any laws or regulations that may be adopted that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our trading and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity. The full effects of the Dodd-Frank Act will not be known until it is implemented through regulations and the market for these hedges has adjusted. It is possible the hedges will become more expensive, uneconomic or unavailable, which could lead to increased costs or commodity price volatility or a combination of both.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Congress is currently considering legislation to amend the federal Safe Drinking Water Act to remove the exemption for hydraulic fracturing operations and require reporting and disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Sponsors of bills before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. Such bills, if adopted, could increase the possibility of litigation and establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens, making it more difficult to perform hydraulic fracturing and increasing our costs of compliance.

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

We also test goodwill for impairment annually or when circumstances indicate that an impairment may exist. If the book value of our reporting units exceeds the estimated fair value of those reporting units, an impairment charge will occur, which would negatively impact our results of operations and net worth.

We may experience a financial loss if any of our significant customers fail to pay us for our oil or natural gas.

Our ability to collect the proceeds from the sale of oil and natural gas from our customers depends on the payment ability of our customer base, which includes several significant customers. If any one or more of our significant customers fails to pay us for any reason, we could experience a material loss. In addition, in recent years, it has become more difficult to maintain and grow a customer base of creditworthy customers because a number of energy marketing and trading companies have discontinued their marketing and trading operations, which has significantly reduced the number of potential purchasers for our oil and natural gas production. As a result, we may experience a material loss as a result of the failure of our customers to pay us for prior purchases of our oil or natural gas.

We may experience a decline in revenues if we lose one of our significant customers.

For the year ended December 31, 2010, sales to BG Energy Merchants LLC and Louis Dreyfus Energy Services LP accounted for approximately 21.5% and 10.1%, respectively, of total consolidated revenues. BG Energy Merchants LLC is a subsidiary of BG Group. For the year ended 2009, there were no sales to any individual customer which exceeded 10% of our consolidated revenues or were considered material to our operations. We continue to sell substantial quantities of natural gas to these customers. As our volumes in the Haynesville shale grow, BG Energy Merchants LLC and others are expected to become more significant. The loss of any significant customer may cause a temporary interruption in sales of, or a lower price for, our oil and natural gas.

We have entered into significant natural gas firm transportation contracts primarily in East Texas and North Louisiana which require us to pay fixed amounts of money to the shippers regardless of quantities actually shipped. If we are unable to deliver the necessary quantities of natural gas to the shippers, our results of operations and liquidity could be adversely affected.

As of December 31, 2010, we were contractually committed to spend approximately $888.1 million over the next ten years for firm transportation services. We may enter into additional firm transportation agreements as our development of our Haynesville, Bossier and Marcellus shale plays expand. We expect our production volumes, as well as our competitors, to increase significantly in the Haynesville and Marcellus shale areas. The use of firm transportation allows us priority space in a shippers’ pipeline which we believe is a strategic advantage. In the event we encounter delays due to construction, interruptions of operations or delays in connecting new volumes to gathering systems or pipelines for an extended period of time, the requirements to pay for quantities not delivered could have a material impact on our results of operations and liquidity.

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

We exist in a litigious environment

Any constituent could bring suit regarding our existing or planned operations or allege a violation of an existing contract. Any such action could delay when planned operations can actually commence or could cause a halt to existing production until such alleged violations are resolved by the courts. Not only could we incur significant legal and support expenses in defending our rights, but halting existing production or delaying planned operations could impact our future operations and financial condition. In addition, we are defendants in numerous cases involving claims by landowners for surface or subsurface damages arising from our operations and for claims by unleased mineral owners and royalty owners for unpaid or underpaid revenues customary in our business. We incur costs in defending these claims and from time to time must pay damages or other amounts due. Such legal disputes can also distract management and other personnel from their primary responsibilities.

Risks relating to our indebtedness

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.

As of February 17, 2011, we had approximately $1.3 billion of indebtedness, including $549.0 million of indebtedness subject to variable interest rates and $750.0 million of the 2018 Notes. Our total interest expense, excluding amortization of deferred financing costs, on an annual basis based on current available interest rates would be approximately $71.4 million and would change by approximately $5.5 million for every 1% change in interest rates.

Our level of debt could have important consequences, including the following:

•

it may be more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under our credit agreement, the Indenture and the agreements governing our other indebtedness;

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

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will be unable to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. If we do not have enough money to service our debt, we may be required but unable to refinance all or part of our existing debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all and may be required to surrender assets pursuant to the security provisions of our credit agreement. Further, failing to comply with the financial and other restrictive covenants in our credit agreement and the Indenture could result in an event of default, which could adversely affect our business, financial condition and results of operations.

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

To service our indebtedness and fund our planned capital expenditure programs, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition and results of operations.

Our ability to make payments on and to refinance our indebtedness, including our 2018 Notes and loans under the EXCO Resources Credit Agreement, and to fund planned capital expenditures will depend on our ability to generate cash from operations and other resources in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the prices that we receive for oil and natural gas.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness, including our 2018 Notes and loans under the EXCO Resources Credit Agreement, or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to fund our debt obligations and capital expenditure programs, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. These remedies may not be available on commercially reasonable terms, or at all. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future, which could cause us to default on our obligations and could impair our liquidity.

For 2011, we have planned capital expenditures which exceed our planned cash flows from operations. Accordingly, our reliance on available borrowing capacity under the EXCO Resources Credit Agreement and remaining in compliance with debt covenants is critical.

Restrictive debt covenants could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

Our credit agreement and the Indenture contain a number of significant covenants that, among other things, restrict our ability to:

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

Also, our credit agreement requires us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control, and, as a result, we may be unable to meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our credit agreement and the Indenture. A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our credit arrangements. A default, if not cured or waived, could result in acceleration of all indebtedness outstanding under our credit arrangements. The accelerated debt would become immediately due and payable. If that should occur, we may be unable to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

Risks relating to our common stock

There can be no assurance that any definitive offer will be made with respect to the proposal made by Douglas H. Miller, our Chairman and Chief Executive Officer, to acquire all of our common stock, that any agreement will be executed or that this or any other transaction will be approved or completed. The absence of a proposal to acquire our common stock may have an adverse effect on the market price of our common stock.

On October 29, 2010, our Chairman and Chief Executive Officer, Douglas H. Miller, presented a letter to our board of directors indicating an interest in acquiring all of the outstanding shares of our stock not already owned by Mr. Miller for a cash purchase price of $20.50 per share. We have cautioned our shareholders and others considering trading in our securities that our Board has only received the proposal and that no decisions have been made by the Board or the special committee with respect to our response to the proposal. The proposal submitted was not a definitive offer, and there is no assurance that a definitive offer will be made or accepted, that any agreement will be executed or that any transaction will be consummated. On the last trading day prior to the announcement of the proposal, our common stock closed at $14.80 per share. After the announcement, the trading price of our common stock has risen to trade closer to the $20.50 proposal price. If this proposal were rejected or withdrawn, and if no similar transaction presented itself, the stock price may fall below its current trading range.

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

As of December 31, 2010, we had 213,197,045 shares of common stock outstanding. All shares are freely tradable by persons other than our affiliates. Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common or preferred stock.

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

In October 2009, we commenced a quarterly cash dividend program on shares of our common stock. Any future dividend payments will depend on our earnings, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant. At any time, our board of directors may decide to reduce or discontinue paying our quarterly cash dividend. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. In addition, our credit agreement and the Indenture restrict our ability to pay dividends.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Corporate offices

We lease office space in Dallas, Texas; Cranberry Township, Pennsylvania and Warrendale, Pennsylvania. We also have small offices for technical and field operations in Texas, Louisiana, Pennsylvania and West Virginia. The table below summarizes our material corporate leases.

Location	Approximate square footage	Approximate monthly payment	Expiration
Dallas, Texas	203,000	$283,000	December 31, 2015
Warrendale, Pennsylvania	56,000	$102,700	October 31, 2016
Cranberry Township, Pennsylvania	22,400	$29,000	February 28, 2013
The Woodlands, Texas	13,800	$28,700	June 30, 2012

Other

We have described our oil and natural gas properties, oil and natural gas reserves, acreage, wells, production and drilling activity in “Item 1. Business” of this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we are periodically a party to lawsuits and claims. We do not believe that any resulting liability from existing legal proceedings, individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition. See “Note 19. Acquisition Proposal” of the notes to our consolidated financial statements for information regarding certain lawsuits against the Company or members of the board of directors in connection with Mr. Miller’s acquisition proposal.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCK MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information for our common stock

Our common stock trades on the NYSE under the symbol “XCO.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the NYSE:

	Price Per Share		Dividends declared
	High	Low
2010
First Quarter	$22.45	$16.50	$0.03
Second Quarter	21.34	14.02	0.03
Third Quarter	15.81	13.25	0.04
Fourth Quarter	20.37	13.62	0.04
2009
First Quarter	$12.52	$7.68	$—
Second Quarter	16.66	9.28	—
Third Quarter	19.38	10.57	—
Fourth Quarter(1)	22.52	14.91	0.05

(1)	During the fourth quarter 2009, we paid two dividends of $0.025 per share.

Our shareholders

According to our transfer agent, Continental Stock Transfer & Trust Company, there were approximately 62 holders of record of our common stock on December 31, 2010 (including nominee holders such as banks and brokerage firms who hold shares for beneficial holders).

Our dividend policy

On October 1, 2009 our Board of Directors approved the commencement of a dividend program, and in 2009 we paid two quarterly cash dividends of $0.025 per share of EXCO’s common stock. In 2010, we paid dividends of $0.03 per share in the first two quarters and $0.04 per share in the last two quarters of 2010. Our fourth quarter 2010 dividend of $0.04 per share was declared on November 18, 2010 and paid on December 15, 2010 to holders of record on November 30, 2010. Any future declaration of dividends, as well as the establishment of record and payment dates, is subject to the approval of EXCO’s Board of Directors.

Issuer repurchases of common stock

The following table details our repurchase of common stock for the three months ended December 31, 2010:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1—October 31, 2010	0	$0.00	0	$192.5 million
November 1—November 30, 2010	0	$0.00	0	$192.5 million
December 1—December 31, 2010	0	$0.00	0	$192.5 million

Total	0	$0.00	0

(1)	On July 19, 2010, we announced a $200.0 million share repurchase program. We are not presently pursuing any repurchases pending strategic alternatives being evaluated by a special committee of our Board of Directors in connection with a proposal from our Chairman and Chief Executive Officer to purchase all of our outstanding common stock which he does not already own.

ITEM 6.	SELECTED FINANCIAL DATA

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

Selected consolidated financial and operating data

	Year ended December 31,
(in thousands, except per share amounts)	2010	2009	2008	2007	2006
Statement of operations data(1):
Revenues:
Oil and natural gas	$515,226	$550,505	$1,404,826	$875,787	$359,235
Midstream(2)	—	35,330	85,432	18,817	8,139

Total revenues	515,226	585,835	1,490,258	894,604	367,374

Costs and expenses:
Oil and natural gas production(3)	108,184	177,629	238,071	168,999	68,517
Midstream operating(2)	—	35,580	82,797	16,289	7,797
Gathering and transportation	54,877	18,960	14,206	10,210	1,615
Depreciation, depletion and amortization	196,963	221,438	460,314	375,420	135,722
Write-down of oil and natural gas properties	—	1,293,579	2,815,835	—	—
Accretion of discount on asset retirement obligations	3,758	7,132	6,703	4,878	2,014
General and administrative(4)	105,114	99,177	87,568	64,670	41,206
Gain on divestitures and other operating items	(509,872)	(676,434)	(2,692)	(3,997)	—

Total costs and expenses	(40,976)	1,177,061	3,702,802	636,469	256,871

Operating income (loss)	556,202	(591,226)	(2,212,544)	258,135	110,503
Other income (expense):
Interest expense	(45,533)	(147,161)	(161,638)	(181,350)	(84,871)
Gain on derivative financial instruments(5)	146,516	232,025	384,389	26,807	198,664
Equity method income (loss)	16,022	(69)	—	—	1,593
Other income	327	126	1,289	6,160	2,466

Total other income (expense)	117,332	84,921	224,040	(148,383)	117,852

Income (loss) before income taxes	673,534	(506,305)	(1,988,504)	109,752	228,355
Income tax expense (benefit)	1,608	(9,501)	(255,033)	60,096	89,401

Net income (loss)	671,926	(496,804)	(1,733,471)	49,656	138,954
Preferred stock dividends	—	—	(76,997)	(132,968)	—

Net income (loss) available to common shareholders	$671,926	$(496,804)	$(1,810,468)	$(83,312)	$138,954

Basic income (loss) per share available to common shareholder	$3.16	$(2.35)	$(11.81)	$(0.80)	$1.44

Diluted income (loss) per share available to common shareholders	$3.11	$(2.35)	$(11.81)	$(0.80)	$1.41

Weighted average common and common equivalent shares outstanding:
Basic	212,465	211,266	153,346	104,364	96,727
Diluted	215,735	211,266	153,346	104,364	98,453

Selected consolidated financial and operating data (continued)

	Year ended December 31,
	2010	2009	2008	2007	2006
Statement of cash flow data:
Net cash provided by (used in):
Operating activities	$339,921	$433,605	$974,966	$577,829	$227,659
Investing activities	(712,854)	1,235,275	(1,708,579)	(2,396,437)	(1,791,517)
Financing activities	348,755	(1,657,612)	735,242	1,851,296	1,359,727
Balance sheet data:
Current assets	$520,460	$402,088	$513,040	$311,300	$236,710
Total assets	3,477,420	2,358,894	4,822,352	5,955,771	3,707,057
Current liabilities	285,698	212,914	322,873	278,167	190,924
Long-term debt, less current maturities	1,588,269	1,196,277	3,019,738	2,099,171	2,081,653
Shareholders’ equity	1,540,552	859,588	1,332,501	1,115,742	1,179,850
Total liabilities and shareholders’ equity	3,477,420	2,358,894	4,822,352	5,955,771	3,707,057

(1)	We have completed numerous acquisitions and dispositions which impact the comparability of the selected financial data between periods. See Note 4. Divestitures and acquisitions in our notes to consolidated financial statements.

(2)	We designated a midstream segment during 2008. Upon closing of the formation of TGGT on August 14, 2009, 50% of our interest in our East Texas/North Louisiana midstream operations (excluding the Vernon Field midstream assets), our Midstream operations no longer meet the criteria to be designated as a separate business segment. Effective August 14, 2009, net operating activity for the Vernon Field midstream assets, including intercompany eliminations are reported as a component of “Gathering and transportation” expense.

(3)	Share-based compensation pursuant to Financial Accounting Standards Board, or FASB, ASC Topic 718 Compensation—Stock Compensation, included in oil and natural gas production costs is $1.0 million, $2.8 million, and $4.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(4)	Share-based compensation pursuant to FASB ASC Topic 718 Compensation—Stock Compensation, included in general and administrative expenses is $15.8 million , $16.2 million and $11.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(5)	We do not designate our derivative financial instruments as hedges and, as a result, the changes in the fair value of our derivative financial instruments are recognized directly in our statement of operations. See “Item 7. Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies—Accounting for derivatives” for a description of this accounting method.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Historically, we used acquisitions and vertical drilling as our vehicle for growth. As a result of our acquisitions, we accumulated an inventory of drilling locations and acreage holdings with significant potential in the Haynesville/Bossier and Marcellus shale resource plays. The accumulation of this shale potential allowed us to shift our focus to appraise and develop these shales, primarily through horizontal drilling, divest of properties that were outside our areas of focus, and to enter into joint ventures with BG Group to develop the Haynesville shale, the Marcellus shale, and our midstream operations.

In 2010 and 2009, we entered into two upstream joint ventures with BG Group, the Appalachia JV and the East Texas/North Louisiana JV, through the sale of 50% of certain oil and natural gas properties located in Appalachia, East Texas and North Louisiana. We also entered into two midstream joint ventures with BG Group, TGGT and the Appalachia Midstream JV. The closing of our upstream and midstream joint venture transactions enabled us to accelerate our horizontal drilling program in East Texas/North Louisiana and strategically add to our acreage position through two 2010 joint acquisitions in the Haynesville shale and one transaction in Appalachia, all with BG Group. The impact of our 2009 divestitures and 2010 and 2009 joint ventures resulted in significant reductions to our Proved Reserves, production volumes, revenue and operating expenses. While the reductions had a negative impact on our results of operations, particularly in 2009 and throughout most of 2010, our shift to horizontal drilling and the accelerated drilling plan has resulted in Proved Reserves and production being restored to pre-divestiture levels.

Our primary strategy is to appraise, develop and exploit our Haynesville, Bossier and Marcellus shale resources, primarily through horizontal drilling, and to leverage our complementary midstream gathering facilities to promptly transport our production to multiple market outlets. Future acquisitions remain targeted on supplementing our shale resource holdings in the East Texas/North Louisiana and Appalachian areas. We currently plan to continue to develop vertical drilling opportunities in our Permian area as this region has high oil reserves and natural gas with a high liquid content.

We expect to continue to grow by leveraging our management and technical team’s experience, appraising and developing our shale resource plays, drilling our multi-year inventory of development locations and accumulating undeveloped acreage in shale areas and implementing exploitation projects. We employ the use of debt, currently represented by a credit agreement with a borrowing base of $1.0 billion, of which $549.0 million was drawn as of February 17, 2011, and $750.0 million of the 2018 Notes outstanding, along with a comprehensive derivative financial instrument program to mitigate commodity price volatility, to support our strategy.

As of December 31, 2010, the PV-10 of our Proved Reserves was approximately $1.4 billion and the standardized measure was $1.2 billion (see “Item 1. Business—Summary of geographic areas of operations” for a reconciliation of PV-10 to Standardized Measure of Proved Reserves). For the year ended December 31, 2010, we produced 112.0 Bcfe of oil and natural gas. Based on the 112.0 Bcfe of production, this translates to a Reserve Life of approximately 13.4 years.

In 2010, we drilled 207 wells and completed 205 gross (97.2 net) wells with 99.0% drilling success rate. Our 2010 development, exploitation and other oil and natural gas property capital expenditures totaled $346.6 million, net of $337.5 million of East Texas/North Louisiana Carry and $12.6 million of Appalachia Carry paid for our benefit by BG Group. In addition, we leased $46.9 million of undeveloped acreage in the Haynesville/Bossier shale resource play in East Texas/North Louisiana and $48.5 million of undeveloped acreage in the Marcellus shale resource play in Appalachia. Investments in our midstream equity investments were $143.7 million and corporate, gathering, and seismic capital expenditures totaled an additional $119.4 million. In addition, we completed $533.9 million of acquisitions, which were mostly undeveloped acreage in the Haynesville/Bossier and Marcellus shale resource plays.

Our plans for 2011 are focused on the Haynesville/Bossier and Marcellus shales. Our budgeted capital expenditures total $976.2 million, of which $864.6 million is allocated to our East Texas/North Louisiana and Appalachia regions. In East Texas and North Louisiana, our capital expenditures for the East Texas/North Louisiana JV are expected to total $757.0 million. In Appalachia, our planned capital expenditures for the Appalachia JV are expected to total $82.8 million. Our 2010 capital expenditures were favorably impacted by the East Texas/North Louisiana Carry. In 2011, our capital expenditures in Appalachia will benefit from the Appalachia Carry. As of December 31, 2010, the remaining balance of East Texas/North Louisiana Carry was approximately $30.2 million, which we anticipate will be fully utilized by the first quarter of 2011 and the remaining balance of the Appalachia Carry, after estimated contractual adjustments for post closing reductions to the original carry amount, was approximately $126.8 million.

For 2011, TGGT’s capital expenditure budget of $237.1 million will focus primarily on well hook-ups in DeSoto Parish and adding infrastructure in the Shelby Area. The management of TGGT is also evaluating several expansion projects. On January 31, 2011, TGGT closed the TGGT Credit Agreement. We expect the TGGT Credit Agreement, together with their cash flows from operations, will be sufficient to fund their 2011 capital expenditure programs. We expect to fund equity contributions to the Appalachia Midstream JV in the future depending on the results of the development and appraisal program.

Like all oil and natural gas production companies, we face the challenge of natural production declines. We attempt to overcome this natural decline by drilling to identify and develop additional reserves and add reserves through acquisitions. As of December 31, 2010, 97.1% of our estimated Proved Reserves were natural gas. Consequently, our results of operations are particularly impacted by natural gas markets.

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

Because these estimates depend on many assumptions, all of which may substantially differ from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate. The assumptions used for our Haynesville and Marcellus well and reservoir characteristics and performance are subject to further refinement as more production history is accumulated.

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

Proved Reserve quantities directly and materially impact depletion expense. If the Proved Reserves decline, then the rate at which we record depletion expense increases, reducing net income. A decline in the estimate of Proved Reserves may result from lower market prices, making it uneconomical to drill or produce from higher cost fields. In addition, a decline in Proved Reserves may impact the outcome of our assessment of our oil and natural gas properties and require an impairment of the carrying value of our oil and natural gas properties.

Proved Reserves are defined as those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether the estimates are a deterministic estimate or probabilistic estimate. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project, within a reasonable time.

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

Business combinations

For the periods covered by this Annual Report on Form 10-K, we use the Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Subtopic 805-10 for Business Combinations to record our acquisitions of oil and natural gas properties or entities which we acquire beginning January 1, 2009. ASC 805-10 requires that acquired assets, identifiable intangible assets and liabilities be recorded at their fair value, with any excess purchase price being recognized as goodwill. Application of ASC 805-10 requires significant estimates to be made by management using information available at the time of acquisition. Since these estimates require the use of significant judgment, actual results could vary as the estimates are subject to changes as new information becomes available.

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

Share-based payments

We account for share-based payments to employees using the methodology prescribed in FASB ASC Topic 718 for Compensation—Stock Compensation. At December 31, 2010, our employees and directors held options under EXCO’s 2005 Long-Term Incentive Plan, or the 2005 Incentive Plan, to purchase 16,478,926 shares of EXCO common stock at prices ranging from $6.33 per share to $38.01 per share. The options expire ten years from the date of grant. Pursuant to the 2005 Incentive Plan, 25% of the options vest immediately with an additional 25% to vest on each of the next three anniversaries of the date of grant. We use the Black-Scholes model to calculate the fair value of issued options. The gross fair value of the granted options using the Black-Scholes model range from $7.34 per share to $12.77 per share. ASC Topic 718 requires share-based compensation be recorded with cost classifications consistent with cash compensation. EXCO uses the full cost method to account for its oil and natural gas properties. As a result, part of our share-based payments are capitalized. Total share-based compensation for 2010 was $23.2 million, of which $6.4 million was capitalized as part of our oil and natural gas properties. In 2009 and 2008, a total of $24.1 million and $20.0 million, respectively, of share-based compensation was incurred, of which $5.1 million and $4.0 million, respectively, was capitalized.

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

Under the full cost method of accounting, sales, dispositions and other oil and natural gas property retirements are generally accounted for as adjustments to the full cost pool, with no recognition of gain or loss unless the disposition would significantly alter the relationship between capitalized costs and Proved Reserves. The transactions to form our 2010 Appalachia JV and our 2009 East Texas/North Louisiana JV, along with certain of our 2009 divestitures, resulted in significant alterations to our depletion rate and we determined that gain recognition was appropriate for these transactions. Gain or loss recognition on divestiture or abandonment of oil and natural gas properties where disposition would result in a significant alteration of the depletion rate requires allocation of a portion of the amortizable full cost pool based on the relative estimated fair value of the disposed oil and natural gas properties to the estimated fair value of total Proved Reserves. As discussed under “Estimates of Proved Reserves,” estimating oil and natural gas reserves involves numerous assumptions.

Pursuant to Rule 4-10(c)(4) of Regulation S-X, at the end of each quarterly period, companies that use the full cost method of accounting for their oil and natural gas properties must perform a limitation on capitalized costs, or ceiling test. The ceiling test involves comparing the net book value of the full cost pool, after taxes, to the full cost ceiling limitation defined below. In the event the full cost ceiling is less than the full cost pool, we must record a ceiling test write-down of our oil and natural gas properties to the value of the full cost ceiling. The full cost ceiling limitation is computed as the sum of the present value of estimated future net revenues from our Proved Reserves by applying average prices as prescribed by the SEC’s Release No. 33-8995, less estimated future expenditures (based on current costs) to develop and produce the Proved Reserves, discounted at 10%, plus the cost of properties not being amortized and the lower of cost or estimated fair value of unproved properties included in the costs being amortized, net of income tax effects.

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

The transactions to form our 2010 Appalachia JV and our 2009 East Texas/North Louisiana JV, along with certain of our 2009 divestitures, each caused significant alterations to our depletion rate and we therefore evaluated the goodwill associated with these properties. As a result of our analysis, we eliminated $51.4 million of goodwill in 2010 and $177.6 million of goodwill in 2009 by reducing the gains associated with these transactions. In addition, the transaction to form TGGT triggered the write off of $11.4 million of goodwill against the associated gain and the transfer of $11.4 million of goodwill to the TGGT investment.

As of December 31, 2010, our consolidated goodwill totals $218.3 million. Not all of our goodwill is currently deductible for income tax purposes. Furthermore, in accordance with FASB ASC Topic 350-Intangibles—Goodwill and Other, goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, are subject to various assumptions and judgments. We use a combination of valuation techniques, including discounted cash flow projections and market comparable analyses to evaluate our goodwill for possible impairment. Actual future results of these assumptions could differ as a result of economic changes which are not within our control. Losses, if any, resulting from impairment tests will be reflected in operating income in the statement of operations. As of December 31, 2010, we did not have any impairment of our goodwill.

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

Recent accounting pronouncements

On December 21, 2010, FASB issued Accounting Standards Update, or ASU, No. 2010-29—Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, or ASU 2010-29. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This update was adopted by us on January 1, 2011 and will be considered if we enter into a business combination transaction.

On December 17, 2010, the FASB issued ASU No. 2010-28—Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, or ASU 2010-28. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The update is effective for interim and annual reporting periods beginning after December 15, 2010. This update will be considered on an interim and annual basis when we review and perform our goodwill impairment test.

On January 21, 2010, the FASB issued ASU, No. 2010-06—Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 requires transfers, and the reasons for the transfers, between Levels 1 and 2 be disclosed. Fair value measurements using significant unobservable inputs should be presented on a gross basis and the fair value measurement disclosure should be reported for each class of asset and liability. Disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements will be required for fair value measurements that fall in either Level 2 or 3. The update is effective for interim and annual reporting periods beginning after December 15, 2009. See “Note 5. Derivative financial instruments and fair value measurements” in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the impact to our disclosures.

Our results of operations

A summary of key financial data for 2010, 2009 and 2008 related to our results of operations for the years then ended is presented below.

	Year ended December 31,			Year to year change
(dollars in thousands, except per unit price)	2010	2009	2008	2010-2009	2009-2008
Production:
Oil (Mbbls)	688	1,571	2,236	(883)	(665)
Natural gas (Mmcf)	107,878	118,736	131,159	(10,858)	(12,423)
Total production (Mmcfe)(1)	112,006	128,162	144,575	(16,156)	(16,413)
Oil and natural gas revenues before derivative financial instrument activities:
Oil	$52,411	$84,397	$216,727	$(31,986)	$(132,330)
Natural gas	462,815	466,108	1,188,099	(3,293)	(721,991)

Total oil and natural gas	$515,226	$550,505	$1,404,826	$(35,279)	$(854,321)

Midstream operations:(2)
Midstream revenues (before intersegment eliminations)	$—	$76,478	$147,636	$(76,478)	$(71,158)
Midstream operating expenses (before intersegment eliminations)	—	56,372	112,705	(56,372)	(56,333)

Midstream operating profit (before intersegment eliminations)	—	20,106	34,931	(20,106)	(14,825)
Intersegment eliminations	—	(20,356)	(32,296)	20,356	11,940

Midstream operating profit (after intersegment eliminations)	$—	$(250)	$2,635	$250	$(2,885)

Oil and natural gas derivative financial instruments:
Cash settlements (payments) on derivative financial instruments	$217,455	$478,463	$(109,300)	$(261,008)	$587,763
Non-cash change in fair value of derivative financial instruments	(70,939)	(246,438)	493,689	175,499	(740,127)

Total derivative financial instrument activities	$146,516	$232,025	$384,389	$(85,509)	$(152,364)

	Year ended December 31,			Year to year change
(dollars in thousands, except per unit price)	2010	2009	2008	2010-2009	2009-2008
Average sales price (before cash settlements of derivative financial instruments):
Oil (Bbl)	$76.18	$53.72	$96.93	$22.46	$(43.21)
Natural gas (per Mcf)	4.29	3.93	9.06	0.36	(5.13)
Natural gas equivalent (per Mcfe)	4.60	4.30	9.72	0.30	(5.42)
Costs and expenses:
Oil and natural gas operating costs(3)	$84,145	$138,659	$161,172	$(54,514)	$(22,513)
Production and ad valorem taxes	24,039	38,970	76,899	(14,931)	(37,929)
Gathering and transportation	54,877	18,960	14,206	35,917	4,754
Depletion	179,613	196,515	435,595	(16,902)	(239,080)
Depreciation and amortization	17,350	24,923	24,719	(7,573)	204
General and administrative(4)	105,114	99,177	87,568	5,937	11,609
Interest expense	45,533	147,161	161,638	(101,628)	(14,477)
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$0.75	$1.08	$1.11	(0.33)	(0.03)
Production and ad valorem taxes	0.21	0.30	0.53	(0.09)	(0.23)
Gathering and transportation	0.49	0.15	0.10	0.34	0.05
Depletion	1.60	1.53	3.01	0.07	(1.48)
Depreciation and amortization	0.15	0.19	0.17	(0.04)	0.02
General and administrative	0.94	0.77	0.61	0.17	0.16
Net income (loss)	$671,926	$(496,804)	$(1,733,471)	$1,168,730	$1,236,667
Preferred Stock dividends	—	—	(76,997)	—	76,997

Income (loss) available to common shareholders	$671,926	$(496,804)	$(1,810,468)	$1,168,730	$1,313,664

(1)	Mmcfe is calculated by converting one barrel of oil into six Mcf of natural gas.

(2)	Upon closing the formation of TGGT on August 14, 2009, our midstream operations no longer met the criteria to be designated as a separate business segment. Our 50% interest in TGGT and our 50% interest in the Appalachia Midstream JV are accounted for using the equity method of accounting. Effective August 14, 2009, all operating activity, including intersegment eliminations, for the Vernon Field midstream assets are reported as a component in “Gathering and transportation” expense.

(3)	Share-based compensation, pursuant to FASB ASC Topic 718, included in oil and natural gas operating costs, is $1.0 million, $2.8 million, and $4.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(4)	Share-based compensation, pursuant to FASB ASC Topic 718, included in general and administrative expenses is $15.8 million, $16.2 million and $11.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2010, 2009 and 2008.

The comparability of our results of operations for 2010, 2009 and 2008 is impacted by:

•	the East Texas/North Louisiana JV;

•	the Appalachia JV;

•	2009 divestitures;

•	other dispositions of oil and natural gas properties;

•	significant acquisitions of producing oil and natural gas properties;

•	fluctuations in oil and natural gas prices, which impact our oil and natural gas reserves, revenues, cash flows and net income or loss;

•	mark-to-market accounting used for our derivative financial instruments gains or losses;

•	changes in Proved Reserves and production volumes, including the impact of SEC Release No. 33-8995, effective December 31, 2009, and their impact on depletion;

•	the equity method of accounting for our investments;

•	the impact of our 2010 and 2009 natural gas production volumes from our horizontal drilling activities in the Haynesville/Bossier and Marcellus shales;

•	the impact of ceiling test write-downs in 2009 and 2008;

•	gains on sales of assets in 2010 and 2009; and

•	significant changes in the amount of our long-term debt and the conversion of $2.0 billion of preferred stock into common stock in July 2008.

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

For the year ended December 31, 2010, sales to BG Energy Merchants LLC and Louis Dreyfus Energy Services LP accounted for approximately 21.5% and 10.1%, respectively, of total consolidated revenues. BG Energy Merchants LLC is a subsidiary of BG Group. For the year ended 2009, there were no sales to any individual customer which exceeded 10% of our consolidated revenues or were considered material to our operations. For the year ended December 31, 2008, sales to Crosstex Gulf Coast Marketing, and to Atmos Energy Marketing L.L.C. and its affiliates, accounted for approximately 12.0% and 11.2%, respectively, of total consolidated revenues. The loss of any significant customer may cause a temporary interruption in sales of, or a lower price for, our oil and natural gas, but we believe that the loss of any one customer would not have a material adverse effect on our results of operations or financial condition.

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

We engage in oil and natural gas production activities in geographic regions where, from time to time, the supply of oil or natural gas available for delivery exceeds the demand. In this situation, companies purchasing oil or natural gas in these areas reduce the amount of oil or natural gas that they purchase from us. If we cannot locate other buyers for our production or for any of our newly discovered oil or natural gas reserves, we may shut in our oil or natural gas wells for periods of time. If this occurs, we may incur additional payment obligations under our oil and natural gas leases and, under certain circumstances, the oil and natural gas leases might be terminated. Recent economic conditions related to the liquidity and creditworthiness of our purchasers may expose us to risk with respect to the ability to collect payments for the oil and natural gas we deliver.

Summary

For the years ended December 31, 2010, 2009 and 2008, we had net income of $671.9 million and net losses available to common shareholders of $496.8 million and $1.8 billion, respectively.

Our results of operations for 2010 were impacted by both the continued expansion of our activity in the Haynesville shale and the Appalachia JV. The Appalachia JV resulted in the sale of a 50% undivided interest in substantially all of our Appalachian oil and natural gas proved and unproved properties for cash consideration of approximately $790.2 million, after reducing the original proceeds by $45.0 million in the fourth quarter for estimated post-closing adjustments. In connection with the Appalachia JV, we recorded a pretax gain of $528.9 million. The net proceeds and gain from the Appalachia JV are subject to further adjustments until the purchase price is finalized, which we expect to occur during 2011.

During 2009, we recorded a first quarter $1.3 billion non-cash ceiling test write-down, completed a divestiture program, or the 2009 Divestitures, entered into the East Texas/North Louisiana JV and formed TGGT. Proceeds from the 2009 Divestitures and joint venture transactions were approximately $2.1 billion excluding the $400.0 million East Texas/North Louisiana Carry. These transactions resulted in significant decreases in our full cost pool, gathering assets, goodwill, operating assets and liabilities, and we recognized gains totaling approximately $691.9 million. Upon completion of the 2009 Divestitures, we no longer operate in the Mid-Continent, Rockies and Ohio regions. As a result, when comparing the 2010 operating results to 2009 and the 2009 operating results to 2008, there are significant declines in our production of oil and natural gas, revenues and operating costs. Accordingly, we are presenting certain pro forma comparisons to facilitate comparison of operating data between 2010, 2009, and 2008.

In addition, the impact of fluctuations in oil and natural gas prices is significant to our results of operations. There were large fluctuations in oil and natural gas prices during 2010, 2009 and 2008. In 2010, we received average oil prices of $76.18 per Bbl compared to $53.72 per Bbl in 2009 and $96.93 per Bbl in 2008. As for natural gas prices, in 2010 we received average prices of $4.29 per Mcf compared to $3.93 per Mcf in 2009 and $9.06 per Mcf in 2008. In addition, we do not designate our derivative financial instruments as hedges. Therefore, we mark the non-cash changes in the fair value of our unsettled derivative financial instruments to market at the end of each reporting period. Due to significant fluctuations in the price of oil and natural gas during 2010, 2009 and 2008, the impacts of derivative financial instruments, including cash settlements or receipts with our counterparties and the non-cash mark-to-market impacts, totaled net gains of $146.5 million, $232.0 million and $384.4 million for 2010, 2009 and 2008, respectively.

Oil and natural gas revenues, production and prices

Total equivalent production volumes were 112.0 Bcfe, 128.2 Bcfe, and 144.6 Bcfe for 2010, 2009 and 2008, respectively. The declines from year to year are primarily a result of the Appalachia JV, the 2009 Divestitures and the East Texas/North Louisiana JV. We are presenting the following table which eliminates the impact of these transactions on production to provide a more meaningful analysis of on-going production activity. The pro forma adjustments below reduce our actual production as if the transactions had occurred on January 1 of the respective year.

	Twelve months ended December 31,
	2010			2009			Period to period change
(in Mmcfe)	Actual production	Pro forma adjustment(1)	Pro forma production	Actual production	Pro forma adjustment(2)	Pro forma production	Actual production	Pro forma production
Producing region:
East Texas/North Louisiana	95,423	—	95,423	82,138	(18,866)	63,272	13,285	32,151
Appalachia	9,427	(2,707)	6,720	19,184	(12,256)	6,928	(9,757)	(208)
Permian and other	7,156	—	7,156	8,827	(974)	7,853	(1,671)	(697)
Mid-Continent	—	—	—	18,013	(18,013)	—	(18,013)	—

Total	112,006	(2,707)	109,299	128,162	(50,109)	78,053	(16,156)	31,246

(1)	The pro forma adjustments reduce production volumes attributable to the properties affected by the Appalachia JV as if the sale had occurred on January 1, 2010.

(2)	The pro forma adjustments reduce production volumes attributable to properties sold in 2009 and properties affected by both the East Texas/North Louisiana JV and the Appalachia JV as if these sales had occurred on January 1, 2009.

On a pro forma basis, production in our East Texas/North Louisiana region for the year 2010 increased by 32.2 Bcfe from 2009. This increase was a result of the successful development of our Haynesville shale, which resulted in a production increase of 44.5 Bcfe for year 2010, when compared to the same period in 2009. These increases were partially offset by production declines of 3.8 Bcfe in our Cotton Valley area and 8.5 Bcfe in our Vernon Field the year 2010, when compared to the same prior year period. These declines are primarily the result of the suspension of vertical drilling operations in 2009 and normal production declines. The Appalachia and Permian divisions also experienced production declines due primarily to suspension of conventional, vertical drilling programs in both areas during 2009. During 2010, in response to increases in oil prices, we re-initiated drilling operations in our Permian Basin division and expect to maintain a two rig drilling program in 2011. In Appalachia, we began our horizontal Marcellus shale drilling operations, focusing on appraisal wells in our east central and west central Pennsylvania areas. During 2011, we expect to continue to evaluate the data collected from the appraisal wells and commence development wells in certain areas.

As we have expanded our drilling activity in the Haynesville shale and refined certain drilling and completion techniques, we have begun shutting in production from wells which are in close proximity to fracture stimulation operations to protect the reservoir and the offset wells. Due to our significant drilling activities, particularly in our DeSoto Parish area, these shut in volumes can be significant. In our East Texas/North Louisiana producing area, the average shut in production volumes for the fourth quarter 2010 were approximately 21.0 Mmcf per day, or approximately 10% of our Haynesville shale production. We expect to continue the practice of shutting in offsetting wells throughout 2011 and have budgeted an average shut in range of 7.0 – 10.0% for such volumes. As our drilling activities in the Shelby Area and Marcellus areas expand, we expect that shut in volumes will also occur.

	Twelve months ended December 31,
	2009			2008			Period to period change
(in Mmcfe)	Actual production	Pro forma adjustment(1)	Pro forma production	Actual production	Pro forma adjustment(2)	Pro forma production	Actual production	Pro forma production
Producing region:
East Texas/North Louisiana	82,138	(18,866)	63,272	87,540	(24,734)	62,806	(5,402)	466
Appalachia	19,184	(5,328)	13,856	20,899	(5,746)	15,153	(1,715)	(1,297)
Permian and other	8,827	(974)	7,853	11,897	(2,124)	9,773	(3,070)	(1,920)
Mid-Continent	18,013	(18,013)	—	24,239	(24,239)	—	(6,226)	—

Total	128,162	(43,181)	84,981	144,575	(56,843)	87,732	(16,413)	(2,751)

(1)	The pro forma adjustments reduce production volumes attributable to properties sold in 2009 and properties affected by the East Texas/North Louisiana JV as if these sales had occurred on January 1, 2009.

(2)	The pro forma adjustments increased production volumes attributable to properties purchased in 2008 and reduced production volumes attributable to properties sold in 2009 and properties affected by the East Texas/North Louisiana JV as if these purchases and sales had occurred on January 1, 2008.

On a pro forma basis, production in our East Texas/North Louisiana region for the year 2009 increased by 0.5 Bcfe from 2008. This increase reflects increased production resulting from our horizontal Haynesville shale drilling results which were offset by normal production declines along with suspension of our conventional, vertical drilling operations. The Appalachia and Permian divisions also experienced production declines due primarily to suspension of conventional, vertical drilling programs in both areas during 2009.

The following table presents our revenues, production and prices by major producing areas, based on historical data, for 2010, 2009, and 2008.

	Year ended December 31,
	2010			2009			Year to date change
(dollars in thousands, except per unit rate)	Revenue	Production (Mmcfe)	$/Mcfe	Revenue	Production (Mmcfe)	$/Mcfe	Revenue	Production (Mmcfe)	$/Mcfe
Producing region:
East Texas/North Louisiana	$397,680	95,423	$4.17	315,710	$82,138	$3.84	81,970	$13,285	$0.33
Appalachia	45,962	9,427	4.88	91,832	19,184	4.79	(45,870)	(9,757)	0.09
Permian and other	71,584	7,156	10.00	58,784	8,827	6.66	12,800	(1,671)	3.34
Mid-Continent	—	—	—	84,179	18,013	4.67	(84,179)	(18,013)	(4.67)

Total	515,226	112,006	4.60	$550,505	128,162	4.30	(35,279)	$(16,156)	0.30

	Year ended December 31,
	2009			2008			Year to date change
(dollars in thousands, except per unit rate)	Revenue	Production (Mmcfe)	$/Mcfe	Revenue	Production (Mmcfe)	$/Mcfe	Revenue	Production (Mmcfe)	$/Mcfe
Producing region:
East Texas/North Louisiana	$315,710	82,138	$3.84	$802,579	87,540	$9.17	$(486,869)	(5,402)	$(5.33)
Appalachia	91,832	19,184	4.79	209,221	20,899	10.01	(117,389)	(1,715)	(5.22)
Permian and other	58,784	8,827	6.66	149,878	11,897	12.60	(91,094)	(3,070)	(5.94)
Mid-Continent	84,179	18,013	4.67	243,148	24,239	10.03	(158,969)	(6,226)	(5.36)

Total	$550,505	128,162	4.30	$1,404,826	144,575	9.72	$(854,321)	(16,413)	(5.42)

Total oil and natural gas revenues for 2010 were $515.2 million compared with $550.5 million for 2009 and $1.4 billion for 2008. For 2010, natural gas represented 89.8% of our oil and natural gas revenues, compared to 2009, where natural gas represented 84.7% of our oil and natural gas revenues and 2008, where natural gas represented 84.6% of our oil and natural gas revenues.

The 6.4% decrease in oil and gas revenues in 2010 from 2009 is primarily a result of the reduced volumes attributable to the Appalachia JV, the full year impact of the 2009 Divestitures and the East Texas/North Louisiana JV, partially offset by increases in the prices. The average sales price of oil per Bbl, excluding the impact of derivative financial instruments, increased from $53.72 per Bbl in 2009 to $76.18 per Bbl in 2010, or 41.8%. The average natural gas sales price, excluding the impact of derivative financial instruments, was $4.29 per Mcf, an increase of 9.2% for 2010 compared with $3.93 per Mcf 2009.

The 60.8% decrease in oil and gas revenues from 2008 to 2009 is primarily a result of the 2009 Divestitures and the East Texas/North Louisiana JV and declines in the prices. The average sales price of oil per Bbl, excluding the impact of derivative financial instruments, decreased from $96.93 per Bbl in 2008 to $53.72 per Bbl in 2009, or 44.6%. The average natural gas sales price in 2009, excluding the impact of derivative financial instruments, was $3.93 per Mcf, a decrease of 56.6% compared with $9.06 per Mcf in 2008. The decline in 2009 from 2008 prices reflects a commodity price decline trend that started at end of the third quarter of 2008 and continued through 2009.

The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand. Demand is impacted by general economic conditions, estimates of oil and natural gas in storage, weather and other seasonal conditions, including hurricanes and tropical storms. Market conditions involving over or under supply of natural gas can result in substantial price volatility. Historically, commodity prices have been volatile and we expect the volatility to continue in the future. Changes in oil and natural gas prices have a significant impact on our oil and natural gas revenues, cash flows, quantities of estimated Proved Reserves and related liquidity. Assuming our 2010 production levels, a change of $0.10 per Mcf of natural gas sold would result in an annual increase or decrease in revenues of approximately $107.9 million and a change of $1.00 per Bbl of oil sold would result in an annual increase or decrease in revenues and cash flow of approximately $0.7 million without considering the effects of derivative financial instruments. In addition, our production volumes are impacted by shut in volumes of natural gas due to operational requirements associated with fracture stimulation on near-by horizontal wells, seasonal supply and demand conditions from end users and general maintenance and repairs to our wells. While these shut in volumes are typically for short periods of time, they may have impacts to our revenues, cash flows and results of operations.

Oil and natural gas operating costs

Our oil and natural gas operating costs for 2010, 2009, and 2008 were $84.1 million, $138.7 million and $161.2 million, respectively. The decreases from year to year are due primarily to our divestitures in both 2010 and 2009. Management believes that analyses on a per Mcfe basis provide a more meaningful measure than the absolute dollar decreases since the divestitures in 2010 and 2009 and the acquisitions in 2008 significantly impacted the absolute dollar amounts.

As shown in the table below, on a per Mcfe basis, oil and natural gas operating expenses for 2010 decreased $0.33 per Mcfe from the same period in 2009. The net $0.31 per Mcfe decrease in East Texas/North Louisiana is a result of increased production in our Haynesville shale, which has a relatively low lease operating rate per Mcfe, partially offset by costs in our Vernon Field and Cotton Valley area where operating costs contain a large fixed cost component and production volumes have decreased due to suspension of drilling. The increases in Appalachia and Permian are primarily the result of production declines associated with suspended drilling operations without a corresponding decrease in costs to offset the decline in production.

	Twelve months ended December 31,
	2010			2009			Period to period change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$48,255	$10,735	$58,990	$65,827	$10,220	$76,047	$(17,572)	$515	$(17,057)
Appalachia	14,929	216	15,145	29,244	1,455	30,699	(14,315)	(1,239)	(15,554)
Permian and other	9,127	883	10,010	10,091	1,521	11,612	(964)	(638)	(1,602)
Mid-Continent	—	—	—	19,541	760	20,301	(19,541)	(760)	(20,301)

Total	$72,311	$11,834	$84,145	$124,703	$13,956	$138,659	$(52,392)	$(2,122)	$(54,514)

(per Mcfe)	Twelve months ended December 31,
	2010			2009			Period to period change
	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$0.50	$0.11	$0.61	$0.80	$0.12	$0.92	$(0.30)	$(0.01)	$(0.31)
Appalachia	1.58	0.02	1.60	1.52	0.08	1.60	0.06	(0.06)	—
Permian and other	1.28	0.12	1.40	1.14	0.17	1.31	0.14	(0.05)	0.09
Mid-Continent	—	—	—	1.08	0.04	1.12	(1.08)	(0.04)	(1.12)
Operating costs per Mcfe	0.64	0.11	0.75	0.97	0.11	1.08	(0.33)	—	(0.33)

As shown in the table below, on a per Mcfe basis, oil and natural gas operating costs for the year ended December 31, 2009 decreased by $0.03 per Mcfe from year ended December 31, 2008. Direct lease operating expenses per unit decreased by $0.02 per Mcfe, or 2.0%, for the year ended December 31, 2009, from the year ended December 31, 2008. These decreases are principally the result of lower operating costs in our East Texas/North Louisiana area where increasing volumes from Haynesville wells benefit the unit rate. Benefits from the Haynesville results are partially offset by declining volumes from our base production in Vernon and Cotton Valley that tend to increase the unit rate. The increases in Appalachia and Permian were a result of suspended drilling operations in 2009, which resulted in production declines, but not a corresponding decline in costs to offset the production declines.

(in thousands)	Twelve months ended December 31,
	2009			2008			Period to period change
	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$65,827	$10,220	$76,047	$74,720	$11,950	$86,670	$(8,893)	$(1,730)	$(10,623)
Appalachia	29,244	1,455	30,699	29,548	2,056	31,604	(304)	(601)	(905)
Permian and other	10,091	1,521	11,612	10,916	1,941	12,857	(825)	(420)	(1,245)
Mid-Continent	19,541	760	20,301	28,987	1,054	30,041	(9,446)	(294)	(9,740)

Total	$124,703	$13,956	$138,659	$144,171	$17,001	$161,172	$(19,468)	$(3,045)	$(22,513)

	Twelve months ended December 31,
	2009			2008			Period to period change
	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
(per Mcfe)
Producing region:
East Texas/North Louisiana	$0.80	$0.12	$0.92	$0.85	$0.14	$0.99	$(0.05)	$(0.02)	$(0.07)
Appalachia	1.52	0.08	1.60	1.41	0.10	1.51	0.11	(0.02)	0.09
Permian and other	1.14	0.17	1.31	0.92	0.16	1.08	0.22	0.01	0.23
Mid-Continent	1.08	0.04	1.12	1.20	0.04	1.24	(0.12)	(0.00)	(0.12)
Operating costs per Mcfe	0.97	0.11	1.08	0.99	0.12	1.11	(0.02)	(0.01)	(0.03)

Midstream operations

Until our adoption of the equity method of accounting in connection with the formation of TGGT in August 2009, our midstream revenues were principally derived from three of our wholly owned subsidiaries:

•	TGG, which owns gathering systems in East Texas and North Louisiana;

•	Talco, which owns gathering systems in East Texas and North Louisiana; and

•	Vernon Gathering LLC, a gathering system located in Jackson Parish, Louisiana.

Revenues in our midstream segment were primarily derived from sales of natural gas purchased for resale and fees earned from gathering, treating and compression of natural gas. We do not own any natural gas processing facilities.

TGGT holds our East Texas/North Louisiana midstream assets, exclusive of the Vernon Field gathering assets. TGGT is accounted for using the equity method of accounting. Effective with the formation of TGGT in August 2009, the net operations of Vernon Gathering are reflected as a component of “Gathering and transportation” on our consolidated statements of operations.

Due to the rapid natural gas production growth in the Haynesville/Bossier shale, TGGT has increased its throughput dramatically in its core areas of operation within East Texas and North Louisiana. TGGT’s primary customers are EXCO and BG Group. TGGT owns and operates TGG Pipeline, Ltd., or TGG, and Talco Midstream Assets, Ltd., or Talco. The assets of TGG include treating facilities and gathering pipelines that connect to downstream pipelines. Talco’s assets primarily consist of gathering pipelines that provide well hookups and lateral connections. Total throughput capacity currently exceeds 1.0 Bcf per day.

In 2010, TGG completed a 27 mile, 36–inch diameter header for gathering natural gas from Haynesville/Bossier shale and Cotton Valley wells, principally in DeSoto Parish, Louisiana. TGG operates amine, glycol, and H2S treating facilities, which treat natural gas in order to meet pipeline quality specifications for downstream transportation. TGGT’s system has access to 13 interstate and intrastate pipeline markets. TGG has approximately 126 miles of pipeline comprised of 12, 16, and 20-inch diameter pipe in its legacy East Texas area with a current throughput capacity of approximately 460 Mmcf per day. TGG continues to see growth in throughput in both its existing East Texas gathering system area as well as in its new shale-focused systems in the North Louisiana area.

Additionally, TGG has initiated major midstream expansion efforts in the Shelby Area in East Texas. Certain pipelines and facilities were completed in 2010 and upon completion in 2011, TGGT estimates it will operate approximately 72 miles of gathering systems. The current throughput capacity is approximately 190 Mmcf per day, and the throughput capacity is planned to increase to approximately 740 Mmcf per day by the third quarter of 2011. In addition, the gathering systems are expected to have treating capacity in excess of 500 Mmcf per day by year end 2011.

In addition to TGGT, we also hold an equity interest in the Appalachia Midstream JV, a midstream company in our Appalachia area of operations. As of December 31, 2010, Appalachia midstream is evaluating its alternatives which will be dependent on the results of our 2011 drilling appraisal program in the Appalachia JV.

For the year ended December 31, 2009, midstream revenues were $76.5 million compared with $147.6 million for year ended December 31, 2008. The decrease in sales for 2009 is due to the combination of lower prices received in 2009 from the sales of natural gas we purchased for resale, lower condensate prices and the adoption of the equity method of accounting for TGGT’s operations on August 14, 2009. Our midstream operating expenses before intersegment elimination, which includes the cost of natural gas purchased and then resold, for the year ended December 31, 2009 decreased $56.3 million from the year ended December 31, 2008. The decrease in midstream operating expenses was primarily attributable to a decline in the prices we paid for the natural gas we purchased for resale along with the formation of TGGT and adoption of the equity method of accounting for TGGT’s operations. These decreases were offset by increases in both operating expenses and gas purchases resulting from the 2008 midstream acquisitions as well as the expansion of our gathering and transportation facilities in the East Texas/North Louisiana operating area in support of our Haynesville projects.

Gathering and transportation

We report gathering and transportation costs in accordance with FASB Section 605-45-05 of Subtopic 605-45 for Revenue Recognition. We generally sell oil and natural gas under two types of agreements which are common in our industry. Both types of agreements include a transportation charge. One is a netback arrangement, under which we sell oil or natural gas at the wellhead and collect a price, net of the transportation incurred by the purchaser. In this case, we record sales at the price received from the purchaser, net of the transportation costs. Under the other arrangement, we sell oil or natural gas at a specific delivery point, pay transportation to a third party and receive proceeds from the purchaser with no transportation deduction. In this case, we record the transportation cost as gathering and transportation expense. Due to these two distinct selling arrangements, our computed realized prices, before the impact of derivative financial instruments, contain revenues which are reported under two separate bases. Gathering and transportation expenses totaled $54.9 million for year ended December 31, 2010, compared to $19.0 million for the year ended December 31, 2009 and $14.2 million for the year ended December 31, 2008. The overall increase in gathering and transportation expenses is a result of new firm transportation agreements in the Haynesville area, which commenced in February 2010, along with the fees charged by TGGT.

In connection with our change from reporting our midstream operations as a separate business segment, we began reporting the net results of operations from our Vernon Gathering system as a component of gathering and transportation expenses in the third quarter of 2009.

We have entered into firm transportation agreements with pipeline companies to facilitate sales as we expand our Haynesville volumes and report these firm transportation costs as a component of gathering and transportation expenses. By the end of 2011, our firm transportation agreements will cover over 870 Bcf per day with annual minimum gathering expenses of approximately $89.2 million.

Production and ad valorem taxes

Production and ad valorem taxes were $24.0 million, $39.0 million and $76.9 million for 2010, 2009, and 2008, respectively. On a percentage of revenue basis, before the impact of derivative financial instruments, production and ad valorem taxes were 4.7% of oil and natural gas sales for 2010, compared with 7.1% and 5.5% for 2009 and 2008, respectively. The decrease in the percentage of revenue basis for the twelve months ended December 31, 2010 compared to the same period in 2009 is primarily the result of the receipt of severance tax holidays on our Haynesville and Bossier shale wells in Louisiana. The increase in the percentage of revenue basis for the twelve months ended December 31, 2009 compared to the same period in 2008 is primarily the result of the different taxing jurisdictions in which we operate. Production taxes are set by state and local governments and vary as to the tax rate and the value to which that rate is applied. Ad valorem tax rates also vary widely. In Louisiana, where a substantial percentage of our production is derived, severance taxes are levied on a per Mcf basis. Therefore, the resulting dollar value of production is not sensitive to changes in prices for natural gas, except for holiday exemptions, if any. In our other operating areas, production taxes are predominantly price dependent.

In addition to our existing production and ad valorem taxes on current properties, we may be subject to new taxes or changes to existing rates in the future. The State of Louisiana, which raised its severance tax rate to

$0.33 per Mcf from $0.29 per Mcf effective July 1, 2009, decreased the rate to $0.164 per Mcf effective July 1, 2010. In addition, the Commonwealth of Pennsylvania has recently enacted legislation that budgets for revenue from the extraction of Marcellus shale natural gas with an effective date for implementation no later than January 1, 2011. However, the state legislature has not yet agreed on the funding mechanism.

Overall, our production and ad valorem tax rates per Mcfe were $0.21 per Mcfe for 2010, $0.30 per Mcfe for the year ended December 31, 2009 and $0.53 per Mcfe for the year ended December 31, 2008. The following tables present our severance and ad valorem taxes on a per Mcfe basis and percentage of revenue basis for our significant producing regions.

	Year ended December 31,
	2010					2009
(in thousands, except per unit rate)	Revenue	Production (Mmcfe)	Severance and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe	Revenue	Production (Mmcfe)	Severance and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe
Producing region:
East Texas/North Louisiana	$397,680	95,423	$16,914	4.3%	$0.18	$315,710	82,138	$24,162	7.7%	$0.29
Appalachia	45,962	9,427	1,740	3.8%	0.18	91,832	19,184	2,562	2.8%	0.13
Permian and other	71,584	7,156	5,385	7.5%	0.75	58,784	8,827	5,658	9.6%	0.64
Mid-Continent	—	—	—	—	—	84,179	18,013	6,588	7.8%	0.37

Total	$515,226	112,006	$24,039	4.7%	0.21	$550,505	128,162	$38,970	7.1%	0.30

	Year ended December 31,
	2009					2008
(in thousands, except per unit rate)	Revenue	Production (Mmcfe)	Severance and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe	Revenue	Production (Mmcfe)	Severance and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe
Producing region:
East Texas/North Louisiana	$315,710	82,138	$24,162	7.7%	$0.29	$802,579	87,540	$40,227	5.0%	$0.46
Appalachia	91,832	19,184	2,562	2.8%	0.13	209,221	20,899	5,545	2.7%	0.27
Permian and other	58,784	8,827	5,658	9.6%	0.64	149,878	11,897	12,712	8.5%	1.07
Mid-Continent	84,179	18,013	6,588	7.8%	0.37	243,148	24,239	18,415	7.6%	0.76

Total	$550,505	128,162	$38,970	7.1%	0.30	$1,404,826	144,575	$76,899	5.5%	0.53

Depreciation, depletion and amortization

The following table presents our depreciation, depletion and amortization expenses for the years ended December 31, 2010, 2009 and 2008. The depreciation, depletion and amortization rate per Mcfe produced varies significantly for each of the periods presented due to the various divestitures, acquisitions and ceiling test write-downs. The depreciation, depletion and amortization rate for the year ended December 31, 2010 was $1.75, a $0.03 increase from the year ended December 31, 2009. The increase was a result of increased drilling on proved undeveloped locations in the Haynesville area, offset by a decrease in depreciation related to the mid-year 2009 sale of our East Texas/North Louisiana gathering assets to our equity investment TGGT. The depreciation, depletion and amortization rate for the year ended December 31, 2009 was $1.72, a $1.46 decrease from year ended December 31, 2008. The decrease was a result of the first quarter 2009 $1.3 billion ceiling test write-down and the divestitures during 2009.

	Year ended December 31,			Year to year change 2010-2009	Year to year change 2009-2008
(in thousands)	2010	2009	2008
Depreciation, depletion and amortization costs:
Depletion expense	$179,613	$196,515	$435,595	$(16,902)	$(239,080)
Depreciation and amortization expense	$17,350	$24,923	$24,719	$(7,573)	$204
Depletion calculated rate per Mmcfe	$1.60	$1.53	$3.01	$0.07	$(1.48)
Depreciation and amortization calculated rate per Mmcfe	$0.15	$0.19	$0.17	$(0.04)	$0.02
Consolidated depreciation, depletion and amortization rate per Mcfe	$1.75	$1.72	$3.18	$0.03	$(1.46)

Accretion of discount on asset retirement obligations decreased to $3.8 million in 2010 from $7.1 million in 2009 and $6.7 million in 2008. The decrease in 2010 from 2009 reflects the 2009 Divestitures and the Appalachia JV in 2010. The increase in 2009 from 2008 is due to the combination of significant well additions and related plugging liabilities in connection with our 2008 acquisitions and increased estimates for the costs to plug and abandon properties. The increased estimates for plugging and abandoning properties reflect increased costs for labor, rig rates and materials used in those operations. The impact of our 2009 Divestitures on accretion expense was not significant to 2009 as the divestitures occurred throughout the year.

Write-down of oil and natural gas properties

For the year ended December 31, 2009, we recognized a ceiling test write-down of $1.3 billion to our oil and natural gas properties. For the year ended December 31, 2008, we recognized ceiling test write-downs of $2.8 billion to our proved oil and natural gas properties. There were no ceiling test write-downs in 2010.

General and administrative expenses

The following table presents our general and administrative expenses for the years ended December 31, 2010, 2009 and 2008 and changes for each of the years then ended.

	Year ended December 31,			Year to year change 2010-2009	Year to year change 2009-2008
(in thousands)	2010	2009	2008
General and administrative costs:
Gross general and administrative expense	$134,733	$137,038	$123,981	$(2,305)	$13,057
Operator overhead reimbursements	(16,176)	(24,600)	(24,902)	8,424	302
Capitalized acquisition and development charges	(13,443)	(13,261)	(11,511)	(182)	(1,750)

Net general and administrative expense	$105,114	$99,177	$87,568	$5,937	$11,609

General and administrative expense per Mcfe	$0.94	$0.77	$0.61	$0.17	$0.16

Our general and administrative costs for the twelve months ended December 31, 2010 were $105.1 million, or $0.94 per Mcfe, compared to $99.2 million, or $0.77 per Mcfe, for the same period in 2009, an increase of $5.9 million, or 6.0%.

Significant components of the overall increase include the following items:

•	increased salaries and benefit costs of $7.8 million due primarily to technical employees hired to exploit our shale resource asset base;

•	increased legal costs of $5.3 million due to various claims and settlements;

•	increased building rent and fees of $2.7 million due to expansion of our Dallas office;

•	increased travel costs of $1.9 million primarily related to joint venture activities; and

•	decreases in operator overhead recoveries of $8.4 million due to the 2009 Divestitures.

These increases were partially offset by recoveries of technical and administrative service costs of $18.6 million from our service agreement with BG Group, a $0.4 million decrease in share-based compensation due to a reduction in options granted in 2010 compared to prior years and a $1.0 million reduction in bad debt expense.

Net general and administrative expenses for the year ended December 31, 2009 were $99.2 million, or $0.77 per Mcfe, compared with $87.6 million, or $0.61 per Mcfe, in 2008, an increase of $11.6 million.

The primary components of the net increase of $11.6 million for the year ended December 31, 2009 were higher personnel costs of $16.4 million due to additional employees related to expansion of technical staff to exploit our shale resource asset base, $2.6 million in employee relocation and severance costs associated with our divestitures and office closures, $4.4 million in additional stock compensation expense related primarily to the acceleration of vesting of certain employees impacted by the divestitures, the impact that the increase in our stock price had on the valuation of our December 2009 grants compared to the December 2008 grants and increased rent of $1.6 million resulting from our 2008 expansion.

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

Gain on divestitures and other operating items

In 2010, we recognized a gain on the Appalachia JV of $528.9 million, after a reduction for estimated post-closing adjustments of $45.0 million in the fourth quarter of 2010. This gain was offset by the incurrence of operating expense items which we do not directly attribute to direct lease operating costs or normal general and administrative costs. Examples of these costs in 2010 include professional fees incurred by a special committee of our board of directors to evaluate strategic opportunities, valuation allowances to the carrying costs or losses from sales of our field inventory items, conventional rig contract terminations and certain legal costs. In 2009, we recognized gains of $691.9 million, which were also reduced by similar operating expense items described above. The 2008 items were not material.

Interest expense

Our interest expense for the year ended December 31, 2010 was $45.5 million compared to $147.2 million for the same period in 2009. The decrease is primarily due to the $56.6 million decrease in interest and deferred financing costs related to the $300.0 million senior unsecured term credit agreement, or the Term Credit Agreement, which was paid off on August 14, 2009, along with lower average balances on our credit agreement, a $7.1 million decrease related to the redemption of our the 2011 Notes, a $4.3 million decrease related to the final settlement on our interest rate swaps and a $15.0 million increase in capitalized interest. These decreases were partially offset by $16.7 million in interest expense on the 2018 Notes and $0.5 million related amortization of deferred financing costs.

Interest expense for the year ended December 31, 2009 was $147.2 million compared to $161.6 million for the same period in 2008. The decreased interest expense of $14.5 million is a result of $46.1 million decreased interest costs from our credit agreement due to the combination of significant reductions in outstanding debt beginning in the third quarter of 2009 and lower LIBO rates in 2009 compared to 2008, a $5.0 million decrease related to our interest rate swaps and a $2.0 million decrease related to a full year of capitalized interest. The decrease was offset by an increase of $9.0 million resulting primarily from the write-off of deferred financing fees related to the reduction of our debt on the credit agreement and $29.7 million of interest and deferred financing costs related to the Term Credit Agreement, which included a $15.0 million duration fee.

	Year ended December 31,			Year to year change 2010-2009	Year to year change 2009-2008
(in thousands)	2010	2009	2008
Interest expense:
2011 Notes(1)	$21,532	$28,653	$28,874	$(7,121)	$(221)
2018 Notes	16,700	—	—	16,700	—
EXCO Resources Credit Agreement	12,609	22,778	42,628	(10,169)	(19,850)
EXCO Operating credit agreement(2)	6,008	26,456	52,717	(20,448)	(26,261)
Term Credit Agreement	—	18,833	13,337	(18,833)	5,496
Amortization of deferred financing costs on EXCO Resources Credit Agreement	3,740	8,632	1,956	(4,892)	6,676
Amortization of deferred financing costs on EXCO Operating credit agreement(2)	4,436	5,362	3,014	(926)	2,348
Amortization of deferred financing costs on Term Credit Agreement	—	37,754	13,598	(37,754)	24,156
Amortization of deferred financing costs on 2018 Notes	537	—	—	537	—
Interest rate swaps settlements	2,063	12,180	(588)	(10,117)	12,768
Fair market value adjustment on interest rate swaps	(2,018)	(7,861)	9,878	5,843	(17,739)
Capitalized interest	(20,829)	(5,840)	(3,861)	(14,989)	(1,979)
Other interest expense	755	214	85	541	129

Total interest expense	$45,533	$147,161	$161,638	$(101,628)	$(14,477)

(1)	We issued the 2018 Notes on September 15, 2010 and used a portion of the proceeds to redeem the 2011 Notes on October 15, 2010.

(2)	On April 30, 2010, the EXCO Operating credit agreement was consolidated into the EXCO Resources Credit Agreement.

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

	Year ended December 31,			Year to year change 2010-2009	Year to year change 2009-2008
(in thousands)	2010	2009	2008
Derivative financial instrument activities:
Cash settlements on derivative financial instruments, excluding early terminations	$179,519	$478,463	$(109,300)	$(298,944)	$587,763
Cash settlements on early terminations of derivative financial instruments	37,936	—	—	37,936	—
Non-cash change in fair value of derivative financial instruments	(70,939)	(246,438)	493,689	175,499	(740,127)

Total derivative financial instrument activities	$146,516	$232,025	$384,389	$(85,509)	$(152,364)

The use of derivative financial instruments allows us to limit the impacts of volatile price fluctuations associated with oil and natural gas. The following table presents our natural gas prices, before the impact of derivative financial instruments, where average realized prices per Mcfe increased from $4.30 for the year ended December 31, 2009 to $4.60 during the year ended December 31, 2010. Excluding the impact of the cash settlement on early terminations of certain derivatives, average realized prices per Mcfe after the impact of our derivative financial instruments decreased our price from $8.03 to $6.20 per Mcfe during the year ended December 31, 2010 and decreased our price from $8.96 to $8.03 per Mcfe during the year ended December 31, 2009.

	Year ended December 31,			Year to year change 2010-2009	Year to year change 2009-2008
	2010	2009	2008
Realized pricing:
Oil per Bbl .	$76.18	$53.72	$96.93	$22.46	$(43.21)
Natural gas per Mcf	4.29	3.93	9.06	0.36	(5.13)
Natural gas equivalent per Mcfe	$4.60	$4.30	$9.72	$0.30	$(5.42)
Cash settlements on derivative financial instruments, excluding early terminations	1.60	3.73	(0.76)	(2.13)	4.49

Net price per Mcfe, including derivative financial instruments before early terminations	6.20	8.03	8.96	(1.83)	(0.93)
Cash settlements on early terminations of derivative financial instruments	0.34	—	—	0.34	—

Net price per Mcfe, derivative financial instruments	$6.54	$8.03	$8.96	$(1.49)	$(0.93)

Our total cash settlements for 2010 increased our other income by $217.5 million, or $1.94 per Mcfe compared to cash settlements increasing our other income by $478.5 million, or $3.73 per Mcfe, in 2009. Our cash settlements decreased our other income by $109.3 million, or $0.76 per Mcfe, in 2008. As noted above, the significant fluctuations between settlements of receipts on our derivative financial instruments demonstrate the aforementioned volatility in prices.

Our non-cash mark-to-market changes in the value of our oil and natural gas derivative financial instruments for the year ended December 31, 2010 resulted in a loss of $70.9 million compared to a loss of $246.4 million and a gain of $493.7 million for the years ended December 31, 2009 and 2008, respectively. The significant fluctuation was, again, attributable to high volatility in the prices for oil and natural gas between each of the years. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.

We expect to continue our comprehensive derivative financial instrument program as part of our overall acquisition and financing strategy to enhance our ability to execute our business plan over the entire commodity price cycle, protect our returns on investment, and manage our capital structure.

In January 2008, we entered into interest rate swaps to mitigate our exposure to fluctuations in interest rates on $700.0 million in principal through February 14, 2010 at LIBO rates ranging from 2.45% to 2.8%. For the year ended December 31,2010, we had realized losses from settlements of $2.1 million. These swaps expired on February 14, 2010 and as of December 31, 2010 we have not entered into any new interest rate swaps. For the year ended December 31, 2009, we had realized losses from settlements of $12.2 million and $2.0 million of cumulative non-cash unrealized losses attributable to our interest rate swaps. For the year ended December 31, 2008, we had realized gains from settlements of $0.6 million and $9.9 million of non-cash unrealized losses attributable to our interest rate swaps.

Income taxes

The following table presents a reconciliation of our income tax provision (benefit) for the years ended December 31, 2010, 2009 and 2008.

	Year ended December 31,
(in thousands)	2010	2009	2008
United States federal income taxes (benefit) at statutory rate of 35%	$235,737	$(177,207)	$(695,977)
Increases (reductions) resulting from:
Goodwill	11,556	43,455	—
Adjustments to the valuation allowance	(277,182)	141,975	526,372
Non-deductible compensation	2,098	2,808	2,321
State taxes net of federal benefit	29,050	(20,606)	(88,266)
Other	349	74	517

Total income tax provision	$1,608	$(9,501)	$(255,033)

During 2010, our income tax rate was impacted by an increase in income that resulted in utilization of net operating losses that was further adjusted by the release of valuation allowances against deferred tax assets. The net result is a current alternative minimum tax and state income tax liability related to divestitures of properties.

During 2009, our income tax rate was impacted by the recognition of valuation allowances against deferred tax assets, which were primarily due to ceiling test write-downs that caused previous book basis and tax basis differences to change from deferred tax liabilities to deferred tax assets and divestitures of properties.

During 2008, our income tax rate was impacted by the establishment of valuation allowances against deferred tax assets, which were primarily due to ceiling test write-downs that caused previous book basis and tax basis differences to change from deferred tax liabilities to deferred tax assets. Our deferred tax assets were offset by valuation allowances after testing to determine if the asset would meet a more likely than not criteria for realization pursuant to FASB ASC Topic 740—Income Taxes.

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

The Company adopted the provisions of FASB ASC Subtopic 740-10 Accounting for Income Taxes on January 1, 2007. As a result of ASC Subtopic 740-10, the Company recognized zero liabilities for unrecognized tax benefits. As of December 31, 2010, 2009 and 2008, the Company’s policy is to recognize interest related to unrecognized tax benefits of interest expense and penalties in operating expenses. The Company has not accrued any interest or penalties relating to unrecognized tax benefits in the current financials.

Our liquidity, capital resources and capital commitments

Overview

Our primary sources of capital resources and liquidity are internally generated cash flows from operations, borrowing capacity under the EXCO Resources Credit Agreement, dispositions of non-strategic assets, joint ventures and capital markets, when market conditions are favorable. Prior to our increased emphasis on horizontal drilling in our shale resource plays, we targeted funding our drilling and development capital spending programs within cash flows from operations. However, capital expenditure requirements to develop the Haynesville/Bossier shale, Marcellus shale and related midstream infrastructures are significant. While we expect our shale development programs to contribute significant reserve additions and production volumes, the required development capital to achieve these results are expected to exceed internally generated cash flow in 2011. Continued volatility in natural gas prices may also alter our development plans in 2011 and 2012.

Other factors which are expected to or could impact our liquidity, capital resources and capital commitments in 2011 include the following:

•	the utilization of the remaining balance of the East Texas/North Louisiana Carry in the first quarter;

•	the results of our appraisal and exploration programs in the Marcellus shale;

•	an extended period of low natural gas prices;

•	decisions by BG Group not to participate for their 50% share in acquisitions we made intended for either the East Texas/North Louisiana JV or the Appalachia JV;

•	excessive time lags in receiving reimbursements from BG Group related to purchases for their 50% share in property acquisitions in which they elect to participate;

•	continued expansion of our technical personnel required to support our drilling programs, particularly in Appalachia;

•	decreases in the percentage of our production covered by derivative financial instruments, coupled with expiration of higher priced derivative financial instruments;

•	acquisitions of unproved or undeveloped oil and natural gas properties with little or no current cash flows; and

•	continued upward trends in service costs related to horizontal drilling and completions.

Each of the aforementioned factors impact our near-term liquidity and we expect that we will be required to draw on our EXCO Resources Credit Agreement or seek other sources of capital to fund our operations.

Acquisitions are generally not budgeted as they tend to be opportunity driven and our current strategy is to limit acquisition activity to our target areas (East Texas/North Louisiana and Appalachia) for contiguous acreage blocks or “bolt-on” acreage, as economic conditions permit.

Our capital budget for 2011 totals $976.2 million and reflects our focus on the development of our Haynesville and Bossier shale plays in East Texas/North Louisiana and an increased emphasis in the Marcellus shale in Appalachia. The East Texas/North Louisiana JV and the Appalachia JV reduced our ownership interests in these properties by 50%. The joint ventures each provided for BG Group to fund 75% of our share of drilling and development costs on horizontal wells, up to specified dollar limits, which have provided, and continue to provide us with substantial economic benefit toward development of these shale resources. As of January 31, 2011, the unused East Texas/North Louisiana Carry was approximately $8.0 million, while $124.8 million of the Appalachia Carry remained unused.

The following table presents our liquidity and financial position as of December 31, 2010 and February 17, 2011:

(in thousands)	December 31, 2010	February 17, 2011
Cash(1)	$205,946	$181,009
Drawings under the EXCO Resources Credit Agreement	$849,000	$549,000
2018 Notes(2)	750,000	750,000
Total debt	1,599,000	1,299,000

Net debt	$1,393,054	$1,117,991

Borrowing base	$1,000,000	$1,000,000
Total of unused borrowing base(3)	$135,498	$435,498
Unused borrowing base plus cash(1)(3)	$341,444	$616,507

(1)	Includes restricted cash of $161.7 million at December 31, 2010 and $166.0 million at February 17, 2011.

(2)	Excludes unamortized bond discount of $10.7 million at December 31, 2010 and $10.6 million at February 17, 2011.

(3)	Net of letters of credit of $15.5 million at December 31, 2010 and at February 17, 2011.

Recent events affecting liquidity

On January 31, 2011, TGGT closed the TGGT Credit Agreement. Use of proceeds of the initial draw under the TGGT Credit Agreement included a distribution to EXCO and BG Group of $125.0 million each. We used the distribution to reduce the borrowings under the EXCO Resources Credit Agreement. The TGGT Credit Agreement, of which an affiliate of BG Group is a 50% lender, matures on January 31, 2016 and is collateralized by first lien mortgages on substantially all of the real and personal property of TGGT, including all of the equity interests of TGGT’s subsidiaries. The equity interests of TGGT held by EXCO and BG Group are not pledged and neither EXCO or BG Group are providing any guarantees or other credit support to the lenders. We expect the TGGT Credit Agreement, together with their cash flows from operations, will be sufficient to fund their 2011 capital expenditure programs, which will provide us with additional liquidity to fund our upstream operations.

During the fourth quarter of 2010, we entered into two transactions which will significantly expand our presence in the Appalachia region. On December 15, 2010, we funded an escrow account for the Chief Transaction for approximately $459.4 million, subject to receipt of consents from a third party, post-closing adjustments and completion of title diligence. At the time of acquisition, the properties were producing 22 Mmcf per day from 15 wells and 11 wells were awaiting completion. The Chief Transaction includes approximately 56,000 net acres prospective for the Marcellus shale development. On January 11, 2011, the necessary consents from the third party were received and escrow funds were released. On February 7, 2011, BG Group funded $229.7 million to acquire their 50% share of the Chief Transaction. In addition, we entered into a purchase and sale agreement to purchase additional Marcellus shale prospective acreage and shallow wells which hold the Marcellus deep rights from a private producer for $95.0 million, subject to further due diligence and post-closing adjustments. We anticipate that BG Group will participate in 50% of this acquisition.

On October 6, 2010, the lenders under the EXCO Resources Credit Agreement completed their regular semi-annual redetermination of our borrowing base, establishing a borrowing base of $1.0 billion, as requested by EXCO following the offering of the 2018 Notes. The next redetermination of the borrowing base is scheduled to occur on April 1, 2011.

On September 15, 2010, we issued the 2018 Notes. Net proceeds, after an original issue discount, commissions and fees and expenses were $724.1 million, a portion of which were used to redeem all $444.7 million principal amount and accrued interest of the 2011 Notes and to reduce the balance outstanding under the EXCO Resources Credit Agreement. As of result of the offering, current maturities of debt were extended to 2018 and availability under our credit agreement at September 30, 2010 was increased.

On July 19, 2010, we announced a stock repurchase program whereby we are permitted, but not required, to repurchase up to $200.0 million of our common stock in open market transactions, privately negotiated transactions or through a structured share repurchase program. Funds for the share repurchases will be from available cash or from availability under the EXCO Resources Credit Agreement. As of February 17, 2011, we have purchased 539,221 shares of our common stock at an aggregate cost of $7.5 million. The program is currently suspended as a result of the pending strategic alternatives being evaluated by a special committee of our Board of Directors in connection with a proposal from our Chairman and Chief Executive Officer to purchase all of our outstanding common stock which he does not already own.

We closed the Appalachia JV on June 1, 2010 with BG Group, which resulted in net proceeds of approximately $790.2 million, after a reduction of $45.0 million for estimated post-closing adjustments. The net proceeds from the Appalachia JV are subject to further adjustments, whether upward or downward, as we have not finalized the post-closing process. We expect to finalize all post-closing matters during 2011. We used the proceeds to reduce the outstanding balance on the EXCO Resources Credit Agreement and fund working capital to OPCO. We expect that near-term impacts from the Appalachia JV to our capital resources and liquidity will include the following:

•	A reduction in net operating cash flow reflecting the sale of 50% of our interest to BG Group in the existing shallow production of approximately 17.9 Mmcfe per day;

•	Increased drilling and development activities, which presently include an expected increase in horizontal drilling from two rigs as of December 31, 2010 to an average of four during calendar 2011;

•	Decreases in our net share of Marcellus drilling and completion costs on a per well basis arising from the Appalachia Carry; and

•

Increases in midstream capital expenditures to construct our 50% share of gathering systems, pipelines and other midstream infrastructure to support significant increases in future production from the Marcellus shale play.

On June 30, 2010, EXCO and BG Group jointly closed the Southwestern Transaction consisting of oil and natural gas properties in Shelby, San Augustine and Nacogdoches Counties, Texas from Southwestern Energy Company, or the Southwestern Transaction. The purchase price was $357.8 million ($178.9 million net to EXCO), after post-closing purchase price adjustments. Our net acquisition price was financed with borrowings under the EXCO Resources Credit Agreement. The development of these assets is governed by the East Texas/North Louisiana JV. The majority of the assets acquired in the Southwestern Transaction represent incremental working interests in properties that EXCO and BG Group acquired in the Common Transaction.

On May 14, 2010, EXCO and BG Group closed the joint purchase of the Common Transaction, which owned properties in Shelby, San Augustine and Nacogdoches Counties, Texas in the Haynesville and Bossier shales. The purchase price was approximately $442.1 million ($221.0 million net to EXCO), after post-closing purchase price adjustments. Our net acquisition price was financed with borrowings under the EXCO Resources Credit Agreement. The development of these assets is governed by the East Texas/North Louisiana JV.

Although recent financial reform legislation may negatively affect our capital and credit markets, and continued weakness in commodity prices, particularly natural gas, we believe that our capital resources from existing cash balances, anticipated cash flow from operating activities and available borrowing capacity under our credit agreement are adequate to execute our corporate strategies and to meet debt service obligations. Our future cash flows from operations are subject to a number of variables, including production volumes, oil and natural gas prices and drilling and service costs. The effectiveness of our derivative financial instruments and our ability to enter into additional derivative financial instruments may also impact our future cash flows. While we continue to evaluate opportunities to enter into derivative financial instruments, our recent percentage of expected production covered by derivative financial instruments has decreased compared to previous years.

Historical sources and uses of funds

Net increases (decreases) in cash are summarized as follows:

	Year ended December 31,
(amounts in thousands)	2010	2009	2008
Cash flows provided by operating activities	$339,921	$433,605	$974,966
Cash flows provided by (used in) investing activities	(712,854)	1,235,275	(1,708,579)
Cash flows provided by (used in) financing activities	348,755	(1,657,612)	735,242

Net increase (decrease) in cash	$(24,178)	$11,268	$1,629

Our primary sources of cash in 2010 were proceeds from our Appalachia JV and other assets sales, proceeds from the issuance of the 2018 Notes and cash flows from operating activities. We utilized these cash inflows to redeem our 2011 Notes, fund our drilling and development activities and close acquisitions. As of December 31, 2010, our total unrestricted and restricted cash was $205.9 million compared with $127.3 million as of December 21, 2009. Our consolidated debt was $1.6 billion as of December 31, 2010 compared with $1.2 billion as of December 31, 2009. The December 31, 2010 balance includes $459.4 million of borrowings to fund the Chief Transaction. On February 7, 2011, we received $229.7 million from BG Group for their share of this acquisition. As of February 17, 2011, our consolidated debt was reduced to $1.3 billion due primarily to BG Group reimbursements for acquisitions and the TGGT cash distribution.

In 2009, our primary sources of cash were from the East Texas/North Louisiana JV and TGGT transactions, the 2009 Divestitures and cash flows from operating activities, which together provided approximately $2.5 billion in cash. These cash sources, which were offset by uses of approximately $711.8 million in drilling and development and midstream equity investments, contributed to a reduction to our debt of over $2.1 billion.

Cash flows from operations

The primary factors impacting our cash flows from operations generally include: (i) levels of production from our oil and natural gas properties, (ii) prices we receive from sales of oil and natural gas production, including settlement proceeds or payments related to our oil and natural gas derivatives, (iii) operating costs of our oil and natural gas properties, (iv) costs of our general and administrative activities and (v) interest expense and other financing related costs in 2010. Our cash flows from operations have been significantly impacted by fluctuations in oil and natural gas prices and our production volumes. Our production volumes in 2010 were negatively impacted by the 2009 Divestitures, the East Texas/North Louisiana JV in August 2009 and the Appalachia JV in June 2010. For the month of December 2008, prior to the 2009 Divestitures and joint venture transactions with BG Group, our production averaged 407 Mmcfe per day. Due to the success of our Haynesville shale drilling program, we have made significant progress towards replenishing these volumes, which averaged 374 Mmcfe per day for the month of December 2010. Prices of oil and natural gas have historically been, and continue to be, volatile. We use derivative financial instruments to help mitigate this price volatility.

Net cash provided by operating activities was $339.9 million for the year ended December 31, 2010 compared with $433.6 million for the year ended December 31, 2009. The 21.6% decrease is attributable primarily to lower production volumes resulting from the 2009 Divestitures and East Texas/North Louisiana JV and lower cash settlements of our oil and natural gas derivatives. These decreases were partially offset by higher average oil and natural gas prices during 2010 compared with average prices during the same period in 2009. At February 17, 2010, our cash and cash equivalents balance was $15.0 million and our restricted cash account, which is principally used for Haynesville development operations, was $166.0 million.

Investing activities

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

Acquisitions and capital expenditures

The following table presents our capital expenditures for the years ended December 31, 2010, 2009 and 2008. The 2010 capital expenditures do not include the $459.4 million we funded for the Chief Transaction as the necessary consents to release funds from escrow were not received from third parties until January 11, 2011.

	Year ended December 31,
(in thousands)	2010	2009	2008
Capital expenditures:
Oil and natural gas property acquisitions(1)	$533,941	$233,634	$700,174
Midstream acquisitions	—	—	66,172
Lease purchases(2)	95,843	106,040	187,134
Development capital expenditures	346,582	299,837	693,173
Midstream capital additions	—	53,122	54,993
Seismic	21,335	12,400	15,833
Gas gathering and water pipelines	23,607	1,176	4,862
Corporate and other	74,427	38,957	33,139

Total capital expenditures	$1,095,735	$745,166	$1,755,480

(1)	2010 acquisitions include the Common Transaction and Southwestern Transaction.

(2)	Excludes reimbursements from BG Group of $58.3 million in 2010.

Our acquisitions in 2010 and 2009 emphasized expansion of undeveloped acreage portfolios in the Haynesville and Bossier shales in East Texas/North Louisiana and the Marcellus shale in Appalachia.

During 2008, we completed acquisitions of conventional oil and natural gas producing assets, undeveloped locations and other oil and natural gas assets totaling $766.3 million.

We commenced our shift in strategy by focusing on undeveloped acreage in East Texas/North Louisiana and Appalachia to exploit the Haynesville and Marcellus shales. In Appalachia, most of our existing shallow production areas and newly acquired leasehold interests hold deep rights in the Marcellus shale formation. Similarly, in East Texas/North Louisiana, our existing production areas and newly acquired leasehold interests hold deep rights in the Haynesville/Bossier shale play. We spent approximately $64.9 million in the Haynesville/Bossier shale plays in East Texas/North Louisiana and approximately $92.1 million in the Marcellus shale play in the Appalachia region of the United States during 2008.

Future capital expenditures are subject to a number of variables including our oil and natural gas production volumes, fluctuations in oil and natural gas prices, availability of borrowings under our credit agreement and ability to service our debt. If our cash flows decline from current levels, we may be required to reduce our capital expenditure budget, which in turn may affect our production in future periods. Continued weakness in natural gas prices, expiration of our higher priced derivative financial instruments and projected increased capital expenditures in 2011 will likely require increased borrowing under the EXCO Resources Credit Agreement to meet our present production targets.

2011 Capital budget

Our capital budget for 2011 will continue to emphasize development of our significant shale resources in the Haynesville/Bossier shale play in East Texas/North Louisiana, but also reflects a significant increase in appraisal and development of our Marcellus shale play acreage in Appalachia.

The budgeted 2011 capital expenditures for exploration and development activities total $976.2 million, which reflects utilization of $124.8 million of the Appalachia Carry. The East Texas/North Louisiana Carry

covering drilling and development costs in the Haynesville/Bossier shales in East Texas/North Louisiana will be fully utilized during the first quarter of 2011 and we are now obligated to fund our 50% share of future activities in this area. The following table presents a comparison of our 2011 capital expenditure budget to our actual 2010 capital expenditures. The 2011 capital expenditures budget does not include any equity contributions to TGGT as we expect the capital programs to be funded from cash flows and available borrowing capacity under the TGGT Credit Agreement.

(in millions, except wells)	2011 planned gross wells	2011 capital budget	2010 actual spending	Year to year change
East Texas/North Louisiana	233	$781.8	$339.7	$442.1
Appalachia	68	82.8	106.8	(24.0)
Permian	72	53.4	40.9	12.5
Corporate and other	—	58.2	74.4	(16.2)

Total	373	$976.2	$561.8	$414.4

Credit agreement and long-term debt

As of February 17, 2011 we had total debt outstanding of approximately $1.3 billion consisting of borrowings under the EXCO Resources Credit Agreement of $549.0 million and $750.0 million of the 2018 Notes. Terms and conditions of each of the debt obligations are discussed below. On October 15, 2010, we redeemed our 2011 Notes. Funds to redeem the 2011 Notes were provided from net proceeds from issuance of the 2018 Notes. Our ability to borrow from sources other than the EXCO Resources Credit Agreement is subject to certain restrictions imposed by our lenders and the Indenture. These agreements contain limitations and restrictions on incurring additional indebtedness and pledging our assets.

EXCO Resources Credit Agreement

The EXCO Resources Credit Agreement has a current borrowing base of $1.0 billion. On February 17, 2011, we had $549.0 million of outstanding indebtedness and $435.5 million of available borrowing capacity under the EXCO Resources Credit Agreement. The majority of EXCO’s subsidiaries are guarantors under the EXCO Resources Credit Agreement, except those subsidiaries which are jointly held with BG Group and one other subsidiary that is wholly owned by us. The EXCO Resources Credit Agreement permits certain investments, loans and advances to the unrestricted subsidiaries that are jointly held with BG Group. On July 19, 2010, the EXCO Resources Credit Agreement was amended to allow for stock repurchases of up to $200.0 million. On September 15, 2010, the agreement was further amended to permit the redemption of the 2011 Notes by issuance of our 2018 Notes.

Borrowings under the EXCO Resources Credit Agreement are collateralized by first lien mortgages providing a security interest of not less than 80% of the Engineered Value, as defined in the EXCO Resources Credit Agreement, in our oil and natural gas properties evaluated by the lenders for purposes of establishing our borrowing base. We are permitted to have derivative financial instruments covering no more than 100% of the forecasted production total Proved Reserves (as defined in the agreement) during the first two years of the forthcoming five year period, 90% of the forecasted production from total Proved Reserves for any month during the third year of the forthcoming five year period and 85% of the forecasted production from total Proved Reserves during the fourth and fifth year of the forthcoming five year period.

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

The interest rate ranges from LIBOR plus 200 basis points, or bps, to LIBOR plus 300 bps depending upon borrowing base usage. The facility also includes an Alternate Base Rate, or ABR, pricing alternative ranging from ABR plus 100 bps to ABR plus 200 bps depending upon borrowing base usage. Based on a one month LIBOR of 0.26% on February 17, 2011, we would incur an interest rate of 2.76% on any new indebtedness we may incur under the EXCO Resources Credit Agreement.

As of December 31, 2010, we were in compliance with the financial covenants contained in the EXCO Resources Credit Agreement, which require that we:

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

2018 Notes

On September 15, 2010 we closed an underwritten offering of $750.0 million aggregate principal amount of 7.5% senior unsecured notes maturing on September 15, 2018. We received proceeds of approximately $724.1 million from the offering after deducting an original issue discount of $11.0 million and commissions, estimated offering fees and expenses of $14.9 million. The remaining net proceeds from the offering were used to redeem the 2011 Notes with the balance of approximately $271.3 million being used to pay a portion of the outstanding balance under the EXCO Resources Credit Agreement. The notes are guaranteed on a senior unsecured basis by EXCO’s consolidated subsidiaries, other than EXCO Water Resources, LLC and all of our jointly-held equity investments with BG Group. Our midstream equity investments with BG Group are designated as unrestricted subsidiaries under the Indenture governing the 2018 Notes.

As of December 31, 2010, $750.0 million in principal was outstanding on our 2018 Notes. The unamortized discount on the 2018 Notes at December 31, 2010 was $10.7 million. The estimated fair value of the 2018 Notes, based on quoted market prices, was $736.1 million on December 31, 2010.

Interest on the on the 2018 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2011.

The Indenture governing the 2018 Notes contains covenants, which may limit our ability and the ability of our restricted subsidiaries to:

•	incur or guarantee additional indebtedness;

•	pay dividends on our capital stock (over $50.0 million per annum) or make other distributions or repurchase or redeem our capital stock;

•	prepay, redeem or repurchase certain debt;

•	make certain investments and loans;

•	sell assets;

•	incur liens on our assets;

•	enter into transactions with affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.

Other activities

On July 10, 2010, we announced a stock repurchase program whereby we are permitted, but not required, to repurchase up to $200.0 million of our common stock in open market transactions, in privately negotiated transactions or through a structured share repurchase program. Funds for the share repurchases will be from available cash or under our existing debt facilities. As of February 17, 2011, we have purchased 539,221 shares of our common stock at an aggregate cost of $7.5 million. The program is currently suspended as a result of the pending strategic alternatives being evaluated by a special committee of our Board of Directors in connection with a proposal from our Chairman and Chief Executive Officer to purchase all of our outstanding common stock that he does not already own.

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

Our objective in entering into oil and natural gas derivative contracts is to mitigate the impact of price fluctuations and achieve a more predictable cash flow associated with our operations and related borrowings under the EXCO Resources Credit Agreement. These transactions limit our exposure to declines in prices, but also limit the benefits we would realize if oil and natural gas prices increase. As of January 31, 2011, we had derivative financial instrument contracts in place for the volumes and prices shown below:

(in thousands, except prices)	NYMEX gas volume - Mmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Bbls	Weighted average contract price per Bbl
Swaps:
Remainder Q1 2011	14,455	$5.28	89	$111.32
Q2 2011	22,295	5.28	136	111.32
Q3 2011	22,540	5.28	138	111.32
Q4 2011	22,540	5.28	138	111.32
2012	53,070	5.37	275	95.70
2013	5,475	5.99	—	—

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

Contractual obligations and commercial commitments

The following table presents a summary of our contractual obligations at December 31, 2010:

	Payments due by period
(in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Long-term debt—2018 Notes(1)	$—	$—	$—	$750,000	$750,000
Long-term debt—EXCO Resources Credit Agreement(2)	—	849,000	—	—	849,000
Firm transportation services(3)	58,762	177,788	177,174	474,399	888,123
Pending acquisitions(4)	90,250	—	—	—	90,250
Other fixed commitments(5)	115,315	160,294	25,552	7,791	308,952
Drilling contracts	88,500	51,935	28	—	140,463
Operating leases	7,251	13,014	10,251	1,120	31,636

Total contractual obligations	$360,078	$1,252,031	$213,005	$1,233,310	$3,058,424

(1)	Our Senior Notes are due on September 15, 2018. The annual interest obligation is $56.3 million.

(2)	The EXCO Resources Credit Agreement, as amended, matures on April 30, 2014.

(3)	Firm transportation services reflect contracts whereby EXCO commits to transport a minimum quantity of natural gas on a shippers’ pipeline. Whether or not EXCO delivers the minimum quantity, we pay the fees as if the quantities were delivered.

(4)	On December 17, 2010, we signed an agreement to purchase properties in Appalachia for $95.0 million, with an expected closing date of March 1, 2011. At December 31, 2010, we paid a deposit of $4.8 million, which is classified as “Deposits on pending acquisitions” on the consolidated balance sheets. We anticipate that BG Group will participate in 50% of this acquisition.

(5)	Other fixed commitments are primarily related to completion service contracts.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas. Pricing for oil and natural gas production is volatile. The following table sets forth our oil and natural gas derivatives:

(in thousands, except prices)	Volume Mmbtus/Bbls	Weighted average strike price per Mmbtu/Bbl	Fair value at January 31, 2011
Natural gas:
Swaps:
Remainder 2011	81,830	$5.28	$57,542
2012	53,070	5.37	20,436
2013	5,475	5.99	4,111

Total natural gas	140,375		82,089

Oil:
Swaps:
Remainder 2011	501	111.32	6,918
2012	275	95.70	(1,090)

Total oil	776		5,828

Total oil and natural gas and derivatives			$87,917

At January 31, 2011, the average forward NYMEX oil prices per Bbl for calendar year 2011 and 2012 were $96.69 and $99.77, respectively, and the average forward NYMEX natural gas prices per Mmbtu for calendar 2011 and 2012 were $4.56 and $4.98, respectively. Our reported earnings and assets or liabilities for derivative financial instruments will continue to be subject to significant fluctuations in value due to price volatility.

Realized gains or losses from the settlement of our oil and natural gas derivatives are recorded in our financial statements as increases or decreases in other income or loss. For example, using the oil swaps in place as of December 31, 2010 for 2011, if the settlement price exceeds the actual weighted average strike price of $111.32 per Bbl, then a reduction in other income (expense) would be recorded for the difference between the settlement price and $111.32 per Bbl, multiplied by the hedged volume of 501 Mbbls. Conversely, if the settlement price is less than $111.32 per Bbl, then an increase in other income (expense) would be recorded for the difference between the settlement price and $111.32 per Bbl, multiplied by the hedged volume of 501 Mbbls. For example, for a hedged volume of 501 Mbbls, if the settlement price is $112.32 per Bbl then other income (expense) would decrease by $0.5 million. Conversely, if the settlement price is $110.32 per Bbl, oil and natural gas revenue would increase by $0.5 million.

Interest rate risk

At December 31, 2010, our exposure to interest rate changes related primarily to borrowings under our credit agreement and interest earned on our short-term investments. The interest rate is fixed at 7.5% on the $750.0 million outstanding on our 2018 Notes. Interest is payable on borrowings under our credit agreement based on a floating rate as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our liquidity, capital resources and capital commitments.” At December 31, 2010, we had $849.0 million in outstanding borrowings under our credit agreement. A 1% change in interest rates based on the variable borrowings as of December 31, 2010 would result in an increase or decrease in our interest costs of $8.5 million per year. The interest we pay on these borrowings is set periodically based upon market rates.

In January 2008, we entered into financial risk management instruments to mitigate our exposure to fluctuations in interest rates on $700.0 million in principal through February 14, 2010 at LIBO rates ranging from 2.45% to 2.8%. These swaps expired on February 14, 2010 and we have not entered into any new agreements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EXCO RESOURCES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of

EXCO Resources, Inc.:

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment, management believes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

The effectiveness of EXCO Resources, Inc.’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

By:	/S/ DOUGLAS H. MILLER	By:	/s/ STEPHEN F. SMITH
Title:	Chief Executive Officer	Title:	President and Chief Financial Officer

Dallas, Texas

February 24, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

EXCO Resources, Inc.:

We have audited EXCO Resources, Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EXCO Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, EXCO Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EXCO Resources, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 24, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas

February 24, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

EXCO Resources, Inc.:

We have audited the accompanying consolidated balance sheets of EXCO Resources, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EXCO Resources, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EXCO Resources, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas

February 24, 2011

EXCO Resources, Inc.

Consolidated balance sheets

	December 31,
(in thousands)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$44,229	$68,407
Restricted cash	161,717	58,909
Accounts receivable, net:
Oil and natural gas	80,740	56,485
Joint interest	104,358	47,104
Interest and other	35,594	10,832
Inventory	7,876	15,830
Derivative financial instruments	73,176	138,120
Other	12,770	6,401

Total current assets	520,460	402,088

Equity investments	379,001	216,987
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	599,409	492,882
Proved developed and undeveloped oil and natural gas properties	2,370,962	1,875,749
Accumulated depletion	(1,312,216)	(1,132,604)

Oil and natural gas properties, net	1,658,155	1,236,027

Gas gathering assets	157,929	180,506
Accumulated depreciation and amortization	(24,772)	(22,841)

Gas gathering assets, net	133,157	157,665

Office, field and other equipment, net	43,149	31,771
Deferred financing costs, net	30,704	7,602
Derivative financial instruments	23,722	34,677
Goodwill	218,256	269,656
Deposits on acquisitions	464,151	0
Other assets	6,665	2,421

Total assets	$3,477,420	$2,358,894

See accompanying notes.

EXCO Resources, Inc.

Consolidated balance sheets

	December 31,
(in thousands, except per share and share data)	2010	2009
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$152,999	$112,991
Revenues and royalties payable	108,830	79,356
Accrued interest payable	18,983	16,193
Current portion of asset retirement obligations	900	900
Income taxes payable	211	210
Derivative financial instruments	3,775	3,264

Total current liabilities	285,698	212,914

Long-term debt, net of current maturities	1,588,269	1,196,277
Deferred income taxes	0	0
Derivative financial instruments	4,200	11,688
Asset retirement obligations and other long-term liabilities	58,701	78,427
Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 authorized shares; none issued and outstanding	0	0
Common stock, $0.001 par value; 350,000,000 authorized shares; 213,736,266 shares issued and 213,197,045 shares outstanding at December 31, 2010; 211,905,509 shares issued and outstanding at December 31, 2009	214	212
Additional paid-in capital	3,151,513	3,105,238
Accumulated deficit	(1,603,696)	(2,245,862)
Treasury stock, at cost; 539,221 shares at December 31, 2010	(7,479)	0

Total shareholders’ equity	1,540,552	859,588

Total liabilities and shareholders’ equity	$3,477,420	$2,358,894

See accompanying notes.

EXCO Resources, Inc.

Consolidated statements of operations

	Year ended December 31,
(in thousands, except per share data)	2010	2009	2008
Revenues:
Oil and natural gas	$515,226	$550,505	$1,404,826
Midstream	—	35,330	85,432

Total revenues	515,226	585,835	1,490,258

Costs and expenses:
Oil and natural gas production	108,184	177,629	238,071
Midstream operating	—	35,580	82,797
Gathering and transportation	54,877	18,960	14,206
Depreciation, depletion and amortization	196,963	221,438	460,314
Write-down of oil and natural gas properties	0	1,293,579	2,815,835
Accretion of discount on asset retirement obligations	3,758	7,132	6,703
General and administrative	105,114	99,177	87,568
Gain on divestitures and other operating items	(509,872)	(676,434)	(2,692)

Total costs and expenses	(40,976)	1,177,061	3,702,802

Operating income (loss)	556,202	(591,226)	(2,212,544)
Other income (expense):
Interest expense	(45,533)	(147,161)	(161,638)
Gain on derivative financial instruments	146,516	232,025	384,389
Equity income (loss)	16,022	(69)	—
Other income (expense)	327	126	1,289

Total other income (expense)	117,332	84,921	224,040

Income (loss) before income taxes	673,534	(506,305)	(1,988,504)
Income tax expense (benefit)	1,608	(9,501)	(255,033)

Net income (loss)	671,926	(496,804)	(1,733,471)
Preferred stock dividends	—	—	(76,997)

Net income (loss) available to common shareholders	$671,926	$(496,804)	$(1,810,468)

Earnings (loss) per common share:
Basic
Net income (loss)	$3.16	$(2.35)	$(11.81)

Weighted average common shares outstanding	212,465	211,266	153,346

Diluted
Net income (loss)	$3.11	$(2.35)	$(11.81)

Weighted average common and common equivalent shares outstanding	215,735	211,266	153,346

See accompanying notes.

EXCO Resources, Inc.

Consolidated statements of cash flows

	Year ended December 31,
(in thousands)	2010	2009	2008
Operating Activities:
Net income (loss)	$671,926	$(496,804)	$(1,733,471)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of other assets	0	0	39
Depreciation, depletion and amortization	196,963	221,438	460,314
Stock option compensation expense	16,841	18,987	15,978
Accretion of discount on asset retirement obligations	3,758	7,132	6,703
Write-down of oil and natural gas properties	0	1,293,579	2,815,835
Gain on divestitures	(528,888)	(691,932)	0
(Income) loss from equity investments	(16,022)	69	0
Non-cash change in fair value of derivatives	68,921	238,577	(483,811)
Cash settlements of assumed derivatives	907	(182,952)	83,603
Deferred income taxes	0	(9,371)	(255,285)
Amortization of deferred financing costs, discount on the 2018 Notes and premium on the 2011 Notes	5,014	48,159	15,195
Effect of changes in:
Accounts receivable	(136,417)	34,998	7,884
Other current assets	1,188	(2,325)	1,734
Accounts payable and other current liabilities	55,730	(45,950)	40,248

Net cash provided by operating activities	339,921	433,605	974,966

Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(519,206)	(664,292)	(1,004,792)
Property acquisitions	(522,765)	(68,404)	(719,330)
Restricted cash	(102,808)	(58,909)	0
Deposits on acquisitions	(464,151)	0	0
Investment in equity investments	(143,740)	(47,500)	0
Proceeds from disposition of property and equipment	1,044,833	2,074,380	15,543
Advances to Appalachia JV	(5,017)	0	0

Net cash provided by (used in) investing activities	(712,854)	1,235,275	(1,708,579)

Financing Activities:
Borrowings under credit agreements	2,072,399	247,799	1,700,136
Repayments under credit agreements	(1,970,963)	(2,067,671)	(776,200)
Proceeds from issuance of 2018 Notes	738,975	0	0
Repayment of 2011 Notes	(444,720)	0	0
Proceeds from issuance of common stock	23,024	10,361	14,777
Payment of preferred stock dividends	0	0	(82,831)
Payment of common stock dividends	(29,760)	(10,582)	0
Payment for common stock repurchased	(7,479)	0	0
Settlements of derivative financial instruments with a financing element	(907)	182,952	(83,603)
Deferred financing costs and other	(31,814)	(20,471)	(37,037)

Net cash provided by (used in) financing activities	348,755	(1,657,612)	735,242

Net increase (decrease) in cash	(24,178)	11,268	1,629
Cash at beginning of period	68,407	57,139	55,510

Cash at end of period	$44,229	$68,407	$57,139

Supplemental Cash Flow Information:
Cash interest payments	$54,523	$112,560	$134,087

Income tax payments	$5,460	$0	$0

Supplemental non-cash investing and financing activities:
Capitalized stock option compensation	$6,351	$5,066	$4,060

Capitalized interest	$20,829	$5,840	$3,861

Issuance of common stock for director services	$61	$59	$137

See accompanying notes.

EXCO Resources, Inc.

Consolidated statements of changes in shareholders’ equity

(in thousands)	Common stock		Treasury stock		Additional paid-in capital	Retained earnings (deficit)	Total shareholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	104,579	$105	0	$0	$1,043,645	$71,992	$1,115,742

Issuance of common stock	1,127	1			14,913		14,914
Preferred stock dividends						(76,997)	(76,997)
Conversion of preferred stock	105,263	105			1,992,170		1,992,275
Share-based compensation					20,038		20,038
Net loss						(1,733,471)	(1,733,471)

Balance at December 31, 2008	210,969	$211	0	$0	$3,070,766	$(1,738,476)	$1,332,501

Issuance of common stock	936	1			10,419		10,420
Share-based compensation					24,053		24,053
Common stock dividends						(10,582)	(10,582)
Net loss						(496,804)	(496,804)

Balance at December 31, 2009	211,905	$212	0	$0	$3,105,238	$(2,245,862)	$859,588

Issuance of common stock	1,831	2			23,083		23,085
Share-based compensation					23,192		23,192
Common stock dividends						(29,760)	(29,760)
Net income						671,926	671,926
Treasury stock			(539)	(7,479)			(7,479)

Balance at December 31, 2010	213,736	$214	(539)	$(7,479)	$3,151,513	$(1,603,696)	$1,540,552

See accompanying notes.

EXCO Resources, Inc.

Notes to consolidated financial statements

1.	Organization

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

Our growth strategy is focused on the exploration, development and midstream infrastructure in two shale resource plays; the Haynesville/Bossier shale in East Texas/North Louisiana and the Marcellus shale in Appalachia. In order to accelerate the development efforts, we have entered into four separate joint ventures with affiliates of BG Group, plc, or BG Group. A brief description of each joint venture follows:

•

East Texas/North Louisiana JV—On August 14, 2009, we entered into a joint venture with BG Group covering an undivided 50% interest in a substantial portion of our assets in the Haynesville/Bossier shale, or the East Texas/North Louisiana JV. The East Texas/North Louisiana JV is governed by a joint development agreement. Our subsidiary, EXCO Operating serves as operator of the East Texas/North Louisiana JV. We report the operating results and financial position of the East Texas/North Louisiana JV using proportional consolidation.

•

TGGT—On August 14, 2009, we closed the sale to BG Group of a 50% interest in a newly formed company, TGGT Holdings, LLC, or TGGT, which now holds most of our East Texas/North Louisiana midstream assets. As a result of TGGT, we no longer report our midstream operations as a separate business segment. Effective August 14, 2009, we account for the jointly-held midstream operations as an equity method investment. The net operations of our gathering system in Louisiana that supports our Vernon Field operations, which was previously reported within our midstream segment and was not included in the formation of TGGT, is now reported in “Gathering and transportation” on the Consolidated Statement of Operations.

•

Appalachia JV—On June 1, 2010, we entered into a joint venture with BG Group in the Appalachia region, or the Appalachia JV. EXCO and BG Group jointly operate the Appalachia JV operations through a 50/50 owned operating entity, or OPCO, which holds a 0.5% working interest in all of the shallow conventional assets and the deep rights in the Appalachia JV. Pursuant to the Appalachia JV, we sold 50% of our remaining 99.5% interest in the assets, or 49.75%, to BG Group. We use the equity method to account for our interest in OPCO and proportionally consolidate our 49.75% non-operating interest in the Appalachia area.

•

Appalachia Midstream JV—On June 1, 2010, we also formed a jointly-owned midstream company, or the Appalachia Midstream JV, to provide take-away capacity in the Marcellus shale. We use the equity method to account for our investment in the Appalachia Midstream JV.

We expect to continue to grow by leveraging our management and technical team’s experience, developing our shale resource plays, and exploiting our multi-year inventory of development drilling locations. We also continue to pursue acquisitions in the core areas of our shale plays. We employ the use of debt along with a comprehensive derivative financial instrument program to support our strategy. These approaches enhance our ability to execute our business plan over the entire commodity price cycle, protect our returns on investments and manage our capital structure.

The accompanying consolidated balance sheets as of December 31, 2010 and 2009, consolidated statements of operations, consolidated cash flows and consolidated changes in shareholders’ equity for the years ended

December 31, 2010, 2009 and 2008 are for EXCO and its subsidiaries. The consolidated financial statements and related footnotes are presented in accordance with generally accepted accounting principles, or GAAP.

Beginning December 31, 2009, we reclassified certain items that relate to our operations from “Other income” into “Other operating items.” Prior year amounts have been reclassified to conform to the current year presentation.

2.	Summary of significant accounting policies

Principles of consolidation

We consolidate all of our subsidiaries in the accompanying consolidated balance sheets as of December 31, 2010 and 2009 and the consolidated statements of operations and consolidated statements of cash flows and changes in shareholders’ equity for the years ended December 31, 2010, 2009 and 2008. Investments in unconsolidated affiliates in which we are able to exercise significant influence are accounted for using the equity method. All intercompany transactions and accounts have been eliminated.

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

Restricted cash

The restricted cash on our balance sheet is comprised principally of our share of an evergreen escrow account with BG Group which is used to fund our share of development operations in the East Texas/North Louisiana JV. Funds held in this escrow account are restricted solely to drilling and operations for the East Texas/North Louisiana JV.

Concentration of credit risk and accounts receivable

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, trade receivables and our derivative financial instruments. We place our cash with financial institutions which we believe have sufficient credit quality to minimize risk of loss. We sell oil and natural gas to various customers. In addition, we participate with other parties in the drilling, completion and operation of oil and natural gas wells. The majority of our accounts receivable are due from either purchasers of oil or natural gas or participants in oil and natural gas wells for which we serve as the operator. We have the right to offset future revenues against unpaid charges related to wells which we operate. Oil and natural gas receivables are generally uncollateralized. The allowance for doubtful accounts receivable aggregated $0.5 million and $3.2 million at December 31, 2010 and 2009, respectively. We place our derivative financial instruments with financial institutions and other firms that we believe have high credit ratings. To mitigate our risk of loss due to default, we have entered into master netting agreements with our counterparties on our derivative financial instruments that allow us to offset our asset position with our liability position in the event of a default by the counterparty.

For the year ended December 31, 2010, sales to BG Energy Merchants LLC and Louis Dreyfus Energy Services LP accounted for approximately 21.5% and 10.1%, respectively, of total consolidated revenues.

BG Energy Merchants LLC is a subsidiary of BG Group. For the year ended December 31, 2009 there were no sales to any individual customer which exceeded 10% of our consolidated revenues. For the year ended December 31, 2008, sales to Crosstex Gulf Coast Marketing and Atmos Energy Marketing L.L.C. and its affiliates accounted for approximately 12.0% and 11.2%, respectively, of total consolidated revenues.

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

Oil and natural gas properties

The accounting for, and disclosure of, oil and natural gas producing activities require that we choose between two GAAP alternatives; the full cost method or the successful efforts method. We use the full cost method of accounting, which involves capitalizing all exploration, exploitation, development and acquisition costs. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and gas properties, properties under development, and major development projects, collectively totaled $599.4 million and $492.9 million as of December 31, 2010 and 2009, respectively, and are not subject to depletion. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extension or discoveries from drilling operations or determination that no Proved Reserves are attributable to such costs. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. The full cost pool is comprised of intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds.

When we acquire significant amounts of undeveloped acreage, we capitalize interest on the acquisition costs in accordance with FASB ASC Subtopic 835-20 for Capitalization of Interest. We began capitalizing interest in April 2008, upon identification and development of shale resource opportunities in the Haynesville and Marcellus areas. When the unproved property costs are moved to proved developed and undeveloped oil and natural gas properties, or the properties are sold, we cease capitalizing interest.

We calculate depletion using the unit-of-production method. Under this method, the sum of the full cost pool, excluding the book value of unproved properties and all estimated future development costs, are divided by the total estimated quantities of Proved Reserves. This rate is applied to our total production for the period, and the appropriate expense is recorded. We capitalize the portion of general and administrative costs, including share-based compensation, that is attributable to our exploration, exploitation and development activities.

Sales, dispositions and other oil and natural gas property retirements are accounted for as adjustments to the full cost pool, with no recognition of gain or loss, unless the disposition would significantly alter the amortization rate and/or the relationship between capitalized costs and Proved Reserves. The impacts on our depletion rate from the formation of the Appalachia JV in 2010 and the formation of the East Texas/North Louisiana JV in 2009, along with certain other divestiture transactions in 2009, as discussed in “Note 4. Divestitures and acquisitions,” were considered significant and we recognized gains of $528.9 million, net of estimated post-closing adjustments which are subject to further changes, and $691.9 million in 2010 and 2009, respectively, on our divestitures.

Pursuant to Rule 4-10(c)(4) of Regulation S-X, at the end of each quarterly period, companies that use the full cost method of accounting for their oil and natural gas properties must compute a limitation on capitalized costs, or ceiling test. The ceiling test involves comparing the net book value of the full cost pool, after taxes, to the full cost ceiling limitation defined below. In the event the full cost ceiling is less than the full cost pool, we must record a ceiling test write-down of our oil and natural gas properties to the value of the full cost ceiling. The full cost ceiling limitation is computed as the sum of the present value of estimated future net revenues from our Proved Reserves by applying average prices as prescribed by the Securities and Exchange Commission, or SEC, Release No. 33-8995, less estimated future expenditures (based on current costs) to develop and produce the Proved Reserves, discounted at 10%, plus the cost of properties not being amortized and the lower of cost or estimated fair value of unproved properties included in the costs being amortized, net of income tax effects.

The ceiling test is computed using the simple average spot price for the trailing twelve month period using the first day of each month. For the twelve months ended December 31, 2010, the trailing twelve month reference price was $79.43 per Bbl for the West Texas Intermediate oil at Cushing, Oklahoma and $4.38 per Mmbtu for natural gas at Henry Hub. Each of the aforementioned reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. Under full cost accounting rules, any ceiling test write-downs of oil and natural gas properties may not be reversed in subsequent periods. Since we do not designate our derivative financial instruments as hedges, we are not allowed to use the impacts of the derivative financial instruments in our ceiling test computation. As a result, decreases in commodity prices which contribute to ceiling test write-downs may be offset by mark-to-market gains which are not reflected in our ceiling test results. There were no ceiling test write-downs during the year ended December 31, 2010.

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

Office, field and other equipment

Office, field and other equipment are capitalized at cost and depreciated on a straight line basis over their estimated useful lives. Office, field, and other equipment useful lives range from 3 to 15 years.

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

The Appalachia JV and the East Texas/North Louisiana JV and other 2009 divestitures discussed in “Note 4. Divestitures and acquisitions” caused significant alterations to the depletion rate and the relationship between capitalized costs and Proved Reserves. As a result of their significance, we reduced goodwill by $51.4 million in 2010 and $177.6 million in 2009 when computing our gains on those transactions. In addition, TGGT, as discussed in “Note 4. Divestitures and acquisitions,” resulted in a reduction of $11.4 million in goodwill against the associated gain and the transfer of $11.4 million of goodwill to the equity investment in TGGT.

The balance of goodwill as of December 31, 2010 and 2009 was $218.3 million and $269.7 million, respectively.

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

The following is a reconciliation of our asset retirement obligations for the periods indicated:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Asset retirement obligations at beginning of period	$65,115	$120,671	$84,370
Activity during the period:
Adjustment to liability due to acquisitions	11	389	15,128
Revisions in estimated assumptions	—	—	14,960
Liabilities incurred during period	1,936	879	4,222
Liabilities settled during period	(503)	(5,455)	(4,712)
Reduction to retirement obligations due to divestitures	(20,025)	(58,501)	—
Accretion of discount	3,758	7,132	6,703

Asset retirement obligations at end of period	50,292	65,115	120,671
Less current portion	900	900	1,830

Long-term portion	$49,392	$64,215	$118,841

We have no assets that are legally restricted for purposes of settling asset retirement obligations.

Revenue recognition and gas imbalances

We use the sales method of accounting for oil and natural gas revenues. Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers. A majority of our gas imbalances were concentrated in our Mid-Continent properties, which we sold during 2009, as discussed in “Note 4. Divestitures and acquisitions.” Gas imbalances at December 31, 2010, 2009 and 2008 were not significant.

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

As a result of the formation of TGGT in 2009, the net operating results from our gathering system in North Louisiana that supports our Vernon Field operations, which was previously reported within our midstream segment, is now reported as a component of “Gathering and transportation” in the consolidated statements of operations.

Gathering and transportation expenses totaled $54.9 million, $19.0 million and $14.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The overall increase in gathering and transportation expenses is a result of new firm transportation agreements in the Haynesville area, which commenced in February 2010, along with fees charged by TGGT.

Capitalization of internal costs

We capitalize as part of our proved developed oil and natural gas properties a portion of salaries and related share-based compensation for employees who are directly involved in the acquisition and development of oil and natural gas properties. During the years ended December 31, 2010, 2009 and 2008, we capitalized $19.8 million, $18.3 million and $15.5 million, respectively. The capitalized amounts include $6.4 million, $5.1 million and $4.0 million of share-based compensation for the years ended December 31, 2010, 2009 and 2008, respectively.

Overhead reimbursement fees

We have classified fees from overhead charges billed to working interest owners, including ourselves, of $16.2 million, $24.6 million and $24.9 million, for the years ended December 31, 2010, 2009 and 2008, respectively, as a reduction of general and administrative expenses in the accompanying Consolidated Statements of Operations. Our share of these charges was $8.8 million, $16.6 million and $17.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, and are classified as oil and natural gas production costs.

In addition, we have agreements with BG Group which allow us to bill them certain technical and overhead fees incurred on behalf of the East Texas/North Louisiana JV. For the years ended 2010 and 2009, we reduced general and administrative expenses by $23.5 million and $4.9 million, respectively, for these charges.

Environmental costs

Environmental costs that relate to current operations are expensed as incurred. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based upon evaluations of currently available facts related to each site.

Income taxes

Income taxes are accounted for using the liability method of accounting in accordance with FASB ASC Topic 740 Accounting for Income Taxes, under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at year-end. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

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

Stock options

We account for our stock-based compensation in accordance with FASB ASC Topic 718 for Compensation—Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in our consolidated statements of operations based on their estimated fair values. We recognize expense on a straight-line basis over the vesting period of the option.

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

On December 21, 2010, the FASB issued Accounting Standards Update, or ASU, No. 2010-29—Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, or ASU 2010-29. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This update was adopted by us on January 1, 2011 and will be considered if we enter into a business combination transaction.

On December 17, 2010, the FASB issued ASU No. 2010-28—Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, or ASU 2010-28. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The update is effective for interim and annual reporting periods beginning after December 15, 2010. This update will be considered on an interim and annual basis when we review and perform our goodwill impairment test.

On January 21, 2010, the FASB issued ASU No. 2010-06—Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 requires transfers, and the reasons for the transfers, between Levels 1 and 2 be disclosed. Fair value measurements using significant unobservable inputs should be presented on a gross basis and the fair value measurement disclosure should be reported for each class of asset and liability. Disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements will be required for fair value measurements that fall in either Level 2 or 3. The update is effective for interim and annual reporting periods beginning after December 15, 2009. See “Note 5. Derivative financial instruments and fair value measurements” for the impact to our disclosures.

4.	Divestitures and acquisitions

2010 Divestitures and acquisitions

Appalachia JV

On June 1, 2010, we closed a transaction which resulted in the sale of a 50% undivided interest in substantially all of our Appalachian oil and natural gas proved and unproved properties and related assets to BG

Group for cash consideration of approximately $835.2 million. Subsequent to closing, we have accrued an estimated $45.0 million in post-closing adjustments, which will lower our cash proceeds to approximately $790.2 million. In addition to the cash consideration received at closing, BG Group agreed to fund 75% of our share of deep drilling and completion costs within our joint venture area until the carry amount is satisfied up to a total of $150.0 million. As of December 31, 2010, BG Group’s remaining obligation was approximately $126.8 million, including a reduction of $10.6 million related to post-closing adjustments. In conjunction with the Appalachia JV, we entered into a Joint Development Agreement, or the Appalachia JDA, with BG Group. The effective date of the transaction was January 1, 2010.

EXCO and BG Group each own a 50% interest in an operating company, EXCO Resources (PA), LLC, or OPCO, which operates the properties located within the Appalachia JV, subject to oversight from a management board having equal representation from EXCO and BG Group. During 2010, we made $48.0 million in advances to OPCO to provide working capital for our share of properties. This advance was recorded as a prepaid asset and included in “Other” current assets on our consolidated balance sheets and will be offset by any payments made by OPCO for our interest in the properties. We will continue to fund OPCO with advances to develop the Appalachia properties. We use the equity method to account for our 50% interest in OPCO.

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

The sale of oil and natural gas properties in the Appalachia JV resulted in a significant alteration in our depletion rate. Accordingly, in accordance with full cost accounting rules, we recorded a gain, net of a proportionate net reduction in goodwill, of approximately $528.9 million during the year ended 2010. During the fourth quarter of 2010, we reduced the previously recognized gain by $45.0 million to reflect estimated post-closing adjustments in favor of BG Group. We expect the amount of the proceeds and gain to be finalized during 2011.

Common Transaction

On May 14, 2010, along with BG Group, we closed the joint purchase of Common Resources, L.L.C., or the Common Transaction, which owned properties in Shelby, San Augustine and Nacogdoches Counties, Texas in the Haynesville and Bossier shales. The purchase price was approximately $442.1 million ($221.0 million net to EXCO), after final purchase price adjustments. Our share of the acquisition price was financed with borrowings under our credit agreement, or the EXCO Resources Credit Agreement. The development of these assets is governed by the East Texas/North Louisiana JV.

Southwestern Transaction

On June 30, 2010, along with BG Group, we closed the joint purchase of undeveloped acreage and oil and natural gas properties in Shelby, San Augustine and Nacogdoches Counties, Texas in the Haynesville and Bossier shales from Southwestern Energy Company, or the Southwestern Transaction. The purchase price was $357.8 million ($178.9 million net to EXCO), after final purchase price adjustments. Our share of the acquisition price was financed with borrowings under the EXCO Resources Credit Agreement. The development of these assets is governed by the East Texas/North Louisiana JV. The majority of the assets acquired in the Southwestern Transaction represented incremental working interests in properties that EXCO and BG Group acquired in the Common Transaction.

The Common Transaction and the Southwestern Transactions were primarily acquisitions of unproved acreage prospective for Haynesville shale reserves, although both included interests in proved properties. The aggregate purchase prices to EXCO’s interest of these two acquisition transactions of $399.9 million was allocated as follows: Unproved properties—$368.4 million; proved properties—$25.9 million; and working capital and other assets and liabilities—$5.6 million.

Chief Transaction

On December 21, 2010, we funded the acquisition of undeveloped acreage and oil and natural gas properties primarily in the Marcellus shale from Chief Oil & Gas LLC and related parties for approximately $459.4 million, subject to customary post-closing purchase price adjustments, or the Chief Transaction. The $459.4 million preliminary purchase price was funded into an escrow account pending receipt of a waiver from a third party. As a result, the $459.4 million is included in Deposits on acquisitions on our consolidated balance sheets as of December 31, 2010. As discussed in “Note 20. Subsequent events,” the waiver was obtained on January 11, 2011 and all properties were released to us. The transaction had an effective date of July 1, 2010. BG Group participated in their 50% share of the Chief Transaction and funded $229.7 million on February 7, 2011.

We will record the Chief Transaction purchase price allocation in our 2011 financial statements. Based on the preliminary purchase price and taking into consideration BG Group’s election to participate in their 50% share, our $229.7 million purchase price will be allocated as follows: Unproved properties—$209.2 million; proved properties—$20.6 million; other liabilities—$0.1 million.

Pending Appalachia Transaction

In December 2010, we entered into a definitive agreement with a private company for the purchase of additional Marcellus shale properties with associated shallow production primarily in Jefferson and Clarion counties in Pennsylvania for $95.0 million, which is expected to close in the first quarter of 2011. We have made a deposit equal to 5% of the purchase price, which is included in Deposits on acquisitions on our consolidated balance sheets as of December 31, 2010. The assets are located within the area of mutual interest, or the BG AMI, established by the Appalachia JV, which gives BG Group the right to purchase 50% of this acquisition.

2009 Divestitures and acquisitions

During 2009 we completed a $2.1 billion divesture program that allowed us to reduce our outstanding debt and exit our Mid-Continent division.

East Texas Transaction

On August 11, 2009, we closed a sale of properties located in East Texas, or the East Texas Transaction, with Encore Operating, LP, or Encore. Pursuant to the East Texas Transaction, we sold all of our interests in certain oil and natural gas properties located in our Overton Field and Gladewater area of East Texas. We received $154.3 million in cash, after final closing adjustments.

Mid-Continent Transaction

On August 11, 2009, we closed a sale of properties located in Texas and Oklahoma, or the Mid-Continent Transaction, with Encore. Pursuant to the Mid-Continent Transaction, we sold all of our interests in certain oil and natural gas properties located in our Mid-Continent operating area. We received $197.7 million in cash, after final closing adjustments.

East Texas/North Louisiana JV

On August 14, 2009, we closed a sale and joint development transaction with BG Group for the sale of an undivided 50% of our interest in the BG AMI which included most of our oil and natural gas assets in East Texas/North Louisiana (excluding the Vernon Field, Gladewater area, Overton Field and Redland Field). The East Texas/North Louisiana JV includes agreements for the joint development and operation of our Haynesville and Bossier shales and certain other related natural gas assets located in the BG AMI. We received $713.8 million in cash, after final closing adjustments and adjustments necessary to reflect the January 1, 2009 effective date. Pursuant to this transaction, BG Group also committed to fund $400.0 million of capital development attributable to our 50% interest, with BG Group paying 75% of our share of drilling and completion costs on the deep rights (Haynesville and Bossier shales) until the $400.0 million commitment is satisfied. Under the terms of the agreement, BG Group funding of the $400.0 million commitment will be satisfied solely through drilling of deep right wells as defined in the agreement. As of December 31, 2010, BG Group’s remaining obligation was approximately $30.2 million.

TGGT

On August 14, 2009 we closed the sale to an affiliate of BG Group of a 50% interest in a newly formed company, TGGT Holdings, LLC, which now holds most of our East Texas/North Louisiana midstream assets, or the TGGT Transaction. Our Vernon Field midstream assets were excluded from the TGGT Transaction. Pursuant to a contribution agreement, we contributed TGG Pipeline, Ltd., or TGG, which owns an intrastate pipeline in East Texas and a gathering system in North Louisiana, and Talco Midstream Assets, Ltd., or Talco, which owns gathering assets in East Texas/North Louisiana, to TGGT. BG Group contributed $269.2 million in cash to TGGT and we received those funds from TGGT as a special distribution at closing. EXCO Operating now owns 50% of TGGT and an affiliate of BG Group owns 50% of TGGT. The effective date of this transaction was January 1, 2009. We adopted the equity method of accounting for our interest in TGGT upon its formation. The TGGT Transaction resulted in recognition of a gain of $98.3 million, net of an allocated reduction of goodwill previously ascribed to our midstream business segment.

The total cash proceeds of $983.0 million from the East Texas/North Louisiana JV and the TGGT Transaction were used to repay a $300.0 million senior unsecured term credit agreement, or the Term Credit Agreement, creation of an evergreen escrow funding account to develop the Haynesville operations, and a working capital contribution to TGGT, with the remainder applied to the outstanding balances under the EXCO Operating credit agreement.

The East Texas/North Louisiana JV, the TGGT Transaction and the Mid-Continent Transaction resulted in recognition of aggregate gains of $460.4 million, net of a proportionate reduction in goodwill, during the year ended December 31, 2009.

Sheridan Transaction

On November 10, 2009, we closed the sale of our remaining assets in our Mid-Continent operating area to Sheridan Holding Company I, LLC, or the Sheridan Transaction, for $531.2 million, after final closing adjustments. The sale was effective on October 1, 2009.

Proceeds from the Sheridan Transaction caused a significant alteration to our full cost pool and depletion rate. Accordingly, we recognized a gain, net of proportionate reduction in goodwill, on the Sheridan Transaction of $231.5 million.

EnerVest Transaction

On November 24, 2009, we closed the sale of our Ohio and certain Northwestern Pennsylvania producing assets to EV Energy Partners, L.P., or the EnerVest Transaction, along with certain institutional partnerships managed by EnerVest, Ltd., for $141.6 million, after final closing adjustments. The sale was effective on September 1, 2009. This transaction did not have a significant impact on our depletion rate and, therefore, all proceeds reduced our full cost pool.

Other transactions

During 2009, we also closed sales of certain non strategic assets, resulting in net cash proceeds of approximately $67.9 million after post-closing adjustments. These transactions did not significantly alter our full cost pool, therefore all proceeds reduced the full cost pool.

During the fourth quarter of 2009, we completed acquisitions totaling $251.5 million. While the acquisitions contained a minor amount of proved oil and natural gas properties, the strategic objective of the acquisitions was for the expansion of acreage in our shale resource plays. During 2010, BG Group elected to participate in 50% of these acquisitions pursuant to our joint development agreement.

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

5.	Derivative financial instruments and fair value measurements

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

We account for our derivative financial instruments in accordance with FASB ASC Topic 815 for Derivatives and Hedging, or ASC 815, which requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met, or exemptions for normal purchases and normal sales as permitted by ASC 815 exist. We do not designate our derivative financial instruments as hedging instruments for financial accounting purposes, and, as a result, we recognize the change in the respective instruments’ fair value currently in earnings. In accordance with FASB ASC Section 815-10-65, the table below outlines the location of our derivative financial instruments on our consolidated balance sheets and their financial impact in our consolidated statement of operations.

Fair Value of Derivative Financial Instruments

(in thousands)	Balance Sheet location	December 31, 2010	December 31, 2009
Commodity contracts	Derivative financial instruments—Current assets	$73,176	$138,120
Commodity contracts	Derivative financial instruments—Long-term assets	23,722	34,677
Commodity contracts	Derivative financial instruments—Current liabilities	(3,775)	(1,246)
Commodity contracts	Derivative financial instruments—Long-term liabilities	(4,200)	(11,688)
Interest rate contracts	Derivative financial instruments—Current liabilities	—	(2,018)

Net derivative financial instruments		$88,923	$157,845

The Effect of Derivative Financial Instruments

		Years ended December 31,
(in thousands)	Statements of Operations location	2010	2009	2008
Commodity contracts(1)	Gain on derivative financial instruments	$146,516	$232,025	$384,389
Interest rate contracts(2)	Interest expense	(45)	(4,319)	(9,290)

Net gain		$146,471	$227,706	$375,099

(1)	Included in these amounts are net cash receipts of $217.4 million and $478.5 million for the year ended December 31, 2010 and 2009, respectively, and net cash payments of $109.3 million for the year ended December 31, 2008.

(2)	Included in these amounts are net cash payments of $2.1 million and $12.2 million for the year ended December 31, 2010 and 2009, respectively, and net cash receipts of $0.6 million for the year ended December 31, 2008. Our interest rate swaps expired on February 14, 2010 and we have not entered into any new interest rate swap agreements as of December 31, 2010.

Settlements in the normal course of maturities of our derivative financial instrument contracts result in cash receipts from or cash disbursement to our derivative contract counterparties. Changes in the fair value of our derivative financial instrument contracts are included in income currently with a corresponding increase or decrease in the balance sheet fair value amounts. Unrealized fair value adjustments included in “Gain (loss) on derivative financial instruments” on the consolidated statements of operations, which do not impact cash flows, were losses of $70.9 million and $246.5 million for the years ended December 31, 2010 and 2009, respectively, and a gain of $493.7 million for the year ended December 31, 2008. Unrealized fair value adjustments included in “Interest expense” on the consolidated statements of operations, which do not impact cash flows, were gains of $2.0 million and $7.9 million for the years ended December 31, 2010 and 2009, respectively, and a loss of $9.9 million for the year ended December 31, 2008.

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

The following presents a summary of the estimated fair value of our derivative financial instruments for the years ended December 31, 2010 and 2009:

	For the year ended December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$88,923	$—	$88,923

	For the year ended December 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$159,863	$—	$159,863
Interest rate swaps	—	(2,018)	—	(2,018)

	$—	$157,845	$—	$157,845

We evaluate derivative assets and liabilities in accordance with master netting agreements with the derivative counterparties, but report them gross on the consolidated balance sheets. Net derivative asset values are determined primarily by quoted futures prices and utilization of the counterparties’ credit-adjusted risk-free rate curves and net derivative liabilities are determined by utilization of our credit-adjusted risk-free rate curve. The credit-adjusted risk-free rates of our counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties’ debt plus the London Interbank Offered Rate, or LIBOR, curve as of the end of the reporting period. Our credit-adjusted risk-free rate is based on the blended rate of independent market-quoted credit default swap rate curves for companies that have the same credit rating as us plus the LIBOR curve as of the end of the reporting period.

Oil and natural gas derivatives

Our commodity price derivatives represent oil and natural gas swaps. We have classified our oil and natural gas swaps and their related fair value tier as Level 2. During 2010, there were no changes in the fair value level classifications.

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

The following table presents our financial assets and liabilities for oil and natural gas derivative financial instruments measured at fair value as of December 31, 2010:

(in thousands, except prices)	Volume Mmbtus/Bbls	Weighted average strike price per Mmbtu/Bbl	Fair value at December 31, 2010
Natural gas:
Swaps:
2011	56,575	$5.62	$59,836
2012	27,450	5.65	15,521
2013	5,475	5.99	3,505

Total natural gas	89,500		78,862

Oil:
Swaps:
2011	547	111.32	9,565
2012	275	95.70	496

Total oil	822		10,061

Total oil and natural gas and derivatives			$88,923

At December 31, 2009, we had outstanding derivative contracts to mitigate price volatility covering 88,213 Mmcf of natural gas and 995 Mbbls of oil. At December 31, 2010, the average forward NYMEX natural gas price per Mmbtu for calendar 2011 and 2012 was $4.56 and $5.05, respectively, and the average forward NYMEX oil prices per Bbl for calendar 2011 and 2012 was $93.39 and $91.25, respectively.

Our derivative financial instruments covered approximately 53.1% and 83.0% of our total equivalent Mcfe production for the years ended December 31, 2010 and December 31, 2009, respectively.

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

Our interest rate swaps expired on February 14, 2010 and we have not entered into any new interest rate swap agreements as of December 31, 2010. During the twelve months ended December 31, 2010, our interest rate swaps had a net $0.1 million impact to interest expense. During the twelve months ended December 31, 2009, we recognized increases $4.3 million in interest expense related to our interest rate swaps. As of December 31, 2009, the fair value of our interest rate swaps was a liability of $2.0 million.

Fair value of other financial instruments

Our financial instruments include cash and cash equivalents, accounts receivable and payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature. The carrying value of the EXCO Resources Credit Agreement approximates fair value.

The estimated fair value of our $750.0 million 7.5% senior unsecured notes maturing on September 15, 2018, or 2018 Notes, is $736.1 million with a carrying amount of $739.3 million as of December 31, 2010. The estimated fair value of our former 7 1/4% senior notes due January 15, 2011, or 2011 Notes, was $445.8 million with a carrying amount of $448.7 million as of December 31, 2009. The estimated fair value has been calculated based on market quotes.

6.	Long-term debt

	December 31,
(in thousands)	2010	2009
EXCO Resources Credit Agreement	$849,000	$81,486
EXCO Operating credit agreement(1)	—	666,078
2018 Notes(2)	750,000	—
Unamortized discount on 2018 Notes	(10,731)	—
2011 Notes(2)	—	444,720
Unamortized premium on 2011 Notes	—	3,993

Total debt	$1,588,269	$1,196,277

(1)	On April 30, 2010, the EXCO Operating credit agreement was consolidated into the EXCO Resources Credit Agreement.

(2)	On September 15, 2010, we issued the 2018 Notes and used a portion of the proceeds to redeem the 2011 Notes.

As of December 31, 2010, we had total debt outstanding of approximately $1.6 billion consisting of borrowings under our EXCO Resources Credit Agreement of $849.0 million and $750.0 million of 2018 Notes. Terms and conditions of each of the debt obligations are discussed below.

EXCO Resources Credit Agreement

As of December 31, 2010, the EXCO Resources Credit Agreement, as amended, had a borrowing base of $1.0 billion, with $849.0 million of outstanding indebtedness and $135.5 million of available borrowing capacity. The borrowing base is redetermined semi-annually, with us and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. Scheduled redeterminations are made on or about April 1 and October 1 of each year. The majority of our subsidiaries are guarantors under the EXCO Resources Credit Agreement, except those subsidiaries which are jointly held with BG Group and one other subsidiary that is wholly owned by us. The EXCO Resources Credit Agreement, as amended, permits investments, loans and advances to the unrestricted subsidiaries that are jointly held with BG Group, with certain limitations, along with allowing us to repurchase up to $200.0 million of our common stock. The EXCO Resources Credit Agreement matures on April 30, 2014.

Borrowings under the EXCO Resources Credit Agreement are collateralized by first lien mortgages providing a security interest of not less than 80% of the Engineered Value, as defined in the EXCO Resources Credit Agreement, in our oil and natural gas properties evaluated by the lenders for purposes of establishing our borrowing base. We are permitted to have derivative financial instruments covering no more than 100% of “forecasted production from total Proved Reserves” (as defined in the agreement) during the first two years of the forthcoming five year period, 90% of the forecasted production from total Proved Reserves for any month during the third year of the forthcoming five year period and 85% of the forecasted production from total Proved Reserves during the fourth and fifth year of the forthcoming five year period.

The EXCO Resources Credit Agreement, as amended, sets forth the terms and conditions under which we are permitted to pay a cash dividend on our common stock and provides that we may declare and pay cash dividends on our common stock in an amount not to exceed $50.0 million in any four consecutive fiscal quarters, provided that as of each payment date and after giving effect to the dividend payment date, (i) no default has occurred and is continuing, (ii) we have at least 10% of its borrowing base available under the EXCO Resources Credit Agreement, and (iii) payment of such dividend is permitted under our senior notes indenture.

The interest rate ranges from LIBOR plus 200 basis points, or bps, to LIBOR plus 300 bps depending upon borrowing base usage. The facility also includes an Alternate Base Rate, or ABR, pricing alternative ranging from ABR plus 100 bps to ABR plus 200 bps depending upon borrowing base usage.

As of December 31, 2010, we were in compliance with the financial covenants contained in the EXCO Resources Credit Agreement, which require that we:

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

EXCO Operating credit agreement

On April 30, 2010, the EXCO Operating credit agreement was consolidated into the EXCO Resources Credit Agreement. Terms of the amended and restated agreement include, among other things, EXCO Operating and certain of its subsidiaries becoming guarantor subsidiaries under the EXCO Resources Credit Agreement.

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

In connection with the closings of the East Texas/North Louisiana JV, East Texas/North Louisiana Midstream Transaction and the East Texas Transaction, EXCO Operating repaid the outstanding $300.0 million under the Term Credit Agreement. As a consequence of the early payment of the Term Credit Agreement, EXCO Operating avoided payment of a $9.0 million duration fee that would have been due on September 15, 2009.

The unamortized balance of deferred financing costs attributable to the Term Credit Agreement of approximately $9.9 million was written off and is included in interest expense in the year ended December 31, 2009.

2011 Notes

On September 15, 2010 we provided notice to the trustee of our 2011 Notes, in accordance with the indenture, to fully redeem all of the $444.7 million outstanding notes. We used a portion of the proceeds from the issuance of the 2018 Notes to redeem the 2011 Notes, including accrued interest of $8.1 million from July 15, 2010 to the redemption date of October 15, 2010. As of December 31, 2009, $444.7 million in principal was outstanding on the 2011 Notes, with an unamortized premium of $4.0 million.

2018 Notes

On September 15, 2010 we closed on an underwritten offering of our $750.0 million 7.5% senior unsecured notes maturing on September 15, 2018. We received proceeds of approximately $724.1 million from the offering after deducting discounts to the underwriters and estimated offering fees and expenses. The balance of the net proceeds from the offering were used to redeem the 2011 Notes and reduce the balance under the EXCO Resources Credit Agreement. The bonds are guaranteed on a senior unsecured basis by EXCO’s consolidated subsidiaries, other than EXCO Water Resources, LLC and all of our jointly-held equity investments with BG Group. Our equity investments with BG Group, other than OPCO, have been designated as unrestricted subsidiaries under the indenture governing the 2018 Notes.

As of December 31, 2010, $750.0 million in principal was outstanding on our 2018 Notes. The unamortized discount on the 2018 Notes at December 31, 2010 was $10.7 million. The estimated fair value of the 2018 Notes, based on quoted market prices, was $736.1 million on December 31, 2010.

Interest is payable on the 2018 Notes semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2011.

The Indenture governing the 2018 Notes contains covenants, which may limit our ability and the ability of our restricted subsidiaries to:

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

We lease our offices and certain equipment. Our rental expenses were approximately $8.2 million, $28.1 million and $21.3 million for the years ended December 31, 2010, 2009, and 2008, respectively. Our future minimum rental payments under operating leases with remaining noncancellable lease terms at December 31, 2010, are as follows:

(in thousands)	Firm Transportation	Other Fixed Commitments	Drilling Contracts	Operating Leases	Total
2011	$58,762	$115,315	$88,500	$7,251	$269,828
2012	89,201	95,218	37,755	6,632	228,806
2013	88,587	65,076	14,180	6,382	174,225
2014	88,587	20,211	28	6,020	114,846
2015	88,587	5,341	—	4,231	98,159
Thereafter	474,399	7,791	—	1,120	483,310

Total	$888,123	$308,952	$140,463	$31,636	$1,369,174

We have entered into firm transportation agreements with independent pipeline companies which commit us to ship approximately 870 Bcf per day for a period of ten years in the East Texas/North Louisiana area.

In the ordinary course of business, we are periodically a party to lawsuits. From time to time, natural gas producers, including EXCO, have been named in various lawsuits alleging underpayment of royalties in connection with natural gas and NGLs produced and sold. We have assessed, and recorded, our estimated exposure and do not currently believe that resolution of these matters will have a material impact to our current, or future, financial position or results of operations.

We do not believe that any resulting liability from any additional existing legal proceedings, individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition and have properly reflected any potential exposure in our financial position when determined to be both probable and can be reasonably estimated.

In 2010, we have estimated net proceeds and gain on sale of assets associated with the Appalachia JV to be $790.2 million and $528.9 million, respectively, based on estimated post-closing adjustments and other contractual adjustments. As of December 31, 2010, the assumptions used for our estimated post-closing adjustments are subject to numerous factors, including acceptance by BG Group. We do not expect these final closing adjustments will be material to us.

10.	Employee benefit plans

At December 31, 2010, we sponsored a 401(k) plan for our employees and matched 100% of employee contributions. Our matching contributions were $7.8 million, $7.0 million and $6.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Prior to 2008, we sponsored two 401(k) plans with different matching terms. Our separate plans were combined effective January 1, 2008.

11.	Earnings per share

We account for earnings per share in accordance with FASB ASC Subtopic 260-10 for Earnings Per Share. ASC 260-10 requires companies to present two calculations of earnings per share; basic and diluted. Basic earnings (loss) per share for the years ended December 31, 2010, 2009 and 2008 equals the net income (loss) available to common shareholders divided by the weighted average common shares outstanding during the period. Common shares resulting from the conversion of our Preferred Stock on July 18, 2008 are included in the weighted average common shares for all periods presented. Diluted earnings (loss) per common share for the year ended December 31, 2010, 2009 and 2008 is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive common stock equivalents, including our then outstanding Preferred Stock for the year ended 2008, whether exercisable or not. We excluded 4,099,255 antidilutive common stock equivalents from the year ended December 31, 2010 computation of diluted earnings per share. Since we incurred net losses for the years ended 2009 and 2008, we excluded 14,729,424 and 12,578,968, respectively, potential common stock equivalents from the diluted earnings per share calculation. We have also excluded 57,097,494 shares of common stock equivalents from the assumed conversion of the Preferred Stock from the computation of earnings per share for the year ended December 31, 2008, as they were antidilutive.

The following table presents basic and diluted earnings (loss) per share for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share amounts):

	Years ended December 31,
(in thousands, except per share amount)	2010	2009	2008
Basic income (loss) per common share:
Net income (loss)	$671,926	$(496,804)	$(1,810,468)

Shares:
Weighted average number of common shares outstanding	212,465	211,266	153,346

Basic income (loss) per common share:
Net income (loss) per common share	$3.16	$(2.35)	$(11.81)

Diluted income (loss) per share:
Net income (loss)	$671,926	$(496,804)	$(1,810,468)

Shares:
Weighted average number of common shares outstanding	212,465	211,266	153,346
Dilutive effect of stock options	3,270	—	—

Weighted average number of common shares and common stock equivalent shares outstanding	215,735	211,266	153,346

Diluted income (loss) per share:
Net income (loss) per common share	$3.11	$(2.35)	$(11.81)

12.	Stock options

We account for stock options in accordance with FASB ASC Topic 718 for Compensation—Stock Compensation. As required by ASC 718, the granting of options to our employees under our 2005 Incentive Plan are share-based payment transactions and are treated as compensation expense by us with a corresponding increase to additional paid-in capital.

The 2005 Incentive Plan, as amended, provides for the granting of options to purchase up to 23,000,000 shares of EXCO’s common stock. The options expire ten years following the date of grant and have a weighted average remaining life of 7.0 years. Pursuant to the 2005 Incentive Plan, 25% of the options vest immediately with an additional 25% to vest on each of the next three anniversaries of the date of the grant. We have historically granted incentive stock options.

As of December 31, 2010 and 2009, there were 2,068,375 and 3,920,100 shares available to be granted under the 2005 Incentive Plan, respectively.

The following table summarizes stock option activity related to our employees under the 2005 Incentive Plan:

	Stock options	Weighted average exercise price per share	Weighted average remaining terms (in years)	Aggregate intrinsic value
Options outstanding at December 31, 2007	12,402,773	$12.06
Granted	4,079,000	13.21
Forfeitures	399,075	15.57
Exercised	1,119,383	13.20

Options outstanding at December 31, 2008	14,963,315	12.20

Granted	3,072,650	17.05
Forfeitures	650,300	15.32
Exercised	931,371	11.12

Options outstanding at December 31, 2009	16,454,294	13.04

Granted	2,292,900	18.31
Forfeitures	441,175	18.65
Exercised	1,827,093	12.60

Options outstanding at December 31, 2010	16,478,926	13.68	7.03	$99,054,486

Options exercisable at December 31, 2010	12,620,007	$12.73	6.41	$87,790,548

The weighted average grant date fair value of stock options granted during the years 2010, 2009 and 2008 were $10.19, $9.67 and $6.02, respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2010, 2009 and 2008 was $11.3 million, $5.3 million and $11.4 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options are granted at the fair market value of the common stock on the date of grant. The following assumptions were used for the options included in the table below:

	2010	2009	2008
Expected life	7.5 years	7.5–8.5 years	5–8.5 years
Risk-free rate of return	2.04–3.52%	2.33–3.57%	1.71–3.33%
Volatility	54.37–56.80%	53.87–55.61%	34.17–55.26%
Dividend yield	0.45–1.15%	0.568–0.652%	0%

In connection with certain divestitures, we accelerated the vesting of a number of employee stock options on the date of the employee’s termination and extended their exercise terms to one year from date of termination. For the year ended December 31, 2010, we recognized $0.9 million of additional compensation expense related to the modification of option terms which would have been recognized over the remaining life of the options had they not been accelerated. The underlying stock price on the dates of modification ranged from $14.70 to $21.23 and the exercise prices of the options accelerated ranged from $7.50 to $24.66.

Expected life was determined based on EXCO’s exercise history, as well as comparable public companies. Risk-free rate of return is a rate of a similar term U.S. Treasury zero coupon bond. Volatility was determined based on the weighted average of historical volatility of our common stock and the daily closing prices from comparable public companies.

The following is a reconciliation of our stock option expense for the years ended December 31, 2010, 2009 and 2008:

	Years ended December 31,
(in thousands)	2010	2009	2008
General and administrative expense	$15,800	$16,156	$11,804
Lease operating expense	1,041	2,831	4,174

Total share-based compensation expense	16,841	18,987	15,978
Share-based compensation capitalized	6,351	5,066	4,060

Total share-based compensation	$23,192	$24,053	$20,038

The total tax benefit for the years ended December 31, 2010, 2009 and 2008 was $1.3 million, $1.1 million and $1.7 million, respectively. Total share-based compensation to be recognized on unvested awards is $28.5 million over a weighted average period of 1.98 years as of December 31, 2010.

13.	Income taxes

The income tax provision attributable to our income (loss) before income taxes consists of the following:

	Years ended December 31,
(in thousands)	2010	2009	2008
Current:
U.S.
Federal	$1,348	$—	$—
State	260	(130)	252

Total current income tax (benefit)	1,608	(130)	252

Deferred:
U.S.
Federal	248,132	(130,740)	(693,391)
State	29,050	(20,606)	(88,266)
Valuation allowance	(277,182)	141,975	526,372

Total deferred income tax (benefit)	—	(9,371)	(255,285)

Total income tax (benefit)	$1,608	$(9,501)	$(255,033)

We have net operating loss carryforwards, or NOLs, for United States income tax purposes that have either been generated from our operations or were purchased in our acquisitions. Our NOLs are scheduled to expire if not utilized between 2011 and 2029. Our ability to use the purchased NOLs has been restricted by Section 382 of the Internal Revenue Code due to ownership changes which occurred on various dates between December 19, 1997 and October 3, 2005. In addition, we experienced a change in control on August 30, 2007 based upon the transformation of the Hybrid Preferred Stock to the same terms as the 7.0% Preferred Stock, but the result was no limitation on 2007 NOLs. As of December 31, 2010, the $9.3 million of foreign tax credits expired and we utilized all of our pre-2007 Section 382 limited NOLs. Our total NOL available for utilization at December 31, 2010 is approximately $751.7 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows:

	December 31,
(in thousands)	2010	2009
Current deferred tax assets (liabilities):
Basis difference in fair value of derivative financial instruments	$—	$—
Other	6,330	—

Valuation allowance	(6,330)	—

Total current deferred tax assets (liabilities)	—	—

Non-current deferred tax assets:
Net operating loss and AMT credits carryforwards—U.S.	297,661	316,867
Basis difference in fair value of derivative financial instruments	—	—
Purchase accounting adjustment to bond premium	—	3,206
Share-based compensation	7,391	6,592
Foreign tax credit carryforwards	—	9,336
Tax basis of oil and natural gas properties in excess of book basis	529,022	770,598
Tax basis of temporary goodwill in excess of book basis	14,756	11,783
Other	83	84

Total long-term deferred tax assets	848,913	1,118,466

Valuation allowance	(381,206)	(677,683)

Net total non-current deferred tax assets	467,707	440,783

Non-current deferred tax liabilities:
Book basis of oil and natural gas properties in excess of tax basis	—	—
Book basis of gathering and other properties in excess of tax basis	(411,761)	(331,000)
Book basis of investment in partnership in excess of tax basis	(31,749)	(60,557)
Basis difference in fair value of derivative financial instruments	(24,197)	(49,226)
Basis of temporary goodwill	—	—

Total non-current deferred liabilities	(467,707)	(440,783)

Net total non-current deferred tax assets (liabilities)	$—	$—

A reconciliation of our income tax provision (benefit) computed by applying the statutory United States federal income tax rate to our income (loss) before income taxes for the years ended December 31, 2010, 2009 and 2008 is presented in the following table:

	Year ended December 31,
(in thousands)	2010	2009	2008
United States federal income taxes (benefit) at statutory rate of 35%	$235,737	$(177,207)	$(695,977)
Increases (reductions) resulting from:
Goodwill	11,556	43,455	—
Adjustments to the valuation allowance	(277,182)	141,975	526,372
Non-deductible compensation	2,098	2,808	2,321
State taxes net of federal benefit	29,050	(20,606)	(88,266)
Other	349	74	517

Total income tax provision	$1,608	$(9,501)	$(255,033)

During 2010, our income tax rate was impacted by an increase in income that resulted in utilization of net operating losses that was further adjusted by the release of valuation allowances against deferred tax assets. The net result is a current alternative minimum tax and state income tax liability related to divestitures of properties.

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

The Company adopted the provisions of FASB ASC Subtopic 740-10 for Income Taxes on January 1, 2007. As a result of the implementation of ASC Subtopic 740-10, the Company recognized zero liabilities for unrecognized tax benefits. As of December 31, 2010, 2009 and 2008, the Company’s policy is to recognize interest related to unrecognized tax benefits of interest expense and penalties in operating expenses. The Company has not accrued any interest or penalties relating to unrecognized tax benefits in the current financials.

EXCO files income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, EXCO is no longer subject to U.S. federal and state and local examinations by tax authorities for years before 2004. The Internal Revenue Service, or IRS, completed its examination of EXCO’s 2004 U.S. federal income tax return in January 2008, which resulted in the creation of foreign tax credit carryforwards that expired in 2010.

14.	Related party transactions

Corporate use of personal aircraft

We have periodically chartered, for company business, two jet aircraft from DHM Aviation, LLC, a company owned by Douglas H. Miller, our chairman and chief executive officer. The Board of Directors has adopted a written policy covering the use of these aircraft. The Company believes that prudent use of a chartered private airplane by our senior management while on company business can promote efficient use of management time. Such usage can allow for unfettered, confidential communications among management during the course of the flight and minimize airport commuting and waiting time, thereby promoting maximum use of management time for company business. However, we restrict the use of the aircraft to priority company business being conducted by senior management in a manner that is cost effective for us and our shareholders. As a result, EXCO’s reimbursed use of the aircraft is restricted to travel that is integrally and directly related to performing senior management’s jobs. Such use must be approved in advance by our President and Chief Financial Officer. We maintain a detailed written log of such usage specifying the company personnel (and others, if any) that fly on the aircraft, the travel dates and destination(s), and the company business being conducted. In addition, the log contains a detail of all charges paid or reimbursed by us with supporting written documentation.

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

In 2009, the approved rate was $5,700 per flight hour plus $600 per flight hour fuel surcharge for the larger aircraft, and $3,000 per flight hour plus a $600 per flight hour surcharge for the smaller aircraft. In August 2009, the Audit Committee approved a rate of $5,400 per flight hour plus $400 per flight hour fuel surcharge for the large aircraft, and a rate of $3,700 per flight hour plus a $400 per flight hour surcharge for the smaller aircraft. In November 2010, the revised rate for the larger plane was reduced to $5,300 per flight hour plus $300 per flight hour fuel surcharge.

For the years ended December 31, 2010, 2009 and 2008, expenses incurred by EXCO payable directly to DHM Aviation, LLC or indirectly through an invoicing agent for use of these aircraft aggregated $1.1 million, $1.1 million and $0.8 million, respectively.

Other

Penny Wilson, the spouse of Mark E. Wilson, our Vice President, Chief Accounting Officer and Controller, was retained by us during 2010 as a consultant to support certain marketing and operational functions. During 2010, fees paid to Ms. Wilson totaled approximately $0.1 million.

Jeff Smith, the son of Stephen F. Smith, our Vice Chairman, President, Chief Financial Officer and one of our directors, owns a 50% interest in S&S Directional Drilling, LLC, or S&S. One of EXCO’s vendors, Select Energy Services, LLC, or Select, and/or its affiliates subcontracts with S&S to provide equipment for use in connection with services provided by Select and/or its affiliates to EXCO. During 2010 and 2009, S&S was paid approximately $6.9 million and $0.8 million, respectively, by Select and/or its affiliates for the use of equipment in connection with services provided to EXCO.

15.	Segment information

We follow FASB ASC Topic 280 for Segment Reporting when reporting operating segments. Prior to the August 19, 2009 East Texas/North Louisiana midstream joint venture where we sold a 50% interest in most of our East Texas/North Louisiana midstream operations, our reportable segments consisted of exploration and production and midstream. Our exploration and production segment and midstream segment were managed separately because of the nature of their products and services. The exploration and production segment is responsible for acquisition, development and production of oil and natural gas. The midstream segment was responsible for purchasing, gathering, transporting, processing and treating natural gas. We evaluated the performance of our operating segments based on segment profits, which included segment revenues, excluding the gain (loss) on derivative financial instruments, from external and internal customers and segment costs and expenses. Segment profit generally excluded income taxes, interest income, interest expense, unallocated corporate expenses, depreciation and depletion, asset retirement obligations, and gains and losses associated with ceiling test write-downs and asset sales, other income and expense, and income from equity investments.

As a result of the East Texas/North Louisiana midstream joint venture, we reviewed the criteria outlined in ASC 280-10 and determined that the midstream assets we retained, made up exclusively of the Vernon Field midstream assets, were not material and therefore, would no longer meet thresholds to be defined as a reportable segment. We also reviewed our equity investment in TGGT and concluded that it also would not be considered a reportable segment. We now account for our interest in TGGT using the equity method (see “Note 16. Equity investments”).

The reportable midstream segment for 2009 is effective from January 1, 2009 through August 13, 2009. The Vernon Field midstream assets operations are included in the exploration and production segment effective August 14, 2009.

Summarized financial information concerning our reportable segments is shown in the following table:

	Exploration and		Intercompany	Consolidated
(in thousands)	production	Midstream	eliminations	total
For the year ended December 31, 2010
Third party revenues	$515,226	$—	$—	$515,226
Intersegment revenues	—	—	—	—

Total revenues	$515,226	$—	$—	$515,226

Segment profit	$352,165	$—	$—	$352,165

For the year ended December 31, 2009:
Third party revenues	$550,505	$35,330	$—	$585,835
Intersegment revenues	(20,356)	41,148	(20,792)	—

Total revenues	$530,149	$76,478	$(20,792)	$585,835

Segment profit	$333,560	$20,106	$—	$353,666

For the year ended December 31, 2008:
Third party revenues	$1,404,826	$85,432	$—	$1,490,258
Intersegment revenues	(32,296)	62,204	(29,908)	—

Total revenues	$1,372,530	$147,636	$(29,908)	$1,490,258

Segment profit	$1,120,253	$34,931	$—	$1,155,184

As of December 31, 2010:
Capital Expenditures	$561,794	$—	$—	$561,794

Goodwill	$218,256	$—	$—	$218,256

Total assets	$3,477,420	$—	$—	$3,477,420

As of December 31, 2009:
Capital Expenditures	$458,410	$53,122	$—	$511,532

Goodwill	$269,656	$—	$—	$269,656

Total assets	$2,358,894	$—	$—	$2,358,894

The following table reconciles the segment profits reported above to income (loss) before income taxes:

	Year ended December 31,
(in thousands)	2010	2009	2008
Segment profits	$352,165	$353,666	$1,155,184
Depreciation, depletion and amortization	(196,963)	(221,438)	(460,314)
Write-down of oil and natural gas properties	—	(1,293,579)	(2,815,835)
Accretion of discount on asset retirement obligations	(3,758)	(7,132)	(6,703)
General and administrative	(105,114)	(99,177)	(87,568)
Gain on divestitures and other operating items	509,872	676,434	2,692
Interest expense	(45,533)	(147,161)	(161,638)
Gain on derivative financial instruments	146,516	232,025	384,389
Equity income (loss)	16,022	(69)	—
Other income (expense)	327	126	1,289

Income (loss) before income taxes	$673,534	$(506,305)	$(1,988,504)

16.	Equity investments

We hold equity investments in three entities with BG Group, which are described below. We use the equity method of accounting for each investment.

In conjunction with the Appalachia JV that closed on June 1, 2010, we own a 50% interest in OPCO, which operates the properties, subject to oversight from a management board having equal representation from EXCO and BG Group. Our investment in OPCO is equal to the working capital and historical costs of assets we transferred to OPCO, less the 50% interest we sold to BG Group upon closing the Appalachia JV. Our 50% equity interest in OPCO exceeds the book value of our investment in OPCO by $1.6 million, representing the difference in the historical basis of our investment and our 50% interest in OPCO, which reflects the fair value of BG Group’s purchase for its 50% interest. The $1.6 million basis difference is being amortized over the estimated amortized life of OPCO’s unproved properties.

The second equity method investee relates to certain midstream assets owned by EXCO in Appalachia that were transferred to a newly formed, jointly owned entity, Appalachia Midstream, LLC, through which EXCO and BG Group will pursue the construction and expansion of gathering systems for anticipated future production from the Marcellus shale. Our investment in Appalachia Midstream, LLC represents 50% of the net book value of Appalachia Midstream, LLC.

Our third equity method investment is our 50% ownership in TGGT, which hold interests in midstream assets in East Texas and North Louisiana. The following tables present summarized consolidated financial information of our equity investments and a reconciliation of our investment to our proportionate 50% interest.

	December 31,
(in thousands)	2010	2009
Assets
Total current assets	$126,327	$54,818
Property and equipment, net	865,481	509,501
Other assets	8,675	—

Total assets	$1,000,483	$564,319

Liabilities and members’ equity
Total current liabilities	$145,643	$40,915
Total long-term liabilities	10,092	2,393
Members’ equity:
Total members’ equity	844,748	521,011

Total liabilities and members’ equity	$1,000,483	$564,319

	For the year ended December 31, 2010	For the period from August 14, 2009 to December 31, 2009
Revenues
Oil and natural gas	$168	$—
Midstream	160,039	37,904

Total revenues	160,207	37,904

Costs and expenses:
Oil and natural gas production	268	—
Midstream operating	96,515	31,062
Other expenses	16,396	2,753
Depreciation, depletion and amortization	18,226	5,350

Total costs and expenses	131,405	39,165

Income before income taxes	28,802	(1,261)
Income tax expense	288	110

Net income (loss)	$28,514	$(1,371)

EXCO’s share of equity income (loss) before amortization	$14,257	$(686)
Amortization of the difference in the historical basis of our contribution	1,765	617

EXCO’s share of equity income (loss) after amortization	$16,022	$(69)

	As of December 31,
(in thousands)	2010	2009
Equity investments	$379,001	$216,987
Basis adjustment(1)	45,755	44,135
Cumulative amortization of basis adjustment(2)	(2,382)	(617)

EXCO’s 50% interest in December 31, 2010 equity investments	$422,374	$260,505

(1)	Our equity in TGGT and OPCO, at inception, exceeded the book value of our investments by an aggregate of $45.8 million, comprised of an aggregate $57.2 million difference in the historical basis of our contribution and the fair value of BG Group’s contribution offset by $11.4 million of goodwill included in our investment in TGGT. The $1.6 million increase from 2009 is a result of the formation of OPCO in 2010.

(2)	The aggregate $57.2 million basis difference is being amortized over the estimated life of the associated assets.

17.	Dividends

On November 18, 2010 our Board of Directors approved a fourth quarter 2010 cash dividend of $0.04 per share. The total cash dividend of $8.5 million was paid on December 15, 2010 to holders of record on November 30, 2010. Total dividends paid in 2010 to our shareholders were $29.8 million. Any future declaration of dividends, as well as the establishment of record and payment dates, is subject to limitations under the EXCO Resources Credit Agreement, our 2018 Notes and the approval of EXCO’s Board of Directors.

18.	Share repurchase

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

As of December 31, 2010, we have repurchased a total of 539,221 shares for $7.5 million at an average price of $13.87 per share. We are not presently pursuing any repurchases pending strategic alternatives being evaluated by a special committee of our Board of Directors in connection with a proposal from our Chairman and Chief Executive Officer to purchase all of our outstanding common stock which he does not already own.

19.	Acquisition proposal

On October 29, 2010, our Chairman and Chief Executive Officer, Douglas H. Miller presented a letter to our board of directors indicating an interest in acquiring all of the outstanding shares of our stock not already owned by Mr. Miller for a cash purchase price of $20.50 per share. The proposal does not represent a definitive offer and is there is no assurance that a definitive offer will be made or accepted, that any agreement will be executed or that any transaction will be consummated.

Our board of directors established a special committee on November 4, 2010 comprised of two independent directors to, among other things, evaluate and determine the Company’s response to the October 29, 2010 proposal. The special committee retained Kirkland & Ellis LLP and Jones Day as its counsel and Barclays Capital, Inc. and Evercore Partners as its financial advisors to assist it in, among other things, evaluating and determining the Company’s response to the proposal.

Between November 3, 2010 and February 1, 2011, nine related shareholder derivative lawsuits were filed purportedly on behalf of the Company in state and federal courts in Dallas, Texas alleging claims related to Mr. Miller’s proposal. The lawsuits name as defendants all of the members of our board of directors, and in some of the lawsuits, also name as defendants two of our investors, Oaktree Capital Management, L.P. and Ares Management, LLC. The Company is named as a nominal defendant in each of the cases. The shareholder derivative lawsuits generally allege that our directors have breached their fiduciary duties by failing to implement fair and adequate procedures for the consideration of Mr. Miller’s proposal and for failing to maximize shareholder value. The remaining defendants are alleged to have aided and abetted the purported breaches of fiduciary duty. The plaintiffs seek on behalf of the Company an injunction preventing consummation of Mr. Miller’s proposed transaction, unspecified compensatory damages from the defendants other than the Company, and an award of attorney’s fees and costs.

Also, since November 3, 2010, two putative shareholder class actions have been filed against the Company and all of the members of our board of directors in a state district court in Dallas County, Texas. The purported class action alleges that the Company and our directors breached fiduciary duties allegedly owed to public shareholders by attempting to consummate a transaction based on Mr. Miller’s proposal. The plaintiff seeks unspecified damages, an order rescinding any transaction based on Mr. Miller’s proposal, an accounting from the defendants for any profits or special benefits they may have received, and an award of attorney’s fees and costs.

All of the state and county court proceedings have been consolidated into one court and lead plaintiffs counsel has been appointed for both the derivative actions and the direct class actions.

On January 12, 2011, in connection with the strategic review process, the Company and the special committee entered into an agreement with Mr. Miller containing customary confidentiality and standstill provisions. The standstill provisions prohibit Mr. Miller from, among other things, acquiring additional shares of EXCO common stock, entering into agreements regarding or soliciting proxies in connection with an acquisition of the Company and seeking to influence the management of the Company in connection with such an acquisition. In addition, the agreement prohibits Mr. Miller from entering into agreements preventing EXCO shareholders from voting in favor of or tendering their shares in other offers to acquire the Company or preventing financing sources from providing financing to other parties in connection with an acquisition of the Company. The agreement also limits the parties with whom Mr. Miller can enter into financing arrangements. The special committee expects to enter into similar agreements with other parties interested in exploring a possible acquisition of the Company.

In addition, at the direction of the special committee, on January 12, 2011, the Company adopted a shareholder rights plan, or the Rights Plan, with a one year term. The Rights Plan is intended to enhance the ability of the special committee to conduct a thorough, deliberative process of exploring our strategic alternatives. Under the terms of the rights plan, one right attached to each share of the Company’s common stock that was outstanding as of the close of business on January 24, 2011 and one right will attach to each share issued thereafter prior to the expiration of the rights. The rights will become exercisable (subject to customary exceptions) only if a person or group acquires 10% or more of the Company’s common stock (thereby becoming an “acquiring person”) or commences a tender offer for 10% or more of the Company’s common stock. The plan exempts each holder of 10% or more of the Company’s common stock on the date of the plan’s adoption as long as they do not thereafter acquire an additional 1% or more shares of the Company’s common stock, as well as parties that enter into qualifying standstill agreements with the Company. The special committee may, in its sole discretion, also exempt any transaction from triggering the plan. The rights expire on January 24, 2012.

On January 13, 2011, the special committee of the board of directors announced that it will explore strategic alternatives to maximize shareholder value, including a potential sale of the Company. As part of a comprehensive process, the special committee stated that it will consider Mr. Miller’s proposal as well as acquisition proposals the special committee may receive from other interested parties and other strategic alternatives potentially available to the Company. There can be no assurance that the special committee’s exploration of strategic alternatives will result in a sale of the Company or any other transaction.

20.	Subsequent events

In connection with the Chief Transaction, all necessary consents from third parties were received on January 11, 2011 and the escrow accounts holding the purchase price were released. BG Group subsequently elected to participate for their 50% share of the Chief Transaction and paid us $229.7 million on February 7, 2011, equal to one-half of our preliminary purchase price, subject to post-closing adjustments.

On January 31, 2011, the TGGT Credit Agreement was closed and we received a $125.0 million distribution from TGGT. The proceeds from this distribution were used to reduce outstanding debt under the EXCO Resources Credit Agreement.

21.	Consolidating financial statements

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

As of December 31, 2010, all of EXCO’s subsidiaries are guarantors under the EXCO Resources Credit Agreement and the indenture governing the 2018 Notes with the exception of those equity investments that are jointly held with BG Group and one Subsidiary that is wholly owned by EXCO Operating Company. All of our non-guarantor subsidiaries are considered unrestricted subsidiaries under the 2018 Notes, with the exception of our equity investment in OPCO. As of December 31, 2010:

•

Our equity method investment in OPCO was $0.3 million, consisting of $0.9 million of net assets transferred to the joint venture on June 1, 2010, a $0.3 million capital contribution and $0.9 of equity method losses.

•

Our interests in jointly held entities with BG Group, with the exception of OPCO, represented $378.7 million of equity method investments, or 10.9% of our total assets and contributed $16.9 million of equity method income.

•

Our non-guarantor, unrestricted subsidiaries that are wholly owned represented approximately 2.6% of our total revenues, 0.5% of our total assets and $6.7 million of liabilities, including trade payables, but excluding intercompany liabilities.

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

EXCO Resources, Inc.

Consolidating balance sheet

December 31, 2010

(in thousands)	Resources	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$76,763	$(32,534)	$—	$—	$44,229
Restricted cash	—	161,717	—	—	161,717
Other current assets	83,913	230,590	11	—	314,514

Total current assets	160,676	359,773	11	—	520,460

Equity Investment	—	—	379,001	—	379,001
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	37,818	561,591	—	—	599,409
Proved developed and undeveloped oil and natural gas properties	385,357	1,985,605	—	—	2,370,962
Accumulated depletion	(295,453)	(1,016,763)	—	—	(1,312,216)

Oil and natural gas properties, net	127,722	1,530,433	—	—	1,658,155

Gas gathering, office and field equipment, net	28,837	131,276	16,193	—	176,306
Investments in and advances to affiliates	964,806	92,973	—	(1,057,779)	—
Deferred financing costs, net	30,704	—	—	—	30,704
Derivative financial instruments	13,665	10,057	—	—	23,722
Goodwill	38,100	180,156	—	—	218,256
Other assets	3	470,813	—	—	470,816

Total assets	$1,364,513	$2,775,481	$395,205	$(1,057,779)	$3,477,420

Liabilities and shareholders’ equity
Current liabilities	$50,654	$228,332	$6,712	$—	285,698
Long-term debt, net of current maturities	1,588,269	—	—	—	1,588,269
Deferred income taxes	—	—	—	—	—
Other liabilities	10,234	52,667	—	—	62,901
Payable to parent	(1,825,196)	1,821,530	3,666	—	—
Total shareholders’ equity	1,540,552	672,952	384,827	(1,057,779)	1,540,552

Total liabilities and shareholders’ equity	$1,364,513	$2,775,481	$395,205	$(1,057,779)	$3,477,420

EXCO Resources, Inc.

Consolidating balance sheet

December 31, 2009

(in thousands)	Resources	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$47,412	$20,995	$—	$—	$68,407
Restricted cash	—	58,909	—	—	58,909
Other current assets	69,449	204,880	443	—	274,772

Total current assets	116,861	284,784	443	—	402,088

Equity investment in TGGT Holdings, LLC	—	—	216,987	—	216,987
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties	54,570	391,883	46,429	—	492,882
Proved developed and undeveloped oil and natural gas properties	328,135	1,541,682	5,932	—	1,875,749
Accumulated depletion	(274,275)	(858,329)	—	—	(1,132,604)

Oil and natural gas properties, net	108,430	1,075,236	52,361	—	1,236,027

Gas gathering, office and field equipment, net	8,175	181,261	—	—	189,436
Investments in and advances to affiliates	198,661	—	—	(198,661)	—
Deferred financing costs, net	3,166	4,436	—	—	7,602
Derivative financial instruments	31,312	3,365	—	—	34,677
Goodwill	38,100	231,556	—	—	269,656
Other assets	3	2,418	—	—	2,421

Total assets	$504,708	$1,783,056	$269,791	$(198,661)	$2,358,894

Liabilities and shareholders’ equity
Current liabilities	$39,917	$172,795	$202	$—	$212,914
Long-term debt	530,199	666,078	—	—	1,196,277
Deferred income taxes	—	—	—	—	—
Other liabilities	5,998	84,117	—	—	90,115
Payable to parent	(930,994)	930,994	—	—	—
Total shareholders’ equity	859,588	(70,928)	269,589	(198,661)	859,588

Total liabilities and shareholders’ equity	$504,708	$1,783,056	$269,791	$(198,661)	$2,358,894

EXCO Resources, Inc.

Consolidating statement of operations

For the year ended December 31, 2010

(in thousands)	Resources	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$71,584	$430,097	$13,545	$—	$515,226

Total revenues	71,584	430,097	13,545	—	515,226

Costs and expenses:
Oil and natural gas production	15,396	91,423	1,365	—	108,184
Gathering and transportation	—	53,577	1,300	—	54,877
Depreciation, depletion and amortization	26,479	165,041	5,443	—	196,963
Accretion of discount on asset retirement obligations	346	3,408	4	—	3,758
General and administrative	29,571	75,543	—	—	105,114
Gain on divestitures and other operating items	17,286	(526,585)	(573)	—	(509,872)

Total costs and expenses	89,078	(137,593)	7,539	—	(40,976)

Operating income (loss)	(17,494)	567,690	6,006	—	556,202
Other income (expense):
Interest expense	(38,780)	(6,753)	—	—	(45,533)
Gain on derivative financial instruments	54,631	91,885	—	—	146,516
Equity income	—	—	16,022	—	16,022
Other income (expense)	10,423	(10,096)	—	—	327
Equity in earnings of subsidiaries	664,754	—	—	(664,754)	—

Total other income (expense)	691,028	75,036	16,022	(664,754)	117,332

Income (loss) before income taxes	673,534	642,726	22,028	(664,754)	673,534
Income tax expense	1,608	—	—	—	1,608

Net income (loss)	$671,926	$642,726	$22,028	$(664,754)	$671,926

EXCO Resources, Inc.

Consolidating statement of operations

For the year ended December 31, 2009

(in thousands)	Resources	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$142,963	$407,542	$—	$—	$550,505
Midstream	—	35,330	—	—	35,330

Total revenues	142,963	442,872	—	—	585,835

Costs and expenses:
Oil and natural gas production	44,158	133,471	—	—	177,629
Midstream operating expenses	—	35,580	—	—	35,580
Gathering and transportation	86	18,874	—	—	18,960
Depreciation, depletion and amortization	45,555	175,883	—	—	221,438
Write-down of oil and natural gas properties	279,632	1,013,947	—	—	1,293,579
Accretion of discount on asset retirement obligations	1,628	5,504	—	—	7,132
General and administrative	26,319	72,858	—	—	99,177
Gain on divestitures and other operating items	(332,327)	(344,107)	—	—	(676,434)

Total costs and expenses	65,051	1,112,010	—	—	1,177,061

Operating income (loss)	77,912	(669,138)	—	—	(591,226)

Other income (expense):
Interest expense	(58,927)	(88,234)	—	—	(147,161)
Gain on derivative financial instruments	54,286	177,739	—	—	232,025
Equity loss	—	—	(69)	—	(69)
Other income (expense)	24,845	(24,719)	—	—	126
Equity in earnings of subsidiaries	(604,241)	—	—	604,241	—

Total other income (expense)	(584,037)	64,786	(69)	604,241	84,921

Income (loss) before income taxes	(506,125)	(604,352)	(69)	604,241	(506,305)
Income tax expense	(9,321)	(180)	—	—	(9,501)

Net income (loss)	(496,804)	(604,172)	(69)	604,241	(496,804)

EXCO Resources, Inc.

Consolidating statement of operations

For the year ended December 31, 2008

(in thousands)	Resources	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$393,026	$1,011,800	$—	$—	$1,404,826
Midstream	—	85,432	—	—	85,432

Total revenues	393,026	1,097,232	—	—	1,490,258

Costs and expenses:
Oil and natural gas production	74,025	164,046	—	—	238,071
Midstream operating expenses	—	82,797	—	—	82,797
Gathering and transportation	233	13,973	—	—	14,206
Depreciation, depletion and amortization	122,328	337,986	—	—	460,314
Write-down of oil and natural gas properties	485,468	2,330,367	—	—	2,815,835
Accretion of discount on asset retirement obligations	1,853	4,850	—	—	6,703
General and administrative	15,266	72,302	—	—	87,568
Other operating items	(2,176)	(516)	—	—	(2,692)

Total costs and expenses	696,997	3,005,805	—	—	3,702,802

Operating income (loss)	(303,971)	(1,908,573)	—	—	(2,212,544)

Other income (expense):
Interest expense	(77,563)	(84,075)	—	—	(161,638)
Gain on derivative financial instruments	254,756	129,633	—	—	384,389
Other income	26,829	(25,540)	—	—	1,289
Equity in earnings of subsidiaries	(1,722,584)	—	—	1,722,584	—

Total other income (expense)	(1,518,562)	20,018	—	1,722,584	224,040

Income (loss) before income taxes	(1,822,533)	(1,888,555)	—	1,722,584	(1,988,504)
Income tax benefit	(89,062)	(165,971)	—	—	(255,033)

Net income (loss)	(1,733,471)	(1,722,584)	—	1,722,584	(1,733,471)
Preferred stock dividends	(76,997)	—	—	—	(76,997)

Net income (loss) available to common shareholders	$(1,810,468)	$(1,722,584)	$—	$1,722,584	$(1,810,468)

EXCO Resources, Inc.

Consolidating statement of cash flow

For the year ended December 31, 2010

(in thousands)	Resources	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$70,757	$275,768	$(6,604)	$—	$339,921

Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(68,478)	(728,018)	(245,475)	—	(1,041,971)
Restricted cash	—	(102,808)	—	—	(102,808)
Investment in equity investments	—	(143,740)	—	—	(143,740)
Proceeds from dispositions	8,624	1,036,209	—	—	1,044,833
Deposits on pending acquisitions	—	(464,151)	—	—	(464,151)
Advances to Appalachia JV	—	(5,017)	—	—	(5,017)
Advances/investments with affiliates	(305,326)	53,247	252,079	—	—

Net cash provided by (used in) investing activities	(365,180)	(354,278)	6,604	—	(712,854)

Financing Activities:
Borrowings under credit agreements	2,022,437	49,962	—	—	2,072,399
Repayments under credit agreements	(1,945,982)	(24,981)	—	—	(1,970,963)
Proceeds from issuance of 2018 Notes	738,975	—	—	—	738,975
Repayment of 2011 Notes	(444,720)	—	—	—	(444,720)
Proceeds from issuance of common stock, net	23,024	—	—	—	23,024
Payment of common stock dividends	(29,760)	—	—	—	(29,760)
Payment for common shares repurchased	(7,479)	—	—	—	(7,479)
Settlement of derivative financial instruments with a financing element	(907)	—	—	—	(907)
Deferred financing costs and other	(31,814)	—	—	—	(31,814)

Net cash provided by (used in) financing activities	323,774	24,981	—	—	348,755

Net increase (decrease) in cash	29,351	(53,529)	—	—	(24,178)
Cash at beginning of period	47,412	20,995	—	—	68,407

Cash at end of period	$76,763	$(32,534)	$—	$—	$44,229

EXCO Resources, Inc.

Consolidating statement of cash flow

For the year ended December 31, 2009

(in thousands)	Resources	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$226,012	$207,593	$—	$—	$433,605

Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(44,434)	(635,660)	(52,602)	—	(732,696)
Restricted cash	—	(58,909)	—	—	(58,909)
Investment in equity investments	—	(47,500)	—	—	(47,500)
Deposit on pending property divestitures	—	—	—	—	—
Proceeds from dispositions	910,891	1,163,489	—	—	2,074,380
Advances/investments with affiliates	(137,305)	84,703	52,602	—	—

Net cash provided by (used in) investing activities	729,152	506,123	—	—	1,235,275

Financing Activities:
Borrowings under credit agreements	14,979	232,820	—	—	247,799
Repayments under credit agreements	(982,444)	(1,085,227)	—	—	(2,067,671)
Proceeds from issuance of common stock, net	10,361	—	—	—	10,361
Payment of common stock dividends	(10,582)	—	—	—	(10,582)
Settlement of derivative financial instruments with a financing element	56,701	126,251	—	—	182,952
Deferred financing costs and other	(5,385)	(15,086)	—	—	(20,471)

Net cash used in financing activities	(916,370)	(741,242)	—	—	(1,657,612)

Net increase (decrease) in cash	38,794	(27,526)	—	—	11,268
Cash at the beginning of the period	8,618	48,521	—	—	57,139

Cash at end of period	$47,412	$20,995	$—	$—	$68,407

EXCO Resources, Inc.

Consolidating statement of cash flow

For the year ended December 31, 2008

(in thousands)	Resources	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$286,804	$688,162	$—	$—	$974,966

Investing Activities:
Property and Midstream acquistions and additions to oil and natural gas properties, gathering systems and equipment	(604,235)	(1,119,887)	—	—	(1,724,122)
Proceeds from dispositions of property and equipment	1,315	14,228	—	—	15,543
Advances/investments with affiliates	(67,897)	67,897	—	—	—

Net cash used in investing activities	(670,817)	(1,037,762)	—	—	(1,708,579)

Financing Activities:
Borrowings under credit agreements	784,951	915,185	—	—	1,700,136
Repayments under credit agreements	(296,500)	(479,700)	—	—	(776,200)
Settlement of derivative financial instruments with a financing element	(50,135)	(33,468)	—	—	(83,603)
Proceeds from issuance of common stock, net	14,777	—	—	—	14,777
Dividends on preferred stock	(82,831)	—	—	—	(82,831)
Deferred financing costs and other	(700)	(36,337)	—	—	(37,037)

Net cash provided by financing activities	369,562	365,680	—	—	735,242

Net increase (decrease) in cash	(14,451)	16,080	—	—	1,629
Cash at the beginning of the period	23,069	32,441	—	—	55,510

Cash at end of period	$8,618	$48,521	$—	$—	$57,139

22.	Quarterly financial data (unaudited)

The following are summarized quarterly financial data for the years ended December 31, 2010 and 2009:

	Quarter
(in thousands)	1st	2nd	3rd	4th
2010
Total revenues	$130,994	$118,344	$130,990	$134,898
Operating income (loss)(a)	26,904	577,187	9,481	(57,370)
Net income (loss) available to common shareholders(a)	$115,568	$564,313	$64,896	$(72,851)
Basic earnings (loss) per share:
Net income (loss)	$0.54	$2.66	$0.31	$(0.34)
Weighted average shares	212,086	212,497	212,480	212,791
Diluted earnings (loss) per share:
Net income (loss)	$0.54	$2.62	$0.30	$(0.34)
Weighted average shares	215,666	215,498	214,922	212,791
2009
Total revenues	$189,221	$159,194	$130,868	$106,552
Operating income (loss)	(1,283,830)	6,958	464,022	221,624
Net loss available to common shareholders	$(1,099,611)	$(71,992)	$433,330	$241,469
Basic earnings (loss) per share:
Net loss	$(5.21)	$(0.34)	$2.05	$1.14
Weighted average shares	210,995	211,089	211,266	211,707
Diluted earnings (loss) per share:
Net loss	$(5.21)	$(0.34)	$2.03	$1.13
Weighted average shares	210,995	211,089	213,235	214,553

(a)	During the fourth quarter of 2010, we incurred losses, including $45.0 million related to estimated post-closing adjustments for our Appalachia JV, $4.8 million fees incurred in connection with our acquisition proposal, and inventory value reductions and certain legal costs.

23.	Supplemental information relating to oil and natural gas producing activities (unaudited)

Amounts for the years ended December 31, 2010 and 2009 reflect amendment to oil and gas disclosure requirements set forth in the SEC Release No. 33-8995. FASB also issued Topic 932, which aligned its oil and natural gas reserve estimation and disclosures with the SEC’s release.

Presented below are costs incurred in oil and natural gas property acquisition, exploration and development activities:

(in thousands, except per unit amounts)	Amount
2010:
Proved property acquisition costs	$34,042
Unproved property acquisition costs(1)	493,797

Total property acquisition costs	527,839
Development	232,978
Exploration costs(2)	113,617
Lease acquisitions and other(3)	37,518
Capitalized asset retirement costs	1,936
Depreciation, depletion and amortization per Boe	$10.55
Depreciation, depletion and amortization per Mcfe	$1.75
2009:
Proved property acquisition costs	$6,473
Unproved property acquisition costs(4)	227,161

Total property acquisition costs	233,634
Development	262,786
Exploration costs(5)	37,051
Lease acquisitions and other(6)	106,040
Capitalized asset retirement costs	879
Depreciation, depletion and amortization per Boe	$10.37
Depreciation, depletion and amortization per Mcfe	$1.75
2008:
Proved property acquisition costs(7)	$604,723
Unproved property acquisition costs(8)	87,170

Total property acquisition costs	691,893
Development(9)	581,747
Exploration costs	111,426
Lease acquisitions and other(10)	187,134
Capitalized asset retirement costs	19,182
Depreciation, depletion and amortization per Boe	$19.10
Depreciation, depletion and amortization per Mcfe	$3.18

(1)	Reflects acreage acquisitions of Shelby Area of Texas and in DeSoto Parish, Louisiana, all prospective in the Haynesville/Bossier shale play. In addition, we made acreage acquisitions in Appalachia.

(2)	Exploration costs in 2010 included approximately $49.8 million incurred in the Marcellus shale play in Appalachia, approximately $40.3 million in non-shale activities in the Kelley’s area of East Texas/North Louisiana and $18.5 million in the Haynesville shale play in the Shelby Trough.

(3)	Lease acquisition costs in 2010 are net of acreage reimbursements from BG Group totaling $58.3 million.

(4)	Reflects fourth quarter acquisitions, consisting primarily of undeveloped acreage in the Haynesville shale play in DeSoto Parish, Louisiana and Caddo Parish, Louisiana.

(5)	Exploration costs incurred in 2009 included approximately $27.5 million incurred in the Haynesville shale play in Caddo Parish, Louisiana and Gregg County, Texas, approximately $5.5 million in Appalachia and approximately $1.7 million in Permian.

(6)	Lease acquisitions in 2009 include approximately $98.7 million and $6.6 million in the Haynesville/Bossier and Marcellus shale plays, respectively.

(7)	Includes $334.3 million and $199.2 million allocated to proved oil and natural gas properties in connection with the Appalachian Acquisition and the Danville Acquisition, respectively.

(8)	Includes $44.8 million and $42.4 million allocated to unproved oil and natural gas properties in connection with the Appalachian Acquisition and the Danville Acquisition, respectively.

(9)	Exploration costs incurred in 2008 included approximately $52.2 million in Appalachia (Marcellus shale resource play) and approximately $51.2 million in the Haynesville shale resource play in East Texas/North Louisiana. Exploration costs in 2007 were not material.

(10)	Lease acquisitions in 2008 include approximately $84.0 million and $55.8 million to lease in the Marcellus and Haynesville shale resource plays, respectively.

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

(in thousands)	Oil (Bbls)	Natural Gas (Mcf)	Mcfe(1)
December 31, 2007	20,930	1,739,550	1,865,130
Purchase of reserves in place	635	175,679	179,489
New discoveries and extensions(2)	5,040	259,801	290,041
Revisions of previous estimates(3)
Due to changes in price	(2,407)	(93,015)	(107,457)
Due to other factors	(1,060)	(130,605)	(136,965)
Production	(2,236)	(131,159)	(144,575)
Sales of reserves in place	(101)	(5,113)	(5,719)

December 31, 2008	20,801	1,815,138	1,939,944
Purchase of reserves in place	—	8,065	8,065
New discoveries and extensions(4)	202	240,844	242,056
Revisions of previous estimates(5)
Due to changes in price	(1,482)	(249,948)	(258,840)
Due to other factors	124	(54,613)	(53,869)
Production	(1,571)	(118,735)	(128,161)
Sales of reserves in place(6)	(12,556)	(715,023)	(790,359)

December 31, 2009	5,518	925,728	958,836
Purchase of reserves in place	—	30,047	30,047
New discoveries and extensions(7)	1,631	635,841	645,627
Revisions of previous estimates(8)
Due to changes in price	751	48,630	53,136
Due to other factors	549	63,089	66,383
Production	(688)	(107,878)	(112,006)
Sales of reserves in place(9)	(403)	(140,504)	(142,922)

December 31, 2010(10)	7,358	1,454,953	1,499,101

Estimated Quantities of Proved Reserves

(in thousands)	Oil (Bbls)	Natural Gas (Mcf)	Mcfe(1)
Proved developed:
December 31, 2010	4,633	793,777	821,575
December 31, 2009	3,505	622,160	643,190
December 31, 2008	14,815	1,354,729	1,443,619

Proved undeveloped:
December 31, 2010	2,725	661,176	677,526
December 31, 2009	2,013	303,568	315,646
December 31, 2008	5,986	460,409	496,325

(1)	Mcfe—one thousand cubic feet equivalent calculated by converting one Bbl of oil to six Mcf of natural gas.

(2)	New discoveries and extensions between December 31, 2007 and December 31, 2008 include 167,381 Mmcfe in East Texas/North Louisiana, 67,161 Mmcfe in Appalachia, 34,833 Mmcfe in Permian and 20,666 Mmcfe in other areas.

(3)	Total revisions between December 31, 2007 and December 31, 2008 include negative revisions of 107,457 Mmcfe due to price changes and negative revisions of 136,965 Mmcfe due to changes other than price, particularly in our Appalachia and Permian regions.

(4)	New discoveries and extensions between December 31, 2008 and December 31, 2009 include 238,475 Mmcfe in East Texas/North Louisiana (primarily in the Haynesville shale play), 2,303 Mmcfe in Appalachia and 1,279 Mmcfe in Permian.

(5)	Total revisions of 312,709 Mmcfe reflect negative revisions attributable to price of 258,840 Mmcfe and 65,008 Mmcfe of downward performance revisions, which occurred primarily in our Appalachia region. The other than price downward revisions were offset by positive performance revisions of 11,139 Mmcfe, which occurred primarily in our East Texas/North Louisiana region.

(6)	Sales of reserves in place in 2009 reflect 346,283 Mmcfe in East Texas/North Louisiana (including the BG Upstream Transaction), 292,158 Mmcfe in the Mid-Continent area, 121,578 Mmcfe in Appalachia and 30,340 Mmcfe in Permian.

(7)	New discoveries and extensions in 2010 include 614,508 Mmcfe in East Texas/North Louisiana, primarily in the Haynesville shale play; 14,699 in Appalachia, of which 10,285 Mmcfe was in the Marcellus shale play; and 16,420 in Permian.

(8)	Total net positive revisions of 119,519 Mmcfe reflect upward revisions attributable to price of 53,136 Mmcfe and positive performance revisions of 75,205 Mmcfe and 13,711 Mmcfe in East Texas/North Louisiana and Permian, respectively. These were offset by downward performance revisions of 22,533 Mmcfe in Appalachia related to shallow reserves.

(9)	Sales of reserve in place in 2010 are primarily attributable to the Appalachia JV transaction with BG Group which resulted in the sale of 133,123 Mmcfe.

(10)	The above reserves do not include our equity interest in OPCO, which represents 0.04% (575 Mmcfe) of our Consolidated Proved Reserves at December 31, 2010 and a standardized Measure of $405 thousand, or 0.03%, of our Consolidated Standard Measure.

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

(in thousands)	Amount
Year ended December 31, 2010:
Future cash inflows	$6,909,755
Future production costs	2,513,808
Future development costs	1,630,946
Future income taxes	305,115

Future net cash flows	2,459,886
Discount of future net cash flows at 10% per annum	1,236,448

Standardized measure of discounted future net cash flows	$1,223,438

Year ended December 31, 2009:
Future cash inflows	$3,509,227
Future production costs	1,337,898
Future development costs	695,174
Future income taxes (1)	—

Future net cash flows	1,476,155
Discount of future net cash flows at 10% per annum	728,452

Standardized measure of discounted future net cash flows	$747,703

Year ended December 31, 2008:
Future cash inflows	$11,045,544
Future production costs	3,650,402
Future development costs	1,732,321
Future income taxes	649,807

Future net cash flows	5,013,014
Discount of future net cash flows at 10% per annum	2,776,720

Standardized measure of discounted future net cash flows	$2,236,294

(1)	Due to a 32.2% reduction in price for natural gas in 2009 from 2008, estimated future net cash flows, combined with available net operating loss carry-forwards resulted in no estimated future taxable income as of December 31, 2009.

During recent years, prices paid for oil and natural gas have fluctuated significantly. The reference prices at December 31, 2010, 2009 and 2008 used in the above table, were $79.43, $61.18 and $44.60 per Bbl of oil, respectively, and $4.38, $3.87 and $5.71 per Mmbtu of natural gas, respectively, in each case adjusted for historical differentials. The prices for 2008 were based on the spot price as of December 31, 2008 for oil and natural gas. The price for oil and natural gas used at December 31, 2010 and 2009 reflects the new SEC rules effective December 31, 2009 requiring the use of simple average of the first day of the month price for the previous twelve month period.

The following are the principal sources of change in the Standardized Measure:

(in thousands)	Amount
Year ended December 31, 2010:
Sales and transfers of oil and natural gas produced	$(353,206)
Net changes in prices and production costs	231,551
Extensions and discoveries, net of future development and production costs	512,470
Development costs during the period	44,537
Changes in estimated future development costs	(50,151)
Revisions of previous quantity estimates	207,657
Sales of reserves in place	(82,445)
Purchase of reserves in place	51,942
Accretion of discount before income taxes	74,770
Changes in timing and other	(28,307)
Net change in income taxes	(133,083)

Net change	$475,735

Year ended December 31, 2009:
Sales and transfers of oil and natural gas produced	$(356,746)
Net changes in prices and production costs	(915,030)
Extensions and discoveries, net of future development and production costs	275,622
Development costs during the period	80,218
Changes in estimated future development costs	373,336
Revisions of previous quantity estimates	(329,573)
Sales of reserves in place	(1,028,622)
Purchase of reserves in place	472
Accretion of discount before income taxes	240,507
Changes in timing and other	(66,011)
Net change in income taxes	237,236

Net change	$(1,488,591)

Year ended December 31, 2008:
Sales and transfers of oil and natural gas produced, net of production costs	$(1,156,723)
Net changes in prices and production costs	(857,254)
Extensions and discoveries, net of future development and production costs	243,912
Development costs during the period	287,975
Changes in estimated future development costs	(191,993)
Revisions of previous quantity estimates	(393,359)
Sales of reserves in place	(8,490)
Purchase of reserves in place	203,707
Accretion of discount before income taxes	388,395
Changes in timing and other	11,460
Net change in income taxes	589,777

Net change	$(882,593)

Costs not subject to amortization

The following table summarizes the categories of costs comprising the amount of unproved properties not subject to amortization by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within one to seven years.

(in thousands)	Total	2010	2009	2008	2007 and prior
Property acquisition costs	$561,360	$290,331	$203,471	$11,935	$55,623
Exploration and development	20,632	20,632	—	—	—
Capitalized interest	17,417	16,970	447	—	—

Total	$599,409	$327,933	$203,918	$11,935	$55,623

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures.    Pursuant to Rule 13a-15(b) under the Exchange Act, management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that EXCO’s disclosure controls and procedures were effective as of December 31, 2010 to ensure that information that is required to be disclosed by EXCO in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to EXCO’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting.    EXCO’s management assessed the effectiveness of EXCO’s internal control over financial reporting as there were no changes in EXCO’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, EXCO’s internal control over financial reporting.

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

Date: February 24, 2011	EXCO RESOURCES, INC. (Registrant)

	By:	/s/ DOUGLAS H. MILLER
Douglas H. Miller
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 24, 2011	/s/ DOUGLAS H. MILLER
Douglas H. Miller Director, Chairman and Chief Executive Officer

/s/ STEPHEN F. SMITH
Stephen F. Smith Director, Vice Chairman, President and Chief Financial Officer

/s/ MARK E. WILSON
Mark E. Wilson Vice President, Chief Accounting Officer and Controller

/s/ JEFFREY D. BENJAMIN
Jeffrey D. Benjamin Director

/s/ VINCENT J. CEBULA
Vincent J. Cebula Director

/s/ EARL E. ELLIS
Earl E. Ellis Director

/s/ B. JAMES FORD
B. James Ford Director

/s/ MARK F. MULHERN
Mark F. Mulhern Director

/s/ BOONE PICKENS
Boone Pickens Director

/s/ JEFFREY S. SEROTA
Jeffrey S. Serota Director

/s/ ROBERT L. STILLWELL
Robert L. Stillwell Director

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
2.1	Purchase and Sale Agreement, dated June 28, 2009, by and between EXCO Operating Company, LP, as seller, and Encore Operating, LP, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

2.2	Purchase and Sale Agreement, dated June 28, 2009, by and between EXCO Resources, Inc., as seller, and Encore Operating, LP, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

2.3	Purchase and Sale Agreement, dated June 29, 2009, by and among EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production, LLC, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

2.4	Contribution Agreement, dated August 5, 2009, by and among Vaughan Holding Company, LLC, EXCO Operating Company, LP and BG US Gathering Company, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 5, 2009 and filed on August 11, 2009 and incorporated by reference herein.

2.5	First Amendment, dated July 13, 2009, to Purchase and Sale Agreement by and between EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production Company, LLC, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

2.6	Second Amendment, dated August 5, 2009, to Purchase and Sale Agreement by and between EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production Company, LLC, as buyer, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated
August 5, 2009 and filed on August 11 , 2009 and incorporated by reference herein.

2.7	Purchase and Sale Agreement, dated September 29, 2009, by and between EXCO—North Coast Energy, Inc., Inc., as seller, and EnerVest Energy Institutional Fund XI-A, L.P., EnerVest Energy Institutional Fund XI-WI, L.P., and EV Properties, L.P., as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on November 4, 2009 and incorporated by reference herein.

2.8	Purchase and Sale Agreement, dated September 30, 2009, by and between EXCO Resources, Inc., as seller, and Sheridan Holding Company I, LLC, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on November 4, 2009 and incorporated by reference herein.

2.9	Membership Interest Transfer Agreement, dated as of May 9, 2010, between EXCO Holding (PA), Inc. and BG US Production Company, LLC, filed as an Exhibit to EXCO’s Current Report on
Form 8-K, dated June 1, 2010 and filed on June 7, 2010 and incorporated by reference herein.

2.10	First Amendment to Membership Interest Transfer Agreement, dated as of June 1, 2010, between EXCO Holding (PA), Inc. and BG US Production Company, LLC, filed herewith.

2.11	Second Amendment to Membership Interest Transfer Agreement, dated as of June 30, 2010, between EXCO Holding (PA), Inc. and BG US Production Company, LLC, filed herewith.

2.12	Amendment to Membership Interest Transfer Agreement, dated as of November 24, 2010, between EXCO Holding (PA), Inc. and BG US Production Company, LLC, filed herewith.

2.13	Fourth Amendment to Membership Interest Transfer Agreement, dated as of January 6, 2011, between EXCO Holding (PA), Inc. and BG US Production Company, LLC, filed herewith.

2.14	Fifth Amendment to Membership Interest Transfer Agreement, dated as of January 13, 2011, between EXCO Holding (PA), Inc. and BG US Production Company, LLC, filed herewith.

Exhibit Number	Description of Exhibits
3.1	Third Amended and Restated Articles of Incorporation of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 8, 2006 and filed on February 14, 2006 and incorporated by reference herein.

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 30, 2007 and filed on September 5, 2007 and incorporated by reference herein.

3.3	Second Amended and Restated Bylaws of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 4, 2009 and filed on March 6, 2009 and incorporated by reference herein.

3.4	Statement of Designation of Series A-l 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.5	Statement of Designation of Series A-2 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.6	Statement of Designation of Series B 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.7	Statement of Designation of Series C 7.0% Cumulative Convertible Perpetual Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.8	Statement of Designation of Series A-l Hybrid Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.9	Statement of Designation of Series A-2 Hybrid Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

3.10	Statement of Designation of Series A Junior Participating Preferred Stock of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K dated January 12, 2011 and filed on January 13, 2011 and incorporated by reference herein.

4.1	Indenture, dated September 15, 2010, by and between EXCO Resources, Inc. and Wilmington Trust Company, as trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated September 10, 2010 and filed on September 15, 2010 and incorporated by reference herein.

4.2	First Supplemental Indenture, dated September 15, 2010, by and among EXCO Resources, Inc., certain of its subsidiaries and Wilmington Trust Company, as trustee, including the form of 7.500% Senior Notes due 2018, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated September 10, 2010 and filed on September 15, 2010 and incorporated by reference herein.

4.3	Specimen Stock Certificate for EXCO’s common stock, filed as an Exhibit to EXCO’s Amendment No. 2 to the Form S-l (File No. 333-129935) filed on January 27, 2006 and incorporated by reference herein.

4.4	First Amended and Restated Registration Rights Agreement, by and among EXCO Holdings Inc. and the Initial Holders (as defined therein), effective January 5, 2006, filed as an Exhibit to EXCO’s Amendment No. 1 to its Registration Statement on Form S-l (File No. 333-129935) filed on January 6, 2006 and incorporated by reference herein.

Exhibit Number	Description of Exhibits
4.5	Rights Agreement, dated as of January 12, 2011, by and between EXCO Resources, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K dated January 12, 2011 and filed on January 13, 2011 and incorporated by reference herein.

10.1	Underwriting Agreement, dated September 10, 2010, by and among EXCO Resources, Inc., certain of its subsidiaries, and J.P. Morgan Securities LLC, on behalf of itself and the other underwriters listed on Schedule 1 thereto, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated September 10, 2010 and filed on September 15, 2010 and incorporated by reference herein.

10.2	Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.3	Form of Incentive Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.4	Form of Nonqualified Stock Option Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.5	Form of Restricted Stock Award Agreement for the EXCO Resources, Inc. 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Registration Statement on Form S-8 (File No. 333-132551) filed on March 17, 2006 and incorporated by reference herein.*

10.6	Third Amended and Restated EXCO Resources, Inc. Severance Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.7	Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.

10.8	Amendment Number One to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2009 filed February 24, 2010 and incorporated herein by reference.

10.9	Letter Agreement, dated March 28, 2007, with OCM Principal Opportunities Fund IV, L.P. and OCM EXCO Holdings, LLC, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.10	Letter Agreement, dated March 28, 2007, with Ares Corporate Opportunities Fund, ACOF EXCO, L.P., ACOF EXCO 892 Investors, L.P., Ares Corporate Opportunities Fund II, L.P., Ares EXCO, L.P. and Ares EXCO 892 Investors, L.P, filed as an Exhibit to EXCO’s Form 8-K dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.11	Purchase and Sale Agreement, dated June 28, 2009, by and between EXCO Operating Company, LP, as seller, and Encore Operating, LP, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

10.12	Purchase and Sale Agreement, dated June 28, 2009, by and between EXCO Resources, Inc., as seller, and Encore Operating, LP, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

Exhibit Number	Description of Exhibits
10.13	Purchase and Sale Agreement, dated June 29, 2009, by and among EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production, LLC, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

10.14	Amendment Number One to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated June 4, 2009 and filed on June 10, 2009 and incorporated by reference herein.

10.15	Joint Development Agreement, dated August 14, 2009, by and among BG US Production Company, LLC, EXCO Operating Company, LP and EXCO Production Company, LP, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 11, 2009 and filed on August 17, 2009 and incorporated by reference herein.

10.16	Amendment to Joint Development Agreement, dated February 1, 2011, by and among BG US Production Company, LLC and EXCO Operating Company, LP, filed herewith.

10.17	Contribution Agreement, dated August 5, 2009, by and among Vaughan Holding Company, LLC, EXCO Operating Company, LP and BG US Gathering Company, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 5, 2009 and filed on August 11, 2009 and incorporated by reference herein.

10.18	Amended and Restated Limited Liability Company Agreement of TGGT Holdings, LLC, dated August 14, 2009, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 11, 2009 and filed on August 17, 2009 and incorporated by reference herein.

10.19	First Amendment to Amended and Restated Limited Liability Company Agreement of TGGT Holdings, LLC, dated January 31, 2011, filed herewith.

10.20	First Amendment, dated July 13, 2009, to Purchase and Sale Agreement by and between EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production Company, LLC, as buyer, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on August 6, 2009 and incorporated by reference herein.

10.21	Second Amendment, dated August 5, 2009, to Purchase and Sale Agreement by and between EXCO Operating Company, LP and EXCO Production Company, LP, as sellers, and BG US Production Company, LLC, as buyer, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 5, 2009 and filed on August 11, 2009 and incorporated by reference herein.

10.22	Purchase and Sale Agreement, dated September 29, 2009, by and between EXCO - North Coast Energy, Inc., Inc., as seller, and EnerVest Energy Institutional Fund XI-A, L.P., EnerVest Energy Institutional Fund XI-WI, L.P., and EV Properties, L.P., as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on November 4, 2009 and incorporated by reference herein.

10.23	Purchase and Sale Agreement, dated September 30, 2009, by and between EXCO Resources, Inc., as seller, and Sheridan Holding Company I, LLC, as buyer, filed as an exhibit to EXCO’s Quarterly Report on Form 10-Q, filed on November 4, 2009 and incorporated by reference herein.

10.24	Joint Development Agreement, dated as of June 1, 2010, by and among EXCO Production Company (PA), LLC, EXCO Production Company (WV), LLC, BG Production Company, (PA), LLC, BG Production Company, (WV), LLC and EXCO Resources (PA), LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated June 1, 2010 and filed on June 7, 2010 and incorporated by reference herein.

10.25	Amendment to Joint Development Agreement, dated February 4, 2011, by and among EXCO Production Company (PA), LLC, EXCO Production Company (WV), LLC, BG Production Company, (PA), LLC, BG Production Company, (WV), LLC and EXCO Resources (PA), LLC, filed herewith.

Exhibit Number	Description of Exhibits
10.26	Second Amended and Restated Limited Liability Company Agreement of EXCO Resources (PA), LLC, dated June 1, 2010, by and among EXCO Holding (PA), Inc., BG US Production Company, LLC and EXCO Resources (PA), LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated June 1, 2010 and filed on June 7, 2010 and incorporated by reference herein.

10.27	Second Amended and Restated Limited Liability Company Agreement of Appalachia Midstream, LLC, dated June 1, 2010, by and among EXCO Holding (PA), Inc., BG US Production Company, LLC and Appalachia Midstream, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated June 1, 2010 and filed on June 7, 2010 and incorporated by reference herein.

10.28	Letter Agreement, dated June 1, 2010 and effective as of May 9, 2010, by and between EXCO Holding (PA), Inc. and BG US Production Company, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated June 1, 2010 and filed on June 7, 2010 and incorporated by reference herein.

10.29	Membership Interest Transfer Agreement, dated as of May 9, 2010, between EXCO Holding (PA), Inc. and BG US Production Company, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated June 1, 2010 and filed on June 7, 2010 and incorporated by reference herein.

10.30	First Amendment to Membership Interest Transfer Agreement, dated as of June 1, 2010, between EXCO Holding (PA), Inc. and BG US Production Company, LLC, filed herewith as Exhibit 2.10.

10.31	Second Amendment to Membership Interest Transfer Agreement, dated as of June 30, 2010, between EXCO Holding (PA), Inc. and BG US Production Company, LLC, filed herewith as Exhibit 2.11.

10.32	Amendment to Membership Interest Transfer Agreement, dated as of November 24, 2010, between EXCO Holding (PA), Inc. and BG US Production Company, LLC, filed herewith as Exhibit 2.12.

10.33	Fourth Amendment to Membership Interest Transfer Agreement, dated as of January 6, 2011, between EXCO Holding (PA), Inc. and BG US Production Company, LLC, filed herewith as Exhibit 2.13.

10.34	Fifth Amendment to Membership Interest Transfer Agreement, dated as of January 13, 2011, between EXCO Holding (PA), Inc. and BG US Production Company, LLC, filed herewith as Exhibit 2.14.

10.35	Guaranty, dated May 9, 2010, by BG Energy Holdings Limited in favor of EXCO Holding (PA), Inc., EXCO Production Company (PA), LLC and EXCO Production Company (WV), LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated June 1, 2010 and filed on June 7, 2010 and incorporated by reference herein.

10.36	Guaranty, dated May 9, 2010, by EXCO Resources, Inc. in favor of BG US Production Company, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated June 1, 2010 and filed on June 7, 2010 and incorporated by reference herein.

10.37	Guaranty, dated June 1, 2010, by BG North America, LLC in favor of (i) EXCO Production Company (PA), LLC, EXCO Production Company (WV), LLC and EXCO Resources (PA), LLC; and (ii) EXCO Resources (PA), LLC and EXCO Holding (PA), Inc, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated June 1, 2010 and filed on June 7, 2010 and incorporated by reference herein.

10.38	Guaranty, dated June 1, 2010, by EXCO Resources, Inc., in favor of: (i) BG Production Company (PA), LLC, BG Production Company (WV), LLC and EXCO Resources (PA), LLC; and (ii) EXCO Resources (PA), LLC and BG US Production Company, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated June 1, 2010 and filed on June 7, 2010 and incorporated by reference herein.

Exhibit Number	Description of Exhibits
10.39	Credit Agreement, dated as of April 30, 2010, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Book runner and Lead Arranger, Wells Fargo Securities, LLC, as Co-Lead Arranger, Bank of America, N.A. and BNP Paribas, as Co-Lead Arrangers and Co-Syndication Agents, Royal Bank of Canada, as Co-Lead Arranger and Co-Documentation Agent, Wells Fargo Bank, National Association, as Co-Documentation Agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 16, 2010 and filed on July 22, 2010 and incorporated by reference herein.

10.40	First Amendment to Credit Agreement, dated as of July 16, 2010, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A. and BNP Paribas, as Co-Lead Arrangers and Co-Syndication Agents, Royal Bank of Canada, as Co-Lead Arranger and Co-Documentation Agent, Wells Fargo Bank, National Association, as Co-Documentation Agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 16, 2010 and filed on July 22, 2010 and incorporated by reference herein.

10.41	Second Amendment to Credit Agreement, dated as of September 15, 2010, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A. and BNP Paribas, as Co-Lead Arrangers and Co-Syndication Agents, Royal Bank of Canada, as Co-Lead Arranger and Co-Documentation Agent, and Wells Fargo Bank, National Association, as Co-Documentation Agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated September 10, 2010 and filed on September 15, 2010 and incorporated by reference herein.

10.42	Form of Director Indemnification Agreement, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 10, 2010 and filed on November 12, 2010 and incorporated by reference herein.

10.43	Asset Purchase Agreement, dated December 15, 2010, among EXCO Holding (PA), Inc., Chief Oil & Gas LLC, Chief Exploration & Development LLC and Radler 2000 Limited Partnership, filed herewith.

10.44	Credit Agreement, dated January 31 , 2011, by and among TGGT Holdings, LLC, its subsidiaries, as borrowers (or guarantor as to one TGGT subsidiary), JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc., as sole bookrunner and co-lead arranger, BNP Paribas, Citibank, N.A., The Royal Bank of Scotland PLC and Wells Fargo Securities, LLC, as co-lead arrangers, and the lenders named therein, filed herewith.

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officers, filed as an Exhibit to EXCO’s Amendment No. 1 to its Registration Statement on Form S-l (File No. 333-129935) filed January 6, 2006 and incorporated by reference herein.

14.2	Code of Business Conduct and Ethics for Directors, Officers and Employees, filed as an Exhibit to EXCO’s Amendment No. 1 to its Registration Statement on Form S-l (File No. 333-129935) filed January 6, 2006 and incorporated by reference herein.

14.3	Amendment No. 1 to EXCO Resources, Inc. Code of Business Conduct and Ethics for Directors, Officers and Employees, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 8, 2006 and filed on November 9, 2006 and incorporated by reference herein.

21.1	Subsidiaries of the registrant, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

23.2	Consent of Lee Keeling and Associates, Inc., filed herewith.

Exhibit Number	Description of Exhibits
23.3	Consent of Haas Petroleum Engineering Services, Inc., filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed herewith.

99.1	2010 Report of Haas Petroleum Engineering Services, Inc., filed herewith.

99.2	2010 Reports of Lee Keeling and Associates, Inc., filed herewith.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	These exhibits are management contracts.

**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

