Form 10-K/A
period 2010-12-31
EXCO RESOURCES INC
filed 2011-04-19
CIK 316300

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 15, 2011, the registrant had 213,780,898 outstanding shares of common stock, par value $.001 per share, which is its only class of common stock. As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $2,158,830,000.

For purposes of this calculation only, affiliates include all shares held by all officers, directors and 10% or greater shareholders.

EXCO RESOURCES, INC.

2010 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

EXCO Resources, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on February 24, 2011 (the “Form 10-K”), to provide the additional information required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Form 10-K. References to “EXCO,” “us,” “we,” “Company” and “our” in this report refer to EXCO Resources, Inc., together with its subsidiaries.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The current size of the Board of Directors of the Company is ten. Our directors serve until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified. Pursuant to certain letter agreements that the Company entered into with funds managed by Oaktree Capital Management, LP (collectively, the “Oaktree Funds”) and Ares Management LLC (together with its affiliates, “Ares”) at the closing in March 2007 of a transaction in which we sold shares of preferred stock to certain investors (which preferred stock was converted into common stock during 2008), Oaktree and Ares, respectively, each have the right to nominate one director for election at any annual meeting of shareholders so long as Oaktree and Ares, respectively, each beneficially own at least 10,000,000 shares of Common Stock. As of the record date for last year’s annual meeting, Oaktree and Ares each owned in excess of 10,000,000 shares of Common Stock. As a result, Messrs. Ford and Serota were nominated by Oaktree and Ares, respectively, as well as by our Board of Directors, for election at last year’s annual meeting.

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

Our Board of Directors established a special committee on November 4, 2010 comprised of two of our independent directors to, among other things, evaluate and determine the Company’s response to the October 29, 2010 proposal. The special committee retained Kirkland & Ellis LLP and Jones Day as its counsel and Barclays Capital, Inc. and Evercore Partners as its financial advisors to assist it in, among other things, evaluating and determining the Company’s response to the proposal. See “Note 19. Acquisition Proposal” of the notes to our consolidated financial statements for further information regarding the proposal and for information regarding certain lawsuits against the Company or members of the Board of Directors in connection with the proposal.

The following table sets forth the name, age and positions of each director currently serving on our Board of Directors:

Name	Age	Position
Douglas H. Miller	63	Chairman and Chief Executive Officer
Stephen F. Smith	69	Vice Chairman, President and Chief Financial Officer
Jeffrey D. Benjamin(1)(2)(3)	49	Director
Vincent J. Cebula(2)(3)(4)	47	Director
Earl E. Ellis(2)	69	Director
B. James Ford(2)(3)	42	Director
Mark Mulhern(1)(2)(4)	51	Director
T. Boone Pickens	82	Director
Jeffrey S. Serota(1)(2)(3)	45	Director
Robert L. Stillwell(2)(3)	74	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.
(4)	Member of the special committee.

The biographies of our directors are as follows:

Douglas H. Miller became the Chairman of our Board of Directors and our Chief Executive Officer in December 1997. Mr. Miller was Chairman of the Board of Directors and Chief Executive Officer of Coda Energy, Inc., or Coda, an independent oil and natural gas company, from October 1989 until November 1997 and served as a director of Coda from 1987 until November 1997.

Mr. Miller has extensive experience and knowledge of the Company, the oil and gas industry and capital markets as well as significant strategic and executive leadership experience. Since he is responsible for, and familiar with, our day-to-day operations and implementation of our overall strategy, his insights into our performance and into the industry are critical to board discussions and to our success. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Corporate use of personal aircraft” for a description of certain related person transactions involving Mr. Miller.

Stephen F. Smith joined us in June 2004 as Vice Chairman of our Board of Directors and was appointed President and Secretary in October 2005. He served as our Secretary until April 2006. Mr. Smith began serving as our Chief Financial Officer in June 2009. Prior to joining us, Mr. Smith was co-founder and Executive Vice President of Sandefer Oil and Gas, Inc., an independent oil and gas exploration and production company, from January 1980 to June 2004. Mr. Smith was one of our directors from March 1998 to July 2003. Prior to 1980, Mr. Smith was an Audit Partner with Arthur Andersen LLP.

Mr. Smith has extensive experience and knowledge of the Company and the oil and gas industry as well as significant accounting, finance and executive leadership experience. Since he is responsible for, and familiar with, our day-to-day operations and financial condition, his insights into our performance and into the industry are critical to board discussions and to our success. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Subcontractor relationship with Jeff Smith” for a description of a related person transaction involving Mr. Smith’s son.

Jeffrey D. Benjamin became one of our directors in October 2005 and was previously one of our directors from August 1998 through July 2003 and a director of our parent holding company from July 2003 through its merger into us. Since June 2008, Mr. Benjamin has been a Senior Advisor to Cyrus Capital Partners, LP. From September 2002 until June 2008, Mr. Benjamin was a Senior Advisor to Apollo Management, LP. With his history at Apollo Management and Cyrus Capital Partners, Mr. Benjamin has extensive financial, capital markets and strategic experience. Mr. Benjamin is currently a director of Caesars Entertainment Corporation, Chemtura Corporation and Spectrum Group International, Inc. During the past five years, Mr. Benjamin also served on the board of directors of Chiquita Brands International, Inc., Dade Behring Holdings, Inc., Goodman Global, Inc. and Virgin Media Inc.

In connection with his service as a director of eight public companies other than EXCO over the past nine years, Mr. Benjamin served on five compensation committees (including two as chairman), five audit committees and five nominating and corporate governance committees (including two as chairman), all of which provide him with important insights into corporate governance, financial reporting and oversight, executive compensation and board functions. In addition, Mr. Benjamin has deep knowledge of the Company and its business, having served on our and our affiliates’ boards since October 2005 and prior to that from 1998 through 2003. Mr. Benjamin holds a Master of Science (MBA) in Management from the Sloan School of Management at MIT, with a concentration in Finance, and has 25 years of investment banking and investment management experience.

Vincent J. Cebula became one of our directors on March 30, 2007. Mr. Cebula previously served as a director of EXCO Resources and EXCO Holdings Inc. from July 2003 until October 2005. Mr. Cebula is a Managing Director of Jefferies Capital Partners, a private equity investment firm. Prior to joining Jefferies in November 2007, Mr. Cebula was a Managing Director of Oaktree Capital Management, L.P., a global investment firm, and its predecessor where he was a founding member of Oaktree’s Principal Opportunities Funds since 1994. During the past five years, Mr. Cebula served as a director of publicly traded Cherokee International Corporation. During the past sixteen years, Mr. Cebula has been a director of three publicly traded companies and six private companies, and has had responsibility for the investment and oversight of over $1.5 billion of capital deployed in the equity and debt securities of over twenty companies in many industries including oil and gas, which was the largest portion of these investment assets.

Mr. Cebula’s background and experience provide him with extensive investment, capital markets and strategic experience, as well as important insights into corporate governance, executive compensation and board functions. In addition, Mr. Cebula has deep knowledge of the Company and its business, having served on our and our affiliates’ boards since 2003.

Earl E. Ellis became one of our directors in October 2005 and was previously one of our directors from March 1998 through July 2003. Mr. Ellis has served as chairman and chief executive officer of Whole Harvest Foods, formerly Carolina Soy Products, an edible oil product manufacturing company, since September 2003. Mr. Ellis has also been a private investor since 2001. He served as a director of Coda from 1992 until 1996. Mr. Ellis served as a managing partner of Benjamin Jacobson & Sons, LLC, specialists on the New York Stock Exchange, or the NYSE. He had been associated with Benjamin Jacobson & Sons, LLC from 1977 to 2001 and was a member of the NYSE for over thirty years.

Mr. Ellis’s background and experience provide him with extensive investment, capital markets and executive leadership experience, familiarity with our industry and important insights into corporate governance, financial reporting and oversight, executive compensation and board functions. In addition, Mr. Ellis has deep knowledge of the Company and its business, having served on our and our affiliates’ boards since October 2005 and prior to that from 1998 through 2003. Mr. Ellis is a graduate of Baylor University, with a degree in economics.

B. James Ford became one of our directors on December 1, 2007. Mr. Ford is a Managing Director of Oaktree where he has worked since 1996. Mr. Ford is a co-portfolio manager of Oaktree’s Principal Opportunities Funds, which invest in controlling and minority positions in private and public companies. Mr. Ford serves on the Board of Directors of Crimson Exploration, Inc. as well as a number of private companies and not-for-profit entities. He is also an active member of the Children’s Bureau Board of Directors and serves as a trustee for the Stanford Graduate School of Business Trust. Prior to becoming portfolio manager, Mr. Ford led the group’s media and energy investing. Mr. Ford joined Oaktree in 1996 following graduation from the Stanford Graduate School of Business. Previously, Mr. Ford served as a consultant at McKinsey & Co., an analyst at PaineWebber Incorporated, and as an asset manager/acquisitions analyst at National Partnership Investments Corp., a real estate investment firm.

Mr. Ford’s background and experience provide him with extensive investment, capital markets and strategic experience, as well as important insights into corporate governance and board functions. In addition to his graduate degree, Mr. Ford received a B.A. degree in Economics from the University of California at Los Angeles.

Mark Mulhern became one of our directors on February 1, 2010. Mr. Mulhern is chief financial officer of Progress Energy, Inc. and oversees its financial services group. Mr. Mulhern joined Progress Energy in 1996 as vice president and controller. Before joining Progress Energy, Mr. Mulhern was the chief financial officer at Hydra Co Enterprises, the independent power subsidiary of Niagara Mohawk. He also spent eight years at PricewaterhouseCoopers LLP in Syracuse, New York, serving a wide variety of manufacturing and service businesses. Mr. Mulhern serves on the Edison Electric Institute Financial Executive Advisory Committee and is on the board of directors of Habitat for Humanity of North Carolina. He is a 1982 graduate of St. Bonaventure University. Mr. Mulhern is a certified public accountant, a certified management accountant and a certified internal auditor.

Mr. Mulhern’s background and experience provide him with extensive knowledge of the energy industry as well as significant finance and executive leadership experience and important insights into financial reporting and oversight, executive compensation and board functions. Mr. Mulhern has also completed the nuclear executive program at the Massachusetts Institute of Technology.

T. Boone Pickens became one of our directors in October 2005 and was previously one of our directors from March 1998 through July 2003. Mr. Pickens has served as the Chairman and CEO of BP Capital LP since September 1996 and Mesa Water, Inc. since August 2000 and is a board member of Clean Energy Fuels Corp. BP Capital LP or affiliates is the general partner and an investment advisor of private funds investing in energy commodities (BP Capital Energy Fund) and publicly traded energy equities (BP Capital Equity Fund and its offshore counterpart). Clean Energy Fuels Corp. is the largest provider of natural gas (CNG and LNG) and related services in North America. He was the founder of Mesa Petroleum Co., an independent oil and natural gas exploration and production company. He served as CEO and Chairman of the Board of Mesa Petroleum Co. from its inception until his departure in 1996.

Mr. Pickens’ background and experience provide him with extensive knowledge of the oil and gas industry as well as significant investment and strategic leadership experience and important insights into corporate governance and board functions. In addition, Mr. Pickens has deep knowledge of the Company and its business, having served on our and our affiliates’ boards from 1998 through 2003 and since 2005.

Jeffrey S. Serota became one of our directors on March 30, 2007. Mr. Serota previously served as a director of EXCO Resources and EXCO Holdings from July 2003 until October 2005. He has served as a Senior Partner of Ares Management LLC, an alternative asset investment firm, since September 1997. Prior to joining Ares, Mr. Serota worked at Bear Stearns from March 1996 to September 1997, where he specialized in providing investment banking services to financial sponsor clients of the firm. He currently serves on the board of directors of SandRidge Energy, Inc., WCA Waste Corporation and LyondellBasell Industries N.V. and previously served on the board of directors of Douglas Dynamics, Inc. from 2004 until October 2010. Mr. Serota has over 20 years of experience managing investments in, and serving on the boards of directors of, companies operating in various industries, including in the oil and natural gas exploration and production industries.

Mr. Serota’s background and experience provide him with extensive investment, capital markets and strategic experience, as well as important insights into corporate governance, financial reporting and oversight, executive compensation and board functions. Mr. Serota received a Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School of Business and received a Master of Business Administration degree from UCLA’s Anderson School of Management.

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

Mr. Stillwell’s background and experience provide him with extensive knowledge of the oil and gas industry as well as significant legal experience and important insights into corporate governance, executive compensation and board functions.

There are no family relationships between any of our directors or executive officers.

Audit Committee

Our Board of Directors has an audit committee, which recommends the appointment of our independent registered public accountants, reviews our internal accounting procedures and financial statements and consults with and reviews the services provided by our independent registered public accountants, including the results and scope of their audit. The audit committee is currently comprised of Messrs. Benjamin (chair), Mulhern and Serota, each of whom is independent within the meaning of applicable Securities and Exchange Commission (the “SEC”) and NYSE rules. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Director Independence.” On February 22, 2010, Mr. Ellis rotated off of the audit committee and Mr. Mulhern joined the audit committee. The Board of Directors has designated each of Messrs. Benjamin and Mulhern as an audit committee financial expert, as currently defined under the SEC rules implementing the Sarbanes-Oxley Act of 2002. We believe that the composition and functioning of our audit committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002, as well as NYSE and SEC rules and regulations.

Codes of Business Conduct and Ethics

We have adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics, and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers. Copies of the codes can be obtained free of charge from our website, www.excoresources.com, or by contacting us at the address appearing on the first page of this Annual Report on Form 10-K to the attention of Secretary or by telephone at (214) 368-2084. We intend to post any amendments to, or waivers from, our Code of Ethics that apply to our chief executive officer or senior financial officers on our website at www.excoresources.com.

Executive Officers

The following table sets forth certain information with respect to our executive officers, other than Messrs. Douglas H. Miller and Stephen F. Smith, whose information is set forth above under the caption “—Directors.”

Name	Age	Position
Harold L. Hickey	55	Vice President and Chief Operating Officer
William L. Boeing	56	Vice President, General Counsel and Secretary
Mark E. Wilson	51	Vice President, Chief Accounting Officer and Controller

The biographies of our executive officers other than Messrs. Douglas H. Miller and Stephen F. Smith are as follows:

Harold L. Hickey became our Vice President and Chief Operating Officer in October 2005. From January 2004 until October 2005, Mr. Hickey served as President of our wholly owned subsidiary, North Coast Energy, Inc. Mr. Hickey was our Production and Asset Manager from February 2001 to January 2004. From April 2000 until he joined us, Mr. Hickey was Chief Operating Officer of Inca Natural Resources Group, L.P., an independent oil and natural gas exploration company. Prior to that, Mr. Hickey worked at Mobil Oil Corporation from 1979 to March 2000.

William L. Boeing became our Vice President, General Counsel and Secretary in April 2006. From October 1980 to March 2006, Mr. Boeing was initially an associate and later a partner at one of our outside law firms, Haynes and Boone, LLP, in Dallas, Texas.

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

Other Officers and Divisional Managers of Our Company

Michael R. Chambers Sr., age 55, became our Vice President of Operations in February 2007 and also currently serves as the Vice President and General Manager of our East Texas/North Louisiana Division. Prior to joining EXCO Resources, Mr. Chambers was the Operations General Manager for Anadarko’s Eastern Region Operations from August 2006 to February 2007 and Rockies Production Manager from August 2000 to August 2006. Mr. Chambers joined Anadarko in January 2000. Mr. Chambers worked at Mobil Oil Corporation from 1979 to January 2000.

W. Justin Clarke, age 35, became our Assistant General Counsel and Chief Compliance Officer in January 2007. From September 2001 until January 2007, Mr. Clarke served as an associate at one of our outside law firms, Haynes and Boone, LLP, in Dallas, Texas.

Steve Estes, age 56, became our Vice President of Marketing in June 2010. Prior to then, Mr. Estes served as Director of Marketing for us since July 2007. Mr. Estes held several positions with Union Pacific Resources and Anadarko Petroleum before joining us, most recently Regional Manager of Gas Marketing from 2002 until 2007. Mr. Estes has 30 years of experience in the oil and gas industry with over 20 of those years directly involved in marketing in all regions of the country.

Joe D. Ford, age 63, became our Vice President of Human Resources in November 2007. Prior to joining EXCO Resources, Mr. Ford was the Director of Human Resources for CARBO Ceramics Inc. from June 2002 to November 2007. CARBO Ceramics Inc. supplies ceramic proppant for fracturing natural gas and oil wells and also provides well fracture diagnostic services. Prior to working for CARBO Ceramics Inc., Mr. Ford spent his career in various human resource management capacities including a subsidiary of General Dynamics as Manager of Human Resources and Comdial Corporation as Vice President of Human Resources.

Russell D. Griffin, age 47, joined EXCO in January 2008 and became our Vice President of Environmental, Health and Safety in June 2010. Mr. Griffin was previously our Director of Environmental, Health and Safety and Vice President of Health Safety Security and Environment for TGGT Holdings. Prior to joining EXCO, Mr. Griffin was the Senior Regulatory Representative for Hunt Oil Company, an independent international oil and natural gas exploration and production company, from August 2005 until January 2008. Mr. Griffin joined Hunt Oil Company in August of 1984 and held numerous positions in their Gulf Coast exploration and production operations until August 2005.

Richard L. Hodges, age 59, became our Vice President of Land in October 2000. He began his career with Texaco, Inc. and has served in various land management capacities with several independent oil and gas companies during the past 27 years. He served as Vice President of Land for Central Resources, Inc. until we acquired its properties in September 2000.

John D. Jacobi, age 57, became our Vice President of Business Development and Marketing in February 1999. In 1991, he co-founded Jacobi-Johnson Energy, Inc., an independent oil and natural gas producer, and served as its President until January 1997. He served as the Vice President and Treasurer of Jacobi-Johnson from January 1997 until May 8, 1998, when the company was sold to us.

Harold Jameson, age 43, became a Vice President in March 2011 and also serves as the General Manager of our East Texas/North Louisiana Joint Venture area. His primary focus is on the development of our Haynesville/Bossier Shale assets. Prior to the Haynesville Shale project, Mr. Jameson served as General Manager of our Vernon Field. Prior to joining EXCO in April 2007, he was employed at Anadarko Petroleum Corporation from 1991 to 2007 where he gained valuable experience in a variety of operating areas including U.S. onshore, offshore and international businesses in both development and exploration roles. Since 2001, Mr. Jameson has been responsible for Asset Management, Production Engineering, Reservoir Engineering and Field Development in the Central Texas, East Texas and North Louisiana operating areas. Mr. Jameson has a B.S. degree in Petroleum Engineering from Texas Tech University and is a member of the Society of Petroleum Engineers.

Tommy Knowles, age 60, joined EXCO’s Appalachian subsidiary, North Coast Energy, Inc., in 2004 as its Vice President of Exploration & Production, becoming President in October 2005. In August 2007, Mr. Knowles became Vice President and General Manager of our Permian/Rockies Division. Prior to joining North Coast he was the Sr. Vice President of Exploration & Production with Belden and Blake, having been employed there since 1996.

Stephen E. Puckett, age 52, became our Vice President of Reservoir Engineering in December 2006. Mr. Puckett was our Manager of Engineering and Operations from April 2000 until December 2006. From January 1998 until April 2000 he served as a petroleum engineering consultant for Petra Resources, Inc. From March 1993 until January 1998 he worked for Enserch Exploration, Inc. as a reservoir engineer. From May 1981 until January 1993 he was employed by Oryx Energy Company as an operations engineer and reservoir engineer. He is a registered professional engineer in Texas and a member of the Society of Petroleum Engineers.

J. Douglas Ramsey, Ph.D., age 50, became our Vice President—Finance and Special Assistant to the Chairman on June 30, 2009 and became our Treasurer in October 2005. From December 1997 until June 30, 2009, Dr. Ramsey served as our Chief Financial Officer. Dr. Ramsey was one of our directors from March 1998 until October 5, 2005. From March 1992 to December 1997, Dr. Ramsey worked for Coda Energy, Inc. as Financial Analyst and Assistant to the President and then as Financial Planning Manager. Dr. Ramsey also taught finance at various universities including Southern Methodist University in their undergraduate and professional MBA programs.

Paul B. Rudnicki, age 33, became our Vice President of Financial Planning and Analysis in August 2006. From July 2003 until August 2006, Mr. Rudnicki served as Financial Planning Manager. Mr. Rudnicki was a Financial Analyst and Assistant to the CFO from June 2000 to July 2003.

Marcia Reeves Simpson, age 54, joined EXCO in March 2008 as our Vice President of Engineering. Ms. Simpson was employed by J-W Operating Company—Cohort Energy as its Acquisition & Divestiture and Reservoir Engineering Manager from September 2004 until March 2008. From January 2001 until September 2004, Ms. Simpson was a Vice President for Energy Virtual Partners, a start-up exploration and production company. From September 1987 until January 2000, she worked for Mobil Oil Corporation in various leadership positions including U.S. Technology Leader. From June 1978 to September 1987, she worked in several engineering positions for Gulf Oil Corporation/Chevron Corporation. She is a registered professional engineer in Louisiana and she has served in various leadership roles with the Gas Research Institute, the Society of Petroleum Engineers and the Society of Women Engineers over her 30 year career.

Andrew C. Springer, age 49, became our Vice President of Tax in November 2008. From May 2006 until November 2008, Mr. Springer served as our Director of Tax. Mr. Springer began his career in public accounting in 1987 at Arthur Andersen LLP and was named partner in 2001 specializing in mergers and acquisitions. He joined KPMG as a partner in 2002 and served in that role until he left in 2004 to become the Corporate Tax Officer for Tuesday Morning Corporation.

Robert L. Thomas, age 51, became our Chief Information Officer in May 2008. Prior to joining EXCO Resources, Mr. Thomas was the Director of Strategy and Architecture in Global Information Services at ConocoPhillips. Prior to working for ConocoPhillips, Mr. Thomas served Burlington Resources in the US, Canada and UK from 1994 to 2006 in various IT management capacities. Prior to Burlington Resources, Mr. Thomas worked for Oryx Energy Company. He began his career in the seismic data processing center at Sun Oil Company in 1981, and is an active member of the Society of Exploration Geophysicists.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes of ownership with the SEC. Our officers, directors and 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms so filed. Based solely on review of copies of such forms received, we believe that, during the last fiscal year, all filing requirements under Section 16(a) applicable to our officers, directors and 10% shareholders were timely met except that two directors, Jeffrey D. Benjamin and Robert L. Stillwell, each reported 4 transactions with respect to fiscal 2010 and 2 transactions with respect to fiscal 2009 on a late Form 4. Each of the transactions reported in the late Form 4 filings were attributable to additional shares reserved by the Company for the benefit of such directors on a deferred basis following our 2009 and 2010 quarterly cash dividend payments pursuant to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., or the Director Plan.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

The compensation committee of our Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. The compensation committee reviews and recommends to our Board of Directors the compensation and benefits for our executive officers, administers our stock plans and assists with the establishment of general policies relating to compensation and benefits for all of our employees. The compensation committee seeks to ensure that the total compensation paid to our officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to our executive officers are similar to those provided to our other officers and employees. We do not have compensation plans that are solely for executive officers.

Throughout this Annual Report on Form 10-K, the individuals who served as our chief executive officer and chief financial officer during fiscal 2010, as well as the other individuals included in the Summary Compensation Table, are referred to as “Named Executive Officers.”

Compensation Philosophy and Objectives

We believe that the most effective compensation program is one that is designed to reward all employees, not just executives, for the achievement of our short-term and long-term strategic goals.

When establishing total compensation for our Named Executive Officers, our compensation committee has the following objectives:

•	to attract, retain and motivate highly qualified and experienced individuals;

•	to ensure that a significant portion of their total compensation is “at risk” in the form of equity compensation; and

•	to offer competitive compensation packages that are consistent with our core values.

From the time our current management team obtained control of EXCO in December 1997 through the end of 2008, our compensation philosophy was to provide all our employees with both cash and stock-based incentives that foster the continued growth and overall success of our company and encourage employees to maximize shareholder value. Under this philosophy, all of our employees, from the most senior executives to entry level, have aligned interests. Through the end of 2008, all newly hired employees were awarded stock options on the first business day of the month following such employee’s hire date and after that only when stock option bonuses were approved by our compensation committee, which generally occurred annually in December. Consistent with our compensation philosophy, these stock option bonuses were granted to all employees, including Named Executive Officers, at the same ratable percentage of each employee’s annual base salary.

Due to our significant growth in employee headcount, particularly in 2007 and 2008, we determined that it was no longer feasible to award stock option bonuses in December at the same ratable percentage for all employees based on each employee’s annual base salary, nor was it feasible to continue awarding stock options to all newly hired employees. It became necessary for us to reexamine our compensation philosophy with respect to our option grant practices in light of current and projected equity award “burn rates” and the number of shares available under the Amended and Restated EXCO Resources, Inc. 2005 Long-Term Incentive Plan, or Incentive Plan. At the same time, we were mindful of the need to maintain an incentive structure that would continue to foster our growth and overall success, encourage employees to maximize shareholder value and help us retain valuable personnel. With these realities and goals in mind, effective in December 2008, we modified our compensation philosophy to provide all our employees with cash incentives and only selected employees with stock-based incentives. As a result, we limited the December 2008 and 2009 stock option bonus awards to approximately 150 selected employees within our organization, including Named Executive Officers. Consistent with our compensation philosophy, the stock option bonuses in 2008 and 2009 were granted at the same ratable percentage of each employee’s annual base salary for all selected employees, including Named Executive Officers. Our remaining employees, excluding the employees that received stock options, received additional cash bonuses pursuant to a cash bonus plan. These additional cash bonuses were paid at the same ratable percentage of each applicable employee’s annual base salary, are subject to vesting restrictions that are similar to those under our stock option agreements to foster employee retention and include a change of control multiplier for any unvested amounts to provide an upside incentive similar to stock options. In addition, effective January 1, 2009, awards of stock options to new hires are only made to new employees on a purely discretionary basis, if approved by our compensation committee or pursuant to its delegated authority, and not to all new employees.

Certain employees, including one of our Named Executive Officers, received additional stock option bonuses in December 2009 on a purely discretionary basis for their contributions during 2009 executing our Haynesville shale development program, completing our East Texas/North Louisiana joint ventures with BG Group plc (“BG Group”) and divesting various non-core oil and natural gas properties.

In 2010, in light of the limited number of shares available under the Incentive Plan, we reexamined our compensation philosophy with respect to our option grant practices and considered alternatives to our traditional option grant practices that would not compromise or risk retention of our skilled labor force. We continued to believe that our incentive structure should encourage employees to maximize shareholder value and help us retain valuable personnel through the use of stock options and our cash bonus plan. In addition, competition for highly skilled, technical employees in the oil and natural gas industry remains intense, particularly for individuals with experience analyzing and exploiting shale resources. As a result of this reexamination, we determined that the objectives of the December 2010 option grants would be (a) to place a heightened emphasis on rewarding and retaining certain highly skilled personnel, including our Named Executive Officers, and (b) to ensure that a sufficient number of shares would be available under the Incentive Plan for option grants through 2011 without any increase in our option pool. We determined that a tiered approach using a Black Scholes grant date valuation (as opposed to our prior practice of granting option bonuses at the same ratable percentage of each selected employee’s annual base salary) would best accomplish our objectives. Under this tiered approach, officers received stock options with a Black-Scholes valuation as of the date of grant equal to 100% of their base salary and other managers and selected employees received stock options with a Black-Scholes valuation as of the date of grant of either 25% or 50% of their base salary based on their level of responsibility and position within the organization. This tiered approach allowed us to reduce the aggregate number of stock options that we would have otherwise granted using our historical practices but expand the number of selected employees that received stock options from approximately 150 in 2009 to approximately 225 in 2010. Our remaining employees, excluding the employees that received stock options, received additional cash bonuses pursuant to a cash bonus plan.

Role of Executive Officers in Compensation Decisions

Our Board of Directors has delegated authority to the compensation committee to make all compensation decisions for our executive officers and approve all grants of equity awards to our executive officers. The compensation committee annually reviews the performance of our chief executive officer. Our chief executive officer and our president annually review the performance of each other executive officer. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual bonus award amounts, are presented to the compensation committee. The compensation committee can exercise its discretion in modifying any recommended adjustments or awards to our executives and has the final authority to establish the compensation packages for our executive officers.

Setting Executive Compensation

Based on the foregoing objectives, the compensation committee structured our annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve our business goals and reward the executives for achieving those goals. The compensation committee engaged an outside consulting firm, Meridian Compensation Partners, LLC (“Meridian”), in November 2009 and August 2010 to conduct an annual review of our total compensation program for our Named Executive Officers as well as for other key executives. Each outside consulting firm provided the compensation committee with relevant market data and alternatives to consider when making compensation decisions for our executive officers.

In making compensation decisions, the compensation committee compares each element of total compensation against a peer group of publicly traded oil and natural gas companies with similar operations and revenue. The peer group consists of companies against which the compensation committee believes we compete for talent and for shareholder investment. Our peer group in 2010 consisted of the following companies: Cabot Oil & Gas Corporation; Cimarex Energy Co.; Comstock Resources Inc.; Continental Resources Inc., Denbury Resources Inc.; Forest Oil Corporation; Mariner Energy, Inc.; Newfield Exploration Company; Penn Virginia Corporation; Petrohawk Energy Corporation; Pioneer Natural Resources Inc.; Plains Exploration & Production Company; Quicksilver Resources Inc.; Range Resources Corporation; St. Mary Land & Exploration Company; Ultra Petroleum Corporation; W&T Offshore, Inc.; and Whiting Petroleum Corporation. From 2009 to 2010, the only changes to our peer group were the removal of CNX Gas Corporation, Encore Acquisition Company and EQT Corporation.

We compete with many larger companies for top executive-level talent. Although our compensation committee does not identify specific target ranges for the compensation of each executive officer, the compensation committee has historically set cash compensation (defined as annual salary plus expected cash bonus) for our executive officers between the twenty-fifth and the median percentile of compensation paid to similarly situated executives of the companies comprising the peer group. Variations to this objective may occur as dictated by the experience level of the individual and market factors. These objectives recognize the compensation committee’s expectation that, over the long term, we will continue to generate shareholder returns in excess of the average of our peer group.

A significant percentage of total compensation for our executive officers is allocated to stock options as a result of our compensation philosophy described above. We believe stock options incentivize our executive officers and other employees to achieve our long-term goal of maximizing shareholder value because income from stock option compensation is realized by our personnel only as a result of the successful performance of our company over time. There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation for our executive officers. Rather, the compensation committee relies on each committee member’s knowledge and experience as well as information provided by management and the outside consultant to determine the appropriate level and mix of compensation.

In November 2010, the compensation committee determined that increases in total direct compensation in the form of additional year-end cash bonuses were appropriate for 2010 based on:

•

market data from Meridian demonstrating that cash bonus and total direct compensation levels for most of our executive officers were at or below the twenty-fifth percentile of our peer group and cash bonus levels were below the twenty-fifth percentile of our peer group. Total direct compensation is the sum of an individual’s annual salary, cash bonus and the value of the individual’s equity awards granted during that year;

•

the contributions in 2010 by our executive officers and other management personnel in connection with our Haynesville shale development program, our Appalachia joint venture with BG Group and our significant reduction in Company indebtedness; and

•

the compensation committee’s belief that it was important to make a strong statement to our executive officers and other management personnel and reward, motivate and retain those individuals while keeping compensation well within the compensation range of our peer group.

These additional awards resulted in 2010 total direct compensation for our executive officers falling within our historical range of between the twenty-fifth and the median percentile of compensation paid to similarly situated executives of the companies comprising the peer group.

Executive Compensation Components

For the fiscal years ended December 31, 2010, 2009 and 2008, the principal components of compensation for Named Executive Officers were:

•	base salary;

•	cash bonus;

•	long-term incentive compensation;

•	retirement and other benefits; and

•	perquisites and other personal benefits.

Base Salary

We provide Named Executive Officers with a base salary to compensate them for services rendered during the fiscal year. Base salary ranges for Named Executive Officers are determined for each executive based on position and responsibility by using market and other data that our compensation committee deems relevant. Although our compensation committee does not identify specific target ranges for the base salary of each executive officer, the compensation committee has historically set base salary opportunities for a given position at or above the 50% percentile of the base salary of our peer group.

During its review of base salaries for executives, the compensation committee primarily considers:

•	market data provided by our outside consultant;

•	internal review of the executive’s compensation, both individually and relative to other officers;

•	individual performance of the executive;

•	performance of the executive’s department or functional unit;

•	our operational performance, with respect to our production, reserves, finding and operating costs, drilling results, risk management activities and asset acquisitions;

•	our financial performance, with respect to our cash flow, net income, cost of capital, general and administrative costs and Common Stock price performance;

•	our overall competitive position and outlook relative to our industry;

•	level of responsibility; and

•	leadership ability, demonstrated commitment to the organization, motivational skills, attitude and work ethic.

Executive salary levels are typically considered annually by our compensation committee. In accordance with the philosophy, objectives and procedures set forth in this Compensation Discussion and Analysis, our compensation committee reviewed the annual base salaries for our Named Executive Officers and decided not to make any changes for fiscal 2008 or 2009. The compensation committee approved increases in the annual base salaries for each Named Executive Officer during 2007 and believed that those base salary levels remained appropriate for 2008 and 2009 based on an analysis of our peer group and other market data that our compensation committee deemed relevant. In particular, the compensation committee’s decision to retain the current base salary level for all Named Executive Officers in 2009 reflected a tone at the top philosophy of our organization’s commitment to cash retention at a time when we were experiencing a global economic and industry downturn.

In November 2009, the compensation committee reviewed the annual base salaries for all our officers, including Named Executive Officers, and determined that effective January 1, 2010 raises averaging approximately 23% of such officers’ base salaries were appropriate. The compensation committee’s decision was based primarily on the contributions of our officers and other management personnel in 2009 in connection with our Haynesville shale development program, our joint ventures with BG Group, our divestitures of various non-core oil and natural gas properties and our significant reduction in Company indebtedness. The compensation committee believed that the accomplishment of these strategic objectives enhanced the long-term value and future prospects of the Company. The compensation committee also took into account that our Named Executive Officers had not received salary increases since April 2007. Effective January 1, 2010, our Named Executive Officers are paid the following annual base salaries:

•	Douglas H. Miller—$1,000,000

•	Stephen F. Smith—$750,000

•	Harold L. Hickey—$450,000

•	William L. Boeing—$500,000

•	Mark E. Wilson—$350,000

In November 2010, the compensation committee reviewed the annual base salaries for our Named Executive Officers and decided not to make any changes for fiscal 2011. The compensation committee approved increases in the annual base salaries for each Named Executive Officer for fiscal 2010 and believed that those base salary levels remained appropriate for 2011 based on an analysis of our peer group and other market data that our compensation committee deemed relevant.

Cash Bonus

Although we do not have a formal cash bonus plan, we have historically paid year-end cash bonuses in the range of 10% to 20% of each employee’s annual base salary as determined by our Board of Directors. Until December 2009, all employees, from the most senior executives of our organization to entry level, received the same percentage level cash bonuses, pro-rated for any partial period of service, as those received by our Named Executive Officers. Exceptions were made from time to time to provide additional cash bonuses to certain employees who made extraordinary contributions to our success. In 2008 and 2007, we paid cash bonuses to each employee and each Named Executive Officer in an amount equal to 20% of their respective annual base salary, subject to some merit based exceptions for certain employees that were not Named Executive Officers. In 2009 and 2010, we paid a cash bonus to each employee and each Named Executive Officer in an amount equal to 20% of their respective annual base salary. In addition, the compensation committee was presented with market data from Meridian in November 2009 and 2010 demonstrating that cash bonus levels for most of our executive officers was below the twenty-fifth percentile of our peer group. Based on this market data and the contributions in 2009 and 2010 by our executive officers and other management personnel in connection with our Haynesville shale development program, our joint ventures with BG Group, our divestitures of various non-core oil and natural gas properties and our significant reduction in Company indebtedness, the compensation committee determined that additional year-end cash bonuses were appropriate for 2009 and 2010. As a result, we paid additional cash bonuses averaging approximately 22% and 21% of base salary amounts in 2009 and 2010, respectively, to our executive officers and other management personnel who played significant roles in the accomplishment of those strategic objectives.

The payment of any cash bonus to Named Executive Officers must be approved by our compensation committee, whose determination is based on the overall success of our company and not any particular financial, operational or individual performance criteria or target. Each of the Named Executive Officers received the following cash bonus payments in December 2010 for fiscal 2010 performance, in December 2009 for fiscal 2009 performance and in December 2008 for fiscal 2008 performance.

Name	2010 Cash Bonus	2009 Cash Bonus	2008 Cash Bonus
Douglas H. Miller	$400,000	$320,000	$160,000
Stephen F. Smith	$300,000	$240,000	$120,000
Harold L. Hickey	$190,000	$170,000	$70,000
William L. Boeing	$200,000	$160,000	$80,000
Mark E. Wilson	$140,000	$135,000	$55,000

Long-Term Incentive Compensation

Incentive Plan. In many cases, incentives granted under the Incentive Plan comprise the largest portion of our Named Executive Officers’ total compensation package. This plan was originally adopted and approved by the Board of Directors of our predecessor entity in September 2005 and ultimately assumed by us. An amendment to this plan was approved by our shareholders in August 2007 increasing the number of shares of Common Stock authorized for issuance under the plan from 10,000,000 shares to 20,000,000 shares. Another amendment to this plan was approved by our shareholders in June 2009 increasing the number of shares of Common Stock authorized for issuance under the plan from 20,000,000 shares to 23,000,000 shares and requiring that each share granted that is subject to a full-value award will count as 1.17 shares against the total number of shares we have reserved for issuance under the plan. The stated purpose of this plan is to provide financial incentives to selected employees and to promote our long-term growth and financial success by:

•	attracting and retaining employees of outstanding ability;

•	strengthening our capability to develop, maintain and direct a competent management team;

•	providing an effective means for selected employees to acquire an ownership interest in us;

•	motivating employees to achieve long-range performance goals and objectives; and

•	providing incentive compensation competitive with other similar companies.

Our compensation committee administers the Incentive Plan and the awards granted under the Incentive Plan. Awards under the Incentive Plan can consist of incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights and other awards. However, in accordance with our compensation philosophy, we have historically only used stock options under this plan as incentives for our employees. An important objective of our long-term incentive compensation is to strengthen the relationship between the long-term value of our stock price and the potential financial gain for employees. Stock options provide employees with the opportunity to purchase our Common Stock at a price fixed on the grant date regardless of the future market price.

Pursuant to the terms of the stock option agreements that we enter into with our option holders, the stock options granted:

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

A stock option becomes valuable only if our Common Stock price increases above the option exercise price and the holder of the option remains employed during the period required for the option to “vest,” thus providing an incentive for an option holder to remain our employee. In addition, stock options link a portion of an employee’s compensation to shareholders’ interests by providing an incentive to increase the market price of our stock. All options are awarded at the NYSE’s closing price of our Common Stock on the date of the grant. The compensation committee has never granted options with an exercise price that is less than the closing price of our Common Stock on the grant date, nor has it granted options which are priced on a date other than the grant date.

Prior to January 1, 2009, all new employees were awarded stock options on the first business day of the month following such employee’s hire date and after that only when stock option bonuses were approved by our compensation committee, which generally occurred annually in December. Effective January 1, 2009, awards of stock options to new hires are made on a purely discretionary basis, if approved by our compensation committee or pursuant to its delegated authority, and not to all new employees. In December 2009 and 2008, we granted stock option bonuses to selected employees, including all of the Named Executive Officers, such that each applicable employee received an option to purchase that number of shares equal to their annual base salary in 2009 and 2008 divided by $10. These grants were consistent with our prior compensation philosophy and historical grant rates for these individuals. Our formula at that time for determining stock option grant sizes took a percentage of base salary (historically 10%) and converted that portion of base salary into a number of stock options where $1 of the portion of base salary equals an option to purchase 1 share of stock. Based on this formula, we granted stock options to the Named Executive Officers in December 2009 as set forth in the table below.

Name	2009 Base Salary	2009 Grant Percentage	2009 Stock Options	Grant Date Fair Value
Douglas H. Miller	$800,000	10%	80,000	$790,104
Stephen F. Smith	$600,000	10%	60,000	$592,578
Harold L. Hickey	$350,000	10%	35,000	$345,671
William L. Boeing	$400,000	10%	40,000	$395,052
Mark E. Wilson.	$275,000	10%	27,500	$271,598

In addition, Mr. Wilson received an additional grant of 10,000 stock options in December 2009 on a purely discretionary basis for his contributions during 2009 completing our East Texas/North Louisiana joint ventures with BG Group and divesting various non-core oil and natural gas properties.

As described under “—Compensation Philosophy and Objectives” and in accordance with our modified compensation philosophy, we granted stock option bonuses in December 2010 to selected employees, including all of the Named Executive Officers, using a Black Scholes grant date valuation ranging from 25% to 100% of such employee’s annual base salary in effect during that year, pro rata for any partial year of service. Based on this formula, we granted stock options to the Named Executive Officers in December 2010 as set forth in the table below.

Name	2010 Base Salary	Grant Date Fair Value	2010 Stock Options
Douglas H. Miller	$1,000,000	$1,000,619	97,400
Stephen F. Smith	$750,000	$749,951	73,000
Harold L. Hickey	$450,000	$449,971	43,800
William L. Boeing	$500,000	$500,310	48,700
Mark E. Wilson.	$350,000	$350,320	34,100

While the grant date fair values of the 2010 stock option grants for each Named Executive Officer increased as compared to 2009, the award levels continue to be significantly below the 50th percentile of our peer group. The compensation committee evaluated using time-based restricted stock grants for a portion of the 2010 awards, but determined that the use of stock options created a better alignment between management and shareholder interests.

Our remaining employees who did not receive stock option bonuses received additional cash bonuses pursuant to our cash bonus plan equal to 10% of their annual base salary in December 2010, 2009 and 2008 (excluding bonuses and overtime), with 25% of such bonuses paid immediately and the remainder to be paid in three annual installments so long as they remain an employee.

The following table shows the number of EXCO employees as of December 31, 2010, 2009, 2008, 2007 and 2006, the number of stock options granted to new hires and the number of stock options granted as a year-end bonus during each of the five years ended December 31, 2010.

	2010	2009	2008	2007	2006
Number of EXCO Employees	927	802	892	689	471
Option Awards to New Hires	443,700	424,750	1,790,800	1,948,500	1,444,200
Annual December Option Bonus Awards	1,744,200	2,543,800	2,288,200	3,000,200	2,171,500

The exercise prices, the number of shares subject to each grant, and other information about the stock options granted to our Named Executive Officers during fiscal year 2010 are shown in the “2010 Fiscal Year Grants of Plan-Based Awards” table contained in “Compensation of Executive Officers.” Previous awards and grants, whether vested or unvested, have no impact on the current year’s awards and grants unless otherwise determined by our compensation committee.

Stock Ownership Guidelines. We do not have formal stock ownership guidelines. However, our executive officers are encouraged to maintain or establish a significant level of direct stock ownership.

Retirement and Other Benefit Plans

401(k) Plan. All of our employees are eligible to participate in the EXCO Resources, Inc. 401(k) Plan. We match 100% of employee contributions to the 401(k) plan with vesting of Company matching contributions based on years of service with us. In addition, our employees may select our Common Stock as an investment option under the 401(k) plan, up to a maximum of 50% of their contribution.

Severance Plan. The Fourth Amended and Restated Severance Plan, or the Severance Plan, is applicable to all of our employees in the event of a change of control. The Severance Plan provides for the payment of severance equal to 1.25 times an employee’s annual base salary in the event the employee’s employment is terminated or there is an adverse change in the employee’s job or compensation within twelve months following a change of control, as defined in the Severance Plan. For more information about the Severance Plan, see “—Compensation of Executive Officers—Potential Payments Upon Termination or Change-in-Control.”

Other Benefits Plans. We offer a variety of health and benefit programs to all employees, including medical, dental, vision, life insurance and disability insurance. Our Named Executive Officers are generally eligible to participate in these employee benefit plans on the same basis as the rest of our employees.

Perquisites and Other Personal Benefits

We provided two of our Named Executive Officers in 2010 and one of our Named Executive Officers in 2009 and 2008 with perquisites and other personal benefits that the compensation committee believed were reasonable and consistent with our overall compensation program. Mr. Ramsey spent approximately 20% of his time on Mr. Douglas H. Miller’s personal business ventures during 2010. In addition, Mr. Miller’s administrative assistants spent between approximately 5% and 20% of their time on Mr. Miller’s personal matters during 2010 and one of his administrative assistants spent approximately 5% of her time on Mr. Miller’s personal matters in 2009 and 2008. Mr. Smith’s administrative assistant spent approximately 10% of her time on Mr. Smith’s personal matters during 2010. On limited occasions, executives authorized to use chartered aircraft for business travel may, if space allows, bring family members or guests along on the trip provided they have the prior approval of certain members of our senior management. Since we reimburse for use of the aircraft only for business travel and we pay for the aircraft based on the flight hours regardless of the passenger load, there is no incremental direct operating cost to us for the additional passengers. The compensation committee periodically reviews the levels of perquisites and other personal benefits provided to Named Executive Officers.

Attributed costs, if any, of the personal benefits described above for the Named Executive Officers for the fiscal years ended December 31, 2010, 2009 and 2008 are included in the Summary Compensation Table under the heading “All Other Compensation.”

Compensation for our Chief Executive Officer

As our chairman, chief executive officer and founder, Mr. Miller is the key visionary for our organization. He has helped us achieve substantial growth in annual revenues, production and reserves over the past 13 years. As a significant shareholder, Mr. Miller has a major portion of his personal wealth tied directly to the performance of our stock price, providing direct alignment with shareholder interests. Like many of our industry peers, EXCO faced significant challenges during the last half of 2008 and through 2009 in connection with the global financial and credit crisis and the associated decline in oil and natural gas prices. In addition, EXCO carried a substantial amount of indebtedness, some of which had near-term maturities, at a time when funding sources were limited. Despite these challenges, Mr. Miller was instrumental in securing additional funding sources to refinance our near-term indebtedness. During 2009 and 2010, his strategic vision set in motion our joint ventures with BG Group in East Texas and North Louisiana and Appalachia and our divestiture program that included various non-core oil and natural gas properties, all of which allowed EXCO to significantly reduce its indebtedness and generate available cash at a time when many of our competitors struggled to generate capital. He also helped transform EXCO from an acquisition-oriented company into a significant shale participant in 2009 and 2010. The compensation committee believes that Mr. Miller has positioned us for substantial growth in reserve potential, production and cash flow as a significant participant in two of the dominant shale plays in the United States, namely the Haynesville/Bossier shale in East Texas and North Louisiana and the Marcellus shale in Appalachia.

When compared to compensation levels of chief executive officers for our peer companies, Meridian’s survey concluded that Mr. Miller’s total direct compensation in 2010 ranked below the twenty-fifth percentile of his peers.

Based on Meridian’s survey and the extraordinary contributions in 2010 by Mr. Miller in connection with our Haynesville shale development program, our joint ventures with BG Group and our significant reduction in Company indebtedness, the compensation committee determined that Mr. Miller should receive an additional cash bonus in 2010. Mr. Miller’s additional cash bonus was the same on a percentage basis as our other executive officers and management personnel who played significant roles in the accomplishment of our strategic objectives during 2010. As a result, Mr. Miller received the historical 20% of base pay cash bonus plus an additional 20% of base pay cash bonus for a total cash bonus equal to $400,000. In addition, the compensation committee determined not to change Mr. Miller’s base salary level for 2011 based on an analysis of our peer group and other market data that our compensation committee deemed relevant.

Internal Pay Equity

While comparisons to compensation levels at companies in our peer group are helpful in assessing the competitiveness of our compensation program, we believe that our executive compensation program also should generally be internally equitable taking into account various levels of authority and responsibility of our employees in order to achieve our compensation objectives. When setting executive compensation each year, we informally analyze the relationship between our chief executive officer’s total compensation and the total compensation of our president and our Named Executive Officers. For this purpose, total compensation includes base salary, bonus payments and the value of equity awards calculated in the manner described in the Summary Compensation Table below. In addition, we consider the internal pay equity between the Named Executive Officers and our other officers and divisional managers. The following table illustrates the internal pay equity ratios among our chief executive officer, our president, our Named Executive Officers and our other officers and divisional managers as of December 31, 2010, 2009 and 2008.

	2010		2009		2008
CEO/President	1.3	x	1.3	x	1.3	x
CEO/Other Named Executive Officers	1.9	x	1.9	x	2.0	x
CEO/Other Officers and Divisional Managers	3.3	x	3.0	x	3.1	x
Named Executive Officers/Other Officers and Divisional Managers	2.0	x	1.8	x	1.8	x

Compensation Business Risk Review

Although portions of our salary and bonus compensation structure are performance-based, we compensate our executive officers and other employees with a salary and bonus structure that is focused on overall company performance and is not based on the achievement of any targets or milestones by any individual department or function. In addition, our executive officers and other employees have a significant ownership stake in the Company resulting from direct investments and our long-term incentive compensation program. Historically, the only long-term incentive compensation that we have granted to our executive officers or other employees is in the form of stock options because we believe stock options incentivize our executive officers and other employees to achieve our long-term goal of maximizing shareholder value. Income from stock option compensation is realized only as a result of the successful performance of our Company over time. Finally, the other elements of our compensation are comprised of typical benefit plans, such as a 401(k) Plan and health, life and disability insurance. Accordingly, our compensation committee believes that our compensation policies and practices do not create unreasonable or inappropriate risks that are reasonably likely to have a material adverse effect on the Company.

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the compensation committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides generally that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals. Other than with respect to Mr. Miller, we believe that compensation paid under our incentive plans is generally fully deductible for federal income tax purposes. However, in the future, the compensation committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for our executive officers.

Nonqualified Deferred Compensation

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. We believe that we are operating in compliance with the final regulations that became effective January 1, 2009.

Accounting for Stock-Based Compensation

Our predecessor adopted the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718—Compensation—Stock Compensation, or ASC 718, upon its formation in August 2005. Upon the closing of a series of mergers in connection with our initial public offering in February 2006, we adopted ASC 718.

Compensation Committee Report

Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The foregoing report is provided by the following directors, who constitute the compensation committee.

COMPENSATION COMMITTEE
Robert L. Stillwell, Chairman
Jeffrey D. Benjamin
Vincent J. Cebula
Earl E. Ellis
B. James Ford*
Mark Mulhern**
Jeffrey S. Serota

* Mr. Ford was appointed to the compensation committee on March 13, 2008 and therefore did not participate in setting executive compensation for fiscal 2008.

** Mr. Mulhern was appointed to the compensation committee on February 22, 2010 and therefore did not participate in setting executive compensation for fiscal 2008 or 2009.

Compensation of Executive Officers

The total compensation paid to our chief executive officer, Mr. Douglas H. Miller, our president and chief financial officer, Mr. Stephen F. Smith, and the other three most highly paid executive officers who received cash compensation in excess of $100,000 for the fiscal year ended December 31, 2010, 2009 and 2008 is set forth in the following Summary Compensation Table:

2010, 2009 AND 2008 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)(3)	Total ($)

Douglas H. Miller Chairman and Chief Executive Officer	2010	1,000,000	400,000	—	1,000,619	—	—	22,000	2,422,619
	2009	800,000	320,000	—	790,104	—	—	22,000	1,932,104
	2008	800,000	160,000	—	382,464	—	—	20,500	1,362,964

Stephen F. Smith Vice Chairman, President and Chief Financial Officer	2010	750,000	300,000	—	749,951	—	—	22,000	1,821,951
	2009	600,000	240,000	—	592,578	—	—	22,000	1,454,578
	2008	600,000	120,000	—	286,848	—	—	20,500	1,027,348

Harold L. Hickey Vice President and Chief Operating Officer	2010	450,000	190,000	—	449,971	—	—	22,000	1,111,971
	2009	350,000	170,000	—	345,671	—	—	22,000	887,671
	2008	350,000	70,000	—	167,328	—	—	20,500	607,828

William L. Boeing Vice President, General Counsel and Secretary	2010	500,000	200,000	—	500,310	—	—	22,000	1,222,310
	2009	400,000	160,000	—	395,052	—	—	22,000	977,052
	2008	400,000	80,000	—	191,232	—	—	20,500	691,732

Mark E. Wilson Vice President, Chief Accounting Officer and Controller	2010	350,000	140,000	—	350,320	—	—	22,000	862,320
	2009	275,000	135,000	—	370,361	—	—	22,000	802,361
	2008	268,750	55,000	—	131,472	—	—	15,500	470,722

(1)	This column represents the aggregate grant date fair value of stock options granted to each Named Executive Officer in 2010, 2009 and 2008 in accordance with ASC 718, with the exception that the amount shown assumes no forfeitures. Assumptions used in the calculation of these amounts are included in “Note 2. Summary of significant accounting policies—Stock options” and “Note 12. Stock options” to our audited financial statements for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on February 24, 2011.
(2)	The amounts shown in this column reflect, for each Named Executive Officer, matching contributions allocated by us to each of the Named Executive Officers pursuant to the EXCO Resources, Inc. 401(k) Plan as follows: Mr. Miller—$22,000; Mr. Smith—$22,000; Mr. Hickey—$22,000; Mr. Boeing—$22,000; and Mr. Wilson—$22,000 for 2010; Mr. Miller—$22,000; Mr. Smith—$22,000; Mr. Hickey—$22,000; Mr. Boeing—$22,000; and Mr. Wilson—$22,000 for 2009; Mr. Miller—$20,500; Mr. Smith—$20,500; Mr. Hickey—$20,500; Mr. Boeing—$20,500; and Mr. Wilson—$15,500 for 2008. We maintain a suite at the American Airlines Center in Dallas, Texas and a suite at the Rangers Ballpark in Arlington, Texas for sporting events and other entertainment purposes. We have not included any amounts related to the suites as a perquisite because tickets to the suites are available to all of our employees on a non-discriminatory basis, with business entertainment purposes having priority as to use. We also did not include any amounts related to the use of an estimated 20% of Mr. Ramsey’s time on Mr. Miller’s personal business ventures, Mr. Miller’s use of an estimated 5% to 20% of administrative assistants’ time for personal matters or Mr. Smith’s use of an estimated 10% of his administrative assistant’s time for personal matters. The aggregate incremental cost to the Company for the use of Mr. Ramsey’s and the assistants’ time is valued at $0.00 because the Company did not incur any additional expenses for such employees as a result of such use.
(3)	Mr. Miller owns two aircraft through DHM Aviation, LLC. During 2010, 2009 and 2008, we reimbursed DHM Aviation for our corporate use of the aircraft. We have not included any amounts related to the aircraft as a perquisite because all travel that is reimbursed by us is restricted to travel that is integrally and directly related to performing the executive’s job and the amounts paid to DHM Aviation are in line with the market rate for the charter of similar aircraft. On limited occasions, executives authorized to use a chartered aircraft for business travel may, if space allows, bring family members or guests along on the trip provided they have the prior approval of certain members of our senior management. Since we reimburse for use of the aircraft only for business travel and we pay for the aircraft based on the flight hours regardless of the passenger load, there is no incremental direct operating cost to us for the additional passengers. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Corporate use of personal aircraft” for additional information on amounts paid to DHM Aviation.

See “—Compensation Discussion and Analysis—Executive Compensation Components—Base Salary” for a discussion of the 2011 base salaries of our Named Executive Officers.

Equity Incentive Awards

The following table sets forth information regarding the plan-based awards under the Incentive Plan granted to each Named Executive Officer during the fiscal year ended December 31, 2010:

2010 FISCAL YEAR GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($ / Share)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Douglas H. Miller	12/7/2010	—	—	—	—	—	—	—	97,400	(2)	$18.50	$1,000,619

Stephen F. Smith	12/7/2010	—	—	—	—	—	—	—	73,000	(2)	$18.50	$749,951

Harold L. Hickey	12/7/2010	—	—	—	—	—	—	—	43,800	(2)	$18.50	$449,971

William L. Boeing	12/7/2010	—	—	—	—	—	—	—	48,700	(2)	$18.50	$500,310

Mark E. Wilson	12/7/2010	—	—	—	—	—	—	—	34,100	(2)	$18.50	$350,320

(1)	Represents the grant date fair value of the awards computed in accordance with ASC 718, with the exception that the amount shown assumes no forfeitures. Assumptions used in the calculation of these amounts are included in “Note 2. Summary of significant accounting policies—Stock options” and “Note 12. Stock options” to our audited financial statements for the fiscal year ended December 31, 2010 included in our Form 10-K filed with the SEC on February 24, 2011.
(2)	This grant was made in conjunction with our year-end option bonus grants made to selected employees. See “—Compensation Discussion and Analysis—Executive Compensation Components—Long-Term Incentive Compensation—2005 Long-Term Incentive Plan” for a discussion of this option bonus grant.

The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of December 31, 2010:

2010 FISCAL YEAR OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards(1)							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Douglas H. Miller	10/5/2005 12/1/2006 12/4/2007 12/11/2008	1,705,000 60,000 80,000 60,000	— — — 20,000	— — — —	$ $ $ $	7.50 14.62 13.72 7.88	10/4/2015 11/30/2016 12/3/2017 12/10/2018	— — — —	— — — —	— — — —	— — — —
	12/1/2009	40,000	40,000	—		$17.60	11/30/2019	—	—	—	—
	12/7/2010	24,350	73,050	—		$18.50	12/6/2020	—	—	—	—

Stephen F. Smith	10/5/2005 12/1/2006 12/4/2007 12/11/2008	383,300 40,000 60,000 45,000	— — — 15,000	— — — —	$ $ $ $	7.50 14.62 13.72 7.88	10/4/2015 11/30/2016 12/3/2017 12/10/2018	— — — —	— — — —	— — — —	— — — —
	12/1/2009	30,000	30,000	—		$17.60	11/30/2019	—	—	—	—

	Option Awards(1)							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	12/7/2010	18,250	54,750	—		$18.50	12/6/2020	—	—	—	—
Harold L. Hickey	10/5/2005 12/1/2006 12/4/2007 12/11/2008	166,700 30,000 35,000 26,250	— — — 8,750	— — — —	$ $ $ $	7.50 14.62 13.72 7.88	10/4/2015 11/30/2016 12/3/2017 12/10/2018	— — — —	— — — —	— — — —	— — — —
	12/1/2009	17,500	17,500	—		$17.60	11/30/2019	—	—	—	—
	12/7/2010	10,950	32,850	—		$18.50	12/6/2020	—	—	—	—

William L. Boeing	4/5/2006 12/1/2006 12/4/2007 12/11/2008	500,000 26,200 40,000 30,000	— — — 10,000	— — — —	$ $ $ $	12.36 14.62 13.72 7.88	4/4/2016 11/30/2016 12/3/2017 12/10/2018	— — — —	— — — —	— — — —	— — — —
	12/1/2009	20,000	20,000	—		$17.60	11/30/2019	—	—	—	—
	12/7/2010	12,175	36,525	—		$18.50	12/6/2020	—	—	—	—

Mark E. Wilson	10/5/2005 12/1/2006 12/4/2007 12/11/2008	30,000 25,000 25,000 20,625	— — — 6,875	— — — —	$ $ $ $	7.50 14.62 13.72 7.88	10/4/2015 11/30/2016 12/3/2017 12/10/2018	— — — —	— — — —	— — — —	— — — —
	12/1/2009	18,750	18,750	—		$17.60	11/30/2019	—	—	—	—
	12/7/2010	8,525	25,575	—		$18.50	12/6/2020	—	—	—	—

(1)	Pursuant to the terms of the stock option agreements that we entered into with our option holders, these options are vested as to 25% of the shares subject to the option on the date of grant and vest an additional 25% on each of the next three anniversaries of the date of grant provided that the holder of the option remains employed with us on that date. These options become fully vested and exercisable, subject to their early termination as provided in the option agreements, immediately prior to a change of control of us.

Option Exercises And Stock Vested During 2010

None of our Named Executive Officers exercised any stock options or held any unvested stock during 2010. As a result, we have not included a table showing option exercises or stock vested during 2010.

Pension Benefits

We do not provide any pension benefits for our Named Executive Officers.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not provide any nonqualified defined contribution or other deferred compensation plans for our Named Executive Officers.

Potential Payments Upon Termination or Change of Control

Third Amended and Restated EXCO Resources, Inc. Severance Plan

Set forth below is a description of our Third Amended and Restated EXCO Resources, Inc. Severance Plan, which we refer to as the “Prior Severance Plan” and was in effect as of December 31, 2010. The Prior Severance Plan was amended and restated on March 16, 2011, and a description of the material changes effected by such amendment and restatement is set forth below under the caption “—Fourth Amended and Restated EXCO Resources, Inc. Severance Plan.”

The Prior Severance Plan provided for the payment of severance in the event the employee’s employment was terminated or there was an adverse change in the employee’s job or compensation, as more specifically described in the Prior Severance Plan, within six months following a change of control of EXCO. The Prior Severance Plan was, and the Severance Plan is, administered by our compensation committee, which has the sole discretion to determine whether an employee’s termination of employment is eligible for payment of severance. All of our regular, full-time employees were eligible to participate in and receive benefits under the Prior Severance Plan and currently are eligible to participate in and receive benefits under the Severance Plan.

A change of control is defined under the Prior Severance Plan and the Severance Plan as the occurrence of any of the following: (i) we are merged or consolidated into or with another entity, and as a result less than a majority of the combined voting power of the surviving entity is held by the holders of our voting stock prior to the merger; (ii) we sell or otherwise transfer all or substantially all of our assets to any person or entity if less than a majority of the combined voting power of such person or entity immediately after such sale or transfer is held by the holders of our voting stock prior to such sale or transfer; (iii) any person is or becomes the beneficial owner, directly or indirectly, of more than 50% of our total voting power; (iv) individuals who on the effective date of the Severance Plan constituted our Board of Directors and their successors or other nominees that are appointed or otherwise approved by the Board of Directors then still in office, cease for any reason to constitute a majority of the Board of Directors; or (v) the adoption of a plan relating to the liquidation or dissolution of us. The definition of “change of control” specifically excludes an event in which any subsidiary of EXCO is spun off by means of a rights offering to EXCO’s shareholders or an underwritten public offering, or any combination thereof, even where less than a majority of the voting equity ownership is retained by EXCO.

Severance payment will be made only if the employee fully executes a release form with the plan administrator, to release and forever discharge us from any and all liability which the employee may have against us as a result of employment with or subsequent termination from us. Severance payment was equal to one year of an employee’s base salary to be paid in cash in a lump sum within ten days following receipt by us of an executed release form.

The following tables show, as of December 31, 2010, potential payments to our Named Executive Officers for various scenarios involving a change of control, death or disability, using, where applicable, the closing price of our Common Stock of $19.42 (as reported on the NYSE as of December 31, 2010). The footnotes listed below the tables apply to all of the tables in this section.

Douglas H. Miller

Chairman and Chief Executive Officer

Executive Benefits and Payments Upon Termination	Termination for Cause or Misconduct Within Six Months After a Change of Control	Termination Not for Cause or Misconduct Within Six Months After a Change of Control(1)	Change of Control (No Termination)	Death	Disability
Compensation
Severance(2)	$—	$1,000,000	$—	$—	$—
Long-term Equity Incentives—Unvested Stock Options(3)	370,806	370,806	370,806	370,806	370,806

Total	$370,806	$1,370,806	$370,806	$370,806	$370,806

Stephen F. Smith

Vice Chairman, President and Chief Financial Officer

Executive Benefits and Payments Upon Termination	Termination for Cause or Misconduct Within Six Months After a Change of Control	Termination Not for Cause or Misconduct Within Six Months After a Change of Control(1)	Change of Control (No Termination)	Death	Disability
Compensation
Severance(2)	$—	$750,000	$—	$—	$—
Long-term Equity Incentives—Unvested Stock Options(3)	278,070	278,070	278,070	278,070	278,070

Total	$278,070	$1,028,070	$278,070	$278,070	$278,070

Harold L. Hickey

Vice President and Chief Operating Officer

Executive Benefits and Payments Upon Termination	Termination for Cause or Misconduct Within Six Months After a Change of Control	Termination Not for Cause or Misconduct Within Six Months After a Change of Control(1)	Change of Control (No Termination)	Death	Disability
Compensation
Severance(2)	$—	$450,000	$—	$—	$—
Long-term Equity Incentives—Unvested Stock Options(3)	163,047	163,047	163,047	163,047	163,047

Total	$163,047	$613,047	$163,047	$163,047	$163,047

William L. Boeing

Vice President, General Counsel and Secretary

Executive Benefits and Payments Upon Termination	Termination for Cause or Misconduct Within Six Months After a Change of Control	Termination Not for Cause or Misconduct Within Six Months After a Change of Control(1)	Change of Control (No Termination)	Death	Disability
Compensation
Severance(2)	$—	$500,000	$—	$—	$—
Long-term Equity Incentives—Unvested Stock Options(3)	185,403	185,403	185,403	185,403	185,403

Total	$185,403	$685,403	$185,403	$185,403	$185,403

Mark E. Wilson

Vice President, Chief Accounting Officer and Controller

Executive Benefits and Payments Upon Termination	Termination for Cause or Misconduct Within Six Months After a Change of Control	Termination Not for Cause or Misconduct Within Six Months After a Change of Control(1)	Change of Control (No Termination)	Death	Disability
Compensation
Severance(2)	$—	$350,000	$—	$—	$—
Long-term Equity Incentives—Unvested Stock Options(3)	136,992	136,992	136,992	136,992	136,992

Total	$136,992	$486,992	$136,992	$136,992	$136,992

(1)	The officer shall not be eligible to receive a severance payment if either (i) he receives a comparable offer of employment from any other operation of EXCO or any of its affiliate organizations, regardless of whether he accepts such offer or (ii) he receives and accepts a transfer of employment to any other operation of EXCO or any of its affiliate organizations.
(2)	Represents a payment equal to 100% of the officer’s annual base salary. Such amount is calculated under our Third Amended and Restated EXCO Resources, Inc. Severance Plan, which was adopted on November 14, 2007 and in effect on December 31, 2010. For a description of severance payments that may be due pursuant to the Fourth Amended and Restated EXCO Resources, Inc. Severance Plan, see “—Fourth Amended and Restated EXCO Resources, Inc. Severance Plan.”
(3)	Excludes stock options that are currently exercisable. Pursuant to the terms of each stock option award, all options become fully vested automatically upon a change of control or upon the death or the total and permanent disability of the officer.

Fourth Amended and Restated EXCO Resources, Inc. Severance Plan

On March 16, 2011, the Compensation Committee of the Board of Directors adopted the Fourth Amended and Restated EXCO Resources, Inc. Severance Plan, which amended, restated and replaced the Prior Severance Plan. Among other things, the Fourth Amended and Restated EXCO Resources, Inc. Severance Plan amended the Prior Severance Plan to: (i) increase the amount of severance pay for eligible employees from one times their base pay to 1.25 times their base pay, (ii) extend the protection period following a change of control for eligible employees from six months to twelve months, and (iii) limit the circumstances in which an eligible employee can terminate for “good reason” to a material reduction in base pay or a forced relocation. In addition, as amended, the Severance Plan now provides that eligible employees will receive their severance payments in cash in a lump sum 60 days following termination of employment, provided that we have timely received an executed release form, instead of 10 days after receipt of an executed release form.

Pursuant to the Fourth Amended and Restated EXCO Resources, Inc. Severance Plan, as of April 15, 2011, our Named Executive Officers would be entitled to the following amounts of severance pay if they were terminated other than for cause or misconduct within twelve months after a change of control:

Name	Termination Not for Cause or Misconduct Within Twelve Months After a Change of Control

Douglas H. Miller	$1,250,000

Stephen F. Smith	937,500

Harold L. Hickey	562,500

William L. Boeing	625,000

Mark E. Wilson	437,500

Director Compensation

The following table provides compensation information for the one year period ended December 31, 2010 for each non-employee member of our Board of Directors:

2010 FISCAL YEAR DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey D. Benjamin	$100,000	—	$49,935	—	—	—	$149,935
Vincent J. Cebula(3)	$230,000	—	$49,935	—	—	—	$279,935
Earl E. Ellis	$45,000	—	$49,935	—	—	—	$94,935
B. James Ford	$50,000	—	$49,935	—	—	—	$99,935
Mark Mulhern(3)(4)	$225,000	—	$730,160	—	—	—	$955,160
T. Boone Pickens	$40,000	—	$49,935	—	—	—	$89,935
Jeffrey S. Serota	$55,000	—	$49,935	—	—	—	$104,935
Robert L. Stillwell	$55,000	—	$49,935	—	—	—	$104,935

(1)	Includes the amount of cash fees forgone at the election of Messrs. Benjamin, Ellis and Mulhern and either paid during 2010 or deferred until a later date in shares of our Common Stock pursuant to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc. See “—Director Plan.”

(2)	This column represents the aggregate grant date fair value of stock options granted to each non-employee director in 2010 in accordance with ASC 718, with the exception that the amount shown assumes no forfeitures. Assumptions used in the calculation of these amounts are included in “Note 2. Summary of significant accounting policies—Stock options” and “Note 12. Stock options” to our audited financial statements for the fiscal year ended December 31, 2010 included in the Form 10-K filed with the SEC on February 24, 2011. Pursuant to the policies of Oaktree, Mr. Ford has assigned all economic and pecuniary interest and voting rights with respect to his director fees, including stock option awards, to the Oaktree Funds. Pursuant to the policies of Ares, Mr. Serota has assigned all economic and pecuniary interests and voting rights with respect to his director fees, including stock option awards, to Ares.
(3)	Includes $175,000 paid in cash in connection with service on the special committee of the Board of Directors.
(4)	Mr. Mulhern was granted an option to purchase 65,000 shares of our Common Stock on February 1, 2010 in connection with his appointment to the Board of Directors.

Cash Compensation. Our non-employee directors were paid an annual retainer of $40,000 in 2010. The chair of our compensation committee and nominating and corporate governance committee were paid an additional $10,000 in 2010 and the chair of the audit committee was paid an additional $50,000. Each non-chair member of our compensation committee, nominating and corporate governance committee and audit committee was paid an additional $5,000 in 2010. The members of the special committee were paid a flat fee of $175,000 in 2010. We pay no additional remuneration to our employees serving as directors. All directors, including our employee directors, are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings.

In May 2009, the compensation committee engaged Hewitt Consulting, now known as Meridian to conduct a competitive market analysis of our outside director compensation program. Meridian’s survey included market data from the same peer group of publicly-traded oil and natural gas companies described under the heading “Compensation Discussion and Analysis—Setting Executive Compensation.” Meridian’s survey concluded that the total compensation paid to each outside director was below the twenty-fifth percentile of our peer group, particularly as a result of the $25,000 annual retainer falling significantly below the twenty-fifth percentile of our peer group. The fees paid to our outside directors have not been changed since before our initial public offering in February 2006. Based on Meridian’s survey and the overall performance of the Company in 2009, effective January 1, 2010, the Board of Directors raised the annual retainer from $25,000 to $40,000. The other fees paid for chairman and committee service were not changed. In November 2010, the Board of Directors determined not to make any changes to director compensation for fiscal 2011.

Option Grant. On November 5, 2010, each of our non-employee directors received an automatic annual grant under the Director Plan (as described below) of an option to purchase 5,000 shares. The exercise price per share of each option was set at the closing price of our Common Stock on the NYSE on November 5, 2010. The option has a term of ten years, with 25% of the shares subject to the option (1,250 shares) vesting immediately and the balance vesting in equal proportions on the next three anniversary dates. The unvested shares subject to the option will be forfeited if a director ceases to serve on the Board of Directors for any reason. In addition, no shares granted under the Director Plan will vest, and the shares that would otherwise have vested will be forfeited, in any fiscal year in which a director attends less than 75% of the Board of Directors meetings held for that fiscal year. However, this option will be subject to acceleration upon a change of control as defined under the Incentive Plan.

Director Plan. The Director Plan permits the non-employee directors who receive fees for their service on the Board of Directors and its committees to make an annual election to receive their fees (i) entirely in cash, (ii) 50% in cash and 50% in our Common Stock, or (iii) entirely in our Common Stock. Due to certain regulatory reasons, Mr. Pickens received his fees for service during 2010 in cash. Messrs. Cebula, Ford, Serota and Stillwell received cash for their service during 2010. Messrs. Benjamin and Ellis elected to receive their fees for service during 2010 entirely in our Common Stock. Mr. Mulhern elected to receive his director fees 50% in cash and 50% in our Common Stock during 2010. None of our directors elected to change the manner in which they will receive director fees in 2011. All director fees are paid on a quarterly basis. Payments in the form of our Common Stock are issued as of the payment date, which is the first business day following the end of the fiscal quarter, at the closing price of our Common Stock on the NYSE on that date.

The Director Plan also permits non-employee directors to defer the payment of his or her director fees (employee directors do not receive fees in their capacity as directors). Directors may defer the payment of director fees, whether payable in the form of cash or our Common Stock, to (i) a specified date, (ii) his or her termination of service, (iii) the occurrence of a change of control, or (iv) the earlier of two or more of those events. This deferral is qualified to satisfy the requirements of Section 409A of the Internal Revenue Code of 1986. Only Mr. Benjamin elected to defer the payment of his 2010 and 2011 director fees under the Director Plan.

The Director Plan was amended in November 2009 to (i) eliminate automatic stock option grants to new directors and (ii) provide for an automatic annual stock option grant to each of our directors to purchase 5,000 shares of our Common Stock beginning December 1, 2009 and each year thereafter on the third business day following the release of our third quarter earnings. The exercise price will be set at the closing price of our Common Stock on the NYSE on the date of grant. The option will have a term of ten years, with 25% of the shares subject to the option vesting immediately and the balance vesting in equal proportions on the next three anniversary dates. No shares granted under the Director Plan will vest, and the shares that would otherwise have vested will be forfeited, in any fiscal year in which a director attends less than 75% of the Board of Directors meetings held for that fiscal year. In the event a director ceases to serve for any reason, the unvested shares subject to the option will be forfeited. However, this option will be subject to acceleration upon a change of control as defined under the Incentive Plan. All shares issuable under the Director Plan, including pursuant to any option granted thereunder, will be deemed issued under the terms of the Incentive Plan.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2010, the compensation committee was comprised of Messrs. Stillwell (chair), Benjamin, Cebula, Ellis, Ford, Mulhern and Serota.

During the fiscal year ended December 31, 2010, no member of our compensation committee is or has been an officer or employee of us or any of our subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K. None of our executive officers served as a director or member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our compensation committee or as one of our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2010 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	16,478,926	$13.68	2,068,375
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

Total	16,478,926	$13.68	2,068,375

Security Ownership Of Certain Beneficial Owners And Management

The following tables set forth as of April 15, 2011 the number and percentage of shares of our Common Stock beneficially owned by (i) each person known by us to beneficially own more than 5% of the outstanding shares of our Common Stock and (ii) each of our directors, each of our named executive officers and all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Beneficial ownership information is based on the most recent Forms 3, 4 and 5 and Schedules 13D and 13G filings with the SEC and reports made directly to us. In computing the number of shares of Common Stock beneficially owned by a person and the beneficial ownership percentage of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 15, 2011 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership of our Common Stock is based upon 213,780,898 shares of Common Stock outstanding as of April 15, 2011. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o EXCO Resources, Inc., 12377 Merit Drive, Suite 1700, Dallas, Texas 75251.

Principal Shareholders

	Common Stock Beneficial Ownership
Beneficial owner	Shares	% of Class
Holders of more than 5%

T. Boone Pickens, Jr.(1) 8117 Preston Road Suite 260W Dallas, TX 75225	10,677,850	5.0%

Oaktree Capital Group Holdings GP, LLC(2) 333 S. Grand Avenue, 28th Floor Los Angeles, CA 90071	34,850,196	16.3%

FMR LLC(3) 82 Devonshire Street Boston, MA 02109	11,269,897	5.3%

Ares Management LLC(4) 1999 Avenue of the Stars Suite 1900 Los Angeles, CA 90067	12,951,537	6.1%

WL Ross & Co. LLC(5) 1166 Avenue of the Americas New York, New York 10036	21,000,000	9.8%

(1)	Includes 58,750 shares of our Common Stock subject to stock options that are exercisable within 60 days of April 15, 2011. Includes 10,619,100 shares of Common Stock held in an account with a bank and pledged as collateral security for the repayment of debit balances, if any, in such account.
(2)	Includes shares of our Common Stock held by OCM Principal Opportunities Fund III, L.P. (“Fund III”), OCM Principal Opportunities Fund IIIA, L.P. (“Fund IIIA”), OCM Principal Opportunities Fund IV Delaware, L.P. (“Fund IV Delaware”) and OCM EXCO Holdings, LLC (“OCM EXCO”, and together with Fund III, Fund IIIA and Fund IV Delaware, the “Funds”). Oaktree Capital Group Holdings GP, LLC (“Oaktree Group”) ultimately controls Fund III, Fund IIIA, Fund IV and OCM EXCO.

Oaktree Fund GP I, L.P. (“GP I”) is the general partner of OCM Principal Opportunities Fund III GP, L.P. (“Fund III GP”), the general partner of Fund III and Fund IIIA. By virtue of their relationship to Fund III and Fund IIIA, (a) Fund III GP and (b) GP I may be deemed to have beneficial ownership of the shares owned by Fund III and Fund IIIA. Stephen Kaplan and Ronald Beck are a Principal and a managing director, respectively, of Oaktree Capital Management, L.P. (“Oaktree”), the investment manager of Fund III and Fund IIIA, and are the portfolio managers for Fund III and Fund IIIA. Mr. Kaplan, Mr. Beck, Fund III GP and GP I disclaim beneficial ownership of the securities held by Fund III and Fund IIIA, except to the extent of any pecuniary interest therein.

OCM Principal Opportunities Fund IV, L.P. (“Fund IV”) is the sole shareholder of OCM Principal Opportunities Fund IV Delaware GP Inc. (“Fund IV Delaware GP”), the general partner of Fund IV Delaware, and has the sole power to appoint and remove directors of Fund IV Delaware GP. OCM Principal Opportunities Fund IV GP Ltd. (“Fund IV GP Ltd.”) is the general partner of OCM Principal Opportunities Fund IV GP, L.P. (“Fund IV GP”), which is the general partner of Fund IV. GP I is the sole shareholder of Fund IV GP Ltd. and has the sole power to appoint and remove directors of Fund IV GP Ltd. By virtue of their relationship to Fund IV Delaware, (a) GP I, (b) Fund IV GP, (c) Fund IV GP Ltd., (d) Fund IV Delaware GP and (e) Fund IV may be deemed to have beneficial ownership of the shares owned by Fund IV Delaware. Mr. Kaplan and Mr. Beck are the portfolio managers for Fund IV. Mr. Kaplan, Mr. Beck, GP I, Fund IV GP, Fund IV GP Ltd., Fund IV Delaware GP and Fund IV disclaim beneficial ownership of the securities held by Fund IV Delaware, except to the extent of any pecuniary interest therein.

Oaktree Capital I, L.P. (“Capital I”) is the general partner of GP I. OCM Holdings I, LLC (“Holdings I”) is the general partner of Capital I. Oaktree Holdings, LLC (“Holdings LLC”) is the managing member of Holdings I. By virtue of their relationship to Fund III, Fund IIIA and Fund IV Delaware, (a) Holdings LLC, (b) Holdings I and (c) Capital I, may be deemed to have beneficial ownership of the shares owned by Fund III, Fund IIIA and Fund IV Delaware. Holding LLC, Holdings I and Capital I disclaim beneficial ownership of the securities held by Fund III, Fund IIIA and Fund IV Delaware, except to the extent of any pecuniary interest therein.

Oaktree Holdings, Inc. (“Holdings Inc.”) is the general partner of Oaktree, who is the manager of OCM EXCO. By virtue of their relationship to OCM EXCO, (a) Oaktree and (b) Holdings Inc. may be deemed to have beneficial ownership of the shares owned by OCM EXCO. Bruce Karsh is the President of Oaktree and is the portfolio manager for the funds that own OCM EXCO. Mr. Karsh, Oaktree and Holdings, Inc. disclaim beneficial ownership of the securities held by OCM EXCO, except to the extent of any pecuniary interest therein.

Oaktree Capital Group, LLC (“OCG”) is the managing member of Holdings LLC and the sole shareholder of Holdings Inc. Oaktree Capital Group Holdings, L.P. (“OCGH”) is the holder of a substantial majority of the voting units of OCG and has the ability to appoint and remove directors of OCG. Oaktree Capital Group Holdings GP, LLC (“OCGH GP”) is the general partner of OCGH. OCGH GP is a limited liability company managed by an executive committee, the members of which are Howard S. Marks, Bruce A. Karsh, Sheldon M. Stone, Larry W. Keele, Stephen A. Kaplan, John B. Frank, David Kirchheimer and Kevin L. Clayton (collectively, the “Principals”). By virtue of their relationship to the Funds, (a) OCGH GP, (b) OCGH, (c) OCG and (d) each of the Principals may be deemed to have beneficial ownership of the shares owned by the Funds. OCGH GP, OCGH, OCG and each of the Principals hereby disclaims beneficial ownership of the securities of the Fund, except to the extent of any pecuniary interest therein.

In addition, the Funds also beneficially own (i) 50,000 shares which represent the vested portion of a stock option to purchase 50,000 shares of our Common Stock issued to B. James Ford, a Managing Director of Oaktree, as an initial grant upon becoming one of our directors, (ii) 7,500 shares which represent the vested portion of a stock option to purchase 15,000 shares of our Common Stock issued to Mr. Ford on December 1, 2009 and (iii) 1,250 shares which represent the vested portion of a stock option to purchase 5,000 shares of our Common Stock issued to Mr. Ford on November 5, 2010. These stock options are held directly by Mr. Ford for the benefit of the Funds. Pursuant to the policies of Oaktree, Mr. Ford must hold these stock options on behalf of and for the sole benefit of the Funds. Mr. Ford disclaims beneficial ownership of these securities, except to the extent of any indirect pecuniary interest therein. Also includes 12,500 shares subject to a stock option held by Vincent J. Cebula, one of our directors and formerly a Managing Director of Oaktree. In connection with Mr. Cebula’s departure from Oaktree, Mr. Cebula agreed to remit to the Oaktree Funds any realized after-tax benefit earned by Mr. Cebula with respect to 12,500 of his then vested stock option awards.

(3)	Based solely on the information contained in the Schedule 13G/A filed with the SEC on February 14, 2011.
(4)	Includes (i) 6,005,951 shares of our Common Stock held by Ares Corporate Opportunities Fund, L.P. (“ACOF”), (ii) 45,262 shares of our Common Stock held by ACOF EXCO, L.P. (“ACOF EXCO”), (iii) 262,630 shares of our Common Stock held by ACOF EXCO 892 Investors, L.P. (“ACOF 892”), (iv) 3,883,157 shares of our Common Stock held by Ares Corporate Opportunities Fund II, L.P. (“ACOF II”), (v) 1,050,525 shares of our Common Stock held by Ares EXCO, L.P. (“Ares EXCO”) and (vi) 1,645,262 shares of our Common Stock held by Ares EXCO 892 Investors, L.P. (“Ares 892”).

The general partner of each of ACOF, ACOF EXCO and ACOF 892 is ACOF Management, L.P. (“ACOF Management”) and the general partner of ACOF Management is ACOF Operating Manager, L.P. (“ACOF Operating Manager”). The general partner of each of ACOF II, Ares EXCO and Ares 892 is ACOF Management II, L.P. (“ACOF Management II”) and the general partner of ACOF Management II is ACOF Operating Manager II, L.P. (“ACOF Operating Manager II”). Each of ACOF Operating Manager and ACOF Operating Manager II are indirectly owned by Ares Management LLC (“Ares”) which, in turn, is indirectly controlled by Ares Partners Management Company LLC, which in turn is managed by an executive committee. Each of the members of the executive committee and the foregoing entities and the partners, members and managers thereof (other than ACOF, ACOF EXCO, ACOF 892, ACOF II, Ares EXCO and Ares 892, in each case with respect to the shares owned of record by such entity) expressly disclaims beneficial ownership of these shares of our Common Stock, except to the extent of any pecuniary interest therein.

Also includes (i) 50,000 shares of our Common Stock which represents the vested portion of stock options to acquire 50,000 shares of our Common Stock which were issued to one of our directors, Jeffrey Serota, as an initial grant upon becoming one of our directors in March 2007, (ii) 7,500 shares which represent the vested portion of a stock option to purchase 15,000 shares of our Common Stock issued to Mr. Serota on December 1, 2009 and (iii) 1,250 shares which represent the vested portion of a stock option to purchase 5,000 shares of our Common Stock issued to Mr. Serota on November 5, 2010. These stock options are held by Mr. Serota for the benefit of Ares. Pursuant to the policies of Ares, Mr. Serota holds these stock options as a nominee for the sole benefit of Ares and has assigned all economic, pecuniary and voting rights to Ares. Mr. Serota expressly disclaims beneficial ownership of these securities, except to the extent of any indirect pecuniary interest therein.

(5)	Based solely on the information contained in the Schedule 13D/A filed with the SEC on February 4, 2011.

Executive Officers and Directors

Beneficial owner	Shares(1)	Options exercisable within 60 days	Percentage of shares outstanding
Named Executive Officers
Douglas H. Miller(2)	6,537,434	1,969,350	3.0%
Stephen F. Smith(3)	1,082,685	576,550	*
William L. Boeing	637,475	628,375	*
Harold L. Hickey(4)	550,787	286,400	*
Mark E. Wilson(5)	163,183	127,900	*
Directors
Jeffrey D. Benjamin(6)	544,424	58,750	*
Vincent J. Cebula(7)	58,750	58,750	*
Earl E. Ellis(8)	631,863	58,750	*
B. James Ford(9)	58,750	58,750	*
Mark Mulhern(10)	40,407	33,750	*
T. Boone Pickens, Jr.(11)	10,667,850	58,750	5.0%
Jeffrey S. Serota(12)	58,750	58,750	*
Robert L. Stillwell(13)	140,376	58,750	*
All executive officers and directors as a group (13 persons)	21,172,734	4,033,575	9.7%

(1)	Includes the options exercisable within 60 days of April 15, 2011 shown in the options column.
(2)	Includes 406,225 shares of our Common Stock held in various trusts for the benefit of immediate family members and 15,111 shares held in a 401(k) account.
(3)	Includes 75,000 shares of our Common Stock held in various trusts for the benefit of immediate family members. Includes 422,521 shares of Common Stock held in a margin account with a brokerage firm and pledged as collateral security for the repayment of debit balances, if any, in such account and 8,614 shares held in a 401(k) account.
(4)	Includes 9,922 shares of our Common Stock held in a 401(k) account.
(5)	Includes 1,333 shares of our Common Stock held in a 401(k) account.
(6)	Includes the right to acquire 23,671 shares of our Common Stock pursuant to the Director Plan granted to Mr. Benjamin as deferred compensation in lieu of cash for his service on our Board of Directors and committees. These shares vest immediately and are to be settled in our Common Stock upon the earlier to occur of (1) as soon as administratively feasible after the date on which Mr. Benjamin incurs a “Termination of Service” under the Director Plan and (2) a “Change in Control” under the Director Plan. See “Item 11. Executive Compensation—Director Compensation” for a discussion of the Director Plan.
(7)	These shares represent the vested portion of (i) a stock option to purchase 50,000 shares of our Common Stock issued to Mr. Cebula as an initial grant upon becoming one of our directors in March 2007, (ii) a stock option to purchase 15,000 shares of our Common Stock issued to Mr. Cebula on December 1, 2009 and (iii) a stock option to purchase 5,000 shares of our Common Stock issued to Mr. Cebula on November 5, 2010. Includes 12,500 shares subject to a stock option held by Vincent J. Cebula, one of our directors and formerly a Managing Director of Oaktree. In connection with Mr. Cebula’s departure from Oaktree, Mr. Cebula agreed to remit to the Oaktree Funds any realized after-tax benefit earned by Mr. Cebula with respect to 12,500 of his then vested stock option awards.

(8)	Includes 11,110 shares of our Common Stock issued pursuant to the Director Plan to Mr. Ellis in lieu of cash as compensation for his service on our Board of Directors and committees. See “Item 11. Executive Compensation—Director Compensation” for a discussion of the Director Plan.
(9)	These shares represent the vested portion of (i) a stock option to purchase 50,000 shares of our Common Stock issued to Mr. Ford, a Managing Director of Oaktree, as an initial grant upon becoming one of our directors in December 2007, (ii) a stock option to purchase 15,000 shares of our Common Stock issued to Mr. Ford on December 1, 2009 and (iii) a stock option to purchase 5,000 shares of our Common Stock issued to Mr. Ford on November 5, 2010. These stock options are held directly by Mr. Ford for the benefit of the Oaktree Funds. Pursuant to the policies of Oaktree, Mr. Ford must hold these stock options on behalf of and for the sole benefit of the Oaktree Funds and has assigned all economic, pecuniary and voting rights to the Oaktree Funds. Mr. Ford disclaims beneficial ownership of these securities, except to the extent of any indirect pecuniary interest therein. The shares reported for Mr. Ford do not include shares of our Common Stock held directly by certain of the Oaktree Funds. Mr. Ford disclaims beneficial ownership of these securities, except to the extent of any indirect pecuniary interest therein.
(10)	In connection with Mr. Mulhern’s appointment to our Board of Directors on February 1, 2010, Mr. Mulhern was granted an option to purchase 65,000 shares of our Common Stock, of which 32,500 have vested. Mr. Mulhern was granted an option to purchase 5,000 shares of our Common Stock on November 5, 2010, of which 1,250 have vested. Also includes 1,657 shares of our Common Stock issued pursuant to the Director Plan to Mr. Mulhern in lieu of cash as compensation for his service on our Board of Directors and committees.
(11)	Includes 58,750 shares of our Common Stock subject to stock options that are exercisable within 60 days of the April 15, 2011. Includes 10,619,100 shares of Common Stock held in an account with a bank and pledged as collateral security for the repayment of debit balances, if any, in such account.
(12)	In connection with Mr. Serota’s appointment to our Board of Directors in March 2007, Mr. Serota was granted options to acquire 50,000 shares of our Common Stock, all of which have vested. Mr. Serota was granted an option to purchase 15,000 shares of our Common Stock on December 1, 2009, of which 7,500 have vested. Mr. Serota was granted an option to purchase 5,000 shares of our Common Stock on November 5, 2010, of which 1,250 have vested. All of these stock options are held by Mr. Serota for the benefit of the Ares Entities. Pursuant to the policies of the Ares Entities, Mr. Serota holds these stock options as a nominee for the sole benefit of the Ares Entities and has assigned all economic, pecuniary and voting rights to the Ares Entities. Mr. Serota disclaims beneficial ownership of these securities. Amounts reported do not include the shares of our Common Stock referred to in note 4 to the beneficial ownership table for “Holders of more than 5%” above, with respect to which Mr. Serota disclaims beneficial ownership, except to the extent of any indirect pecuniary interest therein.
(13)	Includes the right to acquire 4,926 shares of our Common Stock pursuant to the Director Plan granted to Mr. Stillwell as deferred compensation in lieu of cash for his service on our Board of Directors and committees. These shares vest immediately and are to be settled in our Common Stock upon the earlier to occur of (1) as soon as administratively feasible after the date on which Mr. Stillwell incurs a “Termination of Service” under the Director Plan and (2) a “Change in Control” under the Director Plan. See “Item 11. Executive Compensation—Director Compensation” for a discussion of the Director Plan.
*	Less than 1%.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Corporate use of personal aircraft

We periodically charter, for company business, two jet aircraft from DHM Aviation, LLC, a company owned by Douglas H. Miller, our chairman and chief executive officer. The Board of Directors has adopted a written policy covering the use of these aircraft. The Company believes that prudent use of a chartered private airplane by our senior management while on company business can promote efficient use of management time. Such usage can allow for unfettered, confidential communications among management during the course of the flight and minimize airport commuting and waiting time, thereby promoting maximum use of management time for company business. However, we restrict the use of the aircraft to priority company business being conducted by senior management in a manner that we believe is cost effective for us and our shareholders. As a result, EXCO’s reimbursed use of the aircraft is restricted to travel that is integrally and directly related to performing senior management’s jobs. Such use must be approved in advance by certain members of our senior management. On limited occasions, executives authorized to use a chartered aircraft for business travel may, if space allows, bring family members or guests along on the trip provided they have the prior approval of certain members of our senior management. We maintain a detailed written log of such usage specifying the company personnel (and others, if any) that fly on the aircraft, the travel dates and destination(s), and the company business being conducted. In addition, the log contains a detail of all charges paid or reimbursed by us with supporting written documentation.

In the event that the aircraft are chartered for a mixture of company business and personal use, all charges will be reasonably allocated between company reimbursed charges and charges to the person using the aircraft for personal use.

At least annually, and more frequently if requested by the audit committee, our Director of Internal Audit surveys fixed base operators and other charter operators to ascertain hourly flight rates for aircraft of comparable size and equipment in relation to DHM Aviation, LLC’s aircrafts. This survey also ascertains other charges (including fuel surcharges) invoiced by such charter operators. Based on the results of such survey, senior management recommends to the audit committee appropriate revisions, if any, to the charter rates and fuel surcharges. The audit committee then establishes hourly rates and fuel surcharges EXCO will pay for the upcoming calendar year for the use of the aircraft. The present hourly rate paid by EXCO for use of these aircraft is in line with the market rate for similar aircraft. In addition, EXCO pays for customary out-of-pocket catering expenses, landing fees and excise taxes invoiced for a flight and any out-of-pocket expenses incurred by the pilots.

In August 2009, the audit committee approved a rate of $5,400 per flight hour plus a $400 per flight hour surcharge for the larger aircraft and a rate of $3,700 per flight hour plus a $400 per flight hour surcharge for the smaller aircraft. In November 2010, the rate for the larger aircraft was reduced to $5,300 per flight hour plus a $300 per flight hour fuel surcharge.

From January 1, 2010 through April 15, 2011, expenses incurred by EXCO payable directly to DHM Aviation, LLC or indirectly through an invoicing agent for use of these aircraft aggregated $1.1 million.

In August 2010, the Company purchased a jet aircraft for corporate purposes. Since that time, the Company primarily uses its own aircraft for business travel and charters Mr. Miller’s aircraft less frequently when deemed necessary by our senior management.

Subcontractor relationship with Jeff Smith

Jeff Smith, the son of Stephen F. Smith, our President, Chief Financial Officer and one of our directors, owns a 50% interest in S&S Directional Drilling, LLC (“S&S”). One of EXCO’s vendors, Select Energy Services, LLC (“Select”), or its affiliates subcontracts with S&S to provide equipment for use in connection with services provided by Select or its affiliates to EXCO. From January 1, 2010 through April 15, 2011, S&S was paid approximately $7.7 million by Select and/or its affiliates for the use of equipment in connection with services provided to EXCO.

Consulting relationship with Penny Wilson

Penny Wilson, the spouse of Mark E. Wilson, our Vice President, Chief Accounting Officer and Controller, was retained by us as a consultant during 2010 and 2011 primarily to support certain marketing and operational functions. From January 1, 2010 through April 15, 2011, fees paid to Ms. Wilson totaled approximately $171,000.

Audit Committee Review

In accordance with our audit committee charter, our audit committee is responsible for reviewing and approving the terms and conditions of all related party transactions that are required to be disclosed under Item 404 of Regulation S-K.

Director Independence

The standards relied upon by the Board of Directors in affirmatively determining whether a director is “independent” in compliance with the rules of the NYSE are comprised, in part, of those objective standards set forth in NYSE rules. In addition, no director will qualify as “independent” unless the Board affirmatively determines that the director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with us). The following commercial or charitable relationships, although not exclusive, will not be considered to be material relationships that would impair a director’s independence: (a) the director is an executive officer or owns beneficially or of record more than a ten percent equity interest of another company that does business with us or our subsidiaries and the annual sales to, or purchases from, us or our subsidiaries are less than five percent of the annual revenues of the company he or she serves as an executive officer of; (b) the director is an executive officer or owns beneficially or of record more than a ten percent equity interest of another company which is indebted to us or our subsidiaries, or to which we or our subsidiaries are indebted, and the total amount of either company’s indebtedness to the other is less than five percent of the total consolidated assets of the company he or she serves as an executive officer of; and (c) the director serves as an officer, director or trustee of a charitable organization, and our discretionary charitable contributions to the organization are less than five percent of that organization’s total annual charitable receipts. Any automatic matching by us of employee charitable contributions will not be included in the amount of our contributions for this purpose.

The Board of Directors, in applying the above-referenced standards, has affirmatively determined that our current “independent” directors are: Jeffrey D. Benjamin, Vincent J. Cebula, Earl E. Ellis, B. James Ford, Mark Mulhern, Jeffrey S. Serota, Robert L. Stillwell and T. Boone Pickens. As part of the Board’s process in making such determination, each such director provided written assurances that (a) all of the above-cited objective criteria for independence are satisfied and (b) he has no other “material relationship” with us that could interfere with his ability to exercise independent judgment.

In addition to the transactions, relationships and arrangements described under the heading “—Transactions with Related Persons,” in determining that the directors above are “independent,” the Board considered the relationships described below.

On October 29, 2010, our Chairman and Chief Executive Officer, Douglas H. Miller, presented a letter to our Board of Directors indicating an interest in acquiring all of the outstanding shares of our stock not already owned by Mr. Miller for a cash purchase price of $20.50 per share. The proposal does not represent a definitive offer and there is no assurance that a definitive offer will be made or accepted, that any agreement will be executed or that any transaction will be consummated. See “Note 19. Acquisition Proposal” of the notes to our consolidated financial statements for further information regarding the proposal and for information regarding certain lawsuits against the Company or members of the Board of Directors in connection with the proposal.

In October 2006, the Company completed the acquisition of Winchester Energy Company, Ltd. from Progress Fuels Corporation, a subsidiary of Mr. Mulhern’s employer, Progress Energy, Inc., or the Winchester Acquisition. Mr. Mulhern was the president of Progress Fuels Corporation at the time of the Winchester Acquisition. The Winchester Acquisition was the largest acquisition in the Company’s history at that time and was the foundation for the Company’s position in the Haynesville shale. No disputes or other claims between the Company and Progress Fuels Corporation have occurred in connection with the Winchester Acquisition. This relationship does not disqualify Mr. Mulhern from being deemed an independent director for NYSE purposes under the objective criteria. The Board of Directors has determined that this relationship does not interfere with his ability to exercise independent judgment on behalf of the Company.

Item 14. Principal Accounting Fees and Services

Audit Fees

Aggregate fees for professional services provided to us by our principal accountant, KPMG LLP, for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
	(in thousands)
Audit Fees(a)	$2,165	$2,533
Audit-Related Fees(b)	204	150
Tax Fees(c)	75	70
All Other Fees(d)	15	69

Total	$2,459	$2,822

(a)	Fees for audit services include fees associated with the annual audit, the reviews of EXCO’s quarterly reports on Form 10-Q and Sarbanes-Oxley compliance test work.
(b)	Audit-related fees principally include costs incurred related to accounting consultations related to generally accepted accounting principles and the application of generally accepted accounting principles to proposed transactions.
(c)	Tax fees include tax compliance and tax planning.
(d)	All other fees principally include costs incurred related to our enterprise risk assessment.

In considering the nature of the services provided by KPMG, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with KPMG and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

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

The audit committee pre-approved all of the aggregate audit fees, audit-related fees, tax fees and other fees set forth in the table.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	See Part II—Item 8. Financial Statements and Supplementary Data of our Form 10-K filed on February 24, 2011.

(a)(2)	None.

(a)(3)	See “Index to Exhibits” for a description of our exhibits.

(b)	See “Index to Exhibits” for a description of our exhibits.

(c)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCO RESOURCES, INC.

Date: April 19, 2011	By:	/s/ DOUGLAS H. MILLER
Douglas H. Miller
Chairman and Chief Executive Officer

Index to Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed herewith.