Form 10-Q
period 2012-06-30
EXCO RESOURCES INC
filed 2012-08-01
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-32743
______________________________
EXCO RESOURCES, INC.
(Exact name of registrant as specified in its charter)
______________________________

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

The number of shares of common stock, par value $0.001 per share, outstanding as of July 25, 2012 was 216,634,333.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,396	$31,997
Restricted cash	60,758	155,925
Accounts receivable, net:
Oil and natural gas	49,510	88,518
Joint interest	105,741	170,918
Interest and other	24,098	28,488
Inventory	7,428	8,345
Derivative financial instruments	111,830	164,002
Other	19,676	29,815
Total current assets	431,437	678,008
Equity investments	320,214	302,833
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	592,172	667,342
Proved developed and undeveloped oil and natural gas properties	3,027,501	3,392,146
Accumulated depletion	(1,826,196)	(1,657,165)
Oil and natural gas properties, net	1,793,477	2,402,323
Gas gathering assets	136,903	136,203
Accumulated depreciation and amortization	(32,433)	(29,104)
Gas gathering assets, net	104,470	107,099
Office, field and other equipment, net	24,217	42,384
Deferred financing costs, net	25,317	29,622
Derivative financial instruments	24,851	11,034
Goodwill	218,256	218,256
Other assets	28	28
Total assets	$2,942,267	$3,791,587

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2012	December 31, 2011
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$98,200	$117,968
Revenues and royalties payable	107,421	148,926
Accrued interest payable	17,459	17,973
Current portion of asset retirement obligations	732	732
Income taxes payable	—	—
Derivative financial instruments	1,556	1,800
Total current liabilities	225,368	287,399
Long-term debt	1,848,389	1,887,828
Deferred income taxes	—	—
Derivative financial instruments	35,242	—
Asset retirement obligations and other long-term liabilities	60,167	58,028
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 authorized shares; none issued and outstanding	—	—
Common stock, $0.001 par value; 350,000,000 authorized shares; 217,183,193 shares issued and 216,643,972 shares outstanding at June 30, 2012; 217,245,504 shares issued and 216,706,283 shares outstanding at December 31, 2011	215	215
Additional paid-in capital	3,191,236	3,181,063
Accumulated deficit	(2,410,871)	(1,615,467)
Treasury stock, at cost; 539,221 shares at June 30, 2012 and December 31, 2011	(7,479)	(7,479)
Total shareholders’ equity	773,101	1,558,332
Total liabilities and shareholders’ equity	$2,942,267	$3,791,587

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Revenues:
Oil and natural gas	$117,978	$206,828	$252,826	$368,056
Costs and expenses:
Oil and natural gas operating costs	18,863	20,697	41,659	39,742
Production and ad valorem taxes	6,789	6,448	13,982	12,047
Gathering and transportation	25,913	19,504	52,336	36,790
Depreciation, depletion and amortization	87,337	85,412	176,919	153,342
Write-down of oil and natural gas properties	428,801	—	704,665	—
Accretion of discount on asset retirement obligations	964	933	1,911	1,790
General and administrative	18,637	23,137	40,142	46,560
Other operating items	6,710	1,669	8,335	4,126
Total costs and expenses	594,014	157,800	1,039,949	294,397
Operating income (loss)	(476,036)	49,028	(787,123)	73,659
Other income (expense):
Interest expense	(20,369)	(13,679)	(37,133)	(28,495)
Gain (loss) on derivative financial instruments	(15,258)	43,273	38,607	46,694
Other income	197	202	440	362
Equity income	15,033	3,538	7,127	12,083
Total other income (expense)	(20,397)	33,334	9,041	30,644
Income (loss) before income taxes	(496,433)	82,362	(778,082)	104,303
Income tax expense	—	—	—	—
Net income (loss)	$(496,433)	$82,362	$(778,082)	$104,303
Earnings (loss) per common share:
Basic:
Net income (loss)	$(2.32)	$0.39	$(3.63)	$0.49
Weighted average common shares outstanding	214,164	213,888	214,154	213,710
Diluted:
Net income (loss)	$(2.32)	$0.38	$(3.63)	$0.48
Weighted average common and common equivalent shares outstanding	214,164	217,513	214,154	217,313

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
Operating Activities:
Net income (loss)	$(778,082)	$104,303
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	176,919	153,342
Share-based compensation expense	5,455	5,087
Accretion of discount on asset retirement obligations	1,911	1,790
Write-down of oil and natural gas properties	704,665	—
Income from equity investments	(7,127)	(12,083)
Non-cash change in fair value of derivatives	73,353	3,458
Deferred income taxes	—	—
Amortization of deferred financing costs and discount on the 2018 Notes	6,440	3,747
Effect of changes in:
Accounts receivable	107,693	(48,445)
Other current assets	4,997	(3,590)
Accounts payable and other current liabilities	(15,756)	20,424
Net cash provided by operating activities	280,468	228,033
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(305,969)	(474,838)
Property acquisitions	(2,748)	(722,032)
Equity method investments	(10,254)	(10,279)
Proceeds from disposition of property and equipment	17,000	410,870
Restricted cash	95,167	12,502
Net changes in advances (to) from Appalachia JV	5,193	(1,309)
Distributions from equity method investments	—	125,000
Deposit on acquisitions	—	464,151
Other	—	(1,250)
Net cash used in investing activities	(201,611)	(197,185)
Financing Activities:
Borrowings under the EXCO Resources Credit Agreement	53,000	380,000
Repayments under the EXCO Resources Credit Agreement	(93,000)	(377,500)
Proceeds from issuance of common stock	297	11,063
Payment of common stock dividends	(17,132)	(17,106)
Deferred financing costs and other	(1,623)	(6,348)
Net cash used in financing activities	(58,458)	(9,891)
Net increase in cash	20,399	20,957
Cash at beginning of period	31,997	44,229
Cash at end of period	$52,396	$65,186
Supplemental Cash Flow Information:
Cash interest payments	$42,454	$37,564
Income tax payments	$—	$1,458
Supplemental non-cash investing and financing activities:
Capitalized stock option compensation	$3,894	$2,800
Capitalized interest	$12,525	$15,748
Issuance of common stock for director services	$527	$34
Accrued restricted stock dividends	$190	$—
See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2010	213,736	$214	(539)	$(7,479)	$3,151,513	$(1,603,696)	$1,540,552
Issuance of common stock	822	1			11,096		11,097
Share-based compensation					7,887		7,887
Common stock dividends						(17,106)	(17,106)
Net income						104,303	104,303
Balance at June 30, 2011	214,558	$215	(539)	$(7,479)	$3,170,496	$(1,516,499)	$1,646,733
Balance at December 31, 2011	217,245	$215	(539)	$(7,479)	$3,181,063	$(1,615,467)	$1,558,332
Issuance of common stock	43	—			824		824
Share-based compensation					9,349		9,349
Restricted stock cancellations	(105)	—					—
Common stock dividends						(17,322)	(17,322)
Net loss						(778,082)	(778,082)
Balance at June 30, 2012	217,183	$215	(539)	$(7,479)	$3,191,236	$(2,410,871)	$773,101

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
A joint venture with BG Group covering our shallow producing assets and Marcellus shale acreage in the Appalachia region, or the Appalachia JV. EXCO and BG Group each own an undivided 50% interest in the Appalachia JV and a 49.75% working interest in the joint venture's properties. The remaining 0.5% working interest is owned by a jointly owned operating entity, or OPCO, that manages the Appalachia JV operations. Under the terms of the joint development agreement, BG Group agreed to fund 75% of our share of deep drilling and completion costs within our joint venture area up to a total of $150.0 million, or the Appalachia Carry. As of June 30, 2012, the remaining balance of the Appalachia Carry was approximately $8.0 million. We use the equity method to account for our investment in OPCO and proportionally consolidate our 49.75% interest in the Appalachia JV.

•	Appalachia Midstream JV
A joint venture with BG Group in which we each own a 50% interest in a midstream company, or the Appalachia Midstream JV, which will develop infrastructure and provide take-away capacity in the Marcellus shale. We use the equity method to account for our 50% investment in the Appalachia Midstream JV.
Our acquisition strategy for the past several years has been focused on the shale resources and consisted primarily of undeveloped acreage acquisitions. Our operations in the DeSoto Parish area of the Haynesville shale, or DeSoto Parish, are in the manufacturing phase and we have substantially completed our drilling activities to hold our acreage positions in Shelby, Nacogdoches and San Augustine Counties in East Texas, or the Shelby Area. Our Marcellus shale areas of interest have been identified and we have begun a development program in Northeast Pennsylvania. While we expect to continue to evaluate acquisition opportunities in our Haynesville/Bossier and Marcellus shale areas, we have also deployed our business development and technical staff to evaluate opportunities in new areas.
The accompanying Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011 are for EXCO and its subsidiaries. The condensed consolidated financial statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States, or GAAP.
We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and in the opinion of management, such financial statements reflect all adjustments necessary to present fairly the consolidated financial position of EXCO at June 30, 2012 and its results of operations and cash flows for the periods presented. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012.
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

3.	Asset retirement obligations
The following is a reconciliation of our asset retirement obligations for the six months ended June 30, 2012:

(in thousands)
Asset retirement obligations at January 1, 2012	$58,088
Activity during the six months ended June 30, 2012:
Liabilities incurred during the period	646
Liabilities settled during the period	(189)
Adjustment to liability due to sales	(94)
Accretion of discount	1,911
Asset retirement obligations at June 30, 2012	60,362
Less current portion	732
Long-term portion	$59,630
Our asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. We have no assets that are legally restricted for purposes of settling asset retirement obligations.

4.	Oil and natural gas properties
The accounting for, and disclosure of, oil and natural gas producing activities require that we choose between two GAAP alternatives; the full cost method or the successful efforts method. We use the full cost method of accounting, which involves capitalizing all intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and natural gas properties, properties under development, and major development projects, collectively totaled $592.2 million and $667.3 million as of June 30, 2012 and December 31, 2011, respectively, and are not subject to depletion. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no Proved Reserves are attributable to such costs. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. No impairment of undeveloped properties occurred during the first half of 2012.
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
The ceiling test is computed using the simple average spot price for the trailing twelve month period using the first day of each month. For the period ended June 30, 2012, the trailing twelve month reference price was $95.67 per Bbl for the West Texas Intermediate oil at Cushing, Oklahoma, $59.32 per Bbl for natural gas liquids based on a percentage of the NYMEX oil price, and $3.15 per Mmbtu for natural gas at Henry Hub. Each of the reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. Under full cost accounting rules, any ceiling test write-downs of oil and natural gas properties may not be reversed in subsequent periods. Since we do not designate our derivative financial instruments as hedges, we are not allowed to use the impacts of the derivative financial instruments in our ceiling test computations. As a result, decreases in commodity prices which contribute to ceiling test write-downs may be offset by mark-to-market gains which are not reflected in our ceiling test results. For the three and six months ended June 30, 2012, we recognized a pre-tax ceiling test write-down of $428.8 million and $704.7 million, respectively, to our proved oil and natural gas properties. There were no ceiling test write-downs for the three and six months ended June 30, 2011.
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
We account for earnings per share in accordance with FASB ASC Subtopic 260-10 for Earnings Per Share, or ASC 260-10. ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per share for the three and six months ended June 30, 2012 and 2011 equals the net income divided by the weighted average common shares outstanding during the periods. Weighted average common shares outstanding is equal to the weighted average of all shares outstanding for the period, excluding restricted stock awards. Diluted earnings per common share for the three and six months ended June 30, 2012 and 2011 are computed in the same manner as basic earnings per share after assuming the issuance of common stock for all potentially dilutive common stock equivalents, which include both stock options and restricted stock awards, whether exercisable or not. The computation of diluted earnings per share excluded 17,653,072 and 583,371 antidilutive common share equivalents from the three months ended June 30, 2012 and 2011, respectively and 17,886,204 and 571,992 antidilutive common stock equivalents from the six months ended June 30, 2012 and 2011, respectively.

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Basic income per common share:
Net income (loss)	$(496,433)	$82,362	$(778,082)	$104,303
Shares:
Weighted average number of common shares outstanding	214,164	213,888	214,154	213,710
Basic income per common share:
Net income (loss) per common share	$(2.32)	$0.39	$(3.63)	$0.49
Diluted income per share:
Net income (loss)	$(496,433)	$82,362	$(778,082)	$104,303
Shares:
Weighted average number of common shares outstanding	214,164	213,888	214,154	213,710
Dilutive effect of:
Stock options	—	3,625	—	3,603
Restricted shares	—	—	—	—
Weighted average common and common equivalent shares outstanding	214,164	217,513	214,154	217,313
Diluted income (loss) per share:
Net income (loss) per diluted share	$(2.32)	$0.38	$(3.63)	$0.48

6.	Derivative financial instruments
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
Fair Value of Derivative Financial Instruments

(in thousands)	Balance Sheet location	June 30, 2012	December 31, 2011
Commodity contracts	Derivative financial instruments - Current assets	$111,830	$164,002
Commodity contracts	Derivative financial instruments - Long-term assets	24,851	11,034
Commodity contracts	Derivative financial instruments - Current liabilities	(1,556)	(1,800)
Commodity contracts	Derivative financial instruments - Long-term liabilities	(35,242)	—
Net derivatives		$99,883	$173,236

Effect of Derivative Financial Instruments

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Statement of Operations location	2012	2011	2012	2011
Commodity contracts (1)	Gain (loss) on derivative financial instruments	$(15,258)	$43,273	$38,607	$46,694

(1)
Included in these amounts are net cash receipts of $61,815 and $23,217 for the three months ended June 30, 2012 and 2011, respectively, and net cash receipts of $111,960 and $50,152 for the six months ended June 30, 2012 and 2011, respectively.

Settlements in the normal course of maturities of our derivative financial instrument contracts result in cash receipts from, or cash disbursements to, our derivative contract counterparties. Changes in the fair value of our derivative financial instrument contracts are included in income with a corresponding increase or decrease in the Condensed Consolidated Balance Sheet fair value amounts. Unrealized fair value adjustments included in Gain (loss) on derivative financial instruments on the Condensed Consolidated Statement of Operations, which do not impact cash flows, were losses of $77.1 million and gains of $20.1 million for the three months ended June 30, 2012 and 2011, respectively, and losses of $73.4 million and $3.5 million for the six months ended June 30, 2012 and 2011, respectively.
Our natural gas and oil derivative instruments are comprised of swap and call option contracts. Swap contracts allow us to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. In the second quarter of 2012, we entered into additional swap contracts and sold call options to certain counterparties.  Call options are financial contracts that give our trading counterparties the right, but not the obligation to buy an agreed quantity of natural gas from us at a certain time and price in the future. At the time of settlement, if the market price exceeds the fixed price of the call option, we pay the counterparty the excess. If the market price settles below the fixed price of the call option, no payment is due from either party. In exchange for selling this option, we received upfront proceeds which we used to obtain a higher fixed price on our swaps.
We place our derivative financial instruments with the financial institutions that are lenders under the EXCO Resources Credit Agreement that we believe have high quality credit ratings. To mitigate our risk of loss due to default, we have entered into master netting agreements with our counterparties on our derivative financial instruments that allow us to offset our asset position with our liability position in the event of a default by the counterparty.
The following table presents the volumes and fair value of our oil and natural gas derivative financial instruments as of June 30, 2012:

(in thousands, except prices)	Volume Mmbtus/Bbls	Weighted average strike price per Mmbtu/Bbl	Fair value at June 30, 2012
Natural gas:
Swaps:
Remainder of 2012	40,480	$5.27	$92,011
2013	25,550	4.65	26,885
2014	20,075	4.29	6,771
2015	20,075	4.29	3,143
Calls:
Remainder of 2012	—	—	—
2013	20,075	4.29	(4,569)
2014	20,075	4.29	(9,004)
2015	20,075	4.29	(12,241)
Total natural gas	166,405		$102,996
Oil:
Swaps:
Remainder of 2012	276	$98.05	$3,228
2013	365	99.96	4,137
2014	—	—	—
2015	—	—	—
Calls:
Remainder of 2012	—	—	—
2013	—	—	—
2014	365	100.00	(4,641)
2015	365	100.00	(5,837)
Total oil	1,371		$(3,113)
Total oil and natural gas derivatives			$99,883
At December 31, 2011, we had outstanding derivative contracts to mitigate price volatility covering 85,995 Mmcf of natural gas and 275 Mbbls of oil. At June 30, 2012, the average forward NYMEX oil prices per Bbl for the remainder of 2012 and for 2013, 2014 and 2015 were $86.16 and $88.24, $87.64 and $86.88, respectively, and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2012 and for 2013, 2014 and 2015 were $2.96 and $3.58, $3.95 and $4.13 respectively.
Our derivative financial instruments used to mitigate price volatility covered approximately 41.6% and 53.4% of production volumes for the three months ended June 30, 2012 and 2011, respectively, and approximately 41.9% and 54.0% of production volumes for the six months ended June 30, 2012 and 2011, respectively.

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
Fair value of derivative financial instruments
The following table presents a summary of the estimated fair value of our derivative financial instruments as of June 30, 2012 and December 31, 2011. During the six months ended June 30, 2012, there were no changes in the fair value level classifications.

	June 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$99,883	$—	$99,883
	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$173,236	$—	$173,236
We evaluate derivative assets and liabilities in accordance with master netting agreements with the derivative counterparties, but report them on a gross basis on the Condensed Consolidated Balance Sheets. Net derivative asset values are determined primarily by quoted futures prices and utilization of the counterparties’ credit-adjusted risk-free rate curves and net derivative liabilities are determined by utilization of our credit-adjusted risk-free rate curve. The credit-adjusted risk-free rates of our counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties’ debt plus the London Interbank Offered Rate, or LIBOR, curve as of the end of the reporting period. Our credit-adjusted risk-free rate is based on the blended rate of independent market-quoted credit default swap rate curves for companies that have the same credit rating as us plus the LIBOR curve as of the end of the reporting period.
The valuation of our commodity price derivatives, represented by oil and natural gas swaps, is discussed below.
Oil derivatives. Our oil derivatives are swap and call option contracts for notional Bbls of oil at fixed (in the case of swap contracts) or interval (in the case of call option contracts) NYMEX West Texas Intermediate (WTI) oil prices. The asset and liability values attributable to our oil derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, (iii) the applicable estimated credit-adjusted risk-free rate curve, as described above, and (iv) the implied rate of volatility inherent in the call option contracts. The implied rates of volatility were determined based on average NYMEX West Texas Intermediate (WTI) oil prices.
Natural gas derivatives. Our natural gas derivatives are swap and call option contracts for notional Mmbtus of gas at posted price indexes, including NYMEX Henry Hub (HH) swap and call option contracts. The asset and liability values attributable to our natural gas derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH for natural gas swaps, and (iii) the applicable credit-adjusted risk-free rate curve, as described above and (iv) the implied rate of volatility inherent in the call option contracts. The implied rates of volatility were determined based on average NYMEX Henry Hub gas prices.
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
The carrying value of our EXCO Resources Credit Agreement approximates fair value, as it is subject to short-term floating interest rates that approximate the rates available to us for those periods.
The estimated fair value of our 7.5% senior unsecured notes due September 15, 2018, or the 2018 Notes, for the periods ended June 30, 2012 and December 31, 2011 are presented below. The estimated fair value of the 2018 Notes has been calculated based on market quotes.

	June 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$673,125	$—	$—	$673,125
	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$705,000	$—	$—	$705,000

8.	Long-term debt
Our total debt is summarized as follows:

(in thousands)	June 30, 2012	December 31, 2011
EXCO Resources Credit Agreement	$1,107,500	$1,147,500
2018 Notes	750,000	750,000
Unamortized discount on 2018 Notes	(9,111)	(9,672)
Total debt	$1,848,389	$1,887,828
Terms and conditions of each of these debt obligations are discussed below.
EXCO Resources Credit Agreement
As of June 30, 2012, EXCO Resources Credit Agreement had a borrowing base of $1.4 billion, with $1.1 billion of outstanding indebtedness and $285.4 million of available borrowing capacity. On June 30, 2012, the one month LIBOR was 0.2%, which would result in an interest rate of approximately 2.7%. The borrowing base is redetermined semi-annually, with us and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. On April 27, 2012, we entered into the Sixth Amendment to the EXCO Resources Credit Agreement in conjunction with the regular semi-annual redetermination of the borrowing base and established the borrowing base at $1.4 billion, with an interest grid of LIBOR plus 175 bps to 275 bps (or ABR plus 75 bps to 175 bps). Our consolidated funded debt to consolidated EBITDAX covenant, as defined in the agreement, increased to 4.5 to 1.0 from 4.0 to 1.0, effective at the end of any fiscal quarter ending on or after March 31, 2012. The Sixth Amendment also provided for asset sale procedures for sales of oil and natural gas properties or other material assets, including our interest in TGGT, whereby the proceeds from asset sales (over a minimum threshold) will be used to pay down the outstanding debt balance under the EXCO Resources Credit Agreement and will also reduce the borrowing base. The borrowing base reduction will be equal to the borrowing base value assigned to the assets sold (if any) plus cash proceeds in excess of the borrowing base value aggregating up to $200.0 million. Our next scheduled redetermination is in October 2012. The maturity date of the EXCO Resources Credit Agreement is April 1, 2016.
The majority of our subsidiaries are guarantors under the EXCO Resources Credit Agreement. The EXCO Resources Credit Agreement permits investments, loans and advances to the unrestricted subsidiaries related to our joint ventures with certain limitations, and allows us to repurchase up to $200.0 million of our common stock, of which $7.5 million had been utilized as of June 30, 2012.
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
As of June 30, 2012, we were in compliance with the financial covenants contained in the EXCO Resources Credit Agreement, which require that we:

•	maintain a consolidated current ratio (as defined in the EXCO Resources Credit Agreement) of at least 1.0 to 1.0 as of the end of any fiscal quarter; and

•
not permit our ratio of consolidated funded indebtedness to consolidated EBITDAX (as defined in the EXCO Resources Credit Agreement) to be greater than 4.5 to 1.0 at the end of any fiscal quarter ending on or after March 31, 2012.

While we believe our existing capital resources, including our cash flow from operations and borrowing capacity under the EXCO Resources Credit Agreement is sufficient to conduct our operations through 2013, there are certain risks arising from further declines in natural gas prices that could impact our ability to meet debt covenants in future periods. In particular, our consolidated funded indebtedness to consolidated EBITDAX, as defined in the EXCO Resources Credit Agreement, is computed using the trailing twelve month EBITDAX. As a result, our ability to maintain compliance with this covenant may be negatively impacted when oil and/or natural gas prices decline for an extended period of time. Our available borrowing base under the EXCO Resources Credit Agreement was reduced to $1.4 billion effective April 27, 2012, and the possibility of further reductions to our borrowing base exists if natural gas prices remain at low levels.
In response to the declines in natural gas prices, we have reduced our drilling plans and we expect our production volumes will decrease during the remainder of 2012 and into 2013, and we have reduced operating and administrative expenses. The volumes of natural gas currently covered by derivative financial instruments declines in 2013. We may enter into additional derivative financial instrument transactions as opportunities arise. The combination of a lower borrowing base, lower production volumes and reduced percentages of volumes covered by derivative financial instruments may result in our seeking alternative financing arrangements, further reducing costs or selling assets.
2018 Notes
The 2018 Notes are guaranteed on a senior unsecured basis by a majority of EXCO’s subsidiaries, with the exception of certain non-guarantor subsidiaries and our jointly-held equity investments with BG Group. Our equity investments with BG Group, other than OPCO, have been designated as unrestricted subsidiaries under the indenture governing the 2018 Notes.
As of June 30, 2012, $750.0 million in principal was outstanding on the 2018 Notes. The unamortized discount on the 2018 Notes at June 30, 2012 was $9.1 million. The estimated fair value of the 2018 Notes, based on quoted market prices, was $673.1 million on June 30, 2012.
Interest accrues at 7.5% and is payable semi-annually in arrears on March 15th and September 15th of each year, beginning on March 15, 2011.
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
On May 31, 2012, our board of directors approved a cash dividend of $0.04 per share for the second quarter of 2012. The total cash dividend was $8.7 million, of which $8.6 million was paid on June 29, 2012 to holders of record on June 15, 2012 and $0.1 million was accrued to be paid to restricted shareholders when their shares vest. Total dividends paid to our shareholders for the six months ended June 30, 2012 were $17.1 million, of which $0.2 million will be paid to restricted shareholders when their shares vest.
Any future declaration of dividends, as well as the establishment of record and payment dates, is subject to limitations under the EXCO Resources Credit Agreement, the indenture governing the 2018 Notes and the approval of our board of directors.

10.	Income taxes
We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. We have accumulated financial deferred tax assets primarily due to ceiling test write-downs to the carrying value of our oil and natural gas properties that are subject to valuation allowances. Also, we have tax net operating losses as a result of our drilling programs. For the three and six months ended June 30, 2012, we estimate that we generated $196.4 million and $303.0 million, respectively, of valuation allowance. As a result of cumulative financial operating losses, we have recognized net valuation allowances of approximately $678.5 million as of June 30, 2012. The valuation allowances will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized. The valuation allowance does not impact future utilization of the underlying tax attributes.

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
Prior to formation of TGGT in August 2009, our reportable segments consisted of exploration and production and wholly-owned midstream subsidiaries that were consolidated in our financial statements. We evaluated the performance of our operating segments based on segment profits, which include segment revenues, excluding the gain (loss) on derivative financial instruments, from external and internal customers and direct segment costs and expenses. Segment profit excludes items such as income taxes, interest income, interest expense, corporate expenses, write-down of oil and natural gas properties, depreciation and depletion and other items.
At the formation of TGGT on August 14, 2009, we determined that our midstream segment was no longer required due to the 50% reduction in the midstream segment’s profits and the application of equity method accounting. Due to the significant capital investments and growth within TGGT since its inception and the expected growth of Appalachia Midstream, as of December 31, 2011, we designated our midstream equity investments as a reportable segment. As a result of the designation of the midstream segment, we have recast the three and six months ended June 30, 2011 to reflect midstream as a segment. Our management evaluates TGGT’s and Appalachia Midstream’s performance on a standalone basis. The revenues and expenses used to compute the midstream’s segment profit represent TGGT’s and Appalachia Midstream’s results of operations without regard to our 50% ownership. Since we use the equity method of accounting for TGGT, we eliminate these revenues and expenses when reconciling to our consolidated results of operations and report our net share of midstream’s operations as equity income (loss). See “Note. 12—Equity investments” for additional details related to our equity investments, including our midstream segment.
Summarized financial information concerning our reportable segments is shown in the following table:

(in thousands)	Exploration and production	Midstream	Equity investee and intercompany eliminations	Consolidated total
For the three months ended June 30, 2012:
Third party revenues	$117,978	$63,932	$(63,932)	$117,978
Intersegment revenues	—	—	—	$—
Total revenues	$117,978	$63,932	$(63,932)	$117,978

Segment profit	$66,413	$49,157	$(49,157)	$66,413
Equity income (loss)	$(1,337)	$16,370	$—	$15,033

For the three months ended June 30, 2011:
Third party revenues	$206,828	$61,458	$(61,458)	$206,828
Intersegment revenues	—	—	—	—
Total revenues	$206,828	$61,458	$(61,458)	$206,828

Segment profit	$160,179	$34,379	$(34,379)	$160,179
Equity income (loss)	$164	$3,374	$—	$3,538

For the six months ended June 30, 2012:
Third party revenues	$252,826	$126,856	$(126,856)	$252,826
Intersegment revenues	—	—	—	$—
Total revenues	$252,826	$126,856	$(126,856)	$252,826

Segment profit	$144,849	$91,478	$(91,478)	$144,849
Equity income (loss)	$(1,745)	$8,872	$—	$7,127

For the six months ended June 30, 2011:
Third party revenues	$368,056	$115,640	$(115,640)	$368,056
Intersegment revenues	—	—	—	—
Total revenues	$368,056	$115,640	$(115,640)	$368,056

Segment profit	$279,477	$64,330	$(64,330)	$279,477
Equity income (loss)	$117	$11,966	$—	$12,083

As of June 30, 2012
Capital expenditures	$276,054	$101,158	$(101,158)	$276,054
Goodwill	$218,256	$—	$—	$218,256
Total assets	$2,942,267	$1,273,906	$(1,273,906)	$2,942,267

As of December 31, 2011
Capital expenditures	$1,001,206	$284,288	$(284,288)	$1,001,206
Goodwill	$218,256	$—	$—	$218,256
Total assets	$3,791,587	$1,255,977	$(1,255,977)	$3,791,587

The following table reconciles the segment profits reported above to income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Segment profits	$66,413	$160,179	144,849	279,477
Depreciation, depletion and amortization	(87,337)	(85,412)	(176,919)	(153,342)
Write-down of oil and natural gas properties	(428,801)	—	(704,665)	—
Accretion of discount on asset retirement obligations	(964)	(933)	(1,911)	(1,790)
General and administrative	(18,637)	(23,137)	(40,142)	(46,560)
Other operating items	(6,710)	(1,669)	(8,335)	(4,126)
Interest expense	(20,369)	(13,679)	(37,133)	(28,495)
Gain (loss) on derivative financial instruments	(15,258)	43,273	38,607	46,694
Other income	197	202	440	362
Equity income	15,033	3,538	7,127	12,083
Income (loss) before income taxes	$(496,433)	$82,362	$(778,082)	$104,303

12.	Equity investments
We hold equity investments in four entities with BG Group, which are described below. We use the equity method of accounting for each investment.

•
We have a 50% ownership in TGGT, which holds interests in midstream assets in East Texas and North Louisiana. In the first quarter of 2012, and for the six months ended June 30, 2012, TGGT recorded an impairment of approximately $35.3 million of certain assets ($17.7 million net to us) associated with the installation of temporary treating facilities in response to an incident at a TGGT amine treating facility in May 2011. After completion of an independent engineering study, the decision was made to activate the permanent facility affected by the incident since that facility had not sustained as much damage as was initially contemplated. The impairment primarily resulted from costs incurred related to temporary treating facilities that were not utilized or determined to have a shorter utilization period than originally anticipated. In addition, lower than expected throughput volumes at the facility as a result of reduced drilling contributed to the impairment.

•
We own a 50% interest in OPCO, which operates the Appalachia JV properties, subject to oversight from a management board having equal representation from EXCO and BG Group. During the first six months of 2012, EXCO and BG Group each contributed $10.3 million to OPCO, which is equal to OPCO’s 0.5% interest in any property acquisitions and the capital contributions for OPCO’s drilling, facilities and operating budget needs.

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

(in thousands)	June 30, 2012	December 31, 2011
Assets
Total current assets	$159,955	$227,911
Property and equipment, net	1,233,558	1,173,642
Other assets	5,146	6,570
Total assets	$1,398,659	$1,408,123
Liabilities and members’ equity
Total current liabilities	$149,485	$256,794
Total long term liabilities	527,629	462,669
Members’ equity:
Total members' equity	721,545	688,660
Total liabilities and members’ equity	$1,398,659	$1,408,123

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues
Oil and natural gas	$87	$130	$192	$256
Midstream	63,932	61,458	126,856	115,640
Total revenues	64,019	61,588	127,048	115,896
Costs and expenses:
Oil and natural gas production	59	11	116	4
Midstream operating	14,775	27,079	35,378	51,310
Write-down of oil and natural gas properties	1,230	—	1,230	—
Asset impairment	—	13,460	35,343	13,460
General and administrative	6,345	5,300	13,753	10,380
Depreciation, depletion, and amortization	9,060	7,006	18,362	13,511
Other expenses	3,392	2,210	10,220	4,222
Total costs and expenses	34,861	55,066	114,402	92,887
Income before income taxes	29,158	6,522	12,646	23,009
Income tax expense	30	384	268	719
Net income	$29,128	$6,138	$12,378	$22,290
EXCO’s share of equity income before amortization	$14,564	$3,069	$6,189	$11,145
Amortization of the difference in the historical basis of our contribution	$469	$469	$938	$938
EXCO’s share of equity income after amortization	$15,033	$3,538	$7,127	$12,083

(in thousands)	June 30, 2012	December 31, 2011
Equity investments	$320,214	$302,833
Basis adjustment (1)	45,755	45,755
Cumulative amortization of basis adjustment (2)	(5,196)	(4,258)
EXCO’s 50% interest in equity investments	$360,773	$344,330

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
TGGT provides us with gathering, treating and well connect services in the ordinary course of business. In addition, TGGT also purchases natural gas from us in certain areas. OPCO serves as the operator of our wells in the Appalachia JV. There are service agreements between us and TGGT and OPCO whereby we provide administrative and technical services for which we are reimbursed. For the three and six months ended June 30, 2012 and 2011, these transactions included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
(in thousands)	TGGT	OPCO	TGGT	OPCO	TGGT	OPCO	TGGT	OPCO
Amounts paid:
Gathering, treating and well connect fees (1)	$54,726		$63,487		$108,824		$105,436
Advances to operator		$21,908		$3,273		$26,777		$23,661
Amounts received:
Natural gas purchases	3,618		6,207		8,725		16,224
General and administrative services	4,025	15,989	3,454	8,231	10,039	28,718	6,893	20,027
Purchase of gathering and other assets	—		—		—		3,422
Other	774		263		1,444		402
Total	$8,417	$15,989	$9,924	$8,231	$20,208	$28,718	$26,941	$20,027

(1)	Represents the gross billings from TGGT.

As of June 30, 2012 and December 31, 2011, the amounts owed under the service agreements were as follows:

	June 30, 2012		December 31, 2011
(in thousands)	TGGT	OPCO	TGGT	OPCO
Amounts due to EXCO	$3,332	$4,322	$8,236	$8,178
Amounts due from EXCO (1)	20,256	—	39,422	—

(1)
As OPCO is the operator of our wells in the Appalachia JV, we advance funds on an as needed basis, which are included in Other current assets on our Condensed Consolidated Balance Sheets. Any amounts we owe are netted against the advance until the advances are utilized. If the advances are fully utilized, we record amounts owed in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets.

14.	Condensed consolidating financial statements
As of June 30, 2012, the majority of EXCO’s subsidiaries are guarantors under the EXCO Resources Credit Agreement and the indenture governing the 2018 Notes. All of our non-guarantor subsidiaries are considered unrestricted subsidiaries under the indenture governing the 2018 Notes, with the exception of our equity investment in OPCO. As of and for the six months ended June 30, 2012:

•	Our equity method investment in OPCO represented $10.9 million of equity method investments and contributed $1.7 million of equity method losses; and

•
Our interests in jointly held entities with BG Group, with the exception of OPCO, represented $309.3 million of equity method investments, or 10.5% of our total assets and contributed $8.9 million of equity method income.

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

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
June 30, 2012

(in thousands)	Resources	Guarantor subsidiaries	Non-Guarantor subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$68,436	$(16,040)	$—	$—	$52,396
Restricted cash	—	60,758	—	—	60,758
Other current assets	123,439	194,844	—	—	318,283
Total current assets	191,875	239,562	—	—	431,437
Equity investments	—	—	320,214	—	320,214
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	13,534	578,638	—	—	592,172
Proved developed and undeveloped oil and natural gas properties	489,819	2,537,682	—	—	3,027,501
Accumulated depletion	(323,145)	(1,503,051)	—	—	(1,826,196)
Oil and natural gas properties, net	180,208	1,613,269	—	—	1,793,477
Gas gathering, office, field and other equipment, net	10,369	118,318	—	—	128,687
Investments in and advances to affiliates	65,150	—	—	(65,150)	—
Deferred financing costs, net	25,317	—	—	—	25,317
Derivative financial instruments	22,092	2,759	—	—	24,851
Goodwill	38,100	180,156	—	—	218,256
Other assets	2	26	—	—	28
Total assets	$533,113	$2,154,090	$320,214	$(65,150)	$2,942,267
Liabilities and shareholders' equity
Current liabilities	$44,982	$180,386	$—	$—	$225,368
Long-term debt	1,848,389	—	—	—	1,848,389
Deferred income taxes	—	—	—	—	—
Other long-term liabilities	43,248	52,161	—	—	95,409
Payable to parent	(2,176,607)	2,182,763	(6,156)	—	—
Total shareholders' equity	773,101	(261,220)	326,370	(65,150)	773,101
Total liabilities and shareholders' equity	$533,113	$2,154,090	$320,214	$(65,150)	$2,942,267

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011

(in thousands)	Resources	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$78,664	$(46,667)	$—	$—	$31,997
Restricted cash	—	155,925	—	—	155,925
Other current assets	177,709	312,377	—	—	490,086
Total current assets	256,373	421,635	—	—	678,008
Equity investments	—	—	302,833	—	302,833
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	15,942	651,400	—	—	667,342
Proved developed and undeveloped oil and natural gas properties	464,898	2,927,248	—	—	3,392,146
Accumulated depletion	(327,218)	(1,329,947)	—	—	(1,657,165)
Oil and natural gas properties, net	153,622	2,248,701	—	—	2,402,323
Gas gathering, office, field and other equipment, net	27,815	121,668	—	—	149,483
Investments in and advances to affiliates	869,387	—	—	(869,387)	—
Deferred financing costs, net	29,622	—	—	—	29,622
Derivative financial instruments	5,998	5,036	—	—	11,034
Goodwill	38,100	180,156	—	—	218,256
Other assets	3	25	—	—	28
Total assets	$1,380,920	$2,977,221	$302,833	$(869,387)	$3,791,587
Liabilities and shareholders' equity
Current liabilities	$39,395	$248,004	$—	$—	$287,399
Long-term debt	1,887,828	—	—	—	1,887,828
Deferred income taxes	—	—	—	—	—
Other long-term liabilities	7,740	50,288	—	—	58,028
Payable to parent	(2,112,375)	2,118,531	(6,156)	—	—
Total shareholders' equity	1,558,332	560,398	308,989	(869,387)	1,558,332
Total liabilities and shareholders' equity	$1,380,920	$2,977,221	$302,833	$(869,387)	$3,791,587

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended June 30, 2012

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$18,991	$98,987	$—	$—	$117,978
Costs and expenses:
Oil and natural gas production	4,754	20,898	—	—	25,652
Gathering and transportation	—	25,913	—	—	25,913
Depreciation, depletion and amortization	6,420	80,917	—	—	87,337
Write-down of oil and natural gas properties	—	428,801	—	—	428,801
Accretion of discount on asset retirement obligations	130	834	—	—	964
General and administrative	794	17,843	—	—	18,637
Other operating items	(23)	6,733	—	—	6,710
Total costs and expenses	12,075	581,939	—	—	594,014
Operating income (loss)	6,916	(482,952)	—	—	(476,036)
Other income (expense):
Interest expense	(20,366)	(3)	—	—	(20,369)
Loss on derivative financial instruments	(14,044)	(1,214)	—	—	(15,258)
Other income	57	140	—	—	197
Income from equity investments	—	—	15,033	—	15,033
Equity in earnings of subsidiaries	(468,996)	—	—	468,996	—
Total other income (expense)	(503,349)	(1,077)	15,033	468,996	(20,397)
Income (loss) before income taxes	(496,433)	(484,029)	15,033	468,996	(496,433)
Income tax expense	—	—	—	—	—
Net income (loss)	$(496,433)	$(484,029)	$15,033	$468,996	$(496,433)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended June 30, 2011

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$24,004	$182,824	$—	$—	$206,828
Costs and expenses:
Oil and natural gas production	5,060	22,085	—	—	27,145
Gathering and transportation	—	19,504	—	—	19,504
Depreciation, depletion and amortization	7,204	77,775	433	—	85,412
Accretion of discount on asset retirement obligations	107	826	—	—	933
General and administrative	4,600	18,538	(1)	—	23,137
Other operating items	1,987	(24)	(294)	—	1,669
Total costs and expenses	18,958	138,704	138	—	157,800
Operating income (loss)	5,046	44,120	(138)	—	49,028
Other income (expense):
Interest expense	(13,673)	(6)	—	—	(13,679)
Gain on derivative financial instruments	36,006	7,267	—	—	43,273
Other income	101	101	—	—	202
Income from equity investments	—	—	3,538	—	3,538
Equity in earnings of subsidiaries	54,882	—	—	(54,882)	—
Total other income (expense)	77,316	7,362	3,538	(54,882)	33,334
Income (loss) before income taxes	82,362	51,482	3,400	(54,882)	82,362
Income tax expense	—	—	—	—	—
Net income (loss)	$82,362	$51,482	$3,400	$(54,882)	$82,362

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the six months ended June 30, 2012

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$42,264	$210,562	$—	$—	$252,826
Costs and expenses:
Oil and natural gas production	9,879	45,762	—	—	55,641
Gathering and transportation	—	52,336	—	—	52,336
Depreciation, depletion and amortization	(472)	177,391	—	—	176,919
Write-down of oil and natural gas properties	—	704,665	—	—	704,665
Accretion of discount on asset retirement obligations	256	1,655	—	—	1,911
General and administrative	4,569	35,573	—	—	40,142
Other operating items	19	8,316	—	—	8,335
Total costs and expenses	14,251	1,025,698	—	—	1,039,949
Operating income (loss)	28,013	(815,136)	—	—	(787,123)
Other income (expense):
Interest expense	(37,130)	(3)	—	—	(37,133)
Gain on derivative financial instruments	35,179	3,428	—	—	38,607
Other income	93	347	—	—	440
Income from equity investments	—	—	7,127	—	7,127
Equity in earnings of subsidiaries	(804,237)	—	—	804,237	—
Total other income (expense)	(806,095)	3,772	7,127	804,237	9,041
Income (loss) before income taxes	(778,082)	(811,364)	7,127	804,237	(778,082)
Income tax expense	—	—	—	—	—
Net income (loss)	$(778,082)	$(811,364)	$7,127	$804,237	$(778,082)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the six months ended June 30, 2011

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$47,390	$320,666	$—	$—	$368,056
Costs and expenses:
Oil and natural gas production	9,347	42,442	—	—	51,789
Gathering and transportation	—	36,790	—	—	36,790
Depreciation, depletion and amortization	13,770	138,768	804	—	153,342
Accretion of discount on asset retirement obligations	208	1,582	—	—	1,790
General and administrative	9,316	37,245	(1)	—	46,560
Other operating items	4,602	530	(1,006)	—	4,126
Total costs and expenses	37,243	257,357	(203)	—	294,397
Operating income (loss)	10,147	63,309	203	—	73,659
Other income (expense):
Interest expense	(27,237)	(1,258)	—	—	(28,495)
Gain on derivative financial instruments	39,607	7,087	—	—	46,694
Other income	185	177	—	—	362
Income from equity investments	—	—	12,083	—	12,083
Equity in earnings of subsidiaries	81,601	—	—	(81,601)	—
Total other income (expense)	94,156	6,006	12,083	(81,601)	30,644
Income (loss) before income taxes	104,303	69,315	12,286	(81,601)	104,303
Income tax expense	—	—	—	—	—
Net income (loss)	$104,303	$69,315	$12,286	$(81,601)	$104,303

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 2012

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$118,650	$161,818	$—	$—	$280,468
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(21,095)	(287,622)	—	—	(308,717)
Restricted cash	—	95,167	—	—	95,167
Equity method investments	—	(10,254)	—	—	(10,254)
Proceeds from disposition of property and equipment	15,397	1,603	—	—	17,000
Distributions from equity method investments	—	—	—	—	—
Deposit on acquisitions	—	—	—	—	—
Net changes in advances (to) from Appalachia JV	—	5,193	—	—	5,193
Advances/investments with affiliates	(64,722)	64,722	—	—	—
Other	—	—	—	—	—
Net cash used in investing activities	(70,420)	(131,191)	—	—	(201,611)
Financing Activities:
Borrowings under the EXCO Resources Credit Agreement	53,000	—	—	—	53,000
Repayments under the EXCO Resources Credit Agreement	(93,000)	—	—	—	(93,000)
Proceeds from issuance of common stock	297	—	—	—	297
Payment of common stock dividends	(17,132)	—	—	—	(17,132)
Deferred financing costs and other	(1,623)	—	—	—	(1,623)
Net cash used in financing activities	(58,458)	—	—	—	(58,458)
Net increase (decrease) in cash	(10,228)	30,627	—	—	20,399
Cash at beginning of period	78,664	(46,667)	—	—	31,997
Cash at end of period	$68,436	$(16,040)	$—	$—	$52,396

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 2011

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$54,364	$172,738	$931	$—	$228,033
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(36,139)	(1,156,595)	(4,136)	—	(1,196,870)
Restricted cash	—	12,502	—	—	12,502
Equity method investments	—	(10,279)	—	—	(10,279)
Proceeds from disposition of property and equipment	57	410,813	—	—	410,870
Distributions from equity method investments	—	125,000	—	—	125,000
Deposit on acquisitions	—	464,151	—	—	464,151
Net changes in advances (to) from Appalachia JV	—	(1,309)	—	—	(1,309)
Advances/investments with affiliates	27,900	(31,105)	3,205	—	—
Other	—	(1,250)	—	—	(1,250)
Net cash used in investing activities	(8,182)	(188,072)	(931)	—	(197,185)
Financing Activities:
Borrowings under the EXCO Resources Credit Agreement	380,000	—	—	—	380,000
Repayments under the EXCO Resources Credit Agreement	(377,500)	—	—	—	(377,500)
Proceeds from issuance of common stock	11,063	—	—	—	11,063
Payment of common stock dividends	(17,106)	—	—	—	(17,106)
Deferred financing costs and other	(6,348)	—	—	—	(6,348)
Net cash used in financing activities	(9,891)	—	—	—	(9,891)
Net increase (decrease) in cash	36,291	(15,334)	—	—	20,957
Cash at beginning of period	76,763	(32,534)	—	—	44,229
Cash at end of period	$113,054	$(47,868)	$—	$—	$65,186

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Forward-looking statements
This Quarterly Report on Form 10-Q contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements relate to, among other things, the following:

•	our future financial and operating performance and results;

•	our business strategy;

•	market prices for oil, natural gas and natural gas liquids;

•	our future derivative financial instrument activities; and

•	our plans and forecasts.
We have based these forward-looking statements on our current assumptions, expectations and projections about future events.
We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of results of operations or our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise publicly any forward-looking statements, except as required by law. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Quarterly Report on Form 10-Q, including, but not limited to:

•	fluctuations in prices of oil, natural gas and natural gas liquids;

•	imports, exports and inventories of oil and natural gas, including liquefied natural gas;

•	future capital requirements and availability of financing;

•	disruption of credit and capital markets and the ability of financial institutions to honor their commitments;

•	estimates of reserves and economic assumptions;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	exploratory risks, including risks related to our Marcellus shale play in Appalachia and the Haynesville and Bossier shale plays in East Texas/North Louisiana;

•	risks associated with the operation of natural gas pipelines, gathering systems and treating facilities;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	cash flow and liquidity;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	marketing of oil and natural gas;

•	developments in oil-producing and natural gas-producing countries;

•	title to our properties;

•	litigation;

•	competition;

•	general economic conditions, including costs associated with drilling and operations of our properties;

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
Our revenues, operating results and financial condition depend substantially on prevailing prices for oil and natural gas and the availability of capital from the EXCO Resources Credit Agreement. Declines in oil or natural gas prices may have a material adverse effect on our financial condition, liquidity, results of operations, the amount of oil or natural gas that we can produce economically and the ability to fund our operations. Historically, oil and natural gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. During the first six months of 2012, natural gas prices for near-term months and futures markets experienced declines which may impact our liquidity, results of operations and development plans.
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
A joint venture with BG Group covering our shallow producing assets and Marcellus shale acreage in the Appalachia region, or the Appalachia JV. EXCO and BG Group each own an undivided 50% interest in the Appalachia JV and a 49.75% working interest in the joint venture's properties. The remaining 0.5% working interest is owned by a jointly owned operating entity, or OPCO, that manages the Appalachia JV operations. Under the terms of the joint development agreement, BG Group agreed to fund 75% of our share of deep drilling and completion costs within our joint venture area up to a total of $150.0 million, or the Appalachia Carry. As of June 30, 2012, the remaining balance of the Appalachia Carry was approximately $8.0 million. We use the equity method to account for our investment in OPCO and proportionally consolidate our 49.75% interest in the Appalachia JV.

•	Appalachia Midstream JV
A joint venture with BG Group in which we each own a 50% interest in a midstream company, or the Appalachia Midstream JV, which will develop infrastructure and provide take-away capacity in the Marcellus shale. We use the equity method to account for our 50% investment in the Appalachia Midstream JV.

Our acquisition strategy for the past several years has been focused on the shale resources and consisted primarily of undeveloped acreage acquisitions. Our operations in the DeSoto Parish area of the Haynesville shale, or DeSoto Parish, are in the manufacturing phase and we have substantially completed our drilling activities to hold our acreage positions in Shelby, Nacogdoches and San Augustine Counties in East Texas, or the Shelby Area. Our Marcellus shale areas of interest have been identified and we have begun a development program in Northeast Pennsylvania. While we expect to continue to evaluate acquisition opportunities in our Haynesville/Bossier and Marcellus shale areas, we have also deployed our business development and technical staff to evaluate opportunities in new areas.
Our plans for 2012 emphasize cost containment of operating and administrative expenses and reduction of drilling costs in response to a low natural gas price environment. In February 2012, we reduced our expected capital expenditure budget by 33.8% and we continue to evaluate the feasibility and pace of drilling projects. We have reduced our operated drilling rigs in the Haynesville/Bossier shale from 22 during the fourth quarter of 2011 to five as of July 2012. In the Marcellus shale, we expect to operate one drilling rig during the remainder of 2012 compared to an original drilling program of five rigs in 2012. Our forecasted capital expenditures for 2012 presently total $470.0 million, of which $381.0 million is allocated to our East Texas/North Louisiana and Appalachia regions. In East Texas and North Louisiana, our capital expenditures for the East Texas/North Louisiana JV are expected to total $275.0 million in 2012. During the first six months of 2012, we spent $192.0 million in East Texas/North Louisiana, $188.4 million of which was in the area of mutual interest with BG Group, or the East Texas/North Louisiana AMI. In Appalachia, our share of planned capital expenditures for the Appalachia JV in 2012 are expected to total $101.0 million, which excludes $54.6 million of the Appalachia Carry. During the first six months of 2012, we spent $39.6 million in Appalachia, which reflects the favorable impact from the Appalachia Carry. As of June 30, 2012, the remaining balance of the Appalachia Carry was approximately $8.0 million.
For 2012, TGGT’s capital expenditure budget totaling approximately $132.0 million, of which approximately $97.0 million was spent in the first half of 2012, will focus primarily on completing treating facilities in DeSoto Parish and the Shelby Area and completing pipeline infrastructure, particularly in the Shelby Area. The management of TGGT believes cash flows from operations and borrowing capacity under its credit agreement will be sufficient to fund its 2012 capital expenditure programs.
We do not expect to make significant capital contributions in 2012 to our Appalachia Midstream JV as the majority of our Northeast Pennsylvania development drilling accesses an existing third party gathering system.
In the second quarter of 2012, we began reporting our natural gas liquids production in our Permian division separately from our natural gas production. We have recast prior periods to conform to this presentation.
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
Our results of operations
A summary of key financial data for the three and six months ended June 30, 2012 and 2011 related to our results of operations is presented below:

	Three Months Ended June 30,		Quarter to quarter change	Six Months Ended June 30,		Period to period change
(dollars in thousands, except per unit prices)	2012	2011		2012	2011
Production:
Oil (Mbbls)	182	178	4	374	371	3
Natural gas liquids (Mbbls)	131	123	8	253	248	5
Natural gas (Mmcf)	48,162	44,080	4,082	95,154	79,217	15,937
Total production (Mmcfe) (1)	50,040	45,886	4,154	98,916	82,931	15,985
Average daily production (Mmcfe)	550	504	46	543	458	85
Revenues before derivative financial instrument activities:
Oil	$15,721	$17,650	$(1,929)	$34,371	$35,022	$(651)
Natural gas liquids	5,259	7,438	(2,179)	11,713	14,107	(2,394)
Natural gas	96,998	181,740	(84,742)	206,742	318,927	(112,185)
Total revenue	$117,978	$206,828	$(88,850)	$252,826	$368,056	$(115,230)
Oil and natural gas derivative financial instruments:
Cash settlements (payments) on derivative financial instruments	$61,815	$23,217	$38,598	$111,960	$50,152	$61,808
Non-cash change in fair value of derivative financial instruments	(77,073)	20,056	(97,129)	(73,353)	(3,458)	(69,895)
Total derivative financial instrument activities	$(15,258)	$43,273	$(58,531)	$38,607	$46,694	$(8,087)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$86.38	$99.16	$(12.78)	$91.90	$94.40	$(2.50)
Natural gas liquids (per Bbl)	40.15	60.47	(20.32)	46.30	56.88	(10.58)
Natural gas (per Mcf)	2.01	4.12	(2.11)	2.17	4.03	(1.86)
Natural gas equivalent (per Mcfe)	2.36	4.51	(2.15)	2.56	4.44	(1.88)
Costs and expenses:
Oil and natural gas operating costs (2)	$18,863	$20,697	$(1,834)	$41,659	$39,742	$1,917
Production and ad valorem taxes	6,789	6,448	341	13,982	12,047	1,935
Gathering and transportation	25,913	19,504	6,409	52,336	36,790	15,546
Depletion	83,515	80,687	2,828	169,031	144,007	25,024
Depreciation and amortization	3,822	4,725	(903)	7,888	9,335	(1,447)
General and administrative (3)	18,637	23,137	(4,500)	40,142	46,560	(6,418)
Interest expense	20,369	13,679	6,690	37,133	28,495	8,638
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$0.38	$0.45	$(0.07)	$0.42	$0.48	$(0.06)
Production and ad valorem taxes	0.14	0.14	—	0.14	0.15	(0.01)
Gathering and transportation	0.52	0.43	0.09	0.53	0.44	0.09
Depletion	1.67	1.76	(0.09)	1.71	1.74	(0.03)
Depreciation and amortization	0.08	0.10	(0.02)	0.08	0.11	(0.03)
General and administrative	0.37	0.50	(0.13)	0.41	0.56	(0.15)
Net income (loss)	$(496,433)	$82,362	$(578,795)	$(778,082)	$104,303	$(882,385)

(1)	Mmcfe is calculated by converting one barrel of oil or natural gas liquids into six Mcf of natural gas.

(2)
Share-based compensation expense included in oil and natural gas operating costs is $0.1 million and $0.1 million for the three and six months ended June 30, 2011, respectively. There was no share-based compensation expense included in oil and natural gas operating costs for the three and six months ended June 30, 2012.

(3)
Share-based compensation expense included in general and administrative expenses is $2.6 million and $2.4 million for the three months ended June 30, 2012 and 2011, respectively, and $5.5 million and $5.0 million for the six months ended June 30, 2012 and 2011, respectively.

Following is a discussion of our financial condition and results of operations for the three and six months ended June 30,

2012 and 2011. The comparability of our results of operations from period to period is impacted by:

•	acquisitions in the Marcellus and Haynesville shale during 2011;

•	costs associated with a former acquisition proposal and other non-recurring costs;

•	fluctuations in oil and natural gas prices, which impact our oil and natural gas reserves, revenues, cash flows and net income or loss;

•	mark-to-market accounting used for our derivative financial instruments gains or losses;

•	changes in Proved Reserves and production volumes and their impact on depletion;

•	the equity method of accounting for our investments, including certain asset impairments in TGGT;

•	the impact of our natural gas production volumes from our horizontal drilling activities in the Haynesville/Bossier and Marcellus shales;

•	ceiling test write-downs in the first and second quarters of 2012; and

•	changes in the amount of our long-term debt.
General
The availability of a ready market for oil and natural gas and the prices of oil and natural gas are dependent upon a number of factors that are beyond our control. These factors include, among other things:

•	the level of domestic production and economic activity;

•	the current domestic oversupply of natural gas;

•	the ability to export domestic oil and natural gas;

•	the level of domestic and industrial demand for natural gas for utilities and manufacturing operations;

•	the available capacity at natural gas storage facilities and quantities of inventories in storage;

•	the availability of imported oil and natural gas;

•	actions taken by foreign oil producing nations;

•	the cost and availability of natural gas pipelines with adequate capacity and other transportation facilities;

•	the cost and availability of other competitive fuels;

•	fluctuating and seasonal demand for oil, natural gas and refined products;

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
We sell the majority of our natural gas under individually negotiated gas purchase contracts using market sensitive pricing. Our sales contracts vary in length from spot market sales of a single day to term agreements that may extend for a year or more. Our natural gas customers include utilities, natural gas marketing companies and a variety of commercial and industrial end users. The natural gas purchase contracts define the terms and conditions unique to each of these sales. The price received for natural gas sold on the spot market varies daily, reflecting changing market conditions. Some of our natural gas is sold under contracts which provide for sharing in a percentage of proceeds of natural gas liquids extracted by third party plants.
We may be unable to market all of the oil and natural gas we produce. If our oil and natural gas can be marketed, we may be unable to negotiate favorable pricing and contractual terms. Changes in oil or natural gas prices may significantly affect our revenues, cash flows, the value of our oil and natural gas properties and the estimates of recoverable oil and natural gas reserves. Further, significant declines in the prices of oil or natural gas may have a material adverse effect on our business and on our financial condition.
We engage in oil and natural gas production activities in geographic regions where, from time to time, the supply of oil or natural gas available for delivery exceeds the demand. In this situation, companies purchasing oil or natural gas in these areas may reduce the amount of oil or natural gas that they purchase from us. If we cannot locate other buyers for our production or for any of our newly discovered oil or natural gas reserves, we may shut in our oil or natural gas wells for certain periods of time. If this occurs, we may incur additional payment obligations under our oil and natural gas leases and, under certain circumstances, the oil and natural gas leases might be terminated. Economic conditions, particularly low natural gas prices, may negatively impact the liquidity and creditworthiness of our purchasers and may expose us to risk with respect to the ability to collect payments for the oil and natural gas we deliver.
Summary
For the three months ended June 30, 2012, we reported a net loss of $496.4 million compared to net income of $82.4 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, we reported a net loss of $778.1 million compared to net income of $104.3 million for the six months ended June 30, 2011.
The losses for the three and six months ended June 30, 2012 are primarily the result of non-cash ceiling test write-downs of $428.8 million and $704.7 million, respectively, which reflect the significant declines in natural gas prices in 2012. Equivalent production for the three months ended June 30, 2012 was 50.0 Bcfe, an increase of 9.1% from the prior year three month period. For the six months ended June 30, 2012, equivalent production was 98.9 Bcfe, an increase of 19.3% from the prior year six month period. Realized natural gas equivalent prices for the three and six months ended June 30, 2012 averaged $2.36 per Mcfe and $2.56 per Mcfe, respectively, compared with average prices per Mcfe for the three and six months ended June 30, 2011 of $4.51 per Mcfe and $4.44 per Mcfe, respectively. These lower prices more than offset the production increases.
To mitigate fluctuations in oil and natural gas prices, we have entered into oil and natural gas swap and call option contracts. We do not designate our derivative financial instruments as hedges. As a result, we mark non-cash changes in the fair value of unsettled derivative financial instruments to market at the end of each reporting period and recognize the change in our results of operations. The impacts of realized and unrealized changes in the fair value of derivative financial instruments resulted in net losses of $15.3 million for the three months ended June 30, 2012 and gains of $43.3 million for the three months ended June 30, 2011. For the six months ended June 30, 2012 and 2011, the impacts of realized and unrealized changes in the fair value of derivative financial instruments were gains of $38.6 million and $46.7 million, respectively.
Oil and natural gas production, revenues, and prices
The following table presents our production, revenue and average sales prices by major producing areas for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012			2011			Quarter to quarter change
(in thousands, except per unit rate)	Production (Mcfe)	Revenue	$/Mcfe	Production (Mcfe)	Revenue	$/Mcfe	Production (Mcfe)	Revenue	$/Mcfe
Producing region:
East Texas/North Louisiana	43,980	$90,246	$2.05	40,827	$169,795	$4.16	3,153	$(79,549)	$(2.11)
Appalachia	3,744	8,741	2.33	2,866	13,029	4.55	878	(4,288)	(2.22)
Permian and other	2,316	18,991	8.20	2,193	24,004	10.95	123	(5,013)	(2.75)
Total	50,040	$117,978	2.36	45,886	$206,828	4.51	4,154	$(88,850)	(2.15)

	Six Months Ended June 30,
	2012			2011			Period to period change
(in thousands, except per unit rate)	Production (Mcfe)	Revenue	$/Mcfe	Production (Mcfe)	Revenue	$/Mcfe	Production (Mcfe)	Revenue	$/Mcfe
Producing region:
East Texas/North Louisiana	86,923	$191,323	$2.20	72,772	$295,001	$4.05	14,151	$(103,678)	$(1.85)
Appalachia	7,389	19,239	2.60	5,646	25,666	4.55	1,743	(6,427)	(1.95)
Permian and other	4,604	42,264	9.18	4,513	47,389	10.50	91	(5,125)	(1.32)
Total	98,916	$252,826	2.56	82,931	$368,056	4.44	15,985	$(115,230)	(1.88)

Production in our East Texas/North Louisiana region for the three months ended June 30, 2012 increased by 3.2 Bcfe from the comparable period in the prior year. This increase is the result of the development of our Haynesville shale during 2011 and into 2012. The increase in Haynesville production was partially offset by production declines of 0.9 Bcfe in our Vernon Field and 0.5 Bcfe from other shallow conventional wells in the region. The declines in the Vernon Field and other shallow conventional wells are the result of normal production declines together with the continued suspension of our vertical drilling operations. The increase in Appalachia is a result of our drilling in the Marcellus shale and the increase in Permian is a result of drilling in the Permian region.
For the three months ended June 30, 2012, oil and natural gas revenues were $118.0 million, a 43.0% decrease from the oil and natural gas revenues of $206.8 million for the three months ended June 30, 2011. The decrease in revenues is primarily a result of significant declines in natural gas prices, which were partially offset by increases in production. Our average sales price of oil per Bbl, excluding the impact of derivative financial instruments, decreased 12.9% to $86.38 per Bbl for the three months ended June 30, 2012 from $99.16 per Bbl for the three months ended June 30, 2011. Our average sales price of natural gas liquids per Bbl, excluding the impact of derivative financial instruments, decreased 33.6% to $40.15 per Bbl for the three months ended June 30, 2012 from $60.47 per Bbl for the three months ended June 30, 2011. Our average natural gas sales price, excluding the impact of derivative financial instruments, was $2.01 per Mcf for the three months ended June 30, 2012 compared with $4.12 per Mcf for the three months ended June 30, 2011, a decrease of 51.2%.
For the six months ended June 30, 2012, oil and natural gas revenues were $252.8 million, a 31.3% decrease from the oil and natural gas revenues of $368.1 million for the six months ended June 30, 2011. The decrease in revenues is primarily a result of significant declines in oil and natural gas prices, which were partially offset by increases in production. The average sales price of oil per Bbl, excluding the impact of derivative financial instruments, decreased 2.6% to $91.90 per Bbl for the six months ended June 30, 2012 from $94.40 per Bbl for the six months ended June 30, 2011. The average sales price of natural gas liquids per Bbl, excluding the impact of derivative financial instruments, decreased 18.6% to $46.30 per Bbl for the six months ended June 30, 2012 from $56.88 per Bbl for the six months ended June 30, 2011. Our average natural gas sales price, excluding the impact of derivative financial instruments, was $2.17 per Mcf for the three months ended June 30, 2012 compared with $4.03 per Mcf for the three months ended June 30, 2011, a decrease of 46.2%
The price we receive for the oil and natural gas we produce is largely a function of market supply and demand. Demand is impacted by general economic conditions, estimates of oil and natural gas in storage, weather and other seasonal conditions, including hurricanes and tropical storms. Market conditions involving over or under supply of natural gas can result in substantial price volatility. Historically, commodity prices have been volatile and we expect the volatility to continue in the future. Changes in oil and natural gas prices have a significant impact on our oil and natural gas revenues, cash flows, quantities of estimated Proved Reserves and related liquidity. Assuming our six months ended June 30, 2012 average production levels remain constant for the remainder of the year, a change in the average sales price of $0.10 per Mcf of natural gas sold would result in an increase or decrease in revenues and cash flows of approximately $9.5 million, a change in the average sales price of $1.00 per Bbl of natural gas liquids would result in an increase or decrease of revenues and cash flows of approximately $0.3 million and a change in the average sales price of $1.00 per Bbl of oil sold would result in an increase or decrease in revenues and cash flow of approximately $0.4 million, without considering the effects of derivative financial instruments.
In addition, our production volumes are impacted by shut-in volumes of natural gas due to operational requirements associated with fracture stimulation and other operations on nearby horizontal wells, seasonal supply and demand conditions from end users and general maintenance and repairs to our wells. While these shut-in volumes are typically for short periods of time, they may have impacts to our revenues, cash flows and results of operations. We currently estimate that approximately 4% to 7% of our Haynesville/Bossier shale production will be shut-in during the remainder of 2012. At the end of the first quarter of 2012, TGGT completed construction of temporary treating facilities which has reduced shut-in volumes from levels experienced in the last half of 2011.
Oil and natural gas operating costs
Our oil and natural gas operating costs for the three and six months ended June 30, 2012 were $18.9 million and $41.7 million, respectively, compared with $20.7 million and $39.7 million for the three and six months ended June 30, 2011, respectively. The decrease for the three months ended June 30, 2012 compared to the same period in the prior year is primarily due to the implementation of cost saving initiatives throughout the organization. The increase for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 is due to costs associated with the producing properties acquired during the first quarter of 2011 in the Appalachia region and increased operating costs associated with additional Haynesville and Permian wells drilled in 2011 and 2012, which were partially offset by the implementation of the previously mentioned cost saving initiatives.
As shown in the table below, on a per Mcfe basis, oil and natural gas operating costs for the three months ended June 30, 2012 decreased $0.07 per Mcfe, a decrease of 15.6% from the same period in 2011. The net decrease in oil and natural gas operating costs per Mcfe is primarily due to the combination of increased production in 2012 and implementation of numerous cost savings initiatives. Examples of these actions include shutting in marginal producing wells with high-cost water production, decreased compression expenditures and modification of our chemical treating programs.

	Three Months Ended June 30,
	2012			2011			Quarter to quarter change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$10,092	$1,932	$12,024	$11,398	$2,506	$13,904	$(1,306)	$(574)	$(1,880)
Appalachia	3,671	—	3,671	3,668	—	3,668	3	—	3
Permian and other	2,990	178	3,168	2,875	250	3,125	115	(72)	43
Total	$16,753	$2,110	$18,863	$17,941	$2,756	$20,697	$(1,188)	$(646)	$(1,834)

	Three Months Ended June 30,
	2012			2011			Quarter to quarter change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$0.23	$0.04	$0.27	$0.28	$0.06	$0.34	$(0.05)	$(0.02)	$(0.07)
Appalachia	0.98	—	0.98	1.28	—	1.28	(0.30)	—	(0.30)
Permian and other	1.29	0.08	1.37	1.31	0.11	1.42	(0.02)	(0.03)	(0.05)
Operating costs per Mcfe	$0.34	$0.04	$0.38	$0.39	$0.06	$0.45	$(0.05)	$(0.02)	$(0.07)

As shown in the table below, on a per Mcfe basis, oil and natural gas operating costs for the six months ended June 30, 2012 decreased $0.06 per Mcfe, a decrease of 12.5% from the same period in 2011. The net decrease in oil and natural gas operating expenses per Mcfe is primarily due to implementation of the cost saving initiatives, as discussed above, offset in part by increases per Mcfe in the Permian region due to higher costs associated with oil production.

	Six Months Ended June 30,
	2012			2011			Period to period change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$21,393	$5,742	$27,135	$22,400	$5,022	$27,422	$(1,007)	$720	$(287)
Appalachia	8,081	—	8,081	6,584	—	6,584	1,497	—	1,497
Permian and other	6,145	298	6,443	5,403	333	5,736	742	(35)	707
Total	$35,619	$6,040	$41,659	$34,387	$5,355	$39,742	$1,232	$685	$1,917

	Six Months Ended June 30,
	2012			2011			Period to period change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$0.25	$0.07	$0.32	$0.31	$0.07	$0.38	$(0.06)	$—	$(0.06)
Appalachia	1.09	—	1.09	1.17	—	1.17	(0.08)	—	(0.08)
Permian and other	1.33	0.06	1.39	1.20	0.07	1.27	0.13	(0.01)	0.12
Operating costs per Mcfe	$0.36	$0.06	$0.42	$0.42	$0.06	$0.48	$(0.06)	$—	$(0.06)
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
TGGT holds most of our East Texas/North Louisiana midstream assets. TGGT’s primary customers are EXCO and BG Group. TGGT also owns and operates TGG Pipeline, Ltd., or TGG, and Talco Midstream Assets, Ltd., or Talco. The assets of TGG include treating facilities and gathering pipelines that connect to downstream pipelines. Talco’s assets primarily consist of gathering pipelines that provide well hookups and lateral connections.
TGG operates amine, glycol, and H2S treating facilities, which treat natural gas to meet pipeline specifications for downstream transportation. TGG’s system, which has access to 17 interstate and intrastate pipeline markets, has approximately 127 miles of pipeline comprised of 12, 16, and 20-inch diameter pipe in the East Texas area and 27 miles of pipeline comprised of 36-inch diameter pipe in the North Louisiana area. The Shelby Area’s system has approximately 110 miles of operational pipeline comprised of 4-inch to 36-inch diameter pipe servicing Haynesville/Bossier producers as of June 30, 2012. In the Shelby Area, a 20 mile pipeline project and a treating facility, which provides treating capacity of approximately 250 Mmcf per day, that became operational early in the second quarter of 2012. TGG's major focus in the second half of 2012 will be its continued reduction of operating expenses through the release of rental units and discontinuation of equipment leases where appropriate.
The Talco gathering system in East Texas consists of approximately 580 miles of 4-inch to 12-inch diameter pipe that provides gathering services to a significant number of producers. The Talco gathering system in North Louisiana consists of approximately 280 miles of 2-inch to 16-inch pipe servicing Cotton Valley and Haynesville/Bossier producers.
In the second quarter of 2011, an incident occurred at a TGGT amine treating facility in northwest Red River Parish, Louisiana, resulting in an immediate shut-down of the facility. TGGT installed temporary treating units at the damaged facility and began treating volumes late in the first quarter of 2012.
In the first quarter of 2012, TGGT recorded an impairment of approximately $35.3 million related to certain assets ($17.7 million net to us) associated with the installation of temporary treating facilities in response to the incident at the TGGT amine treating facility in May 2011. After completion of an independent engineering study, the decision was made to activate the permanent facility affected by the incident since that facility had not sustained as much damage as was initially contemplated. The impairment primarily resulted from costs incurred related to temporary treating facilities that were not utilized or determined to have a shorter utilization period than originally anticipated. In addition, lower than expected throughput volumes at the facility as a result of reduced drilling contributed to the impairment.
The Appalachia Midstream JV continues to install and operate gathering systems and compression facilities to support our development drilling program in the Appalachia JV.
Gathering and transportation
We report gathering and transportation costs in accordance with Financial Accounting Standards Board, or FASB, Subtopic 605-45 for Revenue Recognition. We generally sell oil and natural gas under two types of agreements which are common in our industry. Both types of agreements include a transportation charge. One is a netback arrangement, under which we sell oil or natural gas at the wellhead and collect a price, net of the transportation incurred by the purchaser. In this case, we record sales at the price received from the purchaser, net of the transportation costs. Under the other arrangement, we sell oil or natural gas at a specific delivery point, pay transportation to a third party and receive proceeds from the purchaser with no transportation deduction. In this case, we record the transportation cost as gathering and transportation expense. Due to these two distinct selling arrangements, our computed realized prices, before the impact of derivative financial instruments, contain revenues which are reported under two separate bases.
Gathering and transportation expenses totaled $25.9 million and $52.3 million for the three and six months ended June 30, 2012, respectively, compared to $19.5 million and $36.8 million for the three and six months ended June 30, 2011, respectively. The overall increase in gathering and transportation expenses is a result of increased production in Haynesville. However, we expect our gathering and transportation expenses on a per Mcfe basis to increase in 2012 as a result of reduced drilling, which will increase unused firm transportation costs.
We have entered into firm transportation agreements with pipeline companies to facilitate sales as we expand our Haynesville volumes and report these firm transportation costs as a component of gathering and transportation expenses. As of June 30, 2012, our firm transportation agreements covered an average of 822 Mmcf per day with average annual minimum gathering and transportation expenses of approximately $93.0 million through 2015. For the years 2016 through 2021, our average annual minimum gathering and transportation expenses are approximately $89.0 million.
Production and ad valorem taxes
For the three months ended June 30, 2012, production and ad valorem taxes increased by $0.3 million, or 5.3%, over the same period in 2011. For the six months ended June 30, 2012, production and ad valorem taxes increased by $1.9 million, or 16.1%, for the same period in 2011. On a percentage of revenue basis, production and ad valorem taxes were 5.8% of gross oil and natural gas sales for the three months ended June 30, 2012 compared with 3.1% during the same period in the prior year and 5.5% of gross oil and natural gas sales for the six months ended June 30, 2012 compared with 3.3% during the same period in the prior year.
In our East Texas/North Louisiana area, we are presently receiving severance tax holidays on certain Haynesville shale wells which reduce the effective rate of these taxes. While the state of Louisiana has a history of adjusting its severance tax rate each July, the state maintained a rate of $0.164 per Mcf from July 1, 2010 until July 1, 2012, when the state of Louisiana changed the effective severance tax rate to $0.148 per Mcf.
In February 2012, the Commonwealth of Pennsylvania enacted a comprehensive reform to Pennsylvania’s Oil and Gas Act, or the Act, which requires an impact fee to be paid on all unconventional wells spud. The fee will range from $190,000 to $355,000 per well, based on a price tier calculation to be paid annually up to 15 years. The fee is payable for all wells spud in a single year by April 1st of the following year. The Act contained a retroactive fee to be assessed on all unconventional wells spud prior to December 31, 2011. The retroactive fee of $2.0 million, which is payable September 1, 2012, was recorded in “Other operating items” on our Condensed Consolidated Statement of Operations for the six months ended June 30, 2012. The estimated on-going fee, which is recorded in Production and ad valorem taxes on the Condensed Consolidated Statement of Operations, is computed using the prior year’s trailing 12 month NYMEX natural gas price based on a tiered pricing system and will be paid annually for 15 years. For the three and six months ended June 30, 2012, we recorded $0.5 million and $1.0 million, respectively, for our estimated 2012 impact fees.
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
Overall, our production and ad valorem tax rates per Mcfe were $0.14 per Mcfe for the three months ended June 30, 2012 and 2011 and $0.14 per Mcfe for the six months ended June 30, 2012, compared with $0.15 per Mcfe for the six months ended June 30, 2011. The following table presents our severance and ad valorem taxes on a per Mcfe basis and percentage of revenue basis for our significant producing regions.

	Three Months Ended June 30,
	2012			2011
(in thousands, except per unit rate)	Production and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe	Production and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe
Producing region:
East Texas/North Louisiana	$4,380	4.9%	$0.10	$4,096	2.4%	$0.10
Appalachia	822	9.4%	0.22	418	3.2%	0.15
Permian and other	1,587	8.4%	0.69	1,934	8.1%	0.88
Total	$6,789	5.8%	0.14	$6,448	3.1%	0.14

	Six Months Ended June 30,
	2012			2011
(in thousands, except per unit rate)	Production and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe	Production and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe
Producing region:
East Texas/North Louisiana	$8,849	4.6%	$0.10	$7,730	2.6%	$0.11
Appalachia	1,696	8.8%	0.23	707	2.8%	0.13
Permian and other	3,437	8.1%	0.75	3,610	7.6%	0.80
Total	$13,982	5.5%	0.14	$12,047	3.3%	0.15

Depletion, depreciation and amortization
Our depletion expense for the three and six months ended June 30, 2012 increased by $2.8 million and $25.0 million, respectively, from the comparable periods in 2011. The increase is primarily the result of higher production volumes and capital expenditures associated with development drilling during 2011 and 2012. On a per Mcfe basis, our depletion rate for the three and six months ended June 30, 2012 were $1.67 and $1.71, respectively, compared with $1.76 and $1.74 for the comparable periods in 2011. For the remainder of 2012, we expect our per Mcfe depletion rate will decrease as a result of additional ceiling test write-downs.
Our depreciation and amortization costs for the three and six months ended June 30, 2012 decreased by $0.9 million and $1.4 million, or 19.1% and 15.5%, respectively, from the comparable periods in 2011.
Accretion of discount on asset retirement obligations for the three and six months ended June 30, 2012 was $1.0 million and $1.9 million, respectively, compared with $0.9 million and $1.8 million for the three and six months ended June 30, 2011, respectively. The slight increase is a result of the 2011 acquisitions along with increased drilling programs in both the Haynesville shale and Marcellus shale.
Write-down of oil and natural gas properties
For the three and six months ended June 30, 2012, we recognized pre-tax ceiling test write-downs of $428.8 million and $704.7 million, respectively, due primarily to relatively low natural gas prices. There were no ceiling test write-downs during the first half of 2011.
The ceiling test computation is based on the arithmetic average of reference prices on the first day of the month for the preceding 12 months at each balance sheet date. Natural gas prices in 2012 are lower than 2011, and we expect the trailing 12 month average in 2012 to continue to decline which will result in additional ceiling test write-downs in 2012 assuming prices do not increase significantly.
General and administrative
The following table presents our general and administrative expenses for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per unit rate)	2012	2011	Quarter to quarter change	2012	2011	Period to period change
General and administrative costs:
Gross general and administrative expense	$36,576	$40,069	$(3,493)	$77,056	$79,422	$(2,366)
Technical services and service agreement charges	(6,969)	(7,207)	238	(14,273)	(13,590)	(683)
Operator overhead reimbursements	(5,160)	(4,568)	(592)	(10,400)	(8,886)	(1,514)
Capitalized salaries and share-based compensation	(5,810)	(5,157)	(653)	(12,241)	(10,386)	(1,855)
General and administrative expense	$18,637	$23,137	$(4,500)	$40,142	$46,560	$(6,418)
General and administrative expense per Mcfe	$0.37	$0.50	$(0.13)	$0.41	$0.56	$(0.15)

Our general and administrative costs for the three months ended June 30, 2012 were $18.6 million, or $0.37 per Mcfe, compared to $23.1 million, or $0.50 per Mcfe, for the same period in 2011. Our general and administrative costs for the six months ended June 30, 2012 were $40.1 million, or $0.41 per Mcfe, compared to $46.6 million, or $0.56 per Mcfe, for the same period in 2011.
Significant components of the net decrease in general and administrative expense for the three and six months ended June 30, 2012 compared to the respective 2011 periods were a result of:

•
decreased personnel costs of $2.2 million and $0.9 million for the three and six months ended June 30, 2012, respectively, primarily related to a reduction in contract labor costs and estimated cash bonus payments in 2012;

•
decreased travel costs of $0.9 million and $1.0 million for the three and six months ended June 30, 2012, respectively, related to travel costs incurred in the prior year related to the former acquisition proposal;

•	decreased office related expenses of $0.5 million and employee development costs of $0.7 million for the six months ended June 30, 2012, primarily related to an overall emphasis on cost reductions;

•
increased technical service recoveries and overhead recoveries of $0.6 million and $1.5 million for the three and six months ended June 30, 2012, respectively, arising from additional wells drilled in 2011; and

•	increased capitalized salaries and share based compensation of $0.7 million and $1.9 million for the three and six months ended June 30, 2012, respectively.
The above decreases were partially offset by increased legal expenses of $0.7 million for the six months ended June 30, 2012, and increased stock based compensation expense of $0.7 and $1.5 million for the three and six months ended June 30, 2012, respectively.
Operating items
Our other operating expenses for the three and six months ended June 30, 2012 were $6.7 million and $8.3 million, respectively, compared with $1.7 million and $4.1 million for the three and six months ended June 30, 2011, respectively. The six months ended June 30, 2012 balance is primarily related to the first quarter $2.0 million retroactive Pennsylvania impact fee discussed in Production and ad valorem taxes and a second quarter charge of $6.7 million related to resolution of title defect disputes from prior period divestitures. We elected to report the retroactive portion of the Pennsylvania impact fee as a component of other operating items as the retroactive amount would disproportionately impact comparative periods in future quarters. These expenses were offset by miscellaneous gains from inventory sales. The six months ended June 30, 2011 balance was primarily related to costs associated with various lawsuits and the former acquisition proposal that terminated in July 2011.
Interest expense

Our interest expense for the three and six months ended June 30, 2012 increased $6.7 million and $8.6 million from the comparable 2011 periods, respectively. The increase for the three and six months ended June 30, 2012 from the prior year same periods was primarily due to the increase in interest expense related to the EXCO Resources Credit Agreement, including the acceleration of deferred finance costs associated with the lowering of our borrowing base in April 2012, and decreases of capitalized interest related to the decline in our unproved oil and natural gas properties. The year to date variance is offset by a $1.3 million decrease in other interest expense related to a $1.2 million payment made in 2011 in connection with the formation of the TGGT credit facility.
The following table presents our interest expense for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2012	2011	Quarter to quarter change	2012	2011	Period to period change
Interest expense:
2018 Notes	$14,346	$14,325	$21	$28,686	$28,645	$41
EXCO Resources Credit Agreement	7,791	5,713	2,078	14,995	10,906	4,089
Amortization and write-off of deferred financing costs on EXCO Resources Credit Agreement	3,940	1,071	2,869	4,945	2,294	2,651
Amortization of deferred financing costs on 2018 Notes	467	467	—	934	934	—
Capitalized interest	(6,223)	(8,008)	1,785	(12,525)	(15,748)	3,223
Other	48	111	(63)	98	1,464	(1,366)
Total interest expense	$20,369	$13,679	$6,690	$37,133	$28,495	$8,638
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
The following table presents our realized and unrealized gains and losses from our oil and natural gas derivative financial instruments. Our derivative activity is reported as a component of Other income or expense in our Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2012	2011	Quarter to quarter change	2012	2011	Period to period change
Derivative financial instrument activities:
Cash settlements on derivative financial instruments	$61,815	$23,217	$38,598	$111,960	$50,152	$61,808
Non-cash change in fair value of derivative financial instruments	(77,073)	20,056	(97,129)	(73,353)	(3,458)	(69,895)
Total derivative financial instrument activities	$(15,258)	$43,273	$(58,531)	$38,607	$46,694	$(8,087)

The following table presents our natural gas prices, before and after the impact of the cash settlement of our derivative financial instruments.

	Three Months Ended June 30,			Six Months Ended June 30,
Realized pricing:	2012	2011	Quarter to quarter change	2012	2011	Period to period change
Oil per Bbl	$86.38	$99.16	$(12.78)	$91.90	$94.40	$(2.50)
Natural gas liquids per Bbl	40.15	60.47	(20.32)	46.30	56.88	(10.58)
Natural gas per Mcf	2.01	4.12	(2.11)	2.17	4.03	(1.86)
Natural gas equivalent per Mcfe	2.36	4.51	(2.15)	2.56	4.44	(1.88)
Cash settlements on derivative financial instruments, per Mcfe	$1.24	$0.51	$0.73	$1.13	$0.60	$0.53
Net price per Mcfe, including derivative financial instruments	$3.60	$5.02	$(1.42)	$3.69	$5.04	$(1.35)

Our total cash settlements for the three months ended June 30, 2012 increased revenue by $61.8 million, or $1.24 per Mcfe, compared to $23.2 million, or $0.51 per Mcfe, for the same period in 2011. Our total cash settlements for the six months ended June 30, 2012 increased revenue by $112.0 million, or $1.13 per Mcfe, compared to $50.2 million, or $0.60 per Mcfe, for the same period in 2011. The significant fluctuations between settlements of receipts on our derivative financial instruments demonstrate volatility in prices.
Our non-cash mark-to-market changes in the value of our oil and natural gas derivative financial instruments for the three and six months ended June 30, 2012 resulted in losses of $77.1 million and $73.4 million, respectively, compared to gains of $20.1 million and losses of $3.5 million, respectively, for the same periods in the prior year. The significant fluctuations were, again, attributable to high volatility in the prices for oil and natural gas between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
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
Income taxes
Our effective income tax rate for the three and six months ended June 30, 2012 and 2011 was zero, primarily due to current operating losses arising from ceiling test write-downs, which created deferred tax assets. These deferred tax assets have been fully reserved with valuation allowances. Our estimated accumulated valuation allowance as of June 30, 2012 is approximately $678.5 million and can be used against future deferred tax benefits. We will continue to recognize deferred tax valuation allowances until the realization of deferred benefits become more likely than not. The effective income tax rates, excluding the impact of the valuation allowances, would have been 39.6% and 38.9% for the three and six months ended June 30, 2012, respectively, and 39.9% and 39.9% for the three and six months ended June 30, 2011, respectively.

Our liquidity, capital resources and capital commitments
Overview
Our primary sources of capital resources and liquidity are internally generated cash flows from operations, borrowing capacity under the EXCO Resources Credit Agreement, dispositions of non-strategic assets, joint ventures and capital markets, when capital market conditions are favorable. Since 2008, when we began to emphasize shale resource plays, we have invested significant development expenditures which exceeded our cash flows from operations during 2010 and 2011. As a result of the current low natural gas price environment, our revised 2012 capital budget has been designed to limit capital spending to approximate our expected cash flows from operations in 2012. In addition, we are evaluating potential transactions which may enhance our liquidity, including the possible sale of part or all of our interest in TGGT and other assets. Other factors which could impact our liquidity, capital resources and capital commitments in 2012 and future years include the following:

•	the results of our ongoing drilling programs;

•	our ability to effectively reduce our capital expenditure programs in response to continued low natural gas prices;

•	reduced oil and natural gas revenues resulting from, among other things, low natural gas prices and lower production from reductions to our drilling and development activities;

•	implementation of the Pennsylvania impact fee on non-conventional wells in 2012;

•	decreases in the percentage of our production covered by derivative financial instruments, coupled with expiration of higher priced derivative financial instruments;

•	potential acquisitions and/or sales of oil and natural gas properties or other assets;

•	reductions to our borrowing base and our ability maintain compliance with debt covenants as a result of low natural gas prices; and

•	our management of operating and general and administrative costs.
While we believe our existing capital resources, including our cash flow from operations and borrowing capacity under the EXCO Resources Credit Agreement, will be sufficient to conduct our operations through 2013, there are certain risks arising from recent declines in natural gas prices that could impact our ability to meet debt covenants in future periods. In particular, our ratio of consolidated funded indebtedness to consolidated EBITDAX, as defined in the EXCO Resources Credit Agreement, is computed using a trailing 12-month computation of EBITDAX. As a result, our ability to maintain compliance with this covenant is negatively impacted when oil and/or natural gas prices decline over an extended period of time. In addition, as a result of the decline in natural gas prices, our borrowing base under the EXCO Resources Credit Agreement was reduced from $1.6 billion to $1.4 billion in April 2012 during our semi-annual borrowing base redetermination. Further borrowing base reductions in future periods may result if natural gas prices do not recover or we sell assets.
In response to the declines in natural gas prices, management has reduced our drilling plans, which will likely reduce our production volumes during the remainder of 2012 and into 2013. We have also sold our corporate aircraft to reduce costs, reduced contract and full-time personnel and implemented cost saving initiatives in our field operations. In addition, the volumes of natural gas currently covered by derivative financial instruments declines significantly in 2013. Depending on market conditions, we may enter into additional hedging transactions in 2012. The combination of our reduced borrowing base, lower production volumes and reduced percentages of volumes covered by derivative financial instruments may require us to seek alternative financing arrangements, further reduce costs or sell assets.
Our current capital budget for 2012 is $470.0 million and reflects continued focus on the development of the Marcellus shale, the Haynesville/Bossier shale plays and the Permian area. In Appalachia, our drilling expenditures for the first half of 2012 reflect a benefit of $46.6 million from the Appalachia Carry. We expect to fully utilize the remainder of the Appalachia Carry during the third quarter of 2012.
The following table presents capital expenditures for the first six months of 2012 and our expected capital expenditures for the remainder of 2012.

	Six Months Ended June 30,	July - December forecast	Full Year Forecast
(in thousands)	2012	2012	2012
Capital expenditures:
Development capital	$238,878	$156,122	$395,000
Gas gathering and water pipelines	696	4,804	5,500
Lease acquisitions and seismic	9,927	9,573	19,500
Corporate and other	26,553	23,447	50,000
Total	$276,054	$193,946	$470,000

Operationally, we have reduced our company-wide operated rig count from 23 at December 31, 2011 to eight in July 2012 in response to continued low natural gas prices. We currently expect to end 2012 with seven to nine drilling rigs. The rig reductions have been accomplished by a combination of rig contract expirations, assignments of contracts to other operators and the early release and termination of rig contracts and placing two contracted rigs on stand-by. Costs incurred for early termination of rig contracts for the six months ended June 30, 2012 were approximately $10.9 million. Contracts relating to two of the five rigs drilling in the DeSoto Parish area are scheduled to expire on September 1, 2012.
We believe our current capital expenditure budget for 2012 will meet our strategic objectives while maintaining sufficient liquidity. The following table presents our liquidity and financial position as of June 30, 2012 and July 25, 2012:

(in thousands)	June 30, 2012	July 25, 2012
Cash (1)	$113,154	$145,370
Drawings under the EXCO Resources Credit Agreement	1,107,500	1,107,500
2018 Notes (2)	750,000	750,000
Total debt	1,857,500	1,857,500
Net debt	$1,744,346	$1,712,130
Borrowing base	$1,400,000	$1,400,000
Total of unused borrowing base (1) (3)	$285,393	$285,393
Unused borrowing base plus cash (1) (3)	$398,547	$430,763

(1)	Includes restricted cash of $60.8 million at June 30, 2012 and $78.0 million at July 25, 2012.

(2)	Excludes unamortized bond premium of $9.1 million at June 30, 2012 and $9.0 million at July 25, 2012.

(3)	Net of $7.1 million in letters of credit as of June 30, 2012 and July 25, 2012.
Events affecting liquidity
Our borrowing base, following our April 27, 2012 redetermination, is $1.4 billion with $285.4 million of unused borrowing capacity as of July 25, 2012. The EXCO Resources Credit Agreement also contains provisions which allow us to incur up to an additional $750.0 million of unsecured senior note indebtedness on or before November 1, 2012. The next regularly scheduled borrowing base redetermination is in October 2012.
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
Historical sources and uses of funds
Our primary sources of cash in the first six months of 2012 were cash flows from operations and borrowings under the EXCO Resources Credit Agreement.
Net increases (decreases) in cash are summarized as follows:

	Six Months Ended June 30,
(amounts in thousands)	2012	2011
Cash flows provided by operating activities	$280,468	$228,033
Cash flows used in investing activities	(201,611)	(197,185)
Cash flows used in financing activities	(58,458)	(9,891)
Net increase in cash	$20,399	$20,957
Cash flows from operating activities
The primary factors impacting our cash flows from operations generally include: (i) levels of production from our oil and natural gas properties, (ii) prices we receive from sales of oil and natural gas production, including settlement proceeds or payments related to our oil and natural gas derivatives, (iii) operating costs of our oil and natural gas properties, (iv) costs of our general and administrative activities and (v) interest expense and other financing related costs. Our cash flows from operating activities have historically been impacted by fluctuations in oil and natural gas prices and our production volumes. The prolonged decline in natural gas prices over the last two years has had a significant negative impact on our cash flows from operating activities, with the realized average price per Mcfe, including net derivative settlement proceeds, declining 28.6% over the last four quarters.
Net cash provided by operating activities for the six months ended June 30, 2012 was $280.5 million compared with $228.0 million for the six months ended June 30, 2011. The 23.0% increase in the current six-month period is primarily attributable to the higher settlement proceeds on our derivatives and favorable working capital conversions, offset by lower average prices received. As of July 25, 2012, our cash and cash equivalent balance was $67.4 million and our restricted cash account, which is used for Haynesville/Bossier shale development operations, was $78.0 million.

Investing activities
Our investing activities consist primarily of drilling and development expenditures, capital contributions to our joint ventures, and acquisitions. Our acquisitions have been focused primarily on undeveloped shale acreage in our core areas and have been funded primarily with borrowings under the EXCO Resources Credit Agreement. Future acquisitions are dependent on oil and natural gas prices, availability of producing properties and attractive acreage and availability of borrowing capacity under the EXCO Resources Credit Agreement or from other capital sources.
For the six months ended June 30, 2012, our cash flows used in investing activities were $201.6 million, compared with $197.2 million of cash flows used in investing activities for the six months ended June 30, 2011, which was favorably impacted by a $125.0 million return of capital distribution from TGGT and receipt of $337.3 million from BG Group for its 50% share of acquisitions in our Appalachia and East Texas/North Louisiana areas.
Credit agreement and long-term debt
As of July 25, 2012, we had total debt outstanding of approximately $1.9 billion, which consisted of borrowings under the EXCO Resources Credit Agreement of $1.1 billion and $750.0 million under the 2018 Notes. Terms and conditions of each of the debt obligations are discussed below. Our ability to borrow from sources other than the EXCO Resources Credit Agreement is subject to certain restrictions imposed by our lenders and the indenture governing the 2018 Notes. These agreements contain limitations and restrictions on incurring additional indebtedness and pledging our assets.
EXCO Resources Credit Agreement
At June 30, 2012, the EXCO Resources Credit Agreement had a borrowing base of $1.4 billion and outstanding indebtedness of $1.1 billion. On April 27, 2012, following the completion of our semi-annual redetermination of our borrowing base in April 2012, we entered into the Sixth Amendment to the EXCO Resources Credit Agreement with the lenders in the bank syndicate. The Sixth Amendment provided for the following changes to the EXCO Resources Credit Agreement:

•	reduced our borrowing base from $1.6 billion to $1.4 billion;

•
increased the maximum ratio of consolidated funded debt to consolidated EBITDAX (as defined in the agreement) to 4.5 to 1.0 from 4.0 to 1.0 at the end of any fiscal quarter ending on or after March 31, 2012;

•	increased the interest rate by 25 bps such that rates now range from LIBOR plus 175 bps to LIBOR plus 275 bps or from ABR plus 75 bps to ABR plus 175 bps depending on borrowing base usage; and

•
provided for asset sale procedures for sales of oil and natural gas properties or other material assets, including our interest in TGGT, whereby the proceeds from asset sales (over a minimum threshold) will be used to pay down the outstanding debt balance under the EXCO Resources Credit Agreement and will also reduce the borrowing base. The borrowing base reduction will be equal to the borrowing base value assigned to the assets sold (if any) plus cash proceeds in excess of the borrowing base value aggregating up to $200.0 million.

As of July 25, 2012, we have $285.4 million of available borrowing capacity under the EXCO Resources Credit Agreement. The majority of EXCO’s subsidiaries are guarantors under the EXCO Resources Credit Agreement, except those subsidiaries which are jointly held with BG Group. The EXCO Resources Credit Agreement permits certain investments, loans and advances to the unrestricted subsidiaries that are jointly held with BG Group. The EXCO Resources Credit Agreement matures on April 1, 2016 and has regularly scheduled semi-annual borrowing base redeterminations each April and October, with EXCO and the lenders having the right to request interim unscheduled redeterminations in certain circumstances.
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

Based on a one month LIBOR of 0.2% on July 25, 2012, we would incur an interest rate of 2.7% on any new indebtedness we may incur under the EXCO Resources Credit Agreement.
As of June 30, 2012, we were in compliance with the financial covenants contained in the EXCO Resources Credit Agreement, as amended, which requires that we:

•	maintain a consolidated current ratio (as defined in the agreement) of at least 1.0 to 1.0 as of the end of any fiscal quarter; and

•
not permit our ratio of consolidated funded indebtedness (as defined in the agreement) to consolidated EBITDAX (as defined in the agreement) to be greater than 4.5 to 1.0 at the end of any fiscal quarter ending on or after March 31, 2012.

2018 Notes
As of June 30, 2012 and July 25, 2012, we had outstanding $750.0 million aggregate principal amount of 7.5% senior unsecured notes maturing on September 15, 2018. The 2018 Notes are guaranteed on a senior unsecured basis by a majority of EXCO’s subsidiaries, with the exception of certain non-guarantor subsidiaries and our jointly-held equity investments with BG Group. Our equity investments with BG Group, other than OPCO, are designated as unrestricted subsidiaries under the indenture governing the 2018 Notes. The unamortized discount on the 2018 Notes at June 30, 2012 was $9.1 million. The estimated fair value of the 2018 Notes, based on quoted market prices, was $673.1 million on June 30, 2012.
Interest is payable on the on the 2018 Notes semi-annually in arrears on March 15th and September 15th of each year.
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
The foregoing description is not complete and is qualified in its entirety by the EXCO Resources Credit Agreement and the indenture governing the 2018 Notes.
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
Our objective in entering into oil and natural gas derivative contracts is to mitigate the impact of price fluctuations and achieve a more predictable cash flow associated with our operations. These transactions limit our exposure to declines in prices, but also limit the benefits we would realize if oil and natural gas prices increase. As of June 30, 2012, we had derivative financial instrument contracts in place for the volumes and prices shown below:

(in thousands, except prices)	NYMEX gas volume - Mmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Bbls	Weighted average contract price per Bbl
Swaps:
Q3 2012	20,240	$5.27	138	$98.05
Q4 2012	20,240	5.27	138	98.05
2013	25,550	4.65	365	99.96
2014	20,075	4.29	—	—
2015	20,075	4.29	—	—
Calls:
Q3 2012	—	$—	—	$—
Q4 2012	—	—	—	—
2013	20,075	4.29	—	—
2014	20,075	4.29	365	100.00
2015	20,075	4.29	365	100.00

The swap contracts allow us to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. The call option contracts give the counterparty an option to cause us to enter into derivative contracts at future dates. These options are exercisable monthly on the settlement date for each monthly contract. If the counterparty elects to exercise their option, the notional volume of natural gas will increase by 55,000 Mmbtu per day at the average price of $4.29 per Mmbtu.
Off-balance sheet arrangements
As of June 30, 2012, we had no arrangements or any guarantees of off-balance sheet debt to third parties.
Contractual obligations and commercial commitments
The following table presents our contractual obligations and commercial commitments as of June 30, 2012:

	Payments due by period
(in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
2018 Notes (1)	$—	$—	$—	$750,000	$750,000
Long-term debt - EXCO Resources Credit Agreement (2)	—	—	1,107,500	—	1,107,500
Firm transportation services and other fixed commitments (3)	93,370	185,132	180,159	324,268	782,929
Other fixed commitments (4)	29,060	15,787	9,515	449	54,811
Drilling contracts	25,987	7,652	—	—	33,639
Operating leases and other	12,648	22,618	3,396	—	38,662
Total contractual obligations (5)	$161,065	$231,189	$1,300,570	$1,074,717	$2,767,541

(1)	The 2018 Notes are due on September 15, 2018. The annual interest obligation is $56.3 million.

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

(5)
Excludes commitments of our equity method investees, TGGT and OPCO, as neither EXCO nor any of its subsidiaries are guarantors of these commitments. TGGT’s commitments as of June 30, 2012, which consist primarily of compression equipment and office leases, totaled $7.5 million. OPCO’s commitments as of June 30, 2012, which consist primarily of firm transportation contracts, drilling contracts and completion services, totaled $79.7 million.

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
The following table sets forth our oil and natural gas derivative financial instruments measured at fair value as of June 30, 2012.

(in thousands, except prices)	Volume Mmbtus/Bbls	Weighted average strike price per Mmbtu/Bbl	Fair value at June 30, 2012
Natural gas:
Swaps:
Remainder of 2012	40,480	5.27	$92,011
2013	25,550	4.65	26,885
2014	20,075	4.29	6,771
2015	20,075	4.29	3,143
Calls:
Remainder of 2012	—	—	—
2013	20,075	4.29	(4,569)
2014	20,075	4.29	(9,004)
2015	20,075	4.29	(12,241)
Total natural gas	166,405		$102,996
Oil:
Swaps:
Remainder of 2012	276	98.05	$3,228
2013	365	99.96	4,137
2014	—	—	—
2015	—	—	—
Calls:
Remainder of 2012	—	—	—
2013	—	—	—
2014	365	100.00	(4,641)
2015	365	100.00	(5,837)
Total oil	1,371		$(3,113)
Total oil and natural gas derivatives			$99,883

At June 30, 2012, the average forward NYMEX oil prices per Bbl for the remainder of 2012 and for 2013, 2014 and 2015 were $86.16 and $88.24, $87.64 and $86.88, respectively, and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2012 and for 2013, 2014 and 2015 were $2.96 and $3.58, $3.95 and $4.13 respectively. Our reported earnings and assets or liabilities for derivative financial instruments will continue to be subject to significant fluctuations in value due to price volatility.
Realized gains or losses from the settlement of our oil and natural gas derivatives are recorded in our financial statements as gains or losses in Other income or loss on our Condensed Consolidated Statements of Operations. For example, using the oil swaps in place as of June 30, 2012, for the remainder of 2012, if the settlement price exceeds the actual weighted average strike price of $98.05 per Bbl, then a reduction in other income would be recorded for the difference between the settlement price and $98.05 per Bbl, multiplied by the hedged volume of 276 Mbbls. Conversely, if the settlement price is less than $98.05 per Bbl, then an increase in other income would be recorded for the difference between the settlement price and $98.05 per Bbl, multiplied by the hedged volume of 276 Mbbls. For example, for a hedged volume of 276 Mbbls, if the settlement price is $99.05 per Bbl then other income would decrease by $0.3 million. Conversely, if the settlement price is $97.05 per Bbl, other income would increase by $0.3 million.
Interest rate risk
At June 30, 2012, our exposure to interest rate changes related primarily to borrowings under the EXCO Resources Credit Agreement and interest earned on our short-term investments. The interest rate is fixed at 7.5% on the 2018 Notes. Interest is payable on borrowings under the EXCO Resources Credit Agreement based on a floating rate as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our liquidity, capital resources and capital commitments.” At June 30, 2012, we had approximately $1.1 billion in outstanding borrowings under the EXCO Resources Credit Agreement. A 1% change in interest rates of 100 bps based on the variable borrowings as of June 30,

2012 would result in an increase or decrease in our interest expense of $11.1 million per year. The interest we pay on these borrowings is set periodically based upon market rates.

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
Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.
Changes in control over financial reporting. There were no changes in EXCO's internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, EXCO's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, we are periodically a party to various litigation matters. We do not believe that any resulting liability from existing legal proceedings, individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases of ordinary shares
The following table details our repurchase of common shares for the three months ended June 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2012 - April 30, 2012	—	$—	—	$ 192.5 million
May 1, 2012 - May 31, 2012	—	$—	—	$ 192.5 million
June 1, 2012 - June 30, 2012	—	$—	—	$ 192.5 million
Total	—	$—	—

(1)	On July 19, 2010, we announced a $200.0 million share repurchase program.

Item 5.	Other Information
In August 2011, EXCO received a subpoena duces tecum from the staff of the SEC requesting certain information and documents pertaining to our proved developed producing shale gas wells and reserve estimates.  The SEC subpoena stated that the investigation was a fact-finding inquiry.  In June 2012, the SEC staff informed EXCO that the investigation had been terminated and that no enforcement action was recommended.

Item 6.	Exhibits
See “Index to Exhibits” for a description of our exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC.
(Registrant)

Date:	August 1, 2012	By:	/s/ Douglas H. Miller
Douglas H. Miller
Chairman and Chief Executive Officer

		By:	/s/ Stephen F. Smith
Stephen F. Smith
President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
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

10.26
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

10.27
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

10.28
Third Amendment to Credit Agreement, dated as of April 1, 2011, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 1, 2011 and filed on April 4, 2011 and incorporated by reference herein.

10.29
Fourth Amendment to Credit Agreement, dated as of November 8, 2011, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 8, 2011 and filed on November 9, 2011 and incorporated by reference herein.

10.30
Fifth Amendment to Credit Agreement, dated as of November 8, 2011, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 8, 2011 and filed on November 9, 2011 and incorporated by reference herein.

10.31
Sixth Amendment to Credit Agreement, dated as of April 27, 2012, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 27, 2012 and filed on April 27, 2012, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q, filed on May 2, 2012 and incorporated by reference herein.

10.32	Form of Director Indemnification Agreement, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 10, 2010 and filed on November 12, 2010 and incorporated by reference herein.

10.33
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

10.34
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

10.35
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