Form 10-Q
period 2012-09-30
EXCO RESOURCES INC
filed 2012-10-31
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

The number of shares of common stock, par value $0.001 per share, outstanding as of October 24, 2012 was 216,659,769.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,553	$31,997
Restricted cash	67,306	155,925
Accounts receivable, net:
Oil and natural gas	63,443	88,518
Joint interest	58,886	170,918
Other	31,755	28,488
Inventory	6,591	8,345
Derivative financial instruments	57,997	164,002
Other	17,098	29,815
Total current assets	376,629	678,008
Equity investments	336,495	302,833
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	546,477	667,342
Proved developed and undeveloped oil and natural gas properties	2,852,748	3,392,146
Accumulated depletion	(1,893,294)	(1,657,165)
Oil and natural gas properties, net	1,505,931	2,402,323
Gas gathering assets	130,792	136,203
Accumulated depreciation and amortization	(32,818)	(29,104)
Gas gathering assets, net	97,974	107,099
Office, field and other equipment, net	22,422	42,384
Deferred financing costs, net	23,938	29,622
Derivative financial instruments	8,391	11,034
Goodwill	218,256	218,256
Other assets	28	28
Total assets	$2,590,064	$3,791,587

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2012	December 31, 2011
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$96,888	$117,968
Revenues and royalties payable	118,027	148,926
Accrued interest payable	3,233	17,973
Current portion of asset retirement obligations	732	732
Income taxes payable	—	—
Derivative financial instruments	2,948	1,800
Total current liabilities	221,828	287,399
Long-term debt	1,848,678	1,887,828
Deferred income taxes	—	—
Derivative financial instruments	34,542	—
Asset retirement obligations and other long-term liabilities	61,093	58,028
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 authorized shares; none issued and outstanding	—	—
Common stock, $0.001 par value; 350,000,000 authorized shares; 217,154,647 shares issued and 216,615,426 shares outstanding at September 30, 2012; 217,245,504 shares issued and 216,706,283 shares outstanding at December 31, 2011	215	215
Additional paid-in capital	3,196,871	3,181,063
Accumulated deficit	(2,765,684)	(1,615,467)
Treasury stock, at cost; 539,221 shares at September 30, 2012 and December 31, 2011	(7,479)	(7,479)
Total shareholders’ equity	423,923	1,558,332
Total liabilities and shareholders’ equity	$2,590,064	$3,791,587

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Revenues:
Oil and natural gas	$141,621	$207,274	$394,447	$575,330
Costs and expenses:
Oil and natural gas operating costs	17,425	21,101	59,084	60,843
Production and ad valorem taxes	6,689	6,653	20,671	18,700
Gathering and transportation	25,847	22,279	78,183	59,069
Depreciation, depletion and amortization	70,589	100,491	247,508	253,833
Write-down of oil and natural gas properties	318,044	—	1,022,709	—
Accretion of discount on asset retirement obligations	985	938	2,896	2,728
General and administrative	22,052	29,875	62,194	76,435
Other operating items	1,011	21,045	9,346	25,171
Total costs and expenses	462,642	202,382	1,502,591	496,779
Operating income (loss)	(321,021)	4,892	(1,108,144)	78,551
Other income (expense):
Interest expense	(17,935)	(15,090)	(55,068)	(43,585)
Gain (loss) on derivative financial instruments	(20,261)	84,284	18,346	130,978
Other income	149	193	589	555
Equity income	12,894	10,666	20,021	22,749
Total other income (expense)	(25,153)	80,053	(16,112)	110,697
Income (loss) before income taxes	(346,174)	84,945	(1,124,256)	189,248
Income tax expense	—	—	—	—
Net income (loss)	$(346,174)	$84,945	$(1,124,256)	$189,248
Earnings (loss) per common share:
Basic:
Net income (loss)	$(1.62)	$0.40	$(5.25)	$0.89
Weighted average common shares outstanding	214,301	214,068	214,204	213,831
Diluted:
Net income (loss)	$(1.62)	$0.39	$(5.25)	$0.87
Weighted average common and common equivalent shares outstanding	214,301	216,314	214,204	217,167

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Operating Activities:
Net income (loss)	$(1,124,256)	$189,248
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	247,508	253,833
Share-based compensation expense	8,072	7,537
Accretion of discount on asset retirement obligations	2,896	2,728
Write-down of oil and natural gas properties and other impairment losses on long-lived assets	1,022,709	6,800
Income from equity investments	(20,021)	(22,749)
Non-cash change in fair value of derivatives	144,339	(47,888)
Deferred income taxes	—	—
Amortization of deferred financing costs and discount on the 2018 Notes	8,111	6,318
(Gain) loss on divestitures and sale of other assets	1,103	(1,071)
Effect of changes in:
Accounts receivable	133,537	(82,803)
Other current assets	6,019	(6,397)
Accounts payable and other current liabilities	(15,240)	49,778
Net cash provided by operating activities	414,777	355,334
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(409,616)	(754,493)
Property acquisitions	(2,748)	(737,357)
Equity method investments	(12,997)	(13,969)
Proceeds from disposition of property and equipment	22,640	428,332
Restricted cash	88,619	44,378
Net changes in advances (to) from Appalachia JV	6,849	3,306
Distributions from equity method investments	—	125,000
Deposit on acquisitions	—	464,151
Other	—	(5,750)
Net cash used in investing activities	(307,253)	(446,402)
Financing Activities:
Borrowings under the EXCO Resources Credit Agreement	53,000	521,000
Repayments under the EXCO Resources Credit Agreement	(93,000)	(397,500)
Proceeds from issuance of common stock	1,397	11,776
Payment of common stock dividends	(25,740)	(25,673)
Deferred financing costs and other	(1,625)	(6,346)
Net cash provided by (used in) financing activities	(65,968)	103,257
Net increase in cash	41,556	12,189
Cash at beginning of period	31,997	44,229
Cash at end of period	$73,553	$56,418
Supplemental Cash Flow Information:
Cash interest payments	$78,447	$70,758
Income tax payments	$—	$1,458
Supplemental non-cash investing and financing activities:
Capitalized share-based compensation	$5,778	$4,309
Capitalized interest	$18,492	$23,155
Issuance of common stock for director services	$561	$50
Accrued restricted stock dividends	$221	$—
See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2010	213,736	$214	(539)	$(7,479)	$3,151,513	$(1,603,696)	$1,540,552
Issuance of common stock	908	1			11,825		11,826
Share-based compensation					11,846		11,846
Restricted stock issued, net of cancellations	667	—					—
Common stock dividends						(25,673)	(25,673)
Net income						189,248	189,248
Balance at September 30, 2011	215,311	$215	(539)	$(7,479)	$3,175,184	$(1,440,121)	$1,727,799

Balance at December 31, 2011	217,245	$215	(539)	$(7,479)	$3,181,063	$(1,615,467)	$1,558,332
Issuance of common stock	191	—			1,958		1,958
Share-based compensation					13,850		13,850
Restricted stock cancellations	(281)	—					—
Common stock dividends						(25,961)	(25,961)
Net loss						(1,124,256)	(1,124,256)
Balance at September 30, 2012	217,155	$215	(539)	$(7,479)	$3,196,871	$(2,765,684)	$423,923

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
A joint venture with BG Group covering our shallow producing assets and Marcellus shale acreage in the Appalachia region, or the Appalachia JV. EXCO and BG Group each own an undivided 50% interest in the Appalachia JV and a 49.75% working interest in the joint venture's properties. The remaining 0.5% working interest is owned by a jointly owned operating entity, or OPCO, that manages the Appalachia JV operations. Under the terms of the joint development agreement, BG Group agreed to fund 75% of our share of deep drilling and completion costs within our joint venture area up to a total of $150.0 million, or the Appalachia Carry. As of September 30, 2012, the remaining balance of the Appalachia Carry was approximately $5.2 million. We use the equity method to account for our investment in OPCO and proportionally consolidate our 49.75% interest in the Appalachia JV.

•	Appalachia Midstream JV
A joint venture with BG Group in which we each own a 50% interest in a midstream company, or the Appalachia Midstream JV, which will develop infrastructure and provide take-away capacity in the Marcellus shale. We use the equity method to account for our 50% investment in the Appalachia Midstream JV.
Our acquisition strategy for the past several years has been focused on the shale resources and consisted primarily of undeveloped acreage acquisitions. Our operations in the DeSoto Parish area of the Haynesville shale, or DeSoto Parish, are in the manufacturing phase and we have substantially completed our drilling activities to hold our acreage positions in Shelby, Nacogdoches and San Augustine Counties in East Texas, or the Shelby Area. Our Marcellus shale areas of interest have been identified and we have begun a development program in Northeast Pennsylvania and initiated an appraisal program in Central Pennsylvania. While we expect to continue to evaluate acquisition opportunities in our Haynesville/Bossier and Marcellus shale areas, we have also deployed our business development and technical staff to evaluate opportunities in new areas and additional joint venture opportunities in both existing and new areas. We are also evaluating certain divestitures to provide financial flexibility.
The accompanying Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and 2011 are for EXCO and its subsidiaries. The condensed consolidated financial statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States, or GAAP.
We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and in the opinion of management, such financial statements reflect all adjustments necessary to present fairly the consolidated financial position of EXCO at September 30, 2012 and its results of operations and cash flows for the periods presented. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012.
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

3.	Asset retirement obligations
The following is a reconciliation of our asset retirement obligations for the nine months ended September 30, 2012:

(in thousands)
Asset retirement obligations at January 1, 2012	$58,088
Activity during the nine months ended September 30, 2012:
Liabilities incurred during the period	803
Liabilities settled during the period	(338)
Adjustment to liability due to sales	(94)
Accretion of discount	2,896
Asset retirement obligations at September 30, 2012	61,355
Less current portion	732
Long-term portion	$60,623
Our asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. We have no assets that are legally restricted for purposes of settling asset retirement obligations.

4.	Oil and natural gas properties
The accounting for, and disclosure of, oil and natural gas producing activities require that we choose between two GAAP alternatives; the full cost method or the successful efforts method. We use the full cost method of accounting, which involves capitalizing all intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and natural gas properties, properties under development, and major development projects, collectively totaled $546.5 million and $667.3 million as of September 30, 2012 and December 31, 2011, respectively, and are not subject to depletion. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no Proved Reserves are attributable to such costs. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. We have impaired approximately $11.7 million of undeveloped properties during the first nine months of 2012.
When we acquire significant amounts of undeveloped acreage, we capitalize interest on the acquisition costs in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Subtopic 835-20, Capitalization of Interest. We capitalize interest upon identification and development of shale resource opportunities in the Haynesville and Marcellus areas. When the unproved property costs are moved to proved developed and undeveloped oil and natural gas properties, or the properties are sold, we cease capitalizing interest.
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
Pursuant to Rule 4-10(c)(4) of Regulation S-X, at the end of each quarterly period, companies that use the full cost method of accounting for their oil and natural gas properties must compute a limitation on capitalized costs, or ceiling test. The ceiling test involves comparing the net book value of the full cost pool, after taxes, to the full cost ceiling limitation defined below. In the event the full cost ceiling is less than the full cost pool, we must record a ceiling test write-down of our oil and natural gas properties to the value of the full cost ceiling. The full cost ceiling limitation is computed as the sum of the present value of estimated future net revenues from our Proved Reserves by applying average price as prescribed by the SEC Release No. 33-8995, less estimated future expenditures (based on current costs) to develop and produce the Proved Reserves, discounted at 10%, plus the cost of properties not being amortized and the lower of cost or estimated fair value of unproved properties included in the costs being amortized, net of income tax effects.
The ceiling test is computed using the simple average spot price for the trailing twelve month period using the first day of each month. For the period ended September 30, 2012, the trailing twelve month reference price was $94.97 per Bbl for the West Texas Intermediate oil at Cushing, Oklahoma, $49.62 per Bbl for natural gas liquids based on a percentage of the NYMEX oil price, and $2.83 per Mmbtu for natural gas at Henry Hub. Each of the reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. Under full cost accounting rules, any ceiling test write-downs of oil and natural gas properties may not be reversed in subsequent periods. Since we do not designate our derivative financial instruments as hedges, we are not allowed to use the impacts of the derivative financial instruments in our ceiling test computations. As a result, decreases in commodity prices which contribute to ceiling test write-downs may be offset by mark-to-market gains which are not reflected in our ceiling test results. For the three and nine months ended September 30, 2012, we recognized a pre-tax ceiling test write-down of $318.0 million and $1,022.7 million, respectively, to our proved oil and natural gas properties. There were no ceiling test write-downs for the three and nine months ended September 30, 2011.
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
We account for earnings per share in accordance with FASB ASC Subtopic 260-10, Earnings Per Share, or ASC 260-10. ASC 260-10 requires companies to present two calculations of earnings per share: basic and diluted. Basic earnings per share for the three and nine months ended September 30, 2012 and 2011 equals the net income divided by the weighted average common shares outstanding during the periods. Weighted average common shares outstanding is equal to the weighted average of all shares outstanding for the period, excluding restricted stock awards. Diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011 are computed in the same manner as basic earnings per share after assuming the issuance of common stock for all potentially dilutive common stock equivalents, which include both stock options and restricted stock awards, whether exercisable or not. The computation of diluted earnings per share excluded 17,105,207 and 8,078,427 antidilutive common share equivalents for the three months ended September 30, 2012 and 2011, respectively, and 17,631,927 and 2,918,419 antidilutive common stock equivalents for the nine months ended September 30, 2012 and 2011, respectively.

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Basic net income per common share:
Net income (loss)	$(346,174)	$84,945	$(1,124,256)	$189,248
Weighted average common shares outstanding	214,301	214,068	214,204	213,831
Net income (loss) per basic common share	$(1.62)	$0.40	$(5.25)	$0.89
Diluted net income per common share:
Net income (loss)	$(346,174)	$84,945	$(1,124,256)	$189,248
Weighted average common shares outstanding	214,301	214,068	214,204	213,831
Dilutive effect of:
Stock options	—	2,246	—	3,336
Restricted shares	—	—	—	—
Weighted average common and common equivalent shares outstanding	214,301	216,314	214,204	217,167
Net income (loss) per diluted common share	$(1.62)	$0.39	$(5.25)	$0.87

6.	Derivative financial instruments
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
Fair Value of Derivative Financial Instruments

(in thousands)	Balance Sheet location	September 30, 2012	December 31, 2011
Commodity contracts	Derivative financial instruments - Current assets	$57,997	$164,002
Commodity contracts	Derivative financial instruments - Long-term assets	8,391	11,034
Commodity contracts	Derivative financial instruments - Current liabilities	(2,948)	(1,800)
Commodity contracts	Derivative financial instruments - Long-term liabilities	(34,542)	—
Net derivatives		$28,898	$173,236
Effect of Derivative Financial Instruments

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Statements of Operations location	2012	2011	2012	2011
Commodity contracts (1)	Gain (loss) on derivative financial instruments	$(20,261)	$84,284	$18,346	$130,978

(1)
Included in these amounts are net cash receipts of $50,725 and $32,938 for the three months ended September 30, 2012 and 2011, respectively, and net cash receipts of $162,685 and $83,090 for the nine months ended September 30, 2012 and 2011, respectively.

Settlements in the normal course of maturities of our derivative financial instrument contracts result in cash receipts from, or cash disbursements to, our derivative contract counterparties. Changes in the fair value of our derivative financial instrument contracts are included in income with a corresponding increase or decrease in the Condensed Consolidated Balance Sheet fair value amounts. Unrealized fair value adjustments included in Gain (loss) on derivative financial instruments on the Condensed Consolidated Statement of Operations, which do not impact cash flows, were losses of $71.0 million and gains of $51.3 million for the three months ended September 30, 2012 and 2011, respectively, and losses of $144.3 million for the nine months ended September 30, 2012 and gains of $47.9 million for the nine months ended September 30, 2011.
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
The following table presents the volumes and fair value of our oil and natural gas derivative financial instruments as of September 30, 2012:

(in thousands, except prices)	Volume Mmbtus/Bbls	Weighted average strike price per Mmbtu/Bbl	Fair value at September 30, 2012
Natural gas:
Swaps:
Remainder of 2012	20,240	$5.27	$39,178
2013	32,850	4.46	19,843
2014	27,375	4.25	1,828
2015	23,725	4.29	(1,794)
Calls:
Remainder of 2012	—	—	—
2013	20,075	4.29	(4,406)
2014	20,075	4.29	(9,391)
2015	20,075	4.29	(13,281)
Total natural gas	164,415		$31,977
Oil:
Swaps:
Remainder of 2012	138	$98.05	$721
2013	365	99.96	2,238
2014	—	—	—
2015	—	—	—
Calls:
Remainder of 2012	—	—	—
2013	—	—	—
2014	365	100.00	(2,985)
2015	365	100.00	(3,053)
Total oil	1,233		$(3,079)
Total oil and natural gas derivatives			$28,898
At December 31, 2011, we had outstanding derivative contracts to mitigate price volatility covering 85,995 Mmcf of natural gas and 275 Mbbls of oil. At September 30, 2012, the average forward NYMEX oil prices per Bbl for the remainder of 2012 and calendar years 2013, 2014 and 2015 were $92.72 and $93.70, $91.49 and $89.12, respectively, and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2012 and calendar years 2013, 2014 and 2015 were $3.32 and $3.84, $4.18 and $4.37, respectively.
Our derivative financial instruments covered approximately 44.7% and 63.7% of production volumes for the three months ended September 30, 2012 and 2011, respectively, and approximately 42.8% and 57.6% of production volumes for the nine months ended September 30, 2012 and 2011, respectively.

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
Fair value of derivative financial instruments
The following table presents a summary of the estimated fair value of our derivative financial instruments as of September 30, 2012 and December 31, 2011. During the nine months ended September 30, 2012, there were no changes in the fair value level classifications.

	September 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$28,898	$—	$28,898
	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$173,236	$—	$173,236
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
Natural gas derivatives. Our natural gas derivatives are swap and call option contracts for notional Mmbtus of gas at posted price indexes, including NYMEX Henry Hub (HH) swap and call option contracts. The asset and liability values attributable to our natural gas derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH for natural gas swaps, and (iii) the applicable credit-adjusted risk-free rate curve, as described above and (iv) the implied rate of volatility inherent in the call option contracts. The implied rates of volatility were determined based on average NYMEX Henry Hub natural gas prices.
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
The estimated fair value of our 7.5% senior unsecured notes due September 15, 2018, or the 2018 Notes, for the periods ended September 30, 2012 and December 31, 2011 are presented below. The estimated fair value of the 2018 Notes has been calculated based on market quotes.

	September 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$702,750	$—	$—	$702,750
	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$705,000	$—	$—	$705,000

8.	Long-term debt
Our total debt is summarized as follows:

(in thousands)	September 30, 2012	December 31, 2011
EXCO Resources Credit Agreement	$1,107,500	$1,147,500
2018 Notes	750,000	750,000
Unamortized discount on 2018 Notes	(8,822)	(9,672)
Total debt	$1,848,678	$1,887,828
Terms and conditions of each of these debt obligations are discussed below.
EXCO Resources Credit Agreement
As of September 30, 2012, the EXCO Resources Credit Agreement had a borrowing base of $1.4 billion, with $1.1 billion of outstanding indebtedness and $285.4 million of available borrowing capacity. On September 30, 2012, the one month LIBOR was 0.2%, which would result in an interest rate of approximately 2.7%. The borrowing base is redetermined semi-annually, with us and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. On April 27, 2012, we entered into the Sixth Amendment to the EXCO Resources Credit Agreement in conjunction with the regular semi-annual redetermination of the borrowing base and established the borrowing base at $1.4 billion, with an interest grid of LIBOR plus 175 bps to 275 bps (or ABR plus 75 bps to 175 bps). Our consolidated funded debt to consolidated EBITDAX covenant, as defined in the agreement, increased to 4.5 to 1.0 from 4.0 to 1.0, effective at the end of any fiscal quarter ending on or after March 31, 2012. The Sixth Amendment also provided for asset sale procedures for sales of oil and natural gas properties or other material assets, including our interest in TGGT, whereby the proceeds from asset sales (over a minimum threshold) will be used to pay down the outstanding debt balance under the EXCO Resources Credit Agreement and will also reduce the borrowing base. The borrowing base reduction will be equal to the borrowing base value assigned to the assets sold (if any) plus cash proceeds in excess of the borrowing base value aggregating up to $200.0 million. We have not sold any assets that would reduce our borrowing base pursuant to the Sixth Amendment. The maturity date of the EXCO Resources Credit Agreement is April 1, 2016.
The majority of our subsidiaries are guarantors under the EXCO Resources Credit Agreement. The EXCO Resources Credit Agreement permits investments, loans and advances to the unrestricted subsidiaries related to our joint ventures with certain limitations, and allows us to repurchase up to $200.0 million of our common stock, of which $7.5 million have been repurchased as of September 30, 2012.
Borrowings under the EXCO Resources Credit Agreement are collateralized by first lien mortgages providing a security interest of not less than 80% of the Engineered Value, as defined in the agreement, in our oil and natural gas properties covered by the borrowing base. We are permitted to have derivative financial instruments covering no more than 100% of forecasted production from total Proved Reserves, as defined in the agreement, during the first two years of the forthcoming five-year period, 90% of the forecasted production for any month during the third year of the forthcoming five-year period and 85% of the forecasted production from total Proved Reserves during the fourth and fifth year of the forthcoming five-year period.
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
As of September 30, 2012, we were in compliance with the financial covenants contained in the EXCO Resources Credit Agreement, which require that we:

•	maintain a consolidated current ratio (as defined in the EXCO Resources Credit Agreement) of at least 1.0 to 1.0 as of the end of any fiscal quarter; and

•
not permit our ratio of consolidated funded indebtedness to consolidated EBITDAX (as defined in the EXCO Resources Credit Agreement) to be greater than 4.5 to 1.0 at the end of any fiscal quarter ending on or after March 31, 2012.

While we believe our existing capital resources, including our cash flow from operations and borrowing capacity under the EXCO Resources Credit Agreement is sufficient to conduct our operations through 2013, there are certain risks arising from further declines in natural gas prices and production volumes that could impact our ability to meet debt covenants in future periods. In particular, our consolidated funded indebtedness to consolidated EBITDAX, as defined in the EXCO Resources Credit Agreement, is computed using the trailing twelve month EBITDAX. As a result, our ability to maintain compliance with this covenant may be negatively impacted when oil and/or natural gas prices decline for an extended period of time.
In addition to the covenants in the EXCO Resources Credit Agreement, the indenture governing our 2018 Notes contains a debt incurrence test on secured borrowings based on the greater of (i) $1.2 billion, subject to certain permanent reductions, or (ii) 75% of adjusted consolidated net tangible assets, or ACNTA, as defined in the indenture. A significant component of the ACNTA valuation is based on the PV-10 value of our Proved Reserves, computed using SEC pricing as of the beginning of each year. On January 1, 2012, the ACTNA limitation was $2.1 billion. We expect our January 1, 2013 ACNTA limitation to be reduced to the $1.2 billion limitation due to the significant decreases in 2012 natural gas prices used for SEC pricing. While ACNTA limits our ability to incur secured indebtedness, we are not prevented from incurring unsecured financing under the indenture.
In response to the declines in natural gas prices, we have reduced our drilling plans and we expect our production volumes will decrease during the remainder of 2012 and into 2013, and we have reduced operating and administrative expenses. The 2013 volumes of natural gas currently covered by derivative financial instruments are less than the volumes covered in 2012. We may enter into additional derivative financial instrument transactions as opportunities arise. The combination of a lower borrowing base, lower production volumes and reduced percentages of volumes covered by derivative financial instruments may result in our seeking alternative financing arrangements, further reducing costs or selling assets.
2018 Notes
The 2018 Notes are guaranteed on a senior unsecured basis by a majority of EXCO’s subsidiaries, with the exception of certain non-guarantor subsidiaries and our jointly-held equity investments with BG Group. Our equity investments with BG Group, other than OPCO, have been designated as unrestricted subsidiaries under the indenture governing the 2018 Notes.
As of September 30, 2012, $750.0 million in principal was outstanding on the 2018 Notes. The unamortized discount on the 2018 Notes at September 30, 2012 was $8.8 million. The estimated fair value of the 2018 Notes, based on quoted market prices, was $702.8 million on September 30, 2012.
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
On September 4, 2012, our board of directors approved a cash dividend of $0.04 per share for the third quarter of 2012. The total cash dividend was $8.6 million, of which $8.6 million was paid on September 28, 2012 to holders of record on September 14, 2012 and $62,000 was accrued to be paid to restricted shareholders when their shares vest. Total dividends paid to our shareholders for the nine months ended September 30, 2012 were $26.0 million, of which $0.2 million will be paid to restricted shareholders when those shares vest.
Any future declaration of dividends, as well as the establishment of record and payment dates, is subject to limitations under the EXCO Resources Credit Agreement, the indenture governing the 2018 Notes and the approval of our board of directors.

10.	Income taxes
We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. We have accumulated financial deferred tax assets primarily due to ceiling test write-downs to the carrying value of our oil and natural gas properties that are subject to valuation allowances. Also, we have tax net operating losses as a result of our drilling programs. For the three and nine months ended September 30, 2012, we estimate that we generated $136.3 million and $439.2 million, respectively, of valuation allowance. As a result of cumulative financial operating losses, we have recognized net valuation allowances of approximately $814.8 million as of September 30, 2012. The valuation allowances will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized. The valuation allowance does not impact future utilization of the underlying tax attributes.

11.	Segment information
We follow FASB ASC Topic 280, Segment Reporting, or ASC 280, when reporting operating segments. Pursuant to ASC 280, our reportable segments consist of exploration and production and midstream. The exploration and production segment is responsible for acquisition, development and production of oil and natural gas. The midstream segment, which consists of TGGT and the Appalachia Midstream JV, is accounted for using the equity method and is responsible for purchasing, gathering, transporting and treating natural gas.
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
At the formation of TGGT on August 14, 2009, we determined that our midstream segment was no longer required due to the 50% reduction in the midstream segment’s profits and the application of equity method accounting. Due to the significant capital investments and growth within TGGT since its inception and the expected growth of the Appalachia Midstream JV, as of December 31, 2011, we designated our midstream equity investments as a reportable segment. As a result of the designation of the midstream segment, we have recast the three and nine months ended September 30, 2011 to reflect midstream as a segment. Our management evaluates TGGT’s and the Appalachia Midstream JV’s performance on a stand alone basis. The revenues and expenses used to compute the midstream’s segment profit represent TGGT’s and Appalachia Midstream’s results of operations without regard to our 50% ownership. Since we use the equity method of accounting for TGGT, we eliminate these revenues and expenses when reconciling to our consolidated results of operations and report our net share of midstream’s operations as equity income (loss). See “Note. 12—Equity investments” for additional details related to our equity investments, including our midstream segment.
Summarized financial information concerning our reportable segments is shown in the following table:

(in thousands)	Exploration and production	Midstream	Equity investee and intercompany eliminations	Consolidated total
For the three months ended September 30, 2012:
Third party revenues	$141,621	$64,716	$(64,716)	$141,621
Intersegment revenues	—	—	—	—
Total revenues	$141,621	$64,716	$(64,716)	$141,621
Segment profit	$91,660	$48,493	$(48,493)	$91,660
Equity income	$1,668	$11,226	$—	$12,894

For the three months ended September 30, 2011:
Third party revenues	$207,274	$64,180	$(64,180)	$207,274
Intersegment revenues	—	—	—	—
Total revenues	$207,274	$64,180	$(64,180)	$207,274
Segment profit	$157,241	$35,170	$(35,170)	$157,241
Equity income	$220	$10,446	$—	$10,666

For the nine months ended September 30, 2012:
Third party revenues	$394,447	$191,572	$(191,572)	$394,447
Intersegment revenues	—	—	—	—
Total revenues	$394,447	$191,572	$(191,572)	$394,447
Segment profit	$236,509	$139,971	$(139,971)	$236,509
Equity income (loss)	$(77)	$20,098	$—	$20,021

For the nine months ended September 30, 2011:
Third party revenues	$575,330	$179,820	$(179,820)	$575,330
Intersegment revenues	—	—	—	—
Total revenues	$575,330	$179,820	$(179,820)	$575,330
Segment profit	$436,718	$99,500	$(99,500)	$436,718
Equity income (loss)	$337	$22,412	$—	$22,749

As of September 30, 2012
Capital expenditures	$375,396	$113,577	$(113,577)	$375,396
Goodwill	$218,256	$—	$—	$218,256
Total assets	$2,590,064	$1,275,190	$(1,275,190)	$2,590,064

As of December 31, 2011
Capital expenditures	$1,001,206	$284,288	$(284,288)	$1,001,206
Goodwill	$218,256	$—	$—	$218,256
Total assets	$3,791,587	$1,255,977	$(1,255,977)	$3,791,587

The following table reconciles the segment profits reported above to income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Segment profits	$91,660	$157,241	$236,509	$436,718
Depreciation, depletion and amortization	(70,589)	(100,491)	(247,508)	(253,833)
Write-down of oil and natural gas properties	(318,044)	—	(1,022,709)	—
Accretion of discount on asset retirement obligations	(985)	(938)	(2,896)	(2,728)
General and administrative	(22,052)	(29,875)	(62,194)	(76,435)
Other operating items	(1,011)	(21,045)	(9,346)	(25,171)
Interest expense	(17,935)	(15,090)	(55,068)	(43,585)
Gain (loss) on derivative financial instruments	(20,261)	84,284	18,346	130,978
Other income	149	193	589	555
Equity income	12,894	10,666	20,021	22,749
Income (loss) before income taxes	$(346,174)	$84,945	$(1,124,256)	$189,248

12.	Equity investments
We hold equity investments in four entities with BG Group, which are described below. We use the equity method of accounting for each investment.

•
We have a 50% ownership in TGGT, which holds interests in midstream assets in East Texas and North Louisiana. In the first quarter of 2012, TGGT recorded an impairment of approximately $35.3 million of certain assets (approximately $17.7 million net to us) associated with the installation of temporary treating facilities in response to an incident at a TGGT amine treating facility in May 2011. After completion of an independent engineering study, the decision was made to activate the permanent facility affected by the incident since that facility had not sustained as much damage as was initially contemplated. The impairment primarily resulted from costs incurred related to temporary treating facilities that were not utilized or determined to have a shorter utilization period than originally anticipated. In addition, lower than expected throughput volumes at the facility as a result of reduced drilling contributed to the impairment. During the nine months ended September 30, 2012, EXCO and BG Group each contributed $0.6 million in assets to TGGT.

•
We own a 50% interest in OPCO, which operates the Appalachia JV properties, subject to oversight from a management board having equal representation from EXCO and BG Group. During the nine months ended September 30, 2012, EXCO and BG Group each contributed $13.0 million to OPCO, which is equal to OPCO’s 0.5% interest in any property acquisitions and the capital contributions for OPCO’s drilling, facilities and operating budget requirements.

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

(in thousands)	September 30, 2012	December 31, 2011
Assets
Total current assets	$153,390	$227,911
Property and equipment, net	1,231,150	1,173,642
Other assets	8,282	6,570
Total assets	$1,392,822	$1,408,123
Liabilities and members’ equity
Total current liabilities	$112,049	$256,794
Total long term liabilities	527,604	462,669
Members’ equity:
Total members' equity	753,169	688,660
Total liabilities and members’ equity	$1,392,822	$1,408,123

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Revenues
Oil and natural gas	$115	$130	$307	$386
Midstream	64,716	64,180	191,572	179,820
Total revenues	64,831	64,310	191,879	180,206
Costs and expenses:
Oil and natural gas production	60	17	176	21
Midstream operating	16,223	29,010	51,601	80,320
Write-down of oil and natural gas properties	—	—	1,230	—
Asset impairments, net of insurance recoveries	4,618	(4,282)	39,961	9,178
General and administrative	5,522	5,240	19,275	15,620
Depreciation, depletion, and amortization	11,314	7,511	29,676	21,022
Other expenses	2,212	6,021	12,432	10,243
Total costs and expenses	39,949	43,517	154,351	136,404
Income before income taxes	24,882	20,793	37,528	43,802
Income tax expense	31	399	299	1,118
Net income	$24,851	$20,394	$37,229	$42,684
EXCO’s share of equity income before amortization	$12,425	$10,197	$18,614	$21,342
Amortization of the difference in the historical basis of our contribution	$469	$469	$1,407	$1,407
EXCO’s share of equity income after amortization	$12,894	$10,666	$20,021	$22,749

(in thousands)	September 30, 2012	December 31, 2011
Equity investments	$336,495	$302,833
Basis adjustment (1)	45,755	45,755
Cumulative amortization of basis adjustment (2)	(5,665)	(4,258)
EXCO’s 50% interest in equity investments	$376,585	$344,330

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
TGGT provides us with gathering, treating and well connect services in the ordinary course of business. In addition, TGGT also purchases natural gas from us in certain areas. OPCO serves as the operator of our wells in the Appalachia JV. There are service agreements between us and TGGT and OPCO whereby we provide administrative and technical services for which we are reimbursed. For the three and nine months ended September 30, 2012 and 2011, these transactions included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
(in thousands)	TGGT	OPCO	TGGT	OPCO	TGGT	OPCO	TGGT	OPCO
Amounts paid:
Gathering, treating and well connect fees (1)	$58,027		$38,800		$166,851		$144,236
Advances to operator		$31,805		$14,423		$58,582		$38,084
Amounts received:
Natural gas purchases	3,390		8,227		12,115		24,451
General and administrative services	4,170	11,967	4,197	12,958	14,209	40,685	11,090	32,985
Purchase of gathering and other assets	—		—		—		3,422
Other	210		853		1,654		1,255
Total	$7,770	$11,967	$13,277	$12,958	$27,978	$40,685	$40,218	$32,985

(1)	Represents the gross billings from TGGT.

As of September 30, 2012 and December 31, 2011, the amounts owed under the service agreements were as follows:

	September 30, 2012		December 31, 2011
(in thousands)	TGGT	OPCO	TGGT	OPCO
Amounts due to EXCO	$2,493	$3,939	$8,236	$8,178
Amounts due from EXCO (1)	17,017	127	39,422	—

(1)
As OPCO is the operator of our wells in the Appalachia JV, we advance funds to OPCO on an as needed basis, which are included in Other current assets on our Condensed Consolidated Balance Sheets. Any amounts we owe are netted against the advance until the advances are utilized. If the advances are fully utilized, we record amounts owed in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets.

14.	Subsequent event

On October 30, 2012, our banking group approved the Seventh Amendment to the EXCO Resources Credit Agreement, which established our borrowing base at $1.3 billion and, among other things, removed the mandatory asset sale procedures contained in the Sixth Amendment. There were no changes to the interest grid or covenants.

15.	Condensed consolidating financial statements
As of September 30, 2012, the majority of EXCO’s subsidiaries are guarantors under the EXCO Resources Credit Agreement and the indenture governing the 2018 Notes. All of our non-guarantor subsidiaries are considered unrestricted subsidiaries under the indenture governing the 2018 Notes, with the exception of our equity investment in OPCO. As of and for the nine months ended September 30, 2012:

•	Our equity method investment in OPCO represented $15.3 million of equity method investments and contributed $0.1 million of equity method losses; and

•
Our interests in jointly held entities with BG Group, with the exception of OPCO, represented $321.2 million of equity method investments, or 12.4% of our total assets and contributed $20.1 million of equity method income.

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
EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
September 30, 2012

(in thousands)	Resources	Guarantor Subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$92,629	$(19,076)	$—	$—	$73,553
Restricted cash	—	67,306	—	—	67,306
Other current assets	73,858	161,912	—	—	235,770
Total current assets	166,487	210,142	—	—	376,629
Equity investments	—	—	336,495	—	336,495
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	11,624	534,853	—	—	546,477
Proved developed and undeveloped oil and natural gas properties	501,946	2,350,802	—	—	2,852,748
Accumulated depletion	(330,572)	(1,562,722)	—	—	(1,893,294)
Oil and natural gas properties, net	182,998	1,322,933	—	—	1,505,931
Gas gathering, office, field and other equipment, net	9,014	111,382	—	—	120,396
Investments in and advances to affiliates	(243,891)	—	—	243,891	—
Deferred financing costs, net	23,938	—	—	—	23,938
Derivative financial instruments	7,150	1,241	—	—	8,391
Goodwill	38,100	180,156	—	—	218,256
Other assets	1	27	—	—	28
Total assets	$183,797	$1,825,881	$336,495	$243,891	$2,590,064
Liabilities and shareholders' equity
Current liabilities	$31,286	$190,542	$—	$—	$221,828
Long-term debt	1,848,678	—	—	—	1,848,678
Deferred income taxes	—	—	—	—	—
Other long-term liabilities	42,667	52,968	—	—	95,635
Payable to parent	(2,162,757)	2,168,913	(6,156)	—	—
Total shareholders' equity	423,923	(586,542)	342,651	243,891	423,923
Total liabilities and shareholders' equity	$183,797	$1,825,881	$336,495	$243,891	$2,590,064
EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011

(in thousands)	Resources	Guarantor Subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$78,664	$(46,667)	$—	$—	$31,997
Restricted cash	—	155,925	—	—	155,925
Other current assets	177,709	312,377	—	—	490,086
Total current assets	256,373	421,635	—	—	678,008
Equity investments	—	—	302,833	—	302,833
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	15,942	651,400	—	—	667,342
Proved developed and undeveloped oil and natural gas properties	464,898	2,927,248	—	—	3,392,146
Accumulated depletion	(327,218)	(1,329,947)	—	—	(1,657,165)
Oil and natural gas properties, net	153,622	2,248,701	—	—	2,402,323
Gas gathering, office, field and other equipment, net	27,815	121,668	—	—	149,483
Investments in and advances to affiliates	869,387	—	—	(869,387)	—
Deferred financing costs, net	29,622	—	—	—	29,622
Derivative financial instruments	5,998	5,036	—	—	11,034
Goodwill	38,100	180,156	—	—	218,256
Other assets	3	25	—	—	28
Total assets	$1,380,920	$2,977,221	$302,833	$(869,387)	$3,791,587
Liabilities and shareholders' equity
Current liabilities	$39,395	$248,004	$—	$—	$287,399
Long-term debt	1,887,828	—	—	—	1,887,828
Deferred income taxes	—	—	—	—	—
Other long-term liabilities	7,740	50,288	—	—	58,028
Payable to parent	(2,112,375)	2,118,531	(6,156)	—	—
Total shareholders' equity	1,558,332	560,398	308,989	(869,387)	1,558,332
Total liabilities and shareholders' equity	$1,380,920	$2,977,221	$302,833	$(869,387)	$3,791,587

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended September 30, 2012

(in thousands)	Resources	Guarantor Subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$18,815	$122,806	$—	$—	$141,621
Costs and expenses:
Oil and natural gas production	4,856	19,258	—	—	24,114
Gathering and transportation	—	25,847	—	—	25,847
Depreciation, depletion and amortization	8,848	61,741	—	—	70,589
Write-down of oil and natural gas properties	—	318,044	—	—	318,044
Accretion of discount on asset retirement obligations	134	851	—	—	985
General and administrative	4,761	17,291	—	—	22,052
Other operating items	(182)	1,193	—	—	1,011
Total costs and expenses	18,417	444,225	—	—	462,642
Operating income (loss)	398	(321,419)	—	—	(321,021)
Other income (expense):
Interest expense	(17,935)	—	—	—	(17,935)
Loss on derivative financial instruments	(19,674)	(587)	—	—	(20,261)
Other income	78	71	—	—	149
Income from equity investments	—	—	12,894	—	12,894
Equity in earnings of subsidiaries	(309,041)	—	—	309,041	—
Total other income (expense)	(346,572)	(516)	12,894	309,041	(25,153)
Income (loss) before income taxes	(346,174)	(321,935)	12,894	309,041	(346,174)
Income tax expense	—	—	—	—	—
Net income (loss)	$(346,174)	$(321,935)	$12,894	$309,041	$(346,174)
EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended September 30, 2011

(in thousands)	Resources	Guarantor Subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$22,725	$184,549	$—	$—	$207,274
Costs and expenses:
Oil and natural gas production	4,987	22,767	—	—	27,754
Gathering and transportation	1	22,278	—	—	22,279
Depreciation, depletion and amortization	11,609	88,733	149	—	100,491
Accretion of discount on asset retirement obligations	113	825	—	—	938
General and administrative	10,059	19,816	—	—	29,875
Other operating items	15,753	5,568	(276)	—	21,045
Total costs and expenses	42,522	159,987	(127)	—	202,382
Operating income (loss)	(19,797)	24,562	127	—	4,892
Other income (expense):
Interest expense	(15,089)	(1)	—	—	(15,090)
Gain on derivative financial instruments	74,063	10,221	—	—	84,284
Other income	77	116	—	—	193
Income from equity investments	—	—	10,666	—	10,666
Equity in earnings of subsidiaries	45,691	—	—	(45,691)	—
Total other income (expense)	104,742	10,336	10,666	(45,691)	80,053
Income (loss) before income taxes	84,945	34,898	10,793	(45,691)	84,945
Income tax expense	—	—	—	—	—
Net income (loss)	$84,945	$34,898	$10,793	$(45,691)	$84,945
EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the nine months ended September 30, 2012

(in thousands)	Resources	Guarantor Subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$61,079	$333,368	$—	$—	$394,447
Costs and expenses:
Oil and natural gas production	14,735	65,020	—	—	79,755
Gathering and transportation	—	78,183	—	—	78,183
Depreciation, depletion and amortization	8,376	239,132	—	—	247,508
Write-down of oil and natural gas properties	—	1,022,709	—	—	1,022,709
Accretion of discount on asset retirement obligations	390	2,506	—	—	2,896
General and administrative	9,330	52,864	—	—	62,194
Other operating items	(163)	9,509	—	—	9,346
Total costs and expenses	32,668	1,469,923	—	—	1,502,591
Operating income (loss)	28,411	(1,136,555)	—	—	(1,108,144)
Other income (expense):
Interest expense	(55,065)	(3)	—	—	(55,068)
Gain on derivative financial instruments	15,505	2,841	—	—	18,346
Other income	171	418	—	—	589
Income from equity investments	—	—	20,021	—	20,021
Equity in earnings of subsidiaries	(1,113,278)	—	—	1,113,278	—
Total other income (expense)	(1,152,667)	3,256	20,021	1,113,278	(16,112)
Income (loss) before income taxes	(1,124,256)	(1,133,299)	20,021	1,113,278	(1,124,256)
Income tax expense	—	—	—	—	—
Net income (loss)	$(1,124,256)	$(1,133,299)	$20,021	$1,113,278	$(1,124,256)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the nine months ended September 30, 2011

(in thousands)	Resources	Guarantor Subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$70,115	$505,215	$—	$—	$575,330
Costs and expenses:
Oil and natural gas production	14,334	65,209	—	—	79,543
Gathering and transportation	1	59,068	—	—	59,069
Depreciation, depletion and amortization	25,379	227,501	953	—	253,833
Accretion of discount on asset retirement obligations	321	2,407	—	—	2,728
General and administrative	19,375	57,061	(1)	—	76,435
Other operating items	20,355	6,098	(1,282)	—	25,171
Total costs and expenses	79,765	417,344	(330)	—	496,779
Operating income (loss)	(9,650)	87,871	330	—	78,551
Other income (expense):
Interest expense	(42,326)	(1,259)	—	—	(43,585)
Gain on derivative financial instruments	113,670	17,308	—	—	130,978
Other income	262	293	—	—	555
Income from equity investments	—	—	22,749	—	22,749
Equity in earnings of subsidiaries	127,292	—	—	(127,292)	—
Total other income (expense)	198,898	16,342	22,749	(127,292)	110,697
Income (loss) before income taxes	189,248	104,213	23,079	(127,292)	189,248
Income tax expense	—	—	—	—	—
Net income (loss)	$189,248	$104,213	$23,079	$(127,292)	$189,248

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the nine months ended September 30, 2012

(in thousands)	Resources	Guarantor Subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$143,678	$271,099	$—	$—	$414,777
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(29,772)	(382,592)	—	—	(412,364)
Restricted cash	—	88,619	—	—	88,619
Equity method investments	—	(12,997)	—	—	(12,997)
Proceeds from disposition of property and equipment	15,390	7,250	—	—	22,640
Distributions from equity method investments	—	—	—	—	—
Deposit on acquisitions	—	—	—	—	—
Net changes in advances (to) from Appalachia JV	—	6,849	—	—	6,849
Advances/investments with affiliates	(49,363)	49,363	—	—	—
Other	—	—	—	—	—
Net cash used in investing activities	(63,745)	(243,508)	—	—	(307,253)
Financing Activities:
Borrowings under the EXCO Resources Credit Agreement	53,000	—	—	—	53,000
Repayments under the EXCO Resources Credit Agreement	(93,000)	—	—	—	(93,000)
Proceeds from issuance of common stock	1,397	—	—	—	1,397
Payment of common stock dividends	(25,740)	—	—	—	(25,740)
Deferred financing costs and other	(1,625)	—	—	—	(1,625)
Net cash used in financing activities	(65,968)	—	—	—	(65,968)
Net increase (decrease) in cash	13,965	27,591	—	—	41,556
Cash at beginning of period	78,664	(46,667)	—	—	31,997
Cash at end of period	$92,629	$(19,076)	$—	$—	$73,553
EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the nine months ended September 30, 2011

(in thousands)	Resources	Guarantor Subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$61,069	$293,094	$1,171	$—	$355,334
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(51,201)	(1,436,396)	(4,253)	—	(1,491,850)
Restricted cash	—	44,378	—	—	44,378
Equity method investments	—	(13,969)	—	—	(13,969)
Proceeds from disposition of property and equipment	3,128	425,204	—	—	428,332
Distributions from equity method investments	—	125,000	—	—	125,000
Deposit on acquisitions	—	464,151	—	—	464,151
Net changes in advances (to) from Appalachia JV	—	3,306	—	—	3,306
Advances/investments with affiliates	(113,717)	110,635	3,082	—	—
Other	—	(5,750)	—	—	(5,750)
Net cash used in investing activities	(161,790)	(283,441)	(1,171)	—	(446,402)
Financing Activities:
Borrowings under the EXCO Resources Credit Agreement	521,000	—	—	—	521,000
Repayments under the EXCO Resources Credit Agreement	(397,500)	—	—	—	(397,500)
Proceeds from issuance of common stock	11,776	—	—	—	11,776
Payment of common stock dividends	(25,673)	—	—	—	(25,673)
Deferred financing costs and other	(6,346)	—	—	—	(6,346)
Net cash provided by financing activities	103,257	—	—	—	103,257
Net increase (decrease) in cash	2,536	9,653	—	—	12,189
Cash at beginning of period	76,763	(32,534)	—	—	44,229
Cash at end of period	$79,299	$(22,881)	$—	$—	$56,418

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of results of operations or our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise any forward-looking statements, except as required by applicable securities laws. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Quarterly Report on Form 10-Q, including, but not limited to:

•	fluctuations in prices of oil, natural gas and natural gas liquids;

•	non-cash ceiling test write-downs due to declines in natural gas prices;

•	production declines, particularly from our horizontal shale wells;

•	imports, exports and inventories of oil and natural gas, including liquefied natural gas;

•	future capital requirements and availability of financing;

•	disruption of credit and capital markets and the ability of financial institutions to honor their commitments;

•	estimates of reserves and economic assumptions;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	exploratory risks, including risks related to our Marcellus shale play in Appalachia and the Haynesville and Bossier shale plays in East Texas/North Louisiana;

•	risks associated with the operation of natural gas pipelines, gathering systems and treating facilities;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	cash flow and liquidity;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	marketing of oil and natural gas;

•	developments in oil-producing and natural gas-producing countries;

•	title to our properties;

•	litigation;

•	competition;

•	general economic conditions, including costs associated with drilling and operations of our properties;

•
environmental or other governmental regulations, including legislation to reduce greenhouse gas emissions, legislation of derivative financial instruments, regulation of hydraulic fracture stimulation and elimination of income tax incentives available to our industry;

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
We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. You are cautioned to not place undue reliance on a forward-looking statement. When considering our forward-looking statements, keep in mind the cautionary statements in this Quarterly Report on Form 10-Q, and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission, or the SEC, on February 27, 2012.
Our revenues, operating results and financial condition substantially depend on prevailing prices for oil and natural gas and the availability of capital from the EXCO Resources Credit Agreement. Declines in oil or natural gas prices may have a material adverse effect on our financial condition, liquidity, results of operations, the amount of oil or natural gas that we can produce economically and the ability to fund our operations. Historically, oil and natural gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.
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
A joint venture with BG Group covering our shallow producing assets and Marcellus shale acreage in the Appalachia region, or the Appalachia JV. EXCO and BG Group each own an undivided 50% interest in the Appalachia JV and a 49.75% working interest in the joint venture's properties. The remaining 0.5% working interest is owned by a jointly owned operating entity, or OPCO, that manages the Appalachia JV operations. Under the terms of the joint development agreement, BG Group agreed to fund 75% of our share of deep drilling and completion costs within our joint venture area up to a total of $150.0 million, or the Appalachia Carry. As of September 30, 2012, the remaining balance of the Appalachia Carry was approximately $5.2 million. We use the equity method to account for our investment in OPCO and proportionally consolidate our 49.75% interest in the Appalachia JV.

•	Appalachia Midstream JV
A joint venture with BG Group in which we each own a 50% interest in a midstream company, or the Appalachia Midstream JV, which will develop infrastructure and provide take-away capacity in the Marcellus shale. We use the equity method to account for our 50% investment in the Appalachia Midstream JV.

Our acquisition strategy for the past several years has been focused on the shale resources and consisted primarily of undeveloped acreage acquisitions. Our operations in the DeSoto Parish area of the Haynesville shale, or DeSoto Parish, are in the manufacturing phase and we have substantially completed our drilling activities to hold our acreage positions in Shelby, Nacogdoches and San Augustine Counties in East Texas, or the Shelby Area. Our Marcellus shale areas of interest have been identified and we have begun a development program in Northeast Pennsylvania and initiated an appraisal program in Central Pennsylvania. While we expect to continue to evaluate acquisition opportunities in our Haynesville/Bossier and Marcellus shale areas, we have also deployed our business development and technical staff to evaluate opportunities in new areas, along with seeking out joint venture opportunities in both existing and new areas. We are also evaluating certain divestitures to provide financial flexibility.
Our plans for 2012 emphasize cost containment of operating and administrative expenses and reduction of drilling costs in response to a low natural gas price environment. In February 2012, we reduced our expected capital expenditure budget by 33.8% and we continue to evaluate the feasibility and pace of drilling projects. We have reduced our operated drilling rigs in the Haynesville/Bossier shale from 22 during the fourth quarter of 2011 to five in October 2012. In the Marcellus shale, we expect to operate one drilling rig during the remainder of 2012 compared to an original drilling program of five rigs in 2012. Our forecasted capital expenditures for 2012 presently total $470.0 million, of which $384.0 million is allocated to our East Texas/North Louisiana and Appalachia regions. In East Texas and North Louisiana, our capital expenditures for the East Texas/North Louisiana JV are expected to total $286.0 million in 2012. During the first nine months of 2012, we spent $247.2 million in East Texas/North Louisiana, $242.7 million of which was in the area of mutual interest with BG Group, or the East Texas/North Louisiana AMI. In Appalachia, our share of planned capital expenditures for the Appalachia JV in 2012 are expected to total $92.0 million, which excludes $54.6 million of the Appalachia Carry. During the first nine months of 2012, we spent $64.6 million in Appalachia, which reflects the favorable impact from the Appalachia Carry. As of September 30, 2012, the remaining balance of the Appalachia Carry was approximately $5.2 million. We continue to operate one drilling rig in our Permian area.
For 2012, TGGT’s capital expenditure budget totals approximately $132.0 million, of which approximately $107.8 million was spent in the first nine months of 2012 primarily focusing on completing treating facilities in DeSoto Parish and the Shelby Area and completing pipeline infrastructure, particularly in the Shelby Area. TGGT's management believes cash flows from operations and borrowing capacity under its credit agreement will be sufficient to fund its 2012 capital expenditure programs.
We do not expect to make significant capital contributions during the remainder of 2012 to our Appalachia Midstream JV as much of our Northeast Pennsylvania development drilling program utilizes an existing third party gathering system.
In the second quarter of 2012, we began reporting our natural gas liquids production in our Permian division separately from our natural gas production. We have recast prior periods to conform to this presentation.
Like all oil and natural gas exploration and production companies, we face the challenge of natural production declines. Oil and natural gas production from a given well naturally decreases over time. We attempt to offset the impact of this natural decline by drilling to identify and develop additional reserves and adding additional reserves through acquisitions. As a result of our reduced drilling programs in response to low natural gas prices, we expect our production volumes to decline in 2013.
Critical accounting policies
We consider accounting policies related to our estimates of Proved Reserves, accounting for derivatives, business combinations, share-based payments, accounting for oil and natural gas properties, goodwill, revenue recognition and gas imbalances, deferred abandonment on asset retirement obligations and accounting for income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012.
Our results of operations
A summary of key financial data for the three and nine months ended September 30, 2012 and 2011 related to our results of operations is presented below:

	Three Months Ended September 30,		Quarter to quarter change	Nine Months Ended September 30,		Period to period change
(dollars in thousands, except per unit prices)	2012	2011		2012	2011
Production:
Oil (Mbbls)	170	182	(12)	544	553	(9)
Natural gas liquids (Mbbls)	129	131	(2)	382	379	3
Natural gas (Mmcf)	45,330	48,178	(2,848)	140,484	127,395	13,089
Total production (Mmcfe) (1)	47,124	50,056	(2,932)	146,040	132,987	13,053
Average daily production (Mmcfe)	512	544	(32)	533	487	46
Revenues before derivative financial instrument activities:
Oil	$14,768	$15,596	$(828)	$49,139	$50,618	$(1,479)
Natural gas liquids	4,984	7,851	(2,867)	16,697	21,958	(5,261)
Natural gas	121,869	183,827	(61,958)	328,611	502,754	(174,143)
Total revenue	$141,621	$207,274	$(65,653)	$394,447	$575,330	$(180,883)
Oil and natural gas derivative financial instruments:
Cash settlements (payments) on derivative financial instruments	$50,725	$32,938	$17,787	$162,685	$83,090	$79,595
Non-cash change in fair value of derivative financial instruments	(70,986)	51,346	(122,332)	(144,339)	47,888	(192,227)
Total derivative financial instrument activities	$(20,261)	$84,284	$(104,545)	$18,346	$130,978	$(112,632)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$86.87	$85.69	$1.18	$90.33	$91.53	$(1.20)
Natural gas liquids (per Bbl)	38.64	59.93	(21.29)	43.71	57.94	(14.23)
Natural gas (per Mcf)	2.69	3.82	(1.13)	2.34	3.95	(1.61)
Natural gas equivalent (per Mcfe)	3.01	4.14	(1.13)	2.70	4.33	(1.63)
Costs and expenses:
Oil and natural gas operating costs (2)	$17,425	$21,101	$(3,676)	$59,084	$60,843	$(1,759)
Production and ad valorem taxes	6,689	6,653	36	20,671	18,700	1,971
Gathering and transportation	25,847	22,279	3,568	78,183	59,069	19,114
Depletion	67,098	95,949	(28,851)	236,129	239,956	(3,827)
Depreciation and amortization	3,491	4,542	(1,051)	11,379	13,877	(2,498)
General and administrative (3)	22,052	29,875	(7,823)	62,194	76,435	(14,241)
Interest expense	17,935	15,090	2,845	55,068	43,585	11,483
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$0.37	$0.42	$(0.05)	$0.40	$0.46	$(0.06)
Production and ad valorem taxes	0.14	0.13	0.01	0.14	0.14	—
Gathering and transportation	0.55	0.45	0.10	0.54	0.44	0.10
Depletion	1.42	1.92	(0.50)	1.62	1.80	(0.18)
Depreciation and amortization	0.07	0.09	(0.02)	0.08	0.10	(0.02)
General and administrative	0.47	0.60	(0.13)	0.43	0.57	(0.14)
Net income (loss)	$(346,174)	$84,945	$(431,119)	$(1,124,256)	$189,248	$(1,313,504)

(1)	Mmcfe is calculated by converting one barrel of oil or natural gas liquids into six Mcf of natural gas.

(2)
Share-based compensation expense included in oil and natural gas operating costs was $0.0 million and $0.1 million for the three and nine months ended September 30, 2011, respectively. There was no share-based compensation expense included in oil and natural gas operating costs for the three and nine months ended September 30, 2012.

(3)
Share-based compensation expense included in general and administrative expenses was $2.6 million and $2.4 million for the three months ended September 30, 2012 and 2011, respectively, and $8.1 million and $7.4 million for the nine months ended September 30, 2012 and 2011, respectively.

Following is a discussion of our financial condition and results of operations for the three and nine months ended September 30, 2012 and 2011. The comparability of our results of operations from period to period was impacted by:

•	acquisitions in the Marcellus and Haynesville shale during 2011;

•	costs associated with a former acquisition proposal and other non-recurring costs;

•	fluctuations in oil and natural gas prices, which impact our oil and natural gas reserves, revenues, cash flows and net income or loss;

•	mark-to-market accounting used for our derivative financial instruments gains or losses;

•	changes in Proved Reserves and production volumes and their impact on depletion;

•	the equity method of accounting for our investments, including certain asset impairments in TGGT;

•	the impact of our natural gas production volumes from our horizontal drilling activities in the Haynesville/Bossier and Marcellus shales;

•	ceiling test write-downs in 2012; and

•	changes in the amount of our long-term debt.
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
We engage in oil and natural gas production activities in geographic regions where, from time to time, the supply of oil or natural gas available for delivery exceeds the demand. If this occurs, companies purchasing oil or natural gas in these areas may reduce the amount of oil or natural gas that they purchase from us. If we cannot locate other buyers for our production or for any of our oil or natural gas reserves, we may shut in our oil or natural gas wells for certain periods of time. If this occurs, we may incur additional payment obligations under our oil and natural gas leases and, under certain circumstances, the oil and natural gas leases might be terminated. Economic conditions, particularly low natural gas prices, may negatively impact the liquidity and creditworthiness of our purchasers and may expose us to risk with respect to the ability to collect payments for the oil and natural gas we deliver.
Summary
For the three months ended September 30, 2012, we reported a net loss of $346.2 million compared to net income of $84.9 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, we reported a net loss of $1,124.3 million compared to net income of $189.2 million for the nine months ended September 30, 2011.
The net loss for the three and nine months ended September 30, 2012 was primarily the result of non-cash ceiling test write-downs of $318.0 million and $1,022.7 million, respectively, which reflect the significant declines in natural gas prices in 2012. Average natural gas equivalent prices for the three and nine months ended September 30, 2012 averaged $3.01 per Mcfe and $2.70 per Mcfe, respectively, compared with average natural gas equivalent prices for the three and nine months ended September 30, 2011 of $4.14 per Mcfe and $4.33 per Mcfe, respectively.
We use oil and natural gas swap and call option contracts. We do not designate our derivative financial instruments as hedges. As a result, we mark non-cash changes in the fair value of unsettled derivative financial instruments to market at the end of each reporting period and recognize the change in our results of operations. The impacts of realized and unrealized changes in the fair value of derivative financial instruments resulted in a net loss of $20.3 million and gains of $84.3 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, the impacts of realized and unrealized changes in the fair value of derivative financial instruments were gains of $18.3 million and $131.0 million, respectively.
Oil and natural gas production, revenues, and prices
The following table presents our production, revenue and average sales prices by major producing areas for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012			2011			Quarter to quarter change
(in thousands, except per unit rate)	Production (Mcfe)	Revenue	$/Mcfe	Production (Mcfe)	Revenue	$/Mcfe	Production (Mcfe)	Revenue	$/Mcfe
Producing region:
East Texas/North Louisiana	40,657	$110,475	$2.72	44,830	$171,625	$3.83	(4,173)	$(61,150)	$(1.11)
Appalachia	4,208	12,330	2.93	2,947	12,924	4.39	1,261	(594)	(1.46)
Permian and other	2,259	18,816	8.33	2,279	22,725	9.97	(20)	(3,909)	(1.64)
Total	47,124	$141,621	3.01	50,056	$207,274	4.14	(2,932)	$(65,653)	(1.13)

	Nine Months Ended September 30,
	2012			2011			Period to period change
(in thousands, except per unit rate)	Production (Mcfe)	Revenue	$/Mcfe	Production (Mcfe)	Revenue	$/Mcfe	Production (Mcfe)	Revenue	$/Mcfe
Producing region:
East Texas/North Louisiana	127,580	$301,798	$2.37	117,602	$466,626	$3.97	9,978	$(164,828)	$(1.60)
Appalachia	11,597	31,569	2.72	8,593	38,590	4.49	3,004	(7,021)	(1.77)
Permian and other	6,863	61,080	8.90	6,792	70,114	10.32	71	(9,034)	(1.42)
Total	146,040	$394,447	2.70	132,987	$575,330	4.33	13,053	$(180,883)	(1.63)

Production in our East Texas/North Louisiana region for the three months ended September 30, 2012 decreased by 4.2 Bcfe from the comparable period in the prior year. This decrease is the result of the reduction to our drilling program in Haynesville during 2012 along with normal decline in producing wells. During the three months ended September 30, 2012, we were operating five horizontal rigs in the East Texas/North Louisiana JV, as compared to 22 rigs during the three months ended September 30, 2011. The decrease in East Texas/North Louisiana JV production was further impacted by normal production declines of 1.1 Bcfe in our Vernon Field and other shallow conventional wells in the region. The increase in Appalachia is a result of our drilling in the Marcellus shale.
For the three months ended September 30, 2012, oil and natural gas revenues were $141.6 million, a 31.7% decrease from the oil and natural gas revenues of $207.3 million for the three months ended September 30, 2011. The decrease in revenues was the result of declines in production, as discussed above, along with decreases in prices for natural gas and natural gas liquids. Our average sales price of oil per Bbl, excluding the impact of derivative financial instruments, increased 1.4% to $86.87 per Bbl for the three months ended September 30, 2012 from $85.69 per Bbl for the three months ended September 30, 2011. Our average sales price of natural gas liquids per Bbl decreased 35.5% to $38.64 per Bbl for the three months ended September 30, 2012 from $59.93 per Bbl for the three months ended September 30, 2011. Our average natural gas sales price, excluding the impact of derivative financial instruments, was $2.69 per Mcf for the three months ended September 30, 2012 compared with $3.82 per Mcf for the three months ended September 30, 2011, a decrease of 29.6%.

Production in our East Texas/North Louisiana region for the nine months ended September 30, 2012 increased by 10.0 Bcfe from the comparable period in the prior year. This increase is the result of the development of our East Texas/North Louisiana JV during 2011 and early 2012. The increase in the East Texas/North Louisiana JV production was partially offset by normal production declines of 3.6 Bcfe in our Vernon Field and other shallow conventional wells in the region. The increases in Appalachia and our Permian areas are the result of drilling in those regions. We have reduced drilling in Appalachia and continue our development in the Permian area with one rig.
For the nine months ended September 30, 2012, oil and natural gas revenues were $394.4 million, a 31.4% decrease from the oil and natural gas revenues of $575.3 million for the nine months ended September 30, 2011. The decrease in revenues is primarily a result of significant declines in oil, natural gas and natural gas liquids prices, which were partially offset by increases in production. The average sales price of oil per Bbl, excluding the impact of derivative financial instruments, decreased 1.3% to $90.33 per Bbl for the nine months ended September 30, 2012 from $91.53 per Bbl for the nine months ended September 30, 2011. The average sales price of natural gas liquids per Bbl decreased 24.6% to $43.71 per Bbl for the nine months ended September 30, 2012 from $57.94 per Bbl for the nine months ended September 30, 2011. Our average natural gas sales price, excluding the impact of derivative financial instruments, was $2.34 per Mcf for the nine months ended

September 30, 2012 compared with $3.95 per Mcf for the nine months ended September 30, 2011, a decrease of 40.8%
The prices we receive for the oil and natural gas we produce is largely a function of market supply and demand. Demand is impacted by general economic conditions, estimates of oil and natural gas in storage, weather and other seasonal conditions, including hurricanes and tropical storms. Market conditions involving over or under supply of natural gas can result in substantial price volatility. Historically, commodity prices have been volatile and we expect the volatility to continue in the future. Changes in oil and natural gas prices have a significant impact on our oil and natural gas revenues, cash flows, quantities of estimated Proved Reserves and related liquidity. Assuming our nine months ended September 30, 2012 average production levels remain constant for the remainder of the year, a change in the average sales price of $0.10 per Mcf of natural gas sold would result in an increase or decrease in revenues and cash flows of approximately $4.7 million, a change in the average sales price of $1.00 per Bbl of natural gas liquids would result in an increase or decrease of revenues and cash flows of approximately $0.1 million and a change in the average sales price of $1.00 per Bbl of oil sold would result in an increase or decrease in revenues and cash flow of approximately $0.2 million, without considering the effects of derivative financial instruments.
In addition, our production volumes are impacted by curtailed volumes of natural gas due to operational requirements associated with fracture stimulation and other operations on nearby horizontal wells, seasonal supply and demand conditions from end users and general maintenance and repairs to our wells. While these curtailed volumes are typically for short periods of time, they may have impacts to our revenues, cash flows and results of operations. We currently estimate that approximately 4% to 7% of our Haynesville/Bossier shale production will be curtailed during the remainder of 2012. At the end of the first quarter of 2012, TGGT completed construction of temporary treating facilities which reduced curtailed volumes from the levels experienced in 2011. In the first quarter of 2012, we shut-in 165 conventional wells due to the lower natural gas prices. The impact from these shut-in wells was a reduction of approximately 1.0 Mmcfe per day.
Oil and natural gas operating costs
Our oil and natural gas operating costs for the three and nine months ended September 30, 2012 were $17.4 million and $59.1 million, respectively, compared with $21.1 million and $60.8 million for the three and nine months ended September 30, 2011, respectively. The decrease for the three and nine months ended September 30, 2012 compared to the same periods in the prior year is primarily due to the implementation of cost saving initiatives throughout our organization.
As shown in the tables below, on a per Mcfe basis, oil and natural gas operating costs for the three and nine months ended September 30, 2012 decreased $0.05 per Mcfe and $0.06 per Mcfe, respectively, a decrease of 11.9% and 13.0%, respectively, from the same periods in 2011. The net decrease in oil and natural gas operating costs per Mcfe is primarily due to the combination of increased production in 2012 and implementation of numerous cost savings initiatives as well as increased production for the nine months ended September 30, 2012. Examples of these actions include shutting in marginal producing wells with high-cost water production, decreased compression expenditures and modification of our chemical treating programs. These decreases were offset in part by increases per Mcfe in the Permian region due to higher costs associated with oil production.

	Three Months Ended September 30,
	2012			2011			Quarter to quarter change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$8,742	$1,894	$10,636	$11,284	$2,326	$13,610	$(2,542)	$(432)	$(2,974)
Appalachia	3,518	—	3,518	4,376	—	4,376	(858)	—	(858)
Permian and other	3,271	—	3,271	3,094	21	3,115	177	(21)	156
Total	$15,531	$1,894	$17,425	$18,754	$2,347	$21,101	$(3,223)	$(453)	$(3,676)

	Three Months Ended September 30,
	2012			2011			Quarter to quarter change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$0.22	$0.05	$0.27	$0.25	$0.05	$0.30	$(0.03)	$—	$(0.03)
Appalachia	0.84	—	0.84	1.48	—	1.48	(0.64)	—	(0.64)
Permian and other	1.45	—	1.45	1.36	0.01	1.37	0.09	(0.01)	0.08
Operating costs per Mcfe	$0.33	$0.04	$0.37	$0.37	$0.05	$0.42	$(0.04)	$(0.01)	$(0.05)

	Nine Months Ended September 30,
	2012			2011			Period to period change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$30,135	$7,636	$37,771	$33,684	$7,348	$41,032	$(3,549)	$288	$(3,261)
Appalachia	11,599	—	11,599	10,960	—	10,960	639	—	639
Permian and other	9,416	298	9,714	8,497	354	8,851	919	(56)	863
Total	$51,150	$7,934	$59,084	$53,141	$7,702	$60,843	$(1,991)	$232	$(1,759)

	Nine Months Ended September 30,
	2012			2011			Period to period change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$0.24	$0.06	$0.30	$0.29	$0.06	$0.35	$(0.05)	$—	$(0.05)
Appalachia	1.00	—	1.00	1.28	—	1.28	(0.28)	—	(0.28)
Permian and other	1.37	0.04	1.41	1.25	0.05	1.30	0.12	(0.01)	0.11
Operating costs per Mcfe	$0.35	$0.05	$0.40	$0.40	$0.06	$0.46	$(0.05)	$(0.01)	$(0.06)
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
TGG operates amine, glycol, and H2S treating facilities, which treat natural gas to meet pipeline specifications for downstream transportation. TGG’s system, which has access to 17 interstate and intrastate pipeline markets, has approximately 128 miles of pipeline comprised of 12, 16, and 20-inch diameter pipe in the East Texas area and 27 miles of pipeline comprised of 36-inch diameter pipe in the North Louisiana area. The Shelby Area’s system has approximately 115 miles of operational pipeline comprised of 4-inch to 36-inch diameter pipe servicing Haynesville/Bossier producers as of September 30, 2012. TGG's major focus in the fourth quarter of 2012 will be its continued reduction of operating expenses through the release of rental units and discontinuation of equipment leases where appropriate. In order to release rental units, TGG will be finalizing its completion of owned amine facilities in the North Louisiana area.
The Talco gathering system in East Texas consists of approximately 585 miles of 4-inch to 12-inch diameter pipe that provides gathering services to a significant number of producers. The Talco gathering system in North Louisiana consists of approximately 285 miles of 2-inch to 16-inch pipe servicing Cotton Valley and Haynesville/Bossier producers. Talco's major focus in the fourth quarter of 2012 and in 2013 will be installing well connects and pipelines for third party Cotton Valley producers.
In the second quarter of 2011, an incident occurred at a TGGT amine treating facility in northwest Red River Parish, Louisiana, resulting in an immediate shut-down of the facility. TGGT installed temporary treating units at the damaged facility and began treating volumes late in the first quarter of 2012.
In the first quarter of 2012, TGGT recorded an impairment of approximately $35.3 million of certain assets (approximately $17.7 million net to us) associated with the installation of temporary treating facilities in response to the incident at the TGGT amine treating facility in May 2011. After completion of an independent engineering study, the decision was made to activate the permanent facility affected by the incident since that facility had not sustained as much damage as was initially believed. The impairment primarily resulted from costs incurred related to temporary treating facilities that were not utilized or determined to have a shorter utilization period than originally anticipated. In addition, lower than expected throughput volumes at the facility as a result of reduced drilling contributed to the impairment.
The Appalachia Midstream JV continues to install and operate gathering systems and compression facilities to support our development drilling program in the Appalachia JV.
Gathering and transportation
We report gathering and transportation costs in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Certification Subtopic 605-45, Revenue Recognition. We generally sell oil and natural gas under two types of agreements which are common in our industry. Both types of agreements include a transportation charge. One is a netback arrangement, under which we sell oil or natural gas at the wellhead and collect a price, net of the transportation incurred by the purchaser. In this case, we record sales at the price received from the purchaser, net of the transportation costs. Under the other arrangement, we sell oil or natural gas at a specific delivery point, pay transportation to a third party and receive proceeds from the purchaser with no transportation deduction. In this case, we record the transportation cost as gathering and transportation expense. Due to these two distinct selling arrangements, our computed realized prices, before the impact of derivative financial instruments, contain revenues which are reported under two separate bases.
Gathering and transportation expenses totaled $25.8 million and $78.2 million, or $0.55 per Mcfe and $0.54 per Mcfe, for the three and nine months ended September 30, 2012, respectively, compared to $22.3 million and $59.1 million, or $0.45 per Mcfe and $0.44 per Mcfe, for the three and nine months ended September 30, 2011, respectively. The increase in total gathering and transportation expense on a per Mcfe rate is a result of increased unused firm transportation volumes.
We have entered into firm transportation agreements with pipeline companies to facilitate sales as we expand our Haynesville volumes and report these firm transportation costs as a component of gathering and transportation expenses. As of September 30, 2012, our firm transportation agreements cover an average of 811 Mmcf per day through 2015, with average annual minimum gathering and transportation expenses of approximately $93.0 million per year. For the years 2016 through 2021, our firm transportation agreements cover an average of 803 Mmcf per day, with average annual minimum gathering and transportation expenses of approximately $89.0 million per year.
Production and ad valorem taxes
For the three months ended September 30, 2012, production and ad valorem taxes were essentially flat over the same period in 2011. For the nine months ended September 30, 2012, production and ad valorem taxes increased by $2.0 million, or

10.5%, for the same period in 2011. On a percentage of revenue basis, production and ad valorem taxes were 4.7% of gross oil and natural gas sales for the three months ended September 30, 2012 compared with 3.2% during the same period in the prior year and 5.2% of gross oil and natural gas sales for the nine months ended September 30, 2012 compared with 3.3% during the same period in the prior year.
In our East Texas/North Louisiana area, we are presently receiving severance tax holidays on certain Haynesville shale wells which reduce the effective rate of these taxes. Wells that do not have a severance tax holiday are charged a severance tax rate of $0.148 per Mcf.
In February 2012, the Commonwealth of Pennsylvania enacted a comprehensive reform to Pennsylvania’s Oil and Gas Act, or the Act, which requires an impact fee to be paid on all unconventional wells spud. The fee will range from $190,000 to $355,000 per well, based on a price tier calculation to be paid annually up to 15 years. The fee is payable for all wells spud in a single year by April 1st of the following year. The Act contained a retroactive fee to be assessed on all unconventional wells spud prior to December 31, 2011. The retroactive fee of $2.0 million was paid in September 2012, and recorded in “Other operating items” on our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2012. The estimated on-going fee, which is recorded in Production and ad valorem taxes on the Condensed Consolidated Statement of Operations, is computed using the prior year’s trailing 12 month NYMEX natural gas price based on a tiered pricing system and will be paid annually for 15 years. For the three and nine months ended September 30, 2012, we recorded $0.3 million and $1.3 million, respectively, for our estimated 2012 impact fees.
Production taxes are set by state and local governments and vary as to the tax rate and the value to which that rate is applied. Ad valorem tax rates also vary widely. In Louisiana, where a substantial percentage of our production is derived, severance taxes are levied on a per Mcf basis. Therefore, the resulting dollar value of production is not sensitive to changes in prices for natural gas, except for holiday exemptions, if any. In our other operating areas, particularly Texas, production taxes are based on a fixed percentage of gross value of products sold. While severance tax holidays are available in Texas as our production increases, our realized severance and ad valorem tax rates may become more sensitive to prices.
Overall, our production and ad valorem tax rates per Mcfe were $0.14 per Mcfe for the three months ended September 30, 2012 compared with $0.13 per Mcfe for the three months ended September 30, 2011 and $0.14 per Mcfe for the nine months ended September 30, 2012 and 2011. The following table presents our severance and ad valorem taxes on a per Mcfe basis and percentage of revenue basis for our significant producing regions.

	Three Months Ended September 30,
	2012			2011
(in thousands, except per unit rate)	Production and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe	Production and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe
Producing region:
East Texas/North Louisiana	$4,476	4.1%	$0.11	$4,342	2.5%	$0.10
Appalachia	629	5.1%	0.15	439	3.4%	0.15
Permian and other	1,584	8.4%	0.70	1,872	8.2%	0.82
Total	$6,689	4.7%	0.14	$6,653	3.2%	0.13

	Nine Months Ended September 30,
	2012			2011
(in thousands, except per unit rate)	Production and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe	Production and ad valorem taxes	Taxes % of revenue	Taxes $/Mcfe
Producing region:
East Texas/North Louisiana	$13,325	4.4%	$0.10	$12,072	2.6%	$0.10
Appalachia	2,325	7.4%	0.20	1,146	3.0%	0.13
Permian and other	5,021	8.2%	0.73	5,482	7.8%	0.81
Total	$20,671	5.2%	0.14	$18,700	3.3%	0.14

Depletion, depreciation and amortization

Our depletion expense for the three and nine months ended September 30, 2012 decreased by $28.9 million and $3.8 million, respectively, from the comparable periods in 2011. The decrease is primarily the result of ceiling test write-downs, which have lowered our depletable base. On a per Mcfe basis, our depletion rate for the three and nine months ended September 30, 2012 were $1.42 and $1.62, respectively, compared with $1.92 and $1.80 for the comparable periods in 2011. We expect our per Mcfe depletion rate will continue to decrease as a result of ceiling test write-downs.
Our depreciation and amortization costs for the three and nine months ended September 30, 2012 decreased by $1.1 million and $2.5 million, or 23.1% and 18.0%, respectively, from the comparable periods in 2011. The decrease is due to the sale of non oil and natural gas assets.
Accretion of discount on asset retirement obligations for the three and nine months ended September 30, 2012 was $1.0 million and $2.9 million, respectively, compared with $0.9 million and $2.7 million for the three and nine months ended September 30, 2011, respectively. The slight increase is a result of the 2011 acquisitions along with increased drilling programs in both the Haynesville shale and Marcellus shale.
Write-down of oil and natural gas properties
For the three and nine months ended September 30, 2012, we recognized pre-tax ceiling test write-downs of $318.0 million and $1,022.7 million, respectively, due primarily to relatively low natural gas prices. There were no ceiling test write-downs during the comparable periods in 2011.
The ceiling test computation is based on the arithmetic average of reference prices on the first day of the month for the 12 months preceding each balance sheet date. Natural gas prices in 2012 have been lower than 2011, and we expect the trailing 12 month average in 2012 to continue to decline which will result in additional ceiling test write-downs in the fourth quarter 2012 assuming prices do not increase significantly.
General and administrative
The following table presents our general and administrative expenses for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per unit rate)	2012	2011	Quarter to quarter change	2012	2011	Period to period change
General and administrative costs:
Gross general and administrative expense	$37,994	$48,468	$(10,474)	$115,050	$127,890	$(12,840)
Technical services and service agreement charges	(5,578)	(8,309)	2,731	(19,851)	(21,899)	2,048
Operator overhead reimbursements	(5,053)	(4,859)	(194)	(15,453)	(13,745)	(1,708)
Capitalized salaries and share-based compensation	(5,311)	(5,425)	114	(17,552)	(15,811)	(1,741)
General and administrative expense	$22,052	$29,875	$(7,823)	$62,194	$76,435	$(14,241)
General and administrative expense per Mcfe	$0.47	$0.60	$(0.13)	$0.43	$0.57	$(0.14)

Our general and administrative costs for the three months ended September 30, 2012 were $22.1 million, or $0.47 per Mcfe, compared to $29.9 million, or $0.60 per Mcfe, for the same period in 2011. Our general and administrative costs for the nine months ended September 30, 2012 were $62.2 million, or $0.43 per Mcfe, compared to $76.4 million, or $0.57 per Mcfe, for the same period in 2011.
Significant components of the net decrease in general and administrative expense for the three and nine months ended September 30, 2012 compared to the respective 2011 periods were a result of:

•
decreased personnel costs of $5.7 million and $8.4 million for the three and nine months ended September 30, 2012, respectively, primarily related to a reduction in contract labor costs and lower estimated cash bonus payments in 2012;

•	a decrease of $3.3 million and $1.5 million for the three and nine months ended September 30, 2012, respectively,

related to a retention program implemented in the third quarter of 2011. During the third quarter of 2011, we recognized $4.5 million of general and administrative expenses, representing 25% of the total retention program payments. Upon implementation of the retention program, we began ratably accruing the remaining retention payments. During the three and nine months ended September 30, 2012, the retention expense was $1.2 million and $3.0 million, respectively.

•
decreased travel costs of $1.0 million and $1.9 million for the three and nine months ended September 30, 2012, respectively, as compared to travel costs incurred in the prior year related to the former acquisition proposal;

•
decreased office related expenses of $0.3 million and $0.8 million, decreased employee development costs of $0.7 million and $1.2 million, and decreased information technology costs of $1.1 million and $1.3 million, all for the three and nine months ended September 30, 2012, respectively, primarily related to our emphasis on cost reductions;

•	increased overhead recoveries of $1.7 million for the nine months ended September 30, 2012, respectively, arising from additional wells drilled in 2012 and 2011; and

•	increased capitalized salaries and share based compensation of $1.7 million for the nine months ended September 30, 2012, due to 2011 stock option and restricted stock grants.
The above decreases were partially offset by:
• increased legal expenses of $0.8 million for the nine months ended September 30, 2012;

•	increased share based compensation expense of $0.5 and $2.0 million for the three and nine months ended September 30, 2012, respectively; and

•	decreased technical service recoveries of $2.7 million and $2.0 million for the three and nine months ended September 30, 2012, respectively, arising from decreased employee costs in 2012.
Operating items
Our other operating expenses for the three and nine months ended September 30, 2012 were $1.0 million and $9.3 million, respectively, compared with $21.0 million and $25.2 million for the three and nine months ended September 30, 2011, respectively. The amount for the nine months ended September 30, 2012 was primarily related to the first quarter $2.0 million retroactive Pennsylvania impact fee discussed in Production and ad valorem taxes, a second quarter charge of $6.7 million related to resolution of title defect adjustments from a prior period divestiture and a $1.0 million third quarter charge related primarily to equipment sales and inventory write-downs. We elected to report the retroactive portion of the Pennsylvania impact fee as a component of other operating items as the retroactive amount would disproportionately impact comparative periods in future quarters. The amount for the nine months ended September 30, 2011 was primarily related to costs associated with various lawsuits, the impairment of certain assets and the former acquisition proposal that terminated in July 2011.
Interest expense
Our interest expense for the three and nine months ended September 30, 2012 increased $2.8 million and $11.5 million, respectively, from the comparable 2011 periods. The increase for the three and nine months ended September 30, 2012 from the prior year same periods was primarily due to the increase in interest expense related to the EXCO Resources Credit Agreement, including the acceleration of deferred finance costs associated with the lowering of our borrowing base in April 2012, and decreases of capitalized interest related to the decline in our unproved oil and natural gas properties. The year to date variance is offset by a $1.4 million decrease in other interest expense related to a $1.2 million payment made in 2011 in connection with the formation of the TGGT credit facility.
The following table presents our interest expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2012	2011	Quarter to quarter change	2012	2011	Period to period change
Interest expense:
2018 Notes	$14,351	$14,330	$21	$43,037	$42,975	$62
EXCO Resources Credit Agreement	8,121	5,799	2,322	23,116	16,705	6,411
Amortization and write-off of deferred financing costs on EXCO Resources Credit Agreement	915	1,837	(922)	5,860	4,131	1,729
Amortization of deferred financing costs on 2018 Notes	467	467	—	1,401	1,401	—
Capitalized interest	(5,967)	(7,407)	1,440	(18,492)	(23,155)	4,663
Other	48	64	(16)	146	1,528	(1,382)
Total interest expense	$17,935	$15,090	$2,845	$55,068	$43,585	$11,483
Derivative financial instruments
We enter into derivative financial instruments to manage our exposure to commodity price and interest rate fluctuations, protect our returns on investments, and achieve a more predictable cash flow from operations. These transactions limit exposure to declines in commodity prices, but also limit the benefits we would realize if commodity prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of our derivative financial instrument management activities consists of non-cash income or expenses due to changes in the fair value of our derivative financial instrument contracts. Cash charges or gains only arise from payments made or received on monthly settlements of contracts or if we terminate a contract prior to its expiration. We expect that our revenues will continue to be significantly impacted in future periods by changes in the value of our derivative financial instruments as a result of volatility in oil and natural gas prices and the amount of future production volumes subject to derivative financial instruments.
In July 2012, the Commodity Futures Trading Commission approved the final rule that, among other things, exempts end users from the clearing requirements for swaps under the Dodd-Frank Wall Street Reform and Consumer Protection Act. EXCO qualifies as an end user under this final rule. As a result, the swaps we enter into with our derivative counterparties are not subject to clearing requirements that would generally require us to post collateral to secure our derivative obligations.
The following table presents our realized and unrealized gains and losses from our oil and natural gas derivative financial instruments. Our derivative activity is reported as a component of Other income or expense in our Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2012	2011	Quarter to quarter change	2012	2011	Period to period change
Derivative financial instrument activities:
Cash settlements on derivative financial instruments	$50,725	$32,938	$17,787	$162,685	$83,090	$79,595
Non-cash change in fair value of derivative financial instruments	(70,986)	51,346	(122,332)	(144,339)	47,888	(192,227)
Total derivative financial instrument activities	$(20,261)	$84,284	$(104,545)	$18,346	$130,978	$(112,632)

The following table presents our natural gas prices, before and after the impact of the cash settlement of our derivative financial instruments.

	Three Months Ended September 30,			Nine Months Ended September 30,
Average realized pricing:	2012	2011	Quarter to quarter change	2012	2011	Period to period change
Oil per Bbl	$86.87	$85.69	$1.18	$90.33	$91.53	$(1.20)
Natural gas liquids per Bbl	38.64	59.93	(21.29)	43.71	57.94	(14.23)
Natural gas per Mcf	2.69	3.82	(1.13)	2.34	3.95	(1.61)
Natural gas equivalent per Mcfe	3.01	4.14	(1.13)	2.70	4.33	(1.63)
Cash settlements on derivative financial instruments, per Mcfe	$1.08	$0.66	$0.42	$1.11	$0.62	$0.49
Net price per Mcfe, including derivative financial instruments	$4.09	$4.80	$(0.71)	$3.81	$4.95	$(1.14)

Our total cash settlements for the three months ended September 30, 2012 increased revenue by $50.7 million, or $1.08 per Mcfe, compared to $32.9 million, or $0.66 per Mcfe, for the same period in 2011. Our total cash settlements for the nine months ended September 30, 2012 increased revenue by $162.7 million, or $1.11 per Mcfe, compared to $83.1 million, or $0.62 per Mcfe, for the same period in 2011. The significant fluctuations between settlements of receipts on our derivative financial instruments demonstrate volatility in prices.
Our non-cash mark-to-market changes in the value of our oil and natural gas derivative financial instruments for the three and nine months ended September 30, 2012 resulted in losses of $71.0 million and $144.3 million, respectively, compared to gains of $51.3 million and $47.9 million for the same periods in the prior year, respectively. The significant fluctuations were also attributable to high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
While the percentage of expected production covered by derivative financial instruments in 2013 is less than the percentage covered in 2012, we expect to continue our comprehensive derivative financial instrument program as part of our overall strategy.
Income taxes
Our effective income tax rate for the three and nine months ended September 30, 2012 and 2011 was zero, primarily due to current operating losses arising from ceiling test write-downs, which created deferred tax assets. These deferred tax assets have been fully reserved with valuation allowances. Our estimated accumulated valuation allowance as of September 30, 2012 is approximately $814.8 million and can be used against future deferred tax benefits. We will continue to recognize deferred tax valuation allowances until the realization of deferred benefits become more likely than not. The effective income tax rates, excluding the impact of the valuation allowances, would have been 39.4% and 39.1% for the three and nine months ended September 30, 2012, respectively, and 40.0% for both the three and nine months ended September 30, 2011, respectively.

Our liquidity, capital resources and capital commitments
Overview
Our primary sources of capital resources and liquidity are internally generated cash flows from operations, borrowing capacity under the EXCO Resources Credit Agreement, dispositions of non-strategic assets, joint ventures and capital markets, when capital market conditions are favorable. Since we began to emphasize shale resource plays, we have invested significant development expenditures which exceeded our cash flows from operations during 2011. As a result of the current low natural gas price environment, our revised 2012 capital budget is designed to limit capital expenditures to approximate our expected cash flows from operations in 2012. In addition, we are evaluating potential transactions which may enhance our liquidity, including the possible sale of part or all of our interest in TGGT and other assets. Other factors which could impact our liquidity, capital resources and capital commitments in 2012 and future years include the following:

•	the results of our ongoing drilling programs;

•	our ability to reduce and maintain lower operating, general and administrative expenses and capital expenditure programs in response to continued low natural gas prices;

•	reduced oil and natural gas revenues resulting from, among other things, low natural gas prices and lower production from reductions to our drilling and development activities;

•	implementation of the Pennsylvania impact fee on non-conventional wells in 2012;

•	decreases in the percentage of our production covered by derivative financial instruments, coupled with expiration of higher priced derivative financial instruments;

•	potential acquisitions and/or sales of oil and natural gas properties or other assets;

•	reductions to our borrowing base; and

•	our ability to maintain compliance with debt covenants as a result of low natural gas prices.
While we believe our existing capital resources, including our cash flow from operations and borrowing capacity under the EXCO Resources Credit Agreement, will be sufficient to conduct our operations through 2013, there are certain risks arising from the declines in natural gas prices that began in 2011 and could impact our ability to meet debt covenants in future periods. In particular, our ratio of consolidated funded indebtedness to consolidated EBITDAX, as defined in the EXCO Resources Credit Agreement, is computed using a trailing 12-month computation of EBITDAX. As a result, our ability to maintain compliance with this covenant is negatively impacted when oil and/or natural gas prices and production decline over an extended period of time.
In addition to the covenants in the EXCO Resources Credit Agreement, the indenture governing our 2018 Notes contains a debt incurrence test on secured borrowings based on (i) the greater of $1.2 billion, subject to certain permanent reductions, or (ii) 75% of adjusted consolidated net tangible assets, or ACNTA, as defined in the indenture. A significant component of the ACNTA valuation is based on the PV-10 value of our Proved Reserves, computed using SEC pricing as of the beginning of each year. On January 1, 2012, the ACTNA limitation was $2.1 billion. We expect our January 1, 2013 ACNTA limitation to be reduced to the $1.2 billion limitation due to the significant decreases in 2012 natural gas prices used for SEC pricing. While ACNTA limits our ability to incur secured indebtedness, we are not prevented from incurring unsecured financing under the indenture.
In response to the declines in natural gas prices, we have reduced our drilling plans, which will likely reduce our production volumes during the remainder of 2012 and into 2013. During 2012, we sold our corporate aircraft, reduced contract and full-time personnel by approximately 34.1% and 14.3%, respectively, and implemented cost saving initiatives in our field operations. In addition, the volumes of natural gas currently covered by derivative financial instruments declines significantly in 2013 as compared to 2012 and 2011. The combination of our reduced borrowing base, lower production volumes and reduced percentages of volumes covered by derivative financial instruments may require us to seek alternative financing arrangements, further reduce costs or sell assets.
Our current capital budget for 2012 is $470.0 million and reflects continued focus on the development of the Marcellus shale, the Haynesville/Bossier shale plays and the Permian area. In Appalachia, our drilling expenditures for the first nine months of 2012 reflect a benefit of $49.4 million from the Appalachia Carry. We expect the remaining balance of $5.2 million of the Appalachia Carry to be fully utilized during the fourth quarter of 2012.
The following table presents capital expenditures for the first nine months of 2012 and our expected capital expenditures for the remainder of 2012.

	Nine Months Ended September 30,	October - December Forecast	Full Year Forecast
(in thousands)	2012	2012	2012
Capital expenditures:
Development capital	$326,664	$78,336	$405,000
Gas gathering and water pipelines	1,005	1,995	3,000
Lease acquisitions and seismic	10,005	1,995	12,000
Corporate and other	37,722	12,278	50,000
Total	$375,396	$94,604	$470,000
Operationally, we have reduced our company-wide operated rig count from 23 at December 31, 2011 to seven in October 2012 in response to continued low natural gas prices. We currently expect to end 2012 with seven to nine drilling rigs. The rig reductions have been accomplished by a combination of rig contract expirations, assignments of contracts to other operators and the early release and termination of rig contracts and placing two contracted rigs on stand-by. Costs incurred for early termination of rig contracts for the nine months ended September 30, 2012 were approximately $12.4 million.
We believe our current capital expenditure budget for 2012 will meet our operational objectives while maintaining sufficient liquidity. The following table presents our liquidity and and financial position as of September 30, 2012 and pro forma October 25, 2012:

(in thousands)	September 30, 2012	October 25, 2012
Cash (1)	$140,859	$147,816
Drawings under the EXCO Resources Credit Agreement	1,107,500	1,107,500
2018 Notes (2)	750,000	750,000
Total debt	1,857,500	1,857,500
Net debt	$1,716,641	$1,709,684
Borrowing base (3)	$1,400,000	$1,300,000
Total of unused borrowing base (4)	$285,393	$185,393
Unused borrowing base plus cash (1) (4)	$426,252	$333,209

(1)    Includes restricted cash of $67.3 million at September 30, 2012 and $77.0 million at October 25, 2012.
(2)    Excludes unamortized bond premium of $8.8 million at September 30, 2012 and $8.7 million at October 25, 2012.

(3)
On October 30, 2012, our bank group approved a borrowing base redetermination of $1.3 billion. The amounts shown on this table reflect our October 25, 2012 cash balances and liquidity assuming the $1.3 billion borrowing base was in effect.

(4)	Net of $7.1 million in letters of credit as of September 30, 2012 and October 25, 2012.
Events affecting liquidity
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
Historical sources and uses of funds
Our primary sources of cash in the first nine months of 2012 were cash flows from operations and borrowings under the EXCO Resources Credit Agreement.
Net increases (decreases) in cash are summarized as follows:

	Nine Months Ended September 30,
(amounts in thousands)	2012	2011
Net cash provided by operating activities	$414,777	$355,334
Net cash used in investing activities	(307,253)	(446,402)
Net cash flows provided by (used in) financing activities	(65,968)	103,257
Net increase in cash	$41,556	$12,189
In response to the significant declines in natural gas prices that began in 2011, we reduced our drilling programs, particularly in our Haynesville shale operations and implemented company-wide cost reduction efforts. Our cash flows provided by operating activities of $414.8 million for the nine months ended September 30, 2012 exceeded year-to-date capital expenditures of $409.6 million by $5.2 million. In addition, we have reduced our long-term debt by $40.0 million in 2012.
Cash flows from operating activities
The primary factors impacting our cash flows from operations generally include: (i) levels of production from our oil and natural gas properties, (ii) prices we receive from sales of oil and natural gas production, including settlement proceeds or payments related to our oil and natural gas derivatives, (iii) operating costs of our oil and natural gas properties, (iv) costs of our general and administrative activities and (v) interest expense and other financing related costs. Our cash flows from operating activities have historically been impacted by fluctuations in oil and natural gas prices and our production volumes. The prolonged decline in natural gas prices over the last two years has had a significant negative impact on our cash flows from operating activities, with the average realized price per Mcfe, including net derivative settlement proceeds, declining from $6.86 per Mcfe for the nine months ended September 30, 2010 to $3.81 per Mcfe for the nine months ended September 30, 2012, or 44.5%.

Net cash provided by operating activities for the nine months ended September 30, 2012 was $414.8 million compared with $355.3 million for the nine months ended September 30, 2011. The 16.7% increase in the current nine-month period is primarily attributable to the higher settlement proceeds on our derivatives and favorable working capital conversions, offset by lower average prices received. As of October 25, 2012, our cash and cash equivalent balance was $70.8 million and our restricted cash account, which is used for Haynesville/Bossier shale development operations, was $77.0 million.
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
For the nine months ended September 30, 2012, our cash flows used in investing activities were $307.3 million, compared with $446.4 million of cash flows used in investing activities for the nine months ended September 30, 2011, which was favorably impacted by a $125.0 million return of capital distribution from TGGT and receipt of $337.3 million from BG Group for its 50% share of acquisitions in our Appalachia and East Texas/North Louisiana areas.
Credit agreement and long-term debt
As of October 25, 2012, we had total debt outstanding of approximately $1.9 billion, which consisted of borrowings under the EXCO Resources Credit Agreement of $1.1 billion and $750.0 million under the 2018 Notes. Terms and conditions of each of the debt obligations are discussed below. Our ability to borrow from sources other than the EXCO Resources Credit Agreement is subject to certain restrictions imposed by our lenders and the indenture governing the 2018 Notes. These agreements contain limitations and restrictions on incurring additional indebtedness and pledging our assets.
EXCO Resources Credit Agreement
At September 30, 2012, the EXCO Resources Credit Agreement had a borrowing base of $1.4 billion and outstanding indebtedness of $1.1 billion.
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

On October 30, 2012, our banking group approved the Seventh Amendment to the EXCO Resources Credit Agreement, which established our borrowing base at $1.3 billion and, among other things, removed the mandatory asset sale procedures contained in the Sixth Amendment. There were no changes to the interest grid or covenants.
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
Based on a one month LIBOR of 0.2% on October 25, 2012, we would incur an interest rate of 2.7% on any new indebtedness we may incur under the EXCO Resources Credit Agreement.
As of September 30, 2012, we were in compliance with the financial covenants contained in the EXCO Resources Credit Agreement, as amended, which requires that we:

•	maintain a consolidated current ratio (as defined in the agreement) of at least 1.0 to 1.0 as of the end of any fiscal quarter; and

•
not permit our ratio of consolidated funded indebtedness (as defined in the agreement) to consolidated EBITDAX (as defined in the agreement) to be greater than 4.5 to 1.0 at the end of any fiscal quarter ending on or after March 31, 2012.

2018 Notes
As of September 30, 2012 and October 25, 2012, we had outstanding $750.0 million aggregate principal amount of 7.5% senior unsecured notes maturing on September 15, 2018. The 2018 Notes are guaranteed on a senior unsecured basis by a majority of EXCO’s subsidiaries, with the exception of certain non-guarantor subsidiaries and our jointly-held equity investments with BG Group. Our equity investments with BG Group, other than OPCO, are designated as unrestricted subsidiaries under the indenture governing the 2018 Notes. The unamortized discount on the 2018 Notes at September 30, 2012 was $8.8 million. The estimated fair value of the 2018 Notes, based on quoted market prices, was $702.8 million on September 30, 2012.
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
Our objective in entering into oil and natural gas derivative contracts is to mitigate the impact of price fluctuations and achieve a more predictable cash flow associated with our operations. These transactions limit our exposure to declines in prices, but also limit the benefits we would realize if oil and natural gas prices increase. As of September 30, 2012, we had derivative financial instruments in place for the volumes and prices shown below:

(in thousands, except prices)	NYMEX gas volume - Mmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Bbls	Weighted average contract price per Bbl
Swaps:
Q4 2012	20,240	$5.27	138	$98.05
2013	32,850	4.46	365	99.96
2014	27,375	4.25	—	—
2015	23,725	4.29	—	—
Calls:
Q4 2012	—	$—	—	$—
2013	20,075	4.29	—	—
2014	20,075	4.29	365	100.00
2015	20,075	4.29	365	100.00

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
Since October 1, 2012, we have entered into natural gas swap agreements covering 90,000 Mmbtus per day for 2013 at an average price of $3.98 per Mmbtu, 60,000 Mmbtus per day for 2014 at an average price of $4.26 per Mmbtu and 12,500 Mmbtus per day for 2015 at an average price of $4.44 per Mmbtu.
Off-balance sheet arrangements
As of September 30, 2012, we had no arrangements or any guarantees of off-balance sheet debt to third parties.
Contractual obligations and commercial commitments
The following table presents our contractual obligations and commercial commitments as of September 30, 2012:

	Payments due by period
(in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
2018 Notes (1)	$—	$—	$—	$750,000	$750,000
EXCO Resources Credit Agreement (2)	—	—	1,107,500	—	1,107,500
Firm transportation services and other fixed commitments (3)	93,121	184,974	179,364	302,003	759,462
Other fixed commitments (4)	20,532	14,342	8,146	225	43,245
Drilling contracts	15,213	2,713	—	—	17,926
Operating leases and other	16,434	12,895	2,265	—	31,594
Total contractual obligations (5)	$145,300	$214,924	$1,297,275	$1,052,228	$2,709,727

(1)	The 2018 Notes are due on September 15, 2018. The annual interest obligation is $56.3 million.

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

(5)
Excludes commitments of our equity method investees, TGGT and OPCO, as neither EXCO nor any of its subsidiaries are guarantors of these commitments. TGGT’s commitments as of September 30, 2012, which consist primarily of compression equipment and office leases, totaled $7.9 million. OPCO’s commitments as of September 30, 2012, which consist primarily of firm transportation contracts, drilling contracts and completion services, totaled $67.5 million.

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
The following table sets forth our oil and natural gas derivative financial instruments measured at fair value as of September 30, 2012.

(in thousands, except prices)	Volume Mmbtus/Bbls	Weighted average strike price per Mmbtu/Bbl	Fair value at September 30, 2012
Natural gas:
Swaps:
Remainder of 2012	20,240	$5.27	$39,178
2013	32,850	4.46	19,843
2014	27,375	4.25	1,828
2015	23,725	4.29	(1,794)
Calls:
Remainder of 2012	—	—	—
2013	20,075	4.29	(4,406)
2014	20,075	4.29	(9,391)
2015	20,075	4.29	(13,281)
Total natural gas	164,415		$31,977
Oil:
Swaps:
Remainder of 2012	138	$98.05	$721
2013	365	99.96	2,238
2014	—	—	—
2015	—	—	—
Calls:
Remainder of 2012	—	—	—
2013	—	—	—
2014	365	100.00	(2,985)
2015	365	100.00	(3,053)
Total oil	1,233		$(3,079)
Total oil and natural gas derivatives			$28,898

At September 30, 2012, the average forward NYMEX oil prices per Bbl for the remainder of 2012 and calendar years 2013, 2014 and 2015 were $92.72, $93.70, $91.49 and $89.12, respectively, and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2012 and for calendar years 2013, 2014 and 2015 were $3.32, $3.84, $4.18 and $4.37 respectively. Our reported earnings and assets or liabilities for derivative financial instruments will continue to be subject to significant fluctuations in value due to price volatility.
Realized gains or losses from the settlement of our oil and natural gas derivatives are recorded in our financial statements as gains or losses in Other income (expense) on our Condensed Consolidated Statements of Operations. For example, using the oil swaps in place as of September 30, 2012, for the remainder of 2012, if the settlement price exceeds the actual weighted average strike price of $98.05 per Bbl, then a reduction in other income would be recorded for the difference between the settlement price and $98.05 per Bbl, multiplied by the hedged volume of 138 Mbbls. Conversely, if the settlement price is less than $98.05 per Bbl, then an increase in other income would be recorded for the difference between the settlement price and $98.05 per Bbl, multiplied by the hedged volume of 138 Mbbls. For example, for a hedged volume of 138 Mbbls, if the settlement price is $99.05 per Bbl then other income would decrease by $0.1 million. Conversely, if the settlement price is $97.05 per Bbl, other income would increase by $0.1 million.
Interest rate risk
At September 30, 2012, our exposure to interest rate changes related primarily to borrowings under the EXCO Resources Credit Agreement and interest earned on our short-term investments. The interest rate per annum on the 2018 Notes is fixed at 7.5%. Interest is payable on borrowings under the EXCO Resources Credit Agreement based on a floating rate as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our liquidity, capital resources and capital commitments.” At September 30, 2012, we had approximately $1.1 billion in outstanding borrowings under the EXCO Resources Credit Agreement. A 1% change in interest rates (100 bps) based on the variable borrowings as of

September 30, 2012 would result in an increase or decrease in our interest expense of $11.1 million per year. The interest we pay on these borrowings is set periodically based upon market rates.

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
Based upon this evaluation, our principal executive officer and principal financial officer concluded that as a result of a material weakness described below, our disclosure controls and procedures were not effective as of September 30, 2012. Due to this material weakness in preparing our consolidated financial statements for the quarter ended September 30, 2012, we performed additional procedures to ensure that these condensed consolidated financial statements were fairly presented in all material respects in accordance with U.S. generally accepted accounting principles.
Material weakness in internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of EXCO's annual or interim financial statements will not be prevented or detected on a timely basis. During the preparation of our condensed consolidated financial statements for the quarter ended September 30, 2012, we identified that our processes and procedures for the computation of the fair value of our oil and natural gas derivative financial instruments were not effective. This control deficiency would have resulted in a material error in our condensed consolidated financial statements for the quarter ended September 30, 2012 that would have overstated the net asset carrying value of our derivative financial instruments and understated the unrealized loss on derivative financial instruments recognized in our condensed consolidated statements of operations for these periods. Accordingly, management has concluded this deficiency in internal control over financial reporting constituted a material weakness. The material weakness did not affect the reported results of operations or disclosures in any prior interim or annual period.
Management's remediation initiatives. As a result of the error, we have implemented a more comprehensive review of the futures prices that are used to compute the fair value of our derivative financial instruments, and have used this more detailed process to complete the preparation of our condensed consolidated financial statements for the quarter ended September 30, 2012.
Changes in control over financial reporting. There were no changes in EXCO's internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, EXCO's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, we are periodically a party to various litigation matters. We do not believe that any resulting liability from existing legal proceedings, individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases of ordinary shares
The following table details our repurchase of common shares for the three months ended September 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2012 - July 31, 2012	—	$—	—	$ 192.5 million
August 1, 2012 - August 31, 2012	—	$—	—	$ 192.5 million
September 1, 2012 - September 30, 2012	—	$—	—	$ 192.5 million
Total	—	$—	—

(1)	On July 19, 2010, we announced a $200.0 million share repurchase program.

Item 6.	Exhibits
See “Index to Exhibits” for a description of our exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC.
(Registrant)

Date:	October 30, 2012	By:	/s/ Douglas H. Miller
Douglas H. Miller
Chairman and Chief Executive Officer

		By:	/s/ Stephen F. Smith
Stephen F. Smith
President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
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