Form 10-Q
period 2013-06-30
EXCO RESOURCES INC
filed 2013-08-07
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

The number of shares of common stock, par value $0.001 per share, outstanding as of July 31, 2013 was 217,545,979.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,442	$45,644
Restricted cash	42,542	70,085
Accounts receivable, net:
Oil and natural gas	78,029	84,348
Joint interest	62,519	69,446
Other	18,209	15,053
Inventory	4,727	5,705
Derivative financial instruments	33,082	49,500
Other	16,767	22,085
Total current assets	336,317	361,866
Equity investments	371,190	347,008
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	367,407	470,043
Proved developed and undeveloped oil and natural gas properties	2,699,608	2,715,767
Accumulated depletion	(2,029,922)	(1,945,565)
Oil and natural gas properties, net	1,037,093	1,240,245
Gas gathering assets	33,562	130,830
Accumulated depreciation and amortization	(9,688)	(34,364)
Gas gathering assets, net	23,874	96,466
Office, field and other equipment, net	17,597	20,725
Deferred financing costs, net	18,098	22,584
Derivative financial instruments	13,562	16,554
Goodwill	163,155	218,256
Other assets	28	28
Total assets	$1,980,914	$2,323,732

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)	June 30, 2013	December 31, 2012
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$81,134	$83,240
Revenues and royalties payable	131,519	134,066
Accrued interest payable	17,311	17,029
Current portion of asset retirement obligations	395	1,200
Income taxes payable	—	—
Derivative financial instruments	3,186	2,396
Total current liabilities	233,545	237,931
Long-term debt	1,310,407	1,848,972
Deferred income taxes	—	—
Derivative financial instruments	13,335	26,369
Asset retirement obligations and other long-term liabilities	42,745	61,067
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 authorized shares; none issued and outstanding	—	—
Common stock, $0.001 par value; 350,000,000 authorized shares; 217,906,792 shares issued and 217,367,571 shares outstanding at June 30, 2013; 218,126,071 shares issued and 217,586,850 shares outstanding at December 31, 2012	215	215
Additional paid-in capital	3,209,517	3,200,067
Accumulated deficit	(2,821,371)	(3,043,410)
Treasury stock, at cost; 539,221 shares at June 30, 2013 and December 31, 2012	(7,479)	(7,479)
Total shareholders’ equity	380,882	149,393
Total liabilities and shareholders’ equity	$1,980,914	$2,323,732

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Revenues:
Oil and natural gas	$150,332	$117,978	$288,555	$252,826
Costs and expenses:
Oil and natural gas operating costs	11,902	18,863	25,519	41,659
Production and ad valorem taxes	3,981	6,789	9,229	13,982
Gathering and transportation	23,408	25,913	47,884	52,336
Depletion, depreciation and amortization	47,388	87,337	88,696	176,919
Write-down of oil and natural gas properties	—	428,801	10,707	704,665
Accretion of discount on asset retirement obligations	556	964	1,246	1,911
General and administrative	26,574	18,637	44,558	40,142
(Gain) loss on divestitures and other operating items	2,640	6,710	(182,242)	8,335
Total costs and expenses	116,449	594,014	45,597	1,039,949
Operating income (loss)	33,883	(476,036)	242,958	(787,123)
Other income (expense):
Interest expense	(15,105)	(20,369)	(35,297)	(37,133)
Gain (loss) on derivative financial instruments	55,246	(15,258)	11,732	38,607
Other income	158	197	246	440
Equity income	11,416	15,033	24,079	7,127
Total other income (expense)	51,715	(20,397)	760	9,041
Income (loss) before income taxes	85,598	(496,433)	243,718	(778,082)
Income tax expense	—	—	—	—
Net income (loss)	$85,598	$(496,433)	$243,718	$(778,082)
Earnings (loss) per common share:
Basic:
Net income (loss)	$0.40	$(2.32)	$1.13	$(3.63)
Weighted average common shares outstanding	214,788	214,164	214,786	214,154
Diluted:
Net income (loss)	$0.40	$(2.32)	$1.13	$(3.63)
Weighted average common shares and common share equivalents outstanding	216,023	214,164	215,347	214,154

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2013	2012
Operating Activities:
Net income (loss)	$243,718	$(778,082)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	88,696	176,919
Share-based compensation expense	6,323	5,455
Accretion of discount on asset retirement obligations	1,246	1,911
Write-down of oil and natural gas properties	10,707	704,665
Income from equity investments	(24,079)	(7,127)
Non-cash change in fair value of derivatives	5,779	73,353
Deferred income taxes	—	—
Amortization of deferred financing costs and discount on the 2018 Notes	6,597	6,440
Gain on divestitures	(186,350)	—
Effect of changes in:
Accounts receivable	17,728	107,693
Other current assets	(1,786)	4,997
Accounts payable and other current liabilities	2,653	(15,756)
Net cash provided by operating activities	171,232	280,468
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(132,363)	(305,969)
Property acquisitions	(33,390)	(2,748)
Equity method investments	(104)	(10,254)
Proceeds from disposition of property and equipment	613,090	17,000
Restricted cash	27,543	95,167
Net changes in advances from Appalachia JV	8,276	5,193
Net cash provided by (used in) investing activities	483,052	(201,611)
Financing Activities:
Borrowings under credit agreements	46,757	53,000
Repayments under credit agreements	(644,541)	(93,000)
Proceeds from issuance of common stock	42	297
Payment of common stock dividends	(21,479)	(17,132)
Deferred financing costs and other	(265)	(1,623)
Net cash used in financing activities	(619,486)	(58,458)
Net increase in cash	34,798	20,399
Cash at beginning of period	45,644	31,997
Cash at end of period	$80,442	$52,396
Supplemental Cash Flow Information:
Cash interest payments	$37,059	$42,454
Income tax payments	—	—
Supplemental non-cash investing and financing activities:
Capitalized share-based compensation	$3,055	$3,894
Capitalized interest	9,817	12,525
Issuance of common stock for director services	38	527
Accrued restricted stock dividends	201	190
EXCO/HGI Partnership debt upon formation, net	58,613	—
See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2011	217,245	$215	(539)	$(7,479)	$3,181,063	$(1,615,467)	$1,558,332
Issuance of common stock	43	—	—	—	824	—	824
Share-based compensation	—	—	—	—	9,349	—	9,349
Restricted stock issued, net of cancellations	(105)	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	(17,322)	(17,322)
Net loss	—	—	—	—	—	(778,082)	(778,082)
Balance at June 30, 2012	217,183	$215	(539)	$(7,479)	$3,191,236	$(2,410,871)	$773,101
Balance at December 31, 2012	218,126	$215	(539)	$(7,479)	$3,200,067	$(3,043,410)	$149,393
Issuance of common stock	8	—	—	—	80	—	80
Share-based compensation	—	—	—	—	9,370	—	9,370
Restricted stock issued, net of cancellations	(227)	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	(21,679)	(21,679)
Net income	—	—	—	—	—	243,718	243,718
Balance at June 30, 2013	217,907	$215	(539)	$(7,479)	$3,209,517	$(2,821,371)	$380,882

See accompanying notes.

EXCO RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and basis of presentation
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “EXCO,” “EXCO Resources,” “Company,” “we,” “us,” and “our” are to EXCO Resources, Inc. and its consolidated subsidiaries.
We are an independent oil and natural gas company engaged in the acquisition, exploration, exploitation, development and production of onshore U.S. oil and natural gas properties. Our principal operations are conducted in certain key U.S. oil and natural gas areas including Texas, Louisiana and the Appalachia region. In addition to our oil and natural gas producing operations, we own 50% interests in two midstream joint ventures located in East Texas/North Louisiana and Appalachia. Our midstream joint ventures are treated as a separate business segment.
Our operations are principally conducted through several joint venture arrangements. We manage our business development and other exploration and production activities through our parent entity. A brief description of each joint venture follows:
•East Texas/North Louisiana JV
A joint venture with BG Group, plc, or BG Group, covering an undivided 50% interest in our Haynesville/Bossier shale assets in East Texas and North Louisiana, or the East Texas/North Louisiana JV. The East Texas/North Louisiana JV is governed by a joint development agreement with our subsidiary, EXCO Operating Company, LP, or EXCO Operating, serving as operator. We report our interest in the East Texas/North Louisiana JV using proportional consolidation. The East Texas/North Louisiana JV previously held certain conventional shallow producing assets that were contributed to the EXCO/HGI Partnership, as defined below, upon its formation on February 14, 2013. In addition, BG Group sold all of its conventional shallow assets within the East Texas/North Louisiana JV to the EXCO/HGI Partnership in March 2013.
•TGGT
A joint venture with BG Group in which we each own a 50% interest in TGGT Holdings, LLC, or TGGT, which holds most of our East Texas/North Louisiana midstream assets. We use the equity method to account for our 50% investment in TGGT.
•Appalachia JV
A joint venture with BG Group covering our shallow producing assets and Marcellus shale properties in the Appalachia region, or the Appalachia JV. EXCO and BG Group each own an undivided 50% interest in the Appalachia JV and a 49.75% working interest in the Appalachia JV's properties. The remaining 0.5% working interest is owned by a jointly owned operating entity, or OPCO, that operates the Appalachia JV's properties. We use the equity method to account for our investment in OPCO and proportionally consolidate our 49.75% interest in the Appalachia JV.
•Appalachia Midstream JV
A joint venture with BG Group in which we each own a 50% interest in a midstream company, or the Appalachia Midstream JV, which plans to develop infrastructure and provide take-away capacity in the Marcellus shale. We use the equity method to account for our 50% investment in the Appalachia Midstream JV.
•EXCO/HGI Partnership
A joint venture formed on February 14, 2013, with Harbinger Group Inc., or HGI, in which we own a 25.5% economic interest in conventional shallow producing assets in East Texas and North Louisiana and shallow Canyon Sand and other assets in the Permian Basin of West Texas, or the EXCO/HGI Partnership. We report our 25.5% interest in the EXCO/HGI Partnership using proportional consolidation. From January 1, 2013 to February 13, 2013, our operating results reflect 100% of our interest in the properties we contributed to the EXCO/HGI Partnership. From February 14, 2013 to June 30, 2013, our operating results reflect 25.5% of our interest in the properties we contributed to the EXCO/HGI Partnership.

On July 2, 2013, we entered into definitive agreements to acquire producing and undeveloped oil and natural gas assets in the Haynesville and Eagle Ford shale formations for an aggregate purchase price of approximately $1.0 billion, subject to customary preliminary purchase price adjustments, from subsidiaries of Chesapeake Energy Corporation, or Chesapeake. On July 31, 2013, we entered into a participation agreement with affiliates of Kohlberg Kravis Roberts & Co. L.P., or KKR, to jointly develop certain Eagle Ford assets that we acquired from Chesapeake, or the KKR Participation Agreement. See further discussion of these transactions in "Note 15. Subsequent Events".

The accompanying Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and 2012 are for EXCO and its consolidated subsidiaries. The condensed consolidated financial statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States, or GAAP.
We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and in the opinion of management, such financial statements reflect all adjustments necessary to present fairly the consolidated financial position of EXCO at June 30, 2013 and its results of operations and cash flows for the periods presented. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 21, 2013.
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

3.	Divestitures, acquisitions and other significant events
EXCO/HGI Partnership
On February 14, 2013, we formed the EXCO/HGI Partnership. Pursuant to the agreements governing the transaction, we contributed our conventional shallow producing assets in East Texas and North Louisiana and our shallow Canyon Sand and other assets in the Permian Basin of West Texas to the EXCO/HGI Partnership, in exchange for net proceeds of $574.8 million, after final purchase price adjustments, and a 25.5% economic interest in the partnership. HGI's economic interest in the EXCO/HGI Partnership is 74.5%. The primary strategy of the EXCO/HGI Partnership is to acquire conventional producing oil and natural gas properties to enhance asset value and cash flow.
The contribution of oil and natural gas properties to the EXCO/HGI Partnership resulted in a significant alteration in our depletion rate. In accordance with full cost accounting rules, we recorded a gain of $186.4 million, net of a proportionate reduction in goodwill of $55.1 million, during the six months ended June 30, 2013.
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

4.	Asset retirement obligations
The following is a reconciliation of our asset retirement obligations for the six months ended June 30, 2013:

(in thousands)
Asset retirement obligations at January 1, 2013	$61,864
Activity during the period:
Liabilities incurred during the period	239
Liabilities settled during the period	(115)
Adjustment to liability due to acquisitions	1,895
Adjustment to liability due to divestitures	(28,315)
Accretion of discount	1,246
Asset retirement obligations at June 30, 2013	36,814
Less current portion	395
Long-term portion	$36,419
Our asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. We have no assets that are legally restricted for purposes of settling asset retirement obligations.

5.	Oil and natural gas properties
The accounting for, and disclosure of, oil and natural gas producing activities require that we choose between two GAAP alternatives; the full cost method or the successful efforts method. We use the full cost method of accounting, which involves capitalizing all intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and natural gas properties, properties under development, and major development projects, collectively totaled $367.4 million and $470.0 million as of June 30, 2013 and December 31, 2012, respectively, and are not subject to depletion. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment or the need to transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. There were no impairments of unproved properties during the six months ended June 30, 2013 and 2012.
We capitalize interest on costs related to the acquisition of undeveloped acreage in accordance with FASB Accounting Standards Codification, or ASC, Subtopic 835-20, Capitalization of Interest. When the unproved property costs are moved to proved developed and undeveloped oil and natural gas properties, or the properties are sold, we cease capitalizing interest related to these properties.
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
The ceiling test is computed using the simple average spot price for the trailing twelve month period using the first day of each month. For the period ended June 30, 2013, the trailing twelve month reference price was $3.44 per Mmbtu for natural gas at Henry Hub, $91.60 per Bbl for the West Texas Intermediate oil at Cushing, Oklahoma, and $40.80 per Bbl for natural gas liquids based on the twelve month average of realized prices. Each of the reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. Under full cost accounting rules, any ceiling test write-downs of oil and natural gas properties may not be reversed in subsequent periods. Since we do not designate our derivative financial instruments as hedges, we are not allowed to use the impacts of the derivative financial instruments in our ceiling test computations. For the three months ended June 30, 2013, we did not recognize a pre-tax ceiling test write-down, and for the three months ended June 30, 2012, we recognized a $428.8 million pre-tax ceiling test write-down to our proved oil and natural gas properties. For the six months ended June 30, 2013 and 2012, we recognized pre-tax ceiling test write-downs of $10.7 million and $704.7 million, respectively.
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

6.	Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Basic net income (loss) per common share:
Net income (loss)	$85,598	$(496,433)	$243,718	$(778,082)
Weighted average common shares outstanding	214,788	214,164	214,786	214,154
Net income (loss) per basic common share	$0.40	$(2.32)	$1.13	$(3.63)
Diluted net income (loss) per common share:
Net income (loss)	$85,598	$(496,433)	$243,718	$(778,082)
Weighted average common shares outstanding	214,788	214,164	214,786	214,154
Dilutive effect of:
Stock options	437	—	—	—
Restricted shares	798	—	561	—
Weighted average common shares and common share equivalents outstanding	216,023	214,164	215,347	214,154
Net income (loss) per diluted common share	$0.40	$(2.32)	$1.13	$(3.63)
Diluted earnings per common share are computed in the same manner as basic earnings per share after assuming the issuance of common stock for all potentially dilutive common share equivalents, which include both stock options and restricted stock awards, whether vested or not. The computation of diluted earnings per share excluded 12,133,160 and 17,653,072 antidilutive common share equivalents for the three months ended June 30, 2013 and 2012, respectively, and 15,837,472 and 17,886,204 antidilutive common share equivalents for the six months ended June 30, 2013 and 2012, respectively. The antidilutive common share equivalents primarily related to out-of-the-money stock options for all periods presented.

7.	Derivative financial instruments
Our primary objective in entering into derivative financial instruments is to manage our exposure to commodity price fluctuations, protect our returns on investments and achieve a more predictable cash flow from our operations. These transactions limit exposure to declines in commodity prices, but also limit the benefits we would realize if commodity prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of our derivative financial instrument management activities consists of non-cash income or expense due to changes in the fair value of our derivative financial instruments. Cash charges or gains only arise from payments made or received on monthly settlements of contracts or if we terminate a contract prior to its expiration. We do not designate our derivative financial instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the respective instruments’ fair value in earnings.
The table below outlines the classification of our derivative financial instruments on our Condensed Consolidated Balance Sheets and their financial impact in our Condensed Consolidated Statements of Operations.
Fair Value of Derivative Financial Instruments

(in thousands)		June 30, 2013	December 31, 2012
Commodity contracts	Derivative financial instruments - Current assets	$33,082	$49,500
Commodity contracts	Derivative financial instruments - Long-term assets	13,562	16,554
Commodity contracts	Derivative financial instruments - Current liabilities	(3,186)	(2,396)
Commodity contracts	Derivative financial instruments - Long-term liabilities	(13,335)	(26,369)
	Net derivative financial instruments	$30,123	$37,289
Effect of Derivative Financial Instruments

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Cash settlements on derivative financial instruments	$794	$61,815	$17,511	$111,960
Non-cash change in fair value of derivative financial instruments	54,452	(77,073)	(5,779)	(73,353)
Gain (loss) on derivative financial instruments	$55,246	$(15,258)	$11,732	$38,607
Settlements in the normal course of maturities of our derivative financial instrument contracts result in cash receipts from, or cash disbursements to, our derivative contract counterparties. Changes in the fair value of our derivative financial instrument contracts, which include both cash settlements and non-cash changes in fair value, are included in earnings with a corresponding increase or decrease in the Condensed Consolidated Balance Sheets fair value amounts.
Our natural gas and oil derivative instruments are comprised of swap and call option contracts. Swap contracts allow us to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. Call options are financial contracts that give our trading counterparties the right, but not the obligation, to buy an agreed quantity of oil or natural gas from us at a certain time and price in the future. At the time of settlement, if the market price exceeds the fixed price of the call option, we pay the counterparty the excess. If the market price settles below the fixed price of the call option, no payment is due from either party. In exchange for selling this option, we received upfront proceeds which we used to obtain a higher fixed price on our swaps.
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

The following table presents the volumes and fair value of our oil and natural gas derivative financial instruments (including our 25.5% proportionate interest in the EXCO/HGI Partnership's derivative financial instruments) as of June 30, 2013:

(in thousands, except prices)	Volume Mmbtus/Bbls	Weighted average strike price per Mmbtu/Bbl	Fair value at June 30, 2013
Natural gas:
Swaps:
Remainder of 2013	44,920	$4.13	$21,759
2014	56,648	4.25	19,131
2015	28,288	4.31	4,870
Calls:
Remainder of 2013	10,120	4.29	(459)
2014	20,075	4.29	(4,528)
2015	20,075	4.29	(8,344)
Total natural gas	180,126		$32,429
Oil:
Swaps:
Remainder of 2013	70	$94.05	$(75)
2014	93	91.87	175
2015	—	—	—
Calls:
Remainder of 2013	—	—	—
2014	365	100.00	(1,143)
2015	365	100.00	(1,263)
Total oil	893		$(2,306)
Total oil and natural gas derivatives			$30,123
At December 31, 2012, we had outstanding derivative contracts to mitigate our exposure to price volatility covering 216,263 Mmmbtus of natural gas and 1,095 Mbbls of oil. At June 30, 2013, the average forward NYMEX oil prices per Bbl for the remainder of 2013 and calendar years 2014 and 2015 were $95.12, $89.97, and $85.55, respectively, and the average forward NYMEX natural gas prices per Mmbtu for the remainder of 2013 and calendar years 2014 and 2015 were $3.64, $3.91 and $4.14, respectively.
Our derivative financial instruments covered approximately 57.8% and 41.6% of production volumes for the three months ended June 30, 2013 and 2012, respectively, and 51.5% and 41.9% of production volumes for the six months ended June 30, 2013 and 2012, respectively.

8.	Fair value measurements
We value our derivatives and other financial instruments according to FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
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
Fair value of derivative financial instruments
The fair value of our derivative financial instruments may be different from the settlement value based on company-specific inputs, such as credit rating, futures markets and forward curves, and readily available buyers or sellers for such assets or liabilities. During the six months ended June 30, 2013 there were no changes in the fair value level classifications. The following table presents a summary of the estimated fair value of our derivative financial instruments as of June 30, 2013 and December 31, 2012.

	June 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$30,123	$—	$30,123
	December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$37,289	$—	$37,289
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
See further details on the fair value of our derivative financial instruments in “Note 7. Derivative financial instruments”.
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
The estimated fair value of our 7.5% senior unsecured notes due September 15, 2018, or the 2018 Notes, at June 30, 2013 and December 31, 2012 is presented below. The estimated fair value of the 2018 Notes has been calculated based on market quotes.

	June 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$706,875	$—	$—	$706,875
	December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$716,250	$—	$—	$716,250

9.	Long-term debt
Our total debt is summarized as follows:

(in thousands)	June 30, 2013	December 31, 2012
EXCO Resources Credit Agreement	$474,234	$1,107,500
2018 Notes	750,000	750,000
Unamortized discount on 2018 Notes	(7,922)	(8,528)
Total debt excluding the EXCO/HGI Partnership	$1,216,312	$1,848,972
EXCO/HGI Partnership Credit Agreement	94,095	—
Total debt	$1,310,407	$1,848,972
Terms and conditions of each of these debt obligations are discussed below.
EXCO Resources Credit Agreement
As of June 30, 2013, the EXCO Resources Credit Agreement had a borrowing base of $900.0 million, with $474.2 million of outstanding indebtedness and $418.9 million of available borrowing capacity. On June 30, 2013, the one month LIBOR was 0.2%, which resulted in an interest rate of approximately 2.4%. Upon formation of the EXCO/HGI Partnership, as discussed in "Note 3. Divestitures, acquisitions and other significant events," we used the majority of our proceeds of $574.8 million to pay down the EXCO Resources Credit Agreement and the borrowing base was reduced to $900.0 million.
We used the EXCO Resources Credit Agreement to finance the Haynesville and Eagle Ford acquisitions which are discussed in "Note 15. Subsequent Events". On July 31, 2013, we amended and restated the EXCO Resources Credit Agreement which increased our borrowing base to $1.6 billion, including a $1.3 billion revolving commitment and a $300.0 million term loan. The credit agreement provides that net proceeds from certain asset sales in excess of the borrowing base value (if any) will be used to reduce the outstanding borrowings by July 31, 2014. At any time after nine months from the closing date, the lenders have the right to demand that we engage investment bankers to publicly sell or privately place debt securities in an amount that is sufficient (i) to pay off $400.0 million less the amount of net asset sale proceeds received by EXCO and applied to reduce the outstanding borrowings, and (ii) reduce the amounts outstanding under the EXCO Resources Credit Agreement so that there is at least $100.0 million in available borrowing capacity. The term loan portion of the facility is expected to be replaced with a new term loan containing terms and conditions customary for a transaction of this nature.
Under the EXCO Resources Credit Agreement, the next borrowing base redetermination will occur on April 1, 2014. Subsequent redeterminations will occur semi-annually with us and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. The interest rate grid ranges from LIBOR plus 175 bps to 275 bps (or ABR plus 75 bps to 175 bps), depending on our borrowing base usage. The interest rate grid is increased by 100 bps per annum until the net proceeds from certain asset sales reduce outstanding borrowings by $400.0 million. If the term loan portion of the EXCO Resources Credit Agreement is not replaced as expected, the interest rate grid may be increased by an additional 100 bps per annum. The maturity date for the EXCO Resources Credit Agreement is July 31, 2018.
The majority of our subsidiaries are guarantors under the EXCO Resources Credit Agreement. The EXCO Resources Credit Agreement permits investments, loans and advances to the unrestricted subsidiaries related to our joint ventures with certain limitations, and allows us to repurchase up to $200.0 million of our common stock, of which $7.5 million has been repurchased to date. The repurchase of our common stock is prohibited until the net proceeds received from certain asset sales reduce outstanding borrowings by $400.0 million. There were no share repurchases during the six months ended June 30, 2013.
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
The EXCO Resources Credit Agreement sets forth the terms and conditions under which we are permitted to pay a cash dividend on our common stock and provides that we may declare and pay cash dividends on our common stock in an amount not to exceed a cumulative total of $50.0 million in any four consecutive fiscal quarters, provided that, as of each payment date and after giving effect to the dividend payment date, (i) no default has occurred and is continuing, (ii) we have at least 10% of our borrowing base available under the EXCO Resources Credit Agreement, and (iii) payment of such dividend is permitted under the indenture governing the 2018 Notes.
As of June 30, 2013, we were in compliance with the financial covenants contained in the EXCO Resources Credit Agreement, which require that we:

•	maintain a consolidated current ratio (as defined in the EXCO Resources Credit Agreement) of at least 1.0 to 1.0 as of the end of any fiscal quarter; and

•	not permit our ratio of consolidated funded indebtedness to consolidated EBITDAX (as defined in the EXCO Resources Credit Agreement) to be greater than 4.5 to 1.0 at the end of any fiscal quarter.
While we believe our existing capital resources, including our cash flow from operations and borrowing capacity under the EXCO Resources Credit Agreement is sufficient to conduct our operations through 2013 and into 2014, there are certain risks arising from depressed oil and natural gas prices and declines in production volumes that could impact our ability to meet debt covenants in future periods. In particular, our ratio of consolidated funded indebtedness to consolidated EBITDAX, as defined in the EXCO Resources Credit Agreement, is computed using the trailing twelve month EBITDAX and only includes operations from non-guarantor subsidiaries and unconsolidated joint ventures to the extent that cash is distributed to entities under the credit agreement. As a result, our ability to maintain compliance with this covenant may be negatively impacted when oil and/or natural gas prices remain depressed for an extended period of time.
We plan to repay $400.0 million of outstanding borrowings under the EXCO Resources Credit Agreement through the sale of assets. If our cash flow, capital resources and planned asset sales are insufficient to repay our debt obligations and finance capital expenditure programs, we may be forced to sell additional assets, issue additional equity or debt securities or restructure our indebtedness. These options may not be available on commercially reasonable terms. In addition, the sale of assets or issuance of debt securities would have to be completed in compliance with the financial and other restrictive covenants in the EXCO Resources Credit Agreement and the indenture governing the 2018 Notes.
2018 Notes
The 2018 Notes are guaranteed on a senior unsecured basis by a majority of EXCO’s subsidiaries, with the exception of certain non-guarantor subsidiaries, our jointly-held equity investments with BG Group and the EXCO/HGI Partnership. Our equity investments with BG Group, other than OPCO, have been designated as unrestricted subsidiaries under the indenture governing the 2018 Notes.
As of June 30, 2013, $750.0 million in principal was outstanding on the 2018 Notes. The unamortized discount on the 2018 Notes at June 30, 2013 was $7.9 million. Interest accrues at 7.5% and is payable semi-annually in arrears on March 15th and September 15th of each year.
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
As of June 30, 2013, $369.0 million was drawn under this agreement and our proportionate share of the obligation was $94.1 million. The interest rate grid ranges from LIBOR plus 175 bps to 275 bps (or ABR plus 75 bps to 175 bps), depending on the percentages of drawn balances to the borrowing base as defined in the agreement. The borrowing base is redetermined semi-annually, with the EXCO/HGI Partnership and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. The EXCO/HGI Partnership entered into the First Amendment to the EXCO/HGI Partnership Credit Agreement on March 5, 2013, which increased the borrowing base to $470.0 million as a result of the acquisition of the shallow Cotton Valley assets from an affiliate of BG Group. The EXCO/HGI Partnership Credit Agreement matures on February 14, 2018.
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
As of June 30, 2013, the EXCO/HGI Partnership was in compliance with the financial covenants contained in the EXCO/HGI Partnership Credit Agreement, which require that it:

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

10.    Dividends
On May 30, 2013, our board of directors approved a cash dividend of $0.05 per share for the second quarter of 2013. The total cash dividend was $10.8 million, of which $10.7 million was paid on June 28, 2013 to holders of record on June 14, 2013 and the remainder was accrued to be paid to holders of restricted shares upon vesting. Total dividends paid to our shareholders for the six months ended June 30, 2013 were $21.5 million.
Any future declaration of dividends, as well as the establishment of record and payment dates, is subject to limitations under the EXCO Resources Credit Agreement, the indenture governing the 2018 Notes and the approval of our board of directors.

11.    Income taxes
We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. We have accumulated financial deferred tax assets primarily due to losses arising from ceiling test write-downs to the carrying value of our oil and natural gas properties that are subject to valuation allowances. Our valuation allowances decreased $110.3 million for the six months ended June 30, 2013. As a result of cumulative financial operating losses, we have recognized net valuation allowances of approximately $810.2 million as of June 30, 2013. The valuation allowances will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized. The valuation allowance does not impact future utilization of the underlying tax attributes.

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
Our management evaluates TGGT and the Appalachia Midstream JV’s performance on a stand-alone basis. The revenues and expenses used to compute the midstream segment's profit represent TGGT and Appalachia Midstream JV’s results of operations without regard to our 50% ownership. Since we use the equity method of accounting for TGGT, we eliminate these revenues and expenses when reconciling to our consolidated results of operations and report our net share of the midstream segment's operations as equity income (loss). See “Note 13. Equity investments” for additional details related to our equity investments, including our midstream segment.

Summarized financial information concerning our reportable segments is shown in the following table:

(in thousands)	Exploration and production	Midstream	Equity investee and intercompany eliminations	Consolidated total
For the three months ended June 30, 2013:
Third party revenues	$150,332	$57,669	$(57,669)	$150,332
Intersegment revenues	—	—	—	—
Total revenues	$150,332	$57,669	$(57,669)	$150,332
Segment profit	$111,041	$41,736	$(41,736)	$111,041
Equity income (loss)	$(576)	$11,992	$—	$11,416

For the three months ended June 30, 2012:
Third party revenues	$117,978	$63,932	$(63,932)	$117,978
Intersegment revenues	—	—	—	—
Total revenues	$117,978	$63,932	$(63,932)	$117,978
Segment profit	$66,413	$49,157	$(49,157)	$66,413
Equity income (loss)	$(1,337)	$16,370	$—	$15,033

For the six months ended June 30, 2013
Third party revenues	$288,555	$114,502	$(114,502)	$288,555
Intersegment revenues	—	—	—	—
Total revenues	$288,555	$114,502	$(114,502)	$288,555
Segment profit	$205,923	$84,337	$(84,337)	$205,923
Equity income (loss)	$(1,125)	$25,204	$—	$24,079

For the six months ended June 30, 2012
Third party revenues	$252,826	$126,856	$(126,856)	$252,826
Intersegment revenues	—	—	—	—
Total revenues	$252,826	$126,856	$(126,856)	$252,826
Segment profit	$144,849	$91,478	$(91,478)	$144,849
Equity income (loss)	$(1,745)	$8,872	$—	$7,127

As of June 30, 2013
Capital expenditures	$132,234	$14,828	$(14,828)	$132,234
Goodwill	$163,155	$—	$—	$163,155
Total assets	$1,980,914	$1,252,240	$(1,252,240)	$1,980,914

As of December 31, 2012
Capital expenditures	$501,847	$134,167	$(134,167)	$501,847
Goodwill	$218,256	$—	$—	$218,256
Total assets	$2,323,732	$1,254,217	$(1,254,217)	$2,323,732

The following table reconciles the segment profits reported above to income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Segment profit	$111,041	$66,413	$205,923	$144,849
Depletion, depreciation and amortization	(47,388)	(87,337)	(88,696)	(176,919)
Write-down of oil and natural gas properties	—	(428,801)	(10,707)	(704,665)
Accretion of discount on asset retirement obligations	(556)	(964)	(1,246)	(1,911)
General and administrative	(26,574)	(18,637)	(44,558)	(40,142)
Gain (loss) on divestitures and other operating items	(2,640)	(6,710)	182,242	(8,335)
Interest expense	(15,105)	(20,369)	(35,297)	(37,133)
Gain (loss) on derivative financial instruments	55,246	(15,258)	11,732	38,607
Other income	158	197	246	440
Equity income	11,416	15,033	24,079	7,127
Income (loss) before income taxes	$85,598	$(496,433)	$243,718	$(778,082)

13.    Equity investments
We hold equity investments in four entities with BG Group, which are described below. We use the equity method of accounting for each investment.

•	We have a 50% ownership in TGGT, which holds interests in midstream assets in East Texas and North Louisiana.

•	We own a 50% interest in OPCO, which operates the Appalachia JV properties, subject to oversight from a management board having equal representation from EXCO and BG Group.

•	We own a 50% interest in the Appalachia Midstream JV, through which we and BG Group plan to develop infrastructure and provide take-away capacity in the Marcellus shale.

•	We own a 50% interest in an entity that manages certain surface acreage.
The following tables present summarized consolidated financial information of our equity investments and a reconciliation of our investment to our proportionate 50% interest.

(in thousands)	June 30, 2013	December 31, 2012
Assets
Total current assets	$155,756	$151,098
Property and equipment, net	1,224,474	1,228,231
Other assets	5,078	6,408
Total assets	$1,385,308	$1,385,737
Liabilities and members’ equity
Total current liabilities	$115,187	$120,408
Total long term liabilities	450,375	492,071
Members’ equity:
Total members' equity	819,746	773,258
Total liabilities and members’ equity	$1,385,308	$1,385,737

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Revenues:
Oil and natural gas	$246	$87	$423	$192
Midstream	57,669	63,932	114,502	126,856
Total revenues	57,915	64,019	114,925	127,048
Costs and expenses:
Oil and natural gas production	77	59	151	116
Midstream operating	15,933	14,775	30,165	35,378
Write-down of oil and natural gas properties	—	1,230	—	1,230
Asset impairments, net of insurance recoveries	983	—	1,247	35,343
General and administrative	3,568	6,345	7,479	13,753
Depletion, depreciation and amortization	11,314	9,060	22,540	18,362
Other expenses	4,034	3,392	6,839	10,220
Total costs and expenses	35,909	34,861	68,421	114,402
Income before income taxes	22,006	29,158	46,504	12,646
Income tax expense	112	30	222	268
Net income	$21,894	$29,128	$46,282	$12,378
EXCO’s share of equity income before amortization	$10,947	$14,564	$23,141	$6,189
Amortization of the difference in the historical basis of our contribution	$469	$469	$938	$938
EXCO’s share of equity income after amortization	$11,416	$15,033	$24,079	$7,127

(in thousands)	June 30, 2013	December 31, 2012
Equity investments	$371,190	$347,008
Basis adjustment (1)	45,755	45,755
Cumulative amortization of basis adjustment (2)	(7,072)	(6,134)
EXCO’s 50% interest in equity investments	$409,873	$386,629

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

14.    Related party transactions
TGGT provides us with gathering, treating and well connect services in the ordinary course of business. In addition, TGGT also purchases natural gas from us in certain areas. OPCO serves as the operator of our wells in the Appalachia JV. There are service agreements between us and TGGT and OPCO whereby we provide administrative and technical services for which we are reimbursed. For the three and six months ended June 30, 2013 and 2012, these transactions included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
(in thousands)	TGGT	OPCO	TGGT	OPCO	TGGT	OPCO	TGGT	OPCO
Amounts paid:
Gathering, treating and well connection fees (1)	$43,180	$—	$54,726	$—	$87,613	$—	$108,824	$—
Advances to operator	—	4,478	—	21,908	—	21,910	—	26,777
Amounts received:
Natural gas purchases	1,425	—	3,618	—	3,073	—	8,725	—
General and administrative services	5,704	10,012	4,025	15,989	8,469	19,975	10,039	28,718
Other	17	—	774	—	52	—	1,444	—
Total	$7,146	$10,012	$8,417	$15,989	$11,594	$19,975	$20,208	$28,718

(1)	Represents the gross billings from TGGT.

As of June 30, 2013 and December 31, 2012, the amounts owed under the service agreements were as follows:

	June 30, 2013		December 31, 2012
(in thousands)	TGGT	OPCO	TGGT	OPCO
Amounts due to EXCO	$2,662	$3,928	$2,483	$2,956
Amounts due from EXCO (1)	13,498	—	12,540	—

(1)
OPCO is the operator of our wells in the Appalachia JV and we advance funds to OPCO on an as needed basis, which are recorded in "Other current assets" on our Condensed Consolidated Balance Sheets. Any amounts we owe are netted against the advance until the advances are utilized. If the advances are fully utilized, we record amounts owed in "Accounts payable and accrued liabilities" on our Condensed Consolidated Balance Sheets.

15.    Subsequent Events

On July 2, 2013, we entered into definitive agreements to acquire producing and undeveloped oil and natural gas assets in the Haynesville and Eagle Ford shale formations for an aggregate purchase price of approximately $1.0 billion, subject to customary preliminary purchase price adjustments, from Chesapeake. Upon execution of these agreements, we deposited $31.6 million and $68.1 million into escrow accounts for the acquisition of the Haynesville and Eagle Ford assets, respectively. The escrow accounts will remain in place after closing and will primarily be used to settle title and environmental defect adjustments.

We amended and restated the EXCO Resources Credit Agreement to facilitate these acquisitions, which increased the borrowing base to $1.6 billion, including a $1.3 billion revolving commitment and a $300.0 million term loan. The credit agreement provides that net proceeds from certain asset sales in excess of the borrowing base value (if any) will be used to reduce the outstanding borrowings by July 31, 2014. At any time after nine months from the closing date, the lenders have the right to demand that we engage investment bankers to publicly sell or privately place debt securities in an amount that is sufficient (i) to pay off $400.0 million less the amount of net asset sale proceeds received by EXCO and applied to reduce the outstanding borrowings, and (ii) reduce the amounts outstanding under the EXCO Resources Credit Agreement so that there is at least $100.0 million in available borrowing capacity. The term loan portion of the facility is expected to be replaced with a new term loan containing terms and conditions customary for a transaction of this nature. See further discussion of the EXCO Resources Credit Agreement within "Note 9. Long-term debt".

We closed the acquisition of the Haynesville assets on July 12, 2013 for a purchase price of $288.2 million, after customary preliminary purchase price adjustments. The acquisition was funded with borrowings from the EXCO Resources Credit Agreement. The acquisition included certain producing wells and non-producing oil, natural gas and mineral leases located in our core Haynesville shale operating area in Caddo Parish and DeSoto Parish, Louisiana. These properties included Chesapeake's non-operated interests in 170 wells operated by EXCO on approximately 5,600 net acres, and operated interests in 11 producing wells on approximately 4,000 net acres. The acquisition added approximately 55 identified drilling locations in the Haynesville shale formation to our drilling inventory. These assets are subject to BG Group's preferential right to acquire a 50% interest, which was formally offered to BG Group on July 13, 2013. Their election must be made within 60 days of our offer.

We closed the acquisition of the Eagle Ford assets on July 31, 2013 for a purchase price of $685.3 million, after customary preliminary purchase price adjustments. The acquisition included certain producing wells and non-producing oil, natural gas and mineral leases in the Eagle Ford shale in the counties of Zavala, Dimmit, La Salle and Frio in South Texas. These properties include operated interests in 120 wells on approximately 55,000 net acres. The acquisition added approximately 300 identified drilling locations to our drilling inventory. In addition, we entered into a farm-out agreement with Chesapeake covering an additional 147,000 net acres adjacent to the acquired properties. Pursuant to the terms of the farm-out agreement, Chesapeake retains an overriding royalty interest in wells drilled on acreage covered by the farm-out agreement, with an option to convert the overriding royalty interest to a working interest at payout of the well.

In connection with closing the acquisition of the Eagle Ford assets, we entered into the KKR Participation Agreement and sold an undivided 50% interest in the undeveloped acreage we acquired for approximately $130.9 million, after preliminary closing adjustments. Proceeds from the sale of properties under the KKR Participation Agreement were used to reduce outstanding borrowings under the EXCO Resources Credit Agreement. After giving effect to the acquisition and the KKR payment, the EXCO Resources Credit Agreement borrowing base and outstanding borrowings were reduced by $130.9 million. This resulted in a borrowing base of $1.5 billion under the EXCO Resources Credit Agreement, with $1.3 billion of outstanding indebtedness including $269.1 million remaining under the asset sale requirement as of July 31, 2013.

The KKR Participation Agreement provides that EXCO and KKR will jointly fund future costs to develop the Eagle Ford assets. With respect to each well drilled, EXCO will assign half of its undivided 50% interest in such well to KKR such that KKR will fund and own 75% of each well drilled and EXCO will fund and own 25% of each well drilled. When each quarterly tranche of wells drilled has been on production for one year, EXCO is required to offer to purchase KKR's 75% working interest at fair market value as defined in the KKR Participation Agreement, subject to specific well criteria and return hurdles. With respect to the first year (first four quarters) of the development program, we are required to make our first offer during the fourth quarter of 2014 for wells that have been on line for approximately one year.

We are currently in the process of performing the purchase price allocations for these acquisitions, and these transactions will be reflected in our condensed consolidated financial statements for the quarter ended September 30, 2013.

16.    Condensed consolidating financial statements
As of June 30, 2013, the majority of EXCO’s subsidiaries were guarantors under the EXCO Resources Credit Agreement and the indenture governing the 2018 Notes. All of our non-guarantor subsidiaries were considered unrestricted subsidiaries under the indenture governing the 2018 Notes, with the exception of our equity investment in OPCO. As of and for the six months ended June 30, 2013:

•	Our equity method investment in OPCO represented $16.2 million of equity method investments and contributed $1.2 million of equity method losses; and

•	Our interests in jointly held entities with BG Group, with the exception of OPCO, represented $355.0 million of our equity method investments and contributed $25.3 million of our equity method income.
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
The following financial information presents consolidating financial statements, which include:

•	Resources;

•	the Guarantor Subsidiaries;

•	the Non-Guarantor Subsidiaries;

•	elimination entries necessary to consolidate Resources, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries; and

•	EXCO on a consolidated basis.
Investments in subsidiaries are accounted for using the equity method of accounting for the disclosures within this footnote. The financial information for the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is presented on a combined basis. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
June 30, 2013

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$106,051	$(29,993)	$4,384	$—	$80,442
Restricted cash	—	42,542	—	—	42,542
Other current assets	47,561	156,323	9,449	—	213,333
Total current assets	153,612	168,872	13,833	—	336,317
Equity investments	—	—	371,190	—	371,190
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	98	363,536	3,773	—	367,407
Proved developed and undeveloped oil and natural gas properties	331,581	2,251,912	116,115	—	2,699,608
Accumulated depletion	(329,872)	(1,695,909)	(4,141)	—	(2,029,922)
Oil and natural gas properties, net	1,807	919,539	115,747	—	1,037,093
Gas gathering, office, field and other equipment, net	5,290	12,904	23,277	—	41,471
Investments in and advances to affiliates, net	1,446,069	—	—	(1,446,069)	—
Deferred financing costs, net	16,735	—	1,363	—	18,098
Derivative financial instruments	13,077	—	485	—	13,562
Goodwill	13,293	149,862	—	—	163,155
Other assets	1	27	—	—	28
Total assets	$1,649,884	$1,251,204	$525,895	$(1,446,069)	$1,980,914
Liabilities and shareholders' equity
Current liabilities	$38,845	$183,318	$11,382	$—	$233,545
Long-term debt	1,216,312	—	94,095	—	1,310,407
Deferred income taxes	—	—	—	—	—
Other long-term liabilities	13,845	34,111	8,124	—	56,080
Payable to parent	—	1,708,506	38,207	(1,746,713)	—
Total shareholders' equity	380,882	(674,731)	374,087	300,644	380,882
Total liabilities and shareholders' equity	$1,649,884	$1,251,204	$525,895	$(1,446,069)	$1,980,914

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$65,791	$(20,147)	$—	$—	$45,644
Restricted cash	—	70,085	—	—	70,085
Other current assets	63,333	182,804	—	—	246,137
Total current assets	129,124	232,742	—	—	361,866
Equity investments	—	—	347,008	—	347,008
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	48,179	421,864	—	—	470,043
Proved developed and undeveloped oil and natural gas properties	513,668	2,202,099	—	—	2,715,767
Accumulated depletion	(328,560)	(1,617,005)	—	—	(1,945,565)
Oil and natural gas properties, net	233,287	1,006,958	—	—	1,240,245
Gas gathering, office, field and other equipment, net	7,701	109,490	—	—	117,191
Investments in and advances to affiliates, net	1,622,731	—	—	(1,622,731)	—
Deferred financing costs, net	22,584	—	—	—	22,584
Derivative financial instruments	16,554	—	—	—	16,554
Goodwill	38,100	180,156	—	—	218,256
Other assets	1	27	—	—	28
Total assets	$2,070,082	$1,529,373	$347,008	$(1,622,731)	$2,323,732
Liabilities and shareholders' equity
Current liabilities	$37,031	$200,900	$—	$—	$237,931
Long-term debt	1,848,972	—	—	—	1,848,972
Deferred income taxes	—	—	—	—	—
Other long-term liabilities	34,686	52,750	—	—	87,436
Payable to parent	—	2,172,526	—	(2,172,526)	—
Total shareholders' equity	149,393	(896,803)	347,008	549,795	149,393
Total liabilities and shareholders' equity	$2,070,082	$1,529,373	$347,008	$(1,622,731)	$2,323,732

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended June 30, 2013

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$74	$137,318	$12,940	$—	$150,332
Costs and expenses:
Oil and natural gas production	71	10,559	5,253	—	15,883
Gathering and transportation	—	22,500	908	—	23,408
Depletion, depreciation and amortization	1,192	42,761	3,435	—	47,388
Write-down of oil and natural gas properties	—	—	—	—	—
Accretion of discount on asset retirement obligations	4	396	156	—	556
General and administrative	9,640	16,421	513	—	26,574
(Gain) loss on divestitures and other operating items	745	1,904	(9)	—	2,640
Total costs and expenses	11,652	94,541	10,256	—	116,449
Operating income (loss)	(11,578)	42,777	2,684	—	33,883
Other income (expense):
Interest expense	(14,298)	—	(807)	—	(15,105)
Gain on derivative financial instruments	51,495	455	3,296	—	55,246
Other income	82	76	—	—	158
Equity income	—	—	11,416	—	11,416
Equity in earnings of subsidiaries	59,897	—	—	(59,897)	—
Total other income	97,176	531	13,905	(59,897)	51,715
Income before income taxes	85,598	43,308	16,589	(59,897)	85,598
Income tax expense	—	—	—	—	—
Net income	$85,598	$43,308	$16,589	$(59,897)	$85,598

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended June 30, 2012

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$18,991	$98,987	$—	$—	$117,978
Costs and expenses:
Oil and natural gas production	4,754	20,898	—	—	25,652
Gathering and transportation	—	25,913	—	—	25,913
Depletion, depreciation and amortization	6,420	80,917	—	—	87,337
Write-down of oil and natural gas properties	—	428,801	—	—	428,801
Accretion of discount on asset retirement obligations	130	834	—	—	964
General and administrative	794	17,843	—	—	18,637
Other operating items	(23)	6,733	—	—	6,710
Total costs and expenses	12,075	581,939	—	—	594,014
Operating income (loss)	6,916	(482,952)	—	—	(476,036)
Other income (expense):
Interest expense	(20,366)	(3)	—	—	(20,369)
Loss on derivative financial instruments	(14,044)	(1,214)	—	—	(15,258)
Other income	57	140	—	—	197
Equity income	—	—	15,033	—	15,033
Equity in earnings (losses) of subsidiaries	(468,996)	—	—	468,996	—
Total other income (expense)	(503,349)	(1,077)	15,033	468,996	(20,397)
Income (loss) before income taxes	(496,433)	(484,029)	15,033	468,996	(496,433)
Income tax expense	—	—	—	—	—
Net income (loss)	$(496,433)	$(484,029)	$15,033	$468,996	$(496,433)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the six months ended June 30, 2013

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$8,120	$261,792	$18,643	$—	$288,555
Costs and expenses:
Oil and natural gas production	2,283	24,664	7,801	—	34,748
Gathering and transportation	—	46,507	1,377	—	47,884
Depletion, depreciation and amortization	3,799	80,289	4,608	—	88,696
Write-down of oil and natural gas properties	—	10,707	—	—	10,707
Accretion of discount on asset retirement obligations	54	945	247	—	1,246
General and administrative	10,293	33,384	881	—	44,558
Gain on divestitures and other operating items	(25,229)	(157,000)	(13)	—	(182,242)
Total costs and expenses	(8,800)	39,496	14,901	—	45,597
Operating income	16,920	222,296	3,742	—	242,958
Other income (expense):
Interest expense	(34,175)	—	(1,122)	—	(35,297)
Gain (loss) on derivative financial instruments	11,693	(235)	274	—	11,732
Other income	129	115	2	—	246
Equity income	—	—	24,079	—	24,079
Equity in earnings of subsidiaries	249,151	—	—	(249,151)	—
Total other income (expense)	226,798	(120)	23,233	(249,151)	760
Income before income taxes	243,718	222,176	26,975	(249,151)	243,718
Income tax expense	—	—	—	—	—
Net income	$243,718	$222,176	$26,975	$(249,151)	$243,718

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the six months ended June 30, 2012

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$42,264	$210,562	$—	$—	$252,826
Costs and expenses:
Oil and natural gas production	9,879	45,762	—	—	55,641
Gathering and transportation	—	52,336	—	—	52,336
Depletion, depreciation and amortization	(472)	177,391	—	—	176,919
Write-down of oil and natural gas properties	—	704,665	—	—	704,665
Accretion of discount on asset retirement obligations	256	1,655	—	—	1,911
General and administrative	4,569	35,573	—	—	40,142
Other operating items	19	8,316	—	—	8,335
Total costs and expenses	14,251	1,025,698	—	—	1,039,949
Operating income (loss)	28,013	(815,136)	—	—	(787,123)
Other income (expense):
Interest expense	(37,130)	(3)	—	—	(37,133)
Gain on derivative financial instruments	35,179	3,428	—	—	38,607
Other income	93	347	—	—	440
Equity income	—	—	7,127	—	7,127
Equity in earnings (losses) of subsidiaries	(804,237)	—	—	804,237	—
Total other income (expense)	(806,095)	3,772	7,127	804,237	9,041
Income (loss) before income taxes	(778,082)	(811,364)	7,127	804,237	(778,082)
Income tax expense	—	—	—	—	—
Net income (loss)	$(778,082)	$(811,364)	$7,127	$804,237	$(778,082)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 2013

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(3,892)	$168,302	$6,822	$—	$171,232
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment and property acquisitions	(8,907)	(120,434)	(36,412)	—	(165,753)
Restricted cash	—	27,543	—	—	27,543
Equity method investments	—	(104)	—	—	(104)
Proceeds from disposition of property and equipment	244,499	368,591	—	—	613,090
Distribution received from EXCO/HGI Partnership	1,275	—	—	(1,275)	—
Net changes in advances from Appalachia JV	—	8,276	—	—	8,276
Advances/investments with affiliates	462,020	(462,020)	—	—	—
Net cash provided by (used in) investing activities	698,887	(178,148)	(36,412)	(1,275)	483,052
Financing Activities:
Borrowings under credit agreements	10,000	—	36,757	—	46,757
Repayments under credit agreements	(643,266)	—	(1,275)	—	(644,541)
Proceeds from issuance of common stock	42	—	—	—	42
Payment of common stock dividends	(21,479)	—	—	—	(21,479)
EXCO/HGI Partnership capital distribution	—	—	(1,275)	1,275	—
Deferred financing costs and other	(32)	—	(233)	—	(265)
Net cash provided by (used in) financing activities	(654,735)	—	33,974	1,275	(619,486)
Net increase (decrease) in cash	40,260	(9,846)	4,384	—	34,798
Cash at beginning of period	65,791	(20,147)	—	—	45,644
Cash at end of period	$106,051	$(29,993)	$4,384	$—	$80,442

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 2012

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$118,650	$161,818	$—	$—	$280,468
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment and property acquisitions	(21,095)	(287,622)	—	—	(308,717)
Restricted cash	—	95,167	—	—	95,167
Equity method investments	—	(10,254)	—	—	(10,254)
Proceeds from disposition of property and equipment	15,397	1,603	—	—	17,000
Net changes in advances from Appalachia JV	—	5,193	—	—	5,193
Advances/investments with affiliates	(64,722)	64,722	—	—	—
Net cash used in investing activities	(70,420)	(131,191)	—	—	(201,611)
Financing Activities:
Borrowings under credit agreements	53,000	—	—	—	53,000
Repayments under credit agreements	(93,000)	—	—	—	(93,000)
Proceeds from issuance of common stock	297	—	—	—	297
Payment of common stock dividends	(17,132)	—	—	—	(17,132)
Deferred financing costs and other	(1,623)	—	—	—	(1,623)
Net cash used in financing activities	(58,458)	—	—	—	(58,458)
Net increase (decrease) in cash	(10,228)	30,627	—	—	20,399
Cash at beginning of period	78,664	(46,667)	—	—	31,997
Cash at end of period	$68,436	$(16,040)	$—	$—	$52,396

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. The statements that contain these words should be read carefully because they discuss future expectations, contain projections of results of operations or our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise any forward-looking statements, except as required by applicable securities laws. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Quarterly Report on Form 10-Q, including, but not limited to:

•	fluctuations in the prices of oil, natural gas and natural gas liquids;

•	the availability of foreign oil, natural gas and natural gas liquids;

•	future capital requirements and availability of financing;

•	our ability to meet our current and future debt service obligations;

•	disruption of credit and capital markets and the ability of financial institutions to honor their commitments;

•	estimates of reserves and economic assumptions;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	exploratory risks, primarily related to our activities in shale formations including our recent acquisition in the Eagle Ford shale;

•	risks associated with the operation of natural gas pipelines and gathering systems;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	cash flow and liquidity;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	marketing of oil and natural gas;

•	political and economic conditions and events in oil-producing and natural gas-producing countries;

•	title to our properties;

•	litigation;

•	competition;

•	general economic conditions, including costs associated with drilling and operation of our properties;

•
environmental or other governmental regulations, including legislation to reduce emissions of greenhouse gases, legislation of derivative financial instruments, regulation of hydraulic fracture stimulation and elimination of income tax incentives available to our industry;

•	receipt and collectability of amounts owed to us by purchasers of our production and counterparties to our derivative financial instruments;

•	decisions whether or not to enter into derivative financial instruments;

•	potential acts of terrorism;

•	our ability to manage joint ventures with third parties including the resolution of any material disagreements and our partners' ability to satisfy obligations under these arrangements;

•	actions of third party co-owners of interests in properties in which we also own an interest;

•	fluctuations in interest rates; and

•	our ability to effectively integrate companies and properties that we acquire.
We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. We caution users of the financial statements not to place undue reliance on any forward-looking statements. When considering our forward-looking statements, keep in mind the cautionary statements in this Quarterly Report on Form 10-Q, and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission, or the SEC, on February 21, 2013.
Our revenues, operating results and financial condition substantially depend on prevailing prices for oil and natural gas and the availability of capital. Declines in oil or natural gas prices may have a material adverse effect on our financial condition, liquidity, results of operations, the amount of oil or natural gas that we can produce economically and the ability to fund our operations. Historically, oil and natural gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.
Overview
We are an independent oil and natural gas company engaged in the acquisition, exploration, exploitation, development and production of onshore U.S. oil and natural gas properties. Our principal operations are conducted in certain key U.S. oil and natural gas areas including Texas, Louisiana, and the Appalachia region. In addition to our oil and natural gas producing operations, we own 50% interests in two midstream joint ventures located in East Texas/North Louisiana and Appalachia.
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
Our current acquisition strategy focuses on producing properties with upside development opportunities. These acquisitions are dependent on oil and natural gas prices, availability of producing properties and attractive acreage, acceptable rates of return and availability of borrowing capacity or capital from other sources. While we expect to continue to evaluate acreage acquisition opportunities in our shale areas, we believe the current market provides greater opportunities from producing property acquisitions rather than undeveloped acreage acquisitions.
Like all oil and natural gas exploration and production companies, we face the challenge of natural production declines. Oil and natural gas production from a given well naturally decreases over time. We attempt to offset the impact of this natural decline by drilling to identify and develop additional reserves and adding reserves through acquisitions.

Recent Developments

Haynesville and Eagle Ford Acquisitions
On July 2, 2013, we entered into definitive agreements to acquire producing and undeveloped oil and natural gas assets in the Haynesville and Eagle Ford shale formations for an aggregate purchase price of approximately $1.0 billion, subject to customary preliminary purchase price adjustments, from subsidiaries of Chesapeake Energy Corporation, or Chesapeake. Upon execution of these agreements, we deposited $31.6 million and $68.1 million into escrow accounts for the acquisition of the Haynesville and Eagle Ford assets, respectively. The escrow accounts will remain in place after closing and will primarily be used to settle title and environmental defect adjustments.
We amended and restated the EXCO Resources Credit Agreement to facilitate these acquisitions, which increased the borrowing base to $1.6 billion, including a $1.3 billion revolving commitment and a $300.0 million term loan. The credit agreement provides that net proceeds from certain asset sales in excess of the borrowing base value (if any) will be used to reduce the outstanding borrowings by July 31, 2014. At any time after nine months from the closing date, the lenders have the right to demand that we engage investment bankers to publicly sell or privately place debt securities in an amount that is sufficient (i) to pay off $400.0 million less the amount of net asset sale proceeds received by EXCO and applied to reduce the outstanding borrowings, and (ii) reduce the amounts outstanding under the EXCO Resources Credit Agreement so that there is at least $100.0 million in available borrowing capacity. The term loan portion of the facility is expected to be replaced with a new term loan containing terms and conditions customary for a transaction of this nature. See further discussion of the EXCO Resources Credit Agreement within "Note 9. Long-term debt" in the Notes to our Condensed Consolidated Financial Statements.

We closed the acquisition of the Haynesville assets on July 12, 2013 for a purchase price of $288.2 million, after customary preliminary purchase price adjustments. The acquisition was funded with borrowings from the EXCO Resources Credit Agreement. The acquisition included certain producing wells and non-producing oil, natural gas and mineral leases located in our core Haynesville shale operating area in Caddo Parish and DeSoto Parish, Louisiana. These properties included Chesapeake's non-operated interests in 170 wells operated by EXCO on approximately 5,600 net acres, and operated interests in 11 producing wells on approximately 4,000 net acres. The acquisition added approximately 55 identified drilling locations in the Haynesville shale formation to our drilling inventory. These assets are subject to BG Group's preferential right to acquire a 50% interest, which was formally offered to BG Group on July 13, 2013. Their election must be made within 60 days of our offer.
We closed the acquisition of the Eagle Ford assets on July 31, 2013 for a purchase price of $685.3 million, after customary preliminary purchase price adjustments. The acquisition included certain producing wells and non-producing oil, natural gas and mineral leases in the Eagle Ford shale in the counties of Zavala, Dimmit, La Salle and Frio in South Texas. These properties include operated interests in 120 wells on approximately 55,000 net acres. The acquisition added approximately 300 identified drilling locations to our drilling inventory. In addition, we entered into a farm-out agreement with Chesapeake covering an additional 147,000 net acres adjacent to the acquired properties. Pursuant to the terms of the farm-out agreement, Chesapeake retains an overriding royalty interest in wells drilled on acreage covered by the farm-out agreement, with an option to convert the overriding royalty interest to a working interest at payout of the well.
In connection with closing the acquisition of the Eagle Ford assets, we entered into a participation agreement with Kohlberg Kravis Roberts & Co. L.P., or KKR, and sold an undivided 50% interest in the undeveloped acreage we acquired for approximately $130.9 million, after preliminary closing adjustments, or the KKR Participation Agreement. Proceeds from the sale of properties under the KKR Participation Agreement were used to reduce outstanding borrowings under the EXCO Resources Credit Agreement. After giving effect to the acquisition and the KKR payment, the EXCO Resources Credit Agreement borrowing base and outstanding borrowings were reduced by $130.9 million. This resulted in a borrowing base of $1.5 billion under the EXCO Resources Credit Agreement, with $1.3 billion of outstanding indebtedness including $269.1 million remaining under the asset sale requirement as of July 31, 2013.
The KKR Participation Agreement provides that EXCO and KKR will jointly fund future costs to develop the Eagle Ford assets. With respect to each well drilled, EXCO will assign half of its undivided 50% interest in such well to KKR such that KKR will fund and own 75% of each well drilled and EXCO will fund and own 25% of each well drilled. When each quarterly tranche of wells drilled has been on production for one year, EXCO is required to offer to purchase KKR's 75% working interest at fair market value as defined in the KKR Participation Agreement, subject to specific well criteria and return hurdles. With respect to the first year (first four quarters) of the development program, we are required to make our first offer during the fourth quarter of 2014 for wells that have been on line for approximately one year. The parties have agreed on approximately 300 identified locations to be drilled over a five year period.

EXCO/HGI Partnership
On February 14, 2013, we formed a partnership, or the EXCO/HGI Partnership, with Harbinger Group Inc., or HGI. Pursuant to the agreements governing the transaction, we contributed our conventional non-shale assets in East Texas and North Louisiana and our shallow Canyon Sand and other assets in the Permian Basin of West Texas to the EXCO/HGI Partnership in exchange for net proceeds of $574.8 million, after final purchase price adjustments, and a 25.5% economic interest in the EXCO/HGI Partnership. HGI's economic interest in the EXCO/HGI Partnership is 74.5%. The primary strategy of the EXCO/HGI Partnership is to acquire conventional producing oil and natural gas properties to enhance asset value and cash flow. Proceeds from the formation of the EXCO/HGI Partnership were used to reduce our outstanding indebtedness under the EXCO Resources Credit Agreement.
Immediately following the closing, the EXCO/HGI Partnership entered into an agreement to purchase the remaining shallow Cotton Valley assets within our joint venture with an affiliate of BG Group, for $130.9 million after customary preliminary purchase price adjustments. The assets acquired as a result of this transaction represented an incremental working interest in properties owned by the EXCO/HGI Partnership. The transaction closed on March 5, 2013 and was funded with borrowings from the EXCO/HGI Partnership's credit agreement, or the EXCO/HGI Partnership Credit Agreement.

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

Our results of operations
A summary of key financial data for the three and six months ended June 30, 2013 and 2012 related to our results of operations is presented below:

	Three Months Ended June 30,		Quarter to quarter change	Six Months Ended June 30,		Period to period change
(dollars in thousands, except per unit prices)	2013	2012		2013	2012
Production:
Oil (Mbbls)	50	182	(132)	152	374	(222)
Natural gas liquids (Mbbls)	43	131	(88)	125	253	(128)
Natural gas (Mmcf)	37,695	48,162	(10,467)	77,288	95,154	(17,866)
Total production (Mmcfe) (1)	38,253	50,040	(11,787)	78,950	98,916	(19,966)
Average daily production (Mmcfe)	420	550	(130)	436	543	(107)
Revenues before derivative financial instrument activities:
Oil	$4,524	$15,721	$(11,197)	$12,858	$34,371	$(21,513)
Natural gas liquids	1,461	5,259	(3,798)	4,554	11,713	(7,159)
Natural gas	144,347	96,998	47,349	271,143	206,742	64,401
Total revenues	$150,332	$117,978	$32,354	$288,555	$252,826	$35,729
Oil and natural gas derivative financial instruments:
Cash settlements on derivative financial instruments	$794	$61,815	$(61,021)	$17,511	$111,960	$(94,449)
Non-cash change in fair value of derivative financial instruments	54,452	(77,073)	131,525	(5,779)	(73,353)	67,574
Total derivative financial instrument activities	$55,246	$(15,258)	$70,504	$11,732	$38,607	$(26,875)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$90.48	$86.38	$4.10	$84.59	$91.90	$(7.31)
Natural gas liquids (per Bbl)	33.98	40.15	(6.17)	36.43	46.30	(9.87)
Natural gas (per Mcf)	3.83	2.01	1.82	3.51	2.17	1.34
Natural gas equivalent (per Mcfe)	3.93	2.36	1.57	3.65	2.56	1.09
Costs and expenses:
Oil and natural gas operating costs	$11,902	$18,863	$(6,961)	$25,519	$41,659	$(16,140)
Production and ad valorem taxes	3,981	6,789	(2,808)	9,229	13,982	(4,753)
Gathering and transportation	23,408	25,913	(2,505)	47,884	52,336	(4,452)
Depletion	45,366	83,515	(38,149)	84,357	169,031	(84,674)
Depreciation and amortization	2,022	3,822	(1,800)	4,339	7,888	(3,549)
General and administrative (2)	26,574	18,637	7,937	44,558	40,142	4,416
Interest expense	15,105	20,369	(5,264)	35,297	37,133	(1,836)
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$0.31	$0.38	$(0.07)	$0.32	$0.42	$(0.10)
Production and ad valorem taxes	0.10	0.14	(0.04)	0.12	0.14	(0.02)
Gathering and transportation	0.61	0.52	0.09	0.61	0.53	0.08
Depletion	1.19	1.67	(0.48)	1.07	1.71	(0.64)
Depreciation and amortization	0.05	0.08	(0.03)	0.05	0.08	(0.03)
General and administrative	0.69	0.37	0.32	0.56	0.41	0.15
Net income (loss)	$85,598	$(496,433)	$582,031	$243,718	$(778,082)	$1,021,800

(1)	Mmcfe is calculated by converting one barrel of oil or natural gas liquids into six Mcf of natural gas.

(2)
Share-based compensation expense included in general and administrative expenses was $4.6 million and $2.6 million for the three months ended June 30, 2013 and 2012, respectively, and $6.3 million and $5.5 million for the six months ended June 30, 2013 and 2012, respectively.

Following is a discussion of our financial condition and results of operations for the three and six months ended June 30, 2013 and 2012. The comparability of our results of operations was impacted by:

•	the formation of the EXCO/HGI Partnership in the first quarter of 2013;

•	fluctuations in oil, natural gas and natural gas liquids prices, which impact our oil and natural gas reserves, revenues, cash flows and net income or loss;

•	ceiling test write-downs in 2013 and 2012;

•	asset impairments and other non-recurring costs;

•	mark-to-market gains and losses from our derivative financial instruments;

•	changes in proved reserves and production volumes and their impact on depletion;

•	the impact of declining natural gas production volumes from our significantly reduced horizontal drilling activities in shale formations; and

•	significant changes in the amount of our long-term debt.
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

We engage in oil and natural gas production activities in geographic regions where, from time to time, the supply of oil or natural gas available for delivery exceeds the demand. If this occurs, companies purchasing oil or natural gas in these areas may reduce the amount of oil or natural gas that they purchase from us. If we cannot locate other buyers for our production or for any of our oil or natural gas reserves, we may shut in our oil or natural gas wells for certain periods of time. If this occurs, we may incur additional payment obligations under our oil and natural gas leases and, under certain circumstances, the oil and natural gas leases might be terminated. Economic conditions, particularly low oil and natural gas prices, may negatively impact the liquidity and creditworthiness of our purchasers and may expose us to risk with respect to the ability to collect payments for the oil and natural gas we deliver.
Summary
For the three months ended June 30, 2013, we reported net income of $85.6 million compared to a net loss of $496.4 million for the three months ended June 30, 2012. The net income for the three months ended June 30, 2013 was primarily the result of income from operations and unrealized gains on derivative instruments. For the six months ended June 30, 2013, we reported net income of $243.7 million compared to a net loss of $778.1 million for the six months ended June 30, 2012. The net income for the six months ended June 30, 2013 was primarily the result of income from operations and the gain on the divestiture of certain oil and natural gas properties and related assets in connection with the formation of the EXCO/HGI Partnership. The net losses for the comparable periods in the prior year were primarily the result of ceiling test write-downs due to low natural gas prices. Average natural gas equivalent prices for the three and six months ended June 30, 2013 averaged $3.93 and $3.65 per Mcfe, respectively, compared with average natural gas equivalent prices for the three and six months ended June 30, 2012 of $2.36 and $2.56 per Mcfe, respectively.
We use oil and natural gas swap and call option contracts to manage our exposure to commodity price fluctuations, protect our returns on investments and achieve a more predictable cash flow from our operations. We do not designate our derivative financial instruments as hedges. As a result, we mark non-cash changes in the fair value of unsettled derivative financial instruments to market at the end of each reporting period and recognize the change in our results of operations. The impacts of realized and unrealized changes in the fair value of derivative financial instruments resulted in net gains of $55.2 million and net losses of $15.3 million for the three months ended June 30, 2013 and 2012, respectively, and net gains of $11.7 million and $38.6 million for the six months ended June 30, 2013 and 2012, respectively.
Presentation of results of operations of the EXCO/HGI Partnership
Our discussion of production, revenues and direct operating expenses is based on our producing regions and the EXCO/HGI Partnership. The EXCO/HGI Partnership includes conventional non-shale assets in East Texas, North Louisiana and the Permian Basin. Prior to the formation of the EXCO/HGI Partnership on February 14, 2013, the operating results of the properties contributed by EXCO were included within the "East Texas/North Louisiana" and "Permian and other" regions within our discussion of production, revenues and direct operating expenses. The operating results of the EXCO/HGI Partnership represent our proportionate interest subsequent to its formation on February 14, 2013.
Oil and natural gas production, revenues and prices
We are presenting information on a pro forma basis to provide a more meaningful analysis of our on-going production activity as a result of the formation of the EXCO/HGI Partnership. These pro forma adjustments reflect the contribution of properties by EXCO in connection with the formation of the EXCO/HGI Partnership and include the EXCO/HGI Partnership's acquisition of shallow Cotton Valley assets from an affiliate of BG Group. The pro forma adjustments reflect our production as if the formation of the EXCO/HGI Partnership and acquisition of the Cotton Valley assets had occurred on January 1, 2012.

	Three Months Ended June 30,
	2013			2012			Quarter to quarter change
(in Mmcfe)	Production	Pro forma adjustments	Pro forma production	Production	Pro forma adjustments	Pro forma production	Production	Pro forma production
Producing region:
East Texas/North Louisiana	29,850	—	29,850	43,980	(7,011)	36,969	(14,130)	(7,119)
Appalachia	5,840	—	5,840	3,744	—	3,744	2,096	2,096
Permian and other	24	—	24	2,316	(2,285)	31	(2,292)	(7)
EXCO/HGI Partnership	2,539	—	2,539	—	2,935	2,935	2,539	(396)
Total	38,253	—	38,253	50,040	(6,361)	43,679	(11,787)	(5,426)

	Six Months Ended June 30,
	2013			2012			Period to period change
(in Mmcfe)	Production	Pro forma adjustments	Pro forma production	Production	Pro forma adjustments	Pro forma production	Production	Pro forma production
Producing region:
East Texas/North Louisiana	63,299	(3,094)	60,205	86,923	(14,475)	72,448	(23,624)	(12,243)
Appalachia	10,906	—	10,906	7,389	—	7,389	3,517	3,517
Permian and other	1,027	(972)	55	4,604	(4,508)	96	(3,577)	(41)
EXCO/HGI Partnership	3,718	1,361	5,079	—	6,016	6,016	3,718	(937)
Total	78,950	(2,705)	76,245	98,916	(12,967)	85,949	(19,966)	(9,704)
The following table presents our production, revenue and average sales prices for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013			2012			Quarter to quarter change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
East Texas/North Louisiana	29,850	$112,798	$3.78	43,980	$90,246	$2.05	(14,130)	$22,552	$1.73
Appalachia	5,840	24,520	4.20	3,744	8,741	2.33	2,096	15,779	1.87
Permian and other	24	75	3.13	2,316	18,991	8.20	(2,292)	(18,916)	(5.07)
EXCO/HGI Partnership	2,539	12,939	5.10	—	—	—	2,539	12,939	5.10
Total	38,253	$150,332	$3.93	50,040	$117,978	$2.36	(11,787)	$32,354	$1.57

	Six Months Ended June 30,
	2013			2012			Period to period change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
East Texas/North Louisiana	63,299	$219,585	$3.47	86,923	$191,323	$2.20	(23,624)	$28,262	$1.27
Appalachia	10,906	42,207	3.87	7,389	19,239	2.60	3,517	22,968	1.27
Permian and other	1,027	8,120	7.91	4,604	42,264	9.18	(3,577)	(34,144)	(1.27)
EXCO/HGI Partnership	3,718	18,643	5.01	—	—	—	3,718	18,643	5.01
Total	78,950	$288,555	$3.65	98,916	$252,826	$2.56	(19,966)	$35,729	$1.09
Production in our East Texas/North Louisiana region for the three months ended June 30, 2013 decreased by 14.1 Bcfe from the comparable period in the prior year. The decrease in production was primarily due to the impact of the contribution of properties to the EXCO/HGI Partnership of 7.0 Bcfe, as well as normal production declines from our reduced drilling program.

During the three months ended June 30, 2013, we operated three horizontal rigs in the East Texas/North Louisiana region, as compared to an average of eight rigs during the three months ended June 30, 2012. The increase in production of 2.1 Bcfe in Appalachia was a result of our drilling and completion activities in the Marcellus shale which resulted in 32 additional wells coming on line subsequent to June 30, 2012. The decrease in production in the Permian and other region was primarily the result of the contribution of properties to the EXCO/HGI Partnership. The EXCO/HGI Partnership's production consisted of 2.0 Bcfe from East Texas/North Louisiana and 0.5 Bcfe from the Permian basin.
For the three months ended June 30, 2013, oil and natural gas revenues were $150.3 million, a 27.4% increase from the oil and natural gas revenues of $118.0 million for the three months ended June 30, 2012. The increase in revenues was primarily the result of an increase in natural gas prices, which was partially offset by lower revenues arising from the contribution of properties to the EXCO/HGI Partnership and normal production declines. Our average natural gas sales price, excluding the impact of derivative financial instruments, was $3.83 per Mcf for the three months ended June 30, 2013 compared with $2.01 per Mcf for the three months ended June 30, 2012, an increase of 90.5%. Our average sales price of oil per Bbl, excluding the impact of derivative financial instruments, increased 4.7% to $90.48 per Bbl for the three months ended June 30, 2013 from $86.38 per Bbl for the three months ended June 30, 2012. Our average sales price of natural gas liquids per Bbl decreased 15.4% to $33.98 per Bbl for the three months ended June 30, 2013 from $40.15 per Bbl for the three months ended June 30, 2012.
Production in our East Texas/North Louisiana region for the six months ended June 30, 2013 decreased by 23.6 Bcfe from the comparable period in the prior year. The decrease in production was primarily due to the impact of the contribution of properties to the EXCO/HGI Partnership of 11.4 Bcfe, as well as normal production declines from our reduced drilling program. During the six months ended June 30, 2013, we operated three horizontal rigs in the East Texas/North Louisiana region, as compared to an average of 11 rigs during the six months ended June 30, 2012. The increase in production of 3.5 Bcfe in Appalachia was a result of our drilling and completion activities in the Marcellus shale. The decrease in production in the Permian and other region was primarily the result of the contribution of properties to the EXCO/HGI Partnership. The EXCO/HGI Partnership's production consisted of 2.9 Bcfe from East Texas/North Louisiana and 0.8 Bcfe from the Permian basin.
For the six months ended June 30, 2013 and 2012, oil and natural gas revenues were $288.6 million and $252.8 million, respectively. The increase in revenues was primarily the result of an increase in natural gas prices, which was partially offset by lower revenues arising from the contribution of properties to the EXCO/HGI Partnership and normal production declines. Our average natural gas sales price, excluding the impact of derivative financial instruments, was $3.51 per Mcf for the six months ended June 30, 2013 compared to $2.17 per Mcf for the six months ended June 30, 2012. Our average sales price of oil per Bbl, excluding the impact of derivative financial instruments, decreased 8.0% to $84.59 per Bbl for the six months ended June 30, 2013 from $91.90 per Bbl for the six months ended June 30, 2012. Our average sales price of natural gas liquids per Bbl decreased 21.3% to $36.43 per Bbl for the six months ended June 30, 2013 from $46.30 per Bbl for the six months ended June 30, 2012.

Oil and natural gas operating costs
The following tables present our operating costs for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013			2012			Quarter to quarter change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$3,515	$1,293	$4,808	$10,092	$1,932	$12,024	$(6,577)	$(639)	$(7,216)
Appalachia	3,145	—	3,145	3,671	—	3,671	(526)	—	(526)
Permian and other	62	—	62	2,990	178	3,168	(2,928)	(178)	(3,106)
EXCO/HGI Partnership	3,330	557	3,887	—	—	—	3,330	557	3,887
Total	$10,052	$1,850	$11,902	$16,753	$2,110	$18,863	$(6,701)	$(260)	$(6,961)

	Three Months Ended June 30,
	2013			2012			Quarter to quarter change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$0.12	$0.04	$0.16	$0.23	$0.04	$0.27	$(0.11)	$—	$(0.11)
Appalachia	0.54	—	0.54	0.98	—	0.98	(0.44)	—	(0.44)
Permian and other	2.58	—	2.58	1.29	0.08	1.37	1.29	(0.08)	1.21
EXCO/HGI Partnership	1.31	0.22	1.53	—	—	—	1.31	0.22	1.53
Operating costs per Mcfe	$0.26	$0.05	$0.31	$0.34	$0.04	$0.38	$(0.08)	$0.01	$(0.07)

	Six Months Ended June 30,
	2013			2012			Period to period change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$8,922	$2,888	$11,810	$21,393	$5,742	$27,135	$(12,471)	$(2,854)	$(15,325)
Appalachia	6,423	—	6,423	8,081	—	8,081	(1,658)	—	(1,658)
Permian and other	1,522	—	1,522	6,145	298	6,443	(4,623)	(298)	(4,921)
EXCO/HGI Partnership	4,982	782	5,764	—	—	—	4,982	782	5,764
Total	$21,849	$3,670	$25,519	$35,619	$6,040	$41,659	$(13,770)	$(2,370)	$(16,140)

	Six Months Ended June 30,
	2013			2012			Period to period change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$0.14	$0.05	$0.19	$0.25	$0.07	$0.32	$(0.11)	$(0.02)	$(0.13)
Appalachia	0.59	—	0.59	1.09	—	1.09	(0.50)	—	(0.50)
Permian and other	1.48	—	1.48	1.33	0.06	1.39	0.15	(0.06)	0.09
EXCO/HGI Partnership	1.34	0.21	1.55	—	—	—	1.34	0.21	1.55
Total	$0.28	$0.04	$0.32	$0.36	$0.06	$0.42	$(0.08)	$(0.02)	$(0.10)

Our oil and natural gas operating costs for the three months ended June 30, 2013 were $11.9 million compared with $18.9 million for the three months ended June 30, 2012. Our oil and natural gas operating costs for the six months ended June 30, 2013 were $25.5 million compared with $41.7 million for the six months ended June 30, 2012. The decreases compared to the comparable periods in the prior year were primarily due to the contribution of properties to the EXCO/HGI Partnership and the implementation of cost saving initiatives throughout our organization.
As shown in the tables above, on a per Mcfe basis, oil and natural gas operating costs for the three months ended June 30, 2013 decreased $0.07 per Mcfe, a decrease of 18.4%, from the same period in 2012. Operating costs for the six months ended June 30, 2013 were $0.32 per Mcfe, a decrease of 23.8% from the same period in 2012. The net decreases in oil and natural gas operating costs per Mcfe compared to the comparable periods in the prior year were primarily due to the implementation of cost savings initiatives. Examples of these actions include shutting in marginal producing wells with high-cost water production, decreased compression expenditures and modification of our chemical treating programs. The net decrease in oil and natural gas operating costs per Mcfe is also attributable to the contribution of properties to EXCO/HGI Partnership, which typically have higher costs per Mcfe compared to the rest of our properties.

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
In the first half of 2013, TGGT continued to reduce its operating expenses through an effective asset optimization program. In addition,TGGT's capital expenditures decreased from $97.0 million during the six months ended June 30, 2012 to $15.0 million during the six months ended June 30, 2013, primarily due to the completion of major treating projects in 2012 and reductions in drilling activity in 2013. While throughput during the three and six months ended June 30, 2013 was similar to the prior year, we expect throughput to decline in the second half of 2013 due to normal production declines and reduced drilling activity in the Haynesville shale.
Gathering and transportation
Gathering and transportation expenses totaled $23.4 million, or $0.61 per Mcfe, for the three months ended June 30, 2013, compared to $25.9 million, or $0.52 per Mcfe, for the three months ended June 30, 2012. Gathering and transportation expenses for the six months ended June 30, 2013 and 2012 were $47.9 million, or $0.61 per Mcfe, and $52.3 million, or $0.53 per Mcfe, respectively. The increases in gathering and transportation expense on a per Mcfe rate were primarily due to lower production volumes and the fixed costs associated with firm transportation.
We have entered into firm transportation agreements with pipeline companies to facilitate sales of our Haynesville volumes and report these firm transportation costs as a component of gathering and transportation expenses. As of June 30, 2013, our firm transportation commitments average 809 Mmcf per day through 2015, with average annual minimum expenses of approximately $92.5 million per year. These firm transportation commitments average 738 Mmcf per day in 2016 and trend down to 400 Mmcf per day in 2021, with average annual minimum expenses of approximately $89.5 million per year in 2016 which trend down to $48.9 million in 2021.
Production and ad valorem taxes
The following table presents our production and ad valorem taxes on a per Mcfe basis and percentage of revenue basis for the three and six months ended June 30, 2013 and 2012. Overall, our production and ad valorem tax rates per Mcfe were $0.10 per Mcfe for the three months ended June 30, 2013 compared with $0.14 per Mcfe for the three months ended June 30, 2012. Our production and ad valorem tax rates per Mcfe were $0.12 per Mcfe for the six months ended June 30, 2013 compared with $0.14 per Mcfe for the six months ended June 30, 2012.

	Three Months Ended June 30,
	2013			2012
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
East Texas/North Louisiana	$1,883	1.7%	$0.06	$4,380	4.9%	$0.10
Appalachia	725	3.0%	0.12	822	9.4%	0.22
Permian and other	6	8.0%	0.25	1,587	8.4%	0.69
EXCO/HGI Partnership	1,367	10.6%	0.54	—	—	—
Total	$3,981	2.6%	$0.10	$6,789	5.8%	$0.14

	Six Months Ended June 30,
	2013			2012
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
East Texas/North Louisiana	$5,033	2.3%	$0.08	$8,849	4.6%	$0.10
Appalachia	1,400	3.3%	0.13	1,696	8.8%	0.23
Permian and other	758	9.3%	0.74	3,437	8.1%	0.75
EXCO/HGI Partnership	2,038	10.9%	0.55	—	—	—
Total	$9,229	3.2%	$0.12	$13,982	5.5%	$0.14

For the three months ended June 30, 2013, production and ad valorem taxes decreased by $2.8 million compared to the same period in 2012. On a percentage of revenue basis, production and ad valorem taxes were 2.6% and 5.8% of oil and natural gas revenues for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013, production and ad valorem taxes decreased by $4.8 million compared to the same period in 2012. Production and ad valorem taxes were 3.2% of oil and natural gas revenues for the six months ended June 30, 2013 and 5.5% of oil and natural gas revenues for the six months ended June 30, 2012.
In our East Texas/North Louisiana area, we are presently receiving severance tax holidays on certain Haynesville shale wells which reduce the effective rate of these taxes. During the period from July 1, 2012 to June 30, 2013, wells that did not have a severance tax holiday were charged a severance tax rate of $0.148 per Mcf. Prior to the adjustment of the severance tax rate in July 2012, wells that did not have a severance tax holiday were charged a severance tax rate of $0.164 per Mcf. In July 2013, the state of Louisiana decreased its severance tax rate to $0.118 per Mcf. The conventional assets held by the EXCO/HGI Partnership are not currently receiving severance tax holidays, which resulted in a higher rate per Mcfe compared to our other properties.
In February 2012, the Commonwealth of Pennsylvania enacted a comprehensive reform to Pennsylvania’s Oil and Gas Act, or the Act, which requires an impact fee to be paid on all unconventional wells spud. The Act contained a retroactive fee to be assessed on all unconventional wells spud prior to December 31, 2011. Our retroactive fee of $2.0 million was paid in September 2012, and recorded in “(Gain) loss on divestitures and other operating items” on our Condensed Consolidated Statement of Operations for the six months ended June 30, 2012. The estimated on-going fee is recorded in "Production and ad valorem taxes" on the Condensed Consolidated Statement of Operations. For the three and six months ended June 30, 2013, we recorded $0.4 million and $0.8 million, respectively, for our estimated impact fees. For the three and six months ended June 30, 2012, we recorded $0.5 million and $1.0 million, respectively, for our estimated impact fees. The production and ad valorem taxes decreased on per Mcfe basis due to higher production and fewer wells spud during the current year in the Appalachia region.
Production taxes are set by state and local governments and vary as to the tax rate and the value to which that rate is applied. Ad valorem tax rates also vary widely. In Louisiana, where a substantial percentage of our production is derived, production taxes are levied on a per Mcf basis. Therefore, the resulting dollar value of production is not sensitive to changes in prices for natural gas, except for tax holiday exemptions, if any. In our other operating areas, particularly Texas, production taxes are based on a fixed percentage of gross value of products sold. While severance tax holidays are available in Texas as our production increases, our realized production and ad valorem tax rates may become more sensitive to prices.
Depletion, depreciation and amortization
Our depletion expense for the three months ended June 30, 2013 decreased by $38.1 million compared to the same period in 2012. Our depletion expense for the six months ended June 30, 2013 decreased by $84.7 million compared to the same period in 2012. The decreases were primarily the result of lower production volumes due to the contribution of properties to the EXCO/HGI Partnership and ceiling test write-downs which lowered our depletable base. The decrease in our depletable base was partially offset by higher future development costs as a result of an increase in proved undeveloped reserves as of June 30, 2013. On a per Mcfe basis, our depletion rate for the three months ended June 30, 2013 was $1.19 compared with $1.67 for the comparable period in 2012. The depletion rate for the six months ended June 30, 2013 was $1.07 compared with $1.71 for the comparable period in 2012.
Our depreciation and amortization costs for the three and six months ended June 30, 2013 decreased by $1.8 million and $3.5 million, or 47.1% and 45.0%, respectively, compared to the same periods in 2012. The decreases were due to contribution of natural gas gathering assets to the EXCO/HGI Partnership and the sale of other corporate assets in the prior year.
Accretion of discount on asset retirement obligations for the three and six months ended June 30, 2013 was $0.6 million and $1.2 million, respectively, compared with $1.0 million and $1.9 million, respectively, for the three and six months ended June 30, 2012. The decreases were a result of the contribution of properties to the EXCO/HGI Partnership.
Write-down of oil and natural gas properties
There were no ceiling test write-downs for the three months ended June 30, 2013. For the six months ended June 30, 2013, we recognized a pre-tax ceiling test write-down of $10.7 million primarily due to low natural gas prices for the trailing 12 months at the end of the first quarter of 2013. For the three and six months ended June 30, 2012, we recognized pre-tax ceiling test write-downs of $428.8 million and $704.7 million, respectively, due primarily to low natural gas prices.
The ceiling test computation is based on the arithmetic average of reference prices on the first day of the month for the 12 months preceding each balance sheet date. If oil, natural gas, or natural gas liquids prices significantly decrease in future periods, we may incur additional ceiling test write-downs.
General and administrative
The following table presents our general and administrative expenses for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per unit rate)	2013	2012	Quarter to quarter change	2013	2012	Period to period change
General and administrative costs:
Gross general and administrative expense	$39,576	$36,576	$3,000	$71,707	$77,056	$(5,349)
Technical services and service agreement charges	(6,550)	(6,969)	419	(12,885)	(14,273)	1,388
Operator overhead reimbursements	(2,067)	(5,160)	3,093	(5,166)	(10,400)	5,234
Capitalized salaries and share-based compensation	(4,385)	(5,810)	1,425	(9,098)	(12,241)	3,143
General and administrative expense	$26,574	$18,637	$7,937	$44,558	$40,142	$4,416
General and administrative expense per Mcfe	$0.69	$0.37	$0.32	$0.56	$0.41	$0.15

Our general and administrative costs for the three months ended June 30, 2013 and 2012 were $26.6 million, or $0.69 per Mcfe, and $18.6 million, or $0.37 per Mcfe, respectively. Our general and administrative costs for the six months ended June 30, 2013 were $44.6 million, or $0.56 per Mcfe, compared to $40.1 million, or $0.41 per Mcfe, for the same period in 2012. Significant components of the changes in general and administrative expense for the three and six months ended June 30, 2013 compared to the respective periods in 2012 were a result of:

•
increased gross general and administrative expenses of $3.0 million for the three months ended June 30, 2013 compared to the same period in prior year, primarily due to $2.8 million in severance and employee relocation costs associated with the centralization of certain functions from the Appalachia region. Also, share-based compensation increased $1.6 million primarily due to the modification of share-based payments in connection with the retirement of our former President and Chief Financial Officer. These increased costs were partially offset by a reduction in employee headcount and contract labor costs compared to the same period in prior year. Gross general and administrative expenses decreased $5.3 million for the six months ended June 30, 2013 compared to the same period in prior year, which was primarily related to a reduction in employee headcount and contract labor costs;

•
decreased technical service recoveries of $0.4 million and $1.4 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year arising from decreased employee costs;

•
decreased overhead recoveries of $3.1 million and $5.2 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year, arising from reductions in our drilling program and the contribution of properties to the EXCO/HGI Partnership; and

•
decreased capitalized salaries and share-based compensation of $1.4 million and $3.1 million for the three and six months ended June 30, 2013 as a result of a reduction in employee headcount and development activities.

(Gain) loss on divestitures and other operating items
Our (gain) loss on divestitures and other operating items for the three and six months ended June 30, 2013 was a net loss of $2.6 million and a net gain of $182.2 million, respectively, compared with net losses of $6.7 million and $8.3 million for the three and six months ended June 30, 2012, respectively. The net gain for the six months ended June 30, 2013 was primarily related to the gain of $186.4 million as a result of the contribution of certain oil and natural gas properties to the EXCO/HGI Partnership. Partially offsetting the gain were expenses incurred in connection with the acquisition of the Eagle Ford and Haynesville properties from Chesapeake, costs related to the various legal settlements, losses related to equipment sales and the recovery of royalty payments. The net loss for the six months ended June 30, 2012 was primarily related to the first quarter $2.0 million retroactive Pennsylvania impact fee discussed in "Production and ad valorem taxes" and a second quarter charge of $6.7 million related to resolution of title defect disputes from prior period divestitures. We elected to report the retroactive portion of the Pennsylvania impact fee as a component of other operating items as the retroactive amount would disproportionately impact comparative periods in future quarters. These expenses were offset by miscellaneous gains from inventory sales.

Interest Expense
The following table presents our interest expense for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2013	2012	Quarter to quarter change	2013	2012	Period to period change
Interest expense:
2018 Notes	$14,368	$14,346	$22	$28,731	$28,686	$45
EXCO Resources Credit Agreement	3,559	7,791	(4,232)	9,273	14,995	(5,722)
EXCO/HGI Partnership Credit Agreement	691	—	691	1,013	—	1,013
Amortization and write-off of deferred financing costs	1,178	4,407	(3,229)	5,991	5,879	112
Capitalized interest	(4,738)	(6,223)	1,485	(9,817)	(12,525)	2,708
Other	47	48	(1)	106	98	8
Total interest expense	$15,105	$20,369	$(5,264)	$35,297	$37,133	$(1,836)

Our interest expense for the three months ended June 30, 2013 decreased $5.3 million from the comparable period in 2012. The decrease was primarily due to a reduction in our indebtedness under the EXCO Resources Credit Agreement and the acceleration of deferred financing costs incurred in the prior year. This was partially offset by decreased capitalized interest related to lower values of unproved oil and natural gas properties, and interest expense incurred under the EXCO/HGI Partnership Credit Agreement. Our interest expense for the six months ended June 30, 2013 decreased $1.8 million from the comparable period in 2012. The decrease was primarily due to a reduction in interest expense as a result of the repayment of indebtedness under the EXCO Resources Credit Agreement. This was partially offset by decreased capitalized interest related to lower values of unproved oil and natural gas properties, and interest expense incurred under the EXCO/HGI Partnership Credit Agreement.

Derivative financial instruments
We enter into derivative financial instruments to manage our exposure to commodity prices, protect our returns on investments, and achieve a more predictable cash flow from operations. These transactions limit exposure to declines in commodity prices, but also limit the benefits we would realize if commodity prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of our derivative financial instrument management activities consists of non-cash income or expenses due to changes in the fair value of our derivative financial instruments. Cash charges or gains only arise from payments made or received on monthly settlements of contracts or if we terminate a contract prior to its expiration. We expect that our income will continue to be significantly impacted in future periods by changes in the value of our derivative financial instruments as a result of volatility in oil and natural gas prices and the amount of future production volumes subject to derivative financial instruments.
The following table presents our realized and unrealized gains and losses from our oil and natural gas derivative financial instruments. Our derivative activity is reported as "Gain (loss) on derivative financial instruments" in our Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2013	2012	Quarter to quarter change	2013	2012	Period to period change
Derivative financial instrument activities:
Cash settlements on derivative financial instruments	$794	$61,815	$(61,021)	$17,511	$111,960	$(94,449)
Non-cash change in fair value of derivative financial instruments	54,452	(77,073)	131,525	(5,779)	(73,353)	67,574
Total derivative financial instrument activities	$55,246	$(15,258)	$70,504	$11,732	$38,607	$(26,875)
The following table presents our natural gas equivalent prices before and after the impact of the cash settlement of our derivative financial instruments:

	Three Months Ended June 30,			Six Months Ended June 30,
Average realized pricing:	2013	2012	Quarter to quarter change	2013	2012	Period to period change
Natural gas equivalent per Mcfe	$3.93	$2.36	$1.57	$3.65	$2.56	$1.09
Cash settlements on derivative financial instruments, per Mcfe	0.02	1.24	(1.22)	0.22	1.13	(0.91)
Net price per Mcfe, including derivative financial instruments	$3.95	$3.60	$0.35	$3.87	$3.69	$0.18
Our total cash receipts on derivative financial instruments were $0.8 million, or $0.02 per Mcfe, for the three months ended June 30, 2013, compared to cash receipts of $61.8 million, or $1.24 per Mcfe, for the same period in 2012. Our total cash receipts on derivative financial instruments were $17.5 million, or $0.22 per Mcfe, for the six months ended June 30, 2013, compared to cash receipts of $112.0 million, or $1.13 per Mcfe, for the six months ended June 30, 2012. The significant fluctuations between settlements on our derivative financial instruments demonstrate volatility in commodity prices.
Our non-cash mark-to-market changes in the value of our oil and natural gas derivative financial instruments for the three and six months ended June 30, 2013 resulted in net gains of $54.5 million and net losses of $5.8 million, respectively, compared to losses of $77.1 million and $73.4 million, respectively, for the same periods in the prior year. The significant fluctuations were also attributable to high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
We expect to continue our comprehensive derivative financial instrument program as part of our overall business strategy to enhance our ability to execute our business plan over the entire commodity price cycle, protect our return on investments and manage our capital structure.
Income taxes
Our effective income tax rate for the three and six months ended June 30, 2013 and 2012 was zero, primarily due to prior losses arising from ceiling test write-downs, which created deferred tax assets. These deferred tax assets have been fully reserved with valuation allowances. Our accumulated valuation allowance as of June 30, 2013 was approximately $810.2 million and can be used against future deferred financial income. We will continue to recognize deferred tax valuation allowances until the realization of deferred benefits become more likely than not. The effective income tax rates, excluding the impact of the valuation allowances, would have been 44.2% and 45.3% for the three and six months ended June 30, 2013, respectively, and 39.6% and 38.9% for the three and six months ended June 30, 2012, respectively.
Selected EXCO/HGI Partnership information
As discussed in "Note 3. Divestitures, acquisitions and other significant events" in the Notes to our Condensed Consolidated Financial Statements, the EXCO/HGI Partnership was formed on February 14, 2013, which resulted in the reduction of our economic interest in certain oil and natural gas properties contributed to the partnership. On March 5, 2013, the EXCO/HGI Partnership purchased the remaining shallow Cotton Valley assets in the East Texas/North Louisiana JV from an affiliate of BG Group. The following table presents selected pro forma operating and financial information for the three and six months ended June 30, 2013 and 2012 as if these transactions had occurred on January 1, 2012:

	Three Months Ended June 30,
	2013			2012
(dollars in thousands, except per unit rate)	Historical EXCO	Pro forma adjustments	Pro forma EXCO	Historical EXCO	Pro forma adjustments	Pro forma EXCO
Production:
Total production (Mmcfe)	38,253	—	38,253	50,040	(6,361)	43,679
Average production (Mmcfe/d)	420	—	420	550	(70)	480
Revenues:
Revenues, excluding derivatives	$150,332	$—	$150,332	$117,978	$(25,156)	$92,822
Average realized price ($/Mcfe)	3.93	—	3.93	2.36	3.95	2.13
Expenses:
Direct operating costs	11,902	—	11,902	18,863	(7,415)	11,448
Per Mcfe	0.31	—	0.31	0.38	1.17	0.26
Production and ad valorem taxes	3,981	—	3,981	6,789	(3,244)	3,545
Per Mcfe	0.10	—	0.10	0.14	0.51	0.08
Gathering and transportation	23,408	—	23,408	25,913	(1,745)	24,168
Per Mcfe	0.61	—	0.61	0.52	0.27	0.55
Excess of revenues over operating expenses	$111,041	$—	$111,041	$66,413	$(12,752)	$53,661

	Six Months Ended June 30,
	2013			2012
(dollars in thousands, except per unit rate)	Historical EXCO	Pro forma adjustments	Pro forma EXCO	Historical EXCO	Pro forma adjustments	Pro forma EXCO
Production:
Total production (Mmcfe)	78,950	(2,705)	76,245	98,916	(12,967)	85,949
Average production (Mmcfe/d)	436	(15)	421	543	(71)	472
Revenues:
Revenues, excluding derivatives	$288,555	$(12,657)	$275,898	$252,826	$(55,914)	$196,912
Average realized price ($/Mcfe)	3.65	4.68	3.62	2.56	4.31	2.29
Expenses:
Direct operating costs	25,519	(3,489)	22,030	41,659	(15,835)	25,824
Per Mcfe	0.32	1.29	0.29	0.42	1.22	0.30
Production and ad valorem taxes	9,229	(1,545)	7,684	13,982	(6,775)	7,207
Per Mcfe	0.12	0.57	0.10	0.14	0.52	0.08
Gathering and transportation	47,884	(782)	47,102	52,336	(4,247)	48,089
Per Mcfe	0.61	0.29	0.62	0.53	0.33	0.56
Excess of revenues over operating expenses	$205,923	$(6,841)	$199,082	$144,849	$(29,057)	$115,792

The pro forma information is not necessarily indicative of what actually would have occurred if the transaction had been completed as of January 1, 2012, nor is it necessarily indicative of future consolidated results of operations.

Our liquidity, capital resources and capital commitments

Overview

Our primary sources of capital resources and liquidity are internally generated cash flows from operations, borrowing capacity under the EXCO Resources Credit Agreement, dispositions of non-strategic assets, joint ventures and capital markets when conditions are favorable. Factors that could impact our liquidity, capital resources and capital commitments in 2013 and future years include the following:

•	the level of planned drilling activities;

•	the results of our ongoing drilling programs;

•	our ability to fund, finance or repay financing incurred in connection with acquisitions of oil and natural gas properties;

•	the integration of acquisitions of oil and natural gas properties or other assets;

•	our ability to reduce and maintain lower operating, general and administrative expenses and capital expenditure programs in response to continued low natural gas prices;

•	reduced oil and natural gas revenues resulting from, among other things, depressed natural gas prices and lower production from reductions to our drilling and development activities;

•	our ability to mitigate commodity price volatility with derivative financial instruments;

•	potential acquisitions and/or sales of oil and natural gas properties or other assets;

•	reductions to our borrowing base; and

•	our ability to maintain compliance with debt covenants.

Recent events affecting liquidity

In July 2013, we closed the acquisition of oil and natural gas assets in the Haynesville and Eagle Ford shale formations from Chesapeake. We amended and restated the EXCO Resources Credit Agreement to facilitate these acquisitions, which increased the borrowing base to $1.6 billion, including a $1.3 billion revolving commitment and a $300.0 million term loan. The credit agreement provides that net proceeds from certain asset sales in excess of the borrowing base value (if any) will be used to reduce the outstanding borrowings by July 31, 2014. At any time after nine months from the closing date, the lenders have the right to demand that we engage investment bankers to publicly sell or privately place debt securities in an amount that is sufficient (i) to pay off $400.0 million less the amount of net asset sale proceeds received by EXCO and applied to reduce the outstanding borrowings, and (ii) reduce the amounts outstanding under the EXCO Resources Credit Agreement so that there is at least $100.0 million in available borrowing capacity. The term loan portion of the facility is expected to be replaced with a new term loan containing terms and conditions customary for a transaction of this nature. We closed the sale of 50% of the undeveloped Eagle Ford acreage we purchased from Chesapeake to KKR on July 31, 2013, and applied the proceeds of approximately $130.9 million to reduce outstanding borrowings under the EXCO Resources Credit Agreement. These acquisitions resulted in an increase to our indebtedness of $829.9 million, net of proceeds received from the KKR Participation Agreement.

We entered into the KKR Participation Agreement to mitigate the impact of development expenditures on our capital resources and liquidity. While we are required to make offers to purchase KKR's interest on certain wells, we may not have sufficient funds or borrowing capacity under the EXCO Resources Credit Agreement to complete the acquisitions. In the event we fail to purchase a group of wells that KKR is obligated to sell, there are remedies available to KKR which allow KKR to reject future EXCO offers, terminate the KKR Participation Agreement, or pursue its other legal remedies. This could require us to seek alternative financing to make offers to preserve KKR's obligation to sell to us, or negatively impact our ability to grow our Eagle Ford assets via acquisitions of KKR's producing properties. The acquisitions of the Haynesville and Eagle Ford assets and the amendment to the EXCO Resources Credit Agreement will have a material impact on our liquidity and results of operations. In addition, the significant increases to debt under the EXCO Resources Credit Agreement may affect our ability to pay dividends until further asset sales are closed.

Upon the formation of the EXCO/HGI Partnership on February 14, 2013, we received net proceeds of $574.8 million, after final purchase price adjustments. We used the proceeds to reduce outstanding borrowings under the EXCO Resources Credit Agreement. The EXCO/HGI Partnership plans on funding their operations with internally generated cash flows and borrowings under the EXCO/HGI Partnership Credit Agreement. In addition, we utilized cash flows from operations and other divestitures in order to reduce our indebtedness by an additional $60.0 million during the six months ended June 30, 2013.

During the first six months of 2013, prices of natural gas rose modestly which offset lower volumes as a result of the contribution of properties to the EXCO/HGI Partnership and normal production declines. While we believe that our capital resources from existing cash balances, anticipated cash flow from operating activities and available borrowing capacity under the EXCO Resources Credit Agreement will be adequate to execute our corporate strategies and to meet debt service obligations, we are managing 2013 with expectations that natural gas markets will continue to experience an extended period of low natural gas prices due to excess supply. Accordingly, our ability to effectively manage our capital budget and sell assets to repay the asset sale requirement of the EXCO Resources Credit Agreement is critical to our financial condition, liquidity and our results of operations.

As previously discussed, there have been several material transactions which occurred subsequent to June 30, 2013 that will have a significant impact on our liquidity. These transactions are expected to increase our operating cash outflows and capital expenditures throughout the remainder of 2013. Significant items affecting our resources and liquidity include:

•
Capital expenditures in the Eagle Ford shale for wells that were in progress at the date of the acquisition. These capital expenditures are not included in the KKR Participation Agreement. As a result, EXCO is required to pay its working interest share of these expenditures without the cost sharing benefits of the KKR Participation Agreement;

•	Infrastructure expenditures to establish offices and operating facilities in the Eagle Ford shale;

•
Increased capital expenditures in the Haynesville shale as a result of our higher working interest in wells we currently operate and expected new development on the sections acquired from Chesapeake. Actual future expenditures will be impacted by BG Group's decision to participate in the Haynesville shale acquisition;

•	Fees associated with the amendment to the EXCO Resources Credit Agreement;

•	Increased personnel costs to operate and manage the properties acquired; and

•
Transaction-related costs in connection with negotiations and due diligence costs incurred on the Haynesville and Eagle Ford acquisitions, as well as costs incurred in connection with the KKR Participation Agreement.

The following table presents our liquidity as of June 30, 2013 and our pro forma liquidity as if each of these significant transactions had occurred on June 30, 2013:

		Pro forma adjustments
(in thousands)	June 30, 2013	Haynesville acquisition	Credit agreement amendment (6)	Eagle Ford acquisition	KKR agreement	Pro forma liquidity
Cash (1) (2)	$118,600	$(46,341)	$—	$—	$—	$72,259
Drawings under the EXCO Resources Credit Agreement	474,234	241,903	(266,486)	285,349	—	735,000
Asset sale requirement under the EXCO Resources Credit Agreement	—	—	—	400,000	(130,904)	269,096
Term loan under the EXCO Resources Credit Agreement	—	—	300,000	—	—	300,000
2018 Notes (3)	750,000	—	—	—	—	750,000
Total debt (4)	1,224,234					2,054,096
Net debt	$1,105,634					$1,981,837
Borrowing base	$900,000	$—	$700,000	$—	$(130,904)	$1,469,096
Unused borrowing base (5)	$418,878					$158,112
Unused borrowing base plus cash (1) (5)	$537,478					$230,371

(1)	Includes restricted cash of $42.5 million at June 30, 2013.

(2)	Excludes our proportionate share of cash related to the EXCO/HGI Partnership of $4.4 million at June 30, 2013.

(3)	Excludes unamortized bond premium of $7.9 million at June 30, 2013.

(4)	Excludes our proportionate share of the debt related to the EXCO/HGI Partnership of $94.1 million as of June 30, 2013.

(5)	Net of $6.9 million in letters of credit as of June 30, 2013.

(6)
The amendment to the EXCO Resources Credit Agreement increased our borrowing base to $1.6 billion, including a $1.3 billion revolving commitment and a $300.0 million term loan. The reduction in drawings under the EXCO Resources Credit Agreement is presented net of estimated fees and interest of $33.5 million.

The pro forma information is not considered to be complete and excludes the impact of all other transactions subsequent to June 30, 2013.

Credit agreements and long-term debt

As of June 30, 2013, our consolidated debt consisted of the EXCO Resources Credit Agreement, the 2018 Notes and our 25.5% proportionate share of the EXCO/HGI Partnership Credit Agreement (see "Note 9. Long-term debt" in the Notes to our Condensed Consolidated Financial Statements for a further description of each agreement) as of June 30, 2013. While our proportionate share of the EXCO/HGI Partnership's debt is consolidated, we are not a guarantor of the debt. We utilize the equity method of accounting for our investment in TGGT and therefore do not consolidate TGGT's debt. We are not a guarantor to any of TGGT's debt.
As of June 30, 2013, EXCO and the EXCO/HGI Partnership were in compliance with the financial covenants contained in their respective credit agreements, which are presented in the following table. Management believes the following table contains important information related to our liquidity and compliance with the financial covenants of each agreement. However, the information is not complete and is qualified in its entirety by the terms of the EXCO Resources Credit Agreement and the EXCO/HGI Partnership Credit Agreement.

	As of June 30, 2013
(dollars in millions)	Borrowing base	Outstanding	Covenant type (2)	Required ratio (3)	Actual ratio
EXCO Resources:
EXCO Resources Credit Agreement (1)	$900.0	$474.2	Current ratio	> 1.0	3.3
			Leverage ratio	< 4.5	2.8
EXCO/HGI Partnership:
EXCO/HGI Partnership Credit Agreement (4)	$470.0	$369.0	Current ratio	> 1.0	3.5
			Leverage ratio	< 4.5	3.7

(1)
The interest rate grid ranges from LIBOR plus 175 bps to 275 bps (or ABR plus 75 bps to 175 bps), depending on the percentages of drawn balances to the borrowing base as defined in the EXCO Resources Credit Agreement. The interest rate grid is increased by 100 bps per annum until the net proceeds from certain asset sales reduce outstanding borrowings by $400.0 million. If the term loan portion of the EXCO Resources Credit Agreement is not replaced as expected, the interest rate grid may be increased by an additional 100 bps per annum. The EXCO Resources Credit Agreement matures on July 31, 2018.

(2)	As defined in the respective credit agreements.

(3)	Maximum leverage permitted, or minimum coverage required per the respective credit agreement.

(4)	Interest rates range from LIBOR plus 175-275 bps or ABR plus 75-175 bps depending on borrowing base usage. The EXCO/HGI Partnership Credit Agreement matures in February 14, 2018.

The 2018 Notes mature in September 2018 and have a fixed interest rate of 7.5%. The indenture governing the 2018 Notes contains incurrence covenants which restrict our ability to incur additional indebtedness or pledge assets.

There are certain risks arising from the depressed oil and/or natural gas prices that could impact our ability to meet debt covenants in future periods. In particular, our ratio of consolidated funded indebtedness to consolidated EBITDAX, as defined in the EXCO Resources Credit Agreement, is computed using a trailing 12-month computation of EBITDAX and only includes operations from non-guarantor subsidiaries and unconsolidated joint ventures to the extent that cash is distributed to entities under the credit agreement. Our results of operations, cash flows from operations and proved reserves in future periods will be reduced by the 74.5% economic interest in the EXCO/HGI Partnership acquired by HGI in the first quarter of 2013. As a result, our ability to maintain compliance with this covenant is negatively impacted when oil and/or natural gas prices and/or production decline over an extended period of time. In addition, our recent acquisitions in the Eagle Ford and Haynesville shale formations resulted in a significant increase in our consolidated indebtedness. Our ability to maintain compliance with our financial covenants is dependent on our ability to effectively integrate these properties as well as their future development and production.

We plan to repay $400.0 million of outstanding borrowings under the EXCO Resources Credit Agreement through the sale of assets. If our cash flow, capital resources and planned asset sales are insufficient to repay our debt obligations and finance capital expenditure programs, we may be forced to sell additional assets, issue additional equity or debt securities or restructure our indebtedness. These options may not be available on commercially reasonable terms. In addition, the sale of assets or issuance of debt securities would have to be completed in compliance with the financial and other restrictive covenants in the EXCO Resources Credit Agreement and the indenture governing the 2018 Notes. Furthermore, the increase in our indebtedness may limit our ability to pay dividends as a result of covenants within the EXCO Resources Credit Agreement.

Capital Expenditures

For the six months ended June 30, 2013, our capital expenditures totaled $128.9 million, of which $107.7 million was related to drilling and development activities. Drilling and development activities during the first six months of 2013 primarily consisted of three operated drilling rigs in the Haynesville shale and one operated drilling rig in the Appalachia region. These capital expenditures exclude the EXCO/HGI Partnership, which funded its capital expenditures through internally generated cash flow and credit agreement. The following table presents capital expenditures for the six months ended June 30, 2013.

Six Months Ended June 30,
(in thousands)	2013
Capital expenditures:
Development capital	$107,678
Gas gathering and water pipelines	—
Lease acquisitions and seismic	2,449
Corporate and other	18,723
Total	$128,850
Our capital expenditures for the remainder of 2013 will be significantly impacted by the acquisitions of assets in the Eagle Ford and Haynesville shale formations completed during the third quarter of 2013.
In the Eagle Ford shale, which represents a new operating area, three operated rigs were drilling at the closing of the acquisition. In addition, we will incur additional costs for our working interest share of 22 wells that had been drilled but are awaiting completion. These additional costs are not included in the KKR Participation Agreement. Our drilling plans and related capital expenditure budget for the remainder of 2013 will be determined in conjunction with KKR pursuant to the KKR Participation Agreement. The parties have agreed on approximately 300 identified locations to be drilled over a five-year period. At closing, we agreed to drill 30 wells with KKR by December 31, 2013, with a drilling program of up to five operated rigs.
We operated three drilling rigs in the Haynesville shale during the six months ended June 30, 2013. The acquisition of Haynesville assets from Chesapeake included 11 undeveloped sections containing approximately 55 identified drilling locations. Drilling and completion activities on the recently acquired sections from Chesapeake are subject to a number of factors, including BG Group's election to participate in the acquisition and agreement on a related drilling program.
Management is currently evaluating the above required expenditures arising from these acquisitions. Our 2013 drilling plans in the Appalachia region have not been revised and we continue to appraise wells in the Northeast Pennsylvania area. In the Permian region, the first well covered by a joint development agreement with a private party will be spud during the third quarter of 2013. The private party will serve as the operator and expects to run one drilling rig through the remainder of 2013. The private party agreed to fund our share of drilling and completion costs within the joint venture area up to $18.9 million. The capital expenditure budget in certain areas may be adjusted or impacted by debt covenants contained within the EXCO Resources Credit Agreement.
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
Historical sources and uses of funds
Our primary sources of cash for the six months ended June 30, 2013 were cash flows from operations, proceeds from the contribution of assets to the EXCO/HGI Partnership, and other asset divestitures. We have focused on limiting capital expenditures within our expected cash flows from operations and implemented company-wide cost reduction efforts. We were able to reduce our borrowings under the EXCO Resources Credit Agreement by $633.3 million during the six months ended June 30, 2013.
Net increases (decreases) in cash are summarized as follows:

	Six Months Ended June 30,
(in thousands)	2013	2012
Net cash provided by operating activities	$171,232	$280,468
Net cash provided by (used in) investing activities	483,052	(201,611)
Net cash provided by (used in) financing activities	(619,486)	(58,458)
Net increase in cash	$34,798	$20,399

Operating activities
The primary factors impacting our cash flows from operations generally include: (i) levels of production from our oil and natural gas properties, (ii) prices we receive from sales of oil, natural gas and natural gas liquids production, including settlement proceeds or payments related to our oil and natural gas derivatives, (iii) operating costs of our oil and natural gas properties, (iv) costs of our general and administrative activities and (v) interest expense. Our cash flows from operating activities have historically been impacted by fluctuations in oil and natural gas prices and our production volumes. In addition, the formation of the EXCO/HGI Partnership resulted in a reduction of 74.5% of our interest in certain conventional non-shale assets, which has reduced our cash flows from operating activities in the current period and will reduce cash flows from operating activities related to these assets in future periods.
Net cash provided by operating activities for the six months ended June 30, 2013 was $171.2 million compared to $280.5 million for the six months ended June 30, 2012. The decrease is primarily attributable to lower settlement proceeds on our derivatives and less favorable working capital conversions. Settlements on derivative contracts decreased by $94.5 million for the six months ended June 30, 2013 compared to the same period in the prior year. The decrease in cash flows as a result of lower production from our interest in the properties contributed to the EXCO/HGI Partnership was offset by higher realized prices for the six months ended June 30, 2013 compared to the same period in the prior year.
Investing activities
Our investing activities consist primarily of drilling and development expenditures, acquisitions and divestitures. Our current focus is directed toward producing property acquisitions with undeveloped upside potential. These acquisitions are dependent on oil and natural gas prices, availability of producing properties and attractive acreage, acceptable rates of return and availability of borrowing capacity under the EXCO Resources Credit Agreement or from other capital sources.
For the six months ended June 30, 2013, our cash flows provided by investing activities were $483.1 million, compared with $201.6 million of cash flows used in investing activities for the six months ended June 30, 2012. The increase in cash flows provided was primarily attributable to the $574.8 million in proceeds as a result of the contribution of properties to the EXCO/HGI Partnership, the divestiture of certain properties for $37.9 million, and lower capital expenditures due to our reduced drilling program. This was partially offset by our proportionate share of the EXCO/HGI Partnership's acquisition of the shallow Cotton Valley assets from an affiliate of BG Group.
Financing activities
For the six months ended June 30, 2013, our outstanding borrowings under the EXCO Resources Credit Agreement were reduced by $633.3 million primarily due to the proceeds received from the contribution of assets to the EXCO/HGI Partnership, cash flows from operations and other divestitures. In addition, cash payments for dividends on our common stock totaled $21.5 million during the period. This was partially offset by the additional borrowings of the EXCO/HGI Partnership to fund the acquisition of shallow Cotton Valley assets from an affiliate of BG Group.

Derivative financial instruments
Our production is generally sold at prevailing market prices. However, we periodically enter into oil and natural gas derivative contracts for a portion of our production when market conditions are deemed favorable and oil and natural gas prices exceed our minimum internal price targets. Our objective in entering into oil and natural gas derivative contracts is to mitigate the impact of commodity price fluctuations and achieve a more predictable cash flow associated with our operations. These transactions limit our exposure to declines in prices, but also limit the benefits we would realize if oil and natural gas prices increase.
Our derivative financial instruments are comprised of oil and natural gas swap and call option contracts. We do not designate these instruments as hedging instruments for financial accounting purposes and, accordingly, we recognize the change in the respective instruments' fair value currently in earnings, as a gain or loss on oil and natural gas derivatives. As of June 30, 2013, we had derivative financial instruments in place for the volumes and prices shown below:

(in thousands, except prices)	NYMEX gas volume - Mmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Bbls	Weighted average contract price per Bbl
Swaps:
Q3 2013	22,460	$4.13	35	$94.05
Q4 2013	22,460	4.13	35	94.05
2014	56,648	4.25	93	91.87
2015	28,288	4.31	—	—
Calls:
Q3 2013	5,060	4.29	—	—
Q4 2013	5,060	4.29	—	—
2014	20,075	4.29	365	100.00
2015	20,075	4.29	365	100.00
We proportionately consolidate the derivative financial instruments entered into by the EXCO/HGI Partnership. However, we are not liable in the event of default on the EXCO/HGI Partnership's derivative contracts. As of June 30, 2013, our proportionate share of the EXCO/HGI Partnership's natural gas derivative swap contracts included approximately 19,000 Mmbtus per day at an average price of $3.72 during 2013, and 10,000 Mmbtus per day at an average price of $4.14 during 2014. Our proportionate share of the EXCO/HGI Partnership's oil derivative swap contracts included approximately 383 Bbls per day at an average price of $94.05 during 2013, and 255 Bbls per day at an average price of $91.87 during 2014. The EXCO/HGI Partnership had derivative financial instruments that covered approximately 69.7% of production volumes during the period from its inception until June 30, 2013.
See further details on our derivative financial instruments in "Note 7. Derivative financial instruments" and "Note 8. Fair value measurements" in the Notes to our Condensed Consolidated Financial Statements.
Off-balance sheet arrangements
As of June 30, 2013, we had no arrangements or any guarantees of off-balance sheet debt to third parties.
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
Our use of derivative financial instruments could have the effect of reducing our revenues and the value of our securities. For the six months ended June 30, 2013, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $40.6 million. The ultimate settlement amount of our outstanding derivative financial instrument contracts is dependent on future commodity prices. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
Interest rate risk
Our exposure to interest rate changes is related primarily to borrowings under the EXCO Resources Credit Agreement, and the EXCO/HGI Partnership Credit Agreement. The interest rate per annum on the 2018 Notes is fixed at 7.5%. Interest is payable on borrowings under the EXCO Resources Credit Agreement and EXCO/HGI Partnership Credit Agreement based on a floating rate as more fully described in “Note 9. Long-term debt” in the Notes to our Condensed Consolidated Financial Statements. At June 30, 2013, we had approximately $474.2 million in outstanding borrowings under the EXCO Resources Credit Agreement and approximately $94.1 million for our proportionate share of outstanding borrowings under the EXCO/HGI Partnership Credit Agreement. A 1% change in interest rates (100 bps) based on the variable borrowings as of June 30, 2013 would result in an increase or decrease in our interest expense of $5.7 million per year. The interest we pay on these borrowings is set periodically based upon market rates.

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
Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting. There were no changes in EXCO's internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, EXCO's internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, we are periodically a party to various litigation matters. We do not believe that any resulting liability from existing legal proceedings, individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

During the second quarter of 2013, there were no material changes to the Risk Factors disclosed in our Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 21, 2013, except for the following:

To fund the acquisitions of oil and natural gas assets in the Haynesville and Eagle Ford shale formations, we incurred a substantial amount of indebtedness which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.

To finance the acquisitions of the oil and natural gas assets in the Haynesville and Eagle Ford shale formations, we entered into the amended EXCO Resources Credit Agreement on July 31, 2013. The borrowing base under the EXCO Resources Credit Agreement was increased to $1.6 billion, which included a $1.3 billion revolving commitment and a $300.0 million term loan. At any time after nine months from the closing date, the lenders have the right to demand that we engage investment bankers to publicly sell or privately place debt securities in an amount that is sufficient (i) to pay off $400.0 million less the amount of net asset sale proceeds received by EXCO and applied to reduce the outstanding borrowings, and (ii) reduce the amounts outstanding under the EXCO Resources Credit Agreement so that there is at least $100.0 million in available borrowing capacity. The term loan portion of the facility is expected to be replaced with a new term loan containing terms and conditions customary for a transaction of this nature.

Our business may not generate sufficient cash flow from operations to enable us to repay our indebtedness, including our 2018 Notes, the EXCO Resources Credit Agreement, and the asset sale requirement thereunder, to fund planned capital expenditures and to fund our other liquidity needs. We plan to repay a portion of the EXCO Resources Credit Agreement through the sale of assets. If our cash flow, capital resources and planned asset sales are insufficient to repay our debt obligations and finance capital expenditure programs, we may be forced to sell additional assets, issue additional equity or debt securities or restructure our indebtedness. These options may not be available on commercially reasonable terms, or at all. In addition, the sale of assets or issuance of debt securities would have to be completed in compliance with the financial and other restrictive covenants in the EXCO Resources Credit Agreement and the indenture governing the 2018 Notes.

If we cannot make scheduled payments on our indebtedness, we will be in default and holders of the 2018 Notes could declare all outstanding principal and interest to be due and payable, the lenders under the EXCO Resources Credit Agreement could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations. Further, failing to comply with the financial and other restrictive covenants in the EXCO Resources Credit Agreement or the indenture governing the 2018 Notes could result in an event of default, which could adversely affect our business, financial condition and results of operations.

If we are unable to complete the joint development of our assets in the Eagle Ford shale formations with KKR, we may need to find alternative sources of capital, which may not be available on favorable terms, or at all.

On July 31, 2013, we closed the acquisition of certain producing and non-producing oil, natural gas and mineral leases and wells in the Eagle Ford shale located in Zavala, Dimmit, La Salle and Frio counties in South Texas. In connection with the closing of the acquisition of the Eagle Ford assets, we sold an undivided 50% interest in the undeveloped acreage to affiliates of KKR for approximately $130.9 million. With respect to each well drilled, EXCO will assign half of its undivided 50% interest in such well to KKR such that KKR will fund and own 75% of each well drilled and EXCO will fund and own 25% of each well drilled. There can be no assurance that KKR will elect to proceed with subsequent phases of the development of our Eagle Ford assets. If we cannot identify an alternative joint venture partner or partners for our Eagle Ford assets, sell assets at acceptable valuations or are unable to complete the joint development of our Eagle Ford assets, we will need to utilize cash flow from other operations or will need to find alternative sources of capital to finance the development of the Eagle Ford assets, which may slow the development of these assets and have a material adverse effect on our operations and prospects.

Our ability to develop properties in new or emerging formations may be subject to more uncertainties than drilling in areas that are more developed or have a longer history of established production.

The results of our drilling in new or emerging formations, including the Eagle Ford shale formation, are more uncertain initially than drilling results in areas that are developed, have established production or where we have a longer history of operation. Because new or emerging formations have limited or no production history, we are less able to use past drilling results in those areas to help predict future drilling results. Further, part of our strategy for the Eagle Ford shale formation involves the use of horizontal drilling and completion techniques that have been successful in other shale formations. Our experience with horizontal drilling in these areas to date, as well as the industry's drilling and production history, while growing, is limited. The ultimate success of these drilling and completion techniques will be better evaluated over time as more wells are drilled and production profiles are better established.

If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, and/or natural gas and oil prices decline, our investment in these areas may not be as attractive as we anticipate and we could incur material write-downs of undeveloped properties and the value of our undeveloped acreage could decline in the future, which could have a material adverse effect on our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases of common shares
The following table details our repurchase of common shares for the three months ended June 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2013 - April 30, 2013	—	$—	—	$ 192.5 million
May 1, 2013 - May 31, 2013	—	—	—	192.5 million
June 1, 2013 - June 30, 2013	—	—	—	192.5 million
Total	—	$—	—

(1)	On July 19, 2010, we announced a $200.0 million share repurchase program.

Item 6.	Exhibits
See “Index to Exhibits” for a description of our exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC.
(Registrant)

Date:	August 6, 2013	By:	/s/ Douglas H. Miller
Douglas H. Miller
Chairman and Chief Executive Officer

		By:	/s/ Mark F. Mulhern
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

2.2
First Amendment to Unit Purchase and Contribution Agreement and Closing Agreement, dated as of February 14, 2013, by and among EXCO Resources, Inc., EXCO Operating Company, LP, EXCO/HGI JV Assets, LLC and HGI Energy Holdings, LLC, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2013 filed on May 1, 2013 and incorporated by reference herein.

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

4.3
Second Supplemental Indenture, dated as of February 12, 2013, by and among EXCO Resources, Inc., EXCO/HGI JV Assets, LLC, EXCO Holding MLP, Inc. and Wilmington Trust Company, as trustee, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated February 12, 2013 and filed on February 19, 2013 and incorporated by reference herein.

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

10.10
Amendment Number One to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an exhibit to EXCO's Current Report on Form 8-K, dated June 4, 2009 and filed on June 10, 2009 and incorporated by reference herein.*

10.11
Amendment Number Two to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, dated as of October 6, 2011, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated October 6, 2011 and filed on October 7, 2011 and incorporated by reference herein.*

10.12
Amendment Number Three to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, dated as of June 11, 2013, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated June 11, 2013 and filed on June 12, 2013 and incorporated by reference herein.*

10.13	Form of Restricted Stock Award Agreement, filed herewith.*

10.14
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

10.17
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

10.28
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

10.29
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

10.30
Third Amendment to Credit Agreement, dated as of April 1, 2011, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated April 1, 2011 and filed on April 4, 2011 and incorporated by reference herein.

10.31
Fourth Amendment to Credit Agreement, dated as of November 8, 2011, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated November 8, 2011 and filed on November 9, 2011 and incorporated by reference herein.

10.32
Fifth Amendment to Credit Agreement, dated as of November 8, 2011, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated November 8, 2011 and filed on November 9, 2011 and incorporated by reference herein.

10.33
Sixth Amendment to Credit Agreement, dated as of April 27, 2012, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2012, filed on May 2, 2012 and incorporated by reference herein.

10.34	Form of Director Indemnification Agreement, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated November 10, 2010 and filed on November 12, 2010 and incorporated by reference herein.

10.35
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

10.36
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

10.37
EXCO Resources, Inc. Retention Bonus Plan, dated August 4, 2011, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated August 4, 2011 and filed on August 10, 2011 and incorporated by reference herein.*

10.38
Amended and Restated Agreement of Limited Partnership of EXCO/HGI Production Partners, LP, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2013 filed on May 1, 2013 and incorporated by reference herein.

10.39
Form of Amended and Restated Limited Liability Company Agreement of EXCO/HGI GP, LLC, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2013 filed on May 1, 2013 and incorporated by reference herein.

10.40
Letter Agreement, dated November 5, 2012, by and among EXCO Resources, Inc., EXCO Operating Company, LP, Harbinger Group Inc. and HGI Energy Holdings, LLC, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated November 5, 2012 and filed on November 9, 2012 and incorporated by reference herein.

10.41
Seventh Amendment to Credit Agreement, dated as of October 30, 2012, by and among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated October 30, 2012 and filed on November 5, 2012 and incorporated by reference herein.

10.42
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

10.44	EXCO Resources, Inc. 2013 Management Incentive Plan, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated February 28, 2013 and filed on March 6, 2013 and incorporated by reference herein.*

10.45
Credit Agreement, dated as of February 14, 2013, among EXCO/HGI JV Assets, LLC, as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, as Sole Book runner and Lead Arranger, Bank of America, N.A. and Deutsche Bank Trust Company Americas, as Co-Syndication Agents, and UBS Securities LLC and BMO Harris Financing, Inc., as Co-Documentation Agents, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2013 filed on May 1, 2013 and incorporated by reference herein.

10.46
First Amendment to Credit Agreement, dated as of March 5, 2013, by and among EXCO/HGI JV Assets, LLC, as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2013 filed on May 1, 2013 and incorporated by reference herein.

10.47
Eighth Amendment to Credit Agreement, dated as of July 2, 2013, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed herewith.

10.48
Ninth Amendment to Credit Agreement, dated as of July 12, 2013, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed herewith.

10.49
Amended and Restated Credit Agreement among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO's Form 8-K, dated as of July 31, 2013 and filed on August 6, 2013 and incorporated by reference herein.

10.50	Participation Agreement, dated July 31, 2013, among Admiral A Holding L.P., Admiral B Holding L.P. and EXCO Operating Company, LP, filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed herewith.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	These exhibits are management contracts.

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