Form 10-K/A
period 2012-12-31
EXCO RESOURCES INC
filed 2013-08-30
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
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
Registrant’s telephone number, including area code: (214) 368-2084

12377 Merit Drive, Suite 1700, LB 82 Dallas, Texas	75251 (Zip Code)
(Address of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
______________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of February 19, 2013, the registrant had 217,571,115 outstanding shares of common stock, par value $0.001 per share, which is its only class of common stock. As of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1,025,810,000.

EXPLANATORY NOTE
EXCO Resources, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 21, 2013 (the “Form 10-K”). This Amendment is being filed to correct certain typographical errors contained in the reserve report filed as Exhibit 99.2 to the Form 10-K. The purpose of this Amendment is to (i) replace the reserve report filed as Exhibit 99.2, (ii) update the information included in the Index to Exhibits, (iii) include a new consent of Netherland, Sewell & Associates, Inc. as Exhibit 23.3 and (iv) include new certifications by our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2, respectively. This Amendment is as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date, and, except as described above, no other changes have been made to the disclosure contained in the Form 10-K. References to “EXCO,” “us,” “we,” “Company,” and “our” in this Amendment refer to EXCO Resources, Inc., together with its subsidiaries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCO RESOURCES, INC.

Date: August 29, 2013	By:	/s/ DOUGLAS H. MILLER
Douglas H. Miller
Chairman and Chief Executive Officer

Exhibit Index

Exhibit Number	Description of Exhibit
2.1
Asset Purchase Agreement, dated December 15, 2010, among EXCO Holding (PA), Inc., Chief Oil & Gas LLC, Chief Exploration & Development LLC and Radler 2000 Limited Partnership, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2010 filed February 24, 2011 and incorporated by reference herein.

2.2
Unit Purchase and Contribution Agreement, dated November 5, 2012, by and among EXCO Resources, Inc., EXCO Operating Company, LP, EXCO/HGI JV Assets, LLC and HGI Energy Holdings, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 5, 2012 and filed on November 9, 2012 and incorporated by reference herein.

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

10.23
Guaranty, dated June 1, 2010, by BG North America, LLC in favor of (i) EXCO Production Company (PA), LLC, EXCO Production Company (WV), LLC and EXCO Resources (PA), LLC; and (ii) EXCO Resources (PA), LLC and EXCO Holding (PA), Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated June 1, 2010 and filed on June 7, 2010 and incorporated by reference herein.

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

10.31
Sixth Amendment to Credit Agreement, dated as of April 27, 2012, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2012, filed on May 2, 2012 and incorporated by reference herein.

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

10.35
EXCO Resources, Inc. Retention Bonus Plan, dated August 4, 2011, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 4, 2011 and filed on August 10, 2011 and incorporated by reference herein.*

10.36
Form of Amended and Restated Agreement of Limited Partnership of EXCO/HGI Production Partners, LP, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 5, 2012 and filed on November 9, 2012 and incorporated by reference herein.

10.37
Form of Amended and Restated Limited Liability Company Agreement of EXCO/HGI GP, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 5, 2012 and filed on November 9, 2012 and incorporated by reference herein.

10.38
Letter Agreement, dated November 5, 2012, by and among EXCO Resources, Inc., EXCO Operating Company, LP, Harbinger Group Inc. and HGI Energy Holdings, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 5, 2012 and filed on November 9, 2012 and incorporated by reference herein.

10.39
Seventh Amendment to Credit Agreement, dated as of October 30, 2012, by and among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated October 30, 2012 and filed on November 5, 2012 and incorporated by reference herein.

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

14.3
Amendment No. 1 to EXCO Resources, Inc. Code of Business Conduct and Ethics for Directors, Officers and Employees, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 8, 2006 and filed on November 9, 2006 and incorporated by reference herein.

21.1	Subsidiaries of registrant, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2012 filed February 21, 2013 and incorporated by reference herein.
23.1	Consent of KPMG LLP, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2012 filed February 21, 2013 and incorporated by reference herein.
23.2	Consent of Lee Keeling and Associates, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2012 filed February 21, 2013 and incorporated by reference herein.
23.3	Consent of Netherland, Sewell & Associates, Inc., filed herewith.
23.4	Consent of Haas Petroleum Engineering Services, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2012 filed February 21, 2013 and incorporated by reference herein.
23.5	Consent of KPMG LLP as it relates to TGGT Holdings, LLC, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2012 filed February 21, 2013 and incorporated by reference herein.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.
32.1
Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2012 filed February 21, 2013 and incorporated by reference herein.

99.1	2012 Report of Lee Keeling and Associates, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2012 filed February 21, 2013 and incorporated by reference herein.
99.2	2012 Report of Netherland, Sewell & Associates, Inc., filed herewith.
99.3	2011 Report of Haas Petroleum Engineering Services, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2011 filed February 27, 2012 and incorporated by reference herein.
99.4
Consolidated Financial Statements of TGGT Holdings, LLC, for the years ended December 31, 2012, 2011 and 2010, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2012 filed February 21, 2013 and incorporated by reference herein.

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Label Linkbase Document.
101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

* These exhibits are management contracts.
** Previously furnished with EXCO’s Annual Report on Form 10-K for 2012 filed February 21, 2013. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.