Form 10-Q
period 2013-09-30
EXCO RESOURCES INC
filed 2013-10-30
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

The number of shares of common stock, par value $0.001 per share, outstanding as of October 24, 2013 was 218,347,984.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,493	$45,644
Restricted cash	36,137	70,085
Accounts receivable, net:
Oil and natural gas	138,932	84,348
Joint interest	48,453	69,446
Other	17,814	15,053
Inventory	3,757	5,705
Derivative financial instruments	31,575	49,500
Other	15,742	22,085
Total current assets	325,903	361,866
Equity investments	286,142	347,008
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	494,333	470,043
Proved developed and undeveloped oil and natural gas properties	3,571,549	2,715,767
Accumulated depletion	(2,102,595)	(1,945,565)
Oil and natural gas properties, net	1,963,287	1,240,245
Gas gathering assets	33,519	130,830
Accumulated depreciation and amortization	(9,905)	(34,364)
Gas gathering assets, net	23,614	96,466
Office, field and other equipment, net	16,304	20,725
Deferred financing costs, net	30,489	22,584
Derivative financial instruments	12,908	16,554
Goodwill	163,155	218,256
Other assets	30	28
Total assets	$2,821,832	$2,323,732

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)	September 30, 2013	December 31, 2012
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$197,090	$83,240
Revenues and royalties payable	145,408	134,066
Accrued interest payable	5,748	17,029
Current portion of asset retirement obligations	191	1,200
Income taxes payable	—	—
Derivative financial instruments	7,414	2,396
Current maturities of long-term debt	272,096	—
Total current liabilities	627,947	237,931
Long-term debt	1,863,529	1,848,972
Deferred income taxes	—	—
Derivative financial instruments	10,407	26,369
Asset retirement obligations and other long-term liabilities	41,299	61,067
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 authorized shares; none issued and outstanding	—	—
Common stock, $0.001 par value; 350,000,000 authorized shares; 219,159,738 shares issued and 218,620,517 shares outstanding at September 30, 2013; 218,126,071 shares issued and 217,586,850 shares outstanding at December 31, 2012	216	215
Additional paid-in capital	3,216,842	3,200,067
Accumulated deficit	(2,930,929)	(3,043,410)
Treasury stock, at cost; 539,221 shares at September 30, 2013 and December 31, 2012	(7,479)	(7,479)
Total shareholders’ equity	278,650	149,393
Total liabilities and shareholders’ equity	$2,821,832	$2,323,732

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Revenues:
Oil and natural gas	$165,314	$141,621	$453,869	$394,447
Costs and expenses:
Oil and natural gas operating costs	17,187	17,425	42,706	59,084
Production and ad valorem taxes	6,074	6,689	15,303	20,671
Gathering and transportation	26,665	25,847	74,549	78,183
Depletion, depreciation and amortization	74,499	70,589	163,195	247,508
Write-down of oil and natural gas properties	—	318,044	10,707	1,022,709
Accretion of discount on asset retirement obligations	619	985	1,865	2,896
General and administrative	21,937	22,052	66,495	62,194
(Gain) loss on divestitures and other operating items	2,739	1,011	(179,503)	9,346
Total costs and expenses	149,720	462,642	195,317	1,502,591
Operating income (loss)	15,594	(321,021)	258,552	(1,108,144)
Other income (expense):
Interest expense	(36,474)	(17,935)	(71,771)	(55,068)
Gain (loss) on derivative financial instruments	7,443	(20,261)	19,175	18,346
Other income	94	149	340	589
Equity income (loss)	(85,308)	12,894	(61,229)	20,021
Total other expense	(114,245)	(25,153)	(113,485)	(16,112)
Income (loss) before income taxes	(98,651)	(346,174)	145,067	(1,124,256)
Income tax expense	—	—	—	—
Net income (loss)	$(98,651)	$(346,174)	$145,067	$(1,124,256)
Earnings (loss) per common share:
Basic:
Net income (loss)	$(0.46)	$(1.62)	$0.68	$(5.25)
Weighted average common shares outstanding	215,056	214,301	214,877	214,204
Diluted:
Net income (loss)	$(0.46)	$(1.62)	$0.67	$(5.25)
Weighted average common shares and common share equivalents outstanding	215,056	214,301	215,195	214,204

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2013	2012
Operating Activities:
Net income (loss)	$145,067	$(1,124,256)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	163,195	247,508
Share-based compensation expense	9,493	8,072
Accretion of discount on asset retirement obligations	1,865	2,896
Write-down of oil and natural gas properties	10,707	1,022,709
(Income) loss from equity investments	61,229	(20,021)
Gain on derivative financial instruments	(19,175)	(18,346)
Cash settlements of derivative financial instruments	28,416	162,685
Deferred income taxes	—	—
Amortization of deferred financing costs and discount on debt issuance	22,440	8,111
(Gain) loss on divestitures	(186,466)	1,103
Effect of changes in:
Accounts receivable	(32,121)	133,537
Other current assets	4,879	6,019
Accounts payable and other current liabilities	13,842	(15,240)
Net cash provided by operating activities	223,371	414,777
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment	(180,603)	(409,616)
Property acquisitions	(1,007,362)	(2,748)
Equity method investments	(363)	(12,997)
Proceeds from disposition of property and equipment	745,733	22,640
Restricted cash	33,948	88,619
Net changes in advances from Appalachia JV	10,055	6,849
Net cash used in investing activities	(398,592)	(307,253)
Financing Activities:
Borrowings under credit agreements	1,004,523	53,000
Repayments under credit agreements	(777,470)	(93,000)
Proceeds from issuance of common stock	1,712	1,397
Payment of common stock dividends	(32,237)	(25,740)
Deferred financing costs and other	(33,458)	(1,625)
Net cash provided by (used in) financing activities	163,070	(65,968)
Net increase (decrease) in cash	(12,151)	41,556
Cash at beginning of period	45,644	31,997
Cash at end of period	$33,493	$73,553
Supplemental Cash Flow Information:
Cash interest payments	$74,949	$78,447
Income tax payments	—	—
Supplemental non-cash investing and financing activities:
Capitalized share-based compensation	$5,533	$5,778
Capitalized interest	15,264	18,492
Issuance of common stock for director services	65	561
Accrued restricted stock dividends	349	221
EXCO/HGI Partnership debt upon formation, net	58,613	—
See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2011	217,245	$215	(539)	$(7,479)	$3,181,063	$(1,615,467)	$1,558,332
Issuance of common stock	191	—	—	—	1,958	—	1,958
Share-based compensation	—	—	—	—	13,850	—	13,850
Restricted stock issued, net of cancellations	(281)	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	(25,961)	(25,961)
Net loss	—	—	—	—	—	(1,124,256)	(1,124,256)
Balance at September 30, 2012	217,155	$215	(539)	$(7,479)	$3,196,871	$(2,765,684)	$423,923
Balance at December 31, 2012	218,126	$215	(539)	$(7,479)	$3,200,067	$(3,043,410)	$149,393
Issuance of common stock	227	—	—	—	1,777	—	1,777
Share-based compensation	—	—	—	—	14,998	—	14,998
Restricted stock issued, net of cancellations	807	1	—	—	—	—	1
Common stock dividends	—	—	—	—	—	(32,586)	(32,586)
Net income	—	—	—	—	—	145,067	145,067
Balance at September 30, 2013	219,160	$216	(539)	$(7,479)	$3,216,842	$(2,930,929)	$278,650

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
Our operations are principally conducted through several joint venture arrangements. We manage our business development and other exploration and production activities through our parent entity. A brief description of our primary joint ventures follows:
•East Texas/North Louisiana JV
A joint venture with BG Group, plc, or BG Group, covering an undivided 50% interest in certain Haynesville/Bossier shale assets in East Texas and North Louisiana, or the East Texas/North Louisiana JV. The Haynesville shale assets recently acquired from subsidiaries of Chesapeake Energy Corporation, or Chesapeake, are owned by our subsidiary, EXCO Operating Company, LP, or EXCO Operating, and are not included in the East Texas/North Louisiana JV. The East Texas/North Louisiana JV is governed by a joint development agreement with EXCO Operating Company serving as operator. We report our interest in the East Texas/North Louisiana JV using proportional consolidation. The East Texas/North Louisiana JV previously held certain conventional shallow producing assets that were contributed to the EXCO/HGI Partnership, as defined below, upon its formation on February 14, 2013. In addition, BG Group sold all of its conventional shallow assets within the East Texas/North Louisiana JV to the EXCO/HGI Partnership in March 2013.
•Eagle Ford JV
A joint venture with affiliates of Kohlberg Kravis Roberts & Co. L.P., or KKR, to develop our Eagle Ford shale assets in South Texas, or the Eagle Ford JV. We closed the acquisition of the Eagle Ford assets from Chesapeake on July 31, 2013. In connection with closing the acquisition of the Eagle Ford assets, we entered into a participation agreement with KKR, or the KKR Participation Agreement, and sold an undivided 50% interest in the undeveloped acreage we acquired to KKR. With respect to each well drilled, EXCO will assign half of its undivided 50% interest in such well to KKR such that KKR will fund and own 75% of each well drilled and EXCO will fund and own 25% of each well drilled. EXCO will serve as the operator of the properties included in the Eagle Ford JV. On a quarterly basis, EXCO and KKR will determine the development plan covering the following twelve months. EXCO will be required to offer to purchase KKR's 75% working interest in wells drilled that have been on production for one year. These offers will be made on a quarterly basis for groups of wells at fair market value, as defined in the KKR Participation Agreement, subject to specific well criteria and return hurdles. We are required to make our first offer during the first quarter of 2015 for wells that have been on line for approximately one year. We report our interest in the Eagle Ford JV using proportional consolidation.
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
•EXCO/HGI Partnership
A joint venture formed on February 14, 2013, with Harbinger Group Inc., or HGI, in which we own a 25.5% economic interest in conventional shallow producing assets in East Texas and North Louisiana and shallow Canyon Sand and other assets in the Permian Basin of West Texas, or the EXCO/HGI Partnership. We report our 25.5% interest in the EXCO/HGI Partnership using proportional consolidation. From January 1, 2013 to February 13, 2013, our operating results reflect 100% of our interest in the properties we contributed to the EXCO/HGI Partnership. From February 14, 2013 to September 30, 2013, our operating results reflect 25.5% of our interest in the properties we contributed to the EXCO/HGI Partnership.

•TGGT
A joint venture with BG Group in which we each own a 50% interest in TGGT Holdings, LLC, or TGGT, which holds most of our East Texas/North Louisiana midstream assets. We use the equity method to account for our 50% investment in TGGT. On October 16, 2013, EXCO and BG Group entered into a definitive agreement to sell their respective equity interests in TGGT to Azure Midstream Holdings LLC, or Azure. See further discussion of this transaction in "Note 13. Equity Investments".
The accompanying Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and 2012 are for EXCO and its consolidated subsidiaries. The condensed consolidated financial statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States, or GAAP.
We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and in the opinion of management, such financial statements reflect all adjustments necessary to present fairly the consolidated financial position of EXCO at September 30, 2013 and its results of operations and cash flows for the periods presented. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes included in EXCO's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 21, 2013 and as amended by EXCO's Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on August 30, 2013.
In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures. The results of operations for the interim periods are not necessarily indicative of the results we expect for the full year.

2.	Critical accounting policies
We consider accounting policies related to our estimates of proved reserves, accounting for derivatives, business combinations, share-based payments, oil and natural gas properties, goodwill, revenue recognition, asset retirement obligations and income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies and others are summarized in EXCO's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 21, 2013 and as amended by EXCO's Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on August 30, 2013.
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

3.	Acquisitions, divestitures and other significant events

Haynesville and Eagle Ford Acquisitions
On July 2, 2013, we entered into definitive agreements with Chesapeake to acquire producing and undeveloped oil and natural gas assets in the Haynesville and Eagle Ford shale formations, or the Chesapeake Properties, for an aggregate purchase price of approximately $1.0 billion, subject to customary preliminary purchase price adjustments. Upon execution of these agreements, we deposited $31.6 million and $68.1 million into escrow accounts for the acquisition of the Haynesville and Eagle Ford assets, respectively. The escrow accounts remained in place after closing and are primarily used to settle title and environmental defect adjustments. These acquisitions were funded with borrowings from our credit agreement, or the EXCO Resources Credit Agreement.

We closed the acquisition of the Haynesville assets on July 12, 2013 for a purchase price of $288.2 million, after customary preliminary purchase price adjustments. The acquisition included certain producing wells and non-producing oil, natural gas and mineral leases located in our core Haynesville shale operating area in Caddo Parish and DeSoto Parish, Louisiana. These properties included Chesapeake's non-operated interests in 170 wells operated by EXCO on approximately 5,600 net acres, and operated interests in 11 producing wells on approximately 4,000 net acres. The acquisition added approximately 55 identified drilling locations in the Haynesville shale formation to our drilling inventory. BG Group elected not to exercise its preferential right to acquire a 50% interest in these assets.
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
We accounted for the acquisitions in accordance with FASB Accounting Standards Codification, or ASC, Topic 805, Business Combinations. The following table presents a summary of the fair value of assets acquired and liabilities assumed as part of the Haynesville and Eagle Ford acquisitions based on the preliminary settlement statements as of July 12, 2013 and July 31, 2013, respectively:

Purchase Price Allocation (in thousands):	Haynesville Acquired Properties	Eagle Ford Acquired Properties
Assets acquired:
Unproved oil and natural gas properties	$2,319	$236,488
Proved developed and undeveloped oil and natural gas properties	286,536	452,173
Liabilities assumed:
Asset retirement obligations	(610)	(3,312)
Total purchase price	$288,245	$685,349
We performed a valuation of the assets acquired and liabilities assumed as of the respective acquisition dates. A summary of the key inputs are as follows:
Oil and Natural Gas Properties - The fair value allocated to proved and unproved oil and natural gas properties was $288.9 million for the Haynesville assets and $688.7 million for the Eagle Ford assets. The fair value of oil and natural gas properties was determined based on a discounted cash flow model of the estimated reserves. The estimated quantities of reserves utilized assumptions based on our internal geological, engineering data and financial data. We utilized NYMEX forward strip prices to value the reserves for a period of five years and then held prices flat thereafter. We then applied various discount rates depending on the classification of reserves and other risk characteristics.
Asset Retirement Obligations - The fair value allocated to asset retirement obligations was $0.6 million for the Haynesville assets and $3.3 million for the Eagle Ford assets. These asset retirement obligations represent the present value of the estimated amount to be incurred to plug, abandon and remediate proved producing properties at the end of their productive lives, in accordance with applicable state laws. The fair value was determined based on a discounted cash flow model, which included assumptions of the estimated current abandonment costs, discount rate, inflation rate, and timing associated with the incurrence of these costs.
We expect to settle the final purchase price adjustments for the acquisition of the Chesapeake Properties during the fourth quarter of 2013. We have recorded accrued liabilities for the potential payments to Chesapeake based on our estimate of the final settlement amounts. The final settlement of these purchase price adjustments could differ materially from the preliminary purchase price and could result in additional cash payments to or cash receipts from the seller.
Pro forma results of operations - The following table reflects the unaudited pro forma results of operations as though the acquisition of the Chesapeake Properties had occurred on January 1, 2012:

	Nine Months Ended September 30,
(in thousands except for per share data)	2013	2012
Oil and natural gas revenues	$604,188	$509,617
Net income (loss)	$160,341	$(1,155,706)
Basic earnings (loss) per share	$0.75	$(5.40)
Diluted earnings (loss) per share	$0.75	$(5.40)

KKR Participation Agreement
In connection with closing the acquisition of the Eagle Ford assets, we entered into the KKR Participation Agreement and sold an undivided 50% interest in the undeveloped acreage we acquired for approximately $130.9 million, after preliminary closing adjustments. Proceeds from the sale of properties under the KKR Participation Agreement were used to reduce outstanding borrowings under the EXCO Resources Credit Agreement. After giving effect to the KKR payment, the EXCO Resources Credit Agreement borrowing base and outstanding borrowings were reduced by $130.9 million.
The KKR Participation Agreement provides that EXCO and KKR will jointly fund future costs to develop the Eagle Ford assets. With respect to each well drilled, EXCO will assign half of its undivided 50% interest in such well to KKR such that KKR will fund and own 75% of each well drilled and EXCO will fund and own 25% of each well drilled. On a quarterly basis, EXCO and KKR will determine the development plan covering the following twelve months. EXCO will be required to offer to purchase KKR's 75% working interest in wells drilled that have been on production for one year. These offers will be made on a quarterly basis for groups of wells at fair market value, as defined in the KKR Participation Agreement, subject to specific well criteria and return hurdles. We are required to make our first offer during the first quarter of 2015 for wells that have been on line for approximately one year.
EXCO/HGI Partnership
On February 14, 2013, we formed the EXCO/HGI Partnership. Pursuant to the agreements governing the transaction, we contributed our conventional shallow producing assets in East Texas and North Louisiana and our shallow Canyon Sand and other assets in the Permian Basin of West Texas to the EXCO/HGI Partnership, in exchange for net proceeds of $574.8 million, after final purchase price adjustments, and a 25.5% economic interest in the partnership. HGI's economic interest in the EXCO/HGI Partnership is 74.5%. The primary strategy of the EXCO/HGI Partnership is to exploit its current asset base and acquire conventional producing oil and natural gas properties to enhance asset value and cash flow.
The contribution of oil and natural gas properties to the EXCO/HGI Partnership resulted in a significant alteration in our depletion rate. In accordance with full cost accounting rules, we recorded a gain of $186.4 million, net of a proportionate reduction in goodwill of $55.1 million, during the nine months ended September 30, 2013.
Immediately following the closing, the EXCO/HGI Partnership entered into an agreement to purchase the remaining shallow Cotton Valley assets within the East Texas/North Louisiana JV from an affiliate of BG Group for $130.7 million, after final purchase price adjustments. The assets acquired as a result of this transaction represented an incremental working interest in properties owned by the EXCO/HGI Partnership. The transaction closed on March 5, 2013 and was funded with borrowings from the EXCO/HGI Partnership's credit agreement, or the EXCO/HGI Partnership Credit Agreement.
Acreage transaction
On March 13, 2013, we closed a sale and joint development agreement with a private party for the sale of an undivided 50% of our interest in certain undeveloped acreage in the Permian basin. We received $37.9 million in cash, after final closing adjustments. In addition to the cash consideration received at closing, the purchaser agreed to fund our share of drilling and completion costs within the joint venture area up to $18.9 million, with any remaining unfunded amount paid to us by June 30, 2016. As of September 30, 2013, there was approximately $15.7 million remaining under the carry.

4.	Asset retirement obligations
The following is a reconciliation of our asset retirement obligations for the nine months ended September 30, 2013:

(in thousands)
Asset retirement obligations at January 1, 2013	$61,864
Activity during the period:
Liabilities incurred during the period	288
Liabilities settled during the period	(172)
Adjustment to liability due to acquisitions	5,817
Adjustment to liability due to divestitures	(28,416)
Accretion of discount	1,865
Asset retirement obligations at September 30, 2013	41,246
Less current portion	191
Long-term portion	$41,055
Our asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. We have no assets that are legally restricted for purposes of settling asset retirement obligations.

5.	Oil and natural gas properties
The accounting for, and disclosure of, oil and natural gas producing activities require that we choose between two GAAP alternatives; the full cost method or the successful efforts method. We use the full cost method of accounting, which involves capitalizing all intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and natural gas properties, properties under development, and major development projects, collectively totaled $494.3 million and $470.0 million as of September 30, 2013 and December 31, 2012, respectively, and are not subject to depletion. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment or the need to transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. There were no impairments of unproved properties during the nine months ended September 30, 2013. We impaired $11.7 million of unproved properties during the nine months ended September 30, 2012.
We capitalize interest on costs related to the acquisition of undeveloped acreage in accordance with FASB ASC Subtopic 835-20, Capitalization of Interest. When the unproved property costs are moved to proved developed and undeveloped oil and natural gas properties, or the properties are sold, we cease capitalizing interest related to these properties.
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

The ceiling test is computed using the simple average spot price for the trailing twelve month period using the first day of each month. For the period ended September 30, 2013, the trailing twelve month reference price was $3.60 per Mmbtu for natural gas at Henry Hub, $95.04 per Bbl for the West Texas Intermediate oil at Cushing, Oklahoma, and $37.06 per Bbl for natural gas liquids based on the twelve month average of realized prices. Each of the reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. Under full cost accounting rules, any ceiling test write-downs of oil and natural gas properties may not be reversed in subsequent periods. Since we do not designate our derivative financial instruments as hedges, we are not allowed to use the impacts of the derivative financial instruments in our ceiling test computations.
As of September 30, 2013 pursuant to Rule 4-10(c)(4) of Regulation S-X, we were required to compute the ceiling test using the simple average spot price for the trailing twelve month period for oil and natural gas. The computation resulted in the carrying costs of our unamortized proved oil and natural gas properties, exceeding the September 30, 2013 ceiling test limitation by approximately $118.5 million. Our pricing for the acquisitions of the Chesapeake Properties was based on models which incorporate, among other things, market prices based on NYMEX futures as of the acquisition date. The ceiling test requires companies using the full cost accounting method to price period ending proved reserves using the simple average spot price for the trailing twelve month period, which may not be indicative of actual market values. Given the short passage of time between closing of these acquisitions and the required ceiling test computation, the Company requested, and received, an exemption from the SEC to exclude the acquisition of the Chesapeake Properties from the ceiling test assessments for a period of twelve months following the corresponding acquisition dates. Excluding the Chesapeake Properties from our ceiling test resulted in the ceiling test limitation exceeding unamortized costs of our proved oil and natural gas properties, and therefore the need to recognize impairment for the quarter ended September 30, 2013 was eliminated.
The request for exemption was made because the Company believes the fair value of the aforementioned acquisitions can be demonstrated beyond a reasonable doubt to exceed their unamortized costs. The Company’s expectation of future prices is principally based on NYMEX futures contracts, adjusted for basis differentials, for a period of five years. After a five year period we have historically elected to use flat pricing as the NYMEX futures contracts become more thinly traded. Generally, the flat price used for the sixth year through the economic life of the property is management’s internal long-term price estimate, which is, in part, based on an extension of the NYMEX pricing. We believe the NYMEX futures contract reflects an independent pricing point for determining fair value. Management’s internal valuation model demonstrated that the fair value of these acquired oil and gas properties clearly exceeded the calculated ceiling test limitation as of September 30, 2013 beyond a reasonable doubt.
We recognize that, due to the volatility associated with oil and natural gas prices, a downward trend in market prices could occur. If such a case were to occur and is deemed to be other than a temporary trend, we would assess these acquisitions for impairment during the requested exemption period. Further, if we cannot demonstrate that fair value exceeds the unamortized carrying costs during the requested exemption periods prior to issuance of our financial statements, we will recognize an impairment.
For the three months ended September 30, 2013, we did not recognize a pre-tax ceiling test write-down, and for the three months ended September 30, 2012, we recognized a $318.0 million pre-tax ceiling test write-down to our proved oil and natural gas properties. For the nine months ended September 30, 2013 and 2012, we recognized pre-tax ceiling test write-downs of $10.7 million and $1.0 billion, respectively.
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

6.	Earnings per share
The following table presents the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Basic net income (loss) per common share:
Net income (loss)	$(98,651)	$(346,174)	$145,067	$(1,124,256)
Weighted average common shares outstanding	215,056	214,301	214,877	214,204
Net income (loss) per basic common share	$(0.46)	$(1.62)	$0.68	$(5.25)
Diluted net income (loss) per common share:
Net income (loss)	$(98,651)	$(346,174)	$145,067	$(1,124,256)
Weighted average common shares outstanding	215,056	214,301	214,877	214,204
Dilutive effect of:
Stock options	—	—	8	—
Restricted shares	—	—	310	—
Weighted average common shares and common share equivalents outstanding	215,056	214,301	215,195	214,204
Net income (loss) per diluted common share	$(0.46)	$(1.62)	$0.67	$(5.25)
Diluted earnings per common share are computed in the same manner as basic earnings per share after assuming the issuance of common stock for all potentially dilutive common share equivalents, which include both stock options and restricted stock awards, whether vested or not. The computation of diluted earnings per share excluded 17,478,476 and 17,105,207 antidilutive common share equivalents for the three months ended September 30, 2013 and 2012, respectively, and 16,884,896 and 17,631,927 antidilutive common share equivalents for the nine months ended September 30, 2013 and 2012, respectively. The antidilutive common share equivalents primarily related to out-of-the-money stock options for all periods presented.

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
The tables below outline the classification of our derivative financial instruments on our Condensed Consolidated Balance Sheets and their financial impact on our Condensed Consolidated Statements of Operations.
Fair Value of Derivative Financial Instruments

(in thousands)	September 30, 2013	December 31, 2012
Derivative financial instruments - Current assets	$31,575	$49,500
Derivative financial instruments - Long-term assets	12,908	16,554
Derivative financial instruments - Current liabilities	(7,414)	(2,396)
Derivative financial instruments - Long-term liabilities	(10,407)	(26,369)
Net derivative financial instruments	$26,662	$37,289

Effect of Derivative Financial Instruments

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Gain (loss) on derivative financial instruments	$7,443	$(20,261)	$19,175	$18,346
Settlements in the normal course of maturities of our derivative financial instrument contracts result in cash receipts from, or cash disbursements to, our derivative contract counterparties. Changes in the fair value of our derivative financial instrument contracts, which include both cash and non-cash changes in fair value, are included in earnings with a corresponding increase or decrease in the Condensed Consolidated Balance Sheets fair value amounts.
Our natural gas and oil derivative instruments are comprised of swap, basis swap and call option contracts. Swap contracts allow us to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. Basis swap agreements allow us to receive a fixed price differential between market indices for oil prices based on the delivery point. Our oil basis swaps typically have a positive differential to NYMEX West Texas Intermediate oil prices, or WTI. Call options are financial contracts that give our trading counterparties the right, but not the obligation, to buy an agreed quantity of oil or natural gas from us at a certain time and price in the future. At the time of settlement, if the market price exceeds the fixed price of the call option, we pay the counterparty the excess. If the market price settles below the fixed price of the call option, no payment is due from either party. In exchange for selling this option, we received upfront proceeds which we used to obtain a higher fixed price on our swaps.  These transactions were conducted contemporaneously with a single counterparty and resulted in a net cashless transaction.
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

The following table presents the volumes and fair value of our oil and natural gas derivative financial instruments (including our 25.5% proportionate interest in the EXCO/HGI Partnership's derivative financial instruments) as of September 30, 2013:

(in thousands, except prices)	Volume Mmbtus/Bbls	Weighted average strike price per Mmbtu/Bbl	Fair value at September 30, 2013
Natural gas:
Swaps:
Remainder of 2013	22,460	$4.10	$11,288
2014	60,298	4.24	22,721
2015	28,288	4.31	7,239
Call options:
Remainder of 2013	5,060	4.29	(69)
2014	20,075	4.29	(3,410)
2015	20,075	4.29	(7,152)
Total natural gas			$30,617
Oil:
Swaps:
Remainder of 2013	587	$102.38	$66
2014	1,644	95.03	(1,549)
2015	548	91.78	339
Basis Swaps:
Remainder of 2013	92	4.18	(40)
2014	183	6.03	(3)
2015	91	6.10	79
Call options:
Remainder of 2013	—	—	—
2014	365	100.00	(1,563)
2015	365	100.00	(1,284)
Total oil			$(3,955)
Total oil and natural gas derivatives			$26,662
At December 31, 2012, we had outstanding derivative contracts to mitigate our exposure to price volatility covering 216,263 Mmmbtus of natural gas and 1,095 Mbbls of oil. At September 30, 2013, the average forward NYMEX WTI oil prices per Bbl for the remainder of 2013 and calendar years 2014 and 2015 were $102.05, $96.31, and $89.10, respectively, the average forward NYMEX Louisiana Light Sweet, or LLS, oil prices for the remainder of 2013 and calendar years 2014 and 2015 were $105.32, $100.79, and $93.76, respectively, and the average forward NYMEX Henry Hub natural gas prices per Mmbtu for the remainder of 2013 and calendar years 2014 and 2015 were $3.64, $3.86 and $4.06, respectively.
Our derivative financial instruments covered approximately 60% and 45% of production volumes for the three months ended September 30, 2013 and 2012, respectively, and 55% and 43% of production volumes for the nine months ended September 30, 2013 and 2012, respectively.

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
Fair value of derivative financial instruments
The fair value of our derivative financial instruments may be different from the settlement value based on company-specific inputs, such as credit rating, futures markets and forward curves, and readily available buyers or sellers for such assets or liabilities. During the nine months ended September 30, 2013 there were no changes in the fair value level classifications. The following table presents a summary of the estimated fair value of our derivative financial instruments as of September 30, 2013 and December 31, 2012.

	September 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$26,662	$—	$26,662
	December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$37,289	$—	$37,289
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
The valuation of our commodity price derivatives, represented by oil and natural gas swaps, basis swaps and call option contracts, is discussed below.
Oil derivatives. Our oil derivatives are swap, basis swap and call option contracts for notional Bbls of oil at fixed (in the case of swap and basis swap contracts) or interval (in the case of call option contracts) NYMEX oil index prices. The asset and liability values attributable to our oil derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures quotes for oil index prices, (iii) the applicable estimated credit-adjusted risk-free rate curve, as described above, and (iv) the implied rate of volatility inherent in the call option contracts. The implied rates of volatility were determined based on average NYMEX oil index prices.
Natural gas derivatives. Our natural gas derivatives are swap and call option contracts for notional Mmbtus of natural gas at posted price indexes, including NYMEX Henry Hub, or HH, swap and call option contracts. The asset and liability values attributable to our natural gas derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH for natural gas swaps, (iii) the applicable credit-adjusted risk-free rate curve, as described above and (iv) the implied rate of volatility inherent in the call option contracts. The implied rates of volatility were determined based on average HH natural gas prices.
See further details on the fair value of our derivative financial instruments in “Note 7. Derivative financial instruments”.
Fair value of other financial instruments
Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The carrying values of the EXCO Resources Credit Agreement, excluding the term loan, and EXCO/HGI Partnership Credit Agreement approximate fair value, as these are subject to short-term floating interest rates that approximate the rates available to us for those periods.
The estimated fair values of our 7.5% senior unsecured notes due September 15, 2018, or the 2018 Notes, and the term loan under the EXCO Resources Credit Agreement, or the Term Loan, at September 30, 2013 and December 31, 2012 are presented below. The estimated fair values of the 2018 Notes and the Term Loan have been calculated based on market quotes.

	September 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$712,500	$—	$—	$712,500
Term Loan	$298,876	$—	$—	$298,876
	December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$716,250	$—	$—	$716,250
Term Loan	$—	$—	$—	$—

Other fair value measurements
We recorded an other than temporary impairment of $91.5 million to our investment in TGGT during the third quarter 2013 as a result of the carrying value exceeding the fair value. We considered the change in our expected holding period as well as third-party offers in determining the impairment amount. The inputs used in determining the fair value as part of the impairment calculation are considered to be Level 2 within the fair value hierarchy. The carrying value of our investment in TGGT was $241.7 million as of September 30, 2013. See further discussion of our investment in TGGT in "Note 13. Equity Investments".

9.	Debt
Our total debt is summarized as follows:

(in thousands)	September 30, 2013	December 31, 2012
Revolving credit facility under EXCO Resources Credit Agreement	$1,004,096	$1,107,500
Term Loan under EXCO Resources Credit Agreement	299,250	—
Unamortized discount on Term Loan	(2,931)	—
2018 Notes	750,000	750,000
Unamortized discount on 2018 Notes	(7,610)	(8,528)
Total debt excluding the EXCO/HGI Partnership	2,042,805	1,848,972
EXCO/HGI Partnership Credit Agreement	92,820	—
Total debt	2,135,625	1,848,972
Less amounts due within one year	272,096	—
Total debt due after one year	$1,863,529	$1,848,972
Terms and conditions of each of these debt obligations are discussed below.
EXCO Resources Credit Agreement
On July 31, 2013, we amended and restated the EXCO Resources Credit Agreement which increased our borrowing base to $1.6 billion, including a $1.3 billion revolving commitment and a $300.0 million term loan commitment. The credit agreement provides that net proceeds from certain asset sales in excess of the borrowing base value (if any) will be used to reduce the outstanding borrowings by July 31, 2014. At any time after April 30, 2014, the lenders have the right to demand that we engage investment bankers to publicly sell or privately place debt securities in an amount that is sufficient to (i) pay off $400.0 million less the amount of net asset sale proceeds received by EXCO and applied to reduce the outstanding borrowings and (ii) reduce the amounts outstanding under the EXCO Resources Credit Agreement so that there is at least $100.0 million in available borrowing capacity. The maturity date of the revolving commitment of the EXCO Resources Credit Agreement is July 31, 2018.

On August 19, 2013, the EXCO Resources Credit Agreement was amended to reflect a term loan that ranks pari passu in right of payment and of security with the revolving loans. The term loan has a maturity date of August 19, 2019 unless a permitted refinancing of the 2018 Notes does not occur prior to March 15, 2018, in which case the term loan will have a maturity date of July 31, 2018. We have scheduled principal payments on the term loan in the amount of $0.8 million due and payable on the last day of March, June, September and December of each year beginning on September 30, 2013. As of September 30, 2013, $299.3 million in principal was outstanding on the term loan. The unamortized discount on the term loan at September 30, 2013 was $2.9 million.
Proceeds from the sale of properties under the KKR Participation Agreement on July 31, 2013 were used to reduce outstanding borrowings under the EXCO Resources Credit Agreement. After giving effect to the KKR payment, the EXCO Resources Credit Agreement borrowing base and outstanding borrowings were reduced by $130.9 million and our asset sale requirement was reduced to $269.1 million as of September 30, 2013.
As of September 30, 2013, the revolving commitment under the EXCO Resources Credit Agreement had an available borrowing base of approximately $1.2 billion, with approximately $1.0 billion of outstanding indebtedness and $158.1 million of unused borrowing base, net of letters of credit.
Under the EXCO Resources Credit Agreement, the next borrowing base redetermination for the revolving commitment will occur on April 1, 2014. Subsequent redeterminations will occur semi-annually with us and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. The interest rate grid for the revolving commitment under the EXCO Resources Credit Agreement ranges from LIBOR plus 175 bps to 275 bps (or ABR plus 75 bps to 175 bps), depending on our borrowing base usage. The interest rate grid is increased by 100 bps per annum until the net proceeds from certain asset sales reduce outstanding borrowings by $400.0 million. On September 30, 2013, the one month LIBOR was 0.2%, which resulted in an interest rate of approximately 3.7% on the revolving commitment. The term loan bears interest at LIBOR, with a floor of 100 bps, plus 400 bps (or ABR plus 300 bps). The interest rate on the term loan was approximately 5.0% as of September 30, 2013.
The majority of our subsidiaries are guarantors under the EXCO Resources Credit Agreement. The EXCO Resources Credit Agreement permits investments, loans and advances to the unrestricted subsidiaries related to our joint ventures with certain limitations, and allows us to repurchase up to $200.0 million of our common stock, of which $7.5 million has been repurchased to date. The repurchase of our common stock is prohibited until the net proceeds received from certain asset sales reduce outstanding borrowings by $400.0 million. There were no share repurchases during the nine months ended September 30, 2013.
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
The EXCO Resources Credit Agreement sets forth the terms and conditions under which we are permitted to pay a cash dividend on our common stock and provides that we may declare and pay cash dividends on our common stock in an amount not to exceed a cumulative total of $50.0 million in any four consecutive fiscal quarters, provided that, as of each payment date and after giving effect to the dividend payment date, (i) no default has occurred and is continuing, (ii) we have at least 10% of our revolving commitment, as defined in the EXCO Resources Credit Agreement, available under the EXCO Resources Credit Agreement, and (iii) payment of such dividend is permitted under the indenture governing the 2018 Notes.
As of September 30, 2013, we were in compliance with the financial covenants contained in the EXCO Resources Credit Agreement, which require that we:

•	maintain a consolidated current ratio (as defined in the EXCO Resources Credit Agreement) of at least 1.0 to 1.0 as of the end of any fiscal quarter; and

•	not permit our ratio of consolidated funded indebtedness to consolidated EBITDAX (as defined in the EXCO Resources Credit Agreement) to be greater than 4.5 to 1.0 at the end of any fiscal quarter.
The amendment to the EXCO Resources Credit Agreement also added that a breach of any financial covenants with respect to any term loans shall not be considered an event of default unless the aggregate revolving loans and letters of credit then outstanding is equal to or greater than $10.0 million and until the earlier of: (i) 90 days after the date such event of default arises, unless waived by the revolving lenders having a revolving exposure representing at least 66 2/3% of the aggregate revolving loans, letters of credit and unused commitments prior to such 90th day, and (ii) the date on which the administrative agent or such revolving lenders cause such indebtedness to become due prior to July 31, 2018.
While we believe our existing capital resources, including our cash flow from operations and borrowing capacity under the EXCO Resources Credit Agreement are sufficient to conduct our operations through 2013 and 2014, there are certain risks arising from depressed oil and natural gas prices and declines in production volumes that could impact our ability to meet debt covenants in future periods. In particular, our ratio of consolidated funded indebtedness to consolidated EBITDAX, as defined in the EXCO Resources Credit Agreement, is computed using the trailing twelve month EBITDAX and only includes operations from non-guarantor subsidiaries and unconsolidated joint ventures to the extent that cash is distributed to entities under the credit agreement. As a result, our ability to maintain compliance with this covenant may be negatively impacted when oil and/or natural gas prices remain depressed for an extended period of time.
We plan to repay the remaining $269.1 million of the outstanding asset sale requirement under the EXCO Resources Credit Agreement through the sale of assets and cash flows from operations. We intend to use all of the cash proceeds from the anticipated sale of TGGT in the fourth quarter of 2013 to reduce outstanding borrowings under the asset sale requirement, which will also result in a corresponding reduction in our borrowing base. If our cash flow, capital resources and proceeds from asset sales are insufficient to repay our debt obligations and finance capital expenditure programs, we may be forced to sell additional assets, issue additional equity or debt securities or restructure our indebtedness. These options may not be available on commercially reasonable terms, or at all. In addition, the sale of assets or issuance of debt securities would have to be completed in compliance with the financial and other restrictive covenants in the EXCO Resources Credit Agreement and the indenture governing the 2018 Notes.
2018 Notes
The 2018 Notes are guaranteed on a senior unsecured basis by a majority of EXCO’s subsidiaries, with the exception of certain non-guarantor subsidiaries, our jointly-held equity investments with BG Group and the EXCO/HGI Partnership. Our equity investments with BG Group, other than OPCO, have been designated as unrestricted subsidiaries under the indenture governing the 2018 Notes.
As of September 30, 2013, $750.0 million in principal was outstanding on the 2018 Notes. The unamortized discount on the 2018 Notes at September 30, 2013 was $7.6 million. Interest accrues at 7.5% and is payable semi-annually in arrears on March 15th and September 15th of each year.
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

EXCO/HGI Partnership Credit Agreement
In connection with its formation, the EXCO/HGI Partnership entered into a credit agreement, or the EXCO/HGI Partnership Credit Agreement, with an initial borrowing base of $400.0 million, of which $230.0 million was drawn at closing. The EXCO/HGI Partnership entered into the First Amendment to the EXCO/HGI Partnership Credit Agreement on March 5, 2013, which increased the borrowing base to $470.0 million as a result of the acquisition of the shallow Cotton Valley assets from an affiliate of BG Group. The borrowing base is redetermined semi-annually, with the EXCO/HGI Partnership and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. The next borrowing base redetermination for the EXCO/HGI Partnership Credit Agreement is scheduled for the fourth quarter of 2013 and could result in a reduction to the borrowing base. The EXCO/HGI Partnership Credit Agreement matures on February 14, 2018.

Borrowings under the EXCO/HGI Partnership Credit Agreement are secured by properties owned by the EXCO/HGI Partnership and we do not guarantee the EXCO/HGI Partnership's debt. The EXCO/HGI Partnership is not a guarantor to the EXCO Resources Credit Agreement or the 2018 Notes. As of September 30, 2013, $364.0 million was drawn under this agreement and our proportionate share of the obligation was $92.8 million. The interest rate grid ranges from LIBOR plus 175 bps to 275 bps (or ABR plus 75 bps to 175 bps), depending on the percentages of drawn balances to the borrowing base as defined in the agreement.
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
As of September 30, 2013, the EXCO/HGI Partnership was in compliance with the financial covenants contained in the EXCO/HGI Partnership Credit Agreement, which require that it:

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

10.    Dividends
On September 11, 2013, our board of directors approved a cash dividend of $0.05 per share for the third quarter of 2013. The total cash dividend was $10.9 million, of which $10.8 million was paid on September 30, 2013 to holders of record on September 23, 2013 and the remainder was accrued to be paid to holders of restricted shares upon vesting. Total dividends paid to our shareholders for the nine months ended September 30, 2013 were $32.2 million.
Any future declaration of dividends, as well as the establishment of record and payment dates, is subject to limitations under the EXCO Resources Credit Agreement, the indenture governing the 2018 Notes and the approval of our board of directors.

11.    Income taxes
We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. We have accumulated financial deferred tax assets primarily due to losses arising from ceiling test write-downs to the carrying value of our oil and natural gas properties that are subject to valuation allowances. Our valuation allowances decreased $72.9 million for the nine months ended September 30, 2013. As a result of cumulative financial operating losses, we have recognized net valuation allowances of approximately $847.6 million as of September 30, 2013. The valuation allowances will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized. The valuation allowance does not impact future utilization of the underlying tax attributes.

12.    Segment information
Our reportable business segments consist of exploration and production and midstream. The exploration and production segment is responsible for acquisition, exploration, exploitation, development and production of oil, natural gas and natural gas liquids. The midstream segment, which consists of TGGT and a midstream joint venture in Appalachia with BG Group, or the Appalachia Midstream JV, is accounted for using the equity method and is responsible for purchasing, gathering, transporting and treating natural gas.
Our management evaluates TGGT and the Appalachia Midstream JV’s performance on a stand-alone basis. The revenues and expenses used to compute the midstream segment's profit represent TGGT and the Appalachia Midstream JV’s results of operations without regard to our 50% ownership. Since we use the equity method of accounting for TGGT and the Appalachia Midstream JV, we eliminate these revenues and expenses when reconciling to our consolidated results of operations and report our net share of the midstream segment's operations as equity income (loss). See “Note 13. Equity investments” for additional details related to our equity investments, including our midstream segment.

Summarized financial information concerning our reportable segments is shown in the following table:

(in thousands)	Exploration and production	Midstream	Equity investee and intercompany eliminations	Consolidated
For the three months ended September 30, 2013:
Total revenues	$165,314	$50,242	$(50,242)	$165,314
Segment profit	$115,388	$35,578	$(35,578)	$115,388
Equity loss	$(2,569)	$(82,739)	$—	$(85,308)

For the three months ended September 30, 2012:
Total revenues	$141,621	$64,716	$(64,716)	$141,621
Segment profit	$91,660	$48,493	$(48,493)	$91,660
Equity income	$1,668	$11,226	$—	$12,894

For the nine months ended September 30, 2013
Total revenues	$453,869	$164,744	$(164,744)	$453,869
Segment profit	$321,311	$119,915	$(119,915)	$321,311
Equity loss	$(3,694)	$(57,535)	$—	$(61,229)

For the nine months ended September 30, 2012
Total revenues	$394,447	$191,572	$(191,572)	$394,447
Segment profit	$236,509	$139,971	$(139,971)	$236,509
Equity income (loss)	$(77)	$20,098	$—	$20,021

As of September 30, 2013
Capital expenditures	$242,798	$21,499	$(21,499)	$242,798
Goodwill	$163,155	$—	$—	$163,155
Total assets	$2,821,832	$1,234,018	$(1,234,018)	$2,821,832

As of December 31, 2012
Capital expenditures	$501,847	$134,167	$(134,167)	$501,847
Goodwill	$218,256	$—	$—	$218,256
Total assets	$2,323,732	$1,254,217	$(1,254,217)	$2,323,732
There were no intersegment revenues for any periods presented.

The following table reconciles the segment profits reported above to income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Segment profit	$115,388	$91,660	$321,311	$236,509
Depletion, depreciation and amortization	(74,499)	(70,589)	(163,195)	(247,508)
Write-down of oil and natural gas properties	—	(318,044)	(10,707)	(1,022,709)
Accretion of discount on asset retirement obligations	(619)	(985)	(1,865)	(2,896)
General and administrative	(21,937)	(22,052)	(66,495)	(62,194)
Gain (loss) on divestitures and other operating items	(2,739)	(1,011)	179,503	(9,346)
Interest expense	(36,474)	(17,935)	(71,771)	(55,068)
Gain (loss) on derivative financial instruments	7,443	(20,261)	19,175	18,346
Other income	94	149	340	589
Equity income (loss)	(85,308)	12,894	(61,229)	20,021
Income (loss) before income taxes	$(98,651)	$(346,174)	$145,067	$(1,124,256)

13.    Equity investments
We hold equity investments in four entities with BG Group, which are described below. We use the equity method of accounting for each investment.

•	We own a 50% interest in TGGT, which holds interests in midstream assets in East Texas and North Louisiana.

•	We own a 50% interest in OPCO, which operates the Appalachia JV properties, subject to oversight from a management board having equal representation from EXCO and BG Group.

•	We own a 50% interest in the Appalachia Midstream JV, which holds interests in midstream assets in the Marcellus shale.

•	We own a 50% interest in an entity that manages certain surface acreage.
On October 16, 2013, EXCO and BG Group entered into a definitive agreement to convey 100% of the equity interests in TGGT to Azure Midstream Holdings LLC, or Azure, for an aggregate sales price of approximately $910.0 million, subject to customary purchase price adjustments. The consideration consists of approximately $876.5 million in cash and an equity interest in Azure valued at approximately $33.5 million, which will be split equally between EXCO and BG Group. The transaction is expected to close in the fourth quarter of 2013.
We expect to receive approximately $230.0 million in net cash proceeds at the closing, after expected closing adjustments, fees and transaction expenses. The equity interest issued to EXCO will be equal to or less than 4% of the total outstanding equity interests of Azure as of the closing date. EXCO and BG Group will also be granted an option for a period of one year to acquire an additional equity interest in Azure equal to the equity interest issued at closing for approximately $16.8 million plus a premium that will increase over time.
At the closing of the agreement, EXCO and BG Group will agree to deliver to TGGT’s gathering systems an aggregate minimum volume commitment of 600,000 Mmbtu/day of natural gas production from the Holly and Shelby fields over a five year period. The minimum volume commitment may be satisfied with (i) production of EXCO, BG Group and each of their respective affiliates, (ii) production of joint venture partners of either EXCO, BG Group or their affiliates, and (iii) production of non-operating working interest owners to the extent EXCO, BG Group, and each of their respective affiliates or its joint venture partner controls such production. If there is a shortfall to the minimum volume commitment in any year, then EXCO and BG Group are severally responsible for paying to TGGT a shortfall payment in an amount equal to the amount of the shortfall (calculated on an annualized basis) times $0.40 per Mmbtu. EXCO and BG Group are entitled to credit 25% of any production volumes delivered in excess of the minimum volume commitment during any year to the subsequent year.
We intend to apply all of the cash proceeds from the anticipated sale of TGGT in the fourth quarter of 2013 to reduce outstanding borrowings under the asset sale requirement of the EXCO Resources Credit Agreement, which will also result in a corresponding reduction in our borrowing base. We recorded an other than temporary impairment of $91.5 million to our investment in TGGT during the third quarter 2013 as a result of the carrying value exceeding the fair value. We considered the change in our expected holding period as well as third-party offers in determining the impairment amount. The carrying value of our investment in TGGT was $241.7 million as of September 30, 2013.

The following tables present summarized consolidated financial information of our equity investments and a reconciliation of our investment to our proportionate 50% interest.

(in thousands)	September 30, 2013	December 31, 2012
Assets
Total current assets	$132,321	$151,098
Property and equipment, net	1,213,801	1,228,231
Other assets	3,952	6,408
Total assets	$1,350,074	$1,385,737
Liabilities and members’ equity
Total current liabilities	$97,974	$120,408
Total long term liabilities	420,348	492,071
Members’ equity:
Total members' equity	831,752	773,258
Total liabilities and members’ equity	$1,350,074	$1,385,737

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Revenues:
Oil and natural gas	$168	$115	$591	$307
Midstream	50,242	64,716	164,744	191,572
Total revenues	50,410	64,831	165,335	191,879
Costs and expenses:
Oil and natural gas production	74	60	225	176
Midstream operating	14,664	16,223	44,829	51,601
Write-down of oil and natural gas properties	—	—	—	1,230
Asset impairments, net of insurance recoveries	5,999	4,618	7,246	39,961
General and administrative	3,476	5,522	10,955	19,275
Depletion, depreciation and amortization	11,233	11,314	33,773	29,676
Other expenses	3,383	2,212	10,222	12,432
Total costs and expenses	38,829	39,949	107,250	154,351
Income before income taxes	11,581	24,882	58,085	37,528
Income tax expense	95	31	317	299
Net income	$11,486	$24,851	$57,768	$37,229
EXCO’s share of equity income before amortization and impairment	$5,743	$12,425	$28,884	$18,614
Amortization of the difference in the historical basis of our contribution	$469	$469	$1,407	$1,407
Impairment of equity investment	(91,520)	—	(91,520)	—
EXCO’s share of equity income (loss) after amortization and impairment	$(85,308)	$12,894	$(61,229)	$20,021

(in thousands)	September 30, 2013	December 31, 2012
Equity investments	$286,142	$347,008
Basis adjustment (1)	137,275	45,755
Cumulative amortization of basis adjustment (2)	(7,541)	(6,134)
EXCO’s 50% interest in equity investments	$415,876	$386,629

(1)
Our equity in TGGT and OPCO, at inception, exceeded the book value of our investments by an aggregate of $45.8 million, comprised of an aggregate $57.2 million difference in the historical basis of our contribution and the fair value of

BG Group’s contribution, offset by $11.4 million of goodwill included in our investment in TGGT. We recorded an impairment of $91.5 million to our investment in TGGT during the third quarter 2013 as a result of the carrying value exceeding our share of the expected proceeds from the anticipated sale. A portion of the impairment charge was allocated to the $11.4 million of goodwill previously included in our investment in TGGT, resulting in an aggregate basis difference of $137.3 million as of September 30, 2013.

(2)	The aggregate $57.2 million basis difference upon inception is being amortized over the estimated life of the associated assets.

14.    Related party transactions
TGGT and OPCO
TGGT provides us with gathering, treating and well connect services in the ordinary course of business. In addition, TGGT also purchases natural gas from us in certain areas. OPCO serves as the operator of our wells in the Appalachia JV. There are service agreements between us and TGGT and OPCO whereby we provide administrative and technical services for which we are reimbursed. For the three and nine months ended September 30, 2013 and 2012, these transactions included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
(in thousands)	TGGT	OPCO	TGGT	OPCO	TGGT	OPCO	TGGT	OPCO
Amounts paid:
Gathering, treating and well connection fees (1)	$39,302	$—	$58,027	$—	$126,915	$—	$166,851	$—
Advances to operator	—	3,980	—	31,805	—	25,890	—	58,582
Amounts received:
Natural gas purchases	2,763	—	3,390	—	5,836	—	12,115	—
General and administrative services	5,625	12,006	4,170	11,967	14,094	31,981	14,209	40,685
Other	—	—	210	—	52	—	1,654	—
Total	$8,388	$12,006	$7,770	$11,967	$19,982	$31,981	$27,978	$40,685

(1)	Represents the gross billings from TGGT.

As of September 30, 2013 and December 31, 2012, the amounts owed under the service agreements were as follows:

	September 30, 2013		December 31, 2012
(in thousands)	TGGT	OPCO	TGGT	OPCO
Amounts due to EXCO	$2,705	$4,126	$2,483	$2,956
Amounts due from EXCO (1)	11,641	—	12,540	—

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

Other related party transactions
As discussed in "Note 9. Debt", the EXCO Resources Credit Agreement was amended to reflect a term loan on August 19, 2013. Investment accounts managed by Invesco Advisers, Inc. are lenders under the term loan. Invesco Advisers, Inc. is an indirect owner of WL Ross & Co. LLC. Wilbur L. Ross, Jr., the Chairman and Chief Executive Officer at WL Ross & Co. LLC, serves on EXCO’s board of directors. Investment entities managed by WL Ross & Co. LLC beneficially own approximately 14.5% of EXCO’s outstanding shares of common stock.

15.    Condensed consolidating financial statements
As of September 30, 2013, the majority of EXCO’s subsidiaries were guarantors under the EXCO Resources Credit Agreement and the indenture governing the 2018 Notes. All of our non-guarantor subsidiaries were considered unrestricted subsidiaries under the indenture governing the 2018 Notes, with the exception of our equity investment in OPCO. As of and for the nine months ended September 30, 2013:

•	Our equity method investment in OPCO represented $13.9 million of equity method investments and contributed $3.7 million of equity method losses; and

•	Our interests in jointly held entities with BG Group, with the exception of OPCO, represented $272.2 million of our equity method investments and contributed $57.5 million of our equity method losses.
Borrowings under the EXCO/HGI Partnership Credit Agreement are secured by properties owned by the EXCO/HGI Partnership and we do not guarantee the EXCO/HGI Partnership's debt. The EXCO/HGI Partnership is not a guarantor to the EXCO Resources Credit Agreement or the 2018 Notes.
Set forth below are condensed consolidating financial statements of EXCO, the guarantor subsidiaries and the non-guarantor subsidiaries. The 2018 Notes, which were issued by EXCO Resources, Inc., are jointly and severally guaranteed by some of our subsidiaries (referred to as Guarantor Subsidiaries). For purposes of this footnote, EXCO Resources, Inc. is referred to as Resources to distinguish it from the Guarantor Subsidiaries. Each of the Guarantor Subsidiaries are 100% owned subsidiaries of Resources and the guarantees are unconditional as it relates to the assets of the Guarantor Subsidiaries.
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

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
September 30, 2013

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$39,295	$(12,106)	$6,304	$—	$33,493
Restricted cash	—	36,137	—	—	36,137
Other current assets	48,517	200,191	7,565	—	256,273
Total current assets	87,812	224,222	13,869	—	325,903
Equity investments	—	—	286,142	—	286,142
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	2,257	488,560	3,516	—	494,333
Proved developed and undeveloped oil and natural gas properties	335,055	3,118,797	117,697	—	3,571,549
Accumulated depletion	(329,925)	(1,764,265)	(8,405)	—	(2,102,595)
Oil and natural gas properties, net	7,387	1,843,092	112,808	—	1,963,287
Gas gathering, office, field and other equipment, net	4,352	12,895	22,671	—	39,918
Investments in and advances to affiliates, net	2,208,335	—	—	(2,208,335)	—
Deferred financing costs, net	29,198	—	1,291	—	30,489
Derivative financial instruments	12,757	—	151	—	12,908
Goodwill	13,293	149,862	—	—	163,155
Other assets	1	29	—	—	30
Total assets	$2,363,135	$2,230,100	$436,932	$(2,208,335)	$2,821,832
Liabilities and shareholders' equity
Current liabilities	$302,917	$313,596	$11,434	$—	$627,947
Long-term debt	1,770,709	—	92,820	—	1,863,529
Deferred income taxes	—	—	—	—	—
Other long-term liabilities	10,859	32,306	8,541	—	51,706
Payable to parent	—	2,539,450	35,777	(2,575,227)	—
Total shareholders' equity	278,650	(655,252)	288,360	366,892	278,650
Total liabilities and shareholders' equity	$2,363,135	$2,230,100	$436,932	$(2,208,335)	$2,821,832

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$65,791	$(20,147)	$—	$—	$45,644
Restricted cash	—	70,085	—	—	70,085
Other current assets	63,333	182,804	—	—	246,137
Total current assets	129,124	232,742	—	—	361,866
Equity investments	—	—	347,008	—	347,008
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	48,179	421,864	—	—	470,043
Proved developed and undeveloped oil and natural gas properties	513,668	2,202,099	—	—	2,715,767
Accumulated depletion	(328,560)	(1,617,005)	—	—	(1,945,565)
Oil and natural gas properties, net	233,287	1,006,958	—	—	1,240,245
Gas gathering, office, field and other equipment, net	7,701	109,490	—	—	117,191
Investments in and advances to affiliates, net	1,622,731	—	—	(1,622,731)	—
Deferred financing costs, net	22,584	—	—	—	22,584
Derivative financial instruments	16,554	—	—	—	16,554
Goodwill	38,100	180,156	—	—	218,256
Other assets	1	27	—	—	28
Total assets	$2,070,082	$1,529,373	$347,008	$(1,622,731)	$2,323,732
Liabilities and shareholders' equity
Current liabilities	$37,031	$200,900	$—	$—	$237,931
Long-term debt	1,848,972	—	—	—	1,848,972
Deferred income taxes	—	—	—	—	—
Other long-term liabilities	34,686	52,750	—	—	87,436
Payable to parent	—	2,172,526	—	(2,172,526)	—
Total shareholders' equity	149,393	(896,803)	347,008	549,795	149,393
Total liabilities and shareholders' equity	$2,070,082	$1,529,373	$347,008	$(1,622,731)	$2,323,732

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended September 30, 2013

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$138	$152,949	$12,227	$—	$165,314
Costs and expenses:
Oil and natural gas production	80	18,329	4,852	—	23,261
Gathering and transportation	—	25,644	1,021	—	26,665
Depletion, depreciation and amortization	1,054	68,757	4,688	—	74,499
Write-down of oil and natural gas properties	—	—	—	—	—
Accretion of discount on asset retirement obligations	4	455	160	—	619
General and administrative	4,277	16,935	725	—	21,937
(Gain) loss on divestitures and other operating items	(446)	3,185	—	—	2,739
Total costs and expenses	4,969	133,305	11,446	—	149,720
Operating income (loss)	(4,831)	19,644	781	—	15,594
Other income (expense):
Interest expense	(35,714)	—	(760)	—	(36,474)
Gain (loss) on derivative financial instruments	8,089	59	(705)	—	7,443
Other income	53	37	4	—	94
Equity loss	—	—	(85,308)	—	(85,308)
Equity in earnings (losses) of subsidiaries	(66,248)	—	—	66,248	—
Total other income (loss)	(93,820)	96	(86,769)	66,248	(114,245)
Income (loss) before income taxes	(98,651)	19,740	(85,988)	66,248	(98,651)
Income tax expense	—	—	—	—	—
Net income (loss)	$(98,651)	$19,740	$(85,988)	$66,248	$(98,651)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended September 30, 2012

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$18,815	$122,806	$—	$—	$141,621
Costs and expenses:
Oil and natural gas production	4,856	19,258	—	—	24,114
Gathering and transportation	—	25,847	—	—	25,847
Depletion, depreciation and amortization	8,848	61,741	—	—	70,589
Write-down of oil and natural gas properties	—	318,044	—	—	318,044
Accretion of discount on asset retirement obligations	134	851	—	—	985
General and administrative	4,761	17,291	—	—	22,052
Other operating items	(182)	1,193	—	—	1,011
Total costs and expenses	18,417	444,225	—	—	462,642
Operating income (loss)	398	(321,419)	—	—	(321,021)
Other income (expense):
Interest expense	(17,935)	—	—	—	(17,935)
Loss on derivative financial instruments	(19,674)	(587)	—	—	(20,261)
Other income	78	71	—	—	149
Equity income	—	—	12,894	—	12,894
Equity in earnings (losses) of subsidiaries	(309,041)	—	—	309,041	—
Total other income (expense)	(346,572)	(516)	12,894	309,041	(25,153)
Income (loss) before income taxes	(346,174)	(321,935)	12,894	309,041	(346,174)
Income tax expense	—	—	—	—	—
Net income (loss)	$(346,174)	$(321,935)	$12,894	$309,041	$(346,174)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the nine months ended September 30, 2013

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$8,258	$414,741	$30,870	$—	$453,869
Costs and expenses:
Oil and natural gas production	2,363	42,993	12,653	—	58,009
Gathering and transportation	—	72,151	2,398	—	74,549
Depletion, depreciation and amortization	4,853	149,046	9,296	—	163,195
Write-down of oil and natural gas properties	—	10,707	—	—	10,707
Accretion of discount on asset retirement obligations	58	1,400	407	—	1,865
General and administrative	14,570	50,319	1,606	—	66,495
Gain on divestitures and other operating items	(25,675)	(153,815)	(13)	—	(179,503)
Total costs and expenses	(3,831)	172,801	26,347	—	195,317
Operating income	12,089	241,940	4,523	—	258,552
Other income (expense):
Interest expense	(69,889)	—	(1,882)	—	(71,771)
Gain (loss) on derivative financial instruments	19,782	(176)	(431)	—	19,175
Other income	182	150	8	—	340
Equity loss	—	—	(61,229)	—	(61,229)
Equity in earnings (losses) of subsidiaries	182,903	—	—	(182,903)	—
Total other income (expense)	132,978	(26)	(63,534)	(182,903)	(113,485)
Income before income taxes	145,067	241,914	(59,011)	(182,903)	145,067
Income tax expense	—	—	—	—	—
Net income (loss)	$145,067	$241,914	$(59,011)	$(182,903)	$145,067

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the nine months ended September 30, 2012

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$61,079	$333,368	$—	$—	$394,447
Costs and expenses:
Oil and natural gas production	14,735	65,020	—	—	79,755
Gathering and transportation	—	78,183	—	—	78,183
Depletion, depreciation and amortization	8,376	239,132	—	—	247,508
Write-down of oil and natural gas properties	—	1,022,709	—	—	1,022,709
Accretion of discount on asset retirement obligations	390	2,506	—	—	2,896
General and administrative	9,330	52,864	—	—	62,194
Other operating items	(163)	9,509	—	—	9,346
Total costs and expenses	32,668	1,469,923	—	—	1,502,591
Operating income (loss)	28,411	(1,136,555)	—	—	(1,108,144)
Other income (expense):
Interest expense	(55,065)	(3)	—	—	(55,068)
Gain on derivative financial instruments	15,505	2,841	—	—	18,346
Other income	171	418	—	—	589
Equity income	—	—	20,021	—	20,021
Equity in earnings (losses) of subsidiaries	(1,113,278)	—	—	1,113,278	—
Total other income (expense)	(1,152,667)	3,256	20,021	1,113,278	(16,112)
Income (loss) before income taxes	(1,124,256)	(1,133,299)	20,021	1,113,278	(1,124,256)
Income tax expense	—	—	—	—	—
Net income (loss)	$(1,124,256)	$(1,133,299)	$20,021	$1,113,278	$(1,124,256)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the nine months ended September 30, 2013

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(25,317)	$234,460	$14,228	$—	$223,371
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment and property acquisitions	(9,683)	(1,140,212)	(38,070)	—	(1,187,965)
Restricted cash	—	33,948	—	—	33,948
Equity method investments	—	(363)	—	—	(363)
Proceeds from disposition of property and equipment	244,500	501,233	—	—	745,733
Distribution received from EXCO/HGI Partnership	3,825	—	—	(3,825)	—
Net changes in advances from Appalachia JV	—	10,055	—	—	10,055
Advances/investments with affiliates	(368,920)	368,920	—	—	—
Net cash used in investing activities	(130,278)	(226,419)	(38,070)	(3,825)	(398,592)
Financing Activities:
Borrowings under credit agreements	967,766	—	36,757	—	1,004,523
Repayments under credit agreements	(774,920)	—	(2,550)	—	(777,470)
Proceeds from issuance of common stock	1,712	—	—	—	1,712
Payment of common stock dividends	(32,237)	—	—	—	(32,237)
EXCO/HGI Partnership cash distribution	—	—	(3,825)	3,825	—
Deferred financing costs and other	(33,222)	—	(236)	—	(33,458)
Net cash provided by financing activities	129,099	—	30,146	3,825	163,070
Net increase (decrease) in cash	(26,496)	8,041	6,304	—	(12,151)
Cash at beginning of period	65,791	(20,147)	—	—	45,644
Cash at end of period	$39,295	$(12,106)	$6,304	$—	$33,493

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the nine months ended September 30, 2012

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$143,678	$271,099	$—	$—	$414,777
Investing Activities:
Additions to oil and natural gas properties, gathering systems and equipment and property acquisitions	(29,772)	(382,592)	—	—	(412,364)
Restricted cash	—	88,619	—	—	88,619
Equity method investments	—	(12,997)	—	—	(12,997)
Proceeds from disposition of property and equipment	15,390	7,250	—	—	22,640
Net changes in advances from Appalachia JV	—	6,849	—	—	6,849
Advances/investments with affiliates	(49,363)	49,363	—	—	—
Net cash used in investing activities	(63,745)	(243,508)	—	—	(307,253)
Financing Activities:
Borrowings under credit agreements	53,000	—	—	—	53,000
Repayments under credit agreements	(93,000)	—	—	—	(93,000)
Proceeds from issuance of common stock	1,397	—	—	—	1,397
Payment of common stock dividends	(25,740)	—	—	—	(25,740)
Deferred financing costs and other	(1,625)	—	—	—	(1,625)
Net cash used in financing activities	(65,968)	—	—	—	(65,968)
Net increase in cash	13,965	27,591	—	—	41,556
Cash at beginning of period	78,664	(46,667)	—	—	31,997
Cash at end of period	$92,629	$(19,076)	$—	$—	$73,553

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. The statements that contain these words should be read carefully because they discuss future expectations, contain projections of results of operations or our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise any forward-looking statements, except as required by applicable securities laws. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Quarterly Report on Form 10-Q, including, but not limited to:

•	fluctuations in the prices of oil, natural gas and natural gas liquids;

•	the availability of foreign oil, natural gas and natural gas liquids;

•	future capital requirements and availability of financing;

•	our ability to meet our current and future debt service obligations;

•	disruption of credit and capital markets and the ability of financial institutions to honor their commitments;

•	estimates of reserves and economic assumptions;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	exploratory risks, primarily related to our activities in shale formations;

•	risks associated with the operation of natural gas pipelines and gathering systems;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	cash flow and liquidity;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	marketing of oil and natural gas;

•	political and economic conditions and events in oil-producing and natural gas-producing countries;

•	title to our properties;

•	litigation;

•	competition;

•	general economic conditions, including costs associated with drilling and operation of our properties;

•
environmental or other governmental regulations, including legislation to reduce emissions of greenhouse gases, legislation of derivative financial instruments, regulation of hydraulic fracture stimulation and elimination of income tax incentives available to our industry;

•	receipt and collectability of amounts owed to us by purchasers of our production and counterparties to our derivative financial instruments;

•	decisions whether or not to enter into derivative financial instruments;

•	potential acts of terrorism;

•	our ability to manage joint ventures with third parties including the resolution of any material disagreements and our partners' ability to satisfy obligations under these arrangements;

•	actions of third party co-owners of interests in properties in which we also own an interest;

•	our ability to obtain financing in order to fund the acquisition of properties including those under the participation agreement with KKR in the Eagle Ford shale;

•	fluctuations in interest rates; and

•	our ability to effectively integrate companies and properties that we acquire.
We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. We caution users of the financial statements not to place undue reliance on any forward-looking statements. When considering our forward-looking statements, keep in mind the cautionary statements in this Quarterly Report on Form 10-Q, and the risk factors included in EXCO's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission, or the SEC, on February 21, 2013 and as amended by EXCO's Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on August 30, 2013.
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
Like all oil and natural gas exploration and production companies, we face the challenge of natural production declines. Oil and natural gas production from a given well naturally decreases over time. We attempt to offset the impact of this natural decline by implementing drilling and exploitation projects to identify and develop additional reserves and adding reserves through acquisitions.

Recent Developments

TGGT Sale Agreement
On October 16, 2013, EXCO and BG Group, plc, or BG Group, entered into a definitive agreement to convey 100% of the equity interests in TGGT Holdings, LLC, or TGGT, to Azure Midstream Holdings LLC, or Azure, for an aggregate sales price of approximately $910.0 million, subject to customary purchase price adjustments. The consideration consists of approximately $876.5 million in cash and an equity interest in Azure valued at approximately $33.5 million, which will be split equally between EXCO and BG Group. The transaction is expected to close in the fourth quarter of 2013.
We expect to receive approximately $230.0 million in net cash proceeds at the closing, after expected closing adjustments, fees and transaction expenses. The equity interest issued to EXCO will be equal to or less than 4% of the total outstanding equity interests of Azure as of the closing date. EXCO and BG Group will also be granted an option for a period of one year to acquire an additional equity interest in Azure equal to the equity interest issued at closing for approximately $16.8 million plus a premium that will increase over time.
At the closing of the agreement, EXCO and BG Group will agree to deliver to TGGT’s gathering systems an aggregate minimum volume commitment of 600,000 Mmbtu/day of natural gas production from the Holly and Shelby fields over a five year period. The minimum volume commitment may be satisfied with (i) production of EXCO, BG Group and each of their respective affiliates, (ii) production of joint venture partners of either EXCO, BG Group or their affiliates, and (iii) production of non-operating working interest owners to the extent EXCO, BG Group, and each of their respective affiliates or its joint venture partner controls such production. If there is a shortfall to the minimum volume commitment in any year, then EXCO and BG Group are severally responsible for paying to TGGT a shortfall payment in an amount equal to the amount of the shortfall (calculated on an annualized basis) times $0.40 per Mmbtu. EXCO and BG Group are entitled to credit 25% of any production volumes delivered in excess of the minimum volume commitment during any year to the subsequent year.
We intend to use all of the cash proceeds from the anticipated sale of TGGT in the fourth quarter of 2013 to reduce outstanding borrowings under the asset sale requirement of the EXCO Resources Credit Agreement, which will also result in a corresponding reduction in our borrowing base. We recorded an other than temporary impairment of $91.5 million to our investment in TGGT during the three months ended September 30, 2013 as a result of the carrying value exceeding the fair value.

Haynesville and Eagle Ford Acquisitions
On July 2, 2013, we entered into definitive agreements with Chesapeake Energy Corporation, or Chesapeake, to acquire producing and undeveloped oil and natural gas assets in the Haynesville and Eagle Ford shale formations, or the Chesapeake Properties, for an aggregate purchase price of approximately $1.0 billion, subject to customary preliminary purchase price adjustments. Upon execution of these agreements, we deposited $31.6 million and $68.1 million into escrow accounts for the acquisition of the Haynesville and Eagle Ford assets, respectively. The escrow accounts remained in place after closing and are primarily used to settle title and environmental defect adjustments.
We amended and restated the EXCO Resources Credit Agreement to facilitate these acquisitions, which increased the borrowing base to $1.6 billion, including a $1.3 billion revolving commitment and a $300.0 million term loan commitment. The credit agreement provides that net proceeds from certain asset sales in excess of the borrowing base value (if any) will be used to reduce the outstanding borrowings by July 31, 2014. At any time after April 30, 2014, the lenders have the right to demand that we engage investment bankers to publicly sell or privately place debt securities in an amount that is sufficient to (i) pay off $400.0 million less the amount of net asset sale proceeds received by EXCO and applied to reduce the outstanding borrowings, and (ii) reduce the amounts outstanding under the EXCO Resources Credit Agreement so that there is at least $100.0 million in available borrowing capacity. On August 19, 2013, the term loan commitment portion of the facility was amended to reflect a replacement term loan that ranks pari passu in right of payment and of security with the revolving commitment. See further discussion of the EXCO Resources Credit Agreement within "Note 9. Debt" in the Notes to our Condensed Consolidated Financial Statements.
We closed the acquisition of the Haynesville assets on July 12, 2013 for a purchase price of $288.2 million, after customary preliminary purchase price adjustments. The acquisition was funded with borrowings from the EXCO Resources Credit Agreement. The acquisition included certain producing wells and non-producing oil, natural gas and mineral leases located in our core Haynesville shale operating area in Caddo Parish and DeSoto Parish, Louisiana. These properties included Chesapeake's non-operated interests in 170 wells operated by EXCO on approximately 5,600 net acres, and operated interests in 11 producing wells on approximately 4,000 net acres. The acquisition added approximately 55 identified drilling locations in the Haynesville shale formation to our drilling inventory. BG Group elected not to exercise its preferential right to acquire a 50% interest in these assets.
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
In connection with closing the acquisition of the Eagle Ford assets, we entered into a participation agreement with Kohlberg Kravis Roberts & Co. L.P., or KKR, and sold an undivided 50% interest in the undeveloped acreage we acquired for approximately $130.9 million, after preliminary closing adjustments, or the KKR Participation Agreement. Proceeds from the sale of properties under the KKR Participation Agreement were used to reduce outstanding borrowings under the EXCO Resources Credit Agreement. After giving effect to the KKR payment, the EXCO Resources Credit Agreement borrowing base and outstanding borrowings were reduced by $130.9 million.
The KKR Participation Agreement provides that EXCO and KKR will jointly fund future costs to develop the Eagle Ford assets. With respect to each well drilled, EXCO will assign half of its undivided 50% interest in such well to KKR such that KKR will fund and own 75% of each well drilled and EXCO will fund and own 25% of each well drilled. On a quarterly basis,

EXCO and KKR will determine the development plan covering the following twelve months. EXCO will be required to offer to purchase KKR's 75% working interest in wells drilled that have been on production for one year. These offers will be made on a quarterly basis for groups of wells at fair market value, as defined in the KKR Participation Agreement, subject to specific well criteria and return hurdles. We are required to make our first offer during the first quarter of 2015 for wells that have been on line for approximately one year. The parties have agreed on approximately 300 identified locations to be drilled over a five year period.

EXCO/HGI Partnership
On February 14, 2013, we formed a partnership, or the EXCO/HGI Partnership, with Harbinger Group Inc., or HGI. Pursuant to the agreements governing the transaction, we contributed our conventional non-shale assets in East Texas and North Louisiana and our shallow Canyon Sand and other assets in the Permian Basin of West Texas to the EXCO/HGI Partnership in exchange for net proceeds of $574.8 million, after final purchase price adjustments, and a 25.5% economic interest in the EXCO/HGI Partnership. HGI's economic interest in the EXCO/HGI Partnership is 74.5%. The primary strategy of the EXCO/HGI Partnership is to exploit its current asset base and acquire conventional producing oil and natural gas properties to enhance asset value and cash flow. Proceeds from the formation of the EXCO/HGI Partnership were used to reduce our outstanding indebtedness under the EXCO Resources Credit Agreement.
Immediately following the closing, the EXCO/HGI Partnership entered into an agreement to purchase the remaining shallow Cotton Valley assets within our joint venture with an affiliate of BG Group, for $130.7 million after final purchase price adjustments. The assets acquired as a result of this transaction represented an incremental working interest in properties owned by the EXCO/HGI Partnership. The transaction closed on March 5, 2013 and was funded with borrowings from the EXCO/HGI Partnership's credit agreement, or the EXCO/HGI Partnership Credit Agreement.

Acreage transaction
On March 13, 2013, we closed a sale and joint development agreement with a private party for the sale of an undivided 50% of our interest in certain undeveloped acreage in the Permian basin. We received $37.9 million in cash, after final closing adjustments. In addition to the cash consideration received at closing, the purchaser agreed to fund our share of drilling and completion costs within the joint venture area up to $18.9 million, with any remaining unfunded amount paid to us by June 30, 2016. As of September 30, 2013, there was approximately $15.7 million remaining under the drilling carry.

Critical accounting policies
We consider accounting policies related to our estimates of proved reserves, accounting for derivatives, business combinations, share-based payments, oil and natural gas properties, goodwill, revenue recognition, asset retirement obligations and income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in EXCO's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 21, 2013 and as amended by EXCO's Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on August 30, 2013.

Our results of operations
A summary of key financial data for the three and nine months ended September 30, 2013 and 2012 related to our results of operations is presented below:

	Three Months Ended September 30,		Quarter to quarter change	Nine Months Ended September 30,		Period to period change
(dollars in thousands, except per unit prices)	2013	2012		2013	2012
Production:
Oil (Mbbls)	383	170	213	535	544	(9)
Natural gas liquids (Mbbls)	53	129	(76)	178	382	(204)
Natural gas (Mmcf)	39,268	45,330	(6,062)	116,556	140,484	(23,928)
Total production (Mmcfe) (1)	41,884	47,124	(5,240)	120,834	146,040	(25,206)
Average daily production (Mmcfe)	455	512	(57)	443	533	(90)
Revenues before derivative financial instrument activities:
Oil	$39,297	$14,768	$24,529	$52,155	$49,139	$3,016
Natural gas liquids	1,698	4,984	(3,286)	6,252	16,697	(10,445)
Natural gas	124,319	121,869	2,450	395,462	328,611	66,851
Total revenues	$165,314	$141,621	$23,693	$453,869	$394,447	$59,422
Oil and natural gas derivative financial instruments:
Gain (loss) on derivative financial instrument activities	$7,443	$(20,261)	$27,704	$19,175	$18,346	$829
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$102.60	$86.87	$15.73	$97.49	$90.33	$7.16
Natural gas liquids (per Bbl)	32.04	38.64	(6.60)	35.12	43.71	(8.59)
Natural gas (per Mcf)	3.17	2.69	0.48	3.39	2.34	1.05
Natural gas equivalent (per Mcfe)	3.95	3.01	0.94	3.76	2.70	1.06
Costs and expenses:
Oil and natural gas operating costs	$17,187	$17,425	$(238)	$42,706	$59,084	$(16,378)
Production and ad valorem taxes	6,074	6,689	(615)	15,303	20,671	(5,368)
Gathering and transportation	26,665	25,847	818	74,549	78,183	(3,634)
Depletion	72,673	67,098	5,575	157,030	236,129	(79,099)
Depreciation and amortization	1,826	3,491	(1,665)	6,165	11,379	(5,214)
General and administrative (2)	21,937	22,052	(115)	66,495	62,194	4,301
Interest expense	36,474	17,935	18,539	71,771	55,068	16,703
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$0.41	$0.37	$0.04	$0.35	$0.40	$(0.05)
Production and ad valorem taxes	0.15	0.14	0.01	0.13	0.14	(0.01)
Gathering and transportation	0.64	0.55	0.09	0.62	0.54	0.08
Depletion	1.74	1.42	0.32	1.30	1.62	(0.32)
Depreciation and amortization	0.04	0.07	(0.03)	0.05	0.08	(0.03)
General and administrative	0.52	0.47	0.05	0.55	0.43	0.12
Net income (loss)	$(98,651)	$(346,174)	$247,523	$145,067	$(1,124,256)	$1,269,323

(1)	Mmcfe is calculated by converting one barrel of oil or natural gas liquids into six Mcf of natural gas.

(2)
Share-based compensation expense included in general and administrative expenses was $3.2 million and $2.6 million for the three months ended September 30, 2013 and 2012, respectively, and $9.5 million and $8.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Following is a discussion of our financial condition and results of operations for the three and nine months ended September 30, 2013 and 2012. The comparability of our results of operations was impacted by:

•	the acquisitions of the Haynesville and Eagle Ford assets from Chesapeake during the third quarter of 2013, including the debt refinancing to facilitate these acquisitions;

•	the formation of the EXCO/HGI Partnership in the first quarter of 2013;

•	fluctuations in oil, natural gas and natural gas liquids prices, which impact our oil and natural gas reserves, revenues, cash flows and net income or loss;

•	ceiling test write-downs in 2013 and 2012;

•	asset impairments and other non-recurring costs;

•	mark-to-market gains and losses from our derivative financial instruments;

•	changes in proved reserves and production volumes and their impact on depletion;

•	the impact of declining natural gas production volumes from our reduced horizontal drilling activities in certain shale formations; and

•	significant changes in the amount of our debt.
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

Summary
For the three months ended September 30, 2013, we reported a net loss of $98.7 million compared to a net loss of $346.2 million for the three months ended September 30, 2012. The net loss for the three months ended September 30, 2013 was primarily due to the impairment of our investment in TGGT and additional costs as a result of the acquisition of the Chesapeake Properties. We recorded an other than temporary impairment of our investment in TGGT related to the excess of the carrying value over the current fair value based on our share of the expected proceeds from the anticipated sale. The significant costs incurred during the quarter related to the acquisition of the Chesapeake Properties included the acceleration of deferred financing costs, transaction costs, and transition services. The acquisition of the Chesapeake Properties also resulted in a significant increase to our depletion rate. The net loss for the comparable period in the prior year was primarily the result of ceiling test write-downs due to low natural gas prices.
For the nine months ended September 30, 2013, we reported net income of $145.1 million compared to a net loss of $1.1 billion for the nine months ended September 30, 2012. The net income for the nine months ended September 30, 2013 was primarily the result of income from operations and the gain on the divestiture of certain oil and natural gas properties and related assets in connection with the formation of the EXCO/HGI Partnership. This was partially offset by the impairment of our investment in TGGT. The net loss for the comparable period in the prior year was primarily the result of ceiling test write-downs due to low natural gas prices. Average natural gas equivalent prices for the three and nine months ended September 30, 2013 averaged $3.95 and $3.76 per Mcfe, respectively, compared with average natural gas equivalent prices for the three and nine months ended September 30, 2012 of $3.01 and $2.70 per Mcfe, respectively.
We use oil and natural gas swap, basis swap and call option contracts to manage our exposure to commodity price fluctuations, protect our returns on investments and achieve a more predictable cash flow from our operations. We do not designate our derivative financial instruments as hedges. As a result, we mark non-cash changes in the fair value of unsettled derivative financial instruments to market at the end of each reporting period and recognize the change in our results of operations. The realized and unrealized changes in the fair value of derivative financial instruments resulted in net gains of $7.4 million and net losses of $20.3 million for the three months ended September 30, 2013 and 2012, respectively, and net gains of $19.2 million and $18.3 million for the nine months ended September 30, 2013 and 2012, respectively.
Presentation of results of operations
Our discussion of production, revenues and direct operating expenses is based on our producing regions and the EXCO/HGI Partnership. The EXCO/HGI Partnership includes conventional non-shale assets in East Texas, North Louisiana and the Permian Basin. Prior to the formation of the EXCO/HGI Partnership on February 14, 2013, the operating results of the properties contributed by EXCO were included within the "East Texas/North Louisiana" and "Permian and other" regions within our discussion of production, revenues and direct operating expenses. The operating results of the EXCO/HGI Partnership represent our proportionate interest subsequent to its formation on February 14, 2013.
We closed the acquisition of Haynesville and Eagle Ford assets from Chesapeake on July 12, 2013 and July 31, 2013, respectively. Our results of operations reflect these assets subsequent to the closing dates of the respective acquisitions. The Haynesville assets are included within our "East Texas/North Louisiana" region, and the Eagle Ford assets are included within our "South Texas" region.
Oil and natural gas production, revenues and prices
We are presenting information on a pro forma basis to provide a more meaningful analysis of our on-going production activity as a result of the formation of the EXCO/HGI Partnership and our recent acquisitions of the Chesapeake Properties. These pro forma adjustments reflect the contribution of properties by EXCO in connection with the formation of the EXCO/HGI Partnership, the EXCO/HGI Partnership's acquisition of shallow Cotton Valley assets from an affiliate of BG Group, and the acquisition of the Chesapeake Properties. The pro forma adjustments reflect our production as if the aforementioned transactions had occurred on January 1, 2012.

	Three Months Ended September 30, 2013
(in Mmcfe)	Production	EXCO/HGI pro forma adjustments	Chesapeake Properties pro forma adjustments	Pro forma production
Producing region:
East Texas/North Louisiana	31,284	—	1,159	32,443
South Texas	2,263	—	1,152	3,415
Appalachia	5,846	—	—	5,846
Permian and other	30	—	—	30
EXCO/HGI Partnership	2,461	—	—	2,461
Total	41,884	—	2,311	44,195

	Three Months Ended September 30, 2012
(in Mmcfe)	Production	EXCO/HGI pro forma adjustments	Chesapeake Properties pro forma adjustments	Pro forma production
Producing region:
East Texas/North Louisiana	40,657	(6,879)	10,482	44,260
South Texas	—	—	2,739	2,739
Appalachia	4,208	—	—	4,208
Permian and other	2,259	(2,220)	—	39
EXCO/HGI Partnership	—	2,870	—	2,870
Total	47,124	(6,229)	13,221	54,116

	Nine Months Ended September 30, 2013
(in Mmcfe)	Production	EXCO/HGI pro forma adjustments	Chesapeake Properties pro forma adjustments	Pro forma production
Producing region:
East Texas/North Louisiana	94,583	(3,094)	20,031	111,520
South Texas	2,263	—	7,248	9,511
Appalachia	16,752	—	—	16,752
Permian and other	1,057	(972)	—	85
EXCO/HGI Partnership	6,179	1,361	—	7,540
Total	120,834	(2,705)	27,279	145,408

	Nine Months Ended September 30, 2012
(in Mmcfe)	Production	EXCO/HGI pro forma adjustments	Chesapeake Properties pro forma adjustments	Pro forma production
Producing region:
East Texas/North Louisiana	127,580	(21,354)	29,443	135,669
South Texas	—	—	5,827	5,827
Appalachia	11,597	—	—	11,597
Permian and other	6,863	(6,728)	—	135
EXCO/HGI Partnership	—	8,886	—	8,886
Total	146,040	(19,196)	35,270	162,114

The following tables present our production, revenue and average sales prices for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013			2012			Quarter to quarter change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
East Texas/North Louisiana	31,284	$101,375	$3.24	40,657	$110,475	$2.72	(9,373)	$(9,100)	$0.52
South Texas	2,263	33,750	14.91	—	—	—	2,263	33,750	14.91
Appalachia	5,846	17,825	3.05	4,208	12,330	2.93	1,638	5,495	0.12
Permian and other	30	138	4.60	2,259	18,816	8.33	(2,229)	(18,678)	(3.73)
EXCO/HGI Partnership	2,461	12,226	4.97	—	—	—	2,461	12,226	4.97
Total	41,884	$165,314	$3.95	47,124	$141,621	$3.01	(5,240)	$23,693	$0.94

	Nine Months Ended September 30,
	2013			2012			Period to period change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
East Texas/North Louisiana	94,583	$320,960	$3.39	127,580	$301,798	$2.37	(32,997)	$19,162	$1.02
South Texas	2,263	33,750	14.91	—	—	—	2,263	33,750	14.91
Appalachia	16,752	60,032	3.58	11,597	31,569	2.72	5,155	28,463	0.86
Permian and other	1,057	8,258	7.81	6,863	61,080	8.90	(5,806)	(52,822)	(1.09)
EXCO/HGI Partnership	6,179	30,869	5.00	—	—	—	6,179	30,869	5.00
Total	120,834	$453,869	$3.76	146,040	$394,447	$2.70	(25,206)	$59,422	$1.06
Production in our East Texas/North Louisiana region for the three months ended September 30, 2013 decreased by 9.4 Bcfe from the comparable period in the prior year. The decrease in production was primarily due to the impact of the contribution of properties to the EXCO/HGI Partnership of 6.9 Bcfe, as well as normal production declines and a reduced drilling program. The decrease was partially offset by additional production from the Haynesville assets acquired from Chesapeake. During the three months ended September 30, 2013, we operated three horizontal rigs in the East Texas/North Louisiana region, as compared to an average of five rigs during the three months ended September 30, 2012. Our South Texas region began operations on July 31, 2013 and production was 2.3 Bcfe, which consisted of 339 Mbbls of oil, 12 Mbbls of natural gas liquids and 153 Mmcf of natural gas. The increase in production of 1.6 Bcfe in the Appalachia region was a result of our drilling and completion activities in the Marcellus shale which resulted in 39 additional wells coming on line subsequent to September 30, 2012. The decrease in production in the Permian and other region was primarily the result of the contribution of properties to the EXCO/HGI Partnership. The EXCO/HGI Partnership's production consisted of 2.0 Bcfe from East Texas/North Louisiana and 0.5 Bcfe from the Permian basin.
For the three months ended September 30, 2013 and 2012, oil and natural gas revenues were $165.3 million and $141.6 million, respectively. The increase in revenues was primarily the result of an increase in oil and natural gas prices and the acquisition of the Chesapeake Properties, which was partially offset by lower revenues arising from the contribution of properties to the EXCO/HGI Partnership and normal production declines. Our average natural gas sales price was $3.17 per Mcf for the three months ended September 30, 2013 compared with $2.69 per Mcf for the three months ended September 30, 2012, an increase of 17.8%. The average natural gas sales price in the Appalachia region for the three months ended September 30, 2013 was negatively impacted by a widening of differentials due to the current oversupply in the Northeast region. Our average sales price of oil per Bbl increased 18.1% to $102.60 per Bbl for the three months ended September 30, 2013 from $86.87 per Bbl for the three months ended September 30, 2012. Our average sales price of natural gas liquids per Bbl decreased 17.1% to $32.04 per Bbl for the three months ended September 30, 2013 from $38.64 per Bbl for the three months ended September 30, 2012.
Production in our East Texas/North Louisiana region for the nine months ended September 30, 2013 decreased by 33.0 Bcfe from the comparable period in the prior year. The decrease in production was primarily due to the impact of the contribution of properties to the EXCO/HGI Partnership of 21.4 Bcfe, as well as normal production declines and a reduced drilling program. The decrease was partially offset by additional production from the Haynesville assets acquired from Chesapeake. During the nine months ended September 30, 2013, we operated three horizontal rigs in the East Texas/North Louisiana region, as compared to an average of eight rigs during the nine months ended September 30, 2012. Our South Texas region began operations on July 31, 2013 and production was 2.3 Bcfe, which consisted of 339 Mbbls of oil, 12 Mbbls of natural gas liquids and 153 Mmcf of natural gas. The increase in production of 5.2 Bcfe in the Appalachia region was a result of our drilling and completion activities in the Marcellus shale. The decrease in production in the Permian and other region was primarily the result of the contribution of properties to the EXCO/HGI Partnership. The EXCO/HGI Partnership's production consisted of 4.9 Bcfe from East Texas/North Louisiana and 1.3 Bcfe from the Permian basin.
For the nine months ended September 30, 2013 and 2012, oil and natural gas revenues were $453.9 million and $394.4 million, respectively. The increase in revenues was primarily the result of an increase in oil and natural gas prices and the acquisition of the Chesapeake Properties, which was partially offset by lower revenues arising from the contribution of properties to the EXCO/HGI Partnership and normal production declines. Our average natural gas sales price was $3.39 per Mcf for the nine months ended September 30, 2013 compared to $2.34 per Mcf for the nine months ended September 30, 2012. Our average sales price of oil per Bbl increased 7.9% to $97.49 per Bbl for the nine months ended September 30, 2013 from $90.33 per Bbl for the nine months ended September 30, 2012. Our average sales price of natural gas liquids per Bbl decreased 19.7% to $35.12 per Bbl for the nine months ended September 30, 2013 from $43.71 per Bbl for the nine months ended September 30, 2012.

Oil and natural gas operating costs
The following tables present our operating costs for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013			2012			Quarter to quarter change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$4,125	$509	$4,634	$8,742	$1,894	$10,636	$(4,617)	$(1,385)	$(6,002)
South Texas	5,139	—	5,139	—	—	—	5,139	—	5,139
Appalachia	3,832	—	3,832	3,518	—	3,518	314	—	314
Permian and other	69	—	69	3,271	—	3,271	(3,202)	—	(3,202)
EXCO/HGI Partnership	3,281	232	3,513	—	—	—	3,281	232	3,513
Total	$16,446	$741	$17,187	$15,531	$1,894	$17,425	$915	$(1,153)	$(238)

	Three Months Ended September 30,
	2013			2012			Quarter to quarter change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$0.13	$0.02	$0.15	$0.22	$0.05	$0.27	$(0.09)	$(0.03)	$(0.12)
South Texas	2.27	—	2.27	—	—	—	2.27	—	2.27
Appalachia	0.66	—	0.66	0.84	—	0.84	(0.18)	—	(0.18)
Permian and other	2.30	—	2.30	1.45	—	1.45	0.85	—	0.85
EXCO/HGI Partnership	1.33	0.09	1.42	—	—	—	1.33	0.09	1.42
Operating costs per Mcfe	$0.39	$0.02	$0.41	$0.33	$0.04	$0.37	$0.06	$(0.02)	$0.04

	Nine Months Ended September 30,
	2013			2012			Period to period change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$13,047	$3,397	$16,444	$30,135	$7,636	$37,771	$(17,088)	$(4,239)	$(21,327)
South Texas	5,139	—	5,139	—	—	—	5,139	—	5,139
Appalachia	10,255	—	10,255	11,599	—	11,599	(1,344)	—	(1,344)
Permian and other	1,591	—	1,591	9,416	298	9,714	(7,825)	(298)	(8,123)
EXCO/HGI Partnership	8,263	1,014	9,277	—	—	—	8,263	1,014	9,277
Total	$38,295	$4,411	$42,706	$51,150	$7,934	$59,084	$(12,855)	$(3,523)	$(16,378)

	Nine Months Ended September 30,
	2013			2012			Period to period change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$0.14	$0.04	$0.18	$0.24	$0.06	$0.30	$(0.10)	$(0.02)	$(0.12)
South Texas	2.27	—	2.27	—	—	—	2.27	—	2.27
Appalachia	0.61	—	0.61	1.00	—	1.00	(0.39)	—	(0.39)
Permian and other	1.51	—	1.51	1.37	0.04	1.41	0.14	(0.04)	0.10
EXCO/HGI Partnership	1.34	0.16	1.50	—	—	—	1.34	0.16	1.50
Total	$0.32	$0.03	$0.35	$0.35	$0.05	$0.40	$(0.03)	$(0.02)	$(0.05)

Our oil and natural gas operating costs for the three months ended September 30, 2013 were $17.2 million compared with $17.4 million for the three months ended September 30, 2012. Our oil and natural gas operating costs for the nine months ended September 30, 2013 were $42.7 million compared with $59.1 million for the nine months ended September 30, 2012. The decreases compared to the comparable periods in the prior year were primarily due to the contribution of properties to the EXCO/HGI Partnership and the implementation of cost saving initiatives throughout our organization. These decreases were offset by additional oil and natural gas operating costs as a result of the acquisition of the Chesapeake Properties.
As shown in the tables above, on a per Mcfe basis, oil and natural gas operating costs for the three months ended September 30, 2013 increased $0.04 per Mcfe, an increase of 10.8%, from the same period in 2012. The increase was primarily due to our operations in the South Texas region, which are focused on oil and natural gas liquids production and have higher operating costs per Mcfe compared to our natural gas properties. This increase was partially offset by the contribution of properties to the EXCO/HGI Partnership, which typically have higher costs per Mcfe compared to the rest of our properties. Oil and natural gas operating costs for the nine months ended September 30, 2013 were $0.35 per Mcfe, a decrease of 12.5% from the same period in 2012. The net decrease in oil and natural gas operating costs per Mcfe is attributable to the contribution of properties to EXCO/HGI Partnership and the implementation of cost savings initiatives. Examples of these actions include shutting in marginal producing wells with high-cost water production, decreased compression expenditures and modification of our chemical treating programs.
Gathering and transportation
Gathering and transportation expenses were $26.7 million, or $0.64 per Mcfe, for the three months ended September 30, 2013 compared to $25.8 million, or $0.55 per Mcfe, for the three months ended September 30, 2012. Gathering and transportation expenses were $74.5 million, or $0.62 per Mcfe, for the nine months ended September 30, 2013 compared to $78.2 million, or $0.54 per Mcfe, for the nine months ended September 30, 2012. The increases in gathering and transportation expense on a per Mcfe basis were primarily due to lower production volumes and the fixed costs associated with firm transportation.
We have firm transportation agreements with pipeline companies to facilitate sales of our Haynesville volumes and report these firm transportation costs as a component of gathering and transportation expenses. As of September 30, 2013, our firm transportation commitments average 849 Mmcf per day through 2015, with average annual minimum expenses of approximately $92.5 million per year. These firm transportation commitments average 738 Mmcf per day in 2016 and trend down to 400 Mmcf per day in 2021, with average annual minimum expenses of approximately $89.5 million per year in 2016 which trend down to $48.9 million in 2021.
Production and ad valorem taxes
The following table presents our production and ad valorem taxes on a per Mcfe basis and percentage of revenue basis for the three and nine months ended September 30, 2013 and 2012. Overall, our production and ad valorem tax rates per Mcfe were $0.15 per Mcfe for the three months ended September 30, 2013 compared with $0.14 per Mcfe for the three months ended September 30, 2012. Our production and ad valorem tax rates per Mcfe were $0.13 per Mcfe for the nine months ended September 30, 2013 compared with $0.14 per Mcfe for the nine months ended September 30, 2012.

	Three Months Ended September 30,
	2013			2012
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
East Texas/North Louisiana	$2,038	2.0%	$0.07	$4,476	4.1%	$0.11
South Texas	2,021	6.0%	0.89	—	—	—
Appalachia	666	3.7%	0.11	629	5.1%	0.15
Permian and other	10	7.2%	0.33	1,584	8.4%	0.70
EXCO/HGI Partnership	1,339	11.0%	0.54	—	—	—
Total	$6,074	3.7%	$0.15	$6,689	4.7%	$0.14

	Nine Months Ended September 30,
	2013			2012
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
East Texas/North Louisiana	$7,071	2.2%	$0.07	$13,325	4.4%	$0.10
South Texas	2,021	6.0%	0.89	—	—	—
Appalachia	2,066	3.4%	0.12	2,325	7.4%	0.20
Permian and other	768	9.3%	0.73	5,021	8.2%	0.73
EXCO/HGI Partnership	3,377	10.9%	0.55	—	—	—
Total	$15,303	3.4%	$0.13	$20,671	5.2%	$0.14

For the three months ended September 30, 2013, production and ad valorem taxes decreased by $0.6 million compared to the same period in 2012. For the nine months ended September 30, 2013, production and ad valorem taxes decreased by $5.4 million compared to the same period in 2012. These decreases were primarily attributable to lower production volumes due to the contribution of properties to the EXCO/HGI Partnership and the decrease in the state of Louisiana severance tax rate to $0.118 per Mcf in July 2013 for wells that did not have a severance tax holiday. These decreases were partially offset by higher production and ad valorem taxes associated with our liquids production in the South Texas region.
Production and ad valorem taxes were $0.15 per Mcfe and $0.14 per Mcfe for the three months ended September 30, 2013 and 2012, respectively. Production and ad valorem taxes were $0.13 per Mcfe for the nine months ended September 30, 2013 and $0.14 per Mcfe for the nine months ended September 30, 2012. The price per Mcfe compared to the prior year was positively impacted by reductions in the state of Louisiana severance tax rate and the contribution of properties to the EXCO/HGI Partnership. The properties contributed to the EXCO/HGI Partnership typically pay a higher rate per Mcfe compared to the rest of our properties since these assets do not currently receive severance tax holidays. The positive impact was offset by higher production and ad valorem taxes per Mcfe associated with our liquids production in the South Texas region.
Depletion, depreciation and amortization
Our depletion expense for the three months ended September 30, 2013 increased by $5.6 million compared to the same period in 2012. The increase was primarily due to an increase in our depletable base from the acquisition of the Chesapeake Properties and higher future development costs due to an increase in proved undeveloped reserves resulting from higher natural gas prices. This was partially offset by lower production compared to the same period in 2012. Our depletion expense for the nine months ended September 30, 2013 decreased by $79.1 million compared to the same period in 2012. The decrease was primarily the result of lower production volumes due to the contribution of properties to the EXCO/HGI Partnership and ceiling test write-downs which lowered our average depletable base compared to the same period in 2012. On a per Mcfe basis, our depletion rate for the three months ended September 30, 2013 was $1.74 compared with $1.42 for the comparable period in 2012. The depletion rate for the nine months ended September 30, 2013 was $1.30 compared with $1.62 for the comparable period in 2012.

Our depreciation and amortization costs for the three and nine months ended September 30, 2013 decreased by $1.7 million and $5.2 million, or 47.7% and 45.8%, respectively, compared to the same periods in 2012. The decreases were due to contribution of natural gas gathering assets to the EXCO/HGI Partnership and the sale of other corporate assets in the prior year.
Accretion of discount on asset retirement obligations for the three and nine months ended September 30, 2013 was $0.6 million and $1.9 million, respectively, compared with $1.0 million and $2.9 million, respectively, for the three and nine months ended September 30, 2012. The decreases were a result of the contribution of properties to the EXCO/HGI Partnership.
Write-down of oil and natural gas properties
There were no ceiling test write-downs for the three months ended September 30, 2013. For the nine months ended September 30, 2013, we recognized a pre-tax ceiling test write-down of $10.7 million primarily due to low natural gas prices for the trailing 12 months at the end of the first quarter of 2013. For the three and nine months ended September 30, 2012, we recognized pre-tax ceiling test write-downs of $318.0 million and $1.0 billion, respectively, due primarily to low natural gas prices.
The ceiling test computation is based on the arithmetic average of reference prices on the first day of the month for the 12 months preceding each balance sheet date. If oil, natural gas, or natural gas liquids prices significantly decrease in future periods, we may incur additional ceiling test write-downs. EXCO received an exemption from the SEC to exclude the acquisition of the Chesapeake Properties from the ceiling test assessments for a period of twelve months following the corresponding acquisition dates.
General and administrative
The following table presents our general and administrative expenses for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per unit rate)	2013	2012	Quarter to quarter change	2013	2012	Period to period change
General and administrative costs:
Gross general and administrative expense	$37,047	$37,994	$(947)	$108,760	$115,050	$(6,290)
Technical services and service agreement charges	(7,718)	(5,578)	(2,140)	(20,603)	(19,851)	(752)
Operator overhead reimbursements	(2,433)	(5,053)	2,620	(7,599)	(15,453)	7,854
Capitalized salaries and share-based compensation	(4,959)	(5,311)	352	(14,063)	(17,552)	3,489
General and administrative expense	$21,937	$22,052	$(115)	$66,495	$62,194	$4,301
General and administrative expense per Mcfe	$0.52	$0.47	$0.05	$0.55	$0.43	$0.12

Our general and administrative costs for the three months ended September 30, 2013 and 2012 were $21.9 million, or $0.52 per Mcfe, and $22.1 million, or $0.47 per Mcfe, respectively. Our general and administrative costs for the nine months ended September 30, 2013 were $66.5 million, or $0.55 per Mcfe, compared to $62.2 million, or $0.43 per Mcfe, for the same period in 2012. Significant components of the changes in general and administrative expense for three and nine months ended September 30, 2013 compared to the respective periods in 2012 were a result of:

•
decreased gross general and administrative expenses of $0.9 million for the three months ended September 30, 2013 compared to the same period in prior year. This decrease was primarily due to lower salaries and benefits of $3.6 million resulting from a reduction in employee headcount, but was partially offset by $1.5 million in transition service costs associated with the acquisition of the Chesapeake Properties. Gross general and administrative expenses decreased $6.3 million for the nine months ended September 30, 2013 as compared to the same period in prior year. This decrease was primarily due to lower salaries and benefits of $11.9 million resulting from a reduction in employee headcount and contract labor costs. This was partially offset by severance and employee relocation costs associated with the centralization of certain functions from the Appalachia region, transition service costs associated with the acquisition of the Chesapeake Properties, as well as higher engineering and technology costs. The decrease was also partially offset by expenses incurred for share-based payments granted in the current year and the modification of share-based payments in connection with the retirement of our former President and Chief Financial Officer;

•
increased technical service recoveries of $2.1 million and $0.8 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year. The increase was primarily due to service agreement charges associated with the operations of the EXCO/HGI Partnership, which was partially offset by decreased employee costs;

•
decreased overhead recoveries of $2.6 million and $7.9 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year, arising from reductions in our drilling program and the contribution of properties to the EXCO/HGI Partnership; and

•
decreased capitalized salaries and share-based compensation of $0.4 million and $3.5 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year, primarily as a result of a reduction in employee headcount.

(Gain) loss on divestitures and other operating items
Our (gain) loss on divestitures and other operating items for the three and nine months ended September 30, 2013 was a net loss of $2.7 million and a net gain of $179.5 million, respectively, compared with net losses of $1.0 million and $9.3 million for the three and nine months ended September 30, 2012, respectively. The net loss for the three months ended September 30, 2013 was primarily due to transaction costs associated with the acquisition of the Chesapeake Properties. The net gain for the nine months ended September 30, 2013 was primarily related to the gain of $186.4 million as a result of the contribution of certain oil and natural gas properties to the EXCO/HGI Partnership. Partially offsetting the gain were transaction costs associated with the acquisition of the Chesapeake Properties, costs related to the various legal settlements and losses related to equipment sales. The net loss for the nine months ended September 30, 2012 was primarily related to the first quarter $2.0 million retroactive Pennsylvania impact fee, a second quarter charge of $6.7 million related to resolution of title defect disputes from prior period divestitures, and $1.0 million third quarter charge related primarily to equipment sales and inventory write-downs. We elected to report the retroactive portion of the Pennsylvania impact fee as a component of other operating items as the retroactive amount would disproportionately impact comparative periods in future quarters.
Interest Expense
The following table presents our interest expense for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2013	2012	Quarter to quarter change	2013	2012	Period to period change
Interest expense:
2018 Notes	$14,374	$14,351	$23	$43,105	$43,037	$68
EXCO Resources Credit Agreement	9,052	8,121	931	18,325	23,116	(4,791)
Term Loan	2,287	—	2,287	2,287	—	2,287
EXCO/HGI Partnership Credit Agreement	686	—	686	1,699	—	1,699
Amortization and write-off of deferred financing costs	15,462	1,382	14,080	21,453	7,261	14,192
Capitalized interest	(5,447)	(5,967)	520	(15,264)	(18,492)	3,228
Other	60	48	12	166	146	20
Total interest expense	$36,474	$17,935	$18,539	$71,771	$55,068	$16,703

Our interest expense for the three months ended September 30, 2013 increased $18.5 million from the comparable period in 2012. The increase was primarily due to the acceleration of deferred finance costs of $13.2 million as a result of the amendments to the EXCO Resources Credit Agreement and the reduction in our borrowing base from the repayment of outstanding borrowings with the proceeds from the sale of assets to KKR. The remainder of the increase was primarily due to higher outstanding borrowings and interest rates under the EXCO Resources Credit Agreement. Our interest expense for the nine months ended September 30, 2013 increased $16.7 million from the comparable period in 2012. The increase was primarily due to the acceleration of deferred financing costs under the EXCO Resources Credit Agreement and interest expense incurred under the EXCO/HGI Partnership Credit Agreement. This was partially offset by decreased capitalized interest related to lower values of unproved oil and natural gas properties.

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
Our gain/loss on oil and natural gas derivative financial instruments for the three and nine months ended September 30, 2013 resulted in net gains of $7.4 million and $19.2 million, respectively, compared to net losses of $20.3 million and net gains of $18.3 million, respectively, for the same periods in the prior year. The significant fluctuations were also attributable to high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
The following table presents our natural gas equivalent prices before and after the impact of the cash settlement of our derivative financial instruments:

	Three Months Ended September 30,			Nine Months Ended September 30,
Average realized pricing:	2013	2012	Quarter to quarter change	2013	2012	Period to period change
Natural gas equivalent per Mcfe	$3.95	$3.01	$0.94	$3.76	$2.70	$1.06
Cash settlements on derivative financial instruments, per Mcfe	0.26	1.08	(0.82)	0.24	1.11	(0.87)
Net price per Mcfe, including derivative financial instruments	$4.21	$4.09	$0.12	$4.00	$3.81	$0.19
Our total cash receipts on derivative financial instruments were $10.9 million, or $0.26 per Mcfe, for the three months ended September 30, 2013, compared to cash receipts of $50.7 million, or $1.08 per Mcfe, for the same period in 2012. Our total cash receipts on derivative financial instruments were $28.4 million, or $0.24 per Mcfe, for the nine months ended September 30, 2013, compared to cash receipts of $162.7 million, or $1.11 per Mcfe, for the nine months ended September 30, 2012. The significant fluctuations between settlements on our derivative financial instruments demonstrate volatility in commodity prices.
We expect to continue our comprehensive derivative financial instrument program as part of our overall business strategy to enhance our ability to execute our business plan over the entire commodity price cycle, protect our return on investments and manage our capital structure.
Equity income (loss)
Our equity income (loss) for the three months ended September 30, 2013 and 2012 was a net loss of $85.3 million and net income of $12.9 million, respectively. Equity income (loss) from our investment in TGGT decreased $94.8 million from the comparable quarter in prior year primarily due to an other than temporary impairment of $91.5 million related to the excess of the carrying value over the fair value. Equity income (loss) from our investment in OPCO decreased $4.2 million from the comparable quarter in prior year primarily due to impairment charges on a water management system as a result of low utilization. These decreases were partially offset by an increase in equity income from our investment in our midstream joint venture in Appalachia, or the Appalachia Midstream JV.
Our equity income (loss) for the nine months ended September 30, 2013 and 2012 was a net loss of $61.2 million and net income $20.0 million, respectively. Equity income (loss) from our investment in TGGT decreased $80.2 million from the comparable period in prior year primarily due to an other than temporary impairment of $91.5 million related to the excess of the carrying value over the fair value. Equity income (loss) from our investment in OPCO decreased $3.7 million from the comparable period in prior year primarily due to impairment charges on a water management system as a result of low utilization. These decreases in equity income (loss) were partially offset by improved operating results from our investment in the Appalachia Midstream JV.

See "Note 13. Equity Investments" in the Notes to our Condensed Consolidated Financial Statements for further information related to our investments accounted for under the equity method. The anticipated sale of TGGT during the fourth quarter of 2013 will have a significant impact on our equity income (loss) in future periods.
Income taxes
Our effective income tax rate for the three and nine months ended September 30, 2013 and 2012 was zero, primarily due to prior losses arising from ceiling test write-downs which created deferred tax assets. These deferred tax assets have been fully reserved with valuation allowances. Our accumulated valuation allowance as of September 30, 2013 was approximately $847.6 million and can be used against future deferred financial income. We will continue to recognize deferred tax valuation allowances until the realization of deferred benefits become more likely than not. The effective income tax rates, excluding the impact of the valuation allowances, would have been 37.9% and 50.3% for the three and nine months ended September 30, 2013, respectively, and 39.4% and 39.1% for the three and nine months ended September 30, 2012, respectively.
Pro forma financial information
As discussed in "Note 3. Acquisitions, divestitures and other significant events" in the Notes to our Condensed Consolidated Financial Statements, the EXCO/HGI Partnership was formed on February 14, 2013, which resulted in the reduction of our economic interest in certain oil and natural gas properties contributed to the partnership. On March 5, 2013, the EXCO/HGI Partnership purchased the remaining shallow Cotton Valley assets in the East Texas/North Louisiana JV from an affiliate of BG Group. During the three months ended September 30, 2013, we closed the acquisitions of oil and natural gas properties in the Haynesville and Eagle Ford shale formations from Chesapeake. The following table presents selected pro forma operating and financial information for the three and nine months ended September 30, 2013 and 2012 as if these transactions had occurred on January 1, 2012:

	Three Months Ended September 30, 2013
(dollars in thousands, except per unit rate)	Historical EXCO	EXCO/HGI pro forma adjustments	Chesapeake Properties pro forma adjustments	Pro forma EXCO
Production:
Total production (Mmcfe)	41,884	—	2,311	44,195
Average production (Mmcfe/d)	455	—	25	480
Revenues:
Oil and natural gas revenues	$165,314	$—	$19,995	$185,309
Average realized price ($/Mcfe)	3.95	—	8.65	4.19
Expenses:
Direct operating costs	17,187	—	2,466	19,653
Per Mcfe	0.41	—	1.07	0.44
Production and ad valorem taxes	6,074	—	805	6,879
Per Mcfe	0.15	—	0.35	0.16
Gathering and transportation (1)	26,665	—	—	26,665
Per Mcfe	0.64	—	—	0.60
Excess of revenues over operating expenses	$115,388	$—	$16,724	$132,112

	Three Months Ended September 30, 2012
(dollars in thousands, except per unit rate)	Historical EXCO	EXCO/HGI pro forma adjustments	Chesapeake Properties pro forma adjustments	Pro forma EXCO
Production:
Total production (Mmcfe)	47,124	(6,229)	13,221	54,116
Average production (Mmcfe/d)	512	(68)	144	588
Revenues:
Oil and natural gas revenues	$141,621	$(27,171)	$51,598	$166,048
Average realized price ($/Mcfe)	3.01	4.36	3.90	3.07
Expenses:
Direct operating costs	17,425	(6,981)	8,161	18,605
Per Mcfe	0.37	1.12	0.62	0.34
Production and ad valorem taxes	6,689	(3,309)	2,685	6,065
Per Mcfe	0.14	0.53	0.20	0.11
Gathering and transportation (1)	25,847	(1,826)	—	24,021
Per Mcfe	0.55	0.29	—	0.44
Excess of revenues over operating expenses	$91,660	$(15,055)	$40,752	$117,357
(1)     The oil and natural gas revenues for the Chesapeake Properties are presented net of gathering and treating expenses.

	Nine Months Ended September 30, 2013
(dollars in thousands, except per unit rate)	Historical EXCO	EXCO/HGI pro forma adjustments	Chesapeake Properties pro forma adjustments	Pro forma EXCO
Production:
Total production (Mmcfe)	120,834	(2,705)	27,279	145,408
Average production (Mmcfe/d)	443	(10)	100	533
Revenues:
Oil and natural gas revenues	$453,869	$(12,657)	$150,319	$591,531
Average realized price ($/Mcfe)	3.76	4.68	5.51	4.07
Expenses:
Direct operating costs	42,706	(3,489)	22,564	61,781
Per Mcfe	0.35	1.29	0.83	0.42
Production and ad valorem taxes	15,303	(1,545)	5,965	19,723
Per Mcfe	0.13	0.57	0.22	0.14
Gathering and transportation (1)	74,549	(782)	—	73,767
Per Mcfe	0.62	0.29	—	0.51
Excess of revenues over operating expenses	$321,311	$(6,841)	$121,790	$436,260

	Nine Months Ended September 30, 2012
(dollars in thousands, except per unit rate)	Historical EXCO	EXCO/HGI pro forma adjustments	Chesapeake Properties pro forma adjustments	Pro forma EXCO
Production:
Total production (Mmcfe)	146,040	(19,196)	35,270	162,114
Average production (Mmcfe/d)	533	(70)	129	592
Revenues:
Oil and natural gas revenues	$394,447	$(83,085)	$115,170	$426,532
Average realized price ($/Mcfe)	2.70	4.33	3.27	2.63
Expenses:
Direct operating costs	59,084	(22,816)	19,596	55,864
Per Mcfe	0.40	1.19	0.56	0.34
Production and ad valorem taxes	20,671	(10,084)	7,071	17,658
Per Mcfe	0.14	0.53	0.20	0.11
Gathering and transportation (1)	78,183	(6,074)	—	72,109
Per Mcfe	0.54	0.32	—	0.44
Excess of revenues over operating expenses	$236,509	$(44,111)	$88,503	$280,901
(1) The oil and natural gas revenues for the Chesapeake Properties are presented net of gathering and treating expenses.
The pro forma information is not necessarily indicative of what actually would have occurred if the transactions had been completed as of January 1, 2012, nor is it necessarily indicative of future consolidated results of operations.

Our liquidity, capital resources and capital commitments

Overview
Our primary sources of capital resources and liquidity are internally generated cash flows from operations, borrowing capacity under the EXCO Resources Credit Agreement, dispositions of non-strategic assets, joint ventures and capital markets when conditions are favorable. Factors that could impact our liquidity, capital resources and capital commitments in the remainder of 2013 and future years include the following:

•	the level of planned drilling activities;

•	the results of our ongoing drilling programs;

•	our ability to fund, finance or repay financing incurred in connection with acquisitions of oil and natural gas properties;

•	the integration of acquisitions of oil and natural gas properties or other assets;

•	our ability to effectively manage operating, general and administrative expenses and capital expenditure programs;

•	reduced oil and natural gas revenues resulting from, among other things, depressed natural gas prices and lower production from reductions to our drilling and development activities;

•	our ability to mitigate commodity price volatility with derivative financial instruments;

•	our ability to meet minimum volume commitments under firm transportation agreements and other fixed commitments;

•
potential acquisitions and/or sales of oil and natural gas properties or other assets, including our ability to obtain financing in order to fund the acquisition of properties under the KKR Participation Agreement;

•	reductions to our borrowing base; and

•	our ability to maintain compliance with debt covenants.

Recent events affecting liquidity
In July 2013, we closed the acquisition of oil and natural gas assets in the Haynesville and Eagle Ford shale formations from Chesapeake. We amended and restated the EXCO Resources Credit Agreement to facilitate these acquisitions, which increased the borrowing base to $1.6 billion, including a $1.3 billion revolving commitment and a $300.0 million term loan commitment. The credit agreement provides that net proceeds from certain asset sales in excess of the borrowing base value (if any) will be used to reduce the outstanding borrowings by July 31, 2014. At any time after April 30, 2014, the lenders have the right to demand that we engage investment bankers to publicly sell or privately place debt securities in an amount that is sufficient to (i) pay off $400.0 million less the amount of net asset sale proceeds received by EXCO and applied to reduce the outstanding borrowings, and (ii) reduce the amounts outstanding under the EXCO Resources Credit Agreement so that there is at least $100.0 million in available borrowing capacity. We closed the sale of 50% of the undeveloped Eagle Ford acreage we purchased from Chesapeake to KKR on July 31, 2013, and applied the proceeds of approximately $130.9 million to reduce outstanding borrowings under the EXCO Resources Credit Agreement. On August 19, 2013, the EXCO Resources Credit Agreement was amended to reflect a term loan that ranks pari passu in right of payment and of security with the revolving commitment.
We expect to settle the final purchase price adjustments for the acquisition of the Chesapeake Properties during the fourth quarter of 2013. The final settlement of these purchase price adjustments could differ materially from the preliminary purchase price and could result in additional cash payments to or cash receipts from the seller.
On October 16, 2013, we entered into a definitive agreement to convey our equity interest in TGGT to Azure. We anticipate that EXCO will receive approximately $230.0 million in net cash proceeds at the closing, after expected closing adjustments, fees and transaction expenses, as well as an equity interest equal to or less than 4% of the total outstanding equity interests in Azure as of the closing date. We intend to use all of the cash proceeds from the anticipated sale of TGGT in the fourth quarter of 2013 to reduce outstanding borrowings under the asset sale requirement of the EXCO Resources Credit Agreement, which will also result in a corresponding reduction in our borrowing base.
We entered into the KKR Participation Agreement to mitigate the impact of development expenditures on our capital resources and liquidity. EXCO is required to offer to purchase KKR's 75% working interest in wells drilled that have been on production for one year. These offers will be made on a quarterly basis for groups of wells at fair market value, as defined in the KKR Participation Agreement, subject to specific well criteria and return hurdles. The fair market value of EXCO’s offers will be based on the average of the present value of oil and natural gas reserves discounted at 10%, or PV-10, of the producing properties within each quarterly tranche of wells that have been on production for one year. The pricing used in determining the PV-10 value will be based on NYMEX Light Sweet Crude Oil (WTI) futures contracts for 60 months then held constant for oil, NYMEX Henry Hub futures contracts for 60 months then held constant for natural gas, and the trailing twelve month actual NGL prices realized relative to WTI prices for NGLs. If EXCO and KKR are unable to agree upon the PV-10 value, an independent external engineering firm will be engaged to provide an independent valuation. The required return utilized in the offer acceptance process is based on 120% of KKR’s total invested capital for the wells within each quarterly tranche. The total invested capital used in the calculation of required return is reduced by the cash flows from the production of the wells prior to the offer date. KKR is required to accept the offer if it exceeds the required return. If the PV-10 value exceeds KKR’s required return on investment, then EXCO and KKR share the excess returns in the determination of the purchase price. This will result in a purchase price less than the PV-10 value. KKR shall have a right to retain an undivided 15% of their collective interest in the quarterly tranche of wells included in each offer. These acquisitions are expected to increase the borrowing base under the revolving commitment of the EXCO Resources Credit Agreement, and the acquisitions are expected to be funded with borrowings under the EXCO Resources Credit Agreement, cash flows from operations, or alternative financing arrangements.

While we are required to make offers to purchase KKR's interest on certain wells, we may not have sufficient funds or borrowing capacity under the EXCO Resources Credit Agreement to complete the acquisitions. In the event we fail to purchase a group of wells that KKR is obligated to sell, there are remedies available to KKR which allow KKR to reject future EXCO offers, terminate the KKR Participation Agreement, or pursue its other legal remedies. This could require us to seek alternative financing to make offers to preserve KKR's obligation to sell to us, or negatively impact our ability to increase our Eagle Ford assets via acquisitions of KKR's producing properties. The acquisitions of the Haynesville and Eagle Ford assets and the amendment to the EXCO Resources Credit Agreement will have a material impact on our liquidity and results of operations. These transactions are expected to increase our operating cash flows and capital expenditures throughout the remainder of 2013. In addition, the significant increases to debt under the EXCO Resources Credit Agreement may affect our ability to pay dividends until further asset sales are closed.
While we believe that our capital resources from existing cash balances, anticipated cash flow from operating activities and available borrowing capacity under the EXCO Resources Credit Agreement will be adequate to execute our corporate strategies and to meet debt service obligations, there are certain risks and uncertainties that could negatively impact our results of operations and financial condition. Accordingly, our ability to effectively manage our capital budget and sell assets to repay the asset sale requirement of the EXCO Resources Credit Agreement is critical to our financial condition, liquidity and our results of operations.
The following table presents our liquidity as of September 30, 2013:

(in thousands)	September 30, 2013
Cash (1) (2)	$63,326
Drawings under the EXCO Resources Credit Agreement	735,000
Asset sale requirement under the EXCO Resources Credit Agreement	269,096
Term loan under the EXCO Resources Credit Agreement (3)	299,250
2018 Notes (4)	750,000
Total debt (5)	2,053,346
Net debt	$1,990,020
Borrowing base (6)	$1,469,096
Unused borrowing base (7)	$158,112
Unused borrowing base plus cash (1) (7)	$221,438

(1)	Includes restricted cash of $36.1 million at September 30, 2013.

(2)	Excludes our proportionate share of cash related to the EXCO/HGI Partnership of $6.3 million at September 30, 2013.

(3)	Excludes unamortized discount of $2.9 million at September 30, 2013.

(4)	Excludes unamortized discount of $7.6 million at September 30, 2013.

(5)	Excludes our proportionate share of the debt related to the EXCO/HGI Partnership of $92.8 million as of September 30, 2013.

(6)	Includes the borrowing base for the revolving commitment and term loan under the EXCO Resources Credit Agreement.

(7)	Net of $6.9 million in letters of credit and $0.8 million in repayments under the term loan as of September 30, 2013.

Credit agreements and long-term debt

As of September 30, 2013, our consolidated debt consisted of the EXCO Resources Credit Agreement, the 2018 Notes and our 25.5% proportionate share of the EXCO/HGI Partnership Credit Agreement (see "Note 9. Debt" in the Notes to our Condensed Consolidated Financial Statements for a further description of each agreement). While our proportionate share of the EXCO/HGI Partnership's debt is consolidated, we are not a guarantor of the debt. We utilize the equity method of accounting for our investment in TGGT and therefore do not consolidate TGGT's debt. We are not a guarantor to any of TGGT's debt.
As of September 30, 2013, EXCO and the EXCO/HGI Partnership were in compliance with the financial covenants contained in their respective credit agreements, which are presented in the following table. Management believes the following table contains important information related to our liquidity and compliance with the financial covenants of each agreement. However, the information is not complete and is qualified in its entirety by the terms of the EXCO Resources Credit Agreement and the EXCO/HGI Partnership Credit Agreement.

	As of September 30, 2013
(dollars in millions)	Borrowing base	Outstanding	Covenant type (2)	Required ratio (3)	Actual ratio
EXCO Resources:
EXCO Resources Credit Agreement (1)	$1,469.1	$1,303.3	Current ratio	> 1.0	1.3
			Leverage ratio	< 4.5	3.7
EXCO/HGI Partnership:
EXCO/HGI Partnership Credit Agreement (4) (5)	$470.0	$364.0	Current ratio	> 1.0	3.7
			Leverage ratio	< 4.5	3.8

(1)
The borrowing base presented within this table for the EXCO Resources Credit Agreement includes both the revolving commitment and the term loan. The interest rate grid on the revolving credit facility of the EXCO Resources Credit Agreement ranges from LIBOR plus 175 bps to 275 bps (or ABR plus 75 bps to 175 bps), depending on the percentages of drawn balances to the borrowing base. The interest rate grid is increased by 100 bps per annum until the net proceeds from certain asset sales reduce outstanding borrowings by $400.0 million. The revolving credit facility portion of the EXCO Resources Credit Agreement matures on July 31, 2018. The interest rate on the term loan portion of the EXCO Resources Credit Agreement is LIBOR (with a floor of 100 bps) plus 400 bps (or ABR plus 300 bps). The term loan portion of the EXCO Resources Credit Agreement matures on August 19, 2019.

(2)	As defined in the respective credit agreements.

(3)	Maximum leverage permitted, or minimum coverage required per the respective credit agreement.

(4)	Interest rates range from LIBOR plus 175-275 bps or ABR plus 75-175 bps depending on borrowing base usage. The EXCO/HGI Partnership Credit Agreement matures in February 14, 2018.

(5)	The next borrowing base redetermination for the EXCO/HGI Partnership Credit Agreement is scheduled for the fourth quarter of 2013 and could result in a reduction to the borrowing base.

The 2018 Notes mature in September 2018 and have a fixed interest rate of 7.5%. The indenture governing the 2018 Notes contains incurrence covenants which restrict our ability to incur additional indebtedness or pledge assets.

There are certain risks arising from the depressed oil and/or natural gas prices that could impact our ability to meet debt covenants in future periods. In particular, our ratio of consolidated funded indebtedness to consolidated EBITDAX, as defined in the EXCO Resources Credit Agreement, is computed using a trailing 12-month computation of EBITDAX and only includes operations from non-guarantor subsidiaries and unconsolidated joint ventures to the extent that cash is distributed to entities under the credit agreement. Our results of operations, cash flows from operations and proved reserves are reduced by the 74.5% economic interest in the EXCO/HGI Partnership acquired by HGI in the first quarter of 2013. As a result, our ability to maintain compliance with this covenant is negatively impacted when oil and/or natural gas prices and/or production decline over an extended period of time. In addition, our recent acquisitions in the Eagle Ford and Haynesville shale formations resulted in a significant increase in our consolidated indebtedness. Our ability to maintain compliance with our financial covenants is dependent on our ability to effectively integrate these properties as well as their future development and production.

We plan to repay the remaining $269.1 million of the outstanding asset sale requirement under the EXCO Resources Credit Agreement through the sale of assets and cash flows from operations. We intend to use all of the cash proceeds from the anticipated sale of TGGT in the fourth quarter of 2013 to reduce outstanding borrowings under the asset sale requirement of the EXCO Resources Credit Agreement, which will also result in a corresponding reduction in our borrowing base. If our cash flow, liquidity, capital resources and proceeds from asset sales are insufficient to repay our debt obligations and finance capital expenditure programs, we may be forced to sell additional assets, issue additional equity or debt securities or restructure our indebtedness. These options may not be available on commercially reasonable terms, or at all. In addition, the sale of assets or issuance of debt securities would have to be completed in compliance with the financial and other restrictive covenants in the EXCO Resources Credit Agreement and the indenture governing the 2018 Notes.

Furthermore, the increase in our indebtedness may limit our ability to pay dividends as a result of covenants within the EXCO Resources Credit Agreement which states that we may declare and pay cash dividends on our common stock in an amount not to exceed a cumulative total of $50.0 million in any four consecutive fiscal quarters, provided that, as of each payment date and after giving effect to the dividend payment date, (i) no default has occurred and is continuing, (ii) we have at least 10% of our revolving commitment, as defined in the EXCO Resources Credit Agreement, available under the EXCO Resources Credit Agreement, and (iii) payment of such dividend is permitted under the indenture governing the 2018 Notes.

As of September 30, 2013, we had approximately 13.5% of the revolving commitment available under the EXCO Resources Credit Agreement.

Capital Expenditures

For the nine months ended September 30, 2013, our capital expenditures totaled $238.5 million, of which $199.1 million was related to drilling and development activities. Drilling and development activities during the nine months of 2013 primarily consisted of three operated drilling rigs in the Haynesville shale, three operated drilling rigs in the Eagle Ford shale subsequent to the acquisition of these properties, and one operated drilling rig in the Appalachia region. These capital expenditures exclude the EXCO/HGI Partnership, which funded its capital expenditures through internally generated cash flow and credit agreement. As a result of the acquisition of the Chesapeake Properties, our board of directors approved an increase to our capital expenditure budget of $77.0 million for the development of these assets. The following table presents capital expenditures for the nine months ended September 30, 2013 and our expected capital expenditures for the remainder of 2013.

	Nine Months Ended September 30,	October - December Forecast	Full Year Forecast
(in thousands)	2013	2013	2013
Capital expenditures:
Development capital	$199,065	$84,935	$284,000
Gas gathering and water pipelines	141	9	150
Lease acquisitions and seismic	10,535	17,465	28,000
Corporate and other	28,791	9,059	37,850
Total	$238,532	$111,468	$350,000

Our capital program for the remainder of 2013 is focused on developing our assets in the Haynesville and Eagle Ford shale formations. We operated three drilling rigs in the Haynesville shale during the nine months ended September 30, 2013. We plan to utilize these three operated drilling rigs to target our core development area in DeSoto Parish, Louisiana during the remainder of 2013. The acquisition of Haynesville assets from Chesapeake included 11 undeveloped sections containing approximately 55 identified drilling locations. We are currently evaluating plans to add up to three operated drilling rigs to develop these recently acquired sections, as well as entering into a drilling partnership to facilitate this development.

We operated three drilling rigs in the Eagle Ford shale as of September 30, 2013 and have subsequently added one additional operated drilling rig for the remainder of 2013. Our plans in the Eagle Ford shale are to drill 30 wells as part of the KKR Participation Agreement during 2013, in which KKR funds 75% of the drilling and completion costs. We have agreed on approximately 300 identified locations to be drilled over a five year period under the KKR Participation Agreement. Additionally, we are currently assessing plans to drill additional wells during 2013 as part of the farmout agreement with Chesapeake. The wells drilled as part of the farmout agreement are not included within the KKR Participation Agreement. We are also currently evaluating opportunities in other formations as part of the acreage acquired from Chesapeake in South Texas. Our development program in the Eagle Ford shale will also result in additional expenditures for infrastructure to establish offices and operating facilities in the region, as well as increased personnel costs to operate and manage the properties.

Our plans in the Appalachia region during the remainder of 2013 focus on completion activities and the construction of pads for future drilling activity. In the Permian region, the first two wells covered by a joint development agreement with a private party were spud during the three months ended September 30, 2013. The private party will serve as the operator and expects to run one drilling rig through the remainder of 2013. The private party agreed to fund our share of drilling and completion costs within the joint venture area up to $18.9 million, of which $15.7 million was remaining as of September 30, 2013. We expect this carry to be fully utilized by the end of 2013.

The capital expenditure budget in certain areas may be adjusted or impacted by debt covenants contained within the EXCO Resources Credit Agreement and the 2018 Notes.

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

TGGT's capital budget for 2013 is approximately $40.0 million, which is primarily associated with field infrastructure pipelines to support drilling activity in North Louisiana and legacy East Texas areas.

Historical sources and uses of funds
Our primary sources of cash for the nine months ended September 30, 2013 were cash flows from operations, borrowings under the EXCO Resources Credit Agreement, proceeds from the contribution of assets to the EXCO/HGI Partnership, and other asset divestitures. We utilized borrowings under the EXCO Resources Credit Agreement to fund the acquisition of the Chesapeake Properties. We have focused efficiently managing our capital expenditures as part of our increased development program due to our recent acquisitions.
Net increases (decreases) in cash are summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2013	2012
Net cash provided by operating activities	$223,371	$414,777
Net cash provided by (used in) investing activities	(398,592)	(307,253)
Net cash provided by (used in) financing activities	163,070	(65,968)
Net increase (decrease) in cash	$(12,151)	$41,556

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
Net cash provided by operating activities for the nine months ended September 30, 2013 was $223.4 million compared to $414.8 million for the nine months ended September 30, 2012. The decrease is primarily attributable to lower settlement proceeds on our derivatives and less favorable working capital conversions. Settlements on derivative contracts decreased by $134.3 million for the nine months ended September 30, 2013 compared to the same period in the prior year. The cash inflows from increased production as a result of the acquisition of the Chesapeake Properties and higher realized oil and natural gas prices was partially offset by our contribution of properties to the EXCO/HGI Partnership.
Investing activities
Our investing activities consist primarily of drilling and development expenditures, acquisitions and divestitures. Our recent acquisition of the Chesapeake Properties was directed toward producing properties with additional undeveloped upside potential. Future acquisitions are dependent on oil and natural gas prices, availability of producing properties and attractive acreage, acceptable rates of return and availability of borrowing capacity under the EXCO Resources Credit Agreement or from other capital sources.
For the nine months ended September 30, 2013, our cash flows used in investing activities were $398.6 million, compared with $307.3 million of cash flows used in investing activities for the nine months ended September 30, 2012. The increase in cash flows used was primarily attributable to the acquisition of the Chesapeake Properties of $973.6 million and our proportionate share of the EXCO/HGI Partnership's acquisition of the shallow Cotton Valley assets from an affiliate of BG Group. The increase was partially offset by the $574.8 million in proceeds as a result of the contribution of properties to the EXCO/HGI Partnership, the sale of undeveloped acreage to KKR for $130.9 million and other asset divestitures of $37.9 million.
Financing activities
For the nine months ended September 30, 2013, our cash flows provided by financing activities were $163.1 million, compared with $66.0 million used in financing activities for the nine months ended September 30, 2012. The cash flows provided by financing activities for the nine months ended September 30, 2013 were primarily attributable to net borrowings under the EXCO Resources Credit Agreement to fund the acquisition of the Chesapeake Properties and the additional borrowings of the EXCO/HGI Partnership to fund the acquisition of shallow Cotton Valley assets from an affiliate of BG Group. We utilized borrowings under the EXCO Resources Credit Agreement to pay deferred financing costs associated with the amendment to facilitate the acquisition of the Chesapeake Properties. We paid $32.2 million of dividends on our common stock during the nine months ended September 30, 2013.
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
Our derivative financial instruments are comprised of oil and natural gas swap, basis swap and call option contracts. We do not designate these instruments as hedging instruments for financial accounting purposes and, accordingly, we recognize the change in the respective instruments' fair value currently in earnings, as a gain or loss on oil and natural gas derivatives. As of September 30, 2013, we had derivative financial instruments in place for the volumes and prices shown below:

(in thousands, except prices)	NYMEX gas volume - Mmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Bbls	Weighted average contract price per Bbl
Swaps:
Q4 2013	22,460	$4.10	587	$102.38
2014	60,298	4.24	1,644	95.03
2015	28,288	4.31	548	91.78
Basis Swaps:
Q4 2013	—	—	92	4.18
2014	—	—	183	6.03
2015	—	—	91	6.10
Call options:
Q4 2013	5,060	4.29	—	—
2014	20,075	4.29	365	100.00
2015	20,075	4.29	365	100.00
We proportionately consolidate the derivative financial instruments entered into by the EXCO/HGI Partnership. However, we are not liable in the event of default on the EXCO/HGI Partnership's derivative contracts. As of September 30, 2013, our proportionate share of the EXCO/HGI Partnership's natural gas derivative swap contracts included approximately 19,000 Mmbtus per day at an average price of $3.72 during 2013, and 10,000 Mmbtus per day at an average price of $4.14 during 2014. Our proportionate share of the EXCO/HGI Partnership's oil derivative swap contracts included approximately 383 Bbls per day at an average price of $94.05 during 2013, and 255 Bbls per day at an average price of $91.87 during 2014. The EXCO/HGI Partnership had derivative financial instruments that covered approximately 73.8% of production volumes during the period from its inception until September 30, 2013.
See further details on our derivative financial instruments in "Note 7. Derivative financial instruments" and "Note 8. Fair value measurements" in the Notes to our Condensed Consolidated Financial Statements.
Off-balance sheet arrangements
As of September 30, 2013, we had no arrangements or any guarantees of off-balance sheet debt to third parties.
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
Our use of derivative financial instruments could have the effect of reducing our revenues and the value of our securities. For the nine months ended September 30, 2013, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $65.9 million. The ultimate settlement amount of our outstanding derivative financial instrument contracts is dependent on future commodity prices. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
Interest rate risk
Our exposure to interest rate changes is related primarily to borrowings under the EXCO Resources Credit Agreement, and the EXCO/HGI Partnership Credit Agreement. The interest rate per annum on the 2018 Notes is fixed at 7.5%. Interest is payable on borrowings under the EXCO Resources Credit Agreement and EXCO/HGI Partnership Credit Agreement based on a floating rate as more fully described in “Note 9. Debt” in the Notes to our Condensed Consolidated Financial Statements. At September 30, 2013, we had approximately $1.3 billion in outstanding borrowings under the EXCO Resources Credit Agreement including the revolving commitment and the term loan, and approximately $92.8 million for our proportionate share of outstanding borrowings under the EXCO/HGI Partnership Credit Agreement. A 1% change in interest rates (100 bps) based on the variable borrowings as of September 30, 2013 would result in an increase or decrease in our interest expense of $11.6 million per year. The interest we pay on these borrowings is set periodically based upon market rates.

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
Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting. There were no changes in EXCO's internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, EXCO's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, we are periodically a party to various litigation matters. We do not believe that any resulting liability from existing legal proceedings, individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors
During the third quarter of 2013, there were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 21, 2013 and as amended by our Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on August 30, 2013, except for the following:

To fund the acquisitions of oil and natural gas assets in the Haynesville and Eagle Ford shale formations, we incurred a substantial amount of indebtedness which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.
To finance the acquisitions of the oil and natural gas assets in the Haynesville and Eagle Ford shale formations, we entered into the amended EXCO Resources Credit Agreement on July 31, 2013. The borrowing base under the EXCO Resources Credit Agreement was increased to $1.6 billion, which included a $1.3 billion revolving commitment and a $300.0 million term loan commitment. At any time after April 30, 2014, the lenders have the right to demand that we engage investment bankers to publicly sell or privately place debt securities in an amount that is sufficient to (i) pay off $400.0 million less the amount of net asset sale proceeds received by EXCO and applied to reduce the outstanding borrowings, and (ii) reduce the amounts outstanding under the EXCO Resources Credit Agreement so that there is at least $100.0 million in available borrowing capacity. On August 19, 2013, the EXCO Resources Credit Agreement was amended to reflect a term loan that ranks pari passu in right of payment and of security with the revolving loans.
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

While we are required to make offers to purchase KKR's interest on certain wells, we may not have sufficient funds or borrowing capacity under the EXCO Resources Credit Agreement to complete the acquisitions. In the event we fail to purchase a group of wells that KKR is obligated to sell, there are remedies available to KKR which allow KKR to reject future EXCO offers, terminate the KKR Participation Agreement, or pursue its other legal remedies. This could require us to seek alternative financing to make offers to preserve KKR's obligation to sell to us, or negatively impact our ability to increase our Eagle Ford assets via acquisitions of KKR's producing properties.

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
The sale of TGGT may not occur or may not occur on the terms described herein.
We expect to consummate the sale of TGGT during the fourth quarter of 2013, assuming that all of the conditions in the contribution agreement are satisfied or waived, and intend to apply all of the net proceeds from this sale towards the repayment of outstanding borrowings under the EXCO Resources Credit Agreement, which will also result in a corresponding reduction in our borrowing base. The consummation of the sale of TGGT, however, is subject to certain closing conditions, including conditions that must be met by Azure, BG Group and us, many of which are beyond our control, and there can be no assurance that such conditions will be satisfied on the anticipated schedule or at all. In addition, under circumstances specified in the contribution agreement, Azure, BG Group or us may terminate the contribution agreement. As a result, there can be no assurance that the sale of TGGT will occur or that the sale will occur in accordance with the anticipated timeframe. In addition, the expected net proceeds from the sale of TGGT will not be sufficient to repay in full the approximately $269.1 million of net asset sale proceeds remaining to be paid under the EXCO Resources Credit Agreement.
The EXCO Resources Credit Agreement provides that (i) net proceeds from certain asset sales in excess of the borrowing base value (if any) will be used to reduce the outstanding borrowings by July 31, 2014 and (ii) unless earlier repaid from the amount of net asset sale proceeds, the borrowing base will be reduced by approximately $400.0 million on July 31, 2014. In addition, at any time after April 30, 2014, the lenders under the EXCO Resources Credit Agreement have the right to demand that we engage investment bankers to publicly sell or privately place debt securities in an amount that is sufficient to (i) pay off $400.0 million less the amount of net asset sale proceeds received by EXCO and applied to reduce the outstanding borrowings, and (ii) reduce the amounts outstanding under the EXCO Resources Credit Agreement so that there is at least $100.0 million in available borrowing capacity.
We may not be able to satisfy our commitments to Azure to deliver a minimum amount of production volumes to TGGT, which could result in substantial shortfall payments.
In connection with the sale of TGGT, we entered into a letter agreement with Azure and BG Group pursuant to which we and BG Group agreed to deliver to TGGT’s gathering systems an aggregate minimum volume commitment of 600,000 Mmbtu/day of natural gas production from the Holly and Shelby fields during the five year period from December 1, 2013 through November 30, 2018. If the actual production volumes gathered on TGGT’s gathering systems of BG Group and us, each of our respective affiliates and certain other persons, for any year are not sufficient to meet the minimum volume commitment, BG Group and us are each severally responsible for an equal share of a shortfall payment at the end of each year to Azure, subject to our ability to apply certain credits for volumes delivered in the prior year. The amount of the shortfall payment is based on the difference between the actual throughput volume for the year after applying available credits for the prior period (if any), and the minimum volume commitment for that year, multiplied by $0.40 per MMBtu. In the event that we are required to make a shortfall payment under these provisions, it could adversely affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases of common shares
The following table details our repurchase of common shares for the three months ended September 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2013 - July 31, 2013	—	$—	—	$ 192.5 million
August 1, 2013 - August 31, 2013	—	—	—	192.5 million
September 1, 2013 - September 30, 2013	—	—	—	192.5 million
Total	—	$—	—

(1)	On July 19, 2010, we announced a $200.0 million share repurchase program.

Item 6.	Exhibits
See “Index to Exhibits” for a description of our exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC.
(Registrant)

Date:	October 30, 2013	By:	/s/ Douglas H. Miller
Douglas H. Miller
Chairman and Chief Executive Officer

		By:	/s/ Mark F. Mulhern
Mark F. Mulhern
Executive Vice President, Chief Financial Officer and
interim Chief Accounting Officer

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

2.3
Haynesville Purchase and Sale Agreement, by and among Chesapeake Louisiana, L.P., Empress, L.L.C., Empress Louisiana Properties, L.P. and EXCO Operating Company, LP, dated July 2, 2013, filed herewith.

2.4	Eagle Ford Purchase and Sale Agreement, by and between Chesapeake Exploration, L.L.C. and EXCO Operating Company, LP, dated July 2, 2013, filed herewith.

2.5
Contribution Agreement, by and among BG US Gathering Company, LLC, EXCO Operating Company, LP and Azure Midstream Holdings LLC, dated as of October 16, 2013, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated October 16, 2013 and filed on October 22, 2013 and incorporated by reference herein.

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

10.13	Form of Restricted Stock Award Agreement, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013 filed on August 7, 2013 and incorporated by reference herein.*

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

10.27	Form of Director Indemnification Agreement, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated November 10, 2010 and filed on November 12, 2010 and incorporated by reference herein.

10.28
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

10.29
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

10.30
Amended and Restated Agreement of Limited Partnership of EXCO/HGI Production Partners, LP, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2013 filed on May 1, 2013 and incorporated by reference herein.

10.31
Form of Amended and Restated Limited Liability Company Agreement of EXCO/HGI GP, LLC, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2013 filed on May 1, 2013 and incorporated by reference herein.

10.32
Letter Agreement, dated November 5, 2012, by and among EXCO Resources, Inc., EXCO Operating Company, LP, Harbinger Group Inc. and HGI Energy Holdings, LLC, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated November 5, 2012 and filed on November 9, 2012 and incorporated by reference herein.

10.33
Transition Consulting Agreement, dated February 28, 2013, by and between EXCO Resources, Inc. and Stephen F. Smith, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated February 28, 2013 and filed on March 6, 2013 and incorporated by reference herein.*

10.34
Letter Agreement, dated March 1, 2013, by and between EXCO Resources, Inc. and Mark Mulhern, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated February 28, 2013 and filed on March 6, 2013 and incorporated by reference herein.*

10.35	EXCO Resources, Inc. 2013 Management Incentive Plan, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated February 28, 2013 and filed on March 6, 2013 and incorporated by reference herein.*

10.36
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

10.37
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

10.38
Amended and Restated Credit Agreement, dated as of July 31, 2013, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO's Form 8-K, dated as of August 19, 2013 and filed on August 23, 2013 and incorporated by reference herein.

10.39
First Amendment to Amended and Restated Credit Agreement, dated as of August 28, 2013, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO's Form 8-K, dated as of August 28, 2013 and filed on September 4, 2013 and incorporated by reference herein.

10.40
Participation Agreement, dated July 31, 2013, among Admiral A Holding L.P., Admiral B Holding L.P. and EXCO Operating Company, LP, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013 filed on August 7, 2013 and incorporated by reference herein.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer of EXCO Resources, Inc., filed herewith.

101.INS	XBRL Instance Document, filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith.

101.CAL	XBRL Taxonomy Calculation Linkbase Document, filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase Document, filed herewith.

101.LAB	XBRL Taxonomy Label Linkbase Document, filed herewith.

101.PRE	XBRL Taxonomy Presentation Linkbase Document, filed herewith.

*	These exhibits are management contracts.