Form 10-Q
period 2014-06-30
EXCO RESOURCES INC
filed 2014-07-30
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

The number of shares of common stock, par value $0.001 per share, outstanding as of July 24, 2014 was 272,735,202.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,878	$50,483
Restricted cash	15,221	20,570
Accounts receivable, net:
Oil and natural gas	127,193	128,352
Joint interest	49,913	70,759
Other	6,011	18,022
Derivative financial instruments	2,330	8,226
Inventory and other	12,047	9,442
Total current assets	258,593	305,854
Equity investments	56,514	57,562
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	369,000	425,307
Proved developed and undeveloped oil and natural gas properties	3,736,988	3,554,210
Accumulated depletion	(2,316,974)	(2,183,464)
Oil and natural gas properties, net	1,789,014	1,796,053
Gathering assets	36,699	33,473
Accumulated depreciation and amortization	(11,184)	(10,338)
Gathering assets, net	25,515	23,135
Office, field and other equipment, net	25,873	27,204
Deferred financing costs, net	35,011	28,807
Derivative financial instruments	2,773	6,829
Goodwill	163,155	163,155
Other assets	30	29
Total assets	$2,356,478	$2,408,628

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)	June 30, 2014	December 31, 2013
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$106,787	$109,217
Revenues and royalties payable	184,025	154,862
Drilling advances	51,589	22,971
Accrued interest payable	26,284	18,144
Current portion of asset retirement obligations	191	191
Income taxes payable	—	—
Derivative financial instruments	29,451	11,919
Current maturities of long-term debt	—	31,866
Total current liabilities	398,327	349,170
Long-term debt	1,511,647	1,858,912
Deferred income taxes	—	—
Derivative financial instruments	5,454	9,671
Asset retirement obligations and other long-term liabilities	44,468	42,970
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $0.001 par value; 350,000,000 authorized shares; 273,277,566 shares issued and 272,738,345 shares outstanding at June 30, 2014; 218,783,540 shares issued and 218,244,319 shares outstanding at December 31, 2013	270	215
Subscription rights, $0.001 par value; none issued and outstanding at June 30, 2014; 54,574,734 issued and outstanding at December 31, 2013	—	55
Additional paid-in capital	3,497,849	3,219,748
Accumulated deficit	(3,094,058)	(3,064,634)
Treasury stock, at cost; 539,221 shares at June 30, 2014 and December 31, 2013	(7,479)	(7,479)
Total shareholders’ equity	396,582	147,905
Total liabilities and shareholders’ equity	$2,356,478	$2,408,628

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Revenues:
Oil	$56,055	$4,524	$108,385	$12,858
Natural gas	125,129	144,347	269,152	271,143
Natural gas liquids	1,782	1,461	3,901	4,554
Total revenues	182,966	150,332	381,438	288,555
Costs and expenses:
Oil and natural gas operating costs	15,827	11,902	34,614	25,519
Production and ad valorem taxes	7,364	3,981	14,973	9,229
Gathering and transportation	26,038	23,408	50,651	47,884
Depletion, depreciation and amortization	67,253	47,388	136,528	88,696
Impairment of oil and natural gas properties	—	—	—	10,707
Accretion of discount on asset retirement obligations	695	556	1,376	1,246
General and administrative	19,504	26,574	36,842	44,558
(Gain) loss on divestitures and other operating items	2,973	2,640	5,719	(182,242)
Total costs and expenses	139,654	116,449	280,703	45,597
Operating income	43,312	33,883	100,735	242,958
Other income (expense):
Interest expense, net	(25,968)	(15,105)	(46,132)	(35,297)
Gain (loss) on derivative financial instruments	(14,718)	55,246	(57,740)	11,732
Other income	77	158	123	246
Equity income (loss)	(410)	11,416	701	24,079
Total other income (expense)	(41,019)	51,715	(103,048)	760
Income (loss) before income taxes	2,293	85,598	(2,313)	243,718
Income tax expense	—	—	—	—
Net income (loss)	$2,293	$85,598	$(2,313)	$243,718
Earnings (loss) per common share:
Basic:
Net income (loss)	$0.01	$0.40	$(0.01)	$1.13
Weighted average common shares outstanding	270,492	214,788	265,631	214,786
Diluted:
Net income (loss)	$0.01	$0.40	$(0.01)	$1.13
Weighted average common shares and common share equivalents outstanding	271,226	216,023	265,631	215,347

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2014	2013
Operating Activities:
Net income (loss)	$(2,313)	$243,718
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	136,528	88,696
Share-based compensation expense	3,252	6,323
Accretion of discount on asset retirement obligations	1,376	1,246
Impairment of oil and natural gas properties	—	10,707
Income from equity method investments	(701)	(24,079)
(Gain) loss on derivative financial instruments	57,740	(11,732)
Cash settlements (payments) of derivative financial instruments	(34,469)	17,511
Amortization of deferred financing costs and discount on debt issuance	7,697	6,597
Gain on divestitures and other non-operating items	—	(186,350)
Effect of changes in:
Accounts receivable	30,796	17,728
Other current assets	(577)	(1,786)
Accounts payable and other current liabilities	68,793	2,653
Net cash provided by operating activities	268,122	171,232
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment	(197,341)	(132,363)
Property acquisitions	(426)	(33,390)
Proceeds from disposition of property and equipment	76,266	613,090
Restricted cash	5,349	27,543
Net changes in advances to joint ventures	(10,540)	8,276
Equity method investments	1,749	(104)
Net cash provided by (used in) investing activities	(124,943)	483,052
Financing Activities:
Borrowings under credit agreements	—	46,757
Repayments under credit agreements	(882,424)	(644,541)
Proceeds received from 2022 Notes	500,000	—
Proceeds from issuance of common stock, net	271,772	42
Payment of common stock dividends	(27,066)	(21,479)
Deferred financing costs and other	(10,066)	(265)
Net cash used in financing activities	(147,784)	(619,486)
Net increase (decrease) in cash	(4,605)	34,798
Cash at beginning of period	50,483	45,644
Cash at end of period	$45,878	$80,442
Supplemental Cash Flow Information:
Cash interest payments	$39,576	$37,059
Income tax payments	—	—
Supplemental non-cash investing and financing activities:
Capitalized share-based compensation	$2,955	$3,055
Capitalized interest	10,255	9,817
Issuance of common stock for director services	129	38
Accrued restricted stock dividends	45	201
Debt assumed upon formation of Compass, net	—	58,613

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Subscription Rights		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	218,126	$215	—	$—	(539)	$(7,479)	$3,200,067	$(3,043,410)	$149,393
Issuance of common stock	8	—	—	—	—	—	80	—	80
Share-based compensation	—	—	—	—	—	—	9,370	—	9,370
Restricted stock issued, net of cancellations	(227)	—	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	(21,679)	(21,679)
Net income	—	—	—	—	—	—	—	243,718	243,718
Balance at June 30, 2013	217,907	$215	—	$—	(539)	$(7,479)	$3,209,517	$(2,821,371)	$380,882
Balance at December 31, 2013	218,783	$215	54,575	$55	(539)	$(7,479)	$3,219,748	$(3,064,634)	$147,905
Issuance of common stock	54,579	55	(54,575)	(55)	—	—	271,901	—	271,901
Share-based compensation	—	—	—	—	—	—	6,200	—	6,200
Restricted stock issued, net of cancellations	(84)	—	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	(27,111)	(27,111)
Net loss	—	—	—	—	—	—	—	(2,313)	(2,313)
Balance at June 30, 2014	273,278	$270	—	$—	(539)	$(7,479)	$3,497,849	$(3,094,058)	$396,582

See accompanying notes.

EXCO RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Organization and basis of presentation

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “EXCO,” “EXCO Resources,” “Company,” “we,” “us,” and “our” are to EXCO Resources, Inc. and its consolidated subsidiaries.
We are an independent oil and natural gas company engaged in the exploration, exploitation, acquisition, development and production of onshore U.S. oil and natural gas properties with a focus on shale resource plays. Our principal operations are conducted in certain key U.S. oil and natural gas areas including Texas, Louisiana and the Appalachia region. The following is a brief discussion of our producing regions and Compass Production Partners, LP (formerly EXCO/HGI Production Partners, LP).

•East Texas/North Louisiana
The East Texas/North Louisiana region is primarily comprised of our Haynesville and Bossier shale assets. We have a joint venture with BG Group, plc ("BG Group") covering an undivided 50% interest in certain Haynesville/Bossier shale assets in East Texas and North Louisiana. We serve as the operator for most of our properties in the East Texas/North Louisiana region.

•South Texas
The South Texas region is primarily comprised of our Eagle Ford shale assets. We have a joint venture with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") to develop certain assets in the Eagle Ford shale. The South Texas region also includes assets outside of the joint venture in the Eagle Ford shale and other formations. We serve as the operator for most of our properties in the South Texas region.

•Appalachia
The Appalachia region is primarily comprised of Marcellus shale assets as well as shallow conventional assets in other formations. We have a joint venture with BG Group covering our shallow conventional assets and Marcellus shale assets in the Appalachia region ("Appalachia JV"). EXCO and BG Group each own an undivided 50% interest in the Appalachia JV and a 49.75% working interest in the Appalachia JV's properties. The remaining 0.5% working interest is held by a jointly owned operating entity ("OPCO") that operates the Appalachia JV's properties. We own a 50% interest in OPCO.

•Compass Production Partners, LP
We have a joint venture with Harbinger Group Inc. ("HGI") in which we own a 25.5% economic interest in shallow conventional assets in East Texas and North Louisiana and shallow Canyon Sand and other assets in the Permian Basin ("Compass Production Partners" or "Compass"). We report our interest in Compass using proportional consolidation. During the second quarter of 2014, the legal name of this entity was changed from EXCO/HGI Production Partners, LP to Compass Production Partners, LP.
The accompanying Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013 are for EXCO and its subsidiaries. The condensed consolidated financial statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain reclassifications have been made to prior period information to conform to current year presentation.
We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in the opinion of management, such financial statements reflect all adjustments necessary to fairly present the consolidated financial position of EXCO at June 30, 2014 and its results of operations and cash flows for the periods presented. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes included in EXCO's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 26, 2014 ("2013 Form 10-K").

In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures. The results of operations for the interim periods are not necessarily indicative of the results we expect for the full year.

2.Significant accounting policies
We consider significant accounting policies to be those related to our estimates of proved reserves, accounting for oil and natural gas properties, derivatives, business combinations, share-based compensation, goodwill, revenue recognition, asset retirement obligations and income taxes. The policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used. These policies and others are summarized in the 2013 Form 10-K.
Recent accounting pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU") No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date ("ASU 2013-04"). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The update is effective for interim and annual periods beginning after December 15, 2013 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption of ASU 2013-04. Our adoption of ASU 2013-04 did not have an impact on our consolidated financial condition and results of operations.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. ASU 2014-08 also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 retained the scope exception for oil and gas properties accounted for under the full-cost method and therefore we do not believe the update will have a significant impact on our consolidated financial condition and results of operations. ASU 2014-08 is effective prospectively to all periods beginning after December 15, 2014. We will apply the guidance prospectively to disposal activity, when applicable, occurring after the effective date of ASU 2014-08.
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The FASB and the International Accounting Standards Board ("IASB") jointly issued this comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under currently applicable guidance including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. We are currently assessing the potential impact of ASU 2014-09 on our consolidated financial condition and results of operations.

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

4.Asset retirement obligations

The following is a reconciliation of our asset retirement obligations for the six months ended June 30, 2014:

(in thousands)
Asset retirement obligations at beginning of period	$42,954
Activity during the period:
Liabilities incurred during the period	355
Liabilities settled during the period	(17)
Adjustment to liability due to divestitures	(9)
Accretion of discount	1,376
Asset retirement obligations at end of period	44,659
Less current portion	191
Long-term portion	$44,468
Our asset retirement obligations are determined using discounted cash flow methodologies based on inputs and assumptions developed by management. We do not have any assets that are legally restricted for purposes of settling asset retirement obligations.

5.Oil and natural gas properties

The accounting for, and disclosure of, oil and natural gas producing activities requires that we choose between two GAAP alternatives: the full cost method or the successful efforts method. We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs of oil and natural gas properties. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and natural gas properties, properties under development, and major development projects, collectively totaled $369.0 million and $425.3 million as of June 30, 2014 and December 31, 2013, respectively, and are not subject to depletion. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment or the need to transfer unproved costs to proved properties as a result of extension or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. The majority of our undeveloped properties are held-by-production, which reduces the risk of impairment as a result of lease expirations. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. There were no impairments of unproved properties during the six months ended June 30, 2014 and 2013.
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
The ceiling test is computed using the simple average spot price for the trailing 12 month period using the first day of each month. For the 12 months ended June 30, 2014, the trailing 12 month reference prices were $4.10 per Mmbtu for natural gas at Henry Hub ("HH") and $100.11 per Bbl of oil for West Texas Intermediate ("WTI") at Cushing, Oklahoma. The price used for NGLs was $43.83 per Bbl and was based on the trailing 12 month average of realized prices. Each of the reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. Under full cost accounting rules, any ceiling test impairments of oil and natural gas properties may not be reversed in subsequent periods. Since we do not designate our derivative financial instruments as hedging instruments, we are not allowed to use the impacts of the derivative financial instruments in our ceiling test computations.
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
We did not recognize an impairment to our proved oil and natural gas properties for the three and six months ended June 30, 2014. We did not recognize an impairment to our proved oil and natural gas properties for the three months ended June 30, 2013 and recognized an impairment of $10.7 million for the six months ended June 30, 2013 primarily due to low natural gas prices for the trailing twelve month period at the end of the first quarter of 2013.

6.Earnings per share

The following table presents the basic and diluted earnings (loss) per share computations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Basic net income (loss) per common share:
Net income (loss)	$2,293	$85,598	$(2,313)	$243,718
Weighted average common shares outstanding	270,492	214,788	265,631	214,786
Net income (loss) per basic common share	$0.01	$0.40	$(0.01)	$1.13
Diluted net income (loss) per common share:
Net income (loss)	$2,293	$85,598	$(2,313)	$243,718
Weighted average common shares outstanding	270,492	214,788	265,631	214,786
Dilutive effect of:
Stock options	—	437	—	—
Restricted shares	734	798	—	561
Weighted average common shares and common share equivalents outstanding	271,226	216,023	265,631	215,347
Net income (loss) per diluted common share	$0.01	$0.40	$(0.01)	$1.13
Diluted earnings per share for the three and six months ended June 30, 2014 and 2013 is computed in the same manner as basic earnings per share after assuming the issuance of common stock for all potentially dilutive common stock equivalents, which include both stock options and restricted stock awards, whether exercisable or not. The computation of diluted earnings per share excluded 12,855,434 and 12,133,160 antidilutive share equivalents for the three months ended June 30, 2014 and 2013, respectively, and 13,853,885 and 15,837,472 antidilutive share equivalents for the six months ended June 30, 2014 and 2013, respectively. The antidilutive share equivalents primarily consisted of out-of-the-money stock options for the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2013.

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
Fair Value of Derivative Financial Instruments

(in thousands)	June 30, 2014	December 31, 2013
Derivative financial instruments - Current assets	$2,330	$8,226
Derivative financial instruments - Long-term assets	2,773	6,829
Derivative financial instruments - Current liabilities	(29,451)	(11,919)
Derivative financial instruments - Long-term liabilities	(5,454)	(9,671)
Net derivative financial instruments	$(29,802)	$(6,535)
Effect of Derivative Financial Instruments

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Gain (loss) on derivative financial instruments	$(14,718)	$55,246	$(57,740)	$11,732
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
Our oil and natural gas derivative instruments are comprised of swap, basis swap and call option contracts. Swap contracts allow us to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. Basis swap contracts allow us to receive a fixed price differential between market indices for oil prices based on the delivery point. Our oil basis swaps typically have a positive differential to NYMEX WTI. Call options are financial contracts that give our trading counterparties the right, but not the obligation, to buy an agreed quantity of oil or natural gas from us at a certain time and price in the future. At the time of settlement, if the market price exceeds the fixed price of the call option, we pay the counterparty the excess. If the market price settles below the fixed price of the call option, no payment is due from either party. In exchange for selling this option, we received upfront proceeds which we used to obtain a higher fixed price on our swaps.  These transactions were conducted contemporaneously with a single counterparty and resulted in a net cashless transaction.
We place our derivative financial instruments with the financial institutions that are lenders under our respective credit agreements that we believe have high quality credit ratings. To mitigate our risk of loss due to default, we have entered into master netting agreements with counterparties to our derivative financial instruments that allow us to offset our asset position with our liability position in the event of a default by the counterparty. We proportionately consolidate the derivative financial instruments entered into by Compass; however, the contracts of Compass involve separate master netting agreements with its counterparties.

The following table presents the volumes and fair value of our oil and natural gas derivative financial instruments (including our 25.5% proportionate interest in Compass's derivative financial instruments) as of June 30, 2014:

(in thousands, except prices)	Volume Mmbtu/Bbl	Weighted average strike price per Mmbtu/Bbl	Fair value at June 30, 2014
Natural gas:
Swaps:
Remainder of 2014	42,371	$4.22	(9,600)
2015	28,287	4.31	2,666
Call options:
Remainder of 2014	10,120	4.29	(3,096)
2015	20,075	4.29	(6,837)
Total natural gas			$(16,867)
Oil:
Swaps:
Remainder of 2014	829	$95.03	(6,871)
2015	976	93.19	(4,221)
Basis swaps:
Remainder of 2014	92	6.03	297
2015	91	6.10	288
Call options:
Remainder of 2014	184	100.00	(920)
2015	365	100.00	(1,508)
Total oil			$(12,935)
Total oil and natural gas derivative financial instruments			$(29,802)
At December 31, 2013, we had outstanding swap and call option contracts covering 112,348 Mmmbtu and 40,150 Mmmbtu, respectively, of natural gas and we had outstanding swap, basis swap and call option contracts covering 2,192 Mbbls, 274 Mbbls and 730 Mbbls, respectively, of oil.
At June 30, 2014, the average forward NYMEX WTI oil prices per Bbl for the remainder of 2014 and calendar year 2015 were $103.82, and $97.62, respectively, the average forward NYMEX Louisiana Light Sweet ("LLS") oil prices per Bbl for the remainder of 2014 and calendar year 2015 were $106.60, and $100.50, respectively, and the average forward NYMEX HH natural gas prices per Mmbtu for the remainder of 2014 and calendar year 2015 were $4.47 and $4.22, respectively.
As of June 30, 2014, our proportionate share of Compass's derivative swap contracts covered 2,811 Mmmbtu of natural gas at an average price of $4.15 and 47 Mbbls of oil for the remainder of 2014 and 64 Mbbls of oil during 2015 at an average price of $91.87 and $94.98, respectively.
Our derivative financial instruments covered approximately 67% and 58% of production volumes for the three months ended June 30, 2014 and 2013, respectively, and 67% and 52% for the six months ended June 30, 2014 and 2013, respectively.

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
Fair value of derivative financial instruments
The fair value of our derivative financial instruments may be different from the settlement value based on company-specific inputs, such as credit rating, futures markets and forward curves, and readily available buyers or sellers for such assets or liabilities. During the six months ended June 30, 2014 and 2013 there were no changes in the fair value level classifications. The following table presents a summary of the estimated fair value of our derivative financial instruments as of June 30, 2014 and December 31, 2013.

	June 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$(29,802)	$—	$(29,802)
	December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$(6,535)	$—	$(6,535)
We evaluate derivative assets and liabilities in accordance with master netting agreements with the derivative counterparties, but report them on a gross basis on our Condensed Consolidated Balance Sheets. Net derivative asset values are determined primarily by quoted futures prices and utilization of the counterparties’ credit-adjusted risk-free rate curves and net derivative liabilities are determined by utilization of our credit-adjusted risk-free rate curve or the credit-adjusted risk-free rate curve of Compass. The credit-adjusted risk-free rates of our counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties’ debt plus the London Interbank Offered Rate ("LIBOR") curve as of the end of the reporting period. Our credit-adjusted risk-free rate is based on the blended rate of independent market-quoted credit default swap rate curves for companies that have the same credit rating as us plus the LIBOR curve as of the end of the reporting period. In addition, the credit-adjusted risk-free rate for Compass is based on the cost of debt plus the LIBOR curve as of the end of the reporting period.
The valuation of our commodity price derivatives, represented by oil and natural gas swaps, basis swaps and call option contracts, is discussed below.
Oil derivatives. Our oil derivatives are swap, basis swap and call option contracts for notional Bbls of oil at fixed (in the case of swap and basis swap contracts) or interval (in the case of call option contracts) NYMEX oil index prices. The asset and liability values attributable to our oil derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for oil index prices, (iii) the applicable credit-adjusted risk-free rate curve, as described above, and (iv) the implied rate of volatility inherent in the call option contracts. The implied rates of volatility were determined based on average NYMEX oil index prices.
Natural gas derivatives. Our natural gas derivatives are swap and call option contracts for notional Mmbtus of natural gas at posted price indexes, including NYMEX HH swap and call option contracts. The asset and liability values attributable to our natural gas derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH for natural gas swaps, (iii) the applicable credit-adjusted risk-free rate curve, as described above and (iv) the implied rate of volatility inherent in the call option contracts. The implied rates of volatility were determined based on average HH natural gas prices.
See further details on the fair value of our derivative financial instruments in “Note 7. Derivative financial instruments”.
Fair value of other financial instruments
Our financial instruments include cash and cash equivalents, accounts receivable and payable and accrued liabilities.  The carrying amount of these instruments approximates fair value because of their short-term nature.

The carrying values of our borrowings under the revolving commitment of the EXCO Resources Credit Agreement and Compass Production Partners Credit Agreement approximate fair value, as these are subject to short-term floating interest rates that approximate the rates available to us for those periods.
The estimated fair values of our 7.5% senior unsecured notes due September 15, 2018 ("2018 Notes"), our 8.5% senior unsecured notes due April 15, 2022 ("2022 Notes") and the term loan under the EXCO Resources Credit Agreement ("Term Loan") are presented below.  The estimated fair values of the 2018 Notes, 2022 Notes and Term Loan have been calculated based on market quotes.

	June 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$772,500	$—	$—	$772,500
2022 Notes	541,250	—	—	541,250
	December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$714,000	$—	$—	$714,000
Term Loan	298,500	—	—	298,500

9.    Debt

Our total debt is summarized as follows:

(in thousands)	June 30, 2014	December 31, 2013
Revolving commitment under EXCO Resources Credit Agreement	$182,492	$763,866
Term Loan under EXCO Resources Credit Agreement	—	298,500
Unamortized discount on Term Loan	—	(2,780)
2018 Notes	750,000	750,000
Unamortized discount on 2018 Notes	(6,637)	(7,293)
2022 Notes	500,000	—
Total debt excluding Compass Production Partners	1,425,855	1,802,293
Compass Production Partners Credit Agreement	85,792	88,485
Total debt	1,511,647	1,890,778
Less amounts due within one year	—	31,866
Total debt after one year	$1,511,647	$1,858,912
Terms and conditions of our debt obligations as of June 30, 2014 are discussed below.
EXCO Resources Credit Agreement
As of June 30, 2014, the EXCO Resources Credit Agreement had $182.5 million of outstanding indebtedness, $875.0 million of available borrowing base and $685.6 million of unused borrowing base, net of letters of credit. The maturity date of the EXCO Resources Credit Agreement is July 31, 2018.
We closed a rights offering and related private placement of our common stock on January 17, 2014 ("Rights Offering") and received gross proceeds of $272.9 million which we used to reduce the outstanding indebtedness under the EXCO Resources Credit Agreement, including the remainder of the asset sale requirement as well as a portion of the revolving commitment. See further discussion in "Note 13. Rights offering and other equity transactions". Upon repayment of the asset sale requirement, the interest rate on the revolving commitment decreased by 100 basis points.
On April 16, 2014, we closed an offering of $500.0 million in aggregate principal amount of senior unsecured notes and utilized the proceeds to fully repay the Term Loan and the remaining proceeds were used to reduce outstanding indebtedness under the revolving commitment of the EXCO Resources Credit Agreement. See further discussion of the 2022 Notes below.
In April 2014, our borrowing base under the revolving commitment of the EXCO Resources Credit Agreement was reduced to $875.0 million in connection with the semi-annual borrowing base redetermination and the issuance of the 2022 Notes. Subsequent redeterminations will occur semi-annually with us and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. The interest rate grid for the revolving commitment under the EXCO Resources Credit Agreement ranges from LIBOR plus 175 bps to 275 bps (or alternate base rate ("ABR") plus 75 bps to 175 bps), depending on our borrowing base usage. On June 30, 2014, the one month LIBOR was 0.2%, which resulted in an interest rate of approximately 1.9% on the revolving commitment.
The EXCO Resources Credit Agreement sets forth the terms and conditions under which we are permitted to pay a cash dividend on our common stock. In July 2014, we amended the EXCO Resources Credit Agreement to provide that we may declare and pay cash dividends on our common stock in an amount not to exceed a cumulative total of $75.0 million in any four consecutive fiscal quarters, provided that, as of each payment date and after giving effect to the dividend payment date, (i) no default has occurred and is continuing, (ii) we have at least 10% of our revolving commitment, as defined in the EXCO Resources Credit Agreement, available under the EXCO Resources Credit Agreement, and (iii) payment of such dividend is permitted under the indenture governing the 2018 Notes and 2022 Notes.
As of June 30, 2014, we were in compliance with the financial covenants contained in the EXCO Resources Credit Agreement, which require that we:

•	maintain a consolidated current ratio (as defined in the EXCO Resources Credit Agreement) of at least 1.0 to 1.0 as of the end of any fiscal quarter; and

•	not permit our ratio of consolidated funded indebtedness to consolidated EBITDAX (as defined in the EXCO Resources Credit Agreement) to be greater than 4.5 to 1.0 at the end of any fiscal quarter.
While we believe our existing capital resources, including our cash flow from operations and borrowing capacity under the EXCO Resources Credit Agreement are sufficient to conduct our operations through 2014 and 2015, there are certain risks arising from depressed oil and natural gas prices and declines in production volumes that could impact our ability to meet debt covenants in future periods. Our ability to maintain compliance with these covenants may be negatively impacted if oil and/or natural gas prices remain depressed for an extended period of time.
2018 Notes
The 2018 Notes are guaranteed on a senior unsecured basis by a majority of EXCO’s subsidiaries, with the exception of certain non-guarantor subsidiaries and our jointly-held equity investments with BG Group. Our equity investments with BG Group, other than OPCO, have been designated as unrestricted subsidiaries under the indenture governing the 2018 Notes.
As of June 30, 2014, $750.0 million in principal was outstanding on the 2018 Notes. The unamortized discount on the 2018 Notes at June 30, 2014 was $6.6 million. Interest accrues at 7.5% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year.
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

2022 Notes
On April 16, 2014, we completed a public offering of $500.0 million in aggregate principal amount of senior unsecured notes due April 15, 2022. We received net proceeds of approximately $490.0 million after offering fees and expenses. The 2022 Notes were issued at 100.0% of the principal amount and bear interest at a rate of 8.5% per annum, payable in arrears on April 15 and October 15 of each year, with payments commencing on October 15, 2014. We used a portion of the net proceeds from the 2022 Notes offering to repay the $297.8 million outstanding principal balance on the Term Loan and the remaining proceeds were used to reduce outstanding indebtedness under the revolving commitment of the EXCO Resources Credit Agreement.
The 2022 Notes rank equally in right of payment to any existing and future senior unsecured indebtedness of the Company (including the 2018 Notes) and are guaranteed on a senior unsecured basis by EXCO’s consolidated subsidiaries that are guarantors of the indebtedness under the EXCO Resources Credit Agreement. The 2022 Notes were issued under the same base indenture governing the 2018 Notes and the supplemental indenture governing the 2022 Notes contains similar covenants to those in the supplemental indenture governing the 2018 Notes.
Compass Production Partners Credit Agreement
As of June 30, 2014, the Compass Production Partners Credit Agreement had a borrowing base of $400.0 million. The borrowing base is redetermined semi-annually, with Compass and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. The Compass Production Partners Credit Agreement matures on February 14, 2018.
Borrowings under the Compass Production Partners Credit Agreement are secured by properties owned by Compass and we do not guarantee Compass's debt. Compass is not a guarantor of the EXCO Resources Credit Agreement, the 2018 Notes or the 2022 Notes. As of June 30, 2014, $337.0 million was drawn under the Compass Production Partners Credit Agreement, and our proportionate share of the obligation was $85.8 million. The interest rate grid ranges from LIBOR plus 175 bps to 275 bps (or ABR plus 75 bps to 175 bps), depending on the percentages of drawn balances to the borrowing base as defined in the agreement. On June 30, 2014, the interest rate on the outstanding borrowings was approximately 2.7%.
As of June 30, 2014, Compass was in compliance with the financial covenants contained in the Compass Production Partners Credit Agreement, which require that it:

•	maintain a consolidated current ratio (as defined in the Compass Production Partners Credit Agreement) of at least 1.0 to1.0 as of the end of any fiscal quarter; and

•
not permit the ratio of consolidated funded indebtedness to consolidated EBITDAX (as defined in the Compass Production Partners Credit Agreement) to be greater than 4.5 to1.0 at the end of any fiscal quarter.

The foregoing descriptions are not complete and are qualified in their entirety by the EXCO Resources Credit Agreement, the indenture governing the 2018 Notes and 2022 Notes, and the Compass Production Partners Credit Agreement.

10.    Dividends

On May 22, 2014, our board of directors approved a cash dividend of $0.05 per share for the second quarter of 2014. The total cash dividend was $13.6 million, of which $13.5 million was paid on June 16, 2014 to holders of record as of June 2, 2014 and the remainder was accrued to be paid to holders of restricted shares upon vesting. Total dividends paid to our shareholders for the six months ended June 30, 2014 were $27.1 million.
The declaration of any future dividends, as well as the establishment of record and payment dates, is subject to the review and approval of our board of directors. Furthermore, any future declaration of dividends is subject to limitations under the EXCO Resources Credit Agreement, the indenture governing the 2018 Notes and the indenture governing the 2022 Notes.

11.    Income taxes

We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. We have accumulated financial deferred tax assets primarily due to losses arising from impairments to the carrying value of our oil and natural gas properties that are subject to valuation allowances. Our valuation allowances decreased $3.5 million for the six months ended June 30, 2014. As a result of cumulative financial operating losses, we have recognized net valuation allowances of approximately $888.1 million which have fully offset our deferred tax assets as of June 30, 2014. The valuation allowances will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized. The valuation allowances do not impact future utilization of the underlying tax attributes.

12.     Related party transactions

OPCO serves as the operator of our wells in the Appalachia JV and we advance funds to OPCO on an as needed basis. There are service agreements between us and OPCO whereby we provide administrative and technical services for which we are reimbursed. For the three and six months ended June 30, 2014 and 2013, these transactions included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Advances to OPCO	$—	$4,478	$—	$21,910
Amounts received from OPCO	11,259	10,012	20,971	19,975

As of June 30, 2014 and December 31, 2013, the amounts owed under the service agreement were as follows:

(in thousands)	June 30, 2014	December 31, 2013
Amounts due to EXCO (1)	$8,999	$2,283
Amounts due from EXCO (1)	—	—

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

Other related party transactions
Investment accounts managed by Invesco Advisers, Inc. were lenders under the Term Loan of the EXCO Resources Credit Agreement. Invesco Advisers, Inc. is an indirect owner of WL Ross & Co. LLC ("WL Ross"). Wilbur L. Ross, Jr., the Chairman and Chief Executive Officer at WL Ross, serves on EXCO’s board of directors. Invesco Advisers, Inc. held approximately 10% of total borrowings under the Term Loan until the Term Loan was repaid with proceeds received from the issuance of 2022 Notes.

13.    Rights offering and other equity transactions
Rights offering
We closed a rights offering and related private placement of our common stock on January 17, 2014 which resulted in the issuance of 54,574,734 shares of common stock for gross proceeds of $272.9 million. In connection with the Rights Offering, we entered into investment agreements ("Investment Agreements") with certain affiliates of WL Ross and Hamblin Watsa Investment Counsel Ltd. ("Hamblin Watsa") pursuant to which, subject to the terms and conditions thereof, each of them severally agreed to subscribe for and purchase, in a private placement, its respective pro rata portion of shares under the basic subscription right and all unsubscribed shares under the over-subscription privilege subject to the pro rata allocation among the subscription rights holders who elected to exercise their over-subscription privilege. In connection with the Rights Offering and related transactions under the Investment Agreements, WL Ross and Hamblin Watsa purchased 19,599,973 and 6,726,712 shares, respectively, pursuant to their basic subscription rights and the over-subscription privilege. After giving effect to the Rights Offering, WL Ross and Hamblin Watsa owned 18.7% and 6.4%, respectively of the Company's outstanding common shares as of January 17, 2014.
Preferred Stock
We canceled all classes of our preferred stock during the six months ended June 30, 2014. As of the date of cancellation and December 31, 2013, we had 10,000,000 shares of preferred stock authorized with no shares of preferred stock issued and outstanding. Our issued and outstanding shares of capital stock consist solely of shares of common stock.

14.	Condensed consolidating financial statements

As of June 30, 2014, the majority of EXCO’s subsidiaries were guarantors under the EXCO Resources Credit Agreement and the indenture governing the 2018 Notes and 2022 Notes. All of our non-guarantor subsidiaries were considered unrestricted subsidiaries under the indenture governing the 2018 Notes and 2022 Notes, with the exception of our equity investment in OPCO. As of and for the six months ended June 30, 2014, our equity method investment in OPCO represented $11.0 million of equity method investments and contributed $1.9 million of equity method losses.
Set forth below are condensed consolidating financial statements of EXCO, the guarantor subsidiaries and the non-guarantor subsidiaries. The 2018 Notes and 2022 Notes, which were issued by EXCO Resources, Inc., are jointly and severally guaranteed by some of our subsidiaries (referred to as Guarantor Subsidiaries). For purposes of this footnote, EXCO Resources, Inc. is referred to as Resources to distinguish it from the Guarantor Subsidiaries. Each of the Guarantor Subsidiaries is a 100% owned subsidiary of Resources and the guarantees are unconditional as they relate to the assets of the Guarantor Subsidiaries.

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

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
June 30, 2014

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$59,757	$(21,512)	$7,633	$—	$45,878
Restricted cash	—	15,221	—	—	15,221
Other current assets	11,484	180,137	5,873	—	197,494
Total current assets	71,241	173,846	13,506	—	258,593
Equity investments	—	—	56,514	—	56,514
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	366,219	2,781	—	369,000
Proved developed and undeveloped oil and natural gas properties	332,418	3,282,905	121,665	—	3,736,988
Accumulated depletion	(330,571)	(1,965,093)	(21,310)	—	(2,316,974)
Oil and natural gas properties, net	1,847	1,684,031	103,136	—	1,789,014
Gathering, office, field and other equipment, net	2,410	27,599	21,379	—	51,388
Investments in and advances to affiliates, net	1,774,109	—	—	(1,774,109)	—
Deferred financing costs, net	34,103	—	908	—	35,011
Derivative financial instruments	2,756	—	17	—	2,773
Goodwill	13,293	149,862	—	—	163,155
Other assets	3	27	—	—	30
Total assets	$1,899,762	$2,035,365	$195,460	$(1,774,109)	$2,356,478
Liabilities and shareholders' equity
Current liabilities	$71,629	$315,170	$11,528	$—	$398,327
Long-term debt	1,425,855	—	85,792	—	1,511,647
Deferred income taxes	—	—	—	—	—
Other long-term liabilities	5,696	35,221	9,005	—	49,922
Payable to parent	—	2,076,680	32,466	(2,109,146)	—
Total shareholders' equity	396,582	(391,706)	56,669	335,037	396,582
Total liabilities and shareholders' equity	$1,899,762	$2,035,365	$195,460	$(1,774,109)	$2,356,478

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$81,840	$(35,892)	$4,535	$—	$50,483
Restricted cash	—	20,570	—	—	20,570
Other current assets	22,533	206,708	5,560	—	234,801
Total current assets	104,373	191,386	10,095	—	305,854
Equity investments	—	—	57,562	—	57,562
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	6,758	415,290	3,259	—	425,307
Proved developed and undeveloped oil and natural gas properties	337,972	3,097,335	118,903	—	3,554,210
Accumulated depletion	(330,086)	(1,840,332)	(13,046)	—	(2,183,464)
Oil and natural gas properties, net	14,644	1,672,293	109,116	—	1,796,053
Gathering, office, field and other equipment, net	3,479	24,612	22,248	—	50,339
Investments in and advances to affiliates, net	1,834,197	—	—	(1,834,197)	—
Deferred financing costs, net	27,771	—	1,036	—	28,807
Derivative financial instruments	6,829	—	—	—	6,829
Goodwill	13,293	149,862	—	—	163,155
Other assets	2	27	—	—	29
Total assets	$2,004,588	$2,038,180	$200,057	$(1,834,197)	$2,408,628
Liabilities and shareholders' equity
Current liabilities	$76,174	$264,485	$8,511	$—	$349,170
Long-term debt	1,770,427	—	88,485	—	1,858,912
Deferred income taxes	—	—	—	—	—
Other long-term liabilities	10,082	33,831	8,728	—	52,641
Payable to parent	—	2,230,108	35,777	(2,265,885)	—
Total shareholders' equity	147,905	(490,244)	58,556	431,688	147,905
Total liabilities and shareholders' equity	$2,004,588	$2,038,180	$200,057	$(1,834,197)	$2,408,628

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended June 30, 2014

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$306	$169,795	$12,865	$—	$182,966
Costs and expenses:
Oil and natural gas production	76	18,196	4,919	—	23,191
Gathering and transportation	—	24,899	1,139	—	26,038
Depletion, depreciation and amortization	727	61,840	4,686	—	67,253
Accretion of discount on asset retirement obligations	4	522	169	—	695
General and administrative	962	17,949	593	—	19,504
Other operating items	(12)	2,977	8	—	2,973
Total costs and expenses	1,757	126,383	11,514	—	139,654
Operating income (loss)	(1,451)	43,412	1,351	—	43,312
Other income (expense):
Interest expense, net	(25,301)	—	(667)	—	(25,968)
Loss on derivative financial instruments	(13,958)	—	(760)	—	(14,718)
Other income	59	14	4	—	77
Equity loss	—	—	(410)	—	(410)
Net income from consolidated subsidiaries	42,944	—	—	(42,944)	—
Total other income (expense)	3,744	14	(1,833)	(42,944)	(41,019)
Income (loss) before income taxes	2,293	43,426	(482)	(42,944)	2,293
Income tax expense	—	—	—	—	—
Net income (loss)	$2,293	$43,426	$(482)	$(42,944)	$2,293

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended June 30, 2013

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$74	$137,318	$12,940	$—	$150,332
Costs and expenses:
Oil and natural gas production	71	10,559	5,253	—	15,883
Gathering and transportation	—	22,500	908	—	23,408
Depletion, depreciation and amortization	1,192	42,761	3,435	—	47,388
Accretion of discount on asset retirement obligations	4	396	156	—	556
General and administrative	9,640	16,421	513	—	26,574
Other operating items	745	1,904	(9)	—	2,640
Total costs and expenses	11,652	94,541	10,256	—	116,449
Operating income (loss)	(11,578)	42,777	2,684	—	33,883
Other income (expense):
Interest expense, net	(14,298)	—	(807)	—	(15,105)
Gain on derivative financial instruments	51,495	455	3,296	—	55,246
Other income	82	76	—	—	158
Equity income	—	—	11,416	—	11,416
Net income from consolidated subsidiaries	59,897	—	—	(59,897)	—
Total other income	97,176	531	13,905	(59,897)	51,715
Income before income taxes	85,598	43,308	16,589	(59,897)	85,598
Income tax expense	—	—	—	—	—
Net income	$85,598	$43,308	$16,589	$(59,897)	$85,598

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the six months ended June 30, 2014

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$3,296	$351,856	$26,286	$—	$381,438
Costs and expenses:
Oil and natural gas production	375	39,617	9,595	—	49,587
Gathering and transportation	—	48,348	2,303	—	50,651
Depletion, depreciation and amortization	1,884	125,507	9,137	—	136,528
Accretion of discount on asset retirement obligations	9	1,032	335	—	1,376
General and administrative	727	34,795	1,320	—	36,842
Other operating items	(16)	5,731	4	—	5,719
Total costs and expenses	2,979	255,030	22,694	—	280,703
Operating income	317	96,826	3,592	—	100,735
Other income (expense):
Interest expense, net	(44,796)	—	(1,336)	—	(46,132)
Loss on derivative financial instruments	(54,637)	—	(3,103)	—	(57,740)
Other income (loss)	152	(37)	8	—	123
Equity income	—	—	701	—	701
Net income from consolidated subsidiaries	96,651	—	—	(96,651)	—
Total other expense	(2,630)	(37)	(3,730)	(96,651)	(103,048)
Income (loss) before income taxes	(2,313)	96,789	(138)	(96,651)	(2,313)
Income tax expense	—	—	—	—	—
Net income (loss)	$(2,313)	$96,789	$(138)	$(96,651)	$(2,313)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the six months ended June 30, 2013

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$8,120	$261,792	$18,643	$—	$288,555
Costs and expenses:
Oil and natural gas production	2,283	24,664	7,801	—	34,748
Gathering and transportation	—	46,507	1,377	—	47,884
Depletion, depreciation and amortization	3,799	80,289	4,608	—	88,696
Impairment of oil and natural gas properties	—	10,707	—	—	10,707
Accretion of discount on asset retirement obligations	54	945	247	—	1,246
General and administrative	10,293	33,384	881	—	44,558
Gain on divestitures and other operating items	(25,229)	(157,000)	(13)	—	(182,242)
Total costs and expenses	(8,800)	39,496	14,901	—	45,597
Operating income	16,920	222,296	3,742	—	242,958
Other income (expense):
Interest expense, net	(34,175)	—	(1,122)	—	(35,297)
Gain (loss) on derivative financial instruments	11,693	(235)	274	—	11,732
Other income	129	115	2	—	246
Equity income	—	—	24,079	—	24,079
Net earnings from consolidated subsidiaries	249,151	—	—	(249,151)	—
Total other income (expense)	226,798	(120)	23,233	(249,151)	760
Income before income taxes	243,718	222,176	26,975	(249,151)	243,718
Income tax expense	—	—	—	—	—
Net income	$243,718	$222,176	$26,975	$(249,151)	$243,718

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 2014

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(54,003)	$310,651	$11,474	$—	$268,122
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(1,639)	(193,606)	(2,522)	—	(197,767)
Proceeds from disposition of property and equipment	68,242	8,017	7	—	76,266
Restricted cash	—	5,349	—	—	5,349
Net changes in advances to joint ventures	—	(10,540)	—	—	(10,540)
Equity method investments	—	1,749	—	—	1,749
Distributions received from Compass	3,311	—	—	(3,311)	—
Advances/investments with affiliates	107,240	(107,240)	—	—	—
Net cash provided by (used in) investing activities	177,154	(296,271)	(2,515)	(3,311)	(124,943)
Financing Activities:
Repayments under credit agreements	(879,874)	—	(2,550)	—	(882,424)
Proceeds received from 2022 Notes	500,000	—	—	—	500,000
Proceeds from issuance of common stock, net	271,772	—	—	—	271,772
Payment of common stock dividends	(27,066)	—	—	—	(27,066)
Compass cash distribution	—	—	(3,311)	3,311	—
Deferred financing costs and other	(10,066)	—	—	—	(10,066)
Net cash provided by (used in) financing activities	(145,234)	—	(5,861)	3,311	(147,784)
Net increase (decrease) in cash	(22,083)	14,380	3,098	—	(4,605)
Cash at beginning of period	81,840	(35,892)	4,535	—	50,483
Cash at end of period	$59,757	$(21,512)	$7,633	$—	$45,878

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 2013

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(3,892)	$168,302	$6,822	$—	$171,232
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(8,907)	(120,434)	(36,412)	—	(165,753)
Restricted cash	—	27,543	—	—	27,543
Equity method investments	—	(104)	—	—	(104)
Proceeds from disposition of property and equipment	244,499	368,591	—	—	613,090
Distributions received from Compass	1,275	—	—	(1,275)	—
Net changes in advances to joint ventures	—	8,276	—	—	8,276
Advances/investments with affiliates	462,020	(462,020)	—	—	—
Net cash provided by (used in) investing activities	698,887	(178,148)	(36,412)	(1,275)	483,052
Financing Activities:
Borrowings under credit agreements	10,000	—	36,757	—	46,757
Repayments under credit agreements	(643,266)	—	(1,275)	—	(644,541)
Proceeds from issuance of common stock	42	—	—	—	42
Payment of common stock dividends	(21,479)	—	—	—	(21,479)
Compass cash distribution	—	—	(1,275)	1,275	—
Deferred financing costs and other	(32)	—	(233)	—	(265)
Net cash provided by (used in) financing activities	(654,735)	—	33,974	1,275	(619,486)
Net increase (decrease) in cash	40,260	(9,846)	4,384	—	34,798
Cash at beginning of period	65,791	(20,147)	—	—	45,644
Cash at end of period	$106,051	$(29,993)	$4,384	$—	$80,442

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “EXCO,” “EXCO Resources,” “Company,” “we,” “us,” and “our” are to EXCO Resources, Inc. and its consolidated subsidiaries.
Forward-looking statements
This Quarterly Report on Form 10-Q contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These forward-looking statements relate to, among other things, the following:

•	our future financial and operating performance and results;

•	our business strategy;

•	market prices;

•	our future use of derivative financial instruments; and

•	our plans and forecasts.
We have based these forward-looking statements on our current assumptions, expectations and projections about future events.
We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” "potential," "project," “budget” and other similar words to identify forward-looking statements. The statements that contain these words should be read carefully because they discuss future expectations, contain projections of results of operations or our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise any forward-looking statements, except as required by applicable securities laws. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Quarterly Report on Form 10-Q, including, but not limited to:

•	fluctuations in the prices of oil, natural gas and natural gas liquids;

•	the availability of oil, natural gas and natural gas liquids;

•	future capital requirements and availability of financing;

•	our ability to meet our current and future debt service obligations;

•	disruption of credit and capital markets and the ability of financial institutions to honor their commitments;

•	estimates of reserves and economic assumptions, including estimates related to acquisitions of oil and natural gas properties;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	exploratory risks, including those related to our activities in shale formations;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	cash flow and liquidity;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	availability of water and other materials for drilling and completion activities;

•	marketing of oil and natural gas;

•	political and economic conditions and events in oil-producing and natural gas-producing countries;

•	title to our properties;

•	litigation;

•	competition;

•	general economic conditions, including costs associated with drilling and operations of our properties;

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
Recent developments
Rights Offering
We closed a rights offering and related private placement of our common stock ("Rights Offering") on January 17, 2014 which resulted in the issuance of 54,574,734 shares of common stock for gross proceeds of $272.9 million. In connection with the Rights Offering, we entered into investment agreements ("Investment Agreements") with certain affiliates of WL Ross & Co. LLC ("WL Ross") and Hamblin Watsa Investment Counsel Ltd. ("Hamblin Watsa") pursuant to which, subject to the terms and conditions thereof, each of them severally agreed to subscribe for and purchase, in a private placement, its respective pro rata portion of shares under the basic subscription right and all unsubscribed shares under the over-subscription privilege subject to the pro rata allocation among the subscription rights holders who elected to exercise their over-subscription privilege. In connection with the Rights Offering and related transactions under the Investment Agreements, WL Ross and Hamblin Watsa purchased 19,599,973 and 6,726,712 shares, respectively, pursuant to their basic subscription rights and the over-subscription privilege. After giving effect to the Rights Offering, WL Ross and Hamblin Watsa owned 18.7% and 6.4%, respectively of the Company's outstanding common shares as of January 17, 2014. We used the proceeds to reduce outstanding indebtedness under our credit agreement ("EXCO Resources Credit Agreement"), including the remainder of the asset sale requirement as well as a portion of the indebtedness outstanding under the revolving commitment.
Permian Basin transaction
On March 24, 2014, we closed a purchase and sale agreement with a private party for the sale of our interest in certain non-operated assets in the Permian Basin including producing wells and undeveloped acreage for approximately $68.2 million, after final purchase price adjustments. The effective date of the transaction was January 1, 2014. Proceeds from the sale were used to reduce outstanding indebtedness under the EXCO Resources Credit Agreement.

2022 Notes
On April 16, 2014, we completed a public offering of $500.0 million in aggregate principal amount of senior notes due April 15, 2022 ("2022 Notes"). We received net proceeds of approximately $490.0 million after offering fees and expenses. The 2022 Notes bear interest at a rate of 8.5% per annum, payable in arrears on April 15 and October 15 of each year, with payments commencing on October 15, 2014. We used the net proceeds from the 2022 Notes to repay indebtedness under the EXCO Resources Credit Agreement, including the $297.8 million outstanding principal balance on the term loan ("Term Loan") and the remaining proceeds were used to reduce outstanding indebtedness under the revolving commitment of the EXCO Resources Credit Agreement. In April 2014, our borrowing base under the revolving commitment of the EXCO Resources Credit Agreement was reduced to $875.0 million in connection with the semi-annual borrowing base redetermination and the issuance of the 2022 Notes.

Critical accounting policies

We consider accounting policies related to our estimates of proved reserves, accounting for oil and natural gas properties, derivatives, business combinations, share-based compensation, goodwill, revenue recognition, asset retirement obligations and income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions are used. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in EXCO's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 26, 2014.

Our results of operations

A summary of key financial data for the three and six months ended June 30, 2014 and 2013 related to our results of operations is presented below:

	Three Months Ended June 30,		Quarter to quarter change	Six Months Ended June 30,		Period to period change
(dollars in thousands, except per unit prices)	2014	2013		2014	2013
Production:
Oil (Mbbls)	579	50	529	1,172	152	1,020
Natural gas (Mmcf)	31,006	37,695	(6,689)	63,728	77,288	(13,560)
Natural gas liquids (Mbbls)	65	43	22	124	125	(1)
Total production (Mmcfe) (1)	34,870	38,253	(3,383)	71,504	78,950	(7,446)
Average daily production (Mmcfe)	383	420	(37)	395	436	(41)
Revenues before derivative financial instrument activities:
Oil	$56,055	$4,524	$51,531	$108,385	$12,858	$95,527
Natural gas	125,129	144,347	(19,218)	269,152	271,143	(1,991)
Natural gas liquids	1,782	1,461	321	3,901	4,554	(653)
Total revenues	$182,966	$150,332	$32,634	$381,438	$288,555	$92,883
Oil and natural gas derivative financial instruments:
Gain (loss) on derivative financial instruments	$(14,718)	$55,246	$(69,964)	$(57,740)	$11,732	$(69,472)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$96.81	$90.48	$6.33	$92.48	$84.59	$7.89
Natural gas (per Mcf)	4.04	3.83	0.21	4.22	3.51	0.71
Natural gas liquids (per Bbl)	27.42	33.98	(6.56)	31.46	36.43	(4.97)
Natural gas equivalent (per Mcfe)	5.25	3.93	1.32	5.33	3.65	1.68
Costs and expenses:
Oil and natural gas operating costs	$15,827	$11,902	$3,925	$34,614	$25,519	$9,095
Production and ad valorem taxes	7,364	3,981	3,383	14,973	9,229	5,744
Gathering and transportation	26,038	23,408	2,630	50,651	47,884	2,767
Depletion	65,800	45,366	20,434	133,536	84,357	49,179
Depreciation and amortization	1,453	2,022	(569)	2,992	4,339	(1,347)
General and administrative (2)	19,504	26,574	(7,070)	36,842	44,558	(7,716)
Interest expense, net	25,968	15,105	10,863	46,132	35,297	10,835
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$0.45	$0.31	$0.14	$0.48	$0.32	$0.16
Production and ad valorem taxes	0.21	0.10	0.11	0.21	0.12	0.09
Gathering and transportation	0.75	0.61	0.14	0.71	0.61	0.10
Depletion	1.89	1.19	0.70	1.87	1.07	0.80
Depreciation and amortization	0.04	0.05	(0.01)	0.04	0.05	(0.01)
General and administrative	0.56	0.69	(0.13)	0.52	0.56	(0.04)
Net income (loss)	$2,293	$85,598	$(83,305)	$(2,313)	$243,718	$(246,031)

(1)	Mmcfe is calculated by converting one barrel of oil or NGLs into six Mcf of natural gas.

(2)
Share-based compensation expense included in general and administrative expenses was $1.7 million and $4.6 million for the three months ended June 30, 2014 and 2013, respectively, and $3.3 million and $6.3 million for the six months ended June 30, 2014 and 2013, respectively.

The following is a discussion of our financial condition and results of operations for the three and six months ended June 30, 2014 and 2013.

The comparability of our results of operations for June 30, 2014 and 2013 was affected by:

•	the acquisitions of the Haynesville and Eagle Ford assets during the third quarter of 2013;

•	the formation of Compass Production Partners, LP ("Compass") during the first quarter of 2013;

•	the sale of our equity interest in TGGT Holdings, LLC ("TGGT") during the fourth quarter of 2013;

•	fluctuations in oil, natural gas and NGL prices, which impact our oil and natural gas reserves, revenues, cash flows and net income or loss;

•	impairments of our oil and natural gas properties during 2013;

•	mark-to-market gains and losses from our derivative financial instruments;

•	changes in proved reserves and production volumes and their impact on depletion;

•	the impact of declining natural gas production volumes from our reduced horizontal drilling activities in certain shale formations; and

•	significant changes in our capital structure as a result of the Rights Offering and debt financing transactions.
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

Summary

For the three months ended June 30, 2014 and 2013, we reported net income of $2.3 million and $85.6 million, respectively. The decrease in net income was primarily due to volatility in commodity prices which resulted in losses on derivative financial instruments of $14.7 million for the three months ended June 30, 2014 compared to gains of $55.2 million for the same period in the prior year. This was partially offset by an increase in operating income of $9.4 million due to higher commodity prices and the acquisition of Haynesville and Eagle Ford assets.

For the six months ended June 30, 2014 and 2013, we reported a net loss of $2.3 million and net income $243.7 million, respectively. The decrease in net income was primarily due to lower operating income resulting from the gain of $186.4 million on the divestiture recorded during the six months ended June 30, 2013 in connection with the formation of Compass. This was partially offset by higher commodity prices and the acquisition of Haynesville and Eagle Ford assets. The decrease in net income was also due to volatility in commodity prices which resulted in losses on derivative financial instruments of $57.7 million for the six months ended June 30, 2014 compared to gains of $11.7 million for the same period in the prior year and lower equity income due to the sale of our investment in TGGT.

Presentation of results of operations
Our discussion of production, revenues and direct operating expenses is based on our producing regions and Compass. Compass includes conventional non-shale assets in East Texas, North Louisiana and the Permian Basin. Prior to the formation of Compass on February 14, 2013, the operating results of the properties contributed by EXCO were included within the East Texas/North Louisiana and Other regions in our discussion of production, revenues and direct operating expenses. The operating results of Compass represent our proportionate interest subsequent to its formation on February 14, 2013. We closed the acquisition of assets in the Eagle Ford shale and formed our South Texas region on July 31, 2013.
Oil and natural gas production, revenues and prices
The following tables present our production, revenue and average sales prices for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014			2013			Quarter to quarter change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
East Texas/North Louisiana	23,368	$98,681	$4.22	29,850	$112,798	$3.78	(6,482)	$(14,117)	$0.44
South Texas	3,575	50,890	14.23	—	—	—	3,575	50,890	14.23
Appalachia	5,629	20,225	3.59	5,840	24,520	4.20	(211)	(4,295)	(0.61)
Other	36	306	8.50	24	75	3.13	12	231	5.37
Compass	2,262	12,864	5.69	2,539	12,939	5.10	(277)	(75)	0.59
Total	34,870	$182,966	$5.25	38,253	$150,332	$3.93	(3,383)	$32,634	$1.32

	Six Months Ended June 30,
	2014			2013			Period to period change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
East Texas/North Louisiana	48,598	$214,478	$4.41	63,299	$219,585	$3.47	(14,701)	$(5,107)	$0.94
South Texas	7,079	95,708	13.52	—	—	—	7,079	95,708	13.52
Appalachia	11,125	41,673	3.75	10,906	42,207	3.87	219	(534)	(0.12)
Other	261	3,294	12.62	1,027	8,120	7.91	(766)	(4,826)	4.71
Compass	4,441	26,285	5.92	3,718	18,643	5.01	723	7,642	0.91
Total	71,504	$381,438	$5.33	78,950	$288,555	$3.65	(7,446)	$92,883	$1.68
Production for the three months ended June 30, 2014 decreased by 3.4 Bcfe, or 9%, as compared with the same period in 2013. The decrease in production in the East Texas/North Louisiana region was primarily due to production declines from changes in our drilling program. The production declines were primarily the result of reduced development activities within this region compared to periods prior to 2013. Our drilling activities in the Haynesville shale resulted in 12 wells turned-to-sales for the three months ended June 30, 2014 compared to 15 wells turned-to-sales for the three months ended June 30, 2013. Our production in the South Texas region was 3.6 Bcfe for the three months ended June 30, 2014, which consisted of 534 Mbbls of oil, 23 Mbbls of natural gas liquids and 235 Mmcf of natural gas. We turned-to-sales 13 wells in the Eagle Ford shale during the three months ended June 30, 2014. The decrease in production of 0.2 Bcfe in the Appalachia region was a result of production declines following the suspension of our drilling program during the second half of 2013. The decrease in our proportionate share of Compass's production was primarily due to natural production declines related to its properties in East Texas and North Louisiana.
Oil and natural gas revenues for the three months ended June 30, 2014 increased by $32.6 million, or 22%, as compared with the same period in 2013. The increase in revenues was primarily the result of an increase in oil and natural gas prices and the acquisition of Haynesville and Eagle Ford assets. Our average natural gas sales price increased 5% to $4.04 per Mcf for the three months ended June 30, 2014 from $3.83 per Mcf for the three months ended June 30, 2013. Our average sales price for natural gas during 2014 was positively impacted by higher market prices and was partially offset by the widening of differentials in Appalachia as a result of an oversupply of natural gas in the Northeast region. Our average sales price of oil per Bbl increased 7% to $96.81 per Bbl for the three months ended June 30, 2014 from $90.48 per Bbl for the three months ended June 30, 2013. Our average sales price for oil in the South Texas region is most closely correlated to the Louisiana Light Sweet ("LLS") price index and is presented net of marketing, gathering and transportation costs. Our average sales price of natural gas liquids per Bbl decreased 19% to $27.42 per Bbl for the three months ended June 30, 2014 from $33.98 per Bbl for the three months ended June 30, 2013.
Production for the six months ended June 30, 2014 decreased by 7.4 Bcfe, or 9%, as compared with the same period in 2013. The decrease in production in the East Texas/North Louisiana region was primarily due to production declines resulting from changes in our drilling program and the contribution of properties to Compass. The production declines were primarily the result of reduced development activities within this region compared to periods prior to 2013. Our drilling activities in the Haynesville shale resulted in 14 wells turned-to-sales for the six months ended June 30, 2014 compared to 34 wells turned-to-sales for the six months ended June 30, 2013. The wells turned-to-sales for the six months ended June 30, 2013 primarily consisted of wells drilled during 2012. Our production in the South Texas region was 7.1 Bcfe for the six months ended June 30, 2014, which consisted of 1,059 Mbbls of oil, 39 Mbbls of natural gas liquids and 489 Mmcf of natural gas. We turned-to-sales 26 wells in the Eagle Ford shale during the six months ended June 30, 2014. The increase in production of 0.2 Bcfe in the Appalachia region was a result of our completion activities in the Marcellus shale partially offset by normal production declines. The decrease in production in the Other region was primarily the result of the contribution of properties in the Permian Basin to Compass. The increase in our proportionate share of Compass's production was primarily due to fewer days of production in the prior year as a result of its formation on February 14, 2013.
Oil and natural gas revenues for the six months ended June 30, 2014 increased by $92.9 million, or 32%, as compared with the same period in 2013. The increase in revenues was primarily the result of an increase in oil and natural gas prices and the acquisition of Haynesville and Eagle Ford assets. Our average natural gas sales price increased 20% to $4.22 per Mcf for the six months ended June 30, 2014 from $3.51 per Mcf for the six months ended June 30, 2013. Our average sales price for natural gas during the six months ended June 30, 2014 was positively impacted by higher market prices and was partially offset by the widening of differentials in Appalachia as a result of an oversupply of natural gas in the Northeast region. Our average sales price of oil per Bbl increased 9% to $92.48 per Bbl for the six months ended June 30, 2014 from $84.59 per Bbl for the six months ended June 30, 2013. Our average sales price of natural gas liquids per Bbl decreased 14% to $31.46 per Bbl for the six months ended June 30, 2014 from $36.43 per Bbl for the six months ended June 30, 2013.
Oil and natural gas operating costs
The following tables present our operating costs for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014			2013			Quarter to quarter change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$4,648	$917	$5,565	$3,515	$1,293	$4,808	$1,133	$(376)	$757
South Texas	2,598	173	2,771	—	—	—	2,598	173	2,771
Appalachia	3,711	—	3,711	3,145	—	3,145	566	—	566
Other	66	—	66	62	—	62	4	—	4
Compass	3,174	540	3,714	3,330	557	3,887	(156)	(17)	(173)
Total	$14,197	$1,630	$15,827	$10,052	$1,850	$11,902	$4,145	$(220)	$3,925

	Three Months Ended June 30,
	2014			2013			Quarter to quarter change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$0.20	$0.04	$0.24	$0.12	$0.04	$0.16	$0.08	$—	$0.08
South Texas	0.73	0.05	0.78	—	—	—	0.73	0.05	0.78
Appalachia	0.66	—	0.66	0.54	—	0.54	0.12	—	0.12
Other	1.83	—	1.83	2.58	—	2.58	(0.75)	—	(0.75)
Compass	1.40	0.24	1.64	1.31	0.22	1.53	0.09	0.02	0.11
Operating costs per Mcfe	$0.40	$0.05	$0.45	$0.26	$0.05	$0.31	$0.14	$—	$0.14

	Six Months Ended June 30,
	2014			2013			Period to period change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$8,962	$2,441	$11,403	$8,922	$2,888	$11,810	$40	$(447)	$(407)
South Texas	8,449	298	8,747	—	—	—	8,449	298	8,747
Appalachia	7,084	6	7,090	6,423	—	6,423	661	6	667
Other	219	—	219	1,522	—	1,522	(1,303)	—	(1,303)
Compass	6,072	1,083	7,155	4,982	782	5,764	1,090	301	1,391
Total	$30,786	$3,828	$34,614	$21,849	$3,670	$25,519	$8,937	$158	$9,095

	Six Months Ended June 30,
	2014			2013			Period to period change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$0.18	$0.05	$0.23	$0.14	$0.05	$0.19	$0.04	$—	$0.04
South Texas	1.19	0.04	1.23	—	—	—	1.19	0.04	1.23
Appalachia	0.64	—	0.64	0.59	—	0.59	0.05	—	0.05
Other	0.84	—	0.84	1.48	—	1.48	(0.64)	—	(0.64)
Compass	1.37	0.24	1.61	1.34	0.21	1.55	0.03	0.03	0.06
Total	$0.43	$0.05	$0.48	$0.28	$0.04	$0.32	$0.15	$0.01	$0.16

As shown in the tables above, oil and natural gas operating costs for the three months ended June 30, 2014 increased by $3.9 million, or 33%, as compared with the same period in 2013. The increase in oil and natural gas operating expenses was primarily due to the acquisition of the Eagle Ford assets. Oil and natural gas operating costs for the six months ended June 30, 2014 increased by $9.1 million, or 36%, as compared with the same period in 2013. The increase in oil and natural gas operating expenses was primarily due to the acquisition of the Eagle Ford assets and partially offset by the contribution of properties to Compass.
Oil and natural gas operating costs for the three months ended June 30, 2014 were $0.45 per Mcfe compared to $0.31 per Mcfe for the three months ended June 30, 2013. The net increase in oil and natural gas operating costs per Mcfe is attributable to higher costs associated with our oil production in the South Texas region. The higher costs associated with our oil production include chemical treating programs, water hauling, and maintenance associated with pumping units and tank batteries. Oil and natural gas operating costs for the six months ended June 30, 2014 were $0.48 per Mcfe compared to $0.32 per Mcfe for the six months ended June 30, 2013. The net increase in oil and natural gas operating costs per Mcfe is attributable to higher costs associated with our oil production in the South Texas region. This increase was partially offset by the contribution of properties to Compass, which typically have a higher average cost per Mcfe compared to the average for the rest of our properties.
Gathering and transportation
Gathering and transportation expenses for the three months ended June 30, 2014 increased by $2.6 million, or 11%, as compared with the same period in 2013. Gathering and transportation expenses were $0.75 per Mcfe for the three months ended June 30, 2014, as compared to $0.61 per Mcfe for the three months ended June 30, 2013. Gathering and transportation expenses for the six months ended June 30, 2014 increased by $2.8 million, or 6%, as compared with the same period in 2013. Gathering and transportation expenses were $0.71 per Mcfe for the six months ended June 30, 2014, as compared to $0.61 per Mcfe for the six months ended June 30, 2013. The increase in gathering and transportation expenses on a per Mcfe basis was primarily due to lower volumes in relation to fixed costs under firm transportation contracts in the East Texas/North Louisiana region. In addition, a marketing arrangement with a significant purchaser of our Haynesville shale production volumes was revised in April 2014 which resulted in higher gathering and transportation expenses.
In our South Texas region, we report our gathering and transportation charges as part of our realized price within revenues based on the net proceeds received from the purchaser. In our East Texas/North Louisiana and Appalachia regions, we either report our gathering and transportation charges as part of our realized prices within revenues or as gathering and transportation expense depending on the type of sales agreement and information received from the purchaser.

Production and ad valorem taxes

The following tables present our production and ad valorem taxes on a percentage of revenue basis and per Mcfe basis for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014			2013
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
East Texas/North Louisiana	$2,343	2.4%	$0.10	$1,883	1.7%	$0.06
South Texas	3,209	6.3%	0.90	—	—%	—
Appalachia	597	3.0%	0.11	725	3.0%	0.12
Other	11	3.6%	0.31	6	8.0%	0.25
Compass	1,204	9.4%	0.53	1,367	10.6%	0.54
Total	$7,364	4.0%	$0.21	$3,981	2.6%	$0.10

	Six Months Ended June 30,
	2014			2013
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
East Texas/North Louisiana	$4,713	2.2%	$0.10	$5,033	2.3%	$0.08
South Texas	6,461	6.8%	0.91	—	—%	—
Appalachia	1,204	2.9%	0.11	1,400	3.3%	0.13
Other	156	4.7%	0.60	758	9.3%	0.74
Compass	2,439	9.3%	0.55	2,038	10.9%	0.55
Total	$14,973	3.9%	$0.21	$9,229	3.2%	$0.12
Production and ad valorem taxes for the three months ended June 30, 2014 increased by $3.4 million, or 85%, as compared with the same period in 2013. Production and ad valorem taxes for the six months ended June 30, 2014 increased by $5.7 million, or 62%, as compared with the same period in 2013. The increase was primarily attributable to higher production and ad valorem taxes associated with oil production in the South Texas region. Additionally, this increase was due to the expiration of severance tax holidays on certain Haynesville shale wells in the East Texas/North Louisiana region. This increase was partially offset by lower production volumes and the decrease in the state of Louisiana severance tax rate to $0.118 per Mcf in July 2013 for wells that did not have a severance tax holiday.
Production and ad valorem tax rates per Mcfe were $0.21 and $0.10 for the three months ended June 30, 2014 and 2013, respectively. Production and ad valorem tax rates per Mcfe were $0.21 and $0.12 for the six months ended June 30, 2014 and 2013, respectively. The rate per Mcfe increased due to higher production and ad valorem taxes per Mcfe associated with oil production in the South Texas region and the expiration of severance tax holidays on certain Haynesville shale wells in the East Texas/North Louisiana region.
In our East Texas/North Louisiana region, we currently receive severance tax holidays on certain Haynesville shale wells which reduce the effective rate of these taxes. Our horizontal wells in the state of Louisiana are eligible for an exemption from severance taxes for the earlier of two years from the date of first production or until payout of qualified costs. In July 2013, the state of Louisiana decreased its severance tax rate to $0.118 per Mcf from $0.148 per Mcf. In July 2014, the state of Louisiana increased its severance tax rate to $0.163 per Mcf.

Depletion, depreciation and amortization
Depletion expense for the three months ended June 30, 2014 increased by $20.4 million, or 45%, as compared with the same period in 2013. On a per Mcfe basis, the depletion rate for the three months ended June 30, 2014 was $1.89 per Mcfe, compared with $1.19 per Mcfe in the same period in 2013. Depletion expense for the six months ended June 30, 2014 increased by $49.2 million, or 58%, as compared with the same period in 2013. On a per Mcfe basis, the depletion rate for the six months ended June 30, 2014 was $1.87 per Mcfe, compared with $1.07 per Mcfe in the same period in 2013. The increase in the depletion rate was primarily due to the acquisition of assets in the Haynesville and Eagle Ford shale during the third quarter of 2013 which increased our depletable base. The oil producing assets in the Eagle Ford shale result in a higher depletion rate when calculated on per Mcfe basis compared to the rest of our properties.
Depreciation and amortization costs for the three months ended June 30, 2014 decreased by $0.6 million, or 28%, as compared with the same period in 2013. The decrease was primarily due to reduced spending on certain corporate assets. Depreciation and amortization costs for the six months ended June 30, 2014 decreased by $1.3 million, or 31%, as compared with the same period in 2013. The decrease was due to contribution of gathering assets to Compass in the first quarter of 2013 and reduced spending on certain corporate assets.
Accretion of discount on asset retirement obligations for the three months ended June 30, 2014 increased $0.1 million, or 25%, compared with the same period in 2013. Accretion of discount on asset retirement obligations for the six months ended June 30, 2014 increased by $0.1 million, or 10%, compared with the same period in 2013. The increase was primarily due to additional accretion of discount on asset retirement obligations of Haynesville and Eagle Ford assets acquired during the third quarter of 2013, partially offset by the contribution of properties to Compass in the first quarter of 2013.
Impairment of oil and natural gas properties
For the three and six months ended June 30, 2014, we did not record an impairment to our oil and natural gas properties. For the three months ended June 30, 2013, we did not record an impairment to our oil and natural gas properties. For the six months ended June 30, 2013, we recorded an impairment of $10.7 million to our oil and natural gas properties primarily due to low natural gas prices for the trailing twelve month period at the end of the first quarter of 2013.
General and administrative
The following table presents our general and administrative expenses for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per unit rate)	2014	2013	Quarter to quarter change	2014	2013	Period to period change
General and administrative costs:
Gross general and administrative expense	$33,825	$39,576	$(5,751)	$64,877	$71,707	$(6,830)
Technical services and service agreement charges	(6,778)	(6,550)	(228)	(12,783)	(12,885)	102
Operator overhead reimbursements	(3,480)	(2,067)	(1,413)	(6,833)	(5,166)	(1,667)
Capitalized salaries and share-based compensation	(4,063)	(4,385)	322	(8,419)	(9,098)	679
General and administrative expense	$19,504	$26,574	$(7,070)	$36,842	$44,558	$(7,716)
General and administrative expense per Mcfe	$0.56	$0.69	$(0.13)	$0.52	$0.56	$(0.04)
General and administrative expenses for the three and six months ended June 30, 2014 decreased by $7.1 million, or 27%, and $7.7 million, or 17%, respectively, compared with the same periods in prior year. Significant components of the changes in general and administrative expenses were a result of:

•
decreased personnel and employee relocation costs of $1.5 million and $2.8 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. This decrease is primarily the result of a reduction in our workforce and the centralization of certain functions from the Appalachia region. This decrease was partially offset by $2.2 million in severance costs associated with the reduction in our workforce during the three months ended June 30, 2014.

•
decreased share-based compensation of $2.9 million and $3.2 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. This decrease is primarily due to a reduction in headcount and the modification of share-based payments in connection with the retirement of a former executive in the prior year.

•
increased operator overhead reimbursements of $1.4 million and $1.7 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. The increase is primarily associated with the additional operated wells acquired and developed in the Haynesville and Eagle Ford shales subsequent to June 30, 2013.

(Gain) loss on divestitures and other operating items
(Gain) loss on divestitures and other operating items was a net loss of $3.0 million for the three months ended June 30, 2014 compared with a net loss of $2.6 million for the three months ended June 30, 2013. The net loss for the three months ended June 30, 2014 primarily consisted of expenses related to various litigation. The net loss for the three months ended June 30, 2013 primarily related to expenses incurred in connection with the acquisition of Eagle Ford and Haynesville properties and expenses for various litigation. (Gain) loss on divestitures and other operating items was a net loss of $5.7 million for the six months ended June 30, 2014 compared with a net gain of $182.2 million for the six months ended June 30, 2013. The net loss for the six months ended June 30, 2014 primarily consisted of expenses related to various litigation. The net gain for the six months ended June 30, 2013 was primarily related to the gain of $186.4 million as a result of the contribution of certain oil and natural gas properties to Compass. Partially offsetting the gain were expenses incurred in connection with the acquisition of Eagle Ford and Haynesville properties, expenses related to various litigation and losses related to equipment sales.
Interest expense, net
The following table presents our interest expense, net for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2014	2013	Quarter to quarter change	2014	2013	Period to period change
Interest expense, net:
2018 Notes	$14,393	$14,368	$25	$28,780	$28,731	$49
2022 Notes	8,854	—	8,854	8,854	—	8,854
EXCO Resources Credit Agreement	5,096	3,559	1,537	13,021	9,273	3,748
Compass Production Partners Credit Agreement	604	691	(87)	1,210	1,013	197
Amortization of deferred financing costs	2,292	1,178	1,114	4,263	5,991	(1,728)
Capitalized interest	(5,465)	(4,738)	(727)	(10,255)	(9,817)	(438)
Other	194	47	147	259	106	153
Total interest expense, net	$25,968	$15,105	$10,863	$46,132	$35,297	$10,835
Interest expense, net for the three and six months ended June 30, 2014 increased from the same periods in 2013 primarily due to higher average outstanding indebtedness and a higher average interest rate attributable to the Term Loan and 2022 Notes. The increase was also due to the write-off of the $2.6 million unamortized discount on the Term Loan upon repayment in April 2014.
Derivative financial instruments
Our oil and natural gas derivative financial instruments resulted in a net loss of $14.7 million and a net gain of $55.2 million for the three months ended June 30, 2014 and 2013, respectively. Our oil and natural gas derivative financial instruments resulted in a net loss of $57.7 million and a net gain of $11.7 million for the six months ended June 30, 2014 and 2013, respectively. Based on the nature of our derivative contracts, increases in the related commodity price typically result in a decrease to the value of our derivatives contracts. The significant fluctuations demonstrate the high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.

The following table presents our natural gas prices, before and after the impact of the cash settlement of our derivative financial instruments:

	Three Months Ended June 30,			Six Months Ended June 30,
Average realized pricing:	2014	2013	Quarter to quarter change	2014	2013	Period to period change
Natural gas equivalent (Mcfe)	$5.25	$3.93	$1.32	$5.33	$3.65	$1.68
Cash (payments) settlements on derivative financial instruments, per Mcfe	(0.42)	0.02	(0.44)	(0.48)	0.22	(0.70)
Net price per Mcfe, including derivative financial instruments	$4.83	$3.95	$0.88	$4.85	$3.87	$0.98
Our total cash payments for the three months ended June 30, 2014 were $14.7 million, or $0.42 per Mcfe, compared to cash receipts of $0.8 million, or $0.02 per Mcfe, for the three months ended June 30, 2013. Our total cash payments for the six months ended June 30, 2014 were $34.5 million, or $0.48 per Mcfe, compared to cash receipts of $17.5 million, or $0.22 per Mcfe, for the six months ended June 30, 2013. As noted above, the significant fluctuations between settlements on our derivative financial instruments demonstrate the volatility in commodity prices.
Equity income (loss)
Equity income (loss) decreased by $11.8 million from income of $11.4 million for the three months ended June 30, 2013 to a loss of $0.4 million for the three months ended June 30, 2014. Equity income (loss) decreased by $23.4 million from income of $24.1 million for the six months ended June 30, 2013 to income of $0.7 million for the six months ended June 30, 2014. The decrease in equity income in 2014 was primarily due to the sale of our equity interest in TGGT on November 15, 2013.
Income taxes
Our effective income tax rate for the three and six months ended June 30, 2014 and 2013 was zero, primarily due to prior losses arising from ceiling test impairments which created deferred tax assets. These deferred tax assets have been fully reserved with valuation allowances. Our accumulated valuation allowance as of June 30, 2014 was approximately $888.1 million and can be used against future deferred financial income. We will continue to recognize deferred tax valuation allowances until the realization of deferred benefits becomes more likely than not. The effective income tax rates, excluding the impact of the valuation allowances, would have been 162.1% and 150.6% for the three and six months ended June 30, 2014, respectively, and 44.2% and 45.3% for the three and six months ended June 30, 2013, respectively. The effective tax rates, excluding the impact of the valuation allowance, differ from the statutory tax rates primarily due to permanent differences between carrying amounts for financial reporting purposes and the amounts used for income tax purposes.

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
Recent events affecting liquidity
During the six months ended June 30, 2014, we utilized the proceeds from the Rights Offering, sale of certain assets in the Permian Basin and cash flows from operations to reduce indebtedness under the EXCO Resources Credit Agreement by $387.9 million. On April 16, 2014, we completed a public offering of $500.0 million in aggregate principal amount of senior unsecured notes due April 15, 2022. We received net proceeds of approximately $490.0 million after offering fees and expenses. We used a portion of the net proceeds to repay the $297.8 million outstanding principal balance on the Term Loan and the remaining proceeds were used to reduce the outstanding indebtedness under the revolving commitment of the EXCO Resources Credit Agreement. Our borrowing base under the revolving commitment of the EXCO Resources Credit Agreement was reduced to $875.0 million in connection with the semi-annual borrowing base redetermination and the issuance of the 2022 Notes. As a result of these transactions, our liquidity improved from $224.6 million as of December 31, 2013 to $739.1 million as of June 30, 2014.
While we believe that our capital resources from existing cash balances, anticipated cash flow from operating activities and available borrowing capacity under the EXCO Resources Credit Agreement will be adequate to execute our corporate strategies and to meet debt service obligations, there are certain risks and uncertainties that could negatively impact our results of operations and financial condition. Significant reductions in our borrowing capacity as a result of a redetermination of our borrowing base could have an impact on our capital resources and liquidity. Accordingly, our ability to effectively manage our capital budget is critical to our financial condition, liquidity and results of operations.
The following table presents our liquidity as of June 30, 2014:

(in thousands)	June 30, 2014
EXCO Resources Credit Agreement	$182,492
2018 Notes (1)	750,000
2022 Notes	500,000
Total debt (2)	$1,432,492
Net debt	$1,379,026
Borrowing base	$875,000
Unused borrowing base (3)	$685,620
Cash (4) (5)	$53,466
Unused borrowing base plus cash	$739,086

(1)	Excludes unamortized discount of $6.6 million as of June 30, 2014.

(2)	Excludes our proportionate share of the debt related to Compass of $85.8 million as of June 30, 2014.

(3)	Net of $6.9 million in letters of credit as of June 30, 2014.

(4)	Includes restricted cash of $15.2 million as of June 30, 2014.

(5)	Excludes our proportionate share of cash related to Compass of $7.6 million as of June 30, 2014.
Credit agreements and long-term debt
As of June 30, 2014, our consolidated debt consisted of the EXCO Resources Credit Agreement, the 2018 Notes, the 2022 Notes and our 25.5% proportionate share of the Compass Production Partners Credit Agreement (see "Note 9. Debt" in the Notes to our Condensed Consolidated Financial Statements for a further description of each agreement). While our proportionate share of Compass's debt is consolidated, we are not a guarantor of the debt.
As of June 30, 2014, both EXCO and Compass were in compliance with the financial covenants contained in their respective credit agreements, which are presented in the following table. Management believes the following table contains important information related to our liquidity and compliance with the financial covenants of each agreement. However, the information is not complete and is qualified in its entirety by the terms of the EXCO Resources Credit Agreement and the Compass Production Partners Credit Agreement.

	June 30, 2014
(dollars in millions)	Borrowing base	Outstanding	Covenant type (1)	Required ratio (2)	Actual ratio
EXCO Resources:
EXCO Resources Credit Agreement	$875.0	$182.5	Current ratio	> 1.0	2.6
			Leverage ratio	< 4.5	3.3
Compass Production Partners:
Compass Production Partners Credit Agreement (3)	$400.0	$337.0	Current ratio	> 1.0	2.9
			Leverage ratio	< 4.5	3.4

(1)	As defined in the respective credit agreements.

(2)	Maximum leverage permitted or minimum coverage required per the respective credit agreement.

(3)	Our proportionate share of Compass's outstanding indebtedness was $85.8 million as of June 30, 2014.
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
Capital expenditures
For the six months ended June 30, 2014, our capital expenditures totaled $199.2 million, of which $158.4 million was related to drilling and development activities. Our development program during the six months ended June 30, 2014 focused on our properties in the Haynesville and Eagle Ford shales. In the Haynesville shale, we operated three drilling rigs focused on our core area in DeSoto Parish, Louisiana and two drilling rigs focused on the Shelby area of East Texas. Our development program in the Eagle Ford shale focused on our core area in Zavala County, Texas and ranged from three to five operated drilling rigs during the six months ended June 30, 2014. Our development program in the Eagle Ford shale also included limited drilling outside our core area as part of a farmout agreement.
In June 2014, our board of directors approved an increase to our capital budget of up to $80.0 million for the remainder of the year. This allows us the flexibility to modify our drilling program in the Haynesville and Eagle Ford shales if opportunities arise to maximize our returns or further evaluate other formations. We continue to evaluate industry trends, commodity prices, and internal operational and financial analyses to assess potential modifications to our drilling program. We remain focused on efficiently managing our capital expenditures as part of our development program. We will incorporate any additional development into our hedging strategy and may enter into additional derivative contracts to protect our return on investment. The additional development as a result of our ability to increase our capital expenditures would not result in significant production volumes until 2015 based on the timing of wells turned-to-sales.
The following table presents our capital expenditures for the six months ended June 30, 2014. These capital expenditures exclude Compass, which funded its capital expenditures through internally generated cash flows and its credit agreement.

Six Months Ended
(in thousands)	June 30, 2014
Capital expenditures:
Development capital expenditures	$158,443
Field operations, gathering and water pipelines	17,965
Lease purchases	3,211
Seismic	158
Corporate and other	19,386
Total	$199,163

Capital commitments
During 2013, we entered into a participation agreement ("Participation Agreement") with a joint venture partner in the Eagle Ford shale to mitigate the impact of development expenditures on our capital resources and liquidity. EXCO is required to offer to purchase our joint venture partner's working interest in wells drilled that have been on production for approximately one year. These offers will be made on a quarterly basis for groups of wells based on a price defined in the Participation Agreement, subject to specific well criteria and return hurdles. These acquisitions are expected to increase the borrowing base under the revolving commitment of the EXCO Resources Credit Agreement, and the acquisitions are expected to be funded with borrowings under the EXCO Resources Credit Agreement, cash flows from operations, or other financing arrangements.
As of June 30, 2014, we have spud 62 wells and turned-to-sales 29 wells since the inception of the Participation Agreement which are expected to be included within acquisitions in future periods. During the remainder of 2014, we expect to spud 23 wells which will be included in future acquisitions beginning in the fourth quarter of 2015. The timing of these acquisitions is dependent upon the date these wells are turned-to-sales and the downtime during the year preceding the offer process. Prior to the acquisitions in future periods, our average working interest in wells developed under this agreement is approximately 17% and our joint venture partner's average working interest is approximately 50%. The remaining working interest is held by other third-party owners and is not part of the acquisition program. Our average drilling and completion costs in the joint venture area are currently $6.8 million per well, of which our joint venture partner's share of these costs is approximately $3.4 million per well.

Historical sources and uses of funds

Our primary sources of cash for the six months ended June 30, 2014 were cash flows from operations and proceeds received from the Rights Offering, the issuance of the 2022 Notes and the sale of non-core assets. As a result of these sources of cash, we were able to significantly reduce our outstanding indebtedness under the EXCO Resources Credit Agreement.
Net increases (decreases) in cash are summarized as follows:

	Six Months Ended June 30,
(in thousands)	2014	2013
Net cash provided by operating activities	$268,122	$171,232
Net cash provided by (used in) investing activities	(124,943)	483,052
Net cash used in financing activities	(147,784)	(619,486)
Net increase (decrease) in cash	$(4,605)	$34,798
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
For the six months ended June 30, 2014, our net cash provided by operating activities was $268.1 million as compared to $171.2 million for the six months ended June 30, 2013. The increase is primarily attributable to higher revenues from our recently acquired assets in the Haynesville and Eagle Ford shales as well as an increase in commodity prices. In addition, the increase was due to changes in Accounts payable and other current liabilities which provided cash of $68.8 million for the six months ended June 30, 2014 as compared to $2.7 million of cash provided by operating activities for the six months ended June 30, 2013. The increase in Accounts payable and other current liabilities was primarily due to advance billings to other working interest owners for our drilling and completion activities in the Eagle Ford shale. This increase was partially offset by cash payments of $34.5 million on derivative contracts for the six months ended June 30, 2014 compared to cash receipts of $17.5 million for the same period in the prior year.
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

For the six months ended June 30, 2014, our net cash used in investing activities was $124.9 million primarily due to drilling and development activities in the Haynesville and Eagle Ford shales. This was partially offset by approximately $68.2 million of proceeds received from the sale of our interest in certain non-operated assets in the Permian Basin. For the six months ended June 30, 2013, our net cash provided by investing activities was $483.1 million primarily due to $574.8 million in proceeds as a result of the contribution of properties to Compass and the divestiture of certain properties for $37.9 million. This was partially offset by our proportionate share of Compass's acquisition of the shallow Cotton Valley assets from an affiliate of BG Group, plc ("BG Group").
Financing activities
For the six months ended June 30, 2014, our net cash used in financing activities was $147.8 million primarily due to $879.9 million in payments of outstanding indebtedness under the EXCO Resources Credit Agreement, $27.1 million of dividend payments and $10.1 million of deferred financing costs primarily related to issuance of the 2022 Notes. This was offset by $500.0 million of gross proceeds received from issuance of the 2022 Notes and approximately $272.9 million of gross proceeds received from the Rights Offering. For the six months ended June 30, 2013, our net cash used in financing activities was $619.5 million primarily due to $633.3 million in payments of outstanding indebtedness under the EXCO Resources Credit Agreement and $21.5 million of dividend payments. This was partially offset by the additional borrowings of Compass to fund the acquisition of shallow Cotton Valley assets from an affiliate of BG Group.
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
Our derivative financial instruments are comprised of oil and natural gas swaps, basis swaps and call option contracts. As of June 30, 2014, we had derivative financial instruments in place for the volumes and prices shown below:

(in thousands, except prices)	NYMEX gas volume - Mmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Bbls	Weighted average contract price per Bbl
Swaps:
Q3 2014	21,185	$4.22	414	$95.03
Q4 2014	21,186	4.22	415	95.03
2015	28,287	4.31	976	93.19
Basis Swaps:
Q3 2014	—	—	46	6.03
Q4 2014	—	—	46	6.03
2015	—	—	91	6.10
Call options:
Q3 2014	5,060	4.29	92	100.00
Q4 2014	5,060	4.29	92	100.00
2015	20,075	4.29	365	100.00
We proportionately consolidate the derivative financial instruments entered into by Compass; however the contracts of Compass involve separate master netting agreements with their counterparties. As of June 30, 2014, our proportionate share of Compass's natural gas derivative swap contracts included approximately 2,811 Mmmbtu at an average price of $4.15 during 2014. Our proportionate share of Compass's oil derivative swap contracts included approximately 47 Mbbls at an average price of $91.87 during 2014 and approximately 64 Mbbls at an average price of $94.98 during 2015.
Compass had derivative financial instruments that covered approximately 68% and 69% of production volumes during the three and six months ended June 30, 2014, respectively. Excluding our proportionate share of Compass's derivative financial instruments, we had derivative financial instruments that covered approximately 67% of production volumes during both the three and six months ended June 30, 2014.

See further details on our derivative financial instruments in "Note 7. Derivative financial instruments" and "Note 8. Fair value measurements" in the Notes to our Condensed Consolidated Financial Statements.
Off-balance sheet arrangements
As of June 30, 2014, we had no arrangements or any guarantees of off-balance sheet debt to third parties.
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
Our most significant market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas as well as local and regional differentials. Pricing for oil and natural gas production is volatile.
Our use of derivative financial instruments could have the effect of reducing our revenues and the value of our securities. For the six months ended June 30, 2014, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $47.8 million. The ultimate settlement amount of our outstanding derivative financial instrument contracts is dependent on future commodity prices. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
Interest rate risk

At June 30, 2014, our exposure to interest rate changes related primarily to borrowings under the EXCO Resources Credit Agreement and the Compass Production Partners Credit Agreement. The interest rate per annum on the 2018 Notes is fixed at 7.5% and the interest rate per annum on the 2022 Notes is fixed at 8.5%. Interest is payable on borrowings under the EXCO Resources Credit Agreement and Compass Production Partners Credit Agreement based on a floating rate as more fully described in "Note 9. Debt" in the Notes to our Condensed Consolidated Financial Statements. At June 30, 2014, we had approximately $182.5 million in outstanding borrowings under the EXCO Resources Credit Agreement and $85.8 million of our proportionate share of outstanding borrowings under the Compass Production Partners Credit Agreement. A 1% change in interest rates (100 bps) based on the variable borrowings as of June 30, 2014 would result in an increase or decrease in our interest expense of approximately $2.7 million per year. The interest we pay on these borrowings is set periodically based upon market rates.

Item 4.     Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Exchange Act, EXCO's management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that EXCO's disclosure controls and procedures were effective as of June 30, 2014 to ensure that information that is required to be disclosed by EXCO in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to EXCO's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in EXCO's internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, EXCO's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are periodically a party to various litigation matters. We do not believe that any resulting liability from existing legal proceedings, individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases of common shares
The following table details our repurchase of common shares for the three months ended June 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1, 2014 - April 30, 2014	—	$—	—	$192.5
May 1, 2014 - May 31, 2014	—	—	—	192.5
June 1, 2014 - June 30, 2014	—	—	—	192.5
Total	—	$—	—

(1)	On July 19, 2010, we announced a $200.0 million share repurchase program.

Item 6.	Exhibits

See “Index to Exhibits” for a description of our exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC.
(Registrant)

Date:	July 30, 2014	/s/ Harold L. Hickey
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

4.11	Fourth Supplemental Indenture, dated May 12, 2014, by and among EXCO Resources, Inc., EXCO Land Company, LLC and Wilmington Trust Company, as trustee, filed herewith.

10.1
Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.2
Form of Incentive Stock Option Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.3
Form of Nonqualified Stock Option Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.4
Form of Restricted Stock Award Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 4, 2011 and filed on August 10, 2011 and incorporated by reference herein.*

10.5
Form of Performance-Based Restricted Stock Unit Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated June 30, 2014 and filed on July 3, 2014 and incorporated by reference herein.*

10.6
Fourth Amended and Restated EXCO Resources, Inc. Severance Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 16, 2011 and filed on March 22, 2011 and incorporated by reference herein.*

10.7
Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.8
Amendment Number One to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2009 filed February 24, 2010 and incorporated by reference herein.*

10.9
Amendment Number Two to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., effective as of May 22, 2014, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 22, 2014 and filed on May 29, 2014 and incorporated by reference herein.*

10.10
Letter Agreement, dated March 28, 2007, with OCM Principal Opportunities Fund IV, L.P. and OCM EXCO Holdings, LLC, filed as an Exhibit to EXCO’s Form 8-K (File No. 001-32743), dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

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

10.14	Form of Restricted Stock Award Agreement, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013 filed on August 7, 2013 and incorporated by reference herein.*

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

10.28
Letter Agreement, dated November 5, 2012, by and among EXCO Resources, Inc., EXCO Operating Company, LP, Harbinger Group Inc. and HGI Energy Holdings, LLC, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated November 5, 2012 and filed on November 9, 2012 and incorporated by reference herein.

10.29
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

10.31	EXCO Resources, Inc. 2013 Management Incentive Plan, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated February 28, 2013 and filed on March 6, 2013 and incorporated by reference herein.*

10.32
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

10.34
Amended and Restated Credit Agreement, dated as of July 31, 2013, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO's Form 8-K, dated as of August 19, 2013 and filed on August 23, 2013 and incorporated by reference herein.

10.35
First Amendment to Amended and Restated Credit Agreement, dated as of August 28, 2013, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO's Form 8-K, dated as of August 28, 2013 and filed on September 4, 2013 and incorporated by reference herein.

10.36
Second Amendment to Amended and Restated Credit Agreement, dated as of July 14, 2014, by and among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO's Form 8-K, dated as of July 14, 2014 and filed on July 18, 2014 and incorporated by reference herein.

10.37
Participation Agreement, dated July 31, 2013, among Admiral A Holding L.P., Admiral B Holding L.P. and EXCO Operating Company, LP, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013 filed on August 7, 2013 and incorporated by reference herein.

10.38	Amendment No. 1 to Participation Agreement, dated April 17, 2014, among EXCO Operating Company, LP, Admiral A Holding L.P. and Admiral B Holding L.P., filed herewith.

10.39	Form of Director Indemnification Agreement, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 10, 2010 and filed on November 12, 2010 and incorporated by reference herein.

10.40
MVC Letter Agreement, dated November 15, 2013, among BG US Production Company, LLC, BG US Gathering Company, LLC, EXCO Operating Company, LP, Azure Midstream Energy LLC (formerly known as TGGT Holdings, LLC) and TGG Pipeline, Ltd, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 15, 2013 and filed on November 21, 2013 and incorporated by reference herein.

10.41
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

10.42
Exercise Commitment Letter, dated November 22, 2013, by and among EXCO Resources, Inc. and Hamblin Watsa Investment Counsel Ltd, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 22, 2013 and filed on November 25, 2013 and incorporated by reference herein.

10.43
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

10.44
Investment Agreement, dated December 17, 2013, by and between Hamblin Watsa Investment Counsel Ltd., as representative of several investors, and EXCO Resources, Inc., filed as an Exhibit to EXCO’s Registration Statement on Form S-3 dated December 17, 2013 and filed on December 17, 2013 and incorporated by reference herein.

10.45
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

10.47
Bonus and Retention Agreement, dated January 17, 2014, by and between Harold L. Hickey and EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated January 17, 2014 and filed on January 24, 2014 and incorporated by reference herein.*

10.48
Bonus and Retention Agreement, dated January 17, 2014, by and between Mark F. Mulhern and EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated January 17, 2014 and filed on January 24, 2014 and incorporated by reference herein.*

10.49
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

10.50	EXCO Resources, Inc. 2014 Management Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 21, 2014 and filed on April 25, 2014 and incorporated by reference herein.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer of EXCO Resources, Inc., filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	These exhibits are management contracts.