Form 10-Q
period 2014-09-30
EXCO RESOURCES INC
filed 2014-10-29
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

The number of shares of common stock, par value $0.001 per share, outstanding as of October 23, 2014 was 273,783,402.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,950	$50,483
Restricted cash	21,959	20,570
Accounts receivable, net:
Oil and natural gas	88,958	128,352
Joint interest	58,167	70,759
Other	6,027	18,022
Derivative financial instruments	19,230	8,226
Inventory and other	6,586	9,442
Total current assets	248,877	305,854
Equity investments	56,361	57,562
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	354,225	425,307
Proved developed and undeveloped oil and natural gas properties	3,870,486	3,554,210
Accumulated depletion	(2,380,540)	(2,183,464)
Oil and natural gas properties, net	1,844,171	1,796,053
Gathering assets	33,884	33,473
Accumulated depreciation and amortization	(11,617)	(10,338)
Gathering assets, net	22,267	23,135
Office, field and other equipment, net	25,535	27,204
Deferred financing costs, net	33,166	28,807
Derivative financial instruments	8,813	6,829
Goodwill	163,155	163,155
Other assets	27	29
Total assets	$2,402,372	$2,408,628

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)	September 30, 2014	December 31, 2013
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$120,358	$109,217
Revenues and royalties payable	168,331	154,862
Drilling advances	51,547	22,971
Accrued interest payable	22,836	18,144
Current portion of asset retirement obligations	216	191
Income taxes payable	—	—
Derivative financial instruments	9,297	11,919
Current maturities of long-term debt	—	31,866
Total current liabilities	372,585	349,170
Long-term debt	1,549,439	1,858,912
Deferred income taxes	—	—
Derivative financial instruments	7,987	9,671
Asset retirement obligations and other long-term liabilities	45,319	42,970
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $0.001 par value; 350,000,000 authorized shares; 274,324,023 shares issued and 273,784,802 shares outstanding at September 30, 2014; 218,783,540 shares issued and 218,244,319 shares outstanding at December 31, 2013	270	215
Subscription rights, $0.001 par value; none issued and outstanding at September 30, 2014; 54,574,734 issued and outstanding at December 31, 2013	—	55
Additional paid-in capital	3,500,488	3,219,748
Accumulated deficit	(3,066,237)	(3,064,634)
Treasury stock, at cost; 539,221 shares at September 30, 2014 and December 31, 2013	(7,479)	(7,479)
Total shareholders’ equity	427,042	147,905
Total liabilities and shareholders’ equity	$2,402,372	$2,408,628

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Revenues:
Oil	$50,746	$39,297	$159,131	$52,155
Natural gas	98,595	124,319	367,747	395,462
Natural gas liquids	1,701	1,698	5,602	6,252
Total revenues	151,042	165,314	532,480	453,869
Costs and expenses:
Oil and natural gas operating costs	14,099	17,187	48,713	42,706
Production and ad valorem taxes	7,978	6,074	22,951	15,303
Gathering and transportation	25,822	26,665	76,473	74,549
Depletion, depreciation and amortization	64,913	74,499	201,441	163,195
Impairment of oil and natural gas properties	—	—	—	10,707
Accretion of discount on asset retirement obligations	709	619	2,085	1,865
General and administrative	14,059	21,937	50,901	66,495
(Gain) loss on divestitures and other operating items	663	2,739	6,382	(179,503)
Total costs and expenses	128,243	149,720	408,946	195,317
Operating income	22,799	15,594	123,534	258,552
Other income (expense):
Interest expense, net	(23,974)	(36,474)	(70,106)	(71,771)
Gain (loss) on derivative financial instruments	42,844	7,443	(14,896)	19,175
Other income	53	94	176	340
Equity income (loss)	(153)	(85,308)	548	(61,229)
Total other income (expense)	18,770	(114,245)	(84,278)	(113,485)
Income (loss) before income taxes	41,569	(98,651)	39,256	145,067
Income tax expense	—	—	—	—
Net income (loss)	$41,569	$(98,651)	$39,256	$145,067
Earnings (loss) per common share:
Basic:
Net income (loss)	$0.15	$(0.46)	$0.15	$0.68
Weighted average common shares outstanding	270,631	215,056	267,316	214,877
Diluted:
Net income (loss)	$0.15	$(0.46)	$0.15	$0.67
Weighted average common shares and common share equivalents outstanding	272,066	215,056	267,690	215,195

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2014	2013
Operating Activities:
Net income	$39,256	$145,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	201,441	163,195
Share-based compensation expense	4,370	9,493
Accretion of discount on asset retirement obligations	2,085	1,865
Impairment of oil and natural gas properties	—	10,707
(Income) loss from equity method investments	(548)	61,229
(Gain) loss on derivative financial instruments	14,896	(19,175)
Cash settlements (payments) of derivative financial instruments	(32,187)	28,416
Amortization of deferred financing costs and discount on debt issuance	9,891	22,440
Gain on divestitures and other non-operating items	(8)	(186,466)
Effect of changes in:
Accounts receivable	60,201	(32,121)
Other current assets	(1,135)	4,879
Accounts payable and other current liabilities	60,103	13,842
Net cash provided by operating activities	358,365	223,371
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment	(297,736)	(180,603)
Property acquisitions	(12,987)	(1,007,362)
Proceeds from disposition of property and equipment	76,536	745,733
Restricted cash	(1,389)	33,948
Net changes in advances to joint ventures	(3,181)	10,055
Equity method investments	1,749	(363)
Net cash used in investing activities	(237,008)	(398,592)
Financing Activities:
Borrowings under credit agreements	40,000	1,004,523
Repayments under credit agreements	(884,970)	(777,470)
Proceeds received from issuance of 2022 Notes	500,000	—
Proceeds from issuance of common stock, net	271,760	1,712
Payment of common stock dividends	(40,604)	(32,237)
Deferred financing costs and other	(10,076)	(33,458)
Net cash provided by (used in) financing activities	(123,890)	163,070
Net decrease in cash	(2,533)	(12,151)
Cash at beginning of period	50,483	45,644
Cash at end of period	$47,950	$33,493
Supplemental Cash Flow Information:
Cash interest payments	$69,257	$74,949
Income tax payments	—	—
Supplemental non-cash investing and financing activities:
Capitalized share-based compensation	$4,432	$5,533
Capitalized interest	15,410	15,264
Issuance of common stock for director services	185	65
Accrued restricted stock dividends	255	349
Debt assumed upon formation of Compass, net	—	58,613

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Subscription Rights		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	218,126	$215	—	$—	(539)	$(7,479)	$3,200,067	$(3,043,410)	$149,393
Issuance of common stock	227	—	—	—	—	—	1,777	—	1,777
Share-based compensation	—	—	—	—	—	—	14,998	—	14,998
Restricted stock issued, net of cancellations	807	1	—	—	—	—	—	—	1
Common stock dividends	—	—	—	—	—	—	—	(32,586)	(32,586)
Net income	—	—	—	—	—	—	—	145,067	145,067
Balance at September 30, 2013	219,160	$216	—	$—	(539)	$(7,479)	$3,216,842	$(2,930,929)	$278,650
Balance at December 31, 2013	218,783	$215	54,575	$55	(539)	$(7,479)	$3,219,748	$(3,064,634)	$147,905
Issuance of common stock	54,582	55	(54,575)	(55)	—	—	271,945	—	271,945
Share-based compensation	—	—	—	—	—	—	8,795	—	8,795
Restricted stock issued, net of cancellations	959	—	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	—	(40,859)	(40,859)
Net income	—	—	—	—	—	—	—	39,256	39,256
Balance at September 30, 2014	274,324	$270	—	$—	(539)	$(7,479)	$3,500,488	$(3,066,237)	$427,042

See accompanying notes.

EXCO RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Organization and basis of presentation

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “EXCO,” “EXCO Resources,” “Company,” “we,” “us,” and “our” are to EXCO Resources, Inc. and its consolidated subsidiaries.
We are an independent oil and natural gas company engaged in the exploration, exploitation, acquisition, development and production of onshore U.S. oil and natural gas properties with a focus on shale resource plays. Our principal operations are conducted in certain key U.S. oil and natural gas areas including Texas, Louisiana and the Appalachia region. The following is a brief discussion of our producing regions and Compass Production Partners, LP.

•East Texas/North Louisiana
The East Texas/North Louisiana region is primarily comprised of our Haynesville and Bossier shale assets. We have a joint venture with BG Group, plc ("BG Group") covering an undivided 50% interest in certain Haynesville/Bossier shale assets in East Texas and North Louisiana. BG Group’s right to participate in our acquisition of oil and natural gas properties within an area of mutual interest in the East Texas/North Louisiana region expired in August 2014. We serve as the operator for most of our properties in the East Texas/North Louisiana region.

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

•Compass Production Partners, LP
We have a joint venture with Harbinger Group Inc. ("HGI") in which we own a 25.5% economic interest in shallow conventional assets in East Texas and North Louisiana and shallow Canyon Sand and other assets in the Permian Basin ("Compass Production Partners" or "Compass"). We report our interest in Compass using proportional consolidation. On October 6, 2014, we entered into an agreement to sell our 25.5% economic interest in Compass to HGI. For further discussion of this transaction, see "Note 15. Subsequent event".
The accompanying Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013 are for EXCO and its subsidiaries. The condensed consolidated financial statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain reclassifications have been made to prior period information to conform to current period presentation.
We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in the opinion of management, such financial statements reflect all adjustments necessary to fairly present the consolidated financial position of EXCO at September 30, 2014 and its results of operations and cash flows for the periods presented. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes included in EXCO's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 26, 2014 ("2013 Form 10-K").
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
Recent accounting pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. ASU 2014-08 also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 retained the scope exception for oil and natural gas properties accounted for under the full-cost method and therefore we do not believe the update will have a significant impact on our consolidated financial condition and results of operations. ASU 2014-08 is effective prospectively to all periods beginning after December 15, 2014. We will apply the guidance prospectively to disposal activity, when applicable, occurring after the effective date of ASU 2014-08.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The FASB and the International Accounting Standards Board ("IASB") jointly issued this comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under currently applicable guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. We are currently assessing the potential impact of ASU 2014-09 on our consolidated financial condition and results of operations.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. We do not expect our adoption of ASU 2014-15 to have an impact on our consolidated financial condition and results of operations.

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

4.Asset retirement obligations

The following is a reconciliation of our asset retirement obligations for the nine months ended September 30, 2014:

(in thousands)
Asset retirement obligations at beginning of period	$42,954
Activity during the period:
Liabilities incurred during the period	433
Liabilities settled during the period	(30)
Adjustment to liability due to acquisitions	107
Adjustment to liability due to divestitures	(14)
Accretion of discount	2,085
Asset retirement obligations at end of period	45,535
Less current portion	216
Long-term portion	$45,319
Our asset retirement obligations are determined using discounted cash flow methodologies based on inputs and assumptions developed by management. We do not have any assets that are legally restricted for purposes of settling asset retirement obligations.

5.Oil and natural gas properties

The accounting for, and disclosure of, oil and natural gas producing activities requires that we choose between two GAAP alternatives: the full cost method or the successful efforts method. We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs of oil and natural gas properties. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and natural gas properties, properties under development, and major development projects, collectively totaled $354.2 million and $425.3 million as of September 30, 2014 and December 31, 2013, respectively, and are not subject to depletion. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment or the need to transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. The majority of our undeveloped properties are held-by-production, which reduces the risk of impairment as a result of lease expirations. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. There were no impairments of unproved properties during the nine months ended September 30, 2014 and 2013.
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
The ceiling test is computed using the simple average spot price for the trailing 12 month period using the first day of each month. For the 12 months ended September 30, 2014, the trailing 12 month reference prices were $4.24 per Mmbtu for natural gas at Henry Hub ("HH") and $99.08 per Bbl of oil for West Texas Intermediate ("WTI") at Cushing, Oklahoma. The price used for NGLs was $42.45 per Bbl and was based on the trailing 12 month average of realized prices. Each of the reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. Under full cost accounting rules, any ceiling test impairments of oil and natural gas properties may not be reversed in subsequent periods. Since we do not designate our derivative financial instruments as hedging instruments, we are not allowed to use the impact of the derivative financial instruments in our ceiling test computations.
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
We did not recognize an impairment to our proved oil and natural gas properties for the three and nine months ended September 30, 2014. We did not recognize an impairment to our proved oil and natural gas properties for the three months ended September 30, 2013 and recognized an impairment of $10.7 million for the nine months ended September 30, 2013 primarily due to low natural gas prices for the trailing twelve month period at the end of the first quarter of 2013.

6.Earnings per share

The following table presents the basic and diluted earnings (loss) per share computations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Basic net income (loss) per common share:
Net income (loss)	$41,569	$(98,651)	$39,256	$145,067
Weighted average common shares outstanding	270,631	215,056	267,316	214,877
Net income (loss) per basic common share	$0.15	$(0.46)	$0.15	$0.68
Diluted net income (loss) per common share:
Net income (loss)	$41,569	$(98,651)	$39,256	$145,067
Weighted average common shares outstanding	270,631	215,056	267,316	214,877
Dilutive effect of:
Stock options	—	—	—	8
Restricted shares	1,435	—	374	310
Weighted average common shares and common share equivalents outstanding	272,066	215,056	267,690	215,195
Net income (loss) per diluted common share	$0.15	$(0.46)	$0.15	$0.67
Diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 is computed in the same manner as basic earnings per share after assuming the issuance of common stock for all potentially dilutive common stock equivalents, which include both stock options and restricted stock awards, whether exercisable or not. The computation of diluted earnings per share excluded 13,122,425 and 17,478,476 antidilutive share equivalents for the three months ended September 30, 2014 and 2013, respectively, and 13,668,594 and 16,884,896 antidilutive share equivalents for the nine months ended September 30, 2014 and 2013, respectively. The antidilutive share equivalents primarily consisted of out-of-the-money stock options for the three months ended September 30, 2014 and the nine months ended September 30, 2014 and 2013.

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
Fair Value of Derivative Financial Instruments

(in thousands)	September 30, 2014	December 31, 2013
Derivative financial instruments - Current assets	$19,230	$8,226
Derivative financial instruments - Long-term assets	8,813	6,829
Derivative financial instruments - Current liabilities	(9,297)	(11,919)
Derivative financial instruments - Long-term liabilities	(7,987)	(9,671)
Net derivative financial instruments	$10,759	$(6,535)
Effect of Derivative Financial Instruments

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Gain (loss) on derivative financial instruments	$42,844	$7,443	$(14,896)	$19,175
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
Our oil and natural gas derivative instruments are comprised of the following instruments:
Swaps: These contracts allow us to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity.
Basis swaps: These contracts allow us to receive a fixed price differential between market indices for oil prices based on the delivery point. Our oil basis swaps typically have a positive differential to NYMEX WTI oil prices.
Call options: These contracts give our trading counterparties the right, but not the obligation, to buy an agreed quantity of oil or natural gas from us at a certain time and price in the future. At the time of settlement, if the market price exceeds the fixed price of the call option, we pay the counterparty the excess. If the market price settles below the fixed price of the call option, no payment is due from either party. In exchange for selling this option, we received upfront proceeds which we used to obtain a higher fixed price on our swaps.  These transactions were conducted contemporaneously with a single counterparty and resulted in a net cashless transaction.
Three-way collars: A three-way collar is a combination of options including a sold call, a purchased put and a sold put. These contracts allow us to participate in the upside of commodity prices to the ceiling of the call option and provide us with partial downside protection through the combination of the put options. If the market price is below the strike price of the purchased put at the time of settlement then the counterparty pays us the excess, unless the market price falls below the strike price of the sold put at which point the counterparty pays us the difference between the strike prices of the purchased put and sold put. If the market price is above the strike price of the sold call at the time of settlement, we pay the counterparty the excess. These transactions were conducted contemporaneously with a single counterparty and resulted in a net cashless transaction.

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
The following table presents the volumes and fair value of our oil and natural gas derivative financial instruments (including our 25.5% proportionate interest in Compass's derivative financial instruments) as of September 30, 2014:

(in thousands, except prices)	Volume Mmbtu/Bbl	Weighted average strike price per Mmbtu/Bbl	Fair value at September 30, 2014
Natural gas:
Swaps:
Remainder of 2014	21,185	$4.22	$2,674
2015	40,167	4.22	8,628
Call options:
Remainder of 2014	5,060	4.29	(537)
2015	20,075	4.29	(5,217)
Three-way collars:
2015	16,425		(738)
Sold call		4.45
Purchased put		3.81
Sold put		3.31
2016	10,980		(259)
Sold call		4.80
Purchased put		3.90
Sold put		3.40
Total natural gas			$4,551
Oil:
Swaps:
Remainder of 2014	414	$95.03	$1,863
2015	976	93.19	4,460
Basis swaps:
Remainder of 2014	46	6.03	140
2015	91	6.10	284
Call options:
Remainder of 2014	92	100.00	(28)
2015	365	100.00	(511)
Total oil			$6,208
Total oil and natural gas derivative financial instruments			$10,759
At December 31, 2013, we had outstanding swap and call option contracts covering 112,348 Mmmbtu and 40,150 Mmmbtu, respectively, of natural gas and we had outstanding swap, basis swap and call option contracts covering 2,192 Mbbls, 274 Mbbls and 730 Mbbls, respectively, of oil.
At September 30, 2014, the average forward NYMEX WTI oil prices per Bbl for the remainder of 2014 and calendar year 2015 were $90.72, and $88.08, respectively, the average forward NYMEX Louisiana Light Sweet ("LLS") oil prices per Bbl for the remainder of 2014 and calendar year 2015 were $93.76, and $91.04, respectively, and the average forward NYMEX HH natural gas prices per Mmbtu for the remainder of 2014 and calendar years 2015 and 2016 were $4.16, $4.00 and $4.08, respectively.

As of September 30, 2014, our proportionate share of Compass's derivative swap contracts covered 1,405 Mmmbtu of natural gas for the remainder of 2014 and 929 Mmmbtu of natural gas during 2015 at an average price of $4.15 and $3.98, respectively. As of September 30, 2014 our proportionate share of Compass's derivative swap contracts covered 23 Mbbls of oil for the remainder of 2014 and 64 Mbbls of oil during 2015 at an average price of $91.87 and $94.98, respectively.
Our derivative financial instruments covered approximately 72% and 60% of production volumes for the three months ended September 30, 2014 and 2013, respectively, and 68% and 55% for the nine months ended September 30, 2014 and 2013, respectively.

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
Fair value of derivative financial instruments
The fair value of our derivative financial instruments may be different from the settlement value based on company-specific inputs, such as credit rating, futures markets and forward curves, and readily available buyers or sellers. During the nine months ended September 30, 2014 and 2013 there were no changes in the fair value level classifications. The following table presents a summary of the estimated fair value of our derivative financial instruments as of September 30, 2014 and December 31, 2013.

	September 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$10,759	$—	$10,759
	December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$(6,535)	$—	$(6,535)
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
The valuation of our commodity price derivatives, represented by oil and natural gas swaps, basis swaps, call option and three-way collar contracts, is discussed below.
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
Natural gas derivatives. Our natural gas derivatives are swap, three-way collar and call option contracts for notional Mmbtus of natural gas at posted price indexes, including NYMEX HH swap and option contracts. The asset and liability values attributable to our natural gas derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH for natural gas swaps, (iii) the applicable credit-adjusted risk-free rate curve, as described above and (iv) the implied rate of volatility inherent in the option contracts. The implied rates of volatility were determined based on average HH natural gas prices.
See further details on the fair value of our derivative financial instruments in “Note 7. Derivative financial instruments”.
Fair value of other financial instruments
Our financial instruments include cash and cash equivalents, accounts receivable and payable and accrued liabilities.  The carrying amount of these instruments approximates fair value because of their short-term nature.
The carrying values of our borrowings under the revolving commitment of the EXCO Resources Credit Agreement and Compass's credit agreement ("Compass Production Partners Credit Agreement") approximate fair value, as these are subject to short-term floating interest rates that approximate the rates available to us for those periods.
The estimated fair values of our 7.5% senior unsecured notes due September 15, 2018 ("2018 Notes"), our 8.5% senior unsecured notes due April 15, 2022 ("2022 Notes") and the term loan under the EXCO Resources Credit Agreement ("Term Loan") are presented below.  The estimated fair values of the 2018 Notes, 2022 Notes and Term Loan have been calculated based on market quotes.

	September 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$730,500	$—	$—	$730,500
2022 Notes	479,375	—	—	479,375
	December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$714,000	$—	$—	$714,000
Term Loan	298,500	—	—	298,500

9.Debt

Our total debt is summarized as follows:

(in thousands)	September 30, 2014	December 31, 2013
Revolving commitment under EXCO Resources Credit Agreement	$222,492	$763,866
Term Loan under EXCO Resources Credit Agreement	—	298,500
Unamortized discount on Term Loan	—	(2,780)
2018 Notes	750,000	750,000
Unamortized discount on 2018 Notes	(6,299)	(7,293)
2022 Notes	500,000	—
Total debt excluding Compass Production Partners	1,466,193	1,802,293
Compass Production Partners Credit Agreement	83,246	88,485
Total debt	1,549,439	1,890,778
Less amounts due within one year	—	31,866
Total debt after one year	$1,549,439	$1,858,912
Terms and conditions of our debt obligations as of September 30, 2014 are discussed below.

EXCO Resources Credit Agreement
As of September 30, 2014, the EXCO Resources Credit Agreement had $222.5 million of outstanding indebtedness, $875.0 million of available borrowing base and $645.9 million of unused borrowing base, net of letters of credit. The maturity date of the EXCO Resources Credit Agreement is July 31, 2018.
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
As of September 30, 2014, our borrowing base under the revolving commitment of the EXCO Resources Credit Agreement was $875.0 million. On October 21, 2014, we amended the EXCO Resources Credit Agreement which increased our borrowing base to $900.0 million. Subsequent redeterminations will occur semi-annually with us and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. The interest rate grid for the revolving commitment under the EXCO Resources Credit Agreement ranges from LIBOR plus 175 bps to 275 bps (or alternate base rate ("ABR") plus 75 bps to 175 bps), depending on our borrowing base usage. On September 30, 2014, the one month LIBOR was 0.2%, which resulted in an interest rate of approximately 2.2% on the revolving commitment.
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
As of September 30, 2014, we were in compliance with the financial covenants contained in the EXCO Resources Credit Agreement, which require that we:

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
As of September 30, 2014, $750.0 million in principal was outstanding on the 2018 Notes. The unamortized discount on the 2018 Notes at September 30, 2014 was $6.3 million. Interest accrues at 7.5% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year.
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
2022 Notes
On April 16, 2014, we completed a public offering of $500.0 million in aggregate principal amount of senior unsecured notes due April 15, 2022. We received net proceeds of approximately $490.0 million after offering fees and expenses. The 2022 Notes were issued at 100.0% of the principal amount and bear interest at a rate of 8.5% per annum, payable in arrears on April 15 and October 15 of each year. We used a portion of the net proceeds from the 2022 Notes offering to repay the $297.8 million outstanding principal balance on the Term Loan and the remaining proceeds were used to reduce outstanding indebtedness under the revolving commitment of the EXCO Resources Credit Agreement.
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
Compass Production Partners Credit Agreement
As of September 30, 2014, the Compass Production Partners Credit Agreement had a borrowing base of $400.0 million. The borrowing base is redetermined semi-annually, with Compass and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. In October 2014, the borrowing base of $400.0 million was reaffirmed as a result of the semi-annual redetermination. The Compass Production Partners Credit Agreement matures on February 14, 2018.
Borrowings under the Compass Production Partners Credit Agreement are secured by properties owned by Compass and we do not guarantee Compass's debt. Compass is not a guarantor of the EXCO Resources Credit Agreement, the 2018 Notes or the 2022 Notes. As of September 30, 2014, $327.0 million was drawn under the Compass Production Partners Credit Agreement, and our proportionate share of the obligation was $83.2 million. The interest rate grid ranges from LIBOR plus 175 bps to 275 bps (or ABR plus 75 bps to 175 bps), depending on the percentages of drawn balances to the borrowing base as defined in the agreement. On September 30, 2014, the interest rate on the outstanding borrowings was approximately 2.7%.
As of September 30, 2014, Compass was in compliance with the financial covenants contained in the Compass Production Partners Credit Agreement, which require that it:

•	maintain a consolidated current ratio (as defined in the Compass Production Partners Credit Agreement) of at least 1.0 to 1.0 as of the end of any fiscal quarter; and

•
not permit the ratio of consolidated funded indebtedness to consolidated EBITDAX (as defined in the Compass Production Partners Credit Agreement) to be greater than 4.5 to 1.0 at the end of any fiscal quarter.

The foregoing descriptions are not complete and are qualified in their entirety by the EXCO Resources Credit Agreement, the indentures governing the 2018 Notes and 2022 Notes, and the Compass Production Partners Credit Agreement.

10.Dividends

On September 11, 2014, our board of directors approved a cash dividend of $0.05 per share for the third quarter of 2014. The total cash dividend was $13.7 million, of which $13.5 million was paid on September 30, 2014 to holders of record as of September 22, 2014 and the remainder was accrued to be paid to holders of restricted shares upon vesting. Total dividends paid to our shareholders for the nine months ended September 30, 2014 were $40.6 million.
The declaration of any future dividends, as well as the establishment of record and payment dates, is subject to the review and approval of our board of directors. Furthermore, any future declaration of dividends is subject to limitations under the EXCO Resources Credit Agreement, the indenture governing the 2018 Notes and the indenture governing the 2022 Notes.

11.Income taxes

We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. We have accumulated financial deferred tax assets primarily due to losses arising from impairments to the carrying value of our oil and natural gas properties that are subject to valuation allowances. Our valuation allowances decreased $16.8 million for the nine months ended September 30, 2014. As a result of cumulative financial operating losses, we have recognized net valuation allowances of approximately $874.8 million which have fully offset our deferred tax assets as of September 30, 2014. The valuation allowances will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized. The valuation allowances do not impact future utilization of the underlying tax attributes.

12.Related party transactions

OPCO serves as the operator of our wells in the Appalachia JV and we advance funds to OPCO on an as needed basis. OPCO may distribute any excess cash equally between us and BG Group when its operating cash flows are sufficient to meet its capital requirements. There are service agreements between us and OPCO whereby we provide administrative and technical services for which we are reimbursed. For the three and nine months ended September 30, 2014 and 2013, these transactions included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Advances to OPCO	$—	$3,980	$—	$25,890
Amounts received from OPCO	24,660	12,006	45,631	31,981

As of September 30, 2014 and December 31, 2013, the amounts owed were as follows:

(in thousands)	September 30, 2014	December 31, 2013
Amounts due to EXCO (1)	$3,020	$2,283
Amounts due from EXCO (1)	1,591	—

(1)
OPCO is the operator of our wells in the Appalachia JV and we advance funds to OPCO on an as needed basis, which are recorded in "Other current assets" on our Condensed Consolidated Balance Sheets. Any amounts we owe to OPCO are netted against the advance until the advances are utilized. If the advances are fully utilized, we record amounts owed in "Accounts payable and accrued liabilities" on our Condensed Consolidated Balance Sheets.

Other related party transactions
Investment accounts managed by Invesco Advisers, Inc. were lenders under the Term Loan of the EXCO Resources Credit Agreement. Invesco Advisers, Inc. is an indirect owner of WL Ross & Co. LLC ("WL Ross"). Wilbur L. Ross, Jr., the Chairman and Chief Executive Officer at WL Ross, serves on EXCO’s board of directors. Invesco Advisers, Inc. held approximately 10% of total borrowings under the Term Loan until the Term Loan was repaid in April 2014 with proceeds received from the issuance of 2022 Notes.
As discussed in "Note 13. Rights offering and other equity transactions", we entered into investment agreements and closed a related private placement of our common stock with certain affiliates of WL Ross and Hamblin Watsa Investment Counsel Ltd. ("Hamblin Watsa"). Wilbur L. Ross, Jr., the Chairman and Chief Executive Officer of WL Ross, and Samuel A. Mitchell, Managing Director of Hamblin Watsa, both serve on EXCO's board of directors.

13.Rights offering and other equity transactions
Rights offering
We closed a rights offering and related private placement of our common stock on January 17, 2014 which resulted in the issuance of 54,574,734 shares of common stock for gross proceeds of $272.9 million. In connection with the Rights Offering, we entered into investment agreements ("Investment Agreements") with certain affiliates of WL Ross and Hamblin Watsa pursuant to which, subject to the terms and conditions thereof, each of them severally agreed to subscribe for and purchase, in a private placement, its respective pro rata portion of shares under the basic subscription right and all unsubscribed shares under the over-subscription privilege subject to the pro rata allocation among the subscription rights holders who elected to exercise their over-subscription privilege. In connection with the Rights Offering and related transactions under the Investment Agreements, WL Ross and Hamblin Watsa purchased 19,599,973 and 6,726,712 shares, respectively, pursuant to their basic subscription rights and the over-subscription privilege. After giving effect to the Rights Offering, WL Ross and Hamblin Watsa owned 18.7% and 6.4%, respectively, of the Company's outstanding common shares as of January 17, 2014.
Preferred Stock
We canceled all classes of our preferred stock in 2014. As of the date of cancellation and December 31, 2013, we had 10,000,000 shares of preferred stock authorized with no shares of preferred stock issued and outstanding. Our issued and outstanding shares of capital stock consist solely of shares of common stock.

14.Condensed consolidating financial statements

As of September 30, 2014, the majority of EXCO’s subsidiaries were guarantors under the EXCO Resources Credit Agreement and the indentures governing the 2018 Notes and 2022 Notes. All of our non-guarantor subsidiaries were considered unrestricted subsidiaries under the indentures governing the 2018 Notes and 2022 Notes, with the exception of our equity investment in OPCO. As of and for the nine months ended September 30, 2014, our equity method investment in OPCO represented $10.6 million of equity method investments and contributed $2.3 million of equity method losses.
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

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
September 30, 2014

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$66,500	$(23,316)	$4,766	$—	$47,950
Restricted cash	—	21,959	—	—	21,959
Other current assets	27,865	143,128	7,975	—	178,968
Total current assets	94,365	141,771	12,741	—	248,877
Equity investments	—	—	56,361	—	56,361
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	351,812	2,413	—	354,225
Proved developed and undeveloped oil and natural gas properties	334,295	3,413,304	122,887	—	3,870,486
Accumulated depletion	(330,665)	(2,024,125)	(25,750)	—	(2,380,540)
Oil and natural gas properties, net	3,630	1,740,991	99,550	—	1,844,171
Gathering, office, field and other equipment, net	1,841	24,969	20,992	—	47,802
Investments in and advances to affiliates, net	1,799,881	—	—	(1,799,881)	—
Deferred financing costs, net	32,322	—	844	—	33,166
Derivative financial instruments	8,682	—	131	—	8,813
Goodwill	13,293	149,862	—	—	163,155
Other assets	2	24	1	—	27
Total assets	$1,954,016	$2,057,617	$190,620	$(1,799,881)	$2,402,372
Liabilities and shareholders' equity
Current liabilities	$52,543	$309,127	$10,915	$—	$372,585
Long-term debt	1,466,193	—	83,246	—	1,549,439
Deferred income taxes	—	—	—	—	—
Other long-term liabilities	8,238	35,934	9,134	—	53,306
Payable to parent	—	2,083,697	29,921	(2,113,618)	—
Total shareholders' equity	427,042	(371,141)	57,404	313,737	427,042
Total liabilities and shareholders' equity	$1,954,016	$2,057,617	$190,620	$(1,799,881)	$2,402,372

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$81,840	$(35,892)	$4,535	$—	$50,483
Restricted cash	—	20,570	—	—	20,570
Other current assets	22,533	206,708	5,560	—	234,801
Total current assets	104,373	191,386	10,095	—	305,854
Equity investments	—	—	57,562	—	57,562
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	6,758	415,290	3,259	—	425,307
Proved developed and undeveloped oil and natural gas properties	337,972	3,097,335	118,903	—	3,554,210
Accumulated depletion	(330,086)	(1,840,332)	(13,046)	—	(2,183,464)
Oil and natural gas properties, net	14,644	1,672,293	109,116	—	1,796,053
Gathering, office, field and other equipment, net	3,479	24,612	22,248	—	50,339
Investments in and advances to affiliates, net	1,834,197	—	—	(1,834,197)	—
Deferred financing costs, net	27,771	—	1,036	—	28,807
Derivative financial instruments	6,829	—	—	—	6,829
Goodwill	13,293	149,862	—	—	163,155
Other assets	2	27	—	—	29
Total assets	$2,004,588	$2,038,180	$200,057	$(1,834,197)	$2,408,628
Liabilities and shareholders' equity
Current liabilities	$76,174	$264,485	$8,511	$—	$349,170
Long-term debt	1,770,427	—	88,485	—	1,858,912
Deferred income taxes	—	—	—	—	—
Other long-term liabilities	10,082	33,831	8,728	—	52,641
Payable to parent	—	2,230,108	35,777	(2,265,885)	—
Total shareholders' equity	147,905	(490,244)	58,556	431,688	147,905
Total liabilities and shareholders' equity	$2,004,588	$2,038,180	$200,057	$(1,834,197)	$2,408,628

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended September 30, 2014

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$173	$138,983	$11,886	$—	$151,042
Costs and expenses:
Oil and natural gas production	(31)	16,823	5,285	—	22,077
Gathering and transportation	1	24,697	1,124	—	25,822
Depletion, depreciation and amortization	658	59,392	4,863	—	64,913
Accretion of discount on asset retirement obligations	4	532	173	—	709
General and administrative	(3,059)	16,211	907	—	14,059
Other operating items	(103)	779	(13)	—	663
Total costs and expenses	(2,530)	118,434	12,339	—	128,243
Operating income (loss)	2,703	20,549	(453)	—	22,799
Other income (expense):
Interest expense, net	(23,300)	—	(674)	—	(23,974)
Gain on derivative financial instruments	40,835	—	2,009	—	42,844
Other income	31	16	6	—	53
Equity loss	—	—	(153)	—	(153)
Net income from consolidated subsidiaries	21,300	—	—	(21,300)	—
Total other income	38,866	16	1,188	(21,300)	18,770
Income before income taxes	41,569	20,565	735	(21,300)	41,569
Income tax expense	—	—	—	—	—
Net income	$41,569	$20,565	$735	$(21,300)	$41,569

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended September 30, 2013

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$138	$152,949	$12,227	$—	$165,314
Costs and expenses:
Oil and natural gas production	80	18,329	4,852	—	23,261
Gathering and transportation	—	25,644	1,021	—	26,665
Depletion, depreciation and amortization	1,054	68,757	4,688	—	74,499
Accretion of discount on asset retirement obligations	4	455	160	—	619
General and administrative	4,277	16,935	725	—	21,937
Other operating items	(446)	3,185	—	—	2,739
Total costs and expenses	4,969	133,305	11,446	—	149,720
Operating income (loss)	(4,831)	19,644	781	—	15,594
Other income (expense):
Interest expense, net	(35,714)	—	(760)	—	(36,474)
Gain (loss) on derivative financial instruments	8,089	59	(705)	—	7,443
Other income	53	37	4	—	94
Equity loss	—	—	(85,308)	—	(85,308)
Net loss from consolidated subsidiaries	(66,248)	—	—	66,248	—
Total other income (expense)	(93,820)	96	(86,769)	66,248	(114,245)
Income (loss) before income taxes	(98,651)	19,740	(85,988)	66,248	(98,651)
Income tax expense	—	—	—	—	—
Net income (loss)	$(98,651)	$19,740	$(85,988)	$66,248	$(98,651)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the nine months ended September 30, 2014

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$3,469	$490,839	$38,172	$—	$532,480
Costs and expenses:
Oil and natural gas production	344	56,440	14,880	—	71,664
Gathering and transportation	1	73,045	3,427	—	76,473
Depletion, depreciation and amortization	2,542	184,899	14,000	—	201,441
Accretion of discount on asset retirement obligations	13	1,564	508	—	2,085
General and administrative	(2,332)	51,006	2,227	—	50,901
Other operating items	(119)	6,510	(9)	—	6,382
Total costs and expenses	449	373,464	35,033	—	408,946
Operating income	3,020	117,375	3,139	—	123,534
Other income (expense):
Interest expense, net	(68,096)	—	(2,010)	—	(70,106)
Loss on derivative financial instruments	(13,802)	—	(1,094)	—	(14,896)
Other income (loss)	183	(21)	14	—	176
Equity income	—	—	548	—	548
Net income from consolidated subsidiaries	117,951	—	—	(117,951)	—
Total other income (expense)	36,236	(21)	(2,542)	(117,951)	(84,278)
Income before income taxes	39,256	117,354	597	(117,951)	39,256
Income tax expense	—	—	—	—	—
Net income	$39,256	$117,354	$597	$(117,951)	$39,256

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the nine months ended September 30, 2013

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$8,258	$414,741	$30,870	$—	$453,869
Costs and expenses:
Oil and natural gas production	2,363	42,993	12,653	—	58,009
Gathering and transportation	—	72,151	2,398	—	74,549
Depletion, depreciation and amortization	4,853	149,046	9,296	—	163,195
Impairment of oil and natural gas properties	—	10,707	—	—	10,707
Accretion of discount on asset retirement obligations	58	1,400	407	—	1,865
General and administrative	14,570	50,319	1,606	—	66,495
Gain on divestitures and other operating items	(25,675)	(153,815)	(13)	—	(179,503)
Total costs and expenses	(3,831)	172,801	26,347	—	195,317
Operating income	12,089	241,940	4,523	—	258,552
Other income (expense):
Interest expense, net	(69,889)	—	(1,882)	—	(71,771)
Gain (loss) on derivative financial instruments	19,782	(176)	(431)	—	19,175
Other income	182	150	8	—	340
Equity loss	—	—	(61,229)	—	(61,229)
Net income from consolidated subsidiaries	182,903	—	—	(182,903)	—
Total other income (expense)	132,978	(26)	(63,534)	(182,903)	(113,485)
Income (loss) before income taxes	145,067	241,914	(59,011)	(182,903)	145,067
Income tax expense	—	—	—	—	—
Net income (loss)	$145,067	$241,914	$(59,011)	$(182,903)	$145,067

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the nine months ended September 30, 2014

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(68,876)	$412,618	$14,623	$—	$358,365
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(1,996)	(305,206)	(3,521)	—	(310,723)
Proceeds from disposition of property and equipment	68,242	8,213	81	—	76,536
Restricted cash	—	(1,389)	—	—	(1,389)
Net changes in advances to joint ventures	—	(3,181)	—	—	(3,181)
Equity method investments	—	1,749	—	—	1,749
Distributions received from Compass	5,856	—	—	(5,856)	—
Advances/investments with affiliates	100,228	(100,228)	—	—	—
Net cash provided by (used in) investing activities	172,330	(400,042)	(3,440)	(5,856)	(237,008)
Financing Activities:
Borrowings under credit agreements	40,000	—	—	—	40,000
Repayments under credit agreements	(879,874)	—	(5,096)	—	(884,970)
Proceeds received from issuance of 2022 Notes	500,000	—	—	—	500,000
Proceeds from issuance of common stock, net	271,760	—	—	—	271,760
Payment of common stock dividends	(40,604)	—	—	—	(40,604)
Compass cash distribution	—	—	(5,856)	5,856	—
Deferred financing costs and other	(10,076)	—	—	—	(10,076)
Net cash provided by (used in) financing activities	(118,794)	—	(10,952)	5,856	(123,890)
Net increase (decrease) in cash	(15,340)	12,576	231	—	(2,533)
Cash at beginning of period	81,840	(35,892)	4,535	—	50,483
Cash at end of period	$66,500	$(23,316)	$4,766	$—	$47,950

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the nine months ended September 30, 2013

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(25,317)	$234,460	$14,228	$—	$223,371
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(9,683)	(1,140,212)	(38,070)	—	(1,187,965)
Restricted cash	—	33,948	—	—	33,948
Equity method investments	—	(363)	—	—	(363)
Proceeds from disposition of property and equipment	244,500	501,233	—	—	745,733
Distributions received from Compass	3,825	—	—	(3,825)	—
Net changes in advances to joint ventures	—	10,055	—	—	10,055
Advances/investments with affiliates	(368,920)	368,920	—	—	—
Net cash used in investing activities	(130,278)	(226,419)	(38,070)	(3,825)	(398,592)
Financing Activities:
Borrowings under credit agreements	967,766	—	36,757	—	1,004,523
Repayments under credit agreements	(774,920)	—	(2,550)	—	(777,470)
Proceeds from issuance of common stock	1,712	—	—	—	1,712
Payment of common stock dividends	(32,237)	—	—	—	(32,237)
Compass cash distribution	—	—	(3,825)	3,825	—
Deferred financing costs and other	(33,222)	—	(236)	—	(33,458)
Net cash provided by financing activities	129,099	—	30,146	3,825	163,070
Net increase (decrease) in cash	(26,496)	8,041	6,304	—	(12,151)
Cash at beginning of period	65,791	(20,147)	—	—	45,644
Cash at end of period	$39,295	$(12,106)	$6,304	$—	$33,493

15.Subsequent event

On October 6, 2014, we entered into an agreement to sell our 25.5% economic interest in Compass to HGI for $118.8 million in cash. We intend to use the proceeds from this transaction to reduce indebtedness under the revolving commitment of the EXCO Resources Credit Agreement. In addition, our consolidated indebtedness will be further reduced by our proportionate share of the Compass's indebtedness upon closing of the sale. As of September 30, 2014, we proportionally consolidated $83.2 million of indebtedness related to Compass Production Partners Credit Agreement. Our borrowing base under the EXCO Resources Credit Agreement will not be affected by this sale since Compass is not a guarantor subsidiary. This transaction is expected to close during the fourth quarter of 2014. We do not expect the sale of our interest in Compass to significantly alter the relationship between our capitalized costs and proved reserves and would therefore be accounted for as an adjustment of capitalized costs with no gain or loss recognized in accordance with Rule 4-10(c)(6)(i) of Regulation S-X.

At the closing, EXCO and HGI will terminate the existing operating and administrative services agreements and enter into a customary transition services agreement pursuant to which EXCO will provide certain transition services to Compass for up to nine months following the closing date. In addition, following the closing, EXCO will no longer be required to offer acquisition opportunities to Compass or any of its affiliates.

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
We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” "potential," "project," “budget” and other similar words to identify forward-looking statements. The statements that contain these words should be read carefully because they discuss future expectations, contain projections of results of operations or our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise any forward-looking statements, except as required by applicable securities laws. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Quarterly Report on Form 10-Q, including, but not limited to:

•	fluctuations in the prices of oil, natural gas and natural gas liquids;

•	the availability of oil, natural gas and natural gas liquids;

•	future capital requirements and availability of financing;

•	our ability to meet our current and future debt service obligations;

•	disruption of credit and capital markets and the ability of financial institutions to honor their commitments;

•	estimates of reserves and economic assumptions, including estimates related to acquisitions and dispositions of oil and natural gas properties;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	exploratory risks, including those related to our activities in shale formations;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	cash flow and liquidity;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	availability of water and other materials for drilling and completion activities;

•	marketing of oil and natural gas;

•	political and economic conditions and events in oil-producing and natural gas-producing countries;

•	title to our properties;

•	litigation;

•	competition;

•	our ability to attract and retain key personnel, including our search for a chief executive officer;

•	general economic conditions, including costs associated with drilling and operations of our properties;

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
2022 Notes
On April 16, 2014, we completed a public offering of $500.0 million in aggregate principal amount of senior unsecured notes due April 15, 2022 ("2022 Notes"). We received net proceeds of approximately $490.0 million after offering fees and expenses. The 2022 Notes bear interest at a rate of 8.5% per annum, payable in arrears on April 15 and October 15 of each year. We used the net proceeds from the 2022 Notes to repay indebtedness under the EXCO Resources Credit Agreement, including the $297.8 million outstanding principal balance on the term loan ("Term Loan") and the remaining proceeds were used to reduce outstanding indebtedness under the revolving commitment of the EXCO Resources Credit Agreement.
Compass Production Partners sale
On October 6, 2014, we entered into an agreement to sell our 25.5% economic interest in Compass Production Partners, LP ("Compass") to an affiliate of Harbinger Group, Inc. ("HGI") for $118.8 million in cash. We intend to use the proceeds from this transaction to reduce indebtedness under the revolving commitment of the EXCO Resources Credit Agreement. In addition, our consolidated indebtedness will be reduced by our proportionate share of Compass's indebtedness upon closing of the sale. As of September 30, 2014, we proportionally consolidated $83.2 million of indebtedness related to Compass's credit agreement ("Compass Production Partners Credit Agreement"). Our borrowing base under the EXCO Resources Credit Agreement will not be affected by this sale since Compass is not a guarantor subsidiary. This transaction is expected to close during the fourth quarter of 2014.

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

Our results of operations

A summary of key financial data for the three and nine months ended September 30, 2014 and 2013 related to our results of operations is presented below:

	Three Months Ended September 30,		Quarter to quarter change	Nine Months Ended September 30,		Period to period change
(dollars in thousands, except per unit prices)	2014	2013		2014	2013
Production:
Oil (Mbbls)	537	383	154	1,709	535	1,174
Natural gas (Mmcf)	29,359	39,268	(9,909)	93,087	116,556	(23,469)
Natural gas liquids (Mbbls)	62	53	9	186	178	8
Total production (Mmcfe) (1)	32,953	41,884	(8,931)	104,457	120,834	(16,377)
Average daily production (Mmcfe)	358	455	(97)	383	443	(60)
Revenues before derivative financial instrument activities:
Oil	$50,746	$39,297	$11,449	$159,131	$52,155	$106,976
Natural gas	98,595	124,319	(25,724)	367,747	395,462	(27,715)
Natural gas liquids	1,701	1,698	3	5,602	6,252	(650)
Total revenues	$151,042	$165,314	$(14,272)	$532,480	$453,869	$78,611
Oil and natural gas derivative financial instruments:
Gain (loss) on derivative financial instruments	$42,844	$7,443	$35,401	$(14,896)	$19,175	$(34,071)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$94.50	$102.60	$(8.10)	$93.11	$97.49	$(4.38)
Natural gas (per Mcf)	3.36	3.17	0.19	3.95	3.39	0.56
Natural gas liquids (per Bbl)	27.44	32.04	(4.60)	30.12	35.12	(5.00)
Natural gas equivalent (per Mcfe)	4.58	3.95	0.63	5.10	3.76	1.34
Costs and expenses:
Oil and natural gas operating costs	$14,099	$17,187	$(3,088)	$48,713	$42,706	$6,007
Production and ad valorem taxes	7,978	6,074	1,904	22,951	15,303	7,648
Gathering and transportation	25,822	26,665	(843)	76,473	74,549	1,924
Depletion	63,566	72,673	(9,107)	197,102	157,030	40,072
Depreciation and amortization	1,347	1,826	(479)	4,339	6,165	(1,826)
General and administrative (2)	14,059	21,937	(7,878)	50,901	66,495	(15,594)
Interest expense, net	23,974	36,474	(12,500)	70,106	71,771	(1,665)
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$0.43	$0.41	$0.02	$0.47	$0.35	$0.12
Production and ad valorem taxes	0.24	0.15	0.09	0.22	0.13	0.09
Gathering and transportation	0.78	0.64	0.14	0.73	0.62	0.11
Depletion	1.93	1.74	0.19	1.89	1.30	0.59
Depreciation and amortization	0.04	0.04	—	0.04	0.05	(0.01)
General and administrative	0.43	0.52	(0.09)	0.49	0.55	(0.06)
Net income (loss)	$41,569	$(98,651)	$140,220	$39,256	$145,067	$(105,811)

(1)	Mmcfe is calculated by converting one barrel of oil or natural gas liquids ("NGLs") into six Mcf of natural gas.

(2)
Share-based compensation expense included in general and administrative expense was $1.1 million and $3.2 million for the three months ended September 30, 2014 and 2013, respectively, and $4.4 million and $9.5 million for the nine months ended September 30, 2014 and 2013, respectively.

The following is a discussion of our financial condition and results of operations for the three and nine months ended September 30, 2014 and 2013.
The comparability of our results of operations for September 30, 2014 and 2013 was affected by:

•	the acquisitions of Haynesville and Eagle Ford assets during the third quarter of 2013;

•	the formation of Compass during the first quarter of 2013;

•	the sale of our equity interest in TGGT Holdings, LLC ("TGGT") during the fourth quarter of 2013;

•	fluctuations in oil, natural gas and NGL prices, which impact our oil and natural gas reserves, revenues, cash flows and net income or loss;

•	impairments of our oil and natural gas properties during 2013;

•	mark-to-market gains and losses from our derivative financial instruments;

•	changes in proved reserves and production volumes and their impact on depletion;

•	the impact of declining natural gas production volumes from our reduced horizontal drilling activities in certain shale formations; and

•	significant changes in our capital structure as a result of the Rights Offering and debt financing transactions.
General
The availability of a ready market and the prices for oil, natural gas and NGLs are dependent upon a number of factors that are beyond our control. These factors include, among other things:

•	the level of domestic and global production and economic activity;

•	the domestic supply of natural gas;

•	the inability to export domestic oil and natural gas;

•	the level of domestic and industrial demand for natural gas for utilities and manufacturing operations;

•	the available capacity at natural gas storage facilities and quantities of inventories in storage;

•	the availability of imported oil and natural gas;

•	actions taken by foreign oil producing nations;

•	the cost and availability of natural gas pipelines with adequate capacity and other transportation facilities;

•	the cost and availability of other competitive fuels;

•	fluctuating and seasonal demand for oil, natural gas and refined products;

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

Presentation of results of operations
Our discussion of production, revenues and direct operating expenses is based on our producing regions and Compass. Compass includes conventional non-shale assets in East Texas, North Louisiana and the Permian Basin. Prior to the formation of Compass on February 14, 2013, the operating results of the properties contributed by EXCO were included within the East Texas/North Louisiana and Other regions in our discussion of production, revenues and direct operating expenses. The operating results of Compass represent our proportionate interest subsequent to its formation on February 14, 2013. The anticipated sale of our interest in Compass during the fourth quarter of 2014 will have an impact on our results of operations in future periods. We closed the acquisition of assets in the Eagle Ford shale and formed our South Texas region on July 31, 2013.
Oil and natural gas production, revenues and prices
The following tables present our production, revenue and average sales prices for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014			2013			Quarter to quarter change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
East Texas/North Louisiana	22,245	$79,874	$3.59	31,284	$101,375	$3.24	(9,039)	$(21,501)	$0.35
South Texas	3,241	45,829	14.14	2,263	33,750	14.91	978	12,079	(0.77)
Appalachia	5,148	13,279	2.58	5,846	17,825	3.05	(698)	(4,546)	(0.47)
Other	48	174	3.63	30	138	4.60	18	36	(0.97)
Compass	2,271	11,886	5.23	2,461	12,226	4.97	(190)	(340)	0.26
Total	32,953	$151,042	$4.58	41,884	$165,314	$3.95	(8,931)	$(14,272)	$0.63

	Nine Months Ended September 30,
	2014			2013			Period to period change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
East Texas/North Louisiana	70,843	$294,352	$4.15	94,583	$320,960	$3.39	(23,740)	$(26,608)	$0.76
South Texas	10,320	141,537	13.71	2,263	33,750	14.91	8,057	107,787	(1.20)
Appalachia	16,273	54,952	3.38	16,752	60,032	3.58	(479)	(5,080)	(0.20)
Other	309	3,468	11.22	1,057	8,258	7.81	(748)	(4,790)	3.41
Compass	6,712	38,171	5.69	6,179	30,869	5.00	533	7,302	0.69
Total	104,457	$532,480	$5.10	120,834	$453,869	$3.76	(16,377)	$78,611	$1.34
Production for the three months ended September 30, 2014 decreased by 8.9 Bcfe, or 21%, as compared with the same period in 2013. The decrease in production in the East Texas/North Louisiana region was primarily due to production declines from changes in our drilling program. The production declines were primarily the result of reduced development activities within this region compared to periods prior to 2013. Our drilling activities in the Haynesville shale resulted in seven wells turned-to-sales for the three months ended September 30, 2014 (including two wells turned-to-sales on the last day of the quarter) compared to five wells turned-to-sales for the three months ended September 30, 2013. As of September 30, 2014, we had 16 wells in the East Texas/North Louisiana region that were drilled and waiting on completion, most of which will be turned-to-sales during the fourth quarter of 2014. The increase in production in the South Texas region was primarily the result of more days of production in the current period as the acquisition of these properties occurred on July 31, 2013. Our drilling activities in the Eagle Ford shale resulted in 14 wells turned-to-sales for the three months ended September 30, 2014 compared to 13 wells turned-to-sales for the three months ended September 30, 2013. As of September 30, 2014, we had 31 wells in the South Texas region that were drilled and waiting on completion, most of which will be turned-to-sales during the fourth quarter of 2014. The wells turned-to-sales for the three months ended September 30, 2013 were in various stages of development as of the acquisition date of the Eagle Ford assets. The decrease in production of 0.7 Bcfe in the Appalachia region was a result of production declines following the suspension of our drilling program during the second half of 2013.
Oil and natural gas revenues for the three months ended September 30, 2014 decreased by $14.3 million, or 9%, as compared with the same period in 2013. The decrease in revenues was primarily the result of a decrease in natural gas production partially offset by increases in natural gas prices and oil production. Our average natural gas sales price increased 6% to $3.36 per Mcf for the three months ended September 30, 2014 from $3.17 per Mcf for the three months ended September 30, 2013. Our average sales price for natural gas during 2014 was positively impacted by higher market prices and was partially offset by the widening of differentials in Appalachia as a result of an oversupply of natural gas in the Northeast region. Our average sales price of oil per Bbl decreased 8% to $94.50 per Bbl for the three months ended September 30, 2014 from $102.60 per Bbl for the three months ended September 30, 2013. Our average sales price for oil in the South Texas region is most closely correlated to the Louisiana Light Sweet ("LLS") price index and is presented net of marketing, gathering and transportation costs. Our average sales price of natural gas liquids per Bbl decreased 14% to $27.44 per Bbl for the three months ended September 30, 2014 from $32.04 per Bbl for the three months ended September 30, 2013.
Production for the nine months ended September 30, 2014 decreased by 16.4 Bcfe, or 14%, as compared with the same period in 2013. The decrease in production in the East Texas/North Louisiana region was primarily due to production declines resulting from changes in our drilling program and the contribution of properties to Compass. The production declines were primarily the result of reduced development activities within this region compared to periods prior to 2013. Our drilling activities in the Haynesville shale resulted in 21 wells turned-to-sales for the nine months ended September 30, 2014 compared to 39 wells turned-to-sales for the nine months ended September 30, 2013. The wells turned-to-sales for the nine months ended September 30, 2013 primarily consisted of wells drilled during 2012. The increase in production in the South Texas region was primarily the result of more days of production in the current period as the acquisition of these properties occurred on July 31, 2013. Our drilling activities in the Eagle Ford shale resulted in 40 wells turned-to-sales for the nine months ended September 30, 2014 compared to 13 wells turned-to-sales for the nine months ended September 30, 2013. The decrease in production of 0.5 Bcfe in the Appalachia region was a result of natural production declines. The decrease in production in the Other region was primarily the result of the contribution of properties in the Permian Basin to Compass. The increase in our proportionate share of Compass's production was primarily due to fewer days of production in the prior year as a result of its formation on February 14, 2013.
Oil and natural gas revenues for the nine months ended September 30, 2014 increased by $78.6 million, or 17%, as compared with the same period in 2013. The increase in revenues was primarily the result of the acquisition of Haynesville and Eagle Ford assets and an increase in natural gas prices. Our average natural gas sales price increased 17% to $3.95 per Mcf for the nine months ended September 30, 2014 from $3.39 per Mcf for the nine months ended September 30, 2013. Our average sales price for natural gas during the nine months ended September 30, 2014 was positively impacted by higher market prices and was partially offset by the widening of differentials in Appalachia as a result of an oversupply of natural gas in the Northeast region. Our average sales price of oil per Bbl decreased 4% to $93.11 per Bbl for the nine months ended September 30, 2014 from $97.49 per Bbl for the nine months ended September 30, 2013. Our average sales price of natural gas liquids per Bbl decreased 14% to $30.12 per Bbl for the nine months ended September 30, 2014 from $35.12 per Bbl for the nine months ended September 30, 2013.
Oil and natural gas operating costs
The following tables present our operating costs for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014			2013			Quarter to quarter change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$4,377	$968	$5,345	$4,125	$509	$4,634	$252	$459	$711
South Texas	825	49	874	5,139	—	5,139	(4,314)	49	(4,265)
Appalachia	3,698	52	3,750	3,832	—	3,832	(134)	52	(82)
Other	47	—	47	69	—	69	(22)	—	(22)
Compass	3,590	493	4,083	3,281	232	3,513	309	261	570
Total	$12,537	$1,562	$14,099	$16,446	$741	$17,187	$(3,909)	$821	$(3,088)

	Three Months Ended September 30,
	2014			2013			Quarter to quarter change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$0.20	$0.04	$0.24	$0.13	$0.02	$0.15	$0.07	$0.02	$0.09
South Texas	0.25	0.02	0.27	2.27	—	2.27	(2.02)	0.02	(2.00)
Appalachia	0.72	0.01	0.73	0.66	—	0.66	0.06	0.01	0.07
Other	0.98	—	0.98	2.30	—	2.30	(1.32)	—	(1.32)
Compass	1.58	0.22	1.80	1.33	0.09	1.42	0.25	0.13	0.38
Operating costs per Mcfe	$0.38	$0.05	$0.43	$0.39	$0.02	$0.41	$(0.01)	$0.03	$0.02

	Nine Months Ended September 30,
	2014			2013			Period to period change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$13,339	$3,409	$16,748	$13,047	$3,397	$16,444	$292	$12	$304
South Texas	9,274	347	9,621	5,139	—	5,139	4,135	347	4,482
Appalachia	10,782	58	10,840	10,255	—	10,255	527	58	585
Other	266	—	266	1,591	—	1,591	(1,325)	—	(1,325)
Compass	9,662	1,576	11,238	8,263	1,014	9,277	1,399	562	1,961
Total	$43,323	$5,390	$48,713	$38,295	$4,411	$42,706	$5,028	$979	$6,007

	Nine Months Ended September 30,
	2014			2013			Period to period change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$0.19	$0.05	$0.24	$0.14	$0.04	$0.18	$0.05	$0.01	$0.06
South Texas	0.90	0.03	0.93	2.27	—	2.27	(1.37)	0.03	(1.34)
Appalachia	0.66	—	0.66	0.61	—	0.61	0.05	—	0.05
Other	0.86	—	0.86	1.51	—	1.51	(0.65)	—	(0.65)
Compass	1.44	0.23	1.67	1.34	0.16	1.50	0.10	0.07	0.17
Operating costs per Mcfe	$0.41	$0.06	$0.47	$0.32	$0.03	$0.35	$0.09	$0.03	$0.12
Oil and natural gas operating costs for the three months ended September 30, 2014 decreased by $3.1 million, or 18%, as compared with the same period in 2013. The decrease in oil and natural gas operating costs was primarily due to cost reduction initiatives in our South Texas region including decreased saltwater disposal costs, improved efficiencies and reduced reliance on third-party contractors. Oil and natural gas operating costs for the nine months ended September 30, 2014 increased by $6.0 million, or 14%, as compared with the same period in 2013. The increase in oil and natural gas operating costs was primarily due to the acquisition of the Eagle Ford assets and partially offset by the contribution of properties to Compass.
Oil and natural gas operating costs for the three months ended September 30, 2014 were $0.43 per Mcfe compared to $0.41 per Mcfe for the three months ended September 30, 2013. The net increase in oil and natural gas operating costs per Mcfe is primarily attributable to lower production in relation to certain fixed lease operating expenses. Oil and natural gas operating costs for the nine months ended September 30, 2014 were $0.47 per Mcfe compared to $0.35 per Mcfe for the nine months ended September 30, 2013. The net increase in oil and natural gas operating costs per Mcfe is primarily attributable to lower production in relation to certain fixed lease operating expenses as well as higher costs associated with our oil production in the South Texas region. This increase was partially offset by the contribution of properties to Compass, which typically have a higher average cost per Mcfe compared to the average for the rest of our properties.
Gathering and transportation
Gathering and transportation expenses for the three months ended September 30, 2014 decreased by $0.8 million, or 3%, as compared with the same period in 2013. Gathering and transportation expenses were $0.78 per Mcfe for the three months ended September 30, 2014, as compared to $0.64 per Mcfe for the three months ended September 30, 2013. Gathering and transportation expenses for the nine months ended September 30, 2014 increased by $1.9 million, or 3%, as compared with the same period in 2013. Gathering and transportation expenses were $0.73 per Mcfe for the nine months ended September 30, 2014, as compared to $0.62 per Mcfe for the nine months ended September 30, 2013. The increase in gathering and transportation expenses on a per Mcfe basis was primarily due to lower volumes in relation to fixed costs under firm transportation contracts in the East Texas/North Louisiana region. In addition, a marketing arrangement with a significant purchaser of our Haynesville shale production volumes was revised in April 2014 resulting in higher gathering and transportation expenses.

In our South Texas region, we report our gathering and transportation charges as part of our realized price within revenues based on the net proceeds received from the purchaser. In our East Texas/North Louisiana and Appalachia regions, we either report our gathering and transportation charges as part of our realized prices within revenues or as gathering and transportation expense depending on the type of sales agreement.
Production and ad valorem taxes

The following tables present our production and ad valorem taxes on a percentage of revenue basis and per Mcfe basis for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014			2013
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
East Texas/North Louisiana	$2,662	3.3%	$0.12	$2,038	2.0%	$0.07
South Texas	3,667	8.0	1.13	2,021	6.0	0.89
Appalachia	524	3.9	0.10	666	3.7	0.11
Other	(77)	(44.3)	(1.60)	10	7.2	0.33
Compass	1,202	10.1	0.53	1,339	11.0	0.54
Total	$7,978	5.3%	$0.24	$6,074	3.7%	$0.15

	Nine Months Ended September 30,
	2014			2013
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
East Texas/North Louisiana	$7,375	2.5%	$0.10	$7,071	2.2%	$0.07
South Texas	10,128	7.2	0.98	2,021	6.0	0.89
Appalachia	1,728	3.1	0.11	2,066	3.4	0.12
Other	79	2.3	0.26	768	9.3	0.73
Compass	3,641	9.5	0.54	3,377	10.9	0.55
Total	$22,951	4.3%	$0.22	$15,303	3.4%	$0.13
Production and ad valorem taxes for the three months ended September 30, 2014 increased by $1.9 million, or 31%, as compared with the same period in 2013. Production and ad valorem taxes for the nine months ended September 30, 2014 increased by $7.6 million, or 50%, as compared with the same period in 2013. The increase was primarily attributable to higher production and ad valorem taxes associated with oil production in the South Texas region. Additionally, this increase was due to the expiration of severance tax holidays on certain Haynesville shale wells in the East Texas/North Louisiana region.
Production and ad valorem tax rates per Mcfe were $0.24 and $0.15 for the three months ended September 30, 2014 and 2013, respectively. Production and ad valorem tax rates per Mcfe were $0.22 and $0.13 for the nine months ended September 30, 2014 and 2013, respectively. The rate per Mcfe increased for each period due to higher production and ad valorem taxes per Mcfe associated with oil production in the South Texas region and the expiration of severance tax holidays on certain Haynesville shale wells in the East Texas/North Louisiana region. Also, the increase for the three months ended September 30, 2014 compared to the same period in 2013 was partially due to the higher severance tax rate for wells in the state of Louisiana that do not currently receive a severance tax exemption.
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

Depletion, depreciation and amortization
Depletion expense for the three months ended September 30, 2014 decreased by $9.1 million, or 13%, as compared with the same period in 2013 primarily due to a decrease in production. On a per Mcfe basis, the depletion rate for the three months ended September 30, 2014 was $1.93 per Mcfe, compared with $1.74 per Mcfe in the same period in 2013. The increase in the depletion rate was primarily due to an increase in our depletable base from developmental activities and higher future development costs associated with additional proved undeveloped reserves.
Depletion expense for the nine months ended September 30, 2014 increased by $40.1 million, or 26%, as compared with the same period in 2013 primarily due to the acquisition of assets in the Haynesville and Eagle Ford shale during the third quarter of 2013. On a per Mcfe basis, the depletion rate for the nine months ended September 30, 2014 was $1.89 per Mcfe, compared with $1.30 per Mcfe in the same period in 2013. The increase in the depletion rate was primarily due to the acquisition of assets in the Haynesville and Eagle Ford shale during the third quarter of 2013 which increased our depletable base and higher future development costs associated with additional proved undeveloped reserves. The oil producing assets in the Eagle Ford shale result in a higher depletion rate when calculated on per Mcfe basis compared to the rest of our properties.
Depreciation and amortization costs for the three months ended September 30, 2014 decreased by $0.5 million, or 26%, as compared with the same period in 2013. The decrease was primarily due to reduced spending on certain corporate assets. Depreciation and amortization costs for the nine months ended September 30, 2014 decreased by $1.8 million, or 30%, as compared with the same period in 2013. The decrease was due to the contribution of gathering assets to Compass in the first quarter of 2013 and reduced spending on certain corporate assets.
Accretion of discount on asset retirement obligations for the three months ended September 30, 2014 increased $0.1 million, or 15%, compared with the same period in 2013 primarily due to our development of Haynesville and Eagle Ford assets. Accretion of discount on asset retirement obligations for the nine months ended September 30, 2014 increased by $0.2 million, or 12%, compared with the same period in 2013. The increase was primarily due to additional accretion of discount on asset retirement obligations of Haynesville and Eagle Ford assets acquired during the third quarter of 2013, partially offset by the contribution of properties to Compass in the first quarter of 2013.
Impairment of oil and natural gas properties
For the three and nine months ended September 30, 2014, we did not record an impairment to our oil and natural gas properties. For the three months ended September 30, 2013, we did not record an impairment to our oil and natural gas properties. For the nine months ended September 30, 2013, we recorded an impairment of $10.7 million to our oil and natural gas properties primarily due to low natural gas prices for the trailing twelve month period at the end of the first quarter of 2013.
General and administrative
The following table presents our general and administrative expenses for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per unit rate)	2014	2013	Quarter to quarter change	2014	2013	Period to period change
General and administrative costs:
Gross general and administrative expense	$28,031	$37,047	$(9,016)	$92,908	$108,760	$(15,852)
Technical services and service agreement charges	(6,365)	(7,718)	1,353	(19,148)	(20,603)	1,455
Operator overhead reimbursements	(3,628)	(2,433)	(1,195)	(10,461)	(7,599)	(2,862)
Capitalized salaries and share-based compensation	(3,979)	(4,959)	980	(12,398)	(14,063)	1,665
General and administrative expense	$14,059	$21,937	$(7,878)	$50,901	$66,495	$(15,594)
General and administrative expense per Mcfe	$0.43	$0.52	$(0.09)	$0.49	$0.55	$(0.06)
General and administrative expenses for the three and nine months ended September 30, 2014 decreased by $7.9 million, or 36%, and $15.6 million, or 23%, respectively, compared with the same periods in the prior year. Significant components of the changes in general and administrative expenses were a result of:

•
decreased personnel and employee relocation costs of $2.3 million and $5.1 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. These decreases are primarily the result of a reduction in our workforce and the centralization of certain functions from the Appalachia region. The decrease for the nine months ended September 30, 2014 was partially offset by $2.2 million in severance costs associated with the reduction in our workforce during the second quarter of 2014.

•
decreased share-based compensation of $3.1 million and $6.2 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. These decreases are primarily due to a reduction in headcount and the modification of share-based payments in connection with the retirement of a former executive in the prior year.

•
decreased various other gross general and administrative expenses of $3.6 million and $4.6 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. These decreases reflect our efforts to reduce our general and administrative costs such as office expenses, travel and software licenses. We also incurred additional costs for legal and transition services related to the Haynesville and Eagle Ford acquisitions in 2013.

•
decreased technical services and service agreement recoveries of $1.4 million and $1.5 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. These decreases were primarily a result of reduced headcount and increased focus on the development of assets that are not included in joint venture arrangements in which we can recover technical services including our operations in the South Texas region.

•
increased operator overhead reimbursements of $1.2 million and $2.9 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. These increases are primarily associated with the additional operated wells acquired and developed in the Haynesville and Eagle Ford shales.

(Gain) loss on divestitures and other operating items
(Gain) loss on divestitures and other operating items was a net loss of $0.7 million for the three months ended September 30, 2014 compared with a net loss of $2.7 million for the three months ended September 30, 2013. The net loss for the three months ended September 30, 2014 primarily consisted of legal expenses. The net loss for the three months ended September 30, 2013 primarily related to transaction costs associated with the acquisition of Eagle Ford and Haynesville properties and legal expenses. (Gain) loss on divestitures and other operating items was a net loss of $6.4 million for the nine months ended September 30, 2014 compared with a net gain of $179.5 million for the nine months ended September 30, 2013. The net loss for the nine months ended September 30, 2014 primarily consisted of legal expenses. The net gain for the nine months ended September 30, 2013 was primarily related to the gain of $186.4 million as a result of the contribution of certain oil and natural gas properties to Compass. Partially offsetting the gain were transaction costs associated with the acquisition of Eagle Ford and Haynesville properties and legal expenses.
Interest expense, net
The following table presents our interest expense, net for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2014	2013	Quarter to quarter change	2014	2013	Period to period change
Interest expense, net:
2018 Notes	$14,399	$14,374	$25	$43,179	$43,105	$74
2022 Notes	10,625	—	10,625	19,479	—	19,479
EXCO Resources Credit Agreement	1,607	11,339	(9,732)	14,628	20,612	(5,984)
Compass Production Partners Credit Agreement	610	686	(76)	1,820	1,699	121
Amortization of deferred financing costs	1,854	15,462	(13,608)	6,117	21,453	(15,336)
Capitalized interest	(5,155)	(5,447)	292	(15,410)	(15,264)	(146)
Other	34	60	(26)	293	166	127
Total interest expense, net	$23,974	$36,474	$(12,500)	$70,106	$71,771	$(1,665)
Interest expense, net for the three months ended September 30, 2014 decreased from the same period in 2013 primarily due to a decrease in the amortization of deferred financing costs including accelerated costs of $13.2 million in the prior year as a result of the amendments to the EXCO Resources Credit Agreement as well as lower average outstanding indebtedness. This was partially offset by higher average interest rates as a result of the issuance of the 2022 Notes.
Interest expense, net for the nine months ended September 30, 2014 decreased from the same period in 2013 primarily due to a decrease in the amortization of deferred financing costs and lower average outstanding indebtedness. This was partially offset by an increase in interest expense due to higher average interest rates as a result of the issuance of the 2022 Notes.
Derivative financial instruments
Our oil and natural gas derivative financial instruments resulted in net gains of $42.8 million and $7.4 million for the three months ended September 30, 2014 and 2013, respectively. Our oil and natural gas derivative financial instruments resulted in a net loss of $14.9 million and a net gain of $19.2 million for the nine months ended September 30, 2014 and 2013, respectively. Based on the nature of our derivative contracts, increases in the related commodity price typically result in a decrease to the value of our derivatives contracts. The significant fluctuations demonstrate the high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
The following table presents our natural gas prices, before and after the impact of the cash settlement of our derivative financial instruments:

	Three Months Ended September 30,			Nine Months Ended September 30,
Average realized pricing:	2014	2013	Quarter to quarter change	2014	2013	Period to period change
Natural gas equivalent (Mcfe)	$4.58	$3.95	$0.63	$5.10	$3.76	$1.34
Cash (payments) settlements on derivative financial instruments, per Mcfe	0.07	0.26	(0.19)	(0.31)	0.24	(0.55)
Net price per Mcfe, including derivative financial instruments	$4.65	$4.21	$0.44	$4.79	$4.00	$0.79
Our total cash receipts for the three months ended September 30, 2014 were $2.3 million, or $0.07 per Mcfe, compared to $10.9 million, or $0.26 per Mcfe, for the three months ended September 30, 2013. Our total cash payments for the nine months ended September 30, 2014 were $32.2 million, or $0.31 per Mcfe, compared to cash receipts of $28.4 million, or $0.24 per Mcfe, for the nine months ended September 30, 2013. As noted above, the significant fluctuations between settlements on our derivative financial instruments demonstrate the volatility in commodity prices.
Equity income (loss)
Equity income (loss) was a net loss of $0.2 million and $85.3 million for the three months ended September 30, 2014 and 2013, respectively. Equity income (loss) was net income $0.5 million and a net loss of $61.2 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in equity income in both periods presented was primarily due to an impairment of our investment in TGGT during the three months ended September 30, 2013. This was partially offset by equity income from our investment in TGGT prior to the sale of our interest on November 15, 2013.
Income taxes
Our effective income tax rate for the three and nine months ended September 30, 2014 and 2013 was zero, primarily due to prior losses arising from impairments of oil and natural gas properties which created deferred tax assets. These deferred tax assets have been fully reserved with valuation allowances. Our accumulated valuation allowance as of September 30, 2014 was approximately $874.8 million and can be used against future deferred financial income. We will continue to recognize deferred tax valuation allowances until the realization of deferred benefits becomes more likely than not. The effective income tax rates, excluding the impact of the valuation allowances, would have been 32.1% and 42.9% for the three and nine months ended September 30, 2014, respectively, and 37.9% and 50.3% for the three and nine months ended September 30, 2013, respectively. The effective tax rates, excluding the impact of the valuation allowance, differ from the statutory tax rates primarily due to permanent differences between the amounts recorded for financial reporting purposes and the amounts used for income tax purposes.

Our liquidity, capital resources and capital commitments
Overview

Our primary sources of capital resources and liquidity are internally generated cash flows from operations, borrowing capacity under the EXCO Resources Credit Agreement, dispositions of non-strategic assets, joint ventures and capital markets when conditions are favorable. Factors that could impact our liquidity, capital resources and capital commitments include the following:

•	the level of planned drilling activities;

•	the results of our ongoing drilling programs;

•	our ability to fund, finance or repay financing incurred in connection with acquisitions of oil and natural gas properties;

•	the integration of acquisitions of oil and natural gas properties or other assets;

•
our ability to effectively manage operating, general and administrative expenses and capital expenditure programs, including increased costs as a result of high demand for services and materials related to the oil and natural gas industry;

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

•
potential acquisitions and/or dispositions of oil and natural gas properties or other assets, including our ability to obtain financing in order to fund the acquisition of properties under a participation agreement with a joint venture partner in the Eagle Ford shale;

•	reductions to our borrowing base; and

•	our ability to maintain compliance with debt covenants.
Recent events affecting liquidity
During the nine months ended September 30, 2014, we utilized the proceeds from the Rights Offering and the sale of certain assets in the Permian Basin to reduce indebtedness under the EXCO Resources Credit Agreement by $341.1 million. On April 16, 2014, we completed a public offering of $500.0 million in aggregate principal amount of senior unsecured notes due April 15, 2022. We received net proceeds of approximately $490.0 million after offering fees and expenses. We used a portion of the net proceeds to repay the $297.8 million outstanding principal balance on the Term Loan and the remaining proceeds were used to reduce indebtedness under the revolving commitment of the EXCO Resources Credit Agreement. Our borrowing base under the revolving commitment of the EXCO Resources Credit Agreement was established at $875.0 million in connection with the semi-annual borrowing base redetermination and the issuance of the 2022 Notes. As a result of these transactions, our liquidity improved from $224.6 million as of December 31, 2013 to $711.1 million as of September 30, 2014.
On October 6, 2014, we entered into an agreement to sell our 25.5% economic interest in Compass for $118.8 million in cash. The transaction is expected to close in the fourth quarter of 2014 and we intend to use the proceeds to reduce indebtedness under the revolving commitment of the EXCO Resources Credit Agreement, which will further improve our liquidity. Our borrowing base under the EXCO Resources Credit Agreement will not be affected by this sale since Compass is not a guarantor subsidiary. On October 21, 2014, we amended the EXCO Resources Credit Agreement which increased our borrowing base to $900.0 million.
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

The following table presents our liquidity as of September 30, 2014 and our pro forma liquidity as if the sale of our interest in Compass and the increase to our borrowing base had both occurred on September 30, 2014:

(in thousands)	September 30, 2014	Pro forma
EXCO Resources Credit Agreement	$222,492	$103,742
2018 Notes (1)	750,000	750,000
2022 Notes	500,000	500,000
Total debt (2)	$1,472,492	$1,353,742
Net debt	$1,407,349	$1,288,599
Borrowing base	$875,000	$900,000
Unused borrowing base (3)	$645,935	$789,685
Cash (4) (5)	$65,143	$65,143
Unused borrowing base plus cash	$711,078	$854,828

(1)	Excludes unamortized discount of $6.3 million as of September 30, 2014.

(2)	Excludes our proportionate share of the debt related to Compass of $83.2 million as of September 30, 2014.

(3)	Net of $6.6 million in letters of credit as of September 30, 2014.

(4)	Includes restricted cash of $22.0 million as of September 30, 2014.

(5)	Excludes our proportionate share of cash related to Compass of $4.8 million as of September 30, 2014.
Credit agreements and long-term debt
As of September 30, 2014, our consolidated debt consisted of the EXCO Resources Credit Agreement, the 2018 Notes, the 2022 Notes and our 25.5% proportionate share of the Compass Production Partners Credit Agreement (see "Note 9. Debt" in the Notes to our Condensed Consolidated Financial Statements for a further description of each agreement). While our proportionate share of Compass's debt is consolidated, we are not a guarantor of the debt.
As of September 30, 2014, both EXCO and Compass were in compliance with the financial covenants contained in their respective credit agreements, which are presented in the following table. Management believes the following table contains important information related to our liquidity and compliance with the financial covenants of each agreement. However, the information is not complete and is qualified in its entirety by the terms of the EXCO Resources Credit Agreement and the Compass Production Partners Credit Agreement.

	September 30, 2014
(dollars in millions)	Borrowing base	Outstanding	Covenant type (1)	Required ratio (2)	Actual ratio
EXCO Resources:
EXCO Resources Credit Agreement	$875.0	$222.5	Current ratio	> 1.0	2.5
			Leverage ratio (4)	< 4.5	3.7
Compass Production Partners:
Compass Production Partners Credit Agreement (3)	$400.0	$327.0	Current ratio	> 1.0	2.8
			Leverage ratio	< 4.5	3.5

(1)	As defined in the respective credit agreements.

(2)	Maximum leverage permitted or minimum coverage required per the respective credit agreement.

(3)	Our proportionate share of Compass's outstanding indebtedness was $83.2 million as of September 30, 2014.

(4)
Our ratio of consolidated funded indebtedness to consolidated EBITDAX (as defined in the EXCO Resources Credit Agreement) would have been 3.4 to 1.0 on a pro forma basis as if the sale of our interest in Compass had occurred and the proceeds received were used to reduce indebtedness under the EXCO Resources Credit Agreement on September 30, 2014.

The 2018 Notes mature in September 2018 and have a fixed interest rate of 7.5%. The 2022 Notes mature in April 2022 and have a fixed interest rate of 8.5%. The indentures governing the 2018 Notes and 2022 Notes contain incurrence covenants which restrict our ability to incur additional indebtedness or pledge assets.
There are certain risks arising from volatility in oil and/or natural gas prices that could impact our ability to meet debt covenants in future periods. In particular, our leverage ratio, as defined in the EXCO Resources Credit Agreement, is computed using a trailing 12 month computation of EBITDAX and only includes operations from non-guarantor subsidiaries and unconsolidated joint ventures to the extent that cash is distributed to entities under the credit agreement. As a result, our ability to maintain compliance with this covenant is negatively impacted when oil and/or natural gas prices and/or production declines over an extended period of time.
Capital expenditures
For the nine months ended September 30, 2014, our capital expenditures totaled $302.7 million, of which $249.6 million was related to drilling and development activities. Our development program during the nine months ended September 30, 2014 primarily focused on our properties in the Haynesville and Eagle Ford shales. During the nine months ended September 30, 2014, we operated three to six operated drilling rigs in the Haynesville shale focused on our core area in DeSoto Parish, Louisiana. In addition, we completed our 2014 drilling program in the Shelby area of East Texas which consisted of two operated drilling rigs. Our development program in the Eagle Ford shale focused on our core area in Zavala County, Texas and ranged from two to five operated drilling rigs during the nine months ended September 30, 2014. Our development program in the Eagle Ford shale also included limited drilling outside our core area as part of a farmout agreement.
Our capital expenditure program for the fourth quarter of 2014 will primarily focus on our properties in East Texas/North Louisiana and South Texas. Our development activities in the East Texas/North Louisiana region will focus on drilling and completion activities in the Haynesville and Bossier shales within DeSoto Parish, Louisiana and completions in the Shelby area of East Texas. Also, we have plans to continue our re-fracture stimulation program on certain mature Haynesville shale wells. Our development activities in the South Texas region will primarily focus on drilling and completion activities in the Eagle Ford shale within our core area and limited drilling outside of our core area as part of a farmout agreement. Our first centralized production facility in the region became operational in the fourth quarter of 2014 which allows us to begin production from certain wells that were waiting on completion as of September 30, 2014. We remain focused on efficiently managing our capital expenditures as part of our development program and allocating capital to projects that maximize our returns or meet our strategic objectives including the evaluation of other formations.
The following table presents our capital expenditures for the nine months ended September 30, 2014 and our forecasted capital expenditures for the remainder of 2014. These capital expenditures exclude Compass, which funded its capital expenditures through internally generated cash flows and its credit agreement.

	Nine Months Ended	October - December Forecast	Full Year Forecast
(in thousands)	September 30, 2014	2014	2014
Capital expenditures:
Development capital expenditures	$249,647	$91,353	$341,000
Field operations, gathering and water pipelines	16,926	5,074	22,000
Lease purchases	6,907	7,093	14,000
Seismic	337	1,663	2,000
Corporate and other	28,851	13,149	42,000
Total	$302,668	$118,332	$421,000
Capital commitments
During 2013, we entered into a participation agreement ("Participation Agreement") with a joint venture partner in the Eagle Ford shale to mitigate the impact of development expenditures on our capital resources and liquidity. EXCO is required to offer to purchase our joint venture partner's working interest in wells drilled that have been on production for approximately one year. These offers will be made on a quarterly basis for groups of wells based on a price defined in the Participation Agreement, subject to specific well criteria and return hurdles. These acquisitions are expected to increase the borrowing base under the revolving commitment of the EXCO Resources Credit Agreement and are expected to be funded with borrowings under the EXCO Resources Credit Agreement, cash flows from operations, or other financing arrangements. Our joint venture partner has the right to participate in certain wells drilled in the Eagle Ford shale outside of the core area, as defined under the Participation Agreement, however these wells are not included as part of the acquisition program. If our joint venture partner elects to participate in certain wells outside of our core area, we will share equally in the working interest of the well.
As of September 30, 2014, we have spud 70 wells and turned-to-sales 41 wells since the inception of the Participation Agreement which are expected to be included within acquisitions in future periods. During the fourth quarter of 2014, we expect to spud 14 wells and turn-to-sales 19 wells which will be included in future acquisitions. The timing of these acquisitions is dependent upon the date these wells are turned-to-sales, downtime during the year preceding the offer process and other factors. Prior to the acquisitions in future periods, our average working interest in wells developed under this agreement is approximately 17% and our joint venture partner's average working interest is approximately 50%. The remaining working interest is held by other third-party owners and is not part of the acquisition program.
Our average drilling and completion costs for wells that have been turned-to-sales in the joint venture area are $7.4 million per well, of which our joint venture partner's share of these costs is approximately $3.8 million per well and our share of these costs prior to the acquisition is $1.3 million per well. Our estimated average drilling and completion costs for wells that have been recently spud in the joint venture area are estimated to be $7.1 million per well, of which our joint venture partner's share of these costs is approximately $3.6 million per well and our share of these costs prior to the acquisition is $1.2 million per well. The first offer for wells drilled under the Participation Agreement is expected to occur in the first quarter of 2015 and we estimate that up to 7 wells will qualify for the offer process. We currently estimate that 35 to 40 wells will qualify to be included in offers during 2015; however, the extent and timing of these acquisitions in future periods will be dependent on the terms and conditions of the offer process.

Historical sources and uses of funds

Our primary sources of cash for the nine months ended September 30, 2014 were cash flows from operations and proceeds received from the Rights Offering, the issuance of the 2022 Notes and the sale of non-core assets. As a result of these sources of cash, we were able to significantly reduce our outstanding indebtedness under the EXCO Resources Credit Agreement.
Net increases (decreases) in cash are summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Net cash provided by operating activities	$358,365	$223,371
Net cash used in investing activities	(237,008)	(398,592)
Net cash provided by (used in) financing activities	(123,890)	163,070
Net decrease in cash	$(2,533)	$(12,151)
Operating activities
The primary factors impacting our cash flows from operating activities generally include: (i) levels of production from our oil and natural gas properties, (ii) prices we receive from sales of oil, natural gas and natural gas liquids production, including settlement proceeds or payments related to our oil and natural gas derivatives, (iii) operating costs of our oil and natural gas properties, (iv) costs of our general and administrative activities and (v) interest expense. Our cash flows from operating activities have historically been impacted by fluctuations in oil and natural gas prices and our production volumes.
For the nine months ended September 30, 2014, our net cash provided by operating activities was $358.4 million as compared to $223.4 million for the nine months ended September 30, 2013. The increase is primarily attributable to higher revenues from our recently acquired assets in the Haynesville and Eagle Ford shales as well as an increase in natural gas prices. In addition, the increase was due to changes in accounts receivable which provided cash of $60.2 million for the nine months ended September 30, 2014 as compared to $32.1 million of cash used for the nine months ended September 30, 2013. The decrease in accounts receivable was primarily due to timing of collections of our oil and natural gas sales. Also contributing to the increase were changes in accounts payable and other current liabilities which provided cash of $60.1 million and $13.8 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in accounts payable and other current liabilities was primarily due to advance billings to other working interest owners for our drilling and completion activities in the Eagle Ford shale. These increases were partially offset by cash payments of $32.2 million on derivative contracts for the nine months ended September 30, 2014 compared to cash receipts of $28.4 million for the same period in the prior year.
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

For the nine months ended September 30, 2014, our net cash used in investing activities was $237.0 million primarily due to drilling and development activities in the Haynesville and Eagle Ford shales. This was partially offset by approximately $68.2 million of proceeds received from the sale of our interest in certain non-operated assets in the Permian Basin. For the nine months ended September 30, 2013, our net cash used in investing activities was $398.6 million primarily due to the acquisition of Haynesville and Eagle Ford assets of $973.6 million and our proportionate share of Compass's acquisition of the shallow Cotton Valley assets. This was partially offset by $574.8 million in proceeds received as a result of the contribution of properties to Compass, the sale of undeveloped acreage to a joint venture partner for $130.9 million and the divestiture of certain properties for $37.9 million.
Financing activities
For the nine months ended September 30, 2014, our net cash used in financing activities was $123.9 million primarily due to $839.9 million in net payments of outstanding indebtedness under the EXCO Resources Credit Agreement, $40.6 million of dividend payments and $10.1 million of deferred financing costs primarily related to issuance of the 2022 Notes. This was offset by $500.0 million of gross proceeds received from issuance of the 2022 Notes and approximately $272.9 million of gross proceeds received from the Rights Offering. For the nine months ended September 30, 2013, our net cash provided by financing activities was $163.1 million primarily due to net borrowings under the EXCO Resources Credit Agreement to fund the acquisition of Haynesville and Eagle Ford assets and the additional borrowings of Compass to fund the acquisition of shallow Cotton Valley assets. In addition, we paid $33.5 million of deferred financing costs associated with amendments to the EXCO Resources Credit Agreement and $32.2 million in dividends on our common stock.
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
Our derivative financial instruments are comprised of oil and natural gas swaps, basis swaps, three-way collars and call option contracts. As of September 30, 2014, we had derivative financial instruments in place for the volumes and prices shown below:

(in thousands, except prices)	NYMEX gas volume - Mmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Bbls	Weighted average contract price per Bbl
Swaps:
Q4 2014	21,185	4.22	414	95.03
2015	40,167	4.22	976	93.19
Basis swaps:
Q4 2014	—	—	46	6.03
2015	—	—	91	6.10
Call options:
Q4 2014	5,060	4.29	92	100.00
2015	20,075	4.29	365	100.00
Three-way collars:
2015	16,425		—
Sold call		4.45		—
Purchased put		3.81		—
Sold put		3.31		—
2016	10,980		—
Sold call		4.80		—
Purchased put		3.90		—
Sold put		3.40		—

We proportionately consolidate the derivative financial instruments entered into by Compass; however the contracts of Compass involve separate master netting agreements with their counterparties. As of September 30, 2014, our proportionate share of Compass's derivative swap contracts covered 1,405 Mmmbtu of natural gas for the remainder of 2014 and 929 Mmmbtu of natural gas during 2015 at an average price of $4.15 and $3.98, respectively. As of September 30, 2014 our proportionate share of Compass's derivative swap contracts covered 23 Mbbls of oil for the remainder of 2014 and 64 Mbbls of oil during 2015 at an average price of $91.87 and $94.98, respectively.
Compass had derivative financial instruments that covered approximately 68% of production volumes for both the three and nine months ended September 30, 2014. Excluding our proportionate share of Compass's derivative financial instruments, we had derivative financial instruments that covered approximately 72% and 68% of production volumes during the three and nine months ended September 30, 2014, respectively.
See further details on our derivative financial instruments in "Note 7. Derivative financial instruments" and "Note 8. Fair value measurements" in the Notes to our Condensed Consolidated Financial Statements.
Off-balance sheet arrangements
As of September 30, 2014, we had no arrangements or any guarantees of off-balance sheet debt to third parties.
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
Our use of derivative financial instruments could have the effect of reducing our revenues and the value of our securities. For the nine months ended September 30, 2014, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $71.4 million for our oil and natural gas swap contracts. The ultimate settlement amount of our outstanding derivative financial instrument contracts is dependent on future commodity prices. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
Interest rate risk

At September 30, 2014, our exposure to interest rate changes related primarily to borrowings under the EXCO Resources Credit Agreement and the Compass Production Partners Credit Agreement. The interest rate per annum on the 2018 Notes is fixed at 7.5% and the interest rate per annum on the 2022 Notes is fixed at 8.5%. Interest is payable on borrowings under the EXCO Resources Credit Agreement and Compass Production Partners Credit Agreement based on a floating rate as more fully described in "Note 9. Debt" in the Notes to our Condensed Consolidated Financial Statements. At September 30, 2014, we had approximately $222.5 million in outstanding borrowings under the EXCO Resources Credit Agreement and $83.2 million of our proportionate share of outstanding borrowings under the Compass Production Partners Credit Agreement. A 1% increase in interest rates (100 bps) based on the variable borrowings as of September 30, 2014 would result in an increase in our interest expense of approximately $3.1 million per year. After giving effect for the repayment of indebtedness under the revolving commitment of the EXCO Resources Credit Agreement with proceeds from the sale of our interest in Compass, a 1% increase in interest rates (100 bps) based on the variable borrowings would result in an increase in our interest expense of approximately $1.0 million per year. The interest we pay on these borrowings is set periodically based upon market rates.

Item 4.     Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Exchange Act, EXCO's management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that EXCO's disclosure controls and procedures were effective as of September 30, 2014 to ensure that information that is required to be disclosed by EXCO in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to EXCO's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in EXCO's internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, EXCO's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are periodically a party to various litigation matters. We do not believe that any resulting liability from existing legal proceedings, individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases of common shares
The following table details our repurchase of common shares for the three months ended September 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1, 2014 - July 31, 2014	—	$—	—	$192.5
August 1, 2014 - August 31, 2014	—	—	—	192.5
September 1, 2014 - September 30, 2014	—	—	—	192.5
Total	—	$—	—

(1)	On July 19, 2010, we announced a $200.0 million share repurchase program.

Item 6.	Exhibits

See “Index to Exhibits” for a description of our exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC.
(Registrant)

Date:	October 29, 2014	/s/ Harold L. Hickey
Harold L. Hickey
President and Chief Operating Officer

/s/ Richard A. Burnett
Richard A. Burnett
Vice President, Chief Financial Officer
and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit

Number	Description of Exhibits

2.1
Haynesville Purchase and Sale Agreement, by and among Chesapeake Louisiana, L.P., Empress, L.L.C., Empress Louisiana Properties, L.P. and EXCO Operating Company, LP, dated July 2, 2013, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013 filed on October 30, 2013 and incorporated by reference herein.

2.2
Eagle Ford Purchase and Sale Agreement, by and between Chesapeake Exploration, L.L.C. and EXCO Operating Company, LP, dated July 2, 2013, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013 filed on October 30, 2013 and incorporated by reference herein.

2.3
Contribution Agreement, by and among BG US Gathering Company, LLC, EXCO Operating Company, LP and Azure Midstream Holdings LLC, dated as of October 16, 2013, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated October 16, 2013 and filed on October 22, 2013 and incorporated by reference herein.

2.4
Purchase Agreement, dated October 6, 2014, by and among EXCO Resources, Inc., a Texas corporation, EXCO Operating Company, LP, a Delaware limited partnership, EXCO Holding MLP, Inc., a Texas corporation, HGI Energy Holdings, LLC, a Delaware limited liability company, Compass Production Services, LLC, a Delaware limited liability company, and Compass Energy Operating, LLC, a Delaware limited liability company, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated October 6, 2014 and filed on October 10, 2014 and incorporated by reference herein.

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

4.11
Fourth Supplemental Indenture, dated May 12, 2014, by and among EXCO Resources, Inc., EXCO Land Company, LLC and Wilmington Trust Company, as trustee, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2014 and filed on July 30, 2014 and incorporated by reference herein.

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

10.38
Amendment No. 1 to Participation Agreement, dated April 17, 2014, among EXCO Operating Company, LP, Admiral A Holding L.P. and Admiral B Holding L.P., filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2014 and filed on July 30, 2014 and incorporated by reference herein.

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

10.51
Amendment Number One to the EXCO Resources, Inc. Management Incentive Plan, effective as of September 1, 2014, filed as an Exhibit to Amendment No. 1 to EXCO's Current Report on Form 8-K/A, dated August 6, 2014 and filed on September 5, 2014 and incorporated by reference herein.*

10.52
Retention Agreement, effective as of September 1, 2014, by and between Richard A. Burnett and EXCO Resources, Inc., filed as an Exhibit to Amendment No. 1 to EXCO's Current Report on Form 8-K/A, dated August 6, 2014 and filed on September 5, 2014 and incorporated by reference herein.*

10.53
Third Amendment to Amended and Restated Credit Agreement, dated as of October 21, 2014, by and among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated October 21, 2014 and filed on October 27, 2014 and incorporated by reference herein.

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