Form 10-K
period 2014-12-31
EXCO RESOURCES INC
filed 2015-02-25
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-32743
______________________________
EXCO RESOURCES, INC.
(Exact name of registrant as specified in its charter)
______________________________

Texas	74-1492779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12377 Merit Drive Suite 1700, LB 82 Dallas, Texas	75251
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 368-2084

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $0.001 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of February 19, 2015, the registrant had 273,763,414 outstanding common shares, par value $0.001 per share, which is its only class of common shares. As of the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares held by non-affiliates was approximately $897,416,000.
______________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement on Schedule 14A to be furnished to shareholders in connection with its 2015 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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

As of December 31, 2014, our Proved Reserves were approximately 1.3 Tcfe, of which 91% were natural gas and 47% were Proved Developed Reserves. As of December 31, 2014, the PV-10 and Standardized Measure of our Proved Reserves were approximately $1.5 billion. This represents an increase in Proved Reserves of 12% and PV-10 and Standardized Measure of 23% compared to the prior year. For the year ended December 31, 2014, we produced 135.7 Bcfe of oil, natural gas and natural gas liquids ("NGLs").

Our business strategy

Our primary strategy focuses on the exploitation and development of our shale resource plays, while continuing to evaluate complementary acquisitions that meet our strategic and financial objectives. We plan to carry out this strategy by leveraging our management and technical team’s experience, exploiting our multi-year inventory of development drilling locations in our shale plays, actively seeking acquisition opportunities, managing our liquidity and maintaining financial flexibility. We believe this will allow us to create long-term value for our shareholders.

Exploit our shale resource plays

Our primary focus is the development of our core areas as we exploit our extensive inventory of drilling opportunities. This includes a diverse portfolio of both oil and natural gas assets that provide us the optionality to allocate capital to enhance our returns under various commodity price environments. We hold significant acreage positions in three prominent shale plays in the United States:

•	East Texas and North Louisiana - we currently hold approximately 85,300 net acres in the Haynesville and Bossier shales;

•	South Texas - we currently hold approximately 52,900 net acres in the Eagle Ford shale; and

•	Appalachia - we currently hold approximately 157,000 net acres prospective in the Marcellus shale.

We have extensive amounts of technical and operational expertise within the Haynesville and Bossier shales. We have accumulated significant amounts of contiguous acreage and are one of the largest operators within this region. Our economies of scale and operational expertise have allowed us to efficiently develop our assets and minimize our costs through greater utilization of multi-well pads and existing infrastructure and facilities.

We have applied our technical and operational expertise from other shale plays to the Eagle Ford shale since we acquired the assets on July 31, 2013. We have realized significant improvements in our drilling performance and the optimization of our well design has yielded strong results. We have a participation agreement with a joint venture partner ("Participation Agreement") to develop certain assets in the Eagle Ford shale which allows us to diversify the risks associated with this development while establishing a platform for growth through the acquisition of oil-focused proved developed producing properties at attractive prices based on the offer process within the Participation Agreement. Our position also includes producing properties and undeveloped locations in the Eagle Ford shale, Buda formation and other formations which are not included as part of the Participation Agreement.

Our principal activities in the Marcellus shale are focused on technical evaluations of our acreage holdings and a disciplined appraisal drilling program. We will continue our appraisal program as we evaluate future development activities in 2015. A substantial portion of our shale resource play acreage is held-by-production, which gives us flexibility to control the timing of our development activities in the region.

Evaluate complementary acquisitions that meet our strategic and financial objectives

We continue to evaluate acreage opportunities and acquisitions of producing properties in our core areas. We believe we can leverage our technical expertise and economies of scale to maximize our returns in these areas. Our recent acquisition history has been focused on shale resource plays with an emphasis on the acquisition of undeveloped acreage. Our current business development focus is on evaluating acreage and producing property acquisition opportunities that are complementary to our current asset base.

Manage our liquidity and enhance financial flexibility

We actively manage our liquidity to ensure that we are able to execute our business strategies. We continuously review our portfolio and evaluate transactions that would enhance our liquidity and allow us to redeploy capital to other projects with higher rates of return. During 2014, we executed several key transactions that improved our liquidity and financial flexibility. We utilized the proceeds from these transactions to reduce indebtedness under our credit agreement ("EXCO Resources Credit Agreement"). These transactions included the following:

•
closed a rights offering and related private placement of our common shares ("Rights Offering") on January 17, 2014, which resulted in the issuance of 54,574,734 shares of our common shares for gross proceeds of $272.9 million;

•	sold our interest in certain non-operated assets in the Permian Basin, including producing wells and undeveloped acreage, for approximately $68.2 million;

•
completed a public offering of $500.0 million in aggregate principal amount of senior unsecured notes due April 15, 2022 ("2022 Notes"). We received net proceeds of approximately $490.0 million after offering fees and expenses; and

•	sold our entire interest in Compass Production Partners, L.P. ("Compass") for $118.8 million in cash.

Our board of directors approved a capital expenditure budget of up to $275.0 million for 2015. Our budget was designed to allocate capital based on projects with the highest rate of return and other strategic initiatives which will unlock additional value in our assets. We believe the capital budget is appropriate for the current commodity price environment and is expected to result in a reduction in capital expenditures of approximately 35% compared to the prior year. We expect the capital expenditure program will be funded primarily by our operating cash flows as well as borrowings under the EXCO Resources Credit Agreement. Our capital expenditure budget will allow us to preserve our liquidity and capital resources in preparation for future growth. We amended the EXCO Resources Credit Agreement on February 6, 2015, which modified our financial covenants which provides us with the financial flexibility to selectively develop our asset base while deferring a significant amount of our drilling inventory until commodity prices improve. In connection with the amendment, our borrowing base was reduced to $725.0 million as a result of the recent declines in commodity prices compared to prices in effect at the prior borrowing base redetermination. This would have resulted in pro forma liquidity of $586.2 million as of December 31, 2014.

We are evaluating potential transactions which would further enhance our liquidity including additional divestitures of non-core assets and cost reduction initiatives. As a result of the current commodity price environment, we have negotiated reductions in service costs with several key vendors and will continue to pursue further reductions. Also, we have implemented initiatives to reduce our general and administrative costs, including a 15% reduction in our workforce during 2015. The cost reduction initiatives will allow us to maximize our cash flows in a low commodity price environment.

We use derivative financial instruments to enhance our ability to execute our business plan over the entire commodity price cycle, protect our returns on investments and manage our capital structure. Our comprehensive derivative financial instrument program will help mitigate the impact of volatility in commodity prices and allow us to achieve more predictable cash flows.

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

Operational control

We operate a significant portion of our properties which allows us to manage our operating costs and better control capital expenditures as well as the timing of development and exploitation activities. Therefore, we are able to allocate our capital to the most attractive projects based on commodity prices, rates of return and industry trends. As of December 31, 2014, we operated 6,559 of our 7,066 gross wells, or wells representing approximately 93% of our Proved Developed Reserves. We have continued to demonstrate improved drilling and completion results in our operated areas while maintaining low capital and operating costs.

Skilled technical personnel and experienced management team

We have developed a workforce that has a significant number of highly skilled technical and operational personnel who have been successful in developing our shale resources. We leverage our technical expertise to exploit our asset base in an efficient and cost-effective manner. We believe our technical expertise gives us a competitive advantage in our key operating areas.

Our management team has extensive industry experience in acquiring, exploring, exploiting and developing oil and natural gas properties. We believe that our management team will be instrumental in executing a disciplined approach to accomplish our business strategies. Our board of directors is currently conducting a search for a new chief executive officer who will bring additional leadership, experience and expertise to our current management team.

Plans for 2015

Our plans for 2015 primarily focus on the exploitation and development of our core areas and cost containment throughout our organization. In response to the low commodity price environment, we plan to reduce our drilling program compared to the prior year. We believe the capital projects included in our plans for 2015 still provide attractive returns in a low commodity price environment. We will continue to focus on operational initiatives to enhance our well designs, optimize our base production and maximize the recoveries from our properties. We plan to focus on fiscal discipline which includes initiatives implemented to reduce our operating and general and administrative costs. Although our focus is on the exploitation and development of our current asset base, we will evaluate complementary acquisitions that meet our strategic and financial objectives.

Summary of geographic areas of operations

The following tables set forth summary operating information attributable to our principal geographic areas of operation as of December 31, 2014:

Areas	Total Proved Reserves (Bcfe) (1)	PV-10 (in millions) (1) (2)	Average daily net production (Mmcfe) (3)
East Texas/North Louisiana	881.2	$813.8	238
South Texas (4)	113.1	561.5	39
Appalachia and other	269.5	167.3	55
Total	1,263.8	$1,542.6	332

Areas	Estimated drilling locations (5)	Total gross acreage	Total net acreage
East Texas/North Louisiana	1,988	230,600	99,300
South Texas (6)	212	101,400	52,900
Appalachia and other	4,194	659,400	297,100
Total	6,394	991,400	449,300

(1)
The total Proved Reserves and PV-10 as of December 31, 2014 were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The estimated future plugging and abandonment costs necessary to compute PV-10 were computed internally.

(2)
The PV-10 data used in this table was based on reference prices using the simple average of the spot prices for the trailing 12 month period using the first day of each month beginning on January 1, 2014 and ending on December 1, 2014, of $4.35 per Mmbtu for natural gas and $94.99 per Bbl for oil, in each case adjusted for geographical and historical differentials. The price for NGLs was $33.03 per barrel and was computed on the trailing 12 month average of realized prices. Market prices for oil, natural gas and NGLs are volatile (see “Item 1A. Risk Factors-Risks Relating to Our Business”). We believe that PV-10, while not a financial measure in accordance with generally accepted accounting principles in the United States ("GAAP"), is an important financial measure used by investors and independent oil and natural gas producers for evaluating the relative significance of oil and natural gas properties and acquisitions due to tax characteristics which can differ significantly among comparable companies. The total Standardized Measure, a measure recognized under GAAP, as of December 31, 2014 was $1.5 billion. The Standardized Measure represents the PV-10 after giving effect to income taxes, and is calculated in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 932, Extractive Activities, Oil and Gas ("ASC 932"). Our existing net operating loss carryforwards eliminated estimated future income taxes for the year ended December 31, 2014. The amount of estimated future plugging and abandonment costs, the PV-10 of these costs and the Standardized Measure were determined by us. We do not designate our derivative financial instruments as hedges and accordingly, do not include the impact of derivative financial instruments when computing the Standardized Measure.

(3)	The average daily net production rate was calculated based on the average daily rate during the final month of the year ended December 31, 2014.

(4)
We are developing certain undeveloped acreage in the Eagle Ford shale pursuant to the Participation Agreement. Under this agreement, we assign half of our working interest in a well to the joint venture partner upon commencement of development. Therefore, we have only included half of our current working interest in the undeveloped locations subject to this agreement within our Proved Reserves. We have not incorporated the impact of future acquisitions under the Participation Agreement within our Proved Reserves.

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

(6)
The acreage in this region includes 41,600 net acres outside of our core area in Zavala County that are subject to our joint venture partner's right to participate in each proposed well. The acreage outside of our core area is not subject to the Participation Agreement.

Our development and exploitation project areas

Appalachia
Marcellus Shale
East Texas/North Louisiana
Haynesville/Bossier Shale
South Texas
Eagle Ford Shale

East Texas/North Louisiana

The East Texas/North Louisiana area is our largest producing region with operations focused on the Haynesville and Bossier shales. Our Haynesville shale acreage is primarily located in DeSoto and Caddo Parishes in Louisiana and in Harrison, Panola, Shelby, San Augustine and Nacogdoches Counties in Texas. Our acreage in this region is predominantly held-by-production. The Haynesville shale is located at depths of 12,000 to 14,500 feet and is being developed with horizontal wells that typically have 4,000 to 6,000 foot laterals in the Holly area of North Louisiana and 6,000 to 8,000 foot laterals in the Shelby area of East Texas. The Bossier shale lies just above certain portions of the Haynesville shale and also contains rich deposits of natural gas.

Our development drilling program in the Haynesville shale is concentrated in the Holly area in DeSoto Parish, Louisiana and the Shelby area in East Texas. At December 31, 2014, we operated three drilling rigs focused on the Haynesville shale. During 2015, we plan to operate an average of three drilling rigs to drill approximately 25 gross (11.9 net) wells and complete approximately 32 gross (17.6 net) wells. The 2015 program will be focused on the development of the Shelby area of East Texas based on the recent success of our drilling program in the area which has resulted in strong well performance. As of December 31, 2014, our average operated shale natural gas production was approximately 589 gross (224.4 net) Mmcfe per day. Including non-operated volumes, our total net production from the Haynesville and Bossier shales was 241.1 Mmcfe per day as of December 31, 2014.

Shelby area

Our position in the Shelby area primarily consists of 31,600 net acres in San Augustine, Sabine, Nacogdoches, and Shelby Counties. This includes approximately 14,400 net acres that were included as part of an acquisition focused on producing properties during 2014 and primarily consists of small undivided interests including a portion that is subject to continuous drilling obligations to hold the acreage. Excluding this recently acquired acreage, approximately 95% of our net acres are held-by-production in the Shelby area. As of December 31, 2014, we had a total of 84 gross (37.1 net) operated horizontal wells flowing to sales. Prior to 2014, our activity in this area consisted of delineating the acreage, establishing infrastructure, performing technical evaluations, testing completion designs and evaluating flowback methodologies. Our drilling program during 2014 was designed to include enhanced completion methods, longer laterals and a more restricted flowback program. As part of our restricted flowback program, we have been managing the choke size to limit the production of the wells to 10 Mmcf or less per day. The restricted flowback program limits the initial production of the wells; however, we anticipate it will increase the estimated ultimate recoveries. The more conservative flowback, along with the other design changes, are yielding strong well performance as evidenced by a minimal reduction in flowing pressures over time. We drilled 8 gross (3.9 net) wells in the area during 2014, which includes 5 gross (2.4 net) operated wells in the Haynesville shale and 3 gross (1.5 net) operated wells in the Bossier shale. We are experiencing strong results from both the Haynesville and Bossier shale wells which resulted in significant upward revisions to our Proved Reserves during 2014, due to improved well performance.

We plan to build on our recent success in the region by drilling 22 gross (9.4 net) wells in the Shelby area during 2015. The drilling program in this region provides attractive rates of return even in a low commodity price environment. We have approximately 250 operated undeveloped locations in this area which provide a platform for future growth.

Holly area

Our position in the Holly area consists of 29,400 net acres in DeSoto Parish and 9,000 net acres in Caddo Parish, which are all held-by-production. At December 31, 2014, we had three drilling rigs running in the area and a total of 397 gross (193.1 net) operated horizontal wells flowing to sales. Our drilling program in the area during 2014 consisted of 39 gross (21.0 net) operated wells drilled in the Haynesville shale based on spacing of four to six wells per section. As of December 31, 2014, we had 48 developed units and 29 undeveloped units. We have also utilized a more restricted flowback program on recent wells turned-to-sales in the area similar to the restricted flowback program that was successful in the Shelby area. We completed 5 gross (2.8 net) refracs on operated wells during 2014 and the wells exhibited strong performance as evidenced by the minimal reduction in production and pressure since the refrac stimulation. The refracs consist of a second fracture stimulation treatment in an existing well to re-stimulate the shale reservoir. This will enhance the connection from the reservoir to the wellbore to increase productivity and more effectively produce the resources. We estimate the cost of the refracs to range from $1.0 million to $2.5 million and we are currently analyzing the results of the tests performed-to-date in order to assess the impact on the recoveries from the wells. We drilled a test well in the Bossier shale in DeSoto Parish in the fourth quarter 2014 to further assess the potential of the formation. We utilized similar enhanced completion methods that have proven to be successful in our recent Haynesville shale development. The well was completed and turned-to-sales in early 2015 and we are currently evaluating the results of the test. The results of our evaluation of the Bossier shale within the Holly area could result in over 300 additional drilling locations.

Our plans for 2015 include drilling 3 gross (2.5 net) wells and completing our inventory of 15 gross (9.2 net) operated wells that have been drilled. We plan to continue to utilize our enhanced completion techniques including more proppant and a restricted flowback program. In addition, we plan to perform 1 gross (0.6 net) refracs on operated wells during 2015.

East Texas/North Louisiana operating effectiveness

We have focused on improving the efficiency of our drilling and completion operations which has resulted in reductions to our well costs. In DeSoto Parish, our average drilling and completion costs per well were $7.1 million during 2014, $7.0 million during 2013 and $8.3 million during 2012. We were able to achieve these reductions in costs while improving our well design through enhanced drilling and completion techniques including more proppant per lateral foot. We continue to achieve improved drilling times per well and are currently averaging 32 days from spud to rig release for a typical 16,500 foot Haynesville well in DeSoto Parish.

In the Shelby area, our average drilling and completion costs per well were $12.1 million during 2014. The average lateral length for these wells was 6,500 feet and represents some of our longest laterals drilled-to-date in the region. During 2015, we expect the average cost per well to decrease as a result of economies of scale in connection with our increased development program and multi-well pad design.

In addition, we believe the current commodity price environment will likely result in the reduction of service costs throughout the industry. We will remain focused on reducing our well costs attributable to drilling while continuing to optimize our completions. We have continued to improve our well design by increasing the amount of proppant used in the hydraulic fracturing process on recent completions. These changes in our well design have improved our well performance and estimated ultimate recoveries. We have implemented several initiatives to enhance and manage our base production in the region. This includes a compression program, foamer injection program and the installation of artificial lift. Our compression program included the installation of two interim lateral compressor units during the year. We recently secured a contract with our midstream service provider for additional compression services in the Holly area which are expected to begin in the third quarter of 2015. We have seen sustained performance improvement from these initiatives as evidenced by a flattening of our base production decline.

Our production operations team is focused on lowering our direct operating costs including water management, efficient utilization of our personnel, equipment rentals and chemicals. We are in the process of negotiating reductions in service costs with certain vendors as a result of the current commodity price environment. Through the use of automation at the well sites, we can better utilize company personnel time to perform maintenance work and reduce the use of third party services. We also have an operations tracking database system in place that enables us to be proactive in maintenance and repairs which results in cost efficiencies. We plan to continue to efficiently manage our chemical programs which will allow us to reduce costs by minimizing well intervention work.

We have a Dallas-based operations control center that is staffed 24 hours a day that monitors our Haynesville, Bossier, Eagle Ford and Marcellus shale wells. This control system gives us the ability to monitor and control natural gas flow over a large portion of our fields, which allows us to optimize the daily natural gas flow from our assets and minimize downtime.

South Texas

We acquired assets in the South Texas region in July 2013 focused on the Eagle Ford shale that included 120 producing wells and undeveloped acreage. Our position in this region includes 52,900 net acres covering portions of Zavala, Dimmit and Frio Counties, Texas. Our acreage in the Eagle Ford shale is in the oil window and averages 375 feet in gross thickness at true vertical depths ranging from 5,400 to 6,800 feet. Our lateral lengths average 7,100 feet and range from 5,000 to 9,000 feet and the total measured depth averages 14,600 feet. Our acreage in the area is primarily held-by-production and also includes additional upside in formations such as the Austin Chalk, Buda and Pearsall formations.

We drilled 63 gross (10.9 net) wells in the core area of Zavala County during the year ended December 31, 2014. Our drilling utilized a multi-well pad design followed by fracture stimulating the group of wells simultaneously. These well development groups range from 4 to 12 wells and allow us to maximize reserves recovery while reducing costs. We turned-to-sales 53 gross (9.2 net) wells during the year ended December 31, 2014 within our core area. We drilled 11 gross (5.3 net) wells and turned-to-sales 10 gross (4.2 net) wells outside of our core area during the year ended December 31, 2014. The acreage for the wells drilled outside of our core area was primarily earned through a farmout agreement and additional leasing which has allowed us to expand our position in the region. The wells drilled outside of the core area are not included as part of the acquisition program under the Participation Agreement with our joint venture partner and typically have a higher working interest compared to new wells drilled in our core area. The most recent wells turned-to-sales both inside and outside our core area featured enhanced completion methods and have provided our best results to date in the region. As of December 31, 2014, our average operated shale oil production was approximately 23,100 gross (6,200 net) barrels of oil per day from 209 gross (107.7 net) wells.

We have reduced our drilling activity in South Texas in response to lower crude oil prices and plan to average one rig throughout 2015. Our 2015 capital program is designed to preserve leasehold commitments, fulfill continuous drilling obligations and drill key test wells in the Buda formation. We plan to spend a total of $66.0 million in this region during 2015, of which $59.0 million will be spent to spud 23 gross (7.1 net) horizontal wells and turn to sales 44 gross (10.7 net) horizontal wells. We plan to turn-to-sales 33 gross (5.7 net) Eagle Ford shale horizontal wells in our core area acreage, and 11 gross (5.0 net) horizontal well outside of our core area. Our plans for 2015 include 1 gross (0.5 net) operated well and 3 gross (0.5 net) non-operated wells drilled in the Buda formation. The Buda formation has the potential to add drilling locations to our inventory characterized by low capital intensity with high rates of return. The average cost per well in the Buda formation as part of our 2015 capital program range from $2.5 million to $3.5 million and do not require hydraulic fracturing since the formation contains natural fractures. Our capital program during 2015 also includes $7.0 million to fund pumping units to optimize our production and infrastructure development to reduce future operating costs.

South Texas operational effectiveness

We have utilized our expertise from other shale developments and have realized significant operational efficiencies in our Eagle Ford assets. This includes improved drilling times per well which are currently averaging 12 days from spud to rig release and the current average drilling and completion costs per well are approximately $7.1 million. Additionally, we recently secured a completion contract that will further reduce our fracture stimulation costs. We continue to implement initiatives to optimize and increase the efficiency of our production including the installation of artificial lift. We installed 87 additional pumping units during 2014 and plan to install 57 units during 2015. The pumping units installed to-date have been successful in flattening our base production decline.

We engaged a third party to construct central production facilities in our core area to increase the efficiency of our production. These facilities will also reduce our costs during the completion phase of certain properties since multiple wells on a pad will utilize the same connections to the central facilities. The first and second central production facilities became operational in the fourth quarter of 2014 and we began production from wells connected to this system. As of December 31, 2014, these central facilities have allowed us to produce 27 gross (5.5 net) wells into the system. The third central production facility became operational in the first quarter of 2015. A pipeline is currently being constructed from the central facilities to an oil pipeline in Dilley, Texas and is expected to be operational in the second quarter or third quarter of 2015. We are evaluating the design of an electrical distribution network over the core development area that will provide a more efficient cost structure to operate the field. We were also able to significantly reduce our operating costs in the region during 2014 through the execution of several initiatives including decreased saltwater disposal costs and reduced reliance on third-party contractors. We plan to implement additional cost reduction initiatives during 2015 and expect a reduction in our service costs as a result of the current commodity price environment. We have already negotiated reductions in service costs with certain key vendors including rental equipment and chemical treating programs.

Appalachia

Our operations in the Appalachia region have primarily included testing and selectively developing the Marcellus shale with horizontal drilling while maintaining our existing conventional production from shallow vertical wells. We currently hold approximately 290,000 net acres in the Appalachian basin, with approximately 157,000 of these net acres prospective for the Marcellus shale. A significant amount of this acreage is held-by-production. Of the Marcellus shale acreage that is not held-by-production, 29,900 net acres are scheduled to expire prior to 2018. As of December 31, 2014, we operated a total of 5,736 gross (2,708.1 net) vertical shallow wells flowing to sales with an average gross production rate of approximately 29 gross (11.9 net) Mmcfe per day. As of December 31, 2014 we operated a total of 126 gross (45.7 net) horizontal wells in the Marcellus shale with an average gross production rate of approximately 141 gross (38.6 net) Mmcfe per day. Including non-operated volumes, our net production in the Appalachia region was 52.5 Mmcfe per day as of December 31, 2014.

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

Marcellus shale

We previously suspended our drilling program in this region in response to lower realized natural gas prices from the widening of regional price differentials in order to focus on projects with higher rates of return. A significant amount of our acreage is held-by-production, which allows us to control the timing of the development of this region. We are encouraged by the recent results of our wells turned-to-sales in this region and will be resuming our appraisal drilling program in 2015. Our plans for 2015 include the drilling of 2 gross (0.7 net) operated appraisal wells in Sullivan County targeting the Marcellus shale near recent successful results. These successful results include our most recent well turned-to-sales in October 2013 which had cumulative production of 2.7 Bcfe as of December 31, 2014. We have an extensive inventory of undeveloped locations prospective for the Marcellus shale that would provide attractive rates of return in an improved commodity price environment. We have the ability to wait for the optimal time to develop these locations since most of the prospective acreage is held-by-production.

Marcellus shale operational effectiveness

We have effectively managed our base production declines as a result of increased automation and surveillance equipment to reduce downtime as well as artificial lift installations. We recently restructured our field organization to better align the operations personnel with the asset base and reduce our operating costs.

Our hydraulic fracturing activities

Oil and natural gas may be recovered from our properties through the use of sophisticated drilling and hydraulic fracturing techniques. Hydraulic fracturing involves the injection of water, sand, gel and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Our hydraulic fracturing activities are primarily focused in the Eagle Ford shale in South Texas, Haynesville and Bossier shales in East Texas/North Louisiana and Marcellus shale in the Appalachia region. Predominantly all of our Proved Reserves are associated with shale assets in these areas.

Although the cost of each well will vary, the costs associated with hydraulic fracturing activities on average represent the following portions of the total costs of drilling and completing a well: 15-25% in the Haynesville and Bossier shale formation; 30-40% in the Eagle Ford shale formation; and 25-35% in the Marcellus shale formation.

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

For more information on the risks of hydraulic fracturing, see “Item 1A. Risk Factors-Our business exposes us to liability and extensive regulation on environmental matters, which could result in substantial expenditures” and “Item 1A. Risk Factors-Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.”

Our oil and natural gas reserves

Our Proved Reserves as of December 31, 2014 were approximately 1.3 Tcfe, of which approximately 96% were related to our shale properties. Of our Proved Reserves attributed to shale properties, approximately 69% were located in the Haynesville/Bossier shale, 18% in the Marcellus shale and 9% in the Eagle Ford shale. Our non-shale Proved Reserves represented approximately 4% of total Proved Reserves as of December 31, 2014, which consisted primarily of conventional assets in the Appalachia region.

The following table summarizes Proved Reserves as of December 31, 2014, 2013 and 2012. This information was prepared in accordance with the rules and regulations of the SEC. The comparability of our reserves is impacted by purchases and sales of reserves in place, production, revisions of previous estimates and discoveries and extensions.  See "Management's discussion and analysis of oil and natural gas reserves" for a summary of the changes in our Proved Reserves.

	As of December 31,
	2014	2013	2012
Oil (Mbbls)
Developed	14,429	11,274	4,371
Undeveloped	3,258	4,104	1,199
Total	17,687	15,378	5,570

Natural gas (Mmcf)
Developed	502,314	657,116	917,326
Undeveloped	652,714	359,363	18,806
Total	1,155,028	1,016,479	936,132

Natural gas liquids (Mbbls)
Developed	387	2,088	4,784
Undeveloped	54	495	1,855
Total	441	2,583	6,639

Equivalent reserves (Mmcfe)
Developed	591,210	737,291	972,256
Undeveloped	672,586	386,954	37,130
Total	1,263,796	1,124,245	1,009,386

PV-10 (in millions) (1)
Developed	$1,117.6	$1,153.5	$666.0
Undeveloped	425.0	98.8	30.1
Total	$1,542.6	$1,252.3	$696.1

Standardized Measure (in millions) (2)	$1,542.6	$1,252.3	$696.1

(1)
The PV-10 is based on the following average spot prices, in each case adjusted for historical differentials. Prices presented on the table below are the trailing 12 month simple average spot price at the first of the month for natural gas at Henry Hub and West Texas Intermediate crude oil at Cushing, Oklahoma. Our NGL price was computed using the trailing 12 month average of realized prices.

	Average spot prices
	Oil (per Bbl)	Natural gas (per Mmbtu)	Natural gas liquids (per Bbl)
December 31, 2014	$94.99	$4.35	$33.03
December 31, 2013	96.78	3.67	39.92
December 31, 2012	94.71	2.76	46.57

(2)	There is no difference in Standardized Measure and PV-10 for all years presented as the impacts of net operating loss carry-forwards eliminated future income taxes.

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

Management has established, and is responsible for, internal controls designed to provide reasonable assurance that the estimates of Proved Reserves are computed and reported in accordance with rules and regulations promulgated by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls include documented process workflows, qualified professional engineering and geological personnel with specific reservoir experience and investment in on-going education with emphasis on emerging technologies. These emerging technologies are of particular importance as they relate to our shale plays. Our internal audit function routinely tests our processes and controls. We also retain outside independent engineering firms to prepare or audit estimates of our Proved Reserves. Senior management reviews and approves our reserve estimates, whether prepared internally or by third parties. Our Vice President of Engineering oversees our outside independent engineering firms, Lee Keeling and Associates, Inc. ("Lee Keeling"), Netherland, Sewell & Associates, Inc. ("NSAI"), and Ryder Scott Company, L.P. ("Ryder Scott") in connection with the preparation of their estimates of our Proved Reserves or their audit of the Proved Reserves prepared by EXCO's internal engineers. Our Vice President of Engineering is a registered Professional Engineer with over 36 years of experience in the oil and natural gas industry and has served in various leadership roles with the Gas Research Institute, the Society of Petroleum Engineers and the Society of Women Engineers. She is a graduate of Pennsylvania State University with a degree in Petroleum and Natural Gas Engineering. During her career, our Vice President of Engineering has been involved in oil and natural gas reserves analysis and estimation for both major oil companies and independents. Our Chief Operating Officer and our Vice President of Engineering, with input from other members of senior management, are responsible for the selection of our third-party engineering firms and receive the reports generated by such firms. The third-party engineering reports are provided to our audit committee, which meets annually with the engineering firms to review and discuss the procedures for determining the estimates or auditing of our oil and natural gas reserves.

The estimates of Proved Reserves and future net cash flows for our non-shale properties as of December 31, 2014, 2013 and 2012 have been prepared by Lee Keeling. Our estimated Proved Reserves and future net cash flows for our shale properties in the South Texas region were prepared by Ryder Scott as of December 31, 2014 and 2013. Our estimated Proved Reserves and future net cash flows for our shale properties in all regions except South Texas were prepared by NSAI as of December 31, 2014 and 2012, and were prepared by our internal engineers and audited by NSAI as of December 31, 2013. Lee Keeling, NSAI and Ryder Scott are independent petroleum engineering firms that perform a variety of reserve engineering and valuation assessments for public and private companies, financial institutions and institutional investors. Lee Keeling, NSAI and Ryder Scott have performed these services for over 50 years. Our internal technical employees responsible for reserve estimates and interaction with our independent engineers include corporate officers with petroleum and other engineering degrees, professional certifications and industry experience similar to those of our independent engineering firms.

Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm's extensive visits, collection of any and all required geological, geophysical, engineering and economic data, and such firm's complete external preparation of all required estimates and are forward-looking in nature. These reports rely on various assumptions, including definitions and economic assumptions required by the SEC, including the use of constant oil and natural gas pricing, use of current and constant operating costs and capital costs. We also make assumptions relating to availability of funds and timing of capital expenditures for development of our Proved Undeveloped Reserves. These reports should not be construed as the current market value of our Proved Reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, we cannot ensure that the Proved Reserves will ultimately be realized. Our actual results could differ materially. See “Note 18. Supplemental information relating to oil and natural gas producing activities (unaudited)” of the Notes to our Consolidated Financial Statements for additional information regarding our oil and natural gas reserves and the Standardized Measure.

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

Management's discussion and analysis of oil and natural gas reserves

The following discussion and analysis of our proved oil and natural gas reserves and changes in our Proved Reserves is intended to provide additional guidance on the operational activities, transactions, economic and other factors which significantly impacted our estimate of Proved Reserves as of December 31, 2014 and changes in our Proved Reserves during 2014. This discussion and analysis should be read in conjunction with “Note 18. Supplemental information relating to oil and natural gas producing activities (unaudited)” and in “Item 1A. Risk Factors” addressing the uncertainties inherent in the estimation of oil and natural gas reserves elsewhere in this Annual Report on Form 10-K. The following table summarizes the changes in our Proved Reserves from January 1, 2014 to December 31, 2014.

	Oil (Mbbls)	Natural gas (Mmcf)	Natural gas liquids (Mbbls)	Equivalent natural gas (Mmcfe)
Proved Developed Reserves	14,429	502,314	387	591,210
Proved Undeveloped Reserves	3,258	652,714	54	672,586
Total Proved Reserves (1)	17,687	1,155,028	441	1,263,796
The changes in reserves for the year are as follows:
January 1, 2014	15,378	1,016,479	2,583	1,124,245
Purchases of reserves in place	—	7,316	—	7,316
Discoveries and extensions	4,164	69,902	107	95,528
Revisions of previous estimates (2):
Changes in price	45	167,302	127	168,334
Other factors	1,737	120,850	(8)	131,224
Sales of reserves in place	(1,401)	(105,841)	(2,144)	(127,111)
Production	(2,236)	(120,980)	(224)	(135,740)
December 31, 2014	17,687	1,155,028	441	1,263,796

(1)
Total Proved Reserves quantities on a per Mcfe basis are comprised of 91% natural gas, 8% oil, and 1% NGLs. Our future cash inflows from our total Proved Reserves as of December 31, 2014 were comprised of 74% natural gas and 26% oil.

(2)
Revisions of previous estimates include both reserves in place at the beginning of the year, acquisitions and divestitures during the year. There were no reclassifications of Proved Undeveloped Reserves to unproved reserves during 2014 pursuant to the five year development rule established by the SEC.

Purchases of reserves in place

Purchases of reserves in place consisted primarily of our acquisition of certain proved developed producing properties in the Shelby area of East Texas. The reserve quantities attributable to purchases of reserves in place were calculated based on our estimates and assumptions as of the respective acquisition dates.

Discoveries and extensions

Proved Reserves additions from discoveries and extensions in 2014 were 95.5 Bcfe which were primarily due to 48.7 Bcfe, 26.2 Bcfe and 19.7 Bcfe of discoveries and extensions from our Haynesville shale, Eagle Ford shale and Bossier shale, respectively. The discoveries and extensions in the Haynesville and Bossier shales were primarily due to our development of the Shelby area of East Texas. The discoveries and extensions in the Eagle Ford shale were due to continued development of our core area as well as the development of properties as part of a farm-out agreement outside of our core area.

Revisions of previous estimates

Our revisions of previous estimates included upward revisions to our Proved Reserve quantities of 168.3 Bcfe as a result of an increase in price, which extended the economic life of certain producing properties and resulted in the reclassification of unproved locations to Proved Undeveloped properties that became economical when using prices prescribed by the SEC. This change in price was primarily driven by the increase in the trailing 12 month average of natural gas prices from $3.67 per Mmbtu for the year-ended December 31, 2013 to $4.35 per Mmbtu for the year ended December 31, 2014. As a result of the recent decline in oil and natural gas prices, we expect downward revisions to our Proved Reserve quantities in 2015 if prices do not increase. The decrease in price could shorten the economic life of our properties or result in the reclassification of Proved Undeveloped properties to unproved properties if they are not economical when using prices prescribed by the SEC.

Our revisions of previous estimates also included 131.2 Bcfe upward revisions due to performance and other factors. This included 67.1 Bcfe of upward revisions in the Shelby area based on improved well performance as a result of enhanced completion methods including more proppant, longer laterals and a more restricted flowback. The upward revisions also included 45.9 Bcfe from our Appalachia region based on additional historical results incorporated to our reserve estimates which indicated a shallower decline than previously forecasted and improvements to our well design including longer laterals which improved our recoveries.

Sales of reserves in place

Sales of reserves in place primarily consisted of our proportionate share of conventional properties held by Compass which closed on October 31, 2014. The reserve quantities attributable to sales of reserves in place were calculated based on our estimates and assumptions as of the respective divestiture dates.
Oil and natural gas production

Total oil and natural gas production in 2014 was 135.7 Bcfe, which included approximately 3.3 Bcfe in production from extensions and discoveries that were not reflected in our Proved Reserves at January 1, 2014.

Proved Undeveloped Reserves

The following table summarizes the changes in our Proved Undeveloped Reserves, all of which are expected to be developed within five years, for the year ended December 31, 2014:

Mmcfe
Proved Undeveloped Reserves at January 1, 2014	386,954
Purchases of Proved Undeveloped Reserves in place	—
Sales of Proved Undeveloped Reserves	(4,526)
New discoveries and extensions (1)	63,018
Proved Undeveloped Reserves transferred to developed (2)	(71,776)
Proved Undeveloped Reserves transferred to unproved (3)	—
Other revisions of previous estimates of Proved Undeveloped Reserves (4)	298,916
Proved Undeveloped Reserves at December 31, 2014	672,586

(1)
Approximately 64%, 18% and 18% of the discoveries and extensions of Proved Undeveloped Reserves in 2014 occurred in the Haynesville shale, Bossier shale and Eagle Ford shale, respectively. The discoveries and extensions in the Haynesville and Bossier shales were primarily due to our development of the Shelby area of East Texas.

(2)
Approximately 91% and 9% of the Proved Undeveloped Reserves transferred to Proved Developed Reserves were in the Haynesville shale and Eagle Ford shale, respectively. Capital costs incurred to convert Proved Undeveloped Reserves to Proved Developed Reserves were $132.9 million.

(3)
Represents Proved Undeveloped Reserves that were reclassified to unproved pursuant to the five year development rule established by the SEC. We did not reclassify any Proved Undeveloped Reserves to unproved reserves during 2014.

(4)
The other revisions of previous estimates included upward revisions due to price of 159.8 Bcfe and upward revisions due to performance and other factors of 118.9 Bcfe. The revisions due to price primarily related to increased natural gas prices which resulted in the reclassification of unproved locations to Proved Undeveloped properties that became economical when using the prices prescribed by the SEC. The revisions due to performance and other factors primarily consisted of improved well performance in Haynesville and Bossier shale wells in the Shelby area of East Texas and Marcellus shale wells in the Appalachia region.

Impacts of changes in reserves on depletion rate and statements of operations in 2014

Our depletion rate increased to $1.90 per Mcfe in 2014 from $1.47 per Mcfe in 2013. The increase was primarily due to the acquisition of assets in the Haynesville and Eagle Ford shales during the third quarter of 2013 which increased our depletable base. The oil producing assets in the Eagle Ford shale result in a higher depletion rate when calculated on a per Mcfe basis compared to the rest of our properties.

Our production, prices and expenses

The following table summarizes revenues, net production, average sales price per unit and costs and expenses associated with the production of oil, natural gas and NGLs.

	Year Ended December 31,
(in thousands, except production and per unit amounts)	2014	2013	2012
Revenues, production and prices:
Oil:
Revenue	$196,316	$111,440	$62,119
Production sold (Mbbls)	2,236	1,188	704
Average sales price per Bbl	$87.80	$93.80	$88.24
Natural gas:
Revenue	$457,946	$514,309	$462,422
Production sold (Mmcf)	120,980	153,321	182,644
Average sales price per Mcf	$3.79	$3.35	$2.53
Natural gas liquids:
Revenue	$6,007	$8,560	$22,068
Production sold (Mbbls)	224	243	510
Average sales price per Bbl	$26.82	$35.23	$43.27
Costs and Expenses:
Oil and natural gas operating costs per Mcfe	$0.47	$0.38	$0.41

We had two fields that exceeded 15% of our total Proved Reserves as of December 31, 2014. The Holly field and Shelby field represented approximately 53% and 16% of our total Proved Reserves, respectively. The following table provides additional information related to our Holly and Shelby fields:

	Year Ended December 31,
	2014	2013	2012
Holly field:
Natural gas production sold (Mmcf)	82,299	107,746	111,629
Average price per Mcf	$4.02	$3.39	$2.47
Oil and natural gas operating costs per Mcf	0.22	0.13	0.11
Shelby field:
Natural gas production sold (Mmcf)	10,314	12,020	24,764
Average price per Mcf	$3.90	$3.32	$2.48
Oil and natural gas operating costs per Mcf	0.33	0.28	0.17

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

	At December 31, 2014
	Gross wells (1)			Net wells
	Oil	Natural gas	Total	Oil	Natural gas	Total
Producing region:
East Texas/North Louisiana	—	691	691	—	246.6	246.6
South Texas	220	5	225	108.0	2.2	110.2
Appalachia and other	338	5,812	6,150	165.2	2,629.9	2,795.1
Total	558	6,508	7,066	273.2	2,878.7	3,151.9

(1)	As of December 31, 2014, we held interests in 1 gross well with multiple completions.

As of December 31, 2014, we operated 6,559 gross (3,095.4 net) wells, which represented approximately 93% of our proved developed producing reserves.

Our drilling activities

Our drilling activities are primarily focused on horizontal drilling in shale plays, particularly in the Haynesville, Bossier, Eagle Ford and Marcellus shales. During 2013, we began drilling activities on the properties acquired in the Eagle Ford shale in South Texas. The following tables summarize our approximate gross and net interests in the operated wells we drilled during the periods indicated and refer to the number of wells completed during the period, regardless of when drilling was initiated. At December 31, 2014, we had 8 gross (3.3 net) wells being drilled and 40 gross (14.7 net) wells being completed or awaiting completion.

	Development wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2014 (1)	98	—	98	29.6	—	29.6
Year ended December 31, 2013	105	2	107	48.7	0.5	49.2
Year ended December 31, 2012	169	2	171	73.8	1.9	75.7

	Exploratory wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2014 (1)	—	—	—	—	—	—
Year ended December 31, 2013 (2)	15	—	15	7.7	—	7.7
Year ended December 31, 2012 (3)	6	—	6	2.2	—	2.2

(1)
We did not complete any exploratory wells in 2014, but did initiate the drilling of one exploratory well in the Bossier shale in North Louisiana late in 2014. Our development wells in 2014 included the Haynesville and Bossier shales in DeSoto Parish, Louisiana, and the Shelby area of East Texas. Our development wells also included the Eagle Ford shale in our core area in Zavala County, Texas and certain wells outside our core area as part of a farmout agreement. The wells outside of our core area are considered development wells as a result of a successful drilling program in this area in 2014.

(2)
Exploratory wells in 2013 included certain wells drilled in the Eagle Ford shale under the farmout agreement outside of our core area in Zavala County, Texas and certain wells in the Marcellus shale in Jefferson, Clarion and Sullivan Counties, Pennsylvania.

(3)	Exploratory wells in 2012 include certain wells drilled in the Marcellus shale formation in Jefferson and Sullivan Counties, Pennsylvania.

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

	At December 31, 2014
	Developed		Undeveloped
Area	Gross	Net	Gross	Net
East Texas/North Louisiana	149,700	71,700	80,900	27,600
South Texas	93,500	48,100	7,900	4,800
Appalachia	397,300	181,000	253,500	109,000
Other	4,400	3,200	4,200	3,900
Total	644,900	304,000	346,500	145,300

The primary term of our oil and natural gas leases expire at various dates. Most of our undeveloped acreage is held-by-production, which means that these leases are active as long as we produce oil or natural gas from the acreage or comply with certain lease terms. Upon ceasing production, these leases will expire. We have 22,100, 9,600 and 5,000 net acres with leases expiring in 2015, 2016 and 2017, respectively. In addition, we have 11,500 net acres that are subject to continuous drilling obligations which are primarily located in the Shelby area of East Texas. Predominantly all of our expiring acreage is located within our shale resource plays. We are currently evaluating plans to drill on this acreage or extend the term of the leases.

The held-by-production acreage in many cases represents potential additional drilling opportunities through down-spacing and drilling of proved undeveloped and unproved locations in the same formation(s) already producing, as well as other non-producing formations, in a given oil or natural gas field without the necessity of purchasing additional leases or producing properties.

Our significant customers

In 2014, sales to BG Energy Merchants LLC and Chesapeake Energy Marketing Inc. accounted for approximately 34% and 31%, respectively, of our total consolidated revenues. BG Energy Merchants LLC is a subsidiary of BG Group, plc ("BG Group") and Chesapeake Energy Marketing Inc. is a subsidiary of Chesapeake Energy Corporation ("Chesapeake"). The loss of any significant customer may cause a temporary interruption in sales of, or lower price for, our oil and natural gas production. However, we believe that the loss of any one customer would not have a material adverse effect on our results of operations or financial condition.

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

Applicable laws and regulations

General

The oil and natural gas industry is extensively regulated by numerous federal, state and local authorities. Laws and regulations affecting the oil and natural gas industry are under constant review for amendment or expansion, which could increase the regulatory burden and financial sanctions for noncompliance. Although the regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability, we believe these burdens do not affect us any differently or to any greater or lesser extent than they affect others in our industry with similar types, quantities and locations of production.

The following is a summary of the more significant existing environmental, safety and other laws and regulations to which our business operations are subject and with which compliance may have a material adverse effect on our capital expenditures, earnings or competitive position.

Production regulation

Our operations are subject to a number of regulations at the federal, state and local levels. These regulations require, among other things, permits for the drilling of wells, drilling bonds and reports concerning operations. Many states, counties and municipalities in which we operate also regulate one or more of the following:

•	the location of wells;

•	the method of drilling, completion and operating wells;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells;

•	notice to surface owners and other third parties; and

•	produced water and waste disposal.

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states, including Louisiana and Texas, allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells and generally prohibit the venting or flaring of natural gas and require that oil and natural gas be produced in a prorated, equitable system. These laws and regulations may limit the amount of oil and natural gas we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, most states generally impose a production, ad valorem or severance tax with respect to the production and sale of oil and natural gas within its jurisdiction. Many local authorities also impose an ad valorem tax on the minerals in place. States do not generally regulate wellhead prices or engage in other, similar direct economic regulation, but there can be no assurance they will not do so in the future.

Our operations are subject to numerous stringent federal and state statutes and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection, some of which carry substantial administrative, civil and criminal penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transportation of oil and natural gas, govern the sourcing, storage and disposal of water used or produced in the drilling and completion process, restrict or prohibit drilling activities in certain areas and on certain lands lying within wetlands and other protected areas, require closing earthen impoundments and impose liabilities for pollution resulting from operations or failure to comply with regulatory filings.

Statutes, rules and regulations that apply to the exploration and production of oil and natural gas are often reviewed, amended, expanded and reinterpreted, making the prediction of future costs or the impact of regulatory compliance to new laws and statutes difficult. The regulatory burden on the oil and natural gas industry increases its cost of doing business and, consequently, adversely affects its (and our) profitability.

FERC and CFTC matters

The availability, terms and cost of downstream transportation significantly affect sales of natural gas, oil and NGLs. The interstate transportation of natural gas, including regulation of the terms, conditions and rates for interstate transportation and storage of natural gas, is subject to federal regulation by the Federal Energy Regulatory Commission (“FERC”) under the Natural Gas Act (“NGA”). Transportation rates under the NGA must be just and reasonable. Since 1985, FERC has implemented regulations intended to increase competition within the natural gas industry by requiring that interstate natural gas transportation be made available on an open-access, not unduly discriminatory basis. FERC’s jurisdiction under the NGA excludes gathering and distribution of natural gas, so gathering and distribution of natural gas are subject to regulation by individual state laws. State regulations also govern the rates and terms for access to, and transportation of natural gas on, intrastate pipeline facilities (while intrastate pipelines may from time to time provide specific services that are subject to limited regulation by FERC). The interstate transportation of oil and NGLs, including regulation of the rates, terms and conditions of service, is subject to federal regulation by FERC under the Interstate Commerce Act. Rates for such oil and NGLs transportation must be just and reasonable and not unduly discriminatory. Oil and NGLs transportation that is not federally regulated is left to state regulation.

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

Under the Energy Policy Act of 2005, FERC possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation activities of natural gas market participants other than intrastate pipelines. The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor markets and enforce anti-market manipulation regulations with respect to the physical and financial (futures, options and swaps) energy commodities market pursuant to the Commodity Exchange Act and the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd Frank Act”). With regard to our physical sales of natural gas, oil and NGLs, our gathering of any of these energy commodities, and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

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

Surface Damage Acts

In addition, a number of states and some tribal nations have enacted surface damage statutes (“SDAs”). These laws are designed to compensate for damage caused by mineral development. Most SDAs contain entry notification and negotiation requirements to facilitate contact between operators and surface owners/users. Most also contain bonding requirements and specific expenses for exploration and surface activities. Costs and delays associated with SDAs could impair operational effectiveness and increase development costs.

Other regulatory matters relating to our pipeline and gathering system assets and rail transportation

The pipelines we use to gather and transport our oil and natural gas are subject to regulation by the U.S. Department of Transportation (“DOT”) under the Hazardous Liquid Pipeline Safety Act of 1979, as amended (“HLPSA”) with respect to oil, and the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”) with respect to natural gas. The HLPSA and NGPSA govern the design, installation, testing, construction, operation, replacement and management of natural gas and hazardous liquids pipeline facilities, including pipelines transporting crude oil. Where applicable, the HLPSA and NGPSA also require us and other pipeline operators to comply with regulations issued pursuant to these acts that are designed to permit access to and allow copying of records and to make certain reports available and provide information as required by the Secretary of Transportation.

 The Pipeline Safety Act of 1992, as reauthorized and amended (“Pipeline Safety Act”) mandates requirements in the way that the energy industry ensures the safety and integrity of its pipelines. The law applies to natural gas and hazardous liquids pipelines, including some gathering pipelines. Central to the law are the requirements it places on each pipeline operator to prepare and implement an “integrity management program.” The Pipeline Safety Act mandates a number of other requirements, including increased penalties for violations of safety standards and qualification programs for employees who perform sensitive tasks. The DOT has established a number of rules carrying out the provisions of this act. The DOT Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has established a new risk-based approach to determine which gathering pipelines are subject to regulation, and what safety standards regulated pipelines must meet. We could incur significant expenses as a result of these laws and regulations.

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 was signed into law on January 3, 2012. This law includes a number of provisions affecting pipeline owners and operators that became effective upon approval, including increased civil penalties for violators of pipeline regulations and additional reporting requirements. Most of the changes do not impact gathering lines. The legislation requires the PHMSA to issue or revise certain regulations and to conduct various reviews, studies and evaluations. In addition, the PHMSA in August 2011 issued an Advance Notice of Proposed Rulemaking (“ANPR”) regarding pipeline safety. As described in the ANPR, PHMSA is considering regulations regarding, among other things, the designation of additional high consequence areas along pipelines, minimum requirements for leak detection systems, installation of emergency flow restricting devices, and revision of valve spacing requirements. If revisions to gathering line regulations are enacted by PHMSA as a result of such ANPR, we could incur significant expenses.

Any transportation of the Company’s crude oil or natural gas liquids by rail is also subject to regulation by the DOT’s PHMSA and the DOT’s Federal Railroad Administration (“FRA”) under the Hazardous Materials Regulations at 49 CFR Parts 171-180 (“HMR”), including Emergency Orders by the FRA and new regulations being proposed by the PHMSA, arising due to the consequences of train accidents and the increase in the rail transportation of flammable liquids.

In September 2013, the PHMSA issued a final rule updating its regulations to increase the maximum civil penalty from $100,000 to $200,000 for each violation for each day the violation continues, and to increase from $1,000,000 to $2,000,000 the limitation that the maximum administrative civil penalty may not exceed for any related series of violations.

U.S. federal taxation

Federal income tax laws significantly affect our operations. The principal provisions that affect us are those that permit us, subject to certain limitations, to deduct as incurred, rather than to capitalize and amortize, our share of the domestic “intangible drilling and development costs” and to claim depletion on a portion of our domestic oil and natural gas properties (up to an aggregate of 1,000 Bbls per day of domestic crude oil and/or equivalent units of domestic natural gas). Further, the federal government may adopt tax laws and/or regulations that will possibly materially adversely affect us. Some possible measures that have been proposed in the past include the repeal or elimination of percentage depletion and the immediate deduction or write-offs of intangible drilling costs. Because of the speculative nature of such measures at this time, we are unable to determine what effect, if any, future proposals would have on product demand or our results of operations.

U.S. environmental regulations

The exploration, development and production of oil and natural gas, including the operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, installing and operating oil and natural gas wells. Federal environmental statutes to which our domestic activities are subject include, but are not limited to:

•	the Oil Pollution Act of 1990 (“OPA”);

•	the Clean Water Act of 1972 (“CWA”);

•	the Rivers and Harbors Act of 1899;

•	the Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”);

•	the Resource Conservation and Recovery Act (“RCRA”);

•	the Clean Air Act (“CAA”); and

•	the Safe Drinking Water Act (“SDWA”).

In general, the oil and natural gas exploration and production industry has been the subject of increasing scrutiny and regulation by environmental authorities. For example, the United States Environmental Protection Agency (“EPA”) has identified environmental compliance by the energy extraction section as one of its enforcement initiatives for 2014-2016.

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

CERCLA, often referred to as Superfund, and comparable state statutes, impose liability that is generally joint and several and that is retroactive for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on specified classes of persons for the release of a “hazardous substance” or under state law, other specified substances, into the environment. So-called potentially responsible parties (“PRPs”) include the current and certain past owners and operators of a facility where there has been a release or threat of release of a hazardous substance and persons who disposed of or arranged for the disposal of hazardous substances found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the PRPs the cost of such action. Liability can arise from conditions on properties where operations are conducted, even under circumstances where such operations were performed by third parties not under our control, and/or from conditions at third party disposal facilities where wastes from operations were sent. Although CERCLA currently exempts petroleum (including oil, natural gas and NGLs) from the definition of hazardous substance, some similar state statutes do not provide such an exemption. We cannot ensure that this exemption will be preserved in any future amendments of the act. Such amendments could have a material impact on our costs or operations. Additionally, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA or regulated under similar state statutes. We may also be the owner or operator of sites on which hazardous substances have been released.

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

RCRA and comparable state and local programs impose requirements on the management, generation, treatment, storage, disposal and remediation of both hazardous and nonhazardous solid wastes. Although we believe we utilize operating and waste disposal practices that are standard in the industry, hydrocarbons or other solid wastes may have been disposed or released on or under the properties we own or lease, in addition to the locations where such wastes have been taken for disposal. In addition, many of these properties have been owned or operated by third parties. We have not had control over such parties' treatment of hydrocarbons or other solid wastes and the manner in which such substances may have been disposed or released. We also generate hazardous and non-hazardous solid waste in our routine operations. It is possible that certain wastes generated by our operations, which are currently exempt from “hazardous waste” regulations under RCRA, may in the future be designated as “hazardous waste” under RCRA or other applicable state statutes and become subject to more rigorous and costly management and disposal requirements; these wastes may not be exempt under current applicable state statutes. Non-exempt waste is subject to more rigorous and costly disposal requirements.

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

On April 17, 2012, the EPA issued final rules to subject oil and natural gas operations to regulation under the New Source Performance Standards (“NSPS”), and National Emission Standards for Hazardous Air Pollutants (“NESHAPS”), programs under the CAA, and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards require owners/operators to reduce volatile organic compound (“VOC”) emissions from natural gas not sent to the gathering line during well completion either by flaring using a completion combustion device or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of green completions. The standards are applicable to new hydraulically fractured wells and also existing wells that are refractured. Further, the finalized regulations also establish specific new requirements, which became effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules may require changes to our operations, including the installation of new equipment to control emissions. We continuously evaluate the effect these rules and amendments will have on our business.

More stringent laws and regulations protecting the environment may be adopted in the future and we may be required to incur material expenses to comply with them. For example, although federal legislation regarding the control of emissions of greenhouse gases (“GHGs”) for the present, appears unlikely, the EPA has been implementing regulatory measures under existing CAA authority and some of those regulations may affect our operations. GHGs are certain gases, including carbon dioxide, a product of the combustion of natural gas, and methane, a primary component of natural gas, that may be contributing to warming of the Earth's atmosphere resulting in climatic changes. These GHG regulations could require us to incur increased operating costs and could have an adverse effect on demand for the oil and natural gas we produce.

There are various federal and state programs that regulate the conservation and development of coastal resources. The federal Coastal Zone Management Act (“CZMA”) was passed in 1972 to preserve and, where possible, restore the natural resources of the coastal zone of the United States. The CZMA provides for federal grants for state management programs that regulate land use, water use and coastal development. Many states, including Texas, also have coastal management programs, which provide for, among other things, the coordination among local and state authorities to protect coastal resources through regulating land use, water, and coastal development. Coastal management programs also may provide for the review of state and federal agency rules and agency actions for consistency with the goals and policies of the state coastal management plan. In the event our activities trigger these programs, this review of agency rules and actions may impact other agency permitting and review activities, resulting in possible delays or restrictions of our activities and adding an additional layer of review to certain activities undertaken by us.

The Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The U.S. Fish and Wildlife Service must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. If we were to have a portion of our leases designated as critical or suitable habitat, it may adversely impact the value of the affected leases.

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

Nearly all of our exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and natural gas wells. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Our hydraulic fracturing activities are focused in our shale plays in South Texas, East Texas, North Louisiana and Appalachia. Predominantly all of our undeveloped properties would not be economical without the use of hydraulic fracturing to stimulate production from the well.

The SDWA currently exempts from regulation the injection of fluids or propping agents (other than diesel fuels) for hydraulic fracturing operations. Congress has periodically considered legislation to amend the federal SDWA to remove the exemption from regulation and permitting that is applicable to hydraulic fracturing operations and to require reporting and disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Sponsors of bills previously introduced before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. Many states have considered or adopted legislation regulating hydraulic fracturing, including the disclosure of chemicals used in the process. These bills, or similar legislation, if adopted, could increase the possibility of litigation and establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens, making it more difficult to perform hydraulic fracturing and increasing our costs of compliance.

In addition, the EPA has recently been taking action to assert federal regulatory authority over hydraulic fracturing using diesel under the SDWA's Underground Injection Control Program and has issued guidance regarding its authority over the permitting of these activities. Further, in March 2010, the EPA announced that it would conduct a wide-ranging study on the effects of hydraulic fracturing on drinking water resources. In December 2012, the EPA issued a progress report on its hydraulic fracturing study; a final draft has not been released. The agency also announced that one of its enforcement initiatives for 2014 to 2016 would be to focus on environmental compliance by the energy extraction sector. This study and enforcement initiative could result in additional regulatory scrutiny or further legislative or regulatory action regarding hydraulic fracturing or similar production operations that could make it difficult to perform hydraulic fracturing and increase our costs of compliance or significantly impact our business, results of operations, cash flows, financial position and future growth.

Additionally, the Bureau of Land Management has proposed regulations on hydraulic fracturing activities on Federal land. The EPA has also announced an initiative under the Toxic Substances Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals, and is working on regulations governing wastewater generated by hydraulic fracturing. In addition, state, local and river basin conservancy districts have all previously exercised their various regulatory powers to curtail and, in some cases, place moratoriums on hydraulic fracturing. Regulations include express inclusion of hydraulic fracturing into existing regulations covering other aspects of exploration and production and specifically may include, but not be limited to, the following:

•requirement that logs and pressure test results are included in disclosures to state authorities;
•disclosure of hydraulic fracturing fluids, chemicals, proppants and the ratios of same used in operations;
•specific disposal regimens for hydraulic fracturing fluid;
•replacement/remediation of contaminated water assets; and
•minimum depth of hydraulic fracturing.

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

OSHA and other regulations

To the extent not preempted by other applicable laws, we are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes, where applicable. The OSHA hazard communication standard, the EPA community right-to-know regulations under the Title III of CERCLA and similar state statutes, where applicable, require that we maintain and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements and with other OSHA and comparable state requirements.

Title to our properties

When we acquire developed properties we conduct a title investigation, which will most often include either reviewing or obtaining a title opinion. However, when we acquire undeveloped properties, as is common industry practice, we usually conduct little or no investigation of title other than a preliminary review of local real property and/or mineral records. We will conduct title investigations and, in most cases, obtain a title opinion of local counsel for the drill site before we begin drilling operations. We believe that the methods we utilize for investigating title prior to acquiring any property are consistent with practices customary in the oil and natural gas industry and that our practices are adequately designed to enable us to acquire marketable title to properties. However, some title risks cannot be avoided, despite the use of customary industry practices.

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

Operational factors and insurance

Oil and natural gas exploration and development involves a high degree of risk. In the event of explosions, environmental damage, or other accidents such as well fires, blowouts, equipment failure and human error, substantial liabilities to third parties or governmental entities may be incurred, the satisfaction of which could substantially reduce available cash and possibly result in the loss of oil and natural gas properties. As is common in the oil and natural gas industry, we are not fully insured against all risks associated with our business either because such insurance is not available or because we believe the premium costs are prohibitive. A loss not fully covered by insurance could have a materially adverse effect on our operating results, financial position or cash flows. For further discussion on risks see “Item 1A. Risk Factors - We are exposed to operating hazards and uninsured risks that could adversely impact our results of operations and cash flows.”

We currently carry automobile liability, general liability insurance and excess liability insurance with a combined annual limit of $101 million per occurrence and in the aggregate. These insurance policies contain maximum policy limits and deductibles ranging from $1,000 to $50,000 that must be met prior to recovery, and are subject to customary exclusions and limitations. Our automobile and general liability insurance covers us and our subsidiaries for third-party claims and liabilities arising out of lease operations and related activities. The excess liability insurance is in addition to, and is triggered if; the automobile and general liability insurance per occurrence limit is reached. Further, we currently carry $65 million of pollution coverage and $30 million of cost of well control (blowout) coverage with deductibles ranging from $100,000 to $500,000.

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

Our third-party contractors that perform hydraulic fracturing operations for us sign master service agreements containing the indemnification provisions noted above. We do not currently have any insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations. We believe that our general liability, excess liability and pollution insurance policies would cover third-party claims related to hydraulic fracturing operations and associated legal expenses, in accordance with, and subject to, the terms of such policies. However, these policies generally will not cover fines and penalties. Further, these policies may not cover the costs and expenses related to government-mandated environmental clean-up responsibilities, or may do so on a limited basis.

Our employees

As of December 31, 2014, we employed 558 persons. None of our employees are represented by unions or covered by collective bargaining agreements. To date, we have not experienced any strikes or work stoppages due to labor problems, and we consider our relations with our employees to be satisfactory. We also utilize the services of independent consultants and contractors.

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

We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “potential,” “project,” “budget” and other similar words to identify forward-looking statements. The statements that contain these words should be read carefully because they discuss future expectations, contain projections of results of operations or our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise publicly any forward-looking statements, except as required by applicable securities laws. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this prospectus and the documents incorporated herein by reference, including, but not limited to:

•	fluctuations in the prices of oil, natural gas and natural gas liquids;

•	the availability of oil, natural gas and natural gas liquids;

•	future capital requirements and availability of financing;

•	our ability to meet our current and future debt service obligations, including our ability to maintain compliance with our debt covenants;

•	disruption of credit and capital markets and the ability of financial institutions to honor their commitments;

•	estimates of reserves and economic assumptions, including estimates related to acquisitions and dispositions of oil and natural gas properties;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	exploratory risks, including those related to our activities in shale formations;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	cash flow and liquidity;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	availability of water and other materials for drilling and completion activities;

•	marketing of oil and natural gas;

•	political and economic conditions and events in oil-producing and natural gas-producing countries;

•	title to our properties;

•	litigation;

•	competition;

•	our ability to attract and retain key personnel, including our search for a chief executive officer;

•	general economic conditions, including costs associated with drilling and operations of our properties;

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

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. We caution users of the financial statements not to place undue reliance on any forward-looking statements. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. The risk factors noted in this Annual Report on Form 10-K provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement. Please see “Risk Factors” for a discussion of certain risks related to our business, indebtedness and common shares.

Our revenues, operating results and financial condition depend substantially on prevailing prices for oil and natural gas and the availability of capital from the EXCO Resources Credit Agreement and other sources. Declines in oil or natural gas prices may have a material adverse effect on our financial condition, liquidity, results of operations, the amount of oil or natural gas that we can produce economically and the ability to fund our operations. Historically, oil and natural gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.

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

Our future financial condition, access to capital, cash flow and results of operations depend upon the prices we receive for our oil and natural gas. We are particularly dependent on prices for natural gas. As of December 31, 2014, approximately 91% of our Proved Reserves were natural gas and approximately 89% of our production was natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Factors that affect the prices we receive for our oil and natural gas include:

•	supply and demand for oil and natural gas and expectations regarding supply and demand;

•	the level of domestic production;

•	the availability of imported oil and natural gas;

•	federal regulations generally prohibiting the export of U.S. crude oil;

•	federal regulations applicable to the export of, and construction of export facilities for natural gas and NGLs.

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

In the past, prices of oil and natural gas have been extremely volatile, and we expect this volatility to continue. During 2014, the NYMEX price for natural gas fluctuated from a high of $6.15 per Mmbtu to a low of $2.89 per Mmbtu, while the NYMEX West Texas Intermediate crude oil price ranged from a high of $107.26 per Bbl to a low of $53.27 per Bbl. For the five years ended December 31, 2014, the NYMEX Henry Hub natural gas price ranged from a high of $6.15 per Mmbtu to a low of $1.91 per Mmbtu, while the NYMEX West Texas Intermediate crude oil price ranged from a high of $113.93 per Bbl to a low of $53.27 per Bbl. On December 31, 2014, the spot market price for natural gas at Henry Hub was $2.89 per Mmbtu, a 32% decrease from December 31, 2013. On December 31, 2014, the spot market price for crude oil at Cushing was $53.27 per Bbl, a 46% decrease from December 31, 2013. For 2014, our average realized prices (before the impact of derivative financial instruments) for oil and natural gas were $87.80 per Bbl and $3.79 per Mcf, respectively, compared with 2013 average realized prices of $93.80 per Bbl and $3.35 per Mcf, respectively.

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

The reference or regional index prices that we use to price our oil and natural gas sales sometimes reflect a discount to the relevant benchmark prices, such as NYMEX. The difference between the benchmark price and the price we reference in our sales contracts is called a differential. We cannot accurately predict oil and natural gas differentials. Changes in differentials between the benchmark price for oil and natural gas and the reference or regional index price we reference in our sales contracts could have a material adverse effect on our results of operations and financial condition. We have recently experienced significant volatility in our price differentials including crude oil production from the Eagle Ford shale and natural gas production from certain areas in Appalachia. Our crude oil production from the Eagle Ford shale is currently sold at a price based on the Phillips 66 West Texas Intermediate index plus or minus the differential to the Argus Louisiana Light Sweet index. During 2014, this differential ranged from a high of $7.93 per barrel to a low of $2.21 per barrel. Our natural gas production from the Marcellus shale in Northeast Pennsylvania is sold at a price based on a Platts index that represents value into the Transco Leidy Pipeline. Due to the increased production in this region without an offsetting increase in pipeline capacity or infrastructure to the Northeast United States markets, this differential in 2014 ranged from a low of NYMEX less $1.32 per Mmbtu to a high of NYMEX less $2.94 per Mmbtu. These differentials vary depending on factors such as supply, demand, pipeline capacity, infrastructure, and weather.

We may encounter obstacles to marketing our oil and natural gas, which could adversely impact our revenues.

Our ability to market our oil and natural gas production will depend upon the availability and capacity of gathering systems, pipelines and other transportation facilities. We are primarily dependent upon third parties to transport our production. Transportation space on the gathering systems and pipelines we utilize is occasionally limited or unavailable due to repairs, outages caused by accidents or other events, or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements. We have experienced production curtailments in our producing regions resulting from capacity restraints, offsetting fracturing stimulation operations and short term shutdowns of certain pipelines for maintenance purposes. As we have increased our knowledge of our shale properties, we have begun to shut in production on adjacent wells when conducting completion operations. Due to the high production capabilities of these wells, these volumes can be significant. Our access to transportation options can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. These factors and the availability of markets are beyond our control. If market factors dramatically change, the impact on our revenues could be substantial and could adversely affect our ability to produce and market oil and natural gas and the value of our common shares.

We have entered into marketing agreements with third-parties to sell a significant percentage of our anticipated oil and natural gas production in the East Texas/North Louisiana and South Texas regions. If these third-parties are unable or otherwise fail to market the oil and natural gas we produce, we would be required to find alternate means to market our production, which could increase our costs, reduce the revenues we might obtain from the sale of our oil and natural gas production or have a material adverse effect on our business, results of operations or financial condition.

We may experience a financial loss if any of our significant customers fail to pay us for our oil or natural gas.

Our ability to collect payments from the sale of oil and natural gas to our customers depends on the payment ability of our customer base, which includes several significant customers. If any one or more of our significant customers fails to pay us for any reason, we could experience a material loss. In addition, in recent years, it has become more difficult to maintain and grow a customer base of creditworthy customers because a number of energy marketing and trading companies have discontinued their marketing and trading operations, which has significantly reduced the number of potential purchasers for our oil and natural gas production. As a result, we may experience a material loss as a result of the failure of our customers to pay us for prior purchases of our oil or natural gas. In addition, the loss of any significant customer may cause a temporary interruption in sales of, or a lower price for, our oil and natural gas.

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

We have entered into an agreement to deliver an aggregate minimum volume commitment of natural gas production from the Holly and Shelby fields to certain gathering systems over a five year period. If there is a shortfall to the minimum volume commitment in any year, then we are severally responsible with a joint venture partner to pay fixed amounts of money to the gatherer regardless of quantities actually produced in to the systems.

In addition, we have also entered into a marketing agreement with respect to our Haynesville production whereby we are required to deliver a minimum amount of natural gas from the Haynesville shale. We will be required to make material expenditures for these agreements if we fail to deliver the required quantities of natural gas in the future.

We anticipate the deliveries of natural gas in future periods will not meet the minimum quantities set forth in certain of these agreements and will require us to make payments for the shortfall below the minimum quantities. In the event the quantities delivered under these arrangements are significantly below the minimum volumes within the agreements, it could adversely affect our business, financial condition and results of operations.

There are risks associated with our drilling activity that could impact our results of operations and financial condition. Our ability to develop properties in new or emerging formations may be subject to more uncertainties than drilling in areas that are more developed or have a longer history of established production.

Our drilling involves numerous risks, including the risk that we will not encounter commercially productive oil or natural gas reservoirs. We must incur significant expenditures to identify and acquire properties and to drill and complete wells. Additionally, seismic and other technology does not allow us to know conclusively prior to drilling a well that oil or natural gas is present or economically producible. The costs of drilling and completing wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. We have experienced some delays in contracting for drilling rigs, obtaining fracture stimulation crews and materials, which result in increased costs to drill wells. Also, we may experience issues with the availability of water and sand used in our drilling and hydraulic fracturing activities. All of these risks could adversely affect our results of operations and financial condition.

The results of our drilling in new or emerging formations, including our properties in shale formations, are more uncertain initially than drilling results in areas that are developed, have established production or where we have a longer history of operation. Because new or emerging formations have limited or no production history, we are less able to use past drilling results in those areas to help predict future drilling results. Our experience with horizontal drilling in these areas to date, as well as the industry’s drilling and production history, while growing, is limited. The ultimate success of these drilling and completion techniques will be better evaluated over time as more wells are drilled and production profiles are better established. We plan to implement several initiatives to manage our base production and minimize the decline from our shale properties. If these initiatives are not successful and we are required to incur significant expenditures to manage our base production, this could negatively impact our production and cash flows from operations.

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

We conduct a substantial portion of our operations through joint ventures, and our failure to continue such joint ventures or resolve any material disagreements with our partners could have a material adverse effect on the success of these operations, our financial condition and our results of operations. Furthermore, the actions taken by other working interest owners could prevent or alter our development plans.

We conduct a substantial portion of our operations through joint ventures with third parties, principally BG Group and Kohlberg Kravis Roberts & Co. L.P. ("KKR"), and as a result, the continuation of such joint ventures is vital to our continued success. We may also enter into other joint venture arrangements in the future. In many instances we depend on these third parties for elements of these arrangements that are important to the success of the joint venture, such as agreed payments of substantial development costs pertaining to the joint venture and their share of other costs of the joint venture. The performance of these third party obligations or the ability of third parties to meet their obligations under these arrangements is outside our control. If these parties do not meet or satisfy their obligations under these arrangements, the performance and success of these arrangements, and their value to us, may be adversely affected. If our current or future joint venture partners are unable to meet their obligations, we may be forced to undertake the obligations ourselves and/or incur additional expenses in order to have some other party perform such obligations. In such cases we may also be required to enforce our rights, which may cause disputes among our joint venture partners and us. If any of these events occur, they may adversely impact us, our financial performance and results of operations, these joint ventures and/or our ability to enter into future joint ventures.

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

The owners of working interests may not consent to the development of certain properties that we operate which may require us to assume their share of the working interest during the development and a period after the well is on production. This may require us to expend additional capital not already anticipated as part of our development plans and assume additional risks associated with the development and future performance of the properties. The owners of working interests in certain properties that we operate may also hold rights within the respective operating agreements that could prevent us from performing additional development activities on the properties such as recompletions and other workovers without their consent.

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

Acquisitions, development drilling and exploratory drilling are the main methods of replacing reserves. However, development and exploratory drilling operations may not result in any increases in reserves for various reasons. Our future oil and natural gas production depends on our success in finding or acquiring additional reserves. If we fail to replace reserves through drilling or acquisitions, our level of production and cash flows will be adversely affected. The planned reduction in our development program in 2015 compared to prior years could negatively impact our ability to replace our reserves in the future.

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

If we are unable to complete the joint development of our assets in the Eagle Ford shale formation with KKR, we may need to find alternative sources of capital, which may not be available on favorable terms, or at all.

On July 31, 2013, we closed the acquisition of certain producing and non-producing oil, natural gas and mineral leases and wells in the Eagle Ford shale located in Zavala, Dimmit and Frio counties in South Texas. In connection with the closing of the acquisition of the Eagle Ford assets, we sold an undivided 50% interest in the undeveloped acreage to affiliates of KKR for approximately $130.9 million. With respect to each well drilled, we will assign half of our undivided 50% interest in such well to KKR such that KKR will fund and own 75% of each well drilled and we will fund and own 25% of each well drilled. There can be no assurance that KKR will elect to proceed with subsequent phases of the development of our Eagle Ford assets. If we cannot identify an alternative joint venture partner or partners for our Eagle Ford assets, sell assets at acceptable valuations or are unable to complete the joint development of our Eagle Ford assets, we will need to utilize cash flow from other operations or will need to find alternative sources of capital to finance the development of the Eagle Ford assets, which may slow the development of these assets and have a material adverse effect on our operations and prospects.

While we are required to make offers to purchase KKR’s interest in certain wells, we may not have sufficient funds or borrowing capacity under the EXCO Resources Credit Agreement to complete the acquisitions pursuant to the KKR Participation Agreement. In the event we fail to purchase a group of wells that KKR is obligated to sell, there are remedies available to KKR which allow KKR to reject future EXCO offers, terminate the KKR Participation Agreement, or pursue other legal remedies. This could require us to seek alternative financing to make offers to preserve KKR’s obligation to sell to us, or negatively impact our ability to increase our Eagle Ford assets through acquisitions of KKR’s producing properties.

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

Our estimates of oil and natural gas reserves involve inherent uncertainty, which could materially affect the quantity and value of our reported reserves, our financial condition and the value of our common shares.

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

Our actual future production, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those we have assumed in the estimates. Any significant variance in our assumptions could materially affect the quantity and value of reserves, the amount of PV-10 and Standardized Measure described in this Annual Report on Form 10-K, and our financial condition. In addition, our reserves, the amount of PV-10 and Standardized Measure may be revised downward or upward, based upon production history, results of future exploitation and development activities, prevailing oil and natural gas prices, decisions and assumptions made by engineers and other factors. A material decline in prices paid for our production can adversely impact the estimated volumes and values of our reserves. Similarly, a decline in market prices for oil or natural gas may adversely affect our PV-10 and Standardized Measure. Any of these negative effects on our reserves or PV-10 and Standardized Measure may negatively affect the value of our common shares.

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

For the year ended December 31, 2014, we did not recognize any impairments to our proved oil and natural gas properties. For the years ended December 31, 2013 and 2012, we recognized impairments of $108.5 million and $1.3 billion, respectively, to our proved oil and natural gas properties. We may have additional impairments of our oil and natural gas properties in future periods if the cost of our unamortized proved oil and natural gas properties exceeds the limitation under the full cost method of accounting. As a result of recent decline in oil and natural gas prices, we expect to recognize additional impairments to our oil and natural gas properties in 2015 if prices do not increase.

We also test goodwill for impairment annually or when circumstances indicate that an impairment may exist. If the book value of our reporting units exceeds the estimated fair value of those reporting units, an impairment charge will occur, which would negatively impact our results of operations and net worth. As a result of our testing of goodwill for impairment, we did not record an impairment charge for the periods ended December 31, 2014, 2013 and 2012.

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

Likewise, our operations are subject to disruption from earthquakes, hurricanes, winter storms and severe cold, which can limit operations involving fluids and impair access to our facilities. Additionally, many municipalities in Appalachia impose weight restrictions on the paved roads that lead to our jobsites due to the conditions caused by spring thaws.

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

The Obama administration’s budget proposals for fiscal year 2016 contain numerous proposed tax changes, and from time to time, legislation has been introduced that would enact many of these proposed changes. The proposed budget and legislation would repeal many tax incentives and deductions that are currently used by U.S. oil and natural gas companies and impose new fees. Among others, the provisions include: elimination of the ability to fully deduct intangible drilling costs in the year incurred; repeal of the percentage depletion deduction for oil and gas properties; repeal of the domestic manufacturing tax deduction for oil and natural gas companies; increase in the geological and geophysical amortization period for independent producers. The passage of legislation containing some or all of these provisions or any other similar change in U.S. federal income tax law could eliminate or postpone certain tax deductions that are currently available to us with respect to oil and natural gas exploration and development, and any such change could have a material adverse effect on our business, financial condition and results of operations.

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

In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions; although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. The EPA established GHG reporting requirements for sources in the petroleum and natural gas industry, requiring those sources to monitor, maintain records on, and annually report their GHG emissions. Although this rule does not limit the amount of GHGs that can be emitted, it requires us to incur costs to monitor, record and report GHG emissions associated with our operations. The EPA recently announced its intention to take measures to require or encourage reductions in methane emissions, including from oil and natural gas operations. The measures include the development of NSPS regulations in 2016 for reducing methane from new and modified oil and natural gas production sources and natural gas processing and transmission sources. In addition, some states have considered, and notably California has adopted, a state specific GHG regulatory program that may limit GHG emissions or may require costs in association with the control of GHG emissions.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Most hydraulic fracturing (other than hydraulic fracturing using diesel) is exempted from regulation under the SDWA. Congress has considered legislation to amend the federal SDWA to remove the exemption from regulation and permitting that is applicable to hydraulic fracturing operations and require reporting and disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Sponsors of bills previously introduced before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. Many states have adopted or are considering legislation regulating hydraulic fracturing, including the disclosure of chemicals used in the process. Such bills or similar legislation, if adopted, could increase the possibility of litigation and establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens, making it more difficult to perform hydraulic fracturing and increasing our costs of compliance. At the state and local levels, some jurisdictions have adopted, and others are considering adopting, requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities, as well as bans on hydraulic fracturing activities. In the event that new or more stringent state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we have properties, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

In addition, the EPA has asserted federal regulatory authority over hydraulic fracturing using diesel under the SDWA’s Underground Injection Control Program ("UIC"). Further, in March 2010, the EPA announced that it would conduct a wide-ranging study on the effects of hydraulic fracturing on drinking water resources. Interim results of the study were expected in 2012; although final results are not yet available. The agency also announced that one of its enforcement initiatives for 2014 through 2016 would be to focus on environmental compliance by the energy extraction sector. This study and enforcement initiative could result in additional regulatory scrutiny that could make it difficult to perform hydraulic fracturing and increase our costs of compliance and doing business. Consequently, these studies and initiatives could spur further legislative or regulatory action regarding hydraulic fracturing or similar production operations.

In addition, the EPA has issued guidance under the SDWA providing direction on how it will address the use of diesel in hydraulic fracturing activities and how its UIC will be applied to such hydraulic fracturing activities. Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. The Bureau of Land Management has proposed draft rules to regulate hydraulic fracturing on federal lands and the EPA has announced an initiative under the Toxic Substances Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals. If hydraulic fracturing is regulated at the federal level, our fracturing activities could become subject to additional permit requirements or operations restrictions and also to associated permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we ultimately are able to produce.

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

The EPA has adopted rules subjecting oil and natural gas operations to regulation under the New Source Performance Standards ("NSPS"), and the National Emissions Standards for Hazardous Air Pollutants, ("NESHAPS"), programs under the CAA, and imposing new and amended requirements under both programs. Among other things, the rule amends standards applicable to natural gas processing plants and expands the NSPS to include all oil and natural gas operations, imposing requirements on those operations. The rule also imposes NSPS standards for completions of hydraulically fractured natural gas wells. These standards include the reduced emission completion techniques. Additionally, the EPA recently announced its intention to take measures to require or encourage reductions in methane emissions, including from oil and natural gas operations. The measures include the development of NSPS regulations in 2016 for reducing methane from new and modified oil and natural gas production sources and natural gas processing and transmission sources. The NESHAPS also includes maximum achievable control technology standards for certain glycol dehydrators and storage vessels, and revises applicability provisions, alternative test protocols and the availability of the startup, shutdown and maintenance exemption. The implementation of these new requirements may result in increased operating and compliance costs, increased regulatory burdens and delays in our operations.

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

We are currently involved in a search for a new chief executive officer and if this search is further delayed or if we were to lose the services of other key personnel, our business could be negatively impacted.

We have been engaged in a search for a new chief executive officer since November 2013. To the extent there is a further delay in choosing a new chief executive officer, our business could be negatively impacted. In addition, our future success depends in part upon the continued service of key members of our senior management team. Our senior management team is critical to our management and they also play a key role in maintaining our culture and setting our strategic direction. All of our executive officers and key employees are at-will employees. The loss of key personnel could seriously harm our business.

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

Our use of derivative financial instruments could have the effect of reducing our revenues and the value of our securities. During the year ended December 31, 2014 we paid cash settlements on our derivative financial instrument contracts totaling $19.0 million and during the year ended December 31, 2013, we received cash receipts of $42.1 million. For the year ended December 31, 2014, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $94.1 million. As of December 31, 2014, our oil and natural gas derivative financial instrument contracts were in the net asset position of $98.5 million. The ultimate settlement amount of these unrealized derivative financial instrument contracts is dependent on future commodity prices. We may incur significant realized and unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.

Our ability to use net operating loss carryovers to reduce future tax payments may be limited.

Our net operating loss and other tax attribute carryovers ("NOLs") may be limited if we undergo an ownership change. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership in us by more than 50 percentage points looking back over a rolling three-year period. If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount, or the Section 382 limitation, equal to the fair market value of our common shares immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service ("IRS"). In the event of an ownership change, NOLs can be used to offset taxable income for years within a carryforward period subject to the Section 382 limitation. Any excess NOLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period. Whether or not an ownership change occurs, the carryforward period for NOLs is 20 years from the year in which the losses giving rise to the NOLs were incurred. If the carryforward period for any NOL were to expire before that NOL had been fully utilized, the unused portion of that NOL would be lost. Our use of new NOLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there is another ownership change after the new NOLs arise).

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

While we have taken actions designed to address compliance with the internal control, disclosure control and other requirements of the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations promulgated by the SEC implementing these requirements, there are inherent limitations in our ability to control all circumstances. Our management, including our chief financial officer and chief accounting officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of our company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Risks relating to our indebtedness

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.

As of December 31, 2014 we had approximately $1.5 billion of indebtedness, including $202.5 million of indebtedness subject to variable interest rates and $750.0 million and $500.0 million of indebtedness under the 2018 Notes and 2022 Notes, respectfully. Our total interest expense, excluding amortization of deferred financing costs, on an annual basis based on currently available interest rates would be approximately $102.6 million and would change by approximately $2.0 million for every 1% change in interest rates.

Our level of debt could have important consequences, including the following:

•
it may be more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under the EXCO Resources Credit Agreement or the indenture governing the 2018 Notes and 2022 Notes ("Indenture"), and the agreements governing our other indebtedness;

•
we may have difficulty borrowing money in the future for acquisitions (including obligations to acquire interests in wells pursuant to the Participation Agreement with KKR), capital expenditures or to meet our operating expenses or other general corporate obligations;

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

Together with our subsidiaries, we may incur substantially more debt in the future in connection with our exploration, exploitation, development, acquisitions of undeveloped acreage and producing properties. The restrictions in our debt agreements on our incurrence of additional indebtedness are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. To the extent new indebtedness is added to our current indebtedness, the risks described above could substantially increase. Significant additions of undeveloped acreage financed with debt may result in increased indebtedness without any corresponding increase in borrowing base, which could curtail drilling and development of this acreage or could cause us to not comply with our debt covenants.

To service our indebtedness, fund our planned capital expenditure programs and fund acquisitions under the KKR Participation Agreement, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition and results of operations.

Our ability to make payments on and to refinance our indebtedness, including the 2018 Notes, 2022 Notes and the EXCO Resources Credit Agreement, and to fund planned capital expenditures will depend on our ability to generate cash flow from operations and other resources in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the prices that we receive for oil and natural gas.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness, including our 2018 Notes, 2022 Notes and the EXCO Resources Credit Agreement, to fund planned capital expenditures or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to fund our debt obligations and capital expenditure programs, we may be forced to sell assets, issue additional equity or debt securities or restructure our debt. These remedies may not be available on commercially reasonable terms, or at all. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future, which could cause us to default on our obligations and could impair our liquidity.

Our borrowing base under the EXCO Resources Credit Agreement is subject to semi-annual redeterminations. The borrowing base redetermination process considers assumptions related to future commodity prices; therefore, our borrowing capacity could be negatively impacted by further declines in oil and natural gas prices. This was evidenced by our recent borrowing base redetermination in February 2015 which reduced the borrowing base to $725.0 million primarily as a result of the recent declines in commodity prices as compared to commodity prices at the time of the prior borrowing base redetermination. If our borrowing base were to be reduced to a level which was less than the current borrowings, we would be required to reduce our borrowings to a level sufficient to cure any deficiency. We may be required to sell assets or seek alternative debt or equity which may not be available at commercially reasonable terms, if at all.

In addition, we conduct certain of our operations through our joint ventures and subsidiaries. Accordingly, repayment of our indebtedness, including the 2018 Notes and 2022 Notes, is dependent on the generation of cash flow by our joint ventures and subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the 2018 Notes and 2022 Notes or our other indebtedness, our joint ventures and subsidiaries do not have any obligation to pay amounts due on the 2018 Notes and 2022 Notes or our other indebtedness or to make funds available for that purpose. Our joint ventures and subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each joint venture and subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our joint ventures and subsidiaries. While the Indenture and the agreements governing certain of our other existing indebtedness limit the ability of certain of our joint ventures and subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our joint ventures and subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

If we cannot make scheduled payments on our debt, we will be in default and holders of the 2018 Notes and 2022 Notes could declare all outstanding principal and interest to be due and payable, the lenders under the EXCO Resources Credit Agreement could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.

Restrictive debt covenants could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

The EXCO Resources Credit Agreement and the Indenture contain a number of significant covenants that, among other things, restrict our ability to:

•	dispose of assets;

•	incur or guarantee additional indebtedness and issue certain types of preferred shares;

•	pay dividends on our capital stock;

•	create liens on our assets;

•	enter into sale or leaseback transactions;

•	enter into specified investments or acquisitions;

•	repurchase, redeem or retire our capital stock or subordinated debt;

•	merge or consolidate, or transfer all or substantially all of our assets and the assets of our subsidiaries;

•	engage in specified transactions with subsidiaries and affiliates; or

•	pursue other corporate activities.

Also, the EXCO Resources Credit Agreement requires us to maintain compliance with certain financial covenants. Our ability to comply with these financial covenants may be affected by events beyond our control, and, as a result, we may be unable to meet these financial covenants. These financial covenants could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under the EXCO Resources Credit Agreement and the Indenture. A breach of any of these covenants or our inability to comply with the required financial covenants could result in an event of default under the applicable indebtedness. When oil and/or natural gas prices decline for an extended period of time, our ability to comply with these covenants becomes more difficult. Such a default, if not cured or waived, may allow the creditors to accelerate the related indebtedness and could result in acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. An event of default under the Indenture would permit the lenders under the EXCO Resources Credit Agreement to terminate all commitments to extend further credit under the agreement. Furthermore, if we were unable to repay the amounts due and payable under the EXCO Resources Credit Agreement, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event that our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

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

Risks Relating to Our Common Shares

Our common share price may fluctuate significantly.

Our common shares trade on the NYSE but an active trading market for our common shares may not be sustained. The market price of our common shares could fluctuate significantly as a result of:

•	announcements relating to our business or the business of our competitors;

•	changes in expectations as to our future financial performance or changes in financial estimates of public market analysis;

•	actual or anticipated quarterly variations in our operating results;

•	conditions generally affecting the oil and natural gas industry;

•	the success of our operating strategy; and

•	the operating and share price performance of other comparable companies.

Many of these factors are beyond our control and we cannot predict their potential effects on the price of our common shares. In addition, the stock markets in general can experience considerable price and volume fluctuations.

Our articles of incorporation permit us to issue preferred shares that may restrict a takeover attempt that you may favor.

Our articles of incorporation permit our board to issue up to 10,000,000 preferred shares and to establish by resolution one or more series of preferred shares and the powers, designations, preferences and participating, optional or other special rights of each series of preferred shares. The preferred shares may be issued on terms that are unfavorable to the holders of our common shares, including the grant of superior voting rights, the grant of preferences in favor of preferred shareholders in the payment of dividends and upon our liquidation and the designation of conversion rights that entitle holders of our preferred shares to convert their shares into common shares on terms that are dilutive to holders of our common shares. The issuance of preferred shares in future offerings may make a takeover or change in control of us more difficult.

Oaktree Capital Management, WL Ross & Co. LLC and/or their respective affiliates have significant influence over matters requiring shareholder approval because of their ownership of our common shares.

As of December 31, 2014, Oaktree Capital Management, L.P. (“Oaktree”), and WL Ross & Co. LLC (“WL Ross”), directly or through certain affiliates, beneficially owned approximately 16.6% and 18.7%, respectively, of our outstanding common shares. The beneficial ownership of Oaktree and WL Ross and/or their affiliates provides them with significant influence regarding matters submitted for shareholder approval, including proposals regarding:

•	any merger, consolidation or sale of all or substantially all of our assets;

•	the election of members of our board of directors; and

•	any amendment to our articles of incorporation.

The current or increased ownership position of Oaktree, WL Ross and/or their respective affiliates could delay, deter or prevent a change of control or adversely affect the price that investors might be willing to pay in the future for our common shares. The interests of Oaktree, WL Ross, and/or their respective affiliates may significantly differ from the interests of our other shareholders and they may vote the common shares they beneficially own in ways with which our other shareholders disagree.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.    Properties
Corporate offices

We lease office space in Dallas, Texas and Cranberry Township, Pennsylvania. We also have small offices for technical and field operations in Texas, Louisiana, Pennsylvania and West Virginia. The table below summarizes our material corporate leases.

Location	Approximate square footage	Approximate monthly payment	Expiration
Dallas, Texas (1)	155,000	$253,826	May 31, 2025
Cranberry Township, Pennsylvania	15,400	$22,500	December 31, 2017

(1)	The office lease in Dallas, Texas contains a right on our behalf to terminate the lease agreement early on June 30, 2020 or June 30, 2022.
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

Market information for our common shares

Our common shares trade on the NYSE under the symbol “XCO.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common share as reported by the NYSE:

	Price per share
	High	Low	Dividends Declared
2014
First Quarter	$5.85	$4.60	$0.05
Second Quarter	6.60	5.05	0.05
Third Quarter	5.95	3.25	0.05
Fourth Quarter	3.80	1.98	—

2013
First Quarter	$7.92	$5.97	$0.05
Second Quarter	8.70	6.52	0.05
Third Quarter	9.00	6.63	0.05
Fourth Quarter	7.25	4.83	0.05

Our shareholders

According to our transfer agent, Continental Stock Transfer & Trust Company, there were 253 holders of record of our common shares on December 31, 2014 (including nominee holders such as banks and brokerage firms who hold shares for beneficial holders and holders of restricted shares).

Our dividend policy

On December 15, 2014, our board of directors suspended our cash dividend to provide additional funds to reinvest into the Company and did not approve a cash dividend for the fourth quarter 2014. In 2014, we paid cash dividends of $0.15 per share, or $0.05 per share for each of the first three quarters, totaling $41.1 million. Any future declaration of dividends, as well as the establishment of record and payment dates, will depend on our earnings, capital requirements, financial condition, prospects and other factors our board of directors may deem relevant.

Issuer repurchases of common shares

The following table details our repurchases of common shares for the three months ended December 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
October 1 - October 31	—	$—	—	$192.5
November 1 - November 30	32,011	3.78	—	192.5
December 1 - December 31	6,810	2.24	—	192.5
Total	38,821	3.51	—
(1) Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for the vesting of restricted share awards.

(2)	On July 19, 2010, we announced a $200.0 million share repurchase program.

Item 6.	Selected Financial Data

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

Selected consolidated financial and operating data

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012	2011	2010
Statement of operations data (1):
Revenues:
Oil and natural gas	$660,269	$634,309	$546,609	$754,201	$515,226
Cost and expenses:
Oil and natural gas production (2)	94,326	83,248	104,610	108,641	108,184
Gathering and transportation	101,574	100,645	102,875	86,881	54,877
Depletion, depreciation and amortization	263,569	245,775	303,156	362,956	196,963
Impairment of oil and natural gas properties	—	108,546	1,346,749	233,239	—
Accretion of discount on asset retirement obligations	2,690	2,514	3,887	3,652	3,758
General and administrative (3)	65,920	91,878	83,818	104,618	105,114
(Gain) loss on divestitures and other operating items (4)	5,315	(177,518)	17,029	23,819	(509,872)
Total cost and expenses	533,394	455,088	1,962,124	923,806	(40,976)
Operating income (loss)	126,875	179,221	(1,415,515)	(169,605)	556,202
Other income (expense):
Interest expense, net	(94,284)	(102,589)	(73,492)	(61,023)	(45,533)
Gain (loss) on derivative financial instruments (5)	87,665	(320)	66,133	219,730	146,516
Other income (expense)	241	(828)	969	788	327
Equity income (loss) (6)	172	(53,280)	28,620	32,706	16,022
Total other income (expense)	(6,206)	(157,017)	22,230	192,201	117,332
Income (loss) before income taxes	120,669	22,204	(1,393,285)	22,596	673,534
Income tax expense	—	—	—	—	1,608
Net income (loss)	$120,669	$22,204	$(1,393,285)	$22,596	$671,926
Basic net income (loss) per share	$0.45	$0.10	$(6.50)	$0.11	$3.16
Diluted net income (loss) per share	$0.45	$0.10	$(6.50)	$0.10	$3.11
Cash dividends declared per share	$0.15	$0.20	$0.16	$0.16	$0.14
Weighted average common shares and common share equivalents outstanding:
Basic	268,258	215,011	214,321	213,908	212,465
Diluted	268,376	230,912	214,321	216,705	215,735
Statement of cash flow data:
Net cash provided by (used in):
Operating activities	$362,093	$350,634	$514,786	$428,543	$339,921
Investing activities	(221,588)	(252,478)	(427,094)	(709,531)	(712,854)
Financing activities	(144,683)	(93,317)	(74,045)	268,756	348,755
Balance sheet data:
Current assets	$330,766	$305,854	$361,866	$678,008	$520,460
Total assets	2,356,896	2,408,628	2,323,732	3,791,587	3,477,420
Current liabilities	365,371	349,170	237,931	287,399	285,698
Long-term debt	1,446,535	1,858,912	1,848,972	1,887,828	1,588,269
Shareholders' equity	510,004	147,905	149,393	1,558,332	1,540,552
Total liabilities and shareholders' equity	2,356,896	2,408,628	2,323,732	3,791,587	3,477,420

(1)	We have completed numerous acquisitions and dispositions which impact the comparability of the selected financial data between periods.

(2)
Share-based compensation calculated pursuant to FASB Accounting Standards Codification 718, Compensation-Stock Compensation ("ASC 718") included in oil and natural gas production costs was $0.1 million and $1.0 million for the years ended December 31, 2011 and 2010, respectively. We had no share-based compensation included in oil and natural gas production costs for the years ended December 31, 2014, 2013 and 2012.

(3)
Share-based compensation calculated pursuant to ASC 718 included in general and administrative expenses was $5.0 million, $10.7 million, $8.9 million, $10.9 million and $15.8 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(4)
During 2013, we recognized a gain on the contribution of properties to Compass. During 2010, we recognized gains on the sale transactions attributable to the formation of our joint ventures with BG Group.

(5)
We do not designate our derivative financial instruments as hedges and, as a result, the changes in the fair value of our derivative financial instruments are recognized in our Consolidated Statements of Operations. See "Note 2. Summary of significant accounting policies" in the Notes to our Consolidated Financial Statements for a description of this accounting method.

(6)
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

Our primary strategy focuses on the exploitation and development of our shale resource plays, while continuing to evaluate complementary acquisitions that meet our strategic and financial objectives. We plan to carry out this strategy by leveraging our management and technical team’s experience, exploiting our multi-year inventory of development drilling locations in our shale plays, actively seeking acquisition opportunities, managing our liquidity and maintaining financial flexibility. We believe this will allow us to create long-term value for our shareholders.
Like all oil and natural gas exploration and production companies, we face the challenge of natural production declines. We attempt to offset the impact of this natural decline by implementing drilling and exploitation projects to identify and develop additional reserves and adding reserves through complementary acquisitions.

Recent developments
Rights Offering

We closed a Rights Offering and related private placement of our common shares on January 17, 2014 which resulted in the issuance of 54,574,734 shares of common shares for gross proceeds of $272.9 million. In connection with the Rights Offering, we entered into investment agreements ("Investment Agreements") with certain affiliates of WL Ross and Hamblin Watsa Investment Counsel Ltd. ("Hamblin Watsa") pursuant to which, subject to the terms and conditions thereof, each of them severally agreed to subscribe for and purchase, in a private placement, its respective pro rata portion of shares under the basic subscription right and all unsubscribed shares under the over-subscription privilege subject to the pro rata allocation among the subscription rights holders who elected to exercise their over-subscription privilege. In connection with the Rights Offering and related transactions under the Investment Agreements, WL Ross and Hamblin Watsa purchased 19,599,973 and 6,726,712 shares, respectively, pursuant to their basic subscription rights and the over-subscription privilege. After giving effect to the Rights Offering, WL Ross and Hamblin Watsa owned 18.7% and 6.4%, respectively of the Company's outstanding common shares as of January 17, 2014. We used the proceeds to reduce outstanding indebtedness under the EXCO Resources Credit

Agreement, including the remainder of the asset sale requirement as well as a portion of the indebtedness outstanding under the revolving commitment.
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
2022 Notes

On April 16, 2014, we completed a public offering of $500.0 million in aggregate principal amount of the 2022 Notes. We received net proceeds of approximately $490.0 million after offering fees and expenses. The 2022 Notes bear interest at a rate of 8.5% per annum, payable in arrears on April 15 and October 15 of each year. We used the net proceeds from the 2022 Notes to repay indebtedness under the EXCO Resources Credit Agreement, including the $297.8 million outstanding principal balance on the term loan under the EXCO Resources Credit Agreement ("Term Loan") and the remaining proceeds were used to reduce outstanding indebtedness under the revolving commitment of the EXCO Resources Credit Agreement.

Compass Production Partners

On October 31, 2014, we closed the sale of our entire interest in Compass to HGI for $118.8 million in cash. We used a portion of the proceeds to reduce indebtedness under the EXCO Resources Credit Agreement. Prior to the closing of the sale, we reported our 25.5% interest in Compass using proportional consolidation. Our consolidated assets and liabilities were reduced by our proportionate share of Compass's net assets of $31.4 million which included our proportionate share of Compass's indebtedness of $83.2 million on October 31, 2014. The sale of our interest in Compass did not significantly alter the relationship between our capitalized costs and proved reserves and was accounted for as an adjustment of capitalized costs with no gain or loss recognized in accordance with Rule 4-10(c)(6)(i) of Regulation S-X. As a result, our capitalized costs were further reduced by $87.4 million.

At the closing, EXCO and HGI terminated the existing operating and administrative services agreements and entered into a customary transition services agreement pursuant to which EXCO will provide certain transition services to Compass for up to nine months following the closing date. In addition, following the closing, EXCO will no longer be required to offer acquisition opportunities to Compass or any of its affiliates.

EXCO Resources Credit Agreement amendment

On February 6, 2015, we amended the EXCO Resources Credit Agreement which decreased our borrowing base to $725.0 million as a result of the recent decline in oil and natural gas prices. In addition, the financial covenants were amended to include an interest coverage ratio and senior secured indebtedness to consolidated EBITDAX ratio. The leverage ratio was suspended until the fourth quarter of 2016 and the ratio requirements thereafter were modified. See further discussion of the amendment to the EXCO Resources Credit Agreement as part of "Our liquidity, capital resources and capital commitments" in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Critical accounting estimates

The process of preparing financial statements in conformity with GAAP requires us to make estimates and assumptions to determine reported amounts of certain assets, liabilities, revenues, expenses and related disclosures. We have identified the most critical accounting policies used in the preparation of our consolidated financial statements. We determined the critical policies by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to our estimates of Proved Reserves, derivative financial instruments, business combinations, share-based compensation, oil and natural gas properties, goodwill, revenue recognition, asset retirement obligations and income taxes.

The following is a discussion of our most critical accounting estimates, judgments and uncertainties that are inherent in our application of GAAP. For a more complete discussion of our accounting policies see "Note 2. Summary of significant accounting policies" in the Notes to our Consolidated Financial Statements.

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

Derivative financial instruments

We use derivative financial instruments to manage price fluctuations, protect our investments and achieve a more predictable cash flow. The estimates of the fair values of our derivative financial instruments require judgment. The fair value of our derivative financial instruments is determined by quoted futures prices, utilization of the credit-adjusted risk-free rate curves and the implied rates of volatility. We do not designate our derivative financial instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the respective instruments’ fair value in earnings. When prices for oil and natural gas are volatile, a significant portion of the effect of our derivative financial instrument management activities consists of non-cash income or expense due to changes in the fair value of our derivative financial instruments.

Share-based compensation

We account for share-based compensation in accordance with ASC 718 which requires share-based compensation to employees to be recognized in our Consolidated Statements of Operations based on their estimated fair values. Estimating the grant date fair value of our share-based compensation requires management to make assumptions and to apply judgment in estimating the fair value. These assumptions and judgments include estimating the volatility of our share price, dividend yields, expected term, forfeiture rates and other company-specific inputs. Changes in these assumptions could materially affect the estimate of the fair value. If actual results are not consistent with the assumptions used, the share-based compensation expense reported in our financial statements may not be representative of the actual economic impact of the share-based compensation.

Oil and natural gas properties

The accounting for, and disclosure of, oil and natural gas producing activities require that we choose between two GAAP alternatives: the full cost method or the successful efforts method. We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs of oil and natural gas properties. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs are not subject to depletion. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment or the need to transfer unproved costs to proved properties as a result of extension or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. In determining whether such costs should be impaired or transferred, we evaluate lease expiration dates, recent drilling results, future development plans and current market values. Our undeveloped properties are predominantly held-by-production, which reduces the risk of impairment as a result of lease expirations. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time.

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

The ceiling test is computed using the simple average spot price for the trailing 12 month period using the first day of each month. Each of the reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. The price used for NGL's was based on the trailing 12 month average of realized prices. Under full cost accounting rules, any ceiling test impairments of oil and natural gas properties may not be reversed in subsequent periods. Since we do not designate our derivative financial instruments as hedging instruments, we are not allowed to use the impacts of the derivative financial instruments in our ceiling test computations.

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

We apply a two-part, equally weighted approach in determining the fair value of our business as part of the goodwill impairment test. We perform an income approach, which uses a discounted cash flow model to value our business, and a market approach, in which our value is determined using trading metrics and transaction multiples of peer companies. The discounted cash flow model used in the income approach requires us to make various judgmental assumptions about future production, revenues, operating and capital expenditures, discount rates and other inputs which are based on our budgets, business plans, economic projections and anticipated future cash flows. The market approach requires us to make assumptions regarding the identifications of comparable companies and transactions as well as the future performance of ourselves and the comparable companies. Due to the changing market conditions, it is possible that assumptions used in the model may change in the future, which could materially affect the estimate of the fair value of our business.

Revenue recognition and natural gas imbalances

We use the sales method of accounting for oil and natural gas revenues. We record sales revenue based on an estimate of the volumes delivered at estimated prices as determined by the applicable sales agreement. We estimate our sales volumes primarily on company-measured volume readings. We then adjust our oil, natural gas and NGLs sales in subsequent periods based on the data received from our purchasers that reflects actual volumes and prices received. Historically, these differences have been immaterial. Gas imbalances at December 31, 2014, 2013 and 2012 were not significant.

Asset retirement obligations

We follow FASB ASC 410-20, Asset Retirement Obligations ("ASC 410-20") to account for legal obligations associated with the retirement of long-lived assets. ASC 410-20 requires these obligations be recognized at their estimated fair value at the time that the obligations are incurred. The costs of plugging and abandoning oil and natural gas properties fluctuate with costs associated with the industry. Our calculation of asset retirement obligation uses numerous assumptions and judgments, including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. We periodically assess the estimated costs of our asset retirement obligations and adjust the liability according to these estimates.

Income taxes

Income taxes are accounted for in accordance FASB ASC 740, Income Taxes. Deferred taxes are recorded to reflect the tax benefits and consequences of future years' differences between the tax basis of assets and liabilities and their financial reporting basis. We must make certain estimates related to the reversal of temporary differences, and actual results could vary from those estimates. We assess, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income. Examples of positive and negative evidence include historical taxable income or losses, forecasted income or losses, the estimated timing of the reversals of existing temporary differences as well as prudent and feasible tax planning strategies. We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2014, we continued to have a full valuation allowance against our net deferred tax assets. A significant amount of judgment is also required in determining the amount of unrecognized tax benefit to record for uncertain tax positions. We consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of unrecognized tax benefit. We currently do not have any uncertain tax positions recorded as of December 31, 2014.

Our results of operations

A summary of key financial data for the years ended December 31, 2014, 2013 and 2012 related to our results of operations is presented below:

	Year Ended December 31,			Year to year change
(dollars in thousands, except per unit prices)	2014	2013	2012	2014-2013	2013-2012
Production:
Oil (Mbbls)	2,236	1,188	704	1,048	484
Natural gas (Mmcf)	120,980	153,321	182,644	(32,341)	(29,323)
Natural gas liquids (Mbbls)	224	243	510	(19)	(267)
Total production (Mmcfe) (1)	135,740	161,907	189,928	(26,167)	(28,021)
Average daily production (Mmcfe)	372	444	519	(72)	(75)
Revenues before derivative financial instrument activities:
Oil	$196,316	$111,440	$62,119	$84,876	$49,321
Natural gas	457,946	514,309	462,422	(56,363)	51,887
Natural gas liquids	6,007	8,560	22,068	(2,553)	(13,508)
Total revenues	$660,269	$634,309	$546,609	$25,960	$87,700
Oil and natural gas derivative financial instruments:
Gain (loss) on derivative financial instruments	$87,665	$(320)	$66,133	$87,985	$(66,453)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$87.80	$93.80	$88.24	$(6.00)	$5.56
Natural gas (per Mcf)	3.79	3.35	2.53	0.44	0.82
Natural gas liquids (per Bbl)	26.82	35.23	43.27	(8.41)	(8.04)
Natural gas equivalent (per Mcfe)	4.86	3.92	2.88	0.94	1.04
Costs and expenses:
Oil and natural gas operating costs	$64,467	$61,277	$77,127	$3,190	$(15,850)
Production and ad valorem taxes	29,859	21,971	27,483	7,888	(5,512)
Gathering and transportation	101,574	100,645	102,875	929	(2,230)
Depletion	258,266	237,899	288,401	20,367	(50,502)
Depreciation and amortization	5,303	7,876	14,755	(2,573)	(6,879)
General and administrative (2)	65,920	91,878	83,818	(25,958)	8,060
Interest expense, net	94,284	102,589	73,492	(8,305)	29,097
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$0.47	$0.38	$0.41	$0.09	$(0.03)
Production and ad valorem taxes	0.22	0.14	0.14	0.08	—
Gathering and transportation	0.75	0.62	0.54	0.13	0.08
Depletion	1.90	1.47	1.52	0.43	(0.05)
Depreciation and amortization	0.04	0.05	0.08	(0.01)	(0.03)
General and administrative	0.49	0.57	0.44	(0.08)	0.13
Interest expense, net	0.69	0.63	0.39	0.06	0.24
Net income (loss)	$120,669	$22,204	$(1,393,285)	$98,465	$1,415,489

(1)	Mmcfe is calculated by converting one barrel of oil or NGLs into six Mcf of natural gas.

(2)	Share-based compensation expense included in general and administrative expenses was $5.0 million, $10.7 million and $8.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2014, 2013 and 2012.

The comparability of our results of operations for 2014, 2013 and 2012 was affected by:

•	the acquisitions of the Haynesville and Eagle Ford assets during 2013;

•	the formation and subsequent sale of Compass during 2013 and 2014, respectively;

•	the sale of our equity interest in TGGT Holdings, LLC ("TGGT") during 2013;

•	fluctuations in oil, natural gas and NGL prices, which impact our oil and natural gas reserves, revenues, cash flows and net income or loss;

•	impairments of our oil and natural gas properties in 2013 and 2012;

•	asset impairments and other non-recurring costs;

•	mark-to-market gains and losses from our derivative financial instruments;

•	changes in Proved Reserves and production volumes and their impact on depletion;

•	the impact of declining natural gas production volumes from our reduced horizontal drilling activities in certain shale formations; and

•	significant changes in our capital structure as a result of the Rights Offering and debt financing transactions.

General

The availability of a ready market and the prices for oil, natural gas and NGLs are dependent upon a number of factors that are beyond our control. These factors include, among other things:

•	supply and demand for oil and natural gas and expectations regarding supply and demand;

•	the level of domestic production;

•	the availability of imported oil and natural gas;

•	federal regulations generally prohibiting the export of U.S. crude oils;

•	federal regulations applicable to the export of, and construction of export facilities for natural gas and NGLs.

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
We engage in oil and natural gas production activities in geographic regions where, from time to time, the supply of oil or natural gas available for delivery exceeds the demand. If this occurs, companies purchasing oil, natural gas or NGLs in these areas may reduce the amount of oil or natural gas that they purchase from us. If we cannot locate other buyers for our production or for any of our oil or natural gas reserves, we may shut in our oil or natural gas wells for certain periods of time. If this occurs, we may incur additional payment obligations under our oil and natural gas leases and, under certain circumstances, the oil and natural gas leases might be terminated. Economic conditions, particularly depressed oil and natural gas prices, may negatively impact the liquidity and creditworthiness of our purchasers and may expose us to risk with respect to the ability to collect payments for the oil and natural gas we deliver.

Presentation of results of operations

Our discussion of production, revenues and direct operating expenses is based on our producing regions and Compass. Compass included conventional non-shale assets in East Texas, North Louisiana and the Permian Basin. Prior to the formation of Compass on February 14, 2013, the operating results of the properties contributed by EXCO were included within the East Texas/North Louisiana and Other regions in our discussion of production, revenues and direct operating expenses. The operating results of Compass represent our proportionate interest from its formation on February 14, 2013 to the closing of the sale of our interest on October 31, 2014. We closed the acquisition of assets in the Eagle Ford shale and formed our South Texas region on July 31, 2013.
Oil and natural gas production, revenues and prices

The following table presents our production, revenue and average sales prices for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014			2013			Year to year change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
East Texas/North Louisiana	92,916	$371,074	$3.99	123,218	$417,811	$3.39	(30,302)	$(46,737)	$0.60
South Texas	13,713	176,022	12.84	6,197	85,926	13.87	7,516	90,096	(1.03)
Appalachia	21,289	67,794	3.18	22,816	78,424	3.44	(1,527)	(10,630)	(0.26)
Other	364	3,649	10.02	1,139	9,135	8.02	(775)	(5,486)	2.00
Compass	7,458	41,730	5.60	8,537	43,013	5.04	(1,079)	(1,283)	0.56
Total	135,740	$660,269	$4.86	161,907	$634,309	$3.92	(26,167)	$25,960	$0.94

Production for the year ended December 31, 2014 decreased by 26.2 Bcfe, or 16%, as compared with 2013. The decrease in production in the East Texas/North Louisiana region was primarily due to production declines from changes in our drilling program and the initial contribution of properties to Compass in the first quarter of 2013. The production declines were primarily the result of reduced development activities within this region compared to periods prior to 2013. Our drilling activities in the region resulted in 27 wells turned-to-sales in North Louisiana and 8 wells turned-to-sales in East Texas for the year ended December 31, 2014 compared to 51 wells turned-to-sales in North Louisiana for the year ended December 31, 2013. The wells turned-to-sales for the year ended December 31, 2013 primarily consisted of wells drilled during 2012. The increase in production in the South Texas region was primarily the result of more days of production in the current period as the acquisition of these properties occurred on July 31, 2013. Our drilling activities in the Eagle Ford shale resulted in 63 wells turned-to-sales for the year ended December 31, 2014 compared to 26 wells turned-to-sales for the year ended December 31, 2013. The decrease in production of 1.5 Bcfe in the Appalachia region was a result of natural production declines following the suspension of our drilling program during the second half of 2013. The decrease in production in the Other region was primarily the result of the contribution of properties in the Permian Basin to Compass in 2013. The decrease in our proportionate share of Compass's production was due to the sale of our interest in Compass on October 31, 2014.

Oil and natural gas revenues for the year ended December 31, 2014 increased by $26.0 million, or 4%, as compared with 2013. The increase in revenues was primarily the result of the acquisition of Haynesville and Eagle Ford assets in the third quarter of 2013 and an increase in natural gas prices. This was partially offset by the decrease in production compared to the prior year. Our average natural gas sales price increased 13% to $3.79 per Mcf for the year ended December 31, 2014 from $3.35 per Mcf for the year ended December 31, 2013. Our average sales price for natural gas during the year ended December 31, 2014 was positively impacted by higher market prices and was partially offset by the widening of differentials in Appalachia as a result of an oversupply of natural gas in the Northeast region. Our average sales price of oil per Bbl decreased 6% to $87.80 per Bbl for the year ended December 31, 2014 from $93.80 per Bbl for the year ended December 31, 2013. Our average sales price for oil in the South Texas region is most closely correlated to the Louisiana Light Sweet ("LLS") price index. Our average sales price of NGLs per Bbl decreased 24% to $26.82 per Bbl for the year ended December 31, 2014 from $35.23 per Bbl for the year ended December 31, 2013.

The following table and discussion presents our production, revenue and average sales prices for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013			2012			Year to year change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
East Texas/North Louisiana	123,218	$417,811	$3.39	164,779	$420,579	$2.55	(41,561)	$(2,768)	$0.84
South Texas	6,197	85,926	13.87	—	—	—	6,197	85,926	13.87
Appalachia	22,816	78,424	3.44	16,153	47,379	2.93	6,663	31,045	0.51
Other	1,139	9,135	8.02	8,996	78,651	8.74	(7,857)	(69,516)	(0.72)
Compass	8,537	43,013	5.04	—	—	—	8,537	43,013	5.04
Total	161,907	$634,309	$3.92	189,928	$546,609	$2.88	(28,021)	$87,700	$1.04

Production in our East Texas/North Louisiana region for the year ended December 31, 2013 decreased by 41.6 Bcfe from 2012. The decrease in production was primarily due to the impact of the contribution of properties to Compass of 24.7 Bcfe, as well as normal production declines and a reduced drilling program. The decrease was partially offset by additional production from the acquisition of Haynesville assets during July 2013. Our drilling activities in East Texas/North Louisiana resulted in 51 wells turned-to-sales for the year ended December 31, 2013 compared to 84 wells turned-to-sales for the year ended December 31, 2012. We acquired assets in South Texas region focused on the Eagle Ford shale on July 31, 2013. Our production in the South Texas region was 6.2 Bcfe from the acquisition date to December 31, 2013, which consisted of 941 Mbbls of oil, 28 Mbbls of NGLs and 379 Mmcf of natural gas. The increase in production of 6.7 Bcfe in the Appalachia region was a result of our completion activities in the Marcellus shale. During 2013, we turned-to-sales 20 wells in the Marcellus shale which primarily consisted of wells in our inventory waiting upon completion as of the end of 2012. The decrease in production in the Permian and other region was primarily the result of the contribution of properties to Compass. Our proportionate share of Compass's production consisted of 6.7 Bcfe from East Texas/North Louisiana and 1.8 Bcfe from the Permian Basin.

For the years ended December 31, 2013 and 2012, oil and natural gas revenues were $634.3 million and $546.6 million, respectively. The increase in revenues was primarily the result of an increase in oil and natural gas prices and the acquisition of Haynesville and Eagle Ford assets, which was partially offset by lower revenues arising from the contribution of properties to Compass and normal production declines. Our average natural gas sales price increased 32% to $3.35 per Mcf for the year ended December 31, 2013 from $2.53 per Mcf for the year ended December 31, 2012. Our average sales price for natural gas during 2013 was negatively impacted by the widening of differentials in Appalachia as a result of an oversupply in the Northeast region. Our average sales price of oil per Bbl increased 6% to $93.80 per Bbl for the year ended December 31, 2013 from $88.24 per Bbl for the year ended December 31, 2012. Our average sales price of NGLs per Bbl decreased 19% to $35.23 per Bbl for the year ended December 31, 2013 from $43.27 per Bbl for the year ended December 31, 2012.

Oil and natural gas operating costs

The following tables and discussion present our oil and natural gas operating costs for the years ended December 31, 2014, 2013, and 2012.

	Year Ended December 31,
	2014			2013			Year to year change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$18,056	$3,815	$21,871	$16,980	$4,294	$21,274	$1,076	$(479)	$597
South Texas	15,242	396	15,638	11,454	13	11,467	3,788	383	4,171
Appalachia	14,072	58	14,130	14,073	—	14,073	(1)	58	57
Other	300	—	300	1,623	—	1,623	(1,323)	—	(1,323)
Compass	10,838	1,690	12,528	11,397	1,443	12,840	(559)	247	(312)
Total	$58,508	$5,959	$64,467	$55,527	$5,750	$61,277	$2,981	$209	$3,190

	Year Ended December 31,
	2014			2013			Year to year change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$0.19	$0.04	$0.23	$0.14	$0.03	$0.17	$0.05	$0.01	$0.06
South Texas	1.11	0.03	1.14	1.85	—	1.85	(0.74)	0.03	(0.71)
Appalachia	0.66	—	0.66	0.62	—	0.62	0.04	—	0.04
Other	0.82	—	0.82	1.42	—	1.42	(0.60)	—	(0.60)
Compass	1.45	0.23	1.68	1.34	0.17	1.51	0.11	0.06	0.17
Total	$0.43	$0.04	$0.47	$0.34	$0.04	$0.38	$0.09	$—	$0.09

Oil and natural gas operating costs for the year ended December 31, 2014 increased by $3.2 million, or 5%, as compared with 2013. The increase in oil and natural gas operating costs was primarily due to the acquisition of the Eagle Ford assets. This was partially offset by the lower operating costs resulting from the contribution of properties to Compass in the first quarter of 2013 as well as the sale of our interest in Compass on October 31, 2014. We implemented several costs reduction initiatives in the South Texas region in 2014 which resulted in decreased saltwater disposal costs, improved efficiencies and reduced reliance on third-party contractors.

Oil and natural gas operating costs for the year ended December 31, 2014 were $0.47 per Mcfe compared to $0.38 per Mcfe for the year ended December 31, 2013. The net increase in oil and natural gas operating costs per Mcfe is primarily attributable to lower production in relation to certain fixed lease operating expenses. This increase was partially offset by the cost reduction initiatives in the South Texas region, as well as the contribution and the sale of properties to Compass in 2013 and 2014, respectively, which typically have a higher average cost per Mcfe compared to the average for the rest of our properties. As a result of the cost reduction initiatives in the South Texas region, we were able to reduce our costs per Mcfe in the region to $1.14 per Mcfe in 2014 from $1.85 per Mcfe in 2013.

	Year Ended December 31,
	2013			2012			Year to year change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$16,980	$4,294	$21,274	$39,897	$9,497	$49,394	$(22,917)	$(5,203)	$(28,120)
South Texas	11,454	13	11,467	—	—	—	11,454	13	11,467
Appalachia	14,073	—	14,073	14,882	—	14,882	(809)	—	(809)
Other	1,623	—	1,623	12,539	312	12,851	(10,916)	(312)	(11,228)
Compass	11,397	1,443	12,840	—	—	—	11,397	1,443	12,840
Total	$55,527	$5,750	$61,277	$67,318	$9,809	$77,127	$(11,791)	$(4,059)	$(15,850)

	Year Ended December 31,
	2013			2012			Year to year change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
East Texas/North Louisiana	$0.14	$0.03	$0.17	$0.24	$0.06	$0.30	$(0.10)	$(0.03)	$(0.13)
South Texas	1.85	—	1.85	—	—	—	1.85	—	1.85
Appalachia	0.62	—	0.62	0.92	—	0.92	(0.30)	—	(0.30)
Other	1.42	—	1.42	1.39	0.03	1.42	0.03	(0.03)	—
Compass	1.34	0.17	1.51	—	—	—	1.34	0.17	1.51
Total	$0.34	$0.04	$0.38	$0.36	$0.05	$0.41	$(0.02)	$(0.01)	$(0.03)

Our oil and natural gas operating costs for the years ended December 31, 2013 and 2012 were $61.3 million and $77.1 million, respectively. The decreases in total oil and natural gas operating expenses for 2013 as compared to 2012 were primarily due to the contribution of properties to Compass. Additionally, we continued to focus on cost saving initiatives throughout the organization. These decreases were offset by additional oil and natural gas operating costs as a result of the acquisition of Haynesville and Eagle Ford assets.

Oil and natural gas operating costs for the year ended December 31, 2013 were $0.38 per Mcfe, a decrease of 7% from 2012. The net decrease in oil and natural gas operating costs per Mcfe is attributable to the contribution of properties to Compass, which typically have a higher cost per Mcfe compared to the rest of our properties. This was partially offset by a higher cost per Mcfe associated with our oil production in the South Texas region.
Gathering and transportation

Gathering and transportation expenses for the year ended December 31, 2014 increased by $0.9 million, or 1%, as compared with 2013. Gathering and transportation expenses were $0.75 per Mcfe for the year ended December 31, 2014, as compared to $0.62 per Mcfe for the year ended December 31, 2013. The increase in gathering and transportation expenses on a per Mcfe basis was primarily due to lower volumes in relation to fixed costs under firm transportation contracts in the East Texas/North Louisiana region. In addition, a marketing arrangement with a significant purchaser of our Haynesville shale production volumes was amended in April 2014 resulting in higher gathering and transportation expenses.

Gathering and transportation expenses totaled $100.6 million, or $0.62 per Mcfe, for the year ended December 31, 2013, as compared to $102.9 million, or $0.54 per Mcfe for the year ended December 31, 2012. The increase in gathering and transportation expense on a per Mcfe basis was due to lower volumes in relation to fixed costs under firm transportation contracts in the East Texas/North Louisiana region.

Production and ad valorem taxes

	Year Ended December 31,
	2014			2013			2012
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
East Texas/North Louisiana	$10,032	2.7%	$0.11	$9,287	2.2%	$0.08	$17,501	4.2%	$0.11
South Texas	13,406	7.6%	0.98	4,962	5.8%	0.80	—	—%	—
Appalachia	2,256	3.3%	0.11	2,653	3.4%	0.12	3,013	6.4%	0.19
Other	92	2.5%	0.25	815	8.9%	0.72	6,969	8.9%	0.77
Compass	4,073	9.8%	0.55	4,254	9.9%	0.50	—	—%	—
Total	$29,859	4.5%	$0.22	$21,971	3.5%	$0.14	$27,483	5.0%	$0.14

Production and ad valorem taxes for the year ended December 31, 2014 increased by $7.9 million, or 36%, as compared to 2013. The increase was primarily attributable to higher production and ad valorem taxes associated with oil production in the South Texas region. Additionally, this increase was due to higher severance tax rates in the State of Louisiana and the expiration of severance tax holidays on certain Haynesville shale wells in the East Texas/North Louisiana region. Production and ad valorem taxes for the year ended December 31, 2013 decreased by $5.5 million, or 20%, as compared to the same period in 2012. The decrease for the year ended December 31, 2013 compared to 2012 was primarily attributable to lower production volumes due to the contribution of properties to Compass and lower severance tax rates in the State of Louisiana. These decreases were partially offset by higher production and ad valorem taxes associated with our liquids production in the South Texas region.

Production and ad valorem tax rates per Mcfe were $0.22, $0.14 and $0.14 for 2014, 2013 and 2012, respectively. The rate per Mcfe increased from 2013 to 2014 due to higher production and ad valorem taxes per Mcfe associated with oil production in the South Texas region, higher severance tax rates in the State of Louisiana and the expiration of severance tax holidays on certain Haynesville shale wells in the East Texas/North Louisiana region. The rate per Mcfe was consistent on a consolidated basis for the year ended December 31, 2013 compared 2012 as a result of higher production and ad valorem taxes per Mcfe associated with oil production in the South Texas region that were offset by lower severance tax rates in the State of Louisiana.

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

Production and ad valorem taxes are set by state and local governments and vary as to the tax rate and the value to which that rate is applied. In Louisiana, where a substantial percentage of our production is derived, severance taxes are levied on a per Mcf basis. Therefore, the resulting dollar value of production is not sensitive to changes in prices for natural gas, except for holiday exemptions, if any. In our other operating areas, particularly Texas, production taxes are based on a fixed percentage of gross value of production sold. As such, our realized severance and ad valorem tax rates may become more sensitive to prices, except for wells that receive holiday exemptions, if any. The Commonwealth of Pennsylvania requires an impact fee to be paid on all unconventional wells spud based on a price tier calculation for a period of 15 years. The Commonwealth of Pennsylvania is currently considering reforms to its tax code which could result in the enactment of a severance tax on the production of oil and natural gas. This severance tax may replace the impact fee and could have an impact on our production taxes in future periods. There is no certainty that this legislation will be passed nor is it possible to quantify the impact at this time.
Depletion, depreciation and amortization

Depletion expense for the year ended December 31, 2014 increased by $20.4 million, or 9%, as compared with 2013 primarily due to the acquisition of assets in the Haynesville and Eagle Ford shale during the third quarter of 2013. On a per Mcfe basis, the depletion rate for the year ended December 31, 2014 was $1.90 per Mcfe, compared with $1.47 per Mcfe in 2013. The increase in the depletion rate was primarily due to the acquisition of assets in the Haynesville and Eagle Ford shale during the third quarter of 2013 which increased our depletable base and higher future development costs associated with the additional proved undeveloped reserves. The oil producing assets in the Eagle Ford shale result in a higher depletion rate when calculated on per Mcfe basis compared to the rest of our properties. The depletion rate for the year ended December 31, 2013 was $1.47 per Mcfe, a $0.05 decrease from the year ended December 31, 2012. The decrease is primarily the result of significant impairments of our oil and natural gas properties during 2012, which lowered our depletable base.

Depreciation and amortization costs for the year ended December 31, 2014 decreased by $2.6 million, or 33%, as compared with the same period in 2013. The decrease was due to the contribution of gathering assets to Compass in the first quarter of 2013 and reduced spending on certain corporate assets. Our depreciation and amortization costs for the year ended December 31, 2013 decreased by $6.9 million, or 47%, compared to 2012. The decrease was due to contribution of gathering assets to Compass and the sale of other corporate assets in 2012.

Accretion of discount on asset retirement obligations for the year ended December 31, 2014 increased by $0.2 million, or 7%, compared with 2013. The increase was primarily due to additional accretion of discount on asset retirement obligations of Haynesville and Eagle Ford assets acquired during the third quarter of 2013 and was partially offset by the contribution and sale of properties to Compass. The decrease for the year ended December 31, 2013 compared to 2012 was the result of the contribution of properties to Compass.
Impairment of oil and natural gas properties

For the year ended December 31, 2014, we did not record an impairment to our oil and natural gas properties. For the years ended December 31, 2013 and 2012, we recorded impairments of our oil and natural gas properties of $108.5 million and $1.3 billion, respectively. The impairments for the year ended December 31, 2013 were primarily due to low natural gas prices for the trailing 12 months at the end of the first quarter of 2013, downward revisions to the reserves of our Haynesville shale properties based on operational matters, narrowing of basis differentials between oil price indices, and higher costs associated with the gathering and transportation of our natural gas production from the Eagle Ford shale. The impairment of our oil and natural gas properties during 2012 was due to the significant decline in natural gas prices. As a result of recent declines in oil and natural gas prices, we expect to incur additional impairments to our oil and natural gas properties during 2015 if prices do not increase.
General and administrative

The following table presents our general and administrative expenses for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,			Year to year change
(in thousands, except per unit rate)	2014	2013	2012	2014-2013	2013-2012
General and administrative costs:
Gross general and administrative expense	$119,959	$147,432	$152,057	$(27,473)	$(4,625)
Technical services and service agreement charges	(24,747)	(26,846)	(25,242)	2,099	(1,604)
Operator overhead reimbursements	(13,507)	(10,462)	(20,544)	(3,045)	10,082
Capitalized salaries and share-based compensation	(15,785)	(18,246)	(22,453)	2,461	4,207
General and administrative expense	$65,920	$91,878	$83,818	$(25,958)	$8,060

General and administrative expenses for the year ended December 31, 2014 decreased by $26.0 million, or 28%, compared with 2013. Significant components of the changes in general and administrative expense for the year ended December 31, 2014 compared to 2013 were a result of:

•
decreased personnel and employee relocation costs of $12.4 million. The decrease was primarily the result of a reduction in our workforce and the centralization of certain functions from the Appalachia region. Also, we incurred$5.0 million of severance costs during 2013 associated with the resignation of our former chairman and chief executive officer. The decrease was partially offset by $2.2 million in severance costs associated with the reduction in our workforce during the second quarter of 2014;

•
decreased gross share-based compensation expense of $7.6 million. The decrease was primarily due to a reduction in headcount, higher forfeitures and additional expenses incurred with the modification of share-based payments in connection with the retirement and resignation of former executives in the prior year;

•
decreased various other gross general and administrative expenses of $7.5 million. The decrease reflects our efforts to reduce our general and administrative costs such as office expenses, travel and software licenses. We also incurred additional costs for legal and transition services related to the Haynesville and Eagle Ford asset acquisitions in 2013;

•
decreased technical services and service agreement recoveries of $2.1 million. The decrease was primarily a result of reduced headcount and increased focus on the development of assets that are not included in joint venture arrangements in which we can recover technical services including our operations in the South Texas region;

•	increased operator overhead reimbursements of $3.0 million. The increase is primarily associated with the additional operated wells acquired and developed in the Haynesville and Eagle Ford shales; and

•	decreased capitalized salaries and share-based compensation expense of $2.5 million primarily as a result of a reduction in employee headcount.

General and administrative expenses for the year ended December 31, 2013 increased by $8.1 million, or 10%, compared with 2012. Significant components of the changes in general and administrative expense for the year ended December 31, 2013 compared to 2012 were a result of:

•
decreased personnel expenses of $11.0 million primarily related to a reduction in employee headcount. This decrease was partially offset by $5.0 million of severance costs during 2013 associated with the resignation of our former chairman and chief executive officer. The decrease also included a reduction in contract labor costs as part of cost-cutting initiatives throughout the Company;

•
increased technical service and service agreement recoveries of $1.6 million primarily due to service agreement charges associated with the operations of Compass, which was partially offset by decreased employee costs;

•	decreased overhead recoveries of $10.1 million arising from reductions in our drilling program and the contribution of properties to Compass;

•	decreased capitalized salaries and share-based compensation expense of $4.2 million primarily as a result of a reduction in employee headcount;

•
increased share-based compensation expense of $1.6 million primarily associated with the modification of share-based payments in connection with the retirement and resignation of former executives in the prior year. This was partially offset by a reduction in employee headcount from prior year; and

•
increased various other expenses of $4.8 million primarily consisting of employee relocation costs associated with the centralization of certain functions from the Appalachia region, transition service costs associated with the acquisition of Haynesville and Eagle Ford assets, as well as higher engineering and technology costs.

We have implemented initiatives to reduce our general and administrative costs during 2015 including a 15% reduction in our workforce. This will reduce our general and administrative expenses in future periods however we will incur severance payments in connection with these actions.
(Gain) loss on divestitures and other operating items

(Gain) loss on divestitures and other operating items was a net loss of $5.3 million, a net gain of $177.5 million and a net loss of $17.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. The net loss for the year ended December 31, 2014 primarily consisted of legal expenses. The net gain for the year ended December 31, 2013 was primarily related to the gain of $186.4 million as a result of the contribution of certain oil and natural gas properties to Compass. Partially offsetting the gain were $3.0 million of transaction costs associated with the acquisition of Haynesville and Eagle Ford assets and $6.7 million of legal expenses. The net loss of $17.0 million for the year ended December 31, 2012 included the retroactive portion of the Pennsylvania impact fee, resolution of various title defect adjustments, legal expenses, and losses related to equipment sales and inventory impairments.
Interest expense, net

The following table presents our interest expense for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,			Period to period change
(in thousands)	2014	2013	2012	2014-2013	2013-2012
Interest expense:
2018 Notes	$57,585	$57,485	$57,394	$100	$91
2022 Notes	30,104	—	—	30,104	—
EXCO Resources Credit Agreement	16,368	33,119	31,068	(16,751)	2,051
Compass Production Partners Credit Agreement	2,022	2,335	—	(313)	2,335
Amortization of deferred financing costs	7,939	28,169	8,644	(20,230)	19,525
Capitalized interest	(20,060)	(18,729)	(23,809)	(1,331)	5,080
Other	326	210	195	116	15
Total interest expense	$94,284	$102,589	$73,492	$(8,305)	$29,097

Our interest expense, net for the year ended December 31, 2014 decreased $8.3 million from 2013 primarily due to a decrease in the amortization of deferred financing costs and lower average outstanding indebtedness. We incurred $21.0 million in expense related to accelerated deferred financing costs during 2013 primarily as a result of amendments to the EXCO Resources Credit Agreement. This was partially offset by higher average interest rates during 2014 as a result of the issuance of the 2022 Notes.

Our interest expense, net for the year ended December 31, 2013 increased $29.1 million from the year ended December 31, 2012. The increase was primarily due to the acceleration of deferred financing costs as a result of amendments to the EXCO Resources Credit Agreement. The increase in interest expense, net was also the result of a reduction in capitalized interest related to lower balances of unproved oil and natural gas properties. The increase in our average interest rate under the EXCO Resources Credit Agreement was partially offset by lower average borrowings during 2013 compared to 2012.
Derivative financial instruments

Our oil and natural gas derivative financial instruments resulted in a net gain of $87.7 million, net loss of $0.3 million and a net gain of $66.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The net gains during 2014 were primarily the result of declines in the futures prices of oil and natural gas towards the end of the year. Based on the nature of our derivative contracts, decreases in the related commodity price typically result in increases to the value of our derivatives contracts. The significant fluctuations demonstrate the high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.

The following table presents our natural gas prices, before and after the impact of the cash settlement of our derivative financial instruments.

	Year Ended December 31,			Period to period change
Average realized pricing:	2014	2013	2012	2014-2013	2013-2012
Natural gas equivalent per Mcfe	$4.86	$3.92	$2.88	$0.94	$1.04
Cash settlements (payments) on derivative financial instruments, per Mcfe	(0.14)	0.26	1.06	(0.40)	(0.80)
Net price per Mcfe, including derivative financial instruments	$4.72	$4.18	$3.94	$0.54	$0.24

Our total cash settlements for 2014 were payments of $19.0 million, or $0.14 per Mcfe compared to receipts of $42.1 million, or $0.26 per Mcfe, in 2013 and $202.1 million, or $1.06 per Mcfe, in 2012. As noted above, the significant fluctuations between settlements on our derivative financial instruments demonstrate the volatility in commodity prices.
Equity income (loss)

Our equity income (loss) was net income of $0.2 million, a net loss of $53.3 million and net income of $28.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in equity income for the year ended December 31, 2014 compared with 2013 was primarily due to an impairment of our investment in TGGT during 2013. This was partially offset by equity income from our investment in TGGT prior to the sale of our interest on November 15, 2013.

The decrease in equity income for the year ended December 31, 2013 compared to 2012 was primarily due to the impairment of our investment in TGGT in 2013. Equity losses from our investment in OPCO increased $4.7 million from 2012 primarily due to impairment charges on a water management system as a result of low utilization. These decreases were partially offset by an increase in equity income from our investment in our midstream joint venture in Appalachia.
Income taxes

The following table presents a reconciliation of our income tax provision (benefit) for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Federal income taxes (benefit) provision at statutory rate of 35%	$42,234	$7,772	$(487,649)
Increases (reductions) resulting from:
Goodwill	—	16,382	—
Adjustments to the valuation allowance	(64,757)	(28,865)	544,949
Non-deductible compensation	3,409	1,328	1,893
State taxes net of federal benefit	3,464	3,239	(59,406)
State tax rate change	15,496	—	—
Other	154	144	213
Total income tax provision	$—	$—	$—

During both 2014 and 2013, both federal and state income taxes were reduced to zero by a corresponding decrease to the valuation allowance previously recognized against net deferred tax assets. The net result was no income tax provision for both 2014 and 2013.

During 2012, our net loss was significantly impacted by the impairments of our proved oil and natural gas properties. The tax benefits arising from these impairments were offset by a valuation allowance. There were no material sales transactions during the year to impact taxable income. The net result was no income tax provision for 2012.

As of December 31, 2014, 2013, and 2012, there were no unrecognized tax benefits, including interest and penalties, that would be required to be recognized in our financial statements.

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

Recent events affecting liquidity

During 2014, we utilized the proceeds from the Rights Offering and the sale of certain assets in the Permian Basin to reduce indebtedness under the EXCO Resources Credit Agreement by an aggregate amount of $341.1 million. On April 16, 2014, we completed a public offering of $500.0 million in aggregate principal amount of senior unsecured notes due April 15, 2022. We received net proceeds of approximately $490.0 million after offering fees and expenses. We used a portion of the net proceeds to repay the $297.8 million outstanding principal balance on the Term Loan and the remaining proceeds were used to reduce indebtedness under the revolving commitment of the EXCO Resources Credit Agreement.

On October 31, 2014, we closed the sale of our entire interest in Compass for $118.8 million in cash. We used a portion of the proceeds to reduce indebtedness under the EXCO Resources Credit Agreement. Our borrowing base was not affected by this sale as Compass was not a guarantor subsidiary. In addition, we amended the EXCO Resources Credit Agreement to increase our borrowing base to $900.0 million. As a result of these transactions, our liquidity improved from $224.6 million as of December 31, 2013 to $761.2 million as of December 31, 2014.

On February 6, 2015, we amended the EXCO Resources Credit Agreement to decrease our borrowing base from $900.0 million to $725.0 million as a result of the recent decline in oil and natural gas prices. The decrease in our borrowing base would have resulted in liquidity of $586.2 million on a pro forma basis if the borrowing base redetermination would have occurred on December 31, 2014. The next borrowing base redetermination for the EXCO Resources Credit Agreement will occur in August 2015. In addition, the financial covenants were amended to include an interest coverage ratio and senior secured indebtedness to consolidated EBITDAX ratio. The leverage ratio was suspended until the fourth quarter of 2016 and the ratio requirements thereafter were modified.

As a result of the recent decline in commodity prices, we plan to reduce our capital expenditures and defer a significant amount of our development until commodity prices improve. Our 2015 capital budget is expected to exceed our cash flows from operations and the deficit will be funded with borrowings under the EXCO Resources Credit Agreement. We have implemented cost reduction initiatives in order to mitigate the impact on our cash flows and liquidity. This includes the negotiation of development and operating cost reductions with several key vendors and plans to continue to pursue further reductions. Also, we have implemented initiatives to reduce our general and administrative costs including a 15% reduction in our workforce during 2015. We believe this strategy will allow us to preserve our liquidity in order to execute on our development program and corporate strategies.

While we believe that our capital resources from existing cash balances, anticipated cash flow from operating activities and available borrowing capacity under the EXCO Resources Credit Agreement will be adequate to execute our corporate strategies and to meet debt service obligations, there are certain risks and uncertainties that could negatively impact our results of operations and financial condition. Reductions in our borrowing capacity as a result of a redetermination to our borrowing base could have an impact on our capital resources and liquidity. The borrowing base redetermination process considers assumptions related to future commodity prices; therefore, our borrowing capacity could be negatively impacted by further declines in oil and natural gas prices. Accordingly, our ability to effectively execute our corporate strategies and manage our operating, general and administrative expenses and capital expenditure programs is critical to our financial condition, liquidity and our results of operations.

The following table presents information relating to our liquidity as of December 31, 2014:

(in thousands)	December 31, 2014
EXCO Resources Credit Agreement	$202,492
2018 Notes (1)	750,000
2022 Notes	500,000
Total debt	$1,452,492
Net debt	$1,382,217
Borrowing base (2)	$900,000
Unused borrowing base (3)	$690,935
Cash (4)	$70,275
Unused borrowing base plus cash	$761,210

(1)	Excludes unamortized discount of $6.0 million at December 31, 2014.

(2)
On February 6, 2015, our borrowing base was reduced to $725.0 million, which would have resulted in liquidity of $586.2 million on a pro forma basis if the borrowing base redetermination had occurred on December 31, 2014.

(3)	Net of $6.6 million in letters of credit as of December 31, 2014.

(4)	Includes restricted cash of $24.0 million at December 31, 2014.

Debt covenants

As of December 31, 2014, our consolidated debt consisted of the EXCO Resources Credit Agreement, the 2018 Notes and the 2022 Notes (see "Note 6. Debt" in the Notes to our Consolidated Financial Statements for a further description of each agreement).

As of December 31, 2014, EXCO was in compliance with the financial covenants contained in its credit agreement:

•	our consolidated current ratio (as defined in the EXCO Resources Credit Agreement) of 2.5 to 1.0 exceeded the minimum of at least 1.0 to 1.0 as of the end of any fiscal quarter; and

•
our ratio of consolidated funded indebtedness to consolidated EBITDAX (as defined in the EXCO Resources Credit Agreement) of 3.9 to 1.0 did not exceed the maximum of 4.5 to 1.0 at the end of any fiscal quarter.

On February 6, 2015, we entered into the fourth amendment to the EXCO Resources Credit Agreement which amended our financial covenants under the agreement. The financial covenants (as defined in the EXCO Resources Credit Agreement) were amended to require that we:

•	maintain a consolidated current ratio of at least 1.0 to 1.0 as of the end of any fiscal quarter;

•	maintain a ratio of consolidated EBITDAX to consolidated interest expense ("Interest Coverage Ratio") of at least 2.0 to 1.0 as of the end of any fiscal quarter;

•	not permit our ratio of senior secured indebtedness to consolidated EBITDAX ("Secured Indebtedness Ratio") to be greater than 2.50 to 1.0 as of the end of any fiscal quarter; and

•
not permit our ratio of consolidated funded indebtedness to consolidated EBITDAX ("Leverage Ratio") as of the end of any fiscal quarter to be greater than the ratio set forth for the following periods:

Period	Ratio
The fiscal quarter ending December 31, 2016	6.00 to 1.00
The fiscal quarter ending March 31, 2017 and June 30, 2017	5.75 to 1.00
The fiscal quarter ending September 30, 2017	5.25 to 1.00
The fiscal quarter ending December 31, 2017	4.75 to 1.00
Each fiscal quarter ending thereafter	4.50 to 1.00

The Leverage Ratio will be calculated based on the consolidated EBITDAX for the trailing four quarter period ending on the last day of such fiscal quarter, except, the consolidated EBITDAX for quarter period ending December 31, 2016 shall be consolidated EBITDAX for quarter ending December 31, 2016 multiplied by 4.00, consolidated EBITDAX for the two quarter period ending March 31, 2017 shall be consolidated EBITDAX for such period multiplied by 2.00, and consolidated EBITDAX for the three quarter period ending June 30, 2017 shall be consolidated EBITDAX for such period multiplied by 4/3.

The amendments to the financial covenants will become effective as of March 31, 2015. If these covenants were effective as of December 31, 2014, our Interest Coverage Ratio of 3.6 to 1.0 would have exceeded the minimum of at least 2.0 to 1.0 and our Secured Indebtedness Ratio of 0.6 to 1.0 would not have exceeded the maximum of 2.50 to 1.0.

The indenture governing the 2018 Notes and 2022 Notes contains incurrence covenants which restrict our ability to incur additional indebtedness or pledge assets, among other things.

There are certain risks arising from volatility in oil and/or natural gas prices that could impact our ability to meet debt covenants in future periods. In particular, our Interest Coverage Ratio, Secured Indebtedness Ratio, and Leverage Ratio, each as defined in the EXCO Resources Credit Agreement, are computed using EBITDAX for a trailing period and only includes operations from non-guarantor subsidiaries and unconsolidated joint ventures to the extent that cash is distributed to entities under the credit agreement. As a result, our ability to maintain compliance with these covenants is negatively impacted when oil and/or natural gas prices and/or production declines over an extended period of time. If we are not able to meet our debt covenants in future periods, we may be required but unable to refinance all or part of our existing debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all and may be required to surrender assets pursuant to the security provisions of the EXCO Resources Credit Agreement. Further, failing to comply with the financial and other restrictive covenants in the EXCO Resources Credit Agreement, 2018 Notes and 2022 Notes could result in an event of default, which could adversely affect our business, financial condition and results of operations. See "Note 6. Debt" in the Notes to our Consolidated Financial Statements for a description of our covenants under the EXCO Resources Credit Agreement, 2018 Notes and 2022 Notes.

Capital commitments

During 2013, we entered into the Participation Agreement with a joint venture partner in the Eagle Ford shale to mitigate the impact of development expenditures on our capital resources and liquidity. EXCO is required to offer to purchase our joint venture partner's working interest in wells drilled that have been on production for at least one year. These offers will be made on a quarterly basis for groups of wells based on a price defined in the Participation Agreement, subject to specific well criteria and return hurdles. The wells included in the offer process that meet all of the specific well criteria are deemed to be "Committed Wells" and wells that do not meet the criteria are deemed to be "Uncertainty Wells." The specific well criteria includes factors such as the amount of time on artificial lift, temporary shut-in time, interference from other wells, recent offset fracturing activities or other trends that may result in variability in the performance trends used to establish estimates of reserves. Our joint venture partner is required to accept our offer on Committed Wells if they meet the established return thresholds. If a group of Committed Wells does not meet the established return thresholds, our joint venture partner has the right to decline our offer and the wells can be included in future offers. Our joint venture partner may accept the offers for the Uncertainty Wells; however, they have the ability to elect to defer those wells to future periods when they meet all of the criteria. Any well included in the offer process that remains an Uncertainty Well for two consecutive quarters becomes a Committed Well in the next quarterly offer process. Our joint venture partner has a right to retain an undivided 15% of their collective interest in the wells that we acquire.

The value of EXCO’s offers will be based on the PV-10 of the producing properties within each quarterly tranche of wells that have been on production for approximately one year. The pricing used in determining the PV-10 value will be based on NYMEX WTI futures contracts for 60 months then held constant for oil, NYMEX Henry Hub futures contracts for 60 months then held constant for natural gas, and the trailing 12 month actual NGL prices realized relative to WTI prices for NGLs. If EXCO and our joint venture partner are unable to agree upon the PV-10 value, an independent external engineering firm will be engaged to provide an independent valuation. The required return utilized in the offer acceptance process is based on 120% of our joint venture partner’s total invested capital for the wells within each quarterly tranche. The total invested capital used in the calculation of required return is reduced by the cash flows from the production of the wells prior to the offer date. Our joint venture partner is required to accept the offer if it exceeds the required return. If the PV-10 value exceeds our joint venture partner’s required return on investment, then EXCO and our joint venture partner will share the excess returns in the determination of the purchase price. This will result in a purchase price less than the PV-10 value.

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

As of December 31, 2014, we had spud 86 wells and turned-to-sales 60 wells which are expected to be included within future offers under the Participation Agreement. During 2015, we expect to spud an additional 16 wells which will be included in future offers under the Participation Agreement. The timing of these offers and potential acquisitions is dependent upon the date these wells are turned-to-sales, downtime during the year preceding the offer process and other factors. Prior to the acquisitions in future periods, our average working interest in wells developed under this agreement is approximately 17% and our joint venture partner's average working interest is approximately 50%. The remaining working interest is held by other third-party owners and is not part of the acquisition program.

Our average drilling and completion costs for wells that have been turned-to-sales in the joint venture area are $7.4 million per well, of which our joint venture partner's share is approximately $3.8 million per well and our share prior to the acquisition is $1.3 million per well. Our estimated average drilling and completion costs for wells that have been recently spud in the joint venture area are estimated to be $7.1 million per well, of which our joint venture partner's share is approximately $3.6 million per well and our share prior to the acquisition is $1.2 million per well.

We made our first offer for wells drilled under the Participation Agreement during the first quarter of 2015. This included 7 wells for a total offer price of approximately $15.0 million. The offer consisted of 1 Committed Well for approximately $3.0 million and 6 Uncertainty Wells for approximately $12.0 million. Therefore, our joint venture partner is only required to accept the offer for the Committed Well. Our joint venture partner may accept the offers for the Uncertainty Wells, however they have the ability to elect to defer those wells to future periods when they meet all of the criteria. We expect the offer and acceptance process to be completed and the acquisition to close during the first quarter of 2015. There are 34 additional wells that are expected to be included in the offer process during the remainder of 2015; however, the extent and timing of these acquisitions in future periods will be dependent on the terms and conditions of the offer process. If our offers for the wells included in the first four quarters of the offer process do not meet the established return thresholds, we must increase our offer to meet the thresholds or our joint venture partner will no longer be required to accept future offers for Committed Wells that meet the established return thresholds. If we do not meet this requirement, this could prevent us from acquiring additional working interests in properties from our joint venture partner under the Participation Agreement if they do not accept our offers in the future.

Historical sources and uses of funds
Our primary sources of cash in 2014 were cash flows from operations, proceeds received from the Rights Offering and the sale of non-core assets. As a result of these sources of cash, we were able to significantly reduce our outstanding indebtedness under the EXCO Resources Credit Agreement.
Net increases (decreases) in cash are summarized as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net cash provided by operating activities	$362,093	$350,634	$514,786
Net cash used in investing activities	(221,588)	(252,478)	(427,094)
Net cash used in financing activities	(144,683)	(93,317)	(74,045)
Net increase (decrease) in cash	$(4,178)	$4,839	$13,647

Operating activities
The primary factors impacting our cash flows from operating activities generally include: (i) levels of production from our oil and natural gas properties, (ii) prices we receive from the sales of oil, natural gas and NGLs production, including settlement proceeds or payments related to our oil and natural gas derivatives, (iii) operating costs of our oil and natural gas properties, (iv) costs of our general and administrative activities and (v) interest expense. Our cash flows from operating activities have historically been impacted by fluctuations in oil and natural gas prices and our production volumes.
For the year ended December 31, 2014, our net cash provided by operating activities was $362.1 million as compared to $350.6 million for the year ended December 31, 2013. The increase is primarily attributable to higher revenues from the Haynesville and Eagle Ford shale assets we acquired in 2013 as well as an increase in natural gas prices. This was partially offset by lower natural gas production as well as a decrease in oil prices. In addition, the increase was due to changes in accounts receivable which provided cash of $52.0 million for the year ended December 31, 2014 as compared to $46.2 million of cash used for the year ended December 31, 2013. The decrease in accounts receivable for the year end December 31, 2014 as compared to prior year was primarily due to timing of collections of our oil and natural gas sales. This was partially offset by cash payments of $19.0 million on derivative contracts for the year ended December 31, 2014 compared to cash receipts of $42.1 million in the prior year.
Net cash provided by operating activities for the year ended December 31, 2013 was $350.6 million as compared to $514.8 million for the year ended December 31, 2012. The decrease is primarily attributable to lower settlement proceeds on our derivatives and less favorable working capital conversions. Settlements on derivative contracts decreased by $160.0 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The cash inflows from the acquisition of the Haynesville and Eagle Ford assets and higher realized oil and natural gas prices were partially offset by lower production primarily due to our contribution of properties to Compass.

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
For the year ended December 31, 2014, our net cash used in investing activities was $221.6 million which consisted of $391.8 million of drilling and development activities focused on the Haynesville, Bossier and Eagle Ford shales. This was partially offset by $118.8 million of proceeds received from the sale of our interest in Compass and approximately $68.2 million of proceeds received from the sale of our interest in certain non-operated assets in the Permian Basin.
For the year ended December 31, 2013, our cash flows used in investing activities were $252.5 million. Our property acquisitions during 2013 were primarily attributable to the acquisition of Haynesville and Eagle Ford assets of $942.9 million and our proportionate share of Compass's acquisition of the shallow Cotton Valley assets from an affiliate of BG Group. Our capital expenditures of $320.5 million were primarily focused on our development program in the East Texas/North Louisiana and South Texas regions. The cash used in investing activities was partially offset by the $574.8 million in proceeds as a result of the contribution of properties to Compass, the sale of our equity investment in TGGT of $236.6 million, net of commissions and fees, the sale of undeveloped acreage in the Eagle Ford for $130.9 million and other asset divestitures of $37.9 million.
For the year ended December 31, 2012, our cash flows used in investing activities were $427.1 million primarily related to development and exploration activities in the Haynesville and Marcellus shales.

Financing activities
For the year ended December 31, 2014, our net cash used in financing activities was $144.7 million primarily due to $859.9 million in net payments of outstanding indebtedness under the EXCO Resources Credit Agreement, $41.1 million of dividend payments and $10.3 million of deferred financing costs primarily related to issuance of the 2022 Notes. This was offset by $500.0 million of gross proceeds received from issuance of the 2022 Notes and approximately $272.9 million of gross proceeds received from the Rights Offering.

For the year ended December 31, 2013, our cash flows used in financing activities were $93.3 million. The cash flows used in financing activities were primarily attributable to net borrowings under the EXCO Resources Credit Agreement to fund the acquisition of the Haynesville and Eagle Ford assets and the additional borrowings of Compass to fund the acquisition of shallow Cotton Valley assets. In addition, we paid $33.6 million of deferred financing costs associated with amendments to the EXCO Resources Credit Agreement and we paid $43.2 million of dividends on our common shares during 2013.
For the year ended December 31, 2012, our cash flows used in financing activities were $74.0 million. The cash flows used in investing activities primarily consisted of net repayments of indebtedness under the EXCO Resources Credit Agreement of $40.0 million. We paid $34.4 million of dividends on our common shares during 2012.

Capital expenditures
During 2014, our capital expenditures, including oil and natural gas property acquisitions, totaled $434.8 million, of which $356.3 million was related to drilling and development activities. Our development program during 2014 primarily focused on our properties in the Haynesville, Bossier and Eagle Ford shales. During 2014, we operated three to six operated drilling rigs in the Haynesville and Bossier shales focused on our core area in DeSoto Parish, Louisiana and the Shelby area of East Texas. Our capital expenditures in this region also included re-fracture stimulation treatments on 5 gross (2.8 net) mature Haynesville shale wells. Our development program in the Eagle Ford shale focused on our core area in Zavala County, Texas and limited drilling outside our core area as part of a farmout agreement. We operated two to five operated drilling rigs in this region during 2014. We also installed pumping units on 87 gross (45.6 net) wells in the region to optimize our production. Our development activities during the year featured enhanced drilling and completion techniques which improved our well performance while we efficiently managed our capital expenditures.
During 2013, our capital expenditures primarily consisted of our acquisitions of Haynesville and Eagle Ford assets as well as our development programs in these regions. The oil and natural gas property acquisitions of $942.9 million during 2013 included the Eagle Ford and Haynesville assets acquired from Chesapeake. In connection with closing the acquisition of the Eagle Ford assets, we entered into a Participation Agreement with a joint venture partner and sold an undivided 50% interest in the undeveloped acreage we acquired for approximately $130.9 million. Our development program during 2013 focused on our properties in the Haynesville and Eagle Ford shales. We operated three drilling rigs throughout 2013 in the Haynesville shale focused on our core area in DeSoto and Caddo Parish, Louisiana. We began our development program in the

Eagle Ford shale which included three to four operated drilling rigs from the date we acquired the properties to year-end. We also incurred additional expenditures in this region for surface acreage, infrastructure and operating facilities. Our expenditures in the Appalachia region focused on a limited appraisal drilling program, completion activities and the construction of pads for future drilling activity.
During 2012, our capital expenditures primarily focused on our development program in the Haynesville shale as well as our appraisal and development program in the Marcellus shale. We significantly reduced our capital expenditures during 2012 as a result of the decline in natural gas prices. We also had a limited development program in the Permian Basin focused on conventional assets which were contributed to Compass during 2013. Our lease purchases during 2012 were primarily in the Permian Basin on acreage with horizontal drilling potential.
The following table presents our capital expenditures for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
(in thousands)	2014	2013	2012
Capital expenditures:
Lease purchases and seismic	$10,477	$25,052	$49,158
Development capital expenditures	356,344	265,120	403,342
Field operations, gathering and water pipelines	20,256	12,379	1,044
Corporate and other	37,198	37,287	48,303
Total capital expenditures excluding oil and natural gas property acquisitions	424,275	339,838	501,847
Oil and natural gas property acquisitions (1)	10,562	942,946	3,349
Total capital expenditures including oil and natural gas property acquisitions	$434,837	$1,282,784	$505,196

(1)
The oil and natural gas property acquisitions of $942.9 million during 2013 included the Eagle Ford and Haynesville assets. This amount was reduced by $130.9 million from the sale of a portion of the undeveloped acreage we acquired in the Eagle Ford shale to a joint venture partner.

2015 capital budget
Our board of directors approved a capital budget of up to $275.0 million for 2015, of which $215.0 million is allocated to development and completion activities. Our development activities in the East Texas/North Louisiana region are primarily focused on the Shelby area in East Texas and a limited drilling and completion program in the Holly area in North Louisiana. This includes a limited amount of capital allocated towards our re-fracture stimulation program. We have reduced our drilling activity in South Texas in response to lower crude oil prices. Our development activities in this region are designed to preserve leasehold commitments, fulfill continuous drilling obligations and drill key test wells in the Buda formation. Our capital expenditures in these regions are directed towards areas which have recently yielded strong results from enhanced drilling and completion methods. This has improved the economics of developing these locations and provides attractive returns even in a low commodity price environment. We also have plans for a limited appraisal drilling program in the Marcellus shale. We believe the capital budget is appropriate for current commodity prices and our capital structure. The 2015 capital budget is currently allocated among the different budget categories as follows:

	Gross Wells Spud (1)	Net Wells Spud (1)	Net Wells Completed (1)	Drilling & Completion	Other Capital	Total Capital
(in millions, except wells)
East Texas/North Louisiana	25	11.9	17.6	$150.0	$8.0	$158.0
South Texas	23	7.1	10.7	59.0	7.0	66.0
Appalachia	2	0.7	0.5	6.0	8.0	14.0
Corporate and other (2)	—	—	—	—	37.0	37.0
Total	50	19.7	28.8	$215.0	$60.0	$275.0

(1)	The wells spud and completed within this table only include those operated by EXCO.

(2)	Includes $21.0 million of capitalized interest and $16.0 million of capitalized general and administrative expenses.

The 2015 capital budget excludes our acquisition program with a joint venture partner in the Eagle Ford shale, which is expected to be funded with borrowings under the EXCO Resources Credit Agreement.

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
Our derivative financial instruments are comprised of oil and natural gas swaps, basis swaps, three-way collars and call option contracts. As of December 31, 2014, we had derivative financial instruments in place for the volumes and prices shown below:

(in thousands, except prices)	NYMEX gas volume - Mmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Bbls	Weighted average contract price per Bbl
Swaps:
2015	42,888	$4.20	1,095	$91.09
Basis swaps:
2015	—	—	91	6.10
Call options:
2015	20,075	4.29	365	100.00
Three-way collars:
2015	27,375		—
Sold call		4.47		—
Purchased put		3.83		—
Sold put		3.33		—
2016	10,980		—
Sold call		4.80		—
Purchased put		3.90		—
Sold put		3.40		—
See further details on our derivative financial instruments in "Note 4. Derivative financial instruments" and "Note 5. Fair value measurements" in the Notes to our Consolidated Financial Statements.

Off-balance sheet arrangements
As of December 31, 2014, we had no arrangements or any guarantees of off-balance sheet debt to third parties.

Contractual obligations and commercial commitments
The following table presents our contractual obligations and commercial commitments as of December 31, 2014. Gathering and firm transportation services presented in the following table represent our gross commitments under these contracts and a portion of these costs will be incurred by working interest and other owners. The commitments do not include those of our equity method investments.

	Payments due by period
(in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
EXCO Resources Credit Agreement (1)	$—	$—	$202,492	$—	$202,492
Senior Notes (2)	—	—	750,000	500,000	1,250,000
Gathering and firm transportation services (3)	136,040	266,289	218,200	101,618	722,147
Other fixed commitments (4)	17,332	18,696	5,613	3,530	45,171
Drilling contracts (5)	22,191	2,538	—	—	24,729
Operating leases and other	5,912	9,070	6,145	1,623	22,750
Total contractual obligations	$181,475	$296,593	$1,182,450	$606,771	$2,267,289

(1)
The EXCO Resources Credit Agreement matures on July 31, 2018. The interest rate grid on the revolving credit facility of the EXCO Resources Credit Agreement ranges from LIBOR plus 175 bps to 275 bps (or ABR plus 75 bps to 175 bps), depending on the percentages of drawn balances to the borrowing base.

(2)	The 2018 Notes are due on September 15, 2018. The annual interest obligation is $56.3 million. The 2022 Notes are due on April 15, 2022. The annual interest obligation is $42.5 million.

(3)
Gathering and firm transportation services reflect contracts whereby EXCO commits to transport a minimum quantity of natural gas on a gatherer's system or a shippers’ pipeline. Whether or not EXCO delivers the minimum quantity, we pay the fees as if the quantities were delivered. These expenses represent our gross commitments under these contracts and a portion of these costs will be incurred by working interest and other owners.

(4)	Other fixed commitments are primarily related to completion service contracts and minimum sales commitments under marketing contracts.

(5)
Drilling contracts represent the early termination fees we would incur if we terminated our contracts for drilling rigs at December 31, 2014. The actual drilling costs under these contracts will be incurred by working interest owners in the development of the related properties.

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
Commodity price risk
Our objective in entering into derivative financial instruments is to manage our exposure to commodity price fluctuations, protect our returns on investments, and achieve a more predictable cash flow in connection with our financing activities and borrowings related to these activities. These transactions limit exposure to declines in prices, but also limit the benefits we would realize if oil and natural gas prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of our derivative financial instrument management activities consists of non-cash income or expense due to changes in the fair value of our derivative financial instrument contracts. Cash losses or gains only arise from payments made or received on monthly settlements of contracts or if we terminate a contract prior to its expiration.
Our most significant market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas. Pricing for oil and natural gas production is volatile.
Our use of derivative financial instruments could have the effect of reducing our revenues and the value of our securities. For the year ended December 31, 2014, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $94.1 million for our oil and natural gas swap contracts. The ultimate settlement amount of our outstanding derivative financial instrument contracts is dependent on future commodity prices. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
Interest rate risk
At December 31, 2014, our exposure to interest rate changes related primarily to borrowings under the EXCO Resources Credit Agreement. The interest rate on the 2018 Notes is fixed at 7.5% per annum and the interest rate on the 2022 Notes is fixed at 8.5% per annum. Interest is payable on borrowings under the EXCO Resources Credit Agreement based on a floating rate as more fully described in "Note 6. Debt" in the Notes to our Consolidated Financial Statements. At December 31, 2014, we had approximately $202.5 million in outstanding borrowings under the EXCO Resources Credit Agreement. A 1% increase in interest rates (100 bps) based on the variable borrowings as of December 31, 2014 would result in an increase in our interest expense of approximately $2.0 million per year. The interest we pay on these borrowings is set periodically based upon market rates.

Item 8.	Financial Statements and Supplementary Data
EXCO Resources, Inc.
Index to Consolidated Financial Statements

Management's Report on Internal Control Over Financial Reporting
To the Board of Directors and Shareholders of
EXCO Resources, Inc.:

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on management's assessment, management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

The effectiveness of EXCO Resources, Inc.'s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

By:	/s/ Harold L. Hickey	By:	/s/ Richard A. Burnett
Title:	President and Chief Operating Officer	Title:	Vice President, Chief Financial Officer
and Chief Accounting Officer
Dallas, Texas
February 25, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
EXCO Resources, Inc.:
We have audited the accompanying consolidated balance sheets of EXCO Resources, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2014. We also have audited EXCO Resources, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EXCO Resources, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EXCO Resources, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, EXCO Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Dallas, Texas
February 25, 2015

EXCO RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$46,305	$50,483
Restricted cash	23,970	20,570
Accounts receivable, net:
Oil and natural gas	81,720	128,352
Joint interest	65,398	70,759
Other	8,945	18,022
Derivative financial instruments	97,278	8,226
Inventory and other	7,150	9,442
Total current assets	330,766	305,854
Equity investments	55,985	57,562
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	276,025	425,307
Proved developed and undeveloped oil and natural gas properties	3,852,073	3,554,210
Accumulated depletion	(2,414,461)	(2,183,464)
Oil and natural gas properties, net	1,713,637	1,796,053
Gathering assets	1,488	33,473
Accumulated depreciation and amortization	(168)	(10,338)
Gathering assets, net	1,320	23,135
Office, field and other assets, net	23,324	27,233
Deferred financing costs, net	30,636	28,807
Derivative financial instruments	2,138	6,829
Deferred income taxes	35,935	—
Goodwill	163,155	163,155
Total assets	$2,356,896	$2,408,628

See accompanying notes.

EXCO RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)	December 31, 2014	December 31, 2013

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$110,211	$109,217
Revenues and royalties payable	152,651	154,862
Drilling advances	37,648	22,971
Accrued interest payable	26,265	18,144
Current portion of asset retirement obligations	1,769	191
Income taxes payable	—	—
Deferred income taxes	35,935	—
Derivative financial instruments	892	11,919
Current maturities of long-term debt	—	31,866
Total current liabilities	365,371	349,170
Long-term debt	1,446,535	1,858,912
Derivative financial instruments	—	9,671
Asset retirement obligations and other long-term liabilities	34,986	42,970
Commitments and contingencies	—	—
Shareholders’ equity:
Common shares, $0.001 par value; 350,000,000 authorized shares; 274,351,756 shares issued and 273,773,714 shares outstanding at December 31, 2014; 218,783,540 shares issued and 218,244,319 shares outstanding at December 31, 2013	270	215
Subscription rights, $0.001 par value, none issued and outstanding at December 31, 2014; 54,574,734 issued and outstanding at December 31, 2013	—	55
Additional paid-in capital	3,502,209	3,219,748
Accumulated deficit	(2,984,860)	(3,064,634)
Treasury shares, at cost; 578,042 at December 31, 2014 and 539,221 at December 31, 2013	(7,615)	(7,479)
Total shareholders’ equity	510,004	147,905
Total liabilities and shareholders’ equity	$2,356,896	$2,408,628

See accompanying notes.

EXCO RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Revenues:
Oil	$196,316	$111,440	$62,119
Natural gas	457,946	514,309	462,422
Natural gas liquids	6,007	8,560	22,068
Total revenues	660,269	634,309	546,609
Costs and expenses:
Oil and natural gas operating costs	64,467	61,277	77,127
Production and ad valorem taxes	29,859	21,971	27,483
Gathering and transportation	101,574	100,645	102,875
Depletion, depreciation and amortization	263,569	245,775	303,156
Impairment of oil and natural gas properties	—	108,546	1,346,749
Accretion of discount on asset retirement obligations	2,690	2,514	3,887
General and administrative	65,920	91,878	83,818
(Gain) loss on divestitures and other operating items	5,315	(177,518)	17,029
Total costs and expenses	533,394	455,088	1,962,124
Operating income (loss)	126,875	179,221	(1,415,515)
Other income (expense):
Interest expense, net	(94,284)	(102,589)	(73,492)
Gain (loss) on derivative financial instruments	87,665	(320)	66,133
Other income (expense)	241	(828)	969
Equity income (loss)	172	(53,280)	28,620
Total other income (expense)	(6,206)	(157,017)	22,230
Income (loss) before income taxes	120,669	22,204	(1,393,285)
Income tax expense	—	—	—
Net income (loss)	$120,669	$22,204	$(1,393,285)
Earnings (loss) per common share:
Basic:
Net income (loss)	$0.45	$0.10	$(6.50)
Weighted average common shares outstanding	268,258	215,011	214,321
Diluted:
Net income (loss)	$0.45	$0.10	$(6.50)
Weighted average common shares and common share equivalents outstanding	268,376	230,912	214,321

See accompanying notes.

EXCO RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2014	2013	2012
Operating Activities:
Net income (loss)	$120,669	$22,204	$(1,393,285)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	263,569	245,775	303,156
Share-based compensation expense	4,962	10,748	8,926
Accretion of discount on asset retirement obligations	2,690	2,514	3,887
Impairment of oil and natural gas properties	—	108,546	1,346,749
(Income) loss from equity investments	(172)	53,280	(28,620)
(Gain) loss on derivative financial instruments	(87,665)	320	(66,133)
Cash settlements (payments) of derivative financial instruments	(18,991)	42,119	202,078
Amortization of deferred financing costs and discount on debt issuance	12,055	29,624	9,788
(Gain) loss on divestitures and other non-operating items	(17)	(185,163)	1,303
Effect of changes in:
Accounts receivable	52,007	(46,176)	112,919
Other current assets	(2,609)	9,627	7,090
Accounts payable and other current liabilities	15,595	57,216	6,928
Net cash provided by operating activities	362,093	350,634	514,786
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment	(391,776)	(320,538)	(534,175)
Property acquisitions	(10,790)	(976,714)	(2,748)
Proceeds from disposition of property and equipment	187,655	749,628	38,045
Restricted cash	(3,400)	49,515	85,840
Net changes in advances to joint ventures	(5,026)	10,645	851
Equity method investments	1,749	236,289	(14,907)
Other	—	(1,303)	—
Net cash used in investing activities	(221,588)	(252,478)	(427,094)
Financing Activities:
Borrowings under credit agreements	100,000	1,004,523	53,000
Repayments under credit agreements	(964,970)	(1,022,785)	(93,000)
Proceeds received from issuance of 2022 Notes	500,000	—	—
Proceeds from issuance of common shares, net	271,773	1,712	1,968
Payment of common share dividends	(41,060)	(43,214)	(34,358)
Deferred financing costs and other	(10,290)	(33,553)	(1,655)
Payments of common shares repurchased	(136)	—	—
Net cash used in financing activities	(144,683)	(93,317)	(74,045)
Net increase (decrease) in cash	(4,178)	4,839	13,647
Cash at beginning of period	50,483	45,644	31,997
Cash at end of period	$46,305	$50,483	$45,644
Supplemental Cash Flow Information:
Cash interest payments	$91,735	$88,936	$86,298
Income tax payments	—	—	—
Supplemental non-cash investing and financing activities:
Capitalized share-based compensation	$5,498	$7,288	$7,513
Capitalized interest	20,060	18,729	23,809
Issuance of common shares for director services	235	93	597
Debt eliminated upon sale of Compass and assumed upon formation of Compass, net for the years ended December 31, 2014 and 2013, respectively	(83,246)	58,613	—
Issuance of subscription rights	—	55	—

See accompanying notes.

EXCO RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Shares		Subscription Rights		Treasury Shares		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	217,245	$215	—	$—	(539)	$(7,479)	$3,181,063	$(1,615,467)	$1,558,332
Issuance of common shares	266	—	—	—	—	—	2,565	—	2,565
Share-based compensation	—	—	—	—	—	—	16,439	—	16,439
Restricted shares issued, net of cancellations	615	—	—	—	—	—	—	—	—
Common share dividends	—	—	—	—	—	—	—	(34,658)	(34,658)
Net income	—	—	—	—	—	—	—	(1,393,285)	(1,393,285)
Balance at December 31, 2012	218,126	$215	—	$—	(539)	$(7,479)	$3,200,067	$(3,043,410)	$149,393
Issuance of common shares	228	—	—	—	—	—	1,805	—	1,805
Share-based compensation	—	—	—	—	—	—	17,931	—	17,931
Restricted shares issued, net of cancellations	429	—	—	—	—	—	—	—	—
Common share dividends	—	—	—	—	—	—	—	(43,428)	(43,428)
Issuance of subscription rights	—	—	54,575	55	—	—	(55)	—	—
Net income	—	—	—	—	—	—	—	22,204	22,204
Balance at December 31, 2013	218,783	$215	54,575	$55	(539)	$(7,479)	$3,219,748	$(3,064,634)	$147,905
Issuance of common shares	54,582	55	(54,575)	(55)	—	—	272,008	—	272,008
Share-based compensation	—	—	—	—	—	—	10,453	—	10,453
Restricted shares issued, net of cancellations	987	—	—	—	—	—	—	—	—
Common share dividends	—	—	—	—	—	—	—	(40,895)	(40,895)
Treasury share repurchases	—	—	—	—	(39)	(136)	—	—	(136)
Net income	—	—	—	—	—	—	—	120,669	120,669
Balance at December 31, 2014	274,352	$270	—	$—	(578)	$(7,615)	$3,502,209	$(2,984,860)	$510,004

See accompanying notes.

EXCO RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and basis of presentation

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “EXCO,” “EXCO Resources,” “Company,” “we,” “us,” and “our” are to EXCO Resources, Inc. and its consolidated subsidiaries.

We are an independent oil and natural gas company engaged in the exploration, exploitation, acquisition, development and production of onshore U.S. oil and natural gas properties with a focus on shale resource plays. Our principal operations are conducted in certain key U.S. oil and natural gas areas including Texas, Louisiana and the Appalachia region. The following is a brief discussion of our producing regions.

•East Texas/North Louisiana
The East Texas/North Louisiana region is primarily comprised of our Haynesville and Bossier shale assets. We have a joint venture with BG Group, plc ("BG Group") covering an undivided 50% interest in certain Haynesville and Bossier shale assets in East Texas and North Louisiana. BG Group’s right to participate in our acquisition of oil and natural gas properties within an area of mutual interest in the East Texas/North Louisiana region expired in August 2014. We serve as the operator for most of our properties in the East Texas/North Louisiana region.

•South Texas
The South Texas region is primarily comprised of our Eagle Ford shale assets. We have a joint venture with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") to develop certain assets in the Eagle Ford shale. The South Texas region also includes assets outside of the joint venture in the Eagle Ford shale, Buda and other formations. We serve as the operator for most of our properties in the South Texas region.

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

The accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012 are for EXCO and its subsidiaries. The consolidated financial statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain reclassifications have been made to prior period information to conform to current period presentation.

2.	Summary of significant accounting policies

Principles of consolidation

We consolidate all of our subsidiaries in the accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013 and the Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Changes in Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012. Investments in unconsolidated affiliates in which we are able to exercise significant influence are accounted for using the equity method. We use the cost method of accounting for investments in unconsolidated affiliates in which we are not able to exercise significant influence. All intercompany transactions and accounts have been eliminated.

We report our interests in oil and natural gas properties using the proportional consolidation method of accounting. We reported our 25.5% interest in Compass Production Partners, L.P. ("Compass") using proportional consolidation for the period from its formation on February 14, 2013 to the sale of our interests on October 31, 2014. See further discussion in "Note 3. Acquisitions, divestitures and other significant events."

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
Restricted cash

The restricted cash on our balance sheet is principally comprised of our share of an evergreen escrow account with BG Group that is used to fund our share of development operations in East Texas/North Louisiana. Funds held in this escrow account are restricted and can be used primarily for drilling and operations in East Texas/North Louisiana.
Concentration of credit risk and accounts receivable

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, trade receivables and our derivative financial instruments. We place our cash with financial institutions which we believe have sufficient credit quality to minimize risk of loss. We sell oil and natural gas to various customers. In addition, we participate with other parties in the drilling, completion and operation of oil and natural gas wells. The majority of our accounts receivable are due from either purchasers of oil or natural gas or participants in oil and natural gas wells for which we serve as the operator. We have the right to offset future revenues against unpaid charges related to wells which we operate. Oil and natural gas receivables are generally uncollateralized. The allowance for doubtful accounts was immaterial at both December 31, 2014 and 2013. We place our derivative financial instruments with financial institutions that we believe have high credit ratings. To mitigate our risk of loss due to default, we have entered into master netting agreements with our counterparties on our derivative financial instruments that allow us to offset our asset position with our liability position in the event of a default by the counterparty.

For the years ended December 31, 2014, 2013 and 2012, sales to BG Energy Merchants LLC accounted for approximately 34%, 48% and 36%, respectively, of total consolidated revenues. BG Energy Merchants LLC is a subsidiary of BG Group. For the years ended December 31, 2014 and 2013, Chesapeake Energy Marketing Inc. accounted for approximately 31% and 14%, respectively, of total consolidated revenues. Chesapeake Energy Marketing Inc. is a subsidiary of Chesapeake Energy Corporation ("Chesapeake").
Derivative financial instruments

We use derivative financial instruments to mitigate the impacts of commodity price fluctuations, protect our returns on investments and achieve a more predictable cash flow. Financial Accounting Standards Board ("FASB"), Accounting Standards Codification, ("ASC"), Topic 815, Derivatives and Hedging, ("ASC 815"), requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its estimated fair value. ASC 815 requires that changes in the derivative's estimated fair value be recognized in earnings unless specific hedge accounting criteria are met, or exemptions for normal purchases and normal sales as permitted by ASC 815 exist. We do not designate our derivative financial instruments as hedging instruments and, as a result, recognize the change in a derivative's estimated fair value in earnings as a component of other income or expense. Our derivative financial instruments are not held for trading purposes.
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

Our unproved property costs, which include unproved oil and natural gas properties, properties under development, and major development projects, collectively totaled $276.0 million and $425.3 million as of December 31, 2014 and 2013, respectively, and are not subject to depletion. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment or the need to transfer unproved costs to proved properties as a result of extension or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. Our undeveloped properties are predominantly held-by-production, which reduces the risk of impairment as a result of lease expirations. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. As a result of this evaluation, we did not record an impairment of undeveloped properties during 2014 and recorded impairments of $1.0 million and $60.8 million of undeveloped properties during 2013 and 2012, respectively. These impairments were transferred to the depletable portion of the full cost pool during each year. The impairments were recorded to reflect the estimated market price which included certain properties that were no longer part of our drilling plans.

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

The ceiling test is computed using the simple average spot price for the trailing 12 month period using the first day of each month. For the 12 months ended December 31, 2014, the trailing 12 month reference prices were $4.35 per Mmbtu for natural gas at Henry Hub ("HH"), and $94.99 per Bbl of oil for West Texas Intermediate ("WTI") at Cushing, Oklahoma. Each of the reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. The price used for NGLs was $33.03 per Bbl and was based on the trailing 12 month average of realized prices. Under full cost accounting rules, any ceiling test impairments of oil and natural gas properties may not be reversed in subsequent periods. Since we do not designate our derivative financial instruments as hedging instruments, we are not allowed to use the impacts of the derivative financial instruments in our ceiling test computations. The ceiling test limitation exceeded the book value of the full cost pool as of December 31, 2014.

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

For the year ended December 31, 2014, we did not recognize an impairment to our proved oil and natural gas properties and for the years ended December 31, 2013 and 2012 we recognized impairments $108.5 million and $1.3 billion, respectively, to our proved oil and natural gas properties. The impairments for the year ended December 31, 2013 were primarily due to low natural gas prices for the trailing 12 months at the end of the first quarter of 2013, downward revisions to the reserves of our Haynesville shale properties based on operational matters, narrowing of basis differentials between oil price indices, and higher costs associated with the gathering and transportation of our natural gas production from the Eagle Ford shale. The impairment of our oil and natural gas properties during 2012 was due to the significant decline in natural gas prices.

As a result of recent decline in oil and natural gas prices, we expect to incur additional impairments to our oil and natural gas properties in 2015 if prices do not increase. Based on the commodity prices to date during 2015, we expect the reference prices to be utilized in the ceiling test calculation beginning in the first quarter of 2015 to be significantly lower than the price used at December 31, 2014.
Inventory

Inventory includes tubular goods and other lease and well equipment which we plan to utilize in our ongoing exploration and development activities and is carried at the lower of cost or market value. The cost of inventory is capitalized in our full cost pool or gathering system assets once it has been placed into service.
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

We apply a two-part, equally weighted approach in determining the fair value of our business as part of the goodwill impairment test. We perform an income approach, which uses a discounted cash flow model to value our business, and a market approach, in which our value is determined using trading metrics and transaction multiples of peer companies. We also consider our market capitalization in our evaluation of the fair value of our business. As a result of testing, the fair value of our business exceeded the carrying value of net assets by approximately 18% at December 31, 2014 and we did not record an impairment charge for the periods ending December 31, 2014, 2013 and 2012.
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

The following is a reconciliation of our asset retirement obligations for the periods indicated:

	December 31,
(in thousands)	2014	2013	2012
Asset retirement obligations at beginning of period	$42,954	$61,864	$58,088
Activity during the period:
Liabilities incurred during the period	576	514	971
Revisions in estimated assumptions	—	1,268	—
Liabilities settled during the period	(33)	(187)	(338)
Adjustment to liability due to acquisitions	107	5,566	—
Adjustment to liability due to divestitures (1)	(9,539)	(28,585)	(744)
Accretion of discount	2,690	2,514	3,887
Asset retirement obligations at end of period	36,755	42,954	61,864
Less current portion	1,769	191	1,200
Long-term portion	$34,986	$42,763	$60,664

(1)
For the year ended December 31, 2014, the adjustment to liability due to divestitures consisted primarily of $9.4 million from the sale of our interest in Compass. For the year ended December 31, 2013, the adjustment to liability due to divestitures consisted primarily of $28.3 million from the contribution of our certain conventional assets to Compass.

Our asset retirement obligations are determined using discounted cash flow methodologies based on inputs and assumptions developed by management. We have no assets that are legally restricted for purposes of settling asset retirement obligations.
Revenue recognition and gas imbalances

We use the sales method of accounting for oil and natural gas revenues. Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers. Gas imbalances at December 31, 2014, 2013 and 2012 were not significant.
Gathering and transportation

We generally sell oil and natural gas under two types of agreements which are common in our industry. Both types of agreements include a transportation charge. One is a net-back arrangement, under which we sell oil or natural gas at the wellhead and collect a price, net of the transportation incurred by the purchaser. In this case, we record sales at the price received from the purchaser, net of the transportation costs. Under the other arrangement, we sell oil or natural gas at a specific delivery point, pay transportation to a third party and receive proceeds from the purchaser with no transportation deduction. In this case, we record the transportation cost as gathering and transportation expense. Due to these two distinct selling arrangements, our computed realized prices, before the impact of derivative financial instruments, include revenues which are reported under two separate bases. Gathering and transportation expenses totaled $101.6 million, $100.6 million and $102.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Capitalization of internal costs

As part of our proved developed oil and natural gas properties, we capitalize a portion of salaries and related share-based compensation for employees who are directly involved in the acquisition, exploration, exploitation and development of oil and natural gas properties. During the years ended December 31, 2014, 2013 and 2012, we capitalized $15.8 million, $18.2 million and $22.5 million, respectively. The capitalized amounts include $5.5 million, $7.3 million and $7.5 million of share-based compensation for the years ended December 31, 2014, 2013 and 2012, respectively.
Overhead reimbursement fees

We have classified fees from overhead charges billed to working interest owners of $13.5 million, $10.5 million and $20.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, as a reduction of general and administrative expenses in the accompanying Consolidated Statements of Operations. We classified our share of these charges as oil and natural gas production costs in the amount of $6.4 million, $5.8 million and $10.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In addition, we have agreements with BG Group that allow us to bill each other certain personnel costs and related fees incurred on behalf of certain properties in the East Texas/North Louisiana JV and the Appalachia JV. In connection with the formation of Compass, we entered into an agreement to perform certain operational, managerial, and administrative services. Compass reimbursed us for costs incurred in connection with the performance of these services based on an agreed upon service fee. As a result of the Compass sale, this agreement was terminated on October 31, 2014 and we entered into a customary transition services agreement pursuant to which EXCO will provide certain transition services to Compass for up to nine months following the closing date. For the years ended December 31, 2014, 2013 and 2012, general and administrative expenses were reduced by $24.7 million, $26.8 million and $25.2 million, respectively, for recoveries of fees for our personnel and services provided to our joint ventures and other partners. These recoveries are net of fees charged to us by BG Group for their personnel and services.
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
Earnings per share

We account for earnings per share in accordance with FASB ASC 260-10, Earnings Per Share ("ASC 260-10"). ASC 260-10 requires companies to present two calculations of earnings per share ("EPS"); basic and diluted. Basic EPS is based on the weighted average number of common shares outstanding during the period, excluding stock options, restricted share units and restricted share awards. Diluted EPS is computed in the same manner as basic EPS after assuming the issuance of common shares for all potentially dilutive common share equivalents, which include stock options, restricted share units and restricted share awards, whether exercisable or not. Our diluted EPS for the year ended December 31, 2013 also included subscription rights which were the result of the rights offering of our common shares as discussed in "Note 15. Rights Offering and other equity transactions".
Share-based compensation

We account for our share-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation ("ASC 718"). ASC 718 requires all share-based payments to employees, including grants of employee stock options, restricted share units and restricted share awards, to be recognized in our Consolidated Statements of Operations based on their estimated fair values. We recognize expense on a straight-line basis over the vesting period of the option, restricted share unit or restricted share award. We capitalize part of our share-based compensation that is attributable to our acquisition, exploration, exploitation and development activities.

Our 2005 Amended and Restated Long-Term Incentive Plan ("2005 Incentive Plan") provides for the granting of options and other equity incentive awards of our common shares in accordance with terms within the agreements. New shares will be issued for any options exercised or awards granted. Under the 2005 Incentive Plan, we have only issued stock options, restricted share units and restricted share awards, although the plan allows for other share-based awards.
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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. As discussed in "Note 6. Debt", our ability to maintain compliance with certain debt covenants might be negatively impacted when oil and/or natural gas prices and production declines over an extended period of time. If such event occurs in future periods that could affect our ability to continue as going concern, we will provide appropriate disclosures as required by ASU 2014-15.

3.	Acquisitions, divestitures and other significant events

2014 divestitures

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

Compass divestiture

On October 31, 2014, we closed the sale of our entire interest in Compass to Harbinger Group, Inc. ("HGI") for $118.8 million in cash. We used a portion of the proceeds to reduce indebtedness under the EXCO Resources Credit Agreement. Prior to the closing of the sale, we reported our 25.5% interest in Compass using proportional consolidation. Our consolidated assets and liabilities were reduced by our proportionate share of Compass's net assets of $31.4 million which included our proportionate share of the Compass's indebtedness of $83.2 million on October 31, 2014. The sale of our interest in Compass did not significantly alter the relationship between our capitalized costs and proved reserves and was accounted for as an adjustment of capitalized costs with no gain or loss recognized in accordance with Rule 4-10(c)(6)(i) of Regulation S-X. As a result, our capitalized costs were further reduced by $87.4 million.

At the closing, EXCO and HGI terminated the existing operating and administrative services agreements and entered into a customary transition services agreement pursuant to which EXCO will provide certain transition services to Compass for up to nine months following the closing date. In addition, following the closing, EXCO will no longer be required to offer acquisition opportunities to Compass or any of its affiliates.

2013 acquisitions, divestitures and other significant events

Compass

On February 14, 2013, we formed Compass. Pursuant to the agreements governing the transaction, we contributed our conventional shallow producing assets in East Texas and North Louisiana and our shallow Canyon Sand and other assets in the Permian Basin of West Texas to Compass, in exchange for net cash proceeds of $574.8 million, after final purchase price adjustments, and a 25.5% economic interest in the partnership. HGI's economic interest in Compass was 74.5% at its formation.

The contribution of oil and natural gas properties to Compass significantly altered the relationship between our capitalized costs and proved reserves. In accordance with full cost accounting rules, we recorded a gain of $186.4 million, net of a proportionate reduction in goodwill of $55.1 million, for the year ended December 31, 2013.
Immediately following the closing, Compass entered into an agreement to purchase the remaining shallow Cotton Valley assets in East Texas/North Louisiana from an affiliate of BG Group for $130.7 million, after final purchase price adjustments. The assets acquired as a result of this transaction represented an incremental working interest in properties owned by Compass. The transaction closed on March 5, 2013 and was funded with borrowings from Compass's credit agreement.

Permian Basin transaction
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

Revenues and royalties payable and accounts payable and accrued liabilities - The fair value was equivalent to the carrying amount because of the short-term nature of these liabilities.

Pro forma results of operations - The following table reflects the unaudited pro forma results of operations as though the acquisition of the Haynesville and Eagle Ford assets had occurred on January 1, 2012:

	Year Ended December 31,
(in thousands, except for per share data)	2013	2012
Oil and natural gas revenues	$784,628	$715,286
Net income (loss) (1)	$38,663	$(1,398,169)
Basic earnings (loss) per share	$0.18	$(6.52)
Diluted earnings (loss) per share	$0.17	$(6.52)

(1)	Net loss for the year ended December 31, 2012 was primarily due to the impairment of our oil and natural gas properties due to the significant decline in natural gas prices.

KKR Participation Agreement
In connection with closing the acquisition of the Eagle Ford assets, we entered into a participation agreement with KKR ("Participation Agreement") and sold an undivided 50% interest in the undeveloped acreage we acquired for approximately $130.9 million, after final purchase price adjustments. Proceeds from the sale of properties under the Participation Agreement were used to reduce outstanding borrowings under the EXCO Resources Credit Agreement. After giving effect to the KKR payment, the EXCO Resources Credit Agreement borrowing base and outstanding borrowings were reduced by $130.9 million.

Under the Participation Agreement, EXCO is required to offer to purchase our joint venture partner's working interest in wells drilled that have been on production for approximately one year. These offers will be made on a quarterly basis for groups of wells based on a price defined in the Participation Agreement, subject to specific well criteria and return hurdles. These acquisitions are expected to increase the borrowing base under the revolving commitment of the EXCO Resources Credit Agreement and are expected to be funded with borrowings under the EXCO Resources Credit Agreement, cash flows from operations, or other financing arrangements. Our joint venture partner has the right to participate in certain wells drilled in the Eagle Ford shale outside of the core area, as defined under the Participation Agreement, however these wells are not included as part of the acquisition program. If our joint venture partner elects to participate in certain wells outside of our core area, we will share equally in the working interest of the well.

TGGT transaction
On November 15, 2013, EXCO and BG Group closed the conveyance of 100% of the equity interests in TGGT to Azure Midstream Holdings LLC ("Azure"). We received $240.2 million in net cash proceeds at the closing and an equity interest in Azure of approximately 4%. We recorded an equity investment of $13.4 million, net of a discount for a control premium, in Azure which is accounted for under the cost method of accounting. Investments accounted for by the cost method are tested for impairment if an impairment indicator is present.

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

We used all of the cash proceeds from the sale of TGGT to reduce outstanding borrowings under the EXCO Resources Credit Agreement. We recorded an other than temporary impairment of $86.8 million to our investment in TGGT during 2013 as a result of the carrying value exceeding the fair value.

2012 acquisitions and divestitures

During 2012, we made acreage purchases in our Appalachia and Permian regions and sold a portion of our West Virginia acreage for net proceeds of $14.3 million.

4.	Derivative financial instruments

Our primary objective in entering into derivative financial instruments is to manage our exposure to commodity price fluctuations, protect our returns on investments and achieve a more predictable cash flow from operations. These transactions limit exposure to declines in commodity prices, but also limit the benefits we would realize if commodity prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of our derivative financial instrument management activities consists of non-cash income or expense due to changes in the fair value of our derivative financial instruments. Cash losses or gains only arise from payments made or received on monthly settlements of contracts or if we terminate a contract prior to its expiration. We do not designate our derivative financial instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the respective instruments’ fair value in earnings.

The table below outlines the classification of our derivative financial instruments on our Condensed Consolidated Balance Sheets and their financial impact on our Condensed Consolidated Statements of Operations.
Fair Value of Derivative Financial Instruments

(in thousands)	December 31, 2014	December 31, 2013
Derivative financial instruments - Current assets	$97,278	$8,226
Derivative financial instruments - Long-term assets	2,138	6,829
Derivative financial instruments - Current liabilities	(892)	(11,919)
Derivative financial instruments - Long-term liabilities	—	(9,671)
Net derivative financial instruments	$98,524	$(6,535)

The Effect of Derivative Financial Instruments

	Year Ended December 31,
(in thousands)	2014	2013	2012
Gain (loss) on derivative financial instruments	$87,665	$(320)	$66,133

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

The following table presents the volumes and fair value of our oil and natural gas derivative financial instruments as of December 31, 2014:

(in thousands, except prices)	Volume Mmbtu/Bbl	Weighted average strike price per Mmbtu/Bbl	Fair value at December 31, 2014
Natural gas:
Swaps:
2015	42,888	$4.20	49,926
Call options:
2015	20,075	4.29	(784)
Three-way collars:
2015	27,375		10,205
Sold call		4.47
Purchased put		3.83
Sold put		3.33
2016	10,980		2,138
Sold call		4.80
Purchased put		3.90
Sold put		3.40
Total natural gas			$61,485
Oil:
Swaps:
2015	1,095	$91.09	36,797
Basis swaps:
2015	91	6.10	350
Call options:
2015	365	100.00	(108)
Total oil			$37,039
Total oil and natural gas derivative financial instruments			$98,524

At December 31, 2013, we had outstanding swap and call option contracts covering 112,348 Mmmbtu and 40,150 Mmmbtu, respectively, of natural gas and we had outstanding swap, basis swap and call option contracts covering 2,192 Mbbls, 274 Mbbls and 730 Mbbls, respectively, of oil.

At December 31, 2014, the average forward NYMEX WTI oil price per Bbl for the calendar year 2015 was $56.26, the average forward NYMEX Louisiana Light Sweet ("LLS") oil price per barrel for the calendar years 2015 was $58.51 and the average forward NYMEX Henry Hub natural gas prices per Mmbtu for the calendar years 2015 and 2016 were $3.01 and $3.46, respectively.

Our derivative financial instruments covered approximately 69% and 57% of production volumes for the years ended December 31, 2014 and 2013.

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
Fair value of derivative financial instruments

The fair value of our derivative financial instruments may be different from the settlement value based on company-specific inputs, such as credit rating, futures markets and forward curves, and readily available buyers or sellers. During the years ended December 31, 2014 and 2013 there were no changes in the fair value level classifications. The following table presents a summary of the estimated fair value of our derivative financial instruments as of December 31, 2014 and 2013.

	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$98,524	$—	$98,524
	December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$(6,535)	$—	$(6,535)

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

The carrying values of our borrowings under the revolving commitment of the EXCO Resources Credit Agreement approximates fair value, as it is subject to short-term floating interest rates that approximate the rates available to us for those periods.

The estimated fair values of our 7.5% senior unsecured notes due September 15, 2018 ("2018 Notes"), our 8.5% senior unsecured notes due April 15, 2022 ("2022 Notes") and the term loan under the EXCO Resources Credit Agreement ("Term Loan"), at December 31, 2014 and December 31, 2013 are presented below. The estimated fair values of the 2018 Notes, 2022 Notes and Term Loan have been calculated based on market quotes.

	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$558,750	$—	$—	$558,750
2022 Notes	373,500	—	—	373,500
	December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$714,000	$—	$—	$714,000
Term Loan	298,500	—	—	298,500

6.	Debt

Our total debt is summarized as follows:

(in thousands)	December 31, 2014	December 31, 2013
Revolving credit facility under EXCO Resources Credit Agreement	$202,492	$763,866
Term Loan under EXCO Resources Credit Agreement	—	298,500
Unamortized discount on Term Loan	—	(2,780)
2018 Notes	750,000	750,000
Unamortized discount on 2018 Notes	(5,957)	(7,293)
2022 Notes	500,000	—
Total debt excluding Compass	1,446,535	1,802,293
Compass Production Partners Credit Agreement	—	88,485
Total debt	1,446,535	1,890,778
Less amounts due within one year	—	31,866
Total debt due after one year	$1,446,535	$1,858,912

Terms and conditions of each of these debt obligations are discussed below.
EXCO Resources Credit Agreement

As of December 31, 2014, the EXCO Resources Credit Agreement had $202.5 million of outstanding indebtedness, $900.0 million of available borrowing base and $690.9 million of unused borrowing base, net of letters of credit. The maturity date of the EXCO Resources Credit Agreement is July 31, 2018. The interest rate grid for the revolving commitment under the EXCO Resources Credit Agreement ranges from LIBOR plus 175 bps to 275 bps (or alternate base rate ("ABR") plus 75 bps to 175 bps), depending on our borrowing base usage. On December 31, 2014, the one month LIBOR was 0.2%, which resulted in an interest rate of approximately 1.9% on the revolving commitment.

We closed a rights offering and related private placement of our common shares on January 17, 2014 ("Rights Offering") and received gross proceeds of $272.9 million which we used to reduce the outstanding indebtedness under the EXCO Resources Credit Agreement, including the remainder of the asset sale requirement as well as a portion of the revolving commitment. See further discussion in "Note 13. Rights offering and other equity transactions". Upon repayment of the asset sale requirement, the interest rate on the revolving commitment decreased by 100 basis points.

On April 16, 2014, we closed an offering of $500.0 million in aggregate principal amount of senior unsecured notes and utilized the proceeds to fully repay the Term Loan. The remaining proceeds were used to reduce outstanding indebtedness under the revolving commitment of the EXCO Resources Credit Agreement. See further discussion of the 2022 Notes below.

On October 31, 2014 we closed the sale of our entire interest in Compass. The transaction resulted in a reduction to our consolidated indebtedness by our proportionate share of Compass's indebtedness, which at closing was $83.2 million. In addition, we used a portion of our proceeds from this transaction to reduce the outstanding indebtedness under the EXCO Resources Credit Agreement. Compass was not a guarantor to the EXCO Resources Credit Agreement, 2018 Notes or the 2022 Notes. As such, our borrowing base was not affected by this sale. See further discussion in "Note 3. Acquisitions, divestitures, and other significant events".

On February 6, 2015, we amended the EXCO Resources Credit Agreement which decreased our borrowing base from $900.0 million to $725.0 million as a result of the recent decline in oil and natural gas prices. The next borrowing base redetermination for the EXCO Resources Credit Agreement will occur in August 2015. Subsequent redeterminations will occur semi-annually with us and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. In addition, the financial covenants were amended to include an interest coverage ratio and senior secured indebtedness to consolidated EBITDAX ratio. The leverage ratio was suspended until the fourth quarter of 2016 and the ratio requirements thereafter were modified.

The majority of our subsidiaries are guarantors under the EXCO Resources Credit Agreement. The EXCO Resources Credit Agreement permits investments, loans and advances to the unrestricted subsidiaries related to our joint ventures with certain limitations, and allows us to repurchase up to $200.0 million of our common shares, of which $7.6 million has been repurchased to date. We repurchased 38,821 shares for $0.1 million in 2014 that were tendered by employees to satisfy minimum tax withholding amounts for restricted share awards. There were no share repurchases during 2013 and 2012.

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

The EXCO Resources Credit Agreement sets forth the terms and conditions under which we are permitted to pay a cash dividend on our common shares. In July 2014, we amended the EXCO Resources Credit Agreement to provide that we may declare and pay cash dividends on our common shares in an amount not to exceed a cumulative total of $75.0 million in any four consecutive fiscal quarters, provided that, as of each payment date and after giving effect to the dividend payment date, (i) no default has occurred and is continuing, (ii) we have at least 10% of our revolving commitment, as defined in the EXCO Resources Credit Agreement, available under the EXCO Resources Credit Agreement, and (iii) payment of such dividend is permitted under the indenture governing the 2018 Notes and 2022 Notes.

As of December 31, 2014, we were in compliance with the financial covenants contained in the EXCO Resources Credit Agreement, which required that we:

•	maintain a consolidated current ratio (as defined in the EXCO Resources Credit Agreement) of at least 1.0 to 1.0 as of the end of any fiscal quarter; and

•	not permit our ratio of consolidated funded indebtedness to consolidated EBITDAX (as defined in the EXCO Resources Credit Agreement) to be greater than 4.5 to 1.0 at the end of any fiscal quarter.

On February 6, 2015, we amended the EXCO Resources Credit Agreement which requires that we:

•	maintain a consolidated current ratio of at least 1.0 to 1.0 as of the end of any fiscal quarter;

•	maintain a ratio of consolidated EBITDAX to consolidated interest expense ("Interest Coverage Ratio") of at least 2.0 to 1.0 as of the end of any fiscal quarter;

•	not permit our ratio of senior secured indebtedness to consolidated EBITDAX ("Secured Indebtedness Ratio") to be greater than 2.50 to 1.0 as of the end of any fiscal quarter; and

•
not permit our ratio of consolidated funded indebtedness to consolidated EBITDAX ("Leverage Ratio") as of the end of any fiscal quarter to be greater than the ratio set forth for the following periods:

Period	Ratio
The fiscal quarter ending December 31, 2016	6.00 to 1.00
The fiscal quarter ending March 31, 2017 and June 30, 2017	5.75 to 1.00
The fiscal quarter ending September 30, 2017	5.25 to 1.00
The fiscal quarter ending December 31, 2017	4.75 to 1.00
Each fiscal quarter ending thereafter	4.50 to 1.00

The Leverage Ratio will be calculated based on the consolidated EBITDAX for the trailing four quarter period ending on the last day of such fiscal quarter, except, the consolidated EBITDAX for quarter period ending December 31, 2016 shall be consolidated EBITDAX for quarter ending December 31, 2016 multiplied by 4.00, consolidated EBITDAX for the two quarter period ending March 31, 2017 shall be consolidated EBITDAX for such period multiplied by 2.00, and consolidated EBITDAX for the three quarter period ending June 30, 2017 shall be consolidated EBITDAX for such period multiplied by 4/3.
2018 Notes

The 2018 Notes are guaranteed on a senior unsecured basis by a majority of EXCO’s subsidiaries, with the exception of certain non-guarantor subsidiaries and our jointly-held equity investments with BG Group. Our equity investments with BG Group, other than OPCO, have been designated as unrestricted subsidiaries under the indenture governing the 2018 Notes.

As of December 31, 2014, $750.0 million in principal was outstanding on the 2018 Notes. The unamortized discount on the 2018 Notes at December 31, 2014 was $6.0 million. Interest accrues at 7.5% and is payable semi-annually in arrears on March 15th and September 15th of each year.

The indenture governing the 2018 Notes contains covenants, which may limit our ability and the ability of our restricted subsidiaries to:

•	incur or guarantee additional debt and issue certain types of preferred shares;

•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated debt;

•	make certain investments;

•	create liens on our assets;

•	enter into sale/leaseback transactions;

•	create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;

•	engage in transactions with our affiliates;

•	transfer or issue shares of stock of subsidiaries;

•	transfer or sell assets; and

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries.
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

The foregoing descriptions are not complete and are qualified in their entirety by the EXCO Resources Credit Agreement, the indenture governing the 2018 Notes and 2022 Notes.

While we believe our existing capital resources, including our cash flow from operations and borrowing capacity under the EXCO Resources Credit Agreement, are sufficient to conduct our operations through 2015 and into 2016, there are certain risks arising from depressed oil and natural gas prices and declines in production volumes that could impact our liquidity and ability to meet debt covenants in future periods. Our ability to maintain compliance with our debt covenants may be negatively impacted when oil and/or natural gas prices remain depressed for an extended period of time. Reductions in our borrowing capacity as a result of a redetermination to our borrowing base could have an impact on our capital resources and liquidity. The borrowing base redetermination process considers assumptions related to future commodity prices; therefore, our borrowing capacity could be negatively impacted by further declines in oil and natural gas prices. Accordingly, our ability to effectively execute our corporate strategies and manage our operating, general and administrative expenses and capital expenditure programs is critical to our financial condition, liquidity and our results of operations.

If we are not able to meet our debt covenants in future periods, we may be required but unable to refinance all or part of our existing debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all, and may be required to surrender assets pursuant to the security provisions of the EXCO Resources Credit Agreement. Further, failing to comply with the financial and other restrictive covenants in the EXCO Resources Credit Agreement, 2018 Notes and 2022 Notes could result in an event of default, which could adversely affect our business, financial condition and results of operations.

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

The following table presents our future minimum obligations under our commercial commitments as of December 31, 2014. The commitments do not include those of our equity method investments. Gathering and firm transportation services presented in the following tables represent our gross commitments under these contracts and a portion of these costs will be incurred by working interest and other owners.

(in thousands)	Gathering and firm transportation services	Other fixed commitments	Drilling contracts	Operating leases and other	Total
2015	$136,040	$17,332	$22,191	$5,912	$181,475
2016	133,429	13,253	2,538	5,223	154,443
2017	132,860	5,443	—	3,847	142,150
2018	129,140	3,210	—	3,094	135,444
2019	89,060	2,403	—	3,051	94,514
Thereafter	101,618	3,530	—	1,623	106,771
Total	$722,147	$45,171	$24,729	$22,750	$814,797

We lease our offices and certain equipment. Our rental expenses were approximately $5.1 million, $5.9 million and $6.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. We have also entered into various drilling rig contracts primarily to develop our Haynesville and Eagle Ford shale assets. The actual drilling costs under these contracts will be incurred by working interest owners in the development of the related properties. These contracts are short-term in nature and are dependent on our planned drilling program.

We have entered into firm transportation and gathering agreements with pipeline companies to facilitate sales from our East Texas/North Louisiana production and report these costs as a component of gathering and transportation expenses. At December 31, 2014, our firm transportation and gathering agreements covered the following gross volumes of natural gas:

(in Bcf)	Firm transportation services	Gathering services
2015	293	110
2016	272	110
2017	269	110
2018	269	100
2019	269	—
Thereafter	299	—
Total	1,671	430

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

We sponsor a 401(k) plan for our employees and match 100% of employee contributions. Our matching contributions were $7.1 million, $8.8 million and $9.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

10.	Earnings per share

The following table presents the basic and diluted earnings (loss) per share computations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Basic net income (loss) per common share:
Net income (loss)	$120,669	$22,204	$(1,393,285)
Weighted average common shares outstanding	268,258	215,011	214,321
Net income (loss) per basic common share	$0.45	$0.10	$(6.50)
Diluted net income (loss) per common share:
Net income (loss)	$120,669	$22,204	$(1,393,285)
Weighted average common shares outstanding	268,258	215,011	214,321
Dilutive effect of:
Stock options	—	—	—
Restricted shares and restricted share units	118	420	—
Subscription rights	—	15,481	—
Weighted average common shares and common share equivalents outstanding	268,376	230,912	214,321
Net income (loss) per diluted common share	$0.45	$0.10	$(6.50)

The computation of diluted EPS excluded 14,316,409, 55,524,191 and 17,242,306 antidilutive common share equivalents for the years ended December 31, 2014, 2013 and 2012, respectively. The antidilutive common share equivalents for the year ended December 31, 2014 and 2012 primarily related to out-of-the-money stock options, unvested restricted share units and unvested restricted share awards. The antidilutive common share equivalents for the year ended December 31, 2013 primarily consisted of subscription rights outstanding, out-of-the-money stock options and unvested restricted shares.

11.	Stock options and awards

Description of plan

Our 2005 Incentive Plan is a shareholder-approved plan authorizing the issuance of up to 45,500,000 restricted shares, restricted share units and stock options. As of December 31, 2014 and 2013, there were 19,763,916 and 21,118,292 shares, respectively, available for issuance under the 2005 Incentive Plan. Option grants count as one share against the total number of shares we have available for grant and restricted share grants count as 1.17 shares for awards granted before October 6, 2011, 2.1 shares for awards granted after October 6, 2011 and 1.74 shares for awards granted after June 11, 2013. The holders of restricted shares, excluding certain market-based restricted share awards discussed below, have voting rights, and upon vesting, the right to receive all accrued and unpaid dividends.

Compensation costs

We account for our stock-based options and awards in accordance with ASC 718. As required by ASC 718, the granting of options and awards to our employees under the 2005 Incentive Plan are share-based payment transactions and are to be treated as compensation expense by us with a corresponding increase to additional paid-in capital.

Total share-based compensation to be recognized on unvested options, restricted share awards and restricted share units as of December 31, 2014 was $20.4 million. Of this amount, $3.1 million related to unvested options and will be recognized over a weighted average period of 1.7 years and $17.3 million related to unvested restricted share units and awards will be recognized over a weighted average period of 2.2 years.

The following is a reconciliation of our share-based compensation expense for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Share-based compensation expense	$4,962	$10,748	$8,926
Share-based compensation capitalized	5,498	7,288	7,513
Total share-based compensation	$10,460	$18,036	$16,439

We did not recognize a tax benefit attributable to our share-based compensation for the years ended December 31, 2014, 2013 and 2012.

Stock options

Our outstanding stock option expiration dates range from 5 to 10 years following the date of grant and have a weighted average remaining life of 3.7 years. Pursuant to the 2005 Incentive Plan, 25% of the options vest immediately with an additional 25% to vest on each of the next three anniversaries of the date of the grant.

The following table summarizes stock option activity related to our employees under the 2005 Incentive Plan for the years ended December 31, 2014, 2013 and 2012:

	Stock Options	Weighted average exercise price per share	Weighted average remaining terms (in years)	Aggregate intrinsic value

Options outstanding at December 31, 2011	15,670,168	$13.44
Granted	146,500	8.00
Forfeitures	(1,543,933)	16.12
Exercised	(256,940)	7.66
Options outstanding at December 31, 2012	14,015,795	13.20
Granted	2,886,500	7.48
Forfeitures	(4,969,877)	11.32
Exercised	(220,675)	7.66
Options outstanding at December 31, 2013	11,711,743	12.69
Granted	141,525	5.24
Forfeitures	(1,700,250)	12.71
Exercised	(2,500)	5.22
Options outstanding at December 31, 2014	10,150,518	$12.58	3.7	$—
Options exercisable at December 31, 2014	9,181,306	$13.15	3.2	$—

 The weighted average fair value of stock options on the date of the grant during the years ended December 31, 2014, 2013 and 2012 was $2.23, $3.53 and $3.96, respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2014, 2013 and 2012 was $0.0 million, $0.2 million and $0.1 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The exercise price of the options is based on the fair market value of the common shares on the date of grant. The following assumptions were used for the options included in the table above, for the years ended December 31:

	2014	2013	2012
Expected life	7.5 years	3.8 to 7.5 years	3.8 to 7.5 years
Risk-free rate of return	2.25 - 2.61%	0.48 - 2.49%	0.56 - 1.64%
Volatility	59.46 - 59.61%	49.47 - 59.86%	57.34 - 60.24%
Dividend yield	3.36 - 4.34%	2.27 - 3.87%	0.52 - 1.92%

Expected life was determined based on EXCO's exercise history. Risk-free rate of return is a rate of a similar term U.S. Treasury zero coupon bond. Volatility was determined based on the weighted average of historical volatility of our common shares and the daily closing prices from comparable public companies. Dividend yield was determined based on EXCO's expected annual dividend and the market price of our common stock on the date of grant.

Service-based restricted share awards

Our service-based restricted share awards are valued at the closing price of our common shares on the date of grant and vest over a range of two to five years. A summary of our service-based restricted share activity for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Shares	Weighted average grant date fair value per share

Non-vested shares outstanding at December 31, 2011	2,562,409	$11.72
Granted	926,900	7.57
Vested	(370,448)	12.89
Forfeited	(312,496)	11.89
Non-vested shares outstanding at December 31, 2012	2,806,365	$10.16
Granted	556,700	7.15
Vested	(832,706)	10.47
Forfeited	(602,045)	9.84
Non-vested shares outstanding at December 31, 2013	1,928,314	$9.26
Granted	1,339,782	5.20
Vested	(1,109,866)	9.79
Forfeited	(280,301)	6.89
Non-vested shares outstanding at December 31, 2014	1,877,929	$6.40

Market-based restricted share awards

On August 13, 2013, EXCO’s officers were granted a market-based restricted share award. The total number of shares granted was 736,000 of which 368,000 will be vested following any 30 consecutive trading days in which the company’s common stock equals or exceeds $10.00 per share and 368,000 shares will be vested following any 30 consecutive trading days in which the Company’s common shares equals or exceeds $15.00 per share ("Target Price Awards"). Shares vest over a two year period and are subject to other vesting provisions depending on when the attainment date occurs. No such awards were granted in 2014.

During the third quarter of 2014, EXCO's officers were granted 820,317 restricted share units which have a vesting percentage between 0% and 200% depending on EXCO's total shareholder return ("TSR") in comparison to an identified peer group. These units will vest on the third anniversary of the date of grant, subject to the achievement of certain criteria. Total compensation expense will be recognized over the vesting period using the straight-line method.

The grant date fair values of our market-based restricted share awards and restricted share units were determined using a Monte Carlo model which uses company-specific inputs to generate different stock price paths.

A summary of our market-based restricted share activity for the years ended December 31, 2014 and 2013 is as follows:

	Target Price Awards		TSRs
	Shares	Weighted average grant date fair value per share	Shares	Weighted average grant date fair value per share

Non-vested shares outstanding at December 31, 2012	—	$—	—	$—
Granted	736,000	6.36	—	—
Vested	—	—	—	—
Forfeited	(261,400)	6.36	—	—
Non-vested shares outstanding at December 31, 2013	474,600	$6.36	—	$—
Granted	—	—	820,317	7.33
Vested	—	—	—	—
Forfeited	(73,200)	6.36	(104,167)	7.33
Non-vested shares outstanding at December 31, 2014	401,400	$6.36	716,150	$7.33

12.	Income taxes

The income tax provision attributable to our income (loss) before income taxes for the years ended December 31, 2014, 2013 and 2012, consisted of the following:

	Year ended December 31,
(in thousands)	2014	2013	2012
Current:
Federal	$—	$—	$—
State	—	—	—
Total current income tax (benefit)	$—	$—	$—

Deferred:
Federal	$45,797	$25,626	$(485,543)
State	18,960	3,239	(59,406)
Valuation allowance	(64,757)	(28,865)	544,949
Total deferred income tax (benefit)	—	—	—
Total income tax (benefit)	$—	$—	$—

We have net operating loss carryforwards ("NOLs") for United States income tax purposes that have been generated from our operations. Our NOLs are scheduled to expire if not utilized between 2027 and 2034. NOLs and alternative minimum tax credits available for utilization as of December 31, 2014 were approximately $2.0 billion and $1.5 million, respectively. In addition, we generated a net capital loss of approximately $105.6 million during the year ended December 31, 2014 as a result of the sale of our interest in Compass.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows:

(in thousands)	December 31, 2014	December 31, 2013
Current deferred tax assets (liabilities):
Derivative financial instruments	$(38,519)	$—
Other	2,584	5,332
Valuation allowance	—	(5,332)
Net current deferred tax assets (liabilities)	(35,935)	—
Non-current deferred tax assets:
Net operating loss and AMT credits carryforwards	$781,899	$737,399
Capital loss carryforwards	40,356	—
Share-based compensation	14,856	16,060
Oil and natural gas properties, gathering assets, and equipment	—	47,491
Goodwill	5,419	9,812
Derivative financial instruments	—	2,102
Investment in partnerships	72,988	73,328
Other	84	85
Total non-current deferred tax assets	915,602	886,277
Valuation allowance	(826,852)	(886,277)
Total non-current deferred tax assets	88,750	—
Non-current deferred tax liabilities:
Oil and natural gas properties, gathering assets, and equipment	$(51,961)	$—
Derivative financial instruments	(854)	—
Total non-current deferred tax liabilities	(52,815)	—
Net non-current deferred tax assets (liabilities)	$35,935	$—

The reversal of the temporary differences related to the net current deferred tax liability is expected to be offset by taxable losses generated in the same fiscal year as the reversal. If we do not generate taxable losses in the same fiscal year to offset the reversal of the temporary differences then we will utilize our NOLs to offset the taxable income.

A reconciliation of our income tax provision (benefit) computed by applying the statutory United States federal income tax rate to our income (loss) before income taxes for the years ended December 31, 2014, 2013 and 2012 is presented in the following table:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Federal income taxes (benefit) provision at statutory rate of 35%	$42,234	$7,772	$(487,649)
Increases (reductions) resulting from:
Goodwill	—	16,382	—
Adjustments to the valuation allowance	(64,757)	(28,865)	544,949
Non-deductible compensation	3,409	1,328	1,893
State taxes net of federal benefit	3,464	3,239	(59,406)
State tax rate change	15,496	—	—
Other	154	144	213
Total income tax provision	$—	$—	$—

During both 2014 and 2013, both federal and state income taxes were reduced to zero by a corresponding decrease to the valuation allowance previously recognized against net deferred tax assets. The net result was no income tax provision for both 2014 and 2013.

During 2012, our net loss was greatly impacted by the impairments of our proved oil and natural gas properties and the recognized valuation allowance almost completely offset the impairments. There were no material sales transactions during the year to impact taxable income. The net result was no income tax provision for 2012.

We adopted the provisions of ASC 740-10 on January 1, 2007. As a result of the implementation of ASC 740-10, the Company did not recognize any liabilities for unrecognized tax benefits. As of December 31, 2014, 2013 and 2012, the Company's policy is to recognize interest related to unrecognized tax benefits of interest expense and penalties in operating expenses. The Company has not accrued any interest or penalties relating to unrecognized tax benefits in the consolidated financial statements.

We file a corporate consolidated income tax return for U.S. federal income tax purposes and file income tax return in various states. With few exceptions, we are no longer subject to U.S. federal and state and local examinations by tax authorities for years before 2006. The Company was notified during the year ended December 31, 2013 that the corporate tax return for the year ended December 31, 2011 would be examined by the Internal Revenue Service. In addition, two pass-through entities in which the Company owns an interest will also be examined for the year ended December 31, 2010. During 2014 the Internal Revenue Service completed the exam on the corporate return and on one of the two pass-through entities. No changes were made to either the corporate or partnership return as originally filed as a result of the exams. We do not anticipate that the remaining tax exam on the pass-through entity will result in a material change to the tax return as originally filed.

13.	Related party transactions

OPCO serves as the operator of our wells in the Appalachia JV and we advance funds to OPCO on an as needed basis. OPCO may distribute any excess cash equally between us and BG Group when its operating cash flows are sufficient to meet its capital requirements. There are service agreements between us and OPCO whereby we provide administrative and technical services for which we are reimbursed.

For the years ended December 31, 2014, 2013 and 2012 these transactions included the following:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Advances to OPCO	$—	$28,378	$76,729
Amounts received from OPCO	53,002	43,632	52,206

As of December 31, 2014 and 2013, the amounts owed under the service agreements were as follows:

(in thousands)	December 31, 2014	December 31, 2013
Amounts due to EXCO (1)	$2,799	$2,283
Amounts due from EXCO (1)	—	—

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

Other related party transactions

Investment accounts managed by Invesco Advisers, Inc. were lenders under the Term Loan of the EXCO Resources Credit Agreement. Invesco Advisers, Inc. is an indirect owner of WL Ross & Co. LLC ("WL Ross"). Wilbur L. Ross, Jr., the Chairman and Chief Executive Officer at WL Ross, serves on EXCO’s board of directors. Invesco Advisers, Inc. held approximately 10% of total borrowings under the Term Loan until the Term Loan was repaid in April 2014 with proceeds received from the issuance of the 2022 Notes.

As discussed in "Note 15. Rights offering and other equity transactions", we entered into investment agreements and closed a related private placement of our common shares with certain affiliates of WL Ross and Hamblin Watsa Investment Counsel Ltd. ("Hamblin Watsa"). Wilbur L. Ross, Jr., the Chairman and Chief Executive Officer of WL Ross, and Samuel A. Mitchell, Managing Director of Hamblin Watsa, both of whom serve on EXCO's board of directors.

14.	Dividends

Total dividends paid to our shareholders in 2014, 2013 and 2012 were $41.1 million, $43.2 million, and $34.4 million, respectively. On December 15, 2014, our board of directors suspended the cash dividend and did not approve a cash dividend for the fourth quarter of 2014.

Any future declaration of dividends, as well as the establishment of record and payment dates, will depend on our earnings, capital requirements, financial condition, prospects and other factors our board of directors may deem relevant.

15.	Rights Offering and other equity transactions

On December 19, 2013, the Company granted subscription rights to holders of common shares which entitled the holder to purchase 0.25 of a share of our common stock for each share of common stock owned by such holders. Each subscription right entitled the holder to a basic subscription right and an over-subscription privilege. The basic subscription right entitled the holder to purchase 0.25 of a share of the Company’s common shares at a subscription price equal to $5.00 per share of common stock. The over-subscription privilege entitled the holders who exercised their basic subscription rights in full (including in respect of subscription rights purchased from others) to purchase any or all shares of our common shares that other rights holders did not purchase through the purchase of their basic subscription rights at a subscription price equal to $5.00 per share of our common shares. The subscription rights expired if they were not exercised by January 9, 2014.
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

Preferred Shares
We canceled all classes of our preferred shares in 2014. We have 10,000,000 preferred shares authorized with no preferred shares issued and outstanding. Our issued and outstanding shares of capital stock consist solely of common shares.

16.	Condensed consolidating financial statements
As of December 31, 2014, the majority of EXCO’s subsidiaries were guarantors under the EXCO Resources Credit Agreement and the indenture governing the 2018 Notes and 2022 Notes. All of our non-guarantor subsidiaries were considered unrestricted subsidiaries under the indenture governing the 2018 Notes and 2022 Notes, with the exception of our equity investment in OPCO.
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

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$86,837	$(40,532)	$—	$—	$46,305
Restricted cash	—	23,970	—	—	23,970
Other current assets	110,145	150,346	—	—	260,491
Total current assets	196,982	133,784	—	—	330,766
Equity investments	—	—	55,985	—	55,985
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	276,025	—	—	276,025
Proved developed and undeveloped oil and natural gas properties	335,838	3,516,235	—	—	3,852,073
Accumulated depletion	(330,771)	(2,083,690)	—	—	(2,414,461)
Oil and natural gas properties, net	5,067	1,708,570	—	—	1,713,637
Gathering, office, field and other assets, net	1,269	23,375	—	—	24,644
Investments in and advances to affiliates, net	1,746,931	—	—	(1,746,931)	—
Deferred financing costs, net	30,636	—	—	—	30,636
Derivative financial instruments	2,138	—	—	—	2,138
Goodwill	13,293	149,862	—	—	163,155
Deferred income taxes	35,935	—	—	—	35,935
Total assets	$2,032,251	$2,015,591	$55,985	$(1,746,931)	$2,356,896
Liabilities and shareholders' equity
Current liabilities	$75,441	$289,930	$—	$—	$365,371
Long-term debt	1,446,535	—	—	—	1,446,535
Deferred income taxes	—	—	—	—	—
Other long-term liabilities	271	34,715	—	—	34,986
Payable to parent	—	2,058,683	—	(2,058,683)	—
Total shareholders' equity	510,004	(367,737)	55,985	311,752	510,004
Total liabilities and shareholders' equity	$2,032,251	$2,015,591	$55,985	$(1,746,931)	$2,356,896

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$81,840	$(35,892)	$4,535	$—	$50,483
Restricted cash	—	20,570	—	—	20,570
Other current assets	22,533	206,708	5,560	—	234,801
Total current assets	104,373	191,386	10,095	—	305,854
Equity investments	—	—	57,562	—	57,562
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	6,758	415,290	3,259	—	425,307
Proved developed and undeveloped oil and natural gas properties	337,972	3,097,335	118,903	—	3,554,210
Accumulated depletion	(330,086)	(1,840,332)	(13,046)	—	(2,183,464)
Oil and natural gas properties, net	14,644	1,672,293	109,116	—	1,796,053
Gathering, office, field and other assets, net	3,481	24,639	22,248	—	50,368
Investments in and advances to affiliates, net	1,834,197	—	—	(1,834,197)	—
Deferred financing costs, net	27,771	—	1,036	—	28,807
Derivative financial instruments	6,829	—	—	—	6,829
Goodwill	13,293	149,862	—	—	163,155
Total assets	$2,004,588	$2,038,180	$200,057	$(1,834,197)	$2,408,628
Liabilities and shareholders' equity
Current liabilities	$76,174	$264,485	$8,511	$—	$349,170
Long-term debt	1,770,427	—	88,485	—	1,858,912
Deferred income taxes	—	—	—	—	—
Other long-term liabilities	10,082	33,831	8,728	—	52,641
Payable to parent	—	2,230,108	35,777	(2,265,885)	—
Total shareholders' equity	147,905	(490,244)	58,556	431,688	147,905
Total liabilities and shareholders' equity	$2,004,588	$2,038,180	$200,057	$(1,834,197)	$2,408,628

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2014

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$3,649	$614,889	$41,731	$—	$660,269
Costs and expenses:
Oil and natural gas production	394	77,334	16,598	—	94,326
Gathering and transportation	—	97,784	3,790	—	101,574
Depletion, depreciation and amortization	3,174	244,761	15,634	—	263,569
Impairment of oil and natural gas properties	—	—	—	—	—
Accretion of discount on asset retirement obligations	16	2,107	567	—	2,690
General and administrative	(3,342)	66,686	2,576	—	65,920
Other operating items	(134)	5,459	(10)	—	5,315
Total costs and expenses	108	494,131	39,155	—	533,394
Operating income	3,541	120,758	2,576	—	126,875
Other income (expense):
Interest expense, net	(92,049)	—	(2,235)	—	(94,284)
Gain on derivative financial instruments	87,565	—	100	—	87,665
Other income	226	—	15	—	241
Equity income	—	—	172	—	172
Net earnings from consolidated subsidiaries	121,386	—	—	(121,386)	—
Total other income (expense)	117,128	—	(1,948)	(121,386)	(6,206)
Income before income taxes	120,669	120,758	628	(121,386)	120,669
Income tax expense	—	—	—	—	—
Net income	$120,669	$120,758	$628	$(121,386)	$120,669

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2013

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$9,136	$582,158	$43,015	$—	$634,309
Costs and expenses:
Oil and natural gas production	2,440	63,716	17,092	—	83,248
Gathering and transportation	—	97,166	3,479	—	100,645
Depletion, depreciation and amortization	5,917	225,499	14,359	—	245,775
Impairment of oil and natural gas properties	—	108,546	—	—	108,546
Accretion of discount on asset retirement obligations	63	1,881	570	—	2,514
General and administrative	23,125	66,558	2,195	—	91,878
Gain on divestitures and other operating items	(25,950)	(151,549)	(19)	—	(177,518)
Total costs and expenses	5,595	411,817	37,676	—	455,088
Operating income (loss)	3,541	170,341	5,339	—	179,221
Other income (expense):
Interest expense, net	(99,815)	—	(2,774)	—	(102,589)
Gain (loss) on derivative financial instruments	1,439	(177)	(1,582)	—	(320)
Other income (loss)	(1,068)	229	11	—	(828)
Equity loss	—	—	(53,280)	—	(53,280)
Net earnings from consolidated subsidiaries	118,107	—	—	(118,107)	—
Total other income (expense)	18,663	52	(57,625)	(118,107)	(157,017)
Income (loss) before income taxes	22,204	170,393	(52,286)	(118,107)	22,204
Income tax expense	—	—	—	—	—
Net income (loss)	$22,204	$170,393	$(52,286)	$(118,107)	$22,204

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2012

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$78,649	$467,960	$—	$—	$546,609
Costs and expenses:
Oil and natural gas production	19,820	84,790	—	—	104,610
Gathering and transportation	—	102,875	—	—	102,875
Depletion, depreciation and amortization	7,767	295,389	—	—	303,156
Impairment of oil and natural gas properties	—	1,346,749	—	—	1,346,749
Accretion of discount on asset retirement obligations	526	3,361	—	—	3,887
General and administrative	14,394	69,424	—	—	83,818
Other operating items	(194)	17,223	—	—	17,029
Total costs and expenses	42,313	1,919,811	—	—	1,962,124
Operating income (loss)	36,336	(1,451,851)	—	—	(1,415,515)
Other income:
Interest expense, net	(73,489)	(3)	—	—	(73,492)
Gain on derivative financial instruments	62,812	3,321	—	—	66,133
Other income	238	731	—	—	969
Equity income	—	—	28,620	—	28,620
Net loss from consolidated subsidiaries	(1,419,182)	—	—	1,419,182	—
Total other income (expense)	(1,429,621)	4,049	28,620	1,419,182	22,230
Income (loss) before income taxes	(1,393,285)	(1,447,802)	28,620	1,419,182	(1,393,285)
Income tax expense	—	—	—	—	—
Net income (loss)	$(1,393,285)	$(1,447,802)	$28,620	$1,419,182	$(1,393,285)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2014

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(84,067)	$428,029	$18,131	$—	$362,093
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(2,531)	(395,974)	(4,061)	—	(402,566)
Restricted cash	—	(3,400)	—	—	(3,400)
Equity method investments	—	1,749	—	—	1,749
Proceeds from disposition of property and equipment	99,612	95,594	(7,551)	—	187,655
Distributions received from Compass	5,856	—	—	(5,856)	—
Net changes in advances to joint ventures	—	(5,026)	—	—	(5,026)
Advances/investments with affiliates	125,612	(125,612)	—	—	—
Net cash provided by (used in) investing activities	228,549	(432,669)	(11,612)	(5,856)	(221,588)
Financing Activities:
Borrowings under credit agreements	100,000	—	—	—	100,000
Repayments under credit agreements	(959,874)	—	(5,096)	—	(964,970)
Proceeds received from issuance of 2022 Notes	500,000	—	—	—	500,000
Proceeds from issuance of common shares, net	271,773	—	—	—	271,773
Payment of common share dividends	(41,060)	—	—	—	(41,060)
Compass cash distribution	—	—	(5,856)	5,856	—
Deferred financing costs and other	(10,188)	—	(102)	—	(10,290)
Payments of common shares repurchased	(136)	—	—	—	(136)
Net cash used in financing activities	(139,485)	—	(11,054)	5,856	(144,683)
Net increase (decrease) in cash	4,997	(4,640)	(4,535)	—	(4,178)
Cash at beginning of period	81,840	(35,892)	4,535	—	50,483
Cash at end of period	$86,837	$(40,532)	$—	$—	$46,305

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2013

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(32,678)	$365,770	$17,542	$—	$350,634
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(15,767)	(1,242,667)	(38,818)	—	(1,297,252)
Restricted cash	—	49,515	—	—	49,515
Equity method investments	—	236,289	—	—	236,289
Proceeds from disposition of property and equipment	244,500	505,128	—	—	749,628
Distributions from Compass	3,825	—	—	(3,825)	—
Net changes in advances to joint ventures	—	10,645	—	—	10,645
Advances/investments with affiliates	(59,575)	59,575	—	—	—
Other	(1,303)	—	—	—	(1,303)
Net cash provided by (used in) investing activities	171,680	(381,515)	(38,818)	(3,825)	(252,478)
Financing Activities:
Borrowings under credit agreements	967,766	—	36,757	—	1,004,523
Repayments under credit agreements	(1,015,900)	—	(6,885)	—	(1,022,785)
Proceeds from issuance of common shares, net	1,712	—	—	—	1,712
Payment of common share dividends	(43,214)	—	—	—	(43,214)
Compass cash distribution	—	—	(3,825)	3,825	—
Deferred financing costs and other	(33,317)	—	(236)	—	(33,553)
Net cash provided by (used in) financing activities	(122,953)	—	25,811	3,825	(93,317)
Net increase (decrease) in cash	16,049	(15,745)	4,535	—	4,839
Cash at beginning of period	65,791	(20,147)	—	—	45,644
Cash at end of period	$81,840	$(35,892)	$4,535	$—	$50,483

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2012

(in thousands)	Resources	Guarantor Subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$182,143	$332,643	$—	$—	$514,786
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment	(77,006)	(459,917)	—	—	(536,923)
Restricted cash	—	85,840	—	—	85,840
Equity method investments	—	(14,907)	—	—	(14,907)
Proceeds from disposition of property and equipment	15,161	22,884	—	—	38,045
Net changes in advances to joint ventures	—	851	—	—	851
Advances/investments with affiliates	(59,126)	59,126	—	—	—
Net cash used in investing activities	(120,971)	(306,123)	—	—	(427,094)
Financing Activities:
Borrowings under the credit agreements	53,000	—	—	—	53,000
Repayments under the credit agreements	(93,000)	—	—	—	(93,000)
Proceeds from issuance of common shares, net	1,968	—	—	—	1,968
Payment of common share dividends	(34,358)	—	—	—	(34,358)
Deferred financing costs and other	(1,655)	—	—	—	(1,655)
Net cash used in financing activities	(74,045)	—	—	—	(74,045)
Net increase (decrease) in cash	(12,873)	26,520	—	—	13,647
Cash at beginning of period	78,664	(46,667)	—	—	31,997
Cash at end of period	$65,791	$(20,147)	$—	$—	$45,644

17.	Quarterly financial data (unaudited)

The following are summarized quarterly financial data for the years ended December 31, 2014 and 2013:

	Quarter
(in thousands, except per share amounts)	1st	2nd	3rd	4th
2014
Oil and natural gas revenues	$198,472	$182,966	$151,042	$127,789
Operating income (loss)	57,423	43,312	22,799	3,341
Net income (loss)	$(4,606)	$2,293	$41,569	$81,413
Basic earnings (loss) per share:
Net income (loss)	$(0.02)	$0.01	$0.15	$0.30
Weighted average shares	260,716	270,492	270,631	271,053
Diluted earnings (loss) per share:
Net income (loss)	$(0.02)	$0.01	$0.15	$0.30
Weighted average shares	260,716	271,226	272,066	271,053

2013
Oil and natural gas revenues	$138,223	$150,332	$165,314	$180,440
Operating income (loss) (1)	209,075	33,883	15,594	(79,331)
Net income (loss) (2) (3)	$158,120	$85,598	$(98,651)	$(122,863)
Basic earnings (loss) per share:
Net income (loss)	$0.74	$0.40	$(0.46)	$(0.57)
Weighted average shares	214,784	214,788	215,056	215,410
Diluted earnings (loss) per share:
Net income (loss)	$0.74	$0.40	$(0.46)	$(0.57)
Weighted average shares	214,861	216,023	215,056	215,410

(1)
Operating income (loss) for the first quarter and the fourth quarter of 2013 includes $10.7 million and $97.8 million, respectively, of impairments of oil and natural gas properties. See "Note 2. Summary of significant accounting policies" for further discussion.

(2)
Net income (loss) for the third quarter of 2013 includes a $91.5 million impairment to our investment in TGGT as a result of the carrying value exceeding the fair value. The impairment was reduced by $4.7 million in the fourth quarter of 2013 to $86.8 million as a result of final closing adjustments, fees and transaction expenses related to the sale of our equity investment in TGGT. See "Note 3. Acquisitions, divestitures and other significant events" for further discussion.

(3)
Net income (loss) for the first quarter of 2013 includes a gain of $187.0 million from our contribution of oil and natural gas properties to Compass. See "Note 3. Acquisitions, divestitures and other significant events" for further discussion.

18.	Supplemental information relating to oil and natural gas producing activities (unaudited)

The following supplemental information relating to our oil and natural gas producing activities for the years ended December 31, 2014, 2013 and 2012 is presented in accordance with ASC 932, Extractive Activities, Oil and Gas.

Presented below are costs incurred in oil and natural gas property acquisition, exploration and development activities:

(in thousands, except per unit amounts)	Amount
2014:
Proved property acquisition costs	$10,562
Unproved property acquisition costs	—
Total property acquisition costs	10,562
Development	354,199
Exploration costs (1)	5,906
Lease acquisitions and other	9,681
Capitalized asset retirement costs	576
Depletion per Boe	$11.42
Depletion per Mcfe	$1.90
2013:
Proved property acquisition costs	$754,370
Unproved property acquisition costs	232,020
Total property acquisition costs (2)	986,390
Development	231,447
Exploration costs (3)	38,579
Lease acquisitions and other	14,835
Capitalized asset retirement costs	514
Depletion per Boe	$8.82
Depletion per Mcfe	$1.47
2012:
Proved property acquisition costs	$—
Unproved property acquisition costs	3,349
Total property acquisition costs	3,349
Development	346,017
Exploration costs (4)	57,325
Lease acquisitions and other (5)	44,546
Capitalized asset retirement costs	971
Depletion per Boe	$9.11
Depletion per Mcfe	$1.52

(1)	Exploration costs in 2014 include $5.9 million in the Bossier shale in North Louisiana.

(2)	Acquisition costs in 2013 include the acquisition of properties in the Haynesville and Eagle Ford shales and our proportionate share of Compass's acquisition of shallow Cotton Valley assets.

(3)	Exploration costs in 2013 include $29.2 million in the Eagle Ford shale and $9.4 million in the Marcellus shale.

(4)	Exploration costs in 2012 include $40.1 million in the Haynesville shale $17.2 million in the Marcellus shale.

(5)	Lease acquisition costs in 2012 are net of acreage reimbursements from BG Group totaling $2.1 million.

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

	Oil (Mbbls)	Natural Gas (Mmcf)	Natural Gas Liquids (Mbbls)	Mmcfe (11)
December 31, 2011	6,354	1,291,464	—	1,329,588
Purchase of reserves in place	—	—	—	—
Discoveries and extensions (1)	492	96,615	424	102,111
Revisions of previous estimates:
Changes in price	(110)	(466,238)	—	(466,898)
Other factors (2)	(463)	199,784	6,724	237,350
Sales of reserves in place	—	(2,837)	—	(2,837)
Production	(703)	(182,656)	(509)	(189,928)
December 31, 2012	5,570	936,132	6,639	1,009,386
Purchase of reserves in place (3)	16,022	290,933	2,201	400,271
Discoveries and extensions (4)	5,960	46,834	513	85,672
Revisions of previous estimates:
Changes in price	457	272,614	686	279,472
Other factors (5)	(3,219)	(106,695)	(741)	(130,455)
Sales of reserves in place (6)	(8,224)	(270,018)	(6,472)	(358,194)
Production	(1,188)	(153,321)	(243)	(161,907)
December 31, 2013	15,378	1,016,479	2,583	1,124,245
Purchase of reserves in place (7)	—	7,316	—	7,316
Discoveries and extensions (8)	4,164	69,902	107	95,528
Revisions of previous estimates:
Changes in price	45	167,302	127	168,334
Other factors (9)	1,737	120,850	(8)	131,224
Sales of reserves in place (10)	(1,401)	(105,841)	(2,144)	(127,111)
Production	(2,236)	(120,980)	(224)	(135,740)
December 31, 2014	17,687	1,155,028	441	1,263,796
Estimated Quantities of Proved Developed and Proved Undeveloped Reserves

	Oil (Mbbls)	Natural Gas (Mmcf)	Natural Gas Liquids (Mbbls)	Mmcfe
Proved developed:
December 31, 2014	14,429	502,314	387	591,210
December 31, 2013	11,274	657,116	2,088	737,291
December 31, 2012	4,371	917,326	4,784	972,256
Proved undeveloped:
December 31, 2014	3,258	652,714	54	672,586
December 31, 2013	4,104	359,363	495	386,954
December 31, 2012	1,199	18,806	1,855	37,130

(1)
New discoveries and extensions in 2012 include 25,626 Mmcfe in East Texas/North Louisiana, primarily in the Haynesville shale, 59,455 Mmcfe in the Marcellus shale and 17,027 Mmcfe in the Permian Basin.

(2)
Total revisions due to Other factors in 2012 include approximately 8,736 Mmcfe of Proved Undeveloped Reserves that were reclassified to unproved reserves as a result of a slower development schedule due to depressed natural gas prices, which extended their scheduled development beyond a five-year development horizon. The change also includes a positive revision of 246,451 Mmcfe resulting from unproved performance and cost reductions.

(3)
Purchases of reserves in place include 115,718 Mmcfe in the Eagle Ford shale, 259,991 Mmcfe in the Haynesville shale, and 24,558 Mmcfe for our proportionate share of Compass's acquisition of shallow Cotton Valley assets in East Texas/North Louisiana.

(4)
New discoveries and extensions in 2013 include 36,501 Mmcfe in the Eagle Ford shale, 33,591 Mmcfe in the Marcellus shale, 10,211 Mmcfe in the Haynesville shale, 3,881 Mmcfe for conventional properties held by Compass in the Permian Basin, and 1,486 Mmcfe for shale properties in the Permian Basin.

(5)
Total revisions due to Other factors were downward revisions primarily in the Haynesville shale as a result of operational matters including scaling, liquid loading due to high-line pressure and the impact of drainage on new wells drilled directly offset to the unit wells.

(6)
Sales of reserves in place in 2013 include 327,608 Mmcfe as a result of our contribution of properties to Compass and 30,582 Mmcfe from the sale of undeveloped properties in the Eagle Ford in connection with the Participation Agreement.

(7)	Purchases of reserves in place in 2014 consist primarily of our acquisition of certain proved developed producing properties in the Shelby area of East Texas.

(8)
New discoveries and extensions in 2014 included 48,698 Mmcfe in the Haynesville shale, 26,148 Mmcfe in the Eagle Ford Shale and 19,664 in the Bossier shale. The discoveries and extensions within the Haynesville and Bossier shales primarily related to our development of properties within the Shelby area of East Texas.

(9)
Total revisions due to Other factors include upward revisions of approximately 67,095 Mmcfe in the Shelby area, approximately 45,878 Mmcfe in the Appalachia region, and approximately 5,836 Mmcfe in the Holly area. The upward revisions were primarily due to improved well performance resulting from enhanced well designs and completion techniques.

(10)	Sales of reserves in place in 2014 consist primarily of the sale of our entire interest in Compass.

(11)	The above reserves do not include our equity interest in OPCO, which was not significant in any period presented.
Standardized measure of discounted future net cash flows

We have summarized the Standardized Measure related to our proved oil, natural gas and NGL reserves. We have based the following summary on a valuation of Proved Reserves using discounted cash flows based on prices as prescribed by the SEC, costs and economic conditions and a 10% discount rate. The additions to Proved Reserves from the purchase of reserves in place, and new discoveries and extensions could vary significantly from year to year; additionally, the impact of changes to reflect current prices and costs of reserves proved in prior years could also be significant. Accordingly, the information presented below should not be viewed as an estimate of the fair value of our oil and natural gas properties, nor should it be indicative of any trends.

(in thousands)	Amount
Year ended December 31, 2014:
Future cash inflows	$6,097,207
Future production costs	2,094,796
Future development costs	1,124,873
Future income taxes	—
Future net cash flows	2,877,538
Discount of future net cash flows at 10% per annum	1,334,951
Standardized measure of discounted future net cash flows	$1,542,587
Year ended December 31, 2013:
Future cash inflows	$5,176,030
Future production costs	2,207,230
Future development costs	904,116
Future income taxes	—
Future net cash flows	2,064,684
Discount of future net cash flows at 10% per annum	812,411
Standardized measure of discounted future net cash flows	$1,252,273
Year ended December 31, 2012:
Future cash inflows	$3,187,480
Future production costs	1,824,702
Future development costs	266,726
Future income taxes	—
Future net cash flows	1,096,052
Discount of future net cash flows at 10% per annum	399,905
Standardized measure of discounted future net cash flows	$696,147

During recent years, prices paid for oil and natural gas have fluctuated significantly. The reference prices at December 31, 2014, 2013 and 2012 used in the above table, were $94.99, $96.78 and $94.71 per Bbl of oil, respectively, and $4.35, $3.67 and $2.76 per Mmbtu of natural gas, respectively. The reference price at December 31, 2014, 2013 and 2012 used in the above table was $33.03 $39.92 and $46.57 per Bbl for NGLs, respectively. Each of the reference prices for oil and natural gas were adjusted for quality factors and regional differentials. These prices reflect the SEC rules requiring the use of simple average of the first day of the month price for the previous 12 month period for natural gas at Henry Hub, West Texas Intermediate crude oil at Cushing, Oklahoma, and the trailing 12 month average of realized prices for NGLs.

The following are the principal sources of change in the Standardized Measure:

(in thousands)	Amount
Year ended December 31, 2014:
Sales and transfers of oil and natural gas produced	$(464,369)
Net changes in prices and production costs	279,944
Extensions and discoveries, net of future development and production costs	196,796
Development costs during the period	189,155
Changes in estimated future development costs	(254,737)
Revisions of previous quantity estimates	412,296
Sales of reserves in place	(148,226)
Purchase of reserves in place	13,507
Accretion of discount before income taxes	125,227
Changes in timing and other	(59,279)
Net change in income taxes	—
Net change	$290,314
Year ended December 31, 2013:
Sales and transfers of oil and natural gas produced	$(450,415)
Net changes in prices and production costs	582,725
Extensions and discoveries, net of future development and production costs	197,223
Development costs during the period	55,196
Changes in estimated future development costs	(251,484)
Revisions of previous quantity estimates	98,283
Sales of reserves in place	(315,758)
Purchase of reserves in place	604,366
Accretion of discount before income taxes	69,615
Changes in timing and other	(33,625)
Net change in income taxes	—
Net change	$556,126
Year ended December 31, 2012:
Sales and transfers of oil and natural gas produced	$(339,125)
Net changes in prices and production costs	(1,258,493)
Extensions and discoveries, net of future development and production costs	90,633
Development costs during the period	204,929
Changes in estimated future development costs	404,414
Revisions of previous quantity estimates	(336,142)
Sales of reserves in place	(3,604)
Purchase of reserves in place	—
Accretion of discount before income taxes	165,755
Changes in timing and other	94,129
Net change in income taxes	247,189
Net change	$(730,315)

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

(in thousands)	Total	2014	2013	2012	2011 and prior
Property acquisition costs	$228,553	$9,737	$71,524	$3,038	$144,254
Exploration and development	16,366	10,797	73	524	4,972
Capitalized interest	31,106	11,871	8,737	6,796	3,702
Total	$276,025	$32,405	$80,334	$10,358	$152,928

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Exchange Act, EXCO's management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that EXCO's disclosure controls and procedures were effective as of December 31, 2014 to ensure that information that is required to be disclosed by EXCO in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to EXCO's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's report on internal control over financial reporting.    EXCO's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions. Management's annual report of internal control over financial reporting and the audit report on our internal control over financial reporting of our independent registered public accounting firm, KPMG LLP, are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

Changes in internal control over financial reporting. There were no changes in EXCO's internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, EXCO's internal control over financial reporting.

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

Date:	February 25, 2015	EXCO RESOURCES, INC.
(Registrant)

EXCO RESOURCES, INC.
(Registrant)

Date:	February 25, 2015	/s/ Harold L. Hickey
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

4.5
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

4.5
First Amended and Restated Registration Rights Agreement dated as of December 30, 2005, by and among EXCO Holdings Inc. and the Initial Holders (as defined therein), filed as an Exhibit to EXCO’s Amendment No. 1 to its Registration Statement on Form S-l (File No. 333-129935), filed on January 6, 2006 and incorporated by reference herein.

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

10.1
Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.2
Form of Incentive Stock Option Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.3
Form of Nonqualified Stock Option Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.4
Form of Restricted Stock Award Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 4, 2011 and filed on August 10, 2011 and incorporated by reference herein.*

10.5
Form of Performance-Based Restricted Stock Unit Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated June 30, 2014 and filed on July 3, 2014 and incorporated by reference herein.*

10.6
Fourth Amended and Restated EXCO Resources, Inc. Severance Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 16, 2011 and filed on March 22, 2011 and incorporated by reference herein.*

10.7
Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.8
Amendment Number One to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2009 filed on February 24, 2010 and incorporated by reference herein.*

10.9
Amendment Number Two to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., effective as of May 22, 2014, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 22, 2014 and filed on May 29, 2014 and incorporated by reference herein.*

10.10
Letter Agreement, dated March 28, 2007, with OCM Principal Opportunities Fund IV, L.P. and OCM EXCO Holdings, LLC, filed as an Exhibit to EXCO’s Form 8-K (File No. 001-32743), dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

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

10.17	Amendment to Joint Development Agreement, dated October 14, 2014, by and among BG US Production Company, LLC and EXCO Operating Company, LP, filed herewith.

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

10.20
Amendment to Joint Development Agreement, dated October 14, 2014, by and among EXCO Production Company (PA), LLC, EXCO Production Company (WV), LLC, BG Production Company, (PA), LLC, BG Production Company, (WV), LLC and EXCO Resources (PA), LLC, filed herewith.

10.21
Second Amended and Restated Limited Liability Company Agreement of EXCO Resources (PA), LLC, dated June 1, 2010, by and among EXCO Holding (PA), Inc., BG US Production Company, LLC and EXCO Resources (PA), LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated June 1, 2010 and filed on June 7, 2010 and incorporated by reference herein.

10.22
Amendment to Second Amended and Restated Limited Liability Company Agreement of EXCO Resources (PA), LLC, dated October 14, 2014, by and among EXCO Holding (PA), Inc., BG US Production Company, LLC and EXCO Resources (PA), LLC, filed herewith.

10.23
Second Amended and Restated Limited Liability Company Agreement of Appalachia Midstream, LLC, dated June 1, 2010, by and among EXCO Holding (PA), Inc., BG US Production Company, LLC and Appalachia Midstream, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated June 1, 2010 and filed on June 7, 2010 and incorporated by reference herein.

10.24
Amendment to Second Amended and Restated Limited Liability Company Agreement of Appalachia Midstream, LLC (n/k/a EXCO Appalachia Midstream, LLC), dated October 14, 2014, by and among EXCO Holding (PA), Inc., BG US Production Company, LLC and EXCO Appalachia Midstream, LLC, filed herewith.

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

10.32
First Amendment to Amended and Restated Credit Agreement, dated as of August 28, 2013, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO's Form 8-K, dated as of August 28, 2013 and filed on September 4, 2013 and incorporated by reference herein.

10.33
Second Amendment to Amended and Restated Credit Agreement, dated as of July 14, 2014, by and among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO's Form 8-K, dated as of July 14, 2014 and filed on July 18, 2014 and incorporated by reference herein.

10.34
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

10.35
Fourth Amendment to Amended and Restated Credit Agreement, dated as of February 6, 2015, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO's Form 8-K, dated as of February 6, 2015 and filed on February 12, 2015 and incorporated by reference herein.

10.36
Participation Agreement, dated July 31, 2013, among Admiral A Holding L.P., Admiral B Holding L.P. and EXCO Operating Company, LP, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013 filed on August 7, 2013 and incorporated by reference herein.

10.37
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

10.40
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

10.48
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

10.49	EXCO Resources, Inc. 2014 Management Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 21, 2014 and filed on April 25, 2014 and incorporated by reference herein.*

10.50
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

21.1	Subsidiaries of registrant, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

23.2	Consent of Lee Keeling and Associates, Inc., filed herewith.

23.3	Consent of Netherland, Sewell & Associates, Inc., filed herewith.

23.4	Consent of Ryder Scott Company, L.P., filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer of EXCO Resources, Inc., filed herewith.

99.1	2014 Report of Lee Keeling and Associates, Inc., filed herewith.

99.2	2014 Report of Netherland, Sewell & Associates, Inc., filed herewith.

99.3	2014 Report of Ryder Scott Company, L.P., filed herewith.

99.4	2014 Report of Lee Keeling and Associates, Inc. (OK) filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	These exhibits are management contracts.