Form 10-K/A
period 2014-12-31
EXCO RESOURCES INC
filed 2015-04-10
CIK 316300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32743

EXCO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1492779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12377 Merit Drive, Suite 1700, LB 82, Dallas, Texas	75251
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 368-2084

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2015, the registrant had 273,702,116 outstanding shares of common stock, par value $0.001 per share, which is its only class of common stock. As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $897,416,000.

EXCO RESOURCES, INC.

EXPLANATORY NOTE

EXCO Resources, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 25, 2015 (the “Form 10-K”), solely for the purpose of amending Items 10 through 14 in Part III and Item 15 in Part IV. The information in Part III was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated in the Form 10-K by reference to a definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year end.

We are filing this Amendment to include the Part III information in the Form 10-K because we no longer expect to file a definitive proxy statement containing this information before the date that is 120 days after our fiscal year end. Part IV is being amended to include as exhibits certain new certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as amended. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15 of the Form 10-K. Additionally, the reference on the cover page of the Form 10-K to the Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders is hereby deleted.

Except as described above, no other changes have been made to the Form 10-K. Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after February 25, 2015, the date the Form 10-K was filed, or modify or update those disclosures that may have been affected by subsequent events.

References to “EXCO,” “EXCO Resources,” “Company,” “we,” “us,” and “our” in this report refer to EXCO Resources, Inc. together with its consolidated subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The board of directors is currently comprised of six directors. Our directors serve until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified. Pursuant to a letter agreement that the Company entered into with funds managed by Oaktree Capital Management, LP (“Oaktree” and together with the managed funds, the “Oaktree Funds”) in March 2007, Oaktree has the right to nominate one director for election at any annual meeting of shareholders so long as Oaktree beneficially owns at least 10,000,000 shares of common stock. As of the record date for the 2014 annual meeting of shareholders, Oaktree owned in excess of 10,000,000 shares of common stock. As a result, Mr. Ford was nominated by Oaktree, as well as by our board of directors, for election at the 2014 annual meeting of shareholders.

The following table sets forth the name, age and positions of each director currently serving on our board of directors:

Name	Age	Position

Jeffrey D. Benjamin(1)(2)(3)	53	Director; Non-Executive Chairman

B. James Ford(2)(3)	46	Director

Samuel A. Mitchell (1)(2)(3)	71	Director

Wilbur L. Ross, Jr.(2)(3)	77	Director

Jeffrey S. Serota (1)(2)(3)	49	Director

Robert L. Stillwell(1)(2)(3)	78	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

The biographies of our directors are as follows:

Jeffrey D. Benjamin became non-executive chairman of our board of directors in November 2013 and has been serving as one of our directors since October 2005. Mr. Benjamin previously served as a director from August 1998 through July 2003 and a director of our parent holding company from July 2003 through its merger into us. Since June 2008, Mr. Benjamin has been a Senior Advisor to Cyrus Capital Partners, LP (“Cyrus Capital Partners”). Mr. Benjamin also serves as a Consultant to Apollo Management, LP (“Apollo Management”) and from September 2002 until June 2008, Mr. Benjamin served as a Senior Advisor to Apollo Management. With his service at Apollo Management and Cyrus Capital Partners, Mr. Benjamin has extensive financial, capital markets and strategic experience. Mr. Benjamin is currently a director of American Airlines Group Inc., Caesars Entertainment Corporation and Chemtura Corporation and Chairman of the Board of Directors of A-Mark Precious Metals, Inc. During the past five years, Mr. Benjamin also served on the board of directors of Virgin Media Inc. and Spectrum Group International, Inc. In connection with his service as a director of nine public companies other than EXCO over the past ten years, Mr. Benjamin has served on five compensation committees (including two as chairman), five audit committees and five nominating and corporate governance committees (including two as chairman), all of which provide him with important insights into corporate governance, financial reporting and oversight, executive compensation and board functions. In addition, Mr. Benjamin has deep knowledge of the Company and its business, having served on our and our affiliates’ boards since October 2005 and prior to that from 1998 through 2003. Mr. Benjamin holds a Master of Science (MBA) in Management from the Sloan School of Management at Massachusetts Institute of Technology, with a concentration in Finance, and has 28 years of investment banking and investment management experience.

B. James Ford became one of our directors in December 2007. Mr. Ford is a Managing Director of Oaktree where he has worked since 1996. Mr. Ford is a portfolio manager of Oaktree’s global principal group, which invests in controlling and minority positions in private and public companies. Mr. Ford serves on the board of directors of Contango Oil & Gas Company, Oaktree Capital Group, LLC and Townsquare Media, LLC as well as a number of private companies and not-for-profit entities, and formerly served on the board of directors of Dial Global, Inc. and Crimson Exploration, Inc. prior to its merger with Contango Oil & Gas Company. Prior to becoming a portfolio manager, Mr. Ford led the group’s efforts in the media and energy sectors. Mr. Ford’s background and experience provide him with extensive investment, capital markets and strategic experience, as well as important insights into corporate governance and board functions. He is also an active member of the Children’s Bureau Board of Directors and serves as a trustee for the Stanford Graduate School of Business Trust. Mr. Ford received a B.A. degree in Economics from the University of California at Los Angeles and a Masters of Business Administration degree from the Stanford Graduate School of Business.

Samuel A. Mitchell became one of our directors in June 2013. Mr. Mitchell has served as a director of Overstock.com, Inc. since October 2010. Mr. Mitchell was formerly a director of International Coal Group, Inc. from 2006 until its acquisition in 2011. Since 2004, Mr. Mitchell has been a Managing Director of Hamblin Watsa Investment Counsel (“Hamblin Watsa”), a wholly-owned subsidiary of Fairfax Financial Holdings, Inc. (“Fairfax Financial”), a Toronto-based property and casualty insurance holding company. Hamblin Watsa is responsible for managing the investments of Fairfax Financial. From 2005 to 2007, Mr. Mitchell was a director of Odyssey Re Holdings Corp., a majority-owned subsidiary of Fairfax Financial that is an underwriter of property and casualty treaty and facultative reinsurance. Prior to joining Hamblin Watsa, Mr. Mitchell was Managing Director and co-founder in 1993 of Marshfield Associates, a Washington, D.C.-based investment counsel firm. Mr. Mitchell also has experience in the healthcare industry, having served as a Director of Research and Federal Relations for the Federation of American Health Systems from 1983 to 1993, and as Director of Research for the Health Industry Manufacturers Association from 1977 to 1981. In 1973, he co-founded Research from Washington, which advised large institutional investors on the outlook and economic impact of legislation and federal government initiatives. Mr. Mitchell started his career in 1968 with the Washington, D.C.-based investment counsel firm, Davidge and Co. He has a B.A. from Harvard College and an M.B.A. from Harvard Business School. Mr. Mitchell’s experience as Managing Director of Hamblin Watsa, and his four decades of business experience provide him with extensive investment, capital markets and financial experience as well as important insights into financial reporting, oversight and Board functions.

Wilbur L. Ross, Jr. became one of our directors in March 2012. Mr. Ross is the Founder, Chairman and Chief Strategy Officer of WL Ross & Co. LLC (“WL Ross”), a private equity firm. Mr. Ross was also formerly the Chief Executive Officer of WL Ross prior to April 30, 2014 when he became its Chairman and Chief Strategy Officer. In March 2014, Mr. Ross became the Chairman and Chief Executive Officer of WL Ross Holding Corp, a special purpose acquisition company. Mr. Ross is currently a member of the board of directors of ArcelorMittal, the world’s largest steel and mining company; DSS Holdings LP, a shipping transportation company; Sun Bancorp, Inc.; and the Bank of Cyprus. Mr. Ross formerly served as a member of the board of directors of many banks, financial and other companies, including but not limited to, The Governor and Company of the Bank of Ireland, a commercial bank in Ireland until June 2014, BankUnited, Inc. until March 2014; Talmer Bancorp., Assured Guaranty, an insurance company, International Textile Group, NBNK Investments PLC, PB Materials Holdings, Inc., Ohizumi Manufacturing, Ocwen Financial Corp., Navigator Holdings, a marine transport company, and International Automotive Components until November 2014; Plascar Participacoes SA, a manufacturer of automotive interiors, until January 2014 and Air Lease Corporation, an aircraft leasing company from 2010 to December, 2013; International Coal Group from April 2005 to June 2011, Montpelier Re Holdings Ltd., a reinsurance company, from 2006 to March 2010; The Greenbrier Companies, a supplier of transportation equipment and services to the railroad industry from June 2009 until January 2013. Mr. Ross was Executive Managing Director of Rothschild Inc. for 24 years before acquiring that firm’s private equity partnerships in 2000. Mr. Ross is a graduate of Yale University and of Harvard Business School. Through the course of Mr. Ross’ career, he has served as a principal financial adviser to, investor in, and director of various companies across the globe operating in diverse industries, and he has assisted in restructuring more than $400 billion of corporate liabilities. Mr. Ross possesses unique skills, qualities and experience, as evidenced by his background, which we believe adds significant value to board discussions and to our success.

Jeffrey S. Serota became one of our directors in March 2007. Mr. Serota previously served as a director of EXCO Resources and EXCO Holdings from July 2003 until October 2005. He served as a Senior Partner of Ares, an alternative asset investment firm, from September 1997 until his retirement in December 2012. Mr. Serota subsequently served as a Senior Advisor to Ares until December 31, 2013. Prior to joining Ares, Mr. Serota worked at Bear Stearns Companies, Inc. from March 1996 to September 1997, where he specialized in providing investment banking services to financial sponsor clients of the firm. He currently serves on the board of directors of SandRidge Energy, Inc. and CIFC Corp., and previously served on the boards of directors of Lyondell Basell Industries N.V. from May 2010 to May 2011, Douglas Dynamics, Inc. from 2004 until October 2010 and WCA Waste Corporation from September 2006 until March 2012. Mr. Serota has over 20 years of experience managing investments in, and serving on the boards of directors of, companies operating in various industries, including in the oil and natural gas exploration and production industry. Mr. Serota’s background and experience provide him with extensive investment, capital markets and strategic experience, as well as important insights into corporate governance, financial reporting and oversight, executive compensation and board functions. Mr. Serota received a Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School of Business and received a Master of Business Administration degree from UCLA’s Anderson School of Management.

Robert L. Stillwell became one of our directors in October 2005. Mr. Stillwell served as the General Counsel of BP Capital, L.P., Mesa Water, Inc. and affiliated companies engaged in the petroleum business from 2001 until he retired in March 2013. Mr. Stillwell was a lawyer and Senior Partner at Baker Botts LLP in Houston, Texas from 1961 to 2001. He also served as a director of Mesa Petroleum Co. and Pioneer Natural Resources Company from 1969 to 2001. Mr. Stillwell’s background and experience provide him with extensive knowledge of the oil and natural gas industry as well as significant legal experience and important insights into corporate governance, executive compensation and board functions.

There are no family relationships between any of our directors or executive officers.

Audit Committee

The audit committee of our board of directors recommends the appointment of our independent registered public accountants, reviews our internal accounting procedures and financial statements and consults with and reviews the services provided by our independent registered public accountants, including the results and scope of their audit. The audit committee is currently comprised of Messrs. Benjamin (chair), Mitchell, Serota and Stillwell, each of whom is independent within the meaning of applicable SEC and NYSE rules. The board of directors has designated Messrs. Benjamin and Mitchell as audit committee financial experts, as currently defined under the SEC rules implementing the Sarbanes-Oxley Act of 2002. See Item 13. Certain Relationships and Related Transactions, and Director Independence— Director Independence.” We believe that the composition and functioning of our audit committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002, as amended, as well as NYSE and SEC rules and regulations.

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

Executive Officers

The following table sets forth certain information with respect to our current executive officers.

Name	Age	Position

Harold L. Hickey	59	Chief Executive Officer and President

William L. Boeing	60	Vice President, General Counsel and Secretary

Richard A. Burnett	41	Vice President, Chief Financial Officer and Chief Accounting Officer

Harold L. Hickey became our Chief Executive Officer in March 2015 and President in February 2013. Mr. Hickey previously served as Chief Operating Officer from October 2005 until March 2015. From October 2005 until February 2013, Mr. Hickey served as our Vice President and from January 2004 until October 2005, Mr. Hickey served as President of our wholly-owned subsidiary, North Coast Energy, Inc. Mr. Hickey was our Production and Asset Manager from February 2001 to January 2004. From April 2000 until he joined us, Mr. Hickey was Chief Operating Officer of Inca Natural Resources Group, L.P., an independent oil and natural gas exploration company. Prior to that, Mr. Hickey worked at Mobil Oil Corporation from 1979 to March 2000.

William L. Boeing became our Vice President, General Counsel and Secretary in April 2006. From October 1980 to March 2006, Mr. Boeing was initially an associate and later a partner at one of our outside law firms, Haynes and Boone, LLP, in Dallas, Texas.

Richard A. Burnett became our Vice President and Chief Accounting Officer in March 2014 and our Chief Financial Officer in September 2014. Mr. Burnett previously served as our Vice President of Special Projects from the time he joined EXCO in November 2013 until March 2014. From April 2001 until joining EXCO, Mr. Burnett served in various capacities at KPMG LLP, including as a Partner in their energy transactions service practice advising a number of clients in the oil and natural gas exploration and production, oil field services, manufacturing, midstream, refining and utilities industries on, among other things, their financial reporting and securities filing requirements. Mr. Burnett also spent five years at Arthur Andersen LLP prior to joining KPMG LLP. Mr. Burnett is a certified public accountant and received a Bachelor’s degree in Accounting from Texas Tech University.

Other Officers and Divisional Managers of Our Company

Michael R. Chambers Sr., age 59, became our Vice President of Operations in February 2007 and also currently serves as the Vice President and General Manager of our East Texas/North Louisiana Division. Prior to joining EXCO, Mr. Chambers was the Operations General Manager for Anadarko Petroleum Corporation’s Eastern Region Operations from August 2006 to February 2007 and Rockies Production Manager from August 2000 to August 2006. Mr. Chambers joined Anadarko in January 2000. Mr. Chambers worked at Mobil Oil Corporation from 1979 to January 2000.

W. Justin Clarke, age 39, became our Assistant General Counsel and Chief Compliance Officer in January 2007. From September 2001 until January 2007, Mr. Clarke served as an associate at one of our outside law firms, Haynes and Boone, LLP, in Dallas, Texas.

Ronald G. Edelen, age 57, joined EXCO in October 2011 as our Vice President of Supply Chain Management. Prior to then, Mr. Edelen was Director of Supply Chain at Devon Energy Corporation. From September 2008 until October 2010, he was Director of Supply Chain Management for Matrix Services Inc. Prior to working for Matrix Services Inc., Mr. Edelen held various positions at DCP Midstream LLC from 1999 to September 2008, including Director of Materials Management and Office Administration. Prior to DCP Midstream LLC, Mr. Edelen spent his career in various Purchasing, Materials Management and Corporate Travel positions with CH2M Hill and Total Petroleum, Inc. Mr. Edelen has over 30 years of experience in the oil and natural gas industry with over 20 of those years directly involved in Supply Chain related positions in upstream, midstream and downstream companies in the U.S. and Canada. Mr. Edelen is a certified purchasing manager.

Steven L. Estes, age 60, became our Vice President of Marketing in June 2010. Prior to then, Mr. Estes served as Director of Marketing for us since July 2007. Mr. Estes held several positions with Union Pacific Resources and Anadarko Petroleum Corporation before joining us, most recently as Regional Manager of Gas Marketing from 2002 until 2007. Mr. Estes has over 30 years of experience in the oil and natural gas industry with over 20 of those years directly involved in marketing in all regions of the country.

Joe D. Ford, age 67, became our Vice President of Human Resources in November 2007. Prior to joining EXCO, Mr. Ford was the Director of Human Resources for CARBO Ceramics Inc. from June 2002 to November 2007. CARBO Ceramics Inc. supplies ceramic proppant for fracturing natural gas and oil wells and also provides well fracture diagnostic services. Prior to working for CARBO Ceramics Inc., Mr. Ford spent his career in various human resource management capacities including a subsidiary of General Dynamics as Manager of Human Resources and Comdial Corporation as Vice President of Human Resources.

Robert Gessner, age 62, became our Corporate Controller in 2014. Mr. Gessner previously served as the Controller of our Appalachia division and Controller of our wholly-owned subsidiary, North Coast Energy, Inc. Prior to joining North Coast, Mr. Gessner served in a variety of financial positions at both Belden and Blake Corporation and M.A. Hanna Company. Mr. Gessner has over 30 years of industry experience. He is a CPA and a member of the Ohio Society of CPA’s.

Russell D. Griffin, age 51, joined EXCO in January 2008 and became our Vice President of Environmental, Health and Safety in June 2010. Mr. Griffin was previously our Director of Environmental, Health and Safety and Vice President of Health Safety Security and Environment for TGGT Holdings, LLC. Prior to joining EXCO, Mr. Griffin was the Senior Regulatory Representative for Hunt Oil Company, an independent international oil and natural gas exploration and production company, from August 2005 until January 2008. Mr. Griffin joined Hunt Oil Company in August of 1984 and held numerous positions in their Gulf Coast exploration and production operations until August 2005.

Daniel W. Higdon, age 57, became our Vice President of Land in September 2013. Prior to joining EXCO, Mr. Higdon was Vice President – Land for Devon Energy Corporation’s Southern Division from March 2006 to March 2013 and the Central Division Land Manager from January 2002 to March 2006 overseeing the Barnett Shale asset during the advent of horizontal drilling in unconventional shales. Mr. Higdon began his career with Mitchell Energy Corporation in 1983 and held various Land positions culminating as Regional Land Manager coordinating the acquisition of the Barnett Shale asset until Devon acquired Mitchell in 2002.

Harold H. Jameson, age 47, became a Vice President in March 2011 and also serves as the General Manager of our East Texas/North Louisiana joint venture. His primary focus is on the development of our Haynesville/Bossier shale assets. Prior to the Haynesville shale project, Mr. Jameson served as General Manager of our Vernon Field. Prior to joining EXCO in April 2007, he was employed at Anadarko Petroleum Corporation from 1991 to 2007 where he gained valuable experience in a variety of operating areas including U.S. onshore, offshore and international businesses in both development and exploration roles. Since 2001, Mr. Jameson has been responsible for Asset Management, Production Engineering, Reservoir Engineering and Field Development in the Central Texas, East Texas and North Louisiana operating areas.

Christopher C. Peracchi, age 46, became our Treasurer and Director of Finance and Investor Relations in May 2013 and became our Vice President of Finance and Investor Relations in September 2014. Mr. Peracchi served as the Associate Director of Corporate Development and Investor Relations at Nabors Industries from April 2012 to April 2013 and Director of Finance and Investor Relations at Superior Well Services from March 2009 to April 2012. Mr. Peracchi has over 11 years of experience in Energy Investment Banking at KeyBanc Capital Markets and A.G. Edwards & Sons. Mr. Peracchi also spent four years at Coopers & Lybrand. Mr. Peracchi is a certified public accountant and received a Master’s in Business Administration from the University of Michigan and a Bachelor’s degree from Babson College.

Stephen E. Puckett, age 56, became our Vice President of Reservoir Engineering in December 2006. Mr. Puckett was our Manager of Engineering and Operations from April 2000 until December 2006. From January 1998 until April 2000 he served as a petroleum engineering consultant for Petra Resources, Inc. From March 1993 until January 1998 he worked for Enserch Exploration, Inc. as a reservoir engineer. From May 1981 until January 1993 he was employed by Oryx Energy Company as an operations engineer and reservoir engineer. He is a registered professional engineer in Texas and a member of the Society of Petroleum Engineers.

Marcia Reeves Simpson, age 58, joined EXCO in March 2008 as our Vice President of Engineering. Ms. Simpson was employed by J-W Operating Company—Cohort Energy as its Acquisition & Divestiture and Reservoir Engineering Manager from September 2004 until March 2008. From January 2001 until September 2004, Ms. Simpson was a Vice President for Energy Virtual Partners, a start-up exploration and production company. From September 1987 until January 2000, she worked for Mobil Oil Corporation in various leadership positions including U.S. Technology Leader. From June 1978 to September 1987, she worked in several engineering positions for Gulf Oil Corporation/Chevron Corporation. She is a registered professional engineer in Louisiana and she has served in various leadership roles with the Gas Research Institute, the Society of Petroleum Engineers and the Society of Women Engineers over her 30 year career.

Robert L. Thomas, age 55, became our Chief Information Officer in May 2008. Prior to joining EXCO, Mr. Thomas was the Director of Strategy and Architecture in Global Information Services at ConocoPhillips. Prior to working for ConocoPhillips, Mr. Thomas served Burlington Resources in the US, Canada and UK from 1994 to 2006 in various IT management capacities. Prior to Burlington Resources, Mr. Thomas worked for Oryx Energy Company. He began his career in the seismic data processing center at Sun Oil Company in 1981, and is an active member of the Society of Exploration Geophysicists.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes of ownership with the SEC. Our officers, directors and 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms so filed. Based solely on review of copies of such forms received, we believe that, during the last fiscal year, all filing requirements under Section 16(a) applicable to our officers, directors and 10% shareholders were timely met.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Summary

Named Executive Officers. For purposes of disclosure in this Annual Report on Form 10-K, the “Named Executive Officers” for the year ended December 31, 2014 include the following persons:

•	Harold L. Hickey, our President and Chief Operating Officer as of December 31, 2014;

•	Richard A. Burnett, our Vice President, Chief Financial Officer and Chief Accounting Officer as of December 31, 2014; and

•	William L. Boeing, our Vice President, General Counsel and Secretary as of December 31, 2014.

Unless otherwise indicated, references in this Annual Report on Form 10-K to Named Executive Officers do not include Mark F. Mulhern, our former Executive Vice President and Chief Financial Officer, who resigned from the Company effective September 19, 2014. Mr. Mulhern forfeited all of his unvested shares of restricted stock, restricted stock units and stock options and did not receive any severance or other benefits in connection with his resignation from the Company.

General Philosophy. We believe that the most effective compensation program is one that is designed to reward all of our employees, including but not limited to, our Named Executive Officers, for the achievement of our short-term and long-term strategic goals using a pay for performance system that ultimately drives toward the achievement of increased total shareholder return. Through this strategy, we seek to closely align the interests of our Named Executive Officers with the interests of our shareholders. Our Named Executive Officers’ total compensation is comprised of a mix of base salary, performance-based cash bonus, long-term incentive compensation, retirement and other benefits and perquisites and other personal benefits intended to fulfill these objectives.

Our compensation committee annually reviews our executive compensation program to determine what changes should be made to the individual components of the program in order to fulfill our objectives. Our compensation committee has taken several significant steps to align our executive compensation program with these objectives over the past several years, including the following:

•	Eliminating an annual (end of year) executive compensation review and decision process by instead instituting compensation reviews and decisions for various components of our executive compensation program at multiple points during the course of a year in an effort to promote retention throughout the year;

•	conducting an annual review of base salary and cash bonuses (during the first fiscal quarter) and adopting annual management incentive plans (beginning in 2013) that award annual cash bonuses based on a combination of the Company’s achievement of performance-based metrics and the compensation committee’s discretion; and

•	conducting an annual review of equity compensation awards and making an annual grant of equity awards (during the second or third fiscal quarter) with a combination of time-based and performance-based vesting conditions (e.g., stock price and total shareholder return).

2014 Business Overview. In 2014, our primary strategy focused on the exploitation and development of our core Haynesville and Eagle Ford shale assets through a disciplined development program that was primarily funded with cash flows from our operations. We sought to improve our operating margins as a result of initiatives that were aimed to reduce costs in order to preserve liquidity and capital resources in preparation for future growth. We also completed significant transactions to enhance our liquidity, including the following:

•	We closed a rights offering and related private placement of our common stock (the “Rights Offering”) on January 17, 2014 which resulted in the issuance of 54,574,734 shares of our common stock for gross proceeds of $272.9 million.

•	On March 24, 2014, we closed a purchase and sale agreement with a private party for the sale of our interest in certain non-operated assets in the Permian Basin including producing wells and undeveloped acreage for approximately $68.2 million, after final purchase price adjustments.

•	On April 16, 2014, we completed a public offering of $500.0 million in aggregate principal amount of senior unsecured notes due April 15, 2022 (“2022 Notes”). We received net proceeds of approximately $490.0 million after offering fees and expenses. The 2022 Notes bear interest at a rate of 8.5% per annum, payable in arrears on April 15 and October 15 of each year.

•	On October 31, 2014, we closed a purchase agreement with an affiliate of Harbinger Group, Inc. to sell our 25.5% economic interest in Compass Production Partners, LP (“Compass”) for $118.8 million in cash.

Our Named Executive Officers were instrumental in arranging and carrying out each of these transactions. As a result of these transactions, we enhanced our existing liquidity in order to maintain financial flexibility particularly in the current low commodity price environment and plan for future growth.

Key Compensation Decisions in 2014. We believe that our compensation for Named Executive Officers (including Mr. Mulhern) for fiscal 2014 was consistent with the objectives of our compensation philosophy and with our performance, and were also consistent with the purposes of retaining and incentivizing our Named Executive Officers. The key compensation actions taken with respect to our Named Executive Officers in 2014 (including Mr. Mulhern) are summarized below:

•	In January 2014, to retain and incentivize them to continue providing services in light of the senior management changes in 2013 and the search process for a replacement chief executive officer, the compensation committee recommended, and the board of directors approved, a separate Bonus and Retention Agreement (as defined below) with each of Messrs. Boeing, Hickey and Mulhern that provides for certain benefits upon a Qualifying Termination (as defined below).

•	On April 21, 2014, our board of directors adopted the 2014 Management Incentive Plan (the “2014 Management Incentive Plan”) to pay a cash bonus to our officers and replace the management incentive plan for 2013 (the “2013 Management Incentive Plan”). The 2014 Management Incentive Plan provides performance-based metrics that account for 60% of the bonus for each officer with the compensation committee having discretion over the remaining 40% of the bonus.

•	On June 30, 2014, the compensation committee (i) approved a form of performance-based restricted stock unit award agreement under the Incentive Plan and the performance criteria for grants of restricted stock units (“RSUs”) subject to performance-based vesting conditions and (ii) granted performance-based RSUs to our Named Executive Officers.

•	In September 2014, in connection with Mr. Burnett’s appointment as Chief Financial Officer, he was awarded (i) an increased annual base salary of $475,000, (ii) 100,000 shares of restricted stock, (iii) 39,063 shares of time-based restricted stock and 39,063 performance-based RSUs, and (iv) an increased target bonus equal to 80% of his base salary under the 2014 Management Incentive Plan. In addition, we entered into a retention agreement with Mr. Burnett in connection with his appointment that provides for certain benefits upon a Qualifying Termination.

Consistency with Compensation Objectives. We believe that the compensation decisions in 2014 were consistent with the objectives of our compensation philosophy because:

•	Competition for highly skilled, technical employees in the oil and natural gas industry remained intense in 2014;

•	We continue to model our executive compensation incentives toward achieving long-term equity growth by using significant vesting conditions, including conditions tied to our future stock price, to reward and retain our Named Executive Officers for contributions to the Company’s long-term performance and value;

•	Cash bonus payouts for Named Executive Officers and other officers under the 2014 Management Incentive Plan are tied to the achievement of several key performance-based metrics; and

•	We have retained several key officers and other management personnel and believe that our senior management team, together with a new chief executive officer, will work to fulfill our business strategy and increase shareholder return.

Overview of Compensation Program

The compensation committee of our board of directors has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. The compensation committee reviews and recommends to our board of directors the compensation and benefits for our executive officers, administers our stock plans and assists with the establishment of general policies relating to compensation and benefits for all of our employees. The compensation committee seeks to ensure that the total compensation paid to our officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to our executive officers are similar to those provided to our other officers and managers.

The following discussion summarizes in more detail our executive compensation program, including our compensation objectives and philosophies, the processes and sources of input that are considered in determining compensation for our Named Executive Officers and an analysis of the compensation paid to or earned by our Named Executive Officers in 2014.

Compensation Philosophy and Objectives

We believe that the most effective compensation program is one that is designed to reward all of our employees, not just executives, for the achievement of our short-term and long-term strategic goals.

When establishing total compensation for our Named Executive Officers, our compensation committee has the following objectives:

•	to attract, retain and motivate highly qualified and experienced individuals;

•	to ensure that a significant portion of their total compensation is “at risk” in the form of equity compensation;

•	to ensure annual cash bonus payouts for Named Executive Officers and other officers are tied to the achievement of several key performance-based metrics; and

•	to offer competitive compensation packages that are consistent with our core values.

Over the last several years, our focus was to maximize shareholder value by increasing reserves, production and cash flow in a cost-effective manner through the appraisal and development of the Company’s shale resources, particularly in the

Haynesville and Eagle Ford shale formations. Proper development of these shale properties requires personnel with significant technical knowledge and expertise that encompasses analyzing geological and geophysical data and possessing the skills necessary to drill and complete these high-pressure wells to maximize the economic potential. As a result, we have cultivated a skilled workforce with core competencies exploiting and developing complex shale resources. This skilled workforce is integral to the execution of our corporate strategy.

Competition for skilled, technical employees in the oil and natural gas industry remained intense throughout 2014, particularly for individuals with experience analyzing and exploiting shale resources. In 2014, we implemented the use of performance-based RSUs and continued our philosophy of using restricted stock with significant time and performance-based vesting conditions as an incentive for our officers, including our Named Executive Officers, and our other selected employees primarily because we believed:

•	restricted stock awards and performance-based RSUs help ensure that a significant portion of selected employees’ total compensation is “at risk”;

•	restricted stock awards and performance-based RSUs are designed to allow selected employees to acquire a direct ownership interest in us over time and therefore be fully aligned with our shareholders;

•	restricted stock awards and performance-based RSUs with vesting conditions tied to the price of our common stock align the interest of our officers with our shareholders;

•	restricted stock awards are designed to be less vulnerable than stock options to volatility in our stock price, which is often impacted by volatile swings in the price of natural gas, and therefore serve as a more meaningful long-term retention vehicle even if our stock price decreased in the short-term; and

•	based on market data provided by our outside compensation consultant, awarding restricted stock and performance-based RSUs would allow the Company to offer similar incentives to those companies with whom we compete for skilled talent since most of the companies in our peer group issue restricted stock or RSUs as part of their executive compensation incentives.

During 2014, our compensation committee decided not to award any stock options to our Named Executive Officers and implemented the use of performance-based RSUs. The performance-based RSUs are structured to incentivize our Named Executive Officers to maximize the long-term value of our common stock, with the number of shares vesting being determined based on our total shareholder return during the period from the date of grant to the third anniversary of the date of grant. The performance-based RSUs only vest and convert into shares of our common stock if our percentile rank within a peer group established by the compensation committee equals or exceeds 35% during the measurement period. For additional information concerning these awards, see “—Executive Compensation Components—Long-Term Incentive Compensation—Restricted Stock Units.”

Role of Executive Officers in Compensation Decisions

Our board of directors has delegated authority to the compensation committee to make all compensation decisions for our executive officers and approve all grants of equity awards to our executive officers and certain other selected officers. The compensation committee annually reviews the performance of our chief executive officer, unless such position is vacant. In addition, our chief executive officer has historically reviewed the performance of each other executive officer on an annual basis. During the time period that we have not had a chief executive officer, our compensation committee has reviewed the performance of each other executive officer. The conclusions and recommendations based on these reviews, including with respect to salary adjustments and annual bonus award amounts, are determined by the compensation committee. The compensation committee may exercise its discretion in modifying any recommended adjustments or awards to our executives and has the final authority to establish the compensation packages for our executive officers. The compensation committee may delegate authority and responsibilities to subcommittees, as long as such subcommittees consist of not less than two members.

Setting Executive Compensation

Outside Consulting Firm. In November 2013, the compensation committee engaged Frederic Cook to conduct an annual review of our total compensation program for our Named Executive Officers, as well as for other key executives. The compensation committee selected Frederic Cook to provide these services based on, among other things, Frederic Cook’s reputation, substantial insight and experience with executive compensation programs in our industry.

Independence of Consulting Firm. The compensation committee annually reviews the performance, independence and related fees paid to executive compensation consultants and has concluded that our current compensation consultant, Frederic Cook, is independent. During 2014, the Company paid Frederic Cook $119,519 in fees for its executive compensation consulting services.

Peer Group. In making compensation decisions, the compensation committee compares each element of total compensation against a peer group of publicly-traded oil and natural gas companies with similar operations and revenue. The peer group consists of companies against which the compensation committee believes we compete for talent and for shareholder investment. Our peer group in 2014 consisted of the following companies: Bill Barrett Corporation; Cabot Oil & Gas Corporation; Cimarex Energy Company; Comstock Resources Inc.; Concho Resources, Inc.; Continental Resources Inc.; Forest Oil Corporation; Penn Virginia Corporation; Petroleum Development Corporation; Quicksilver Resources Inc.; Range Resources Corporation; Rosetta Resources Inc.; Sandridge Energy, Inc.; SM Energy Company; Stone Energy Corporation; Swift Energy Company; Ultra Petroleum Corporation; W&T Offshore, Inc. and Whiting Petroleum Corporation.

In comparing the Company’s executive compensation levels to those of its peer group, the compensation committee looked at base salary, cash incentives, other compensation (which includes restricted stock, RSUs, stock options, other types of equity compensation, pensions, and perquisites), and total compensation for 2013 (the most recent year for which information regarding the peer group’s executive compensation was available).

Total Direct Compensation. We compete with many larger companies for top executive-level talent. Our compensation committee took into consideration a number of factors when setting and determining the total direct compensation (base salary, cash bonus and the value of the individual’s equity awards granting during that year) for our Named Executive Officers (including Mr. Mulhern) in 2014, including exercise prices for existing stock options and the vesting periods for previously issued restricted stock awards. Although our compensation committee does not identify specific target ranges for the total direct compensation of each Named Executive Officer, the compensation committee generally set total direct compensation for our Named Executive Officers (including Mr. Mulhern) between the market median and the seventy-fifth percentile of compensation paid to similarly situated executives of the companies comprising the peer group. The compensation committee determined that the level of 2014 total direct compensation for our Named Executive Officers (including Mr. Mulhern) was appropriate based on an analysis of our peer group’s total direct compensation and other market data that our compensation committee deemed relevant.

A significant percentage of total compensation for our Named Executive Officers is allocated to equity awards as a result of our compensation philosophy described above. Restricted stock awards with significant vesting and other conditions and performance-based RSUs with significant vesting conditions are aimed at ensuring that those executives remain with the Company and are incentivized over a long-term horizon to maximize shareholder value. In addition, the compensation committee considers the Company’s historical burn rate when determining what restricted stock awards and performance-based RSUs are appropriate. The Company’s three-year average burn rate (using ISS’ methodology) was approximately 1.6%.

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

Executive Compensation Components

Our executive compensation program consists of various elements of compensation that are intended to work together to provide total compensation that attracts, retains and motivates highly qualified and experienced individuals, ensures that a significant portion of their total compensation is “at risk” in the form of equity compensation and that such compensation represents a competitive compensation package that is consistent with our core values. For the fiscal year ended December 31, 2014, the principal components of compensation for Named Executive Officers were:

•	base salary;

•	performance-based cash bonus under the 2014 Management Incentive Plan;

•	long-term incentive compensation;

•	retirement and other benefits; and

•	perquisites and other personal benefits.

Base Salary

We provide Named Executive Officers with a base salary to compensate them for services rendered during the fiscal year. Base salary ranges for Named Executive Officers are determined for each executive based on his position and responsibility by using market and other data that our compensation committee deems relevant.

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

Executive base salary levels are typically reviewed annually by our compensation committee and thereafter during the year if significant changes are made in an executive’s duties or responsibilities. In December 2012, the compensation committee reviewed the annual base salaries for our Named Executive Officers and decided not to make any changes for fiscal 2013. During 2013, the compensation committee increased the base salary of Mr. Hickey to $750,000 in connection with his increased duties and responsibilities upon being appointed our president on February 28, 2013. During 2014, the compensation committee increased Mr. Burnett’s base salary to $475,000 in connection with his appointment as chief financial officer effective September 19, 2014, but did not make any other changes to the base salaries for our other Named Executive Officers (including Mr. Mulhern). The compensation committee has determined not to make any changes to the base salary levels of our Named Executive Officers for 2015.

Cash Bonus

Prior to 2013, we typically paid year-end discretionary cash bonuses to each of our Named Executive Officers based on the Company’s performance during the year and an analysis by our compensation committee of our peer group’s total cash compensation and other market data. The payment of any cash bonus to Named Executive Officers was approved by our compensation committee, whose determination was historically based on the overall success of our company and not as a result of any particular financial, operational or individual performance criteria or target.

2013 Management Incentive Plan. On February 28, 2013, our board of directors adopted the 2013 Management Incentive Plan to replace our historical year-end discretionary cash bonuses for our officers, including our Named Executive Officers. The 2013 Management Incentive Plan created an annual incentive pool for the calendar year beginning January 1, 2013 and ending on December 31, 2013 for our Named Executive Officers (including Mr. Mulhern) and certain other officers based on achievement of certain performance measures and the discretion of the compensation committee. In fiscal 2013, we achieved the threshold goal for three of the five performance measures of the Company and the compensation committee’s determination with respect to the discretionary portion of the incentive pool was based primarily on management’s execution of the Company’s strategic goals during 2013. The compensation committee had the authority to determine the amounts of the individual awards to eligible employees under the 2013 Management Incentive Plan. The compensation committee approved the payment of the following individual cash bonus awards to our Named Executive Officers under the 2013 Management Incentive Plan.

Name	2013 Management Incentive Plan Bonus

Harold L. Hickey	$240,000

William L. Boeing	$160,000

Mark F. Mulhern	$180,000

For additional information concerning the achievement of certain performance measures and the calculation of the incentive pool under the 2013 Management Incentive Plan, see “Compensation Discussion and Analysis—Executive Compensation Components—Cash Bonus—2013 Management Incentive Plan” in our Definitive Proxy Statement filed with the SEC on April 7, 2014.

2014 Management Incentive Plan. In April 2014, the board of directors adopted a new performance-based cash bonus plan with an initial performance period that began on January 1, 2014 and ended on December 31, 2014 (the “Performance Period”). The purpose of the 2014 Management Incentive Plan is to attract and retain the Company’s management team and to encourage them to remain with, and devote their best efforts to, the Company and to reward them for outstanding performance, thereby advancing the interests of the Company and aligning management’s interests with those of the Company’s shareholders.

The compensation committee administers, interprets and makes determinations under, the 2014 Management Incentive Plan. For the Performance Period, the compensation committee determined that the Named Executive Officers and certain other officers were eligible for awards under the 2014 Management Incentive Plan. In addition, the compensation committee established the following performance measures as the basis for the awards under the 2014 Management Incentive Plan for the Performance Period: production, adjusted EBITDA and general and administrative costs. In addition, the compensation committee set the threshold achievement, target achievement and maximum achievement levels for each performance measure that is described in further detail below.

Each award has two components: sixty percent (60%) of an award is based on the achievement of the three performance measures and the remaining forty percent (40%) is determined in the sole discretion of the compensation committee. For the Performance Period, the compensation committee established a payout schedule that varies among the participants and is based on a percentage of the participant’s base salary (the “award amount”). Sixty percent of the award amount was paid based on the Company’s overall performance level, which is the sum of the weighted actual achievement of the performance goals for each performance measure in the Performance Period. Achievement of the performance goals was calculated on the basis of straight-line interpolation between the threshold achievement, target achievement and maximum achievement levels of each performance measure. The remaining forty percent (40%) of the award amount was paid based on the sole discretion of the compensation committee.

The 2014 Management Incentive Plan also includes provisions relating to the effect of a change in control of the Company as defined in the 2014 Management Incentive Plan or a participant’s termination of employment.

For the Performance Period, each Named Executive Officer was entitled to an award based on the following performance measures and performance goals. The target goals below represented the midpoints of the Company’s guidance for 2014. The fiscal 2014 performance targets and actual results for the performance measures of the Company taking into account acquisitions and dispositions during 2014 are set forth below:

Performance Measures	Weight	Threshold	Target	Maximum	Actual Performance

Production (Mcfe) (1)	20%	132,700	140,200	147,600	135,740

Adjusted EBITDA (dollars in millions) (2)	20%	$387.6	$409.9	$430.3	$391.2

General and administrative costs (dollars in millions) (3)	20%	$73.1	$69.6	$66.1	$61.0

Discretion of the compensation committee	40%

(1)	Production represents the net interest volumes of oil, natural gas and natural gas liquids stated on a Mcfe basis.
(2)	Adjusted EBITDA means earnings before interest, taxes, depreciation, depletion, amortization, ceiling test write-downs, unrealized gains or losses on derivative financial instruments and other non-cash income and expense items.
(3)	General and administrative costs represents expenses relating to the payment of employee compensation and benefits (other than equity and equity-based compensation), rent for office space, audit, legal, consulting and other professional fees, 2014 Management Incentive Plan systems and overhead costs, and such other “general and administrative costs,” as determined under our standard accounting procedures and reported in our audited financial statements (reported net of overhead amounts reimbursed to us by working interest owners and joint venture partners, and net of amounts that are capitalized), but not including such expenses associated with the acquisition, exploration, exploitation, development, production or operation of our oil and gas properties.

Once the overall performance level was determined, the maximum award amounts for the Named Executive Officers were determined using the following payout schedule:

	Performance Level Payout Schedule
	Percentage of Base Salary for Below Threshold Level Performance	Percentage of Base Salary for Threshold Level Performance	Percentage of Base Salary for Target Level Performance	Percentage Base Salary for Maximum Level Performance

Harold L. Hickey	0%	45%	90%	180%

William L. Boeing	0%	45%	90%	180%

Richard A. Burnett	0%	40%	80%	160%

During 2014, our Named Executive Officers were instrumental in arranging and carrying out significant transactions to enhance the Company’s liquidity, including an equity offering, a debt offering and refinancing transaction and the sale of certain non-core assets and our interest in Compass. As a result of these transactions, the Company reduced its total debt by approximately $460 million in order to maintain greater financial flexibility to face the challenges associated with the current low commodity price environment and plan for future growth. The compensation committee approved the payment of the following individual cash bonus awards to our Named Executive Officers under the 2014 Management Incentive Plan, which were paid on March 13, 2015. Mr. Mulhern did not receive a cash bonus or any other benefits under the 2014 Management Incentive Plan since he resigned prior to the end of the Performance Period under the 2014 Management Incentive Plan.

Name	2014 Management Incentive Plan Bonus

Harold L. Hickey	$612,225

Richard A. Burnett	$296,891

William L. Boeing	$408,150

Long-Term Incentive Compensation

Incentive Plan. In many cases over the last several years, incentives granted under the Incentive Plan comprise the largest portion of our Named Executive Officers’ total compensation package. As a result, a significant portion of compensation is “at risk” and tied to the performance of the Company. The Incentive Plan was originally adopted and approved by the board of directors of our predecessor entity in September 2005 and ultimately assumed by us. Over the years, with shareholder approval, we have increased the number of shares of common stock authorized for issuance under the Incentive Plan. Currently, the number of shares authorized for issuance under the Incentive Plan is 45,500,000 shares and each share granted that is subject to a full-value award will count as 1.74 shares against the total number of remaining shares we have reserved for issuance under the Incentive Plan. The term of the Incentive Plan will expire on February 28, 2023. The stated purpose of the Incentive Plan is to provide financial incentives to selected employees and to promote our long-term growth and financial success by:

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

Another important objective of our long-term incentive compensation is to strengthen the relationship between the long-term value of the price of our common stock and the potential financial gain for employees. Our compensation committee administers the Incentive Plan and the awards granted under the Incentive Plan. Awards under the Incentive Plan can consist of incentive stock options, non-qualified stock options, restricted stock, RSUs, stock appreciation rights and other awards. Until we began using restricted stock with significant vesting periods in August 2011, we had previously only used stock options under the Incentive Plan as incentives for our employees. In 2014, we implemented the use of performance-based RSUs and continued our philosophy of using restricted stock with significant vesting periods as an incentive for our officers and other selected employees primarily because we believed:

•	restricted stock awards and performance-based RSUs help ensure that a significant portion of selected employees’ total compensation is “at risk”;

•	restricted stock awards and performance-based RSUs are designed to allow selected employees to acquire a direct ownership interest in us over time and therefore be fully aligned with our shareholders;

•	restricted stock awards and performance-based RSUs with vesting conditions tied to the price of our common stock align the interest of our officers with our shareholders;

•	restricted stock awards are designed to be less vulnerable than stock options to volatility in our stock price, which is often impacted by volatile swings in the price of natural gas, and therefore serve as a more meaningful long-term retention vehicle even if our stock price decreased in the short-term; and

•	based on market data provided by our outside compensation consultant, awarding restricted stock and performance-based RSUs would allow the Company to offer similar incentives to those companies with whom we compete for skilled talent since most of the companies in our peer group issue restricted stock or RSUs as part of their executive compensation incentives.

Previous awards and grants of stock options, restricted stock or RSUs, whether vested or unvested, generally do not have a significant impact on the current year’s awards and grants unless otherwise considered by our compensation committee.

Restricted Stock Grants. Restricted stock consists of shares of common stock that may not be sold, transferred, pledged, hypothecated, encumbered or otherwise disposed of, and that may be forfeited in the event of certain terminations of employment or service, prior to the end of a restricted period specified by the compensation committee. Restricted stock awards with significant vesting periods and other conditions help ensure that those individuals remain with the Company and are incentivized over a long-term horizon to maximize shareholder value. Pursuant to the terms of the restricted stock award agreements, the shares of restricted stock granted:

•	on September 2, 2014 to Mr. Burnett in connection with his appointment as Chief Financial Officer vest over a three year period in equal portions beginning on the first anniversary of the grant date, such that 1/3 of the shares vest on the first anniversary of the grant date, 1/3 of the shares vest on the second anniversary of the grant date and 1/3 of the shares vest on the third anniversary of the grant date;

•	on July 1, 2014 to each of our Named Executive Officers (including Mr. Mulhern) vest over a three year period in equal portions beginning on the first anniversary of the grant date, such that 1/3 of the shares vest on the first anniversary of the grant date, 1/3 of the shares vest on the second anniversary of the grant date and 1/3 of the shares vest on the third anniversary of the grant date;

•	on August 13, 2013 in two separate restricted stock awards to certain of our Named Executive Officers (including Mr. Mulhern) and selected other officers were subject to a performance vesting schedule based upon the first trading day immediately following the date that the fair market value of a share of our common stock equals or exceeds $10.00 in one grant and $15.00 in the other grant during any thirty (30) consecutive trading day period (the “Attainment Date”). The shares of restricted stock vest as follows: (i) if the Attainment Date occurs on or before the first anniversary of the grant date, 50% of the shares vest on the first anniversary of the grant date and the remaining 50% vest on the second anniversary of the grant date; (ii) if the Attainment Date occurs after the first anniversary of the grant date but before the second anniversary of the grant date, 50% of the shares vest on the Attainment Date and the remaining 50% vest on the second anniversary of the grant date; (iii) if the Attainment Date occurs after the second anniversary of the grant date but before the fifth anniversary of the grant date, 100% of the shares vest on the Attainment Date, in each case, provided the applicable Named Executive Officer is employed by or providing services to the Company or a subsidiary on such date;

•	on April 1, 2013 to Mr. Mulhern in connection with the commencement of his employment as our executive vice president and chief financial officer were scheduled to vest over a three year period in equal portions beginning on the first anniversary of the grant date, such that 1/3 of the shares vested on the first anniversary of the grant date while the remaining shares were forfeited back to the Company in connection with Mr. Mulhern’s resignation;

•	on December 13, 2012 to certain of our Named Executive Officers and other selected officers and employees, vest over a three year period in equal portions beginning on the first anniversary of the grant date, such that 1/3 of the shares vested on the first anniversary of the grant date, 1/3 of the shares vested on the second anniversary of the grant date and 1/3 of the shares are scheduled to vest on the third anniversary of the grant date; and

•	on November 21, 2011 to certain of our Named Executive Officers and selected officers, vest over a five year period with 60% of these shares having vested on the third anniversary of the grant date, 20% of these shares vesting on the fourth anniversary of the grant date and 20% of these shares vesting on the fifth anniversary of the grant date; and

•	become fully vested, subject to their early termination as provided in the restricted stock award agreements, immediately prior to a change of control of us or upon the death or disability of the holder as defined in the Incentive Plan.

Effective July 1, 2014, the compensation committee granted a total of 781,254 shares of restricted stock to a select group of employees, which included our Named Executive Officers and Mr. Mulhern, based on a target percentage of such employee’s annual base salary approved by the compensation committee at the time of the grant, pro rata for any partial year of service. Effective September 2, 2014, the compensation committee granted an additional 139,063 shares of restricted stock to Mr. Burnett in connection with his appointment as Chief Financial Officer. Under the terms of the Incentive Plan at the time of the grants, each share of restricted stock granted counted as 1.74 shares against the total number of remaining shares we have reserved for issuance under the Incentive Plan, subject to future forfeitures of unvested shares prior to the applicable vesting dates, such that 1,601,352 shares were deemed to have been granted under the Incentive Plan.

The table below summarizes shares of restricted stock issued under the Incentive Plan to each of the Named Executive Officers (including Mr. Mulhern) during 2014, 2013 and 2012:

Named Executive Officer	Restricted Stock Awarded in 2014		Restricted Stock Awarded in 2013		Restricted Stock Awarded in 2012
Harold L. Hickey	104,167		97,600		20,800
Richard A. Burnett	178,126	(1)	85,000	(2)	—
William L. Boeing	104,167		48,800		23,100
Mark F. Mulhern(3)	104,167		173,200		—

(1)	The compensation committee issued, effective September 2, 2014, a total of 139,063 shares of restricted stock to Mr. Burnett in connection with his appointment as our Chief Financial Officer.
(2)	Represents shares of restricted stock granted to Mr. Burnett in connection with his commencement of employment with the Company.
(3)	All shares of restricted stock issued to Mr. Mulhern during 2014 and the unvested portion of the shares of restricted stock issued to Mr. Mulhern in 2013 were forfeited in connection with his resignation, effective September 19, 2014.

Restricted Stock Units. RSUs consist of equity awards that convert into shares of our common stock upon the achievement of either time-based or performance-based vesting conditions. RSUs with significant performance-based vesting conditions help ensure that individuals remain with EXCO and are incentivized over a long-term horizon to maximize shareholder value. The compensation committee granted 104,167 performance-based RSUs to each of Messrs. Hickey, Mulhern and Boeing on July 1, 2014, 39,063 performance-based RSUs to Mr. Burnett on July 1, 2014 and an additional 39,063 performance-based RSUs to Mr. Burnett on September 2, 2014 in connection with his appointment as our Chief Financial Officer. Mr. Mulhern forfeited all of his performance-based RSUs in connection with his resignation from the Company.

The RSU award agreement provides that a participant is eligible to vest in and receive a number of shares of the common stock ranging from 0% to 200% of the target number of RSUs granted based on the attainment of total shareholder return (“TSR”) goals during the period commencing on and including the date of grant and ending on third anniversary of the date of grant (the “Measurement Period”). The RSUs will vest upon the third anniversary of the date of grant, July 1, 2017 (the “Vesting Date”), subject to the achievement of certain performance criteria set forth below, provided that the participant is providing services to the Company or a subsidiary on that date and subject to the restrictions and conditions of the Incentive Plan.

The number of RSUs that vest and convert into shares of our common stock is dependent upon the Company’s TSR achieved during the Measurement Period relative to the TSR achieved during the Measurement Period by the Company’s peer group determined by the compensation committee. Each vested RSU will convert into one share of our common stock. If the percentile rank of the Company’s TSR within the peer group is below 35%, then no RSUs will vest. If the percentile rank of the Company’s TSR equals 35%, then 50% of the target RSUs will vest, and for every increase in the Company’s percentile rank within the peer group over 35%, a proportionate percentage of target RSUs will vest on the Vesting Date (i.e., if the percentile rank of the Company’s TSR is between 35%-49% of the peer group, then 50%-99% of target RSUs will vest; if the percentile rank of the Company’s TSR is between 50%-74% of the peer group, then 100%-199% of target RSUs will vest; and if the percentile rank of the Company’s TSR is 75% of the peer group or above, then 200% of target RSUs will vest) and convert into shares of our common stock (calculated on the basis of straight-line interpolation applied on the change in performance between threshold and target, and between target and maximum levels of percentile rank). In addition, all unvested RSUs become immediately vested and convert into shares of our common stock upon a change in control based on the achievement of the performance criteria determined as of the closing date of the change in control as defined in the Incentive Plan; provided that the participant is employed by or providing services to the Company as of the change in control. Unvested RSUs are forfeited upon the earliest of (i) the Vesting Date and (ii) the participant’s termination of service, provided that if such termination of service is due to death or disability, such participant is treated as continuing to provide services during the Measurement Period.

Stock Option Grants. A stock option becomes valuable only if the price of our common stock increases above the option exercise price and the holder of the option remains employed during the period required for the option to “vest,” thus providing an incentive for an option holder to remain our employee. In addition, stock options link a portion of an employee’s compensation to shareholders’ interests by providing an incentive to increase the market price of our common stock. All options are awarded with an exercise price equal to the closing price of our common stock on the NYSE on the date of the grant. The compensation committee has never granted options with an exercise price that is less than the closing price of our common stock on the grant date, nor has it granted options that have an exercise price based on a date other than the grant date.

Pursuant to the terms of our stock option agreements, the stock options granted:

•	are vested as to 25% of the shares subject to the option on the date of grant and will vest an additional 25% on each of the next three anniversaries of the date of grant;

•	expire on either the tenth or the fifth anniversary of the date of grant, or sooner under some circumstances; and

•	become fully vested and exercisable, subject to their early termination as provided in the option agreements, immediately prior to a change of control of us.

We granted stock option bonuses in August 2013 to selected employees, including Messrs. Hickey, Boeing and Mulhern, based on a target percentage equal to between 55% and 125% of such employee’s annual base salary approved by the compensation committee at the time of the grant, pro rata for any partial year of service, multiplied by such person’s base salary and then divided by a Black-Scholes grant date valuation. Based on this formula, we granted stock options with an exercise price equal to $7.68 per share to the Named Executive Officers in August 2013 as set forth in the table below. All of Mr. Mulhern’s stock options set forth in the table below were forfeited back to the Company following his resignation. We did not grant any stock options to the Named Executive Officers during 2014.

Name	Base Salary	Grant Date Fair Value	2013 Stock Options

Harold L. Hickey	$750,000	$752,905	204,900

Mark F. Mulhern	$750,000	$564,771	153,700

William L. Boeing	$500,000	$376,636	102,500

Historical Long-Term Incentive Grants. The following table shows the number of our employees as of December 31st of each year set forth below, the number of stock options granted to new hires, the number of stock options granted as an annual incentive bonus and the number of shares of restricted stock and performance-based RSUs granted (excluding the effect of the applicable fungible share ratio) during each of the years set forth below.

	2014	2013	2012

Number of Employees	558	755	919

Stock Option Awards to New Hires	141,525	577,000	106,500

Annual Option Bonus Awards	—	2,269,500	—

Restricted Stock Awards(1)	1,339,782	1,292,700	926,900

RSU Awards(1)	820,317	—	—

(1)	The shares of restricted stock issued in 2012, 2013 and 2014 and the number of performance-based RSUs granted in 2014 resulted in a reduction of 1,946,490 shares, 2,285,298 shares and 5,185,924 shares, respectively, available for issuance under the Incentive Plan due to the effect of the applicable fungible share ratios (subject to any forfeitures of unvested shares prior to the applicable vesting dates).

Stock Ownership Guidelines. We do not have formal stock ownership guidelines. However, our executive officers are encouraged to maintain or establish a significant level of direct stock ownership.

Hedging Policies. Pursuant to our insider trading policy, we discourage our directors, officers, employees and consultants (collectively, “insiders”) from engaging in transactions pursuant to which such persons would hedge the economic ownership of our securities. Under the insider trading policy, insiders are prohibited from engaging in short sales of our securities and in transactions in publicly traded options, are subject to limitations on standing orders and are discouraged from placing our securities in a margin account or being pledged as collateral.

Retirement and Other Benefit Plans

401(k) Plan. All of our employees are eligible to participate in the EXCO Resources, Inc. 401(k) Plan. While the amount of the matching contribution under the 401(k) plan is discretionary, in recent years we have matched 100% of employee contributions to the 401(k) plan up to the Internal Revenue Service limit with vesting of Company matching contributions based on years of service with us.

Severance Plan. The Fourth Amended and Restated Severance Plan (the “Severance Plan”) is applicable to all of our employees in the event of a change of control. The Severance Plan provides for the payment of severance equal to 1.25 times an employee’s annual base salary in the event the employee’s employment is terminated or there is an adverse change in the employee’s job or compensation within twelve months following a change of control, as defined in the Severance Plan. For more information about the Severance Plan, see “—Compensation of Executive Officers—Potential Payments Upon Termination or Change-in-Control.”

Other Benefits Plans. We offer a variety of health and benefit programs to all employees, including medical, dental, vision, life insurance and disability insurance. Our Named Executive Officers (including Mr. Mulhern during his employment with us) are generally eligible to participate in these employee benefit plans on the same basis as the rest of our employees. During 2014, we also provided physical exams for our Named Executive Officers.

Retention Agreements

On January 17, 2014, we entered into a separate Bonus and Retention Agreement with each of Messrs. Hickey, Mulhern and Boeing (collectively, the “Bonus and Retention Agreements”) in order to retain and incentivize them to continue providing services to the Company in light of the resignation of the Company’s former chief executive officer and the board of directors’ search process for a replacement chief executive officer. In addition, in connection with Mr. Burnett’s appointment as Chief Financial Officer, we entered into a Retention Agreement with Mr. Burnett, effective as of September 1, 2014 (the “Burnett Retention Agreement” and, collectively with the Bonus and Retention Agreements, the “Retention Agreements”), in order to retain and incentivize Mr. Burnett to continue providing services to the Company. Mr. Mulhern’s Retention Agreement terminated in all respects effective September 19, 2014 in connection with his resignation from the Company.

Retention Bonus. Pursuant to the terms of the Retention Agreements, each of Messrs. Hickey, Mulhern and Boeing received a cash payment on June 30, 2014 equal to fifty percent (50%) of their base salary (the “Retention Bonus”), or $375,000, $375,000 and $250,000, respectively. The Burnett Retention Agreement does not provide for the payment of a Retention Bonus.

Burnett Initial Severance Benefits. If Mr. Burnett’s employment is terminated by the Company without “cause” or he terminates his employment for “good reason” (collectively, a “Qualifying Termination”) during the period (the “Initial Severance Period”) beginning on September 1, 2014 and ending on the day immediately prior to the first day of the Special Severance Period (as defined below), he is entitled to receive, subject to certain exceptions, the following severance benefits (the “Initial Severance Benefits”):

•	A cash payment equal to one (1) times Mr. Burnett’s annual base salary (less applicable income and employment tax withholdings), fifty percent (50%) of which will be paid on the sixtieth (60th) day following Mr. Burnett’s Qualifying Termination and fifty percent (50%) of which will be paid on the one (1) year anniversary of Mr. Burnett’s Qualifying Termination; and

•	COBRA benefits for up to twelve (12) months following Mr. Burnett’s Qualifying Termination.

Special Severance Benefits. The Retention Agreements provide for certain benefits upon a Qualifying Termination of Messrs. Hickey, Boeing and Burnett during the period (the “Special Severance Period”) beginning on the date that a new person (other than a person who was employed by the Company as of the date of the applicable Retention Agreement) is hired as the chief executive officer of the Company (the “Commencement Date”) and ending on the earlier of (A) the effective date of a Change of Control or (B) the date that is two years following the Commencement Date. The severance benefits (the “Special Severance Benefits”) provided during the Special Severance Period include the following:

•	A cash payment equal to two (2) times such executive’s base salary (less applicable income and employment tax withholdings), fifty percent (50%) of which will be paid on the sixtieth (60th) day following such executive’s Qualifying Termination and fifty percent (50%) of which will be paid on the one (1) year anniversary of such executive’s Qualifying Termination;

•	COBRA benefits for up to eighteen (18) months following such executive’s Qualifying Termination;

•	Accelerated vesting of any unvested restricted stock awards with time-based vesting to the date of the Qualifying Termination;

•	Extension of the exercise period for any vested stock options for one (1) year following the date of such executive’s Qualifying Termination (or if earlier, the date the options would have expired if such executive had remained employed by the Company); and

•	With respect to Mr. Burnett only, to the extent any performance-based RSUs granted by the Company to Mr. Burnett on July 1, 2014 (the “July PRSUs”) are still outstanding and have not yet vested by the date of his Qualifying Termination, such July PRSUs shall not be forfeited upon such Qualifying Termination, and Mr. Burnett shall be treated as if is continuing to provide services for purposes of applying the vesting provisions set forth in the award agreement for such July PRSUs through July 1, 2017.

In order to receive any of the Initial Severance Benefits or Special Severance Benefits, as applicable, the executive must sign and return a release of claims, within thirty (30) days of a Qualifying Termination, and any applicable revocation period must have expired. Receipt of the Initial Severance Benefits or Special Severance Benefits, as applicable, is also contingent on such executive’s continued compliance with certain confidentiality, non-disparagement and non-solicitation provisions contained in his Retention Agreement. In the event that a Change of Control occurs prior to an executive’s Qualifying Termination, no Initial Severance Benefits or Special Severance Benefits will be paid under the Retention Agreement, and such executive’s right to severance payments, if any, shall be governed by the terms of the Severance Plan. Further, with respect to the Burnett Retention Agreement, no Special Severance Benefits are payable if his Qualifying Termination occurs during the Initial Severance Period; rather, Mr. Burnett would only be entitled to receive his Initial Severance Benefits.

Compensation Business Risk Review

While a significant portion of our annual cash bonus structure is based on the Company’s achievement of specified operational and financial performance metrics, we have historically compensated our executive officers and other employees under a structure that is focused on overall company performance and is not based on the achievement of specified targets or milestones by any one individual, department or function. We believe this compensation structure protected the Company and its shareholders against excessive risk taking by individuals, departments or functions who may have otherwise been motivated to achieve a particular target or milestone even if the achievement of that objective would not necessarily have contributed to the overall success of the Company. For 2014, our board of directors adopted the 2014 Management Incentive Plan, which provided for annual cash bonuses to our executive officers based on the Company’s achievement of certain performance criteria. In addition, we use restricted stock and RSU awards with significant vesting periods or conditions because we believe those types of awards incentivize our executive officers and other employees to achieve our long-term goal of maximizing shareholder value. Restricted stock or RSU awards with significant vesting periods or conditions help ensure that our executives remain with the Company and are incentivized over a long-term horizon to maximize shareholder value. The other elements of our compensation are comprised of typical benefit plans, such as a 401(k) plan and health, life and disability insurance. Accordingly, our compensation committee believes that our compensation policies and practices do not create unreasonable or inappropriate risks that are reasonably likely to have a material adverse effect on the Company.

Say-on-Pay Vote

In May 2014, we held a shareholder advisory vote to approve the compensation of our Named Executive Officers, commonly referred to as a say-on-pay vote. Our shareholders approved the compensation of our Named Executive Officers, with over 88% of shareholder votes cast in favor of our say-on-pay resolution. The compensation committee was mindful of this supportive say-on-pay vote when making its decisions regarding executive compensation for 2014. The compensation committee intends to take the say-on-pay votes into consideration in setting future compensation for our Named Executive Officers. We are mindful of the support our shareholders expressed for our compensation philosophy and the compensation committee remains committed to a focus on long-term incentive compensation as a strong incentive to reward our employees, including the Named Executive Officers, for achievement of strategic goals, and we will continue to consider shareholder concerns and feedback in the future. We intend to conduct an advisory vote to approve executive compensation on an annual basis until the next advisory vote to determine the frequency of future advisory votes on such compensation.

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the compensation committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code, which provides generally that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals. We believe that compensation paid under our incentive plans is generally fully deductible for federal income tax purposes. However, in the future, the compensation committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for our executive officers.

Nonqualified Deferred Compensation

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. We believe that we are operating in compliance with the final regulations that became effective January 1, 2009.

Accounting for Share-Based Compensation

Our predecessor adopted the provisions of ASC Topic 718 upon its formation in August 2005. Upon the closing of a series of mergers in connection with our initial public offering in February 2006, we adopted ASC Topic 718.

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

COMPENSATION COMMITTEE*
Robert L. Stillwell, Chairman
Jeffrey D. Benjamin
B. James Ford
Samuel A. Mitchell**
Wilbur L. Ross, Jr.
Jeffrey S. Serota

*	Mr. Mulhern resigned from the compensation committee on February 28, 2013.
**	Mr. Mitchell was appointed to the compensation committee on September 10, 2013 and therefore did not participate in setting executive compensation for the fiscal 2012 year.

Compensation of Executive Officers

The total compensation paid to our chief executive officer and president and former chief operating officer, Harold L. Hickey, our chief financial officer, Richard A. Burnett, our former chief financial officer, Mark F. Mulhern, and William L. Boeing, our vice president, general counsel and secretary is set forth in the following Summary Compensation Table. For purposes of this section, references to Named Executive Officers include Mr. Mulhern.

2014, 2013 AND 2012 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Harold L. Hickey(5)	2014	750,000	987,225	1,365,629	—	—	—	23,000	3,125,854
Chief Executive Officer and President and Former Chief Operating Officer	2013	656,250	465,000	621,224	752,905	—	—	23,000	2,518,379
	2012	450,000	362,500	157,456	—	—	—	22,500	992,456

Richard A. Burnett(6)	2014	409,167	296,891	1,449,263	—	—	—	17,500	2,172,821
Vice President, Chief Financial Officer and Chief Accounting Officer

Mark F. Mulhern(7)	2014	534,135	375,000	1,365,629	—	—	—	23,000	2,297,764
Former Executive Vice President and Chief Financial Officer	2013	562,500	380,000	1,159,918	1,198,411	—	—	32,246	3,333,075

William L. Boeing	2014	500,000	658,150	1,365,629	—	—	—	23,000	2,546,779
Vice President, General Counsel and Secretary	2013	500,000	410,000	310,612	376,636	—	—	23,000	1,620,248
	2012	500,000	325,000	174,867	—	—	—	22,500	1,022,367

(1)	Bonus column for 2013 includes the cash amount paid in March 2014 pursuant to the 2013 Management Incentive Plan. Bonus column for 2014 includes a cash retention bonus paid pursuant to the Retention Agreements on June 30, 2014 equal to fifty percent (50%) of base salary for each of Messrs. Hickey, Mulhern and Boeing, or $375,000, $375,000 and $250,000, respectively, and the cash bonus amount paid in March 2015 pursuant to the 2014 Management Incentive Plan.
(2)	This column represents the aggregate grant date fair value of shares of restricted stock issued to each Named Executive Officer in 2014, 2013 and 2012 in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718—Compensation—Stock Compensation (“ASC 718”), with the exception that the amount shown assumes no forfeitures. Assumptions used in the calculation of these amounts are included in “Note 2. Summary of significant accounting policies—Share-based compensation” and “Note 11. Stock options and awards” to our audited financial statements for the fiscal year ended December 31, 2014 included in this Annual Report on Form 10-K.
(3)	This column represents the aggregate grant date fair value of stock options granted to each Named Executive Officer in 2014, 2013 and 2012 in accordance with ASC Topic 718, with the exception that the amount shown assumes no forfeitures. Assumptions used in the calculation of these amounts are included in “Note 2. Summary of significant accounting policies—Share-based compensation” and “Note 11. Stock options and awards” to our audited financial statements for the fiscal year ended December 31, 2014 included in this Annual Report on Form 10-K.
(4)

The amounts shown in this column reflect, for each Named Executive Officer, matching contributions allocated by us to each of the Named Executive Officers pursuant to the EXCO Resources, Inc. 401(k) Plan as follows: Mr. Hickey—$23,000; Mr. Burnett—$17,500; Mr. Mulhern—$23,000; and Mr. Boeing—$23,000 for 2014; Mr. Hickey—$23,000; Mr. Mulhern—$23,000; and Mr. Boeing—$23,000 for 2013; and Mr. Hickey—$22,500; and Mr. Boeing—$22,500 for 2012. We maintained a suite at the Rangers Ballpark in Arlington, Texas during 2012, 2013 and 2014 and a suite at the American Airlines Center in Dallas, Texas during

2012 and 2013 for sporting events and other entertainment purposes. We have not included any amounts related to the suites as a perquisite because tickets to the suites are available to all of our employees on a non-discriminatory basis, with business entertainment purposes having priority as to use. We no longer maintain either of those suites.
(5)	Mr. Hickey became our Chief Executive Officer effective March 30, 2015. Mr. Hickey served as our Chief Operating Officer from October 2005 until March 2015.
(6)	Mr. Burnett became our Chief Financial Officer effective September 19, 2014. In connection with the appointment as Chief Financial Officer, Mr. Burnett received 139,063 shares of restricted stock.
(7)	Mr. Mulhern became our Executive Vice President and Chief Financial Officer on April 1, 2013. In connection with the commencement of his employment, Mr. Mulhern received a sign-on bonus equal to $200,000 and 100,000 shares of restricted stock and a stock option to purchase 200,000 shares. Mr. Mulhern resigned from his positions as Executive Vice President and Chief Financial Officer, effective September 19, 2014. Mr. Mulhern forfeited all of his unvested shares of restricted stock, restricted stock units and stock options and did not receive any severance or other benefits in connection with his resignation from the Company.

See “—Compensation Discussion and Analysis—Executive Compensation Components—Base Salary” for a discussion of the 2015 base salaries of our Named Executive Officers.

2014, 2013 AND 2012 REALIZED COMPENSATION TABLE

The following table supplements the Summary Compensation Table set forth under “—Compensation of Executive Officers” above. This table shows the compensation actually realized in the fiscal years ended December 31, 2014, 2013 and 2012 by our Named Executive Officers. We have included the Realized Compensation Table to better show how our equity compensation drives actual or “realized” compensation. The primary difference between this supplemental table and the Summary Compensation Table is the method used to value equity awards. SEC rules require companies to report the grant date fair value of all equity awards in the Summary Compensation Table for the year for which they were granted. As a result, a significant portion of the total compensation amounts reported in the Summary Compensation Table related to equity grants that have not yet vested and for which the value is consequently uncertain. In contrast, the supplemental table below includes only (i) the value of restricted stock awards that vested during the applicable fiscal year as of the applicable vesting date, (ii) the value of shares of performance-based restricted stock actually vested based on a performance threshold being met for the performance period ending in the applicable fiscal year and (iii) the value of performance-based RSUs actually vested based on a performance threshold being met for the performance period ending in the applicable fiscal year. The supplemental table below also includes only stock options that were exercised during the applicable fiscal year and shows the value of those awards as of the applicable exercise date. It should be noted that there is no assurance that the Named Executive Officers will actually realize the value attributed to the restricted stock and RSU awards even in this supplemental table, since the value of the restricted stock and RSU awards will depend on when the common stock underlying such awards is sold.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Stock Awards Value Realized ($)(2)	Option Value Realized ($)(3)	All Other Compensation ($)(1)	Total Realized Compensation ($)
Harold L. Hickey(4)	2014	750,000	987,225	311,122	—	23,000	2,071,347
Chief Executive Officer and President and Former Chief Operating Officer	2013	656,250	465,000	73,560	—	23,000	1,217,810
	2012	450,000	362,500	38,391	—	22,500	873,391

Richard A. Burnett(5)	2014	409,167	296,891	74,516	—	17,500	798,074
Vice President, Chief Financial Officer and Chief Accounting Officer

Mark F. Mulhern(6)	2014	534,135	375,000	185,670	—	23,000	1,117,805
Former Executive Vice President and Chief Financial Officer	2013	562,500	380,000	—	—	32,246	974,746

William L. Boeing	2014	500,000	658,150	343,760	—	23,000	1,524,910
Vice President, General Counsel and Secretary	2013	500,000	410,000	81,650	—	23,000	1,014,650
	2012	500,000	325,000	42,604	—	22,500	890,104

(1)	The amount shown in this column for each Named Executive Officer, if any, is identical to the amount set forth in the corresponding column in the “Summary Compensation Table” above.
(2)	This column represents the value, as of the applicable vesting date, of the shares of restricted stock that vested during the applicable fiscal year, calculated by multiplying the number of shares of restricted stock vested by the closing price on the vesting date. This column does not include (i) the value of shares of performance-based restricted stock because our performance did not reach threshold levels during the applicable year or (ii) the value of performance-based RSUs because the performance period did not end during the applicable fiscal year.

(3)	This column represents the aggregate value of all stock options that were exercised during the applicable fiscal year. The value of exercised stock options is calculated by multiplying the number of options exercised by the difference between the exercise price and the closing price of our common stock on the exercise date.
(4)	Mr. Hickey became our Chief Executive Officer effective March 30, 2015. Mr. Hickey served as our Chief Operating Officer from October 2005 until March 2015.
(5)	Mr. Burnett became our Chief Financial Officer effective September 19, 2014. In connection with the commencement of his appointment as our Chief Financial Officer, Mr. Burnett received 139,063 shares of restricted stock.
(6)	Mr. Mulhern resigned from his positions as Executive Vice President and Chief Financial Officer, effective September 19, 2014. Mr. Mulhern forfeited all of his unvested shares of restricted stock, restricted stock units and stock options and did not receive any severance or other benefits in connection with his resignation from the Company.

Equity Incentive Awards

The following table sets forth information regarding the plan-based awards under the Incentive Plan granted to each Named Executive Officer (including Mr. Mulhern) during the fiscal year ended December 31, 2014:

2014 FISCAL YEAR GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock		All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)		Options (#)	($ / Share)	Awards ($)(1)
Harold L. Hickey	7/1/2014	—	—	—	—	—	—	104,167	(2)	—	—	602,086
	7/1/2014	—	—	—	—	—	—	104,167	(3)	—	—	763,544
Richard A. Burnett	7/1/2014	—	—	—	—	—	—	39,063	(2)	—	—	225,784
	7/1/2014	—	—	—	—	—	—	39,063	(3)	—	—	286,332
	9/2/2014	—	—	—	—	—	—	139,063	(4)	—	—	650,815
	9/2/2014	—	—	—	—	—	—	39,063	(5)	—	—	286,332
Mark F. Mulhern	7/1/2014	—	—	—	—	—	—	104,167	(2)(6)	—	—	602,085
	7/1/2014	—	—	—	—	—	—	104,167	(3)(6)	—	—	763,544
William L. Boeing	7/1/2014	—	—	—	—	—	—	104,167	(2)	—	—	602,085
	7/1/2014	—	—	—	—	—	—	104,167	(3)	—	—	763,544

(1)	Represents the grant date fair value of the awards computed in accordance with ASC 718, with the exception that the amount shown assumes no forfeitures. Assumptions used in the calculation of these amounts are included in “Note 2. Summary of significant accounting policies—Share-based compensation” and “Note 11. Stock options and awards” to our audited financial statements for the fiscal year ended December 31, 2014 included in this Annual Report on Form 10-K.
(2)	Represents shares of restricted common stock issued to the Named Executive Officer pursuant to a restricted stock award agreement dated July 1, 2014. The shares of restricted stock vest over a three year period in equal portions beginning on the first anniversary of the grant date, such that 1/3 of the shares vest on the first anniversary of the grant date, 1/3 of the shares vest on the second anniversary of the grant date and 1/3 of the shares vest on the third anniversary of the grant date, provided that the holder of the shares of restricted stock remains employed with us on that date. These shares of restricted stock are subject to forfeiture and other restrictions as more fully set forth in the Incentive Plan and the applicable restricted stock award agreement and are subject to accelerated vesting upon a change in control, death or permanent disability.
(3)	Represents performance-based RSUs that will vest between 0% and 200% of the target number of RSUs on July 1, 2017 based on the Company’s achievement of TSR relative to the TSR achieved by a peer group established by the compensation committee. These RSUs were issued pursuant to the Incentive Plan and an RSU award agreement dated as of July 1, 2014 and are subject to forfeiture, accelerated vesting and other restrictions as more fully set forth in the Incentive Plan and the RSU award agreement.
(4)	Represents shares of restricted common stock issued to Mr. Burnett pursuant to a restricted stock award agreement dated September 2, 2014. The shares of restricted stock vest over a three year period in equal portions beginning on the first anniversary of the grant date, such that 1/3 of the shares vest on the first anniversary of the grant date, 1/3 of the shares vest on the second anniversary of the grant date and 1/3 of the shares vest on the third anniversary of the grant date, provided that Mr. Burnett remains employed with us on that date. These shares of restricted stock are subject to forfeiture and other restrictions as more fully set forth in the Incentive Plan and the restricted stock award agreement and are subject to accelerated vesting upon a change in control, death or permanent disability.

(5)	Represents performance-based RSUs that will vest between 0% and 200% of the target number of RSUs on July 1, 2017 based on the Company’s achievement of TSR relative to the TSR achieved by a peer group established by the compensation committee. These RSUs were issued to Mr. Burnett pursuant to the Incentive Plan and an RSU award agreement dated as of September 2, 2014 and are subject to forfeiture, accelerated vesting and other restrictions as more fully set forth in the Incentive Plan the RSU award agreement.
(6)	The RSUs and shares of restricted stock granted to Mr. Mulhern during 2014 were forfeited pursuant to the terms of the restricted stock award agreement and the RSU award agreement in connection with his resignation, which was effective September 19, 2014.

See “—Compensation Discussion and Analysis—Executive Compensation Components—Long-Term Incentive Compensation—Incentive Plan” for a discussion of grants of plan-based awards made to our Named Executive Officers in 2014.

The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers (including Mr. Mulhern) as of December 31, 2014.

2014 FISCAL YEAR OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards(1)						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Harold L. Hickey	10/5/2005	166,700	—	—	7.50	10/4/2015	—		—	—		—
	12/1/2006	30,000	—	—	14.62	11/30/2016	—		—	—		—
	12/4/2007	35,000	—	—	13.72	12/3/2017	—		—	—		—
	12/11/2008	35,000	—	—	7.88	12/10/2018	—		—	—		—
	12/1/2009	35,000	—	—	17.60	11/30/2019	—		—	—		—
	12/7/2010	43,800	—	—	18.50	12/6/2020	—		—	—		—
	11/21/2011	—	—	—	—	—	48,087	(3)	104,349	—		—
	12/13/2012	—	—	—	—	—	6,933	(4)	15,045	—		—
	8/13/2013	102,450	102,450	—	7.68	8/12/2023	—		—	—		—
	8/13/2013	—	—	—	—	—	—		—	97,600	(5)	211,792
	7/1/2014	—	—	—	—	—	104,167	(6)	226,042
	7/1/2014	—	—	—	—	—	—		—	52,084	(7)	113,022
Richard A. Burnett	12/2/2013	62,500	62,500	—	5.17	12/1/2023	—		—	—		—
	12/2/2013	—	—	—	—	—	56,666	(8)	122,965
	7/1/2014	—	—	—	—	—	39,063	(6)	84,767	—		—
	7/1/2014	—	—	—	—	—	—		—	19,532	(7)	42,384
	9/2/2014	—	—	—	—	—	139,063	(9)	301,767	—		—
	9/2/2014	—	—	—	—	—	—		—	19,532	(10)	42,384
William L. Boeing	4/5/2006	500,000	—	—	12.36	4/4/2016	—		—	—		—
	12/1/2006	26,200	—	—	14.62	11/30/2016	—		—	—		—
	12/4/2007	40,000	—	—	13.72	12/3/2017	—		—	—		—
	12/11/2008	40,000	—	—	7.88	12/10/2018	—		—	—		—
	12/1/2009	40,000	—	—	17.60	11/30/2019	—		—	—		—
	12/7/2010	48,700	—	—	18.50	12/6/2020	—		—	—		—
	11/21/2011	—	—	—	—	—	53,096	(3)	115,218	—		—
	12/13/2012	—	—	—	—	—	7,700	(4)	16,709	—		—
	8/13/2013	51,250	51,250	—	7.68	8/12/2023	—		—	—		—
	8/13/2013	—	—	—	—	—				48,800	(5)	105,896
	7/1/2014	—	—	—	—	—	104,167	(6)	226,042	—		—
	7/1/2014	—	—	—	—	—				52,084	(7)	113,022

(1)	Pursuant to the terms of the stock option agreements that we entered into with the Named Executive Officer, these options are vested as to 25% of the shares subject to the option on the date of grant and vest an additional 25% on each of the next three anniversaries of the date of grant provided that the holder of the option remains employed with us on that date. These options become fully vested and exercisable, subject to their early termination as provided in the option agreements, immediately prior to a change of control of us.
(2)	Market value is based on $2.17 per share closing price of our common stock as reported on the NYSE as of December 31, 2014.
(3)	Pursuant to the terms of the restricted stock award agreement that we entered into with the Named Executive Officer on November 21, 2011, the award vests over a five year period with 60% of the shares vesting on the third anniversary of the grant date, 20% of the shares vesting on the fourth anniversary of the grant date and 20% of the shares vesting on the fifth anniversary of the grant date, provided that the holder of the restricted stock award remains employed with us on that date. These shares become fully vested and exercisable, subject to their early termination as provided in the restricted stock award agreement, immediately prior to a change of control of us.
(4)	Pursuant to the terms of the restricted stock award agreement that we entered into with the Named Executive Officer on December 13, 2012, the award vests in equal proportions over three years with one-third vesting on December 13, 2013, one-third vesting on December 13, 2014 and one-third vesting on December 13, 2015, provided that the holder of the restricted stock award remains employed with us on that date. These shares become fully vested and exercisable, subject to their early termination as provided in the restricted stock award agreement, immediately prior to a change of control of us.
(5)	Represents shares of restricted stock issued to the Named Executive Officer in two separate restricted stock award agreements, each of which is dated as of August 13, 2013 and is subject to a performance vesting schedule based upon the Attainment Date. The “Attainment Date” means the first trading day immediately following the date that the fair market value of a share of our common stock equals or exceeds $10.00 for one award and $15.00 for the other award during any thirty (30) consecutive trading day period. The shares of restricted stock vest as follows: (i) if the Attainment Date occurs on or before the first anniversary of the grant date, 50% of the shares vest on the first anniversary of the grant date and the remaining 50% vest on the second anniversary of the grant date; (ii) if the Attainment Date occurs after the first anniversary of the grant date but before the second anniversary of the grant date, 50% of the shares vest on the Attainment Date and the remaining 50% vest on the second anniversary of the grant date; (iii) if the Attainment Date occurs after the second anniversary of the grant date but before the fifth anniversary of the grant date, 100% of the shares vest on the Attainment Date, in each case, provided the Named Executive Officer is employed by or providing services to the Company or a subsidiary on such date. These shares of restricted stock are subject to forfeiture and other restrictions as more fully set forth in the Incentive Plan and the applicable restricted stock award agreement and are subject to accelerated vesting upon a change in control, death or permanent disability.
(6)	Pursuant to the terms of the restricted stock award agreement that we entered into with the Named Executive Officer on July 1, 2014, the shares of restricted stock vest over a three year period in equal portions beginning on the first anniversary of the grant date, such that 1/3 of the shares vest on the first anniversary of the grant date, 1/3 of the shares vest on the second anniversary of the grant date and 1/3 of the shares vest on the third anniversary of the grant date, provided that the holder of the restricted stock remains employed with us on that date. These shares of restricted stock are subject to forfeiture and other restrictions as more fully set forth in the Incentive Plan and the restricted stock award agreement and are subject to accelerated vesting upon a change in control, death or permanent disability.
(7)	Share amounts represent the target level achievement for performance-based RSUs, which equals 50% of the target number of RSUs granted on July 1, 2014 and is the most probable level of payout other than no award. The actual number of shares that will vest is between 0% and 200% of the target number of RSUs on July 1, 2017 based on the Company’s achievement of TSR relative to the TSR achieved by a peer group established by the compensation committee. These RSUs were issued to the Named Executive Officer pursuant to the Incentive Plan and an RSU award agreement dated as of July 1, 2014 and are subject to forfeiture, accelerated vesting and other restrictions as more fully set forth in the Incentive Plan and the RSU award agreement.
(8)	Represents shares of restricted stock issued to Mr. Burnett on December 2, 2013 that vest over a three year period in equal portions beginning on the first anniversary of the grant date, such that 1/3 of the shares vest on the first anniversary of the grant date, 1/3 of the shares vest on the second anniversary of the grant date and 1/3 of the shares vest on the third anniversary of the grant date, provided that Mr. Burnett remains employed with us on that date.
(9)	Represents shares of restricted stock issued to Mr. Burnett pursuant to a restricted stock award agreement dated September 2, 2014. The shares of restricted stock vest over a three year period in equal portions beginning on the first anniversary of the grant date, such that 1/3 of the shares vest on the first anniversary of the grant date, 1/3 of the shares vest on the second anniversary of the grant date and 1/3 of the shares vest on the third anniversary of the grant date, provided that Mr. Burnett remains employed with us on that date. These shares of restricted stock are subject to forfeiture and other restrictions as more fully set forth in the Incentive Plan and the restricted stock award agreement and are subject to accelerated vesting upon a change in control, death or permanent disability.
(10)	Share amounts represent the target level achievement for performance-based RSUs, which equals 50% of the target number of RSUs granted on September 2, 2014 and is the most probable level of payout other than no award. The actual number of shares that will vest is between 0% and 200% of the target number of RSUs on July 1, 2017 based on the Company’s achievement of TSR relative to the TSR achieved by a peer group established by the compensation committee. These RSUs were issued to Mr. Burnett pursuant to the Incentive Plan and an RSU award agreement dated as of September 2, 2014 and are subject to forfeiture, accelerated vesting and other restrictions as more fully set forth in the Incentive Plan and the RSU award agreement.

OPTION EXERCISES AND STOCK VESTED DURING 2014

None of our Named Executive Officers exercised any stock options during 2014. The following table summarizes the vesting of restricted stock awards for each of our Named Executive Officers (including Mr. Mulhern) during the fiscal year ended December 31, 2014.

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Harold L. Hickey Chief Executive Officer and President and Former Chief Operating Officer	—	—	5,166	(1)	22,937	(6)
	—	—	72,131	(2)	272,655	(7)
	—	—	6,933	(3)	15,530	(8)

Richard A. Burnett
Vice President, Chief Financial Officer and Chief Accounting Officer	—	—	28,333	(4)	74,516	(9)
Mark F. Mulhern
Former Executive Vice President and Chief Financial Officer	—	—	33,334	(5)	185,670	(10)
William L. Boeing	—	—	5,733	(1)	25,454	(6)
Vice President, General Counsel and Secretary	—	—	79,645	(2)	301,058	(7)
	—	—	7,700	(3)	17,248	(8)

(1)	Pursuant to the terms of the restricted stock award agreement that we entered into with the Named Executive Officer on August 15, 2011, the award vested in equal proportions over three years with one-third vested on August 15, 2012, one-third vested on August 15, 2013 and one-third vested on August 15, 2014.
(2)	Pursuant to the terms of the restricted stock award agreement that we entered into with the Named Executive Officer on November 21, 2011, the award vests over a five year period with 60% of the shares vesting on the third anniversary of the grant date, 20% of the shares vesting on the fourth anniversary of the grant date and 20% of the shares vesting on the fifth anniversary of the grant date, provided that the holder of the restricted stock award remains employed with us on that date. These shares become fully vested and exercisable, subject to their early termination as provided in the restricted stock award agreements, immediately prior to a change of control of us.
(3)	Pursuant to the terms of the restricted stock award agreement that we entered into with the Named Executive Officer on December 13, 2012, the award vests in equal proportions over three years with one-third vesting on December 13, 2013, one-third vesting on December 13, 2014 and one-third vesting on December 13, 2015, provided that the holder of the restricted stock award remains employed with us on that date.
(4)	Pursuant to the terms of a restricted stock award agreement that we entered into with the Named Executive Officer on December 2, 2013, the award vests in equal proportions over three years with one-third vesting December 2, 2013, one-third vesting December 2, 2014 and one-third vesting December 2, 2015.
(5)	Pursuant to the terms of a restricted stock award agreement that we entered into with Mr. Mulhern on April 1, 2013, the award vests in equal proportions over three years with one-third vesting April 1, 2014, one-third vesting April 1, 2015 and one-third vesting April 1, 2016, provided that the Mr. Mulhern remained employed with us on that date. The unvested portion of this award was forfeited upon Mr. Mulhern’s resignation, which was effective September 19, 2014.
(6)	Market value is based on $4.44 per share closing price of our common stock as reported on the NYSE as of August 15, 2014.
(7)	Market value is based on $3.78 per share closing price of our common stock as reported on the NYSE as of November 21, 2014.
(8)	Market value is based on $2.24 per share closing price of our common stock as reported on the NYSE as of December 12, 2014.
(9)	Market value is based on $2.63 per share closing price of our common stock as reported on the NYSE as of December 2, 2014.
(10)	Market value is based on $5.57 per share closing price of our common stock as reported on the NYSE as of April 1, 2014.

Pension Benefits

We do not provide any pension benefits for our Named Executive Officers.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not provide any nonqualified defined contribution or other deferred compensation plans for our Named Executive Officers.

Potential Payments Upon Termination or Change of Control

Fourth Amended and Restated EXCO Resources, Inc. Severance Plan

We have adopted the Fourth Amended and Restated EXCO Resources, Inc. Severance Plan (the “Severance Plan”), which provides that, among other things, (i) employees are eligible for severance pay equal to 1.25 times their base pay, (ii) there is a 12-month protection period following a change of control for eligible employees, and (iii) eligible employees can terminate for “good reason” due to a material reduction in base pay or a forced relocation. The Severance Plan provides for the payment of severance in the event the employee’s employment was terminated or there was an adverse change in the employee’s job or compensation, as more specifically described in the Severance Plan, within twelve months following a change of control of EXCO. The Severance Plan is administered by our compensation committee, which has the sole discretion to determine whether an employee’s termination of employment is eligible for payment of severance. All of our regular, full-time employees are eligible to participate in and receive benefits under the Severance Plan.

A change of control is defined under the Severance Plan as the occurrence of any of the following: (i) we are merged or consolidated into or with another entity, and as a result less than a majority of the combined voting power of the surviving entity is held by the holders of our voting stock prior to the merger; (ii) we sell or otherwise transfer all or substantially all of our assets to any person or entity if less than a majority of the combined voting power of such person or entity immediately after such sale or transfer is held by the holders of our voting stock prior to such sale or transfer; (iii) any person is or becomes the beneficial owner, directly or indirectly, of more than 50% of our total voting power; (iv) individuals who on the effective date of the Severance Plan constituted our board of directors and their successors or other nominees that are appointed or otherwise approved by the board of directors then still in office, cease for any reason to constitute a majority of the board of directors; or (v) the adoption of a plan relating to the liquidation or dissolution of us. The definition of “change of control”

specifically excludes an event in which any subsidiary of EXCO is spun off by means of a rights offering to EXCO’s shareholders or an underwritten public offering, or any combination thereof, even where less than a majority of the voting equity ownership is retained by EXCO.

Severance payment will be made only if the employee fully executes a release form with the plan administrator, to release and forever discharge us from any and all liability which the employee may have against us as a result of employment with or subsequent termination from us. Severance payment is equal to 1.25 times an employee’s base salary to be paid in cash in a lump sum 60 days following termination of employment, provided that we have timely received an executed release form.

Severance Arrangements with our Former Chief Executive Officer

In connection with his resignation as chairman and chief executive officer effective November 20, 2013, we entered into a Settlement Agreement and Mutual Release and Waiver of Claims (the “Settlement Agreement”) with Douglas H. Miller. Pursuant to the Settlement Agreement, we paid Mr. Miller $4.0 million on November 29, 2013 and $1.0 million on December 31, 2014. In addition, we agreed to provide health care benefits coverage for Mr. Miller and his dependents through May 31, 2015.

Potential Payments

The following table shows potential payments to our Named Executive Officers (including Mr. Mulhern) for various scenarios involving a change of control, death or disability, using, where applicable, the closing price of our common stock of $2.17 as reported on the NYSE as of December 31, 2014 and assuming that the applicable triggering event occurred on December 31, 2014.

Executive Benefits and Payments Upon Termination	Termination for Cause or Misconduct Within 12 Months After a Change of Control	Termination Not for Cause or Misconduct or by the Executive for Good Reason Within 12 Months After a Change of Control		Change of Control (No Termination)	Death	Disability
Harold L. Hickey(1)
Severance	$—	$937,500	(2)	$—	$—	$—
Long-term Equity Incentives
—Unvested Stock Options(3)	—	—		—	—	—
—Unvested Restricted Stock Awards(4)	557,228	557,228		557,228	557,228	557,228
—Unvested RSUs(5)	226,042	226,042		226,042	226,042	226,042

Total	$783,270	$1,720,770		$783,270	$783,270	$783,270

Richard A. Burnett(6)
Severance	$—	$593,750	(2)	$—	$—	$—
Long-term Equity Incentives
—Unvested Stock Options(3)	—	—		—	—	—
—Unvested Restricted Stock Awards(4)	509,501	509,501		509,501	509,501	509,501
—Unvested RSUs(5)	169,533	169,533		169,533	169,533	169,533

Total	$679,034	$1,272,784		$679,034	$679,034	$679,034

Mark F. Mulhern(7)
Severance	$—	$—		$—	$—	$—
Long-term Equity Incentives
—Unvested Stock Options(3)	—	—		—	—	—
—Unvested Restricted Stock Awards(4)	—	—		—	—	—
—Unvested RSUs(5)	—	—		—	—	—

Total	$—	$—		$—	$—	$—

William L. Boeing(1)
Severance	$—	$625,000	(2)	$—	$—	$—
Long-term Equity Incentives
—Unvested Stock Options(3)	—	—		—	—	—
—Unvested Restricted Stock Awards(4)	463,866	463,866		463,866	463,866	463,866
—Unvested RSUs(5)	226,042	226,042		226,042	226,042	226,042

Total	$689,908	$1,314,908		$689,908	$689,908	$689,908

(1)	As of December 31, 2014, we had not hired a new chief executive officer of the Company and no Special Severance Benefits were payable pursuant to the Retention Agreements.
(2)	Represents a payment equal to 1.25 times officer’s annual base salary pursuant to our Severance Plan. The applicable Named Executive Officer shall not be eligible to receive a severance payment if either (a) he receives a comparable offer of employment from any other operation of EXCO or any of its affiliate organizations, regardless of whether he accepts such offer or (b) he receives and accepts a transfer of employment to any other operation of EXCO or any of its affiliate organizations.
(3)	Excludes stock options that are currently exercisable. The exercise price of all unvested stock option awards exceeded the $2.17 closing price of our common stock as reported on the NYSE on December 31, 2014. Pursuant to the terms of each stock option award, all options become fully vested automatically upon a change of control or upon the death or the total and permanent disability of the officer.
(4)	Pursuant to the terms of each restricted stock award agreement, all shares of restricted stock become fully vested automatically upon a change of control or upon the death or the total and permanent disability of the officer.
(5)	Pursuant to the terms of each RSU award agreement, upon a change of control or upon the death or the total and permanent disability of the officer, unvested RSUs become fully vested based on the achievement of the performance criteria as of the date of such triggering event. For purposes of this table, we assumed that 100% of target RSUs will vest as further described under “—Compensation Discussion and Analysis—Executive Compensation Components—Long-Term Incentive Compensation—Restricted Stock Units.”
(6)	Pursuant to the Burnett Retention Agreement, if Mr. Burnett’s employment is terminated without cause or by Mr. Burnett for good reason during the period beginning on September 1, 2014 and ending on the later of March 1, 2015 or the date on which we hire a new chief executive officer, Mr. Burnett is also entitled to (a) a cash payment equal to his annual base salary, or $475,000, and (b) COBRA benefits for up to 12 months following such termination.
(7)	Mr. Mulhern resigned effective as of September 19, 2014 and was not entitled to any payments in connection with such resignation.

Director Compensation

The following table provides compensation information for the year ended December 31, 2014 for each non-employee member of our board of directors:

2014 FISCAL YEAR DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jeffrey D. Benjamin (3)	400,000	14,150	—	—	—	—	414,150

Earl E. Ellis (4)	15,714	—	—	—	—	—	15,714

B. James Ford	55,000	14,150	—	—	—	—	69,150

Samuel A. Mitchell	55,000	14,150	—	—	—	—	69,150

T. Boone Pickens (5)	40,000	14,150	—	—	—	—	54,150

Wilbur L. Ross, Jr.	50,000	14,150	—	—	—	—	64,150

Jeffrey S. Serota	55,000	14,150	—	—	—	—	69,150

Robert L. Stillwell	60,000	14,150	—	—	—	—	74,150

(1)	Includes the amount of cash fees forgone at the election of Messrs. Benjamin and Ellis and either paid during 2014 or deferred until a later date in shares of our common stock pursuant to the Director Plan (as defined below). See “—Director Plan.”
(2)

This column provides the aggregate grant date fair value of shares of restricted stock issued to each non-employee director in 2014 in accordance with ASC 718, with the exception that the amount shown assumes no forfeitures. Assumptions used in the calculation of these amounts are included in “Note 2. Summary of significant accounting policies—Share-based compensation” and “Note 11. Stock options and awards” to our audited financial statements for the fiscal year ended December 31, 2014 included in this Annual Report on Form 10-K. Pursuant to the policies of Oaktree, Mr. Ford must hold these shares of restricted stock on behalf of and for the sole benefit of Oaktree and has assigned all economic, pecuniary and voting rights to Oaktree.
(3)	Mr. Benjamin serves as non-executive chairman of the board of directors and received a fee in the amount of $25,000 per month during 2014 for such service.
(4)	Represents fees earned for service on our board of directors from January 1, 2014 to May 22, 2014. Mr. Ellis did not stand for re-election at the 2014 Annual Meeting.
(5)	Mr. Pickens resigned from our board of directors effective March 2, 2015.

Cash Compensation. Our non-employee directors were paid an annual retainer of $40,000 in 2014. Our non-executive chairman was paid an additional fee of $25,000 per month for his service. The chairs of our compensation committee and nominating and corporate governance committee were each paid an additional $10,000 in 2014 and the chair of the audit committee was paid an additional $50,000 in 2014. Each non-chair member of our compensation committee, nominating and corporate governance committee and audit committee was paid an additional $5,000 in 2014. We pay no additional remuneration to our employees serving as directors. All directors, including our employee directors (if any), are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the board of directors and committee meetings. The board of directors has not made any changes to director compensation for fiscal 2015.

Restricted Stock Grant. On October 30, 2014, each of our non-employee directors received an automatic annual grant of 5,000 shares of restricted stock pursuant to the Amended and Restated 2007 Director Plan (the “Director Plan”) and the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan (the “Incentive Plan”). Pursuant to the Director Plan, the automatic annual grants of shares of restricted stock are made on the second trading day after the press release containing the Company’s third quarter earnings is issued. Such shares of restricted stock will vest on the first anniversary of the date of grant or automatically upon a change in control as defined in the Incentive Plan. However, no shares granted under the Director Plan will vest, and the shares that would otherwise have vested will be forfeited, in any fiscal year in which a director attends less than 75% of the board of directors meetings held for that fiscal year. In the event a director ceases to serve as a director for any reason, such director’s unvested shares of restricted stock will be forfeited.

Director Plan. The Director Plan permits non-employee directors who receive fees for their service on the board of directors and its committees to make an annual election to receive their fees (i) entirely in cash, (ii) 50% in cash and 50% in our common stock, or (iii) entirely in our common stock. Messrs. Ford, Mitchell, Pickens, Ross, Serota and Stillwell elected to receive cash for their service during 2014. For his service during 2014, Mr. Benjamin elected to receive his fees 50% in cash and 50% in our common stock. Mr. Ellis elected to receive his fees for service from January 1, 2014 through May 22, 2014 entirely in our common stock. All director fees are paid on a quarterly basis. Payments in the form of our common stock are issued as of the payment date, which is the first business day following the end of the fiscal quarter, at the closing price of our common stock on the NYSE on that date.

The Director Plan also permits a non-employee director to defer the payment of his or her director fees (employee directors do not receive fees in their capacity as directors). A director may defer the payment of director fees, whether payable in the form of cash or our common stock, to (i) a specified date, (ii) his or her termination of service, (iii) the occurrence of a change of control, or (iv) the earlier of two or more of those events. This deferral satisfies the requirements of Section 409A of the Code. Mr. Benjamin elected to defer the payment of his 2014 director fees that are paid in our common stock under the Director Plan.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2014, the compensation committee was comprised of Messrs. Stillwell (chair), Benjamin, Ford, Mitchell, Ross and Serota.

During the fiscal year ended December 31, 2014, no member of our compensation committee was or had been an officer or employee of us or any of our subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K. None of our executive officers served as a director or member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our compensation committee or as one of our directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2014 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,150,518	$12.58	18,517,815
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

Total	10,150,518	$12.58	18,517,815

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth as of March 31, 2015 (unless otherwise specified) the number and percentage of shares of our common stock beneficially owned by (i) each person known by us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each of our directors, each of our director nominees and each of our Named Executive Officers (including Mr. Mulhern) and (iii) all of our directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Beneficial ownership information is based on the most recent Forms 3, 4 and 5 and Schedules 13D and 13G filings with the SEC and reports made directly to us. In computing the number of shares of common stock beneficially owned by a person and the beneficial ownership percentage of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2015 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership of our common stock is based upon 273,702,116 shares of common stock outstanding as of March 31, 2015. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o EXCO Resources, Inc., 12377 Merit Drive, Suite 1700, Dallas, Texas 75251.

Principal Shareholders

	Common Stock Beneficial Ownership
Beneficial owner	Shares	% of Class
Holders of more than 5%

WL Ross & Co. LLC(1) 1166 Avenue of the Americas New York, New York 10036	51,104,050	18.67%
Oaktree Capital Group Holdings GP, LLC(2) 333 S. Grand Avenue, 28th Floor Los Angeles, CA 90071	45,254,932	16.53%
Fairfax Financial Holdings Limited(3) 95 Wellington Street West Suite 800 Toronto, Ontario A6 M5K 1B1	17,538,912	6.41%

(1)	Based solely on the information contained in the Schedule 13D/A filed with the SEC on January 17, 2014.
(2)	Based solely on the information contained in the Schedule 13D/A filed with the SEC on January 15, 2014 and includes options to purchase an aggregate of 81,250 shares of our common stock held by Mr. Ford for the benefit of Oaktree as described below in note 7 to the beneficial ownership table for “Executive Officers, Directors and Director Nominees”.
(3)	Based solely on the information contained in the Schedule 13G/A filed with the SEC on February 13, 2015.

Executive Officers, Directors and Director Nominees

Beneficial owner	Shares(1)		Options exercisable within 60 days	Percentage of shares outstanding

Named Executive Officers

Harold L. Hickey	1,089,015	(2)	447,950		*

Richard A. Burnett	331,126	(3)	62,500		*

William L. Boeing	1,088,324	(4)	746,150		*

Mark F. Mulhern	70,659	(5)	—		*

Directors and Director Nominees

Jeffrey D. Benjamin	464,553	(6)	81,250		*

B. James Ford	86,250	(7)	81,250		*

Samuel A. Mitchell	72,500	(8)	2,500		*

Wilbur L. Ross, Jr.	11,250	(9)	6,250		*

Jeffrey S. Serota	86,250	(10)	81,250		*

Robert L. Stillwell	178,354	(11)	81,250		*

All executive officers and directors as a group (10 persons)	3,478,281		1,590,350	1.27%

(1)	Includes the options exercisable within 60 days of March 31, 2015 shown in the options column.
(2)

Includes (a) 20,815 shares of our common stock held in a 401(k) account, (b) 120,218 shares of restricted stock issued on November 21, 2011 that vest over five years with 60% vesting on November 21, 2014, 20% vesting on November 21, 2015 and 20% vesting on November 21, 2016, (c) 20,800 shares of restricted stock issued on December 13, 2012 that vest in equal proportions over three years with one-third vesting on December 13, 2013, one-third vesting on December 13, 2014 and one-third vesting on December 13, 2015, (d) 97,600 shares of restricted stock issued on August 13, 2013 with performance-based vesting conditions described under “—Compensation Discussion and Analysis—Executive Compensation Components—Long-Term Incentive Compensation—Restricted Stock Grants”, (e) 104,167 shares of restricted stock issued on July 1, 2014 that vest in equal proportions over three years with one-third vesting on July 1, 2015, one-third vesting on July 1, 2016 and one-third vesting on July 1, 2017, and (f) the vested portion of (i) an option to purchase 166,700 shares of our common stock granted on October 5, 2005, all of which have vested, (ii) an option to purchase 30,000 shares of our common stock granted on December 1, 2006, all of which have vested, (iii) an option to purchase 35,000 shares of our common stock granted on December 4, 2007, all of which have vested, (iv) an option to purchase 35,000 shares of our common stock granted on December 11, 2008, all of which have vested, (v) an option to purchase 35,000 shares of our common stock granted on December 1, 2009, all of which have vested, (vi) an option to purchase 43,800 shares of our common stock granted on December 7, 2010, all of which have vested, and (vii) an option to purchase 204,900 shares of our common stock granted on August 13, 2013, of which 102,450 have vested. Excludes 104,167 performance-based RSUs issued on July 1, 2014.
(3)	Includes (a) 85,000 shares of restricted stock issued on December 2, 2013 that vest in equal proportions over three years with one-third vesting on December 2, 2013, one-third vesting on December 2, 2014 and one-third vesting on December 2, 2015, (b) 39,063 shares of restricted stock issued on July 1, 2014 that vest in equal proportions over three years with one-third vesting on July 1, 2015, one-third vesting on July 1, 2016 and one-third vesting on July 1, 2017, (c) 139,063 shares of restricted stock issued on September 2, 2014 that vest in equal proportions over three years with one-third vesting on September 2, 2015, one-third vesting on September 2, 2016 and one-third vesting on September 2, 2017 and (d) the vested portion of an option to purchase 125,000 shares of our common stock granted on December 2, 2013, of which 62,500 have vested. Excludes 39,063 performance-based RSUs issued on July 1, 2014 and 39,063 performance-based RSUs issued on September 2, 2014.
(4)	Includes (a) 132,741 shares of restricted stock issued on November 21, 2011 that vest over five years with 60% vesting on November 21, 2014, 20% vesting on November 21, 2015 and 20% vesting on November 21, 2016, (b) 23,100 shares of restricted stock issued on December 13, 2012 that vest in equal proportions over three years with one-third vesting on December 13, 2013, one-third vesting on December 13, 2014 and one-third vesting on December 13, 2015, (c) 48,800 shares of restricted stock issued on August 13, 2013 with performance-based vesting conditions described under “—Compensation Discussion and Analysis—Executive Compensation Components—Long-Term Incentive Compensation—Restricted Stock Grants”, (d) 104,167 shares of restricted stock issued on July 1, 2014 that vest in equal proportions over three years with one-third vesting on July 1, 2015, one-third vesting on July 1, 2016 and one-third vesting on July 1, 2017, and (e) the vested portion of (i) an option to purchase 500,000 shares of our common stock on April 5, 2006, all of which have vested, (ii) an option to purchase 26,200 shares of our common stock on December 1, 2006, all of which have vested, (iii) an option to purchase 40,000 shares of our common stock on December 4, 2007, all of which have vested, (iv) an option to purchase 40,000 shares of our common stock granted on December 11, 2008, all of which have vested, (v) an option to purchase 40,000 shares of our common stock granted on December 1, 2009, all of which have vested, (vi) an option to purchase 48,700 shares of our common stock granted on December 7, 2010, all of which have vested, and (vii) an option to purchase 102,500 shares of our common stock granted on August 13, 2013, of which 51,250 have vested. Excludes 104,167 performance-based RSUs issued on July 1, 2014.
(5)	In connection with Mr. Mulhern’s resignation in September 2014, he forfeited (a) all unvested shares of restricted stock, (b) all options to purchase shares of our common stock granted for his service on our board of directors and (c) all options to purchase shares of our common stock granted as executive compensation. Accordingly, this figure is based on Mr. Mulhern’s ownership on the date of his resignation and includes 33,334 shares of restricted stock that vested on April 1, 2014. Also includes 9,220 shares of our common stock issued to Mr. Mulhern under the Director Plan in lieu of cash compensation for his service on our board of directors and committees.
(6)	Includes the right to acquire 116,300 shares of our common stock granted pursuant to the Director Plan as deferred compensation in lieu of cash for service on our board of directors and committees. These shares will vest immediately and are to be settled in our common stock upon the earlier to occur of (a) as soon as administratively feasible after the date on which Mr. Benjamin incurs a “Termination of Service” under the Director Plan and (b) a “Change in Control” under the Director Plan. See “—Director Compensation” for a discussion of the Director Plan. Also includes (x) 5,000 shares of restricted stock granted on October 30, 2014 that vest in full on October 30, 2015, subject to certain conditions set forth in the Director Plan, and (y) the vested portion of (i) an option to purchase 50,000 shares of our common stock granted on October 5, 2005, all of which have vested, (ii) an option to purchase 15,000 shares of our common stock granted on December 1, 2009, all of which have vested, (iii) an option to purchase 5,000 shares of our common stock granted on November 5, 2010, all of which have vested, (iv) an option to purchase 5,000 shares of our common stock granted on November 4, 2011, all of which have vested, (v) an option to purchase 5,000 shares of our common stock granted on November 1, 2012, of which 3,750 have vested and (vi) an option to purchase 5,000 shares of our common stock granted on November 1, 2013, of which 2,500 have vested. The shares of restricted stock and options described in the preceding sentence were granted in connection with Mr. Benjamin’s appointment to and service on our board of directors.

(7)	Consists of (a) 5,000 shares of restricted stock granted on October 30, 2014 that vest in full on October 30, 2015, subject to certain conditions set forth in the Director Plan, and (b) the vested portion of (i) an option to purchase 50,000 shares of our common stock granted to Mr. Ford, a Managing Director of Oaktree, upon becoming one of our directors in December 2007, all of which have vested, (ii) an option to purchase 15,000 shares of our common stock granted on December 1, 2009, all of which have vested, (iii) an option to purchase 5,000 shares of our common stock granted on November 5, 2010, all of which have vested (iv) an option to purchase 5,000 shares of our common stock granted on November 4, 2011, all of which have vested, (v) an option to purchase 5,000 shares of our common stock granted on November 1, 2012, of which 3,750 have vested and (vi) an option to purchase 5,000 shares of our common stock issued to Mr. Ford on November 1, 2013, of which 2,500 have vested. The shares of restricted stock and options described in the preceding sentence were granted in connection with Mr. Ford’s appointment to and service on our board of directors, and are held directly by Mr. Ford for the benefit of Oaktree. Pursuant to the policies of Oaktree, Mr. Ford must hold these stock options and shares of restricted stock on behalf of and for the sole benefit of Oaktree and has assigned all economic, pecuniary and voting rights to Oaktree. Mr. Ford disclaims beneficial ownership of these securities, except to the extent of any indirect pecuniary interest therein. Amounts reported for Mr. Ford do not include the shares of our common stock referred to in note 2 to the beneficial ownership table for “Holders of more than 5%” above, with respect to which Mr. Ford disclaims beneficial ownership, except to the extent of any indirect pecuniary interest therein.
(8)	Consists of (a) 5,000 shares of restricted stock granted on October 30, 2014 that vest in full on October 30, 2015, subject to certain conditions set forth in the Director Plan, and (b) the vested portion of an option to purchase 5,000 shares our common stock granted on November 1, 2013, of which 2,500 have vested. The shares of restricted stock and options described in the preceding sentence were granted in connection with Mr. Mitchell’s service on our board of directors. Mr. Mitchell serves as a managing director and a member of the investment committee of Hamblin Watsa, which manages the investment portfolios of Fairfax Financial. Amounts reported do not include the shares of our common stock held by Fairfax Financial. Mr. Mitchell expressly disclaims beneficial ownership of our shares of common stock that are held by Fairfax Financial.
(9)	Consists of (a) 5,000 shares of restricted stock granted on October 30, 2014 that vest in full on October 30, 2015, subject to certain conditions set forth in the Director Plan, and (b) the vested portion of (i) an option to purchase 5,000 shares of our common stock granted on November 1, 2012, of which 3,750 have vested and (ii) an option to purchase 5,000 shares of our common stock granted on November 1, 2013, of which 2,500 have vested. The shares of restricted stock and options described in the preceding sentence were granted in connection with Mr. Ross’ service on our board of directors. Amounts reported for Mr. Ross do not include the shares of our common stock referred to in note 1 to the beneficial ownership table for “Holders of more than 5%” above, with respect to which Mr. Ross disclaims beneficial ownership, except to the extent of any indirect pecuniary interest therein.
(10)	Includes (a) 5,000 shares of restricted stock granted on October 30, 2014 that vest in full on October 30, 2015, subject to certain conditions set forth in the Director Plan, and (b) the vested portion of (i) an option to purchase 50,000 shares of our common stock granted on March 30, 2007, all of which have vested, (ii) an option to purchase 15,000 shares of our common stock granted on December 1, 2009, all of which have vested, (iii) an option to purchase 5,000 shares of our common stock granted on November 5, 2010, all of which have vested, (iv) an option to purchase 5,000 shares of our common stock granted on November 4, 2011, all of which have vested, (v) an option to purchase 5,000 shares of our common stock granted on November 1, 2012, of which 3,750 have vested and (vi) an option to purchase 5,000 shares of our common stock granted on November 1, 2013, of which 2,500 have vested. The shares of restricted stock and options described in the preceding sentence were granted in connection with Mr. Serota’s appointment to and service on our board of directors. Pursuant to an arrangement between Ares and Mr. Serota, Mr. Serota has assigned all economic, pecuniary and voting rights with respect to the stock options that vested on or before December 31, 2013 to Ares while the unvested portion of such stock options as well as shares of restricted stock granted after December 31, 2013, were not assigned to Ares and are owned solely by Mr. Serota. Mr. Serota expressly disclaims beneficial ownership of the stock options he holds for the benefit of Ares.
(11)

Includes the right to acquire 5,404 shares of our common stock granted pursuant to the Director Plan as deferred compensation in lieu of cash for Mr. Stillwell’s service on our board of directors and committees. These shares vested immediately and are to be settled in our common stock upon the earlier to occur of (a) as soon as administratively feasible after the date on which Mr. Stillwell incurs a “Termination of Service” under the Director Plan and (b) a “Change in Control” under the Director Plan. See “—Director Compensation” for a discussion of the Director Plan. Also includes (x) 10,000 shares held by Mr. Stillwell’s spouse, (y) 5,000 shares of restricted stock granted on October 30, 2014 that vest in full on October 30, 2015, subject to certain conditions set forth in the Director Plan, and (z) the vested portion of (i) an option to purchase 50,000 shares of our common stock granted on October 5, 2005, all of which have vested, (ii) an option to purchase 15,000 shares of our common stock granted on December 1, 2009, all of which have vested, (iii) an option to purchase 5,000 shares of our common stock granted on November 5, 2010, all of which have vested, (iv) an option to purchase 5,000 shares of our common stock granted on November 4, 2011, all of which have vested, (v) an option to purchase 5,000 shares of our common stock granted on November 1, 2012, of which 3,750 have vested and (vi) an option to purchase 5,000 shares of our common stock granted on November 1, 2013, of which 2,500 have vested. The shares of restricted stock and options described in clauses (y) and (z) were granted in connection with Stillwell’s appointment to and service on our board of directors.
*	Less than 1%.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Relationship with Kyle Hickey

Kyle Hickey, the son of Harold L. Hickey, our chief executive officer and president, is one of our employees. From January 1, 2014 through March 31, 2015, compensation paid to Mr. Kyle Hickey (including the value of equity awards) totaled approximately $186,000.

Investment Agreements

We entered into two investment agreements (individually, the “Investment Agreement,” or, collectively, the “Investment Agreements”) in connection with the Rights Offering, each dated as of December 17, 2013, one with certain affiliates of WL Ross and one with Hamblin Watsa (together with WL Ross, the “Investors”) pursuant to which, subject to the terms and conditions thereof, each of them severally agreed to subscribe for and purchase, in a private placement, its respective pro rata portion of shares under the basic subscription right and all shares of common stock that rights holders do not elect to purchase in the Rights Offering pursuant to the basic subscription right (the “Unsubscribed Shares”) under the over-subscription privilege, subject to availability and the pro rata allocation among rights holders who elected to exercise their over-subscription privilege; provided, that each of the Investors was not obligated to purchase an aggregate number of shares that would exceed the lesser of (i) 100% of the Unsubscribed Shares, or (ii) an amount of Unsubscribed Shares, which when taken together with the number of shares issued pursuant to the Investor’s basic subscription right, equaled 50% of the total shares offered in the rights offering. For additional information concerning the Investment Agreements, please see the description in our Current Report on Form 8-K filed with the SEC on December 17, 2013, which description is incorporated by reference herein.

Rights Offering

On January 17, 2014, we issued 54,574,734 shares of our common stock pursuant to the Rights Offering and the transactions contemplated by the Investment Agreements for an aggregate subscription price of approximately $273 million. We issued 19,599,973 and 6,726,712 shares of common stock to WLR IV Exco AIV One, L.P., WLR IV Exco AIV Two, L.P., WLR IV Exco AIV Three, L.P., WLR IV Exco AIV Four, L.P., WLR IV Exco AIV Five, L.P., WLR IV Exco AIV Six, L.P., WLR Select Co-Investment XCO AIV, L.P., WLR/GS Master Co-Investment XCO AIV, L.P. and WLR IV Parallel ESC, L.P. (collectively, the “WL Ross Purchasers”) and Advent Syndicate 780, Clearwater Insurance Company, Northbridge General Insurance Company, Odyssey Reinsurance Company, Clearwater Select Insurance Company, Riverstone Insurance Limited, Zenith Insurance Company and Fairfax Master Trust Fund (collectively, the “Hamblin Watsa Purchasers” and, together with the WL Ross Purchasers, the “Purchasers”), respectively, pursuant to the transactions contemplated by the Investment Agreements for aggregate subscription amounts of approximately $98.0 million and $33.6 million, respectively.

On January 17, 2014, in accordance with the terms of the Investment Agreements, we executed a Joinder Agreement to Registration Rights Agreement (the “WL Ross Joinder Agreement”) with the WL Ross Purchasers and a Joinder Agreement to Registration Rights Agreement with the Hamblin Watsa Purchasers, each dated as of January 17, 2014. The Joinder Agreements relate to the Company’s First Amended and Restated Registration Rights Agreement, dated December 30, 2005, by and among EXCO Holdings Inc. (our predecessor by merger) and the Initial Holders (as defined therein) (the “Registration Rights Agreement”). Pursuant to the Joinder Agreements, the Purchasers became “Holders” under the Registration Rights Agreement and shares owned by the Purchasers, including shares of common stock acquired under the Investment Agreements, became subject to the Registration Rights Agreement. The Registration Rights Agreement provides for, among other things, certain registration rights for shares of common stock that the Purchasers acquired pursuant to the Investment Agreements.

Audit Committee Review

In accordance with our audit committee charter, our audit committee is responsible for reviewing and approving the terms and conditions of all related party transactions that are required to be disclosed under Item 404 of Regulation S-K. Our Audit Committee Charter requires all transactions with related persons to be pre-approved by the audit committee. Our audit committee or the disinterested members of our board of directors pre-approved the foregoing related party transactions that occurred during 2014.

Director Independence

The standards relied upon by the board of directors in affirmatively determining whether a director is “independent” in compliance with the rules of the NYSE are comprised, in part, of those objective standards set forth in NYSE rules. In addition, no director will qualify as “independent” unless the Board affirmatively determines that the director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with us). The following commercial or charitable relationships, although not exclusive, will not be considered to be material relationships that would impair a director’s independence: (a) the director is an executive officer or owns beneficially or of record more than a ten percent equity interest of another company that does business with us or our subsidiaries and the annual sales to, or purchases from, us or our subsidiaries are less than five percent of the annual revenues of the company for which he or she serves as an executive officer; (b) the director is an executive officer or owns beneficially or of record more than a ten percent equity interest of another company which is indebted to us or our subsidiaries, or to which we or our subsidiaries are indebted, and the total amount of either company’s indebtedness to the other is less than five percent of the total consolidated assets of the company for which he or she serves as an executive officer; and (c) the director serves as an officer, director or trustee of a charitable organization, and our discretionary charitable contributions to the organization are less than five percent of that organization’s total annual charitable receipts. Any automatic matching by us of employee charitable contributions will not be included in the amount of our contributions for this purpose.

The board of directors, in applying the above-referenced standards, has affirmatively determined that our current “independent” directors are Jeffrey D. Benjamin, B. James Ford, Samuel A. Mitchell, Wilbur L. Ross, Jr., Jeffrey S. Serota and Robert L. Stillwell. As part of the board of directors’ process in making such determination, each such director provided written assurances that (a) all of the above-cited objective criteria for independence are satisfied and (b) he has no other “material relationship” with us that could interfere with his ability to exercise independent judgment.

In determining that the directors above are “independent,” the board of directors considered the transactions, relationships and arrangements described in our prior proxy statements and under this “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Item 14.	Principal Accountant Fees and Services

Fees

Aggregate fees for professional services provided to us by our principal accountant, KPMG LLP, for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
	(in thousands)

Audit Fees(a)	$1,722	$2,065
Audit-Related Fees(b)	111	22
Tax Fees(c)	237	108
All Other Fees(d)	—	200

Total	$2,070	$2,395

(a)	Fees for audit services include fees associated with the annual audit, the reviews of EXCO’s quarterly reports on Form 10-Q and Sarbanes-Oxley compliance test work.

(b)	Audit-related fees principally include costs incurred related to accounting consultations related to generally accepted accounting principles and the application of generally accepted accounting principles to proposed transactions.
(c)	Tax fees include tax compliance and tax planning.
(d)	All other fees principally include costs incurred related to audits under Section 3-05 of Regulation S-X associated with the acquisition of oil and natural gas properties in the Haynesville and Eagle Ford shales in July 2013 and the formation of Compass in 2013.

In considering the nature of the services provided by KPMG LLP, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with KPMG LLP and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

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

The audit committee pre-approved all of the aggregate audit fees, audit-related fees, tax fees and other fees set forth in the table above.

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

Date: April 10, 2015	EXCO RESOURCES, INC.
(Registrant)

/s/ Harold L. Hickey
Harold L. Hickey
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer of EXCO Resources, Inc., filed herewith.