Form 10-Q
period 2015-03-31
EXCO RESOURCES INC
filed 2015-04-29
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

The number of shares of common stock, par value $0.001 per share, outstanding as of April 23, 2015 was 273,702,116.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,647	$46,305
Restricted cash	21,853	23,970
Accounts receivable, net:
Oil and natural gas	55,038	81,720
Joint interest	67,822	65,398
Other	10,322	8,945
Derivative financial instruments	89,091	97,278
Inventory and other	8,611	7,150
Total current assets	278,384	330,766
Equity investments	55,723	55,985
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	257,961	276,025
Proved developed and undeveloped oil and natural gas properties	3,697,417	3,852,073
Accumulated depletion	(2,476,361)	(2,414,461)
Oil and natural gas properties, net	1,479,017	1,713,637
Other property and equipment, net	24,252	24,644
Deferred financing costs, net	28,038	30,636
Derivative financial instruments	5,743	2,138
Deferred income taxes	31,882	35,935
Goodwill	163,155	163,155
Total assets	$2,066,194	$2,356,896

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)	March 31, 2015	December 31, 2014
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$127,749	$110,211
Revenues and royalties payable	124,935	152,651
Drilling advances	34,634	37,648
Accrued interest payable	22,705	26,265
Current portion of asset retirement obligations	1,769	1,769
Income taxes payable	—	—
Deferred income taxes	31,882	35,935
Derivative financial instruments	239	892
Total current liabilities	343,913	365,371
Long-term debt	1,491,886	1,446,535
Asset retirement obligations	35,959	34,986
Commitments and contingencies	—	—
Shareholders’ equity:
Common shares, $0.001 par value; 350,000,000 authorized shares; 274,280,158 shares issued and 273,702,116 shares outstanding at March 31, 2015; 274,351,756 shares issued and 273,773,714 shares outstanding at December 31, 2014	270	270
Additional paid-in capital	3,504,752	3,502,209
Accumulated deficit	(3,302,971)	(2,984,860)
Treasury shares, at cost; 578,042 shares at March 31, 2015 and December 31, 2014	(7,615)	(7,615)
Total shareholders’ equity	194,436	510,004
Total liabilities and shareholders’ equity	$2,066,194	$2,356,896

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Revenues:
Oil	$20,883	$52,330
Natural gas	65,437	146,142
Total revenues	86,320	198,472
Costs and expenses:
Oil and natural gas operating costs	14,941	18,787
Production and ad valorem taxes	4,861	7,609
Gathering and transportation	25,715	24,613
Depletion, depreciation and amortization	62,489	69,275
Impairment of oil and natural gas properties	276,327	—
Accretion of discount on asset retirement obligations	556	681
General and administrative	15,237	17,338
Other operating items	(188)	2,746
Total costs and expenses	399,938	141,049
Operating income (loss)	(313,618)	57,423
Other income (expense):
Interest expense, net	(27,490)	(20,164)
Gain (loss) on derivative financial instruments	23,710	(43,022)
Other income	51	46
Equity income (loss)	(765)	1,111
Total other expense	(4,494)	(62,029)
Loss before income taxes	(318,112)	(4,606)
Income tax expense	—	—
Net loss	$(318,112)	$(4,606)
Loss per common share:
Basic:
Net loss	$(1.17)	$(0.02)
Weighted average common shares outstanding	271,522	260,716
Diluted:
Net loss	$(1.17)	$(0.02)
Weighted average common shares and common share equivalents outstanding	271,522	260,716

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Operating Activities:
Net loss	$(318,112)	$(4,606)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	62,489	69,275
Share-based compensation expense	1,680	1,507
Accretion of discount on asset retirement obligations	556	681
Impairment of oil and natural gas properties	276,327	—
(Income) loss from equity method investments	765	(1,111)
(Gain) loss on derivative financial instruments	(23,710)	43,022
Cash settlements (payments) of derivative financial instruments	27,638	(19,810)
Amortization of deferred financing costs and discount on debt issuance	4,876	2,444
Effect of changes in:
Accounts receivable	22,443	14,576
Other current assets	226	(2,517)
Accounts payable and other current liabilities	1,352	96,873
Net cash provided by operating activities	56,530	200,334
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment	(120,888)	(101,404)
Property acquisitions	(7,608)	(426)
Proceeds from disposition of property and equipment	6,711	76,259
Restricted cash	2,117	3,627
Net changes in advances to joint ventures	(75)	(3,549)
Equity method investments	(503)	1,749
Net cash used in investing activities	(120,246)	(23,744)
Financing Activities:
Borrowings under credit agreements	45,000	—
Repayments under credit agreements	—	(391,174)
Proceeds from issuance of common shares, net	—	272,139
Payments of common share dividends	(15)	(13,521)
Deferred financing costs and other	(1,927)	(5)
Net cash provided by (used in) financing activities	43,058	(132,561)
Net increase (decrease) in cash	(20,658)	44,029
Cash at beginning of period	46,305	50,483
Cash at end of period	$25,647	$94,512
Supplemental Cash Flow Information:
Cash interest payments	$29,220	$37,113
Income tax payments	—	—
Supplemental non-cash investing and financing activities:
Capitalized share-based compensation	$969	$1,485
Capitalized interest	3,734	4,790
Issuance of common shares for director services	50	69

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common shares		Subscription rights		Treasury shares		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	218,783	$215	54,575	$55	(539)	$(7,479)	$3,219,748	$(3,064,634)	$147,905
Issuance of common shares	54,577	55	(54,575)	(55)	—	—	272,208	—	272,208
Share-based compensation	—	—	—	—	—	—	2,985	—	2,985
Restricted shares issued, net of cancellations	(43)	—	—	—	—	—	—	—	—
Common share dividends	—	—	—	—	—	—	—	(13,639)	(13,639)
Net loss	—	—	—	—	—	—	—	(4,606)	(4,606)
Balance at March 31, 2014	273,317	$270	—	$—	(539)	$(7,479)	$3,494,941	$(3,082,879)	$404,853
Balance at December 31, 2014	274,352	$270	—	$—	(578)	$(7,615)	$3,502,209	$(2,984,860)	$510,004
Issuance of common shares	—	—	—	—	—	—	50	—	50
Share-based compensation	—	—	—	—	—	—	2,493	—	2,493
Restricted shares issued, net of cancellations	(72)	—	—	—	—	—	—	—	—
Common share dividends	—	—	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	—	—	(318,112)	(318,112)
Balance at March 31, 2015	274,280	$270	—	$—	(578)	$(7,615)	$3,504,752	$(3,302,971)	$194,436

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

•East Texas and North Louisiana
The East Texas and North Louisiana regions are primarily comprised of our Haynesville and Bossier shale assets. We have a joint venture with BG Group, plc ("BG Group") covering an undivided 50% interest in certain Haynesville/Bossier shale assets in East Texas and North Louisiana. The East Texas and North Louisiana regions also include assets outside of the joint venture in the Haynesville and Bossier shales. We serve as the operator for most of our properties in both the East Texas and North Louisiana regions.

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
The accompanying Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014 are for EXCO and its subsidiaries. The condensed consolidated financial statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain reclassifications have been made to prior period information to conform to current period presentation.
We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in the opinion of management, such financial statements reflect all adjustments necessary to fairly present the consolidated financial position of EXCO at March 31, 2015 and its results of operations and cash flows for the periods presented. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes included in EXCO's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 25, 2015, as amended by Amendment No. 1 to Annual Report on Form 10-K/A, filed with the SEC on April 10, 2015 ("2014 Form 10-K").
In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures. The results of operations for the interim periods are not necessarily indicative of the results we expect for the full year.

2.Significant accounting policies
We consider significant accounting policies to be those related to our estimates of proved reserves, oil and natural gas properties, derivatives, business combinations, share-based compensation, goodwill, revenue recognition, asset retirement obligations and income taxes. The policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used. These policies and others are summarized in the 2014 Form 10-K.
Recent accounting pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We currently recognize debt issuance costs as assets on our balance sheet. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted.

3.Acquisitions
Eagle Ford acquisition program
We have a participation agreement with a joint venture partner in the Eagle Ford shale to mitigate the impact of development expenditures on our capital resources and liquidity ("Participation Agreement"). The Participation Agreement requires us to offer to purchase our joint venture partner's working interest in wells that have been on production for at least one year. The offers are made on a quarterly basis for a group of wells based on prices defined in the Participation Agreement, subject to specific well criteria and return hurdles.
We closed the first acquisition of our joint venture partner's interests in 3 gross (1.4 net) wells on March 11, 2015 for a total purchase price of $7.6 million. We made our second offer in April 2015 which included a total of 10 gross (5.2 net) wells for a total offer price of $14.0 million. Our total purchase price will depend on our joint venture partner's acceptance of the offer as well as our joint venture partner's option to retain an undivided 15% of their collective interest in certain wells. If our joint venture partner accepts any of the offers, we expect the offer and acceptance process to be completed and the acquisition to close in the second quarter of 2015.

4.Asset retirement obligations

The following is a reconciliation of our asset retirement obligations for the three months ended March 31, 2015:

(in thousands)
Asset retirement obligations at beginning of period	$36,755
Activity during the period:
Liabilities incurred during the period	432
Liabilities settled during the period	(55)
Adjustment to liability due to acquisitions	43
Adjustment to liability due to divestitures	(3)
Accretion of discount	556
Asset retirement obligations at end of period	37,728
Less current portion	1,769
Long-term portion	$35,959
Our asset retirement obligations are determined using discounted cash flow methodologies based on inputs and assumptions developed by management. We do not have any assets that are legally restricted for purposes of settling asset retirement obligations.

5.Oil and natural gas properties

We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs of oil and natural gas properties. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment or the need to transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. The majority of our undeveloped properties are held-by-production, which reduces the risk of impairment as a result of lease expirations. There were no impairments of unproved properties during the three months ended March 31, 2015 and 2014.
At the end of each quarterly period, companies that use the full cost method of accounting for their oil and natural gas properties must compute a limitation on capitalized costs ("ceiling test"). The ceiling test involves comparing the net book value of the full cost pool, after taxes, to the full cost ceiling limitation defined below. In the event the full cost ceiling limitation is less than the full cost pool, we are required to record a ceiling test impairment of our oil and natural gas properties. The full cost ceiling limitation is computed as the sum of the present value of estimated future net revenues from our proved reserves by applying the average price as prescribed by the SEC, less estimated future expenditures (based on current costs) to develop and produce the proved reserves, discounted at 10%, plus the cost of properties not being amortized and the lower of cost or estimated fair value of unproved properties included in the costs being amortized, net of income tax effects.
The ceiling test is computed using the simple average spot price for the trailing 12 month period using the first day of each month. For the 12 months ended March 31, 2015, the trailing 12 month reference prices were $3.88 per Mmbtu for natural gas at Henry Hub ("HH") and $82.72 per Bbl of oil for West Texas Intermediate ("WTI") at Cushing, Oklahoma. Each of the reference prices for oil and natural gas are further adjusted for quality factors and regional differentials to derive estimated future net revenues. For the 12 months ended December 31, 2014, the trailing 12 month reference prices were $4.35 per Mmbtu for natural gas and $94.99 per Bbl of oil. The fluctuations demonstrate the volatility in oil and natural gas prices between each of the periods and have a significant impact on our ceiling test limitation.
We recognized an impairment to our proved oil and natural gas properties of $276.3 million for the three months ended March 31, 2015. The impairment was primarily due to the decline in oil and natural gas prices. We did not recognize an impairment to our proved oil and natural gas properties for the three months ended March 31, 2014. We may incur additional impairments to our oil and natural gas properties in 2015 if prices do not increase. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.
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

6.Earnings (loss) per share

The following table presents the basic and diluted loss per share computations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Basic net loss per common share:
Net loss	$(318,112)	$(4,606)
Weighted average common shares outstanding	271,522	260,716
Net loss per basic common share	$(1.17)	$(0.02)
Diluted net loss per common share:
Net loss	$(318,112)	$(4,606)
Weighted average common shares outstanding	271,522	260,716
Dilutive effect of:
Stock options	—	—
Restricted shares and restricted share units	—	—
Weighted average common shares and common share equivalents outstanding	271,522	260,716
Net loss per diluted common share	$(1.17)	$(0.02)
Diluted loss per share for the three months ended March 31, 2015 and 2014 is computed in the same manner as basic loss per share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which include stock options, restricted share units and restricted share awards, whether exercisable or not. The computation of diluted earnings per share excluded 12,813,248 and 14,120,734 antidilutive share equivalents for the three months ended March 31, 2015 and 2014, respectively.

7.Derivative financial instruments

Our primary objective in entering into derivative financial instruments is to manage our exposure to commodity price fluctuations, protect our returns on investments and achieve a more predictable cash flow from operations. These transactions limit exposure to declines in commodity prices, but also limit the benefits we would realize if commodity prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of our derivative financial instruments consists of non-cash income or expense due to changes in the fair value. Cash losses or gains only arise from payments made or received on monthly settlements of contracts or if we terminate a contract prior to its expiration. We do not designate our derivative financial instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the respective instruments’ fair value in earnings.
The table below outlines the classification of our derivative financial instruments on our Condensed Consolidated Balance Sheets and their financial impact on our Condensed Consolidated Statements of Operations.
Fair Value of Derivative Financial Instruments

(in thousands)	March 31, 2015	December 31, 2014
Derivative financial instruments - Current assets	$89,091	$97,278
Derivative financial instruments - Long-term assets	5,743	2,138
Derivative financial instruments - Current liabilities	(239)	(892)
Derivative financial instruments - Long-term liabilities	—	—
Net derivative financial instruments	$94,595	$98,524
Effect of Derivative Financial Instruments

	Three Months Ended March 31,
(in thousands)	2015	2014
Gain (loss) on derivative financial instruments	$23,710	$(43,022)

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

The following table presents the volumes and fair value of our oil and natural gas derivative financial instruments as of March 31, 2015:

(in thousands, except prices)	Volume Mmbtu/Bbl	Weighted average strike price per Mmbtu/Bbl	Fair value at March 31, 2015
Natural gas:
Swaps:
Remainder of 2015	37,813	$4.02	$46,470
2016	9,150	3.37	2,341
2017	7,300	3.42	521
Call options:
Remainder of 2015	15,125	4.29	(228)
Three-way collars:
Remainder of 2015	20,625		9,033
Sold call		4.47
Purchased put		3.83
Sold put		3.33
2016	10,980		3,628
Sold call		4.80
Purchased put		3.90
Sold put		3.40
Total natural gas			$61,765
Oil:
Swaps:
Remainder of 2015	963	$86.44	$31,775
2016	183	63.15	891
Basis swaps:
Remainder of 2015	69	6.10	175
Call options:
Remainder of 2015	275	100.00	(11)
Total oil			$32,830
Total oil and natural gas derivative financial instruments			$94,595
At December 31, 2014, we had outstanding swap, call option and three-way collar contracts covering 42,888 Mmmbtu, 20,075 Mmmbtu and 38,355 Mmmbtu, respectively, of natural gas and we had outstanding swap, basis swap and call option contracts covering 1,095 Mbbls, 91 Mbbls and 365 Mbbls, respectively, of oil.
At March 31, 2015, the average forward NYMEX WTI oil prices per Bbl for the remainder of 2015 and calendar year 2016 were $51.84, and $57.74, respectively, the average forward NYMEX Louisiana Light Sweet ("LLS") oil prices per Bbl for the remainder of 2015 and calendar year 2016 were $55.70, and $60.26, respectively, and the average forward NYMEX HH natural gas prices per Mmbtu for the remainder of 2015 and calendar years 2016 and 2017 were $2.81, $3.11 and $3.35, respectively.
Our derivative financial instruments covered approximately 64% and 67% of production volumes for the three months ended March 31, 2015 and 2014, respectively.

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
Fair value of derivative financial instruments
The fair value of our derivative financial instruments may be different from the settlement value based on company-specific inputs, such as credit rating, futures markets and forward curves, and readily available buyers or sellers. During the three months ended March 31, 2015 and 2014 there were no changes in the fair value level classifications. The following table presents a summary of the estimated fair value of our derivative financial instruments as of March 31, 2015 and December 31, 2014.

	March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$94,595	$—	$94,595
	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$98,524	$—	$98,524
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
The carrying values of our borrowings under the revolving commitment of our credit agreement ("EXCO Resources Credit Agreement") approximate fair value, as these are subject to short-term floating interest rates that approximate the rates available to us for those periods.
The estimated fair values of our 7.5% senior unsecured notes due September 15, 2018 ("2018 Notes") and our 8.5% senior unsecured notes due April 15, 2022 ("2022 Notes") have been calculated based on market quotes and are presented below.

	March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$457,493	$—	$—	$457,493
2022 Notes	275,940	—	—	275,940
	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$558,750	$—	$—	$558,750
2022 Notes	373,500	—	—	373,500

9.Debt

Our total debt is summarized as follows:

(in thousands)	March 31, 2015	December 31, 2014
EXCO Resources Credit Agreement	$247,492	$202,492
2018 Notes	750,000	750,000
Unamortized discount on 2018 Notes	(5,606)	(5,957)
2022 Notes	500,000	500,000
Total debt	$1,491,886	$1,446,535
Terms and conditions of our debt obligations as of March 31, 2015 are discussed below.
EXCO Resources Credit Agreement
As of March 31, 2015, the EXCO Resources Credit Agreement had $247.5 million of outstanding indebtedness, $725.0 million borrowing base and $470.9 million of unused borrowing base, net of letters of credit. The maturity date of the EXCO Resources Credit Agreement is July 31, 2018. The interest rate grid for the revolving commitment under the EXCO Resources Credit Agreement ranges from LIBOR plus 175 bps to 275 bps (or alternate base rate ("ABR") plus 75 bps to 175 bps), depending on our borrowing base usage. On March 31, 2015, the one month LIBOR was 0.2%, which resulted in an interest rate of approximately 2.2%.

On February 6, 2015, we amended the EXCO Resources Credit Agreement which decreased our borrowing base from $900.0 million to $725.0 million as a result of the decline in oil and natural gas prices. The next borrowing base redetermination for the EXCO Resources Credit Agreement will occur in August 2015. Subsequent redeterminations will occur semi-annually with us and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. In addition, the financial covenants were amended to include a ratio of consolidated EBITDAX to consolidated interest expense ("Interest Coverage Ratio") and a ratio of senior secured indebtedness to consolidated EBITDAX ("Secured Indebtedness Ratio"). The ratio of consolidated funded indebtedness to consolidated EBITDAX ("Leverage Ratio") was suspended until the fourth quarter of 2016. The following table presents the maximum Leverage Ratio allowed for the following periods:

Period	Ratio
The fiscal quarter ending December 31, 2016	6.00 to 1.00
The fiscal quarter ending March 31, 2017 and June 30, 2017	5.75 to 1.00
The fiscal quarter ending September 30, 2017	5.25 to 1.00
The fiscal quarter ending December 31, 2017	4.75 to 1.00
Each fiscal quarter ending thereafter	4.50 to 1.00

The Leverage Ratio will be calculated based on the consolidated EBITDAX for the trailing four quarter period ending on the last day of such fiscal quarter, except, the consolidated EBITDAX for the quarter period ending December 31, 2016 shall be consolidated EBITDAX for quarter ending December 31, 2016 multiplied by 4.0, consolidated EBITDAX for the two quarter period ending March 31, 2017 shall be consolidated EBITDAX for such period multiplied by 2.0, and consolidated EBITDAX for the three quarter period ending June 30, 2017 shall be consolidated EBITDAX for such period multiplied by 4/3.
As of March 31, 2015, we were in compliance with the financial covenants (as defined in the EXCO Resources Credit Agreement), which require that we:

•	maintain a consolidated current ratio of at least 1.0 to 1.0 as of the end of any fiscal quarter; and

•	maintain an Interest Coverage Ratio of at least 2.0 to 1.0 as of the end of any fiscal quarter;

•	not permit our Secured Indebtedness Ratio to be greater than 2.5 to 1.0 as of the end of any fiscal quarter.
While we believe our existing capital resources, including our cash flow from operations and borrowing capacity under the EXCO Resources Credit Agreement are sufficient to conduct our operations through 2015 and 2016, there are certain risks arising from depressed oil and natural gas prices and declines in production volumes that could impact our ability to meet debt covenants in future periods. Our ability to maintain compliance with these covenants may be negatively impacted if oil and/or natural gas prices remain depressed for an extended period of time.
2018 Notes
The 2018 Notes are guaranteed on a senior unsecured basis by a majority of EXCO’s subsidiaries, with the exception of certain non-guarantor subsidiaries and our jointly-held equity investments with BG Group. Our equity investments, other than OPCO, have been designated as unrestricted subsidiaries under the indenture governing the 2018 Notes.
As of March 31, 2015, $750.0 million in principal was outstanding on the 2018 Notes. The unamortized discount on the 2018 Notes at March 31, 2015 was $5.6 million. Interest accrues at 7.5% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year.
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
2022 Notes
As of March 31, 2015, $500.0 million in principal was outstanding on the 2022 Notes. The 2022 Notes were issued at 100.0% of the principal amount and bear interest at a rate of 8.5% per annum, payable in arrears on April 15 and October 15 of each year.
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

10.Income taxes

We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. We have accumulated financial deferred tax assets primarily due to losses arising from impairments to the carrying value of our oil and natural gas properties that are subject to valuation allowances. Our valuation allowances increased $124.3 million for the three months ended March 31, 2015. As a result of cumulative financial operating losses, we have recognized net valuation allowances of approximately $951.2 million which have fully offset our net deferred tax assets as of March 31, 2015. The valuation allowances will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized. The valuation allowances do not impact future utilization of the underlying tax attributes.

11.Related party transactions

OPCO serves as the operator of our wells in the Appalachia JV and we advance funds to OPCO on an as needed basis. OPCO may distribute any excess cash equally between us and BG Group when its operating cash flows are sufficient to meet its capital requirements. There are service agreements between us and OPCO whereby we provide administrative and technical services for which we are reimbursed. For the three months ended March 31, 2015 and 2014, these transactions included the following:

	Three Months Ended March 31,
(in thousands)	2015	2014
Advances to OPCO	$—	$—
Amounts received from OPCO	8,293	9,712

As of March 31, 2015 and December 31, 2014, the amounts owed were as follows:

(in thousands)	March 31, 2015	December 31, 2014
Amounts due to EXCO (1)	$3,205	$2,799
Amounts due from EXCO (1)	—	—

(1)
Advances to OPCO are recorded in "Other current assets" on our Condensed Consolidated Balance Sheets. Any amounts we owe to OPCO are netted against the advance until the advances are utilized. If the advances are fully utilized, we record amounts owed in "Accounts payable and accrued liabilities" on our Condensed Consolidated Balance Sheets.

12.Services and Investment Agreement

On March 31, 2015, we entered into a four year services and investment agreement with Energy Strategic Advisory Services LLC (“ESAS”), a wholly-owned subsidiary of Bluescape Resources Company LLC (“Bluescape”). As part of the agreement, ESAS will provide certain strategic advisory services, including the development and execution of a strategic improvement plan.

The closing of the transactions contemplated by this agreement will be subject to certain conditions, including, among others, obtaining certain approvals from EXCO’s shareholders. At the closing, C. John Wilder, Executive Chairman of Bluescape, will become Executive Chairman of EXCO's Board of Directors.

Pursuant to the agreement, ESAS has agreed to purchase 5,882,353 common shares from EXCO, par value $0.001 per share, at a price per share of $1.70, upon the effectiveness of a resale registration statement. In April 2015, ESAS deposited $10.0 million in escrow to be paid to EXCO upon acquisition of such shares. In addition, ESAS will be obligated to purchase at least $40.0 million additional common shares through open market purchases during the one year following the closing such that ESAS will own common shares of EXCO with an aggregate cost basis of at least $50.0 million as of the first anniversary of the closing date, subject to certain extensions and exceptions.

As consideration for the services to be provided under the agreement, EXCO will pay ESAS a monthly fee of $300,000 and an annual incentive payment up to $2.4 million per year that will be based on EXCO’s common share price achieving certain performance hurdles as compared to a peer group; provided that payment for the services will be held in escrow and contingent upon completion of the entire first year of services and required investment in EXCO. If EXCO’s performance rank is in the bottom half of the peer group, then the incentive payment will be zero. The incentive payment increases linearly from $1.0 million to $2.4 million as EXCO’s performance rank increases from the 50th to 75th percentile, as compared to the peer group. If EXCO’s performance rank is in the 75th percentile or above, then the incentive payment will be $2.4 million.

As additional performance incentives, EXCO has issued warrants to ESAS in four tranches to purchase an aggregate of 80,000,000 common shares. The table below lists the number of common shares issuable upon exercise of the warrants at each exercise price and the term of the warrants.

Number of shares issuable	Exercise Price	Term (in months)
15,000,000	$2.75	49
20,000,000	$4.00	60
20,000,000	$7.00	72
25,000,000	$10.00	72

The warrants will vest on the fourth anniversary of the agreement and their exercisability is subject to EXCO’s common share price achieving certain performance hurdles as compared to the peer group. If EXCO’s performance rank is in the bottom half of the peer group, then the warrants will be forfeited and void. The number of the exercisable shares under the warrants increases linearly from 32,000,000 to 80,000,000 as EXCO’s performance rank increases from the 50th to 75th percentile, as compared to the peer group. If EXCO’s performance rank is in the 75th percentile or above, then all 80,000,000 warrants will be exercisable. The performance measurement period began on March 31, 2015 and will end on the fourth anniversary of the execution of the agreement.

Prior to March 31, 2019, if EXCO terminates the agreement for any reason other than for cause (as defined in the agreement), or ESAS terminates the agreement for cause (as defined in the agreement), then all of the warrants will fully vest and become exercisable. Prior to March 31, 2019, if ESAS terminates the agreement for any reason other than for cause, or EXCO terminates the agreement for cause, then all of the warrants will be canceled and forfeited. The closing of the transactions contemplated by this agreement is subject to certain conditions, including, among others, certain approvals from EXCO's shareholders. The warrants will automatically terminate and become void and of no force or effect if the closing does not occur.

In accordance with FASB ASC Topic 718, Compensation - Stock Compensation ("ASC 718"), the grant date related to these warrants will be established upon approval of EXCO’s shareholders and closing of the transactions contemplated by the agreement and the related compensation costs will be recognized over the requisite service period from the grant date to the termination of the agreement. The fair value of the warrants on the grant date will be dependent on factors such as our share price, historical volatility, risk-free rate and performance relative to our peer group. The measurement of the warrants will be accounted for in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the warrants to be re-measured each interim reporting period until the completion of the services under the agreement.

13.Condensed consolidating financial statements

As of March 31, 2015, the majority of EXCO’s subsidiaries were guarantors under the EXCO Resources Credit Agreement and the indentures governing the 2018 Notes and 2022 Notes. All of our non-guarantor subsidiaries were considered unrestricted subsidiaries under the indentures governing the 2018 Notes and 2022 Notes, with the exception of our equity investment in OPCO.
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

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
March 31, 2015

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$36,708	$(11,061)	$—	$—	$25,647
Restricted cash	—	21,853	—	—	21,853
Other current assets	101,523	129,361	—	—	230,884
Total current assets	138,231	140,153	—	—	278,384
Equity investments	—	—	55,723	—	55,723
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	257,961	—	—	257,961
Proved developed and undeveloped oil and natural gas properties	331,923	3,365,494	—	—	3,697,417
Accumulated depletion	(330,783)	(2,145,578)	—	—	(2,476,361)
Oil and natural gas properties, net	1,140	1,477,877	—	—	1,479,017
Other property and equipment, net	1,001	23,251	—	—	24,252
Investments in and advances to affiliates, net	1,532,086	—	—	(1,532,086)	—
Deferred financing costs, net	28,038	—	—	—	28,038
Derivative financial instruments	5,743	—	—	—	5,743
Goodwill	13,293	149,862	—	—	163,155
Deferred income taxes	31,882	—	—	—	31,882
Total assets	$1,751,414	$1,791,143	$55,723	$(1,532,086)	$2,066,194
Liabilities and shareholders' equity
Current liabilities	$64,817	$279,096	$—	$—	$343,913
Long-term debt	1,491,886	—	—	—	1,491,886
Other long-term liabilities	275	35,684	—	—	35,959
Payable to parent	—	2,153,134	—	(2,153,134)	—
Total shareholders' equity	194,436	(676,771)	55,723	621,048	194,436
Total liabilities and shareholders' equity	$1,751,414	$1,791,143	$55,723	$(1,532,086)	$2,066,194

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$86,837	$(40,532)	$—	$—	$46,305
Restricted cash	—	23,970	—	—	23,970
Other current assets	110,145	150,346	—	—	260,491
Total current assets	196,982	133,784	—	—	330,766
Equity investments	—	—	55,985	—	55,985
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	276,025	—	—	276,025
Proved developed and undeveloped oil and natural gas properties	335,838	3,516,235	—	—	3,852,073
Accumulated depletion	(330,771)	(2,083,690)	—	—	(2,414,461)
Oil and natural gas properties, net	5,067	1,708,570	—	—	1,713,637
Other property and equipment, net	1,269	23,375	—	—	24,644
Investments in and advances to affiliates, net	1,746,931	—	—	(1,746,931)	—
Deferred financing costs, net	30,636	—	—	—	30,636
Derivative financial instruments	2,138	—	—	—	2,138
Goodwill	13,293	149,862	—	—	163,155
Deferred income tax	35,935	—	—	—	35,935
Total assets	$2,032,251	$2,015,591	$55,985	$(1,746,931)	$2,356,896
Liabilities and shareholders' equity
Current liabilities	$75,441	$289,930	$—	$—	$365,371
Long-term debt	1,446,535	—	—	—	1,446,535
Other long-term liabilities	271	34,715	—	—	34,986
Payable to parent	—	2,058,683	—	(2,058,683)	—
Total shareholders' equity	510,004	(367,737)	55,985	311,752	510,004
Total liabilities and shareholders' equity	$2,032,251	$2,015,591	$55,985	$(1,746,931)	$2,356,896

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended March 31, 2015

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$22	$86,298	$—	$—	$86,320
Costs and expenses:
Oil and natural gas production	38	19,764	—	—	19,802
Gathering and transportation	—	25,715	—	—	25,715
Depletion, depreciation and amortization	279	62,210	—	—	62,489
Impairment of oil and natural gas properties	5,340	270,987	—	—	276,327
Accretion of discount on asset retirement obligations	4	552	—	—	556
General and administrative	(721)	15,958	—	—	15,237
Other operating items	152	(340)	—	—	(188)
Total costs and expenses	5,092	394,846	—	—	399,938
Operating loss	(5,070)	(308,548)	—	—	(313,618)
Other income (expense):
Interest expense, net	(27,490)	—	—	—	(27,490)
Gain on derivative financial instruments	23,710	—	—	—	23,710
Other income	34	17	—	—	51
Equity loss	—	—	(765)	—	(765)
Net loss from consolidated subsidiaries	(309,296)	—	—	309,296	—
Total other income (expense)	(313,042)	17	(765)	309,296	(4,494)
Loss before income taxes	(318,112)	(308,531)	(765)	309,296	(318,112)
Income tax expense	—	—	—	—	—
Net loss	$(318,112)	$(308,531)	$(765)	$309,296	$(318,112)

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

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the three months ended March 31, 2015

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$1,799	$54,731	$—	$—	$56,530
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(537)	(127,959)	—	—	(128,496)
Proceeds from disposition of property and equipment	—	6,711	—	—	6,711
Restricted cash	—	2,117	—	—	2,117
Net changes in advances to joint ventures	—	(75)	—	—	(75)
Equity method investments	—	(503)	—	—	(503)
Advances/investments with affiliates	(94,449)	94,449	—	—	—
Net cash used in investing activities	(94,986)	(25,260)	—	—	(120,246)
Financing Activities:
Borrowings under credit agreements	45,000	—	—	—	45,000
Repayments under credit agreements	—	—	—	—	—
Proceeds from issuance of common shares, net	—	—	—	—	—
Payments of common share dividends	(15)	—	—	—	(15)
Deferred financing costs and other	(1,927)	—	—	—	(1,927)
Net cash provided by financing activities	43,058	—	—	—	43,058
Net increase (decrease) in cash	(50,129)	29,471	—	—	(20,658)
Cash at beginning of period	86,837	(40,532)	—	—	46,305
Cash at end of period	$36,708	$(11,061)	$—	$—	$25,647

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the three months ended March 31, 2014

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(51,192)	$244,986	$6,540	$—	$200,334
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(747)	(99,863)	(1,220)	—	(101,830)
Proceeds from disposition of property and equipment	68,242	8,017	—	—	76,259
Restricted cash	—	3,627	—	—	3,627
Net changes in advances to joint ventures	—	(3,549)	—	—	(3,549)
Equity method investments	—	1,749	—	—	1,749
Distributions received from Compass	765	—	—	(765)	—
Advances/investments with affiliates	146,755	(146,755)	—	—	—
Net cash provided by (used) in investing activities	215,015	(236,774)	(1,220)	(765)	(23,744)
Financing Activities:
Borrowings under credit agreements	—	—	—	—	—
Repayments under credit agreements	(388,624)	—	(2,550)	—	(391,174)
Proceeds from issuance of common shares, net	272,139	—	—	—	272,139
Payments of common share dividends	(13,521)	—	—	—	(13,521)
Compass cash distribution	—	—	(765)	765	—
Deferred financing costs and other	(5)	—	—	—	(5)
Net cash used in financing activities	(130,011)	—	(3,315)	765	(132,561)
Net increase in cash	33,812	8,212	2,005	—	44,029
Cash at beginning of period	81,840	(35,892)	4,535	—	50,483
Cash at end of period	$115,652	$(27,680)	$6,540	$—	$94,512

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
We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” "potential," "project," “budget” and other similar words to identify forward-looking statements. The statements that contain these words should be read carefully because they discuss future expectations, contain projections of results of operations or our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise any forward-looking statements, except as required by applicable securities laws. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Quarterly Report on Form 10-Q, including, but not limited to:

•	fluctuations in the prices of oil and natural gas;

•	the availability of oil and natural gas;

•	future capital requirements and availability of financing;

•	our ability to meet our current and future debt service obligations, including our ability to maintain compliance with our debt covenants;

•	disruption of credit and capital markets and the ability of financial institutions to honor their commitments;

•	estimates of reserves and economic assumptions, including estimates related to acquisitions and dispositions of oil and natural gas properties;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	exploratory risks, including those related to our activities in shale formations;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	cash flow and liquidity;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	availability of water and other materials for drilling and completion activities;

•	marketing of oil and natural gas;

•	political and economic conditions and events in oil-producing and natural gas-producing countries;

•	title to our properties;

•	litigation;

•	competition;

•	our ability to attract and retain key personnel;

•	general economic conditions, including costs associated with drilling and operations of our properties;

•
environmental or other governmental regulations, including legislation to reduce emissions of greenhouse gases, legislation of derivative financial instruments, regulation of hydraulic fracture stimulation and elimination of income tax incentives available to our industry;

•	receipt and collectability of amounts owed to us by purchasers of our production and counterparties to our derivative financial instruments;

•	decisions whether or not to enter into derivative financial instruments;

•	potential acts of terrorism;

•	our ability to manage joint ventures with third parties, including the resolution of any material disagreements and our partners’ ability to satisfy obligations under these arrangements;

•	actions of third party co-owners of interests in properties in which we also own an interest;

•	fluctuations in interest rates;

•	our ability to effectively integrate companies and properties that we acquire; and

•
shareholder approval and closing of the transactions contemplated by the investment and services agreement with Energy Strategic Advisory Services LLC ("ESAS") and changes to our business strategy and other corporate actions developed in connection with the performance of the related services.

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. We caution users of the financial statements not to place undue reliance on any forward-looking statements. When considering our forward-looking statements, keep in mind the cautionary statements in this Quarterly Report on Form 10-Q, and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission ("SEC") on February 25, 2015, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A, filed with the SEC on April 10, 2015.
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
Our primary strategy focuses on the exploitation and development of our shale resource plays, while continuing to evaluate complementary acquisitions that meet our strategic and financial objectives. We plan to carry out this strategy by leveraging our management and technical team’s experience, exploiting our multi-year inventory of development drilling locations in our shale plays, actively seeking acquisition opportunities, managing our liquidity and enhancing financial flexibility. We recently entered into an agreement with ESAS, which specializes in strategic advisory services, in order to develop and execute a strategic improvement plan that will allow us to create long-term value for shareholders.
Like all oil and natural gas exploration and production companies, we face the challenge of natural production declines. We attempt to offset the impact of this natural decline by implementing drilling and exploitation projects to identify and develop additional reserves and adding reserves through complementary acquisitions.
Recent developments
Appointment of Chief Executive Officer and Chief Operating Officer

On March 31, 2015, our Board of Directors appointed Harold L. Hickey to the position of President and Chief Executive Officer of EXCO. Mr. Hickey previously served as EXCO's President and Chief Operating Officer since February 2013 and Chief Operating Officer since October 2005.

On April 17, 2015, our Board of Directors appointed Harold H. Jameson to the position of Chief Operating Officer of EXCO. Mr. Jameson most recently served as EXCO’s Vice President of Development and Production with primary responsibilities including the horizontal shale development drilling programs in the Haynesville, Eagle Ford and Marcellus assets. Mr. Jameson has served in a Vice President role at EXCO since March 2011.
Services and Investment Agreement

On March 31, 2015, we entered into a four year services and investment agreement with ESAS, a wholly-owned subsidiary of Bluescape Resources Company LLC (“Bluescape”). The agreement provides that ESAS will provide certain strategic advisory services including the development and execution of a strategic improvement plan. The agreement requires that:

•	ESAS purchase 5,882,353 common shares from EXCO at a price of $1.70 per share, upon effectiveness of a resale registration statement;

•
ESAS purchase additional common shares of EXCO through open market purchases such that ESAS will own common shares of EXCO with an aggregate cost basis of at least $50.0 million as of the first anniversary of the closing date, subject to certain extensions and exceptions;

•	EXCO pay ESAS a monthly fee of $300,000 for the term of the agreement;

•	EXCO pay ESAS an annual incentive payment up to $2.4 million per year based on the price of our common shares achieving certain performance hurdles as compared to a peer group; and

•
EXCO issue to ESAS warrants to purchase an aggregate of 80,000,000 common shares with exercise prices ranging from $2.75 to $10.00 per share. The warrants will vest on the fourth anniversary of the agreement and their exercisability is subject to EXCO’s common share price achieving certain performance hurdles as compared to the peer group.

The closing of the transactions under this agreement will be subject to certain conditions, including, among others, obtaining certain approvals from EXCO’s shareholders. At the closing, C. John Wilder, Executive Chairman of Bluescape, will become Executive Chairman of EXCO's Board of Directors. For a more detailed discussion of this agreement, see "Note. 12. Services and Investment Agreement" in the Notes to our Condensed Consolidated Financial Statements as well as EXCO's Current Report on Form 8-K that was filed with the SEC on April 2, 2015.
EXCO Resources Credit Agreement amendment

On February 6, 2015, we amended the EXCO Resources Credit Agreement which decreased our borrowing base to $725.0 million as a result of the decline in oil and natural gas prices. In addition, the financial covenants were amended to include a ratio of consolidated EBITDAX to consolidated interest expense ("Interest Coverage Ratio") and a ratio of senior secured indebtedness to consolidated EBITDAX ("Secured Indebtedness Ratio"). The ratio of consolidated funded indebtedness to consolidated EBITDAX ("Leverage Ratio") was suspended until the fourth quarter of 2016 and the ratio requirements thereafter were modified. For a more detailed discussion of the amendment to the EXCO Resources Credit Agreement, see "Note. 9. Debt" in the Notes to our Condensed Consolidated Financial Statements.

Critical accounting policies

We consider accounting policies related to our estimates of proved reserves, oil and natural gas properties, derivative financial instruments, business combinations, share-based compensation, goodwill, revenue recognition, asset retirement obligations and income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions are used. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in EXCO's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 25, 2015, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A, filed with the SEC on April 10, 2015.

Our results of operations

A summary of key financial data for the three months ended March 31, 2015 and 2014 related to our results of operations is presented below:

	Three Months Ended March 31,		Quarter to quarter change
(dollars in thousands, except per unit prices)	2015	2014
Production:
Oil (Mbbls)	504	593	(89)
Natural gas (Mmcf)	27,454	33,076	(5,622)
Total production (Mmcfe) (1)	30,478	36,634	(6,156)
Average daily production (Mmcfe)	339	407	(68)
Revenues before derivative financial instrument activities:
Oil	$20,883	$52,330	$(31,447)
Natural gas	65,437	146,142	(80,705)
Total revenues	$86,320	$198,472	$(112,152)
Oil and natural gas derivative financial instruments:
Gain (loss) on derivative financial instruments	$23,710	$(43,022)	$66,732
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$41.43	$88.25	$(46.82)
Natural gas (per Mcf)	2.38	4.42	(2.04)
Natural gas equivalent (per Mcfe)	2.83	5.42	(2.59)
Costs and expenses:
Oil and natural gas operating costs	$14,941	$18,787	$(3,846)
Production and ad valorem taxes	4,861	7,609	(2,748)
Gathering and transportation	25,715	24,613	1,102
Depletion	61,900	67,736	(5,836)
Depreciation and amortization	589	1,539	(950)
General and administrative (2)	15,237	17,338	(2,101)
Interest expense, net	27,490	20,164	7,326
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$0.49	$0.51	$(0.02)
Production and ad valorem taxes	0.16	0.21	(0.05)
Gathering and transportation	0.84	0.67	0.17
Depletion	2.03	1.85	0.18
Depreciation and amortization	0.02	0.04	(0.02)
Net loss (3)	$(318,112)	$(4,606)	$(313,506)

(1)	Mmcfe is calculated by converting one barrel of oil into six Mcf of natural gas.

(2)	Share-based compensation expense included in general and administrative expense was $1.7 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively.

(3)
Net loss for the three months ended March 31, 2015 included a $276.3 million impairment of oil and natural gas properties. See "Note 5. Oil and natural gas properties" in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2015 and 2014. The comparability of our results of operations for the three months ended March 31, 2015 and 2014 was affected by:

•	the sale of Compass Productions Partners, LP ("Compass") during the fourth quarter of 2014;

•	fluctuations in oil and natural gas prices, which impact our oil and natural gas reserves, revenues, cash flows and net income or loss;

•	impairments of our oil and natural gas properties during the first quarter of 2015;

•	mark-to-market gains and losses from our derivative financial instruments;

•	changes in proved reserves and production volumes and their impact on depletion;

•	the impact of declining natural gas production volumes from our reduced horizontal drilling activities in certain shale formations; and

•
significant changes in our capital structure as a result of the rights offering and related private placement of our common shares ("Rights Offering") in the first quarter of 2014 and debt financing transactions in 2014.

General
The availability of a ready market and the prices for oil and natural gas are dependent upon a number of factors that are beyond our control. These factors include, among other things:

•	supply and demand for oil and natural gas and expectations regarding supply and demand;

•	the level of domestic production;

•	the availability of imported oil and natural gas;

•	federal regulations generally prohibiting the export of U.S. crude oil;

•	federal regulations applicable to the export of, and construction of export facilities for natural gas;

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

Oil and natural gas production, revenues and prices
The following table presents our production, revenue and average sales prices for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014			Quarter to quarter change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
North Louisiana	18,641	$46,670	$2.50	23,292	$106,833	$4.59	(4,651)	$(60,163)	$(2.09)
East Texas	4,038	11,818	2.93	1,938	8,964	4.63	2,100	2,854	(1.70)
South Texas	3,245	19,550	6.02	3,504	44,818	12.79	(259)	(25,268)	(6.77)
Appalachia	4,548	8,260	1.82	5,496	21,448	3.90	(948)	(13,188)	(2.08)
Other	6	22	3.67	2,404	16,409	6.83	(2,398)	(16,387)	(3.16)
Total	30,478	$86,320	$2.83	36,634	$198,472	$5.42	(6,156)	$(112,152)	$(2.59)
Production for the three months ended March 31, 2015 decreased by 6.2 Bcfe, or 17%, as compared with the same period in 2014. Significant components of the changes in production were a result of:

•
decreased production in the North Louisiana region primarily due to changes in our drilling program which resulted in production declines in excess of additional volumes from recent wells turned-to-sales. Also, we implemented additional rate restrictions during the flowback of the recent wells turned-to-sales in this region which limited the initial production but are expected to improve the long-term performance of the well.

•	increased production in the East Texas region due to additional development since we resumed our drilling program in this region during 2014.

•
decreased production in the South Texas region primarily due to lower average working interests in recent wells turned-to-sales compared to production declines from the wells included as part of the initial acquisition with higher average working interests. Also, we incurred higher downtime in the current year associated with the construction and maintenance of central production and storage facilities.

•	decreased production in the Appalachia region as a result of production declines as we have not turned a well to sales in the region since late 2013.

•	decreased production in the Other region primarily due to the sale of our interest in Compass during the fourth quarter of 2014.
Oil and natural gas revenues for the three months ended March 31, 2015 decreased by $112.2 million, or 57%, as compared with the same period in 2014. The decrease in revenues was primarily the result of a decrease in oil and natural gas prices as well as decreased production. Our average natural gas sales price decreased 46% to $2.38 per Mcf for the three months ended March 31, 2015 from $4.42 per Mcf for the three months ended March 31, 2014, primarily due to lower market prices. Our average sales price of oil per Bbl decreased 53% to $41.43 per Bbl for the three months ended March 31, 2015 from $88.25 per Bbl for the three months ended March 31, 2014, primarily due to lower market prices.
Oil and natural gas operating costs
The following tables present our operating costs for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014			Quarter to quarter change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$3,204	$1,363	$4,567	$3,616	$1,455	$5,071	$(412)	$(92)	$(504)
East Texas	1,080	106	1,186	698	69	767	382	37	419
South Texas	6,278	40	6,318	5,851	125	5,976	427	(85)	342
Appalachia	2,835	—	2,835	3,373	6	3,379	(538)	(6)	(544)
Other	35	—	35	3,052	542	3,594	(3,017)	(542)	(3,559)
Total	$13,432	$1,509	$14,941	$16,590	$2,197	$18,787	$(3,158)	$(688)	$(3,846)

	Three Months Ended March 31,
	2015			2014			Quarter to quarter change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$0.17	$0.07	$0.24	$0.16	$0.06	$0.22	$0.01	$0.01	$0.02
East Texas	0.27	0.03	0.30	0.36	0.04	0.40	(0.09)	(0.01)	(0.10)
South Texas	1.93	0.01	1.94	1.67	0.04	1.71	0.26	(0.03)	0.23
Appalachia	0.62	—	0.62	0.61	—	0.61	0.01	—	0.01
Other	5.83	—	5.83	1.27	0.23	1.50	4.56	(0.23)	4.33
Total	$0.44	$0.05	$0.49	$0.45	$0.06	$0.51	$(0.01)	$(0.01)	$(0.02)
Oil and natural gas operating costs for the three months ended March 31, 2015 decreased by $3.8 million, or 20%, as compared with the same period in 2014. The decrease in oil and natural gas operating costs was primarily due to the sale of our interest in Compass in the fourth quarter of 2014 and cost reduction efforts in the North Louisiana and Appalachia regions. This was partially offset by higher oil and natural gas operating costs in the East Texas and South Texas regions as a result of additional producing wells compared to prior year. The slight decrease in oil and natural operating costs per Mcfe compared to prior year was primarily due to the sale of our interest Compass which typically had a higher average cost per Mcfe compared to the average for the rest of our properties.
Gathering and transportation
Gathering and transportation expenses for the three months ended March 31, 2015 increased by $1.1 million, or 4%, as compared with the same period in 2014. Gathering and transportation expenses were $0.84 per Mcfe for the three months ended March 31, 2015, as compared to $0.67 per Mcfe for the three months ended March 31, 2014. The increase in gathering and transportation expenses on a per Mcfe basis was primarily due to lower volumes in relation to fixed costs under firm transportation contracts in the East Texas and North Louisiana regions. In addition, a marketing arrangement with a significant purchaser of our natural gas production volumes in North Louisiana was revised in April 2014 resulting in higher gathering and transportation expenses.
Production and ad valorem taxes

The following table presents our production and ad valorem taxes on a percentage of revenue basis and per Mcfe basis for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
North Louisiana	$2,494	5.3%	$0.13	$2,262	2.1%	$0.10
East Texas	126	1.1%	0.03	108	1.2%	0.06
South Texas	2,100	10.7%	0.65	3,252	7.3%	0.93
Appalachia	138	1.7%	0.03	607	2.8%	0.11
Other	3	13.6%	0.50	1,380	8.4%	0.57
Total	$4,861	5.6%	$0.16	$7,609	3.8%	$0.21
Production and ad valorem taxes for the three months ended March 31, 2015 decreased by $2.7 million, or 36%, as compared with the same period in 2014. The decrease was primarily due to lower production volumes and lower commodity prices. The lower commodity prices primarily impacted properties located in Texas since production taxes are based on a fixed percentage of gross value of production sold. The decrease in the rate per Mcfe was primarily due to the sale of our interest in Compass in the fourth quarter of 2014 which typically had higher average production and ad valorem taxes per Mcfe compared to the average for the rest of our properties.
In our North Louisiana region, we currently receive severance tax holidays on certain horizontal wells which reduce the effective rate of these taxes. Our horizontal wells in the state of Louisiana are eligible for an exemption from severance taxes for the earlier of two years from the date of first production or until payout of qualified costs. In July 2014, the state of Louisiana increased its severance tax rate for wells that do not receive exemptions from $0.118 per Mcf to $0.163 per Mcf. In July 2015, the effective severance tax rate will decrease to $0.158 per Mcf.
Depletion, depreciation and amortization
Depletion expense for the three months ended March 31, 2015 decreased by $5.8 million, or 9%, as compared with the same period in 2014 primarily due to a decrease in production. On a per Mcfe basis, the depletion rate for the three months ended March 31, 2015 was $2.03 per Mcfe, compared with $1.85 per Mcfe in the same period in 2014. The increase in the depletion rate was primarily due to downward revisions to our oil and natural gas reserves as a result of lower commodity prices.
Depreciation and amortization costs for the three months ended March 31, 2015 decreased by $1.0 million, or 62%, as compared with the same period in 2014. The decrease was primarily due to lower depreciable assets as a result of the sale of our interest in Compass.

Impairment of oil and natural gas properties
For the three months ended March 31, 2015, we recorded an impairment to our oil and natural gas properties of $276.3 million primarily due to the significant decline in oil and natural gas prices. For the three months ended March 31, 2014, we did not record an impairment to our oil and natural gas properties. We may incur additional impairments to our oil and natural gas properties in 2015 if prices do not increase. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.
General and administrative
The following table presents our general and administrative expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands, except per unit rate)	2015	2014	Quarter to quarter change
General and administrative costs:
Gross general and administrative expense	$26,357	$31,052	$(4,695)
Technical services and service agreement charges	(4,826)	(6,005)	1,179
Operator overhead reimbursements	(3,229)	(3,353)	124
Capitalized salaries and share-based compensation	(3,065)	(4,356)	1,291
General and administrative expense	$15,237	$17,338	$(2,101)
General and administrative expenses for the three months ended March 31, 2015 decreased by $2.1 million, or 12%, compared with the same period in the prior year. Significant components of the changes in general and administrative expenses were a result of:

•
decreased personnel costs of $1.7 million for the three months ended March 31, 2015, compared to the same period in the prior year. The decrease is primarily the result of lower personnel costs from a reduction in our workforce and was partially offset by $2.6 million in severance costs specifically related to the reduction in our workforce in February 2015;

•
decreased various other gross general and administrative expenses of $2.9 million for the three months ended March 31, 2015, compared to the same period in the prior year. These decreases reflect our efforts to reduce our general and administrative costs such as office expenses, travel and software licenses;

•
decreased technical services and service agreement recoveries of $1.2 million for the three months ended March 31, 2015, compared to the same period in the prior year. These decreases were primarily a result of reduced headcount and lower recoveries in connection with our service agreement with Compass; and

•
decreased capitalized salaries and share-based compensation expense of $1.3 million for the three months ended March 31, 2015, compared to the same period in the prior year. These decreases were primarily as a result of a reduction in employee headcount.

The services and investment agreement entered into with ESAS could materially impact our general and administrative expenses in future periods. The agreement will result in cash payments ranging from $3.6 million to $6.0 million on an annual basis based on EXCO’s common share price achieving certain performance hurdles as compared to a peer group. Also, ESAS received warrants to purchase 80,000,000 common shares that are subject to exercisability restrictions based on our common share price achieving certain performance hurdles as compared to the peer group. We currently estimate the fair value of the warrants on the grant date will range from $25.0 million to $35.0 million and the related compensation costs will be recognized over the requisite service period from the grant date to the termination of the agreement. This estimated range may differ from the actual fair value on the grant date and is dependent on factors such as our share price, historical volatility, risk-free rate and performance relative to our peer group. The closing of the transactions contemplated by this agreement is subject to certain conditions, including, among others, certain approvals from our shareholders.

Other operating items
Other operating items were a net gain of $0.2 million for the three months ended March 31, 2015 compared with a net loss of $2.7 million for the three months ended March 31, 2014. The net gain for the three months ended March 31, 2015 was primarily due to income from surface acreage that we own in the South Texas region. The net loss for the three months ended March 31, 2014 primarily consisted of legal expenses.
Interest expense, net
The following table presents our interest expense, net for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands)	2015	2014	Quarter to quarter change
Interest expense, net:
2018 Notes	$14,413	$14,387	$26
2022 Notes	10,625	—	10,625
EXCO Resources Credit Agreement	1,629	7,925	(6,296)
Compass Production Partners Credit Agreement	—	606	(606)
Amortization of deferred financing costs	4,525	1,971	2,554
Capitalized interest	(3,734)	(4,790)	1,056
Other	32	65	(33)
Total interest expense, net	$27,490	$20,164	$7,326
Interest expense, net for the three months ended March 31, 2015 increased $7.3 million from the same period in 2014. The increase in interest expense was primarily due to higher average interest rates as a result of the issuance of the 2022 Notes and was partially offset by lower average indebtedness. The increase in the amortization of deferred financing costs was primarily due to the acceleration of costs associated with the reduction in our borrowing base under the EXCO Resources Credit Agreement in February 2015. The reduction in capitalized interest was related to lower balances of unproved oil and natural gas properties.
Derivative financial instruments
Our oil and natural gas derivative financial instruments resulted in net gain of $23.7 million and net loss of $43.0 million for the three months ended March 31, 2015 and 2014, respectively. Based on the nature of our derivative contracts, increases in the related commodity price typically result in a decrease to the value of our derivatives contracts. The significant fluctuations demonstrate the high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
The following table presents our natural gas prices, before and after the impact of the cash settlement of our derivative financial instruments:

	Three Months Ended March 31,
Average realized pricing:	2015	2014	Quarter to quarter change
Natural gas equivalent (Mcfe)	$2.83	$5.42	$(2.59)
Cash settlements (payments) on derivative financial instruments, per Mcfe	0.91	(0.54)	1.45
Net price per Mcfe, including derivative financial instruments	$3.74	$4.88	$(1.14)
Our total cash receipts for the three months ended March 31, 2015 were $27.6 million, or $0.91 per Mcfe, compared to cash payments $19.8 million, or $0.54 per Mcfe, for the three months ended March 31, 2014. As noted above, the significant fluctuations between settlements on our derivative financial instruments demonstrate the volatility in commodity prices.

Income taxes
Our effective income tax rate for the three months ended March 31, 2015 and 2014 was zero, primarily due to prior losses arising from impairments of oil and natural gas properties which created deferred tax assets. These deferred tax assets have been fully reserved with valuation allowances. Our accumulated valuation allowance as of March 31, 2015 was approximately $951.2 million and can be used to offset future taxable income. We will continue to recognize deferred tax valuation allowances until the realization of deferred benefits becomes more likely than not. The effective income tax rates, excluding the impact of the valuation allowances, would have been 39.1% for the three months ended March 31, 2015 and 5.1% for the three months ended March 31, 2014. The effective tax rates, excluding the impact of the valuation allowance, differ from the statutory tax rates primarily due to permanent differences between the amounts recorded for financial reporting purposes and the amounts used for income tax purposes.

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
Recent events affecting liquidity

On February 6, 2015, we amended the EXCO Resources Credit Agreement which decreased our borrowing base from $900.0 million to $725.0 million as a result of the decline in oil and natural gas prices. The next borrowing base redetermination for the EXCO Resources Credit Agreement will occur in August 2015. In addition, the financial covenants were amended to include an Interest Coverage Ratio and Secured Indebtedness Ratio. The Leverage Ratio was suspended until the fourth quarter of 2016 and the ratio requirements thereafter were modified.
As a result of the decline in commodity prices, we have reduced our capital expenditures and implemented cost reduction initiatives in order to mitigate the impact on our cash flows and liquidity. Our 2015 capital budget is expected to exceed our cash flows from operations and the deficit will be funded with borrowings under the EXCO Resources Credit Agreement. We have negotiated reductions in development and operating costs with several key vendors and plan to continue to pursue further reductions. Also, we have implemented initiatives to reduce our general and administrative costs including a 15% reduction in our workforce in February 2015. We are continuously evaluating transactions that would further enhance our liquidity and provide us with additional financial flexibility. This may include, but is not limited to, plans to refinance our existing indebtedness, incur additional indebtedness, issue equity or divest assets. We believe this strategy will allow us to preserve our liquidity in order to execute on our development program and corporate strategies.

The following table presents our liquidity as of March 31, 2015:

(in thousands)	March 31, 2015
EXCO Resources Credit Agreement	$247,492
2018 Notes (1)	750,000
2022 Notes	500,000
Total debt	$1,497,492
Net debt	$1,449,992
Borrowing base	$725,000
Unused borrowing base (2)	$470,935
Cash (3)	$47,500
Unused borrowing base plus cash	$518,435

(1)	Excludes unamortized discount of $5.6 million as of March 31, 2015.

(2)	Net of $6.6 million in letters of credit as of March 31, 2015.

(3)	Includes restricted cash of $21.9 million as of March 31, 2015.
Credit agreements and long-term debt
As of March 31, 2015, our consolidated debt consisted of the EXCO Resources Credit Agreement, the 2018 Notes and the 2022 Notes (see "Note 9. Debt" in the Notes to our Condensed Consolidated Financial Statements for a further description of each agreement).
As of March 31, 2015, we were in compliance with the financial covenants (each as defined in the EXCO Resources Credit Agreement):

•	our consolidated current ratio of 1.9 to 1.0 exceeded the minimum of at least 1.0 to 1.0 as of the end of any fiscal quarter;

•	our Interest Coverage Ratio of 3.0 to 1.0 exceeded the minimum of at least 2.0 to 1.0 as of the end of any fiscal quarter; and

•	our Secured Indebtedness Ratio of 0.8 to 1.0 did not exceed the maximum of 2.5 to 1.0 as of the end of any fiscal quarter.
The indentures governing the 2018 Notes and 2022 Notes contain incurrence covenants which restrict our ability to incur additional indebtedness or pledge assets. These incurrence covenants include a limitation on our indebtedness that is based, in part, on the greater of a monetary threshold or the value of our assets. Therefore, our ability to incur additional indebtedness could be limited under the indentures to the extent that low oil and natural gas prices negatively impact the value of our assets.
While we believe that our capital resources from existing cash balances, anticipated cash flow from operating activities and available borrowing capacity under the EXCO Resources Credit Agreement will be adequate to execute our corporate strategies and to meet debt service obligations, there are certain risks arising from volatility in oil and/or natural gas prices that could restrict our liquidity or impact our ability to meet debt covenants in future periods. Accordingly, our ability to effectively execute our corporate strategies and manage our operating, general and administrative expenses and capital expenditure programs is critical to our financial condition, liquidity and our results of operations.
Significant reductions in our borrowing capacity as a result of a redetermination of our borrowing base under the EXCO Resources Credit Agreement could have an impact on our capital resources and liquidity. The borrowing base redetermination process considers assumptions related to future commodity prices; therefore, our borrowing capacity could be negatively impacted by further declines in oil and natural gas prices.
Our ability to maintain compliance with debt covenants is negatively impacted when oil and/or natural gas prices and/or production declines over an extended period of time. In particular, our Interest Coverage Ratio, Secured Indebtedness Ratio, and Leverage Ratio, each as defined in the EXCO Resources Credit Agreement, are computed using EBITDAX for a trailing period.
In the event that our liquidity is not sufficient to fund our operating activities and development program or we are not able to meet our debt covenants in future periods, we may attempt to refinance all or part of our existing debt, sell assets, incur additional indebtedness or raise equity. These alternatives may not be available on terms acceptable to us, which could adversely affect our business, financial condition and results of operations. Further, failing to comply with the financial and other restrictive covenants in the EXCO Resources Credit Agreement, 2018 Notes and 2022 Notes could result in an event of default, which could adversely affect our business, financial condition and results of operations. Also, we may be required to surrender certain assets pursuant to the security provisions of the EXCO Resources Credit Agreement if we are not able to meet our debt covenants in future periods. See "Note 9. Debt" in the Notes to our Condensed Consolidated Financial Statements for a description of our covenants under the EXCO Resources Credit Agreement, 2018 Notes and 2022 Notes.
Capital expenditures
For the three months ended March 31, 2015, our capital expenditures totaled $102.9 million, of which $91.6 million was related to drilling and development activities. Our development program during the three months ended March 31, 2015 included three operated drilling rigs focused on the Haynesville and Bossier shales in the Shelby area of East Texas and Caddo Parish of North Louisiana. The development program included completion activities in Caddo and DeSoto Parishes, Louisiana. We continued our development program in the South Texas region which included an average of one operated drilling rig focused on the Eagle Ford shale and the Buda formation. We also drilled an appraisal well in the Marcellus shale in Northeast Pennsylvania which is expected to be turned-to-sales during the second half of the year. In response to the downturn in commodity prices, we have negotiated reductions in service costs with certain key vendors utilized in our drilling and completion activities and plan to pursue further reductions.
The following table presents our capital expenditures for the three months ended March 31, 2015 and our forecasted capital expenditures for the remainder of 2015. Our capital program allocates a higher proportionate share of our expenditures towards the beginning of the year primarily as a result of completion activities related to wells that were in various stages of the development process at the end of 2014.

	Three Months Ended	April - December Forecast	Full Year Forecast
(in thousands)	March 31, 2015	2015	2015
Capital expenditures:
Development capital expenditures	$91,568	$123,432	$215,000
Field operations, gathering and water pipelines	2,471	13,529	16,000
Land and capitalized costs	8,865	35,135	44,000
Total	$102,904	$172,096	$275,000
Capital commitments
We have a participation agreement with a joint venture partner in our core area of the Eagle Ford shale to mitigate the impact of development expenditures on our capital resources and liquidity ("Participation Agreement"). The Participation Agreement requires us to offer to purchase our joint venture partner's interests in wells that have been on production for at least one year. The offers are made on a quarterly basis for a group of wells based on prices defined in the Participation Agreement, subject to specific well criteria and return hurdles. The wells included in the offer process that meet all of the specific well criteria are deemed to be "Committed Wells" and wells that do not meet the criteria are deemed to be "Uncertainty Wells." Our joint venture partner is required to accept our offer on Committed Wells if they meet the established return thresholds and may accept our offers on Uncertainty Wells.
As of March 31, 2015, we had spud 92 wells and turned-to-sales 72 wells since the inception of the Participation Agreement. There were 16 wells in various stages of development as of March 31, 2015 that will be turned-to-sales during the remainder of 2015 and included in future offers. The timing of these offers is dependent upon the date these wells are turned-to-sales, downtime during the year preceding the offer process and other factors. As of March 31, 2015, we had approximately 97 locations remaining to be drilled in the area under the Participation Agreement. The future development plans in this region are dependent on market conditions and operational decisions that impact the number of locations including spacing between wells, lateral lengths and other factors. Furthermore, any of the remaining locations that are not drilled prior to July 31, 2018 will not be subject to the offer process.
We made our first offer for 7 gross (3.8 net) wells drilled under the Participation Agreement during the first quarter of 2015 for a total offer price of $15.0 million. This included 1 gross (0.5 net) Committed Well and 6 gross (3.3 net) Uncertainty Wells. Our joint venture partner accepted our offer on 3 gross (1.4 net) wells and exercised their right to retain an undivided 15% of their collective interest in the Committed Well. The total purchase price was $7.6 million and the acquisition closed on March 11, 2015. We made our second offer in April 2015 which included a total of 10 gross (5.2 net) wells for a total offer price of $14.0 million. The offer consisted of 2 gross (1.1 net) Committed Wells for approximately $3.2 million and 8 gross (4.1 net) Uncertainty Wells for approximately $10.8 million. The offer for the Committed Wells did not meet the specified return hurdle; therefore, our joint venture partner will not be required to sell us the wells included in this offer. Our total purchase price will depend on our joint venture partner's acceptance of the offer as well as our joint venture partner's option to retain an undivided 15% of their collective interest in certain wells. If our joint venture partner accepts any of the offers, we expect the offer and acceptance process to be completed and the acquisition to close in the second quarter of 2015.
We currently estimate that 25 to 30 additional wells will qualify to be included in offers during the remainder of 2015 and 40 to 50 additional wells will qualify to be included in offers during 2016. However, the extent and timing of these acquisitions in future periods will be dependent on the terms and conditions of the offer process. The amounts for future acquisitions will depend on future reserves, commodity prices, capital expenditures, production, revenues, expenses, as well as our joint venture partner's intentions to accept offers and exercise their right to retain an interest. As such, it is not possible to reasonably estimate the amounts for future acquisitions under the agreement. If our offers for the wells included in the first four quarters of the offer process do not meet the established return thresholds, we must increase our offer to meet the thresholds or our joint venture partner will no longer be required to accept future offers for Committed Wells that meet the established return thresholds. If we do not meet this requirement, this could prevent us from acquiring additional working interests in properties from our joint venture partner under the Participation Agreement.

Historical sources and uses of funds

Our primary sources of cash for the three months ended March 31, 2015 were cash flows from operations and borrowings under the EXCO Resources Credit Agreement.
Net increases (decreases) in cash are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net cash provided by operating activities	$56,530	$200,334
Net cash used in investing activities	(120,246)	(23,744)
Net cash provided by (used in) financing activities	43,058	(132,561)
Net increase (decrease) in cash	$(20,658)	$44,029
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
For the three months ended March 31, 2015, our net cash provided by operating activities was $56.5 million as compared to $200.3 million for the three months ended March 31, 2014. The decrease was primarily attributable to lower revenues from lower production and decreased oil and natural gas prices. In addition, the decrease was due to changes in accounts payable which was primarily due to lower collections from advance billings to other working interest owners in the Eagle Ford shale as well as lower collections of revenues that are payable to other owners. The decrease was partially offset by cash receipts of $27.6 million on derivative contracts for the three months ended March 31, 2015 compared to cash payments of $19.8 million for the same period in the prior year.
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
For the three months ended March 31, 2015, our net cash used in investing activities was $120.2 million primarily due to our drilling and development activities in the East Texas, North Louisiana and South Texas regions. The cash used in investing activities for the three months ended March 31, 2015 included a significant amount of expenditures related to the wells drilled in 2014. For the three months ended March 31, 2014, our net cash used in investing activities was $23.7 million primarily due to drilling and development activities in the East Texas, North Louisiana and South Texas regions. This was partially offset by approximately $68.2 million of proceeds received from the sale of our interest in certain non-operated assets in the Permian Basin.

Financing activities
For the three months ended March 31, 2015, our net cash provided by financing activities was $43.1 million primarily due to $45.0 million in borrowings under the EXCO Resources Credit Agreement. For the three months ended March 31, 2014, our net cash used in financing activities was $132.6 million primarily due to $388.6 million in repayments of the outstanding borrowings under the EXCO Resources Credit Agreement and $13.5 million of dividend payments. This was partially offset by approximately $272.9 million of net proceeds received from the Rights Offering.
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
Our derivative financial instruments are comprised of oil and natural gas swaps, basis swaps, three-way collars and call option contracts. As of March 31, 2015, we had derivative financial instruments in place for the volumes and prices shown below:

(in thousands, except prices)	NYMEX gas volume - Mmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Bbls	Weighted average contract price per Bbl
Swaps:
Remainder of 2015	37,813	$4.02	963	$86.44
2016	9,150	3.37	183	63.15
2017	7,300	3.42	—	—
Basis swaps:
Remainder of 2015	—	—	69	6.10
Call options:
Remainder of 2015	15,125	4.29	275	100.00
Three-way collars:
Remainder of 2015	20,625		—
Sold call		4.47		—
Purchased put		3.83		—
Sold put		3.33		—
2016	10,980		—
Sold call		4.80		—
Purchased put		3.90		—
Sold put		3.40		—
We had derivative financial instruments that covered approximately 64% of production volumes during the three months ended March 31, 2015.
See further details on our derivative financial instruments in "Note 7. Derivative financial instruments" and "Note 8. Fair value measurements" in the Notes to our Condensed Consolidated Financial Statements.
Off-balance sheet arrangements
As of March 31, 2015, we had no arrangements or any guarantees of off-balance sheet debt to third parties.
Contractual obligations and commercial commitments
There have been no material changes outside the ordinary course of business to our contractual obligations and commercial commitments since December 31, 2014.

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
Our use of derivative financial instruments could have the effect of reducing our revenues and the value of our securities. For the three months ended March 31, 2015, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $12.9 million for our oil and natural gas swap contracts. The ultimate settlement amount of our outstanding derivative financial instrument contracts is dependent on future commodity prices. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
Interest rate risk

At March 31, 2015, our exposure to interest rate changes related primarily to borrowings under the EXCO Resources Credit Agreement. The interest rate per annum on the 2018 Notes is fixed at 7.5% and the interest rate per annum on the 2022 Notes is fixed at 8.5%. Interest is payable on borrowings under the EXCO Resources Credit Agreement based on a floating rate as more fully described in "Note 9. Debt" in the Notes to our Condensed Consolidated Financial Statements. At March 31, 2015, we had approximately $247.5 million in outstanding borrowings under the EXCO Resources Credit Agreement. A 1% increase in interest rates (100 bps) based on the variable borrowings as of March 31, 2015 would result in an increase in our interest expense of approximately $2.5 million per year. The interest we pay on these borrowings is set periodically based upon market rates.

Item 4.     Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Exchange Act, EXCO's management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that EXCO's disclosure controls and procedures were effective as of March 31, 2015 to ensure that information that is required to be disclosed by EXCO in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to EXCO's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in EXCO's internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, EXCO's internal control over financial reporting.

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

Issuance of Warrants
On March 31, 2015, we issued warrants to ESAS in four tranches to purchase an aggregate of 80,000,000 common shares as performance incentives under the services and investment agreement with ESAS. The table below lists the number of common shares issuable upon exercise of the warrants at each exercise price and the term of the warrants.

Number of shares issuable	Exercise Price	Term (in months)
15,000,000	$2.75	49
20,000,000	$4.00	60
20,000,000	$7.00	72
25,000,000	$10.00	72

Exercisability of the warrants is subject to EXCO’s common share price achieving certain performance hurdles as compared to a peer group. If the services and investment agreement is not terminated before March 31, 2019, and EXCO’s performance rank is in the bottom half of the peer group, then the warrants will be forfeited and void. The number of exercisable shares under the warrants increases linearly from 32,000,000 to 80,000,000 as EXCO’s performance rank increases from the 50th to 75th percentile, as compared to the peer group. If EXCO’s performance rank is in the 75th percentile or above, then all 80,000,000 warrants will be exercisable.

Prior to March 31, 2019, (a) if EXCO terminates the services and investment agreement for any reason other than an ESAS Forfeiture Event (as defined in the services and investment agreement), or ESAS terminates the services and investment agreement for an EXCO Forfeiture Event (as defined in the services and investment agreement), then 100% of the warrants will fully vest and become exercisable and (b) if ESAS terminates the services and investment agreement for any reason other than an EXCO Forfeiture Event, or EXCO terminates the services and investment agreement for an ESAS Forfeiture Event, then one hundred percent (100%) of the warrants will be canceled and forfeited. The warrants automatically terminate and become void and of no force or effect if the closing of the transactions contemplated by the services and investment agreement does not occur.

The warrants were issued as partial consideration for the advisory services that ESAS agreed to provide to EXCO under the services and investment agreement. The issuance of the warrants by EXCO to ESAS was, and the issuance of any common shares upon the exercise of the warrants by EXCO to ESAS will be, exempt from registration pursuant to Section 4(a)(2) of the Securities Act, and the safe harbor provided by Rule 506, promulgated thereunder. ESAS represented, among other things, that it is an accredited investor, it has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of its investment in the securities acquired, that it understands and is able to bear any economic risks associated with its investment and that it was acquiring the securities for investment for its own account, and not with a view to, for resale in connection with, any distribution thereof, and appropriate legends were placed on the warrants. See our Current Report on Form 8-K that was filed with the SEC on April 2, 2015 for additional information concerning the services and investment agreement and the issuance of the warrants.

Issuer repurchases of common shares
The following table details our repurchase of common shares for the three months ended March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2015 - January 31, 2015	—	$—	—	$192.5
February 1, 2015 - February 28, 2015	—	—	—	192.5
March 1, 2015 - March 31, 2015	—	—	—	192.5
Total	—	$—	—

(1)	On July 19, 2010, we announced a $200.0 million share repurchase program.

Item 6.	Exhibits

See “Index to Exhibits” for a description of our exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC.
(Registrant)

Date:	April 29, 2015	/s/ Harold L. Hickey
Harold L. Hickey
Chief Executive Officer and President

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

4.7
First Amended and Restated Registration Rights Agreement dated as of December 30, 2005, by and among EXCO Holdings Inc. and the Initial Holders (as defined therein), filed as an Exhibit to EXCO’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 333-129935), filed on January 6, 2006 and incorporated by reference herein.

4.8
Registration Rights Agreement, dated March 28, 2007, by and among EXCO Resources, Inc. and the other parties thereto with respect to the 7.0% Cumulative Convertible Perpetual Preferred Stock and the Hybrid Preferred Stock, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

4.9
Registration Rights Agreement, dated March 28, 2007, by and among EXCO Resources, Inc. and the other parties thereto with respect to the Hybrid Preferred Stock, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

4.10
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

4.11
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

10.17
Amendment to Joint Development Agreement, dated October 14, 2014, by and among BG US Production Company, LLC and EXCO Operating Company, LP, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2014 filed on February 25, 2015 and incorporated by reference herein.

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

10.20
Amendment to Joint Development Agreement, dated October 14, 2014, by and among EXCO Production Company (PA), LLC, EXCO Production Company (WV), LLC, BG Production Company, (PA), LLC, BG Production Company, (WV), LLC and EXCO Resources (PA), LLC, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2014 filed on February 25, 2015 and incorporated by reference herein.

10.21
Second Amended and Restated Limited Liability Company Agreement of EXCO Resources (PA), LLC, dated June 1, 2010, by and among EXCO Holding (PA), Inc., BG US Production Company, LLC and EXCO Resources (PA), LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated June 1, 2010 and filed on June 7, 2010 and incorporated by reference herein.

10.22
Amendment to Second Amended and Restated Limited Liability Company Agreement of EXCO Resources (PA), LLC, dated October 14, 2014, by and among EXCO Holding (PA), Inc., BG US Production Company, LLC and EXCO Resources (PA), LLC, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2014 filed on February 25, 2015 and incorporated by reference herein.

10.23
Second Amended and Restated Limited Liability Company Agreement of Appalachia Midstream, LLC, dated June 1, 2010, by and among EXCO Holding (PA), Inc., BG US Production Company, LLC and Appalachia Midstream, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated June 1, 2010 and filed on June 7, 2010 and incorporated by reference herein.

10.24
Amendment to Second Amended and Restated Limited Liability Company Agreement of Appalachia Midstream, LLC (n/k/a EXCO Appalachia Midstream, LLC), dated October 14, 2014, by and among EXCO Holding (PA), Inc., BG US Production Company, LLC and EXCO Appalachia Midstream, LLC, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2014 filed on February 25, 2015 and incorporated by reference herein.

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

10.41
Bonus and Retention Agreement, dated January 17, 2014, by and between Harold L. Hickey and EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated January 17, 2014 and filed on January 24, 2014 and incorporated by reference herein.*

10.42
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

10.43	EXCO Resources, Inc. 2014 Management Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 21, 2014 and filed on April 25, 2014 and incorporated by reference herein.*

10.44
Amendment Number One to the EXCO Resources, Inc. Management Incentive Plan, effective as of September 1, 2014, filed as an Exhibit to Amendment No. 1 to EXCO's Current Report on Form 8-K/A, dated August 6, 2014 and filed on September 5, 2014 and incorporated by reference herein.*

10.45
EXCO Resources, Inc. 2015 Management Incentive Plan, dated March 4, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 4, 2015 and filed on March 10, 2015 and incorporated by reference herein.*

10.46
Retention Agreement, effective as of September 1, 2014, by and between Richard A. Burnett and EXCO Resources, Inc., filed as an Exhibit to Amendment No. 1 to EXCO's Current Report on Form 8-K/A, dated August 6, 2014 and filed on September 5, 2014 and incorporated by reference herein.*

10.47
Services and Investment Agreement, dated as of March 31, 2015, by and among EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 31, 2015 and filed on April 2, 2015 and incorporated by reference herein.

10.48	Form of Nomination Letter Agreement, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 31, 2015 and filed on April 2, 2015 and incorporated by reference herein.

10.49	Warrant, dated as of March 31, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 31, 2015 and filed on April 2, 2015 and incorporated by reference herein.

10.50	Warrant, dated as of March 31, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 31, 2015 and filed on April 2, 2015 and incorporated by reference herein.

10.51	Warrant, dated as of March 31, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 31, 2015 and filed on April 2, 2015 and incorporated by reference herein.

10.52	Warrant, dated as of March 31, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 31, 2015 and filed on April 2, 2015 and incorporated by reference herein.

10.53
Registration Rights Agreement, dated as of April 21, 2015, by and between EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 21, 2015 and filed on April 27, 2015 and incorporated by reference herein.

10.54
Registration Rights Waiver, dated as of April 10, 2015, by and among EXCO Resources, Inc. and Jeffrey D. Benjamin, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 21, 2015 and filed on April 27, 2015 and incorporated by reference herein.

10.55
Registration Rights Waiver, dated as of April 10, 2015, by and among EXCO Resources, Inc. and Robert L. Stillwell, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 21, 2015 and filed on April 27, 2015 and incorporated by reference herein.

10.56
Registration Rights Waiver, dated as of April 10, 2015, by and among EXCO Resources, Inc. and Harold L. Hickey, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 21, 2015 and filed on April 27, 2015 and incorporated by reference herein.

10.57
Registration Rights Waiver, dated as of April 13, 2015, by and among EXCO Resources, Inc. and Advent Capital (No. 3) Limited, Clearwater Insurance Company, Clearwater Select Insurance Company, Fairfax Financial Holdings Master Trust Fund, Northbridge General Insurance Company, Odyssey Reinsurance Company, RiverStone Insurance Limited, Zenith Insurance Company and Hamblin Watsa Investment Counsel, Ltd., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 21, 2015 and filed on April 27, 2015 and incorporated by reference herein.

10.58
Registration Rights Waiver, dated as of April 13, 2015, by and among EXCO Resources, Inc. and OCM EXCO Holdings, LLC, OCM Principal Opportunities Fund IV Delaware, L.P., OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P. and Oaktree Value Opportunities Fund Holdings, L.P., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 21, 2015 and filed on April 27, 2015 and incorporated by reference herein.

10.59
Registration Rights Waiver, dated as of April 21, 2015, by and among EXCO Resources, Inc. and WLR IV Exco AIV One, L.P., WLR IV Exco AIV Two, L.P., WLR IV Exco AIV Three, L.P., WLR IV Exco AIV Four, L.P., WLR IV Exco AIV Five, L.P., WLR IV Exco AIV Six, L.P., WLR Select Co-Investment XCO AIV, L.P., WLR/GS Master Co-Investment XCO AIV, L.P. and WLR IV Parallel ESC, L.P., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 21, 2015 and filed on April 27, 2015 and incorporated by reference herein.

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