Form 10-Q
period 2015-06-30
EXCO RESOURCES INC
filed 2015-07-27
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

The number of shares of common stock, par value $0.001 per share, outstanding as of July 24, 2015 was 277,186,096.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,907	$46,305
Restricted cash	17,581	23,970
Accounts receivable, net:
Oil and natural gas	55,479	81,720
Joint interest	40,231	65,398
Other	8,164	8,945
Derivative financial instruments	55,111	97,278
Inventory and other	7,859	7,150
Total current assets	234,332	330,766
Equity investments	55,188	55,985
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	248,196	276,025
Proved developed and undeveloped oil and natural gas properties	3,385,948	3,852,073
Accumulated depletion	(2,537,476)	(2,414,461)
Oil and natural gas properties, net	1,096,668	1,713,637
Other property and equipment, net	23,937	24,644
Deferred financing costs, net	26,385	30,636
Derivative financial instruments	3,772	2,138
Deferred income taxes	18,669	35,935
Goodwill	163,155	163,155
Total assets	$1,622,106	$2,356,896

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)	June 30, 2015	December 31, 2014
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$93,721	$110,211
Revenues and royalties payable	135,180	152,651
Drilling advances	30,077	37,648
Accrued interest payable	26,046	26,265
Current portion of asset retirement obligations	1,769	1,769
Income taxes payable	—	—
Deferred income taxes	18,669	35,935
Derivative financial instruments	320	892
Total current liabilities	305,782	365,371
Long-term debt	1,537,243	1,446,535
Asset retirement obligations	36,502	34,986
Commitments and contingencies	—	—
Shareholders’ equity:
Common shares, $0.001 par value; 350,000,000 authorized shares; 274,328,625 shares issued and 273,750,583 shares outstanding at June 30, 2015; 274,351,756 shares issued and 273,773,714 shares outstanding at December 31, 2014	270	270
Additional paid-in capital	3,507,050	3,502,209
Accumulated deficit	(3,757,126)	(2,984,860)
Treasury shares, at cost; 578,042 shares at June 30, 2015 and December 31, 2014	(7,615)	(7,615)
Total shareholders’ equity	(257,421)	510,004
Total liabilities and shareholders’ equity	$1,622,106	$2,356,896

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenues:
Oil	$31,545	$56,055	$52,428	$108,385
Natural gas	62,197	126,911	127,634	273,053
Total revenues	93,742	182,966	180,062	381,438
Costs and expenses:
Oil and natural gas operating costs	14,135	15,827	29,076	34,614
Production and ad valorem taxes	5,603	7,364	10,464	14,973
Gathering and transportation	24,785	26,038	50,500	50,651
Depletion, depreciation and amortization	61,658	67,253	124,147	136,528
Impairment of oil and natural gas properties	394,327	—	670,654	—
Accretion of discount on asset retirement obligations	568	695	1,124	1,376
General and administrative	12,597	19,504	27,834	36,842
Other operating items	1,534	2,973	1,346	5,719
Total costs and expenses	515,207	139,654	915,145	280,703
Operating income (loss)	(421,465)	43,312	(735,083)	100,735
Other income (expense):
Interest expense, net	(25,571)	(25,968)	(53,061)	(46,132)
Gain (loss) on derivative financial instruments	(6,631)	(14,718)	17,079	(57,740)
Other income	47	77	98	123
Equity income (loss)	(535)	(410)	(1,300)	701
Total other expense	(32,690)	(41,019)	(37,184)	(103,048)
Income (loss) before income taxes	(454,155)	2,293	(772,267)	(2,313)
Income tax expense	—	—	—	—
Net income (loss)	$(454,155)	$2,293	$(772,267)	$(2,313)
Earnings (loss) per common share:
Basic:
Net income (loss)	$(1.67)	$0.01	$(2.84)	$(0.01)
Weighted average common shares outstanding	271,549	270,492	271,536	265,631
Diluted:
Net income (loss)	$(1.67)	$0.01	$(2.84)	$(0.01)
Weighted average common shares and common share equivalents outstanding	271,549	271,226	271,536	265,631

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Operating Activities:
Net loss	$(772,267)	$(2,313)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	124,147	136,528
Share-based compensation expense	3,119	3,252
Accretion of discount on asset retirement obligations	1,124	1,376
Impairment of oil and natural gas properties	670,654	—
(Income) loss from equity method investments	1,300	(701)
(Gain) loss on derivative financial instruments	(17,079)	57,740
Cash receipts (payments) of derivative financial instruments	57,039	(34,469)
Amortization of deferred financing costs and discount on debt issuance	6,975	7,697
Effect of changes in:
Restricted cash	(600)	—
Accounts receivable	50,758	30,796
Other current assets	790	(577)
Accounts payable and other current liabilities	(17,756)	68,793
Net cash provided by operating activities	108,204	268,122
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment	(204,600)	(197,341)
Property acquisitions	(7,608)	(426)
Proceeds from disposition of property and equipment	7,397	76,266
Restricted cash	6,989	5,349
Net changes in advances to joint ventures	5,756	(10,540)
Equity method investments	(503)	1,749
Net cash used in investing activities	(192,569)	(124,943)
Financing Activities:
Borrowings under credit agreements	90,000	—
Repayments under credit agreements	—	(882,424)
Proceeds received from issuance of 2022 Notes	—	500,000
Proceeds (payments) for issuance of common shares, net	(2)	271,772
Payments of common share dividends	(15)	(27,066)
Deferred financing costs and other	(2,016)	(10,066)
Net cash provided by (used in) financing activities	87,967	(147,784)
Net increase (decrease) in cash	3,602	(4,605)
Cash at beginning of period	46,305	50,483
Cash at end of period	$49,907	$45,878
Supplemental Cash Flow Information:
Cash interest payments	$52,069	$39,576
Income tax payments	—	—
Supplemental non-cash investing and financing activities:
Capitalized share-based compensation	$1,936	$2,955
Capitalized interest	7,027	10,255
Issuance of common shares for director services	100	129

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common shares		Subscription rights		Treasury shares		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	218,783	$215	54,575	$55	(539)	$(7,479)	$3,219,748	$(3,064,634)	$147,905
Issuance of common shares	54,579	55	(54,575)	(55)	—	—	271,901	—	271,901
Share-based compensation	—	—	—	—	—	—	6,200	—	6,200
Restricted shares issued, net of cancellations	(84)	—	—	—	—	—	—	—	—
Common share dividends	—	—	—	—	—	—	—	(27,111)	(27,111)
Net loss	—	—	—	—	—	—	—	(2,313)	(2,313)
Balance at June 30, 2014	273,278	$270	—	$—	(539)	$(7,479)	$3,497,849	$(3,094,058)	$396,582
Balance at December 31, 2014	274,352	$270	—	$—	(578)	$(7,615)	$3,502,209	$(2,984,860)	$510,004
Issuance of common shares	—	—	—	—	—	—	98	—	98
Share-based compensation	—	—	—	—	—	—	4,743	—	4,743
Restricted shares issued, net of cancellations	(23)	—	—	—	—	—	—	—	—
Common share dividends	—	—	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	—	—	(772,267)	(772,267)
Balance at June 30, 2015	274,329	$270	—	$—	(578)	$(7,615)	$3,507,050	$(3,757,126)	$(257,421)

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
The accompanying Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014 are for EXCO and its subsidiaries. The condensed consolidated financial statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain reclassifications have been made to prior period information to conform to current period presentation.
We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in the opinion of management, such financial statements reflect all adjustments necessary to fairly present the consolidated financial position of EXCO at June 30, 2015 and its results of operations and cash flows for the periods presented. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes included in EXCO's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 25, 2015, as amended by Amendment No. 1 to Annual Report on Form 10-K/A, filed with the SEC on April 10, 2015 ("2014 Form 10-K").
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
Goodwill
We perform an impairment test for goodwill at least annually or more frequently as impairment indicators arise. Our impairment test is typically performed during the fourth quarter; however, we performed an impairment test as of June 30, 2015 as a result of continued depressed commodity prices and recent impairments of oil and natural gas properties. As a result of our testing, the fair value of our business exceeded the carrying value of net assets and we did not record an impairment charge during the second quarter of 2015.
Recent accounting pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We currently recognize debt issuance costs as assets on our balance sheet. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. We are currently assessing the potential impact the adoption of ASU 2015-03 will have on our consolidated financial statements.

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
We closed the first acquisition of our joint venture partner's interest in 3 gross (1.4 net) wells on March 11, 2015 for a total purchase price of $7.6 million. We revised our second offer in July 2015 based on an independent evaluation from a reserve engineering firm, which included a total of 10 gross (5.2 net) wells for a total offer price of $16.3 million. Our joint venture partner did not accept our offer and these wells will be included in future offers. The offer for these wells did not meet the specified return hurdle in the Participation Agreement; therefore, our joint venture partner was not required to sell us the wells included in this offer. Our next offer will occur in the third quarter of 2015, which is expected to include a total of up to 26 gross (13.6 net) wells. The total purchase price will depend on our joint venture partner's acceptance of the offer as well as our joint venture partner's option to retain an undivided 15% of their collective interest in certain wells. If our joint venture partner accepts the offer, we expect the offer and acceptance process to be completed and the acquisition to close in the third quarter of 2015.

4.Asset retirement obligations

The following is a reconciliation of our asset retirement obligations for the six months ended June 30, 2015:

(in thousands)
Asset retirement obligations at beginning of period	$36,755
Activity during the period:
Liabilities incurred during the period	693
Liabilities settled during the period	(65)
Adjustment to liability due to acquisitions	43
Adjustment to liability due to divestitures	(279)
Accretion of discount	1,124
Asset retirement obligations at end of period	38,271
Less current portion	1,769
Long-term portion	$36,502
Our asset retirement obligations are determined using discounted cash flow methodologies based on inputs and assumptions developed by management. We do not have any assets that are legally restricted for purposes of settling asset retirement obligations.

5.Oil and natural gas properties

We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs of oil and natural gas properties. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment or the need to transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. The majority of our undeveloped properties are held-by-production, which reduces the risk of impairment as a result of lease expirations. There were no impairments of unproved properties during the six months ended June 30, 2015 and 2014.
At the end of each quarterly period, companies that use the full cost method of accounting for their oil and natural gas properties must compute a limitation on capitalized costs ("ceiling test"). The ceiling test involves comparing the net book value of the full cost pool, after taxes, to the full cost ceiling limitation defined below. In the event the full cost ceiling limitation is less than the full cost pool, we are required to record an impairment of our oil and natural gas properties. The full cost ceiling limitation is computed as the sum of the present value of estimated future net revenues from our proved reserves by applying the average price as prescribed by the SEC, less estimated future expenditures (based on current costs) to develop and produce the proved reserves, discounted at 10%, plus the cost of properties not being amortized and the lower of cost or estimated fair value of unproved properties included in the costs being amortized, net of income tax effects.
The ceiling test for each period presented was based on the following average spot prices, in each case adjusted for quality factors and regional differentials to derive estimated future net revenues. Prices presented in the table below are the trailing 12 month simple average spot prices at the first of the month for natural gas at Henry Hub ("HH") and West Texas Intermediate ("WTI") crude oil at Cushing, Oklahoma. The fluctuations demonstrate the volatility in oil and natural gas prices between each of the periods and have a significant impact on our ceiling test limitation.

	Trailing 12 month simple average spot prices
	Oil (per Bbl)	Natural gas (per Mmbtu)
June 30, 2015	$71.68	$3.39
March 31, 2015	82.72	3.88
December 31, 2014	94.99	4.35
We recognized an impairment to our proved oil and natural gas properties of $394.3 million and $670.7 million for the three and six months ended June 30, 2015, respectively. The impairments were primarily due to the decline in oil and natural gas prices. We did not recognize impairments to our proved oil and natural gas properties for the three and six months ended June 30, 2014. We may incur additional impairments to our oil and natural gas properties in 2015 if prices do not increase.

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

6.Earnings (loss) per share

The following table presents the basic and diluted earnings (loss) per share computations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Basic net income (loss) per common share:
Net income (loss)	$(454,155)	$2,293	$(772,267)	$(2,313)
Weighted average common shares outstanding	271,549	270,492	271,536	265,631
Net income (loss) per basic common share	$(1.67)	$0.01	$(2.84)	$(0.01)
Diluted net income (loss) per common share:
Net income (loss)	$(454,155)	$2,293	$(772,267)	$(2,313)
Weighted average common shares outstanding	271,549	270,492	271,536	265,631
Dilutive effect of:
Stock options	—	—	—	—
Restricted shares and restricted share units	—	734	—	—
Weighted average common shares and common share equivalents outstanding	271,549	271,226	271,536	265,631
Net income (loss) per diluted common share	$(1.67)	$0.01	$(2.84)	$(0.01)
Diluted net income (loss) per common share for the three and six months ended June 30, 2015 and 2014 is computed in the same manner as basic income (loss) per share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which include stock options, restricted share units and restricted share awards, whether exercisable or not. The computation of diluted earnings (loss) per share excluded 12,152,822 and 12,855,434 antidilutive share equivalents for the three months ended June 30, 2015 and 2014, respectively, and 12,657,675 and 13,853,885 antidilutive share equivalents for the six months ended June 30, 2015 and 2014, respectively.

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
Fair Value of Derivative Financial Instruments

(in thousands)	June 30, 2015	December 31, 2014
Derivative financial instruments - Current assets	$55,111	$97,278
Derivative financial instruments - Long-term assets	3,772	2,138
Derivative financial instruments - Current liabilities	(320)	(892)
Derivative financial instruments - Long-term liabilities	—	—
Net derivative financial instruments	$58,563	$98,524
Effect of Derivative Financial Instruments

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Gain (loss) on derivative financial instruments	$(6,631)	$(14,718)	$17,079	$(57,740)
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

The following table presents the volumes and fair value of our oil and natural gas derivative financial instruments as of June 30, 2015:

(in thousands, except prices)	Volume Mmbtu/Bbl	Weighted average strike price per Mmbtu/Bbl	Fair value at June 30, 2015
Natural gas:
Swaps:
Remainder of 2015	25,300	$4.02	$28,102
2016	16,470	3.30	2,046
2017	7,300	3.42	409
Call options:
Remainder of 2015	10,120	4.29	(150)
Three-way collars:
Remainder of 2015	13,800		6,029
Sold call		4.47
Purchased put		3.83
Sold put		3.33
2016	10,980		3,615
Sold call		4.80
Purchased put		3.90
Sold put		3.40
Total natural gas			$40,051
Oil:
Swaps:
Remainder of 2015	644	$86.44	$16,371
2016	732	64.82	1,986
Basis swaps:
Remainder of 2015	46	6.10	158
Call options:
Remainder of 2015	184	100.00	(3)
Total oil			$18,512
Total oil and natural gas derivative financial instruments			$58,563
At December 31, 2014, we had outstanding swap, call option and three-way collar contracts covering 42,888 Mmmbtu, 20,075 Mmmbtu and 38,355 Mmmbtu, respectively, of natural gas and we had outstanding swap, basis swap and call option contracts covering 1,095 Mbbls, 91 Mbbls and 365 Mbbls, respectively, of oil.
At June 30, 2015, the average forward NYMEX WTI oil prices per Bbl for the remainder of 2015 and calendar year 2016 were $60.12, and $61.90, respectively, the average forward NYMEX Louisiana Light Sweet ("LLS") oil prices per Bbl for the remainder of 2015 and calendar year 2016 were $62.88, and $64.51, respectively, and the average forward NYMEX HH natural gas prices per Mmbtu for the remainder of 2015 and calendar years 2016 and 2017 were $2.93, $3.17 and $3.36, respectively.
Our derivative financial instruments covered approximately 65% and 67% of production volumes for the three months ended June 30, 2015 and 2014, respectively, and 65% and 67% of production volumes for the six months ended June 30, 2015 and 2014, respectively.

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
Fair value of derivative financial instruments
The fair value of our derivative financial instruments may be different from the settlement value based on company-specific inputs, such as credit rating, futures markets and forward curves, and readily available buyers or sellers. During the six months ended June 30, 2015 and 2014 there were no changes in the fair value level classifications. The following table presents a summary of the estimated fair value of our derivative financial instruments as of June 30, 2015 and December 31, 2014.

	June 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$58,563	$—	$58,563
	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$98,524	$—	$98,524
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
Natural gas derivatives. Our natural gas derivatives are swap, three-way collar and call option contracts for notional Mmbtus of natural gas at posted price indexes, including NYMEX HH swap and option contracts. The asset and liability values attributable to our natural gas derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH for natural gas swaps, (iii) the applicable credit-adjusted risk-free rate curve, as described above, and (iv) the implied rate of volatility inherent in the option contracts. The implied rates of volatility were determined based on average HH natural gas prices.
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

	June 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$476,250	$—	$—	$476,250
2022 Notes	255,310	—	—	255,310
	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$558,750	$—	$—	$558,750
2022 Notes	373,500	—	—	373,500

9.Debt

Our total debt is summarized as follows:

(in thousands)	June 30, 2015	December 31, 2014
EXCO Resources Credit Agreement	$292,492	$202,492
2018 Notes	750,000	750,000
Unamortized discount on 2018 Notes	(5,249)	(5,957)
2022 Notes	500,000	500,000
Total debt	$1,537,243	$1,446,535
Terms and conditions of our debt obligations as of June 30, 2015 are discussed below.
EXCO Resources Credit Agreement
As of June 30, 2015, the EXCO Resources Credit Agreement had $292.5 million of outstanding indebtedness, $725.0 million borrowing base and $425.9 million of unused borrowing base, net of letters of credit. The maturity date of the EXCO Resources Credit Agreement is July 31, 2018. The interest rate grid for the revolving commitment under the EXCO Resources Credit Agreement ranges from LIBOR plus 175 bps to 275 bps (or alternate base rate ("ABR") plus 75 bps to 175 bps), depending on our borrowing base usage. On June 30, 2015, the one month LIBOR was 0.2%, which resulted in an interest rate of approximately 2.2%.
The financial covenants under the EXCO Resources Credit Agreement include a ratio of consolidated EBITDAX to consolidated interest expense ("Interest Coverage Ratio") and a ratio of senior secured indebtedness to consolidated EBITDAX ("Secured Indebtedness Ratio"). The ratio of consolidated funded indebtedness to consolidated EBITDAX ("Leverage Ratio") is suspended until the fourth quarter of 2016. The following table presents the maximum Leverage Ratio allowed for the following periods:

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
As of June 30, 2015, we were in compliance with the financial covenants (as defined in the EXCO Resources Credit Agreement), which require that we:

•	maintain a consolidated current ratio of at least 1.0 to 1.0 as of the end of any fiscal quarter;

•	maintain an Interest Coverage Ratio of at least 2.0 to 1.0 as of the end of any fiscal quarter; and

•	not permit our Secured Indebtedness Ratio to be greater than 2.5 to 1.0 as of the end of any fiscal quarter.
On July 27, 2015, we amended the EXCO Resources Credit Agreement which decreased our borrowing base from $725.0 million to $600.0 million in connection with our semi-annual borrowing base redetermination. Subsequent redeterminations will occur semi-annually with us and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. The next scheduled borrowing base redetermination for the EXCO Resources Credit Agreement will occur in the first quarter of 2016. The amendment also included modifications to our financial covenants, interest rate grid and borrowing base if we issue certain indebtedness subordinated to the EXCO Resources Credit Agreement. In the event of the incurrence of such indebtedness, the borrowing base will be automatically reduced by an amount equal to 33% of the principal amount of such indebtedness incurred; provided that in no event shall the borrowing base be less than $362.5 million. The interest rate grid will be increased by 50 bps if we incur such indebtedness in excess of $300.0 million. If we have not incurred $300.0 million in such indebtedness by December 31, 2016, the Secured Indebtedness Ratio will be temporarily suspended until the issuance of this indebtedness. The issuance of such indebtedness in excess of $300.0 million would result in a modification to the Interest Coverage Ratio to require that we maintain a ratio of at least 1.25 to 1.00 as of the end of any fiscal quarter and the termination of the Leverage Ratio.
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

We are currently evaluating transactions that would further enhance our liquidity and provide us with additional financial flexibility to accelerate the development of our oil and natural gas properties. This may include, but is not limited to, plans to refinance our existing indebtedness, incur additional senior or subordinated indebtedness, issue equity or divest assets. We may not undertake or be able to complete these transactions, and the extent and timing of these transactions are dependent upon financial, business, economic, regulatory and other factors. The issuance of subordinated indebtedness to the EXCO Resources Credit Agreement may result in a further reduction in our borrowing base.
2018 Notes
The 2018 Notes are guaranteed on a senior unsecured basis by a majority of EXCO’s subsidiaries, with the exception of certain non-guarantor subsidiaries and our jointly-held equity investments with BG Group. Our equity investments, other than OPCO, have been designated as unrestricted subsidiaries under the indenture governing the 2018 Notes.
As of June 30, 2015, $750.0 million in principal was outstanding on the 2018 Notes. The unamortized discount on the 2018 Notes at June 30, 2015 was $5.2 million. Interest accrues at 7.5% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year.
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
2022 Notes
As of June 30, 2015, $500.0 million in principal was outstanding on the 2022 Notes. The 2022 Notes were issued at 100.0% of the principal amount and bear interest at a rate of 8.5% per annum, payable in arrears on April 15 and October 15 of each year.
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

10.Income taxes

We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. We have accumulated financial deferred tax assets primarily due to losses arising from impairments to the carrying value of our oil and natural gas properties that are subject to valuation allowances. Our valuation allowances increased $299.3 million for the six months ended June 30, 2015. As a result of cumulative financial operating losses, we have recognized net valuation allowances of approximately $1.1 billion which have fully offset our net deferred tax assets as of June 30, 2015. The valuation allowances will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized. The valuation allowances do not impact future utilization of the underlying tax attributes.

11.Related party transactions

OPCO serves as the operator of our wells in the Appalachia JV and we advance funds to OPCO on an as needed basis. We did not advance any funds to OPCO for the three and six months ended June 30, 2015 and 2014. OPCO may distribute any excess cash equally between us and BG Group when its operating cash flows are sufficient to meet its capital requirements. There are service agreements between us and OPCO whereby we provide administrative and technical services for which we are reimbursed. For the three and six months ended June 30, 2015 and 2014, these transactions included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Amounts received from OPCO	$8,273	$11,259	$16,566	$20,971

As of June 30, 2015 and December 31, 2014, the amounts owed were as follows:

(in thousands)	June 30, 2015	December 31, 2014
Amounts due to EXCO (1)	$2,447	$2,799
Amounts due from EXCO (1)	5,502	—

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

The closing of the transactions contemplated by this agreement will be subject to certain conditions, including, among others, obtaining certain approvals from EXCO’s shareholders at EXCO's 2015 Annual Meeting of Shareholders, to be held on August 5, 2015 ("Annual Meeting"). At the closing, C. John Wilder, Executive Chairman of Bluescape, will become Executive Chairman of EXCO's Board of Directors.

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

As consideration for the services to be provided under the agreement, EXCO will pay ESAS a monthly fee of $300,000 and an annual incentive payment of up to $2.4 million per year that will be based on EXCO’s common share price achieving certain performance hurdles as compared to a peer group, provided that payment for the services will be held in escrow and contingent upon completion of the entire first year of services and required investment in EXCO. If EXCO’s performance rank is in the bottom half of the peer group, then the incentive payment will be zero. The incentive payment increases linearly from $1.0 million to $2.4 million as EXCO’s performance rank increases from the 50th to 75th percentile, as compared to the peer group. If EXCO’s performance rank is in the 75th percentile or above, then the incentive payment will be $2.4 million. As of June 30, 2015, we did not recognize any expense for the annual incentive payment as a result of EXCO's performance rank.

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

Prior to March 31, 2019, if EXCO terminates the agreement for any reason other than for cause (as defined in the agreement), or ESAS terminates the agreement for cause (as defined in the agreement), then all of the warrants will fully vest and become exercisable. Prior to March 31, 2019, if ESAS terminates the agreement for any reason other than for cause, or EXCO terminates the agreement for cause, then all of the warrants will be canceled and forfeited. The closing of the transactions contemplated by this agreement is subject to certain conditions, including, among others, certain approvals from EXCO's shareholders. The warrants will automatically terminate and become void and of no force or effect if the closing does not occur. At the Annual Meeting, EXCO’s shareholders will be asked to vote on proposals to, among other things, approve (i) the issuance of the warrants, (ii) an amendment to EXCO’s Third Amended and Restated Articles of Incorporation, as amended (the “Charter”), to increase the authorized number of common shares available for issuance to 780,000,000 and (iii) an amendment to the Charter to include a waiver of the duty of directors to present corporate opportunities to EXCO. The approval by our shareholders of these proposals will allow us, subject to the satisfaction or waiver of the other conditions contained in the services and investment agreement, to consummate the closing of the agreement.

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

13.Condensed consolidating financial statements

As of June 30, 2015, the majority of EXCO’s subsidiaries were guarantors under the EXCO Resources Credit Agreement and the indentures governing the 2018 Notes and 2022 Notes. All of our non-guarantor subsidiaries were considered unrestricted subsidiaries under the indentures governing the 2018 Notes and 2022 Notes, with the exception of our equity investment in OPCO.
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

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
June 30, 2015

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$68,969	$(19,062)	$—	$—	$49,907
Restricted cash	600	16,981	—	—	17,581
Other current assets	65,397	101,447	—	—	166,844
Total current assets	134,966	99,366	—	—	234,332
Equity investments	—	—	55,188	—	55,188
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	248,196	—	—	248,196
Proved developed and undeveloped oil and natural gas properties	330,776	3,055,172	—	—	3,385,948
Accumulated depletion	(330,776)	(2,206,700)	—	—	(2,537,476)
Oil and natural gas properties, net	—	1,096,668	—	—	1,096,668
Other property and equipment, net	905	23,032	—	—	23,937
Investments in and advances to affiliates, net	1,140,229	—	—	(1,140,229)	—
Deferred financing costs, net	26,385	—	—	—	26,385
Derivative financial instruments	3,772	—	—	—	3,772
Goodwill	13,293	149,862	—	—	163,155
Deferred income taxes	18,669	—	—	—	18,669
Total assets	$1,338,219	$1,368,928	$55,188	$(1,140,229)	$1,622,106
Liabilities and shareholders' equity
Current liabilities	$58,397	$247,385	$—	$—	$305,782
Long-term debt	1,537,243	—	—	—	1,537,243
Other long-term liabilities	—	36,502	—	—	36,502
Payable to parent	—	2,183,057	—	(2,183,057)	—
Total shareholders' equity	(257,421)	(1,098,016)	55,188	1,042,828	(257,421)
Total liabilities and shareholders' equity	$1,338,219	$1,368,928	$55,188	$(1,140,229)	$1,622,106

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$86,837	$(40,532)	$—	$—	$46,305
Restricted cash	—	23,970	—	—	23,970
Other current assets	110,145	150,346	—	—	260,491
Total current assets	196,982	133,784	—	—	330,766
Equity investments	—	—	55,985	—	55,985
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	276,025	—	—	276,025
Proved developed and undeveloped oil and natural gas properties	335,838	3,516,235	—	—	3,852,073
Accumulated depletion	(330,771)	(2,083,690)	—	—	(2,414,461)
Oil and natural gas properties, net	5,067	1,708,570	—	—	1,713,637
Other property and equipment, net	1,269	23,375	—	—	24,644
Investments in and advances to affiliates, net	1,746,931	—	—	(1,746,931)	—
Deferred financing costs, net	30,636	—	—	—	30,636
Derivative financial instruments	2,138	—	—	—	2,138
Goodwill	13,293	149,862	—	—	163,155
Deferred income tax	35,935	—	—	—	35,935
Total assets	$2,032,251	$2,015,591	$55,985	$(1,746,931)	$2,356,896
Liabilities and shareholders' equity
Current liabilities	$75,441	$289,930	$—	$—	$365,371
Long-term debt	1,446,535	—	—	—	1,446,535
Other long-term liabilities	271	34,715	—	—	34,986
Payable to parent	—	2,058,683	—	(2,058,683)	—
Total shareholders' equity	510,004	(367,737)	55,985	311,752	510,004
Total liabilities and shareholders' equity	$2,032,251	$2,015,591	$55,985	$(1,746,931)	$2,356,896

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended June 30, 2015

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$(18)	$93,760	$—	$—	$93,742
Costs and expenses:
Oil and natural gas production	(15)	19,753	—	—	19,738
Gathering and transportation	—	24,785	—	—	24,785
Depletion, depreciation and amortization	245	61,413	—	—	61,658
Impairment of oil and natural gas properties	1,551	392,776	—	—	394,327
Accretion of discount on asset retirement obligations	—	568	—	—	568
General and administrative	(3,503)	16,100	—	—	12,597
Other operating items	1,916	(382)	—	—	1,534
Total costs and expenses	194	515,013	—	—	515,207
Operating loss	(212)	(421,253)	—	—	(421,465)
Other income (expense):
Interest expense, net	(25,571)	—	—	—	(25,571)
Loss on derivative financial instruments	(6,631)	—	—	—	(6,631)
Other income	39	8	—	—	47
Equity loss	—	—	(535)	—	(535)
Net loss from consolidated subsidiaries	(421,780)	—	—	421,780	—
Total other income (expense)	(453,943)	8	(535)	421,780	(32,690)
Loss before income taxes	(454,155)	(421,245)	(535)	421,780	(454,155)
Income tax expense	—	—	—	—	—
Net loss	$(454,155)	$(421,245)	$(535)	$421,780	$(454,155)

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

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the six months ended June 30, 2015

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$4	$180,058	$—	$—	$180,062
Costs and expenses:
Oil and natural gas production	23	39,517	—	—	39,540
Gathering and transportation	—	50,500	—	—	50,500
Depletion, depreciation and amortization	524	123,623	—	—	124,147
Impairment of oil and natural gas properties	6,891	663,763	—	—	670,654
Accretion of discount on asset retirement obligations	4	1,120	—	—	1,124
General and administrative	(4,224)	32,058	—	—	27,834
Other operating items	2,068	(722)	—	—	1,346
Total costs and expenses	5,286	909,859	—	—	915,145
Operating loss	(5,282)	(729,801)	—	—	(735,083)
Other income (expense):
Interest expense, net	(53,061)	—	—	—	(53,061)
Gain on derivative financial instruments	17,079	—	—	—	17,079
Other income	73	25	—	—	98
Equity loss	—	—	(1,300)	—	(1,300)
Net loss from consolidated subsidiaries	(731,076)	—	—	731,076	—
Total other income (expense)	(766,985)	25	(1,300)	731,076	(37,184)
Loss before income taxes	(772,267)	(729,776)	(1,300)	731,076	(772,267)
Income tax expense	—	—	—	—	—
Net loss	$(772,267)	$(729,776)	$(1,300)	$731,076	$(772,267)

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

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 2015

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$19,024	$89,180	$—	$—	$108,204
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(1,174)	(211,034)	—	—	(212,208)
Proceeds from disposition of property and equipment	686	6,711	—	—	7,397
Restricted cash	—	6,989	—	—	6,989
Net changes in advances to joint ventures	—	5,756	—	—	5,756
Equity method investments	—	(503)	—	—	(503)
Advances/investments with affiliates	(124,371)	124,371	—	—	—
Net cash used in investing activities	(124,859)	(67,710)	—	—	(192,569)
Financing Activities:
Borrowings under credit agreements	90,000	—	—	—	90,000
Payments for issuance of common shares, net	(2)	—	—	—	(2)
Payments of common share dividends	(15)	—	—	—	(15)
Deferred financing costs and other	(2,016)	—	—	—	(2,016)
Net cash provided by financing activities	87,967	—	—	—	87,967
Net increase (decrease) in cash	(17,868)	21,470	—	—	3,602
Cash at beginning of period	86,837	(40,532)	—	—	46,305
Cash at end of period	$68,969	$(19,062)	$—	$—	$49,907

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 2014

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(54,003)	$310,651	$11,474	$—	$268,122
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(1,639)	(193,606)	(2,522)	—	(197,767)
Proceeds from disposition of property and equipment	68,242	8,017	7	—	76,266
Restricted cash	—	5,349	—	—	5,349
Net changes in advances to joint ventures	—	(10,540)	—	—	(10,540)
Equity method investments	—	1,749	—	—	1,749
Distributions received from Compass	3,311	—	—	(3,311)	—
Advances/investments with affiliates	107,240	(107,240)	—	—	—
Net cash provided by (used) in investing activities	177,154	(296,271)	(2,515)	(3,311)	(124,943)
Financing Activities:
Repayments under credit agreements	(879,874)	—	(2,550)	—	(882,424)
Proceeds received from issuance of 2022 Notes	500,000	—	—	—	500,000
Proceeds from issuance of common shares, net	271,772	—	—	—	271,772
Payments of common share dividends	(27,066)	—	—	—	(27,066)
Compass cash distribution	—	—	(3,311)	3,311	—
Deferred financing costs and other	(10,066)	—	—	—	(10,066)
Net cash provided by (used in) financing activities	(145,234)	—	(5,861)	3,311	(147,784)
Net increase in cash	(22,083)	14,380	3,098	—	(4,605)
Cash at beginning of period	81,840	(35,892)	4,535	—	50,483
Cash at end of period	$59,757	$(21,512)	$7,633	$—	$45,878

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
We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “potential,” “project,” “budget” and other similar words to identify forward-looking statements. The statements that contain these words should be read carefully because they discuss future expectations, contain projections of results of operations or our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise any forward-looking statements, except as required by applicable securities laws. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Quarterly Report on Form 10-Q, including, but not limited to:

•	fluctuations in the prices of oil and natural gas;

•	the availability of oil and natural gas;

•	future capital requirements and availability of financing;

•	our ability to meet our current and future debt service obligations, including our ability to maintain compliance with our debt covenants;

•	disruption of credit and capital markets and the ability of financial institutions to honor their commitments;

•	estimates of reserves and economic assumptions, including estimates related to acquisitions and dispositions of oil and natural gas properties;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	exploratory risks, including those related to our activities in shale formations;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	cash flow and liquidity;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	availability of water and other materials for drilling and completion activities;

•	marketing of oil and natural gas;

•	political and economic conditions and events in oil-producing and natural gas-producing countries;

•	title to our properties;

•	litigation;

•	competition;

•	our ability to attract and retain key personnel;

•	general economic conditions, including costs associated with drilling and operations of our properties;

•	our ability to comply with the listing requirements of, and maintain the listing of our common shares on, the New York Stock Exchange ("NYSE");

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

Overview and history

We are an independent oil and natural gas company engaged in the exploration, exploitation, acquisition, development and production of onshore U.S. oil and natural gas properties with a focus on shale resource plays. Our principal operations are conducted in certain key U.S. oil and natural gas areas including Texas, Louisiana and the Appalachia region. Our primary strategy focuses on the exploitation and development of our shale resource plays and the pursuit of leasing and undeveloped acreage acquisition opportunities in Texas and Louisiana. We plan to carry out this strategy by executing on a strategic improvement plan that incorporates the following focus areas: (i) liability management; (ii) operational performance; (iii) capital deployment; (iv) risk management; (v) portfolio repositioning; and (vi) performance management. We believe this strategy will allow us to create long-term value for our shareholders.
Like all oil and natural gas exploration and production companies, we face the challenge of natural production declines. We attempt to offset the impact of this natural decline by implementing drilling and exploitation projects to identify and develop additional reserves and adding reserves through leasing and undeveloped acreage acquisition opportunities.
Recent developments
Capital budget update

In May 2015, the Company's board of directors approved an increase to our 2015 capital budget from $275.0 million to $300.0 million to pursue certain oil and natural gas leasing opportunities in EXCO's core operating areas of East Texas and South Texas. As a result of our ability to generate higher returns due to recent improvements to drilling and completion performance and cost reductions, we are currently evaluating potential increases to our development plans. In connection with the potential increased development plans, we are currently evaluating transactions that would further enhance our liquidity and provide additional financial flexibility. This may include, but is not limited to, plans to refinance our existing indebtedness, incur additional indebtedness, issue equity or divest assets.
EXCO Resources Credit Agreement amendments

On February 6, 2015, we amended our credit agreement ("EXCO Resources Credit Agreement") to include, among other things, a ratio of consolidated EBITDAX to consolidated interest expense ("Interest Coverage Ratio") and a ratio of senior secured indebtedness to consolidated EBITDAX ("Secured Indebtedness Ratio"). The ratio of consolidated funded indebtedness to consolidated EBITDAX ("Leverage Ratio") was suspended until the fourth quarter of 2016 and the ratio requirements thereafter were modified.

On July 27, 2015, we amended the EXCO Resources Credit Agreement which decreased our borrowing base to $600.0 million in connection with our semi-annual borrowing base redetermination. The next scheduled borrowing base redetermination for the EXCO Resources Credit Agreement will occur in the first quarter of 2016. The amendment also included modifications to our financial covenants, interest rate grid and borrowing base if we issue certain indebtedness subordinated to the EXCO Resources Credit Agreement. For a more detailed discussion of the amendments to the EXCO Resources Credit Agreement, see "Note. 9. Debt" in the Notes to our Condensed Consolidated Financial Statements.
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
Services and Investment Agreement

On March 31, 2015, we entered into a four year services and investment agreement with ESAS, a wholly-owned subsidiary of Bluescape Resources Company LLC (“Bluescape”). The agreement provides that ESAS will provide certain strategic advisory services including the development and execution of a strategic improvement plan. Pursuant to the agreement:

•	ESAS agreed to purchase 5,882,353 common shares from EXCO at a price of $1.70 per share, upon effectiveness of a resale registration statement;

•
ESAS agreed to purchase additional common shares of EXCO through open market purchases such that ESAS will own common shares of EXCO with an aggregate cost basis of at least $50.0 million as of the first anniversary of the closing date, subject to certain extensions and exceptions;

•	EXCO agreed to pay ESAS a monthly fee of $300,000 for the term of the agreement;

•	EXCO agreed to pay ESAS an annual incentive payment of up to $2.4 million per year based on the price of our common shares achieving certain performance hurdles as compared to a peer group; and

•
EXCO issued to ESAS warrants to purchase an aggregate of 80,000,000 common shares with exercise prices ranging from $2.75 to $10.00 per share. The warrants will vest on the fourth anniversary of the agreement and their exercisability is subject to EXCO’s common share price achieving certain performance hurdles as compared to the peer group.

The closing of the transactions under this agreement will be subject to certain conditions, including, among others, obtaining certain approvals from EXCO’s shareholders. At EXCO’s 2015 Annual Meeting of Shareholders to be held on August 5, 2015 (“Annual Meeting”), EXCO’s shareholders will be asked to vote on proposals to, among other things, approve (i) the issuance of the warrants, (ii) an amendment to EXCO’s Third Amended and Restated Articles of Incorporation, as amended (the “Charter”), to increase the authorized number of common shares available for issuance to 780,000,000 and (iii) an amendment to the Charter to include a waiver of the duty of directors to present corporate opportunities to EXCO. The approval by shareholders of these proposals will allow us, subject to the satisfaction or waiver of the other conditions contained in the services and investment agreement, to consummate the closing of the agreement and appoint C. John Wilder, Executive Chairman of Bluescape, as Executive Chairman of EXCO's Board of Directors. For a more detailed discussion of this agreement, see "Note. 12. Services and Investment Agreement" in the Notes to our Condensed Consolidated Financial Statements as well as EXCO's Current Report on Form 8-K that was filed with the SEC on April 2, 2015, as amended by Amendment No. 1 to EXCO's Current Report on Form 8-K/A, filed with the SEC on May 26, 2015.

Critical accounting policies

We consider accounting policies related to our estimates of proved reserves, oil and natural gas properties, derivative financial instruments, business combinations, share-based compensation, goodwill, revenue recognition, asset retirement obligations and income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions are used. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in EXCO's 2014 Form 10-K.

Our results of operations

A summary of key financial data for the three and six months ended June 30, 2015 and 2014 related to our results of operations is presented below:

	Three Months Ended June 30,		Quarter to quarter change	Six Months Ended June 30,		Period to period change
(dollars in thousands, except per unit prices)	2015	2014		2015	2014
Production:
Oil (Mbbls)	594	579	15	1,098	1,172	(74)
Natural gas (Mmcf)	29,310	31,396	(2,086)	56,764	64,472	(7,708)
Total production (Mmcfe) (1)	32,874	34,870	(1,996)	63,352	71,504	(8,152)
Average daily production (Mmcfe)	361	383	(22)	350	395	(45)
Revenues before derivative financial instrument activities:
Oil	$31,545	$56,055	$(24,510)	$52,428	$108,385	$(55,957)
Natural gas	62,197	126,911	(64,714)	127,634	273,053	(145,419)
Total revenues	$93,742	$182,966	$(89,224)	$180,062	$381,438	$(201,376)
Oil and natural gas derivative financial instruments:
Gain (loss) on derivative financial instruments	$(6,631)	$(14,718)	$8,087	$17,079	$(57,740)	$74,819
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$53.11	$96.81	$(43.70)	$47.75	$92.48	$(44.73)
Natural gas (per Mcf)	2.12	4.04	(1.92)	2.25	4.24	(1.99)
Natural gas equivalent (per Mcfe)	2.85	5.25	(2.40)	2.84	5.33	(2.49)
Costs and expenses:
Oil and natural gas operating costs	$14,135	$15,827	$(1,692)	$29,076	$34,614	$(5,538)
Production and ad valorem taxes	5,603	7,364	(1,761)	10,464	14,973	(4,509)
Gathering and transportation	24,785	26,038	(1,253)	50,500	50,651	(151)
Depletion	61,115	65,800	(4,685)	123,015	133,536	(10,521)
Depreciation and amortization	543	1,453	(910)	1,132	2,992	(1,860)
General and administrative (2)	12,597	19,504	(6,907)	27,834	36,842	(9,008)
Interest expense, net	25,571	25,968	(397)	53,061	46,132	6,929
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$0.43	$0.45	$(0.02)	$0.46	$0.48	$(0.02)
Production and ad valorem taxes	0.17	0.21	(0.04)	0.17	0.21	(0.04)
Gathering and transportation	0.75	0.75	—	0.80	0.71	0.09
Depletion	1.86	1.89	(0.03)	1.94	1.87	0.07
Depreciation and amortization	0.02	0.04	(0.02)	0.02	0.04	(0.02)
Net income (loss) (3)	$(454,155)	$2,293	$(456,448)	$(772,267)	$(2,313)	$(769,954)

(1)	Mmcfe is calculated by converting one barrel of oil into six Mcf of natural gas.

(2)
Share-based compensation expense included in general and administrative expense was $1.4 million and $1.7 million for the three months ended June 30, 2015 and 2014, respectively, and $3.1 million and $3.3 million for the six months ended June 30, 2015 and 2014, respectively.

(3)
Net loss for the three and six months ended June 30, 2015 included a $394.3 million and $670.7 million impairment of oil and natural gas properties, respectively. See "Note 5. Oil and natural gas properties" in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following is a discussion of our financial condition and results of operations for the three and six months ended June 30, 2015 and 2014. The comparability of our results of operations for the three and six months ended June 30, 2015 and 2014 was affected by:

•	the sale of Compass Productions Partners, LP ("Compass") during the fourth quarter of 2014;

•	fluctuations in oil and natural gas prices, which impact our oil and natural gas reserves, revenues, cash flows and net income or loss;

•	impairments of our oil and natural gas properties during the first and second quarter of 2015;

•	mark-to-market gains and losses from our derivative financial instruments;

•	changes in proved reserves and production volumes and their impact on depletion;

•	the impact of declining natural gas production volumes from our reduced horizontal drilling activities in certain shale formations; and

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

•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	the cost and availability of transportation and pipeline systems with adequate capacity;

•	the cost and availability of other competitive fuels;

•	fluctuating and seasonal demand for oil, natural gas and refined products;

•	concerns about global warming or other conservation initiatives and the extent of governmental price controls and regulation of production;

•	regional price differentials and quality differentials of oil and natural gas;

•	the availability of refining capacity;

•	technological advances affecting oil and natural gas production and consumption;

•	weather conditions and natural disasters;

•	foreign and domestic government relations; and

•	overall domestic and global economic conditions.
Accordingly, in light of the many uncertainties affecting the supply and demand for oil, natural gas and refined petroleum products, we cannot accurately predict the prices or marketability of oil and natural gas from any producing well in which we have or may acquire an interest.

Oil and natural gas production, revenues and prices
The following table presents our production, revenue and average sales prices for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015			2014			Quarter to quarter change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
North Louisiana	21,049	$47,391	$2.25	21,374	$89,776	$4.20	(325)	$(42,385)	$(1.95)
East Texas	3,664	9,269	2.53	1,994	8,905	4.47	1,670	364	(1.94)
South Texas	3,874	30,082	7.77	3,575	50,890	14.23	299	(20,808)	(6.46)
Appalachia	4,291	7,018	1.64	5,629	20,225	3.59	(1,338)	(13,207)	(1.95)
Other	(4)	(18)	4.50	2,298	13,170	5.73	(2,302)	(13,188)	(1.23)
Total	32,874	$93,742	$2.85	34,870	$182,966	$5.25	(1,996)	$(89,224)	$(2.40)

	Six Months Ended June 30,
	2015			2014			Period to period change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
North Louisiana	39,690	$94,061	$2.37	44,666	$196,609	$4.40	(4,976)	$(102,548)	$(2.03)
East Texas	7,702	21,087	2.74	3,932	17,869	4.54	3,770	3,218	(1.80)
South Texas	7,119	49,632	6.97	7,079	95,708	13.52	40	(46,076)	(6.55)
Appalachia	8,839	15,278	1.73	11,125	41,673	3.75	(2,286)	(26,395)	(2.02)
Other	2	4	2.00	4,702	29,579	6.29	(4,700)	(29,575)	(4.29)
Total	63,352	$180,062	$2.84	71,504	$381,438	$5.33	(8,152)	$(201,376)	$(2.49)
Production for the three and six months ended June 30, 2015 decreased by 2.0 Bcfe, or 6%, and 8.2 Bcfe, or 11%, respectively, as compared with the same periods in 2014. Significant components of the changes in production were a result of:

•
decreased production of 0.3 Bcfe and 5.0 Bcfe for the three and six months ended June 30, 2015, respectively, in the North Louisiana region primarily due to production declines in excess of additional volumes from recent wells turned-to-sales. We also implemented additional rate restrictions during the flowback of recent wells turned-to-sales in this region, which reduced the initial production but are expected to improve the long-term performance of the wells.

•
increased production of 1.7 Bcfe and 3.8 Bcfe for the three and six months ended June 30, 2015, respectively, in the East Texas region due to additional development as we resumed our drilling program in this region during 2014.

•
increased production in the South Texas region of 0.3 Bcfe for the three months ended June 30, 2015 due to additional volumes from recent wells turned-to-sales in the Eagle Ford shale and Buda formation. Production in the South Texas region remained consistent for the six months ended June 30, 2015 compared to the same period in the prior year as the additional volumes from recent wells turned-to-sales offset higher downtime associated with flooding and construction and maintenance of central production facilities.

•
decreased production of 1.3 Bcfe and 2.3 Bcfe for the three and six months ended June 30, 2015, respectively, in the Appalachia region as a result of production declines and higher downtime due to a pipeline disruption in Northeast Pennsylvania during 2015. The downtime as a result of the pipeline disruption reduced our production volumes by 0.3 Bcfe for the three and six months ended June 30, 2015.

•	decreased production in the Other region primarily due to the sale of our interest in Compass during the fourth quarter of 2014.
Oil and natural gas revenues for the three months ended June 30, 2015 decreased by $89.2 million, or 49%, as compared with the same period in 2014. The decrease in revenues was primarily the result of a decrease in oil and natural gas prices as well as decreased production. Our average natural gas sales price decreased 48% to $2.12 per Mcf for the three months ended June 30, 2015 from $4.04 per Mcf for the three months ended June 30, 2014, primarily due to lower market prices. Our average sales price of oil per Bbl decreased 45% to $53.11 per Bbl for the three months ended June 30, 2015 from $96.81 per Bbl for the three months ended June 30, 2014, primarily due to lower market prices.
Oil and natural gas revenues for the six months ended June 30, 2015 decreased by $201.4 million, or 53%, as compared with the same period in 2014. The decrease in revenues was primarily the result of a decrease in oil and natural gas prices as well as decreased production. Our average natural gas sales price decreased 47% to $2.25 per Mcf for the six months ended June 30, 2015 from $4.24 per Mcf for the six months ended June 30, 2014, primarily due to lower market prices. Our average sales price of oil per Bbl decreased 48% to $47.75 per Bbl for the six months ended June 30, 2015 from $92.48 per Bbl for the six months ended June 30, 2014, primarily due to lower market prices.

Oil and natural gas operating costs
The following tables present our operating costs for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015			2014			Quarter to quarter change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$3,224	$1,022	$4,246	$3,873	$875	$4,748	$(649)	$147	$(502)
East Texas	936	683	1,619	775	42	817	161	641	802
South Texas	4,555	772	5,327	2,598	173	2,771	1,957	599	2,556
Appalachia	2,823	125	2,948	3,711	—	3,711	(888)	125	(763)
Other	(5)	—	(5)	3,240	540	3,780	(3,245)	(540)	(3,785)
Total	$11,533	$2,602	$14,135	$14,197	$1,630	$15,827	$(2,664)	$972	$(1,692)

	Three Months Ended June 30,
	2015			2014			Quarter to quarter change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$0.15	$0.05	$0.20	$0.18	$0.04	$0.22	$(0.03)	$0.01	$(0.02)
East Texas	0.26	0.19	0.45	0.39	0.02	0.41	(0.13)	0.17	0.04
South Texas	1.18	0.20	1.38	0.73	0.05	0.78	0.45	0.15	0.60
Appalachia	0.66	0.03	0.69	0.66	—	0.66	—	0.03	0.03
Other	1.25	—	1.25	1.41	0.23	1.64	(0.16)	(0.23)	(0.39)
Total	$0.35	$0.08	$0.43	$0.40	$0.05	$0.45	$(0.05)	$0.03	$(0.02)

	Six Months Ended June 30,
	2015			2014			Period to period change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$6,428	$2,385	$8,813	$7,489	$2,330	$9,819	$(1,061)	$55	$(1,006)
East Texas	2,016	789	2,805	1,473	111	1,584	543	678	1,221
South Texas	10,833	812	11,645	8,449	298	8,747	2,384	514	2,898
Appalachia	5,658	125	5,783	7,084	6	7,090	(1,426)	119	(1,307)
Other	30	—	30	6,291	1,083	7,374	(6,261)	(1,083)	(7,344)
Total	$24,965	$4,111	$29,076	$30,786	$3,828	$34,614	$(5,821)	$283	$(5,538)

	Six Months Ended June 30,
	2015			2014			Period to period change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$0.16	$0.06	$0.22	$0.17	$0.05	$0.22	$(0.01)	$0.01	$—
East Texas	0.26	0.10	0.36	0.37	0.03	0.40	(0.11)	0.07	(0.04)
South Texas	1.52	0.11	1.63	1.19	0.04	1.23	0.33	0.07	0.40
Appalachia	0.64	0.01	0.65	0.64	—	0.64	—	0.01	0.01
Other	15.00	—	15.00	1.34	0.23	1.57	13.66	(0.23)	13.43
Total	$0.39	$0.07	$0.46	$0.43	$0.05	$0.48	$(0.04)	$0.02	$(0.02)

Oil and natural gas operating costs for the three and six months ended June 30, 2015 decreased by $1.7 million, or 11%, and $5.5 million, or 16%, respectively, as compared with the same periods in 2014. The decrease was primarily due to the sale of our interest in Compass in the fourth quarter of 2014 and cost reduction efforts in the North Louisiana and Appalachia regions. This was partially offset by higher oil and natural gas operating costs in the East Texas and South Texas regions as a result of additional producing wells compared to prior periods. Workovers and other expenses increased due to repairs of damage as a result of offset frac activities, including a significant amount of expenses incurred for non-operated wells in the North Louisiana region. The decrease in oil and natural operating costs per Mcfe was primarily due to the sale of our interest Compass which typically had a higher average cost per Mcfe compared to the average for the rest of our properties.
Gathering and transportation
Gathering and transportation expenses for the three months ended June 30, 2015 decreased by $1.3 million, or 5%, as compared with the same period in 2014 primarily due to reduced rates on a renegotiated firm transportation contract in the North Louisiana region. Gathering and transportation expenses for the six months ended June 30, 2015 were consistent with the same period in 2014. Gathering and transportation expenses were $0.80 per Mcfe for the six months ended June 30, 2015 as compared to $0.71 per Mcfe for the same period in 2014. The increase in gathering and transportation expenses on a per Mcfe basis was primarily due to lower volumes in relation to fixed costs under firm transportation contracts in the East Texas and North Louisiana regions.
Production and ad valorem taxes

The following table presents our production and ad valorem taxes on a percentage of revenue basis and per Mcfe basis for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015			2014
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
North Louisiana	$2,468	5.2%	$0.12	$2,029	2.3%	$0.09
East Texas	174	1.9%	0.05	314	3.5%	0.16
South Texas	2,607	8.7%	0.67	3,209	6.3%	0.90
Appalachia	365	5.2%	0.09	597	3.0%	0.11
Other	(11)	N/M	N/M	1,215	9.2%	0.53
Total	$5,603	6.0%	$0.17	$7,364	4.0%	$0.21

	Six Months Ended June 30,
	2015			2014
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
North Louisiana	$4,962	5.3%	$0.13	$4,291	2.2%	$0.10
East Texas	300	1.4%	0.04	422	2.4%	0.11
South Texas	4,707	9.5%	0.66	6,461	6.8%	0.91
Appalachia	503	3.3%	0.06	1,204	2.9%	0.11
Other	(8)	N/M	N/M	2,595	8.8%	0.55
Total	$10,464	5.8%	$0.17	$14,973	3.9%	$0.21
Production and ad valorem taxes for the three months ended June 30, 2015 decreased by $1.8 million, or 24%, as compared with the same period in 2014. Production and ad valorem taxes for the six months ended June 30, 2015 decreased by $4.5 million, or 30%, as compared with the same period in 2014. The decrease was primarily due to lower production volumes and lower commodity prices. The lower commodity prices primarily impacted properties located in Texas since production taxes are based on a fixed percentage of gross value of production sold. The decrease in the rate per Mcfe was primarily due to the sale of our interest in Compass in the fourth quarter of 2014 which typically had higher average production and ad valorem taxes per Mcfe compared to the average for the rest of our properties. Also, the recent wells turned-to-sales in the East Texas region received severance tax exemptions which reduced the rate per Mcfe.

In our North Louisiana region, we currently receive severance tax holidays on certain horizontal wells which reduce the effective rate of these taxes. Our horizontal wells in the state of Louisiana are eligible for an exemption from severance taxes for the earlier of two years from the date of first production or until payout of qualified costs. In July 2014, the state of Louisiana increased its severance tax rate for wells that do not receive exemptions from $0.118 per Mcf to $0.163 per Mcf. In July 2015, the effective severance tax rate decreased to $0.158 per Mcf.
Depletion, depreciation and amortization
Depletion expense for the three months ended June 30, 2015 decreased by $4.7 million, or 7%, as compared with the same period in 2014 primarily due to a decrease in production. On a per Mcfe basis, the depletion rate for the three months ended June 30, 2015 was $1.86 per Mcfe, compared with $1.89 per Mcfe in the same period in 2014. Depletion expense for the six months ended June 30, 2015 decreased by $10.5 million, or 8%, as compared with the same period in 2014 primarily due to a decrease in production and the depletion rate. On a per Mcfe basis, the depletion rate for the six months ended June 30, 2015 was $1.94 per Mcfe, compared with $1.87 per Mcfe in the same period in 2014. The decrease in the depletion rate was primarily due to the impairment of our oil and natural gas properties during 2015, which lowered our depletable base.
Depreciation and amortization costs for the three months ended June 30, 2015 decreased by $0.9 million, or 63%, as compared with the same period in 2014. Depreciation and amortization costs for the six months ended June 30, 2015 decreased by $1.9 million, or 62%, as compared with the same period in 2014. The decrease was primarily due to lower depreciable assets as a result of the sale of our interest in Compass.
Impairment of oil and natural gas properties
For the three and six months ended June 30, 2015, we recorded impairments to our oil and natural gas properties of $394.3 million and $670.7 million, respectively, primarily due to the significant decline in oil and natural gas prices. The trailing twelve month reference prices at June 30, 2015 were $3.39 per Mmbtu for natural gas and $71.68 per Bbl of oil. For the three and six months ended June 30, 2014, we did not record an impairment to our oil and natural gas properties. We may incur additional impairments to our oil and natural gas properties in 2015 if prices do not increase. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.
If the simple average of oil and natural gas prices as of the first day of each month for the trailing 12-month period ended June 30, 2015 had been $3.07 per Mmbtu for natural gas and $60.99 per Bbl of oil while all other factors remained constant, our ceiling test limitation related to the net book value of our proved oil and natural gas properties would have been reduced by approximately $267 million. The aforementioned prices were calculated based on a 12-month simple average, which includes the oil and natural gas prices on the first day of the month for the 10 months ended July 2015 and the prices for July 2015 were held constant for the remaining two months. This reduction would have increased the impairment of our oil and natural gas properties pursuant to the ceiling test by approximately $267 million on a pro forma basis. The pro forma reduction in our ceiling test limitation is partially the result of a pro forma decrease in our proved undeveloped reserves of approximately 14%, which was primarily due to certain locations that would not be economical when using the pro forma prices. This calculation of the impact of lower commodity prices is prepared based on the presumption that all other inputs and assumptions are held constant with the exception of oil and natural gas prices. Therefore, this calculation strictly isolates the impact of commodity prices on our ceiling test limitation and proved reserves. The impact of price is only a single variable in the estimation of our proved reserves and other factors could have a significant impact on future reserves and the present value of future cash flows. The other factors that impact future estimates of proved reserves include, but are not limited to, extensions and discoveries, changes in costs, drilling results, revisions due to performance and other factors, changes in development plans and production. There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods and this pro forma estimate should not be construed as indicative of our development plans or future results.

General and administrative
The following table presents our general and administrative expenses for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per unit rate)	2015	2014	Quarter to quarter change	2015	2014	Period to period change
General and administrative expenses:
Gross general and administrative expenses	$22,628	$33,825	$(11,197)	$48,985	$64,877	$(15,892)
Technical services and service agreement charges	(3,947)	(6,778)	2,831	(8,773)	(12,783)	4,010
Operator overhead reimbursements	(3,315)	(3,480)	165	(6,544)	(6,833)	289
Capitalized salaries and share-based compensation	(2,769)	(4,063)	1,294	(5,834)	(8,419)	2,585
General and administrative expenses	$12,597	$19,504	$(6,907)	$27,834	$36,842	$(9,008)
General and administrative expenses for the three and six months ended June 30, 2015 decreased by $6.9 million, or 35%, and $9.0 million, or 24%, respectively, compared with the same periods in the prior year. Significant components of the changes in general and administrative expenses were a result of:

•
decreased personnel costs of $7.1 million and $8.8 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The decrease is primarily the result of reductions in our workforce that occurred during the second quarter of 2014 and the first quarter of 2015;

•
decreased various other gross general and administrative expenses of $4.1 million and $7.1 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. These decreases reflect our efforts to reduce our general and administrative costs such as office expenses, professional fees, travel and software licenses;

•
decreased technical services and service agreement recoveries of $2.8 million and $4.0 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. These decreases were primarily a result of reduced headcount and lower recoveries in connection with the service agreement with Compass that terminated in April 2014; and

•
decreased capitalized salaries and share-based compensation expense of $1.3 million and $2.6 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. These decreases were primarily as a result of a reduction in employee headcount.

The services and investment agreement entered into with ESAS could materially impact our general and administrative expenses in future periods. The agreement will result in cash payments ranging from $3.6 million to $6.0 million on an annual basis based on EXCO’s common share price achieving certain performance hurdles as compared to the peer group. As of June 30, 2015, we did not recognize any expense for the annual incentive payment as a result of EXCO's performance rank. ESAS also received warrants to purchase 80,000,000 common shares that are subject to exercisability restrictions based on our common share price achieving certain performance hurdles as compared to the peer group. We currently estimate the fair value of the warrants on the grant date will range from approximately $15.0 million to $20.0 million and the related compensation costs will be recognized over the requisite service period from the grant date to the termination of the agreement. This estimated range may differ from the actual fair value on the grant date and is dependent on factors such as our share price, historical volatility, risk-free rate and performance relative to our peer group. The closing of the transactions contemplated by this agreement is subject to certain conditions, including, among others, certain approvals from our shareholders.
Other operating items
Other operating items were net losses of $1.5 million and $1.3 million for the three and six months ended June 30, 2015, respectively. The net losses for both periods primarily consisted of various legal expenses and other assessments. Other operating items were net losses of $3.0 million and $5.7 million for the three and six months ended June 30, 2014, respectively. The net losses for both periods primarily consisted of legal expenses.

Interest expense, net
The following table presents our interest expense, net for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	2014	Quarter to quarter change	2015	2014	Period to period change
Interest expense, net:
2018 Notes	$14,420	$14,393	$27	$28,833	$28,780	$53
2022 Notes	10,625	8,854	1,771	21,250	8,854	12,396
EXCO Resources Credit Agreement	2,019	5,096	(3,077)	3,648	13,021	(9,373)
Compass Production Partners Credit Agreement	—	604	(604)	—	1,210	(1,210)
Amortization of deferred financing costs	1,742	2,292	(550)	6,267	4,263	2,004
Capitalized interest	(3,293)	(5,465)	2,172	(7,027)	(10,255)	3,228
Other	58	194	(136)	90	259	(169)
Total interest expense, net	$25,571	$25,968	$(397)	$53,061	$46,132	$6,929
Interest expense, net for the three months ended June 30, 2015 decreased $0.4 million from the same period in 2014. The decrease in interest expense was primarily due to the write-off of the $2.6 million unamortized discount on the term loan under the EXCO Resources Credit Agreement upon repayment in April 2014. This was partially offset by a reduction in capitalized interest related to lower balances of unproved oil and natural gas properties.
Interest expense, net for the six months ended June 30, 2015 increased $6.9 million from the same period in 2014. The increase in interest expense was primarily due to higher average interest rates as a result of the issuance of the 2022 Notes and the acceleration of deferred financing costs associated with the reduction in our borrowing base under the EXCO Resources Credit Agreement in February 2015. This was partially offset by the write-off of the unamortized discount on the term loan under the EXCO Resources Credit Agreement upon repayment in April 2014, reduction in capitalized interest related to lower balances of unproved oil and natural gas properties and reduction in interest expense related to the Compass Production Partners Credit Agreement as a result of the sale of our remaining interest in Compass.
Derivative financial instruments
Our oil and natural gas derivative financial instruments resulted in net losses of $6.6 million and $14.7 million for the three months ended June 30, 2015 and 2014, respectively. Our oil and natural gas derivative financial instruments resulted in a net gain of $17.1 million and a net loss of $57.7 million for the six months ended June 30, 2015 and 2014, respectively. Based on the nature of our derivative contracts, increases in the related commodity price typically result in a decrease to the value of our derivatives contracts. The significant fluctuations demonstrate the high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.

The following table presents our oil and natural gas prices, before and after the impact of the cash settlement of our derivative financial instruments:

	Three Months Ended June 30,			Six Months Ended June 30,
Average realized pricing:	2015	2014	Quarter to quarter change	2015	2014	Period to period change
Natural gas (per Mcf):
Net price, excluding derivatives	$2.12	$4.04	$(1.92)	$2.25	$4.24	$(1.99)
Cash receipts (payments) on derivatives	0.70	(0.36)	1.06	0.65	(0.45)	1.10
Net price, including derivatives	$2.82	$3.68	$(0.86)	$2.90	$3.79	$(0.89)
Oil (per Bbl):
Net price, excluding derivatives	$53.11	$96.81	$(43.70)	$47.75	$92.48	$(44.73)
Cash receipts (payments) on derivatives	14.73	(6.02)	20.75	18.36	(4.45)	22.81
Net price, including derivatives	$67.84	$90.79	$(22.95)	$66.11	$88.03	$(21.92)
Natural gas equivalent (per Mcfe):
Net price, excluding derivatives	$2.85	$5.25	$(2.40)	$2.84	$5.33	$(2.49)
Cash receipts (payments) on derivatives	0.89	(0.42)	1.31	0.90	(0.48)	1.38
Net price, including derivatives	$3.74	$4.83	$(1.09)	$3.74	$4.85	$(1.11)
Our total cash receipts for the three months ended June 30, 2015 were $29.4 million, or $0.89 per Mcfe, compared to cash payments $14.7 million, or $0.42 per Mcfe, for the three months ended June 30, 2014. Our total cash receipts for the six months ended June 30, 2015 were $57.0 million, or $0.90 per Mcfe, compared to cash payments $34.5 million, or $0.48 per Mcfe for the six months ended June 30, 2014. The differences between the cash receipts during 2015 and cash payments during 2014 were primarily due to the significant decline in oil and natural gas prices. As noted above, the significant fluctuations between settlements on our derivative financial instruments demonstrate the volatility in commodity prices. We have recently updated our hedging strategy to increase the percentage of forecasted volumes covered by derivative financial instruments. Therefore, we plan to enter into additional derivative financial instruments in future periods as we implement this strategy.
Income taxes
Our effective income tax rate for the three and six months ended June 30, 2015 and 2014 was zero, primarily due to prior losses arising from impairments of oil and natural gas properties which created deferred tax assets. These deferred tax assets have been fully reserved with valuation allowances. Our accumulated valuation allowance as of June 30, 2015 was approximately $1.1 billion and can be used to offset future taxable income. We will continue to recognize deferred tax valuation allowances until the realization of deferred benefits becomes more likely than not. The effective income tax rates, excluding the impact of the valuation allowances, would have been 38.5% and 38.8% for the three and six months ended June 30, 2015, respectively, and 162.1% and 150.6% for the three and six months ended June 30, 2014, respectively. The effective tax rates, excluding the impact of the valuation allowance, differ from the statutory tax rates primarily due to permanent differences between the amounts recorded for financial reporting purposes and the amounts used for income tax purposes.

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
Recent events affecting liquidity

On February 6, 2015, we amended the financial covenants in the EXCO Resources Credit Agreement to include an Interest Coverage Ratio and Secured Indebtedness Ratio. The Leverage Ratio was suspended until the fourth quarter of 2016 and the ratio requirements thereafter were modified.
On July 27, 2015, we amended the EXCO Resources Credit Agreement which decreased our borrowing base from $725.0 million to $600.0 million in connection with our semi-annual borrowing base redetermination. Subsequent redeterminations will occur semi-annually with us and the lenders having the right to request interim unscheduled redeterminations in certain circumstances. The next scheduled borrowing base redetermination for the EXCO Resources Credit Agreement will occur in the first quarter of 2016. The amendment also included modifications to our financial covenants, interest rate grid and borrowing base if we issue certain indebtedness subordinated to the EXCO Resources Credit Agreement. In the event of the incurrence of such indebtedness, the borrowing base will be automatically reduced by an amount equal to 33% of the principal amount of such indebtedness incurred; provided that in no event shall the borrowing base be less than $362.5 million. The interest rate grid will be increased by 50 bps if we incur such indebtedness in excess of $300.0 million. If we have not incurred $300.0 million in such indebtedness by December 31, 2016, the Secured Indebtedness Ratio will be temporarily suspended until the issuance of this indebtedness. The issuance of such indebtedness in excess of $300.0 million would result in a modification to the Interest Coverage Ratio to require that we maintain a ratio of at least 1.25 to 1.00 as of the end of any fiscal quarter and the termination of the Leverage Ratio.
As a result of the decline in commodity prices, we have implemented cost reduction initiatives in order to mitigate the impact on our cash flows and liquidity. We have negotiated reductions in development and operating costs with several key vendors and plan to continue to pursue further reductions. Also, we have implemented initiatives to reduce our general and administrative costs including a 15% reduction in our workforce in February 2015. Our 2015 capital budget is expected to exceed our cash flows from operations and the deficit will be funded with borrowings under the EXCO Resources Credit Agreement.
The following table presents our liquidity as of June 30, 2015:

(in thousands)	June 30, 2015
EXCO Resources Credit Agreement	$292,492
2018 Notes (1)	750,000
2022 Notes	500,000
Total debt	$1,542,492
Net debt	$1,475,004
Borrowing base (2)	$725,000
Unused borrowing base (2) (3)	$425,935
Cash (4)	$67,488
Unused borrowing base plus cash (2)	$493,423

(1)	Excludes unamortized discount of $5.2 million as of June 30, 2015.

(2)
On July 27, 2015, we amended the EXCO Resources Credit Agreement which decreased our borrowing base to $600.0 million. On a pro forma basis, our unused borrowing base would have been $300.9 million and the unused borrowing base plus cash would have been $368.4 million if this amendment had occurred on June 30, 2015.

(3)	Net of $6.6 million in letters of credit as of June 30, 2015.

(4)	Includes restricted cash of $17.6 million as of June 30, 2015.

We are currently evaluating potential increases to our development plans that could impact 2015 and future years. In connection with the potential increased development plans, we are currently evaluating transactions that would further enhance our liquidity and provide additional financial flexibility. This may include, but is not limited to, plans to refinance our existing indebtedness, incur additional indebtedness, issue equity or divest assets. The issuance of indebtedness subordinated to the EXCO Resources Credit Agreement may result in a further reduction in our borrowing base. As part of this evaluation process, the financing strategies will be designed to allow us to preserve our liquidity in order to execute on our development program and corporate strategies. We may not undertake or be able to complete these transactions, and the extent and timing of these transactions are dependent upon financial, business, economic, regulatory and other factors.
Credit agreements and long-term debt
As of June 30, 2015, our consolidated debt consisted of the EXCO Resources Credit Agreement, the 2018 Notes and the 2022 Notes (see "Note 9. Debt" in the Notes to our Condensed Consolidated Financial Statements for a further description of each agreement).
As of June 30, 2015, we were in compliance with the financial covenants (each as defined in the EXCO Resources Credit Agreement):

•	our consolidated current ratio of 2.1 to 1.0 exceeded the minimum of at least 1.0 to 1.0 as of the end of any fiscal quarter;

•	our Interest Coverage Ratio of 2.8 to 1.0 exceeded the minimum of at least 2.0 to 1.0 as of the end of any fiscal quarter; and

•	our Secured Indebtedness Ratio of 1.0 to 1.0 did not exceed the maximum of 2.5 to 1.0 as of the end of any fiscal quarter.
The indentures governing the 2018 Notes and 2022 Notes contain incurrence covenants which restrict our ability to incur additional indebtedness, incur liens to secure any such additional indebtedness or pledge assets. These incurrence covenants include a limitation on our indebtedness that is based, in part, on the greater of a monetary threshold or the value of our assets. Therefore, our ability to incur additional indebtedness could be limited under the indentures to the extent that low oil and natural gas prices negatively impact the value of our assets.
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
Capital expenditures
For the six months ended June 30, 2015, our capital expenditures totaled $178.4 million, of which $151.4 million was related to drilling and development activities. Our development program during the six months ended June 30, 2015 included three operated drilling rigs focused primarily on the Haynesville and Bossier shales in the Shelby area of East Texas. Our development activities in North Louisiana during 2015 included limited drilling as well as completion activities in Caddo and DeSoto Parishes, Louisiana. We continued our development program in the South Texas region which included an average of one operated drilling rig focused on the Eagle Ford shale and the Buda formation. Our capital expenditures in the South Texas region also included the leasing of acreage in Zavala County, Texas. We drilled an appraisal well in the Marcellus shale in Northeast Pennsylvania which is expected to be turned-to-sales during the second half of the year. In response to the downturn in commodity prices, we have negotiated reductions in service costs with certain key vendors utilized in our drilling and completion activities and plan to pursue further reductions.
The following table presents our capital expenditures for the six months ended June 30, 2015 and our forecasted capital expenditures for the remainder of 2015. In May 2015, our board of directors approved an increase to our capital budget from $275.0 million to $300.0 million to pursue certain oil and natural gas leasing opportunities in EXCO's core operating areas of East Texas and South Texas. Our capital program allocates a higher proportionate share of our expenditures towards the beginning of the year primarily as a result of completion activities related to wells that were in various stages of the development process at the end of 2014.

	Six Months Ended	July - December Forecast	Full Year Forecast
(in thousands)	June 30, 2015	2015	2015
Capital expenditures:
Development capital expenditures	$151,361	$63,639	$215,000
Field operations, gathering and water pipelines	3,634	12,366	16,000
Lease purchases and seismic	8,843	20,157	29,000
Corporate and other	14,570	25,430	40,000
Total	$178,408	$121,592	$300,000
We are currently evaluating potential increases to our development plans that could impact 2015 and future years. The potential additional development would be focused on drilling and completion activities in our East Texas and South Texas regions.
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
As of June 30, 2015, we had spud 92 wells and turned-to-sales 87 wells since the inception of the Participation Agreement. The most recent well subject to the Participation Agreement was drilled in the first quarter of 2015 and our development plans do not include drilling any additional wells subject to the Participation Agreement during the remainder of 2015. There were 5 wells in various stages of development as of June 30, 2015 that will be turned-to-sales during the remainder of 2015 and included in future offers. The timing of these offers is dependent upon the date these wells are turned-to-sales, downtime during the year preceding the offer process and other factors. As of June 30, 2015, we had approximately 90 locations remaining to be drilled in the area under the Participation Agreement. The future development plans in this region are dependent on market conditions and operational decisions that impact the number of locations including spacing between wells, lateral lengths and other factors. Furthermore, any of the remaining locations that are not drilled prior to July 31, 2018 will not be subject to the offer process.
We revised our second offer in July 2015 based on an independent evaluation from a reserve engineering firm, which included a total of 10 gross (5.2 net) wells for a total offer price of $16.3 million. Our joint venture partner did not accept our offer and these wells will be included in future offers. The offer for these wells did not meet the specified return hurdle in the Participation Agreement; therefore, our joint venture partner was not required to sell us the wells included in this offer. Our next offer will occur in the third quarter of 2015, which is expected to include a total of up to 26 gross (13.6 net) wells. The total purchase price will depend on our joint venture partner's acceptance of the offer as well as our joint venture partner's option to retain an undivided 15% of their collective interest in certain wells. If our joint venture partner accepts the offer, we expect the offer and acceptance process to be completed and the acquisition to close in the third quarter of 2015.
We currently estimate that 10 to 15 additional gross wells will qualify to be included in offers during the remainder of 2015 and 40 to 50 additional gross wells will qualify to be included in offers during 2016. However, the extent and timing of these acquisitions in future periods will be dependent on the terms and conditions of the offer process. The amounts for future acquisitions will depend on future reserves, commodity prices, capital expenditures, production, revenues, expenses, as well as our joint venture partner's intentions to accept offers and exercise their right to retain an interest. As such, it is not possible to reasonably estimate the amounts for future acquisitions under the agreement. If our offers for the wells included in the first four quarters of the offer process do not meet the established return thresholds, we must increase our offer to meet the thresholds or our joint venture partner will no longer be required to accept future offers for Committed Wells that meet the established return thresholds. However, we are required to continue to offer to purchase wells under the agreement and our joint venture partner will retain the ability to accept or decline our offer.

Historical sources and uses of funds

Our primary sources of cash for the six months ended June 30, 2015 were cash flows from operations and borrowings under the EXCO Resources Credit Agreement.
Net increases (decreases) in cash are summarized as follows:

	Six Months Ended June 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$108,204	$268,122
Net cash used in investing activities	(192,569)	(124,943)
Net cash provided by (used in) financing activities	87,967	(147,784)
Net increase (decrease) in cash	$3,602	$(4,605)
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
For the six months ended June 30, 2015, our net cash provided by operating activities was $108.2 million as compared to $268.1 million for the six months ended June 30, 2014. The decrease was primarily attributable to lower revenues from lower production and decreased oil and natural gas prices. In addition, the decrease was due to changes in accounts payable resulting from lower collections from advance billings to other working interest owners in the Eagle Ford shale as well as lower collections of revenues that are payable to other owners. The decrease was partially offset by cash receipts of $57.0 million on derivative contracts for the six months ended June 30, 2015 compared to cash payments of $34.5 million for the same period in the prior year.
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
For the six months ended June 30, 2015, our net cash used in investing activities was $192.6 million primarily due to our drilling and development activities in the East Texas, North Louisiana and South Texas regions. The cash used in investing activities for the six months ended June 30, 2015 included a significant amount of expenditures related to the wells drilled in 2014. For the six months ended June 30, 2014, our net cash used in investing activities was $124.9 million primarily due to drilling and development activities in the East Texas, North Louisiana and South Texas regions. This was partially offset by approximately $68.2 million of proceeds received from the sale of our interest in certain non-operated assets in the Permian Basin.
Financing activities
For the six months ended June 30, 2015, our net cash provided by financing activities was $88.0 million primarily due to $90.0 million in borrowings under the EXCO Resources Credit Agreement. For the six months ended June 30, 2014, our net cash used in financing activities was $147.8 million primarily due to $879.9 million in payments of the outstanding borrowings under the EXCO Resources Credit Agreement, $27.1 million of dividend payments and $10.1 million of deferred financing costs primarily related to issuance of the 2022 Notes. This was offset by $500.0 million of gross proceeds received from issuance of the 2022 Notes and approximately $272.9 million of gross proceeds received from the Rights Offering.
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
Our derivative financial instruments are comprised of oil and natural gas swaps, basis swaps, three-way collars and call option contracts. As of June 30, 2015, we had derivative financial instruments in place for the volumes and prices shown below:

(in thousands, except prices)	NYMEX gas volume - Mmbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Bbls	Weighted average contract price per Bbl
Swaps:
Remainder of 2015	25,300	$4.02	644	$86.44
2016	16,470	3.30	732	64.82
2017	7,300	3.42	—	—
Basis swaps:
Remainder of 2015	—	—	46	6.10
Call options:
Remainder of 2015	10,120	4.29	184	100.00
Three-way collars:
Remainder of 2015	13,800		—
Sold call		4.47		—
Purchased put		3.83		—
Sold put		3.33		—
2016	10,980		—
Sold call		4.80		—
Purchased put		3.90		—
Sold put		3.40		—
We had derivative financial instruments that covered approximately 65% of production volumes during both the three and six months ended June 30, 2015.
See further details on our derivative financial instruments in "Note 7. Derivative financial instruments" and "Note 8. Fair value measurements" in the Notes to our Condensed Consolidated Financial Statements.
Off-balance sheet arrangements
As of June 30, 2015, we had no arrangements or any guarantees of off-balance sheet debt to third parties.
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
Our use of derivative financial instruments could have the effect of reducing our revenues and the value of our securities. For the six months ended June 30, 2015, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $27.3 million for our oil and natural gas swap contracts. The ultimate settlement amount of our outstanding derivative financial instrument contracts is dependent on future commodity prices. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
Interest rate risk

At June 30, 2015, our exposure to interest rate changes related primarily to borrowings under the EXCO Resources Credit Agreement. The interest rate per annum on the 2018 Notes is fixed at 7.5% and the interest rate per annum on the 2022 Notes is fixed at 8.5%. Interest is payable on borrowings under the EXCO Resources Credit Agreement based on a floating rate as more fully described in "Note 9. Debt" in the Notes to our Condensed Consolidated Financial Statements. At June 30, 2015, we had approximately $292.5 million in outstanding borrowings under the EXCO Resources Credit Agreement. A 1% increase in interest rates (100 bps) based on the variable borrowings as of June 30, 2015 would result in an increase in our interest expense of approximately $2.9 million per year. The interest we pay on these borrowings is set periodically based upon market rates.

Item 4.     Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Exchange Act, EXCO's management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that EXCO's disclosure controls and procedures were effective as of June 30, 2015 to ensure that information that is required to be disclosed by EXCO in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to EXCO's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in EXCO's internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, EXCO's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are periodically a party to various litigation matters. We do not believe that any resulting liability from existing legal proceedings, individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

During the second quarter of 2015, there were no material changes to the Risk Factors disclosed in our 2014 Form 10-K, except for the following:

If we fail to comply with the continued listing standards of the NYSE, it may result in a delisting of our common shares from the NYSE.

Our common shares are currently and have been listed for trading on the NYSE, and the continued listing of our common shares on the NYSE is subject to our compliance with a number of listing standards. To maintain compliance with these continued listing standards, the Company is required to maintain an average closing price of $1.00 or more over a consecutive 30 trading-day period. Beginning in early July 2015, the closing price of our common shares, as reported on the NYSE, has been less than $1.00. There can be no assurance that we will be able to continue to meet the continued listing standards of the NYSE. The delisting of our common shares from the NYSE could result in even further reductions in our share price, would substantially limit the liquidity of our common shares, and materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the NYSE could also have other negative results, including the potential loss of confidence by institutional investors.

We currently have negative shareholders’ equity, which could adversely affect our financial condition and otherwise adversely impact our business and growth prospects.

We have recently experienced losses as a result of the recent decline in oil and natural gas prices, and, as of June 30, 2015, we had negative shareholders’ equity of $257.4 million, which means that our total liabilities exceeded our total assets. The continuing existence of negative shareholders’ equity may limit our ability to obtain future debt or equity financing or to pay future dividends or other distributions. If we are unable to obtain financing in the future, it could have a negative effect on our operations and our liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer repurchases of common shares
The following table details our repurchase of common shares for the three months ended June 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1, 2015 - April 30, 2015	—	$—	—	$192.5
May 1, 2015 - May 31, 2015	—	—	—	192.5
June 1, 2015 - June 30, 2015	—	—	—	192.5
Total	—	$—	—

(1)	On July 19, 2010, we announced a $200.0 million share repurchase program.

Item 5.     Other Information

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2015, we or any of our “affiliates,” as that term is defined in Rule 12b-2 promulgated under the Exchange Act (“Rule 12b-2”), had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in this Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended June 30, 2015, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Oaktree Capital Group Holdings GP, LLC, an affiliate of Oaktree Capital Management, LP (“Oaktree”), is the beneficial owner of approximately 16.5% of our common shares. B. James Ford, a Managing Director of Oaktree, has served on our Board of Directors since 2007. Additionally, pursuant to a letter agreement among the Company, Oaktree and certain of the funds managed by Oaktree, Oaktree has the right to nominate a director to the Company’s Board of Directors at any annual meeting of shareholders so long as Oaktree beneficially owns at least 10,000,000 of our common shares. As a result of the foregoing, Oaktree may be deemed to be an affiliate of the Company under Rule 12b-2.

Oaktree has informed us that a company indirectly owned by funds managed by Oaktree has engaged in a transaction with Iran or with persons or entities related to Iran during the quarter ended June 30, 2015. Because of the broad definition of the term affiliate under Rule 12b-2, this company that is indirectly owned by funds managed by Oaktree may also be deemed to be an affiliate of ours. Accordingly, we are including the following disclosure, which has been provided to us by Oaktree and which we have not independently verified, to satisfy our reporting requirements under ITRA:

On or around April 28, 2015, the Maersk Tigris, a Marshall Islands-flagged vessel (the “Vessel”) that is indirectly owned by funds managed by Oaktree as investment manager, was seized by the Iran Revolutionary Guard Corps and escorted towards the Iranian port of Bandar Abbas. The Vessel was detained by the Iran Revolutionary Guard until May 7, 2015. During the pendency of the Vessel’s seizure, the Vessel’s ship master purchased certain necessary provisions to maintain the health, safety and/or security of the Vessel’s crew. Neither the Vessel nor any entity affiliated with the Vessel derived any revenues or profits from this activity, and neither the Vessel nor any entity affiliated with the Vessel intends for the activity to continue.

Item 6.	Exhibits

See “Index to Exhibits” for a description of our exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC.
(Registrant)

Date:	July 27, 2015	/s/ Harold L. Hickey
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

10.5	Form of Restricted Stock Award Agreement for Named Executive Officers for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed herewith.*

10.6
Form of Performance-Based Restricted Stock Unit Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated June 30, 2014 and filed on July 3, 2014 and incorporated by reference herein.*

10.7
Form of Performance-Based Share Unit Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 1, 2015 and filed on July 8, 2015 and incorporated by reference herein.*

10.8
Form of Performance-Based Share Unit Agreement for Named Executive Officers for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 1, 2015 and filed on July 8, 2015 and incorporated by reference herein.*

10.9
Fourth Amended and Restated EXCO Resources, Inc. Severance Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 16, 2011 and filed on March 22, 2011 and incorporated by reference herein.*

10.10
Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.11
Amendment Number One to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2009 filed on February 24, 2010 and incorporated by reference herein.*

10.12
Amendment Number Two to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., effective as of May 22, 2014, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 22, 2014 and filed on May 29, 2014 and incorporated by reference herein.*

10.13
Letter Agreement, dated March 28, 2007, with OCM Principal Opportunities Fund IV, L.P. and OCM EXCO Holdings, LLC, filed as an Exhibit to EXCO’s Form 8-K (File No. 001-32743), dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.14
Amendment Number One to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an exhibit to EXCO’s Current Report on Form 8-K, dated June 4, 2009 and filed on June 10, 2009 and incorporated by reference herein.*

10.15
Amendment Number Two to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, dated as of October 6, 2011, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated October 6, 2011 and filed on October 7, 2011 and incorporated by reference herein.*

10.16
Amendment Number Three to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, dated as of June 11, 2013, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated June 11, 2013 and filed on June 12, 2013 and incorporated by reference herein.*

10.17	Form of Restricted Stock Award Agreement, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013 filed on August 7, 2013 and incorporated by reference herein.*

10.18
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

10.26
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

10.38
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

10.39
Participation Agreement, dated July 31, 2013, among Admiral A Holding L.P., Admiral B Holding L.P. and EXCO Operating Company, LP, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013 filed on August 7, 2013 and incorporated by reference herein.

10.40
Amendment No. 1 to Participation Agreement, dated April 17, 2014, among EXCO Operating Company, LP, Admiral A Holding L.P. and Admiral B Holding L.P., filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2014 and filed on July 30, 2014 and incorporated by reference herein.

10.41	Amendment No. 2 to Participation Agreement, dated June 1, 2015, among EXCO Operating Company, LP, Admiral A Holding L.P., TE Admiral A Holding L.P. and Colt A Holding L.P., filed herewith.

10.42	Form of Director Indemnification Agreement, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 10, 2010 and filed on November 12, 2010 and incorporated by reference herein.

10.43
MVC Letter Agreement, dated November 15, 2013, among BG US Production Company, LLC, BG US Gathering Company, LLC, EXCO Operating Company, LP, Azure Midstream Energy LLC (formerly known as TGGT Holdings, LLC) and TGG Pipeline, Ltd, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 15, 2013 and filed on November 21, 2013 and incorporated by reference herein.

10.44
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

10.45	EXCO Resources, Inc. 2014 Management Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 21, 2014 and filed on April 25, 2014 and incorporated by reference herein.*

10.46
Amendment Number One to the EXCO Resources, Inc. Management Incentive Plan, effective as of September 1, 2014, filed as an Exhibit to Amendment No. 1 to EXCO's Current Report on Form 8-K/A, dated August 6, 2014 and filed on September 5, 2014 and incorporated by reference herein.*

10.47
EXCO Resources, Inc. 2015 Management Incentive Plan, dated March 4, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 4, 2015 and filed on March 10, 2015 and incorporated by reference herein.*

10.48
Retention Agreement, dated May 14, 2015, by and between Harold H. Jameson and EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 14, 2015 and filed on May 20, 2015 and incorporated by reference herein.*

10.49
Amended and Restated Retention Agreement, dated May 14, 2015, by and between William L. Boeing and EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 14, 2015 and filed on May 20, 2015 and incorporated by reference herein.*

10.50
Amended and Restated Retention Agreement, dated May 14, 2015, by and between Richard A. Burnett and EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 14, 2015 and filed on May 20, 2015 and incorporated by reference herein.*

10.51
Amended and Restated Retention Agreement, dated May 14, 2015, by and between Harold L. Hickey and EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 14, 2015 and filed on May 20, 2015 and incorporated by reference herein.*

10.52
Services and Investment Agreement, dated as of March 31, 2015, by and among EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to Amendment No. 1 to EXCO’s Current Report on Form 8-K/A, dated March 31, 2015 and filed on May 26, 2015 and incorporated by reference herein.

10.53
Acknowledgement of Amendment to Services and Investment Agreement, dated as of May 26, 2015, by and between EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 26, 2015 and filed on June 1, 2015 and incorporated by reference herein.

10.54	Form of Nomination Letter Agreement, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 31, 2015 and filed on April 2, 2015 and incorporated by reference herein.

10.55	Warrant, dated as of March 31, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 31, 2015 and filed on April 2, 2015 and incorporated by reference herein.

10.56	Warrant, dated as of March 31, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 31, 2015 and filed on April 2, 2015 and incorporated by reference herein.

10.57	Warrant, dated as of March 31, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 31, 2015 and filed on April 2, 2015 and incorporated by reference herein.

10.58	Warrant, dated as of March 31, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 31, 2015 and filed on April 2, 2015 and incorporated by reference herein.

10.59
Registration Rights Agreement, dated as of April 21, 2015, by and between EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 21, 2015 and filed on April 27, 2015 and incorporated by reference herein.

10.60
Registration Rights Waiver, dated as of April 10, 2015, by and among EXCO Resources, Inc. and Jeffrey D. Benjamin, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 21, 2015 and filed on April 27, 2015 and incorporated by reference herein.

10.61
Registration Rights Waiver, dated as of April 10, 2015, by and among EXCO Resources, Inc. and Robert L. Stillwell, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 21, 2015 and filed on April 27, 2015 and incorporated by reference herein.

10.62
Registration Rights Waiver, dated as of April 10, 2015, by and among EXCO Resources, Inc. and Harold L. Hickey, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 21, 2015 and filed on April 27, 2015 and incorporated by reference herein.

10.63
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

10.64
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

10.65
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