Form 10-Q
period 2016-03-31
EXCO RESOURCES INC
filed 2016-05-04
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

The number of shares of common stock, par value $0.001 per share, outstanding as of April 29, 2016 was 282,649,205.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,216	$12,247
Restricted cash	27,605	21,220
Accounts receivable, net:
Oil and natural gas	6,819	37,236
Joint interest	17,064	22,095
Other	5,019	8,894
Derivative financial instruments	43,370	39,499
Inventory and other	8,310	8,610
Total current assets	154,403	149,801
Equity investments	32,887	40,797
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	107,098	115,377
Proved developed and undeveloped oil and natural gas properties	2,980,231	3,070,430
Accumulated depletion	(2,656,369)	(2,627,763)
Oil and natural gas properties, net	430,960	558,044
Other property and equipment, net	27,852	27,812
Deferred financing costs, net	6,587	8,408
Derivative financial instruments	5,346	6,109
Goodwill	163,155	163,155
Total assets	$821,190	$954,126
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$73,335	$88,049
Revenues and royalties payable	109,752	106,163
Accrued interest payable	7,811	7,846
Current portion of asset retirement obligations	845	845
Income taxes payable	—	—
Derivative financial instruments	3,322	16
Current maturities of long-term debt	50,000	50,000
Total current liabilities	245,065	252,919
Long-term debt	1,320,102	1,320,279
Asset retirement obligations and other long-term liabilities	44,029	43,251
Shareholders’ equity:
Common shares, $0.001 par value; 780,000,000 authorized shares; 283,971,207 shares issued and 283,376,544 shares outstanding at March 31, 2016; 283,633,996 shares issued and 283,039,333 shares outstanding at December 31, 2015	276	276
Additional paid-in capital	3,526,611	3,522,153
Accumulated deficit	(4,307,261)	(4,177,120)
Treasury shares, at cost; 594,663 shares at March 31, 2016 and December 31, 2015	(7,632)	(7,632)
Total shareholders’ equity	(788,006)	(662,323)
Total liabilities and shareholders’ equity	$821,190	$954,126

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Revenues:
Oil	$15,483	$20,883
Natural gas	36,166	65,437
Total revenues	51,649	86,320
Costs and expenses:
Oil and natural gas operating costs	9,478	14,941
Production and ad valorem taxes	4,640	4,861
Gathering and transportation	26,630	25,715
Depletion, depreciation and amortization	29,001	62,489
Impairment of oil and natural gas properties	134,599	276,327
Accretion of discount on asset retirement obligations	912	556
General and administrative	10,897	15,237
Other operating items	190	(188)
Total costs and expenses	216,347	399,938
Operating loss	(164,698)	(313,618)
Other income (expense):
Interest expense, net	(19,257)	(27,490)
Gain on derivative financial instruments	16,591	23,710
Gain on extinguishment of debt	45,114	—
Other income	12	51
Equity loss	(7,910)	(765)
Total other income (expense)	34,550	(4,494)
Loss before income taxes	(130,148)	(318,112)
Income tax expense	—	—
Net loss	$(130,148)	$(318,112)
Loss per common share:
Basic:
Net loss	$(0.47)	$(1.17)
Weighted average common shares outstanding	278,357	271,522
Diluted:
Net loss	$(0.47)	$(1.17)
Weighted average common shares and common share equivalents outstanding	278,357	271,522

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Operating Activities:
Net loss	$(130,148)	$(318,112)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	29,001	62,489
Equity-based compensation expense	3,813	1,680
Accretion of discount on asset retirement obligations	912	556
Impairment of oil and natural gas properties	134,599	276,327
Loss from equity investments	7,910	765
Gain on derivative financial instruments	(16,591)	(23,710)
Cash receipts of derivative financial instruments	16,790	27,638
Amortization of deferred financing costs and discount on debt issuance	3,121	4,876
Other non-operating items	(20)	—
Gain on extinguishment of debt	(45,114)	—
Effect of changes in:
Restricted cash with related party	(1,201)	—
Accounts receivable	38,295	22,443
Other current assets	(102)	226
Accounts payable and other current liabilities	(13,284)	1,352
Net cash provided by operating activities	27,981	56,530
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment	(32,486)	(120,888)
Property acquisitions	—	(7,608)
Proceeds from disposition of property and equipment	—	6,711
Restricted cash	(5,184)	2,117
Net changes in advances to joint ventures	1,001	(75)
Equity investments and other	—	(503)
Net cash used in investing activities	(36,669)	(120,246)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	297,897	45,000
Repayments under EXCO Resources Credit Agreement	(232,397)	—
Payment on Exchange Term Loan	(12,639)	—
Repurchases of senior unsecured notes	(7,863)	—
Deferred financing costs and other	(2,341)	(1,942)
Net cash provided by financing activities	42,657	43,058
Net increase (decrease) in cash	33,969	(20,658)
Cash at beginning of period	12,247	46,305
Cash at end of period	$46,216	$25,647
Supplemental Cash Flow Information:
Cash interest payments	$15,583	$29,220
Income tax payments	—	—
Supplemental non-cash investing and financing activities:
Capitalized equity-based compensation	$260	$969
Capitalized interest	1,339	3,734

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common shares		Treasury shares		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2014	274,352	$270	(578)	$(7,615)	$3,502,209	$(2,984,860)	$510,004
Issuance of common shares	—	—	—	—	50	—	50
Equity-based compensation	—	—	—	—	2,493	—	2,493
Restricted shares issued, net of cancellations	(72)	—	—	—	—	—	—
Common share dividends	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	(318,112)	(318,112)
Balance at March 31, 2015	274,280	$270	(578)	$(7,615)	$3,504,752	$(3,302,971)	$194,436
Balance at December 31, 2015	283,634	$276	(595)	$(7,632)	$3,522,153	$(4,177,120)	$(662,323)
Equity-based compensation	—	—	—	—	4,458	—	4,458
Restricted shares issued, net of cancellations	337	—	—	—	—	—	—
Common share dividends	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	(130,148)	(130,148)
Balance at March 31, 2016	283,971	$276	(595)	$(7,632)	$3,526,611	$(4,307,261)	$(788,006)

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

•East Texas and North Louisiana
The East Texas and North Louisiana regions are primarily comprised of our Haynesville and Bossier shale assets. We have a joint venture with BG Group, plc ("BG Group") covering an undivided 50% interest in certain Haynesville and Bossier shale assets in East Texas and North Louisiana. The East Texas and North Louisiana regions also include assets outside of the joint venture in the Haynesville and Bossier shales. We serve as the operator for most of our properties in the East Texas and North Louisiana regions.

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
The accompanying Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015 are for EXCO and its subsidiaries. The condensed consolidated financial statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain reclassifications have been made to prior period information to conform to current period presentation.
We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in the opinion of management, such financial statements reflect all adjustments necessary to fairly present the consolidated financial position of EXCO at March 31, 2016 and its results of operations and cash flows for the periods presented. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes included in EXCO's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 2, 2016 ("2015 Form 10-K").
In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures. The results of operations for the interim periods are not necessarily indicative of the results we expect for the full year.

2.Significant accounting policies
We consider significant accounting policies to be those related to our estimates of proved reserves, oil and natural gas properties, derivatives, business combinations, equity-based compensation, goodwill, revenue recognition, asset retirement obligations and income taxes. The policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used. These policies and others are summarized in the 2015 Form 10-K.
Concentration of credit risk
We sell oil and natural gas to various customers and certain customers account for a significant amount of our total consolidated revenues. The majority of our accounts receivable are due from either purchasers of oil or natural gas or participants in oil and natural gas wells for which we serve as the operator. We have the right to offset future revenues against unpaid charges related to wells that we operate. We are managing our credit risk as a result of the current commodity price environment through the attainment of financial assurances from certain customers. In 2016, we entered into an agreement with a significant customer to prepay us for estimated future oil and natural gas production. As of March 31, 2016, total prepayments from the customer were $24.6 million, which are included in Accounts payable and accrued liabilities or in Revenues and royalties payable in the Condensed Consolidated Balance Sheets.
Recent accounting pronouncements
In April 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"). ASU 2016-10 does not change the core principle of Topic 606 but clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective for annual and interim periods beginning after December 15, 2017. We are currently assessing the potential impact of ASU 2016-10 on our consolidated financial condition and results of operations.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-07 is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. We are currently assessing the potential impact of ASU 2016-09 on our consolidated financial condition and results of operations.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). ASU 2016-08 does not change the core principle of Topic 606 but clarifies the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for annual and interim periods beginning after December 15, 2017. We are currently assessing the potential impact of ASU 2016-08 on our consolidated financial condition and results of operations.
In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"). ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. ASU 2016-07 is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. We do not currently have significant investments that are accounted for by a method other than the equity method and do not expect ASU 2016-07 to have a significant impact on our consolidated financial condition and results of operations.

3.Asset retirement obligations

The following is a reconciliation of our asset retirement obligations for the three months ended March 31, 2016:

(in thousands)
Asset retirement obligations at beginning of period	$41,648
Activity during the period:
Liabilities settled during the period	(10)
Accretion of discount	912
Asset retirement obligations at end of period	42,550
Less current portion	845
Long-term portion	$41,705
Our asset retirement obligations are determined using discounted cash flow methodologies based on inputs and assumptions developed by management. We do not have any assets that are legally restricted for purposes of settling asset retirement obligations.

4.Oil and natural gas properties

We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs of oil and natural gas properties. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment or the need to transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. The majority of our undeveloped properties are held-by-production, which reduces the risk of impairment as a result of lease expirations. There were no impairments of unproved properties during the three months ended March 31, 2016 or 2015.
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
The ceiling test for each period presented was based on the following average spot prices, in each case adjusted for quality factors and regional differentials to derive estimated future net revenues. Prices presented in the table below are the trailing twelve-month simple average spot prices at the first of the month for natural gas at Henry Hub ("HH") and West Texas Intermediate ("WTI") crude oil at Cushing, Oklahoma. The fluctuations demonstrate the volatility in oil and natural gas prices between each of the periods and have a significant impact on our ceiling test limitation.

	Average spot prices
	Oil (per Bbl)	Natural gas (per Mmbtu)
March 31, 2016	$46.26	$2.40
December 31, 2015	50.28	2.59
We recognized impairments to our proved oil and natural gas properties of $134.6 million and $276.3 million for the three months ended March 31, 2016 and 2015, respectively. The impairments were primarily due to the decline in oil and natural gas prices.  Furthermore, the fixed costs associated with certain gathering and transportation contracts continue to have a significant impact on the present value of our proved reserves. We may incur additional impairments to our oil and natural gas properties in 2016 if oil and natural gas prices do not increase.  The possibility and amount of any future impairments is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.
During the three months ended March 31, 2016, all of our proved undeveloped reserves were reclassified to unproved primarily due to the uncertainty regarding the financing required to develop these reserves.  Our liquidity and capital resources continue to be impacted by the current commodity price environment as evidenced by factors such as the recent reduction to the borrowing base under our credit agreement (“EXCO Resources Credit Agreement”) and other circumstances.  As such, these factors resulted in uncertainty regarding the extent and types of financing available for our future development activities. A significant amount of our proved undeveloped reserves that were reclassified to unproved remain economic at current prices, and we may report proved undeveloped reserves in future filings if we determine we have the financial capability to execute a development plan.
The evaluation of impairment of our oil and natural gas properties includes estimates of proved reserves. There are inherent uncertainties in estimating quantities of proved reserves including projecting the future rates of production and the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data, and engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revisions of such estimate. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered.

5.Loss per share

The following table presents the basic and diluted loss per share computations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Basic net loss per common share:
Net loss	$(130,148)	$(318,112)
Weighted average common shares outstanding	278,357	271,522
Net loss per basic common share	$(0.47)	$(1.17)
Diluted net loss per common share:
Net loss	$(130,148)	$(318,112)
Weighted average common shares outstanding	278,357	271,522
Dilutive effect of:
Stock options	—	—
Restricted shares and restricted share units	—	—
Warrants	—	—
Weighted average common shares and common share equivalents outstanding	278,357	271,522
Net loss per diluted common share	$(0.47)	$(1.17)
Diluted net loss per common share for the three months ended March 31, 2016 and 2015 is computed in the same manner as basic loss per share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which include stock options, restricted share units, restricted share awards and warrants, whether exercisable or not. The computation of diluted loss per share excluded 91,285,813 and 12,813,248 antidilutive share equivalents for the three months ended March 31, 2016 and 2015, respectively. Our antidilutive share equivalents for the three months ended March 31, 2016 included 80,000,000 warrants issued to Energy Strategic Advisory Services LLC ("ESAS"). See "Note 10. Related party transactions" for additional information on the warrants issued to ESAS.

6.Derivative financial instruments

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
Fair Value of Derivative Financial Instruments

(in thousands)	March 31, 2016	December 31, 2015
Derivative financial instruments - Current assets	$43,370	$39,499
Derivative financial instruments - Long-term assets	5,346	6,109
Derivative financial instruments - Current liabilities	(3,322)	(16)
Derivative financial instruments - Long-term liabilities	—	—
Net derivative financial instruments	$45,394	$45,592
Effect of Derivative Financial Instruments

	Three Months Ended March 31,
(in thousands)	2016	2015
Gain on derivative financial instruments	$16,591	$23,710
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
Swaptions: These contracts give our trading counterparties the right, but not the obligation, to enter into a swap contract for an agreed quantity of oil or natural gas from us at a certain time and fixed price in the future.
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

The following table presents the volumes and fair value of our oil and natural gas derivative financial instruments as of March 31, 2016:

(dollars in thousands, except prices)	Volume Bbtu/Bbl	Weighted average strike price per Mmbtu/Bbl	Fair value at March 31, 2016
Natural gas:
Swaps:
Remainder of 2016	42,625	$2.88	$27,849
2017	12,750	3.15	4,625
2018	3,650	3.15	991
Swaptions:
2017	7,300	2.76	(1,970)
Total natural gas			$31,495
Oil:
Swaps:
Remainder of 2016	825	$58.61	$13,899
Total oil			$13,899
Total oil and natural gas derivative financial instruments			$45,394
At December 31, 2015, we had outstanding swap contracts covering 49,370 Bbtu of natural gas and 915 Mbbls of oil. Since March 31, 2016, we entered into additional fixed price swaps covering 7,300 Bbtu of natural gas at an average price of $2.74 per Mmbtu for 2017.
At March 31, 2016, the average forward NYMEX WTI oil prices per Bbl for the remainder of 2016 was $41.26 and the average forward NYMEX HH natural gas prices per Mmbtu for the remainder of 2016 and calendar years 2017 and 2018 were $2.26, $2.77 and $2.87, respectively.
Our derivative financial instruments covered approximately 46% and 64% of production volumes for the three months ended March 31, 2016 and 2015, respectively.

7.Debt
The carrying value of our total debt is summarized as follows:

(in thousands)	March 31, 2016	December 31, 2015
EXCO Resources Credit Agreement	$132,992	$67,492
Exchange Term Loan	628,533	641,172
Fairfax Term Loan	300,000	300,000
2018 Notes	143,527	158,015
Unamortized discount on 2018 Notes	(676)	(932)
2022 Notes	182,932	222,826
Deferred financing costs, net	(17,206)	(18,294)
Total debt	1,370,102	1,370,279
Less amounts due within one year	50,000	50,000
Total debt due after one year	$1,320,102	$1,320,279

	March 31, 2016
(in thousands)	Carrying value	Deferred reduction in carrying value	Unamortized discount/deferred financing costs	Principal balance
EXCO Resources Credit Agreement	$132,992	$—	$—	$132,992
Exchange Term Loan	628,533	(228,533)	—	400,000
Fairfax Term Loan	300,000	—	—	300,000
2018 Notes	142,851	—	676	143,527
2022 Notes	182,932	—	—	182,932
Deferred financing costs, net	(17,206)	—	17,206	—
Total debt	$1,370,102	$(228,533)	$17,882	$1,159,451

Terms and conditions of our debt obligations are discussed below.
Recent transactions
In the first quarter of 2016, we completed transactions focused on reducing our indebtedness including open market repurchases of an aggregate of $14.5 million and $39.9 million in principal amount of the 7.5% senior unsecured notes due September 15, 2018 ("2018 Notes") and 8.5% senior unsecured notes due April 15, 2022 ("2022 Notes"), respectively, with an aggregate of $7.9 million in cash. The open market repurchases resulted in a $45.1 million net gain on extinguishment of debt for the three months ended March 31, 2016.
EXCO Resources Credit Agreement
As of March 31, 2016, the EXCO Resources Credit Agreement had $133.0 million of outstanding indebtedness, $325.0 million of available borrowing base and $182.4 million of unused borrowing base, net of letters of credit. The maturity date of the EXCO Resources Credit Agreement is July 31, 2018. The interest rate grid for the revolving commitment under the EXCO Resources Credit Agreement ranged from London Interbank Offered Rate ("LIBOR") plus 225 bps to 325 bps (or alternate base rate ("ABR") plus 125 bps to 225 bps), depending on our borrowing base usage. On March 31, 2016, our interest rate was approximately 3.5%.
As of March 31, 2016, we were in compliance with the financial covenants (defined in the EXCO Resources Credit Agreement), which required that we:

•
maintain a consolidated current ratio of at least 1.0 to 1.0 as of the end of any fiscal quarter. The consolidated current assets utilized in this ratio include unused commitments under the EXCO Resources Credit Agreement;

•
maintain a ratio of consolidated EBITDAX to consolidated interest expense ("Interest Coverage Ratio") of at least 1.25 to 1.0 as of the end of any fiscal quarter. The consolidated interest expense utilized in the Interest Coverage Ratio is calculated in accordance with GAAP; therefore, this excludes cash payments under the terms of the

Exchange Term Loan (as defined below), whether designated as interest or as principal amount, that reduce the carrying amount and are not recognized as interest expense; and

•
not permit a ratio of senior secured indebtedness to consolidated EBITDAX ("Senior Secured Indebtedness Ratio") to be greater than 2.5 to 1.0 as of the end of any fiscal quarter. Senior secured indebtedness utilized in the Senior Secured Indebtedness Ratio excludes the Second Lien Term Loans (as defined below) and any other indebtedness subordinated to the EXCO Resources Credit Agreement.

On March 29, 2016, the lenders under the EXCO Resources Credit Agreement completed their regular semi-annual borrowing base redetermination, which resulted in a reduction in our borrowing base from $375.0 million to $325.0 million primarily due to depressed oil and natural gas prices. The borrowing base under the EXCO Resources Credit Agreement remains subject to semi-annual review and redetermination by the lenders pursuant to the terms of the EXCO Resources Credit Agreement, and the next scheduled redetermination of the borrowing base is set to occur on or about September 1, 2016.
Second Lien Term Loans
On October 26, 2015, we closed a 12.5% senior secured second lien term loan with certain affiliates of Fairfax Financial Holdings Limited ("Fairfax") in the aggregate principal amount of $300.0 million ("Fairfax Term Loan"). We also closed a 12.5% senior secured second lien term loan with certain unsecured noteholders in the aggregate principal amount of $291.3 million on October 26, 2015 and $108.7 million on November 4, 2015 (“Exchange Term Loan,” and together with the Fairfax Term Loan, “Second Lien Term Loans”). The proceeds from the Exchange Term Loan were used to repurchase a portion of the outstanding 2018 Notes and 2022 Notes in exchange for the holders of such notes agreeing to act as lenders in connection with the Exchange Term Loan. The exchange was accounted for as a troubled debt restructuring pursuant to FASB ASC 470-60, Troubled Debt Restructuring by Debtors. The future undiscounted cash flows from the Exchange Term Loan through its maturity were less than the carrying amounts of the retired 2018 Notes and 2022 Notes. As a result, the carrying amount of the Exchange Term Loan is equal to the total undiscounted future cash payments, including interest and principal.  All cash payments under the terms of the Exchange Term Loan, whether designated as interest or as principal amount, will reduce the carrying amount and no interest expense will be recognized. As such, our reported interest expense will be less than the contractual payments throughout the term of the Exchange Term Loan.
The Second Lien Term Loans mature on October 26, 2020 with interest payable on the last day in each calendar quarter. The Second Lien Term Loans are guaranteed by substantially all of EXCO’s subsidiaries, with the exception of certain non-guarantor subsidiaries and our jointly-held equity investments with BG Group, and are secured by second-priority liens on substantially all of EXCO’s assets securing the indebtedness under the EXCO Resources Credit Agreement. The Second Lien Term Loans rank (i) junior to the debt under the EXCO Resources Credit Agreement and any other priority lien obligations, (ii) pari passu to one another and (iii) effectively senior to all of our existing and future unsecured senior indebtedness, including the 2018 Notes and the 2022 Notes, to the extent of the collateral.
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
In addition, the term loan agreement governing the Exchange Term Loan prohibits us from incurring, among other things and subject to certain exceptions:

•
debt under the EXCO Resources Credit Agreement in excess of the greatest of (i) $375.0 million plus an amount equal to six and two-thirds percent of the aggregate principal amount of our outstanding indebtedness under the EXCO Resources Credit Agreement for over-advances to protect collateral, (ii) the borrowing base under the EXCO Resources Credit Agreement and (iii) 30% of modified adjusted consolidated net tangible assets (as defined in the agreement);

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

•	second lien debt, other than the Exchange Term Loan, in an amount to be agreed upon with the administrative agent;

•	junior lien debt, unless such debt is being used to refinance the 2018 Notes or the 2022 Notes or the terms and conditions of such junior lien debt are approved by the administrative agent; and

•	unsecured debt, unless we obtain consent from the administrative agent.
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
In the fourth quarter of 2015, EXCO repurchased an aggregate $551.2 million of the 2018 Notes in exchange for certain holders of the 2018 Notes becoming lenders under the Exchange Term Loan. Additionally, as of March 31, 2016, we repurchased a total of $55.3 million in principal amount of the 2018 Notes for an aggregate of $15.4 million in a series of open market repurchases. As a result of the repurchases, the aggregate principal amount of outstanding 2018 Notes was reduced to $143.5 million as of March 31, 2016. Interest accrues at 7.5% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year.
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
2022 Notes
The 2022 Notes were issued at 100.0% of the principal amount and bear interest at a rate of 8.5% per annum, payable in arrears on April 15 and October 15 of each year. In the fourth quarter of 2015, EXCO repurchased an aggregate $277.2 million in principal amount of the 2022 Notes in exchange for certain holders of the 2022 Notes becoming lenders under the Exchange Term Loan. Additionally, as of March 31, 2016, we repurchased a total of $39.9 million in principal amount of the 2022 Notes for an aggregate of $4.5 million in a series of open market repurchases. As a result of the repurchases, the aggregate principal amount of outstanding 2022 Notes was reduced to $182.9 million as of March 31, 2016.
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
Liquidity and covenants
There are certain risks arising from depressed oil and natural gas prices and declines in production volumes that could impact our liquidity and ability to meet debt covenants in future periods. Our ability to maintain compliance with our debt covenants may be negatively impacted when oil and/or natural gas prices remain depressed for an extended period of time. As of March 31, 2016, we were in compliance with the financial covenants under the EXCO Resources Credit Agreement. Reductions in our borrowing capacity could have an impact on our capital resources and liquidity. The borrowing base redetermination process considers assumptions related to future commodity prices; therefore, our borrowing capacity could be negatively impacted by further declines in oil and natural gas prices. The lenders party to the EXCO Resources Credit Agreement have considerable discretion in setting our borrowing base, and we are unable to predict the outcome of any future redeterminations. Accordingly, our ability to effectively execute our corporate strategies and manage our operating, general and administrative expenses and capital expenditure programs is critical to our financial condition, liquidity and our results of operations.
Based on our current estimates and expectations of commodity prices, reduced development activities, production and capital structure, the Company acknowledges that it may not be in compliance with certain covenants under the EXCO Resources Credit Agreement in 2017. If we are not able to meet our debt covenants in future periods, or if our borrowing base is significantly reduced, we may be required, but unable, to refinance all or part of our existing debt, seek covenant relief from our lenders, sell assets, incur additional indebtedness, or issue equity on terms acceptable to us, if at all, and may be required to surrender assets pursuant to the security provisions of the EXCO Resources Credit Agreement and the Second Lien Term Loans. Further, failing to comply with the financial and other covenants in the EXCO Resources Credit Agreement, 2018 Notes, 2022 Notes or the Second Lien Term Loans could result in an event of default under such agreement, and any event of default may cause a default or accelerate our obligations with respect to our other outstanding indebtedness, which could adversely affect our business, financial condition and results of operations.

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
Fair value of derivative financial instruments
The fair value of our derivative financial instruments may be different from the settlement value based on company-specific inputs, such as credit ratings, futures markets and forward curves, and readily available buyers or sellers. During the three months ended March 31, 2016 and 2015 there were no changes in the fair value level classifications. The following table presents a summary of the estimated fair value of our derivative financial instruments as of March 31, 2016 and December 31, 2015.

	March 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$45,394	$—	$45,394
	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$45,592	$—	$45,592
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
The valuation of our commodity price derivatives, represented by oil and natural gas swap and swaption contracts, is discussed below.
Oil derivatives. Our oil derivatives are swap contracts for notional Bbls of oil at fixed NYMEX oil index prices. The asset and liability values attributable to our oil derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for oil index prices, and (iii) the applicable credit-adjusted risk-free rate curve, as described above.
Natural gas derivatives. Our natural gas derivatives are swap and swaption contracts for notional Mmbtus of natural gas at posted price indexes, including NYMEX swap and swaption contracts. The asset and liability values attributable to our natural gas derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for natural gas swaps, (iii) the applicable credit-adjusted risk-free rate curve, as described above, and (iv) the implied rates of volatility inherent in the swaption contracts. The implied rates of volatility were determined based on average natural gas prices.
See further details on the fair value of our derivative financial instruments in “Note 6. Derivative financial instruments”.
Fair value of other financial instruments
Our financial instruments include cash and cash equivalents, accounts receivable and payable and accrued liabilities.  The carrying amount of these instruments approximates fair value because of their short-term nature.
The carrying values of our borrowings under the EXCO Resources Credit Agreement approximate fair value, as these are subject to short-term floating interest rates that approximate the rates available to us for those periods.
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

	March 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$43,848	$—	$—	$43,848
2022 Notes	34,757	—	—	34,757
Exchange Term Loan	—	178,000	—	178,000
Fairfax Term Loan	—	133,500	—	133,500
	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$43,170	$—	$—	$43,170
2022 Notes	48,376	—	—	48,376
Exchange Term Loan	—	278,000	—	278,000
Fairfax Term Loan	—	208,500	—	208,500
Other fair value measurements
We impaired $4.9 million of our investment in a midstream company in the East Texas and North Louisiana regions that we account for under the cost method of accounting. The impairment was recorded to reduce the carrying value to the fair value and is considered to be Level 3 within the fair value hierarchy. The estimated fair value of our cost method investment was determined based on trading metrics of comparable transactions.

9.Income taxes

We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. We have accumulated financial deferred tax assets primarily due to losses arising from impairments to the carrying value of our oil and natural gas properties that are subject to valuation allowances. Our valuation allowances increased $47.3 million for the three months ended March 31, 2016. As a result of cumulative financial operating losses, we have recognized net valuation allowances of approximately $1.3 billion which have fully offset our net deferred tax assets as of March 31, 2016. The valuation allowances will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized. The valuation allowances do not impact future utilization of the underlying tax attributes.

10.Related party transactions

OPCO

OPCO serves as the operator of our wells in the Appalachia JV and we advance funds to OPCO on an as needed basis. We did not advance any funds to OPCO during the three months ended March 31, 2016 or 2015. OPCO may distribute any excess cash equally between us and BG Group when its operating cash flows are sufficient to meet its capital requirements. There are service agreements between us and OPCO whereby we provide administrative and technical services for which we are reimbursed. For the three months ended March 31, 2016 and 2015, these transactions included the following:

	Three Months Ended March 31,
(in thousands)	2016	2015
Amounts received from OPCO	$5,119	$8,293

As of March 31, 2016 and December 31, 2015, the amounts owed were as follows:

(in thousands)	March 31, 2016	December 31, 2015
Amounts due to EXCO (1)	$902	$1,733
Amounts due from EXCO (1)	11,212	10,410

(1)
Advances to OPCO are recorded in "Other current assets" on our Condensed Consolidated Balance Sheets. Any amounts we owe to OPCO are netted against the advance until the advances are utilized. If the advances are fully utilized, we record amounts owed in "Accounts payable and accrued liabilities" on our Condensed Consolidated Balance Sheets.

ESAS

On September 8, 2015, we closed the services and investment agreement with ESAS, a wholly-owned subsidiary of Bluescape Resources Company LLC ("Bluescape"). At the closing, C. John Wilder, Executive Chairman of Bluescape, was appointed as a member of our Board of Directors and as Executive Chairman of the Board of Directors. As part of the agreement, ESAS completed its required purchase of EXCO's common shares as of December 31, 2015 and is currently the beneficial owner of approximately 6.5% of our outstanding common shares.

As consideration for the services to be provided under the agreement, EXCO will pay ESAS a monthly fee of $300,000 and an annual incentive payment of up to $2.4 million per year that will be based on EXCO’s common share price achieving certain performance hurdles as compared to a peer group, provided that payment for the services will be held in escrow and contingent upon completion of the entire first year of services and required investment in EXCO. We accrued a total of $6.0 million and $4.5 million at March 31, 2016 and December 31, 2015, respectively, for the services performed under the services and investment agreement and recoded these amounts in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. The total amount accrued at March 31, 2016 includes the entire annual incentive payment as a result of EXCO's performance rank above the 75th percentile of the peer group.

As an additional performance incentive under the services and investment agreement, EXCO issued warrants to ESAS in four tranches to purchase an aggregate of 80,000,000 common shares. These warrants may become exercisable in the future if our common shares achieve certain performance metrics compared to a peer group as of March 31, 2019. The measurement of the warrants is accounted for in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the warrants to be re-measured each interim reporting period until the completion of the services on March 31, 2019 and an adjustment is recorded in the statement of operations within equity-based compensation expense. For the three months ended March 31, 2016, we recognized equity-based compensation related to the warrants of $2.0 million.

In the first quarter of 2016, ESAS entered into an agreement with an unaffiliated lender under the Exchange Term Loan, pursuant to which the lender will make periodic payments to ESAS or receive periodic payments from ESAS based on changes in the market value of the Exchange Term Loan, and the lender will make periodic payments to ESAS based on the interest rate of the Exchange Term Loan. As of March 31, 2016, the agreement effectively provided ESAS with the economic consequences of ownership of approximately $47.9 million in principal amount of the Exchange Term Loan without direct ownership of, or consent rights with respect to, the Exchange Term Loan.

As described above, ESAS is a wholly-owned subsidiary of Bluescape, and C. John Wilder, a member of our Board of Directors, is Bluescape’s Executive Chairman. As Bluescape’s Executive Chairman, Mr. Wilder has the power to direct the affairs of Bluescape and, indirectly, ESAS, and may be deemed to share ESAS’ interest in the Exchange Term Loan and our common shares.

See our 2015 Form 10-K for additional disclosures related to the services and investment agreement and the related warrants.

Fairfax

Hamblin Watsa Investment Counsel Ltd. (“Hamblin Watsa”), a wholly owned subsidiary of Fairfax, is the administrative agent of the Fairfax Term Loan and certain affiliates of Fairfax are lenders under the Fairfax Term Loan and a portion of the Exchange Term Loan. As of April 30, 2016, affiliates of Fairfax were the record holders of approximately $112.1 million in principal amount of the Exchange Term Loan. Samuel A. Mitchell, a member of our Board of Directors, is a Managing Director of Hamblin Watsa and a member of Hamblin Watsa’s investment committee, which consists of seven members that manage the investment portfolio of Fairfax. Based on filings with the SEC, Fairfax is the beneficial owner of approximately 9.0% of our outstanding common shares. See “Note 7. Debt” for additional information.

11.Condensed consolidating financial statements

As of March 31, 2016, the majority of EXCO’s subsidiaries were guarantors under the EXCO Resources Credit Agreement and the indentures governing the 2018 Notes and 2022 Notes and the agreements governing the Second Lien Term Loans. All of our non-guarantor subsidiaries were considered unrestricted subsidiaries under the Second Lien Term Loans and the indentures governing the 2018 Notes and 2022 Notes, with the exception of our equity investment in OPCO.

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

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
March 31, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$59,944	$(13,728)	$—	$—	$46,216
Restricted cash	3,301	24,304	—	—	27,605
Other current assets	50,879	29,703	—	—	80,582
Total current assets	114,124	40,279	—	—	154,403
Equity investments	—	—	32,887	—	32,887
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	107,098	—	—	107,098
Proved developed and undeveloped oil and natural gas properties	330,777	2,649,454	—	—	2,980,231
Accumulated depletion	(330,777)	(2,325,592)	—	—	(2,656,369)
Oil and natural gas properties, net	—	430,960	—	—	430,960
Other property and equipment, net	729	27,123	—	—	27,852
Investments in and advances to affiliates, net	464,981	—	—	(464,981)	—
Deferred financing costs, net	6,587	—	—	—	6,587
Derivative financial instruments	5,346	—	—	—	5,346
Goodwill	13,293	149,862	—	—	163,155
Total assets	$605,060	$648,224	$32,887	$(464,981)	$821,190
Liabilities and shareholders' equity
Current liabilities	$72,470	$172,595	$—	$—	$245,065
Long-term debt	1,320,102	—	—	—	1,320,102
Other long-term liabilities	494	43,535	—	—	44,029
Payable to parent	—	2,300,938	—	(2,300,938)	—
Total shareholders' equity	(788,006)	(1,868,844)	32,887	1,835,957	(788,006)
Total liabilities and shareholders' equity	$605,060	$648,224	$32,887	$(464,981)	$821,190

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$34,296	$(22,049)	$—	$—	$12,247
Restricted cash	2,100	19,120	—	—	21,220
Other current assets	51,133	65,201	—	—	116,334
Total current assets	87,529	62,272	—	—	149,801
Equity investments	—	—	40,797	—	40,797
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	115,377	—	—	115,377
Proved developed and undeveloped oil and natural gas properties	330,775	2,739,655	—	—	3,070,430
Accumulated depletion	(330,775)	(2,296,988)	—	—	(2,627,763)
Oil and natural gas properties, net	—	558,044	—	—	558,044
Other property and equipment, net	749	27,063	—	—	27,812
Investments in and advances to affiliates, net	616,940	—	—	(616,940)	—
Deferred financing costs, net	8,408	—	—	—	8,408
Derivative financial instruments	6,109	—	—	—	6,109
Goodwill	13,293	149,862	—	—	163,155
Total assets	$733,028	$797,241	$40,797	$(616,940)	$954,126
Liabilities and shareholders' equity
Current liabilities	$74,472	$178,447	$—	$—	$252,919
Long-term debt	1,320,279	—	—	—	1,320,279
Other long-term liabilities	600	42,651	—	—	43,251
Payable to parent	—	2,276,594	—	(2,276,594)	—
Total shareholders' equity	(662,323)	(1,700,451)	40,797	1,659,654	(662,323)
Total liabilities and shareholders' equity	$733,028	$797,241	$40,797	$(616,940)	$954,126

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended March 31, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$51,649	$—	$—	$51,649
Costs and expenses:
Oil and natural gas production	3	14,115	—	—	14,118
Gathering and transportation	—	26,630	—	—	26,630
Depletion, depreciation and amortization	119	28,882	—	—	29,001
Impairment of oil and natural gas properties	547	134,052	—	—	134,599
Accretion of discount on asset retirement obligations	—	912	—	—	912
General and administrative	(3,967)	14,864	—	—	10,897
Other operating items	(407)	597	—	—	190
Total costs and expenses	(3,705)	220,052	—	—	216,347
Operating income (loss)	3,705	(168,403)	—	—	(164,698)
Other income (expense):
Interest expense, net	(19,257)	—	—	—	(19,257)
Gain on derivative financial instruments	16,591	—	—	—	16,591
Gain on extinguishment of debt	45,114	—	—	—	45,114
Other income	2	10	—	—	12
Equity loss	—	—	(7,910)	—	(7,910)
Net loss from consolidated subsidiaries	(176,303)	—	—	176,303	—
Total other income (expense)	(133,853)	10	(7,910)	176,303	34,550
Loss before income taxes	(130,148)	(168,393)	(7,910)	176,303	(130,148)
Income tax expense	—	—	—	—	—
Net loss	$(130,148)	$(168,393)	$(7,910)	$176,303	$(130,148)

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

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the three months ended March 31, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$7,762	$20,219	$—	$—	$27,981
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(428)	(32,058)		—	(32,486)
Proceeds from disposition of property and equipment	—	—	—	—	—
Restricted cash	—	(5,184)	—	—	(5,184)
Net changes in advances to joint ventures	—	1,001	—	—	1,001
Equity investments and other	—	—	—	—	—
Advances/investments with affiliates	(24,343)	24,343	—	—	—
Net cash used in investing activities	(24,771)	(11,898)	—	—	(36,669)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	297,897	—	—	—	297,897
Repayments under EXCO Resources Credit Agreement	(232,397)	—	—	—	(232,397)
Payment on Exchange Term Loan	(12,639)	—	—	—	(12,639)
Repurchases of senior unsecured notes	(7,863)	—	—	—	(7,863)
Deferred financing costs and other	(2,341)	—	—	—	(2,341)
Net cash provided by financing activities	42,657	—	—	—	42,657
Net increase in cash	25,648	8,321	—	—	33,969
Cash at beginning of period	34,296	(22,049)	—	—	12,247
Cash at end of period	$59,944	$(13,728)	$—	$—	$46,216

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the three months ended March 31, 2015

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$1,799	$54,731	$—	$—	$56,530
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(537)	(127,959)	—	—	(128,496)
Proceeds from disposition of property and equipment	—	6,711	—	—	6,711
Restricted cash	—	2,117	—	—	2,117
Net changes in advances to joint ventures	—	(75)	—	—	(75)
Equity investments and other	—	(503)	—	—	(503)
Advances/investments with affiliates	(94,449)	94,449	—	—	—
Net cash used in investing activities	(94,986)	(25,260)	—	—	(120,246)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	45,000	—	—	—	45,000
Repayments under EXCO Resources Credit Agreement	—	—	—	—	—
Deferred financing costs and other	(1,942)	—	—	—	(1,942)
Net cash provided by financing activities	43,058	—	—	—	43,058
Net increase (decrease) in cash	(50,129)	29,471	—	—	(20,658)
Cash at beginning of period	86,837	(40,532)	—	—	46,305
Cash at end of period	$36,708	$(11,061)	$—	$—	$25,647

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
We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. We caution users of the financial statements not to place undue reliance on any forward-looking statements. When considering our forward-looking statements, keep in mind the cautionary statements in this Quarterly Report on Form 10-Q, and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission ("SEC") on March 2, 2016 ("2015 Form 10-K").
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

Overview and history

We are an independent oil and natural gas company engaged in the exploration, exploitation, acquisition, development and production of onshore U.S. oil and natural gas properties with a focus on shale resource plays. Our principal operations are conducted in certain key U.S. oil and natural gas areas including Texas, Louisiana and the Appalachia region. Our primary strategy focuses on the exploitation and development of our shale resource plays and the pursuit of leasing and acquisition opportunities. We plan to carry out this strategy by executing on a strategic plan that incorporates the following three core objectives: (i) restructuring the balance sheet to enhance our capital structure and extend structural liquidity; (ii) transforming EXCO into the lowest cost producer; and (iii) optimizing and repositioning the portfolio. We believe this strategy will allow us to create long-term value for our shareholders.
Like all oil and natural gas exploration and production companies, we face the challenge of natural production declines. We attempt to offset the impact of this natural decline by implementing drilling and exploitation projects to identify and develop additional reserves and adding reserves through leasing and undeveloped acreage acquisition opportunities.
Recent developments
EXCO Resources Credit Agreement

On March 29, 2016, the lenders under our credit agreement ("EXCO Resources Credit Agreement") completed their regular semi-annual borrowing base redetermination, which resulted in a reduction in our borrowing base from $375.0 million to $325.0 million primarily due to depressed oil and natural gas prices. There were no other changes or amendments to the EXCO Resources Credit Agreement as a result of the redetermination. The next scheduled borrowing base redetermination for the EXCO Resources Credit Agreement is set to occur on or about September 1, 2016.
Note repurchases
We recently completed transactions focused on reducing our indebtedness, including open market repurchases of an aggregate of $14.5 million and $39.9 million in principal amount of our 7.5% senior unsecured notes due September 15, 2018 ("2018 Notes") and 8.5% senior unsecured notes due April 15, 2022 ("2022 Notes"), respectively, with an aggregate of $7.9 million in cash during the three months ended March 31, 2016. The open market repurchases resulted in a $45.1 million net gain on extinguishment of debt for the three months ended March 31, 2016.

Critical accounting policies

We consider accounting policies related to our estimates of proved reserves, oil and natural gas properties, derivatives, business combinations, equity-based compensation, goodwill, revenue recognition, asset retirement obligations and income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used. These policies and others are summarized in Management’s Discussion and Analysis of Financial

Condition and Results of Operations in EXCO's 2015 Form 10-K.

Our results of operations

A summary of key financial data for the three months ended March 31, 2016 and 2015 related to our results of operations is presented below:

	Three Months Ended March 31,		Quarter to quarter change
(dollars in thousands, except per unit prices)	2016	2015
Production:
Oil (Mbbls)	550	504	46
Natural gas (Mmcf)	23,535	27,454	(3,919)
Total production (Mmcfe) (1)	26,835	30,478	(3,643)
Average daily production (Mmcfe)	295	339	(44)
Revenues before derivative financial instrument activities:
Oil	$15,483	$20,883	$(5,400)
Natural gas	36,166	65,437	(29,271)
Total revenues	$51,649	$86,320	$(34,671)
Oil and natural gas derivative financial instruments:
Gain on derivative financial instruments	$16,591	$23,710	$(7,119)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$28.15	$41.43	$(13.28)
Natural gas (per Mcf)	1.54	2.38	(0.84)
Natural gas equivalent (per Mcfe)	1.92	2.83	(0.91)
Costs and expenses:
Oil and natural gas operating costs	$9,478	$14,941	$(5,463)
Production and ad valorem taxes	4,640	4,861	(221)
Gathering and transportation	26,630	25,715	915
Depletion	28,606	61,900	(33,294)
Depreciation and amortization	395	589	(194)
General and administrative (2)	10,897	15,237	(4,340)
Interest expense, net	19,257	27,490	(8,233)
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$0.35	$0.49	$(0.14)
Production and ad valorem taxes	0.17	0.16	0.01
Gathering and transportation	0.99	0.84	0.15
Depletion	1.07	2.03	(0.96)
Depreciation and amortization	0.01	0.02	(0.01)
Net loss (3)	$(130,148)	$(318,112)	$187,964

(1)	Mmcfe is calculated by converting one barrel of oil into six Mcf of natural gas.

(2)	Equity-based compensation expense included in general and administrative expense was $3.8 million and $1.7 million for the three months ended March 31, 2016 and 2015, respectively.

(3)
Net losses for the three months ended March 31, 2016 and 2015 included $134.6 million and $276.3 million of impairments of oil and natural gas properties, respectively. See "Note 4. Oil and natural gas properties" in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2016 and 2015. The comparability of our results of operations for the three months ended March 31, 2016 and 2015 was affected by:

•	fluctuations in oil and natural gas prices, which impact our oil and natural gas reserves, revenues, cash flows and net income or loss;

•	impairments of our oil and natural gas properties during 2016 and 2015;

•	asset impairments and other non-recurring costs;

•	mark-to-market gains and losses from our derivative financial instruments;

•	changes in proved reserves and production volumes and their impact on depletion;

•	the impact of declining natural gas production volumes from our reduced horizontal drilling activities in certain shale formations; and

•	significant changes in our capital structure as a result of transactions in 2016 and 2015; and

•
changes in general and administrative expenses as a result of the services and investment agreement with Energy Strategic Advisory Services LLC ("ESAS") and the reductions in our workforce that occurred during 2015 and 2016.

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

Oil and natural gas production, revenues and prices
The following table presents our production, revenue and average sales prices for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016			2015			Quarter to quarter change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
North Louisiana	13,759	$22,066	$1.60	18,641	$46,670	$2.50	(4,882)	$(24,604)	$(0.90)
East Texas	5,744	10,658	1.86	4,038	11,818	2.93	1,706	(1,160)	(1.07)
South Texas	3,554	13,914	3.92	3,245	19,550	6.02	309	(5,636)	(2.10)
Appalachia and other	3,778	5,011	1.33	4,554	8,282	1.82	(776)	(3,271)	(0.49)
Total	26,835	$51,649	$1.92	30,478	$86,320	$2.83	(3,643)	$(34,671)	$(0.91)
Production for the three months ended March 31, 2016 decreased by 3.6 Bcfe, or 12%, as compared with the same period in 2015. Significant components of the changes in production were a result of:

•
decreased production of 4.9 Bcfe for the three months ended March 31, 2016 in the North Louisiana region primarily due to production declines as no wells were turned-to-sales in this region since the first quarter of 2015.

•	increased production of 1.7 Bcfe for the three months ended March 31, 2016 in the East Texas region primarily due to additional volumes from wells turned-to-sales.

•
increased production in the South Texas region of 0.3 Bcfe for the three months ended March 31, 2016 due to additional volumes from wells turned-to-sales in 2015. We suspended our drilling program in the South Texas region in the fourth quarter of 2015 due to low oil prices and have no plans to drill in the region during 2016.

•	decreased production of 0.8 Bcfe for the three months ended March 31, 2016 in the Appalachia region primarily due to approximately 0.7 Bcfe of shut-in volumes due to low regional natural gas prices.
Oil and natural gas revenues for the three months ended March 31, 2016 decreased by $34.7 million, or 40%, as compared with the same period in 2015. The decrease in revenues was primarily the result of a decrease in oil and natural gas prices as well as decreased natural gas production. Our average natural gas sales price decreased 35% to $1.54 per Mcf for the three months ended March 31, 2016 from $2.38 per Mcf for the three months ended March 31, 2015, primarily due to lower market prices. Our average sales price of oil per Bbl decreased 32% to $28.15 per Bbl for the three months ended March 31, 2016 from $41.43 per Bbl for the three months ended March 31, 2015, primarily due to lower market prices. The impact of lower market prices was partially offset by improved differentials in the South Texas region as a result a renegotiated sales contract which resulted in a higher realized price for the related oil production. This was partially offset by the narrowing of the premium of the Louisiana Light Sweet ("LLS") price index compared to the WTI price index. Our average sales price for oil in the South Texas region is most closely correlated to the LLS price index.
Oil and natural gas operating costs
The following tables present our operating costs for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016			2015			Quarter to quarter change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$2,910	$41	$2,951	$3,204	$1,363	$4,567	$(294)	$(1,322)	$(1,616)
East Texas	1,156	146	1,302	1,080	106	1,186	76	40	116
South Texas	3,558	188	3,746	6,278	40	6,318	(2,720)	148	(2,572)
Appalachia and other	1,479	—	1,479	2,870	—	2,870	(1,391)	—	(1,391)
Total	$9,103	$375	$9,478	$13,432	$1,509	$14,941	$(4,329)	$(1,134)	$(5,463)

	Three Months Ended March 31,
	2016			2015			Quarter to quarter change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$0.21	$—	$0.21	$0.17	$0.07	$0.24	$0.04	$(0.07)	$(0.03)
East Texas	0.20	0.03	0.23	0.27	0.03	0.30	(0.07)	—	(0.07)
South Texas	1.00	0.05	1.05	1.93	0.01	1.94	(0.93)	0.04	(0.89)
Appalachia and other	0.39	—	0.39	0.63	—	0.63	(0.24)	—	(0.24)
Total	$0.34	$0.01	$0.35	$0.44	$0.05	$0.49	$(0.10)	$(0.04)	$(0.14)
Oil and natural gas operating costs for the three months ended March 31, 2016 decreased by $5.5 million, or 37%, as compared with the same period in 2015. The decrease was primarily due to cost reduction efforts, including significant reductions in repairs and maintenance costs, less workover activity, salt water disposal costs and labor costs. Reduced labor costs were primarily due to significant reductions in our workforce in 2015.

Gathering and transportation
Gathering and transportation expenses for the three months ended March 31, 2016 increased by $0.9 million, or 4%, as compared with the same period in 2015. The increase was primarily due to gathering expenses in connection with taking our gas in-kind from certain third-party operated wells in the North Louisiana region, which also results in improved realized natural gas prices. Gathering and transportation expenses were $0.99 per Mcfe for the three months ended March 31, 2016 as compared to $0.84 per Mcfe for the same period in 2015. The increase was primarily due to lower volumes in relation to fixed costs under gathering and firm transportation contracts in the East Texas and North Louisiana regions. As a result of our planned reduction in development and related lower production volumes for 2016, our gathering and transportation cost per Mcfe is expected to increase due to the nature of the fixed costs associated with gathering and firm transportation contracts.
Production and ad valorem taxes

The following table presents our production and ad valorem taxes on a percentage of revenue basis and per Mcfe basis for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016			2015
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
North Louisiana	$2,127	9.6%	$0.15	$2,494	5.3%	$0.13
East Texas	350	3.3%	0.06	126	1.1%	0.03
South Texas	2,079	14.9%	0.58	2,100	10.7%	0.65
Appalachia and other	84	1.7%	0.02	141	1.7%	0.03
Total	$4,640	9.0%	$0.17	$4,861	5.6%	$0.16
Production and ad valorem taxes for the three months ended March 31, 2016 decreased by $0.2 million, or 5%, as compared with the same period in 2015. The decrease was primarily due to lower production volumes and lower commodity prices. The lower commodity prices primarily impacted properties located in Texas because production taxes are based on a fixed percentage of gross value of production sold. The decrease was partially offset by higher ad valorem taxes resulting from additional wells drilled and increased ad valorem tax rates in certain counties in Texas.
In our North Louisiana region, we currently receive severance tax holidays on certain horizontal wells which reduce the effective rate of these taxes. Our horizontal wells in the state of Louisiana are eligible for an exemption from severance taxes for the earlier of two years from the date of first production or until payout of qualified costs. In July 2015, the state of Louisiana decreased its severance tax rate for wells that do not receive exemptions from $0.163 to $0.158 per Mcf.
Depletion, depreciation and amortization
Depletion, depreciation and amortization for the three months ended March 31, 2016 decreased from the same period in 2015 primarily due to a decrease in depletion expense of $33.3 million, or 54%. The decrease in depletion expense was primarily due to a decrease in production and the depletion rate. On a per Mcfe basis, the depletion rate for the three months ended March 31, 2016 was $1.07 per Mcfe, compared with $2.03 per Mcfe in the same period in 2015. The decrease in the depletion rate was primarily due to the impairments of our oil and natural gas properties during 2015, which lowered our depletable base. Our depletion rate is expected to continue to decrease in the future due to reductions in our depletable base resulting from impairments to our oil and natural gas properties.
Impairment of oil and natural gas properties
We recorded impairments to our oil and natural gas properties of $134.6 million and $276.3 million for the three months ended March 31, 2016 and 2015, respectively. The impairments in both periods were primarily due to the significant decline in oil and natural gas prices. The trailing twelve-month reference prices at March 31, 2016 were $2.40 per Mmbtu for natural gas and $46.26 per Bbl of oil. We may incur additional impairments to our oil and natural gas properties in 2016 if oil and natural gas prices do not increase. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.

If the simple average of oil and natural gas prices as of the first day of each month for the trailing 12-month period ended March 31, 2016 had been $2.23 per Mmbtu for natural gas and $41.34 per Bbl of oil while all other factors remained constant, our ceiling test limitation related to the net book value of our proved oil and natural gas properties would have been reduced by approximately $66 million. The aforementioned prices were calculated based on a 12-month simple average, which includes the oil and natural gas prices on the first day of the month for the 10 months ended April 2016 and the prices for April 2016 were held constant for the remaining two months. This reduction would have increased the impairment of our oil and natural gas properties pursuant to the ceiling test by approximately $66 million on a pro forma basis. The pro forma reduction in our ceiling test limitation is the result of a pro forma decrease in the 12-month simple average price which reduced the cash flows and shortened the economic life of certain producing properties. This calculation of the impact of lower commodity prices is prepared based on the presumption that all other inputs and assumptions are held constant with the exception of oil and natural gas prices. Therefore, this calculation strictly isolates the impact of commodity prices on our ceiling test limitation and proved reserves. The impact of price is only a single variable in the estimation of our proved reserves and other factors could have a significant impact on future reserves and the present value of future cash flows. The other factors that impact future estimates of proved reserves include, but are not limited to, extensions and discoveries, changes in costs, drilling results, revisions due to performance and other factors, changes in development plans and production. There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods and this pro forma estimate should not be construed as indicative of our development plans or future results.
General and administrative
The following table presents our general and administrative expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands)	2016	2015	Quarter to quarter change
General and administrative expenses:
Gross general and administrative expenses	$13,928	$23,708	$(9,780)
Technical services and service agreement charges	(2,327)	(4,826)	2,499
Operator overhead reimbursements	(3,511)	(3,229)	(282)
Capitalized salaries	(1,006)	(2,096)	1,090
General and administrative expense, excluding equity-based compensation	7,084	13,557	(6,473)
Gross equity-based compensation	4,073	2,649	1,424
Capitalized equity-based compensation	(260)	(969)	709
General and administrative expenses	10,897	15,237	(4,340)
General and administrative expenses for the three months ended March 31, 2016 decreased by $4.3 million, or 28%, compared with the same period in the prior year. Significant components of the changes in general and administrative expenses were a result of:

•
decreased personnel costs of $10.0 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to reductions in our workforce and other employee benefits. Since December 31, 2015, we further reduced our general and administrative employees by approximately 20%;

•
increased consulting and contract labor costs of $1.4 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily related to the additional accrual for service fees and annual incentive payment to ESAS;

•
decreased various other gross general and administrative expenses of $1.2 million for the three months ended March 31, 2016 compared to the same period in the prior year. These decreases reflect our efforts to reduce our general and administrative costs such as office expenses and professional fees;

•
decreased technical services and service agreement recoveries of $2.5 million for the three months ended March 31, 2016 compared to the same period in the prior year. These decreases were primarily a result of reduced headcount and lower recoveries in connection with the service agreement with Compass Productions Partners, LP ("Compass") that terminated in April 2015;

•	decreased capitalized salaries of $1.1 million for the three months ended March 31, 2016 compared to the same period in the prior year, primarily as a result of reduced employee headcount; and

•
increased equity-based compensation of $1.4 million for the three months ended March 31, 2016 compared to the same period in the prior year, primarily due to $2.0 million of additional compensation expense related to the warrants issued to ESAS in 2015. This was partially offset by lower equity-based compensation to employees as a result of reductions in our workforce.

Interest expense, net
The following table presents our interest expense, net for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands)	2016	2015	Quarter to quarter change
Interest expense, net:
EXCO Resources Credit Agreement	$1,110	$1,629	$(519)
Fairfax Term Loan	9,375	—	9,375
2018 Notes	2,899	14,413	(11,514)
2022 Notes	4,170	10,625	(6,455)
Amortization of deferred financing costs	3,002	4,525	(1,523)
Capitalized interest	(1,339)	(3,734)	2,395
Other	40	32	8
Total interest expense, net	$19,257	$27,490	$(8,233)
Interest expense, net for the three months ended March 31, 2016 decreased $8.2 million from the same period in 2015. Significant components of the changes in interest expense, net for the three months ended March 31, 2016 compared to 2015 were a result of:

•
decreased interest expense on the 2018 Notes and 2022 Notes due to lower outstanding balances resulting from debt restructuring activities and note repurchases in the fourth quarter of 2015 and first quarter of 2016.

•
decreased amortization of deferred financing costs primarily due to lower acceleration of deferred financing costs associated with the reductions in our borrowing base under the EXCO Resources Credit Agreement.

•
additional interest from the 12.5% senior secured second lien term loan with certain affiliates of Fairfax Financial Holdings Limited in the aggregate principal amount of $300.0 million ("Fairfax Term Loan"), which closed in the fourth quarter of 2015; and

•	decreased capitalized interest primarily related to lower balances of unproved oil and natural gas properties and suspension of our drilling and development program in certain areas.
In the fourth quarter of 2015, we closed a 12.5% senior secured second lien term loan with certain unsecured noteholders in the aggregate principal amount of $400.0 million (“Exchange Term Loan," and together with the Fairfax Term Loan, the "Second Lien Term Loans") and used the proceeds to repurchase a portion of the outstanding 2018 Notes and 2022 Notes in exchange for the holders of such notes agreeing to act as lenders in connection with the Exchange Term Loan. The exchange was accounted for as a troubled debt restructuring pursuant to FASB ASC 470-60, Troubled Debt Restructuring by Debtors. As such, all cash payments under the terms of the Exchange Term Loan, whether designated as interest or as principal amount, reduce the carrying amount and no interest expense, in accordance with GAAP, will be recognized. This will result in a significantly lower interest expense than the contractual interest payments throughout the term of the Exchange Term Loan.
Derivative financial instruments
Our oil and natural gas derivative financial instruments resulted in a net gain of $16.6 million and $23.7 million for the three months ended March 31, 2016 and 2015, respectively. Based on the nature of our derivative contracts, decreases in the related commodity price typically result in an increase to the value of our derivatives contracts. The significant fluctuations demonstrate the high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.

The following table presents our oil and natural gas prices, before and after the impact of the cash settlement of our derivative financial instruments:

	Three Months Ended March 31,
Average realized pricing:	2016	2015	Quarter to quarter change
Natural gas (per Mcf):
Net price, excluding derivatives	$1.54	$2.38	$(0.84)
Cash receipts on derivatives	0.44	0.59	(0.15)
Net price, including derivatives	$1.98	$2.97	$(0.99)
Oil (per Bbl):
Net price, excluding derivatives	$28.15	$41.43	$(13.28)
Cash receipts on derivatives	11.74	22.64	(10.90)
Net price, including derivatives	$39.89	$64.07	$(24.18)
Natural gas equivalent (per Mcfe):
Net price, excluding derivatives	$1.92	$2.83	$(0.91)
Cash receipts on derivatives	0.63	0.91	(0.28)
Net price, including derivatives	$2.55	$3.74	$(1.19)
Our total cash receipts for the three months ended March 31, 2016 were $16.8 million, or $0.63 per Mcfe, compared to cash receipts of $27.6 million, or $0.91 per Mcfe, for the three months ended March 31, 2015. The differences between the cash receipts during 2016 and 2015 were primarily due to lower volumes hedged and lower strike prices in the current period.
Gain on extinguishment of debt
For the three months ended March 31, 2016, we recorded a net gain on extinguishment of debt of $45.1 million. The net gain was primarily due to the repurchases of an aggregate of $54.4 million in principal amount of the 2018 Notes and 2022 Notes with an aggregate of $7.9 million in cash.
Equity loss
Our equity loss was $7.9 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively. The increase in our equity loss was primarily due to a $4.9 million other than temporary impairment of our midstream investment in the East Texas and North Louisiana regions that we account for under the cost method of accounting. The impairment was recorded to reduce the carrying value to the fair value. In addition, we recorded a net loss of $2.8 million for the three months ended March 31, 2016 from our equity method investment that owns and manages certain surface acreage in the North Louisiana region primarily due to its impairment of certain assets.
Income taxes
Our effective income tax rate for the three months ended March 31, 2016 and 2015 was zero, primarily due to prior losses arising from impairments of oil and natural gas properties which created deferred tax assets. These deferred tax assets have been fully reserved with valuation allowances. Our accumulated valuation allowance as of March 31, 2016 was approximately $1.3 billion and can be used to offset future taxable income. We will continue to recognize deferred tax valuation allowances until the realization of deferred benefits becomes more likely than not. As a result of the repurchase of a portion of our senior unsecured notes during the first quarter of 2016, we had cancellation of debt income for tax purposes which reduced our net operating loss carryforwards ("NOLs") by $46.5 million. The effective income tax rates, excluding the impact of the valuation allowances, would have been 38.0% for the three months ended March 31, 2016 and 39.1% for the three months ended March 31, 2015. The effective tax rates, excluding the impact of the valuation allowance, differ from the statutory tax rates primarily due to permanent differences between the amounts recorded for financial reporting purposes and the amounts used for income tax purposes.

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
Recent events affecting liquidity

On March 29, 2016, the lenders under the EXCO Resources Credit Agreement completed their regular semi-annual borrowing base redetermination, which resulted in a reduction in our borrowing base from $375.0 million to $325.0 million primarily due to depressed oil and natural gas prices. There were no other changes or amendments to the EXCO Resources Credit Agreement as a result of the redetermination. The borrowing base under the EXCO Resources Credit Agreement remains subject to semi-annual review and redetermination by the lenders pursuant to the terms of the EXCO Resources Credit Agreement, and the next scheduled redetermination of the borrowing base is set to occur on or about September 1, 2016.

In response to continued commodity price declines, we have further reduced our 2016 capital budget to $85.0 million to preserve our capital resources and liquidity. The curtailment of the development of our properties will lead to a decline in our production and reserves unless we increase our levels of development in the future. Our 2016 capital budget is expected to exceed our cash flows from operations and we expect that the deficit will be funded with borrowings under the EXCO Resources Credit Agreement.
We recently completed transactions focused on reducing our indebtedness, including open market repurchases of an aggregate of $14.5 million and $39.9 million in principal amount of the 2018 Notes and 2022 Notes, respectively, with an aggregate of $7.9 million in cash during the three months ended March 31, 2016. As a result, we reduced the principal amounts outstanding under our 2018 Notes and 2022 Notes to $143.5 million and $182.9 million, respectively.
We continue to evaluate and implement further cost reduction initiatives to mitigate the impact of low commodity prices on our cash flows and liquidity. Since December 31, 2015, we further reduced the number of our general and administrative employees by approximately 20%. We are currently evaluating transactions that could further enhance our liquidity and capital structure including the issuance of additional indebtedness, the restructuring or repurchase of existing indebtedness, issuance of equity, restructuring of commercial contracts, cost reductions, divestitures of assets or similar transactions. There is no assurance any such transactions will occur.

The following table presents our liquidity and outstanding principal balance of debt as of March 31, 2016:

(in thousands)	March 31, 2016
EXCO Resources Credit Agreement	$132,992
Exchange Term Loan (1)	400,000
Fairfax Term Loan	300,000
2018 Notes (2)	143,527
2022 Notes	182,932
Total debt (3)	$1,159,451
Net debt	$1,085,630
Borrowing base	$325,000
Unused borrowing base (4)	$182,397
Cash (5)	$73,821
Unused borrowing base plus cash	$256,218

(1)
Amount presented is the outstanding principal balance and excludes $228.5 million of deferred reductions to carrying value. See "Note 7. Debt" in the Notes to our Condensed Consolidated Financial Statements for additional information.

(2)	Excludes unamortized discount of $0.7 million at March 31, 2016.

(3)	Excludes unamortized deferred financing costs of $17.2 million at March 31, 2016.

(4)	Net of $9.6 million in letters of credit at March 31, 2016.

(5)	Includes restricted cash of $27.6 million at March 31, 2016.
Credit agreements and long-term debt
As of March 31, 2016, our consolidated debt consisted of the EXCO Resources Credit Agreement, 2018 Notes, 2022 Notes and the Second Lien Term Loans (see "Note 7. Debt" in the Notes to our Condensed Consolidated Financial Statements for a further description of each agreement).
As of March 31, 2016, we were in compliance with the following financial covenants (each as defined in the EXCO Resources Credit Agreement):

•
our consolidated current ratio of 1.5 to 1.0 exceeded the minimum of at least 1.0 to 1.0 as of the end of any fiscal quarter. The consolidated current assets utilized in this ratio includes unused commitments under the EXCO Resources Credit Agreement;

•
our ratio of consolidated EBITDAX to consolidated interest expense ("Interest Coverage Ratio"), of 2.2 to 1.0 exceeded the minimum of at least 1.25 to 1.0 as of the end of any fiscal quarter. The consolidated interest expense utilized in the Interest Coverage Ratio is calculated in accordance with GAAP; therefore, this excludes cash payments under the terms of the Exchange Term Loan, whether designated as interest or as principal amount, that reduce the carrying amount and are not recognized as interest expense. See further details on the accounting for the Exchange Term Loan in "Note 7. Debt" in the Notes to our Condensed Consolidated Financial Statements; and

•
our ratio of senior secured indebtedness to consolidated EBITDAX ("Senior Secured Indebtedness Ratio") of 0.7 to 1.0 did not exceed the maximum of 2.5 to 1.0 as of the end of any fiscal quarter. Senior secured indebtedness utilized in the Senior Secured Indebtedness Ratio excludes the Second Lien Term Loans and any other indebtedness subordinated to the EXCO Resources Credit Agreement.

The Second Lien Term Loans and the indentures governing the 2018 Notes and 2022 Notes contain incurrence covenants which restrict our ability to incur additional indebtedness, incur liens to secure any such additional indebtedness or pledge assets. These incurrence covenants include limitations on our indebtedness that are based, in part, on the greater of a monetary threshold or the value of our assets. Our ability to incur additional indebtedness could be limited to the extent that low oil and natural gas prices negatively impact the value of our assets. See further details on the limitations on our ability to incur additional indebtedness as described in "Note 7. Debt" in the Notes to our Condensed Consolidated Financial Statements.
There are certain risks arising from volatility in oil and natural gas prices that could restrict our liquidity or impact our ability to meet debt covenants in future periods. Furthermore, our liquidity and ability to meet debt covenants in future periods is partially dependent on our ability to offset natural production declines through the development of our oil and natural gas properties. If we are not able to generate sufficient returns from the future development of our oil and natural gas properties, we may not undertake these projects and be able to adequately offset our natural production declines. The profitability of our future development projects is dependent on commodity prices, estimates of reserves, drilling and completion costs, operating costs, and other factors.
Significant reductions in our borrowing capacity as a result of a redetermination of our borrowing base under the EXCO Resources Credit Agreement could have an impact on our capital resources and liquidity. The borrowing base redetermination process considers assumptions related to future commodity prices; therefore, our borrowing capacity could be negatively impacted by further declines in oil and natural gas prices. The lenders party to the EXCO Resources Credit Agreement have considerable discretion in setting our borrowing base, and we are unable to predict the outcome of any future redeterminations. Our next scheduled redetermination of the borrowing base is set to occur on or about September 1, 2016 and the lenders may request an unscheduled redetermination of the borrowing base between scheduled redetermination dates. Any reduction in our borrowing base could result in our liquidity being limited to our cash flow from operations, which is currently in decline as a result of the depressed commodity price environment. If our borrowing base is materially reduced or we are no longer able to draw on the EXCO Resources Credit Agreement or generate sufficient cash flow from operations, we may not be able to fund our operations and drilling activities or pay the interest on our debt, which would result in us defaulting under our various debt instruments and may force us to seek bankruptcy protection or pursue other restructuring alternatives. Our ability to maintain compliance with debt covenants is negatively impacted when oil and/or natural gas prices and/or production declines over an extended period of time. In particular, our Interest Coverage Ratio and Senior Secured Indebtedness Ratio, each as defined in the EXCO Resources Credit Agreement, are computed using EBITDAX for a trailing period.
Based on our reduced capital budget and current estimates and expectations of commodity prices, production and capital structure, the Company acknowledges that it may not be in compliance with certain covenants under the EXCO Resources Credit Agreement in 2017. In the event that our liquidity is not sufficient to fund our operating activities and development program or we are not able to meet our debt covenants in future periods, we may be required to refinance all or part of our existing debt, seek covenant relief from our lenders, sell assets, incur additional indebtedness, or issue equity on terms acceptable to us, if at all. These alternatives may not be available on terms acceptable to us, which could adversely affect our business, financial condition and results of operations. Further, failing to comply with the financial and other restrictive covenants in the EXCO Resources Credit Agreement, Second Lien Term Loans, 2018 Notes or 2022 Notes could result in an event of default, which could adversely affect our business, financial condition and results of operations. Also, we may be required to surrender certain assets pursuant to the security provisions of the EXCO Resources Credit Agreement and Second Lien Term Loans if we are not able to meet our debt covenants in future periods. See "Note 7. Debt" in the Notes to our Condensed Consolidated Financial Statements for a description of our covenants under the EXCO Resources Credit Agreement, Second Lien Term Loans, 2018 Notes and 2022 Notes.
Capital expenditures
In March 2016, we further reduced our 2016 capital budget to $85.0 million to drill 7 gross (5.8 net) wells and complete 15 gross (9.4 net) wells in 2016, with development activities focused on the Haynesville and Bossier shales in North Louisiana and East Texas. We have flexibility in the timing of development because our acreage is predominantly held-by-production.
For the three months ended March 31, 2016, our capital expenditures totaled $36.6 million, of which $34.4 million was related to drilling and development activities. Our development program during the three months ended March 31, 2016 included an average of two operated drilling rigs focused primarily on the Haynesville shale in North Louisiana. Our development activities in East Texas included completion activities in the Haynesville and Bossier shales.
The following table presents our capital expenditures for the three months ended March 31, 2016 and our forecasted capital expenditures for the remainder of 2016.

	Three Months Ended	April - December Forecast	Full Year Forecast
(in thousands)	March 31, 2016	2016	2016
Capital expenditures:
Development capital expenditures	$34,353	$34,647	$69,000
Other (1)	2,204	13,796	16,000
Total	$36,557	$48,443	$85,000

(1) Other capital expenditures are comprised primarily of capitalized corporate costs, field operations and land costs.
Capital commitments

We have a participation agreement with a joint venture partner in our core area of the Eagle Ford shale ("Participation Agreement"). The Participation Agreement requires us to offer to purchase our joint venture partner's interests in wells that have been on production for at least one year. The offers are made on a quarterly basis for a group of wells based on prices defined in the Participation Agreement, subject to specific well criteria and return hurdles. As described in "Item 1. Legal Proceedings" herein, we are currently in a dispute subject to litigation over the offer and the acceptance process with our joint venture partner under the Participation Agreement. There have been no material changes to our capital commitments and no significant changes to the related litigation under the Participation Agreement since December 31, 2015. See our 2015 Form 10-K for additional disclosures related to the Participation Agreement.
We cannot estimate or predict the outcome of the litigation with our joint venture partner and we may not have sufficient funds or borrowing capacity under the EXCO Resources Credit Agreement to complete any acquisitions pursuant to the Participation Agreement or pay any damages for failure to complete a purchase that a court may determine, including the wells related to the claim by our joint venture partner. In the event we fail to purchase a group of wells that we are required to make an offer on, there are remedies available to our joint venture partner which would allow it to reject our future offers, terminate the Participation Agreement, remove EXCO as the operator of the wells subject to the Participation Agreement or pursue other legal remedies.

Historical sources and uses of funds

Our primary sources of cash for the three months ended March 31, 2016 were cash flows from operations and borrowings under the EXCO Resources Credit Agreement.
Net increases (decreases) in cash are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net cash provided by operating activities	$27,981	$56,530
Net cash used in investing activities	(36,669)	(120,246)
Net cash provided by financing activities	42,657	43,058
Net increase (decrease) in cash	$33,969	$(20,658)
Operating activities
The primary factors impacting our cash flows from operating activities include: (i) levels of production from our oil and natural gas properties, (ii) prices we receive from sales of oil and natural gas production, including settlement proceeds or payments related to our oil and natural gas derivatives, (iii) operating costs of our oil and natural gas properties, (iv) costs of our general and administrative activities and (v) interest expense. Our cash flows from operating activities have historically been impacted by fluctuations in oil and natural gas prices and our production volumes.
For the three months ended March 31, 2016, our net cash provided by operating activities was $28.0 million as compared to $56.5 million for the three months ended March 31, 2015. The decrease was primarily attributable to lower revenues from lower production and decreased oil and natural gas prices. In addition, the decrease was due to lower cash receipts on derivative contracts of $16.8 million for the three months ended March 31, 2016 compared to $27.6 million for the same period in the prior year.
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
For the three months ended March 31, 2016, our net cash used in investing activities was $36.7 million primarily due to our completion activities in the East Texas region and drilling activities in the North Louisiana region. For the three months ended March 31, 2015, our net cash used in investing activities was $120.2 million primarily due to drilling and development activities in the East Texas, North Louisiana and South Texas regions. The cash used in investing activities for the three months ended March 31, 2015 included a significant amount of expenditures related to the wells drilled in 2014.

Financing activities
For the three months ended March 31, 2016, our net cash provided by financing activities was $42.7 million primarily due to $65.5 million in net borrowings under the EXCO Resources Credit Agreement partially offset by a payment of $12.6 million on the Exchange Term Loan, which reduced its carrying value, and an aggregate of $7.9 million of cash payments used to repurchase a portion of our 2018 Notes and 2022 Notes. The borrowings under the EXCO Resources Credit Agreement were primarily utilized to fund our investing activities, which are expected to decrease throughout the remainder of 2016 consistent with our capital budget. The borrowings were also utilized to fund our working capital and are attributed to an increase in cash and cash equivalents of $34.0 million from December 31, 2015. We borrowed our remaining unused commitments of $232.4 million under the EXCO Resources Credit Agreement on March 29, 2016 to secure our liquidity. Prior to the completion of the borrowing base redetermination process on March 29, 2016, we repaid the entire $232.4 million. The borrowing and subsequent repayment both occurred on the same day. For the three months ended March 31, 2015, our net cash provided by financing activities was $43.1 million primarily due to $45.0 million in borrowings under the EXCO Resources Credit Agreement.
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
Our derivative financial instruments are comprised of oil and natural gas swaps and swaption contracts. As of March 31, 2016, we had derivative financial instruments in place for the volumes and prices shown below:

	NYMEX gas volume - Bbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Mbbl	Weighted average contract price per Bbl
Swaps:
Remainder of 2016	42,625	$2.88	825	$58.61
2017	12,750	3.15	—	—
2018	3,650	3.15	—	—
Swaptions:
2017	7,300	2.76	—	—
We had derivative financial instruments that covered approximately 46% of production volumes during the three months ended March 31, 2016. Since March 31, 2016, we entered into additional fixed price swaps covering 7,300 Bbtu of natural gas at an average price of $2.74 per Mmbtu for 2017.
See further details on our derivative financial instruments in "Note 6. Derivative financial instruments" and "Note 8. Fair value measurements" in the Notes to our Condensed Consolidated Financial Statements.
Off-balance sheet arrangements
As of March 31, 2016, we had no arrangements or any guarantees of off-balance sheet debt to third parties.
Contractual obligations and commercial commitments
There have been no other material changes outside the ordinary course of business to our contractual obligations and commercial commitments since December 31, 2015.

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
Our use of derivative financial instruments could have the effect of reducing our revenues and the value of our securities. For the three months ended March 31, 2016, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $12.4 million for our oil and natural gas swap contracts. The ultimate settlement amount of our outstanding derivative financial instrument contracts is dependent on future commodity prices. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
Interest rate risk

At March 31, 2016, our exposure to interest rate changes related primarily to borrowings under the EXCO Resources Credit Agreement. The interest rates per annum on the 2018 Notes, 2022 Notes and Second Lien Term Loans are fixed at 7.5%, 8.5% and 12.5%, respectively. Interest is payable on borrowings under the EXCO Resources Credit Agreement based on a floating rate as more fully described in "Note 7. Debt" in the Notes to our Condensed Consolidated Financial Statements. At March 31, 2016, we had approximately $133.0 million in outstanding borrowings under the EXCO Resources Credit Agreement. A 1% increase in interest rates (100 bps) based on the variable borrowings as of March 31, 2016 would result in an increase in our interest expense of approximately $1.3 million per year. The interest we pay on these borrowings is set periodically based upon market rates.

Item 4.     Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Exchange Act, EXCO's management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that EXCO's disclosure controls and procedures were effective as of March 31, 2016 to ensure that information that is required to be disclosed by EXCO in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to EXCO's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in EXCO's internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, EXCO's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are periodically a party to various litigation matters. As described in "Item 3. Legal Proceedings" in our 2015 Form 10-K, we are currently in a dispute subject to litigation over the offer and the acceptance process with our joint venture partner under the Participation Agreement. We cannot estimate or predict the outcome of the litigation with our joint venture partner and we may not have sufficient funds or borrowing capacity under the EXCO Resources Credit Agreement to complete any acquisitions pursuant to the Participation Agreement or pay any damages for failure to complete a purchase that a court may determine, including the wells related to the claim by our joint venture partner. In the event we fail to purchase a group of wells that we are required to make an offer on, there are remedies available to our joint venture partner which would allow it to reject our future offers, terminate the Participation Agreement, remove EXCO as the operator of the wells subject to the Participation Agreement or pursue other legal remedies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer repurchases of common shares
The following table details our repurchase of common shares for the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2016 - January 31, 2016	—	$—	—	$192.5
February 1, 2016 - February 29, 2016	—	—	—	192.5
March 1, 2016 - March 31, 2016	—	—	—	192.5
Total	—	$—	—

(1)	On July 19, 2010, we announced a $200.0 million share repurchase program.

Item 6.	Exhibits

See “Index to Exhibits” for a description of our exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC.
(Registrant)

Date:	May 4, 2016	/s/ Harold L. Hickey
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

4.6
Fifth Supplemental Indenture, dated November 24, 2015, by and among EXCO Resources, Inc., certain of its subsidiaries, and Wilmington Trust Company, as trustee, filed as an Exhibit to EXCO's Quarterly Report on Form 8-K, dated November 24, 2015 and filed on November 25, 2015 and incorporated by reference herein.

4.7	Specimen Stock Certificate for EXCO’s common stock, filed as an Exhibit to EXCO’s Registration Statement on Form S-3, filed on December 17, 2013 and incorporated by reference herein.

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

10.1
Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.2
Form of Incentive Stock Option Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.3
Form of Nonqualified Stock Option Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.4
Form of Restricted Stock Award Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated August 4, 2011 and filed on August 10, 2011 and incorporated by reference herein.*

10.5
Form of Restricted Stock Award Agreement for Named Executive Officers for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2015 filed on July 27, 2015 and incorporated by reference herein.*

10.6
Form of Performance-Based Restricted Stock Unit Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated June 30, 2014 and filed on July 3, 2014 and incorporated by reference herein.*

10.7
Form of Performance-Based Share Unit Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 1, 2015 and filed on July 8, 2015 and incorporated by reference herein.*

10.8
Form of Performance-Based Share Unit Agreement for Named Executive Officers for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 1, 2015 and filed on July 8, 2015 and incorporated by reference herein.*

10.9
Fourth Amended and Restated EXCO Resources, Inc. Severance Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated March 16, 2011 and filed on March 22, 2011 and incorporated by reference herein.*

10.10
Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.11
Amendment Number One to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K (File No. 001-32743) for 2009 filed on February 24, 2010 and incorporated by reference herein.*

10.12
Amendment Number Two to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., effective as of May 22, 2014, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 22, 2014 and filed on May 29, 2014 and incorporated by reference herein.*

10.13
Amendment Number Three to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., effective as of December 4, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated December 4, 2015 and filed on December 10, 2015 and incorporated by reference herein.*

10.14
Letter Agreement, dated March 28, 2007, with OCM Principal Opportunities Fund IV, L.P. and OCM EXCO Holdings, LLC, filed as an Exhibit to EXCO’s Form 8-K (File No. 001-32743), dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

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

10.20
Amendment to Joint Development Agreement, dated February 1, 2011, by and among BG US Production Company, LLC and EXCO Operating Company, LP, filed as an Exhibit to EXCO’s Annual Report on Form 10-K (File No. 001-32743) for 2010 filed February 24, 2011 and incorporated by reference herein.

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

10.36
First Amendment to Amended and Restated Credit Agreement, dated as of August 28, 2013, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated as of August 28, 2013 and filed on September 4, 2013 and incorporated by reference herein.

10.37
Second Amendment to Amended and Restated Credit Agreement, dated as of July 14, 2014, by and among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated as of July 14, 2014 and filed on July 18, 2014 and incorporated by reference herein.

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

10.44	Form of Joinder Agreement to Term Loan Credit Agreement, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated as of November 4, 2015 and incorporated by reference herein.

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

10.54
Form of Director Indemnification Agreement, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 10, 2010 and filed on November 12, 2010 and incorporated by reference herein.

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

10.58
Amendment Number One to the EXCO Resources, Inc. Management Incentive Plan, effective as of September 1, 2014, filed as an Exhibit to Amendment No. 1 to EXCO's Current Report on Form 8-K/A, dated August 6, 2014 and filed on September 5, 2014 and incorporated by reference herein.*

10.59
EXCO Resources, Inc. 2015 Management Incentive Plan, dated March 4, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 4, 2015 and filed on March 10, 2015 and incorporated by reference herein.*

10.60
EXCO Resources, Inc. 2016 Management Incentive Plan, dated April 20, 2016, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 20, 2016 and filed on April 26, 2016 and incorporated by reference herein.*

10.61
Retention Agreement, dated May 14, 2015, by and between Harold H. Jameson and EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 14, 2015 and filed on May 20, 2015 and incorporated by reference herein.*

10.62
Amended and Restated Retention Agreement, dated May 14, 2015, by and between William L. Boeing and EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 14, 2015 and filed on May 20, 2015 and incorporated by reference herein.*

10.63
Amended and Restated Retention Agreement, dated May 14, 2015, by and between Richard A. Burnett and EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 14, 2015 and filed on May 20, 2015 and incorporated by reference herein.*

10.64
Amended and Restated Retention Agreement, dated May 14, 2015, by and between Harold L. Hickey and EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 14, 2015 and filed on May 20, 2015 and incorporated by reference herein.*

10.65
Services and Investment Agreement, dated as of March 31, 2015, by and among EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to Amendment No. 1 to EXCO’s Current Report on Form 8-K/A, dated March 31, 2015 and filed on May 26, 2015 and incorporated by reference herein.

10.66
Acknowledgement of Amendment to Services and Investment Agreement, dated as of May 26, 2015, by and between EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 26, 2015 and filed on June 1, 2015 and incorporated by reference herein.

10.67
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

10.69	Warrant, dated as of March 31, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 31, 2015 and filed on April 2, 2015 and incorporated by reference herein.

10.70	Warrant, dated as of March 31, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 31, 2015 and filed on April 2, 2015 and incorporated by reference herein.

10.71	Warrant, dated as of March 31, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 31, 2015 and filed on April 2, 2015 and incorporated by reference herein.

10.72	Warrant, dated as of March 31, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 31, 2015 and filed on April 2, 2015 and incorporated by reference herein.

10.73
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

10.79
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