Form 10-Q
period 2016-06-30
EXCO RESOURCES INC
filed 2016-08-03
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

The number of shares of common stock, par value $0.001 per share, outstanding as of July 28, 2016 was 282,776,414.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,563	$12,247
Restricted cash	25,485	21,220
Accounts receivable, net:
Oil and natural gas	7,447	37,236
Joint interest	15,520	22,095
Other	3,359	8,894
Derivative financial instruments	8,686	39,499
Inventory and other	7,228	8,610
Total current assets	95,288	149,801
Equity investments	32,796	40,797
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	96,147	115,377
Proved developed and undeveloped oil and natural gas properties	2,975,428	3,070,430
Accumulated depletion	(2,675,083)	(2,627,763)
Oil and natural gas properties, net	396,492	558,044
Other property and equipment, net	25,242	27,812
Deferred financing costs, net	5,891	8,408
Derivative financial instruments	1,572	6,109
Goodwill	163,155	163,155
Total assets	$720,436	$954,126
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$92,704	$88,049
Revenues and royalties payable	122,835	106,163
Accrued interest payable	6,311	7,846
Current portion of asset retirement obligations	845	845
Income taxes payable	—	—
Derivative financial instruments	15,559	16
Current maturities of long-term debt	50,000	50,000
Total current liabilities	288,254	252,919
Long-term debt	1,274,437	1,320,279
Deferred income taxes	747	—
Derivative financial instruments	2,335	—
Asset retirement obligations and other long-term liabilities	44,867	43,251
Shareholders’ equity:
Common shares, $0.001 par value; 780,000,000 authorized shares; 283,134,228 shares issued and 282,539,565 shares outstanding at June 30, 2016; 283,633,996 shares issued and 283,039,333 shares outstanding at December 31, 2015	276	276
Additional paid-in capital	3,535,747	3,522,153
Accumulated deficit	(4,418,595)	(4,177,120)
Treasury shares, at cost; 594,663 shares at June 30, 2016 and December 31, 2015	(7,632)	(7,632)
Total shareholders’ equity	(890,204)	(662,323)
Total liabilities and shareholders’ equity	$720,436	$954,126
See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenues:
Oil	$17,990	$31,545	$33,473	$52,428
Natural gas	36,231	62,197	72,397	127,634
Total revenues	54,221	93,742	105,870	180,062
Costs and expenses:
Oil and natural gas operating costs	7,560	14,135	17,038	29,076
Production and ad valorem taxes	4,857	5,603	9,497	10,464
Gathering and transportation	26,895	24,785	53,525	50,500
Depletion, depreciation and amortization	19,084	61,658	48,085	124,147
Impairment of oil and natural gas properties	26,214	394,327	160,813	670,654
Accretion of discount on asset retirement obligations	769	568	1,681	1,124
General and administrative	16,983	12,597	27,880	27,834
Other operating items	24,856	1,534	25,046	1,346
Total costs and expenses	127,218	515,207	343,565	915,145
Operating loss	(72,997)	(421,465)	(237,695)	(735,083)
Other income (expense):
Interest expense, net	(17,932)	(25,571)	(37,189)	(53,061)
Gain (loss) on derivative financial instruments	(36,432)	(6,631)	(19,841)	17,079
Gain on extinguishment of debt	16,839	—	61,953	—
Other income	13	47	25	98
Equity loss	(91)	(535)	(8,001)	(1,300)
Total other expense	(37,603)	(32,690)	(3,053)	(37,184)
Loss before income taxes	(110,600)	(454,155)	(240,748)	(772,267)
Income tax expense	747	—	747	—
Net loss	$(111,347)	$(454,155)	$(241,495)	$(772,267)
Loss per common share:
Basic:
Net loss	$(0.40)	$(1.67)	$(0.87)	$(2.84)
Weighted average common shares outstanding	278,783	271,549	278,570	271,536
Diluted:
Net loss	$(0.40)	$(1.67)	$(0.87)	$(2.84)
Weighted average common shares and common share equivalents outstanding	278,783	271,549	278,570	271,536

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015
Operating Activities:
Net loss	$(241,495)	$(772,267)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax expense	747	—
Depletion, depreciation and amortization	48,085	124,147
Equity-based compensation expense	13,141	3,119
Accretion of discount on asset retirement obligations	1,681	1,124
Impairment of oil and natural gas properties	160,813	670,654
Loss from equity investments	8,001	1,300
(Gain) loss on derivative financial instruments	19,841	(17,079)
Cash receipts of derivative financial instruments	33,388	57,039
Amortization of deferred financing costs and discount on debt issuance	4,999	6,975
Other non-operating items	25,151	—
Gain on extinguishment of debt	(61,953)	—
Effect of changes in:
Restricted cash with related party	(2,101)	(600)
Accounts receivable	37,633	50,758
Other current assets	183	790
Accounts payable and other liabilities	(2,189)	(17,756)
Net cash provided by operating activities	45,925	108,204
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment	(54,963)	(204,600)
Property acquisitions	—	(7,608)
Proceeds from disposition of property and equipment	11,490	7,397
Restricted cash	(2,164)	6,989
Net changes in advances to joint ventures	2,404	5,756
Equity investments and other	—	(503)
Net cash used in investing activities	(43,233)	(192,569)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	297,897	90,000
Repayments under EXCO Resources Credit Agreement	(243,797)	—
Payments on Exchange Term Loan	(25,278)	—
Repurchases of senior unsecured notes	(13,299)	—
Deferred financing costs and other	(2,899)	(2,033)
Net cash provided by financing activities	12,624	87,967
Net increase in cash	15,316	3,602
Cash at beginning of period	12,247	46,305
Cash at end of period	$27,563	$49,907
Supplemental Cash Flow Information:
Cash interest payments	$33,699	$52,069
Income tax payments	—	—
Supplemental non-cash investing and financing activities:
Capitalized equity-based compensation	$207	$1,936
Capitalized interest	2,642	7,027

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common shares		Treasury shares		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2014	274,352	$270	(578)	$(7,615)	$3,502,209	$(2,984,860)	$510,004
Issuance of common shares	—	—	—	—	98	—	98
Equity-based compensation	—	—	—	—	4,743	—	4,743
Restricted shares issued, net of cancellations	(23)	—	—	—	—	—	—
Common share dividends	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	(772,267)	(772,267)
Balance at June 30, 2015	274,329	$270	(578)	$(7,615)	$3,507,050	$(3,757,126)	$(257,421)
Balance at December 31, 2015	283,634	$276	(595)	$(7,632)	$3,522,153	$(4,177,120)	$(662,323)
Equity-based compensation	—	—	—	—	13,594	—	13,594
Restricted shares issued, net of cancellations	(500)	—	—	—	—	—	—
Common share dividends	—	—	—	—	—	20	20
Net loss	—	—	—	—	—	(241,495)	(241,495)
Balance at June 30, 2016	283,134	$276	(595)	$(7,632)	$3,535,747	$(4,418,595)	$(890,204)

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

•East Texas and North Louisiana
The East Texas and North Louisiana regions are primarily comprised of our Haynesville and Bossier shale assets. We have a joint venture with BG Group, plc ("BG Group"), a wholly owned subsidiary of Royal Dutch Shell, plc, covering an undivided 50% interest in the majority of our Haynesville and Bossier shale assets in East Texas and North Louisiana. The East Texas and North Louisiana regions also include certain assets outside of the joint venture in the Haynesville and Bossier shales. We serve as the operator for most of our properties in the East Texas and North Louisiana regions.

•South Texas
The South Texas region is primarily comprised of our Eagle Ford shale assets. We serve as the operator for most of our properties in the South Texas region.

•Appalachia
The Appalachia region is primarily comprised of Marcellus shale assets as well as shallow conventional assets in other formations. We have a joint venture with BG Group covering our shallow conventional assets and Marcellus shale assets in the Appalachia region ("Appalachia JV"). EXCO and BG Group each own an undivided 50% interest in the Appalachia JV and a 49.75% working interest in the Appalachia JV's properties. The remaining 0.5% working interest is held by a jointly owned operating entity ("OPCO") that operates the Appalachia JV's properties. We own a 50% interest in OPCO. On July 1, 2016, we closed the sale of our interests in shallow conventional assets located in Pennsylvania and retained an overriding royalty interest in each well. See "Note 13. Subsequent events" for additional discussion.
The accompanying Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and 2015 are for EXCO and its subsidiaries. The condensed consolidated financial statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain reclassifications have been made to prior period information to conform to current period presentation.
We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in the opinion of management, such financial statements reflect all adjustments necessary to fairly present the consolidated financial position of EXCO at June 30, 2016 and its results of operations and cash flows for the periods presented. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes included in EXCO's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 2, 2016 ("2015 Form 10-K").
In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures. The results of operations for the interim periods are not necessarily indicative of the results we expect for the full year.

Going Concern Presumption and Management’s Plans
These unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. Our liquidity and ability to maintain compliance with debt covenants have been negatively impacted by the prolonged depressed oil and natural gas price environment, levels of indebtedness, and gathering, transportation and certain other commercial contracts. As of June 30, 2016, we were in compliance with the financial covenants under our credit agreement (“EXCO Resources Credit Agreement”). However, based on our current estimates and expectations, we do not believe we will be able to comply with all of the covenants under the EXCO Resources Credit Agreement during the next twelve months.
As part of our comprehensive restructuring program, on July 27, 2016, we announced a commencement of a cash tender offer for our outstanding senior unsecured notes up to a maximum combined aggregate price paid of $40.0 million ("Tender Offer"). See “Note 13. Subsequent events” for additional information. If we are successful in the Tender Offer, the purchases are expected to be funded primarily with the borrowings under the EXCO Resources Credit Agreement. There can be no assurances regarding the success or extent of the purchases of the senior unsecured notes as part of the Tender Offer process. Furthermore, the next borrowing base redetermination under the EXCO Resources Credit Agreement is scheduled to occur on or about September 1, 2016. The lenders party to the EXCO Resources Credit Agreement have considerable discretion in setting our borrowing base, and we are unable to predict the outcome of any future redeterminations.
We are required to maintain a consolidated current ratio (as defined in the EXCO Resources Credit Agreement) of at least 1.0 to 1.0 as of the end of any fiscal quarter, which includes unused commitments in the definition of consolidated current assets. The inclusion of the unused commitments has historically allowed us to maintain compliance with the consolidated current ratio covenant under the EXCO Resources Credit Agreement. Therefore, the reduction in unused commitments as a result of borrowings to fund the Tender Offer or further reductions to our borrowing base as part of the upcoming redetermination process would negatively impact our consolidated current ratio and liquidity.
As a result of the impact of the aforementioned factors on our financial results and condition, we anticipate that we will not meet the minimum requirement under the current ratio for the twelve-month period following the date of these Condensed Consolidated Financial Statements. We expect to maintain compliance with the minimum requirements for the financial covenants in the EXCO Resources Credit Agreement related to the ratio of consolidated EBITDAX to consolidated interest expense (“Interest Coverage Ratio”) and the ratio of senior secured indebtedness to consolidated EBITDAX (“Senior Secured Indebtedness Ratio”) for the twelve-month period following the date of these Condensed Consolidated Financial Statements. If we are not able to meet our debt covenants in future periods, we may be required, but unable, to refinance all or part of our existing debt, seek covenant relief from our lenders, sell assets, incur additional indebtedness, or issue equity on terms acceptable to us, if at all, and may be required to surrender assets pursuant to the security provisions of the EXCO Resources Credit Agreement. Therefore, our ability to continue our planned principal business operations would be dependent on the actions of our lenders or obtaining additional debt and/or equity financing to repay outstanding indebtedness under the EXCO Resources Credit Agreement. These factors raise substantial doubt about our ability to continue as a going concern.
The EXCO Resources Credit Agreement and the term loan credit agreements governing our senior secured second lien term loans due October 26, 2020 (“Second Lien Term Loans”) require our annual financial statements to include a report from our independent registered public accounting firm without an explanatory paragraph related to our ability to continue as a going concern. If the substantial doubt about our ability to continue as a going concern still exists at December 31, 2016 or if we fail to comply with the financial and other covenants in the EXCO Resources Credit Agreement or the Second Lien Term Loans, we would be in default under such agreement. Any event of default may cause a default or accelerate our obligations with respect to our other outstanding indebtedness, including our senior unsecured notes due September 15, 2018 (“2018 Notes”) and senior unsecured notes due April 15, 2022 (“2022 Notes”), which could adversely affect our business, financial condition and results of operations.
Our decision to commence the Tender Offer process is part of EXCO’s comprehensive restructuring process focused on improving its capital structure and providing structural liquidity. We are evaluating transactions that could further enhance our liquidity and capital structure including the exchanges of existing indebtedness for common shares, issuance of additional indebtedness, the restructuring or repurchase of existing indebtedness, issuance of equity, restructuring of gathering, transportation and certain other commercial contracts, cost reductions, divestitures of assets or similar transactions. There is no assurance any such transactions will occur.
The accompanying unaudited Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities.

2.Significant accounting policies
We consider significant accounting policies to be those related to our estimates of proved reserves, oil and natural gas properties, derivatives, business combinations, equity-based compensation, goodwill, revenue recognition, asset retirement obligations and income taxes. The policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used. These policies and others are summarized in our 2015 Form 10-K.
Concentration of credit risk
We sell oil and natural gas to various customers and certain customers account for a significant amount of our total consolidated revenues. The majority of our accounts receivable are due from either purchasers of oil or natural gas or participants in oil and natural gas wells for which we serve as the operator. We have the right to offset future revenues against unpaid charges related to wells that we operate. We are managing our credit risk as a result of the current commodity price environment through the attainment of financial assurances from certain customers. In 2016, we entered into an agreement with a significant customer to prepay us for estimated future oil and natural gas production. At June 30, 2016, we recorded $26.0 million of prepayments from the customer, which are included in "Accounts payable and accrued liabilities" or in "Revenues and royalties payable" in the Condensed Consolidated Balance Sheets.
Recent accounting pronouncements
In May 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"). ASU 2016-12 does not change the core principle of Topic 606 but improves the following aspects of Topic 606: assessing collectability, presentation of sales taxes, noncash considerations, completed contracts and contract modifications at transaction. ASU 2016-12 is effective for annual and interim periods beginning after December 15, 2017. We are currently assessing the potential impact of ASU 2016-12 on our consolidated financial condition and results of operations.
In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting ("ASU 2016-11"). The SEC Staff is rescinding the following SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities-Oil and Gas, effective upon adoption of Topic 606. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: a) Revenue and Expense Recognition for Freight Services in Process which is codified in 605-20-S99-2; b) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; c) Accounting for Consideration Given by a Vendor to a Customer, which is codified in paragraph 605-50-S99-1 and d) Accounting for Gas-Balancing Arrangements (that is, use of the “entitlements method”), which is codified in paragraph 932-10-S99-5. We do not use the entitlements method of accounting and are not impacted by this specific SEC Staff Observer comment; however, we are assessing the potential impact of other SEC Staff Observer comments included in ASU 2016-11 on our consolidated financial condition and results of operations.
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"). ASU 2016-10 does not change the core principle of Topic 606 but clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective for annual and interim periods beginning after December 15, 2017. We are currently assessing the potential impact of ASU 2016-10 on our consolidated financial condition and results of operations.
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

3.Divestitures
South Texas transaction

On May 6, 2016, we closed a sale of certain non-core undeveloped acreage in South Texas and our interests in four producing wells for $11.5 million, subject to customary post-closing purchase price adjustments. Proceeds from the sale were used to reduce indebtedness under the EXCO Resources Credit Agreement.

4.Asset retirement obligations

The following is a reconciliation of our asset retirement obligations for the six months ended June 30, 2016:

(in thousands)
Asset retirement obligations at beginning of period	$41,648
Activity during the period:
Liabilities settled during the period	(59)
Adjustment to liability due to divestitures	(30)
Accretion of discount	1,681
Asset retirement obligations at end of period	43,240
Less current portion	845
Long-term portion	$42,395
Our asset retirement obligations are determined using discounted cash flow methodologies based on inputs and assumptions developed by management. We do not have any assets that are legally restricted for purposes of settling asset retirement obligations. See "Note 13. Subsequent events" for further details regarding the impact of the divestiture of conventional assets in July 2016 on our asset retirement obligations.

5.Oil and natural gas properties

We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs of oil and natural gas properties. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment or the need to transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. The majority of our undeveloped properties are held-by-production, which reduces the risk of impairment as a result of lease expirations. There were no impairments of unproved properties during the six months ended June 30, 2016 or 2015.
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

	Average spot prices
	Oil (per Bbl)	Natural gas (per Mmbtu)
June 30, 2016	$43.12	$2.24
March 31, 2016	46.26	2.40
December 31, 2015	50.28	2.59
We recognized impairments to our proved oil and natural gas properties of $26.2 million and $160.8 million for the three and six months ended June 30, 2016, respectively, and $394.3 million and $670.7 million for the three and six months ended June 30, 2015, respectively. The impairments were primarily due to the decline in oil and natural gas prices.  Furthermore, the fixed costs associated with certain gathering and transportation contracts continue to have a significant impact on the present value of our proved reserves. The spot prices on the first day of July 2016 exceeded the trailing twelve-month reference prices at June 30, 2016.  However, oil and natural gas prices are volatile and we may incur additional impairments during 2016 if future oil and natural gas prices result in a decrease in the trailing twelve-month reference prices compared to June 30, 2016. The possibility and amount of any future impairments is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves, future capital expenditures and operating costs.
During 2016, all of our proved undeveloped reserves, other than the proved undeveloped reserves associated with certain wells drilled in 2016, were reclassified to unproved primarily due to the uncertainty regarding the financing required to develop these reserves.  Our liquidity and capital resources continue to be impacted by the current commodity price environment as evidenced by factors such as the reduction to the borrowing base under the EXCO Resources Credit Agreement in March 2016 and other circumstances.  As such, these factors resulted in uncertainty regarding the extent and types of financing available for our future development activities. A significant amount of our proved undeveloped reserves that were reclassified to unproved remain economic at current prices, and we may report proved undeveloped reserves in future filings if we determine we have the financial capability to execute a development plan.
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

6.Loss per share

The following table presents the basic and diluted loss per share computations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Basic net loss per common share:
Net loss	$(111,347)	$(454,155)	$(241,495)	$(772,267)
Weighted average common shares outstanding	278,783	271,549	278,570	271,536
Net loss per basic common share	$(0.40)	$(1.67)	$(0.87)	$(2.84)
Diluted net loss per common share:
Net loss	$(111,347)	$(454,155)	$(241,495)	$(772,267)
Weighted average common shares outstanding	278,783	271,549	278,570	271,536
Dilutive effect of:
Stock options	—	—	—	—
Restricted shares and restricted share units	—	—	—	—
Warrants	—	—	—	—
Weighted average common shares and common share equivalents outstanding	278,783	271,549	278,570	271,536
Net loss per diluted common share	$(0.40)	$(1.67)	$(0.87)	$(2.84)
Diluted net loss per common share for the three and six months ended June 30, 2016 and 2015 is computed in the same manner as basic loss per share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which include stock options, restricted share units, restricted share awards and warrants, whether exercisable or not. The computation of diluted loss per share excluded 88,537,824 and 12,152,822 antidilutive share equivalents for the three months ended June 30, 2016 and 2015, respectively, and 89,849,375 and 12,657,675 antidilutive share equivalents for the six months ended June 30, 2016 and 2015, respectively. Our antidilutive share equivalents for the three and six months ended June 30, 2016 included 80,000,000 warrants issued to Energy Strategic Advisory Services LLC ("ESAS"). See "Note 11. Related party transactions" for additional information on the warrants issued to ESAS.

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
Fair Value of Derivative Financial Instruments

(in thousands)	June 30, 2016	December 31, 2015
Derivative financial instruments - Current assets	$8,686	$39,499
Derivative financial instruments - Long-term assets	1,572	6,109
Derivative financial instruments - Current liabilities	(15,559)	(16)
Derivative financial instruments - Long-term liabilities	(2,335)	—
Net derivative financial instruments	$(7,636)	$45,592

Effect of Derivative Financial Instruments

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Gain (loss) on derivative financial instruments	$(36,432)	$(6,631)	$(19,841)	$17,079
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
Swaptions: These contracts give our trading counterparties the right, but not the obligation, to enter into a swap contract for an agreed quantity of oil or natural gas from us at a certain time and fixed price in the future. The counterparty to our swaption contracts can choose to exercise its option in December 2016 to enter into 2017 swap contracts.
Collars: A collar is a combination of options including a sold call and a purchased put. These contracts allow us to participate in the upside of commodity prices to the ceiling of the call option and provide us with downside protection through the put option. If the market price is below the strike price of the purchased put at the time of settlement then the counterparty pays us the excess. If the market price is above the strike price of the sold call at the time of settlement, we pay the counterparty the excess. These transactions were conducted contemporaneously with a single counterparty and resulted in a net cashless transaction.
We place our derivative financial instruments with the financial institutions that are lenders under our credit agreement that we believe have high quality credit ratings. To mitigate our risk of loss due to default, we have entered into master netting agreements with counterparties to our derivative financial instruments that allow us to offset our asset position with our liability position in the event of a default by the counterparty. Our credit rating and financial condition may restrict our ability to enter into certain types of derivative financial instruments and limit the maturity of the contracts with counterparties.

The following table presents the volumes and fair value of our oil and natural gas derivative financial instruments as of June 30, 2016:

(dollars in thousands, except prices)	Volume Bbtu/Mbbl	Weighted average strike price per Mmbtu/Bbl	Fair value at June 30, 2016
Natural gas:
Swaps:
Remainder of 2016	28,520	$2.88	$(3,819)
2017	23,700	2.99	(4,526)
2018	3,650	3.15	410
Swaptions:
2017	7,300	2.76	(3,603)
Collars:
2017	3,650		(295)
Sold call		3.43
Purchased put		2.80
Total natural gas			$(11,833)
Oil:
Swaps:
Remainder of 2016	552	$58.61	$4,610
2017	183	50.00	(413)
Total oil			$4,197
Total oil and natural gas derivative financial instruments			$(7,636)
At December 31, 2015, we had outstanding swap contracts covering 49,370 Bbtu of natural gas and 915 Mbbls of oil.
At June 30, 2016, the average forward NYMEX WTI oil prices per Bbl for the remainder of 2016 and calendar year 2017 were $49.59 and $52.20, respectively, and the average forward NYMEX HH natural gas prices per Mmbtu for the remainder of 2016 and calendar years 2017 and 2018 were $3.03, $3.18 and $3.02, respectively.
Our derivative financial instruments covered approximately 58% and 65% of production volumes for the three months ended June 30, 2016 and 2015, respectively, and 52% and 65% of production volumes for the six months ended June 30, 2016 and 2015, respectively.

8.Debt
The carrying value of our total debt is summarized as follows:

(in thousands)	June 30, 2016	December 31, 2015
EXCO Resources Credit Agreement	$121,592	$67,492
Exchange Term Loan	615,894	641,172
Fairfax Term Loan	300,000	300,000
2018 Notes	131,576	158,015
Unamortized discount on 2018 Notes	(656)	(932)
2022 Notes	171,432	222,826
Deferred financing costs, net	(15,401)	(18,294)
Total debt	1,324,437	1,370,279
Less amounts due within one year	50,000	50,000
Total debt due after one year	$1,274,437	$1,320,279

	June 30, 2016
(in thousands)	Carrying value	Deferred reduction in carrying value	Unamortized discount/deferred financing costs	Principal balance
EXCO Resources Credit Agreement	$121,592	$—	$—	$121,592
Exchange Term Loan	615,894	(215,894)	—	400,000
Fairfax Term Loan	300,000	—	—	300,000
2018 Notes	130,920	—	656	131,576
2022 Notes	171,432	—	—	171,432
Deferred financing costs, net	(15,401)	—	15,401	—
Total debt	$1,324,437	$(215,894)	$16,057	$1,124,600
Terms and conditions of our debt obligations are discussed below.
Recent transactions
In the second quarter of 2016, we completed additional transactions focused on reducing our indebtedness including open market repurchases of an aggregate of $12.0 million and $11.5 million in principal amount of the 2018 Notes and 2022 Notes, respectively, with an aggregate of $5.4 million in cash. For the six months ended June 30, 2016, we repurchased an aggregate of $26.4 million and $51.4 million in principal amount of the 2018 Notes and 2022 Notes, respectively, with an aggregate of $13.3 million in cash. The open market repurchases resulted in a net gain on extinguishment of debt of $16.8 million and $62.0 million for the three and six months ended June 30, 2016, respectively.
On July 27, 2016, we announced the commencement of a Tender Offer for the 2018 Notes and 2022 Notes up to a maximum combined amount of $40.0 million on the aggregate price paid. We expect to fund these purchases primarily with borrowings under the EXCO Resources Credit Agreement. See “Note 13. Subsequent events” for a more detailed discussion and the terms of the Tender Offer.
EXCO Resources Credit Agreement
As of June 30, 2016, we had $121.6 million of outstanding indebtedness, $325.0 million of available borrowing base and $193.2 million of unused borrowing base, net of letters of credit under the EXCO Resources Credit Agreement. The maturity date of the EXCO Resources Credit Agreement is July 31, 2018. The interest rate grid for the revolving commitment under the EXCO Resources Credit Agreement ranged from London Interbank Offered Rate ("LIBOR") plus 225 bps to 325 bps (or alternate base rate ("ABR") plus 125 bps to 225 bps), depending on our borrowing base usage. On June 30, 2016, our interest rate was approximately 3.0%.
As of June 30, 2016, we were in compliance with the financial covenants (defined in the EXCO Resources Credit Agreement), which required that we:

•
maintain a consolidated current ratio of at least 1.0 to 1.0 as of the end of any fiscal quarter. The consolidated current assets utilized in this ratio include unused commitments under the EXCO Resources Credit Agreement;

•
maintain an Interest Coverage Ratio of at least 1.25 to 1.0 as of the end of any fiscal quarter. The consolidated interest expense utilized in the Interest Coverage Ratio is calculated in accordance with GAAP; therefore, this excludes cash payments under the terms of the Exchange Term Loan (as defined below), whether designated as interest or as principal amount, that reduce the carrying amount and are not recognized as interest expense; and

•
not permit a Senior Secured Indebtedness Ratio to be greater than 2.5 to 1.0 as of the end of any fiscal quarter. Senior secured indebtedness utilized in the Senior Secured Indebtedness Ratio excludes the Second Lien Term Loans (as defined below) and any other secured indebtedness subordinated to the EXCO Resources Credit Agreement.

Our liquidity and ability to maintain compliance with debt covenants have been negatively impacted by the prolonged depressed oil and natural gas price environment, levels of indebtedness, and gathering, transportation and certain other commercial contracts. Based on our current estimates and expectations, we do not believe we will be able to comply with all of the covenants under the EXCO Resources Credit Agreement for the twelve-month period following the date of these Condensed Consolidated Financial Statements. See "Note 1. Organization and basis of presentation" for further discussion on this matter.
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
The Second Lien Term Loans mature on October 26, 2020 with interest payable on the last day in each calendar quarter. The Second Lien Term Loans are guaranteed by substantially all of EXCO’s subsidiaries, with the exception of certain non-guarantor subsidiaries and our jointly held equity investments with BG Group, and are secured by second-priority liens on substantially all of EXCO’s assets securing the indebtedness under the EXCO Resources Credit Agreement. The Second Lien Term Loans rank (i) junior to the debt under the EXCO Resources Credit Agreement and any other priority lien obligations, (ii) pari passu to one another and (iii) effectively senior to all of our existing and future unsecured senior indebtedness, including the 2018 Notes and the 2022 Notes, to the extent of the value of collateral.
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
In addition, under the term loan credit agreement governing the Fairfax Term Loan, a change of control constitutes an event of default, which, subject to certain limitations, may allow the Fairfax Term Loan lenders to declare the Fairfax Term Loan to be due and payable, in whole or in part, including accrued but unpaid interest thereon, plus an amount equal to all interest payments that would have accrued through the Fairfax Term Loan maturity date. Under the term loan credit agreement governing the Exchange Term Loan, in the event of a change of control EXCO is required to offer to repurchase the Exchange Term Loan at 101% of the face value of the Exchange Term Loan.
In connection with the Second Lien Term Loans, on October 26, 2015, EXCO entered into an intercreditor agreement governing the relationship between EXCO’s lenders and the holders of any other lien obligations that EXCO may issue in the future and a collateral trust agreement governing the administration and maintenance of the collateral securing the Second Lien Term Loans.
2018 Notes
The 2018 Notes are guaranteed on a senior unsecured basis by a majority of EXCO’s subsidiaries, with the exception of certain non-guarantor subsidiaries and our jointly held equity investments with BG Group. Our equity investments, other than OPCO, have been designated as unrestricted subsidiaries under the indenture governing the 2018 Notes.
In the fourth quarter of 2015, EXCO repurchased an aggregate $551.2 million of the 2018 Notes in exchange for certain holders of the 2018 Notes becoming lenders under the Exchange Term Loan. Additionally, as of June 30, 2016, we repurchased a total of $67.2 million in principal amount of the 2018 Notes for an aggregate of $18.8 million in a series of open market repurchases. As a result of the repurchases, the aggregate principal amount of outstanding 2018 Notes was reduced to $131.6 million as of June 30, 2016. Interest accrues at 7.5% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year.
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
2022 Notes
The 2022 Notes were issued at 100.0% of the principal amount and bear interest at a rate of 8.5% per annum, payable in arrears on April 15 and October 15 of each year. In the fourth quarter of 2015, EXCO repurchased an aggregate $277.2 million in principal amount of the 2022 Notes in exchange for certain holders of the 2022 Notes becoming lenders under the Exchange Term Loan. Additionally, as of June 30, 2016, we repurchased a total of $51.4 million in principal amount of the 2022 Notes for an aggregate of $6.5 million in a series of open market repurchases. As a result of the repurchases, the aggregate principal amount of outstanding 2022 Notes was reduced to $171.4 million as of June 30, 2016.
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

9.Fair value measurements

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
Fair value of derivative financial instruments
The fair value of our derivative financial instruments may be different from the settlement value based on company-specific inputs, such as credit ratings, futures markets and forward curves, and readily available buyers or sellers. During the six months ended June 30, 2016 and 2015 there were no changes in the fair value level classifications. The following table presents a summary of the estimated fair value of our derivative financial instruments as of June 30, 2016 and December 31, 2015.

	June 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$(7,636)	$—	$(7,636)
	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$45,592	$—	$45,592
We evaluate derivative assets and liabilities in accordance with master netting agreements with the derivative counterparties, but report them on a gross basis in our Condensed Consolidated Balance Sheets. Net derivative asset values are determined primarily by quoted futures prices and utilization of the counterparties’ credit-adjusted risk-free rate curves and net derivative liabilities are determined by utilization of our credit-adjusted risk-free rate curve. The credit-adjusted risk-free rates of our counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties’ debt plus the LIBOR curve as of the end of the reporting period. Our credit-adjusted risk-free rate is based on the blended rate of independent market-quoted credit default swap rate curves for companies that have the same credit rating as us plus the LIBOR curve as of the end of the reporting period.
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
Natural gas derivatives. Our natural gas derivatives are swap, collar and swaption contracts for notional Mmbtus of natural gas at posted price indexes, including NYMEX HH swap, option and swaption contracts. The asset and liability values attributable to our natural gas derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for natural gas swaps, (iii) the applicable credit-adjusted risk-free rate curve, as described above, and (iv) the implied rates of volatility inherent in the option and swaption contracts. The implied rates of volatility were determined based on the average of historical HH natural gas prices.
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

	June 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$48,025	$—	$—	$48,025
2022 Notes	51,430	—	—	51,430
Exchange Term Loan	—	173,252	—	173,252
Fairfax Term Loan	—	129,750	—	129,750
	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$43,170	$—	$—	$43,170
2022 Notes	48,376	—	—	48,376
Exchange Term Loan	—	278,000	—	278,000
Fairfax Term Loan	—	208,500	—	208,500
Other fair value measurements
During the six months ended June 30, 2016, we impaired $4.9 million of our investment in a midstream company in the East Texas and North Louisiana regions that we account for under the cost method of accounting. The impairment was recorded to reduce the carrying value to the fair value and is considered to be Level 3 within the fair value hierarchy. The estimated fair value of our cost method investment was determined based on trading metrics of comparable transactions.
As discussed in "Note 13. Subsequent events", we recorded a $24.3 million liability in "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheet with a corresponding loss in "Other operating items" in our Condensed Consolidated Statements of Operations as of June 30, 2016 related to the settlement of litigation with a joint venture partner in the Eagle Ford shale. The liability was based on our estimated exposure from a potential adverse ruling in the litigation. The fair market value of the properties transferred pursuant to the settlement was determined using a discounted cash flow model of the estimated reserves. The estimated quantities of reserves utilized assumptions based on our internal geological, engineering and financial data. We utilized NYMEX forward strip prices to value the reserves, then applied various discount rates depending on the classification of reserves and other risk characteristics. The fair value measurements utilized included significant unobservable inputs that are considered to be Level 3 within the fair value hierarchy. These unobservable inputs include management's estimates of reserve quantities, commodity prices, operating costs, development costs, discount factors and other risk factors applied to the future cash flows. Upon the finalization of the settlement and transfer of interests on July 25, 2016, the extinguishment of the liability was treated as an adjustment to the capitalized costs of our oil and natural gas properties.

10.Income taxes

We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. We have accumulated financial deferred tax assets primarily due to losses arising from impairments to the carrying value of our oil and natural gas properties that are subject to valuation allowances. Our valuation allowances increased $88.5 million for the six months ended June 30, 2016. As a result of cumulative financial operating losses, we have recognized net valuation allowances of approximately $1.4 billion which have fully offset our net deferred tax assets as of June 30, 2016. The valuation allowances will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized. The valuation allowances do not impact future utilization of the underlying tax attributes.

11.Related party transactions

OPCO

OPCO serves as the operator of our wells in the Appalachia JV and we advance funds to OPCO on an as needed basis. We did not advance any funds to OPCO during three and six months ended June 30, 2016 or 2015. OPCO may distribute any excess cash equally between us and BG Group when its operating cash flows are sufficient to meet its capital requirements. There are service agreements between us and OPCO whereby we provide administrative and technical services for which we are reimbursed. For the three and six months ended June 30, 2016 and 2015, these transactions included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Amounts received from OPCO	$3,643	$8,273	$8,762	$16,566

As of June 30, 2016 and December 31, 2015, the amounts owed were as follows:

(in thousands)	June 30, 2016	December 31, 2015
Amounts due to EXCO (1)	$1,287	$1,733
Amounts due from EXCO (1)	12,616	10,410

(1)
Advances to OPCO are recorded in "Other current assets" in our Condensed Consolidated Balance Sheets. Any amounts we owe to OPCO are netted against the advance until the advances are utilized. If the advances are fully utilized, we record amounts owed in "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheets.

ESAS

On September 8, 2015, we closed the services and investment agreement with ESAS, a wholly owned subsidiary of Bluescape Resources Company LLC ("Bluescape"). At the closing, C. John Wilder, Executive Chairman of Bluescape, was appointed as a member of our Board of Directors and as Executive Chairman of the Board of Directors. As part of the agreement, ESAS completed its required purchase of EXCO's common shares as of December 31, 2015 and is currently the beneficial owner of approximately 6.5% of our outstanding common shares.

As consideration for the services provided under the agreement, EXCO will pay ESAS a monthly fee of $300,000 and an annual incentive payment of up to $2.4 million per year that is based on EXCO’s common share price achieving certain performance hurdles as compared to a peer group, provided that payment for the services will be held in escrow and contingent upon completion of the entire first year of services and required investment in EXCO. We accrued a total of $6.9 million and $4.5 million at June 30, 2016 and December 31, 2015, respectively, for the services performed under the services and investment agreement and recorded these amounts in "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheets. The total amount accrued at June 30, 2016 includes the entire first year annual incentive payment as a result of EXCO's performance rank above the 75th percentile of the peer group, which is expected to be paid to ESAS in the fourth quarter of 2016.

As an additional performance incentive under the services and investment agreement, EXCO issued warrants to ESAS in four tranches to purchase an aggregate of 80,000,000 common shares. These warrants may become exercisable in the future if our common shares achieve certain performance metrics compared to a peer group as of March 31, 2019. The measurement of the warrants is accounted for in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the warrants to be re-measured each interim reporting period until the completion of the services on March 31, 2019 and an adjustment is recorded in the statement of operations within equity-based compensation expense. For the three and six months ended June 30, 2016, we recognized equity-based compensation related to the warrants of $8.9 million and $10.9 million, respectively.

In the first quarter of 2016, ESAS entered into an agreement with an unaffiliated lender under the Exchange Term Loan, pursuant to which the lender will make periodic payments to ESAS or receive periodic payments from ESAS based on changes in the market value of the Exchange Term Loan, and the lender will make periodic payments to ESAS based on the interest rate of the Exchange Term Loan. As of June 30, 2016, the agreement effectively provided ESAS with the economic consequences of ownership of approximately $47.9 million in principal amount of the Exchange Term Loan without direct ownership of, or consent rights with respect to, the Exchange Term Loan.

As described above, ESAS is a wholly owned subsidiary of Bluescape, and C. John Wilder, a member of our Board of Directors, is Bluescape’s Executive Chairman. As Bluescape’s Executive Chairman, Mr. Wilder has the power to direct the affairs of Bluescape and, indirectly, ESAS, and may be deemed to share ESAS’ interest in the Exchange Term Loan and our common shares.

See our 2015 Form 10-K for additional disclosures related to the services and investment agreement and the related warrants.

Fairfax

Hamblin Watsa Investment Counsel Ltd. (“Hamblin Watsa”), a wholly owned subsidiary of Fairfax, is the administrative agent of the Fairfax Term Loan and certain affiliates of Fairfax are lenders under the Fairfax Term Loan and a portion of the Exchange Term Loan. As of June 30, 2016, affiliates of Fairfax were the record holders of approximately $112.1 million in principal amount of the Exchange Term Loan. Samuel A. Mitchell, a member of our Board of Directors, is a Managing Director of Hamblin Watsa and a member of Hamblin Watsa’s investment committee, which consists of seven members that manage the investment portfolio of Fairfax. Based on filings with the SEC, Fairfax is the beneficial owner of approximately 9.0% of our outstanding common shares. See “Note 8. Debt” for additional information.

12.Condensed consolidating financial statements

As of June 30, 2016, the majority of EXCO’s subsidiaries were guarantors under the EXCO Resources Credit Agreement and the indentures governing the 2018 Notes and 2022 Notes and the agreements governing the Second Lien Term Loans. All of our unrestricted subsidiaries under the Second Lien Term Loans and the indentures governing the 2018 Notes and 2022 Notes are considered non-guarantor subsidiaries.
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

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
June 30, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$36,623	$(9,060)	$—	$—	$27,563
Restricted cash	4,201	21,284	—	—	25,485
Other current assets	15,303	26,937	—	—	42,240
Total current assets	56,127	39,161	—	—	95,288
Equity investments	—	—	32,796	—	32,796
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	96,147	—	—	96,147
Proved developed and undeveloped oil and natural gas properties	330,777	2,644,651	—	—	2,975,428
Accumulated depletion	(330,777)	(2,344,306)	—	—	(2,675,083)
Oil and natural gas properties, net	—	396,492	—	—	396,492
Other property and equipment, net	642	24,600	—	—	25,242
Investments in and advances to affiliates, net	396,168	—	—	(396,168)	—
Deferred financing costs, net	5,891	—	—	—	5,891
Derivative financial instruments	1,572	—	—	—	1,572
Goodwill	13,293	149,862	—	—	163,155
Total assets	$473,693	$610,115	$32,796	$(396,168)	$720,436
Liabilities and shareholders' equity
Current liabilities	$85,715	$202,539	$—	$—	$288,254
Long-term debt	1,274,437	—	—	—	1,274,437
Other long-term liabilities	3,745	44,204	—	—	47,949
Payable to parent	—	2,302,520	—	(2,302,520)	—
Total shareholders' equity	(890,204)	(1,939,148)	32,796	1,906,352	(890,204)
Total liabilities and shareholders' equity	$473,693	$610,115	$32,796	$(396,168)	$720,436

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$34,296	$(22,049)	$—	$—	$12,247
Restricted cash	2,100	19,120	—	—	21,220
Other current assets	51,133	65,201	—	—	116,334
Total current assets	87,529	62,272	—	—	149,801
Equity investments	—	—	40,797	—	40,797
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	115,377	—	—	115,377
Proved developed and undeveloped oil and natural gas properties	330,775	2,739,655	—	—	3,070,430
Accumulated depletion	(330,775)	(2,296,988)	—	—	(2,627,763)
Oil and natural gas properties, net	—	558,044	—	—	558,044
Other property and equipment, net	749	27,063	—	—	27,812
Investments in and advances to affiliates, net	616,940	—	—	(616,940)	—
Deferred financing costs, net	8,408	—	—	—	8,408
Derivative financial instruments	6,109	—	—	—	6,109
Goodwill	13,293	149,862	—	—	163,155
Total assets	$733,028	$797,241	$40,797	$(616,940)	$954,126
Liabilities and shareholders' equity
Current liabilities	$74,472	$178,447	$—	$—	$252,919
Long-term debt	1,320,279	—	—	—	1,320,279
Other long-term liabilities	600	42,651	—	—	43,251
Payable to parent	—	2,276,594	—	(2,276,594)	—
Total shareholders' equity	(662,323)	(1,700,451)	40,797	1,659,654	(662,323)
Total liabilities and shareholders' equity	$733,028	$797,241	$40,797	$(616,940)	$954,126

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended June 30, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$54,221	$—	$—	$54,221
Costs and expenses:
Oil and natural gas production	3	12,414	—	—	12,417
Gathering and transportation	—	26,895	—	—	26,895
Depletion, depreciation and amortization	90	18,994	—	—	19,084
Impairment of oil and natural gas properties	291	25,923	—	—	26,214
Accretion of discount on asset retirement obligations	—	769	—	—	769
General and administrative	2,300	14,683	—	—	16,983
Other operating items	—	24,856	—	—	24,856
Total costs and expenses	2,684	124,534	—	—	127,218
Operating loss	(2,684)	(70,313)	—	—	(72,997)
Other income (expense):
Interest expense, net	(17,932)	—	—	—	(17,932)
Loss on derivative financial instruments	(36,432)	—	—	—	(36,432)
Gain on extinguishment of debt	16,839				16,839
Other income	4	9	—	—	13
Equity loss	—	—	(91)	—	(91)
Net loss from consolidated subsidiaries	(70,395)	—	—	70,395	—
Total other income (expense)	(107,916)	9	(91)	70,395	(37,603)
Loss before income taxes	(110,600)	(70,304)	(91)	70,395	(110,600)
Income tax expense	747	—	—	—	747
Net loss	$(111,347)	$(70,304)	$(91)	$70,395	$(111,347)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended June 30, 2015

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$(18)	$93,760	$—	$—	$93,742
Costs and expenses:
Oil and natural gas production	(15)	19,753	—	—	19,738
Gathering and transportation		24,785	—	—	24,785
Depletion, depreciation and amortization	245	61,413	—	—	61,658
Impairment of oil and natural gas properties	1,551	392,776	—	—	394,327
Accretion of discount on asset retirement obligations	—	568	—	—	568
General and administrative	(3,503)	16,100	—	—	12,597
Other operating items	1,916	(382)	—	—	1,534
Total costs and expenses	194	515,013	—	—	515,207
Operating loss	(212)	(421,253)	—	—	(421,465)
Other income (expense):
Interest expense, net	(25,571)	—	—	—	(25,571)
Loss on derivative financial instruments	(6,631)	—	—	—	(6,631)
Other income	39	8	—	—	47
Equity loss	—	—	(535)	—	(535)
Net loss from consolidated subsidiaries	(421,780)	—	—	421,780	—
Total other income (expense)	(453,943)	8	(535)	421,780	(32,690)
Loss before income taxes	(454,155)	(421,245)	(535)	421,780	(454,155)
Income tax expense	—	—	—	—	—
Net loss	$(454,155)	$(421,245)	$(535)	$421,780	$(454,155)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the six months ended June 30, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$105,870	$—	$—	$105,870
Costs and expenses:
Oil and natural gas production	5	26,530	—	—	26,535
Gathering and transportation	—	53,525	—	—	53,525
Depletion, depreciation and amortization	209	47,876	—	—	48,085
Impairment of oil and natural gas properties	838	159,975	—	—	160,813
Accretion of discount on asset retirement obligations	—	1,681	—	—	1,681
General and administrative	(1,666)	29,546	—	—	27,880
Other operating items	(407)	25,453	—	—	25,046
Total costs and expenses	(1,021)	344,586	—	—	343,565
Operating income (loss)	1,021	(238,716)	—	—	(237,695)
Other income (expense):
Interest expense, net	(37,189)	—	—	—	(37,189)
Loss on derivative financial instruments	(19,841)	—	—	—	(19,841)
Gain on extinguishment of debt	61,953	—	—	—	61,953
Other income	6	19	—	—	25
Equity loss	—	—	(8,001)	—	(8,001)
Net loss from consolidated subsidiaries	(246,698)	—	—	246,698	—
Total other income (expense)	(241,769)	19	(8,001)	246,698	(3,053)
Loss before income taxes	(240,748)	(238,697)	(8,001)	246,698	(240,748)
Income tax expense	747	—	—	—	747
Net loss	$(241,495)	$(238,697)	$(8,001)	$246,698	$(241,495)

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

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$16,452	$29,473	$—	$—	$45,925
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(833)	(54,130)		—	(54,963)
Proceeds from disposition of property and equipment	10	11,480	—	—	11,490
Restricted cash	—	(2,164)	—	—	(2,164)
Net changes in advances to joint ventures	—	2,404	—	—	2,404
Equity investments and other	—	—	—	—	—
Advances/investments with affiliates	(25,926)	25,926	—	—	—
Net cash used in investing activities	(26,749)	(16,484)	—	—	(43,233)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	297,897	—	—	—	297,897
Repayments under EXCO Resources Credit Agreement	(243,797)	—	—	—	(243,797)
Payments on Exchange Term Loan	(25,278)	—	—	—	(25,278)
Repurchases of senior unsecured notes	(13,299)	—	—	—	(13,299)
Deferred financing costs and other	(2,899)	—	—	—	(2,899)
Net cash provided by financing activities	12,624	—	—	—	12,624
Net increase in cash	2,327	12,989	—	—	15,316
Cash at beginning of period	34,296	(22,049)	—	—	12,247
Cash at end of period	$36,623	$(9,060)	$—	$—	$27,563

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 2015

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$19,024	$89,180	$—	$—	$108,204
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(1,174)	(211,034)	—	—	(212,208)
Proceeds from disposition of property and equipment	686	6,711	—	—	7,397
Restricted cash	—	6,989	—	—	6,989
Net changes in advances to joint ventures	—	5,756	—	—	5,756
Equity investments and other	—	(503)	—	—	(503)
Advances/investments with affiliates	(124,371)	124,371	—	—	—
Net cash used in investing activities	(124,859)	(67,710)	—	—	(192,569)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	90,000	—	—	—	90,000
Repayments under EXCO Resources Credit Agreement	—	—	—	—	—
Deferred financing costs and other	(2,033)	—	—	—	(2,033)
Net cash provided by financing activities	87,967	—	—	—	87,967
Net increase (decrease) in cash	(17,868)	21,470	—	—	3,602
Cash at beginning of period	86,837	(40,532)	—	—	46,305
Cash at end of period	$68,969	$(19,062)	$—	$—	$49,907

13.Subsequent events
Conventional asset divestiture

On July 1, 2016, we closed the sale of our interests in shallow conventional assets located in Pennsylvania for approximately $0.1 million, subject to customary post-closing purchase price adjustments, and retained an overriding royalty interest in each well. In addition, we retained all rights to other formations below the conventional depths in this region including the Marcellus and Utica shales. For the six months ended June 30, 2016, the divested assets produced approximately 6 Mmcfe per day and the revenues less direct operating expenses, excluding general and administrative costs, generated a net loss of less than $0.1 million. The asset retirement obligations related to the divested wells were $22.6 million as of June 30, 2016. In conjunction with the divestiture, the Company reduced its field employee count in the Appalachia region by 52%.
Settlement of Participation Agreement litigation

In July 2013, we entered into a participation agreement with a joint venture partner for the development of certain assets in the Eagle Ford shale ("Participation Agreement"). As described in "Item 3. Legal Proceedings" in our 2015 Form 10-K, we were in a dispute subject to litigation over the offer and the acceptance process with our joint venture partner.

On July 25, 2016, we settled the litigation with our joint venture partner, and the litigation was thereafter dismissed by the court entering a final judgment order in response to the parties’ joint motion to dismiss the case with prejudice. Among other things, the settlement provided a full release for any claims, rights, demands, damages and causes of action that either party has asserted or could have asserted for any breach of the Participation Agreement. As part of the settlement, the parties amended and restated the Participation Agreement to (i) eliminate our requirement to offer to purchase our joint venture partner's interests in certain wells each quarter, (ii) eliminate our requirement to convey a portion of our working interest to our joint venture partner upon commencing development of future locations, (iii) terminate the area of mutual interest, which required either party acquiring an interest in non-producing acreage included in certain areas to provide notice of the acquisition to the non-acquiring party and allowed the non-acquiring party to acquire a proportionate share in such acquired interest, (iv) provide that EXCO transfer to its joint venture partner a portion of its interests in certain producing wells and certain undeveloped locations in South Texas (“Transferred Interests”), effective May 1, 2016 and (v) modify or eliminate certain other provisions.

We recorded a liability in "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheet with a corresponding loss in "Other operating items" in the Condensed Consolidated Statements of Operations as of June 30, 2016 based on our estimated exposure from a potential adverse ruling in the litigation. The fair value of the Transferred Interests was $24.3 million as of June 30, 2016 based on a discounted cash flow model of the estimated reserves using NYMEX forward strip prices. See "Note 9. Fair value measurements" for additional information. The net production from the Transferred Interests was approximately 350 Bbls of oil per day during June 2016.

Tender Offer

On July 27, 2016, we announced the commencement of a Tender Offer for the 2018 Notes and 2022 Notes up to a maximum combined aggregate price paid of $40.0 million. In conjunction with the Tender Offer, we are soliciting consents from registered holders of the 2022 Notes to amend certain terms of the indenture governing the 2022 Notes. The Tender Offer expires on August 23, 2016; however, tendering on or before August 9, 2016, will result in additional consideration received, as follows:

•
Per $1,000 principal amount of the 2018 Notes that are accepted for purchase, total consideration includes the tender offer consideration of $455.00 and an early tender payment of $45.00, if applicable, for a total consideration of up to $500.00.

•
Per $1,000 principal amount of the 2022 Notes that are accepted for purchase, total consideration includes the tender offer consideration of $350.00, a consent payment of $5.00, if applicable, and an early tender payment of $45.00, if applicable, for a total consideration of up to $400.00.

Holders of 2018 Notes or 2022 Notes whose notes are accepted for payment in the Tender Offer will receive accumulated and unpaid interest. The purchases are expected to be funded primarily with the borrowings under the EXCO Resources Credit Agreement. For additional information on the Tender Offer, see the Form 8-K filed with the SEC on July 28, 2016.

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
We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “potential,” “project,” “budget” and other similar words to identify forward-looking statements. The statements that contain these words should be read carefully because they discuss future expectations, contain projections of results of operations or our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise any forward-looking statements, except as required by applicable securities laws. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Quarterly Report on Form 10-Q, including, but not limited to:

•	fluctuations in the prices of oil and natural gas;

•	the availability of oil and natural gas;

•	future capital requirements and availability of financing, including reductions to our borrowing base and limitations on our ability to incur certain types of indebtedness under our debt agreements;

•	our ability to meet our current and future debt service obligations, including our ability to maintain compliance with our debt covenants;

•	disruption of credit and capital markets and the ability of financial institutions to honor their commitments;

•	estimates of reserves and economic assumptions, including estimates related to acquisitions and dispositions of oil and natural gas properties;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	exploratory risks, including those related to our activities in shale formations;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	cash flow and liquidity;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	availability of water and other materials for drilling and completion activities;

•	marketing of oil and natural gas;

•	political and economic conditions and events in oil-producing and natural gas-producing countries;

•	title to our properties;

•	litigation;

•	competition;

•	our ability to attract and retain key personnel;

•	general economic conditions, including costs associated with drilling and operations of our properties;

•	our ability to comply with the listing requirements of, and maintain the listing of our common shares on, the New York Stock Exchange ("NYSE");

•
environmental or other governmental regulations, including legislation to reduce emissions of greenhouse gases, legislation of derivative financial instruments, regulation of hydraulic fracture stimulation and elimination of income tax incentives available to our industry;

•	receipt and collectability of amounts owed to us by purchasers of our production and counterparties to our derivative financial instruments;

•	decisions whether or not to enter into derivative financial instruments;

•	potential acts of terrorism;

•	our ability to manage joint ventures with third parties, including the resolution of any material disagreements and our partners’ ability to satisfy obligations under these arrangements;

•	actions of third party co-owners of interests in properties in which we also own an interest;

•	fluctuations in interest rates;

•	our ability to effectively integrate companies and properties that we acquire; and

•	our ability to execute our business strategies and other corporate actions, including restructuring our balance sheet and gathering and transportation contracts.
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
Like all oil and natural gas exploration and production companies, we face the challenge of natural production declines. We attempt to offset the impact of this natural decline by implementing drilling and exploitation projects to identify and develop additional reserves and by adding reserves through leasing and undeveloped acreage acquisition opportunities.
Recent developments

Tender Offer
On July 27, 2016, we announced the commencement of cash tender offer for our outstanding 7.5% senior unsecured notes due September 15, 2018 ("2018 Notes") and 8.5% senior unsecured notes due April 15, 2022 ("2022 Notes") up to a maximum combined aggregate price paid of $40.0 million ("Tender Offer"). See "Note 13. Subsequent events" in the Notes to our Condensed Consolidated Financial Statements for a more detailed discussion and the terms of the Tender Offer.
Note repurchases
We completed transactions focused on reducing our indebtedness, including open market repurchases of an aggregate of $12.0 million and $11.5 million in principal amount of our 2018 Notes and 2022 Notes, respectively, with an aggregate of $5.4 million in cash during the three months ended June 30, 2016. For the six months ended June 30, 2016, we repurchased an aggregate of $26.4 million and $51.4 million in principal amount of the 2018 Notes and 2022 Notes, respectively, with an aggregate of $13.3 million in cash. The open market repurchases resulted in net gains on extinguishment of debt of $16.8 million and $62.0 million for the three and six months ended June 30, 2016, respectively.
Settlement of Participation Agreement litigation
In July 2013, we entered into a participation agreement with a joint venture partner for the development of certain assets in the Eagle Ford shale ("Participation Agreement"). As described in "Item 3. Legal Proceedings" in our 2015 Form 10-K, we were in a dispute subject to litigation over the offer and the acceptance process with our joint venture partner. On July 25, 2016, we settled the litigation with our joint venture partner, and the litigation was thereafter dismissed by the court entering a final judgment order in response to the parties’ joint motion to dismiss the case with prejudice. Among other things, the settlement provided a full release for any claims, rights, demands, damages and causes of action that either party has asserted or could have asserted for any breach of the Participation Agreement. As part of the settlement, the parties amended and restated the Participation Agreement to (i) eliminate our requirement to offer to purchase our joint venture partner's interests in certain wells each quarter, (ii) eliminate our requirement to convey a portion of our working interest to our joint venture partner upon commencing development of future locations, (iii) terminate the area of mutual interest, which required either party acquiring an interest in non-producing acreage included in certain areas to provide notice of the acquisition to the non-acquiring party and allowed the non-acquiring party to acquire a proportionate share in such acquired interest, (iv) provide that EXCO transfer to its joint venture partner a portion of its interests in certain producing wells and certain undeveloped locations in South Texas, effective May 1, 2016 and (v) modify or eliminate certain other provisions. See "Note 13. Subsequent events" in the Notes to our Condensed Consolidated Financial Statements for additional information.
Divestitures
We executed a series of non-core asset divestitures as part of our objective to optimize and reposition our portfolio. On July 1, 2016, we closed the sale of our interests in shallow conventional assets located in Pennsylvania for approximately $0.1 million, subject to customary post-closing purchase price adjustments and retained an overriding royalty interest in each well. See "Note 13. Subsequent events" in the Notes to our Condensed Consolidated Financial Statements for additional information.

On May 6, 2016, we closed a sale of certain non-core undeveloped acreage in South Texas and our interests in four producing wells for $11.5 million, subject to customary post-closing purchase price adjustments. Proceeds from the sale were used to reduce indebtedness under our credit agreement ("EXCO Resources Credit Agreement").
EXCO Resources Credit Agreement

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

Our results of operations

A summary of key financial data for the three and six months ended June 30, 2016 and 2015 related to our results of operations is presented below:

	Three Months Ended June 30,		Quarter to quarter change	Six Months Ended June 30,		Period to period change
(dollars in thousands, except per unit prices)	2016	2015		2016	2015
Production:
Oil (Mbbls)	447	594	(147)	997	1,098	(101)
Natural gas (Mmcf)	24,284	29,310	(5,026)	47,819	56,764	(8,945)
Total production (Mmcfe) (1)	26,966	32,874	(5,908)	53,801	63,352	(9,551)
Average daily production (Mmcfe)	296	361	(65)	296	350	(54)
Revenues before derivative financial instrument activities:
Oil	$17,990	$31,545	$(13,555)	$33,473	$52,428	$(18,955)
Natural gas	36,231	62,197	(25,966)	72,397	127,634	(55,237)
Total revenues	$54,221	$93,742	$(39,521)	$105,870	$180,062	$(74,192)
Oil and natural gas derivative financial instruments:
Gain (loss) on derivative financial instruments	$(36,432)	$(6,631)	$(29,801)	$(19,841)	$17,079	$(36,920)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$40.25	$53.11	$(12.86)	$33.57	$47.75	$(14.18)
Natural gas (per Mcf)	1.49	2.12	(0.63)	1.51	2.25	(0.74)
Natural gas equivalent (per Mcfe)	2.01	2.85	(0.84)	1.97	2.84	(0.87)
Costs and expenses:
Oil and natural gas operating costs	$7,560	$14,135	$(6,575)	$17,038	$29,076	$(12,038)
Production and ad valorem taxes	4,857	5,603	(746)	9,497	10,464	(967)
Gathering and transportation	26,895	24,785	2,110	53,525	50,500	3,025
Depletion	18,714	61,115	(42,401)	47,320	123,015	(75,695)
Depreciation and amortization	370	543	(173)	765	1,132	(367)
General and administrative (2)	16,983	12,597	4,386	27,880	27,834	46
Interest expense, net	17,932	25,571	(7,639)	37,189	53,061	(15,872)
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$0.28	$0.43	$(0.15)	$0.32	$0.46	$(0.14)
Production and ad valorem taxes	0.18	0.17	0.01	0.18	0.17	0.01
Gathering and transportation	1.00	0.75	0.25	0.99	0.80	0.19
Depletion	0.69	1.86	(1.17)	0.88	1.94	(1.06)
Depreciation and amortization	0.01	0.02	(0.01)	0.01	0.02	(0.01)
Net loss (3)	$(111,347)	$(454,155)	$342,808	$(241,495)	$(772,267)	$530,772

(1)	Mmcfe is calculated by converting one barrel of oil into six Mcf of natural gas.

(2)
Equity-based compensation expense included in general and administrative expense was $9.3 million and $1.4 million for the three months ended June 30, 2016 and 2015, respectively, and $13.1 million and $3.1 million for the six months ended June 30, 2016 and 2015, respectively.

(3)
Net losses for the three months ended June 30, 2016 and 2015 included $26.2 million and $394.3 million of impairments of oil and natural gas properties, respectively. Net losses for the six month ended June 30, 2016 and 2015 included $160.8 million and $670.7 million of impairments of oil and natural gas properties, respectively. See "Note 5. Oil and natural gas properties" in the Notes to our Condensed Consolidated Financial Statements for further discussion.

The following is a discussion of our financial condition and results of operations for the three and six months ended June 30, 2016 and 2015. The comparability of our results of operations for the three and six months ended June 30, 2016 and 2015 was affected by:

•	fluctuations in oil and natural gas prices, which impact our oil and natural gas reserves, revenues, cash flows and net income or loss;

•	impairments of our oil and natural gas properties during 2016 and 2015;

•	asset impairments and other non-recurring costs, including the settlement of the litigation with our Eagle Ford shale joint venture partner during 2016;

•	mark-to-market gains and losses from our derivative financial instruments;

•	changes in proved reserves and production volumes and their impact on depletion;

•	the impact of declining natural gas production volumes from our reduced horizontal drilling activities in certain shale formations;

•	significant changes in our capital structure as a result of transactions in 2016 and 2015;

•	changes in general and administrative expenses as a result of the services and investment agreement with Energy Strategic Advisory Services LLC ("ESAS"); and

•	the reductions in our workforce that occurred during 2016 and 2015.
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

Oil and natural gas production, revenues and prices
The following table presents our production, revenue and average sales prices for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016			2015			Quarter to quarter change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
North Louisiana	13,247	$19,122	$1.44	21,049	$47,391	$2.25	(7,802)	$(28,269)	$(0.81)
East Texas	6,877	12,525	1.82	3,664	9,269	2.53	3,213	3,256	(0.71)
South Texas	2,932	16,675	5.69	3,874	30,082	7.77	(942)	(13,407)	(2.08)
Appalachia and other	3,910	5,899	1.51	4,287	7,000	1.63	(377)	(1,101)	(0.12)
Total	26,966	$54,221	$2.01	32,874	$93,742	$2.85	(5,908)	$(39,521)	$(0.84)

	Six Months Ended June 30,
	2016			2015			Period to period change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
North Louisiana	27,006	$41,188	$1.53	39,690	$94,061	$2.37	(12,684)	$(52,873)	$(0.84)
East Texas	12,621	23,183	1.84	7,702	21,087	2.74	4,919	2,096	(0.90)
South Texas	6,486	30,589	4.72	7,119	49,632	6.97	(633)	(19,043)	(2.25)
Appalachia and other	7,688	10,910	1.42	8,841	15,282	1.73	(1,153)	(4,372)	(0.31)
Total	53,801	$105,870	$1.97	63,352	$180,062	$2.84	(9,551)	$(74,192)	$(0.87)
Production for the three and six months ended June 30, 2016 decreased by 5.9 Bcfe, or 18%, and 9.6 Bcfe, or 15%, respectively, as compared with the same periods in 2015. Significant components of the changes in production were a result of:

•
decreased production of 7.8 Bcfe and 12.7 Bcfe for the three and six months ended June 30, 2016, respectively, in the North Louisiana region primarily due to production declines partially offset by additional volumes from the wells turned-to-sales in the second quarter of 2016.

•	increased production of 3.2 Bcfe and 4.9 Bcfe for the three and six months ended June 30, 2016, respectively, in the East Texas region primarily due to additional volumes from wells turned-to-sales.

•	decreased production in the South Texas region of 0.9 Bcfe and 0.6 Bcfe for the three and six months ended June 30, 2016, respectively, primarily due to production declines.

•
decreased production of 0.4 Bcfe and 1.2 Bcfe for the three and six months ended June 30, 2016, respectively, in the Appalachia region primarily due to production declines. In addition, we shut-in approximately 0.7 Bcfe of production due to low regional natural gas prices during the six months ended June 30, 2016. As discussed in "Note 13. Subsequent events" in the Notes to our Condensed Consolidated Financial Statements, on July 1, 2016, we closed a sale of our interests in shallow conventional assets located in Pennsylvania. As such, our production in the Appalachia region for the remainder of 2016 is expected to decline.

Oil and natural gas revenues for the three months ended June 30, 2016 decreased by $39.5 million, or 42%, as compared with the same period in 2015. The decrease in revenues was primarily the result of a decrease in oil and natural gas prices as well as decreased natural gas production. The reduction in our development activities and suspension of drilling in certain regions will cause our production to decline in the future unless we increase our development program. Our average natural gas sales price decreased 30% to $1.49 per Mcf for the three months ended June 30, 2016 from $2.12 per Mcf for the three months ended June 30, 2015, primarily due to lower market prices. Our average sales price of oil per Bbl decreased 24% to $40.25 per Bbl for the three months ended June 30, 2016 from $53.11 per Bbl for the three months ended June 30, 2015, primarily due to lower market prices. In July 2016, we renegotiated a sales contract that is expected to improve our realized oil price in future periods.
Oil and natural gas revenues for the six months ended June 30, 2016 decreased by $74.2 million, or 41%, as compared with the same period in 2015. The decrease in revenues was primarily the result of a decrease in oil and natural gas prices as well as decreased natural gas production. Our average natural gas sales price decreased 33% to $1.51 per Mcf for the six months ended June 30, 2016 from $2.25 per Mcf for the six months ended June 30, 2015, primarily due to lower market prices. Our average sales price of oil per Bbl decreased 30% to $33.57 per Bbl for the six months ended June 30, 2016 from $47.75 per Bbl for the six months ended June 30, 2015, primarily due to lower market prices.

Oil and natural gas operating costs
The following tables present our operating costs for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016			2015			Quarter to quarter change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$2,670	$111	$2,781	$3,224	$1,022	$4,246	$(554)	$(911)	$(1,465)
East Texas	1,108	60	1,168	936	683	1,619	172	(623)	(451)
South Texas	2,011	58	2,069	4,555	772	5,327	(2,544)	(714)	(3,258)
Appalachia and other	1,542	—	1,542	2,818	125	2,943	(1,276)	(125)	(1,401)
Total	$7,331	$229	$7,560	$11,533	$2,602	$14,135	$(4,202)	$(2,373)	$(6,575)

	Three Months Ended June 30,
	2016			2015			Quarter to quarter change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$0.20	$0.01	$0.21	$0.15	$0.05	$0.20	$0.05	$(0.04)	$0.01
East Texas	0.16	0.01	0.17	0.26	0.19	0.45	(0.10)	(0.18)	(0.28)
South Texas	0.69	0.02	0.71	1.18	0.20	1.38	(0.49)	(0.18)	(0.67)
Appalachia and other	0.39	—	0.39	0.66	0.03	0.69	(0.27)	(0.03)	(0.30)
Total	$0.27	$0.01	$0.28	$0.35	$0.08	$0.43	$(0.08)	$(0.07)	$(0.15)

	Six Months Ended June 30,
	2016			2015			Period to period change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$5,580	$152	$5,732	$6,428	$2,385	$8,813	$(848)	$(2,233)	$(3,081)
East Texas	2,264	206	2,470	2,016	789	2,805	248	(583)	(335)
South Texas	5,569	246	5,815	10,833	812	11,645	(5,264)	(566)	(5,830)
Appalachia and other	3,021	—	3,021	5,688	125	5,813	(2,667)	(125)	(2,792)
Total	$16,434	$604	$17,038	$24,965	$4,111	$29,076	$(8,531)	$(3,507)	$(12,038)

	Six Months Ended June 30,
	2016			2015			Period to period change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$0.21	$0.01	$0.22	$0.16	$0.06	$0.22	$0.05	$(0.05)	$—
East Texas	0.18	0.02	0.20	0.26	0.10	0.36	(0.08)	(0.08)	(0.16)
South Texas	0.86	0.04	0.90	1.52	0.11	1.63	(0.66)	(0.07)	(0.73)
Appalachia and other	0.39	—	0.39	0.64	0.01	0.65	(0.25)	(0.01)	(0.26)
Total	$0.31	$0.01	$0.32	$0.39	$0.07	$0.46	$(0.08)	$(0.06)	$(0.14)
Oil and natural gas operating costs for the three and six months ended June 30, 2016 decreased by $6.6 million, or 47%, and $12.0 million, or 41%, respectively, as compared with the same periods in 2015. The decreases were primarily due to cost reduction efforts, including significant reductions in labor costs, repairs and maintenance costs, chemical treatment costs, workover activity and saltwater disposal costs. Reduced labor costs were primarily due to significant reductions in our workforce in 2015. We expect our lease operating expenses in the Appalachia region to continue to decline during the remainder of 2016 due to the sale of our conventional assets in Pennsylvania and associated reduction in workforce. The reduction in saltwater disposal costs is primarily due to the renegotiation of contracts and more cost-efficient disposal methods.
Gathering and transportation
Gathering and transportation expenses for the three months ended June 30, 2016 increased by $2.1 million, or 9%, as compared with the same period in 2015. Gathering and transportation expenses for the six months ended June 30, 2016 increased by $3.0 million, or 6%, as compared with the same period in 2015. The increases were primarily due to gathering expenses in connection with taking our gas in-kind from certain third-party operated wells in the North Louisiana region, which also resulted in improved realized natural gas prices. Gathering and transportation expenses were $1.00 per Mcfe for the three months ended June 30, 2016 as compared to $0.75 per Mcfe for the same period in 2015. Gathering and transportation expenses for the six months ended June 30, 2016 were $0.99 per Mcfe as compared to $0.80 per Mcfe for the same period 2015. The increases were primarily due to lower volumes in relation to fixed costs under gathering and firm transportation contracts in the East Texas and North Louisiana regions.
As a result of our planned reduction in development and related lower production volumes for 2016, our gathering and transportation cost per Mcfe is expected to increase due to the nature of the fixed costs associated with our gathering and firm transportation contracts. We continue to evaluate plans to restructure our gathering and transportation contracts; however, no assurance can be given as to outcome or timing of this process.
Production and ad valorem taxes

The following table presents our production and ad valorem taxes on a percentage of revenue basis and per Mcfe basis for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016			2015
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
North Louisiana	$2,155	11.3%	$0.16	$2,468	5.2%	$0.12
East Texas	237	1.9%	0.03	174	1.9%	0.05
South Texas	2,198	13.2%	0.75	2,607	8.7%	0.67
Appalachia and other	267	4.5%	0.07	354	5.1%	0.08
Total	$4,857	9.0%	$0.18	$5,603	6.0%	$0.17

	Six Months Ended June 30,
	2016			2015
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
North Louisiana	$4,282	10.4%	$0.16	$4,962	5.3%	$0.13
East Texas	587	2.5%	0.05	300	1.4%	0.04
South Texas	4,277	14.0%	0.66	4,707	9.5%	0.66
Appalachia and other	351	3.2%	0.05	495	3.2%	0.06
Total	$9,497	9.0%	$0.18	$10,464	5.8%	$0.17
Production and ad valorem taxes for the three months ended June 30, 2016 decreased by $0.7 million, or 13%, as compared with the same period in 2015. Production and ad valorem taxes for the six months ended June 30, 2016 decreased by $1.0 million, or 9%, as compared to the same period in 2015. The decreases were primarily due to lower production volumes and lower commodity prices. The lower commodity prices primarily impacted properties located in Texas because production taxes are based on a fixed percentage of gross value of production sold. The decrease was partially offset by higher ad valorem taxes resulting from additional wells drilled and increased ad valorem tax rates in certain counties in Texas.
In our North Louisiana region, we currently receive severance tax holidays on certain horizontal wells that reduce the effective rate of these taxes. Our horizontal wells in the state of Louisiana are eligible for an exemption from severance taxes for the earlier of two years from the date of first production or until payout of qualified costs. In July 2015, the state of

Louisiana decreased its severance tax rate for wells that do not receive exemptions from $0.163 to $0.158 per Mcf. In July 2016, the effective severance tax rate decreased to $0.098 per Mcf.
Depletion, depreciation and amortization
Depletion, depreciation and amortization for the three months ended June 30, 2016 decreased from the same period in 2015 primarily due to a decrease in depletion expense of $42.4 million, or 69%. On a per Mcfe basis, the depletion rate for the three months ended June 30, 2016 was $0.69 per Mcfe, compared with $1.86 per Mcfe in the same period in 2015. Depletion, depreciation and amortization for the six months ended June 30, 2016 decreased from the same period in 2015 primarily due to a decrease in depletion expense of $75.7 million, or 62%. On a per Mcfe basis, the depletion rate for the six months ended June 30, 2016 was $0.88 per Mcfe, compared with $1.94 per Mcfe in the same period in 2015. The decrease in depletion expense was primarily due to a decrease in production and the depletion rate. The decrease in the depletion rate was primarily due to the impairments of our oil and natural gas properties during 2015 and 2016, which lowered our depletable base.
Impairment of oil and natural gas properties
We recorded impairments to our oil and natural gas properties of $26.2 million and $160.8 million for the three and six months ended June 30, 2016, respectively. The impairments in both periods were primarily due to the significant decline in oil and natural gas prices. The trailing twelve-month reference prices at June 30, 2016 were $2.24 per Mmbtu of natural gas and $43.12 per Bbl of oil. The spot prices on the first day of July 2016 were $2.92 per Mmbtu of natural gas and $48.85 per Bbl of oil, which exceeded the trailing twelve-month reference prices at June 30, 2016.  However, oil and natural gas prices are volatile and we may incur additional impairments during 2016 if future oil and natural gas prices result in a decrease in the trailing twelve-month reference prices compared to June 30, 2016. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.
General and administrative
The following table presents our general and administrative expenses for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	2015	Quarter to quarter change	2016	2015	Period to period change
General and administrative expenses:
Gross general and administrative expenses	$13,844	$20,222	$(6,378)	$27,772	$43,930	$(16,158)
Technical services and service agreement charges	(2,066)	(3,947)	1,881	(4,393)	(8,773)	4,380
Operator overhead reimbursements	(3,365)	(3,315)	(50)	(6,876)	(6,544)	(332)
Capitalized salaries	(758)	(1,802)	1,044	(1,764)	(3,898)	2,134
General and administrative expenses, excluding equity-based compensation	7,655	11,158	(3,503)	14,739	24,715	(9,976)
Gross equity-based compensation	9,275	2,406	6,869	13,348	5,055	8,293
Capitalized equity-based compensation	53	(967)	1,020	(207)	(1,936)	1,729
General and administrative expenses	$16,983	$12,597	$4,386	$27,880	$27,834	$46
General and administrative expenses for the three months ended June 30, 2016 increased by $4.4 million, or 35%, compared with the same period in 2015. General and administrative expenses for the six months ended June 30, 2016 remained consistent with the same period in 2015. Significant components of the changes in general and administrative expenses were a result of:

•	decreased personnel costs of $5.3 million and $15.3 million for the three and six months ended June 30, 2016, respectively, primarily due to reductions in our workforce and other employee benefits.

•
increased consulting and contract labor costs of $1.4 million for the six months ended June 30, 2016 primarily related to the service fees and annual incentive payment with ESAS that began on March 31, 2015.

•
decreased various other gross general and administrative expenses of $1.1 million and $2.3 million for the three and six months ended June 30, 2016, respectively. These decreases reflect our efforts to reduce our general and administrative costs such as office expenses and professional fees. However, we expect our professional fees to increase during the remainder of 2016 in connection with the execution of our strategic plan that is focused on restructuring our balance sheet and gathering and transportation contracts.

•
decreased technical services and service agreement recoveries of $1.9 million and $4.4 million for the three and six months ended June 30, 2016, respectively. These decreases were primarily a result of reduced headcount and lower recoveries in connection with the transition service agreement with Compass Productions Partners, LP ("Compass") that terminated in April 2015.

•	decreased capitalized salaries of $1.0 million and $2.1 million for the three and six months ended June 30, 2016, respectively, primarily as a result of reduced employee headcount.

•
increased equity-based compensation of $7.9 million and $10.0 million for the three and six months ended June 30, 2016, respectively. These increases were primarily due to $8.9 million and $10.9 million of additional compensation expense related to the warrants issued to ESAS in 2015 for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The fair value of the warrants is dependent on factors such as our share price, historical volatility, risk-free rate and performance relative to our peer group. These factors, in aggregate, contributed to a significant increase in the fair value of the warrants and the related equity-based compensation expense at June 30, 2016. The expense related to warrants is re-measured and adjusted each interim reporting period; therefore, our general and administrative expenses in future periods could be volatile based on the aforementioned factors. The increase in our equity-based compensation expense was partially offset by lower equity-based compensation to employees as a result of reductions in our workforce.

Other operating items
Other operating items were net losses of $24.9 million and $25.0 million for the three and six months ended June 30, 2016. The net losses for both periods were primarily due to a loss of $24.3 million recorded during the second quarter of 2016 in connection with the settlement of the litigation with our joint venture partner. See "Note 13. Subsequent events" in the Notes to our Condensed Consolidated Financial Statements for additional information.
Interest expense, net
The following table presents our interest expense, net for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	2015	Quarter to quarter change	2016	2015	Period to period change
Interest expense, net:
EXCO Resources Credit Agreement	$1,195	$2,019	$(824)	$2,305	$3,648	$(1,343)
Fairfax Term Loan	9,375	—	9,375	18,750	—	18,750
2018 Notes	2,606	14,420	(11,814)	5,505	28,833	(23,328)
2022 Notes	4,137	10,625	(6,488)	8,307	21,250	(12,943)
Amortization of deferred financing costs	1,866	1,742	124	4,868	6,267	(1,399)
Capitalized interest	(1,303)	(3,293)	1,990	(2,642)	(7,027)	4,385
Other	56	58	(2)	96	90	6
Total interest expense, net	$17,932	$25,571	$(7,639)	$37,189	$53,061	$(15,872)
Interest expense, net for the three and six months ended June 30, 2016 decreased $7.6 million and $15.9 million, respectively, from the same periods in 2015. These decreases were primarily due to lower outstanding balances on the 2018 Notes and 2022 Notes from debt restructuring activities and note repurchases in 2015 and 2016. This was partially offset by additional interest from the 12.5% senior secured second lien term loan with certain affiliates of Fairfax Financial Holdings Limited in the aggregate principal amount of $300.0 million ("Fairfax Term Loan"), which closed in the fourth quarter of 2015. The decreases were also partially offset by lower capitalized interest primarily related to lower balances of unproved oil and natural gas properties and suspension of our drilling and development program in certain areas.

In the fourth quarter of 2015, we closed a 12.5% senior secured second lien term loan with certain unsecured noteholders in the aggregate principal amount of $400.0 million (“Exchange Term Loan," and together with the Fairfax Term Loan, the "Second Lien Term Loans") and used the proceeds to repurchase a portion of the outstanding 2018 Notes and 2022 Notes in exchange for the holders of such notes agreeing to act as lenders in connection with the Exchange Term Loan. The exchange was accounted for as a troubled debt restructuring pursuant to FASB ASC 470-60, Troubled Debt Restructuring by Debtors. As such, all cash payments under the terms of the Exchange Term Loan, whether designated as interest or as principal amount, reduce the carrying amount and no interest expense, in accordance with generally accepted accounting principles in the United States ("GAAP"), is recognized. This will result in a significantly lower interest expense than the contractual interest payments throughout the term of the Exchange Term Loan.
Derivative financial instruments
Our oil and natural gas derivative financial instruments resulted in net losses of $36.4 million and $6.6 million for the three months ended June 30, 2016 and 2015, respectively. Our oil and natural gas derivative financial instruments resulted in a net loss of $19.8 million for the six months ended June 30, 2016 and a net gain of $17.1 million for the six months ended June 30, 2015, respectively. Based on the nature of our derivative contracts, increases in the related commodity price typically result in a decrease to the value of our derivatives contracts. The significant fluctuations demonstrate the high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
The following table presents our oil and natural gas prices, before and after the impact of the cash settlement of our derivative financial instruments:

	Three Months Ended June 30,			Six Months Ended June 30,
Average realized pricing:	2016	2015	Quarter to quarter change	2016	2015	Period to period change
Natural gas (per Mcf):
Net price, excluding derivatives	$1.49	$2.12	$(0.63)	$1.51	$2.25	$(0.74)
Cash receipts on derivatives	0.54	0.70	(0.16)	0.49	0.65	(0.16)
Net price, including derivatives	$2.03	$2.82	$(0.79)	$2.00	$2.90	$(0.90)
Oil (per Bbl):
Net price, excluding derivatives	$40.25	$53.11	$(12.86)	$33.57	$47.75	$(14.18)
Cash receipts on derivatives	7.94	14.73	(6.79)	10.04	18.36	(8.32)
Net price, including derivatives	$48.19	$67.84	$(19.65)	$43.61	$66.11	$(22.50)
Natural gas equivalent (per Mcfe):
Net price, excluding derivatives	$2.01	$2.85	$(0.84)	$1.97	$2.84	$(0.87)
Cash receipts on derivatives	0.62	0.89	(0.27)	0.62	0.90	(0.28)
Net price, including derivatives	$2.63	$3.74	$(1.11)	$2.59	$3.74	$(1.15)
Our total cash receipts for the three months ended June 30, 2016 were $16.6 million, or $0.62 per Mcfe, compared to cash receipts of $29.4 million, or $0.89 per Mcfe, for the three months ended June 30, 2015. Our total cash receipts for the six months ended June 30, 2016 were $33.4 million, or $0.62 per Mcfe, compared to cash receipts of $57.0 million, or $0.90 per Mcfe, for the six months ended June 30, 2015. The differences between the cash receipts during 2016 and 2015 were primarily due to lower volumes hedged and lower strike prices in the current period.

Gain on extinguishment of debt
For the three and six months ended June 30, 2016, we recorded a net gain on extinguishment of debt of $16.8 million and $62.0 million, respectively. The net gain for the three months ended June 30, 2016 was primarily due to the repurchases of an aggregate of $23.5 million in principal amount of the 2018 Notes and 2022 Notes with an aggregate of $5.4 million in cash. The net gain for the six months ended June 30, 2016 was primarily due to the repurchase of an aggregate of $77.8 million in principal amount of the 2018 Notes and 2022 Notes with an aggregate of $13.3 million in cash. The net gains included an acceleration of the related deferred financings costs and notes discount, as well as direct costs associated with the transactions.
Equity loss
Our equity loss was $0.1 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively. Our equity loss was $8.0 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively. The increase in our equity loss for the six months ended June 30, 2016 from the same period in 2015 was primarily due to a $4.9 million other than temporary impairment of our midstream investment in the East Texas and North Louisiana regions that we account for under the cost method of accounting. The impairment was primarily the result of reduced drilling activity in the region that is expected to reduce future cash flows of our investment. In addition, we recorded a net loss of $2.8 million for the six months ended June 30, 2016 from our equity method investment that owns and manages certain surface acreage in the North Louisiana region primarily due to its impairment of certain assets.
Income taxes
Our effective income tax rate for the three and six months ended June 30, 2016 and 2015 was zero, primarily due to prior losses arising from impairments of oil and natural gas properties which created deferred tax assets. These deferred tax assets have been fully reserved with valuation allowances. Our accumulated valuation allowance as of June 30, 2016 was approximately $1.4 billion and can be used to offset future taxable income. We will continue to recognize deferred tax valuation allowances until the realization of deferred benefits becomes more likely than not. As a result of the repurchase of a portion of our senior unsecured notes during the six months ended June 30, 2016, we had cancellation of debt income for tax purposes which reduced our net operating loss carryforwards ("NOLs") by $64.5 million.
The effective income tax rates, excluding the impact of the valuation allowances, would have been 39.0% and 38.5% for the three and six months ended June 30, 2016, respectively, and 38.5% and 38.8% for the three and six months ended June 30, 2015, respectively. The effective tax rates, excluding the impact of the valuation allowance, differ from the statutory tax rates primarily due to permanent differences between the amounts recorded for financial reporting purposes and the amounts used for income tax purposes. During the three months ended June 30, 2016, we recognized deferred income tax expense of $0.7 million related to a deferred tax liability for tax deductible goodwill. During the three months ended June 30, 2016, the book basis of goodwill exceeded the tax basis which caused the previous book and tax basis differences to change from a deferred tax asset to a deferred tax liability. The deferred tax liability related to goodwill is considered to have an indefinite life based on the nature of the underlying asset and cannot be offset under GAAP with a deferred tax asset with a definite life, such as net operating loss carryforwards. However, the deferred income tax expense is not expected to result in cash payments of income taxes in the foreseeable future.

Our liquidity, capital resources and capital commitments
Overview
Our primary sources of capital resources and liquidity are internally generated cash flows from operations, borrowing capacity under the EXCO Resources Credit Agreement, dispositions of non-strategic assets, joint ventures and capital markets when conditions are favorable. Factors that could impact our liquidity, capital resources and capital commitments include the following:

•	the level of planned drilling activities;

•	the results of our ongoing drilling programs;

•	our ability to fund, finance or repay financing incurred in connection with acquisitions of oil and natural gas properties;

•	the integration of acquisitions of oil and natural gas properties or other assets;

•	our ability to effectively manage operating, general and administrative expenses and capital expenditure programs;

•	reduced oil and natural gas revenues resulting from, among other things, depressed oil and natural gas prices and lower production from reductions to our drilling and development activities;

•	our ability to mitigate commodity price volatility with derivative financial instruments;

•	our ability to meet minimum volume commitments under firm transportation agreements and other fixed commitments, as well as our ability to restructure these contracts;

•	potential acquisitions and/or dispositions of oil and natural gas properties or other assets;

•	limitations on our ability to incur certain types of indebtedness in accordance with our debt agreements;

•	our ability to pay interest on our outstanding indebtedness, including the quarterly payments related to the Second Lien Term Loans;

•	reductions to our borrowing base;

•
requirements to provide certain vendors and other parties with letters of credit as a result of our credit quality, which reduce the amount of available borrowings under the EXCO Resources Credit Agreement;

•	additional debt restructuring activities including the repurchase of indebtedness, issuance of additional indebtedness or issuance of equity in exchange for indebtedness; and

•	our ability to maintain compliance with debt covenants.
Recent events affecting liquidity
In response to the low commodity price environment, we have limited our development activities to preserve our capital resources and liquidity. The curtailment of the development of our properties will lead to a decline in our production and reserves unless we increase our levels of development in the future. Our 2016 capital budget is expected to exceed our cash flows from operations and we expect that the deficit will be funded with borrowings under the EXCO Resources Credit Agreement. We continue to evaluate and implement further cost reduction initiatives to mitigate the impact of low commodity prices on our cash flows and liquidity. Since December 31, 2015, we reduced the number of our general and administrative employees by approximately 20%, and reduced our field employees in the Appalachia region by 52% in conjunction with the sale of our conventional assets in Pennsylvania.
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
We completed transactions focused on reducing our indebtedness, including open market repurchases of an aggregate of $26.4 million and $51.4 million in principal amount of the 2018 Notes and 2022 Notes, respectively, with an aggregate of $13.3 million in cash during the six months ended June 30, 2016. As a result, we reduced the principal amounts outstanding under our 2018 Notes and 2022 Notes to $131.6 million and $171.4 million, respectively. During the second quarter of 2016, our cash flows from operations, reduced capital program and proceeds received from the sale of certain assets in South Texas allowed us to reduce our indebtedness under the EXCO Resources Credit Agreement by $11.4 million. These transactions resulted in a reduction in the principal amount of outstanding indebtedness by $23.7 million, net of borrowings under the EXCO Resources Credit Agreement, for the six months ended June 30, 2016.
On July 27, 2016, we announced the commencement of a Tender Offer for our outstanding 2018 Notes and 2022 Notes up to a maximum combined amount of $40.0 million on the aggregate price paid. Our decision to commence the Tender Offer process is part of EXCO’s comprehensive restructuring process focused on reducing indebtedness. We are also evaluating transactions that could further enhance our liquidity and capital structure including the exchanges of existing indebtedness for common shares, issuance of additional indebtedness, restructuring or repurchase of existing indebtedness, issuance of equity, restructuring of gathering, transportation and certain other commercial contracts, cost reductions, divestitures of assets or similar transactions. There is no assurance any such transactions will occur.

The following table presents our liquidity and outstanding principal balance of debt as of June 30, 2016:

(in thousands)	June 30, 2016
EXCO Resources Credit Agreement	$121,592
Exchange Term Loan (1)	400,000
Fairfax Term Loan	300,000
2018 Notes (2)	131,576
2022 Notes	171,432
Total debt (3)	$1,124,600
Net debt	$1,071,552
Borrowing base	$325,000
Unused borrowing base (4)	$193,172
Cash (5)	$53,048
Unused borrowing base plus cash	$246,220

(1)
Amount presented is the outstanding principal balance and excludes $215.9 million of deferred reductions to carrying value. See "Note 8. Debt" in the Notes to our Condensed Consolidated Financial Statements for additional information.

(2)	Excludes unamortized discount of $0.7 million at June 30, 2016.

(3)	Excludes unamortized deferred financing costs of $15.4 million at June 30, 2016.

(4)	Net of $10.2 million in letters of credit at June 30, 2016.

(5)	Includes restricted cash of $25.5 million at June 30, 2016.
Credit agreements and long-term debt
As of June 30, 2016, our consolidated debt consisted of the EXCO Resources Credit Agreement, 2018 Notes, 2022 Notes and the Second Lien Term Loans (see "Note 8. Debt" in the Notes to our Condensed Consolidated Financial Statements for a more detailed description of each agreement).
As of June 30, 2016, we were in compliance with the following financial covenants (each as defined in the EXCO Resources Credit Agreement):

•
our consolidated current ratio of 1.2 to 1.0 exceeded the minimum of at least 1.0 to 1.0 as of the end of any fiscal quarter. The consolidated current assets utilized in this ratio includes unused commitments under the EXCO Resources Credit Agreement;

•
our ratio of consolidated EBITDAX to consolidated interest expense ("Interest Coverage Ratio"), of 1.9 to 1.0 exceeded the minimum of at least 1.25 to 1.0 as of the end of any fiscal quarter. The consolidated interest expense utilized in the Interest Coverage Ratio is calculated in accordance with GAAP; therefore, this excludes cash payments under the terms of the Exchange Term Loan, whether designated as interest or as principal amount, that reduce the carrying amount and are not recognized as interest expense. See further details on the accounting for the Exchange Term Loan in "Note 8. Debt" in the Notes to our Condensed Consolidated Financial Statements; and

•
our ratio of senior secured indebtedness to consolidated EBITDAX ("Senior Secured Indebtedness Ratio") of 0.8 to 1.0 did not exceed the maximum of 2.5 to 1.0 as of the end of any fiscal quarter. Senior secured indebtedness utilized in the Senior Secured Indebtedness Ratio excludes the Second Lien Term Loans and any other indebtedness subordinated to the EXCO Resources Credit Agreement.

Our liquidity and ability to maintain compliance with debt covenants have been negatively impacted by the prolonged depressed oil and natural gas price environment, levels of indebtedness, and gathering, transportation and certain other commercial contracts. Based on our current estimates and expectations, we do not believe we will be able to comply with all of the covenants under the EXCO Resources Credit Agreement for the twelve-month period following the date of these Condensed Consolidated Financial Statements.
If we are successful in the Tender Offer, the purchases are expected to be funded primarily with the borrowings under the EXCO Resources Credit Agreement. There can be no assurances regarding the success or extent of the purchases of the senior unsecured notes as part of the Tender Offer process. Furthermore, the next borrowing base redetermination under the EXCO Resources Credit Agreement is scheduled to occur on or about September 1, 2016. The lenders party to the EXCO Resources Credit Agreement have considerable discretion in setting our borrowing base, and we are unable to predict the outcome of any future redeterminations.

We are required to maintain a consolidated current ratio (as defined in the EXCO Resources Credit Agreement) of at least 1.0 to 1.0 as of the end of any fiscal quarter, which includes unused commitments under the EXCO Resources Credit Agreement in the definition of consolidated current assets. The inclusion of the unused commitments under the EXCO Resources Credit Agreement has historically allowed us to maintain compliance with the consolidated current ratio covenant. Therefore, the reduction in unused commitments as a result of borrowings to fund the Tender Offer or further reductions to our borrowing base as part of the upcoming redetermination process would negatively impact our consolidated current ratio and liquidity.
As a result of the impact of the aforementioned factors on our financial results and condition, we anticipate that we will not meet the minimum requirement under the current ratio for the twelve-month period following the date of these Condensed Consolidated Financial Statements. We expect to maintain compliance with the minimum requirements for the financial covenants in the EXCO Resources Credit Agreement related to the Interest Coverage Ratio and the Senior Secured Indebtedness Ratio for the twelve-month period following the date of these Condensed Consolidated Financial Statements. If we are not able to meet our debt covenants in future periods, we may be required, but unable, to refinance all or part of our existing debt, seek covenant relief from our lenders, sell assets, incur additional indebtedness, or issue equity on terms acceptable to us, if at all, and may be required to surrender assets pursuant to the security provisions of the EXCO Resources Credit Agreement. Therefore, our ability to continue our planned principal business operations would be dependent on the actions of our lenders or obtaining additional debt and/or equity financing to repay outstanding indebtedness under the EXCO Resources Credit Agreement. These factors raise substantial doubt about our ability to continue as a going concern.
The EXCO Resources Credit Agreement and Second Lien Term Loans require our annual financial statements to include a report from our independent registered public accounting firm without an explanatory paragraph related to our ability to continue as a going concern. If the substantial doubt about our ability to continue as a going concern still exists at December 31, 2016 or if we fail to comply with the financial and other covenants in the EXCO Resources Credit Agreement or the Second Lien Term Loans, we would be in default under such agreement. Any event of default may cause a default or accelerate our obligations with respect to our other outstanding indebtedness, including the 2018 Notes and 2022 Notes, which could adversely affect our business, financial condition and results of operations.
The Second Lien Term Loans and the indentures governing the 2018 Notes and 2022 Notes contain incurrence covenants that restrict our ability to incur additional indebtedness, incur liens to secure any such additional indebtedness or pledge assets. These incurrence covenants include limitations on our indebtedness that are based, in part, on the greater of a monetary threshold or the value of our assets. Our ability to incur additional indebtedness could be limited to the extent that low oil and natural gas prices negatively impact the value of our assets. See further details on the limitations on our ability to incur additional indebtedness as described in "Note 8. Debt" in the Notes to our Condensed Consolidated Financial Statements.
Capital expenditures
Our 2016 capital budget of $85.0 million is focused on development activities in the Haynesville and Bossier shales in North Louisiana and East Texas. The development activities include drilling 7 gross (5.4 net) wells and completing 15 gross (9.0 net) wells. We have flexibility in the timing of development because our acreage is predominantly held-by-production.
For the six months ended June 30, 2016, our capital expenditures totaled $56.3 million, of which $52.6 million was related to drilling and development activities. Our development program during the six months ended June 30, 2016 included an average of one operated drilling rig focused on the Haynesville shale in North Louisiana. We concluded our 2016 drilling program in North Louisiana and turned-to-sales three additional wells in this region in the third quarter of 2016. Our two drilling rig contracts expire in 2017 and are currently being sub-leased to another operator. Our development activities in East Texas included completion activities in the Haynesville and Bossier shales.
The following table presents our capital expenditures for the six months ended June 30, 2016 and our forecasted capital expenditures for the remainder of 2016.

	Six Months Ended	July - December Forecast	Full Year Forecast
(in thousands)	June 30, 2016	2016	2016
Capital expenditures:
Development capital expenditures	$52,583	$16,417	$69,000
Other (1)	3,742	12,258	16,000
Total	$56,325	$28,675	$85,000

(1) Other capital expenditures are comprised primarily of capitalized corporate costs, field operations and land costs.

Historical sources and uses of funds

Our primary sources of cash for the six months ended June 30, 2016 were cash flows from operations and borrowings under the EXCO Resources Credit Agreement.
Net increases (decreases) in cash are summarized as follows:

	Six Months Ended June 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$45,925	$108,204
Net cash used in investing activities	(43,233)	(192,569)
Net cash provided by financing activities	12,624	87,967
Net increase in cash	$15,316	$3,602
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
For the six months ended June 30, 2016, our net cash provided by operating activities was $45.9 million as compared to $108.2 million for the six months ended June 30, 2015. The decrease was primarily attributable to lower revenues from lower production and decreased oil and natural gas prices. In addition, the decrease was due to lower cash receipts on derivative contracts of $33.4 million for the six months ended June 30, 2016 compared to $57.0 million for the same period in 2015.
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
For the six months ended June 30, 2016, our net cash used in investing activities was $43.2 million which primarily consisted of $55.0 million of completion activities in the East Texas region and development activities in the North Louisiana region. This was partially offset by $11.5 million of proceeds received from a sale of certain non-core undeveloped acreage in South Texas and our interests in four producing wells. For the six months ended June 30, 2015, our net cash used in investing activities was $192.6 million primarily due to drilling and development activities in the East Texas, North Louisiana and South Texas regions. The cash used in investing activities for the six months ended June 30, 2015 included a significant amount of expenditures related to the wells drilled in 2014.
Financing activities
For the six months ended June 30, 2016, our net cash provided by financing activities was $12.6 million primarily due to $54.1 million in net borrowings under the EXCO Resources Credit Agreement partially offset by payments of $25.3 million on the Exchange Term Loan, which reduced its carrying value, and an aggregate of $13.3 million of cash payments used to repurchase a portion of our 2018 Notes and 2022 Notes. The borrowings under the EXCO Resources Credit Agreement were primarily utilized to fund our investing activities. On March 29, 2016, we borrowed our remaining unused commitments of $232.4 million under the EXCO Resources Credit Agreement to secure our liquidity. Prior to the completion of the borrowing base redetermination process on March 29, 2016, we repaid the entire $232.4 million. The borrowing and subsequent repayment both occurred on the same day. For the six months ended June 30, 2015, our net cash provided by financing activities was $88.0 million primarily due to $90.0 million in borrowings under the EXCO Resources Credit Agreement.

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
Our derivative financial instruments are comprised of oil and natural gas swaps, collars and swaption contracts. As of June 30, 2016, we had derivative financial instruments in place for the volumes and prices shown below:

	NYMEX gas volume - Bbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Mbbl	Weighted average contract price per Bbl
Swaps:
Remainder of 2016	28,520	$2.88	552	$58.61
2017	23,700	2.99	183	50.00
2018	3,650	3.15	—	—
Swaptions:
2017	7,300	2.76	—	—
Collars:
2017	3,650		—
Sold call		3.43		—
Purchased put		2.80		—
We had derivative financial instruments that covered approximately 58% and 52% of production volumes during the three and six months ended June 30, 2016.
See further details on our derivative financial instruments in "Note 7. Derivative financial instruments" and "Note 9. Fair value measurements" in the Notes to our Condensed Consolidated Financial Statements.
Off-balance sheet arrangements
As of June 30, 2016, we had no arrangements or any guarantees of off-balance sheet debt to third parties.
Contractual obligations and commercial commitments
On July 25, 2016, we amended and restated the Participation Agreement to eliminate our requirement to offer to purchase our joint venture partner's interests, eliminate our requirement to convey a portion of our working interest to our joint venture partner upon commencing development of future locations, terminate the area of mutual interest, provide that we transfer to our joint venture partner a portion of our interests in certain producing wells and modify or eliminate other provisions. See "Note 13. Subsequent events" for further discussion. There have been no other material changes outside the ordinary course of business to our contractual obligations and commercial commitments since December 31, 2015.

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
Our use of derivative financial instruments could have the effect of reducing our revenues and the value of our securities. For the six months ended June 30, 2016, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $28.2 million for our oil and natural gas swap contracts. The ultimate settlement amount of our outstanding derivative financial instrument contracts is dependent on future commodity prices. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
Interest rate risk

At June 30, 2016, our exposure to interest rate changes related primarily to borrowings under the EXCO Resources Credit Agreement. The interest rates per annum on the 2018 Notes, 2022 Notes and Second Lien Term Loans are fixed at 7.5%, 8.5% and 12.5%, respectively. Interest is payable on borrowings under the EXCO Resources Credit Agreement based on a floating rate as more fully described in "Note 8. Debt" in the Notes to our Condensed Consolidated Financial Statements. At June 30, 2016, we had approximately $121.6 million in outstanding borrowings under the EXCO Resources Credit Agreement. A 1% increase in interest rates (100 bps) based on the variable borrowings as of June 30, 2016 would result in an increase in our interest expense of approximately $1.2 million per year. The interest we pay on these borrowings is set periodically based upon market rates.

Item 4.     Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Exchange Act, EXCO's management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that EXCO's disclosure controls and procedures were effective as of June 30, 2016 to ensure that information that is required to be disclosed by EXCO in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to EXCO's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in EXCO's internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, EXCO's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are periodically a party to various litigation matters. As described in "Item 3. Legal Proceedings" in our 2015 Form 10-K, we were in a dispute subject to litigation over the offer and the acceptance process with our joint venture partner under the Participation Agreement that has been settled. See "Note 13. Subsequent events" in the Notes to our Consolidated Financial Statements for additional information and the description of the settlement pertaining to this litigation matter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer repurchases of common shares
The following table details our repurchase of common shares for the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1, 2016 - April 30, 2016	—	$—	—	$192.5
May 1, 2016 - May 31, 2016	—	—	—	192.5
June 1, 2016 - June 30, 2016	—	—	—	192.5
Total	—	$—	—

(1)	On July 19, 2010, we announced a $200.0 million share repurchase program.

Item 6.	Exhibits

See “Index to Exhibits” for a description of our exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC.
(Registrant)

Date:	August 3, 2016	/s/ Harold L. Hickey
Harold L. Hickey
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Richard A. Burnett
Richard A. Burnett
Vice President and Chief Financial Officer
(Principal Financial Officer)

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

10.1
Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.2
Form of Incentive Stock Option Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.3
Form of Nonqualified Stock Option Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.4
Form of Restricted Stock Award Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated August 4, 2011 and filed on August 10, 2011 and incorporated by reference herein.*

10.5
Form of Restricted Stock Award Agreement for Named Executive Officers for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2015 filed on July 27, 2015 and incorporated by reference herein.*

10.6
Form of Performance-Based Restricted Stock Unit Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated June 30, 2014 and filed on July 3, 2014 and incorporated by reference herein.*

10.7
Form of Performance-Based Share Unit Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 1, 2015 and filed on July 8, 2015 and incorporated by reference herein.*

10.8
Form of Performance-Based Share Unit Agreement for Named Executive Officers for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 1, 2015 and filed on July 8, 2015 and incorporated by reference herein.*

10.9
Form of Performance-Based Share Unit Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 1, 2016 and filed on July 6, 2016 and incorporated by reference herein.*

10.10
Form of Performance-Based Share Unit Agreement for Named Executive Officers for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 1, 2016 and filed on July 6, 2016 and incorporated by reference herein.*

10.11
Fourth Amended and Restated EXCO Resources, Inc. Severance Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated March 16, 2011 and filed on March 22, 2011 and incorporated by reference herein.*

10.12
Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.13
Amendment Number One to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K (File No. 001-32743) for 2009 filed on February 24, 2010 and incorporated by reference herein.*

10.14
Amendment Number Two to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., effective as of May 22, 2014, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 22, 2014 and filed on May 29, 2014 and incorporated by reference herein.*

10.15
Amendment Number Three to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., effective as of December 4, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated December 4, 2015 and filed on December 10, 2015 and incorporated by reference herein.*

10.16
Letter Agreement, dated March 28, 2007, with OCM Principal Opportunities Fund IV, L.P. and OCM EXCO Holdings, LLC, filed as an Exhibit to EXCO’s Form 8-K (File No. 001-32743), dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.17
Amendment Number One to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated June 4, 2009 and filed on June 10, 2009 and incorporated by reference herein.*

10.18
Amendment Number Two to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, dated as of October 6, 2011, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated October 6, 2011 and filed on October 7, 2011 and incorporated by reference herein.*

10.19
Amendment Number Three to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, dated as of June 11, 2013, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated June 11, 2013 and filed on June 12, 2013 and incorporated by reference herein.*

10.20	Form of Restricted Stock Award Agreement, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013 filed on August 7, 2013 and incorporated by reference herein.*

10.21
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

10.26
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

10.31
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

10.35
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

10.37
Amended and Restated Credit Agreement, dated as of July 31, 2013, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO's Form 8-K, dated as of August 19, 2013 and filed on August 23, 2013 and incorporated by reference herein.

10.38
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

10.39
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

10.40
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

10.41
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

10.42
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

10.43
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

10.45
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

10.46	Form of Joinder Agreement to Term Loan Credit Agreement, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated as of November 4, 2015 and incorporated by reference herein.

10.47
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

10.50
Collateral Trust Joinder, dated as of October 26, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated as of October 26, 2015 and filed on October 27, 2015 and incorporated by reference herein.

10.51	Form of Purchase Agreement, filed as an Exhibit to EXCO’s Form 8-K, dated as of October 30, 2015 and filed on November 2, 2015 and incorporated by reference herein.

10.52	Form of Follow-on Purchase Agreement, filed as an Exhibit to EXCO’s Form 8-K, dated as of October 19, 2015 and filed on October 22, 2015 and incorporated by reference herein.

10.53
Amended and Restated Participation Agreement, dated July 25, 2016, by and among Admiral A Holding L.P., TE Admiral A Holding L.P., Colt Admiral A Holding L.P. and EXCO Operating Company, LP., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 25, 2016 and filed on July 27, 2016 and incorporated by reference herein.

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