Form 10-Q
period 2016-09-30
EXCO RESOURCES INC
filed 2016-11-02
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

The number of shares of common stock, par value $0.001 per share, outstanding as of October 28, 2016 was 282,445,821.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,534	$12,247
Restricted cash	18,434	21,220
Accounts receivable, net:
Oil and natural gas	53,439	37,236
Joint interest	17,949	22,095
Other	3,871	8,894
Derivative financial instruments	5,952	39,499
Inventory and other	7,630	8,610
Total current assets	110,809	149,801
Equity investments	31,973	40,797
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	93,511	115,377
Proved developed and undeveloped oil and natural gas properties	2,946,641	3,070,430
Accumulated depletion	(2,690,611)	(2,627,763)
Oil and natural gas properties, net	349,541	558,044
Other property and equipment, net	24,058	27,812
Deferred financing costs, net	5,000	8,408
Derivative financial instruments	1,455	6,109
Goodwill	163,155	163,155
Total assets	$685,991	$954,126
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$56,056	$88,049
Revenues and royalties payable	121,312	106,163
Accrued interest payable	3,774	7,846
Current portion of asset retirement obligations	428	845
Income taxes payable	—	—
Derivative financial instruments	10,353	16
Current maturities of long-term debt	50,000	50,000
Total current liabilities	241,923	252,919
Long-term debt	1,256,068	1,320,279
Deferred income taxes	1,775	—
Derivative financial instruments	1,189	—
Asset retirement obligations and other long-term liabilities	22,626	43,251
Shareholders’ equity:
Common shares, $0.001 par value; 780,000,000 authorized shares; 283,040,484 shares issued and 282,445,821 shares outstanding at September 30, 2016; 283,633,996 shares issued and 283,039,333 shares outstanding at December 31, 2015	283	276
Additional paid-in capital	3,537,393	3,522,153
Accumulated deficit	(4,367,634)	(4,177,120)
Treasury shares, at cost; 594,663 shares at September 30, 2016 and December 31, 2015	(7,632)	(7,632)
Total shareholders’ equity	(837,590)	(662,323)
Total liabilities and shareholders’ equity	$685,991	$954,126
See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenues:
Oil	$16,215	$27,444	$49,688	$79,872
Natural gas	54,647	56,300	127,044	184,275
Purchased natural gas and marketing	6,324	6,773	15,335	21,012
Total revenues	77,186	90,517	192,067	285,159
Costs and expenses:
Oil and natural gas operating costs	8,797	12,669	25,835	41,745
Production and ad valorem taxes	3,811	5,944	13,308	16,408
Gathering and transportation	27,979	23,743	79,828	74,243
Purchased natural gas	6,586	6,991	17,273	21,571
Depletion, depreciation and amortization	15,910	52,013	63,995	176,160
Impairment of oil and natural gas properties	—	339,393	160,813	1,010,047
Accretion of discount on asset retirement obligations	325	574	2,006	1,698
General and administrative	10,746	13,393	38,626	41,227
Other operating items	(1,110)	(228)	23,936	1,118
Total costs and expenses	73,044	454,492	425,620	1,384,217
Operating income (loss)	4,142	(363,975)	(233,553)	(1,099,058)
Other income (expense):
Interest expense, net	(16,997)	(27,761)	(54,186)	(80,822)
Gain (loss) on derivative financial instruments	8,209	37,348	(11,632)	54,427
Gain on extinguishment of debt	57,421	—	119,374	—
Other income	12	21	37	119
Equity loss	(823)	(152)	(8,824)	(1,452)
Total other income (expense)	47,822	9,456	44,769	(27,728)
Income (loss) before income taxes	51,964	(354,519)	(188,784)	(1,126,786)
Income tax expense	1,028	—	1,775	—
Net income (loss)	$50,936	$(354,519)	$(190,559)	$(1,126,786)
Earnings (loss) per common share:
Basic:
Net income (loss)	$0.18	$(1.30)	$(0.68)	$(4.14)
Weighted average common shares outstanding	279,873	273,348	279,008	272,147
Diluted:
Net income (loss)	$0.18	$(1.30)	$(0.68)	$(4.14)
Weighted average common shares and common share equivalents outstanding	281,045	273,348	279,008	272,147

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Operating Activities:
Net loss	$(190,559)	$(1,126,786)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax expense	1,775	—
Depletion, depreciation and amortization	63,995	176,160
Equity-based compensation expense	14,558	4,045
Accretion of discount on asset retirement obligations	2,006	1,698
Impairment of oil and natural gas properties	160,813	1,010,047
Loss from equity investments	8,824	1,452
(Gain) loss on derivative financial instruments	11,632	(54,427)
Cash receipts of derivative financial instruments	38,097	88,977
Amortization of deferred financing costs and discount on debt issuance	7,250	11,083
Other non-operating items	24,068	(13)
Gain on extinguishment of debt	(119,374)	—
Effect of changes in:
Restricted cash with related party	2,100	(1,500)
Accounts receivable	(12,752)	59,238
Other current assets	(1,207)	1,062
Accounts payable and other liabilities	(14,966)	(44,180)
Net cash provided by (used in) operating activities	(3,740)	126,856
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment	(70,455)	(269,708)
Property acquisitions	—	(7,608)
Proceeds from disposition of property and equipment	11,242	7,397
Restricted cash	686	4,016
Net changes in advances to joint ventures	2,377	8,594
Equity investments and other	—	1,455
Net cash used in investing activities	(56,150)	(255,854)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	390,897	97,500
Repayments under EXCO Resources Credit Agreement	(243,797)	—
Payments on Exchange Term Loan	(38,056)	—
Repurchases of senior unsecured notes	(53,298)	—
Proceeds from issuance of common shares, net	—	9,829
Deferred financing costs and other	(4,569)	(4,125)
Net cash provided by financing activities	51,177	103,204
Net decrease in cash	(8,713)	(25,794)
Cash at beginning of period	12,247	46,305
Cash at end of period	$3,534	$20,511
Supplemental Cash Flow Information:
Cash interest payments	$51,975	$81,913
Income tax payments	—	—
Supplemental non-cash investing and financing activities:
Capitalized equity-based compensation	$432	$2,861
Capitalized interest	3,939	10,121

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common shares		Treasury shares		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2014	274,352	$270	(578)	$(7,615)	$3,502,209	$(2,984,860)	$510,004
Issuance of common shares	5,882	6	—	—	9,875	—	9,881
Equity-based compensation	—	—	—	—	6,439	—	6,439
Restricted shares issued, net of cancellations	3,422	—	—	—	—	—	—
Common share dividends	—	—	—	—	—	3	3
Treasury share repurchases	—	—	(17)	(17)	—	—	(17)
Net loss	—	—	—	—	—	(1,126,786)	(1,126,786)
Balance at September 30, 2015	283,656	$276	(595)	$(7,632)	$3,518,523	$(4,111,643)	$(600,476)
Balance at December 31, 2015	283,634	$276	(595)	$(7,632)	$3,522,153	$(4,177,120)	$(662,323)
Issuance of common shares	243	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	15,240	—	15,240
Restricted shares issued, net of cancellations	(837)	7	—	—	—	—	7
Common share dividends	—	—	—	—	—	45	45
Net loss	—	—	—	—	—	(190,559)	(190,559)
Balance at September 30, 2016	283,040	$283	(595)	$(7,632)	$3,537,393	$(4,367,634)	$(837,590)

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

•Appalachia
The Appalachia region is primarily comprised of Marcellus shale assets as well as shallow conventional assets in other formations. We have a joint venture with BG Group covering our assets in the Appalachia region ("Appalachia JV"). EXCO and BG Group each own an undivided 50% interest in the Appalachia JV and a 49.75% working interest in the Appalachia JV's properties. The remaining 0.5% working interest is held by a jointly owned operating entity ("OPCO") that operates the Appalachia JV's properties. We own a 50% interest in OPCO. On July 1, 2016, we closed the sale of our interests in shallow conventional assets located in Pennsylvania and retained an overriding royalty interest in each well, and on October 3, 2016, we closed the sale of our interests in shallow conventional assets located in West Virginia. See "Note 3. Divestitures" for additional discussion.
The accompanying Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015 are for EXCO and its subsidiaries. The unaudited Condensed Consolidated Financial Statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain reclassifications have been made to prior period information to conform to current period presentation.
We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in the opinion of management, such financial statements reflect all adjustments necessary to fairly present the consolidated financial position of EXCO at September 30, 2016 and its results of operations and cash flows for the periods presented. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes included in EXCO's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 2, 2016 ("2015 Form 10-K").
In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures. The results of operations for the interim periods are not necessarily indicative of the results we expect for the full year.

Going Concern Presumption and Management’s Plans
These unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. Our liquidity and ability to maintain compliance with debt covenants have been negatively impacted by the prolonged depressed oil and natural gas price environment, levels of indebtedness, and gathering, transportation and certain other commercial contracts. As of September 30, 2016, the Company had $3.5 million in cash and cash equivalents, $75.4 million of availability under its credit agreement ("EXCO Resources Credit Agreement") and a working capital deficit of $131.1 million. We have substantial interest payment obligations related to our debt over the next twelve months. The next borrowing base redetermination under the EXCO Resources Credit Agreement is expected to occur in November 2016. The lenders party to the EXCO Resources Credit Agreement have considerable discretion in setting our borrowing base, and we are unable to predict the outcome of any future redeterminations.
Our plans to improve near-term liquidity primarily include the issuance of additional indebtedness and we are engaged in discussions with potential lenders. The availability and terms of this financing may be dependent upon our ability to reduce fixed commitments including gathering and transportation contracts. We continue to negotiate a consensual restructuring of gathering and transportation contracts with our counterparties. If we are not able to execute transactions to improve our financial condition, we do not believe we will be able to comply with all of the covenants under the EXCO Resources Credit Agreement or have sufficient liquidity to conduct our business operations based on existing conditions and estimates during the next twelve months. Management’s plans are intended to mitigate these conditions; however, our ability to execute these plans is conditioned upon factors including the availability of capital markets, market conditions, and the actions of counterparties. There is no assurance any such transactions will occur.
As of September 30, 2016, we were in compliance with the financial covenants under the EXCO Resources Credit Agreement. We are required to maintain a Consolidated Current Ratio (as defined in the EXCO Resources Credit Agreement) of at least 1.0 to 1.0 as of the end of any fiscal quarter, which includes unused commitments in the definition of consolidated current assets. The inclusion of the unused commitments has historically allowed us to maintain compliance with the Consolidated Current Ratio covenant under the EXCO Resources Credit Agreement. Therefore, the reduction in unused commitments as a result of borrowings under the EXCO Resources Credit Agreement or further reductions to our borrowing base as part of the redetermination process will negatively impact our Consolidated Current Ratio and liquidity.
The EXCO Resources Credit Agreement does not permit our ratio of senior secured indebtedness to consolidated EBITDAX ("Senior Secured Indebtedness Ratio") to be greater than 2.5 to 1.0 as of the end of any fiscal quarter. Senior secured indebtedness utilized in the Senior Secured Indebtedness Ratio excludes the Second Lien Term Loans (as defined below) and any other secured indebtedness subordinated to the EXCO Resources Credit Agreement. The Company's compliance with this covenant will be negatively impacted unless we are able to increase our EBITDAX, generate positive free cash flows and/or find other sources of capital to reduce indebtedness under the EXCO Resources Credit Agreement.
As a result of the impact of the aforementioned factors on our financial results and condition, we anticipate that we will not meet the minimum requirement under the Consolidated Current Ratio and the Senior Secured Indebtedness Ratio for the twelve-month period following the date of these unaudited Condensed Consolidated Financial Statements. We may not be in compliance with these covenants as early as the fiscal quarter ending December 31, 2016 depending on our future financial and operating results and the outcome of the borrowing base redetermination process. Furthermore, our liquidity is not expected to be sufficient to conduct our business operations for the twelve-month period following the date of these unaudited Condensed Consolidated Financial Statements. If we are not able to comply with our debt covenants or do not have sufficient liquidity to conduct our business operations in future periods, we may be required, but unable, to refinance all or part of our existing debt, seek covenant relief from our lenders, sell assets, incur additional indebtedness, or issue equity on terms acceptable to us, if at all, and may be required to surrender assets pursuant to the security provisions of the EXCO Resources Credit Agreement. Therefore, our ability to continue our planned principal business operations would be dependent on the actions of our lenders or obtaining additional debt and/or equity financing to repay outstanding indebtedness under the EXCO Resources Credit Agreement. These factors raise substantial doubt about our ability to continue as a going concern.
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
Revisions of prior period information
On August 19, 2016, we formed Raider Marketing, LP ("Raider") through an internal merger to provide marketing services to EXCO and pursue independent business opportunities. Raider is a wholly owned subsidiary of EXCO and is the contractual counterparty by operation of Texas law to all of EXCO's gathering, transportation and marketing contracts in Texas and Louisiana. In connection with the formation of Raider and the Company's plans to pursue additional marketing opportunities, we have revised our presentation of third party natural gas purchases and sales to report these costs and revenues on a gross basis in the accompanying statements of operations in accordance with Financial Accounting Standards Board (“FASB”) Codification (“ASC”) 605, Revenue Recognition, beginning in the third quarter of 2016. Third party purchases and sales are now reported gross as "Purchased natural gas" expenses and "Purchased natural gas and marketing" revenues, respectively. Purchased natural gas and marketing revenues include revenue we receive as a result of selling natural gas that we purchase from third parties and marketing fees we receive from third parties. Purchased natural gas expenses include purchases from third parties plus an allocation of transportation costs. The transportation costs allocated to the third party purchases relate to our firm transportation agreements with unutilized commitments; therefore, the utilization of this transportation reduces the unutilized commitments that would have otherwise been allocated to our net share of production and incurred by EXCO.
We previously reported these transactions on a net basis in the financial statements due to the materiality associated with the income or loss generated from these purchases and sales, and the historical insignificance of the Company's marketing activities involving the purchases and sales of third party natural gas to our business strategies and operations. The net effect of these revisions did not impact our previously reported net income or loss, shareholders’ equity or cash flows. The Company evaluated the materiality of the revisions based on ASC 250, Accounting Changes and Error Corrections, and concluded the revisions to be immaterial corrections of an error.
The following table reflects the revisions to prior periods:

			Three months ended
(in thousands)			June 30, 2016	March 31, 2016
Gathering and transportation, previously reported			$26,895	$26,630
Revision of third party natural gas purchases and sales			(151)	(1,525)
Gathering and transportation, as currently reported			$26,744	$25,105

Purchased natural gas and marketing revenues			$4,570	$4,441
Purchased natural gas expenses			$4,721	$5,966

	Three months ended
(in thousands)	December 31, 2015	September 31, 2015	June 30, 2015	March 31, 2015
Natural gas revenues, previously reported	$41,828	$56,082	$62,197	$65,437
Revision of third party natural gas purchases and sales	368	218	184	157
Natural gas revenues, as currently reported	$42,196	$56,300	$62,381	$65,594

Purchased natural gas and marketing revenues	$5,430	$6,773	$6,678	$7,561
Purchased natural gas expenses	$5,798	$6,991	$6,862	$7,718

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
Recent accounting pronouncements
In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in ASU 2016-15 provide guidance on specific cash flow issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. We are currently assessing the potential impact of ASU 2016-15 on our consolidated financial condition and results of operations.
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
Conventional asset divestitures

On July 1, 2016, we closed the sale of our interests in shallow conventional assets located in Pennsylvania and received an overriding royalty interest in each well and approximately $0.1 million, subject to customary post-closing purchase price adjustments. In addition, we retained all rights to other formations below the conventional depths in this region including the Marcellus and Utica shales. For the six months ended June 30, 2016, the divested assets produced approximately 6 Mmcfe per day and the revenues less direct operating expenses, excluding general and administrative costs, generated a net loss of less than $0.1 million. The asset retirement obligations related to the divested wells were $22.6 million on July 1, 2016.

On October 3, 2016, we closed the sale of our interests in shallow conventional assets located in West Virginia for approximately $4.5 million, subject to customary post-closing purchase price adjustments. We retained all rights to other formations below the conventional depths in this region including the Marcellus and Utica shales. For the nine months ended September 30, 2016, the divested assets produced approximately 4 Mmcfe per day and the revenues less direct operating expenses, excluding general and administrative costs, generated net income of $0.7 million. The asset retirement obligations related to the divested wells were $9.7 million on September 30, 2016.

In conjunction with the sales of our shallow conventional assets in Pennsylvania and West Virginia, the Company's field employee count in the Appalachia region has been reduced by 85% since December 31, 2015.

4.Asset retirement obligations

The following is a reconciliation of our asset retirement obligations for the nine months ended September 30, 2016:

(in thousands)
Asset retirement obligations at beginning of period	$41,648
Activity during the period:
Liabilities settled during the period	(59)
Adjustment to liability due to divestitures (1)	(22,859)
Accretion of discount	2,006
Asset retirement obligations at end of period	20,736
Less current portion	428
Long-term portion	$20,308

(1)	Adjustment to liability due to divestitures is primarily due to the sale of our conventional assets in Pennsylvania on July 1, 2016. See "Note 3. Divestitures" for additional information.

Our asset retirement obligations are determined using discounted cash flow methodologies based on inputs and assumptions developed by management. We do not have any assets that are legally restricted for purposes of settling asset retirement obligations.

5.Oil and natural gas properties

We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs of oil and natural gas properties. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment or the need to transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. The majority of our undeveloped properties are held-by-production, which reduces the risk of impairment as a result of lease expirations. There were no impairments of unproved properties during the nine months ended September 30, 2016 and we impaired $84.9 million of unproved properties during the nine months ended September 31, 2015.
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

	Average spot prices
	Oil (per Bbl)	Natural gas (per Mmbtu)
September 30, 2016	$41.68	$2.24
June 30, 2016	43.12	2.24
March 31, 2016	46.26	2.40
December 31, 2015	50.28	2.59
We did not recognize an impairment to our proved oil and natural gas properties for the three months ended September 30, 2016, and we recognized impairments to our proved oil and natural gas properties of $160.8 million for the nine months ended September 30, 2016. We recognized impairments to our proved oil and natural gas properties of $339.4 million and $1.0 billion for the three and nine months ended September 30, 2015, respectively. The impairments were primarily due to the decline in oil and natural gas prices.  Furthermore, the fixed costs associated with certain gathering and transportation contracts continue to have a significant impact on the present value of our proved reserves. Oil and natural gas prices are volatile and we may incur additional impairments during 2016 if future oil and natural gas prices result in a decrease in the trailing twelve-month reference prices compared to September 30, 2016. The possibility and amount of any future impairments is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves, future capital expenditures and operating costs.
During 2016, all of our proved undeveloped reserves, other than the proved undeveloped reserves associated with certain wells drilled and/or completed in 2016, were reclassified to unproved primarily due to the uncertainty regarding the financing required to develop these reserves.  A significant amount of our proved undeveloped reserves that were reclassified to unproved remain economic at current prices, and we may report proved undeveloped reserves in future filings if we determine we have the financial capability to execute a development plan.
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

6.Earnings (loss) per share

The following table presents the basic and diluted earnings (loss) per share computations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Basic net income (loss) per common share:
Net income (loss)	$50,936	$(354,519)	$(190,559)	$(1,126,786)
Weighted average common shares outstanding	279,873	273,348	279,008	272,147
Net income (loss) per basic common share	$0.18	$(1.30)	$(0.68)	$(4.14)
Diluted net income (loss) per common share:
Net income (loss)	$50,936	$(354,519)	$(190,559)	$(1,126,786)
Weighted average common shares outstanding	279,873	273,348	279,008	272,147
Dilutive effect of:
Stock options	—	—	—	—
Restricted shares and restricted share units	1,172	—	—	—
Warrants	—	—	—	—
Weighted average common shares and common share equivalents outstanding	281,045	273,348	279,008	272,147
Net income (loss) per diluted common share	$0.18	$(1.30)	$(0.68)	$(4.14)
Diluted net income (loss) per common share for the three and nine months ended September 30, 2016 and 2015 is computed in the same manner as basic net income (loss) per share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which include stock options, restricted share units, restricted share awards and warrants, whether exercisable or not. The computation of diluted net income (loss) per share excluded 88,083,055 and 36,157,630 antidilutive share equivalents for the three months ended September 30, 2016 and 2015, respectively, and 89,522,616 and 21,200,285 antidilutive share equivalents for the nine months ended September 30, 2016 and 2015, respectively. Our antidilutive share equivalents for the three and nine months ended September 30, 2016 included 80,000,000 warrants issued to Energy Strategic Advisory Services LLC ("ESAS"). See "Note 12. Related party transactions" for additional information on the warrants issued to ESAS. All of our outstanding warrants and stock options were out-of-the-money and considered antidilutive during the three months ended September 30, 2016.

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
Fair Value of Derivative Financial Instruments

(in thousands)	September 30, 2016	December 31, 2015
Derivative financial instruments - Current assets	$5,952	$39,499
Derivative financial instruments - Long-term assets	1,455	6,109
Derivative financial instruments - Current liabilities	(10,353)	(16)
Derivative financial instruments - Long-term liabilities	(1,189)	—
Net derivative financial instruments	$(4,135)	$45,592
Effect of Derivative Financial Instruments

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Gain (loss) on derivative financial instruments	$8,209	$37,348	$(11,632)	$54,427
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
We place our derivative financial instruments with the financial institutions that are lenders under the EXCO Resources Credit Agreement that we believe have high quality credit ratings. To mitigate our risk of loss due to default, we have entered into master netting agreements with counterparties to our derivative financial instruments that allow us to offset our asset position with our liability position in the event of a default by the counterparty. Our credit rating and financial condition may restrict our ability to enter into certain types of derivative financial instruments and limit the maturity of the contracts with counterparties. Our derivative contracts also contain rights that could result in the early termination of our derivative contracts and cash payments to our counterparties due to an event of default under the EXCO Resources Credit Agreement.

The following table presents the volumes and fair value of our oil and natural gas derivative financial instruments as of September 30, 2016:

(dollars in thousands, except prices)	Volume Bbtu/Mbbl	Weighted average strike price per Mmbtu/Bbl	Fair value at September 30, 2016
Natural gas:
Swaps:
Remainder of 2016	14,260	$2.88	$(1,610)
2017	23,700	2.99	(2,440)
2018	3,650	3.15	819
Swaptions:
2017	7,300	2.76	(2,743)
Collars:
2017	10,950		(420)
Sold call		3.28
Purchased put		2.87
Total natural gas			$(6,394)
Oil:
Swaps:
Remainder of 2016	276	$58.61	$2,542
2017	183	50.00	(283)
Total oil			$2,259
Total oil and natural gas derivative financial instruments			$(4,135)
At December 31, 2015, we had outstanding swap contracts covering 49,370 Bbtu of natural gas and 915 Mbbls of oil.
At September 30, 2016, the average forward NYMEX WTI oil prices per Bbl for the remainder of 2016 and calendar year 2017 were $48.53 and $51.30, respectively, and the average forward NYMEX HH natural gas prices per Mmbtu for the remainder of 2016 and calendar years 2017 and 2018 were $3.02, $3.09 and $2.91, respectively.
Our derivative financial instruments covered approximately 60% and 69% of production volumes for the three months ended September 30, 2016 and 2015, respectively, and 55% and 66% of production volumes for the nine months ended September 30, 2016 and 2015, respectively.

8.Debt
The carrying value of our total debt is summarized as follows:

(in thousands)	September 30, 2016	December 31, 2015
EXCO Resources Credit Agreement	$214,592	$67,492
Exchange Term Loan	603,116	641,172
Fairfax Term Loan	300,000	300,000
2018 Notes	131,576	158,015
Unamortized discount on 2018 Notes	(589)	(932)
2022 Notes	70,169	222,826
Deferred financing costs, net	(12,796)	(18,294)
Total debt	1,306,068	1,370,279
Less amounts due within one year	50,000	50,000
Total debt due after one year	$1,256,068	$1,320,279

	September 30, 2016
(in thousands)	Carrying value	Deferred reduction in carrying value	Unamortized discount/deferred financing costs	Principal balance
EXCO Resources Credit Agreement	$214,592	$—	$—	$214,592
Exchange Term Loan	603,116	(203,116)	—	400,000
Fairfax Term Loan	300,000	—	—	300,000
2018 Notes	130,987	—	589	131,576
2022 Notes	70,169	—	—	70,169
Deferred financing costs, net	(12,796)	—	12,796	—
Total debt	$1,306,068	$(203,116)	$13,385	$1,116,337
Terms and conditions of our debt obligations are discussed below.

Tender Offer and open market repurchases

On August 24, 2016, we completed a cash tender offer for our outstanding senior unsecured notes ("Tender Offer") that resulted in the repurchase of an aggregate of $101.3 million in principal amount of the 2022 Notes for an aggregate purchase price of $40.0 million. Holders of the 2022 Notes that were accepted for payment in the Tender Offer also received accumulated and unpaid interest. The Tender Offer was funded with the borrowings under the EXCO Resources Credit Agreement.
For the nine months ended September 30, 2016, we repurchased an aggregate of $26.4 million and $152.7 million in principal amount of the 2018 Notes and 2022 Notes, respectively, with an aggregate of $53.3 million in cash through the Tender Offer and open market repurchases. These repurchases resulted in net gains on extinguishment of debt of $57.4 million and $119.4 million for the three and nine months ended September 30, 2016, respectively.
EXCO Resources Credit Agreement
As of September 30, 2016, we had $214.6 million of outstanding indebtedness and a borrowing base of $325.0 million under the EXCO Resources Credit Agreement. On September 1, 2016, the lenders under the EXCO Resources Credit Agreement postponed the scheduled redetermination of the borrowing base from September 1, 2016 to November 1, 2016 at our request. We are currently working with the lenders to amend the EXCO Resources Credit Agreement and the redetermination of the borrowing base is still in progress. There is no assurance that we will be able to amend the EXCO Resources Credit Agreement and our lenders have discretion in the timing and amount during the redetermination process. In connection with the postponed redetermination, we may not request borrowings from the lenders under the EXCO Resources Credit Agreement that would result in their aggregate exposure to exceed $300.0 million, including letters of credit, until the effective date of the postponed redetermination. Therefore, the Company's available borrowing capacity was $75.4 million as of September 30, 2016.

The maturity date of the EXCO Resources Credit Agreement is July 31, 2018. The interest rate grid for the revolving commitment under the EXCO Resources Credit Agreement ranges from London Interbank Offered Rate ("LIBOR") plus 225 bps to 325 bps (or alternate base rate ("ABR") plus 125 bps to 225 bps), depending on our borrowing base usage. On September 30, 2016, our interest rate was approximately 3.5%.
As of September 30, 2016, we were in compliance with the financial covenants (defined in the EXCO Resources Credit Agreement), which required that we:

•
maintain a Consolidated Current Ratio of at least 1.0 to 1.0 as of the end of any fiscal quarter. The consolidated current assets utilized in this ratio include unused commitments under the EXCO Resources Credit Agreement. As of September 30, 2016, the unused commitments were based on the Company's borrowing base of $325.0 million;

•
maintain a ratio of consolidated EBITDAX to consolidated interest expense (“Interest Coverage Ratio”) of at least 1.25 to 1.0 as of the end of any fiscal quarter. The consolidated interest expense utilized in the Interest Coverage Ratio is calculated in accordance with GAAP; therefore, this excludes cash payments under the terms of the Exchange Term Loan (as defined below), whether designated as interest or as principal amount, that reduce the carrying amount and are not recognized as interest expense; and

•
not permit a Senior Secured Indebtedness Ratio to be greater than 2.5 to 1.0 as of the end of any fiscal quarter. Senior secured indebtedness utilized in the Senior Secured Indebtedness Ratio excludes the Second Lien Term Loans and any other secured indebtedness subordinated to the EXCO Resources Credit Agreement.

Our liquidity and ability to maintain compliance with debt covenants have been negatively impacted by the prolonged depressed oil and natural gas price environment, levels of indebtedness, and gathering, transportation and certain other commercial contracts. Based on our current estimates and expectations, we do not believe we will be able to comply with all of the covenants under the EXCO Resources Credit Agreement for the twelve-month period following the date of these unaudited Condensed Consolidated Financial Statements. See "Note 1. Organization and basis of presentation" for further discussion on this matter.
Second Lien Term Loans
On October 26, 2015, we closed a 12.5% senior secured second lien term loan with certain affiliates of Fairfax Financial Holdings Limited ("Fairfax") in the aggregate principal amount of $300.0 million ("Fairfax Term Loan"). We also closed a 12.5% senior secured second lien term loan with certain unsecured noteholders in the aggregate principal amount of $291.3 million on October 26, 2015 and $108.7 million on November 4, 2015 (“Exchange Term Loan"). The proceeds from the Exchange Term Loan were used to repurchase a portion of the outstanding 2018 Notes and 2022 Notes in exchange for the holders of such notes agreeing to act as lenders in connection with the Exchange Term Loan. The exchange was accounted for as a troubled debt restructuring pursuant to FASB ASC 470-60, Troubled Debt Restructuring by Debtors. The future undiscounted cash flows from the Exchange Term Loan through its maturity were less than the carrying amounts of the retired 2018 Notes and 2022 Notes. As a result, the carrying amount of the Exchange Term Loan is equal to the total undiscounted future cash payments, including interest and principal.  All cash payments under the terms of the Exchange Term Loan, whether designated as interest or as principal amount, will reduce the carrying amount and no interest expense will be recognized. As such, our reported interest expense will be less than the contractual payments throughout the term of the Exchange Term Loan.
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

•
engage in asset sales or substantially alter the business that the we conduct, unless the proceeds are utilized to prepay the Second Lien Term Loans, reduce priority lien indebtedness, or reinvest in the acquisition or development of oil and gas properties;

•	enter into transactions with affiliates;

•	consolidate, merge or dispose of assets;

•	incur liens; and

•	enter into sale/leaseback transactions.
In addition, the term loan agreement governing the Exchange Term Loan prohibits us from incurring, among other things and subject to certain exceptions:

•
debt under credit facilities, as defined in the term loan credit agreement governing the Exchange Term Loan, in excess of the greatest of (i) $375.0 million plus an amount equal to six and two-thirds percent of the aggregate principal amount of our outstanding indebtedness under the EXCO Resources Credit Agreement for over-advances to protect collateral, (ii) the borrowing base under the EXCO Resources Credit Agreement and (iii) 30% of modified adjusted consolidated net tangible assets (as defined in the agreement);

•	second lien debt in excess of $700.0 million; and

•	unsecured debt where on the date of such incurrence or after giving effect to such incurrence, our consolidated coverage ratio (as defined in the agreement) is or would be less than 2.25 to 1.0.
The term loan agreement governing the Fairfax Term Loan prohibits us from incurring, among other things and subject to certain exceptions:

•
debt under credit facilities, as defined in the term loan credit agreement governing the Fairfax Term Loan, in excess of $375.0 million plus an amount equal to six and two-thirds percent of the aggregate principal amount of our outstanding indebtedness under the EXCO Resources Credit Agreement for over-advances to protect collateral, provided that such indebtedness may not exceed $500.0 million, unless we obtain consent from the administrative agent;

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
In the fourth quarter of 2015, EXCO repurchased an aggregate $551.2 million of the 2018 Notes in exchange for certain holders of the 2018 Notes becoming lenders under the Exchange Term Loan. Additionally, as of September 30, 2016, we had repurchased a total of $67.2 million in principal amount of the 2018 Notes for an aggregate of $18.8 million in a series of open market repurchases. As a result of the repurchases, the aggregate principal amount of outstanding 2018 Notes was reduced to $131.6 million as of September 30, 2016. Interest accrues at 7.5% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year.
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
2022 Notes
The 2022 Notes were issued at 100.0% of the principal amount and bear interest at a rate of 8.5% per annum, payable in arrears on April 15 and October 15 of each year. In the fourth quarter of 2015, EXCO repurchased an aggregate $277.2 million in principal amount of the 2022 Notes in exchange for certain holders of the 2022 Notes becoming lenders under the Exchange Term Loan. On August 24, 2016, we completed the Tender Offer that resulted in the repurchases of an aggregate of $101.3 million in principal amount of the 2022 Notes for an aggregate purchase price of $40.0 million. As of September 30, 2016, through the Tender Offer and a series of open market repurchases, we had repurchased a total of $152.7 million in principal amount of the 2022 Notes for an aggregate of $46.5 million. As a result of the repurchases, the aggregate principal amount of outstanding 2022 Notes was reduced to $70.2 million as of September 30, 2016.

In conjunction with the Tender Offer, we solicited consents from the registered holders of the 2022 Notes to amend certain terms of the indenture governing the 2022 Notes. Following the consummation of the consent solicitation, we entered into a supplemental indenture governing the 2022 Notes to amend the definition of “Credit Facilities” to include debt securities as a permitted form of additional secured indebtedness, in addition to the term loans and other credit facilities currently permitted.
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

9.Commitments and contingencies
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

On July 25, 2016, we settled the litigation with our joint venture partner, and the litigation was thereafter dismissed after a final judgment order was entered in response to the parties’ joint motion to dismiss the case with prejudice. Among other things, the settlement provided a full release for any claims, rights, demands, damages and causes of action that either party has asserted or could have asserted for any breach of the Participation Agreement. As part of the settlement, the parties amended and restated the Participation Agreement to (i) eliminate our requirement to offer to purchase our joint venture partner's interests in certain wells each quarter, (ii) eliminate our requirement to convey a portion of our working interest to our joint venture partner upon commencing development of future locations, (iii) terminate the area of mutual interest, which required either party acquiring an interest in non-producing acreage included in certain areas to provide notice of the acquisition to the non-acquiring party and allowed the non-acquiring party to acquire a proportionate share in such acquired interest, (iv) provide that EXCO transfer to its joint venture partner a portion of its interests in certain producing wells and certain undeveloped locations in South Texas (“Transferred Interests”), effective May 1, 2016 and (v) modify or eliminate certain other provisions.

We recorded a loss in "Other operating items" in the Condensed Consolidated Statements of Operations, and a corresponding credit to the "Proved developed and undeveloped oil and natural gas properties" in our Condensed Consolidated Balance Sheet during the nine months ended September 30, 2016. The fair value of the Transferred Interests was $23.2 million as of July 25, 2016 based on a discounted cash flow model of the estimated reserves using NYMEX forward strip prices. See

"Note 10. Fair value measurements" for additional information. The net production from the Transferred Interests was approximately 350 Bbls of oil per day during June 2016.

Natural gas sales and firm transportation contract litigation

During the third quarter of 2016, we terminated our sales and transportation contracts with Enterprise Products Operating LLC (“Enterprise”) and Acadian Gas Pipeline System (“Acadian”), respectively. We transported natural gas produced from our operated wells in North Louisiana through Acadian, and Enterprise was a purchaser of certain volumes of our natural gas, until we terminated the contracts. Enterprise and Acadian are part of the corporate family of Enterprise Products Partners L.P. (“EPD”). Acadian is an indirect, wholly-owned subsidiary of EPD that owns and operates the Acadian natural gas pipeline system. The agreement with Acadian provided for the firm transportation of 150,000 Mmbtu/day and 175,000 Mmbtu/day of natural gas at reservation fees of $0.25 and $0.20, respectively. In addition, the sales contract with Enterprise contemplated that we could, subject to certain limitations and exclusions, sell 75,000 Mmbtu/day of natural gas at a $0.25 reduction from market index prices. The primary term for these contracts had been through October 31, 2025. The fees described represent our gross commitments and a portion of these costs is allocated to working interest and other owners. The Acadian firm transportation agreement is accounted for as gathering and transportation expenses and the Enterprise sales contract is accounted for as a reduction in the total sales price within revenues.

Under the parties’ sales and transportation agreements, Enterprise owed us for July 2016 natural gas sales, and we owed Acadian for July 2016 transportation fees. The amount owed to us by Enterprise exceeded the amount owed by us to Acadian. We notified Enterprise in writing of its failure to pay and gave Enterprise opportunity to cure. When Enterprise failed to cure, we gave written notice to Enterprise and Acadian that we were terminating the sales and transportation agreements. Enterprise and Acadian subsequently filed an action in Harris County, Texas, against us alleging that we could not terminate the parties’ agreements despite Enterprise's uncured payment default under the natural gas sales agreement, and further alleged that we were in breach of the firm transportation agreements. On October 17, 2016, we filed a counterclaim asserting that Enterprise was the breaching party because it improperly withheld payment for natural gas we delivered to it and the amounts owed by Enterprise exceeded the amounts owed by us to Acadian. We are also seeking a declaration that we properly terminated the contracts with Enterprise and Acadian. We cannot currently estimate or predict the outcome of the litigation but we plan to vigorously defend our right to terminate the contracts and to seek the amounts owed to us for delivered natural gas.

We are no longer selling natural gas under the Enterprise sales contract or transporting natural gas under the Acadian firm transportation contract effective as of the termination date. The Company is accounting for these contracts in accordance with FASB ASC 450 ("ASC 450"), Contingencies, which states a contingency that might result in a gain should not be reflected until it is realized or realizable. There is a rebuttable presumption that a claim subject to litigation does not meet the criteria to be realized or realizable; therefore, the termination of these contracts will not be reflected in our financial results until the litigation is resolved. Upon resolution of the litigation, we will adjust the previously recognized amounts to reflect the outcome of the litigation. As of September 30, 2016, we recorded a $6.4 million receivable related to the net amounts owed by Enterprise prior to the termination of the contracts and an accrual of $2.1 million for costs subsequent to the termination of the contract in accordance with the guidance related to contingencies in ASC 450.

10.Fair value measurements

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

Fair value of derivative financial instruments
The fair value of our derivative financial instruments may be different from the settlement value based on company-specific inputs, such as credit ratings, futures markets and forward curves, and readily available buyers or sellers. During the nine months ended September 30, 2016 and 2015 there were no changes in the fair value level classifications. The following table presents a summary of the estimated fair value of our derivative financial instruments as of September 30, 2016 and December 31, 2015.

	September 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$(4,135)	$—	$(4,135)
	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Oil and natural gas derivative financial instruments	$—	$45,592	$—	$45,592
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
The valuation of our commodity price derivatives, represented by oil and natural gas swaps, collars and swaption contracts, is discussed below.
Oil derivatives. Our oil derivatives are swap contracts for notional barrels of oil at fixed NYMEX oil index prices. The asset and liability values attributable to our oil derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for oil index prices, and (iii) the applicable credit-adjusted risk-free rate curve, as described above.
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

	September 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$60,438	$—	$—	$60,438
2022 Notes	27,366	—	—	27,366
Exchange Term Loan	—	263,500	—	263,500
Fairfax Term Loan	—	197,625	—	197,625
	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
2018 Notes	$43,170	$—	$—	$43,170
2022 Notes	48,376	—	—	48,376
Exchange Term Loan	—	278,000	—	278,000
Fairfax Term Loan	—	208,500	—	208,500
Other fair value measurements
During the nine months ended September 30, 2016, we impaired $4.9 million of our investment in a midstream company in the East Texas and North Louisiana regions that we account for under the cost method of accounting. The impairment was recorded to reduce the carrying value to the fair value and is considered to be Level 3 within the fair value hierarchy. The estimated fair value of our cost method investment was determined based on trading metrics of comparable transactions.
As discussed in "Note 9. Commitments and contingencies", we recorded a $23.2 million loss in "Other operating items" in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016 and a corresponding credit to our "Proved developed and undeveloped oil and natural gas properties" in our balance sheet related to the settlement of litigation with a joint venture partner in the Eagle Ford shale. The fair market value of the properties transferred pursuant to the settlement was determined using a discounted cash flow model of the estimated reserves. The estimated quantities of reserves utilized assumptions based on our internal geological, engineering and financial data. We utilized NYMEX forward strip prices to value the reserves, then applied various discount rates depending on the classification of reserves and other risk characteristics. The fair value measurements utilized included significant unobservable inputs that are considered to be Level 3 within the fair value hierarchy. These unobservable inputs include management's estimates of reserve quantities, commodity prices, operating costs, development costs, discount factors and other risk factors applied to the future cash flows.

11.Income taxes

We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. We have accumulated financial deferred tax assets primarily due to losses arising from impairments to the carrying value of our oil and natural gas properties that are subject to valuation allowances. Our valuation allowances increased $69.4 million for the nine months ended September 30, 2016. As a result of cumulative financial operating losses, we have recognized net valuation allowances of approximately $1.4 billion that have fully offset our net deferred tax assets as of September 30, 2016. The valuation allowances will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized. The valuation allowances do not impact future utilization of the underlying tax attributes.

12.Related party transactions

OPCO

OPCO serves as the operator of our wells in the Appalachia JV and we advance funds to OPCO on an as needed basis. We did not advance any funds to OPCO during three and nine months ended September 30, 2016 or 2015. OPCO may distribute any excess cash equally between us and BG Group when its operating cash flows are sufficient to meet its capital requirements. There are service agreements between us and OPCO whereby we provide administrative and technical services for which we are reimbursed. For the three and nine months ended September 30, 2016 and 2015, these transactions included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Amounts received from OPCO	$3,824	$7,281	$12,586	$23,847

As of September 30, 2016 and December 31, 2015, the amounts owed were as follows:

(in thousands)	September 30, 2016	December 31, 2015
Amounts due to EXCO (1)	$932	$1,733
Amounts due from EXCO (1)	12,903	10,410

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

As consideration for the services provided under the agreement, EXCO pays ESAS a monthly fee of $300,000 and an annual incentive payment of up to $2.4 million per year that is based on EXCO’s common share price achieving certain performance hurdles as compared to a peer group. The monthly fees were held in escrow until one year following the closing of the agreement and reported as "Restricted cash" on our Condensed Consolidated Balance Sheets. In September 2016, we made a cash payment to ESAS of $7.2 million, which consisted of (i) the monthly fees previously held in escrow and (ii) a $2.4 million annual incentive payment as a result of EXCO achieving a performance rank above the 75th percentile of the peer group. Our accrual totaled $0.9 million and $4.5 million at September 30, 2016 and December 31, 2015, respectively, for the services performed under the services and investment agreement, and is recorded in "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheets. The amount at September 30, 2016 includes an accrual for the annual incentive payment of $0.6 million as a result of EXCO's performance rank.

As an additional performance incentive under the services and investment agreement, EXCO issued warrants to ESAS in four tranches to purchase an aggregate of 80,000,000 common shares. These warrants may become exercisable in the future if our common shares achieve certain performance metrics compared to a peer group as of March 31, 2019. The measurement of the warrants is accounted for in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the warrants to be re-measured each interim reporting period until the completion of the services on March 31, 2019 and an adjustment is recorded in the statement of operations within equity-based compensation expense. For the three and nine months ended September 30, 2016, we recognized equity-based compensation related to the warrants of $0.9 million and $11.8 million, respectively, and $0.2 million for the three and nine months ended September 30, 2015.

In the first quarter of 2016, ESAS entered into an agreement with an unaffiliated lender under the Exchange Term Loan, pursuant to which the lender will make periodic payments to ESAS or receive periodic payments from ESAS based on changes in the market value of the Exchange Term Loan, and the lender will make periodic payments to ESAS based on the interest rate of the Exchange Term Loan. As of September 30, 2016, the agreement effectively provided ESAS with the economic consequences of ownership of approximately $47.9 million in principal amount of the Exchange Term Loan without direct ownership of, or consent rights with respect to, the Exchange Term Loan.

As described above, ESAS is a wholly owned subsidiary of Bluescape, and C. John Wilder, a member of our Board of Directors, is Bluescape’s Executive Chairman. As Bluescape’s Executive Chairman, Mr. Wilder has the power to direct the affairs of Bluescape and, indirectly, ESAS, and may be deemed to share ESAS’s interest in the Exchange Term Loan and our common shares.

See our 2015 Form 10-K for additional disclosures related to the services and investment agreement and the related warrants.

Fairfax

Hamblin Watsa Investment Counsel Ltd. (“Hamblin Watsa”), a wholly owned subsidiary of Fairfax, is the administrative agent of the Fairfax Term Loan and certain affiliates of Fairfax are lenders under the Fairfax Term Loan and a portion of the Exchange Term Loan. As of September 30, 2016, affiliates of Fairfax were the record holders of approximately $112.1 million in principal amount of the Exchange Term Loan. Samuel A. Mitchell, a member of our Board of Directors, is a Managing Director of Hamblin Watsa and a member of Hamblin Watsa’s investment committee, which consists of seven members that manage the investment portfolio of Fairfax. Based on filings with the SEC, Fairfax is the beneficial owner of approximately 9.0% of our outstanding common shares. See “Note 8. Debt” for additional information.

13.Condensed consolidating financial statements

As of September 30, 2016, the majority of EXCO’s subsidiaries were guarantors under the EXCO Resources Credit Agreement and the indentures governing the 2018 Notes and 2022 Notes and the agreements governing the Second Lien Term Loans. All of our unrestricted subsidiaries under the Second Lien Term Loans and the indentures governing the 2018 Notes and 2022 Notes are considered non-guarantor subsidiaries.
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

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
September 30, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,754	$(6,220)	$—	$—	$3,534
Restricted cash	—	18,434	—	—	18,434
Other current assets	13,233	75,608	—	—	88,841
Total current assets	22,987	87,822	—	—	110,809
Equity investments	—	—	31,973	—	31,973
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	93,511	—	—	93,511
Proved developed and undeveloped oil and natural gas properties	331,326	2,615,315	—	—	2,946,641
Accumulated depletion	(330,776)	(2,359,835)	—	—	(2,690,611)
Oil and natural gas properties, net	550	348,991	—	—	349,541
Other property and equipment, net	608	23,450	—	—	24,058
Investments in and advances to affiliates, net	452,896	—	—	(452,896)	—
Deferred financing costs, net	5,000	—	—	—	5,000
Derivative financial instruments	1,455	—	—	—	1,455
Goodwill	13,293	149,862	—	—	163,155
Total assets	$496,789	$610,125	$31,973	$(452,896)	$685,991
Liabilities and shareholders' equity
Current liabilities	$74,818	$167,105	$—	$—	$241,923
Long-term debt	1,256,068	—	—	—	1,256,068
Other long-term liabilities	3,493	22,097	—	—	25,590
Payable to parent	—	2,360,227	—	(2,360,227)	—
Total shareholders' equity	(837,590)	(1,939,304)	31,973	1,907,331	(837,590)
Total liabilities and shareholders' equity	$496,789	$610,125	$31,973	$(452,896)	$685,991

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$34,296	$(22,049)	$—	$—	$12,247
Restricted cash	2,100	19,120	—	—	21,220
Other current assets	51,133	65,201	—	—	116,334
Total current assets	87,529	62,272	—	—	149,801
Equity investments	—	—	40,797	—	40,797
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	115,377	—	—	115,377
Proved developed and undeveloped oil and natural gas properties	330,775	2,739,655	—	—	3,070,430
Accumulated depletion	(330,775)	(2,296,988)	—	—	(2,627,763)
Oil and natural gas properties, net	—	558,044	—	—	558,044
Other property and equipment, net	749	27,063	—	—	27,812
Investments in and advances to affiliates, net	616,940	—	—	(616,940)	—
Deferred financing costs, net	8,408	—	—	—	8,408
Derivative financial instruments	6,109	—	—	—	6,109
Goodwill	13,293	149,862	—	—	163,155
Total assets	$733,028	$797,241	$40,797	$(616,940)	$954,126
Liabilities and shareholders' equity
Current liabilities	$74,472	$178,447	$—	$—	$252,919
Long-term debt	1,320,279	—	—	—	1,320,279
Other long-term liabilities	600	42,651	—	—	43,251
Payable to parent	—	2,276,594	—	(2,276,594)	—
Total shareholders' equity	(662,323)	(1,700,451)	40,797	1,659,654	(662,323)
Total liabilities and shareholders' equity	$733,028	$797,241	$40,797	$(616,940)	$954,126

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended September 30, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$70,862	$—	$—	$70,862
Purchased natural gas and marketing	—	6,324	—	—	6,324
Total revenues	—	77,186	—	—	77,186
Costs and expenses:
Oil and natural gas production	—	12,608	—	—	12,608
Gathering and transportation	—	27,979	—	—	27,979
Purchased natural gas	—	6,586	—	—	6,586
Depletion, depreciation and amortization	89	15,821	—	—	15,910
Impairment of oil and natural gas properties	—	—	—	—	—
Accretion of discount on asset retirement obligations	—	325	—	—	325
General and administrative	(4,395)	15,141	—	—	10,746
Other operating items	—	(1,110)	—	—	(1,110)
Total costs and expenses	(4,306)	77,350	—	—	73,044
Operating income (loss)	4,306	(164)	—	—	4,142
Other income (expense):
Interest expense, net	(16,997)	—	—		(16,997)
Gain on derivative financial instruments	8,209	—	—		8,209
Gain on extinguishment of debt	57,421	—	—		57,421
Other income	4	8	—		12
Equity loss	—	—	(823)		(823)
Net loss from consolidated subsidiaries	(979)	—	—	979	—
Total other income (expense)	47,658	8	(823)	979	47,822
Income (loss) before income taxes	51,964	(156)	(823)	979	51,964
Income tax expense	1,028	—	—	—	1,028
Net income (loss)	$50,936	$(156)	$(823)	$979	$50,936

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended September 30, 2015

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$83,744	$—	$—	$83,744
Purchased natural gas and marketing	—	6,773	—	—	6,773
Total revenues	—	90,517	—	—	90,517
Costs and expenses:
Oil and natural gas production	7	18,606	—	—	18,613
Gathering and transportation	—	23,743	—	—	23,743
Purchased natural gas	—	6,991	—	—	6,991
Depletion, depreciation and amortization	229	51,784	—	—	52,013
Impairment of oil and natural gas properties	1,372	338,021	—	—	339,393
Accretion of discount on asset retirement obligations	—	574	—	—	574
General and administrative	(2,345)	15,738	—	—	13,393
Other operating items	(3)	(225)	—	—	(228)
Total costs and expenses	(740)	455,232	—	—	454,492
Operating income (loss)	740	(364,715)	—	—	(363,975)
Other income (expense):
Interest expense, net	(27,761)	—	—	—	(27,761)
Gain on derivative financial instruments	37,348	—	—	—	37,348
Other income	14	7	—	—	21
Equity loss	—	—	(152)	—	(152)
Net loss from consolidated subsidiaries	(364,860)	—	—	364,860	—
Total other income (expense)	(355,259)	7	(152)	364,860	9,456
Loss before income taxes	(354,519)	(364,708)	(152)	364,860	(354,519)
Income tax expense	—	—	—	—	—
Net loss	$(354,519)	$(364,708)	$(152)	$364,860	$(354,519)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the nine months ended September 30, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$176,732	$—	$—	$176,732
Purchased natural gas and marketing	—	15,335	—	—	15,335
Total revenues	—	192,067	—	—	192,067
Costs and expenses:
Oil and natural gas production	4	39,139	—	—	39,143
Gathering and transportation	—	79,828	—	—	79,828
Purchased natural gas	—	17,273	—	—	17,273
Depletion, depreciation and amortization	298	63,697	—	—	63,995
Impairment of oil and natural gas properties	838	159,975	—	—	160,813
Accretion of discount on asset retirement obligations	—	2,006	—	—	2,006
General and administrative	(6,062)	44,688	—	—	38,626
Other operating items	(406)	24,342	—	—	23,936
Total costs and expenses	(5,328)	430,948	—	—	425,620
Operating income (loss)	5,328	(238,881)	—	—	(233,553)
Other income (expense):
Interest expense, net	(54,186)	—	—	—	(54,186)
Loss on derivative financial instruments	(11,632)	—	—	—	(11,632)
Gain on extinguishment of debt	119,374	—	—	—	119,374
Other income	9	28	—	—	37
Equity loss	—	—	(8,824)	—	(8,824)
Net loss from consolidated subsidiaries	(247,677)	—	—	247,677	—
Total other income (expense)	(194,112)	28	(8,824)	247,677	44,769
Loss before income taxes	(188,784)	(238,853)	(8,824)	247,677	(188,784)
Income tax expense	1,775	—	—	—	1,775
Net loss	$(190,559)	$(238,853)	$(8,824)	$247,677	$(190,559)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the nine months ended September 30, 2015

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$4	$264,143	$—	$—	$264,147
Purchased natural gas and marketing	—	21,012	—	—	21,012
Total revenues	4	285,155	—	—	285,159
Costs and expenses:
Oil and natural gas production	30	58,123	—	—	58,153
Gathering and transportation	—	74,243	—	—	74,243
Purchased natural gas	—	21,571	—	—	21,571
Depletion, depreciation and amortization	753	175,407	—	—	176,160
Impairment of oil and natural gas properties	8,263	1,001,784	—	—	1,010,047
Accretion of discount on asset retirement obligations	4	1,694	—	—	1,698
General and administrative	(6,569)	47,796	—	—	41,227
Other operating items	2,065	(947)	—	—	1,118
Total costs and expenses	4,546	1,379,671	—	—	1,384,217
Operating loss	(4,542)	(1,094,516)	—	—	(1,099,058)
Other income (expense):
Interest expense, net	(80,822)	—	—	—	(80,822)
Gain on derivative financial instruments	54,427	—	—	—	54,427
Other income	87	32	—	—	119
Equity loss	—	—	(1,452)	—	(1,452)
Net loss from consolidated subsidiaries	(1,095,936)	—	—	1,095,936	—
Total other income (expense)	(1,122,244)	32	(1,452)	1,095,936	(27,728)
Loss before income taxes	(1,126,786)	(1,094,484)	(1,452)	1,095,936	(1,126,786)
Income tax expense	—	—	—	—	—
Net loss	$(1,126,786)	$(1,094,484)	$(1,452)	$1,095,936	$(1,126,786)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the nine months ended September 30, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$9,152	$(12,892)	$—	$—	$(3,740)
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(1,250)	(69,205)	—	—	(70,455)
Proceeds from disposition of property and equipment	10	11,232	—	—	11,242
Restricted cash	—	686	—	—	686
Net changes in advances to joint ventures	—	2,377	—	—	2,377
Equity investments and other	—	—	—	—	—
Advances/investments with affiliates	(83,631)	83,631	—	—	—
Net cash provided by (used in) investing activities	(84,871)	28,721	—	—	(56,150)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	390,897	—	—	—	390,897
Repayments under EXCO Resources Credit Agreement	(243,797)	—	—	—	(243,797)
Payments on Exchange Term Loan	(38,056)	—	—	—	(38,056)
Repurchases of senior unsecured notes	(53,298)	—	—	—	(53,298)
Deferred financing costs and other	(4,569)	—	—	—	(4,569)
Net cash provided by financing activities	51,177	—	—	—	51,177
Net increase (decrease) in cash	(24,542)	15,829	—	—	(8,713)
Cash at beginning of period	34,296	(22,049)	—	—	12,247
Cash at end of period	$9,754	$(6,220)	$—	$—	$3,534

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the nine months ended September 30, 2015

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$27,860	$98,996	$—	$—	$126,856
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(1,784)	(275,532)	—	—	(277,316)
Proceeds from disposition of property and equipment	686	6,711	—	—	7,397
Restricted cash	—	4,016	—	—	4,016
Net changes in advances to joint ventures	—	8,594	—	—	8,594
Equity investments and other	—	1,455	—	—	1,455
Advances/investments with affiliates	(181,813)	181,813	—	—	—
Net cash used in investing activities	(182,911)	(72,943)	—	—	(255,854)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	97,500	—	—	—	97,500
Proceeds from issuance of common shares, net	9,829	—	—	—	9,829
Deferred financing costs and other	(4,125)	—	—	—	(4,125)
Net cash provided by financing activities	103,204	—	—	—	103,204
Net increase (decrease) in cash	(51,847)	26,053	—	—	(25,794)
Cash at beginning of period	86,837	(40,532)	—	—	46,305
Cash at end of period	$34,990	$(14,479)	$—	$—	$20,511

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

•	receipt and collectability of amounts owed to us by purchasers of our production and counterparties to our derivative financial instruments;

•	decisions whether or not to enter into derivative financial instruments;

•	potential acts of terrorism;

•	our ability to manage joint ventures with third parties, including the resolution of any material disagreements and our partners’ ability to satisfy obligations under these arrangements;

•	actions of third party co-owners of interests in properties in which we also own an interest;

•	fluctuations in interest rates;

•	our ability to effectively integrate companies and properties that we acquire;

•	our ability to execute our business strategies and other corporate actions, including restructuring our balance sheet and gathering and transportation contracts; and

•	our ability to continue as a going concern.
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

Overview and history

We are an independent oil and natural gas company engaged in the exploration, exploitation, acquisition, development and production of onshore U.S. oil and natural gas properties with a focus on shale resource plays. Our principal operations are conducted in certain key U.S. oil and natural gas areas including Texas, Louisiana and the Appalachia region. Our primary strategy focuses on the exploitation and development of our shale resource plays and the pursuit of leasing and acquisition opportunities. We plan to carry out this strategy by executing on a strategic plan that incorporates the following three core objectives: (i) restructuring the balance sheet to enhance our capital structure and extend structural liquidity; (ii) transforming EXCO into the lowest cost producer; and (iii) optimizing and repositioning our portfolio. We believe this strategy will allow us to create long-term value for our shareholders.
Like all oil and natural gas exploration and production companies, we face the challenge of natural production declines. We attempt to offset the impact of this natural decline by implementing drilling and exploitation projects to identify and develop additional reserves and by adding reserves through leasing and undeveloped acreage acquisition opportunities. Our liquidity and ability to maintain compliance with debt covenants have been negatively impacted by the prolonged depressed oil and natural gas price environment, levels of indebtedness, and gathering, transportation and certain other commercial contracts. If we are not able to execute transactions to improve our financial condition, we do not believe we will be able to comply with all of the covenants under our credit agreement ("EXCO Resources Credit Agreement") or have sufficient liquidity to conduct our business operations based on existing conditions and estimates during the next twelve months. See "Note 1. Organization and basis of presentation" in the Notes to our Condensed Consolidated Financial Statements and "Our liquidity, capital resources and capital commitments" section for further discussion regarding factors that raise substantial doubt about our ability to continue as a going concern.
Recent developments

Natural gas sales and firm transportation contract litigation
During the third quarter of 2016, Raider Marketing, LP ("Raider"), a wholly owned subsidiary of EXCO, terminated its sales and transportation contracts with Enterprise Products Operating LLC (“Enterprise”) and Acadian Gas Pipeline System (“Acadian”), respectively. We transported natural gas produced from our operated wells in North Louisiana through Acadian, and Enterprise was a purchaser of certain volumes of our natural gas, until we terminated the contracts. The termination of these contracts is currently subject to litigation. See "Note 9. Commitments and contingencies" in the Notes to our Condensed Consolidated Financial Statements and "Item 1. Legal Proceedings" for additional information.

Tender Offer and note repurchases
On August 24, 2016, we completed a cash tender offer for our outstanding senior unsecured notes ("Tender Offer") which resulted in the repurchase of an aggregate of $101.3 million in principal amount of our 8.5% senior unsecured notes due April

15, 2022 ("2022 Notes") for an aggregate purchase price of $40.0 million. See "Note 8. Debt" in the Notes to our Condensed Consolidated Financial Statements for a more detailed discussion of the Tender Offer. During the nine months ended September 30, 2016, through the Tender Offer and a series of open market purchases, we repurchased an aggregate of $26.4 million and $152.7 million in principal amount of our 7.5% senior unsecured notes due September 15, 2018 ("2018 Notes") and 2022 Notes, respectively, with an aggregate of $53.3 million in cash. These repurchases resulted in net gains on extinguishment of debt of $57.4 million and $119.4 million for the three and nine months ended September 30, 2016, respectively. In conjunction with the Tender Offer, we solicited consents from the holders of the 2022 Notes to amend certain terms of the indenture governing the 2022 Notes. Following the consummation of the consent solicitation, we entered into a supplemental indenture governing the 2022 Notes to amend the definition of "Credit Facilities" to include debt securities as a permitted form of additional secured indebtedness, in addition to the term loans and other credit facilities currently permitted. We paid $0.7 million to the holders of the 2022 Notes in connection with the consent solicitation.
Settlement of Participation Agreement litigation
In July 2013, we entered into a participation agreement with a joint venture partner for the development of certain assets in the Eagle Ford shale ("Participation Agreement"). As described in "Item 3. Legal Proceedings" in our 2015 Form 10-K, we were in a dispute subject to litigation over the offer and the acceptance process with our joint venture partner. On July 25, 2016, we settled the litigation with our joint venture partner, and the litigation was thereafter dismissed after a final judgment order was entered in response to the parties’ joint motion to dismiss the case with prejudice. Among other things, the settlement provided a full release for any claims, rights, demands, damages and causes of action that either party has asserted or could have asserted for any breach of the Participation Agreement. As part of the settlement, the parties amended and restated the Participation Agreement to (i) eliminate our requirement to offer to purchase our joint venture partner's interests in certain wells each quarter, (ii) eliminate our requirement to convey a portion of our working interest to our joint venture partner upon commencing development of future locations, (iii) terminate the area of mutual interest, which required either party acquiring an interest in non-producing acreage included in certain areas to provide notice of the acquisition to the non-acquiring party and allowed the non-acquiring party to acquire a proportionate share in such acquired interest, (iv) provide that EXCO transfer to its joint venture partner a portion of its interests in certain producing wells and certain undeveloped locations in South Texas, effective May 1, 2016 and (v) modify or eliminate certain other provisions. See "Note 9. Commitments and contingencies" in the Notes to our Condensed Consolidated Financial Statements for additional information.
Divestitures
We executed a series of non-core asset divestitures as part of our objective to optimize and reposition our portfolio. On October 3, 2016, we closed the sale of our interests in shallow conventional assets located in West Virginia for approximately $4.5 million, subject to customary post-closing purchase price adjustments. For the nine months ended September 30, 2016, the divested assets produced approximately 4 Mmcfe per day and the revenues less direct operating expenses, excluding general and administrative costs, generated net income of $0.7 million. The asset retirement obligations related to the divested wells were $9.7 million on September 30, 2016.
On July 1, 2016, we closed the sale of our interests in shallow conventional assets located in Pennsylvania and received an overriding royalty interest in each well and approximately $0.1 million, subject to customary post-closing purchase price adjustments. For the six months ended June 30, 2016, the divested assets produced approximately 6 Mmcfe per day and the revenues less direct operating expenses, excluding general and administrative costs, generated a net loss of less than $0.1 million. The asset retirement obligations related to the divested wells were $22.6 million on July 1, 2016.

On May 6, 2016, we closed a sale of certain non-core undeveloped acreage in South Texas and our interests in four producing wells for $11.5 million, subject to customary post-closing purchase price adjustments.
See "Note 3. Divestitures" in the Notes to our Condensed Consolidated Financial Statements for additional information.
EXCO Resources Credit Agreement

On March 29, 2016, the lenders under the EXCO Resources Credit Agreement completed their regular semi-annual borrowing base redetermination, which resulted in a reduction in our borrowing base from $375.0 million to $325.0 million, primarily due to depressed oil and natural gas prices. There were no other changes or amendments to the EXCO Resources Credit Agreement as a result of the redetermination. On September 1, 2016, the lenders under the EXCO Resources Credit Agreement postponed the scheduled redetermination of the borrowing base from September 1, 2016 to November 1, 2016 at our request. We are currently working with the lenders to amend the EXCO Resources Credit Agreement and the redetermination of the borrowing base is still in progress. There is no assurance that we will be able to amend the EXCO Resources Credit Agreement and our lenders have discretion in the timing and amount during the borrowing base redetermination process. In connection with the postponed redetermination, we may not request borrowings from the lenders under the EXCO Resources Credit Agreement that would result in their aggregate exposure to exceed $300.0 million, including letters of credit, until the effective date of the postponed redetermination.

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

Our results of operations

A summary of key financial data for the three and nine months ended September 30, 2016 and 2015 related to our results of operations is presented below:

	Three Months Ended September 30,		Quarter to quarter change	Nine Months Ended September 30,		Period to period change
(dollars in thousands, except per unit prices)	2016	2015		2016	2015
Production:
Oil (Mbbls)	391	635	(244)	1,388	1,733	(345)
Natural gas (Mmcf)	24,107	27,493	(3,386)	71,926	84,257	(12,331)
Total production (Mmcfe) (1)	26,453	31,303	(4,850)	80,254	94,655	(14,401)
Average daily production (Mmcfe)	288	340	(52)	293	347	(54)
Revenues before derivative financial instrument activities:
Oil	$16,215	$27,444	$(11,229)	$49,688	$79,872	$(30,184)
Natural gas	54,647	56,300	(1,653)	127,044	184,275	(57,231)
Total oil and natural gas revenues	70,862	83,744	(12,882)	176,732	264,147	(87,415)
Purchased natural gas and marketing	6,324	6,773	(449)	15,335	21,012	(5,677)
Total revenues	$77,186	$90,517	$(13,331)	$192,067	$285,159	$(93,092)
Oil and natural gas derivative financial instruments:
Gain (loss) on derivative financial instruments	$8,209	$37,348	$(29,139)	$(11,632)	$54,427	$(66,059)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$41.47	$43.22	$(1.75)	$35.80	$46.09	$(10.29)
Natural gas (per Mcf)	2.27	2.05	0.22	1.77	2.19	(0.42)
Natural gas equivalent (per Mcfe)	2.68	2.68	—	2.20	2.79	(0.59)
Costs and expenses:
Oil and natural gas operating costs	$8,797	$12,669	$(3,872)	$25,835	$41,745	$(15,910)
Production and ad valorem taxes	3,811	5,944	(2,133)	13,308	16,408	(3,100)
Gathering and transportation	27,979	23,743	4,236	79,828	74,243	5,585
Purchased natural gas	6,586	6,991	(405)	17,273	21,571	(4,298)
Depletion	15,528	51,494	(35,966)	62,848	174,509	(111,661)
Depreciation and amortization	382	519	(137)	1,147	1,651	(504)
General and administrative (2)	10,746	13,393	(2,647)	38,626	41,227	(2,601)
Interest expense, net	16,997	27,761	(10,764)	54,186	80,822	(26,636)
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$0.33	$0.40	$(0.07)	$0.32	$0.44	$(0.12)
Production and ad valorem taxes	0.14	0.19	(0.05)	0.17	0.17	—
Gathering and transportation	1.06	0.76	0.30	0.99	0.78	0.21
Depletion	0.59	1.65	(1.06)	0.78	1.84	(1.06)
Depreciation and amortization	0.01	0.02	(0.01)	0.01	0.02	(0.01)
Net income (loss) (3)	$50,936	$(354,519)	$405,455	$(190,559)	$(1,126,786)	$936,227

(1)	Mmcfe is calculated by converting one barrel of oil into six Mcf of natural gas.

(2)
Equity-based compensation expense included in general and administrative expense was $1.4 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively, and $14.6 million and $4.0 million for the nine months ended September 30, 2016 and 2015, respectively.

(3)
Net loss for the three months ended September 30, 2015 included $339.4 million of impairments of oil and natural gas properties. Net losses for the nine months ended September 30, 2016 and 2015 included $160.8 million and $1.0 billion of impairments of oil and natural gas properties, respectively. See "Note 5. Oil and natural gas properties" in the Notes to our Condensed Consolidated Financial Statements for further discussion. Net income and net loss for the three and nine months ended September 30, 2016 included a net gain on extinguishment of debt of $57.4 million and $119.4 million, respectively.

The following is a discussion of our financial condition and results of operations for the three and nine months ended September 30, 2016 and 2015. The comparability of our results of operations for the three and nine months ended September 30, 2016 and 2015 was affected by:

•	fluctuations in oil and natural gas prices, which impact our oil and natural gas reserves, revenues, cash flows and net income or loss;

•	impairments of our oil and natural gas properties during 2016 and 2015;

•	asset impairments and other non-recurring costs, including the settlement of the litigation with our Eagle Ford shale joint venture partner during 2016;

•	mark-to-market gains and losses from our derivative financial instruments;

•	changes in proved reserves and production volumes and their impact on depletion;

•	the impact of declining natural gas production volumes from our reduced drilling activities;

•
significant changes in our capital structure as a result of transactions in 2016 and 2015, including the issuance of the Second Lien Term Loans and repurchases and exchanges of our 2018 Notes and 2022 Notes;

•
changes in general and administrative expenses as a result of the services and investment agreement with Energy Strategic Advisory Services LLC ("ESAS") and legal and advisory fees incurred in connection with the restructuring of our balance sheet and gathering and firm transportation contracts; and

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

Oil and natural gas production, revenues and prices
The following table presents our production, revenue and average sales prices for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015			Quarter to quarter change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
North Louisiana	14,633	$34,856	$2.38	18,161	$39,349	$2.17	(3,528)	$(4,493)	$0.21
East Texas	6,312	16,424	2.60	4,763	12,516	2.63	1,549	3,908	(0.03)
South Texas	2,517	14,953	5.94	4,064	25,450	6.26	(1,547)	(10,497)	(0.32)
Appalachia and other	2,991	4,629	1.55	4,315	6,429	1.49	(1,324)	(1,800)	0.06
Total	26,453	$70,862	$2.68	31,303	$83,744	$2.68	(4,850)	$(12,882)	$—

	Nine Months Ended September 30,
	2016			2015			Period to period change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
North Louisiana	41,639	$76,044	$1.83	57,851	$133,751	$2.31	(16,212)	$(57,707)	$(0.48)
East Texas	18,933	39,607	2.09	12,465	33,603	2.70	6,468	6,004	(0.61)
South Texas	9,003	45,542	5.06	11,183	75,082	6.71	(2,180)	(29,540)	(1.65)
Appalachia and other	10,679	15,539	1.46	13,156	21,711	1.65	(2,477)	(6,172)	(0.19)
Total	80,254	$176,732	$2.20	94,655	$264,147	$2.79	(14,401)	$(87,415)	$(0.59)
Production for the three and nine months ended September 30, 2016 decreased by 4.9 Bcfe, or 15%, and 14.4 Bcfe, or 15%, respectively, as compared with the same periods in 2015. Significant components of the changes in production were a result of:

•
decreased production of 3.5 Bcfe and 16.2 Bcfe for the three and nine months ended September 30, 2016, respectively, in the North Louisiana region, primarily due to production declines partially offset by additional volumes from the wells turned-to-sales in the second and third quarters of 2016.

•
increased production of 1.5 Bcfe and 6.5 Bcfe for the three and nine months ended September 30, 2016, respectively, in the East Texas region, primarily due to additional volumes from wells turned-to-sales.

•
decreased production in the South Texas region of 1.5 Bcfe and 2.2 Bcfe for the three and nine months ended September 30, 2016, respectively, primarily due to production declines and the transfer of a portion of our interests in certain producing wells to a joint venture partner. The transfer of our interests was the result of the litigation settlement with a joint venture partner that is described in more detail in "Note 9. Commitments and contingencies" in the Notes to our Condensed Consolidated Financial Statements.

•
decreased production of 1.3 Bcfe and 2.5 Bcfe for the three and nine months ended September 30, 2016, respectively, in the Appalachia region primarily due to the sale of our interests in shallow conventional assets located in Pennsylvania in July 2016 and production declines. In addition, we shut-in approximately 0.8 Bcfe of production due to low regional natural gas prices during the nine months ended September 30, 2016. The regional natural gas price differential significantly widened late in the third quarter of 2016 and into the fourth quarter of 2016. As a result, we have shut-in production for certain Marcellus shale wells in the region until natural gas prices improve. As discussed in "Note 3. Divestitures" in the Notes to our Condensed Consolidated Financial Statements, on October 3, 2016, we closed a sale of our interests in shallow conventional assets located in West Virginia. As such, our production in the Appalachia region for the remainder of 2016 is expected to further decline.

Oil and natural gas revenues for the three months ended September 30, 2016 decreased by $12.9 million, or 15%, as compared with the same period in 2015. The decrease in revenues was primarily the result of a decrease oil and natural gas production partially offset by an increase in natural gas prices. The reduction in our development activities and suspension of drilling in certain regions will cause our production to continue to decline unless we increase our development program. Our average natural gas sales price increased 11% to $2.27 per Mcf for the three months ended September 30, 2016 from $2.05 per Mcf for the three months ended September 30, 2015, primarily due to improved differentials from a renegotiated sales contract and taking our gas in-kind from certain third-party operated wells. Our average sales price of oil per Bbl decreased 4% to $41.47 per Bbl for the three months ended September 30, 2016 from $43.22 per Bbl for the three months ended September 30, 2015, primarily due to lower market prices.
Oil and natural gas revenues for the nine months ended September 30, 2016 decreased by $87.4 million, or 33%, as compared with the same period in 2015. The decrease in revenues was primarily the result of a decrease in oil and natural gas prices as well as decreased oil and natural gas production. Our average natural gas sales price decreased 19% to $1.77 per Mcf for the nine months ended September 30, 2016 from $2.19 per Mcf for the nine months ended September 30, 2015, primarily due to lower market prices. Our average sales price of oil per Bbl decreased 22% to $35.80 per Bbl for the nine months ended September 30, 2016 from $46.09 per Bbl for the nine months ended September 30, 2015, primarily due to lower market prices.

Purchased natural gas and marketing revenues
Purchased natural gas and marketing revenues include revenues we receive as a result of selling natural gas purchased from third parties and marketing fees we receive from third parties. Purchased natural gas and marketing revenues for the three months ended September 30, 2016 decreased by $0.4 million, or 7%, as compared with the same period in 2015. The decrease was primarily due to lower volumes sold partially offset by marketing fees charged to third parties beginning in September 2016. Purchased natural gas and marketing revenues for the nine months ended September 30, 2016 decreased by $5.7 million, or 27%, as compared with the same period in 2015, primarily due to lower volumes sold and lower sales prices.

Oil and natural gas operating costs
The following tables present our operating costs for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015			Quarter to quarter change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$2,841	$341	$3,182	$3,386	$252	$3,638	$(545)	$89	$(456)
East Texas	1,482	23	1,505	967	238	1,205	515	(215)	300
South Texas	2,937	—	2,937	3,814	944	4,758	(877)	(944)	(1,821)
Appalachia and other	1,131	42	1,173	2,753	315	3,068	(1,622)	(273)	(1,895)
Total	$8,391	$406	$8,797	$10,920	$1,749	$12,669	$(2,529)	$(1,343)	$(3,872)

	Three Months Ended September 30,
	2016			2015			Quarter to quarter change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$0.19	$0.02	$0.21	$0.19	$0.01	$0.20	$—	$0.01	$0.01
East Texas	0.23	—	0.23	0.20	0.05	0.25	0.03	(0.05)	(0.02)
South Texas	1.17	—	1.17	0.94	0.23	1.17	0.23	(0.23)	—
Appalachia and other	0.38	0.01	0.39	0.64	0.07	0.71	(0.26)	(0.06)	(0.32)
Total	$0.32	$0.01	$0.33	$0.35	$0.05	$0.40	$(0.03)	$(0.04)	$(0.07)

	Nine Months Ended September 30,
	2016			2015			Period to period change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$8,421	$493	$8,914	$9,814	$2,637	$12,451	$(1,393)	$(2,144)	$(3,537)
East Texas	3,746	229	3,975	2,983	1,027	4,010	763	(798)	(35)
South Texas	8,506	246	8,752	14,647	1,756	16,403	(6,141)	(1,510)	(7,651)
Appalachia and other	4,152	42	4,194	8,441	440	8,881	(4,289)	(398)	(4,687)
Total	$24,825	$1,010	$25,835	$35,885	$5,860	$41,745	$(11,060)	$(4,850)	$(15,910)

	Nine Months Ended September 30,
	2016			2015			Period to period change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$0.20	$0.01	$0.21	$0.17	$0.05	$0.22	$0.03	$(0.04)	$(0.01)
East Texas	0.20	0.01	0.21	0.24	0.08	0.32	(0.04)	(0.07)	(0.11)
South Texas	0.94	0.03	0.97	1.31	0.16	1.47	(0.37)	(0.13)	(0.50)
Appalachia and other	0.39	—	0.39	0.64	0.03	0.67	(0.25)	(0.03)	(0.28)
Total	$0.31	$0.01	$0.32	$0.38	$0.06	$0.44	$(0.07)	$(0.05)	$(0.12)
Oil and natural gas operating costs for the three and nine months ended September 30, 2016 decreased by $3.9 million, or 31%, and $15.9 million, or 38%, respectively, as compared with the same periods in 2015. The decreases were primarily due to cost reduction efforts, including significant reductions in labor costs, repair and maintenance costs, chemical treatment costs, workover activity and saltwater disposal costs. Reduced labor costs were primarily due to significant reductions in our workforce in 2015 and 2016. We sold our conventional assets in Pennsylvania and West Virginia in July 2016 and October 2016, respectively, and further reduced our workforce in the region. As such, our labor costs decreased in the Appalachia region for the three months ended September 30, 2016 and are expected to continue to decrease during the remainder of 2016. The reduction in saltwater disposal costs is primarily due to the renegotiation of contracts and more cost-efficient disposal methods.
Gathering and transportation
Gathering and transportation expenses for the three months ended September 30, 2016 increased by $4.2 million, or 18%, as compared with the same period in 2015. Gathering and transportation expenses for the nine months ended September 30, 2016 increased by $5.6 million, or 8%, as compared with the same period in 2015. The increases were primarily due to gathering expenses in connection with taking our gas in-kind from certain third-party operated wells in the North Louisiana region, and higher gathering costs on volumes from wells recently turned-to-sales in North Louisiana. Gathering and transportation expenses were $1.06 per Mcfe for the three months ended September 30, 2016 as compared to $0.76 per Mcfe for the same period in 2015. Gathering and transportation expenses for the nine months ended September 30, 2016 were $0.99 per Mcfe as compared to $0.78 per Mcfe for the same period 2015. The increases were primarily due to lower volumes in relation to fixed costs under gathering and firm transportation contracts in the East Texas and North Louisiana regions.
As a result of our planned reduction in development and related lower production volumes for 2016, our gathering and transportation cost per Mcfe is expected to increase due to the nature of the fixed costs associated with our gathering and firm transportation contracts. We continue to evaluate plans to restructure our gathering and transportation contracts; however, no assurance can be given as to outcome or timing of this process. In addition, as discussed in "Note 9. Commitments and Contingencies", we terminated certain sales and firm transportation agreements during the third quarter of 2016 that are currently subject to litigation. The termination of these contracts will not be reflected in our financial results until the litigation is resolved and it is deemed to be realized in accordance with generally accepted accounting principles in the United States ("GAAP").
Purchased natural gas expenses
Purchased natural gas expenses are purchases of natural gas from third parties plus the related costs of transportation. Purchased natural gas expenses for the three months ended September 30, 2016 decreased by $0.4 million, or 6%, as compared with the same period in 2015. The decrease was primarily due to lower volumes purchased partially offset by higher purchase prices. Purchased natural gas expenses for the nine months ended September 30, 2016 decreased by $4.3 million, or 20%, as compared with the same period in 2015, primarily due to lower volumes purchased.
Production and ad valorem taxes

The following table presents our production and ad valorem taxes on a percentage of revenue basis and per Mcfe basis for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
North Louisiana	$1,627	4.7%	$0.11	$2,431	6.2%	$0.13
East Texas	277	1.7%	0.04	522	4.2%	0.11
South Texas	1,626	10.9%	0.65	2,592	10.2%	0.64
Appalachia and other	281	6.1%	0.09	399	6.2%	0.09
Total	$3,811	5.4%	$0.14	$5,944	7.1%	$0.19

	Nine Months Ended September 30,
	2016			2015
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
North Louisiana	$5,909	7.8%	$0.14	$7,393	5.5%	$0.13
East Texas	864	2.2%	0.05	822	2.4%	0.07
South Texas	5,903	13.0%	0.66	7,299	9.7%	0.65
Appalachia and other	632	4.1%	0.06	894	4.1%	0.07
Total	$13,308	7.5%	$0.17	$16,408	6.2%	$0.17
Production and ad valorem taxes for the three months ended September 30, 2016 decreased by $2.1 million, or 36%, as compared with the same period in 2015, primarily due to lower production volumes in South Texas and North Louisiana and lower severance tax rates in North Louisiana. Production and ad valorem taxes for the nine months ended September 30, 2016 decreased by $3.1 million, or 19%, as compared to the same period in 2015. The decreases were primarily due to lower production volumes and lower commodity prices. The lower commodity prices primarily impacted properties located in Texas because production taxes are based on a fixed percentage of gross value of production sold.
In our North Louisiana region, we currently receive severance tax holidays that reduce the effective rate on certain horizontal wells. Our horizontal wells in the state of Louisiana are eligible for an exemption from severance taxes for the earlier of two years from the date of first production or until payout of qualified costs. In July 2015, the state of Louisiana decreased its severance tax rate for wells that do not receive exemptions from $0.163 to $0.158 per Mcf. In July 2016, the effective severance tax rate decreased to $0.098 per Mcf.
Depletion, depreciation and amortization
Depletion, depreciation and amortization for the three months ended September 30, 2016 decreased from the same period in 2015 primarily due to a decrease in depletion expense of $36.0 million, or 70%. On a per Mcfe basis, the depletion rate for the three months ended September 30, 2016 was $0.59 per Mcfe, compared with $1.65 per Mcfe in the same period in 2015. Depletion, depreciation and amortization for the nine months ended September 30, 2016 decreased from the same period in 2015 primarily due to a decrease in depletion expense of $111.7 million, or 64%. On a per Mcfe basis, the depletion rate for the nine months ended September 30, 2016 was $0.78 per Mcfe, compared with $1.84 per Mcfe in the same period in 2015. The decrease in depletion expense was primarily due to a decrease in production and the depletion rate. The decrease in the depletion rate was primarily due to the impairments of our oil and natural gas properties during 2015 and 2016, which lowered our depletable base.
Impairment of oil and natural gas properties
We did not record an impairment to our oil and natural gas properties for the three months ended September 30, 2016 and we recorded impairments of $160.8 million to our oil and natural gas properties for the nine months ended September 30, 2016. We recorded impairments to our proved oil and natural gas properties of $339.4 million and $1.0 billion for the three and nine months ended September 30, 2015, respectively. The impairments were primarily due to the significant decline in oil and natural gas prices. Oil and natural gas prices are volatile and we may incur additional impairments during 2016 if future oil and natural gas prices result in a decrease in the trailing twelve-month reference prices compared to September 30, 2016. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.

General and administrative
The following table presents our general and administrative expenses for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	2015	Quarter to quarter change	2016	2015	Period to period change
General and administrative expenses:
Gross general and administrative expenses	$14,863	$21,083	$(6,220)	$42,635	$65,014	$(22,379)
Technical services and service agreement charges	(1,312)	(3,541)	2,229	(5,705)	(12,314)	6,609
Operator overhead reimbursements	(3,463)	(3,328)	(135)	(10,339)	(9,872)	(467)
Capitalized salaries	(759)	(1,748)	989	(2,523)	(5,646)	3,123
General and administrative expenses, excluding equity-based compensation	9,329	12,466	(3,137)	24,068	37,182	(13,114)
Gross equity-based compensation	1,642	1,852	(210)	14,990	6,906	8,084
Capitalized equity-based compensation	(225)	(925)	700	(432)	(2,861)	2,429
General and administrative expenses	$10,746	$13,393	$(2,647)	$38,626	$41,227	$(2,601)
General and administrative expenses for the three months ended September 30, 2016 decreased by $2.6 million, or 20%, compared with the same period in 2015. General and administrative expenses for the nine months ended September 30, 2016 decreased by $2.6 million, or 6%, compared with the same period in 2015. Significant components of the changes in general and administrative expenses were a result of:

•	decreased personnel costs of $7.0 million and $22.3 million for the three and nine months ended September 30, 2016, respectively, primarily due to reductions in our workforce and employee benefits.

•
increased consulting and contract labor costs of $0.5 million and $1.8 million for the three and nine months ended September 30, 2016, respectively, primarily related to the service fees and annual incentive payment with ESAS that began on March 31, 2015.

•
increased professional and legal fees of $2.6 million and $3.0 million for the three and nine months ended September 30, 2016, respectively, primarily related to the legal and advisory fees incurred in connection with the strategic initiatives focused on restructuring our balance sheet and gathering and transportation contracts. These fees totaled $2.6 million for the three and nine months ended September 30, 2016 and we expect to continue to incur these costs until the completion of these initiatives.

•
decreased various other gross general and administrative expenses of $2.3 million and $4.9 million for the three and nine months ended September 30, 2016, respectively. These decreases reflect our efforts to reduce our general and administrative costs throughout the organization.

•
decreased technical services and service agreement recoveries of $2.2 million and $6.6 million for the three and nine months ended September 30, 2016, respectively. These decreases were primarily a result of reduced headcount and lower recoveries in connection with the transition service agreement with Compass Productions Partners, LP ("Compass") that terminated in April 2015.

•	decreased capitalized salaries of $1.0 million and $3.1 million for the three and nine months ended September 30, 2016, respectively, primarily as a result of reduced employee headcount.

•
increased equity-based compensation of $0.5 million and $10.5 million for the three and nine months ended September 30, 2016, respectively. These increases were primarily due to $0.7 million and $11.6 million of additional compensation expense related to the warrants issued to ESAS in 2015 for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The fair value of the warrants is dependent on factors such as our share price, historical volatility, risk-free rate and performance relative to our peer group. These factors, in aggregate, contributed to a significant increase in the fair value of the warrants and the related equity-based compensation expense at September 30, 2016. The expense related to warrants is re-measured and adjusted each interim reporting period; therefore, our general and administrative expenses in future periods could be volatile based on the aforementioned factors. The increase in our equity-based compensation expense was partially offset by lower equity-based compensation to employees as a result of reductions in our workforce.

Other operating items
Other operating items were a net gain of $1.1 million and a net loss of $23.9 million for the three and nine months ended September 30, 2016 primarily due to the settlement of the litigation with our joint venture partner. See "Note 9. Commitments and Contingencies" in the Notes to our Condensed Consolidated Financial Statements for additional information.
Interest expense, net
The following table presents our interest expense, net for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	2015	Quarter to quarter change	2016	2015	Period to period change
Interest expense, net:
EXCO Resources Credit Agreement	$1,585	$2,024	$(439)	$3,890	$5,672	$(1,782)
Fairfax Term Loan	9,375	—	9,375	28,125	—	28,125
2018 Notes	2,571	14,426	(11,855)	8,076	43,259	(35,183)
2022 Notes	2,512	10,625	(8,113)	10,819	31,875	(21,056)
Amortization of deferred financing costs	2,184	3,745	(1,561)	7,052	10,012	(2,960)
Capitalized interest	(1,297)	(3,094)	1,797	(3,939)	(10,121)	6,182
Other	67	35	32	163	125	38
Total interest expense, net	$16,997	$27,761	$(10,764)	$54,186	$80,822	$(26,636)
Interest expense, net for the three and nine months ended September 30, 2016 decreased $10.8 million and $26.6 million, respectively, from the same periods in 2015. These decreases were primarily due to lower outstanding balances on the 2018 Notes and 2022 Notes from debt restructuring activities and note repurchases in 2015 and 2016. This was partially offset by additional interest from the 12.5% senior secured second lien term loan with certain affiliates of Fairfax Financial Holdings Limited in the aggregate principal amount of $300.0 million ("Fairfax Term Loan"), which closed in the fourth quarter of 2015. The decreases were also partially offset by lower capitalized interest primarily related to lower balances of unproved oil and natural gas properties and suspension of our drilling and development program in certain areas.
In the fourth quarter of 2015, we closed a 12.5% senior secured second lien term loan with certain unsecured noteholders in the aggregate principal amount of $400.0 million (“Exchange Term Loan," and together with the Fairfax Term Loan, the "Second Lien Term Loans") and used the proceeds to repurchase a portion of the outstanding 2018 Notes and 2022 Notes in exchange for the holders of such notes agreeing to act as lenders in connection with the Exchange Term Loan. The exchange was accounted for as a troubled debt restructuring pursuant to FASB ASC 470-60, Troubled Debt Restructuring by Debtors. As such, all cash payments under the terms of the Exchange Term Loan, whether designated as interest or as principal amount, reduce the carrying amount and no interest expense, in accordance with GAAP, is recognized. This will result in a significantly lower interest expense than the contractual interest payments throughout the term of the Exchange Term Loan.

Derivative financial instruments
Our oil and natural gas derivative financial instruments resulted in net gains of $8.2 million and $37.3 million for the three months ended September 30, 2016 and 2015, respectively. Our oil and natural gas derivative financial instruments resulted in a net loss of $11.6 million for the nine months ended September 30, 2016 and a net gain of $54.4 million for the nine months ended September 30, 2015, respectively. Based on the nature of our derivative contracts, increases in the related commodity price typically result in a decrease to the value of our derivatives contracts. The significant fluctuations demonstrate the high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
The following table presents our oil and natural gas prices, before and after the impact of the cash settlement of our derivative financial instruments:

	Three Months Ended September 30,			Nine Months Ended September 30,
Average realized pricing:	2016	2015	Quarter to quarter change	2016	2015	Period to period change
Natural gas (per Mcf):
Net price, excluding derivatives	$2.27	$2.05	$0.22	$1.77	$2.19	$(0.42)
Cash receipts on derivatives	0.04	0.70	(0.66)	0.34	0.67	(0.33)
Net price, including derivatives	$2.31	$2.75	$(0.44)	$2.11	$2.86	$(0.75)
Oil (per Bbl):
Net price, excluding derivatives	$41.47	$43.22	$(1.75)	$35.80	$46.09	$(10.29)
Cash receipts on derivatives	9.65	19.97	(10.32)	9.93	18.95	(9.02)
Net price, including derivatives	$51.12	$63.19	$(12.07)	$45.73	$65.04	$(19.31)
Natural gas equivalent (per Mcfe):
Net price, excluding derivatives	$2.68	$2.68	$—	$2.20	$2.79	$(0.59)
Cash receipts on derivatives	0.18	1.02	(0.84)	0.47	0.94	(0.47)
Net price, including derivatives	$2.86	$3.70	$(0.84)	$2.67	$3.73	$(1.06)
Our total cash receipts for the three months ended September 30, 2016 were $4.7 million, or $0.18 per Mcfe, compared to cash receipts of $31.9 million, or $1.02 per Mcfe, for the three months ended September 30, 2015. Our total cash receipts for the nine months ended September 30, 2016 were $38.1 million, or $0.47 per Mcfe, compared to cash receipts of $89.0 million, or $0.94 per Mcfe, for the nine months ended September 30, 2015. The differences between the cash receipts during 2016 and 2015 were primarily due to lower volumes hedged and lower strike prices in the current period.

Gain on extinguishment of debt
For the three and nine months ended September 30, 2016, we recorded net gains on extinguishment of debt of $57.4 million and $119.4 million, respectively. The net gain for the three months ended September 30, 2016 was primarily the result of the Tender Offer in which we repurchased an aggregate of $101.3 million in principal amount of the 2022 Notes with an aggregate of $40.0 million in cash. The net gain for the nine months ended September 30, 2016 was primarily due to the repurchases of an aggregate of $179.1 million in principal amount of the 2018 Notes and 2022 Notes with an aggregate of $53.3 million in cash through the Tender Offer and open market repurchases. The net gains included an acceleration of the related deferred financings costs and notes discount, as well as direct costs associated with the transactions.
Equity loss
Our equity loss was $0.8 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively. Our equity loss was $8.8 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in our equity loss for the nine months ended September 30, 2016 from the same period in 2015 was primarily due to a $4.9 million other than temporary impairment of our midstream investment in the East Texas and North Louisiana regions that we account for under the cost method of accounting. The impairment was primarily the result of reduced drilling activity in the region that is expected to reduce future cash flows of our investment. In addition, we recorded a net loss of $2.8 million for the nine months ended September 30, 2016 from our equity method investment that owns and manages certain surface acreage in the North Louisiana region primarily due to its impairment of certain assets.
Income taxes
Our effective income tax rate for the three and nine months ended September 30, 2016 and 2015 was zero, primarily due to prior losses arising from impairments of oil and natural gas properties that created deferred tax assets. These deferred tax assets have been fully reserved with valuation allowances. Our accumulated valuation allowance as of September 30, 2016 was approximately $1.4 billion and has fully offset our net deferred tax assets. We will continue to recognize deferred tax valuation allowances until the realization of deferred benefits becomes more likely than not. As a result of the repurchase of a portion of our senior unsecured notes during the nine months ended September 30, 2016, we had cancellation of debt income for tax purposes which reduced our net operating loss carryforwards ("NOLs") by $125.8 million.
The effective income tax rates, excluding the impact of the valuation allowances, would have been 38.3% and 38.1% for the three and nine months ended September 30, 2016, respectively, and 38.5% and 38.7% for the three and nine months ended September 30, 2015, respectively. The effective tax rates, excluding the impact of the valuation allowance, differ from the statutory tax rates primarily due to permanent differences between the amounts recorded for financial reporting purposes and the amounts used for income tax purposes. During the three and nine months ended September 30, 2016, we recognized deferred income tax expense of $1.0 million and $1.8 million, respectively, related to a deferred tax liability for tax deductible goodwill. During the nine months ended September 30, 2016, the book basis of goodwill exceeded the tax basis that caused the previous book and tax basis differences to change from a deferred tax asset to a deferred tax liability. The deferred tax liability related to goodwill is considered to have an indefinite life based on the nature of the underlying asset and cannot be offset under GAAP with a deferred tax asset with a definite life, such as NOLs. However, the deferred income tax expense is not expected to result in cash payments of income taxes in the foreseeable future.

Our liquidity, capital resources and capital commitments
Overview
Our primary sources of capital resources and liquidity have historically consisted of internally generated cash flows from operations, borrowing capacity under the EXCO Resources Credit Agreement, dispositions of non-strategic assets, joint ventures and capital markets when conditions are favorable. Factors that could impact our liquidity, capital resources and capital commitments include the following:

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

•	additional debt restructuring activities including the repurchase of indebtedness, issuance of additional indebtedness or issuance of equity in exchange for indebtedness;

•	our ability to maintain compliance with debt covenants; and

•	the potential outcome of litigation related to certain natural gas sales and firm transportation contracts.
Recent events affecting liquidity
In response to the low commodity price environment, we have limited our development activities to preserve our capital resources and liquidity. The curtailment of the development of our properties will result in a decline in our production and reserves unless we increase our levels of development in the future. Our 2016 capital budget is expected to exceed our cash flows from operations and we expect that the deficit will be funded with borrowings under the EXCO Resources Credit Agreement.
We continue to evaluate and implement further cost reduction initiatives to mitigate the impact of low commodity prices on our cash flows and liquidity. Since December 31, 2015, we reduced the number of our general and administrative employees by approximately 26%, and reduced our field employees in the Appalachia region by 85% in conjunction with the sale of our conventional assets in Pennsylvania and West Virginia. We currently employ 191 persons as compared to 315 at December 31, 2015.
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
On August 24, 2016, we completed the Tender Offer that resulted in the repurchase of an aggregate of $101.3 million of the 2022 Notes for an aggregate purchase price paid of $40.0 million. Our decision to commence the Tender Offer process was part of EXCO’s comprehensive restructuring process focused on reducing indebtedness; however, it detrimentally impacted our near-term liquidity because the purchases were funded with borrowings under the EXCO Resources Credit Agreement. During the nine months ended September 30, 2016, through the Tender Offer and a series of open market repurchases, we repurchased an aggregate of $26.4 million and $152.7 million in principal amount of the 2018 Notes and 2022 Notes, respectively, with an aggregate of $53.3 million in cash. As a result, we reduced the principal amounts outstanding under our 2018 Notes and 2022 Notes to $131.6 million and $70.2 million, respectively.
On September 1, 2016, the lenders under the EXCO Resources Credit Agreement postponed the scheduled redetermination of the borrowing base from September 1, 2016 to November 1, 2016 at our request. We are currently working with the lenders to amend the EXCO Resources Credit Agreement and the redetermination of the borrowing base is still in progress. There is no assurance that we will be able to amend the EXCO Resources Credit Agreement and our lenders have discretion in the timing and amount during the borrowing base redetermination process. In connection with the postponed redetermination, we may not request borrowings from the lenders under the EXCO Resources Credit Agreement that would result in their aggregate exposure to exceed $300.0 million, including letters of credit, until the effective date of the postponed redetermination.
During the three months ended September 30, 2016, we borrowed an additional $93.0 million under the EXCO Resources Credit Agreement primarily to fund the Tender Offer repurchases, interest payments and working capital. Our working capital requirements during the three months ended September 30, 2016 were negatively impacted by a significant customer modifying their method of credit assurance from a prepayment to a letter of credit. Furthermore, the limitation on the aggregate exposure within the EXCO Resources Credit Agreement in connection with the postponement of the redetermination process further constrained our liquidity. As a result, the Company had $3.5 million in cash and cash equivalents and $75.4 million of availability under the EXCO Resources Credit Agreement at September 30, 2016.

Our plans to improve near-term liquidity primarily include the issuance of additional indebtedness and we are engaged in discussions with potential lenders. The availability and terms of this financing may be dependent upon our ability to reduce fixed commitments including gathering and transportation contracts. We continue to negotiate a consensual restructuring of gathering and transportation contracts with our counterparties. Our ability to execute these plans is conditioned upon factors including the availability of capital markets, market conditions, and the actions of counterparties. There is no assurance any such transactions will occur.
The following table presents our liquidity and outstanding principal balance of debt as of September 30, 2016:

(in thousands)	September 30, 2016
EXCO Resources Credit Agreement	$214,592
Exchange Term Loan (1)	400,000
Fairfax Term Loan	300,000
2018 Notes (2)	131,576
2022 Notes	70,169
Total debt (3)	$1,116,337
Net debt	$1,094,369
Borrowing base (4)	$300,000
Unused borrowing base (5)	$75,372
Cash (6)	$21,968
Unused borrowing base plus cash	$97,340

(1)
Amount presented is the outstanding principal balance and excludes $203.1 million of deferred reductions to carrying value. See "Note 8. Debt" in the Notes to our Condensed Consolidated Financial Statements for additional information.

(2)	Excludes unamortized discount of $0.6 million at September 30, 2016.

(3)	Excludes unamortized deferred financing costs of $12.8 million at September 30, 2016. Since September 30, 2016, we borrowed an additional $14.0 million under the EXCO Resources Credit Agreement.

(4)
The borrowing base under the EXCO Resources Credit Agreement was $325.0 million as of September 30, 2016. In connection with the postponed redetermination, we may not request borrowings from the lenders under the EXCO Resources Credit Agreement that would result in their aggregate exposure to exceed $300.0 million, including letters of credit, until the effective date of the postponed redetermination. Therefore, we have incorporated the limitation on the aggregate exposure of the lenders to the borrowing base in the table above as it is more representative of our available borrowing capacity under the EXCO Resources Credit Agreement.

(5)	Net of $10.0 million in letters of credit at September 30, 2016.

(6)	Includes restricted cash of $18.4 million at September 30, 2016.
Credit agreements and long-term debt
As of September 30, 2016, our consolidated debt consisted of the EXCO Resources Credit Agreement, 2018 Notes, 2022 Notes and the Second Lien Term Loans. See "Note 8. Debt" in the Notes to our Condensed Consolidated Financial Statements for a more detailed description of each agreement.
As of September 30, 2016, we were in compliance with the following financial covenants (each as defined in the EXCO Resources Credit Agreement):

•
our Consolidated Current Ratio of 1.1 to 1.0 exceeded the minimum of at least 1.0 to 1.0 as of the end of any fiscal quarter. The consolidated current assets utilized in this ratio include unused commitments under the EXCO Resources Credit Agreement. As of September 30, 2016, the unused commitments were based on the Company's borrowing base of $325.0 million;

•
our ratio of consolidated EBITDAX to consolidated interest expense ("Interest Coverage Ratio"), of 1.6 to 1.0 exceeded the minimum of at least 1.25 to 1.0 as of the end of any fiscal quarter. The consolidated interest expense utilized in the Interest Coverage Ratio is calculated in accordance with GAAP; therefore, this excludes cash payments under the terms of the Exchange Term Loan, whether designated as interest or as principal amount, that reduce the carrying amount and are not recognized as interest expense. See further details on the accounting for the Exchange Term Loan in "Note 8. Debt" in the Notes to our Condensed Consolidated Financial Statements; and

•
our ratio of senior secured indebtedness to consolidated EBITDAX ("Senior Secured Indebtedness Ratio") of 1.9 to 1.0 did not exceed the maximum of 2.5 to 1.0 as of the end of any fiscal quarter. Senior secured indebtedness utilized in the Senior Secured Indebtedness Ratio excludes the Second Lien Term Loans and any other indebtedness subordinated to the EXCO Resources Credit Agreement.
Our liquidity and ability to maintain compliance with debt covenants have been negatively impacted by the prolonged depressed oil and natural gas price environment, levels of indebtedness, and gathering, transportation and certain other commercial contracts. Based on our current estimates and expectations, we do not believe we will be able to comply with all of the covenants under the EXCO Resources Credit Agreement or have sufficient liquidity to conduct our business operations during the next twelve-month period following the date of these Condensed Consolidated Financial Statements. The next borrowing base redetermination under the EXCO Resources Credit Agreement is expected to occur in November 2016. The lenders party to the EXCO Resources Credit Agreement have considerable discretion in setting our borrowing base, and we are unable to predict the outcome of any future redeterminations.
As a result of the impact of the aforementioned factors on our financial results and condition, we anticipate that we will not meet the minimum requirement under the Consolidated Current Ratio and the Senior Secured Indebtedness Ratio for the twelve-month period following the date of these Condensed Consolidated Financial Statements. We may not be in compliance with these covenants as early as the fiscal quarter ending December 31, 2016 depending on our future financial and operating results and the outcome of the borrowing base redetermination process. The inclusion of the unused commitments under the EXCO Resources Credit Agreement has historically allowed us to maintain compliance with the Consolidated Current Ratio covenant. Therefore, the reduction in unused commitments as a result of borrowings under the EXCO Resources Credit Agreement or further reductions to our borrowing base as part of the redetermination process will negatively impact our Consolidated Current Ratio and liquidity. On a pro forma basis, we would not have been in compliance with the current ratio covenant if our borrowing base had been reduced by $20.0 million as of September 30, 2016. The Company's compliance with the Senior Secured Indebtedness ratio covenant will be negatively impacted unless we are able to increase our EBITDAX, generate positive free cash flows and/or find other sources of capital to reduce indebtedness under the EXCO Resources Credit Agreement.
Furthermore, our liquidity is not expected to be sufficient to conduct our business operations for the twelve-month period following the date of the Condensed Consolidated Financial Statements included herein. If we are not able to meet our debt covenants or do not have sufficient liquidity to conduct our business operations in future periods, we may be required, but unable, to refinance all or part of our existing debt, seek covenant relief from our lenders, sell assets, incur additional indebtedness, or issue equity on terms acceptable to us, if at all, and may be required to surrender assets pursuant to the security provisions of the EXCO Resources Credit Agreement. Therefore, our ability to continue our planned principal business operations would be dependent on the actions of our lenders or obtaining additional debt and/or equity financing to repay outstanding indebtedness under the EXCO Resources Credit Agreement. These factors raise substantial doubt about our ability to continue as a going concern.
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
Capital expenditures
Our 2016 capital budget of $85.0 million is focused on development activities in the Haynesville and Bossier shales in North Louisiana and East Texas. The development activities included drilling 6 gross (5.2 net) wells and completing 14 gross (8.8 net) wells. We have flexibility in the timing of development because our acreage is predominantly held-by-production.
For the nine months ended September 30, 2016, our capital expenditures totaled $69.7 million, of which $60.3 million was related to drilling and development activities. Our development program during the nine months ended September 30, 2016 included an average of one operated drilling rig focused on the Haynesville shale in North Louisiana. We concluded our

2016 drilling program in North Louisiana and turned-to-sales three additional wells in this region in the third quarter of 2016. Our two drilling rig contracts expire in 2017 and are currently being sub-leased to another operator. Our development activities in East Texas included completion activities in the Haynesville and Bossier shales.
The following table presents our capital expenditures for the nine months ended September 30, 2016 and our forecasted capital expenditures for the remainder of 2016.

	Nine Months Ended	October - December Forecast	Full Year Forecast
(in thousands)	June 30, 2016	2016	2016
Capital expenditures:
Development capital expenditures	$60,285	$2,215	$62,500
Other (1)	9,406	13,094	22,500
Total	$69,691	$15,309	$85,000

(1) Other capital expenditures are comprised primarily of capitalized corporate costs, field operations and land costs.

Historical sources and uses of funds

Our primary sources of cash for the nine months ended September 30, 2016 were cash flows from operations and borrowings under the EXCO Resources Credit Agreement.
Net increases (decreases) in cash are summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net cash provided by (used in) operating activities	$(3,740)	$126,856
Net cash used in investing activities	(56,150)	(255,854)
Net cash provided by financing activities	51,177	103,204
Net decrease in cash	$(8,713)	$(25,794)
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
For the nine months ended September 30, 2016, our net cash used in operating activities was $3.7 million as compared to $126.9 million of net cash provided by operating activities for the nine months ended September 30, 2015. The decrease was primarily attributable to lower revenues from lower production and decreased oil and natural gas prices. In addition, the decrease was due to lower cash receipts on derivative contracts of $38.1 million for the nine months ended September 30, 2016 compared to $89.0 million for the same period in 2015.
The Company generated negative cash flow from operations for the nine months ended September 30, 2016 due to low oil and natural gas prices and declining production volumes. If we are not able to generate positive cash flow from operations in the future or obtain additional financing, we may not be able to continue our planned principal business operations, meet our working capital requirements, or repay indebtedness. See "Note 1. Organization and basis of presentation" in the Notes to our Condensed Consolidated Financial Statements for further discussion regarding factors that raise substantial doubt about our ability to continue as a going concern.
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

For the nine months ended September 30, 2016, our net cash used in investing activities was $56.2 million that primarily consisted of $70.5 million of completion activities in the East Texas region and development activities in the North Louisiana region. This was partially offset by $11.2 million of proceeds received primarily from a sale of certain non-core undeveloped acreage in South Texas and our interests in four producing wells and other divestitures. For the nine months ended September 30, 2015, our net cash used in investing activities was $255.9 million primarily due to drilling and completion activities in the East Texas, North Louisiana and South Texas regions. The cash used in investing activities for the nine months ended September 30, 2015 included a significant amount of expenditures related to the wells drilled in 2014.
Financing activities
For the nine months ended September 30, 2016, our net cash provided by financing activities was $51.2 million primarily due to $147.1 million in net borrowings under the EXCO Resources Credit Agreement partially offset by payments of $38.1 million on the Exchange Term Loan, which reduced its carrying value, and an aggregate of $53.3 million of cash payments used to repurchase a portion of our 2018 Notes and 2022 Notes. On March 29, 2016, we borrowed our remaining unused commitments of $232.4 million under the EXCO Resources Credit Agreement to secure our liquidity. Prior to the completion of the borrowing base redetermination process on March 29, 2016, we repaid the entire $232.4 million. The borrowing and subsequent repayment both occurred on the same day. For the nine months ended September 30, 2015, our net cash provided by financing activities was $103.2 million primarily due to $97.5 million in borrowings under the EXCO Resources Credit Agreement and $9.8 million in net proceeds from the issuance of common shares to ESAS.
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
Our derivative financial instruments are comprised of oil and natural gas swaps, collars and swaption contracts. As of September 30, 2016, we had derivative financial instruments in place for the volumes and prices shown below:

	NYMEX gas volume - Bbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Mbbl	Weighted average contract price per Bbl
Swaps:
Remainder of 2016	14,260	$2.88	276	$58.61
2017	23,700	2.99	183	50.00
2018	3,650	3.15	—	—
Swaptions:
2017	7,300	2.76	—	—
Collars:
2017	10,950		—
Sold call		3.28		—
Purchased put		2.87		—
We had derivative financial instruments that covered approximately 60% and 55% of production volumes during the three and nine months ended September 30, 2016, respectively.
See further details on our derivative financial instruments in "Note 7. Derivative financial instruments" and "Note 10. Fair value measurements" in the Notes to our Condensed Consolidated Financial Statements.
Off-balance sheet arrangements
As of September 30, 2016, we had no arrangements or any guarantees of off-balance sheet debt to third parties.

Contractual obligations and commercial commitments
On July 25, 2016, we amended and restated the Participation Agreement to eliminate our requirement to offer to purchase our joint venture partner's interests, eliminate our requirement to convey a portion of our working interest to our joint venture partner upon commencing development of future locations, terminate the area of mutual interest, provide that we transfer to our joint venture partner a portion of our interests in certain producing wells and modify or eliminate other provisions. See "Note 9. Commitments and Contingencies" in the Notes to our Condensed Consolidated Financial Statements for further discussion.
During the third quarter of 2016, we terminated our sales and transportation contracts with Enterprise and Acadian, respectively. We transported natural gas produced from our operated wells in North Louisiana through Acadian, and Enterprise was a purchaser of certain volumes of our natural gas, until we terminated the contracts. The agreement with Acadian provided for the firm transportation of 150,000 Mmbtu/day and 175,000 Mmbtu/day of natural gas at reservation fees of $0.25 and $0.20, respectively. In addition, the sales contract with Enterprise contemplated that we could, subject to certain limitations and exclusions, sell 75,000 Mmbtu/day of natural gas at a $0.25 reduction from market index prices. The primary term for these contracts had been through October 31, 2025. See "Note 9. Commitments and Contingencies" in the Notes to our Condensed Consolidated Financial Statements for further discussion.
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
Our use of derivative financial instruments could have the effect of reducing our revenues and the value of our securities. For the nine months ended September 30, 2016, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $44.1 million for our oil and natural gas swap contracts. The ultimate settlement amount of our outstanding derivative financial instrument contracts is dependent on future commodity prices. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
Interest rate risk

At September 30, 2016, our exposure to interest rate changes related primarily to borrowings under the EXCO Resources Credit Agreement. The interest rates per annum on the 2018 Notes, 2022 Notes and Second Lien Term Loans are fixed at 7.5%, 8.5% and 12.5%, respectively. Interest is payable on borrowings under the EXCO Resources Credit Agreement based on a floating rate as more fully described in "Note 8. Debt" in the Notes to our Condensed Consolidated Financial

Statements. At September 30, 2016, we had approximately $214.6 million in outstanding borrowings under the EXCO Resources Credit Agreement. A 1% increase in interest rates (100 bps) based on the variable borrowings as of September 30, 2016 would result in an increase in our interest expense of approximately $2.1 million per year. The interest we pay on these borrowings is set periodically based upon market rates.

Item 4.     Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Exchange Act, EXCO's management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that EXCO's disclosure controls and procedures were effective as of September 30, 2016 to ensure that information that is required to be disclosed by EXCO in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to EXCO's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in EXCO's internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, EXCO's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

During the third quarter of 2016, we terminated our sales and transportation contracts with Enterprise and Acadian, respectively. Under the parties’ sales and transportation agreements, Enterprise owed us for July 2016 natural gas sales, and we owed Acadian for July 2016 transportation fees. The amount owed to us by Enterprise exceeded the amount owed by us to Acadian. We notified Enterprise in writing of its failure to pay and gave Enterprise opportunity to cure. When Enterprise failed to cure, we gave written notice to Enterprise and Acadian that we were terminating the sales and transportation agreements. Enterprise subsequently filed an amended petition at Enterprise Products Operating LLC and Acadian Gas Pipeline System v. EXCO Operating Company, LP, EXCO Partners OLP GP, LLC, Raider Marketing, LP, and Raider Marketing GP, LLC No. 2016-60848 157th Judicial District, Harris County, Texas. The amended petition alleges that we could not terminate the parties’ agreements despite Enterprise's uncured payment default under the gas sales agreement, and further alleged that we were in breach of the firm transportation agreements. On October 17, 2016, we filed a counterclaim asserting that Enterprise was the breaching party because it improperly withheld payment for natural gas we delivered to it and the amounts owed by Enterprise exceeded the amounts owed by us to Acadian. We are also seeking a declaration that we properly terminated the contracts with Enterprise and Acadian, as well as payment of the amounts owed to us under the agreements.

Item 1A.	Risk Factors

During the third quarter of 2016, there were no material changes to the Risk Factors disclosed in our 2015 Form 10-K, except for the following:

The unaudited Condensed Consolidated Financial Statements included herein contain disclosures that express substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

The unaudited Condensed Consolidated Financial Statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. Our liquidity and ability to maintain compliance with debt covenants have been negatively impacted by the prolonged depressed oil and natural gas price environment, levels of indebtedness, and gathering, transportation and certain other commercial contracts. As of September 30, 2016, we had $3.5 million in cash and cash equivalents, $75.4 million of availability under the EXCO Resources Credit Agreement and a working capital deficit of $131.1 million. We have substantial interest payment obligations related to our debt over the next twelve months. The next borrowing base redetermination under the EXCO Resources Credit Agreement is expected to occur in November 2016. The lenders party to the EXCO Resources Credit Agreement have considerable discretion in setting our borrowing base, and we are unable to predict the outcome of any future redeterminations.

As of September 30, 2016, we were in compliance with the financial covenants under the EXCO Resources Credit Agreement. If we are not able to execute transactions to improve our financial condition, we do not believe we will be able to comply with all of the covenants under the EXCO Resources Credit Agreement or have sufficient liquidity to conduct our business operations based on existing conditions and estimates during the next twelve months. If we become insolvent, investors in our common shares may lose the entire value of their investment in our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer repurchases of common shares
The following table details our repurchase of common shares for the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1, 2016 - July 31, 2016	—	$—	—	$192.5
August 1, 2016 - August 31, 2016	—	—	—	192.5
September 1, 2016 - September 30, 2016	—	—	—	192.5
Total	—	$—	—

(1)	On July 19, 2010, we announced a $200.0 million share repurchase program.

Item 6.	Exhibits

See “Index to Exhibits” for a description of our exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC.
(Registrant)

Date:	November 2, 2016	/s/ Harold L. Hickey
Harold L. Hickey
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Brian N. Gaebe
Brian N. Gaebe
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

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

4.6
Fifth Supplemental Indenture, dated November 24, 2015, by and among EXCO Resources, Inc., certain of its subsidiaries, and Wilmington Trust Company, as trustee, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated November 24, 2015 and filed on November 25, 2015 and incorporated by reference herein.

4.7
Sixth Supplemental Indenture, dated August 9, 2016, by and among EXCO Resources, Inc., certain of its subsidiaries, and Wilmington Trust Company, as trustee, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated August 9, 2016 and filed on August 10, 2016 and incorporated by reference herein.

4.8	Specimen Stock Certificate for EXCO’s common stock, filed as an Exhibit to EXCO’s Registration Statement on Form S-3, filed on December 17, 2013 and incorporated by reference herein.

4.9
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

4.13
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

10.17
Amendment Number One to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated June 4, 2009 and filed on June 10, 2009 and incorporated by reference herein.*

10.18
Amendment Number Two to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, dated as of October 6, 2011, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated October 6, 2011 and filed on October 7, 2011 and incorporated by reference herein.*

10.19
Amendment Number Three to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, dated as of June 11, 2013, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated June 11, 2013 and filed on June 12, 2013 and incorporated by reference herein.*

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

10.44
Limited Consent, dated as of September 1, 2016, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed herewith.

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

10.47	Form of Joinder Agreement to Term Loan Credit Agreement, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated as of November 4, 2015 and incorporated by reference herein.

10.48
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

10.52	Form of Purchase Agreement, filed as an Exhibit to EXCO’s Form 8-K, dated as of October 30, 2015 and filed on November 2, 2015 and incorporated by reference herein.

10.53	Form of Follow-on Purchase Agreement, filed as an Exhibit to EXCO’s Form 8-K, dated as of October 19, 2015 and filed on October 22, 2015 and incorporated by reference herein.

10.54
Amended and Restated Participation Agreement, dated July 25, 2016, by and among Admiral A Holding L.P., TE Admiral A Holding L.P., Colt Admiral A Holding L.P. and EXCO Operating Company, LP., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 25, 2016 and filed on July 27, 2016 and incorporated by reference herein.

10.55
Form of Director Indemnification Agreement, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 10, 2010 and filed on November 12, 2010 and incorporated by reference herein.

10.56
MVC Letter Agreement, dated November 15, 2013, among BG US Production Company, LLC, BG US Gathering Company, LLC, EXCO Operating Company, LP, Azure Midstream Energy LLC (formerly known as TGGT Holdings, LLC) and TGG Pipeline, Ltd, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 15, 2013 and filed on November 21, 2013 and incorporated by reference herein.

10.57
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

10.58	EXCO Resources, Inc. 2014 Management Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 21, 2014 and filed on April 25, 2014 and incorporated by reference herein.*

10.59
Amendment Number One to the EXCO Resources, Inc. Management Incentive Plan, effective as of September 1, 2014, filed as an Exhibit to Amendment No. 1 to EXCO's Current Report on Form 8-K/A, dated August 6, 2014 and filed on September 5, 2014 and incorporated by reference herein.*

10.60
EXCO Resources, Inc. 2015 Management Incentive Plan, dated March 4, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 4, 2015 and filed on March 10, 2015 and incorporated by reference herein.*

10.61
EXCO Resources, Inc. 2016 Management Incentive Plan, dated April 20, 2016, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 20, 2016 and filed on April 26, 2016 and incorporated by reference herein.*

10.62
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