Form 10-Q
period 2017-03-31
EXCO RESOURCES INC
filed 2017-05-10
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant is required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of common stock, par value $0.001 per share, outstanding as of May 5, 2017 was 283,412,228.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,029	$9,068
Restricted cash	15,595	11,150
Accounts receivable, net:
Oil and natural gas	32,323	52,674
Joint interest	20,435	25,905
Other	4,300	3,813
Derivative financial instruments - commodity derivatives	1,012	—
Inventory and other	7,131	8,007
Total current assets	112,825	110,617
Equity investments	24,682	24,365
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	101,944	97,080
Proved developed and undeveloped oil and natural gas properties	2,953,279	2,939,923
Accumulated depletion	(2,713,447)	(2,702,245)
Oil and natural gas properties, net	341,776	334,758
Other property and equipment, net	23,405	23,661
Deferred financing costs, net	4,205	4,376
Derivative financial instruments - commodity derivatives	662	482
Goodwill	163,155	163,155
Total assets	$670,710	$661,414
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$48,927	$54,762
Revenues and royalties payable	105,995	120,845
Accrued interest payable	6,575	4,701
Current portion of asset retirement obligations	344	344
Income taxes payable	—	—
Derivative financial instruments - commodity derivatives	9,376	27,711
Current maturities of long-term debt	50,000	50,000
Total current liabilities	221,217	258,363
Long-term debt	1,142,782	1,258,538
Deferred income taxes	3,830	2,802
Derivative financial instruments - commodity derivatives	—	464
Derivative financial instruments - common share warrants	155,136	—
Asset retirement obligations and other long-term liabilities	13,188	13,153
Shareholders’ equity:
Common shares, $0.001 par value; 780,000,000 authorized shares; 284,006,891 shares issued and 283,412,228 shares outstanding at March 31, 2017; 283,568,268 shares issued and 282,973,605 shares outstanding at December 31, 2016	284	284
Additional paid-in capital	3,536,085	3,537,815
Accumulated deficit	(4,394,180)	(4,402,373)
Treasury shares, at cost; 594,663 shares at March 31, 2017 and December 31, 2016	(7,632)	(7,632)
Total shareholders’ equity	(865,443)	(871,906)
Total liabilities and shareholders’ equity	$670,710	$661,414
See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Revenues:
Oil	$16,192	$15,483
Natural gas	53,164	36,166
Purchased natural gas and marketing	7,173	4,441
Total revenues	76,529	56,090
Costs and expenses:
Oil and natural gas operating costs	8,498	9,478
Production and ad valorem taxes	3,435	4,640
Gathering and transportation	27,353	25,105
Purchased natural gas	6,452	5,966
Depletion, depreciation and amortization	11,508	29,001
Impairment of oil and natural gas properties	—	134,599
Accretion of discount on asset retirement obligations	212	912
General and administrative	4,415	10,897
Other operating items	1,069	190
Total costs and expenses	62,942	220,788
Operating income (loss)	13,587	(164,698)
Other income (expense):
Interest expense, net	(19,952)	(19,257)
Gain on derivative financial instruments - commodity derivatives	15,533	16,591
Gain on derivative financial instruments - common share warrants	6,004	—
Gain (loss) on restructuring and extinguishment of debt	(6,272)	45,114
Other income	4	12
Equity income (loss)	317	(7,910)
Total other income (expense)	(4,366)	34,550
Income (loss) before income taxes	9,221	(130,148)
Income tax expense	1,028	—
Net income (loss)	$8,193	$(130,148)
Earnings (loss) per common share:
Basic:
Net income (loss)	$0.03	$(0.47)
Weighted average common shares outstanding	280,727	278,357
Diluted:
Net income (loss)	$0.03	$(0.47)
Weighted average common shares and common share equivalents outstanding	281,078	278,357

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Operating Activities:
Net income (loss)	$8,193	$(130,148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense	1,028	—
Depletion, depreciation and amortization	11,508	29,001
Equity-based compensation	(2,382)	3,813
Accretion of discount on asset retirement obligations	212	912
Impairment of oil and natural gas properties	—	134,599
(Gain) loss from equity investments	(317)	7,910
Gain on derivative financial instruments - commodity derivatives	(15,533)	(16,591)
Cash receipts (payments) of commodity derivative financial instruments	(4,459)	16,790
Gain on derivative financial instruments - common share warrants	(6,004)	—
Amortization of deferred financing costs and discount on debt issuance	4,402	3,121
Other non-operating items	(21)	(20)
(Gain) loss on restructuring and extinguishment of debt	6,272	(45,114)
Effect of changes in:
Restricted cash with related party	—	(1,201)
Accounts receivable	24,431	38,295
Other current assets	772	(102)
Accounts payable and other liabilities	(22,906)	(13,284)
Net cash provided by operating activities	5,196	27,981
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment	(11,857)	(32,486)
Restricted cash	(4,445)	(5,184)
Net changes in amounts due to joint ventures	(3,723)	1,001
Net cash used in investing activities	(20,025)	(36,669)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	25,000	297,897
Repayments under EXCO Resources Credit Agreement	(253,592)	(232,397)
Proceeds received from issuance of 1.5 Lien Notes, net	295,530	—
Payments on Exchange Term Loan	(10,512)	(12,639)
Repurchases of senior unsecured notes	—	(7,863)
Debt financing costs and other	(18,636)	(2,341)
Net cash provided by financing activities	37,790	42,657
Net increase in cash	22,961	33,969
Cash at beginning of period	9,068	12,247
Cash at end of period	$32,029	$46,216
Supplemental Cash Flow Information:
Cash interest payments	$14,778	$15,583
Income tax payments	—	—
Supplemental non-cash investing and financing activities:
Capitalized equity-based compensation	$356	$260
Capitalized interest	1,290	1,339

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common shares		Treasury shares		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2015	283,634	$276	(595)	$(7,632)	$3,522,153	$(4,177,120)	$(662,323)
Equity-based compensation	—	—	—	—	4,458	—	4,458
Restricted shares issued, net of cancellations	337	—	—	—	—	—	—
Common share dividends	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	(130,148)	(130,148)
Balance at March 31, 2016	283,971	$276	(595)	$(7,632)	$3,526,611	$(4,307,261)	$(788,006)
Balance at December 31, 2016	283,568	$284	(595)	$(7,632)	$3,537,815	$(4,402,373)	$(871,906)
Equity-based compensation	—	—	—	—	(1,730)	—	(1,730)
Restricted shares issued, net of cancellations	439	—	—	—	—	—	—
Net income	—	—	—	—	—	8,193	8,193
Balance at March 31, 2017	284,007	$284	(595)	$(7,632)	$3,536,085	$(4,394,180)	$(865,443)

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

•South Texas
The South Texas region is primarily comprised of our Eagle Ford shale assets. We serve as the operator for most of our properties in the South Texas region. On April 7, 2017, we entered into a definitive agreement with a subsidiary of Venado Oil and Gas, LLC ("Venado") to divest our oil and natural gas properties and surface acreage in South Texas. See "Note 12. Subsequent events" for additional discussion of this divestiture.

•Appalachia
The Appalachia region is primarily comprised of Marcellus shale assets. We have a joint venture with Shell covering our Marcellus shale assets in the Appalachia region ("Appalachia JV"). EXCO and Shell each own an undivided 50% interest in the Appalachia JV and a 49.75% working interest in the Appalachia JV's properties. The remaining 0.5% working interest is held by a jointly owned operating entity ("OPCO") that operates the Appalachia JV's properties. We own a 50% interest in OPCO.
The accompanying Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and 2016 are for EXCO and its subsidiaries. The unaudited Condensed Consolidated Financial Statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States ("GAAP").
We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in the opinion of management, such financial statements reflect all adjustments necessary to fairly present the consolidated financial position of EXCO at March 31, 2017 and its results of operations and cash flows for the periods presented. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes included in EXCO's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017 ("2016 Form 10-K").
In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures. The results of operations for the interim periods are not necessarily indicative of the results we expect for the full year.
Going Concern Assessment and Management’s Plans
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
On March 15, 2017, we closed a series of transactions intended to improve our Liquidity and capital structure. This included the issuance of $300.0 million in aggregate principal amount of senior secured 1.5 lien notes due March 20, 2022 ("1.5 Lien Notes"), exchange of $682.8 million in aggregate principal amount of our senior secured second lien term loans due October 26, 2020 ("Second Lien Term Loans") for a like amount of senior 1.75 lien term loans due October 26, 2020 ("1.75 Lien Term Loans," and such exchange, the "Second Lien Term Loan Exchange") and issuance of warrants to purchase our common shares. Other than set forth below, under the terms of the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans, we may, at our discretion prior to December 31, 2018 and subject to certain limitations thereafter, make interest payments in cash, common shares or additional indebtedness (such interest payments in common shares or additional indebtedness, "PIK Payments"). The proceeds from the issuance of the 1.5 Lien Notes were primarily utilized to repay the outstanding indebtedness under our revolving credit agreement ("EXCO Resources Credit Agreement"). In connection with these transactions, the EXCO Resources Credit Agreement was amended to reduce the borrowing base to $150.0 million, permit the issuance of the 1.5 Lien Notes and the exchanges of Second Lien Term Loans, and modify certain financial covenants. See further discussion of these transactions as part of "Note 7. Debt".
The payment of interest in common shares on the 1.5 Lien Notes and 1.75 Lien Term Loans would improve our Liquidity and future cash flows. Our ability to pay interest in common shares is restricted until the Requisite Shareholder Approval, as defined below, is obtained. The amount of PIK Payments paid in additional 1.5 Lien Notes or 1.75 Lien Term Loans is subject to incurrence covenants within our debt agreements that limit our aggregate secured indebtedness to $1.2 billion. If we do not receive the shareholder vote to approve the issuance of common shares in connection with the 1.5 Lien Notes and 1.75 Lien Term Loans, then we may be required to pay interest in cash that would further restrict our Liquidity and ability to comply with debt covenants. Furthermore, if the Requisite Shareholder Approval is not obtained by September 30, 2017, the interest rate for cash and PIK Payments on the 1.5 Lien Notes will significantly increase.
The modified covenants in the EXCO Resources Credit Agreement include a requirement for our ratio of consolidated EBITDAX to consolidated interest expense ("Interest Coverage Ratio") to exceed a minimum of 1.75 to 1.0 for the fiscal quarter ending September 30, 2017 and 2.0 to 1.0 for fiscal quarters thereafter. The definition of consolidated interest expense utilized in the Interest Coverage Ratio excludes payments in common shares or additional indebtedness on the 1.5 Lien Notes and 1.75 Lien Term Loans. The consolidated EBITDAX and consolidated interest expense utilized in this calculation are annualized beginning with the fiscal quarter ending September 30, 2017. Therefore, the receipt of the Requisite Shareholder Approval and payment of interest in common shares is essential to our ability to maintain compliance with this covenant. Furthermore, our ability to maintain compliance with other financial covenants under the EXCO Resources Credit Agreement would be negatively impacted if we are not able to pay interest in common shares.
We will seek approval at our annual meeting of shareholders on May 31, 2017 to (i) permit the issuance of common shares to pay interest on the 1.5 Lien Notes and 1.75 Lien Term Loans and permit the issuance of common shares upon the exercise of the warrants associated with the 1.5 Lien Notes and 1.75 Lien Term Loans, in each case for purposes of New York Stock Exchange rules, and (ii) approve a reverse stock split at a ratio of between 1-for-10 and 1-for-20, with the ratio within such range to be determined at the discretion of the Board of Directors, with a reduction in the total number of authorized common shares based on one-fifth of the reverse share split ratio (collectively referred to as "Requisite Shareholder Approval"). The issuance of common shares requires the affirmative vote of a majority of the votes cast by the holders of our outstanding common shares, and the reverse stock split requires that holders of at least two-thirds of outstanding shares approve the proposal. Certain of our related parties and members of our Board of Directors held approximately 46% of the total common shares outstanding as of March 31, 2017. The issuance of the 1.5 Lien Notes and the exchange transactions involving the 1.75 Lien Term Loans were approved by a special committee of the Board of Directors consisting of the sole disinterested member of the Board of Directors. The Board of Directors authorized and approved the transactions based on the recommendation of the special committee. However, there is no assurance that the Requisite Shareholders Approval will be obtained. Therefore, the receipt of the Requisite Shareholder Approval was deemed to be outside of our control in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 205-40, Going Concern and our ability to pay interest in common shares was not factored into our analysis regarding our ability to continue as a going concern. If we are not able to obtain the Requisite Shareholder Approval, it is probable that we will not meet the minimum requirement under the Interest Coverage Ratio for the twelve-month period following the date of these unaudited Condensed Consolidated Financial Statements, which could result in an event of default under the EXCO Resources Credit Agreement.
We entered into an agreement to divest our oil and natural gas properties and surface acreage in South Texas on April 7, 2017 and the transaction is expected to close in early June 2017. Upon the closing of the South Texas divestiture, the borrowing base under the EXCO Resources Credit Agreement will be $100.0 million, including letters of credit, until the date of the next redetermination, which is scheduled to occur on or around November 1, 2017. The proceeds from the sale would significantly increase our Liquidity and primarily be utilized to fund the acquisition and development of oil and natural gas properties in other regions. Therefore, this would reduce the need to incur indebtedness under the EXCO Resources Credit Agreement and mitigate the impact if we are not able to comply with the debt covenants. However, no assurance can be given as to outcome or timing of the divestiture and the intent and ability of the buyer to consummate the transaction was deemed to be outside of our control in accordance with FASB ASC 205-40. Therefore, the divestiture was not factored into our analysis regarding our ability to continue as a going concern.
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
If the Requisite Shareholder Approval is obtained, we may elect to pay interest on the 1.5 Lien Notes and 1.75 Lien Term Loans in common shares at our sole discretion until December 31, 2018. Upon obtaining the Requisite Shareholder Approval, we plan to pay interest on the 1.5 Lien Notes and 1.75 Lien Term Loans in common shares during this period. In addition, the expected divestiture of our assets in South Texas would further improve our Liquidity. If we obtain the Requisite Shareholder Approval or if we divest our assets in South Texas, we expect that we would have sufficient Liquidity for the twelve-month period following the date of these Condensed Consolidated Financial Statements.
The accompanying unaudited Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities.

2.Significant accounting policies
We consider significant accounting policies to be those related to our estimates of proved reserves, oil and natural gas properties, derivatives, business combinations, equity-based compensation, goodwill, revenue recognition, asset retirement obligations and income taxes. The policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used. These policies and others are summarized in our 2016 Form 10-K.
Recent accounting pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The FASB and the International Accounting Standards Board ("IASB") jointly issued this comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under currently applicable guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. During 2016, the FASB issued four additional ASUs that primarily clarified the implementation guidance on principal versus agent considerations, performance obligations and licensing, collectability, presentation of sales taxes and other similar taxes collected from customers, and non-cash consideration. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and permits the use of either the retrospective or cumulative effect transition method.
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

3.Asset retirement obligations

The following is a reconciliation of our asset retirement obligations for the three months ended March 31, 2017:

(in thousands)
Asset retirement obligations at beginning of period	$11,289
Activity during the period:
Liabilities incurred during the period	1
Liabilities settled during the period	(77)
Accretion of discount	212
Asset retirement obligations at end of period	11,425
Less current portion	344
Long-term portion	$11,081
Our asset retirement obligations are determined using discounted cash flow methodologies based on inputs and assumptions developed by management. We do not have any assets that are legally restricted for purposes of settling asset retirement obligations.

4.Oil and natural gas properties

We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs of oil and natural gas properties. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment or the need to transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. The majority of our undeveloped properties are held-by-production, which reduces the risk of impairment as a result of lease expirations. There were no impairments of unproved properties during the three months ended March 31, 2017 or 2016.
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

	Average spot prices
	Oil (per Bbl)	Natural gas (per Mmbtu)
March 31, 2017	$47.61	$2.73
December 31, 2016	42.75	2.48
We did not recognize an impairment to our proved oil and natural gas properties for the three months ended March 31, 2017, and we recognized an impairment to our proved oil and natural gas properties of $134.6 million for the three months ended March 31, 2016. The impairment during 2016 was primarily due to the decline in oil and natural gas prices.  The possibility and amount of any future impairments is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves, future capital expenditures and operating costs.
Our proved undeveloped reserves, other than the proved undeveloped reserves associated with certain wells expected to be drilled and/or completed during 2017, remained reclassified in unproved primarily due to the uncertainty regarding the financing required to develop these reserves.  These reserves remained classified as unproved due to our inability to meet the reasonable certainty criteria for recording proved undeveloped reserves, as prescribed under the SEC requirements, as the uncertainty regarding our availability of capital required to develop these reserves still existed at March 31, 2017. A significant amount of our proved undeveloped reserves that were reclassified to unproved remain economic at current prices, and we may report proved undeveloped reserves in future filings if we determine we have the financial capability to execute a development plan.
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

5.Earnings (loss) per share

The following table presents the basic and diluted earnings (loss) per share computations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Basic net income (loss) per common share:
Net income (loss)	$8,193	$(130,148)
Weighted average common shares outstanding	280,727	278,357
Net income (loss) per basic common share	$0.03	$(0.47)
Diluted net income (loss) per common share:
Net income (loss)	$8,193	$(130,148)
Weighted average common shares outstanding	280,727	278,357
Dilutive effect of:
Stock options	—	—
Restricted shares and restricted share units	351	—
Warrants	—	—
Weighted average common shares and common share equivalents outstanding	281,078	278,357
Net income (loss) per diluted common share	$0.03	$(0.47)
Diluted net income (loss) per common share for the three months ended March 31, 2017 and 2016 is computed in the same manner as basic net income (loss) per share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which include stock options, restricted share units, restricted share awards and warrants issued to Energy Strategic Advisory Services LLC ("ESAS"), whether exercisable or not. The computation of diluted net income (loss) per share excluded 48,483,322 and 91,285,813 antidilutive share equivalents for the three months ended March 31, 2017 and 2016, respectively. The antidilutive common share equivalents for the three months ended March 31, 2017 primarily related to out-of-the-money warrants issued to ESAS. No share and per-share amounts have been adjusted to give effect to our proposed reverse share split that will be voted upon at our annual meeting of shareholders on May 31, 2017.
The issuance of warrants and potential for interest payments in the Company's common shares related to the 1.5 Lien Notes and 1.75 Lien Term Loans could materially change the number of common shares or potential common shares outstanding. The warrants issued in connection with the issuance of the 1.5 Lien Notes and 1.75 Lien Term Loans will not be included in our earnings (loss) per share calculation until the Requisite Shareholder Approval is obtained to permit the exercisability of the warrants. Once the Requisite Shareholder Approval is obtained, warrants representing the right to purchase our common shares at an exercise price of $0.01 will be included in our weighted average common shares outstanding and used in the computation of our basic net income (loss) per common share, and warrants representing the right to purchase our common shares at an exercise price of $0.93 will be considered in the calculation of diluted weighted average common shares outstanding using the treasury stock method. See further discussion of the warrants and potential common shares to be issued in connection with the 1.5 Lien Notes and 1.75 Lien Term Loans in "Note 6. Derivative Financial Instruments" and "Note 7. Debt".

6.Derivative financial instruments
Our derivative financial instruments are comprised of commodity derivatives and common share warrants. The table below outlines the classification of our derivative financial instruments on our Condensed Consolidated Balance Sheets and their financial impact on our Condensed Consolidated Statements of Operations.
Fair Value of Derivative Financial Instruments

(in thousands)		March 31, 2017	December 31, 2016
Current assets	Derivative financial instruments - commodity derivatives	$1,012	$—
Long-term assets	Derivative financial instruments - commodity derivatives	662	482
Current liabilities	Derivative financial instruments - commodity derivatives	(9,376)	(27,711)
Long-term liabilities	Derivative financial instruments - commodity derivatives	—	(464)
	Net commodity derivative financial instruments	$(7,702)	$(27,693)

Long-term liabilities	Derivative financial instruments - common share warrants	$(155,136)	$—
Effect of Derivative Financial Instruments

	Three Months Ended March 31,
(in thousands)	2017	2016
Gain on derivative financial instruments - commodity derivatives	$15,533	$16,591
Gain on derivative financial instruments - common share warrants	6,004	—
Commodity derivative financial instruments
Our primary objective in entering into commodity derivative financial instruments is to manage our exposure to commodity price fluctuations, protect our returns on investments and achieve a more predictable cash flow from operations. These transactions limit exposure to declines in commodity prices, but also limit the benefits we would realize if commodity prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of our commodity derivative financial instruments consists of non-cash income or expense due to changes in the fair value. Cash losses or gains only arise from payments made or received on monthly settlements of contracts or if we terminate a contract prior to its expiration. We do not designate our commodity derivative financial instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the respective instruments’ fair value in earnings.
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
We place our commodity derivative financial instruments with the financial institutions that are lenders under the EXCO Resources Credit Agreement that we believe have high quality credit ratings. To mitigate our risk of loss due to default, we have entered into master netting agreements with counterparties to our commodity derivative financial instruments that allow us to offset our asset position with our liability position in the event of a default by the counterparty. Our credit rating and financial condition may restrict our ability to enter into certain types of commodity derivative financial instruments and limit the maturity of the contracts with counterparties. We have historically entered into commodity derivative financial instruments with the financial institutions that are lenders under the EXCO Resources Credit Agreement. Therefore, our ability to enter into commodity derivative financial instruments may be limited beyond the maturity of the EXCO Resources Credit Agreement in July 2018. We are currently evaluating alternatives to enter into commodity derivative financial instruments beyond this date, which may include counterparties that are not lenders under the EXCO Resources Credit Agreement. These alternatives may include agreements with counterparties on a secured or unsecured basis. If we enter into commodity derivative financial instruments that require us to post collateral, this could further constrain our Liquidity. Our derivative contracts also contain rights that could result in the early termination of our derivative contracts and cash payments to our counterparties due to an event of default under the EXCO Resources Credit Agreement.
The following table presents the volumes and fair value of our commodity derivative financial instruments as of March 31, 2017:

(dollars in thousands, except prices)	Volume Bbtu/Mbbl	Weighted average strike price per Mmbtu/Bbl	Fair value at March 31, 2017
Natural gas:
Swaps:
Remainder of 2017	27,500	$3.05	$(6,439)
2018	3,650	3.15	373
Collars:
Remainder of 2017	8,250		(1,421)
Sold call		3.28
Purchased put		2.87
Total natural gas			$(7,487)
Oil:
Swaps:
Remainder of 2017	137	$50.00	$(215)
Total oil			$(215)
Total commodity derivative financial instruments			$(7,702)
At December 31, 2016, we had outstanding swap and collar contracts covering 41,950 and 10,950 Bbtu, respectively, of natural gas and we had outstanding swap contracts covering 183 Mbbls of oil.
At March 31, 2017, the average forward NYMEX WTI oil prices per Bbl for the remainder of 2017 were $51.63 and the average forward NYMEX HH natural gas prices per Mmbtu for the remainder of 2017 and calendar year 2018 were $3.32 and $3.04, respectively.
Our commodity derivative financial instruments covered approximately 63% and 46% of production volumes for the three months ended March 31, 2017 and 2016, respectively.

Common share warrants
In connection with the issuance of the 1.5 Lien Notes, on March 15, 2017, we issued warrants to the investors of 1.5 Lien Notes representing the right to purchase an aggregate of up to 322,580,655 common shares (assuming a cash exercise) at an exercise price of $0.93 per share ("Financing Warrants"), and warrants representing the right to purchase an aggregate of up to 6,471,433 common shares (assuming a cash exercise) at an exercise price of $0.01 per share (“Commitment Fee Warrants”). In addition, certain exchanging holders of the Second Lien Term Loans received warrants representing the right to purchase an aggregate of up to 19,883,077 common shares (assuming a cash exercise) at an exercise price of $0.01 per share ("Amendment Fee Warrants", and with the Commitment Fee Warrants and Financing Warrants, collectively referred to as the "2017 Warrants").
The exercisability of the 2017 Warrants is subject to certain conditions, including the receipt of the Requisite Shareholder Approval. Each of the 2017 Warrants has an exercise term of 5 years from the date that Requisite Shareholder Approval is obtained and, subject to certain exceptions, may be exercised by cash or cashless exercise. The Financing Warrants are subject to an anti-dilution adjustment in the event we issue common shares for consideration less than the market value of our common shares or exercise price of the Financing Warrants, subject to certain adjustments and exceptions. The Commitment Fee Warrants and the Amendment Fee Warrants are subject to an anti-dilution adjustment in the event we issue common shares at a price per share less than $0.70 per share, subject to certain exceptions and adjustments. The 2017 Warrants are accounted for as derivatives in accordance with FASB ASC Topic 815, Derivatives and Hedging, ("ASC 815"), and required to be classified as liabilities due to the types of anti-dilution adjustments.
We record the warrants as non-current liabilities at fair value, with the increase or decrease in fair value being recognized in earnings. The 2017 Warrants will be measured at fair value on a recurring basis until the date of exercise or the date of expiration. The 2017 Warrants had a fair value of $161.1 million at the date of issuance on March 15, 2017 and a fair value of $155.1 million on March 31, 2017. As a result, we recorded a gain of $6.0 million on revaluation of the warrants during the three months ended March 31, 2017 in "Gain on derivative financial instruments - common share warrants" on the Condensed Consolidated Statements of Operations.

7.Debt
The carrying value of our total debt is summarized as follows:

(in thousands)	March 31, 2017	December 31, 2016
EXCO Resources Credit Agreement	$—	$228,592
1.5 Lien Notes	300,000	—
Unamortized discount on 1.5 Lien Notes	(152,546)	—
1.75 Lien Term Loans	855,332	—
Unamortized discount on 1.75 Lien Term Loans	(21,009)	—
Exchange Term Loan	24,633	590,477
Fairfax Term Loan	—	300,000
2018 Notes	131,576	131,576
Unamortized discount on 2018 Notes	(449)	(520)
2022 Notes	70,169	70,169
Deferred financing costs, net	(14,924)	(11,756)
Total debt	1,192,782	1,308,538
Less amounts due within one year	50,000	50,000
Total debt due after one year	$1,142,782	$1,258,538

	March 31, 2017
(in thousands)	Carrying value	Deferred reduction in carrying value	Unamortized discount/deferred financing costs	Principal balance
EXCO Resources Credit Agreement	$—	$—	$—	$—
1.5 Lien Notes	147,454	—	152,546	300,000
1.75 Lien Term Loans	834,323	(172,578)	21,009	682,754
Exchange Term Loan	24,633	(7,387)	—	17,246
2018 Notes	131,127	—	449	131,576
2022 Notes	70,169	—	—	70,169
Deferred financing costs, net	(14,924)	—	14,924	—
Total debt	$1,192,782	$(179,965)	$188,928	$1,201,745
Terms and conditions of our debt obligations are discussed below.
EXCO Resources Credit Agreement
Concurrently with the issuance of the 1.5 Lien Notes and as a condition precedent thereto, on March 15, 2017, we amended the EXCO Resources Credit Agreement to, among other things, permit the issuance of the 1.5 Lien Notes and the exchanges of Second Lien Term Loans, reduce the borrowing base thereunder to $150.0 million and modify certain financial covenants. The next borrowing base redetermination for the EXCO Resources Credit Agreement is scheduled to occur on or around November 1, 2017. Upon the closing of the South Texas divestiture, the borrowing base under the EXCO Resources Credit Agreement will be reduced to $100.0 million until the date of the next redetermination.

The maturity date of the EXCO Resources Credit Agreement is July 31, 2018. The interest rate grid for the revolving commitment under the EXCO Resources Credit Agreement ranges from London Interbank Offered Rate ("LIBOR") plus 225 bps to 325 bps (or alternate base rate ("ABR") plus 125 bps to 225 bps), depending on our borrowing base usage.
As of March 31, 2017, we were in compliance with the financial covenants (defined in the EXCO Resources Credit Agreement), which required that:

•
our cash (as defined in the agreement) plus unused commitments under the EXCO Resources Credit Agreement cannot be less than (i) $50.0 million as of the end of a fiscal month and (ii ) $70.0 million as of the end of a fiscal quarter ("Minimum Liquidity Test"); and

•
our ratio of aggregate revolving credit exposure to consolidated EBITDAX ("Aggregate Revolving Credit Exposure Ratio") cannot exceed 1.2 to 1.0 as of the end of any fiscal quarter. Aggregate revolving credit exposure utilized in the Aggregate Revolving Credit Exposure Ratio includes borrowings and letters of credit under the EXCO Resources Credit Agreement.

In addition, we are required to maintain a ratio of consolidated EBITDAX to consolidated interest expense (“Interest Coverage Ratio”) of at least 1.75 to 1.0 for the fiscal quarter ending September 30, 2017 and 2.0 to 1.0 for fiscal quarters thereafter. The consolidated EBITDAX and consolidated interest expense utilized in this ratio are based on the most recent fiscal quarter ended multiplied by 4.0 as of September 30, 2017, the most recent two fiscal quarters ended multiplied by 2.0 as of December 31, 2017, the most recent three fiscal quarters ended multiplied by 4/3 as of March 31, 2018, and the trailing twelve month period for fiscal quarters ending thereafter. The definition of consolidated interest expense includes cash interest payments that are accounted for as reductions in the carrying amount of indebtedness in accordance with FASB ASC 470-60, Troubled Debt Restructuring by Debtors. Consolidated interest expense is limited to payments in cash, and excludes PIK Payments on the 1.5 Lien Notes and 1.75 Lien Term Loans.
1.5 Lien Notes
On March 15, 2017, we issued an aggregate of $300.0 million of 1.5 Lien Notes due March 20, 2022 to affiliates of Fairfax Financial Holdings Limited ("Fairfax"), Bluescape Resources Company LLC ("Bluescape") and Oaktree Capital Management, LP ("Oaktree"), and an unaffiliated investor. The 1.5 Lien Notes bear interest at a cash interest rate of 8% per annum, or, if we elect to make interest payments on the 1.5 Lien Notes with our common shares or, in certain circumstances, by issuing additional 1.5 Lien Notes, at an interest rate of 11% per annum. Interest is payable bi-annually on March 20 and September 20 of each year, commencing on September 20, 2017. As described in “Note 6. Derivative financial instruments,” in connection with the issuance of the 1.5 Lien Notes, we also issued the Commitment Fee Warrants and the Financing Warrants. The combined fair value of the Commitment Fee Warrants and the Financing Warrants of $148.6 million as of March 15, 2017 and $4.5 million of cash paid to certain investors who elected to receive cash in lieu of Commitment Fee Warrants was recorded as a discount to the 1.5 Lien Notes. The discount and $4.3 million of transaction costs incurred related to the transaction are being amortized to interest expense over the life of the 1.5 Lien Notes. We used the majority of the proceeds from the issuance of the 1.5 Lien Notes to repay the entire amount outstanding under the EXCO Resources Credit Agreement.
1.75 Lien Term Loans and Second Lien Term Loan Exchange
During 2015, we closed a 12.5% senior secured second lien term loan with certain affiliates of Fairfax in the aggregate principal amount of $300.0 million ("Fairfax Term Loan") and a 12.5% senior secured second lien term loan with certain unsecured noteholders in the aggregate principal amount of $400.0 million (“Exchange Term Loan" and together with the Fairfax Term Loan, "Second Lien Term Loans"). The proceeds from the Exchange Term Loan were used to repurchase a portion of the outstanding senior unsecured notes due September 15, 2018 ("2018 Notes") and senior unsecured notes due April 15, 2022 ("2022 Notes") in exchange for the holders of such notes agreeing to act as lenders in connection with the Exchange Term Loan. The exchange was accounted for as a troubled debt restructuring pursuant to FASB ASC 470-60, Troubled Debt Restructuring by Debtors. The future undiscounted cash flows from the Exchange Term Loan through its maturity were less than the carrying amounts of the retired 2018 Notes and 2022 Notes. As a result, the carrying amount of the Exchange Term Loan was adjusted to equal the total undiscounted future cash payments, including interest and principal.  All cash payments under the terms of the Exchange Term Loan, whether designated as interest or as principal amount, reduce the carrying amount and no interest expense is recognized.
In connection with the offering of the 1.5 Lien Notes, on March 15, 2017, we completed the Second Lien Term Loan Exchange whereby approximately $682.8 million in aggregate principal amount of the outstanding Second Lien Term Loans, consisting of all of the outstanding indebtedness under the Fairfax Term Loan and approximately $382.8 million in aggregate principal amount of the Exchange Term Loan, were exchanged for approximately $682.8 million in aggregate principal amount of 1.75 Lien Term Loans. As a result of the Second Lien Term Loan Exchange, the Fairfax Term Loan was deemed satisfied and paid in full and was terminated. In addition, by participating in the Second Lien Term Loan Exchange, each exchanging lender was deemed to consent to an amendment to the Second Lien Term Loans that eliminated substantially all of the restrictive covenants and events of default in the agreements governing the Second Lien Term Loans. Following the Second Lien Term Loan Exchange, the Company has approximately $17.2 million in aggregate principal amount of Second Lien Term Loans outstanding, consisting entirely of the remaining portion of the Exchange Term Loan.
The Second Lien Term Loan Exchange was accounted for as a modification of debt, and no gain or loss was recognized on the exchange. As described in “Note 6. Derivative financial instruments,” in connection with the issuance of the 1.75 Lien Term Loans, we also issued the Amendment Fee Warrants. The combined fair value of the Amendment Fee Warrants issued to the lenders of the 1.75 Lien Term Loans on March 15, 2017 of $12.6 million and $8.6 million of cash paid to the lenders who elected to receive cash in lieu of warrants was recorded as a discount to the 1.75 Lien Term Loans, and is being amortized to interest expense over the life of the loans. The transaction costs related to the Second Lien Term Loan Exchange of $6.3 million were recorded in "Gain (loss) on restructuring and extinguishment of debt" in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2017.
The 1.75 Lien Term Loans are due on October 26, 2020, bear interest at a cash rate of 12.5% per annum, or, if we elect to pay interest on the 1.75 Lien Term Loans with our common shares or, in certain circumstances, by issuing additional 1.75 Lien Term Loans, at an interest rate of 15.0% per annum.
PIK Payments under the 1.5 Lien Notes and the 1.75 Lien Term Loans
The indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans allow us to make PIK Payments subject to certain limitations. Our ability to issue common shares for the PIK Payments is restricted until the Requisite Shareholder Approval is obtained. If the Requisite Shareholder Approval is not obtained by September 30, 2017, the cash interest on the 1.5 Lien Notes shall accrue at a rate of 15.0% per annum and the interest rate for PIK Payments shall accrue at a rate of 20.0% per annum. Further, the issuance of common shares as a PIK Payment cannot result in a beneficial owner, directly or indirectly, owning more than 50% of the outstanding common stock.
Prior to December 31, 2018, provided the Requisite Shareholder Approval is obtained, we may make PIK Payments on the 1.5 Lien Notes and the 1.75 Lien Term Loans in our sole discretion. Once the Requisite Shareholder Approval is obtained, we expect to make PIK Payments on the 1.5 Lien Notes and the 1.75 Lien Term Loans throughout the remainder of 2017 and 2018. After December 31, 2018, the amount of PIK Payments we are permitted to make will depend on our level of liquidity, which, for the purposes of 1.5 Lien Notes and 1.75 Lien Term Loans, is defined as (i) the sum of (a) our unrestricted cash and cash equivalents and (b) any amounts available to be borrowed under the EXCO Resources Credit Agreement (to the extent then available) less (ii) the face amount of any letters of credit outstanding under the EXCO Resources Credit Agreement. The PIK Payment percentage after December 31, 2018 decreases from 100% to 0% as the level of liquidity increases from less than $150.0 million to greater than $225.0 million, respectively.
Covenants, events of default and other material provisions under the 1.5 Lien Notes and the 1.75 Lien Term Loans
The 1.5 Lien Notes and 1.75 Lien Term Loans are guaranteed by substantially all of EXCO’s subsidiaries, with the exception of certain non-guarantor subsidiaries and our jointly-held equity investments with Shell. The 1.5 Lien Notes and 1.75 Lien Term Loans are secured by second priority liens and third priority liens, respectively, on substantially all of EXCO’s assets and such guarantors. Subject to certain exceptions, the covenants under the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans limit our ability and the ability of our restricted subsidiaries to, among other things:

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
In addition, the indenture governing the 1.5 Lien Notes includes restrictions on our ability to incur additional indebtedness, including debt under the EXCO Resources Credit Agreement in excess of $150.0 million, among other things and subject to certain restrictions. We may incur debt under the EXCO Resources Credit Agreement up to $200.0 million if we obtain consent from holders of a majority in principal amount of the 1.5 Lien Notes. The indenture governing the 1.5 Lien

Notes and the credit agreement governing the 1.75 Lien Term Loans require that net cash proceeds of certain asset sales be used within one year to acquire or develop oil and natural gas properties or we must use the proceeds to repay, redeem or repurchase a portion of the EXCO Resources Credit Agreement, 1.5 Lien Notes or 1.75 Lien Term Loans. We intend to primarily use the proceeds from the sale of our assets in South Texas to fund the acquisition and development of oil and natural gas properties in other regions.
In connection with the offering of the 1.5 Lien Notes and the Second Lien Term Loan Exchange, we entered into an amended and restated intercreditor agreement, under which the lenders of the remaining outstanding portion of the Exchange Term Loan agreed to subordinate their security interest in the collateral to the interests of the holders of the 1.5 Lien Notes, the 1.75 Lien Term Loans and the lenders under EXCO Resources Credit Agreement. In addition, the lenders of the 1.75 Lien Term Loans agreed to subordinate their security interest in the collateral to the interests of the holders of the 1.5 Lien Notes and the lenders under the EXCO Resources Credit Agreement, and the holders of the 1.5 Lien Notes agreed to subordinate their security interest in the collateral to the lenders under the EXCO Resources Credit Agreement.
2018 Notes
The 2018 Notes are guaranteed on a senior unsecured basis by a majority of EXCO’s subsidiaries, with the exception of certain non-guarantor subsidiaries and our jointly held equity investments with Shell. Our equity investments, other than OPCO, have been designated as unrestricted subsidiaries under the indenture governing the 2018 Notes.
During 2015 and 2016, we completed exchanges and a series of open market repurchases of the 2018 Notes significantly reducing the aggregate principal amount outstanding. As of March 31, 2017, $131.6 million in principal was outstanding on the 2018 Notes. Interest accrues at 7.5% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year.
2022 Notes
The 2022 Notes were issued at 100.0% of the principal amount and bear interest at a rate of 8.5% per annum, payable in arrears on April 15 and October 15 of each year. During 2015 and 2016, we completed exchanges and a series of open market repurchases of the 2022 Notes significantly reducing the aggregate principal amount outstanding. As of March 31, 2017, $70.2 million was outstanding on the 2022 Notes.
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
During the three months ended March 31, 2017 and 2016 there were no changes in the fair value level classifications, except that the Exchange Term Loan was reclassified to Level 3.

Fair value of derivative financial instruments
The following table presents a summary of the estimated fair value of our derivative financial instruments as of March 31, 2017 and December 31, 2016.

	March 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative financial instruments - commodity derivatives	$—	$(7,702)	$—	$(7,702)
Derivative financial instruments - common share warrants	—	(155,136)	—	(155,136)
	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative financial instruments - commodity derivatives	$—	$(27,693)	$—	$(27,693)
Derivative financial instruments - commodity derivatives
We evaluate commodity derivative assets and liabilities in accordance with master netting agreements with the derivative counterparties, but report them on a gross basis in our Condensed Consolidated Balance Sheets. Net commodity derivative asset values are determined primarily by quoted futures prices and utilization of the counterparties’ credit-adjusted risk-free rate curves and net commodity derivative liabilities are determined by utilization of our credit-adjusted risk-free rate curve. The credit-adjusted risk-free rates of our counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties’ debt plus the LIBOR curve as of the end of the reporting period. Our credit-adjusted risk-free rate is based on the blended rate of independent market-quoted credit default swap rate curves for companies that have the same credit rating as us plus the LIBOR curve as of the end of the reporting period.
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
The fair value of our commodity derivative financial instruments may be different from the settlement value based on company-specific inputs, such as credit ratings, futures markets and forward curves, and readily available buyers or sellers.
Derivative financial instruments - common share warrants
The liability attributable to our common share warrants as of the issuance date and the end of each reporting period was measured using the Black-Scholes model based on inputs including our share price, volatility, expected remaining life and the risk-free rate of return. The implied rates of volatility were determined based on historical prices of our common shares over a period consistent with the expected remaining life. Common share warrants are measured at fair value on a recurring basis until the date of exercise or the date of expiration.
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

The estimated fair values of our senior notes and term loans are presented below. The estimated fair values of the 2018 Notes and 2022 Notes have been calculated based on quoted prices in active markets. The estimated fair value of the 1.5 Lien Notes has been calculated based on quoted prices obtained from third-party pricing sources and is classified as Level 3. The estimated fair value of the 1.75 Lien Term Loans has been calculated based on a discounted cash flow model and is classified as Level 3. The 2017 Warrants are considered freestanding financial instruments and are not considered in the determination of the fair value of the 1.5 Lien Notes and 1.75 Lien Term Loans. The estimated fair value of the Exchange Term Loan was calculated based on quoted prices obtained from third-party sources and classified as Level 2 during 2016. During the three months ended March 31, 2017, we reclassified the fair value of the Exchange Term Loan into Level 3 due to the lack of market activity and significant observable inputs. See "Note 7. Debt" for the carrying value and the principal balance of each debt instrument included in the table below.

	March 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
1.5 Lien Notes	$—	$—	$290,625	$290,625
1.75 Lien Term Loans	—	—	547,569	547,569
Exchange Term Loan	—	—	12,935	12,935
2018 Notes	91,199	—	—	91,199
2022 Notes	36,094	—	—	36,094
	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Exchange Term Loan	$—	$294,000	$—	$294,000
Fairfax Term Loan	—	222,000	—	222,000
2018 Notes	79,028	—	—	79,028
2022 Notes	35,260	—	—	35,260

9.Income taxes

We evaluate our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and apply this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. We have accumulated financial deferred tax assets primarily due to losses arising from impairments to the carrying value of our oil and natural gas properties that are subject to valuation allowances. Our valuation allowances decreased $2.9 million for the three months ended March 31, 2017. As a result of cumulative financial operating losses, we have recognized net valuation allowances of approximately $1.4 billion that have fully offset our net deferred tax assets as of March 31, 2017. The valuation allowances will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized. The valuation allowances do not impact future utilization of the underlying tax attributes. The utilization of our net operating loss carryforwards ("NOLs") to offset taxable income in future periods may be limited if we undergo an ownership change based on the criteria in Section 382 of the Internal Revenue Code.

10.Related party transactions

OPCO

OPCO serves as the operator of our wells in the Appalachia JV and we advance funds to OPCO on an as needed basis. We did not advance any funds to OPCO during three months ended March 31, 2017 or 2016. OPCO may distribute any excess cash equally between us and Shell when its operating cash flows are sufficient to meet its capital requirements. There are service agreements between us and OPCO whereby we provide administrative and technical services for which we are reimbursed. For the three months ended March 31, 2017 and 2016, these transactions included the following:

	Three Months Ended March 31,
(in thousands)	2017	2016
Amounts received from OPCO	$1,921	$5,119

As of March 31, 2017 and December 31, 2016, the amounts owed were as follows:

(in thousands)	March 31, 2017	December 31, 2016
Amounts due to EXCO (1)	$558	$618
Amounts due from EXCO (1)	9,901	13,624

(1)
Advances to OPCO are recorded in "Other current assets" in our Condensed Consolidated Balance Sheets. Any amounts we owe to OPCO are netted against the advance until the advances are utilized. If the advances are fully utilized, we record amounts owed in "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheets.

ESAS

We have a services and investment agreement with ESAS, a wholly owned subsidiary of Bluescape. C. John Wilder, Executive Chairman of Bluescape, is the Executive Chairman of our Board of Directors. As consideration for the services provided under the agreement, EXCO pays ESAS a monthly fee of $300,000 and an annual incentive payment of up to $2.4 million per year that is based on EXCO’s common share price achieving certain performance hurdles as compared to a peer group. Amounts due to ESAS are recorded in "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheets. We did not make an accrual for the annual incentive payment at March 31, 2017 or December 31, 2016 as a result of EXCO's performance rank.

In connection with the services and investment agreement, EXCO issued warrants to ESAS in four tranches representing the right to purchase an aggregate of 80,000,000 common shares. These warrants may become exercisable in the future if our common shares achieve certain performance metrics compared to a peer group as of March 31, 2019. The measurement of the warrants is accounted for in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the warrants to be re-measured each interim reporting period until the completion of the services on March 31, 2019 and an adjustment is recorded in the statement of operations within equity-based compensation expense. For the three months ended March 31, 2017 and 2016, we recognized income of $3.6 million and expense of $2.0 million, respectively, of equity-based compensation related to the warrants. The income recorded during the three months ended March 31, 2017 was due to a significant decrease in the fair value of the warrants primarily as a result of a decrease in the Company's share price.

ESAS holds $70.0 million in aggregate principal amount of 1.5 Lien Notes and $47.9 million in aggregate principal amount of 1.75 Lien Term Loans, as well as Financing Warrants representing the right to purchase an aggregate of 75,268,818 common shares at an exercise price equal to $0.93 per share. ESAS received a consent fee of $1.6 million in cash for exchanging its interest in the Exchange Term Loan, and a commitment fee of $2.1 million in cash in connection with the issuance of the 1.5 Lien Notes. At March 31, 2017, ESAS was the beneficial owner of approximately 6.5% of our outstanding common shares based on public filings with the SEC. During the three months ended March 31, 2017, ESAS received $1.2 million of interest payments on the Exchange Term Loan.

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

Fairfax

Samuel Mitchell, a member of our Board of Directors, serves as a Managing Director of Hamblin Watsa Investment Counsel Ltd. ("Hamblin Watsa"), the investment manager of Fairfax and certain affiliates thereof, and certain affiliates of Fairfax hold, directly or indirectly, $151.0 million in aggregate principal amount of 1.5 Lien Notes and $412.1 million in aggregate principal amount of 1.75 Lien Term Loans, as well as Financing Warrants representing the right to purchase an aggregate of 162,365,599 common shares at an exercise price equal to $0.93 per share, Commitment Fee Warrants representing the right to purchase an aggregate of 6,471,433 common shares at an exercise price equal to $0.01 per share and Amendment Fee Warrants representing the right to purchase an aggregate of 19,412,035 common shares at an exercise price equal to $0.01 per share. At March 31, 2017, Fairfax was the beneficial owner of approximately 9.7% of our outstanding common shares based on public filings with the SEC. During the three months ended March 31, 2017, Fairfax received $10.6 million of interest payments on the Fairfax Term Loan and the Exchange Term Loan.

Oaktree

B. James Ford, a member of our Board of Directors, serves as a Senior Adviser of Oaktree. Certain affiliates of Oaktree hold, directly or indirectly, $39.5 million in aggregate principal amount of 1.5 Lien Notes and warrants representing the right to purchase an aggregate of 42,473,119 common shares at an exercise price equal to $0.93 per share. In addition, Oaktree also received a commitment fee of $1.2 million in cash in connection with the issuance of the 1.5 Lien Notes. At March 31, 2017, Oaktree was the beneficial owner of approximately 10.9% of our outstanding common shares based on public filings with the SEC.

11.Condensed consolidating financial statements

As of March 31, 2017, the majority of EXCO’s subsidiaries were guarantors under the EXCO Resources Credit Agreement, the indenture governing the 1.5 Lien Notes, the credit agreement governing the 1.75 Lien Term Loans and the indentures governing the 2018 Notes and 2022 Notes. All of our unrestricted subsidiaries under the 1.5 Lien Notes, 1.75 Lien Term Loans and the indentures governing the 2018 Notes and 2022 Notes are considered non-guarantor subsidiaries.
Set forth below are condensed consolidating financial statements of EXCO, the guarantor subsidiaries and the non-guarantor subsidiaries. The 1.5 Lien Notes, 1.75 Lien Term Loans, 2018 Notes and 2022 Notes, which were issued by EXCO Resources, Inc., are jointly and severally guaranteed by substantially all of our subsidiaries (referred to as Guarantor Subsidiaries). For purposes of this footnote, EXCO Resources, Inc. is referred to as Resources to distinguish it from the Guarantor Subsidiaries. Each of the Guarantor Subsidiaries is a 100% owned subsidiary of Resources and the guarantees are unconditional as they relate to the assets of the Guarantor Subsidiaries.
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

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
March 31, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$43,025	$(10,996)	$—	$—	$32,029
Restricted cash	—	15,595	—	—	15,595
Other current assets	6,117	59,084	—	—	65,201
Total current assets	49,142	63,683	—	—	112,825
Equity investments	—	—	24,682	—	24,682
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	101,944	—	—	101,944
Proved developed and undeveloped oil and natural gas properties	332,401	2,620,878	—	—	2,953,279
Accumulated depletion	(330,776)	(2,382,671)	—	—	(2,713,447)
Oil and natural gas properties, net	1,625	340,151	—	—	341,776
Other property and equipment, net	507	22,898	—	—	23,405
Investments in and advances to affiliates, net	440,865	—	—	(440,865)	—
Deferred financing costs, net	4,205	—	—	—	4,205
Derivative financial instruments - commodity derivatives	662	—	—	—	662
Goodwill	13,293	149,862	—	—	163,155
Total assets	$510,299	$576,594	$24,682	$(440,865)	$670,710
Liabilities and shareholders' equity
Current liabilities	$73,639	$147,578	$—	$—	$221,217
Long-term debt	1,142,782	—	—	—	1,142,782
Derivative financial instruments - common share warrants	155,136	—	—	—	155,136
Other long-term liabilities	4,185	12,833	—	—	17,018
Payable to parent	—	2,344,583	—	(2,344,583)	—
Total shareholders' equity	(865,443)	(1,928,400)	24,682	1,903,718	(865,443)
Total liabilities and shareholders' equity	$510,299	$576,594	$24,682	$(440,865)	$670,710

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,610	$(15,542)	$—	$—	$9,068
Restricted cash	—	11,150	—	—	11,150
Other current assets	6,463	83,936	—	—	90,399
Total current assets	31,073	79,544	—	—	110,617
Equity investments	—	—	24,365	—	24,365
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	97,080	—	—	97,080
Proved developed and undeveloped oil and natural gas properties	331,823	2,608,100	—	—	2,939,923
Accumulated depletion	(330,776)	(2,371,469)	—	—	(2,702,245)
Oil and natural gas properties, net	1,047	333,711	—	—	334,758
Other property and equipment, net	568	23,093	—	—	23,661
Investments in and advances to affiliates, net	430,168	—	—	(430,168)	—
Deferred financing costs, net	4,376	—	—	—	4,376
Derivative financial instruments - commodity derivatives	482	—	—	—	482
Goodwill	13,293	149,862	—	—	163,155
Total assets	$481,007	$586,210	$24,365	$(430,168)	$661,414
Liabilities and shareholders' equity
Current liabilities	$90,671	$167,692	$—	$—	$258,363
Long-term debt	1,258,538	—	—	—	1,258,538
Other long-term liabilities	3,704	12,715	—	—	16,419
Payable to parent	—	2,337,585	—	(2,337,585)	—
Total shareholders' equity	(871,906)	(1,931,782)	24,365	1,907,417	(871,906)
Total liabilities and shareholders' equity	$481,007	$586,210	$24,365	$(430,168)	$661,414

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended March 31, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$69,356	$—	$—	$69,356
Purchased natural gas and marketing	—	7,173	—	—	7,173
Total revenues	—	76,529	—	—	76,529
Costs and expenses:
Oil and natural gas production	—	11,933	—	—	11,933
Gathering and transportation	—	27,353	—	—	27,353
Purchased natural gas	—	6,452	—	—	6,452
Depletion, depreciation and amortization	61	11,447	—	—	11,508
Impairment of oil and natural gas properties	—	—	—	—	—
Accretion of discount on asset retirement obligations	—	212	—	—	212
General and administrative	(10,667)	15,082	—	—	4,415
Other operating items	398	671	—	—	1,069
Total costs and expenses	(10,208)	73,150	—	—	62,942
Operating income	10,208	3,379	—	—	13,587
Other income (expense):
Interest expense, net	(19,952)	—	—	—	(19,952)
Gain on derivative financial instruments - commodity derivatives	15,533	—	—	—	15,533
Gain on derivative financial instruments - common share warrants	6,004	—	—	—	6,004
Loss on restructuring and extinguishment of debt	(6,272)	—	—	—	(6,272)
Other income	1	3	—	—	4
Equity income	—	—	317	—	317
Net income from consolidated subsidiaries	3,699	—	—	(3,699)	—
Total other income (expense)	(987)	3	317	(3,699)	(4,366)
Income before income taxes	9,221	3,382	317	(3,699)	9,221
Income tax expense	1,028	—	—	—	1,028
Net income	$8,193	$3,382	$317	$(3,699)	$8,193

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended March 31, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$51,649	$—	$—	$51,649
Purchased natural gas and marketing	—	4,441	—	—	4,441
Total revenues	—	56,090	—	—	56,090
Costs and expenses:
Oil and natural gas production	3	14,115	—	—	14,118
Gathering and transportation	—	25,105	—	—	25,105
Purchased natural gas	—	5,966	—	—	5,966
Depletion, depreciation and amortization	119	28,882	—	—	29,001
Impairment of oil and natural gas properties	547	134,052	—	—	134,599
Accretion of discount on asset retirement obligations	—	912	—	—	912
General and administrative	(3,967)	14,864	—	—	10,897
Other operating items	(407)	597	—	—	190
Total costs and expenses	(3,705)	224,493	—	—	220,788
Operating income (loss)	3,705	(168,403)	—	—	(164,698)
Other income (expense):
Interest expense, net	(19,257)	—	—	—	(19,257)
Gain on derivative financial instruments - commodity derivatives	16,591	—	—	—	16,591
Gain on extinguishment of debt	45,114	—	—	—	45,114
Other income	2	10	—	—	12
Equity loss	—	—	(7,910)	—	(7,910)
Net loss from consolidated subsidiaries	(176,303)	—	—	176,303	—
Total other income (expense)	(133,853)	10	(7,910)	176,303	34,550
Loss before income taxes	(130,148)	(168,393)	(7,910)	176,303	(130,148)
Income tax expense	—	—	—	—	—
Net loss	$(130,148)	$(168,393)	$(7,910)	$176,303	$(130,148)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the three months ended March 31, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(12,106)	$17,302	$—	$—	$5,196
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(271)	(11,586)	—	—	(11,857)
Restricted cash	—	(4,445)	—	—	(4,445)
Net changes in amounts due to joint ventures	—	(3,723)	—	—	(3,723)
Advances/investments with affiliates	(6,998)	6,998	—	—	—
Net cash used in investing activities	(7,269)	(12,756)	—	—	(20,025)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	25,000	—	—	—	25,000
Repayments under EXCO Resources Credit Agreement	(253,592)	—	—	—	(253,592)
Proceeds received from issuance of 1.5 Lien Notes, net	295,530	—	—	—	295,530
Payments on Exchange Term Loan	(10,512)	—	—	—	(10,512)
Debt financing costs and other	(18,636)	—	—	—	(18,636)
Net cash provided by financing activities	37,790	—	—	—	37,790
Net increase in cash	18,415	4,546	—	—	22,961
Cash at beginning of period	24,610	(15,542)	—	—	9,068
Cash at end of period	$43,025	$(10,996)	$—	$—	$32,029

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the three months ended March 31, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$7,762	$20,219	$—	$—	$27,981
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(428)	(32,058)	—	—	(32,486)
Restricted cash	—	(5,184)	—	—	(5,184)
Net changes in amounts due to joint ventures	—	1,001	—	—	1,001
Advances/investments with affiliates	(24,343)	24,343	—	—	—
Net cash used in investing activities	(24,771)	(11,898)	—	—	(36,669)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	297,897	—	—	—	297,897
Repayments under EXCO Resources Credit Agreement	(232,397)	—	—	—	(232,397)
Payment on Exchange Term Loan	(12,639)	—	—	—	(12,639)
Repurchases of senior unsecured notes	(7,863)	—	—	—	(7,863)
Debt financing costs and other	(2,341)	—	—	—	(2,341)
Net cash provided by financing activities	42,657	—	—	—	42,657
Net increase in cash	25,648	8,321	—	—	33,969
Cash at beginning of period	34,296	(22,049)	—	—	12,247
Cash at end of period	$59,944	$(13,728)	$—	$—	$46,216

12.Subsequent events

On April 7, 2017, we entered into a definitive agreement with Venado to divest our oil and natural gas properties and surface acreage in South Texas. The purchase price of $300.0 million is subject to customary closing conditions and adjustments based on an effective date of January 1, 2017. Concurrently with the execution of the agreement, Venado made a deposit of $30.0 million with a third party escrow agent. During the three months ended March 31, 2017, these properties produced approximately 4.0 Mboe per day and revenues less direct operating expenses were $10.7 million. The Company expects the transaction to close in early June 2017; however, no assurance can be given as to outcome or timing of such transaction. We intend to use the proceeds to fund the acquisition and development of oil and natural gas properties in other regions.

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
Forward-looking statements
This Quarterly Report on Form 10-Q contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). These forward-looking statements relate to, among other things, the following:

•	our future financial and operating performance and results;

•	our business strategy;

•	market prices;

•	our future use of commodity derivative financial instruments; and

•	our plans and forecasts.

We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “potential,” “project,” “budget” and other similar words to identify forward-looking statements. The statements that contain these words should be read carefully because they discuss future expectations, contain projections of results of operations or our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise any forward-looking statements, except as required by applicable securities laws. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, including, but not limited to:

•	fluctuations in the prices of oil and natural gas;

•	the availability of oil and natural gas;

•
future capital requirements and availability of financing, including limitations on our ability to incur certain types of indebtedness under our debt agreements and to refinance or replace existing debt obligations as they mature;

•	our ability to meet our current and future debt service obligations, including our ability to maintain compliance with our debt covenants;

•	disruption of credit and capital markets and the ability of financial institutions to honor their commitments;

•	estimates of reserves and economic assumptions, including estimates related to acquisitions and dispositions of oil and natural gas properties;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	exploratory risks, including those related to our activities in shale formations;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	outcome of divestitures of non-core assets, including the expected sale of our assets in the South Texas region;

•	cash flow and Liquidity;

•	our ability to enter into transactions as a result of our credit rating, including commodity derivatives with financial institutions and services with vendors;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	availability of water, sand and other materials for drilling and completion activities;

•	marketing of oil and natural gas;

•	political and economic conditions and events in oil-producing and natural gas-producing countries;

•	title to our properties;

•	litigation;

•	competition;

•	our ability to attract and retain key personnel;

•	general economic conditions, including costs associated with drilling and operations of our properties;

•	our ability to comply with the listing requirements of, and maintain the listing of our common shares on, the New York Stock Exchange ("NYSE");

•
environmental or other governmental regulations, including legislation to reduce emissions of greenhouse gases, legislation of derivative financial instruments, regulation of hydraulic fracture stimulation and elimination of income tax incentives available to our industry;

•	receipt and collectability of amounts owed to us by purchasers of our production and counterparties to our commodity derivative financial instruments;

•	decisions whether or not to enter into commodity derivative financial instruments;

•	potential acts of terrorism;

•	our ability to manage joint ventures with third parties, including the resolution of any material disagreements and our partners’ ability to satisfy obligations under these arrangements;

•	actions of third party co-owners of interests in properties in which we also own an interest;

•	fluctuations in interest rates;

•	our ability to effectively integrate companies and properties that we acquire;

•	our ability to execute our business strategies and other corporate actions;

•	outcome of shareholder approvals related to the warrants and issuance of common shares in connection with the 1.5 Lien Notes and 1.75 Lien Term Loans;

•	decisions and our ability to pay interest on the 1.5 Lien Notes and 1.75 Lien Term Loans in cash, common shares or additional indebtedness; and

•	our ability to continue as a going concern.
We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. We caution users of the financial statements not to place undue reliance on any forward-looking statements. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q, and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission ("SEC") on March 16, 2017 ("2016 Form 10-K").

Our revenues, operating results and financial condition depend substantially on prevailing prices for oil and natural gas and the availability of capital from our credit agreement ("EXCO Resources Credit Agreement") and other sources. Declines in oil or natural gas prices may have a material adverse effect on our financial condition, Liquidity, results of operations, the amount of oil or natural gas that we can produce economically and the ability to fund our operations. Historically, oil and natural gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.

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
Like all oil and natural gas exploration and production companies, we face the challenge of natural production declines. We attempt to offset the impact of this natural decline by implementing drilling and exploitation projects to identify and develop additional reserves and by adding reserves through leasing and undeveloped acreage acquisition opportunities. Our liquidity, which we define as cash and restricted cash plus the unused borrowing base under the EXCO Resources Credit Agreement ("Liquidity") and ability to maintain compliance with debt covenants have been negatively impacted by the prolonged depressed oil and natural gas price environment, levels of indebtedness, and gathering, transportation and certain other commercial contracts. See "Note 1. Organization and basis of presentation" in the Notes to our Condensed Consolidated Financial Statements and "Our Liquidity, capital resources and capital commitments" section for further discussion regarding factors that raise substantial doubt about our ability to continue as a going concern.

Recent developments

South Texas Divestiture

On April 7, 2017, we entered into a definitive agreement with a subsidiary of Venado Oil and Gas, LLC ("Venado") to divest our oil and natural gas properties and surface acreage in South Texas. The purchase price of $300.0 million is subject to customary closing conditions and adjustments based on an effective date of January 1, 2017. Concurrently with the execution of the agreement, Venado made a deposit of $30.0 million with a third party escrow agent. During the three months ended March 31, 2017, these properties produced approximately 4.0 Mboe per day and revenues less direct operating expenses were $10.7 million. The Company expects the transaction to close in early June 2017; however, no assurance can be given as to outcome or timing of such transaction. We intend to use the proceeds to fund the acquisition and development of oil and natural gas properties in other regions.

Recent Financing Transaction

On March 15, 2017, we closed a series of transactions intended to improve our Liquidity and capital structure. This included the issuance of $300.0 million in aggregate principal amount of 1.5 lien notes due March 20, 2022 ("1.5 Lien Notes"), exchange of $682.8 million in aggregate principal amount of our senior secured second lien term loans due October 26, 2020 ("Second Lien Term Loans") for a like amount of senior 1.75 lien term loans due October 26, 2020 ("1.75 Lien Term Loans" and such exchange the "Second Lien Term Loan Exchange") and issuance of warrants to purchase our common shares ("2017 Warrants"). Under the terms of the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans, we may, at our discretion prior to December 31, 2018 and subject to certain limitations thereafter, make interest payments in common shares (subject to the receipt of the Requisite Shareholder Approval, as defined in the "Our Liquidity, capital resources and capital commitments" section below), additional indebtedness (such interest payments in common shares or additional indebtedness, "PIK Payments") or cash. The transaction fees paid to the lenders included a combination of cash and warrants to purchase our common shares. The 1.5 Lien Notes were issued to affiliates of Fairfax Financial Holdings Limited ("Fairfax"), Bluescape Resources Company LLC ("Bluescape") and Oaktree Capital Management, LP ("Oaktree"), as well as an unaffiliated lender.

The proceeds from the 1.5 Lien Notes were primarily utilized to repay outstanding indebtedness under the EXCO Resources Credit Agreement. In connection with these transactions, the EXCO Resources Credit Agreement was amended to reduce the borrowing base to $150.0 million, permit the issuance of the 1.5 Lien Notes and the exchange of Second Lien Term Loans, and modify certain financial covenants. Upon the closing of the South Texas divestiture, the borrowing base under the EXCO Resources Credit Agreement will be reduced to $100.0 million. The next borrowing base redetermination for the EXCO Resources Credit Agreement is scheduled to occur on or around November 1, 2017. See further discussion of these transactions as part of "Note 7. Debt" in the Notes to our Condensed Consolidated Financial Statements.

Critical accounting policies

We consider accounting policies related to our estimates of proved reserves, oil and natural gas properties, derivatives, business combinations, equity-based compensation, goodwill, revenue recognition, asset retirement obligations and income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used. These policies and others are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in EXCO's 2016 Form 10-K.

Our results of operations

A summary of key financial data for the three months ended March 31, 2017 and 2016 related to our results of operations is presented below:

	Three Months Ended March 31,		Quarter to quarter change
(dollars in thousands, except per unit prices)	2017	2016
Production:
Oil (Mbbls)	331	550	(219)
Natural gas (Mmcf)	19,723	23,535	(3,812)
Total production (Mmcfe) (1)	21,709	26,835	(5,126)
Average daily production (Mmcfe)	241	295	(54)
Revenues before commodity derivative financial instrument activities:
Oil	$16,192	$15,483	$709
Natural gas	53,164	36,166	16,998
Total oil and natural gas revenues	69,356	51,649	17,707
Purchased natural gas and marketing	7,173	4,441	2,732
Total revenues	$76,529	$56,090	$20,439
Commodity derivative financial instruments:
Gain on derivative financial instruments - commodity derivatives	$15,533	$16,591	$(1,058)
Average sales price (before cash settlements of commodity derivative financial instruments):
Oil (per Bbl)	$48.92	$28.15	$20.77
Natural gas (per Mcf)	2.70	1.54	1.16
Natural gas equivalent (per Mcfe)	3.19	1.92	1.27
Costs and expenses:
Oil and natural gas operating costs	$8,498	$9,478	$(980)
Production and ad valorem taxes	3,435	4,640	(1,205)
Gathering and transportation	27,353	25,105	2,248
Purchased natural gas	6,452	5,966	486
Depletion	11,202	28,606	(17,404)
Depreciation and amortization	306	395	(89)
General and administrative (2)	4,415	10,897	(6,482)
Interest expense, net	19,952	19,257	695
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$0.39	$0.35	$0.04
Production and ad valorem taxes	0.16	0.17	(0.01)
Gathering and transportation	1.26	0.94	0.32
Depletion	0.52	1.07	(0.55)
Depreciation and amortization	0.01	0.01	—
Net income (loss) (3)	$8,193	$(130,148)	$138,341

(1)	Mmcfe is calculated by converting one barrel of oil into six Mcf of natural gas.

(2)	Equity-based compensation included in general and administrative expense was income of $2.4 million and expense of $3.8 million for the three months ended March 31, 2017 and 2016, respectively.

(3)
Net loss for the three months ended March 31, 2016 included $134.6 million of impairments of oil and natural gas properties. See "Note 4. Oil and natural gas properties" in the Notes to our Condensed Consolidated Financial Statements for further discussion. Net loss for the three months ended March 31, 2016 was partially offset by a net gain on extinguishment of debt of $45.1 million.

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2017 and 2016. The comparability of our results of operations for the three months ended March 31, 2017 and 2016 was affected by:

•	fluctuations in oil and natural gas prices, which impact our oil and natural gas reserves, revenues, cash flows and net income or loss;

•	impairments of our oil and natural gas properties during 2016;

•	asset impairments and other non-recurring costs;

•	mark-to-market gains and losses from our derivative financial instruments;

•	changes in proved reserves and production volumes and their impact on depletion;

•	the sale of our shallow conventional assets in Appalachia and the settlement of the litigation with our Eagle Ford shale joint venture partner during 2016;

•	the impact of declining natural gas production volumes from our reduced drilling activities;

•
significant changes in our capital structure as a result of transactions in 2017 and 2016, including the issuance of the 1.5 Lien Notes and 1.75 Lien Term Loans on March 15, 2017 and repurchases of our 7.5% senior unsecured notes due September 15, 2018 ("2018 Notes") and our 8.5% senior unsecured notes due April 15, 2022 ("2022 Notes") during 2016;

•	changes in general and administrative expenses as a result of legal and advisory fees incurred in connection with the restructuring of our balance sheet; and

•	the reductions in our workforce that occurred during 2016.
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

Oil and natural gas production, revenues and prices
The following table presents our production, revenue and average sales prices for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016			Quarter to quarter change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
North Louisiana	12,038	$33,174	$2.76	13,759	$22,066	$1.60	(1,721)	$11,108	$1.16
East Texas	4,785	14,035	2.93	5,744	10,658	1.86	(959)	3,377	1.07
South Texas	2,166	15,341	7.08	3,554	13,914	3.92	(1,388)	1,427	3.16
Appalachia and other	2,720	6,806	2.50	3,778	5,011	1.33	(1,058)	1,795	1.17
Total	21,709	$69,356	$3.19	26,835	$51,649	$1.92	(5,126)	$17,707	$1.27
Production for the three months ended March 31, 2017 decreased by 5.1 Bcfe, or 19% as compared with the same period in 2016. Significant components of the changes in production were a result of:

•
decreased production of 1.7 Bcfe for the three months ended March 31, 2017 in the North Louisiana region, primarily due to production declines. We drilled 4 gross (3.5 net) wells during the three months ended March 31, 2017, which are expected to turn-to-sales in the second quarter of 2017.

•
decreased production of 1.0 Bcfe for the three months ended March 31, 2017 in the East Texas region, primarily due to production declines as we have not turned an operated well to sales in the region since the first quarter of 2016.

•
decreased production of 1.4 Bcfe for the three months ended March 31, 2017 in the South Texas region, primarily due to production declines as we have not turned a well to sales in the region since late 2015. In addition, we incurred higher downtime during the three months ended March 31, 2017 associated with the repairs of a third-party central production and storage facility. On April 7, 2017, we entered into a definitive agreement to divest our oil and natural gas properties and surface acreage in South Texas. The Company expects the transaction to close in early June 2017; however, no assurance can be given as to outcome or timing of such transaction.

•
decreased production of 1.1 Bcfe for the three months ended March 31, 2017 in the Appalachia region, primarily due to the sale of our interests in shallow conventional assets in 2016 and production declines, partially offset by lower shut-in volumes. Production during the three months ended March 31, 2016 was impacted by approximately 0.7 Bcfe of shut-in volumes due to low regional natural gas prices.

Oil and natural gas revenues for the three months ended March 31, 2017 increased by $17.7 million, or 34%, as compared with the same period in 2016. The increase in revenues was primarily the result of an increase in oil and natural gas prices partially offset by lower oil and natural gas production. Our average natural gas sales price increased 75% to $2.70 per Mcf for the three months ended March 31, 2017 from $1.54 per Mcf for the three months ended March 31, 2016, primarily due to higher market prices and improved regional differentials in the Appalachia region. Our average sales price of oil per Bbl increased 74% to $48.92 per Bbl for the three months ended March 31, 2017 from $28.15 per Bbl for the three months ended March 31, 2016, primarily due to higher market prices.
Purchased natural gas and marketing revenues
Purchased natural gas and marketing revenues include revenues we receive as a result of selling natural gas purchased from third parties and marketing fees we receive from third parties. Purchased natural gas and marketing revenues for the three months ended March 31, 2017 increased by $2.7 million, or 62%, as compared with the same period in 2016. The increase was primarily due to higher natural gas prices and marketing fees charged to third parties beginning in September 2016, partially offset by lower volumes purchased.

Oil and natural gas operating costs
The following tables present our operating costs for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016			Quarter to quarter change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$3,029	$342	$3,371	$2,910	$41	$2,951	$119	$301	$420
East Texas	1,220	572	1,792	1,156	146	1,302	64	426	490
South Texas	2,864	2	2,866	3,558	188	3,746	(694)	(186)	(880)
Appalachia and other	469	—	469	1,479	—	1,479	(1,010)	—	(1,010)
Total	$7,582	$916	$8,498	$9,103	$375	$9,478	$(1,521)	$541	$(980)

	Three Months Ended March 31,
	2017			2016			Quarter to quarter change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$0.25	$0.03	$0.28	$0.21	$—	$0.21	$0.04	$0.03	$0.07
East Texas	0.25	0.12	0.37	0.20	0.03	0.23	0.05	0.09	0.14
South Texas	1.32	—	1.32	1.00	0.05	1.05	0.32	(0.05)	0.27
Appalachia and other	0.17	—	0.17	0.39	—	0.39	(0.22)	—	(0.22)
Total	$0.35	$0.04	$0.39	$0.34	$0.01	$0.35	$0.01	$0.03	$0.04

Oil and natural gas operating costs for the three months ended March 31, 2017 decreased by $1.0 million, or 10% as compared with the same period in 2016. The decrease was primarily due to the sale of our conventional assets in the Appalachia region during 2016, including the associated reductions in our workforce. Oil and natural gas operating costs increased from $0.35 per Mcfe for the three months ended March 31, 2016 to $0.39 for the three months ended March 31, 2017, primarily due to declining production.
Gathering and transportation
Gathering and transportation expenses for the three months ended March 31, 2017 increased by $2.2 million, or 9%, as compared with the same period in 2016. The increase was primarily due to gathering expenses in connection with taking our gas in-kind from certain third-party operated wells in the North Louisiana region during 2016, and higher variable gathering costs on volumes from wells turned-to-sales in North Louisiana in the second and third quarters of 2016. Gathering and transportation expenses were $1.26 per Mcfe for the three months ended March 31, 2017 as compared to $0.94 per Mcfe for the same period in 2016. The increase was primarily due to lower volumes in relation to fixed costs under gathering and firm transportation contracts in the East Texas and North Louisiana regions.
Purchased natural gas expenses
Purchased natural gas expenses are purchases of natural gas from third parties plus the related costs of transportation. Purchased natural gas expenses for the three months ended March 31, 2017 increased by $0.5 million, or 8%, as compared with the same period in 2016. The increase was primarily due to higher purchase prices partially offset by lower volumes purchased.
Production and ad valorem taxes

The following table presents our production and ad valorem taxes on a percentage of revenue basis and per Mcfe basis for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
North Louisiana	$1,592	4.8%	$0.13	$2,127	9.6%	$0.15
East Texas	332	2.4%	0.07	350	3.3%	0.06
South Texas	1,395	9.1%	0.64	2,079	14.9%	0.58
Appalachia and other	116	1.7%	0.04	84	1.7%	0.02
Total	$3,435	5.0%	$0.16	$4,640	9.0%	$0.17
Production and ad valorem taxes for the three months ended March 31, 2017 decreased by $1.2 million, or 26%, as compared with the same period in 2016, primarily due to lower volumes and lower severance tax rates in Louisiana, which decreased from $0.158 per Mcf to $0.098 per Mcf in July 2016, and lower ad valorem taxes in South Texas. The decrease was partially offset by higher commodity prices. The higher commodity prices primarily impacted properties located in Texas because production taxes are based on a fixed percentage of gross value of production sold.
Depletion, depreciation and amortization
Depletion, depreciation and amortization for the three months ended March 31, 2017 decreased from the same period in 2016 primarily due to a decrease in depletion expense of $17.4 million, or 61%. On a per Mcfe basis, the depletion rate for the three months ended March 31, 2017 was $0.52 per Mcfe, compared with $1.07 per Mcfe in the same period in 2016. The decrease in depletion expense was primarily due to a decrease in production and the depletion rate. The decrease in the depletion rate was primarily due to the impairments of our oil and natural gas properties during 2016, which lowered our depletable base.
Impairment of oil and natural gas properties
We did not record an impairment to our oil and natural gas properties for the three months ended March 31, 2017 and we recorded an impairment of $134.6 million for the three months ended March 31, 2016. The impairment for the three months ended March 31, 2016 was primarily due to the significant decline in oil and natural gas prices. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.
General and administrative
The following table presents our general and administrative expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016	Quarter to quarter change
General and administrative expenses:
Gross general and administrative expenses	$12,297	$13,928	$(1,631)
Technical services and service agreement charges	(1,394)	(2,327)	933
Operator overhead reimbursements	(3,381)	(3,511)	130
Capitalized salaries	(725)	(1,006)	281
General and administrative expenses, excluding equity-based compensation	6,797	7,084	(287)
Gross equity-based compensation	(2,026)	4,073	(6,099)
Capitalized equity-based compensation	(356)	(260)	(96)
General and administrative expenses	$4,415	$10,897	$(6,482)
General and administrative expenses for the three months ended March 31, 2017 decreased by $6.5 million, or 59%, compared with the same period in 2016. Significant components of the changes in general and administrative expenses were a result of:

•	decreased personnel costs of $1.0 million for the three months ended March 31, 2017 primarily due to reductions in our workforce.

•
decreased consulting and contract labor costs of $0.7 million for the three months ended March 31, 2017 primarily related to the annual incentive payment to ESAS that is based on EXCO’s common share price achieving certain performance hurdles as compared to a peer group.

•
increased professional and legal fees of $1.2 million for the three months ended March 31, 2017 primarily related to the legal and advisory fees incurred in connection with the strategic initiatives focused on restructuring our balance sheet.

•
decreased various other gross general and administrative expenses of $1.1 million for the three months ended March 31, 2017. These decreases reflect our continued efforts to reduce our general and administrative costs throughout the organization.

•	decreased technical services and service agreement recoveries of $0.9 million for the three months ended March 31, 2017, primarily a result of reduced headcount.

•
decreased equity-based compensation of $6.2 million for the three months ended March 31, 2017. The decrease was primarily due to a significant decrease in the fair value of the warrants issued to ESAS that resulted in income of $3.6 million for the three months ended March 31, 2017, as compared to expense of $2.0 million for the three months ended March 31, 2016. The fair value of the warrants is dependent on factors such as our share price, historical volatility, risk-free rate and performance relative to our peer group. These factors, in aggregate, contributed to a significant decrease in the fair value of the warrants and the related equity-based compensation expense at March 31, 2017. The expense related to warrants is re-measured and adjusted each interim reporting period; therefore, our general and administrative expenses in future periods could be volatile based on the aforementioned factors. Lower equity-based compensation was also the result of reductions in our workforce.

Interest expense, net
The following table presents our interest expense, net for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016	Quarter to quarter change
Interest expense, net:
EXCO Resources Credit Agreement	$2,008	$1,110	$898
1.5 Lien Notes	1,942	—	1,942
1.75 Lien Term Loans	1,798	—	1,798
Fairfax Term Loan	7,708	9,375	(1,667)
2018 Notes	2,537	2,899	(362)
2022 Notes	1,491	4,170	(2,679)
Amortization of deferred financing costs	3,684	3,002	682
Capitalized interest	(1,290)	(1,339)	49
Other	74	40	34
Total interest expense, net	$19,952	$19,257	$695
Interest expense, net for the three months ended March 31, 2017 increased $0.7 million from the same period in 2016. The increase is primarily due to a higher average outstanding balance on the EXCO Resources Credit Agreement, additional interest expense on the 1.5 Lien Notes and 1.75 Lien Term Loans, and increased amortization of deferred financing costs primarily due to higher acceleration of deferred financing costs associated with the reductions in our borrowing base. This was partially offset by lower interest expense on the 2018 Notes and 2022 Notes due to lower outstanding balances as a result of note repurchases that occurred during 2016.
As discussed in "Note 7. Debt" in our Notes to Condensed Consolidated Financial Statements, the combined fair value of the warrants issued of $148.6 million as of March 15, 2017 and $4.5 million of cash paid to certain investors who elected to receive cash in lieu of warrants was recorded as a discount to the 1.5 Lien Notes. In addition, the combined fair value of the warrants issued of $12.6 million and $8.6 million of cash paid to the lenders who elected to receive cash in lieu of warrants was recorded as a discount to the 1.75 Lien Term Loans. As such, we expect our interest expense to continue to increase in future periods due the significant discount balances that are being amortized to interest expense over the life of the loans. In addition, if we choose to make PIK Payments on the 1.5 Lien Notes and 1.75 Lien Term Loans, our interest expense will increase due to higher interest rates associated with PIK Payments.
The Exchange Term Loan and a portion of the 1.75 Lien Term Loans are accounted for as a troubled debt restructuring pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 470-60, Troubled Debt Restructuring by Debtors. As such, all cash payments under the terms of the Exchange Term Loan and a portion of the 1.75 Lien Term Loans, whether designated as interest or as principal amount, reduce the carrying amount of each loan and no interest expense, in accordance with GAAP, is recognized.
Gain on derivative financial instruments - commodity derivatives
Our oil and natural gas derivative financial instruments resulted in net gains of $15.5 million and $16.6 million for the three months ended March 31, 2017 and 2016, respectively. Based on the nature of our derivative contracts, increases in the related commodity price typically result in a decrease to the value of our derivatives contracts. The significant fluctuations demonstrate the high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
The following table presents our oil and natural gas prices, before and after the impact of the cash settlement of our commodity derivatives:

	Three Months Ended March 31,
Average realized pricing:	2017	2016	Quarter to quarter change
Natural gas (per Mcf):
Net price, excluding derivatives	$2.70	$1.54	$1.16
Cash receipts (payments) on derivatives	(0.22)	0.44	(0.66)
Net price, including derivatives	$2.48	$1.98	$0.50
Oil (per Bbl):
Net price, excluding derivatives	$48.92	$28.15	$20.77
Cash receipts (payments) on derivatives	(0.25)	11.74	(11.99)
Net price, including derivatives	$48.67	$39.89	$8.78
Natural gas equivalent (per Mcfe):
Net price, excluding derivatives	$3.19	$1.92	$1.27
Cash receipts (payments) on derivatives	(0.21)	0.63	(0.84)
Net price, including derivatives	$2.98	$2.55	$0.43
Our total cash payments for the three months ended March 31, 2017 were $4.5 million, or $0.21 per Mcfe, compared to cash receipts of $16.8 million, or $0.63 per Mcfe, for the three months ended March 31, 2016. As noted above, the significant fluctuations between settlements on our derivative financial instruments demonstrate the volatility in commodity prices.
Gain on derivative financial instruments - common share warrants
Pursuant to FASB ASC Topic 815, Derivatives and Hedging, ("ASC 815"), we account for the warrants issued in connection with the issuance of the 1.5 Lien Notes and 1.75 Lien Term Loans as derivative instruments and carry the warrants as a non-current liability at their fair value, with the increase or decrease in fair value being recognized in earnings. These warrants will be measured at fair value on a recurring basis until the date of exercise or the date of expiration. The warrants had a fair value of $161.1 million at the date of issuance on March 15, 2017 and a fair value of $155.1 million on March 31, 2017. As a result, we recorded a gain on revaluation of the warrants of $6.0 million during the three months ended March 31, 2017 primarily due to a decrease in EXCO's share price.

Gain (loss) on restructuring and extinguishment of debt
For the three months ended March 31, 2017, we recorded a $6.3 million loss on restructuring of debt related to the Second Lien Term Loan Exchange transaction costs. For the three months ended March 31, 2016, we recorded a net gain on extinguishment of debt of $45.1 million. The net gain was primarily due to the repurchases of an aggregate of $54.4 million in principal amount of the 2018 Notes and 2022 Notes with an aggregate of $7.9 million in cash.
Equity income (loss)
Our equity income (loss) was net income of $0.3 million and a net loss of $7.9 million for the three months ended March 31, 2017 and 2016, respectively. The equity loss for the three months ended March 31, 2016 was primarily due to a $4.9 million impairment of our midstream investment in the East Texas and North Louisiana regions that we account for under the cost method of accounting. In addition, we recorded a net loss of $2.8 million for the three months ended March 31, 2016 from our equity method investment that owns and manages certain surface acreage in the North Louisiana region primarily due to its impairment of certain assets.
Income taxes
Our effective income tax rate for the three months ended March 31, 2017 and 2016 was zero, primarily due to prior losses arising from impairments of oil and natural gas properties that created deferred tax assets. These deferred tax assets have been fully reserved with valuation allowances. Our accumulated valuation allowance as of March 31, 2017 was approximately $1.4 billion and has fully offset our net deferred tax assets. We will continue to recognize deferred tax valuation allowances until the realization of deferred benefits becomes more likely than not. As a result of the Second Lien Term Loan Exchange, we had cancellation of debt income for tax purposes that reduced our net operating loss carryforwards ("NOLs") by $86.6 million during the three months ended March 31, 2017.
The effective income tax rates, excluding the impact of the valuation allowances, would have been 40.2% and 38.0% for the three months ended March 31, 2017 and 2016, respectively. The effective tax rates, excluding the impact of the valuation allowance, differ from the statutory tax rates primarily due to permanent differences between the amounts recorded for financial reporting purposes and the amounts used for income tax purposes. During the three months ended March 31, 2017, we recognized deferred income tax expense of $1.0 million related to a deferred tax liability for tax deductible goodwill. The deferred tax liability related to goodwill is considered to have an indefinite life based on the nature of the underlying asset and cannot be offset under GAAP with a deferred tax asset with a definite life, such as NOLs. However, the deferred income tax expense is not expected to result in cash payments of income taxes in the foreseeable future.

Our Liquidity, capital resources and capital commitments
Overview
Our primary sources of capital resources and Liquidity have historically consisted of internally generated cash flows from operations, borrowing capacity under the EXCO Resources Credit Agreement, dispositions of non-strategic assets, joint ventures and capital markets when conditions are favorable. Factors that could impact our Liquidity, capital resources and capital commitments include the following:

•	potential acquisitions and/or dispositions of oil and natural gas properties or other assets, including the expected sale of our South Texas assets;

•	the level of planned drilling activities;

•	the results of our ongoing drilling programs;

•	our ability to fund, finance or repay indebtedness, including the EXCO Resources Credit Agreement and 2018 Notes that mature in July and September 2018, respectively;

•	the integration of acquisitions of oil and natural gas properties or other assets;

•
our ability to effectively manage operating, general and administrative expenses and capital expenditure programs, specifically related to recent pricing pressures from key vendors utilized in our drilling, completion and operating activities;

•	reduced oil and natural gas revenues resulting from, among other things, depressed oil and natural gas prices and lower production from reductions to our drilling and development activities;

•	our ability to mitigate commodity price volatility with commodity derivative financial instruments;

•	our ability to meet minimum volume commitments under firm transportation agreements and other fixed commitments, as well as our ability to restructure these contracts;

•	limitations on our ability to incur certain types of indebtedness in accordance with our debt agreements;

•	our ability to pay interest on our outstanding indebtedness, including decisions to pay interest on the 1.5 Lien Notes and 1.75 Lien Term Loans in cash, common shares or additional indebtedness;

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

•	additional debt restructuring activities including the repurchase of indebtedness;

•	our ability to maintain compliance with debt covenants; and

•	the potential outcome of litigation related to certain natural gas sales and firm transportation contracts.
Recent events affecting Liquidity

On March 15, 2017, we closed a series of transactions intended to improve our Liquidity and capital structure, including the issuance of $300.0 million in aggregate principal amount of 1.5 Lien Notes and the exchange of $682.8 million in aggregate principal amount of the Second Lien Term Loans for 1.75 Lien Term Loans. The transaction fees paid to the lenders included a combination of cash and warrants to purchase our common shares. Under the terms of the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans, we may, at our discretion prior to December 31, 2018 and subject to certain limitations thereafter, make interest payments in cash, common shares (subject to the receipt of the Requisite Shareholder Approval, as defined below) or additional indebtedness. Thereafter, the amount of interest paid through the issuance of common shares or additional indebtedness may be limited if our liquidity, as defined in the agreements, is greater than certain thresholds. The amount of PIK Payments made in additional 1.5 Lien Notes or 1.75 Lien Term Loans is subject to incurrence covenants within our debt agreements that limit our aggregate secured indebtedness to $1.2 billion.

The proceeds from the issuance of the 1.5 Lien Notes were primarily utilized to repay outstanding indebtedness under the EXCO Resources Credit Agreement. In connection with these transactions, the EXCO Resources Credit Agreement was amended to reduce the borrowing base to $150.0 million, permit the issuance of the 1.5 Lien Notes and the exchanges of Second Lien Term Loans, and modify certain financial covenants. The next borrowing base redetermination for the EXCO Resources Credit Agreement is scheduled to occur on or around November 1, 2017. The lenders party to the EXCO Resources Credit Agreement have considerable discretion in setting our borrowing base, and we are unable to predict the outcome of any future redeterminations.

As a result of these transactions, our Liquidity improved from $66.4 million as of December 31, 2016 to $186.0 million as of March 31, 2017. The optionality for the method of interest payments on the 1.5 Lien Notes and 1.75 Lien Term Loans has the potential to reduce annual cash interest payments by $109.3 million if we elect to pay interest through the issuance of common shares or additional indebtedness, subject to certain restrictions.

On April 7, 2017, we entered into an agreement to divest our oil and natural gas properties and surface acreage in South Texas. The transaction is expected to close in early June 2017 and would significantly improve our Liquidity. No assurance can be given as to outcome or timing of such transaction. The divestiture would result in a decrease in our future operating cash flows; however, we intend to offset the impact through investing the proceeds to fund the acquisition and development of oil and natural gas properties in other regions. Upon the closing of the South Texas divestiture, the borrowing base under the EXCO Resources Credit Agreement will be $100.0 million, including letters of credit, until the next redetermination, which is scheduled to occur on or around November 1, 2017. We plan to pursue additional transactions to further improve our Liquidity and capital structure including the issuance of indebtedness, issuance of equity in exchange for indebtedness and repurchase of indebtedness.

The following table presents our Liquidity and outstanding principal balance of debt as of March 31, 2017:

(in thousands)	March 31, 2017
EXCO Resources Credit Agreement	$—
1.5 Lien Notes	300,000
1.75 Lien Term Loans (1)	682,754
Exchange Term Loan (1)	17,246
2018 Notes	131,576
2022 Notes	70,169
Total debt (2)	$1,201,745
Net debt	$1,154,121
Borrowing base	$150,000
Unused borrowing base (3)	$138,363
Cash (4)	$47,624
Unused borrowing base plus cash	$185,987

(1)
Amounts presented are the outstanding principal balances and exclude $172.6 million and $7.4 million of deferred reductions to carrying value on the 1.75 Lien Term Loans and the Exchange Term Loan, respectively. See "Note 7. Debt" in the Notes to our Condensed Consolidated Financial Statements for additional information.

(2)	Excludes unamortized discounts and deferred financing costs.

(3)	Net of $11.6 million in letters of credit at March 31, 2017.

(4)	Includes restricted cash of $15.6 million at March 31, 2017.
Credit agreements and long-term debt
As of March 31, 2017, our consolidated debt consisted of the EXCO Resources Credit Agreement, 1.5 Lien Notes, 1.75 Lien Term Loans, Exchange Term Loan, 2018 Notes and 2022 Notes. See "Note 7. Debt" in the Notes to our Condensed Consolidated Financial Statements for a more detailed description of each agreement.
As of March 31, 2017, we were in compliance with the following financial covenants (each as defined in the EXCO Resources Credit Agreement):

•
our cash (as defined in the agreement) plus unused commitments under the EXCO Resources Credit Agreement of $183.0 million exceeded the required minimum of $70.0 million as of the end of a fiscal quarter ("Minimum Liquidity Test");

•
our ratio of aggregate revolving credit exposure to consolidated EBITDAX ("Aggregate Revolving Credit Exposure Ratio") of 0.1 did not exceed the maximum of 1.2 to 1.0 as of the end of any fiscal quarter. Aggregate revolving credit exposure utilized in the Aggregate Revolving Credit Exposure Ratio includes borrowings and letters of credit under the EXCO Resources Credit Agreement.

In addition, we are required to maintain a ratio of consolidated EBITDAX to consolidated interest expense (“Interest Coverage Ratio”) of at least 1.75 to 1.0 for the fiscal quarter ending September 30, 2017 and 2.0 to 1.0 for fiscal quarters thereafter. The consolidated EBITDAX and consolidated interest expense utilized in this ratio are based on the most recent fiscal quarter ended multiplied by 4.0 as of September 30, 2017, the most recent two fiscal quarters ended multiplied by 2.0 as of December 31, 2017, the most recent three fiscal quarters ended multiplied by 4/3 as of March 31, 2018, and the trailing twelve month period for fiscal quarters ending thereafter. The definition of consolidated interest expense includes cash interest payments that are accounted for as reductions in the carrying amount of indebtedness in accordance with FASB ASC 470-60. Consolidated interest expense is limited to payments in cash, and excludes PIK Payments on the 1.5 Lien Notes and 1.75 Lien Term Loans.
The payment of interest in common shares on the 1.5 Lien Notes and 1.75 Lien Term Loans is expected to improve our Liquidity and future cash flows. The exercisability of the 2017 Warrants and our ability to pay interest in common shares is restricted until the Requisite Shareholder Approval, as defined below, is obtained. If we do not receive the requisite shareholder vote to approve the issuance of common shares in connection with the 1.5 Lien Notes and 1.75 Lien Term Loans, then we may be required to pay interest in cash that would further restrict our Liquidity and ability to comply with debt covenants.
The consolidated interest expense utilized in the Interest Coverage Ratio is limited to payments in cash, and excludes payments in common shares or additional indebtedness on the 1.5 Lien Notes and 1.75 Lien Term Loans. Therefore, the receipt of the Requisite Shareholder Approval is integral to our ability to maintain compliance with this covenant. Furthermore, our ability to maintain compliance with the other financial covenants under the EXCO Resources Credit Agreement would be negatively impacted if we are not able to pay interest in common shares.
We will seek approval at our annual meeting of shareholders on May 31, 2017 to (i) permit the issuance of common shares to pay interest on the 1.5 Lien Notes and 1.75 Lien Term Loans and permit the issuance of common shares upon the exercise of the warrants associated with the 1.5 Lien Notes and 1.75 Lien Term Loans, in each case for purposes of New York Stock Exchange rules, and (ii) approve a reverse stock split at a ratio of between 1-for-10 and 1-for-20, with the ratio within such range to be determined at the discretion of the Board of Directors, with a reduction in the total number of authorized common shares based on one-fifth of the reverse share split ratio (collectively referred to as "Requisite Shareholder Approval"). The issuance of common share requires the affirmative vote of a majority of the votes cast by the holders of our outstanding common shares, and the reverse stock split requires that holders of at least two-thirds of outstanding shares approve the proposal. Certain of our related parties and members of our Board of Directors held approximately 46% of the total common shares outstanding as of March 31, 2017. The issuance of the 1.5 Lien Notes and the exchange transactions involving the 1.75 Lien Term Loans were approved by a special committee of the Board of Directors consisting of the sole disinterested member of the Board of Directors. The Board of Directors authorized and approved the transactions based on the recommendation of the special committee. However, there is no assurance that the Requisite Shareholders Approval will be obtained. Therefore, the receipt of the Requisite Shareholder Approval was deemed to be outside of our control in accordance with FASB ASC 205-40, Going Concern and our ability to pay interest in common shares was not factored into our analysis regarding our ability to continue as a going concern. If we are not able to obtain the Requisite Shareholder Approval, it is probable that we will not meet the minimum requirement under the Interest Coverage Ratio for the twelve-month period following the date of these Condensed Consolidated Financial Statements, which could result in an event of default under the EXCO Resources Credit Agreement.
We entered into an agreement to divest our oil and natural gas properties and surface acreage in South Texas on April 7, 2017 and the transaction is expected to close in early June 2017. The proceeds from the sale would significantly increase our liquidity and primarily be utilized to fund the acquisition and development of oil and natural gas properties in other regions. Therefore, this would significantly reduce the need to incur indebtedness under the EXCO Resources Credit Agreement and mitigate the impact if we are not able to comply with the debt covenants. However, no assurance can be given as to outcome or timing of the divestiture and the intent and ability of the buyer to consummate the transaction was deemed to be outside of our control in accordance with FASB ASC 205-40. Therefore, the divestiture was not factored into our analysis regarding our ability to continue as a going concern.
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
If the Requisite Shareholder Approval is obtained, we may elect to pay interest on the 1.5 Lien Notes and 1.75 Lien Term Loans in common shares at our sole discretion until December 31, 2018. Upon obtaining the Requisite Shareholder Approval, we plan to pay interest on the 1.5 Lien Notes and 1.75 Lien Term Loans in common shares during this period. In addition, the expected divestiture of our assets in South Texas would further improve our Liquidity. If we obtain the Requisite Shareholder Approval or if we divest our assets in South Texas, we expect that we would have sufficient Liquidity for the twelve-month period following the date of these Condensed Consolidated Financial Statements.
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
Capital expenditures
Our plans for 2017 focus primarily on the exploitation and development of projects with the highest rates of return in our portfolio including the Haynesville and Bossier shales in North Louisiana. Our Board of Directors approved a capital budget of

$158.0 million for 2017, of which approximately $137.0 million is allocated to drilling and completion activities. We plan to spend approximately $122.0 million to drill 38 gross (15.9 net) operated wells and complete 27 gross (11.6 net) operated wells during 2017. The operated wells included as part of our 2017 plans will feature a modified well design that builds on the success of the results from the Company's 2016 development program in its North Louisiana and East Texas regions, including the use of more proppant and extended laterals. The completion methods will include extended laterals up to 10,000 feet and an average of 3,500 lbs of proppant per lateral foot. We will continue to focus on operational initiatives to enhance our well designs, optimize our base production and maximize the recoveries from our properties. In addition, our capital budget includes approximately $15.0 million of drilling and completion activities operated by others for wells in the Haynesville and Bossier shales in North Louisiana and East Texas. Furthermore, we will continue to evaluate and pursue accretive leasing and acquisition opportunities to increase our drilling inventory.
For the three months ended March 31, 2017, our capital expenditures totaled $18.3 million, of which $12.8 million was primarily related to the development of the Haynesville shale and the appraisal of the Bossier shale in North Louisiana. Our development program during the three months ended March 31, 2017 included drilling 4 gross (3.5 net) wells which are expected to turn-to-sales in the second quarter of 2017.
The following table presents our capital expenditures for the three months ended March 31, 2017 and our capital budget for the full year 2017. The 2017 capital budget could be impacted by acquisitions, if any, and the elections of partners in our operated wells.

	Three Months Ended	April - December Forecast	Capital Budget
(in thousands)	March 31, 2017	2017	2017
Capital expenditures:
Development capital expenditures	$12,837	$124,163	$137,000
Other (1)	5,432	15,568	21,000
Total	$18,269	$139,731	$158,000

(1) Other capital expenditures are comprised primarily of capitalized corporate costs, field operations and land costs.

Historical sources and uses of funds
Net increases (decreases) in cash are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net cash provided by operating activities	$5,196	$27,981
Net cash used in investing activities	(20,025)	(36,669)
Net cash provided by financing activities	37,790	42,657
Net increase in cash	$22,961	$33,969
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
For the three months ended March 31, 2017, our net cash provided by operating activities was $5.2 million as compared to $28.0 million for the three months ended March 31, 2016. The decrease was primarily attributable to changes in working capital that increased cash provided by operating activities by $2.3 million for the three months ended March 31, 2017 as compared to $23.7 million for the three months ended March 31, 2016. The decrease was primarily related to timing of collections of accounts receivable for oil and natural gas sales. In addition, the decrease was due to cash payments on commodity derivatives of $4.5 million for the three months ended March 31, 2017 compared to cash receipts of $16.8 million for the same period in 2016. This decrease was partially offset by higher revenues primarily due to higher average oil and natural gas prices in the current period.

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
For the three months ended March 31, 2017, our net cash used in investing activities was $20.0 million that primarily consisted of drilling activities in the North Louisiana region. For the three months ended March 31, 2016, our net cash used in investing activities was $36.7 million primarily due to our completion activities in the East Texas region and drilling activities in the North Louisiana region.
Financing activities
For the three months ended March 31, 2017, our net cash provided by financing activities was $37.8 million primarily due to $295.5 million of net proceeds received from the 1.5 Lien Notes and $25.0 million in borrowings under the EXCO Resources Credit Agreement. We used the majority of the proceeds from the 1.5 Lien Notes to repay the entire outstanding balance under the EXCO Resources Credit Agreement of $253.6 million. In addition, we used cash to pay $18.6 million of costs primarily related to recent debt restructuring activities, and we made payments of $10.5 million on the Exchange Term Loan, which reduced its carrying value.
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
Commodity derivative financial instruments
Our production is generally sold at prevailing market prices. However, we periodically enter into oil and natural gas derivative contracts for a portion of our production to mitigate the impact of commodity price fluctuations and achieve a more predictable cash flow associated with our operations. These transactions limit our exposure to declines in prices, but also limit the benefits we would realize if oil and natural gas prices increase.
Our commodity derivatives are comprised of oil and natural gas swap and collar contracts. As of March 31, 2017, we had commodity derivative financial instruments in place for the volumes and prices shown below:

	NYMEX gas volume - Bbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Mbbl	Weighted average contract price per Bbl
Swaps:
Remainder of 2017	27,500	$3.05	137	$50.00
2018	3,650	3.15	—	—
Collars:
Remainder of 2017	8,250		—
Sold call		3.28		—
Purchased put		2.87		—
We had derivative financial instruments that covered approximately 63% of production volumes during the three months ended March 31, 2017.
See further details on our derivative financial instruments in "Note 6. Derivative financial instruments" and "Note 8. Fair value measurements" in the Notes to our Condensed Consolidated Financial Statements.
Off-balance sheet arrangements
As of March 31, 2017, we had no arrangements or any guarantees of off-balance sheet debt to third parties.
Contractual obligations and commercial commitments
There have been no material changes outside the ordinary course of business to our contractual obligations and commercial commitments since December 31, 2016.

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
Commodity price risk

Our objective in entering into commodity derivative financial instruments is to manage our exposure to commodity price fluctuations, protect our returns on investments, and achieve a more predictable cash flow in connection with our financing activities and borrowings related to these activities. These transactions limit exposure to declines in prices, but also limit the benefits we would realize if oil and natural gas prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of our commodity derivative financial instrument management activities consists of non-cash income or expense due to changes in the fair value of our commodity derivative financial instrument contracts. Cash losses or gains only arise from payments made or received on monthly settlements of contracts or if we terminate a contract prior to its expiration. Our credit rating and financial condition may restrict our ability to enter into certain types of commodity derivative financial instruments and limit the maturity of the contracts with counterparties.
Our most significant market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas as well as local and regional differentials. Pricing for oil and natural gas production is volatile.
Our use of commodity derivative financial instruments could have the effect of reducing our revenues and the value of our securities. For the three months ended March 31, 2017, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $13.8 million for our oil and natural gas swap contracts. The ultimate settlement amount of our outstanding commodity derivative financial instrument contracts is dependent on future commodity prices. We may incur significant unrealized losses in the future from our use of commodity derivative financial instruments to the extent market prices increase and our commodity derivatives contracts remain in place.
Interest rate risk

Our exposure to interest rate changes related primarily to borrowings under the EXCO Resources Credit Agreement. Interest is payable on borrowings under the EXCO Resources Credit Agreement based on a floating rate as more fully described in "Note 7. Debt" in the Notes to our Condensed Consolidated Financial Statements. At March 31, 2017, we had no borrowings outstanding under the EXCO Resources Credit Agreement. The interest we pay on these borrowings is set periodically based upon market rates. The interest rates per annum on the 2018 Notes, 2022 Notes and Exchange Term Loan are fixed at 7.5%, 8.5% and 12.5%, respectively. The 1.5 Lien Notes bear interest at a cash interest rate of 8% per annum, or, if we elect to make interest payments on the 1.5 Lien Notes with our common shares or, in certain circumstances, by issuing additional 1.5 Lien Notes, at an interest rate of 11% per annum. The 1.75 Lien Term Loans bear interest at a cash rate of 12.5% per annum, or, if we elect to pay interest on the 1.75 Lien Term Loans with our common shares or, in certain circumstances, by issuing additional 1.75 Lien Term Loans, at an interest rate of 15.0% per annum.
Equity price risk

Our exposure to changes in our common share price primarily related to the 2017 Warrants. We account for the 2017 Warrants as derivative instruments and record the warrants as a non-current liability at fair value, with the increase or decrease in fair value being recognized in earnings. The 2017 Warrants will be measured at fair value on a recurring basis until the underlying common share warrants are exercised or the date of expiration. The 2017 Warrants had a fair value of $155.1 million on March 31, 2017. As of March 31, 2017, a 10% increase in the price of our common shares would have increased the fair value of the liability related to the 2017 Warrants by approximately $18.5 million.

Item 4.     Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Exchange Act, EXCO's management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that EXCO's disclosure controls and procedures were effective as of March 31, 2017 to ensure that information that is required to be disclosed by EXCO in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to EXCO's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in EXCO's internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, EXCO's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are periodically a party to various litigation matters. As described in "Item 3. Legal Proceedings" in our 2016 Form 10-K, we are currently in a dispute subject to litigation with Enterprise Products Operating LLC and Acadian Gas Pipeline System over the termination of the sales and transportation contracts. This case is currently set for trial for October 2, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the quarter ended March 31, 2017 that were not previously reported on a Current Report on Form 8-K.

Issuer repurchases of common shares
The following table details our repurchase of common shares for the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2017 - January 31, 2017	—	$—	—	$192.5
February 1, 2017 - February 28, 2017	—	—	—	192.5
March 1, 2017 - March 31, 2017	—	—	—	192.5
Total	—	$—	—

(1)	On July 19, 2010, we announced a $200.0 million share repurchase program.

Item 6.	Exhibits

See “Index to Exhibits” for a description of our exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC.
(Registrant)

Date:	May 10, 2017	/s/ Harold L. Hickey
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

4.8
Indenture, dated as of March 15, 2017, by and among EXCO Resources, Inc., as issuer, certain of its subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee and collateral trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

4.9
First Supplemental Indenture, dated as of April 4, 2017, by and among EXCO Resources, Inc., as issuer, certain of its subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee and collateral trustee, filed herewith.

4.10
Second Supplemental Indenture, dated as of April 14, 2017, by and among EXCO Resources, Inc., as issuer, certain of its subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee and collateral trustee, filed herewith.

4.11	Specimen Stock Certificate for EXCO’s common stock, filed as an Exhibit to EXCO’s Registration Statement on Form S-3, filed on December 17, 2013 and incorporated by reference herein.

4.12
First Amended and Restated Registration Rights Agreement dated as of December 30, 2005, by and among EXCO Holdings Inc. and the Initial Holders (as defined therein), filed as an Exhibit to EXCO’s Amendment No. 1 to its Registration Statement on Form S-l (File No. 333-129935), filed on January 6, 2006 and incorporated by reference herein.

4.13
Registration Rights Agreement, dated March 28, 2007, by and among EXCO Resources, Inc. and the other parties thereto with respect to the 7.0% Cumulative Convertible Perpetual Preferred Stock and the Hybrid Preferred Stock, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743) dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

4.14
Registration Rights Agreement, dated March 28, 2007, by and among EXCO Resources, Inc. and the other parties thereto with respect to the Hybrid Preferred Stock, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743) dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

4.15
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

4.16
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

4.17
Registration Rights Agreement, dated as of April 21, 2015, by and between EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 21, 2015 and filed on April 27, 2015 and incorporated by reference herein.

4.18
Registration Rights Agreement, dated as of March 15, 2017, by and among EXCO Resources, Inc. and the investors specified on the signatures thereto, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

4.19	Warrant, dated as of March 31, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 31, 2015 and filed on April 2, 2015 and incorporated by reference herein.

4.20	Warrant, dated as of March 31, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 31, 2015 and filed on April 2, 2015 and incorporated by reference herein.

4.21	Warrant, dated as of March 31, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 31, 2015 and filed on April 2, 2015 and incorporated by reference herein.

4.22	Warrant, dated as of March 31, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 31, 2015 and filed on April 2, 2015 and incorporated by reference herein.

4.23	Form of Financing Warrant, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

4.24	Form of Commitment Fee Warrant, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

4.25	Form of Amendment Fee Warrant, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

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

10.43
Seventh Amendment to Amended and Restated Credit Agreement, dated as of March 15, 2017, among EXCO Resources, Inc., as borrower, certain subsidiaries of borrower, as guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

10.44
Limited Consent, dated as of September 1, 2016, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2016 filed on November 2, 2016 and incorporated by reference herein.

10.45
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

10.49
First Amendment to Term Loan Credit Agreement, dated as of March 15, 2017, by and among EXCO Resources, Inc., as borrower, certain subsidiaries of borrower, as guarantors, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

10.50
1.75 Lien Term Loan Credit Agreement, dated as of March 15, 2017, by and among EXCO Resources, Inc., as borrower, certain subsidiaries of borrower, as guarantors, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

10.51
First Amendment to 1.75 Lien Term Loan Credit Agreement, dated as of April 4, 2017, by and among EXCO Resources, Inc., as borrower, certain subsidiaries of borrower, as guarantors, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral trustee, filed herewith.

10.52
Second Amendment to 1.75 Lien Term Loan Credit Agreement, dated as of April 14, 2017, by and among EXCO Resources, Inc., as borrower, certain subsidiaries of borrower, as guarantors, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral trustee, filed herewith.

10.53
Intercreditor Agreement, dated as of October 26, 2015, by and among EXCO Resources, Inc., JPMorgan Chase Bank, N.A., as Priority Lien Agent, and Wilmington Trust, National Association, as Second Lien Collateral Agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated as of October 26, 2015 and filed on October 27, 2015 and incorporated by reference herein.

10.54
Intercreditor Joinder, dated as of October 26, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated as of October 26, 2015 and filed on October 27, 2015 and incorporated by reference herein.

10.55
Intercreditor Agreement, dated as of March 15, 2017, by and among EXCO Resources, Inc., JPMorgan Chase Bank, N.A., as original priority lien agent, and Wilmington Trust, National Association, as second lien collateral trustee and original third lien collateral agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

10.56
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

10.57
Collateral Trust Joinder, dated as of October 26, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated as of October 26, 2015 and filed on October 27, 2015 and incorporated by reference herein.

10.58
Amended and Restated Collateral Trust Agreement, dated as of March 15, 2017, by and among EXCO Resources, Inc., the grantors and guarantors from time to time party thereto, Wilmington Trust, National Association, as administrative agent and collateral trustee, and the other parity lien debt representatives from time to time party thereto, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

10.59
Collateral Trust Agreement, dated as of March 15, 2017, by and among EXCO Resources, Inc., the grantors and guarantors from time to time party thereto, Wilmington Trust, National Association, as trustee under the second lien indenture and collateral trustee, and the other parity lien debt representatives from time to time party thereto, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

10.60
Form of Senior Secured Note Purchase Agreement, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated as of October 19, 2015 and filed on October 22, 2015 and incorporated by reference herein.

10.61
Form of Follow-on Senior Secured Note Purchase Agreement, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated as of October 30, 2015 and filed on November 2, 2015 and incorporated by reference herein.

10.62
1.5 Lien Note Purchase Agreement, dated as of March 15, 2017, by and among EXCO Resources, Inc., certain of its subsidiaries, and the purchaser signatories thereto, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

10.63
Second Lien Term Loan Purchase Agreement, dated as of March 15, 2017, by and among EXCO Resources, Inc., Hamblin Watsa Investment Counsel Ltd., as administrative agent under the Fairfax Second Lien Credit Agreement, Wilmington Trust, National Association, as administrative agent under the Exchange Second Lien Credit Agreement, and each of the other undersigned parties thereto, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

10.64
Amended and Restated Participation Agreement, dated July 25, 2016, by and among Admiral A Holding L.P., TE Admiral A Holding L.P., Colt Admiral A Holding L.P. and EXCO Operating Company, LP., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 25, 2016 and filed on July 27, 2016 and incorporated by reference herein.

10.65
Form of Director Indemnification Agreement, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 10, 2010 and filed on November 12, 2010 and incorporated by reference herein.

10.66
MVC Letter Agreement, dated November 15, 2013, among BG US Production Company, LLC, BG US Gathering Company, LLC, EXCO Operating Company, LP, Azure Midstream Energy LLC (formerly known as TGGT Holdings, LLC) and TGG Pipeline, Ltd, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 15, 2013 and filed on November 21, 2013 and incorporated by reference herein.

10.67
EXCO Resources, Inc. 2015 Management Incentive Plan, dated March 4, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 4, 2015 and filed on March 10, 2015 and incorporated by reference herein.*

10.68
EXCO Resources, Inc. 2016 Management Incentive Plan, dated April 20, 2016, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 20, 2016 and filed on April 26, 2016 and incorporated by reference herein.*

10.69
EXCO Resources, Inc. 2017 Management Incentive Plan, dated April 3, 2017, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 3, 2017 and filed on April 7, 2017 and incorporated by reference herein.*

10.70
Retention Agreement, dated May 14, 2015, by and between Harold H. Jameson and EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 14, 2015 and filed on May 20, 2015 and incorporated by reference herein.*

10.71
Amended and Restated Retention Agreement, dated May 14, 2015, by and between Harold L. Hickey and EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 14, 2015 and filed on May 20, 2015 and incorporated by reference herein.*

10.72
Services and Investment Agreement, dated as of March 31, 2015, by and among EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to Amendment No. 1 to EXCO’s Current Report on Form 8-K/A, dated March 31, 2015 and filed on May 26, 2015 and incorporated by reference herein.

10.73
Acknowledgment of Amendment to Services and Investment Agreement, dated as of May 26, 2015, by and between EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 26, 2015 and filed on June 1, 2015 and incorporated by reference herein.

10.74
Amendment No. 2 to Services and Investment Agreement, dated as of September 8, 2015, by and between EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated September 8, 2015 and filed on September 9, 2015 and incorporated by reference herein.

10.75
Nomination Letter Agreement, dated as of September 8, 2015, by and between EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated September 8, 2015 and filed on September 9, 2015 and incorporated by reference herein.

10.76	Form of Backstop Commitment Fee Election Letter, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer of EXCO Resources, Inc., filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	These exhibits are management contracts.