Form 10-Q
period 2017-06-30
EXCO RESOURCES INC
filed 2017-08-08
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

The number of shares of common stock, par value $0.001 per share, outstanding as of August 3, 2017 was 21,650,652.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,374	$9,068
Restricted cash	21,881	11,150
Accounts receivable, net:
Oil and natural gas	39,036	52,674
Joint interest	21,151	25,905
Other	2,679	3,813
Derivative financial instruments - commodity derivatives	2,674	—
Inventory and other	9,781	8,007
Total current assets	106,576	110,617
Equity investments	25,019	24,365
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	97,467	97,080
Proved developed and undeveloped oil and natural gas properties	3,001,491	2,939,923
Accumulated depletion	(2,724,806)	(2,702,245)
Oil and natural gas properties, net	374,152	334,758
Other property and equipment, net	23,383	23,661
Deferred financing costs, net	3,633	4,376
Derivative financial instruments - commodity derivatives	428	482
Goodwill	163,155	163,155
Total assets	$696,346	$661,414
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$61,188	$54,762
Revenues and royalties payable	114,656	120,845
Accrued interest payable	15,328	4,701
Current portion of asset retirement obligations	344	344
Income taxes payable	—	—
Derivative financial instruments - commodity derivatives	3,163	27,711
Current maturities of long-term debt	50,000	50,000
Total current liabilities	244,679	258,363
Long-term debt	1,141,992	1,258,538
Deferred income taxes	4,858	2,802
Derivative financial instruments - commodity derivatives	—	464
Derivative financial instruments - common share warrants	32,841	—
Asset retirement obligations and other long-term liabilities	13,102	13,153
Shareholders’ equity:
Common shares, $0.001 par value; 260,000,000 authorized shares; 21,690,418 shares issued and 21,650,773 shares outstanding at June 30, 2017; 18,915,952 shares issued and 18,876,307 shares outstanding at December 31, 2016	22	19
Additional paid-in capital	3,539,914	3,538,080
Accumulated deficit	(4,273,430)	(4,402,373)
Treasury shares, at cost; 39,645 shares at June 30, 2017 and December 31, 2016	(7,632)	(7,632)
Total shareholders’ equity	(741,126)	(871,906)
Total liabilities and shareholders’ equity	$696,346	$661,414
See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenues:
Oil	$14,305	$17,990	$30,497	$33,473
Natural gas	50,182	36,231	103,346	72,397
Purchased natural gas and marketing	6,528	4,570	13,701	9,011
Total revenues	71,015	58,791	147,544	114,881
Costs and expenses:
Oil and natural gas operating costs	8,215	7,560	16,713	17,038
Production and ad valorem taxes	3,415	4,857	6,850	9,497
Gathering and transportation	27,087	26,744	54,440	51,849
Purchased natural gas	6,353	4,721	12,805	10,687
Depletion, depreciation and amortization	11,622	19,084	23,130	48,085
Impairment of oil and natural gas properties	—	26,214	—	160,813
Accretion of discount on asset retirement obligations	215	769	427	1,681
General and administrative	(1,394)	16,983	3,021	27,880
Other operating items	286	24,856	1,355	25,046
Total costs and expenses	55,799	131,788	118,741	352,576
Operating income (loss)	15,216	(72,997)	28,803	(237,695)
Other income (expense):
Interest expense, net	(22,480)	(17,932)	(42,432)	(37,189)
Gain (loss) on derivative financial instruments - commodity derivatives	6,541	(36,432)	22,074	(19,841)
Gain on derivative financial instruments - common share warrants	122,295	—	128,299	—
Gain (loss) on restructuring and extinguishment of debt	(108)	16,839	(6,380)	61,953
Other income (loss)	(25)	13	(21)	25
Equity income (loss)	338	(91)	655	(8,001)
Total other income (expense)	106,561	(37,603)	102,195	(3,053)
Income (loss) before income taxes	121,777	(110,600)	130,998	(240,748)
Income tax expense	1,027	747	2,055	747
Net income (loss)	$120,750	$(111,347)	$128,943	$(241,495)
Earnings (loss) per common share:
Basic:
Net income (loss)	$6.13	$(5.99)	$6.71	$(13.00)
Weighted average common shares outstanding	19,702	18,597	19,217	18,583
Diluted:
Net income (loss)	$6.07	$(5.99)	$6.65	$(13.00)
Weighted average common shares and common share equivalents outstanding	19,886	18,597	19,393	18,583

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Operating Activities:
Net income (loss)	$128,943	$(241,495)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense	2,055	747
Depletion, depreciation and amortization	23,130	48,085
Equity-based compensation	(10,341)	13,141
Accretion of discount on asset retirement obligations	427	1,681
Impairment of oil and natural gas properties	—	160,813
(Gain) loss from equity investments	(655)	8,001
(Gain) loss on derivative financial instruments - commodity derivatives	(22,074)	19,841
Cash receipts (payments) of commodity derivative financial instruments	(5,558)	33,388
Gain on derivative financial instruments - common share warrants	(128,299)	—
Amortization of deferred financing costs and discount on debt issuance	11,437	4,999
Other non-operating items	261	25,151
(Gain) loss on restructuring and extinguishment of debt	6,380	(61,953)
Paid in-kind interest expense	15,914	—
Effect of changes in:
Restricted cash with related party	—	(2,101)
Accounts receivable	17,778	37,633
Other current assets	(1,877)	183
Accounts payable and other liabilities	(3,920)	(2,189)
Net cash provided by operating activities	33,601	45,925
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment	(44,484)	(54,963)
Property acquisitions	(4,457)	—
Proceeds from disposition of property and equipment	25	11,490
Restricted cash	(10,731)	(2,164)
Net changes in amounts due to joint ventures	(7,553)	2,404
Net cash used in investing activities	(67,200)	(43,233)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	25,000	297,897
Repayments under EXCO Resources Credit Agreement	(253,592)	(243,797)
Proceeds received from issuance of 1.5 Lien Notes, net	295,530	—
Payments on Exchange Term Loan	(11,057)	(25,278)
Repurchases of senior unsecured notes	—	(13,299)
Debt financing costs and other	(21,976)	(2,899)
Net cash provided by financing activities	33,905	12,624
Net increase in cash	306	15,316
Cash at beginning of period	9,068	12,247
Cash at end of period	$9,374	$27,563
Supplemental Cash Flow Information:
Cash interest payments	$17,884	$33,699
Income tax payments	—	—
Supplemental non-cash investing and financing activities:
Capitalized equity-based compensation	$693	$207
Capitalized interest	2,898	2,642

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common shares		Treasury shares		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2015	18,920	$19	(40)	$(7,632)	$3,522,410	$(4,177,120)	$(662,323)
Equity-based compensation	—	—	—	—	13,594	—	13,594
Restricted shares issued, net of cancellations	(33)	—	—	—	—	—	—
Common share dividends	—	—	—	—	—	20	20
Net loss	—	—	—	—	—	(241,495)	(241,495)
Balance at June 30, 2016	18,887	$19	(40)	$(7,632)	$3,536,004	$(4,418,595)	$(890,204)
Balance at December 31, 2016	18,916	$19	(40)	$(7,632)	$3,538,080	$(4,402,373)	$(871,906)
Issuance of common shares	2,746	3	—	—	11,395	—	11,398
Equity-based compensation	—	—	—	—	(9,561)	—	(9,561)
Restricted shares issued, net of cancellations	28	—	—	—	—	—	—
Net income	—	—	—	—	—	128,943	128,943
Balance at June 30, 2017	21,690	$22	(40)	$(7,632)	$3,539,914	$(4,273,430)	$(741,126)

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

•South Texas
The South Texas region is primarily comprised of our Eagle Ford shale assets. We serve as the operator for most of our properties in the South Texas region. On April 7, 2017, we entered into a definitive agreement with a subsidiary of Venado Oil and Gas, LLC ("Venado") to divest our oil and natural gas properties and surface acreage in South Texas. See "Note 3. Acquisitions, divestitures and other significant events" for additional discussion.

•Appalachia
The Appalachia region is primarily comprised of our Marcellus shale assets. We have a joint venture with Shell covering our Marcellus shale assets in the Appalachia region ("Appalachia JV"). EXCO and Shell each own an undivided 50% interest in the Appalachia JV and a 49.75% working interest in the Appalachia JV's properties. The remaining 0.5% working interest is held by a jointly owned operating entity ("OPCO") that operates the Appalachia JV's properties. We own a 50% interest in OPCO.
The accompanying Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and 2016 are for EXCO and its subsidiaries. The unaudited Condensed Consolidated Financial Statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain reclassifications have been made to prior period information to conform to current period presentation.
We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in the opinion of management, such financial statements reflect all adjustments necessary to fairly present the consolidated financial position of EXCO at June 30, 2017 and its results of operations and cash flows for the periods presented. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes included in EXCO's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017 ("2016 Form 10-K").
In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures. The results of operations for the interim periods are not necessarily indicative of the results we expect for the full year.
Reverse share split

On June 2, 2017, we filed a certificate of amendment to our Amended and Restated Certificate of Formation to reduce the number of authorized common shares from 780,000,000 to 260,000,000 and effect a 1-for-15 reverse share split approved by our Board of Directors on June 1, 2017. The reverse share split became effective after the market closed on June 12, 2017. The par value of the common shares remained unchanged at $0.001 per share, which required retrospective reclassification from common shares to additional paid-in capital within the shareholders' equity section of our consolidated balance sheets. Shareholders' equity and all share data, including treasury shares, and per share data presented herein have been retrospectively adjusted to reflect the impact of the decrease in authorized shares and the reverse share split, as appropriate.
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
On March 15, 2017, we closed a series of transactions including the issuance of $300.0 million in aggregate principal amount of senior secured 1.5 lien notes due March 20, 2022 ("1.5 Lien Notes"), the exchange of $682.8 million in aggregate principal amount of our senior secured second lien term loans due October 26, 2020 ("Second Lien Term Loans") for a like amount of senior 1.75 lien term loans due October 26, 2020 ("1.75 Lien Term Loans," and such exchange, the "Second Lien Term Loan Exchange") and the issuance of warrants to purchase our common shares. Under the terms of the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans, we may, at our discretion prior to December 31, 2018 and subject to certain limitations, make interest payments in cash, common shares or additional indebtedness (such interest payments in common shares or additional indebtedness, "PIK Payments"). See further discussion of these transactions as part of "Note 8. Debt".
On April 7, 2017, we entered into an agreement to divest our oil and natural gas properties and surface acreage in South Texas, and the transaction was originally expected to close on June 1, 2017. As discussed in detail in "Note 3. Acquisitions, divestitures and other significant events", we entered into an amendment to the agreement that extended the closing date to August 15, 2017, subject to EXCO satisfying certain closing conditions. As of August 8, 2017, these conditions have not been satisfied. No assurance can be given as to outcome or timing of the divestiture. Our current borrowing base under our revolving credit agreement ("EXCO Resources Credit Agreement") is $150.0 million. If we successfully close the South Texas divestiture, the borrowing base will be reduced to $100.0 million, including letters of credit.
On May 31, 2017, our shareholders approved a proposal to (i) permit the issuance of common shares to pay interest on the 1.5 Lien Notes and 1.75 Lien Term Loans and permit the issuance of common shares upon the exercise of the warrants associated with the 1.5 Lien Notes and 1.75 Lien Term Loans, in each case for purposes of New York Stock Exchange rules, and (ii) enable a reverse share split. On June 20, 2017, we paid interest on the 1.75 Lien Term Loans in common shares, which resulted in the issuance of 2,745,754 common shares ("PIK Shares") in lieu of an approximate $23.0 million cash interest payment under the 1.75 Lien Term Loans. It is currently unclear how many common shares will be issued in the future as a result of the payment-in-kind feature, the amount of which will substantially depend on prevailing market conditions, Liquidity and the price of our common shares. Furthermore, our ability to pay interest in common shares or additional indebtedness is subject to certain restrictions.
Our Liquidity is currently significantly constrained. The principal purpose of offering the 1.5 Lien Notes, Second Lien Term Loan Exchange and entering into an agreement to divest our properties in South Texas was to alleviate the substantial cash interest payment burden and improve our Liquidity. Our initial expectation was to make PIK Payments in common shares on the 1.5 Lien Notes and the 1.75 Lien Term Loans throughout the remainder of 2017 and 2018. However, due to the reasons discussed below, our ability to make PIK payments in common shares will be significantly limited, and we will be required to pay a portion or all of our interest in cash or additional indebtedness during this period.
Our common share price has and continues to be volatile and has significantly decreased from March 31, 2017. Under the terms of the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans, we cannot issue common shares as PIK Payments if it would result in a beneficial owner, directly or indirectly, owning more than 50% of the outstanding common shares. If our common share price remains at the current levels or continues to decrease, we will have to issue a greater number of common shares to make PIK Payments on the 1.5 Lien Notes and 1.75 Lien Term Loans. This could prevent us from paying interest in common shares in 2017 and 2018, as initially anticipated, because doing so could result in certain holders owning more than 50% of our outstanding common shares. If we experience certain events deemed to be a change of control, as defined in the respective agreements, we may be required to offer to repurchase or repay all or a portion of our existing indebtedness, including our senior unsecured notes due September 15, 2018 ("2018 Notes"), senior unsecured notes due April 15, 2022 ("2022 Notes"), 1.5 Lien Notes and 1.75 Lien Term Loans. If this occurs and our indebtedness is accelerated and becomes immediately due and payable, our Liquidity would not be sufficient to pay such indebtedness. In addition, under the Registration Rights Agreement dated as of March 15, 2017 by and among the Company and the 1.5 Lien Notes and 1.75 Lien Term Loan investors ("Registration Rights Agreement"), our ability to make PIK Payments in common shares is subject to our Resale Registration Statement (as defined in the indenture governing the 1.5 Lien Notes or the credit agreement governing the 1.75 Lien Term Loans, as applicable) being declared effective by the SEC by October 11, 2017. The Resale Registration Statement has not been declared effective as of August 8, 2017, and there is no assurance we will be able to satisfy this condition. Even if we are able to make PIK Payments in common shares in future periods, we may elect not to because such issuances would contribute to an ownership change under Section 382 of the Internal Revenue Code that could limit our ability to use our net operating loss carryovers (“NOLs”) to reduce future taxable income. As of June 30, 2017, we had estimated NOLs of $2.3 billion.
The amount of PIK Payments made in additional 1.5 Lien Notes or 1.75 Lien Term Loans is subject to incurrence covenants within our debt agreements that limit our aggregate secured indebtedness to $1.2 billion. As of June 30, 2017, our secured indebtedness was $1.15 billion; therefore, our ability to make PIK Payments in additional indebtedness would be limited to $50.0 million. This amount will be reduced dollar-for-dollar to the extent that we incur any additional secured indebtedness, including PIK Payments in additional indebtedness.
Based on our estimates, the limitations on our ability to make interest payments on the 1.5 Lien Notes and 1.75 Lien Term Loans in our common shares will require us to pay a portion or all of the interest in cash or additional indebtedness during the remainder of 2017 and 2018. If we pay a significant portion of the interest on the 1.5 Lien Notes or 1.75 Lien Term Loans in cash for the September 20, 2017 or December 20, 2017 interest payment dates, then we are not expected to comply with a covenant in the EXCO Resources Credit Agreement that requires our ratio of consolidated EBITDAX to consolidated interest expense ("Interest Coverage Ratio") to exceed a minimum of 1.75 to 1.0 for the fiscal quarter ending September 30, 2017 and 2.0 to 1.0 for fiscal quarters thereafter. The definition of consolidated interest expense utilized in the Interest Coverage Ratio excludes PIK Payments on the 1.5 Lien Notes and 1.75 Lien Term Loans. The consolidated EBITDAX and consolidated interest expense utilized in this calculation are annualized beginning with the fiscal quarter ending September 30, 2017. Therefore, the ability to make interest payments in common shares is essential to maintain compliance with the Interest Coverage Ratio.
The EXCO Resources Credit Agreement also requires that our cash (as defined in the agreement) plus unused commitments under the EXCO Resources Credit Agreement cannot be less than (i) $50.0 million as of the end of a fiscal month and (ii) $70.0 million as of the end of a fiscal quarter ("Minimum Liquidity Test") and that our ratio of aggregate revolving credit exposure to consolidated EBITDAX ("Aggregate Revolving Credit Exposure Ratio") cannot exceed 1.2 to 1.0 as of the end of any fiscal quarter. If we are not able to close the South Texas divestiture or make interest payments in common shares, it is probable that we will not meet the minimum requirement under the Minimum Liquidity Test and the Aggregate Revolving Credit Exposure Ratio for the twelve-month period following the date of these unaudited Condensed Consolidated Financial Statements, and could be in default under either of these covenants as early as of the end of the third quarter of 2017. Our borrowing base could be further reduced by the lenders at the next redetermination date which is scheduled to occur on or around November 1, 2017. In addition, if we are not deemed to be solvent, as defined in the EXCO Resources Credit Agreement, our ability to borrow under the EXCO Resources Credit Agreement will be prohibited.
We borrowed an aggregate of $50.0 million under the EXCO Resources Credit Agreement subsequent to June 30, 2017 to fund the acquisition of certain oil and natural gas properties and undeveloped acreage in the North Louisiana region and to fund other working capital needs. Our capital expenditures are expected to exceed our operating cash flows for the remainder of 2017 and the deficit is expected to be funded with borrowings under the EXCO Resources Credit Agreement or asset sales, if any.
The maturity date of the EXCO Resources Credit Agreement is July 31, 2018, and our 2018 Notes are due September 15, 2018. There is no assurance that the maturity date of the EXCO Resources Credit Agreement will be extended or that we will be able to refinance the debt outstanding under the EXCO Resources Credit Agreement on terms that are satisfactory to us, or at all. If we repay the 2018 Notes in full in cash at maturity in September 2018, there will be an event of default under the indenture governing the 1.5 Lien Notes and 1.75 Lien Term Loans, which would result in an event of default under all of our other debt agreements. The covenants in the EXCO Resources Credit Agreement limit cash paid for repurchases, exchanges, redemptions or acquisitions of the 2018 Notes and 2022 Notes to $75.0 million; provided further that we shall have, after giving pro forma effect to any such transaction, unused commitments under the EXCO Resources Credit Agreement plus unrestricted cash equal to or greater than $100.0 million. The covenants in the 1.5 Lien Notes and 1.75 Lien Term Loans limit cash paid for repurchases, exchanges, redemptions or acquisitions of the 2018 Notes and 2022 Notes not to exceed $25.0 million. However we may repurchase, exchange, redeem or acquire an additional 2018 Notes and 2022 Notes for an amount not to exceed an additional $70.0 million, thereafter; provided further that we shall have liquidity (as defined in the agreement) of at least $200.0 million.
Our Liquidity is not expected to be sufficient to support the cash interest payments due under our outstanding indebtedness for the twelve-month period following the date of these unaudited Condensed Consolidated Financial Statements or to repay the outstanding indebtedness due in 2018. If we cannot make scheduled cash payments on our debt, we will be in default and holders of our outstanding notes and loans could declare all outstanding principal and interest to be due and payable, the lenders under the EXCO Resources Credit Agreement could terminate their commitments to loan money, and our secured lenders could foreclose against the assets securing their borrowings. Any event of default may cause a default or accelerate our obligations with respect to unsecured indebtedness, including our 2018 Notes and 2022 Notes, which could adversely affect our business, financial condition and results of operations. These factors raise substantial doubt about our ability to continue as a going concern.
In addition, our Liquidity and compliance with debt covenants may be impacted by the outcome of certain litigation and the potential closing of the divestiture of our South Texas properties. As described in "Item 3. Legal Proceedings" in our 2016 Form 10-K, we are currently in litigation with Enterprise Products Operating LLC ("Enterprise") and Acadian Gas Pipeline System ("Acadian") in which Enterprise and Acadian filed a suit claiming that we improperly terminated the sales and transportation contracts. If we are unable to satisfactorily resolve our litigation with Enterprise and Acadian and we are required to pay a judgment, any such payment could adversely affect our ability to pay principal of and interest on our outstanding debt.
If we are not able to complete the divestiture of our South Texas properties as described in “Note 3. Acquisitions, divestitures and other significant events”, this will accelerate our Liquidity concerns because we anticipate using most of the net proceeds to acquire and develop our oil and gas properties and fund our capital expenditures, which will permit us to use our remaining Liquidity to make cash interest and principal payments on our outstanding debt. Under our debt agreements, we are permitted to permanently prepay certain senior secured debt or make an asset sale offer with respect to the 1.5 Lien Notes or reinvest the proceeds in oil and gas properties or make capital expenditures. The intent and ability of the buyer to consummate the transaction was deemed to be outside of our control in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 205-40, Going Concern. Therefore, the divestiture was not factored into our analysis regarding our ability to continue as a going concern as of the date of these unaudited Condensed Consolidated Financial Statements. However, the closing of the divestiture of our South Texas properties is not expected to alleviate the substantial doubt about our ability to continue as a going concern.
If we deliver to our lenders an audit report prepared by our auditors with respect to the financial statements for the fiscal year ended December 31, 2017 that includes an explanatory paragraph expressing uncertainty as to our ability to continue as a going concern, then it will be an event of default under each of the EXCO Resources Credit Agreement, 1.5 Lien Notes and 1.75 Lien Term Loans. These defaults would result in a default under the indentures governing our 2018 Notes and our 2022 Notes. As of the date of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, our management has determined that there are a number of factors that continue to raise substantial doubt about our ability to continue as a going concern. We may not be able to eliminate the substantial doubt concerning our ability to continue as a going concern or obtain waivers with respect to this obligation from our lenders. If the substantial doubt about our ability to continue as a going concern still exists at the date we deliver our financial statements for the fiscal year ended December 31, 2017, we would experience an event of default under such agreements.
If we are unable to restructure our current obligations under our existing outstanding debt and address near-term liquidity needs, we may need to seek relief under the U.S. Bankruptcy Code. This may include: (i) pursuing a plan of reorganization; (ii) seeking bankruptcy court approval for the sale or sales of some, most or substantially all of our assets and a subsequent liquidation of the remaining assets in the bankruptcy case; or (iii) seeking another form of bankruptcy relief, all of which involve uncertainties, potential delays and litigation risks. In addition, our creditors may file an involuntary petition for bankruptcy against us. In any bankruptcy proceeding, holders of our common shares may receive little or no consideration.
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
Goodwill
We perform an impairment test for goodwill at least annually or more frequently as impairment indicators arise. Our impairment test is typically performed during the fourth quarter; however, we performed an impairment test as of June 30, 2017 due to a significant decline of EXCO's market capitalization. As a result of our testing, the fair value of our business exceeded the carrying value of net assets and we did not record an impairment charge during the second quarter of 2017.
Recent accounting pronouncements
In July 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2017-11"). ASU 2017-11 revises the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. Our 2017 Warrants, as defined in "Note 7. Derivative Financial Instruments", are required to be classified as liabilities due to their down round features. The amendments in Part I are required to be applied retrospectively to outstanding financial instruments with down round features. ASU 2017-11 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted, including adoption in an interim period. We are currently assessing the impact of ASU 2017-11; however, we believe that it may have a significant impact on our consolidated financial condition and results of operations if we determine the 2017 Warrants qualify for equity classification. During the six months ended June 30, 2017, we recorded a gain of $128.3 million on the revaluation of the 2017 Warrants on the Condensed Consolidated Statements of Operations and a liability of $32.8 million on the Condensed Consolidated Balance Sheet as of June 30, 2017.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017. We are currently assessing the impact of ASU 2017-09.
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
We are currently assessing the impact of ASU 2014-09 and the related updates and clarifications and are performing a review of the new guidance. We intend to adopt ASU 2014-09 and the related updates for the interim and annual periods beginning after December 15, 2017. During 2017, we plan to assess our contracts and consider the method of adoption. We are currently unable to quantify the impact the standard will have on our consolidated financial condition and results of operations; however, based on our preliminary analysis, we do not believe this standard will have a material impact, if any, on our consolidated financial condition and results of operations. However, the adoption of the standard may require us to provide expanded disclosures related to revenue recognition.

3.Acquisitions, divestitures and other significant events

South Texas divestiture

On April 7, 2017, we entered into a definitive agreement with Venado to divest our oil and natural gas properties and surface acreage in South Texas. The purchase price of $300.0 million is subject to closing conditions and adjustments based on an effective date of January 1, 2017. Concurrently with the execution of the agreement, Venado made a deposit of $30.0 million with a third party escrow agent.

Pursuant to the terms of the agreement, the closing of the transaction was originally anticipated to occur on June 1, 2017 (the “Original Scheduled Closing Date”), unless certain conditions had not been satisfied or waived on or prior to the Original Scheduled Closing Date. The purchase agreement includes conditions to the closing, including seller's representation and warranty regarding all material contracts being in full force and effect be true as of the Original Scheduled Closing Date. On May 31, 2017, Chesapeake Energy Marketing, L.L.C. (“Chesapeake”) purportedly terminated a long-term natural gas sales contract with an expiration of June 30, 2032, between Chesapeake and Raider Marketing, LP (“Raider”), a wholly owned subsidiary of EXCO. As a result of the purported termination of the contract, EXCO was forced to shut-in certain wells beginning on June 1, 2017.

On June 6, 2017, we filed a petition, application for temporary restraining order and temporary injunction against Chesapeake. In the lawsuit, we assert breach of contract, tortious interference with existing contract, tortious interference with prospective business relations, and declaratory relief that the contract is still in full force and effect. On June 7, 2017, Chesapeake filed to remove the lawsuit to the United States District Court Northern District of Texas. On June 9, 2017, the District Court denied our motion for temporary restraining order. The lawsuit remains pending in federal court.

Due to the purported contract termination, the closing conditions were not anticipated to be satisfied or waived by the Original Scheduled Closing Date. Therefore, we entered into an amendment to extend the Original Scheduled Closing Date to August 15, 2017. Upon the execution of amendment, the third party escrow agent released to Venado $20.0 million of the $30.0 million deposit made by Venado.

The amendment provides that the closing conditions will be deemed satisfied by (i) the reinstatement of the natural gas sales contract or by the entry into a new gathering agreement with terms and conditions that are acceptable to Venado in its sole discretion and (ii) upon the productivity of wells that were shut-in on or around the Original Scheduled Closing Date returning to certain levels. We subsequently entered into a short-term sales contract, which allowed our production to come back on-line, satisfying condition (ii). The Amendment further provides that we use commercially reasonable efforts to negotiate and execute an extension and amendment to a certain lease. No assurance can be given as to the outcome of condition (i) that is required to consummate the transaction, as it is outside of our control and dependent on Venado's acceptance of a new gathering agreement or reinstatement of the natural gas sales contract that is currently subject to litigation, as discussed above.

During the six months ended June 30, 2017, these properties produced approximately 3.9 Mboe per day and revenues less direct operating expenses were $20.3 million.

North Louisiana acquisitions

On June 2, 2017 and August 4, 2017, we closed the purchases of certain oil and natural gas properties and undeveloped acreage in the North Louisiana region for $4.5 million and $14.6 million, respectively, subject to customary post-closing purchase price adjustments.

4.Asset retirement obligations

The following is a reconciliation of our asset retirement obligations for the six months ended June 30, 2017:

(in thousands)
Asset retirement obligations at beginning of period	$11,289
Activity during the period:
Liabilities incurred during the period	12
Liabilities settled during the period	(100)
Adjustment to liability due to acquisitions	8
Accretion of discount	427
Asset retirement obligations at end of period	11,636
Less current portion	344
Long-term portion	$11,292
Our asset retirement obligations are determined using discounted cash flow methodologies based on inputs and assumptions developed by management. We do not have any assets that are legally restricted for purposes of settling asset retirement obligations.

5.Oil and natural gas properties

We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs of oil and natural gas properties. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment or the need to transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. The majority of our undeveloped properties are held-by-production, which reduces the risk of impairment as a result of lease expirations. There were no impairments of unproved properties during the six months ended June 30, 2017 or 2016.
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

	Average spot prices
	Oil (per Bbl)	Natural gas (per Mmbtu)
June 30, 2017	$48.95	$3.01
March 31, 2017	47.61	2.73
December 31, 2016	42.75	2.48
We did not recognize an impairment to our proved oil and natural gas properties for the three and six months ended June 30, 2017, and we recognized impairments to our proved oil and natural gas properties of $26.2 million and $160.8 million for the three and six months ended June 30, 2016, respectively. The impairments during 2016 were primarily due to the decline in oil and natural gas prices.  The possibility and amount of any future impairments is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves, future capital expenditures and operating costs.
Our proved undeveloped reserves, other than the proved undeveloped reserves associated with certain wells expected to be drilled and/or completed during 2017, remained reclassified in unproved primarily due to the uncertainty regarding the financing required to develop these reserves.  These reserves remained classified as unproved due to our inability to meet the reasonable certainty criteria for recording proved undeveloped reserves, as prescribed under the SEC requirements, as the uncertainty regarding our availability of capital required to develop these reserves still existed at June 30, 2017. A significant amount of our proved undeveloped reserves that were reclassified to unproved remain economic at current prices, and we may report proved undeveloped reserves in future filings if we determine we have the financial capability to execute a development plan.
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

6.Earnings (loss) per share

The following table presents the basic and diluted earnings (loss) per share computations, adjusted to give effect to our reverse share split, for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Basic net income (loss) per common share:
Net income (loss)	$120,750	$(111,347)	$128,943	$(241,495)
Weighted average common shares outstanding	19,702	18,597	19,217	18,583
Net income (loss) per basic common share	$6.13	$(5.99)	$6.71	$(13.00)
Diluted net income (loss) per common share:
Net income (loss)	$120,750	$(111,347)	$128,943	$(241,495)
Weighted average common shares outstanding	19,702	18,597	19,217	18,583
Dilutive effect of:
Stock options	—	—	—	—
Restricted shares and restricted share units	184	—	176	—
Warrants	—	—	—	—
Weighted average common shares and common share equivalents outstanding	19,886	18,597	19,393	18,583
Net income (loss) per diluted common share	$6.07	$(5.99)	$6.65	$(13.00)
Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. In addition, warrants representing the right to purchase our common shares at an exercise price of $0.01 are included in our weighted average common shares outstanding and used in the computation of our basic net income (loss) per common share.
Diluted net income (loss) per common share for the three and six months ended June 30, 2017 and 2016 is computed in the same manner as basic net income (loss) per share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which include stock options, restricted share units, restricted share awards, warrants representing the right to purchase our common shares at an exercise price of $13.95, and warrants issued to Energy Strategic Advisory Services LLC ("ESAS"), whether exercisable or not. The computation of diluted net income (loss) per share excluded 7,647,365 and 5,902,522 antidilutive share equivalents for the three months ended June 30, 2017 and 2016, respectively, and 4,026,159 and 5,989,958 for the six months ended June 30, 2017 and 2016, respectively. The antidilutive common share equivalents for the three and six months ended June 30, 2017 primarily related to the warrants representing the right to purchase our common shares at an exercise price of $13.95. The antidilutive common share equivalents for the three and six months ended June 30, 2016 primarily related to warrants issued to ESAS.

7.Derivative financial instruments
Our derivative financial instruments are comprised of commodity derivatives and common share warrants. The table below outlines the classification of our derivative financial instruments on our Condensed Consolidated Balance Sheets and their financial impact on our Condensed Consolidated Statements of Operations.
Fair Value of Derivative Financial Instruments

(in thousands)		June 30, 2017	December 31, 2016
Current assets	Derivative financial instruments - commodity derivatives	$2,674	$—
Long-term assets	Derivative financial instruments - commodity derivatives	428	482
Current liabilities	Derivative financial instruments - commodity derivatives	(3,163)	(27,711)
Long-term liabilities	Derivative financial instruments - commodity derivatives	—	(464)
	Net commodity derivative financial instruments	$(61)	$(27,693)

Long-term liabilities	Derivative financial instruments - common share warrants	$(32,841)	$—
Effect of Derivative Financial Instruments

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Gain (loss) on derivative financial instruments - commodity derivatives	$6,541	$(36,432)	$22,074	$(19,841)
Gain on derivative financial instruments - common share warrants	122,295	—	128,299	—
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
The following table presents the volumes and fair value of our commodity derivative financial instruments as of June 30, 2017:

(dollars in thousands, except prices)	Volume Bbtu/Mbbl	Weighted average strike price per Mmbtu/Bbl	Fair value at June 30, 2017
Natural gas:
Swaps:
Remainder of 2017	18,400	$3.05	$(701)
2018	3,650	3.15	536
Collars:
Remainder of 2017	5,520		(194)
Sold call		3.28
Purchased put		2.87
Total natural gas			$(359)
Oil:
Swaps:
Remainder of 2017	92	$50.00	$298
Total oil			$298
Total commodity derivative financial instruments			$(61)
At December 31, 2016, we had outstanding swap and collar contracts covering 41,950 and 10,950 Bbtu, respectively, of natural gas and we had outstanding swap contracts covering 183 Mbbls of oil.
At June 30, 2017, the average forward NYMEX WTI oil prices per Bbl for the remainder of 2017 were $46.53 and the average forward NYMEX HH natural gas prices per Mmbtu for the remainder of 2017 and calendar year 2018 were $3.10 and $2.99, respectively.
Our commodity derivative financial instruments covered approximately 58% and 58% of production volumes for the three months ended June 30, 2017 and 2016, respectively, and 61% and 52% for the six months ended June 30, 2017 and 2016, respectively.

Common share warrants
In connection with the issuance of the 1.5 Lien Notes, on March 15, 2017, we issued warrants to the investors of 1.5 Lien Notes representing the right to purchase an aggregate of up to 21,505,383 common shares (assuming a cash exercise) at an exercise price of $13.95 per share ("Financing Warrants"), and warrants representing the right to purchase an aggregate of up to 431,433 common shares (assuming a cash exercise) at an exercise price of $0.01 per share (“Commitment Fee Warrants”). In addition, certain exchanging holders of the Second Lien Term Loans received warrants representing the right to purchase an aggregate of up to 1,325,546 common shares (assuming a cash exercise) at an exercise price of $0.01 per share ("Amendment Fee Warrants", and with the Commitment Fee Warrants and Financing Warrants, collectively referred to as the "2017 Warrants").
Subject to certain exceptions and limitations, the 2017 Warrants may not be exercised if, as a result of such exercise, the holder of such 2017 Warrants or its affiliates would beneficially own, directly or indirectly, more than 50% of our outstanding common shares. Each of the 2017 Warrants has an exercise term of 5 years from May 31, 2017 and, subject to certain exceptions, may be exercised by cash or cashless exercise. The Financing Warrants are subject to an anti-dilution adjustment in the event we issue common shares for consideration less than the market value of our common shares or exercise price of the Financing Warrants, subject to certain adjustments and exceptions. The Commitment Fee Warrants and the Amendment Fee

Warrants are subject to an anti-dilution adjustment in the event we issue common shares at a price per share less than $10.50 per share, subject to certain exceptions and adjustments. The 2017 Warrants are accounted for as derivatives in accordance with FASB ASC Topic 815, Derivatives and Hedging, ("ASC 815"), and required to be classified as liabilities due to the types of anti-dilution adjustments.
We record the warrants as non-current liabilities at fair value, with the increase or decrease in fair value being recognized in earnings. The 2017 Warrants will be measured at fair value on a recurring basis until the date of exercise or the date of expiration. As a result of the change in the fair value of the warrants, we recorded a gain of $122.3 million and $128.3 million on the revaluation of the warrants during the three and six months ended June 30, 2017, respectively, in "Gain on derivative financial instruments - common share warrants" on the Condensed Consolidated Statements of Operations. The gain was primarily due to a decrease in EXCO's share price.

8.Debt
The carrying value of our total debt is summarized as follows:

(in thousands)	June 30, 2017	December 31, 2016
EXCO Resources Credit Agreement	$—	$228,592
1.5 Lien Notes	300,000	—
Unamortized discount on 1.5 Lien Notes	(148,793)	—
1.75 Lien Term Loans	848,944	—
Unamortized discount on 1.75 Lien Term Loans	(19,839)	—
Exchange Term Loan	24,088	590,477
Fairfax Term Loan	—	300,000
2018 Notes	131,576	131,576
Unamortized discount on 2018 Notes	(377)	(520)
2022 Notes	70,169	70,169
Deferred financing costs, net	(13,776)	(11,756)
Total debt	1,191,992	1,308,538
Less amounts due within one year	50,000	50,000
Total debt due after one year	$1,141,992	$1,258,538

	June 30, 2017
(in thousands)	Carrying value	Deferred reduction in carrying value	Unamortized discount/deferred financing costs	Principal balance
EXCO Resources Credit Agreement	$—	$—	$—	$—
1.5 Lien Notes	151,207	—	148,793	300,000
1.75 Lien Term Loans	829,105	(166,190)	19,839	682,754
Exchange Term Loan	24,088	(6,842)	—	17,246
2018 Notes	131,199	—	377	131,576
2022 Notes	70,169	—	—	70,169
Deferred financing costs, net	(13,776)	—	13,776	—
Total debt	$1,191,992	$(173,032)	$182,785	$1,201,745
Terms and conditions of our debt obligations are discussed below.
EXCO Resources Credit Agreement
Concurrently with the issuance of the 1.5 Lien Notes and as a condition precedent thereto, on March 15, 2017, we amended the EXCO Resources Credit Agreement to, among other things, permit the issuance of the 1.5 Lien Notes and the exchanges of Second Lien Term Loans, reduce the borrowing base thereunder to $150.0 million and modify certain financial covenants. The next borrowing base redetermination for the EXCO Resources Credit Agreement is scheduled to occur on or around November 1, 2017. If we successfully close the South Texas divestiture, the borrowing base under the EXCO Resources Credit Agreement will be reduced to $100.0 million.
The maturity date of the EXCO Resources Credit Agreement is July 31, 2018. The interest rate grid for the revolving commitment under the EXCO Resources Credit Agreement ranges from London Interbank Offered Rate ("LIBOR") plus 225 bps to 325 bps (or alternate base rate ("ABR") plus 125 bps to 225 bps), depending on our borrowing base usage.
As of June 30, 2017, we were in compliance with the financial covenants (defined in the EXCO Resources Credit Agreement), which required that:

•
our cash (as defined in the agreement) plus unused commitments under the EXCO Resources Credit Agreement cannot be less than (i) $50.0 million as of the end of a fiscal month and (ii) $70.0 million as of the end of a fiscal quarter; and

•
our Aggregate Revolving Credit Exposure Ratio cannot exceed 1.2 to 1.0 as of the end of any fiscal quarter. Aggregate revolving credit exposure utilized in the Aggregate Revolving Credit Exposure Ratio includes borrowings and letters of credit under the EXCO Resources Credit Agreement.

In addition, we are required to maintain an Interest Coverage Ratio of at least 1.75 to 1.0 for the fiscal quarter ending September 30, 2017 and 2.0 to 1.0 for fiscal quarters thereafter. The consolidated EBITDAX and consolidated interest expense utilized in this ratio are based on the most recent fiscal quarter ended multiplied by 4.0 as of September 30, 2017, the most recent two fiscal quarters ended multiplied by 2.0 as of December 31, 2017, the most recent three fiscal quarters ended multiplied by 4/3 as of March 31, 2018, and the trailing twelve month period for fiscal quarters ending thereafter. The definition of consolidated interest expense includes cash interest payments that are accounted for as reductions in the carrying amount of indebtedness in accordance with FASB ASC 470-60, Troubled Debt Restructuring by Debtors. Consolidated interest expense is limited to payments in cash, and excludes PIK Payments on the 1.5 Lien Notes and 1.75 Lien Term Loans.
1.5 Lien Notes
On March 15, 2017, we issued an aggregate of $300.0 million of 1.5 Lien Notes due March 20, 2022 to affiliates of Fairfax Financial Holdings Limited ("Fairfax"), Bluescape Resources Company LLC ("Bluescape"), Oaktree Capital Management, LP ("Oaktree"), and an unaffiliated investor. The 1.5 Lien Notes bear interest at a cash interest rate of 8% per annum, or, if we elect to make interest payments on the 1.5 Lien Notes with our common shares or, in certain circumstances, by issuing additional 1.5 Lien Notes, at an interest rate of 11% per annum. Interest is payable bi-annually on March 20 and September 20 of each year, commencing on September 20, 2017. As described in “Note 7. Derivative financial instruments,” in connection with the issuance of the 1.5 Lien Notes, we also issued the Commitment Fee Warrants and the Financing Warrants. The combined fair value of the Commitment Fee Warrants and the Financing Warrants of $148.6 million as of March 15, 2017 and $4.5 million of cash paid to certain investors who elected to receive cash in lieu of Commitment Fee Warrants was recorded as a discount to the 1.5 Lien Notes. The discount and $4.3 million of transaction costs incurred related to the transaction are being amortized to interest expense over the life of the 1.5 Lien Notes. We used the majority of the proceeds from the issuance of the 1.5 Lien Notes to repay the entire amount outstanding under the EXCO Resources Credit Agreement.
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
The Second Lien Term Loan Exchange was accounted for as a modification of debt, and no gain or loss was recognized on the exchange. As described in “Note 7. Derivative financial instruments,” in connection with the issuance of the 1.75 Lien Term Loans, we also issued the Amendment Fee Warrants. The combined fair value of the Amendment Fee Warrants issued to the lenders of the 1.75 Lien Term Loans on March 15, 2017 of $12.6 million and $8.6 million of cash paid to the lenders who elected to receive cash in lieu of warrants was recorded as a discount to the 1.75 Lien Term Loans, and is being amortized to interest expense over the life of the loans. The transaction costs related to the Second Lien Term Loan Exchange of $6.4 million were recorded in "Gain (loss) on restructuring and extinguishment of debt" in our Condensed Consolidated Statements of Operations for the six months ended June 30, 2017.
The 1.75 Lien Term Loans are due on October 26, 2020, bear interest at a cash rate of 12.5% per annum, or, if we elect to pay interest on the 1.75 Lien Term Loans with our common shares or, in certain circumstances, by issuing additional 1.75 Lien Term Loans, at an interest rate of 15.0% per annum.
PIK Payments under the 1.5 Lien Notes and the 1.75 Lien Term Loans
The indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans allow us to make PIK Payments subject to certain limitations. The issuance of common shares as a PIK Payment cannot result in a beneficial owner, directly or indirectly, owning more than 50% of the outstanding common shares.
Prior to December 31, 2018, we may make PIK Payments on the 1.5 Lien Notes and the 1.75 Lien Term Loans in our sole discretion, subject to certain limitations. After December 31, 2018, the amount of PIK Payments we are permitted to make will depend on our level of liquidity, which, for the purposes of 1.5 Lien Notes and 1.75 Lien Term Loans, is defined as (i) the sum of (a) our unrestricted cash and cash equivalents and (b) any amounts available to be borrowed under the EXCO Resources Credit Agreement (to the extent then available) less (ii) the face amount of any letters of credit outstanding under the EXCO Resources Credit Agreement. The PIK Payment percentage after December 31, 2018 decreases linearly from as much as 100% to 0% as the level of liquidity increases from less than $150.0 million to greater than $225.0 million, respectively.
On June 20, 2017, we issued a total of 2,745,754 PIK Shares in lieu of an approximate $23.0 million cash interest payment under the 1.75 Lien Term Loans. The number of PIK Shares issued was calculated based on the interest rate for PIK Payments of 15.0%, which resulted in a value of $27.6 million for the interest payment. The price of the Company's common shares for determining PIK Shares was based on the trailing 20-day volume weighted average price calculated as of the end of the three trading days prior to February 28, 2017.
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
In addition, the indenture governing the 1.5 Lien Notes includes restrictions on our ability to incur additional indebtedness, including debt under the EXCO Resources Credit Agreement in excess of $150.0 million, among other things and subject to certain restrictions. The EXCO Resources Credit Agreement does not permit that we repay, redeem or repurchase a portion or all of the 1.5 Lien Notes and 1.75 Lien Term Loans. The indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans require that net cash proceeds of certain asset sales be used within one year to acquire or develop oil and natural gas properties or we must use the proceeds to permanently repay, redeem or repurchase a portion of the EXCO Resources Credit Agreement, 1.5 Lien Notes or 1.75 Lien Term Loans. We intend to primarily use the proceeds from the potential sale of our assets in South Texas to fund the acquisition and development of oil and natural gas properties in other regions.
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
During 2015 and 2016, we completed exchanges and a series of open market repurchases of the 2018 Notes significantly reducing the aggregate principal amount outstanding. As of June 30, 2017, $131.6 million in principal was outstanding on the 2018 Notes. Interest accrues at 7.5% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. The maturity date of the 2018 Notes is September 15, 2018.
2022 Notes
The 2022 Notes were issued at 100.0% of the principal amount and bear interest at a rate of 8.5% per annum, payable in arrears on April 15 and October 15 of each year. During 2015 and 2016, we completed exchanges and a series of open market repurchases of the 2022 Notes significantly reducing the aggregate principal amount outstanding. As of June 30, 2017, $70.2 million was outstanding on the 2022 Notes.
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
See discussion regarding our Liquidity, compliance with debt covenants and ability to continue as a going concern as part of "Note 1. Organization and basis of presentation".

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

During the six months ended June 30, 2017 and 2016 there were no changes in the fair value level classifications, except that the Exchange Term Loan was reclassified to Level 3.
Fair value of derivative financial instruments
The following table presents a summary of the estimated fair value of our derivative financial instruments as of June 30, 2017 and December 31, 2016.

	June 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative financial instruments - commodity derivatives	$—	$(61)	$—	$(61)
Derivative financial instruments - common share warrants	—	(32,841)	—	(32,841)
	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative financial instruments - commodity derivatives	$—	$(27,693)	$—	$(27,693)
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
The estimated fair values of our senior notes and term loans are presented below. The estimated fair values of the 2018 Notes and 2022 Notes have been calculated based on quoted prices in active markets. The estimated fair value of the 1.5 Lien Notes has been calculated based on quoted prices obtained from third-party pricing sources and is classified as Level 3. The estimated fair value of the 1.75 Lien Term Loans has been calculated based on a discounted cash flow model and is classified as Level 3. The 2017 Warrants are considered freestanding financial instruments and are not considered in the determination of the fair value of the 1.5 Lien Notes and 1.75 Lien Term Loans. The estimated fair value of the Exchange Term Loan was calculated based on quoted prices obtained from third-party sources and classified as Level 2 during 2016. During the six months ended June 30, 2017, we reclassified the fair value of the Exchange Term Loan into Level 3 due to the lack of market activity and significant observable inputs. See "Note 8. Debt" for the carrying value and the principal balance of each debt instrument included in the table below.

	June 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
1.5 Lien Notes	$—	$—	$288,297	$288,297
1.75 Lien Term Loans	—	—	516,845	516,845
Exchange Term Loan	—	—	12,676	12,676
2018 Notes	96,499	—	—	96,499
2022 Notes	43,329	—	—	43,329
	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Exchange Term Loan	$—	$294,000	$—	$294,000
Fairfax Term Loan	—	222,000	—	222,000
2018 Notes	79,028	—	—	79,028
2022 Notes	35,260	—	—	35,260

10.Income taxes

We have historically evaluated our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and applied this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. However, due to our annual effective tax rate being highly sensitive to estimates of total ordinary income or loss, we calculated an estimated year-to-date effective tax rate for the six months ended June 30, 2017. Our annual effective tax rate is highly sensitive to estimates of ordinary income or loss primarily due to significant permanent differences related to the non-deductible interest on our 1.5 Lien Notes and 1.75 Lien Term Loans.

We have accumulated financial net deferred tax assets primarily due to losses arising from impairments to the carrying value of our oil and natural gas properties that are subject to valuation allowances. Our valuation allowances decreased $97.6 million for the six months ended June 30, 2017. As a result of cumulative financial operating losses, we have recognized net valuation allowances of approximately $1.3 billion that have fully offset our net deferred tax assets, excluding the deferred tax liability for goodwill, as of June 30, 2017. The valuation allowances will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized. The valuation allowances do not impact future utilization of the underlying tax attributes.

The utilization of our NOLs to offset taxable income in future periods may be limited if we undergo an ownership change pursuant to the criteria in Section 382 of the Internal Revenue Code. Generally, an ownership change occurs for Section 382 purposes when the percentage of stock held by one or more five-percent shareholders increases by more than 50 percentage points over the lowest stock ownership held by such shareholders on any testing date within a three-year period. The indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans allow us to make PIK Payments in common shares, subject to certain limitations. Our common share price has and continues to be volatile, and has significantly decreased from March 31, 2017. If our common share price remains at the current levels or continues to decrease, the payment of interest in common shares on September 20, 2017 would more-likely-than-not cause us to experience an ownership change pursuant to Section 382 of the Internal Revenue Code.

11.Related party transactions

OPCO

OPCO serves as the operator of our wells in the Appalachia JV and we advance funds to OPCO on an as needed basis. We did not advance any funds to OPCO during three and six months ended June 30, 2017 or 2016. OPCO may distribute any excess cash equally between us and Shell when its operating cash flows are sufficient to meet its capital requirements. There are service agreements between us and OPCO whereby we provide administrative and technical services for which we are reimbursed. For the three and six months ended June 30, 2017 and 2016, these transactions included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Amounts received from OPCO	$1,457	$3,643	$3,378	$8,762

As of June 30, 2017 and December 31, 2016, the amounts owed were as follows:

(in thousands)	June 30, 2017	December 31, 2016
Amounts due to EXCO (1)	$552	$618
Amounts due from EXCO (1)	5,639	13,624

(1)
Advances to OPCO are recorded in "Other current assets" in our Condensed Consolidated Balance Sheets. Any amounts we owe to OPCO are netted against the advance until the advances are utilized. If the advances are fully utilized, we record amounts owed in "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheets.

ESAS

We have a services and investment agreement with ESAS, a wholly owned subsidiary of Bluescape. C. John Wilder, Executive Chairman of Bluescape, is the Executive Chairman of our Board of Directors. As consideration for the services provided under the agreement, EXCO pays ESAS a monthly fee of $300,000 and an annual incentive payment of up to $2.4 million per year that is based on EXCO’s common share price achieving certain performance hurdles as compared to a peer group. Amounts due to ESAS are recorded in "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheets. As a result of EXCO's performance rank, no incentive payment was due to ESAS for the twelve-month period ending March 31, 2017. We did not make an accrual for the annual incentive payment at June 30, 2017 as a result of EXCO's performance rank.

In connection with the services and investment agreement, EXCO issued warrants to ESAS in four tranches representing the right to purchase an aggregate of 5,333,335 common shares. These warrants may become exercisable in the future if our common shares achieve certain performance metrics compared to a peer group as of March 31, 2019. The measurement of the warrants is accounted for in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the warrants to be re-measured each interim reporting period until the completion of the services on March 31, 2019 and an adjustment is recorded in the statement of operations within equity-based compensation. For the three and six months ended June 30, 2017 we recognized income of $9.3 million and $12.9 million, respectively and expense of $8.9 million and $10.9 million, for the three and six months ended June 30, 2016, respectively, of equity-based compensation related to the warrants. The income recorded during the three and six months ended June 30, 2017 was due to a significant decrease in the fair value of the warrants primarily as a result of a decrease in the Company's share price.

ESAS holds $70.0 million in aggregate principal amount of 1.5 Lien Notes and $47.9 million in aggregate principal amount of 1.75 Lien Term Loans, as well as Financing Warrants representing the right to purchase an aggregate of 5,017,922 common shares at an exercise price equal to $13.95 per share. ESAS received a consent fee of $1.6 million in cash for exchanging its interest in the Exchange Term Loan, and a commitment fee of $2.1 million in cash in connection with the issuance of the 1.5 Lien Notes. At June 30, 2017, ESAS was the beneficial owner of approximately 24.1% of our outstanding common shares, including common shares issuable upon the exercise of the 2017 Warrants. During the six months ended June 30, 2017, ESAS received $1.2 million of cash interest payments and 192,609 of PIK Shares under the 1.75 Lien Term Loan.

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

Fairfax

Samuel Mitchell, a member of our Board of Directors, serves as a Managing Director of Hamblin Watsa Investment Counsel Ltd. ("Hamblin Watsa"), the investment manager of Fairfax and certain affiliates thereof, and certain affiliates of Fairfax hold, directly or indirectly, $151.0 million in aggregate principal amount of 1.5 Lien Notes and $412.1 million in aggregate principal amount of 1.75 Lien Term Loans, as well as Financing Warrants representing the right to purchase an aggregate of 10,824,377 common shares at an exercise price equal to $13.95 per share, Commitment Fee Warrants representing the right to purchase an aggregate of 431,433 common shares at an exercise price equal to $0.01 per share and Amendment Fee Warrants representing the right to purchase an aggregate of 1,294,143 common shares at an exercise price equal to $0.01 per share. At June 30, 2017, Fairfax was the beneficial owner of approximately 46.9% of our outstanding common shares, including common shares issuable upon the exercise of the 2017 Warrants. During the six months ended June 30, 2017, Fairfax received $10.6 million of cash interest payments on the Fairfax Term Loan and the Exchange Term Loan and 1,657,330 of PIK Shares under the 1.75 Lien Term Loan.

Oaktree

B. James Ford, a member of our Board of Directors, serves as a Senior Advisor of Oaktree. Certain affiliates of Oaktree hold, directly or indirectly, $39.5 million in aggregate principal amount of 1.5 Lien Notes and warrants representing the right to purchase an aggregate of 2,831,542 common shares at an exercise price equal to $13.95 per share. In addition, Oaktree also received a commitment fee of $1.2 million in cash in connection with the issuance of the 1.5 Lien Notes. At June 30, 2017, Oaktree was the beneficial owner of approximately 20.0% of our outstanding common shares, including common shares issuable upon the exercise of the 2017 Warrants.

12.Condensed consolidating financial statements

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

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
June 30, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$18,720	$(9,346)	$—	$—	$9,374
Restricted cash	—	21,881	—	—	21,881
Other current assets	8,246	67,075	—	—	75,321
Total current assets	26,966	79,610	—	—	106,576
Equity investments	—	—	25,019	—	25,019
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	97,467	—	—	97,467
Proved developed and undeveloped oil and natural gas properties	332,866	2,668,625	—	—	3,001,491
Accumulated depletion	(330,776)	(2,394,030)	—	—	(2,724,806)
Oil and natural gas properties, net	2,090	372,062	—	—	374,152
Other property and equipment, net	673	22,710	—	—	23,383
Investments in and advances to affiliates, net	467,257	—	—	(467,257)	—
Deferred financing costs, net	3,633	—	—	—	3,633
Derivative financial instruments - commodity derivatives	428	—	—	—	428
Goodwill	13,293	149,862	—	—	163,155
Total assets	$514,340	$624,244	$25,019	$(467,257)	$696,346
Liabilities and shareholders' equity
Current liabilities	$75,694	$168,985	$—	$—	$244,679
Long-term debt	1,141,992	—	—	—	1,141,992
Derivative financial instruments - common share warrants	32,841	—	—	—	32,841
Other long-term liabilities	4,939	13,021	—	—	17,960
Payable to parent	—	2,371,654	—	(2,371,654)	—
Total shareholders' equity	(741,126)	(1,929,416)	25,019	1,904,397	(741,126)
Total liabilities and shareholders' equity	$514,340	$624,244	$25,019	$(467,257)	$696,346

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,610	$(15,542)	$—	$—	$9,068
Restricted cash	—	11,150	—	—	11,150
Other current assets	6,463	83,936	—	—	90,399
Total current assets	31,073	79,544	—	—	110,617
Equity investments	—	—	24,365	—	24,365
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	97,080	—	—	97,080
Proved developed and undeveloped oil and natural gas properties	331,823	2,608,100	—	—	2,939,923
Accumulated depletion	(330,776)	(2,371,469)	—	—	(2,702,245)
Oil and natural gas properties, net	1,047	333,711	—	—	334,758
Other property and equipment, net	568	23,093	—	—	23,661
Investments in and advances to affiliates, net	430,168	—	—	(430,168)	—
Deferred financing costs, net	4,376	—	—	—	4,376
Derivative financial instruments - commodity derivatives	482	—	—	—	482
Goodwill	13,293	149,862	—	—	163,155
Total assets	$481,007	$586,210	$24,365	$(430,168)	$661,414
Liabilities and shareholders' equity
Current liabilities	$90,671	$167,692	$—	$—	$258,363
Long-term debt	1,258,538	—	—	—	1,258,538
Other long-term liabilities	3,704	12,715	—	—	16,419
Payable to parent	—	2,337,585	—	(2,337,585)	—
Total shareholders' equity	(871,906)	(1,931,782)	24,365	1,907,417	(871,906)
Total liabilities and shareholders' equity	$481,007	$586,210	$24,365	$(430,168)	$661,414

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended June 30, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$64,487	$—	$—	$64,487
Purchased natural gas and marketing	—	6,528	—	—	6,528
Total revenues	—	71,015	—	—	71,015
Costs and expenses:
Oil and natural gas production	—	11,630	—	—	11,630
Gathering and transportation	—	27,087	—	—	27,087
Purchased natural gas	—	6,353	—	—	6,353
Depletion, depreciation and amortization	75	11,547	—	—	11,622
Impairment of oil and natural gas properties	—	—	—	—	—
Accretion of discount on asset retirement obligations	—	215	—	—	215
General and administrative	(16,460)	15,066	—	—	(1,394)
Other operating items	179	107	—	—	286
Total costs and expenses	(16,206)	72,005	—	—	55,799
Operating income (loss)	16,206	(990)	—	—	15,216
Other income (expense):
Interest expense, net	(22,478)	(2)	—	—	(22,480)
Gain on derivative financial instruments - commodity derivatives	6,541	—	—	—	6,541
Gain on derivative financial instruments - common share warrants	122,295				122,295
Loss on restructuring and extinguishment of debt	(108)	—	—	—	(108)
Other loss	—	(25)	—	—	(25)
Equity income	—	—	338	—	338
Net loss from consolidated subsidiaries	(679)	—	—	679	—
Total other income (expense)	105,571	(27)	338	679	106,561
Income (loss) before income taxes	121,777	(1,017)	338	679	121,777
Income tax expense	1,027	—	—	—	1,027
Net income (loss)	$120,750	$(1,017)	$338	$679	$120,750

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended June 30, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$54,221	$—	$—	$54,221
Purchased natural gas and marketing	—	4,570	—	—	4,570
Total revenues	—	58,791	—	—	58,791
Costs and expenses:
Oil and natural gas production	3	12,414	—	—	12,417
Gathering and transportation	—	26,744	—	—	26,744
Purchased natural gas	—	4,721	—	—	4,721
Depletion, depreciation and amortization	90	18,994	—	—	19,084
Impairment of oil and natural gas properties	291	25,923	—	—	26,214
Accretion of discount on asset retirement obligations	—	769	—	—	769
General and administrative	2,300	14,683	—	—	16,983
Other operating items	—	24,856	—	—	24,856
Total costs and expenses	2,684	129,104	—	—	131,788
Operating loss	(2,684)	(70,313)	—	—	(72,997)
Other income (expense):
Interest expense, net	(17,932)	—	—	—	(17,932)
Loss on derivative financial instruments - commodity derivatives	(36,432)	—	—	—	(36,432)
Gain on restructuring and extinguishment of debt	16,839				16,839
Other income	4	9	—	—	13
Equity loss	—	—	(91)	—	(91)
Net loss from consolidated subsidiaries	(70,395)	—	—	70,395	—
Total other income (expense)	(107,916)	9	(91)	70,395	(37,603)
Loss before income taxes	(110,600)	(70,304)	(91)	70,395	(110,600)
Income tax expense	747	—	—	—	747
Net loss	$(111,347)	$(70,304)	$(91)	$70,395	$(111,347)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the six months ended June 30, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$133,843	$—	$—	$133,843
Purchased natural gas and marketing	—	13,701	—	—	13,701
Total revenues	—	147,544	—	—	147,544
Costs and expenses:
Oil and natural gas production	—	23,563	—	—	23,563
Gathering and transportation	—	54,440	—	—	54,440
Purchased natural gas	—	12,805	—	—	12,805
Depletion, depreciation and amortization	136	22,994	—	—	23,130
Impairment of oil and natural gas properties	—	—	—	—	—
Accretion of discount on asset retirement obligations	—	427	—	—	427
General and administrative	(27,127)	30,148	—	—	3,021
Other operating items	577	778	—	—	1,355
Total costs and expenses	(26,414)	145,155	—	—	118,741
Operating income	26,414	2,389	—	—	28,803
Other income (expense):
Interest expense, net	(42,430)	(2)	—	—	(42,432)
Gain on derivative financial instruments - commodity derivatives	22,074	—	—	—	22,074
Gain on derivative financial instruments - common share warrants	128,299	—	—	—	128,299
Loss on restructuring and extinguishment of debt	(6,380)	—	—	—	(6,380)
Other income (loss)	1	(22)	—	—	(21)
Equity income	—	—	655	—	655
Net income from consolidated subsidiaries	3,020	—	—	(3,020)	—
Total other income (expense)	104,584	(24)	655	(3,020)	102,195
Income before income taxes	130,998	2,365	655	(3,020)	130,998
Income tax expense	2,055	—	—	—	2,055
Net income	$128,943	$2,365	$655	$(3,020)	$128,943

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the six months ended June 30, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$105,870	$—	$—	$105,870
Purchased natural gas and marketing	—	9,011	—	—	9,011
Total revenues	—	114,881	—	—	114,881
Costs and expenses:
Oil and natural gas production	5	26,530	—	—	26,535
Gathering and transportation	—	51,849	—	—	51,849
Purchased natural gas	—	10,687	—	—	10,687
Depletion, depreciation and amortization	209	47,876	—	—	48,085
Impairment of oil and natural gas properties	838	159,975	—	—	160,813
Accretion of discount on asset retirement obligations	—	1,681	—	—	1,681
General and administrative	(1,666)	29,546	—	—	27,880
Other operating items	(407)	25,453	—	—	25,046
Total costs and expenses	(1,021)	353,597	—	—	352,576
Operating income (loss)	1,021	(238,716)	—	—	(237,695)
Other income (expense):
Interest expense, net	(37,189)	—	—	—	(37,189)
Loss on derivative financial instruments - commodity derivatives	(19,841)	—	—	—	(19,841)
Gain on restructuring and extinguishment of debt	61,953	—	—	—	61,953
Other income	6	19	—	—	25
Equity loss	—	—	(8,001)	—	(8,001)
Net loss from consolidated subsidiaries	(246,698)	—	—	246,698	—
Total other income (expense)	(241,769)	19	(8,001)	246,698	(3,053)
Loss before income taxes	(240,748)	(238,697)	(8,001)	246,698	(240,748)
Income tax expense	747	—	—	—	747
Net loss	$(241,495)	$(238,697)	$(8,001)	$246,698	$(241,495)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(5,001)	$38,602	$—	$—	$33,601
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(727)	(48,214)	—	—	(48,941)
Proceeds from disposition of property and equipment	—	25	—	—	25
Restricted cash	—	(10,731)	—	—	(10,731)
Net changes in amounts due to joint ventures	—	(7,553)	—	—	(7,553)
Advances/investments with affiliates	(34,067)	34,067	—	—	—
Net cash used in investing activities	(34,794)	(32,406)	—	—	(67,200)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	25,000	—	—	—	25,000
Repayments under EXCO Resources Credit Agreement	(253,592)	—	—	—	(253,592)
Proceeds received from issuance of 1.5 Lien Notes, net	295,530	—	—	—	295,530
Payments on Exchange Term Loan	(11,057)	—	—	—	(11,057)
Debt financing costs and other	(21,976)	—	—	—	(21,976)
Net cash provided by financing activities	33,905	—	—	—	33,905
Net increase in cash	(5,890)	6,196	—	—	306
Cash at beginning of period	24,610	(15,542)	—	—	9,068
Cash at end of period	$18,720	$(9,346)	$—	$—	$9,374

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$16,452	$29,473	$—	$—	$45,925
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(833)	(54,130)	—	—	(54,963)
Proceeds from disposition of property and equipment	10	11,480	—	—	11,490
Restricted cash	—	(2,164)	—	—	(2,164)
Net changes in amounts due to joint ventures	—	2,404	—	—	2,404
Advances/investments with affiliates	(25,926)	25,926	—	—	—
Net cash used in investing activities	(26,749)	(16,484)	—	—	(43,233)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	297,897	—	—	—	297,897
Repayments under EXCO Resources Credit Agreement	(243,797)	—	—	—	(243,797)
Payments on Exchange Term Loan	(25,278)	—	—	—	(25,278)
Repurchases of senior unsecured notes	(13,299)	—	—	—	(13,299)
Debt financing costs and other	(2,899)	—	—	—	(2,899)
Net cash provided by financing activities	12,624	—	—	—	12,624
Net increase in cash	2,327	12,989	—	—	15,316
Cash at beginning of period	34,296	(22,049)	—	—	12,247
Cash at end of period	$36,623	$(9,060)	$—	$—	$27,563

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
Forward-looking statements
This Quarterly Report on Form 10-Q contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). These forward-looking statements relate to, among other things, the following:

•	our future financial and operating performance and results;

•	our business strategy;

•	market prices;

•	our future use of commodity derivative financial instruments;

•	our liquidity and capital resources; and

•	our plans and forecasts.

We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “potential,” “project,” “budget” and other similar words to identify forward-looking statements. The statements that contain these words should be read carefully because they discuss future expectations, contain projections of results of operations or our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise any forward-looking statements, except as required by applicable securities laws. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, including, but not limited to:

•	our ability to continue as a going concern;

•	cash flow and Liquidity;

•	our ability and decisions to pay interest on the 1.5 Lien Notes and 1.75 Lien Term Loans in cash, common shares or additional indebtedness;

•
future capital requirements and availability of financing, including limitations on our ability to incur certain types of indebtedness under our debt agreements and to refinance or replace existing debt obligations as they mature;

•	our ability to meet our current and future debt service obligations, including our upcoming 2018 debt maturities;

•	our ability to maintain compliance with our debt covenants;

•	fluctuations in the prices of oil and natural gas;

•	the availability of oil and natural gas;

•	disruption of credit and capital markets and the ability of financial institutions to honor their commitments;

•	estimates of reserves and economic assumptions, including estimates related to acquisitions and dispositions of oil and natural gas properties;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	exploratory risks, including those related to our activities in shale formations;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	outcome of divestitures of non-core assets, including the potential sale of our assets in the South Texas region;

•	our ability to enter into transactions as a result of our credit rating, including commodity derivatives with financial institutions and services with vendors;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	availability of water, sand and other materials for drilling and completion activities;

•	marketing of oil and natural gas;

•	political and economic conditions and events in oil-producing and natural gas-producing countries;

•	title to our properties;

•	litigation;

•	competition;

•	our ability to attract and retain key personnel;

•	general economic conditions, including costs associated with drilling and operations of our properties;

•	our ability to comply with the listing requirements of, and maintain the listing of our common shares on, the New York Stock Exchange ("NYSE");

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
Recent developments

Reverse share split and NYSE compliance
On June 2, 2017, we filed a certificate of amendment to our Amended and Restated Certificate of Formation to reduce the number of authorized common shares from 780,000,000 to 260,000,000 and effect a 1-for-15 reverse share split approved by our Board of Directors on June 1, 2017. The reverse share split became effective after the market closed on June 12, 2017. See "Note 1. Organization and basis of presentation" in the Notes to our Condensed Consolidated Financial Statements for further discussion.

As a result of the reverse share split, the per share market price of our common shares increased above $1.00, the minimum average closing price required to maintain the listing of our common shares on the NYSE. On July 11, 2017, we were notified by the NYSE that we have regained compliance with the NYSE's continued listing standards because the price of our common shares on June 30, 2017, and the average price of our common shares over the thirty days prior to June 30, 2017 exceeded $1.00 per share.
To maintain compliance with these continued listing standards, the Company is required, among other things, to maintain an average closing price of $1.00 or more over a consecutive 30 trading-day period. In addition, the Company's average global market capitalization cannot average less than $50 million over a consecutive 30 trading-day period at the same time that its shareholders' equity is less than $50 million. We expect to receive a notice of noncompliance from the NYSE in the near future because EXCO's market capitalization and shareholders' equity had averaged less than $50 million for more than 30 consecutive trading days. If we fail to comply, or regain compliance with, the continued listing standards of the NYSE, it will result in a delisting of our common shares from the NYSE. In addition, if our market capitalization falls to $15 million, the NYSE may immediately suspend trading and commence delisting of our common shares.

South Texas Divestiture

On April 7, 2017, we entered into a definitive agreement with a subsidiary of Venado Oil and Gas, LLC ("Venado") to divest our oil and natural gas properties and surface acreage in South Texas. The purchase price of $300.0 million is subject to customary closing conditions and adjustments based on an effective date of January 1, 2017.

Pursuant to the terms of the agreement, the closing of the transaction was originally anticipated to occur on June 1, 2017 (the “Original Scheduled Closing Date”), unless certain conditions had not been satisfied or waived on or prior to the Original Scheduled Closing Date. The purchase agreement includes customary conditions to the closing, including seller's representation and warranty regarding all material contracts being in full force and effect be true as of the Original Scheduled Closing Date. As described in "Note 3. Acquisition, divestitures and other significant events", the closing conditions were not anticipated to be satisfied or waived by the Original Scheduled Closing Date due to the purported termination of a long-term natural gas sales contract by Chesapeake Energy Marketing, L.L.C. (“Chesapeake”). Therefore, we entered into an amendment to extend the Original Scheduled Closing Date to August 15, 2017.

The amendment provides that the closing conditions will be deemed satisfied by (i) the reinstatement of the sales contract or by the entry into a new gathering agreement with terms and conditions that are acceptable to Venado in its sole discretion and (ii) upon the productivity of wells that were shut-in on or around the Original Scheduled Closing Date returning to certain levels. We subsequently entered into a short-term sales contract, which allowed our production to come back on-line and condition (ii) has been satisfied as of August 8, 2017. No assurance can be given as to outcome of condition (i) that is required to satisfy closing conditions.

During the six months ended June 30, 2017, these properties produced approximately 3.9 Mboe per day and revenues less direct operating expenses were $20.3 million.

Financing Transaction

On March 15, 2017, we closed a series of transactions including the issuance of $300.0 million in aggregate principal amount of 1.5 lien notes due March 20, 2022 ("1.5 Lien Notes"), exchange of $682.8 million in aggregate principal amount of our senior secured second lien term loans due October 26, 2020 ("Second Lien Term Loans") for a like amount of senior 1.75 lien term loans due October 26, 2020 ("1.75 Lien Term Loans" and such exchange the "Second Lien Term Loan Exchange") and issuance of warrants to purchase our common shares ("2017 Warrants"). Under the terms of the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans, we may, at our discretion prior to December 31, 2018 and subject to certain limitations, make interest payments in common shares, additional indebtedness (such interest payments in common shares or additional indebtedness, "PIK Payments") or cash. The transaction fees paid to the lenders included a combination of cash and warrants to purchase our common shares. The 1.5 Lien Notes were issued to affiliates of Fairfax Financial Holdings Limited ("Fairfax"), Bluescape Resources Company LLC ("Bluescape") and Oaktree Capital Management, LP ("Oaktree"), as well as an unaffiliated lender.

The proceeds from the 1.5 Lien Notes were primarily utilized to repay outstanding indebtedness under the EXCO Resources Credit Agreement. In connection with these transactions, the EXCO Resources Credit Agreement was amended to reduce the borrowing base to $150.0 million, permit the issuance of the 1.5 Lien Notes and the exchange of Second Lien Term Loans, and modify certain financial covenants. If we successfully close the South Texas divestiture, the borrowing base under the EXCO Resources Credit Agreement will be reduced to $100.0 million. See further discussion of these transactions as part of "Note 8. Debt" in the Notes to our Condensed Consolidated Financial Statements.

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

Our results of operations

A summary of key financial data for the three and six months ended June 30, 2017 and 2016 related to our results of operations is presented below:

	Three Months Ended June 30,		Quarter to quarter change	Six Months Ended June 30,		Period to period change
(dollars in thousands, except per unit prices)	2017	2016		2017	2016
Production:
Oil (Mbbls)	303	447	(144)	634	997	(363)
Natural gas (Mmcf)	19,063	24,284	(5,221)	38,786	47,819	(9,033)
Total production (Mmcfe) (1)	20,881	26,966	(6,085)	42,590	53,801	(11,211)
Average daily production (Mmcfe)	229	296	(67)	235	296	(61)
Revenues before commodity derivative financial instrument activities:
Oil	$14,305	$17,990	$(3,685)	$30,497	$33,473	$(2,976)
Natural gas	50,182	36,231	13,951	103,346	72,397	30,949
Total oil and natural gas revenues	64,487	54,221	10,266	133,843	105,870	27,973
Purchased natural gas and marketing	6,528	4,570	1,958	13,701	9,011	4,690
Total revenues	$71,015	$58,791	$12,224	$147,544	$114,881	$32,663
Commodity derivative financial instruments:
Gain (loss) on derivative financial instruments - commodity derivatives	$6,541	$(36,432)	$42,973	$22,074	$(19,841)	$41,915
Average sales price (before cash settlements of commodity derivative financial instruments):
Oil (per Bbl)	$47.21	$40.25	$6.96	$48.10	$33.57	$14.53
Natural gas (per Mcf)	2.63	1.49	1.14	2.66	1.51	1.15
Natural gas equivalent (per Mcfe)	3.09	2.01	1.08	3.14	1.97	1.17
Costs and expenses:
Oil and natural gas operating costs	$8,215	$7,560	$655	$16,713	$17,038	$(325)
Production and ad valorem taxes	3,415	4,857	(1,442)	6,850	9,497	(2,647)
Gathering and transportation	27,087	26,744	343	54,440	51,849	2,591
Purchased natural gas	6,353	4,721	1,632	12,805	10,687	2,118
Depletion	11,359	18,714	(7,355)	22,561	47,320	(24,759)
Depreciation and amortization	263	370	(107)	569	765	(196)
General and administrative (2)	(1,394)	16,983	(18,377)	3,021	27,880	(24,859)
Interest expense, net	22,480	17,932	4,548	42,432	37,189	5,243
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$0.39	$0.28	$0.11	$0.39	$0.32	$0.07
Production and ad valorem taxes	0.16	0.18	(0.02)	0.16	0.18	(0.02)
Gathering and transportation	1.30	0.99	0.31	1.28	0.96	0.32
Depletion	0.54	0.69	(0.15)	0.53	0.88	(0.35)
Depreciation and amortization	0.01	0.01	—	0.01	0.01	—
Net income (loss) (3)	$120,750	$(111,347)	$232,097	$128,943	$(241,495)	$370,438

(1)	Mmcfe is calculated by converting one barrel of oil into six Mcf of natural gas.

(2)
Equity-based compensation included in general and administrative expense was income of $8.0 million and expense of $9.3 million for the three months ended June 30, 2017 and 2016, respectively, and income of $10.3 million and expense of $13.1 million for the six months ended June 30, 2017 and 2016, respectively.

(3)
Net income for the three and six months ended June 30, 2017 included $122.3 million and $128.3 million of gains related to the revaluation of the 2017 Warrants, respectively. See "Note 7. Derivative financial instruments" in the Notes to our Condensed Consolidated Financial Statements for further discussion. Net loss for the three and six months ended June 30, 2016 included $26.2 million and $160.8 million of impairments of oil and natural gas properties, respectively. See "Note 5. Oil and natural gas properties" in the Notes to our Condensed Consolidated Financial Statements for further discussion. Net losses for the three and six months ended June 30, 2016 were partially offset by net gains on extinguishment of debt of $16.8 million and $62.0 million, respectively.

The following is a discussion of our financial condition and results of operations for the three and six months ended June 30, 2017 and 2016. The comparability of our results of operations for the three and six months ended June 30, 2017 and 2016 was affected by:

•	fluctuations in oil and natural gas prices, which impact our oil and natural gas reserves, revenues, cash flows and net income or loss;

•	impairments of our oil and natural gas properties during 2016;

•	asset impairments and other non-recurring costs;

•	mark-to-market gains and losses from our derivative financial instruments, including significant gains on the 2017 Warrants due to a decrease in EXCO's share price;

•	changes in proved reserves and production volumes and their impact on depletion;

•	the sale of our shallow conventional assets in Appalachia and the settlement of the litigation with our Eagle Ford shale joint venture partner during 2016;

•	the impact of declining natural gas production volumes from our reduced drilling activities;

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

Oil and natural gas production, revenues and prices
The following table presents our production, revenue and average sales prices for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017			2016			Quarter to quarter change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
North Louisiana	11,958	$31,633	$2.65	13,247	$19,122	$1.44	(1,289)	$12,511	$1.21
East Texas	4,231	12,327	2.91	6,877	12,525	1.82	(2,646)	(198)	1.09
South Texas	2,022	14,183	7.01	2,932	16,675	5.69	(910)	(2,492)	1.32
Appalachia and other	2,670	6,344	2.38	3,910	5,899	1.51	(1,240)	445	0.87
Total	20,881	$64,487	$3.09	26,966	$54,221	$2.01	(6,085)	$10,266	$1.08

	Six Months Ended June 30,
	2017			2016			Period to period change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
North Louisiana	23,996	$64,807	$2.70	27,006	$41,188	$1.53	(3,010)	$23,619	$1.17
East Texas	9,016	26,362	2.92	12,621	23,183	1.84	(3,605)	3,179	1.08
South Texas	4,188	29,524	7.05	6,486	30,589	4.72	(2,298)	(1,065)	2.33
Appalachia and other	5,390	13,150	2.44	7,688	10,910	1.42	(2,298)	2,240	1.02
Total	42,590	$133,843	$3.14	53,801	$105,870	$1.97	(11,211)	$27,973	$1.17
Production for the three and six months ended June 30, 2017 decreased by 6.1 Bcfe, or 23%, and 11.2 Bcfe, or 21%, respectively, as compared with the same periods in 2016. Significant components of the changes in production were a result of:

•
decreased production of 1.3 Bcfe and 3.0 Bcfe for the three and six months ended June 30, 2017, respectively, in the North Louisiana region, primarily due to production declines partially offset by additional volumes from the wells turned-to-sales in the second quarter of 2017.

•
decreased production of 2.6 Bcfe and 3.6 Bcfe for the three and six months ended June 30, 2017, respectively, in the East Texas region, primarily due to production declines as we have not turned an operated well to sales in the region since the first quarter of 2016.

•
decreased production of 0.9 Bcfe and 2.3 Bcfe for the three and six months ended June 30, 2017, respectively, in the South Texas region, primarily due to production declines as we have not turned an operated well to sales in the region since late 2015. We also incurred higher downtime during the six months ended June 30, 2017 associated with the repairs of a third-party central production and storage facility, and offset frac activities by other operators in the region. In addition, we were forced to shut-in certain wells during June 2017 as a result of Chesapeake purportedly terminating a long-term natural gas sales contract. See further discussion in "Note 3. Acquisitions, divestitures and other" in the Notes to our Condensed Consolidated Financial Statements.

•
decreased production of 1.2 Bcfe and 2.3 Bcfe for the three and six months ended June 30, 2017, respectively, in the Appalachia region, primarily due to the sale of our interests in shallow conventional assets in 2016 and production declines, partially offset by lower shut-in volumes. We have not had an active drilling program in this region since 2013. Production during the six months ended June 30, 2016 was impacted by approximately 0.7 Bcfe of shut-in volumes due to low regional natural gas prices.

Oil and natural gas revenues for the three months ended June 30, 2017 increased by $10.3 million, or 19%, as compared with the same period in 2016. The increase in revenues was primarily the result of an increase in oil and natural gas prices partially offset by lower oil and natural gas production. Our average natural gas sales price increased 77% to $2.63 per Mcf for the three months ended June 30, 2017 from $1.49 per Mcf for the three months ended June 30, 2016, primarily due to higher market prices and improved regional differentials in the Appalachia region. Our average sales price of oil per Bbl increased 17% to $47.21 per Bbl for the three months ended June 30, 2017 from $40.25 per Bbl for the three months ended June 30, 2016, primarily due to higher market prices.
Oil and natural gas revenues for the six months ended June 30, 2017 increased by $28.0 million, or 26%, as compared with the same period in 2016. The increase in revenues was primarily the result of an increase in oil and natural gas prices partially offset by lower oil and natural gas production. Our average natural gas sales price increased 76% to $2.66 per Mcf for the six months ended June 30, 2017 from $1.51 per Mcf for the six months ended June 30, 2016, primarily due to higher market prices and improved regional differentials in the Appalachia region. Our average sales price of oil per Bbl increased 43% to $48.10 per Bbl for the six months ended June 30, 2017 from $33.57 per Bbl for the six months ended June 30, 2016, primarily due to higher market prices.
Purchased natural gas and marketing revenues
Purchased natural gas and marketing revenues include revenues we receive as a result of selling natural gas purchased from third parties and marketing fees we receive from third parties. Purchased natural gas and marketing revenues for the three months ended June 30, 2017 increased by $2.0 million, or 43%, as compared with the same period in 2016. Purchased natural gas and marketing revenues for the six months ended June 30, 2017 increased by $4.7 million, or 52%, respectively, as compared with the same period in 2016. The increases were primarily due to higher natural gas prices and marketing fees charged to third parties beginning in September 2016, partially offset by lower volumes purchased.

Oil and natural gas operating costs
The following tables present our operating costs for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017			2016			Quarter to quarter change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$3,389	$74	$3,463	$2,670	$111	$2,781	$719	$(37)	$682
East Texas	1,207	225	1,432	1,108	60	1,168	99	165	264
South Texas	2,885	—	2,885	2,011	58	2,069	874	(58)	816
Appalachia and other	427	8	435	1,542	—	1,542	(1,115)	8	(1,107)
Total	$7,908	$307	$8,215	$7,331	$229	$7,560	$577	$78	$655

	Three Months Ended June 30,
	2017			2016			Quarter to quarter change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$0.28	$0.01	$0.29	$0.20	$0.01	$0.21	$0.08	$—	$0.08
East Texas	0.29	0.05	0.34	0.16	0.01	0.17	0.13	0.04	0.17
South Texas	1.43	—	1.43	0.69	0.02	0.71	0.74	(0.02)	0.72
Appalachia and other	0.16	—	0.16	0.39	—	0.39	(0.23)	—	(0.23)
Total	$0.38	$0.01	$0.39	$0.27	$0.01	$0.28	$0.11	$—	$0.11

	Six Months Ended June 30,
	2017			2016			Period to period change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$6,418	$416	$6,834	$5,580	$152	$5,732	$838	$264	$1,102
East Texas	2,427	797	3,224	2,264	206	2,470	163	591	754
South Texas	5,749	2	5,751	5,569	246	5,815	180	(244)	(64)
Appalachia and other	896	8	904	3,021	—	3,021	(2,125)	8	(2,117)
Total	$15,490	$1,223	$16,713	$16,434	$604	$17,038	$(944)	$619	$(325)

	Six Months Ended June 30,
	2017			2016			Period to period change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$0.27	$0.02	$0.29	$0.21	$0.01	$0.22	$0.06	$0.01	$0.07
East Texas	0.27	0.09	0.36	0.18	0.02	0.20	0.09	0.07	0.16
South Texas	1.37	—	1.37	0.86	0.04	0.90	0.51	(0.04)	0.47
Appalachia and other	0.17	—	0.17	0.39	—	0.39	(0.22)	—	(0.22)
Total	$0.36	$0.03	$0.39	$0.31	$0.01	$0.32	$0.05	$0.02	$0.07
Oil and natural gas operating costs for the three months ended June 30, 2017 increased by $0.7 million, or 9%, as compared to the same period in 2016, primarily due to higher oil and natural gas operating costs in the South Texas and North Louisiana regions. Higher operating costs in the North Louisiana region are the result of additional producing wells and higher repairs and maintenance costs as compared to prior period. This is partially offset by the sale of our conventional assets in the

Appalachia region during 2016. Oil and natural gas operating costs for the six months ended June 30, 2017 decreased by $0.3 million, or 2%, as compared with the same periods in 2016, primarily due to the sale of our conventional assets in the Appalachia region during 2016, partially offset by higher workover activity in the East Texas and North Louisiana regions and higher oil and natural gas operating costs in the North Louisiana region as a result of additional producing wells.
Oil and natural gas operating costs increased from $0.28 per Mcfe for the three months ended June 30, 2016 to $0.39 per Mcfe for the three months ended June 30, 2017. Oil and natural gas operating costs increased from $0.32 per Mcfe for the six months ended June 30, 2016 to $0.39 per Mcfe for the six months ended June 30, 2017. The increases were primarily due to declining production.
Production and ad valorem taxes

The following table presents our production and ad valorem taxes on a percentage of revenue basis and per Mcfe basis for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017			2016
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
North Louisiana	$1,666	5.3%	$0.14	$2,155	11.3%	$0.16
East Texas	293	2.4%	0.07	237	1.9%	0.03
South Texas	1,303	9.2%	0.64	2,198	13.2%	0.75
Appalachia and other	153	2.4%	0.06	267	4.5%	0.07
Total	$3,415	5.3%	$0.16	$4,857	9.0%	$0.18

	Six Months Ended June 30,
	2017			2016
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
North Louisiana	$3,258	5.0%	$0.14	$4,282	10.4%	$0.16
East Texas	625	2.4%	0.07	587	2.5%	0.05
South Texas	2,698	9.1%	0.64	4,277	14.0%	0.66
Appalachia and other	269	2.0%	0.05	351	3.2%	0.05
Total	$6,850	5.1%	$0.16	$9,497	9.0%	$0.18
Production and ad valorem taxes for the three months ended June 30, 2017 decreased by $1.4 million, or 30%, as compared with the same period in 2016. Production and ad valorem taxes for the six months ended June 30, 2017 decreased by $2.6 million, or 28%, as compared with the same period in 2016. The decreases were primarily due to lower volumes and lower severance tax rates in Louisiana, which decreased from $0.158 per Mcf to $0.098 per Mcf in July 2016, and lower ad valorem taxes in South Texas. The decrease was partially offset by higher commodity prices. The higher commodity prices primarily impacted properties located in Texas because production taxes are based on a fixed percentage of gross value of production sold.
Gathering and transportation
Gathering and transportation expenses for the three months ended June 30, 2017 increased by $0.3 million, or 1%, as compared with the same period in 2016. Gathering and transportation expenses for the six months ended June 30, 2017 increased by $2.6 million, or 5%, as compared with the same period in 2016. The increase for the six months ended June 30, 2017 was primarily due to gathering expenses in connection with taking our gas in-kind from certain third-party operated wells in the North Louisiana region during 2016, and higher variable gathering costs on volumes from wells turned-to-sales in North Louisiana during the second half of 2016 and 2017. Gathering and transportation expenses were $1.30 per Mcfe for the three months ended June 30, 2017 as compared to $0.99 per Mcfe for the same period in 2016. Gathering and transportation expenses were $1.28 per Mcfe for the six months ended June 30, 2017 as compared to $0.96 for the same period in 2016. The increases were primarily due to lower volumes in relation to fixed costs under gathering and firm transportation contracts in the East Texas and North Louisiana regions.

Purchased natural gas expenses
Purchased natural gas expenses are purchases of natural gas from third parties plus the related costs of transportation. Purchased natural gas expenses for the three and six months ended June 30, 2017 increased by $1.6 million, or 35%, and $2.1 million, or 20%, respectively, as compared with the same periods in 2016. The increases were primarily due to higher purchase prices partially offset by lower volumes purchased.
Depletion, depreciation and amortization
Depletion, depreciation and amortization for the three months ended June 30, 2017 decreased from the same period in 2016 primarily due to a decrease in depletion expense of $7.4 million, or 39%. On a per Mcfe basis, the depletion rate for the three months ended June 30, 2017 was $0.54 per Mcfe, compared with $0.69 per Mcfe in the same period in 2016. Depletion, depreciation and amortization for the six months ended June 30, 2017 decreased from the same period in 2016 primarily due to a decrease in depletion expense of $24.8 million, or 52%. On a per Mcfe basis, the depletion rate for the six months ended June 30, 2017 was $0.53 per Mcfe, compared with $0.88 per Mcfe in the same period in 2016. The decreases in depletion expense were primarily due to an increase in our total proved reserves due to an increase in commodity prices.
Impairment of oil and natural gas properties
We did not record an impairment to our oil and natural gas properties for the three and six months ended June 30, 2017, and we recorded impairments of $26.2 million and $160.8 million for the three and six months ended June 30, 2016, respectively. The impairments for the three and six months ended June 30, 2016 were primarily due to the significant decline in oil and natural gas prices. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.
General and administrative
The following table presents our general and administrative expenses for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	2016	Quarter to quarter change	2017	2016	Period to period change
General and administrative expenses:
Gross general and administrative expenses	$12,489	$13,844	$(1,355)	$24,786	$27,772	$(2,986)
Technical services and service agreement charges	(1,504)	(2,066)	562	(2,898)	(4,393)	1,495
Operator overhead reimbursements	(3,697)	(3,365)	(332)	(7,078)	(6,876)	(202)
Capitalized salaries	(723)	(758)	35	(1,448)	(1,764)	316
General and administrative expenses, excluding equity-based compensation	6,565	7,655	(1,090)	13,362	14,739	(1,377)
Gross equity-based compensation	(7,622)	9,275	(16,897)	(9,648)	13,348	(22,996)
Capitalized equity-based compensation	(337)	53	(390)	(693)	(207)	(486)
General and administrative expenses	$(1,394)	$16,983	$(18,377)	$3,021	$27,880	$(24,859)
General and administrative expenses for the three months ended June 30, 2017 decreased by $18.4 million, or 108%, compared with the same period in 2016. General and administrative expenses for the six months ended June 30, 2017 decreased by $24.9 million, or 89%, compared with the same period in 2016. Significant components of the changes in general and administrative expenses were a result of:

•
decreased equity-based compensation of $17.3 million and $23.5 million for the three and six months ended June 30, 2017, respectively. The decrease was primarily due to a significant decline in the fair value of the warrants issued to ESAS that resulted in income of $9.3 million and $12.9 million for the three and six months ended June 30, 2017, respectively, as compared to expense of $8.9 million and $10.9 million for the three and six months ended June 30, 2016, respectively. The fair value of the warrants is dependent on factors such as our share price, historical volatility, risk-free rate and performance relative to our peer group. The decrease in EXCO's share price contributed to a significant decrease in the fair value of the warrants and the related equity-based compensation expense at June 30, 2017. The expense related to warrants is re-measured and adjusted each interim reporting period; therefore, our general and administrative expenses in future periods could be volatile based on the aforementioned factors.

•
decreased personnel costs of $1.5 million and $2.6 million for the three and six months ended June 30, 2017, respectively, primarily due to reductions in our workforce. Our general and administrative employee headcount was 17% lower on June 30, 2017 as compared to June 30, 2016.

•
decreased consulting and contract labor costs of $0.8 million for the six months ended June 30, 2017, primarily related to the annual incentive payment to ESAS that is based on EXCO’s common share price achieving certain performance hurdles as compared to a peer group.

•	increased professional and legal fees of $1.0 million and $2.2 million for the three and six months ended June 30, 2017, respectively, primarily related to various legal and advisory fees.

•
decreased various other gross general and administrative expenses of $0.9 million and $1.8 million for the three and six months ended June 30, 2017, respectively. These decreases reflect our continued efforts to reduce our general and administrative costs throughout the organization.

•	decreased technical services and service agreement recoveries of $0.6 million and $1.5 million for the three and six months ended June 30, 2017, respectively, primarily a result of reduced headcount.
Other operating items
Other operating items were net losses of $0.3 million and $24.9 million for the three months ended June 30, 2017 and 2016, respectively. Other operating items were net losses of $1.4 million and $25.0 million for the six months ended June 30, 2017 and 2016, respectively. The net losses for the three and six months ended June 30, 2016 were primarily due to a loss of $24.3 million recorded during the second quarter of 2016 in connection with the settlement of the litigation with our joint venture partner.
Interest expense, net
The following table presents our interest expense, net for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	2016	Quarter to quarter change	2017	2016	Period to period change
Interest expense, net:
EXCO Resources Credit Agreement	$187	$1,195	$(1,008)	$2,195	$2,305	$(110)
1.5 Lien Notes	11,980	—	11,980	13,922	—	13,922
1.75 Lien Term Loans	5,766	—	5,766	7,564	—	7,564
Fairfax Term Loan	—	9,375	(9,375)	7,708	18,750	(11,042)
2018 Notes	2,539	2,606	(67)	5,076	5,505	(429)
2022 Notes	1,491	4,137	(2,646)	2,982	8,307	(5,325)
Amortization of deferred financing costs	2,040	1,866	174	5,724	4,868	856
Capitalized interest	(1,608)	(1,303)	(305)	(2,898)	(2,642)	(256)
Other	85	56	29	159	96	63
Total interest expense, net	$22,480	$17,932	$4,548	$42,432	$37,189	$5,243
Interest expense, net for the three and six months ended June 30, 2017 increased $4.5 million and $5.2 million, respectively, from the same periods in 2016. The increases were primarily due to additional interest expense on the 1.5 Lien Notes and 1.75 Lien Term Loans that were issued in March 2017. The interest on the 1.75 Lien Term Loans was paid in common shares on June 20, 2017, and the expense was based on the fair value of the common shares as of the interest payment date. As of June 30, 2017, we accrued interest on the 1.5 Lien Notes and 1.75 Lien Term Loans based on the interest rate for PIK Payments. This was partially offset by lower interest expense on the 2018 Notes and 2022 Notes due to lower outstanding balances as a result of note repurchases that occurred during 2016, lower average outstanding balances on the EXCO Resources Credit Agreement and the Fairfax Term Loan. The proceeds from the issuance of the 1.5 Lien Notes were primarily utilized to repay the outstanding indebtedness on the EXCO Resources Credit Agreement, and the Fairfax Term Loan was deemed terminated as a result of the Second Lien Term Loan Exchange.
As discussed in "Note 8. Debt" in the Notes to our Condensed Consolidated Financial Statements, the combined fair value of the warrants issued of $148.6 million as of March 15, 2017 and $4.5 million of cash paid to certain investors who elected to receive cash in lieu of warrants was recorded as a discount to the 1.5 Lien Notes. In addition, the combined fair value of the warrants issued of $12.6 million and $8.6 million of cash paid to the lenders who elected to receive cash in lieu of warrants was recorded as a discount to the 1.75 Lien Term Loans. As such, we expect our interest expense to continue to increase in future periods due the significant discount balances that are being amortized to interest expense over the life of the loans. In addition, if we choose to make PIK Payments on the 1.5 Lien Notes and 1.75 Lien Term Loans, our interest expense could increase due to higher interest rates associated with PIK Payments.
The Exchange Term Loan, as defined in "Note 8. Debt" in the Notes to our Condensed Consolidated Financial Statements, and a portion of the 1.75 Lien Term Loans are accounted for as a troubled debt restructuring pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 470-60, Troubled Debt Restructuring by Debtors. As such, all payments under the terms of the Exchange Term Loan and a portion of the 1.75 Lien Term Loans, whether designated as interest or as principal amount, reduce the carrying amount of each loan and no interest expense, in accordance with GAAP, is recognized.
Gain (loss) on derivative financial instruments - commodity derivatives
Our oil and natural gas derivative financial instruments resulted in a net gain of $6.5 million and a net loss of $36.4 million for the three months ended June 30, 2017 and 2016, respectively. Our oil and natural gas derivative financial instruments resulted in a net gain of $22.1 million and a net loss of $19.8 million for the six months ended June 30, 2017 and 2016, respectively. Based on the nature of our derivative contracts, increases in the related commodity price typically result in a decrease to the value of our derivatives contracts. The significant fluctuations demonstrate the high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
The following table presents our oil and natural gas prices, before and after the impact of the cash settlement of our commodity derivatives:

	Three Months Ended June 30,			Six Months Ended June 30,
Average realized pricing:	2017	2016	Quarter to quarter change	2017	2016	Period to period change
Natural gas (per Mcf):
Net price, excluding derivatives	$2.63	$1.49	$1.14	$2.66	$1.51	$1.15
Cash receipts (payments) on derivatives	(0.06)	0.54	(0.60)	(0.14)	0.49	(0.63)
Net price, including derivatives	$2.57	$2.03	$0.54	$2.52	$2.00	$0.52
Oil (per Bbl):
Net price, excluding derivatives	$47.21	$40.25	$6.96	$48.10	$33.57	$14.53
Cash receipts (payments) on derivatives	0.26	7.94	(7.68)	(0.01)	10.04	(10.05)
Net price, including derivatives	$47.47	$48.19	$(0.72)	$48.09	$43.61	$4.48
Natural gas equivalent (per Mcfe):
Net price, excluding derivatives	$3.09	$2.01	$1.08	$3.14	$1.97	$1.17
Cash receipts (payments) on derivatives	(0.05)	0.62	(0.67)	(0.13)	0.62	(0.75)
Net price, including derivatives	$3.04	$2.63	$0.41	$3.01	$2.59	$0.42
Our total cash payments for the three months ended June 30, 2017 were $1.1 million, or $0.05 per Mcfe, compared to cash receipts of $16.6 million, or $0.62 per Mcfe, for the three months ended June 30, 2016. Our total cash payments for the six months ended June 30, 2017 were $5.6 million, or $0.13 per Mcfe, compared to cash receipts of $33.4 million, or $0.62 per

Mcfe, for the six months ended June 30, 2016. As noted above, the significant fluctuations between settlements on our derivative financial instruments demonstrate the volatility in commodity prices.
Gain on derivative financial instruments - common share warrants
Pursuant to FASB ASC Topic 815, Derivatives and Hedging, ("ASC 815"), we account for the warrants issued in connection with the issuance of the 1.5 Lien Notes and 1.75 Lien Term Loans as derivative instruments and carry the warrants as a non-current liability at their fair value, with the increase or decrease in fair value being recognized in earnings. These warrants are measured at fair value on a recurring basis until the date of exercise or the date of expiration. We recorded a gain on revaluation of the warrants of $122.3 million and $128.3 million during the three and six months ended June 30, 2017, respectively, primarily due to a decrease in EXCO's share price.
Gain (loss) on restructuring and extinguishment of debt
For the three and six months ended June 30, 2017, we recorded a loss on restructuring of debt of $0.1 million and $6.4 million, respectively, related to the Second Lien Term Loan Exchange transaction costs. For the three and six months ended June 30, 2016, we recorded a net gain on extinguishment of debt of $16.8 million and $62.0 million, respectively. The net gains for the three and six months ended June 30, 2016 were primarily due to the repurchases of the 2018 Notes and 2022 Notes.
Equity income (loss)
Our equity income (loss) was net income of $0.3 million and a net loss of $0.1 million for the three months ended June 30, 2017 and 2016, respectively. The increase is due to higher earnings from our investment that serves as the operator and owns an interest in our Appalachia assets primarily due to higher regional natural gas prices. Our equity income (loss) was net income of $0.7 million and a net loss of $8.0 million for the six months ended June 30, 2017 and 2016, respectively. The equity loss for the six months ended June 30, 2016 was primarily due to a $4.9 million impairment of our midstream investment in the East Texas and North Louisiana regions that we account for under the cost method of accounting. In addition, we recorded a net loss of $2.8 million for the six months ended June 30, 2016 from our equity method investment that owns and manages certain surface acreage in the North Louisiana region primarily due to its impairment of certain assets.
Income taxes
During the three and six months ended June 30, 2017, we recognized deferred income tax expense of $1.0 million and $2.1 million, respectively. During the three and six months ended June 30, 2016, we recognized deferred income tax expense of $0.7 million. Deferred income tax expense recognized in all periods related to a deferred tax liability for tax-deductible goodwill. The deferred tax liability related to goodwill is considered to have an indefinite life based on the nature of the underlying asset and cannot be offset under GAAP with a deferred tax asset with a definite life, such as net operating loss carryforwards ("NOLs"). However, the deferred income tax expense is not expected to result in cash payments of income taxes in the foreseeable future.
Our net deferred tax assets, excluding the deferred tax liability for goodwill, have been fully reserved with valuation allowances. Our accumulated valuation allowance as of June 30, 2017 was approximately $1.3 billion and has fully offset our net deferred tax assets, excluding the deferred tax liability for goodwill. We will continue to recognize deferred tax valuation allowances until the realization of deferred benefits becomes more-likely-than-not. As a result of the Second Lien Term Loan Exchange, we had cancellation of debt income for tax purposes that reduced our NOLs by $86.6 million during the six months ended June 30, 2017.
The effective income tax rates, excluding the impact of the valuation allowances, would have been 78.6% and 76.0% for the three and six months ended June 30, 2017, respectively, and 39.0% and 38.5% for the three and six months ended June 30, 2016, respectively. The effective tax rates, excluding the impact of the valuation allowance, differ from the statutory tax rates primarily due to permanent differences between the amounts recorded for financial reporting purposes and the amounts used for income tax purposes.

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

•	additional debt restructuring activities, which may include seeking relief under the U.S. Bankruptcy Code;

•	our ability to maintain compliance with debt covenants; and

•	the potential outcome of litigation related to certain natural gas sales and firm transportation contracts.
Recent events affecting Liquidity

On March 15, 2017, we closed a series of transactions including the issuance of $300.0 million in aggregate principal amount of 1.5 Lien Notes and the exchange of $682.8 million in aggregate principal amount of the Second Lien Term Loans for 1.75 Lien Term Loans. The transaction fees paid to the lenders included a combination of cash and warrants to purchase our common shares. Under the terms of the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans, we may, at our discretion prior to December 31, 2018 and subject to certain limitations, make interest payments in cash, common shares or additional indebtedness. As discussed below, our ability to make PIK payments in common shares will be significantly limited, and we will be required to pay a portion of our interest in cash or additional indebtedness during this period.

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
On April 7, 2017, we entered into an agreement to divest our oil and natural gas properties and surface acreage in South Texas, and the transaction was originally expected to close on June 1, 2017. As discussed in detail in "Note 3. Acquisitions, divestitures and other significant events", in the Notes to our Condensed Consolidated Financial Statements, we entered into an amendment to the agreement that extended the closing date to August 15, 2017, subject to EXCO satisfying certain closing conditions. As of August 8, 2017, these conditions have not been satisfied. No assurance can be given as to outcome or timing of the divestiture. If we successfully close the South Texas divestiture, the borrowing base under the EXCO Resources Credit Agreement will be reduced from $150.0 million to $100.0 million.
On May 31, 2017, our shareholders approved a proposal to (i) permit the issuance of common shares to pay interest on the 1.5 Lien Notes and 1.75 Lien Term Loans and permit the issuance of common shares upon the exercise of the warrants associated with the 1.5 Lien Notes and 1.75 Lien Term Loans, in each case for purposes of New York Stock Exchange rules, and (ii) enable a reverse share split. On June 20, 2017, we paid interest on the 1.75 Lien Term Loans in common shares, which resulted in the issuance of 2,745,754 common shares ("PIK Shares") in lieu of an approximate $23.0 million cash interest payment under the 1.75 Lien Term Loans. It is currently unclear how many common shares will be issued in the future as a result of the payment-in-kind feature, the amount of which will substantially depend on prevailing market conditions, Liquidity and the price of our common shares. Furthermore, our ability to pay interest in common shares or additional indebtedness is subject to certain restrictions.

As a result of these transactions, our Liquidity improved from $66.4 million as of December 31, 2016 to $169.7 million as of June 30, 2017. Our Liquidity will continue to be negatively impacted by significant interest and principal payments related to our indebtedness, and gathering, transportation and certain other commercial contracts. We continue to evaluate additional transactions to restructure our existing indebtedness and address near-term liquidity needs, which may include in-court or out-of-court restructuring. See below for further discussion of our Liquidity and our ability to continue as a going concern.
Overview of debt, Liquidity, cash interest and maturities
The following table presents our Liquidity and outstanding principal balance of debt as of June 30, 2017:

(in thousands)	June 30, 2017
EXCO Resources Credit Agreement (1)	$—
1.5 Lien Notes	300,000
1.75 Lien Term Loans (2)	682,754
Exchange Term Loan (2)	17,246
2018 Notes	131,576
2022 Notes	70,169
Total debt (3)	$1,201,745
Net debt	$1,170,490
Borrowing base	$150,000
Unused borrowing base (4)	$138,401
Cash (5)	$31,255
Unused borrowing base plus cash	$169,656

(1)
Subsequent to June 30, 2017, we borrowed $50.0 million to fund the acquisition of certain oil and natural gas properties and undeveloped acreage in the North Louisiana region and other working capital needs.

(2)
Amounts presented are the outstanding principal balances and exclude $166.2 million and $6.8 million of deferred reductions to carrying value on the 1.75 Lien Term Loans and the Exchange Term Loan, respectively. See "Note 8. Debt" in the Notes to our Condensed Consolidated Financial Statements for additional information.

(3)	Excludes unamortized discounts and deferred financing costs.

(4)	Net of $11.6 million in letters of credit at June 30, 2017.

(5)	Includes restricted cash of $21.9 million at June 30, 2017.
Set forth below is a summary of our outstanding indebtedness as of June 30, 2017, related maturity dates and a summary of cash interest rates:

(in thousands)	Principal amount outstanding	Maturity date	Frequency of payment	Annual cash interest rate
EXCO Resources Credit Agreement	$—	July 31, 2018	Monthly	(1)
1.5 Lien Notes	300,000	March 20, 2022	Semi-annually	8.0%
1.75 Lien Term Loans	682,754	October 26, 2020	Quarterly	12.5%
Exchange Term Loan	17,246	October 26, 2020	Quarterly	12.5%
2018 Notes	131,576	September 15, 2018	Semi-annually	7.5%
2022 Notes	70,169	April 15, 2022	Semi-annually	8.5%
Total debt	$1,201,745

(1)
The interest rate grid on the revolving credit facility of the EXCO Resources Credit Agreement ranges from LIBOR plus 225 bps to 325 bps (or ABR plus 125 bps to 225 bps), depending on the percentages of drawn balances to the borrowing base.

Credit agreements and long-term debt
As of June 30, 2017, our consolidated debt consisted of the EXCO Resources Credit Agreement, 1.5 Lien Notes, 1.75 Lien Term Loans, Exchange Term Loan, 2018 Notes and 2022 Notes. See "Note 8. Debt" in the Notes to our Condensed Consolidated Financial Statements for a more detailed description of each agreement.
As of June 30, 2017, we were in compliance with the following financial covenants (each as defined in the EXCO Resources Credit Agreement):

•
our cash (as defined in the agreement) plus unused commitments under the EXCO Resources Credit Agreement of $166.7 million exceeded the required minimum of $70.0 million as of the end of a fiscal quarter ("Minimum Liquidity Test");

•
our ratio of aggregate revolving credit exposure to consolidated EBITDAX ("Aggregate Revolving Credit Exposure Ratio") of 0.1 did not exceed the maximum of 1.2 to 1.0 as of the end of any fiscal quarter. Aggregate revolving credit exposure utilized in the Aggregate Revolving Credit Exposure Ratio includes borrowings and letters of credit under the EXCO Resources Credit Agreement.

In addition, we are required to maintain a ratio of consolidated EBITDAX to consolidated interest expense (“Interest Coverage Ratio”) of at least 1.75 to 1.0 for the fiscal quarter ending September 30, 2017 and 2.0 to 1.0 for fiscal quarters thereafter. The consolidated EBITDAX and consolidated interest expense utilized in this ratio are based on the most recent fiscal quarter ended multiplied by 4.0 as of September 30, 2017, the most recent two fiscal quarters ended multiplied by 2.0 as of December 31, 2017, the most recent three fiscal quarters ended multiplied by 4/3 as of March 31, 2018, and the trailing twelve month period for fiscal quarters ending thereafter. The definition of consolidated interest expense includes cash interest payments that are accounted for as reductions in the carrying amount of indebtedness in accordance with FASB ASC 470-60. Consolidated interest expense is limited to payments in cash, and excludes PIK Payments on the 1.5 Lien Notes and 1.75 Lien Term Loans. The consolidated interest expense utilized in the Interest Coverage Ratio is limited to payments in cash, and excludes payments in common shares or additional indebtedness on the 1.5 Lien Notes and 1.75 Lien Term Loans. Therefore, our ability to maintain compliance with this covenant is dependent on our ability to pay in common shares or additional indebtedness.
Liquidity concerns and going concern assessment
Our Liquidity is currently significantly constrained. The principal purpose of offering the 1.5 Lien Notes, exchanging the Second Lien Term Loans for 1.75 Lien Term Loans and entering into an agreement to divest our properties in South Texas was to alleviate the substantial cash interest payment burden and improve our Liquidity. Our initial expectation was to make PIK Payments in common shares on the 1.5 Lien Notes and the 1.75 Lien Term Loans throughout the remainder of 2017 and 2018, which would have reduced our annual cash interest payments by $109.3 million. However, due to the reasons discussed below, our ability to make PIK payments in common shares will be significantly limited, and we will be required to pay a portion or all of our interest in cash or additional indebtedness during this period.
Our common share price has and continues to be volatile and has significantly decreased from March 31, 2017. Under the terms of the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans, we cannot issue common shares as PIK Payments if it would result in a beneficial owner, directly or indirectly, owning more than 50% of the outstanding common shares. If our common share price remains at the current levels or continues to decrease, we will have to issue a greater number of common shares to make PIK Payments on the 1.5 Lien Notes and 1.75 Lien Term Loans. This could prevent us from paying interest in common shares in 2017 and 2018, as initially anticipated, because doing so, could result in certain holders owning more than 50% of our outstanding common shares. If we experience certain events deemed to be a change of control, as defined in respective agreements, we may be required to offer to repurchase or repay all or a portion of our existing indebtedness, including the 2018 Notes, 2022 Notes, 1.5 Lien Notes and 1.75 Lien Term Loans. If this occurs and our indebtedness is accelerated and becomes immediately due and payable, our Liquidity would not be sufficient to pay such indebtedness. In addition, under the Registration Rights Agreement dated as of March 15, 2017 by and among the Company and the 1.5 Lien Notes and 1.75 Lien Term Loan investors ("Registration Rights Agreement"), our ability to make PIK Payments in common shares is subject to our Resale Registration Statement (as defined in the indenture governing the 1.5 Lien Notes or the credit agreement governing the 1.75 Lien Term Loans, as applicable) being declared effective by the SEC by October 11, 2017. The Resale Registration Statement has not been declared effective as of August 8, 2017, and there is no assurance we will be able to satisfy this condition. Even if we are able to make PIK Payments in common shares in future periods, we may elect not to because such issuances would contribute in an ownership change under Section 382 of the Internal Revenue Code that could limit our ability to use our NOLs to reduce future taxable income. As of June 30, 2017, we had estimated NOLs of $2.3 billion.
The amount of PIK Payments made in additional 1.5 Lien Notes or 1.75 Lien Term Loans is subject to incurrence covenants within our debt agreements that limit our aggregate secured indebtedness to $1.2 billion. As of June 30, 2017, our secured indebtedness was $1.15 billion; therefore, our ability to make PIK Payments in additional indebtedness would be limited to $50.0 million. This amount will be reduced dollar-for-dollar to the extent that we incur any additional secured indebtedness, including PIK Payments in additional indebtedness.
Based on our estimates, the limitations on our ability to make interest payments on the 1.5 Lien Notes and 1.75 Lien Term Loans in our common shares will require us to pay a portion or all of the interest in cash or additional indebtedness during the remainder of 2017 and 2018. If we pay a significant portion of the interest on the 1.5 Lien Notes or 1.75 Lien Term Loans in cash for the September 20, 2017 or December 20, 2017 interest payment dates, then we are not expected to comply with the Interest Coverage Ratio in the EXCO Resources Credit Agreement.
The EXCO Resources Credit Agreement also requires that under our Minimum Liquidity Test, our cash (as defined in the agreement) plus unused commitments under the EXCO Resources Credit Agreement cannot be less than (i) $50.0 million as of the end of a fiscal month and (ii) $70.0 million as of the end of a fiscal quarter and that our Aggregate Revolving Credit Exposure Ratio cannot exceed 1.2 to 1.0 as of the end of any fiscal quarter. If we are not able to close the South Texas divestiture or make interest payments in common shares, it is probable that we will not meet the minimum requirement under the Minimum Liquidity Test and the Aggregate Revolving Credit Exposure Ratio for the twelve-month period following the date of these unaudited Condensed Consolidated Financial Statements, and could be in default under either of these covenants as early as of the end of the third quarter of 2017. Our borrowing base could be further reduced by the lenders at the next redetermination date which is scheduled to occur on or around November 1, 2017. In addition, if we are not deemed to be solvent, as defined in the EXCO Resources Credit Agreement, our ability to borrow under the EXCO Resources Credit Agreement will be prohibited.
We borrowed an aggregate of $50.0 million under the EXCO Resources Credit Agreement subsequent to June 30, 2017 to fund the acquisition of certain oil and natural gas properties and undeveloped acreage in the North Louisiana region and to fund other working capital needs. Our capital expenditures are expected to exceed our operating cash flows for the remainder of 2017 and the deficit is expected to be funded with borrowings under the EXCO Resources Credit Agreement or asset sales, if any.
The maturity date of the EXCO Resources Credit Agreement is July 31, 2018, and our 2018 Notes are due September 15, 2018. There is no assurance that the maturity date of the EXCO Resources Credit Agreement will be extended or that we will be able to refinance the debt outstanding under the EXCO Resources Credit Agreement on terms that are satisfactory to us, or at all. If we repay the 2018 Notes in full in cash at maturity in September 2018, there will be an event of default under the indenture governing the 1.5 Lien Notes and 1.75 Lien Term Loans, which would result in an event of default under all of our other debt agreements. The covenants in the EXCO Resources Credit Agreement limit cash paid for repurchases, exchanges, redemptions or acquisitions of the 2018 Notes and 2022 Notes to $75.0 million; provided further that we shall have, after giving pro forma effect to any such transaction, unused commitments under the EXCO Resources Credit Agreement plus unrestricted cash equal to or greater than $100.0 million. The covenants in the 1.5 Lien Notes and the 1.75 Lien Term Loans limit cash paid for repurchases, exchanges, redemptions or acquisitions of the 2018 and 2022 Notes not to exceed $25.0 million. However we may repurchase, exchange, redeem or acquire an additional 2018 Notes and 2022 Notes for an amount not to exceed an additional $70.0 million, thereafter; provided further that we shall have liquidity (as defined in the agreement) of at least $200.0 million.
Our Liquidity is not expected to be sufficient to support the cash interest payments due under our outstanding indebtedness for the twelve-month period following the date of these unaudited Condensed Consolidated Financial Statements or to repay the outstanding indebtedness due in 2018. If we cannot make scheduled cash payments on our debt, we will be in default and holders of our outstanding notes and loans could declare all outstanding principal and interest to be due and payable, the lenders under the EXCO Resources Credit Agreement could terminate their commitments to loan money, and our secured lenders could foreclose against the assets securing their borrowings. Any event of default may cause a default or accelerate our obligations with respect to unsecured indebtedness, including our 2018 Notes and 2022 Notes, which could adversely affect our business, financial condition and results of operations. These factors raise substantial doubt about our ability to continue as a going concern.
In addition, our Liquidity and compliance with debt covenants may be impacted by the outcome of certain litigation and the potential closing of the divestiture of our South Texas properties. As described in "Item 3. Legal Proceedings" in our 2016 Form 10-K, we are currently in a dispute subject to litigation with Enterprise Products Operating LLC ("Enterprise") and Acadian Gas Pipeline System ("Acadian") in which Enterprise and Acadian filed a suit claiming that we improperly terminated the sales and transportation contracts. If we are unable to satisfactorily resolve our litigation with Enterprise and Acadian and we are required to pay a judgment, any such payment could adversely affect our ability to pay principal of and interest on our outstanding debt.
If we are not able to complete the divestiture of our South Texas properties as described in “Note 3. Acquisitions, divestitures and other significant events” in the Notes to our Condensed Consolidated Financial Statements, this will accelerate our Liquidity concerns because we anticipate using most of the net proceeds to acquire and develop our oil and gas properties and fund our capital expenditures, which will permit us to use our remaining Liquidity to make cash interest and principal payments on our outstanding debt. Under our debt agreements, we are permitted to permanently prepay certain senior secured debt or make an asset sale offer with respect to the 1.5 Lien Notes or reinvest the proceeds in oil and gas properties or make capital expenditures. The intent and ability of the buyer to consummate the transaction was deemed to be outside of our control in accordance with FASB ASC 205-40, Going Concern. Therefore, the divestiture was not factored into our analysis regarding our ability to continue as a going concern as of the date of these unaudited Condensed Consolidated Financial Statements. However, the closing of the divestiture of our South Texas properties is not expected to alleviate the substantial doubt about our ability to continue as a going concern.
If we deliver to our lenders an audit report prepared by our auditors with respect to the financial statements for the fiscal year ended December 31, 2017 that includes an explanatory paragraph expressing uncertainty as to our ability to continue as a going concern, then it will be an event of default under each of the EXCO Resources Credit Agreement, 1.5 Lien Notes and 1.75 Lien Term Loans. These defaults would result in a default under the indentures governing our 2018 Notes and our 2022 Notes. As of the date of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, our management has determined that there are a number of factors that continue to raise substantial doubt about our ability to continue as a going concern. We may not be able to eliminate the substantial doubt concerning our ability to continue as a going concern or obtain waivers with respect to this obligation from our lenders. If the substantial doubt about our ability to continue as a going concern still exists at the date we deliver our financial statements for the fiscal year ended December 31, 2017, we would experience an event of default under such agreements.
If we are unable to restructure our current obligations under our existing outstanding debt and address near-term liquidity needs, we may need to seek relief under the U.S. Bankruptcy Code. This may include: (i) pursuing a plan of reorganization; (ii) seeking bankruptcy court approval for the sale or sales of some, most or substantially all of our assets and a subsequent liquidation of the remaining assets in the bankruptcy case; or (iii) seeking another form of bankruptcy relief, all of which involve uncertainties, potential delays and litigation risks. In addition, our creditors may file an involuntary petition for bankruptcy against us. In any bankruptcy proceeding, holders of our common shares may receive little or no consideration.
Capital expenditures
Our plans for 2017 focus primarily on the exploitation and development of projects with the highest rates of return in our portfolio including the Haynesville and Bossier shales in North Louisiana. Our Board of Directors approved a capital budget of $158.0 million for 2017, of which approximately $138.0 million is allocated to drilling and completion activities. We plan to spend approximately $113.0 million to drill 36 gross (17.8 net) operated wells and complete 18 gross (10.1 net) operated wells during 2017. The operated wells included as part of our 2017 plans will feature a modified well design that builds on the success of the results from the Company's 2016 development program in its North Louisiana and East Texas regions, including the use of more proppant and extended laterals. The completion methods will include extended laterals up to 10,000 feet and an average of 3,500 lbs of proppant per lateral foot. We will continue to focus on operational initiatives to enhance our well designs, optimize our base production and maximize the recoveries from our properties. In addition, our capital budget includes approximately $25.0 million of drilling and completion activities operated by others for wells in the Haynesville and Bossier shales in North Louisiana and East Texas. Furthermore, we will continue to evaluate and pursue accretive leasing and acquisition opportunities to increase our drilling inventory.
For the six months ended June 30, 2017, our capital expenditures totaled $58.2 million, of which $48.8 million was primarily related to the development of the Haynesville shale and the appraisal of the Bossier shale in North Louisiana. Our development program during the six months ended June 30, 2017 included drilling 15 gross (8.3 net) wells and turning-to-sales 4 gross (3.5 net) wells.
The following table presents our capital expenditures for the six months ended June 30, 2017 and our capital budget for the full year 2017. We are currently evaluating potential modifications to our development plans for the remainder of 2017 as a result of increasing service costs, elections by partners to participate in our operated wells, proposals to participate in non-

operated wells, acquisitions and the potential divestiture of our assets in South Texas. In addition, we may need to further modify or suspend our planned drilling program due to liquidity constraints. We have recently experienced significant increases in certain costs, particularly hydraulic fracturing and related completion services, that are expected to increase the average cost per well by approximately 10-13% compared to wells drilled during the six months ended June 30, 2017.

	Six Months Ended	July - December Forecast	Capital Budget
(in thousands)	June 30, 2017	2017	2017
Capital expenditures:
Development capital expenditures	$48,750	$89,250	$138,000
Other (1)	9,479	10,521	20,000
Total	$58,229	$99,771	$158,000

(1) Other capital expenditures are comprised primarily of capitalized corporate costs, field operations and land costs.

Historical sources and uses of funds
Net increases (decreases) in cash are summarized as follows:

	Six Months Ended June 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$33,601	$45,925
Net cash used in investing activities	(67,200)	(43,233)
Net cash provided by financing activities	33,905	12,624
Net increase in cash	$306	$15,316
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
For the six months ended June 30, 2017, our net cash provided by operating activities was $33.6 million as compared to $45.9 million for the six months ended June 30, 2016. The decrease was primarily due to lower production and less favorable working capital conversions, partially offset by higher oil and natural gas prices and lower cash interest payments.
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
For the six months ended June 30, 2017, our net cash used in investing activities was $67.2 million that primarily consisted of drilling and completion activities and oil and natural gas property acquisitions in the North Louisiana region. For the six months ended June 30, 2016, our net cash used in investing activities was $43.2 million primarily due to our completion activities in the East Texas region and drilling activities in the North Louisiana region. This was partially offset by $11.5 million of proceeds received from a sale of certain non-core undeveloped acreage in South Texas and our interests in four producing wells.
Financing activities
For the six months ended June 30, 2017, our net cash provided by financing activities was $33.9 million primarily due to $295.5 million of net proceeds received from the 1.5 Lien Notes and $25.0 million in borrowings under the EXCO Resources Credit Agreement. We used the majority of the proceeds from the 1.5 Lien Notes to repay the entire outstanding balance under the EXCO Resources Credit Agreement of $253.6 million. In addition, we used cash to pay $22.0 million of costs primarily related to debt restructuring activities during the first quarter of 2017, and we made payments of $11.1 million on the Exchange Term Loan, which reduced its carrying value.
For the six months ended June 30, 2016, our net cash provided by financing activities was $12.6 million primarily due to $54.1 million in net borrowings under the EXCO Resources Credit Agreement partially offset by a payments of $25.3 million on the Exchange Term Loan, which reduced its carrying value, and an aggregate of $13.3 million of cash payments used to repurchase a portion of our 2018 Notes and 2022 Notes. The borrowings under the EXCO Resources Credit Agreement were primarily utilized to fund our investing activities. On March 29, 2016, we borrowed our remaining unused commitments of $232.4 million under the EXCO Resources Credit Agreement to secure our liquidity. Prior to the completion of the borrowing base redetermination process on March 29, 2016, we repaid the entire $232.4 million. The borrowing and subsequent repayment both occurred on the same day.
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
Our commodity derivatives are comprised of oil and natural gas swap and collar contracts. As of June 30, 2017, we had commodity derivative financial instruments in place for the volumes and prices shown below:

	NYMEX gas volume - Bbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Mbbl	Weighted average contract price per Bbl
Swaps:
Remainder of 2017	18,400	$3.05	92	$50.00
2018	3,650	3.15	—	—
Collars:
Remainder of 2017	5,520		—
Sold call		3.28		—
Purchased put		2.87		—
We had derivative financial instruments that covered approximately 58% and 61% of production volumes during the three and six months ended June 30, 2017, respectively.
See further details on our derivative financial instruments in "Note 7. Derivative financial instruments" and "Note 9. Fair value measurements" in the Notes to our Condensed Consolidated Financial Statements.
Off-balance sheet arrangements
As of June 30, 2017, we had no arrangements or any guarantees of off-balance sheet debt to third parties.
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
Our use of commodity derivative financial instruments could have the effect of reducing our revenues and the value of our securities. For the six months ended June 30, 2017, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $20.4 million for our oil and natural gas swap contracts. The ultimate settlement amount of our outstanding commodity derivative financial instrument contracts is dependent on future commodity prices. We may incur significant unrealized losses in the future from our use of commodity derivative financial instruments to the extent market prices increase and our commodity derivatives contracts remain in place. The Company's exposure to commodity price fluctuations will increase in 2018 due to lower oil and natural gas volumes covered by derivative contracts compared to historical levels.
Interest rate risk

Our exposure to interest rate changes related primarily to borrowings under the EXCO Resources Credit Agreement. Interest is payable on borrowings under the EXCO Resources Credit Agreement based on a floating rate as more fully described in "Note 8. Debt" in the Notes to our Condensed Consolidated Financial Statements. At June 30, 2017, we had no borrowings outstanding under the EXCO Resources Credit Agreement. The interest we pay on these borrowings is set periodically based upon market rates.
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
Equity price risk

Our exposure to changes in our common share price primarily relate to the 2017 Warrants. We account for the 2017 Warrants as derivative instruments and record the warrants as a non-current liability at fair value, with the increase or decrease in fair value being recognized in earnings. The 2017 Warrants will be measured at fair value on a recurring basis until the underlying common share warrants are exercised or the date of expiration. The 2017 Warrants had a fair value of $32.8 million on June 30, 2017. As of June 30, 2017, a 10% increase in the price of our common shares would have increased the fair value of the liability related to the 2017 Warrants by approximately $4.3 million.

Item 4.     Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Exchange Act, EXCO's management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that EXCO's disclosure controls and procedures were effective as of June 30, 2017 to ensure that information that is required to be disclosed by EXCO in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to EXCO's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in EXCO's internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, EXCO's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are periodically a party to various litigation matters. As described in "Item 3. Legal Proceedings" in our 2016 Form 10-K, we are currently in litigation with Enterprise and Acadian in which Enterprise and Acadian filed a suit claiming that we improperly terminated the sales and transportation contracts. This case is currently set for trial on February 5, 2018.

On June 6, 2017, we filed a petition, application for temporary restraining order and temporary injunction against Chesapeake in Dallas County, Texas, Cause No.DC-17-06672, in the 14th District Court of Dallas County, Texas, for allegedly terminating a long-term sales contract with an expiration of June 30, 2032, between Chesapeake and Raider. We are asserting breach of contract, tortious interference with existing contract, tortious interference with prospective business relations, and declaratory relief that the contract is still in full force and effect. On June 7, 2017, Chesapeake filed to remove the lawsuit to the United States District Court Northern District of Texas. On June 9, 2017, the District Court denied our motion for temporary restraining order. The lawsuit remains pending in federal court. See further discussion in "Note 3. Acquisitions, divestitures and other significant events" in the Notes to our Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

Set forth below are certain material changes to the Risk Factors disclosed in our 2016 Form 10-K:

We have entered into an agreement to divest our properties located in South Texas. The failure to complete such divestiture, or if completed on terms that are less favorable than we currently anticipate, would have a substantial material adverse effect on us and could cause us to be in default under the EXCO Resources Credit Agreement and cause an acceleration of all of our outstanding debt obligations.

The disposition of our South Texas properties may not close on the terms and conditions set forth in the agreement or at all. If the disposition of such properties does not close, we may be forced to sell or liquidate such properties on terms that are substantially less favorable to us, and we may not be able to sell or liquidate such properties at all. The failure to dispose of the South Texas properties pursuant to the agreement or otherwise may contribute to a breach of the EXCO Resources Credit Agreement’s Minimum Liquidity Test and the Aggregate Revolving Credit Exposure Ratio. A breach of these covenants, if not cured, would result in an event of default under the EXCO Resources Credit Agreement.

If an event of default occurs under the EXCO Resources Credit Agreement, the lenders could accelerate the loans outstanding under the EXCO Resources Credit Agreement and deny any additional borrowing requests we might submit. In addition, an event of default under the EXCO Resources Credit Agreement would constitute an event of default under our other debt agreements, including the agreements governing the 1.5 Lien Notes, the 1.75 Lien Term Loans, the 2018 Notes and the 2022 Notes, and would allow the lenders under such debt agreements to accelerate the outstanding amount of such debt.

If any of our debt under the EXCO Resources Credit Agreement, the 1.5 Lien Notes, the 1.75 Lien Term Loans, the 2018 Notes and the 2022 Notes is accelerated, we would not have sufficient Liquidity to repay such indebtedness and would need additional sources of capital to do so. We could attempt to obtain additional sources of capital from asset sales, public or private issuances of debt, equity or equity-linked securities, debt for equity swaps, or any combination thereof. However, we cannot provide any assurances that we will be successful in obtaining capital from such transactions on acceptable terms, or at all, and if we fail to obtain sufficient additional capital to repay the outstanding indebtedness and provide sufficient Liquidity to meet our operating needs, it may be necessary for us to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code or an involuntary petition for bankruptcy may be filed against us.

The EXCO Resources Credit Agreement, 1.5 Lien Notes, and 1.75 Lien Term Loans require us to deliver audited, consolidated financial statements without a going concern or like qualification or explanation. Our failure to obtain a waiver or other relief related to this requirement for the 2017 fiscal year could result in default under the EXCO Resources Credit Agreement, 1.5 Lien Notes, and 1.75 Lien Term Loans, as well as an acceleration of all of our outstanding debt obligations.

Under the EXCO Resources Credit Agreement, 1.5 Lien Notes, and 1.75 Lien Term Loans, we are required to deliver audited, consolidated financial statements without a going concern or like qualification or explanation within 90 days of our fiscal year end. As of the date of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, our management has determined that there are a number of factors that continue to raise substantial doubt about our ability to continue as a going concern. We may not be able to eliminate the substantial doubt concerning our ability to continue as a going concern or obtain waivers with respect to this obligation from our lenders.

If we are unable to eliminate the substantial doubt concerning our ability to continue as a going concern, and our independent registered public accounting firm’s report with respect to our year-end 2017 financial statements includes an explanatory paragraph expressing uncertainty as to our ability to continue as a going concern, we would experience an event of default under the EXCO Resources Credit Agreement, 1.5 Lien Notes, and 1.75 Lien Term Loans.

As described above, an event of default under the EXCO Resources Credit Agreement, 1.5 Lien Notes, and 1.75 Lien Term Loans would constitute an event of default under our other debt agreements, and could lead to the acceleration of all of our outstanding indebtedness. If any of our indebtedness is accelerated, we would not have sufficient Liquidity to repay such indebtedness and may be forced to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code or an involuntary petition for bankruptcy may be filed against us.

Our ability to make interest payments in our common shares on the 1.5 Lien Notes and 1.75 Lien Term Loans is subject to the Beneficial Ownership Limitation. If we are unable to make interest payments in our common shares and are forced to make interest payments on the 1.5 Lien Notes and 1.75 Lien Term Loans in cash, it could cause us to be in default under the EXCO Resources Credit Agreement and cause an acceleration of all of our outstanding debt obligations.

We recently closed the offering of the 1.5 Lien Notes and the exchange of the Second Lien Term Loans for the 1.75 Lien Term Loans. Subject to the satisfaction of certain conditions, the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans allow us to elect, at our option through December 31, 2018 and subject to the satisfaction of certain criteria thereafter, to pay interest on the 1.5 Lien Notes and the 1.75 Lien Term Loans by issuing our common shares; provided, that the issuance of our common shares shall not result in a beneficial owner of the 1.5 Lien Notes or 1.75 Lien Term Loans, as applicable, and such beneficial owner’s affiliates and any person subject to aggregation with such beneficial owner or its affiliates under Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), beneficially owning (as defined in Rules 13d-3 or 13d-5 under the Exchange Act, except that for purposes of this clause (ii) such holder shall be deemed to have “beneficial ownership” of all shares that any such holder has the right to acquire, whether such right is exercisable immediately or only after the passage of time), directly or indirectly, of more than 50% of the total voting power of our voting capital stock or any of our direct or indirect parent entities (or their successors by merger, consolidation or purchase of all or substantially all of their assets), which we refer to as the “Beneficial Ownership Limitation.”

Our Liquidity is currently significantly constrained and a principal purpose of offering the 1.5 Lien Notes and exchanging the Second Lien Term Loans for 1.75 Lien Term Loans was to alleviate the substantial cash interest payment burden related to the Second Lien Term Loans by restructuring a portion of our indebtedness to allow interest payments in our common shares. We previously anticipated that we would make interest payments on the 1.5 Lien Notes and the 1.75 Lien Term Loans throughout 2017 and 2018. However, our common share price has declined substantially during 2017 and if it remains at current levels or continues to decrease, we will have to issue a greater number of common shares than we originally anticipated to make interest payments on the 1.5 Lien Notes and the 1.75 Lien Term Loans, which would result in us reaching the Beneficial Ownership Limitation sooner than anticipated. As a result, we may be prevented from paying interest on the 1.5 Lien Notes and 1.75 Lien Term Loans in our common shares during 2017 and 2018, and we may be forced to use debt or cash to make such interest payments.

Our debt agreements limit our aggregate secured indebtedness to $1.2 billion, and as of June 30, 2017, we had $1.15 billion of secured indebtedness outstanding. As a result, our ability to make interest payments on the 1.5 Lien Notes and 1.75 Lien Term Loans in additional indebtedness would be limited to $50.0 million of such indebtedness. The aggregate interest payments on the 1.5 Lien Notes and 1.75 Lien Term Loans due on September 20, 2017 will be approximately $43 million based on the interest rate for PIK Payments, therefore our ability to pay in additional indebtedness subsequent to the September 2017 payment would be limited to approximately $7 million. As a result, we anticipate that the inability to make interest payments in our common shares or additional indebtedness on the 1.5 Lien Notes and 1.75 Lien Term Loans during 2017 may require us to use cash. The aggregate cash interest payment on the 1.5 Lien Notes and 1.75 Lien Term Loans due on September 20, 2017 will be approximately $34 million based on the cash interest rate.

The EXCO Resources Credit Agreement requires that our Interest Coverage Ratio exceed a minimum of 1.75 to 1.0 for the fiscal quarter ending September 30, 2017 and 2.0 to 1.0 for fiscal quarters thereafter. We expect that, if we pay a significant amount of cash interest on the 1.5 Lien Notes or 1.75 Lien Term Loans at either the September 20, 2017 or December 20, 2017 interest payment dates, we will not be in compliance with the Interest Coverage Ratio, which if not cured, would result in an event of default under the EXCO Resources Credit Agreement. As described above, an event of default under the EXCO Resources Credit Agreement would constitute an event of default under our other debt agreements, and could lead to the acceleration of all of our outstanding indebtedness. If any of our indebtedness is accelerated, we would not have sufficient Liquidity to repay such indebtedness and may be forced to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code, or an involuntary petition for bankruptcy may be filed against us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the quarter ended June 30, 2017 that were not previously reported on a Current Report on Form 8-K.

Issuer repurchases of common shares
The following table details our repurchase of common shares for the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1, 2017 - April 30, 2017	—	$—	—	$192.5
May 1, 2017 - May 31, 2017	—	—	—	192.5
June 1, 2017 - June 30, 2017	—	—	—	192.5
Total	—	$—	—

(1)	On July 19, 2010, we announced a $200.0 million share repurchase program.

Item 6.	Exhibits

See “Index to Exhibits” for a description of our exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC.
(Registrant)

Date:	August 8, 2017	/s/ Harold L. Hickey
Harold L. Hickey
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Tyler Farquharson
Tyler Farquharson
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Brian N. Gaebe
Brian N. Gaebe
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit

Number	Description of Exhibits

2.1#
Purchase and Sale Agreement, dated as of April 7, 2017, by and among EXCO Operating Company, LP, EXCO Land Company LLC and VOG Palo Verde LP, filed on August 2, 2017 as an Exhibit to EXCO’s Registration Statement on Form S-3 (File No. 333-219641) and incorporated by reference herein.

2.2#
First Amendment to Purchase and Sale Agreement, dated as of May 31, 2017, by and among EXCO Operating Company, LP, EXCO Land Company LLC and VOG Palo Verde LP, filed on August 2, 2017 as an Exhibit to EXCO’s Registration Statement on Form S-3 (File No. 333-219641) and incorporated by reference herein.

2.3#
Second Amendment to Purchase and Sale Agreement, dated as of June 20, 2017, by and among EXCO Operating Company, LP, EXCO Land Company LLC and VOG Palo Verde LP, filed on August 2, 2017 as an Exhibit to EXCO’s Registration Statement on Form S-3 (File No. 333-219641) and incorporated by reference herein.

3.1
Amended and Restated Certificate of Formation of EXCO Resources, Inc., as amended through June 2, 2017, filed on August 2, 2017 as an Exhibit to EXCO’s Registration Statement on Form S-3 (File No. 333-219641) and incorporated by reference herein.

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

4.9
First Supplemental Indenture, dated as of April 4, 2017, by and among EXCO Resources, Inc., as issuer, certain of its subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee and collateral trustee, filed on May 10, 2017 as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2017 and incorporated by reference herein.

4.10
Second Supplemental Indenture, dated as of April 14, 2017, by and among EXCO Resources, Inc., as issuer, certain of its subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee and collateral trustee, filed on May 10, 2017 as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2017 and incorporated by reference herein.

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

10.51
First Amendment to 1.75 Lien Term Loan Credit Agreement, dated as of April 4, 2017, by and among EXCO Resources, Inc., as borrower, certain subsidiaries of borrower, as guarantors, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral trustee, filed on May 10, 2017 as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2017 and incorporated by reference herein.

10.52
Second Amendment to 1.75 Lien Term Loan Credit Agreement, dated as of April 14, 2017, by and among EXCO Resources, Inc., as borrower, certain subsidiaries of borrower, as guarantors, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral trustee, filed on May 10, 2017 as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2017 and incorporated by reference herein.

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

#
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. EXCO Resources, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.