Form 10-Q
period 2017-09-30
EXCO RESOURCES INC
filed 2017-11-07
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

The number of shares of common stock, par value $0.001 per share, outstanding as of November 3, 2017 was 21,630,873.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,459	$9,068
Restricted cash	23,379	11,150
Accounts receivable, net:
Oil and natural gas	39,457	52,674
Joint interest	25,555	25,905
Other	2,104	3,813
Derivative financial instruments - commodity derivatives	1,512	—
Inventory and other	15,915	8,007
Total current assets	190,381	110,617
Equity investments	25,373	24,365
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	112,935	97,080
Proved developed and undeveloped oil and natural gas properties	3,055,258	2,939,923
Accumulated depletion	(2,738,103)	(2,702,245)
Oil and natural gas properties, net	430,090	334,758
Other property and equipment, net	21,078	23,661
Deferred financing costs, net	—	4,376
Derivative financial instruments - commodity derivatives	97	482
Goodwill	163,155	163,155
Total assets	$830,174	$661,414
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$60,731	$54,762
Revenues and royalties payable	132,917	120,845
Accrued interest payable	6,097	4,701
Current portion of asset retirement obligations	344	344
Income taxes payable	—	—
Derivative financial instruments - commodity derivatives	1,401	27,711
Current maturities of long-term debt	1,333,989	50,000
Total current liabilities	1,535,479	258,363
Long-term debt	21,388	1,258,538
Deferred income taxes	5,885	2,802
Derivative financial instruments - commodity derivatives	—	464
Derivative financial instruments - common share warrants	14,555	—
Asset retirement obligations and other long-term liabilities	13,233	13,153
Shareholders’ equity:
Common shares, $0.001 par value; 260,000,000 authorized shares; 21,670,959 shares issued and 21,631,314 shares outstanding at September 30, 2017; 18,915,952 shares issued and 18,876,307 shares outstanding at December 31, 2016	22	19
Additional paid-in capital	3,539,498	3,538,080
Accumulated deficit	(4,292,254)	(4,402,373)
Treasury shares, at cost; 39,645 shares at September 30, 2017 and December 31, 2016	(7,632)	(7,632)
Total shareholders’ equity	(760,366)	(871,906)
Total liabilities and shareholders’ equity	$830,174	$661,414
See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenues:
Oil	$12,906	$16,215	$43,403	$49,688
Natural gas	48,323	54,647	151,669	127,044
Purchased natural gas and marketing	5,507	6,324	19,208	15,335
Total revenues	66,736	77,186	214,280	192,067
Costs and expenses:
Oil and natural gas operating costs	9,215	8,797	25,928	25,835
Production and ad valorem taxes	3,044	3,811	9,894	13,308
Gathering and transportation	28,743	27,979	83,183	79,828
Purchased natural gas	5,388	6,586	18,193	17,273
Depletion, depreciation and amortization	13,518	15,910	36,648	63,995
Impairment of oil and natural gas properties	—	—	—	160,813
Accretion of discount on asset retirement obligations	221	325	648	2,006
General and administrative	10,035	10,746	13,056	38,626
Other operating items	1,714	(1,110)	3,069	23,936
Total costs and expenses	71,878	73,044	190,619	425,620
Operating income (loss)	(5,142)	4,142	23,661	(233,553)
Other income (expense):
Interest expense, net	(32,888)	(16,997)	(75,320)	(54,186)
Gain (loss) on derivative financial instruments - commodity derivatives	860	8,209	22,934	(11,632)
Gain on derivative financial instruments - common share warrants	18,286	—	146,585	—
Gain (loss) on restructuring and extinguishment of debt	—	57,421	(6,380)	119,374
Other income	25	12	4	37
Equity income (loss)	354	(823)	1,009	(8,824)
Total other income (expense)	(13,363)	47,822	88,832	44,769
Income (loss) before income taxes	(18,505)	51,964	112,493	(188,784)
Income tax expense	319	1,028	2,374	1,775
Net income (loss)	$(18,824)	$50,936	$110,119	$(190,559)
Earnings (loss) per common share:
Basic:
Net income (loss)	$(0.81)	$2.73	$5.35	$(10.24)
Weighted average common shares outstanding	23,319	18,670	20,599	18,612
Diluted:
Net income (loss)	$(0.81)	$2.72	$5.35	$(10.24)
Weighted average common shares and common share equivalents outstanding	23,319	18,749	20,599	18,612

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Operating Activities:
Net income (loss)	$110,119	$(190,559)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax expense	3,083	1,775
Depletion, depreciation and amortization	36,648	63,995
Equity-based compensation	(11,207)	14,558
Accretion of discount on asset retirement obligations	648	2,006
Impairment of oil and natural gas properties	—	160,813
(Gain) loss from equity investments	(1,009)	8,824
(Gain) loss on derivative financial instruments - commodity derivatives	(22,934)	11,632
Cash receipts (payments) of commodity derivative financial instruments	(4,967)	38,097
Gain on derivative financial instruments - common share warrants	(146,585)	—
Amortization of deferred financing costs and discount on debt issuance	18,744	7,250
Other non-operating items	2,019	24,068
(Gain) loss on restructuring and extinguishment of debt	6,380	(119,374)
Paid in-kind interest expense	38,386	—
Effect of changes in:
Restricted cash with related party	—	2,100
Accounts receivable	13,183	(12,752)
Other current assets	(6,210)	(1,207)
Accounts payable and other liabilities	14,809	(14,966)
Net cash provided by (used in) operating activities	51,107	(3,740)
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment	(91,009)	(70,455)
Property acquisitions	(24,665)	—
Proceeds from disposition of property and equipment	25	11,242
Restricted cash	(12,229)	686
Net changes in amounts due to joint ventures	(9,498)	2,377
Net cash used in investing activities	(137,376)	(56,150)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	163,401	390,897
Repayments under EXCO Resources Credit Agreement	(265,592)	(243,797)
Proceeds received from issuance of 1.5 Lien Notes, net	295,530	—
Payments on Exchange Term Loan	(11,602)	(38,056)
Repurchases of senior unsecured notes	—	(53,298)
Debt financing costs and other	(22,077)	(4,569)
Net cash provided by financing activities	159,660	51,177
Net increase (decrease) in cash	73,391	(8,713)
Cash at beginning of period	9,068	12,247
Cash at end of period	$82,459	$3,534
Supplemental Cash Flow Information:
Cash interest payments	$23,072	$51,975
Income tax payments	—	—
Supplemental non-cash investing and financing activities:
Capitalized equity-based compensation	$852	$432
Capitalized interest	4,627	3,939

See accompanying notes.

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common shares		Treasury shares		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2015	18,920	$19	(40)	$(7,632)	$3,522,410	$(4,177,120)	$(662,323)
Issuance of common shares	16	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	15,240	—	15,240
Restricted shares issued, net of cancellations	(56)	—	—	—	—	—	—
Common share dividends	—	—	—	—	—	45	45
Net loss	—	—	—	—	—	(190,559)	(190,559)
Balance at September 30, 2016	18,880	$19	(40)	$(7,632)	$3,537,650	$(4,367,634)	$(837,597)
Balance at December 31, 2016	18,916	$19	(40)	$(7,632)	$3,538,080	$(4,402,373)	$(871,906)
Issuance of common shares	2,746	3	—	—	11,395	—	11,398
Equity-based compensation	—	—	—	—	(9,977)	—	(9,977)
Restricted shares issued, net of cancellations	9	—	—	—	—	—	—
Net income	—	—	—	—	—	110,119	110,119
Balance at September 30, 2017	21,671	$22	(40)	$(7,632)	$3,539,498	$(4,292,254)	$(760,366)

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
The accompanying Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 and 2016 are for EXCO and its subsidiaries. The unaudited Condensed Consolidated Financial Statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain reclassifications have been made to prior period information to conform to current period presentation.
We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in the opinion of management, such financial statements reflect all adjustments necessary to fairly present the consolidated financial position of EXCO at September 30, 2017 and its results of operations and cash flows for the periods presented. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes included in EXCO's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017 ("2016 Form 10-K").
In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures. The results of operations for the interim periods are not necessarily indicative of the results we expect for the full year.
Reverse share split

On June 2, 2017, we filed a certificate of amendment to our Amended and Restated Certificate of Formation to reduce the number of authorized common shares from 780,000,000 to 260,000,000 and effect a 1-for-15 reverse share split. The reverse share split became effective after the market closed on June 12, 2017. The par value of the common shares remained unchanged at $0.001 per share, which required retrospective reclassification from common shares to additional paid-in capital within the shareholders' equity section of our consolidated balance sheets. Shareholders' equity and all share data, including treasury shares, and per share data presented herein have been retrospectively adjusted to reflect the impact of the decrease in authorized shares and the reverse share split, as appropriate.
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
Background
On March 15, 2017, we closed a series of transactions including the issuance of $300.0 million in aggregate principal amount of senior secured 1.5 lien notes due March 20, 2022 ("1.5 Lien Notes"), the exchange of $682.8 million in aggregate principal amount of our senior secured second lien term loans due October 26, 2020 ("Second Lien Term Loans") for a like amount of senior 1.75 lien term loans due October 26, 2020 ("1.75 Lien Term Loans," and such exchange, the "Second Lien Term Loan Exchange") and the issuance of warrants to purchase our common shares. The terms of the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans allow for interest payments in cash, common shares or additional indebtedness (such interest payments in common shares or additional indebtedness, "PIK Payments"), subject to certain restrictions and limitations as discussed below. See further discussion of these transactions as part of "Note 8. Debt".
On June 20, 2017, we paid interest on the 1.75 Lien Term Loans in common shares, which resulted in the issuance of 2,745,754 common shares ("PIK Shares"). On September 20, 2017, we paid $17.0 million and $26.2 million of interest on the 1.5 Lien Notes and 1.75 Lien Term Loans, respectively, through the issuance of additional 1.5 Lien Notes and 1.75 Lien Term Loans.
Our Liquidity is currently significantly constrained. As of September 30, 2017, our Liquidity was $105.8 million and the principal amount of our outstanding indebtedness was $1.4 billion. During the nine months ended September 30, 2017, our cash flows used in investing activities exceeded our cash flows from operating activities by $86.3 million. We expect cash flows used in investing activities to continue to exceed cash flows from operating activities during the remainder of 2017 and future periods. Our Liquidity is not expected to be sufficient to fund this cash flow deficit and conduct our business operations unless we are able to restructure our current obligations under our existing outstanding debt and other contractual obligations and address near-term liquidity needs. The significant risks to our Liquidity and ability to continue as a going concern are described below.
No further availability of credit under EXCO Resources Credit Agreement
During the third quarter of 2017, we borrowed substantially all of our remaining unused commitments under our revolving credit agreement ("EXCO Resources Credit Agreement"), and, as of September 30, 2017, we had $126.4 million of outstanding indebtedness and $23.6 million of outstanding letters of credit under the EXCO Resources Credit Agreement. As a result, we had no availability remaining under the EXCO Resources Credit Agreement, including letters of credit, as of September 30, 2017. The borrowing base under the EXCO Resources Credit Agreement remains subject to semi-annual review and redetermination by the lenders pursuant to the terms of the EXCO Resources Credit Agreement. The redetermination of the borrowing base scheduled for November 2017 is currently in process. The lenders party to the EXCO Resources Credit Agreement have considerable discretion in setting our borrowing base, and we are unable to predict the outcome of the redetermination.
Compliance with debt covenants
The EXCO Resources Credit Agreement requires that our ratio of aggregate revolving credit exposure to consolidated EBITDAX ("Aggregate Revolving Credit Exposure Ratio") cannot exceed 1.2 to 1.0 as of the end of any fiscal quarter. As of September 30, 2017, our Aggregate Revolving Credit Exposure Ratio exceeded the allowed maximum of 1.2 to 1.0. In anticipation of the potential default, on September 29, 2017, we obtained a limited one-time waiver from the lenders under the

EXCO Resources Credit agreement waiving an event of default as a result of a failure to comply with the Aggregate Revolving Credit Exposure Ratio as of September 30, 2017. We believe it is probable that we will not be in compliance with the Aggregate Revolving Credit Exposure Ratio as of December 31, 2017.
The EXCO Resources Credit Agreement also requires that our cash (as defined in the agreement) plus unused commitments under the EXCO Resources Credit Agreement cannot be less than (i) $50.0 million as of the end of a fiscal month and (ii) $70.0 million as of the end of a fiscal quarter ("Minimum Liquidity Test"). It is probable that we will not be in compliance with the Minimum Liquidity Test for the twelve-month period following the date of these unaudited Condensed Consolidated Financial Statements and may not be able to comply with this covenant as early as of the end of the fourth quarter of 2017. In addition, the EXCO Resources Credit Agreement requires that our ratio of consolidated EBITDAX to consolidated interest expense ("Interest Coverage Ratio") exceeds a minimum of 1.75 to 1.0 for the fiscal quarter ending September 30, 2017 and 2.0 to 1.0 for fiscal quarters thereafter. The definition of consolidated interest expense utilized in the Interest Coverage Ratio excludes PIK Payments on the 1.5 Lien Notes and 1.75 Lien Term Loans. The consolidated EBITDAX and consolidated interest expense utilized in this calculation are annualized beginning with the fiscal quarter ending September 30, 2017. Therefore, we believe that our ability to make interest payments in common shares is essential to maintain compliance with the Interest Coverage Ratio, and as described below, we are currently limited from making future PIK Payments in our common shares.
If we deliver to our lenders an audit report prepared by our auditors with respect to the financial statements for the fiscal year ended December 31, 2017 that includes an explanatory paragraph expressing uncertainty as to our ability to continue as a going concern, then it will be an event of default under each of the EXCO Resources Credit Agreement, 1.5 Lien Notes, and 1.75 Lien Term Loans. These defaults would also result in a default under the indenture governing our senior unsecured notes due September 15, 2018 ("2018 Notes") and our senior unsecured notes due April 15, 2022 ("2022 Notes"). We may not be able to eliminate the substantial doubt concerning our ability to continue as a going concern or obtain waivers with respect to this obligation from our lenders. If the substantial doubt about our ability to continue as a going concern remains at the date we deliver our financial statements for the fiscal year ended December 31, 2017, we would experience an event of default under such agreements.
If we are unable to comply with any of the covenants under the EXCO Resources Credit Agreement, there will be an event of default, and our indebtedness under the EXCO Resources Credit Agreement will be accelerated and become immediately due and payable. This would result in an event of default under the indenture governing the 1.5 Lien Notes, the credit agreement governing the 1.75 Lien Term Loans and the indenture governing the 2018 Notes and 2022 Notes. If this occurs and our indebtedness is accelerated and becomes immediately due and payable, our Liquidity would not be sufficient to pay such indebtedness.
Limitations on ability to pay interest on 1.5 Lien Notes and 1.75 Lien Term Loans
The principal purpose of issuing the 1.5 Lien Notes and Second Lien Term Loan Exchange was to alleviate our substantial cash interest payment burden and improve our Liquidity. Our initial expectation was to make PIK Payments in common shares on the 1.5 Lien Notes and the 1.75 Lien Term Loans throughout the remainder of 2017 and 2018. However, under our Registration Rights Agreement with the holders of the 1.5 Lien Notes and lenders of the 1.75 Lien Term Loans ("Registration Rights Agreement"), our ability to make PIK Payments in common shares is subject to a resale registration statement related to the common shares issued as PIK Payments and all of the shares underlying the warrants issued in connection with the 1.5 Lien Notes and 1.75 Lien Term Loans being declared effective by the SEC by October 11, 2017 ("Resale Registration Statement"). We did not anticipate the Resale Registration Statement would be declared effective as of October 11, 2017, and, as such, we provided a notice of a delay of effectiveness for the Resale Registration Statement to the holders of the 1.5 Lien Notes and lenders of the 1.75 Lien Term Loans, as permitted under the Registration Rights Agreement, extending the requirement for the Resale Registration Statement to be declared effective to no later than December 8, 2017. As of the date of the filing of this Quarterly Report on Form 10-Q, the Resale Registration Statement has not been declared effective and there is no assurance we will be able to satisfy this condition.
Even if the Resale Registration Statement is declared effective, the terms of the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans prohibit the issuance of common shares as PIK Payments if it would result in a beneficial owner, directly or indirectly, owning more than 50% of our outstanding common shares. Our common share price has been, and continues to be, volatile and has significantly decreased during 2017. If our common share price remains at the current levels or continues to decrease, we will have to issue a greater number of common shares to make PIK Payments on the 1.5 Lien Notes and 1.75 Lien Term Loans. This could prevent us from being able to pay interest in common shares due to the 50% ownership limitation. In addition, we may elect not to make PIK Payments because such issuances would contribute to an ownership change under Section 382 of the Internal Revenue Code that could limit our ability to use our net operating loss carryovers (“NOLs”) to reduce future taxable income. As of September 30, 2017, we had estimated NOLs of $2.4 billion.
The amount of PIK Payments made in additional 1.5 Lien Notes or 1.75 Lien Term Loans is subject to incurrence covenants within our debt agreements that limit our aggregate secured indebtedness to $1.2 billion. This amount is reduced dollar-for-dollar to the extent that we incur any additional secured indebtedness, including PIK Payments in additional indebtedness. Our ability to make future PIK Payments in additional indebtedness is limited to $6.9 million. Our next quarterly interest payment of approximately $26.9 million, based on the PIK interest rate of 15.0% on the 1.75 Lien Term Loans, is scheduled to occur on December 20, 2017, and is required to be paid in-kind pursuant to the terms of the indenture governing the 1.5 Lien Notes. Furthermore, the agreement governing the 1.75 Lien Term Loans restricts our ability to pay interest in cash, unless we have liquidity, on a pro forma basis, of at least $175.0 million.
As a result of the foregoing, unless we amend our debt agreements or obtain a waiver or other forbearance from certain lenders, we will not be able to make our next interest payment on the 1.75 Lien Term Loans on December 20, 2017. If we cannot make scheduled payments on our debt, we will be in default and holders of our outstanding notes and loans could declare all outstanding principal and interest to be due and payable, the lenders under the EXCO Resources Credit Agreement could terminate their commitments to loan money, and our secured lenders could foreclose against the assets securing their borrowings. Any event of default may cause a default or accelerate our obligations with respect to unsecured indebtedness, including our 2018 Notes and 2022 Notes, which could adversely affect our business, financial condition and results of operations.
Near-term debt maturities
The maturity date of the EXCO Resources Credit Agreement is July 31, 2018, and our 2018 Notes are due September 15, 2018. As of September 30, 2017, there was approximately $126.4 million aggregate principal amount of indebtedness outstanding, excluding letters of credit, under the EXCO Resources Credit Agreement and approximately $131.6 million aggregate principal amount of indebtedness outstanding under the 2018 Notes. There is no assurance that the maturity date of the EXCO Resources Credit Agreement will be extended or that we will be able to refinance the debt outstanding under the EXCO Resources Credit Agreement on terms that are satisfactory to us, or at all. If we repay the 2018 Notes in full in cash at maturity in September 2018, there will be an event of default under the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans, which would result in an event of default under all of our other debt agreements. In addition, the covenants in the EXCO Resources Credit Agreement limit cash paid for repurchases, exchanges, redemptions or acquisitions of the 2018 Notes and 2022 Notes to $75.0 million; provided further that we shall have, after giving pro forma effect to any such transaction, unused commitments under the EXCO Resources Credit Agreement plus unrestricted cash equal to or greater than $100.0 million. The covenants in the 1.5 Lien Notes and 1.75 Lien Term Loans limit cash paid for repurchases, exchanges, redemptions or acquisitions of the 2018 Notes and 2022 Notes not to exceed $25.0 million. However we may repurchase, exchange, redeem or acquire additional 2018 Notes and 2022 Notes for an amount not to exceed an additional $70.0 million, thereafter, provided that we have liquidity (as defined in the agreement) of at least $200.0 million. Our Liquidity is not expected to be sufficient to repay the outstanding indebtedness due in 2018.
Other factors
Our Liquidity and compliance with debt covenants may be impacted by the outcome of certain litigation. As described in "Item 3. Legal Proceedings" in our 2016 Form 10-K, we are currently in litigation with Enterprise Products Operating LLC ("Enterprise") and Acadian Gas Pipeline System ("Acadian") in which Enterprise and Acadian filed a suit claiming that we improperly terminated certain sales and transportation contracts with them. If we are unable to satisfactorily resolve our litigation with Enterprise and Acadian and we are required to pay a judgment, any such payment could adversely affect our ability to pay the principal and interest on our outstanding debt. Furthermore, we expect to have a shortfall under a minimum volume commitment for gathering services in the East Texas and North Louisiana regions for the twelve-month period ending November 30, 2017. As of September 30, 2017, we accrued $19.5 million in "Revenues and royalties payable" in our Condensed Consolidated Balance Sheet related to this shortfall and the payment is due within 90 days of the end of the twelve-month period ending November 30, 2017. The payment of this shortfall is expected to have a significant impact on our Liquidity.
Management's plans
On September 7, 2017, we announced that our Board of Directors has delegated authority to the Audit Committee of the Board of Directors ("Audit Committee") to explore strategic alternatives to strengthen our balance sheet and maximize the value of the Company, which may include, but is not limited to, seeking a comprehensive out-of-court restructuring or reorganization under Chapter 11 of the U.S. Bankruptcy Code. Our plans may include obtaining additional financing or relief from debt holders to support operations throughout the restructuring process, delevering our capital structure, and reducing the financial burden of certain gathering, transportation and other commercial contracts. At the direction of the Audit Committee, we have retained PJT Partners LP as financial advisors and Alvarez & Marsal North America, LLC as restructuring advisors. We continue to retain Kirkland & Ellis LLP as our legal advisor to assist the Audit Committee and management team with the restructuring process. We are actively engaged in negotiations with our stakeholders to evaluate the feasibility of a consensual in-court or out-of-court restructuring.
If we are unable to restructure our current obligations under our existing outstanding debt and address near-term liquidity needs, we will be forced to seek relief under the U.S. Bankruptcy Code. This may include: (i) pursuing a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code; (ii) seeking bankruptcy court approval for the sale or sales of some, most or substantially all of our assets and a subsequent liquidation of the remaining assets in a bankruptcy case; or (iii) seeking another form of bankruptcy relief, all of which involve uncertainties, potential delays and litigation risks. In addition, our creditors may file an involuntary petition for bankruptcy against us. In any bankruptcy proceeding, holders of our common shares may receive little or no consideration.
Assessment of ability to continue as a going concern
Our ability to continue as a going concern is dependent on many factors, including, among other things, sufficient Liquidity to conduct our business operations, our ability to comply with the covenants in our existing debt agreements, our ability to cure any defaults that occur under our debt agreements or to obtain waivers with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as defaults occur or as interest and principal payments come due. These factors raise substantial doubt about our ability to continue as a going concern.
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
Goodwill
We perform an impairment test for goodwill at least annually or more frequently as impairment indicators arise. Our impairment test is typically performed during the fourth quarter; however, we performed an impairment test as of June 30, 2017 and September 30, 2017 due to a significant decline of EXCO's market capitalization. As a result of our testing, the fair value of our business exceeded the carrying value of net assets and we did not record an impairment charge during the second or third quarter of 2017.
Recent accounting pronouncements
In July 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2017-11"). ASU 2017-11 revises the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. Our 2017 Warrants, as defined in "Note 7. Derivative Financial Instruments", are required to be classified as liabilities under the current guidance due to their down round features. The amendments in Part I are required to be applied retrospectively to outstanding financial instruments with down round features. ASU 2017-11 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted, including adoption in an interim period. We are currently assessing the impact of ASU 2017-11; however, we believe that it may have a significant impact on our consolidated financial condition and results of operations if we determine the 2017 Warrants qualify for equity classification. During the nine months ended September 30, 2017, we recorded a gain of $146.6 million on the revaluation of the 2017 Warrants on the Condensed Consolidated Statements of Operations and a liability of $14.6 million on the Condensed Consolidated Balance Sheet as of September 30, 2017.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. We adopted ASU 2017-09 in the current period; however, the adoption of ASU 2017-09 did not have an impact on our consolidated financial condition and results of operations. We will apply the guidance in ASU 2017-09 in future periods, if applicable.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in ASU 2016-15 provide guidance on specific cash flow issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. We early adopted ASU 2016-15 and will apply the new guidance, if applicable, in future periods. We elected to apply the cumulative earnings approach to classify distributions received from equity method investees. The adoption of ASU 2016-15 did not have an impact on our current consolidated financial condition and results of operations.
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
We are currently assessing the impact of ASU 2014-09 and the related updates and clarifications and are performing a review of the new guidance. We intend to adopt ASU 2014-09 and the related updates for the interim and annual periods beginning after December 15, 2017 and we expect to adopt the new standard using the modified retrospective method of adoption. We are evaluating the new guidance and performing detailed analysis of our contracts. We are currently unable to quantify the impact the standard will have on our consolidated financial condition and results of operations; however, we do not believe this standard will have a material impact, if any, on our consolidated financial condition and results of operations. However, the adoption of the standard will require that we provide expanded disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

3.Acquisitions, divestitures and other significant events

Termination of South Texas divestiture

On April 7, 2017, we entered into a purchase and sale agreement with a subsidiary of Venado Oil and Gas, LLC ("Venado") to divest our oil and natural gas properties and surface acreage in South Texas for a total purchase price of $300.0 million that was subject to closing conditions and adjustments based on an effective date of January 1, 2017.

Pursuant to the terms of the agreement, the closing of the transaction was originally anticipated to occur on June 1, 2017 (the “Original Scheduled Closing Date”), unless certain conditions had not been satisfied or waived on or prior to the Original Scheduled Closing Date. The purchase agreement included conditions to the closing, including seller's representation and warranty regarding all material contracts being in full force and effect be true as of the Original Scheduled Closing Date. On May 31, 2017, Chesapeake Energy Marketing, L.L.C. (“CEML”) purportedly terminated a long-term natural gas sales contract with an expiration of June 30, 2032, between CEML and Raider Marketing, LP (“Raider”), a wholly owned subsidiary of EXCO.

On June 6, 2017, we filed a petition, application for temporary restraining order and temporary injunction against CEML and subsequently added the parent entity, Chesapeake Energy Corporation ("CEC"). In the lawsuit, we assert breach of contract, tortious interference with existing contract, tortious interference with prospective business relations, and declaratory relief that the contract is still in full force and effect. On June 7, 2017, CEML filed to remove the lawsuit to the United States District Court Northern District of Texas. On June 9, 2017, the District Court denied our motion for temporary restraining order. CEC filed a motion to dismiss on the basis of personal jurisdiction, and the motion remains pending.

Due to the purported contract termination, the closing conditions were not anticipated to be satisfied or waived by the Original Scheduled Closing Date. Therefore, we entered into an amendment to extend the Original Scheduled Closing Date to August 15, 2017. The amendment, among other things, provided that the satisfaction of the closing conditions would be deemed satisfied by the reinstatement of the natural gas sales contract or by entry into a new gathering agreement. Because all closing conditions had not been satisfied or waived by August 15, 2017, EXCO and Venado mutually agreed to terminate the purchase and sale agreement, effective as of August 15, 2017. Following the termination, the purchase and sale agreement was void and of no further effect.

North Louisiana acquisitions

During June and August 2017, we closed the acquisitions of certain oil and natural gas properties and undeveloped acreage in the North Louisiana region for $4.6 million and $20.1 million, respectively, subject to customary post-closing purchase price adjustments. The August 2017 acquisition consisted of a purchase price of $13.3 million and preliminary purchase price adjustments of $6.8 million. The total purchase price, including preliminary purchase price adjustments, was primarily allocated to $5.2 million of unproved oil and natural gas properties and $14.8 million of proved oil and natural gas properties.

4.Asset retirement obligations

The following is a reconciliation of our asset retirement obligations for the nine months ended September 30, 2017:

(in thousands)
Asset retirement obligations at beginning of period	$11,289
Activity during the period:
Liabilities incurred during the period	13
Liabilities settled during the period	(101)
Adjustment to liability due to acquisitions	17
Accretion of discount	648
Asset retirement obligations at end of period	11,866
Less current portion	344
Long-term portion	$11,522
Our asset retirement obligations are determined using discounted cash flow methodologies based on inputs and assumptions developed by management. We do not have any assets that are legally restricted for purposes of settling asset retirement obligations.

5.Oil and natural gas properties

We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs of oil and natural gas properties. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment or the need to transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. The majority of our undeveloped properties are held-by-production, which reduces the risk of impairment as a result of lease expirations. There were no impairments of unproved properties during the nine months ended September 30, 2017 or 2016.
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
The ceiling test for each period was based on the following average spot prices, in each case adjusted for quality factors and regional differentials to derive estimated future net revenues. Prices presented in the table below are the trailing twelve-month simple average spot prices at the first of the month for natural gas at Henry Hub ("HH") and West Texas Intermediate ("WTI") crude oil at Cushing, Oklahoma. The fluctuations demonstrate the volatility in oil and natural gas prices between each of the periods and have a significant impact on our ceiling test limitation.

	Average spot prices
	Oil (per Bbl)	Natural gas (per Mmbtu)
September 30, 2017	$49.81	$3.00
June 30, 2017	48.95	3.01
March 31, 2017	47.61	2.73
December 31, 2016	42.75	2.48
We did not recognize an impairment to our proved oil and natural gas properties for the three and nine months ended September 30, 2017 or for the three months ended September 30, 2016, and we recognized impairments to our proved oil and natural gas properties of $160.8 million for nine months ended September 30, 2016. The impairments during 2016 were primarily due to the decline in oil and natural gas prices. The possibility and amount of any future impairments is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves, future capital expenditures and operating costs.
Our proved undeveloped reserves, other than the proved undeveloped reserves associated with certain wells drilled prior to September 30, 2017, remained reclassified in unproved primarily due to the uncertainty regarding the financing required to develop these reserves. These reserves remained classified as unproved due to our inability to meet the reasonable certainty criteria for recording proved undeveloped reserves, as prescribed under the SEC requirements, as the uncertainty regarding our availability of capital required to develop these reserves still existed at September 30, 2017. A significant amount of our proved undeveloped reserves that were reclassified to unproved remain economic at current prices, and we may report proved undeveloped reserves in future filings if we determine we have the financial capability to execute a development plan.
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

6.Earnings (loss) per share

The following table presents the basic and diluted earnings (loss) per share computations, adjusted to give effect to our reverse share split, for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Basic net income (loss) per common share:
Net income (loss)	$(18,824)	$50,936	$110,119	$(190,559)
Weighted average common shares outstanding	23,319	18,670	20,599	18,612
Net income (loss) per basic common share	$(0.81)	$2.73	$5.35	$(10.24)
Diluted net income (loss) per common share:
Net income (loss)	$(18,824)	$50,936	$110,119	$(190,559)
Weighted average common shares outstanding	23,319	18,670	20,599	18,612
Dilutive effect of:
Stock options	—	—	—	—
Restricted shares and restricted share units	—	79	—	—
Warrants	—	—	—	—
Weighted average common shares and common share equivalents outstanding	23,319	18,749	20,599	18,612
Net income (loss) per diluted common share	$(0.81)	$2.72	$5.35	$(10.24)
Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. In addition, warrants representing the right to purchase our common shares at an exercise price of $0.01 are included in our weighted average common shares outstanding and used in the computation of our basic net income (loss) per common share.
Diluted net income (loss) per common share for the three and nine months ended September 30, 2017 and 2016 is computed in the same manner as basic net income (loss) per share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which include stock options, restricted share units, restricted share awards, warrants representing the right to purchase our common shares at an exercise price of $13.95, and warrants issued to Energy Strategic Advisory Services LLC ("ESAS"), whether exercisable or not. The computation of diluted net income (loss) per share excluded 21,723,733 and 5,872,204 antidilutive share equivalents for the three months ended September 30, 2017 and 2016, respectively, and 9,951,298 and 5,968,174 for the nine months ended September 30, 2017 and 2016, respectively. The antidilutive common share equivalents for the three and nine months ended September 30, 2017 primarily related to the warrants representing the right to purchase our common shares at an exercise price of $13.95. The antidilutive common share equivalents for the three and nine months ended September 30, 2016 primarily related to warrants issued to ESAS.

7.Derivative financial instruments
Our derivative financial instruments are comprised of commodity derivatives and common share warrants. The table below outlines the classification of our derivative financial instruments on our Condensed Consolidated Balance Sheets and their financial impact on our Condensed Consolidated Statements of Operations.
Fair Value of Derivative Financial Instruments

(in thousands)		September 30, 2017	December 31, 2016
Current assets	Derivative financial instruments - commodity derivatives	$1,512	$—
Long-term assets	Derivative financial instruments - commodity derivatives	97	482
Current liabilities	Derivative financial instruments - commodity derivatives	(1,401)	(27,711)
Long-term liabilities	Derivative financial instruments - commodity derivatives	—	(464)
	Net commodity derivative financial instruments	$208	$(27,693)

Long-term liabilities	Derivative financial instruments - common share warrants	$(14,555)	$—

Effect of Derivative Financial Instruments

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Gain (loss) on derivative financial instruments - commodity derivatives	$860	$8,209	$22,934	$(11,632)
Gain on derivative financial instruments - common share warrants	18,286	—	146,585	—
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
We place our commodity derivative financial instruments with the financial institutions that are lenders under the EXCO Resources Credit Agreement that we believe have high quality credit ratings. To mitigate our risk of loss due to default, we have entered into master netting agreements with counterparties to our commodity derivative financial instruments that allow us to offset our asset position with our liability position in the event of a default by the counterparty. Our current credit rating and financial condition restrict our ability to enter into certain types of commodity derivative financial instruments and limit the maturity of the contracts with counterparties. We have historically entered into commodity derivative financial instruments with the financial institutions that are lenders under the EXCO Resources Credit Agreement. Therefore, our ability to enter into commodity derivative financial instruments is limited beyond the maturity of the EXCO Resources Credit Agreement in July 2018. As a result, our exposure to commodity price fluctuations will increase in 2018 due to lower oil and natural gas volumes covered by derivative contracts compared to historical levels. Our derivative contracts also contain rights that could result in the early termination of our derivative contracts and cash payments to our counterparties due to an event of default under the EXCO Resources Credit Agreement.

The following table presents the volumes and fair value of our commodity derivative financial instruments as of September 30, 2017:

(dollars in thousands, except prices)	Volume Bbtu/Mbbl	Weighted average strike price per Mmbtu/Bbl	Fair value at September 30, 2017
Natural gas:
Swaps:
Remainder of 2017	9,200	$3.05	$(3)
2018	3,650	3.15	351
Collars:
Remainder of 2017	2,760		(59)
Sold call		3.28
Purchased put		2.87
Total natural gas			$289
Oil:
Swaps:
Remainder of 2017	46	$50.00	$(81)
Total oil			$(81)
Total commodity derivative financial instruments			$208
At December 31, 2016, we had outstanding swap and collar contracts covering 41,950 and 10,950 Bbtu, respectively, of natural gas and we had outstanding swap contracts covering 183 Mbbls of oil.
At September 30, 2017, the average forward NYMEX WTI oil prices per Bbl for the remainder of 2017 were $51.74 and the average forward NYMEX HH natural gas prices per Mmbtu for the remainder of 2017 and calendar year 2018 were $3.05 and $3.05, respectively.
Our commodity derivative financial instruments covered approximately 56% and 60% of production volumes for the three months ended September 30, 2017 and 2016, respectively, and 59% and 55% for the nine months ended September 30, 2017 and 2016, respectively.

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
Subject to certain exceptions and limitations, the 2017 Warrants may not be exercised if, as a result of such exercise, the holder of such 2017 Warrants or its affiliates would beneficially own, directly or indirectly, more than 50% of our outstanding common shares. Each of the 2017 Warrants has an exercise term of 5 years from May 31, 2017 and, subject to certain exceptions, may be exercised by cash or cashless exercise. The Financing Warrants are subject to an anti-dilution adjustment in the event we issue common shares for consideration less than the market value of our common shares or exercise price of the Financing Warrants, subject to certain adjustments and exceptions. The Commitment Fee Warrants and the Amendment Fee Warrants are subject to an anti-dilution adjustment in the event we issue common shares at a price per share less than $10.50 per share, subject to certain exceptions and adjustments. The 2017 Warrants are accounted for as derivatives in accordance with FASB Accounting Standard Codification ("ASC") Topic 815, Derivatives and Hedging, ("ASC 815"), and required to be classified as liabilities due to the types of anti-dilution adjustments.
We record the 2017 Warrants as non-current liabilities at fair value, with the increase or decrease in fair value being recognized in earnings. The 2017 Warrants will be measured at fair value on a recurring basis until the date of exercise or the date of expiration. As a result of the change in the fair value of the 2017 Warrants, we recorded a gain of $18.3 million and $146.6 million on the revaluation of the warrants during three and nine months ended September 30, 2017, respectively, in

"Gain on derivative financial instruments - common share warrants" on the Condensed Consolidated Statements of Operations. The gain was primarily due to a decrease in EXCO's share price.

8.Debt
The carrying value of our total debt is summarized as follows:

(in thousands)	September 30, 2017	December 31, 2016
EXCO Resources Credit Agreement	$126,401	$228,592
1.5 Lien Notes	316,958	—
Unamortized discount on 1.5 Lien Notes	(144,928)	—
1.75 Lien Term Loans	863,097	—
Unamortized discount on 1.75 Lien Term Loans	(18,610)	—
Exchange Term Loan	23,543	590,477
Fairfax Term Loan	—	300,000
2018 Notes	131,576	131,576
Unamortized discount on 2018 Notes	(305)	(520)
2022 Notes	70,169	70,169
Deferred financing costs, net	(12,524)	(11,756)
Total debt	1,355,377	1,308,538
Current maturities of long-term debt	1,333,989	50,000
Long-term debt	$21,388	$1,258,538

	September 30, 2017
(in thousands)	Carrying value	Deferred reduction in carrying value	Unamortized discount/deferred financing costs	Principal balance
EXCO Resources Credit Agreement	$126,401	$—	$—	$126,401
1.5 Lien Notes	172,030	—	144,928	316,958
1.75 Lien Term Loans	844,487	(154,171)	18,610	708,926
Exchange Term Loan	23,543	(6,297)	—	17,246
2018 Notes	131,271	—	305	131,576
2022 Notes	70,169	—	—	70,169
Deferred financing costs, net	(12,524)	—	12,524	—
Total debt	$1,355,377	$(160,468)	$176,367	$1,371,276
The terms and conditions of our debt obligations are discussed below.
EXCO Resources Credit Agreement
Concurrently with the issuance of the 1.5 Lien Notes and as a condition precedent thereto, on March 15, 2017, we amended the EXCO Resources Credit Agreement to, among other things, permit the issuance of the 1.5 Lien Notes and the exchanges of Second Lien Term Loans, reduce the borrowing base thereunder to $150.0 million and modify certain financial covenants. During the third quarter of 2017, we borrowed substantially all of our remaining unused commitments and had $126.4 million of outstanding indebtedness and $23.6 million of outstanding letters of credit under the EXCO Resources Credit Agreement as of September 30, 2017. As a result, we had no availability remaining under the EXCO Resources Credit Agreement, including letters of credit, as of September 30, 2017. The borrowing base under the EXCO Resources Credit Agreement remains subject to semi-annual review and redetermination by the lenders pursuant to the terms of the EXCO Resources Credit Agreement. The redetermination of the borrowing base scheduled for November 2017 is currently in process. The lenders party to the EXCO Resources Credit Agreement have considerable discretion in setting our borrowing base, and we are unable to predict the outcome of the redetermination.
The maturity date of the EXCO Resources Credit Agreement is July 31, 2018. The interest rate grid for the revolving commitment under the EXCO Resources Credit Agreement, as amended on September 29, 2017, ranges from London

Interbank Offered Rate ("LIBOR") plus 250 bps to 350 bps (or alternate base rate ("ABR") plus 150 bps to 250 bps), depending on our borrowing base usage. On September 30, 2017, our interest rate was approximately 4.7%.
Our financial covenants (as defined in the EXCO Resources Credit Agreement), require that:

•
our cash (as defined in the EXCO Resources Credit Agreement) plus unused commitments under the EXCO Resources Credit Agreement cannot be less than (i) $50.0 million as of the end of a fiscal month and (ii) $70.0 million as of the end of a fiscal quarter;

•
our Aggregate Revolving Credit Exposure Ratio cannot exceed 1.2 to 1.0 as of the end of any fiscal quarter. Aggregate revolving credit exposure utilized in the Aggregate Revolving Credit Exposure Ratio includes borrowings and letters of credit under the EXCO Resources Credit Agreement; and

•
our Interest Coverage Ratio cannot be less than 1.75 to 1.0 for the fiscal quarter ending September 30, 2017 and 2.0 to 1.0 for fiscal quarters thereafter. The consolidated EBITDAX and consolidated interest expense utilized in this ratio are based on the most recent fiscal quarter ended multiplied by 4.0 as of September 30, 2017, the most recent two fiscal quarters ended multiplied by 2.0 as of December 31, 2017, the most recent three fiscal quarters ended multiplied by 4/3 as of March 31, 2018, and the trailing twelve month period for fiscal quarters ending thereafter. The definition of consolidated interest expense includes cash interest payments that are accounted for as reductions in the carrying amount of indebtedness in accordance with FASB ASC 470-60, Troubled Debt Restructuring by Debtors. Consolidated interest expense is limited to payments in cash, and excludes PIK Payments on the 1.5 Lien Notes and 1.75 Lien Term Loans.

As of September 30, 2017, our Aggregate Revolving Credit Exposure Ratio exceeded the allowed maximum of 1.2 to 1.0. In anticipation of the potential default, on September 29, 2017, we obtained a limited one-time waiver from the lenders under the EXCO Resources Credit agreement waiving an event of default as a result of a failure to comply with the Aggregate Revolving Credit Exposure Ratio as of September 30, 2017. A breach of any covenant under the EXCO Resources Credit Agreement could also cause an event of default under the indenture governing the 1.5 Lien Notes, credit agreement governing the 1.75 Lien Term Loans and the indentures governing the 2018 Notes and 2022 Notes. Although an event of default has not yet occurred, FASB ASC Topic 470, Debt, requires debt to be presented as a current liability if a debtor modifies a covenant in anticipation of a potential default and it is probable the debtor will not be able meet the covenant in future periods. We believe it is probable that we will not be in compliance with the Aggregate Revolving Credit Exposure ratio as of December 31, 2017. Therefore, we have classified the amounts outstanding under the EXCO Resources Credit Agreement, as well as any outstanding debt with cross-default provisions, as a current liability. See discussion regarding our Liquidity, compliance with debt covenants and ability to continue as a going concern as part of "Note 1. Organization and basis of presentation".
1.5 Lien Notes
On March 15, 2017, we issued an aggregate of $300.0 million of 1.5 Lien Notes due March 20, 2022 to affiliates of Fairfax Financial Holdings Limited ("Fairfax"), Bluescape Resources Company LLC ("Bluescape"), Oaktree Capital Management, LP ("Oaktree"), and an unaffiliated investor. The 1.5 Lien Notes bear interest at a cash interest rate of 8% per annum, or, if we elect to make interest payments on the 1.5 Lien Notes with our common shares or, in certain circumstances, by issuing additional 1.5 Lien Notes, at an interest rate of 11% per annum. Interest is payable bi-annually on March 20 and September 20 of each year, commencing on September 20, 2017. On September 20, 2017 we paid the interest due on the 1.5 Lien Notes in-kind with approximately $17.0 million of aggregate principal amount of 1.5 Lien Notes, resulting in $317.0 million of total aggregate principal amount of 1.5 Lien Notes outstanding as of September 30, 2017.
As described in “Note 7. Derivative financial instruments,” in connection with the issuance of the 1.5 Lien Notes, we also issued the Commitment Fee Warrants and the Financing Warrants. The combined fair value of the Commitment Fee Warrants and the Financing Warrants of $148.6 million as of March 15, 2017 and $4.5 million of cash paid to certain investors who elected to receive cash in lieu of Commitment Fee Warrants was recorded as a discount to the 1.5 Lien Notes. The discount and $4.3 million of transaction costs incurred related to the transaction are being amortized to interest expense over the life of the 1.5 Lien Notes. We used the majority of the proceeds from the issuance of the 1.5 Lien Notes to repay the entire amount outstanding under the EXCO Resources Credit Agreement in March 2017.
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
The Second Lien Term Loan Exchange was accounted for as a modification of debt, and no gain or loss was recognized on the exchange. As described in “Note 7. Derivative financial instruments,” in connection with the issuance of the 1.75 Lien Term Loans, we also issued the Amendment Fee Warrants. The combined fair value of the Amendment Fee Warrants issued to the lenders of the 1.75 Lien Term Loans on March 15, 2017 of $12.6 million and $8.6 million of cash paid to the lenders who elected to receive cash in lieu of warrants was recorded as a discount to the 1.75 Lien Term Loans, and is being amortized to interest expense over the life of the loans. The transaction costs related to the Second Lien Term Loan Exchange of $6.4 million were recorded in "Gain (loss) on restructuring and extinguishment of debt" in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017.
The 1.75 Lien Term Loans are due on October 26, 2020, bear interest at a cash rate of 12.5% per annum, or, if we elect to pay interest on the 1.75 Lien Term Loans with our common shares or, in certain circumstances, by issuing additional 1.75 Lien Term Loans, at an interest rate of 15.0% per annum. On September 20, 2017 we paid the interest due on the 1.75 Lien Term Loans in-kind with approximately $26.2 million of aggregate principal amount of 1.75 Lien Term Loans, resulting in $708.9 million of total aggregate principal amount of 1.75 Lien Term Loans outstanding as of September 30, 2017.
PIK Payments under the 1.5 Lien Notes and the 1.75 Lien Term Loans
The indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans allow us to make PIK Payments subject to certain restrictions and limitations. See further discussion of the limitations on our ability make PIK Payments in "Note 1. Organization and basis of presentation".
Prior to December 31, 2018, the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans allow us to make PIK Payments on the 1.5 Lien Notes and the 1.75 Lien Term Loans in our sole discretion, subject to certain limitations. After December 31, 2018, the amount of PIK Payments we are permitted to make will depend on our level of liquidity, which, for the purposes of 1.5 Lien Notes and 1.75 Lien Term Loans, is defined as (i) the sum of (a) our unrestricted cash and cash equivalents and (b) any amounts available to be borrowed under the EXCO Resources Credit Agreement (to the extent then available) less (ii) the face amount of any letters of credit outstanding under the EXCO Resources Credit Agreement. The PIK Payment percentage after December 31, 2018 decreases linearly from as much as 100% to 0% as the level of liquidity increases from less than $150.0 million to greater than $225.0 million, respectively. However, we are currently restricted from paying interest in our common shares, and our ability to make future PIK Payments in additional indebtedness is limited to $6.9 million. See "Note 1. Organization and basis of presentation" for further discussion.
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
On September 20, 2017, we paid approximately $17.0 million and $26.2 million of PIK Payments under the 1.5 Lien Notes and 1.75 Lien Term Loans, respectively, through the issuance of additional 1.5 Lien Notes and 1.75 Lien Term Loans.
Covenants, events of default and other material provisions under the 1.5 Lien Notes and the 1.75 Lien Term Loans

The 1.5 Lien Notes and 1.75 Lien Term Loans are guaranteed by substantially all of EXCO’s subsidiaries, with the exception of certain non-guarantor subsidiaries and our jointly-held equity investments with Shell. The 1.5 Lien Notes and 1.75 Lien Term Loans are secured by second priority liens and third priority liens, respectively, on substantially all of EXCO’s assets and the assets of such guarantors. Subject to certain exceptions, the covenants under the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans limit our ability and the ability of our restricted subsidiaries to, among other things:

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
In addition, the indenture governing the 1.5 Lien Notes includes restrictions on our ability to incur additional indebtedness, including debt under the EXCO Resources Credit Agreement in excess of $150.0 million, among other things and subject to certain restrictions. The indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans require that net cash proceeds of certain asset sales be used within one year to acquire or develop oil and natural gas properties or we must use the proceeds to permanently repay, redeem or repurchase a portion of the EXCO Resources Credit Agreement, 1.5 Lien Notes or 1.75 Lien Term Loans. If there is an event of default, we will be required to pay each of the 1.5 Lien Notes and the 1.75 Lien Term Loans in an amount equal to the outstanding principal amount plus an applicable make-whole premium.
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
During 2015 and 2016, we completed exchanges and a series of open market repurchases of the 2018 Notes significantly reducing the aggregate principal amount outstanding. As of September 30, 2017, $131.6 million in principal was outstanding on the 2018 Notes. Interest accrues at 7.5% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. The maturity date of the 2018 Notes is September 15, 2018.
2022 Notes
The 2022 Notes were issued at 100.0% of the principal amount and bear interest at a rate of 8.5% per annum, payable in arrears on April 15 and October 15 of each year. During 2015 and 2016, we completed exchanges and a series of open market repurchases of the 2022 Notes significantly reducing the aggregate principal amount outstanding. As of September 30, 2017, $70.2 million in principal was outstanding on the 2022 Notes.
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
During the nine months ended September 30, 2017 and 2016 there were no changes in the fair value level classifications, except that the Exchange Term Loan was reclassified to Level 3.
Fair value of derivative financial instruments
The following table presents a summary of the estimated fair value of our derivative financial instruments as of September 30, 2017 and December 31, 2016.

	September 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative financial instruments - commodity derivatives	$—	$208	$—	$208
Derivative financial instruments - common share warrants	—	(14,555)	—	(14,555)
	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative financial instruments - commodity derivatives	$—	$(27,693)	$—	$(27,693)
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
The estimated fair values of our senior notes and term loans are presented below. The estimated fair values of the 2018 Notes and 2022 Notes have been calculated based on quoted prices in active markets. The estimated fair value of the 1.5 Lien Notes, 1.75 Lien Term Loans and the Exchange Term Loan have been calculated based on quoted prices obtained from third-party pricing sources that lack significant observable inputs and are classified as Level 3. The 2017 Warrants are considered freestanding financial instruments and are not considered in the determination of the fair value of the 1.5 Lien Notes and 1.75 Lien Term Loans. The estimated fair value of the Exchange Term Loan was calculated based on quoted prices obtained from third-party sources and classified as Level 2 during 2016. During the nine months ended September 30, 2017, we reclassified the fair value of the Exchange Term Loan into Level 3 due to the lack of market activity and significant observable inputs. See "Note 8. Debt" for the carrying value and the principal balance of each debt instrument included in the table below.

	September 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
1.5 Lien Notes	$—	$—	$232,276	$232,276
1.75 Lien Term Loans	—	—	474,980	474,980
Exchange Term Loan	—	—	11,555	11,555
2018 Notes	33,210	—	—	33,210
2022 Notes	14,341	—	—	14,341
	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Exchange Term Loan	$—	$294,000	$—	$294,000
Fairfax Term Loan	—	222,000	—	222,000
2018 Notes	79,028	—	—	79,028
2022 Notes	35,260	—	—	35,260

10.Income taxes

We have historically evaluated our estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and applied this tax rate to our ordinary income or loss to calculate our estimated tax liability or benefit. However, due to our annual effective tax rate being highly sensitive to estimates of total ordinary income or loss, we calculated an estimated year-to-date effective tax rate for the nine months ended September 30, 2017. Our annual effective tax rate is highly sensitive to estimates of ordinary income or loss primarily due to significant permanent differences related to the non-taxable gains or losses on the 2017 Warrants and non-deductible interest on our 1.5 Lien Notes and 1.75 Lien Term Loans.

We have accumulated financial net deferred tax assets primarily due to losses arising from impairments to the carrying value of our oil and natural gas properties that are subject to valuation allowances. Our valuation allowances decreased $95.5 million for the nine months ended September 30, 2017. As a result of cumulative financial operating losses, we have recognized net valuation allowances of approximately $1.3 billion that have fully offset our net deferred tax assets, excluding the deferred tax liability for goodwill, as of September 30, 2017. The valuation allowances will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized. The valuation allowances do not impact future utilization of the underlying tax attributes.

The utilization of our NOLs to offset taxable income in future periods may be limited if we undergo an ownership change pursuant to the criteria in Section 382 of the Internal Revenue Code. Generally, an ownership change occurs for Section 382 purposes when the percentage of stock held by one or more five-percent shareholders increases by more than 50 percentage points over the lowest stock ownership held by such shareholders on any testing date within a three-year period. The indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans allow us to make PIK Payments in common shares, subject to certain restriction and limitations. Our common share price has been and continues to be volatile, and has significantly decreased during 2017. If our common share price remains at the current levels or continues to decrease, the payment of interest in common shares on the 1.75 Lien Term Loans on December 20, 2017 would more-likely-than-not cause us to experience an ownership change pursuant to Section 382 of the Internal Revenue Code. As of September 30, 2017, we had estimated NOLs of $2.4 billion.

11.Related party transactions

OPCO and Appalachia Midstream JV

OPCO serves as the operator of our wells in the Appalachia JV and we advance funds to OPCO on an as needed basis. We did not advance any funds to OPCO during three and nine months ended September 30, 2017 or 2016. OPCO may distribute any excess cash equally between us and Shell when its operating cash flows are sufficient to meet its capital requirements. There are service agreements between us and OPCO whereby we provide administrative and technical services for which we are reimbursed. For the three and nine months ended September 30, 2017 and 2016, these transactions included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Amounts received from OPCO	$1,562	$3,824	$4,940	$12,586

As of September 30, 2017 and December 31, 2016, the amounts owed were as follows:

(in thousands)	September 30, 2017	December 31, 2016
Amounts due to EXCO (1)	$492	$618
Amounts due from EXCO (1)	3,389	13,624

(1)
Advances to OPCO are recorded in "Inventory and other" in our Condensed Consolidated Balance Sheets. Any amounts we owe to OPCO are netted against the advance until the advances are utilized. If the advances are fully utilized, we record amounts owed in "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheets.

We own a 50% interest in an entity that owns and operates midstream assets in the Appalachia region ("Appalachia Midstream JV"). On October 12, 2017, EXCO received a $6.0 million cash distribution from Appalachia Midstream JV.

ESAS

We have a services and investment agreement with ESAS, a wholly owned subsidiary of an affiliate of Bluescape. C. John Wilder, Executive Chairman of Bluescape, is the Executive Chairman of our Board of Directors and indirectly controls ESAS. As consideration for the services provided under the agreement, EXCO pays ESAS a monthly fee of $300,000 and an annual incentive payment of up to $2.4 million per year that is based on EXCO’s common share price achieving certain performance hurdles as compared to a peer group. Amounts due to ESAS are recorded in "Accounts payable and accrued liabilities" in our Condensed Consolidated Balance Sheets. As a result of EXCO's performance rank, no incentive payment was due to ESAS for the twelve-month period ending March 31, 2017. We did not make an accrual for the annual incentive payment at September 30, 2017 as a result of EXCO's performance rank.

In connection with the services and investment agreement, EXCO issued warrants to ESAS in four tranches representing the right to purchase an aggregate of 5,333,335 common shares ("ESAS Warrants"). These warrants may become exercisable in the future if our common shares achieve certain performance metrics compared to a peer group as of March 31, 2019. The measurement of the warrants is accounted for in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the ESAS Warrants to be re-measured each interim reporting period until the completion of the services on March 31, 2019 and an adjustment is recorded in the statement of operations within equity-based compensation. For the three and nine months ended September 30, 2017 we recognized income of $1.3 million and $14.2 million, respectively, and expense of $0.9 million and $11.8 million, for the three and nine months ended September 30, 2016, respectively, of equity-based compensation related to the ESAS Warrants. The income recorded during the three and nine months ended September 30, 2017 was due to a significant decrease in the fair value of the ESAS Warrants primarily as a result of a decrease in the Company's share price.

On September 20, 2017, ESAS received $4.0 million and $1.8 million of PIK Payments in the form of additional 1.5 Lien Notes and 1.75 Lien Term Loans, respectively, resulting in ESAS holding $74.0 million in aggregate principal amount of 1.5 Lien Notes and $49.7 million in aggregate principal amount of 1.75 Lien Term Loans as of September 30, 2017. During the nine months ended September 30, 2017, ESAS also received $1.2 million of cash interest payments on the Exchange Term Loan and 192,609 of PIK Shares under the 1.75 Lien Term Loans. In addition, ESAS holds Financing Warrants representing the right to purchase an aggregate of 5,017,922 common shares at an exercise price equal to $13.95 per share. ESAS received a consent fee of $1.6 million in cash for exchanging its interest in the Exchange Term Loan, and a commitment fee of $2.1 million in cash in connection with the issuance of the 1.5 Lien Notes. At September 30, 2017, ESAS was the beneficial owner of approximately 24.1% of our outstanding common shares, including common shares issuable upon the exercise of the 2017 Warrants.

As described above, ESAS is a wholly owned subsidiary of an affiliate of Bluescape, and C. John Wilder, the Executive Chairman of Bluescape, is the Executive Chairman of our Board of Directors and indirectly controls ESAS. As Bluescape’s Executive Chairman, Mr. Wilder has the power to direct the affairs of Bluescape and, indirectly, ESAS, and may be deemed to share ESAS’s interest in the 1.5 Lien Notes, 1.75 Lien Term Loans and our common shares.

Fairfax

Samuel Mitchell serves as a Managing Director of Hamblin Watsa Investment Counsel Ltd. ("Hamblin Watsa"), the investment manager of Fairfax and certain affiliates thereof. Samuel Mitchell was a member of our Board of Directors until his resignation on September 20, 2017. On September 20, 2017, certain affiliates of Fairfax received $8.5 million and $15.8 million of PIK Payments in the form of additional 1.5 Lien Notes and 1.75 Lien Term Loans, respectively, resulting in Fairfax holding, directly or indirectly, $159.5 million in aggregate principal amount of 1.5 Lien Notes and $427.9 million in aggregate principal amount of 1.75 Lien Term Loans as of September 30, 2017. During the nine months ended September 30, 2017, Fairfax also received $10.6 million of cash interest payments on the Fairfax Term Loan and the Exchange Term Loan and 1,657,330 of PIK Shares under the 1.75 Lien Term Loan. In addition, Fairfax holds Financing Warrants representing the right to purchase an aggregate of 10,824,377 common shares at an exercise price equal to $13.95 per share, Commitment Fee Warrants representing the right to purchase an aggregate of 431,433 common shares at an exercise price equal to $0.01 per share and Amendment Fee Warrants representing the right to purchase an aggregate of 1,294,143 common shares at an exercise price equal to $0.01 per share.

Oaktree

B. James Ford serves as a Senior Advisor of Oaktree, and was a member of our Board of Directors until his resignation on September 20, 2017. On September 20, 2017, Oaktree received $2.2 million of PIK Payments in the form of additional 1.5 Lien Notes resulting in certain affiliates of Oaktree holding, directly or indirectly, $41.7 million in aggregate principal amount of 1.5 Lien Notes as of September 30, 2017. In addition, certain affiliates of Oaktree hold Financing Warrants representing the right to purchase an aggregate of 2,831,542 common shares at an exercise price equal to $13.95 per share. Oaktree also received a commitment fee of $1.2 million in cash in connection with the issuance of the 1.5 Lien Notes.

12.Condensed consolidating financial statements

As of September 30, 2017, the majority of EXCO’s subsidiaries were guarantors under the EXCO Resources Credit Agreement, the indenture governing the 1.5 Lien Notes, the credit agreement governing the 1.75 Lien Term Loans and the indentures governing the 2018 Notes and 2022 Notes. All of our unrestricted subsidiaries under the 1.5 Lien Notes, 1.75 Lien Term Loans and the indentures governing the 2018 Notes and 2022 Notes are considered non-guarantor subsidiaries.
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

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
September 30, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$94,216	$(11,757)	$—	$—	$82,459
Restricted cash	—	23,379	—	—	23,379
Other current assets	16,082	68,461	—	—	84,543
Total current assets	110,298	80,083	—	—	190,381
Equity investments	—	—	25,373	—	25,373
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	112,935	—	—	112,935
Proved developed and undeveloped oil and natural gas properties	333,253	2,722,005	—	—	3,055,258
Accumulated depletion	(330,776)	(2,407,327)	—	—	(2,738,103)
Oil and natural gas properties, net	2,477	427,613	—	—	430,090
Other property and equipment, net	585	20,493	—	—	21,078
Investments in and advances to affiliates, net	502,864	—	—	(502,864)	—
Derivative financial instruments - commodity derivatives	97	—	—	—	97
Goodwill	13,293	149,862	—	—	163,155
Total assets	$629,614	$678,051	$25,373	$(502,864)	$830,174
Liabilities and shareholders' equity
Current maturities of long-term debt	$1,333,989	$—	$—	$—	$1,333,989
Other current liabilities	14,163	187,327	—	—	201,490
Long-term debt	21,388	—	—	—	21,388
Derivative financial instruments - common share warrants	14,555	—	—	—	14,555
Other long-term liabilities	5,885	13,233	—	—	19,118
Payable to parent	—	2,416,991	—	(2,416,991)	—
Total shareholders' equity	(760,366)	(1,939,500)	25,373	1,914,127	(760,366)
Total liabilities and shareholders' equity	$629,614	$678,051	$25,373	$(502,864)	$830,174

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,610	$(15,542)	$—	$—	$9,068
Restricted cash	—	11,150	—	—	11,150
Other current assets	6,463	83,936	—	—	90,399
Total current assets	31,073	79,544	—	—	110,617
Equity investments	—	—	24,365	—	24,365
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	97,080	—	—	97,080
Proved developed and undeveloped oil and natural gas properties	331,823	2,608,100	—	—	2,939,923
Accumulated depletion	(330,776)	(2,371,469)	—	—	(2,702,245)
Oil and natural gas properties, net	1,047	333,711	—	—	334,758
Other property and equipment, net	568	23,093	—	—	23,661
Investments in and advances to affiliates, net	430,168	—	—	(430,168)	—
Deferred financing costs, net	4,376	—	—	—	4,376
Derivative financial instruments - commodity derivatives	482	—	—	—	482
Goodwill	13,293	149,862	—	—	163,155
Total assets	$481,007	$586,210	$24,365	$(430,168)	$661,414
Liabilities and shareholders' equity
Current maturities of long-term debt	$50,000	$—	$—	$—	$50,000
Other current liabilities	40,671	167,692	—	—	208,363
Long-term debt	1,258,538	—	—	—	1,258,538
Other long-term liabilities	3,704	12,715	—	—	16,419
Payable to parent	—	2,337,585	—	(2,337,585)	—
Total shareholders' equity	(871,906)	(1,931,782)	24,365	1,907,417	(871,906)
Total liabilities and shareholders' equity	$481,007	$586,210	$24,365	$(430,168)	$661,414

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended September 30, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$61,229	$—	$—	$61,229
Purchased natural gas and marketing	—	5,507	—	—	5,507
Total revenues	—	66,736	—	—	66,736
Costs and expenses:
Oil and natural gas production	—	12,259	—	—	12,259
Gathering and transportation	—	28,743	—	—	28,743
Purchased natural gas	—	5,388	—	—	5,388
Depletion, depreciation and amortization	88	13,430	—	—	13,518
Impairment of oil and natural gas properties	—	—	—	—	—
Accretion of discount on asset retirement obligations	—	221	—	—	221
General and administrative	(5,042)	15,077	—	—	10,035
Other operating items	—	1,714	—	—	1,714
Total costs and expenses	(4,954)	76,832	—	—	71,878
Operating income (loss)	4,954	(10,096)	—	—	(5,142)
Other income (expense):
Interest expense, net	(32,888)	—	—	—	(32,888)
Gain on derivative financial instruments - commodity derivatives	860	—	—	—	860
Gain on derivative financial instruments - common share warrants	18,286	—	—	—	18,286
Other income	13	12	—	—	25
Equity income	—	—	354	—	354
Net loss from consolidated subsidiaries	(9,730)	—	—	9,730	—
Total other income (expense)	(23,459)	12	354	9,730	(13,363)
Income (loss) before income taxes	(18,505)	(10,084)	354	9,730	(18,505)
Income tax expense	319	—	—	—	319
Net income (loss)	$(18,824)	$(10,084)	$354	$9,730	$(18,824)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended September 30, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$70,862	$—	$—	$70,862
Purchased natural gas and marketing	—	6,324	—	—	6,324
Total revenues	—	77,186	—	—	77,186
Costs and expenses:
Oil and natural gas production	—	12,608	—	—	12,608
Gathering and transportation	—	27,979	—	—	27,979
Purchased natural gas	—	6,586	—	—	6,586
Depletion, depreciation and amortization	89	15,821	—	—	15,910
Impairment of oil and natural gas properties	—	—	—	—	—
Accretion of discount on asset retirement obligations	—	325	—	—	325
General and administrative	(4,395)	15,141	—	—	10,746
Other operating items	—	(1,110)	—	—	(1,110)
Total costs and expenses	(4,306)	77,350	—	—	73,044
Operating income (loss)	4,306	(164)	—	—	4,142
Other income (expense):
Interest expense, net	(16,997)	—	—	—	(16,997)
Gain on derivative financial instruments - commodity derivatives	8,209	—	—	—	8,209
Gain on extinguishment of debt	57,421	—	—	—	57,421
Other income	4	8	—	—	12
Equity loss	—	—	(823)	—	(823)
Net loss from consolidated subsidiaries	(979)	—	—	979	—
Total other income (expense)	47,658	8	(823)	979	47,822
Income (loss) before income taxes	51,964	(156)	(823)	979	51,964
Income tax expense	1,028	—	—	—	1,028
Net income (loss)	$50,936	$(156)	$(823)	$979	$50,936

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the nine months ended September 30, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$195,072	$—	$—	$195,072
Purchased natural gas and marketing	—	19,208	—	—	19,208
Total revenues	—	214,280	—	—	214,280
Costs and expenses:
Oil and natural gas production	—	35,822	—	—	35,822
Gathering and transportation	—	83,183	—	—	83,183
Purchased natural gas	—	18,193	—	—	18,193
Depletion, depreciation and amortization	224	36,424	—	—	36,648
Impairment of oil and natural gas properties	—	—	—	—	—
Accretion of discount on asset retirement obligations	—	648	—	—	648
General and administrative	(32,169)	45,225	—	—	13,056
Other operating items	577	2,492	—	—	3,069
Total costs and expenses	(31,368)	221,987	—	—	190,619
Operating income (loss)	31,368	(7,707)	—	—	23,661
Other income (expense):
Interest expense, net	(75,318)	(2)	—	—	(75,320)
Gain on derivative financial instruments - commodity derivatives	22,934	—	—	—	22,934
Gain on derivative financial instruments - common share warrants	146,585	—	—	—	146,585
Loss on restructuring of debt	(6,380)	—	—	—	(6,380)
Other income (loss)	14	(10)	—	—	4
Equity income	—	—	1,009	—	1,009
Net loss from consolidated subsidiaries	(6,710)	—	—	6,710	—
Total other income (expense)	81,125	(12)	1,009	6,710	88,832
Income (loss) before income taxes	112,493	(7,719)	1,009	6,710	112,493
Income tax expense	2,374	—	—	—	2,374
Net income (loss)	$110,119	$(7,719)	$1,009	$6,710	$110,119

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the nine months ended September 30, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$176,732	$—	$—	$176,732
Purchased natural gas and marketing	—	15,335	—	—	15,335
Total revenues	—	192,067	—	—	192,067
Costs and expenses:
Oil and natural gas production	4	39,139	—	—	39,143
Gathering and transportation	—	79,828	—	—	79,828
Purchased natural gas	—	17,273	—	—	17,273
Depletion, depreciation and amortization	298	63,697	—	—	63,995
Impairment of oil and natural gas properties	838	159,975	—	—	160,813
Accretion of discount on asset retirement obligations	—	2,006	—	—	2,006
General and administrative	(6,062)	44,688	—	—	38,626
Other operating items	(406)	24,342	—	—	23,936
Total costs and expenses	(5,328)	430,948	—	—	425,620
Operating income (loss)	5,328	(238,881)	—	—	(233,553)
Other income (expense):
Interest expense, net	(54,186)	—	—	—	(54,186)
Loss on derivative financial instruments - commodity derivatives	(11,632)	—	—	—	(11,632)
Gain on extinguishment of debt	119,374	—	—	—	119,374
Other income	9	28	—	—	37
Equity loss	—	—	(8,824)	—	(8,824)
Net loss from consolidated subsidiaries	(247,677)	—	—	247,677	—
Total other income (expense)	(194,112)	28	(8,824)	247,677	44,769
Loss before income taxes	(188,784)	(238,853)	(8,824)	247,677	(188,784)
Income tax expense	1,775	—	—	—	1,775
Net loss	$(190,559)	$(238,853)	$(8,824)	$247,677	$(190,559)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the nine months ended September 30, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(9,637)	$60,744	$—	$—	$51,107
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(1,011)	(114,663)	—	—	(115,674)
Proceeds from disposition of property and equipment	—	25	—	—	25
Restricted cash	—	(12,229)	—	—	(12,229)
Net changes in amounts due to joint ventures	—	(9,498)	—	—	(9,498)
Advances/investments with affiliates	(79,406)	79,406	—	—	—
Net cash used in investing activities	(80,417)	(56,959)	—	—	(137,376)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	163,401	—	—	—	163,401
Repayments under EXCO Resources Credit Agreement	(265,592)	—	—	—	(265,592)
Proceeds received from issuance of 1.5 Lien Notes, net	295,530	—	—	—	295,530
Payments on Exchange Term Loan	(11,602)	—	—	—	(11,602)
Debt financing costs and other	(22,077)	—	—	—	(22,077)
Net cash provided by financing activities	159,660	—	—	—	159,660
Net increase in cash	69,606	3,785	—	—	73,391
Cash at beginning of period	24,610	(15,542)	—	—	9,068
Cash at end of period	$94,216	$(11,757)	$—	$—	$82,459

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the nine months ended September 30, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$9,152	$(12,892)	$—	$—	$(3,740)
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(1,250)	(69,205)	—	—	(70,455)
Proceeds from disposition of property and equipment	10	11,232	—	—	11,242
Restricted cash	—	686	—	—	686
Net changes in amounts due to joint ventures	—	2,377	—	—	2,377
Advances/investments with affiliates	(83,631)	83,631	—	—	—
Net cash provided by (used in) investing activities	(84,871)	28,721	—	—	(56,150)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	390,897	—	—	—	390,897
Repayments under EXCO Resources Credit Agreement	(243,797)	—	—	—	(243,797)
Payments on Exchange Term Loan	(38,056)	—	—	—	(38,056)
Repurchases of senior unsecured notes	(53,298)	—	—	—	(53,298)
Debt financing costs and other	(4,569)	—	—	—	(4,569)
Net cash provided by financing activities	51,177	—	—	—	51,177
Net increase (decrease) in cash	(24,542)	15,829	—	—	(8,713)
Cash at beginning of period	34,296	(22,049)	—	—	12,247
Cash at end of period	$9,754	$(6,220)	$—	$—	$3,534

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

•
the outcome of our review of strategic alternatives, which may include, but not be limited to, seeking a comprehensive out-of-court restructuring or reorganization under Chapter 11 of the U.S. Bankruptcy Code;

•	our cash flow and Liquidity;

•	our ability and decisions to pay interest on the 1.5 Lien Notes and 1.75 Lien Term Loans in cash, common shares or additional indebtedness;

•
future capital requirements and availability of financing, including limitations on our ability to incur certain types of indebtedness under our debt agreements and to refinance or replace existing debt obligations as they mature;

•	our ability to meet our current and future debt service obligations, including our upcoming 2018 debt maturities;

•	our ability to maintain compliance with our debt covenants;

•	fluctuations in the prices of oil and natural gas;

•	the availability of oil and natural gas;

•	disruption of credit and capital markets and the ability of financial institutions to honor their commitments;

•	estimates of reserves and economic assumptions, including estimates related to acquisitions and dispositions of oil and natural gas properties;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	exploratory risks, including those related to our activities in shale formations;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	outcome of divestitures of non-core assets;

•	our ability to enter into transactions as a result of our credit rating, including commodity derivatives with financial institutions and services with vendors;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	availability of water, sand and other materials for drilling and completion activities;

•	marketing of oil and natural gas;

•	political and economic conditions and events in oil-producing and natural gas-producing countries;

•	title to our properties;

•	litigation;

•	competition;

•	our ability to attract and retain key personnel;

•	general economic conditions, including costs associated with drilling and operations of our properties;

•	our ability to regain compliance with the listing requirements of, and maintain the listing of our common shares on, the New York Stock Exchange ("NYSE");

•
environmental or other governmental regulations, including legislation to reduce emissions of greenhouse gases, legislation of derivative financial instruments, regulation of hydraulic fracture stimulation and elimination of income tax incentives available to our industry;

•	receipt and collectability of amounts owed to us by purchasers of our production and counterparties to our commodity derivative financial instruments;

•	our ability and decisions whether or not to enter into commodity derivative financial instruments;

•	potential acts of terrorism;

•	our ability to manage joint ventures with third parties, including the resolution of any material disagreements and our partners’ ability to satisfy obligations under these arrangements;

•	actions of third party co-owners of interests in properties in which we also own an interest;

•	fluctuations in interest rates;

•	our ability to effectively integrate companies and properties that we acquire; and

•	our ability to execute our business strategies and other corporate actions.
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
Recent developments

Restructuring activities
On September 7, 2017, we announced that our Board of Directors has delegated authority to the independent directors of the Audit Committee of the Board of Directors ("Audit Committee") to explore strategic alternatives to strengthen the Company’s balance sheet and maximize the value of the Company, which may include, but not limited to, seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code. We, at the direction of the Audit Committee, have retained PJT Partners LP as financial advisors and Alvarez & Marsal North America, LLC as restructuring advisors, and have engaged in discussions with certain stakeholders regarding strategic alternatives to restructure our balance sheet. We continue to retain Kirkland & Ellis LLP as our legal advisor to assist the Audit Committee and management team with the strategic review process.

EXCO Resources Credit Agreement amendment
During the third quarter of 2017, we borrowed substantially all of our remaining unused commitments and had $126.4 million of outstanding indebtedness and $23.6 million of outstanding letters of credit under the EXCO Resources Credit Agreement as of September 30, 2017. As a result, we had no availability remaining under the EXCO Resources Credit Agreement, including letters of credit, as of September 30, 2017. The borrowing base under the EXCO Resources Credit Agreement remains subject to semi-annual review and redetermination by the lenders pursuant to the terms of the EXCO Resources Credit Agreement. The redetermination of the borrowing base scheduled for November 2017 is currently in process. The lenders party to the EXCO Resources Credit Agreement have considerable discretion in setting our borrowing base, and we are unable to predict the outcome of the redetermination.
On September 29, 2017, we obtained a limited one-time waiver from the lenders under the EXCO Resources Credit agreement waiving an event of default as a result of a failure to comply with the Aggregate Revolving Credit Exposure ratio as of September 30, 2017. See further discussion in "Note 1. Organization and basis of presentation" in the Notes to our Condensed Consolidated Financial Statements.

Changes to Board of Directors
On September 20, 2017, each of B. James Ford and Samuel A. Mitchell resigned from their respective positions as members of our Board of Directors ("Board"). At the time of their respective resignations, neither Mr. Ford nor Mr. Mitchell was a member of any committee of the Board. On October 6, 2017, Stephen J. Toy resigned from his position as a member of the Board. At the time of his resignation, Mr. Toy was a member of each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board. Following these resignations, we will continue to have the required number of independent directors on our Board committees, as well as a majority of independent directors, in each case for purposes of NYSE listing rules.

NYSE compliance
On June 2, 2017, we filed a certificate of amendment to our Amended and Restated Certificate of Formation to reduce the number of authorized common shares from 780,000,000 to 260,000,000 and effect a 1-for-15 reverse share split. The reverse share split became effective after the market closed on June 12, 2017. See "Note 1. Organization and basis of presentation" in the Notes to our Condensed Consolidated Financial Statements for further discussion.
To maintain compliance with the NYSE's continued listing standards, the Company's common shares are required, among other things, to maintain an average closing price of $1.00 or more over a consecutive 30 trading-day period. As a result of the reverse share split, the per share market price of our common shares increased above $1.00, the minimum average closing price required to maintain the listing of our common shares on the NYSE. On July 11, 2017, we were notified by the NYSE that we had regained compliance with Section 802.01C of the NYSE's continued listing standards because the price of our common shares on June 30, 2017, and the average price of our common shares over the thirty trading days prior to June 30, 2017, exceeded $1.00 per share.
In addition, the Company's average global market capitalization cannot average less than $50 million over a consecutive 30 trading-day period at the same time that its shareholders' equity is less than $50 million. On August 10, 2017, we were notified by the NYSE that EXCO's market capitalization had averaged less than $50 million for more than 30 consecutive trading days while its shareholders' equity was less than $50 million. On September 22, 2017, we submitted to the NYSE our business plan setting forth how we intend to regain compliance with the NYSE's market capitalization requirements, and, on November 2, 2017, the NYSE accepted our business plan. If we fail to comply, or regain compliance with, the continued listing standards of the NYSE by February 10, 2019, it will result in a delisting of our common shares from the NYSE. In addition, if our market capitalization falls to $15 million for a 30 trading-day period or our share price falls to an abnormally low level, the NYSE may immediately suspend trading and commence delisting of our common shares.

Termination of South Texas Divestiture

On April 7, 2017, we entered into a purchase and sale agreement with a subsidiary of Venado Oil and Gas, LLC ("Venado") to divest our oil and natural gas properties and surface acreage in South Texas for a total purchase price of $300.0 million that was subject to closing conditions and adjustments based on an effective date of January 1, 2017.

Pursuant to the terms of the agreement, the closing of the transaction was originally anticipated to occur on June 1, 2017 (the “Original Scheduled Closing Date”), unless certain conditions had not been satisfied or waived on or prior to the Original

Scheduled Closing Date. The purchase agreement included conditions to the closing, including seller's representation and warranty regarding all material contracts being in full force and effect be true as of the Original Scheduled Closing Date. As described in "Note 3. Acquisitions, divestitures and other significant events", the closing conditions were not anticipated to be satisfied or waived by the Original Scheduled Closing Date due to the purported termination of a long-term natural gas sales contract by Chesapeake Energy Marketing, L.L.C. (“CEML”). Therefore, we entered into an amendment to extend the Original Scheduled Closing Date to August 15, 2017.

The amendment, among other things, provided that the satisfaction of the closing conditions would be deemed satisfied by the reinstatement of the natural gas sales contract or by entry into a new gathering agreement. Because all closing conditions had not been satisfied or waived by August 15, 2017, EXCO and Venado mutually agreed to terminate the purchase and sale agreement, effective as of August 15, 2017. Following the termination, the purchase and sale agreement was void and of no further effect.

Financing Transactions

On March 15, 2017, we closed a series of transactions including the issuance of $300.0 million in aggregate principal amount of 1.5 lien notes due March 20, 2022 ("1.5 Lien Notes"), exchange of $682.8 million in aggregate principal amount of our senior secured second lien term loans due October 26, 2020 ("Second Lien Term Loans") for a like amount of senior 1.75 lien term loans due October 26, 2020 ("1.75 Lien Term Loans" and such exchange the "Second Lien Term Loan Exchange") and issuance of warrants to purchase our common shares ("2017 Warrants"). The terms of the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans allow for interest payments in cash common shares or additional indebtedness (such interest payments in common shares or additional indebtedness, "PIK Payments") , subject to certain restrictions and limitations. The transaction fees paid to the lenders included a combination of cash and warrants to purchase our common shares. The 1.5 Lien Notes were issued to affiliates of Fairfax Financial Holdings Limited ("Fairfax"), Bluescape Resources Company LLC ("Bluescape") and Oaktree Capital Management, LP ("Oaktree"), as well as an unaffiliated lender.

The proceeds from the 1.5 Lien Notes were primarily utilized to repay the outstanding indebtedness under the EXCO Resources Credit Agreement as of March 2017. In connection with these transactions, the EXCO Resources Credit Agreement was amended to reduce the borrowing base to $150.0 million, permit the issuance of the 1.5 Lien Notes and the exchange of Second Lien Term Loans, and modify certain financial covenants. See further discussion of these transactions as part of "Note 8. Debt" in the Notes to our Condensed Consolidated Financial Statements.

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

Our results of operations

A summary of key financial data for the three and nine months ended September 30, 2017 and 2016 related to our results of operations is presented below:

	Three Months Ended September 30,		Quarter to quarter change	Nine Months Ended September 30,		Period to period change
(dollars in thousands, except per unit prices)	2017	2016		2017	2016
Production:
Oil (Mbbls)	276	391	(115)	910	1,388	(478)
Natural gas (Mmcf)	20,178	24,107	(3,929)	58,964	71,926	(12,962)
Total production (Mmcfe) (1)	21,834	26,453	(4,619)	64,424	80,254	(15,830)
Average daily production (Mmcfe)	237	288	(51)	236	293	(57)
Revenues before commodity derivative financial instrument activities:
Oil	$12,906	$16,215	$(3,309)	$43,403	$49,688	$(6,285)
Natural gas	48,323	54,647	(6,324)	151,669	127,044	24,625
Total oil and natural gas revenues	61,229	70,862	(9,633)	195,072	176,732	18,340
Purchased natural gas and marketing	5,507	6,324	(817)	19,208	15,335	3,873
Total revenues	$66,736	$77,186	$(10,450)	$214,280	$192,067	$22,213
Commodity derivative financial instruments:
Gain (loss) on derivative financial instruments - commodity derivatives	$860	$8,209	$(7,349)	$22,934	$(11,632)	$34,566
Average sales price (before cash settlements of commodity derivative financial instruments):
Oil (per Bbl)	$46.76	$41.47	$5.29	$47.70	$35.80	$11.90
Natural gas (per Mcf)	2.39	2.27	0.12	2.57	1.77	0.80
Natural gas equivalent (per Mcfe)	2.80	2.68	0.12	3.03	2.20	0.83
Costs and expenses:
Oil and natural gas operating costs	$9,215	$8,797	$418	$25,928	$25,835	$93
Production and ad valorem taxes	3,044	3,811	(767)	9,894	13,308	(3,414)
Gathering and transportation	28,743	27,979	764	83,183	79,828	3,355
Purchased natural gas	5,388	6,586	(1,198)	18,193	17,273	920
Depletion	13,297	15,528	(2,231)	35,858	62,848	(26,990)
Depreciation and amortization	221	382	(161)	790	1,147	(357)
General and administrative (2)	10,035	10,746	(711)	13,056	38,626	(25,570)
Interest expense, net	32,888	16,997	15,891	75,320	54,186	21,134
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$0.42	$0.33	$0.09	$0.40	$0.32	$0.08
Production and ad valorem taxes	0.14	0.14	—	0.15	0.17	(0.02)
Gathering and transportation	1.32	1.06	0.26	1.29	0.99	0.30
Depletion	0.61	0.59	0.02	0.56	0.78	(0.22)
Depreciation and amortization	0.01	0.01	—	0.01	0.01	—
Net income (loss) (3)	$(18,824)	$50,936	$(69,760)	$110,119	$(190,559)	$300,678

(1)	Mmcfe is calculated by converting one barrel of oil into six Mcf of natural gas.

(2)
Equity-based compensation included in general and administrative expense was income of $0.9 million and expense of $1.4 million for the three months ended September 30, 2017 and 2016, respectively, and income of $11.2 million and expense of $14.6 million for the nine months ended September 30, 2017 and 2016, respectively.

(3)
Net income for the three and nine months ended September 30, 2017 included $18.3 million and $146.6 million of gains related to the revaluation of the 2017 Warrants, respectively. See "Note 7. Derivative financial instruments" in the Notes to our Condensed Consolidated Financial Statements for further discussion. Net loss for the nine months ended September 30, 2016 included $160.8 million of impairments of oil and natural gas properties. See "Note 5. Oil and natural gas properties" in the Notes to our Condensed Consolidated Financial Statements for further discussion. Net losses for the three and nine months ended September 30, 2016 were partially offset by net gains on extinguishment of debt of $57.4 million and $119.4 million, respectively.

The following is a discussion of our financial condition and results of operations for the three and nine months ended September 30, 2017 and 2016. The comparability of our results of operations for the three and nine months ended September 30, 2017 and 2016 was affected by:

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

Oil and natural gas production, revenues and prices
The following table presents our production, revenue and average sales prices for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016			Quarter to quarter change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
North Louisiana	13,768	$35,544	$2.58	14,633	$34,856	$2.38	(865)	$688	$0.20
East Texas	3,736	9,716	2.60	6,312	16,424	2.60	(2,576)	(6,708)	—
South Texas	1,865	11,574	6.21	2,517	14,953	5.94	(652)	(3,379)	0.27
Appalachia and other	2,465	4,395	1.78	2,991	4,629	1.55	(526)	(234)	0.23
Total	21,834	$61,229	$2.80	26,453	$70,862	$2.68	(4,619)	$(9,633)	$0.12

	Nine Months Ended September 30,
	2017			2016			Period to period change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
North Louisiana	37,764	$100,351	$2.66	41,639	$76,044	$1.83	(3,875)	$24,307	$0.83
East Texas	12,752	36,078	2.83	18,933	39,607	2.09	(6,181)	(3,529)	0.74
South Texas	6,053	41,098	6.79	9,003	45,542	5.06	(2,950)	(4,444)	1.73
Appalachia and other	7,855	17,545	2.23	10,679	15,539	1.46	(2,824)	2,006	0.77
Total	64,424	$195,072	$3.03	80,254	$176,732	$2.20	(15,830)	$18,340	$0.83
Production for the three and nine months ended September 30, 2017 decreased by 4.6 Bcfe, or 17%, and 15.8 Bcfe, or 20%, respectively, as compared with the same periods in 2016. Significant components of the changes in production were a result of:

•
decreased production of 0.9 Bcfe and 3.9 Bcfe for the three and nine months ended September 30, 2017, respectively, in the North Louisiana region, primarily due to production declines partially offset by additional volumes from the wells turned-to-sales in the second quarter of 2017. We expect the production in the North Louisiana region to increase due to additional wells to be turned-to-sales during the fourth quarter of 2017.

•
decreased production of 2.6 Bcfe and 6.2 Bcfe for the three and nine months ended September 30, 2017, respectively, in the East Texas region, primarily due to production declines as we have not turned an operated well to sales in the region since the first quarter of 2016.

•
decreased production of 0.7 Bcfe and 3.0 Bcfe for the three and nine months ended September 30, 2017, respectively, in the South Texas region, primarily due to production declines as we have not turned an operated well to sales in the region since late 2015.

•
decreased production of 0.5 Bcfe and 2.8 Bcfe for the three and nine months ended September 30, 2017, respectively, in the Appalachia region, primarily due to the sale of our interests in shallow conventional assets in 2016 and production declines, partially offset by lower shut-in volumes. We have not had an active drilling program in this region since 2013. Production in the Appalachia region is expected to be impacted by significant shut-in volumes during the fourth quarter of 2017 due to low regional natural gas prices.

Oil and natural gas revenues for the three months ended September 30, 2017 decreased by $9.6 million, or 14%, as compared with the same period in 2016. The decrease in revenues was primarily the result of lower oil and natural gas production, partially offset by an increase in oil and natural gas prices. Our average natural gas sales price increased 5% to $2.39 per Mcf for the three months ended September 30, 2017 from $2.27 per Mcf for the three months ended September 30, 2016, primarily due to higher market prices. Our average sales price of oil per Bbl increased 13% to $46.76 per Bbl for the three months ended September 30, 2017 from $41.47 per Bbl for the three months ended September 30, 2016, primarily due to higher market prices.
Oil and natural gas revenues for the nine months ended September 30, 2017 increased by $18.3 million, or 10%, as compared with the same period in 2016. The increase in revenues was primarily the result of an increase in oil and natural gas prices partially offset by lower oil and natural gas production. Our average natural gas sales price increased 45% to $2.57 per Mcf for the nine months ended September 30, 2017 from $1.77 per Mcf for the nine months ended September 30, 2016, primarily due to higher market prices. Our average sales price of oil per Bbl increased 33% to $47.70 per Bbl for the nine months ended September 30, 2017 from $35.80 per Bbl for the nine months ended September 30, 2016, primarily due to higher market prices.
Purchased natural gas and marketing revenues
Purchased natural gas and marketing revenues include revenues we receive as a result of selling natural gas purchased from third parties and marketing fees we receive from third parties. Purchased natural gas and marketing revenues for the three months ended September 30, 2017 decreased by $0.8 million, or 13%, as compared with the same period in 2016. The decrease was primarily due to lower volumes purchased, partially offset by higher marketing fees charged to third parties beginning in September 2016. Purchased natural gas and marketing revenues for the nine months ended September 30, 2017 increased by $3.9 million, or 25%, respectively, as compared with the same period in 2016. The increase was primarily due to higher natural gas prices and marketing fees charged to third parties beginning in September 2016, partially offset by lower volumes purchased.

Oil and natural gas operating costs
The following tables present our operating costs for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016			Quarter to quarter change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$3,582	$1,917	$5,499	$2,841	$341	$3,182	$741	$1,576	$2,317
East Texas	1,049	17	1,066	1,482	23	1,505	(433)	(6)	(439)
South Texas	2,303	2	2,305	2,937	—	2,937	(634)	2	(632)
Appalachia and other	345	—	345	1,131	42	1,173	(786)	(42)	(828)
Total	$7,279	$1,936	$9,215	$8,391	$406	$8,797	$(1,112)	$1,530	$418

	Three Months Ended September 30,
	2017			2016			Quarter to quarter change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$0.26	$0.14	$0.40	$0.19	$0.02	$0.21	$0.07	$0.12	$0.19
East Texas	0.28	—	0.28	0.23	—	0.23	0.05	—	0.05
South Texas	1.23	—	1.23	1.17	—	1.17	0.06	—	0.06
Appalachia and other	0.14	—	0.14	0.38	0.01	0.39	(0.24)	(0.01)	(0.25)
Total	$0.33	$0.09	$0.42	$0.32	$0.01	$0.33	$0.01	$0.08	$0.09

	Nine Months Ended September 30,
	2017			2016			Period to period change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$10,000	$2,333	$12,333	$8,421	$493	$8,914	$1,579	$1,840	$3,419
East Texas	3,476	814	4,290	3,746	229	3,975	(270)	585	315
South Texas	8,052	4	8,056	8,506	246	8,752	(454)	(242)	(696)
Appalachia and other	1,241	8	1,249	4,152	42	4,194	(2,911)	(34)	(2,945)
Total	$22,769	$3,159	$25,928	$24,825	$1,010	$25,835	$(2,056)	$2,149	$93

	Nine Months Ended September 30,
	2017			2016			Period to period change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$0.26	$0.06	$0.32	$0.20	$0.01	$0.21	$0.06	$0.05	$0.11
East Texas	0.27	0.06	0.33	0.20	0.01	0.21	0.07	0.05	0.12
South Texas	1.33	—	1.33	0.94	0.03	0.97	0.39	(0.03)	0.36
Appalachia and other	0.16	—	0.16	0.39	—	0.39	(0.23)	—	(0.23)
Total	$0.35	$0.05	$0.40	$0.31	$0.01	$0.32	$0.04	$0.04	$0.08
Oil and natural gas operating costs for the three months ended September 30, 2017 increased by $0.4 million, or 5%, as compared to the same period in 2016, primarily due to higher oil and natural gas operating costs in the North Louisiana region primarily due to an increase in workover activity and additional producing wells as compared to prior period. This was partially offset by the sale of our conventional assets in the Appalachia region during 2016. Oil and natural gas operating costs for the nine months ended September 30, 2017 remained consistent with the same period in 2016. Higher workover expenses and higher oil and natural gas operating costs in the North Louisiana region from additional producing wells during the nine months ended September 30, 2017 were offset by lower lease operating expenses in the Appalachia region primarily due to the sale of our conventional assets during 2016.
Oil and natural gas operating costs increased from $0.33 per Mcfe for the three months ended September 30, 2016 to $0.42 per Mcfe for the three months ended September 30, 2017. Oil and natural gas operating costs increased from $0.32 per Mcfe for the nine months ended September 30, 2016 to $0.40 per Mcfe for the nine months ended September 30, 2017. The increases were primarily due to declining production.
Production and ad valorem taxes

The following table presents our production and ad valorem taxes on a percentage of revenue basis and per Mcfe basis for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
North Louisiana	$1,916	5.4%	$0.14	$1,627	4.7%	$0.11
East Texas	176	1.8%	0.05	277	1.7%	0.04
South Texas	775	6.7%	0.42	1,626	10.9%	0.65
Appalachia and other	177	4.0%	0.07	281	6.1%	0.09
Total	$3,044	5.0%	$0.14	$3,811	5.4%	$0.14

	Nine Months Ended September 30,
	2017			2016
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
North Louisiana	$5,174	5.2%	$0.14	$5,909	7.8%	$0.14
East Texas	801	2.2%	0.06	864	2.2%	0.05
South Texas	3,473	8.5%	0.57	5,903	13.0%	0.66
Appalachia and other	446	2.5%	0.06	632	4.1%	0.06
Total	$9,894	5.1%	$0.15	$13,308	7.5%	$0.17
Production and ad valorem taxes for the three months ended September 30, 2017 decreased by $0.8 million, or 20%, as compared with the same period in 2016. The decrease was primarily due to lower ad valorem taxes in South Texas primarily due to lower appraised values. Production and ad valorem taxes for the nine months ended September 30, 2017 decreased by $3.4 million, or 26%, as compared with the same period in 2016. The decrease was primarily due to lower ad valorem taxes in South Texas and lower production taxes primarily in North Louisiana due to a decrease in volumes and lower severance tax rates in Louisiana, which decreased from $0.158 per Mcf to $0.098 per Mcf in July 2016. In July 2017, the effective severance tax rate increased to $0.111 per Mcf. The decrease was partially offset by higher commodity prices. The higher commodity prices primarily impacted properties located in Texas because production taxes are based on a fixed percentage of gross value of production sold.

Gathering and transportation
Gathering and transportation expenses for the three months ended September 30, 2017 increased by $0.8 million, or 3%, as compared with the same period in 2016. Gathering and transportation expenses for the nine months ended September 30, 2017 increased by $3.4 million, or 4%, as compared with the same period in 2016. The increase for the nine months ended September 30, 2017 was primarily due to gathering expenses in connection with taking our gas in-kind from certain third-party operated wells in the North Louisiana region during 2016, higher variable gathering costs on volumes from wells turned-to-sales in North Louisiana during the second half of 2016 and 2017, and additional expenses incurred as a result of a shortfall under a minimum volume commitment for gathering services in the East Texas and North Louisiana regions. The increase is partially offset by lower gathering and transportation expenses in all regions due to lower production. Gathering and transportation expenses were $1.32 per Mcfe for the three months ended September 30, 2017 as compared to $1.06 per Mcfe for the same period in 2016. Gathering and transportation expenses were $1.29 per Mcfe for the nine months ended September 30, 2017 as compared to $0.99 for the same period in 2016. The increases were primarily due to lower volumes in relation to fixed costs under gathering and firm transportation contracts in the East Texas and North Louisiana regions.
Purchased natural gas expenses
Purchased natural gas expenses are purchases of natural gas from third parties plus the related costs of transportation. Purchased natural gas expenses for the three months ended September 30, 2017 decreased by $1.2 million, or 18%, as compared with the same period in 2016. The decrease was primarily due to lower volumes purchased. Purchased natural gas expenses increased by $0.9 million, or 5%, as compared with the same periods in 2016. The increase was primarily due to higher purchase prices partially offset by lower volumes purchased.
Depletion, depreciation and amortization
Depletion, depreciation and amortization for the three months ended September 30, 2017 decreased from the same period in 2016 primarily due to a decrease in depletion expense of $2.2 million, or 14%. The decrease in depletion expense was primarily due to a decrease in production. On a per Mcfe basis, the depletion rate for the three months ended September 30, 2017 was $0.61 per Mcfe, compared with $0.59 per Mcfe in the same period in 2016.
Depletion, depreciation and amortization for the nine months ended September 30, 2017 decreased from the same period in 2016 primarily due to a decrease in depletion expense of $27.0 million, or 43%. The decrease in depletion expense was primarily due to a decrease in production and the depletion rate. On a per Mcfe basis, the depletion rate for the nine months ended September 30, 2017 was $0.56 per Mcfe, compared with $0.78 per Mcfe in the same period in 2016. The decrease in the depletion rate was primarily due to an increase in our total proved reserves due to an increase in commodity prices.
Impairment of oil and natural gas properties
We did not record an impairment to our oil and natural gas properties for the three months ended September 30, 2017 and 2016, and nine months ended September 30, 2017. We recorded impairments of $160.8 million for the nine months ended September 30, 2016. The impairments for the nine months ended September 30, 2016 were primarily due to the significant decline in oil and natural gas prices. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.

General and administrative
The following table presents our general and administrative expenses for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	2016	Quarter to quarter change	2017	2016	Period to period change
General and administrative expenses:
Gross general and administrative expenses	$17,040	$14,863	$2,177	$41,826	$42,635	$(809)
Technical services and service agreement charges	(1,675)	(1,312)	(363)	(4,573)	(5,705)	1,132
Operator overhead reimbursements	(3,782)	(3,463)	(319)	(10,860)	(10,339)	(521)
Capitalized salaries	(682)	(759)	77	(2,130)	(2,523)	393
General and administrative expenses, excluding equity-based compensation	10,901	9,329	1,572	24,263	24,068	195
Gross equity-based compensation	(707)	1,642	(2,349)	(10,355)	14,990	(25,345)
Capitalized equity-based compensation	(159)	(225)	66	(852)	(432)	(420)
General and administrative expenses	$10,035	$10,746	$(711)	$13,056	$38,626	$(25,570)
General and administrative expenses for the three months ended September 30, 2017 decreased by $0.7 million, or 7%, compared with the same period in 2016. General and administrative expenses for the nine months ended September 30, 2017 decreased by $25.6 million, or 66%, compared with the same period in 2016. Significant components of the changes in general and administrative expenses were a result of:

•
decreased equity-based compensation of $2.3 million and $25.8 million for the three and nine months ended September 30, 2017, respectively. The decrease was primarily due to a significant decline in the fair value of the warrants issued to ESAS in connection with the ESAS services and investment agreement ("ESAS Warrants") that resulted in income of $1.3 million and $14.2 million for the three and nine months ended September 30, 2017, respectively, as compared to expense of $0.9 million and $11.8 million for the three and nine months ended September 30, 2016, respectively. The fair value of the ESAS Warrants is dependent on factors such as our share price, historical volatility, risk-free rate and performance relative to our peer group. The decrease in EXCO's share price contributed to a significant decrease in the fair value of the ESAS Warrants and the related equity-based compensation expense at September 30, 2017. The expense related to ESAS Warrants is re-measured and adjusted each interim reporting period; therefore, our general and administrative expenses in future periods could be volatile based on the aforementioned factors.

•
increased personnel costs of $2.0 million for the three months ended September 30, 2017, primarily due to higher bonus expense during the current period, partially offset by the reductions in our workforce. The increase in bonus expense was due to the adoption of new cash-based retention and incentive plans during the three months ended September 30, 2017. The cash-based retention and incentive plans are intended to replace grants under equity-based incentive plans. As a result, we expect cash-based personnel costs to increase and equity-based compensation to decrease in future periods. Additional information on the new cash-based retention and incentive plans is included in the Form 8-K filed with the SEC on October 10, 2017.

•
decreased consulting and contract labor costs of $0.7 million and $1.5 million for the three and nine months ended September 30, 2017, primarily related to the changes in our accrual for the annual incentive payment to ESAS that is based on EXCO’s common share price achieving certain performance hurdles as compared to a peer group.

•
increased professional and legal fees of $0.9 million and $3.1 million for the three and nine months ended September 30, 2017, respectively, primarily related to various legal and advisory fees. As discussed in "Note 1. Organization and basis of presentation" in the Notes to our Condensed Consolidated Financial Statement, we hired financial and restructuring advisors to explore strategic alternatives to strengthen our balance sheet and maximize the value of the Company. Based on the terms of certain of our debt agreements, we are required to pay costs related to legal and financial advisors of debtholders in connection with the restructuring process. Furthermore, we have agreed to pay costs related to legal and financial advisors of certain other debtholders in order to facilitate our restructuring process. As a result, we expect professional and legal fees to increase in future periods.

•
decreased various other gross general and administrative expenses of $2.4 million for the nine months ended September 30, 2017. These decreases reflect our continued efforts to reduce our general and administrative costs throughout the organization.

•	decreased technical services and service agreement recoveries of $1.1 million for the nine months ended September 30, 2017, primarily a result of reduced headcount.
Other operating items
Other operating items were a net loss of $1.7 million and a net gain of $1.1 million for the three months ended September 30, 2017 and 2016, respectively. Other operating items were net losses of $3.1 million and $23.9 million for the nine months ended September 30, 2017 and 2016, respectively. The net losses for the three and nine months ended September 30, 2017 were primarily related to the impairments of certain assets. The net loss for the nine months ended September 30, 2016 was primarily due to the settlement of the litigation with a joint venture partner.
Interest expense, net
The following table presents our interest expense, net for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	2016	Quarter to quarter change	2017	2016	Period to period change
Interest expense, net:
EXCO Resources Credit Agreement	$813	$1,585	$(772)	$3,008	$3,890	$(882)
1.5 Lien Notes	12,117	—	12,117	26,039	—	26,039
1.75 Lien Term Loans	15,447	—	15,447	23,011	—	23,011
Fairfax Term Loan	—	9,375	(9,375)	7,708	28,125	(20,417)
2018 Notes	2,540	2,571	(31)	7,616	8,076	(460)
2022 Notes	1,491	2,512	(1,021)	4,473	10,819	(6,346)
Amortization of deferred financing costs	2,140	2,184	(44)	7,864	7,052	812
Capitalized interest	(1,729)	(1,297)	(432)	(4,627)	(3,939)	(688)
Other	69	67	2	228	163	65
Total interest expense, net	$32,888	$16,997	$15,891	$75,320	$54,186	$21,134
Interest expense, net for the three and nine months ended September 30, 2017 increased $15.9 million and $21.1 million, respectively, from the same periods in 2016. The increases were primarily due to additional interest expense on the 1.5 Lien Notes and 1.75 Lien Term Loans partially as a result of higher interest rates associated with PIK Payments. This was partially offset by lower interest expense on the 2018 Notes and 2022 Notes due to lower outstanding balances as a result of note repurchases that occurred during 2016, lower average outstanding balances on the EXCO Resources Credit Agreement and the Fairfax Term Loan. The Fairfax Term Loan was terminated as a result of the Second Lien Term Loan Exchange.
As discussed in "Note 8. Debt" in the Notes to our Condensed Consolidated Financial Statements, the combined fair value of the warrants issued of $148.6 million as of March 15, 2017 and $4.5 million of cash paid to certain investors who elected to receive cash in lieu of warrants was recorded as a discount to the 1.5 Lien Notes. In addition, the combined fair value of the warrants issued of $12.6 million and $8.6 million of cash paid to the lenders who elected to receive cash in lieu of warrants was recorded as a discount to the 1.75 Lien Term Loans. As such, we expect our interest expense to continue to increase in future periods due the significant discount balances that are being amortized to interest expense over the life of the loans. In addition, any future PIK Payments on the 1.5 Lien Notes and 1.75 Lien Term Loans could increase our interest expense due to higher interest rates associated with PIK Payments.

The Exchange Term Loan, as defined in "Note 8. Debt" in the Notes to our Condensed Consolidated Financial Statements, and a portion of the 1.75 Lien Term Loans are accounted for as a troubled debt restructuring pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 470-60, Troubled Debt Restructuring by Debtors. As such, the carrying amounts of the Exchange Term Loan and a portion of the 1.75 Lien Term Loans, whether designated as interest or as principal amount, are adjusted each time we make a payment. Interest expense is recognized on this portion of the 1.75 Lien Term Loans if the fair value of the PIK Payments exceeds the interest capitalized as part of the carrying value.
Gain (loss) on derivative financial instruments - commodity derivatives
Our oil and natural gas derivative financial instruments resulted in net gains of $0.9 million and $8.2 million for the three months ended September 30, 2017 and 2016, respectively. Our oil and natural gas derivative financial instruments resulted in a net gain of $22.9 million and a net loss of $11.6 million for the nine months ended September 30, 2017 and 2016, respectively. Based on the nature of our derivative contracts, increases in the related commodity price typically result in a decrease to the value of our derivative contracts. The significant fluctuations demonstrate the high volatility in oil and natural gas prices between each of the periods. The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.
The following table presents our oil and natural gas prices, before and after the impact of the cash settlement of our commodity derivatives:

	Three Months Ended September 30,			Nine Months Ended September 30,
Average realized pricing:	2017	2016	Quarter to quarter change	2017	2016	Period to period change
Natural gas (per Mcf):
Net price, excluding derivatives	$2.39	$2.27	$0.12	$2.57	$1.77	$0.80
Cash receipts (payments) on derivatives	0.03	0.04	(0.01)	(0.09)	0.34	(0.43)
Net price, including derivatives	$2.42	$2.31	$0.11	$2.48	$2.11	$0.37
Oil (per Bbl):
Net price, excluding derivatives	$46.76	$41.47	$5.29	$47.70	$35.80	$11.90
Cash receipts (payments) on derivatives	0.30	9.65	(9.35)	0.08	9.93	(9.85)
Net price, including derivatives	$47.06	$51.12	$(4.06)	$47.78	$45.73	$2.05
Natural gas equivalent (per Mcfe):
Net price, excluding derivatives	$2.80	$2.68	$0.12	$3.03	$2.20	$0.83
Cash receipts (payments) on derivatives	0.03	0.18	(0.15)	(0.08)	0.47	(0.55)
Net price, including derivatives	$2.83	$2.86	$(0.03)	$2.95	$2.67	$0.28
Our total cash receipts for the three months ended September 30, 2017 were $0.6 million, or $0.03 per Mcfe, compared to $4.7 million, or $0.18 per Mcfe, for the three months ended September 30, 2016. Our total cash payments for the nine months ended September 30, 2017 were $5.0 million, or $0.08 per Mcfe, compared to cash receipts of $38.1 million, or $0.47 per Mcfe, for the nine months ended September 30, 2016. As noted above, the significant fluctuations between settlements on our derivative financial instruments demonstrate the volatility in commodity prices.
Gain on derivative financial instruments - common share warrants
Pursuant to FASB ASC Topic 815, Derivatives and Hedging, ("ASC 815"), we account for the warrants issued in connection with the issuance of the 1.5 Lien Notes and 1.75 Lien Term Loans as derivative instruments and carry the warrants as a non-current liability at their fair value, with the increase or decrease in fair value being recognized in earnings. These warrants are measured at fair value on a recurring basis until the date of exercise or the date of expiration. We recorded a gain on the revaluation of the warrants of $18.3 million and $146.6 million during the three and nine months ended September 30, 2017, respectively, primarily due to a decrease in EXCO's share price.

Gain (loss) on restructuring and extinguishment of debt
For the nine months ended September 30, 2017, we recorded a loss on restructuring of debt of $6.4 million related to the Second Lien Term Loan Exchange transaction costs. For the three and nine months ended September 30, 2016, we recorded a net gain on extinguishment of debt of $57.4 million and $119.4 million, respectively. The net gains for the three and nine months ended September 30, 2016 were primarily due to the repurchases of the 2018 Notes and 2022 Notes.
Equity income (loss)
Our equity income (loss) was net income of $0.4 million and a net loss of $0.8 million for the three months ended September 30, 2017 and 2016, respectively. Our equity income (loss) was net income of $1.0 million and a net loss of $8.8 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in equity earnings is due to higher earnings from our investment that serves as the operator and owns an interest in our Appalachia assets. The equity loss for the nine months ended September 30, 2016 was primarily due to a $4.9 million impairment of our midstream investment in the East Texas and North Louisiana regions that we account for under the cost method of accounting. In addition, we recorded a net loss of $2.8 million for the nine months ended September 30, 2016 from our equity method investment that owns and manages certain surface acreage in the North Louisiana region primarily due to its impairment of certain assets.
Income taxes
During the three months ended September 30, 2017 and 2016, we recognized income tax expense of $0.3 million and $1.0 million, respectively. During the nine months ended September 30, 2017 and 2016, we recognized income tax expense of $2.4 million and $1.8 million, respectively. The following table presents our income tax expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	2016	Quarter to quarter change	2017	2016	Period to period change
Income tax expense:
Current income tax benefit	$(709)	$—	$(709)	$(709)	$—	$(709)
Deferred income tax expense	1,028	1,028	—	3,083	1,775	1,308
Total income tax expense	$319	$1,028	$(709)	$2,374	$1,775	$599
Current income tax benefit during the three and nine months ended September 30, 2017 related to refundable alternative minimum tax credits. Deferred income tax expense recognized in all periods related to a deferred tax liability for tax-deductible goodwill. The deferred tax liability related to goodwill is considered to have an indefinite life based on the nature of the underlying asset and cannot be offset under GAAP with a deferred tax asset with a definite life, such as net operating loss carryforwards ("NOLs"). However, the deferred income tax expense is not expected to result in cash payments of income taxes in the foreseeable future.
Our net deferred tax assets, excluding the deferred tax liability for goodwill, have been fully reserved with valuation allowances. Our accumulated valuation allowance as of September 30, 2017 was approximately $1.3 billion and has fully offset our net deferred tax assets, excluding the deferred tax liability for goodwill. We will continue to recognize deferred tax valuation allowances until the realization of deferred benefits becomes more-likely-than-not. As a result of the Second Lien Term Loan Exchange, we had cancellation of debt income for tax purposes that reduced our NOLs by $86.6 million during the nine months ended September 30, 2017.
The effective income tax rates, excluding the impact of the valuation allowances, would have been 9.1% and 87.0% for the three and nine months ended September 30, 2017, respectively, and 38.3% and 38.1% for the three and nine months ended September 30, 2016, respectively. The effective tax rates, excluding the impact of the valuation allowance, differ from the statutory tax rates primarily due to permanent differences between the amounts recorded for financial reporting purposes and the amounts used for income tax purposes.

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

•
the outcome of our review of strategic alternatives, which may include, but not be limited to, seeking a comprehensive out-of-court restructuring or reorganization under Chapter 11 of the U.S. Bankruptcy Code;

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

•
requirements to provide certain vendors and other parties with letters of credit or cash deposits as a result of our credit quality, which reduce the amount of available borrowings under the EXCO Resources Credit Agreement;

•	additional debt restructuring activities, which may include seeking relief under the U.S. Bankruptcy Code;

•	our ability to maintain compliance with debt covenants; and

•	the potential outcome of litigation related to certain natural gas sales and firm transportation contracts.
Recent events affecting Liquidity

On March 15, 2017, we closed a series of transactions including the issuance of $300.0 million in aggregate principal amount of 1.5 Lien Notes and the exchange of $682.8 million in aggregate principal amount of the Second Lien Term Loans for 1.75 Lien Term Loans. The transaction fees paid to the lenders included a combination of cash and warrants to purchase our common shares. The terms of the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans allow for interest payments in cash, common shares or additional indebtedness, subject to certain restrictions and limitations. The proceeds from the issuance of the 1.5 Lien Notes were primarily utilized to repay outstanding indebtedness under the EXCO Resources Credit Agreement. In connection with these transactions, the EXCO Resources Credit Agreement was amended to reduce the borrowing base to $150.0 million, permit the issuance of the 1.5 Lien Notes and the exchanges of Second Lien Term Loans, and modify certain financial covenants.
On June 20, 2017, we paid interest on the 1.75 Lien Term Loans in common shares, which resulted in the issuance of 2,745,754 common shares ("PIK Shares") in lieu of an approximate $23.0 million cash interest payment under the 1.75 Lien Term Loans. On September 20, 2017, we paid $17.0 million and $26.2 million of interest on the 1.5 Lien Notes and 1.75 Lien Term Loans, respectively, through the issuance of additional 1.5 Lien Notes and 1.75 Lien Term Loans. As discussed below in the "Liquidity concerns and going concern assessment" section, we are currently restricted from paying interest in common shares and our ability to pay interest in additional indebtedness is limited.

During the third quarter of 2017, we borrowed substantially all of our remaining unused commitments under the EXCO Resources Credit Agreement, and, as of September 30, 2017, we had $126.4 million of outstanding indebtedness and $23.6 million of outstanding letters of credit under the EXCO Resources Credit Agreement. As a result, we had $105.8 million of Liquidity and no availability remaining under the EXCO Resources Credit Agreement, including letters of credit, as of September 30, 2017. The borrowing base under the EXCO Resources Credit Agreement remains subject to semi-annual review and redetermination by the lenders pursuant to the terms of the EXCO Resources Credit Agreement. The redetermination of the borrowing base scheduled for November 2017 is currently in process. The lenders party to the EXCO Resources Credit Agreement have considerable discretion in setting our borrowing base, and we are unable to predict the outcome of the redetermination.

Our Liquidity will continue to be negatively impacted by significant interest and principal payments related to our indebtedness, and gathering, transportation and certain other commercial contracts. As a result of our credit rating and financial condition, we have experienced and may continue to experience increased demands from vendors for changes to payment terms and other financial assurances, including letters of credit, all of which negatively impact our trade credit and Liquidity. In addition, our future Liquidity will be impacted from the increase in professional and legal fees resulting from our restructuring activities. We continue to evaluate additional transactions to restructure our existing indebtedness and address near-term liquidity needs, which may include in-court or out-of-court restructuring. See below for further discussion of our Liquidity and our ability to continue as a going concern.
Overview of debt, Liquidity, cash interest and maturities
The following table presents our Liquidity and outstanding principal balances of our debt as of September 30, 2017:

(in thousands)	September 30, 2017
EXCO Resources Credit Agreement	$126,401
1.5 Lien Notes	316,958
1.75 Lien Term Loans (1)	708,926
Exchange Term Loan (1)	17,246
2018 Notes	131,576
2022 Notes	70,169
Total debt (2)	$1,371,276
Net debt	$1,265,438
Borrowing base	$150,000
Unused borrowing base (3)	$—
Cash (4)	$105,838
Unused borrowing base plus cash	$105,838

(1)
Amounts presented are the outstanding principal balances and exclude $154.2 million and $6.3 million of deferred reductions to carrying value on the 1.75 Lien Term Loans and the Exchange Term Loan, respectively. See "Note 8. Debt" in the Notes to our Condensed Consolidated Financial Statements for additional information.

(2)	Excludes unamortized discounts and deferred financing costs.

(3)	Net of $23.6 million in letters of credit at September 30, 2017.

(4)	Includes restricted cash of $23.4 million at September 30, 2017.
Set forth below is a summary of our outstanding indebtedness as of September 30, 2017, related maturity dates and a summary of cash interest rates:

(in thousands)	Principal amount outstanding	Maturity date	Frequency of payment	Annual cash interest rate
EXCO Resources Credit Agreement	$126,401	July 31, 2018	Monthly	(1)
1.5 Lien Notes	316,958	March 20, 2022	Semi-annually	8.0%
1.75 Lien Term Loans	708,926	October 26, 2020	Quarterly	12.5%
Exchange Term Loan	17,246	October 26, 2020	Quarterly	12.5%
2018 Notes	131,576	September 15, 2018	Semi-annually	7.5%
2022 Notes	70,169	April 15, 2022	Semi-annually	8.5%
Total debt	$1,371,276

(1)
The interest rate grid on the revolving credit facility of the EXCO Resources Credit Agreement, as amended on September 29, 2017, ranges from LIBOR plus 250 bps to 350 bps (or ABR plus 150 bps to 250 bps), depending on the percentages of drawn balances to the borrowing base.

Credit agreements and long-term debt
As of September 30, 2017, our consolidated debt consisted of the EXCO Resources Credit Agreement, 1.5 Lien Notes, 1.75 Lien Term Loans, Exchange Term Loan, 2018 Notes and 2022 Notes. See "Note 8. Debt" in the Notes to our Condensed Consolidated Financial Statements for a more detailed description of each agreement.
As of September 30, 2017, we were in compliance with the following financial covenants (each as defined in the EXCO Resources Credit Agreement):

•
our cash (as defined in the EXCO Resources Credit Agreement) plus unused commitments under the EXCO Resources Credit Agreement of $102.9 million exceeded the required minimum of $70.0 million as of the end of a fiscal quarter ("Minimum Liquidity Test");

•
our ratio of consolidated EBITDAX to consolidated interest expense (“Interest Coverage Ratio”) of 2.2 to 1.0 exceeded the minimum of 1.75 to 1.0 for the fiscal quarter ending September 30, 2017. The Interest Coverage Ratio cannot be less than 2.0 to 1.0 for all future fiscal quarters. The consolidated EBITDAX and consolidated interest expense utilized in this ratio are based on the most recent fiscal quarter ended multiplied by 4.0 as of September 30, 2017, the most recent two fiscal quarters ended multiplied by 2.0 as of December 31, 2017, the most recent three fiscal quarters ended multiplied by 4/3 as of March 31, 2018, and the trailing twelve month period for fiscal quarters ending thereafter. The definition of consolidated interest expense includes cash interest payments that are accounted for as reductions in the carrying amount of indebtedness in accordance with FASB ASC 470-60. The consolidated interest expense utilized in the Interest Coverage Ratio is limited to payments in cash, and excludes PIK Payments on the 1.5 Lien Notes and 1.75 Lien Term Loans.

As of September 30, 2017, our ratio of aggregate revolving credit exposure to consolidated EBITDAX ("Aggregate Revolving Credit Exposure Ratio") of 1.9 to 1.0 exceeded the maximum of 1.2 to 1.0. In anticipation of the potential default, on September 29, 2017, we obtained a limited one-time waiver from the lenders under the EXCO Resources Credit agreement waiving an event of default as a result of a failure to comply with the Aggregate Revolving Credit Exposure Ratio as of September 30, 2017.
Liquidity concerns and going concern assessment
Our Liquidity is currently significantly constrained. As of September 30, 2017, our Liquidity was $105.8 million and the principal amount of outstanding indebtedness was $1.4 billion. During the nine months ended September 30, 2017, our cash flows used in investing activities exceeded our cash flows from operating activities by $86.3 million. We expect cash flows used in investing activities to continue to exceed cash flows from operating activities during the remainder of 2017 and future periods. Our Liquidity may not be sufficient to fund this cash flow deficit and conduct our business operations unless we are able to restructure our current obligations under our existing outstanding debt and address near-term liquidity needs. The significant risks to our Liquidity and ability to continue as a going concern are described below.
No further availability of credit under EXCO Resources Credit Agreement
During the third quarter of 2017, we borrowed substantially all of our remaining unused commitments under the EXCO Resources Credit Agreement, and, as of September 30, 2017, we had $126.4 million of outstanding indebtedness and $23.6 million of outstanding letters of credit under the EXCO Resources Credit Agreement as of September 30, 2017. As a result, we had no availability remaining under the EXCO Resources Credit Agreement, including letters of credit, as of September 30, 2017. The borrowing base under the EXCO Resources Credit Agreement remains subject to semi-annual review and redetermination by the lenders pursuant to the terms of the EXCO Resources Credit Agreement. The redetermination of the borrowing base scheduled for November 2017 is currently in process. The lenders party to the EXCO Resources Credit Agreement have considerable discretion in setting our borrowing base, and we are unable to predict the outcome of the redetermination.
Compliance with debt covenants
The EXCO Resources Credit Agreement requires that our Aggregate Revolving Credit Exposure Ratio cannot exceed 1.2 to 1.0 as of the end of any fiscal quarter. As of September 30, 2017, our Aggregate Revolving Credit Exposure Ratio exceeded the allowed maximum of 1.2 to 1.0. In anticipation of the potential default, on September 29, 2017, we obtained a limited one-

time waiver from the lenders under the EXCO Resources Credit Agreement waiving an event of default as a result of a failure to comply with the Aggregate Revolving Credit Exposure Ratio as of September 30, 2017. We believe it is probable that we will not be in compliance with the Aggregate Revolving Credit Exposure Ratio as of December 31, 2017.
The EXCO Resources Credit Agreement also requires that our Minimum Liquidity Test cannot be less than (i) $50.0 million as of the end of a fiscal month and (ii) $70.0 million as of the end of a fiscal quarter. It is probable that we will not be in compliance with the Minimum Liquidity Test for the twelve-month period following the date of these unaudited Condensed Consolidated Financial Statements and may not be able to comply with this covenant as early as of the end of the fourth quarter of 2017. In addition, the EXCO Resources Credit Agreement requires that our Interest Coverage Ratio exceeds a minimum of 1.75 to 1.0 for the fiscal quarter ending September 30, 2017 and 2.0 to 1.0 for fiscal quarters thereafter. The definition of consolidated interest expense utilized in the Interest Coverage Ratio excludes PIK Payments on the 1.5 Lien Notes and 1.75 Lien Term Loans. The consolidated EBITDAX and consolidated interest expense utilized in this calculation are annualized beginning with the fiscal quarter ending September 30, 2017. Therefore, we believe that our ability to make interest payments in common shares is essential to maintain compliance with the Interest Coverage Ratio and as described below, we are currently limited from making future PIK Payments in our common shares.
If we deliver to our lenders an audit report prepared by our auditors with respect to the financial statements for the fiscal year ended December 31, 2017 that includes an explanatory paragraph expressing uncertainty as to our ability to continue as a going concern, then it will be an event of default under each of the EXCO Resources Credit Agreement, 1.5 Lien Notes, and 1.75 Lien Term Loans. These defaults would also result in a default under the indenture governing our 2018 Notes and 2022 Notes. We may not be able to eliminate the substantial doubt concerning our ability to continue as a going concern or obtain waivers with respect to this obligation from our lenders. If the substantial doubt about our ability to continue as a going concern remains at the date we deliver our financial statements for the fiscal year ended December 31, 2017, we would experience an event of default under such agreements.
If we are unable to comply with any of the covenants under the EXCO Resources Credit Agreement, there will be an event of default, and our indebtedness under the EXCO Resources Credit Agreement will be accelerated and become immediately due and payable. This would result in an event of default under the indenture governing the 1.5 Lien Notes, the credit agreement governing the 1.75 Lien Term Loans and the indenture governing the 2018 Notes and 2022 Notes. If this occurs and our indebtedness is accelerated and becomes immediately due and payable, our Liquidity would not be sufficient to pay such indebtedness.
Limitations on ability to pay interest on 1.5 Lien Notes and 1.75 Lien Term Loans
The principal purpose of offering the 1.5 Lien Notes and Second Lien Term Loan Exchange was to alleviate the substantial cash interest payment burden and improve our Liquidity. Our initial expectation was to make PIK Payments in common shares on the 1.5 Lien Notes and the 1.75 Lien Term Loans throughout the remainder of 2017 and 2018. However, under our Registration Rights Agreement with the holders of the 1.5 Lien Notes and lenders of the 1.75 Lien Term Loans ("Registration Rights Agreement"), our ability to make PIK Payments in common shares is subject to a resale registration statement related to the common shares issued as PIK Payments and all of the shares underlying the warrants issued in connection with the 1.5 Lien Notes and 1.75 Lien Term Loans being declared effective by the SEC by October 11, 2017 ("Resale Registration Statement"). We did not anticipate the Resale Registration Statement would be declared effective as of October 11, 2017, and, as such, we provided a notice of a delay of effectiveness for the Resale Registration Statement to the holders of the 1.5 Lien Notes and lenders of the 1.75 Lien Term Loans, as permitted under the Registration Rights Agreement, extending the requirement for the Resale Registration Statement to be declared effective to no later than December 8, 2017. As of the date of the filing of this Quarterly Report on Form 10-Q, the Resale Registration Statement has not been declared effective and there is no assurance we will be able to satisfy this condition.
Even if the Resale Registration Statement is declared effective allowing us to make PIK Payments in common shares, the terms of the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans prohibit the issuance of common shares as PIK Payments if it would result in a beneficial owner, directly or indirectly, owning more than 50% of our outstanding common shares. Our common share price has been, and continues to be, volatile and has significantly decreased during 2017. If our common share price remains at the current levels or continues to decrease, we will have to issue a greater number of common shares to make PIK Payments on the 1.5 Lien Notes and 1.75 Lien Term Loans. This could prevent us from paying interest in common shares due to the 50% ownership limitation. In addition, we may elect not to make PIK Payments because such issuances would contribute to an ownership change under Section 382 of the Internal Revenue Code that could limit our ability to use our NOLs to reduce future taxable income. As of September 30, 2017, we had estimated NOLs of $2.4 billion.

The amount of PIK Payments made in additional 1.5 Lien Notes or 1.75 Lien Term Loans is subject to incurrence covenants within our debt agreements that limit our aggregate secured indebtedness to $1.2 billion. This amount is reduced dollar-for-dollar to the extent that we incur any additional secured indebtedness, including PIK Payments in additional indebtedness. Our ability to make future PIK Payments in additional indebtedness is limited to $6.9 million. Our next quarterly interest payment of approximately $26.9 million, based on the PIK interest rate of 15.0% on the 1.75 Lien Term Loans, is scheduled to occur on December 20, 2017, and is required to be paid in-kind pursuant to the terms of the indenture governing the 1.5 Lien Notes. Furthermore, the agreement governing the 1.75 Lien Term Loans restricts our ability to pay interest in cash, unless we have liquidity, on a pro forma basis, of at least $175.0 million.
As a result of the foregoing, unless we amend our debt agreements or obtain a waiver or other forbearance from certain lenders, we will not be able to make our next interest payment on the 1.75 Lien Term Loans on December 20, 2017. If we cannot make scheduled payments on our debt, we will be in default and holders of our outstanding notes and loans could declare all outstanding principal and interest to be due and payable, the lenders under the EXCO Resources Credit Agreement could terminate their commitments to loan money, and our secured lenders could foreclose against the assets securing their borrowings. Any event of default may cause a default or accelerate our obligations with respect to unsecured indebtedness, including our 2018 Notes and 2022 Notes, which could adversely affect our business, financial condition and results of operations.
Near-term debt maturities
The maturity date of the EXCO Resources Credit Agreement is July 31, 2018, and our 2018 Notes are due September 15, 2018. As of September 30, 2017, there was approximately $126.4 million aggregate principal amount of indebtedness outstanding, excluding letters of credit, under the EXCO Resources Credit Agreement and approximately $131.6 million aggregate principal amount of indebtedness outstanding under the 2018 Notes. There is no assurance that the maturity date of the EXCO Resources Credit Agreement will be extended or that we will be able to refinance the debt outstanding under the EXCO Resources Credit Agreement on terms that are satisfactory to us, or at all. If we repay the 2018 Notes in full in cash at maturity in September 2018, there will be an event of default under the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans, which would result in an event of default under all of our other debt agreements. In addition, the covenants in the EXCO Resources Credit Agreement limit cash paid for repurchases, exchanges, redemptions or acquisitions of the 2018 Notes and 2022 Notes to $75.0 million; provided further that we shall have, after giving pro forma effect to any such transaction, unused commitments under the EXCO Resources Credit Agreement plus unrestricted cash equal to or greater than $100.0 million. The covenants in the 1.5 Lien Notes and 1.75 Lien Term Loans limit cash paid for repurchases, exchanges, redemptions or acquisitions of the 2018 Notes and 2022 Notes not to exceed $25.0 million. However we may repurchase, exchange, redeem or acquire additional 2018 Notes and 2022 Notes for an amount not to exceed an additional $70.0 million, thereafter, provided that we have liquidity (as defined in the agreement) of at least $200.0 million. Our Liquidity is not expected to be sufficient to repay the outstanding indebtedness due in 2018.
Other factors
Our Liquidity and compliance with debt covenants may be impacted by the outcome of certain litigation. As described in "Item 3. Legal Proceedings" in our 2016 Form 10-K, we are currently in litigation with Enterprise Products Operating LLC ("Enterprise") and Acadian Gas Pipeline System ("Acadian") in which Enterprise and Acadian filed a suit claiming that we improperly terminated the sales and transportation contracts with them. If we are unable to satisfactorily resolve our litigation with Enterprise and Acadian and we are required to pay a judgment, any such payment could adversely affect our ability to pay the principal and interest on our outstanding debt. Furthermore, we expect to have a shortfall under a minimum volume commitment for gathering services in the East Texas and North Louisiana regions for the twelve-month period ending November 30, 2017. As of September 30, 2017, we accrued $19.5 million in "Revenues and royalties payable" in our Condensed Consolidated Balance Sheet related to this shortfall and the payment is due within 90 days of the end of the twelve-month period ending November 30, 2017. The payment of this shortfall is expected to have a significant impact on our Liquidity.
Management's plans
On September 7, 2017, we announced that our Board of Directors has delegated authority to the independent directors of the Audit Committee to explore strategic alternatives to strengthen our balance sheet and maximize the value of the Company, which may include, but is not limited to, seeking a comprehensive out-of-court restructuring or reorganization under Chapter 11 of the U.S. Bankruptcy Code. Our plans may include obtaining additional financing or relief from debt holders to support operations throughout the restructuring process, delevering our capital structure, and reducing the financial burden of certain gathering, transportation and other commercial contracts. At the direction of the Audit Committee, we have retained PJT Partners LP as financial advisors and Alvarez & Marsal North America, LLC as restructuring advisors. We continue to retain

Kirkland & Ellis LLP as our legal advisor to assist the Audit Committee and management team with the restructuring process. We are actively engaged in negotiations with our stakeholders to evaluate the feasibility of a consensual in-court or out-of-court restructuring.
If we are unable to restructure our current obligations under our existing outstanding debt and address near-term liquidity needs, we will be forced to seek relief under the U.S. Bankruptcy Code. This may include: (i) pursuing a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code; (ii) seeking bankruptcy court approval for the sale or sales of some, most or substantially all of our assets and a subsequent liquidation of the remaining assets in a bankruptcy case; or (iii) seeking another form of bankruptcy relief, all of which involve uncertainties, potential delays and litigation risks. In addition, our creditors may file an involuntary petition for bankruptcy against us. In any bankruptcy proceeding, holders of our common shares may receive little or no consideration.
Assessment of ability to continue as a going concern
Our ability to continue as a going concern is dependent on many factors, including, among other things, sufficient Liquidity to conduct our business operations, our ability to comply with the covenants in our existing debt agreements, our ability to cure any defaults that occur under our debt agreements or to obtain waivers with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as defaults occur or as interest and principal payments come due. These factors raise substantial doubt about our ability to continue as a going concern.
Capital expenditures
Our forecasted 2017 capital expenditures of $167.0 million are focused primarily on the exploitation and development of the Haynesville and Bossier shales in North Louisiana. The forecasted 2017 capital expenditures represent an increase from our capital budget primarily due to the acquisition of additional interests in wells included in the development program. We plan to spend approximately $119.0 million to drill 36 gross (20.4 net) operated wells and complete 14 gross (10.1 net) operated wells during 2017. The operated wells included as part of our 2017 plans feature a modified well design that builds on the success of the results from our development program in the North Louisiana and East Texas regions, including the use of more proppant and extended laterals. The completion methods include extended laterals up to 10,000 feet and an average of 3,500 lbs of proppant per lateral foot. We continue to focus on operational initiatives to enhance our well designs, optimize our base production and maximize recoveries from our properties. In addition, our capital budget includes approximately $30.0 million of drilling and completion activities operated by others for wells in the Haynesville and Bossier shales in North Louisiana and East Texas. Furthermore, we continue to evaluate and pursue accretive leasing and acquisition opportunities to increase our drilling inventory.
For the nine months ended September 30, 2017, our capital expenditures totaled $107.3 million, of which $91.1 million was primarily related to the development of the Haynesville shale and the appraisal of the Bossier shale in North Louisiana. Our development program during the nine months ended September 30, 2017 included drilling 26 gross (16.1 net) wells and turning-to-sales 4 gross (3.5 net) wells.
The following table presents our capital expenditures for the nine months ended September 30, 2017 and our forecasted capital expenditures for the remainder of 2017:

	Nine Months Ended	October - December Forecast	Full Year Forecast
(in thousands)	September 30, 2017	2017	2017
Capital expenditures:
Development capital expenditures	$91,133	$57,867	$149,000
Other (1)	16,176	1,824	18,000
Total	$107,309	$59,691	$167,000

(1) Other capital expenditures are comprised primarily of capitalized corporate costs, field operations and land costs.

Historical sources and uses of funds
Net increases (decreases) in cash are summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net cash provided by (used in) operating activities	$51,107	$(3,740)
Net cash used in investing activities	(137,376)	(56,150)
Net cash provided by financing activities	159,660	51,177
Net increase (decrease) in cash	$73,391	$(8,713)
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

For the nine months ended September 30, 2017, our net cash provided by operating activities was $51.1 million as compared to net cash used in operating activities of $3.7 million for the nine months ended September 30, 2016. The increase was primarily due to higher oil and natural gas prices, lower cash interest payments and more favorable working capital conversions, partially offset by lower production and lower cash receipts on derivative contracts.
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
For the nine months ended September 30, 2017, our net cash used in investing activities was $137.4 million that primarily consisted of drilling and completion activities and oil and natural gas property acquisitions in the North Louisiana region. For the nine months ended September 30, 2016, our net cash used in investing activities was $56.2 million primarily due to our completion activities in the East Texas region and drilling activities in the North Louisiana region. This was partially offset by $11.2 million of proceeds received from a sale of certain non-core undeveloped acreage in South Texas and our interests in four producing wells.
Financing activities
For the nine months ended September 30, 2017, our net cash provided by financing activities was $159.7 million. We received $295.5 million of net proceeds from the 1.5 Lien Notes, which we used to repay borrowings under the EXCO Resources Credit Agreement. We subsequently had net borrowings of $126.4 million under the EXCO Resources Credit Agreement, which exhausted our remaining unused commitments under the EXCO Resources Credit Agreement. In addition, we used cash to pay $22.1 million of costs primarily related to debt restructuring activities during the first quarter of 2017, and we made payments of $11.6 million on the Exchange Term Loan, which reduced its carrying value.
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
Our commodity derivatives are comprised of oil and natural gas swap and collar contracts. As of September 30, 2017, we had commodity derivative financial instruments in place for the volumes and prices shown below:

	NYMEX gas volume - Bbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Mbbl	Weighted average contract price per Bbl
Swaps:
Remainder of 2017	9,200	$3.05	46	$50.00
2018	3,650	3.15	—	—
Collars:
Remainder of 2017	2,760		—
Sold call		3.28		—
Purchased put		2.87		—
We had derivative financial instruments that covered approximately 56% and 59% of production volumes during the three and nine months ended September 30, 2017, respectively.

See further details on our derivative financial instruments in "Note 7. Derivative financial instruments" and "Note 9. Fair value measurements" in the Notes to our Condensed Consolidated Financial Statements.
Off-balance sheet arrangements
As of September 30, 2017, we had no arrangements or any guarantees of off-balance sheet debt to third parties.
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
Commodity price risk

Our objective in entering into commodity derivative financial instruments is to manage our exposure to commodity price fluctuations, protect our returns on investments, and achieve a more predictable cash flow in connection with our financing activities and borrowings related to these activities. These transactions limit exposure to declines in prices, but also limit the benefits we would realize if oil and natural gas prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of our commodity derivative financial instrument management activities consists of non-cash income or expense due to changes in the fair value of our commodity derivative financial instrument contracts. Cash losses or gains only arise from payments made or received on monthly settlements of contracts or if we terminate a contract prior to its expiration. Our credit rating and financial condition restrict our ability to enter into certain types of commodity derivative financial instruments and limit the maturity of the contracts with counterparties.
Our most significant market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas as well as local and regional differentials. Pricing for oil and natural gas production is volatile.
Our use of commodity derivative financial instruments could have the effect of reducing our revenues and the value of our securities. For the nine months ended September 30, 2017, a $1.00 increase in the average commodity price per Mcfe would have resulted in an increase in cash settlement payments (or a decrease in settlements received) of approximately $29.9 million for our oil and natural gas swap contracts. The ultimate settlement amount of our outstanding commodity derivative financial instrument contracts is dependent on future commodity prices. We may incur significant unrealized losses in the future from our use of commodity derivative financial instruments to the extent market prices increase and our commodity derivatives contracts remain in place. Our exposure to commodity price fluctuations will increase in 2018 due to lower oil and natural gas volumes covered by derivative contracts compared to historical levels.
Interest rate risk

Our exposure to interest rate changes related primarily to borrowings under the EXCO Resources Credit Agreement. Interest is payable on borrowings under the EXCO Resources Credit Agreement based on a floating rate as more fully described in "Note 8. Debt" in the Notes to our Condensed Consolidated Financial Statements. At September 30, 2017, we had $126.4 million in borrowings outstanding under the EXCO Resources Credit Agreement. The interest we pay on these borrowings is set periodically based upon market rates.
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
Equity price risk

Our exposure to changes in our common share price primarily relate to the 2017 Warrants. We account for the 2017 Warrants as derivative instruments and record the warrants as a non-current liability at fair value, with the increase or decrease in fair value being recognized in earnings. The 2017 Warrants will be measured at fair value on a recurring basis until the underlying common share warrants are exercised or the date of expiration. The 2017 Warrants had a fair value of $14.6 million on September 30, 2017. As of September 30, 2017, a 10% increase in the price of our common shares would have increased the fair value of the liability related to the 2017 Warrants by approximately $1.9 million.

Item 4.     Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Exchange Act, EXCO's management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that EXCO's disclosure controls and procedures were effective as of September 30, 2017 to ensure that information that is required to be disclosed by EXCO in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to EXCO's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in EXCO's internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, EXCO's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are periodically a party to various litigation matters. As described in "Item 3. Legal Proceedings" in our 2016 Form 10-K, we are currently in litigation with Enterprise and Acadian in which Enterprise and Acadian filed a suit claiming that we improperly terminated the sales and transportation contracts. We have filed a summary judgment motion, which is pending before the court. If we prevail on the summary judgment motion it could be case dispositive. This case is currently set for trial on February 5, 2018.

On June 6, 2017, we filed a petition, application for temporary restraining order and temporary injunction against Chesapeake Energy Marketing, LLC ("CEML") in Dallas County, Texas, Cause No.DC-17-06672, in the 14th District Court of Dallas County, Texas, for allegedly terminating a long-term sales contract with an expiration of June 30, 2032, between Chesapeake and Raider. We are asserting breach of contract, tortious interference with existing contract, tortious interference with prospective business relations, and declaratory relief that the contract is still in full force and effect. On June 7, 2017, Chesapeake filed to remove the lawsuit to the United States District Court Northern District of Texas. We subsequently joined Chesapeake Energy Corporation ("CEC"). CEC has filed a motion to dismiss for lack of personal jurisdiction, and the motion remains pending. See further discussion in "Note 3. Acquisitions, divestitures and other significant events" in the Notes to our Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors
Set forth below are certain material changes to the Risk Factors disclosed in our 2016 Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 8, 2017:

We have engaged financial and legal advisors to assist us in evaluating potential strategic alternatives related to our capital structure. If we are unable to restructure our debt in private transactions, we may be forced to seek protection from our creditors under the United States Bankruptcy Code, or an involuntary petition for bankruptcy may be filed against us.
We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness. If we fail to consummate a comprehensive out-of-court restructuring, we may be forced to seek protection from creditors under the U.S. Bankruptcy Code or an involuntary petition for bankruptcy may be filed against us.

We have no borrowing capacity under the EXCO Resources Credit Agreement. Unless we are able to successfully restructure our existing indebtedness, obtain waivers or forbearance from our existing lenders or otherwise raise significant capital, it is unlikely that we will be able to meet our obligations as they become due, and we may not be able to continue as a going concern.
Our primary sources of capital resources and Liquidity have historically consisted of internally generated cash flows from operations, borrowing capacity under the EXCO Resources Credit Agreement, dispositions of non-strategic assets, joint ventures and capital markets when conditions are favorable. We currently have limited access to additional capital. During the third quarter of 2017, we borrowed substantially all of our remaining unused commitments and had $126.4 million of outstanding indebtedness and $23.6 million of outstanding letters of credit under the EXCO Resources Credit Agreement as of September 30, 2017. As a result, we had no availability remaining under the EXCO Resources Credit Agreement, including letters of credit, as of September 30, 2017.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Unless we are able to successfully restructure our existing indebtedness, obtain waivers or forbearance from our existing lenders or otherwise raise significant additional capital, it is unlikely that we will be able to meet our obligations as they become due, and we may not be able to continue as a going concern. We can provide no assurance that we will be successful in our efforts to restructure our existing indebtedness, obtain further waivers or forbearance from our existing lenders or otherwise raise significant additional capital.

A default under the EXCO Resources Credit Agreement, including for failing to comply with our financial covenants, would result in an acceleration or repayment of all of our outstanding obligations under the EXCO Resources Credit Agreement, the 1.5 Lien Notes, the 1.75 Lien Term Loans, the 2018 Notes and the 2022 Notes.
The EXCO Resources Credit Agreement includes covenants that (i) require our Minimum Liquidity Test to be greater than (a) $50.0 million as of the end of a fiscal month and (b) $70.0 million as of the end of a fiscal quarter and (ii) as of the end of a fiscal quarter, our Aggregate Revolving Credit Exposure Ratio for the four preceding consecutive fiscal quarters to be less than 1.2 to 1.0 as of the last day of such fiscal quarter.
As a result of the borrowings under the EXCO Resources Credit Agreement during the third quarter of 2017, we did not believe we would be compliant with the Aggregate Revolving Credit Exposure Ratio as of the fiscal quarter ended September 30, 2017 and therefore entered into the Limited Waiver and Eighth Amendment to the EXCO Resources Credit Agreement, pursuant to which the lenders agreed to waive a potential event of default for our potential failure to comply with the Aggregate Revolving Credit Exposure Ratio as of September 30, 2017. However, no assurance can be given that in the future we will be able to obtain additional waivers for potential failures to comply with covenants under the EXCO Resources Credit Agreement.
A breach of the Minimum Liquidity Test, Aggregate Revolving Credit Exposure Ratio, or other covenants under the EXCO Resources Credit Agreement, if not waived or cured, would result in an event of default under the EXCO Resources Credit Agreement. If an event of default occurs under the EXCO Resources Credit Agreement, the lenders could accelerate the loans outstanding under the EXCO Resources Credit Agreement. In addition, an event of default under the EXCO Resources Credit Agreement would constitute an event of default under our other debt agreements, including the agreements governing the 1.5 Lien Notes, the 1.75 Lien Term Loans, the 2018 Notes and the 2022 Notes, and would allow the lenders under such debt agreements to accelerate the outstanding amount of such debt. If any of our debt under the EXCO Resources Credit Agreement, the 1.5 Lien Notes, the 1.75 Lien Term Loans, the 2018 Notes and the 2022 Notes is accelerated, we would not have sufficient Liquidity to repay such indebtedness and would be forced to seek protection under the United States Bankruptcy Code.

Unless we are able to amend our debt agreements, we will not be able to make our next interest payment on the 1.75 Lien Term Loans on December 20, 2017.
Our next quarterly interest payment of approximately $26.9 million (based on the PIK Payment interest rate of 15.0%) for our 1.75 Lien Term Loans is due December 20, 2017, and is required to be paid in-kind pursuant to the terms of the indenture governing the 1.5 Lien Notes. Our ability to make PIK Payments in common shares is subject to a Resale Registration Statement being declared effective by the SEC. As of the date of the filing of this Quarterly Report on Form 10-Q, the Resale Registration Statement has not been declared effective and there is no assurance we will be able to satisfy this condition.

The amount of PIK Payments made in additional 1.5 Lien Notes or 1.75 Lien Term Loans is subject to incurrence covenants within our debt agreements that limit our aggregate secured indebtedness to $1.2 billion. This amount is reduced dollar-for-dollar to the extent that we incur any additional secured indebtedness, including PIK Payments in additional indebtedness. Our ability to make future PIK Payments in additional indebtedness is limited to $6.9 million. Furthermore, the agreement governing the 1.75 Lien Term Loans restricts our ability to pay interest in cash, unless we have liquidity, on a pro forma basis, of at least $175.0 million.
As a result of the foregoing, unless we amend our debt agreements or obtain a waiver or other forbearance from certain lenders, we will not be able to make our next interest payment on the 1.75 Lien Term Loans on December 20, 2017. If we cannot make scheduled payments on our debt, we will be in default and holders of our outstanding notes and loans could declare all outstanding principal and interest to be due and payable, the lenders under the EXCO Resources Credit Agreement could terminate their commitments to loan money, and our secured lenders could foreclose against the assets securing their borrowings. Any event of default may cause a default or accelerate our obligations with respect to unsecured indebtedness, including our 2018 Notes and 2022 Notes, which could adversely affect our business, financial condition and results of operations.

We may fail to comply with the standards for the continued listing of our common stock on the NYSE. If we fail to comply with these continued listing standards our common shares may be delisted from the NYSE, which could result in reductions to the price of our common stock and would make it more difficult to trade our common stock.
The continued listing of our common shares on the NYSE is subject to our compliance with a number of standards. On August 10, 2017, the Company was notified by the NYSE that it was not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE’s Listed Company Manual because the Company’s average global market capitalization fell below $50 million over a trailing consecutive 30 trading-day period while its shareholders’ equity was less than $50 million.
On September 22, 2017 we submitted a business plan to the NYSE setting forth how we intend to regain compliance with the NYSE's market capitalization listing standard, and, on November 2, 2017, the NYSE accepted our business plan. If we fail to comply, or regain compliance with, the continued listing standards of the NYSE by February 10, 2019, it will result in a delisting of our common shares from the NYSE. In addition, if our market capitalization falls below $15 million for a 30 trading-day period or our share price falls to an abnormally low level, the NYSE may immediately suspend trading and commence delisting of our common shares.
There can be no assurance that we will continue to meet the continued listing standards of the NYSE. The delisting of our common shares from the NYSE could result in further reductions in our share price, would substantially limit the liquidity of our common shares, and would materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions. Delisting from the NYSE could also have other negative results, including the potential loss of confidence by institutional investors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the quarter ended September 30, 2017 that were not previously reported on a Current Report on Form 8-K.

Issuer repurchases of common shares
The following table details our repurchase of common shares for the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1, 2017 - July 31, 2017	—	$—	—	$192.5
August 1, 2017 - August 31, 2017	—	—	—	192.5
September 1, 2017 - September 30, 2017	—	—	—	192.5
Total	—	$—	—

(1)	On July 19, 2010, we announced a $200.0 million share repurchase program.

Item 6.	Exhibits

Exhibit
Number	Description of Exhibits

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

2.4#	Agreement to Terminate Purchase and Sale Agreement, dated as of August 14, 2017, by and between EXCO Operating Company, LP, EXCO Land Company, LLC and VOG Palo Verde LP, filed herewith.

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

10.20	Form of Restricted Stock Award Agreement, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013 filed on August 7, 2013 and incorporated by reference herein.*

10.21	EXCO Resources, Inc. 2017-2018 Key Employee Incentive Plan, filed herewith.*

10.22	Form of Retention Bonus Agreement for Key Employees, filed herewith.*

10.23	Form of Incentive Payment Agreement, filed herewith.*

10.24
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

10.29
Amendment to Joint Development Agreement, dated October 14, 2014, by and among EXCO Production Company (PA), LLC, EXCO Production Company (WV), LLC, BG Production Company, (PA), LLC, BG Production Company, (WV), LLC and EXCO Resources (PA), LLC, filed as an Exhibit to EXCO's Annual Report on Form 10-K for 2014 filed on February 25, 2015 and incorporated by reference herein.

10.30
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

10.32
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

10.34
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

10.40
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

10.41
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

10.42
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

10.43
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

10.44
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

10.45
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

10.47
Eighth Amendment to Amended and Restated Credit Agreement, dated as of September 29, 2017, by and among EXCO Resources, Inc., certain of its subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated as of September 29, 2017 and filed on October 5, 2017 and incorporated by reference herein.

10.48
Limited Consent, dated as of September 1, 2016, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2016 filed on November 2, 2016 and incorporated by reference herein.

10.49
Limited Consent, dated as of December 30, 2016, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO's Current Report on Form 8- K, dated as of December 30, 2016 and filed on January 6, 2017 and incorporated by reference herein.

10.50
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

10.52
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

10.53
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

10.54
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

10.55
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

10.56
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

10.57
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

10.58
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

10.59	Form of Senior Note Purchase Agreement, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated as of October 19, 2015 and filed on October 22, 2015 and incorporated by reference herein.

10.60
Form of Follow-on Senior Note Purchase Agreement, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated as of October 30, 2015 and filed on November 2, 2015 and incorporated by reference herein.

10.61
1.5 Lien Note Purchase Agreement, dated as of March 15, 2017, by and among EXCO Resources, Inc., certain of its subsidiaries, and the purchaser signatories thereto, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

10.62
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

10.64
Form of Director Indemnification Agreement, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 10, 2010 and filed on November 12, 2010 and incorporated by reference herein.

10.65
MVC Letter Agreement, dated November 15, 2013, among BG US Production Company, LLC, BG US Gathering Company, LLC, EXCO Operating Company, LP, Azure Midstream Energy LLC (formerly known as TGGT Holdings, LLC) and TGG Pipeline, Ltd, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 15, 2013 and filed on November 21, 2013 and incorporated by reference herein.

10.66
EXCO Resources, Inc. 2015 Management Incentive Plan, dated March 4, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 4, 2015 and filed on March 10, 2015 and incorporated by reference herein.*

10.67
EXCO Resources, Inc. 2016 Management Incentive Plan, dated April 20, 2016, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 20, 2016 and filed on April 26, 2016 and incorporated by reference herein.*

10.68
EXCO Resources, Inc. 2017 Management Incentive Plan, dated April 3, 2017, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 3, 2017 and filed on April 7, 2017 and incorporated by reference herein.*

10.69
Retention Agreement, dated May 14, 2015, by and between Harold H. Jameson and EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 14, 2015 and filed on May 20, 2015 and incorporated by reference herein.*

10.70
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

10.72
Acknowledgment of Amendment to Services and Investment Agreement, dated as of May 26, 2015, by and between EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 26, 2015 and filed on June 1, 2015 and incorporated by reference herein.

10.73
Amendment No. 2 to Services and Investment Agreement, dated as of September 8, 2015, by and between EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated September 8, 2015 and filed on September 9, 2015 and incorporated by reference herein.

10.74
Nomination Letter Agreement, dated as of September 8, 2015, by and between EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated September 8, 2015 and filed on September 9, 2015 and incorporated by reference herein.

10.75	Form of Backstop Commitment Fee Election Letter, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer of EXCO Resources, Inc., filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	These exhibits are management contracts.

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

EXCO RESOURCES, INC.
(Registrant)

Date:	November 7, 2017	/s/ Harold L. Hickey
Harold L. Hickey
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Tyler S. Farquharson
Tyler S. Farquharson
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Brian N. Gaebe
Brian N. Gaebe
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)