Form 10-K
period 2017-12-31
EXCO RESOURCES INC
filed 2018-03-15
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
OR

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________TO __________
Commission file number: 001-32743
EXCO RESOURCES, INC.
(Exact name of Registrant as specified in its charter)

Texas (State of incorporation)	74-1492779 (I.R.S. Employer Identification No.)

12377 Merit Drive, Suite 1700, Dallas, Texas (Address of principal executive offices)	75251 (Zip Code)
Registrant’s telephone number, including area code: (214) 368-2084
Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act: Common Shares, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 8, 2018, the registrant had 21,630,464 outstanding common shares, par value $0.001 per share, which is its only class of common shares. As of the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares held by non-affiliates was approximately $29,307,000.
______________________________

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file an amendment on Form 10-K/A not later than 120 days after the close of the fiscal year ended December 31, 2017. Portions of such amendment will be incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

EXCO RESOURCES, INC.

EXCO RESOURCES, INC.
PART I

Item 1.    Business

General

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “EXCO,” “EXCO Resources,” “Company,” “we,” “our,” and “us” are to EXCO Resources, Inc. and its consolidated subsidiaries.

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

Bankruptcy proceedings under Chapter 11

On January 15, 2018, the Company and certain of its subsidiaries, including EXCO Services, Inc., EXCO Partners GP, LLC, EXCO GP Partners OLP, LP, EXCO Partners OLP GP, LLC, EXCO Operating Company, LP, EXCO Midcontinent MLP, LLC, EXCO Holding (PA), Inc., EXCO Production Company (PA), LLC, EXCO Resources (XA), LLC, EXCO Production Company (WV), LLC, EXCO Land Company, LLC, EXCO Holding MLP, Inc., Raider Marketing, LP, Raider Marketing GP, LLC (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (“Court”). The Chapter 11 cases are being jointly administered under the caption In Re EXCO Resources, Inc., Case No. 18-30155 (MI) ("Chapter 11 Cases"). The Court granted all of the first day motions filed by the Debtors that were designed primarily to minimize the impact of the Chapter 11 proceedings on our operations, customers and employees. We will continue to operate our businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. We expect to continue our operations without interruption during the pendency of the Chapter 11 proceedings.

For the duration of the Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to risks and uncertainties associated with Chapter 11 proceedings described in "Item 1A. Risk Factors”. As a result of these risks and uncertainties, our assets, liabilities, shareholders' equity, officers and/or directors could be significantly different following the conclusion of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in this annual report may not accurately reflect our operations, properties and capital plans following the Chapter 11 Cases. See further discussion of the Chapter 11 Cases in "Note 17. Subsequent events" in the Notes to our Consolidated Financial Statements.

Our business strategy

Our primary strategy focuses on the exploitation and development of our shale resource plays and the pursuit of leasing and acquisition opportunities. Our liquidity and ability to maintain compliance with debt covenants have been negatively impacted by the prolonged depressed oil and natural gas price environment, levels of indebtedness, and gathering, transportation and certain other commercial contracts. We define liquidity as cash and restricted cash plus the unused borrowing base under certain revolving credit agreements ("Liquidity").

During 2017, we focused on restructuring our balance sheet to improve our Liquidity and financial condition. On March 15, 2017, we closed a series of transactions including the issuance of $300.0 million in aggregate principal amount of senior secured 1.5 lien notes due March 20, 2022 ("1.5 Lien Notes"), the exchange of $682.8 million in aggregate principal amount of our senior secured second lien term loans due October 26, 2020 ("Second Lien Term Loans") for a like amount of senior secured 1.75 lien term loans due October 26, 2020 ("1.75 Lien Term Loans," and such exchange, the "Second Lien Term Loan Exchange") and the issuance of warrants to purchase our common shares. The terms of the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans allow for interest payments in cash, common shares or, in certain circumstances, additional indebtedness (such interest payments in common shares or additional indebtedness, "PIK Payments"), subject to certain restrictions and limitations. Concurrently with the issuance of the 1.5 Lien Notes and as a condition precedent thereto, on March 15, 2017, we amended our credit agreement ("EXCO Resources Credit Agreement") to, among other things, permit the issuance of the 1.5 Lien Notes and the exchanges of Second Lien Term Loans, reduce the borrowing base thereunder to $150.0 million and modify certain financial covenants. See further discussion of these transactions as part of "Note 5. Debt" in the Notes to our Consolidated Financial Statements. The principal purpose of issuing the 1.5 Lien Notes and the Second Lien Term Loan Exchange was to alleviate our substantial cash interest payment burden and improve our Liquidity. Our initial expectation was to make PIK Payments in common shares on the 1.5 Lien Notes and the 1.75 Lien Term Loans throughout the remainder of 2017 and 2018. On June 20, 2017, we paid interest on the 1.75 Lien Term Loans in common shares, which resulted in the issuance of 2,745,754 common shares ("PIK Shares"). On September 20, 2017, we paid $17.0 million and $26.2 million of interest on the 1.5 Lien Notes and 1.75 Lien Term Loans, respectively, through the issuance of additional 1.5 Lien Notes and 1.75 Lien Term Loans. However, certain limitations and restrictions within our debt agreements prevented us from making PIK Payments in subsequent periods.

In order to improve our Liquidity, we entered into a purchase and sale agreement on April 7, 2017 to divest our oil and natural gas properties and surface acreage in South Texas for a total purchase price of $300.0 million, subject to customary closing conditions and adjustments. However, we were not able to meet the closing conditions due to the alleged termination of a long-term natural gas sales contract that was required to be in full force and effect as of the closing date. As a result, the purchase and sale agreement was terminated as of August 15, 2017. We are currently in litigation with the party to the natural gas sales contract as a result of their alleged termination of the contract. See further discussion of this transaction as part of "Note 3. Acquisitions, divestitures and other significant events" in the Notes to our Consolidated Financial Statements.

On September 7, 2017, we announced that our Board of Directors delegated authority to the Audit Committee of the Board of Directors ("Audit Committee") to explore strategic alternatives to strengthen our balance sheet and maximize the value of the Company, which included, but was not limited to, seeking a comprehensive out-of-court restructuring or reorganization under Chapter 11 of the Bankruptcy Code. At the direction of the Audit Committee, we retained PJT Partners LP as financial advisors and Alvarez & Marsal North America, LLC as restructuring advisors, and continued to engage Kirkland & Ellis LLP as legal advisors to assist the Company with the restructuring process. We initiated discussions with our stakeholders to evaluate the feasibility of a consensual in-court or out-of-court restructuring.

Due to liquidity constraints and limitations and restrictions on our ability to pay interest in cash, commons shares or additional indebtedness, we did not make our interest payment on the 1.75 Lien Term Loans that was due on December 20, 2017 or the interest payment on the Second Lien Term Loans that was due on December 26, 2017. In anticipation of certain events of default related to compliance with financial covenants and the failure to pay interest on certain debt instruments, we entered into agreements with certain holders of the EXCO Resources Credit Agreement, 1.5 Lien Notes, and 1.75 Lien Term Loans to forbear from exercising their rights and remedies as a result of an event of default under the debt instruments until January 15, 2018.

Despite our significant efforts to improve our financial condition, we continued to face increasing liquidity concerns. As of December 31, 2017, our Liquidity was $55.5 million. On January 15, 2018, the Company and the Filing Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. We were not able to reach an agreement with our creditors for a plan of reorganization prior to commencement of the Chapter 11 Cases. Therefore, the outcome of the Chapter 11 process is subject to a high degree of uncertainty and is dependent upon factors outside of our control, including actions of the Court and our creditors.

On January 22, 2018, we closed a Debtor-in-Possession Credit Agreement (“DIP Credit Agreement”) with lenders including affiliates of Fairfax Financial Holdings Limited ("Fairfax"), Bluescape Resources Company LLC ("Bluescape") and JPMorgan Chase Bank, N.A. (collectively the "DIP Lenders"). The DIP Credit Agreement includes a senior secured debtor-in-possession revolving credit facility in an aggregate principal amount of $125.0 million (“Revolver A Facility”) and a senior secured debtor-in-possession revolving credit facility in an aggregate principal amount of $125.0 million (“Revolver B Facility”, and together with the Revolver A Facility, the “DIP Facilities”). The proceeds from the DIP Facilities were used to refinance all obligations outstanding under the EXCO Resources Credit Agreement and will provide additional liquidity to fund our operations during the Chapter 11 process. See further discussion of the DIP Credit Agreement in "Note 17. Subsequent events" in the Notes to our Consolidated Financial Statements.

We continue to engage in discussions with our creditors regarding the terms of a financial restructuring plan. In conjunction with this process, we will explore potential strategic alternatives to maximize value for the benefit of our stakeholders, which may include a sale of certain or substantially all of our assets under Section 363 of the Bankruptcy Code, a plan of reorganization to equitize certain indebtedness as an alternative to the sale process, or a combination thereof.

Our strengths

High quality asset base in attractive regions

Our core areas have an extensive inventory of drilling opportunities that provide the option to allocate capital to enhance our returns in various commodity price environments. In addition, a significant portion of our acreage is held-by-production, which allows for the development of these properties within an optimum time frame. We hold significant acreage positions in three prominent oil and natural gas regions in the United States:

•	East Texas and North Louisiana - we currently hold approximately 84,900 net acres in the Haynesville and Bossier shales;

•	South Texas - we currently hold approximately 49,700 net acres in the Eagle Ford shale; and

•
Appalachia - we held approximately 125,600 net acres prospective for the Marcellus shale and approximately 40,000 net acres prospective for the Utica shale predominantly located in the dry gas window as of December 31, 2017. On February 27, 2018, we closed a settlement agreement with a wholly owned subsidiary of Royal Dutch Shell, plc, ("Shell") to resolve arbitration regarding our right to participate in an area of mutual interest in the Appalachia region ("Appalachia JV Settlement"). The settlement approximately doubled our interests in the aforementioned acreage in the Appalachia region. See further discussion of this settlement as part of "Note 17. Subsequent events" in the Notes to our Consolidated Financial Statements.

Our properties are generally characterized by:

•	multi-year inventory of development drilling and exploitation projects;

•	high drilling success rates;

•	significant unproved reserves and resources; and

•	long reserve lives.

We have extensive amounts of technical and operational expertise within the Haynesville and Bossier shales. We have accumulated significant amounts of contiguous acreage and are one of the largest operators within this region. Our economies of scale and operational expertise have allowed us to efficiently develop our assets and minimize our costs through greater utilization of multi-well pads and existing infrastructure and facilities. We are dedicated to the continuous improvement and innovation of well designs in order to maximize our return on capital. In recent years, we have achieved improvements in well performance through the use of extended laterals, increased use of proppant and other changes to our completion design.

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

Operational control

We operate a significant portion of our properties, which allows us to manage our operating costs and better control capital expenditures as well as the timing of development and exploitation activities. Therefore, we are able to allocate our capital to the most attractive projects based on commodity prices, rates of return and industry trends. As of December 31, 2017, we operated 869 of our 1,181 gross wells, or wells representing approximately 91% of our Proved Developed Reserves.

Skilled technical personnel and experienced team

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

Development plans for 2018

Our plans for 2018 include a limited development program focused on the Haynesville shale in North Louisiana and the Eagle Ford shale in South Texas. The development of the Haynesville shale includes limited drilling and the completion of certain wells drilled in the prior year. Our development program for the Eagle Ford shale includes the drilling and completion of certain wells that will preserve the value of certain acreage with leasehold obligations. Our development plans also include limited capital allocated to participate in the development of non-operated wells, maintenance capital and leasehold costs. The capital expenditures associated with the development plans are highly concentrated in the first half of 2018.

Summary of geographic areas of operations

The following tables set forth summary operating information attributable to our principal geographic areas of operation as of December 31, 2017:

Areas	Total Proved Reserves (Bcfe) (1)	PV-10 (in millions) (1) (2)	Average daily net production (Mmcfe/d) (3)
North Louisiana	318.3	$226.8	175
East Texas	68.1	65.8	36
South Texas	66.3	132.5	18
Appalachia and other	114.2	57.7	26
Total	566.9	$482.7	255

Areas	Total gross acreage	Total net acreage
North Louisiana	102,300	56,000
East Texas	111,600	42,100
South Texas	103,000	49,700
Appalachia and other	398,300	180,700
Total	715,200	328,500

(1)	The total Proved Reserves and PV-10 as of December 31, 2017 were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC").

(2)
The PV-10 data used in this table was based on reference prices using the simple average of the spot prices for the trailing 12 month period using the first day of each month beginning on January 1, 2017 and ending on December 1, 2017, of $2.98 per Mmbtu for natural gas and $51.34 per Bbl for oil, in each case adjusted for geographical and historical differentials. Market prices for oil and natural gas are volatile (see “Item 1A. Risk Factors - Risks Relating to Our Business”). We believe that PV-10, while not a financial measure in accordance with generally accepted accounting principles in the United States ("GAAP"), is an important financial measure used by investors and independent oil and natural gas producers for evaluating the relative significance of oil and natural gas properties and acquisitions due to tax characteristics which can differ significantly among comparable companies. The total Standardized Measure, a measure recognized under GAAP, as of December 31, 2017 was $482.7 million. The Standardized Measure represents the PV-10 after giving effect to income taxes and is calculated in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 932, Extractive Activities, Oil and Gas ("ASC 932"). Our tax basis in the associated properties exceeded the pre-tax cash inflows and, as a result, there is no difference in Standardized Measure and PV-10 for all years presented. The amount of estimated future plugging and abandonment costs, the PV-10 of these costs and the Standardized Measure were determined by us. We do not designate our derivative financial instruments as hedges and accordingly, do not include the impact of derivative financial instruments when computing the Standardized Measure.

(3)	The average daily net production rate was calculated based on the average daily rate during the final month of the year ended December 31, 2017.

Our development and exploitation project areas

Appalachia
Marcellus/Utica Shale
East Texas - North Louisiana
Haynesville/Bossier Shale
South Texas
Eagle Ford Shale

East Texas and North Louisiana

Our operations in East Texas and North Louisiana are focused on the Haynesville and Bossier shales, which are primarily located in Shelby, Harrison, Panola, San Augustine and Nacogdoches Counties in Texas and DeSoto and Caddo Parishes in Louisiana. Our acreage in this region is predominantly held-by-production. The Haynesville shale is located at depths of 12,000 to 14,500 feet and is being developed with horizontal wells that typically have 4,500 to 10,000 foot laterals. The lateral lengths of future wells to be drilled in this region are dependent on factors including our acreage position and nearby existing wells. The Bossier shale lies just above certain portions of the Haynesville shale and also contains rich deposits of natural gas. The geographic position of our properties in the Haynesville and Bossier shales provides us access to nearby markets with favorable natural gas price indices compared to the rest of the country.

North Louisiana

Our position in the Holly area of North Louisiana consists of 30,700 net acres in DeSoto Parish and 12,800 net acres in Caddo Parish, which are predominantly held-by-production. At December 31, 2017, we had a total of 425 gross (232.9 net) operated wells flowing to sales. Our development activities in North Louisiana during 2017 featured a modified Haynesville shale well design, which included the use of approximately 3,500 pounds of proppant per lateral foot and lateral lengths ranging from 4,500 to 10,000 feet. We drilled 29 gross (17.9 net) operated wells and turned-to-sales 12 gross (8.4 net) operated wells in the Haynesville shale during 2017. As of December 31, 2017, we had 17 gross (9.3 net) wells that were drilled and waiting on completion or in various stages of the completion process. Including non-operated volumes, our average natural gas production was approximately 175 net Mmcfe per day during December 2017.

We plan to drill 1 gross (0.7 net) operated well in the Haynesville shale during the first quarter of 2018. We plan to complete 11 gross (6.7 net) operated wells in the Haynesville shale during the first quarter of 2018, which consists of wells drilled in prior year. As a result, we will have 7 gross (3.3 net) operated wells in the Haynesville shale that will be waiting on completion at the end of the first quarter of 2018. Due to capital constraints, these wells are not expected to be completed until 2019.

East Texas

Our operations in East Texas are focused on the Haynesville and Bossier shales. Our acreage is primarily located in Harrison, Panola, Shelby, San Augustine and Nacogdoches Counties in Texas and is predominantly held-by-production. The Haynesville and Bossier shales in East Texas are being developed with horizontal wells that typically have 6,000 to 7,500 foot laterals. Our position in the Shelby area of East Texas primarily consists of 31,400 net acres and includes approximately 9,800 net acres subject to continuous drilling obligations. We plan to drill, or participate with another operator in drilling, on the acreage subject to the continuous drilling obligation in the future to hold the acreage. Excluding the acreage subject to the continuous drilling obligation, approximately 91% of our net acres are held-by-production in the Shelby area.

As of December 31, 2017, we had a total of 104 gross (47.0 net) operated wells flowing to sales. Our development in this region during 2017 was limited to the participation in certain non-operated wells. Including non-operated volumes, our average natural gas production was approximately 36 net Mmcfe per day during December 2017.

Our plans for 2018 include the participation in non-operated wells that will satisfy our continuous drilling obligation in the southern portion of the region. In addition, we plan to participate in certain non-operated wells to evaluate the potential for modifications to our spacing and extent of development in the Haynesville and Bossier shales.

South Texas

Our position in this region includes approximately 49,700 net acres, of which approximately 93% are held-by-production. Our South Texas acreage covers portions of Zavala, Dimmit and Frio Counties. Our acreage in the Eagle Ford shale is in the oil window and averages 375 feet in gross thickness at true vertical depths ranging from 5,400 to 6,800 feet. Our lateral lengths range from 5,000 to 10,000 feet and the total measured depth averages 14,600 feet. Our acreage in the area also includes additional upside in formations such as the Austin Chalk, Buda, Georgetown and Pearsall formations.

As of December 31, 2017, we had a total of 225 gross (97.6 net) operated horizontal wells flowing to sales. Including non-operated volumes, our average oil production in South Texas was approximately 3,000 net barrels of oil equivalent per day during December 2017. We entered into an agreement to divest our assets in South Texas during 2017; however, the sale was not consummated since we were not able to satisfy certain closing conditions due to the alleged termination of a long-term natural gas sales contract that was required to be in full force and effect as of the closing date. We did not allocate development capital to this region during 2017 in anticipation of the potential sale. In late 2017, we initiated a limited development program that included drilling 2 gross (1.6 net) wells and plan to continue development in this region during 2018.

We plan to drill 10 gross (8.0 net) and turn-to-sales 12 gross (9.6 net) operated wells in the Eagle Ford shale during 2018. Our development program in this region is designed to preserve the value of certain acreage with leasehold obligations, primarily due to lease expirations, continuous drilling obligations and offset well obligations. The development is primarily focused on Zavala and Frio Counties.

Appalachia

Our operations in the Appalachia region have primarily included testing and selectively developing the Marcellus shale with horizontal drilling. As of December 31, 2017, we held approximately 177,700 net acres in the Appalachia region, including approximately 125,600 net acres prospective for the Marcellus shale and approximately 40,000 net acres prospective for the dry gas window of the Utica shale in Pennsylvania. Drilling, completion and production activities in Pennsylvania target the Marcellus shale as well as deeper formations including the Utica shale at depths ranging from 5,000 to more than 12,000 feet. Approximately 92% of our acreage is held-by-production, which allows us to control the timing of the development of this region.

As of December 31, 2017, we operated a total of 115 gross (41.0 net) horizontal wells in the Marcellus shale. We did not allocate development capital to this region during 2017. Including non-operated volumes, our production in the Appalachia region was approximately 26 net Mmcfe per day during December 2017. In recent years, we have limited our development of the Marcellus shale due to wide regional natural gas price differentials. These differentials continue to be volatile; however, the differentials in the region have the potential to be favorably impacted by the expansion of infrastructure and other sources of demand for natural gas in the Northeast region in future years. We have an extensive inventory of undeveloped locations prospective for the Marcellus and Utica shales that has potential to provide attractive rates of return in an improved commodity price environment. Our plans for 2018 are limited to turning-to-sales 1 gross (0.5 net) well in Sullivan County, Pennsylvania that was drilled in prior years. We do not have any producing wells in the dry gas window of the Utica shale; however, we are currently assessing the potential of the formation to determine the extent of future development.

On February 27, 2018, we closed a settlement agreement with a subsidiary of Shell to resolve arbitration regarding our right to participate in an area of mutual interest in the Appalachia region. The settlement increased our acreage in the Appalachia region by approximately 177,700 net acres, and the production from the additional interests in producing wells acquired was 26 net Mmcfe per day during December 2017. See further discussion of this settlement as part of "Note 17. Subsequent events" in the Notes to our Consolidated Financial Statements.

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

Although the cost of each well will vary, the costs associated with the hydraulic fracturing portion of the well on average represent the following percentages of the total costs of drilling and completing a well: 35-40% in the Haynesville and Bossier shale formation; 30-40% in the Eagle Ford shale formation; and 25-35% in the Marcellus shale formation. These costs may increase in future periods as a result of higher levels of proppant utilized in the completion of our shale wells.

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

For more information on the risks of hydraulic fracturing, see “Item 1A. Risk Factors - Our business exposes us to liability and extensive regulation on environmental matters, which could result in substantial expenditures” and “Item 1A. Risk Factors - Federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays".

Our oil and natural gas reserves

Our Proved Reserves as of December 31, 2017 were approximately 566.9 Bcfe, of which approximately 68% were located in the Haynesville/Bossier shales, 20% in the Marcellus shale and 12% in the Eagle Ford shale.

The following table summarizes our Proved Reserves as of December 31, 2017, 2016 and 2015. This information was prepared in accordance with the rules and regulations of the SEC. The comparability of our reserves is impacted by commodity prices, purchases and sales of reserves in place, production, revisions of previous estimates, changes in our development plans, and discoveries and extensions. See "Management's discussion and analysis of oil and natural gas reserves" for a summary of the changes in our Proved Reserves.

	As of December 31,
	2017 (3)	2016 (3)	2015
Oil (Mbbls)
Developed	9,412	10,168	12,056
Undeveloped	—	—	8,383
Total	9,412	10,168	20,439

Natural gas (Mmcf)
Developed	510,451	415,719	364,932
Undeveloped	—	—	419,742
Total	510,451	415,719	784,674

Equivalent reserves (Mmcfe)
Developed	566,924	476,727	437,268
Undeveloped	—	—	470,040
Total	566,924	476,727	907,308

PV-10 (in millions) (1)
Developed	$482.7	$310.9	$359.4
Undeveloped	—	—	42.7
Total	$482.7	$310.9	$402.1

Standardized Measure (in millions) (2)	$482.7	$310.9	$402.1

(1)
The PV-10 is based on the following average spot prices, in each case adjusted for historical differentials. Prices presented on the table below are the trailing 12 month simple average spot price at the first of the month for natural gas at Henry Hub and West Texas Intermediate ("WTI") crude oil at Cushing, Oklahoma.

	Average spot prices
	Oil (per Bbl)	Natural gas (per Mmbtu)
December 31, 2017	$51.34	$2.98
December 31, 2016	42.75	2.48
December 31, 2015	50.28	2.59

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

(3)
All of our Proved Undeveloped Reserves were reclassified to unproved reserves during 2016 due to the uncertainty regarding the financing required to develop these reserves.  These reserves remained classified as unproved due to our inability to meet the Reasonable Certainty criteria for recording Proved Undeveloped Reserves, as prescribed under the SEC requirements, as the uncertainty regarding our availability of capital required to develop these reserves still existed at December 31, 2017 and 2016. We have a significant amount of reserves that would meet the criteria to be classified as Proved Undeveloped Reserves if we were able to demonstrate the financial capability to execute a development plan.

Management has established, and is responsible for, internal controls designed to provide reasonable assurance that the estimates of Proved Reserves are computed and reported in accordance with rules and regulations promulgated by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls include documented process workflows and qualified professional engineering and geological personnel with specific reservoir experience. Our internal processes and controls surrounding this process are routinely tested. We also retain outside independent engineering firms to prepare estimates of our Proved Reserves. Senior management reviews and approves our reserve estimates, whether prepared internally or by third parties. Our Strategic Development and Reserves Director oversaw our outside independent engineering firms, Netherland, Sewell & Associates, Inc. ("NSAI"), and Ryder Scott Company, L.P. ("Ryder Scott") in connection with the preparation of their estimates of our Proved Reserves as of December 31, 2017. We also regularly communicate with our outside independent engineering firms throughout the year regarding technical and operational matters critical to our reserve estimations. Our Strategic Development and Reserves Director has over 13 years of experience in the oil and natural gas industry with a focus on reserves valuation. He is a graduate of the University of Oklahoma with dual degrees in Energy Management and Finance. In addition, he is an active participant in industry reserves seminars and professional industry groups. Our Chief Operating Officer and our Strategic Development and Reserves Director, with input from other members of senior management, are responsible for the selection of our third-party engineering firms and review the reports generated by such firms. Our Chief Operating Officer has over 26 years of experience in the oil and natural gas industry and is a graduate of Texas Tech University with a degree in Petroleum Engineering. During his career, he has had multiple responsibilities in technical or leadership roles including asset management, drilling and completions, production engineering, reservoir engineering and reserves management, economic evaluations and field development in U.S. onshore and international projects. The third-party engineering reports are also provided to the Audit Committee.

Our estimated Proved Reserves and future net cash flows for our shale properties in all regions except South Texas were prepared by NSAI as of December 31, 2017, 2016 and 2015. Our estimated Proved Reserves and future net cash flows for our shale properties in the South Texas region were prepared by Ryder Scott as of December 31, 2017, 2016 and 2015. During 2016, we sold substantially all of our remaining non-shale properties. The estimates of Proved Reserves and future net cash flows for our non-shale properties as of December 31, 2015 were prepared by Lee Keeling and Associates, Inc. ("Lee Keeling"). Differences may exist between reserve quantities and values as presented in this Form 10-K and the reports of third party engineering firms filed herewith due to the exclusion of certain properties from the reports of third party engineering firms and immaterial differences in the calculations performed by the reserves evaluation software utilized by management and the third party engineering firms for estimating reserves and values.

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

Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm's communication with EXCO's engineers and geologists, the collection of any and all required geological, geophysical, engineering and economic data, and such firm's complete external preparation of all required estimates and are forward-looking in nature. These reports rely on various assumptions, including definitions and economic assumptions required by the SEC, including the use of constant oil and natural gas pricing, use of current and constant operating costs and capital costs. We also make assumptions relating to availability of funds and timing of capital expenditures for development of our Proved Undeveloped Reserves. These reports should not be construed as the current market value of our Proved Reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, we cannot ensure that the Proved Reserves will ultimately be realized. Our actual results could differ materially. See “Note 16. Supplemental information relating to oil and natural gas producing activities (unaudited)” in the Notes to our Consolidated Financial Statements for additional information regarding our oil and natural gas reserves and the Standardized Measure.

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

Management's discussion and analysis of oil and natural gas reserves

The following discussion and analysis of our proved oil and natural gas reserves and changes in our Proved Reserves is intended to provide additional guidance on the operational activities, transactions, economic and other factors which significantly impacted our estimate of Proved Reserves as of December 31, 2017 and changes in our Proved Reserves during 2017. This discussion and analysis should be read in conjunction with “Note 16. Supplemental information relating to oil and natural gas producing activities (unaudited)” in the Notes to our Consolidated Financial Statements, and in “Item 1A. Risk Factors” addressing the uncertainties inherent in the estimation of oil and natural gas reserves elsewhere in this Annual Report on Form 10-K. The following table summarizes the changes in our Proved Reserves from January 1, 2017 to December 31, 2017.

	Oil (Mbbls)	Natural gas (Mmcf)	Equivalent natural gas (Mmcfe)
Proved Developed Reserves	9,412	510,451	566,924
Proved Undeveloped Reserves	—	—	—
Total Proved Reserves	9,412	510,451	566,924
The changes in reserves for the year are as follows:
January 1, 2017	10,168	415,719	476,727
Purchases of reserves in place	—	50,456	50,456
Discoveries and extensions	13	21,880	21,958
Revisions of previous estimates:
Changes in price	679	30,200	34,274
Other factors	(290)	72,332	70,593
Sales of reserves in place	—	—	—
Production	(1,158)	(80,136)	(87,084)
December 31, 2017	9,412	510,451	566,924

Purchases of reserves in place

Purchases of reserves in place primarily related to the acquisition of incremental interests in certain oil and natural gas properties that we operate and undeveloped acreage in the North Louisiana region. The acquisitions increased Proved Reserves by 50.5 Bcfe during for the year ended December 31, 2017. Our Proved Reserves will increase in the future as a result of the Appalachia JV Settlement that closed on February 27, 2018. The Proved Reserves related to the Appalachia JV Settlement were approximately 114.2 Bcfe as of December 31, 2017.

Discoveries and extensions

Proved Reserve additions from discoveries and extensions were 22.0 Bcfe for the year ended December 31, 2017, primarily due to the development of the Haynesville and Bossier shales in North Louisiana.

Revisions of previous estimates

Our revisions of previous estimates included upward revisions to our Proved Reserve quantities of 104.9 Bcfe. The increase in commodity prices contributed to 34.3 Bcfe of the upward revisions, which extended the economic life of certain producing properties when using prices prescribed by the SEC. This change in price was primarily driven by the increase in the trailing 12 month average of oil and natural gas prices. The trailing 12 month average oil price increased from $42.75 per Bbl for the year ended December 31, 2016 to $51.34 per Bbl for the year ended December 31, 2017 and the trailing 12 month average natural gas price increased from $2.48 per Mmbtu for the year ended December 31, 2016 to $2.98 per Mmbtu for the year ended December 31, 2017.

In addition, our revisions of previous estimates included 70.6 Bcfe due to performance and other factors. The revisions were primarily due to the reclassification of wells to Proved Reserves during 2017 that were previously reclassified to unproved reserves in prior years due to capital constraints. These reclassifications primarily related to conversions of wells to Proved Developed Reserves as a result of our development activities in the North Louisiana region.
Oil and natural gas production

Total oil and natural gas production in 2017 was 87.1 Bcfe, which included approximately 3.5 Bcfe in production from extensions and discoveries that were not reflected in our Proved Reserves at January 1, 2017.

Proved Undeveloped Reserves

All of our Proved Undeveloped Reserves were reclassified to unproved reserves during 2016 due to the uncertainty regarding the financing required to develop these reserves.  These reserves remained classified as unproved due to our inability to meet the Reasonable Certainty criteria for recording Proved Undeveloped Reserves, as prescribed under the SEC requirements, as the uncertainty regarding our availability of capital required to develop these reserves still existed at December 31, 2017 and 2016. During 2017, we converted certain unproved reserves to Proved Developed Reserves as a result of our drilling and completion activities. However, we did not report any changes in our Proved Undeveloped Reserves for the year ended December 31, 2017. We have a significant amount of reserves that would meet the criteria to be classified as Proved Undeveloped Reserves if we were able to demonstrate the financial capability to execute a development plan.

Impacts of changes in reserves on depletion rate and statements of operations in 2017

Our depletion rate decreased to $0.57 per Mcfe in 2017 from $0.71 per Mcfe in 2016. The decrease was primarily due to the increase in our Proved Reserves during 2017.

Our production, prices and expenses

The following table summarizes revenues, net production, average sales price per unit and costs and expenses associated with the production of oil and natural gas. Certain reclassifications have been made to prior period information to conform to current period presentation.

	Year Ended December 31,
(in thousands, except production and per unit amounts)	2017	2016	2015
Revenues, production and prices:
Oil:
Revenue	$57,693	$67,317	$102,787
Production sold (Mbbls)	1,158	1,769	2,342
Average sales price per Bbl	$49.82	$38.05	$43.89
Natural gas:
Revenue	$201,137	$181,332	$226,471
Production sold (Mmcf)	80,136	93,829	109,926
Average sales price per Mcf	$2.51	$1.93	$2.06
Costs and expenses:
Oil and natural gas operating costs per Mcfe	$0.40	$0.33	$0.43

We had two areas that exceeded 15% of our total Proved Reserves as of December 31, 2017. The Holly field in North Louisiana and the Marcellus shale in Appalachia represented approximately 56% and 20% of our total Proved Reserves, respectively. The following table provides additional information related to our Holly and Marcellus shale areas:

	Year Ended December 31,
	2017	2016	2015
Holly area:
Natural gas production sold (Mmcf)	53,368	55,290	73,863
Average price per Mcf	$2.60	$2.00	$2.18
Oil and natural gas operating costs per Mcf	0.32	0.23	0.22
Marcellus shale:
Natural gas production sold (Mmcf)	9,863	10,851	12,133
Average price per Mcf	$2.14	$1.50	$1.39
Oil and natural gas operating costs per Mcf	0.17	0.12	0.22

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

	At December 31, 2017
	Gross wells (1)			Net wells
	Oil	Natural gas	Total	Oil	Natural gas	Total
Producing region:
North Louisiana	—	644	644	—	246.7	246.7
East Texas	—	151	151	—	51.5	51.5
South Texas	243	1	244	100.3	0.1	100.4
Appalachia and other	2	140	142	0.1	41.4	41.5
Total	245	936	1,181	100.4	339.7	440.1

(1)	As of December 31, 2017, we did not hold interests in any wells with multiple completions.

As of December 31, 2017, we operated 869 gross (418.4 net) wells, which represented approximately 91% of our Proved Developed Reserves.

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

	Development wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2017 (1)	10	—	10	6.8	—	6.8
Year ended December 31, 2016 (2)	15	—	15	9.2	—	9.2
Year ended December 31, 2015 (3)	63	—	63	25.3	—	25.3
	Exploratory wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2017 (1)	2	—	2	1.6	—	1.6
Year ended December 31, 2016	—	—	—	—	—	—
Year ended December 31, 2015 (3)	5	—	5	3.9	—	3.9

(1)	Our development wells in 2017 primarily included the Haynesville shale in the Holly area of North Louisiana. Our exploratory wells included the Bossier shale in the Holly area of North Louisiana.

(2)	Our development wells in 2016 primarily included the Haynesville and Bossier shales in the Shelby area of East Texas and the Haynesville shale in the Holly area of North Louisiana.

(3)
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

	At December 31, 2017
	Developed		Undeveloped
Area	Gross	Net	Gross	Net
North Louisiana	76,700	37,000	25,600	19,000
East Texas	45,900	20,300	65,700	21,800
South Texas	95,400	45,900	7,600	3,800
Appalachia and other	48,700	18,200	349,600	162,500
Total	266,700	121,400	448,500	207,100

The primary terms of our oil and natural gas leases expire at various dates. Most of our undeveloped acreage is held-by-production, which means that these leases are active as long as there is production of oil or natural gas from wells on the acreage or certain lease terms are met. Upon ceasing production, these leases will expire. As of December 31, 2017, we had approximately 9,500; 2,300; and 3,400 net acres with lease expirations in 2018, 2019 and 2020, respectively. The majority of this acreage with lease expirations is located in the Appalachia region. In addition, we have approximately 9,800 net acres located in the Shelby area of East Texas that are subject to continuous drilling obligations, and we plan to drill on the acreage in the future to hold the acreage. Predominantly all of our expiring acreage is located within our shale resource plays.

The held-by-production acreage in many cases represents potential additional drilling opportunities through down-spacing and drilling of proved undeveloped and unproved locations in the same formation(s) already producing, as well as other non-producing formations, in a given oil or natural gas field without the necessity of purchasing additional leases or producing properties.

Our significant customers

For the years ended December 31, 2017, 2016 and 2015, sales to BG Energy Merchants LLC, and subsequently a subsidiary of Shell, accounted for approximately 32%, 24% and 20%, respectively, of total consolidated revenues. BG Energy Merchants LLC was a subsidiary of BG Group, plc ("BG Group") until the acquisition of BG Group by Shell in early 2016. In January 2018, we discontinued the sale of natural gas to Shell in the East Texas and North Louisiana regions as a result of litigation regarding certain natural gas sales contracts. See further discussion in "Item 3. Legal proceedings". We have not experienced any interruptions or negative impact to our natural gas sales prices as a result of the discontinuance of sales to Shell in these regions. For the years ended December 31, 2017, 2016 and 2015, Chesapeake Energy Marketing Inc. accounted for approximately 17%, 32%, and 38% respectively, of total consolidated revenues. Chesapeake Energy Marketing Inc. is a subsidiary of Chesapeake Energy Corporation ("Chesapeake"). We are managing our credit risk as a result of the current commodity price environment through the attainment of financial assurances from certain customers. The loss of any significant customer may cause a temporary interruption in sales of, or lower price for, our oil and natural gas production.

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

The oil and natural gas industry has periodically experienced shortages of drilling rigs, equipment, pipe and personnel, which have delayed development drilling and other exploitation activities and have caused significant price increases and operational delays. We may experience difficulties in obtaining drilling rigs and other services in certain areas as well as an increase in the cost for these services and related material and equipment. We are unable to predict when, or if, supply or demand imbalances may occur or how these market-driven factors impact prices, which affect our development and exploitation programs. Furthermore, our relationships with vendors may be negatively impacted by the Chapter 11 Cases, including their perception of our financial condition and long-term business plans. This could further disadvantage our ability to obtain services or negatively impact the prices to obtain certain services.

The oil and gas industry has recently experienced an increase in demand for drilling and completion services as a result of the improved commodity price environment and more efficient and effective development techniques. The domestic U.S. onshore rig count increased from 374 in May 2016 to 910 in December 2017. Furthermore, oil and gas companies have increased the average amount of proppant utilized in the hydraulic fracturing process to enhance recoveries from the wells. As a result, the increased demand for drilling rigs and completion services could result in increased costs to develop our oil and gas properties.

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

FERC and CFTC matters

The availability, terms and cost of downstream transportation significantly affect sales of natural gas and oil. The interstate transportation of natural gas, including regulation of the terms, conditions and rates for interstate transportation and storage of natural gas, is subject to federal regulation by the Federal Energy Regulatory Commission (“FERC”) under the Natural Gas Act (“NGA”). Transportation rates under the NGA must be just and reasonable. Since 1985, FERC has implemented regulations intended to increase competition within the natural gas industry by requiring that interstate natural gas transportation be made available on an open-access, not unduly discriminatory basis. FERC’s jurisdiction under the NGA excludes gathering and distribution of natural gas; therefore, gathering and distribution of natural gas are subject to regulation by individual state laws. State regulations also govern the rates and terms for access to, and transportation of natural gas on, intrastate pipeline facilities (while intrastate pipelines may from time to time provide specific services that are subject to limited regulation by FERC). The interstate transportation of oil, including regulation of the rates, terms and conditions of service, is subject to federal regulation by FERC under the Interstate Commerce Act. Rates for such oil transportation must be just and reasonable and not unduly discriminatory. Oil transportation that is not federally regulated is left to state regulation.

With respect to its regulation of natural gas pipelines under the NGA, FERC has not generally required the applicant for construction of a new interstate natural gas pipeline to produce evidence of the greenhouse gas (“GHG”) emissions of the proposed pipeline’s customers. In August 2017, the U.S. Circuit Court of Appeals for the DC Circuit issued a decision remanding a natural gas pipeline certificate application to FERC, which required FERC to revise its environmental impact statement for the proposed pipeline to take into account GHG carbon emissions from downstream power plants using natural gas transported by the new pipeline. It is too early to determine the impacts of this Court decision, but it could be significant.

The federal government recently ended its decades-old prohibition of exports of crude oil produced in the lower 48 states of the U.S. It is too recent an event to determine the impact this regulatory change may have on our operations or our sales of oil. The general perception in the industry is that ending the prohibition on exports of oil produced in the U.S. may have a positive impact on U.S. producers. In addition, the U.S. Department of Energy (“DOE”) authorizes exports of natural gas, including exports of natural gas by pipelines connecting U.S. natural gas production to pipelines in Mexico, which are expected to increase significantly with the changes taking place in the Mexican government’s regulations of the energy sector in Mexico. In addition, the DOE authorizes the export of liquefied natural gas (“LNG”) through LNG export facilities, the construction of which is regulated by FERC. In the third quarter of 2016, the first quantities of natural gas produced in the lower 48 states of the U.S. were exported as LNG from the first of several LNG export facilities being developed and constructed in the U.S. Gulf Coast region. While it is too recent an event to determine the impact this change may have on our operations or our sales of natural gas, the perception in the industry is that this will be a positive development for producers of U.S. natural gas.

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

Under the Energy Policy Act of 2005, FERC possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation activities of natural gas market participants other than intrastate pipelines. The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor markets and enforce anti-market manipulation regulations with respect to the physical and financial (futures, options and swaps) energy commodities market pursuant to the Commodity Exchange Act, as amended by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010. With regard to our physical sales of natural gas and oil, our gathering of any of these energy commodities, and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

Federal, state or tribal oil and natural gas leases

In the event we conduct operations on federal, state or tribal oil and natural gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and certain of these operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management ("BLM"), Bureau of Ocean Energy Management, Bureau of Safety and Environmental Enforcement or other appropriate federal, state or tribal agencies.

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

Other regulatory matters relating to our pipeline and gathering system assets and rail transportation

The pipelines we use to gather and transport our oil and natural gas in interstate commerce are subject to regulation by the U.S. Department of Transportation (“DOT”) under the Hazardous Liquid Pipeline Safety Act of 1979, as amended (“HLPSA”) with respect to oil, and the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”) with respect to natural gas. The HLPSA and NGPSA govern the design, installation, testing, construction, operation, replacement and management of natural gas and hazardous liquids pipeline facilities, including pipelines transporting crude oil. Where applicable, the HLPSA and NGPSA also require us and other pipeline operators to comply with regulations issued pursuant to these acts that are designed to permit access to and allow copying of records and to make certain reports available and provide information as required by the Secretary of Transportation.

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

The pipelines used to gather and transport natural gas being produced by us are also subject to regulation by the DOT under the NGPSA, the Pipeline Safety Act, and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, which was signed into law in January 2012. This law includes a number of provisions affecting pipeline owners and operators that became effective upon approval, including increased civil penalties for violators of pipeline regulations and additional reporting requirements. Most of the changes do not impact gathering lines. This legislation requires the PHMSA to issue or revise certain regulations and to conduct various reviews, studies and evaluations. In addition, the PHMSA had initially considered regulations regarding, among other things, the designation of additional high consequence areas along pipelines, minimum requirements for leak detection systems, installation of emergency flow restricting devices, and revision of valve spacing requirements. In October 2015, the PHMSA issued proposed new safety regulations for hazardous liquid pipelines, including a requirement that all hazardous liquid pipelines have a system for detecting leaks and for operators to establish a timeline for inspections of affected pipelines following extreme weather events or natural disasters. If such revisions to gathering line regulations and liquid pipelines regulations are enacted by PHMSA, we could incur significant expenses.

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

U.S. federal taxation

Federal income tax laws significantly affect our operations. The principal provisions that affect us are those that permit us, subject to certain limitations, to deduct as incurred, rather than to capitalize and amortize, our share of the domestic “intangible drilling and development costs” and to claim depletion on a portion of our domestic oil and natural gas properties (up to an aggregate of 1,000 Bbls per day of domestic crude oil and/or equivalent units of domestic natural gas). Further, the federal government may adopt tax laws and/or regulations that will possibly materially adversely affect us. For example, recently enacted tax legislation provides that net operating losses (“NOLs”) arising in tax years ending after December 31, 2017 are only deductible to the extent of 80% of our taxable income in such year. In addition, NOLs can now be carried forward indefinitely, but cannot be carried back. Other measures that have been proposed in the past include the repeal or elimination of percentage depletion and the immediate deduction or write-offs of intangible drilling costs. Because of the speculative nature of such measures at this time, we are unable to determine what effect, if any, future proposals would have on product demand or our results of operations. See further discussion of the potential limitations on our ability to utilize NOLs in "Item 1A. Risk Factors" and recent changes to tax laws and regulations in "Note 12. Income taxes" in the Notes to our Consolidated Financial Statements.

U.S. environmental regulations

The exploration, development and production of oil and natural gas, including the operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, installing and operating oil and natural gas wells. Federal environmental statutes to which our domestic activities are subject include, but are not limited to:

•	the Oil Pollution Act of 1990 (“OPA”);

•	the Clean Water Act of 1972 (“CWA”);

•	the Rivers and Harbors Act of 1899;

•	the Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”);

•	the Resource Conservation and Recovery Act (“RCRA”);

•	the Clean Air Act (“CAA”);

•	the Safe Drinking Water Act (“SDWA”);

•	the Toxic Substances Control Act of 1976 ("TSCA");

•	the Endangered Species Act of 1973 (the "ESA"); and

•	the National Environment Policy Act of 1969 (the "NEPA").

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

The EPA has issued final rules to subject oil and natural gas productions, storage, processing and transmission operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPS”), both programs under the CAA, and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of green completions. The standards are applicable to new hydraulically fractured wells and also existing wells that are refractured. Further, the finalized regulations also establish specific new requirements, which became effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules may require changes to our operations, including the installation of new equipment to control emissions. We continuously evaluate the effect these rules and amendments will have on our business.

The EPA has adopted rules to regulate methane emissions, including from new and modified oil and gas production sources and natural gas processing and transmission sources, and has announced its intention to regulate methane emissions from existing oil and gas sources. The rules amend the air emission rules for oil and natural gas sources and natural gas processing and transmission facilities to include new standards for methane. The status of future regulation remains unclear but if adopted could require changes to our operations, including the installation of new emission control equipment. Simultaneously with the methane rules, the EPA adopted new rules governing the aggregating of multiple surface sites into a single-source of air quality permitting purposes, a change which could impact the applicability of permitting requirement to our operations and subject certain operations to additional regulatory requirements. We continuously evaluate the effect of these rules on our operations.

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

Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that prepared an agreement requiring member countries to review and "represent a progression" in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016. The United States is one of more than 120 nations having ratified or otherwise consented to the agreement; however, this agreement does not create any binding obligations for nations to limit their GHG emissions but, rather, includes pledges to voluntarily limit or reduce future emissions. In June 2017, President Trump announced an intention to withdraw from the Paris Agreement.

In late 2016, the BLM adopted rules governing flaring and venting on public and tribal lands, which could require additional equipment and emissions controls as well as inspection requirements. These rules have been challenged in court and remain in litigation. The BLM has temporarily suspended or delayed parts of the rule until January 17, 2019. If allowed to stand, these additional regulations on our air emissions is likely to result in increased compliance costs and additional operating restrictions on our business.

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

The BLM published a final rule that established new or more stringent standards relating to hydraulic fracturing on federal and tribal lands but, in June 2016 a Wyoming federal judge struck down this final rule, finding that the BLM lacked authority to promulgate the rule. On July 25, 2017, the BLM proposed to rescind these regulations. In December 2017, the BLM issued a final rule to rescind the earlier rulemaking on hydraulic fracturing.

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

OSHA and other regulations

To the extent not preempted by other applicable laws, we are subject to the requirements of the federal OSHA and comparable state statutes, where applicable. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes, where applicable, require that we maintain and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements and with other OSHA and comparable state requirements.

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

We believe that none of these burdens materially detract from the value of our properties or materially interfere with property used in the operation of our business. In addition to the foregoing listed burdens, substantially all of our properties have been pledged as collateral under the DIP Credit Agreement, EXCO Resources Credit Agreement, 1.5 Lien Notes, 1.75 Lien Term Loans and the Second Lien Term Loans.

Operational factors and insurance

Oil and natural gas exploration and development involve a high degree of risk. In the event of explosions, environmental damage, or other accidents such as well fires, blowouts, equipment failure and human error, substantial liabilities to third parties or governmental entities may be incurred, the satisfaction of which could substantially reduce available cash and possibly result in the loss of oil and natural gas properties. As is common in the oil and natural gas industry, we are not fully insured against all risks associated with our business either because such insurance is not available or because we believe the premium costs are prohibitive. A loss not fully covered by insurance could have a materially adverse effect on our operating results, financial position or cash flows. For further discussion on risks see “Item 1A. Risk Factors - We are exposed to operating hazards and uninsured risks that could adversely impact our results of operations and cash flows.”

We currently carry automobile liability, general liability and excess liability insurance with a combined annual limit of $72 million per occurrence and in the aggregate. These insurance policies contain maximum policy limits and deductibles ranging from $1,000 to $25,000 that must be met prior to recovery, and are subject to customary exclusions and limitations.

Our automobile and general liability insurance covers us and our subsidiaries for third-party claims and liabilities arising out of lease operations and related activities. The excess liability insurance is in addition to, and is triggered if the automobile and general liability insurance per occurrence limit is reached. Further, we currently carry $45 million of pollution coverage, $25 million of well control (blowout) coverage, property insurance in the amount of $178 million in respect of wellhead, surface equipment, tanks, and miscellaneous items and scheduled oil lease roads coverage with deductibles ranging from $100,000 to $500,000.

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

Our employees

As of December 31, 2017, we employed 168 persons. None of our employees are represented by unions or covered by collective bargaining agreements. To date, we have not experienced any strikes or work stoppages due to labor problems, and we consider our relations with our employees to be satisfactory. We also utilize the services of independent consultants and contractors.

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

We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “potential,” “project,” “budget” and other similar words to identify forward-looking statements. The statements that contain these words should be read carefully because they discuss future expectations, contain projections of results of operations or our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise any forward-looking statements, except as required by applicable securities laws. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Annual Report on Form 10-K and the documents incorporated herein by reference, including, but not limited to:

•	bankruptcy proceedings and the effect of those proceedings on our ongoing and future operations, including the actions of the Court and our creditors;

•
the outcome of potential strategic alternatives to maximize value for the benefit of our stakeholders as part of the Chapter 11 process, which may include a sale of certain or substantially all of our assets under Section 363 of the Bankruptcy Code, a plan of reorganization to equitize certain indebtedness as an alternative to the sale process, or a combination thereof;

•	our ability to negotiate a plan of reorganization in connection with the Chapter 11 process, including the restructuring of our indebtedness;

•
our future cash flows and the adequacy to fund the significant costs associated with the bankruptcy process, including our ability to limit these costs by obtaining confirmation of a successful plan of reorganization in a timely manner;

•	our ability to maintain compliance with debt covenants and meet debt service obligations associated with the DIP Credit Agreement;

•
future capital requirements and availability of financing, including limitations on our ability to incur certain types of indebtedness under our debt agreements and to refinance or replace existing debt obligations;

•	fluctuations in the prices of oil and natural gas;

•	the availability of oil and natural gas;

•	disruption of credit and capital markets and the ability of financial institutions to honor their commitments;

•	estimates of reserves and economic assumptions, including estimates related to acquisitions and dispositions of oil and natural gas properties;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	exploratory risks, including those related to our activities in shale formations;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	our ability to enter into transactions as a result of our Chapter 11 filing, including commodity derivative contracts with financial institutions and services with vendors;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	availability of water, sand and other materials for drilling and completion activities;

•	marketing of oil and natural gas;

•	political and economic conditions and events in oil-producing and natural gas-producing countries;

•	title to our properties;

•	litigation;

•	competition;

•	our ability to attract and retain key personnel;

•	general economic conditions, including costs associated with drilling and operations of our properties;

•
impact on our common shares as a result of the delisting from the New York Stock Exchange ("NYSE"), including the negative impact on our share price, volatility and liquidity associated with trading on over-the-counter markets;

•
environmental or other governmental regulations, including legislation to reduce emissions of greenhouse gases, legislation of derivative financial instruments, regulation of hydraulic fracture stimulation and elimination of income tax incentives available to our industry;

•	receipt and collectability of amounts owed to us by purchasers of our production;

•	our ability and decisions whether or not to enter into commodity derivative financial instruments;

•	potential acts of terrorism;

•	our ability to manage joint ventures with third parties, including the resolution of any material disagreements and our partners’ ability to satisfy obligations under these arrangements;

•	actions of third party co-owners of interests in properties in which we also own an interest;

•	fluctuations in interest rates;

•	our ability to effectively integrate companies and properties that we acquire;

•	our ability to execute our business strategies and other corporate actions; and

•	our ability to continue as a going concern.

We believe it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. We caution users of the financial statements not to place undue reliance on any forward-looking statements. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements included in this Annual Report on Form 10-K. The risk factors noted in this Annual Report on Form 10-K provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement. Please see “Item 1A. Risk Factors” for a discussion of certain risks related to our business, indebtedness and common shares.

Our revenues, operating results and financial condition depend substantially on prevailing prices for oil and natural gas and the availability of capital from the DIP Credit Agreement and other sources. Declines in oil or natural gas prices may have a material adverse effect on our financial condition, Liquidity, results of operations, the amount of oil or natural gas that we can produce economically and the ability to fund our operations. Historically, oil and natural gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.

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

Risks Relating to Our Restructuring

We have filed voluntary petitions for relief under the Bankruptcy Code and are subject to the risks and uncertainties associated with bankruptcy cases.

On January 15, 2018, the Company and the Filing Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Our business and operations will be subject to various risks for the duration of the Chapter 11 proceedings, including, but not limited to, the following:

•	our ability to continue as a going concern;

•	our ability to develop, file and consummate a Chapter 11 plan of reorganization;

•	our ability to obtain Court, creditor and regulatory approval of a Chapter 11 plan of reorganization in a timely manner;

•	our ability to obtain Court approval with respect to motions in the Chapter 11 Cases and the outcomes of Court rulings and of the Chapter 11 Cases in general;

•	the ability of third parties to file motions in our Chapter 11 Cases, which may interfere with our business operations or our ability to propose and/or complete a Chapter 11 plan of reorganization;

•	increased costs related to the Chapter 11 Cases and related litigation;

•	our ability to obtain and maintain normal payment and other terms with customers, vendors and service providers, as well as our ability to maintain contracts that are critical to our operations;

•	a loss of, or a disruption in the materials or services received from suppliers, contractors or service providers with whom we have commercial relationships;

•	potential increased difficulty in retaining and motivating our key employees through the process of reorganization, and potential increased difficulty in attracting new employees;

•	significant time and effort required to be spent by our senior management in dealing with the bankruptcy and restructuring activities rather than focusing exclusively on business operations; and

•	our ability to fund and execute our business plan and our ability to obtain any necessary financing for our business on acceptable terms or at all.

We are also subject to risks and uncertainties with respect to the actions and decisions of creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans. These risks and uncertainties could affect our business and operations in various ways and may significantly increase the duration of the Chapter 11 Cases. For example, negative events or publicity associated with the Chapter 11 Cases could adversely affect our relationships with our vendors and employees, as well as with customers, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need Court approval for transactions outside the ordinary course of business, which may limit our ability to respond timely to events or take advantage of opportunities.

Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we predict the ultimate impact that events occurring during the Chapter 11 Cases may have on our corporate or capital structure.

We believe it is highly likely that our existing common shares will be canceled at the conclusion of our Chapter 11 proceedings.

We have a significant amount of indebtedness that is senior to our existing common shares in our capital structure. As a result, we believe it is highly likely that our existing common shares will be canceled at the conclusion of our Chapter 11 proceedings, and the holders of our existing common shares will be entitled to a limited recovery, if any. Any trading in our common shares during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of shares of our common shares.

Operating under Court protection for a long period of time may harm our business.

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the proceedings related to the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations.

In conjunction with these bankruptcy proceedings, we are exploring the potential sale of certain or substantially all of our assets under Section 363 of the Bankruptcy Code. There can be no assurance that any such sale will be completed. The process to market our assets will result in additional uncertainty surrounding the potential outcome of the Chapter 11 Cases and could further delay the conclusion of the Chapter 11 Cases. A prolonged period of operating under Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our businesses successfully and seek to establish alternative commercial relationships.

During the pendency of the bankruptcy proceedings, our Liquidity will depend mainly on cash generated from operating activities and available funds under the DIP Credit Agreement. On January 22, 2018, we closed the DIP Credit Agreement providing for $250.0 million of debtor-in-possession financing. The proceeds from the DIP Facilities were used to refinance all obligations outstanding under the EXCO Resources Credit Agreement and will provide additional liquidity to fund our operations during the Chapter 11 Cases.

So long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. Furthermore, we may experience significant costs and delays due to litigation during the Chapter 11 Cases. The DIP Facilities may not be sufficient to support our day-to-day operations in the event of a prolonged restructuring process and we may be required to seek additional debtor-in-possession financing to fund our operations. If we are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any claims and securities in the Debtors could become further devalued or become worthless.

We cannot predict the ultimate outcome for the liabilities that will be subject to a plan of reorganization. Even if a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

To emerge successfully from Court protection as a viable entity, we must meet certain statutory requirements with respect to a Chapter 11 plan of reorganization, including obtaining the requisite acceptances of such a plan, certain other statutory conditions for confirmation of such a Chapter 11 plan, which have not occurred to date. We were not able to reach an agreement with our creditors for a plan of reorganization prior to commencement of the Chapter 11 Cases. Therefore, the outcome of our Chapter 11 process is subject to a high degree of uncertainty and is dependent upon factors outside of our control, including actions of the Court and our creditors. The confirmation process is subject to potential delays, which could include a delay in the Court’s commencement of the confirmation hearing regarding our plan.

We may not receive the requisite acceptances of our creditors in the proceedings related to the Chapter 11 Cases to confirm a plan. Even if the requisite acceptances of a plan are received, the Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, or common shares).

If a Chapter 11 plan of reorganization is not confirmed by the Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims. Our creditors would likely incur significant costs in connection with developing and seeking approval of an alternative plan of reorganization, which might not be supported by any of the current debt holders, various statutory committees or other stakeholders. If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity. There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 Cases or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 Cases.

Even if a Chapter 11 plan of reorganization is consummated, we will continue to face risks.

Even if a Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including certain risks that are beyond our control, such as further deterioration or other changes in economic conditions, changes in our industry, changes in prices for oil and natural gas and increasing expenses. Some of these concerns and effects typically become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, there is no guaranty that any plan of reorganization will achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through a plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other means to fund our business after the completion of the Chapter 11 process. Adequate funds may not be available when needed or may not be available on favorable terms.

The terms of our indebtedness include restrictions and financial covenants that may restrict our business and financing activities.

The availability of borrowings under the DIP Credit Agreement is essential to our ability to fund our operations during the Chapter 11 Cases. The DIP Credit Agreement includes certain affirmative and negative covenants, including, among other covenants customary in similar reserve-based credit facilities and debtor-in-possession financings, requirements to maintain a minimum level of liquidity and limit our aggregate disbursements to certain thresholds compared to the 13-week cash flow forecasts provided to the DIP Lenders. Our future ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations, development activities and other events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. The DIP Facilities contain events of default, including: (i) conversion of the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code and (ii) appointment of a trustee, examiner or receiver in the Chapter 11 Cases.

If we violate any provisions of our such financing agreements that are not cured or waived within the appropriate time periods provided therein, a significant portion of our indebtedness may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments.

We have substantial liquidity needs and may be required to seek additional financing if we experience a prolonged bankruptcy process. If we are unable to maintain adequate liquidity, we may not be able to obtain financing on satisfactory terms.

Our principal sources of Liquidity historically have been internally generated cash flows from operations, borrowings under certain credit agreements, issuances of debt securities, dispositions of non-strategic assets, joint ventures and capital markets when conditions are favorable. Our capital program approved for 2018 will require additional financing above the level of cash generated by our operations. As described above, we have entered into the DIP Facilities, but we cannot guarantee that the funds available under the DIP Facilities and our cash flow from operations will be sufficient to fund our operations if we experience a prolonged bankruptcy process.

We face uncertainty regarding the adequacy of our Liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirement necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. We cannot provide assurance that our Liquidity will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to Chapter 11 Cases until we are able to emerge from our Chapter 11.

Our Liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things; (i) our ability to comply with the terms and conditions of any post-petition financing and cash collateral order entered by the Court in connection with the Chapter 11 Cases, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction and (v) the cost, duration and outcome of the Chapter 11 Cases. Our ability to maintain adequate Liquidity depends in part upon industry conditions and general economic, financial, competitive, regulatory and other factors beyond our control. In the event that the DIP Facilities and our cash on hand and cash flow from operations are not sufficient to meet our Liquidity needs, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered to us on acceptable terms. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited if it is available at all. Our long-term Liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Court may convert our Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a Chapter 11 plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations. In addition, if the Chapter 11 Cases are converted to cases under Chapter 7, that would constitute an event of default under the DIP Credit Agreement.

As a result of the Chapter 11 Cases, our historical financial information may be volatile and not be indicative of our future financial performance.

During the Chapter 11 Cases, we expect our financial results under U.S. GAAP to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our Consolidated Financial Statements. As a result, our historical financial performance may not be indicative of our financial performance after the date of the bankruptcy filing.

Our capital structure will likely be significantly altered under any Chapter 11 plan confirmed by the Court. Under fresh-start accounting rules that may apply to us upon the effective date of a Chapter 11 plan, our assets and liabilities would be adjusted to fair value, which could have a significant impact on our financial statements. Accordingly, if fresh-start accounting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. In connection with the Chapter 11 Cases and the development of a Chapter 11 plan, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position, liquidity and results of operations.

Transfers of our equity, or issuances of equity in connection with our Chapter 11 Cases, may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. We have NOLs of approximately $2.1 billion as of December 31, 2017. Our ability to utilize our NOLs to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in Section 382 of the U.S. Internal Revenue Code, then our ability to use our net operating loss carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more shareholders owning five percent or more of a corporation’s common stock ("Substantial Shareholder") have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period.

We received relief from the Court to establish notice and sell-down procedures for trading of our common shares in order to provide us with the ability to formulate a plan of reorganization that preserves our tax attributes. Under the order, prior to any proposed acquisition or disposition of equity securities that would result in an increase or decrease in the amount of our equity securities owned by a Substantial Shareholder, or that would result in a person or entity becoming a Substantial Shareholder, such person or entity is required to file with the Court and notify us of such acquisition or disposition. We have the right to seek an injunction from the Court to prevent certain acquisitions or sales of our common shares if the acquisition or sale would pose a material risk of adversely affecting our ability to utilize such tax attributes.

Following the implementation of a plan of reorganization, it is possible that an “ownership change” may be deemed to occur. Under Section 382 of the U.S. Internal Revenue Code, absent an application exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation.  If an ownership change occurs and our NOLs are subject to the Section 382 limitation, this could adversely impact our future cash flows if we have taxable income and are not able to offset it through the utilization of our NOLs.

We have significant exposure to fluctuations in commodity prices since none of our estimated future production is covered by commodity derivative contracts and we may not be able to enter into commodity derivative contracts covering our estimated future production on favorable terms or at all.

During the Chapter 11 Cases, our ability to enter into commodity derivative contracts covering estimated future production is limited under the DIP Credit Agreement. We are only permitted to enter into commodity derivative contracts with lenders under the DIP Credit Agreement. As a result, we may not be able to enter into commodity derivative contracts covering our production in future periods on favorable terms or at all. If we cannot or choose not to enter into commodity derivative contracts in the future, we could be more affected by changes in commodity prices. Our inability to hedge the risk of low commodity prices in the future, on favorable terms or at all, could have a material adverse impact on our business, financial condition and results of operations.

We have and may continue to experience increased levels of employee attrition as a result of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, we have and may continue to experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our financial condition, Liquidity and results of operations.

Risks Relating to Our Business

Oil and natural gas prices, which are subject to fluctuations, have declined substantially from historical highs. Reductions in oil and natural gas prices have, and may in the future, adversely affect our revenues as well as our ability to maintain or increase our borrowing capacity, repay current or future indebtedness and obtain additional capital on attractive terms.

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

Oil and natural gas prices declined sharply during the latter half of 2014 and continued to decline throughout 2015 and into 2016. Oil and natural gas prices have recently experienced a modest recovery; however, they may never return to historical highs or remain at a level that allows us to economically operate our business. Prices of oil and natural gas have historically been extremely volatile and we expect this volatility to continue.

During 2017, the NYMEX Henry Hub natural gas price fluctuated from a high of $3.65 per Mmbtu to a low of $2.44 per Mmbtu, while the NYMEX WTI crude oil price ranged from a high of $60.42 per Bbl to a low of $42.53 per Bbl. For the five years ended December 31, 2017, the NYMEX Henry Hub natural gas price ranged from a high of $7.94 per Mmbtu to a low of $1.49 per Mmbtu, while the NYMEX WTI crude oil price ranged from a high of $110.53 per Bbl to a low of $26.21 per Bbl.

On December 31, 2017, the spot market price for natural gas at Henry Hub was $2.97 per Mmbtu, a 20% decrease from December 31, 2016. On December 31, 2017, the spot market price for crude oil at Cushing was $60.42 per Bbl, a 12% increase from December 31, 2016. For 2017, our average realized prices (before the impact of derivative financial instruments) for oil and natural gas were $49.82 per Bbl and $2.51 per Mcf, respectively, compared with 2016 average realized prices of $38.05 per Bbl and $1.93 per Mcf, respectively.

Our revenues, cash flow and profitability, as well as our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms, depend substantially upon oil and natural gas prices. Any sustained reductions in oil and natural gas prices will directly affect our revenues and can indirectly impact expected production by changing the amount of funds available to us to reinvest in exploration and development activities. Further reductions in oil and natural gas prices could also reduce the quantities of reserves that are commercially recoverable. Depressed oil and natural gas prices and reductions in our reserves could have other adverse consequences, including downward redeterminations of the availability of borrowings under the DIP Credit Agreement, which may begin on January 1, 2019 if we elect to extend the maturity of the DIP Credit Agreement. Additionally, further or continued declines in prices could result in additional non-cash charges to earnings due to impairments to our oil and natural gas properties.

In light of the depressed commodity price environment, there is risk that, among other things:

•	third parties’ confidence in our commercial or financial ability to explore and produce oil and natural gas could erode, which could impact our ability to execute on our business strategy;

•	it may become more difficult to retain, attract or replace key employees;

•	employees could be distracted from performance of their duties or more easily attracted to other career opportunities; and

•	our suppliers, vendors and service providers could renegotiate the terms of our arrangements, terminate their relationship with us or require financial assurances from us.

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

The reference or regional index prices that we use to price our oil and natural gas sales sometimes reflect a premium or discount to the relevant benchmark prices, such as NYMEX. The difference between the benchmark price and the price we reference in our sales contracts is called a differential. We cannot accurately predict oil and natural gas differentials. Changes in differentials between the benchmark price for oil and natural gas and the reference or regional index price we reference in our sales contracts could have a material adverse effect on our results of operations and financial condition. We have experienced significant volatility in our price differentials including crude oil production from the Eagle Ford shale and natural gas production from certain areas in Appalachia. Our crude oil production from the Eagle Ford shale is currently sold at a price based on the WTI index plus or minus the differential to indices correlated to the Louisiana Light Sweet index. During 2017, the monthly average of this differential ranged from a high of WTI plus $4.19 per barrel to a low of WTI less $3.27 per barrel. Our natural gas production from the Marcellus shale in Northeast Pennsylvania is sold at a price based on a Platts index that represents value into the Transco Leidy Pipeline. Due to the increased production in this region without an offsetting increase in pipeline capacity or infrastructure to the Northeast United States markets, the monthly average of this differential during 2017 ranged from a low of NYMEX less $0.44 per Mmbtu to a high of NYMEX less $2.11 per Mmbtu. These differentials vary depending on factors such as supply, demand, pipeline capacity, infrastructure and weather.

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

Our ability to market our production depends, in substantial part, on the availability and capacity of gathering systems, pipelines, processing facilities and oil and condensate trucking operations owned and operated by third-parties. Our failure to obtain these services on acceptable terms could have a material adverse effect on our business. Transportation space on the gathering systems and pipelines we utilize is occasionally limited or unavailable due to repairs, outages caused by accidents or other events, or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements. We may be required to shut in wells due to lack of a market or inadequacy or unavailability of crude oil or natural gas pipelines, gathering systems or trucking capacity. A portion of our production may also be interrupted, or shut-in, from time to time for numerous other reasons, including as a result of accidents, excessive pressures, maintenance, weather, field labor issues or other disruptions of service. Curtailments and disruptions may last from a few days to several months, and we have no control over when or if third-party facilities are restored.

We have experienced production curtailments in our producing regions resulting from offsetting fracturing stimulation operations. As we have increased our knowledge of our shale properties, we have begun to shut-in production on adjacent wells when conducting completion operations. Due to the high production capabilities of these wells, these volumes can be significant. Our access to transportation options can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand.

In our South Texas region, the primary purchaser of our natural gas allegedly terminated a long-term natural gas sales contract on May 31, 2017. See further discussion of the litigation related to the purported termination of this contract in "Item 3. Legal proceedings". Our ability to transport or sell the natural gas from this region is limited due to the existing infrastructure and we may experience significant curtailments of production if we cannot find an operational or commercial solution. After the alleged termination of the long-term natural gas sales contract, we have either sold natural gas on short-term sales contracts or flared natural gas in order to avoid significant curtailments of our oil production. However, our ability and the costs associated with entering into natural gas sales contracts in the future are highly uncertain.

These factors and the availability of markets are beyond our control. Any significant curtailment in gathering, processing or pipeline system capacity, significant delay in the construction of necessary facilities or lack of availability of transportation would interfere with our ability to market our oil and natural gas production, and could have a material adverse effect on our cash flow and results of operations.

We may experience a financial loss if any of our significant customers fail to pay us for our oil or natural gas or reduce the volume of oil and natural gas that they purchase from us.

Our ability to collect payments from the sale of oil and natural gas to our customers depends on the payment ability of our customer base, which includes several significant customers. If any one or more of our significant customers fails to pay us for any reason, we could experience a material loss. We are managing our credit risk as a result of the current commodity price environment through the attainment of financial assurances from certain customers. In addition, if any of our significant customers cease to purchase our oil or natural gas or reduce the volume of the oil or natural gas that they purchase from us, the loss or reduction could have a detrimental effect on our production volumes and may cause a temporary interruption in sales of, or a lower price for, our oil and natural gas. We have filed a lawsuit against a subsidiary of Shell regarding their failure to remit payment under certain natural gas sales agreements in the East Texas and North Louisiana regions, see further discussion in "Item 3. Legal proceedings".

We have significant natural gas firm transportation and marketing agreements primarily in East Texas and North Louisiana that require us to pay fixed amounts of money to the shippers or marketers regardless of quantities actually shipped or marketed. Our results of operations and Liquidity could be adversely affected if we are required to pay for shortfall amounts under these contracts.

We have significant natural gas firm transportation contracts primarily in North Louisiana that require us to pay fixed amounts of money to the shippers regardless of quantities actually shipped. The use of firm transportation agreements allows us priority space in a shippers’ pipeline. Historically, we have paid significant amounts for the unused portion of these firm transportation agreements. These contracts include a natural gas sales contract with Enterprise Products Operating LLC (“Enterprise”) and a firm transportation agreement with Acadian Gas Pipeline System (“Acadian”) that are currently in litigation. See further discussion of the litigation related to our natural gas sales and firm transportation agreements in "Item 3. Legal proceedings". In addition, we are in default under a firm transportation contract with Regency Intrastate Gas LLC ("Regency") since we failed to remit payment during 2017. As a result, Regency is entitled to exercise certain rights and remedies, including the acceleration of the remaining charges under the agreement. As of December 31, 2017, the unpaid amounts and remaining charges under this agreement were $67.3 million.

We have an agreement to deliver an aggregate minimum volume commitment of natural gas production in East Texas and North Louisiana to certain gathering systems over a five-year period ending on November 30, 2018. If there is a shortfall to the minimum volume commitment in any year, then we are severally responsible with a joint venture partner to pay fixed amounts of money to the gatherer regardless of quantities actually produced in to the systems. For the twelve months ended November 30, 2017, our net share of the shortfall was $23.1 million, which had not been paid prior to the commencement of the Chapter 11 Cases.

In addition, we have sales and marketing agreements in North Louisiana whereby we are required to deliver a minimum amount of natural gas. These contracts include a natural gas sales contract with a subsidiary of Shell that is currently in litigation. See further discussion of the litigation in "Item 3. Legal proceedings".
On January 18, 2018, the Company and the Filing Subsidiaries filed motions to reject certain executory contracts as permitted under the Bankruptcy Code. The contracts include the following:

•	Firm transportation agreements with Acadian, which required us to transport 325,000 Mmbtu per day on the Acadian Gas Pipeline System or pay reservation charges through October, 31, 2025;

•	Natural gas sales agreements with Enterprise, which required us to sell 75,000 Mmbtu per day of natural gas to Enterprise or incur certain costs through October 31, 2025;

•	Firm transportation agreements with Regency, which required us to either transport 237,500 Mmbtu per day of natural gas or pay reservation charges through January 31, 2020;

•	Marketing agreement with Chesapeake, which required us to allow Chesapeake to purchase natural gas for certain wells in North Louisiana through 2021; and

•	Natural gas sales agreements with Shell, which required us to sell 100,000 Mmbtu per day of natural gas to Shell or incur certain costs through November 30, 2020.
On March 7, 2018, the Court approved the rejection of the aforementioned executory contracts with Regency, Chesapeake and Shell. The hearing to consider the motion to reject the Enterprise and Acadian contracts is scheduled for March 29, 2018. On March 1, 2018, the Company and the Filing Subsidiaries filed a motion to reject an agreement to deliver an aggregate minimum volume commitment of natural gas production in East Texas and North Louisiana to certain gathering systems through November 30, 2018. See further discussion of the future minimum obligations under these contracts as of December 31, 2017 in "Note 8. Commitments and contingencies" and the motions to reject these contracts in "Note 17. Subsequent events" in the Notes to our Consolidated Financial Statements.

If we are not able to reject the remainder of these contracts, it could adversely affect our business, financial condition and results of operations.

There are risks associated with our drilling activity that could impact our results of operations and financial condition. Our ability to develop properties in new or emerging formations may be subject to more uncertainties than drilling in areas that are more developed or have a longer history of established production.

Our drilling involves numerous risks, including the risk that we will not encounter commercially productive oil or natural gas reservoirs. We must incur significant expenditures to identify and acquire properties and to drill and complete wells. Additionally, seismic and other technology does not allow us to know conclusively prior to drilling a well that oil or natural gas is present or economically producible. The costs of drilling and completing wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. We have experienced some delays in contracting for drilling rigs and in obtaining fracture stimulation crews and materials. Also, we may experience issues with the availability of water and sand used in our drilling and hydraulic fracturing activities. All of these risks could adversely affect our results of operations and financial condition.

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

We conduct a substantial portion of our operations through joint interest and joint venture arrangements. Material disagreements with our partners could have a material adverse effect on the success of these operations, our financial condition and our results of operations. Furthermore, the actions taken by our partners could prevent or alter our development plans.

We conduct a substantial portion of our operations through joint interest and joint venture arrangements with third parties. In many instances, we depend on these third parties for elements of these arrangements, such as payments of substantial development and other costs. The performance of these third party obligations or the ability of third parties to meet their obligations under these arrangements is outside our control. If these parties do not meet or satisfy their obligations under these arrangements, the performance and success of these arrangements, and their value to us, may be adversely affected. If our current or future joint interest or joint venture partners are unable to meet their obligations, we may be forced to undertake the obligations ourselves and/or incur additional expenses in order to have some other party perform such obligations. In such cases we may also be required to enforce our rights, which may cause disputes among our partners and us. If any of these events occur, they may adversely impact us, our financial performance and results of operations.

Such arrangements may involve risks not otherwise present when exploring and developing properties directly, including, for example:

•	our partners may share certain approval rights over major decisions;

•	the possibility that our partners might become insolvent or bankrupt, leaving us liable for their shares of joint interest or joint venture liabilities;

•	the possibility that we may incur liabilities as a result of an action taken by our partners;

•	partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•
disputes between us and our partners may result in litigation or arbitration that would increase our expenses, delay or terminate projects and prevent our officers and directors from focusing their time and effort on our business; and

•
that under certain joint venture arrangements, neither joint venture partner may have the power to control the venture and an impasse could be reached that might have a negative influence on our investment in the joint venture.

The failure to resolve disagreements with our partners could adversely affect our ability to transact the business that is the subject of such arrangement, which would in turn negatively affect our financial condition and results of operations. We are currently in litigation with a subsidiary of Shell related to their failure to remit payment for natural gas sales in the East Texas and North Louisiana regions. The outcome of the litigation could impact our joint venture with Shell in the East Texas and North Louisiana regions. See further discussion related to this litigation in "Item 3. Legal proceedings". Furthermore, on January 26, 2018, we filed a motion to authorize the entry into a settlement agreement with Shell to resolve arbitration regarding our right to participate in an area of mutual interest in the Appalachia region. Under the terms of the settlement agreement, our joint venture with Shell in the Appalachia region would be terminated. The Court approved this settlement agreement on February 22, 2018, and the settlement agreement closed on February 27, 2018. See further discussion related to the settlement agreement in "Note 17. Subsequent events" in the Notes to our Consolidated Financial Statements.

The owners of working interests may not consent to the development of certain properties that we operate, which may require us to assume their share of the working interest during the development and a period after the well is on production. This may require us to expend additional capital that was not anticipated as part of our development plans and assume additional risks associated with the development and future performance of the properties. The owners of working interests in certain properties that we operate may also hold rights within the respective operating agreements that could prevent us from performing additional development activities on the properties such as recompletions and other workovers without their consent.

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

Acquisitions, development drilling and exploratory drilling are the main methods of replacing reserves. However, development and exploratory drilling operations may not result in any increases in reserves for various reasons. Our future oil and natural gas production depends on our success in finding or acquiring additional reserves. If we fail to replace reserves through drilling or acquisitions, our level of production and cash flows will be adversely affected. Throughout 2016 and 2017 we reduced our development activities and suspended drilling in certain regions, which caused our production to decline and negatively impacted our ability to replace our reserves, which in turn negatively impacted our operating results.

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

We follow the full cost method of accounting for our oil and natural gas properties. Depending upon oil and natural gas prices in the future, and at the end of each quarterly and annual period when we are required to test the carrying value of our assets using full cost accounting rules, we may be required to record an impairment to the value of our oil and natural gas properties if the present value of the after-tax future cash flows from our oil and natural gas properties falls below the net book value of these properties. We have in the past experienced, and may experience in the future, ceiling test impairments with respect to our oil and natural gas properties. As discussed above, we are also currently in Chapter 11 proceedings and, upon the approval of a Chapter 11 plan, may be required to apply fresh-start accounting principles that may cause us to experience additional impairments. See “Item 1A. Risk Factors - As a result of the Chapter 11 cases, our historical financial information may be volatile and not be indicative of our future financial performance” for additional information.

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

We did not recognize any impairments to our proved oil and natural gas properties for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, we recognized impairments of $160.8 million and $1.2 billion to our proved oil and natural gas properties. We may have additional impairments of our oil and natural gas properties in future periods if the cost of our unamortized proved oil and natural gas properties exceeds the limitation under the full cost method of accounting. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.

We also test goodwill for impairment annually or when circumstances indicate that an impairment may exist. If the book value of our reporting unit exceeds the estimated fair value of the reporting unit, an impairment charge will occur, which would negatively impact our results of operations and net worth. As a result of our testing of goodwill for impairment, we did not record an impairment charge for the years ended December 31, 2017, 2016 and 2015.

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

Our oil and natural gas development and production operations are subject to complex and stringent laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs in order to comply with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. Our business is subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, production and sale of, oil and natural gas. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on our business, financial condition and results of operations. For additional information, see “Item 1. Business - Applicable Laws and Regulations".

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

Our operations may be impacted by recent or changing regulatory standards. For example, the EPA issued effluent limitation guidelines limiting our ability to dispose of waste water from hydraulic fracturing activities into publicly owned wastewater treatment systems. The EPA and state regulators are also reviewing the practices for the disposal of solid waste in surface impoundments from exploration and production facilities under Subtitle D of RCRA and may continue to refine those requirements. The EPA and state regulators are also expanding National Pollutant Discharge Elimination System permitting for storm water discharges at drilling sites.

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

As part of a move to reduce GHG emissions, the EPA has issued new rules limiting methane emissions from new or modified oil and gas sources. The rules amend the air emissions rules for the oil and natural gas sources and natural gas processing and transmission sources to include new standards for methane. Simultaneously with the methane rules, the EPA adopted new rules governing the aggregating of multiple surface sites into a single-source of air quality permitting purposes.  The grouping together of sources may cause a group of sources to be treated as a “major source” and face enhanced regulation under federal environmental laws, including the CAA.

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

We operate in a litigious environment.

Any constituent could bring suit regarding our existing or planned operations or allege a violation of an existing contract. Any such action could delay when planned operations can actually commence or could cause a halt to existing production until such alleged violations are resolved by the courts. Not only could we incur significant legal and support expenses in defending our rights, but halting existing production or delaying planned operations could impact our future operations and financial condition. In addition, we are defendants in numerous cases involving claims by landowners for surface or subsurface damages arising from our operations and for claims by unleased mineral owners and royalty owners for unpaid or underpaid revenues customary in our business. We incur costs in defending these claims and from time to time must pay damages or other amounts due. Such legal disputes can also distract management and other personnel from their primary responsibilities. For additional information on our significant litigation matters, see “Item 3. Legal Proceedings" and "Note 8. Commitments and contingencies” in the Notes to our Consolidated Financial Statements.

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

The Consolidated Financial Statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. The Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of our Chapter 11 proceedings. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. The outcome of our Chapter 11 process is subject to a high degree of uncertainty and is dependent upon factors outside of our control, including actions of the Court and our creditors. The significant risks and uncertainties related to our liquidity and Chapter 11 proceedings described above raise substantial doubt about our ability to continue as a going concern.

See further discussion regarding our ability to continue as a going concern as part of "Note 1. Organization and basis of presentation" in the Notes to our Consolidated Financial Statements.

Risks Relating to Our Common Shares

Our common shares are no longer listed on a national securities exchange and are quoted only in over-the-counter markets, which may have a negative impact on our share price, volatility and Liquidity.

On December 22, 2017, the NYSE suspended trading in our common shares and commenced proceedings to delist our common shares due to our failure to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million pursuant to Section 802.01B of the NYSE Listed Company Manual.

On December 27, 2017, our common shares began trading over the counter on the OTC Pink Marketplace under the ticker symbol “XCOO.” Our common shares continue to trade under that symbol with the added designation of “Q” to symbolize that we are currently in bankruptcy proceedings.

The delisting of our common shares from the NYSE and commencement of trading on the OTC Pink Marketplace has resulted and may continue to result in a reduction in some or all of the following, each of which could have a material adverse effect on our shareholders:

•	the liquidity of our common shares;

•	the market price of shares of our common shares;

•	our ability to obtain financing for the continuation of our operations;

•	the number of institutional and other investors that will consider investing in shares of our common shares;

•	the number of market makers in our common shares;

•	the availability of information concerning the trading prices and volume of our common shares; and

•	the number of broker-dealers willing to execute trades in our common shares.

Although our common shares have been delisted from the NYSE, we are required to continue filing periodic reports with the SEC unless and until we take action to deregister our common shares under Section 12(g) of the Exchange Act and suspend our reporting obligations under Section 15(d) of the Exchange Act.

Our common share price may fluctuate significantly.

Our common shares currently trade on the OTC Pink Marketplace but an active trading market for our common shares may not be sustained. The market price of our common shares could fluctuate significantly as a result of:

•	bankruptcy proceedings and the outcome of the Chapter 11 Cases;

•	dilutive issuances of our common shares;

•	announcements relating to our business or the business of our competitors;

•	changes in expectations as to our future financial performance or changes in financial estimates of public market analysis;

•	actual or anticipated quarterly variations in our operating results;

•	conditions generally affecting the oil and natural gas industry;

•	the success of our operating strategy; and

•	the operating and share price performance of other comparable companies.

Many of these factors are beyond our control and we cannot predict their potential effects on the price of our common shares. In addition, the stock markets in general can experience considerable price and volume fluctuations. See further discussion of the impact of the Chapter 11 Cases on our common shares in Item "1A. Risk Factors - We believe it is highly likely that our existing common shares will be canceled at the conclusion of our Chapter 11 proceedings".

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Corporate offices

We lease office space in Dallas, Texas. We also have small offices for technical and field operations in Texas, Louisiana and Pennsylvania. The table below summarizes our material corporate leases.

Location	Approximate square footage	Approximate remaining monthly payment	Expiration
Dallas, Texas (1)	155,000	$251,000	May 31, 2025

(1)	The office lease in Dallas, Texas contains a right on our behalf to terminate the lease agreement early on June 30, 2020 or June 30, 2022.

Other

We have described our oil and natural gas properties, oil and natural gas reserves, acreage, wells, production and drilling activity in “Item 1. Business” of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

Bankruptcy proceedings under Chapter 11

On January 15, 2018, the Company and the Filing Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. See "Note 17. Subsequent events" in the Notes to our Consolidated Financial Statements for additional information.

Enterprise and Acadian contract litigation

During the third quarter of 2016, we terminated our sales and transportation contracts with Enterprise and Acadian, respectively. Enterprise and Acadian are part of the corporate family of Enterprise Products Partners L.P. (“EPD”). Under the parties’ sales and transportation agreements, Enterprise owed us for July 2016 natural gas sales, and we owed Acadian for July 2016 transportation fees. The amount owed to us by Enterprise exceeded the amount owed by us to Acadian. We notified Enterprise in writing of its failure to pay and gave Enterprise opportunity to cure. When Enterprise failed to cure, we gave written notice to Enterprise and Acadian that we were terminating the sales and transportation agreements. Enterprise subsequently filed an amended petition at Enterprise Products Operating LLC and Acadian Gas Pipeline System v. EXCO Operating Company, LP, EXCO Partners OLP GP, LLC, Raider Marketing, LP, and Raider Marketing GP, LLC No. 2016-60848 157th Judicial District, Harris County, Texas. The amended petition alleges that we could not terminate the parties’ agreements despite Enterprise's uncured payment default under the gas sales agreement, and further alleged that we were in breach of the firm transportation agreements. On October 17, 2016, we filed a counterclaim asserting that Enterprise was the breaching party because it improperly withheld payment for natural gas we delivered and the amounts owed by Enterprise exceeded the amounts owed by us to Acadian. We are also seeking a declaration that we properly terminated the contracts with Enterprise and Acadian, as well as payment of the amounts owed to us under the agreements. EPD subsequently joined two of our officers, Harold Hickey and Steve Estes, asserting breach of fiduciary duty claims and thereafter joined Bluescape asserting tortious interference with an existing contract.  We have filed a summary judgment motion as to the claims against us and our officers, and the motion is pending before the court. If we prevail on the summary judgment motion it could be case dispositive. This case was anticipated to go to trial in the second or third quarter of 2018; however, the case is stayed due to our Chapter 11 filings. EPD has filed a motion to lift the stay.

Chesapeake natural gas sales contract litigation

On June 6, 2017, we filed a petition, application for temporary restraining order and temporary injunction against Chesapeake Energy Marketing, LLC ("CEML") in Dallas County, Texas, Case No. DC-17-06672, in the 14th District Court of Dallas County, Texas, for allegedly terminating a long-term sales contract with an expiration of June 30, 2032, between Chesapeake and Raider Marketing, LP ("Raider"). We are asserting breach of contract, tortious interference with existing contract, tortious interference with prospective business relations, and declaratory relief that the contract is still in full force and effect. On June 7, 2017, Chesapeake filed to remove the lawsuit to the United States District Court Northern District of Texas. We subsequently joined Chesapeake Energy Corporation ("CEC"). CEC has filed a motion to dismiss for lack of personal jurisdiction, and the motion remains pending. See further discussion in "Note 3. Acquisitions, divestitures and other significant events" in the Notes to our Consolidated Financial Statements.

Shell natural gas sales contract litigation

We are plaintiffs in an adversary proceeding pending in the United States Bankruptcy Court for the Southern District of Texas, Houston Division under Case No. 18-30155. This lawsuit was originally filed in Harris County District Court on December 26, 2017. We filed a notice of non-suit without prejudice on January 26, 2018 in order to bring the claim as an adversary proceeding in the Chapter 11 reorganization. EXCO initiated this adversary proceeding against Shell Energy North America (US) LP ("Shell Energy"), a subsidiary of Shell, on January 26, 2018. We brought suit as a result of Shell Energy’s improper withholding of approximately $33.4 million in revenue, which EXCO is owed under the parties’ Base Contract for Sale and Purchase of Natural Gas executed in August of 2009. This unpaid revenue is due to EXCO for the natural gas EXCO delivered to Shell Energy for the months of November and December 2017.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information for our common shares

Our common shares have historically been traded on the NYSE. On December 22, 2017, the NYSE suspended the trading of our common shares and commenced proceedings to delist our common shares due to our failure to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million. As a result, on December 27, 2017, our common shares commenced trading on the OTC Pink Marketplace under the symbol “XCOO”. Subsequent to our filing voluntary petitions for relief under Chapter 11 on January 15, 2018, our common shares are quoted over-the-counter under the symbol "XCOOQ".

The following table sets forth for the periods indicated, the highest and lowest sales price for our common shares, as reported on the NYSE for the periods through December 22, 2017, and the quarterly high and low bid quotations for our common shares as reported over-the-counter for the period beginning December 27, 2017:

	Price per share
	High	Low
2017
First Quarter	$14.70	$7.05
Second Quarter	9.90	2.65
Third Quarter	2.81	1.00
Fourth Quarter	1.72	0.19

2016
First Quarter	$29.10	$10.50
Second Quarter	28.65	7.65
Third Quarter	21.30	13.50
Fourth Quarter	18.90	12.75

Our shareholders

According to our transfer agent, Continental Stock Transfer & Trust Company, there were 132 holders of record of our common shares on December 31, 2017 (including nominee holders such as banks and brokerage firms who hold shares for beneficial holders and holders of restricted shares).

Our dividend policy

We have not paid any dividends on our common shares since 2014 and we do not anticipate paying any dividends on our common shares in the foreseeable future. The agreements governing our indebtedness contain covenants that generally limit our ability to pay dividends. In addition, we are currently prohibited from paying cash dividends on our common shares under the Bankruptcy Code, as well as under Texas law because we have negative shareholders’ equity. Any future declaration of dividends, as well as the establishment of record and payment dates, will depend on, among other things, our earnings, capital requirements, financial condition, prospects and other factors our Board of Directors may deem relevant.

Issuer repurchases of common shares

The following table details our repurchases of common shares for the three months ended December 31, 2017:

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
Selected consolidated financial and operating data

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015	2014	2013
Statement of operations data (1):
Total revenues	$283,646	$271,001	$355,700	$695,917	$663,090
Operating income (loss) (2)	(40,556)	(220,949)	(1,339,875)	126,875	179,221
Net income (loss) (3)(4)(5)	$24,362	$(225,258)	$(1,192,381)	$120,669	$22,204
Basic net income (loss) per share	$1.14	$(12.09)	$(65.37)	$6.75	$1.55
Diluted net income (loss) per share	$1.14	$(12.09)	$(65.37)	$6.74	$1.44
Cash dividends declared per share	$—	$—	$—	$2.25	$3.00
Weighted average common shares and common share equivalents outstanding:
Basic	21,288	18,630	18,241	17,884	14,334
Diluted	21,288	18,630	18,241	17,892	15,394
Statement of cash flow data:
Net cash provided by (used in):
Operating activities	$54,411	$(414)	$134,027	$362,093	$350,634
Investing activities	(182,551)	(55,009)	(300,833)	(221,588)	(252,478)
Financing activities	158,669	52,244	132,748	(144,683)	(93,317)
Balance sheet data:
Current assets	$167,830	$110,617	$149,801	$330,766	$305,854
Total assets	840,347	661,414	954,126	2,304,942	2,399,836
Current liabilities (6)	1,666,970	258,363	252,919	329,436	349,170
Long-term debt (6)	—	1,258,538	1,320,279	1,430,516	1,850,120
Shareholders' equity	(846,199)	(871,906)	(662,323)	510,004	147,905
Total liabilities and shareholders' equity	840,347	661,414	954,126	2,304,942	2,399,836

(1)	We have completed numerous acquisitions and dispositions which impact the comparability of the selected financial data between periods.

(2)
Operating income (loss) during 2017 was impacted by the acceleration of the remaining $56.4 million in costs under a firm transportation agreement. See "Note 8. Commitments and contingencies" in the Notes to our Consolidated Financial Statements for additional information. Operating income (loss) loss during 2016 was impacted by the impairment of oil and natural gas properties charge of $160.8 million and the settlement of the litigation with a joint venture partner. See "Note 3. Acquisitions, divestitures and other significant events" in the Notes to our Consolidated Financial Statements for additional information regarding the litigation with our joint venture partner. Operating income (loss) during 2015 was impacted by the impairment of oil and natural gas properties charge of $1.2 billion. Operating income (loss) during 2013 was impacted by a gain recognized on the contribution of properties to Compass Production Partners, L.P. ("Compass").

(3)
In March 2017, we issued warrants to the investors of 1.5 Lien Notes and to certain exchanging holders of the Second Lien Term Loans (collectively referred to as the "2017 Warrants" as defined in "Note 4. Derivative financial instruments" in the Notes to our Consolidated Financial Statements). We record the 2017 Warrants as non-current liabilities at fair value, with the increase or decrease in fair value being recognized in earnings. As a result of the change in the fair value of the 2017 Warrants, we recorded a gain of $159.2 million on the revaluation of the warrants during the year ended December 31, 2017.

(4)
During 2016, we recognized a net gain on extinguishment of debt $119.5 million due to repurchases of a portion of the 2018 Notes and 2022 Notes. During 2015, we recognized a gain on restructuring and extinguishment of debt as a result of repurchasing a portion of our 2018 Notes and 2022 Notes in exchange for the holders of such notes agreeing to act as lenders in connection with the Exchange Term Loan (as defined in "Note 5. Debt" in the Notes to our Consolidated Financial Statements). In addition, we repurchased a portion of the 2018 Notes in open market purchases which resulted in a net gain on extinguishment of debt. See "Note 5. Debt" in the Notes to our Consolidated Financial Statements for further discussion.

(5)
On November 15, 2013, we sold our equity interest in TGGT Holdings, LLC ("TGGT") to Azure Midstream Holdings LLC ("Azure") in exchange for cash proceeds and an equity interest in Azure. We report our equity interest acquired in Azure using the cost method of accounting.

(6)
During 2017, we reclassified all of our outstanding indebtedness to a current liability as a result of agreements entered into in anticipation of events of default under certain debt agreements, as well as any outstanding debt with cross-default provisions, and an event of default under the Second Lien Term Loans. See "Note 5. Debt" in the Notes to our Consolidated Financial Statements for further discussion.

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
Chapter 11 Cases
On January 15, 2018, the Company and the Filing Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. The Debtors have filed a motion with the Court seeking joint administration of their Chapter 11 cases under the caption In Re EXCO Resources, Inc., Case No. 18-30155 (MI). The Court has granted all of the first day motions filed by the Debtors that were designed primarily to minimize the impact of the Chapter 11 proceedings on our operations, customers and employees. We will continue to operate our businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. We expect to continue our operations without interruption during the pendency of the Chapter 11 proceedings.

On January 22, 2018, we closed the DIP Credit Agreement, which includes an initial borrowing base of $250.0 million. The proceeds from the DIP Facilities were used to refinance all obligations outstanding under the EXCO Resources Credit Agreement and will provide additional liquidity to fund our operations during the Chapter 11 process. We continue to engage in discussions with our creditors regarding the terms of a financial restructuring plan. In conjunction with this process, we will explore potential strategic alternatives to maximize value for the benefit of our stakeholders, which may include a sale of certain or substantially all of our assets under Section 363 of the Bankruptcy Code, a plan of reorganization to equitize certain indebtedness as an alternative to the sale process, or a combination thereof.
For the duration of the Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to risks and uncertainties associated with Chapter 11 proceedings described in "Item 1A. Risk Factors”. As a result of these risks and uncertainties, our assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties and capital plans included in this annual report may not accurately reflect our operations, properties and capital plans following the Chapter 11 proceedings. See further discussion of the Chapter 11 Cases in "Note 17. Subsequent events" in the Notes to our Consolidated Financial Statements.

Appalachia JV Settlement
On February 27, 2018, we closed the Appalachia JV Settlement with a subsidiary of Shell to resolve arbitration regarding our right to participate in an area of mutual interest in the Appalachia region. As a result of the Appalachia JV Settlement, we acquired Shell's interests in the joint venture in Appalachia, an entity that operates the wells in the joint venture in Appalachia and an entity that owns and operates midstream assets in the Appalachia region. As a result, our production, revenues and expenses in the Appalachia region are expected to increase in the future. Also, our recoveries of general and administrative expenses related to the joint venture in Appalachia are expected to decrease in the future. See further discussion of this settlement as part of "Note 17. Subsequent events" in the Notes to our Consolidated Financial Statements.

Financing transactions and restructuring activities during 2017

On March 15, 2017, we closed a series of transactions including the issuance of $300.0 million in aggregate principal amount of 1.5 Lien Notes, exchange of $682.8 million in aggregate principal amount of Second Lien Term Loans for a like amount of 1.75 Lien Term Loans and issuance of warrants to purchase our common shares. The terms of the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans allow for interest payments in cash, common shares or additional indebtedness, subject to certain restrictions and limitations. The transaction fees paid to the lenders included a combination of cash and warrants to purchase our common shares. The 1.5 Lien Notes were issued to affiliates of Fairfax, Bluescape and Oaktree Capital Management, LP ("Oaktree"), as well as an unaffiliated lender.

The proceeds from the 1.5 Lien Notes were primarily utilized to repay the outstanding indebtedness under the EXCO Resources Credit Agreement as of March 2017. In connection with these transactions, the EXCO Resources Credit Agreement was amended to reduce the borrowing base to $150.0 million, permit the issuance of the 1.5 Lien Notes and the exchange of Second Lien Term Loans, and modify certain financial covenants. On June 20, 2017, we paid interest on the 1.75 Lien Term Loans in common shares, which resulted in the issuance of 2,745,754 common shares. On September 20, 2017, we paid $17.0 million and $26.2 million of interest on the 1.5 Lien Notes and 1.75 Lien Term Loans, respectively, through the issuance of additional 1.5 Lien Notes and 1.75 Lien Term Loans.
On September 7, 2017, we announced that our Board of Directors delegated authority to the independent directors of the Audit Committee to explore strategic alternatives to strengthen the Company’s balance sheet and maximize the value of the Company, which included, but was not limited to, seeking a comprehensive out-of-court restructuring or reorganization under Chapter 11 of the Bankruptcy Code. At the direction of the Audit Committee, we retained PJT Partners LP as financial advisors and Alvarez & Marsal North America, LLC as restructuring advisors, and continued to engage Kirkland & Ellis LLP as legal advisors to assist the Company with the restructuring process. We initiated discussions with certain stakeholders regarding strategic alternatives to restructure our balance sheet. During the third quarter of 2017, the Compensation Committee of the Board of Directors and the Company revised our employee compensation programs to retain employees and align the interests of employees with our stakeholders. The revised incentive plans solely consist of cash-based compensation and we have discontinued the grant of share-based compensation to employees until the completion of a restructuring. See further discussion of the revisions to our employee compensation programs in "Note 11. Equity-based and other incentive-based compensation" in the Notes to our Consolidated Financial Statements.
During the third quarter of 2017, we borrowed substantially all of our remaining unused commitments under the EXCO Resources Credit Agreement. On September 29, 2017, we obtained a limited waiver from the lenders under the EXCO Resources Credit agreement waiving an event of default as a result of a failure to comply with certain financial covenants as of September 30, 2017.
Due to liquidity constraints and restrictions and limitations on our ability to pay interest in cash, common shares or additional indebtedness, we did not make our interest payment on the 1.75 Lien Term Loans that was due on December 20, 2017 and the interest payment on the Second Lien Term Loans that was due on December 26, 2017. In anticipation of certain events of default related to compliance with financial covenants and failure to pay interest on certain debt instruments, we entered into agreements with certain holders of the indebtedness under our EXCO Resources Credit Agreement, 1.5 Lien Notes, and 1.75 Lien Term Loans to forbear from exercising their rights and remedies as a result of an event of default under such debt instruments until January 15, 2018. See further discussion in "Note 5. Debt" in the Notes to our Consolidated Financial Statements.

Changes to Board of Directors
On September 20, 2017, each of B. James Ford and Samuel A. Mitchell resigned from their respective positions as members of our Board of Directors. At the time of their respective resignations, neither Mr. Ford nor Mr. Mitchell was a member of any committee of the Board. On October 6, 2017, Stephen J. Toy resigned from his position as a member of the Board. At the time of his resignation, Mr. Toy was a member of each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board. On November 9, 2017, C. John Wilder resigned from his position as a member of the Board and as Executive Chairman of the Board. At the time of his resignation, Mr. Wilder was not a member of any committee of the Board. In connection with the resignation of Mr. Wilder, we entered into a suspension agreement with Energy Strategic Advisory Services LLC ("ESAS") pursuant to which, among other things: (i) the services and investment agreement with ESAS, dated as of March 31, 2015, was suspended such that, during the suspension period and subject to the terms and conditions of the agreement: (a) ESAS is not required to provide any services to us, (b) we are not required to make any payments to ESAS with respect to the suspension period and (c) ESAS does not have the right to nominate a member to the Company’s Board of Directors; and (ii) the warrants previously issued to ESAS under the services and investment agreement ("ESAS Warrants") were forfeited and canceled and we have no further obligations under the ESAS Warrants. ESAS is a wholly owned subsidiary of an affiliate of Bluescape, and Mr. Wilder serves as the Executive Chairman of Bluescape and indirectly controls ESAS.

Reverse share split and NYSE compliance
On June 2, 2017, we filed a certificate of amendment to our Amended and Restated Certificate of Formation to reduce the number of authorized common shares from 780,000,000 to 260,000,000 and effect a 1-for-15 reverse share split. The reverse share split became effective after the market closed on June 12, 2017. See "Note 1. Organization and basis of presentation" in the Notes to our Consolidated Financial Statements for further discussion.
As a result of our failure to maintain certain continued listing standards on the NYSE, our common shares were suspended from trading on the NYSE on December 22, 2017. Our common shares are traded over-the-counter under the symbol "XCOOQ".

Termination of South Texas Divestiture

On April 7, 2017, we entered into a purchase and sale agreement with a subsidiary of Venado Oil and Gas, LLC ("Venado") to divest our oil and natural gas properties and surface acreage in South Texas for a total purchase price of $300.0 million that was subject to closing conditions and adjustments based on an effective date of January 1, 2017.

Pursuant to the terms of the agreement, the closing of the transaction was originally anticipated to occur on June 1, 2017 (the “Original Scheduled Closing Date”), unless certain conditions had not been satisfied or waived on or prior to the Original Scheduled Closing Date. The purchase agreement included conditions to the closing, including seller's representation and warranty regarding all material contracts being in full force and effect be true as of the Original Scheduled Closing Date. As described in "Note 3. Acquisitions, divestitures and other significant events" in the Notes to our Consolidated Financial Statements, the closing conditions were not anticipated to be satisfied or waived by the Original Scheduled Closing Date due to the alleged termination of a long-term natural gas sales contract by CEML. We are currently in litigation with CEML as a result of their alleged termination of the contract, see further discussion in "Item 3. Legal proceedings". Therefore, we entered into an amendment to extend the Original Scheduled Closing Date to August 15, 2017.

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

Proved Reserve quantities directly and materially impact depletion expense. If the Proved Reserves decline, then the rate at which we record depletion expense increases. A decline in the estimate of Proved Reserves may result from lower market prices, making it uneconomical to drill or produce from higher cost fields. In addition, a decline in Proved Reserves may impact the outcome of our assessment of our oil and natural gas properties and require an impairment of the carrying value of our oil and natural gas properties.

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

On March 15, 2017, we issued warrants to investors in connection with the issuance of the 1.5 Lien Notes and 1.75 Lien Term Loans in March 2017. The 2017 Warrants are accounted for as derivatives in accordance with FASB ASC 815, Derivatives and Hedging, ("ASC 815"), and required to be classified as liabilities due to the types of anti-dilution adjustments.

We record the 2017 Warrants as non-current liabilities at fair value, with the increase or decrease in fair value being recognized in earnings. The liability attributable to our common share warrants as of the issuance date and the end of each reporting period was measured using the Black-Scholes model based on inputs including our share price, volatility, expected remaining life and the risk-free rate of return. The implied rates of volatility were determined based on historical prices of our common shares over a period consistent with the expected remaining life. The 2017 Warrants will be measured at fair value on a recurring basis until the date of exercise, cancellation or expiration.

Equity-based compensation

Our equity-based compensation includes share-based compensation to employees which we account for in accordance with FASB ASC 718, Compensation-Stock Compensation ("ASC 718") and equity-based compensation for warrants issued to ESAS which we account for in accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees ("ASC 505-50").

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

Revenue recognition and natural gas imbalances

We use the sales method of accounting for oil and natural gas revenues. We record sales revenue based on an estimate of the volumes delivered at estimated prices as determined by the applicable sales agreement. We estimate our sales volumes primarily on company-measured volume readings. We then adjust our oil and natural gas sales in subsequent periods based on the data received from our purchasers that reflects actual volumes and prices received. Historically, these differences have been immaterial. Natural gas imbalances at December 31, 2017, 2016 and 2015 were not significant.

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

Income taxes

Income taxes are accounted for in accordance with FASB ASC 740, Income Taxes. Deferred taxes are recorded to reflect the tax benefits and consequences of future years' differences between the tax basis of assets and liabilities and their financial reporting basis. We must make certain estimates related to the reversal of temporary differences, and actual results could vary from those estimates. We assess, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income. Examples of positive and negative evidence include historical taxable income or losses, forecasted income or losses, the estimated timing of the reversals of existing temporary differences as well as prudent and feasible tax planning strategies. We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2017, we continued to have a full valuation allowance against our net deferred tax assets. A significant amount of judgment is also required in determining the amount of unrecognized tax benefit to record for uncertain tax positions. We consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of unrecognized tax benefit. We currently do not have any uncertain tax positions recorded as of December 31, 2017.

Our results of operations

A summary of key financial data for the years ended December 31, 2017, 2016 and 2015 related to our results of operations is presented below:

	Year Ended December 31,			Year to year change
(dollars in thousands, except per unit prices)	2017	2016	2015	2017-2016	2016-2015
Production:
Oil (Mbbls)	1,158	1,769	2,342	(611)	(573)
Natural gas (Mmcf)	80,136	93,829	109,926	(13,693)	(16,097)
Total production (Mmcfe) (1)	87,084	104,443	123,978	(17,359)	(19,535)
Average daily production (Mmcfe)	239	285	340	(46)	(55)
Revenues before derivative financial instrument activities:
Oil	$57,693	$67,317	$102,787	$(9,624)	$(35,470)
Natural gas	201,137	181,332	226,471	19,805	(45,139)
Total oil and natural gas revenues	258,830	248,649	329,258	10,181	(80,609)
Purchased natural gas and marketing	24,816	22,352	26,442	2,464	(4,090)
Total revenues	$283,646	$271,001	$355,700	$12,645	$(84,699)
Oil and natural gas derivative financial instruments:
Gain (loss) on derivative financial instruments - commodity derivatives	$24,732	$(34,137)	$75,869	$58,869	$(110,006)
Average sales price (before cash settlements of derivative financial instruments):
Oil (per Bbl)	$49.82	$38.05	$43.89	$11.77	$(5.84)
Natural gas (per Mcf)	2.51	1.93	2.06	0.58	(0.13)
Natural gas equivalent (per Mcfe)	2.97	2.38	2.66	0.59	(0.28)
Costs and expenses:
Oil and natural gas operating costs	$35,011	$34,609	$53,903	$402	$(19,294)
Production and ad valorem taxes	13,131	15,380	22,630	(2,249)	(7,250)
Gathering and transportation	111,427	106,460	99,321	4,967	7,139
Purchased natural gas	23,400	23,557	27,369	(157)	(3,812)
Depletion	50,066	74,482	213,302	(24,416)	(138,820)
Depreciation and amortization	974	1,500	2,124	(526)	(624)
General and administrative	30,165	48,700	58,818	(18,535)	(10,118)
Interest expense, net	108,175	70,438	106,082	37,737	(35,644)
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$0.40	$0.33	$0.43	$0.07	$(0.10)
Production and ad valorem taxes	0.15	0.15	0.18	—	(0.03)
Gathering and transportation	1.28	1.02	0.80	0.26	0.22
Depletion	0.57	0.71	1.72	(0.14)	(1.01)
Depreciation and amortization	0.01	0.01	0.02	—	(0.01)
Net income (loss)	$24,362	$(225,258)	$(1,192,381)	$249,620	$967,123

(1)	Mmcfe is calculated by converting one barrel of oil into six Mcf of natural gas.

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2017, 2016 and 2015.

The comparability of our results of operations for 2017, 2016 and 2015 was affected by:

•	fluctuations in oil and natural gas prices, which impact our oil and natural gas reserves, revenues, cash flows and net income or loss;

•	impairments of our oil and natural gas properties during 2016 and 2015;

•
asset impairments and other non-recurring costs, including the acceleration of costs related to a firm transportation agreement in 2017 and the settlement of the litigation with a joint venture partner in the Eagle Ford shale during 2016;

•	gains and losses from derivative financial instruments, including significant gains on the 2017 Warrants due to a decrease in EXCO's share price during 2017;

•	changes in Proved Reserves and production volumes and their impact on depletion;

•
the sale of our shallow conventional assets in Appalachia and the transfer of interests in connection with the settlement of the litigation with a joint venture partner in the Eagle Ford shale during 2016;

•	the impact of declining natural gas production volumes from our reduced drilling activities in certain shale formations;

•
significant changes in our capital structure as a result of transactions in 2017 and 2016, including the issuance of the 1.5 Lien Notes and Second Lien Term Loan Exchange on March 15, 2017 and repurchases of 2018 Notes and 2022 Notes during 2016 and 2015;

•	gain on restructuring of debt and accounting treatment for the debt exchange transactions during the fourth quarter of 2015;

•	changes in general and administrative expenses as a result of legal and professional fees incurred in connection with the restructuring of our balance sheet; and

•	the reductions in our workforce that occurred during 2016 and 2015.

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

We sell the majority of our natural gas under individually negotiated gas purchase contracts using market sensitive pricing. Our sales contracts vary in length from spot market sales of a single day to term agreements that may extend for a year or more. Our natural gas customers primarily include natural gas marketing companies. The natural gas purchase contracts define the terms and conditions unique to each of these sales. The price received for natural gas sold on the spot market varies daily, reflecting changing market conditions.

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

Oil and natural gas production, revenues and prices

The following table presents our production, revenue and average sales prices for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017			2016			Year to year change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
North Louisiana	53,373	$138,653	$2.60	55,314	$110,755	$2.00	(1,941)	$27,898	$0.60
East Texas	16,106	45,026	2.80	24,454	54,944	2.25	(8,348)	(9,918)	0.55
South Texas	7,742	54,084	6.99	11,471	62,037	5.41	(3,729)	(7,953)	1.58
Appalachia and other	9,863	21,067	2.14	13,204	20,913	1.58	(3,341)	154	0.56
Total	87,084	$258,830	$2.97	104,443	$248,649	$2.38	(17,359)	$10,181	$0.59

Production for the year ended December 31, 2017 decreased by 17.4 Bcfe, or 17%, as compared with 2016. The decrease in production was primarily due to limited development activities in recent years as a result of the depressed oil and natural gas price environment and liquidity constraints. Significant components of the changes in production were a result of:

•
decreased production of 1.9 Bcfe for the year ended December 31, 2017 in the North Louisiana region primarily due to production declines partially offset by additional volumes from the wells turned-to-sales in 2017. We expect production in the North Louisiana region to increase due to additional wells turned-to-sales during the fourth quarter of 2017 and first quarter of 2018.

•
decreased production of 8.3 Bcfe for the year ended December 31, 2017 in the East Texas region primarily due to production declines as we have not turned an operated well to sales in the region since the first quarter of 2016.

•
decreased production of 3.7 Bcfe for the year ended December 31, 2017 in the South Texas region primarily due to production declines as we have not turned an operated well to sales in the region since late 2015. We expect production in the South Texas region to increase due to additional wells turned-to-sales during the first half of 2018.

•
decreased production of 3.3 Bcfe for the year ended December 31, 2017 in the Appalachia region primarily due to the sale of our interests in shallow conventional assets in 2016 and production declines, partially offset by lower shut-in volumes. We have not had an active drilling program in this region since 2013. Production in the Appalachia region was impacted by significant shut-in volumes during the fourth quarters of 2017 and 2016 due to low regional natural gas prices.

Oil and natural gas revenues for the year ended December 31, 2017 increased by $10.2 million, or 4%, as compared with 2016. The increase in revenues was primarily the result of increases in commodity prices offset by oil and natural gas production declines. Our average natural gas sales price increased 30% to $2.51 per Mcf for the year ended December 31, 2017 from $1.93 per Mcf for the year ended December 31, 2016, primarily due to higher market prices. Our average sales price of oil per Bbl increased 31% to $49.82 per Bbl for the year ended December 31, 2017 from $38.05 per Bbl for the year ended December 31, 2016, primarily due to higher market prices.

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

Purchased natural gas and marketing revenues

Purchased natural gas and marketing revenues include revenues we receive as a result of selling natural gas purchased from third parties and marketing fees we receive from third parties. Purchased natural gas and marketing revenues for the year ended December 31, 2017 increased by $2.5 million, or 11%, as compared with 2016, primarily due to higher natural gas prices and marketing fees charged to third parties beginning in September 2016, partially offset by lower volumes purchased. Purchased natural gas and marketing revenues for the year ended December 31, 2016 decreased by $4.1 million, or 15%, as compared to 2015, primarily due to lower volumes sold partially offset by marketing fees charged to third parties beginning in September 2016.

Oil and natural gas operating costs

The following tables and discussion present our oil and natural gas operating costs for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
	2017			2016			Year to year change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$14,055	$3,130	$17,185	$11,467	$1,050	$12,517	$2,588	$2,080	$4,668
East Texas	4,585	828	5,413	5,082	596	5,678	(497)	232	(265)
South Texas	10,677	4	10,681	11,405	246	11,651	(728)	(242)	(970)
Appalachia and other	1,694	38	1,732	4,692	71	4,763	(2,998)	(33)	(3,031)
Total	$31,011	$4,000	$35,011	$32,646	$1,963	$34,609	$(1,635)	$2,037	$402

	Year Ended December 31,
	2017			2016			Year to year change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$0.26	$0.06	$0.32	$0.21	$0.02	$0.23	$0.05	$0.04	$0.09
East Texas	0.28	0.05	0.33	0.21	0.02	0.23	0.07	0.03	0.10
South Texas	1.38	—	1.38	0.99	0.02	1.01	0.39	(0.02)	0.37
Appalachia and other	0.17	—	0.17	0.36	0.01	0.37	(0.19)	(0.01)	(0.20)
Total	$0.36	$0.04	$0.40	$0.31	$0.02	$0.33	$0.05	$0.02	$0.07

Oil and natural gas operating costs for the year ended December 31, 2017 increased by $0.4 million, or 1%, as compared with 2016. The increase was primarily due to higher workover activity, partially offset by lower lease operating expenses due to the sale of our conventional assets in the Appalachia region during 2016.

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

Production and ad valorem taxes

	Year Ended December 31,
	2017			2016			2015
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
North Louisiana	$6,936	5.0%	$0.13	$7,482	6.8%	$0.14	$10,027	6.2%	$0.14
East Texas	1,291	2.9%	0.08	1,467	2.7%	0.06	1,059	2.3%	0.06
South Texas	4,300	8.0%	0.56	5,709	9.2%	0.50	10,216	10.6%	0.67
Appalachia and other	604	2.9%	0.06	722	3.5%	0.05	1,328	4.9%	0.08
Total	$13,131	5.1%	$0.15	$15,380	6.2%	$0.15	$22,630	6.9%	$0.18

Production and ad valorem taxes for the year ended December 31, 2017 decreased by $2.2 million, or 15%, as compared with 2016. The decrease was primarily due to lower production volumes offset by higher commodity prices, and lower ad valorem taxes in South Texas. The higher oil prices primarily impacted properties located in Texas because production taxes are based on a fixed percentage of gross value of production sold. Production and ad valorem taxes for the year ended December 31, 2016 decreased by $7.3 million, or 32%, as compared with 2015. The decrease was primarily due to lower production volumes and lower commodity prices.

Production and ad valorem tax rates per Mcfe were $0.15, $0.15 and $0.18 for 2017, 2016 and 2015, respectively. The decrease from 2015 to 2016 was primarily due to lower ad valorem taxes in South Texas.
In our North Louisiana and East Texas regions, we currently receive severance tax holidays on certain horizontal wells which reduce the effective rate of these taxes. Our horizontal wells in the state of Louisiana are eligible for an exemption from severance taxes for the earlier of two years from the date of first production or until payout of qualified costs. In July 2015, the state of Louisiana decreased its severance tax rate for wells that do not receive exemptions from $0.163 to $0.158 per Mcf. The effective severance tax rate decreased to $0.098 per Mcf in July 2016 and increased to $0.111 per Mcf in July 2017. Our horizontal natural gas wells in the state of Texas are eligible for an exemption from severance taxes for up to ten years of production or until the cumulative value of the tax reduction equals 50% of the drilling and completion costs incurred for the well.

Production and ad valorem taxes are set by state and local governments and vary as to the tax rate and the value to which that rate is applied. In Louisiana, where a substantial percentage of our production is derived, severance taxes are levied on a per Mcf basis. Therefore, the resulting dollar value of production is not sensitive to changes in prices for natural gas, except for holiday exemptions, if any. In our other operating areas, particularly Texas, production taxes are based on a fixed percentage of gross value of production sold. As such, our realized severance and ad valorem tax rates may become more sensitive to prices, except for wells that receive holiday exemptions, if any. The Commonwealth of Pennsylvania requires an impact fee to be paid on all unconventional wells spud based on a price tier calculation for a period of 15 years. Multiple pieces of legislation have been introduced in both the Pennsylvania House and the Senate that propose a severance tax at varying rates on the production of oil and natural gas. This severance tax would likely be in addition to the impact fee and could have an impact on our production taxes in future periods. There is no certainty that this legislation will pass, nor is it possible to quantify the impact at this time.

Gathering and transportation

Gathering and transportation expenses for the year ended December 31, 2017 increased by $5.0 million, or 5%, as compared with 2016. The increase was primarily due to gathering expenses in connection with taking our gas in-kind from certain third-party operated wells in the North Louisiana region, shortfall fees under an agreement to deliver an aggregate minimum volume commitment of natural gas production to certain gathering systems in East Texas and North Louisiana, and higher variable gathering costs on volumes from wells turned-to-sales in North Louisiana. If we utilize the gathering contract with the minimum volume commitment, these costs are allocated amongst the owners that incur these types of costs. If we do not utilize the gathering contract with the minimum volume commitment, we incur the entire amount of the shortfall fees and these costs are not allocated to other owners. Gathering and transportation expenses were $1.28 per Mcfe for the year ended December 31, 2017, as compared to $1.02 per Mcfe for the year ended December 31, 2016.

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

As discussed in "Note 8. Commitments and contingencies" in the Notes to our Consolidated Financial Statements, we terminated certain sales and firm transportation agreements during the third quarter of 2016 that are currently subject to litigation. The termination of these contracts will not be reflected in our financial results until the litigation is resolved and it is deemed to be realized in accordance with GAAP. On January 18, 2018 and March 1, 2018, the Company and the Filing Subsidiaries filed motions to reject certain executory contracts as permitted under the Bankruptcy Code, including certain gathering and transportation contracts. Certain of these transportation contracts were rejected by the Court on March 7, 2018, and a hearing to consider the motion to reject additional gathering and transportation contracts is scheduled for March 29, 2018. The rejection of these contracts is expected to significantly decrease our gathering and transportation expenses in future periods. See further discussion of the motion to reject these contracts in "Note 17. Subsequent events" in the Notes to our Consolidated Financial Statements.

Purchased natural gas expenses

Purchased natural gas expenses are purchases of natural gas from third parties plus the related costs of transportation. Purchased natural gas expenses for the year ended December 31, 2017 decreased by $0.2 million, or 1%, as compared with

2016, primarily due to lower volumes purchased. Purchased natural gas expenses for the year ended December 31, 2016 decreased by $3.8 million, or 14%, as compared with 2015, primarily due to lower purchase prices.

Depletion, depreciation and amortization

Depletion, depreciation and amortization for the year ended December 31, 2017 decreased as compared with 2016 primarily due to a decrease in depletion expense of $24.4 million, or 33%. On a per Mcfe basis, the depletion rate for the year ended December 31, 2017 was $0.57 per Mcfe, compared with $0.71 per Mcfe in 2016. The decrease in depletion expense was primarily due to a decrease in production and the depletion rate. The decrease in the depletion rate was primarily related to higher proved reserve volumes and impairments of our oil and natural gas properties during 2016, which lowered our depletable base.

Depletion, depreciation and amortization for the year ended December 31, 2016 decreased as compared with 2015 primarily due to a decrease in depletion expense of $139.4 million, or 17%. On a per Mcfe basis, the depletion rate for the year ended December 31, 2016 was $0.71 per Mcfe, compared with $1.72 per Mcfe in 2015. The decrease in depletion expense was primarily due to impairments of our oil and natural gas properties during 2016 and 2015, which lowered our depletable base.

Impairment of oil and natural gas properties

For the year ended December 31, 2017, we did not record impairments to our oil and natural gas properties primarily due to an increase in oil and natural gas prices. The trailing twelve month reference price of $2.98 per Mmbtu for natural gas and $51.34 per Bbl of oil for the year ended December 31, 2017 increased from $2.48 per Mmbtu for natural gas and $42.75 per Bbl of oil for the year ended December 31, 2016. For the years ended December 31, 2016 and 2015, we recorded impairments to our oil and natural gas properties of $160.8 million and $1.2 billion, respectively, primarily due to the significant decline in oil and natural gas prices and the related downward revisions to the reserves of our oil and gas properties due to changes in prices.

Oil and natural gas prices are volatile and we may incur additional impairments during 2018 if future oil and natural gas prices result in a decrease in the trailing twelve-month reference prices compared to December 31, 2017. For the first quarter 2018, the trailing twelve month reference prices expected to be utilized in our first quarter 2018 ceiling test calculation are approximately $3.00 per Mmbtu for natural gas and $53.49 per Bbl of oil, representing an increase of 1% and 4% for the price of natural gas and oil, respectively, from December 31, 2017. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of Proved Reserves and future capital expenditures and operating costs.

General and administrative

The following table presents our general and administrative expenses for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,			Year to year change
(in thousands, except per unit rate)	2017	2016	2015	2017-2016	2016-2015
General and administrative costs:
Gross general and administrative expense	$65,484	$58,002	$87,788	$7,482	$(29,786)
Technical services and service agreement charges	(6,386)	(7,132)	(15,884)	746	8,752
Operator overhead reimbursements	(14,585)	(13,703)	(13,126)	(882)	(577)
Capitalized salaries	(2,918)	(3,245)	(7,158)	327	3,913
General and administrative expense, excluding equity-based compensation	41,595	33,922	51,620	7,673	(17,698)
Gross equity-based compensation	(10,430)	15,530	10,626	(25,960)	4,904
Capitalized equity-based compensation	(1,000)	(752)	(3,428)	(248)	2,676
General and administrative expense	$30,165	$48,700	$58,818	$(18,535)	$(10,118)

General and administrative expenses for the year ended December 31, 2017 decreased by $18.5 million, or 38%, compared with 2016. Significant components of the changes in general and administrative expense for the year ended December 31, 2017 compared to 2016 were a result of:

•
increased personnel costs of $2.8 million for the year ended December 31, 2017 compared to the same period in the prior year, primarily due to higher bonus expense during the current year, partially offset by lower headcount. The increase in bonus expense was due to the adoption of new cash-based retention and incentive plans in connection with our restructuring activities. The cash-based retention and incentive plans are intended to replace grants under the equity-based incentive plans. As a result, we expect cash-based personnel costs to increase and equity-based compensation expense to decrease in future periods. See "Note 11. Equity-based and other incentive-based compensation" in the Notes to our Consolidated Financial Statements for additional information.

•
increased professional and legal fees of $8.3 million for the year ended December 31, 2017 compared to the same period in the prior year, primarily related to the legal and advisory fees incurred in connection with restructuring activities. We will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. In addition to the legal and financial advisors hired to represent us, we are required to pay the costs related to the legal and financial advisors of certain of our creditors. As a result, we expect professional and legal fees to increase significantly in future periods.

•
decreased various other gross general and administrative expenses of $3.6 million for the year ended December 31, 2017 compared to the same period in the prior year. These decreases reflect our efforts to reduce our general and administrative costs throughout the organization.

•
decreased equity-based compensation of $26.0 million for the year ended December 31, 2017 compared to the same period in the prior year. The decrease was primarily due to income of $14.5 million for the year ended December 31, 2017 compared to expense of $11.3 million for the year ended December 31, 2016 for the ESAS Warrants. The fair value of the warrants is dependent on factors such as our share price, historical volatility, risk-free rate and performance relative to our peer group. The income related to these warrants in 2017 was primarily due to a decline in fair value as a result of a significant decrease in EXCO's common share price. Furthermore, the ESAS Warrants were forfeited and canceled and previously recognized compensation costs were reversed.

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

•
decreased technical services and service agreement recoveries of $8.8 million for the year ended December 31, 2016 compared to the same period in the prior year. These decreases were primarily a result of reduced headcount and lower recoveries in connection with the transition service agreement with a former joint venture that terminated in April 2015.

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

Other operating items

Other operating items were net losses of $59.2 million, $24.2 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The net loss for the year ended December 31, 2017 was primarily due to the acceleration of the remaining $56.4 million in costs under a firm transportation agreement. See further discussion in "Note 8. Commitment and contingencies" in the Notes to our Consolidated Financial Statements. The net loss for the year ended December 31, 2016 was primarily due to the settlement of the litigation with a joint venture partner in the Eagle Ford shale. See "Note 3. Acquisitions, divestitures and other significant events" in the Notes to our Consolidated Financial Statements for additional information. The net loss for the year ended December 31, 2015 primarily consisted of legal expenses and other assessments partially offset by income from surface acreage that we own in the South Texas region.

Interest expense, net

The following table presents our interest expense for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,			Year to year change
(in thousands)	2017	2016	2015	2017-2016	2016-2015
Interest expense, net:
EXCO Resources Credit Agreement	$4,554	$5,909	$6,747	$(1,355)	$(838)
1.5 Lien Notes	39,480	—	—	39,480	—
1.75 Lien Term Loans	36,228	—	—	36,228	—
Fairfax Term Loan	7,708	37,611	6,764	(29,903)	30,847
2018 Notes	10,157	10,612	50,381	(455)	(39,769)
2022 Notes	5,964	12,294	38,338	(6,330)	(26,044)
Amortization of deferred financing costs	10,198	8,989	15,729	1,209	(6,740)
Capitalized interest	(6,440)	(5,213)	(12,040)	(1,227)	6,827
Other	326	236	163	90	73
Total interest expense, net	$108,175	$70,438	$106,082	$37,737	$(35,644)

Interest expense, net for the year ended December 31, 2017 increased $37.7 million from 2016. Significant components of the changes in interest expense, net for the year ended December 31, 2017 compared to 2016 were a result of additional interest expense on the 1.5 Lien Notes and 1.75 Lien Term Loans partially as a result of higher interest rates associated with PIK Payments. This was partially offset by lower interest expense on the 2018 Notes and 2022 Notes due to lower outstanding balances as a result of note repurchases that occurred during 2016, lower average outstanding balances on the EXCO Resources Credit Agreement, and the Fairfax Term Loan. The Fairfax Term Loan was terminated as a result of the Second Lien Term Loan Exchange.

Interest expense, net for the year ended December 31, 2016 decreased $35.6 million from the same period in 2015. Significant components of the changes in interest expense, net for the year ended December 31, 2016 compared to 2015 were a result of lower outstanding balances on the 2018 Notes and 2022 Notes from debt restructuring activities and note repurchases in 2015 and 2016. This was partially offset by additional interest from the 12.5% senior secured Second Lien Term Loan with certain affiliates of Fairfax Financial Holdings Limited in the aggregate principal amount of $300.0 million ("Fairfax Term Loan"), which closed in the fourth quarter of 2015. The decreases were also partially offset by lower capitalized interest primarily related to lower balances of unproved oil and natural gas properties and suspension of our drilling and development program in certain areas.

The Exchange Term Loans and a portion of the 1.75 Lien Term Loans are accounted for as a troubled debt restructuring pursuant to ASC 470-60, Troubled Debt Restructuring by Debtors. As such, the carrying amounts of the Exchange Term Loan and a portion of the 1.75 Lien Term Loans, whether designated as interest or as principal amount, are adjusted each time we make a payment. Interest expense is recognized on this portion of the 1.75 Lien Term Loans if the fair value of the PIK Payments exceeds the interest capitalized as part of the carrying value.

As a result of the bankruptcy proceedings, the Court may limit post-petition interest on debt that may be under secured or unsecured. On February 22, 2018, the Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement and the 1.5 Lien Notes. Furthermore, a significant portion of our indebtedness may be repaid, canceled or equitized as a result of the Chapter 11 Cases. Therefore, our interest expense may decrease in future periods.

Gain (loss) on derivative financial instruments - commodity derivatives

Our oil and natural gas derivative financial instruments resulted in net gains of $24.7 million, net losses of $34.1 million and net gains of $75.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Based on the nature of our derivative contracts, decreases in the related commodity price typically result in increases to the value of our derivatives contracts. The significant fluctuations demonstrate the high volatility in oil and natural gas prices between each of the periods.

The ultimate settlement amount of the unrealized portion of the derivative financial instruments is dependent on future commodity prices.

The following table presents our natural gas prices, before and after the impact of the cash settlement of our derivative financial instruments.

	Year Ended December 31,			Year to year change
Average realized pricing:	2017	2016	2015	2017-2016	2016-2015
Natural gas (per Mcf):
Net price, excluding derivatives	$2.51	$1.93	$2.06	$0.58	$(0.13)
Cash receipts (payments) on derivatives	(0.05)	0.24	0.74	(0.29)	(0.50)
Net price, including derivatives	$2.46	$2.17	$2.80	$0.29	$(0.63)
Oil (per Bbl):
Net price, excluding derivatives	$49.82	$38.05	$43.89	$11.77	$(5.84)
Cash receipts on derivatives	(0.15)	9.24	20.12	(9.39)	(10.88)
Net price, including derivatives	$49.67	$47.29	$64.01	$2.38	$(16.72)
Natural gas equivalent (per Mcfe):
Net price, excluding derivatives	$2.97	$2.38	$2.66	$0.59	$(0.28)
Cash receipts (payments) on derivatives	(0.05)	0.37	1.04	(0.42)	(0.67)
Net price, including derivatives	$2.92	$2.75	$3.70	$0.17	$(0.95)

Our net cash payments for 2017 were $4.1 million, or $0.05 per Mcfe, compared to net cash receipts of $39.1 million, or $0.37 per Mcfe, in 2016 and net cash receipts of $128.8 million, or $1.04 per Mcfe, in 2015. The differences between cash payments and cash receipts during 2017 and 2016 were primarily due to lower volumes hedged and higher oil and natural gas prices in the current period. The differences between the cash receipts during 2016 and 2015 were primarily due to lower volumes hedged and lower strike prices during 2016.

Gain on derivative financial instruments - common share warrants

Pursuant to ASC 815, we account for the warrants issued in connection with the issuance of the 1.5 Lien Notes and 1.75 Lien Term Loans during 2017 as derivative instruments and carry the warrants as a non-current liability at their fair value, with the increase or decrease in fair value being recognized in earnings. These warrants are measured at fair value on a recurring basis until the date of exercise or the date of expiration. We recorded a gain on the revaluation of the warrants of $159.2 million during the year ended December 31, 2017, primarily due to a decrease in EXCO's share price.

Gain (loss) on restructuring and extinguishment of debt

For the year ended December 31, 2017, we recorded a net loss on extinguishment of debt of $6.4 million. The net loss was primarily due to third-party fees incurred in connection with the Second Lien Term Loan Exchange. The exchange was accounted for as a modification of debt, and as a result, third-party fees were immediately expensed.

For the year ended December 31, 2016, we recorded a net gain on extinguishment of debt of $119.5 million. The net gain was primarily due to the repurchases of an aggregate of $179.1 million in principal amount of the 2018 Notes and 2022 Notes with an aggregate of $53.3 million in cash.

For the year ended December 31, 2015, we recorded a net gain of $193.3 million. We repurchased a portion of the outstanding 2018 Notes and 2022 Notes in exchange for the holders of such notes agreeing to act as lenders in connection with the Exchange Term Loan which resulted in a net gain of $165.1 million. Additionally, in the fourth quarter of 2015, we repurchased $40.8 million in principal of the 2018 Notes through open market repurchases with $12.0 million in cash resulting in a $28.2 million net gain on extinguishment of debt. The net gains on the transactions during 2016 and 2015 included an acceleration of the related deferred financing costs and notes discount, as well as direct costs associated with the transactions.

Equity loss

Our equity loss was $4.2 million, $16.4 million, and $15.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our equity loss for the year ended December 31, 2017 was primarily comprised of impairments of $5.2 million of EXCO's interest in a midstream investment in the East Texas and North Louisiana regions.

Our equity loss for the year ended December 31, 2016 was primarily comprised of impairments of $9.6 million to our midstream investments in the Appalachia region and the East Texas and North Louisiana regions. In addition, we had an impairment of $1.7 million to our investment that serves as the operator and owns an interest in our Appalachia assets ("OPCO") and a net loss of $2.8 million for the year ended December 31, 2016 from our equity method investment that owns and manages certain surface acreage in the North Louisiana region primarily due to its impairment of certain assets.

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

Income taxes

The following table presents a reconciliation of our income tax provision (benefit) for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Federal income taxes (benefit) provision at statutory rate of 35%	$8,630	$(77,860)	$(417,333)
Increases (reductions) resulting from:
Adjustments to the valuation allowance	(525,674)	82,459	459,843
Non-deductible compensation	3,206	5,019	2,399
State taxes net of federal benefit	(1,496)	(7,637)	(45,009)
Federal and state tax rate change	421,610	—	—
Non-deductible interest	149,577	—	—
Non-taxable gain on warrants	(55,716)	—	—
Other	159	821	100
Total income tax provision	$296	$2,802	$—

During the year ended December 31, 2017, we recognized a current income tax benefit of $1.4 million due to refunds for alternative minimum tax credits. During the years ended December 31, 2017 and 2016, we recognized deferred income tax expense of $1.7 million and $2.8 million, respectively, related to a deferred tax liability for tax deductible goodwill. During the year ended December 31, 2016, the book basis of goodwill exceeded the tax basis that caused the previous book and tax basis differences to change from a deferred tax asset to a deferred tax liability. The deferred tax liability related to goodwill is considered to have an indefinite life based on the nature of the underlying asset and cannot be offset under GAAP with a deferred tax asset with a definite life, such as NOLs. However, the deferred income tax expense is not expected to result in cash payments of income taxes in the foreseeable future.

	Year Ended December 31,
(in thousands)	2017	2016	2015
Income tax expense (benefit):
Current income tax benefit	$(1,420)	$—	$—
Deferred income tax expense	1,716	2,802	—
Total income tax expense	$296	$2,802	$—

During the years ended 2017, 2016 and 2015, we recognized a full valuation allowance against our net deferred tax assets. The utilization of our NOLs to offset taxable income in future periods may be limited if we undergo an ownership change based on the criteria in Section 382 of the Internal Revenue Code. See further discussion of the potential limitations on the utilization of our net operating losses as part of "Item 1A. Risk Factors".

As of December 31, 2017, 2016 and 2015, there were no unrecognized tax benefits, including interest and penalties that would be required to be recognized in our financial statements.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act ("Tax Act") which, among other things, lowered the U.S. Federal tax rate from 35% to 21%, repealed the corporate alternative minimum tax, and provided for a refund of previously accrued alternative minimum tax credits. We are still analyzing certain aspects of the Tax Act, which could potentially affect the measurement of our income tax balances and future income tax expense or benefit. See further discussion of the Tax Act in "Note 12. Income taxes" in the Notes to our Consolidated Financial Statements.

Our Liquidity, capital resources and capital commitments

Overview

Our primary sources of capital resources and Liquidity have historically consisted of internally generated cash flows from operations, borrowings under certain credit agreements, issuances of debt securities, dispositions of non-strategic assets, joint ventures and capital markets when conditions are favorable. Our ability to issue additional indebtedness, dispose assets, enter into joint ventures or access the capital markets may be substantially limited or nonexistent during our Chapter 11 proceedings and will require court approval in most instances. Accordingly, our Liquidity will depend mainly on cash generated from operating activities and available funds under the DIP Credit Agreement. Factors that could impact our Liquidity, capital resources and capital commitments include the following:

•
the outcome of potential strategic alternatives to maximize value for the benefit of our stakeholders as part of the Chapter 11 process, which may include a sale of certain or substantially all of our assets under Section 363 of the Bankruptcy Code, a plan of reorganization to equitize certain indebtedness, or a combination thereof;

•	significant costs associated with the bankruptcy process, including our ability to limit these costs by obtaining confirmation of a successful plan of reorganization in timely manner;

•	decisions from the Court related to requirements to pay interest on certain debt instruments during the bankruptcy process;

•	decisions from the Court related to the rejection of certain executory contracts, including certain sales, firm transportation and gathering contracts;

•	our ability to maintain compliance with debt covenants;

•	reductions to our borrowing base under the DIP Credit Agreement, which may begin on January 1, 2019 if we elect to extend the maturity of the DIP Credit Agreement;

•	our ability to fund, finance or repay indebtedness, including our ability to restructure our indebtedness during the Chapter 11 Cases;

•	limitations on our ability to incur certain types of indebtedness in accordance with our debt agreements;

•
requirements to provide certain vendors and other parties with letters of credit or cash deposits as a result of our credit quality, which reduce the amount of available borrowings under the DIP Credit Agreement;

•	the level of planned drilling activities;

•	the results of our ongoing drilling programs;

•	potential acquisitions and/or dispositions of oil and natural gas properties or other assets;

•	the integration of acquisitions of oil and natural gas properties or other assets;

•
our ability to effectively manage operating, general and administrative expenses and capital expenditure programs, specifically related to pricing pressures from key vendors utilized in our drilling, completion and operating activities;

•	reduced oil and natural gas revenues resulting from, among other things, depressed oil and natural gas prices and lower production from reductions to our drilling and development activities;

•	our ability to mitigate commodity price volatility with commodity derivative financial instruments; and

•	the potential outcome of litigation.

Recent events affecting Liquidity

Our Liquidity and ability to maintain compliance with debt covenants have been negatively impacted by the prolonged depressed oil and natural gas price environment, levels of indebtedness, and gathering, transportation and certain other commercial contracts. During 2017, we closed a series of transactions that were intended to improve our Liquidity and capital structure. Despite our significant efforts to improve our financial condition, we continued to face increasing liquidity concerns. Due to liquidity constraints and restrictions and limitations on our ability to pay interest in cash, common shares or additional indebtedness, we did not make our interest payment on the 1.75 Lien Term Loans that was due on December 20, 2017 and the interest payment on the Second Lien Term Loans that was due on December 26, 2017. In anticipation of certain events of default related to compliance with financial covenants and failure to pay interest on certain debt instruments, we entered into agreements with certain holders of the indebtedness under our EXCO Resources Credit Agreement, 1.5 Lien Notes, and 1.75 Lien Term Loans to forbear from exercising their rights and remedies as a result of an event of default under such debt instruments until January 15, 2018. Our Liquidity was $55.5 million as of December 31, 2017.
On January 15, 2018, the Company and the Filing Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On January 22, 2018, we closed the DIP Credit Agreement, which includes an initial borrowing base of $250.0 million. The proceeds from the DIP Credit Agreement were used to refinance all obligations outstanding under the EXCO Resources Credit Agreement and will provide additional liquidity to fund our operations during the Chapter 11 process. Our capital budget for 2018 is limited to $125.0 million in order to preserve our Liquidity during the pendency of the bankruptcy process. We expect to incur significant costs associated with the bankruptcy process, including legal, financial and restructuring advisors to the Company and certain of our creditors. Our ability to obtain confirmation of a successful plan of reorganization in timely manner is critical to ensuring our Liquidity is sufficient during the bankruptcy process.

The following table presents information relating to our Liquidity and outstanding debt as of December 31, 2017 and February 28, 2018:

(in thousands)	December 31, 2017	February 28, 2018
DIP Credit Agreement	$—	$156,406
EXCO Resources Credit Agreement	126,401	—
1.5 Lien Notes	316,958	316,958
1.75 Lien Term Loans	708,926	708,926
Exchange Term Loan	17,246	17,246
2018 Notes	131,345	131,345
2022 Notes	70,169	70,169
Total principal balance of debt	$1,371,276	$1,401,050
Net debt	$1,316,408	$1,295,884
Borrowing base	$150,000	$250,000
Unused borrowing base (1)	$605	$69,600
Cash (2)	$54,868	$105,166
Unused borrowing base plus cash	$55,473	$174,766

(1)	Net of $23.0 million and $24.0 million in letters of credit as of December 31, 2017 and February 28, 2018, respectively.

(2)	Includes restricted cash of $15.3 million and $7.4 million at December 31, 2017 and February 28, 2018, respectively.
As of January 15, 2018, we had approximately $1.4 billion in principal amount of indebtedness. The filing of the Chapter 11 Cases described above constituted an event of default that accelerated our obligations under the following debt instruments:

•	EXCO Resources Credit Agreement;

•	1.5 Lien Notes;

•	1.75 Lien Term Loans;

•	2018 Notes; and

•	2022 Notes.
These debt instruments provide that as a result of the commencement of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments are automatically stayed as a result of the commencement of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code.
The proceeds from the DIP Facilities were used to refinance all obligations under the EXCO Resources Credit Agreement and the EXCO Resources Credit Agreement was terminated. The DIP Credit Agreement contains certain financial covenants, including, but not limited to:

•	our cash (as defined in the DIP Credit Agreement) plus unused commitments under the DIP Credit Agreement cannot be less than of $20.0 million ("Minimum Liquidity Test"); and

•
aggregate disbursements cannot exceed 120% of the aggregate disbursements (excluding professional fees incurred in the Chapter 11 Cases) set forth in the 13-week forecasts provided to the administrative agent of the DIP Credit Agreement. The testing period is based on the immediately preceding four-week period and is measured every two weeks. The 13-week forecast is provided to the administrative agent on a monthly basis and shall be consistent in all material respects with the applicable period covered by the 2018 budget that was previously delivered to the administrative agent of the DIP Credit Agreement.

The DIP Credit Agreement contains events of default, including: (i) conversion of the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code and (ii) appointment of a trustee, examiner or receiver in the Chapter 11 Cases.

The DIP Facilities will mature on the earliest of (a) 12 months from the initial borrowings on January 22, 2018, (b) the effective date of a plan of reorganization in the Chapter 11 Cases and (c) the date of termination of all revolving commitments and/or the acceleration of the obligations under the DIP Facilities following an event of default. We have the option, subject to certain conditions, to extend the maturity of the DIP Facilities to the date that is 18 months from the initial borrowing date. See further discussion of the DIP Credit Agreement in "Note 17. Subsequent events" in the Notes to our Consolidated Financial Statements.

Historical sources and uses of funds
Net increases (decreases) in cash are summarized as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net cash provided by (used in) operating activities	$54,411	$(414)	$134,027
Net cash used in investing activities	(182,551)	(55,009)	(300,833)
Net cash provided by (used in) financing activities	158,669	52,244	132,748
Net increase (decrease) in cash	$30,529	$(3,179)	$(34,058)

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

For the year ended December 31, 2017, our net cash provided by operating activities was $54.4 million as compared to net cash used in operating activities of $0.4 million for the year ended December 31, 2016. The increase was primarily due to higher oil and natural gas prices, lower cash interest payments and more favorable working capital conversions, partially offset by lower production and lower cash receipts on derivative contracts.

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

Investing activities

Our investing activities consist primarily of drilling and development expenditures, acquisitions and divestitures. Future acquisitions are dependent on oil and natural gas prices, availability of attractive acreage and other oil and natural gas properties, acceptable rates of return, and availability of capital.

For the year ended December 31, 2017, our net cash used in investing activities of $182.6 million primarily consisted of $147.0 million of drilling and completion activities in the North Louisiana region. In addition, we acquired oil and gas properties and undeveloped acreage in the North Louisiana region for $24.2 million.

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

Financing activities

For the year ended December 31, 2017, our net cash provided by financing activities was $158.7 million. We received $295.5 million of net proceeds from the 1.5 Lien Notes, which we used to repay borrowings under the EXCO Resources Credit Agreement in the amount of $265.6 million. We subsequently had net borrowings of $163.4 million under the EXCO Resources Credit Agreement, which exhausted substantially all of our remaining unused commitments under the EXCO Resources Credit Agreement. In addition, we made payments of $22.1 million related to debt restructuring activities during the first quarter of 2017, and we made payments of $11.6 million on the Exchange Term Loan, which reduced its carrying value.

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

Capital expenditures

During 2017, our capital expenditures, including oil and natural gas property acquisitions, totaled $189.9 million, of which $147.9 million was primarily related to the development of the Haynesville shale and the appraisal of the Bossier shale in North Louisiana. Our development program in North Louisiana during 2017 included drilling 29 gross (17.9 net) operated wells and turning-to-sales 12 gross (8.4 net) operated wells. The development program in this region included a significant amount of capital expenditures on wells that will be completed in subsequent years. As of December 31, 2017, we had 17 gross (9.3 net) operated wells in North Louisiana that were drilled and waiting on completion or in various stages of the completion process. In addition, we restarted development activities in South Texas focused on the Eagle Ford shale in late 2017. This included drilling 2 gross (1.6 net) operated wells during 2017. Our oil and natural gas property acquisitions during 2017 primarily included incremental interests in certain oil and natural gas properties that we operate and undeveloped acreage in the North Louisiana region.

During 2016, our capital expenditures, including oil and natural gas property acquisitions, totaled $79.4 million, of which $62.3 million was related to drilling and completion activities. Our development program during 2016 included an operated drilling rig for a portion of the year focused on the Haynesville shale in North Louisiana, to drill and complete 6 gross (5.2 net) operated wells. The wells drilled in 2016 featured a modified Haynesville shale well design which included enhanced completion methods, including the use of more proppant and longer laterals. We also completed 8 gross (3.6 net) operated wells in the Haynesville and Bossier shales in the Shelby area of East Texas.

During 2015, our capital expenditures, including oil and natural gas property acquisitions, totaled $284.8 million, of which $228.5 million was related to drilling and development activities. Our development program during 2015 focused primarily on the Haynesville and Bossier shales in the Shelby area of East Texas. Our development activities in North Louisiana during 2015 included limited drilling as well as completion activities. Our capital expenditures in the South Texas region focused on the development of the Eagle Ford shale and the Buda formation, as well as the leasing of acreage in Zavala County, Texas. As a result of the decline in oil prices, we suspended our drilling in the South Texas region in the fourth quarter of 2015. We drilled an appraisal well in the Marcellus shale in Northeast Pennsylvania, which will be turned-to-sales in 2018 upon construction of a gathering line.

The following table presents our capital expenditures for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
(in thousands)	2017	2016	2015
Capital expenditures:
Lease purchases and seismic	$5,854	$767	$13,364
Development capital expenditures	147,861	62,328	228,545
Field operations, gathering and water pipelines	220	667	6,672
Corporate and other	11,483	14,637	28,602
Total capital expenditures excluding oil and natural gas property acquisitions	165,418	78,399	277,183
Oil and natural gas property acquisitions	24,465	1,031	7,608
Total capital expenditures including oil and natural gas property acquisitions	$189,883	$79,430	$284,791

2018 Capital Budget

Our capital budget for 2018 includes $124.0 million for drilling and completion activities focused on the Haynesville and Eagle Ford shales. The development of the Haynesville shale in North Louisiana includes drilling 1 gross (0.7 net) operated well and the completion of 11 gross (6.7 net) operated wells. The completion activities in North Louisiana primarily include wells drilled in prior year. Our development program for the Eagle Ford shale includes the drilling of 10 gross (8.0 net) operated wells and completion of 12 gross (9.6 net) operated wells that will preserve the value of certain acreage with leasehold obligations. Our drilling and completion activities include $21.0 million to participate in the development of non-operated wells. In addition, we plan to spend a limited amount of capital on maintenance and leasehold costs. The capital expenditures associated with the development plans are highly concentrated in the first half of 2018. The 2018 capital budget is currently allocated as follows:

(in thousands)	2018 Capital Budget
Lease purchases and seismic	$4,000
Development capital expenditures	113,000
Field operations, gathering and water pipelines	3,000
Corporate and other	4,000
Total capital expenditures	$124,000

Derivative financial instruments

Our production is generally sold at prevailing market prices. We have historically entered into oil and natural gas derivative contracts for a portion of our production to mitigate the impact of commodity price fluctuations and achieve a more predictable cash flow associated with our operations. These transactions limit our exposure to declines in prices, but also limit the benefits we would realize if oil and natural gas prices increase.

As of December 31, 2017, we had derivative financial instruments in place for the volumes and prices shown below:

	NYMEX gas volume - Bbtu	Weighted average contract price per Mmbtu	NYMEX oil volume - Mbbl	Weighted average contract price per Bbl
Swaps:
2018	3,650	$3.15	—	—

In January 2018, the counterparty to our remaining swap contracts early terminated the outstanding contracts effective January 31, 2018. We received proceeds of $0.5 million for the settlement of these contracts in February 2018. As a result, we no longer have any derivative financial instruments to mitigate the impact of fluctuations in the market prices of oil and natural gas. Historically, oil and natural gas prices have been volatile and are dependent on factors outside of our control. Reductions in the market price of oil and natural gas prices in the future may adversely affect our revenues as well as our ability to fund our operations and maintain compliance with debt covenants. See further details on our derivative financial instruments in "Note 4. Derivative financial instruments" and "Note 6. Fair value measurements" in the Notes to our Consolidated Financial Statements.

Off-balance sheet arrangements

As of December 31, 2017, we had no arrangements or any guarantees of off-balance sheet debt to third parties.

Contractual obligations and commercial commitments

The following table presents our contractual obligations and commercial commitments as of December 31, 2017 and does not include those of our equity method investments. Our remaining obligations under many of these obligations and commitments will be materially impacted by the outcome of our Chapter 11 proceedings. See "Note 17. Subsequent events" in the Notes to our Consolidated Financial Statements for additional information.

	Payments due by period
(in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
EXCO Resources Credit Agreement (1)	$126,401	$—	$—	$—	$126,401
1.5 Lien Notes (2)	—	—	316,958	—	316,958
1.75 Lien Term Loans (3)	—	708,926	—	—	708,926
Exchange Term Loan (4)	—	17,246	—	—	17,246
Senior Notes (5)	131,576	—	70,169		201,745
Gathering and firm transportation services (6)	87,621	94,004	66,612	94,443	342,680
Other fixed commitments (7)	3,222	4,364	1,601	—	9,187
Drilling contracts (8)	1,138	—	—	—	1,138
Operating leases and other	3,760	4,771	36	—	8,567
Total contractual obligations	$353,718	$829,311	$455,376	$94,443	$1,732,848

(1)
The EXCO Resources Credit Agreement matures on July 31, 2018. The interest rate grid on the revolving credit facility of the EXCO Resources Credit Agreement ranges from LIBOR plus 225 bps to 325 bps (or ABR plus 125 bps to 225 bps), depending on the percentages of drawn balances to the borrowing base. On January 22, 2018, we utilized the proceeds from the DIP Facilities to refinance all obligations under the EXCO Resources Credit Agreement.

(2)
The 1.5 Lien Notes mature on March 20, 2022. The 1.5 Lien Notes bear interest at a cash interest rate of 8% per annum, or, if we elect to make interest payments on the 1.5 Lien Notes by issuing common shares or additional 1.5 Lien Notes, at an interest rate of 11% per annum. Based on the outstanding principal balance as of December 31, 2017, the annual interest obligation is $25.4 million if paid in cash or $34.9 million if paid in-kind with additional 1.5 Lien Notes or common shares.

(3)
The 1.75 Lien Term Loans mature on October 26, 2020. The 1.75 Lien Term Loans bear interest at a cash interest rate of 12.5% per annum, or, if we elect to make interest payments on the 1.75 Lien Term Loans by issuing common shares additional 1.75 Lien Term Loans, at an interest rate of 15% per annum. Based on the outstanding principal balance as of December 31, 2017, the annual interest obligation is $88.6 million if paid in cash or $106.3 million if paid in-kind with additional 1.75 Lien Term Loans or common shares.

(4)
The Exchange Term Loan matures on October 26, 2020. Based on the outstanding principal balance as of December 31, 2017, the annual interest obligation on the Exchange Term Loan is $2.2 million based on the interest rate of 12.5% per annum.

(5)
The 2018 Notes are due on September 15, 2018 and the 2022 Notes are due on April 15, 2022. Based on the outstanding principal balance at December 31, 2016, the annual interest obligation on the 2018 Notes and 2022 Notes is $7.0 million and $6.0 million, respectively.

(6)
Gathering and firm transportation services reflect contracts whereby EXCO commits to transport a minimum quantity of natural gas on a gatherer's system or a shipper's pipeline. Whether or not EXCO delivers the minimum quantity, we pay the fees as if the quantities were delivered. These expenses represent our gross commitments under these contracts and a portion of these costs will be incurred by working interest and other owners. As described in "Note 2. Summary of significant accounting policies" in the Notes to our Consolidated Financial Statements, we report these costs as gathering and transportation expenses or as a reduction in total sales price received from the purchaser. In addition, our variable rate gathering and firm transportation contracts do not have a minimum volume commitment and are not included in the table above. As such, our gathering and firm transportation services presented in the table above may not be representative of the amounts reported as gathering and transportation expenses in our Consolidated Financial Statements.
During 2017, we accelerated the remaining costs under a firm transportation agreement as a result of our default. As of December 31, 2017, the unpaid amounts and remaining charges under this agreement were $67.3 million and are recorded as a liability in "Revenue and royalties payable" in our Consolidated Balance Sheet. Therefore, the amounts payable related to this agreement were excluded from the table above. In addition, we are in litigation related to certain other sales and transportation contracts. The commitments related to the contracts currently in litigation are included in the table above and the termination of these contracts will not be reflected in our financial results until the litigation is resolved and it is deemed to be realized in accordance with GAAP. See "Note 8. Commitments and contingencies" in the Notes to our Consolidated Financial Statements for additional information.

(7)	Other fixed commitments are primarily related to minimum sales commitments under marketing contracts.

(8)
Drilling contracts represent the contractual rate for our operated rigs through the term of the contracts as of December 31, 2017. The actual drilling costs under these contracts will be incurred by working interest owners in the development of the related properties.

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
Commodity price risk
Our most significant market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas. Pricing for oil and natural gas production is volatile. For the year ended December 31, 2017, a $1.00 decrease in the average commodity price per Mcfe would have resulted in a decrease in oil and natural gas revenues, excluding the impact of commodity derivative financial instruments, of approximately $87.1 million.
We have historically entered into derivative financial instruments to manage our exposure to commodity price fluctuations, protect our returns on investments, and achieve a more predictable cash flow in connection with our financing activities and borrowings related to these activities. These transactions limit exposure to declines in prices, but also limit the benefits we would realize if oil and natural gas prices increase. Subsequent to the early termination of a natural gas swap contract in January 2018, our future production is not covered by any commodity derivative financial instruments. During the Chapter 11 proceedings, our ability to enter into new commodity derivative contracts covering additional estimated future production is limited under the DIP Credit Agreement. We are only permitted to enter into additional commodity derivative contracts with lenders under the DIP Credit Agreement. As a result, we may not be able to enter into additional commodity derivative contracts covering our production in future periods on favorable terms or at all. If we cannot or choose not to enter into commodity derivative contracts in the future, we could be more affected by changes in commodity prices. Our inability to hedge the risk of low commodity prices in the future, on favorable terms or at all, could have a material adverse impact on our business, financial condition and results of operations.
Interest rate risk
At December 31, 2017, our exposure to interest rate changes related primarily to borrowings under the EXCO Resources Credit Agreement. The interest rates per annum on the 2018 Notes, 2022 Notes and Second Lien Term Loans are fixed at 7.5%, 8.5% and 12.5%, respectively. The 1.5 Lien Notes bear interest at a cash interest rate of 8% per annum, or, if we elect to make interest payments on the 1.5 Lien Notes with our common shares or, in certain circumstances, by issuing additional 1.5 Lien Notes, at an interest rate of 11% per annum. The 1.75 Lien Term Loans bear interest at a cash rate of 12.5% per annum, or, if we elect to pay interest on the 1.75 Lien Term Loans with our common shares or, in certain circumstances, by issuing additional 1.75 Lien Term Loans, at an interest rate of 15.0% per annum.
On January 22, 2018, we closed the DIP Credit Agreement and utilized the proceeds to refinance all obligations outstanding under the EXCO Resources Credit Agreement. Interest is payable on borrowings under the DIP Credit Agreement based on an adjusted LIBOR plus 4.00% per annum. At February 28, 2018, we had approximately $156.4 million in outstanding borrowings under the DIP Credit Agreement. A 1.0% increase in interest rates (100 bps) based on the variable borrowings as of February 28, 2018 would result in an increase in our interest expense of approximately $1.6 million per year. The interest we pay on these borrowings is set periodically based upon market rates.

Equity price risk
Our exposure to changes in our common share price primarily relate to the 2017 Warrants. We account for the 2017 Warrants as derivative instruments and record the warrants as a non-current liability at fair value, with the change in fair value recognized in earnings. The 2017 Warrants will be measured at fair value on a recurring basis until the underlying common share warrants are exercised or the date of expiration. The 2017 Warrants had a fair value of $2.0 million on December 31, 2017. As of December 31, 2017, a 10% increase in the price of our common shares would have increased the fair value of the liability related to the 2017 Warrants by approximately $0.3 million. As discussed in "Item 1A. Risk Factors", we believe it is highly likely that our existing common shares will be canceled at the conclusion of our Chapter 11 proceedings, and the holders of our existing common shares will be entitled to a limited recovery, if any.

Item 8.	Financial Statements and Supplementary Data
EXCO Resources, Inc.

Management's Report on Internal Control Over Financial Reporting
To the Board of Directors and Shareholders of
EXCO Resources, Inc.:

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance to management and our Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on management's assessment, management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

The effectiveness of EXCO Resources, Inc.'s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

By:	/s/ Harold L. Hickey	By:	/s/ Tyler S. Farquharson
Title:	Chief Executive Officer and President	Title:	Vice President, Chief Financial Officer and Treasurer

Dallas, Texas
March 15, 2018

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
EXCO Resources, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EXCO Resources, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on January 15, 2018, which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2006

Dallas, Texas
March 15, 2018

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
EXCO Resources, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited EXCO Resources, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes, (collectively, the consolidated financial statements) and our report dated March 15, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Dallas, Texas
March 15, 2018

EXCO RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$39,597	$9,068
Restricted cash	15,271	11,150
Accounts receivable, net:
Oil and natural gas	55,692	52,674
Joint interest	30,570	25,905
Other	1,976	3,813
Derivative financial instruments - commodity derivatives	1,150	—
Other current assets	23,574	8,007
Total current assets	167,830	110,617
Equity investments	14,181	24,365
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	118,652	97,080
Proved developed and undeveloped oil and natural gas properties	3,107,566	2,939,923
Accumulated depletion	(2,752,311)	(2,702,245)
Oil and natural gas properties, net	473,907	334,758
Other property and equipment, net and other non-current assets	21,274	23,661
Deferred financing costs, net	—	4,376
Derivative financial instruments	—	482
Goodwill	163,155	163,155
Total assets	$840,347	$661,414
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$68,277	$54,762
Revenues and royalties payable	207,956	120,845
Accrued interest payable	27,637	4,701
Current portion of asset retirement obligations	600	344
Income taxes payable	—	—
Derivative financial instruments - commodity derivatives	—	27,711
Current maturities of long-term debt	1,362,500	50,000
Total current liabilities	1,666,970	258,363
Long-term debt	—	1,258,538
Deferred income taxes	4,518	2,802
Derivative financial instruments - commodity derivatives	—	464
Derivative financial instruments - common share warrants	1,950	—
Asset retirement obligations and other long-term liabilities	13,108	13,153
Commitments and contingencies	—	—
Shareholders’ equity:
Common shares, $0.001 par value; 260,000,000 authorized shares; 21,670,186 shares issued and 21,630,541 shares outstanding at December 31, 2017; 18,915,952 shares issued and 18,876,307 shares outstanding at December 31, 2016	22	19
Additional paid-in capital	3,539,422	3,538,080
Accumulated deficit	(4,378,011)	(4,402,373)
Treasury shares, at cost; 39,645 at December 31, 2017 and 2016	(7,632)	(7,632)
Total shareholders’ equity	(846,199)	(871,906)
Total liabilities and shareholders’ equity	$840,347	$661,414
See accompanying notes.

EXCO RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Revenues:
Oil	$57,693	$67,317	$102,787
Natural gas	201,137	181,332	226,471
Purchased natural gas and marketing	24,816	22,352	26,442
Total revenues	283,646	271,001	355,700
Costs and expenses:
Oil and natural gas operating costs	35,011	34,609	53,903
Production and ad valorem taxes	13,131	15,380	22,630
Gathering and transportation	111,427	106,460	99,321
Purchased natural gas	23,400	23,557	27,369
Depletion, depreciation and amortization	51,040	75,982	215,426
Impairment of oil and natural gas properties	—	160,813	1,215,370
Accretion of discount on asset retirement obligations	874	2,210	2,277
General and administrative	30,165	48,700	58,818
Other operating items	59,154	24,239	461
Total costs and expenses	324,202	491,950	1,695,575
Operating loss	(40,556)	(220,949)	(1,339,875)
Other income (expense):
Interest expense, net	(108,175)	(70,438)	(106,082)
Gain (loss) on derivative financial instruments - commodity derivatives	24,732	(34,137)	75,869
Gain on derivative financial instruments - common share warrants	159,190	—	—
Gain (loss) on restructuring and extinguishment of debt	(6,380)	119,457	193,276
Other income	31	43	122
Equity loss	(4,184)	(16,432)	(15,691)
Total other income (expense)	65,214	(1,507)	147,494
Income (loss) before income taxes	24,658	(222,456)	(1,192,381)
Income tax expense	296	2,802	—
Net income (loss)	$24,362	$(225,258)	$(1,192,381)
Earnings (loss) per common share:
Basic:
Net income (loss)	$1.14	$(12.09)	$(65.37)
Weighted average common shares outstanding	21,288	18,630	18,241
Diluted:
Net income (loss)	$1.14	$(12.09)	$(65.37)
Weighted average common shares and common share equivalents outstanding	21,288	18,630	18,241

See accompanying notes.

EXCO RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2017	2016	2015
Operating Activities:
Net income (loss)	$24,362	$(225,258)	$(1,192,381)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax expense	1,716	2,802	—
Depletion, depreciation and amortization	51,040	75,982	215,426
Equity-based compensation	(11,430)	14,778	7,198
Accretion of discount on asset retirement obligations	874	2,210	2,277
Impairment of oil and natural gas properties	—	160,813	1,215,370
Loss from equity investments	4,184	16,432	15,691
Proceeds from equity investments	4,452	—
(Gain) loss on derivative financial instruments - commodity derivatives	(24,732)	34,137	(75,869)
Cash receipts (payments) of commodity derivative financial instruments	(4,111)	39,149	128,800
Gain on derivative financial instruments - common share warrants	(159,190)	—	—
Amortization of deferred financing costs and discount on debt issuance	26,960	9,256	16,994
Paid in-kind interest expense	59,464	—	—
Other non-operating items	2,006	24,073	(32)
Gain (loss) on restructuring and extinguishment of debt	6,380	(119,457)	(193,276)
Effect of changes in:
Restricted cash with related party	—	2,100	(2,100)
Accounts receivable	(7,160)	(19,763)	88,610
Other current assets	(12,498)	(1,716)	434
Accounts payable and other current liabilities	92,094	(15,952)	(93,115)
Net cash provided by (used in) operating activities	54,411	(414)	134,027
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment	(147,016)	(79,393)	(317,590)
Property acquisitions	(24,151)	(1,032)	(7,608)
Proceeds from disposition of property and equipment	350	14,349	7,397
Restricted cash	(4,121)	7,970	4,850
Net changes in advances to joint ventures	(9,161)	3,097	10,663
Equity investments and other	1,548	—	1,455
Net cash used in investing activities	(182,551)	(55,009)	(300,833)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	163,401	404,897	165,000
Repayments under EXCO Resources Credit Agreement	(265,592)	(243,797)	(300,000)
Proceeds received from issuance of 1.5 Lien Notes, net	295,530	—	—
Repurchases of senior unsecured notes	—	(53,298)	(12,008)
Proceeds received from issuance of Fairfax Term Loan	—	—	300,000
Payments on Exchange Term Loan	(11,602)	(50,695)	(8,827)
Proceeds from issuance of common shares, net	—	—	9,693
Payments of common share dividends	(6)	(91)	(164)
Deferred financing costs and other	(23,062)	(4,772)	(20,946)
Net cash provided by (used in) financing activities	158,669	52,244	132,748
Net increase (decrease) in cash	30,529	(3,179)	(34,058)
Cash at beginning of period	9,068	12,247	46,305
Cash at end of period	$39,597	$9,068	$12,247
Supplemental Cash Flow Information:
Cash interest payments	$27,786	$68,134	$117,463
Income tax payments	—	—	—
Supplemental non-cash investing and financing activities:
Capitalized equity-based compensation	$1,000	$752	$3,428
Capitalized interest	6,440	5,213	12,040

See accompanying notes.

EXCO RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Shares		Treasury Shares		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2014	18,301	$18	(39)	$(7,615)	$3,502,461	$(2,984,860)	$510,004
Issuance of common shares	392	1	—	—	9,843	—	9,844
Equity-based compensation	—	—	—	—	10,106	—	10,106
Restricted shares issued, net of cancellations	227	—	—	—	—	—	—
Common share dividends	—	—	—	—	—	121	121
Treasury share repurchases	—	—	(1)	(17)	—	—	(17)
Net loss	—	—	—	—	—	(1,192,381)	(1,192,381)
Balance at December 31, 2015	18,920	$19	(40)	$(7,632)	$3,522,410	$(4,177,120)	$(662,323)
Issuance of common shares	16	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	15,662	—	15,662
Restricted shares issued, net of cancellations	(20)	—	—	—	8	—	8
Common share dividends	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(225,258)	(225,258)
Balance at December 31, 2016	18,916	$19	(40)	$(7,632)	$3,538,080	$(4,402,373)	$(871,906)
Issuance of common shares	2,746	3	—	—	11,395	—	11,398
Equity-based compensation	—	—	—	—	(10,053)	—	(10,053)
Restricted shares issued, net of cancellations	8	—	—	—	—	—	—
Net income	—	—	—	—	—	24,362	24,362
Balance at December 31, 2017	21,670	$22	(40)	$(7,632)	$3,539,422	$(4,378,011)	$(846,199)

See accompanying notes.

EXCO RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and basis of presentation

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

•Appalachia
The Appalachia region is primarily comprised of our Marcellus shale assets. We had a joint venture with Shell covering our Marcellus shale and other assets in the Appalachia region ("Appalachia JV"). EXCO and Shell each owned an undivided 50% interest in the Appalachia JV and a 49.75% working interest in the Appalachia JV's properties. The remaining 0.5% working interest is held by a jointly owned operating entity ("OPCO") that operates the Appalachia JV's properties. We owned a 50% interest in OPCO. On February 27, 2018, we closed a settlement agreement with a subsidiary of Shell to resolve arbitration regarding our right to participate in an area of mutual interest in the Appalachia region ("Appalachia JV Settlement"). As a result of the Appalachia JV Settlement, we acquired Shell's interests in the Appalachia JV and OPCO. See further discussion of this settlement as part of "Note 17. Subsequent events".

The accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015 are for EXCO and its subsidiaries. The Consolidated Financial Statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain reclassifications have been made to prior period information to conform to current period presentation.
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
Chapter 11 Cases and Going Concern Assessment
On January 15, 2018, the Company and certain of its subsidiaries, including EXCO Services, Inc., EXCO Partners GP, LLC, EXCO GP Partners OLP, LP, EXCO Partners OLP GP, LLC, EXCO Operating Company, LP, EXCO Midcontinent MLP, LLC, EXCO Holding (PA), Inc., EXCO Production Company (PA), LLC, EXCO Resources (XA), LLC, EXCO Production Company (WV), LLC, EXCO Land Company, LLC, EXCO Holding MLP, Inc., Raider Marketing, LP, Raider Marketing GP, LLC (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (“Court”). The Chapter 11 cases are being jointly administered under the caption In Re EXCO Resources, Inc., Case No. 18-30155 (MI) ("Chapter 11 Cases"). The Court granted all of the first day motions filed by the Debtors that were designed primarily to minimize the impact of the Chapter 11 proceedings on our operations, customers and employees. We will continue to operate our businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. We expect to continue our operations without interruption during the pendency of the Chapter 11 proceedings.
For the duration of the Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to risks and uncertainties associated with Chapter 11 proceedings described in "Item 1A. Risk Factors”. As a result of these risks and uncertainties, our assets, liabilities, shareholders' equity, officers and/or directors could be significantly different following the conclusion of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in this annual report may not accurately reflect our operations, properties and capital plans following the Chapter 11 Cases. See further discussion of the Chapter 11 proceedings in "Note 17. Subsequent events".
We were not able to reach an agreement with our creditors for a plan of reorganization prior to commencement of the Chapter 11 Cases. Therefore, the outcome of our Chapter 11 process is subject to a high degree of uncertainty and is dependent upon factors outside of our control, including actions of the Court and our creditors. The significant risks and uncertainties related to our Liquidity and Chapter 11 proceedings described above raise substantial doubt about our ability to continue as a going concern. These Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. The accompanying Consolidated Financial Statements do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities.

2.	Summary of significant accounting policies

Principles of consolidation

We consolidate all of our subsidiaries in the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016 and the Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Changes in Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015. Investments in unconsolidated affiliates in which we are able to exercise significant influence are accounted for using the equity method. We use the cost method of accounting for investments in unconsolidated affiliates in which we are not able to exercise significant influence. All intercompany transactions and accounts have been eliminated.

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

Concentration of credit risk and accounts receivable

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, trade receivables and our derivative financial instruments. We place our cash with financial institutions which we believe have sufficient credit quality to minimize risk of loss. We sell oil and natural gas to various customers. In addition, we participate with other parties in the drilling, completion and operation of oil and natural gas wells. The majority of our accounts receivable are due from either purchasers of oil or natural gas or participants in oil and natural gas wells for which we serve as the operator. We have the right to offset future revenues against unpaid charges related to wells which we operate. Oil and natural gas receivables are generally uncollateralized. The allowance for doubtful accounts was immaterial at both December 31, 2017 and 2016. We place our derivative financial instruments with financial institutions that we believe have high credit ratings. To mitigate our risk of loss due to default, we have entered into master netting agreements with our counterparties on our derivative financial instruments that allow us to offset our asset position with our liability position in the event of a default by the counterparty.

For the years ended December 31, 2017, 2016 and 2015, sales to BG Energy Merchants LLC, and subsequently a subsidiary of Shell accounted for approximately 32%, 24% and 20%, respectively, of total consolidated revenues. BG Energy Merchants LLC was a subsidiary of BG Group, plc ("BG Group") until the acquisition of BG Group by Shell in early 2016. In January 2018, we discontinued the sale of natural gas to Shell in the East Texas and North Louisiana regions as a result of litigation regarding certain natural gas sales contracts. See further discussion in "Item 3. Legal proceedings" and in "Note 8. Commitments and contingencies". We have not experienced any interruptions or negative impact to our natural gas sales prices as a result the discontinuance of sales to Shell in these regions. For the years ended December 31, 2017, 2016 and 2015, Chesapeake Energy Marketing Inc. accounted for approximately 17%, 32%, and 38% respectively, of total consolidated revenues. Chesapeake Energy Marketing Inc. is a subsidiary of Chesapeake Energy Corporation ("Chesapeake").

Derivative financial instruments

Our derivative financial instruments are comprised of commodity derivative contracts and the 2017 Warrants (as defined in "Note 4. Derivative financial instruments"). We use commodity derivative financial instruments to mitigate the impacts of commodity price fluctuations, protect our returns on investments and achieve a more predictable cash flow. FASB ASC 815, Derivatives and Hedging, ("ASC 815"), requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its estimated fair value. ASC 815 requires that changes in the derivative's estimated fair value be recognized in earnings unless specific hedge accounting criteria are met, or exemptions for normal purchases and normal sales as permitted by ASC 815 exist. We do not designate our derivative financial instruments as hedging instruments and, as a result, recognize the change in a derivative's estimated fair value in earnings as a component of other income or expense. Our derivative financial instruments are not held for trading purposes.

Oil and natural gas properties

The accounting for, and disclosure of, oil and natural gas producing activities require that we choose between two GAAP alternatives: the full cost method or the successful efforts method. We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs of oil and natural gas properties. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and natural gas properties, properties under development and major development projects, collectively totaled $118.7 million and $97.1 million as of December 31, 2017 and 2016, respectively, and are not subject to depletion. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment or the need to transfer unproved costs to proved properties as a result of extension or discoveries from drilling operations or determination that no Proved Reserves are attributable to such costs. In determining whether such costs should be impaired or transferred, we evaluate lease expiration dates, recent drilling results, future development plans and current market values. Our undeveloped properties are predominantly held-by-production, which reduces the risk of impairment as a result of lease expirations. There were no impairments of unproved properties during 2017 and 2016 and we impaired $88.1 million of unproved properties during 2015. The impairment was recorded to reflect the estimated fair value of our undeveloped properties as a result of the decline in oil and natural gas prices. The impairment also included certain expiring acreage that was no longer part of our drilling plans. See "Note 6. Fair value measurements" for further discussion.

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

	Average spot prices
	Oil (per Bbl)	Natural gas (per Mmbtu)
December 31, 2017	$51.34	$2.98
December 31, 2016	42.75	2.48
December 31, 2015	50.28	2.59

For the year ended December 31, 2017, we did not recognize impairments to our proved oil and natural gas properties. For the year ended December 31, 2016 and 2015, we recognized impairments to our proved oil and natural gas properties of $160.8 million and $1.2 billion, respectively. The impairments were primarily due to the decline in oil and natural gas prices.

As of December 31, 2017, we did not recognize any Proved Undeveloped Reserves due to our inability to meet the Reasonable Certainty criteria as prescribed under the SEC requirements as a result of the uncertainty regarding our availability of capital required to develop these reserves.  We have a significant amount of reserves that would meet the criteria to be classified as Proved Undeveloped Reserves if we were able to demonstrate the financial capability to execute a development plan.

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

Other property and equipment, net and other non-current assets

Other property and equipment, net and other non-current assets is primarily comprised of surface acreage and buildings and equipment associated with field offices located in our South Texas region. The buildings and equipment are capitalized at cost and depreciated on a straight line basis over their estimated useful lives ranging from 3 to 15 years.

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

We consider our enterprise value, calculated as the combined market capitalization of our equity plus the fair value of our debt, in determining the fair value of our reporting unit. As part of the determination of the fair value of our reporting unit, we corroborate our enterprise value to the results of the valuation model in which we apply a two-part, equally weighted approach in determining the fair value of our business. We perform an income approach, which uses a discounted cash flow model to value our business, and a market approach, in which our value is determined using trading metrics and transaction multiples of peer companies.

As a result of testing, the fair value of our business significantly exceeded the carrying value of net assets at December 31, 2017 and we did not record an impairment charge for the periods ending December 31, 2017, 2016 or 2015.

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

The following is a reconciliation of our asset retirement obligations for the periods indicated:

	December 31,
(in thousands)	2017	2016	2015
Asset retirement obligations at beginning of period	$11,289	$41,648	$36,755
Activity during the period:
Liabilities incurred during the period	12	—	881
Revisions in estimated assumptions	—	175	3,215
Liabilities settled during the period	(175)	(140)	(293)
Adjustment to liability due to acquisitions	17	1	180
Adjustment to liability due to divestitures (1)	—	(32,605)	(1,367)
Accretion of discount	874	2,210	2,277
Asset retirement obligations at end of period	12,017	11,289	41,648
Less current portion	600	344	845
Long-term portion	$11,417	$10,945	$40,803

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

Revenue recognition and gas imbalances

We use the sales method of accounting for oil and natural gas revenues. Under the sales method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers. Gas imbalances at December 31, 2017, 2016 and 2015 were not significant.

Gathering and transportation

We generally sell oil and natural gas under two types of agreements which are common in our industry. Both types of agreements include a transportation charge. One is a net-back arrangement, under which we sell oil or natural gas at the wellhead and collect a price, net of the transportation incurred by the purchaser. In this case, we record sales at the price received from the purchaser, net of the transportation costs. Under the other arrangement, we sell oil or natural gas at a specific delivery point, pay transportation to a third party and receive proceeds from the purchaser with no transportation deduction. In this case, we record the transportation cost as gathering and transportation expense. As such, our computed realized prices, before the impact of derivative financial instruments, include revenues which are reported under two separate bases. Gathering and transportation expenses totaled $111.4 million, $106.5 million and $99.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Capitalization of internal costs

As part of our proved developed oil and natural gas properties, we capitalize a portion of salaries and related share-based compensation for employees who are directly involved in the acquisition, appraisal, exploration, exploitation and development of oil and natural gas properties. During the years ended December 31, 2017, 2016 and 2015, we capitalized $3.9 million, $4.0 million and $10.6 million, respectively. The capitalized amounts include $1.0 million, $0.8 million and $3.4 million of share-based compensation for the years ended December 31, 2017, 2016 and 2015, respectively.

Overhead reimbursement fees

We have classified fees from overhead charges billed to working interest owners of $14.6 million, $13.7 million and $13.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, as a reduction of general and administrative expenses in the accompanying Consolidated Statements of Operations. We classified our share of these charges as oil and natural gas production costs in the amount of $6.0 million, $5.8 million and $5.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In addition, we have agreements with Shell that allow us to bill each other certain personnel costs and related fees incurred on behalf of the joint ventures in the East Texas, North Louisiana and Appalachia regions. For the years ended December 31, 2017, 2016 and 2015, general and administrative expenses were reduced by $6.4 million, $7.1 million and $15.9 million, respectively, for recoveries of fees for our personnel and services provided to our joint ventures and other partners. These recoveries are net of fees charged to us by Shell for their personnel and services.

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

Earnings per share

We account for earnings per share in accordance with FASB ASC 260-10, Earnings Per Share ("ASC 260-10"). ASC 260-10 requires companies to present two calculations of earnings per share ("EPS"): basic and diluted. Basic EPS is based on the weighted average number of common shares outstanding during the period and includes warrants representing the right to purchase our common shares at an exercise price of $0.01. Basic EPS excludes stock options, restricted share units, restricted share awards, warrants issued Energy Strategic Advisory Services LLC ("ESAS", the warrants are referred to as "ESAS Warrants") and Financing Warrants (as defined in "Note 4. Derivative financial instruments"). Diluted EPS is computed in the same manner as basic EPS after assuming the issuance of common shares for all potentially dilutive common share equivalents, which include stock options, restricted share units, restricted share awards, ESAS Warrants and Financing Warrants, whether exercisable or not.

Equity-based compensation

Our equity-based compensation includes share-based compensation to employees which we account for in accordance with FASB ASC 718, Compensation-Stock Compensation ("ASC 718") and equity-based compensation for ESAS Warrants which we accounted for in accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees ("ASC 505-50"). See "Note 13. Related party transactions" for further discussion.

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

Our 2005 Amended and Restated Long-Term Incentive Plan ("2005 Incentive Plan") provides for the granting of options and other equity incentive awards of our common shares in accordance with terms within the agreements. New shares will be issued for any options exercised or awards granted. Under the 2005 Incentive Plan, we have only issued stock options, restricted share units and restricted share awards, although the plan allows for other share-based awards.  We have discontinued the grant of share-based compensation to officers and employees until the completion of a restructuring. As a result, there were no grants of share-based compensation during 2017. See further discussion in "Note 11. Equity-based and other incentive-based compensation".

The measurement of the ESAS Warrants was accounted for in accordance with ASC 505-50, which required the warrants to be re-measured each interim reporting period until the completion of the services under the agreement and an adjustment was recorded in our Consolidated Statements of Operations included as equity-based compensation expense. The ESAS Warrants were forfeited and canceled on November 9, 2017 concurrently with the suspension of the services and investment agreement with ESAS. See "Note 11. Equity-based and other incentive-based compensation" for additional information of the ESAS Warrants.

Recent accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition, and provides for certain practical expedients. These transactions will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently assessing the potential impact of ASU 2016-02 and expect it may have an impact on our consolidated financial condition and results of operations upon adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in ASU 2016-15 provide guidance on specific cash flow issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. We adopted ASU 2016-15 in the fourth quarter of 2017, and elected to apply the cumulative earnings approach to classify distributions received from equity method investees.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). The amendments in this update require that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. We assessed ASU 2016-16 and concluded it did not have an impact on our consolidated financial condition and results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) ("ASU 2016-18"). The amendments in this update require that a statement of cash flows explain the change during the period in total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. We are currently assessing the potential impact of ASU 2016-18 on our consolidated financial condition and results of operations and will apply ASU 2016-18 beginning with the first quarter of 2018.

In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-07"). ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017. Under ASU 2017-01, an entity must first determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar assets. If this threshold is met, the set is not a business. If this threshold is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. We are currently assessing the potential impact of ASU 2017-01 on our consolidated financial condition and results of operations and will apply ASU 2017-07 to future asset acquisitions occurring in annual and interim periods beginning after December 15, 2017.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 eliminates Step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We early adopted ASU 2017-04 during 2017, and will apply the guidance in ASU 2017-04, if applicable, to future goodwill impairment tests.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2017-11"). ASU 2017-11 revises the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging -

Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. Our 2017 Warrants are required to be classified as liabilities under the current guidance due to their down round features. The amendments in Part I are required to be applied retrospectively to outstanding financial instruments with down round features. ASU 2017-11 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted, including adoption in an interim period. We are currently assessing the impact of ASU 2017-11; however, we believe that it may have a significant impact on our consolidated financial condition and results of operations if we determine the 2017 Warrants qualify for equity classification. During the year ended December 31, 2017, we recorded a gain of $159.2 million on the revaluation of the 2017 Warrants on the Consolidated Statements of Operations and a liability of $2.0 million on the Consolidated Balance Sheet as of December 31, 2017.

Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The FASB and the International Accounting Standards Board ("IASB") jointly issued this comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under currently applicable guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The FASB issued additional ASUs that primarily clarified the implementation guidance on principal versus agent considerations, performance obligations and licensing, collectability, presentation of sales taxes and other similar taxes collected from customers, and non-cash consideration. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and permits the use of either the retrospective or cumulative effect transition method.

We are substantially complete with our assessment of the impact of ASU 2014-09 and the related updates and clarifications. ASU 2014-09 and the related updates will be implemented for the interim and annual periods beginning after December 15, 2017 and the new standard will be applied using the modified retrospective method of adoption. We do not believe this standard will have a material impact, if any, on our consolidated financial condition and results of operations. However, the adoption of the standard will require that we provide expanded disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We plan to complete the implementation of processes to ensure new contracts are reviewed for the appropriate accounting treatment and generate the disclosures required under the new standard prior to the filing of our Form 10-Q for the three months ended March 31, 2018.

3.	Acquisitions, divestitures and other significant events

2017 Acquisitions and termination of South Texas divestiture

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

North Louisiana acquisitions

During the year ended December 31, 2017, we closed acquisitions of certain oil and natural gas properties and undeveloped acreage in the North Louisiana region for $24.2 million. The total purchase price was primarily allocated to $5.2 million of unproved oil and natural gas properties and $19.0 million of proved oil and natural gas properties.

2016 Divestitures
South Texas transaction

On May 6, 2016, we closed a sale of certain non-core undeveloped acreage in South Texas and our interests in four producing wells for $11.5 million, after final purchase price adjustments. Proceeds from the sale were used to reduce indebtedness under the EXCO Resources Credit Agreement (as defined in "Note 5. Debt").
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

4.	Derivative financial instruments

Our derivative financial instruments are comprised of commodity derivative contracts and common share warrants.

The table below presents the effect of derivative financial instruments on our Consolidated Balance Sheets:

(in thousands)		December 31, 2017	December 31, 2016
Current assets	Derivative financial instruments - commodity derivatives	$1,150	$—
Long-term assets	Derivative financial instruments - commodity derivatives	—	482
Current liabilities	Derivative financial instruments - commodity derivatives	—	(27,711)
Long-term liabilities	Derivative financial instruments - commodity derivatives	—	(464)
	Net commodity derivative financial instruments	$1,150	$(27,693)

Long-term liabilities	Derivative financial instruments - common share warrants	$(1,950)	$—

The table below presents the effect of derivative financial instruments on our Consolidated Statement of Operations:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Gain (loss) on derivative financial instruments - commodity derivatives	$24,732	$(34,137)	$75,869
Gain on derivative financial instruments - common share warrants	159,190	—	—

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

Our oil and natural gas derivative instruments have historically been comprised of the following instruments:

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

We have historically entered into commodity derivative financial instruments with the financial institutions that are lenders under the EXCO Resources Credit Agreement. To mitigate our risk of loss due to default, we have entered into master netting agreements with counterparties to our commodity derivative financial instruments that allow us to offset our asset position with our liability position in the event of a default by the counterparty. Our credit rating and financial condition have restricted our ability to enter into certain types of commodity derivative financial instruments and limited the maturity of the contracts with counterparties. The DIP Credit Agreement (as defined in "Note 5. Debt") permits us to enter into commodity derivative contracts up to 90% of the reasonably anticipated projected production from our proved developed producing reserves for any month during the forthcoming five year period. We are only permitted to enter into additional commodity derivative contracts with lenders under the DIP Credit Agreement.

The following table presents the volumes and fair value of our commodity derivative financial instruments as of December 31, 2017:

(dollars in thousands, except prices)	Volume (Bbtu)	Weighted average strike price per Mmbtu	Fair value at December 31, 2017
Natural gas:
Swaps:
2018	3,650	$3.15	$1,150

In January 2018, the counterparty to our remaining swap contracts early terminated the outstanding contracts effective January 31, 2018.  We received proceeds of $0.5 million for the settlement these contracts in February 2018. As a result, our exposure to commodity price fluctuations will increase in 2018 due to lower oil and natural gas volumes covered by derivative contracts compared to historical levels.

At December 31, 2016, we had outstanding swap and collar contracts covering 41,950 and 10,950 Bbtu of natural gas, respectively, and outstanding swap contracts covering 183 Mbbls of oil.

At December 31, 2017, the average forward NYMEX HH natural gas price per Mmbtu for the calendar year 2018 was $2.84.

Our commodity derivative financial instruments covered approximately 58% and 57% of production volumes for the years ended December 31, 2017 and 2016.

Common share warrants

In connection with the issuance of the 1.5 Lien Notes, on March 15, 2017, we issued warrants to the investors of 1.5 Lien Notes representing the right to purchase an aggregate of up to 21,505,383 common shares (assuming a cash exercise) at an exercise price of $13.95 per share ("Financing Warrants"), and warrants representing the right to purchase an aggregate of up to 431,433 common shares (assuming a cash exercise) at an exercise price of $0.01 per share (“Commitment Fee Warrants”). In addition, certain exchanging holders of the Second Lien Term Loans received warrants representing the right to purchase an aggregate of up to 1,325,546 common shares (assuming a cash exercise) at an exercise price of $0.01 per share ("Amendment Fee Warrants", and with the Commitment Fee Warrants and Financing Warrants, collectively referred to as the "2017 Warrants"). See "Note 5. Debt" for further discussion of the Second Lien Term Loans.

Subject to certain exceptions and limitations, the 2017 Warrants may not be exercised if, as a result of such exercise, the holder of such 2017 Warrants or its affiliates would beneficially own, directly or indirectly, more than 50% of our outstanding common shares. Each of the 2017 Warrants has an exercise term of 5 years from May 31, 2017 and, subject to certain exceptions, may be exercised by cash or cashless exercise. The Financing Warrants are subject to an anti-dilution adjustment in the event we issue common shares for consideration less than the market value of our common shares or exercise price of the Financing Warrants, subject to certain adjustments and exceptions. The Commitment Fee Warrants and the Amendment Fee Warrants are subject to an anti-dilution adjustment in the event we issue common shares at a price per share less than $10.50 per share, subject to certain exceptions and adjustments. The 2017 Warrants are accounted for as derivatives in accordance with ASC 815, and required to be classified as liabilities due to the types of anti-dilution adjustments.

We record the 2017 Warrants as non-current liabilities at fair value, with the increase or decrease in fair value being recognized in earnings. The 2017 Warrants will be measured at fair value on a recurring basis until the date of exercise, cancellation or expiration. As a result of the change in the fair value of the 2017 Warrants, we recorded a gain of $159.2 million on the revaluation of the warrants during year ended December 31, 2017 in "Gain on derivative financial instruments - common share warrants" on the Consolidated Statements of Operations. The gain was primarily due to a decrease in EXCO's share price. In January 2018, the 2017 Warrants held by affiliates of Fairfax were canceled; see further discussion in "Note 13. Related party transactions".

5.	Debt

The carrying value of our total debt is summarized as follows:

(in thousands)	December 31, 2017	December 31, 2016
EXCO Resources Credit Agreement	$126,401	$228,592
1.5 Lien Notes, net of unamortized discount	176,560	—
1.75 Lien Term Loans, net of unamortized discount	845,763	—
Exchange Term Loan	23,543	590,477
Fairfax Term Loan	—	300,000
2018 Notes, net of unamortized discount	131,345	131,056
2022 Notes	70,169	70,169
Deferred financing costs, net	(11,281)	(11,756)
Total debt, net	1,362,500	1,308,538
Less amounts due within one year	1,362,500	50,000
Total debt due after one year	$—	$1,258,538

	December 31, 2017
(in thousands)	Carrying value	Deferred reduction in carrying value	Unamortized discount/deferred financing costs	Principal balance
EXCO Resources Credit Agreement	$126,401	$—	$—	$126,401
1.5 Lien Notes	176,560	—	140,398	316,958
1.75 Lien Term Loans	845,763	(154,171)	17,334	708,926
Exchange Term Loan	23,543	(6,297)	—	17,246
2018 Notes	131,345	—	231	131,576
2022 Notes	70,169	—	—	70,169
Deferred financing costs, net	(11,281)	—	11,281	—
Total debt	$1,362,500	$(160,468)	$169,244	$1,371,276

Terms and conditions of each of these debt obligations are discussed below.

DIP Credit Agreement

On January 22, 2018, we closed a Debtor-in-Possession Credit Agreement (“DIP Credit Agreement”), which includes a senior secured debtor-in-possession revolving credit facility in an aggregate principal amount of $125.0 million (“Revolver A Facility”) and a senior secured debtor-in-possession revolving credit facility in an aggregate principal amount of $125.0 million (“Revolver B Facility”, and together with the Revolver A Facility, the “DIP Facilities”). The proceeds from the DIP Credit Agreement were used to refinance all obligations outstanding under our credit agreement ("EXCO Resources Credit Agreement") and provide additional liquidity to fund our operations during the Chapter 11 Cases. See further discussion of the DIP Credit Agreement in "Note 17. Subsequent events".

EXCO Resources Credit Agreement

As of December 31, 2017, we borrowed substantially all of our remaining unused commitments and had $126.4 million of outstanding indebtedness and $23.0 million of outstanding letters of credit under the EXCO Resources Credit Agreement as of December 31, 2017. The borrowing base under the EXCO Resources Credit agreement was $150.0 million as of December 31, 2017. As a result, the availability remaining under the EXCO Resources Credit Agreement, including letters of credit, was $0.6 million as of December 31, 2017. Borrowings under the EXCO Resources Credit Agreement were collateralized by first lien mortgages providing a security interest of not less than 80% of the engineered value, as defined in the agreement, in our oil and natural gas properties covered by the borrowing base. As discussed above, the proceeds from the DIP Facilities were used to refinance all obligations under the EXCO Resources Credit Agreement and the EXCO Resources Credit Agreement was terminated.

The maturity date of the EXCO Resources Credit Agreement was July 31, 2018. The interest rate grid for the revolving commitment under the EXCO Resources Credit Agreement ranged from London Interbank Offered Rate ("LIBOR") plus 250 bps to 350 bps (or alternate base rate ("ABR") plus 150 bps to 250 bps), depending on our borrowing base usage. On December 31, 2017, our interest rate was approximately 4.9%.

Concurrently with the issuance of the 1.5 Lien Notes and as a condition precedent thereto, on March 15, 2017, we amended the EXCO Resources Credit Agreement to, among other things, permit the issuance of the 1.5 Lien Notes and the exchanges of Second Lien Term Loans, reduce the borrowing base thereunder to $150.0 million and modify certain financial covenants. Our financial covenants (as defined in the EXCO Resources Credit Agreement), required that:

•
our cash (as defined in the EXCO Resources Credit Agreement) plus unused commitments under the EXCO Resources Credit Agreement cannot be less than (i) $50.0 million as of the end of a fiscal month and (ii) $70.0 million as of the end of a fiscal quarter;

•
our Aggregate Revolving Credit Exposure Ratio (as defined in the EXCO Resources Credit Agreement) cannot exceed 1.2 to 1.0 as of the end of any fiscal quarter. Aggregate revolving credit exposure utilized in the Aggregate Revolving Credit Exposure Ratio includes borrowings and letters of credit under the EXCO Resources Credit Agreement; and

•
our Interest Coverage Ratio cannot be less than 2.0 to 1.0. The consolidated EBITDAX and consolidated interest expense utilized in this ratio are based on the two fiscal quarters ended multiplied by 2.0 as of December 31, 2017, the most recent three fiscal quarters ended multiplied by 4/3 as of March 31, 2018, and the trailing twelve month period for fiscal quarters ending thereafter. The definition of consolidated interest expense includes cash interest payments that are accounted for as reductions in the carrying amount of indebtedness in accordance with FASB ASC 470-60, Troubled Debt Restructuring by Debtors. Consolidated interest expense is limited to payments in cash, and excludes PIK Payments (as defined below) on the 1.5 Lien Notes and 1.75 Lien Term Loans (as defined below).

On December 19, 2017, we entered into a forbearance agreement with the lenders under the EXCO Resources Credit Agreement. Pursuant to this agreement, the lenders under the EXCO Resources Credit Agreement agreed to forbear from exercising their rights and remedies until January 15, 2018, with respect to anticipated events of default arising from the failure to pay interest on certain debt instruments and failure to comply with certain financial covenants under the EXCO Resources Credit Agreement. An event of default as a result of a breach of any covenant under the EXCO Resources Credit Agreement could also cause an event of default under the indenture governing the 1.5 Lien Notes, credit agreement governing the 1.75 Lien Term Loans and the indentures governing the 2018 Notes and 2022 Notes. FASB ASC 470, Debt, requires debt to be presented as a current liability if a debtor modifies a covenant in anticipation of a potential default and it is probable the debtor will not be able meet the covenant in future periods. Therefore, we have classified the amounts outstanding under the EXCO Resources Credit Agreement, as well as any outstanding debt with cross-default provisions, as a current liability.

1.5 Lien Notes

On March 15, 2017, we issued an aggregate of $300.0 million of 1.5 Lien Notes due March 20, 2022 to affiliates of Fairfax Financial Holdings Limited ("Fairfax"), Bluescape Resources Company LLC ("Bluescape"), Oaktree Capital Management, LP ("Oaktree"), and an unaffiliated investor. The 1.5 Lien Notes bear interest at a cash interest rate of 8% per annum, or, if we elect to make interest payments on the 1.5 Lien Notes with our common shares or, in certain circumstances, by issuing additional 1.5 Lien Notes, at an interest rate of 11% per annum. Interest is payable bi-annually on March 20 and September 20 of each year, commencing on September 20, 2017. On September 20, 2017 we paid the interest due on the 1.5 Lien Notes in-kind with approximately $17.0 million of aggregate principal amount of 1.5 Lien Notes, resulting in $317.0 million of total aggregate principal amount of 1.5 Lien Notes outstanding. On December 19, 2017, we entered into a forbearance agreement with certain lenders under the 1.5 Lien Notes. Pursuant to this agreement, the lenders under the 1.5 Lien Notes agreed to forbear from exercising their rights and remedies until January 15, 2018, with respect to anticipated events of default arising from the failure to pay interest on certain debt instruments and failure to comply with certain financial covenants under the EXCO Resources Credit Agreement.

As described in “Note 4. Derivative financial instruments,” in connection with the issuance of the 1.5 Lien Notes, we also issued the Commitment Fee Warrants and the Financing Warrants. The combined fair value of the Commitment Fee Warrants and the Financing Warrants of $148.6 million as of March 15, 2017 and $4.5 million of cash paid to certain investors who elected to receive cash in lieu of Commitment Fee Warrants was recorded as a discount to the 1.5 Lien Notes. The discount and $4.3 million of transaction costs incurred related to the transaction are being amortized to interest expense over the life of the 1.5 Lien Notes. We used the majority of the proceeds from the issuance of the 1.5 Lien Notes to repay the entire amount outstanding under the EXCO Resources Credit Agreement in March 2017.

The 1.5 Lien Notes are jointly and severally guaranteed by all of the our subsidiaries that guarantee our indebtedness under the EXCO Resources Credit Agreement, 1.75 Lien Term Loans and the Second Lien Term Loans, and are secured by first priority liens on substantially all of our assets and such guarantors. The 1.5 Lien Notes rank pari passu in right of payment with one another and all of our other existing and future senior indebtedness, including debt under the EXCO Resources Credit Agreement, the 1.75 Lien Term Loans, the Second Lien Term Loans and the 2018 Notes and 2022 Notes. However, as a result of the debt under the EXCO Resources Credit Agreement having a priority claim to the collateral securing the 1.5 Lien Notes, the 1.5 Lien Notes are (i) effectively junior to debt under the EXCO Resources Credit Agreement and any other priority lien obligations, (ii) pari passu with one another, (iii) effectively senior to the 1.75 Lien Term Loans, the Second Lien Term Loans and any third lien obligations and (iv) effectively senior to all of our existing and future unsecured senior indebtedness, including the 2018 Notes and 2022 Notes, in each case to the extent of the collateral.
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

The Second Lien Term Loan Exchange was accounted for as a modification of debt, and no gain or loss was recognized on the exchange. As described in “Note 4. Derivative financial instruments,” in connection with the issuance of the 1.75 Lien Term Loans, we also issued the Amendment Fee Warrants. The combined fair value of the Amendment Fee Warrants issued to the lenders of the 1.75 Lien Term Loans on March 15, 2017 of $12.6 million and $8.6 million of cash paid to the lenders who elected to receive cash in lieu of warrants was recorded as a discount to the 1.75 Lien Term Loans, and is being amortized to interest expense over the life of the loans. The transaction costs related to the Second Lien Term Loan Exchange of $6.4 million were recorded in "Gain (loss) on restructuring and extinguishment of debt" in our Consolidated Statements of Operations for the year ended December 31, 2017.

The 1.75 Lien Term Loans are due on October 26, 2020, bear interest at a cash rate of 12.5% per annum, or, if we elect to pay interest on the 1.75 Lien Term Loans with our common shares or, in certain circumstances, by issuing additional 1.75 Lien Term Loans, at an interest rate of 15.0% per annum. On September 20, 2017 we paid the interest due on the 1.75 Lien Term Loans in-kind with approximately $26.2 million of aggregate principal amount of 1.75 Lien Term Loans, resulting in $708.9 million of total aggregate principal amount of 1.75 Lien Term Loans outstanding. On December 19, 2017, we entered into a forbearance agreement with certain lenders under the 1.75 Lien Term Loans. Pursuant to this agreement, the lenders under the 1.75 Lien Term Loans agreed to forbear from exercising their rights and remedies until January 15, 2018, with respect to anticipated events of default arising from the failure to pay interest on certain debt instruments and failure to comply with certain financial covenants under the EXCO Resources Credit Agreement. The December 20, 2017 interest payment on the 1.75 Lien Term Loans was required to be paid in-kind pursuant to the terms of the indenture governing the 1.5 Lien Notes. We have not paid the interest on the 1.75 Lien Term Loans of $27.0 million, based on the rate of 15% for PIK Payments that was due on December 20, 2017. Also, we have not paid the interest on the Second Lien Term Loans of $0.5 million that was due on December 26, 2017. As a result of the failure to pay interest on the Second Lien Term Loans, we are currently in default of the agreement governing the Second Lien Term Loans and the outstanding balance was classified as a current liability as of December 31, 2017.

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
PIK Payments under the 1.5 Lien Notes and the 1.75 Lien Term Loans

The principal purpose of issuing the 1.5 Lien Notes and Second Lien Term Loan Exchange was to alleviate our substantial cash interest payment burden and improve our Liquidity. The indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans allow us to make payments in additional indebtedness or common shares ("PIK Payments"), subject to certain restrictions and limitations.

On June 20, 2017, we issued a total of 2,745,754 common shares ("PIK Shares") in lieu of an approximate $23.0 million cash interest payment under the 1.75 Lien Term Loans. The number of PIK Shares issued was calculated based on the interest rate for PIK Payments of 15.0%, which resulted in a value of $27.6 million for the interest payment. The price of the Company's common shares for determining PIK Shares was based on the trailing 20-day volume weighted average price calculated as of the end of the three trading days prior to February 28, 2017. On September 20, 2017, we paid approximately $17.0 million and $26.2 million of PIK Payments under the 1.5 Lien Notes and 1.75 Lien Term Loans, respectively, through the issuance of additional 1.5 Lien Notes and 1.75 Lien Term Loans.

Our initial expectation was to make PIK Payments in common shares on the 1.5 Lien Notes and the 1.75 Lien Term Loans throughout the remainder of 2017 and 2018. However, there were significant limitations on our ability to make PIK Payments during 2017. Under our Registration Rights Agreement with the holders of the 1.5 Lien Notes and lenders of the 1.75 Lien Term Loans ("Registration Rights Agreement"), our ability to make PIK Payments in common shares is subject to a resale registration statement related to the common shares issued as PIK Payments and all of the shares underlying the warrants issued in connection with the 1.5 Lien Notes and 1.75 Lien Term Loans being declared effective by the SEC by October 11, 2017 ("Resale Registration Statement"). We did not anticipate the Resale Registration Statement would be declared effective as of October 11, 2017, and, as such, we provided a notice of a delay of effectiveness for the Resale Registration Statement to the holders of the 1.5 Lien Notes and lenders of the 1.75 Lien Term Loans, as permitted under the Registration Rights Agreement, extending the requirement for the Resale Registration Statement to be declared effective to no later than December 8, 2017. The Resale Registration Statement was not declared effective during 2017; therefore, we were restricted in making PIK Payments in common shares subsequent to December 8, 2017.

Even if the Resale Registration Statement was declared effective, the terms of the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans prohibit the issuance of common shares as PIK Payments if it would result in a beneficial owner, directly or indirectly, owning more than 50% of our outstanding common shares. Our common share price experienced a significant decline during 2017, which would have resulted in the issuance of a greater number of common shares to make PIK Payments on the 1.5 Lien Notes and 1.75 Lien Term Loans. This could have prevented us from being able to pay interest in common shares due to the 50% ownership limitation.

The amount of PIK Payments made in additional 1.5 Lien Notes or 1.75 Lien Term Loans is subject to incurrence covenants within our debt agreements that limit our aggregate secured indebtedness to $1.2 billion. This amount is reduced dollar-for-dollar to the extent that we incur any additional secured indebtedness, including PIK Payments in additional indebtedness. After the PIK Payments in additional indebtedness on September 20, 2017, our ability to make future PIK Payments in additional indebtedness was limited to $6.9 million. This would not have been sufficient to make our next quarterly interest payment of approximately $26.9 million, based on the PIK interest rate of 15.0% on the 1.75 Lien Term Loans, that was scheduled to occur on December 20, 2017, and was required to be paid in-kind pursuant to the terms of the indenture governing the 1.5 Lien Notes. Furthermore, the agreement governing the 1.75 Lien Term Loans restricts our ability to pay interest in cash, unless we have liquidity, on a pro forma basis, of at least $175.0 million.

After December 31, 2018, the amount of PIK Payments we are permitted to make is dependent upon our Liquidity, which, for the purposes of 1.5 Lien Notes and 1.75 Lien Term Loans, is defined as (i) the sum of (a) our unrestricted cash and cash equivalents and (b) any amounts available to be borrowed under the EXCO Resources Credit Agreement (to the extent then available) less (ii) the face amount of any letters of credit outstanding under the EXCO Resources Credit Agreement.
Covenants, events of default and other material provisions under the 1.5 Lien Notes and the 1.75 Lien Term Loans

The 1.5 Lien Notes and 1.75 Lien Term Loans are guaranteed by substantially all of EXCO’s subsidiaries, with the exception of certain non-guarantor subsidiaries and our jointly-held equity investments with Shell. The 1.5 Lien Notes and 1.75 Lien Term Loans are secured by second priority liens and third priority liens, respectively, on substantially all of EXCO’s assets and the assets of such guarantors. Subject to certain exceptions, the covenants under the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans limit our ability and the ability of our restricted subsidiaries to, among other things:

•	pay dividends or make other distributions or redeem or repurchase our common shares;

•	prepay, redeem or repurchase certain junior lien or unsecured debt;

•	enter into agreements restricting the subsidiary guarantors’ ability to pay dividends to us or another subsidiary guarantor, make loans or advances to us or transfer assets to us;

•	engage in asset sales or substantially alter the business that we conduct;

•	enter into transactions with affiliates;

•	consolidate, merge or dispose of assets;

•	incur liens; and

•	enter into sale/leaseback transactions.

In addition, the indenture governing the 1.5 Lien Notes includes restrictions on our ability to incur additional indebtedness, among other things and subject to certain restrictions. The indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans require that net cash proceeds of certain asset sales be used within one year to acquire or develop oil and natural gas properties or we must use the proceeds to permanently repay, redeem or repurchase a portion of the EXCO Resources Credit Agreement, 1.5 Lien Notes or 1.75 Lien Term Loans. If there is an event of default, we will be required to pay each of the 1.5 Lien Notes and the 1.75 Lien Term Loans in an amount equal to the outstanding principal amount plus an applicable make-whole premium.

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
2018 Notes

The 2018 Notes are guaranteed on a senior unsecured basis by substantially all of EXCO’s subsidiaries. Our equity investments, other than OPCO, have been designated as unrestricted subsidiaries under the indenture governing the 2018 Notes.

During 2015 and 2016, we completed exchanges and a series of open market repurchases of the 2018 Notes significantly reducing the aggregate principal amount outstanding. As of December 31, 2017, $131.6 million in principal was outstanding on the 2018 Notes. Interest accrues at 7.5% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. The maturity date of the 2018 Notes is September 15, 2018.

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
2022 Notes

The 2022 Notes were issued at 100.0% of the principal amount and bear interest at a rate of 8.5% per annum, payable in arrears on April 15 and October 15 of each year. During 2015 and 2016, we completed exchanges and a series of open market repurchases of the 2022 Notes significantly reducing the aggregate principal amount outstanding. As of December 31, 2017, $70.2 million in principal was outstanding on the 2022 Notes.

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

During the years ended December 31, 2017 and 2016 there were no changes in the fair value level classifications, except that the Exchange Term Loan was reclassified to Level 3.
Fair value of derivative financial instruments

The following table presents a summary of the estimated fair value of our derivative financial instruments as of December 31, 2017 and 2016.

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative financial instruments - commodity derivatives	$—	$1,150	$—	$1,150
Derivative financial instruments - common share warrants	—	(1,950)	—	(1,950)
	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative financial instruments - commodity derivatives	$—	$(27,693)	$—	$(27,693)
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

Oil derivatives. Our oil derivatives consisted of swap contracts for notional barrels of oil at fixed NYMEX oil index prices. The asset and liability values attributable to our oil derivatives as of the end of the reporting period are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for oil index prices, and (iii) the applicable credit-adjusted risk-free rate curve, as described above.

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

The estimated fair values of our senior notes and term loans are presented below. The estimated fair values of the 2018 Notes and 2022 Notes have been calculated based on quoted prices in active markets. The estimated fair value of the 1.5 Lien Notes, 1.75 Lien Term Loans and the Exchange Term Loan have been calculated based on quoted prices obtained from third-party pricing sources that lack significant observable inputs and are classified as Level 3. The 2017 Warrants are considered freestanding financial instruments and are not considered in the determination of the fair value of the 1.5 Lien Notes and 1.75 Lien Term Loans. The estimated fair value of the Exchange Term Loan was calculated based on quoted prices obtained from third-party sources and classified as Level 2 during 2016. During the year ended December 31, 2017, we reclassified the fair value of the Exchange Term Loan into Level 3 due to the lack of market activity and significant observable inputs. See "Note 5. Debt" for the carrying value and the principal balance of each debt instrument included in the table below.

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
1.5 Lien Notes	$—	$—	$232,276	$232,276
1.75 Lien Term Loans	—	—	372,186	372,186
Exchange Term Loan	—	—	9,054	9,054
2018 Notes	4,658	—	—	4,658
2022 Notes	2,586	—	—	2,586
	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Exchange Term Loan	$—	$294,000	$—	$294,000
Fairfax Term Loan	—	222,000	—	222,000
2018 Notes	79,028	—	—	79,028
2022 Notes	35,260	—	—	35,260
Other fair value measurements

During 2017 and 2016, we impaired $5.2 million and $4.9 million, respectively, of our investment in a midstream company in the East Texas and North Louisiana regions that we account for under the cost method of accounting. The estimated fair value of our cost method investment was determined based on transaction multiples for similar companies. During 2016, we also impaired $4.7 million of our equity method investment in a midstream company in the Appalachia region and $1.7 million of our equity method investment in OPCO. The estimated fair value of our equity method investment in a midstream company in the Appalachia region was determined based on transaction multiples of peer companies and a discounted cash flow model from our internally generated oil and natural gas reserves for the related properties. The estimated fair value of OPCO was determined based on trading metrics of peer companies. The impairments of our cost and equity method investments were primarily a result of limited development activity in the regions. The impairments were recorded to reduce the carrying values to the fair values and were considered to be Level 3 within the fair value hierarchy.

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

The following table presents our future minimum obligations under our commercial commitments as of December 31, 2017. The commitments do not include those of our equity method investments.

(in thousands)	Gathering and firm transportation services (1)	Other fixed commitments	Drilling contracts	Operating leases and other	Total
2018	$87,621	$3,222	$1,138	$3,760	$95,741
2019	47,541	2,415	—	3,149	53,105
2020	46,463	1,949	—	1,622	50,034
2021	33,306	1,601	—	36	34,943
2022	33,306	—	—	—	33,306
Thereafter	94,443	—	—	—	94,443
Total	$342,680	$9,187	$1,138	$8,567	$361,572

(1)	The commitments under our firm transportation agreement with Regency have been excluded from the above totals. See the discussion below for more details regarding this agreement.

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

At December 31, 2017, our firm transportation and gathering agreements covered the following gross volumes of natural gas:

(in Bcf)	Firm transportation services (1)	Gathering services
2018	183	100
2019	183	—
2020	180	—
2021	146	—
2022	146	—
Thereafter	413	—
Total	1,251	100

(1)	The commitments under our firm transportation agreement with Regency have been excluded from the above totals. See the discussion below for more details regarding this agreement.

On January 18, 2018, the Company and the Filings Subsidiaries filed motions to reject certain executory contracts as permitted under the Bankruptcy Code. This included certain of our sales, gathering and transportation agreements included as commitments as of December 31, 2017. See further discussion of the rejection of these executory contracts in "Note 17. Subsequent events".

Enterprise and Acadian contract litigation

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

Under the parties’ sales and transportation agreements, Enterprise owed us for July 2016 natural gas sales, and we owed Acadian for July 2016 transportation fees. The amount owed to us by Enterprise exceeded the amount owed by us to Acadian. We notified Enterprise in writing of its failure to pay and gave Enterprise opportunity to cure. When Enterprise failed to cure, we gave written notice to Enterprise and Acadian that we were terminating the sales and transportation agreements. Enterprise and Acadian subsequently filed an action in Harris County, Texas, against us alleging that we could not terminate the parties’ agreements despite Enterprise's uncured payment default under the natural gas sales agreement, and further alleged that we were in breach of the firm transportation agreements. On October 17, 2016, we filed a counterclaim asserting that Enterprise was the breaching party because it improperly withheld payment for natural gas we delivered to it and the amounts owed by Enterprise exceeded the amounts owed by us to Acadian. We are also seeking a declaration that we properly terminated the contracts with Enterprise and Acadian. EPD subsequently joined two of our officers, Harold Hickey and Steve Estes, asserting breach of fiduciary duty claims and thereafter joined Bluescape asserting tortious interference with an existing contract.  We have filed a summary judgment motion as to the claims against us and our officers, and the motion is pending before the court. If we prevail on the summary judgment motion it could be case dispositive. This case is anticipated to go to trial in the second or third quarter of 2018; however, the case is stayed due to our Chapter 11 filings. We cannot currently estimate or predict the outcome of the litigation but we plan to vigorously defend our right to terminate the contracts and to seek the amounts owed to us for delivered natural gas.

We are no longer selling natural gas under the Enterprise sales contract or transporting natural gas under the Acadian firm transportation contract effective as of the termination date. The Company is accounting for these contracts in accordance with FASB ASC 450 ("ASC 450"), Contingencies, which states a contingency that might result in a gain should not be reflected until it is realized or realizable. There is a rebuttable presumption that a claim subject to litigation does not meet the criteria to be realized or realizable; therefore, the termination of these contracts will not be reflected in our financial results until the litigation is resolved. Upon resolution of the litigation, we will adjust the previously recognized amounts to reflect the outcome of the litigation. As of December 31, 2017, we recorded a net liability of $43.8 million for costs subsequent to the termination of the contract in accordance with the guidance related to contingencies in ASC 450. The minimum obligations under these agreements are included in the tables of our commercial commitments as of December 31, 2017.

Regency transportation agreement default

We have a firm transportation agreement with Regency Intrastate Gas Systems LLC ("Regency") to transport 237,500 Mmbtu/day of natural gas at a cost of $0.30 per Mmbtu until January 31, 2020. We were obligated to pay a reservation charge of $0.30 per Mmbtu if we failed to transport the minimum volumes under the agreement. The costs under the agreement were recorded as "Gathering and transportation expenses" in our Consolidated Statement of Operations.

On October 23, 2017, we were notified of our failure to pay $2.2 million for the July 2017 charges. The contract provides that the failure to pay the entire charge when due constitutes a default. If the payment default was not fully cured to Regency’s satisfaction within 30 days written notice, Regency has the right to immediately accelerate the payments of the remaining reservation charges due under the contract. We have not received a notice of acceleration. We have not cured the default for July 2017 and have not remitted payment for any subsequent months.

Due to our default under the contract and Regency's right to accelerate the remaining payments, we accounted for these contracts in accordance with ASC 450, which states that an estimated loss from a loss contingency shall be accrued if (1) information available before the financial statements are issued indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (2) the amount of loss can be reasonably estimated. As of December 31, 2017, the unpaid amounts and remaining charges under this agreement of $67.3 million were recorded as "Revenue and royalties payable" in our Consolidated Balance Sheet. In addition to the expenses under the agreement prior to the event of default, we recorded $56.4 million related to the acceleration of the remaining charges subsequent to the event of default as "Other operating items" in our Consolidated Statement of Operations for the year ended December 31, 2017.

Shell natural gas sales contract litigation

We had a natural gas sales agreement with Shell Energy North America (US) LP ("Shell Energy"), a subsidiary of Shell, under which we were contractually obligated to deliver and sell to Shell Energy, and Shell Energy was contractually obligated to receive and purchase from us, natural gas production of 100,000 Mmbtu/day. We were to receive the product of an index price and the volumes delivered less the product of the reservation charge of $0.39 per Mmbtu and the daily contract volume. The contract was scheduled to end in November 2020.

On December 22, 2017, we received notice from Shell Energy that they were exercising their right to require adequate assurance of performance from us for the reservation charges under the contract. Shell Energy requested assurances in the form of letters of credit of approximately $44.4 million, which was approximately equal to the remaining reservation charges for the remaining term of the contract. We responded to the notice by stating the request for the letter of credit request was unreasonable and unjustified under the terms of the agreement. Subsequently, Shell Energy notified us that they were withholding payment for the purchase of natural gas for the months of November and December 2017 as a means to satisfy their demands of reasonable assurance of performance. Shell Energy allegedly terminated the sales contracts on December 26, 2017 as a result of the adequate assurance provision despite our objections to the reasonableness of their request. We ceased selling natural gas to Shell Energy in the East Texas and North Louisiana regions effective as of the date of their breach.

On December 26, 2017, we filed a claim in Harris County, Texas seeking declaratory relief that (1) we had not undergone an event of default as defined within the agreement, (2) Shell Energy was in material breach of the contract, and (3) Shell Energy’s request of adequate assurance of performance was neither reasonable, nor justified, and not in good faith under the agreement or applicable Texas law. In addition to the preceding, we are also seeking actual damages, reasonable attorneys’ fees, court costs, prejudgment and post-judgment interest at the maximum rate allowed by Texas law, and all other relief to which we may be justly entitled. On January 26, 2018, we filed a notice of non-suit in Harris County District Court.  Concurrently with filing the notice of non-suit in the county court, we filed an adversary proceeding against Shell Energy in the Chapter 11 Cases.

As of December 31, 2017, we recorded a receivable of approximately $33.4 million related to the sales of natural gas to Shell Energy in East Texas and North Louisiana for the months of November and December 2017. As of December 31, 2017, we are withholding $16.8 million in revenues payable to Shell to offset our exposure until the litigation is resolved. The revenues payable may increase in subsequent months due to the natural gas marketed on behalf of Shell's ownership interests in our operated wells. We plan to adamantly assert our right to terminate the contract as a result of Shell Energy's breach and demand payment for the natural gas sales during November and December 2017. Due to the uncertainty surrounding the outcome of the litigation, we are not able to reasonably estimate a potential loss, if any, at this time. The minimum obligations under this agreement are included in the tables of our commercial commitments as of December 31, 2017.

Other commitments

We lease our offices and certain equipment. Our rental expenses were approximately $2.3 million, $2.6 million and $3.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. We have also entered into drilling rig contracts primarily to develop our assets in the East Texas and North Louisiana regions. The actual drilling costs under these contracts will be incurred by working interest owners in the development of the related properties. These contracts are short-term in nature and are dependent on our planned drilling program.

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

We sponsor a 401(k) plan for our employees and matched 100% of employee contributions during 2015. Our matching program was suspended during 2016 in response to depressed oil and natural gas prices which have negatively impacted our business and operations. The Company reinstated its matching program effective January 1, 2017 in which it matched 100% of employee contributions up to a maximum of 3% of each employee's pay. Effective January 1, 2018, the Company increased its matching contribution up to a maximum of 4% of each employee's pay. Our matching contributions were $0.6 million and $5.2 million for the years ended December 31, 2017 and 2015, respectively.

10.	Earnings per share

The following table presents the basic and diluted earnings (loss) per share computations for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Basic net income (loss) per common share:
Net income (loss)	$24,362	$(225,258)	$(1,192,381)
Weighted average common shares outstanding	21,288	18,630	18,241
Net income (loss) per basic common share	$1.14	$(12.09)	$(65.37)
Diluted net income (loss) per common share:
Net income (loss)	$24,362	$(225,258)	$(1,192,381)
Weighted average common shares outstanding	21,288	18,630	18,241
Dilutive effect of:
Stock options	—	—	—
Restricted shares and restricted share units	—	—	—
Warrants	—	—	—
Weighted average common shares and common share equivalents outstanding	21,288	18,630	18,241
Net income (loss) per diluted common share	$1.14	$(12.09)	$(65.37)

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. In addition, the Commitment Fee and Amendment Fee Warrants, which represent the right to purchase our common shares at an exercise price of $0.01, are included in our weighted average common shares outstanding and used in the computation of our basic net income (loss) per common share. On January 16, 2018, affiliates of Fairfax surrendered all of their rights to the Commitment Fee and Amendment Fee Warrants at an exercise price of $0.01. See "Note 13. Related party transactions" for additional information on the warrants issued to Fairfax.

Diluted net income (loss) per common share for years December 31, 2017, 2016 and 2015 is computed in the same manner as basic net income (loss) per share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which include stock options, restricted share units, restricted share awards, Financing Warrants, and ESAS Warrants, whether exercisable or not. The computation of diluted EPS excluded 12,907,872; 5,097,538; and 2,636,279 antidilutive common share equivalents for the years ended December 31, 2017, 2016 and 2015, respectively. The antidilutive common share equivalents for the year ended December 31, 2017 primarily related to the Financing Warrants. The antidilutive common share equivalents for the year ended December 31, 2016 and 2015 primarily related to the ESAS Warrants. On November 9, 2017, the ESAS Warrants were forfeited as a result of suspension of the services and investment agreement with ESAS. See "Note 11. Equity-based and other incentive-based compensation" for additional information on the warrants issued to ESAS.

On January 16, 2018, affiliates of Fairfax surrendered all of their rights to the Commitment Fee, Amendment Fee and Financing Warrants. See "Note 13. Related party transactions" for additional information on the Financing Warrants issued to Fairfax.

11.Equity-based and other incentive-based compensation

Share-based compensation

Description of plan

Our 2005 Incentive Plan is a shareholder-approved plan authorizing the issuance of up to 3,033,333 restricted shares, restricted share units and stock options. As of December 31, 2017 and 2016, there were 1,140,543 and 952,918 shares, respectively, available for issuance under the 2005 Incentive Plan. Option grants and restricted share grants count as one share and 1.74 shares, respectively, against the total number of shares available for grant. The holders of restricted shares, excluding restricted share units ("RSU") discussed below, have voting rights, and upon vesting, the right to receive all accrued and unpaid dividends.

We believe it is highly likely that our existing common shares and share-based compensation will be canceled at the conclusion of our Chapter 11 proceedings and holders will be entitled to a limited recovery, if any. See "Item 1A. Risk Factors" for additional information.

 Stock options

As of December 31, 2017, we had 108,578 stock options outstanding and exercisable with exercise prices ranging from $74.70 to $405.00 per share. We did not grant any stock options during the years ended December 31, 2017, 2016 or 2015. Our outstanding stock option expiration dates range from five to ten years following the date of grant and have a weighted average remaining life of 3.24 years.

Service-based restricted share awards

Our service-based restricted share awards are valued at the closing price of our common shares on the date of grant and vest over a range of one to five years. A summary of our service-based restricted share activity for the year ended December 31, 2017 is as follows:

	Shares	Weighted average grant date fair value per share

Non-vested shares outstanding at December 31, 2016	145,907	$18.99
Granted	39,384	9.78
Vested	(117,781)	17.94
Forfeited	(30,908)	15.10
Non-vested shares outstanding at December 31, 2017	36,602	$15.75

Market-based restricted share awards

Certain RSU's granted to our officers and certain employees have vesting percentages between 0% and 200% depending on EXCO's total shareholder return in comparison to an identified peer group. Our market-based restricted share units are valued on the date of grant and vest over a range of three years, subject to the achievement of certain criteria. Total compensation expense is recognized over the vesting period using the straight-line method.

The Company has discretion to convert certain vested awarded units, if any, into a cash payment equal to the fair market value of a share of common stock, multiplied by the number of vested units, or the number of whole shares of common stock equal to the number of vested units, if any. These RSUs met the criteria for equity classification per ASC 718.

The grant date fair values of our market-based restricted share awards and restricted share units were determined using a Monte Carlo model which uses company-specific inputs to generate different stock price paths. The assumptions used in the Monte Carlo model for the RSUs granted in 2016 are as follows:

Assumption	2016
Risk-free rate of return	0.45 - 0.71%
Volatility	119.83%
Dividend yield	0.00%

A summary of our market-based restricted share activity for RSUs during the year ended December 31, 2017 is as follows:

	Shares	Weighted average grant date fair value per share

Non-vested shares/units outstanding at December 31, 2016	337,331	$27.83
Granted	—	—
Vested	—	—
Forfeited	(87,339)	21.74
Non-vested shares/units outstanding at December 31, 2017	249,992	$29.96

ESAS Warrants

On September 8, 2015, EXCO issued warrants to ESAS as an additional performance incentive for services performed under a services and investment agreement. The ESAS Warrants were issued in four tranches to purchase an aggregate of 5,333,335 common shares, subject to certain time-based vesting criteria and EXCO's total shareholder return in comparison to an identified peer group. See further discussion of the ESAS Warrants in "Note 13. Related party transactions".

Equity-based compensation costs

All of our stock options, restricted shares and certain RSUs are accounted for in accordance with ASC 718 and are classified as equity. As required by ASC 718, the granting of options and awards to our employees under the 2005 Incentive Plan are share-based payment transactions and are to be treated as compensation expense by us with a corresponding increase to additional paid-in capital.

Total share-based compensation to employees to be recognized on unvested options, restricted share awards and RSUs as of December 31, 2017 was $3.2 million and will be recognized over a weighted average period of 1.4 years.

The measurement of the ESAS Warrants was accounted for in accordance with ASC 505-50, which required the ESAS Warrants to be re-measured each interim reporting period and an adjustment was recorded in the statement of operations within equity-based compensation expense. Concurrently with the suspension of the services and investment agreement with ESAS, on November 9, 2017, the ESAS Warrants were forfeited and canceled and previously recognized compensation costs were reversed. For the years ended December 31, 2017, 2016 and 2015, equity-based compensation related to the ESAS Warrants was income of $14.5 million and expense of $11.3 million and $3.2 million, respectively.

The following is a reconciliation of our compensation expense for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Equity-based compensation expense (1)	$(11,430)	$14,778	$7,198
Equity-based compensation capitalized	1,000	752	3,428
Total equity-based compensation	$(10,430)	$15,530	$10,626

(1)	Equity-based compensation expense includes share-based compensation to employees and equity-based compensation for ESAS Warrants.

We did not recognize a tax benefit attributable to our equity-based compensation for the years ended December 31, 2017, 2016 and 2015.

Key Employee Incentive Plan, Key Employee Retention Plan, and Prepaid Retention Plans

In connection with our review of strategic alternatives during late 2017, the Compensation Committee of the Board of Directors (“Compensation Committee”) determined that (i) normal annual and long-term incentive cycles are likely to be ineffective due to our ongoing strategic restructuring efforts and (ii) the use of equity compensation is currently ineffective and inefficient. As a result, the Compensation Committee and the Company restructured our incentive plans to retain employees and align the interests of employees with our stakeholders. We implemented the following changes to our compensation plans:

•
Termination of the 2017 Management Incentive Plan - We terminated the 2017 Management Incentive Plan and made pro-rated incentive payments based on the achievement of performance goals as of June 30, 2017. The payments of $1.1 million were made in cash.

•
Adoption of the KEIP and KERP - We adopted two new cash-based incentive programs, including the Key Employee Incentive Plan ("KEIP") for certain officers and Key Employee Retention Plan ("KERP") for employees. The payout of the KEIP is dependent on the achievement of certain performance goals, including production, general and administrative expenses, lease operating expenses, and EBITDA. The payout of the KERP was dependent on the achievement of these performance measures and a fixed percentage of the employees' salary for the first two quarters of the plan until it was converted to be solely based on a fixed percentage of the employees' salary. The initial term under each of these plans is from July 1, 2017 to June 30, 2018. We incurred $4.8 million in general and administrative expenses related to these plans during 2017. The motion to consider the KERP was approved by the Court on February 22, 2018. The approval of the KEIP for the period subsequent to the petition date remains subject to approval as part of the Chapter 11 Cases. As a result, the terms and amounts related to the KEIP could materially change if we receive objections from the Court or our creditors. The KEIP and KERP may be extended beyond the initial term at the discretion of the Compensation Committee or the Company, which would be subject to further approval as part of the Chapter 11 Cases.

•
Retention Bonus Agreements - We entered into retention bonus agreements with certain key officers and employees, which resulted in payments of $7.9 million during 2017. In the event a recipient of a retention bonus voluntarily terminates his or her employment without Good Reason (as defined in each Retention Bonus Agreement), or the Company terminates such recipient’s employment for Cause (as defined in each Retention Bonus Agreement), in either case, before either December 31, 2018 or March 31, 2019 (depending on the agreement with the officer or employee), then such recipient will be required to promptly repay the retention bonus. We recognized $1.4 million of general and administrative expenses related to these retention bonuses during 2017 and the remainder will be recognized over the remaining retention period.

•
Discontinuation of equity incentive grants - We have discontinued the grant of share-based compensation to officers and employees until the completion of a restructuring. As a result, there were no grants of share-based compensation during 2017. The adoption of the KEIP, KERP and retention bonuses were intended to replace all existing cash-based bonus and equity-based compensation programs.

12.	Income taxes

The income tax provision attributable to our income (loss) before income taxes for the years ended December 31, 2017, 2016 and 2015, consisted of the following:

	Year ended December 31,
(in thousands)	2017	2016 (1)	2015
Current:
Federal	$(1,420)	$—	$—
State	—	—	—
Total current income tax (benefit)	$(1,420)	$—	$—

Deferred:
Federal	$528,886	$(72,020)	$(414,834)
State	(1,496)	(7,637)	(45,009)
Valuation allowance	(525,674)	82,459	459,843
Total deferred income tax (benefit)	1,716	2,802	—
Total income tax (benefit)	$296	$2,802	$—

(1)
We made certain revisions between components of the reconciliation of our income tax provision for the year ended December 31, 2016. These revisions were deemed to be an immaterial correction of an error and did not affect our net deferred tax assets or liabilities or income tax expense.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act ("Tax Act") which, among other things, lowered the U.S. Federal tax rate from 35% to 21%, repealed the corporate alternative minimum tax, and provided for a refund of previously accrued alternative minimum tax credits. We reflected the impact of this rate on our deferred tax assets and liabilities at December 31, 2017, as it is required to reflect the change in the period in which the law is enacted. The Tax Act also repealed the corporate alternative minimum tax for tax years beginning after January 1, 2018 and provided that prior alternative minimum tax credits would be refundable. We have credits that are expected to be refunded between 2018 and 2020 as a result of the Tax Act and monetization opportunities under current law in 2017. In addition, the Tax Act limits the amount taxpayers are able to deduct for net operating loss carryforwards ("NOLs") generated in taxable years beginning after December 31, 2017 to 80% of the taxpayer’s taxable income. The law also generally repeals all carrybacks for losses generated in taxable years ending after December 31, 2017. However, any NOLs generated in taxable years ending after December 31, 2017 can be carried forward indefinitely. On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, which provides a one-year measurement period from a registrant's reporting period that includes the Tax Act's enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the required accounting under ASC 740. We are still analyzing certain aspects of the Tax Act, which could potentially affect the measurement of our income tax balances and future income tax expense or benefit. The ultimate impact of the Tax Act may differ from the estimates provided herein, possibly materially, due to additional regulatory guidance, changes in interpretations and assumptions, and other actions as a result of the Tax Act.

We have NOLs for U.S. income tax purposes that have been generated from our operations. Our NOLs are scheduled to expire if not utilized between 2028 and 2037. As a result of the repurchase of a portion of our senior unsecured notes during 2015 and 2016, we had cancellation of debt income for tax purposes.  We reduced our NOLs by the amount of cancellation of debt income of approximately $86.6 million, $125.8 million and $538.0 million during 2017, 2016 and 2015, respectively.

The utilization of our NOLs to offset taxable income in future periods may be limited if we undergo an ownership change based on the criteria in Section 382 of the Internal Revenue Code. Generally, an ownership change occurs for Section 382 purposes when the percentage of stock held by one or more five-percent shareholders increases by more than 50 percentage points over the lowest stock ownership held by such shareholders on any testing date within a three-year period. See further discussion of the potential limitations on the utilization of our net operating losses as part of "Item 1A. Risk Factors". The Internal Revenue Code permits the exclusion of cancellation of debt income from taxable income if the discharge occurs during a Chapter 11 case. If this occurs, the amount of cancellation of debt income would reduce a company's tax attributes unless it is offset by NOLs. The NOLs that are available to offset cancellation of debt income in a Chapter 11 case are not limited by

Section 382 of the Internal Revenue Code. NOLs available for utilization as of December 31, 2017 were approximately $2.1 billion.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows:

(in thousands)	December 31, 2017	December 31, 2016 (1)
Deferred tax assets:
Net operating loss and AMT credits carryforwards	$548,701	$767,236
Oil and natural gas properties, gathering assets, and equipment	236,601	428,056
Debt restructuring	3,978	99,934
Other	54,487	73,923
Total deferred tax assets before valuation allowance	843,767	1,369,149
Valuation allowance	(843,480)	(1,369,149)
Total deferred tax assets	287	—
Deferred tax liabilities:
Goodwill	$(4,518)	$(2,802)
Derivative financial instruments	(287)	—
Total deferred tax liabilities	(4,805)	(2,802)
Net deferred tax assets (liabilities)	$(4,518)	$(2,802)

(1)
We made certain revisions between components of our non-current deferred tax assets as of December 31, 2016. As a result, our deferred tax assets and valuation allowance increased by $0.8 million. These revisions were deemed to be an immaterial correction of an error and did not affect our net deferred tax assets or liabilities or income tax expense.

As previously discussed, we reflected the impact of the change in the tax rate as a result of the Tax Act on our deferred tax assets and liabilities at December 31, 2017. During the years ended 2017, 2016 and 2015, we recognized a full valuation allowance against our net deferred tax assets.

A reconciliation of our income tax provision (benefit) computed by applying the statutory United States federal income tax rate to our income (loss) before income taxes for the years ended December 31, 2017, 2016 and 2015 is presented in the following table:

	Year Ended December 31,
(in thousands)	2017	2016 (1)	2015
Federal income taxes (benefit) provision at statutory rate of 35%	$8,630	$(77,860)	$(417,333)
Increases (reductions) resulting from:
Adjustments to the valuation allowance	(525,674)	82,459	459,843
Non-deductible compensation	3,206	5,019	2,399
State taxes net of federal benefit	(1,496)	(7,637)	(45,009)
Federal and state tax rate change	421,610	—	—
Non-deductible interest	149,577	—	—
Non-taxable gain on warrants	(55,716)	—	—
Other	159	821	100
Total income tax provision	$296	$2,802	$—

(1)
We made certain revisions between components of the reconciliation of our income tax provision for the year ended December 31, 2016. These revisions were deemed to be an immaterial correction of an error and did not affect our net deferred tax assets or liabilities or income tax expense.

During the year ended December 31, 2017, we recognized a current income tax benefit of $1.4 million due to refunds for alternative minimum tax credits. During the years ended 2017 and 2016, we recognized deferred income tax expense of $1.7 million and $2.8 million related to a deferred tax liability for tax deductible goodwill. During the years ended 2017 and 2016, the book basis of goodwill exceeded the tax basis that caused the previous book and tax basis differences to change from a deferred tax asset to a deferred tax liability. The deferred tax liability related to goodwill is considered to have an indefinite life based on the nature of the underlying asset and cannot be offset under GAAP with a deferred tax asset with a definite life, such as NOLs. However, the deferred income tax expense is not expected to result in cash payments of income taxes in the foreseeable future.

We did not recognize any liabilities for unrecognized tax benefits. As of December 31, 2017, 2016 and 2015, our policy is to recognize interest related to unrecognized tax benefits of interest expense and penalties in operating expenses. We have not accrued any interest or penalties relating to unrecognized tax benefits in the Consolidated Financial Statements.

We file a corporate consolidated income tax return for U.S. federal income tax purposes and file income tax returns in various states. With few exceptions, we are no longer subject to U.S. federal and state and local examinations by tax authorities for years before 2008.

13.	Related party transactions

OPCO and Appalachia Midstream JV

OPCO serves as the operator of our wells in the Appalachia JV and we advance funds to OPCO on an as needed basis. We did not advance any funds to OPCO during the years ended December 31, 2017, 2016 or 2015. OPCO may distribute any excess cash equally between us and Shell when its operating cash flows are sufficient to meet its capital requirements. There are service agreements between us and OPCO whereby we provide administrative and technical services for which we are reimbursed. For the years ended December 31, 2017, 2016 and 2015 these transactions included the following:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Amounts received from OPCO	6,596	15,016	30,577

As of December 31, 2017 and 2016, the amounts owed under the service agreements were as follows:

(in thousands)	December 31, 2017	December 31, 2016
Amounts due to EXCO (1)	$587	$618
Amounts due from EXCO (2)	3,726	13,624

(1)	Amounts due to us consist of receivables for services performed on behalf of OPCO. These amounts are recorded in "Accounts receivable, net — Other" on our Consolidated Balance Sheets.

(2)
Any amounts we owe to OPCO are netted against the advance until the advances are utilized. If the advances are fully utilized, we record amounts owed in "Accounts payable and accrued liabilities" on our Consolidated Balance Sheets.

As of December 31, 2017, we owned a 50% interest in an entity that owns and operates midstream assets in the Appalachia region ("Appalachia Midstream JV"). On October 12, 2017, EXCO received a $6.0 million cash distribution from Appalachia Midstream JV.

ESAS

On March 31, 2015, we entered into a services and investment agreement with ESAS, a wholly owned subsidiary of an affiliate of Bluescape. C. John Wilder, Executive Chairman of Bluescape, was the Executive Chairman of our Board of Directors until his resignation on November 9, 2017, and indirectly controls ESAS. As consideration for the services provided under the agreement, EXCO paid ESAS a monthly fee of $300,000 and an annual incentive payment of up to $2.4 million per year that was based on EXCO’s common share price achieving certain performance hurdles as compared to a peer group. The monthly fees were held in escrow until one year following the closing of the agreement and reported as "Restricted cash" on our Consolidated Balance Sheets. As an additional performance incentive under the services and investment agreement, EXCO issued ESAS Warrants in four tranches to purchase an aggregate of 5,333,335 common shares, subject to the satisfaction of certain performance criteria, at exercise prices ranging from $41.25 per share to $150.00 per share. The number of shares and exercise prices have been adjusted to reflect the reverse share-split that occurred on June 2, 2017.

The payments to ESAS as part of the services and investment agreement were $3.4 million and $8.4 million during 2017 and 2016, respectively. Amounts paid to ESAS in 2017 consisted of the monthly fees through the suspension of the contract in November 9, 2017. Amounts paid to ESAS in 2016 consisted of (i) the monthly fees including fees previously held in escrow and (ii) a $2.4 million annual incentive payment as a result of EXCO achieving a performance rank above the 75th percentile of the peer group.

On September 20, 2017, ESAS received $4.0 million and $1.8 million of PIK Payments in the form of additional 1.5 Lien Notes and 1.75 Lien Term Loans, respectively, resulting in ESAS holding $74.0 million in aggregate principal amount of 1.5 Lien Notes and $49.7 million in aggregate principal amount of 1.75 Lien Term Loans as of December 31, 2017. During the year ended December 31, 2017, ESAS also received $1.2 million of cash interest payments on the Exchange Term Loan and 192,609 of PIK Shares under the 1.75 Lien Term Loans. In addition, ESAS holds Financing Warrants representing the right to purchase an aggregate of 5,017,922 common shares at an exercise price equal to $13.95 per share. ESAS received a consent fee of $1.6 million in cash for exchanging its interest in the Exchange Term Loan, and a commitment fee of $2.1 million in cash in connection with the issuance of the 1.5 Lien Notes.

On November 9, 2017, we entered into an agreement with ESAS pursuant to which, among other things: (i) the services and investment agreement with ESAS, dated as of March 31, 2015, was suspended such that, during the suspension period and subject to the terms and conditions of the agreement: (a) ESAS is not required to provide any services to us, (b) we are not required to make any payments to ESAS with respect to the suspension period and (c) ESAS does not have the right to nominate a member to the Company’s Board of Directors; and (ii) the ESAS Warrants were forfeited and canceled and we have no further obligations under the ESAS Warrants.

On January 22, 2018, we closed the DIP Credit Agreement with lenders including affiliates of Bluescape. See "Note 17. Subsequent events" further discussion of the DIP Credit Agreement.

Fairfax

Samuel Mitchell serves as a Managing Director of Hamblin Watsa Investment Counsel Ltd. ("Hamblin Watsa"), the investment manager of Fairfax and certain affiliates thereof. Samuel Mitchell was a member of our Board of Directors until his resignation on September 20, 2017. On September 20, 2017, certain affiliates of Fairfax received $8.5 million and $15.8 million of PIK Payments in the form of additional 1.5 Lien Notes and 1.75 Lien Term Loans, respectively, resulting in Fairfax holding, directly or indirectly, $159.5 million in aggregate principal amount of 1.5 Lien Notes and $427.9 million in aggregate principal amount of 1.75 Lien Term Loans as of December 31, 2017. During the year ended December 31, 2017, Fairfax also received $10.6 million of cash interest payments on the Fairfax Term Loan and the Exchange Term Loan and 1,657,330 of PIK Shares under the 1.75 Lien Term Loans. In addition, Fairfax holds Financing Warrants representing the right to purchase an aggregate of 10,824,377 common shares at an exercise price equal to $13.95 per share, Commitment Fee Warrants representing the right to purchase an aggregate of 431,433 common shares at an exercise price equal to $0.01 per share and Amendment Fee Warrants representing the right to purchase an aggregate of 1,294,143 common shares at an exercise price equal to $0.01 per share. On January 16, 2018, affiliates of Fairfax surrendered all of their rights in the 2017 Warrants.

On January 22, 2018, we closed the DIP Credit Agreement with lenders including affiliates of Fairfax. See "Note 17. Subsequent events" further discussion of the DIP Credit Agreement.

Oaktree

B. James Ford serves as a Senior Advisor of Oaktree, and was a member of our Board of Directors until his resignation on September 20, 2017. On September 20, 2017, Oaktree received $2.2 million of PIK Payments in the form of additional 1.5 Lien Notes resulting in certain affiliates of Oaktree holding, directly or indirectly, $41.7 million in aggregate principal amount of 1.5 Lien Notes as of December 31, 2017. In addition, certain affiliates of Oaktree hold Financing Warrants representing the right to purchase an aggregate of 2,831,542 common shares at an exercise price equal to $13.95 per share. Oaktree also received a commitment fee of $1.2 million in cash in connection with the issuance of the 1.5 Lien Notes.

14.	Condensed consolidating financial statements

As of December 31, 2017, the majority of EXCO’s subsidiaries were guarantors under the EXCO Resources Credit Agreement, the indenture governing the 1.5 Lien Notes, the credit agreement governing the 1.75 Lien Term Loans, the credit agreement governing the Second Lien Term Loans, and the indentures governing the 2018 Notes and 2022 Notes. The DIP Credit Agreement, entered into on January 22, 2018, is guaranteed by the same subsidiaries as the EXCO Resources Credit Agreement, 1.5 Lien Notes, 1.75 Lien Term Loans, Second Lien Term Loans, 2018 Notes and 2022 Notes. All of our unrestricted subsidiaries under the 1.5 Lien Notes, 1.75 Lien Term Loans and the indentures governing the 2018 Notes and 2022 Notes are considered non-guarantor subsidiaries.

Set forth below are condensed consolidating financial statements of EXCO, the guarantor subsidiaries and the non-guarantor subsidiaries. The EXCO Resources Credit Agreement, 1.5 Lien Notes, 1.75 Lien Term Loans, 2018 Notes and 2022 Notes, which were issued by EXCO Resources, Inc., are jointly and severally guaranteed by substantially all of our subsidiaries (referred to as Guarantor Subsidiaries). For purposes of this footnote, EXCO Resources, Inc. is referred to as Resources to distinguish it from the Guarantor Subsidiaries. Each of the Guarantor Subsidiaries is a 100% owned subsidiary of Resources and the guarantees are unconditional as they relate to the assets of the Guarantor Subsidiaries.

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

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$49,170	$(9,573)	$—	$—	$39,597
Restricted cash	—	15,271	—	—	15,271
Other current assets	22,697	90,265	—	—	112,962
Total current assets	71,867	95,963	—	—	167,830
Equity investments	—	—	14,181	—	14,181
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	118,652	—	—	118,652
Proved developed and undeveloped oil and natural gas properties	333,719	2,773,847	—	—	3,107,566
Accumulated depletion	(330,777)	(2,421,534)	—	—	(2,752,311)
Oil and natural gas properties, net	2,942	470,965	—	—	473,907
Other property and equipment, net and other non-current assets	892	20,382	—	—	21,274
Investments in and advances to affiliates, net	466,055	—	—	(466,055)	—
Goodwill	13,293	149,862	—	—	163,155
Total assets	$555,049	$737,172	$14,181	$(466,055)	$840,347
Liabilities and shareholders' equity
Current maturities of long-term debt	$1,362,500	$—	$—	$—	$1,362,500
Other current liabilities	32,280	272,190	—	—	304,470
Long-term debt	—	—	—	—	—
Derivative financial instruments - common share warrants	1,950	—	—	—	1,950
Other long-term liabilities	4,518	13,108	—	—	17,626
Payable to parent	—	2,447,586	—	(2,447,586)	—
Total shareholders' equity	(846,199)	(1,995,712)	14,181	1,981,531	(846,199)
Total liabilities and shareholders' equity	$555,049	$737,172	$14,181	$(466,055)	$840,347

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,610	$(15,542)	$—	$—	$9,068
Restricted cash	—	11,150	—	—	11,150
Other current assets	6,463	83,936	—	—	90,399
Total current assets	31,073	79,544	—	—	110,617
Equity investments	—	—	24,365	—	24,365
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	97,080	—	—	97,080
Proved developed and undeveloped oil and natural gas properties	331,823	2,608,100	—	—	2,939,923
Accumulated depletion	(330,776)	(2,371,469)	—	—	(2,702,245)
Oil and natural gas properties, net	1,047	333,711	—	—	334,758
Other property and equipment, net and other non-current assets	568	23,093	—	—	23,661
Investments in and advances to affiliates, net	430,168	—	—	(430,168)	—
Deferred financing costs, net	4,376	—	—	—	4,376
Derivative financial instruments - commodity derivatives	482	—	—	—	482
Goodwill	13,293	149,862	—	—	163,155
Total assets	$481,007	$586,210	$24,365	$(430,168)	$661,414
Liabilities and shareholders' equity
Current maturities of long-term debt	$50,000	$—	$—	$—	$50,000
Other current liabilities	40,671	167,692	—	—	208,363
Long-term debt	1,258,538	—	—	—	1,258,538
Other long-term liabilities	3,704	12,715	—	—	16,419
Payable to parent	—	2,337,585	—	(2,337,585)	—
Total shareholders' equity	(871,906)	(1,931,782)	24,365	1,907,417	(871,906)
Total liabilities and shareholders' equity	$481,007	$586,210	$24,365	$(430,168)	$661,414

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$258,830	$—	$—	$258,830
Purchased natural gas and marketing	—	24,816	—	—	24,816
Total revenues	—	283,646	—	—	283,646
Costs and expenses:
Oil and natural gas production	—	48,142	—	—	48,142
Gathering and transportation	—	111,427	—	—	111,427
Purchased natural gas	—	23,400	—	—	23,400
Depletion, depreciation and amortization	298	50,742	—	—	51,040
Impairment of oil and natural gas properties	—	—	—	—	—
Accretion of discount on asset retirement obligations	—	874	—	—	874
General and administrative	(30,224)	60,389	—	—	30,165
Other operating items	553	58,601	—	—	59,154
Total costs and expenses	(29,373)	353,575	—	—	324,202
Operating income (loss)	29,373	(69,929)	—	—	(40,556)
Other income (expense):
Interest expense, net	(108,173)	(2)	—	—	(108,175)
Gain on derivative financial instruments - commodity derivatives	24,732	—	—	—	24,732
Gain on derivative financial instruments - common share warrants	159,190	—	—	—	159,190
Loss on restructuring of debt	(6,380)	—	—	—	(6,380)
Other income	30	1	—	—	31
Equity loss	—	—	(4,184)	—	(4,184)
Net loss from consolidated subsidiaries	(74,114)	—	—	74,114	—
Total other income (expense)	(4,715)	(1)	(4,184)	74,114	65,214
Income (loss) before income taxes	24,658	(69,930)	(4,184)	74,114	24,658
Income tax expense	296	—	—	—	296
Net income (loss)	$24,362	$(69,930)	$(4,184)	$74,114	$24,362

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$248,649	$—	$—	$248,649
Purchased natural gas and marketing	—	22,352	—	—	22,352
Total revenues	—	271,001	—	—	271,001
Costs and expenses:
Oil and natural gas production	4	49,985	—	—	49,989
Gathering and transportation	—	106,460	—	—	106,460
Purchased natural gas	—	23,557	—	—	23,557
Depletion, depreciation and amortization	381	75,601	—	—	75,982
Impairment of oil and natural gas properties	838	159,975	—	—	160,813
Accretion of discount on asset retirement obligations	—	2,210	—	—	2,210
General and administrative	(11,254)	59,954	—	—	48,700
Other operating items	(385)	24,624	—	—	24,239
Total costs and expenses	(10,416)	502,366	—	—	491,950
Operating income (loss)	10,416	(231,365)	—	—	(220,949)
Other income (expense):
Interest expense, net	(70,438)	—	—	—	(70,438)
Loss on derivative financial instruments - commodity derivatives	(34,137)	—	—	—	(34,137)
Gain on restructuring and extinguishment of debt	119,457	—	—	—	119,457
Other income	9	34	—	—	43
Equity loss	—	—	(16,432)	—	(16,432)
Net loss from consolidated subsidiaries	(247,763)	—	—	247,763	—
Total other income (expense)	(232,872)	34	(16,432)	247,763	(1,507)
Income (loss) before income taxes	(222,456)	(231,331)	(16,432)	247,763	(222,456)
Income tax expense	2,802	—	—	—	2,802
Net income (loss)	$(225,258)	$(231,331)	$(16,432)	$247,763	$(225,258)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2015

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$4	$329,254	$—	$—	$329,258
Purchased natural gas and marketing	—	26,442	—	—	26,442
Total revenues	4	355,696	—	—	355,700
Costs and expenses:
Oil and natural gas production	37	76,496	—	—	76,533
Gathering and transportation	—	99,321	—	—	99,321
Purchased natural gas	—	27,369	—	—	27,369
Depletion, depreciation and amortization	943	214,483	—	—	215,426
Impairment of oil and natural gas properties	9,316	1,206,054	—	—	1,215,370
Accretion of discount on asset retirement obligations	4	2,273	—	—	2,277
General and administrative	(4,313)	63,131	—	—	58,818
Other operating items	1,646	(1,185)	—	—	461
Total costs and expenses	7,633	1,687,942	—	—	1,695,575
Operating loss	(7,629)	(1,332,246)	—	—	(1,339,875)
Other income (expense):
Interest expense, net	(106,082)	—	—	—	(106,082)
Gain on derivative financial instruments - commodity derivative	75,869	—	—	—	75,869
Gain on restructuring of debt	193,276	—	—	—	193,276
Other income	87	35	—	—	122
Equity loss	—	—	(15,691)	—	(15,691)
Net loss from consolidated subsidiaries	(1,347,902)	—	—	1,347,902	—
Total other income (expense)	(1,184,752)	35	(15,691)	1,347,902	147,494
Income (loss) before income taxes	(1,192,381)	(1,332,211)	(15,691)	1,347,902	(1,192,381)
Income tax expense	—	—	—	—	—
Net income (loss)	$(1,192,381)	$(1,332,211)	$(15,691)	$1,347,902	$(1,192,381)

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(22,761)	$77,172	$—	$—	$54,411
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(1,347)	(169,820)	—	—	(171,167)
Proceeds from disposition of property and equipment	—	350	—	—	350
Restricted cash	—	(4,121)	—	—	(4,121)
Net changes in advances to joint ventures	—	(9,161)	—	—	(9,161)
Equity investments and other	—	1,548	—	—	1,548
Advances/investments with affiliates	(110,001)	110,001	—	—	—
Net cash used in investing activities	(111,348)	(71,203)	—	—	(182,551)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	163,401	—	—	—	163,401
Repayments under EXCO Resources Credit Agreement	(265,592)	—	—	—	(265,592)
Proceeds received from issuance of 1.5 Lien Notes	295,530	—	—	—	295,530
Payments on Exchange Term Loan	(11,602)	—	—	—	(11,602)
Payments of common share dividends	(6)	—	—	—	(6)
Debt financing costs and other	(23,062)	—	—	—	(23,062)
Net cash provided by financing activities	158,669	—	—	—	158,669
Net increase (decrease) in cash	24,560	5,969	—	—	30,529
Cash at beginning of period	24,610	(15,542)	—	—	9,068
Cash at end of period	$49,170	$(9,573)	$—	$—	$39,597

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2016

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$572	$(986)	$—	$—	$(414)
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(1,521)	(78,904)	—	—	(80,425)
Proceeds from disposition of property and equipment	10	14,339	—	—	14,349
Restricted cash	—	7,970	—	—	7,970
Net changes in advances to joint ventures	—	3,097	—	—	3,097
Advances/investments with affiliates	(60,991)	60,991	—	—	—
Net cash provided by (used in) investing activities	(62,502)	7,493	—	—	(55,009)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	404,897	—	—	—	404,897
Repayments under EXCO Resources Credit Agreement	(243,797)	—	—	—	(243,797)
Repurchases of senior unsecured notes	(53,298)	—	—	—	(53,298)
Payment on Exchange Term Loan	(50,695)	—	—	—	(50,695)
Payments of common share dividends	(91)	—	—	—	(91)
Deferred financing costs and other	(4,772)	—	—	—	(4,772)
Net cash provided by financing activities	52,244	—	—	—	52,244
Net increase (decrease) in cash	(9,686)	6,507	—	—	(3,179)
Cash at beginning of period	34,296	(22,049)	—	—	12,247
Cash at end of period	$24,610	$(15,542)	$—	$—	$9,068

EXCO RESOURCES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2015

(in thousands)	Resources	Guarantor Subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$34,532	$99,495	$—	$—	$134,027
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment	(2,601)	(322,597)	—	—	(325,198)
Proceeds from disposition of property and equipment	686	6,711	—	—	7,397
Restricted cash	—	4,850	—	—	4,850
Net changes in advances to joint ventures	—	10,663	—	—	10,663
Equity investments and other	—	1,455	—	—	1,455
Advances/investments with affiliates	(217,906)	217,906	—	—	—
Net cash used in investing activities	(219,821)	(81,012)	—	—	(300,833)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	165,000	—	—	—	165,000
Repayments under EXCO Resources Credit Agreement	(300,000)	—	—	—	(300,000)
Proceeds received from issuance of Fairfax Term Loan	300,000	—	—	—	300,000
Repurchases of senior unsecured notes	(12,008)	—	—	—	(12,008)
Payment on Exchange Term Loan	(8,827)	—	—	—	(8,827)
Proceeds from issuance of common shares, net	9,693	—	—	—	9,693
Payments of common share dividends	(164)	—	—	—	(164)
Deferred financing costs and other	(20,946)	—	—	—	(20,946)
Net cash provided by financing activities	132,748	—	—	—	132,748
Net increase (decrease) in cash	(52,541)	18,483	—	—	(34,058)
Cash at beginning of period	86,837	(40,532)	—	—	46,305
Cash at end of period	$34,296	$(22,049)	$—	$—	$12,247

15.	Quarterly financial data (unaudited)

The following are summarized quarterly financial data for the years ended December 31, 2017 and 2016:

	Quarter
(in thousands, except per share amounts)	1st	2nd	3rd	4th
2017
Total revenues	$76,529	$71,015	$66,736	$69,366
Operating income (loss) (1)	13,587	15,216	(5,142)	(64,217)
Net income (loss) (2)	$8,193	$120,750	$(18,824)	$(85,757)
Basic earnings (loss) per share:
Net income (loss)	$0.44	$6.13	$(0.81)	$(3.68)
Weighted average shares	18,726	19,702	23,319	23,333
Diluted earnings (loss) per share:
Net income (loss)	$0.44	$6.07	$(0.81)	$(3.68)
Weighted average shares	18,749	19,886	23,319	23,333

2016
Total revenues	$56,090	$58,791	$77,186	$78,934
Operating income (loss) (3)	(164,698)	(72,997)	4,142	12,604
Net income (loss) (4)	$(130,148)	$(111,347)	$50,936	$(34,699)
Basic earnings (loss) per share:
Net income (loss)	$(7.01)	$(5.99)	$2.73	$(1.86)
Weighted average shares	18,568	18,597	18,670	18,686
Diluted earnings (loss) per share:
Net income (loss)	$(7.01)	$(5.99)	$2.72	$(1.86)
Weighted average shares	18,568	18,597	18,749	18,686

(1)
Operating loss for the fourth quarter of 2017 includes the acceleration of the remaining charges under a firm transportation agreement of $56.4 million. See "Note 8. Commitments and contingencies" for further discussion.

(2)
Net income (loss) includes gains on the revaluation of the 2017 Warrants of $6.0 million, $122.3 million, $18.3 million and $12.6 million during the first, second, third, and fourth quarters of 2017, respectively, primarily due to a decrease in EXCO's share price. See "Note 4. Derivative financial instruments" for further discussion.

(3)
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

16.	Supplemental information relating to oil and natural gas producing activities (unaudited)

The following supplemental information relating to our oil and natural gas producing activities for the years ended December 31, 2017, 2016 and 2015 is presented in accordance with ASC 932, Extractive Activities, Oil and Gas.

Presented below are costs incurred in oil and natural gas property acquisition, exploration and development activities:

(in thousands, except per unit amounts)	Amount
2017:
Proved property acquisition costs	$18,940
Unproved property acquisition costs	5,228
Total property acquisition costs	24,168
Development	128,323
Exploration costs (1)	19,538
Lease acquisitions and other	5,654
Capitalized asset retirement costs	12
Depletion per Boe	$3.45
Depletion per Mcfe	$0.57
2016:
Proved property acquisition costs	$638
Unproved property acquisition costs	393
Total property acquisition costs	1,031
Development	62,328
Exploration costs	—
Lease acquisitions and other	760
Capitalized asset retirement costs	—
Depletion per Boe	$4.28
Depletion per Mcfe	$0.71
2015:
Proved property acquisition costs	$7,608
Unproved property acquisition costs	—
Total property acquisition costs	7,608
Development	215,239
Exploration costs (1)	13,306
Lease acquisitions and other	13,017
Capitalized asset retirement costs	881
Depletion per Boe	$10.32
Depletion per Mcfe	$1.72

(1)	Exploration costs in 2017 related to the wells drilled in the Bossier shale in North Louisiana. Exploration costs in 2015 related to the wells drilled in the Buda formation in South Texas.

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

	Oil (Mbbls)	Natural Gas (Mmcf)	Mmcfe (8)
December 31, 2014	17,687	1,157,674	1,263,796
Purchase of reserves in place (1)	459	122	2,876
Discoveries and extensions (2)	7,602	152,473	198,085
Revisions of previous estimates:
Changes in price	(2,821)	(598,865)	(615,791)
Other factors (3)	(145)	184,641	183,771
Sales of reserves in place	(1)	(1,445)	(1,451)
Production	(2,342)	(109,926)	(123,978)
December 31, 2015	20,439	784,674	907,308
Purchase of reserves in place	—	552	552
Discoveries and extensions (4)	—	16,381	16,381
Revisions of previous estimates:
Changes in price	(2,061)	(55,748)	(68,114)
Other factors (5)	(5,165)	(208,714)	(239,704)
Sales of reserves in place	(1,276)	(27,597)	(35,253)
Production	(1,769)	(93,829)	(104,443)
December 31, 2016	10,168	415,719	476,727
Purchase of reserves in place (6)	—	50,456	50,456
Discoveries and extensions	13	21,880	21,958
Revisions of previous estimates:
Changes in price	679	30,200	34,274
Other factors (7)	(290)	72,332	70,593
Sales of reserves in place	—	—	—
Production	(1,158)	(80,136)	(87,084)
December 31, 2017	9,412	510,451	566,924
Estimated Quantities of Proved Developed and Proved Undeveloped Reserves

	Oil (Mbbls)	Natural Gas (Mmcf)	Mmcfe
Proved developed:
December 31, 2017	9,412	510,451	566,924
December 31, 2016	10,168	415,719	476,727
December 31, 2015	12,056	364,932	437,268
Proved undeveloped:
December 31, 2017	—	—	—
December 31, 2016	—	—	—
December 31, 2015	8,383	419,742	470,040

(1)	Purchases of reserves in place include the acquisition of certain proved developed producing properties in the Eagle Ford shale in connection with the Participation Agreement.

(2)
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

(3)
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

(4)	New discoveries and extensions in 2016 include 14.9 Bcfe in the Haynesville and Bossier shales related to our development of properties within the Shelby area of East Texas.

(5)
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

(6)
Purchases of reserves in place primarily related to the acquisition of incremental interests in certain oil and natural gas properties that we operate and undeveloped acreage in the North Louisiana region.

(7)
Total revisions due to Other factors primarily include the reclassification of wells to Proved Reserves during 2017 that were previously reclassified to unproved reserves in prior years due to capital constraints. These reclassifications primarily related to conversions of wells to Proved Developed Reserves as a result of our development activities in the North Louisiana region.

(8)	The above reserves do not include our equity interest in OPCO, which was not significant in any period presented.

Standardized measure of discounted future net cash flows

We have summarized the Standardized Measure related to our proved oil and natural gas reserves. We have based the following summary on a valuation of Proved Reserves using discounted cash flows based on prices as prescribed by the SEC, costs and economic conditions and a 10% discount rate. The additions to Proved Reserves from the purchase of reserves in place, and new discoveries and extensions could vary significantly from year to year; additionally, the impact of changes to reflect current prices and costs of reserves proved in prior years could also be significant. Furthermore, the ability to demonstrate the financing available to fund a development program with Reasonable Certainty could have a significant impact on our Proved Undeveloped Reserves. Accordingly, the information presented below should not be viewed as an estimate of the fair value of our oil and natural gas properties, nor should it be indicative of any trends.

(in thousands)	Amount
Year ended December 31, 2017:
Future cash inflows	$1,690,056
Future production costs	863,847
Future development costs (1)	51,925
Future income taxes	—
Future net cash flows	774,284
Discount of future net cash flows at 10% per annum	291,537
Standardized measure of discounted future net cash flows	$482,747
Year ended December 31, 2016:
Future cash inflows	$1,216,855
Future production costs	705,873
Future development costs (1)	39,956
Future income taxes	—
Future net cash flows	471,026
Discount of future net cash flows at 10% per annum	160,095
Standardized measure of discounted future net cash flows	$310,931
Year ended December 31, 2015:
Future cash inflows	$2,684,362
Future production costs	1,280,795
Future development costs	641,768
Future income taxes	—
Future net cash flows	761,799
Discount of future net cash flows at 10% per annum	359,666
Standardized measure of discounted future net cash flows	$402,133

(1)
All of our Proved Undeveloped Reserves were reclassified to unproved during 2016 due to the uncertainty regarding the financing required to develop these reserves.  These reserves remained classified as unproved due to our inability to meet the Reasonable Certainty criteria for recording Proved Undeveloped Reserves, as prescribed under the SEC requirements, as the uncertainty regarding our availability of capital required to develop these reserves still existed at December 31, 2017 and 2016. As such, future development costs at December 31, 2017 and 2016 consist primarily of estimated future plugging and abandonment costs.

During recent years, prices paid for oil and natural gas have fluctuated significantly. The reference prices at December 31, 2017, 2016 and 2015 used in the above table, were $51.34, $42.75 and $50.28 per Bbl of oil, respectively, and $2.98, $2.48 and $2.59 per Mmbtu of natural gas, respectively. Each of the reference prices for oil and natural gas were adjusted for quality factors and regional differentials. These prices reflect the SEC rules requiring the use of simple average of the first day of the month price for the previous 12 month period for natural gas at Henry Hub and West Texas Intermediate crude oil at Cushing, Oklahoma.

The following are the principal sources of change in the Standardized Measure:

(in thousands)	Amount
Year ended December 31, 2017:
Sales and transfers of oil and natural gas produced	$(99,260)
Net changes in prices and production costs	91,998
Extensions and discoveries, net of future development and production costs	25,459
Development costs during the period to the extent previously estimated	1,913
Changes in estimated future development costs	(4,758)
Revisions of previous quantity estimates	88,825
Sales of reserves in place	—
Purchase of reserves in place	40,991
Accretion of discount	31,093
Changes in timing and other	(4,444)
Net change in income taxes	—
Net change	$171,817
Year ended December 31, 2016:
Sales and transfers of oil and natural gas produced	$(92,200)
Net changes in prices and production costs	(260,335)
Extensions and discoveries, net of future development and production costs	16,258
Development costs during the period to the extent previously estimated	46,499
Changes in estimated future development costs	384,644
Revisions of previous quantity estimates	(180,367)
Sales of reserves in place	(11,814)
Purchase of reserves in place	347
Accretion of discount	40,213
Changes in timing and other	(34,447)
Net change in income taxes	—
Net change	$(91,202)
Year ended December 31, 2015:
Sales and transfers of oil and natural gas produced	$(153,404)
Net changes in prices and production costs	(1,438,023)
Extensions and discoveries, net of future development and production costs	99,818
Development costs during the period to the extent previously estimated	109,895
Changes in estimated future development costs	407,780
Revisions of previous quantity estimates	(232,325)
Sales of reserves in place	(1,632)
Purchase of reserves in place	6,892
Accretion of discount	126,533
Changes in timing and other	(65,988)
Net change in income taxes	—
Net change	$(1,140,454)

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

(in thousands)	Total	2017	2016	2015	2014 and prior
Property acquisition costs	$71,244	$10,890	$899	$11,121	$48,334
Exploration and development	10,820	10,820	—	—	—
Capitalized interest	36,588	6,440	5,213	8,464	16,471
Total	$118,652	$28,150	$6,112	$19,585	$64,805

17.	Subsequent events
Chapter 11 Cases

On January 15, 2018, the Company and the Filing Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. The Chapter 11 Cases are being jointly administered under the caption In Re EXCO Resources, Inc., Case No. 18-30155 (MI). The Court has granted all of the first day motions filed by the Debtors that were designed primarily to minimize the impact of the Chapter 11 proceedings on our operations, customers and employees. We will continue to operate our businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. We expect to continue our operations without interruption during the pendency of the Chapter 11 proceedings.
Impact on indebtedness

As of January 15, 2018, we had approximately $1.4 billion in principal amount of indebtedness, including approximately: (i) $126.4 million outstanding under the EXCO Resources Credit Agreement, (ii) $317.0 million in outstanding under the 1.5 Lien Notes, (iii) $708.9 million outstanding under the 1.75 Lien Term Loans, (iv) $17.2 million outstanding under the Second Lien Term Loans, (v) $131.6 million outstanding under the 2018 Notes and (vi) $70.2 million outstanding under the 2022 Notes. The commencement of the Chapter 11 Cases described above constituted an event of default that accelerated our obligations under the following debt instruments:

•	EXCO Resources Credit Agreement;

•	1.5 Lien Notes;

•	1.75 Lien Term Loans;

•	2018 Notes; and

•	2022 Notes.

These debt instruments provide that as a result of the commencement of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments are automatically stayed as a result of the commencement of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. As a result of the bankruptcy proceedings, the Court may limit post-petition interest on debt that may be under secured or unsecured. On February 22, 2018, the Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement and the 1.5 Lien Notes.
DIP Credit Agreement

On January 22, 2018, we closed the DIP Credit Agreement with lenders including affiliates of Fairfax, Bluescape and JPMorgan Chase Bank, N.A. ("DIP Lenders"). Hamblin Watsa Investment Counsel Ltd. is the administrative agent (“DIP Agent”) for the DIP Credit Agreement. The DIP Credit Agreement includes the Revolver A Facility in an aggregate principal amount of $125.0 million and the Revolver B Facility in an aggregate principal amount of $125.0 million.

All amounts outstanding under the DIP Facilities bear interest at an adjusted LIBOR plus 4.00% per annum. During the continuance of an event of default, the outstanding amounts under the DIP Facilities bear interest at an additional 2.00% per annum above the interest rate otherwise applicable.
The DIP Facilities will mature on the earliest of (a) 12 months from the initial borrowings on January 22, 2018, (b) the effective date of a plan of reorganization in the Chapter 11 Cases, or (c) the date of termination of all revolving commitments and/or the acceleration of the obligations under the DIP Facilities following an event of default. We have the option, subject to certain conditions, to extend the maturity of the DIP Facilities to the date that is 18 months from the initial borrowing date. Borrowings under the DIP Credit Agreement are subject to a borrowing base based on the value of our oil and gas reserves. Beginning on January 1, 2019, the borrowing base will be subject to adjustment semi-annually, on April 1 and October 1 of each year. The initial borrowing base under the DIP Facilities is $250.0 million. The DIP Lenders have considerable discretion in setting our borrowing base as part of the redetermination process. However, we may elect to redetermine the borrowing base to an amount equal to two-thirds of the net present value, discounted at nine percent, of our Proved Developed Reserves.

The proceeds of the DIP Facilities may be used in accordance with the DIP Credit Agreement to (i) repay obligations outstanding under the EXCO Resources Credit Agreement, (ii) pay for operating expenses incurred during the Chapter 11 Cases subject to a budget provided to the DIP Lenders under the DIP Credit Agreement, (iii) pay for certain transaction costs, fees and expenses, and (iv) pay for certain other costs and expenses of administering the Chapter 11 Cases. We used approximately $104.0 million of the proceeds provided through the DIP Facilities to refinance all obligations outstanding under the EXCO Resources Credit Agreement (the “ERCA Refinancing”). Under the DIP Credit Agreement, approximately $24.0 million of outstanding letters of credit were deemed issued under the Revolver A Facility, and approximately $21.6 million of loans outstanding under the EXCO Resources Agreement were deemed exchanged for loans under the Revolver B Facility. On January 18, 2018, the Court entered an interim order (the “DIP Interim Order”) that authorized us to enter into the DIP Facilities. Under the Interim Order, the ERCA Refinancing was subject to a challenge and review period that expired on the date of the Court hearing on the final order (the “DIP Challenge Period”). On February 22, 2018, the Court entered into a final order authorizing entry into the DIP Credit Agreement on a final basis. The entry into the final order resulted in the expiration of the DIP Challenge Period and the termination of the EXCO Resources Credit Agreement. As of February 28, 2018, we had $156.4 million in outstanding indebtedness under the DIP Facilities, excluding letters of credit. Our available borrowing capacity under the DIP Facilities was $69.6 million as of February 28, 2018.

The DIP Lenders and the DIP Agent, subject to the Carve-Out (as defined below) and the terms of the Interim Order, at all times: (i) are entitled to joint and several super-priority administrative expense claim status in the Chapter 11 cases; (ii) have a first priority lien on substantially all of our assets; (iii) have a junior lien on any of our assets subject to a valid, perfected and non-avoidable lien as of the Petition Date, other than such liens securing the obligations under the EXCO Resources Credit Agreement, 1.5 Lien Notes, 1.75 Lien Term Loans and Second Lien Term Loans, and (iv) have a first priority pledge of 100% of the stock and other equity interests in each of our direct and indirect subsidiaries. Our obligations to the DIP Lenders and the liens and super-priority claims are subject in each case to a carve out (the “Carve-Out”) that accounts for certain administrative, court and legal fees payable in connection with the Chapter 11 Cases.

The DIP Credit Agreement contains certain financial covenants, including, but not limited to:

•	our cash (as defined in the DIP Credit Agreement) plus unused commitments under the DIP Credit Agreement cannot be less than of $20.0 million; and

•
aggregate disbursements cannot exceed 120% of the aggregate disbursements (excluding professional fees incurred in the Chapter 11 Cases) set forth in the 13-week forecasts provided to the administrative agent of the DIP Credit Agreement. The testing period is based on the immediately preceding four-week period and is measured every two weeks. The 13-week forecast is provided to the DIP Agent on a monthly basis and shall be consistent in all material respects with the applicable period covered by the 2018 budget that was previously delivered to the administrative agent of the DIP Credit Agreement.

The DIP Facilities contain events of default, including: (i) conversion of the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code and (ii) appointment of a trustee, examiner or receiver in the Chapter 11 Cases. The DIP Facilities contained an event of default if we failed to pursue a Court hearing no later than July 1, 2018 to consider the sale of all or substantially all of our assets. This requirement to pursue the court hearing to consider the sale of assets may have been waived by Fairfax, and the DIP Lenders and the Company were required negotiate in good faith the terms of a plan of reorganization to equitize certain indebtedness as an alternative to the sale process. On February 22, 2018, the final order entered by the Court deemed the requirement to pursue a Court hearing to consider the sale of all or substantially all of our assets to be no longer in force and effect.

The foregoing description does not purport to be a complete description of the DIP Credit Agreement, a copy of which is filed as an exhibit to the Current Report on Form 8-K, dated January 25, 2018.

Automatic stay

Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administrative actions against the Company and the Filing Subsidiaries as well as efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. As a result, for example, most creditor actions to obtain possession of property from us or any of the Filing Subsidiaries, or to create, perfect or enforce any lien against our property or any of the Filing Subsidiaries, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are stayed.

Executory contracts

Subject to certain exceptions, under the Bankruptcy Code, the Company and the Filing Subsidiaries may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Court and fulfillment of certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a breach as of the petition date of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Company and the Filing Subsidiaries of performing their future obligations under such executory contract or unexpired lease but may give rise to a general unsecured claim against us or the applicable Filing Subsidiaries for damages caused by such rejection. The assumption of an executory contract or unexpired lease generally requires the Company and the Filing Subsidiaries to cure existing monetary or other defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Any description of the treatment of an executory contract or unexpired lease with the Company or any of the Filing Subsidiaries, including any description of the obligations under any such executory contract or unexpired lease, is qualified by and subject to any rights we have with respect to executory contracts and unexpired leases under the Bankruptcy Code.

On January 18, 2018, the Company and the Filings Subsidiaries filed motions to reject certain executory contracts as permitted under the Bankruptcy Code. The contracts include the following:

•	Firm transportation agreements with Acadian, which required us to transport 325,000 Mmbtu per day on the Acadian Gas Pipeline System or pay reservation charges through October, 31, 2025;

•	Natural gas sales agreements with Enterprise, which required us to sell 75,000 Mmbtu per day of natural gas to Enterprise or incur certain costs through October 31, 2025;

•	Firm transportation agreements with Regency, which required us to either transport 237,500 Mmbtu per day of natural gas or pay reservation charges through January 31, 2020;

•	Marketing agreement with Chesapeake, which required us to allow Chesapeake to purchase natural gas for certain wells in North Louisiana through 2021; and

•	Natural gas sales agreements with Shell, which required us to sell 100,000 Mmbtu per day of natural gas to Shell or incur certain costs through November 30, 2020.

On March 7, 2018, the Court approved the rejection of the aforementioned executory contracts with Regency, Chesapeake and Shell. The hearing to consider the motion to reject the Enterprise and Acadian contracts is scheduled for March 29, 2018. On March 1, 2018, the Company and the Filing Subsidiaries filed a motion to reject an agreement to deliver an aggregate minimum volume commitment of natural gas production in East Texas and North Louisiana to certain gathering systems through November 30, 2018. The hearing to consider this motion is scheduled for March 29, 2018. See further discussion of the future minimum obligations under these contracts as of December 31, 2017 in "Note 8. Commitments and contingencies".
Chapter 11 filing impact on creditors and shareholders

Under the priority requirements established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities to creditors and post-petition liabilities must be satisfied in full before the holders of our existing common shares are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors, if any, will not be determined until confirmation and implementation of a plan of reorganization. The outcome of the Chapter 11 Cases remains uncertain at this time and, as a result, we cannot accurately estimate the amounts or value of distributions that creditors may receive. We believe it is highly likely that our existing common shares will be canceled at the conclusion of our Chapter 11 Cases, and the holders of our existing common shares will be entitled to a limited recovery, if any.

Restrictions on trading of our equity securities to protect our use of net operating losses

The Court has entered a final order pursuant to Sections 362(a)(3) and 541 of the Bankruptcy Code enabling the Company and the Filing Subsidiaries to avoid limitations on the use of our income tax net operating loss carryforwards and certain other tax attributes by imposing certain notice procedures and transfer restrictions on the trading of our equity securities. In general, the order applies to any person that, directly or indirectly, beneficially owns (or would beneficially own as a result of a proposed transfer) at least 4.5% of our outstanding common stock (a “Substantial Stockholder”), and requires that each Substantial Stockholder file with the Court and serve us with notice of such status. Under the order, prior to any proposed acquisition or disposition of equity securities that would result in an increase or decrease in the amount of our equity securities owned by a Substantial Stockholder, or that would result in a person or entity becoming a Substantial Stockholder, such person or entity is required to file with the Court and notify us of such acquisition or disposition. We have the right to seek an injunction from the Court to prevent certain acquisitions or sales of our common shares if the acquisition or sale would pose a material risk of adversely affecting our ability to utilize such tax attributes.

Risks associated with Chapter 11 proceedings

For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 proceedings as described in "Item 1A. Risk Factors”. As a result of these risks and uncertainties, our assets, liabilities, shareholders' equity, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties and capital plans included in this Annual Report may not accurately reflect our operations, properties and capital plans following the Chapter 11 process.
Appalachia JV Settlement

On January 26, 2018, we filed a motion to authorize the entry into a settlement agreement with a subsidiary of Shell to resolve arbitration regarding our right to participate in an area of mutual interest in the Appalachia region. The final order related to this settlement was approved on February 22, 2018 and we closed the settlement agreement on February 27, 2018. Under the terms of the settlement:

•	Shell transferred its interests to EXCO in each of BG Production Company (PA), LLC, BG Production Company (WV), LLC, OPCO, and the Appalachia Midstream JV;

•	Shell and EXCO terminated and considered to be fulfilled obligations and liabilities under certain specified agreements related to the Appalachia JV;

•
EXCO reconveyed its interests in certain leases, representing an interest in 364 net acres, that EXCO had previously acquired from Shell within the area of mutual interest, in exchange for consideration of $0.7 million;

•
EXCO and Shell mutually released all existing, future, known, and unknown claims for all existing, future, known, and unknown damages and remedies that each party may have against one another arising out of or relating to the joint development agreement, the area of mutual interest, the arbitration, the state court action, and all joint venture dealings among the parties and certain of their affiliates in the Appalachia region, except as expressly provided in the settlement; and

•	EXCO caused the arbitration and the state court action to be dismissed with prejudice.

The settlement increased our acreage in the Appalachia region by approximately 177,700 net acres, and the production from the additional interests in producing wells acquired was 26 net Mmcfe per day during December 2017. In addition, EXCO owns 100% of OPCO and the Appalachia Midstream JV subsequent to the settlement.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Exchange Act, EXCO's management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that EXCO's disclosure controls and procedures were effective as of December 31, 2017 to ensure that information that is required to be disclosed by EXCO in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to EXCO's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's report on internal control over financial reporting. EXCO's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions. Management's annual report of internal control over financial reporting and the audit report on our internal control over financial reporting of our independent registered public accounting firm, KPMG LLP, are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

Changes in internal control over financial reporting. There were no changes in EXCO's internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, EXCO's internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required in response to this Item 10 will be provided in an amendment on Form 10-K/A and will be incorporated by reference therein.

Item 11.     Executive Compensation

The information required in response to this Item 11 will be provided in an amendment on Form 10-K/A and will be incorporated by reference therein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this Item 12 will be provided in an amendment on Form 10-K/A and will be incorporated by reference therein.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required in response to this Item 13 will be provided in an amendment on Form 10-K/A and will be incorporated by reference therein.

Item 14.     Principal Accountant Fees and Services

The information required in response to this Item 14 will be provided in an amendment on Form 10-K/A and we be incorporated by reference therein.

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

Date:	March 15, 2018	EXCO RESOURCES, INC.
(Registrant)

/s/ Harold L. Hickey
Harold L. Hickey
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 15, 2018	/s/ Harold L. Hickey
Harold L. Hickey
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Tyler S. Farquharson
Tyler S. Farquharson
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Brian N. Gaebe
Brian N. Gaebe
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

/s/ Anthony R. Horton
Anthony R. Horton
Director

/s/ Randall E. King
Randall E. King
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

2.4#
Agreement to Terminate Purchase and Sale Agreement, dated as of August 14, 2017, by and between EXCO Operating Company, LP, EXCO Land Company, LLC and VOG Palo Verde LP, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2017 filed on November 7, 2017 and incorporated by reference herein.

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

4.3
Second Supplemental Indenture, dated as of February 12, 2013, by and among EXCO Resources, Inc., EXCO/HGI JV Assets, LLC, EXCO Holding MLP, Inc. and Wilmington Trust Company, as trustee, filed as an Exhibit to EXCO's Current Report on Form 8-K (File No. 001-32743), dated February 12, 2013 and filed on February 19, 2013 and incorporated by reference herein.

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

4.8
Instrument of Resignation, Appointment and Acceptance, dated as of December 15, 2017, by and among EXCO Resources, Inc., Wilmington Trust, National Association and Wilmington Savings Fund Society, FSB filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated December 15, 2017 filed December 21, 2017 and incorporated by reference herein.

4.9
Instrument of Appointment and Acceptance, dated as of January 23, 2018, by and among EXCO Resources, Inc., Phoenix Investment Advisers LLC and GLAS Trust Company LLC filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated January 19, 2018 filed January 25, 2018 and incorporated by reference herein.

4.10
Indenture, dated as of March 15, 2017, by and among EXCO Resources, Inc., as issuer, certain of its subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee and collateral trustee, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

4.11
First Supplemental Indenture, dated as of April 4, 2017, by and among EXCO Resources, Inc., as issuer, certain of its subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee and collateral trustee, filed on May 10, 2017 as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2017 and incorporated by reference herein.

4.12
Second Supplemental Indenture, dated as of April 14, 2017, by and among EXCO Resources, Inc., as issuer, certain of its subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee and collateral trustee, filed on May 10, 2017 as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2017 and incorporated by reference herein.

4.13	Specimen Stock Certificate for EXCO’s common stock, filed as an Exhibit to EXCO’s Registration Statement on Form S-3, filed on December 17, 2013 and incorporated by reference herein.

4.14
First Amended and Restated Registration Rights Agreement dated as of December 30, 2005, by and among EXCO Holdings Inc. and the Initial Holders (as defined therein), filed as an Exhibit to EXCO’s Amendment No. 1 to its Registration Statement on Form S-l (File No. 333-129935), filed on January 6, 2006 and incorporated by reference herein.

4.15
Registration Rights Agreement, dated March 28, 2007, by and among EXCO Resources, Inc. and the other parties thereto with respect to the 7.0% Cumulative Convertible Perpetual Preferred Stock and the Hybrid Preferred Stock, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743) dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

4.16
Registration Rights Agreement, dated March 28, 2007, by and among EXCO Resources, Inc. and the other parties thereto with respect to the Hybrid Preferred Stock, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743) dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

4.17
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

4.18
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

4.19
Registration Rights Agreement, dated as of April 21, 2015, by and between EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 21, 2015 and filed on April 27, 2015 and incorporated by reference herein.

4.20
Registration Rights Agreement, dated as of March 15, 2017, by and among EXCO Resources, Inc. and the investors specified on the signatures thereto, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

4.21	Form of Financing Warrant, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

4.22	Form of Commitment Fee Warrant, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

4.23	Form of Amendment Fee Warrant, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

10.1
Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.2
Form of Incentive Stock Option Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.3
Form of Nonqualified Stock Option Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.4
Form of Restricted Stock Award Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated August 4, 2011 and filed on August 10, 2011 and incorporated by reference herein.*

10.5
Form of Restricted Stock Award Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013 filed on August 7, 2013 and incorporated by reference herein.*

10.6
Form of Restricted Stock Award Agreement for Named Executive Officers for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2015 filed on July 27, 2015 and incorporated by reference herein.*

10.7
Form of Performance-Based Restricted Stock Unit Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated June 30, 2014 and filed on July 3, 2014 and incorporated by reference herein.*

10.8
Form of Performance-Based Share Unit Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 1, 2015 and filed on July 8, 2015 and incorporated by reference herein.*

10.9
Form of Performance-Based Share Unit Agreement for Named Executive Officers for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 1, 2015 and filed on July 8, 2015 and incorporated by reference herein.*

10.10
Form of Performance-Based Share Unit Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 1, 2016 and filed on July 6, 2016 and incorporated by reference herein.*

10.11
Form of Performance-Based Share Unit Agreement for Named Executive Officers for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 1, 2016 and filed on July 6, 2016 and incorporated by reference herein.*

10.12
Fourth Amended and Restated EXCO Resources, Inc. Severance Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated March 16, 2011 and filed on March 22, 2011 and incorporated by reference herein.*

10.13
Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.14
Amendment Number One to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K (File No. 001-32743) for 2009 filed on February 24, 2010 and incorporated by reference herein.*

10.15
Amendment Number Two to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., effective as of May 22, 2014, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 22, 2014 and filed on May 29, 2014 and incorporated by reference herein.*

10.16
Amendment Number Three to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., effective as of December 4, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated December 4, 2015 and filed on December 10, 2015 and incorporated by reference herein.*

10.17
Amendment Number Four to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., effective as of November 28, 2017, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 28, 2017 and filed on December 4, 2017 and incorporated by reference herein.*

10.18
Letter Agreement, dated March 28, 2007, with OCM Principal Opportunities Fund IV, L.P. and OCM EXCO Holdings, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.19
Amendment Number One to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated June 4, 2009 and filed on June 10, 2009 and incorporated by reference herein.*

10.20
Amendment Number Two to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, dated as of October 6, 2011, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated October 6, 2011 and filed on October 7, 2011 and incorporated by reference herein.*

10.21
Amendment Number Three to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, dated as of June 11, 2013, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated June 11, 2013 and filed on June 12, 2013 and incorporated by reference herein.*

10.22
EXCO Resources, Inc. 2017-2018 Key Employee Incentive Plan, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2017 filed on November 7, 2017 and incorporated by reference herein.*

10.23
Form of Retention Bonus Agreement for Key Employees, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2017 filed on November 7, 2017 and incorporated by reference herein.*

10.24
Form of Incentive Payment Agreement, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2017 filed on November 7, 2017 and incorporated by reference herein.*

10.25
Joint Development Agreement, dated August 14, 2009, by and among BG US Production Company, LLC, EXCO Operating Company, LP and EXCO Production Company, LP, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated August 11, 2009 and filed on August 17, 2009 and incorporated by reference herein.

10.26
Amendment to Joint Development Agreement, dated February 1, 2011, by and among BG US Production Company, LLC and EXCO Operating Company, LP, filed as an Exhibit to EXCO’s Annual Report on Form 10-K (File No. 001-32743) for 2010 filed February 24, 2011 and incorporated by reference herein.

10.27
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

10.30
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

10.33
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

10.35
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

10.41
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

10.42
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

10.43
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

10.44
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

10.45
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

10.46
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

10.48
Eighth Amendment to Amended and Restated Credit Agreement, dated as of September 29, 2017, by and among EXCO Resources, Inc., certain of its subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated as of September 29, 2017 and filed on October 5, 2017 and incorporated by reference herein.

10.49
Ninth Amendment to Amended and Restated Credit Agreement, dated as of November 20, 2017, among EXCO Resources, Inc., as borrower, certain subsidiaries of borrower, as guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 20, 2017 and filed on November 27, 2017 and incorporated by reference herein.

10.50
Forbearance Agreement, dated as of December 20, 2017, by and among EXCO Resources, Inc., the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the RBL Supporting Lenders filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated December 15, 2017 filed December 21, 2017 and incorporated by reference herein.

10.51
Limited Consent, dated as of September 1, 2016, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2016 filed on November 2, 2016 and incorporated by reference herein.

10.52
Limited Consent, dated as of December 30, 2016, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO's Current Report on Form 8- K, dated as of December 30, 2016 and filed on January 6, 2017 and incorporated by reference herein.

10.53
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

10.55
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

10.58
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

10.59
Forbearance Agreement, dated as of December 19, 2017, by and among EXCO Resources, Inc., the subsidiary guarantors party thereto, and the 1.75L Supporting Lenders filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated December 15, 2017 filed December 21, 2017 and incorporated by reference herein.

10.60
Forbearance Agreement, dated as of December 19, 2017, by and among EXCO Resources, Inc., the subsidiary guarantors party thereto, and the Supporting Holders filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated December 15, 2017 filed December 21, 2017 and incorporated by reference herein.

10.61
Intercreditor Agreement, dated as of October 26, 2015 and amended as of March 15, 2017, by and among EXCO Resources, Inc., JPMorgan Chase Bank, N.A., as original priority lien agent, and Wilmington Trust, National Association, as second lien collateral trustee and original third lien collateral agent, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

10.62
Amended and Restated Collateral Trust Agreement, dated as of October 26, 2015 and amended and restated as of March 15, 2017, by and among EXCO Resources, Inc., the grantors and guarantors from time to time party thereto, Wilmington Trust, National Association, as administrative agent and collateral trustee, and the other parity lien debt representatives from time to time party thereto, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

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

10.65
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

10.66
Amended and Restated Participation Agreement, dated July 25, 2016, by and among Admiral A Holding L.P., TE Admiral A Holding L.P., Colt Admiral A Holding L.P. and EXCO Operating Company, LP., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 25, 2016 and filed on July 27, 2016 and incorporated by reference herein.

10.67
Form of Director Indemnification Agreement, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 3, 2010 and filed on November 12, 2010 and incorporated by reference herein.

10.68
MVC Letter Agreement, dated November 15, 2013, among BG US Production Company, LLC, BG US Gathering Company, LLC, EXCO Operating Company, LP, Azure Midstream Energy LLC (formerly known as TGGT Holdings, LLC) and TGG Pipeline, Ltd, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 15, 2013 and filed on November 21, 2013 and incorporated by reference herein.

10.69
EXCO Resources, Inc. 2016 Management Incentive Plan, dated April 20, 2016, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 20, 2016 and filed on April 26, 2016 and incorporated by reference herein.*

10.70
EXCO Resources, Inc. 2017 Management Incentive Plan, dated April 3, 2017, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 3, 2017 and filed on April 7, 2017 and incorporated by reference herein.*

10.71
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

10.73
Services and Investment Agreement, dated as of March 31, 2015, by and among EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to Amendment No. 1 to EXCO’s Current Report on Form 8-K/A, dated March 31, 2015 and filed on May 26, 2015 and incorporated by reference herein.

10.74
Acknowledgment of Amendment to Services and Investment Agreement, dated as of May 26, 2015, by and between EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 26, 2015 and filed on June 1, 2015 and incorporated by reference herein.

10.75
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

10.77	Letter Agreement, dated as of November 9, 2017, by and between EXCO Resources, Inc. and Energy Strategic Advisory Services, LLC, filed herewith.

10.78	Form of Backstop Commitment Fee Election Letter, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

10.79
Debtor-In-Possession Credit Agreement, dated as of January 22, 2018, among EXCO Resources, Inc., the Lenders party thereto, and Hamblin Watsa Investment Counsel Ltd., as Administrative Agent filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated January 19, 2018 filed January 25, 2018 and incorporated by reference herein.

10.80
Agreement Regarding Settlement, dated January  29, 2018, by and among EXCO Resources, Inc., EXCO Holding (PA), Inc., EXCO Resources (PA), LLC, EXCO Production Company (PA), LLC, EXCO Production Company (WV), LLC, EXCO Operating Company, LP, EXCO Appalachia Midstream, LLC, BG US Production Company, LLC, BG North America, LLC, BG Production Company (PA), LLC, BG Production Company (WV), LLC and SWEPI LP filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 22, 2018 filed March 1, 2018 and incorporated by reference herein.

10.81
Settlement Agreement and Mutual Release, dated February  27, 2018, by and among EXCO Holding (PA), Inc., EXCO Production Company (PA), LLC, EXCO Production Company (WV), LLC, EXCO Resources (PA), LLC, BG Production Company (PA), LLC, BG Production Company (WV), LLC and SWEPI LP filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 22, 2018 filed March 1, 2018 and incorporated by reference herein.

10.82
Membership Interest (BG PA) Transfer Agreement, dated February 27, 2018, by and among BG US Production Company, LLC, BG Production Company (PA), LLC and EXCO Production Company (PA), LLC filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 22, 2018 filed March 1, 2018 and incorporated by reference herein.

10.83
Membership Interest (BG WV) Transfer Agreement, dated February 27, 2018, by and among BG US Production Company, LLC, BG Production Company (WV), LLC and EXCO Production Company (WV), LLC filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 22, 2018 filed March 1, 2018 and incorporated by reference herein.

10.84
Membership Interest (ERPA) Transfer Agreement, dated February 27, 2018, by and among BG US Production Company, LLC, EXCO Resources (PA), LLC and EXCO Holding (PA), Inc. filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 22, 2018 filed March 1, 2018 and incorporated by reference herein.

10.85
Membership Interest (Midstream) Transfer Agreement, dated February 27, 2018, by and among BG US Production Company, LLC, EXCO Appalachia Midstream, LLC and EXCO Holding (PA), Inc. filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 22, 2018 filed March 1, 2018 and incorporated by reference herein.

10.86
Termination and Release Agreement, dated February 27, 2018, by and among BG US Production Company, LLC, BG North America, LLC, BG Production Company (PA), LLC, BG Production Company (WV), LLC, EXCO Resources, Inc., EXCO Holding (PA), Inc., EXCO Resources (PA), LLC, EXCO Production Company (PA), LLC, EXCO Production Company (WV), LLC, EXCO Operating Company, LP and EXCO Appalachia Midstream, LLC. filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 22, 2018 filed March 1, 2018 and incorporated by reference herein.

21.1	Subsidiaries of registrant, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

23.2	Consent of Lee Keeling and Associates, Inc., filed herewith.

23.3	Consent of Netherland, Sewell & Associates, Inc., filed herewith.

23.4	Consent of Ryder Scott Company, L.P., filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer of EXCO Resources, Inc., filed herewith.

99.1	2017 Report of Netherland, Sewell & Associates, Inc., filed herewith.

99.2	2017 Report of Ryder Scott Company, L.P., filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	These exhibits are management contracts.

#
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. EXCO Resources, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.