Form 10-K/A
period 2017-12-31
EXCO RESOURCES INC
filed 2018-04-30
CIK 316300

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 25, 2018, the registrant had 21,630,464 outstanding common shares, par value $0.001 per share, which is its only class of common shares. As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common shares held by non-affiliates was approximately $29,307,000.

EXPLANATORY NOTE

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “EXCO,” “EXCO Resources,” “Company,” “we,” “our,” and “us” are to EXCO Resources, Inc. and its consolidated subsidiaries.

On June 12, 2017, the Company completed a 1-for-15 reverse share split (the “Reverse Split”) that became effective at the opening of regular trading hours on June 13, 2017. Except as otherwise provided herein, all share and per-share amounts of the Company’s common shares, stock options, warrants and other convertible securities have been adjusted to give effect to the Reverse Split for all periods presented.

Amendment to Form 10-K

The Company is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2018. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and restate in its entirety Part III of the Form 10-K. Capitalized terms not otherwise defined in Part III of this Form 10-K/A shall have the same meanings assigned to such terms in Parts I and II of the Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.3 and 31.4 hereto. Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

Bankruptcy Proceedings under Chapter 11

On January 15, 2018, the Company and certain of its subsidiaries, including EXCO Services, Inc., EXCO Partners GP, LLC, EXCO GP Partners OLP, LP, EXCO Partners OLP GP, LLC, EXCO Operating Company, LP, EXCO Midcontinent MLP, LLC, EXCO Holding (PA), Inc., EXCO Production Company (PA), LLC, EXCO Resources (XA), LLC, EXCO Production Company (WV), LLC, EXCO Land Company, LLC, EXCO Holding MLP, Inc., Raider Marketing, LP, Raider Marketing GP, LLC (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 cases are being jointly administered under the caption In Re EXCO Resources, Inc., Case No. 18-30155 (MI) (the “Chapter 11 Cases”). The Bankruptcy Court granted all of the first day motions filed by the Debtors that were designed primarily to minimize the impact of the Chapter 11 proceedings on our operations, customers and employees. We will continue to operate our businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We expect to continue our operations without interruption during the pendency of the Chapter 11 proceedings.

For the duration of the Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to risks and uncertainties associated with Chapter 11 proceedings described under “Item 1A. Risk Factors” in the Form 10-K. As a result of these risks and uncertainties, our assets, liabilities, shareholders’ equity, officers and/or directors could be significantly different following the conclusion of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in the Form 10-K may not accurately reflect our operations, properties and capital plans following the Chapter 11 Cases. See further discussions of the Chapter 11 Cases in “Note 17. Subsequent events” in the Notes to our Consolidated Financial Statements in the Form 10-K.

EXCO RESOURCES, INC.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and positions of our executive officers and directors as of April 30, 2018:

Name	Age	Position
Harold L. Hickey	62	Chief Executive Officer and President
Harold H. Jameson	50	Vice President and Chief Operating Officer
Tyler S. Farquharson	35	Vice President, Chief Financial Officer and Treasurer
Anthony R. Horton (1)(2)(3)	57	Director
Randall E. King (1)(2)(4)	63	Director
Robert L. Stillwell (1)(2)(3)	81	Director
___________________________

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Member of the nominating and corporate governance committee.

(4)	Member of the technical committee.

Executive Officers

Harold L. Hickey became our Chief Executive Officer in March 2015 and President in February 2013. Mr. Hickey previously served as Chief Operating Officer from October 2005 until March 2015. From October 2005 until February 2013, Mr. Hickey served as our Vice President and from January 2004 until October 2005, Mr. Hickey served as President of our wholly owned subsidiary, North Coast Energy, Inc. Mr. Hickey was our Production and Asset Manager from February 2001 to January 2004. From April 2000 until he joined us, Mr. Hickey was Chief Operating Officer of Inca Natural Resources Group, L.P., an independent oil and natural gas exploration company. Prior to that, Mr. Hickey worked at Mobil Oil Corporation from 1979 to March 2000. Mr. Hickey received a B.S. in Chemical Engineering from Louisiana State University in 1978.

Harold H. Jameson became our Chief Operating Officer on April 17, 2015. Mr. Jameson most recently served as our Vice President of Development and Production with primary responsibilities including the Company’s horizontal shale development drilling programs in the Haynesville, Eagle Ford and Marcellus assets. Mr. Jameson has served in a Vice President role since March 2011. From August 2008 until March 2011, Mr. Jameson served as General Manager of our East Texas/North Louisiana area with primary responsibility for our Haynesville/Bossier shale horizontal development. Prior to the Haynesville/Bossier shale project, Mr. Jameson served as General Manager of our Vernon Field project. Prior to joining EXCO in April 2007, Mr. Jameson was employed at Anadarko Petroleum Corporation from 1991 to 2007, and during his career he has had multiple responsibilities in technical or leadership roles including asset management, drilling and completions, production engineering, reservoir engineering, economic evaluations and field development in U.S. onshore and international projects. Mr. Jameson received a B.S. in Petroleum Engineering from Texas Tech University in 1991.

Tyler S. Farquharson became our Vice President, Chief Financial Officer and Treasurer in February 2017. Mr. Farquharson previously served as our acting Chief Financial Officer and Treasurer from October 2016 and our Vice President of Strategic Planning from August 2016 until February 2017. Prior to this, Mr. Farquharson had served in various roles since joining the Company as a Financial Analyst in August 2005, including most recently as our Strategic Analysis and Financial Planning Director. He received his B.S.B. in Finance from the University of Kansas in 2005.

Directors

Anthony R. Horton became one of our directors in February 2017. Recently, Mr. Horton became President of A R Horton Restructuring Advisors, LLC and CEO of PurpleCore Capital Advisors, LLC. Mr. Horton also serves as the Plan Administrator Board for Energy Future Holdings Corp. (“EFH”) and is a member of the Restructuring Working Group for FirstEnergy Utilities.  Until March 2018, Mr. Horton served as Chief Financial Officer and Executive Vice President of EFH. Prior to then, Mr. Horton served as Senior Vice President, Treasurer and Assistant Secretary of EFH from April 2004.  Mr. Horton also served as an officer of several subsidiaries of EFH, including serving as Senior Vice President and Treasurer at Energy Future Competitive Holdings Company LLC, Treasurer and Assistant Secretary at TXU Competitive Energy Holding

Company LLC and Senior Vice President and Treasurer of Energy Future Intermediate Holding Company LLC. In addition, Mr. Horton has also served on the board of directors of several private companies. Mr. Horton holds a B.B.A. in Management and Economics from the University of Texas at Arlington and a Masters of Professional Accounting and Finance from the University of Texas at Arlington and Dallas. Professional certifications held by Mr. Horton include CPA, CFA, CMA, and CFM. Mr. Horton’s substantial experience in finance and management provides him with unique insights regarding business strategy, leadership, marketing and strategic transactions.

Randall E. King became one of our directors in March 2017. Mr. King is a founding member and Managing Partner of Anderson King Energy Consultants, LLC (“AK”). Prior to forming AK in 2012, Mr. King was a Managing Director for Bank of America Merrill Lynch’s oil and gas divestiture business and supervised a team of professionals based in Houston, Texas. Mr. King joined Petrie Parkman at its founding in 1989 and was extensively involved in closing over $65 billion of transactions at the firm. His experience includes advising clients on over 130 divestitures with Petrie Parkman as well as numerous acquisition, merger, fairness opinion and restructuring assignments for public and private companies of all sizes. He has a long history of working with the public and private upstream independent sector in providing liquidity options and strategic transaction services. A registered petroleum engineer, Mr. King is a former Vice President of Netherland, Sewell & Associates, an engineering consulting firm based in Dallas, Texas. Prior to joining Netherland Sewell in 1981, Mr. King held several management and engineering positions with Exxon Company U.S.A.’s production and corporate planning departments. His experience in the oil and gas industry includes a heavy emphasis on reservoir engineering and reserve and economic evaluation of oil and gas properties. Mr. King received his B.S. (honors) in Petroleum Engineering from the University of Alabama. Mr. King is an active member of the Society of Petroleum Evaluation Engineers. Mr. King’s oil and gas background, combined with his leadership and management experience, provides him with valuable insight regarding business strategy, operations and management.

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

Former Directors

Additionally, the following persons served as directors during 2017 but resigned prior to December 31, 2017: B. James Ford, Samuel A. Mitchell, Wilbur L. Ross, Jr., Stephen J. Toy and C. John Wilder. The resignations were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Corporate Governance

The Company, with the oversight of the Board of Directors and its committees, operates within a comprehensive plan of corporate governance for the purpose of defining independence, assigning responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards.

Director Nomination Policy

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

Audit Committee of the Board of Directors

The audit committee of our Board of Directors recommends the appointment of our independent registered public accountants, reviews our internal accounting procedures and financial statements and consults with and reviews the services provided by our independent registered public accountants, including the results and scope of their audit. Beginning in July, 2017, our Board of Directors delegated authority to the audit committee to explore strategic alternatives to strengthen the Company’s balance sheet and maximize the value of the Company. The audit committee is currently comprised of Messrs. Horton (chair), Stillwell and King, each of whom is independent within the meaning of applicable SEC and New York Stock Exchange (“NYSE”) standards. Messrs. Ross and Toy also served as members of our audit committee during 2017, but resigned from our Board of Directors on February 28, 2017 and October 6, 2017, respectively. The Board of Directors has designated Mr. Horton as an audit committee financial expert, as currently defined under the SEC rules implementing the Sar banes-Oxley Act of 2002. We believe that the composition and functioning of our audit committee complies with the requirements of the Exchange Act of 1934, as amended (the “Exchange Act”).

Other Committees of the Board of Directors

Our Board of Directors currently has an audit committee, a compensation committee, a nominating and corporate governance committee and a technical committee. During 2016, we also formed a special committee of our Board of Directors that was dissolved in March 2017. The compensation committee is currently comprised of Messrs. Stillwell (chair), Horton and King. The nominating and corporate governance committee currently consists of Messrs. Stillwell (chair) and Horton. The technical committee is currently comprised of Mr. King. Mr. Toy also served as a member of our compensation and nominating and corporate governance committees during 2017, but resigned from our Board of Directors on October 6, 2017.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Legal Proceedings

There have been no material legal proceedings requiring disclosure under the federal securities laws within the past ten years that are material to an evaluation of the ability or integrity of our directors or executive officers.

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

Based solely on a review of copies of such forms received, we believe that, during the last fiscal year, all filing requirements under Section 16(a) applicable to our officers, directors and 10% shareholders were timely met, except: Mr. Toy (one late report), Mr. Hickey (one late report and one transaction not reported on a timely basis), Mr. Gaebe (two late reports and two transactions not reported on a timely basis), Mr. Farquharson (one late report and one transaction not reported on a timely basis), Mr. Jameson (one late report and one transaction not reported on a timely basis), Energy Strategic Advisory Services LLC (one late report) and Fairfax Financial Holdings Limited (two late reports and one transaction not reported on a timely basis).

Code of Business Conduct and Ethics

We have adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics, and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers. Copies of the codes can be obtained free of charge from our website, www.excoresources.com, or by contacting us at EXCO Resources, Inc., 12377 Merit Drive, Suite 1700, Dallas, Texas 75251 to the attention of Secretary or by telephone at (214) 368-2084. We intend to post any amendments to, or waivers from, our Code of Ethics that apply to our Chief Executive Officer or Senior Financial Officers on our website at www.excoresources.com.

Item 11.     Executive Compensation

This Item 11 describes the compensation arrangements we have with our named executive officers as set forth under the rules of the SEC. For purposes of disclosure in this Form 10-K/A, the “Named Executive Officers” for the year ended December 31, 2017 include the following persons:

•	Harold L. Hickey, our Chief Executive Officer and President and principal executive officer;

•	Harold H. Jameson, our Vice President and Chief Operating Officer; and

•	Tyler S. Farquharson, Vice President, Chief Financial Officer and Treasurer and principal financial officer.

2017 AND 2016 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Share Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (3)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Harold L. Hickey Chief Executive Officer and President	2017	$750,000	$2,258,044	$177,777	$—	$1,313,248	$—	$8,100	$4,507,169
	2016	750,000	533,321	3,779,670	—	—	—	—	5,062,991

Harold H. Jameson Vice President and Chief Operating Officer	2017	425,000	1,279,558	96,284	—	650,975	—	8,100	2,459,917
	2016	425,000	288,827	1,804,567	—	—	—	—	2,518,394

Tyler S. Farquharson (5) Vice President, Chief Financial Officer and Treasurer	2017	375,833	1,154,447	30,004	—	588,137	—	8,100	2,156,521
	2016	228,333	90,000	131,676	—	—	—	—	450,009
___________________________

(1)
Bonus column for 2016 includes the cash amount paid in March 2017 pursuant to the 2016 Management Incentive Plan and excludes the amount paid in EXCO shares in March 2017 pursuant to the 2016 Management Incentive Plan to each of Messrs. Hickey (18,172 fully vested shares of EXCO stock), Jameson (9,842 fully vested shares of EXCO stock) and Farquharson (3,067 fully vested shares of EXCO stock). Bonus column for 2017 includes each Named Executive Officer’s Retention Bonus and each Named Executive Officer’s Incentive Payment (each term as defined below). The Retention Bonus included is the aggregate amount paid on September 29, 2017; however, the Retention Bonus would be required to be repaid to the Company if the Named Executive Officer voluntarily terminates their employment or is terminated for Cause prior to March 31, 2019, subject to certain exceptions.

(2)
This column represents the aggregate grant date fair value of restricted shares, RSUs and/or PSUs issued to each Named Executive Officer in 2017 and 2016 in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718-Compensation-Stock Compensation (“ASC 718”), with the exception that the amount shown assumes no forfeitures. Assumptions used in the calculation of these amounts are included in “Note 2. Summary of significant accounting policies - Equity-based compensation” and “Note 11. Equity-based and other incentive-based compensation” to our audited financial statements for the fiscal year ended December 31, 2017 included in the Form 10-K.

(3)	Non-Equity Incentive Plan Compensation column for 2017 includes payments made pursuant to the KEIP (as defined below).

(4)
The amounts shown in this column reflect, for each Named Executive Officer, matching contributions allocated by us to each of the Named Executive Officers pursuant to the EXCO Resources, Inc. 401(k) Plan as follows: Mr. Hickey-$8,100; Mr. Jameson-$8,100; and Mr. Farquharson-$8,100 for 2017. As further described below in “Retirement and Other Benefit Plans - 401(k),” we suspended our matching contributions under the 401(k) plan during 2016 and resumed 3% and 4% matching contributions in 2017 and 2018, respectively.

(5)
Mr. Farquharson became our Vice President, Chief Financial Officer and Treasurer on February 1, 2017. On April 1, 2016, we increased Mr. Farquharson’s base salary to $215,000. Effective September 1, 2016, Mr. Farquharson’s base salary increased to $257,000 in connection with his appointment as our Vice President of Strategic Planning. On November 1, 2016, Mr. Farquharson’s base salary was increased to $275,000 in connection with his appointment as our acting Chief Financial Officer and Treasurer. On February 1, 2017, Mr. Farquharson’s base salary was increased to $385,000 in connection with his appointment as our Vice President, Chief Financial Officer and Treasurer.

2017 Fiscal Year Outstanding Equity Awards at Fiscal Year End

	Option Awards (1)						Share Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)		Market Value of Shares or Units of Shares That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Harold L. Hickey	12/11/2008	2,332	—	—	118.20	12/10/2018	—		—	—		—
	12/1/2009	2,333	—	—	264.00	11/30/2019	—		—	—		—
	12/7/2010	2,919	—	—	277.50	12/6/2020	—		—	—		—
	8/13/2013	13,660	—	—	115.20	8/12/2023	—		—	—		—
	8/13/2013	—	—	—	—	—	—		—	6,508	(3)	1,367
	7/1/2015	—	—	—	—	—	13,333	(4)	2,800	—		—
	7/1/2015	—	—	—	—	—	—		—	20,000	(5)	4,200
	7/1/2016	—	—	—	—	—	—		—	44,445	(6)	9,333
Harold H. Jameson	12/11/2008	1,566	—	—	118.20	12/10/2018	—		—	—		—
	12/1/2009	2,666	—	—	264.00	11/30/2019	—		—	—		—
	12/7/2010	2,046	—	—	277.50	12/6/2020	—		—	—		—
	8/13/2013	4,986	—	—	115.20	8/12/2023	—		—	—		—
	8/13/2013	—	—	—	—	—	—		—	2,374	(3)	499
	5/14/2015	—	—	—	—	—	1,112	(4)	234	—		—
	7/1/2015	—	—	—	—	—	5,667	(4)	1,190	—		—
	7/1/2015	—	—	—	—	—	—		—	8,500	(5)	1,785
	7/1/2016	—	—	—	—	—	—		—	21,112	(6)	4,434
Tyler S. Farquharson	12/11/2008	566	—	—	118.20	12/10/2018	—		—	—		—
	12/1/2009	578	—	—	264.00	11/30/2019	—		—	—		—
	12/1/2009	7	—	—	264.00	11/30/2019	—		—	—		—
	12/7/2010	186	—	—	277.50	12/6/2020	—		—	—		—
	11/21/2011	340	—	—	159.45	11/20/2021	—		—	—		—
	8/13/2013	693	—	—	115.20	8/12/2023	—		—	—		—
	7/1/2015	—	—	—	—	—	1,111	(4)	233	—		—
	7/1/2016	—	—	—	—	—	—		—	1,500	(6)	315
___________________________

(1)
Pursuant to the terms of the stock option agreements that we entered into with the Named Executive Officer, these options are vested as to 25% of the shares subject to the option on the date of grant and vest an additional 25% on each of the next three anniversaries of the date of grant provided that the holder of the option remains employed with us on that date. These options become fully vested and exercisable, subject to their early termination as provided in the option agreements, immediately prior to a change of control.

(2)	Market value is based on a per share closing price of our common shares of $0.21 as reported by the OTC Markets as of December 29, 2017, the last business day prior to December 31, 2017.

(3)
Represents restricted shares issued to the Named Executive Officer in two separate restricted share award agreements, each of which is dated as of August 13, 2013 and is subject to a performance vesting schedule based upon the Attainment Date. The “Attainment Date” means the first trading day immediately following the date that the fair market value of our common shares equals or exceeds $10.00 for one award and $15.00 for the other award during any thirty (30) consecutive trading day period. The restricted shares vest as follows: (i) if the Attainment Date occurs on or before the first anniversary of the grant date, 50% of the shares vest on the first anniversary of the grant date and the remaining 50% vest on the second anniversary of the grant date; (ii) if the Attainment Date occurs after the first anniversary of the grant date but before the second anniversary of the grant date, 50% of the shares vest on the Attainment Date and the remaining 50% vest on the second anniversary of the grant date; (iii) if the Attainment Date occurs after the second anniversary of the grant date but before the fifth anniversary of the grant date, 100% of the shares vest on the Attainment Date, in each case, provided the Named Executive Officer is employed by or providing services to the Company or a subsidiary on such date. These restricted shares are subject to forfeiture and other restrictions as more fully set forth in the EXCO Resources, Inc. Amended and

Restated 2005 Long-Term Incentive Plan (the “Incentive Plan”) and the applicable restricted share award agreement and are subject to accelerated vesting upon a change in control, death or permanent disability.

(4)
Pursuant to the terms of the restricted share award agreement that we entered into with the Named Executive Officers, the restricted shares vest over a three-year period in equal portions beginning on the first anniversary of the grant date, such that 1/3 of the shares vest on the first anniversary of the grant date, 1/3 of the shares vest on the second anniversary of the grant date and 1/3 of the shares vest on the third anniversary of the grant date, provided that the holder of the restricted shares remains employed with us on that date. These restricted shares are subject to forfeiture and other restrictions as more fully set forth in the Incentive Plan and the restricted share award agreement and are subject to accelerated vesting upon a change in control, death or permanent disability.

(5)
Unit amounts represent the threshold level achievement for performance-based PSUs, which equals 50% of the target number of PSUs granted on July 1, 2015 and is the most probable level of payout other than no award. Upon vesting, each unit will automatically convert into a cash payment in an aggregate amount equal to the number of vested PSUs multiplied by the fair market value of a Common Share on the date of vesting. The actual number of units that will vest is between 0% and 200% of the target number of PSUs on July 1, 2018 based on the Company’s achievement of TSR relative to the TSR achieved by a peer group established by the compensation committee. These PSUs were issued to the Named Executive Officer pursuant to the Incentive Plan and a PSU award agreement dated as of July 1, 2015 and are subject to forfeiture, accelerated vesting and other restrictions as more fully set forth in the Incentive Plan and the PSU award agreement.

(6)
Unit amounts represent the threshold level achievement for performance-based PSUs, which equals 40% of the target number of PSUs granted on July 1, 2016 and is the most probable level of payout other than no award. Upon vesting, each unit will convert, at the sole election of the Company, into (i) a cash payment in an aggregate amount equal to the number of vested PSUs multiplied by the fair market value of a Common Share as of the vesting date, (ii) the number of whole common shares equal to the number of vested PSUs (up to a maximum of 133,334 shares), or (iii) a combination thereof. The actual number of units that will vest is between 0% and 150% of the target number of PSUs, with 25% of the PSUs vesting on July 1, 2017 and 75% of the PSUs vesting on July 1, 2019, in each case based on the Company’s achievement of TSR relative to the TSR achieved by a peer group established by the compensation committee. These PSUs were issued to the Named Executive Officer pursuant to the Incentive Plan and a PSU award agreement dated as of July 1, 2016 and are subject to forfeiture, accelerated vesting and other restrictions as more fully set forth in the Incentive Plan and the PSU award agreement.

Narrative Disclosure to the Summary Compensation Table and Outstanding Equity Awards at Fiscal Year End

In connection with our review of strategic alternatives during 2017, the compensation committee of the Board of Directors determined that (i) normal annual and long-term incentive cycles are likely to be ineffective due to our ongoing strategic restructuring efforts and (ii) the use of equity compensation is currently ineffective and inefficient. As a result, the compensation committee and the Company restructured our incentive plans to retain employees and discontinued the grant of share-based compensation to officers and employees until the completion of a restructuring. As a result, other than the March 16, 2017 restricted stock grants, there were no grants of share-based compensation during 2017. The adoption of the KEIP (as defined below) and retention bonuses were intended to replace all existing cash-based bonus and equity-based compensation programs.

The approval of the KEIP for the period subsequent to the petition date remains subject to approval of the Bankruptcy Court in the Chapter 11 Cases. As a result, the terms and amounts related to the KEIP may materially change as we receive objections from the United States Trustee and our creditors. For further discussions on our compensation programs, see “Note 11. Equity-based and other incentive-based compensation” in the Notes to our Consolidated Financial Statements in the Form 10-K.

2017 Key Employee Incentive Plan

On September 29, 2017, the Board of Directors adopted the 2017 Key Employee Incentive Plan (the “KEIP”), which is effective as of July 1, 2017. The purpose of the KEIP is to align the interests of the Company and the participants under the KEIP (the “KEIP Participants”), which includes the Named Executive Officers and two other officers. The KEIP provides a means of rewarding its participants based on the overall performance of the Company and the achievement of certain quarterly performance goals under the KEIP. The KEIP is administered by the compensation committee, which has full authority and discretion within the limits of the KEIP to establish such administrative measures as may be necessary to administer and attain the objectives of such plan. The interpretation of the compensation committee is binding on all of the KEIP Participants. The compensation committee may delegate to officers of the Company the authority to administer the KEIP.

KEIP Performance Goals and Quarterly Performance Incentives

Subject to the provisions of the KEIP and any participation agreement between a KEIP Participant and the Company (a “Participation Agreement”), each KEIP Participant has the opportunity to earn an incentive payment (a “Quarterly Performance Incentive”) depending on the achievement of the performance goals (the “Performance Goals”) for each quarter during the term of the plan (each such quarter, a “Performance Period”). The first Performance Period began July 1, 2017 and ended September 30, 2017.

The Company shall develop and the compensation committee shall approve (i) the performance measures underlying the Performance Goals, which shall include each of the following, as defined in the KEIP: Production, General and Administrative

Costs, Lease Operating Expenses and EBITDA (the “Performance Measures”). The Performance Measures are subject to certain pro forma adjustments pursuant to the terms of the KEIP.

The potential amount payable upon the achievement of the Quarterly Threshold, Target and Maximum Performance Goals (each as defined in the KEIP) is based on a given KEIP Participant’s individual target Quarterly Performance Incentive, which is set forth in each KEIP Participant’s Participation Agreement. The target Quarterly Performance Incentive for each of the Named Executive Officer is as follows:

Named Executive Officer	Target Quarterly Performance Incentive
Harold L. Hickey	$581,250
Harold H. Jameson	$288,125
Tyler S. Farquharson	$260,313

One hundred percent (100%) of a Quarterly Performance Incentive is based on the Company’s Overall Performance Level (as defined in the KEIP), which is the sum of the weighted actual achievement of the Performance Goals for each Performance Measure in a particular Performance Period. Achievement of the Performance Goals is calculated based on a straight-line interpolation between the Quarterly Threshold, Target and Maximum Achievement levels (each as defined in the KEIP) for each Performance Measure underlying the Performance Goal.

In addition to being measured on a quarterly basis, the Performance Goal for each Performance Measure is measured cumulatively during the second, third and fourth quarter of the term such that employees may receive “catch-up” payments if the Company fails to achieve Performance Goals for a given Performance Period but overachieves its Performance Goals in another Performance Period. For the second, third and fourth quarter of the term, a KEIP Participant shall earn an amount equal to the positive difference, if any, between (i) the aggregate Quarterly Performance Incentive payable based on achievement, as applicable, of the cumulative Performance Goals as of the end of such quarter, and (ii) the Quarterly Performance Incentive actually paid for prior quarters during the term, if any. Any such cumulative “catch-up” payment for a quarter is payable in addition to any Quarterly Performance Incentive earned for that quarter.

An overriding automatic adjustment to the Company’s Cumulative Overall Performance Level (as defined in the KEIP) of five percent (5%) (the “Safety Modifier”) will be made at the earlier of June 30, 2018 or the termination of the KEIP (the “KEIP Safety Modifier Performance Period”) based on the Safety Modifier, which is a comparison of the Company’s Total Recordable Incident Rate (as defined in the KEIP) and the total incident rate of nonfatal occupational injuries and illnesses for the oil and natural gas industry in the year immediately preceding the Performance Period (the “Target Recordable Incident Rate”). In the event that the Company’s Total Recordable Incident Rate for the KEIP Safety Modifier Performance Period is at or below the Target Recordable Incident Rate, the Cumulative Overall Performance Level is automatically positively adjusted by five percent (5%), while if the Company’s Total Recordable Incident Rate for the KEIP Safety Modifier Performance Period is above the Target Recordable Incident Rate, the Cumulative Overall Performance Level is automatically negatively adjusted by five percent (5%).

Each KEIP Participant is entitled to a Quarterly Performance Incentive based on the following Performance Measures, which remain the same for each Performance Period under the KEIP:

Performance Measure	Weight
Production	30%
General and administrative costs (gross)	30%
Lease operating expenses	30%
EBITDA	10%

Each Performance Measure has a Threshold, Target, and Maximum Performance Goal. The Quarterly Performance Incentive is determined using the following payout schedule based on the Company’s overall performance on each of the Performance Measures. Performance less than the Threshold Performance Goal for a Performance Measure will result in zero payout for that portion of the Quarterly Performance Incentive.

Portion of Applicable Portion Payable if Quarterly and/or Cumulative Threshold Performance Goal Achieved:	75%
Portion of Applicable Portion Payable if Quarterly and/or Cumulative Target Performance Goal Achieved:	100%
Portion of Applicable Portion Payable if Cumulative Maximum Performance Goal Achieved:	125%
Portion of Applicable Portion Payable if Achievement is Between Quarterly and/or Cumulative Threshold and Maximum Performance Goals:	Linear interpolation between 75% and 125%

Once a Quarterly Performance Incentive has been determined, payment of such award must be made within thirty (30) days after the end of the applicable Performance Period or as soon as reasonably estimable financials are available for the Performance Period; provided, that in no event may a Quarterly Performance Incentive be paid at a time later than as required by Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”).

Quarterly Performance Incentives under the KEIP are payable in cash. In the event a KEIP Participant’s employment is terminated for any reason prior to the date on which a Quarterly Performance Incentive for the applicable Performance Period is paid, such KEIP Participant shall forfeit his or her right to such payment.

The Performance Goals for the Performance Periods beginning on July 1, 2017 and October 1, 2017 are set forth below.

Performance Measure	Weight	Threshold	Target	Maximum	Actual Performance
Performance Period Beginning July 1 through September 30, 2017
Production (Mmcfe) (1)	30%	19,500	21,000	22,500	21,190
General and administrative costs (gross) (dollars in millions) (2)	30%	$11.5	$10.0	$8.5	$10.2
Lease operating expenses (dollars per Mcfe) (3)	30%	$0.38	$0.35	$0.32	$0.30
EBITDA (dollars in millions) (4)	10%	$11.5	$13.5	$15.5	$14.1

Performance Period Beginning October 1 through December 31, 2017
Production (Mmcfe) (1)	30%	20,500	22,000	23,500	22,747
General and administrative costs (gross) (dollars in millions) (2)	30%	$13.0	$11.5	$10.0	$10.7
Lease operating expenses (dollars per Mcfe) (3)	30%	$0.40	$0.37	$0.34	$0.36
EBITDA (dollars in millions) (4)	10%	$16.5	$18.5	$20.5	$18.8
___________________________

(1)
Production represents net interest volumes of oil, natural gas and natural gas liquids stated on a Mcfe basis, as determined under the Company’s standard accounting procedures and reported in its financial statements, adjusted upward to include volumes that have been shut-in for economic reasons, acts of God, extreme weather conditions, disruptions of service by third-parties, and volumes that have been deferred under the Company’s drilling program.

(2)
General and administrative costs represents expenses relating to the payment of employee compensation and benefits, rents for office space, audit, legal, consulting and other professional fees, systems and overhead costs, and such other “general and administrative costs,” as determined under the Company’s standard accounting procedures and reported in its financial statements, but excluding (i) such expenses associated with the acquisition, divestiture, exploration, exploitation, development, production or operation of the Company’s oil and natural gas properties; (ii) such amounts that are capitalized; (iii) employee bonuses, long-term incentive and equity-based compensation; (iv) such amounts that are paid or payable as incentive payments to Energy Strategic Advisory Services LLC (“ESAS”) pursuant to that certain Services and Investment Agreement, by and among the Company and ESAS, dated as of March 31, 2015, as amended from time to time; (v) restructuring costs and expenses, including, but not limited to, financial advisors, restructuring advisors, and legal advisors hired by the Company and its creditors; (vi) non-recurring legal and consulting fees incurred in connection with litigation matters; (vii) expenses associated with long-term equity-based incentive compensation (including awards granted pursuant to the Incentive Plan) that the Company may or is required to pay in cash; (viii) severance payments; and (ix) overhead recoveries and billings to joint venture partners.

(3)
Lease operating expenses represents expenses, calculated on a per Mcfe basis, relating to the costs of maintaining and operating property and equipment on a producing oil and natural gas lease, as determined under the Company’s standard accounting procedures and reported in its audited financial statements, and as adjusted to exclude workovers. The positive excess of the Actual Performance measure over the maximum target for the first Performance Period was factored into the determination of the award for the second Performance Period.

(4)
EBITDA represents net income (loss) adjusted to exclude interest expense, income, taxes, depreciation, depletion, amortization, accretion of discount on asset retirement obligations, non-cash changes in the fair value of derivatives, cash payments for the early termination of derivative contracts, non-cash impairments of assets, employee bonuses, long-term incentive and equity-based compensation, income or losses from equity method investments, gains or losses from sales or dispositions of assets, gains or losses from modifications or extinguishment of debt and non-recurring items, such as, but not limited to severance payments, litigation and legal settlements, restructuring costs and expenses, including, but not limited to, financial advisors, restructuring advisors, and legal advisors hired by the Company and its creditors.

Based on the achievement of the performance measures set forth set forth above, the following payments were made to our Named Executive Officers under the KEIP for the Performance Periods set forth below:

Name	July 1, 2017 through September 30, 2017	October 1, 2017 through December 31, 2017
Harold L. Hickey	$628,913	$684,335
Harold H. Jameson	311,751	339,224
Tyler S. Farquharson	281,658	306,479

Retention Bonus Agreements

During 2017, the Company entered into Retention Bonus Agreements (the “Retention Bonus Agreements”) with each Named Executive Officer, each of which has an effective date of October 1, 2017. Under the terms of each Retention Bonus Agreement, each recipient was entitled to a cash retention bonus (the “Retention Bonus”) in an aggregate amount equal to two and one-half (2.5) times such recipient’s base salary. The Retention Bonuses were paid on September 29, 2017.

Under the Retention Bonus Agreements, in the event a recipient of a Retention Bonus voluntarily terminates his or her employment without Good Reason (as defined in each Retention Bonus Agreement), or the Company terminates such recipient’s employment for Cause (as defined in each Retention Bonus Agreement), in either case, before March 31, 2019 (the “Retention Date”), then such recipient will be required to promptly repay to the Company, in any event no later than ten (10) days following such termination, an amount equal to the Retention Bonus reduced by all taxes the Company actually withholds therefrom. A recipient will not be required to repay a Retention Bonus in the event of termination of employment due to death or disability, by the Company without Cause or by the recipient for Good Reason prior to the Retention Date (as such terms are defined in the Retention Bonus Agreements).

The aggregate value of Retention Bonuses made to the Named Executive Officers under the Retention Bonus Agreements is set forth in the table below:

Named Executive Officer	Annual Base Salary	Retention Bonus Amount
Harold L. Hickey	$750,000	$1,875,000
Harold H. Jameson	$425,000	$1,062,500
Tyler S. Farquharson	$385,000	$962,500

Incentive Payment Agreements

During 2017, the Company entered into Incentive Payment Agreements (the “Incentive Payment Agreements”) with each Named Executive Officer, each of which has an effective date of September 25, 2017. The Incentive Payment Agreements replaced the 2017 Management Incentive Plan, which was originally adopted by the Board of Directors on April 3, 2017. The 2017 Management Incentive Plan provided for the payment of performance-based awards to eligible employees, of which seventy-five percent (75%) would have been payable in cash and twenty-five percent (25%) would have been payable in fully-vested restricted shares issued pursuant to the Incentive Plan (to the extent there are sufficient “Exempt Shares” available under the Incentive Plan (if unavailable, such portion is payable in cash)). Effective as of June 30, 2017, the Company terminated the 2017 Management Incentive Plan, and as a result of the termination, the 2017 Management Incentive Plan became void and of no further effect, and the Company had no liability or obligations to make any awards thereunder. Instead, each recipient who was entitled to receive a cash payment based on the Company’s pro rata achievement of performance goals under the 2017 Management Incentive Plan through its termination date was paid a portion of such payment through the Incentive Payment Agreements.

Under the terms of each Incentive Payment Agreement, each recipient was entitled to receive a cash payment (the “Incentive Payment”) based on the Company’s pro rata achievement of performance goals under the 2017 Management Incentive Plan through its termination date (the “Modified Performance Period”) such that recipients were paid fifty percent (50%) of the bonus they would have earned under the 2017 Management Incentive Plan for the 2017 calendar year.  Finding and Development Costs (as defined in the MIP) was removed as a performance measure for purposes of the Incentive Payments and its 20% weight was proportionally reallocated among the remaining four performance measures. The Company’s management determined that it was not feasible to calculate Finding and Development Costs for the Modified Performance Period due to the limited number of wells completed during the first half of 2017 and the unavailability of a third party reserve report. The Incentive Payments were paid on September 29, 2017.

The Incentive Payments were made one hundred percent (100%) in cash and were based on modified performance measures intended to align with the Company’s budget and forecast for the Modified Performance Period. The revised metrics for Incentive Payments, as well as the Company’s actual performance against such metrics as of June 30, 2017, are set forth below:

		Performance Goals
Performance Measure	Weight	Threshold	Target	Maximum	Actual Performance
Production (Mmcfe)	26%	39,572	42,000	44,428	42,083
General and administrative costs (gross) (dollars in millions)	26%	$27.5	$25.0	$22.5	$21.8
Finding and development costs (dollars per Mcfe)	N/A	N/A	N/A	N/A	N/A
EBITDA (dollars in millions)	13%	$26.1	$30.5	$34.9	$35.3
Lease operating expenses (dollars per Mcfe)	26%	$0.39	$0.35	$0.32	$0.35
Discretion of the Committee	10%				5%
Safety Modifier - TRIR*	+/-5%		0.70		0.00

*Under the Incentive Payment Agreements, the Safety Modifier was measured for the Modified Performance Period.

Once the actual performance level was determined, the Incentive Payment for each of the Named Executive Officer was determined using the following payout schedule and then reduced by fifty percent (50%) to give pro rata effect to the termination of the 2017 Management Incentive Plan as of June 30, 2017:

	Performance Level Payout Schedule
Named Executive Officer	Percentage of Base Salary for Below Threshold Achievement Level	Percentage of Base Salary for Threshold Achievement Level	Percentage of Base Salary for Target Achievement Level	Percentage Base Salary for Maximum Achievement Level
Harold L. Hickey	—%	35%	70%	140%
Harold H. Jameson	—%	35%	70%	140%
Tyler S. Farquharson	—%	35%	70%	140%

The aggregate value of Incentive Payments made to the Named Executive Officers under the Incentive Payment Agreements is set forth in the table below:

Named Executive Officer	Annual Base Salary	Incentive Payment Amount
Harold L. Hickey	$750,000	$383,044
Harold H. Jameson	$425,000	$217,058
Tyler S. Farquharson	$385,000	$191,947

In the event a recipient of an Incentive Payment was terminated by the Company for Cause (as defined in each Incentive Payment Agreement) or due to the recipient’s voluntary termination, in either case prior to January 1, 2018, such recipient would have been required to repay to the Company, within ten (10) days of such termination, the Incentive Payment reduced by all taxes the Company actually withholds therefrom.

In addition, each Incentive Payment Agreement includes a general waiver and release of claims against the Company for any and all claims under the 2017 Management Incentive Plan, including claims related to the termination of the performance period under the 2017 Management Incentive Plan as of June 30, 2017.

Retirement and Other Benefit Plans

401(k) Plan

All of our employees are eligible to participate in the EXCO Resources, Inc. 401(k) Plan. While the amount of the matching contribution under the 401(k) plan is discretionary, in recent years we have matched 100% of employee contributions to the 401(k) plan up to the Internal Revenue Service limit with vesting of Company matching contributions based on years of service with us. In light of the depressed commodity price environment, we suspended our matching contributions under the 401(k) plan during 2016. Effective January 1, 2017, we resumed matching 100% of employee contributions to the 401(k) plan up to a 3% limit. Effective January 1, 2018, we increased the matching limit from 3% to 4%.

Severance Plans

Change of Control Severance Plan

We have adopted the Fourth Amended and Restated EXCO Resources, Inc. Severance Plan (the “Change of Control Severance Plan”), which provides for the payment of severance in the event the employee’s employment is terminated or there is an adverse change in the employee’s job or compensation, as more specifically described in the Change of Control Severance Plan, in each case within twelve months following a change of control. The Change of Control Severance Plan is administered by our compensation committee, which has the sole discretion to determine whether an employee’s termination of employment is eligible for payment of severance. All of our regular, full-time employees are eligible to participate in and receive benefits under the Change of Control Severance Plan.

A change of control is defined under the Change of Control Severance Plan as the occurrence of any of the following: (i) we are merged or consolidated into or with another entity, and as a result less than a majority of the combined voting power of the surviving entity is held by the holders of our voting shares prior to the merger; (ii) we sell or otherwise transfer all or substantially all of our assets to any person or entity if less than a majority of the combined voting power of such person or entity immediately after such sale or transfer is held by the holders of our voting shares prior to such sale or transfer; (iii) any person is or becomes the beneficial owner, directly or indirectly, of more than 50% of our total voting power; (iv) individuals who on the effective date of the Change of Control Severance Plan constituted our Board of Directors and their successors or other nominees that are appointed or otherwise approved by the Board of Directors then still in office, cease for any reason to constitute a majority of the Board of Directors; or (v) the adoption of a plan relating to the liquidation or dissolution of us. The definition of change of control specifically excludes an event in which any subsidiary of EXCO is spun off by means of a rights offering to EXCO’s shareholders or an underwritten public offering, or any combination thereof, even where less than a majority of the voting equity ownership is retained by EXCO.

A severance payment under the Change of Control Severance Plan will be made only if the employee fully executes a release form with the plan administrator to release and forever discharge us from any and all liability which the employee may have against us as a result of employment with or subsequent termination from us. Severance payment is equal to 1.25 times an employee’s base salary to be paid in cash in a lump sum 60 days following termination of employment, provided that we have timely received an executed release form.

Reduction in Force Severance Plan

In addition to the Change of Control Severance Plan, we have adopted the EXCO Resources, Inc. Severance Plan (the “Reduction in Force Severance Plan”), which provides benefits upon an employee’s involuntary termination as a result of a Reduction in Force (as defined the Reduction in Force Severance Plan). All of our regular, full-time employees are eligible to participate in and receive benefits under this plan.

A Reduction in Force is defined in the plan as an action in which the employment of a specified, designated or identified group of employees’ employment is terminated without the expectation of recall as part of a reduction in employee headcount due to lack of work, reorganization of a business unit or operation, lack of funding, or other business reasons, in each case which is determined by the Company to be a Reduction in Force. The Company has the sole authority and discretion to designate those employees whose employment will be terminated as part of a Reduction in Force, and only those employees are eligible for benefits under the plan.

Severance payments under the plan are based on a schedule of the employee’s years of employment with the Company; provided, however, that in lieu of payments based on such schedule, payments to officers are equal to the lesser of: (i) 20 weeks of base pay or (ii) a specific monetary amount specified in the plan.

A severance payment will be made only if the employee fully executes a release form with the Company to release and forever discharge us from any and all liability which the employee may have against us, including those arising from the employee’s employment and termination of employment.

Director Compensation

The following table provides compensation information for the year ended December 31, 2017 for each non-employee member of our Board of Directors during 2017:

2017 FISCAL YEAR DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Share Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (9)	Total ($)
B. James Ford (1)	$63,913	$—	$—	$—	$—	$—	$63,913
Anthony R. Horton (2)	364,736	—	—	—	—	4,304	369,040
Randall E. King (3)	280,417	—	—	—	—	—	280,417
Samuel A. Mitchell (4)	38,913	—	—	—	—	—	38,913
Wilbur L. Ross, Jr. (5)	22,764	—	—	—	—	—	22,764
Robert L. Stillwell (6)	547,500	—	—	—	—	1,652	549,152
Stephen J. Toy (7)	55,089	—	—	—	—	—	55,089
C. John Wilder (8)	42,500	—	—	—	—	—	42,500
___________________________

(1)	Mr. Ford resigned from the Board of Directors on September 20, 2017. As of December 31, 2017, Mr. Ford did not hold any outstanding stock options or share awards.

(2)
Includes fees for services on our audit committee, compensation committee and nominating and corporate governance committee beginning March 1, 2017. As of December 31, 2017, Mr. Horton did not hold any outstanding stock options or share awards.

(3)
Includes fees for services on our audit committee, compensation committee and technical committee. Mr. King was appointed to the Board of Directors on March 29, 2017 and became entitled to receive additional fees as a member of the technical committee beginning on April 1, 2018. As of December 31, 2017, Mr. King did not hold any outstanding stock options or share awards.

(4)	Mr. Mitchell resigned from the Board of Directors on September 20, 2017. As of December 31, 2017, Mr. Mitchell did not hold any outstanding stock options or share awards.

(5)	Mr. Ross resigned from the Board of Directors on February 28, 2017. As of December 31, 2017, Mr. Ross did not hold any outstanding stock options or share awards.

(6)
Includes fees for services on our audit committee, compensation committee, nominating and corporate governance committee and a special committee of the Board of Directors. The special committee was dissolved on March 30, 2017. As of December 31, 2017, Mr. Stillwell held (i) an option to purchase 1,000 common shares granted on December 1, 2009, all of which have vested, (ii) an option to purchase 333 common shares granted on November 5, 2010, all of which have vested, (iii) an option to purchase 333 common shares granted on November 4, 2011, all of which have vested, (iv) an option to purchase 333 common shares granted on November 1, 2013, all of which have vested. Mr. Stillwell also has the right to acquire 360 common shares granted pursuant to the Director Plan (as defined herein) as deferred compensation in lieu of cash for Mr. Stillwell’s service on our Board of Directors and committees that will be settled upon the satisfaction of certain criteria specified in the Director Plan. Mr. Stillwell did not hold any other outstanding stock options or share awards as of December 31, 2017.

(7)
Includes fees for services on our audit committee, compensation committee and nominating and corporate governance committee. Mr. Toy was appointed to the Board of Directors on March 1, 2017 and resigned from the Board of Directors on October 6, 2017. As of December 31, 2017, Mr. Toy did not hold any outstanding stock options or share awards.

(8)
Includes fees for services on our technical committee. Mr. Wilder resigned from the Board of Directors on November 9, 2017. As of December 31, 2017, Mr. Wilder did not hold any outstanding stock options or share awards.

(9)	Includes amounts reimbursed for expenses.

Our compensation package for our non-employee directors consists of two components: (i) retainer fees, which, at the election of a non-employee director, may be paid in cash, our common shares or a combination of cash and common shares, and (ii) automatic annual lump-sum cash payments.

Retainer Fees and Director Plan.

Our non-employee directors were paid an annual retainer of $40,000 in 2017. The chairs of our compensation committee and nominating and corporate governance committee were each entitled to receive an additional $10,000 annually in 2017 and the chair of the audit committee was entitled to receive an additional $50,000 annually in 2017. As of August 1, 2017, the chair of our audit committee was entitled to receive an additional $15,000 per month in connection with the expanded responsibilities of the audit committee as a result of the Company’s restructuring process. The sole member of our special committee was entitled to receive an additional $35,000 per month until the special committee was dissolved on March 30, 2017. Each non-chair member of our compensation committee, nominating and corporate governance committee and audit committee was paid an additional $5,000 in 2017. As of August 1, 2017, each non-chair member of our audit committee was entitled to receive an additional $10,000 per month in connection with the expanded responsibilities of the audit committee as a result of the Company’s restructuring process. The members of the technical committee were entitled to receive $5,000 annually for 2017, and the chair of the technical committee was entitled to receive $10,000 annually for 2017, as prorated for periods of partial service. All directors, including our employee directors (if any), are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings. The Board of Directors has not made any changes to the director compensation plan for fiscal 2018.

The Amended and Restated 2007 Director Plan (as amended, the “Director Plan”) permits non-employee directors who receive fees for their service on the Board of Directors and its committees to make an annual election to receive their fees (i) entirely in cash, (ii) 50% in cash and 50% in our common shares or (iii) entirely in our common shares. All of the members of our Board of Directors elected to receive cash for their service during 2017. All director fees are paid on a quarterly basis.

The Director Plan also permits a non-employee director to defer the payment of his or her director fees. A director may defer the payment of director fees, whether payable in the form of cash or our common shares, to (i) a specified date, (ii) his or her termination of service, (iii) the occurrence of a change of control or (iv) the earlier of two or more of those events. This deferral satisfies the requirements of Section 409A of the Code.

On November 28, 2017, the Board of Directors amended the Director Plan to provide that the previous automatic annual grants of restricted common stock of the Company having an aggregate total fair market value equal to $140,000 would be replaced with automatic annual grants of a lump-sum cash payment of $140,000. On December 1, 2017, each of our non-employee directors were granted a lump-sum cash payment of $140,000. These annual lump-sum cash grants are in addition to any director fees.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2017 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	108,578	$184.39	1,140,543
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
Total	108,578	$184.39	1,140,543

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth as of April 25, 2018, the number and percentage of our common shares beneficially owned by (i) each person known by us to beneficially own more than 5% of our outstanding common shares, (ii) each of our directors and each of our Named Executive Officers and (iii) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Beneficial ownership information is based on the most recent Forms 3, 4 and 5 and Schedules 13D and 13G filings with the SEC and reports made directly to us. In computing the number of common shares beneficially owned by a person and the beneficial ownership percentage of that person, common shares subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 25, 2018, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership of our common shares is based upon 21,630,464 common shares outstanding as of April 25, 2018. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the common shares set forth opposite such person’s name. Unless otherwise indicated below, the address for each individual listed below is c/o EXCO Resources, Inc., 12377 Merit Drive, Suite 1700, Dallas, Texas 75251.

Principal Shareholders

	Common Share Beneficial Ownership
Beneficial owner	Shares	% of Class
Holders of more than 5%
WL Ross & Co. LLC (1) 1166 Avenue of the Americas New York, New York 10036	2,701,035	12.5%
Oaktree Capital Group Holdings GP, LLC (2) 333 S. Grand Avenue, 28th Floor Los Angeles, CA 90071	4,889,121	20.0%
Fairfax Financial Holdings Limited (3) 95 Wellington Street West Suite 800 Toronto, Ontario M5J 2N7	3,525,303	16.3%
Energy Strategic Advisory Services LLC (4) 200 Crescent Ct., Ste. 1900 Dallas, TX 75201	6,433,630	24.1%
___________________________

(1)	Based solely on the information contained in the Schedule 13D/A filed with the SEC on January 8, 2018.

(2)	Based on the information contained in the Schedule 13D/A filed with the SEC on March 17, 2017 and the Company’s records and includes 2,831,542 common shares underlying 2017 Warrants.

(3)	Based solely on the information contained in the Schedule 13G/A filed with the SEC on February 14, 2018.

(4)	Based solely on the information contained in the Schedule 13D/A filed with the SEC on November 13, 2017 and includes 5,017,922 common shares underlying 2017 Warrants.

Executive Officers and Directors

Beneficial owner	Shares(1)		Options exercisable within 60 days	Percentage of shares outstanding
Named Executive Officers
Harold L. Hickey	98,014	(2)	21,244	*
Harold H. Jameson	40,452	(3)	11,264	*
Tyler S. Farquharson	5,433	(4)	2,370	*
Directors
Anthony R. Horton	—		—	*
Randall E. King	—		—	*
Robert L. Stillwell	22,237	(5)	1,999	*
All executive officers and directors as a group (6 persons)	166,136		36,877	*
*Less than 1%
___________________________

(1)	Includes the options exercisable within 60 days of April 25, 2018 shown in the options column.

(2)
Includes (a) 1,387 common shares held in a 401(k) account, (b) 6,508 restricted shares issued on August 13, 2013 with performance-based vesting conditions based upon the first trading day immediately following the date that the fair market value of a share of our common shares equals or exceeds $10.00 in one grant and $15.00 in the other grant during any thirty (30) consecutive trading day period (the “Attainment Date”), with the restricted shares vesting as follows: (i) if the Attainment Date occurs on or before the first anniversary of the grant date, 50% of the shares vest on the first anniversary of the grant date and the remaining 50% vest on the second anniversary of the grant date; (ii) if the Attainment Date occurs after the first anniversary of the grant date but before the second anniversary of the grant date, 50% of the shares vest on the Attainment Date and the remaining 50% vest on the second anniversary of the grant date; (iii) if the Attainment Date occurs after the second anniversary of the grant date but before the fifth anniversary of the grant date, 100% of the shares vest on the Attainment Date, in each case, provided that the applicable executive officer is employed by or providing services to the Company or a subsidiary on such date (collectively, the “Performance-Based Vesting Conditions”), (c) 40,000 restricted shares issued on July 1, 2015 that vest in equal proportions over three years with one-third vesting on July 1, 2016, one-third vesting on July 1, 2017 and one-third vesting on July 1, 2018 and (d) the vested portion of (i) an option to purchase 2,332 common shares granted on December 11, 2008, all of which have vested, (ii) an option to purchase 2,333 common shares granted on December 1, 2009, all of which have vested, (iii) an option to purchase 2,919 common shares granted on December 7, 2010, all of which have vested, and (iv) an option to purchase 13,660 common shares granted on August 13, 2013, all of which have vested. Excludes restricted stock units with performance-based vesting criteria because the satisfaction of such vesting criteria is deemed to be outside of the holder’s control.

(3)
Includes (a) 908 common shares held in a 401(k) account, (b) 2,374 restricted shares issued on August 13, 2013 that vest in accordance with the Performance-Based Vesting Conditions, (c) 3,334 restricted shares issued on May 14, 2015 that vest over three years with one-third vesting on May 14, 2016, one-third vesting on May 14, 2017 and one-third vesting on May 14, 2018, (d) 17,000 restricted shares issued on July 1, 2015 that vest over three years with one-third vesting on July 1, 2016, one-third vesting on July 1, 2017 and one-third vesting on July 1, 2018 and (e) the vested portion of (i) an option to purchase 1,566 common shares granted on December 11, 2008, all of which have vested, (ii) an option to purchase 2,666 common shares granted on December 1, 2009, all of which have vested, (iii) an option to purchase 2,046 common shares granted on December 7, 2010, all of which have vested, and (iv) an option to purchase 4,986 common shares granted on August 13, 2013, all of which have vested. Excludes restricted stock units with performance-based vesting criteria because the satisfaction of such vesting criteria is deemed to be outside of the holder’s control.

(4)
Includes (a) 529 common shares held in a 401(k) account, (b) 3,334 restricted shares issued on July 1, 2015 that vest over three years with one-third vesting on July 1, 2016, one-third vesting on July 1, 2017 and one-third vesting on July 1, 2018 and (c) the vested portion of (i) an option to purchase 566 common shares granted on December 11, 2008, all of which have vested, (ii) an option to purchase 578 common shares granted on December 1, 2009, all of which have vested, (iii) an option to purchase 7 common shares granted on December 1, 2009, all of which have vested, (iv) an option to purchase 186 common shares granted on December 7, 2010, all of which have vested, (v) an option to purchase 340 common shares granted on November 21, 2011, all of which have vested, and (vi) an option to purchase 693 common shares granted on August 13, 2013, all of which have vested. Excludes restricted stock units with performance-based vesting criteria because the satisfaction of such vesting criteria is deemed to be outside of the holder’s control.

(5)
Includes the right to acquire 360 common shares granted pursuant to the Director Plan as deferred compensation in lieu of cash for Mr. Stillwell’s service on our Board of Directors and committees. These shares vested immediately and are to be settled in our common shares upon the earlier to occur of (i) as soon as administratively feasible after the date on which Mr. Stillwell incurs a “Termination of Service” under the Director Plan and (ii) a “Change in Control” under the Director Plan. Also includes the vested portion of (i) an option to purchase 1,000 common shares granted on December 1, 2009, all of which have vested, (ii) an option to purchase 333 common shares granted on November 5, 2010, all of which have vested, (iii) an option to purchase 333 common shares granted on November 4, 2011, all of which have vested, (iv) an option to purchase 333 common shares granted on November 1, 2013, all of which have vested.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Fairfax Second Lien Term Loan and Exchange Second Lien Term Loan

On October 19, 2015, as part of a series of transactions by which we restructured a portion of our indebtedness, we entered into a 12.5% senior secured second lien term loan with certain affiliates of Fairfax in the aggregate principal amount of $300.0 million (the “Fairfax Term Loan”) and a 12.5% senior secured second lien term loan with certain unsecured noteholders in the aggregate principal amount of $400.0 million (“Exchange Term Loan,” and together with the Fairfax Term Loan, the “Second Lien Term Loans”). As an administrative agent of the Fairfax Term Loan, Fairfax received a one-time fee of $6.0 million from us upon closing. For the year ended December 31, 2016, Fairfax Financial received $49.9 million of interest payments under the Fairfax Term Loan and Exchange Term Loan. As further discussed below, the Fairfax Term Loan was deemed repaid in full in connection with the Second Lien Term Loan Exchange (as defined below).

In the first quarter of 2016, ESAS entered into an agreement with an unaffiliated lender under the Exchange Term Loan, pursuant to which the lender made periodic payments to ESAS or received periodic payments from ESAS based on changes in the market value of the Exchange Term Loan, and the lender made periodic payments to ESAS based on the interest rate of the Exchange Term Loan. In January 2017, ESAS irrevocably purchased and assumed all the rights and obligations from this unaffiliated lender and became a direct lender under a portion of the Exchange Term Loan. As further discussed below, the portion of the Exchange Term Loan held by ESAS was exchanged for 1.75 Lien Term Loans (as defined below) in connection with the Second Lien Term Loan Exchange (as defined below).

ESAS Services and Investment Agreement

On March 31, 2015, we entered into a services and investment agreement with ESAS (the “ESAS Services and Investment Agreement”). As consideration for the services provided under the agreement, we agreed to pay ESAS a monthly fee of $300,000 and an annual incentive payment of up to $2.4 million per year that was based on ours common share price achieving certain performance hurdles as compared to a peer group. As an additional performance incentive under the services and investment agreement, EXCO issued ESAS warrants in four tranches to purchase an aggregate of 5,333,335 common shares, subject to the satisfaction of certain performance criteria, at exercise prices ranging from $41.25 per share to $150.00 per share (the “ESAS Warrants”).

On November 9, 2017, we entered into an agreement with ESAS pursuant to which, among other things: (i) the ESAS Services and Investment Agreement was suspended such that, during the suspension period and subject to the terms and conditions of the agreement: (a) ESAS is not required to provide any services to us, (b) we are not required to make any payments to ESAS with respect to the suspension period and (c) ESAS does not have the right to nominate a member to the Company’s Board of Directors; and (ii) the ESAS Warrants were forfeited and canceled and we have no further obligations under the ESAS Warrants.

The payments to ESAS as part of the services and investment agreement were $3.4 million and $8.4 million during 2017 and 2016, respectively.

1.5 Lien Note Offering

On March 15, 2017, we closed the offering of $300.0 million in aggregate principal amount of senior secured 1.5 lien notes due March 20, 2022 (the “1.5 Lien Notes”) in a private offering exempt from the registration requirements of the Securities Act. The 1.5 Lien Notes bear interest at a cash interest rate of 8% per annum. The proceeds from the issuance of the 1.5 Lien Notes were primarily utilized to repay all of the outstanding indebtedness under our credit agreement (the “EXCO Resources Credit Agreement”), transaction fees and expenses and for general corporate purposes. On February 22, 2018, the Bankruptcy Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement (as defined below) and the 1.5 Lien Notes.

1.75 Lien Term Loans and Second Lien Term Loan Exchange

On March 15, 2017, in connection with the offering of the 1.5 Lien Notes, we exchanged an aggregate of $682.8 million of the Second Lien Term Loans for a like amount of senior secured 1.75 lien term loans (the “1.75 Lien Term Loans”) due October 26, 2020 (the “Second Lien Term Loan Exchange”). The terms of the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans allow for interest payments in cash, common shares (“PIK Shares”) or, in certain circumstances, additional indebtedness (such interest payments in common shares, or additional indebtedness, “PIK Payments”), subject to certain restrictions and limitations.

In connection with the issuance of the 1.5 Lien Notes, on March 15, 2017, we issued warrants to the investors of 1.5 Lien Notes representing the right to purchase an aggregate of up to 21,505,383 common shares (assuming a cash exercise) at an exercise price of $13.95 per share (the “Financing Warrants”), and warrants representing the right to purchase an aggregate of up to 431,433 common shares (assuming a cash exercise) at an exercise price of $0.01 per share (the “Commitment Fee Warrants”). In addition, certain exchanging holders of the Second Lien Term Loans received warrants representing the right to purchase an aggregate of up to 1,325,546 common shares (assuming a cash exercise) at an exercise price of $0.01 per share (the “Amendment Fee Warrants”, and together with the Commitment Fee Warrants and Financing Warrants, the “2017 Warrants”).

Certain related parties of our former directors, directly or indirectly, participated in the offering of the 1.5 Lien Notes and the Second Lien Term Loan Exchange, and certain of our former directors may have direct or indirect interests in holdings of the 1.5 Lien Notes, 1.75 Lien Term Loans and/or the 2017 Warrants (collectively, the “2017 Financing Transactions”), including:

•
Samuel Mitchell, a former member of our Board of Directors, serves as a Managing Director of Hamblin Watsa Investment Counsel Ltd. (“Hamblin Watsa”), the investment manager of Fairfax and certain affiliates thereof. Samuel Mitchell was a member of our Board of Directors until his resignation on September 20, 2017. On September 20, 2017, certain affiliates of Fairfax received $8.5 million and $15.8 million of PIK Payments in the form of additional 1.5 Lien Notes and 1.75 Lien Term Loans, respectively, resulting in Fairfax holding, directly or indirectly, $159.5 million in aggregate principal amount of 1.5 Lien Notes and $427.9 million in aggregate principal amount of 1.75 Lien Term Loans as of December 31, 2017. During the year ended December 31, 2017, Fairfax also received $10.6 million of cash interest payments on the Fairfax Term Loan and the Exchange Term Loan and 1,657,330 PIK Shares under the 1.75 Lien Term Loans. Fairfax was also granted with the right, so long as they remain the holder any Financing Warrants or Commitment Fee Warrants, to purchase all or any portion of any common shares that the Company propose to issue in an offering for cash (other than shares to be issued to directors, officers, employees and consultants in connection with their service as such), pro rata in proportion to their ownership stake in the Company, based on the amount of common shares they would own as if their respective warrants had been exercised immediately prior to such offering (such rights, the “Preemptive Rights”). In addition, Fairfax held Financing Warrants representing the right to purchase an aggregate of 10,824,377 common shares at an exercise price equal to $13.95 per share, Commitment Fee Warrants representing the right to purchase an aggregate of 431,433 common shares at an exercise price equal to $0.01 per share and Amendment Fee Warrants representing the right to purchase an aggregate of 1,294,143 common shares at an exercise price equal to $0.01 per share. On January 16, 2018, affiliates of Fairfax surrendered all of their rights in the 2017 Warrants.

•
John Wilder, a former member of our Board of Directors, serves as the sole manager and has the power to direct the affairs of Bluescape Resources Company LLC (“Bluescape”), which serves as the general partner of and directs Bluescape Fund, the owner of ESAS. On September 20, 2017, ESAS received $4.0 million and $1.8 million of PIK Payments in the form of additional 1.5 Lien Notes and 1.75 Lien Term Loans, respectively, resulting in ESAS holding $74.0 million in aggregate principal amount of 1.5 Lien Notes and $49.7 million in aggregate principal amount of 1.75 Lien Term Loans as of December 31, 2017. During the year ended December 31, 2017, ESAS also received $1.2 million of cash interest payments on the Exchange Term Loan and 192,609 PIK Shares under the 1.75 Lien Term Loans. In addition, ESAS holds Financing Warrants representing the right to purchase an aggregate of 5,017,922 common shares at an exercise price equal to $13.95 per share. ESAS received a consent fee of $1.6 million in cash for exchanging its interest in the Second Lien Term Loans, and a commitment fee of $2.1 million in cash in connection with the issuance of the 1.5 Lien Notes. ESAS was also granted the Preemptive Rights in connection with the issuance of the 1.5 Lien Notes.

•
B. James Ford, a former member of our Board of Directors, serves as a Senior Advisor of Oaktree Capital Management, LP (“Oaktree”). On September 20, 2017, Oaktree received $2.2 million of PIK Payments in the form of additional 1.5 Lien Notes resulting in certain affiliates of Oaktree holding, directly or indirectly, $41.7 million in aggregate principal amount of 1.5 Lien Notes as of December 31, 2017. In addition, certain affiliates of Oaktree hold Financing Warrants representing the right to purchase an aggregate of 2,831,542 common shares at an exercise price equal to $13.95 per share. Oaktree also received a commitment fee of $1.2 million in cash in connection with the issuance of the 1.5 Lien Notes. Oaktree affiliates were also granted the Preemptive Rights in connection with the issuance of the 1.5 Lien Notes.

DIP Credit Agreement

On January 22, 2018, we closed a Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) with lenders including affiliates of Fairfax, Bluescape and JPMorgan Chase Bank, N.A. (collectively, the “DIP Lenders”). The DIP Credit Agreement includes a senior secured debtor-in-possession revolving credit facility in an aggregate principal amount of $125.0 million (“Revolver A Facility”) and a senior secured debtor-in-possession revolving credit facility in an aggregate principal amount of $125.0 million (“Revolver B Facility”, and together with the Revolver A Facility, the “DIP Facilities”). The proceeds from the DIP Facilities were used to refinance all obligations outstanding under the EXCO Resources Credit Agreement and will provide additional liquidity to fund our operations during the Chapter 11 process.

Forbearance Agreements

Due to liquidity constraints and restrictions and limitations on our ability to pay interest in cash, common shares or additional indebtedness, we did not make our interest payment on the 1.75 Lien Term Loans that was due on December 20, 2017 or the interest payment on the Second Lien Term Loans that was due on December 26, 2017. In anticipation of certain events of default related to compliance with financial covenants and failure to pay interest on certain debt instruments, we entered into agreements with certain holders of the indebtedness under the EXCO Resources Credit Agreement, 1.5 Lien Notes, and 1.75 Lien Term Loans to forbear from exercising their rights and remedies as a result of an event of default under such debt instruments until January 15, 2018.

Procedures for Approval of Related Party Transactions

In accordance with our audit committee charter, our audit committee is responsible for reviewing and pre-approving the terms and conditions of all related party transactions that are required to be disclosed under Item 404 of Regulation S-K, unless the audit committee deems it appropriate to diverge from this responsibility. Our audit committee determined that it was appropriate for the special committee to pre-approve the foregoing transactions that occurred during 2017, and the special committee pre-approved the 2017 Financing Transactions. Following the resignation from our Board of Directors of Mr. Wilder on November 9, 2017, our Board of Directors was composed entirely of the same three independent directors that comprise our audit committee. Therefore, our Board of Directors approved the DIP Credit Agreement and the Forbearance Agreements without a separate pre-approval from our audit committee.

Director Independence

On December 22, 2017, the NYSE suspended the trading of our common shares and commenced proceedings to delist our common shares due to our failure to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million pursuant to Section 802.01B of the NYSE Listed Company Manual. As a result, on December 27, 2017, our common shares commenced trading on the OTC Pink Marketplace operated by the OTC Markets Group Inc. (“OTC Markets”) under the symbol “XCOO”. Subsequent to our filing voluntary petitions for relief under Chapter 11 on January 15, 2018, our common shares began trading under the symbol “XCOOQ”. On January 10, 2018, the NYSE filed a Form 25-NSE with the SEC to delist the Company’s common shares from the NYSE.

Even though our common shares are no longer listed on the NYSE, our Board of Directors continues to refer to the director independence standards adopted by the NYSE, as well as the SEC’s additional standards for audit committee members, in making determinations of independence. The Board of Directors has affirmatively determined that all of our current directors are independent under the applicable NYSE and SEC standards. Of our former directors who served on our Board of Directors during 2017, the Board of Directors affirmatively determined that Stephen J. Toy was independent pursuant to the standards set forth above. In determining that our current and former directors above are independent, the Board of Directors considered the transactions, relationships and arrangements described in our prior proxy statements and in this Form 10-K/A under Item 13, “Certain Relationships and Related Transactions and Director Independent-Transactions with Related Persons.”

Item 14.     Principal Accountant Fees and Services

The Company’s independent registered public accounting firm for the year ended December 31, 2017 was KPMG LLP. The audit committee of the Company has selected KPMG LLP as the Company’s principal independent registered public accounting firm for the year ending December 31, 2018.

Fees to Independent Registered Public Accounting Firm

Aggregate fees for professional services provided to us by our principal accountant, KPMG LLP, for the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
	(in thousands)
Audit Fees (1)	$1,177	$875
Audit-Related Fees (2)	—	210
Tax Fees (3)	174	99
All Other Fees (4)	—	—
Total	$1,351	$1,184
___________________________

(1)	Fees for audit services include fees associated with the annual audit, the reviews of EXCO’s quarterly reports on Form 10-Q and Sarbanes-Oxley compliance test work.

(2)
Audit-related fees principally include costs incurred related to accounting consultations related to generally accepted accounting principles and the application of generally accepted accounting principles to proposed transactions.

(3)	Tax fees include tax compliance and tax planning.

(4)	Include fees for services provided in connection with our restructuring process.

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

The audit committee pre-approved all of the aggregate audit fees, audit-related fees, tax fees and other fees set forth in the table above.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)(1)	See Part II, Item 8. Financial Statements and Supplementary Data of the Form 10-K.
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

10.13	EXCO Resources, Inc. Severance Plan effective November 10, 2015, filed herewith.*

10.14
Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.15
Amendment Number One to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K (File No. 001-32743) for 2009 filed on February 24, 2010 and incorporated by reference herein.*

10.16
Amendment Number Two to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., effective as of May 22, 2014, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 22, 2014 and filed on May 29, 2014 and incorporated by reference herein.*

10.17
Amendment Number Three to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., effective as of December 4, 2015, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated December 4, 2015 and filed on December 10, 2015 and incorporated by reference herein.*

10.18
Amendment Number Four to the Amended and Restated 2007 Director Plan of EXCO Resources, Inc., effective as of November 28, 2017, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 28, 2017 and filed on December 4, 2017 and incorporated by reference herein.*

10.19
Letter Agreement, dated March 28, 2007, with OCM Principal Opportunities Fund IV, L.P. and OCM EXCO Holdings, LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated March 28, 2007 and filed on April 2, 2007 and incorporated by reference herein.

10.20
Amendment Number One to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated June 4, 2009 and filed on June 10, 2009 and incorporated by reference herein.*

10.21
Amendment Number Two to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, dated as of October 6, 2011, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated October 6, 2011 and filed on October 7, 2011 and incorporated by reference herein.*

10.22
Amendment Number Three to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, dated as of June 11, 2013, filed as an Exhibit to EXCO's Current Report on Form 8-K, dated June 11, 2013 and filed on June 12, 2013 and incorporated by reference herein.*

10.23
EXCO Resources, Inc. 2017-2018 Key Employee Incentive Plan, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2017 filed on November 7, 2017 and incorporated by reference herein.*

10.24
Form of Retention Bonus Agreement for Key Employees, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2017 filed on November 7, 2017 and incorporated by reference herein.*

10.25
Form of Incentive Payment Agreement, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2017 filed on November 7, 2017 and incorporated by reference herein.*

10.26
Joint Development Agreement, dated August 14, 2009, by and among BG US Production Company, LLC, EXCO Operating Company, LP and EXCO Production Company, LP, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated August 11, 2009 and filed on August 17, 2009 and incorporated by reference herein.

10.27
Amendment to Joint Development Agreement, dated February 1, 2011, by and among BG US Production Company, LLC and EXCO Operating Company, LP, filed as an Exhibit to EXCO’s Annual Report on Form 10-K (File No. 001-32743) for 2010 filed February 24, 2011 and incorporated by reference herein.

10.28
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

10.31
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

10.36
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

10.43
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

10.44
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

10.45
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

10.46
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

10.47
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

10.49
Eighth Amendment to Amended and Restated Credit Agreement, dated as of September 29, 2017, by and among EXCO Resources, Inc., certain of its subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated as of September 29, 2017 and filed on October 5, 2017 and incorporated by reference herein.

10.50
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

10.51
Forbearance Agreement, dated as of December 20, 2017, by and among EXCO Resources, Inc., the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the RBL Supporting Lenders filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated December 15, 2017 filed December 21, 2017 and incorporated by reference herein.

10.52
Limited Consent, dated as of September 1, 2016, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2016 filed on November 2, 2016 and incorporated by reference herein.

10.53
Limited Consent, dated as of December 30, 2016, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO's Current Report on Form 8- K, dated as of December 30, 2016 and filed on January 6, 2017 and incorporated by reference herein.

10.54
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

10.55
Form of Joinder Agreement to Term Loan Credit Agreement, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated as of November 4, 2015 and filed on November 11, 2015 and incorporated by reference herein.

10.56
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

10.62
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

10.67
Amended and Restated Participation Agreement, dated July 25, 2016, by and among Admiral A Holding L.P., TE Admiral A Holding L.P., Colt Admiral A Holding L.P. and EXCO Operating Company, LP., filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 25, 2016 and filed on July 27, 2016 and incorporated by reference herein.

10.68
Form of Director Indemnification Agreement, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 3, 2010 and filed on November 12, 2010 and incorporated by reference herein.

10.69
MVC Letter Agreement, dated November 15, 2013, among BG US Production Company, LLC, BG US Gathering Company, LLC, EXCO Operating Company, LP, Azure Midstream Energy LLC (formerly known as TGGT Holdings, LLC) and TGG Pipeline, Ltd, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 15, 2013 and filed on November 21, 2013 and incorporated by reference herein.

10.70
EXCO Resources, Inc. 2016 Management Incentive Plan, dated April 20, 2016, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 20, 2016 and filed on April 26, 2016 and incorporated by reference herein.*

10.71
EXCO Resources, Inc. 2017 Management Incentive Plan, dated April 3, 2017, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 3, 2017 and filed on April 7, 2017 and incorporated by reference herein.*

10.72
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

10.74
Services and Investment Agreement, dated as of March 31, 2015, by and among EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to Amendment No. 1 to EXCO’s Current Report on Form 8-K/A, dated March 31, 2015 and filed on May 26, 2015 and incorporated by reference herein.

10.75
Acknowledgment of Amendment to Services and Investment Agreement, dated as of May 26, 2015, by and between EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 26, 2015 and filed on June 1, 2015 and incorporated by reference herein.

10.76
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

10.78
Letter Agreement, dated as of November 9, 2017, by and between EXCO Resources, Inc. and Energy Strategic Advisory Services, LLC, filed as an Exhibit to EXCO's Annual Report on Form 10-K for 2017 filed on March 15, 2018 and incorporated by reference herein.

10.79	Form of Backstop Commitment Fee Election Letter, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

10.80
Debtor-In-Possession Credit Agreement, dated as of January 22, 2018, among EXCO Resources, Inc., the Lenders party thereto, and Hamblin Watsa Investment Counsel Ltd., as Administrative Agent filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated January 19, 2018 filed January 25, 2018 and incorporated by reference herein.

10.81
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

10.87
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

21.1	Subsidiaries of registrant, filed as an Exhibit to EXCO's Annual Report on Form 10-K for 2017 filed on March 15, 2018 and incorporated by reference herein.

23.1	Consent of KPMG LLP, filed as an Exhibit to EXCO's Annual Report on Form 10-K for 2017 filed on March 15, 2018 and incorporated by reference herein.

23.2	Consent of Lee Keeling and Associates, Inc., filed as an Exhibit to EXCO's Annual Report on Form 10-K for 2017 filed on March 15, 2018 and incorporated by reference herein.

23.3	Consent of Netherland, Sewell & Associates, Inc., filed as an Exhibit to EXCO's Annual Report on Form 10-K for 2017 filed on March 15, 2018 and incorporated by reference herein.

23.4	Consent of Ryder Scott Company, L.P., filed as an Exhibit to EXCO's Annual Report on Form 10-K for 2017 filed on March 15, 2018 and incorporated by reference herein.

31.1
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer of EXCO Resources, Inc., filed as an Exhibit to EXCO's Annual Report on Form 10-K for 2017 filed on March 15, 2018 and incorporated by reference herein.

31.2
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer of EXCO Resources, Inc., filed as an Exhibit to EXCO's Annual Report on Form 10-K for 2017 filed on March 15, 2018 and incorporated by reference herein.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer of EXCO Resources, Inc., filed herewith.

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer of EXCO Resources, Inc., filed herewith.

32.1
Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer of EXCO Resources, Inc., filed as an Exhibit to EXCO's Annual Report on Form 10-K for 2017 filed on March 15, 2018 and incorporated by reference herein.

99.1	2017 Report of Netherland, Sewell & Associates, Inc., filed as an Exhibit to EXCO's Annual Report on Form 10-K for 2017 filed on March 15, 2018 and incorporated by reference herein.

99.2	2017 Report of Ryder Scott Company, L.P., filed as an Exhibit to EXCO's Annual Report on Form 10-K for 2017 filed on March 15, 2018 and incorporated by reference herein.

101.INS	XBRL Instance Document, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2017 filed on March 15, 2018 and incorporated by reference herein.

101.SCH	XBRL Taxonomy Extension Schema Document, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2017 filed on March 15, 2018 and incorporated by reference herein.

101.CAL	XBRL Taxonomy Calculation Linkbase Document, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2017 filed on March 15, 2018 and incorporated by reference herein.

101.DEF	XBRL Taxonomy Definition Linkbase Document, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2017 filed on March 15, 2018 and incorporated by reference herein.

101.LAB	XBRL Taxonomy Label Linkbase Document, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2017 filed on March 15, 2018 and incorporated by reference herein.

101.PRE	XBRL Taxonomy Presentation Linkbase Document, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2017 filed on March 15, 2018 and incorporated by reference herein.

*	These exhibits are management contracts.

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

Date:	April 30, 2018	EXCO RESOURCES, INC.
(Registrant)

/s/ Brian N. Gaebe
Brian N. Gaebe
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)