Form 10-Q
period 2018-03-31
EXCO RESOURCES INC
filed 2018-05-15
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant is required to submit and post such files).    YES  ☑    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of common stock, par value $0.001 per share, outstanding as of May 9, 2018 was 21,630,260.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,830	$39,597
Restricted cash	9,832	15,271
Accounts receivable, net:
Oil and natural gas	77,679	55,692
Joint interest	32,986	30,570
Other	1,915	1,976
Derivative financial instruments - commodity derivatives	—	1,150
Other current assets	17,127	23,574
Total current assets	205,369	167,830
Equity investments	4,736	14,181
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	149,322	118,652
Proved developed and undeveloped oil and natural gas properties	3,239,618	3,107,566
Accumulated depletion	(2,770,278)	(2,752,311)
Oil and natural gas properties, net	618,662	473,907
Other property and equipment, net and other non-current assets	39,345	21,274
Goodwill	163,155	163,155
Total assets	$1,031,267	$840,347
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$49,365	$68,277
Revenues and royalties payable	42,727	207,956
Accrued interest payable	1,140	27,637
Current portion of asset retirement obligations	600	600
Current maturities of long-term debt	473,364	1,362,500
Total current liabilities	567,196	1,666,970
Deferred income taxes	—	4,518
Derivative financial instruments - common share warrants	—	1,950
Asset retirement obligations and other long-term liabilities	23,853	13,108
Liabilities subject to compromise	1,496,871	—
Commitments and contingencies
Shareholders’ equity:
Common shares, par value $0.001, 260,000,000 shares authorized; 21,670,109 shares issued and 21,630,464 shares outstanding at March 31, 2018; 21,670,186 shares issued and 21,630,541 shares outstanding at December 31, 2017	22	22
Additional paid-in capital	3,540,017	3,539,422
Accumulated deficit	(4,589,060)	(4,378,011)
Treasury shares, at cost; 39,645 shares at March 31, 2018 and December 31, 2017	(7,632)	(7,632)
Total shareholders’ equity	(1,056,653)	(846,199)
Total liabilities and shareholders’ equity	$1,031,267	$840,347

See accompanying notes.

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Revenues:
Oil	$16,297	$16,192
Natural gas	68,849	53,164
Purchased natural gas and marketing	5,318	7,173
Total revenues	90,464	76,529
Costs and expenses:
Oil and natural gas operating costs	7,908	8,498
Production and ad valorem taxes	3,996	3,435
Gathering and transportation	19,976	27,353
Purchased natural gas	4,115	6,452
Depletion, depreciation and amortization	18,206	11,508
Accretion of liabilities	342	212
General and administrative	8,527	4,415
Gain on Appalachia JV Settlement	(119,477)	—
Other operating items	134	1,069
Total costs and expenses	(56,273)	62,942
Operating income	146,737	13,587
Other expense:
Interest expense, net	(9,173)	(19,952)
Gain (loss) on derivative financial instruments - commodity derivatives	(615)	15,533
Gain on derivative financial instruments - common share warrants	183	6,004
Loss on restructuring and extinguishment of debt	—	(6,272)
Other income	22	4
Equity income	179	317
Reorganization items, net	(352,900)	—
Total other expense	(362,304)	(4,366)
Income (loss) before income taxes	(215,567)	9,221
Income tax expense (benefit)	(4,518)	1,028
Net income (loss)	$(211,049)	$8,193
Earnings (loss) per common share:
Basic:
Net income (loss)	$(9.64)	$0.44
Weighted average common shares outstanding	21,902	18,726
Diluted:
Net income (loss)	$(9.64)	$0.44
Weighted average common shares and common share equivalents outstanding	21,902	18,749

See accompanying notes.

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Operating Activities:
Net income (loss)	$(211,049)	$8,193
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense	(4,518)	1,028
Depletion, depreciation and amortization	18,206	11,508
Equity-based compensation	448	(2,382)
Accretion of liabilities	342	212
Income from equity investments	(179)	(317)
(Gain) loss on derivative financial instruments - commodity derivatives	615	(15,533)
Cash receipts (payments) of commodity derivative financial instruments	535	(4,459)
Gain on derivative financial instruments - common share warrants	(183)	(6,004)
Amortization of deferred financing costs and discount on debt issuance	4,166	4,402
Gain on Appalachia JV Settlement	(119,477)	—
Non-cash and non-operating reorganization items, net	339,049	—
Loss on restructuring and extinguishment of debt	—	6,272
Paid in-kind interest expense	(21,078)	—
Other non-operating items	—	(21)
Effect of changes in:
Accounts receivable	(17,801)	24,431
Other current assets	9,266	772
Accounts payable and other liabilities	49,910	(22,906)
Net cash provided by operating activities	48,252	5,196
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment	(66,856)	(11,857)
Property acquisitions	14,832	—
Net changes in amounts due to joint ventures	—	(3,723)
Net cash used in investing activities	(52,024)	(15,580)
Financing Activities:
Borrowings under DIP Credit Agreement	156,406	—
Borrowings under EXCO Resources Credit Agreement	—	25,000
Repayments under EXCO Resources Credit Agreement	(126,401)	(253,592)
Proceeds received from issuance of 1.5 Lien Notes, net	—	295,530
Payments on Second Lien Term Loans	—	(10,512)
Debt financing costs and other	(5,439)	(18,636)
Net cash provided by financing activities	24,566	37,790
Net increase in cash, cash equivalents and restricted cash	20,794	27,406
Cash, cash equivalents and restricted cash at beginning of period	54,868	20,218
Cash, cash equivalents and restricted cash at end of period	$75,662	$47,624

Supplemental Cash Flow Information:
Cash interest payments	$14,800	$14,778
Income tax payments	—	—
Supplemental non-cash investing and financing activities:
Capitalized equity-based compensation	$147	$356
Capitalized interest	1,065	1,290
Net assets acquired on Appalachia JV Settlement, excluding cash and cash equivalents	114,268	—

See accompanying notes.

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common shares		Treasury shares		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2016	18,916	$19	(40)	$(7,632)	$3,538,080	$(4,402,373)	$(871,906)
Equity-based compensation	—	—	—	—	(1,730)	—	(1,730)
Net income	—	—	—	—	—	8,193	8,193
Balance at March 31, 2017	18,916	$19	(40)	$(7,632)	$3,536,350	$(4,394,180)	$(865,443)

Balance at December 31, 2017	21,670	$22	(40)	$(7,632)	$3,539,422	$(4,378,011)	$(846,199)
Equity-based compensation	—	—	—	—	595	—	595
Net loss	—	—	—	—	—	(211,049)	(211,049)
Balance at March 31, 2018	21,670	$22	(40)	$(7,632)	$3,540,017	$(4,589,060)	$(1,056,653)

See accompanying notes.

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Organization and basis of presentation

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “EXCO,” “EXCO Resources,” “Company,” “we,” “our,” and “us” are to EXCO Resources, Inc. and its consolidated subsidiaries.

We are an independent oil and natural gas company engaged in the exploration, exploitation, acquisition, development and production of onshore U.S. oil and natural gas properties with a focus on shale resource plays. Our principal operations are conducted in certain key U.S. oil and natural gas areas including Texas, Louisiana and the Appalachia region. The following is a brief discussion of our producing regions:

•East Texas and North Louisiana
The East Texas and North Louisiana regions are primarily comprised of our Haynesville and Bossier shale assets. We have a joint venture with a wholly owned subsidiary of Royal Dutch Shell, plc (“Shell”), covering an undivided 50% interest in the majority of our Haynesville and Bossier shale assets in East Texas and North Louisiana. The East Texas and North Louisiana regions also include certain assets outside of the joint venture in the Haynesville and Bossier shales. We serve as the operator for most of our properties in the East Texas and North Louisiana regions.

•South Texas
The South Texas region is primarily comprised of our Eagle Ford shale assets. We serve as the operator for most of our properties in the South Texas region.

•Appalachia
The Appalachia region is primarily comprised of our Marcellus shale assets. We had a joint venture with Shell covering our Marcellus shale and other assets in the Appalachian region (“Appalachia JV”). EXCO and Shell each owned an undivided 50% interest in the Appalachia JV and a 49.75% working interest in the Appalachia JV’s properties. The remaining 0.5% working interest is held by an entity that operates the Appalachia JV’s properties (“OPCO”), which was previously jointly owned by EXCO and Shell. On February 27, 2018, we closed a settlement agreement with a subsidiary of Shell to resolve arbitration regarding our right to participate in an area of mutual interest in the Appalachia region (“Appalachia JV Settlement”). As a result of the Appalachia JV Settlement, we acquired Shell’s interests in the Appalachia JV and OPCO. See further discussion of this transaction in “Note 3. Acquisitions, divestitures and other significant events”.

The accompanying Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2018 and 2017 are for EXCO and its subsidiaries. The unaudited Condensed Consolidated Financial Statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain reclassifications have been made to prior period information to conform to current period presentation.

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and in the opinion of management, such financial statements reflect all adjustments necessary to fairly present the consolidated financial position of EXCO as of March 31, 2018 and its results of operations and cash flows for the periods presented. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes included in EXCO’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2018 (“2017 Form 10-K”).

In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures. The results of operations for the interim periods are not necessarily indicative of the results we expect for the full year.

Chapter 11 Cases and Going Concern Assessment

On January 15, 2018 (“Petition Date”), the Company and certain of its subsidiaries, including EXCO Services, Inc., EXCO Partners GP, LLC, EXCO GP Partners OLP, LP, EXCO Partners OLP GP, LLC, EXCO Operating Company, LP, EXCO Midcontinent MLP, LLC, EXCO Holding (PA), Inc., EXCO Production Company (PA), LLC, EXCO Resources (XA), LLC, EXCO Production Company (WV), LLC, EXCO Land Company, LLC, EXCO Holding MLP, Inc., Raider Marketing, LP and Raider Marketing GP, LLC (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (“Court”). The Chapter 11 Cases are being jointly administered under the caption In Re EXCO Resources, Inc., Case No. 18-30155 (MI) (“Chapter 11 Cases”). The Court has granted all of the first day motions filed by the Debtors that were designed primarily to minimize the impact of the Chapter 11 proceedings on our operations, customers and employees. We will continue to operate our businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. We expect to continue our operations without interruption during the pendency of the Chapter 11 proceedings.

For the duration of the Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to risks and uncertainties associated with Chapter 11 proceedings. As a result of these risks and uncertainties, our assets, liabilities, shareholders’ equity, officers and/or directors could be significantly different following the conclusion of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in this quarterly report on Form 10-Q may not accurately reflect our operations, properties and capital plans following the conclusion of the Chapter 11 Cases.

We have not reached an agreement with our creditors for a plan of reorganization and continue to engage in discussions regarding the terms of a financial restructuring plan. In conjunction with this process, we will explore potential strategic alternatives to maximize value for the benefit of our stakeholders, which may include a sale of certain or substantially all of our assets under Section 363 of the Bankruptcy Code, a plan of reorganization to equitize certain indebtedness as an alternative to the sale process, or a combination thereof.

Therefore, the outcome of the Chapter 11 process is subject to a high degree of uncertainty and is dependent upon factors outside of our control, including actions of the Court and our creditors. The significant risks and uncertainties related to our liquidity and the Chapter 11 proceedings raise substantial doubt about our ability to continue as a going concern. We define liquidity as cash and restricted cash plus the unused borrowing base under our debtor-in-possession credit agreement (“Liquidity”). These Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. The accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities.
Chapter 11 filing impact on creditors and shareholders

We have filed schedules and statements with the Court setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims, which was set by the Court as April 15, 2018 (“Bar Date”). Differences between amounts scheduled by the Debtors and claims by creditors are being investigated and will be reconciled and resolved to within an immaterial amount in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently asserted.

Under the priority requirements established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities to creditors and post-petition liabilities must be satisfied in full before the holders of our existing common shares are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery for creditors, if any, will not be determined until confirmation and implementation of a plan of reorganization. The outcome of the Chapter 11 Cases remains uncertain at this time and, as a result, we cannot accurately estimate the amounts or value of distributions that creditors may receive. We believe it is highly likely that our existing common shares will be canceled at the conclusion of our Chapter 11 Cases and the holders of our existing common shares will be entitled to a limited recovery, if any.

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
Impact on indebtedness

As of the Petition Date, we had approximately $1.4 billion in principal amount of indebtedness, including approximately: (i) $126.4 million outstanding under our previous revolving credit agreement (“EXCO Resources Credit Agreement”), (ii) $317.0 million outstanding under our senior secured 1.5 lien notes due March 20, 2022 (“1.5 Lien Notes”), (iii) $708.9 million outstanding under our senior secured 1.75 lien term loans due October 26, 2020 (“1.75 Lien Term Loans”), (iv) $17.2 million outstanding under our senior secured second lien term loans due October 26, 2020 (“Second Lien Term Loans”), (v) $131.6 million outstanding under our senior unsecured notes due September 15, 2018 (“2018 Notes”), and (vi) $70.2 million outstanding under our senior unsecured notes due April 15, 2022 (“2022 Notes”). The commencement of the Chapter 11 Cases described above constituted an event of default that accelerated our obligations under the following debt instruments:

•	EXCO Resources Credit Agreement;

•	1.5 Lien Notes;

•	1.75 Lien Term Loans;

•	2018 Notes; and

•	2022 Notes.

These debt instruments provide that as a result of the commencement of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments are automatically stayed as a result of the commencement of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. As a result of the Chapter 11 proceedings, the Court may limit post-petition interest on debt that may be under secured or unsecured.

On January 22, 2018, we closed a debtor-in-possession credit agreement (“DIP Credit Agreement”) with lenders including affiliates of Fairfax Financial Holdings Limited (“Fairfax”), Bluescape Resources Company LLC (“Bluescape”) and JPMorgan Chase Bank, N.A. (collectively the “DIP Lenders”). The DIP Credit Agreement includes a senior secured debtor-in-possession revolving credit facility in an aggregate principal amount of $125.0 million (“Revolver A Facility”) and a senior secured debtor-in-possession revolving credit facility in an aggregate principal amount of $125.0 million (“Revolver B Facility”, and together with the Revolver A Facility, the “DIP Facilities”). Proceeds from the DIP Facilities were used to repay all obligations outstanding under the EXCO Resources Credit Agreement and will provide additional liquidity to fund our operations during the Chapter 11 process. As of March 31, 2018, we had $156.4 million in outstanding indebtedness and $81.6 million of available borrowing capacity under the DIP Facilities. See further discussion of the DIP Credit Agreement in “Note 8. Debt”. On February 22, 2018, the Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement and the 1.5 Lien Notes.

Restrictions on trading of our equity securities to protect our use of net operating losses

The Court has entered a final order pursuant to Sections 362(a)(3) and 541 of the Bankruptcy Code enabling the Company and the Filing Subsidiaries to avoid limitations on the use of our income tax net operating loss carryforwards and certain other tax attributes by imposing certain notice procedures and transfer restrictions on the trading of our equity securities. In general, the order applies to any person that, directly or indirectly, beneficially owns (or would beneficially own as a result of a proposed transfer) at least 4.5% of our outstanding common shares (“Substantial Shareholder”), and requires that each Substantial Shareholder file with the Court and serve us with notice of such status. Under the order, prior to any proposed acquisition or disposition of equity securities that would result in an increase or decrease in the amount of our equity securities owned by a Substantial Shareholder, or that would result in a person or entity becoming a Substantial Shareholder, such person or entity is required to file with the Court and notify us of such acquisition or disposition. We have the right to seek an injunction from the Court to prevent certain acquisitions or sales of our common shares if the acquisition or sale would pose a material risk of adversely affecting our ability to utilize such tax attributes.

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

During March 2018, the Court approved the rejection of the following executory contracts:

•
Firm transportation agreements with Acadian Gas Pipeline System (“Acadian”), which required us to transport 325,000 Mmbtu per day on the Acadian Gas Pipeline System or pay reservation charges through October, 31, 2025;

•
Natural gas sales agreements with Enterprise Products Operating LLC (“Enterprise”), which required us to sell 75,000 Mmbtu per day of natural gas to Enterprise or incur certain costs through October 31, 2025;

•
Firm transportation agreements with Regency Intrastate Gas Systems LLC (“Regency”), which required us to either transport 237,500 Mmbtu per day of natural gas or pay reservation charges through January 31, 2020;

•
Marketing agreement with a subsidiary of Chesapeake Energy Corporation (“Chesapeake”), which required us to allow Chesapeake to purchase natural gas from certain wells in North Louisiana through 2021; and

•	Natural gas sales agreements with Shell, which required us to sell 100,000 Mmbtu per day of natural gas to Shell or incur certain costs through November 30, 2020.

On March 1, 2018, the Company and the Filing Subsidiaries filed a motion to reject an agreement to deliver an aggregate minimum volume commitment of natural gas production in East Texas and North Louisiana to certain gathering systems through November 30, 2018. On May 8, 2018, the motion was abated pending the filing of an adversary proceeding.
Accounting during bankruptcy

We have applied Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”), in the preparation of these Condensed Consolidated Financial Statements. For periods subsequent to the Chapter 11 filings, ASC 852 requires the financial statements to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred during the bankruptcy proceedings, including losses related to executory contracts that have been approved for rejection by the Court, and adjustments to the carrying value of certain indebtedness are recorded as “Reorganization items, net” on the Condensed Consolidated Statement of Operations. In addition, pre-petition obligations that may be impacted by the Chapter 11 process have been classified on the Condensed Consolidated Balance Sheet as of March 31, 2018 as “Liabilities subject to compromise.”

Liabilities subject to compromise

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2018 includes amounts classified as liabilities subject to compromise, which represent liabilities that are anticipated to be allowed as claims in the Chapter 11 Cases. These amounts represent our current estimate of known or potential obligations to be resolved in connection with the Chapter 11 proceedings, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.

Liabilities subject to compromise includes amounts related to the rejection of various executory contracts. Additional amounts may be included in liabilities subject to compromise in future periods if additional executory contracts or unexpired leases are rejected. Conversely, to the extent that executory contracts or unexpired leases are not rejected and are instead assumed, liabilities associated therewith would constitute post-petition liabilities which will be satisfied in full under a plan of reorganization. The nature of certain potential claims arising under the Debtors’ executory contracts and unexpired leases has not been determined at this time, and therefore, such claims are not reasonably estimable at this time and may be material.

The following table summarizes the components of liabilities subject to compromise included on the Condensed Consolidated Balance Sheet as of March 31, 2018:

(in thousands)	March 31, 2018
Current maturities of long-term debt	$927,917
Accrued interest payable	34,281
Accounts payable, accrued expenses and other liabilities	118,710
Liabilities related to rejected executory contracts	415,963
Liabilities subject to compromise	$1,496,871

As of March 31, 2018, the principal and accrued interest associated with the DIP Credit Agreement and 1.5 Lien Notes were not classified as liabilities subject to compromise as a result of the adequate protection approved by the Court and our current estimates of the recoverability of claims related to these instruments.

Reorganization items, net

We have incurred significant expenses associated with the Chapter 11 process, primarily (i) the acceleration of deferred financing costs, debt discounts and deferred reductions in carrying value associated with debt instruments previously accounted for as a troubled debt restructuring pursuant to ASC 470-60, Troubled Debt Restructuring by Debtors, (ii) adjustments for estimated allowable claims related to executory contracts approved for rejection by the Court, and (iii) legal and professional fees incurred subsequent to the Petition Date related to the restructuring process. These costs, which are being expensed as incurred, significantly impact our results of operations. The following table summarizes the components included in “Reorganization items, net” in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2018:

(in thousands)	Three Months Ended March 31, 2018
Legal and professional fees	$13,850
Deferred financing costs, debt discounts and deferred reductions in carrying value	29,853
Rejection of executory contracts	309,197
Reorganization items, net	$352,900

Interest expense

We have discontinued recording interest on debt instruments classified as liabilities subject to compromise as of the Petition Date. The contractual interest on liabilities subject to compromise not reflected in the Condensed Consolidated Statement of Operations was approximately $21.9 million, representing interest expense from the Petition Date through March 31, 2018. The cash interest rate of 12.5% was utilized in the determination of contractual interest expense that would have been incurred under the 1.75 Lien Term Loans for the period subsequent to the Petition Date.

2.Significant accounting policies

We consider significant accounting policies to be those related to our estimates of proved reserves, oil and natural gas properties, derivatives, business combinations, equity-based compensation, goodwill, revenue recognition, asset retirement obligations and income taxes. The policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used. These policies and others are summarized in our 2017 Form 10-K. In addition, see further discussion of our application of ASC 852 as a result of the Chapter 11 Cases in “Note 1. Organization and basis of presentation”.

Recent accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance leases. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition, and provides for certain practical expedients. These transactions will require application of the new guidance at the beginning of the earliest comparative period presented. In January 2018, the FASB issued further guidance on the new lease standard in ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”). ASU 2018-01 provides a practical expedient to exclude existing or expired land easements from the evaluation of leases under ASU 2016-02 if the easements were not previously accounted for as leases under the current guidance. We are currently assessing the potential impact of ASU 2016-02 and related clarifying updates and expect they will have an impact on our consolidated financial condition and results of operations upon adoption. We are currently unable to quantify the impact the standard will have on our consolidated financial condition and results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). The amendments in this update require that a statement of cash flows explain the change during the period in total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. We adopted ASU 2016-18 in the first quarter of 2018 utilizing retrospective application. The adoption resulted in an increase in reported investing cash flows of $4.4 million for the three months ended March 31, 2017 with a corresponding adjustment to the reported end of period cash balances.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017. Under ASU 2017-01, an entity must first determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar assets. If this threshold is met, the set is not a business. If this threshold is not met, the entity then evaluates whether the set meets the requirement that a business includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017. We adopted ASU 2017-01 in the first quarter of 2018 and will apply the guidance of ASU 2017-01 prospectively to future asset acquisitions, including the acquisitions as part of the Appalachia JV Settlement during the first quarter of 2018.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 revises the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity is still required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. Our 2017 Warrants (as defined in “Note 7. Derivative financial instruments”) are required to be classified as liabilities under the current guidance due to their down round features. The amendments in Part I are required to be applied retrospectively to outstanding financial instruments with down round features. ASU 2017-11 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted, including adoption in an interim period. We are currently assessing the impact of ASU 2017-11; however, we believe that it could have an impact on our consolidated financial condition and results of operations if we determine the 2017 Warrants qualify for equity classification. However, we believe it is highly likely that our existing common shares as well as the 2017 Warrants will be canceled at the conclusion of our Chapter 11 Cases.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). The Amendments in this update add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). SAB 118 directs taxpayers to consider the implications of the Tax Cuts and Jobs Act (“Tax Act”) as provisional when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. SAB 118 provides a one-year measurement period from a registrant’s reporting period that includes the Tax Act’s enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the required accounting under ASC 740. As described in the 2017 Form 10-K, we reflected the impact of the changes in rates on our deferred tax assets and liabilities at December 31, 2017, as we are required to reflect the change in the period in which the law is enacted. We are still analyzing certain aspects of the Tax Act, which could potentially affect the measurement of our income tax balances and future income tax expense or benefit. The ultimate impact of the Tax Act may differ from the estimates provided herein, possibly materially, due to additional regulatory guidance, changes in interpretations and assumptions, and other actions as a result of the Tax Act.

Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The FASB and the International Accounting Standards Board jointly issued this comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB issued additional ASUs that primarily clarified the implementation guidance on principal versus agent considerations, performance obligations and licensing, collectability, presentation of sales taxes and other similar taxes collected from customers, and non-cash consideration. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and permits the use of either the retrospective or cumulative effect transition method.

We adopted ASU 2014-09 and related updates in the first quarter of 2018 based on the modified retrospective method of adoption. The adoption of this standard did not have an impact on our consolidated financial condition and results of operations. We have implemented processes to ensure new contracts are reviewed for the appropriate accounting treatment and to generate the disclosures required under the new standard.

Overview of marketing arrangements

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

We sell the majority of our natural gas under individually negotiated gas purchase contracts using market sensitive pricing. Our sales contracts vary in length from spot market sales of a single day to term agreements that may extend for a month or more. Our natural gas customers primarily include natural gas marketing companies. The natural gas purchase contracts define the terms and conditions unique to each of these sales. The price received for natural gas sold on the spot market varies daily, reflecting changing market conditions.

Revenue recognition under ASC 606

We use the sales method of accounting for oil and natural gas revenues. We record sales revenue based on an estimate of the volumes delivered at estimated prices as determined by the applicable sales agreement. We estimate our sales volumes primarily on company-measured volume readings. We then adjust our oil and natural gas sales in subsequent periods based on the data received from our purchasers that reflects actual volumes and prices received. Historically, these differences have been immaterial. Natural gas imbalances at March 31, 2018 and December 31, 2017 were not significant.

We generally sell oil and natural gas under two types of agreements that are common in our industry. Both types of agreements include transportation charges. We evaluate whether we are the principal or the agent in each transaction. The first type of agreement is a net-back arrangement, under which we sell oil or natural gas at the wellhead and collect a price, net of the transportation costs incurred by the purchaser. The purchaser takes custody, title and risk of loss of the oil or natural gas at the wellhead. In this case, we record revenue when the control transfers to the purchaser at the wellhead based on the price received, net of the transportation costs.

Under the second type of agreement, we sell oil or natural gas at a specific delivery point, pay transportation to a third-party and receive proceeds from the purchaser with no transportation deduction. The purchaser takes custody, title, and risk of loss of the oil or natural gas at the specific delivery point. In this case, we are deemed to be the principal and the ultimate third-party purchaser is deemed to be the customer. We recognize revenue when control transfers to the purchaser at the specific delivery point based on the price received from the purchaser. The costs that we incur to transport the oil or natural gas are recorded as gathering and transportation expenses. As such, our computed realized prices include revenues that are recognized under two separate bases.

Raider Marketing, LP (“Raider”) is a wholly owned subsidiary focused on the marketing of oil and natural gas. Raider purchases and resells natural gas from third-party producers, as well as oil and natural gas from operated wells in Texas and Louisiana, and charges a fee for marketing services to certain working interest owners in the related wells. Raider takes custody, title and risk of loss from the third-party producer upon the purchase of natural gas, then sells the natural gas to a separate third-party purchaser further downstream. The price paid for the purchase of natural gas from the third-party producer is not dependent on the price received from the ultimate purchaser. We are deemed to be the principal in these transactions. As such, third party purchases and sales are reported on a gross basis as “Purchased natural gas” expenses and “Purchased natural gas and marketing” revenues, respectively. The marketing fee charged by Raider to certain working interest owners in our operated wells is reported as “Purchased natural gas and marketing” revenues.

Transaction price allocated to remaining performance obligations

Our sales are short-term in nature with a contract term of one year or less. We have utilized the practical expedient in ASC 606-10-50-14 exempting us from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

Contract balances

Under our oil and natural gas sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our oil and natural gas sales contracts do not give rise to contract assets or liabilities under ASC 606.

Prior-period performance obligations

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil and natural gas sales may not be received for 30 to 90 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. We have internal controls for our revenue estimation process and related accruals, and any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the three months ended March 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

3.Acquisitions, divestitures and other significant events

Appalachia JV Settlement

On January 26, 2018, we filed a motion in the Court to authorize the entry into a settlement agreement with a subsidiary of Shell to resolve arbitration regarding our right to participate in an area of mutual interest in the Appalachia region. The final order related to this settlement was approved on February 22, 2018 and we closed the settlement agreement on February 27, 2018. Under the terms of the Appalachia JV Settlement:

•
Shell transferred its interests to EXCO in each of BG Production Company (PA), LLC, BG Production Company (WV), LLC, OPCO, and Appalachia Midstream, LLC (“Appalachia Midstream”). On April 20, 2018, BG Production Company (PA), LLC legally changed its name to EXCO Production Company (PA) II, LLC and BG Production Company (WV), LLC legally changed its name to EXCO Production Company (WV) II, LLC;

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

The settlement increased our acreage in the Appalachia region by approximately 177,700 net acres, and the production from the additional interests in producing wells acquired was 26 net Mmcfe per day during December 2017. In addition, EXCO now owns 100% of OPCO and Appalachia Midstream subsequent to the settlement. Prior to the settlement, we accounted for our 50% ownership interests in OPCO and Appalachia Midstream as equity method investments. The entities associated with the Appalachia JV Settlement, including EXCO Production Company (PA) II, LLC, EXCO Production Company (WV) II, LLC, OPCO, and Appalachia Midstream, have not filed for relief under Chapter 11 of the Bankruptcy Code, and the operations of these entities are not expected to be affected by the Chapter 11 Cases.

We accounted for the acquisitions in accordance with FASB ASC 805, Business Combinations. The following table presents a summary of the fair value of assets acquired and liabilities assumed as part of the Appalachia JV Settlement as of the closing date.

(in thousands)	Amount
Assets acquired:
Cash and cash equivalents	$14,832
Accounts receivable, net	6,493
Other current assets	5,264
Unproved oil and natural gas properties	33,542
Proved developed and undeveloped oil and natural gas properties, net	72,548
Other assets	18,109
Liabilities assumed:
Accounts payable and accrued liabilities	(9,478)
Asset retirement obligations	(2,315)
Other long-term liabilities	(9,895)
Fair value of net assets acquired	$129,100

The fair value of the assets and liabilities acquired as part of the Appalachia JV Settlement of $129.1 million resulted in a gain of $119.5 million after remeasurement of our previously held equity interest in OPCO and Appalachia Midstream. As of the closing date, the carrying value of our equity investments in OPCO and Appalachia Midstream was $9.6 million.

We performed a valuation of the assets and liabilities acquired as of the closing date. A summary of the key inputs are as follows:

Working capital - The fair value approximated the carrying value for working capital including cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities.

Oil and natural gas properties - The fair value allocated to unproved and proved oil and natural gas properties was $33.5 million and $72.5 million, respectively. The fair value of oil and natural gas properties was determined based on a discounted cash flow model of the estimated reserves. The estimated quantities of reserves utilized assumptions based on our internal geological, engineering data and financial data. We utilized NYMEX forward strip prices to value the reserves then applied various discount rates depending on the classification of reserves and other risk characteristics.

Other assets - The fair value allocated to other assets was $18.1 million, which is primarily comprised of gas gathering assets held by Appalachia Midstream. The fair value of the gas gathering assets was determined based on transaction multiples of peer companies and a discounted cash flow model from our internally generated oil and natural gas reserves for the related properties.

Asset retirement liabilities - The fair value allocated to asset retirement obligations was $2.3 million. These asset retirement obligations represent the present value of the estimated amount to be incurred to plug, abandon and remediate proved producing properties at the end of their productive lives, in accordance with applicable state laws. The fair value was determined based on a discounted cash flow model, which included assumptions of the estimated current abandonment costs, discount rate, inflation rate, and timing associated with the incurrence of these costs.

Firm transportation contract - OPCO holds a contract that requires it to transport a minimum volume of natural gas or pay reservation charges. The performance obligations under the contract exceeded the future economic benefit to be received over the life of the contract. We calculated the fair value as the present value of the remaining unused commitments discounted at a rate consistent with market participants. The fair value of the liability was $12.1 million, including the current portion of $2.2 million and the long-term portion of $9.9 million.

Pro forma results of operations - The following table reflects the unaudited pro forma results of operations if the Appalachia JV Settlement had occurred on January 1, 2017:

	Three Months Ended March 31,
(in thousands except for per share data)	2018	2017
Oil and natural gas revenues	$94,543	$83,557
Net income (loss)	(209,789)	10,159
Basic earnings (loss) per share	$(9.58)	$0.54
Diluted earnings (loss) per share	$(9.58)	$0.54

Related party transactions - As noted previously, prior to the Appalachia JV Settlement, we accounted for our 50% ownership interests in OPCO and Appalachia Midstream as equity method investments. OPCO served as the operator of our wells in the Appalachia JV and we advanced funds to OPCO on an as needed basis. Additionally, there were service agreements between us and OPCO whereby we provide administrative and technical services for which we are reimbursed. Prior to the closing of the settlement, we had received $1.7 million under these agreements during 2018.

4.Asset retirement obligations

The following is a reconciliation of our asset retirement obligations for the three months ended March 31, 2018:

(in thousands)
Asset retirement obligations at beginning of period	$12,017
Activity during the period:
Liabilities incurred during the period	—
Revisions in estimated assumptions	(1)
Liabilities settled during the period	(7)
Adjustment to liability due to acquisitions (1)	2,315
Adjustment to liability due to divestitures	(7)
Accretion of discount	241
Asset retirement obligations at end of period	14,558
Less current portion	600
Long-term portion	$13,958

(1)
The increase in our asset retirement obligations during the three months ended March 31, 2018 is primarily due to additional interests in oil and natural gas properties acquired as part of the Appalachia JV Settlement.

Our asset retirement obligations are determined using discounted cash flow methodologies based on inputs and assumptions developed by management. We do not have any assets that are legally restricted for purposes of settling asset retirement obligations.

5.Oil and natural gas properties

We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs of oil and natural gas properties. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties (“collectively, the “full cost pool”). We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment or the need to transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. The majority of our undeveloped properties are held-by-production, which reduces the risk of impairment as a result of lease expirations. There were no impairments of unproved properties during the three months ended March 31, 2018 or 2017.

At the end of each quarterly period, companies that use the full cost method of accounting for their oil and natural gas properties must compute a limitation on capitalized costs (“ceiling test”). The ceiling test involves comparing the net book value of the full cost pool, after taxes, to the full cost ceiling limitation defined below. In the event the full cost ceiling limitation is less than the full cost pool, we are required to record an impairment of our oil and natural gas properties. The full cost ceiling limitation is computed as the sum of the present value of estimated future net revenues from our proved reserves by applying the average price as prescribed by the SEC, less estimated future expenditures (based on current costs) to develop and produce the proved reserves, discounted at 10%, plus the cost of properties not being amortized and the lower of cost or estimated fair value of unproved properties included in the costs being amortized, net of income tax effects. During March 2018, the Court approved the rejection of certain executory contracts related to the sale, marketing and transportation of natural gas in the North Louisiana region. The rejection of these executory contracts has positively impacted the present value of our proved reserves. See further discussion of the rejection of executory contracts in “Note 1. Organization and basis of presentation”.

The ceiling test for each period was based on the following average spot prices, in each case adjusted for quality factors and regional differentials to derive estimated future net revenues. Prices presented in the table below are the trailing twelve-month simple average spot prices at the first of the month for natural gas at Henry Hub (“HH”) and West Texas Intermediate (“WTI”) crude oil at Cushing, Oklahoma. The fluctuations demonstrate the volatility in oil and natural gas prices between each of the periods and have a significant impact on our ceiling test limitation.

	Average spot prices
	Oil (per Bbl)	Natural gas (per Mmbtu)
March 31, 2018	$53.49	$3.00
December 31, 2017	51.34	2.98

We did not recognize an impairment to our proved oil and natural gas properties for the three months ended March 31, 2018 or for the three months ended March 31, 2017. The possibility and amount of any future impairments is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves, future capital expenditures and operating costs.

As of March 31, 2018, our proved undeveloped reserves were limited to certain wells expected to be completed during 2018. Our recognition of proved undeveloped reserves continues to be affected by the uncertainty regarding our availability of capital required to develop these reserves. A significant amount of our proved undeveloped reserves that were previously reclassified to unproved remain economic at current prices, and we may report proved undeveloped reserves in the future if we determine we have the financial capability to execute a development plan.

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

6.Earnings (loss) per share

The following table presents the basic and diluted earnings (loss) per share computations, adjusted to give effect to our reverse share split, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Basic net income (loss) per common share:
Net income (loss)	$(211,049)	$8,193
Weighted average common shares outstanding	21,902	18,726
Net income (loss) per basic common share	$(9.64)	$0.44
Diluted net income (loss) per common share:
Net income (loss)	$(211,049)	$8,193
Weighted average common shares outstanding	21,902	18,726
Dilutive effect of:
Restricted shares and restricted share units	—	23
Weighted average common shares and common share equivalents outstanding	21,902	18,749
Net income (loss) per diluted common share	$(9.64)	$0.44

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. In addition, warrants representing the right to purchase our common shares at an exercise price of $0.01 are included in our weighted average common shares outstanding and used in the computation of our basic net income (loss) per common share.

Diluted net income (loss) per common share for the three months ended March 31, 2018 and 2017 is computed in the same manner as basic net income (loss) per share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which include stock options, restricted share units, restricted share awards, warrants representing the right to purchase our common shares at an exercise price of $13.95, and for the three months ended March 31, 2017, warrants issued to Energy Strategic Advisory Services LLC (“ESAS”), whether exercisable or not. The computation of diluted net income (loss) per share excluded 12,640,295 and 3,232,222 antidilutive common share equivalents for the three months ended March 31, 2018 and 2017, respectively. The antidilutive common share equivalents for the three months ended March 31, 2018 primarily related to the warrants representing the right to purchase our common shares at an exercise price of $13.95. The antidilutive common share equivalents for the three months ended March 31, 2017 primarily related to warrants issued to ESAS.

7.Derivative financial instruments

Our derivative financial instruments are comprised of commodity derivatives and common share warrants.

The table below presents the effect of derivative financial instruments on our Condensed Consolidated Balance Sheets:

(in thousands)		March 31, 2018	December 31, 2017
Current assets	Derivative financial instruments - commodity derivatives	$—	$1,150
Liabilities subject to compromise	Derivative financial instruments - common share warrants	$(1,767)	$—
Long-term liabilities	Derivative financial instruments - common share warrants	—	(1,950)

The table below presents the effect of derivative financial instruments on our Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
(in thousands)	2018	2017
Gain (loss) on derivative financial instruments - commodity derivatives	$(615)	$15,533
Gain on derivative financial instruments - common share warrants	183	6,004

Commodity derivative financial instruments

We have historically entered into commodity derivative financial instruments to manage our exposure to commodity price fluctuations, protect our returns on investments and achieve a more predictable cash flow from operations. These transactions limit exposure to declines in commodity prices, but also limit the benefits we would realize if commodity prices increase. Settlements in the normal course of maturities of our derivative financial instrument contracts result in cash receipts from, or cash disbursements to, our derivative contract counterparties. Changes in the fair value of our derivative financial instrument contracts, which include both cash settlements and non-cash changes in fair value, are included in earnings with a corresponding increase or decrease in the Condensed Consolidated Balance Sheets fair value amounts.

At December 31, 2017, we had outstanding swap contracts covering 3,650 Bbtu of natural gas at a weighted average strike price of $3.15 per Mmbtu. In January 2018, the counterparty to our remaining open swap contracts early terminated the outstanding contracts effective January 31, 2018.  We received proceeds of $0.5 million for the settlement of these contracts in February 2018. As of March 31, 2018, we did not have any outstanding commodity derivative financial instruments.

Common share warrants

In connection with the issuance of the 1.5 Lien Notes, on March 15, 2017, we issued warrants to the investors of the 1.5 Lien Notes representing the right to purchase an aggregate of up to 21,505,383 common shares (assuming a cash exercise) at an exercise price of $13.95 per share (“Financing Warrants”), and warrants representing the right to purchase an aggregate of up to 431,433 common shares (assuming a cash exercise) at an exercise price of$0.01 per share (“Commitment Fee Warrants”). In addition, certain exchanging holders of the Second Lien Term Loans received warrants representing the right to purchase an aggregate of up to 1,325,546 common shares (assuming a cash exercise) at an exercise price of $0.01 per share (“Amendment Fee Warrants”, and with the Commitment Fee Warrants and Financing Warrants, collectively referred to as the “2017 Warrants”).

On January 16, 2018, affiliates of Fairfax, which had previously been identified as a related party, surrendered all of their rights to the Commitment Fee, Amendment Fee and Financing Warrants. Their rights under the 2017 Warrants entitled them to purchase in aggregate up to 10,824,376 common shares at $13.95 per share and 1,725,576 common shares at $0.01 per share.

Pursuant to the terms of the 2017 Warrants, the 2017 Warrants may not be exercised, subject to certain exceptions and limitations, if, as a result of such exercise, the holder or its affiliates would beneficially own, directly or indirectly, more than 50% of our outstanding common shares. Each of the 2017 Warrants has an exercise term of 5 years from May 31, 2017 and, subject to certain exceptions, may be exercised by cash or cashless exercise. The Financing Warrants are subject to an anti-dilution adjustment in the event we issue common shares for consideration less than the market value of our common shares or exercise price of the Financing Warrants, subject to certain adjustments and exceptions. The Commitment Fee Warrants and the Amendment Fee Warrants are subject to an anti-dilution adjustment in the event we issue common shares at a price per share less than $10.50 per share, subject to certain exceptions and adjustments. The 2017 Warrants are accounted for as derivatives in accordance with FASB ASC 815, Derivatives and Hedging, (“ASC 815”), and are required to be classified as liabilities due to the types of anti-dilution adjustments.

We record the 2017 Warrants as non-current liabilities at fair value, with the increase or decrease in fair value being recognized in earnings. The 2017 Warrants will be measured at fair value on a recurring basis until the date of exercise or the date of expiration. As a result of the change in the fair value of the 2017 Warrants, we recorded gains of $0.2 million and $6.0 million on the revaluation of the warrants during the three months ended March 31, 2018 and 2017, respectively, in “Gain on derivative financial instruments - common share warrants” on the Condensed Consolidated Statements of Operations. The gains were primarily due to a decrease in EXCO’s share price and the cancellation of warrants by affiliates of Fairfax.

8.Debt

The carrying value of our total debt is summarized as follows:

(in thousands)	March 31, 2018	December 31, 2017
DIP Credit Agreement	$156,406	$—
EXCO Resources Credit Agreement	—	126,401
1.5 Lien Notes, net of unamortized discount	316,958	176,560
1.75 Lien Term Loans, net of unamortized discount	708,926	845,763
Second Lien Term Loans	17,246	23,543
2018 Notes, net of unamortized discount	131,576	131,345
2022 Notes	70,169	70,169
Deferred financing costs, net	—	(11,281)
Total debt, net	1,401,281	1,362,500
Less amounts included in liabilities subject to compromise	927,917	—
Current maturities of long-term debt	$473,364	$1,362,500

As of December 31, 2017, we classified all of our outstanding indebtedness as a current liability as a result of agreements entered into in anticipation of events of default under certain debt agreements, as well as any outstanding debt with cross-default provisions, and an event of default under the Second Lien Term Loans. The commencement of the Chapter 11 Cases constituted an event of default that accelerated our obligations under the EXCO Resources Credit Agreement, 1.5 Lien Notes, 1.75 Lien Term Loans, 2018 Notes and 2022 Notes. These debt instruments provide that as a result of the commencement of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments are automatically stayed as a result of the commencement of the Chapter 11 Cases, and the creditors’ rights of enforcement with respect to the debt instruments are subject to the applicable provisions of the Bankruptcy Code.

As of the Petition Date, we adjusted the carrying value of our indebtedness to the estimated amount that will be allowed as claims in the Chapter 11 Cases. These amounts represent our current estimate and may materially differ from actual future settlement amounts paid. This resulted in expenses of $24.4 million for the acceleration of (i) deferred financing costs, (ii) debt discounts, and (iii) deferred reductions in carrying value associated with debt instruments previously accounted for as a troubled debt restructuring pursuant to ASC 470-60, which was classified as “Reorganization items, net” in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2018. As discussed below, the proceeds from the DIP Facilities were used to repay all obligations under the EXCO Resources Credit Agreement and the EXCO Resources Credit Agreement was terminated. The financing costs of $5.4 million that were directly attributable to the DIP Credit Agreement were expensed as “Reorganization items, net” in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2018.

On February 22, 2018, the Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement and the 1.5 Lien Notes. We accrued interest on 1.75 Lien Term Loans, Second Lien Term Loans, 2018 Notes and 2022 Notes through the Petition Date with no interest accrued subsequent to the filings. The 1.75 Lien Term Loans, Second Lien Term Loans, 2018 Notes and 2022 Notes have been reclassified as “Liabilities subject to compromise” on the Condensed Consolidated Balance Sheet as of March 31, 2018. As of March 31, 2018, the carrying value for each of our debt instruments approximates the principal amount. As of March 31, 2018, the principal and accrued interest associated with the DIP Credit Agreement and 1.5 Lien Notes were not classified as liabilities subject to compromise as a result of the adequate protection approved by the Court and our current estimate of the recoverability of claims related to these debt instruments.
DIP Credit Agreement

On January 18, 2018, the Court entered into an interim order that authorized us to enter into the DIP Credit Agreement. On January 22, 2018, we closed the DIP Credit Agreement, which includes the Revolver A Facility in an aggregate principal amount of $125.0 million and the Revolver B Facility in an aggregate principal amount of $125.0 million with the DIP Lenders. Hamblin Watsa Investment Counsel Ltd. is the administrative agent (“DIP Agent”) for the DIP Credit Agreement. The proceeds of the DIP Facilities may be used in accordance with the DIP Credit Agreement to (i) repay obligations outstanding under the EXCO Resources Credit Agreement, (ii) pay for operating expenses incurred during the Chapter 11 Cases subject to a budget provided to the DIP Lenders under the DIP Credit Agreement, (iii) pay for certain transaction costs, fees and expenses, and (iv) pay for certain other costs and expenses of administering the Chapter 11 Cases. We used approximately $104.0 million of the proceeds provided through the DIP Facilities to repay all obligations outstanding under the EXCO Resources Credit Agreement. Under the DIP Credit Agreement, approximately $24.0 million of outstanding letters of credit were deemed issued under the Revolver A Facility, and approximately $21.6 million of loans outstanding under the EXCO Resources Agreement were deemed exchanged for loans under the Revolver B Facility.

On February 22, 2018, the Court entered into a final order authorizing entry into the DIP Credit Agreement on a final basis. The entry into the final order resulted in the termination of the EXCO Resources Credit Agreement. As of March 31, 2018, we had $156.4 million in outstanding indebtedness and $12.0 million of letters of credit outstanding under the DIP Facilities. Our available borrowing capacity under the DIP Facilities was $81.6 million as of March 31, 2018.

All amounts outstanding under the DIP Facilities bear interest at an adjusted LIBOR plus 4.00% per annum. During the continuance of an event of default under the DIP Facilities, the outstanding amounts bear interest at an additional 2.00% per annum above the interest rate otherwise applicable.

The DIP Facilities will mature on the earliest of (a) 12 months from the initial borrowings on January 22, 2018, (b) the effective date of a plan of reorganization in the Chapter 11 Cases, or (c) the date of termination of all revolving commitments and/or the acceleration of the obligations under the DIP Facilities following an event of default. We have the option, subject to certain conditions, to extend the maturity of the DIP Facilities to the date that is 18 months from the initial borrowing date. Borrowings under the DIP Credit Agreement are subject to an initial borrowing base of $250.0 million. Beginning on January 1, 2019, the borrowing base will be subject to adjustment semi-annually, on April 1 and October 1 of each year based upon the value of our oil and gas reserves. The DIP Lenders have considerable discretion in setting our borrowing base as part of the redetermination process. However, we may elect to redetermine the borrowing base to an amount equal to two-thirds of the net present value, discounted at nine percent, of our proved developed reserves.

The DIP Lenders and the DIP Agent, subject to the Carve-Out (as defined below), at all times: (i) are entitled to joint and several super-priority administrative expense claim status in the Chapter 11 Cases; (ii) have a first priority lien on substantially all of our assets; (iii) have a junior lien on any of our assets subject to a valid, perfected and non-avoidable lien as of the Petition Date, other than such liens securing the obligations under the 1.5 Lien Notes, 1.75 Lien Term Loans and Second Lien Term Loans, and (iv) have a first priority pledge of 100% of the stock and other equity interests in each of our direct and indirect subsidiaries. Our obligations to the DIP Lenders and the liens and super-priority claims are subject in each case to a carve out (“Carve-Out”) that accounts for certain administrative, court and legal fees payable in connection with the Chapter 11 Cases.

The DIP Credit Agreement contains certain financial covenants, including, but not limited to:

•	our cash (as defined in the DIP Credit Agreement) plus unused commitments under the DIP Credit Agreement cannot be less than $20.0 million; and

•
aggregate disbursements cannot exceed 120% of the aggregate disbursements (excluding professional fees incurred in the Chapter 11 Cases) set forth in the 13-week forecasts provided to the DIP Agent. The testing period is based on the immediately preceding four-week period and is measured every two weeks. The 13-week forecast is provided to the DIP Agent on a monthly basis and shall be consistent in all material respects with the applicable period covered by the 2018 budget that was previously delivered to the DIP Agent.

As of March 31, 2018, we were in compliance with all of the covenants under the DIP Credit Agreement. The DIP Credit Agreement contains events of default, including: (i) conversion of the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code and (ii) appointment of a trustee, examiner or receiver in the Chapter 11 Cases. The DIP Facilities contained an event of default if we failed to pursue a Court hearing no later than July 1, 2018 to consider the sale of all or substantially all of our assets; however, the final order entered by the Court deemed this requirement to be no longer in force and effect.

9.Fair value measurements

We value our derivatives and other financial instruments according to FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (“exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

During the three months ended March 31, 2018 and 2017 there were no changes in the fair value level classifications.
Fair value of derivative financial instruments

The following table presents a summary of the estimated fair value of our derivative financial instruments as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative financial instruments - common share warrants	—	1,767	—	1,767
	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments - commodity derivatives	$—	$1,150	$—	$1,150
Liabilities:
Derivative financial instruments - common share warrants	—	1,950	—	1,950
Derivative financial instruments - commodity derivatives

We have historically evaluated commodity derivative assets and liabilities in accordance with master netting agreements with the derivative counterparties, but report them on a gross basis in our Condensed Consolidated Balance Sheets. Net commodity derivative asset values are determined primarily by quoted NYMEX futures prices, notional volumes and utilization of the counterparties’ credit-adjusted risk-free rate curves and net commodity derivative liabilities are determined by utilization of our credit-adjusted risk-free rate curve. The credit-adjusted risk-free rates of our counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties’ debt plus the LIBOR curve as of the end of the reporting period. Our credit-adjusted risk-free rate is based on the blended rate of independent market-quoted credit default swap rate curves for companies that have the same credit rating as us plus the LIBOR curve as of the end of the reporting period. The fair value of our commodity derivative financial instruments may be different from the settlement value based on company-specific inputs, such as credit ratings, futures markets and forward curves, and readily available buyers or sellers.
Derivative financial instruments - common share warrants

The liability attributable to our common share warrants as of the issuance date and the end of each reporting period is measured using the Black-Scholes model based on inputs including our share price, volatility, expected remaining life and the risk-free rate of return. The implied rates of volatility were determined based on historical prices of our common shares over a period consistent with the expected remaining life. Common share warrants are measured at fair value on a recurring basis until the date of exercise or the date of expiration.

See further details on our derivative financial instruments in “Note 7. Derivative financial instruments”.
Fair value of other financial instruments

Our financial instruments include cash and cash equivalents, accounts receivable and payable and accrued liabilities.  The carrying amount of these instruments approximates fair value because of their short-term nature.

The carrying values of our borrowings under the DIP Credit Agreement approximate fair value, as these are subject to short-term floating interest rates that approximate the rates available to us for those periods.

The estimated fair values of our senior notes and term loans are presented below. The estimated fair values of the 2018 Notes and 2022 Notes have been calculated based on quoted prices in active markets. The estimated fair value of the 1.5 Lien Notes was calculated based on a model internally prepared by management that lacks significant observable inputs and was classified as Level 3. The 1.75 Lien Term Loans and the Second Lien Term Loans have been calculated based on quoted prices obtained from third-party pricing sources that lack significant observable inputs and are classified as Level 3. The 2017 Warrants are considered freestanding financial instruments and are not considered in the determination of the fair value of the 1.5 Lien Notes and 1.75 Lien Term Loans. See “Note 8. Debt” for the carrying value and the principal balance of each debt instrument included in the table below.

	As of March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
1.5 Lien Notes	$—	$—	$248,128	$248,128
1.75 Lien Term Loans	—	—	311,927	311,927
Second Lien Term Loans	—	—	7,588	7,588
2018 Notes	13,198	—	—	13,198
2022 Notes	7,135	—	—	7,135
	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
1.5 Lien Notes	$—	$—	$232,276	$232,276
1.75 Lien Term Loans	—	—	372,186	372,186
Second Lien Term Loans	—	—	9,054	9,054
2018 Notes	4,658	—	—	4,658
2022 Notes	2,586	—	—	2,586

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

We have accumulated financial net deferred tax assets primarily due to losses arising from impairments to the carrying value of our oil and natural gas properties that are subject to valuation allowances. Our valuation allowances increased $43.3 million for the three months ended March 31, 2018. As a result of cumulative financial operating losses, we have recognized net valuation allowances of approximately $886.8 million that have fully offset our net deferred tax assets as of March 31, 2018. The valuation allowances will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized. The valuation allowances do not impact future utilization of the underlying tax attributes.

The utilization of our net operating loss carryforwards (“NOLs”) to offset taxable income in future periods may be limited if we undergo an ownership change pursuant to the criteria in Section 382 of the Internal Revenue Code. Generally, an ownership change occurs for Section 382 purposes when the percentage of stock held by one or more five-percent shareholders increases by more than 50 percentage points over the lowest stock ownership held by such shareholders on any testing date within a three-year period. See further discussion of restrictions imposed by the Court on the trading of our equity securities to protect our use of NOLs in “Note 1. Organization and basis of presentation”. The Internal Revenue Code permits the exclusion of cancellation of debt income from taxable income if the discharge occurs during a Chapter 11 case. If this occurs, the amount of cancellation of debt income would reduce a company’s tax attributes unless it is offset by NOLs. The NOLs that are available to offset cancellation of debt income in a Chapter 11 case are not limited by Section 382 of the Internal Revenue Code. As of March 31, 2018, we had estimated NOLs of $2.1 billion.

On December 22, 2017, the United States enacted the Tax Act which, among other things, lowered the U.S. Federal tax rate from 35% to 21%, repealed the corporate alternative minimum tax, and provided for a refund of previously accrued alternative minimum tax credits. We reflected the impact of this rate on our deferred tax assets and liabilities at December 31, 2017, as it is required to reflect the change in the period in which the law is enacted. The Tax Act also repealed the corporate alternative minimum tax for tax years beginning after January 1, 2018 and provided that prior alternative minimum tax credits would be refundable. We have credits that are expected to be refunded between 2018 and 2020 as a result of the Tax Act and monetization opportunities under current law in 2017. In addition, the Tax Act limits the amount taxpayers are able to deduct for NOLs generated in taxable years beginning after December 31, 2017 to 80% of the taxpayer’s taxable income. The law also generally repeals all carrybacks for losses generated in taxable years ending after December 31, 2017. However, any NOLs generated in taxable years ending after December 31, 2017 can be carried forward indefinitely. We are still analyzing certain aspects of the Tax Act, which could potentially affect the measurement of our income tax balances and future income tax expense or benefit. The ultimate impact of the Tax Act may differ from the estimates provided herein, possibly materially, due to additional regulatory guidance, changes in interpretations and assumptions, and other actions as a result of the Tax Act.

As of December 31, 2017, we recognized a deferred tax liability of $4.5 million for tax-deductible goodwill. The deferred tax liability related to goodwill was considered to have an indefinite life based on the nature of the underlying asset and could not be offset under GAAP with a deferred tax asset with a definite life, such as NOLs. As a result of the Tax Act, deferred tax assets resulting from NOLs generated in taxable years subsequent to December 31, 2017 are considered to have an indefinite life. Therefore, we recognized an income tax benefit of $4.5 million during the three months ended March 31, 2018 because we expect to be able to utilize deferred tax assets related to NOLs to offset the deferred tax liability related to goodwill.

11.Condensed consolidating financial statements

As of March 31, 2018, the majority of EXCO’s subsidiaries were guarantors under the DIP Credit Agreement, the indenture governing the 1.5 Lien Notes, the credit agreements governing the 1.75 Lien Term Loans and Second Lien Term Loans and the indentures governing the 2018 Notes and 2022 Notes. All of our unrestricted subsidiaries under the 1.5 Lien Notes, 1.75 Lien Term Loans and the indentures governing the 2018 Notes and 2022 Notes are considered non-guarantor subsidiaries.

Set forth below are condensed consolidating financial statements of EXCO, the guarantor subsidiaries and the non-guarantor subsidiaries. The DIP Credit Agreement, 1.5 Lien Notes, 1.75 Lien Term Loans, Second Lien Term Loans, 2018 Notes and 2022 Notes, which were issued by EXCO Resources, Inc., are jointly and severally guaranteed by substantially all of our subsidiaries (referred to as Guarantor Subsidiaries). For purposes of this footnote, EXCO Resources, Inc. is referred to as Resources to distinguish it from the Guarantor Subsidiaries. Each of the Guarantor Subsidiaries is a 100% owned subsidiary of Resources and the guarantees are unconditional as they relate to the assets of the Guarantor Subsidiaries. Resources and the Guarantor Subsidiaries solely consist of entities that are Debtors in the Chapter 11 Cases, including each of the Filing Subsidiaries. The non-guarantor subsidiaries solely consist of entities that are not included in the Chapter 11 Cases, including OPCO, Appalachia Midstream, EXCO Production Company (PA) II, LLC, EXCO Production Company (WV) II, LLC and certain other entities (referred to as Non-Guarantor Subsidiaries).

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

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of March 31, 2018

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$61,889	$(11,791)	$15,732	$—	$65,830
Restricted cash	552	9,280	—	—	9,832
Other current assets	11,056	110,931	7,720	—	129,707
Total current assets	73,497	108,420	23,452	—	205,369
Equity investments	—	—	4,736	—	4,736
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	115,780	33,542	—	149,322
Proved developed and undeveloped oil and natural gas properties	334,199	2,832,863	72,556	—	3,239,618
Accumulated depletion	(330,776)	(2,438,901)	(601)	—	(2,770,278)
Oil and natural gas properties, net	3,423	509,742	105,497	—	618,662
Other property and equipment, net and other non-current assets	1,013	20,285	18,047	—	39,345
Investments in and (advances to) affiliates, net	306,795	—	—	(306,795)	—
Goodwill	13,293	149,862	—	—	163,155
Total assets	$398,021	$788,309	$151,732	$(306,795)	$1,031,267
Liabilities and shareholders’ equity
Current maturities of long-term debt	$473,364	$—	$—	$—	$473,364
Other current liabilities	15,452	71,055	7,325	—	93,832
Other long-term liabilities	—	11,631	12,222	—	23,853
Liabilities subject to compromise	965,858	531,013	—	—	1,496,871
Payable to parent	—	2,458,854	(1,518)	(2,457,336)	—
Total shareholders’ equity	(1,056,653)	(2,284,244)	133,703	2,150,541	(1,056,653)
Total liabilities and shareholders’ equity	$398,021	$788,309	$151,732	$(306,795)	$1,031,267

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$49,170	$(9,573)	$—	$—	$39,597
Restricted cash	—	15,271	—	—	15,271
Other current assets	22,697	90,265	—	—	112,962
Total current assets	71,867	95,963	—	—	167,830
Equity investments	—	—	14,181	—	14,181
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	118,652	—	—	118,652
Proved developed and undeveloped oil and natural gas properties	333,719	2,773,847	—	—	3,107,566
Accumulated depletion	(330,777)	(2,421,534)	—	—	(2,752,311)
Oil and natural gas properties, net	2,942	470,965	—	—	473,907
Other property and equipment, net and other non-current assets	892	20,382	—	—	21,274
Investments in and (advances to) affiliates, net	466,055	—	—	(466,055)	—
Goodwill	13,293	149,862	—	—	163,155
Total assets	$555,049	$737,172	$14,181	$(466,055)	$840,347
Liabilities and shareholders’ equity
Current maturities of long-term debt	$1,362,500	$—	$—	$—	$1,362,500
Other current liabilities	32,280	272,190	—	—	304,470
Derivative financial instruments - common share warrants	1,950	—	—	—	1,950
Other long-term liabilities	4,518	13,108	—	—	17,626
Payable to parent	—	2,447,586	—	(2,447,586)	—
Total shareholders’ equity	(846,199)	(1,995,712)	14,181	1,981,531	(846,199)
Total liabilities and shareholders’ equity	$555,049	$737,172	$14,181	$(466,055)	$840,347

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)

For the Three Months Ended March 31, 2018

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$83,296	$1,850	$—	$85,146
Purchased natural gas and marketing	—	5,318	—	—	5,318
Total revenues	—	88,614	1,850	—	90,464
Costs and expenses:
Oil and natural gas production	—	11,447	457	—	11,904
Gathering and transportation	—	19,651	325	—	19,976
Purchased natural gas	—	4,115	—	—	4,115
Depletion, depreciation and amortization	80	17,463	663	—	18,206
Accretion of liabilities	—	229	113	—	342
General and administrative	(6,780)	14,872	435	—	8,527
Gain on Appalachia JV Settlement	—	—	(119,477)	—	(119,477)
Other operating items	(34)	9,800	(9,632)	—	134
Total costs and expenses	(6,734)	77,577	(127,116)	—	(56,273)
Operating income	6,734	11,037	128,966	—	146,737
Other expense:
Interest expense, net	(9,173)	—	—	—	(9,173)
Loss on derivative financial instruments - commodity derivatives	(615)	—	—	—	(615)
Gain on derivative financial instruments - common share warrants	183	—	—	—	183
Other income	17	5	—	—	22
Equity income	—	179	—	—	179
Reorganization items, net	(43,703)	(309,197)	—	—	(352,900)
Net loss from consolidated subsidiaries	(169,010)	—	—	169,010	—
Total other expense	(222,301)	(309,013)	—	169,010	(362,304)
Income (loss) before income taxes	(215,567)	(297,976)	128,966	169,010	(215,567)
Income tax benefit	(4,518)	—	—	—	(4,518)
Net income (loss)	$(211,049)	$(297,976)	$128,966	$169,010	$(211,049)

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$69,356	$—	$—	$69,356
Purchased natural gas and marketing	—	7,173	—	—	7,173
Total revenues	—	76,529	—	—	76,529
Costs and expenses:
Oil and natural gas production	—	11,933	—	—	11,933
Gathering and transportation	—	27,353	—	—	27,353
Purchased natural gas	—	6,452	—	—	6,452
Depletion, depreciation and amortization	61	11,447	—	—	11,508
Accretion of liabilities	—	212	—	—	212
General and administrative	(10,667)	15,082	—	—	4,415
Other operating items	398	671	—	—	1,069
Total costs and expenses	(10,208)	73,150	—	—	62,942
Operating income	10,208	3,379	—	—	13,587
Other income (expense):
Interest expense, net	(19,952)	—	—	—	(19,952)
Gain on derivative financial instruments - commodity derivatives	15,533	—	—	—	15,533
Gain on derivative financial instruments - common share warrants	6,004	—	—	—	6,004
Loss on restructuring of debt	(6,272)	—	—	—	(6,272)
Other income	1	3	—	—	4
Equity income	—	—	317	—	317
Net income from consolidated subsidiaries	3,699	—	—	(3,699)	—
Total other income (expense)	(987)	3	317	(3,699)	(4,366)
Income before income taxes	9,221	3,382	317	(3,699)	9,221
Income tax expense	1,028	—	—	—	1,028
Net income	$8,193	$3,382	$317	$(3,699)	$8,193

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2018

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(10,768)	$58,120	$900	$—	$48,252
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(527)	(66,329)	14,832	—	(52,024)
Net cash provided by (used in) investing activities	(527)	(66,329)	14,832	—	(52,024)
Financing Activities:
Borrowings under DIP Credit Agreement	156,406	—	—	—	156,406
Repayments under EXCO Resources Credit Agreement	(126,401)	—	—	—	(126,401)
Debt financing costs and other	(5,439)	—	—	—	(5,439)
Net cash provided by financing activities	24,566	—	—	—	24,566
Net increase (decrease) in cash, cash equivalents and restricted cash	13,271	(8,209)	15,732	—	20,794
Cash, cash equivalents and restricted cash at beginning of period	49,170	5,698	—	—	54,868
Cash, cash equivalents and restricted cash at end of period	$62,441	$(2,511)	$15,732	$—	$75,662

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(12,106)	$17,302	$—	$—	$5,196
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(271)	(11,586)	—	—	(11,857)
Net changes in amounts due to joint ventures	—	(3,723)	—	—	(3,723)
Advances/investments with affiliates	(6,998)	6,998	—	—	—
Net cash used in investing activities	(7,269)	(8,311)	—	—	(15,580)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	25,000	—	—	—	25,000
Repayments under EXCO Resources Credit Agreement	(253,592)	—	—	—	(253,592)
Proceeds received from issuance of 1.5 Lien Notes, net	295,530	—	—	—	295,530
Payments on Second Lien Term Loans	(10,512)	—	—	—	(10,512)
Debt financing costs and other	(18,636)	—	—	—	(18,636)
Net cash provided by financing activities	37,790	—	—	—	37,790
Net increase in cash, cash equivalents and restricted cash	18,415	8,991	—	—	27,406
Cash, cash equivalents and restricted cash at beginning of period	24,610	(4,392)	—	—	20,218
Cash, cash equivalents and restricted cash at end of period	$43,025	$4,599	$—	$—	$47,624

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “EXCO,” “EXCO Resources,” “Company,” “we,” “our,” and “us” are to EXCO Resources, Inc. and its consolidated subsidiaries.
Forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). These forward-looking statements relate to, among other things, the following:

•	our future financial and operating performance and results;

•	our business strategy;

•	market prices;

•	our future use of commodity derivative financial instruments;

•	our liquidity and capital resources; and

•	our plans and forecasts.

We have based these forward-looking statements on our current assumptions, expectations and projections about future events. We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “potential,” “project,” “budget” and other similar words to identify forward-looking statements. The statements that contain these words should be read carefully because they discuss future expectations, contain projections of our results of operations or financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise any forward-looking statements, except as required by applicable securities laws. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, including, but not limited to:

•	bankruptcy proceedings and the effect of those proceedings on our ongoing and future operations, including the actions of the Court and our creditors;

•
the outcome of potential strategic alternatives to maximize value for the benefit of our stakeholders as part of the Chapter 11 process, which may include a sale of certain or substantially all of our assets under Section 363 of the Bankruptcy Code, a plan of reorganization to equitize certain indebtedness as an alternative to the sale process or a combination thereof;

•	our ability to negotiate a plan of reorganization in connection with the Chapter 11 process, including the restructuring of our indebtedness;

•
our future cash flows and the adequacy to fund the significant costs associated with the bankruptcy process, including our ability to limit these costs by obtaining confirmation of a successful plan of reorganization in a timely manner;

•	our ability to maintain compliance with debt covenants and to meet debt service obligations associated with the DIP Credit Agreement;

•	our ability to enter into transactions as a result of our Chapter 11 filing, including commodity derivative contracts with financial institutions and services with vendors;

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

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. We caution users of the financial statements not to place undue reliance on any forward-looking statements. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q, and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2018 (“2017 Form 10-K”).

Our revenues, operating results and financial condition depend substantially on prevailing prices for oil and natural gas and the availability of capital from our credit agreement (“DIP Credit Agreement”) and other sources. Declines in oil or natural gas prices may have a material adverse effect on our financial condition, Liquidity, results of operations, the amount of oil or natural gas that we can produce economically and the ability to fund our operations. Historically, oil and natural gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.

Overview and history

We are an independent oil and natural gas company engaged in the exploration, exploitation, acquisition, development and production of onshore U.S. oil and natural gas properties with a focus on shale resource plays. Our principal operations are conducted in certain key U.S. oil and natural gas areas including Texas, Louisiana and the Appalachia region.
Recent developments

Chapter 11 Cases

On January 15, 2018 (“Petition Date”), the Company and certain of its subsidiaries, including EXCO Services, Inc., EXCO Partners GP, LLC, EXCO GP Partners OLP, LP, EXCO Partners OLP GP, LLC, EXCO Operating Company, LP, EXCO Midcontinent MLP, LLC, EXCO Holding (PA), Inc., EXCO Production Company (PA), LLC, EXCO Resources (XA), LLC, EXCO Production Company (WV), LLC, EXCO Land Company, LLC, EXCO Holding MLP, Inc., Raider Marketing, LP and Raider Marketing GP, LLC (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (“Court”). The Chapter 11 Cases are being jointly administered under the caption In Re EXCO Resources, Inc., Case No. 18-30155 (MI) (“Chapter 11 Cases”). The Court has granted all of the first day motions filed by the Debtors that were designed primarily to minimize the impact of the Chapter 11 proceedings on our operations, customers and employees. We will continue to operate our businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. We expect to continue our operations without interruption during the pendency of the Chapter 11 proceedings.

On January 22, 2018, we closed the DIP Credit Agreement with lenders including affiliates of Fairfax Financial Holdings Limited (“Fairfax”), Bluescape Resources Company LLC (“Bluescape”) and JPMorgan Chase Bank, N.A. (collectively the “DIP Lenders”), which includes an initial borrowing base of $250.0 million. Proceeds from the DIP Facilities were used to repay all obligations outstanding under the EXCO Resources Credit Agreement and will provide additional liquidity to fund our operations during the Chapter 11 process. We have not reached an agreement with our creditors for a plan of reorganization and continue to engage in discussions regarding the terms of a financial restructuring plan. In conjunction with this process, we will explore potential strategic alternatives to maximize value for the benefit of our stakeholders, which may include a sale of certain or substantially all of our assets under Section 363 of the Bankruptcy Code, a plan of reorganization to equitize certain indebtedness as an alternative to the sale process or a combination thereof.

For the duration of the Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to risks and uncertainties associated with Chapter 11 proceedings. As a result of these risks and uncertainties, our assets, liabilities, shareholders’ equity, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties and capital plans included in this quarterly report on Form 10-Q may not accurately reflect our operations, properties and capital plans following the conclusion of the Chapter 11 Cases. See further discussion of the impact of the bankruptcy proceedings as part of “Note 1. Organization and basis of presentation” in the Notes to our Condensed Consolidated Financial Statements.

Impact on our indebtedness

The commencement of the Chapter 11 Cases constituted an event of default that accelerated our obligations under our previous revolving credit agreement (“EXCO Resources Credit Agreement”), senior secured 1.5 lien notes due March 20, 2022 (“1.5 Lien Notes”), senior secured 1.75 lien term loans due October 26, 2020 (“1.75 Lien Term Loans”), senior unsecured notes due September 15, 2018 (“2018 Notes”), and senior unsecured notes due April 15, 2022 (“2022 Notes”). These debt instruments provide that as a result of the commencement of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments are automatically stayed as a result of the commencement of the Chapter 11 Cases, and the creditors’ rights of enforcement with respect to the debt instruments are subject to the applicable provisions of the Bankruptcy Code.

As of the Petition Date, we adjusted the carrying value of our indebtedness to the estimated amount that will be allowed as claims in the Chapter 11 Cases. These amounts represent our current estimate and may materially differ from actual future settlement amounts paid. As of March 31, 2018, the carrying value for each of our debt instruments approximates the principal amount. The corresponding expense associated with the adjustments was recorded as “Reorganization items, net” on our Condensed Consolidated Statement of Operations for the three months ended March 31, 2018.

On February 22, 2018, the Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement and the 1.5 Lien Notes. We accrued interest on 1.75 Lien Term Loans, senior secured second lien term loans due October 26, 2020 (“Second Lien Term Loans”), 2018 Notes and 2022 Notes through the Petition Date, with no interest accrued subsequent to the filings. As a result, we expect our interest expense to decrease in the future.

Rejection of executory contracts

Subject to certain exceptions, under the Bankruptcy Code, the Company and the Filing Subsidiaries may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Court and fulfillment of certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a breach as of the Petition Date of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Company and the Filing Subsidiaries of performing their future obligations under such executory contract or unexpired lease but may give rise to a general unsecured claim against us or the applicable Filing Subsidiaries for damages caused by such rejection. During March 2018, the Court approved the rejection of certain executory contracts related to the sale, marketing and transportation of natural gas in the North Louisiana region. Our estimate of allowable claims related to the executory contracts approved for rejection by the Court was recorded as “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet as of March 31, 2018 and the corresponding expense was recorded as “Reorganization items, net” in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2018. We expect our realized natural gas price differentials and transportation expenses to improve in the future as a result of the rejection of these contracts. On March 1, 2018, the Company and the Filing Subsidiaries filed a motion to reject an agreement to deliver an aggregate minimum volume commitment of natural gas production in East Texas and North Louisiana to certain gathering systems through November 30, 2018. On May 8, 2018, the motion was abated pending the filing of an adversary proceeding.

Appalachia JV Settlement

On February 27, 2018, we closed a settlement agreement with a subsidiary of Shell to resolve arbitration regarding our right to participate in an area of mutual interest in the Appalachia region (“Appalachia JV Settlement”). As a result of the Appalachia JV Settlement, we acquired Shell’s interests in our joint venture in Appalachia, including entities that own interests in oil and natural gas properties, an entity that operates the wells in the joint venture in Appalachia (“OPCO”) and an entity that owns and operates midstream assets in the Appalachia region (“Appalachia Midstream”). As a result, our production, revenues and expenses in the Appalachia region are expected to increase in the future. Also, our recoveries of general and administrative expenses related to the joint venture in Appalachia are expected to decrease in the future. See further discussion of this settlement as part of “Note 3. Acquisitions, divestitures and other significant events” in the Notes to our Condensed Consolidated Financial Statements.

Critical accounting policies

We consider accounting policies related to our estimates of proved reserves, oil and natural gas properties, derivatives, business combinations, equity-based compensation, goodwill, revenue recognition, asset retirement obligations and income taxes as critical accounting policies. The policies include significant estimates made by management using information available at the date of the condensed consolidated financial statements. Actual results could differ from these estimates. These policies and others are summarized in the 2017 Form 10-K. In addition, see further discussion of our application of ASC 852 (as defined below) as a result of the Chapter 11 Cases in “Note 1. Organization and basis of presentation” in the Notes to our Condensed Consolidated Financial Statements.

Accounting during bankruptcy

We have applied Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”), in the preparation of these Condensed Consolidated Financial Statements. For periods subsequent to the Chapter 11 filings, ASC 852 requires the financial statements to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred during the bankruptcy proceedings, including losses related to executory contracts that have been approved for rejection by the Court, and adjustments to the carrying value of certain indebtedness are recorded as “Reorganization items, net” on the Condensed Consolidated Statement of Operations. In addition, pre-petition obligations that may be impacted by the Chapter 11 process have been classified on the Condensed Consolidated Balance Sheet as of March 31, 2018 as “Liabilities subject to compromise.” See further discussion of the impact of the application of ASC 852 as part of “Note 1. Organization and basis of presentation” in the Notes to our Condensed Consolidated Financial Statements.

Our results of operations

A summary of key financial data for the three months ended March 31, 2018 and 2017 related to our results of operations is presented below:

	Three Months Ended March 31,		Period to period change
(dollars in thousands, except per unit prices)	2018	2017
Production:
Oil (Mbbls)	256	331	(75)
Natural gas (Mmcf)	23,842	19,723	4,119
Total production (Mmcfe) (1)	25,378	21,709	3,669
Average daily production (Mmcfe)	282	241	41
Revenues before commodity derivative financial instrument activities:
Oil	$16,297	$16,192	$105
Natural gas	68,849	53,164	15,685
Total oil and natural gas revenues	85,146	69,356	15,790
Purchased natural gas and marketing	5,318	7,173	(1,855)
Total revenues	$90,464	$76,529	$13,935
Commodity derivative financial instruments:
Gain (loss) on derivative financial instruments - commodity derivatives	$(615)	$15,533	$(16,148)
Average sales price (before cash settlements of commodity derivative financial instruments):
Oil (per Bbl)	$63.66	$48.92	$14.74
Natural gas (per Mcf)	2.89	2.70	0.19
Natural gas equivalent (per Mcfe)	3.36	3.19	0.17
Costs and expenses:
Oil and natural gas operating costs	$7,908	$8,498	$(590)
Production and ad valorem taxes	3,996	3,435	561
Gathering and transportation	19,976	27,353	(7,377)
Purchased natural gas	4,115	6,452	(2,337)
Depletion	17,967	11,202	6,765
Depreciation and amortization	239	306	(67)
General and administrative (2)	8,527	4,415	4,112
Interest expense, net	9,173	19,952	(10,779)
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$0.31	$0.39	$(0.08)
Production and ad valorem taxes	0.16	0.16	—
Gathering and transportation	0.79	1.26	(0.47)
Depletion	0.71	0.52	0.19
Depreciation and amortization	0.01	0.01	—
Net income (loss)	$(211,049)	$8,193	$(219,242)

(1)	Mmcfe is calculated by converting one barrel of oil into six Mcf of natural gas.

(2)	Equity-based compensation included in general and administrative expense was expense of $0.4 million and income of $2.4 million for the three months ended March 31, 2018 and 2017, respectively.

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2018 and 2017. The comparability of our results of operations for the three months ended March 31, 2018 and 2017 was affected by:

•	changes in general and administrative expenses as a result of legal and professional fees incurred in connection with the restructuring process;

•	rejection of certain executory contracts as part of the Chapter 11 Cases related to the sale, marketing and transportation of natural gas in the North Louisiana region;

•	impact of the Chapter 11 Cases on our indebtedness, including the adjustments to the carrying value as well as the accrual of interest during the pendency of the bankruptcy proceedings;

•	gains from the settlement of litigation with our Appalachian joint venture partner during 2018;

•	fluctuations in oil and natural gas prices, which impact our oil and natural gas reserves, revenues, cash flows and net income or loss;

•	mark-to-market gains and losses from our derivative financial instruments, including gains on the 2017 Warrants due to a decrease in EXCO’s share price;

•	changes in proved reserves and production volumes and their impact on depletion; and

•	the impact of declining natural gas production volumes from our reduced drilling activities.

The availability of a ready market and the prices for oil and natural gas are dependent upon a number of factors that are beyond our control. These factors include, among other things:

•	supply and demand for oil and natural gas and expectations regarding supply and demand;

•	the level of domestic and international production;

•	the availability of imported oil and natural gas;

•	federal regulations applicable to the export of, and construction of export facilities for, natural gas;

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

Oil and natural gas production, revenues and prices

The following table presents our production, revenue and average sales prices for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017			Period to period change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
North Louisiana	17,572	$52,213	$2.97	12,038	$33,174	$2.76	5,534	$19,039	$0.21
East Texas	3,005	9,048	3.01	4,785	14,035	2.93	(1,780)	(4,987)	0.08
South Texas	1,569	16,132	10.28	2,166	15,341	7.08	(597)	791	3.20
Appalachia and other	3,232	7,753	2.40	2,720	6,806	2.50	512	947	(0.10)
Total	25,378	$85,146	$3.36	21,709	$69,356	$3.19	3,669	$15,790	$0.17

Production for the three months ended March 31, 2018 increased by 3.7 Bcfe, or 16.9%, as compared with the same period in 2017. Significant components of the changes in production were a result of:

•
Increased production of 5.5 Bcfe for the three months ended March 31, 2018 in the North Louisiana region, primarily due to 11 gross (6.7 net) operated wells turned-to-sales in the first quarter of 2018. There were no operated wells turned-to-sales in the first quarter of 2017.

•
Decreased production of 1.8 Bcfe for the three months ended March 31, 2018 in the East Texas region, primarily due to production declines as we have not turned an operated well to sales in the region since the first quarter of 2016.

•
Decreased production of 0.6 Bcfe for the three months ended March 31, 2018 in the South Texas region, primarily due to production declines offset by 4 gross (3.6 net) operated wells turned-to-sales in the first quarter of 2018. Prior to the first quarter of 2018, the most recent operated well turned-to-sales in this region was in the fourth quarter of 2015.

•
Increased production of 0.5 Bcfe for the three months ended March 31, 2018 in the Appalachia region, primarily due to the acquisition of additional interests in the Appalachia JV Settlement and 1 gross (0.9 net) operated well turned-to-sales in the first quarter of 2018.

Oil and natural gas revenues for the three months ended March 31, 2018 increased by $15.8 million, or 22.8%, as compared with the same period in 2017. The increase in revenues was primarily the result of an increase in oil and natural gas prices and production. Our average natural gas sales price increased 7.0% to $2.89 per Mcf for the three months ended March 31, 2018 from $2.70 per Mcf for the three months ended March 31, 2017, primarily due to improved natural gas price differentials as a result of the rejection of certain executory contracts for the sale and marketing of natural gas in the North Louisiana region. Our average sales price of oil per Bbl increased 30.1% to $63.66 per Bbl for the three months ended March 31, 2018 from $48.92 per Bbl for the three months ended March 31, 2017, primarily due to higher market prices.

Purchased natural gas and marketing revenues

Purchased natural gas and marketing revenues include revenues we receive as a result of selling natural gas purchased from third parties and marketing fees we receive from third parties. Purchased natural gas and marketing revenues for the three months ended March 31, 2018 decreased by $1.9 million, or 25.9%, as compared with the same period in 2017. The decrease was primarily due to lower marketing fees charged to third parties and lower volumes purchased. The decrease in marketing fees charged to third parties was primarily due to an increase in our average working interests in production from operated wells compared to the same period in prior year.

Oil and natural gas operating costs

The following tables present our oil and natural gas operating costs for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017			Period to period change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$3,668	$160	$3,828	$3,029	$342	$3,371	$639	$(182)	$457
East Texas	920	110	1,030	1,220	572	1,792	(300)	(462)	(762)
South Texas	2,369	67	2,436	2,864	2	2,866	(495)	65	(430)
Appalachia and other	561	53	614	469	—	469	92	53	145
Total	$7,518	$390	$7,908	$7,582	$916	$8,498	$(64)	$(526)	$(590)

	Three Months Ended March 31,
	2018			2017			Period to period change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$0.21	$0.01	$0.22	$0.25	$0.03	$0.28	$(0.04)	$(0.02)	$(0.06)
East Texas	0.31	0.04	0.35	0.25	0.12	0.37	0.06	(0.08)	(0.02)
South Texas	1.51	0.04	1.55	1.32	—	1.32	0.19	0.04	0.23
Appalachia and other	0.17	0.02	0.19	0.17	—	0.17	—	0.02	0.02
Total	$0.30	$0.01	$0.31	$0.35	$0.04	$0.39	$(0.05)	$(0.03)	$(0.08)

Oil and natural gas operating costs for the three months ended March 31, 2018 decreased $0.6 million, or 6.9%, as compared to the same period in 2017 primarily due to lower workover activity in the North Louisiana and East Texas regions. Oil and natural gas operating costs decreased from $0.39 per Mcfe for the three months ended March 31, 2017 to $0.31 per Mcfe for the three months ended March 31, 2018. The decrease on a per Mcfe basis was primarily due to increased production.

Production and ad valorem taxes

The following table presents our production and ad valorem taxes on a percentage of revenue basis and per Mcfe basis for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
North Louisiana	$1,735	3.3%	$0.10	$1,592	4.8%	$0.13
East Texas	328	3.6%	0.11	332	2.4%	0.07
South Texas	1,188	7.4%	0.76	1,395	9.1%	0.64
Appalachia and other	745	9.6%	0.23	116	1.7%	0.04
Total	$3,996	4.7%	$0.16	$3,435	5.0%	$0.16

Production and ad valorem taxes for the three months ended March 31, 2018 increased by $0.6 million, or 16.3%, as compared with the same period in 2017. The increase was primarily due to higher assessments for the impact fee required to be paid to the Commonwealth of Pennsylvania. The increase in the impact fee was primarily due to higher natural gas market prices and the additional interests in oil and natural gas properties acquired as a result of the Appalachia JV Settlement.

Gathering and transportation

Gathering and transportation expenses for the three months ended March 31, 2018 decreased by $7.4 million, or 27.0%, as compared with the same period in 2017. Gathering and transportation expenses were $0.79 per Mcfe for the three months ended March 31, 2018 as compared to $1.26 per Mcfe for the same period in 2017. The decreases were primarily due to the rejection of executory contracts for the transportation of natural gas in the North Louisiana region during the three months ended March 31, 2018.

Purchased natural gas expenses

Purchased natural gas expenses are purchases of natural gas from third parties plus the related costs of transportation. Purchased natural gas expenses for the three months ended March 31, 2018 decreased by $2.3 million, or 36.2%, as compared with the same periods in 2017. The decrease was primarily due to lower volumes purchased and lower transportation costs as a result of the rejection of executory contracts.

Depletion, depreciation and amortization

Depletion, depreciation and amortization for the three months ended March 31, 2018 increased from the same period in 2017 primarily due to an increase in depletion expense of $6.8 million, or 60.4%. The increase in depletion expense was primarily due to an increase in production and higher depletion rate. On a per Mcfe basis, the depletion rate for the three months ended March 31, 2018 was $0.71 per Mcfe, compared with $0.52 per Mcfe in the same period in 2017. The increase in the depletion rate was primarily due to the additional costs associated with our development of the South Texas and North Louisiana regions.

Impairment of oil and natural gas properties

We did not record an impairment to our oil and natural gas properties for the three months ended March 31, 2018 and 2017. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.

General and administrative

The following table presents our general and administrative expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017	Period to period change
General and administrative expenses:
Gross general and administrative expenses	$14,004	$12,297	$1,707
Technical services and service agreement charges	(1,563)	(1,394)	(169)
Operator overhead reimbursements	(3,574)	(3,381)	(193)
Capitalized salaries	(788)	(725)	(63)
General and administrative expenses, excluding equity-based compensation	8,079	6,797	1,282
Gross equity-based compensation	595	(2,026)	2,621
Capitalized equity-based compensation	(147)	(356)	209
General and administrative expenses	$8,527	$4,415	$4,112

General and administrative expenses for the three months ended March 31, 2018 increased by $4.1 million, or 93.1%, compared with the same period in 2017. Significant components of the changes in general and administrative expenses were a result of:

•
Increased equity-based compensation of $2.8 million for the three months ended March 31, 2018, primarily due to $3.6 million of income in prior year related to a significant decline in the fair value of the warrants issued to Energy Strategic Advisory Services LLC (“ESAS”). In addition, equity-based compensation decreased due to the discontinuation of grants of share-based compensation to employees.

•
Increased personnel costs of $2.0 million for the three months ended March 31, 2018. The increase was primarily due to higher bonus expense during the current year, partially offset by lower headcount. The increase in bonus expense was due to the adoption of new cash-based retention and incentive plans in connection with our restructuring activities. The cash-based retention and incentive plans are intended to replace grants under the equity-based incentive plans. As a result, cash-based personnel costs increased and equity-based compensation expense decreased.

•
Decreased consulting and contract labor costs of $0.9 million for the three months ended March 31, 2018, primarily due to the suspension of the services and investment agreement with ESAS that was effective as of November 9, 2017.

•
Increased legal and professional fees of $1.3 million for the three months ended March 31, 2018, primarily related to legal and advisory fees incurred in connection with restructuring activities prior to the Petition Date. Any legal and professional fees incurred subsequent to the Petition Date are classified as “Reorganization items, net” on the Condensed Consolidated Statement of Operations.

•
Decreased various other gross general and administrative expenses of $0.7 million for the three months ended March 31, 2018. These decreases reflect our continued efforts to reduce our general and administrative costs.

Interest expense, net

Interest expense, net for the three months ended March 31, 2018 decreased $10.8 million, or 54%, from the same period in 2017. The decrease was primarily due to the suspension of interest accrued on certain instruments subsequent to the Petition Date. As a result of the bankruptcy proceedings, the Court limited post-petition interest on certain indebtedness that may be under secured or unsecured. On February 22, 2018, the Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement and the 1.5 Lien Notes. We continued to accrue and pay interest on the DIP Credit Agreement and the 1.5 Lien Notes subsequent to the Petition Date. We accrued interest on 1.75 Lien Term Loans, Second Lien Term Loans, 2018 Notes and 2022 Notes through the Petition Date with no interest accrued subsequent to the filings. See “Note 8. Debt” in the Notes to our Condensed Consolidated Financial Statements for additional information.

Gain (loss) on derivative financial instruments - commodity derivatives

Our oil and natural gas derivative financial instruments resulted in a net loss of $0.6 million and a net gain of $15.5 million for the three months ended March 31, 2018 and 2017, respectively. In January 2018, the counterparty to our remaining open swap contracts early terminated the outstanding contracts effective January 31, 2018. As a result, we did not have any outstanding oil and natural gas derivative financial instruments as of March 31, 2018.

The following table presents our oil and natural gas prices, before and after the impact of the cash settlement of our commodity derivatives:

	Three Months Ended March 31,
Average realized pricing:	2018	2017	Period to period change
Natural gas (per Mcf):
Net price, excluding derivatives	$2.89	$2.70	$0.19
Cash receipts (payments) on derivatives	0.02	(0.22)	0.24
Net price, including derivatives	$2.91	$2.48	$0.43
Oil (per Bbl):
Net price, excluding derivatives	$63.66	$48.92	$14.74
Cash receipts (payments) on derivatives	—	(0.25)	0.25
Net price, including derivatives	$63.66	$48.67	$14.99
Natural gas equivalent (per Mcfe):
Net price, excluding derivatives	$3.36	$3.19	$0.17
Cash receipts (payments) on derivatives	0.02	(0.21)	0.23
Net price, including derivatives	$3.38	$2.98	$0.40

Our total cash receipts for the three months ended March 31, 2018 were $0.5 million, or $0.02 per Mcfe, compared to cash payments of $4.5 million, or $0.21 per Mcfe, for the three months ended March 31, 2017.

Gain on derivative financial instruments - common share warrants

Pursuant to FASB ASC Topic 815, Derivatives and Hedging, (“ASC 815”), we account for the 2017 Warrants as derivative financial instruments and carry the warrants as a non-current liability at their fair value, with the increase or decrease in fair value being recognized in earnings. These warrants are measured at fair value on a recurring basis until the date of exercise or the date of expiration. On January 16, 2018, affiliates of Fairfax surrendered all of their rights to the 2017 Warrants, which had entitled them rights to purchase in aggregate up to 10,824,376 common shares at $13.95 per share and 1,725,576 common shares at $0.01 per share. We recorded a net gain of $0.2 million for the three months ended March 31, 2018 primarily due to a gain of $1.2 million for the surrender of warrants by Fairfax partially offset by a $1.0 million loss on changes in the fair value due to an increase in EXCO’s share price. During the three months ended March 31, 2017, we recorded a gain on the revaluation of the warrants of $6.0 million primarily due to a decrease in EXCO’s share price.

Reorganization items, net

Pursuant to ASC 852, any costs directly related to an entity’s bankruptcy proceedings are presented separately as reorganization items. We recorded a net loss on reorganization items of $352.9 million for the three months ended March 31, 2018 primarily due to legal and professional fees of $13.9 million, rejection of executory contracts of $309.2 million, and acceleration of deferred financing costs, debt discounts and deferred reductions in carrying value of debt instruments of $29.9 million. The losses associated with the rejection of executory contracts and adjustments to the carrying value of debt instruments are based on our current estimate of the allowable claims and may differ from actual claims or future settlement amounts paid. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. See “Note 1. Organization and basis of presentation” in the Notes to our Condensed Consolidated Financial Statements for additional information.

Loss on restructuring and extinguishment of debt

For the three months ended March 31, 2017, we recorded a loss on restructuring of debt of $6.3 million related to the Second Lien Term Loan Exchange transaction costs.

Equity income

Equity income was $0.2 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. We acquired the remaining ownership interests in OPCO and Appalachia Midstream as a result of the Appalachia JV Settlement on February 27, 2018. Prior to the settlement, we accounted for our ownership interests in OPCO and Appalachia Midstream as equity method investments. As a result of the settlement, OPCO and Appalachia Midstream are wholly owned subsidiaries and are consolidated within our financial results.

Income taxes

During the three months ended March 31, 2018 and 2017, we recognized an income tax benefit of $4.5 million and income tax expense of $1.0 million, respectively. The following table presents our income tax benefit and expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017	Period to period change
Income tax (benefit) expense:
Current income tax (benefit) expense	$—	$—	$—
Deferred income tax (benefit) expense	(4,518)	1,028	(3,490)
Total income tax (benefit) expense	$(4,518)	$1,028	$(3,490)

Deferred income tax benefit during the three months ended March 31, 2018 related to changes in a deferred tax liability for tax-deductible goodwill. As of December 31, 2017, we recognized a deferred tax liability of $4.5 million for tax-deductible goodwill. The deferred tax liability related to goodwill was considered to have an indefinite life based on the nature of the underlying asset and could not be offset under GAAP with a deferred tax asset with a definite life, such as net operating loss carryforwards (“NOLs”). As a result of the Tax Cuts and Jobs Act (“Tax Act”), deferred tax assets resulting from NOLs generated in taxable years subsequent to December 31, 2017 are considered to have an indefinite life. Therefore, we recognized an income tax benefit of $4.5 million during the three months ended March 31, 2018 because we expect to be able to utilize deferred tax assets related to NOLs to offset the deferred tax liability related to goodwill. We recognized $1.0 million of deferred income tax expense during the three months ended March 31, 2017 for changes in the deferred tax liability related to tax-deductible goodwill with an indefinite life that could not be offset by NOLs that were considered to have a definite life prior to the enactment of the Tax Act.

Our net deferred tax assets have been fully reserved with valuation allowances. Our accumulated valuation allowance as of March 31, 2018 was approximately $886.8 million and has fully offset our net deferred tax assets. We will continue to recognize deferred tax valuation allowances until the realization of deferred benefits becomes more-likely-than-not.

The effective income tax rate, excluding the impact of the valuation allowances, would have been 20.4% and 40.2% for the three months ended March 31, 2018 and 2017, respectively. The effective tax rates, excluding the impact of the valuation allowance, differ from the statutory tax rates primarily due to permanent differences between the amounts recorded for financial reporting purposes and the amounts used for income tax purposes. The lower effective tax rate for the three months ended March 31, 2018 was primarily due to the lower enacted tax rate under the Tax Act.

Our Liquidity, capital resources and capital commitments
Overview

Our primary sources of capital resources and Liquidity (defined as cash and restricted cash plus the unused borrowing base the DIP Credit Agreement) have historically consisted of internally generated cash flows from operations, borrowings under certain credit agreements, issuances of debt securities, dispositions of non-strategic assets, joint ventures and the capital markets when conditions are favorable. Our ability to issue additional indebtedness, dispose assets, enter into joint ventures or access the capital markets may be substantially limited or nonexistent during our Chapter 11 proceedings and will require court approval in most instances. Accordingly, our Liquidity will depend mainly on cash generated from operating activities and available funds under the DIP Credit Agreement. Factors that could impact our Liquidity, capital resources and capital commitments include the following:

•
the outcome of potential strategic alternatives to maximize value for the benefit of our stakeholders as part of the Chapter 11 process, which may include a sale of certain or substantially all of our assets under Section 363 of the Bankruptcy Code, a plan of reorganization to equitize certain indebtedness, or a combination thereof;

•	significant costs associated with the bankruptcy process, including our ability to limit these costs by obtaining confirmation of a successful plan of reorganization in a timely manner;

•	decisions from the Court related to requirements to pay interest on certain debt instruments during the bankruptcy process;

•	decisions from the Court related to the rejection of certain executory contracts, including certain sales, marketing, firm transportation and gathering contracts;

•	our ability to maintain compliance with debt covenants under the DIP Credit Agreement;

•	reductions to our borrowing base under the DIP Credit Agreement, which may begin on January 1, 2019 or later if we elect to extend the maturity of the DIP Credit Agreement;

•	our ability to fund, finance or repay indebtedness, including our ability to restructure our indebtedness during the Chapter 11 Cases;

•	limitations on our ability to incur certain types of indebtedness in accordance with our debt agreements;

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

•	reduced oil and natural gas revenues resulting from, among other things, depressed oil and natural gas prices and lower production from reductions in our drilling and development activities;

•	our ability to mitigate commodity price volatility with commodity derivative financial instruments; and

•	the potential outcome of litigation.

Recent events affecting Liquidity
On January 15, 2018, the Company and the Filing Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On January 22, 2018, we closed the DIP Credit Agreement, which includes an initial borrowing base of $250.0 million. Proceeds from the DIP Credit Agreement were used to repay all obligations outstanding under the EXCO Resources Credit Agreement and will provide additional liquidity to fund our operations during the Chapter 11 process. We have limited our 2018 capital budget to $134.0 million in order to preserve our Liquidity during the pendency of the bankruptcy process. Our Liquidity was $157.3 million as of March 31, 2018. We believe our cash flow from operations, borrowing capacity under the DIP Credit Agreement and cash on hand will provide sufficient Liquidity during the bankruptcy process. We expect to incur significant costs associated with the bankruptcy process, including legal, financial and restructuring advisors to the Company and certain of our creditors. Therefore, our ability to obtain confirmation of a successful plan of reorganization in a timely manner is critical to ensuring our Liquidity is sufficient during the bankruptcy process.
The following table presents our Liquidity and outstanding principal balances of our debt as of March 31, 2018:

(in thousands)	March 31, 2018
DIP Credit Agreement	$156,406
1.5 Lien Notes	316,958
1.75 Lien Term Loans	708,926
Second Lien Term Loans	17,246
2018 Notes	131,576
2022 Notes	70,169
Total debt	$1,401,281
Net debt	$1,325,619
Borrowing base	$250,000
Unused borrowing base (1)	$81,600
Cash (2)	$75,662
Unused borrowing base plus cash	$157,262

(1)	Net of $12.0 million in letters of credit at March 31, 2018.

(2)	Includes restricted cash of $9.8 million at March 31, 2018.
As of the Petition Date, we had approximately $1.4 billion in principal amount of indebtedness. The filing of the Chapter 11 Cases constituted an event of default that accelerated our obligations under the following debt instruments: (i) EXCO Resources Credit Agreement; (ii) 1.5 Lien Notes; (iii) 1.75 Lien Term Loans; (iv) 2018 Notes; and (v) 2022 Notes. These debt instruments provide that as a result of the commencement of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. In addition, we were in default under the Second Lien Term Loans as a result of our failure to make interest payments. Any efforts to enforce such payment obligations under the debt instruments are automatically stayed as a result of the commencement of the Chapter 11 Cases, and the creditors’ rights of enforcement with respect to the debt instruments are subject to the applicable provisions of the Bankruptcy Code. Proceeds from the DIP Credit Agreement were used to repay all obligations under the EXCO Resources Credit Agreement and the EXCO Resources Credit Agreement was terminated. On February 22, 2018, the Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement and the 1.5 Lien Notes.
The DIP Credit Agreement contains certain financial covenants, including, but not limited to:

•	our cash (as defined in the DIP Credit Agreement) plus unused commitments under the DIP Credit Agreement cannot be less than $20.0 million (“Minimum Liquidity Test”); and

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

As of March 31, 2018, we were in compliance with all of the covenants under the DIP Credit Agreement. The DIP Credit Agreement contains events of default, including: (i) conversion of the Chapter 11 Cases to cases under Chapter 7 of the

Bankruptcy Code and (ii) appointment of a trustee, examiner or receiver in the Chapter 11 Cases. The DIP Credit Agreement will mature on the earliest of (a) 12 months from the initial borrowings on January 22, 2018, (b) the effective date of a plan of reorganization in the Chapter 11 Cases and (c) the date of termination of all revolving commitments and/or the acceleration of the obligations under the DIP Facilities following an event of default. We have the option, subject to certain conditions, to extend the maturity of the DIP Facilities to the date that is 18 months from the initial borrowing date. See further discussion of the DIP Credit Agreement in “Note 8. Debt” in the Notes to our Condensed Consolidated Financial Statements.
Capital expenditures
Our 2018 capital budget of $134.0 million is focused primarily on the development of the Haynesville and Eagle Ford shales. During the first quarter of 2018, we revised our original capital budget for 2018 to reflect the impact of non-consent elections by partners in certain of our operated wells. The development of the Haynesville shale in North Louisiana includes drilling 1 gross (0.7 net) operated well and completing 11 gross (6.7 net) operated wells. The completion activities in North Louisiana primarily include wells drilled in prior year. Our development program for the Eagle Ford shale includes drilling 10 gross (10.0 net) operated wells and completing 12 gross (11.6 net) operated wells that will preserve the value of certain acreage with leasehold obligations. Our drilling and completion activities include $21.0 million to participate in the development of non-operated wells. In addition, we plan to spend a limited amount of capital on maintenance and leasehold costs.
For the three months ended March 31, 2018, our capital expenditures totaled $57.3 million, of which $54.8 million was primarily related to development capital expenditures. Our development activities in North Louisiana included drilling 1 gross (0.7 net) operated well and completing 11 gross (6.7 net) operated wells in the Haynesville shale. The forecasted development activities for 2018 in North Louisiana were substantially complete as of the end of the first quarter of 2018. Our development activities in South Texas included drilling 5 gross (5.0 net) operated wells and completing 4 gross (3.6 net) operated wells in the Eagle Ford shale. We expect to be substantially complete with the forecasted development activities for 2018 in South Texas during the third quarter of 2018. In addition, we turned-to-sales 1 gross (0.9 net) operated Marcellus shale well in Northeast Pennsylvania that was previously awaiting the connection of a pipeline.
The following table presents our capital expenditures for the three months ended March 31, 2018 and our budgeted capital expenditures for the remainder of 2018:

	Three Months Ended March 31, 2018	April - December Forecast	2018
(in thousands)		2018	Capital Budget
Capital expenditures:
Lease purchases and seismic	$294	$3,706	$4,000
Development capital expenditures	54,809	67,191	122,000
Field operations, gathering and water pipelines	30	3,970	4,000
Corporate and other	2,148	1,852	4,000
Total	$57,281	$76,719	$134,000

Historical sources and uses of funds
Net increases (decreases) in cash are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net cash provided by operating activities	$48,252	$5,196
Net cash used in investing activities	(52,024)	(15,580)
Net cash provided by financing activities	24,566	37,790
Net increase in cash	$20,794	$27,406

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

For the three months ended March 31, 2018, our net cash provided by operating activities was $48.3 million as compared to net cash provided by operating activities of $5.2 million for the three months ended March 31, 2017. The increase in cash provided by operating activities was primarily due to increases in revenues, reductions in operating expenses, reductions in cash interest payments and favorable changes in working capital. As a result of the bankruptcy proceedings, we experienced favorable changes in working capital during the three months ended March 31, 2018 due to the deferral of payments that are subject to the approval of the Court, our creditors or confirmation of a plan of reorganization. See “Note 1. Organization and basis of presentation” in the Notes to our Condensed Consolidated Financial Statements for further discussion of the impact of the Chapter 11 Cases.

Investing activities

Our investing activities consist primarily of drilling and development expenditures, acquisitions and divestitures. For the three months ended March 31, 2018, our net cash used in investing activities was $52.0 million, which primarily consisted of development activities in the North Louisiana and South Texas regions of $66.9 million. This is partially offset by $14.8 million of cash held by OPCO and Appalachia Midstream that was acquired as a result of the Appalachia JV Settlement. For the three months ended March 31, 2017, our net cash used in investing activities was $15.6 million, which primarily consisted of development activities in the North Louisiana region.

Financing activities

For the three months ended March 31, 2018, our net cash provided by financing activities was $24.6 million. Proceeds from the DIP Credit Agreement were used to repay all obligations outstanding under the EXCO Resources Credit Agreement and will provide additional liquidity to fund our operations during the Chapter 11 process. In addition, we spent $5.4 million of financing costs related to issuance of the DIP Facilities. See “Note 8. Debt” in the Notes to our Condensed Consolidated Financial Statements for further discussion of the DIP Facilities.

For the three months ended March 31, 2017, our net cash provided by financing activities was $37.8 million primarily due to $295.5 million of net proceeds received from the 1.5 Lien Notes and $25.0 million in borrowings under the EXCO Resources Credit Agreement. We used the majority of the proceeds from the 1.5 Lien Notes to repay the entire outstanding balance under the EXCO Resources Credit Agreement of $253.6 million. In addition, we used cash to pay $18.6 million of costs primarily related to recent debt restructuring activities, and we made payments of $10.5 million on the Second Lien Term Loans, which reduced its carrying value.

Commodity derivative financial instruments

Our production is generally sold at prevailing market prices. Historically, we have entered into oil and natural gas derivative contracts for a portion of our production to mitigate the impact of commodity price fluctuations and achieve a more predictable cash flow associated with our operations. These transactions limit our exposure to declines in prices, but also limit the benefits we would realize if oil and natural gas prices increase.

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

See further details on our derivative financial instruments in “Note 7. Derivative financial instruments” and “Note 9. Fair value measurements” in the Notes to our Condensed Consolidated Financial Statements.

Off-balance sheet arrangements

As of March 31, 2018, we had no arrangements or any guarantees of off-balance sheet debt to third parties.

Contractual obligations and commercial commitments

As of December 31, 2017, our contractual obligations and commercial commitments primarily consisted of debt instruments; sales, marketing, gathering and transportation agreements; and leases of office space and certain equipment. The filing of the Chapter 11 Cases constituted an event of default that accelerated our obligations under the following debt instruments: (i) EXCO Resources Credit Agreement; (ii) 1.5 Lien Notes; (iii) 1.75 Lien Term Loans; (iv) 2018 Notes; and (v) 2022 Notes. In addition, we were in default under the Second Lien Term Loans as a result of our failure to make interest payments. Any efforts to enforce such payment obligations under the debt instruments are automatically stayed as a result of the commencement of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. As of the Petition Date, we adjusted the carrying value of our indebtedness to the estimated amount that will be allowed as claims in the Chapter 11 Cases. On January 22, 2018, proceeds from the DIP Credit Agreement were used to repay all obligations outstanding under the EXCO Resources Credit Agreement. On February 22, 2018, the Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement and the 1.5 Lien Notes. We accrued interest on 1.75 Lien Term Loans, Second Lien Term Loans, 2018 Notes and 2022 Notes through Petition Date, with no interest accrued subsequent to the Petition Date. The 1.75 Lien Term Loans, Second Lien Term Loans, 2018 Notes and 2022 Notes have been reclassified as “Liabilities subject to compromise” on the Condensed Consolidated Balance Sheet as of March 31, 2018.

During March 2018, the Court approved the rejection of certain executory contracts related to the sale, marketing and transportation of natural gas in the North Louisiana region. The rejection of these executory contracts was treated as a breach as of the Petition Date and relieves us from performing future obligations under such contract but is expected to result in a general unsecured claim against certain of the Debtors for damages caused by such rejection. Our estimate of allowable claims related to the executory contracts approved for rejection by the Court was recorded as “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet as of March 31, 2018. On March 1, 2018, the Company and the Filing Subsidiaries filed a motion to reject an agreement to deliver an aggregate minimum volume commitment of natural gas production in East Texas and North Louisiana to certain gathering systems through November 30, 2018. On May 8, 2018, the motion was abated pending the filing of an adversary proceeding.

See further discussion of the impact of the Chapter 11 Cases on our indebtedness and the rejection of executory contracts in “Note 1. Organization and basis of presentation” in the Notes to our Condensed Consolidated Financial Statements.

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

Commodity price risk

Our most significant market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas as well as local and regional differentials. Pricing for oil and natural gas production is volatile. We have historically entered into commodity derivative financial instruments to manage our exposure to commodity price fluctuations, protect our returns on investments, and achieve a more predictable cash flow in connection with our financing activities and borrowings related to these activities. These transactions limit exposure to declines in prices, but also limit the benefits we would realize if oil and natural gas prices increase.

During the Chapter 11 Cases, our ability to enter into commodity derivative contracts covering estimated future production is limited under the DIP Credit Agreement. We are only permitted to enter into commodity derivative contracts with lenders under the DIP Credit Agreement. As a result, we may not be able to enter into commodity derivative contracts covering our production in future periods on favorable terms or at all. If we cannot or choose not to enter into commodity derivative contracts in the future, we could be more affected by changes in commodity prices. Our inability to hedge the risk of low commodity prices in the future, on favorable terms or at all, could have a material adverse impact on our business, financial condition and results of operations. Our exposure to commodity price fluctuations will increase in 2018 due to lower oil and natural gas volumes covered by derivative contracts compared to historical levels. For the three months ended March 31, 2018, a $1.00 decrease in the average commodity price per Mcfe would have resulted in a decrease in oil and natural gas revenues, excluding the impact of commodity derivative financial instruments, of approximately $25.4 million.

Interest rate risk

Our exposure to interest rate changes relates primarily to borrowings under the DIP Credit Agreement. Interest is payable on borrowings under the DIP Credit Agreement based on a floating rate as more fully described in “Note 8. Debt” in the Notes to our Condensed Consolidated Financial Statements. At March 31, 2018, we had $156.4 million in borrowings outstanding under the DIP Credit Agreement. A 1.0% increase in interest rates (100 bps) based on the variable borrowings as of March 31, 2018 would result in an increase in our interest expense of approximately $1.6 million per year. The interest rate we pay on these borrowings is set periodically based upon market rates. The interest rates on the 1.5 Lien Notes, 1.75 Lien Term Loans, Second Lien Terms Loans, 2018 Notes, and 2022 Notes are fixed and not subject to change based on fluctuations in interest rates.

Equity price risk

Our exposure to changes in our common share price primarily relate to the 2017 Warrants. We account for the 2017 Warrants as derivative instruments and record the warrants as a non-current liability at fair value, with the increase or decrease in fair value being recognized in earnings. The 2017 Warrants will be measured at fair value on a recurring basis until the underlying common share warrants are exercised or the date of expiration. The 2017 Warrants had a fair value of $1.8 million on March 31, 2018. As of March 31, 2018, a 10% increase in the price of our common shares would have increased the fair value of the liability related to the 2017 Warrants by approximately $0.2 million.

Item 4.     Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Exchange Act, EXCO’s management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that EXCO’s disclosure controls and procedures were effective as of March 31, 2018 to ensure that information that is required to be disclosed by EXCO in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to EXCO’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in EXCO’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, EXCO’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business and in connection with the Chapter 11 Cases, we are party to various litigation matters. As described in “Item 3. Legal Proceedings” in our 2017 Form 10-K, we are currently in litigation with Enterprise Products Operating LLC and Acadian Gas Pipeline System (collectively, “Enterprise”) in which Enterprise filed a suit claiming that we improperly terminated certain sales and transportation contracts. On February 12, 2018, Enterprise filed a motion to lift the automatic stay of the suit under the Bankruptcy Code and continue the suit against us in state court. On March 19, 2018, we filed a motion to extend the automatic stay in the Court. On April 19, 2018, the Court entered a stipulation and agreed order pursuant to which, among other matters, Enterprise agreed to, among other things, (i) dismiss with prejudice all claims against Harold Hickey and Steve Estes and (ii) withdraw its motion to lift the automatic stay.

On March 29, 2018, the Court entered an order granting our motion to dismiss without prejudice the adversary proceeding we had initiated against Shell Energy North America (US) LP (“Shell Energy”), a subsidiary of Shell, regarding Shell Energy’s improper withholding of revenue owed to us for sales of natural gas.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered equity securities

There were no sales of unregistered equity securities during the quarter ended March 31, 2018 that were not previously reported on a Current Report on Form 8-K.

Issuer repurchases of common shares

We did not repurchase any common shares during the quarter ended March 31, 2018.

Item 3.	Defaults upon Senior Securities

As described herein, the commencement of the Chapter 11 Cases constituted an event of default that accelerated our obligations under the following debt instruments:

•	EXCO Resources Credit Agreement;

•	1.5 Lien Notes;

•	1.75 Lien Term Loans;

•	2018 Notes; and

•	2022 Notes.

In addition, we were in default under the Second Lien Term Loans as a result of our failure to make interest payments. For additional information, please see "Note 1. Organization and basis of presentation" and “Note 8. Debt” in the Notes to our Condensed Consolidated Financial Statements.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

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

10.13	EXCO Resources, Inc. Severance Plan effective November 10, 2015, filed as an Exhibit to EXCO’s Annual Report on Form 10-K/A for 2017 filed on April 30, 2018 and incorporated by reference herein.

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

10.41
Forbearance Agreement, dated as of December 20, 2017, by and among EXCO Resources, Inc., the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the RBL Supporting Lenders filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated December 15, 2017 filed December 21, 2017 and incorporated by reference herein.

10.42
Limited Consent, dated as of September 1, 2016, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2016 filed on November 2, 2016 and incorporated by reference herein.

10.43
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

10.46
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

10.49
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

10.55
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

10.58
Form of Director Indemnification Agreement, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 3, 2010 and filed on November 12, 2010 and incorporated by reference herein.

10.59
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

10.62
Services and Investment Agreement, dated as of March 31, 2015, by and among EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to Amendment No. 1 to EXCO’s Current Report on Form 8-K/A, dated March 31, 2015 and filed on May 26, 2015 and incorporated by reference herein.

10.63
Acknowledgment of Amendment to Services and Investment Agreement, dated as of May 26, 2015, by and between EXCO Resources, Inc. and Energy Strategic Advisory Services LLC, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated May 26, 2015 and filed on June 1, 2015 and incorporated by reference herein.

10.64
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

10.66
Letter Agreement, dated as of November 9, 2017, by and between EXCO Resources, Inc. and Energy Strategic Advisory Services, LLC, filed as an Exhibit to EXCO's Annual Report on Form 10-K for 2017 filed on March 15, 2018 and incorporated by reference herein.

10.67	Form of Backstop Commitment Fee Election Letter, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

10.68
Debtor-In-Possession Credit Agreement, dated as of January 22, 2018, among EXCO Resources, Inc., the Lenders party thereto, and Hamblin Watsa Investment Counsel Ltd., as Administrative Agent filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated January 19, 2018 filed January 25, 2018 and incorporated by reference herein.

10.69
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

10.70
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

10.71
Membership Interest (BG PA) Transfer Agreement, dated February 27, 2018, by and among BG US Production Company, LLC, BG Production Company (PA), LLC and EXCO Production Company (PA), LLC filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 22, 2018 filed March 1, 2018 and incorporated by reference herein.

10.72
Membership Interest (BG WV) Transfer Agreement, dated February 27, 2018, by and among BG US Production Company, LLC, BG Production Company (WV), LLC and EXCO Production Company (WV), LLC filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 22, 2018 filed March 1, 2018 and incorporated by reference herein.

10.73
Membership Interest (ERPA) Transfer Agreement, dated February 27, 2018, by and among BG US Production Company, LLC, EXCO Resources (PA), LLC and EXCO Holding (PA), Inc. filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 22, 2018 filed March 1, 2018 and incorporated by reference herein.

10.74
Membership Interest (Midstream) Transfer Agreement, dated February 27, 2018, by and among BG US Production Company, LLC, EXCO Appalachia Midstream, LLC and EXCO Holding (PA), Inc. filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated February 22, 2018 filed March 1, 2018 and incorporated by reference herein.

10.75
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

10.76	Subsidiaries of registrant, filed as an Exhibit to EXCO's Annual Report on Form 10-K for 2017 filed on March 15, 2018 and incorporated by reference herein.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer of EXCO Resources, Inc., filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	These exhibits are management contracts.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCO RESOURCES, INC.
(Registrant)

Date:	May 15, 2018	/s/ Harold L. Hickey
Harold L. Hickey
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Tyler S. Farquharson
Tyler S. Farquharson
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Brian N. Gaebe
Brian N. Gaebe
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)