Form 10-Q
period 2018-06-30
EXCO RESOURCES INC
filed 2018-08-14
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

The number of shares of common stock, par value $0.001 per share, outstanding as of August 9, 2018 was 21,595,457.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,995	$39,597
Restricted cash	10,984	15,271
Accounts receivable, net:
Oil and natural gas	80,901	55,692
Joint interest	24,221	30,570
Other	1,919	1,976
Derivative financial instruments - commodity derivatives	—	1,150
Other current assets	24,455	23,574
Total current assets	197,475	167,830
Equity investments	4,736	14,181
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	149,249	118,652
Proved developed and undeveloped oil and natural gas properties	3,281,104	3,107,566
Accumulated depletion	(2,791,918)	(2,752,311)
Oil and natural gas properties, net	638,435	473,907
Other property and equipment, net and other non-current assets	38,933	21,274
Goodwill	163,155	163,155
Total assets	$1,042,734	$840,347
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$49,988	$68,277
Revenues and royalties payable	42,808	207,956
Accrued interest payable	7,203	27,637
Current portion of asset retirement obligations	600	600
Current maturities of long-term debt	473,364	1,362,500
Total current liabilities	573,963	1,666,970
Deferred income taxes	—	4,518
Derivative financial instruments - common share warrants	—	1,950
Asset retirement obligations and other long-term liabilities	26,127	13,108
Liabilities subject to compromise	1,490,943	—
Commitments and contingencies
Shareholders’ equity:
Common shares, par value $0.001, 260,000,000 shares authorized; 21,635,102 shares issued and 21,595,457 shares outstanding at June 30, 2018; 21,670,186 shares issued and 21,630,541 shares outstanding at December 31, 2017	22	22
Additional paid-in capital	3,540,627	3,539,422
Accumulated deficit	(4,581,316)	(4,378,011)
Treasury shares, at cost; 39,645 shares at June 30, 2018 and December 31, 2017	(7,632)	(7,632)
Total shareholders’ equity	(1,048,299)	(846,199)
Total liabilities and shareholders’ equity	$1,042,734	$840,347

See accompanying notes.

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenues:
Oil	$24,314	$14,305	$40,611	$30,497
Natural gas	68,462	50,182	137,311	103,346
Purchased natural gas and marketing	5,354	6,528	10,672	13,701
Total revenues	98,130	71,015	188,594	147,544
Costs and expenses:
Oil and natural gas operating costs	10,874	8,215	18,782	16,713
Production and ad valorem taxes	4,081	3,415	8,077	6,850
Gathering and transportation	21,310	27,087	41,286	54,440
Purchased natural gas	3,743	6,353	7,858	12,805
Depletion, depreciation and amortization	22,000	11,622	40,206	23,130
Accretion of liabilities	561	215	903	427
General and administrative	6,303	(1,394)	14,830	3,021
Gain on Appalachia JV Settlement	—	—	(119,477)	—
Other operating items	(1,141)	286	(1,007)	1,355
Total costs and expenses	67,731	55,799	11,458	118,741
Operating income	30,399	15,216	177,136	28,803
Other income (expense):
Interest expense, net	(7,815)	(22,480)	(16,988)	(42,432)
Gain (loss) on derivative financial instruments - commodity derivatives	—	6,541	(615)	22,074
Gain on derivative financial instruments - common share warrants	1,532	122,295	1,715	128,299
Loss on restructuring and extinguishment of debt	—	(108)	—	(6,380)
Other income (loss)	16	(25)	38	(21)
Equity income	—	338	179	655
Reorganization items, net	(16,388)	—	(369,288)	—
Total other income (expense)	(22,655)	106,561	(384,959)	102,195
Income (loss) before income taxes	7,744	121,777	(207,823)	130,998
Income tax expense (benefit)	—	1,027	(4,518)	2,055
Net income (loss)	$7,744	$120,750	$(203,305)	$128,943
Earnings (loss) per common share:
Basic:
Net income (loss)	$0.36	$6.13	$(9.34)	$6.71
Weighted average common shares outstanding	21,615	19,702	21,758	19,217
Diluted:
Net income (loss)	$0.36	$6.07	$(9.34)	$6.65
Weighted average common shares and common share equivalents outstanding	21,615	19,886	21,758	19,393

See accompanying notes.

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Operating Activities:
Net income (loss)	$(203,305)	$128,943
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	(4,518)	2,055
Depletion, depreciation and amortization	40,206	23,130
Equity-based compensation	921	(10,341)
Accretion of liabilities	903	427
Income from equity investments	(179)	(655)
(Gain) loss on derivative financial instruments - commodity derivatives	615	(22,074)
Cash receipts (payments) of commodity derivative financial instruments	535	(5,558)
Gain on derivative financial instruments - common share warrants	(1,715)	(128,299)
Amortization of deferred financing costs and discount on debt issuance	4,166	11,437
Gain on Appalachia JV Settlement	(119,477)	—
Non-cash and non-operating reorganization items, net	339,706	—
Loss on restructuring and extinguishment of debt	—	6,380
Paid in-kind interest expense	(21,078)	15,914
Other non-operating items	—	261
Effect of changes in:
Accounts receivable	(12,148)	17,778
Other current assets	1,946	(1,877)
Accounts payable and other liabilities	42,918	(3,920)
Net cash provided by operating activities	69,496	33,601
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment	(98,110)	(44,484)
Property acquisitions	14,832	(4,457)
Proceeds from disposition of property and equipment	—	25
Net changes in amounts due to joint ventures	—	(7,553)
Other	950	—
Net cash used in investing activities	(82,328)	(56,469)
Financing Activities:
Borrowings under DIP Credit Agreement	156,406	—
Borrowings under EXCO Resources Credit Agreement	—	25,000
Repayments under EXCO Resources Credit Agreement	(126,401)	(253,592)
Proceeds received from issuance of 1.5 Lien Notes, net	—	295,530
Payments on Second Lien Term Loans	—	(11,057)
Debt financing costs and other	(6,062)	(21,976)
Net cash provided by financing activities	23,943	33,905
Net increase in cash, cash equivalents and restricted cash	11,111	11,037
Cash, cash equivalents and restricted cash at beginning of period	54,868	20,218
Cash, cash equivalents and restricted cash at end of period	$65,979	$31,255

Supplemental Cash Flow Information:
Cash interest payments	$17,240	$17,884
Income tax payments	—	—
Supplemental non-cash investing and financing activities:
Capitalized equity-based compensation	$284	$693
Capitalized interest	2,158	2,898
Net assets acquired on Appalachia JV Settlement, excluding cash and cash equivalents	114,268	—

See accompanying notes.

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common shares		Treasury shares		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2016	18,916	$19	(40)	$(7,632)	$3,538,080	$(4,402,373)	$(871,906)
Issuance of common shares	2,746	3	—	—	11,395	—	11,398
Equity-based compensation	—	—	—	—	(9,561)	—	(9,561)
Restricted shares issued, net of cancellations	28	—	—	—	—	—	—
Net income	—	—	—	—	—	128,943	128,943
Balance at June 30, 2017	21,690	$22	(40)	$(7,632)	$3,539,914	$(4,273,430)	$(741,126)

Balance at December 31, 2017	21,670	$22	(40)	$(7,632)	$3,539,422	$(4,378,011)	$(846,199)
Equity-based compensation	—	—	—	—	1,205	—	1,205
Restricted shares issued, net of cancellations	(35)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(203,305)	(203,305)
Balance at June 30, 2018	21,635	$22	(40)	$(7,632)	$3,540,627	$(4,581,316)	$(1,048,299)

See accompanying notes.

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Organization and basis of presentation

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “EXCO,” “EXCO Resources,” the “Company,” “we,” “our,” and “us” are to EXCO Resources, Inc. and its consolidated subsidiaries.

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

The accompanying Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2018 and 2017 are for EXCO and its subsidiaries. The unaudited Condensed Consolidated Financial Statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain reclassifications have been made to prior period information to conform to current period presentation.

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and in the opinion of management, such financial statements reflect all adjustments necessary to fairly present the consolidated financial position of EXCO as of June 30, 2018 and its results of operations and cash flows for the periods presented. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes included in EXCO’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2018 (“2017 Form 10-K”).

In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures. The results of operations for the interim periods are not necessarily indicative of the results we expect for the full year.

Chapter 11 Cases and Going Concern Assessment

On January 15, 2018 (“Petition Date”), the Company and certain of its subsidiaries, including EXCO Services, Inc., EXCO Partners GP, LLC, EXCO GP Partners OLP, LP, EXCO Partners OLP GP, LLC, EXCO Operating Company, LP, EXCO Midcontinent MLP, LLC, EXCO Holding (PA), Inc., EXCO Production Company (PA), LLC, EXCO Resources (XA), LLC, EXCO Production Company (WV), LLC, EXCO Land Company, LLC, EXCO Holding MLP, Inc., Raider Marketing, LP and Raider Marketing GP, LLC (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Court”). The Chapter 11 Cases are being jointly administered under the caption In Re EXCO Resources, Inc., Case No. 18-30155 (MI) (“Chapter 11 Cases”). The Court granted all of the first day motions filed by the Debtors that were designed primarily to minimize the impact of the Chapter 11 proceedings on their operations, customers and employees. The Debtors continue to operate their businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. The Debtors expect to continue operations without interruption during the pendency of the Chapter 11 proceedings.

For the duration of the Chapter 11 proceedings, our operations and ability to develop and execute our business plan are subject to risks and uncertainties associated with Chapter 11 proceedings. As a result of these risks and uncertainties, our assets, liabilities, shareholders’ equity, officers and/or directors could be significantly different following the conclusion of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in this quarterly report on Form 10-Q may not accurately reflect our operations, properties and capital plans following the conclusion of the Chapter 11 Cases.

The Debtors have not reached an agreement with their creditors for a plan of reorganization and continue to engage in discussions regarding the terms of a financial restructuring plan. In conjunction with this process, we will explore potential strategic alternatives to maximize value for the benefit of our stakeholders, which may include a sale of certain or substantially all of our assets under Section 363 of the Bankruptcy Code, a plan of reorganization to equitize certain indebtedness as an alternative to the sale process, or a combination thereof.

Therefore, the outcome of the Chapter 11 process is subject to a high degree of uncertainty and is dependent upon factors outside of our control, including actions of the Court and creditors. The significant risks and uncertainties related to our liquidity and the Chapter 11 proceedings raise substantial doubt about our ability to continue as a going concern. We define liquidity as cash and restricted cash plus the unused borrowing base under the debtor-in-possession credit agreement (“Liquidity”). These Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. The accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities.
Chapter 11 filing impact on creditors and shareholders

We have filed schedules and statements with the Court setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims, which was set by the Court as April 15, 2018 (“Bar Date”). The deadline for governmental units to file proofs of claim was set by the Court as September 4, 2018. Differences between amounts scheduled by the Debtors and claims by creditors are being investigated and will be reconciled and resolved to within an immaterial amount in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently asserted.

Under the priority requirements established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities to creditors and post-petition liabilities must be satisfied in full before the holders of our existing common shares are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery for creditors, if any, will not be determined until confirmation and implementation of a plan of reorganization. The outcome of the Chapter 11 Cases remains uncertain at this time and, as a result, we cannot accurately estimate the amounts or value of distributions that creditors may receive. We believe it is highly likely that our existing common shares will be canceled at the conclusion of our Chapter 11 Cases and the holders of our existing common shares will be entitled to a nominal recovery, if any.

Automatic stay

Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial and administrative actions against the Debtors as well as efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. As a result, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are stayed.
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

These debt instruments provide that as a result of the commencement of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments are automatically stayed as a result of the commencement of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. As a result of the Chapter 11 proceedings, the Court may limit post-petition interest on debt that may be under-secured or unsecured.

On January 22, 2018, we closed a debtor-in-possession credit agreement (“DIP Credit Agreement”) with lenders including affiliates of Fairfax Financial Holdings Limited (“Fairfax”), Bluescape Resources Company LLC (“Bluescape”) and JPMorgan Chase Bank, N.A. (collectively the “DIP Lenders”). The DIP Credit Agreement includes a senior secured debtor-in-possession revolving credit facility in an aggregate principal amount of $125.0 million (“Revolver A Facility”) and a senior secured debtor-in-possession revolving credit facility in an aggregate principal amount of $125.0 million (“Revolver B Facility”, and together with the Revolver A Facility, the “DIP Facilities”). Proceeds from the DIP Facilities were used to repay all obligations outstanding under the EXCO Resources Credit Agreement and will provide additional liquidity to fund our operations during the Chapter 11 process. As of June 30, 2018, we had $156.4 million in outstanding indebtedness and $81.6 million of available borrowing capacity under the DIP Facilities. See further discussion of the DIP Credit Agreement in “Note 8. Debt”. On February 22, 2018, the Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement and the 1.5 Lien Notes.

Restrictions on trading of our equity securities to protect our use of net operating losses

The Court has entered a final order pursuant to Sections 362(a)(3) and 541 of the Bankruptcy Code enabling the Company and the Filing Subsidiaries to avoid limitations on the use of our income tax net operating loss carryforwards (“NOLs”) and certain other tax attributes by imposing certain notice procedures and transfer restrictions on the trading of our equity securities. In general, the order applies to any person that, directly or indirectly, beneficially owns (or would beneficially own as a result of a proposed transfer) at least 4.5% of our outstanding common shares (“Substantial Shareholder”), and requires that each Substantial Shareholder file with the Court and serve us with notice of such status. Under the order, prior to any proposed acquisition or disposition of equity securities that would result in an increase or decrease in the amount of our equity securities owned by a Substantial Shareholder, or that would result in a person or entity becoming a Substantial Shareholder, such person or entity is required to file with the Court and notify us of such acquisition or disposition. We have the right to seek an injunction from the Court to prevent certain acquisitions or sales of our common shares if the acquisition or sale would pose a material risk of adversely affecting our ability to utilize such tax attributes.

Executory contracts

Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Court and fulfillment of certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a breach as of the Petition Date of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but may give rise to a general unsecured claim against the Debtors for damages caused by such rejection. The assumption of an executory contract or unexpired lease generally requires the Debtors to cure existing monetary or other defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Any description of the treatment of an executory contract or unexpired lease with the Company or any of the Filing Subsidiaries, including any description of the obligations under any such executory contract or unexpired lease, is qualified by and subject to any rights they have with respect to executory contracts and unexpired leases under the Bankruptcy Code.

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

On March 1, 2018, the Debtors filed a motion to reject an agreement to deliver an aggregate minimum volume commitment of natural gas production in East Texas and North Louisiana to certain gathering systems owned by Azure Midstream Energy, LLC and TGG Pipeline, Ltd. (collectively, “Azure”) through November 30, 2018.  The motion was abated on May, 8, 2018 and on May 16, 2018, EXCO Operating Company, LP and Raider Marketing, LP commenced an adversary proceeding under Adv. Proc. No. 18-03096.  The Debtors initiated this adversary proceeding against Azure to establish that the minimum volume commitment agreement is severable from the base gathering agreement between the parties.  The Debtors and the contract counterparties each filed various dispositive motions that were heard by the Court on August 9, 2018. The Court is anticipated to issue a ruling during the third quarter of 2018.
Accounting during bankruptcy

We have applied Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”), in the preparation of these Condensed Consolidated Financial Statements. For periods subsequent to the Chapter 11 filings, ASC 852 requires the financial statements to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred during the bankruptcy proceedings, including losses related to executory contracts that have been approved for rejection by the Court, and adjustments to the carrying value of certain indebtedness are recorded as “Reorganization items, net” on the Condensed Consolidated Statement of Operations. In addition, pre-petition obligations that may be impacted by the Chapter 11 process have been classified on the Condensed Consolidated Balance Sheet as of June 30, 2018 as “Liabilities subject to compromise.”

Liabilities subject to compromise

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2018 includes amounts classified as liabilities subject to compromise, which represent liabilities that are anticipated to be allowed as claims in the Chapter 11 Cases. These amounts represent our current estimate of known or potential obligations to be resolved in connection with the Chapter 11 proceedings, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.

Liabilities subject to compromise include amounts related to the rejection of various executory contracts. Additional amounts may be included in liabilities subject to compromise in future periods if additional executory contracts or unexpired leases are rejected. Conversely, to the extent that executory contracts or unexpired leases are not rejected and are instead assumed, liabilities associated therewith would constitute post-petition liabilities which will be satisfied in full under a plan of reorganization. The nature of certain potential claims arising under the Debtors’ executory contracts and unexpired leases has not been determined at this time, and therefore, such claims are not reasonably estimable at this time and may be material.

The following table summarizes the components of liabilities subject to compromise included on the Condensed Consolidated Balance Sheet as of June 30, 2018:

(in thousands)	June 30, 2018
Current maturities of long-term debt	$927,917
Accrued interest payable	34,281
Accounts payable, accrued expenses and other liabilities	112,794
Liabilities related to rejected executory contracts	415,951
Liabilities subject to compromise	$1,490,943

As of June 30, 2018, the principal and accrued interest associated with the DIP Credit Agreement and 1.5 Lien Notes were not classified as liabilities subject to compromise as a result of the adequate protection approved by the Court and our current estimates of the recoverability of claims related to these instruments.

Reorganization items, net

We have incurred significant expenses associated with the Chapter 11 process, primarily (i) the acceleration of deferred financing costs, debt discounts and deferred reductions in carrying value associated with debt instruments previously accounted for as a troubled debt restructuring pursuant to ASC 470-60, Troubled Debt Restructuring by Debtors, (ii) adjustments for estimated allowable claims related to executory contracts approved for rejection by the Court, and (iii) legal and professional fees incurred subsequent to the Petition Date related to the restructuring process. These costs, which are being expensed as incurred, significantly impact our results of operations. The following table summarizes the components included in “Reorganization items, net” in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018:

(in thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Legal and professional fees	$16,355	$29,582
Deferred financing costs, debt discounts and deferred reductions in carrying value	33	30,509
Rejection of executory contracts	—	309,197
Reorganization items, net	$16,388	$369,288

Interest expense

We have discontinued recording interest on debt instruments classified as liabilities subject to compromise as of the Petition Date. The contractual interest on liabilities subject to compromise not reflected in the Condensed Consolidated Statement of Operations was approximately $48.8 million, representing interest expense from the Petition Date through June 30, 2018. The cash interest rate of 12.5% was utilized in the determination of contractual interest expense that would have been incurred under the 1.75 Lien Term Loans for the period subsequent to the Petition Date.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). The amendments in this update require that a statement of cash flows explain the change during the period in total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. We adopted ASU 2016-18 in the first quarter of 2018 utilizing retrospective application. The adoption resulted in an increase in reported investing cash flows of $10.7 million for the six months ended June 30, 2017 with a corresponding adjustment to the reported end of period cash balances.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods or services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except in certain circumstances. ASU 2018-07 clarifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be consumed in a grantor’s operations unless the transaction effectively provides financing to the grantor or are awarded under a contract accounted for under Topic 606 (as defined below). ASU 2018-07 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The amendments require that adjustments required upon application of the update be made through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We have historically awarded share-based compensation to nonemployees; however, we do not currently have any outstanding share-based awards to nonemployees. Therefore, we do not believe the adoption of ASU 2018-07 will have an impact on our consolidated financial condition and results of operations unless share-based payments are issued to nonemployees in the future.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (“ASU 2018-09”). The amendments in this update include changes to clarify and make other incremental improvements to GAAP under the FASB’s perpetual project to address suggestions from stakeholders. The amendments in this update affect a wide variety of topics and apply to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance is based on the facts and circumstances of each amendment. A number of the amendments do not require transition guidance and are effective as of the issuance of the update while many of the updates that have transition guidance are effective for annual periods beginning after December 15, 2018. For amendments relating to issued but not effective guidance, the effective date of these amendments follows that of the originally issued update. We are currently assessing the potential impact of the many amendments within ASU 2018-09 and are currently unable to quantify the impact, if any, the standard will have on our consolidated financial condition and results of operations.

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

Revenue recognition under ASC 606

We use the sales method of accounting for oil and natural gas revenues. We record sales revenue based on an estimate of the volumes delivered at estimated prices as determined by the applicable sales agreement. We estimate our sales volumes primarily on company-measured volume readings. We then adjust our oil and natural gas sales in subsequent periods based on the data received from our purchasers that reflects actual volumes and prices received. Historically, these differences have been immaterial. Natural gas imbalances at June 30, 2018 and December 31, 2017 were not significant.

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

Prior-period performance obligations

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil and natural gas sales may not be received for 30 to 90 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. We have internal controls for our revenue estimation process and related accruals, and any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the three and six months ended June 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

Other assets - The fair value allocated to other assets was $18.1 million, which is primarily comprised of natural gas gathering assets held by Appalachia Midstream. The fair value of the natural gas gathering assets was determined based on transaction multiples of peer companies and a discounted cash flow model from our internally generated oil and natural gas reserves for the related properties.

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

Pro forma results of operations - The following table reflects the unaudited pro forma results of operations if the Appalachia JV Settlement had occurred on January 1, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except for per share data)	2018	2017	2018	2017
Oil and natural gas revenues	$98,130	$77,525	$192,673	$161,082
Net income (loss)	7,744	122,683	(202,045)	132,842
Basic earnings (loss) per share	$0.36	$6.23	$(9.29)	$6.91
Diluted earnings (loss) per share	$0.36	$6.17	$(9.29)	$6.85

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

4.Asset retirement obligations

The following is a reconciliation of our asset retirement obligations for the six months ended June 30, 2018:

(in thousands)
Asset retirement obligations at beginning of period	$12,017
Activity during the period:
Liabilities incurred during the period	—
Revisions in estimated assumptions	(1)
Liabilities settled during the period	(47)
Adjustment to liability due to acquisitions (1)	2,319
Adjustment to liability due to divestitures	(7)
Accretion of discount	507
Asset retirement obligations at end of period	14,788
Less current portion	600
Long-term portion	$14,188

(1)
The increase in our asset retirement obligations during the six months ended June 30, 2018 is primarily due to additional interests in oil and natural gas properties acquired as part of the Appalachia JV Settlement.

Our asset retirement obligations are determined using discounted cash flow methodologies based on inputs and assumptions developed by management. We do not have any assets that are legally restricted for purposes of settling asset retirement obligations.

5.Oil and natural gas properties

We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs of oil and natural gas properties. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties (collectively, the “full cost pool”). We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment or the need to transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. The majority of our undeveloped properties are held-by-production, which reduces the risk of impairment as a result of lease expirations. There were no impairments of unproved properties during the three and six months ended June 30, 2018 and 2017.

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

	Average spot prices
	Oil (per Bbl)	Natural gas (per Mmbtu)
June 30, 2018	$57.68	$2.92
March 31, 2018	53.49	3.00
December 31, 2017	51.34	2.98

We did not recognize an impairment to our proved oil and natural gas properties for the three and six months ended June 30, 2018 and 2017. The possibility and amount of any future impairments is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves, future capital expenditures and operating costs.

As of June 30, 2018, our proved undeveloped reserves were limited to certain wells expected to be completed during 2018. Our recognition of proved undeveloped reserves continues to be affected by the uncertainty regarding our availability of capital required to develop these reserves. A significant amount of our proved undeveloped reserves that were previously reclassified to unproved remain economic at current prices, and we may report proved undeveloped reserves in the future if we determine we have the financial capability to execute a development plan.

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

6.Earnings (loss) per share

The following table presents the basic and diluted earnings (loss) per share computations, adjusted to give effect to our reverse share split on June 12, 2017, for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Basic net income (loss) per common share:
Net income (loss)	$7,744	$120,750	$(203,305)	$128,943
Weighted average common shares outstanding	21,615	19,702	21,758	19,217
Net income (loss) per basic common share	$0.36	$6.13	$(9.34)	$6.71
Diluted net income (loss) per common share:
Net income (loss)	$7,744	$120,750	$(203,305)	$128,943
Weighted average common shares outstanding	21,615	19,702	21,758	19,217
Dilutive effect of:
Restricted shares and restricted share units	—	184	—	176
Weighted average common shares and common share equivalents outstanding	21,615	19,886	21,758	19,393
Net income (loss) per diluted common share	$0.36	$6.07	$(9.34)	$6.65

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. In addition, warrants representing the right to purchase our common shares at an exercise price of $0.01 are included in our weighted average common shares outstanding and used in the computation of our basic net income (loss) per common share.

Diluted net income (loss) per common share for the three and six months ended June 30, 2018 and 2017 is computed in the same manner as basic net income (loss) per share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which include stock options, restricted share units, restricted share awards, warrants representing the right to purchase our common shares at an exercise price of $13.95, and for the three and six months ended June 30, 2017, warrants issued to Energy Strategic Advisory Services LLC (“ESAS”), whether exercisable or not. The computation of diluted net income (loss) per share excluded 10,832,383 and 7,647,365 antidilutive share equivalents for the three months ended June 30, 2018 and 2017, respectively, and 11,731,347 and 4,026,159 antidilutive common share equivalents for the six months ended June 30, 2018 and 2017, respectively. The antidilutive common share equivalents for the three and six months ended June 30, 2018 primarily related to the warrants representing the right to purchase our common shares at an exercise price of $13.95. The antidilutive common share equivalents for the three and six months ended June 30, 2017 primarily related to warrants issued to ESAS. On November 9, 2017, the ESAS Warrants were forfeited as a result of suspension of the services and investment agreement with ESAS.

7.Derivative financial instruments

Our derivative financial instruments are comprised of commodity derivatives and common share warrants.

The table below presents the effect of derivative financial instruments on our Condensed Consolidated Balance Sheets:

(in thousands)		June 30, 2018	December 31, 2017
Current assets	Derivative financial instruments - commodity derivatives	$—	$1,150
Liabilities subject to compromise	Derivative financial instruments - common share warrants	(235)	—
Long-term liabilities	Derivative financial instruments - common share warrants	—	(1,950)

The table below presents the effect of derivative financial instruments on our Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Gain (loss) on derivative financial instruments - commodity derivatives	$—	$6,541	$(615)	$22,074
Gain on derivative financial instruments - common share warrants	1,532	122,295	1,715	128,299
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

At December 31, 2017, we had outstanding swap contracts covering 3,650 Bbtu of natural gas at a weighted average strike price of $3.15 per Mmbtu. In January 2018, the counterparty to our remaining open swap contracts early terminated the outstanding contracts effective January 31, 2018.  We received proceeds of $0.5 million for the settlement of these contracts in February 2018. As of June 30, 2018, we did not have any outstanding commodity derivative financial instruments.

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

We record the 2017 Warrants as non-current liabilities at fair value, with the increase or decrease in fair value being recognized in earnings. The 2017 Warrants will be measured at fair value on a recurring basis until the date of exercise or the date of expiration. As a result of the change in the fair value of the 2017 Warrants, we recorded gains of $1.5 million and $122.3 million during the three months ended June 30, 2018 and 2017, respectively, and $1.7 million and $128.3 million during the six months ended June 30, 2018 and 2017, respectively, on the revaluation of the warrants, in “Gain on derivative financial instruments - common share warrants” on the Condensed Consolidated Statements of Operations. The gains were primarily due to a decrease in EXCO’s share price and the cancellation of warrants by affiliates of Fairfax.

8.Debt

The carrying value of our total debt is summarized as follows:

(in thousands)	June 30, 2018	December 31, 2017
DIP Credit Agreement	$156,406	$—
EXCO Resources Credit Agreement	—	126,401
1.5 Lien Notes, net of unamortized discount	316,958	176,560
1.75 Lien Term Loans, net of unamortized discount	708,926	845,763
Second Lien Term Loans	17,246	23,543
2018 Notes, net of unamortized discount	131,576	131,345
2022 Notes	70,169	70,169
Deferred financing costs, net	—	(11,281)
Total debt, net	1,401,281	1,362,500
Less amounts included in liabilities subject to compromise	927,917	—
Current maturities of long-term debt	$473,364	$1,362,500

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

As of the Petition Date, we adjusted the carrying value of our indebtedness to the estimated amount that will be allowed as claims in the Chapter 11 Cases. These amounts represent our current estimate and may materially differ from actual future settlement amounts paid. This resulted in expenses of $24.4 million for the acceleration of (i) deferred financing costs, (ii) debt discounts, and (iii) deferred reductions in carrying value associated with debt instruments previously accounted for as a troubled debt restructuring pursuant to ASC 470-60, which was classified as “Reorganization items, net” in our Condensed Consolidated Statement of Operations for the six months ended June 30, 2018. As discussed below, the proceeds from the DIP Facilities were used to repay all obligations under the EXCO Resources Credit Agreement and the EXCO Resources Credit Agreement was terminated. The financing costs of $6.1 million that were directly attributable to the DIP Credit Agreement were expensed as “Reorganization items, net” in our Condensed Consolidated Statement of Operations for the six months ended June 30, 2018.

On February 22, 2018, the Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement and the 1.5 Lien Notes. We accrued interest on 1.75 Lien Term Loans, Second Lien Term Loans, 2018 Notes and 2022 Notes through the Petition Date with no interest accrued subsequent to the filings. The 1.75 Lien Term Loans, Second Lien Term Loans, 2018 Notes and 2022 Notes have been reclassified as “Liabilities subject to compromise” on the Condensed Consolidated Balance Sheet as of June 30, 2018. As of June 30, 2018, the carrying value for each of our debt instruments approximates the principal amount. As of June 30, 2018, the principal and accrued interest associated with the DIP Credit Agreement and 1.5 Lien Notes were not classified as liabilities subject to compromise as a result of the adequate protection approved by the Court and our current estimate of the recoverability of claims related to these debt instruments.
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

On February 22, 2018, the Court entered into a final order authorizing entry into the DIP Credit Agreement on a final basis. The entry into the final order resulted in the termination of the EXCO Resources Credit Agreement. As of June 30, 2018, we had $156.4 million in outstanding indebtedness and $12.0 million of letters of credit outstanding under the DIP Facilities. Our available borrowing capacity under the DIP Facilities was $81.6 million as of June 30, 2018.

All amounts outstanding under the DIP Facilities bear interest at an adjusted LIBOR plus 4.00% per annum. During the continuance of an event of default under the DIP Facilities, the outstanding amounts bear interest at an additional 2.00% per annum above the interest rate otherwise applicable.

The DIP Facilities will mature on the earliest of (a) 12 months from the initial borrowings on January 22, 2018, (b) the effective date of a plan of reorganization in the Chapter 11 Cases, or (c) the date of termination of all revolving commitments and/or the acceleration of the obligations under the DIP Facilities following an event of default. The DIP Credit Agreement provided us with an option to extend the maturity of the DIP Facilities to the date that is 18 months from the initial borrowing date if certain conditions are met. These conditions included a requirement to file a plan of reorganization with the Court no later than July 1, 2018. We did not file a plan of reorganization with the Court prior to July 1, 2018; therefore, an extension of the DIP Facilities beyond the original maturity date would require a waiver or consent from the DIP Lenders. Borrowings under the DIP Credit Agreement are subject to an initial borrowing base of $250.0 million. The initial borrowing base redetermination will occur on or about January 1, 2019. Thereafter, the borrowing base will be subject to adjustment semi-annually, on April 1 and October 1 of each year based upon the value of our oil and gas reserves. The DIP Lenders have considerable discretion in setting our borrowing base as part of the redetermination process. However, we may elect to redetermine the borrowing base to an amount equal to two-thirds of the net present value, discounted at nine percent, of our proved developed reserves.

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

As of June 30, 2018, we were in compliance with all of the covenants under the DIP Credit Agreement. The DIP Credit Agreement contains events of default, including: (i) conversion of the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code and (ii) appointment of a trustee, examiner or receiver in the Chapter 11 Cases. The DIP Facilities contained an event of default if we failed to pursue a Court hearing no later than July 1, 2018 to consider the sale of all or substantially all of our assets; however, the final order entered by the Court deemed this requirement to be no longer in force and effect.

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

During the six months ended June 30, 2018 and 2017 there were no changes in the fair value level classifications.
Fair value of derivative financial instruments

The following table presents a summary of the estimated fair value of our derivative financial instruments as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative financial instruments - common share warrants	$—	$235	$—	$235
	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments - commodity derivatives	$—	$1,150	$—	$1,150
Liabilities:
Derivative financial instruments - common share warrants	—	1,950	—	1,950
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

	As of June 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
1.5 Lien Notes	$—	$—	$224,447	$224,447
1.75 Lien Term Loans	—	—	317,244	317,244
Second Lien Term Loans	—	—	7,718	7,718
2018 Notes	21,751	—	—	21,751
2022 Notes	12,250	—	—	12,250
	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
1.5 Lien Notes	$—	$—	$232,276	$232,276
1.75 Lien Term Loans	—	—	372,186	372,186
Second Lien Term Loans	—	—	9,054	9,054
2018 Notes	4,658	—	—	4,658
2022 Notes	2,586	—	—	2,586

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

We have accumulated financial net deferred tax assets primarily due to losses arising from impairments to the carrying value of our oil and natural gas properties that are subject to valuation allowances. Our valuation allowances increased $40.1 million for the six months ended June 30, 2018. As a result of cumulative financial operating losses, we have recognized net valuation allowances of approximately $883.6 million that have fully offset our net deferred tax assets as of June 30, 2018. The valuation allowances will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized. The valuation allowances do not impact future utilization of the underlying tax attributes.

The utilization of our NOLs to offset taxable income in future periods may be limited if we undergo an ownership change pursuant to the criteria in Section 382 of the Internal Revenue Code. Generally, an ownership change occurs for Section 382 purposes when the percentage of stock held by one or more five-percent shareholders increases by more than 50 percentage points over the lowest stock ownership held by such shareholders on any testing date within a three-year period. See further discussion of restrictions imposed by the Court on the trading of our equity securities to protect our use of NOLs in “Note 1. Organization and basis of presentation”. The Internal Revenue Code permits the exclusion of cancellation of debt income from taxable income if the discharge occurs during a Chapter 11 case. If this occurs, the amount of cancellation of debt income would reduce a company’s tax attributes unless it is offset by NOLs. The NOLs that are available to offset cancellation of debt income in a Chapter 11 case are not limited by Section 382 of the Internal Revenue Code. As of June 30, 2018, we had estimated NOLs of $2.2 billion.

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

As of December 31, 2017, we recognized a deferred tax liability of $4.5 million for tax-deductible goodwill. The deferred tax liability related to goodwill was considered to have an indefinite life based on the nature of the underlying asset and could not be offset under GAAP with a deferred tax asset with a definite life, such as NOLs. As a result of the Tax Act, deferred tax assets resulting from NOLs generated in taxable years subsequent to December 31, 2017 are considered to have an indefinite life. Therefore, we recognized an income tax benefit of $4.5 million during the six months ended June 30, 2018 because we expect to be able to utilize deferred tax assets related to NOLs to offset the deferred tax liability related to goodwill.

11.Condensed consolidating financial statements

As of June 30, 2018, the majority of EXCO’s subsidiaries were guarantors under the DIP Credit Agreement, the indenture governing the 1.5 Lien Notes, the credit agreements governing the 1.75 Lien Term Loans and Second Lien Term Loans and the indentures governing the 2018 Notes and 2022 Notes. All of our unrestricted subsidiaries under the 1.5 Lien Notes, 1.75 Lien Term Loans and the indentures governing the 2018 Notes and 2022 Notes are considered non-guarantor subsidiaries.

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

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of June 30, 2018

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$52,501	$(16,482)	$18,976	$—	$54,995
Restricted cash	915	10,069	—	—	10,984
Other current assets	10,150	115,430	5,916	—	131,496
Total current assets	63,566	109,017	24,892	—	197,475
Equity investments	—	—	4,736	—	4,736
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	115,707	33,542	—	149,249
Proved developed and undeveloped oil and natural gas properties	334,666	2,873,719	72,719	—	3,281,104
Accumulated depletion	(330,776)	(2,458,662)	(2,480)	—	(2,791,918)
Oil and natural gas properties, net	3,890	530,764	103,781	—	638,435
Other property and equipment, net and other non-current assets	984	20,188	17,761	—	38,933
Investments in and (advances to) affiliates, net	334,865	—	—	(334,865)	—
Goodwill	13,293	149,862	—	—	163,155
Total assets	$416,598	$809,831	$151,170	$(334,865)	$1,042,734
Liabilities and shareholders’ equity
Current maturities of long-term debt	$473,364	$—	$—	$—	$473,364
Other current liabilities	27,515	68,606	4,478	—	100,599
Other long-term liabilities	—	14,411	11,716	—	26,127
Liabilities subject to compromise	964,018	526,925	—	—	1,490,943
Payable to parent	—	2,462,964	1,499	(2,464,463)	—
Total shareholders’ equity	(1,048,299)	(2,263,075)	133,477	2,129,598	(1,048,299)
Total liabilities and shareholders’ equity	$416,598	$809,831	$151,170	$(334,865)	$1,042,734

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$49,170	$(9,573)	$—	$—	$39,597
Restricted cash	—	15,271	—	—	15,271
Other current assets	22,697	90,265	—	—	112,962
Total current assets	71,867	95,963	—	—	167,830
Equity investments	—	—	14,181	—	14,181
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	118,652	—	—	118,652
Proved developed and undeveloped oil and natural gas properties	333,719	2,773,847	—	—	3,107,566
Accumulated depletion	(330,777)	(2,421,534)	—	—	(2,752,311)
Oil and natural gas properties, net	2,942	470,965	—	—	473,907
Other property and equipment, net and other non-current assets	892	20,382	—	—	21,274
Investments in and (advances to) affiliates, net	466,055	—	—	(466,055)	—
Goodwill	13,293	149,862	—	—	163,155
Total assets	$555,049	$737,172	$14,181	$(466,055)	$840,347
Liabilities and shareholders’ equity
Current maturities of long-term debt	$1,362,500	$—	$—	$—	$1,362,500
Other current liabilities	32,280	272,190	—	—	304,470
Derivative financial instruments - common share warrants	1,950	—	—	—	1,950
Other long-term liabilities	4,518	13,108	—	—	17,626
Payable to parent	—	2,447,586	—	(2,447,586)	—
Total shareholders’ equity	(846,199)	(1,995,712)	14,181	1,981,531	(846,199)
Total liabilities and shareholders’ equity	$555,049	$737,172	$14,181	$(466,055)	$840,347

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the Three Months Ended June 30, 2018

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$87,752	$5,024	$—	$92,776
Purchased natural gas and marketing	—	5,213	141	—	5,354
Total revenues	—	92,965	5,165	—	98,130
Costs and expenses:
Oil and natural gas production	—	14,071	884	—	14,955
Gathering and transportation	—	20,255	1,055	—	21,310
Purchased natural gas	—	3,743	—	—	3,743
Depletion, depreciation and amortization	77	19,858	2,065	—	22,000
Accretion of liabilities	—	230	331	—	561
General and administrative	(9,543)	14,511	1,335	—	6,303
Other operating items	(1)	(1,042)	(98)	—	(1,141)
Total costs and expenses	(9,467)	71,626	5,572	—	67,731
Operating income (loss)	9,467	21,339	(407)	—	30,399
Other income (expense):
Interest expense, net	(7,815)	—	—	—	(7,815)
Gain on derivative financial instruments - common share warrants	1,532	—	—	—	1,532
Other income	4	10	2	—	16
Equity income (loss)	—	(179)	179	—	—
Reorganization items, net	(16,388)	—	—	—	(16,388)
Net income from consolidated subsidiaries	20,944	—	—	(20,944)	—
Total other income (expense)	(1,723)	(169)	181	(20,944)	(22,655)
Income (loss) before income taxes	7,744	21,170	(226)	(20,944)	7,744
Income tax expense	—	—	—	—	—
Net income (loss)	$7,744	$21,170	$(226)	$(20,944)	$7,744

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the Three Months Ended June 30, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$64,487	$—	$—	$64,487
Purchased natural gas and marketing	—	6,528	—	—	6,528
Total revenues	—	71,015	—	—	71,015
Costs and expenses:
Oil and natural gas production	—	11,630	—	—	11,630
Gathering and transportation	—	27,087	—	—	27,087
Purchased natural gas	—	6,353	—	—	6,353
Depletion, depreciation and amortization	75	11,547	—	—	11,622
Accretion of liabilities	—	215	—	—	215
General and administrative	(16,460)	15,066	—	—	(1,394)
Other operating items	179	107	—	—	286
Total costs and expenses	(16,206)	72,005	—	—	55,799
Operating income (loss)	16,206	(990)	—	—	15,216
Other income (expense):
Interest expense, net	(22,478)	(2)	—	—	(22,480)
Gain on derivative financial instruments - commodity derivatives	6,541	—	—	—	6,541
Gain on derivative financial instruments - common share warrants	122,295	—	—	—	122,295
Loss on restructuring of debt	(108)	—	—	—	(108)
Other expense	—	(25)	—	—	(25)
Equity income	—	—	338	—	338
Net loss from consolidated subsidiaries	(679)	—	—	679	—
Total other income (expense)	105,571	(27)	338	679	106,561
Income (loss) before income taxes	121,777	(1,017)	338	679	121,777
Income tax expense	1,027	—	—	—	1,027
Net income (loss)	$120,750	$(1,017)	$338	$679	$120,750

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the Six Months Ended June 30, 2018

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$171,048	$6,874	$—	$177,922
Purchased natural gas and marketing	—	10,531	141	—	10,672
Total revenues	—	181,579	7,015	—	188,594
Costs and expenses:
Oil and natural gas production	—	25,518	1,341	—	26,859
Gathering and transportation	—	39,906	1,380	—	41,286
Purchased natural gas	—	7,858	—	—	7,858
Depletion, depreciation and amortization	157	37,321	2,728	—	40,206
Accretion of liabilities	—	459	444	—	903
General and administrative	(16,323)	29,383	1,770	—	14,830
Gain on Appalachia JV Settlement	—	—	(119,477)	—	(119,477)
Other operating items	(35)	8,758	(9,730)	—	(1,007)
Total costs and expenses	(16,201)	149,203	(121,544)	—	11,458
Operating income	16,201	32,376	128,559	—	177,136
Other income (expense):
Interest expense, net	(16,988)	—	—	—	(16,988)
Loss on derivative financial instruments - commodity derivatives	(615)	—	—	—	(615)
Gain on derivative financial instruments - common share warrants	1,715	—	—	—	1,715
Other income	21	15	2	—	38
Equity income	—	—	179	—	179
Reorganization items, net	(60,091)	(309,197)	—	—	(369,288)
Net loss from consolidated subsidiaries	(148,066)	—	—	148,066	—
Total other income (expense)	(224,024)	(309,182)	181	148,066	(384,959)
Income (loss) before income taxes	(207,823)	(276,806)	128,740	148,066	(207,823)
Income tax benefit	(4,518)	—	—	—	(4,518)
Net income (loss)	$(203,305)	$(276,806)	$128,740	$148,066	$(203,305)

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the Six Months Ended June 30, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$133,843	$—	$—	$133,843
Purchased natural gas and marketing	—	13,701	—	—	13,701
Total revenues	—	147,544	—	—	147,544
Costs and expenses:
Oil and natural gas production	—	23,563	—	—	23,563
Gathering and transportation	—	54,440	—	—	54,440
Purchased natural gas	—	12,805	—	—	12,805
Depletion, depreciation and amortization	136	22,994	—	—	23,130
Accretion of liabilities	—	427	—	—	427
General and administrative	(27,127)	30,148	—	—	3,021
Other operating items	577	778	—	—	1,355
Total costs and expenses	(26,414)	145,155	—	—	118,741
Operating income	26,414	2,389	—	—	28,803
Other income (expense):
Interest expense, net	(42,430)	(2)	—	—	(42,432)
Gain on derivative financial instruments - commodity derivatives	22,074	—	—	—	22,074
Gain on derivative financial instruments - common share warrants	128,299	—	—	—	128,299
Loss on restructuring of debt	(6,380)	—	—	—	(6,380)
Other income (expense)	1	(22)	—	—	(21)
Equity income	—	—	655	—	655
Net income from consolidated subsidiaries	3,020	—	—	(3,020)	—
Total other income (expense)	104,584	(24)	655	(3,020)	102,195
Income before income taxes	130,998	2,365	655	(3,020)	130,998
Income tax expense	2,055	—	—	—	2,055
Net income	$128,943	$2,365	$655	$(3,020)	$128,943

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2018

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(1,898)	$68,917	$2,477	$—	$69,496
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(922)	(97,356)	15,000	—	(83,278)
Other	—	950	—	—	950
Advances/investments with affiliates	(16,877)	15,378	1,499	—	—
Net cash provided by (used in) investing activities	(17,799)	(81,028)	16,499	—	(82,328)
Financing Activities:
Borrowings under DIP Credit Agreement	156,406	—	—	—	156,406
Repayments under EXCO Resources Credit Agreement	(126,401)	—	—	—	(126,401)
Debt financing costs and other	(6,062)	—	—	—	(6,062)
Net cash provided by financing activities	23,943	—	—	—	23,943
Net increase (decrease) in cash, cash equivalents and restricted cash	4,246	(12,111)	18,976	—	11,111
Cash, cash equivalents and restricted cash at beginning of period	49,170	5,698	—	—	54,868
Cash, cash equivalents and restricted cash at end of period	$53,416	$(6,413)	$18,976	$—	$65,979

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(5,001)	$38,602	$—	$—	$33,601
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(727)	(48,214)	—	—	(48,941)
Proceeds from disposition of property and equipment	—	25	—	—	25
Net changes in amounts due to joint ventures	—	(7,553)	—	—	(7,553)
Advances/investments with affiliates	(34,067)	34,067	—	—	—
Net cash used in investing activities	(34,794)	(21,675)	—	—	(56,469)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	25,000	—	—	—	25,000
Repayments under EXCO Resources Credit Agreement	(253,592)	—	—	—	(253,592)
Proceeds received from issuance of 1.5 Lien Notes, net	295,530	—	—	—	295,530
Payments on Second Lien Term Loans	(11,057)	—	—	—	(11,057)
Debt financing costs and other	(21,976)	—	—	—	(21,976)
Net cash provided by financing activities	33,905	—	—	—	33,905
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,890)	16,927	—	—	11,037
Cash, cash equivalents and restricted cash at beginning of period	24,610	(4,392)	—	—	20,218
Cash, cash equivalents and restricted cash at end of period	$18,720	$12,535	$—	$—	$31,255

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
Recent developments

Chapter 11 Cases

On January 15, 2018 (“Petition Date”), the Company and certain of its subsidiaries, including EXCO Services, Inc., EXCO Partners GP, LLC, EXCO GP Partners OLP, LP, EXCO Partners OLP GP, LLC, EXCO Operating Company, LP, EXCO Midcontinent MLP, LLC, EXCO Holding (PA), Inc., EXCO Production Company (PA), LLC, EXCO Resources (XA), LLC, EXCO Production Company (WV), LLC, EXCO Land Company, LLC, EXCO Holding MLP, Inc., Raider Marketing, LP and Raider Marketing GP, LLC (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (“Court”). The Chapter 11 Cases are being jointly administered under the caption In Re EXCO Resources, Inc., Case No. 18-30155 (MI) (“Chapter 11 Cases”). The Court has granted all of the first day motions filed by the Debtors that were designed primarily to minimize the impact of the Chapter 11 proceedings on our operations, customers and employees. The Debtors continue to operate their businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. The Debtors expect to continue operations without interruption during the pendency of the Chapter 11 proceedings.

On January 22, 2018, we closed the DIP Credit Agreement with lenders including affiliates of Fairfax Financial Holdings Limited (“Fairfax”), Bluescape Resources Company LLC (“Bluescape”) and JPMorgan Chase Bank, N.A. (collectively the “DIP Lenders”), which includes an initial borrowing base of $250.0 million. Proceeds from the DIP Facilities were used to repay all obligations outstanding under the EXCO Resources Credit Agreement and will provide additional liquidity to fund our operations during the Chapter 11 process. The Debtors have not reached an agreement with their creditors for a plan of reorganization and continue to engage in discussions regarding the terms of a financial restructuring plan. In conjunction with this process, we will explore potential strategic alternatives to maximize value for the benefit of our stakeholders, which may include a sale of certain or substantially all of our assets under Section 363 of the Bankruptcy Code, a plan of reorganization to equitize certain indebtedness as an alternative to the sale process or a combination thereof.

For the duration of the Chapter 11 proceedings, our operations and ability to develop and execute our business plan are subject to risks and uncertainties associated with Chapter 11 proceedings. As a result of these risks and uncertainties, our assets, liabilities, shareholders’ equity, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties and capital plans included in this quarterly report on Form 10-Q may not accurately reflect our operations, properties and capital plans following the conclusion of the Chapter 11 Cases. See further discussion of the impact of the bankruptcy proceedings as part of “Note 1. Organization and basis of presentation” in the Notes to our Condensed Consolidated Financial Statements.

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

As of the Petition Date, we adjusted the carrying value of our indebtedness to the estimated amount that will be allowed as claims in the Chapter 11 Cases. These amounts represent our current estimate and may materially differ from actual future settlement amounts paid. As of June 30, 2018, the carrying value for each of our debt instruments approximates the principal amount. The corresponding expense associated with the adjustments was recorded as “Reorganization items, net” on our Condensed Consolidated Statement of Operations for the six months ended June 30, 2018.

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

Rejection of executory contracts

Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Court and fulfillment of certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a breach as of the Petition Date of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but may give rise to a general unsecured claim against the Company or the applicable Filing Subsidiaries for damages caused by such rejection. During March 2018, the Court approved the rejection of certain executory contracts related to the sale, marketing and transportation of natural gas in the North Louisiana region. Our estimate of allowable claims related to the executory contracts approved for rejection by the Court was recorded as “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet as of June 30, 2018 and the corresponding expense was recorded as “Reorganization items, net” in our Condensed Consolidated Statement of Operations for the six months ended June 30, 2018. We expect our realized natural gas price differentials and transportation expenses to improve in the future as a result of the rejection of these contracts.

On March 1, 2018, the Debtors filed a motion to reject an agreement to deliver an aggregate minimum volume commitment of natural gas production in East Texas and North Louisiana to certain gathering systems owned by Azure Midstream Energy, LLC and TGG Pipeline, Ltd. (collectively, “Azure”) through November 30, 2018.  The motion was abated on May, 8, 2018 and on May 16, 2018, EXCO Operating Company, LP and Raider Marketing, LP commenced an adversary proceeding under Adv. Proc. No. 18-03096.  The Debtors initiated this adversary proceeding against Azure to establish that the minimum volume commitment agreement is severable from the base gathering agreement between the parties.  The Debtors and the contract counterparties each filed various dispositive motions that were heard by the Court on August 9, 2018. The Court is anticipated to issue a ruling during the third quarter of 2018.

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

Accounting during bankruptcy

We have applied Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”), in the preparation of these Condensed Consolidated Financial Statements. For periods subsequent to the Chapter 11 filings, ASC 852 requires the financial statements to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred during the bankruptcy proceedings, including losses related to executory contracts that have been approved for rejection by the Court, and adjustments to the carrying value of certain indebtedness are recorded as “Reorganization items, net” on the Condensed Consolidated Statement of Operations. In addition, pre-petition obligations that may be impacted by the Chapter 11 process have been classified on the Condensed Consolidated Balance Sheet as of June 30, 2018 as “Liabilities subject to compromise.” See further discussion of the impact of the application of ASC 852 as part of “Note 1. Organization and basis of presentation” in the Notes to our Condensed Consolidated Financial Statements.

Our results of operations

A summary of key financial data for the three and six months ended June 30, 2018 and 2017 related to our results of operations is presented below:

	Three Months Ended June 30,		Quarter to quarter change	Six Months Ended June 30,		Period to period change
(dollars in thousands, except per unit prices)	2018	2017		2018	2017
Production:
Oil (Mbbls)	356	303	53	612	634	(22)
Natural gas (Mmcf)	27,468	19,063	8,405	51,310	38,786	12,524
Total production (Mmcfe) (1)	29,604	20,881	8,723	54,982	42,590	12,392
Average daily production (Mmcfe)	325	229	96	304	235	69
Revenues before commodity derivative financial instrument activities:
Oil	$24,314	$14,305	$10,009	$40,611	$30,497	$10,114
Natural gas	68,462	50,182	18,280	137,311	103,346	33,965
Total oil and natural gas revenues	92,776	64,487	28,289	177,922	133,843	44,079
Purchased natural gas and marketing	5,354	6,528	(1,174)	10,672	13,701	(3,029)
Total revenues	$98,130	$71,015	$27,115	$188,594	$147,544	$41,050
Commodity derivative financial instruments:
Gain (loss) on derivative financial instruments - commodity derivatives	$—	$6,541	$(6,541)	$(615)	$22,074	$(22,689)
Average sales price (before cash settlements of commodity derivative financial instruments):
Oil (per Bbl)	$68.30	$47.21	$21.09	$66.36	$48.10	$18.26
Natural gas (per Mcf)	2.49	2.63	(0.14)	2.68	2.66	0.02
Natural gas equivalent (per Mcfe)	3.13	3.09	0.04	3.24	3.14	0.10
Costs and expenses:
Oil and natural gas operating costs	$10,874	$8,215	$2,659	$18,782	$16,713	$2,069
Production and ad valorem taxes	4,081	3,415	666	8,077	6,850	1,227
Gathering and transportation	21,310	27,087	(5,777)	41,286	54,440	(13,154)
Purchased natural gas	3,743	6,353	(2,610)	7,858	12,805	(4,947)
Depletion	21,640	11,359	10,281	39,607	22,561	17,046
Depreciation and amortization	360	263	97	599	569	30
General and administrative (2)	6,303	(1,394)	7,697	14,830	3,021	11,809
Interest expense, net	7,815	22,480	(14,665)	16,988	42,432	(25,444)
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$0.37	$0.39	$(0.02)	$0.34	$0.39	$(0.05)
Production and ad valorem taxes	0.14	0.16	(0.02)	0.15	0.16	(0.01)
Gathering and transportation	0.72	1.30	(0.58)	0.75	1.28	(0.53)
Depletion	0.73	0.54	0.19	0.72	0.53	0.19
Depreciation and amortization	0.01	0.01	—	0.01	0.01	—
Net income (loss)	$7,744	$120,750	$(113,006)	$(203,305)	$128,943	$(332,248)

(1)	Mmcfe is calculated by converting one barrel of oil into six Mcf of natural gas.

(2)
Equity-based compensation included in general and administrative expense was expense of $0.5 million and income of $8.0 million for the three months ended June 30, 2018 and 2017, respectively, and expense of $0.9 million and income of $10.3 million for the six months ended June 30, 2018 and 2017, respectively.

The following is a discussion of our financial condition and results of operations for the three and six months ended June 30, 2018 and 2017. The comparability of our results of operations for the three and six months ended June 30, 2018 and 2017 was affected by:

•	changes in general and administrative expenses as a result of legal and professional fees incurred in connection with the restructuring process;

•	rejection of certain executory contracts as part of the Chapter 11 Cases related to the sale, marketing and transportation of natural gas in the North Louisiana region;

•	impact of the Chapter 11 Cases on our indebtedness, including the adjustments to the carrying value as well as the accrual of interest during the pendency of the bankruptcy proceedings;

•	gains from the settlement of litigation with our Appalachian joint venture partner during 2018;

•	fluctuations in oil and natural gas prices, which impact our oil and natural gas reserves, revenues, cash flows and net income or loss;

•	mark-to-market gains and losses from our derivative financial instruments, including gains on the 2017 Warrants due to a decrease in EXCO’s share price;

•	changes in proved reserves and production volumes and their impact on depletion; and

•	the impact of development activities on our oil and natural gas production.

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

Oil and natural gas production, revenues and prices

The following table presents our production, revenue and average sales prices for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018			2017			Quarter to quarter change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
North Louisiana	19,546	$51,185	$2.62	11,958	$31,633	$2.65	7,588	$19,552	$(0.03)
East Texas	2,804	7,274	2.59	4,231	12,327	2.91	(1,427)	(5,053)	(0.32)
South Texas	2,123	24,248	11.42	2,022	14,183	7.01	101	10,065	4.41
Appalachia and other	5,131	10,069	1.96	2,670	6,344	2.38	2,461	3,725	(0.42)
Total	29,604	$92,776	$3.13	20,881	$64,487	$3.09	8,723	$28,289	$0.04

	Six Months Ended June 30,
	2018			2017			Period to period change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
North Louisiana	37,118	$103,398	$2.79	23,996	$64,807	$2.70	13,122	$38,591	$0.09
East Texas	5,809	16,322	2.81	9,016	26,362	2.92	(3,207)	(10,040)	(0.11)
South Texas	3,692	40,380	10.94	4,188	29,524	7.05	(496)	10,856	3.89
Appalachia and other	8,363	17,822	2.13	5,390	13,150	2.44	2,973	4,672	(0.31)
Total	54,982	$177,922	$3.24	42,590	$133,843	$3.14	12,392	$44,079	$0.10

Production for the three and six months ended June 30, 2018 increased by 8.7 Bcfe, or 41.8%, and 12.4 Bcfe, or 29.1%, as compared to the same period in 2017. Significant components of the changes in production were a result of:

•
Increased production of 7.6 Bcfe and 13.1 Bcfe for the three and six months ended June 30, 2018, respectively, in the North Louisiana region, primarily due to 11 gross (6.7 net) operated wells turned-to-sales in the first quarter of 2018. There were no operated wells turned-to-sales in the first quarter of 2017 and 4 gross (3.5 net) operated wells turned-to-sales in second quarter of 2017.

•
Decreased production of 1.4 Bcfe and 3.2 Bcfe for the three and six months ended June 30, 2018, respectively, in the East Texas region, primarily due to natural production declines as we have not turned an operated well to sales in the region since the first quarter of 2016.

•
Increased production of 0.1 Bcfe for the three months ended June 30, 2018 and decreased production of 0.5 Bcfe for the six months ended June 30, 2018 in the South Texas region, primarily due to production declines offset by 9 gross (8.6 net) operated wells turned-to-sales in the first half of 2018. Prior to the first quarter of 2018, the most recent operated well turned-to-sales in this region was in the fourth quarter of 2015.

•
Increased production of 2.5 Bcfe and 3.0 Bcfe for the three and six months ended June 30, 2018, respectively, in the Appalachia region, primarily due to the acquisition of additional interests in the Appalachia JV Settlement and 1 gross (0.9 net) operated well turned-to-sales in the first quarter of 2018. The last well that turned to sales in the Appalachia region prior to the first quarter of 2018 was in late 2015.

Oil and natural gas revenues for the three months ended June 30, 2018 increased by $28.3 million, or 43.9%, as compared to the same period in 2017. The increase in revenues was primarily due to an increase in production and higher oil prices, partially offset by lower natural gas prices. Our average natural gas sales price decreased 5.3% to $2.49 per Mcf for the three months ended June 30, 2018 from $2.63 per Mcf for the three months ended June 30, 2017, primarily due to lower market prices partially offset by improved natural gas differentials as a result of the rejection of certain executory contracts for the sale and marketing of natural gas in the North Louisiana region. Our average oil sales price per Bbl increased 44.7% to $68.30 per Bbl for the three months ended June 30, 2018 from $47.21 per Bbl for the three months ended June 30, 2017, primarily due to higher market prices.

Oil and natural gas revenues for the six months ended June 30, 2018 increased by $44.1 million, or 32.9%, as compared to the same period in 2017. The increase in revenues was primarily the result of an increase in oil prices and net increase in production. Our average natural gas sales price increased 0.8% to $2.68 per Mcf for the six months ended June 30, 2018 from $2.66 per Mcf for the six months ended June 30, 2017, primarily due to improved natural gas price differentials as a result of the rejection of certain executory contracts for the sale and marketing of natural gas in the North Louisiana region. Our average sales price of oil per Bbl increased 38.0% to $66.36 per Bbl for the six months ended June 30, 2018 from $48.10 per Bbl for the six months ended June 30, 2017, primarily due to higher market prices.

Purchased natural gas and marketing revenues

Purchased natural gas and marketing revenues include revenues we receive as a result of selling natural gas purchased from third parties and marketing fees we receive from third parties. Purchased natural gas and marketing revenues for the three months ended June 30, 2018 decreased by $1.2 million, or 18.0%, as compared to the same period in 2017. Purchased natural gas and marketing revenues for the six months ended June 30, 2018 decreased by $3.0 million, or 22.1%, as compared to the same period in 2017. The decrease for the three and six months ended June 30, 2018 was primarily due to lower marketing fees charged to third parties and lower volumes purchased. The decrease in marketing fees charged to third parties was primarily due to an increase in our average working interests in production from operated wells compared to the same period in prior year.

Oil and natural gas operating costs

The following tables present our oil and natural gas operating costs for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018			2017			Quarter to quarter change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$4,939	$65	$5,004	$3,389	$74	$3,463	$1,550	$(9)	$1,541
East Texas	932	540	1,472	1,207	225	1,432	(275)	315	40
South Texas	3,101	4	3,105	2,885	—	2,885	216	4	220
Appalachia and other	1,115	178	1,293	427	8	435	688	170	858
Total	$10,087	$787	$10,874	$7,908	$307	$8,215	$2,179	$480	$2,659

	Three Months Ended June 30,
	2018			2017			Quarter to quarter change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$0.25	$—	$0.25	$0.28	$0.01	$0.29	$(0.03)	$(0.01)	$(0.04)
East Texas	0.33	0.19	0.52	0.29	0.05	0.34	0.04	0.14	0.18
South Texas	1.46	—	1.46	1.43	—	1.43	0.03	—	0.03
Appalachia and other	0.22	0.03	0.25	0.16	—	0.16	0.06	0.03	0.09
Total	$0.34	$0.03	$0.37	$0.38	$0.01	$0.39	$(0.04)	$0.02	$(0.02)

	Six Months Ended June 30,
	2018			2017			Period to period change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$8,607	$225	$8,832	$6,418	$416	$6,834	$2,189	$(191)	$1,998
East Texas	1,852	650	2,502	2,427	797	3,224	(575)	(147)	(722)
South Texas	5,470	71	5,541	5,749	2	5,751	(279)	69	(210)
Appalachia and other	1,676	231	1,907	896	8	904	780	223	1,003
Total	$17,605	$1,177	$18,782	$15,490	$1,223	$16,713	$2,115	$(46)	$2,069

	Six Months Ended June 30,
	2018			2017			Period to period change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$0.23	$0.01	$0.24	$0.27	$0.02	$0.29	$(0.04)	$(0.01)	$(0.05)
East Texas	0.32	0.11	0.43	0.27	0.09	0.36	0.05	0.02	0.07
South Texas	1.48	0.02	1.50	1.37	—	1.37	0.11	0.02	0.13
Appalachia and other	0.20	0.03	0.23	0.17	—	0.17	0.03	0.03	0.06
Total	$0.32	$0.02	$0.34	$0.36	$0.03	$0.39	$(0.04)	$(0.01)	$(0.05)

Oil and natural gas operating costs for the three and six months ended June 30, 2018 increased by $2.7 million and $2.1 million, or 32.4% and 12.4%, respectively as compared to the same period in 2017, primarily due to higher variable costs as a result of increased production and the acquisition of Shell’s interests in the Appalachia JV Settlement. Oil and natural gas operating costs decreased from $0.39 per Mcfe for the three months ended June 30, 2017 to $0.37 per Mcfe for the three months ended June 30, 2018. Oil and natural gas operating costs decreased from $0.39 per Mcfe for the six months ended June 30, 2017 to $0.34 per Mcfe for the six months ended June 30, 2018. The decrease on a per Mcfe basis was primarily due to increased production in relation to certain fixed oil and natural gas operating costs.

Production and ad valorem taxes

The following table presents our production and ad valorem taxes on a percentage of revenue basis and per Mcfe basis for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018			2017
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
North Louisiana	$1,707	3.3%	$0.09	$1,666	5.3%	$0.14
East Texas	240	3.3%	0.09	293	2.4%	0.07
South Texas	1,712	7.1%	0.81	1,303	9.2%	0.64
Appalachia and other	422	4.2%	0.08	153	2.4%	0.06
Total	$4,081	4.4%	$0.14	$3,415	5.3%	$0.16

	Six Months Ended June 30,
	2018			2017
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
North Louisiana	$3,442	3.3%	$0.09	$3,258	5.0%	$0.14
East Texas	568	3.5%	0.10	625	2.4%	0.07
South Texas	2,900	7.2%	0.79	2,698	9.1%	0.64
Appalachia and other	1,167	6.5%	0.14	269	2.0%	0.05
Total	$8,077	4.5%	$0.15	$6,850	5.1%	$0.16

Production and ad valorem taxes for the three and six months ended June 30, 2018 increased by $0.7 million and $1.2 million or 19.5% and 17.9%, respectively, as compared to the same period in 2017. The increase was primarily due to an increase in oil prices of 44.7% and 38.0%, respectively, for the three and six months ended June 30, 2018. The increase in oil prices primarily impacted properties located in our South Texas region because production taxes are based on a fixed percentage of gross value of production sold. In addition, we incurred higher assessments for the impact fee required to be paid to the Commonwealth of Pennsylvania. The increase in the impact fee was primarily due to higher natural gas market prices and the additional interests in oil and natural gas properties acquired as a result of the Appalachia JV Settlement.

Gathering and transportation

Gathering and transportation expenses for the three months ended June 30, 2018 decreased by $5.8 million, or 21.3%, as compared to the same period in 2017. Gathering and transportation expenses for the six months ended June 30, 2018 decreased by $13.2 million, or 24.2%, as compared to the same period in 2017. Gathering and transportation expenses were $0.72 per Mcfe for the three months ended June 30, 2018 as compared to $1.30 per Mcfe for the same period in 2017. Gathering and transportation expenses were $0.75 per Mcfe for the six months ended June 30, 2018 as compared to $1.28 per Mcfe for the same period in 2017. The decreases were primarily due to the impact of the rejection of executory contracts for the transportation of natural gas in the North Louisiana region that occurred in the first quarter of 2018.

Purchased natural gas expenses

Purchased natural gas expenses are purchases of natural gas from third parties plus the related costs of transportation. Purchased natural gas expenses for the three and six months ended June 30, 2018 decreased by $2.6 million and $4.9 million or

41.1% and 38.6%, respectively, as compared to the same period in 2017. The decrease was primarily due to lower volumes purchased, lower market prices for natural gas, and lower transportation costs as a result of the rejection of executory contracts for the transportation of natural gas in the North Louisiana region.

Depletion, depreciation and amortization
Depletion, depreciation and amortization for the three and six months ended June 30, 2018 increased from the same period in 2017 primarily due to an increase in depletion expense of $10.3 million and $17.0 million, or 90.5% and 75.6%, respectively. The increase in depletion expense was primarily due to an increase in production and higher depletion rate. On a per Mcfe basis, the depletion rate for the three months ended June 30, 2018 was $0.73 per Mcfe, compared to $0.54 per Mcfe in the same period in 2017. The depletion rate for the six months ended June 30, 2018 was $0.72 per Mcfe, compared to $0.53 per Mcfe in the same period in 2017. The increase in the depletion rate was primarily due to the additional costs associated with our development of the South Texas and North Louisiana regions.

Impairment of oil and natural gas properties

We did not record an impairment to our oil and natural gas properties for the three and six months ended June 30, 2018 and 2017. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.

General and administrative

The following table presents our general and administrative expenses for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	Quarter to quarter change	2018	2017	Period to period change
General and administrative expenses:
Gross general and administrative expenses	$10,936	$12,489	$(1,553)	$24,940	$24,786	$154
Technical services and service agreement charges	(860)	(1,504)	644	(2,423)	(2,898)	475
Operator overhead reimbursements	(3,459)	(3,697)	238	(7,033)	(7,078)	45
Capitalized salaries	(787)	(723)	(64)	(1,575)	(1,448)	(127)
General and administrative expenses, excluding equity-based compensation	5,830	6,565	(735)	13,909	13,362	547
Gross equity-based compensation	610	(7,622)	8,232	1,205	(9,648)	10,853
Capitalized equity-based compensation	(137)	(337)	200	(284)	(693)	409
General and administrative expenses	$6,303	$(1,394)	$7,697	$14,830	$3,021	$11,809

General and administrative expenses for the three months ended June 30, 2018 increased by $7.7 million compared to the same period in 2017. General and administrative expenses for the six months ended June 30, 2018 increased by $11.8 million compared to the same period in 2017. Significant components of the changes in general and administrative expenses were a result of:

•
Higher equity-based compensation of $8.4 million and $11.3 million for the three and six months ended June 30, 2018, primarily due to income in prior year of $9.3 million and $13.7 million, respectively, related to a significant decline in the fair value of the warrants issued to Energy Strategic Advisory Services LLC (“ESAS”). This was partially offset by a decrease in equity-based compensation of $0.9 million and $2.3 million for the three and six months ended June 30, 2018, respectively, due to the discontinuation of grants of share-based compensation to employees and lower employee headcount.

•
Increased personnel costs of $1.6 million and $3.6 million for the three and six months ended June 30, 2018, respectively. The increase was primarily due to higher bonus expense during the current year, partially offset by lower headcount. The increase in bonus expense was due to the adoption of new cash-based retention and incentive plans in connection with our restructuring activities. The cash-based retention and incentive plans are intended to replace grants under the equity-based incentive plans. As a result, cash-based personnel costs increased and equity-based compensation expense decreased.

•
Decreased consulting and contract labor costs of $0.8 million and $1.6 million for the three and six months ended June 30, 2018, respectively, primarily due to the suspension of the services and investment agreement with ESAS that was effective November 9, 2017.

•
Decreased legal and professional fees of $1.8 million and $0.5 million for the three and six months ended June 30, 2018, respectively. Any legal and professional fees incurred subsequent to the Petition Date are classified as “Reorganization items, net” on the Condensed Consolidated Statement of Operations.

•
Decreased overhead reimbursement, technical services and service agreement charges of $0.9 million and $0.5 million for the three and six months ended June 30, 2018, respectively. The decreases are primarily a result of lower recoveries from third-parties due to the acquisition of our joint venture partner’s interests in the Appalachia JV Settlement.

•
Decreased various other gross general and administrative expenses of $0.6 million and $1.4 million for the three and six months ended June 30, 2018, respectively. These decreases reflect our continued efforts to reduce our general and administrative costs.

Interest expense, net

Interest expense, net for the three and six months ended June 30, 2018 decreased $14.7 million and $25.4 million, respectively, from the same periods in 2017. The decreases were primarily due to the suspension of interest accrued on certain instruments subsequent to the Petition Date. As a result of the bankruptcy proceedings, the Court limited post-petition interest on certain indebtedness that may be under-secured or unsecured. On February 22, 2018, the Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement and the 1.5 Lien Notes. We continued to accrue and pay interest on the DIP Credit Agreement and the 1.5 Lien Notes subsequent to the Petition Date. We accrued interest on 1.75 Lien Term Loans, Second Lien Term Loans, 2018 Notes and 2022 Notes through the Petition Date with no interest accrued subsequent to the Petition Date. See “Note 8. Debt” in the Notes to our Condensed Consolidated Financial Statements for additional information.

Gain (loss) on derivative financial instruments - commodity derivatives

Our oil and natural gas derivative financial instruments resulted in a net gain of $6.5 million for the three months ended June 30, 2017. Our oil and natural gas derivative financial instruments resulted in a net loss of $0.6 million and a net gain of $22.1 million for the six months ended June 30, 2018 and 2017, respectively. In January 2018, the counterparty to our remaining open swap contracts early terminated the outstanding contracts effective January 31, 2018. As a result, we did not have any outstanding oil and natural gas derivative financial instruments subsequent to the termination of these contracts.

The following table presents our oil and natural gas prices, before and after the impact of the cash settlement of our commodity derivatives:

	Three Months Ended June 30,			Six Months Ended June 30,
Average realized pricing:	2018	2017	Quarter to quarter change	2018	2017	Period to period change
Natural gas (per Mcf):
Net price, excluding derivatives	$2.49	$2.63	$(0.14)	$2.68	$2.66	$0.02
Cash receipts (payments) on derivatives	—	(0.06)	0.06	0.01	(0.14)	0.15
Net price, including derivatives	$2.49	$2.57	$(0.08)	$2.69	$2.52	$0.17
Oil (per Bbl):
Net price, excluding derivatives	$68.30	$47.21	$21.09	$66.36	$48.10	$18.26
Cash receipts (payments) on derivatives	—	0.26	(0.26)	—	(0.01)	0.01
Net price, including derivatives	$68.30	$47.47	$20.83	$66.36	$48.09	$18.27
Natural gas equivalent (per Mcfe):
Net price, excluding derivatives	$3.13	$3.09	$0.04	$3.24	$3.14	$0.10
Cash receipts (payments) on derivatives	—	(0.05)	0.05	0.01	(0.13)	0.14
Net price, including derivatives	$3.13	$3.04	$0.09	$3.25	$3.01	$0.24

Our total cash payments for the three months ended June 30, 2017 were $1.1 million, or $0.05 per Mcfe. Our total cash receipts for the six months ended June 30, 2018 were $0.5 million, or $0.01 per Mcfe, compared to cash payments of $5.6 million, or $0.13 per Mcfe, for the six months ended June 30, 2017.

Gain on derivative financial instruments - common share warrants

Pursuant to FASB ASC Topic 815, Derivatives and Hedging, (“ASC 815”), we account for the 2017 Warrants as derivative financial instruments and carry the warrants as a non-current liability at their fair value, with the increase or decrease in fair value being recognized in earnings. These warrants are measured at fair value on a recurring basis until the date of exercise or the date of expiration. On January 16, 2018, affiliates of Fairfax surrendered all of their rights to the 2017 Warrants, which had entitled them rights to purchase in aggregate up to 10,824,376 common shares at $13.95 per share and 1,725,576 common shares at $0.01 per share. During the three and six months ended June 30, 2018, we recorded gains of $1.5 million and $1.7 million, respectively, primarily due to the cancellation of warrants by Fairfax and a decrease in EXCO’s share price. During the three and six months ended June 30, 2017, we recorded a gains of $122.3 million and $128.3 million, respectively, primarily due to a decrease in EXCO’s share price.

Reorganization items, net

Pursuant to ASC 852, any costs directly related to an entity’s bankruptcy proceedings are presented separately as reorganization items. We recorded a net loss on reorganization items of $16.4 million for the three months ended June 30, 2018 primarily due to legal and professional fees related to the bankruptcy proceedings. We recorded a net loss on reorganization items of $369.3 million for the six months ended June 30, 2018 primarily due to the rejection of executory contracts of $309.2 million; legal and professional fees of $29.6 million and the acceleration of deferred financing costs, debt discounts and deferred reductions in carrying value of debt instruments of $30.5 million. The losses associated with the rejection of executory contracts and adjustments to the carrying value of debt instruments are based on our current estimate of the allowable claims and may differ from actual claims or future settlement amounts paid. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. See “Note 1. Organization and basis of presentation” in the Notes to our Condensed Consolidated Financial Statements for additional information.

Loss on restructuring and extinguishment of debt

For the three and six months ended June 30, 2017, we recorded a loss on restructuring of debt of $6.4 million related to the transaction costs associated with the exchange of Second Lien Term Loans for 1.75 Lien Term Loans.

Equity income

Equity income (loss) was net income of $0.3 million for the three months ended June 30, 2017. Equity income was $0.2 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively. We acquired the remaining ownership interests in OPCO and Appalachia Midstream as a result of the Appalachia JV Settlement on February 27, 2018. Prior to the settlement, we accounted for our ownership interests in OPCO and Appalachia Midstream as equity method investments. As a result of the settlement, OPCO and Appalachia Midstream are wholly owned subsidiaries and are consolidated within our financial results.

Income taxes

During the three months ended June 30, 2018, we did not recognize any income tax expense. During the three months ended June 30, 2017, we recognized income tax expense of $1.0 million. During the six months ended June 30, 2018 and 2017, we recognized an income tax benefit of $4.5 million and income tax expense of $2.1 million, respectively. The following table presents our income tax benefit and expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	Quarter to quarter change	2018	2017	Period to period change
Income tax (benefit) expense:
Current income tax (benefit) expense	$—	$—	$—	$—	$—	$—
Deferred income tax (benefit) expense	—	1,027	(1,027)	(4,518)	2,055	(6,573)
Total income tax (benefit) expense	$—	$1,027	$(1,027)	$(4,518)	$2,055	$(6,573)

Deferred income tax benefit during the six months ended June 30, 2018 related to changes in a deferred tax liability for tax-deductible goodwill. As of December 31, 2017, we recognized a deferred tax liability of $4.5 million for tax-deductible goodwill. The deferred tax liability related to goodwill was considered to have an indefinite life based on the nature of the underlying asset and could not be offset under GAAP with a deferred tax asset with a definite life, such as net operating loss carryforwards (“NOLs”). As a result of the Tax Cuts and Jobs Act (“Tax Act”), deferred tax assets resulting from NOLs generated in taxable years subsequent to December 31, 2017 are considered to have an indefinite life. Therefore, we recognized an income tax benefit of $4.5 million during the three months ended March 31, 2018 because we expect to be able to utilize deferred tax assets related to NOLs to offset the deferred tax liability related to goodwill. We recognized deferred income tax expense of $1.0 million and $2.1 million during the three and six months ended June 30, 2017, respectively, for changes in the deferred tax liability related to tax-deductible goodwill with an indefinite life that could not be offset by NOLs that were considered to have a definite life prior to the enactment of the Tax Act.

Our net deferred tax assets have been fully reserved with valuation allowances. Our accumulated valuation allowance as of June 30, 2018 was approximately $883.6 million and has fully offset our net deferred tax assets. We will continue to recognize deferred tax valuation allowances until the realization of deferred benefits becomes more-likely-than-not.

The effective income tax rates, excluding the impact of the valuation allowances, would have been 41.5% and 21.5% for the three and six months ended June 30, 2018, respectively, and 78.6% and 76.0% for the three and six months ended June 30, 2017, respectively. The effective tax rates, excluding the impact of the valuation allowance, differ from the statutory tax rates primarily due to permanent differences between the amounts recorded for financial reporting purposes and the amounts used for income tax purposes. The lower effective tax rate for the three and six months ended June 30, 2018 was primarily due to the lower enacted tax rate under the Tax Act.

Our Liquidity, capital resources and capital commitments
Overview

Our primary sources of capital resources and Liquidity (defined as cash and restricted cash plus the unused borrowing base under the DIP Credit Agreement) have historically consisted of internally generated cash flows from operations, borrowings under certain credit agreements, issuances of debt securities, dispositions of non-strategic assets, joint ventures and the capital markets when conditions are favorable. Our ability to issue additional indebtedness, dispose assets, enter into joint ventures or access the capital markets may be substantially limited or nonexistent during our Chapter 11 proceedings and will require court approval in most instances. Accordingly, our Liquidity will depend mainly on cash generated from operating activities and available funds under the DIP Credit Agreement. Factors that could impact our Liquidity, capital resources and capital commitments include the following:

•
the outcome of potential strategic alternatives to maximize value for the benefit of our stakeholders as part of the Chapter 11 process, which may include a sale of certain or substantially all of our assets under Section 363 of the Bankruptcy Code, a plan of reorganization to equitize certain indebtedness, or a combination thereof;

•	significant costs associated with the bankruptcy process, including our ability to limit these costs by obtaining confirmation of a successful plan of reorganization in a timely manner;

•	decisions from the Court related to requirements to pay interest on certain debt instruments during the bankruptcy process;

•	decisions from the Court related to the rejection of certain executory contracts;

•	our ability to maintain compliance with debt covenants under the DIP Credit Agreement;

•	reductions to our borrowing base under the DIP Credit Agreement, which may begin on January 1, 2019 or later if the maturity of the DIP Credit Agreement is extended;

•	our ability to fund, finance or repay indebtedness, including our ability to restructure our indebtedness during the Chapter 11 Cases;

•	limitations on our ability to incur certain types of indebtedness in accordance with our debt agreements;

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

Recent events affecting Liquidity
On January 15, 2018, the Company and the Filing Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On January 22, 2018, we closed the DIP Credit Agreement, which includes an initial borrowing base of $250.0 million. Proceeds from the DIP Credit Agreement were used to repay all obligations outstanding under the EXCO Resources Credit Agreement and will provide additional liquidity to fund our operations during the Chapter 11 process. We have limited our 2018 capital budget to $140.0 million in order to preserve our Liquidity during the pendency of the bankruptcy process. Our Liquidity was $147.6 million as of June 30, 2018. We believe our cash flow from operations, borrowing capacity under the DIP Credit Agreement and cash on hand will provide sufficient Liquidity during the bankruptcy process. We expect to incur significant costs associated with the bankruptcy process, including legal, financial and restructuring advisors to the Company and certain of our creditors. Additionally, the DIP Credit Agreement matures on January 22, 2019 unless we are able to extend the maturity by obtaining a waiver or consent from the DIP Lenders. Therefore, our ability to obtain confirmation of a successful plan of reorganization in a timely manner is critical to ensuring our Liquidity is sufficient during the bankruptcy process.

The following table presents our Liquidity and outstanding principal balances of our debt as of June 30, 2018:

(in thousands)	June 30, 2018
DIP Credit Agreement	$156,406
1.5 Lien Notes	316,958
1.75 Lien Term Loans	708,926
Second Lien Term Loans	17,246
2018 Notes	131,576
2022 Notes	70,169
Total debt	$1,401,281
Net debt	$1,335,302
Borrowing base	$250,000
Unused borrowing base (1)	$81,600
Cash (2)	$65,979
Unused borrowing base plus cash	$147,579

(1)	Net of $12.0 million in letters of credit at June 30, 2018.

(2)	Includes restricted cash of $11.0 million at June 30, 2018.
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

As of June 30, 2018, we were in compliance with all of the covenants under the DIP Credit Agreement. The DIP Credit Agreement contains events of default, including: (i) conversion of the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code and (ii) appointment of a trustee, examiner or receiver in the Chapter 11 Cases. The DIP Credit Agreement will mature on the earliest of (a) 12 months from the initial borrowings on January 22, 2018, (b) the effective date of a plan of reorganization in the Chapter 11 Cases and (c) the date of termination of all revolving commitments and/or the acceleration of the obligations under the DIP Facilities following an event of default. The DIP Credit Agreement provided us with an option to extend the maturity of the DIP Facilities to the date that is 18 months from the initial borrowing date if certain conditions are met. These conditions included a requirement to file a plan of reorganization with the Court no later than July 1, 2018. We did not file a plan of reorganization with the Court prior to July 1, 2018; therefore, an extension of the DIP Facilities beyond the original maturity date would require a waiver or consent from the DIP Lenders. See further discussion of the DIP Credit Agreement in “Note 8. Debt” in the Notes to our Condensed Consolidated Financial Statements.

Capital expenditures
Our 2018 capital budget of $140.0 million is focused primarily on the development of the Haynesville and Eagle Ford shales. During 2018, we revised our original capital budget for 2018 to reflect the impact of non-consent elections by partners in certain of our operated wells and drill additional wells in South Texas with attractive rates of return. The development of the Haynesville shale in North Louisiana includes drilling 1 gross (0.7 net) operated well and completing 11 gross (6.7 net) operated wells. The completion activities in North Louisiana primarily include wells drilled in prior year. Our development program for the Eagle Ford shale includes drilling 13 gross (10.9 net) operated wells and completing 15 gross (12.5 net) operated wells that will preserve the value of certain acreage with leasehold obligations and provide attractive rates of return. Our drilling and completion activities include $21.0 million to participate in the development of non-operated wells. In addition, we plan to spend a limited amount of capital on maintenance and leasehold costs.
For the six months ended June 30, 2018, our capital expenditures totaled $98.7 million, of which $93.9 million was primarily related to development capital expenditures. Our development activities in North Louisiana included drilling 1 gross (0.7 net) operated well and completing 11 gross (6.7 net) operated wells in the Haynesville shale. The forecasted development activities for 2018 in North Louisiana were substantially complete as of the end of the first quarter of 2018. Our development activities in South Texas included drilling 8 gross (8.0 net) operated wells and completing 9 gross (8.6 net) operated wells in the Eagle Ford shale. We expect to complete the forecasted development activities for 2018 in South Texas in the fourth quarter of 2018. In addition, we turned-to-sales 1 gross (0.9 net) operated Marcellus shale well in Northeast Pennsylvania that was previously awaiting the connection of a pipeline.
The following table presents our capital expenditures for the six months ended June 30, 2018 and our budgeted capital expenditures for the remainder of 2018:

	Six Months Ended June 30, 2018	July - December Forecast	2018
(in thousands)		2018	Capital Budget
Capital expenditures:
Lease purchases and seismic	$484	$2,516	$3,000
Development capital expenditures	93,854	34,146	128,000
Field operations, gathering and water pipelines	140	3,860	4,000
Corporate and other	4,216	784	5,000
Total	$98,694	$41,306	$140,000

Historical sources and uses of funds
Net increases (decreases) in cash are summarized as follows:

	Six Months Ended June 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$69,496	$33,601
Net cash used in investing activities	(82,328)	(56,469)
Net cash provided by financing activities	23,943	33,905
Net increase in cash	$11,111	$11,037

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

For the six months ended June 30, 2018, our net cash provided by operating activities was $69.5 million as compared to net cash provided by operating activities of $33.6 million for the six months ended June 30, 2017. The increase in cash provided by operating activities was primarily due to increases in revenues, reductions in operating expenses, reductions in cash interest payments and favorable changes in working capital. As a result of the bankruptcy proceedings, we experienced favorable changes in working capital during the six months ended June 30, 2018 due to the deferral of payments that are subject to the approval of the Court, our creditors or confirmation of a plan of reorganization. See “Note 1. Organization and basis of presentation” in the Notes to our Condensed Consolidated Financial Statements for further discussion of the impact of the Chapter 11 Cases.

Investing activities

Our investing activities consist primarily of drilling and development expenditures, acquisitions and divestitures. For the six months ended June 30, 2018, our net cash used in investing activities was $82.3 million, which primarily consisted of development activities in the North Louisiana and South Texas regions of $98.1 million. This is partially offset by $14.8 million of cash held by OPCO and Appalachia Midstream that was acquired as a result of the Appalachia JV Settlement. For the six months ended June 30, 2017, our net cash used in investing activities was $56.5 million, which primarily consisted of development activities in the North Louisiana region.

Financing activities

For the six months ended June 30, 2018, our net cash provided by financing activities was $23.9 million. Proceeds from the DIP Credit Agreement were used to repay all obligations outstanding under the EXCO Resources Credit Agreement and will provide additional liquidity to fund our operations during the Chapter 11 process. In addition, we spent $6.1 million of financing costs related to issuance of the DIP Facilities. See “Note 8. Debt” in the Notes to our Condensed Consolidated Financial Statements for further discussion of the DIP Facilities.

For the six months ended June 30, 2017, our net cash provided by financing activities was $33.9 million primarily due to $295.5 million of net proceeds received from the 1.5 Lien Notes and $25.0 million in borrowings under the EXCO Resources Credit Agreement. We used the majority of the proceeds from the 1.5 Lien Notes to repay the entire outstanding balance under the EXCO Resources Credit Agreement of $253.6 million. In addition, we used cash to pay $22.0 million of costs primarily related to recent debt restructuring activities, and we made payments of $11.1 million on the Second Lien Term Loans, which reduced its carrying value.

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

Off-balance sheet arrangements

As of June 30, 2018, we had no arrangements or any guarantees of off-balance sheet debt to third parties.

Contractual obligations and commercial commitments

As of December 31, 2017, our contractual obligations and commercial commitments primarily consisted of debt instruments; sales, marketing, gathering and transportation agreements; and leases of office space and certain equipment. The filing of the Chapter 11 Cases constituted an event of default that accelerated our obligations under the following debt instruments: (i) EXCO Resources Credit Agreement; (ii) 1.5 Lien Notes; (iii) 1.75 Lien Term Loans; (iv) 2018 Notes; and (v) 2022 Notes. In addition, we were in default under the Second Lien Term Loans as a result of our failure to make interest payments. Any efforts to enforce such payment obligations under the debt instruments are automatically stayed as a result of the commencement of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. As of the Petition Date, we adjusted the carrying value of our indebtedness to the estimated amount that will be allowed as claims in the Chapter 11 Cases. On January 22, 2018, proceeds from the DIP Credit Agreement were used to repay all obligations outstanding under the EXCO Resources Credit Agreement. On February 22, 2018, the Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement and the 1.5 Lien Notes. We accrued interest on the 1.75 Lien Term Loans, Second Lien Term Loans, 2018 Notes and 2022 Notes through Petition Date, with no interest accrued subsequent to the Petition Date. The 1.75 Lien Term Loans, Second Lien Term Loans, 2018 Notes and 2022 Notes have been reclassified as “Liabilities subject to compromise” on the Condensed Consolidated Balance Sheet as of June 30, 2018.

During March 2018, the Court approved the rejection of certain executory contracts related to the sale, marketing and transportation of natural gas in the North Louisiana region. The rejection of these executory contracts was treated as a breach as of the Petition Date and relieved us from performing future obligations under such contract but is expected to result in a general unsecured claim against certain of the Debtors for damages caused by such rejection. Our estimate of allowable claims related to the executory contracts approved for rejection by the Court was recorded as “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet as of June 30, 2018. See “Item 1. Legal Proceedings” for further discussion regarding the adversary proceeding related to an agreement to deliver an aggregate minimum volume commitment of natural gas production in East Texas and North Louisiana to certain gathering systems owned by Azure through November 30, 2018.

See further discussion of the impact of the Chapter 11 Cases on our indebtedness and the rejection of executory contracts in “Note 1. Organization and basis of presentation” in the Notes to our Condensed Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Some of the information below contains forward-looking statements. The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and natural gas prices, and interest rates charged on borrowings and earned on cash equivalent investments. The disclosure is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonably possible losses. This forward-looking information provides an indicator of how we view and manage our ongoing market risk exposures. Our market risk sensitive derivative financial instruments have historically been entered into for hedging and investment purposes, not for trading purposes.

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

During the Chapter 11 Cases, our ability to enter into commodity derivative contracts covering estimated future production is limited under the DIP Credit Agreement. We are only permitted to enter into commodity derivative contracts with lenders under the DIP Credit Agreement. As a result, we may not be able to enter into commodity derivative contracts covering our production in future periods on favorable terms or at all. If we cannot or choose not to enter into commodity derivative contracts in the future, we could be more affected by changes in commodity prices. Our inability to hedge the risk of low commodity prices in the future, on favorable terms or at all, could have a material adverse impact on our business, financial condition and results of operations. Our exposure to commodity price fluctuations will increase in 2018 due to lower oil and natural gas volumes covered by derivative contracts compared to historical levels. For the three and six months ended June 30, 2018, a $1.00 decrease in the average commodity price per Mcfe would have resulted in a decrease in oil and natural gas revenues, excluding the impact of commodity derivative financial instruments, of approximately $29.6 million and $55.0 million, respectively.

Interest rate risk

Our exposure to interest rate changes relates primarily to borrowings under the DIP Credit Agreement. Interest is payable on borrowings under the DIP Credit Agreement based on a floating rate as more fully described in “Note 8. Debt” in the Notes to our Condensed Consolidated Financial Statements. At June 30, 2018, we had $156.4 million in borrowings outstanding under the DIP Credit Agreement. A 1.0% increase in interest rates (100 bps) based on the variable borrowings as of June 30, 2018 would result in an increase in our interest expense of approximately $1.6 million per year. The interest rate we pay on these borrowings is set periodically based upon market rates. The interest rates on the 1.5 Lien Notes, 1.75 Lien Term Loans, Second Lien Terms Loans, 2018 Notes, and 2022 Notes are fixed and not subject to change based on fluctuations in interest rates.

Item 4.     Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Exchange Act, EXCO’s management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that EXCO’s disclosure controls and procedures were effective as of June 30, 2018 to ensure that information that is required to be disclosed by EXCO in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to EXCO’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in EXCO’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, EXCO’s internal control over financial reporting.

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

On March 1, 2018, the Debtors filed a motion to reject an agreement to deliver an aggregate minimum volume commitment of natural gas production in East Texas and North Louisiana to certain gathering systems owned by Azure Midstream Energy, LLC and TGG Pipeline, Ltd. (collectively, “Azure”) through November 30, 2018.  The motion was abated on May, 8, 2018 and on May 16, 2018, EXCO Operating Company, LP and Raider Marketing, LP commenced an adversary proceeding under Adv. Proc. No. 18-03096.  The Debtors initiated this adversary proceeding against Azure to establish that the minimum volume commitment agreement is severable from the base gathering agreement between the parties.  The Debtors and the contract counterparties each filed various dispositive motions that were heard by the Court on August 9, 2018. The Court is anticipated to issue a ruling during the third quarter of 2018.

Item 1A.	Risk Factors

We have not reached an agreement with our creditors for a plan of reorganization and are subject to the risks and uncertainties associated with our exclusive right to file a plan of reorganization.

At the outset of the Chapter 11 proceedings, the Bankruptcy Code provides debtors-in-possession the exclusive right to file and solicit acceptance of a plan of reorganization for the first 120 days of the bankruptcy case, subject to extension at the discretion of the court.  All other parties are prohibited from filing or soliciting a plan of reorganization during this period.  Our initial filing exclusivity period was set to expire on May 15, 2018 and the solicitation exclusivity period was set to expire on July 14, 2018.  On April 13, 2018, the Court approved a motion to extend the filing exclusivity period through August 13, 2018 and the solicitation exclusivity period through October 12, 2018.  On July 13, 2018, we filed a second motion to extend the exclusivity period through December 11, 2018 and the solicitation exclusivity period through February 11, 2019.  With our creditors’ agreement, the Debtors filed a revised proposed order to extend the filing exclusivity period through October 15, 2018 and the solicitation exclusivity period through December 14, 2018, and on August 8, 2018, the Court approved the request. If the Court terminates that right or the exclusivity period expires, there could be a material adverse effect on our ability to achieve confirmation of a plan in order to achieve our stated goals. The possible decision of creditors and/or other third parties, whose interest may be inconsistent with our own, to file alternative plans of reorganization could further protract the Chapter 11 proceedings, leading us to continue to incur significant professional fees and costs. Because of these risks and uncertainties associated with the termination or expiration of our exclusivity rights, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we predict the ultimate impact that events occurring during the Chapter 11 cases may have on our corporate or capital structure.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered equity securities

There were no sales of unregistered equity securities during the quarter ended June 30, 2018 that were not previously reported on a Current Report on Form 8-K.

Issuer repurchases of common shares

We did not repurchase any common shares during the quarter ended June 30, 2018.

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

4.8
Instrument of Resignation, Appointment and Acceptance, dated as of December 15, 2017, by and among EXCO Resources, Inc., Wilmington Trust, National Association and Wilmington Savings Fund Society, FSB filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated December 15, 2017 and filed December 21, 2017 and incorporated by reference herein.

4.9
Instrument of Appointment and Acceptance, dated as of January 23, 2018, by and among EXCO Resources, Inc., Phoenix Investment Advisers LLC and GLAS Trust Company LLC filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated January 19, 2018 and filed January 25, 2018 and incorporated by reference herein.

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

10.41
Limited Consent, dated as of September 1, 2016, among EXCO Resources, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the lender parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2016 filed on November 2, 2016 and incorporated by reference herein.

10.42
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

10.46
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

10.48
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

10.52
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

10.57
Form of Director Indemnification Agreement, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 3, 2010 and filed on November 12, 2010 and incorporated by reference herein.

10.58
MVC Letter Agreement, dated November 15, 2013, among BG US Production Company, LLC, BG US Gathering Company, LLC, EXCO Operating Company, LP, Azure Midstream Energy LLC (formerly known as TGGT Holdings, LLC) and TGG Pipeline, Ltd, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated November 15, 2013 and filed on November 21, 2013 and incorporated by reference herein.

10.59
EXCO Resources, Inc. 2016 Management Incentive Plan, dated April 20, 2016, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated April 20, 2016 and filed on April 26, 2016 and incorporated by reference herein.*

10.60
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

10.66	Form of Backstop Commitment Fee Election Letter, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

10.67
Debtor-In-Possession Credit Agreement, dated as of January 22, 2018, among EXCO Resources, Inc., the Lenders party thereto, and Hamblin Watsa Investment Counsel Ltd., as Administrative Agent filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated January 19, 2018 filed January 25, 2018 and incorporated by reference herein.

10.68
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

10.69
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

EXCO RESOURCES, INC.
(Registrant)

Date:	August 14, 2018	/s/ Harold L. Hickey
Harold L. Hickey
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Tyler S. Farquharson
Tyler S. Farquharson
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Brian N. Gaebe
Brian N. Gaebe
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)