Form 10-Q
period 2018-09-30
EXCO RESOURCES INC
filed 2018-11-13
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant is required to submit such files).    YES  ☑    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

The number of shares of common stock, par value $0.001 per share, outstanding as of November 8, 2018 was 21,595,457.

EXCO RESOURCES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,963	$39,597
Restricted cash	7,028	15,271
Accounts receivable, net:
Oil and natural gas	74,196	55,692
Joint interest	24,665	30,570
Other	2,014	1,976
Derivative financial instruments - commodity derivatives	—	1,150
Other current assets	19,630	23,574
Total current assets	194,496	167,830
Equity investments	4,736	14,181
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	148,462	118,652
Proved developed and undeveloped oil and natural gas properties	3,307,331	3,107,566
Accumulated depletion	(2,812,174)	(2,752,311)
Oil and natural gas properties, net	643,619	473,907
Other property and equipment, net and other non-current assets	38,564	21,274
Goodwill	163,155	163,155
Total assets	$1,044,570	$840,347
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$56,976	$68,277
Revenues and royalties payable	40,486	207,956
Accrued interest payable	829	27,637
Current portion of asset retirement obligations	600	600
Current maturities of long-term debt	473,364	1,362,500
Total current liabilities	572,255	1,666,970
Deferred income taxes	—	4,518
Derivative financial instruments - common share warrants	—	1,950
Asset retirement obligations and other long-term liabilities	24,740	13,108
Liabilities subject to compromise	1,491,625	—
Commitments and contingencies
Shareholders’ equity:
Common shares, par value $0.001, 260,000,000 shares authorized; 21,635,102 shares issued and 21,595,457 shares outstanding at September 30, 2018; 21,670,186 shares issued and 21,630,541 shares outstanding at December 31, 2017	22	22
Additional paid-in capital	3,541,192	3,539,422
Accumulated deficit	(4,577,632)	(4,378,011)
Treasury shares, at cost; 39,645 shares at September 30, 2018 and December 31, 2017	(7,632)	(7,632)
Total shareholders’ equity	(1,044,050)	(846,199)
Total liabilities and shareholders’ equity	$1,044,570	$840,347

See accompanying notes.

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenues:
Oil	$27,243	$12,906	$67,854	$43,403
Natural gas	66,297	48,323	203,608	151,669
Purchased natural gas and marketing	5,031	5,507	15,703	19,208
Total revenues	98,571	66,736	287,165	214,280
Costs and expenses:
Oil and natural gas operating costs	13,010	9,215	31,792	25,928
Production and ad valorem taxes	4,306	3,044	12,383	9,894
Gathering and transportation	19,213	28,743	60,499	83,183
Purchased natural gas	3,776	5,388	11,634	18,193
Depletion, depreciation and amortization	20,613	13,518	60,819	36,648
Accretion of liabilities	552	221	1,455	648
General and administrative	6,115	10,035	20,945	13,056
(Gain) loss on Appalachia JV Settlement	240	—	(119,237)	—
Other operating items	(375)	1,714	(1,382)	3,069
Total costs and expenses	67,450	71,878	78,908	190,619
Operating income (loss)	31,121	(5,142)	208,257	23,661
Other income (expense):
Interest expense, net	(8,993)	(32,888)	(25,981)	(75,320)
Gain (loss) on derivative financial instruments - commodity derivatives	—	860	(615)	22,934
Gain (loss) on derivative financial instruments - common share warrants	(287)	18,286	1,428	146,585
Loss on restructuring and extinguishment of debt	—	—	—	(6,380)
Other income	12	25	50	4
Equity income	—	354	179	1,009
Reorganization items, net	(18,169)	—	(387,457)	—
Total other income (expense)	(27,437)	(13,363)	(412,396)	88,832
Income (loss) before income taxes	3,684	(18,505)	(204,139)	112,493
Income tax expense (benefit)	—	319	(4,518)	2,374
Net income (loss)	$3,684	$(18,824)	$(199,621)	$110,119
Earnings (loss) per common share:
Basic:
Net income (loss)	$0.17	$(0.81)	$(9.19)	$5.35
Weighted average common shares outstanding	21,616	23,319	21,710	20,599
Diluted:
Net income (loss)	$0.17	$(0.81)	$(9.19)	$5.35
Weighted average common shares and common share equivalents outstanding	21,616	23,319	21,710	20,599

See accompanying notes.

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Operating Activities:
Net income (loss)	$(199,621)	$110,119
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	(4,518)	3,083
Depletion, depreciation and amortization	60,819	36,648
Equity-based compensation	1,455	(11,207)
Accretion of liabilities	1,455	648
Income from equity investments	(179)	(1,009)
(Gain) loss on derivative financial instruments - commodity derivatives	615	(22,934)
Cash receipts (payments) of commodity derivative financial instruments	535	(4,967)
Gain on derivative financial instruments - common share warrants	(1,428)	(146,585)
Amortization of deferred financing costs and discount on debt issuance	4,166	18,744
Gain on Appalachia JV Settlement	(119,237)	—
Non-cash and non-operating reorganization items, net	342,525	—
Loss on restructuring and extinguishment of debt	—	6,380
Paid in-kind interest expense	(21,078)	38,386
Other non-operating items	(2,773)	2,019
Effect of changes in:
Accounts receivable	(6,105)	13,183
Other current assets	5,847	(6,210)
Accounts payable and other liabilities	47,058	14,809
Net cash provided by operating activities	109,536	51,107
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment	(130,138)	(91,009)
Property acquisitions	14,832	(24,665)
Proceeds from disposition of property and equipment	—	25
Net changes in amounts due to joint ventures	—	(9,498)
Other	950	—
Net cash used in investing activities	(114,356)	(125,147)
Financing Activities:
Borrowings under DIP Credit Agreement	156,406	—
Borrowings under EXCO Resources Credit Agreement	—	163,401
Repayments under EXCO Resources Credit Agreement	(126,401)	(265,592)
Proceeds received from issuance of 1.5 Lien Notes, net	—	295,530
Payments on Second Lien Term Loans	—	(11,602)
Debt financing costs and other	(6,062)	(22,077)
Net cash provided by financing activities	23,943	159,660
Net increase in cash, cash equivalents and restricted cash	19,123	85,620
Cash, cash equivalents and restricted cash at beginning of period	54,868	20,218
Cash, cash equivalents and restricted cash at end of period	$73,991	$105,838

Supplemental Cash Flow Information:
Cash interest payments	$32,401	$23,072
Income tax payments	—	—
Supplemental non-cash investing and financing activities:
Capitalized equity-based compensation	$315	$852
Capitalized interest	2,193	4,627
Net assets acquired on Appalachia JV Settlement, excluding cash and cash equivalents	114,028	—

See accompanying notes.

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common shares		Treasury shares		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2016	18,916	$19	(40)	$(7,632)	$3,538,080	$(4,402,373)	$(871,906)
Issuance of common shares	2,746	3	—	—	11,395	—	11,398
Equity-based compensation	—	—	—	—	(9,977)	—	(9,977)
Restricted shares issued, net of cancellations	9	—	—	—	—	—	—
Net income	—	—	—	—	—	110,119	110,119
Balance at September 30, 2017	21,671	$22	(40)	$(7,632)	$3,539,498	$(4,292,254)	$(760,366)

Balance at December 31, 2017	21,670	$22	(40)	$(7,632)	$3,539,422	$(4,378,011)	$(846,199)
Equity-based compensation	—	—	—	—	1,770	—	1,770
Restricted shares issued, net of cancellations	(35)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(199,621)	(199,621)
Balance at September 30, 2018	21,635	$22	(40)	$(7,632)	$3,541,192	$(4,577,632)	$(1,044,050)

See accompanying notes.

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Organization and basis of presentation

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “EXCO,” “EXCO Resources,” the “Company,” “we,” “our” and “us” are to EXCO Resources, Inc. and its consolidated subsidiaries.

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

The accompanying Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2018 and 2017 are for EXCO and its consolidated subsidiaries. The unaudited Condensed Consolidated Financial Statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain reclassifications have been made to prior period information to conform to current period presentation.

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and in the opinion of management, such financial statements reflect all adjustments necessary to fairly present the consolidated financial position of EXCO as of September 30, 2018 and its results of operations and cash flows for the periods presented. These unaudited interim financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes included in EXCO’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2018 (“2017 Form 10-K”).

In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures. The results of operations for the interim periods are not necessarily indicative of the results we expect for the full year.

Chapter 11 Cases and Going Concern Assessment

On January 15, 2018 (“Petition Date”), the Company and certain of its subsidiaries, including EXCO Services, Inc., EXCO Partners GP, LLC, EXCO GP Partners OLP, LP, EXCO Partners OLP GP, LLC, EXCO Operating Company, LP, EXCO Midcontinent MLP, LLC, EXCO Holding (PA), Inc., EXCO Production Company (PA), LLC, EXCO Resources (XA), LLC, EXCO Production Company (WV), LLC, EXCO Land Company, LLC, EXCO Holding MLP, Inc., Raider Marketing, LP and Raider Marketing GP, LLC (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Court”). The cases are being jointly administered under the caption In Re EXCO Resources, Inc., Case No. 18-30155 (MI) (“Chapter 11 Cases”). The Court granted all of the first day motions filed by the Debtors that were designed primarily to minimize the impact of the Chapter 11 Cases on their operations, customers and employees. The Debtors continue to operate their businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. The Debtors expect to continue operations without interruption during the pendency of the Chapter 11 Cases.

For the duration of the Chapter 11 Cases, our operations and ability to develop and execute our business plan are subject to risks and uncertainties associated with Chapter 11 Cases. As a result of these risks and uncertainties, our assets, liabilities, shareholders’ equity, officers and/or directors could be significantly different following the conclusion of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in this quarterly report on Form 10-Q may not accurately reflect our operations, properties and capital plans following the conclusion of the Chapter 11 Cases.

The outcome of the Chapter 11 process is subject to a high degree of uncertainty and is dependent upon factors outside of our control, including actions of the Court and creditors. The significant risks and uncertainties related to our liquidity and the Chapter 11 Cases raise substantial doubt about our ability to continue as a going concern. We define liquidity as cash and restricted cash plus the unused borrowing base under the debtor-in-possession credit agreement (“Liquidity”). These Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. The accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities.
Chapter 11 filing impact on creditors and shareholders

The Debtors filed schedules and statements with the Court setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements are subject to further amendment or modification during the Chapter 11 Cases. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by April 15, 2018. The deadline for governmental units to file proofs of claim was September 4, 2018. Differences between amounts scheduled by the Debtors and claims by creditors are being investigated and will be reconciled and resolved to within an immaterial amount in connection with the claims resolution process. In light of the number of creditors with filed or scheduled claims, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently asserted.

Under the priority requirements established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition and post-petition liabilities owed to creditors must be satisfied in full before the holders of our existing common shares are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery for creditors and shareholders, if any, will not be determined until confirmation and implementation of a plan of reorganization. The outcome of the Chapter 11 Cases remains uncertain at this time and, as a result, we cannot accurately estimate the amounts or value of distributions that creditors or shareholders may receive.

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

These debt instruments provide that as a result of the commencement of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments are automatically stayed as a result of the commencement of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. As a result of the Chapter 11 Cases, the Court may limit post-petition interest on debt that may be under-secured or unsecured.

On January 22, 2018, we closed a debtor-in-possession credit agreement (“DIP Credit Agreement”) with lenders including affiliates of Fairfax Financial Holdings Limited (“Fairfax”), Bluescape Resources Company LLC (“Bluescape”) and JPMorgan Chase Bank, N.A. (collectively the “DIP Lenders”). The DIP Credit Agreement includes a senior secured debtor-in-possession revolving credit facility in an aggregate principal amount of $125.0 million (“Revolver A Facility”) and a senior secured debtor-in-possession revolving credit facility in an aggregate principal amount of $125.0 million (“Revolver B Facility”, and together with the Revolver A Facility, the “DIP Facilities”). Proceeds from the DIP Facilities were used to repay all obligations outstanding under the EXCO Resources Credit Agreement and will provide additional liquidity to fund our operations during the Chapter 11 Cases. As of September 30, 2018, we had $156.4 million in outstanding indebtedness and $81.6 million of available borrowing capacity under the DIP Facilities. See further discussion of the DIP Credit Agreement in “Note 8. Debt”. On February 22, 2018, the Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement and the 1.5 Lien Notes.

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

Executory contracts

Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Court and fulfillment of certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a breach as of the Petition Date of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but may give rise to a general unsecured claim against the Debtors for damages caused by such rejection. The assumption of an executory contract or unexpired lease generally requires the Debtors to cure existing monetary or other defaults under such executory contract or unexpired lease and provide adequate assurance of future performance thereunder. Any description of the treatment of an executory contract or unexpired lease with the Company or any of the Filing Subsidiaries, including any description of the obligations under any such executory contract or unexpired lease, is qualified by and subject to any rights they have with respect to executory contracts and unexpired leases under the Bankruptcy Code.

During March 2018, the Court approved the rejection of the following executory contracts:

•
Firm transportation agreements with Acadian Gas Pipeline System, which required us to transport 325,000 Mmbtu per day on the Acadian Gas Pipeline System or pay reservation charges through October, 31, 2025;

•
Natural gas sales agreements with Enterprise Products Operating LLC (“Enterprise”), which required us to sell 75,000 Mmbtu per day of natural gas to Enterprise or incur certain costs through October 31, 2025;

•	Firm transportation agreements with Regency Intrastate Gas Systems LLC, which required us to either transport 237,500 Mmbtu per day of natural gas or pay reservation charges through January 31, 2020;

•
Marketing agreement with a subsidiary of Chesapeake Energy Corporation (“Chesapeake”), which required us to allow Chesapeake to purchase natural gas from certain wells in North Louisiana through 2021; and

•	Natural gas sales agreements with Shell, which required us to sell 100,000 Mmbtu per day of natural gas to Shell or incur certain costs through November 30, 2020.

On March 1, 2018, the Debtors filed a motion to reject an agreement to deliver an aggregate minimum volume commitment of natural gas production in East Texas and North Louisiana to certain gathering systems owned by Azure Midstream Energy, LLC and TGG Pipeline, Ltd. (collectively, “Azure”) through November 30, 2018.  The motion was abated on May, 8, 2018 and on May 16, 2018, EXCO Operating Company, LP and Raider Marketing, LP commenced an adversary proceeding (Adv. Proc. No. 18-03096) against Azure to establish that the minimum volume commitment agreement is severable from the base gathering agreement between the parties.  The Debtors and the contract counterparties each filed various dispositive motions that were heard by the Court on August 9, 2018. The parties have engaged in settlement discussions related to this matter; however, there can be no assurance the parties will be able to reach an agreement. Any settlement reached between the parties would have to be approved by the Court. As of September 30, 2018, we have accrued $27.6 million related to the minimum volume commitment as “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet.

On August 9, 2018, the Court approved the rejection of the office lease for our corporate headquarters in Dallas, Texas. We subsequently entered into a new lease for a reduced amount of square footage in the same office building with a term through December 31, 2022.
Plan of Reorganization

On October 1, 2018, the Debtors filed a Settlement Joint Chapter 11 Plan of Reorganization (the “Plan”) and related Disclosure Statement with the Court. As is customary in bankruptcy proceedings, the Debtors subsequently filed amendments to the Plan and related Disclosure Statement with the Court. The Plan does not currently contemplate the divestiture of any of the Company’s assets. The restructuring transactions contemplated by the Plan include the following key elements:

•	Holders of the DIP Credit Agreement will receive payment in full in cash with proceeds from a new revolving credit facility (“Exit Facility”);

•	Holders of the 1.5 Lien Notes will receive payment in full in cash (without payment of any premium or “make-whole”) with the proceeds from a new second lien debt instrument;

•
Holders of the 1.75 Lien Term Loans will receive 82 percent of the equity in the reorganized Company and 82 percent of the interests in a claims trust that will hold certain litigation claims (“Claims Trust”);

•
Holders of the Second Lien Term Loans, 2018 Notes, 2022 Notes and allowed general unsecured claims (other than “Convenience Claims” as defined below or those creditors that elect to be treated as holding Convenience Claims, and claims against Raider Marketing, LP or Raider Marketing GP, LLC) will receive, collectively, (i) 18 percent of the equity in the reorganized Company, (ii) $15.4 million in cash, and (iii) 18 percent of the interests in the Claims Trust;

•
Holders of allowed claims greater than $0 but less than or equal to $405,000 (“Convenience Claims”), along with any holder of an allowed general unsecured claim who elects to be treated as a holder of an allowed Convenience Claim, will receive a pro rata share of $5.0 million in cash;

•	Holders of claims against Raider Marketing, LP or Raider Marketing GP, LLC shall not receive a distribution and claims will be deemed canceled, discharged, released and extinguished;

•	Holders of existing equity interests in EXCO shall not receive a distribution and the equity interests will be deemed cancelled, discharged, released and extinguished; and

•
The carriers of directors’ and officers’ liability insurance coverage related to the Debtors agreed to pay $13.4 million (“D&O Proceeds”) in exchange for full and final settlement of potential claims and causes of action against current and former directors and officers.

The Debtors shall fund distributions under the Plan with: (i) cash on hand; (ii) the Exit Facility; (iii) a new second lien debt instrument; (iv) the equity in the reorganized Company; and, (v) the D&O Proceeds.

We currently believe the Plan would allow us to preserve our tax attributes upon emergence if we are eligible for an exception in Section 382(l)(5) of the Internal Revenue Code. See further discussion of Section 382 of the Internal Revenue Code and the impact of the Plan on our tax attributes in “Note 10. Income taxes”.

On November 5, 2018, the Court authorized us to solicit acceptances of the Plan and approved the Disclosure Statement and other related solicitation materials and procedures necessary to approve the Plan. We are currently in the process of soliciting votes with respect to the Plan. The Plan is subject to acceptance by certain holders of claims against the Debtors and to confirmation by the Court. The Plan will be accepted by a class of claims entitled to vote if at least one-half in number and two-thirds in dollar amount of claims actually voting in the class have voted to accept the Plan. Under certain circumstances set forth in the Bankruptcy Code, the Court may confirm the Plan even if it has not been accepted by all impaired classes of claims and equity interests if the Debtors demonstrate, among other things, that (i) no class junior to the rejecting class is receiving or retaining property under the plan and (ii) no class of claims or interests senior to the rejecting class is being paid more than in full. A hearing to consider confirmation of the Plan is scheduled to be held on December 10, 2018 in the Court (“Confirmation Hearing”). If the Plan is ultimately confirmed by the Court, the Debtors will emerge from bankruptcy pursuant to the terms of the Plan.
Accounting during bankruptcy

We have applied Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”), in the preparation of these Condensed Consolidated Financial Statements. For periods subsequent to the Chapter 11 filings, ASC 852 requires the financial statements to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred during the bankruptcy proceedings, including losses related to executory contracts that have been approved for rejection by the Court, and adjustments to the carrying value of certain indebtedness are recorded as “Reorganization items, net” on the Condensed Consolidated Statement of Operations. In addition, pre-petition obligations that may be impacted by the Chapter 11 process have been classified on the Condensed Consolidated Balance Sheet as of September 30, 2018 as “Liabilities subject to compromise.”

Liabilities subject to compromise

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2018 includes amounts classified as liabilities subject to compromise, which represent liabilities that are anticipated to be allowed as claims in the Chapter 11 Cases. These amounts represent our current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.

Liabilities subject to compromise include amounts related to the rejection of various executory contracts and unexpired leases. Additional amounts may be included in liabilities subject to compromise in future periods if additional executory contracts or unexpired leases are rejected. Conversely, to the extent that executory contracts or unexpired leases are not rejected and are instead assumed, liabilities associated therewith would constitute post-petition liabilities which will be satisfied in full under a plan of reorganization. The nature of certain potential claims arising under the Debtors’ executory contracts and unexpired leases has not been determined at this time, and therefore, such claims are not reasonably estimable at this time and may be material.

The following table summarizes the components of liabilities subject to compromise included on the Condensed Consolidated Balance Sheet as of September 30, 2018:

(in thousands)	September 30, 2018
Current maturities of long-term debt	$927,917
Accrued interest payable	34,281
Accounts payable, accrued expenses and other liabilities	110,656
Liabilities related to rejected executory contracts	418,771
Liabilities subject to compromise	$1,491,625

As of September 30, 2018, the principal and accrued interest associated with the DIP Credit Agreement and 1.5 Lien Notes were not classified as liabilities subject to compromise as a result of the adequate protection approved by the Court and our current estimates of the recoverability of claims related to these instruments.

Reorganization items, net

We have incurred significant expenses associated with the Chapter 11 process, primarily (i) the acceleration of deferred financing costs, debt discounts and deferred reductions in carrying value associated with debt instruments previously accounted for as a troubled debt restructuring pursuant to ASC 470-60, Troubled Debt Restructuring by Debtors, (ii) adjustments for estimated allowable claims related to executory contracts approved for rejection by the Court, and (iii) legal and professional fees incurred subsequent to the Petition Date related to the restructuring process. These costs, which are being expensed as incurred, significantly impact our results of operations. The following table summarizes the components included in “Reorganization items, net” in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2018:

(in thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Legal and professional fees	$15,184	$44,766
Deferred financing costs, debt discounts and deferred reductions in carrying value	—	30,509
Rejection of executory contracts	2,985	312,182
Reorganization items, net	$18,169	$387,457

Interest expense

We have discontinued recording interest on debt instruments classified as liabilities subject to compromise as of the Petition Date. The contractual interest on liabilities subject to compromise not reflected in the Condensed Consolidated Statement of Operations was approximately $75.6 million, representing interest expense from the Petition Date through September 30, 2018. The cash interest rate of 12.5% was utilized in the determination of contractual interest expense that would have been incurred under the 1.75 Lien Term Loans for the period subsequent to the Petition Date.

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

In January 2018, the FASB issued further guidance on the new lease standard in ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”). ASU 2018-01 provides a practical expedient to exclude existing or expired land easements from the evaluation of leases under ASU 2016-02 if the easements were not previously accounted for as leases under the current guidance. In July 2018, the FASB issued additional guidance on the accounting for leases in ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). ASU 2016-02 was initially required to be adopted using a modified retrospective transition, which would require application of the new guidance at the beginning of the earliest comparative period presented. The guidance in ASU 2018-11 provides companies with another transition method that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the date of adoption. Under this method, previously presented years’ financial positions and results would not be adjusted. The new guidance also provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component if (1) the non-lease components would otherwise be accounted for under the new revenue recognition standard, (2) both the timing and pattern of transfer are the same for the non-lease components and associated lease component, and (3) if accounted for separately, the lease component would be classified as an operating lease. We are currently assessing the potential impact of ASU 2016-02 and related clarifying updates and expect they will have an impact on our consolidated financial condition and results of operations upon adoption. We are currently unable to quantify the impact the standard will have on our consolidated financial condition and results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). The amendments in this update require that a statement of cash flows explain the change during the period in total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. We adopted ASU 2016-18 in the first quarter of 2018 utilizing retrospective application. The adoption resulted in an increase in reported investing cash flows of $12.2 million for the nine months ended September 30, 2017 with a corresponding adjustment to the reported end of period cash balances.

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

Revenue recognition under ASC 606

We use the sales method of accounting for oil and natural gas revenues. We record sales revenue based on an estimate of the volumes delivered at estimated prices as determined by the applicable sales agreement. We estimate our sales volumes primarily on company-measured volume readings. We then adjust our oil and natural gas sales in subsequent periods based on the data received from our purchasers that reflects actual volumes and prices received. Historically, these differences have been immaterial. Natural gas imbalances at September 30, 2018 and December 31, 2017 were not significant.

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

Raider Marketing, LP (“Raider”) is a wholly owned subsidiary focused on the marketing of oil and natural gas. Raider purchases and resells natural gas from third-party producers, as well as oil and natural gas from operated wells in Texas and Louisiana, and charges a fee for marketing services to certain working interest owners in the related wells. Raider takes custody, title and risk of loss from the third-party producer upon the purchase of natural gas and then sells the natural gas to a separate third-party purchaser further downstream. The price paid for the purchase of natural gas from the third-party producer is not dependent on the price received from the ultimate purchaser. We are deemed to be the principal in these transactions. As such, third party purchases and sales are reported on a gross basis as “Purchased natural gas” expenses and “Purchased natural gas and marketing” revenues, respectively. The marketing fee charged by Raider to certain working interest owners in our operated wells is reported as “Purchased natural gas and marketing” revenues.

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

Prior-period performance obligations

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil and natural gas sales may not be received for 30 to 90 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. We have internal controls for our revenue estimation process and related accruals, and any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the three and nine months ended September 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

(in thousands)	Amount
Assets acquired:
Cash and cash equivalents	$14,832
Accounts receivable, net	6,493
Other current assets	5,264
Unproved oil and natural gas properties	33,542
Proved developed and undeveloped oil and natural gas properties, net	72,548
Other assets	18,109
Liabilities assumed:
Accounts payable and accrued liabilities	(9,718)
Asset retirement obligations	(2,315)
Other long-term liabilities	(9,895)
Fair value of net assets acquired	$128,860

The fair value of the assets and liabilities acquired as part of the Appalachia JV Settlement of $128.9 million resulted in a gain of $119.2 million after remeasurement of our previously held equity interest in OPCO and Appalachia Midstream and adjustments to certain balances held by OPCO. As of the closing date, the carrying value of our equity investments in OPCO and Appalachia Midstream was $9.6 million.

We performed a valuation of the assets and liabilities acquired as of the closing date. A summary of the key inputs is as follows:

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

Pro forma results of operations - The following table reflects the unaudited pro forma results of operations if the Appalachia JV Settlement had occurred on January 1, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except for per share data)	2018	2017	2018	2017
Oil and natural gas revenues	$98,571	$67,556	$291,244	$228,638
Net income (loss) (1)	3,684	(19,295)	(198,361)	113,547
Basic earnings (loss) per share	$0.17	$(0.83)	$(9.14)	$5.51
Diluted earnings (loss) per share	$0.17	$(0.83)	$(9.14)	$5.51

(1)
The pro forma results of operations include adjustments for revenues and direct expenses related to the interests acquired as part of the Appalachia JV Settlement. Net income (loss) for the three and nine months ended September 30, 2018 includes the non-cash gains or losses associated with the fair value of net assets acquired and remeasurement of previously held interests in OPCO and Appalachia Midstream.

Related party transactions - As noted previously, prior to the Appalachia JV Settlement, we accounted for our 50% ownership interests in OPCO and Appalachia Midstream as equity method investments. OPCO served as the operator of our wells in the Appalachia JV and we advanced funds to OPCO on an as needed basis. Additionally, there are service agreements between us and OPCO whereby we provide administrative and technical services for which we are reimbursed. Prior to the closing of the settlement, we had received $1.7 million under these agreements during 2018.

4.Asset retirement obligations

The following is a reconciliation of our asset retirement obligations for the nine months ended September 30, 2018:

(in thousands)
Asset retirement obligations at beginning of period	$12,017
Activity during the period:
Liabilities incurred during the period	—
Revisions in estimated assumptions	(1)
Liabilities settled during the period	(77)
Adjustment to liability due to acquisitions (1)	2,319
Adjustment to liability due to divestitures	(7)
Accretion of discount	778
Asset retirement obligations at end of period	15,029
Less current portion	600
Long-term portion	$14,429

(1)
The increase in our asset retirement obligations during the nine months ended September 30, 2018 is primarily due to additional interests in oil and natural gas properties acquired as part of the Appalachia JV Settlement.

Our asset retirement obligations are determined using discounted cash flow methodologies based on inputs and assumptions developed by management. We do not have any assets that are legally restricted for purposes of settling asset retirement obligations.

5.Oil and natural gas properties

We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs of oil and natural gas properties. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties (collectively, the “full cost pool”). We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment or the need to transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. The majority of our undeveloped properties are held-by-production, which reduces the risk of impairment as a result of lease expirations. There were no impairments of unproved properties during the three and nine months ended September 30, 2018 and 2017.

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

	Average spot prices
	Oil (per Bbl)	Natural gas (per Mmbtu)
September 30, 2018	$63.54	$2.91
June 30, 2018	57.68	2.92
March 31, 2018	53.49	3.00
December 31, 2017	51.34	2.98

We did not recognize an impairment to our proved oil and natural gas properties for the three and nine months ended September 30, 2018 and 2017. The possibility and amount of any future impairments is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves, future capital expenditures and operating costs.

As of September 30, 2018, our proved undeveloped reserves were limited to certain wells expected to be completed during 2018. Our recognition of proved undeveloped reserves continues to be affected by the uncertainty regarding our availability of capital required to develop these reserves. A significant amount of our proved undeveloped reserves that were previously reclassified to unproved remain economic at current prices, and we may report proved undeveloped reserves in the future if we determine we have the financial capability to execute a development plan.

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

6.Earnings (loss) per share

The following table presents the basic and diluted earnings (loss) per share computations, adjusted to give effect to our reverse share split on June 12, 2017, for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Basic net income (loss) per common share:
Net income (loss)	$3,684	$(18,824)	$(199,621)	$110,119
Weighted average common shares outstanding	21,616	23,319	21,710	20,599
Net income (loss) per basic common share	$0.17	$(0.81)	$(9.19)	$5.35
Diluted net income (loss) per common share:
Net income (loss)	$3,684	$(18,824)	$(199,621)	$110,119
Weighted average common shares outstanding	21,616	23,319	21,710	20,599
Dilutive effect of:
Restricted shares and restricted share units	—	—	—	—
Weighted average common shares and common share equivalents outstanding	21,616	23,319	21,710	20,599
Net income (loss) per diluted common share	$0.17	$(0.81)	$(9.19)	$5.35

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. In addition, warrants representing the right to purchase our common shares at an exercise price of $0.01 are included in our weighted average common shares outstanding and used in the computation of our basic net income (loss) per common share.

Diluted net income (loss) per common share for the three and nine months ended September 30, 2018 and 2017 is computed in the same manner as basic net income (loss) per share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which include stock options, restricted share units, restricted share awards, warrants representing the right to purchase our common shares at an exercise price of $13.95, and for the three and nine months ended September 30, 2017, warrants issued to Energy Strategic Advisory Services LLC (“ESAS”), whether exercisable or not. The computation of diluted net income (loss) per share excluded 10,792,583 and 21,723,733 antidilutive share equivalents for the three months ended September 30, 2018 and 2017, respectively, and 11,414,989 and 9,951,298 antidilutive common share equivalents for the nine months ended September 30, 2018 and 2017, respectively. The antidilutive common share equivalents for the three and nine months ended September 30, 2018 and 2017 primarily related to the warrants representing the right to purchase our common shares at an exercise price of $13.95.

7.Derivative financial instruments

Our derivative financial instruments are comprised of commodity derivatives and common share warrants.

The table below presents the effect of derivative financial instruments on our Condensed Consolidated Balance Sheets:

(in thousands)		September 30, 2018	December 31, 2017
Current assets	Derivative financial instruments - commodity derivatives	$—	$1,150
Liabilities subject to compromise	Derivative financial instruments - common share warrants	(522)	—
Long-term liabilities	Derivative financial instruments - common share warrants	—	(1,950)

The table below presents the effect of derivative financial instruments on our Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Gain (loss) on derivative financial instruments - commodity derivatives	$—	$860	$(615)	$22,934
Gain (loss) on derivative financial instruments - common share warrants	(287)	18,286	1,428	146,585

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

At December 31, 2017, we had outstanding swap contracts covering 3,650 Bbtu of natural gas at a weighted average strike price of $3.15 per Mmbtu. In January 2018, the counterparty to our remaining open swap contracts early terminated the outstanding contracts effective January 31, 2018.  We received proceeds of $0.5 million for the settlement of these contracts in February 2018. As of September 30, 2018, we did not have any outstanding commodity derivative financial instruments.

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

We record the 2017 Warrants as non-current liabilities at fair value, with the increase or decrease in fair value being recognized in earnings. The 2017 Warrants will be measured at fair value on a recurring basis until the date of exercise or the date of expiration. As a result of the change in the fair value of the 2017 Warrants, we recorded a loss of $0.3 million and a gain $18.3 million during the three months ended September 30, 2018 and 2017, respectively, and gains of $1.4 million and $146.6 million during the nine months ended September 30, 2018 and 2017, respectively, on the revaluation of the warrants, in “Gain (loss) on derivative financial instruments - common share warrants” on the Condensed Consolidated Statements of Operations. The gains were primarily due to a decrease in our share price and the cancellation of warrants by affiliates of Fairfax.

8.Debt

The carrying value of our total debt is summarized as follows:

(in thousands)	September 30, 2018	December 31, 2017
DIP Credit Agreement	$156,406	$—
EXCO Resources Credit Agreement	—	126,401
1.5 Lien Notes, net of unamortized discount	316,958	176,560
1.75 Lien Term Loans, net of unamortized discount	708,926	845,763
Second Lien Term Loans	17,246	23,543
2018 Notes, net of unamortized discount	131,576	131,345
2022 Notes	70,169	70,169
Deferred financing costs, net	—	(11,281)
Total debt, net	1,401,281	1,362,500
Less amounts included in liabilities subject to compromise	927,917	—
Current maturities of long-term debt	$473,364	$1,362,500

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

As of the Petition Date, we adjusted the carrying value of our indebtedness to the estimated amount that will be allowed as claims in the Chapter 11 Cases. These amounts represent our current estimate and may materially differ from actual future settlement amounts paid. This resulted in expenses of $24.4 million for the acceleration of (i) deferred financing costs, (ii) debt discounts, and (iii) deferred reductions in carrying value associated with debt instruments previously accounted for as a troubled debt restructuring pursuant to ASC 470-60, which was classified as “Reorganization items, net” in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2018. As discussed below, the proceeds from the DIP Facilities were used to repay all obligations under the EXCO Resources Credit Agreement and the EXCO Resources Credit Agreement was terminated. The financing costs of $6.1 million that were directly attributable to the DIP Credit Agreement were expensed as “Reorganization items, net” in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2018.

On February 22, 2018, the Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement and the 1.5 Lien Notes. We accrued interest on 1.75 Lien Term Loans, Second Lien Term Loans, 2018 Notes and 2022 Notes through the Petition Date with no interest accrued subsequent to the filings. The 1.75 Lien Term Loans, Second Lien Term Loans, 2018 Notes and 2022 Notes have been reclassified as “Liabilities subject to compromise” on the Condensed Consolidated Balance Sheet as of September 30, 2018. As of September 30, 2018, the carrying value for each of our debt instruments approximates the principal amount. As of September 30, 2018, the principal and accrued interest associated with the DIP Credit Agreement and 1.5 Lien Notes were not classified as liabilities subject to compromise as a result of the adequate protection approved by the Court and our current estimate of the recoverability of claims related to these debt instruments.
The Plan provides for a reorganization of the Debtors as a going concern with a significant reduction in indebtedness and improved capital structure. See further discussion of the key proposed restructuring elements contemplated in the Plan and the confirmation process in “Note 1. Organization and basis of presentation”. The DIP Credit Agreement is expected to be repaid in full with proceeds from the issuance of the Exit Facility. Furthermore, the 1.5 Lien Notes are expected to be repaid in full in cash (without payment of any premium or “make-whole”) with the proceeds from a new second lien debt instrument. We are currently engaged in discussions with financial institutions regarding the potential issuance of the Exit Facility and a new second lien debt instrument. Our ability to consummate the Plan is dependent upon our ability to issue the Exit Facility and the new second lien debt instrument. There can be no assurance the exit financing required to consummate the Plan will be available or, if available, offered on acceptable terms.

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

On February 22, 2018, the Court entered into a final order authorizing entry into the DIP Credit Agreement on a final basis. The entry into the final order resulted in the termination of the EXCO Resources Credit Agreement. As of September 30, 2018, we had $156.4 million in outstanding indebtedness and $12.0 million of letters of credit outstanding under the DIP Facilities. Our available borrowing capacity under the DIP Facilities was $81.6 million as of September 30, 2018.

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

As of September 30, 2018, we were in compliance with all of the covenants under the DIP Credit Agreement. The DIP Credit Agreement contains events of default, including: (i) conversion of the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code and (ii) appointment of a trustee, examiner or receiver in the Chapter 11 Cases. The DIP Facilities contained an event of default if we failed to pursue a Court hearing no later than July 1, 2018 to consider the sale of all or substantially all of our assets; however, the final order entered by the Court deemed this requirement to be no longer in force and effect.

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

During the nine months ended September 30, 2018 and 2017 there were no changes in the fair value level classifications.
Fair value of derivative financial instruments

The following table presents a summary of the estimated fair value of our derivative financial instruments as of September 30, 2018 and December 31, 2017.

	As of September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative financial instruments - common share warrants	$—	$522	$—	$522
	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments - commodity derivatives	$—	$1,150	$—	$1,150
Liabilities:
Derivative financial instruments - common share warrants	—	1,950	—	1,950
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

The estimated fair values of our senior notes and term loans are presented below. The estimated fair values of the 2018 Notes and 2022 Notes have been calculated based on quoted prices in active markets. The estimated fair values of the 1.5 Lien Notes and Second Lien Term Loans were calculated based on a model internally prepared by management that lacks significant observable inputs and was classified as Level 3. The 1.75 Lien Term Loans has been calculated based on quoted prices obtained from third-party pricing sources that lack significant observable inputs and are classified as Level 3. The 2017 Warrants are considered freestanding financial instruments and are not considered in the determination of the fair value of the 1.5 Lien Notes and 1.75 Lien Term Loans. See “Note 8. Debt” for the carrying value and the principal balance of each debt instrument included in the table below.

	As of September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
1.5 Lien Notes	$—	$—	$315,790	$315,790
1.75 Lien Term Loans	—	—	322,561	322,561
Second Lien Term Loans	—	—	5,260	5,260
2018 Notes	20,394	—	—	20,394
2022 Notes	10,876	—	—	10,876
	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
1.5 Lien Notes	$—	$—	$232,276	$232,276
1.75 Lien Term Loans	—	—	372,186	372,186
Second Lien Term Loans	—	—	9,054	9,054
2018 Notes	4,658	—	—	4,658
2022 Notes	2,586	—	—	2,586

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

We have accumulated financial net deferred tax assets primarily due to losses arising from impairments to the carrying value of our oil and natural gas properties that are subject to valuation allowances. Our valuation allowances increased $37.4 million for the nine months ended September 30, 2018. As a result of cumulative financial operating losses, we have recognized net valuation allowances of approximately $880.9 million that have fully offset our net deferred tax assets as of September 30, 2018. The valuation allowances will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized. The valuation allowances do not impact future utilization of the underlying tax attributes.

The utilization of our NOLs to offset taxable income in future periods may be limited if we undergo an ownership change pursuant to the criteria in Section 382 of the Internal Revenue Code. Generally, an ownership change occurs for Section 382 purposes when the percentage of stock held by one or more five-percent shareholders increases by more than 50 percentage points over the lowest stock ownership held by such shareholders on any testing date within a three-year period. See further discussion of restrictions imposed by the Court on the trading of our equity securities to protect our use of NOLs in “Note 1. Organization and basis of presentation”. The Internal Revenue Code permits the exclusion of cancellation of debt income from taxable income if the discharge occurs during a Chapter 11 case. If this occurs, the amount of cancellation of debt income would reduce a company’s tax attributes unless it is offset by NOLs. The NOLs that are available to offset cancellation of debt income in a Chapter 11 case are not limited by Section 382 of the Internal Revenue Code. As of September 30, 2018, we had estimated NOLs of $2.3 billion.

There is an exception to the foregoing annual limitation rules for entities in bankruptcy that generally applies when “qualified creditors” of a debtor corporation receive, in respect of their claims, at least 50 percent of the voting rights and value of the equity of the reorganized debtor pursuant to a confirmed chapter 11 plan (the “382(l)(5) Exception”). Under the 382(l)(5) Exception, a debtor’s NOLs prior to the ownership change are not limited on an annual basis, but, instead, NOL carryforwards will be reduced by the amount of any interest deductions claimed during the three taxable years preceding the effective date of the plan of reorganization, and during the part of the taxable year prior to and including the effective date of the plan of reorganization, in respect of all debt converted into equity in the reorganization. If the 382(l)(5) Exception applies and the reorganized debtors undergo another “ownership change” within two years after the effective date of the plan of reorganization, then the reorganized debtors’ losses prior to the ownership change would effectively be eliminated in their entirety.

We currently believe the structure of the Plan would allow us to qualify for the 382(l)(5) Exception. If we are eligible for the 382(l)(5) Exception, we currently anticipate that we would not elect out of its application in order to preserve the Company’s tax attributes. However, our ability to qualify for the 382(l)(5) Exception is subject to further analysis and depends on our ability to consummate the Plan in substantially the same form as currently set forth, the actions of our creditors and the board of directors of the reorganized Company. Therefore, we cannot provide any assurance regarding the extent of limitations on the Company’s tax attributes upon emergence from bankruptcy.

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

As of December 31, 2017, we recognized a deferred tax liability of $4.5 million for tax-deductible goodwill. The deferred tax liability related to goodwill was considered to have an indefinite life based on the nature of the underlying asset and could not be offset under GAAP with a deferred tax asset with a definite life, such as NOLs. As a result of the Tax Act, deferred tax assets resulting from NOLs generated in taxable years subsequent to December 31, 2017 are considered to have an indefinite life. Therefore, we recognized an income tax benefit of $4.5 million during the nine months ended September 30, 2018 because we expect to be able to utilize deferred tax assets related to NOLs to offset the deferred tax liability related to goodwill.

11.Condensed consolidating financial statements

As of September 30, 2018, the majority of EXCO’s subsidiaries were guarantors under the DIP Credit Agreement, the indenture governing the 1.5 Lien Notes, the credit agreements governing the 1.75 Lien Term Loans and Second Lien Term Loans and the indentures governing the 2018 Notes and 2022 Notes. All of our unrestricted subsidiaries under the 1.5 Lien Notes, 1.75 Lien Term Loans and the indentures governing the 2018 Notes and 2022 Notes are considered non-guarantor subsidiaries.

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

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of September 30, 2018

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$53,191	$(9,960)	$23,732	$—	$66,963
Restricted cash	653	6,375	—	—	7,028
Other current assets	8,100	106,892	5,513	—	120,505
Total current assets	61,944	103,307	29,245	—	194,496
Equity investments	—	—	4,736	—	4,736
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	114,920	33,542	—	148,462
Proved developed and undeveloped oil and natural gas properties	334,688	2,899,762	72,881	—	3,307,331
Accumulated depletion	(330,776)	(2,477,099)	(4,299)	—	(2,812,174)
Oil and natural gas properties, net	3,912	537,583	102,124	—	643,619
Other property and equipment, net and other non-current assets	909	20,090	17,565	—	38,564
Investments in and (advances to) affiliates, net	338,948	—	—	(338,948)	—
Goodwill	13,293	149,862	—	—	163,155
Total assets	$419,006	$810,842	$153,670	$(338,948)	$1,044,570
Liabilities and shareholders’ equity
Current maturities of long-term debt	$473,364	$—	$—	$—	$473,364
Other current liabilities	22,534	70,016	6,341	—	98,891
Other long-term liabilities	—	14,615	10,125	—	24,740
Liabilities subject to compromise	967,158	524,467	—	—	1,491,625
Payable to parent	—	2,443,442	3,546	(2,446,988)	—
Total shareholders’ equity	(1,044,050)	(2,241,698)	133,658	2,108,040	(1,044,050)
Total liabilities and shareholders’ equity	$419,006	$810,842	$153,670	$(338,948)	$1,044,570

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$49,170	$(9,573)	$—	$—	$39,597
Restricted cash	—	15,271	—	—	15,271
Other current assets	22,697	90,265	—	—	112,962
Total current assets	71,867	95,963	—	—	167,830
Equity investments	—	—	14,181	—	14,181
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	118,652	—	—	118,652
Proved developed and undeveloped oil and natural gas properties	333,719	2,773,847	—	—	3,107,566
Accumulated depletion	(330,777)	(2,421,534)	—	—	(2,752,311)
Oil and natural gas properties, net	2,942	470,965	—	—	473,907
Other property and equipment, net and other non-current assets	892	20,382	—	—	21,274
Investments in and (advances to) affiliates, net	466,055	—	—	(466,055)	—
Goodwill	13,293	149,862	—	—	163,155
Total assets	$555,049	$737,172	$14,181	$(466,055)	$840,347
Liabilities and shareholders’ equity
Current maturities of long-term debt	$1,362,500	$—	$—	$—	$1,362,500
Other current liabilities	32,280	272,190	—	—	304,470
Derivative financial instruments - common share warrants	1,950	—	—	—	1,950
Other long-term liabilities	4,518	13,108	—	—	17,626
Payable to parent	—	2,447,586	—	(2,447,586)	—
Total shareholders’ equity	(846,199)	(1,995,712)	14,181	1,981,531	(846,199)
Total liabilities and shareholders’ equity	$555,049	$737,172	$14,181	$(466,055)	$840,347

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the Three Months Ended September 30, 2018

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$87,761	$5,779	$—	$93,540
Purchased natural gas and marketing	—	4,946	85	—	5,031
Total revenues	—	92,707	5,864	—	98,571
Costs and expenses:
Oil and natural gas production	—	16,585	731	—	17,316
Gathering and transportation	—	18,258	955	—	19,213
Purchased natural gas	—	3,776	—	—	3,776
Depletion, depreciation and amortization	75	18,533	2,005	—	20,613
Accretion of liabilities	—	234	318	—	552
General and administrative	(9,647)	14,448	1,314	—	6,115
Loss on Appalachia JV Settlement	—	—	240	—	240
Other operating items	—	(495)	120	—	(375)
Total costs and expenses	(9,572)	71,339	5,683	—	67,450
Operating income	9,572	21,368	181	—	31,121
Other income (expense):
Interest expense, net	(8,993)	—	—	—	(8,993)
Loss on derivative financial instruments - common share warrants	(287)	—	—	—	(287)
Other income	4	8	—	—	12
Reorganization items, net	(18,169)	—	—	—	(18,169)
Net income from consolidated subsidiaries	21,557	—	—	(21,557)	—
Total other income (expense)	(5,888)	8	—	(21,557)	(27,437)
Income before income taxes	3,684	21,376	181	(21,557)	3,684
Income tax expense	—	—	—	—	—
Net income	$3,684	$21,376	$181	$(21,557)	$3,684

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the Three Months Ended September 30, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$61,229	$—	$—	$61,229
Purchased natural gas and marketing	—	5,507	—	—	5,507
Total revenues	—	66,736	—	—	66,736
Costs and expenses:
Oil and natural gas production	—	12,259	—	—	12,259
Gathering and transportation	—	28,743	—	—	28,743
Purchased natural gas	—	5,388	—	—	5,388
Depletion, depreciation and amortization	88	13,430	—	—	13,518
Accretion of liabilities	—	221	—	—	221
General and administrative	(5,042)	15,077	—	—	10,035
Other operating items	—	1,714	—	—	1,714
Total costs and expenses	(4,954)	76,832	—	—	71,878
Operating income (loss)	4,954	(10,096)	—	—	(5,142)
Other income (expense):
Interest expense, net	(32,888)	—	—	—	(32,888)
Gain on derivative financial instruments - commodity derivatives	860	—	—	—	860
Gain on derivative financial instruments - common share warrants	18,286	—	—	—	18,286
Other income	13	12	—	—	25
Equity income	—	—	354	—	354
Net loss from consolidated subsidiaries	(9,730)	—	—	9,730	—
Total other income (expense)	(23,459)	12	354	9,730	(13,363)
Income (loss) before income taxes	(18,505)	(10,084)	354	9,730	(18,505)
Income tax expense	319	—	—	—	319
Net income (loss)	$(18,824)	$(10,084)	$354	$9,730	$(18,824)

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the Nine Months Ended September 30, 2018

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$258,809	$12,653	$—	$271,462
Purchased natural gas and marketing	—	15,477	226	—	15,703
Total revenues	—	274,286	12,879	—	287,165
Costs and expenses:
Oil and natural gas production	—	42,103	2,072	—	44,175
Gathering and transportation	—	58,164	2,335	—	60,499
Purchased natural gas	—	11,634	—	—	11,634
Depletion, depreciation and amortization	232	55,854	4,733	—	60,819
Accretion of liabilities	—	693	762	—	1,455
General and administrative	(25,970)	43,831	3,084	—	20,945
Gain on Appalachia JV Settlement	—	—	(119,237)	—	(119,237)
Other operating items	(35)	(1,181)	(166)	—	(1,382)
Total costs and expenses	(25,773)	211,098	(106,417)	—	78,908
Operating income	25,773	63,188	119,296	—	208,257
Other income (expense):
Interest expense, net	(25,981)	—	—	—	(25,981)
Loss on derivative financial instruments - commodity derivatives	(615)	—	—	—	(615)
Gain on derivative financial instruments - common share warrants	1,428	—	—	—	1,428
Other income	25	23	2	—	50
Equity income	—	—	179	—	179
Reorganization items, net	(78,260)	(309,197)	—	—	(387,457)
Net loss from consolidated subsidiaries	(126,509)	—	—	126,509	—
Total other income (expense)	(229,912)	(309,174)	181	126,509	(412,396)
Income (loss) before income taxes	(204,139)	(245,986)	119,477	126,509	(204,139)
Income tax benefit	(4,518)	—	—	—	(4,518)
Net income (loss)	$(199,621)	$(245,986)	$119,477	$126,509	$(199,621)

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
For the Nine Months Ended September 30, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$195,072	$—	$—	$195,072
Purchased natural gas and marketing	—	19,208	—	—	19,208
Total revenues	—	214,280	—	—	214,280
Costs and expenses:
Oil and natural gas production	—	35,822	—	—	35,822
Gathering and transportation	—	83,183	—	—	83,183
Purchased natural gas	—	18,193	—	—	18,193
Depletion, depreciation and amortization	224	36,424	—	—	36,648
Accretion of liabilities	—	648	—	—	648
General and administrative	(32,169)	45,225	—	—	13,056
Other operating items	577	2,492	—	—	3,069
Total costs and expenses	(31,368)	221,987	—	—	190,619
Operating income	31,368	(7,707)	—	—	23,661
Other income (expense):
Interest expense, net	(75,318)	(2)	—	—	(75,320)
Gain on derivative financial instruments - commodity derivatives	22,934	—	—	—	22,934
Gain on derivative financial instruments - common share warrants	146,585	—	—	—	146,585
Loss on restructuring of debt	(6,380)	—	—	—	(6,380)
Other income (expense)	14	(10)	—	—	4
Equity income	—	—	1,009	—	1,009
Net loss from consolidated subsidiaries	(6,710)	—	—	6,710	—
Total other income (expense)	81,125	(12)	1,009	6,710	88,832
Income (loss) before income taxes	112,493	(7,719)	1,009	6,710	112,493
Income tax expense	2,374	—	—	—	2,374
Net income (loss)	$110,119	$(7,719)	$1,009	$6,710	$110,119

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2018

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(18,946)	$122,746	$5,736	$—	$109,536
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(921)	(128,835)	14,450	—	(115,306)
Other	—	950	—	—	950
Advances/investments with affiliates	598	(4,144)	3,546	—	—
Net cash provided by (used in) investing activities	(323)	(132,029)	17,996	—	(114,356)
Financing Activities:
Borrowings under DIP Credit Agreement	156,406	—	—	—	156,406
Repayments under EXCO Resources Credit Agreement	(126,401)	—	—	—	(126,401)
Debt financing costs and other	(6,062)	—	—	—	(6,062)
Net cash provided by financing activities	23,943	—	—	—	23,943
Net increase (decrease) in cash, cash equivalents and restricted cash	4,674	(9,283)	23,732	—	19,123
Cash, cash equivalents and restricted cash at beginning of period	49,170	5,698	—	—	54,868
Cash, cash equivalents and restricted cash at end of period	$53,844	$(3,585)	$23,732	$—	$73,991

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(9,637)	$60,744	$—	$—	$51,107
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(1,011)	(114,663)	—	—	(115,674)
Proceeds from disposition of property and equipment	—	25	—	—	25
Net changes in amounts due to joint ventures	—	(9,498)	—	—	(9,498)
Advances/investments with affiliates	(79,406)	79,406	—	—	—
Net cash used in investing activities	(80,417)	(44,730)	—	—	(125,147)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	163,401	—	—	—	163,401
Repayments under EXCO Resources Credit Agreement	(265,592)	—	—	—	(265,592)
Proceeds received from issuance of 1.5 Lien Notes, net	295,530	—	—	—	295,530
Payments on Second Lien Term Loans	(11,602)	—	—	—	(11,602)
Debt financing costs and other	(22,077)	—	—	—	(22,077)
Net cash provided by financing activities	159,660	—	—	—	159,660
Net increase (decrease) in cash, cash equivalents and restricted cash	69,606	16,014	—	—	85,620
Cash, cash equivalents and restricted cash at beginning of period	24,610	(4,392)	—	—	20,218
Cash, cash equivalents and restricted cash at end of period	$94,216	$11,622	$—	$—	$105,838

12.Subsequent events

As of September 30, 2018, we had withheld $28.5 million in revenues owed to Shell as a result of a dispute regarding the failure of Shell Energy North America (US) LP ("Shell Energy"), a subsidiary of Shell, to pay us for the sale of natural gas. We entered into a settlement agreement with Shell on September 17, 2018 that was approved by the Court on October 1, 2018. Under the terms of the settlement agreement:

•
EXCO will pay a total of $22.5 million to Shell, including $9.0 million within 15 days following the approval of the settlement agreement by the Court, $9.0 million within 45 days following the approval of the Court, and the remaining $4.5 million on or before the effective date of the plan of reorganization. Upon payment in full of these amounts, Shell shall release EXCO from any further liability related to the withheld revenues;

•
EXCO will commence the completion of four wells that were previously drilled in North Louisiana no later than November 15, 2018, and subsequently commence the completion of three additional wells that were previously drilled in North Louisiana;

•
EXCO shall assume the joint development agreement with Shell for the East Texas/ North Louisiana joint venture as part of the bankruptcy proceedings and any defaults occurring thereunder are deemed to be satisfied; and

•
Shell shall not challenge EXCO’s right to serve as operator under the joint development agreement for the East Texas/ North Louisiana joint venture for the remaining term through January 1, 2020, subject to certain exceptions.

The settlement agreement does not prevent us from asserting any claim, cross-claim, defense, or other cause of action against Shell Energy, nor does the settlement agreement prevent Shell Energy from asserting any claim, cross-claim, defense, or other cause of action against us. Furthermore, the settlement agreement provides that it shall not affect any proof of claim that Shell Energy filed in the Chapter 11 Cases. As of September 30, 2018, we had a receivable of approximately $33.4 million related to the sales of natural gas to Shell Energy in East Texas and North Louisiana for the months of November and December 2017. Shell Energy is withholding payment as a means to satisfy their demands of reasonable assurance of performance under a natural gas sales agreement. We believe the request for adequate assurance was unreasonable and unjustified under the terms of the agreement and these amounts have been improperly withheld by Shell Energy. On March 7, 2018, the Court approved the rejection of the aforementioned natural gas sales agreement with Shell Energy and we recorded a liability of $41.5 million in “Liabilities subject to compromise” related to our current estimate of the allowed claim. See further discussion regarding this dispute with Shell Energy in the 2017 Form 10-K and other periodic filings with the SEC.

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

•	our ability to obtain the requisite number of votes required to obtain confirmation of the contemplated plan of reorganization or an alternative restructuring transaction;

•	our ability to maintain compliance with debt covenants and to meet debt service obligations associated with the DIP Credit Agreement;

•	our ability to obtain exit financing in order to consummate the contemplated plan of reorganization or an alternative restructuring transaction;

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

Our revenues, operating results and financial condition depend substantially on prevailing prices for oil and natural gas and the availability of capital from our debtor-in-possession credit agreement (“DIP Credit Agreement”) and other sources. Declines in oil or natural gas prices may have a material adverse effect on our financial condition, Liquidity, results of operations, the amount of oil or natural gas that we can produce economically and the ability to fund our operations.

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
Recent developments

Chapter 11 Cases

On January 15, 2018 (“Petition Date”), the Company and certain of its subsidiaries, including EXCO Services, Inc., EXCO Partners GP, LLC, EXCO GP Partners OLP, LP, EXCO Partners OLP GP, LLC, EXCO Operating Company, LP, EXCO Midcontinent MLP, LLC, EXCO Holding (PA), Inc., EXCO Production Company (PA), LLC, EXCO Resources (XA), LLC, EXCO Production Company (WV), LLC, EXCO Land Company, LLC, EXCO Holding MLP, Inc., Raider Marketing, LP and Raider Marketing GP, LLC (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (“Court”). The cases are being jointly administered under the caption In Re EXCO Resources, Inc., Case No. 18-30155 (MI) (“Chapter 11 Cases”). The Court has granted all of the first day motions filed by the Debtors that were designed primarily to minimize the impact of the Chapter 11 Cases on our operations, customers and employees. The Debtors continue to operate their businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. The Debtors expect to continue operations without interruption during the pendency of the Chapter 11 Cases.

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

For the duration of the Chapter 11 Cases, our operations and ability to develop and execute our business plan are subject to risks and uncertainties associated with the Chapter 11 Cases. As a result of these risks and uncertainties, our assets, liabilities, shareholders’ equity, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in this quarterly report on Form 10-Q may not accurately reflect our operations, properties and capital plans following the conclusion of the Chapter 11 Cases. See further discussion of the impact of the bankruptcy proceedings as part of “Note 1. Organization and basis of presentation” in the Notes to our Condensed Consolidated Financial Statements.

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

As of the Petition Date, we adjusted the carrying value of our indebtedness to the estimated amount that will be allowed as claims in the Chapter 11 Cases. These amounts represent our current estimate and may materially differ from actual future settlement amounts paid. As of September 30, 2018, the carrying value for each of our debt instruments approximates the principal amount. The corresponding expense associated with the adjustments was recorded as “Reorganization items, net” on our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2018.

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

Rejection of executory contracts

Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Court and fulfillment of certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a breach as of the Petition Date of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but may give rise to a general unsecured claim against the Company or the applicable Filing Subsidiaries for damages caused by such rejection. Our estimate of allowable claims related to the executory contracts and unexpired leases approved for rejection by the Court was recorded as “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet as of September 30, 2018 and the corresponding expense was recorded as “Reorganization items, net” in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2018.

During March 2018, the Court approved the rejection of certain executory contracts related to the sale, marketing and transportation of natural gas in the North Louisiana region. We expect our realized natural gas price differentials and transportation expenses to improve in the future as a result of the rejection of these contracts.

On March 1, 2018, the Debtors filed a motion to reject an agreement to deliver an aggregate minimum volume commitment of natural gas production in East Texas and North Louisiana to certain gathering systems owned by Azure Midstream Energy, LLC and TGG Pipeline, Ltd. (collectively, “Azure”) through November 30, 2018.  The motion was abated on May, 8, 2018 and on May 16, 2018, EXCO Operating Company, LP and Raider Marketing, LP commenced an adversary proceeding (Adv. Proc. No. 18-03096) against Azure to establish that the minimum volume commitment agreement is severable from the base gathering agreement between the parties.  The Debtors and the contract counterparties each filed various dispositive motions that were heard by the Court on August 9, 2018. The parties have engaged in settlement discussions related to this matter; however, there can be no assurance the parties will be able to reach an agreement. Any settlement reached between the parties would have to be approved by the Court.

On August 9, 2018, the Court approved the rejection of the office lease for our corporate headquarters in Dallas, Texas. We subsequently entered into a new lease for a reduced amount of square footage in the same office building with a term through December 31, 2022. We expect our rent expense included within general and administrative expenses to decrease in the future as a result of the rejection of this contract.
Plan of Reorganization

On October 1, 2018, the Debtors filed a Settlement Joint Chapter 11 Plan of Reorganization (the “Plan”) and related Disclosure Statement with the Court. On November 5, 2018, the Court authorized us to solicit acceptances of the Plan and approved the Disclosure Statement and other related solicitation materials and procedures necessary to approve the Plan. We are currently in the process of soliciting votes with respect to the Plan. A hearing to consider confirmation of the Plan is scheduled to be held on December 10, 2018 in the Court (the “Confirmation Hearing”). If the Plan is ultimately confirmed by the Court, the Debtors would emerge from bankruptcy pursuant to the terms of the Plan. See further discussion of the key proposed restructuring elements contemplated in the Plan and the confirmation process in “Note 1. Organization and basis of presentation” in the Notes to our Condensed Consolidated Financial Statements.

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

Accounting during bankruptcy

We have applied Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”), in the preparation of these Condensed Consolidated Financial Statements. For periods subsequent to the Chapter 11 filings, ASC 852 requires the financial statements to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred during the bankruptcy proceedings, including losses related to executory contracts that have been approved for rejection by the Court, and adjustments to the carrying value of certain indebtedness are recorded as “Reorganization items, net” on the Condensed Consolidated Statement of Operations. In addition, pre-petition obligations that may be impacted by the Chapter 11 process have been classified on the Condensed Consolidated Balance Sheet as of September 30, 2018 as “Liabilities subject to compromise.” See further discussion of the impact of the application of ASC 852 as part of “Note 1. Organization and basis of presentation” in the Notes to our Condensed Consolidated Financial Statements.

Our results of operations

A summary of key financial data for the three and nine months ended September 30, 2018 and 2017 related to our results of operations is presented below:

	Three Months Ended September 30,		Quarter to quarter change	Nine Months Ended September 30,		Period to period change
(dollars in thousands, except per unit prices)	2018	2017		2018	2017
Production:
Oil (Mbbls)	377	276	101	989	910	79
Natural gas (Mmcf)	24,780	20,178	4,602	76,090	58,964	17,126
Total production (Mmcfe) (1)	27,042	21,834	5,208	82,024	64,424	17,600
Average daily production (Mmcfe)	294	237	57	300	236	64
Revenues before commodity derivative financial instrument activities:
Oil	$27,243	$12,906	$14,337	$67,854	$43,403	$24,451
Natural gas	66,297	48,323	17,974	203,608	151,669	51,939
Total oil and natural gas revenues	93,540	61,229	32,311	271,462	195,072	76,390
Purchased natural gas and marketing	5,031	5,507	(476)	15,703	19,208	(3,505)
Total revenues	$98,571	$66,736	$31,835	$287,165	$214,280	$72,885
Commodity derivative financial instruments:
Gain (loss) on derivative financial instruments - commodity derivatives	$—	$860	$(860)	$(615)	$22,934	$(23,549)
Average sales price (before cash settlements of commodity derivative financial instruments):
Oil (per Bbl)	$72.26	$46.76	$25.50	$68.61	$47.70	$20.91
Natural gas (per Mcf)	2.68	2.39	0.29	2.68	2.57	0.11
Natural gas equivalent (per Mcfe)	3.46	2.80	0.66	3.31	3.03	0.28
Costs and expenses:
Oil and natural gas operating costs	$13,010	$9,215	$3,795	$31,792	$25,928	$5,864
Production and ad valorem taxes	4,306	3,044	1,262	12,383	9,894	2,489
Gathering and transportation	19,213	28,743	(9,530)	60,499	83,183	(22,684)
Purchased natural gas	3,776	5,388	(1,612)	11,634	18,193	(6,559)
Depletion	20,255	13,297	6,958	59,862	35,858	24,004
Depreciation and amortization	358	221	137	957	790	167
General and administrative (2)	6,115	10,035	(3,920)	20,945	13,056	7,889
Interest expense, net	8,993	32,888	(23,895)	25,981	75,320	(49,339)
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$0.48	$0.42	$0.06	$0.39	$0.40	$(0.01)
Production and ad valorem taxes	0.16	0.14	0.02	0.15	0.15	—
Gathering and transportation	0.71	1.32	(0.61)	0.74	1.29	(0.55)
Depletion	0.75	0.61	0.14	0.73	0.56	0.17
Depreciation and amortization	0.01	0.01	—	0.01	0.01	—
Net income (loss)	$3,684	$(18,824)	$22,508	$(199,621)	$110,119	$(309,740)

(1)	Mmcfe is calculated by converting one barrel of oil into six Mcf of natural gas.

(2)
Equity-based compensation included in general and administrative expense was expense of $0.5 million and income of $0.9 million for the three months ended September 30, 2018 and 2017, respectively, and expense of $1.5 million and income of $11.2 million for the nine months ended September 30, 2018 and 2017, respectively.

The following is a discussion of our financial condition and results of operations for the three and nine months ended September 30, 2018 and 2017. The comparability of our results of operations for the three and nine months ended September 30, 2018 and 2017 was affected by:

•	changes in general and administrative expenses as a result of legal and professional fees incurred in connection with the restructuring process;

•
rejection of certain executory contracts as part of the Chapter 11 Cases related to the sale, marketing and transportation of natural gas in the North Louisiana region, and the office lease for our corporate headquarters;

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

Oil and natural gas production, revenues and prices

The following table presents our production, revenue and average sales prices for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018			2017			Quarter to quarter change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
North Louisiana	17,280	$47,806	$2.77	13,768	$35,544	$2.58	3,512	$12,262	$0.19
East Texas	2,648	6,991	2.64	3,736	9,716	2.60	(1,088)	(2,725)	0.04
South Texas	2,253	27,177	12.06	1,865	11,574	6.21	388	15,603	5.85
Appalachia and other	4,861	11,566	2.38	2,465	4,395	1.78	2,396	7,171	0.60
Total	27,042	$93,540	$3.46	21,834	$61,229	$2.80	5,208	$32,311	$0.66

	Nine Months Ended September 30,
	2018			2017			Period to period change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
North Louisiana	54,398	$151,204	$2.78	37,764	$100,351	$2.66	16,634	$50,853	$0.12
East Texas	8,457	23,313	2.76	12,752	36,078	2.83	(4,295)	(12,765)	(0.07)
South Texas	5,945	67,557	11.36	6,053	41,098	6.79	(108)	26,459	4.57
Appalachia and other	13,224	29,388	2.22	7,855	17,545	2.23	5,369	11,843	(0.01)
Total	82,024	$271,462	$3.31	64,424	$195,072	$3.03	17,600	$76,390	$0.28

Production for the three and nine months ended September 30, 2018 increased by 5.2 Bcfe, or 23.9%, and 17.6 Bcfe, or 27.3%, as compared to the same period in 2017. Significant components of the changes in production were a result of:

•
Increased production of 3.5 Bcfe and 16.6 Bcfe for the three and nine months ended September 30, 2018, respectively, in the North Louisiana region, primarily due to 11 gross (6.7 net) operated wells turned-to-sales in the first quarter of 2018. There were no operated wells turned-to-sales in the first quarter of 2017 and 4 gross (3.5 net) operated wells turned-to-sales in second quarter of 2017.

•
Decreased production of 1.1 Bcfe and 4.3 Bcfe for the three and nine months ended September 30, 2018, respectively, in the East Texas region, primarily due to natural production declines as we have not turned an operated well to sales in the region since the first quarter of 2016.

•
Increased production of 0.4 Bcfe for the three months ended September 30, 2018 and decreased production of 0.1 Bcfe for the nine months ended September 30, 2018 in the South Texas region. We turned-to-sales to 9 gross (8.6 net) operated wells in the first half of 2018. Prior to the first quarter of 2018, the most recent operated well turned-to-sales in this region was in the fourth quarter of 2015. During the three months ended September 30, 2018, our production was significantly impacted by wells shut-in as a result of nearby completion activity.

•
Increased production of 2.4 Bcfe and 5.4 Bcfe for the three and nine months ended September 30, 2018, respectively, in the Appalachia region, primarily due to the acquisition of additional interests in the Appalachia JV Settlement and 1 gross (0.9 net) operated well turned-to-sales in the first quarter of 2018. The last well that turned to sales in the Appalachia region prior to the first quarter of 2018 was in late 2015.

Oil and natural gas revenues for the three months ended September 30, 2018 increased by $32.3 million, or 52.8%, as compared to the same period in 2017. The increase in revenues was primarily due to an increase in production and higher oil and natural gas prices. Our average natural gas sales price increased 12.1% to $2.68 per Mcf for the three months ended September 30, 2018 from $2.39 per Mcf for the three months ended September 30, 2017, primarily due to higher market prices and improved natural gas differentials as a result of the rejection of certain executory contracts for the sale and marketing of natural gas in the North Louisiana region. Our average oil sales price per Bbl increased 54.5% to $72.26 per Bbl for the three months ended September 30, 2018 from $46.76 per Bbl for the three months ended September 30, 2017, primarily due to higher market prices.

Oil and natural gas revenues for the nine months ended September 30, 2018 increased by $76.4 million, or 39.2%, as compared to the same period in 2017. The increase in revenues was primarily the result of an increase in oil prices and an increase in production. Our average natural gas sales price increased 4.3% to $2.68 per Mcf for the nine months ended September 30, 2018 from $2.57 per Mcf for the nine months ended September 30, 2017, primarily due to improved natural gas price differentials as a result of the rejection of certain executory contracts for the sale and marketing of natural gas in the North Louisiana region. Our average sales price of oil per Bbl increased 43.8% to $68.61 per Bbl for the nine months ended September 30, 2018 from $47.70 per Bbl for the nine months ended September 30, 2017, primarily due to higher market prices.

Purchased natural gas and marketing revenues

Purchased natural gas and marketing revenues include revenues we receive as a result of selling natural gas purchased from third parties and marketing fees we receive from third parties. Purchased natural gas and marketing revenues for the three months ended September 30, 2018 decreased by $0.5 million, or 8.6%, as compared to the same period in 2017. Purchased natural gas and marketing revenues for the nine months ended September 30, 2018 decreased by $3.5 million, or 18.2%, as compared to the same period in 2017. The decrease for the three and nine months ended September 30, 2018 was primarily due to lower marketing fees charged to third parties and lower volumes purchased. The decrease in marketing fees charged to third parties was primarily due to an increase in our average working interests in production from operated wells compared to the same period in prior year.

Oil and natural gas operating costs

The following tables present our oil and natural gas operating costs for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018			2017			Quarter to quarter change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$4,741	$1,789	$6,530	$3,582	$1,917	$5,499	$1,159	$(128)	$1,031
East Texas	840	977	1,817	1,049	17	1,066	(209)	960	751
South Texas	3,650	6	3,656	2,303	2	2,305	1,347	4	1,351
Appalachia and other	810	197	1,007	345	—	345	465	197	662
Total	$10,041	$2,969	$13,010	$7,279	$1,936	$9,215	$2,762	$1,033	$3,795

	Three Months Ended September 30,
	2018			2017			Quarter to quarter change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$0.27	$0.10	$0.37	$0.26	$0.14	$0.40	$0.01	$(0.04)	$(0.03)
East Texas	0.32	0.37	0.69	0.28	—	0.28	0.04	0.37	0.41
South Texas	1.62	—	1.62	1.23	—	1.23	0.39	—	0.39
Appalachia and other	0.17	0.04	0.21	0.14	—	0.14	0.03	0.04	0.07
Total	$0.37	$0.11	$0.48	$0.33	$0.09	$0.42	$0.04	$0.02	$0.06

	Nine Months Ended September 30,
	2018			2017			Period to period change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$13,348	$2,014	$15,362	$10,000	$2,333	$12,333	$3,348	$(319)	$3,029
East Texas	2,692	1,627	4,319	3,476	814	4,290	(784)	813	29
South Texas	9,120	77	9,197	8,052	4	8,056	1,068	73	1,141
Appalachia and other	2,486	428	2,914	1,241	8	1,249	1,245	420	1,665
Total	$27,646	$4,146	$31,792	$22,769	$3,159	$25,928	$4,877	$987	$5,864

	Nine Months Ended September 30,
	2018			2017			Period to period change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$0.25	$0.04	$0.29	$0.26	$0.06	$0.32	$(0.01)	$(0.02)	$(0.03)
East Texas	0.32	0.19	0.51	0.27	0.06	0.33	0.05	0.13	0.18
South Texas	1.53	0.01	1.54	1.33	—	1.33	0.20	0.01	0.21
Appalachia and other	0.19	0.03	0.22	0.16	—	0.16	0.03	0.03	0.06
Total	$0.34	$0.05	$0.39	$0.35	$0.05	$0.40	$(0.01)	$—	$(0.01)

Oil and natural gas operating costs for the three and nine months ended September 30, 2018 increased by $3.8 million and $5.9 million, or 41.2% and 22.6%, respectively as compared to the same period in 2017, primarily due to higher variable costs as a result of increased production and the acquisition of Shell’s interests in the Appalachia JV Settlement. Oil and natural gas operating costs increased from $0.42 per Mcfe for the three months ended September 30, 2017 to $0.48 per Mcfe for the three months ended September 30, 2018. The increase on a per Mcfe basis was primarily due to higher preventative maintenance costs associated with offset completion activities. Oil and natural gas operating costs decreased from $0.40 per Mcfe for the nine months ended September 30, 2017 to $0.39 per Mcfe for the nine months ended September 30, 2018. The decrease on a per Mcfe basis was primarily due to increased production in relation to certain fixed oil and natural gas operating costs.

Production and ad valorem taxes

The following table presents our production and ad valorem taxes on a percentage of revenue basis and per Mcfe basis for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018			2017
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
North Louisiana	$1,627	3.4%	$0.09	$1,916	5.4%	$0.14
East Texas	114	1.6%	0.04	176	1.8%	0.05
South Texas	2,145	7.9%	0.95	775	6.7%	0.42
Appalachia and other	420	3.6%	0.09	177	4.0%	0.07
Total	$4,306	4.6%	$0.16	$3,044	5.0%	$0.14

	Nine Months Ended September 30,
	2018			2017
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
North Louisiana	$5,069	3.4%	$0.09	$5,174	5.2%	$0.14
East Texas	682	2.9%	0.08	801	2.2%	0.06
South Texas	5,045	7.5%	0.85	3,473	8.5%	0.57
Appalachia and other	1,587	5.4%	0.12	446	2.5%	0.06
Total	$12,383	4.6%	$0.15	$9,894	5.1%	$0.15

Production and ad valorem taxes for the three and nine months ended September 30, 2018 increased by $1.3 million and $2.5 million or 41.5% and 25.2%, respectively, as compared to the same period in 2017. The increase was primarily due to an increase in oil prices of 54.5% and 43.8%, respectively, for the three and nine months ended September 30, 2018. The increase in oil prices primarily impacted properties located in our South Texas region because production taxes are based on a fixed percentage of gross value of production sold. In addition, we incurred higher assessments for the impact fee required to be paid to the Commonwealth of Pennsylvania. The increase in the impact fee was primarily due to higher natural gas market prices and the additional interests in oil and natural gas properties acquired as a result of the Appalachia JV Settlement.

Gathering and transportation

Gathering and transportation expenses for the three months ended September 30, 2018 decreased by $9.5 million, or 33.2%, as compared to the same period in 2017. Gathering and transportation expenses for the nine months ended September 30, 2018 decreased by $22.7 million, or 27.3%, as compared to the same period in 2017. Gathering and transportation expenses were $0.71 per Mcfe for the three months ended September 30, 2018 as compared to $1.32 per Mcfe for the same period in 2017. Gathering and transportation expenses were $0.74 per Mcfe for the nine months ended September 30, 2018 as compared to $1.29 per Mcfe for the same period in 2017. The decreases were primarily due to the impact of the rejection of executory contracts for the transportation of natural gas in the North Louisiana region that occurred in the first quarter of 2018.

Purchased natural gas expenses

Purchased natural gas expenses are purchases of natural gas from third parties plus the related costs of transportation. Purchased natural gas expenses for the three and nine months ended September 30, 2018 decreased by $1.6 million and $6.6 million or 29.9% and 36.1%, respectively, as compared to the same period in 2017. The decrease was primarily due to lower volumes purchased and lower transportation costs as a result of the rejection of executory contracts for the transportation of natural gas in the North Louisiana region.

Depletion, depreciation and amortization

Depletion, depreciation and amortization for the three and nine months ended September 30, 2018 increased from the same period in 2017 primarily due to an increase in depletion expense of $7.0 million and $24.0 million, or 52.3% and 66.9%, respectively. The increase in depletion expense was primarily due to an increase in production and higher depletion rate. On a per Mcfe basis, the depletion rate for the three months ended September 30, 2018 was $0.75 per Mcfe, compared to $0.61 per Mcfe in the same period in 2017. The depletion rate for the nine months ended September 30, 2018 was $0.73 per Mcfe, compared to $0.56 per Mcfe in the same period in 2017. The increase in the depletion rate was primarily due to the additional costs associated with our development of the South Texas and North Louisiana regions. In particular, the development of oil producing assets in South Texas results in a higher depletion rate when calculated on per Mcfe basis compared to the rest of our properties.

Impairment of oil and natural gas properties

We did not record an impairment to our oil and natural gas properties for the three and nine months ended September 30, 2018 and 2017. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.

General and administrative

The following table presents our general and administrative expenses for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2018	2017	Quarter to quarter change	2018	2017	Period to period change
General and administrative expenses:
Gross general and administrative expenses	$10,666	$17,040	$(6,374)	$35,606	$41,826	$(6,220)
Technical services and service agreement charges	(913)	(1,675)	762	(3,336)	(4,573)	1,237
Operator overhead reimbursements	(3,494)	(3,782)	288	(10,527)	(10,860)	333
Capitalized salaries	(678)	(682)	4	(2,253)	(2,130)	(123)
General and administrative expenses, excluding equity-based compensation	5,581	10,901	(5,320)	19,490	24,263	(4,773)
Gross equity-based compensation	565	(707)	1,272	1,770	(10,355)	12,125
Capitalized equity-based compensation	(31)	(159)	128	(315)	(852)	537
General and administrative expenses	$6,115	$10,035	$(3,920)	$20,945	$13,056	$7,889

General and administrative expenses for the three months ended September 30, 2018 decreased by $3.9 million compared to the same period in 2017. General and administrative expenses for the nine months ended September 30, 2018 increased by $7.9 million compared to the same period in 2017. Significant components of the changes in general and administrative expenses were a result of:

•
Higher equity-based compensation of $1.4 million and $12.7 million for the three and nine months ended September 30, 2018, primarily due to income in prior year of $1.3 million and $15.0 million, respectively, related to a significant decline in the fair value of the warrants issued to Energy Strategic Advisory Services LLC (“ESAS”). This was partially offset by a decrease in equity-based compensation of $2.8 million for the nine months ended September 30, 2018 due to the discontinuation of grants of share-based compensation to employees and lower employee headcount.

•
Increased personnel costs of $3.6 million for nine months ended September 30, 2018. The increase was primarily due to higher bonus expense during the current year, partially offset by lower headcount. The increase in bonus expense was due to the adoption of new cash-based retention and incentive plans in connection with our restructuring activities. The cash-based retention and incentive plans are intended to replace grants under the equity-based incentive plans. As a result, cash-based personnel costs increased and equity-based compensation expense decreased.

•
Decreased consulting and contract labor costs of $0.8 million and $2.4 million for the three and nine months ended September 30, 2018, respectively, primarily due to the suspension of the services and investment agreement with ESAS that was effective November 9, 2017.

•
Decreased legal and professional fees of $4.2 million and $4.7 million for the three and nine months ended September 30, 2018, respectively. Our legal and professional fees during 2017 primarily consisted of legal, financial and restructuring advisors engaged to evaluate strategic alternatives. Any legal and professional fees incurred subsequent to the Petition Date are classified as “Reorganization items, net” on the Condensed Consolidated Statement of Operations.

•
Decreased overhead reimbursement, technical services and service agreement charges of $1.1 million and $1.6 million for the three and nine months ended September 30, 2018, respectively. The decreases are primarily a result of lower recoveries from third parties due to the acquisition of our joint venture partner’s interests in the Appalachia JV Settlement.

•
Decreased information technology costs of $0.5 million and $1.0 million for the three and nine months ended September 30, 2018, respectively. The decreases are primarily due to the renegotiation of certain software licensing agreements.

•
Decreased various other gross general and administrative expenses of $0.9 million and $1.9 million for the three and nine months ended September 30, 2018, respectively. These decreases reflect our continued efforts to reduce our general and administrative costs.

Interest expense, net

Interest expense, net for the three and nine months ended September 30, 2018 decreased $23.9 million and $49.3 million, respectively, from the same periods in 2017. The decreases were primarily due to the suspension of interest accrued on certain instruments subsequent to the Petition Date. As a result of the bankruptcy proceedings, the Court limited post-petition interest on certain indebtedness that may be under-secured or unsecured. On February 22, 2018, the Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement and the 1.5 Lien Notes. We continued to accrue and pay interest on the DIP Credit Agreement and the 1.5 Lien Notes subsequent to the Petition Date. We accrued interest on 1.75 Lien Term Loans, Second Lien Term Loans, 2018 Notes and 2022 Notes through the Petition Date with no interest accrued subsequent to the Petition Date. See “Note 8. Debt” in the Notes to our Condensed Consolidated Financial Statements for additional information.

Gain (loss) on derivative financial instruments - commodity derivatives

Our oil and natural gas derivative financial instruments resulted in a net gain of $0.9 million for the three months ended September 30, 2017. Our oil and natural gas derivative financial instruments resulted in a net loss of $0.6 million and a net gain of $22.9 million for the nine months ended September 30, 2018 and 2017, respectively. In January 2018, the counterparty to our remaining open swap contracts early terminated the outstanding contracts effective January 31, 2018. As a result, we did not have any outstanding oil and natural gas derivative financial instruments subsequent to the termination of these contracts.

The following table presents our oil and natural gas prices, before and after the impact of the cash settlement of our commodity derivatives:

	Three Months Ended September 30,			Nine Months Ended September 30,
Average realized pricing:	2018	2017	Quarter to quarter change	2018	2017	Period to period change
Natural gas (per Mcf):
Net price, excluding derivatives	$2.68	$2.39	$0.29	$2.68	$2.57	$0.11
Cash receipts (payments) on derivatives	—	0.03	(0.03)	0.01	(0.09)	0.10
Net price, including derivatives	$2.68	$2.42	$0.26	$2.69	$2.48	$0.21
Oil (per Bbl):
Net price, excluding derivatives	$72.26	$46.76	$25.50	$68.61	$47.70	$20.91
Cash receipts (payments) on derivatives	—	0.30	(0.30)	—	0.08	(0.08)
Net price, including derivatives	$72.26	$47.06	$25.20	$68.61	$47.78	$20.83
Natural gas equivalent (per Mcfe):
Net price, excluding derivatives	$3.46	$2.80	$0.66	$3.31	$3.03	$0.28
Cash receipts (payments) on derivatives	—	0.03	(0.03)	0.01	(0.08)	0.09
Net price, including derivatives	$3.46	$2.83	$0.63	$3.32	$2.95	$0.37

Our total cash payments for the three months ended September 30, 2017 were $0.6 million, or $0.03 per Mcfe. Our total cash receipts for the nine months ended September 30, 2018 were $0.5 million, or $0.01 per Mcfe, compared to cash payments of $5.0 million, or $0.08 per Mcfe, for the nine months ended September 30, 2017.

Gain on derivative financial instruments - common share warrants

Pursuant to FASB ASC Topic 815, Derivatives and Hedging, (“ASC 815”), we account for the 2017 Warrants as derivative financial instruments and carry the warrants as a non-current liability at their fair value, with the increase or decrease in fair value being recognized in earnings. These warrants are measured at fair value on a recurring basis until the date of exercise or the date of expiration. On January 16, 2018, affiliates of Fairfax surrendered all of their rights to the 2017 Warrants, which had entitled them rights to purchase in aggregate up to 10,824,376 common shares at $13.95 per share and 1,725,576 common shares at $0.01 per share. During the three and nine months ended September 30, 2018, we recorded a loss of $0.3 million and a gain $1.4 million, respectively, primarily due to the cancellation of warrants by Fairfax and changes in EXCO’s share price. During the three and nine months ended September 30, 2017, we recorded gains of $18.3 million and $146.6 million, respectively, primarily due to a decrease in EXCO’s share price.

Reorganization items, net

Pursuant to ASC 852, any costs directly related to an entity’s bankruptcy proceedings are presented separately as reorganization items. We recorded a net loss on reorganization items of $18.2 million for the three months ended September 30, 2018, which was comprised of $3.0 million related to the rejection of the office lease for our corporate headquarters and $15.2 million of legal and professional fees related to the bankruptcy proceedings. We recorded a net loss on reorganization items of $387.5 million for the nine months ended September 30, 2018 primarily due to the rejection of executory contracts of $312.2 million, legal and professional fees of $44.8 million and the acceleration of deferred financing costs, debt discounts and deferred reductions in carrying value of debt instruments of $30.5 million. The losses associated with the rejection of executory contracts and adjustments to the carrying value of debt instruments are based on our current estimate of the allowable claims and may differ from actual claims or future settlement amounts paid. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. See “Note 1. Organization and basis of presentation” in the Notes to our Condensed Consolidated Financial Statements for additional information.

Loss on restructuring and extinguishment of debt

For the nine months ended September 30, 2017, we recorded a loss on restructuring of debt of $6.4 million related to the transaction costs associated with the exchange of Second Lien Term Loans for 1.75 Lien Term Loans.

Equity income

Equity income was $0.4 million for the three months ended September 30, 2017. Equity income was $0.2 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively. We acquired the remaining ownership interests in OPCO and Appalachia Midstream as a result of the Appalachia JV Settlement on February 27, 2018. Prior to the settlement, we accounted for our ownership interests in OPCO and Appalachia Midstream as equity method investments. As a result of the settlement, OPCO and Appalachia Midstream are wholly owned subsidiaries and are consolidated within our financial results.

Income taxes

During the three months ended September 30, 2018, we did not recognize any income tax expense. During the three months ended September 30, 2017, we recognized income tax expense of $0.3 million. During the nine months ended September 30, 2018 and 2017, we recognized an income tax benefit of $4.5 million and income tax expense of $2.4 million, respectively. The following table presents our income tax benefit and expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2018	2017	Quarter to quarter change	2018	2017	Period to period change
Income tax (benefit) expense:
Current income tax (benefit) expense	$—	$(709)	$709	$—	$(709)	$709
Deferred income tax (benefit) expense	—	1,028	(1,028)	(4,518)	3,083	(7,601)
Total income tax (benefit) expense	$—	$319	$(319)	$(4,518)	$2,374	$(6,892)

Deferred income tax benefit during the nine months ended September 30, 2018 related to changes in a deferred tax liability for tax-deductible goodwill. As of December 31, 2017, we recognized a deferred tax liability of $4.5 million for tax-deductible goodwill. The deferred tax liability related to goodwill was considered to have an indefinite life based on the nature of the underlying asset and could not be offset under GAAP with a deferred tax asset with a definite life, such as net operating loss carryforwards (“NOLs”). As a result of the Tax Cuts and Jobs Act (“Tax Act”), deferred tax assets resulting from NOLs generated in taxable years subsequent to December 31, 2017 are considered to have an indefinite life. Therefore, we recognized an income tax benefit of $4.5 million during the three months ended March 31, 2018 because we expect to be able to utilize deferred tax assets related to NOLs to offset the deferred tax liability related to goodwill. We recognized deferred income tax expense of $0.3 million and $3.1 million during the three and nine months ended September 30, 2017, respectively, for changes in the deferred tax liability related to tax-deductible goodwill with an indefinite life that could not be offset by NOLs that were considered to have a definite life prior to the enactment of the Tax Act.

Our net deferred tax assets have been fully reserved with valuation allowances. Our accumulated valuation allowance as of September 30, 2018 was approximately $880.9 million and has fully offset our net deferred tax assets. We will continue to recognize deferred tax valuation allowances until the realization of deferred benefits becomes more-likely-than-not.

The effective income tax rates, excluding the impact of the valuation allowances, would have been 73.9% and 20.5% for the three and nine months ended September 30, 2018, respectively, and 9.1% and 87.0% for the three and nine months ended September 30, 2017, respectively. The effective tax rates, excluding the impact of the valuation allowance, differ from the statutory tax rates primarily due to permanent differences between the amounts recorded for financial reporting purposes and the amounts used for income tax purposes. The lower effective tax rate for the nine months ended September 30, 2018 was primarily due to the lower enacted tax rate under the Tax Act.

Our Liquidity, capital resources and capital commitments
Overview

Our primary sources of capital resources and Liquidity (defined as cash and restricted cash plus the unused borrowing base under the DIP Credit Agreement) have historically consisted of internally generated cash flows from operations, borrowings under certain credit agreements, issuances of debt securities, dispositions of non-strategic assets, joint ventures and the capital markets when conditions are favorable. Our ability to issue additional indebtedness, dispose assets, enter into joint ventures or access the capital markets may be substantially limited or nonexistent during the Chapter 11 Cases and will require court approval in most instances. Accordingly, our Liquidity will depend mainly on cash generated from operating activities and available funds under the DIP Credit Agreement. Factors that could impact our Liquidity, capital resources and capital commitments include the following:

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

•	our ability to obtain exit financing on favorable terms in order to consummate the Plan or an alternative restructuring transaction;

•	the level of planned drilling activities;

•	the results of our ongoing drilling programs;

•	potential acquisitions and/or dispositions of oil and natural gas properties or other assets;

•	the integration of acquisitions of oil and natural gas properties or other assets;

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

Recent events affecting Liquidity
On January 15, 2018, the Company and the Filing Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On January 22, 2018, we closed the DIP Credit Agreement, which includes an initial borrowing base of $250.0 million. Proceeds from the DIP Credit Agreement were used to repay all obligations outstanding under the EXCO Resources Credit Agreement and will provide additional liquidity to fund our operations during the Chapter 11 process. We have limited our 2018 forecasted capital expenditures to $152.0 million in order to preserve our Liquidity during the pendency of the bankruptcy process. Our Liquidity was $155.6 million as of September 30, 2018. We believe our cash flow from operations, borrowing capacity under the DIP Credit Agreement and cash on hand will provide sufficient Liquidity during the bankruptcy process. We expect to incur significant costs associated with the bankruptcy process, including legal, financial and restructuring advisors to the Company and certain of our creditors. Additionally, the DIP Credit Agreement matures on January 22, 2019 unless we are able to extend the maturity by obtaining a waiver or consent from the DIP Lenders. Therefore, our ability to obtain confirmation of a successful plan of reorganization in a timely manner is critical to ensuring our Liquidity is sufficient during the bankruptcy process.
The Plan provides for a reorganization of the Debtors as a going concern with a significant reduction in indebtedness and improved capital structure. The Debtors shall fund distributions under the Plan with: (i) cash on hand; (ii) a new revolving credit facility (“Exit Facility”); (iii) a new second lien debt instrument; (iv) the equity in the reorganized Company; and (v) the proceeds from carriers of directors’ and officers’ liability insurance coverage related to the Debtors. Our ability to consummate the Plan is dependent upon our ability to issue the Exit Facility and a new second lien debt instrument. We are currently engaged in discussions with financial institutions regarding the potential issuance of the Exit Facility and a new second lien debt instrument. There can be no assurance the exit financing required to consummate the Plan will be available or, if available, offered on acceptable terms. See further discussion of the key proposed restructuring elements contemplated in the Plan and the confirmation process in “Note 1. Organization and basis of presentation” in the Notes to our Condensed Consolidated Financial Statements. The primary sources of liquidity for the reorganized Company are expected to consist of internally generated cash flows from operations and available borrowings under the Exit Facility. The capital structure proposed in the Plan is expected to provide us with sufficient liquidity and financial flexibility in order to execute our business plan.

The following table presents our Liquidity and outstanding principal balances of our debt as of September 30, 2018:

(in thousands)	September 30, 2018
DIP Credit Agreement	$156,406
1.5 Lien Notes	316,958
1.75 Lien Term Loans	708,926
Second Lien Term Loans	17,246
2018 Notes	131,576
2022 Notes	70,169
Total debt	$1,401,281
Net debt	$1,327,290
Borrowing base	$250,000
Unused borrowing base (1)	$81,600
Cash (2)	$73,991
Unused borrowing base plus cash	$155,591

(1)	Net of $12.0 million in letters of credit at September 30, 2018.

(2)	Includes restricted cash of $7.0 million at September 30, 2018.
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

As of September 30, 2018, we were in compliance with all of the covenants under the DIP Credit Agreement. The DIP Credit Agreement contains events of default, including: (i) conversion of the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code and (ii) appointment of a trustee, examiner or receiver in the Chapter 11 Cases. The DIP Credit Agreement will mature on the earliest of (a) 12 months from the initial borrowings on January 22, 2018, (b) the effective date of a plan of reorganization in the Chapter 11 Cases and (c) the date of termination of all revolving commitments and/or the acceleration of the obligations under the DIP Facilities following an event of default. The DIP Credit Agreement provided us with an option to extend the maturity of the DIP Facilities to the date that is 18 months from the initial borrowing date if certain conditions are met. These conditions included a requirement to file a plan of reorganization with the Court no later than July 1, 2018. We did not file a plan of reorganization with the Court prior to July 1, 2018; therefore, an extension of the DIP Facilities beyond the original maturity date would require a waiver or consent from the DIP Lenders. See further discussion of the DIP Credit Agreement in “Note 8. Debt” in the Notes to our Condensed Consolidated Financial Statements.

Capital expenditures
Our 2018 forecasted capital expenditures of $152.0 million are focused primarily on the development of the Haynesville and Eagle Ford shales. During 2018, we revised our original capital budget for 2018 to reflect the impact of non-consent elections by partners in certain of our operated wells, drill additional wells in South Texas with attractive rates of return, and complete additional wells that were previously drilled during prior year in North Louisiana based on a settlement agreement with a joint venture partner. The development of the Haynesville shale in North Louisiana includes drilling 1 gross (0.7 net) operated well and completing 11 gross (6.7 net) operated wells. The completion activities in North Louisiana primarily include wells drilled in prior year. Based on the settlement agreement reached with a joint venture partner in the fourth quarter of 2018, we agreed to commence the completion of 4 gross (1.2 net) wells that were previously drilled in North Louisiana no later than November 15, 2018, and subsequently commence the completion of 3 gross (2.2 net) additional wells that were previously drilled in North Louisiana. These wells are not expected to be completed and turn-to-sales until the first quarter of 2019.
Our development program for the Eagle Ford shale includes drilling 14 gross (11.3 net) operated wells and completing 16 gross (12.9 net) operated wells that will preserve the value of certain acreage with leasehold obligations and provide attractive rates of return. Our drilling and completion activities include $21.0 million to participate in the development of non-operated wells. In addition, we plan to spend a limited amount of capital on maintenance and leasehold costs.
For the nine months ended September 30, 2018, our capital expenditures totaled $124.4 million, of which $118.1 million was primarily related to development capital expenditures. Our development activities in North Louisiana included drilling 1 gross (0.7 net) operated well and completing 11 gross (6.7 net) operated wells in the Haynesville shale. The forecasted development activities in North Louisiana for the remainder of 2018 will primarily consist of the completion of wells that were previously drilled in prior year. Our development activities in South Texas included drilling 14 gross (11.3 net) operated wells and completing 9 gross (8.6 net) operated wells in the Eagle Ford shale. We expect to complete 7 gross (4.3 net) operated wells in South Texas in the fourth quarter of 2018. In addition, we turned-to-sales 1 gross (0.9 net) operated Marcellus shale well in Northeast Pennsylvania that was previously awaiting the connection of a pipeline.
The following table presents our capital expenditures for the nine months ended September 30, 2018 and our forecasted capital expenditures for the remainder of 2018:

	Nine Months Ended September 30, 2018	October - December 2018 Forecast	2018 Forecasted Capital Expenditures
(in thousands)
Capital expenditures:
Lease purchases and seismic	$476	$1,524	$2,000
Development capital expenditures	118,093	21,907	140,000
Field operations, gathering and water pipelines	918	3,082	4,000
Corporate and other	4,875	1,125	6,000
Total	$124,362	$27,638	$152,000

Historical sources and uses of funds
Net increases (decreases) in cash are summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$109,536	$51,107
Net cash used in investing activities	(114,356)	(125,147)
Net cash provided by financing activities	23,943	159,660
Net increase in cash	$19,123	$85,620

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

For the nine months ended September 30, 2018, our net cash provided by operating activities was $109.5 million as compared to net cash provided by operating activities of $51.1 million for the nine months ended September 30, 2017. The increase in cash provided by operating activities was primarily due to increases in revenues, reductions in operating expenses and favorable changes in working capital. As a result of the bankruptcy proceedings, we experienced favorable changes in working capital during the nine months ended September 30, 2018 due to the deferral of payments that are subject to the approval of the Court, our creditors or confirmation of a plan of reorganization. See “Note 1. Organization and basis of presentation” in the Notes to our Condensed Consolidated Financial Statements for further discussion of the impact of the Chapter 11 Cases.

Investing activities

Our investing activities consist primarily of drilling and development expenditures, acquisitions and divestitures. For the nine months ended September 30, 2018, our net cash used in investing activities was $114.4 million, which primarily consisted of development activities focused on the North Louisiana and South Texas regions of $130.1 million. This is partially offset by $14.8 million of cash held by OPCO and Appalachia Midstream that was acquired as a result of the Appalachia JV Settlement. For the nine months ended September 30, 2017, our net cash used in investing activities was $125.1 million, which primarily consisted of development activities in the North Louisiana region.

Financing activities

For the nine months ended September 30, 2018, our net cash provided by financing activities was $23.9 million. Proceeds from the DIP Credit Agreement were used to repay all obligations outstanding under the EXCO Resources Credit Agreement and will provide additional liquidity to fund our operations during the Chapter 11 process. In addition, we spent $6.1 million of financing costs related to issuance of the DIP Facilities. See “Note 8. Debt” in the Notes to our Condensed Consolidated Financial Statements for further discussion of the DIP Facilities.

For the nine months ended September 30, 2017, our net cash provided by financing activities was $159.7 million primarily due to $295.5 million of net proceeds from the 1.5 Lien Notes, which we used to repay borrowings under the EXCO Resources Credit Agreement. We subsequently had net borrowings of $126.4 million under the EXCO Resources Credit Agreement, which exhausted our remaining unused commitments under the EXCO Resources Credit Agreement. In addition, we used cash to pay $22.1 million of costs primarily related to debt restructuring activities during the first quarter of 2017, and we made payments of $11.6 million on a portion of the Second Lien Term Loans, which reduced its carrying value.

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

Off-balance sheet arrangements

As of September 30, 2018, we had no arrangements or any guarantees of off-balance sheet debt to third parties.

Contractual obligations and commercial commitments

As of December 31, 2017, our contractual obligations and commercial commitments primarily consisted of debt instruments; sales, marketing, gathering and transportation agreements; and leases of office space and certain equipment. The filing of the Chapter 11 Cases constituted an event of default that accelerated our obligations under the following debt instruments: (i) EXCO Resources Credit Agreement; (ii) 1.5 Lien Notes; (iii) 1.75 Lien Term Loans; (iv) 2018 Notes; and (v) 2022 Notes. In addition, we were in default under the Second Lien Term Loans as a result of our failure to make interest payments. Any efforts to enforce such payment obligations under the debt instruments are automatically stayed as a result of the commencement of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. As of the Petition Date, we adjusted the carrying value of our indebtedness to the estimated amount that will be allowed as claims in the Chapter 11 Cases. On January 22, 2018, proceeds from the DIP Credit Agreement were used to repay all obligations outstanding under the EXCO Resources Credit Agreement. On February 22, 2018, the Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement and the 1.5 Lien Notes. We accrued interest on the 1.75 Lien Term Loans, Second Lien Term Loans, 2018 Notes and 2022 Notes through Petition Date, with no interest accrued subsequent to the Petition Date. The 1.75 Lien Term Loans, Second Lien Term Loans, 2018 Notes and 2022 Notes have been reclassified as “Liabilities subject to compromise” on the Condensed Consolidated Balance Sheet as of September 30, 2018.

During March 2018, the Court approved the rejection of certain executory contracts related to the sale, marketing and transportation of natural gas in the North Louisiana region. The rejection of these executory contracts was treated as a breach as of the Petition Date and relieved us from performing future obligations under such contract but is expected to result in a general unsecured claim against certain of the Debtors for damages caused by such rejection. On August 9, 2018, the Court approved the rejection of the office lease for our corporate headquarters in Dallas, Texas. We subsequently entered into a new lease for a reduced amount of square footage in the same office building with a term through December 31, 2022.

Our estimate of allowable claims related to the executory contracts approved for rejection by the Court was recorded as “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet as of September 30, 2018. See “Item 1. Legal Proceedings” for further discussion regarding the adversary proceeding related to an agreement to deliver an aggregate minimum volume commitment of natural gas production in East Texas and North Louisiana to certain gathering systems owned by Azure through November 30, 2018.

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

During the Chapter 11 Cases, our ability to enter into commodity derivative contracts covering estimated future production is limited under the DIP Credit Agreement. We are only permitted to enter into commodity derivative contracts with lenders under the DIP Credit Agreement. As a result, we may not be able to enter into commodity derivative contracts covering our production in future periods on favorable terms or at all. If we cannot or choose not to enter into commodity derivative contracts in the future, we could be more affected by changes in commodity prices. Our inability to hedge the risk of low commodity prices in the future, on favorable terms or at all, could have a material adverse impact on our business, financial condition and results of operations. Our exposure to commodity price fluctuations will increase in 2018 due to lower oil and natural gas volumes covered by derivative contracts compared to historical levels. For the three and nine months ended September 30, 2018, a $1.00 decrease in the average commodity price per Mcfe would have resulted in a decrease in oil and natural gas revenues, excluding the impact of commodity derivative financial instruments, of approximately $27.0 million and $82.0 million, respectively.

Interest rate risk

Our exposure to interest rate changes relates primarily to borrowings under the DIP Credit Agreement. Interest is payable on borrowings under the DIP Credit Agreement based on a floating rate as more fully described in “Note 8. Debt” in the Notes to our Condensed Consolidated Financial Statements. At September 30, 2018, we had $156.4 million in borrowings outstanding under the DIP Credit Agreement. A 1.0% increase in interest rates (100 bps) based on the variable borrowings as of September 30, 2018 would result in an increase in our interest expense of approximately $1.6 million per year. The interest rate we pay on these borrowings is set periodically based upon market rates. The interest rates on the 1.5 Lien Notes, 1.75 Lien Term Loans, Second Lien Terms Loans, 2018 Notes, and 2022 Notes are fixed and not subject to change based on fluctuations in interest rates. Furthermore, fluctuations in interest rates may affect the terms and availability of exit financing that will be required to consummate the contemplated plan of reorganization or an alternative restructuring transaction.

Item 4.     Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Exchange Act, EXCO’s management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that EXCO’s disclosure controls and procedures were effective as of September 30, 2018 to ensure that information that is required to be disclosed by EXCO in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to EXCO’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in EXCO’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, EXCO’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various litigation matters in both the ordinary course of business and in connection with the Chapter 11 Cases.

Enterprise and Acadian contract litigation

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

On July 20, 2018, the Debtors filed an objection to all proofs of claim filed by Enterprise (“Enterprise Claims Objection”), and on October 22, 2018, filed a motion seeking summary judgment in favor of the Debtors on account thereof. On October 5, 2018, Enterprise filed a response to the Enterprise Claims Objection and a motion seeking the Court’s abstention therefrom (“Enterprise Abstention Motion”). On October 29, 2018, the Debtors and Bluescape each filed an objection to the Enterprise Abstention Motion.

Shell natural gas sales contract litigation

On March 29, 2018, the Court entered an order granting our motion to dismiss without prejudice the adversary proceeding we had initiated against Shell Energy North America (US) LP (“Shell Energy”), a subsidiary of Shell, regarding Shell Energy’s failure to pay us for sales of natural gas. As described in “Note 12. Subsequent events” to our Condensed Consolidated Financial Statements, we entered into a settlement agreement with a wholly owned subsidiary of Royal Dutch Shell, plc related to revenues that we withheld in response to the aforementioned actions by Shell Energy. The settlement agreement does not prevent us from asserting any claim, cross-claim, defense, or other cause of action against Shell Energy.

Azure minimum volume commitment litigation

On March 1, 2018, the Debtors filed a motion to reject an agreement to deliver an aggregate minimum volume commitment of natural gas production in East Texas and North Louisiana to certain gathering systems owned by Azure Midstream Energy, LLC and TGG Pipeline, Ltd. (collectively, “Azure”) through November 30, 2018.  The motion was abated on May, 8, 2018 and on May 16, 2018, EXCO Operating Company, LP and Raider Marketing, LP commenced an adversary proceeding under Adv. Proc. No. 18-03096.  The Debtors initiated this adversary proceeding against Azure to establish that the minimum volume commitment agreement is severable from the base gathering agreement between the parties.  The Debtors and the contract counterparties each filed various dispositive motions that were heard by the Court on August 9, 2018. The parties have engaged in settlement discussions related to this matter; however, there can be no assurance the parties will be able to reach an agreement. Any settlement reached between the parties would have to be approved by the Court.

Natural gas flaring application

In January 2018, we commenced the flaring of natural gas produced in our South Texas region pursuant to temporary flare permits. In May 2018, we went before the Texas Railroad Commission at a hearing regarding a requested extension of the permits to continue such flaring (the “Flaring Application”) for up to two-years, the maximum time allowable. We expect that a final ruling by the Texas Railroad Commission on the Flaring Application will be issued in the first quarter of 2019.

Item 1A.	Risk Factors

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

To emerge successfully from Court protection as a viable entity, we must meet certain statutory requirements with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a reorganization plan and fulfill other statutory conditions for confirmation of such a plan. Although the Court has approved the Disclosure Statement with respect to the Plan and solicitation of the Plan has commenced, solicitation is not complete and other requirements and statutory conditions necessary for confirmation of the Plan have not yet been satisfied. While the Confirmation Hearing has been scheduled for December 10, 2018, it is possible that hearing could be delayed. It is also possible that the Court will not confirm the Plan.

Creditors may not vote in favor of our Plan, and certain parties in interest may file further objections to the Plan in an effort to persuade the Court that we have not satisfied the confirmation requirements under the Bankruptcy Code. Even if the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Court, which can exercise substantial discretion, may not confirm the Plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class.

Therefore, the outcome of our Chapter 11 process is subject to a high degree of uncertainty and is dependent upon factors outside of our control, including actions of the Court and our creditors. If the Plan is not confirmed by the Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims. We would likely incur significant costs in connection with developing and seeking approval of an alternative plan of reorganization, which might not be supported by any of the current debt holders, various statutory committees or other stakeholders. If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity. There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 Cases or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 Cases.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, or market conditions deteriorate, our plan may be unsuccessful in its execution.

Any plan of reorganization that we may implement will affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to:

•	changes in the price of oil and natural gas, including our increased exposure since none of our estimated future production is currently covered by commodity derivative contracts;

•	our ability to obtain adequate liquidity and financing sources, including acceptable terms for the Exit Facility or new second lien debt instrument as contemplated by the Plan;

•	our ability to maintain the confidence of our vendors, customers and joint interest partners in our viability as a continuing entity and to attract and retain sufficient business with them;

•	our ability to retain key employees; and

•	the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets.

Adverse changes in any of these factors could materially affect the successful reorganization of our businesses. Accordingly, the Plan or any alternative Chapter 11 plan of reorganization may not enable us to achieve our goals or continue as a going concern.

In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

Upon emergence from bankruptcy, the composition of our board of directors will change significantly.

The composition of our board of directors is expected to change significantly following the Chapter 11 Cases. Any new directors may have different backgrounds, experiences and perspectives from those individuals who previously served on the board and, thus, may have different views on the issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

Our oil production in the South Texas region may be curtailed if we are not able to find an operational or commercial solution for the associated natural gas production

In our South Texas region, the primary purchaser of our natural gas allegedly terminated a long-term natural gas sales contract on May 31, 2017. As a result, our ability to transport or sell the natural gas from this region continues to be limited due to the existing infrastructure and we may experience significant curtailments of production in the future if we cannot find an operational or commercial solution. After the alleged termination of the long-term natural gas sales contract, we have either sold natural gas on short-term sales contracts or flared natural gas in order to avoid significant curtailments of our oil production. However, our ability and the costs associated with entering into natural gas sales contracts in the future are highly uncertain.

As described in “Item 1. Legal Proceedings”, we have submitted a request to the Texas Railroad Commission for an extension of the permits to continue the aforementioned flaring of natural gas for up to two years, the maximum time allowable. If the Flaring Application is denied or, in the future, we are unable, for any sustained period, to secure acceptable delivery or transportation arrangements or encounter production related difficulties, we may be required to shut-in or curtail production of both oil and natural gas from the affected wells in the South Texas region. Any such shut-in or curtailment or an inability to obtain acceptable terms for delivery of the oil and natural gas produced from our fields, would materially and adversely affect our cash flows and results of operations. We continue to evaluate alternatives, including construction of a Company-owned gathering system or the negotiation of a new gathering agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered equity securities

There were no sales of unregistered equity securities during the quarter ended September 30, 2018 that were not previously reported on a Current Report on Form 8-K.

Issuer repurchases of common shares

We did not repurchase any common shares during the quarter ended September 30, 2018.

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

4.20	Form of Financing Warrant, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

4.21	Form of Commitment Fee Warrant, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

4.22	Form of Amendment Fee Warrant, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated March 15, 2017 and filed on March 15, 2017 and incorporated by reference herein.

10.1
Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.2
Form of Incentive Stock Option Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.3
Form of Nonqualified Stock Option Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 14, 2007 and filed on November 16, 2007 and incorporated by reference herein.*

10.4
Form of Restricted Stock Award Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated August 4, 2011 and filed on August 10, 2011 and incorporated by reference herein.*

10.5
Form of Restricted Stock Award Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q (File No. 001-32743) for the Quarter Ended June 30, 2013 filed on August 7, 2013 and incorporated by reference herein.*

10.6
Form of Restricted Stock Award Agreement for Named Executive Officers for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2015 filed on July 27, 2015 and incorporated by reference herein.*

10.7
Form of Performance-Based Restricted Stock Unit Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated June 30, 2014 and filed on July 3, 2014 and incorporated by reference herein.*

10.8
Form of Performance-Based Share Unit Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 1, 2015 and filed on July 8, 2015 and incorporated by reference herein.*

10.9
Form of Performance-Based Share Unit Agreement for Named Executive Officers for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 1, 2015 and filed on July 8, 2015 and incorporated by reference herein.*

10.10
Form of Performance-Based Share Unit Agreement for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 1, 2016 and filed on July 6, 2016 and incorporated by reference herein.*

10.11
Form of Performance-Based Share Unit Agreement for Named Executive Officers for the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K, dated July 1, 2016 and filed on July 6, 2016 and incorporated by reference herein.*

10.12
Fourth Amended and Restated EXCO Resources, Inc. Severance Plan, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated March 16, 2011 and filed on March 22, 2011 and incorporated by reference herein.*

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

10.20
Amendment Number One to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, filed as an exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated June 4, 2009 and filed on June 10, 2009 and incorporated by reference herein.*

10.21
Amendment Number Two to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, dated as of October 6, 2011, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated October 6, 2011 and filed on October 7, 2011 and incorporated by reference herein.*

10.22
Amendment Number Three to the EXCO Resources, Inc. Amended and Restated 2005 Long-Term Incentive Plan, dated as of June 11, 2013, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated June 11, 2013 and filed on June 12, 2013 and incorporated by reference herein.*

10.23
EXCO Resources, Inc. 2017-2018 Key Employee Incentive Plan, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2017 filed on November 7, 2017 and incorporated by reference herein.*

10.24
Form of Retention Bonus Agreement for Key Employees, filed as an Exhibit to EXCO’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2017 filed on November 7, 2017 and incorporated by reference herein.*

10.25
Form of Incentive Payment Agreement, filed as an Exhibit to EXCO's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2017 filed on November 7, 2017 and incorporated by reference herein.*

10.26
Joint Development Agreement, dated August 14, 2009, by and among BG US Production Company, LLC, EXCO Operating Company, LP and EXCO Production Company, LP, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated August 11, 2009 and filed on August 17, 2009 and incorporated by reference herein.

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

10.58
MVC Letter Agreement, dated November 15, 2013, among BG US Production Company, LLC, BG US Gathering Company, LLC, EXCO Operating Company, LP, Azure Midstream Energy LLC (formerly known as TGGT Holdings, LLC) and TGG Pipeline, Ltd, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated November 15, 2013 and filed on November 21, 2013 and incorporated by reference herein.

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

EXCO RESOURCES, INC.
(Registrant)

Date:	November 13, 2018	/s/ Harold L. Hickey
Harold L. Hickey
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Tyler S. Farquharson
Tyler S. Farquharson
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Brian N. Gaebe
Brian N. Gaebe
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)