Form 10-K
period 2018-12-31
EXCO RESOURCES INC
filed 2019-03-18
CIK 316300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
Registrant’s telephone number, including area code: (214) 368-2084
Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act: Common Shares, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 8, 2019, the registrant had 21,584,514 outstanding common shares, par value $0.001 per share, which is its only class of common shares. As of the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares held by non-affiliates was approximately $1,501,809.
______________________________

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file an amendment on Form 10-K/A not later than 120 days after the close of the fiscal year ended December 31, 2018. Portions of such amendment will be incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

Bankruptcy proceedings under Chapter 11

On January 15, 2018 ("Petition Date"), the Company and certain of its subsidiaries, including EXCO Services, Inc., EXCO Partners GP, LLC, EXCO GP Partners OLP, LP, EXCO Partners OLP GP, LLC, EXCO Operating Company, LP, EXCO Midcontinent MLP, LLC, EXCO Holding (PA), Inc., EXCO Production Company (PA), LLC, EXCO Resources (XA), LLC, EXCO Production Company (WV), LLC, EXCO Land Company, LLC, EXCO Holding MLP, Inc., Raider Marketing, LP, Raider Marketing GP, LLC (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (“Court”). The Chapter 11 cases are being jointly administered under the caption In Re EXCO Resources, Inc., Case No. 18-30155 (MI) ("Chapter 11 Cases"). The Court granted all of the first day motions filed by the Debtors that were designed primarily to minimize the impact of the Chapter 11 proceedings on our operations, customers and employees. We will continue to operate our businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. We expect to continue our operations without interruption during the pendency of the Chapter 11 proceedings.

DIP Credit Agreement

On January 22, 2018, we closed a debtor-in-possession credit agreement (“DIP Credit Agreement”) with lenders including affiliates of Fairfax Financial Holdings Limited (“Fairfax”), Bluescape Resources Company LLC (“Bluescape”) and JPMorgan Chase Bank, N.A. (collectively the “DIP Lenders”). The DIP Credit Agreement includes a senior secured debtor-in-possession revolving credit facility in an aggregate principal amount of $125.0 million (“Revolver A Facility”) and a senior secured debtor-in-possession revolving credit facility in an aggregate principal amount of $125.0 million (“Revolver B Facility”, and together with the Revolver A Facility, the “DIP Facilities”). Proceeds from the DIP Facilities were used to repay all obligations outstanding under our previous revolving credit agreement ("EXCO Resources Credit Agreement") and will provide additional liquidity to fund our operations during the Chapter 11 Cases. On January 15, 2019, we entered into an amendment to the DIP Credit Agreement to extend the maturity date from January 22, 2019 to May 22, 2019. See further discussion of the DIP Credit Agreement in “Note 5. Debt” in the Notes to our Consolidated Financial Statements.

Impact on our indebtedness

The commencement of the Chapter 11 Cases constituted an event of default that accelerated our obligations under the EXCO Resources Credit Agreement, senior secured 1.5 lien notes due March 20, 2022 (“1.5 Lien Notes”), senior secured 1.75 lien term loans due October 26, 2020 (“1.75 Lien Term Loans”), senior unsecured notes due September 15, 2018 (“2018 Notes”), and senior unsecured notes due April 15, 2022 (“2022 Notes”). These debt instruments provide that as a result of the commencement of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments are automatically stayed as a result of the commencement of the Chapter 11 Cases, and the creditors’ rights of enforcement with respect to the debt instruments are subject to the applicable provisions of the Bankruptcy Code. On February 22, 2018, the Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement and the 1.5 Lien Notes. See further discussion of the impact in “Note 5. Debt” in the Notes to our Consolidated Financial Statements.

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

During March 2018, the Court approved the rejection of certain executory contracts related to the sale, marketing and transportation of natural gas in the North Louisiana region. On November 19, 2018, the Court approved an agreement to settle any claims related to a minimum volume commitment for gathering services in the East Texas and North Louisiana regions.

On August 9, 2018, the Court approved the rejection of the office lease for our corporate headquarters in Dallas, Texas. We subsequently entered into a new lease for a reduced amount of square footage in the same office building with a term through December 31, 2022. See further discussion of the impact of the rejection and settlement of executory contracts as part of “Note 1. Organization and basis of presentation” in the Notes to our Consolidated Financial Statements.

Status of plan of reorganization

On October 1, 2018, the Debtors filed a Settlement Joint Chapter 11 Plan of Reorganization (the “October 2018 Plan”) and related Disclosure Statement with the Court. As is customary in bankruptcy proceedings, the Debtors subsequently filed amendments to the October 2018 Plan and related Disclosure Statement with the Court. The distributions under the October 2018 Plan were expected to be funded with: (i) cash on hand; (ii) a new revolving credit facility; (iii) a new second lien debt instrument; (iv) the equity in the reorganized Company; and, (v) the D&O Proceeds, as defined below.

On November 5, 2018, the Court authorized us to solicit acceptances of the October 2018 Plan and approved the Disclosure Statement and other related solicitation materials and procedures necessary to approve the October 2018 Plan. Simultaneous with the solicitation process, we initiated a marketing process for the issuance of the new revolving credit facility and the new second lien debt instrument. During the course of the marketing process, oil prices experienced a significant decline and overall market conditions worsened. As a result, we were not able to obtain the exit financing required to consummate the October 2018 Plan. On February 15, 2019, the Court approved a motion to extend the filing exclusivity period through April 1, 2019 and the solicitation exclusivity period through May 31, 2019.

On March 8, 2019, the Debtors filed a Second Amended Joint Chapter 11 Plan of Reorganization (“March 2019 Plan”) and related Disclosure Statement with the Court. The March 2019 Plan provides for either a reorganization of the Debtors as a going concern or the sale of the Debtors’ assets (“All Asset Sale”). The Debtors will make a final determination regarding which path to pursue by the date of the hearing to approve the Disclosure Statement. The March 2019 Plan included the following key elements:

•
Holders of the DIP Credit Agreement will receive payment in full in cash with proceeds from either a new revolving credit facility (“Exit Facility”) or, in the event of an All Asset Sale, proceeds from the sale of assets;

•
Holders of allowed 1.5 Lien Notes claims will receive either their pro rata share of a new mandatorily convertible security or, in the event of an All Asset Sale, the liens securing such allowed claim;

•
Holders of allowed 1.75 Lien Term Loans claims will receive either their pro rata share of the equity in the reorganized Company representing the value attributable to encumbered assets or, in the event of an All Asset Sale, the liens securing such allowed claim;

•
Holders of the Second Lien Term Loans, 2018 Notes, 2022 Notes, allowed general unsecured claims and deficiency claims associated with the 1.75 Lien Term Loans will receive either their pro rata share of equity in the reorganized Company representing the value attributable to unencumbered assets, or in the event of an All Asset Sale, proceeds attributable to the sale of the unencumbered assets (“Unsecured Claims Recovery”);

•	Holders of existing equity interests in EXCO shall not receive a distribution and the equity interests will be deemed canceled, discharged, released and extinguished; and

•
The carriers of directors’ and officers’ liability insurance coverage related to the Debtors will contribute $13.4 million (“D&O Proceeds”) to the Debtors in exchange for full and final settlement of potential claims and causes of action against current and former directors and officers.

The March 2019 Plan does not release the Debtors or holders of claims of the 1.5 Lien Notes and 1.75 Lien Term Loans from certain causes of action. The litigation of these causes of action will be managed by a trustee appointed by the committee of unsecured creditors of the Debtors and will not occur until after the confirmation of the March 2019 Plan. If any of the disputed claims are successfully prosecuted, this could materially impact the aforementioned recoveries for holders of allowed claims. If some or all of the 1.5 Lien Notes claims or 1.75 Lien Term Loans claims are deemed to be unsecured claims following the successful prosecution of a secured claims challenge, the holders of such 1.5 Lien Notes claims and 1.75 Lien Term Loans claims will receive their pro rata share of the Unsecured Claims Recovery. We have not received consents from any creditors in support of the March 2019 Plan. Therefore, our ability to confirm the March 2019 Plan is subject to a high degree of uncertainty.

For the duration of the Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to risks and uncertainties associated with Chapter 11 proceedings described in "Item 1A. Risk Factors”. As a result of these risks and uncertainties, our assets, liabilities, shareholders' equity, officers and/or directors could be significantly different following the conclusion of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in this annual report may not accurately reflect our operations, properties and capital plans following the Chapter 11 Cases. See further discussion of the Chapter 11 Cases in "Note 1. Organization and basis of presentation" in the Notes to our Consolidated Financial Statements.

Summary of geographic areas of operations

The following tables set forth summary operating information attributable to our principal geographic areas of operation as of December 31, 2018:

Areas	Total Proved Reserves (Bcfe) (1)	PV-10 (in millions) (1) (2)	Average daily net production (Mmcfe/d) (3)
North Louisiana	285.5	$280.0	163
East Texas	59.4	58.0	24
South Texas	90.1	304.9	28
Appalachia and other	225.6	114.5	51
Total	660.6	$757.4	266

Areas	Total gross acreage	Total net acreage
North Louisiana	101,400	55,500
East Texas	110,000	41,100
South Texas	100,800	48,500
Appalachia and other	382,200	342,800
Total	694,400	487,900

(1)	The total Proved Reserves and PV-10 as of December 31, 2018 were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC").

(2)
The PV-10 data used in this table was based on reference prices using the simple average of the spot prices for the trailing 12 month period using the first day of each month beginning on January 1, 2018 and ending on December 1, 2018, of $3.10 per Mmbtu for natural gas and $65.56 per Bbl for oil, in each case adjusted for geographical and historical differentials. Market prices for oil and natural gas are volatile (see “Item 1A. Risk Factors - Risks Relating to Our Business”). We believe that PV-10, while not a financial measure in accordance with generally accepted accounting principles in the United States ("GAAP"), is an important financial measure used by investors and independent oil and natural gas producers for evaluating the relative significance of oil and natural gas properties and acquisitions due to tax characteristics which can differ significantly among comparable companies. The total Standardized Measure, a measure recognized under GAAP, as of December 31, 2018 was $757.4 million. The Standardized Measure represents the PV-10 after giving effect to income taxes and is calculated in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 932, Extractive Activities, Oil and Gas ("ASC 932"). Our tax basis in the associated properties exceeded the pre-tax cash inflows and, as a result, there is no difference in Standardized Measure and PV-10 for all years presented. The amount of estimated future plugging and abandonment costs, the PV-10 of these costs and the Standardized Measure were determined by us.

(3)	The average daily net production rate was calculated based on the average daily rate during the final month of the year ended December 31, 2018.

Our development and exploitation project areas

Appalachia
Marcellus/Utica Shale
East Texas - North Louisiana
Haynesville/Bossier Shale
South Texas
Eagle Ford Shale

East Texas and North Louisiana

Our operations in East Texas and North Louisiana are focused on the Haynesville and Bossier shales, which are primarily located in Shelby, Harrison, Panola, San Augustine and Nacogdoches Counties in Texas and DeSoto and Caddo Parishes in Louisiana. Our acreage in this region is predominantly held-by-production. The Haynesville shale is located at depths of 12,000 to 14,500 feet and is being developed with horizontal wells that typically have 4,500 to 10,000 foot laterals. The lateral lengths of future wells to be drilled in this region are dependent on factors including our acreage position and nearby existing wells. The Bossier shale lies above certain portions of the Haynesville shale and also contains rich deposits of natural gas. The geographic position of our properties in the Haynesville and Bossier shales provides us access to nearby markets with favorable natural gas price indices compared to the rest of the country.

North Louisiana

Our position in the Holly area of North Louisiana consists of 30,800 net acres in DeSoto Parish and 11,700 net acres in Caddo Parish, which are predominantly held-by-production. At December 31, 2018, we had a total of 434 gross (236.5 net) operated wells flowing to sales. Our development activities in North Louisiana during 2018 primarily focused on the completion of 13 gross (7.4 net) operated wells drilled in prior year and drilling of 6 gross (3.6 net) operated wells. Including non-operated volumes, our average natural gas production was approximately 163 net Mmcfe per day during December 2018. During March 2018, the Court approved the rejection of certain executory contracts related to the sale, marketing and transportation of natural gas in the North Louisiana region. During November 2018, the Court approved an agreement to settle any claims related to a minimum volume commitment for the gathering of natural gas production in the East Texas and North Louisiana regions. The rejection and settlement of these agreements resulted in a significant improvement in our realized natural gas price differentials, gathering expenses, and transportation expenses. We plan to drill 1 gross (0.6 net) operated well in the Haynesville shale during the first quarter of 2019 and complete 11 gross (6.2 net) operated wells in the Haynesville shale during the first three quarters of 2019. In addition, we plan to perform refracs on 3 gross (1.5 net) wells utilizing an improved design that includes a cemented liner and increased proppant volumes.

East Texas

Our operations in East Texas are focused on the Haynesville and Bossier shales. Our acreage is primarily located in Harrison, Panola, Shelby, San Augustine and Nacogdoches Counties in Texas and is predominantly held-by-production. The Haynesville and Bossier shales in East Texas are being developed with horizontal wells that typically have 6,000 to 7,500 foot laterals. Our position in the Shelby area of East Texas primarily consists of 30,400 net acres and includes approximately 9,700 net acres subject to continuous drilling obligations. We plan to drill, or participate with another operator in drilling, on the acreage subject to the continuous drilling obligation in the future to hold the acreage. Excluding the acreage subject to the continuous drilling obligation, approximately 96% of our net acres are held-by-production in the Shelby area.

As of December 31, 2018, we had a total of 102 gross (45.9 net) operated wells flowing to sales. Our development in this region during 2018 was limited to the participation in certain non-operated wells. Including non-operated volumes, our average natural gas production was approximately 24 net Mmcfe per day during December 2018. Our plans for 2019 include the participation in non-operated wells that will satisfy our continuous drilling obligation in the southern portion of the region. In addition, we plan to participate in certain non-operated wells to appraise our position in Harrison and Panola Counties. Our position in Harrison and Panola Counties consists of 5,400 net acres.

South Texas

Our position in this region includes approximately 48,500 net acres, of which approximately 95% are held-by-production. Our South Texas acreage covers portions of Zavala, Dimmit and Frio Counties. Our acreage in the Eagle Ford shale is in the oil window and averages 375 feet in gross thickness at true vertical depths ranging from 5,400 to 6,800 feet. Our lateral lengths range from 5,000 to 10,000 feet and the total measured depth averages 14,600 feet. Our acreage in the area also includes additional upside in formations such as the Austin Chalk, Buda, Georgetown and Pearsall formations.

As of December 31, 2018, we had a total of 236 gross (107.9 net) operated horizontal wells flowing to sales. Including non-operated volumes, our average oil production in South Texas was approximately 4,700 net barrels of oil equivalent per day during December 2018. Our ability to transport or sell the natural gas from this region has been limited since the alleged termination of a long-term natural gas sales contract by the primary purchaser of our natural gas in May 2017. As a result, we commenced flaring natural gas in January 2018. We are evaluating operational and commercial solutions for the natural gas production in order to avoid significant curtailments of our oil production. See further discussion of the risks related to our ability to sell or transport natural gas from this region in "Item 1A. Risk Factors". Our development program during 2018 focused on the Eagle Ford shale, which included drilling 14 gross (11.3 net) operated wells and completing 16 gross (12.9 net) operated wells. We plan to drill 26 gross (8.5 net) and turn-to-sales 23 gross (7.4 net) operated wells in the Eagle Ford shale during 2019. In addition, our plans for 2019 include the construction of an electrical distribution network over the core development area that will provide a more efficient cost structure to operate the field.

Appalachia

Our operations in the Appalachia region have primarily included testing and selectively developing the Marcellus shale with horizontal drilling. As of December 31, 2018, we held approximately 339,800 net acres in the Appalachia region, including approximately 234,800 net acres prospective for the Marcellus shale and approximately 69,000 net acres prospective for the dry gas window of the Utica shale in Pennsylvania. On February 27, 2018, we closed a settlement agreement with a subsidiary of Shell to resolve arbitration regarding our right to participate in an area of mutual interest in the Appalachia region. The settlement increased our acreage in the Appalachia region by approximately 177,700 net acres, and the production from the additional interests in producing wells acquired was 26 net Mmcfe per day during December 2017. See further discussion of this settlement as part of "Note 3. Acquisitions, divestitures and other significant events" in the Notes to our Consolidated Financial Statements. Drilling, completion and production activities in Pennsylvania target the Marcellus shale as well as deeper formations including the Utica shale at depths ranging from 5,000 to more than 12,000 feet. Approximately 98% of our acreage is held-by-production, which allows us to control the timing of the development of this region.

As of December 31, 2018, we operated a total of 116 gross (83.3 net) horizontal wells in the Marcellus shale. During 2018, we turned-to-sales 1 gross (0.9 net) operated Marcellus shale well in Northeast Pennsylvania that was previously awaiting the connection of a pipeline. Including non-operated volumes, our production in the Appalachia region was approximately 51 net Mmcfe per day during December 2018. In recent years, we have limited our development of the Marcellus shale due to wide regional natural gas price differentials. These differentials continue to be volatile; however, the differentials in the region narrowed during 2018 and have the potential to be favorably impacted by the expansion of infrastructure and other sources of demand for natural gas in the Northeast region in future years. We have an extensive inventory of undeveloped locations prospective for the Marcellus and Utica shales that has potential to provide attractive rates of return through enhanced completion designs and an improved commodity price environment. Our plans for 2019 include drilling and turning-to-sales 2 gross (1.9 net) operated Marcellus shale wells in Northeast Pennsylvania. These wells will feature an enhanced completion design that includes increased proppant volumes and tighter cluster spacing, which has proven to be effective on recent wells in the region. We do not have any producing wells in the dry gas window of the Utica shale; however, we are currently assessing the potential of the formation to determine the extent of future development. Our plans for 2019 include drilling and turning-to-sales 1 gross (1.0 net) operated appraisal well targeting the dry gas window of the Utica shale in Central Pennsylvania.

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

Although the cost of each well will vary, the costs associated with the hydraulic fracturing portion of the well on average represent the following percentages of the total costs of drilling and completing a well: 40-50% in the Haynesville and Bossier shale formation; 45-55% in the Eagle Ford shale formation; and 35-45% in the Marcellus shale formation. These costs may increase in future periods as a result of higher levels of proppant utilized in the completion of our shale wells.

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

We sell the majority of our natural gas under individually negotiated gas purchase contracts using market sensitive pricing. Our sales contracts vary in length from spot market sales of a single day to term agreements that may extend up to a year. Our natural gas customers primarily include natural gas marketing companies. The natural gas purchase contracts define the terms and conditions unique to each of these sales. The price received for natural gas sold on the spot market varies daily, reflecting changing market conditions.

We may be unable to market all of the oil or natural gas we produce. If our oil and natural gas cannot be marketed, we may be unable to negotiate favorable pricing and contractual terms. Changes in oil or natural gas prices may significantly affect our revenues, cash flows, the value of our oil and natural gas properties and the estimates of recoverable oil and natural gas reserves. Further, significant declines in the prices of oil or natural gas may have a material adverse effect on our business and on our financial condition.
We engage in oil and natural gas production activities in geographic regions where, from time to time, the supply of oil or natural gas available for delivery exceeds the demand. If this occurs, companies purchasing oil or natural gas in these areas may reduce the amount of oil or natural gas that they purchase from us. If we cannot locate other buyers for our production or for any of our oil or natural gas reserves, we may shut-in our oil or natural gas wells for certain periods of time. Furthermore, we may shut-in our oil and natural gas wells if regional market prices decrease to a level that is uneconomical to produce. If this occurs, we may incur additional payment obligations under our oil and natural gas leases and, under certain circumstances, the oil and natural gas leases might be terminated. Economic conditions, particularly depressed oil and natural gas prices, may negatively impact the liquidity and creditworthiness of our purchasers and may expose us to risk with respect to the ability to collect payments for the oil and natural gas we deliver.

Raider Marketing, LP ("Raider") is a wholly owned subsidiary of EXCO and is the contractual counterparty by operation of Texas law to all of EXCO's gathering, transportation and marketing contracts in Texas and Louisiana. Raider purchases and resells natural gas from third-party producers as well as oil and natural gas from operated wells in Texas and Louisiana, and charges a fee for marketing services to certain working interest owners in the related wells.

The availability of a ready market and the prices for oil and natural gas are dependent upon a number of factors that are beyond our control. These factors include, among other things:

•	supply and demand for oil and natural gas and expectations regarding supply and demand;

•	the level of domestic and international production;

•	the availability of imported oil and natural gas;

•	federal regulations applicable to the export of, and construction of export facilities for, oil and natural gas;

•
political and economic conditions and events in foreign oil and natural gas producing nations, including embargoes, sanctions, continued hostilities in the Middle East and other sustained military campaigns, and acts of terrorism or sabotage;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	domestic and international government regulation, legislation and policies, including levying tariffs on oil and natural gas imports;

•	the cost and availability of transportation and pipeline systems with adequate capacity;

•	the cost and availability of other competitive fuels;

•	fluctuating and seasonal demand for oil, natural gas and refined products;

•	concerns about global warming or other conservation initiatives and the extent of governmental price controls and regulation of production;

•	regional price differentials and quality differentials of oil and natural gas;

•	the availability of refining capacity;

•	technological advances affecting oil and natural gas production and consumption;

•	weather conditions and natural disasters;

•	foreign and domestic government relations; and

•	overall domestic and global economic conditions.

Accordingly, in light of the many uncertainties affecting the supply and demand for oil, natural gas and refined petroleum products, we cannot accurately predict the prices or marketability of oil and natural gas from any producing well in which we have or may acquire an interest.

Our oil and natural gas reserves

Our Proved Reserves as of December 31, 2018 were approximately 660.6 Bcfe, of which approximately 52% were located in the Haynesville/Bossier shales, 34% in the Marcellus shale and 14% in the Eagle Ford shale.

The following table summarizes our Proved Reserves as of December 31, 2018, 2017 and 2016. This information was prepared in accordance with the rules and regulations of the SEC. The comparability of our reserves is impacted by commodity prices, purchases and sales of reserves in place, production, revisions of previous estimates, changes in our development plans, and discoveries and extensions. See "Management's discussion and analysis of oil and natural gas reserves" for a summary of the changes in our Proved Reserves.

	As of December 31,
	2018 (3)	2017 (3)	2016 (3)
Oil (Mbbls)
Developed	13,302	9,412	10,168
Undeveloped	—	—	—
Total	13,302	9,412	10,168

Natural gas (Mmcf)
Developed	580,781	510,451	415,719
Undeveloped	—	—	—
Total	580,781	510,451	415,719

Equivalent reserves (Mmcfe)
Developed	660,590	566,924	476,727
Undeveloped	—	—	—
Total	660,590	566,924	476,727

PV-10 (in millions) (1)
Developed	$757.4	$482.7	$310.9
Undeveloped	—	—	—
Total	$757.4	$482.7	$310.9

Standardized Measure (in millions) (2)	$757.4	$482.7	$310.9

(1)
The PV-10 is based on the following average spot prices, in each case adjusted for historical differentials. Prices presented on the table below are the trailing 12 month simple average spot price at the first of the month for natural gas at Henry Hub and West Texas Intermediate ("WTI") crude oil at Cushing, Oklahoma.

	Average spot prices
	Oil (per Bbl)	Natural gas (per Mmbtu)
December 31, 2018	$65.56	$3.10
December 31, 2017	51.34	2.98
December 31, 2016	42.75	2.48

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

(3)
All of our undeveloped locations that meet the technical definition of Proved Undeveloped Reserves based on engineering guidelines remain classified as unproved due to our inability to meet the Reasonable Certainty criteria for recording Proved Undeveloped Reserves, as prescribed under the SEC requirements, because the uncertainty regarding our availability of capital required to develop these reserves still existed at December 31, 2018, 2017 and 2016. We have a significant amount of reserves that would meet the criteria to be classified as Proved Undeveloped Reserves if we were able to demonstrate the financial capability to execute a development plan.

Management has established, and is responsible for, internal controls designed to provide reasonable assurance that the estimates of Proved Reserves are computed and reported in accordance with rules and regulations promulgated by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls include documented process workflows and qualified professional engineering and geological personnel with specific reservoir experience. Our internal processes and controls surrounding this process are routinely tested. We also retain outside independent engineering firms to prepare estimates of our Proved Reserves. Senior management reviews and approves our reserve estimates, whether prepared internally or by third parties. Our Chief Operating Officer oversaw our outside independent engineering firms, Netherland, Sewell & Associates, Inc. ("NSAI"), and Ryder Scott Company, L.P. ("Ryder Scott") in connection with the preparation of their estimates of our Proved Reserves as of December 31, 2018. We also regularly communicate with our outside independent engineering firms throughout the year regarding technical and operational matters critical to our reserve estimations. Our Chief Operating Officer, with input from other members of senior management, is responsible for the selection of our third-party engineering firms and review of the reports generated by such firms. Our Chief Operating Officer has over 27 years of experience in the oil and natural gas industry and is a graduate of Texas Tech University with a degree in Petroleum Engineering. During his career, he has had multiple responsibilities in technical or leadership roles including asset management, drilling and completions, production engineering, reservoir engineering and reserves management, economic evaluations and field development in U.S. onshore and international projects. The third-party engineering reports are also provided to the Audit Committee.

Our estimated Proved Reserves and future net cash flows for our shale properties in all regions except South Texas were prepared by NSAI as of December 31, 2018 and 2017. Our estimated Proved Reserves and future net cash flows for our shale properties in the South Texas region were prepared by Ryder Scott as of December 31, 2018 and 2017. Differences may exist between reserve quantities and values as presented in this Form 10-K and the reports of third party engineering firms filed herewith due to the exclusion of certain properties from the reports of third party engineering firms and immaterial differences in the calculations performed by the reserves evaluation software utilized by management and the third party engineering firms for estimating reserves and values.

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

NSAI and Ryder Scott also examined our estimates with respect to reserve categorization, using the definitions for Proved Reserves set forth in SEC Regulation S-X Rule 4-10(a) and SEC staff interpretations and guidance. In preparing an estimate of our Proved Reserves and future net cash flows attributable to our interests, NSAI and Ryder Scott did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, oil and natural gas production, well test data, historical costs of operation and development, product prices, or any agreements relating to current and future operations of the properties and sales of production. However, if in the course of the examination anything came to the attention of NSAI or Ryder Scott, which brought into question the validity or sufficiency of any such information or data, NSAI or Ryder Scott did not rely on such information or data until they had satisfactorily resolved their questions relating thereto or had independently verified such information or data. NSAI and Ryder Scott determined that their estimates of Proved Reserves conform to the guidelines of the SEC, including the criteria of Reasonable Certainty, as it pertains to expectations about the recoverability of Proved Reserves in future years, under existing economic and operating conditions, consistent with the definition in Rule 4-10(a)(24) of SEC Regulation S-X.

Management's discussion and analysis of oil and natural gas reserves

The following discussion and analysis of our proved oil and natural gas reserves and changes in our Proved Reserves is intended to provide additional guidance on the operational activities, transactions, economic and other factors which significantly impacted our estimate of Proved Reserves as of December 31, 2018 and changes in our Proved Reserves during 2018. This discussion and analysis should be read in conjunction with “Note 16. Supplemental information relating to oil and natural gas producing activities (unaudited)” in the Notes to our Consolidated Financial Statements, and in “Item 1A. Risk Factors” addressing the uncertainties inherent in the estimation of oil and natural gas reserves elsewhere in this Annual Report on Form 10-K. The following table summarizes the changes in our Proved Reserves from January 1, 2018 to December 31, 2018.

	Oil (Mbbls)	Natural gas (Mmcf)	Equivalent natural gas (Mmcfe)
Proved Developed Reserves	13,302	580,781	660,590
Proved Undeveloped Reserves	—	—	—
Total Proved Reserves	13,302	580,781	660,590
The changes in reserves for the year are as follows:
January 1, 2018	9,412	510,451	566,924
Purchases of reserves in place	—	118,415	118,415
Discoveries and extensions	1,387	22,482	30,804
Revisions of previous estimates:
Changes in price	690	5,726	9,866
Performance and other factors	3,170	22,486	41,502
Sales of reserves in place	—	—	—
Production	(1,357)	(98,779)	(106,921)
December 31, 2018	13,302	580,781	660,590

Purchases of reserves in place

The 118.4 Bcfe of purchases of reserves in place for natural gas related to our acquisition of incremental interests in the Appalachia JV Settlement on February 27, 2018. The Proved Reserves acquired in the Appalachia JV Settlement predominantly consists of proved producing properties in the Marcellus shale.

Discoveries and extensions

Proved Reserve additions from discoveries and extensions were 30.8 Bcfe for the year ended December 31, 2018, primarily due to the development of operated wells in the Eagle Ford shale and non-operated wells in the Haynesville shale.

Revisions of previous estimates

Our revisions of previous estimates included upward revisions to our Proved Reserve quantities of 51.4 Bcfe. The increase in commodity prices contributed to 9.9 Bcfe of the upward revisions, which extended the economic life of certain producing properties when using prices prescribed by the SEC. This change in price was primarily driven by the increase in the trailing 12 month average of oil and natural gas prices. The trailing 12 month average oil price increased from $51.34 per Bbl for the year ended December 31, 2017 to $65.56 per Bbl for the year ended December 31, 2018 and the trailing 12 month average natural gas price increased from $2.98 per Mmbtu for the year ended December 31, 2017 to $3.10 per Mmbtu for the year ended December 31, 2018.

In addition, our revisions of previous estimates included 41.5 Bcfe due to performance and other factors. The revisions were primarily due to the reclassification of wells to Proved Reserves during 2018 that were previously reclassified to unproved reserves in prior years due to capital constraints. These reclassifications primarily related to conversions of wells to Proved Developed Reserves as a result of our development activities in the North Louisiana and South Texas regions.

Oil and natural gas production

Total oil and natural gas production in 2018 was 106.9 Bcfe, which included approximately 2.8 Bcfe in production from extensions and discoveries that were not reflected in our Proved Reserves at January 1, 2018.

Proved Undeveloped Reserves

All of our undeveloped locations that meet the technical definition of Proved Undeveloped Reserves based on engineering guidelines are classified as unproved due to our inability to meet the Reasonable Certainty criteria for recording Proved Undeveloped Reserves, as prescribed under the SEC requirements, because the uncertainty regarding our availability of capital required to develop these reserves still existed at December 31, 2018. During 2018, we converted certain unproved reserves to Proved Developed Reserves as a result of our drilling and completion activities. However, we did not report any changes in our Proved Undeveloped Reserves for the year ended December 31, 2018. We have a significant amount of reserves that would meet the criteria to be classified as Proved Undeveloped Reserves if we were able to demonstrate the financial capability to execute a development plan.

Impacts of changes in reserves on depletion rate and statements of operations in 2018

Our depletion rate increased to $0.74 per Mcfe in 2018 from $0.57 per Mcfe in 2017. The increase was primarily due to the additional costs associated with our development of the South Texas and North Louisiana regions. In particular, the development of oil producing assets in South Texas results in a higher depletion rate when calculated on per Mcfe basis compared to the rest of our properties.

Our production, prices and expenses

The following table summarizes revenues, net production, average sales price per unit and costs and expenses associated with the production of oil and natural gas.

	Year Ended December 31,
(in thousands, except production and per unit amounts)	2018	2017	2016
Revenues, production and prices:
Oil:
Revenue	$90,614	$57,693	$67,317
Production sold (Mbbls)	1,357	1,158	1,769
Average sales price per Bbl	$66.78	$49.82	$38.05
Natural gas:
Revenue	$281,977	$201,137	$181,332
Production sold (Mmcf)	98,779	80,136	93,829
Average sales price per Mcf	$2.85	$2.51	$1.93
Costs and expenses:
Oil and natural gas operating costs per Mcfe	$0.39	$0.40	$0.33

We had two areas that exceeded 15% of our total Proved Reserves as of December 31, 2018. The Holly field in North Louisiana and the Marcellus shale in Appalachia represented approximately 43% and 34% of our total Proved Reserves, respectively. The following table provides additional information related to our Holly and Marcellus shale areas:

	Year Ended December 31,
	2018	2017	2016
Holly area:
Natural gas production sold (Mmcf)	70,104	53,368	55,290
Average price per Mcf	$2.94	$2.60	$2.00
Oil and natural gas operating costs per Mcf	0.29	0.32	0.23
Marcellus shale:
Natural gas production sold (Mmcf)	17,829	9,863	10,851
Average price per Mcf	$2.51	$2.14	$1.50
Oil and natural gas operating costs per Mcf	0.24	0.17	0.12

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

	At December 31, 2018
	Gross wells (1)			Net wells
	Oil	Natural gas	Total	Oil	Natural gas	Total
Producing region:
North Louisiana	—	677	677	—	251.2	251.2
East Texas	—	157	157	—	50.3	50.3
South Texas	255	1	256	111.3	0.1	111.4
Appalachia and other	1	156	157	—	85.5	85.5
Total	256	991	1,247	111.3	387.1	498.4

(1)	As of December 31, 2018, we did not hold interests in any wells with multiple completions.

As of December 31, 2018, we operated 888 gross (473.6 net) wells, which represented approximately 90% of our Proved Developed Reserves.

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

	Development wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2018 (1)	30	—	30	21.2	—	21.2
Year ended December 31, 2017 (2)	10	—	10	6.8	—	6.8
Year ended December 31, 2016 (3)	15	—	15	9.2	—	9.2
	Exploratory wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2018 (1)	—	—	—	—	—	—
Year ended December 31, 2017 (2)	2	—	2	1.6	—	1.6
Year ended December 31, 2016 (3)	—	—	—	—	—	—

(1)
Our development wells in 2018 primarily included the Haynesville shale in the Holly area of North Louisiana and the Eagle Ford shale of South Texas. None of the wells completed during the period were classified as exploratory.

(2)	Our development wells in 2017 primarily included the Haynesville shale in the Holly area of North Louisiana. Our exploratory wells included the Bossier shale in the Holly area of North Louisiana.

(3)
Our development in 2016 primarily included the Haynesville and Bossier shales in the Shelby area of East Texas and the Haynesville shale in the Holly area of North Louisiana. None of the wells completed during the period were classified as exploratory.

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

	At December 31, 2018
	Developed		Undeveloped
Area	Gross	Net	Gross	Net
North Louisiana	77,700	37,700	23,700	17,800
East Texas	46,900	20,500	63,100	20,600
South Texas	94,300	45,400	6,500	3,100
Appalachia and other	53,300	38,100	328,900	304,700
Total	272,200	141,700	422,200	346,200

The primary terms of our oil and natural gas leases expire at various dates. Most of our undeveloped acreage is held-by-production, which means that these leases are active as long as there is production of oil or natural gas from wells on the acreage or certain lease terms are met. Upon ceasing production, these leases will expire. As of December 31, 2018, we had approximately 2,800; 5,900; and 200 net acres with lease expirations in 2019, 2020 and 2021, respectively. In addition, we have approximately 9,700 net acres located in the Shelby area of East Texas that are subject to continuous drilling obligations, and we plan to hold the acreage through drilling wells or participating in the drilling of non-operated wells on the acreage. Predominantly all of our expiring acreage is located within our shale resource plays.

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

The oil and gas industry continues to experience strong demand for drilling and completion services. The domestic U.S. onshore rig count increased from 374 in May 2016 to 1,056 in December 2018. Furthermore, oil and gas companies have increased the average amount of proppant utilized in the hydraulic fracturing process to enhance recoveries from the wells. As a result, the increased demand for drilling rigs and completion services could result in increased costs to develop our oil and gas properties.

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

Production regulation

Our operations are subject to a number of regulations at the federal, state and local levels. These regulations require, among other things, permits for the drilling of wells, drilling bonds and reports concerning operations. Many states, counties and municipalities in which we operate also regulate one or more of the following:

•the location of wells;
•the method of drilling, completing and operating wells;

•the surface use and restoration of properties upon which wells are drilled;
•the plugging and abandoning of wells;
•notice to surface owners and other third parties; and
•produced water and waste disposal.

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

The federal government recently ended its decades-old prohibition of exports of crude oil produced in the lower 48 states of the U.S. It is too recent an event to determine the impact this regulatory change may have on our operations or our sales of oil. The general perception in the industry is that ending the prohibition on exports of oil produced in the U.S. may have a positive impact on U.S. producers. In addition, the U.S. Department of Energy (“DOE”) authorizes exports of natural gas, including exports of natural gas by pipelines connecting U.S. natural gas production to pipelines in Mexico, which are expected to increase significantly with the changes taking place in the Mexican government’s regulations of the energy sector in Mexico. In addition, the DOE authorizes the export of liquefied natural gas (“LNG”) through LNG export facilities, the construction of which is regulated by FERC. In the third quarter of 2016, the first quantities of natural gas produced in the lower 48 states of the U.S. were exported as LNG from the first of several LNG export facilities being developed and constructed in the U.S. Gulf Coast region. While the volume of natural gas exports increased in 2018 and 2017, it is too recent an event to determine the impact this change may have on our operations or our sales of natural gas, the perception in the industry is that this will be a positive development for producers of U.S. natural gas.

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

U.S. federal taxation

Federal income tax laws significantly affect our operations. The principal provisions that affect us are those that permit us, subject to certain limitations, to deduct as incurred, rather than to capitalize and amortize, our share of the domestic “intangible drilling and development costs” and to claim depletion on a portion of our domestic oil and natural gas properties (up to an aggregate of 1,000 Bbls per day of domestic crude oil and/or equivalent units of domestic natural gas). Further, the federal government may adopt tax laws and/or regulations that will possibly materially adversely affect us. For example, tax legislation enacted in December 2017 provides that net operating losses (“NOLs”) arising in tax years ending after December 31, 2017 are only deductible to the extent of 80% of our taxable income in such year. In addition, NOLs can now be carried forward indefinitely, but cannot be carried back. Other measures that have been proposed in the past include the repeal or elimination of percentage depletion and the immediate deduction or write-offs of intangible drilling costs. Because of the speculative nature of potential future changes in federal tax laws, we are unable to determine what effect, if any, future laws would have on product demand or our results of operations. See further discussion of the potential limitations on our ability to utilize NOLs in "Item 1A. Risk Factors" and recent changes to tax laws and regulations in "Note 12. Income taxes" in the Notes to our Consolidated Financial Statements.

U.S. environmental regulations

The exploration, development and production of oil and natural gas, including the operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, installing and operating oil and natural gas wells. Federal environmental statutes to which our domestic activities are subject include, but are not limited to:

•the Oil Pollution Act of 1990 (“OPA”);
•the Clean Water Act of 1972 (“CWA”);
•the Rivers and Harbors Act of 1899;
•the Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”);
•the Resource Conservation and Recovery Act (“RCRA”);
•the Clean Air Act (“CAA”);
•the Safe Drinking Water Act (“SDWA”);
•the Toxic Substances Control Act of 1976 ("TSCA");
•the Endangered Species Act of 1973 (the "ESA"); and
•the National Environment Policy Act of 1969 (the "NEPA").

These laws and their implementing regulations, as well as analogous state and local laws and regulations, generally restrict pollutants emitted to the air, discharges to surface waters, and disposal or other releases to surface and below ground soils and groundwater.

In general, the oil and natural gas exploration and production industry has been the subject of increasing scrutiny and regulation by environmental authorities. For example, the United States Environmental Protection Agency (“EPA”) has identified ensuring environmental compliance by the energy extraction sector as one of its enforcement initiatives for fiscal years 2017-2019. However, the EPA has proposed to transition away from a sector specific initiative for the 2020-2023 fiscal years to a more general focus on significant sources of VOCs.

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

Under the CWA, which was amended and augmented by OPA, our release or threatened release of oil or hazardous substances into or upon waters of the United States, adjoining shorelines and wetlands and offshore areas could result in our being held responsible for: (1) the costs of removing or remediating a release; (2) administrative, civil or criminal fines or penalties; or (3) specified damages, such as loss of use, property damage and natural resource damages. The scope of our liability could be extensive depending upon the circumstances of the release. Liability can be joint and several and without regard to fault. The CWA imposes restrictions and permitting requirements for discharges of pollutants as well as certain discharges of dredged or fill material into waters of the United States, including certain wetlands, which may apply to various of our construction activities, as well as requirements to develop Spill Prevention Control and Countermeasure Plans and Facility Response Plans to address potential discharges of oil into or upon waters of the United States and adjoining shorelines. State laws governing discharges to water also may impose restrictions and require varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In 2015, the EPA issued final rules outlining its position on the federal jurisdictional reach over waters of the United States. This interpretation by the EPA may constitute an expansion of federal jurisdiction over waters of the United States. The rule was approved and the current administration moved to stay and replace the rule. On February 14, 2019, the EPA proposed a new rule on federal jurisdiction over the waters of the United States. The comment period on this rule remains open.

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

The EPA has adopted rules to regulate methane emissions from new and modified oil and gas production sources and natural gas processing and transmission sources. The rules amend the air emission rules for oil and natural gas sources and natural gas processing and transmission facilities to include new standards for methane. In September 2018, the EPA proposed changes to the previously-adopted methane emissions rules to reduce regulatory burdens and harmonize federal and state requirements by reducing the frequency for monitoring methane leaks and increase the time allowed for repair and allowing companies to meet certain state requirements for leaks as an alternative to EPA standards where the state regulations “are at least equivalent” to the EPA’s. The status of future regulation remains unclear, but any changes could require changes to our operations, including the installation of new emission control equipment. Simultaneously with the methane rules, the EPA adopted new rules governing the aggregating of multiple surface sites into a single-source of air quality permitting purposes, a change which could impact the applicability of permitting requirement to our operations and subject certain operations to additional regulatory requirements. We continuously evaluate the effect of these rules on our operations.

In the most recent Congressional session, a resolution was proposed which aimed to dramatically reduce greenhouse gas emissions, including a transition from fossil fuel. It is unclear what the future of this or other legislation would be. However, such legislation if adopted could have an adverse effect on demand for the oil and natural gas that we produce. In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions.

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

Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that prepared an agreement requiring member countries to review and "represent a progression" in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016. The United States is one of more than 120 nations having ratified or otherwise consented to the agreement; however, this agreement does not create any binding obligations for nations to limit their GHG emissions but, rather, includes pledges to voluntarily limit or reduce future emissions. President Trump has announced the United States' intention to withdraw from the Paris Agreement.

In late 2016, the BLM adopted rules governing flaring and venting on public and tribal lands, which could require additional equipment and emissions controls as well as inspection requirements. In September 2018, the BLM finalized a rule that eliminated many of the initial restrictions on flaring and venting and modified or replaced others. This rulemaking has been challenged in court and litigation is ongoing. Additional regulations on our air emissions are likely to result in increased compliance costs and additional operating restrictions on our business.

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

The BLM published a final rule that established new or more stringent standards relating to hydraulic fracturing on federal and tribal lands but, in June 2016 a Wyoming federal judge struck down this final rule, finding that the BLM lacked authority to promulgate the rule. In December 2017, the BLM issued a final rule to rescind the earlier rulemaking on hydraulic fracturing. This rulemaking has been challenged in court and litigation is ongoing.

Local regulations, which may be preempted by state and federal regulations, have included the following which may extend to all operations including those beyond hydraulic fracturing:

•noise control ordinances;
•traffic control ordinances;
•limitations on the hours of operations; and
•mandatory reporting of accidents, spills and pressure test failures.

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

We believe that none of these burdens materially detract from the value of our properties or materially interfere with property used in the operation of our business. In addition to the foregoing listed burdens, substantially all of our properties have been pledged as collateral under the DIP Credit Agreement, 1.5 Lien Notes, 1.75 Lien Term Loans and the Second Lien Term Loans.

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

We currently carry automobile liability, general liability and excess liability insurance with a combined annual limit of $72 million per occurrence and in the aggregate. These insurance policies contain maximum policy limits and deductibles ranging from $1,000 to $25,000 that must be met prior to recovery, and are subject to customary exclusions and limitations. Our automobile and general liability insurance covers us and our subsidiaries for third-party claims and liabilities arising out of lease operations and related activities. The excess liability insurance is in addition to, and is triggered if the automobile and general liability insurance per occurrence limit is reached. Further, we currently carry $45 million of pollution coverage, $25 million of well control (blowout) coverage, property insurance in the amount of $178 million in respect of wellhead, surface equipment, tanks, and miscellaneous items and scheduled oil lease roads coverage with deductibles ranging from $25,000 to $500,000.

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

Our employees

As of December 31, 2018, we employed 153 persons. None of our employees are represented by unions or covered by collective bargaining agreements. To date, we have not experienced any strikes or work stoppages due to labor problems, and we consider our relations with our employees to be satisfactory. We also utilize the services of independent consultants and contractors.

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

•	our ability to obtain the requisite number of votes required to obtain confirmation of a plan of reorganization;

•	our ability to maintain compliance with debt covenants and to meet debt service obligations associated with the DIP Credit Agreement;

•	our ability to obtain exit financing in order to consummate a plan of reorganization;

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

•
our ability to obtain consents or waivers to further extend the DIP Facilities beyond the scheduled maturity date of May 22, 2019 or refinance the DIP Facilities if we are unable to consummate a plan of reorganization in a timely manner;

•	our ability to obtain Court approval with respect to motions in the Chapter 11 Cases and the outcomes of Court rulings and of the Chapter 11 Cases in general;

•	the ability of third parties to file motions in our Chapter 11 Cases, which may interfere with our business operations or our ability to propose and/or complete a Chapter 11 plan of reorganization;

•	significant costs related to the Chapter 11 Cases and related litigation;

•	our ability to obtain and maintain normal payment and other terms with customers, vendors and service providers, as well as our ability to maintain contracts that are critical to our operations;

•	a loss of, or a disruption in the materials or services received from suppliers, contractors or service providers with whom we have commercial relationships;

•	potential increased difficulty in retaining and motivating our key employees through the process of reorganization, and potential increased difficulty in attracting new employees;

•	significant time and effort required to be spent by our senior management in dealing with the bankruptcy and restructuring activities rather than focusing exclusively on business operations; and

•	our ability to fund and execute our business plan and our ability to obtain any necessary financing for our business on acceptable terms or at all.

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

We have a significant amount of indebtedness that is senior to our existing common shares in our capital structure. As a result, we believe it is highly likely that our existing common shares will be canceled at the conclusion of our Chapter 11 proceedings, and the holders of our existing common shares are not expected to be entitled to any recovery. The March 2019 Plan would result in our common shares being canceled, discharged, released and extinguished without the holders thereof receiving any distribution. As a result, any trading in our common shares during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common shares.

Operating under Court protection for a long period of time may harm our business.

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. We have been operating under Court protection since our initial filing for relief under Chapter 11 of the Bankruptcy Code in January 2018, and this prolonged period of operations under Court protection has had, and is expected to continue to have, a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the proceedings related to the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our businesses successfully and seek to establish alternative commercial relationships.

During the course of the Chapter 11 Cases, we have been required, and expect that we will continue to be required, to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. We have incurred $67.8 million in legal and professional fees related to the Chapter 11 Cases for the period from the Petition Date to December 31, 2018. Furthermore, we have experienced, and expect to continue to experience, significant costs and delays due to litigation during the Chapter 11 Cases. These fees and expenses have forced us to divert our capital resources away from capital expenditures to grow our business.

During the pendency of the bankruptcy proceedings, our Liquidity will depend mainly on cash generated from operating activities and available funds under the DIP Credit Agreement. On January 22, 2018, we closed the DIP Credit Agreement providing for $250.0 million of debtor-in-possession financing. The proceeds from the DIP Facilities were used to refinance all obligations outstanding under the EXCO Resources Credit Agreement and are expected to provide additional liquidity to fund our operations during the Chapter 11 Cases. The DIP Facilities mature on May 22, 2019 and may not be sufficient to support our day-to-day operations in the event of a prolonged restructuring process and we may be required to seek additional debtor-in-possession financing to fund our operations. A further extension of the DIP Facilities beyond the scheduled maturity date would require a waiver or consent from the DIP Lenders. If we are required to seek additional financing, we may not be able to obtain such financing on favorable terms or at all. See further discussion regarding the impact of the maturity of the DIP Facilities in "Item 1A. Risk Factors - We have substantial liquidity needs and may be required to seek additional financing if we experience a prolonged bankruptcy process. If we are unable to maintain adequate liquidity, we may not be able to obtain financing on satisfactory terms". As a result, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any claims and securities in the Debtors could become further devalued or become worthless.

We cannot predict the ultimate outcome for the liabilities that will be subject to a plan of reorganization. Even if a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11.

We are subject to the risks and uncertainties associated with our exclusive right to file a plan of reorganization.

At the outset of the Chapter 11 proceedings, the Bankruptcy Code provides debtors-in-possession the exclusive right to file and solicit acceptance of a plan of reorganization for the first 120 days of the bankruptcy case, subject to extension at the discretion of the court.  All other parties are prohibited from filing or soliciting a plan of reorganization during this period.  Our initial filing exclusivity period was set to expire on May 15, 2018 and the solicitation exclusivity period was set to expire on July 14, 2018.  The Court has approved multiple extensions to the filing exclusivity period and the solicitation exclusivity period. The most recent extensions were approved by the Court on February 15, 2019, which extended the filing exclusivity period through April 1, 2019 and the solicitation exclusivity period through May 31, 2019. If the Court terminates that right or the exclusivity period expires, there could be a material adverse effect on our ability to achieve confirmation of a plan in order to achieve our stated goals. The possible decision of creditors and/or other third parties, whose interest may be inconsistent with our own, to file alternative plans of reorganization could further protract the Chapter 11 proceedings, leading us to continue to incur significant professional fees and costs. Because of these risks and uncertainties associated with the termination or expiration of our exclusivity rights, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we predict the ultimate impact that events occurring during the Chapter 11 cases may have on our corporate or capital structure.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

To emerge successfully from Court protection as a viable entity, we must meet certain statutory requirements with respect to a Chapter 11 plan of reorganization, including obtaining the requisite acceptances of such a plan, and certain other statutory conditions for confirmation of such a Chapter 11 plan, which have not occurred to date. We were not able to reach an agreement with our creditors for a plan of reorganization prior to commencement of the Chapter 11 Cases. Therefore, the outcome of our Chapter 11 process is subject to a high degree of uncertainty and is dependent upon factors outside of our control, including actions of the Court and our creditors.

We have not received consents from any creditors in support of the March 2019 Plan. Therefore, we may not receive the requisite acceptances to confirm the March 2019 Plan. Even if the requisite acceptances of a plan are received, the Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, or common shares).

If a Chapter 11 plan of reorganization is not ultimately confirmed by the Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims. Our creditors would likely incur significant costs in connection with developing and seeking approval of an alternative plan of reorganization, which might not be supported by any of the current debt holders, various statutory committees or other stakeholders. If we are unable to confirm the March 2019 Plan and an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity. There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 Cases or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 Cases.

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

Any plan of reorganization that we may implement will affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to:

•	changes in the price of oil and natural gas, including our increased exposure since none of our estimated future production is currently covered by commodity derivative contracts;

•	our ability to obtain adequate liquidity and financing sources, including acceptable terms for any new debt instruments contemplated by a plan of reorganization;

•	our ability to maintain the confidence of our vendors, customers and joint interest partners in our viability as a continuing entity and to attract and retain sufficient business with them;

•	our ability to retain key employees; and

•	the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets.

Adverse changes in any of these factors could materially affect the successful reorganization of our businesses. Accordingly, any Chapter 11 plan of reorganization may not enable us to achieve our goals or continue as a going concern.

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

The DIP Facilities are currently set to mature on May 22, 2019. In order to repay the DIP Facilities at maturity, we currently expect that we would need to seek additional financing, sell assets, refinance or restructure the DIP Facilities prior to maturity or extend the maturity date of the DIP Facilities. We can provide no assurance that additional financing would be available or, if available, offered to us on acceptable terms. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited if it is available at all. Although we have previously extended the maturity date of the DIP Facilities, the DIP Lenders may not agree to any further extensions. Our ability to consummate the March 2019 Plan in a timely manner, if at all, is subject to significant risk since we have not received consents from any creditors in support of the March 2019 Plan. As a result, it is unlikely that we will be able to consummate a plan of reorganization prior to the maturity of the DIP Facilities. Therefore, our long-term liquidity and the adequacy of our capital resources are highly uncertain at this time.

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

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. We have NOLs of approximately $2.2 billion as of December 31, 2018. Our ability to utilize our NOLs to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in Section 382 of the U.S. Internal Revenue Code, then our ability to use our net operating loss carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more shareholders owning five percent or more of a corporation’s common stock ("Substantial Shareholder") have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period.

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

Following the implementation of a plan of reorganization, it is possible that an “ownership change” may be deemed to occur. Under Section 382 of the U.S. Internal Revenue Code, absent an application exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation.  If an ownership change occurs and our NOLs are subject to the Section 382 limitation, this could adversely impact our future cash flows if we have taxable income and are not able to offset it through the utilization of our NOLs. See further discussion of the impact of the restructuring on our tax attributes as part of "Note 12. Income taxes" in the Notes to our Consolidated Financial Statements.

We have significant exposure to fluctuations in commodity prices since none of our estimated future production is covered by commodity derivative contracts and we may not be able to enter into commodity derivative contracts covering our estimated future production on favorable terms or at all.

During the Chapter 11 Cases, our ability to enter into commodity derivative contracts covering estimated future production is limited under the DIP Credit Agreement. We are only permitted to enter into commodity derivative contracts with lenders under the DIP Credit Agreement. As a result, we may not be able to enter into commodity derivative contracts covering our production in future periods on favorable terms or at all. None of our estimated future production is currently covered by commodity derivative contracts; therefore, we will continue to be significantly impacted by changes in commodity prices if we cannot or choose not to enter into commodity derivative contracts in the future. Our inability to hedge the risk of low commodity prices in the future, on favorable terms or at all, could have a material adverse impact on our business, financial condition and results of operations.

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

Our future financial condition, access to capital, cash flow and results of operations depend upon the prices we receive for our oil and natural gas. We are particularly dependent on prices for natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, including, but not limited to:

•	the domestic and foreign supply of oil and natural gas;

•	weather conditions;

•	the price and quantity of imports and exports of oil and natural gas;

•
political conditions and events in other oil-producing and natural gas-producing countries, including embargoes, hostilities in the Middle East and other sustained military campaigns, and acts of terrorism or sabotage;

•	the actions of the OPEC and other significant oil and natural gas producing nations;

•	domestic and international government regulation, legislation and policies, including levying tariffs on oil and natural gas imports;

•	the level of global oil and natural gas inventories;

•	technological advances affecting energy consumption;

•	the price and availability of alternative fuels and other energy sources; and

•	overall economic conditions.

Oil and natural gas prices are currently depressed compared to recent historical levels; however, they may never return to historical highs or remain at a level that allows us to economically operate our business. Prices of oil and natural gas have historically been extremely volatile and we expect this volatility to continue.

During 2018, the NYMEX Henry Hub natural gas price fluctuated from a high of $6.88 per Mmbtu to a low of $2.48 per Mmbtu, while the NYMEX WTI crude oil price ranged from a high of $76.41 per Bbl to a low of $42.53 per Bbl. For the five years ended December 31, 2018, the NYMEX Henry Hub natural gas price ranged from a high of $7.94 per Mmbtu to a low of $1.49 per Mmbtu, while the NYMEX WTI crude oil price ranged from a high of $107.26 per Bbl to a low of $26.21 per Bbl.

On December 31, 2018, the spot market price for natural gas at Henry Hub was $3.07 per Mmbtu, a 3% increase from December 31, 2017. On December 31, 2018, the spot market price for crude oil at Cushing was $45.41 per Bbl, a 25% decrease from December 31, 2017. For 2018, our average realized prices (before the impact of derivative financial instruments) for oil and natural gas were $66.78 per Bbl and $2.85 per Mcf, respectively, compared with 2017 average realized prices of $49.82 per Bbl and $2.51 per Mcf, respectively.

Our revenues, cash flow and profitability, as well as our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms, depend substantially upon oil and natural gas prices. Any sustained reductions in oil and natural gas prices will directly affect our revenues and can indirectly impact expected production by changing the amount of funds available to us to reinvest in exploration and development activities. Further reductions in oil and natural gas prices could also reduce the quantities of reserves that are commercially recoverable. Depressed oil and natural gas prices and reductions in our reserves could have other adverse consequences, including our ability to obtain the exit financing required to consummate a plan of reorganization. Additionally, further or continued declines in prices could result in additional non-cash charges to earnings due to impairments to our oil and natural gas properties.

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

The reference or regional index prices that we use to price our oil and natural gas sales sometimes reflect a premium or discount to the relevant benchmark prices, such as NYMEX. The difference between the benchmark price and the price we reference in our sales contracts is called a differential. We cannot accurately predict oil and natural gas differentials. Changes in differentials between the benchmark price for oil and natural gas and the reference or regional index price we reference in our sales contracts could have a material adverse effect on our results of operations and financial condition. We have experienced significant volatility in our price differentials including crude oil production from the Eagle Ford shale and natural gas production from certain areas in Appalachia. Our crude oil production from the Eagle Ford shale is currently sold at a price based on the WTI index plus or minus the differential to indices correlated to the Louisiana Light Sweet index. During 2018, the monthly average of this differential ranged from a high of WTI plus $4.99 per barrel to a low of WTI less $0.99 per barrel. Our natural gas production from the Marcellus shale in Northeast Pennsylvania is sold at a price based on a Platts index that represents value into the Transco Leidy Pipeline. Due to the high levels of production in this region without sufficient pipeline capacity or infrastructure to the Northeast United States markets, the monthly average of this differential during 2018 ranged from a low of NYMEX less $0.31 per Mmbtu to a high of NYMEX less $1.38 per Mmbtu. These differentials vary depending on factors such as supply, demand, pipeline capacity, infrastructure and weather. These differentials continue to be volatile; however, the differentials in the region have the potential to be favorably impacted by the expansion of infrastructure and other sources of demand for natural gas in the Northeast region in future years.

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

Our ability to market our production depends, in substantial part, on the availability and capacity of gathering systems, pipelines, processing facilities and oil and condensate trucking operations owned and operated by third-parties. Our failure to obtain these services on acceptable terms could have a material adverse effect on our business. Transportation space on the gathering systems and pipelines we utilize is occasionally limited or unavailable due to repairs, outages caused by accidents or other events, or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements. We may be required to shut-in wells due to lack of a market or inadequacy or unavailability of crude oil or natural gas pipelines, gathering systems or trucking capacity. A portion of our production may also be interrupted, or shut-in, from time to time for numerous other reasons, including as a result of accidents, excessive pressures, maintenance, weather, field labor issues or other disruptions of service. Curtailments and disruptions may last from a few days to several months, and we have no control over when or if third-party facilities are restored.

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

Our oil production in the South Texas region may be curtailed if we are not able to find an operational or commercial solution for the associated natural gas production.

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

In January 2018, we commenced the flaring of natural gas produced in our South Texas region pursuant to temporary flare permits. We submitted a request to the Texas Railroad Commission for an extension of the permits to continue the aforementioned flaring of natural gas for up to two years (the “Flaring Application”). We went before the Texas Railroad Commission at a hearing regarding the Flaring Application in May 2018 and expect that a final ruling will be issued during 2019. See further discussion in “Item 3. Legal Proceedings”. If the Flaring Application is denied or, in the future, we are unable, for any sustained period, to secure acceptable delivery or transportation arrangements or encounter production related difficulties, we may be required to shut-in or curtail production of both oil and natural gas from the affected wells in the South Texas region. Any such shut-in or curtailment or an inability to obtain acceptable terms for delivery of the oil and natural gas produced from our fields, would materially and adversely affect our cash flows and results of operations. We continue to evaluate alternatives, including construction of a Company-owned gathering system or the negotiation of a new gathering agreement.

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

We did not recognize any impairments to our proved oil and natural gas properties for the years ended December 31, 2018 and 2017. We may have additional impairments of our oil and natural gas properties in future periods if the cost of our unamortized proved oil and natural gas properties exceeds the limitation under the full cost method of accounting. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs.

We also test goodwill for impairment annually or when circumstances indicate that an impairment may exist. If the book value of our reporting unit exceeds the estimated fair value of the reporting unit, an impairment charge will occur, which would negatively impact our results of operations and net worth. As a result of our testing of goodwill for impairment, we did not record an impairment charge for the years ended December 31, 2018 and 2017.

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

In general, the oil and natural gas exploration and production industry has been the subject of increasing scrutiny and regulation by environmental authorities. For example, the EPA has identified ensuring environmental compliance by the energy extraction sector as one of its enforcement initiatives for fiscal years 2017 - 2019. However, the EPA has proposed to transition away from a sector specific initiative for the 2020-2023 fiscal years to a more general focus on significant sources of VOCs.

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

GHG regulations could require us to incur increased operating costs and could have an adverse effect on demand for our oil and natural gas production. In the most recent Congressional session, a resolution was proposed which aimed to dramatically reduce GHG emissions, including a transition from fossil fuel. It is unclear what the future of this or other legislation would be. However, such legislation if adopted could have an adverse effect on demand for the oil and natural gas that we produce.

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

As an oil and natural gas production company, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of our employees; threats to the security of our facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. The implementation of additional procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

There are inherent limitations in all internal controls over financial reporting, and misstatements due to error or fraud may occur and not be detected.

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

Risks Relating to Our Common Shares

Our common shares are no longer listed on a national securities exchange and were deregistered under the Exchange Act, which may have a negative impact on our share price, volatility and Liquidity.

Since December 27, 2017, our common shares have been trading over the counter on the OTC Pink Marketplace under the ticker symbol “XCOO.” Our common shares continue to trade under that symbol with the added designation of “Q” to symbolize that we are currently in bankruptcy proceedings.

Our bankruptcy proceedings, as well as the delisting of our common shares from the NYSE and commencement of trading on the OTC Pink Marketplace, has resulted and may continue to result in a significant reduction in some or all of the following, each of which could have a material adverse effect on our shareholders:

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

There is no assurance that we will continue to trade on the OTC Pink Marketplace as we are dependent on one or more market makers establishing a market for our common shares, and even if they continue to do so, there can be no assurance that an active trading market will be maintained. Broker-dealers may decline to trade in the OTC Pink Marketplace because (1) the market for such securities is often limited, (2) such securities are generally more volatile, and (3) the risk to investors is generally greater. Selling our shares could be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and securities analyst and media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common shares as well as lower trading volume. We cannot provide any assurance that, even if our common shares continue to be listed or quoted on the OTC Pink Marketplace or another market or system, the market for our common shares will be liquid.

On February 15, 2019, we deregistered our common shares under the Exchange Act, which terminated the requirement to publicly file reports including financial statements and other pertinent information about the Company. As a result, our common share price and liquidity of our common shares may be further negatively impacted since there will be significantly less public information about the Company.

We believe it is highly likely that our existing common shares will be canceled at the conclusion of our Chapter 11 proceedings, and the holders of our existing common shares are not expected to be entitled to any recovery. As a result, we expect that the market for our common shares will be extremely limited during the pendency of our bankruptcy proceedings. See Item "1A. Risk Factors - We believe it is highly likely that our existing common shares will be canceled at the conclusion of our Chapter 11 proceedings".

Our common share price may fluctuate or remain significantly depressed throughout the pendency of our bankruptcy proceedings.

Our common shares currently trade on OTC Pink Marketplace but may have severely limited liquidity as a result of our bankruptcy proceedings, among other things. The market price of our common shares has previously experienced significant fluctuations as a result of:

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

Many of these factors are beyond our control and we cannot predict their potential effects on the price of our common shares. The price of our common shares may fluctuate significantly in the future as a result of these or other factors. However, we currently believe it is highly likely that our existing common shares will be canceled at the conclusion of our Chapter 11 proceedings, and the holders of our existing common shares are not expected to be entitled to any recovery. As a result, the market price of our common shares may remain significantly depressed during the pendency of our Chapter 11 proceedings. See "Item 1A. Risk Factors - We believe it is highly likely that our existing common shares will be canceled at the conclusion of our Chapter 11 proceedings".

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Corporate offices

We lease office space in Dallas, Texas. We also have small offices for technical and field operations in Texas, Louisiana and Pennsylvania. The table below summarizes our material corporate leases.

Location	Approximate square footage	Approximate remaining monthly payment	Expiration
Dallas, Texas	48,000	$95,000	December 31, 2022

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

Enterprise and Acadian contract litigation

During the third quarter of 2016, a dispute arose regarding our sales and transportation contracts with Enterprise Products Operating LLC ("Enterprise") and Acadian Gas Pipeline System ("Acadian"), respectively. Enterprise and Acadian are part of the corporate family of Enterprise Products Partners L.P. (“EPD”). In August 2016, each of EXCO and Enterprise did not remit certain payments allegedly due under the parties’ respective agreements. EXCO’s subsidiary, Raider, notified Enterprise that the agreements were in default, and subsequently terminated the agreements. Enterprise disputed our right to terminate the agreements, and commenced litigation at Enterprise Products Operating LLC and Acadian Gas Pipeline System v. EXCO Operating Company, LP, EXCO Partners OLP GP, LLC, Raider Marketing, LP, and Raider Marketing GP, LLC No. 2016-60848 157th Judicial District, Harris County, Texas, and subsequently joined Bluescape and two of our officers, Harold Hickey and Steve Estes. In October 2016, we filed counterclaims against Enterprise and Acadian in the state court action. The suit was automatically stayed pursuant to the Bankruptcy Code upon the commencement of the bankruptcy cases.

On February 12, 2018, Enterprise filed a motion in the Court seeking to lift the automatic stay to continue the suit in state court, and on March 9, 2018, Enterprise filed a motion in the state court seeking to sever the litigation against Bluescape from the litigation against us and our officers so it could proceed despite the automatic stay. On March 19, 2018, we filed a motion seeking to halt litigation against Bluescape and our directors. On April 19, 2018, the Court entered a stipulation and agreed order pursuant to which, among other things: (a) Enterprise withdrew its motion to lift the stay, dismissed its claims against our directors, and agreed not to commence litigation against Bluescape (although discovery could commence) until its claims against us had been resolved; and (b) we agreed to object to any proofs of claim filed by Enterprise or Acadian in the bankruptcy cases by July 20, 2018.

On April 23, 2018, Enterprise and Acadian filed proofs of claim asserting claims against EXCO and Raider. On July 20, 2018, we filed an objection to all proofs of claim filed by Enterprise and Acadian (“Enterprise Claims Objection”), and on October 22, 2018, we filed a motion seeking summary judgment in our favor. On October 5, 2018, Enterprise filed a response to the Enterprise Claims Objection and a motion seeking the Court’s abstention therefrom (“Enterprise Abstention Motion”). On October 29, 2018, the Debtors and Bluescape each filed an objection to the Enterprise Abstention Motion. On November 14, 2018, the Enterprise Claims Objection (and related summary judgment motion) and Enterprise Abstention Motion were abated by agreement. If the abatement is lifted, litigation between us and Enterprise/Acadian could recommence in either the state court, the Court, or both.

On November 13, 2018, EXCO and Bluescape executed an agreement with EPD to settle the aforementioned litigation and claims against the Debtors ("EPD Settlement Agreement"). Per the terms of the EPD Settlement Agreement:

•
The proofs of claim filed by EPD in the Chapter 11 Cases shall be settled for an allowed general unsecured claim of $10.0 million. These claims primarily include costs related to the rejection of a natural gas sales agreement and natural gas transportation agreement in the North Louisiana region. On the effective date of a plan of reorganization, Bluescape shall be required to purchase the claim from Enterprise for $5.0 million;

•	The Debtors shall pay Enterprise: (i) $6.25 million on the effective date of a plan of reorganization, and (ii) $6.25 million on September 1, 2019; and

•	Upon completion of the payments from the Debtors and Bluescape to EPD, each party shall provide releases and take all actions to dismiss the aforementioned litigation.

The EPD Settlement Agreement will not be effective until it is approved by the Court. Furthermore, the EPD Settlement Agreement will be terminated if the effective date of a plan of reorganization does not occur prior to July 1, 2019. We filed a motion with the Court to approve the EPD Settlement Agreement on March 13, 2019 and the hearing is scheduled for April 11, 2019.

Chesapeake natural gas sales contract litigation

On June 6, 2017, we filed a petition, application for temporary restraining order and temporary injunction against Chesapeake Energy Marketing, LLC ("CEML") in Dallas County, Texas, Case No. DC-17-06672, in the 14th District Court of Dallas County, Texas, for allegedly wrongfully terminating a long-term sales contract with Raider. We are asserting breach of contract, tortious interference with existing contract, tortious interference with prospective business relations, and declaratory relief that the contract is still in full force and effect. On June 7, 2017, Chesapeake filed to remove the lawsuit to the United States District Court Northern District of Texas. We subsequently joined Chesapeake Energy Corporation ("CEC"). CEC has filed a motion to dismiss for lack of personal jurisdiction, and the motion remains pending. See further discussion of the impact of the wrongful termination of the contract by CEML on our ability to divest certain assets in the South Texas region in "Note 3. Acquisitions, divestitures and other significant events" in the Notes to our Consolidated Financial Statements.

On May 24, 2018, CEML filed a motion seeking relief from the automatic stay to pursue counterclaims against us in the district court litigation. On July 23, 2018, the Court entered an order approving a joint stipulation and agreed order lifting the automatic stay to for the limited purpose of allowing CEML to assert any counterclaims or affirmative defenses in the litigation.

On February 21, 2019, EXCO executed an agreement with CEC and CEML to settle the aforementioned litigation, claims against the Debtors, and other matters ("Chesapeake Settlement Agreement"). Per the terms of the Chesapeake Settlement Agreement:

•
All claims filed by CEC and CEML in the Chapter 11 Cases shall be deemed disallowed and expunged. These claims primarily include costs related to the rejection of a marketing agreement in the North Louisiana region and pre-petition costs related to sales of natural gas in the South Texas region;

•
EXCO agreed to release CEC and CEML from pre-petition litigation including the wrongful termination of a natural gas sales contract in South Texas and improper charges for post-production costs in North Louisiana; and

•	EXCO will assume certain sales contracts with CEML and joint operating agreements with CEC.

The Chesapeake Settlement Agreement will not be effective until it is approved by the Court. We filed a motion with the Court to approve the Chesapeake Settlement Agreement on February 25, 2019 and the hearing is scheduled for March 20, 2019.

Shell natural gas sales contract litigation

On January 26, 2018, we initiated an adversary proceeding against Shell Energy North America (US) LP ("Shell Energy"), a subsidiary of Shell, under Case No. 18-30155 in the bankruptcy proceeding. This lawsuit was originally filed in Harris County District Court on December 26, 2017 and subsequently non-suited after the filing of the bankruptcy petitions. We brought suit due to Shell Energy’s withholding of approximately $33.4 million related to the sales of natural gas to Shell Energy in East Texas and North Louisiana for the months of November and December 2017. On March 23, 2018, the adversary proceeding was dismissed. The issues between Shell Energy and us related to the unpaid revenues remain outstanding.

In addition, we had withheld $28.5 million in revenues owed to Shell as a result of the dispute with Shell Energy. On October 1, 2018, the Court approved our settlement with Shell ("Shell Settlement Agreement"), pursuant to which:

•
EXCO will pay a total of $22.5 million to Shell, including $9.0 million within 15 days following the approval of the settlement agreement by the Court, $9.0 million within 45 days following the approval of the Court, and the remaining $4.5 million on or before the effective date of the plan of reorganization. Per the terms of the Shell Settlement Agreement, we paid Shell $18.0 million during the fourth quarter of 2018. Upon payment in full of the remaining amount, Shell shall release EXCO from any further liability related to the withheld revenues;

•
EXCO will commence the completion of four wells that were previously drilled in North Louisiana no later than November 15, 2018, and subsequently commence the completion of three additional wells that were previously drilled in North Louisiana. Per the terms of the Shell Settlement Agreement, we commenced completion on each of these wells during the fourth quarter of 2018 and first quarter of 2019;

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

The settlement agreement does not prevent us from asserting any claim, cross-claim, defense, or other cause of action against Shell Energy, nor does the settlement agreement prevent Shell Energy from asserting any claim, cross-claim, defense, or other cause of action against us. Furthermore, the settlement agreement provides that it shall not affect any proof of claim that Shell Energy filed in the Chapter 11 Cases. On March 7, 2018, the Court approved the rejection of certain natural gas sales agreements with Shell’s affiliate, Shell Energy, and we recorded a liability of $41.5 million in “Liabilities subject to compromise” related to our current estimate of the allowed claim. The receivable for sales of oil and natural gas to Shell Energy in November and December 2017 and the estimate of the allowed claim for the rejection of the natural gas sales agreement with Shell Energy were presented as a net amount of $8.1 million in "Liabilities subject to compromise" as of December 31, 2018.

Azure minimum volume commitment litigation

On March 1, 2018, we filed a motion to reject an agreement to deliver an aggregate minimum volume commitment of natural gas production in East Texas and North Louisiana to certain gathering systems owned by Azure Midstream Energy, LLC and TGG Pipeline, Ltd. (collectively, “Azure”) through November 30, 2018.  The motion was abated on May, 8, 2018 and on May 16, 2018, EXCO Operating Company, LP (“EOC”) and Raider commenced an adversary proceeding against Azure under Case No. 18-03096 in the bankruptcy proceedings.  We initiated this adversary proceeding against Azure to establish that the minimum volume commitment agreement is severable from the base gathering agreement between the parties.  Various dispositive motions were filed, which were heard by the Court on August 9, 2018. In addition, on April 11, 2018, Azure filed a motion to compel payment of an administrative expense claim for payment of certain disputed compression fees, and on April 13, 2018 filed proofs of claims on account of the gathering and minimum volume commitment agreements. We objected to Azure’s proofs of claim and filed a motion to estimate the claims against EOC at $0.

On November 19, 2018, the Court approved our settlement with Azure ("Azure Settlement Agreement"), pursuant to which:

•	EXCO agreed to pay Azure $15.0 million and transfer equity interests held in Azure (~3.35%) on the effective date of EXCO’s plan of reorganization; and

•	EXCO will assume the base gathering agreement with Azure and cure any associated pre-petition amounts associated with the agreement on or before February 28, 2019.

Upon completion of the aforementioned criteria, Azure’s claims related to the base gathering agreement and minimum volume commitment will be deemed to be satisfied. On March 1, 2019, we paid $6.4 million of pre-petition costs for gathering services under the base gathering agreement. The remaining payment and transfer of equity interests are expected to be paid on the effective date of EXCO's plan of reorganization.

Natural gas flaring application

In January 2018, we commenced the flaring of natural gas produced in our South Texas region pursuant to temporary flare permits. In May 2018, we went before the Texas Railroad Commission at a hearing regarding a requested extension of the Flaring Application for up to two-years. We expect that a final ruling by the Texas Railroad Commission on the Flaring Application will be issued in early 2019.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information for our common shares

Our common shares have been quoted over-the-counter under the symbol "XCOOQ" since December 27, 2017. Prior to that time, our common shares were traded on the NYSE.

The following table sets forth for the periods indicated, the highest and lowest sales price for our common shares, as reported on the NYSE for the periods through December 22, 2017, and the quarterly high and low bid quotations for our common shares as reported over-the-counter for the period beginning December 27, 2017:

	Price per share
	High	Low
2018:
First Quarter	$0.74	$0.19
Second Quarter	0.39	0.06
Third Quarter	0.16	0.05
Fourth Quarter	0.14	0.02

2017:
First Quarter	$14.70	$7.05
Second Quarter	9.90	2.65
Third Quarter	2.81	1.00
Fourth Quarter	1.72	0.19

Our shareholders

According to our transfer agent, Continental Stock Transfer & Trust Company, there were 60 holders of record of our common shares on December 31, 2018 (including nominee holders such as banks and brokerage firms who hold shares for beneficial holders and holders of restricted shares).

Item 6.	Selected Financial Data

The information required herein has been omitted due to the relief from disclosure afforded to smaller reporting companies under Regulation S-K and Article 8 of Regulation S-X.

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

On January 22, 2018, we closed the DIP Credit Agreement, which includes an initial borrowing base of $250.0 million. The proceeds from the DIP Facilities were used to refinance all obligations outstanding under the EXCO Resources Credit Agreement and will provide additional liquidity to fund our operations during the Chapter 11 process. On January 15, 2019, we entered into an amendment to the DIP Credit Agreement to extend the maturity date from January 22, 2019 to May 22, 2019.

On October 1, 2018, the Debtors filed the October 2018 Plan and related Disclosure Statement with the Court. On November 5, 2018, the Court authorized us to solicit acceptances of the October 2018 Plan and approved the Disclosure Statement and other related solicitation materials and procedures necessary to approve the October 2018 Plan. Simultaneous with the solicitation process, we initiated a marketing process for the issuance of a new revolving credit facility and a new second lien debt instrument. During the course of the marketing process, oil prices experienced a significant decline and overall market conditions worsened. As a result, we were not able to obtain the exit financing required to consummate the October 2018 Plan. On February 15, 2019, the Court approved a motion to extend the filing exclusivity period through April 1, 2019 and the solicitation exclusivity period through May 31, 2019. On March 8, 2019, the Debtors filed the March 2019 Plan and related Disclosure Statement with the Court. The March 2019 Plan provides for either a reorganization of the Debtors as a going concern or an All Asset Sale. We have not received consents from any creditors in support of the March 2019 Plan.

For the duration of the Chapter 11 Cases, our operations and ability to develop and execute our business plan are subject to risks and uncertainties associated with the Chapter 11 Cases. As a result of these risks and uncertainties, our assets, liabilities, shareholders’ equity, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in this annual report on Form 10-K may not accurately reflect our operations, properties and capital plans following the conclusion of the Chapter 11 Cases. See further discussion of the impact of the bankruptcy proceedings as part of “Note 1. Organization and basis of presentation” in the Notes to our Consolidated Financial Statements.

Impact on our indebtedness

The commencement of the Chapter 11 Cases constituted an event of default that accelerated our obligations under the EXCO Resources Credit Agreement, 1.5 Lien Notes, 1.75 Lien Term Loans, 2018 Notes, and 2022 Notes. These debt instruments provide that as a result of the commencement of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments are automatically stayed as a result of the commencement of the Chapter 11 Cases, and the creditors’ rights of enforcement with respect to the debt instruments are subject to the applicable provisions of the Bankruptcy Code.

As of the Petition Date, we adjusted the carrying value of our indebtedness to the estimated amount that will be allowed as claims in the Chapter 11 Cases. These amounts represent our current estimate and may materially differ from actual future settlement amounts paid. As of December 31, 2018, the carrying value for each of our debt instruments approximates the principal amount. The corresponding expense associated with the adjustments was recorded as “Reorganization items, net” on our Consolidated Statement of Operations for the year ended December 31, 2018.

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

Rejection of executory contracts

Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Court and fulfillment of certain other conditions. The rejection of an executory contract or unexpired lease is generally treated as a breach as of the Petition Date of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but may give rise to a general unsecured claim against the Company or the applicable Filing Subsidiaries for damages caused by such rejection. Our estimate of allowable claims related to the executory contracts and unexpired leases approved for rejection by the Court was recorded as “Liabilities subject to compromise” on our Consolidated Balance Sheet as of December 31, 2018 and the corresponding expense was recorded as “Reorganization items, net” in our Consolidated Statement of Operations for year ended December 31, 2018.

During March 2018, the Court approved the rejection of certain executory contracts related to the sale, marketing and transportation of natural gas in the North Louisiana region. On November 19, 2018, the Court approved an agreement entered into by EXCO and Azure to settle any claims related to a minimum volume commitment for gathering services in the East Texas and North Louisiana regions. We expect our realized natural gas price differentials and gathering and transportation expenses to improve in the future as a result of the rejection and settlement of these contracts.

On August 9, 2018, the Court approved the rejection of the office lease for our corporate headquarters in Dallas, Texas. We subsequently entered into a new lease for a reduced amount of square footage in the same office building with a term through December 31, 2022. We expect our rent expense included within general and administrative expenses to decrease in the future as a result of the rejection of this contract. See further discussion of the impact of the rejection and settlement of executory contracts as part of “Note 1. Organization and basis of presentation” in the Notes to our Consolidated Financial Statements.

Appalachia JV Settlement

On February 27, 2018, we closed a settlement agreement with a subsidiary of Shell to resolve arbitration regarding our right to participate in an area of mutual interest in the Appalachia region (“Appalachia JV Settlement”). As a result of the Appalachia JV Settlement, we acquired Shell’s interests in our joint venture in Appalachia, including entities that own interests in oil and natural gas properties, an entity that operates the wells in the joint venture in Appalachia (“OPCO”) and an entity that owns and operates midstream assets in the Appalachia region (“Appalachia Midstream”). As a result, the Appalachia JV Settlement increased our production, revenues and expenses in the Appalachia region. Also, the Appalachia JV Settlement decreased our recoveries of general and administrative expenses related to the joint venture in Appalachia. See further discussion of this settlement as part of “Note 3. Acquisitions, divestitures and other significant events” in the Notes to our Consolidated Financial Statements.

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

Derivative financial instruments

We have historically used derivative financial instruments to manage price fluctuations, protect our investments and achieve a more predictable cash flow. The estimates of the fair values of our derivative financial instruments require judgment. The fair value of our derivative financial instruments is determined by quoted futures prices, utilization of the credit-adjusted risk-free rate curves and the implied rates of volatility. We do not designate our derivative financial instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the respective instruments’ fair value in earnings. When prices for oil and natural gas are volatile, a significant portion of the effect of our derivative financial instrument management activities consists of non-cash income or expense due to changes in the fair value of our derivative financial instruments. Our ability to enter into commodity derivative contracts is limited during the Chapter 11 Cases, see further discussion in "Note 4. Derivative financial instruments" in the Notes to our Consolidated Financial Statements.

On March 15, 2017, we issued warrants to investors in connection with the issuance of the 1.5 Lien Notes and 1.75 Lien Term Loans in March 2017. The 2017 Warrants are accounted for as derivatives in accordance with FASB ASC 815, Derivatives and Hedging, ("ASC 815"), and required to be classified as liabilities due to the types of anti-dilution adjustments. As a pre-petition obligation that may be impacted by the Chapter 11 process, we have classified the 2017 Warrants as “Liabilities subject to compromise" on the Consolidated Balance Sheet as of December 31, 2018. The liability attributable to the 2017 Warrants as of the issuance date and the end of each reporting period was measured using the Black-Scholes model based on inputs including our share price, volatility, expected remaining life and the risk-free rate of return. The increase or decrease in fair value of the 2017 Warrants is recognized in earnings. The implied rates of volatility were determined based on historical prices of our common shares over a period consistent with the expected remaining life. The 2017 Warrants will be measured at fair value on a recurring basis until the date of exercise, cancellation or expiration.

Equity-based compensation

Our equity-based compensation includes share-based compensation to employees which we account for in accordance with FASB ASC 718, Compensation-Stock Compensation ("ASC 718"). Our equity-based compensation for 2017 includes compensation expense for warrants issued to Energy Strategic Advisory Services LLC (“ESAS”), a subsidiary of Bluescape, which we accounted for in accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees ("ASC 505-50"). The warrants were forfeited and canceled pursuant to an agreement with ESAS entered into on November 9, 2017.

ASC 718 requires share-based compensation to employees to be recognized in our Consolidated Statements of Operations based on their estimated fair values. Estimating the grant date fair value of our share-based compensation requires management to make assumptions and to apply judgment in estimating the fair value. These assumptions and judgments include estimating the volatility of our share price, dividend yields, expected term, forfeiture rates and other company-specific inputs. ASC 505-50 requires the warrants to be re-measured each interim reporting period until the completion of the services under the agreement and an adjustment is recorded in our Consolidated Statements of Operations. The fair value of the warrants was dependent on factors such as our share price, historical volatility, risk-free rate and performance relative to our peer group.

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

Goodwill

In accordance with FASB ASC 350-20, Intangibles-Goodwill and Other, goodwill shall not be amortized, but is tested for impairment at least annually, or more frequently as impairment indicators arise. Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated. Losses, if any, resulting from impairment tests will be reflected in operating income or loss in the Consolidated Statements of Operations.

As of December 31, 2018, we utilized a discounted cash flow model to value our business and corroborated the results of the valuation model through a comparison to our enterprise value that is calculated as the combined market capitalization of our equity plus the fair value of our debt. The discounted cash flow model used in the income approach requires us to make various judgmental assumptions about future production, revenues, operating and capital expenditures, discount rates and other inputs which are based on our budgets, business plans, economic projections and anticipated future cash flows. Due to the changing market conditions, it is possible that inputs and assumptions used in the valuation may change in the future, which could materially affect the estimate of the fair value of our business.

Revenue recognition and natural gas imbalances

We use the sales method of accounting for oil and natural gas revenues. We record sales revenue based on an estimate of the volumes delivered at estimated prices as determined by the applicable sales agreement. We estimate our sales volumes primarily on company-measured volume readings. We then adjust our oil and natural gas sales in subsequent periods based on the data received from our purchasers that reflects actual volumes and prices received. Historically, these differences have been immaterial. Natural gas imbalances at December 31, 2018 were 0.7 Bcf and were reflected as a reduction to our Proved Reserves. Natural gas imbalances at December 31, 2017 were not significant.

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

Income taxes

Income taxes are accounted for in accordance with FASB ASC 740, Income Taxes. Deferred taxes are recorded to reflect the tax benefits and consequences of future years' differences between the tax basis of assets and liabilities and their financial reporting basis. We must make certain estimates related to the reversal of temporary differences, and actual results could vary from those estimates. We assess, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income. Examples of positive and negative evidence include historical taxable income or losses, forecasted income or losses, the estimated timing of the reversals of existing temporary differences as well as prudent and feasible tax planning strategies. We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2018, we continued to have a full valuation allowance against our net deferred tax assets. A significant amount of judgment is also required in determining the amount of unrecognized tax benefit to record for uncertain tax positions. We consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of unrecognized tax benefit. We currently do not have any uncertain tax positions recorded as of December 31, 2018.

Our results of operations

A summary of key financial data for the years ended December 31, 2018 and 2017 related to our results of operations is presented below:

	Year Ended December 31,		Year to year Change
(dollars in thousands, except per unit prices)	2018	2017
Production:
Oil (Mbbls)	1,357	1,158	199
Natural gas (Mmcf)	98,779	80,136	18,643
Total production (Mmcfe) (1)	106,921	87,084	19,837
Average daily production (Mmcfe)	293	239	54
Revenues before commodity derivative financial instrument activities:
Oil	$90,614	$57,693	$32,921
Natural gas	281,977	201,137	80,840
Total oil and natural gas revenues	372,591	258,830	113,761
Purchased natural gas and marketing	21,435	24,816	(3,381)
Total revenues	$394,026	$283,646	$110,380
Commodity derivative financial instruments:
Gain (loss) on derivative financial instruments - commodity derivatives	$(615)	$24,732	$(25,347)
Average sales price (before cash settlements of commodity derivative financial instruments):
Oil (per Bbl)	$66.78	$49.82	$16.96
Natural gas (per Mcf)	2.85	2.51	0.34
Natural gas equivalent (per Mcfe)	3.48	2.97	0.51
Costs and expenses:
Oil and natural gas operating costs	$42,149	$35,011	$7,138
Production and ad valorem taxes	15,260	13,131	2,129
Gathering and transportation	76,175	111,427	(35,252)
Purchased natural gas	16,387	23,400	(7,013)
Depletion	78,981	50,066	28,915
Depreciation and amortization	1,308	974	334
General and administrative (2)	27,850	30,165	(2,315)
Interest expense, net	33,917	108,175	(74,258)
Costs and expenses (per Mcfe):
Oil and natural gas operating costs	$0.39	$0.40	$(0.01)
Production and ad valorem taxes	0.14	0.15	(0.01)
Gathering and transportation	0.71	1.28	(0.57)
Depletion	0.74	0.57	0.17
Depreciation and amortization	0.01	0.01	—
Net income (loss) (3)	$(182,697)	$24,362	$(207,059)

(1)	Mmcfe is calculated by converting one barrel of oil into six Mcf of natural gas.

(2)	Equity-based compensation included in general and administrative expense was expense of $2.1 million and income of $11.4 million for the years ended December 31, 2018 and 2017, respectively.

(3)
Net loss for the for the year ended December 31, 2018 includes the effects of the gain recognized from the Appalachia JV Settlement of $119.2 million and net costs associated with the Chapter 11 Cases of $409.3 million. Net income for the year ended December 31, 2017 includes the effect of the $159.2 million gain recognized due to the change in fair value of our common share warrants resulting from a decrease in our share price during the period.

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2018 and 2017. The comparability of our results of operations for the years ended December 31, 2018 and 2017 was affected by:

•	changes in general and administrative expenses as a result of legal and professional fees incurred in connection with the restructuring process;

•
rejection of certain executory contracts as part of the Chapter 11 Cases related to the sale, marketing and transportation of natural gas in the North Louisiana region, and the office lease for our corporate headquarters;

•	impact of the Chapter 11 Cases on our indebtedness, including the adjustments to the carrying value as well as the accrual of interest during the pendency of the bankruptcy proceedings;

•	gains from the settlement of litigation with our Appalachian joint venture partner during 2018, as well as increased production, revenues and operating expenses attributable to the acquired interests;

•	fluctuations in oil and natural gas prices, which impact our oil and natural gas reserves, revenues, cash flows and net income or loss;

•	mark-to-market gains and losses from our derivative financial instruments, including gains on the 2017 Warrants due to a decrease in EXCO’s share price;

•	changes in proved reserves and production volumes and their impact on depletion; and

•	the impact of development activities on our oil and natural gas production.

Oil and natural gas production, revenues and prices

The following table presents our production, revenue and average sales prices for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018			2017			Year to year change
(dollars in thousands, except per unit rate)	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe	Production (Mmcfe)	Revenue	$/Mcfe
Producing region:
North Louisiana	70,104	$206,396	$2.94	53,373	$138,653	$2.60	16,731	$67,743	$0.34
East Texas	10,828	31,070	2.87	16,106	45,026	2.80	(5,278)	(13,956)	0.07
South Texas	8,160	90,308	11.07	7,742	54,084	6.99	418	36,224	4.08
Appalachia and other	17,829	44,817	2.51	9,863	21,067	2.14	7,966	23,750	0.37
Total	106,921	$372,591	$3.48	87,084	$258,830	$2.97	19,837	$113,761	$0.51

Production for the year ended December 31, 2018 increased by 19.8 Bcfe, or 23%, as compared to the same period in 2017. Significant components of the changes in production were a result of:

•
Increased production of 16.7 Bcfe for the year ended December 31, 2018 in the North Louisiana region, primarily due to 11 gross (6.7 net) operated wells turned-to-sales in the first quarter of 2018 and 8 gross (4.9 net) operated wells turned-to-sales in the fourth quarter of 2017.

•
Decreased production of 5.3 Bcfe for the year ended December 31, 2018 in the East Texas region, primarily due to natural production declines as we have not turned an operated well to sales in the region since the first quarter of 2016.

•
Increased production of 0.4 Bcfe for the year ended December 31, 2018 in the South Texas region. We turned-to-sales 9 gross (8.6 net) operated wells in the first half of 2018 and an additional 7 gross (4.3 net) wells in the second half of 2018. We expect continued increases in production in 2019 due to additional wells turned-to-sales in mid to late 2019. Prior to the first quarter of 2018, the most recent operated well turned-to-sales in this region was in the fourth quarter of 2015.

•
Increased production of 8.0 Bcfe for the year ended December 31, 2018 in the Appalachia region, primarily due to the acquisition of additional interests in the Appalachia JV Settlement and 1 gross (0.9 net) operated well turned-to-sales in the first quarter of 2018. The last well that turned to sales in the Appalachia region prior to the first quarter of 2018 was in late 2015.

Oil and natural gas revenues for the year ended December 31, 2018 increased by $113.8 million, or 44%, as compared to the same period in 2017. The increase in revenues was primarily the result of an increase in oil and natural gas prices and an increase in production. Our average natural gas sales price increased 14% to $2.85 per Mcf for the year ended December 31, 2018 from $2.51 per Mcf for the year ended December 31, 2017, primarily due to improved natural gas price differentials as a result of the rejection of certain executory contracts for the sale and marketing of natural gas in the North Louisiana region. Our average sales price of oil per Bbl increased 34% to $66.78 per Bbl for the year ended December 31, 2018 from $49.82 per Bbl for the year ended December 31, 2017, primarily due to higher market prices.

Purchased natural gas and marketing revenues

Purchased natural gas and marketing revenues include revenues we receive as a result of selling natural gas purchased from third parties and marketing fees we receive from third parties. Purchased natural gas and marketing revenues for the year ended December 31, 2018 decreased by $3.4 million, or 14%, as compared to the same period in 2017. The decrease for the year ended December 31, 2018 was primarily due to lower marketing fees charged to third parties and lower volumes purchased. The decrease in marketing fees charged to third parties was primarily due to an increase in our average working interests in production from operated wells compared to the same period in prior year.

Oil and natural gas operating costs

The following tables present our oil and natural gas operating costs for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018			2017			Year to year change
(in thousands)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$17,939	$2,091	$20,030	$14,055	$3,130	$17,185	$3,884	$(1,039)	$2,845
East Texas	3,655	1,696	5,351	4,585	828	5,413	(930)	868	(62)
South Texas	12,422	90	12,512	10,677	4	10,681	1,745	86	1,831
Appalachia and other	3,585	671	4,256	1,694	38	1,732	1,891	633	2,524
Total	$37,601	$4,548	$42,149	$31,011	$4,000	$35,011	$6,590	$548	$7,138

	Year Ended December 31,
	2018			2017			Year to year change
(per Mcfe)	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total	Lease operating expenses	Workovers and other	Total
Producing region:
North Louisiana	$0.26	$0.03	$0.29	$0.26	$0.06	$0.32	$—	$(0.03)	$(0.03)
East Texas	0.34	0.16	0.50	0.28	0.05	0.33	0.06	0.11	0.17
South Texas	1.52	0.01	1.53	1.38	—	1.38	0.14	0.01	0.15
Appalachia and other	0.20	0.04	0.24	0.17	—	0.17	0.03	0.04	0.07
Total	$0.35	$0.04	$0.39	$0.36	$0.04	$0.40	$(0.01)	$—	$(0.01)

Oil and natural gas operating costs for the year ended December 31, 2018 increased by $7.1 million, or 20%, as compared to the same period in 2017, primarily due to higher variable costs as a result of increased production and the acquisition of incremental interests in the Appalachia JV Settlement. Oil and natural gas operating costs decreased from $0.40 per Mcfe for the year ended December 31, 2017 to $0.39 per Mcfe for the year ended December 31, 2018. The decrease on a per Mcfe basis was primarily due to increased production in relation to certain fixed oil and natural gas operating costs.

Production and ad valorem taxes

The following table presents our production and ad valorem taxes on a percentage of revenue basis and per Mcfe basis for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018			2017
(in thousands, except per unit rate)	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe	Production and ad valorem taxes	% of revenue	Taxes $/Mcfe
Producing region:
North Louisiana	$6,609	3.2%	$0.09	$6,936	5.0%	$0.13
East Texas	635	2.0%	0.06	1,291	2.9%	0.08
South Texas	6,008	6.7%	0.74	4,300	8.0%	0.56
Appalachia and other	2,008	4.5%	0.11	604	2.9%	0.06
Total	$15,260	4.1%	$0.14	$13,131	5.1%	$0.15

Production and ad valorem taxes for the year ended December 31, 2018 increased by $2.1 million or 16%, as compared to the same period in 2017. The increase was primarily due to an increase in production and higher oil prices for the year ended December 31, 2018. The increase in oil prices primarily impacted properties located in our South Texas region because production taxes are based on a fixed percentage of gross value of production sold. In addition, we incurred higher assessments for the impact fee required to be paid to the Commonwealth of Pennsylvania. The increase in the impact fee was primarily due to higher natural gas market prices utilized in the calculation of the fee and the additional interests in oil and natural gas properties acquired as a result of the Appalachia JV Settlement.

Gathering and transportation

Gathering and transportation expenses for the year ended December 31, 2018 decreased by $35.3 million, or 32%, as compared to the same period in 2017. Gathering and transportation expenses were $0.71 per Mcfe for the year ended December 31, 2018 as compared to $1.28 per Mcfe for the same period in 2017. The decreases were primarily due to the impact of the rejection of executory contracts for the transportation of natural gas in the North Louisiana region as part of the Chapter 11 Cases. We expect gathering and transportation expenses to continue to decline on a per Mcfe basis during 2019 due to lower fixed costs associated with the expiration of a minimum volume commitment for gathering services in the North Louisiana region.

Purchased natural gas expenses

Purchased natural gas expenses are purchases of natural gas from third parties plus the related costs of transportation. Purchased natural gas expenses for the year ended December 31, 2018 decreased by $7.0 million, or 30%, as compared to the same period in 2017. The decrease was primarily due to lower volumes purchased and lower transportation costs as a result of the rejection of executory contracts for the transportation of natural gas in the North Louisiana region.

Depletion, depreciation and amortization

Depletion, depreciation and amortization for the year ended December 31, 2018 increased from the same period in 2017 primarily due to an increase in depletion expense of $28.9 million, or 58%. The increase in depletion expense was primarily due to an increase in production and a higher depletion rate. The depletion rate for the year ended December 31, 2018 was $0.74 per Mcfe, compared to $0.57 per Mcfe in the same period in 2017. The increase in the depletion rate was primarily due to the additional costs associated with our development of the South Texas and North Louisiana regions. In particular, the development of oil producing assets in South Texas results in a higher depletion rate when calculated on per Mcfe basis compared to the rest of our properties.

General and administrative

The following table presents our general and administrative expenses for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2018	2017	Year to year change
General and administrative expenses:
Gross general and administrative expenses	$47,072	$65,484	$(18,412)
Technical services and service agreement charges	(4,284)	(6,386)	2,102
Operator overhead reimbursements	(14,060)	(14,585)	525
Capitalized salaries	(2,931)	(2,918)	(13)
General and administrative expenses, excluding equity-based compensation	25,797	41,595	(15,798)
Gross equity-based compensation	2,400	(10,430)	12,830
Capitalized equity-based compensation	(347)	(1,000)	653
General and administrative expenses	$27,850	$30,165	$(2,315)

General and administrative expenses for the year ended December 31, 2018 decreased by $2.3 million compared to the same period in 2017. Significant components of the changes in general and administrative expenses were a result of:

•
Higher equity-based compensation of $13.5 million for the year ended December 31, 2018, primarily due to income in the prior year of $14.5 million related to a significant decline in the fair value of the warrants issued to ESAS. This was partially offset by a decrease in equity-based compensation of $1.7 million for the year ended December 31, 2018 due to the discontinuation of grants of share-based compensation to employees and lower employee headcount.

•
Increased personnel costs of $2.3 million for year ended December 31, 2018. The increase was primarily due to higher cash-based bonus expense during the current year, partially offset by variable costs associated with lower headcount. The increase in bonus expense was due to the adoption of new cash-based retention and incentive plans in connection with our restructuring activities. The cash-based retention and incentive plans are intended to replace grants under the discontinued equity-based incentive plans. As a result, cash-based personnel costs increased and equity-based compensation expense decreased.

•
Decreased consulting and contract labor costs $2.9 million for the year ended December 31, 2018 primarily due to the suspension of the services and investment agreement with ESAS that was effective November 9, 2017.

•
Decreased legal and professional fees of $14.7 million for the year ended December 31, 2018. Our legal and professional fees during 2017 primarily consisted of legal, financial and restructuring advisors engaged to evaluate strategic alternatives. Any legal and professional fees related to the Chapter 11 Cases incurred subsequent to the Petition Date are classified as “Reorganization items, net” on the Consolidated Statement of Operations.

•
Decreased overhead reimbursement, technical services and service agreement charges of $2.6 million for the year ended December 31, 2018. The decreases are primarily a result of lower recoveries from third parties due to the acquisition of our joint venture partner’s interests in the Appalachia JV Settlement.

•
Decreased various other gross general and administrative expenses of $3.1 million for the year ended December 31, 2018. These decreases reflect our continued efforts to reduce our general and administrative costs.

Interest expense, net

Interest expense, net for the year ended December 31, 2018 decreased $74.3 million from the same period in 2017. The decrease was primarily due to the suspension of interest accrued on certain instruments subsequent to the Petition Date. As a result of the bankruptcy proceedings, the Court limited post-petition interest on certain indebtedness that may be under-secured or unsecured. On February 22, 2018, the Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement and the 1.5 Lien Notes. We continued to accrue and pay interest on the DIP Credit Agreement and the 1.5 Lien Notes subsequent to the Petition Date. We accrued interest on 1.75 Lien Term Loans, Second Lien Term Loans, 2018 Notes and 2022 Notes through the Petition Date with no interest accrued subsequent to the Petition Date. See “Note 5. Debt” in the Notes to our Consolidated Financial Statements for additional information.

Gain (loss) on derivative financial instruments - commodity derivatives

Our oil and natural gas derivative financial instruments resulted in a net loss of $0.6 million and a net gain of $24.7 million for the years ended December 31, 2018 and 2017, respectively. In January 2018, the counterparty to our remaining open swap contracts early terminated the outstanding contracts effective January 31, 2018. As a result, we did not have any outstanding oil and natural gas derivative financial instruments subsequent to the termination of these contracts.

The following table presents our oil and natural gas prices, before and after the impact of the cash settlement of our commodity derivatives:

	Year Ended December 31,
Average realized pricing:	2018	2017	Year to year change
Natural gas (per Mcf):
Net price, excluding derivatives	$2.85	$2.51	$0.34
Cash receipts (payments) on derivatives	0.01	(0.05)	0.06
Net price, including derivatives	$2.86	$2.46	$0.40
Oil (per Bbl):
Net price, excluding derivatives	$66.78	$49.82	$16.96
Cash receipts (payments) on derivatives	—	(0.15)	0.15
Net price, including derivatives	$66.78	$49.67	$17.11
Natural gas equivalent (per Mcfe):
Net price, excluding derivatives	$3.48	$2.97	$0.51
Cash receipts (payments) on derivatives	0.01	(0.05)	0.06
Net price, including derivatives	$3.49	$2.92	$0.57

Our total cash receipts for the year ended December 31, 2018 were $0.5 million, or $0.01 per Mcfe, compared to cash payments of $4.1 million, or $0.05 per Mcfe, for the year ended December 31, 2017.

Gain on derivative financial instruments - common share warrants

Pursuant to ASC 815, we account for the 2017 Warrants as derivative financial instruments and carry the warrants as a non-current liability at their fair value, with the increase or decrease in fair value recognized in earnings. These warrants will be measured at fair value on a recurring basis until the date of exercise or the date of expiration. On January 16, 2018, affiliates of Fairfax surrendered all of their rights to the 2017 Warrants, which had entitled them rights to purchase in aggregate up to 10,824,376 common shares at $13.95 per share and 1,725,576 common shares at $0.01 per share. During the year ended December 31, 2018, we recorded a gain of $1.9 million, primarily due to the cancellation of warrants by Fairfax and changes in EXCO’s share price. During the year ended December 31, 2017, we recorded a gain of $159.2 million primarily due to a decrease in EXCO’s share price.

Reorganization items, net

Pursuant to ASC 852, any costs directly related to an entity’s bankruptcy proceedings are presented separately as "Reorganization items, net." We recorded a net loss on Reorganization items, net of $409.3 million for the year ended December 31, 2018 primarily due to the rejection of executory contracts of $312.2 million, legal and professional fees of $67.8 million and the acceleration of deferred financing costs, debt discounts and deferred reductions in carrying value of debt instruments of $30.5 million partially offset by gains on the settlement of pre-petition claims of $1.2 million. The losses associated with the rejection of executory contracts, unexpired leases and adjustments to the carrying value of debt instruments are based on our current estimate of the allowable claims and may differ from actual claims or future settlement amounts paid. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. See “Note 1. Organization and basis of presentation” in the Notes to our Consolidated Financial Statements for additional information.

Loss on restructuring and extinguishment of debt

For the year ended December 31, 2017, we recorded a loss on restructuring of debt of $6.4 million related to the transaction costs associated with the exchange of Second Lien Term Loans for 1.75 Lien Term Loans.

Equity income (loss)

We recognized equity income of $0.2 million and an equity loss of $4.2 million for the years ended December 31, 2018 and 2017, respectively. We acquired the remaining ownership interests in OPCO and Appalachia Midstream as a result of the Appalachia JV Settlement on February 27, 2018. Prior to the settlement, we accounted for our ownership interests in OPCO and Appalachia Midstream as equity method investments. As a result of the settlement, OPCO and Appalachia Midstream are wholly-owned subsidiaries and are consolidated within our financial results.

Income taxes

During the years ended December 31, 2018 and 2017, we recognized an income tax benefit of $4.5 million and income tax expense of $0.3 million, respectively. The following table presents our income tax benefit and expense for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2018	2017	Year to year change
Income tax (benefit) expense:
Current income tax (benefit) expense	$—	$(1,420)	$1,420
Deferred income tax (benefit) expense	(4,518)	1,716	(6,234)
Total income tax (benefit) expense	$(4,518)	$296	$(4,814)

Deferred income tax benefit during the year ended December 31, 2018 related to changes in a deferred tax liability for tax-deductible goodwill. As of December 31, 2017, we recognized a deferred tax liability of $4.5 million for tax-deductible goodwill. The deferred tax liability related to goodwill was considered to have an indefinite life based on the nature of the underlying asset and could not be offset under GAAP with a deferred tax asset with a definite life, such as NOLs. As a result of the Tax Cuts and Jobs Act (“Tax Act”), deferred tax assets resulting from NOLs generated in taxable years subsequent to December 31, 2017 are considered to have an indefinite life. Therefore, we recognized an income tax benefit of $4.5 million during the in the first quarter of 2018 because we expect to be able to utilize deferred tax assets related to NOLs to offset the deferred tax liability related to goodwill. During the year ended December 31, 2017, we recognized a current income tax benefit of $1.4 million due to refunds for alternative minimum tax credits and deferred income tax expense of $1.7 million, related to changes in the deferred tax liability related to tax-deductible goodwill with an indefinite life that could not be offset by NOLs that were considered to have a definite life prior to the enactment of the Tax Act.

Our net deferred tax assets have been fully reserved with valuation allowances. Our accumulated valuation allowance as of December 31, 2018 was approximately $874.9 million and has fully offset our net deferred tax assets. We will continue to recognize deferred tax valuation allowances until the realization of deferred benefits becomes more-likely-than-not. The utilization of our NOLs to offset taxable income in future periods may be limited if we undergo an ownership change based on the criteria in Section 382 of the Internal Revenue Code. See further discussion of the potential limitations on the utilization of our net operating losses as part of "Item 1A. Risk Factors".

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

•	costs related to the settlement of pre-petition claims;

•
our ability to obtain exit financing on favorable terms in order to consummate a plan of reorganization prior to the maturity of the DIP Credit Agreement on May 22, 2019, or our ability to obtain the waivers or consents required from the DIP Lenders to extend the DIP Credit Agreement;

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

Recent events affecting Liquidity
On January 15, 2018, the Company and the Filing Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. We expect to continue to incur significant costs associated with the bankruptcy process, including legal, financial and restructuring advisors to the Company and certain of our creditors. Therefore, our ability to obtain confirmation of a successful plan of reorganization in a timely manner is critical to ensuring our Liquidity is sufficient during the bankruptcy process.
On January 22, 2018, we closed the DIP Credit Agreement, which includes an initial borrowing base of $250.0 million and maturity date of January 22, 2019. Proceeds from the DIP Credit Agreement were used to repay all obligations outstanding under the EXCO Resources Credit Agreement and will provide additional liquidity to fund our operations during the Chapter 11 process. Our Liquidity was $144.2 million as of December 31, 2018.
On January 15, 2019, we entered into an amendment to the DIP Credit Agreement to extend the maturity date from January 22, 2019 to May 22, 2019. In order to repay the DIP Facilities at maturity, we currently expect that we would need to seek additional financing, sell assets, refinance or restructure the DIP Facilities prior to maturity or extend the maturity date of the DIP Facilities. A further extension of the DIP Facilities beyond the scheduled maturity date would require a waiver or consent from the DIP Lenders. If we are required to seek additional financing, we may not be able to obtain such financing on favorable terms or at all.

On March 8, 2019, the Debtors filed the March 2019 Plan and related Disclosure Statement with the Court; however, we have not received consents from any creditors in support of the March 2019 Plan. Therefore, our ability to confirm a plan of reorganization in a timely manner is subject to factors beyond our control, including actions of the Court and creditors. As a result, it is unlikely that we will be able to consummate a plan of reorganization prior to the maturity of the DIP Facilities. Therefore, our long-term liquidity and the adequacy of our capital resources are highly uncertain at this time.
The following table presents our Liquidity and outstanding principal balances of our debt as of December 31, 2018:

(in thousands)	December 31, 2018
DIP Credit Agreement	$156,406
1.5 Lien Notes	316,958
1.75 Lien Term Loans	708,926
Second Lien Term Loans	17,246
2018 Notes	131,576
2022 Notes	70,169
Total debt	$1,401,281
Net debt	$1,338,691
Borrowing base	$250,000
Unused borrowing base (1)	$81,600
Cash (2)	$62,590
Unused borrowing base plus cash	$144,190

(1)	Net of $12.0 million in letters of credit at December 31, 2018.

(2)	Includes restricted cash of $16.0 million at December 31, 2018.
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

As of December 31, 2018, we were in compliance with all of the covenants under the DIP Credit Agreement. The DIP Credit Agreement contains events of default, including: (i) conversion of the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code and (ii) appointment of a trustee, examiner or receiver in the Chapter 11 Cases.

Historical sources and uses of funds
Net increases (decreases) in cash are summarized as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Net cash provided by operating activities	$133,996	$54,411
Net cash used in investing activities	(150,217)	(178,430)
Net cash provided by financing activities	23,943	158,669
Net increase in cash	$7,722	$34,650

Operating activities

The primary factors impacting our cash flows from operating activities include: (i) levels of production from our oil and natural gas properties, (ii) prices we receive from sales of oil and natural gas production, including settlement proceeds or payments related to our oil and natural gas derivatives, (iii) operating costs of our oil and natural gas properties, (iv) costs of our general and administrative activities, including legal and professional fees related to the Chapter 11 Cases during the year ended December 31, 2018 and (v) interest expense. Our cash flows from operating activities have historically been impacted by fluctuations in oil and natural gas prices and our production volumes.

For the year ended December 31, 2018, our net cash provided by operating activities was $134.0 million as compared to net cash provided by operating activities of $54.4 million for the year ended December 31, 2017. The increase in cash provided by operating activities was primarily due to increases in revenues related to increased production and improved oil and natural gas prices and reductions in gathering expenses due to the rejection of certain midstream contracts. This was partially offset by significant payments for legal and professional fees related to the Chapter 11 Cases. See “Note 1. Organization and basis of presentation” in the Notes to our Consolidated Financial Statements for further discussion of the impact of the Chapter 11 Cases.

Investing activities

Our investing activities consist primarily of drilling and development expenditures, acquisitions and divestitures. For the year ended December 31, 2018, our net cash used in investing activities was $150.2 million, which primarily consisted of development activities focused on the North Louisiana and South Texas regions of $166.0 million. This is partially offset by $14.8 million of cash held by OPCO and Appalachia Midstream that was acquired as a result of the Appalachia JV Settlement. For the year ended December 31, 2017, our net cash used in investing activities was $178.4 million, which primarily consisted of drilling and completion activities in the North Louisiana region. In addition, we acquired oil and gas properties and undeveloped acreage in the North Louisiana region for $24.2 million during the year ended December 31, 2017.

Financing activities

For the year ended December 31, 2018, our net cash provided by financing activities was $23.9 million. Proceeds from the DIP Credit Agreement were used to repay all obligations outstanding under the EXCO Resources Credit Agreement and we expect the DIP Credit Agreement to provide additional liquidity to fund our operations during the Chapter 11 process. In addition, we spent $6.1 million of financing costs related to issuance of the DIP Facilities. See “Note 5. Debt” in the Notes to our Consolidated Financial Statements for further discussion of the DIP Facilities.

For the year ended December 31, 2017, our net cash provided by financing activities was $158.7 million primarily due to $295.5 million of net proceeds from the 1.5 Lien Notes, which we used to repay borrowings under the EXCO Resources Credit Agreement of $265.6 million. We subsequently had net borrowings of $163.4 million under the EXCO Resources Credit Agreement, which exhausted our remaining unused commitments under the EXCO Resources Credit Agreement. In addition, we used cash to pay $22.1 million of costs primarily related to debt restructuring activities during the first quarter of 2017, and we made payments of $11.6 million on a portion of the Exchange Term Loan, which reduced its carrying value.

Capital expenditures
During 2018, our capital expenditures of $156.8 million were focused primarily on the development of the Haynesville and Eagle Ford shales. The development of the Haynesville shale in North Louisiana included drilling 6 gross (3.6 net) operated well and turning-to-sales 13 gross (7.4 net) operated wells. The completion activities in North Louisiana primarily included wells drilled in prior year. Our development program for the Eagle Ford shale included drilling 14 gross (11.3 net) operated wells and completing 16 gross (12.9 net) operated wells to preserve the value of certain acreage with leasehold obligations and provide attractive rates of return. Our drilling and completion activities included $21.5 million for the development of non-operated wells.

During 2017, our capital expenditures, including oil and natural gas property acquisitions, totaled $189.9 million, of which $147.9 million was primarily related to the development of the Haynesville shale and the appraisal of the Bossier shale in North Louisiana. Our development program in North Louisiana during 2017 included drilling 29 gross (17.9 net) operated wells and turning-to-sales 12 gross (8.4 net) operated wells. The development program in this region included a significant amount of capital expenditures on wells to be completed in subsequent years. As of December 31, 2017, we had 17 gross (9.3 net) operated wells in North Louisiana that were drilled and waiting on completion or in various stages of the completion process. In addition, we restarted development activities in South Texas focused on the Eagle Ford shale in late 2017. This included drilling 2 gross (1.6 net) operated wells during 2017. Our oil and natural gas property acquisitions during 2017 primarily included incremental interests in certain oil and natural gas properties that we operate and undeveloped acreage in the North Louisiana region.

The following table presents our capital expenditures for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
(in thousands)	2018	2017
Capital expenditures:
Lease purchases and seismic	$1,177	$5,854
Development capital expenditures	146,834	147,861
Field operations, gathering and water pipelines	1,208	220
Corporate and other	7,546	11,483
Total capital expenditures excluding oil and natural gas property acquisitions	156,765	165,418
Oil and natural gas property acquisitions (1)	—	24,465
Total capital expenditures including oil and natural gas property acquisitions	$156,765	$189,883

(1)
The fair value of the assets and liabilities acquired as a result of the Appalachia JV Settlement was $128.9 million, which includes the acquired interests in oil and gas properties and the consolidation of the net assets of OPCO and Appalachia Midstream. Per the terms of the settlement agreement, the acquisition of interests in oil and gas properties and equity investments did not require us to transfer any cash consideration. See "Note 3. Acquisitions, divestitures and other significant events" in the Notes to our Consolidated Financial Statements for further discussion of the Appalachia JV Settlement.

2019 Capital Budget

Our capital budget for 2019 includes $136.8 million for drilling and completion activities focused on the Haynesville and Eagle Ford shales. We plan to drill 1 gross (0.6 net) operated well in the Haynesville shale during the first quarter of 2019 and turn-to-sales 11 gross (6.2 net) operated wells in the Haynesville shale during the first three quarters of 2019. We plan to drill 26 gross (8.5 net) operated wells and turn-to-sales 23 gross (7.4 net) operated wells in the Eagle Ford shale during 2019. Our plans for 2019 include drilling and turning-to-sales 2 gross (1.9 net) operated Marcellus shale wells in Northeast Pennsylvania and 1 gross (1.0 net) operated appraisal well targeting the dry gas window of the Utica shale in Central Pennsylvania. Our drilling and completion activities include $15.0 million to participate in the development of non-operated wells. In addition, we plan to spend a limited amount of capital on refracs, maintenance and leasehold costs. The 2019 capital budget is currently allocated as follows:

(in thousands)	2019 Capital Budget
Lease purchases and seismic	$4,000
Development capital expenditures	136,800
Field operations, gathering and water pipelines	6,600
Corporate and other	4,000
Total capital expenditures	$151,400

If we are unable to consummate a plan of reorganization in a timely manner, our liquidity may be significantly constrained unless we obtain consents or waivers to further extend the DIP Facilities beyond the scheduled maturity date of May 22, 2019 or refinance the DIP Facilities. As a result, our capital budget for 2019 may be subject to change in order to preserve our liquidity. Furthermore, the composition of our board of directors is expected to change significantly following the Chapter 11 Cases. Our capital budget for 2019 may be subject to change if there are differing perspectives on our strategy between our current and future board of directors.

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

During the Chapter 11 Cases, our ability to enter into commodity derivative contracts covering estimated future production is limited under the DIP Credit Agreement. We are only permitted to enter into commodity derivative contracts with lenders under the DIP Credit Agreement. As a result, we may not be able to enter into commodity derivative contracts covering our production in future periods on favorable terms or at all. If we cannot or choose not to enter into commodity derivative contracts in the future, we could be more affected by changes in commodity prices. Historically, oil and natural gas prices have been volatile and are dependent on factors outside of our control. Our inability to hedge the risk of low commodity prices in the future, on favorable terms or at all, could have a material adverse impact on our business, financial condition and results of operations. Our exposure to commodity price fluctuations will increase in the future due to lower oil and natural gas volumes covered by derivative contracts compared to historical levels.

As of December 31, 2018, we had no derivative financial instruments in place to mitigate the impact of commodity price fluctuations for future production. See further details on our derivative financial instruments in “Note 4. Derivative financial instruments” and “Note 6. Fair value measurements” in the Notes to our Consolidated Financial Statements.

Off-balance sheet arrangements

As of December 31, 2018, we had no arrangements or any guarantees of off-balance sheet debt to third parties.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

The information required herein has been omitted due to the relief from disclosure afforded to smaller reporting companies under Regulation S-K and Article 8 of Regulation S-X.

Item 8.	Financial Statements and Supplementary Data
EXCO Resources, Inc.

Management's Report on Internal Control Over Financial Reporting
To the Board of Directors and Shareholders of
EXCO Resources, Inc.:

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance to management and our Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on management's assessment, management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

By:	/s/ Harold L. Hickey	By:	/s/ Tyler S. Farquharson
Title:	Chief Executive Officer and President	Title:	Vice President, Chief Financial Officer and Treasurer

Dallas, Texas
March 18, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
EXCO Resources, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of EXCO Resources, Inc. and subsidiaries (Debtor-in-Possession) (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on January 15, 2018, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ KPMG LLP

We have served as the Company’s auditor since 2006.
Dallas, Texas
March 18, 2019

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$46,541	$39,597
Restricted cash	16,049	15,271
Accounts receivable, net:
Oil and natural gas	61,947	55,692
Joint interest	32,089	30,570
Other	2,050	1,976
Derivative financial instruments - commodity derivatives	—	1,150
Other current assets	11,467	23,574
Total current assets	170,143	167,830
Equity investments	4,732	14,181
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	155,646	118,652
Proved developed and undeveloped oil and natural gas properties	3,332,779	3,107,566
Accumulated depletion	(2,831,293)	(2,752,311)
Oil and natural gas properties, net	657,132	473,907
Other property and equipment, net and other non-current assets	37,531	21,274
Goodwill	163,155	163,155
Total assets	$1,032,693	$840,347
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$64,925	$68,277
Revenues and royalties payable	45,316	207,956
Accrued interest payable	7,088	27,637
Current portion of asset retirement obligations	600	600
Current maturities of long-term debt	473,364	1,362,500
Total current liabilities	591,293	1,666,970
Deferred income taxes	—	4,518
Derivative financial instruments - common share warrants	—	1,950
Asset retirement obligations and other long-term liabilities	24,413	13,108
Liabilities subject to compromise	1,443,483	—
Commitments and contingencies
Shareholders’ equity:
Common shares, par value $0.001, 260,000,000 shares authorized; 21,624,129 shares issued and 21,584,514 shares outstanding at December 31, 2018; 21,670,186 shares issued and 21,630,541 shares outstanding at December 31, 2017	22	22
Additional paid-in capital	3,541,822	3,539,422
Accumulated deficit	(4,560,708)	(4,378,011)
Treasury shares, at cost; 39,645 shares at December 31, 2018 and December 31, 2017	(7,632)	(7,632)
Total shareholders’ equity	(1,026,496)	(846,199)
Total liabilities and shareholders’ equity	$1,032,693	$840,347

See accompanying notes.

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2018	2017
Revenues:
Oil	$90,614	$57,693
Natural gas	281,977	201,137
Purchased natural gas and marketing	21,435	24,816
Total revenues	394,026	283,646
Costs and expenses:
Oil and natural gas operating costs	42,149	35,011
Production and ad valorem taxes	15,260	13,131
Gathering and transportation	76,175	111,427
Purchased natural gas	16,387	23,400
Depletion, depreciation and amortization	80,289	51,040
Accretion of liabilities	1,997	874
General and administrative	27,850	30,165
Gain on Appalachia JV Settlement	(119,237)	—
Other operating items	(1,325)	59,154
Total costs and expenses	139,545	324,202
Operating income (loss)	254,481	(40,556)
Other income (expense):
Interest expense, net	(33,917)	(108,175)
Gain (loss) on derivative financial instruments - commodity derivatives	(615)	24,732
Gain on derivative financial instruments - common share warrants	1,889	159,190
Loss on restructuring and extinguishment of debt	—	(6,380)
Other income	70	31
Equity income (loss)	175	(4,184)
Reorganization items, net	(409,298)	—
Total other income (expense)	(441,696)	65,214
Income (loss) before income taxes	(187,215)	24,658
Income tax expense (benefit)	(4,518)	296
Net income (loss)	$(182,697)	$24,362
Earnings (loss) per common share:
Basic:
Net income (loss)	$(8.42)	$1.14
Weighted average common shares outstanding	21,686	21,288
Diluted:
Net income (loss)	$(8.42)	$1.14
Weighted average common shares and common share equivalents outstanding	21,686	21,288

See accompanying notes.

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2018	2017
Operating Activities:
Net income (loss)	$(182,697)	$24,362
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	(4,518)	1,716
Depletion, depreciation and amortization	80,289	51,040
Equity-based compensation	2,053	(11,430)
Accretion of liabilities	1,997	874
(Income) loss from equity investments	(175)	4,184
Proceeds from equity investments	—	4,452
(Gain) loss on derivative financial instruments - commodity derivatives	615	(24,732)
Cash receipts (payments) of commodity derivative financial instruments	535	(4,111)
Gain on derivative financial instruments - common share warrants	(1,889)	(159,190)
Amortization of deferred financing costs and discount on debt issuance	4,166	26,960
Gain on Appalachia JV Settlement	(119,237)	—
Non-cash and non-operating reorganization items, net	341,342	—
Loss on restructuring and extinguishment of debt	—	6,380
Paid in-kind interest expense	(21,078)	59,464
Other non-operating items	—	2,006
Effect of changes in:
Accounts receivable	(3,837)	(7,160)
Other current assets	13,207	(12,498)
Accounts payable and other liabilities	23,223	92,094
Net cash provided by operating activities	133,996	54,411
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment	(165,999)	(147,016)
Property acquisitions	14,832	(24,151)
Proceeds from disposition of property and equipment	—	350
Net changes in amounts due to joint ventures	—	(9,161)
Other	950	1,548
Net cash used in investing activities	(150,217)	(178,430)
Financing Activities:
Borrowings under DIP Credit Agreement	156,406	—
Borrowings under EXCO Resources Credit Agreement	—	163,401
Repayments under EXCO Resources Credit Agreement	(126,401)	(265,592)
Proceeds received from issuance of 1.5 Lien Notes, net	—	295,530
Payments on Second Lien Term Loans	—	(11,602)
Payments of common share dividends	—	(6)
Debt financing costs and other	(6,062)	(23,062)
Net cash provided by financing activities	23,943	158,669
Net increase in cash, cash equivalents and restricted cash	7,722	34,650
Cash, cash equivalents and restricted cash at beginning of period	54,868	20,218
Cash, cash equivalents and restricted cash at end of period	$62,590	$54,868

Supplemental Cash Flow Information:
Cash interest payments	$35,000	$27,786
Income tax payments	—	—
Supplemental non-cash investing and financing activities:
Capitalized equity-based compensation	$347	$1,000
Capitalized interest	3,357	6,440
Net assets acquired on Appalachia JV Settlement, excluding cash and cash equivalents	114,028	—

See accompanying notes.

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common shares		Treasury shares		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2016	18,916	$19	(40)	$(7,632)	$3,538,080	$(4,402,373)	$(871,906)
Issuance of common shares	2,746	3	—	—	11,395	—	11,398
Equity-based compensation	—	—	—	—	(10,053)	—	(10,053)
Restricted shares issued, net of cancellations	8	—	—	—	—	—	—
Net income	—	—	—	—	—	24,362	24,362
Balance at December 31, 2017	21,670	$22	(40)	$(7,632)	$3,539,422	$(4,378,011)	$(846,199)
Equity-based compensation	—	—	—	—	2,400	—	2,400
Restricted shares issued, net of cancellations	(46)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(182,697)	(182,697)
Balance at December 31, 2018	21,624	$22	(40)	$(7,632)	$3,541,822	$(4,560,708)	$(1,026,496)

See accompanying notes.

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and basis of presentation

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “EXCO,” “EXCO Resources,” the “Company,” “we,” “our” and “us” are to EXCO Resources, Inc. and its consolidated subsidiaries.

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

The accompanying Consolidated Balance Sheets as of December 31, 2018 and 2017, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018 and 2017 are for EXCO and its consolidated subsidiaries. The Consolidated Financial Statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States ("GAAP"). Certain reclassifications have been made to prior period information to conform to current period presentation.

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

For the duration of the Chapter 11 Cases, our operations and ability to develop and execute our business plan are subject to risks and uncertainties associated with Chapter 11 Cases. As a result of these risks and uncertainties, our assets, liabilities, shareholders’ equity, officers and/or directors could be significantly different following the conclusion of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in this annual report on Form 10-K may not accurately reflect our operations, properties and capital plans following the conclusion of the Chapter 11 Cases.

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

Under the priority requirements established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition and post-petition liabilities owed to creditors must be satisfied in full before the holders of our existing common shares are entitled to receive any distributions or retain any property under a plan of reorganization. The ultimate recovery for creditors and shareholders, if any, will not be determined until confirmation and implementation of a plan of reorganization. The outcome of the Chapter 11 Cases remains uncertain at this time and, as a result, we cannot accurately estimate the amounts or value of distributions that creditors or shareholders may receive.

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

On January 22, 2018, we closed a debtor-in-possession credit agreement (“DIP Credit Agreement”) with lenders including affiliates of Fairfax Financial Holdings Limited (“Fairfax”), Bluescape Resources Company LLC (“Bluescape”) and JPMorgan Chase Bank, N.A. (collectively the “DIP Lenders”). The DIP Credit Agreement includes a senior secured debtor-in-possession revolving credit facility in an aggregate principal amount of $125.0 million (“Revolver A Facility”) and a senior secured debtor-in-possession revolving credit facility in an aggregate principal amount of $125.0 million (“Revolver B Facility”, and together with the Revolver A Facility, the “DIP Facilities”). Proceeds from the DIP Facilities were used to repay all obligations outstanding under the EXCO Resources Credit Agreement and will provide additional liquidity to fund our operations during the Chapter 11 Cases. On February 22, 2018, the Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement and the 1.5 Lien Notes. As of December 31, 2018, we had $156.4 million in outstanding indebtedness and $81.6 million of available borrowing capacity under the DIP Facilities. On January 15, 2019, we entered into an amendment to the DIP Credit Agreement to extend the maturity date from January 22, 2019 to May 22, 2019. See further discussion of the DIP Credit Agreement in “Note 5. Debt”.

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

On March 1, 2018, the Debtors filed a motion to reject an agreement to deliver an aggregate minimum volume commitment of natural gas production in East Texas and North Louisiana to certain gathering systems owned by Azure Midstream Energy, LLC and TGG Pipeline, Ltd. (collectively, “Azure”) through November 30, 2018.  The motion was abated on May, 8, 2018 and on May 16, 2018, EXCO Operating Company, LP and Raider Marketing, LP commenced an adversary proceeding (Adv. Proc. No. 18-03096) against Azure to establish that the minimum volume commitment agreement is severable from the base gathering agreement between the parties.  The Debtors and the contract counterparties each filed various dispositive motions that were heard by the Court on August 9, 2018. On November 19, 2018, the Court approved an agreement entered into by EXCO and Azure to settle any claims related to the minimum volume commitment (“Azure Settlement Agreement”). Per the terms of the Azure Settlement Agreement:

•	EXCO agreed to pay Azure $15.0 million and transfer equity interests held in Azure (~3.35%) on the effective date of EXCO’s plan of reorganization; and

•	EXCO will assume the base gathering agreement with Azure and cure any associated pre-petition amounts associated with the agreement on or before February 28, 2019.

Upon completion of the aforementioned criteria, Azure’s claims related to the base gathering agreement and minimum volume commitment will be deemed to be satisfied. On March 1, 2019, we paid $6.4 million of pre-petition costs for gathering services under the base gathering agreement. The remaining payment and transfer of equity interests are expected to be paid on the effective date of EXCO's plan of reorganization.

As of December 31, 2018, the accrual of $30.3 million related to the minimum volume commitment was classified as “Liabilities subject to compromise” and the equity interests in Azure of $0.8 million were classified as "Equity investments" on our Consolidated Balance Sheet. The impact of the Azure Settlement Agreement will not be reflected in the financial statements until all material contingencies are resolved, including the payments and transfer of equity interests that are expected to occur on the effective date of the plan of reorganization.

On August 9, 2018, the Court approved the rejection of the office lease for our corporate headquarters in Dallas, Texas. We subsequently entered into a new lease for a reduced amount of square footage in the same office building with a term through December 31, 2022.
Plan of Reorganization

On October 1, 2018, the Debtors filed a Settlement Joint Chapter 11 Plan of Reorganization (the “October 2018 Plan”) and related Disclosure Statement with the Court. As is customary in bankruptcy proceedings, the Debtors subsequently filed amendments to the October 2018 Plan and related Disclosure Statement with the Court. The distributions under the October 2018 Plan were expected to be funded with: (i) cash on hand; (ii) a new revolving credit facility; (iii) a new second lien debt instrument; (iv) the equity in the reorganized Company; and, (v) the D&O Proceeds, as defined below.

On November 5, 2018, the Court authorized us to solicit acceptances of the October 2018 Plan and approved the Disclosure Statement and other related solicitation materials and procedures necessary to approve the October 2018 Plan. Simultaneous with the solicitation process, we initiated a marketing process for the issuance of the new revolving credit facility and the new second lien debt instrument. During the course of the marketing process, oil prices experienced a significant decline and overall market conditions worsened. As a result, we were not able to obtain the exit financing required to consummate the October 2018 Plan. On February 15, 2019, the Court approved a motion to extend the filing exclusivity period through April 1, 2019 and the solicitation exclusivity period through May 31, 2019.

On March 8, 2019, the Debtors filed a Second Amended Joint Chapter 11 Plan of Reorganization (“March 2019 Plan”) and related Disclosure Statement with the Court. The March 2019 Plan provides for either a reorganization of the Debtors as a going concern or the sale of the Debtors’ assets (“All Asset Sale”). The Debtors will make a final determination regarding which path to pursue by the date of the hearing to approve the Disclosure Statement. The March 2019 Plan included the following key elements:

•
Holders of the DIP Credit Agreement will receive payment in full in cash with proceeds from either a new revolving credit facility (“Exit Facility”) or, in the event of an All Asset Sale, proceeds from the sale of assets;

•
Holders of allowed 1.5 Lien Notes claims will receive either their pro rata share of a new mandatorily convertible security or, in the event of an All Asset Sale, the liens securing such allowed claim;

•
Holders of allowed 1.75 Lien Term Loans claims will receive either their pro rata share of the equity in the reorganized Company representing the value attributable to encumbered assets or, in the event of an All Asset Sale, the liens securing such allowed claim;

•
Holders of the Second Lien Term Loans, 2018 Notes, 2022 Notes, allowed general unsecured claims and deficiency claims associated with the 1.75 Lien Term Loans will receive either their pro rata share of equity in the reorganized Company representing the value attributable to unencumbered assets, or in the event of an All Asset Sale, proceeds attributable to the sale of the unencumbered assets (“Unsecured Claims Recovery”);

•	Holders of existing equity interests in EXCO shall not receive a distribution and the equity interests will be deemed canceled, discharged, released and extinguished; and

•
The carriers of directors’ and officers’ liability insurance coverage related to the Debtors will contribute $13.4 million (“D&O Proceeds”) to the Debtors in exchange for full and final settlement of potential claims and causes of action against current and former directors and officers.

The March 2019 Plan does not release the Debtors or holders of claims of the 1.5 Lien Notes and 1.75 Lien Term Loans from certain causes of action. The litigation of these causes of action will be managed by a trustee appointed by the committee of unsecured creditors of the Debtors and will not occur until after the confirmation of the March 2019 Plan. If any of the disputed claims are successfully prosecuted, this could materially impact the aforementioned recoveries for holders of allowed claims. If some or all of the 1.5 Lien Notes claims or 1.75 Lien Term Loans claims are deemed to be unsecured claims following the successful prosecution of a secured claims challenge, the holders of such 1.5 Lien Notes claims and 1.75 Lien Term Loans claims will receive their pro rata share of the Unsecured Claims Recovery.

We have not received consents from any creditors in support of the March 2019 Plan. Therefore, we may not receive the requisite acceptances to confirm the March 2019 Plan. Even if the requisite acceptances for the March 2019 Plan are received, the Court may not confirm such a plan. Therefore, we are not able to predict or quantify the ultimate impact that events occurring during the Chapter 11 cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we predict the ultimate impact that events occurring during the Chapter 11 cases may have on our corporate or capital structure.
Accounting during bankruptcy

We have applied Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”), in the preparation of these Consolidated Financial Statements. For periods subsequent to the Chapter 11 filings, ASC 852 requires the financial statements to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred during the bankruptcy proceedings, including losses related to executory contracts that have been approved for rejection by the Court, and adjustments to the carrying value of certain indebtedness are recorded as “Reorganization items, net” on the Consolidated Statement of Operations. In addition, pre-petition obligations that may be impacted by the Chapter 11 process have been classified on the Consolidated Balance Sheet as of December 31, 2018 as “Liabilities subject to compromise.”

Liabilities subject to compromise

The accompanying Consolidated Balance Sheet as of December 31, 2018 includes amounts classified as liabilities subject to compromise, which represent liabilities that are anticipated to be allowed as claims in the Chapter 11 Cases. These amounts represent our current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.

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

The following table summarizes the components of liabilities subject to compromise included on the Consolidated Balance Sheet as of December 31, 2018:

(in thousands)	December 31, 2018
Current maturities of long-term debt	$927,917
Accrued interest payable	34,281
Accounts payable, accrued expenses and other liabilities	95,915
Liabilities related to rejected executory contracts	385,370
Liabilities subject to compromise	$1,443,483

As of December 31, 2018, the principal and accrued interest associated with the DIP Credit Agreement and 1.5 Lien Notes were not classified as liabilities subject to compromise as a result of the adequate protection approved by the Court and our current estimates of the recoverability of claims related to these instruments.

Reorganization items, net

We have incurred significant expenses associated with the Chapter 11 process, primarily (i) the acceleration of deferred financing costs, debt discounts and deferred reductions in carrying value associated with debt instruments previously accounted for as a troubled debt restructuring pursuant to ASC 470-60, Troubled Debt Restructuring by Debtors, (ii) adjustments for estimated allowable claims related to executory contracts approved for rejection by the Court, and (iii) legal and professional fees incurred subsequent to the Petition Date related to the restructuring process. These costs, which are being expensed as incurred, significantly impact our results of operations. The following table summarizes the components included in “Reorganization items, net” in our Consolidated Statement of Operations for the year ended December 31, 2018:

(in thousands)	Year Ended December 31, 2018
Legal and professional fees	$67,790
Deferred financing costs, debt discounts and deferred reductions in carrying value	30,509
Rejection of executory contracts	312,182
Other	(1,183)
Reorganization items, net	$409,298

As of December 31, 2018, our accrual of $24.9 million for legal and professional fees related to the Chapter 11 Cases incurred subsequent to the Petition Date was classified as "Accounts payable and accrued liabilities" on our Consolidated Balance Sheet. Our cash disbursements for reorganization items for the year ended December 31, 2018 were $43.0 million.

Interest expense

We have discontinued recording interest on debt instruments classified as liabilities subject to compromise as of the Petition Date. The contractual interest on liabilities subject to compromise not reflected in the Consolidated Statement of Operations was approximately $103.6 million, representing interest expense from the Petition Date through December 31, 2018. The cash interest rate of 12.5% was utilized in the determination of contractual interest expense that would have been incurred under the 1.75 Lien Term Loans for the period subsequent to the Petition Date.

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

Principles of consolidation

We consolidate all of our subsidiaries in the accompanying Consolidated Balance Sheets as of December 31, 2018 and 2017 and the Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Changes in Shareholders' Equity for the years ended December 31, 2018 and 2017. Investments in unconsolidated affiliates in which we are able to exercise significant influence are accounted for using the equity method. We use the cost method of accounting for investments in unconsolidated affiliates in which we are not able to exercise significant influence. All intercompany transactions and accounts have been eliminated.

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

Concentration of credit risk and accounts receivable

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, trade receivables and our derivative financial instruments. We place our cash with financial institutions which we believe have sufficient credit quality to minimize risk of loss. We sell oil and natural gas to various customers. In addition, we participate with other parties in the drilling, completion and operation of oil and natural gas wells. The majority of our accounts receivable are due from either purchasers of oil or natural gas or participants in oil and natural gas wells for which we serve as the operator. We have the right to offset future revenues against unpaid charges related to wells which we operate. Oil and natural gas receivables are generally uncollateralized. The allowance for doubtful accounts was immaterial at both December 31, 2018 and 2017. We place our derivative financial instruments with financial institutions that we believe have high credit ratings. To mitigate our risk of loss due to default, we have entered into master netting agreements with our counterparties on our derivative financial instruments that allow us to offset our asset position with our liability position in the event of a default by the counterparty.

For the year ended December 31, 2018, sales to Chesapeake Energy Marketing, Inc. and CIMA Energy, LTD accounted for approximately 17% and 15%, respectively, of total consolidated revenues. Chesapeake Energy Marketing Inc. is a subsidiary of Chesapeake Energy Corporation ("Chesapeake") and CIMA Energy, LTD is a subsidiary of Mitsubishi Corporation. For the year ended December 31, 2017, sales to Shell Energy North America (US) LP ("Shell Energy"), a subsidiary of Shell, and Chesapeake accounted for approximately 32% and 17%, respectively, of total consolidated revenues. In January 2018, we discontinued the sale of natural gas to Shell in the East Texas and North Louisiana regions as a result of litigation regarding certain natural gas sales contracts. See further discussion in "Part I. Item 3. Legal proceedings" and in "Note 8. Commitments and contingencies". We have not experienced any interruptions or negative impact to our natural gas sales prices as a result the discontinuance of sales to Shell in these regions.

Derivative financial instruments

Our derivative financial instruments are comprised of commodity derivative contracts and the 2017 Warrants (as defined in "Note 4. Derivative financial instruments"). We have historically used commodity derivative financial instruments to mitigate the impacts of commodity price fluctuations, to protect our returns on investments and to achieve a more predictable cash flow. FASB ASC 815, Derivatives and Hedging, ("ASC 815"), requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its estimated fair value. ASC 815 requires that changes in the derivative's estimated fair value be recognized in earnings unless specific hedge accounting criteria are met, or exemptions for normal purchases and normal sales as permitted by ASC 815 are met. We do not designate our derivative financial instruments as hedging instruments and are not held for trading purposes. Changes in our derivative financial instruments are recorded as non-operating income or expense in our Consolidated Statements of Operations.

Oil and natural gas properties

The accounting for, and disclosure of, oil and natural gas producing activities require that we choose between two GAAP alternatives: the full cost method or the successful efforts method. We use the full cost method of accounting, which involves capitalizing all acquisition, exploration, exploitation and development costs of oil and natural gas properties. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and natural gas properties, properties under development and major development projects, collectively totaled $155.6 million and $118.7 million as of December 31, 2018 and 2017, respectively, and are not subject to depletion. We review our unproved oil and natural gas property costs on a quarterly basis to assess for impairment or the need to transfer unproved costs to proved properties as a result of extension or discoveries from drilling operations or determination that no Proved Reserves are attributable to such costs. In determining whether such costs should be impaired or transferred, we evaluate lease expiration dates, recent drilling results, future development plans and current market values. Our undeveloped properties are predominantly held-by-production, which reduces the risk of impairment as a result of lease expirations. There were no impairments of unproved properties during the years ended December 31, 2018 and 2017.

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

	Average spot prices
	Oil (per Bbl)	Natural gas (per Mmbtu)
December 31, 2018	$65.56	$3.10
December 31, 2017	51.34	2.98
December 31, 2016	42.75	2.48

We did not recognize an impairment to our proved oil and natural gas properties for the years ended December 31, 2018 and 2017. The possibility and amount of any future impairments is difficult to predict, and will depend, in part, upon future oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves, future capital expenditures and operating costs.

As of December 31, 2018 and 2017, all of our undeveloped locations that meet the technical definition of Proved Undeveloped Reserves based on engineering guidelines remained classified as unproved due to our inability to meet the Reasonable Certainty criteria for recording Proved Undeveloped Reserves, as prescribed under the SEC requirements. Our recognition of proved undeveloped reserves continues to be affected by the uncertainty regarding our availability of capital required to develop these reserves. A significant amount of our proved undeveloped reserves that were previously reclassified to unproved remain economic at current prices, and we may report proved undeveloped reserves in the future if we determine we have the financial capability to execute a development plan.

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

Other property and equipment, net and other non-current assets

Other property and equipment, net and other non-current assets is primarily comprised of surface acreage and buildings and equipment associated with field offices located in our South Texas region. The buildings and equipment are capitalized at cost and depreciated on a straight line basis over their estimated useful lives ranging from 5 to 15 years.

Goodwill

In accordance with FASB ASC 350-20, Intangibles-Goodwill and Other ("ASC 350-20"), goodwill shall not be amortized, but is tested for impairment at least annually, or more frequently as impairment indicators arise. Impairment tests involve the use of estimates related to the fair market value of the business operations with which goodwill is associated. Losses, if any, resulting from impairment tests will be reflected in operating income or loss in the Consolidated Statements of Operations.

As of December 31, 2018, we utilized a discounted cash flow model to value our business and corroborated the results of the valuation model through a comparison to our enterprise value that is calculated as the combined market capitalization of our equity plus the fair value of our debt. The discounted cash flow model used in the income approach requires us to make various judgmental assumptions about future production, revenues, operating and capital expenditures, discount rates and other inputs which are based on our budgets, business plans, economic projections and anticipated future cash flows. Due to the changing market conditions, it is possible that inputs and assumptions used in the valuation may change in the future, which could materially affect the estimate of the fair value of our business. As a result of testing, the fair value of our business significantly exceeded the carrying value of net assets and we did not record an impairment charge for the years ending December 31, 2018 and 2017.

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

The following is a reconciliation of our asset retirement obligations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2018	2017
Asset retirement obligations at beginning of period	$12,017	$11,289
Activity during the period:
Liabilities incurred during the period	—	12
Revisions in estimated assumptions	(1)	—
Liabilities settled during the period	(77)	(175)
Adjustment to liability due to acquisitions (1)	2,319	17
Adjustment to liability due to divestitures	(7)	—
Accretion of discount	1,054	874
Asset retirement obligations at end of period	15,305	12,017
Less current portion	600	600
Long-term portion	$14,705	$11,417

(1)
The increase in our asset retirement obligations during the year ended December 31, 2018 is primarily due to additional interests in oil and natural gas properties acquired as part of the Appalachia JV Settlement.

Our asset retirement obligations are determined using discounted cash flow methodologies based on inputs and assumptions developed by management. We do not have any assets that are legally restricted for purposes of settling asset retirement obligations.

Revenue recognition and natural gas imbalances

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

We adopted ASU No. 2014-09, Revenue from Contracts with Customers and related updates in the first quarter of 2018 based on the modified retrospective method of adoption. The adoption of this standard did not have an impact on our consolidated financial condition and results of operations. We have implemented processes to ensure new contracts are reviewed for the appropriate accounting treatment and to generate the disclosures required under the new standard.

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

Revenue recognition under ASC 606

We use the sales method of accounting for oil and natural gas revenues. We record sales revenue based on an estimate of the volumes delivered at estimated prices as determined by the applicable sales agreement. We estimate our sales volumes primarily on company-measured volume readings. We then adjust our oil and natural gas sales in subsequent periods based on the data received from our purchasers that reflects actual volumes and prices received. Natural gas imbalances at December 31, 2018 were 0.7 Bcf and were reflected as a reduction to our Proved Reserves. Natural gas imbalances at December 31, 2017 were not significant.

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

Prior-period performance obligations

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil and natural gas sales may not be received for 30 to 90 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. We have internal controls for our revenue estimation process and related accruals, and any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the year ended December 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

Gathering and transportation

As noted earlier in our discussion of revenue recognition, we generally sell oil and natural gas under two types of agreements in which both types of agreements include a transportation charge. Under the first agreement, transportation charges are incurred by the purchaser while under the second arrangement, we incur the cost of transportation as receive proceeds from the purchaser with no transportation deduction. In this case, we record the transportation cost as gathering and transportation expense. Gathering and transportation expenses totaled $76.2 million and $111.4 million for the years ended December 31, 2018 and 2017, respectively. Transportation charges for the year ended December 31, 2018 were lower due to the rejection of certain firm transportation agreements in connection with the bankruptcy proceedings.

Capitalization of internal costs

As part of our proved developed oil and natural gas properties, we capitalize a portion of salaries and related share-based compensation for employees who are directly involved in the acquisition, appraisal, exploration, exploitation and development of oil and natural gas properties. During the years ended December 31, 2018 and 2017, we capitalized $3.3 million and $3.9 million, respectively. The capitalized amounts include $0.3 million and $1.0 million of share-based compensation for the years ended December 31, 2018 and 2017, respectively.

Overhead reimbursement fees

We have classified fees from overhead charges billed to working interest owners of $14.1 million and $14.6 million for the years ended December 31, 2018 and 2017, respectively, as a reduction of general and administrative expenses in the accompanying Consolidated Statements of Operations. We classified our share of these charges as oil and natural gas production costs in the amount of $6.7 million and $6.0 million for the years ended December 31, 2018 and 2017, respectively.

In addition, we have agreements with Shell that allow us to bill each other certain personnel costs and related fees incurred on behalf of the joint ventures in the East Texas, North Louisiana and Appalachia regions (prior to the Appalachia JV Settlement). For the years ended December 31, 2018 and 2017, general and administrative expenses were reduced by $4.3 million and $6.4 million, respectively, for recoveries of fees for our personnel and services provided to our joint ventures and other partners. These recoveries are net of fees charged to us by Shell for their personnel and services.

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

Our 2005 Amended and Restated Long-Term Incentive Plan ("2005 Incentive Plan") provides for the granting of options and other equity incentive awards of our common shares in accordance with terms within the agreements. New shares will be issued for any options exercised or awards granted. Under the 2005 Incentive Plan, we have only issued stock options, restricted share units and restricted share awards, although the plan allows for other share-based awards.  We have discontinued the grant of share-based compensation to officers and employees until the completion of a restructuring. As a result, there were no grants of share-based compensation during the years ended December 31, 2018 and 2017. See further discussion in "Note 11. Equity-based and other incentive-based compensation".

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

We are substantially complete with the adoption of the ASUs related to the new lease standard using the optional transition method on January 1, 2019, which will not require an adjustment to the opening balance of shareholders' equity. We plan to adopt the practical expedient package, the land easement and short-term lease recognition exemption provided for under the new standard. Also, we plan to elect a practical expedient that permits combining lease and non-lease components in a contract and accounting for the combination as a lease. We anticipate that we will recognize a right-of-use asset and corresponding lease liability of approximately $4 million to $6 million upon adoption in our Consolidated Balance Sheet.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). The amendments in this update require that a statement of cash flows explain the change during the period in total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. We adopted ASU 2016-18 in the first quarter of 2018 utilizing retrospective application. The adoption resulted in an increase in reported investing cash flows of $4.1 million for the year ended December 31, 2017 with a corresponding adjustment to the reported end of period cash balances.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 revises the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity is still required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. Our 2017 Warrants (as defined in “Note 4. Derivative financial instruments”) are required to be classified as liabilities under the current guidance due to their down round features. The amendments in Part I are required to be applied retrospectively to outstanding financial instruments with down round features. ASU 2017-11 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted, including adoption in an interim period. We are currently assessing the impact of ASU 2017-11; however, we believe that it could have an impact on our consolidated financial condition and results of operations if we determine the 2017 Warrants qualify for equity classification. However, we believe it is highly likely that our existing common shares as well as the 2017 Warrants will be canceled at the conclusion of our Chapter 11 Cases.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). The amendments in this update add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). SAB 118 directs taxpayers to consider the implications of the Tax Cuts and Jobs Act (“Tax Act”) as provisional when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. SAB 118 provides a one-year measurement period from a registrant’s reporting period that includes the Tax Act’s enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the required accounting under ASC 740. We reflected the impact of the changes in rates on our deferred tax assets and liabilities at December 31, 2017, as we are required to reflect the change in the period in which the law is enacted. We completed our analysis of the impact of the Tax Act during 2018 and the impact of any changes are reflected in our deferred tax assets and liabilities at December 31, 2018. The ultimate impact of the Tax Act may differ from the estimates provided herein, possibly materially, due to additional regulatory guidance, changes in interpretations and assumptions, and other actions as a result of the Tax Act.

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

3.Acquisitions, divestitures and other significant events

2018 Acquisitions

Appalachia JV Settlement

On January 26, 2018, we filed a motion in the Court to authorize the entry into a settlement agreement with a subsidiary of Shell to resolve arbitration regarding our right to participate in an area of mutual interest in the Appalachia region. The final order related to this settlement was approved on February 22, 2018 and we closed the settlement agreement on February 27, 2018 ("Appalachia JV Settlement"). Under the terms of the Appalachia JV Settlement:

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

Pro forma results of operations - The following table reflects the unaudited pro forma results of operations if the Appalachia JV Settlement had occurred on January 1, 2017:

	Year Ended December 31,
(in thousands except for per share data)	2018	2017
Oil and natural gas revenues	$398,105	$305,371
Net income (loss) (1)	(181,437)	27,971
Basic earnings (loss) per share	$(8.37)	$1.31
Diluted earnings (loss) per share	$(8.37)	$1.31

(1)
The pro forma results of operations include adjustments for revenues and direct expenses related to the interests acquired as part of the Appalachia JV Settlement. Net income (loss) for the year ended December 31, 2018 includes the non-cash gains or losses associated with the fair value of net assets acquired and remeasurement of previously held interests in OPCO and Appalachia Midstream.

Related party transactions - As noted previously, prior to the Appalachia JV Settlement, we accounted for our 50% ownership interests in OPCO and Appalachia Midstream as equity method investments. OPCO served as the operator of our wells in the Appalachia JV and we advanced funds to OPCO on an as needed basis. Additionally, there are service agreements between us and OPCO whereby we provide administrative and technical services for which we are reimbursed. Prior to the closing of the settlement, we received $1.7 million under these agreements during 2018. We received $6.6 million under these agreements during 2017. As of December 31, 2017, we recorded a receivable of $0.6 million for services performed on behalf of OPCO in "Accounts receivable, net — Other" and a payable of $3.7 million for advances owed to OPCO in "Accounts payable and accrued liabilities" on our Consolidated Balance Sheet. During the year ended December 31, 2017, we received a $6.0 million cash distribution from Appalachia Midstream.

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

4.Derivative financial instruments

Our derivative financial instruments are comprised of commodity derivatives and common share warrants.

The table below presents the effect of derivative financial instruments on our Consolidated Balance Sheets:

(in thousands)		December 31, 2018	December 31, 2017
Current assets	Derivative financial instruments - commodity derivatives	$—	$1,150
Liabilities subject to compromise	Derivative financial instruments - common share warrants	(61)	—
Long-term liabilities	Derivative financial instruments - common share warrants	—	(1,950)

The table below presents the effect of derivative financial instruments on our Consolidated Statements of Operations.

	Year Ended December 31,
(in thousands)	2018	2017
Gain (loss) on derivative financial instruments - commodity derivatives	$(615)	$24,732
Gain on derivative financial instruments - common share warrants	1,889	159,190
Commodity derivative financial instruments

We have historically entered into commodity derivative financial instruments with the primary objective to manage our exposure to commodity price fluctuations, protect our returns on investments and achieve a more predictable cash flow from operations. These transactions limit exposure to declines in commodity prices, but also limit the benefits we would realize if commodity prices increase. When prices for oil and natural gas are volatile, a significant portion of the effect of our commodity derivative financial instruments consists of non-cash income or expense due to changes in the fair value. Cash losses or gains only arise from payments made or received on monthly settlements of contracts or if we terminate a contract prior to its expiration. We do not designate our commodity derivative financial instruments as hedging instruments for financial accounting purposes and, as a result, we recognize the change in the respective instruments’ fair value in earnings.

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

Our oil and natural gas derivative instruments during the year ended December 31, 2017 were comprised of swap contracts, which allowed us to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity. At December 31, 2017, we had outstanding swap contracts covering 3,650 Bbtu of natural gas at a weighted average strike price of $3.15 per Mmbtu. In January 2018, the counterparty to our remaining open swap contracts early terminated the outstanding contracts effective January 31, 2018.  We received proceeds of $0.5 million for the settlement of these contracts in February 2018. As of December 31, 2018, we did not have any outstanding commodity derivative financial instruments.

The DIP Credit Agreement permits us to enter into commodity derivative contracts up to 90% of the reasonably anticipated projected production from our proved developed producing reserves for any month during the forthcoming five year period. We are only permitted to enter into additional commodity derivative contracts with lenders under the DIP Credit Agreement. As a result, this limits our options to enter into commodity derivative contracts covering our production in future periods. Our exposure to commodity price fluctuations will increase in the future due to lower oil and natural gas volumes covered by derivative contracts compared to historical levels.

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

Pursuant to the terms of the 2017 Warrants, the 2017 Warrants may not be exercised, subject to certain exceptions and limitations, if, as a result of such exercise, the holder or its affiliates would beneficially own, directly or indirectly, more than 50% of our outstanding common shares. Each of the 2017 Warrants has an exercise term of five years from May 31, 2017 and, subject to certain exceptions, may be exercised by cash or cashless exercise. The Financing Warrants are subject to an anti-dilution adjustment in the event we issue common shares for consideration less than the market value of our common shares or exercise price of the Financing Warrants, subject to certain adjustments and exceptions. The Commitment Fee Warrants and the Amendment Fee Warrants are subject to an anti-dilution adjustment in the event we issue common shares at a price per share less than $10.50 per share, subject to certain exceptions and adjustments. The 2017 Warrants are accounted for as derivatives in accordance with FASB ASC 815, Derivatives and Hedging, (“ASC 815”), and are required to be classified as liabilities due to the types of anti-dilution adjustments.

We record the 2017 Warrants as non-current liabilities at fair value, with the increase or decrease in fair value being recognized in earnings. On January 16, 2018, affiliates of Fairfax, which had previously been identified as a related party, surrendered all of their rights to 2017 Warrants. Their rights under the 2017 Warrants had entitled them to purchase in aggregate up to 10,824,376 common shares at $13.95 per share and 1,725,576 common shares at $0.01 per share. The remaining 2017 Warrants will be measured at fair value on a recurring basis until the date of exercise or the date of expiration. As a result of the change in the fair value of the 2017 Warrants, we recorded gains of $1.9 million and $159.2 million during the years ended December 31, 2018 and 2017, respectively, on the revaluation of the warrants, in “Gain on derivative financial instruments - common share warrants” on the Consolidated Statements of Operations. The gains were primarily due to a decrease in our share price and the cancellation of warrants by affiliates of Fairfax.

5. Debt

The carrying value of our total debt is summarized as follows:

(in thousands)	December 31, 2018	December 31, 2017
DIP Credit Agreement	$156,406	$—
EXCO Resources Credit Agreement	—	126,401
1.5 Lien Notes, net of unamortized discount	316,958	176,560
1.75 Lien Term Loans, net of unamortized discount	708,926	845,763
Second Lien Term Loans	17,246	23,543
2018 Notes, net of unamortized discount	131,576	131,345
2022 Notes	70,169	70,169
Deferred financing costs, net	—	(11,281)
Total debt, net	1,401,281	1,362,500
Less amounts included in liabilities subject to compromise	927,917	—
Current maturities of long-term debt	$473,364	$1,362,500

As of December 31, 2017, we classified all of our outstanding indebtedness as a current liability as a result of agreements entered into in anticipation of events of default under certain debt agreements, as well as any outstanding debt with cross-default provisions, and an event of default under the Second Lien Term Loans. The commencement of the Chapter 11 Cases constituted an event of default that accelerated our obligations under the EXCO Resources Credit Agreement, 1.5 Lien Notes, 1.75 Lien Term Loans, 2018 Notes and 2022 Notes. These debt instruments provide that as a result of the commencement of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments were automatically stayed as a result of the commencement of the Chapter 11 Cases, and the creditors’ rights of enforcement with respect to the debt instruments are subject to the applicable provisions of the Bankruptcy Code.

As of the Petition Date, we adjusted the carrying value of our indebtedness to the estimated amount that will be allowed as claims in the Chapter 11 Cases. These amounts represent our current estimate and may materially differ from actual future settlement amounts paid. This resulted in expenses of $24.4 million for the acceleration of (i) deferred financing costs, (ii) debt discounts, and (iii) deferred reductions in carrying value associated with debt instruments previously accounted for as a troubled debt restructuring pursuant to ASC 470-60, which was classified as “Reorganization items, net” in our Consolidated Statement of Operations for the year ended December 31, 2018. As discussed below, the proceeds from the DIP Facilities were used to repay all obligations under the EXCO Resources Credit Agreement and the EXCO Resources Credit Agreement was terminated. The financing costs of $6.1 million that were directly attributable to the DIP Credit Agreement were expensed as “Reorganization items, net” in our Consolidated Statement of Operations for the year ended December 31, 2018. As of December 31, 2018, the carrying value for each of our debt instruments approximates the principal amount.

On February 22, 2018, the Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement and the 1.5 Lien Notes. For the year ended December 31, 2018, we made cash interest payments on the DIP Credit Agreement and the 1.5 Lien Notes of $9.6 million and $25.4 million, respectively. The principal and accrued interest associated with the DIP Credit Agreement and 1.5 Lien Notes as of December 31, 2018, were not classified as liabilities subject to compromise as a result of the adequate protection approved by the Court and our current estimate of the recoverability of claims related to these debt instruments. We accrued interest on 1.75 Lien Term Loans, Second Lien Term Loans, 2018 Notes and 2022 Notes through the Petition Date with no interest accrued subsequent to the filings. The 1.75 Lien Term Loans, Second Lien Term Loans, 2018 Notes and 2022 Notes are classified as “Liabilities subject to compromise” on the Consolidated Balance Sheet as of December 31, 2018. The accrued interest related to these instruments classified as "Liabilities subject to compromise" is presented in the following table.

(in thousands)	December 31, 2018
1.75 Lien Term Loans	$28,800
Second Lien Term Loans	701
2018 Notes	3,289
2022 Notes	1,491
Accrued interest payable classified as Liabilities subject to compromise	$34,281

DIP Credit Agreement

On January 18, 2018, the Court entered into an interim order that authorized us to enter into the DIP Credit Agreement. On January 22, 2018, we closed the DIP Credit Agreement, which includes the Revolver A Facility in an aggregate principal amount of $125.0 million and the Revolver B Facility in an aggregate principal amount of $125.0 million (collectively with the Revolver A Facility, the "DIP Facilities") with the DIP Lenders. Hamblin Watsa Investment Counsel Ltd. is the administrative agent (“DIP Agent”) for the DIP Credit Agreement. The proceeds of the DIP Facilities were to be used in accordance with the DIP Credit Agreement to (i) repay obligations outstanding under the EXCO Resources Credit Agreement, (ii) pay for operating expenses incurred during the Chapter 11 Cases subject to a budget provided to the DIP Lenders under the DIP Credit Agreement, (iii) pay for certain transaction costs, fees and expenses, and (iv) pay for certain other costs and expenses of administering the Chapter 11 Cases. We used approximately $104.0 million of the proceeds provided through the DIP Facilities to repay all obligations outstanding under the EXCO Resources Credit Agreement. Under the DIP Credit Agreement, approximately $24.0 million of outstanding letters of credit were deemed issued under the Revolver A Facility, and approximately $21.6 million of loans outstanding under the EXCO Resources Agreement were deemed exchanged for loans under the Revolver B Facility.

On February 22, 2018, the Court entered into a final order authorizing entry into the DIP Credit Agreement on a final basis. The entry into the final order resulted in the termination of the EXCO Resources Credit Agreement. As of December 31, 2018, we had $156.4 million in outstanding indebtedness and $12.0 million of letters of credit outstanding under the DIP Facilities. Our available borrowing capacity under the DIP Facilities was $81.6 million as of December 31, 2018.

All amounts outstanding under the DIP Facilities bear interest at an adjusted LIBOR plus 4.00% per annum. During the continuance of an event of default under the DIP Facilities, the outstanding amounts bear interest at an additional 2.00% per annum above the interest rate otherwise applicable. The rate applicable to borrowings under the DIP Facilities at December 31, 2018 was 6.53% per annum.

The DIP Facilities were set to mature on the earliest of (a) January 22, 2019, (b) the effective date of a plan of reorganization in the Chapter 11 Cases, or (c) the date of termination of all revolving commitments and/or the acceleration of the obligations under the DIP Facilities following an event of default. On January 15, 2019, the Company entered into an amendment to the DIP Credit Agreement (the “DIP Amendment”) that extended the maturity date. The DIP Credit Agreement, as amended by the DIP Amendment, will mature on the earliest of (i) May 22, 2019, (ii) the effective date of a plan of reorganization in the Chapter 11 Cases, and (iii) the date of termination following an event of default of all revolving commitments and/or the acceleration of the obligations under the our senior secured debtor-in possession revolving credit facilities. In accordance with its terms, the DIP Amendment became effective on January 18, 2019. We have not received consents from any creditors in support of the March 2019 Plan; therefore, our ability to confirm a plan of reorganization in a timely manner is highly uncertain due to factors beyond our control, including actions of the Court and creditors. As a result, it is unlikely that we will be able to consummate a plan of reorganization prior to the maturity of the DIP Facilities. Therefore, our long-term liquidity is highly dependent on our ability to obtain consents or waivers to further extend the DIP Facilities beyond the scheduled maturity date of May 22, 2019 or refinance the DIP Facilities if we are unable to obtain to consummate a plan of reorganization in a timely manner.

Borrowings under the DIP Credit Agreement remain subject to an initial borrowing base of $250.0 million. A redetermination of the borrowing base is scheduled to occur on April 1, 2019 based upon the value of our oil and gas reserves. The DIP Lenders have considerable discretion in setting our borrowing base as part of the redetermination process. However, we may elect to redetermine the borrowing base to an amount equal to two-thirds of the net present value, discounted at nine percent, of our proved developed reserves.

The DIP Lenders and the DIP Agent, subject to the Carve-Out (as defined below), at all times: (i) are entitled to joint and several super-priority administrative expense claim status in the Chapter 11 Cases; (ii) have a first priority lien on substantially all of our assets; (iii) have a junior lien on any of our assets subject to a valid, perfected and non-avoidable lien as of the Petition Date, other than such liens securing the obligations under the 1.5 Lien Notes, 1.75 Lien Term Loans and Second Lien Term Loans, and (iv) have a first priority pledge of 100% of the stock and other equity interests in each of our direct and indirect subsidiaries. Our obligations to the DIP Lenders and the liens and super-priority claims are subject in each case to a carve out ("Carve-Out") that accounts for certain administrative, court and legal fees payable in connection with the Chapter 11 Cases.

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

As of December 31, 2018, we were in compliance with all of the covenants under the DIP Credit Agreement. The DIP Credit Agreement contains events of default, including: (i) conversion of the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code and (ii) appointment of a trustee, examiner or receiver in the Chapter 11 Cases. The DIP Facilities contained an event of default if we failed to pursue a Court hearing no later than July 1, 2018 to consider the sale of all or substantially all of our assets; however, the final order entered by the Court deemed this requirement to be no longer in force and effect.

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
1.5 Lien Notes

On March 15, 2017, we issued an aggregate of $300.0 million of 1.5 Lien Notes due March 20, 2022 to affiliates of Fairfax Financial Holdings Limited ("Fairfax"), Bluescape Resources Company LLC ("Bluescape"), Oaktree Capital Management, LP ("Oaktree"), and an unaffiliated investor. We used the majority of the proceeds from the issuance of the 1.5 Lien Notes to repay the entire amount outstanding under the EXCO Resources Credit Agreement in March 2017. As described in “Note 4. Derivative financial instruments,” in connection with the issuance of the 1.5 Lien Notes, we also issued the Commitment Fee Warrants and the Financing Warrants with a combined fair value of $148.6 million. The combined fair value of the warrants and $4.5 million of cash paid to certain investors who elected to receive cash in lieu of Commitment Fee Warrants was recorded as a discount to the 1.5 Lien Notes. The discount and $4.3 million of transaction costs incurred related to the transaction were being amortized to interest expense over the life of the 1.5 Lien Notes until the acceleration of the costs at the Petition Date.

The 1.5 Lien Notes bear interest at a cash interest rate of 8% per annum, or, if we elect to make interest payments on the 1.5 Lien Notes with our common shares or, in certain circumstances, by issuing additional 1.5 Lien Notes, at an interest rate of 11% per annum. Interest is payable bi-annually on March 20 and September 20 of each year, commencing on September 20, 2017. On September 20, 2017, we paid the interest due on the 1.5 Lien Notes in-kind with approximately $17.0 million of aggregate principal amount of 1.5 Lien Notes, resulting in $317.0 million of total aggregate principal amount of 1.5 Lien Notes outstanding. On December 19, 2017, we entered into a forbearance agreement with certain lenders under the 1.5 Lien Notes. Pursuant to this agreement, the lenders under the 1.5 Lien Notes agreed to forbear from exercising their rights and remedies until January 15, 2018, with respect to anticipated events of default arising from the failure to pay interest on certain debt instruments and failure to comply with certain financial covenants under the EXCO Resources Credit Agreement.
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

In connection with the offering of the 1.5 Lien Notes, on March 15, 2017, we completed the Second Lien Term Loan Exchange whereby approximately $682.8 million in aggregate principal amount of the outstanding Second Lien Term Loans, consisting of all of the outstanding indebtedness under the Fairfax Term Loan and approximately $382.8 million in aggregate principal amount of the Exchange Term Loan, were exchanged for approximately $682.8 million in aggregate principal amount of 1.75 Lien Term Loans. As described in “Note 4. Derivative financial instruments,” in connection with the issuance of the 1.75 Lien Term Loans, we also issued the Amendment Fee Warrants with a fair value of $12.6 million. The fair value of the Amendment Fee Warrants issued to the lenders of the 1.75 Lien Term Loans and the $8.6 million of cash paid to the lenders who elected to receive cash in lieu of warrants was recorded as a discount to the 1.75 Lien Term Loans, and was being amortized to interest expense over the life of the loans until the acceleration of the discount at the Petition Date.

As a result of the Second Lien Term Loan Exchange, the Fairfax Term Loan was deemed satisfied and paid in full and was terminated. In addition, by participating in the Second Lien Term Loan Exchange, each exchanging lender was deemed to have consented to an amendment to the Second Lien Term Loans that eliminated substantially all of the restrictive covenants and events of default in the agreements governing the Second Lien Term Loans. Following the Second Lien Term Loan Exchange, we had approximately $17.2 million in aggregate principal amount of Second Lien Term Loans outstanding, consisting entirely of the remaining portion of the Exchange Term Loan. The Second Lien Term Loan Exchange was accounted for as a modification of debt, and no gain or loss was recognized on the exchange. The transaction costs related to the Second Lien Term Loan Exchange of $6.4 million were recorded in "Loss on restructuring and extinguishment of debt" in our Consolidated Statement of Operations for the year ended December 31, 2017.

The 1.75 Lien Term Loans are due on October 26, 2020, bear interest at a cash rate of 12.5% per annum, or, if we elect to pay interest on the 1.75 Lien Term Loans with our common shares or, in certain circumstances, by issuing additional 1.75

Lien Term Loans, at an interest rate of 15.0% per annum. On September 20, 2017, we paid the interest due on the 1.75 Lien Term Loans in-kind with approximately $26.2 million of aggregate principal amount of 1.75 Lien Term Loans, resulting in $708.9 million of total aggregate principal amount of 1.75 Lien Term Loans outstanding. On December 19, 2017, we entered into a forbearance agreement with certain lenders under the 1.75 Lien Term Loans. Pursuant to this agreement, the lenders under the 1.75 Lien Term Loans agreed to forbear from exercising their rights and remedies until January 15, 2018, with respect to anticipated events of default arising from the failure to pay interest on certain debt instruments and failure to comply with certain financial covenants under the EXCO Resources Credit Agreement.
PIK Payments under the 1.5 Lien Notes and the 1.75 Lien Term Loans

The principal purpose of issuing the 1.5 Lien Notes and Second Lien Term Loan Exchange was to alleviate our substantial cash interest payment burden and improve our Liquidity. The indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans were intended to allow us to make payments in additional indebtedness or common shares ("PIK Payments"), subject to certain restrictions and limitations.

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

Our initial expectation was to make PIK Payments in common shares on the 1.5 Lien Notes and the 1.75 Lien Term Loans throughout the remainder of 2017 and 2018. However, there were significant limitations on our ability to make PIK Payments as a result of restrictions in the indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans.

Covenants, events of default and other material provisions under the 1.5 Lien Notes and the 1.75 Lien Term Loans

The indenture governing the 1.5 Lien Notes and the credit agreement governing the 1.75 Lien Term Loans contain covenants limit our ability and the ability of our restricted subsidiaries to, among other things, incur additional indebtedness, transfer assets or make certain types of payments. The 1.5 Lien Notes and 1.75 Lien Term Loans contain customary events of default, including the filing of a petition for relief under the Bankruptcy Code, which require the payment of each of the 1.5 Lien Notes and the 1.75 Lien Term Loans in an amount equal to the outstanding principal amount plus an applicable make-whole premium. The enforceability of the make-whole premium on the 1.5 Lien Notes and 1.75 Lien Term Loans is subject to the outcome of the Chapter 11 Cases.

The 1.5 Lien Notes, 1.75 Lien Term Loans and the Second Lien Term Loans are jointly and severally guaranteed by all of the our restricted subsidiaries and are secured by first priority liens on substantially all of our assets and such guarantors. In connection with the offering of the 1.5 Lien Notes and the Second Lien Term Loan Exchange, we entered into an amended and restated intercreditor agreement, under which the lenders of the remaining outstanding portion of the Exchange Term Loan agreed to subordinate their security interest in the collateral to the interests of the holders of the 1.5 Lien Notes and the 1.75 Lien Term Loans. In addition, the lenders of the 1.75 Lien Term Loans agreed to subordinate their security interest in the collateral to the interests of the holders of the 1.5 Lien Notes. The 1.5 Lien Notes, 1.75 Lien Term Loans and the Second Lien Term Loans are effectively senior to all our existing and future unsecured indebtedness, including the 2018 Notes and 2022 Notes, in each case to the extent of the collateral.

2018 and 2022 Notes

The 2018 Notes and 2022 Notes are guaranteed on a senior unsecured basis by substantially all of EXCO’s subsidiaries. Our equity investments, other than those acquired as part of the Appalachia JV Settlement, have been designated as unrestricted subsidiaries under the indentures governing the 2018 Notes and 2022 Notes. The 2022 Notes were issued under the same base indenture governing the 2018 Notes and the supplemental indenture governing the 2022 Notes contains similar covenants to those in the supplemental indenture governing the 2018 Notes. As of December 31, 2018, $131.6 million and $70.2 million in principal were outstanding on the 2018 Notes and 2022 Notes, respectively. Interest accrued on the 2018 Notes at 7.5% per annum and was payable semi-annually in arrears on March 15 and September 15 of each year. Interest accrued on the 2022 Notes at 8.5% per annum and was payable semi-annually in arrears on April 15 and October 15 of each year. The maturity date of the 2018 Notes was September 15, 2018 and the maturity date of the 2022 Notes is April 15, 2022. The repayment of the interest and principal obligations was stayed as part of the Chapter 11 proceedings and recorded as "Liabilities subject to compromise" on the Consolidated Balance Sheet as of the December 31, 2018.

6.Fair value measurements

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

During the years ended December 31, 2018 and 2017 there were no changes in the fair value level classifications.
Fair value of derivative financial instruments

The following table presents a summary of the estimated fair value of our derivative financial instruments as of December 31, 2018 and 2017.

	As of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative financial instruments - common share warrants	$—	$61	$—	$61
	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivative financial instruments - commodity derivatives	$—	$1,150	$—	$1,150
Liabilities:
Derivative financial instruments - common share warrants	—	1,950	—	1,950
Derivative financial instruments - commodity derivatives

We have historically evaluated commodity derivative assets and liabilities in accordance with master netting agreements with the derivative counterparties, but report them on a gross basis in our Consolidated Balance Sheets. Net commodity derivative asset values are determined primarily by quoted NYMEX futures prices, notional volumes and utilization of the counterparties’ credit-adjusted risk-free rate curves and net commodity derivative liabilities are determined by utilization of our credit-adjusted risk-free rate curve. The credit-adjusted risk-free rates of our counterparties are based on an independent market-quoted credit default swap rate curve for the counterparties’ debt plus the LIBOR curve as of the end of the reporting period. Our credit-adjusted risk-free rate is based on the blended rate of independent market-quoted credit default swap rate curves for companies that have the same credit rating as us plus the LIBOR curve as of the end of the reporting period. The fair value of our commodity derivative financial instruments may be different from the settlement value based on company-specific inputs, such as credit ratings, futures markets and forward curves, and readily available buyers or sellers.
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

See further details on our derivative financial instruments in “Note 4. Derivative financial instruments”.
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

The estimated fair values of our senior notes and term loans are presented below. The estimated fair values of the 2018 Notes and 2022 Notes have been calculated based on quoted prices in active markets. The estimated fair values of the 1.5 Lien Notes and Second Lien Term Loans were calculated based on a model internally prepared by management that lacks significant observable inputs and was classified as Level 3. The 1.75 Lien Term Loans has been calculated based on quoted prices obtained from third-party pricing sources that lack significant observable inputs and are classified as Level 3. The 2017 Warrants are considered freestanding financial instruments and are not considered in the determination of the fair value of the 1.5 Lien Notes and 1.75 Lien Term Loans. See “Note 5. Debt” for the carrying value and the principal balance of each debt instrument included in the table below.

	As of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
1.5 Lien Notes	$—	$—	$272,609	$272,609
1.75 Lien Term Loans	—	—	216,222	216,222
Second Lien Term Loans	—	—	4,185	4,185
2018 Notes	23,330	—	—	23,330
2022 Notes	12,653	—	—	12,653
	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
1.5 Lien Notes	$—	$—	$232,276	$232,276
1.75 Lien Term Loans	—	—	372,186	372,186
Second Lien Term Loans	—	—	9,054	9,054
2018 Notes	4,658	—	—	4,658
2022 Notes	2,586	—	—	2,586

7.	Environmental regulation

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

The following table presents our future minimum obligations under our commercial commitments as of December 31, 2018. The commitments do not include those of our equity method investments.

(in thousands)	Drilling contracts	Operating leases and other	Other fixed commitments	Total
2019	$3,661	$1,635	$17	$5,313
2020	—	1,595	12	1,607
2021	—	1,193	2	1,195
2022	—	1,173	—	1,173
2023	—	—	—	—
Thereafter	—	—	—	—
Total	$3,661	$5,596	$31	$9,288

We lease our offices and certain equipment. Our rental expenses were approximately $2.4 million and $2.3 million for the years ended December 31, 2018 and 2017, respectively. We have also entered into drilling rig contracts primarily to develop our assets in the East Texas and North Louisiana regions. The actual drilling costs under these contracts will be incurred by working interest owners in the development of the related properties. These contracts are short-term in nature and are dependent on our planned drilling program.

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

Shell natural gas sales contract litigation

As of September 30, 2018, we had withheld $28.5 million in revenues owed to Shell as a result of a dispute regarding the failure of Shell Energy North America (US) LP ("Shell Energy"), a subsidiary of Shell, to pay us for the sale of natural gas. We entered into a settlement agreement with Shell on September 17, 2018 that was approved by the Court on October 1, 2018 ("Shell Settlement Agreement"). Under the terms of the settlement agreement:

•
EXCO will pay a total of $22.5 million to Shell, including $9.0 million within 15 days following the approval of the settlement agreement by the Court, $9.0 million within 45 days following the approval of the Court, and the remaining $4.5 million on or before the effective date of the plan of reorganization. Per the terms of the Shell Settlement Agreement, we paid Shell $18.0 million during the fourth quarter of 2018. Upon payment in full of the remaining amount, Shell shall release EXCO from any further liability related to the withheld revenues;

•
EXCO will commence the completion of four wells that were previously drilled in North Louisiana no later than November 15, 2018, and subsequently commence the completion of three additional wells that were previously drilled in North Louisiana. Per the terms of the Shell Settlement Agreement, we commenced completion on each of these wells during the fourth quarter of 2018 and first quarter of 2019;

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

The settlement agreement does not prevent us from asserting any claim, cross-claim, defense, or other cause of action against Shell Energy, nor does the settlement agreement prevent Shell Energy from asserting any claim, cross-claim, defense, or other cause of action against us. Furthermore, the settlement agreement provides that it shall not affect any proof of claim that Shell Energy filed in the Chapter 11 Cases. As of December 31, 2017, we had a receivable of approximately $33.4 million related to the sales of natural gas to Shell Energy in East Texas and North Louisiana for the months of November and December 2017. Shell Energy is withholding payment as a means to satisfy their demands of reasonable assurance of performance under a natural gas sales agreement. We believe the request for adequate assurance was unreasonable and unjustified under the terms of the agreement and these amounts have been improperly withheld by Shell Energy. On March 7, 2018, the Court approved the rejection of the aforementioned natural gas sales agreement with Shell Energy and we recorded a liability of $41.5 million in “Liabilities subject to compromise” related to our current estimate of the allowed claim. The receivable for sales of oil and natural gas to Shell Energy in November and December 2017 and the estimate of the allowed claim for the rejection of the natural gas sales agreement with Shell Energy were presented as a net amount of $8.1 million in "Liabilities subject to compromise" as of December 31, 2018. See further discussion regarding this dispute with Shell Energy in "Item 3. Legal proceedings".

9.	Employee benefit plans

We sponsor a 401(k) plan for our employees which matches 100% of employee contributions up to certain limits. For the year ended December 31, 2018, the Company's matching contribution was up to a maximum of 4% of each employee's pay. For the year ended December 31, 2017, the Company's matching contribution was up to a maximum of 3% of each employee's pay. Our matching contributions were $0.7 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively. Effective January 1, 2019, the Company increased its matching contribution up to a maximum of 5% of each employee's pay.

10.Earnings (loss) per share

The following table presents the basic and diluted earnings (loss) per share computations, adjusted to give effect to our reverse share split on June 12, 2017, for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(in thousands, except per share data)	2018	2017
Basic net income (loss) per common share:
Net income (loss)	$(182,697)	$24,362
Weighted average common shares outstanding	21,686	21,288
Net income (loss) per basic common share	$(8.42)	$1.14
Diluted net income (loss) per common share:
Net income (loss)	$(182,697)	$24,362
Weighted average common shares outstanding	21,686	21,288
Dilutive effect of:
Restricted shares and restricted share units	—	—
Weighted average common shares and common share equivalents outstanding	21,686	21,288
Net income (loss) per diluted common share	$(8.42)	$1.14

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. In addition, the Commitment Fee and Amendment Fee Warrants, which represent the right to purchase our common shares at an exercise price of $0.01 are included in our weighted average common shares outstanding and used in the computation of our basic net income (loss) per common share. On January 16, 2018, affiliates of Fairfax surrendered all of their rights to the Commitment Fee and Amendment Fee Warrants. See "Note 13. Related-party transactions" for additional information on the warrants issued to Fairfax.

Diluted net income (loss) per common share for the years ended December 31, 2018 and 2017 is computed in the same manner as basic net income (loss) per share after assuming the issuance of common shares for all potentially dilutive common share equivalents, which include stock options, restricted share units, restricted share awards, Financing Warrants, and ESAS Warrants, whether exercisable or not. The computation of diluted net income (loss) per common share excluded 11,251,824 and 12,907,872 antidilutive common share equivalents for the years ended December 31, 2018 and 2017, respectively. The antidilutive common share equivalents for the years ended December 31, 2018 and 2017 primarily related to the Financing Warrants.

11.Equity-based and other incentive-based compensation

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

•
Adoption of the KEIP and KERP - We adopted two new cash-based incentive programs beginning on July 1, 2017, including the Key Employee Incentive Plan ("KEIP") for certain officers and Key Employee Retention Plan ("KERP") for employees. The payout of the KEIP is dependent on the achievement of certain performance goals, including production, general and administrative expenses, lease operating expenses, and EBITDA. The payout of the KERP was dependent on the achievement of these performance measures and a fixed percentage of the employees' salary for the first two quarters of the plan until it was converted to be solely based on a fixed percentage of the employees' salary. We incurred $4.8 million in general and administrative expenses related to these plans during 2017. The motion to consider the KERP was approved by the Court on February 22, 2018 and the motion to consider the KEIP was approved by the Court on May 23, 2018. We incurred $4.8 million in general administrative expenses related to these plans during 2018. The KERP is paid on a quarterly basis and the KEIP earned during 2018 will not be paid until the confirmation of a plan of reorganization. Therefore, we accrued $2.2 million related to the KEIP as of December 31, 2018. The term of the KERP was extended to December 31, 2018 and may be extended further at the discretion of the Compensation Committee or the Company, which would be subject to approval as part of the Chapter 11 Cases. The term of the KEIP was extended to December 31, 2018 and further extensions, if any, would be subject to approval as part of the Chapter 11 Cases.

•
Retention Bonus Agreements - We entered into retention bonus agreements with certain key officers and employees, which resulted in payments of $0.8 million and $7.8 million during 2018 and 2017, respectively. In the event a recipient of a retention bonus voluntarily terminates his or her employment without Good Reason (as defined in each Retention Bonus Agreement), or the Company terminates such recipient’s employment for Cause (as defined in each Retention Bonus Agreement), in either case, before either December 31, 2018 or March 31, 2019 (depending on the agreement with the officer or employee), then such recipient will be required to promptly repay the retention bonus. We recognized $6.3 million and $1.4 million of general and administrative expenses related to these retention bonuses during 2018 and 2017, respectively. The remainder of $0.9 million was recorded as a prepaid asset as of December 31, 2018 and will be recognized over the remaining retention period ending March 31, 2019.

•
Discontinuation of equity incentive grants - We have discontinued the grant of share-based compensation to officers and employees until the completion of a restructuring. As a result, there were no grants of share-based compensation during 2018 or 2017. The adoption of the KEIP, KERP and retention bonuses were intended to replace all existing cash-based bonus and equity-based compensation programs.

Share-based compensation

Description of plan

Our 2005 Incentive Plan is a shareholder-approved plan authorizing the issuance of up to 3,033,333 restricted shares, restricted share units and stock options. As of December 31, 2018 and 2017, there were 1,376,008 and 1,140,543 shares, respectively, available for issuance under the 2005 Incentive Plan. Option grants and restricted share grants count as one share and 1.74 shares, respectively, against the total number of shares available for grant. The holders of restricted shares, excluding restricted share units ("RSU") discussed below, had voting rights, and upon vesting, the right to receive all accrued and unpaid dividends.

We believe it is highly likely that our existing common shares and share-based compensation will be canceled at the conclusion of our Chapter 11 proceedings and holders are not expected to be entitled to any recovery. See "Item 1A. Risk Factors" for additional information.

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

The grant date fair values of our market-based restricted share awards and restricted share units were determined using a Monte Carlo model which uses company-specific inputs to generate different stock price paths. The assumptions used in the Monte Carlo model for the RSUs granted in 2016 are as follows:

Assumption	2016
Risk-free rate of return	0.45 - 0.71%
Volatility	119.83%
Dividend yield	0.00%

A summary of our market-based restricted share activity for RSUs during the year ended December 31, 2018 is as follows:

	Shares	Weighted average grant date fair value per share

Non-vested shares/units outstanding at December 31, 2017	249,992	$29.96
Granted	—	—
Vested	—	—
Forfeited	(3,200)	25.39
Non-vested shares/units outstanding at December 31, 2018	246,792	$30.02

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

Total share-based compensation to employees to be recognized on unvested options, restricted share awards and RSUs as of December 31, 2018 was $0.9 million and will be recognized over a weighted average period of 0.5 years.

The measurement of the ESAS Warrants was accounted for in accordance with ASC 505-50, which required the ESAS Warrants to be re-measured each interim reporting period and an adjustment was recorded in the statement of operations within equity-based compensation expense. Concurrently with the suspension of the services and investment agreement with ESAS, on November 9, 2017, the ESAS Warrants were forfeited and canceled and previously recognized compensation costs were reversed. For the year ended December 31, 2017, equity-based compensation related to the ESAS Warrants was income of $14.5 million.

The following is a reconciliation of our compensation expense for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2018	2017
Equity-based compensation expense (1)	$2,053	$(11,430)
Equity-based compensation capitalized	347	1,000
Total equity-based compensation	$2,400	$(10,430)

(1)	Equity-based compensation expense includes share-based compensation to employees and equity-based compensation for ESAS Warrants.

We did not recognize a tax benefit attributable to our equity-based compensation for the years ended December 31, 2018 and 2017.

12.	Income taxes

The income tax provision attributable to our income (loss) before income taxes for the years ended December 31, 2018 and 2017, consisted of the following:

	Year ended December 31,
(in thousands)	2018	2017
Current:
Federal	$—	$(1,420)
State	—	—
Total current income tax (benefit)	$—	$(1,420)

Deferred:
Federal	$(34,884)	$528,886
State	(1,028)	(1,496)
Valuation allowance	31,394	(525,674)
Total deferred income tax (benefit)	(4,518)	1,716
Total income tax (benefit)	$(4,518)	$296

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act ("Tax Act") which, among other things, lowered the U.S. Federal tax rate from 35% to 21%, repealed the corporate alternative minimum tax, and provided for a refund of previously accrued alternative minimum tax credits. We reflected the impact of this rate on our deferred tax assets and liabilities at December 31, 2017, as it is required to reflect the change in the period in which the law is enacted. The Tax Act also repealed the corporate alternative minimum tax for tax years beginning after January 1, 2018 and provided that prior alternative minimum tax credits would be refundable. As a result of the Tax Act and monetization opportunities under current law, we have credits that were refunded in late 2017 and the remainder are expected to be refunded in 2019. In addition, the Tax Act limits the amount taxpayers are able to deduct for NOLs generated in taxable years beginning after December 31, 2017 to 80% of the taxpayer’s taxable income. The law also generally repeals all carrybacks for losses generated in taxable years ending after December 31, 2017. However, any NOLs generated in taxable years ending after December 31, 2017 can be carried forward indefinitely. On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, which provides a one-year measurement period from a registrant's reporting period that includes the Tax Act's enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the required accounting under ASC 740. We completed our analysis of the impact of the Tax Act during 2018 and the impact of any changes are reflected in our deferred tax assets and liabilities at December 31, 2018. The ultimate impact of the Tax Act may differ from the estimates provided herein, possibly materially, due to additional regulatory guidance, changes in interpretations and assumptions, and other actions as a result of the Tax Act.

We have NOLs for U.S. income tax purposes that have been generated from our operations. Our NOLs generated prior to 2018 are scheduled to expire if not utilized between 2028 and 2037. We reduced our NOLs by the amount of cancellation of debt income of approximately $86.6 million related to certain debt restructuring transactions during the year ended December 31, 2017.

The utilization of our NOLs to offset taxable income in future periods may be limited if we undergo an ownership change based on the criteria in Section 382 of the Internal Revenue Code. Generally, an ownership change occurs for Section 382 purposes when the percentage of stock held by one or more five-percent shareholders increases by more than 50 percentage points over the lowest stock ownership held by such shareholders on any testing date within a three-year period. See further discussion of the potential limitations on the utilization of our net operating losses as part of "Item 1A. Risk Factors". The Internal Revenue Code permits the exclusion of cancellation of debt income from taxable income if the discharge occurs during a Chapter 11 case. If this occurs, the amount of cancellation of debt income would reduce a company's tax attributes unless it is offset by NOLs. The NOLs that are available to offset cancellation of debt income in a Chapter 11 case are not limited by Section 382 of the Internal Revenue Code. NOLs available for utilization as of December 31, 2018 were approximately $2.2 billion.

There is an exception to the foregoing annual limitation rules for entities in bankruptcy that generally applies when “qualified creditors” of a debtor corporation receive, in respect of their claims, at least 50% of the voting rights and value of the equity of the reorganized debtor pursuant to a confirmed chapter 11 plan (the “382(l)(5) Exception”). Under the 382(l)(5) Exception, a debtor’s NOLs prior to the ownership change are not limited on an annual basis, but, instead, NOL carryforwards will be reduced by the amount of any interest deductions claimed during the three taxable years preceding the effective date of the plan of reorganization, and during the part of the taxable year prior to and including the effective date of the plan of reorganization, in respect of all debt converted into equity in the reorganization. If the 382(l)(5) Exception applies and the reorganized debtors undergo another “ownership change” within two years after the effective date of the plan of reorganization, then the reorganized debtors’ losses prior to the ownership change would effectively be eliminated in their entirety.

If we are eligible for the 382(l)(5) Exception, we currently anticipate that we would not elect out of its application in order to preserve the Company’s tax attributes. However, it is uncertain whether the structure of the March 2019 Plan or an alternative plan of reorganization would allow us to qualify for the 382(l)(5) Exception. Therefore, we cannot provide any assurance regarding the extent of limitations on the Company’s tax attributes upon emergence from bankruptcy.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows:

(in thousands)	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$568,976	$548,701
Oil and natural gas properties, gathering assets, and equipment	178,498	236,601
Liabilities subject to compromise	92,954	—
Other	43,149	58,465
Total deferred tax assets before valuation allowance	883,577	843,767
Valuation allowance	(874,877)	(843,480)
Total deferred tax assets	8,700	287
Deferred tax liabilities:
Goodwill	$(7,205)	$(4,518)
Derivative financial instruments	—	(287)
Other	(1,495)	—
Total deferred tax liabilities	(8,700)	(4,805)
Net deferred tax assets (liabilities)	$—	$(4,518)

As previously discussed, we reflected the impact of the change in the tax rate as a result of the Tax Act on our deferred tax assets and liabilities at December 31, 2017. During the years ended December 31, 2018 and 2017, we recognized a full valuation allowance against our net deferred tax assets.

A reconciliation of our income tax provision (benefit) computed by applying the statutory United States federal income tax rate to our income (loss) before income taxes for the years ended December 31, 2018 and 2017 is presented in the following table:

	Year Ended December 31,
(in thousands)	2018	2017
Federal income taxes (benefit) provision at statutory rate	$(39,315)	$8,630
Increases (reductions) resulting from:
Adjustments to the valuation allowance	31,394	(525,674)
Non-deductible compensation	—	3,206
State taxes net of federal benefit	(1,028)	(1,496)
Federal and state tax rate change	—	421,610
Non-deductible interest	4,814	149,577
Non-taxable gain on warrants	(397)	(55,716)
Other	14	159
Total income tax provision	$(4,518)	$296

During the year ended December 31, 2017, we recognized a current income tax benefit of $1.4 million due to refunds for alternative minimum tax credits. During the years ended December 31, 2018 and 2017, we recognized deferred income tax benefit of $4.5 million and expense of $1.7 million, respectively, related to a deferred tax liability for tax deductible goodwill. Deferred income tax benefit during the year ended December 31, 2018 related to changes in a deferred tax liability for tax-deductible goodwill. As of December 31, 2017, we recognized a deferred tax liability of $4.5 million for tax-deductible goodwill. The deferred tax liability related to goodwill was considered to have an indefinite life based on the nature of the underlying asset and could not be offset under GAAP with a deferred tax asset with a definite life, such as NOLs. As a result of the Tax Act, deferred tax assets resulting from NOLs generated in taxable years subsequent to December 31, 2017 are considered to have an indefinite life. Therefore, we recognized an income tax benefit of $4.5 million during the in the first quarter of 2018 because we expect to be able to utilize deferred tax assets related to NOLs to offset the deferred tax liability related to goodwill.

We did not recognize any liabilities for unrecognized tax benefits. As of December 31, 2018 and 2017, our policy is to recognize interest related to unrecognized tax benefits of interest expense and penalties in operating expenses. We have not accrued any interest or penalties relating to unrecognized tax benefits in the Consolidated Financial Statements.

We file a corporate consolidated income tax return for U.S. federal income tax purposes and file income tax returns in various states. With few exceptions, we are no longer subject to U.S. federal and state and local examinations by tax authorities for years before 2009.

13.	Related party transactions

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

On September 20, 2017, ESAS received $4.0 million and $1.8 million of PIK Payments in the form of additional 1.5 Lien Notes and 1.75 Lien Term Loans, respectively, resulting in ESAS holding $74.0 million in aggregate principal amount of 1.5 Lien Notes and $49.7 million in aggregate principal amount of 1.75 Lien Term Loans as of December 31, 2018 and 2017. During the year ended December 31, 2017, ESAS also received $1.2 million of cash interest payments on the Exchange Term Loan and 192,609 of PIK Shares under the 1.75 Lien Term Loans. In addition, ESAS holds Financing Warrants representing the right to purchase an aggregate of 5,017,922 common shares at an exercise price equal to $13.95 per share. ESAS received a consent fee of $1.6 million in cash for exchanging its interest in the Exchange Term Loan, and a commitment fee of $2.1 million in cash in connection with the issuance of the 1.5 Lien Notes.

On November 9, 2017, we entered into an agreement with ESAS pursuant to which, among other things: (i) the services and investment agreement with ESAS was suspended such that, during the suspension period and subject to the terms and conditions of the agreement: (a) ESAS is not required to provide any services to us, (b) we are not required to make any payments to ESAS with respect to the suspension period and (c) ESAS does not have the right to nominate a member to the Company’s Board of Directors; and (ii) the ESAS Warrants were forfeited and canceled and we have no further obligations under the ESAS Warrants. Prior to the suspension, the payments to ESAS as part of the services and investment agreement were $3.4 million for the year ended December 31, 2017.

On January 22, 2018, we closed the DIP Credit Agreement with lenders including affiliates of Bluescape. See "Note 5. Debt" for further discussion of the DIP Credit Agreement.

Fairfax

Samuel Mitchell served as a Managing Director of Hamblin Watsa Investment Counsel Ltd. ("Hamblin Watsa"), the investment manager of Fairfax and certain affiliates thereof. Samuel Mitchell was a member of our Board of Directors until his resignation on September 20, 2017. On September 20, 2017, certain affiliates of Fairfax received $8.5 million and $15.8 million of PIK Payments in the form of additional 1.5 Lien Notes and 1.75 Lien Term Loans, respectively, resulting in Fairfax holding, directly or indirectly, $159.5 million in aggregate principal amount of 1.5 Lien Notes and $427.9 million in aggregate principal amount of 1.75 Lien Term Loans as of December 31, 2018 and 2017. During the year ended December 31, 2017, Fairfax also received $10.6 million of cash interest payments on the Fairfax Term Loan and the Exchange Term Loan and 1,657,330 of PIK Shares under the 1.75 Lien Term Loans. In addition, Fairfax holds Financing Warrants representing the right to purchase an aggregate of 10,824,377 common shares at an exercise price equal to $13.95 per share, Commitment Fee Warrants representing the right to purchase an aggregate of 431,433 common shares at an exercise price equal to $0.01 per share and Amendment Fee Warrants representing the right to purchase an aggregate of 1,294,143 common shares at an exercise price equal to $0.01 per share. On January 16, 2018, affiliates of Fairfax surrendered all of their rights in the 2017 Warrants.

On January 22, 2018, we closed the DIP Credit Agreement with lenders including affiliates of Fairfax. See "Note 5. Debt" further discussion of the DIP Credit Agreement.

Oaktree

B. James Ford served as a Senior Advisor of Oaktree, and was a member of our Board of Directors until his resignation on September 20, 2017. On September 20, 2017, Oaktree received $2.2 million of PIK Payments in the form of additional 1.5 Lien Notes resulting in certain affiliates of Oaktree holding, directly or indirectly, $41.7 million in aggregate principal amount of 1.5 Lien Notes as of December 31, 2018 and 2017. In addition, certain affiliates of Oaktree hold Financing Warrants representing the right to purchase an aggregate of 2,831,542 common shares at an exercise price equal to $13.95 per share. Oaktree also received a commitment fee of $1.2 million in cash in connection with the issuance of the 1.5 Lien Notes.

14.	Condensed consolidating financial statements

As of December 31, 2018, the majority of EXCO’s subsidiaries were guarantors under the DIP Credit Agreement, the indenture governing the 1.5 Lien Notes, the credit agreement governing the 1.75 Lien Term Loans, the credit agreement governing the Second Lien Term Loans, and the indentures governing the 2018 Notes and 2022 Notes. All of our unrestricted subsidiaries under the 1.5 Lien Notes, 1.75 Lien Term Loans and the indentures governing the 2018 Notes and 2022 Notes are considered non-guarantor subsidiaries.

Set forth below are condensed consolidating financial statements of EXCO, the guarantor subsidiaries and the non-guarantor subsidiaries. The DIP Credit Agreement, 1.5 Lien Notes, 1.75 Lien Term Loans, 2018 Notes and 2022 Notes, which were issued by EXCO Resources, Inc., are jointly and severally guaranteed by substantially all of our subsidiaries (referred to as Guarantor Subsidiaries). For purposes of this footnote, EXCO Resources, Inc. is referred to as Resources to distinguish it from the Guarantor Subsidiaries. Each of the Guarantor Subsidiaries is a 100% owned subsidiary of Resources and the guarantees are unconditional as they relate to the assets of the Guarantor Subsidiaries. Resources and the Guarantor Subsidiaries solely consist of entities that are Debtors in the Chapter 11 Cases, including each of the Filing Subsidiaries. The non-guarantor subsidiaries solely consist of entities that are not included in the Chapter 11 Cases, including OPCO, Appalachia Midstream, EXCO Production Company (PA) II, LLC, EXCO Production Company (WV) II, LLC and certain other entities (referred to as Non-Guarantor Subsidiaries).

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

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2018

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$47,269	$(20,059)	$19,331	$—	$46,541
Restricted cash	653	15,396	—	—	16,049
Other current assets	6,671	93,305	7,577	—	107,553
Total current assets	54,593	88,642	26,908	—	170,143
Equity investments	—	—	4,732	—	4,732
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	121,738	33,908	—	155,646
Proved developed and undeveloped oil and natural gas properties	334,709	2,924,788	73,282	—	3,332,779
Accumulated depletion	(330,776)	(2,494,452)	(6,065)	—	(2,831,293)
Oil and natural gas properties, net	3,933	552,074	101,125	—	657,132
Other property and equipment, net and other non-current assets	587	19,565	17,379	—	37,531
Investments in and (advances to) affiliates, net	379,516	—	—	(379,516)	—
Goodwill	13,293	149,862	—	—	163,155
Total assets	$451,922	$810,143	$150,144	$(379,516)	$1,032,693
Liabilities and shareholders’ equity
Current maturities of long-term debt	$473,364	$—	$—	$—	$473,364
Other current liabilities	38,343	71,802	7,784	—	117,929
Other long-term liabilities	—	14,825	9,588	—	24,413
Liabilities subject to compromise	966,711	476,772	—	—	1,443,483
Payable to parent	—	2,452,128	(3,380)	(2,448,748)	—
Total shareholders’ equity	(1,026,496)	(2,205,384)	136,152	2,069,232	(1,026,496)
Total liabilities and shareholders’ equity	$451,922	$810,143	$150,144	$(379,516)	$1,032,693

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$49,170	$(9,573)	$—	$—	$39,597
Restricted cash	—	15,271	—	—	15,271
Other current assets	22,697	90,265	—	—	112,962
Total current assets	71,867	95,963	—	—	167,830
Equity investments	—	—	14,181	—	14,181
Oil and natural gas properties (full cost accounting method):
Unproved oil and natural gas properties and development costs not being amortized	—	118,652	—	—	118,652
Proved developed and undeveloped oil and natural gas properties	333,719	2,773,847	—	—	3,107,566
Accumulated depletion	(330,777)	(2,421,534)	—	—	(2,752,311)
Oil and natural gas properties, net	2,942	470,965	—	—	473,907
Other property and equipment, net and other non-current assets	892	20,382	—	—	21,274
Investments in and (advances to) affiliates, net	466,055	—	—	(466,055)	—
Goodwill	13,293	149,862	—	—	163,155
Total assets	$555,049	$737,172	$14,181	$(466,055)	$840,347
Liabilities and shareholders’ equity
Current maturities of long-term debt	$1,362,500	$—	$—	$—	$1,362,500
Other current liabilities	32,280	272,190	—	—	304,470
Derivative financial instruments - common share warrants	1,950	—	—	—	1,950
Other long-term liabilities	4,518	13,108	—	—	17,626
Payable to parent	—	2,447,586	—	(2,447,586)	—
Total shareholders’ equity	(846,199)	(1,995,712)	14,181	1,981,531	(846,199)
Total liabilities and shareholders’ equity	$555,049	$737,172	$14,181	$(466,055)	$840,347

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2018

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$352,228	$20,363	$—	$372,591
Purchased natural gas and marketing	—	21,090	345	—	21,435
Total revenues	—	373,318	20,708	—	394,026
Costs and expenses:
Oil and natural gas production	—	54,431	2,978	—	57,409
Gathering and transportation	—	72,772	3,403	—	76,175
Purchased natural gas	—	16,387	—	—	16,387
Depletion, depreciation and amortization	299	73,305	6,685	—	80,289
Accretion of liabilities	—	931	1,066	—	1,997
General and administrative	(34,637)	58,296	4,191	—	27,850
Gain on Appalachia JV Settlement	—	—	(119,237)	—	(119,237)
Other operating items	(46)	(1,109)	(170)	—	(1,325)
Total costs and expenses	(34,384)	275,013	(101,084)	—	139,545
Operating income	34,384	98,305	121,792	—	254,481
Other income (expense):
Interest expense, net	(33,917)	—	—	—	(33,917)
Loss on derivative financial instruments - commodity derivatives	(615)	—	—	—	(615)
Gain on derivative financial instruments - common share warrants	1,889	—	—	—	1,889
Other income	27	37	6	—	70
Equity income	—	—	175	—	175
Reorganization items, net	(101,284)	(308,014)	—	—	(409,298)
Net loss from consolidated subsidiaries	(87,699)	—	—	87,699	—
Total other income (expense)	(221,599)	(307,977)	181	87,699	(441,696)
Income (loss) before income taxes	(187,215)	(209,672)	121,973	87,699	(187,215)
Income tax benefit	(4,518)	—	—	—	(4,518)
Net income (loss)	$(182,697)	$(209,672)	$121,973	$87,699	$(182,697)

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$258,830	$—	$—	$258,830
Purchased natural gas and marketing	—	24,816	—	—	24,816
Total revenues	—	283,646	—	—	283,646
Costs and expenses:
Oil and natural gas production	—	48,142	—	—	48,142
Gathering and transportation	—	111,427	—	—	111,427
Purchased natural gas	—	23,400	—	—	23,400
Depletion, depreciation and amortization	298	50,742	—	—	51,040
Accretion of liabilities	—	874	—	—	874
General and administrative	(30,224)	60,389	—	—	30,165
Other operating items	553	58,601	—	—	59,154
Total costs and expenses	(29,373)	353,575	—	—	324,202
Operating income (loss)	29,373	(69,929)	—	—	(40,556)
Other income (expense):
Interest expense, net	(108,173)	(2)	—	—	(108,175)
Gain on derivative financial instruments - commodity derivatives	24,732	—	—	—	24,732
Gain on derivative financial instruments - common share warrants	159,190	—	—	—	159,190
Loss on restructuring of debt	(6,380)	—	—	—	(6,380)
Other income	30	1	—	—	31
Equity loss	—	—	(4,184)	—	(4,184)
Net loss from consolidated subsidiaries	(74,114)	—	—	74,114	—
Total other income (expense)	(4,715)	(1)	(4,184)	74,114	65,214
Income (loss) before income taxes	24,658	(69,930)	(4,184)	74,114	24,658
Income tax expense	296	—	—	—	296
Net income (loss)	$24,362	$(69,930)	$(4,184)	$74,114	$24,362

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2018

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(22,984)	$148,311	$8,669	$—	$133,996
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(1,047)	(164,164)	14,044	—	(151,167)
Other	—	950	—	—	950
Advances/investments with affiliates	(1,160)	4,542	(3,382)	—	—
Net cash provided by (used in) investing activities	(2,207)	(158,672)	10,662	—	(150,217)
Financing Activities:
Borrowings under DIP Credit Agreement	156,406	—	—	—	156,406
Repayments under EXCO Resources Credit Agreement	(126,401)	—	—	—	(126,401)
Debt financing costs and other	(6,062)	—	—	—	(6,062)
Net cash provided by financing activities	23,943	—	—	—	23,943
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,248)	(10,361)	19,331	—	7,722
Cash, cash equivalents and restricted cash at beginning of period	49,170	5,698	—	—	54,868
Cash, cash equivalents and restricted cash at end of period	$47,922	$(4,663)	$19,331	$—	$62,590

EXCO RESOURCES, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2017

(in thousands)	Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$(22,761)	$77,172	$—	$—	$54,411
Investing Activities:
Additions to oil and natural gas properties, gathering assets and equipment and property acquisitions	(1,347)	(169,820)	—	—	(171,167)
Proceeds from disposition of property and equipment	—	350	—	—	350
Net changes in amounts due to joint ventures	—	(9,161)	—	—	(9,161)
Equity investments and other	—	1,548	—	—	1,548
Advances/investments with affiliates	(110,001)	110,001	—	—	—
Net cash used in investing activities	(111,348)	(67,082)	—	—	(178,430)
Financing Activities:
Borrowings under EXCO Resources Credit Agreement	163,401	—	—	—	163,401
Repayments under EXCO Resources Credit Agreement	(265,592)	—	—	—	(265,592)
Proceeds received from issuance of 1.5 Lien Notes, net	295,530	—	—	—	295,530
Payments on Second Lien Term Loans	(11,602)	—	—	—	(11,602)
Payments of common share dividends	(6)	—	—	—	(6)
Debt financing costs and other	(23,062)	—	—	—	(23,062)
Net cash provided by financing activities	158,669	—	—	—	158,669
Net increase (decrease) in cash, cash equivalents and restricted cash	24,560	10,090	—	—	34,650
Cash, cash equivalents and restricted cash at beginning of period	24,610	(4,392)	—	—	20,218
Cash, cash equivalents and restricted cash at end of period	$49,170	$5,698	$—	$—	$54,868

15.	Quarterly financial data (unaudited)

The following are summarized quarterly financial data for the years ended December 31, 2018 and 2017:

	Quarter
(in thousands, except per share amounts)	1st	2nd	3rd	4th
2018
Total revenues	$90,464	$98,130	$98,571	$106,861
Operating income (loss) (1)	146,737	30,399	31,121	46,224
Net income (loss)	$(211,049)	$7,744	$3,684	$16,924
Basic earnings (loss) per share:
Net income (loss)	$(9.64)	$0.36	$0.17	$0.78
Weighted average shares	21,902	21,615	21,616	21,616
Diluted earnings (loss) per share:
Net income (loss)	$(9.64)	$0.36	$0.17	$0.78
Weighted average shares	21,902	21,615	21,616	21,616

2017
Total revenues	$76,529	$71,015	$66,736	$69,366
Operating income (loss) (2)	13,587	15,216	(5,142)	(64,217)
Net income (loss) (3)	$8,193	$120,750	$(18,824)	$(85,757)
Basic earnings (loss) per share:
Net income (loss)	$0.44	$6.13	$(0.81)	$(3.68)
Weighted average shares	18,726	19,702	23,319	23,333
Diluted earnings (loss) per share:
Net income (loss)	$0.44	$6.07	$(0.81)	$(3.68)
Weighted average shares	18,749	19,886	23,319	23,333

(1)
Operating income for the first quarter of 2018 includes the gain of $119.5 million recognized in connection with the Appalachia JV Settlement. Operating income during 2018 was significantly impacted by costs associated with the Chapter 11 process, which includes $352.9 million, $16.4 million, $18.2 million and $21.8 million during the first, second, third, and fourth quarters of 2018, respectively, that were classified as “Reorganization items, net” in our Consolidated Statement of Operations. See "Note 1. Organization and basis of presentation" for further discussion.

(2)
Operating loss for the fourth quarter of 2017 includes the acceleration of the remaining charges under a firm transportation agreement of $56.4 million. See "Note 8. Commitments and contingencies" for further discussion.

(3)
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

The following supplemental information relating to our oil and natural gas producing activities for the years ended December 31, 2018 and 2017 is presented in accordance with ASC 932, Extractive Activities, Oil and Gas.

Presented below are costs incurred in oil and natural gas property acquisition, exploration and development activities:

(in thousands, except per unit amounts)	Amount
2018:
Proved property acquisition costs (1)	$—
Unproved property acquisition costs (1)	—
Total property acquisition costs	—
Development	146,834
Exploration costs	—
Lease acquisitions and other	9,931
Capitalized asset retirement costs	—
Depletion per Boe	$4.44
Depletion per Mcfe	$0.74
2017:
Proved property acquisition costs	$18,940
Unproved property acquisition costs	5,228
Total property acquisition costs	24,168
Development	128,323
Exploration costs (2)	19,538
Lease acquisitions and other	5,654
Capitalized asset retirement costs	12
Depletion per Boe	$3.45
Depletion per Mcfe	$0.57

(1)
The Appalachia JV Settlement resulted in the acquisition of $33.5 million and $72.5 million of unproved and proved oil and natural gas properties, respectively. Per the terms of the settlement agreement, the acquisition of interests in these oil and gas properties did not require us to transfer any cash consideration. See "Note 3. Acquisitions, divestitures and other significant events" for further discussion of the Appalachia JV Settlement.

(2)	Exploration costs in 2017 related to the wells drilled in the Bossier shale in North Louisiana.

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

	Oil (Mbbls)	Natural Gas (Mmcf)	Mmcfe
December 31, 2016	10,168	415,719	476,727
Purchase of reserves in place (1)	—	50,456	50,456
Discoveries and extensions	13	21,880	21,958
Revisions of previous estimates:
Changes in price	679	30,200	34,274
Performance and other factors (2)	(290)	72,332	70,593
Sales of reserves in place	—	—	—
Production	(1,158)	(80,136)	(87,084)
December 31, 2017	9,412	510,451	566,924
Purchase of reserves in place (3)	—	118,415	118,415
Discoveries and extensions	1,387	22,482	30,804
Revisions of previous estimates:			—
Changes in price	690	5,726	9,866
Performance and other factors (4)	3,170	22,486	41,502
Sales of reserves in place	—	—	—
Production	(1,357)	(98,779)	(106,921)
December 31, 2018	13,302	580,781	660,590
Estimated Quantities of Proved Developed and Proved Undeveloped Reserves

	Oil (Mbbls)	Natural Gas (Mmcf)	Mmcfe
Proved developed:
December 31, 2018	13,302	580,781	660,590
December 31, 2017	9,412	510,451	566,924
Proved undeveloped:
December 31, 2018	—	—	—
December 31, 2017	—	—	—

(1)
Purchases of reserves in place during 2017 primarily related to the acquisition of incremental interests in certain oil and natural gas properties that we operate and undeveloped acreage in the North Louisiana region.

(2)
Total revisions due to Other factors primarily include the reclassification of wells to Proved Reserves during 2017 that were previously reclassified to unproved reserves in prior years due to capital constraints. These reclassifications primarily related to conversions of wells to Proved Developed Reserves as a result of our development activities in the North Louisiana region.

(3)
Purchases of reserves in place during 2018 related to the acquisition of incremental interests in the Appalachia JV Settlement on February 27, 2018. The Proved Reserves acquired in the Appalachia JV Settlement predominantly consists of proved producing properties in the Marcellus shale.

(4)
Total revisions due to Other factors primarily include the reclassification of wells to Proved Reserves during 2018 that were previously reclassified to unproved reserves in prior years due to capital constraints. These reclassifications primarily related to conversions of wells to Proved Developed Reserves as a result of our development activities in the North Louisiana and South Texas regions.

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

(in thousands)	Amount
Year Ended December 31, 2018:
Future cash inflows	$2,335,662
Future production costs	1,048,606
Future development costs (1)	65,033
Future income taxes (2)	—
Future net cash flows	1,222,023
Discount of future net cash flows at 10% per annum	464,654
Standardized measure of discounted future net cash flows	$757,369
Year Ended December 31, 2017:
Future cash inflows	$1,690,056
Future production costs	863,847
Future development costs (1)	51,925
Future income taxes (2)	—
Future net cash flows	774,284
Discount of future net cash flows at 10% per annum	291,537
Standardized measure of discounted future net cash flows	$482,747

(1)
All of our Proved Undeveloped Reserves remained classified as unproved due to our inability to meet the Reasonable Certainty criteria for recording Proved Undeveloped Reserves, as prescribed under the SEC requirements, as the uncertainty regarding our availability of capital required to develop these reserves still existed at December 31, 2018 and 2017. As such, future development costs at December 31, 2018 and 2017 consist primarily of estimated future plugging and abandonment costs.

(2)
Our tax basis in oil and natural gas properties exceeded the pre-tax cash inflows at December 31, 2018 and 2017. As a result, we are not expected to generate future taxable income from our oil and natural gas properties in the preparation of the Standardized Measure.

During recent years, prices paid for oil and natural gas have fluctuated significantly. The reference prices at December 31, 2018 and 2017 used in the above table, were $65.56 and $51.34 per Bbl of oil, respectively, and $3.10 and $2.98 per Mmbtu of natural gas, respectively. Each of the reference prices for oil and natural gas were adjusted for quality factors and regional differentials. These prices reflect the SEC rules requiring the use of simple average of the first day of the month price for the previous 12 month period for natural gas at Henry Hub and West Texas Intermediate crude oil at Cushing, Oklahoma.

The following are the principal sources of change in the Standardized Measure:

(in thousands)	Amount
Year Ended December 31, 2018:
Sales and transfers of oil and natural gas produced	$(239,007)
Net changes in prices and production costs	192,798
Extensions and discoveries, net of future development and production costs	70,394
Development costs during the period to the extent previously estimated	6,192
Changes in estimated future development costs	(6,314)
Revisions of previous quantity estimates	136,700
Sales of reserves in place	—
Purchase of reserves in place	63,146
Accretion of discount	48,275
Changes in timing and other	2,438
Net change in income taxes	—
Net change	$274,622
Year Ended December 31, 2017:
Sales and transfers of oil and natural gas produced	$(99,260)
Net changes in prices and production costs	91,998
Extensions and discoveries, net of future development and production costs	25,459
Development costs during the period to the extent previously estimated	1,913
Changes in estimated future development costs	(4,758)
Revisions of previous quantity estimates	88,825
Sales of reserves in place	—
Purchase of reserves in place	40,991
Accretion of discount	31,093
Changes in timing and other	(4,444)
Net change in income taxes	—
Net change	$171,817

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

(in thousands)	Total	2018	2017	2016	2015 and prior
Property acquisition costs	$104,465	$33,908	$10,890	$899	$58,768
Exploration and development	13,900	13,900	—	—	—
Capitalized interest	37,281	3,357	6,440	5,213	22,271
Total	$155,646	$51,165	$17,330	$6,112	$81,039

17.	Subsequent events

Plan of Reorganization

On March 8, 2019, the Debtors filed the March 2019 Plan and related Disclosure Statement with the Court. See further discussion of the March 2019 Plan in “Note 1. Organization and basis of presentation”.

Chesapeake Settlement Agreement

On February 21, 2019, EXCO executed an agreement with CEC and CEML to settle litigation, claims against the Debtors and other matters ("Chesapeake Settlement Agreement"). Per the terms of the Chesapeake Settlement Agreement:

•
All claims filed by CEC and CEML in the Chapter 11 Cases shall be deemed disallowed and expunged. These claims primarily include costs related to the rejection of a marketing agreement in the North Louisiana region and pre-petition costs related to sales of natural gas in the South Texas region. As of December 31, 2018, our estimate of the allowable claims classified as "Liabilities subject to compromise" was $8.6 million for the rejection of the marketing agreement and $2.0 million pre-petition costs related to sales of natural gas;

•
EXCO agreed to release CEC and CEML from pre-petition litigation including the wrongful termination of a natural gas sales contract in South Texas and improper charges for post-production costs in North Louisiana. See further discussion of the litigation with CEC and CEML in "Item 3. Legal proceedings"; and

•	EXCO will assume certain sales contracts with CEML and joint operating agreements with CEC.

The Chesapeake Settlement Agreement will not be effective until it is approved by the Court. We filed a motion with the Court to approve the Chesapeake Settlement Agreement on February 25, 2019 and the hearing is scheduled for March 20, 2019.

Enterprise Settlement Agreement

On November 13, 2018, EXCO and Bluescape executed an agreement with Enterprise and Acadian to settle the litigation described in "Item 3. Legal proceedings" and claims against the Debtors ("EPD Settlement Agreement"). Enterprise and Acadian are part of the corporate family of Enterprise Products Partners L.P. (“EPD”). Per the terms of the EPD Settlement Agreement:

•
The proofs of claim filed by EPD in the Chapter 11 Cases shall be settled for an allowed general unsecured claim of $10.0 million. These claims primarily include costs related to the rejection of a natural gas sales agreement and natural gas transportation agreement in the North Louisiana region. On the effective date of a plan of reorganization, Bluescape shall be required to purchase the claim from EPD for $5.0 million;

•	The Debtors shall pay EPD: (i) $6.25 million on the effective date of a plan of reorganization, and (ii) $6.25 million on September 1, 2019; and

•	Upon completion of the payments from the Debtors and Bluescape to EPD, each party shall provide releases and take all actions to dismiss the aforementioned litigation.

The EPD Settlement Agreement will not be effective until it is approved by the Court. Furthermore, the EPD Settlement Agreement will be terminated if the effective date of a plan of reorganization does not occur prior to July 1, 2019. We filed a motion with the Court to approve the EPD Settlement Agreement on March 13, 2019 and the hearing is scheduled for April 11, 2019. As of December 31, 2018, our estimate of the allowable claims classified as "Liabilities subject to compromise" was $298.5 million for the rejection of the natural gas sales agreement with Enterprise and the natural gas transportation agreement with Acadian in the North Louisiana region.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Exchange Act, EXCO's management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that EXCO's disclosure controls and procedures were effective as of December 31, 2018 to ensure that information that is required to be disclosed by EXCO in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to EXCO's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's report on internal control over financial reporting. EXCO's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the

Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions. Management's annual report of internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There were no changes in EXCO's internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, EXCO's internal control over financial reporting.

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
(a)(1)    Financial Statements
See Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(a)(2)    Financial Statement Schedule
None.
(a)(3)     Listing of Exhibits
See "Index to Exhibits" below.

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

4.17
Joinder Agreement to Registration Rights Agreement, dated January 17, 2014, by and among EXCO Resources, Inc. and WLR IV Exco AIV One, L.P., WLR IV Exco AIV Two, L.P., WLR IV Exco AIV Three, L.P., WLR IV Exco AIV Four, L.P., WLR IV Exco AIV Five, L.P., WLR IV Exco AIV Six, L.P., WLR Select Co-Investment XCO AIV, L.P., WLR/GS Master Co-Investment XCO AIV, L.P. and WLR IV Parallel ESC, L.P, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated January 17, 2014 and filed on January 21, 2014 and incorporated by reference herein.

4.18
Joinder Agreement to Registration Rights Agreement, dated January 17, 2014, by and among EXCO Resources, Inc. and Advent Syndicate 780, Clearwater Insurance Company, Northbridge General Insurance Company, Odyssey Reinsurance Company, Clearwater Select Insurance Company, Riverstone Insurance Limited, Zenith Insurance Company and Fairfax Master Trust Fund, filed as an Exhibit to EXCO’s Current Report on Form 8-K (File No. 001-32743), dated January 17, 2014 and filed on January 21, 2014 and incorporated by reference herein.

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

21.1	Subsidiaries of registrant, filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer of EXCO Resources, Inc., filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer of EXCO Resources, Inc., filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer of EXCO Resources, Inc., filed herewith.

99.1	2018 Report of Netherland, Sewell & Associates, Inc., filed herewith.

99.2	2018 Report of Ryder Scott Company, L.P., filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	These exhibits are management contracts.

(b)    Exhibits
See Item 15 (a)(3) above.
(c)    Financial Statement Schedules
None.

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 18, 2019	EXCO RESOURCES, INC.
(Registrant)

/s/ Harold L. Hickey
Harold L. Hickey
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 18, 2019	/s/ Harold L. Hickey
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