Form 10-K/A
period 2018-12-31
EXCO RESOURCES INC
filed 2019-04-30
CIK 316300

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 25, 2019, the registrant had 21,584,514 outstanding common shares, par value $0.001 per share, which is its only class of common shares. As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common shares held by non-affiliates was approximately $1,501,809.

EXPLANATORY NOTE

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “EXCO,” “EXCO Resources,” “Company,” “we,” “our,” and “us” are to EXCO Resources, Inc. and its consolidated subsidiaries.

Amendment to Form 10-K

The Company is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2019. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and restate in its entirety Part III of the Form 10-K. Capitalized terms not otherwise defined in Part III of this Form 10-K/A shall have the same meanings assigned to such terms in Parts I and II of the Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.3 and 31.4 hereto. Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our other filings with the SEC.

Bankruptcy Proceedings under Chapter 11

On January 15, 2018, the Company and certain of its subsidiaries, including EXCO Services, Inc., EXCO Partners GP, LLC, EXCO GP Partners Old, LP, EXCO Partners OLP GP, LLC, EXCO Operating Company, LP, EXCO Midcontinent MLP, LLC, EXCO Holding (PA), Inc., EXCO Production Company (PA), LLC, EXCO Resources (XA), LLC, EXCO Production Company (WV), LLC, EXCO Land Company, LLC, EXCO Holding MLP, Inc., Raider Marketing, LP, Raider Marketing GP, LLC (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Court”). The Chapter 11 cases are being jointly administered under the caption In Re EXCO Resources, Inc., Case No. 18-30155 (MI) (“Chapter 11 Cases”). The Court granted all of the first day motions filed by the Debtors that were designed primarily to minimize the impact of the Chapter 11 proceedings on our operations, customers and employees. We will continue to operate our businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. We expect to continue our operations without interruption during the pendency of the Chapter 11 proceedings.

On April 10, 2019, the Debtors filed a Third Amended Settlement Joint Chapter 11 Plan of Reorganization (“April 2019 Plan”) and related Disclosure Statement with the Court. The Plan does not currently contemplate the divestiture of any of the Company’s assets. The April 2019 Plan included the following key elements:

•	Holders of the DIP Credit Agreement will receive payment in full in cash with proceeds from a new revolving credit facility;

•
Holders of allowed 1.5 Lien Notes claims will receive their pro rata share of 61.2 percent of the equity in the reorganized Company (prior to giving effect to the Secured Lender Settlement defined below);

•	Holders of allowed 1.75 Lien Term Loans claims will receive their pro rata share of 38.8 percent of the equity in the reorganized Company;

•
Holders of the Second Lien Term Loans, 2018 Notes, 2022 Notes and allowed general unsecured claims will receive their pro rata share of the equity provided from the Secured Lender Settlement less certain holdback provisions. The Secured Lender Settlement provides for certain of our lenders under the 1.5 Lien Notes and 1.75 Lien Notes to transfer 11.6 percent of the certain lenders’ recoveries under the April 2019 Plan to the unsecured creditors in exchange for full and final settlement of any and all claims against said lenders.

•
Holders of allowed general unsecured claims less than or equal to $0.5 million (“Allowed Convenience Claim”) shall receive their pro rata share of $1.1 million in cash subject to a 20 percent limitation of such Allowed Convenience Claim;

•	Holders of existing equity interests in EXCO shall not receive a distribution and the equity interests will be deemed canceled, discharged, released and extinguished; and

•
The carriers of directors’ and officers’ liability insurance coverage related to the Debtors will contribute $13.4 million to the Debtors in exchange for full and final settlement of potential claims and causes of action against current and former directors and officers.

For the duration of the Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to risks and uncertainties associated with Chapter 11 proceedings described under “Item 1A. Risk Factors” in the Form 10-K. As a result of these risks and uncertainties, our assets, liabilities, shareholders’ equity, officers and/or directors could be significantly different following the conclusion of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in the Form 10-K may not accurately reflect our operations, properties and capital plans following the Chapter 11 Cases. See further discussions of the Chapter 11 Cases in “Note 1. Organization and basis of presentation” in the Notes to our Consolidated Financial Statements in the Form 10-K.

EXCO RESOURCES, INC.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and positions of our executive officers and directors as of April 30, 2019:

Name	Age	Position
Harold L. Hickey	63	Chief Executive Officer and President
Harold H. Jameson	51	Vice President and Chief Operating Officer
Tyler S. Farquharson	36	Vice President, Chief Financial Officer and Treasurer
Anthony R. Horton (1)(2)(3)	58	Director
Randall E. King (1)(2)(4)	64	Director
Robert L. Stillwell (1)(2)(3)	82	Director
___________________________

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Member of the nominating and corporate governance committee.

(4)	Member of the technical committee.

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

Harold H. Jameson became our Vice President and Chief Operating Officer in April 2015. Mr. Jameson most recently served as our Vice President of Development and Production with primary responsibilities including the Company’s horizontal shale development drilling programs in the Haynesville, Eagle Ford and Marcellus assets. Mr. Jameson has served in a Vice President role since March 2011. From August 2008 until March 2011, Mr. Jameson served as General Manager of our East Texas/North Louisiana area with primary responsibility for our Haynesville/Bossier shale horizontal development. Prior to the Haynesville/Bossier shale project, Mr. Jameson served as General Manager of our Vernon Field project. Prior to joining EXCO in April 2007, Mr. Jameson was employed at Anadarko Petroleum Corporation from 1991 to 2007, and during his career he has had multiple responsibilities in technical or leadership roles including asset management, drilling and completions, production engineering, reservoir engineering, economic evaluations and field development in U.S. onshore and international projects. Mr. Jameson received a B.S. in Petroleum Engineering from Texas Tech University in 1991.

Tyler S. Farquharson became our Vice President, Chief Financial Officer and Treasurer in February 2017. Mr. Farquharson previously served as our acting Chief Financial Officer and Treasurer from October 2016 and our Vice President of Strategic Planning from August 2016 until February 2017. Prior to this, Mr. Farquharson had served in various roles since joining the Company as a Financial Analyst in August 2005, including as our Strategic Analysis and Financial Planning Director. He received his B.S.B. in Finance from the University of Kansas in 2005.

Directors

Anthony R. Horton became one of our directors in February 2017. In 2018, Mr. Horton became President of A R Horton Restructuring Advisors, LLC and CEO of PurpleCore Capital Advisors, LLC. Mr. Horton also serves as the Plan Administrator Board for Energy Future Holdings Corp. (“EFH”) and is a member of the Restructuring Working Group for FirstEnergy Utilities.  Also, Mr. Horton is Chairman of the Board of NanoLumens, an Independent Director for Mission Coal and Frontera Holdings. Until March 2018, Mr. Horton served as Chief Financial Officer and Executive Vice President of EFH. Prior to then, Mr. Horton served as Senior Vice President, Treasurer and Assistant Secretary of EFH from April 2004.  Mr. Horton also served as an officer of several subsidiaries of EFH, including serving as Senior Vice President and Treasurer at Energy Future

Competitive Holdings Company LLC, Treasurer and Assistant Secretary at TXU Competitive Energy Holding Company LLC and Senior Vice President and Treasurer of Energy Future Intermediate Holding Company LLC. In addition, Mr. Horton has also served on the board of directors of several private companies. Mr. Horton holds a B.B.A. in Management and Economics from the University of Texas at Arlington and a Masters of Professional Accounting and Finance from the University of Texas at Arlington and Dallas. Professional certifications held by Mr. Horton include CPA, CFA, CMA and CFM. Mr. Horton’s substantial experience in finance and management provides him with unique insights regarding business strategy, leadership, marketing and strategic transactions.

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

Legal Proceedings

There have been no material legal proceedings requiring disclosure under the federal securities laws within the past ten years that are material to an evaluation of the ability or integrity of our directors or executive officers, except that, as previously disclosed, we voluntarily filed a petition under Chapter 11 of the Bankruptcy Code in January 2018, and at such time, each of Messrs. Hickey, Jameson and Farquharson served as an executive officer of the Company.

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

Item 11.     Executive Compensation

This Item 11 describes the compensation arrangements we have with our named executive officers as set forth under the rules of the SEC. For purposes of disclosure in this Form 10-K/A, the “Named Executive Officers” for the year ended December 31, 2018 include the following persons:

•	Harold L. Hickey, Chief Executive Officer and President and principal executive officer;

•	Harold H. Jameson, Vice President and Chief Operating Officer; and

•	Tyler S. Farquharson, Vice President, Chief Financial Officer and Treasurer and principal financial officer.

2018 AND 2017 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Share Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (3)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Harold L. Hickey Chief Executive Officer and President	2018	$750,000	$—	$—	$—	$—	$—	$11,000	$761,000
	2017	750,000	2,258,044	177,777	—	1,313,248	—	8,100	4,507,169

Harold H. Jameson Vice President and Chief Operating Officer	2018	425,000	—	—	—	—	—	11,000	436,000
	2017	425,000	1,279,558	96,284	—	650,975	—	8,100	2,459,917

Tyler S. Farquharson (5) Vice President, Chief Financial Officer and Treasurer	2018	385,000	—	—	—	—	—	11,000	396,000
	2017	375,833	1,154,447	30,004	—	588,137	—	8,100	2,156,521
___________________________

(1)	Bonus column for 2017 includes retention bonuses and incentive payments made to each Named Executive Officer during 2017.

(2)
This column represents the aggregate grant date fair value of restricted shares, RSUs and/or PSUs issued to each Named Executive Officer in 2017 in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718-Compensation-Stock Compensation (“ASC 718”), with the exception that the amount shown assumes no forfeitures. Assumptions used in the calculation of these amounts are included in “Note 2. Significant accounting policies - Equity-based compensation” and “Note 11. Equity-based and other incentive-based compensation” to our audited financial statements for the fiscal year ended December 31, 2018 included in the Form 10-K.

(3)
Non-Equity Incentive Plan Compensation column for 2017 includes payments made pursuant to the Key Employee Incentive Plan (the "KEIP”), which provided for incentive payments to our Named Executive Officers based on the achievement of quarterly performance goals during 2017. In 2018, the KEIP was amended to provide for potential incentive payments to our Named Executive Officers based on (i) the achievement of annual performance goals as of the end of 2018 and (ii) the confirmation of a plan of reorganization by the Court. Because a plan of reorganization has not yet been confirmed, no incentive payments under the KEIP have been deemed earned or payable for services in 2018.

(4)
The amounts shown in this column reflect matching contributions allocated by us to each of the Named Executive Officers pursuant to the EXCO Resources, Inc. 401(k) Plan in 2018 and 2017 as follows: Mr. Hickey-$11,000 for 2018 and $8,100 for 2017; Mr. Jameson-$11,000 for 2018 and $8,100 for 2017; and Mr. Farquharson-$11,000 for 2018 and $8,100 for 2017.

(5)	Mr. Farquharson became our Vice President, Chief Financial Officer and Treasurer on February 1, 2017 and in connection therewith his base salary was increased to $385,000.

2018 Fiscal Year Outstanding Equity Awards at Fiscal Year End

	Option Awards (1)						Share Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)	Market Value of Shares or Units of Shares That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Harold L. Hickey	12/1/2009	2,333	—	—	264.00	11/30/2019	—	—	—		—
	12/7/2010	2,919	—	—	277.50	12/6/2020	—	—	—		—
	8/13/2013	13,660	—	—	115.20	8/12/2023	—	—	—		—
	7/1/2016	—	—	—	—	—	—	—	44,445	(3)	889
Harold H. Jameson	12/1/2009	2,666	—	—	264.00	11/30/2019	—	—	—		—
	12/7/2010	2,046	—	—	277.50	12/6/2020	—	—	—		—
	8/13/2013	4,986	—	—	115.20	8/12/2023	—	—	—		—
	7/1/2016	—	—	—	—	—	—	—	21,112	(3)	422
Tyler S. Farquharson	12/1/2009	578	—	—	264.00	11/30/2019	—	—	—		—
	12/1/2009	7	—	—	264.00	11/30/2019	—	—	—		—
	12/7/2010	186	—	—	277.50	12/6/2020	—	—	—		—
	11/21/2011	340	—	—	159.45	11/20/2021	—	—	—		—
	8/13/2013	693	—	—	115.20	8/12/2023	—	—	—		—
	7/1/2016	—	—	—	—	—	—	—	1,500	(3)	30
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

(2)	Market value is based on a per share closing price of our common shares of $0.02 as reported by the OTC Markets as of December 31, 2018.

(3)
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

Narrative Disclosure to the Summary Compensation Table and Outstanding Equity Awards at Fiscal Year End

In connection with our review of strategic alternatives during 2017, the compensation committee of the Board of Directors determined that (i) normal annual and long-term incentive cycles are likely to be ineffective due to our ongoing strategic restructuring efforts and (ii) the use of equity compensation is currently ineffective and inefficient. As a result, the compensation committee and the Company restructured our incentive plans to retain employees and discontinued the grant of share-based compensation to officers and employees until the completion of the Chapter 11 Proceedings. As a result, there were no grants of share-based compensation during 2018, and we made only limited share-based compensation grants in 2017. The adoption of the KEIP and retention bonuses paid in 2017 were intended to replace all existing cash-based bonus and equity-based compensation programs. Our compensation committee did not make any material changes to our executive compensation programs during 2018, except for the amendments to the KEIP described above in the footnotes to the Summary Compensation Table.

401(k) Plan

All of our employees are eligible to participate in the EXCO Resources, Inc. 401(k) Plan. We matched 100% of employee contributions to the 401(k) plan up to a 4% limit during 2018 with vesting of Company matching contributions based on years of service with us. Effective January 1, 2019, we increased the matching limit from 4% to 5%.

Severance Plans

Change of Control Severance Plan

Our Fourth Amended and Restated EXCO Resources, Inc. Severance Plan (the “Change of Control Severance Plan”), provides for the payment of severance in the event the employee’s employment is terminated or there is an adverse change in the employee’s job or compensation, as more specifically described in the Change of Control Severance Plan, in each case within twelve months following a change of control. The Change of Control Severance Plan is administered by our compensation committee, which has the sole discretion to determine whether an employee’s termination of employment is eligible for payment of severance. All of our regular, full-time employees are eligible to participate in and receive benefits under the Change of Control Severance Plan.

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

A severance payment under the Change of Control Severance Plan will be made only if the employee fully executes a release form with the plan administrator to release and forever discharge us from any and all liability which the employee may have against us as a result of employment with or subsequent termination from us. Severance payment is equal to 1.25 times an employee’s annual base salary to be paid in cash in a lump sum 60 days following termination of employment, provided that we have timely received an executed release form.

Reduction in Force Severance Plan

In addition to the Change of Control Severance Plan, our EXCO Resources, Inc. Severance Plan (the “Reduction in Force Severance Plan”), provides benefits upon an employee’s involuntary termination as a result of a Reduction in Force (as defined the Reduction in Force Severance Plan). All of our regular, full-time employees are eligible to participate in and receive benefits under this plan.

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

Director Compensation

The following table provides compensation information for the year ended December 31, 2018 for each non-employee member of our Board of Directors during 2018:

2018 FISCAL YEAR DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Share Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Anthony R. Horton (2)	420,000	—	—	—	—	8,046	428,046
Randall E. King (3)	320,000	—	—	—	—	—	320,000
Robert L. Stillwell (4)	325,000	—	—	—	—	—	325,000
___________________________

(1)	Includes amounts reimbursed for expenses.

(2)
Includes fees for services on our audit committee, compensation committee and nominating and corporate governance committee. As of December 31, 2018, Mr. Horton did not hold any outstanding stock options or share awards.

(3)
Includes fees for services on our audit committee, compensation committee and technical committee. Mr. King became entitled to receive additional fees as a member of the technical committee beginning on April 1, 2018. As of December 31, 2018, Mr. King did not hold any outstanding stock options or share awards.

(4)
Includes fees for services on our audit committee, compensation committee and nominating and corporate governance committee. As of December 31, 2018, Mr. Stillwell held (i) an option to purchase 1,000 common shares granted on December 1, 2009, all of which have vested, (ii) an option to purchase 333 common shares granted on November 5, 2010, all of which have vested, (iii) an option to purchase 333 common shares granted on November 4, 2011, all of which have vested, and (iv) an option to purchase 333 common shares granted on November 1, 2013, all of which have vested. Mr. Stillwell also has the right to acquire 360 common shares granted pursuant to the Director Plan (as defined herein) as deferred compensation in lieu of cash for Mr. Stillwell’s service on our Board of Directors and committees that will be settled upon the satisfaction of certain criteria specified in the Director Plan.

Our compensation package for our non-employee directors consists of two components: (i) retainer fees, which, at the election of a non-employee director, may be paid in cash, our common shares or a combination of cash and common shares, and (ii) automatic annual lump-sum cash payments.

Retainer Fees and Director Plan.

Our non-employee directors earned an annual retainer of $40,000 in 2018. The chairs of our compensation committee and nominating and corporate governance committee were each entitled to receive an additional $10,000 annually in 2018 and the chair of the audit committee was entitled to receive an additional $50,000 annually in 2018. Each non-chair member of our compensation committee, nominating and corporate governance committee and audit committee earned an additional $5,000 in 2018. The members of the technical committee were entitled to receive $5,000 annually for 2018, and the chair of the technical committee was entitled to receive $10,000 annually for 2018. The chair of our audit committee was entitled to receive an additional $15,000 per month in connection with the expanded responsibilities of the audit committee as a result of the Company’s restructuring process. Each non-chair member of our audit committee was entitled to receive an additional $10,000 per month in connection with the expanded responsibilities of the audit committee as a result of the Company’s restructuring process. All directors, including our employee directors (if any), are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings. The Board of Directors has not made any changes to the director compensation plan for fiscal 2019.

The Amended and Restated 2007 Director Plan (as amended, the “Director Plan”) permits non-employee directors who receive fees for their service on the Board of Directors and its committees to make an election to receive their fees (i) entirely in cash, (ii) 50% in cash and 50% in our common shares or (iii) entirely in our common shares. All of the members of our Board of Directors elected to receive cash for their service during 2018. All director fees are paid on a quarterly basis.

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

Pursuant to the Director Plan, each of our non-employee directors is also entitled to receive, in addition to any other director fees, an annual director equity grant received as cash in the amount of $140,000. These payments were made on October 31, 2018. These annual lump-sum cash grants are made in addition to any retainer fees paid to our non-employee directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2018 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	79,694	$184.93	1,376,008
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
Total	79,694	$184.93	1,376,008

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth as of April 25, 2019, the number and percentage of our common shares beneficially owned by (i) each person known by us to beneficially own more than 5% of our outstanding common shares, (ii) each of our directors and each of our Named Executive Officers and (iii) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Beneficial ownership information is based on the most recent Forms 3, 4 and 5 and Schedules 13D and 13G filings with the SEC and reports made directly to us. In computing the number of common shares beneficially owned by a person and the beneficial ownership percentage of that person, common shares subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 25, 2019, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership of our common shares is based upon 21,584,514 common shares outstanding as of April 25, 2019. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the common shares set forth opposite such person’s name. Unless otherwise indicated below, the address for each individual listed below is c/o EXCO Resources, Inc., 12377 Merit Drive, Suite 1700, Dallas, Texas 75251.

Principal Shareholders

	Common Share Beneficial Ownership
Beneficial owner	Shares	% of Class
Holders of more than 5%
Oaktree Capital Group Holdings GP, LLC (1) 333 S. Grand Avenue, 28th Floor Los Angeles, CA 90071	4,889,121	20.0%
Fairfax Financial Holdings Limited (2) 95 Wellington Street West Suite 800 Toronto, Ontario M5J 2N7	3,525,303	16.3%
Energy Strategic Advisory Services LLC (3) 200 Crescent Ct., Ste. 1900 Dallas, TX 75201	6,433,630	24.2%
___________________________

(1)	Based on the information contained in the Schedule 13D/A filed with the SEC on March 17, 2017 and the Company’s records and includes 2,831,542 common shares underlying 2017 Warrants.

(2)	Based solely on the information contained in the Schedule 13G/A filed with the SEC on February 14, 2018.

(3)	Based solely on the information contained in the Schedule 13D/A filed with the SEC on November 13, 2017 and includes 5,017,922 common shares underlying 2017 Warrants.

Executive Officers and Directors

Beneficial owner	Shares(1)		Options exercisable within 60 days	Percentage of shares outstanding
Named Executive Officers
Harold L. Hickey	95,682	(2)	18,912	*
Harold H. Jameson	38,886	(3)	9,698	*
Tyler S. Farquharson	4,867	(4)	1,804	*
Directors
Anthony R. Horton	—		—	*
Randall E. King	—		—	*
Robert L. Stillwell	22,237	(5)	1,999	*
All executive officers and directors as a group (6 persons)	161,672		32,413	*
*Less than 1%
___________________________

(1)	Includes the options exercisable within 60 days of April 25, 2019 shown in the options column.

(2)
Includes (a) 1,387 common shares held in a 401(k) account and (b) the vested portion of (i) an option to purchase 2,333 common shares granted on December 1, 2009, all of which have vested, (ii) an option to purchase 2,919 common shares granted on December 7, 2010, all of which have vested, and (iii) an option to purchase 13,660 common shares granted on August 13, 2013, all of which have vested. Excludes restricted stock units with performance-based vesting criteria because the satisfaction of such vesting criteria is deemed to be outside of the holder’s control.

(3)
Includes (a) 908 common shares held in a 401(k) account and (b) the vested portion of (i) an option to purchase 2,666 common shares granted on December 1, 2009, all of which have vested, (ii) an option to purchase 2,046 common shares granted on December 7, 2010, all of which have vested, and (iii) an option to purchase 4,986 common shares granted on August 13, 2013, all of which have vested. Excludes restricted stock units with performance-based vesting criteria because the satisfaction of such vesting criteria is deemed to be outside of the holder’s control.

(4)
Includes (a) 529 common shares held in a 401(k) account and (b) the vested portion of (i) an option to purchase 578 common shares granted on December 1, 2009, all of which have vested, (iii) an option to purchase 7 common shares granted on December 1, 2009, all of which have vested, (iv) an option to purchase 186 common shares granted on December 7, 2010, all of which have vested, (v) an option to purchase 340 common shares granted on November 21, 2011, all of which have vested, and (vi) an option to purchase 693 common shares granted on August 13, 2013, all of which have vested. Excludes restricted stock units with performance-based vesting criteria because the satisfaction of such vesting criteria is deemed to be outside of the holder’s control.

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

ESAS Services and Investment Agreement

On March 31, 2015, we entered into a services and investment agreement with ESAS (the “ESAS Services and Investment Agreement”). As consideration for the services provided under the agreement, we agreed to pay ESAS a monthly fee of $300,000 and an annual incentive payment of up to $2.4 million per year that was based on our common share price achieving certain performance hurdles as compared to a peer group. As an additional performance incentive under the services and investment agreement, EXCO issued ESAS warrants in four tranches to purchase an aggregate of 5,333,335 common shares, subject to the satisfaction of certain performance criteria, at exercise prices ranging from $41.25 per share to $150.00 per share (the “ESAS Warrants”).

On November 9, 2017, we entered into an agreement with ESAS pursuant to which, among other things: (i) the ESAS Services and Investment Agreement was suspended such that, during the suspension period and subject to the terms and conditions of the agreement: (a) ESAS is not required to provide any services to us, (b) we are not required to make any payments to ESAS with respect to the suspension period and (c) ESAS does not have the right to nominate a member to the Company’s Board of Directors; and (ii) the ESAS Warrants were forfeited and canceled and we have no further obligations under the ESAS Warrants. The payments to ESAS as part of the services and investment agreement were $3.4 million during 2017.

1.5 Lien Note Offering

On March 15, 2017, we closed the offering of $300.0 million in aggregate principal amount of senior secured 1.5 lien notes due March 20, 2022 (the “1.5 Lien Notes”) in a private offering exempt from the registration requirements of the Securities Act. The 1.5 Lien Notes bear interest at a cash interest rate of 8% per annum. The proceeds from the issuance of the 1.5 Lien Notes were primarily utilized to repay all of the outstanding indebtedness under our former credit agreement (the “EXCO Resources Credit Agreement”), transaction fees and expenses and for general corporate purposes. On February 22, 2018, the Court approved our ability to make adequate protection payments for interest on the DIP Credit Agreement (as defined below) and the 1.5 Lien Notes.

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

Certain related parties of our former directors, directly or indirectly, participated in the offering of the 1.5 Lien Notes and the Second Lien Term Loan Exchange, and certain of our former directors may have had direct or indirect interests in holdings of the 1.5 Lien Notes, 1.75 Lien Term Loans and/or the 2017 Warrants (collectively, the “2017 Financing Transactions”), including:

•
Samuel Mitchell, a former member of our Board of Directors, serves as a Managing Director of Hamblin Watsa Investment Counsel Ltd. (“Hamblin Watsa”), the investment manager of Fairfax and certain affiliates thereof. Samuel Mitchell was a member of our Board of Directors until his resignation on September 20, 2017. On September 20, 2017, certain affiliates of Fairfax received $8.5 million and $15.8 million of PIK Payments in the form of additional 1.5 Lien Notes and 1.75 Lien Term Loans, respectively, resulting in Fairfax holding, directly or indirectly, $159.5 million in aggregate principal amount of 1.5 Lien Notes and $427.9 million in aggregate principal amount of 1.75 Lien Term Loans as of December 31, 2017. During the year ended December 31, 2017, Fairfax also received $10.6 million of cash interest payments on the Fairfax Term Loan and the Exchange Term Loan and 1,657,330 PIK Shares under the 1.75 Lien Term Loans. As a result of the commencement Chapter 11 Proceedings, any efforts to enforce our obligations under our debt instruments are automatically stayed. Accordingly, we did not make any principal or interest payments on the Fairfax Term Loan, Exchange Term Loan or 1.75 Lien Term Loans during the year ended December 31, 2018. However, due to the Court approving our ability to make adequate protection payments for interest on the 1.5 Lien Notes in February 2018, we paid Fairfax $12.8 million of cash interest on the 1.5 Lien Notes during 2018. Fairfax was also granted with the right, so long as they remain the holder any Financing Warrants or Commitment Fee Warrants, to purchase all or any portion of any common shares that the Company propose to issue in an offering for cash (other than shares to be issued to directors, officers, employees and consultants in connection with their service as such), pro rata in proportion to their ownership stake in the Company, based on the amount of common shares they would own as if their respective warrants had been exercised immediately prior to such offering (such rights, the “Preemptive Rights”). In addition, Fairfax held Financing Warrants representing the right to purchase an aggregate of 10,824,377 common shares at an exercise price equal to $13.95 per share, Commitment Fee Warrants representing the right to purchase an aggregate of 431,433 common shares at an exercise price equal to $0.01 per share and Amendment Fee Warrants representing the right to purchase an aggregate of 1,294,143 common shares at an exercise price equal to $0.01 per share. On January 16, 2018, affiliates of Fairfax surrendered all of their rights in the 2017 Warrants.

•
John Wilder, a former member of our Board of Directors, serves as the sole manager and has the power to direct the affairs of Bluescape Resources Company LLC (“Bluescape”), which serves as the general partner of and directs Bluescape Fund, the owner of ESAS. On September 20, 2017, ESAS received $4.0 million and $1.8 million of PIK Payments in the form of additional 1.5 Lien Notes and 1.75 Lien Term Loans, respectively, resulting in ESAS holding $74.0 million in aggregate principal amount of 1.5 Lien Notes and $49.7 million in aggregate principal amount of 1.75 Lien Term Loans as of December 31, 2017. During the year ended December 31, 2017, ESAS also received $1.2 million of cash interest payments on the Exchange Term Loan and 192,609 PIK Shares under the 1.75 Lien Term Loans. As a result of the commencement Chapter 11 Proceedings, any efforts to enforce our obligations under our debt instruments are automatically stayed. Accordingly, we did not make any principal or interest payments on the Exchange Term Loan or 1.75 Lien Term Loans during the year ended December 31, 2018. However, due to the Court approving our ability to make adequate protection payments for interest on the 1.5 Lien Notes in February 2018, we paid ESAS $5.9 million of cash interest on the 1.5 Lien Notes during 2018. In addition, ESAS holds Financing Warrants representing the right to purchase an aggregate of 5,017,922 common shares at an exercise price equal to $13.95 per share. ESAS received a consent fee of $1.6 million in cash for exchanging its interest in the Second Lien Term Loans, and a commitment fee of $2.1 million in cash in connection with the issuance of the 1.5 Lien Notes. ESAS was also granted the Preemptive Rights in connection with the issuance of the 1.5 Lien Notes.

•
B. James Ford, a former member of our Board of Directors, serves as a Senior Advisor of Oaktree Capital Management, LP (“Oaktree”). On September 20, 2017, Oaktree received $2.2 million of PIK Payments in the form of additional 1.5 Lien Notes resulting in certain affiliates of Oaktree holding, directly or indirectly, $41.7 million in aggregate principal amount of 1.5 Lien Notes as of December 31, 2017. As a result of the commencement Chapter 11 Proceedings, any efforts to enforce our obligations under our debt instruments are automatically stayed. However, due to the Court approving our ability to make adequate protection payments for interest on the 1.5 Lien Notes in February 2018, we paid Oaktree $6.7 million of cash interest on the 1.5 Lien Notes during 2018. In addition, certain affiliates of Oaktree hold Financing Warrants representing the right to purchase an aggregate of 2,831,542 common shares at an exercise price equal to $13.95 per share. Oaktree also received a commitment fee of $1.2 million in cash in connection with the issuance of the 1.5 Lien Notes. Oaktree affiliates were also granted the Preemptive Rights in connection with the issuance of the 1.5 Lien Notes.

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

Procedures for Approval of Related Party Transactions

In accordance with our audit committee charter, our audit committee is responsible for reviewing and pre-approving the terms and conditions of all related party transactions that are required to be disclosed under Item 404 of Regulation S-K, unless the audit committee deems it appropriate to diverge from this responsibility. Our audit committee determined that it was appropriate for a special committee of our Board of Directors to pre-approve the transactions that described above occurred during 2017, and the special committee pre-approved the 2017 Financing Transactions. Following the resignation of certain members of our Board of Directors during 2017, our Board of Directors was composed entirely of the same three independent directors that comprise our audit committee. Therefore, our Board of Directors approved the DIP Credit Agreement and the Forbearance Agreements without a separate pre-approval from our audit committee.

Director Independence

Our common shares are currently quoted over-the-counter under the symbol “XCOOQ”. Prior to December 27, 2017, our common shares were traded on the NYSE.

Even though our common shares are no longer listed on the NYSE, our Board of Directors continues to refer to the director independence standards adopted by the NYSE, as well as the SEC’s additional standards for audit committee members, in making determinations of independence. The Board of Directors has affirmatively determined that all of our current directors are independent under the applicable NYSE and SEC standards. In determining that our directors are independent, the Board of Directors considered the transactions, relationships and arrangements described in our prior proxy statements and in this Form 10-K/A under Item 13, “Certain Relationships and Related Transactions and Director Independence.”

Item 14.     Principal Accountant Fees and Services

The Company’s independent registered public accounting firm for the year ended December 31, 2018 was KPMG LLP.

Fees to Independent Registered Public Accounting Firm

Aggregate fees for professional services provided to us by our principal accountant, KPMG LLP, for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
	(in thousands)
Audit Fees (1)	$1,000	$1,177
Audit-Related Fees (2)	300	—
Tax Fees (3)	168	174
All Other Fees (4)	—	—
Total	$1,468	$1,351
___________________________

(1)	Fees for audit services include fees associated with the annual audit, the reviews of EXCO’s quarterly reports on Form 10-Q and Sarbanes-Oxley compliance test work.

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

PART IV

Item 15.     Exhibits and Financial Statement Schedules
(a)(1)    Financial Statements
See Part II, Item 8. Financial Statements and Supplementary Data of the Annual Report on Form 10-K.
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

21.1	Subsidiaries of registrant, filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2018 filed on March 18, 2019 and incorporated by reference herein.

31.1
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2018 filed on March 18, 2019 and incorporated by reference herein.

31.2
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2018 filed on March 18, 2019 and incorporated by reference herein.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer of EXCO Resources, Inc., filed herewith.

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer of EXCO Resources, Inc., filed herewith.

32.1
Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer of EXCO Resources, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10‑K for 2018 filed on March 18, 2019 and incorporated by reference herein.

99.1	2018 Report of Netherland, Sewell & Associates, Inc., filed as an Exhibit to EXCO’s Annual Report on Form 10‑K for 2018 filed on March 18, 2019 and incorporated by reference herein.

99.2	2018 Report of Ryder Scott Company, L.P., filed as an Exhibit to EXCO’s Annual Report on Form 10-K for 2018 filed on March 18, 2019 and incorporated by reference herein.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	These exhibits are management contracts.

(b)    Exhibits
See Item 15 (a)(3) above.
(c)    Financial Statement Schedules
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 30, 2019	EXCO RESOURCES, INC.
(Registrant)

/s/ Tyler S. Farquharson
Tyler S. Farquharson
Vice President, Chief Financial Officer and Treasurer